Form 10-Q
period 2006-06-30
Federal Home Loan Bank of Pittsburgh
filed 2006-08-11
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-51395
FEDERAL HOME LOAN BANK OF PITTSBURGH
(Exact name of registrant as specified in its charter)

Federally Chartered Corporation	25-6001324
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Grant Street Pittsburgh, PA 15219 (Address of principal executive offices)	15219 (Zip Code)
(412) 288-3400
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☐ Yes          ☑  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer          ☐ Accelerated filer          ☑  Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐ Yes          ☑  No
There were 31,992,913 shares of common stock with a par value of $100 per share outstanding at July 31, 2006.

PART I — FINANCIAL INFORMATION

Item 2:      Management’s Discussion and Analysis of Financial Condition and Results of Operations
       The following is management’s discussion and analysis of the Federal Home Loan Bank of Pittsburgh’s (the “Bank”) earnings performance for the three months and six months ended June 30, 2006. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report as well as the audited financial statements and management’s discussion and analysis for the year ended December 31, 2005 included in the Bank’s registration statement on Form 10, as amended, filed with the SEC.
Financial Highlights
      The results of operations data for the three months and six months ended June 30, 2006 and 2005, and the statement of condition data as of June 30, 2006 are unaudited and are derived from the financial statements and footnotes included in this report. The statement of condition data as of December 31, 2005 is derived from the audited financial statements included in the registration statement on Form 10, as amended.
Statement of Operations

	Three months ended		Six months ended
	June 30,		June 30,

(in thousands)	2006	2005	2006	2005

Net interest income before provision for credit losses	$86,974	$77,169	$165,224	$154,527
Provision for credit losses	46	297	616	934
Other income, excluding net gain on derivatives and hedging activities	1,656	1,054	3,297	1,158
Net gain (loss) on derivatives and hedging activities	403	(54,700)	5,029	(19,856)
Other expense	15,528	13,128	31,831	25,616

Income before assessments	73,459	10,098	141,103	109,279
Assessments	19,506	2,690	37,463	29,014

Net income	$53,953	$7,408	$103,640	$80,265

Earnings per share(1)	$1.68	$0.27	$3.35	$3.05

Dividends	$42,322	$18,251	$66,336	$35,616
Weighted average dividend rate(2)	5.27%	2.64%	4.33%	2.73%
Return on average capital	6.27%	1.02%	6.31%	5.90%
Return on average assets	0.29%	0.05%	0.29%	0.26%
Net interest margin(3)	0.48%	0.48%	0.46%	0.51%
Total capital ratio (at period-end)(4)	4.61%	4.33%	4.61%	4.33%
Total average capital to average assets	4.70%	4.48%	4.54%	4.44%

Notes:

(1)	Earnings per share calculated based on net income and weighted average shares outstanding.

(2)	Weighted average dividend rates are dividends divided by the average of the daily balances of outstanding capital stock during the period that are eligible for dividends.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average interest- earning assets.

(4)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at period end.

Statement of Condition

(in thousands)	June 30, 2006	December 31, 2005

Loans to members	$45,294,097	$47,492,959
Investments — Federal funds sold, interest-bearing deposits and investment securities(1)	21,002,147	16,945,821
Mortgage loans held for portfolio, net	7,342,748	7,651,914
Total assets	74,661,421	72,898,211
Deposits and other borrowings(2)	1,402,886	1,079,822
Consolidated obligations, net(3)	68,956,242	67,723,337
AHP payable	43,166	36,707
REFCORP payable	16,132	14,633
Capital stock — putable	3,218,796	3,078,583
Retained earnings	225,783	188,479
Total capital	3,438,891	3,259,546

Notes:

(1)	None of these securities were purchased under agreements to resell.

(2)	Includes mandatorily redeemable capital stock.

(3)	Aggregate Federal Home Loan Bank System (FHLBank System)-wide consolidated obligations (at par) were $958.6 billion and $937.5 billion at June 30, 2006 and December 31, 2005, respectively.
Forward-Looking Information
      Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements describing the objectives, projections, estimates or future predictions of the Bank and the Office of Finance may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; demand for member loans resulting from changes in the Bank’s member deposit flows and credit demands; volatility of market prices, rates and indices that could affect the value of investments or collateral held by the Bank as security for the obligations of Bank members and counterparties to interest rate exchange agreements and similar agreements; political events, including legislative, regulatory, judicial or other developments, that affect the Bank, its members, its counterparties and/or investors in the consolidated obligations of the Bank; competitive forces, including without limitation other sources of funding available to the Bank’s members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled individuals as employees of the Bank; ability to develop and support technology and information systems, including the Internet, sufficient to manage the risks of the Bank’s business activities effectively; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; timing and volume of market activity; ability to introduce new Bank products and services, and to successfully manage the risks associated with those products and services, including new types of collateral securing loans; risk of loss arising from litigation that might be filed against the Bank or other FHLBanks; inflation/deflation; and changes in credit ratings and related market pricing associated with the Bank’s investments. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s financial statements and notes included herein.

Overview

       The Bank is a government-sponsored enterprise (GSE), chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s principal strategic position derives from its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. This fundamental competitive advantage, coupled with the joint and several cross-guarantee on FHLBank System debt, distinguishes the Bank in the capital markets and enables it to present attractively priced funding to members. Though chartered by Congress, the Bank is privately capitalized by its member institutions, which are voluntary participants in its cooperative structure.
      Cooperative. The Bank is a cooperative institution, owned by financial institutions that are also its primary customers. Any building and loan association, savings and loan association, cooperative bank, homestead association, insurance company, savings bank or insured depository institution that maintains its principal place of business in Delaware, Pennsylvania or West Virginia and that meets varying requirements can apply for membership in the Bank. All members are required to purchase capital stock in the Bank as a condition of membership. The capital stock of the Bank can be purchased only by members.
      Mission. The Bank’s primary mission is to intermediate between the capital markets and the housing market through member financial institutions. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the Office of Finance (OF) and uses these funds to provide its member financial institutions with a reliable source of credit for housing and community development. The United States government does not guarantee, either directly or indirectly, the debt securities or other obligations of the Bank or the FHLBank System. The Bank provides credit for housing and community development through two primary programs. First, it provides members with loans against the security of residential mortgages and other types of high-quality collateral; second, the Bank purchases residential mortgage loans originated by or through member institutions. The Bank also offers other types of credit and non-credit products and services to member institutions. These include letters of credit, interest rate exchange agreements (interest rate swaps, caps, collars, floors, swaptions and similar transactions), affordable housing grants, securities safekeeping, and deposit products and services.
      Supervision and Regulation. The Bank is supervised and regulated by the Federal Housing Finance Board (Finance Board), which is an independent agency in the executive branch of the United States government. The Finance Board ensures that the Bank carries out its housing finance mission, remains adequately capitalized and able to raise funds in the capital markets, and operates in a safe and sound manner. The Finance Board establishes regulations and otherwise supervises the operations of the Bank, primarily via periodic examinations.
      Business Segments. The Bank reviews its operations by grouping its products and services within two business segments. The products and services provided through these segments reflect the manner in which financial information is evaluated by management of the Bank. These business segments are:

•	Traditional Member Finance

•	Mortgage Partnership Finance® (MPF®) Program
Critical Accounting Policies

       The Bank’s financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Application of these principles requires management to make estimates, assumptions or judgments that affect the amounts reported in the financial statements and accompanying notes. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When such information is not available, valuation adjustments are estimated in good faith by management, primarily through the use of internal cash flow and other financial modeling techniques.

      The most significant accounting policies followed by the Bank are presented in Note 2 to the audited financial statements in the Bank’s registration statement on Form 10, as amended. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements.
      We discuss the following critical accounting policies in more detail under this same heading in the Bank’s registration statement on Form 10, as amended:

•	Loans to Members and Related Allowance for Credit Losses

•	Allowance for Credit Losses on Mortgage Loans Held for Portfolio

•	Allowance for Credit losses on Banking on Business Loans

•	Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-Backed Securities

•	Guarantees and Consolidated Obligations

•	Accounting for Derivatives

•	Future REFCORP Payments

•	Fair-value Calculations and Methodologies
      The Bank did not implement any material changes to its accounting policies or estimates, nor did the Bank implement any new accounting policies that had an impact on the Bank’s results of operations or financial condition during the quarter ended June 30, 2006.
Earnings Performance

Summary of Financial Results
      Net Income and Return on Capital. The Bank’s net income totaled $53.9 million for the second quarter of 2006, an increase of $46.5 million from the second quarter of 2005. The earnings increase was primarily due to net gains on derivatives and hedging activities of $403.0 thousand for the second quarter of 2006, compared with a net loss of $54.7 million in the second quarter of 2005. Net interest income for the second quarter of 2006 increased from second quarter 2005 due to growth in interest-earning assets, primarily loans to members and investments, as well as a higher short-term interest rate environment. These key factors are discussed more fully below. Commensurate with the increase in net income, the Bank’s return on average capital increased to 6.27% in the second quarter of 2006, up from a return on average capital of 1.02% in the same year-ago period.
      The Bank’s net income totaled $103.6 million for the six months ended June 30, 2006, an increase of $23.3 million from the six months ended June 30, 2005. The year-over-year earnings increase was primarily due to a net derivatives and hedging activities gain of $5.0 million for the six months ended June 30, 2006, compared with a $19.9 million loss during the same period of 2005. Net interest income for the six months ended June 30, 2006 reflected an increase over the same year-ago period due to increases in interest-earning assets, primarily loans to members and investments, as well as a higher short-term interest rate environment. These key factors are discussed more fully below. Commensurate with the increase in net income, the Bank’s return on average capital increased to 6.31% for the six months ended 2006, up from a return on average capital of 5.90% in the same year-ago period.
      Dividend Rate. Because members may purchase and redeem their Bank capital stock shares only at par value, management regards quarterly dividend payments as an important vehicle through which a direct investment return is provided. The Bank’s weighted average dividend rate was 5.27% in the second quarter of 2006, compared to 2.64% in the second quarter of 2005. The weighted average dividend rate for the six months ended June 30, 2006 was 4.33% compared to 2.73% for the same year-ago period. Beginning in the fourth quarter of 2003 through the third quarter of 2005, the Bank limited its quarterly dividend payments to 50% of current period estimated net income in order to increase its retained earnings balance. Retained earnings were $225.8 million as of June 30, 2006, compared with $188.5 million at year-end 2005.
Net Interest Income
      The following tables summarize the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three months and six months ended June 30, 2006 and 2005.
Average Balances and Interest Yields/ Rates Paid

	Three months ended June 30,

	2006			2005

		Interest	Avg.		Interest	Avg.
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold(1)	$3,960	$48	4.92	$1,656	$12	3.00
Interest-bearing deposits	3,606	44	4.85	855	7	3.04
Investment securities(2)	11,425	130	4.57	9,279	94	4.05
Loans to members(3)	46,078	589	5.13	43,881	347	3.17
Mortgage loans held for portfolio(3)	7,395	94	5.08	8,574	103	4.85

Total interest-earning assets	72,464	$905	5.01	64,245	$563	3.52
Allowance for credit losses	(6)			(5)
Other assets	1,008			588

Total assets	$73,466			$64,828

Liabilities and capital
Deposits	$1,335	$16	4.75	$1,078	$7	2.58
Consolidated obligation discount notes	10,788	131	4.87	17,428	127	2.93
Consolidated obligation bonds	56,774	671	4.74	42,384	351	3.32
Other borrowings	21	-	5.35	198	1	2.94

Total interest-bearing liabilities	68,918	$818	4.76	61,088	$486	3.19
Other liabilities	1,094			836
Total capital	3,454			2,904

Total liabilities and capital	$73,466			$64,828

Net interest spread			0.25			0.33
Impact of net noninterest-bearing funds			0.23			0.15

Net interest income/net interest margin		$87	0.48		$77	0.48

Notes:

(1)	The average balance of Federal funds sold, related interest income and average yield calculations include loans to other FHLBanks.

(2)	The average balance of investment securities available-for-sale represents fair values. Related yield, however, is calculated based on cost.

(3)	Nonaccrual loans are included in average balances in determining the average rate.

      Net interest income increased $10.0 million, or 13.0%, to $87.0 million in the second quarter of 2006. Although average interest-earning assets and interest-bearing liabilities both increased 12.8%, the increase in net interest income was primarily due to a higher short-term interest rate environment, as indicated in the rate/volume table below. The net interest margin was flat quarter over quarter, as a compression of interest rate spreads on net interest-earning assets was offset by an increase in net noninterest-bearing funds.
Average Balances and Interest Yields/ Rates Paid

	Six months ended June 30,

	2006			2005

		Interest	Avg.		Interest	Avg.
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold(1)	$3,557	$83	4.72	$1,584	$22	2.76
Interest-bearing deposits	3,522	81	4.65	783	11	2.78
Investment securities(2)	11,433	258	4.56	9,314	186	4.03
Loans to members(3)	46,015	1,117	4.89	40,907	599	2.95
Mortgage loans held for portfolio(3)	7,470	189	5.10	8,668	209	4.87

Total interest-earning assets	71,997	$1,728	4.84	61,256	$1,027	3.38
Allowance for credit losses	(6)			(5)
Other assets	921			547

Total assets	$72,912			$61,798

Liabilities and capital
Deposits	$1,237	$28	4.49	$1,111	$13	2.40
Consolidated obligation discount notes	11,231	258	4.64	15,092	203	2.72
Consolidated obligation bonds	56,066	1,277	4.59	41,812	654	3.15
Other borrowings	19	-	4.46	172	2	2.73

Total interest-bearing liabilities	68,553	$1,563	4.60	58,187	$872	3.02
Other liabilities	1,045			869
Total capital	3,314			2,742

Total liabilities and capital	$72,912			$61,798

Net interest spread			0.24			0.36
Impact of net noninterest-bearing funds			0.22			0.15

Net interest income/net interest margin		$165	0.46		$155	0.51

Notes:

(1)	The average balance of Federal funds sold, related interest income and average yield calculations include loans to other FHLBanks.

(2)	The average balance of investment securities available-for-sale represents fair values. Related yield, however, is calculated based on cost.

(3)	Nonaccrual loans are included in average balances in determining the average rate.
      Net interest income increased $10 million, or 6.5%, to $165 million for the six months ended June 30, 2006. Although average interest-earning assets and interest-bearing liabilities increased 17.5% and 17.8%, respectively, the increase in net interest income was primarily rate driven, as indicated in the table below. The net interest margin decreased 5 basis points to 0.46%, as compression of interest rate spreads on net interest-earning assets more than offset an increase in net noninterest-bearing funds.

      Rate/ Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2006 and 2005.

	Three months ended			Six months ended
	June 30,			June 30,

(in millions)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income due to:
Federal funds sold	$17	$19	$36	$27	$34	$61
Interest-bearing deposits	21	16	37	38	32	70
Investment securities	21	15	36	43	29	72
Loans to members	17	225	242	77	441	518
Mortgage loans held for portfolio	(13)	4	(9)	(28)	8	(20)

Total	$63	$279	$342	$157	$544	$701
Increase (decrease) in interest expense due to:
Deposits	$2	$7	$9	$2	$13	$15
Consolidated obligation discount notes	(48)	52	4	(52)	107	55
Consolidated obligation bonds	118	202	320	225	398	623
Other borrowings	(1)	-	(1)	(2)	-	(2)

Total	$71	$261	$332	$173	$518	$691

Increase (decrease) in net interest income	$(8)	$18	$10	$(16)	$26	$10

Note: The changes for each category of interest income and expense are divided between the portion of change attributed to volume or rate for that category. The change in rate/volume variance has been allocated to the volume and rate variances based on their relative sizes.
      The increases in average interest-earning assets for the second quarter and the six months ended June 30, 2006 were a result of increases in investment securities, Federal funds sold, interest-bearing deposits and loans to members. The Bank has focused on increasing liquidity, through increases in short-term investments, in preparation for the implementation of new consolidated obligation repayment funding requirements by the Federal Reserve, which became effective July 20, 2006. As a result of that strategy, the Bank has invested in short-term liquid assets when short-term rates have been increasing, thus providing an increase to interest income from both volume and rates.
      The $2.2 billion increase in loans to members in the quarter to quarter comparison and the $5.1 billion increase on a year over year basis also had a positive impact on interest income from the volume side. However, the primary driver, as noted in the above table, is interest rate related. The Bank’s loans to members portfolio has experienced a fundamental shift in the type of loans that the Bank’s members are requiring, to longer term loans with slightly higher interest rates. The average loans to members portfolio detail is provided in a table below. It should be noted that while there has been 5% average growth comparing the second quarter of 2005 to 2006, and 12.5% growth year-over-year, the loans to members average balance for the second quarter of 2006 was relatively flat when compared with the first quarter of 2006.
      The mortgage loans held for portfolio impact was primarily volume related as this portfolio declined in both the quarter and year over year comparisons. This decline is due to a reduction in mortgages available to be purchased from members, which resulted in the portfolio run-off exceeding new loans being purchased.
      The composition of the consolidated obligation portfolio has changed to longer term bonds from short term notes and coinciding with the shift in the Bank’s loans to members portfolio. Consolidated obligation bonds funded the additional asset levels, with averages increasing in both the quarter-over-quarter and year over year comparisons. Average discount notes negatively impacted interest expense on the volume side. The primary driver of the increase in interest expense on consolidated obligations in total is due to the increase in short-term interest rates.

Loans to Members Portfolio Detail:

		Average Balances

		Three months ended June 30,		Six months ended June 30,
(in millions)
Product	Description	2006	2005	2006	2005

RepoPlus	Short-term fixed-rate loans; principal and interest paid at maturity.	$4,629.0	$14,670.6	$5,110.5	$12,346.4
Mid-Term RepoPlus	Mid-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly.	19,411.6	11,463.2	19,085.6	10,895.8
Term Loans	Long-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly; (includes amortizing loans with principal and interest paid monthly); Affordable Housing Loans and Community Investment Loans.	8,601.3	7,490.1	10,326.1	6,490.8
Convertible Select	Long-term fixed-rate and adjustable-rate loans with conversion options sold by member; principal paid at maturity; interest paid quarterly.	12,405.7	9,635.5	10,415.1	10,483.6
Hedge Select	Long-term fixed-rate and adjustable-rate loans with embedded options bought by member; principal paid at maturity; interest paid quarterly.	50.0	251.2	101.9	251.6
Returnable	Loans in which the member has the right to prepay the loan after a specified period.	1,361.6	-	1,216.1	-

Total par value		46,459.2	43,510.6	46,255.3	40,468.2
Discount on AHP loans to members		(1.6)	(1.8)	(1.7)	(1.9)
Deferred prepayment fees		(0.3)	(0.9)	(0.3)	(1.0)
SFAS 133 hedging adjustment		(378.8)	372.6	(238.2)	441.7

Total book value		$46,078.5	$43,880.5	$46,015.1	$40,907.0

      As noted in the chart above, there has been a significant shift from the RepoPlus product to the Mid-Term RepoPlus product. This is due in part to management efforts to extend the loans to members portfolio maturity and in part to the short-term interest rate environment. As short-term interest rates rise, overnight Federal funds and other sources of overnight funding become more attractive to our members than Bank overnight loans. In addition, the new consolidated obligation repayment funding requirement, discussed in Item 2. Financial Condition and Item 2. Risk Management, is putting pressure on the Bank’s overnight cost of funds. This continues to put pressure on the Bank’s ability to grow the loans to members portfolio in the current pricing environment.
      Net Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the three and six months ended June 30, 2006 and 2005. Derivative and hedging activities are discussed below in the other income (loss) section.
Three months ended June 30, 2006

		Interest Inc./	Avg.	Interest Inc./	Avg.		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$3,960	$48	4.92	$48	4.92
Interest-bearing deposits	3,606	44	4.85	44	4.85
Investment securities	11,425	130	4.57	130	4.57
Loans to members	46,078	589	5.13	529	4.60	$60	0.53
Mortgage loans held for portfolio	7,395	94	5.08	95	5.14	(1)	(0.06)

Total interest-earning assets	72,464	$905	5.01	$846	4.68	$59	0.33
Allowance for credit losses	(6)
Other assets	1,008

Total assets	$73,466

Liabilities and capital
Deposits	$1,335	$16	4.75	$16	4.75
Consolidated obligation discount notes	10,788	131	4.87	131	4.87
Consolidated obligation bonds	56,774	671	4.74	620	4.38	$51	0.36
Other borrowings	21	-	5.35	-	5.35

Total interest-bearing liabilities	68,918	$818	4.76	$767	4.46	$51	0.30
Other liabilities	1,094
Total capital	3,454

Total liabilities and capital	$73,466

Net interest income/ interest rate spread		$87	0.25	$79	0.22	$8	0.03

Three months ended June 30, 2005

		Interest Inc./	Avg.	Interest Inc./	Avg.		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$1,656	$12	3.00	$12	3.00
Interest-bearing deposits	855	7	3.04	7	3.04
Investment securities	9,279	94	4.05	94	4.05
Loans to members	43,881	347	3.17	406	3.71	$(59)	(0.54)
Mortgage loans held for portfolio	8,574	103	4.85	106	4.96	(3)	(0.11)

Total interest-earning assets	64,245	$563	3.52	$625	3.90	$(62)	(0.38)
Allowance for credit losses	(5)
Other assets	588

Total assets	$64,828

Liabilities and capital
Deposits	$1,078	$7	2.58	$7	2.58
Consolidated obligation discount notes	17,428	127	2.93	127	2.93
Consolidated obligation bonds	42,384	351	3.32	386	3.64	$(35)	(0.32)
Other borrowings	198	1	2.94	1	2.94

Total interest-bearing liabilities	61,088	$486	3.19	$521	3.42	$(35)	(0.23)
Other liabilities	836
Total capital	2,904

Total liabilities and capital	$64,828

Net interest income/ interest rate spread		$77	0.33	$104	0.48	$(27)	(0.15)

Six months ended June 30, 2006

		Interest Inc./	Avg.	Interest Inc./	Avg.		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$3,557	$83	4.72	$83	4.72
Interest-bearing deposits	3,522	81	4.65	81	4.65
Investment securities	11,433	258	4.56	258	4.56
Loans to members	46,015	1,117	4.89	1,028	4.50	$89	0.39
Mortgage loans held for portfolio	7,470	189	5.10	191	5.16	(2)	(0.06)

Total interest-earning assets	71,997	$1,728	4.84	$1,641	4.60	$87	0.24
Allowance for credit losses	(6)
Other assets	921

Total assets	$72,912

Liabilities and capital
Deposits	$1,237	$28	4.49	$28	4.49
Consolidated obligation discount notes	11,231	258	4.64	258	4.64
Consolidated obligation bonds	56,066	1,277	4.59	1,191	4.28	$86	0.31
Other borrowings	19	-	4.46	-	4.46

Total interest-bearing liabilities	68,553	$1,563	4.60	$1,477	4.35	$86	0.25
Other liabilities	1,045
Total capital	3,314

Total liabilities and capital	$72,912

Net interest income/ interest rate spread		$165	0.24	$164	0.25	$1	(0.01)

Six months ended June 30, 2005

		Interest Inc./	Avg.	Interest Inc./	Avg.		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$1,584	$22	2.76	$22	2.76
Interest-bearing deposits	783	11	2.78	11	2.78
Investment securities	9,314	186	4.03	186	4.03
Loans to members	40,907	599	2.95	742	3.66	$(143)	(0.71)
Mortgage loans held for portfolio	8,668	209	4.87	214	4.98	(5)	(0.11)

Total interest-earning assets	61,256	$1,027	3.38	$1,175	3.87	$(148)	(0.49)
Allowance for credit losses	(5)
Other assets	547

Total assets	$61,798

Liabilities and capital
Deposits	$1,111	$13	2.40	$13	2.40
Consolidated obligation discount notes	15,092	203	2.72	203	2.72
Consolidated obligation bonds	41,812	654	3.15	751	3.62	$(97)	(0.47)
Other borrowings	172	2	2.73	2	2.73

Total interest-bearing liabilities	58,187	$872	3.02	$969	3.36	$(97)	(0.34)
Other liabilities	869
Total capital	2,742

Total liabilities and capital	$61,798

Net interest income/ interest rate spread		$155	0.36	$206	0.51	$(51)	(0.15)

      The Bank uses derivatives to hedge the fair market value changes attributable to the change in the London Interbank Offer Rate (LIBOR) benchmark interest rate. The hedge strategy generally uses interest rate swaps to hedge a portion of loans to members and consolidated obligations which convert the interest rates on those instruments from a fixed rate to a variable rate based on 3-month LIBOR. The purpose of this strategy is to protect the interest rate spread. As a result of the interest rates being converted from fixed to variable, the impact of these relationships can increase or decrease net interest income.
      The loans to members and consolidated obligation derivative impact variances from period to period are driven by the change in average 3-month LIBOR in a given period and the level of the portfolio being hedged. Average 3-month LIBOR has increased approximately 193 basis points from the second quarter of 2005 to the second quarter of 2006. Additionally, the level of the hedge relationships has increased on the loans to members and consolidated obligations by approximately $9 billion for the same periods. The rate increase, along with the increased levels of hedged relationships, contributed to an $8 million favorable derivative impact for the three months ended June 30, 2006 as compared to a ($27) million unfavorable impact in 2005. The six months ended June 30, 2006 reflected an increase of $9 billion in hedge relationships, combined with a 192 basis point increase in the 3-month LIBOR rate, compared to the same year-ago period. These factors contributed to a favorable $1 million derivative impact in the current year compared with a $(51) million unfavorable impact in the prior year.
      The mortgage loans held for portfolio derivative impact for the six months ended June 30, 2006 decreased slightly from 2005, to 0.06% from 0.11%. This was due to the amortization of fair value adjustments created under previous hedge strategies. The prior strategy hedged the fair value of the commitment to purchase mortgage loans. Currently, the Bank treats mortgage loan commitments as derivatives and no longer applies hedge accounting, pursuant to SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149).
      In general, the total effect of the implementation of all of these derivative and hedge strategies was to increase the interest rate spread 3 basis points in the three months ended June 30, 2006, compared to a reduction of 15 basis points in the same period of 2005. The impact for the six months ended June 30, 2006 was a decrease to the interest rate spread of 1 basis point compared to a 15 basis point reduction for the same period in 2005.
      Mortgage Loan Premium/ Discount. When mortgage loans are acquired by the Bank under the MPF Program, a premium or discount is typically paid to the participating financial institution. There are two primary reasons for these premiums or discounts: (1) prevailing market rates change between the date the mortgage loan is priced to the homeowner and the date the originating member locks in a commitment price at which to sell the loans to the Bank; and (2) borrowers elect to pay a higher than market rate on their mortgage loan in exchange for a reduction in up-front loan points, fees, and/or other loan closing costs. This practice of “financing the closing costs” results in a market-wide prevalence of premiums as opposed to discounts, which is reflected in the Bank’s mortgage loan portfolio. When mortgage loans pay off prior to their contractual terms, any associated unamortized premiums or discounts are recorded in net interest income.
      The change in the amount of amortization and accretion of premiums and discounts on mortgage loans impacts the total and variability of the Bank’s net interest income. The combination of historically low residential mortgage rates, aggressive marketing by loan originators and the availability of low-cost loan products to prospective borrowers, resulted in high levels of prepayment activity in the Bank’s mortgage loan portfolio in 2005. However, in 2006, residential mortgage rates rose and less product was available for purchase, which resulted in lower amortization and accretion on premiums and discounts in the current periods. The amortization and accretion of mortgage loan premiums and discounts resulted in a net expense of $3.7 million during the second quarter of 2006 compared to $7.9 million during the second quarter of 2005 and $7.3 million for the six months ended June 30, 2006 compared to $15.3 million for the same period in 2005.
      The table below provides key information related to the Bank’s premium/ discount on mortgage loans.

	Three months ended		Six months ended
	June 30,		June 30,

(dollars in thousands)	2006	2005	2006	2005

Net premium expense for the period	$3,668	$7,896	$7,329	$15,323
Mortgage loan related net premium balance at period-end	$60,101	$86,270	$60,101	$86,270
Mortgage loan par balance at period-end	$7,262,010	$8,235,472	$7,262,010	$8,235,472
Premium balance as a percent of mortgage loans	0.83%	1.05%	0.83%	1.05%
Other Income (Loss)

	Three months ended			Six months ended
	June 30,		% Change	June 30,		% Change
			2006/			2006/
(dollars in thousands)	2006	2005	2005	2006	2005	2005

Services fees	$1,140	$1,044	9.2	$2,313	$1,914	20.8
Net loss on sale of trading securities	-	-		-	(999)	100.0
Net gain (loss) on derivatives and hedging activities	403	(54,700)	n/m	5,029	(19,856)	n/m
Other, net	516	10	n/m	984	243	n/m

Total other income (loss)	$2,059	$(53,646)	n/m	$8,326	$(18,698)	n/m

n/m = not meaningful

      Second quarter 2006 results included other income of $2.1 million, compared with a loss of $53.6 million in second quarter 2005. The prior year loss includes $54.7 million of net losses on derivatives and hedging activities, compared with net gains of $403 thousand in the current year.
      Other income for the six months ended June 30, 2006 was $8.3 million, compared with a loss of $18.7 million in year-to-date June 2005. Results for 2005 included $19.9 million net losses on derivatives and hedging activities, compared with $5.0 million of net gains in the current year, as well as $1.0 million of net losses on trading securities.
      Net losses on derivatives and hedging activities in 2005 included the impact of index amortizing swaps used to economically hedge the fair value of mortgage loans held for portfolio. The activity related to gains and losses on derivatives and hedging is discussed in more detail below.
      Derivatives and Hedging Activities. The Bank enters into interest rate swaps, caps, floors, swaption agreements and TBA securities, referred to collectively as interest rate exchange agreements and more broadly as derivative instruments. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives fair values are either recorded in the statement of operations or accumulated other comprehensive income within the capital section of the statement of condition, depending on the hedge strategy.
      The Bank’s hedging strategies generally consist of fair value and economic hedges. Fair value hedges are discussed in more detail below. Economic hedges address specific risks inherent in the Bank’s balance sheet, but they do not qualify for hedge accounting. As a result, income recognition on the derivatives in economic hedges may vary considerably compared to the timing of income recognition on the underlying asset or liability. The Bank does not enter into derivatives for speculative purposes to generate profits.
      Regardless of the hedge strategy employed, the Bank’s predominant hedging instrument is an interest rate swap. At the time of inception, the fair market value of an interest rate swap generally equals or is close to a zero value. Notwithstanding the exchange of interest payments made during the life of the swap, which are recorded as either interest income/expense or as a gain (loss) on derivatives, depending upon the accounting classification of the hedge instrument, the fair value of an interest rate swap returns to zero at the end of its contractual term. Therefore, although the fair value of an interest rate swap is likely to change over the course of its full term, upon maturity any unrealized gains and losses net out to zero.
      The following tables detail the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness, for the three months and six months ended June 30, 2006 and 2005, respectively.

		Three months ended
		June 30,
(in thousands)
Type of Hedge	Asset/ Liability Hedged	2006	2005

Fair value hedge ineffectiveness	Loans to members	$(255)	$22
	Consolidated obligations	(262)	1,014

	Total fair value hedge ineffectiveness	(517)	1,036
Economic hedges		1,037	(56,085)
Intermediary transactions		(44)	213
Other		(73)	136

Net gain (loss) on derivatives and hedging activities		$403	$(54,700)

		Six months ended
		June 30,
(in thousands)
Type of Hedge	Asset/ Liability Hedged	2006	2005

Fair value hedge ineffectiveness	Loans to members	$1,182	$1,170
	Consolidated obligations	298	4,752

	Total fair value hedge ineffectiveness	1,480	5,922
Economic hedges		3,657	(24,949)
Intermediary transactions		(99)	(222)
Other		(9)	(607)

Net gain (loss) on derivatives and hedging activities		$5,029	$(19,856)

      Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR based). For the second quarter of 2006, total ineffectiveness related to these fair value hedges resulted in a loss of $0.5 million compared to a gain of $1.0 million in second quarter of 2005. For the six months ended June 30, 2006 and 2005, total ineffectiveness related to fair value hedges resulted in gains of $1.5 million and $5.9 million, respectively. From 2005 to 2006, the overall notional amount increased from $54.0 billion at June 30, 2005 to $69.3 billion at June 30, 2006. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. The $1.6 million reduction in fair value hedge ineffectiveness gains in second quarter 2006 compared to second quarter 2005 resulted from general increases in interest rates and the flattening of the yield curve.
      Economic Hedges. For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a gain of $1.0 million in second quarter 2006 compared to a loss of $56.1 million in second quarter 2005. The change in fair value between the second quarter of 2005 and the second quarter of 2006 was primarily due to the termination of the index-amortizing swap portfolio, which had resulted in losses of $53.8 million and $21.7 million for the second quarter and six months ended June 30, 2005. These losses include interest expense on these swaps of $14.7 million and $36.5 million for the second quarter and six months ended June 30, 2005, respectively. The overall notional amount of economic hedges decreased from $8.8 billion in 2005 to $3.2 billion in 2006.
      Intermediary Transactions. Derivatives in which the Bank is an intermediary may arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. The following table details the net gains and losses on intermediary transactions.

	Three months ended		Six months ended
	June 30,		June 30,

(in thousands)	2006	2005	2006	2005

Contracts with members — fair value change	$(35)	$(4,822)	$(1,603)	$(4,841)
Contracts with counterparties — fair value change	16	5,004	1,509	4,552

Net fair value change	(19)	182	(94)	(289)
Interest income (expense) due to spread	(25)	31	(5)	67

Net gain (loss) on intermediary derivative activities	$(44)	$213	$(99)	$(222)

Other Expense

	Three months ended			Six months ended
	June 30,			June 30,
			% Change			% Change
(dollars in thousands)	2006	2005	2006/2005	2006	2005	2006/2005

Operating — salaries and benefits	$8,422	$7,040	19.6	$18,254	$14,230	28.3
Operating — occupancy	817	632	29.3	1,578	1,243	27.0
Operating — other	5,299	4,309	23.0	9,876	7,868	25.5
Finance Board	582	637	(8.6)	1,165	1,273	(8.5)
Office of Finance	408	510	(20.0)	958	1,002	(4.4)

Total other expenses	$15,528	$13,128	18.3	$31,831	$25,616	24.3

      Other expense totaled $15.5 million in the second quarter of 2006, compared to $13.1 million in the second quarter of 2005, an increase of 18.3%. Excluding the operating expenses of the Finance Board and Office of Finance described below, total other expense increased $2.6 million, or 21.3%.
      Other expense totaled $31.8 million for the six months ended June 30, 2006, compared to $25.6 million for the six months ended June 30, 2005, an increase of 24.3%. Excluding the operating expenses of the Finance Board and the Office of Finance, total other expense increased $6.4 million, or 27.3%.
      The majority of the increases in both comparisons were due to salaries and employee benefits, which increased $1.4 million and $4.0 million, respectively for the second quarter and six months ended June 30, 2006 compared with the same year-ago periods. The 2006 expense included $1.1 million related to a retirement plan lump sum payment made in the first quarter of 2006. At June 30, 2006, full time equivalent staff totaled 246 positions, an increase of 21 positions from June 30, 2005. This increase reflects expansion of staffing levels in the capital markets, mortgage, accounting, risk management and information technology departments. In addition, other operating expenses increased $1.0 million and $2.0 million for the second quarter and six months ended June 30, 2006, respectively. The increases were mainly attributable to depreciation expense, legal and professional fees, and contract services expense.
      Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Board and the Office of Finance. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s statement of operations. These expenses totaled $1.0 million and $1.1 million for the second quarter 2006 and 2005, respectively, a decrease of 13.7%. For the first six months of 2006 and 2005, these expenses totaled $2.1 million and $2.3 million respectively, a decrease of 6.7%. The Bank has no control over the operating expenses of the Finance Board. The FHLBanks are able to exert a limited degree of control over the operating expenses of the Office of Finance due to the fact that two directors of the Office of Finance are also FHLBank presidents.
Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	Three months ended			Six months ended
	June 30,			June 30,
			% Change			% Change
(in thousands)	2006	2005	2006/2005	2006	2005	2006/2005

Affordable Housing Program (AHP)	$6,018	$838	n/m	$11,553	$8,948	29.1
REFCORP	13,488	1,852	n/m	25,910	20,066	29.1

Total assessments	$19,506	$2,690	n/m	$37,463	$29,014	29.1

n/m = not meaningful
      Assessment Calculations. Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%).

In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through the second quarter of 2006 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the third quarter of 2016. This date assumes that the FHLBanks pay exactly $300 million annually until 2017. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.
      The year-to-year changes in REFCORP and AHP assessments reflect the changes in income before assessments.
Financial Condition

       The following is management’s discussion and analysis of the Bank’s financial condition at June 30, 2006. This should be read in conjunction with the unaudited financial statements and notes included in the report.
      Total assets increased $1.8 billion, or 2.4%, to $74.7 billion at June 30, 2006, up from $72.9 billion at December 31, 2005. This increase from year-end was primarily due to increases in Federal funds sold of $3.3 billion, investment securities of $538.8 million and interest-bearing deposits of $240.5 million. Offsetting these increases were declines in loans to members of $2.2 billion and net mortgage loans held for portfolio of $309.2 million.
      Total housing finance-related assets, which include MPF Program loans, loans to members, mortgage-backed securities and other mission-related investments, decreased $2.3 billion, or 3.5%, to $63.5 billion at June 30, 2006, from $65.8 billion at year-end 2005. Total housing finance-related assets accounted for 85.0% of assets as of June 30, 2006.
      Beginning July 20, 2006, the Federal Reserve required Reserve Banks to release interest and principal payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. This requirement is a fundamental change from the Federal Reserve’s past policy applicable to GSEs and certain international organizations of processing and posting these payments in the morning, even if these entities had not fully funded their payments. To comply with this new requirement, the Bank has taken the following actions: (1) limit the use of overnight discount notes as a source of short-term liquidity, (2) change the time that principal and interest payments are made on consolidated obligations, (3) change cash management and liquidity management practices to increase liquid investments and early availability of cash, and/or (4) identify alternative sources, if any, of intraday private funding. These actions may reduce the ability of the Bank to provide liquidity on demand to its members.

      Loans to Members. At June 30, 2006, total loans to members were $45.3 billion, compared to $47.5 billion as of year-end 2005, representing a decrease of 4.6%. The number of the Bank’s members using the Bank’s loan products continues to be high by historical measures, although it has fallen slightly since year end. Additionally, the Bank continues to see a significant concentration of the loans from its seven largest borrowers. The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding loan balance at June 30, 2006 and December 31, 2005.

	June 30,	December 31,
Member Asset Size	2006	2005

Less than $100 million	54	61
Between $100 and $500 million	133	140
Between $500 million and $1 billion	41	39
Between $1 and $5 billion	26	28
Greater than $5 billion	13	12

Total borrowing members	267	280

Total membership	334	334
Percent of members borrowing	79.9%	83.8%

      Typically, the Bank’s members tend to rely on the Bank for their funding requirements in rising interest rate environments. Potentially, this allows the member to delay the increase in competition and higher rates required to grow deposits. In addition, some members have been opportunistically funding their balance sheets. However, as noted in the net interest income discussion, the rise in short-term interest rates has made overnight Federal funds and other sources of overnight funding more attractive to our members than Bank overnight loans. This results in additional pressure on the Bank’s ability to grow the loans to members portfolio. In addition, the Bank expects the rate of growth in the loans to members portfolio to moderate during the remainder of 2006 as rising interest rates reduce demand for residential real estate related loans.
      Mortgage Loans Held for Portfolio. Mortgage loan balances have declined $309.2 million, totaling $7.4 billion at June 30, 2006, compared to $7.7 billion at December 31, 2005. This decrease is primarily due to a reduction in the availability of mortgages to be purchased from members and the run-off of the existing portfolio. Based on MPF Program total dollar volume purchased from participating members, National City Bank of PA represented 90% and 85% of the volume purchased for the three and six months ended June 30, 2006. At June 30, 2006, National City of PA accounted for 90% of the par value of mortgage loans outstanding. National City has consolidated its membership in another FHLBank district and ceased to be a member of the Bank as of July 22, 2006.
      Loan Portfolio Analysis. The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table.

	June 30,	December 31,
(in thousands)	2006	2005

Loans to members	$45,294,097	$47,492,959
Mortgage loans held for portfolio, net(1)	7,342,748	7,651,914
Nonaccrual mortgage loans	16,703	20,304
Mortgage loans past due 90 days or more and still accruing interest(2)	17,851	21,018
Banking on Business (BOB) loans, net(3)	11,556	10,653

Notes:

(1)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.

(2)	Government loans (e.g., FHA, VA) continue to accrue after 90 days or more delinquent.

(3)	Due to the nature of the program, all Banking on Business loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

      Allowance for Credit Losses. The allowance for credit losses is evaluated on a quarterly basis by management to identify the losses inherent within the portfolio and to determine the likelihood of collectibility. The allowance methodology determines an estimated probable loss for the impairment of the mortgage loan portfolio consistent with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Bank has not incurred any losses on loans to members since inception. Due to the collateral held as security and the repayment history for member loans, management believes that an allowance for credit losses for member loans is unnecessary.
      The Bank purchases government-insured FHA and VA residential mortgage loans and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-insured loans is predominantly assumed by the FHA and VA, only conventional mortgage loans are evaluated for an allowance for credit losses. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to consumers that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment and is therefore excluded from the scope of Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan. Mortgage loans are generally identified as impaired when they become 90 days or more delinquent, at which time the loans are placed on nonaccrual status. The Bank records cash payments received on nonaccrual loans as a reduction of principal. Charge-offs against the allowance for loan losses are recorded when title to the collateral is received in the foreclosure process. Subsequent recoveries, if any, are credited to the allowance. At June 30, 2006 and December 31, 2005, the allowance for credit losses on the mortgage loans held for portfolio was $680 thousand and $657 thousand, respectively.
      The allowance for credit losses for the BOB program is based on Small Business Administration (SBA) loan loss statistics, which provide a reasonable estimate of losses inherent in the BOB portfolio based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for loan losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. All of the loans in the BOB program are classified as nonaccrual loans. At June 30, 2006 and December 31, 2005, the allowance for credit losses on the BOB loans was $5.3 million and $4.9 million, respectively.
      Interest-bearing Deposits and Federal Funds Sold. At June 30, 2006, these short-term investments totaled $9.1 billion, an increase of $3.5 billion, or 63.0%, from the December 31, 2005 balance. In preparation for the implementation of the new consolidated obligation repayment funding requirement discussed above, the Bank increased its short-term liquidity position.

      Investment Securities. The $538.8 million, or 4.7%, increase in investment securities from December 31, 2005 to June 30, 2006 was primarily due to increases in held-to-maturity mortgage-backed securities (MBS) and U.S. government-sponsored enterprises partially offset by a decrease in available-for-sale MBS. The MBS investments are collateralized and provide a return that can significantly exceed the return on other types of investments. However, the amount that the Bank can invest in MBS is limited by regulation to 300% of capital at the time of acquisition. The following tables summarize key investment securities portfolio statistics.

	June 30,	December 31,
(in thousands)	2006	2005

Available-for-sale securities:
Equity mutual funds	$4,902	$4,773
Mortgage-backed securities	105,674	326,524

Total available-for-sale securities	$110,576	$331,297

Held-to-maturity securities:
Commercial paper	$174,152	$149,405
State or local housing agency obligations	806,972	815,533
Other U.S. obligations	-	3,663
U.S. government-sponsored enterprises	895,004	556,260
Mortgage-backed securities	9,918,048	9,509,769

Total held-to-maturity securities	$11,794,176	$11,034,630

      As of June 30, 2006, investment securities had the following maturity and yield characteristics.

	Book	Yield
(dollars in thousands)	Value	(%)

Available-for-sale securities:
Equity mutual funds	$4,902	n/a
Mortgage-backed securities	105,674	5.82

Total available-for-sale securities	$110,576	5.82

Held-to-maturity securities:
Commercial paper due within one year	$174,152	5.27

State or local housing agency obligations:
After one but within five years	371,962	5.64
After five but within ten years	30,050	4.96
After ten years	404,960	5.62

Total state or local housing agency obligations	806,972	5.61

U.S. government-sponsored enterprises:
After one but within five years	750,000	5.00
After five but within ten years	145,004	4.05

Total U.S. government-sponsored enterprises	895,004	4.85
Mortgage-backed securities	9,918,048	4.50

Total held-to-maturity securities	$11,794,176	4.61

      As of June 30, 2006, the held-to-maturity securities portfolio included unrealized losses of $390.0 million which are considered temporary. The basis for determination that these declines in fair value are temporary is explained in detail in Note 4 of the unaudited financial statements.

      As of June 30, 2006, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total	Total
(in thousands)	Book Value	Fair Value

Federal Home Loan Mortgage Corporation	$1,408,675	$1,354,442
Federal National Mortgage Association	1,312,078	1,256,529
J.P. Morgan Mortgage Trust	991,609	966,406
Wells Fargo Mortgage Backed Securities Trust	981,132	956,305
Countrywide Home Loans	627,199	602,609
Structured Adjustable Rate Mortgage Loan Trust	610,074	600,617
Citigroup Mortgage Loan Trust	567,189	553,340
Washington Mutual	486,912	467,123
Structured Asset Securities Corporation	434,150	411,703
Bear Stearns Adjustable Rate Mortgages	424,654	413,031
Pennsylvania Housing Finance Agency	358,310	358,969

Total	$8,201,982	$7,941,074

      Deposits. At June 30, 2006, time deposits in denominations of $100,000 or more totaled $38.9 million. The table below presents the maturities for time deposits in denominations of $100,000 or more:

		Over 3 months	Over 6 months
(in thousands)	3 months	but within	but within
By Remaining Maturity at June 30, 2006	or less	6 months	12 months	Total

Time certificates of deposit ($100,000 or more)	$35,506	$3,408	$-	$38,914

      Commitment and Off-balance Sheet Items. At June 30, 2006, the Bank is obligated to fund approximately $2,765.3 million in additional loans to members, $42.9 million of mortgage loans, $876.6 million in outstanding standby letters of credit, and $229.0 million in consolidated obligations. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits.
      Retained Earnings. The Finance Board has issued regulatory guidance to the FHLBanks relating to capital management and retained earnings. The guidance directs each FHLBank to assess, at least annually, the adequacy of its retained earnings with consideration given to future possible financial and economic scenarios. The guidance also outlines the considerations that each FHLBank should undertake in assessing the adequacy of the Bank’s retained earnings.

      At June 30, 2006, Bank retained earnings stood at $225.8 million, representing an increase of $37.3 million, or 19.8%, over December 31, 2005. The Bank has exceeded its longer-term retained earnings target of $200 million. Prior to reaching the retained earnings target, the Bank paid out less than 100% of net income in dividends. Any future dividend payments are subject to the approval of the Board of Directors. The retained earnings target has not been established as a static figure; it is subject to modification as conditions warrant and, as a matter of policy, the Bank’s Board of Directors continues to evaluate this target in light of prevailing conditions. On March 8, 2006, the Finance Board published a proposed rule, “Excess Stock Restrictions and Retained Earnings Requirements for the Federal Home Loan Banks.” This proposal would limit the issuance or maintenance of excess stock by FHLBanks. Excess stock is defined as the amount of capital stock greater than the members’ minimum capital stock requirements. Moreover, the proposed rule would increase each FHLBank’s minimum retained earnings requirement to $50 million plus 1.0% of a FHLBank’s non-member loan assets. The retained earnings proposal states that FHLBanks that do not meet the minimum retained earnings requirement will be limited in their ability to declare dividends. It is unclear whether the proposal will be adopted in its current form. The Bank continues to study the proposal to determine any material impact on its members. The following table summarizes the change in retained earnings:

	Six months ended
	June 30,

(in thousands)	2006	2005

Balance, beginning of period	$188,479	$77,190
Net income	103,640	80,265
Dividends	(66,336)	(35,616)

Balance, end of period	$225,783	$121,839

Payout ratio (dividends/net income)	64.0%	44.4%

Operating Segment Results

       The following is management’s discussion and analysis of the Bank’s operating segment results for the three and six months ended June 30, 2006. This discussion should be read in conjunction with the unaudited financial statements and notes included in the report.
      The Bank operates two segments differentiated by products. The first segment entitled Traditional Member Finance encompasses a majority of the Bank’s activities, including but not limited to, providing loans to members; investments; and deposit products. The second segment, MPF or Mortgage Finance, purchases loans from members and funds and hedges the resulting portfolio.
      Results of segments are presented based on management accounting practices and the Bank’s management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to Generally Accepted Accounting Principles. Therefore, the financial results of the segments are not necessarily comparable with similar information at other banks or any other company.
      The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the segment. Methodologies are refined from time to time as management accounting practices change. Borrowings are allocated to the Mortgage Finance segment based on loans outstanding. All remaining borrowings, noninterest-bearing liabilities and all capital remain in the Traditional Member Finance business. The allowance for credit losses pertaining to mortgage loans held for portfolio is allocated to the Mortgage Finance segment and the allowance for credit losses pertaining to Banking on Business loans is allocated to Traditional Member Finance. Derivatives are allocated to segments consistent with hedging strategies. Cost incurred by support areas not directly aligned with the segment are allocated based on estimated usage of services.

      The following tables set forth the Bank’s financial performance by operating segment for the three months and six months ended June 30, 2006 and 2005, respectively.
Three months ended June 30,

	Traditional	MPF® or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2006
Net interest income	$79,446	$7,528	$86,974
Provision for credit losses	44	2	46
Other income (loss)	2,331	(272)	2,059
Other expenses	14,281	1,247	15,528

Income before assessments	67,452	6,007	73,459
Affordable Housing Program	5,528	490	6,018
REFCORP	12,385	1,103	13,488

Total assessments	17,913	1,593	19,506

Net income	$49,539	$4,414	$53,953

Total assets	$67,318,673	$7,342,748	$74,661,421

2005
Net interest income	$56,039	$21,130	$77,169
Provision for credit losses	73	224	297
Other loss	(30,525)	(23,121)	(53,646)
Other expenses	12,208	920	13,128

Income before assessments	13,233	(3,135)	10,098
Affordable Housing Program	1,094	(256)	838
REFCORP	2,428	(576)	1,852

Total assessments	3,522	(832)	2,690

Net income	$9,711	$(2,303)	$7,408

Total assets	$65,246,183	$7,652,444	$72,898,627

Six months ended June 30,

	Traditional	MPF® or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2006
Net interest income	$149,237	$15,987	$165,224
Provision (benefit) for credit losses	754	(138)	616
Other income	8,278	48	8,326
Other expenses	29,492	2,339	31,831

Income before assessments	127,269	13,834	141,103
Affordable Housing Program	10,424	1,129	11,553
REFCORP	23,369	2,541	25,910

Total assessments	33,793	3,670	37,463

Net income	$93,476	$10,164	$103,640

Total assets	$67,318,673	$7,342,748	$74,661,421

2005
Net interest income	$100,796	$53,731	$154,527
Provision for credit losses	666	268	934
Other income (loss)	19,452	(38,150)	(18,698)
Other expenses	23,864	1,752	25,616

Income before assessments	95,718	13,561	109,279
Affordable Housing Program	7,841	1,107	8,948
REFCORP	17,575	2,491	20,066

Total assessments	25,416	3,598	29,014

Net income	$70,302	$9,963	$80,265

Total assets	$65,246,183	$7,652,444	$72,898,627

      Results of Operations. Second quarter 2006 net income increased to $53.9 million, up $46.5 million from $7.4 million in second quarter 2005. This increase was driven by a $39.8 million increase in the net income of the Traditional Member Finance segment and a $6.7 million increase in the Mortgage Finance segment net income.
      Net income for the six months ended June 30, 2006 increased to $103.6 million, up $23.4 million from $80.2 million in the same year-ago period. This increase was driven primarily by a $23.2 million increase in the net income of the Traditional Member Finance segment.
      Traditional Member Finance Segment. The increase in second quarter 2006 net income in the Traditional Member Finance segment, from $9.7 million in second quarter 2005 to $49.5 million, was primarily due to other income of $2.3 million, compared with other losses of $30.5 million in the prior year period, as well as a $23.4 million increase in net interest income.
      The increase in net income for the six months ended June 30, 2006 in the Traditional Member Finance segment, from $70.3 million in the prior year to $93.5 million in the current year, was primarily due to a $48.4 million increase in net interest income, partially offset by an $11.2 million decrease in other income. The decrease in other income was related to losses incurred on economic swaps in second quarter 2006.

      The increase in net interest income for both periods was due to growth in total interest-earning assets, primarily loans to members and investments, as well as the impact of a rising rate environment. This benefit was offset in part by a slightly smaller net interest spread.
      Mortgage Finance Segment. The increase in second quarter 2006 net income in the Mortgage Finance segment, from a loss of $2.3 million in second quarter 2005 to income of $4.4 million in the current period, was primarily due to a reduction in other losses, partially offset by lower net interest income.
      The slight increase in net income for the six months ended June 30, 2006 in the Mortgage Finance segment was primarily due to other income of $48 thousand compared with losses of $38.2 million in the same year-ago period. This benefit was offset by lower net interest income, which decreased from $53.7 million in 2005 to $16.0 million in 2006.
      In 2005, index amortizing swaps were used to economically hedge the fair value of mortgage loans held for portfolio. Net interest expense on these economic hedges of $14.7 million and $36.5 million, respectively, for second quarter and six months ended June 30, 2005 was booked to other income (loss). These swaps were terminated in 2005 and funding of these mortgage loans for 2006 was accomplished primarily via amortizing debt issuances. The interest expense on this debt was reflected in net interest income.
Capital Resources

       The following is management’s discussion and analysis of the Bank’s capital resources as of June 30, 2006. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in the report.
      Liquidity and Funding. Please refer to the discussion on the Bank’s liquidity and funding risk in Item 2. Liquidity and Funding Risk.
Risk-Based Capital (RBC)
      The Bank became subject to the Finance Board’s Risk-Based Capital (RBC) regulations upon implementation of its capital plan on December 16, 2002. This regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operational risk. Each of these components is computed as specified in directives issued by the Finance Board.

	June 30,	December 31,
(in thousands)	2006	2005

Permanent capital:
Capital stock(1)	$3,233,872	$3,095,314
Retained earnings	225,783	188,479

Total permanent capital	$3,459,655	$3,283,793

Risk-based capital requirement:
Credit risk capital	$186,571	$179,986
Market risk capital	230,834	204,080
Operations risk capital	125,221	115,220

Total risk-based capital	$542,626	$499,286

Note:

(1)	Capital stock includes mandatorily redeemable capital stock.
      The Bank held excess permanent capital over RBC requirements of $2.9 billion and $2.8 billion at June 30, 2006 and December 31, 2005, respectively.

Capital and Leverage Ratios
      In addition to the requirements for RBC, the Finance Board has mandated maintenance of certain capital and leverage ratios. The Bank must maintain total capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. As a matter of policy, the Board of Directors has established an operating range for capitalization that calls for the capital ratio to be maintained between 4.08% and 5.0%. To enhance overall returns, it has been the Bank’s practice to utilize as much leverage as permitted within this operating range when market conditions permit, while maintaining compliance with statutory, regulatory and Bank policy limits.

	June 30,	December 31,
(dollars in thousands)	2006	2005

Capital Ratio
Minimum capital (4.0% of total assets)	$2,986,457	$2,915,950
Actual capital (permanent capital plus loan loss reserves)	3,465,642	3,289,318
Total assets	74,661,421	72,898,211
Capital ratio (actual capital as a percent of total assets)	4.6%	4.5%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,733,071	$3,644,911
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	5,195,470	4,931,216
Leverage ratio (leverage capital as a percent of total assets)	7.0%	6.8%
      The Bank’s capital ratio increased modestly from 4.5% at December 31, 2005, to 4.6% at June 30, 2006. Under the Bank’s capital plan, overall capital stock levels are tied to both the level of member borrowings and unused borrowing capacity. Therefore, the Bank’s capital ratios often fluctuate in response to changes in member borrowing activity and unused capacity.
      Management reviews, on a routine basis, projections of capital leverage that incorporate anticipated changes in assets, liabilities, and capital stock levels as a tool to manage overall balance sheet leverage within the Board’s operating range. In connection with this review, when management believes that adjustments to the current member stock purchase requirements within the ranges established in the capital plan are warranted, a recommendation is presented for Board consideration. The member stock purchase requirements have been adjusted several times since the implementation of the capital plan in December 2002, and management expects that future adjustments are likely in response to future changes in borrowing activity.
      As of June 30, 2006 and December 31, 2005, excess capital stock available for repurchase at a member’s request and at the Bank’s discretion totaled $47.7 million and $85.0 million, respectively. The Bank actively repurchases the excess capital stock of its members. The Bank does not honor other repurchase requests which are capital stock required to meet a member’s minimum capital stock purchase requirement.
      Management believes that based on the Bank’s business profile, balance sheet composition and various potential economic scenarios, the current capital and leverage ratios are adequate to ensure the safe and sound operation of the Bank.
Risk Management

       The Bank’s lending, investment and funding activities and its use of derivative hedging instruments expose the Bank to a number of risks, including the following: market and interest rate risk, credit risk, liquidity and funding risk and other risks, such as operating risk and business risk.
      The Bank’s Board of Directors is charged with the fiduciary responsibility to oversee the Bank’s risk management process. The Bank’s Board of Directors and its committees have adopted a comprehensive risk governance structure to manage the Bank’s risk exposure. The Finance and Risk Management Committee of the Board has responsibility to focus on balance sheet management and all risk management issues. The Audit Committee has responsibility for monitoring certain operating and business risks. The Board has also established risk management policies to comply with and supplement Finance Board requirements. The Finance Board conducts an annual onsite examination of the Bank, as well as periodic offsite evaluations, and also requires the Bank to submit periodic compliance reports. Additionally, the Bank conducts an annual bankwide risk self-assessment which is reviewed and approved by the Board of Directors.
      In order to provide effective oversight for risk management strategies, policies and action plans, the Bank has created a formal review and reporting structure implemented by six risk committees of Bank management. The Risk Management Committee is responsible for overall risk management oversight, key business risks and the bank-wide risk self-assessment. The Asset/ Liability Committee (ALCO) focuses on financial management issues and is responsible for planning, organizing, developing, directing and executing the financial risk management process within Board-approved parameters. To provide effective oversight for credit risk management, a management Credit Risk Committee oversees the Bank’s credit policies, procedures, positions and underwriting standards as well as decisions relating to extension and denials of credit and the adequacy of the allowance for credit losses. The Bank’s Operating Risk Committee (ORC) is responsible for oversight of the Bank’s operating risks. Finally, the Technology and Project Steering Committee (TAPS) and Disclosure Committee are responsible for specific operating risks, notably technology risk and financial and accounting disclosure risk, respectively.
      The following sections provide summary information on each of the Bank’s main risks listed above. The Bank’s registration statement on Form 10, as amended, for the year ended December 31, 2005, filed June 9, 2006, and effective as of August 8, 2006, provides further information as to the types of policies, processes, instruments and measures used by the Bank to manage risk. For information regarding the Bank’s use of, and accounting policies for, derivative hedging instruments, see Note 9 to the unaudited quarterly financial statements. Additionally, see “Capital Resources” above for further information regarding the Bank’s risk-based capital and capital ratios. As of June 30, 2006, there were no material changes in the Bank’s risk exposures since December 31, 2005.
Market and Interest Rate Risk
      Market risk is defined as the risk of loss arising from adverse changes in market rates and prices, such as interest rates, and other relevant market rate or price changes, such as basis changes. Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting and operating within appropriate limits. The Bank’s general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which, taken together, limit the Bank’s expected exposure to interest rate risk. Management regularly monitors the Bank’s sensitivity to interest rate changes. Multiple methodologies are used to calculate the Bank’s potential exposure to these changes. These include measuring repricing gaps, duration and convexity under assumed changes in interest rates, the shape of the yield curve and market volatility as implied in currently observable market prices. Interest rate exposure is managed by the use of appropriate funding instruments and by employing hedging strategies. Hedging may occur for a single transaction or group of transactions as well as for the overall portfolio. The Bank’s hedge positions are evaluated regularly and are adjusted as deemed necessary by management.
      The Bank uses an externally developed model to perform its interest rate risk and market valuation modeling. This model, its approach and the underlying assumptions were subject to Finance Board review and approval prior to its implementation. Duration measurements and policy limitations, along with market value of equity volatility, are currently the primary tools used by the Bank to manage its interest rate risk exposure. Although since implementing its capital plan the Bank is no longer required by Finance Board regulation to operate within a specified duration of equity limit, the Bank’s policies specify acceptable ranges for duration of equity, and the Bank’s exposures are measured and managed against these limits. The Bank’s asset/liability management policy approved by the Board of Directors calls for duration of equity to be maintained within a ±4.5 year range in the base case and within ±7 years in an instantaneous parallel interest rate shock of

±200 basis points. Further, the Bank’s Board of Directors has established a policy limit that the market value of equity should decline by no more than five percent given a hypothetical ±100 basis point instantaneous parallel change in interest rates. Management analyzes the duration of equity and market value of equity exposures against these policy limits on a daily basis. The Bank was in compliance with all of these limits throughout the six months ended June 30, 2006.
Credit Risk
      Credit risk is the risk that the market value of an obligation will decline as a result of deterioration in the obligor’s creditworthiness. Credit risk arises when Bank funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements. The financial condition of Bank members and all investment, mortgage loan and derivative counterparties is monitored to ensure that the Bank’s financial exposure to each member/counterparty is in compliance with the Bank’s credit policies and the Finance Board regulations. Financial monitoring reports evaluating each member/counterparty’s financial condition are produced and reviewed by the Bank’s Credit Risk Committee on an annual basis or more often if circumstances warrant.
      The Bank protects against credit risk on loans to members by monitoring the financial condition of borrowers and by requiring borrowers or their affiliates to pledge sufficient eligible collateral for all loans. In addition, the Bank has the ability to call for additional or substitute collateral during the life of a loan to protect its security interest. The Bank has implemented special credit and collateral review procedures for loans to its top borrowers. Management believes that it has access to eligible collateral under written security agreements in which the member agrees to hold such collateral for the benefit of the Bank significantly in excess of outstanding loan balances.
      In addition to loans to members, the Bank is also subject to credit risk on investments, mortgage loans, Banking on Business (BOB) loans, derivatives and off-balance sheet arrangements and guarantees as described in more detail below. None of the Bank’s credit risk policy parameters have changed since December 31, 2005. Further information regarding nonaccrual loan balances and related allowances, including delinquency ratios and a roll-forward of the Bank’s allowance for credit losses, is provided in the Bank’s registration statement on Form 10, as amended. Substantially all of the Bank’s credit losses occur in the BOB program described below.
      The Bank is subject to credit risk on investments consisting primarily of money market investments and investment securities. The Bank places money market investments on an unsecured basis with large, high-quality financial institutions with long-term credit ratings no lower than single-A for terms up to 90 days and with long-term credit ratings no lower than triple-B for terms up to 30 days. Most money market investments expire within 90 days. Management actively monitors the credit quality of these investment counterparties. The Bank also invests in and is subject to credit risk related to mortgage-backed securities (MBS) that are directly supported by underlying mortgage loans. Investments in private label MBS are permitted as long as they are rated triple-A at the time of purchase.
      The Bank has established a mortgage loan purchase program as a service to members where the Bank acquires mortgage loans from members under a shared credit risk structure, including the necessary external credit enhancement, which give them the approximate equivalent of a double-A credit rating. The mortgage loan program uses insurance companies to provide both primary and supplemental mortgage insurance. All providers must have a credit rating of single-A or better.
      The Bank offers its members the BOB loan program, which is targeted to small businesses in the Bank’s district. The program’s objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The BOB program is an unsecured loan program and the entire outstanding loan balance is classified as nonaccrual due to doubt regarding the ultimate collection of the contractual principal and interest of the loan.
      The Bank is subject to credit risk arising from the potential nonperformance by derivative counterparties with respect to the agreements entered into with the Bank, as well as certain operational risks related to the management of the derivative portfolio. Unsecured credit exposure to any counterparty is limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Derivative counterparty credit risk is managed through the combined use of credit analysis, collateral management and other risk mitigation techniques. The Bank requires collateral agreements on derivative financial instrument contracts. The extent to which the Bank is exposed to counterparty risk on derivatives is partially mitigated through the use of netting procedures contained in the Bank’s master agreement contracts with counterparties. All derivative counterparties and/or guarantors are rated at least single-A.
Liquidity and Funding Risk
      The Bank is required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by management and the Board of Directors. The Bank needs liquidity to satisfy member demand for short-and long-term funds, repay maturing consolidated obligations and meet other obligations. The Bank also maintains liquidity to repurchase excess capital stock at its discretion and upon the request of a member. Further, the Finance Board and the Bank’s funds management policy require the Bank to hold contingency liquidity sufficient to meet the Bank’s needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing loans to members, securities available for repurchase agreements, available-for-sale securities maturing in one year or less and mortgage-backed security (MBS) repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. As of June 30, 2006, the Bank was in compliance with all Board of Directors and Finance Board liquidity policy requirements.
      Beginning July 20, 2006, the Federal Reserve’s Policy Statement on Payments System Risk became effective. This policy requires Federal Reserve Banks to release interest and principal payments on FHLBank System consolidated obligations only when there are sufficient funds in the Office of Finance’s account to cover these payments. This requirement is a fundamental change from the Federal Reserve’s past policy of processing and posting these payments in the morning, even if these payments were not fully funded. Additionally, an agreement between the FHLBanks mandates the application of a penalty fee in the event that a FHLBank’s funding obligation to the Office of Finance is not met in a timely manner. To position the Bank to meet this new requirement, the Bank has implemented various changes to its cash and liquidity management practices. As of August 11, 2006, the Bank has not experienced any significant disruptions in its ability to provide liquidity to its members and has been in compliance with the Office of Finance requirements related to the Federal Reserve’s new policy.
Other Risks
      The Bank is subject to other risks such as operating risk and business risk. Various operating risks are managed by the Bank’s ORC, TAPS and Disclosure committees and are defined as the risk of unexpected loss resulting from human error, systems malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls. The Bank has established financial and operating polices and procedures, and insurance coverage is in force, to mitigate the potential for material losses from such occurrences. The Bank’s internal audit department, which reports directly to the Audit Committee of the Bank’s Board of Directors, regularly monitors compliance with established policies and procedures. In addition, the Bank has a business continuity plan that is designed to maintain critical business processes and systems in the event of a disaster or business disruption.
      Business risk is defined as the risk of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short term and/or long term. The Risk Management Committee continually monitors economic indicators and the external environment in which the Bank operates and attempts to mitigate this risk through long-term strategic planning.

Item 1:      Financial Statements
Unaudited Financial Statements for the Three Months and Six Months ended June 30, 2006 and 2005
Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(in thousands, except per share amounts)	2006	2005	2006	2005

Interest income
Loans to members	$588,987	$346,457	$1,116,321	$597,592
Prepayment fees on loans to members, net	97	625	192	1,446
Interest-bearing deposits	43,600	6,480	81,204	10,789
Federal funds sold	48,593	12,379	83,250	21,647
Investment securities	130,233	93,739	258,443	186,113
Mortgage loans held for portfolio	93,727	103,651	188,946	209,302

Total interest income	905,237	563,331	1,728,356	1,026,889

Interest expense
Consolidated obligation bonds	671,090	350,312	1,276,800	653,372
Consolidated obligation discount notes	131,092	127,476	258,345	203,444
Deposits	15,799	6,924	27,557	13,216
Mandatorily redeemable capital stock	209	140	341	268
Other borrowings	73	1,310	89	2,062

Total interest expense	818,263	486,162	1,563,132	872,362

Net interest income before provision for credit losses	86,974	77,169	165,224	154,527
Provision for credit losses	46	297	616	934

Net interest income after provision for credit losses	86,928	76,872	164,608	153,593
Other income (loss)
Services fees	1,140	1,044	2,313	1,914
Net loss on sale of trading securities	-	-	-	(999)
Net gain (loss) on derivatives and hedging activities	403	(54,700)	5,029	(19,856)
Other, net	516	10	984	243

Total other income (loss)	2,059	(53,646)	8,326	(18,698)
Other expense
Salaries and benefits operating expense	8,422	7,040	18,254	14,230
Other operating expense	6,116	4,941	11,454	9,111
Finance Board and Office of Finance	990	1,147	2,123	2,275

Total other expense	15,528	13,128	31,831	25,616

Income before assessments	73,459	10,098	141,103	109,279
Affordable Housing Program	6,018	838	11,553	8,948
REFCORP	13,488	1,852	25,910	20,066

Total assessments	19,506	2,690	37,463	29,014

Net income	$53,953	$7,408	$103,640	$80,265

Earnings per share
Weighted average shares outstanding	32,198	27,773	30,927	26,303

Basic and diluted earnings per share	$1.68	$0.27	$3.35	$3.05

Dividends per share	$1.31	$0.66	$2.14	$1.35

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	June 30,	December 31,
(in thousands, except par value)	2006	2005

ASSETS
Cash and due from banks	$65,522	$115,370
Interest-bearing deposits	3,500,395	3,259,894
Federal funds sold	5,597,000	2,320,000
Investment securities:
Available-for-sale securities, at fair value; amortized cost of $109,498 and $330,434, respectively (Note 3)	110,576	331,297
Held-to-maturity securities, at amortized cost; fair value of $11,411,561 and $10,828,384 respectively (Note 4)	11,794,176	11,034,630
Loans to members (Note 5)	45,294,097	47,492,959
Mortgage loans held for portfolio, net of allowance for credit losses of $680 and $657, respectively (Note 6)	7,342,748	7,651,914
Banking On Business loans, net of allowance for credit losses of $5,307 and $4,868, respectively	11,556	10,653
Accrued interest receivable	357,519	304,193
Premises and equipment, net	17,849	14,918
Derivative assets (Note 9)	521,952	317,033
Other assets	48,031	45,350

Total assets	$74,661,421	$72,898,211

LIABILITIES AND CAPITAL

Liabilities
Deposits:
Interest-bearing	$1,385,103	$1,060,605
Noninterest-bearing	2,707	2,486
Consolidated obligations, net: (Note 7)
Bonds	56,415,951	53,142,937
Discount notes	12,540,291	14,580,400

Total consolidated obligations, net	68,956,242	67,723,337
Mandatorily redeemable capital stock (Note 8)	15,076	16,731
Accrued interest payable	542,594	436,214
Affordable Housing Program	43,166	36,707
Payable to REFCORP	16,132	14,633
Derivative liabilities (Note 9)	192,135	278,444
Other liabilities	69,375	69,508

Total liabilities	71,222,530	69,638,665

Commitments and contingencies (Note 12)	-	-

Capital (Note 8)
Capital stock — putable ($100 par value) issued and outstanding shares:
32,188 and 30,786 shares in 2006 and 2005, respectively	3,218,796	3,078,583
Retained earnings	225,783	188,479
Accumulated other comprehensive income (loss) (Note 8)	(5,688)	(7,516)

Total capital	3,438,891	3,259,546

Total liabilities and capital	$74,661,421	$72,898,211

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For the six months ended June 30,

(in thousands)	2006	2005

OPERATING ACTIVITIES
Net income	$103,640	$80,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations and investments	99,436	(6,745)
Net premiums and discounts on mortgage loans	9,741	19,833
Concessions on consolidated obligation bonds	5,710	6,458
Bank premises and equipment	1,672	1,365
Provision for credit losses	616	934
Net realized loss on trading securities	-	999
Net realized loss on disposal of Bank premises and equipment	7	12
Loss due to change in net fair value adjustment on derivative and hedging activities	172,716	145,960

Total adjustments	289,898	168,816
Changes in assets and liabilities:
Trading securities, net of transfers	-	88,307
Accrued interest receivable	(53,326)	(16,171)
Derivative asset net accrued interest	(205,045)	(31,497)
Derivative liability net accrued interest	(86,291)	(161,652)
Other assets	525	404
Affordable Housing Program (AHP) liability and discount on AHP loans to members	6,347	7,414
Accrued interest payable	106,380	35,993
Payable to REFCORP	1,499	3,531
Other liabilities	(4,554)	(1,896)

Total changes in assets and liabilities	(234,465)	(75,567)

Net cash provided by operating activities	$159,073	$173,514

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued) (unaudited)

	For the six months ended June 30,

(in thousands)	2006	2005

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	$(210,792)	$114,442
Federal funds sold	(3,277,000)	(1,385,000)
Commercial paper	(21,406)	20,836
Deposits to other FHLBanks	291	(563)
Proceeds from:
Maturities of held-to-maturity securities, except commercial paper	782,296	922,439
Maturities of available-for-sale securities	220,945	148,915
Sale of Bank premises and equipment	10	15
Purchases of:
Held-to-maturity securities, except commercial paper	(1,514,627)	(1,434,330)
Available-for-sale securities	-	(9)
Mortgage loans held for portfolio	(247,384)	(655,227)
Bank premises and equipment	(4,634)	(4,265)
Principal collected on members loans and BOB loans	440,361,596	1,146,197,037
Loans made to members, including BOB loans	(438,634,299)	(1,155,292,766)
Principal collected on mortgage loans held for portfolio	546,420	928,812

Net cash (used in) investing activities	$(1,998,584)	$(10,439,664)

FINANCING ACTIVITIES
Net change in:
Deposits	$323,109	$(183,140)
Net proceeds from issuance of consolidated obligations:
Discount notes	102,280,989	571,287,055
Bonds	11,808,385	9,921,512
Payments for maturing or called consolidated obligations:
Discount notes	(104,396,400)	(564,747,638)
Bonds	(8,274,535)	(6,278,371)
Proceeds from issuance of capital stock	2,565,026	4,482,282
Payments for redemption/repurchase of capital stock	(2,424,533)	(4,202,386)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(1,935)	-
Cash dividends paid	(90,443)	(33,578)

Net cash provided by financing activities	$1,789,663	$10,245,736

Net (decrease) in cash and due from banks	$(49,848)	$(20,414)
Cash and due from banks, beginning of period	115,370	92,245

Cash and due from banks, end of period	$65,522	$71,831

Supplemental disclosures:
Interest paid during the year	$1,158,930	$595,995
Affordable Housing Program payments, net	5,094	1,421
REFCORP payments	24,411	16,536
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)
For the Six Months ended June 30, 2006 and 2005

				Accumulated
	Capital Stock - Putable			Other
			Retained	Comprehensive
(in thousands, except shares)	Shares	Par Value	Earnings	Income	Total Capital

Balance December 31, 2004	26,958	$2,695,802	$77,190	$(11,668)	$2,761,324

Sale of capital stock	44,823	4,482,282			4,482,282
Redemption/repurchase of capital stock	(42,024)	(4,202,386)			(4,202,386)
Shares reclassified to mandatorily redeemable capital stock	(33)	(3,250)			(3,250)
Comprehensive income:
Net income			80,265		80,265
Net unrealized gain on available-for-sale securities				93	93
Net gain relating to hedging activities				1,885	1,885

Total comprehensive income			80,265	1,978	82,243
Cash dividends on capital stock			(35,616)		(35,616)

Balance June 30, 2005	29,724	$2,972,448	$121,839	$(9,690)	$3,084,597

Balance December 31, 2005	30,786	$3,078,583	$188,479	$(7,516)	$3,259,546

Sale of capital stock	25,650	2,565,026			2,565,026
Redemption/repurchase of capital stock	(24,245)	(2,424,533)			(2,424,533)
Shares reclassified to mandatorily redeemable capital stock	(3)	(280)			(280)
Comprehensive income:
Net income			103,640		103,640
Net unrealized gain on available-for-sale securities				215	215
Net gain relating to hedging activities				1,613	1,613

Total comprehensive income			103,640	1,828	105,468
Cash dividends on capital stock			(66,336)		(66,336)

Balance June 30, 2006	32,188	$3,218,796	$225,783	$(5,688)	$3,438,891

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Unaudited Financial Statements
Note 1 – Basis of Presentation

      The Federal Home Loan Bank of Pittsburgh (Bank), a federally chartered corporation and a member-owned cooperative, is one of twelve Federal Home Loan Banks (FHLBanks) which, with the Federal Housing Finance Board (Finance Board) and the Office of Finance, comprise the Federal Home Loan Bank System (System). The twelve FHLBanks are government-sponsored enterprises (GSEs) of the United States of America and are organized under the Federal Home Loan Bank Act of 1932, as amended (Act). Each FHLBank has members in a specifically defined geographic district. The Bank’s defined geographic district is the states of Delaware, Pennsylvania and West Virginia. The Bank provides credit for housing and community development through two primary programs. First, it provides members with loans against the security of residential mortgages and other types of high-quality collateral; second, the Bank purchases residential mortgage loans originated by or through member institutions. The Bank also offers other types of credit and non-credit products and services to member institutions, including letters of credit, interest rate exchange agreements, affordable housing grants, securities safekeeping and deposit products and services.
      The accounting and financial reporting policies of the Bank conform to generally accepted accounting principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, certain amounts in the prior period have been reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 included in the Bank’s registration statement on Form 10, as amended, filed with the Securities and Exchange Commission (SEC).
Note 2 – Restatement of Previously Issued Financial Statements

      Results for the six months ended June 30, 2005 included restated results for the first quarter of 2005. During the third quarter of 2005, in the course of preparing for registration of its equity securities with the SEC, the Bank determined that corrections needed to be made due to the manner in which the Bank applied Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Therefore, the Bank restated its financial statements for the quarter ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001. Please refer to the Bank’s registration statement on Form 10, as amended, for additional information on the restatement.
Note 3 – Available-for-Sale Securities

      Available-for-sale securities as of June 30, 2006 and December 31, 2005 were as follows:

	June 30, 2006

		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Equity mutual funds offsetting deferred compensation	$4,014	$888	$-	$4,902
Private label mortgage-backed securities	105,484	190	-	105,674

Total available-for-sale securities	$109,498	$1,078	$-	$110,576

Notes to Unaudited Financial Statements (continued)

	December 31, 2005

		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Equity mutual funds offsetting deferred compensation	$4,014	$759	$-	$4,773
Private label mortgage-backed securities	326,420	129	(25)	326,524

Total available-for-sale securities	$330,434	$888	$(25)	$331,297

      Certain equity mutual funds within the available-for-sale portfolio are maintained to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $5.4 million and $6.2 million at June 30, 2006 and December 31, 2005, respectively, and are included in other liabilities on the statement of condition.
      Available-for-sale securities with unrealized losses had fair values of $20.0 million as of December 31, 2005. There were no available-for-sale securities with unrealized losses at June 30, 2006. The securities as of December 31, 2005, have been in an unrealized loss position for more than twelve months.
      The Bank reviewed its entire investment securities portfolio and determined that all unrealized losses, as reflected above as of December 31, 2005 were temporary. The determination that the declines in fair value are temporary was based on several factors, including the fact that the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. Specific to the MBS portfolio, all investments were rated AAA, except for one with an AA rating. A portion of these securities were guaranteed payment of principal and interest by FNMA and FHLMC. Additionally, the Bank reviewed the credit ratings of the entire portfolio and noted that there had been no downgrades. The unrealized loss position that occurred in the portfolio was primarily due to the upward movement in interest rates over the last eight quarters; therefore, the Bank determined that all declines in fair value were temporary.
      Redemption Terms. The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $21 thousand and $31 thousand at June 30, 2006 and December 31, 2005, respectively. Contractual maturity will occur over a period exceeding ten years. Expected maturities will differ from contractual maturities because borrowers will have the right to call or prepay obligations with or without call or prepayment fees.
      Interest Rate Payment Terms. All mortgage-backed securities are variable-rate.
      Realized Gains and Losses. No gains or losses were reported for the three months and six months ended June 30, 2006 and 2005.

Notes to Unaudited Financial Statements (continued)
Note 4 – Held-to-Maturity Securities

      Held-to-maturity securities as of June 30, 2006 and December 31, 2005:

	June 30, 2006

		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Commercial paper	$174,152	$-	$-	$174,152
Other U.S. obligations	-	-	-	-
Government-sponsored enterprises	895,004	239	(16,688)	878,555
State or local agency obligations	806,972	5,917	(6,210)	806,679

	1,876,128	6,156	(22,898)	1,859,386
Mortgage-backed securities:
U.S. agency	81,653	124	(4,451)	77,326
Government-sponsored enterprises	1,703,749	587	(93,960)	1,610,376
Private label	8,132,646	483	(268,656)	7,864,473

Total mortgage-backed securities	9,918,048	1,194	(367,067)	9,552,175

Total held-to-maturity securities	$11,794,176	$7,350	$(389,965)	$11,411,561

	December 31, 2005

		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Commercial paper	$149,405	$-	$-	$149,405
Other U.S. obligations	3,663	27	-	3,690
Government-sponsored enterprises	556,260	340	(4,809)	551,791
State or local agency obligations	815,533	11,140	(1,663)	825,010

	1,524,861	11,507	(6,472)	1,529,896
Mortgage-backed securities:
U.S. agency	95,074	197	(3,359)	91,912
Government-sponsored enterprises	1,747,012	1,781	(63,028)	1,685,765
Private label	7,667,683	711	(147,583)	7,520,811

Total mortgage-backed securities	9,509,769	2,689	(213,970)	9,298,488

Total held-to-maturity securities	$11,034,630	$14,196	$(220,442)	$10,828,384

      Restricted securities relating to the Shared Funding Program are classified as held-to-maturity and are included in private label mortgage-backed securities above. They are reported at amortized cost of $64.8 million and $69.4 million as of June 30, 2006 and December 31, 2005, respectively. No held-to-maturity securities were pledged as collateral as of June 30, 2006 and December 31, 2005.

Notes to Unaudited Financial Statements (continued)
      The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2006 and December 31, 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2006

	Less than 12 Months		Greater than 12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$646,746	$(5,690)	$145,766	$(10,998)	$792,512	$(16,688)
State or local agency obligations	191,042	(5,493)	10,721	(717)	201,763	(6,210)

	837,788	(11,183)	156,487	(11,715)	994,275	(22,898)
Mortgage-backed securities:
U.S. agency	2,750	(15)	62,505	(4,436)	65,255	(4,451)
Government-sponsored enterprises	762,035	(23,302)	823,376	(70,658)	1,585,411	(93,960)
Private label	4,399,665	(94,660)	3,516,574	(173,996)	7,916,239	(268,656)

Total mortgage-backed securities	5,164,450	(117,977)	4,402,455	(249,090)	9,566,905	(367,067)

Total held-to-maturity securities	$6,002,238	$(129,160)	$4,558,942	$(260,805)	$10,561,180	$(389,965)

	December 31, 2005

	Less than 12 Months		Greater than 12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$351,451	$(4,809)	$-	$-	$351,451	$(4,809)
State or local agency obligations	28,977	(1,169)	10,831	(494)	39,808	(1,663)

	380,428	(5,978)	10,831	(494)	391,259	(6,472)
Mortgage-backed securities:
U.S. agency	4,003	(17)	66,801	(3,342)	70,804	(3,359)
Government-sponsored enterprises	508,297	(7,832)	852,175	(55,196)	1,360,472	(63,028)
Private label	4,333,808	(50,820)	2,904,967	(96,763)	7,238,775	(147,583)

Total mortgage-backed securities	4,846,108	(58,669)	3,823,943	(155,301)	8,670,051	(213,970)

Total held-to-maturity securities	$5,226,536	$(64,647)	$3,834,774	$(155,795)	$9,061,310	$(220,442)

      The Bank reviewed its entire investment securities portfolio and determined that all unrealized losses, as reflected above, as of June 30, 2006 and December 31, 2005 were temporary. The determination that the declines in fair value are temporary was based on several factors, including the fact that the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. Specific to the MBS portfolio, all investments were rated AAA, except for one with an AA rating. A portion of these securities were

Notes to Unaudited Financial Statements (continued)
guaranteed payment of principal and interest by FNMA and FHLMC. Additionally, the Bank reviewed the credit ratings of the entire portfolio and noted that there had been no downgrades. The unrealized loss position that occurred in the portfolio was primarily due to the upward movement in interest rates over the last eight quarters; therefore, the Bank determined that all declines in fair value were temporary.
      Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2006		December 31, 2005

		Estimated Fair		Estimated Fair
Year of Maturity	Amortized Cost	Value	Amortized Cost	Value

Due in one year or less	$174,152	$174,152	$153,068	$153,096
Due after one year through five years	1,121,962	1,121,312	707,203	711,879
Due after five years through ten years	175,054	163,185	255,965	256,070
Due after ten years	404,960	400,737	408,625	408,852

	1,876,128	1,859,386	1,524,861	1,529,897
Mortgage-backed securities	9,918,048	9,552,175	9,509,769	9,298,487

Total	$11,794,176	$11,411,561	$11,034,630	$10,828,384

      The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $81.1 million and $67.7 million at June 30, 2006 and December 31, 2005, respectively.
      Interest Rate Payment Terms. The following table details interest rate payment terms for held-to-maturity securities at June 30, 2006 and December 31, 2005.

	June 30,	December 31,
(in thousands)	2006	2005

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$1,224,813	$870,571
Variable-rate	651,315	654,290

	1,876,128	1,524,861
Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate	9,591,820	8,842,935
Variable-rate	326,228	666,834

	9,918,048	9,509,769

Total held-to-maturity securities	$11,794,176	$11,034,630

      Realized Gains and Losses. There were no realized gains or realized losses on sales of held-to-maturity securities for the three months and six months ended June 30, 2006 and 2005.

Notes to Unaudited Financial Statements (continued)
Note 5 – Loans to Members

      Redemption Terms. At June 30, 2006, the Bank had loans to members outstanding including Affordable Housing Program (AHP) loans at interest rates ranging from 0% to 8.56%. AHP subsidized loans have interest rates ranging between 0% and 6.50%.

(dollars in thousands)	June 30, 2006		December 31, 2005

		Weighted		Weighted
		Average		Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$15,943,383	4.63	$21,436,691	3.99
Due after 1 year through 2 years	5,744,450	4.30	5,535,899	3.90
Due after 2 years through 3 years	7,041,541	4.66	5,452,546	4.38
Due after 3 years through 4 years	3,297,967	5.14	3,590,495	4.40
Due after 4 years through 5 years	5,299,298	4.88	4,348,065	5.12
Thereafter	8,408,723	4.28	7,089,095	4.87
Index amortizing loans to members	53,058	5.37	64,267	4.34

Total par value	$45,788,420	4.59	$47,517,058	4.28

Discount on AHP loans to members	(1,602)		(1,714)
Deferred prepayment fees	(262)		(347)
SFAS 133 hedging adjustments	(492,459)		(22,038)

Total book value	$45,294,097		$47,492,959

      Index amortizing loans require repayment according to predetermined amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index amortizing loan to a member extends (contracts).
      The Bank offers loans to members that may be prepaid on pertinent dates without incurring prepayment fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At June 30, 2006 and December 31, 2005, the Bank had returnable loans of $1.5 billion and $846 million, respectively. The following table summarizes loans to members by year of maturity or next call date for returnable loans to members.

(in thousands)	June 30,	December 31,
Year of Maturity or Next Call Date	2006	2005

Due or callable in 1 year or less	$17,324,883	$22,137,191
Due or callable after 1 year through 2 years	5,887,950	5,535,899
Due or callable after 2 years through 3 years	6,950,541	5,591,046
Due or callable after 3 years through 4 years	3,077,967	3,395,495
Due or callable after 4 years through 5 years	4,531,298	4,013,065
Thereafter	7,962,723	6,780,095
Index amortizing loans to members	53,058	64,267

Total par value	$45,788,420	$47,517,058

      The Bank also offers convertible loans. With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At June 30, 2006 and December 31, 2005, the Bank had convertible loans outstanding of $10.3 billion and

Notes to Unaudited Financial Statements (continued)
$8.8 billion, respectively. The following table summarizes loans to members by year of maturity or next convertible date for convertible loans.

(in thousands)	June 30,	December 31,
Year of Maturity or Next Convertible Date	2006	2005

Due or convertible in 1 year or less	$25,208,028	$29,298,286
Due or convertible after 1 year through 2 years	5,840,250	5,733,399
Due or convertible after 2 years through 3 years	6,266,491	4,192,046
Due or convertible after 3 years through 4 years	1,959,547	2,539,745
Due or convertible after 4 years through 5 years	2,526,673	1,991,845
Thereafter	3,934,373	3,697,470
Index amortizing loans to members	53,058	64,267

Total par value	$45,788,420	$47,517,058

      Security Terms. The Bank lends to financial institutions involved in housing finance within its district according to Federal statutes, including the Federal Home Loan Bank Act (Act). The Act requires the Bank to obtain sufficient collateral on loans to members to protect against losses and to accept only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits and member capital stock in the Bank, and other eligible real estate-related assets as collateral on such loans to members. Community Financial Institutions (CFIs) are eligible under expanded statutory collateral rules to use secured small business, small farm and small agriculture loans and securities representing a whole interest in such secured loans. As additional security, the Bank has a statutory lien on each borrower’s capital in the Bank. At June 30, 2006 and December 31, 2005, the Bank had rights to collateral with an estimated value greater than its outstanding loans to members. On the basis of the financial condition of the member, the type of security agreement, and other factors, the Bank imposes one of two requirements to protect the collateral secured:

(1)	Allows a member to retain possession of the collateral pledged to the Bank, under a written security agreement that requires the member to hold such collateral for the benefit of the Bank; or

(2)	Requires the member to place physical custody of the pledged collateral with the Bank or its third-party custodian.
      Beyond these provisions, the Act affords any security interest granted by a member to the Bank priority over the claims or rights of any other party. The exceptions are those claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with perfected security interests.
      Credit Risk. While the Bank has never experienced a loan loss on a loan to a member, the expansion of collateral for CFIs and nonmember housing associates provides the potential for additional credit risk for the Bank. The management of the Bank has the policies and procedures in place to appropriately manage this credit risk. Accordingly, the Bank has not provided any allowances for loan losses on loans to members.
      The Bank’s potential credit risk from loans to members is concentrated in commercial banks and savings institutions. As of June 30, 2006, the Bank had loans to members of $25.5 billion outstanding to three members which represented 55.6% of total loans outstanding. As of December 31, 2005, the Bank had outstanding loans of $18.3 billion to two members which represented 38.4% of total loans outstanding. The Bank held sufficient collateral to secure loans to members and the Bank does not expect to incur any losses on these loans. See Note 10 for further information on transactions with related parties.

Notes to Unaudited Financial Statements (continued)
      Interest Rate Payment Terms. The following table details additional interest rate payment terms for loans to members.

	June 30,	December 31,
(in thousands)	2006	2005

Fixed rate — overnight	$1,254,230	$6,505,251
Fixed rate — term	36,487,401	36,021,775
Variable-rate	8,046,789	4,990,032

Total par value	$45,788,420	$47,517,058

      For loans to members due beyond one year, at June 30, 2006, the Bank had $23.2 billion of fixed-rate loans and $6.6 billion of variable rate loans.
Note 6 – Mortgage Loans Held for Portfolio

      The MPF Program involves investment by the Bank in mortgage loans which are purchased from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby the Bank’s members originate, service, and credit enhance home mortgage loans that are then sold to the Bank. The Bank sells participation interests in some of its MPF Program loans to other FHLBanks and holds the rest in portfolio. See Note 10 for further information on transactions with related parties.

	June 30,	December 31,
(in thousands)	2006	2005

Fixed medium-term single-family mortgages(1)	$1,422,232	$1,529,441
Fixed long-term single-family mortgages(1)	5,839,778	6,029,531
Premiums	87,524	97,055
Discounts	(27,423)	(27,444)
SFAS 133 hedging adjustments	21,317	23,988

Total mortgage loans held for portfolio	$7,343,428	$7,652,571

Note:

(1)	Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.
      The following table details the par value of mortgage loans held for portfolio outstanding categorized by type.

	June 30,	December 31,
(in thousands)	2006	2005

Government-insured loans	$690,916	$740,307
Conventional loans	6,571,094	6,818,665

Total par value	$7,262,010	$7,558,972

Year of maturity

Due in one year or less	$5	$-
Due after one year through five years	684	624
Due after five years	7,261,321	7,558,348

Total	$7,262,010	$7,558,972

Notes to Unaudited Financial Statements (continued)
Note 7 – Consolidated Obligations

      Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. The FHLBanks issue consolidated obligations through the Office of Finance as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The Office of Finance tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations and is the primary obligor for its specific portion of consolidated obligations issued. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the Office of Finance. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.
      Although the Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Board regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Board). However, if the Finance Board determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, then the Finance Board may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Board reserves the right to allocate the outstanding liabilities for the consolidated obligations between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.
      General Terms. Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets including the London Interbank Offered Rate (LIBOR), Constant Maturity Treasury (CMT), 11th District Cost of Funds Index (COFI), and others. In addition, to meet the expected specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may also contain certain features, which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank generally enters into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond. The Bank has no outstanding consolidated obligations denominated in currencies other than U.S. dollars.
      These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:
      Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that is common to the Bank is an Amortizing Prepayment Linked Security (APLS). The APLS redeems based on the prepayments of FNMA, FHLMC or GNMA reference pools. As of June 30, 2006 and December 31, 2005, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the maturity of the index amortizing notes extends (contracts).
      Optional Principal Redemption Bonds (callable bonds) are bonds that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.

Notes to Unaudited Financial Statements (continued)
      Interest Rate Payment Terms. With respect to interest payments, consolidated obligation bonds may also have the following terms:
      Step-up Bonds generally pay interest at increasing fixed rates at specified intervals over the life of the bond. These bonds generally contain provisions enabling the Bank to call bonds at its option on the step-up dates;
      Conversion Bonds have coupons that the Bank may convert from fixed to floating, or floating to fixed, or from one U.S. or other currency index to another, at its discretion on predetermined dates according to the terms of the bond offerings;
      Range Bonds pay interest at fixed or variable rates provided a specified index is within a specified range. The computation of the variable interest rate differs for each bond issue, but the bond generally pays zero interest or a minimal rate of interest if the specified index is outside the specified range; and
      Zero-Coupon Bonds are long-term discounted instruments that earn a fixed yield to maturity or the optional principal redemption date. All principal and interest are paid at maturity or on the optional principal redemption date, if exercised prior to maturity.
      The following table details interest rate payment terms for consolidated obligation bonds.

	June 30,	December 31,
(in thousands)	2006	2005

Fixed-rate	$48,079,721	$44,275,256
Floating-rate	1,955,000	1,660,000
Step-up	5,030,150	5,435,150
Conversion bonds:
Fixed to floating	534,380	569,380
Floating to fixed	171,000	286,000
Range bonds	463,000	463,000
Zero-coupon	4,028,000	4,028,000

Total par value	$60,261,251	$56,716,786

Notes to Unaudited Financial Statements (continued)
      Maturity Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of maturity.

	June 30, 2006		December 31, 2005
(dollars in thousands)
		Weighted Average		Weighted Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$15,537,603	3.87	$14,017,772	3.19
Due after 1 year through 2 years	13,194,800	4.30	10,612,660	3.82
Due after 2 years through 3 years	7,392,380	4.35	8,267,000	4.20
Due after 3 years through 4 years	3,739,150	4.37	3,825,530	3.89
Due after 4 years through 5 years	4,841,000	4.73	4,728,000	4.52
Thereafter	11,871,000	4.48	11,659,000	3.06
Index amortizing notes	3,685,318	4.75	3,606,824	4.63

Total par value	$60,261,251	4.29	$56,716,786	3.68

Bond premiums	22,882		28,039
Bond discounts	(3,171,620)		(3,197,715)
SFAS 133 hedging adjustments	(696,562)		(404,173)

Total book value	$56,415,951		$53,142,937

      Consolidated obligation bonds outstanding at June 30, 2006 and December 31, 2005, include callable bonds totaling $30.4 billion and $30.2 billion, respectively. The Bank uses fixed-rate callable debt to finance returnable loans to members (see Note 5) and mortgage-backed securities. Simultaneously with such a debt issue, the Bank may also enter an interest rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable interest rate swap). The combined sold callable interest rate swap and callable debt allows the Bank to provide members attractively priced loans. The par value of the Bank’s non-callable consolidated obligation bonds at June 30, 2006 and December 31, 2005, was $26.2 billion and $26.5 billion, respectively.
      The following table summarizes consolidated obligation bonds outstanding by year of maturity or next call date.

(in thousands)	June 30,	December 31,
Year of Maturity or Next Call Date	2006	2005

Due or callable in 1 year or less	$36,814,133	$36,452,302
Due or callable after 1 year through 2 years	7,968,800	4,468,660
Due or callable after 2 years through 3 years	6,164,000	6,103,000
Due or callable after 3 years through 4 years	2,075,000	2,572,000
Due or callable after 4 years through 5 years	1,485,000	1,375,000
Thereafter	2,069,000	2,139,000
Index amortizing notes	3,685,318	3,606,824

Total par value	$60,261,251	$56,716,786

Notes to Unaudited Financial Statements (continued)
      Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 360 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows:

	June 30,	December 31,
(dollars in thousands)	2006	2005

Book value	$12,540,291	$14,580,400
Par value	$12,606,100	$14,620,012
Weighted average interest rate	5.02%	4.11%
      The Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2006 or the year ended December 31, 2005.
Note 8 – Capital

      The Gramm-Leach-Bliley Act (GLB Act) resulted in a number of changes in the capital structure of the FHLBanks. The final Finance Board capital rule was published on January 30, 2001, and required each FHLBank to submit a capital structure plan to the Finance Board by October 29, 2001 in accordance with the provisions of the GLB Act and final capital rules. The Finance Board approved the Bank’s capital plan on May 8, 2002. The Bank converted to its new capital structure on December 16, 2002, and was in compliance with its capital plan on the conversion date. The conversion was considered a capital transaction and was accounted for at par value.
      The Bank is subject to three capital requirements under the current capital structure plan. First, the Bank shall maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the Finance Board regulations. Only permanent capital, defined as retained earnings plus capital stock, satisfies the risk-based capital requirement. The Finance Board may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements, as defined. In addition, the GLB Act requires the Bank to maintain at all times at least a 4.0% capital-to-asset ratio and at least a 5.0% leverage ratio, defined as the sum of permanent capital weighed 1.5 times plus loan loss reserves divided by total assets. The Bank was in compliance with the aforementioned capital rules and requirements at June 30, 2006 and December 31, 2005, as shown in the following table.

	June 30, 2006		December 31, 2005

(dollars in thousands)	Required	Actual	Required	Actual

Risk-based capital	$542,626	$3,459,655	$499,286	$3,283,793
Total capital-to-asset ratio	4.0%	4.6%	4.0%	4.5%
Total capital	$2,986,457	$3,465,642	$2,915,950	$3,289,318
Leverage ratio	5.0%	7.0%	5.0%	6.8%
Leverage capital	$3,733,071	$5,195,470	$3,644,911	$4,931,216
      Under the capital plan, member institutions are required to maintain capital stock in an amount equal to no less than the sum of three amounts: (1) a specified percentage of their outstanding loans from the Bank; (2) a specified percentage of their unused borrowing capacity (defined generally as the remaining collateral value that can be borrowed against) with the Bank; and (3) a specified percentage of the principal balance of residential mortgage loans previously sold to the Bank and still held by the Bank (any increase in this percentage will be applied on a prospective basis only). These specified percentages may be adjusted by the Bank’s Board of Directors within pre-established ranges as contained in the capital plan.

Notes to Unaudited Financial Statements (continued)
      The stock purchase requirement for unused borrowing capacity is referred to as the membership capital stock purchase requirement because it applies to all members. The other two stock purchase requirements are referred to as activity-based requirements. The Bank determines membership capital stock purchase requirements by considering the aggregate amount of capital necessary to prudently capitalize the Bank’s business activities. The amount of capital is dependent upon the size of the current balance sheet, expected members’ borrowing requirements and other forecasted balance sheet changes.
      The GLB Act made membership voluntary for all members. The Bank issues stock that may be redeemed subject to certain restrictions by giving five years’ notice. The Bank is not required to redeem activity-based stock until the latter of the expiration of the notice of redemption or the activity no longer remains outstanding. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the Bank may choose to repurchase the excess activity-based stock. Before being readmitted to membership in any FHLBank, a member that withdraws from membership must wait five years from the divestiture date for all capital stock that is held as a condition of membership, as that requirement is set out in the Bank’s capital plan. A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year redemption period. The Bank’s capital plan provides that the Bank may charge the member a cancellation fee. The Board of Directors may change the cancellation fee with prior written notice to members.
      Capital Concentrations. The following table presents member holdings of ten percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
(dollars in thousands)
		Percent of		Percent of
Member	Capital Stock	total	Capital Stock	total

Sovereign Bank, Reading PA	$754,137	23.3	$643,401	20.8
Citicorp Trust Bank, FSB, Newark DE	380,285	11.8	331,911	10.7
      Mandatorily Redeemable Capital Stock. The FHLBanks adopted Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150) as of January 1, 2004. In compliance with SFAS 150, the FHLBanks reclassified the stock subject to mandatory redemption from capital to liability once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. Mandatorily redeemable shares are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the statement of operations. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the statement of cash flows. If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense.
      The Finance Board has confirmed that the liability accounting treatment for certain shares of its capital stock does not affect the definition of total capital for purposes of determining the Bank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (300% of total capital), calculating its unsecured credit exposure limit to other government-sponsored enterprises (100% of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).
      At June 30, 2006 and December 31, 2005, respectively, the Bank had $15.1 million and $16.7 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the second quarters of 2006 and 2005, dividends on mandatorily redeemable capital stock in the amount of $209 thousand and $140 thousand,

Notes to Unaudited Financial Statements (continued)
respectively, were recorded as interest expense. For the six months ended June 30, 2006 and 2005, the dividends recorded as interest expenses were $341 thousand and $268 thousand, respectively. There have been no reclassifications of mandatorily redeemable capital stock back into capital.
      As of June 30, 2006, two members had notified the Bank to voluntarily redeem their capital stock and withdraw from membership. This redemption was not complete as of June 30, 2006. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption. Actual redemption could occur sooner in the case of a member whose membership has been terminated as a result of a merger or other consolidation into a non-member or a member of another FHLBank.

	June 30,	December 31,
(in thousands)	2006	2005

Due in 1 year or less	$1,627	$540
Due after 1 year through 2 years	7	7
Due after 2 years through 3 years	-	1,365
Due after 3 years through 4 years	-	-
Due after 4 years through 5 years	11,804	13,227
Thereafter	1,638	1,592

Total	$15,076	$16,731

      The Bank repurchased capital stock related to out-of-district mergers totaling $1.4 million for the six months ended June 30, 2006. There was no repurchase of capital stock related to out-of-district mergers for the six months ended June 30, 2005.
      A rollforward of the Bank’s mandatorily redeemable capital stock activity for the six months ended June 30, 2006 and 2005 is presented in the following table.

	Six months ended June 30,

(in thousands)	2006	2005

Balance, beginning of period	$16,731	$18,208
Capital stock subject to mandatory redemption reclassified from equity due to withdrawals	280	3,250
Redemption of mandatorily redeemable capital stock due to withdrawals	(1,935)	-

Balance, end of period	$15,076	$21,458

      Statutory and Regulatory Restrictions on Capital Stock Redemption. In accordance with the GLB Act, Bank stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem and the limitation of the redemption privilege to a small fraction of outstanding stock. Statutory and regulatory restrictions on the redemption of Bank stock include the following:

•	In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to satisfy its minimum capital requirements (i.e., a statutory capital/ asset ratio requirement, established by the GLB Act, and a regulatory risk-based capital-to-asset ratio requirement established by the Finance Board). By law, all member holdings of Bank stock immediately become non-redeemable if the Bank becomes undercapitalized and only a minimal portion of outstanding stock qualifies for redemption consideration.

•	In no case may the Bank redeem any capital stock if either its Board of Directors or the Finance Board determine that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital.

Notes to Unaudited Financial Statements (continued)

•	In addition to possessing the authority to prohibit stock redemptions, the Bank’s Board of Directors has a right and an obligation to call for additional capital stock purchases by its members, as needed to satisfy statutory and regulatory capital requirements.

•	If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if the Bank is undercapitalized, does not have the required credit rating, etc.), the Bank becomes insolvent and is either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established either through the market liquidation process or through negotiation with the merger partner. In either case all senior claims must first be settled at par, and there are no claims which are subordinated to the rights of Bank stockholders.

•	The GLB Act states that the Bank may repurchase, in its sole discretion, stock investments which exceed the required minimum amount.

•	In no case may the Bank redeem or repurchase any capital stock if the principal or interest payment due on any consolidated obligation issued by the Office of Finance has not been paid in full.

•	In no case may the Bank redeem or repurchase any capital stock if the Bank has failed to provide the Finance Board with the necessary quarterly certification required by Section 966.9(b)(1) of the Finance Board’s regulations prior to declaring or paying dividends for a quarter.

•	In no case may the Bank redeem or repurchase any capital stock if the Bank is unable to provide the required certification, projects that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of its obligations, actually fails to satisfy these requirements or obligations, or negotiates to enter or enters into an agreement with another Bank to obtain financial assistance to meet its current obligations.
      Dividends. Until the Bank’s registration statement with the SEC became effective, a dividend could only be declared following consultation with and approval by the Finance Board’s Office of Supervision. Beginning with the third quarter of 2006, all dividends declared need only be approved by the Board of Directors. Dividends may be paid in either capital stock or cash; the Bank has historically paid cash dividends only.
      Proposed Finance Board Capital Regulation. On March 8, 2006, the Finance Board published a proposed rule, “Excess Stock Restrictions and Retained Earnings Requirements for the Federal Home Loan Banks.” This proposal would limit the issuance or maintenance of excess stock by FHLBanks. Excess stock is defined as the amount of capital stock greater than the members’ minimum capital stock requirements. Moreover, the proposed rule would increase each FHLBank’s minimum retained earnings requirement to $50 million plus 1.0% of a FHLBank’s non-member loan assets. The retained earnings proposal states that FHLBanks that do not meet the minimum retained earnings requirement will be limited in their ability to declare dividends. It is unclear whether the proposal will be adopted in its current form. The Bank is studying the proposal to determine whether it may materially affect its members.
      Accumulated Other Comprehensive Income (Loss). The following table summarizes the components of accumulated other comprehensive loss.

	June 30,	December 31,
(in thousands)	2006	2005

Deferred compensation	$(506)	$(506)
Net unrealized gains on available-for-sale securities	1,078	863
Net unrealized loss relating to hedging activities	(6,260)	(7,873)

Total	$(5,688)	$(7,516)

Notes to Unaudited Financial Statements (continued)
      Earnings per Share of Capital. The following table sets forth the computation of earnings per share of capital.

	For the three months ended		For the six months ended
	June 30,		June 30,

(dollars in thousands)	2006	2005	2006	2005

Net income available to stockholders	$53,953	$7,408	$103,640	$80,265

Weighted average number of shares of capital used to calculate earnings per share(1)	32,198	27,773	30,927	26,303
Basic and diluted earnings per share of capital	$1.68	$0.27	$3.35	$3.05

Note:
(1) Weighted average shares excludes capital stock reclassified as a liability in accordance with SFAS 150.
Note 9 – Derivatives and Hedging Activities

      The Bank may enter into interest rate swaps (including callable and putable swaps), swaptions, interest rate cap and floor agreements, and TBA securities (collectively, derivatives) to manage its exposure to changes in interest rates. Through derivatives, the Bank may adjust the effective maturity, repricing frequency or option characteristics of financial instruments to achieve risk management objectives. The Bank uses derivatives in several ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; (2) by acting as an intermediary; or (3) in asset/ liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (loans to members, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of loans to members, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives as follows: (1) to manage embedded options in assets and liabilities; (2) to hedge the market value of existing assets and liabilities and anticipated transactions; (3) to hedge the duration risk of prepayable instruments; (4) to exactly offset other derivatives executed with members (the Bank serves as an intermediary); and (5) to reduce funding costs.
      Consistent with Finance Board regulation, the Bank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives or to act as an intermediary between its members and counterparties. Bank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. Economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. By definition, an economic hedge introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are recorded but not offset by corresponding changes in the value of the economically hedged assets, liabilities or firm commitments. As a result, the Bank recognizes only the change in fair value of these derivatives in other income as “net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the asset, liability or firm commitment.

Notes to Unaudited Financial Statements (continued)
      The components of net gain (loss) on derivatives and hedging activities for the three and six months ended June 30, 2006 and 2005 are presented in the following table.
Net Gain (Loss) on Derivatives and Hedging Activities

	For the three months ended		For the six months ended
	June 30,		June 30,

(in thousands)	2006	2005	2006	2005

Gain (loss) related to fair value hedge ineffectiveness	$(517)	$1,036	$1,480	$5,922
Gain (loss) on economic hedges	1,037	(56,085)	3,657	(24,949)
Other	(73)	136	(9)	(607)
Gain (loss) on intermediary hedges	(44)	213	(99)	(222)

Net gain (loss) on derivatives and hedging activities	$403	$(54,700)	$5,029	$(19,856)

      The fluctuations in the various gain (loss) categories in the table above were primarily due to changes in the structure of the Bank’s portfolio as well as a sizable increase in interest rates. As of June 30, 2006, the deferred net gains on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next twelve months was $3.3 million. Normally, the maximum length of time over which the Bank hedges its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 45 days or less. The Bank did not have any hedges related to the exposure to the variability in future cash flows for forecasted transactions at June 30, 2006.

Notes to Unaudited Financial Statements (continued)
      The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005

		Estimated		Estimated
(in thousands)	Notional	Fair Value	Notional	Fair Value

Interest rate swaps
Fair value	$67,255,990	$122,185	$62,959,218	$(73,529)
Economic	1,985,679	(1,609)	3,333,667	(9,761)
Intermediation	43,930	53	94,442	147
Interest rate swaptions
Economic	1,150,000	5,321	525,000	650
Interest rate forward settlement agreements
Fair value	2,000,000	4,791	1,056,000	1,452
Mortgage delivery commitments
Economic	42,855	148	17,727	(13)
Other
Economic	37,500	(163)	11,250	13

Total	$72,515,954	$130,726	$67,997,304	$(81,041)

Total derivatives excluding accrued interest		$130,726		$(81,041)
Accrued interest		199,091		119,630

Net derivative balances		$329,817		$38,589

Net derivative asset balances		$521,952		$317,033
Net derivative liability balances		(192,135)		(278,444)

Net derivative balances		$329,817		$38,589

      Hedge Documentation and Effectiveness. The Bank formally documents all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (1) assets and liabilities on the statement of condition; (2) firm commitments; or (3) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.
      The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.
      The Bank is not a derivative dealer and thus does not trade derivatives for short-term profit.
      Investment Securities. The Bank invests in U.S. agency obligations, government-sponsored enterprise obligations, mortgage-backed securities and the taxable portion of state or local agency obligations. The

Notes to Unaudited Financial Statements (continued)
interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. These investment securities may be classified as held-to-maturity, available-for-sale or trading securities. The Bank does not apply hedge accounting to these transactions.
      The Bank may also manage the risk arising from changing market prices or cash flows of investment securities classified as trading by entering into derivatives (economic hedges) that offset the changes in fair value or cash flows of the securities. The market value changes of both the trading securities and the associated derivatives are included in other income in the statement of operations and presented as part of the “net gains (loss) on trading securities” and “net gain (loss) on derivatives and hedging activities.”
      Loans to Members. With issuances of convertible loans to members, the Bank may purchase from the member a put option that enables the Bank to convert a loan to a member from a fixed-rate to a floating-rate if interest rates increase. Upon conversion, the member has the option to terminate the loan and request the Bank to issue additional loans on new terms. The Bank may hedge a convertible loan to a member by entering into a cancelable derivative with a counterparty pursuant to which the Bank pays a fixed-rate and receives a variable-rate. This type of hedge is treated as a fair value hedge. The derivative counterparty may cancel the derivative on the put date, which the counterparty normally would exercise in a rising rate environment, and the Bank can convert the loan to a floating-rate.
      The optionality embedded in certain financial instruments held by the Bank can create interest rate risk. When a member prepays a loan, the Bank could suffer lower future income if the principal portion of the prepaid loan were invested in lower yielding assets that continue to be funded by higher cost debt. To protect against this risk, the Bank generally charges a prepayment fee that makes it financially indifferent to a member’s decision to prepay a loan. When the Bank offers loans (other than short-term) that a member may prepay without a prepayment fee, it usually finances such loans with callable debt or otherwise hedges this option.
      Mortgage Loans Held for Portfolio. The Bank invests in fixed-rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these loans, depending on changes in estimated prepayment speeds. The Bank manages the interest rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The Bank issues both callable and non-callable debt to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans. The Bank may use derivatives to match the expected prepayment characteristics of the mortgages. The Bank did not apply hedge accounting to these derivatives, referred to as index amortizing swaps, as they only hedged the mortgage loan pools for a partial term. These swaps were terminated in 2005. The Bank has not entered into any of these types of hedging strategies in 2006.
      The Bank may also purchase interest rate caps and floors, swaptions and callable swaps to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive either fair value or cash flow hedge accounting. The derivatives are marked-to-market through current period earnings.
      Consolidated Obligations. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. The Bank enters into derivatives to hedge the interest rate risk associated with its specific debt issuances.
      For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. These transactions are treated as fair value hedges. In this typical transaction, the

Notes to Unaudited Financial Statements (continued)
Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate loans to members, typically three-month LIBOR. This intermediation between the capital and derivative markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets.
      Anticipated Streams of Future Cash Flows. The Bank may enter into an option to hedge a specified future variable cash stream as a result of rolling over short-term, fixed-rate financial instruments such as consolidated obligation discount notes. The option will effectively cap the variable cash stream at a predetermined target rate. At June 30, 2006 and December 31, 2005, the Bank did not have a position in these types of options.
      Firm Commitment Strategies. In accordance with Statement of Financial Accounting Standards SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), the types of mortgage purchase commitments entered into after June 30, 2003, are considered derivatives. Accordingly, the mortgage purchase commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in the current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.
      The Bank may also fair value hedge an unrecognized firm commitment to provide a forward starting loan to a member through the use of an interest rate swap. For firm commitments that are not considered regular way trades, the swap will function as the hedging instrument for both the unrecognized firm commitment and the subsequent loan to member in separately designated qualifying hedging relationships.
      Anticipated Debt Issuance. The Bank may enter into interest rate swaps for the anticipated issuance of fixed-rate consolidated obligation bonds to lock in the cost of funding. The interest rate swap is terminated upon issuance of the fixed-rate bond, with the realized gain or loss on the interest rate swap recorded in other comprehensive income. Realized gains and losses reported in accumulated other comprehensive income (loss) are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed-rate bonds. The Bank only entered into one anticipated debt forward starting swap transaction during 2005 with a notional balance of $500 million. The derivative was not outstanding as of December 31, 2005.
      Intermediation. Derivatives in which the Bank is an intermediary may arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. Intermediation between members and the capital markets allows smaller members access to the derivatives market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income and presented as “net gain (loss) on derivatives and hedging activities.”
      Credit Risk. The Bank is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in the Bank’s policy and Finance Board regulations. Based on credit analyses and collateral requirements, the management of the Bank does not anticipate any material credit losses on its derivative agreements.
      The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral thresholds. The maximum credit risk is the estimated cost of replacing the derivative contracts that have a net positive market value if the counterparty defaults, and the related collateral, if any, is of no value to the Bank. This collateral has not been sold or repledged.

Notes to Unaudited Financial Statements (continued)
      At June 30, 2006 and December 31, 2005, the Bank’s maximum credit risk, as defined above, was approximately $522.0 million and $317.0 million, respectively. These totals include $113.7 million and $69.8 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held securities and cash with a fair value of $461.8 million and $203.4 million as collateral as of June 30, 2006 and December 31, 2005, respectively. Two counterparties comprise 22% each of the Bank’s total credit risk when measured after consideration for related collateral as of June 30, 2006. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.
      The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. See Note 12 for further discussion regarding assets pledged by the Bank to these counterparties.
Note 10 – Transactions with Related Parties

      The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investments. In addition, certain former members that still have outstanding transactions are also required to maintain their investment in Bank capital stock until the transactions mature or are paid off. All loans, including BOB loans, are issued to members and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to loans to members and mortgage loan purchases. All transactions with members are entered into in the normal course of business. In instances where the member also has an officer who is a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as comparable transactions with other members. In accordance with Statement of Financial Accounting Standards (SFAS) No. 57, Related Party Disclosures, the Bank defines related parties as other FHLBanks in the System, members with capital stock outstanding in excess of 10% of total capital stock outstanding and members that have an officer or director who is a director of the Bank. The following table includes outstanding related party member balances.

	June 30,	December 31,
(in thousands)	2006	2005

Loans to members	$23,131,099	$20,939,245
Deposits	22,975	31,713
Capital stock	1,274,523	1,119,588
      The following table summarizes the statement of operations effects corresponding to the above related party member balances.

	For the three months ended		For the six months ended
	June 30,		June 30,

(in thousands)	2006	2005	2006	2005

Interest income on loans to members	$238,839	$100,050	$448,977	$204,753
Interest expense on deposits	270	1,142	444	1,216
      Total mortgage loan volume purchased from related party members during second quarter 2006 and 2005 was $37 thousand and $781 thousand, respectively. Interest income on outstanding mortgage loans purchased was $2.1 million and $2.6 million for the second quarter of 2006 and 2005, respectively.
      Total mortgage loan volume purchased from related party members for the six months ended June 30, 2006 and 2005 was $685 thousand and $1.7 million, respectively. Interest income on outstanding mortgage loans purchased was $4.3 million and $5.3 million for the six months ended June 30, 2006 and 2005.

Notes to Unaudited Financial Statements (continued)
      From time to time, the Bank may borrow from or lend to other FHLBanks on a short term uncollateralized basis. The following table includes gross amounts transacted under these arrangements.

	For the three months ended		For the six months ended
	June 30,		June 30,

(in millions)	2006	2005	2006	2005

Borrowed from other FHLBanks	$20	$3,168	$120	$5,602
Repaid to other FHLBanks	20	3,168	120	5,602
Loaned to other FHLBanks	350	-	350	-
Repaid by other FHLBanks	350	-	350	-
      On occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the six months ended June 30, 2006 and 2005, there was no transfer of primary debt obligations.
      Previously, the Bank regularly sold participation interests in the mortgage loans purchased from members to the FHLBank of Chicago. For the second quarter of 2006 and 2005, the par values of the mortgage loans participated to the FHLBank of Chicago were $61.7 million and $6.7 million, respectively. For the six months ended June 30, 2006 and 2005, the par values of the mortgage loans participated to the FHLBank of Chicago were $74.7 million and $203.7 million, respectively. In addition, at June 30, 2006 and December 31, 2005, the Bank had deposits with FHLBank of Chicago totaling $5.2 million and $5.5 million, respectively.
Note 11 – Segments

      The Bank operates two segments differentiated by products. The first segment entitled Traditional Member Finance houses a majority of the Bank’s activities, including but not limited to, providing loans to members, investments and deposit products. The MPF or Mortgage Finance segment purchases loans from members and funds and hedges the resulting portfolio.
      Results of segments are presented based on management accounting practices and the Bank’s management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to Generally Accepted Accounting Principles. Therefore, the financial results of the segments are not necessarily comparable with similar information at other FHLBanks or any other company.
      The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the segment. Methodologies are refined from time to time as management accounting practices change. Net mortgage loans held for portfolio are the only significant assets related to the operations of the Mortgage Finance segment. Borrowings are allocated to the Mortgage Finance segment based on loans outstanding. All remaining borrowings, noninterest-bearing liabilities, and all capital remain in the Traditional Member Finance business. The allowance for credit losses pertaining to the mortgage loans held for portfolio is allocated to the Mortgage Finance segment and the allowance for credit losses pertaining to BOB loans is allocated to Traditional Member Finance. Derivatives are allocated to segments consistent with hedging strategies. Costs incurred by support areas not directly aligned with the segment are allocated based on estimated usage of services.

Notes to Unaudited Financial Statements (continued)
      The following table sets forth the Bank’s financial performance by operating segment for the three months and six months ended June 30, 2006 and 2005, respectively.
Three months ended June 30,

	Traditional	MPF® or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2006
Net interest income	$79,446	$7,528	$86,974
Provision for credit losses	44	2	46
Other income (loss)	2,331	(272)	2,059
Other expenses	14,281	1,247	15,528

Income before assessments	67,452	6,007	73,459
Affordable Housing Program	5,528	490	6,018
REFCORP	12,385	1,103	13,488

Total assessments	17,913	1,593	19,506

Net income	$49,539	$4,414	$53,953

Total assets	$67,318,673	$7,342,748	$74,661,421

2005
Net interest income	$56,039	$21,130	$77,169
Provision for credit losses	73	224	297
Other loss	(30,525)	(23,121)	(53,646)
Other expenses	12,208	920	13,128

Income before assessments	13,233	(3,135)	10,098
Affordable Housing Program	1,094	(256)	838
REFCORP	2,428	(576)	1,852

Total assessments	3,522	(832)	2,690

Net income	$9,711	$(2,303)	$7,408

Total assets	$65,246,183	$7,652,444	$72,898,627

Notes to Unaudited Financial Statements (continued)
Six months ended June 30,

	Traditional	MPF® or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2006
Net interest income	$149,237	$15,987	$165,224
Provision (benefit) for credit losses	754	(138)	616
Other income	8,278	48	8,326
Other expenses	29,492	2,339	31,831

Income before assessments	127,269	13,834	141,103
Affordable Housing Program	10,424	1,129	11,553
REFCORP	23,369	2,541	25,910

Total assessments	33,793	3,670	37,463

Net income	$93,476	$10,164	$103,640

Total assets	$67,318,673	$7,342,748	$74,661,421

2005
Net interest income	$100,796	$53,731	$154,527
Provision for credit losses	666	268	934
Other income (loss)	19,452	(38,150)	(18,698)
Other expenses	23,864	1,752	25,616

Income before assessments	95,718	13,561	109,279
Affordable Housing Program	7,841	1,107	8,948
REFCORP	17,575	2,491	20,066

Total assessments	25,416	3,598	29,014

Net income	$70,302	$9,963	$80,265

Total assets	$65,246,183	$7,652,444	$72,898,627

Note 12 – Commitments and Contingencies

      As described in Note 7, the twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The Finance Board, in its discretion and notwithstanding any other provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor.
      The FHLBank considered the guidance under FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect guarantees of indebtedness of others (FIN 45), and determined it was not necessary to recognize the fair value of the FHLBank’s joint and several liability for all of the consolidated obligations. The FHLBank considers the joint and several liability as a related party guarantee. Related party guarantees meet the recognition scope exceptions in FIN 45. Accordingly, the FHLBank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at June 30, 2006 and December 31, 2005.

Notes to Unaudited Financial Statements (continued)
      Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including Banking On Business (BOB) loans, totaled approximately $2,765.3 million and $1,066.6 million at June 30, 2006 and December 31, 2005, respectively. Commitments generally are for periods up to twelve months. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were approximately $876.6 million and $892.8 million at June 30, 2006 and December 31, 2005, respectively, and had original terms of up to six years with a final expiration in 2007. Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Board regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are fully collateralized at the time of issuance. See Note 5 for further information.
      Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $42.9 million and $17.7 million at June 30, 2006 and December 31, 2005, respectively. Commitments are generally for periods not to exceed 365 days. In accordance with SFAS 149, such commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.
      The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. The Bank had pledged as collateral cash and securities to counterparties that have market risk exposure from the Bank related to derivative agreements. The Bank had pledged cash with a book value of $10.2 million and $1.4 million at June 30, 2006 and December 31, 2005, respectively. There were no securities pledged as of June 30, 2006 and December 31, 2005.
      The Bank charged to operating expense net rental costs of approximately $0.8 million, $0.6 million, $1.6 million and $1.2 million for the three months and six months ended June 30, 2006 and 2005, respectively.
      Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.
      As of June 30, 2006, the Bank has committed to issue or purchase consolidated obligations totaling $229 million in 2006. As of December 31, 2005, the Bank had committed to issue or purchase consolidated obligations totaling $163 million and derivative notional value of $40 million in 2006.
Note 13 – Estimated Fair Values

      The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2006 and December 31, 2005. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.
      Cash and Due From Banks. The estimated fair value approximates the recorded book balance.
      Interest-bearing Deposits and Investment Securities. The estimated fair value is determined based on quoted prices, excluding accrued interest, as of the last business day of the period for instruments with more than three months to maturity. When quoted prices are not available, the estimated fair value is determined by

Notes to Unaudited Financial Statements (continued)
calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. For instruments with three months or less to maturity, the recorded book balance approximates the estimated fair value.
      Federal Funds Sold. The estimated fair value is determined by calculating the present value of the expected future cash flows for instruments with more than three months to maturity. The discount rates used in these calculations are the rates for Federal funds with similar terms. The estimated fair value approximates the recorded book balance of Federal funds with three months or less to maturity.
      Loans to Members and Other Loans. The Bank determines the estimated fair value of loans to members with fixed rates and more than three months to maturity and loans to members with complex floating rates by calculating the present value of expected future cash flows from the loans and excluding the amount for accrued interest receivable. The discount rates used in these calculations are the replacement loan rates for loans to members with similar terms. Under Finance Board regulations, loans to members with a maturity and repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the loans. Therefore, the estimated fair value of loans to members does not assume prepayment risk. The estimated fair value approximates the recorded book balance of loans to members with floating rates and fixed rates with three months or less to maturity or repricing.
      Mortgage Loans Held For Portfolio. The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage loans. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.
      Accrued Interest Receivable and Payable. The estimated fair value approximates the recorded book value. Derivative accrued interest receivable and payable are excluded and are valued as described below.
      Derivative Assets/ Liabilities. The Bank bases the estimated fair values of derivatives with similar terms on available market prices including derivative accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near term changes. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and if negative, a liability.
      Other Assets/ Liabilities. With the exception of unamortized concession fees for which fair value is considered to be zero, the fair value of the other assets (including BOB loans) and other liabilities approximates carrying value.
      Deposits. The Bank determines estimated fair values of Bank deposits with fixed rates and more than three months to maturity by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms. The estimated fair value approximates the recorded book balance for deposits with floating rates and fixed rates with three months or less to maturity or repricing.
      Consolidated Obligations. The Bank estimates fair values based on the cost of raising comparable term debt. The estimated cost of issuing debt includes non-interest selling costs.
      Borrowings. The Bank determines the estimated fair value of borrowings with fixed rates and more than three months to maturity by calculating the present value of expected future cash flows from the borrowings and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of borrowings with similar terms. For borrowings with floating rates and fixed rates with three months or less to maturity or repricing, the estimated fair value approximates the recorded book balance.

Notes to Unaudited Financial Statements (continued)
      Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is generally equal to par value. Fair value also includes the estimated dividend earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently declared dividends. Capital stock can be acquired by members only at par value and redeemed or repurchased at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure of the Bank.
      Commitments. The estimated fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at June 30, 2006 and December 31, 2005. The estimated fair value of the Bank’s commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.
      Commitments to Extend Credit for Mortgage Loans. In accordance with SFAS 149, certain mortgage loan purchase commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.
      The carrying value and estimated fair values of the Bank’s financial instruments at June 30, 2006 and December 31, 2005 are presented in the tables below.
June 30, 2006
Fair Value Summary Table

		Net
	Carrying	Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$65,522	$-	$65,522
Interest-bearing deposits	3,500,395	(1,452)	3,498,943
Federal funds sold	5,597,000	(39)	5,596,961
Available-for-sale securities	110,576	-	110,576
Held-to-maturity securities	11,794,176	(382,615)	11,411,561
Loans to members	45,294,097	159,646	45,453,743
Mortgage loans held for portfolio, net	7,342,748	(343,520)	6,999,228
Accrued interest receivable	357,519	-	357,519
Derivative assets	521,952	-	521,952
Other assets, including Banking On Business loans	77,436	(37,737)	39,699

Liabilities
Deposits	$1,387,810	$-	$1,387,810
Mandatorily redeemable capital stock	15,076	-	15,076
Consolidated obligations:
Discount notes	12,540,291	(3,110)	12,537,181
Bonds	56,415,951	(132,064)	56,283,887
Accrued interest payable	542,594	-	542,594
Derivative liabilities	192,135	-	192,135
Other liabilities	128,673	-	128,673

Notes to Unaudited Financial Statements (continued)
December 31, 2005
Fair Value Summary Table

		Net
	Carrying	Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$115,370	$-	$115,370
Interest-bearing deposits	3,259,894	(1,077)	3,258,817
Federal funds sold	2,320,000	(504)	2,319,496
Available-for-sale securities	331,297	-	331,297
Held-to-maturity securities	11,034,630	(206,246)	10,828,384
Loans to members	47,492,959	50,546	47,543,505
Mortgage loans held for portfolio, net	7,651,914	(243,562)	7,408,352
Accrued interest receivable	304,193	-	304,193
Derivative assets	317,033	-	317,033
Other assets, including Banking On Business loans	70,921	(38,447)	32,474

Liabilities
Deposits	$1,063,091	$-	$1,063,091
Mandatorily redeemable capital stock	16,731	-	16,731
Consolidated obligations:
Discount notes	14,580,400	(2,121)	14,578,279
Bonds	53,142,937	155,123	53,298,060
Accrued interest payable	436,214	-	436,214
Derivative liabilities	278,444	-	278,444
Other liabilities	120,848	-	120,848
Note 14 – Other Developments

      The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Item 3:      Quantitative and Qualitative Disclosures about Market Risk
       See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Risk Management” in Part 1 — Item 2 of this Form 10-Q.

Item 4:      Controls and Procedures
Disclosure Controls and Procedures
      Under the supervision and with the participation of the Bank’s management, including its principal executive officer and principal financial officer, the Bank conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2006. Based on this evaluation, the Bank’s principal executive officer and principal financial officer concluded that the Bank’s disclosure controls and procedures were effective to ensure that such information relating to the Bank that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was a material weakness that management identified during 2005 that led to the restatement of certain financial information related to the accounting for derivatives, as discussed in the Bank’s registration statement on Form 10, as amended. See Restatement of Financial Statements in Management’s Discussion and Analysis in Item 2 of the Form 10 for a complete discussion of the material weakness determination. Several actions have since been taken to address this material weakness, including (1) increasing the level of technical expertise among accounting, capital markets and risk management personnel in regard to the proper application of SFAS 133; and (2) creating and disseminating well-documented SFAS 133 accounting policies. Management continues to monitor the results of these actions and anticipates that full remediation will be complete no later than December 31, 2006.
Internal Control Over Financial Reporting
      For the second quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II — Other Information

Item 1:      Legal Proceedings
       Not applicable.

Item 1A:      Risk Factors
       Management believes that there has been no material change to the Bank’s Risk Factors since December 31, 2005 as presented in the Bank’s Form 10, Item 1A, Risk Factors.

Item 2:      Unregistered Sales of Equity Securities and Use of Proceeds
       The securities issued by the Bank are “exempt securities” under Section 3(a)(2) of the Securities Act of 1933 to the same extent as securities that are obligations of, or guaranteed as to principal and interest by, the United States. Registration statements with respect to offerings of Bank securities are not filed with the SEC. As stated in the Bank’s registration statement on Form 10, as amended, Item 9, Bank common stock is not publicly traded. The following table sets forth the securities sold for the six months ended June 30, 2006 and 2005. Consolidated obligations were sold through various underwriters. All securities were sold for cash.

	For the six months ended June 30,

(in thousands)	2006	2005

Consolidated obligation bonds	$11,808,385	$9,921,512
Consolidated obligation discount notes	$102,280,989	$571,287,055
Capital stock	$2,565,026	$4,482,282
      The Bank issues standby letters of credit in the ordinary course of business. From time-to-time the Bank provides standby letters of credit to support members’ standby letters of credit or obligations issued to support unaffiliated, third-party offerings of notes, bonds or other securities to finance housing-related projects. The Bank provided $30.0 million of such credit support during the year ended December 31, 2005. There was no such credit support provided as of June 30, 2006. To the extent that these standby letters of credit are securities for purposes of the Securities Act of 1933, the issuance of the standby letter of credit by the Bank is exempt from registration pursuant to Section 3(a)(2) thereof.

Item 3:      Defaults upon Senior Securities
       None.

Item 4:      Submission of Matters to a Vote of Security Holders
       None.

Item 5:      Other Information
       None.

Item 6:      Exhibits

Exhibit 31(a)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31(b)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32(a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32(b)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Federal Home Loan Bank of Pittsburgh
(Registrant)
Date: August 11, 2006

By:	/s/ Kristina K. Williams

Kristina K. Williams
Chief Financial Officer