Form 10-Q
period 2006-09-30
Federal Home Loan Bank of Pittsburgh
filed 2006-11-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended Septembr 30, 2006
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer     ☐ Accelerated filer     ☑ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

There were 33,943,960 shares of common stock with a par value of $100 per share outstanding at October 31, 2006.

PART I — FINANCIAL INFORMATION

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Federal Home Loan Bank of Pittsburgh (the “Bank”) is a government-sponsored enterprise (GSE), chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s principal strategic position is driven by its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. This fundamental competitive advantage, coupled with the joint and several cross-guarantee on the Federal Home Loan Bank System (the “FHLBank System”) debt, distinguishes the Bank in the capital markets and enables it to present attractively priced funding to members. Though chartered by Congress, the Bank is privately capitalized by its member institutions, which are voluntary participants in its cooperative structure.

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

Mission.  The Bank’s primary mission is to serve as an intermediary between the capital markets and the housing market through member financial institutions. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the Office of Finance (OF) and uses these funds to provide its member financial institutions with a reliable source of credit for housing and community development. The United States government does not guarantee, either directly or indirectly, the debt securities or other obligations of the Bank or the FHLBank System. The Bank provides credit for housing and community development through two primary programs. First, it provides members with loans against the security of residential mortgages and other types of high-quality collateral; second, the Bank purchases residential mortgage loans originated by or through member institutions. The Bank also offers other types of credit and non-credit products and services to member institutions. These include letters of credit, interest rate exchange agreements (interest rate swaps, caps, collars, floors, swaptions and similar transactions), affordable housing grants, securities safekeeping, and deposit products and services.

Supervision and Regulation.  The Bank is supervised and regulated by the Federal Housing Finance Board (Finance Board), which is an independent agency in the executive branch of the United States government. The Finance Board ensures that the Bank carries out its housing finance mission, remains adequately capitalized and is able to raise funds in the capital markets, and operates in a safe and sound manner. The Finance Board establishes regulations and otherwise supervises the operations of the Bank, primarily via periodic examinations.

Business Segments.  The Bank reviews its operations by grouping its products and services within two business segments. The products and services provided through these segments reflect the manner in which financial information is evaluated by management of the Bank. These business segments are:

•	Traditional Member Finance

•	Mortgage Partnership Finance® (MPF®) Program (“Mortgage Partnership Finance” and “MPF” are registered trademarks of the Federal Home Loan Bank of Chicago)

The following is management’s discussion and analysis of the Bank’s earnings performance for the three months and nine months ended September 30, 2006. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report as well as the audited financial statements and management’s discussion and analysis for the year ended December 31, 2005 included in the Bank’s registration statement on Form 10, as amended, filed with the SEC.

Financial Highlights

The results of operations data for the three months and nine months ended September 30, 2006 and 2005, and the statement of condition data as of September 30, 2006 are unaudited and are derived from the financial statements and footnotes included in this report. The statement of condition data as of December 31, 2005 is derived from the audited financial statements included in the registration statement on Form 10, as amended.

Statement of Operations

	Three months ended		Nine months ended
	September 30,		September 30,

(in thousands)	2006	2005	2006	2005

Net interest income before provision (benefit) for credit losses	$89,784	$77,897	$255,008	$232,424
Provision (benefit) for credit losses	509	(102)	1,125	832
Other income (loss), excluding net gain on derivatives and hedging activities	1,728	(98)	5,025	1,060
Net gain (loss) on derivatives and hedging activities	(1,510)	24,334	3,519	4,478
Other expense	14,981	13,604	46,812	39,220

Income before assessments	74,512	88,631	215,615	197,910
Assessments	19,818	23,527	57,281	52,541

Net income	$54,694	$65,104	$158,334	$145,369

Earnings per share(1)	$1.68	$2.20	$5.03	$5.30

Dividends	$42,500	$20,804	$108,836	$56,420
Weighted average dividend rate(2)	5.16%	2.78%	4.62%	2.75%
Return on average capital	6.18%	8.30%	6.26%	6.78%
Return on average assets	0.29%	0.38%	0.29%	0.30%
Net interest margin(3)	0.48%	0.45%	0.47%	0.49%
Total capital ratio (at period-end)(4)	4.69%	4.69%	4.69%	4.69%
Total average capital to average assets	4.64%	4.52%	4.58%	4.47%

Notes:

(1)	Earnings per share calculated based on net income and weighted average shares outstanding.

(2)	Weighted average dividend rates are dividends divided by the average of the daily balances of outstanding capital stock during the quarter.

(3)	Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.

(4)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at period end.

Statement of Condition

(in thousands)	September 30, 2006	December 31, 2005

Loans to members	$49,730,817	$47,492,959
Investments — Federal funds sold, interest-bearing deposits and investment securities(1)	20,413,816	16,945,821
Mortgage loans held for portfolio, net	7,186,803	7,651,914
Total assets	78,340,232	72,898,211
Deposits and other borrowings(2)	987,997	1,079,822
Consolidated obligations, net(3)	72,827,863	67,723,337
AHP payable	45,973	36,707
REFCORP payable	13,675	14,633
Capital stock — putable	3,439,266	3,078,583
Retained earnings	237,977	188,479
Total capital	3,672,569	3,259,546

Notes:

(1)	None of these securities were purchased under agreements to resell.

(2)	Includes mandatorily redeemable capital stock.

(3)	Aggregate FHLBank System-wide consolidated obligations (at par) were $958.0 billion and $937.5 billion at September 30, 2006 and December 31, 2005, respectively.

Forward-Looking Information

Statements contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements describing the objectives, projections, estimates or future predictions of the Bank and the Office of Finance may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; demand for member loans resulting from changes in the Bank’s member deposit flows and credit demands; volatility of market prices, rates and indices that could affect the value of investments or collateral held by the Bank as security for the obligations of Bank members and counterparties to interest rate exchange agreements and similar agreements; political events, including legislative, regulatory, judicial or other developments, that affect the Bank, its members, its counterparties and/or investors in the consolidated obligations of the Bank; competitive forces, including, but not limited to, other sources of funding available to the Bank’s members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled individuals as employees of the Bank; ability to develop and support technology and information systems, including the Internet, sufficient to manage the risks of the Bank’s business activities effectively; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements, including changes in the relative attractiveness of consolidated obligations as compared to other investment opportunities; timing and volume of market activity; ability to introduce new Bank products and services, and to successfully manage the risks associated with those products and services, including new types of collateral securing loans; risk of loss arising from litigation that might be filed against the Bank or other FHLBanks; inflation/deflation; and changes in credit ratings and related market pricing associated with the Bank’s investments. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s unaudited financial statements and notes included herein and in the Bank’s audited financial statements and notes included in the Form 10, as amended.

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

The Bank did not implement any material changes to its accounting policies or estimates, nor did the Bank implement any new accounting policies that had an impact on the Bank’s results of operations or financial condition during the quarter ended September 30, 2006.

Earnings Performance

Summary of Financial Results

Net Income and Return on Capital.  The Bank’s net income totaled $54.7 million for the third quarter of 2006, a decrease of $10.4 million from the third quarter of 2005. The earnings decrease was primarily due to third quarter 2005 net gains on derivatives and hedging activities of $24.3 million, compared with net losses of $1.5 million in the third quarter of 2006. Net interest income for the third quarter of 2006 increased from third quarter 2005 due to growth in interest-earning assets, primarily loans to members and investments, as well as a higher short-term interest rate environment. These key factors are discussed more fully below. Commensurate with the decrease in net income, the Bank’s return on average capital decreased to 6.18% in the third quarter of 2006, down from a return on average capital of 8.30% in the same year-ago period.

The Bank’s net income totaled $158.3 million for the nine months ended September 30, 2006, an increase of $12.9 million from the nine months ended September 30, 2005, primarily due to higher net interest income, which increased $22.6 million to $255.0 million for the nine months ended September 30, 2006. Driving the growth in net interest income over the same year-ago period were increases in interest-earning assets, primarily loans to members and investments, as well as a higher short-term interest rate environment. These key factors are discussed more fully below. The Bank’s return on average capital decreased to 6.26% for the nine months ended 2006, down from a return on average capital of 6.78% in the same year-ago period, as the impact of higher net income was more than offset by an increase in average capital.

Note that these comparisons include differences in hedging and derivatives strategies, which management changed in conjunction with the Bank’s earnings restatement. These strategic changes significantly impact comparisons to prior periods. A full discussion of the restatement is available in the Bank’s registration statement on Form 10, as amended.

Dividend Rate.  Because members may purchase and redeem their Bank capital stock shares only at par value, management regards quarterly dividend payments as an important vehicle through which a direct investment return is provided. The Bank’s weighted average dividend rate was 5.16% in the third quarter of 2006, compared to 2.78% in the third quarter of 2005. The weighted average dividend rate for the nine months ended September 30, 2006 was 4.62% compared to 2.75% for the same year-ago period. As further explained on page 23, beginning in the fourth quarter of 2003 through the third quarter of 2005, the Bank limited its quarterly dividend payments to 50% of current period estimated net income in order to increase its retained earnings balance. Retained earnings were $238.0 million as of September 30, 2006, compared with $188.5 million at year-end 2005.

Net Interest Income

The following tables summarize the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three months and nine months ended September 30, 2006 and 2005.

Average Balances and Interest Yields/Rates Paid

	Three months ended September 30,
	2006			2005

		Interest	Avg.		Interest	Avg.
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold(1)	$5,069	$67	5.28	$1,838	$16	3.40
Interest-bearing deposits	3,576	49	5.38	2,265	20	3.55
Investment securities(2)	12,100	144	4.74	9,669	101	4.15
Loans to members	46,438	645	5.51	46,362	422	3.61
Mortgage loans held for portfolio(3)	7,301	93	5.03	8,115	97	4.73

Total interest-earning assets	74,484	$998	5.32	68,249	$656	3.81
Allowance for credit losses	(6)			(5)
Other assets	1,168			619

Total assets	$75,646			$68,863

Liabilities and capital
Deposits	$1,137	$15	5.06	$994	$8	3.14
Consolidated obligation discount notes	13,525	179	5.25	18,556	159	3.41
Consolidated obligation bonds	56,414	713	5.02	45,259	410	3.60
Other borrowings	60	1	7.04	62	1	3.48

Total interest-bearing liabilities	71,136	$908	5.07	64,871	$578	3.53
Other liabilities	997			880
Total capital	3,513			3,112

Total liabilities and capital	$75,646			$68,863

Net interest spread			0.25			0.28
Impact of net noninterest-bearing funds			0.23			0.17

Net interest income/net interest margin		$90	0.48		$78	0.45

Notes:

(1)	The average balance of Federal funds sold, related interest income and average yield calculations include loans to other FHLBanks.

(2)	The average balance of investment securities available-for-sale represents fair values. Related yield, however, is calculated based on cost.

(3)	Nonaccrual loans are included in average balances in determining the average rate.

Net interest income increased $12 million, or 15.4%, to $90 million in the third quarter of 2006. Although average interest-earning assets and interest-bearing liabilities increased 9.1% and 9.6%, respectively, compared to the same year-ago period, the increase in net interest income was primarily due to a higher short-term interest rate environment, as indicated in the rate/volume table below. The net interest margin increased 3 basis points quarter-over-quarter, as a compression of interest rate spreads on net interest-earning assets of 3 basis points was more than offset by an increase in the impact of net noninterest-bearing funds of 6 basis points.

Average Balances and Interest Yields/Rates Paid

	Nine months ended September 30,
	2006			2005

		Interest	Avg.		Interest	Avg.
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold(1)	$4,066	$151	4.95	$1,670	$37	3.00
Interest-bearing deposits	3,481	130	4.98	1,283	31	3.24
Investment securities(2)	11,602	403	4.64	9,432	287	4.07
Loans to members	46,158	1,761	5.10	42,745	1,021	3.19
Mortgage loans held for portfolio(3)	7,413	281	5.08	8,481	306	4.82

Total interest-earning assets	72,720	$2,726	5.01	63,611	$1,682	3.54
Allowance for credit losses	(6)			(5)
Other assets	1,119			573

Total assets	$73,833			$64,179

Liabilities and capital
Deposits	$1,202	$42	4.68	$1,072	$21	2.63
Consolidated obligation discount notes	12,004	437	4.87	16,259	363	2.98
Consolidated obligation bonds	56,183	1,990	4.74	42,973	1,063	3.31
Other borrowings	33	2	6.04	135	3	2.85

Total interest-bearing liabilities	69,422	$2,471	4.76	60,439	$1,450	3.21
Other liabilities	1,030			873
Total capital	3,381			2,867

Total liabilities and capital	$73,833			$64,179

Net interest spread			0.25			0.33
Impact of net noninterest-bearing funds			0.22			0.16

Net interest income/net interest margin		$255	0.47		$232	0.49

Notes:

(1)	The average balance of Federal funds sold, related interest income and average yield calculations include loans to other FHLBanks.

(2)	The average balance of investment securities available-for-sale represents fair values. Related yield, however, is calculated based on cost.

(3)	Nonaccrual loans are included in average balances in determining the average rate.

Net interest income increased $23 million, or 9.9%, to $255.0 million for the nine months ended September 30, 2006. Although average interest-earning assets and interest-bearing liabilities increased 14.3% and 14.9%, respectively, compared to the same year-ago period, the increase in net interest income was primarily rate driven, as indicated in the table below. The net interest margin decreased 2 basis points to 0.47%. The compression of interest rate spreads resulted in an 8 basis point decrease in the impact of net interest-earning assets. This was partially offset by a 6 basis point increase in the impact of net noninterest-bearing funds.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the applicable periods in 2006 and 2005.

	Three months ended			Nine months ended
	September 30			September 30

(in millions)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income due to:
Federal funds sold	$27	$24	$51	$54	$60	$114
Interest-bearing deposits	12	17	29	53	46	99
Investment securities	25	18	43	66	50	116
Loans to members	1	222	223	81	659	740
Mortgage loans held for portfolio	(10)	6	(4)	(39)	14	(25)

Total	$55	$287	$342	$215	$829	$1,044
Increase (decrease) in interest expense due to:
Deposits	$1	$6	$7	$3	$18	$21
Consolidated obligation discount notes	(43)	63	20	(95)	169	74
Consolidated obligation bonds	101	202	303	327	600	927
Other borrowings	-	-	-	(2)	1	(1)

Total	$59	$271	$330	$233	$788	$1,021

Increase (decrease) in net interest income	$(4)	$16	$12	$(18)	$41	$23

Note: The changes for each category of interest income and expense are divided between the portion of change attributed to volume or rate for that category. The change in rate/volume variance has been allocated to the volume and rate variances based on their relative sizes.

The increases in average interest-earning assets for the third quarter and the nine months ended September 30, 2006 compared to the same periods in 2005 were a result of increases in investment securities, Federal funds sold, interest-bearing deposits and loans to members. The Bank has focused on increasing liquidity, through increases in short-term investments, in response to the new consolidated obligation repayment funding requirements by the Federal Reserve, which became effective July 20, 2006. As a result of that strategy, the Bank has invested in short-term liquid assets when short-term rates have been increasing, thus providing an increase to interest income from both volume and rates.

The $76 million increase in loans to members in the quarter to quarter comparison and the $3.4 billion increase on a year over year basis also had a positive impact on interest income from the volume side. However, the primary driver, as noted in the above table, was interest rate related. The Bank’s loans to members portfolio has experienced a fundamental shift in the type of loans that the Bank’s members are requiring, with growth in longer-term loans with slightly higher interest rates. The average loans to members portfolio detail is provided in a table below. Note that while there has been an 8.0% growth year over year, the loans to members average balance for the third quarter of 2006 was relatively flat when compared with the second quarter of 2006.

The mortgage loans held for portfolio impact was primarily volume related as this portfolio declined in both the quarter to quarter and year over year comparisons. This decline is due to a reduction in mortgages available to be purchased from members, which resulted in the portfolio run-off exceeding new loans being purchased.

The composition of the consolidated obligation portfolio has changed to longer-term bonds from short-term notes, coinciding with the shift in the Bank’s loans to members portfolio. Consolidated obligation bonds funded the additional asset levels, with averages increasing in both the quarter over quarter and year over year comparisons. Average discount notes negatively impacted interest expense on the volume side. The primary driver of the increase in interest expense on consolidated obligations in total was due to the increase in short-term interest rates.

Loans to Members Portfolio Detail:

		Average Balances
		Three months ended September 30,		Nine months ended September 30,

(in millions)
Product	Description	2006	2005	2006	2005

RepoPlus	Short-term fixed-rate loans; principal and interest paid at maturity.	$4,157.2	$13,291.2	$4,789.2	$12,664.8

Mid-Term RepoPlus	Mid-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly.	21,165.3	14,588.2	19,785.5	12,140.1

Term Loans	Long-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly; (includes amortizing loans with principal and interest paid monthly); Affordable Housing Loans and Community Investment Loans.	10,661.6	8,723.6	10,439.2	7,243.2

Convertible Select	Long-term fixed-rate and adjustable-rate loans with conversion options sold by member; principal paid at maturity; interest paid quarterly.	8,990.2	9,145.6	9,934.9	10,032.7

Hedge Select	Long-term fixed-rate and adjustable-rate loans with embedded options bought by member; principal paid at maturity; interest paid quarterly.	50.0	250.0	84.4	251.1

Returnable	Loans in which the member has the right to prepay the loan after a specified period.	1,733.4	-	1,390.4	-

Total par value		46,757.7	45,998.6	46,423.6	42,331.9
Discount on AHP loans to members		(1.6)	(1.8)	(1.6)	(1.9)
Deferred prepayment fees		(0.2)	(0.7)	(0.3)	(0.9)
SFAS 133 hedging adjustment		(317.7)	365.7	(264.0)	416.1

Total book value		$46,438.2	$46,361.8	$46,157.7	$42,745.2

As noted in the chart above, there has been a significant shift from the RepoPlus product to the Mid-Term RepoPlus product. This is due in part to management efforts to extend the loans to members portfolio maturity and in part to the short-term interest rate environment. As short-term interest rates rise, overnight Federal funds and other sources of overnight funding become more attractive to members than Bank overnight loans. In addition, the growth of this portfolio is also impacted by the following: (1) the new consolidated obligation repayment funding requirement, discussed in Item 2. Financial Condition, which has put pressure on the Bank’s overnight cost of funds; (2) the slowing housing market; and (3) the Finance Board’s proposed retained earnings rule, discussed in Item 2.

Financial Condition, which would limit the Bank’s ability to declare dividends. These factors continue to put pressure on the Bank’s ability to grow the loans to members portfolio in the current pricing environment.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the three and nine months ended September 30, 2006 and 2005. Derivative and hedging activities are discussed below in the other income (loss) section.

Three months ended September 30, 2006

		Interest Inc./	Avg.	Interest Inc./	Avg.		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$5,069	$67	5.28	$67	5.28
Interest-bearing deposits	3,576	49	5.38	49	5.38
Investment securities	12,100	144	4.74	144	4.74
Loans to members	46,438	645	5.51	571	4.88	$74	0.63
Mortgage loans held for portfolio	7,301	93	5.03	94	5.09	(1)	(0.06)

Total interest-earning assets	74,484	$998	5.32	$925	4.93	$73	0.39
Allowance for credit losses	(6)
Other assets	1,168

Total assets	$75,646

Liabilities and capital
Deposits	$1,137	$15	5.06	$15	5.06
Consolidated obligation discount notes	13,525	179	5.25	179	5.25
Consolidated obligation bonds	56,414	713	5.02	634	4.46	$79	0.56
Other borrowings	60	1	7.04	1	7.04

Total interest-bearing liabilities	71,136	$908	5.07	$829	4.63	$79	0.44
Other liabilities	997
Total capital	3,513

Total liabilities and capital	$75,646

Net interest income/net interest spread		$90	0.25	$96	0.30	$(6)	(0.05)

Three months ended September 30, 2005

		Interest Inc./	Avg.	Interest Inc./	Avg.		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$1,838	$16	3.40	$16	3.40
Interest-bearing deposits	2,265	20	3.55	20	3.55
Investment securities	9,669	101	4.15	101	4.15
Loans to members	46,362	422	3.61	462	3.95	$(40)	(0.34)
Mortgage loans held for portfolio	8,115	97	4.73	99	4.86	(2)	(0.13)

Total interest-earning assets	68,249	$656	3.81	$698	4.06	$(42)	(0.25)
Allowance for credit losses	(5)
Other assets	619

Total assets	$68,863

Liabilities and capital
Deposits	$994	$8	3.14	$8	3.14
Consolidated obligation discount notes	18,556	159	3.41	159	3.41
Consolidated obligation bonds	45,259	410	3.60	425	3.74	$(15)	(0.14)
Other borrowings	62	1	3.48	1	3.48

Total interest-bearing liabilities	64,871	$578	3.53	$593	3.63	$(15)	(0.10)
Other liabilities	880
Total capital	3,112

Total liabilities and capital	$68,863

Net interest income/net interest spread		$78	0.28	$105	0.43	$(27)	(0.15)

Nine months ended September 30, 2006

		Interest Inc./	Avg.	Interest Inc./	Avg.		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$4,066	$151	4.95	$151	4.95
Interest-bearing deposits	3,481	130	4.98	130	4.98
Investment securities	11,602	403	4.64	403	4.64
Loans to members	46,158	1,761	5.10	1,598	4.63	$163	0.47
Mortgage loans held for portfolio	7,413	281	5.08	284	5.13	(3)	(0.05)

Total interest-earning assets	72,720	$2,726	5.01	2,566	4.72	$160	0.29
Allowance for credit losses	(6)
Other assets	1,119

Total assets	$73,833

Liabilities and capital
Deposits	$1,202	$42	4.68	$42	4.68
Consolidated obligation discount notes	12,004	437	4.87	437	4.87
Consolidated obligation bonds	56,183	1,990	4.74	1,825	4.34	$165	0.40
Other borrowings	33	2	6.04	2	6.04

Total interest-bearing liabilities	69,422	$2,471	4.76	$2,306	4.44	$165	0.32
Other liabilities	1,030
Total capital	3,381

Total liabilities and capital	$73,833

Net interest income/net interest spread		$255	0.25	$260	0.28	$(5)	(0.03)

Nine months ended September 30, 2005

		Interest Inc./	Avg.	Interest Inc./	Avg.		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$1,670	$37	3.00	$37	3.00
Interest-bearing deposits	1,283	31	3.24	31	3.24
Investment securities	9,432	287	4.07	287	4.07
Loans to members	42,745	1,021	3.19	1,205	3.77	$(184)	(0.58)
Mortgage loans held for portfolio	8,481	306	4.82	313	4.94	(7)	(0.12)

Total interest-earning assets	63,611	$1,682	3.54	$1,873	3.94	$(191)	(0.40)
Allowance for credit losses	(5)
Other assets	573

Total assets	$64,179

Liabilities and capital
Deposits	$1,072	$21	2.63	$21	2.63
Consolidated obligation discount notes	16,259	363	2.98	363	2.98
Consolidated obligation bonds	42,973	1,063	3.31	1,176	3.66	$(113)	(0.35)
Other borrowings	135	3	2.85	3	2.85

Total interest-bearing liabilities	60,439	$1,450	3.21	$1,563	3.46	$(113)	(0.25)
Other liabilities	873
Total capital	2,867

Total liabilities and capital	$64,179

Net interest income/net interest spread		$232	0.33	$310	0.48	$(78)	(0.15)

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

The loans to members and consolidated obligation derivative impact variances from period to period are driven by the change in average 3-month LIBOR in a given period and the level of the portfolio being hedged. Average 3-month LIBOR has increased approximately 166 basis points from the third quarter of 2005 to the third quarter of 2006. Additionally, the level of the hedge relationships has increased on the loans to members and consolidated obligations by approximately $5 billion for the same periods. The rate increase, along with the increased levels of hedged relationships, contributed to a $(6) million unfavorable derivative impact for the three months ended September 30, 2006 as compared to a $(27) million unfavorable impact in 2005. The nine months ended September 30, 2006 reflected an increase of $8 billion in hedge relationships, combined with a 183 basis point increase in the 3-month LIBOR rate, compared to the same year-ago period. These factors contributed to an unfavorable $(5) million derivative impact in the current year compared with a $(78) million unfavorable impact in the prior year.

The mortgage loans held for portfolio derivative impact for the nine months ended September 30, 2006 increased slightly from 2005, to (0.05)% from (0.12)%. This was due to the amortization of fair value adjustments created under previous hedge strategies. The prior strategy hedged the fair value of the commitment to purchase mortgage loans. Currently, the Bank treats mortgage loan commitments as derivatives and no longer applies hedge accounting, pursuant to SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149).

In general, the total effect of the implementation of all of these derivative and hedge strategies was to decrease the interest rate spread 5 basis points in the three months ended September 30, 2006, compared to a reduction of 15 basis points in the same period of 2005. The impact for the nine months ended September 30, 2006 was a decrease to the interest rate spread of 3 basis points compared to a 15 basis point reduction for the same period in 2005.

Mortgage Loan Premium/Discount.  When mortgage loans are acquired by the Bank under the MPF Program, a premium or discount is typically paid to the participating financial institution. There are two primary reasons for these premiums or discounts: (1) prevailing market rates change between the date the mortgage loan is priced to the homeowner and the date the originating member locks in a commitment price at which to sell the loans to the Bank; and (2) borrowers elect to pay a higher than market rate on their mortgage loan in exchange for a reduction in up-front loan points, fees, and/or other loan closing costs. This practice of “financing the closing costs” results in a market-wide prevalence of premiums as opposed to discounts, which is reflected in the Bank’s mortgage loan portfolio. When mortgage loans pay off prior to their contractual terms, any associated unamortized premiums or discounts are recorded in net interest income.

The change in the amount of amortization and accretion of premiums and discounts on mortgage loans impacts the total and variability of the Bank’s net interest income. The combination of historically low residential mortgage rates, aggressive marketing by loan originators and the availability of low-cost loan products to prospective borrowers, resulted in high levels of prepayment activity in the Bank’s mortgage loan portfolio in 2005. However, in 2006, residential mortgage rates rose and less product was available for purchase, which resulted in lower amortization and accretion on premiums and discounts in the current periods. The amortization and accretion of mortgage loan premiums and discounts resulted in a net expense of $3.6 million during the third quarter of 2006 compared to $8.0 million during the third quarter of 2005 and $10.9 million for the nine months ended September 30, 2006 compared to $23.3 million for the same period in 2005.

The table below provides key information related to the Bank’s premium/discount on mortgage loans.

			Nine months ended
	Three months ended September 30,		September 30,

(dollars in thousands)	2006	2005	2006	2005

Net premium expense for the period	$3,552	$8,004	$10,881	$23,327
Mortgage loan related net premium balance at period-end	$55,033	$76,963	$55,033	$76,963
Mortgage loan par balance at period-end	$7,111,501	$7,872,856	$7,111,501	$7,872,856
Premium balance as a percent of mortgage loans	0.77%	0.98%	0.77%	0.98%

Other Income (Loss)

	Three months ended		% Change	Nine months ended		% Change
	September 30,		2006/	September 30,		2006/
(dollars in thousands)	2006	2005	2005	2006	2005	2005

Services fees	$1,077	$967	11.4	$3,390	$2,881	17.7
Net loss on sale of trading securities	-	-	n/m	-	(999)	100.0
Net gain (loss) on derivatives and hedging activities	(1,510)	24,334	n/m	3,519	4,478	(21.4)
Other, net	651	(1,065)	n/m	1,635	(822)	n/m

Total other income (loss)	$218	$24,236	n/m	$8,544	$5,538	54.3

n/m = not meaningful

Third quarter 2006 results included other income of $218 thousand, compared with other income of $24.2 million in third quarter 2005. The prior year income includes $24.3 million of net gains on derivatives and hedging activities, compared with net losses of $1.5 million in the current year. The large gain in 2005 was due to fair value gains on economic hedges discussed below. In addition, third quarter 2005 results included $1.4 million of asset write-offs for software no longer used by the Bank.

Other income for the nine months ended September 30, 2006 was $8.5 million, compared with other income of $5.5 million for the nine months ended September 30, 2005. Results for 2005 included $4.5 million of net gains on derivatives and hedging activities, compared with $3.5 million of net gains in the current year, as well as $1.0 million of net losses on trading securities and $1.4 million of asset write-offs.

Net gains on derivatives and hedging activities for the first nine months of 2005 included the impact of index-amortizing swaps used to economically hedge the fair value of mortgage loans held for portfolio. The fair values of these derivatives were extremely sensitive to changes in interest rates and mortgage prepayment speeds, causing significant volatility in other income. The activity related to gains and losses on derivatives and hedging is discussed in more detail below.

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

The following tables detail the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness, for the three months and nine months ended September 30, 2006 and 2005, respectively.

		Three months ended
(in thousands)		September 30,
Type of Hedge	Asset/Liability Hedged	2006	2005

Fair value hedge ineffectiveness	Loans to members	$4,037	$(1,002)
	Consolidated obligations	1,084	2,417

	Total fair value hedge ineffectiveness	5,121	1,415
Cash flow hedge ineffectiveness		-	5
Economic hedges		(7,296)	22,687
Intermediary transactions		(3)	(76)
Other		668	303

Net gain (loss) on derivatives and hedging activities		$(1,510)	$24,334

		Nine months ended
(in thousands)		September 30,
Type of Hedge	Asset/Liability Hedged	2006	2005

Fair value hedge ineffectiveness	Loans to members	$5,219	$168
	Consolidated obligations	1,382	7,169

	Total fair value hedge ineffectiveness	6,601	7,337
Cash flow hedge ineffectiveness		-	5
Economic hedges		(3,639)	(2,262)
Intermediary transactions		(102)	(298)
Other		659	(304)

Net gain (loss) on derivatives and hedging activities		$3,519	$4,478

Fair Value Hedges.   The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable rate (i.e., LIBOR based). For the third quarter of 2006, total ineffectiveness related to these fair value hedges resulted in a gain of $5.1 million compared to a gain of $1.4 million in third quarter of 2005. For the nine months ended September 30, 2006 and 2005, total ineffectiveness related to fair value hedges resulted in gains of $6.6 million and $7.3 million, respectively. From 2005 to 2006, the overall notional amount increased from $58.1 billion at September 30, 2005 to $67.5 billion at September 30, 2006. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. The $3.7 million increase in fair value hedge ineffectiveness gains in third quarter 2006 compared to third quarter 2005 resulted primarily from changes in the Bank’s portfolio structure as well as fluctuations in interest rate movements during the third quarter of 2006 compared to the third quarter of 2005.

Economic Hedges.   For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a loss of $7.3 million in third quarter 2006 compared to a gain of $22.7 million in third quarter 2005. The change in fair value between the third quarter of 2005 and the third quarter of 2006 was primarily due to the termination of the index-amortizing swap portfolio, which had resulted in gains of $30.0 million for the third quarter 2005. These gains were partially offset by the interest expense on these swaps of $8.1 million for the third quarter 2005. The overall notional amount of economic hedges decreased from $4.8 billion in 2005 to $2.7 billion in 2006.

Intermediary Transactions.   Derivatives in which the Bank is an intermediary may arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. The following table details the net gains and losses on intermediary transactions.

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2006	2005	2006	2005

Contracts with members — fair value change	$(128)	$146	$(1,731)	$(4,695)
Contracts with counterparties — fair value change	117	(251)	1,626	4,301

Net fair value change	(11)	(105)	(105)	(394)
Interest income (expense) due to spread	8	29	3	96

Net gain (loss) on intermediary derivative activities	$(3)	$(76)	$(102)	$(298)

Other Expense

	Three months ended			Nine months ended
	September 30,		% Change	September 30,		% Change
(dollars in thousands)	2006	2005	2006/2005	2006	2005	2006/2005

Operating — salaries and benefits	$8,158	$8,138	0.2	$26,412	$22,368	18.1
Operating — occupancy	871	662	31.6	2,449	1,905	28.6
Operating — other	4,973	3,747	32.7	14,849	11,615	27.8
Finance Board	581	636	(8.6)	1,746	1,909	(8.5)
Office of Finance	398	421	(5.5)	1,356	1,423	(4.7)

Total other expense	$14,981	$13,604	10.1	$46,812	$39,220	19.4

Other expense totaled $15.0 million in the third quarter of 2006, compared to $13.6 million in the third quarter of 2005, an increase of 10.1%. Excluding the operating expenses of the Finance Board and Office of Finance described below, total other expense increased $1.5 million, or 11.6%. The majority of the increase in the quarter over quarter comparison was due to higher other operating expenses, which increased $1.2 million over the prior year quarter. This increase was primarily due to higher depreciation expense, professional fees and contract services expense, driven in part by increased infrastructure-related spending.

Other expense totaled $46.8 million for the nine months ended September 30, 2006, compared to $39.2 million for the nine months ended September 30, 2005, an increase of 19.4%. Excluding the operating expenses of the Finance Board and the Office of Finance, total other expense increased $7.8 million, or 21.8%. The majority of the increase in the year over year comparison was due to salaries and employee benefits, which increased $4.0 million for the nine months ended September 30, 2006 compared with the same year-ago period. The 2006 expense included $1.1 million related to a retirement plan lump sum payment made in the first quarter of 2006. At September 30, 2006, full-time equivalent staff totaled 246 positions, an increase of 7 positions from September 30, 2005 and 28 positions from the beginning of 2005. This increase reflects expansion of staffing levels in the capital markets, mortgage finance, accounting, risk management and information technology departments. In addition, other operating expenses increased $3.2 million for the nine months ended September 30, 2006. The increase was mainly attributable to depreciation expense, professional fees, and contract services expense.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Board and the Office of Finance. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s statement of operations. These expenses totaled $1.0 million and $1.1 million for the third quarter 2006 and 2005, respectively, a decrease of 7.4%. For the first nine months of 2006 and 2005, these expenses totaled $3.1 million and $3.3 million respectively, a decrease of 6.9%. The Bank has no control over the operating expenses of the Finance Board. The FHLBanks are able to exert a limited degree of control over the operating expenses of the Office of Finance due to the fact that two directors of the Office of Finance are also FHLBank presidents.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	Three months ended			Nine months ended
	September 30,		% Change	September 30,		% Change
(in thousands)	2006	2005	2006/2005	2006	2005	2006/2005

AHP	$6,142	$7,251	(15.3)	$17,695	$16,199	9.2
REFCORP	13,676	16,276	(16.0)	39,586	36,342	8.9

Total assessments	$19,818	$23,527	(15.8)	$57,281	$52,541	9.0

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial

Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through the third quarter of 2006 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the first quarter of 2016. This date assumes that the FHLBanks pay exactly $300 million annually until 2017. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

The year-to-year changes in REFCORP and AHP assessments reflect the changes in income before assessments.

Financial Condition

The following is management’s discussion and analysis of the Bank’s financial condition at September 30, 2006 compared to December 31, 2005. This should be read in conjunction with the unaudited interim financial statements and notes included in this report.

Total assets increased $5.4 billion, or 7.5%, to $78.3 billion at September 30, 2006, up from $72.9 billion at December 31, 2005. This increase from year-end was primarily due to increases in loans to members of $2.2 billion, Federal funds sold of $1.8 billion, investment securities of $1.1 billion and interest-bearing deposits of $599.9 million. Offsetting these increases was a decrease in net mortgage loans held for portfolio of $465.1 million.

Total housing finance-related assets, which include MPF Program loans, loans to members, mortgage-backed securities and other mission-related investments, increased $2.3 billion, or 3.4%, to $68.1 billion at September 30, 2006, from $65.8 billion at year-end 2005. Total housing finance-related assets accounted for 86.9% of assets as of September 30, 2006.

Beginning July 20, 2006, the Federal Reserve required Reserve Banks to release interest and principal payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. This requirement is a fundamental change from the Federal Reserve’s past policy applicable to GSEs and certain international organizations of processing and posting these payments in the morning, even if these entities had not fully funded their payments. Further discussion of this repayment funding requirement is included in the Bank’s registration statement on Form 10, as amended. To comply with this new requirement, the Bank has taken the following actions: (1) limit the use of overnight discount notes as a source of short-term liquidity, (2) change the time that principal and interest payments are made on consolidated obligations, (3) change cash management and liquidity management practices to increase liquid investments and early availability of cash, and/or (4) identify alternative sources, if any, of intraday private funding. These actions may reduce the ability of the Bank to provide liquidity on demand to its members.

Loans to Members.  At September 30, 2006, total loans to members were $49.7 billion, compared to $47.5 billion as of year-end 2005, representing an increase of 4.7%. The number of the Bank’s members using the Bank’s loan products continues to be high by historical measures, although it has fallen slightly since year end. Additionally, the Bank continues to see a significant concentration of the loans from its seven largest borrowers. The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding loan balance at September 30, 2006 and December 31, 2005.

	September 30,	December 31,
Member Asset Size	2006	2005

Less than $100 million	53	61
Between $100 and $500 million	136	140
Between $500 million and $1 billion	43	39
Between $1 and $5 billion	25	28
Greater than $5 billion	13	12

Total borrowing members	270	280

Total membership	333	334
Percent of members borrowing	81.1%	83.8%

Typically, the Bank’s members tend to rely on the Bank for their funding requirements in rising interest rate environments. Potentially, this allows the members to delay the increase in competition and higher rates required to grow deposits. In addition, some members have been opportunistically funding their balance sheets. However, as noted in the net interest income discussion, the rise in short-term interest rates has made overnight Federal funds and other sources of overnight funding more attractive to the Bank’s members than Bank overnight loans. The growth of this portfolio is also impacted by the following: (1) the new consolidated obligation repayment funding requirement, discussed in Item 2. Financial Condition, which has put pressure on the Bank’s overnight cost of funds; (2) the slowing housing market; and (3) the Finance Board’s proposed retained earnings rule, discussed in Item 2. Financial Condition, which would limit the Bank’s ability to declare dividends. These factors result in additional pressure on the Bank’s ability to grow the loans to members portfolio.

Mortgage Loans Held for Portfolio.  Mortgage loan balances have declined $465.1 million, totaling $7.2 billion at September 30, 2006, compared to $7.7 billion at December 31, 2005. This decrease is primarily due to a reduction in the availability of mortgages to be purchased from members and the run-off of the existing portfolio. Based on MPF Program total dollar volume purchased from participating members, National City Bank, as successor by merger to National City Bank of Pennsylvania, represented 85.3% and 85.2% of the volume purchased for the three and nine months ended September 30, 2006. At September 30, 2006, National City Bank accounted for 89.8% of the par value of mortgage loans outstanding. National City Bank of Pennsylvania consolidated its membership in another FHLBank district and ceased to be a member of the Bank as of July 22, 2006.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table.

	September 30,	December 31,
(in thousands)	2006	2005

Loans to members	$49,730,817	$47,492,959
Mortgage loans held for portfolio, net(1)	7,186,803	7,651,914
Nonaccrual mortgage loans, net	18,826	19,451
Mortgage loans past due 90 days or more and still accruing interest(2)	15,072	21,018
Banking on Business (BOB) loans, net(3)	11,125	10,653

Notes:

(1)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.

(2)	Government-insured loans (e.g., FHA, VA) continue to accrue after 90 days or more delinquent.

(3)	Due to the nature of the program, all Banking on Business loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

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

The Bank purchases government-insured FHA and VA residential mortgage loans and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-insured loans is predominantly assumed by the FHA and VA, only conventional mortgage loans are evaluated for an allowance for credit losses. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to consumers that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment and is therefore excluded from the scope of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Mortgage loans are generally identified as impaired when they become 90 days or more delinquent, at which time the loans are placed on nonaccrual status. The Bank records cash payments received on nonaccrual loans as a reduction of principal. Charge-offs against the allowance for credit losses are recorded when title to the collateral is received in the foreclosure process. Subsequent recoveries, if any, are credited to the allowance. At September 30, 2006 and December 31, 2005, the allowance for credit losses on the mortgage loans held for portfolio was $584 thousand and $657 thousand, respectively.

The allowance for credit losses for the BOB program is based on Small Business Administration (SBA) loan loss statistics, which provide a reasonable estimate of losses inherent in the BOB portfolio based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. All of the loans in the BOB program are classified as nonaccrual loans. At September 30, 2006 and December 31, 2005, the allowance for credit losses on the BOB loans was $5.9 million and $4.9 million, respectively.

Interest-bearing Deposits and Federal Funds Sold.  At September 30, 2006, these short-term investments totaled $8.0 billion, an increase of $2.4 billion, or 43.0%, from the December 31, 2005 balance. In order to be able to comply with the new consolidated obligation repayment funding requirement discussed above, the Bank has continued to increase its short-term liquidity position.

Investment Securities.  The $1.1 billion, or 9.4%, increase in investment securities from December 31, 2005 to September 30, 2006 was primarily due to increases in held-to-maturity mortgage-backed securities (MBS) and U.S. government-sponsored enterprises partially offset by a decrease in available-for-sale MBS. The MBS investments are collateralized and provide a return that can significantly exceed the return on other types of investments. However, the amount that the Bank can invest in MBS is limited by regulation to 300% of capital at the time of acquisition. The following tables summarize key investment securities portfolio statistics.

	September 30,	December 31,
(in thousands)	2006	2005

Available-for-sale securities:
Equity mutual funds	$5,053	$4,773
Mortgage-backed securities	81,864	326,524

Total available-for-sale securities	$86,917	$331,297

Held-to-maturity securities:
Commercial paper	$352,325	$149,405
State or local housing agency obligations	795,766	815,533
Other U.S. obligations	-	3,663
U.S. government-sponsored enterprises	940,603	556,260
Mortgage-backed securities	10,258,423	9,509,769

Total held-to-maturity securities	$12,347,117	$11,034,630

As of September 30, 2006, investment securities had the following maturity and yield characteristics.

	Book	Yield
(dollars in thousands)	Value	(%)

Available-for-sale securities:
Equity mutual funds	$5,053	n/a
Mortgage-backed securities	81,864	5.87

Total available-for-sale securities	$86,917	5.87

Held-to-maturity securities:
Commercial paper due within one year	$352,325	5.41

State or local housing agency obligations:
After one but within five years	372,216	5.84
After five but within ten years	27,050	4.91
After ten years	396,500	5.61

Total state or local housing agency obligations	795,766	5.70

U.S. government-sponsored enterprises:
After one but within five years	800,000	5.12
After five but within ten years	140,603	4.17

Total U.S. government-sponsored enterprises	940,603	5.00

Mortgage-backed securities	10,258,423	4.59

Total held-to-maturity securities	$12,347,117	4.71

As of September 30, 2006, the held-to-maturity securities portfolio included unrealized losses of $224.5 million, which are considered temporary. The basis for determination that these declines in fair value are temporary is explained in detail in Note 5 of the unaudited financial statements.

As of September 30, 2006, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total	Total
(in thousands)	Book Value	Fair Value

Federal Home Loan Mortgage Corporation	$1,507,058	$1,481,063
Federal National Mortgage Association	1,111,322	1,077,504
J.P. Morgan Mortgage Trust	1,177,020	1,171,220
Wells Fargo Mortgage Backed Securities Trust	944,201	931,470
Countrywide Home Loans	641,793	627,368
Structured Adjustable Rate Mortgage Loan Trust	587,727	584,250
Citigroup Mortgage Loan Trust	420,627	416,618
Washington Mutual	377,047	364,031
Structured Asset Securities Corporation	488,656	473,688
Bear Stearns Adjustable Rate Mortgages	407,513	402,155

Total	$7,662,964	$7,529,367

Deposits.  At September 30, 2006, time deposits in denominations of $100,000 or more totaled $3.9 million. The table below presents the maturities for time deposits in denominations of $100,000 or more.

		Over 3 months	Over 6 months
(in thousands)	3 months	but within	but within
By Remaining Maturity at September 30, 2006	or less	6 months	12 months	Total

Time certificates of deposit ($100,000 or more)	$3,610	$311	$-	$3,921

Commitment and Off-balance Sheet Items.  At September 30, 2006, the Bank is obligated to fund approximately $239.8 million in additional loans to members, $8.1 million of mortgage loans, $1,047.6 million in outstanding standby letters of credit, and $690.0 million in consolidated obligations. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits.

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

At September 30, 2006, Bank retained earnings stood at $238.0 million, representing an increase of $49.5 million, or 26.3%, over December 31, 2005. The Bank has exceeded its longer-term retained earnings target of $200 million. Prior to reaching the retained earnings target, the Bank paid out less than 100% of net income in dividends. Any future dividend payments are subject to the approval of the Board of Directors. The retained earnings target has not been established as a static figure; it is subject to modification as conditions warrant and, as a matter of policy, the Bank’s Board of Directors continues to evaluate this target in light of prevailing conditions. On March 8, 2006, the Finance Board published a proposed rule, “Excess Stock Restrictions and Retained Earnings Requirements for the Federal Home Loan Banks.” This proposal would limit the issuance or maintenance of excess stock by FHLBanks. Excess stock is defined as the amount of capital stock greater than the members’ minimum capital stock requirements. Moreover, the proposed rule would increase each FHLBank’s minimum retained earnings requirement to $50 million plus 1.0% of a FHLBank’s non-member loan assets. The retained earnings proposal states that FHLBanks that do not meet the minimum retained earnings requirement will be limited in their ability to declare dividends. It is unclear whether the proposal will be adopted in its current form. The Bank has studied the proposal and has provided comments to the Finance Board on its potential impact to the Bank’s members. The following table summarizes the change in retained earnings.

	Nine months ended
	September 30,
(in thousands)	2006	2005

Balance, beginning of period	$188,479	$77,190
Net income	158,334	145,369
Dividends	(108,836)	(56,420)

Balance, end of period	$237,977	$166,139

Payout ratio (dividends/net income)	68.7%	38.8%

Operating Segment Results

The following is management’s discussion and analysis of the Bank’s operating segment results for the three and nine months ended September 30, 2006. This discussion should be read in conjunction with the unaudited financial statements and notes included in this report.

The Bank operates two segments differentiated by products. The first segment entitled Traditional Member Finance encompasses a majority of the Bank’s activities, including, but not limited to, providing loans to members; investments; and deposit products. The second segment, the MPF Program or Mortgage Finance, purchases loans from members and funds and hedges the resulting portfolio.

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

The following tables set forth the Bank’s financial performance by operating segment for the three months and nine months ended September 30, 2006 and 2005, respectively.

Three months ended September 30,

	Traditional	MPF Program or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2006
Net interest income	$83,255	$6,529	$89,784
Provision (benefit) for credit losses	605	(96)	509
Other income (loss)	4,923	(4,705)	218
Other expense	13,757	1,224	14,981

Income before assessments	73,816	696	74,512
Affordable Housing Program	6,085	57	6,142
REFCORP	13,548	128	13,676

Total assessments	19,633	185	19,818

Net income	$54,183	$511	$54,694

Total assets	$71,153,429	$7,186,803	$78,340,232

2005
Net interest income	$64,607	$13,290	$77,897
Provision (benefit) for credit losses	(207)	105	(102)
Other income (loss)	(10,389)	34,625	24,236
Other expense	12,616	988	13,604

Income before assessments	41,809	46,822	88,631
Affordable Housing Program	3,429	3,822	7,251
REFCORP	7,676	8,600	16,276

Total assessments	11,105	12,422	23,527

Net income	$30,704	$34,400	$65,104

Total assets	$63,894,795	$7,976,066	$71,870,861

Nine months ended September 30,

	Traditional	MPF Program or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2006
Net interest income	$232,492	$22,516	$255,008
Provision (benefit) for credit losses	1,359	(234)	1,125
Other income (loss)	13,201	(4,657)	8,544
Other expense	43,249	3,563	46,812

Income before assessments	201,085	14,530	215,615
Affordable Housing Program	16,509	1,186	17,695
REFCORP	36,917	2,669	39,586

Total assessments	53,426	3,855	57,281

Net income	$147,659	$10,675	$158,334

Total assets	$71,153,429	$7,186,803	$78,340,232

2005
Net interest income	$165,403	$67,021	$232,424
Provision for credit losses	459	373	832
Other income (loss)	9,063	(3,525)	5,538
Other expense	36,480	2,740	39,220

Income before assessments	137,527	60,383	197,910
Affordable Housing Program	11,270	4,929	16,199
REFCORP	25,251	11,091	36,342

Total assessments	36,521	16,020	52,541

Net income	$101,006	$44,363	$145,369

Total assets	$63,894,795	$7,976,066	$71,870,861

Results of Operations.  Third quarter 2006 net income decreased to $54.7 million, down $10.4 million from $65.1 million in third quarter 2005. This decrease was driven by a $33.9 million decrease in the net income of the Mortgage Finance segment, which more than offset a $23.5 million increase in the Traditional Member Finance segment net income.

Net income for the nine months ended September 30, 2006 increased to $158.3 million, up $12.9 million from $145.4 million in the same year-ago period. This increase was driven by a $46.6 million increase in the net income of the Traditional Member Finance segment, partially offset by a $33.7 million decrease in the net income of the Mortgage Finance segment.

Traditional Member Finance Segment.  The $23.5 million increase in third quarter 2006 net income in the Traditional Member Finance segment, from $30.7 million in third quarter 2005 to $54.2 million, was primarily due to a $18.6 million increase in net interest income as well as other income of $4.9 million in the current quarter, compared with other losses of $10.4 million in the prior year period.

For the nine months ended September 30, 2006, net income increased $46.6 million, from $101.0 million in the prior year to $147.6 million in the current year. This increase was primarily due to a $67.1 million increase in net interest income, partially offset by a $6.8 million increase in other expenses.

The increase in net interest income in both comparisons was due to both growth in total interest-earning assets, primarily short-term investments, and the impact of a rising rate environment. The increase in other income in both comparisons was due in part to fluctuations in the fair value hedge ineffectiveness on the loans to members and consolidated obligations portfolios.

Mortgage Finance Segment.  Net income decreased $33.9 million in the third quarter of 2006 in the Mortgage Finance segment, from $34.4 million in third quarter 2005 to $511 thousand in the current period. This decline was primarily due to net derivatives and hedging losses included in the current quarter other loss of $4.7 million, compared with net gains included in other income of $34.6 million in the prior year quarter, due to changes in hedging strategies discussed below, as well as a $6.8 million decrease in net interest income.

For the nine months ended September 30, 2006, net income decreased $33.7 million, from $44.4 million in the prior year to $10.7 million in the current year. This decrease was primarily due to lower net interest income, which decreased from $67.0 million in 2005 to $22.5 million in 2006, and was attributable to the use of index-amortizing swaps as discussed below.

The decrease in net interest income in both comparisons was due primarily to a change in the hedging strategies of the portfolio discussed in more detail below, and to a lesser extent the continued run-off of the mortgage loan portfolio.

In 2005, index-amortizing swaps were used to economically hedge the fair value of mortgage loans held for portfolio. Included in other income (loss) was a net increase in fair value of the index-amortizing swaps for the third quarter and the nine months ended September 30, 2005 of $30.0 million and $43.5 million, respectively. In addition, net interest expense on these economic hedges of $8.1 million and $44.6 million, respectively, for the third quarter and nine months ended September 30, 2005 was booked to other income (loss). These swaps were terminated in 2005 and funding of these mortgage loans for 2006 was accomplished primarily via amortizing debt issuances. The interest expense on this debt in 2006 was reflected in net interest income.

Capital Resources

The following is management’s discussion and analysis of the Bank’s capital resources as of September 30, 2006. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report.

Liquidity and Funding.  Please refer to the discussion on the Bank’s liquidity and funding risk in Item 2. Risk Management — Liquidity and Funding Risk.

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

	September 30,	December 31,
(in thousands)	2006	2005

Permanent capital:
Capital stock(1)	$3,452,738	$3,095,314
Retained earnings	237,977	188,479

Total permanent capital	$3,690,715	$3,283,793

Risk-based capital requirement:
Credit risk capital	$191,340	$179,986
Market risk capital	214,447	204,080
Operations risk capital	121,736	115,220

Total risk-based capital	$527,523	$499,286

Note:

(1)	Capital stock includes mandatorily redeemable capital stock.

The Bank held excess permanent capital over RBC requirements of $3.2 billion and $2.8 billion at September 30, 2006 and December 31, 2005, respectively.

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

	September 30,	December 31,
(dollars in thousands)	2006	2005

Capital Ratio
Minimum capital (4.0% of total assets)	$3,133,609	$2,915,950
Actual capital (permanent capital plus loan loss reserves)	3,697,221	3,289,318
Total assets	78,340,232	72,898,211
Capital ratio (actual capital as a percent of total assets)	4.7%	4.5%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,917,012	$3,644,911
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	5,542,579	4,931,216
Leverage ratio (leverage capital as a percent of total assets)	7.1%	6.8%

The Bank’s capital ratio increased modestly from 4.5% at December 31, 2005, to 4.7% at September 30, 2006. Under the Bank’s capital plan, overall capital stock levels are tied to both the level of member borrowings and unused borrowing capacity. Therefore, the Bank’s capital ratios often fluctuate in response to changes in member borrowing activity and unused capacity.

Management reviews, on a routine basis, projections of capital leverage that incorporate anticipated changes in assets, liabilities, and capital stock levels as a tool to manage overall balance sheet leverage within the Board’s operating range. In connection with this review, when management believes that adjustments to the current member stock purchase requirements within the ranges established in the capital plan are warranted, a recommendation is presented for Board consideration. The member stock purchase requirements have been adjusted multiple times since the implementation of the capital plan in December 2002, and management expects that future adjustments are likely in response to future changes in borrowing activity.

As of September 30, 2006 and December 31, 2005, excess capital stock available for repurchase at a member’s request and at the Bank’s discretion totaled $105.9 million and $85.0 million, respectively. The Bank actively repurchases the excess capital stock of its members. The Bank does not honor other repurchase requests where the capital stock subject to the request is required to meet a member’s minimum capital stock purchase requirement.

Management believes that based on the Bank’s business profile, balance sheet composition and various potential economic scenarios, the current capital and leverage ratios are adequate to ensure the safe and sound operation of the Bank.

Risk Management

Risk Governance

The Bank’s lending, investment and funding activities and its use of derivative hedging instruments expose the Bank to a number of risks, including the following: market and interest rate risk, credit risk, liquidity and funding risk and other risks, such as operating risk and business risk.

The Bank’s Board of Directors has the responsibility to set broad risk governance philosophy and framework as well as oversee the Bank’s risk management process. The Board and its committees have adopted a comprehensive risk governance structure to manage the Bank’s risk exposures. Under this structure, the Finance and Risk Management Committee of the Board has responsibility to focus on balance sheet management and all risk management issues. The Audit Committee has responsibility for monitoring certain operating and business risks. The Board has also established a risk governance policy to comply with and supplement Finance Board requirements. The Finance Board conducts an annual onsite examination of the Bank, as well as periodic offsite evaluations, and also requires the Bank to submit periodic compliance reports. Additionally, the Bank conducts a Bank-wide risk self-assessment which is reviewed and approved annually by the Board.

In order to implement the risk management framework and provide effective oversight for risk management strategies, policies and action plans, executive management has created a reporting structure implemented by six management risk committees. The Risk Management Committee is responsible for general risk management oversight, business risks and the Bank-wide risk self-assessment. The Asset/Liability Committee (ALCO) focuses on financial management issues and is responsible for planning, organizing, developing, directing and executing the financial risk management process within Board-approved parameters. To provide effective oversight for credit risk management, the Credit Risk Committee oversees the Bank’s credit policies, procedures, positions and underwriting standards as well as decisions relating to extension and denials of credit and the adequacy of the allowance for credit losses. The Operating Risk Committee (ORC) is responsible for oversight of the Bank’s operating risks. Finally, the Technology and Project Steering Committee (TAPS) and Disclosure Committee are responsible for specific operating risks, notably technology risk and financial and accounting disclosure risk, respectively.

The Bank’s registration statement on Form 10, as amended, for the year ended December 31, 2005, filed on June 9, 2006, and effective as of August 8, 2006, provides information as to the types of policies, processes, instruments and measures used by the Bank to manage risk. For information regarding the Bank’s use of, and accounting policies for, derivative hedging instruments, see Note 10 to the unaudited financial statements included in this report. Additionally, see the Capital Resources section above for further information regarding the Bank’s risk-based capital and regulatory capital ratios. The following sections provide summary information on each of the Bank’s main risks listed above. As of September 30, 2006, there were no material changes in the Bank’s risk exposures since December 31, 2005.

Market and Interest Rate Risk

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices, such as interest rates, and other relevant market rate or price changes, such as basis changes. Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting and operating within appropriate limits. The Bank’s general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which, taken together, limit the Bank’s expected exposure to market and interest rate risk. Management regularly monitors the Bank’s sensitivity to interest rate changes. Multiple methodologies are used to calculate the Bank’s potential exposure to these changes. These methodologies include measuring repricing gaps, duration and convexity under assumed changes in interest rates, the shape of the yield curve and market volatility as implied in currently observable market prices. Interest rate exposure is managed by the use of appropriate funding instruments and by employing hedging strategies. Hedging may occur for a single transaction or group of transactions as well as for the overall portfolio. The Bank’s hedge positions are evaluated regularly and are adjusted as deemed necessary by management.

The Bank uses an externally developed model to perform its interest rate risk and market valuation modeling. This model, its approach and the underlying assumptions were subject to Finance Board review and approval prior to its implementation. Duration of equity and market value of equity volatility measurements are currently the primary tools used by the Bank to manage its interest rate risk exposure. Although since implementing its capital plan the Bank is no longer required by Finance Board regulation to operate within a specified duration of equity limit, the Bank’s policies specify acceptable ranges for duration of equity, and the Bank’s exposures are measured and managed against these limits. The Bank’s asset/liability management policy approved by the Board of Directors calls for duration of equity to be maintained within a ±4.5 year range in the base case and within ±7 years in an instantaneous parallel interest rate shock of ±200 basis points. Further, the Board has established a policy limit that the market value of equity should decline by no more than five percent given a hypothetical ±100 basis point instantaneous parallel change in interest rates. Management analyzes the duration of equity and market value of equity exposures against these policy limits on a daily basis. The Bank was in compliance with all of these limits throughout the nine months ended September 30, 2006.

Credit Risk

Credit risk is the risk that the market value of an obligation will decline as a result of deterioration in the obligor’s creditworthiness. Credit risk arises when Bank funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements. The financial condition of Bank members and all investment, mortgage loan and derivative counterparties is monitored to ensure that the Bank’s financial exposure to each member and counterparty is in compliance with the Bank’s credit policies and Finance Board regulations. Financial monitoring reports evaluating each member and counterparty’s financial condition are produced and reviewed by the Bank’s Credit Risk Committee on an annual basis, or more often if circumstances warrant.

The Bank protects against credit risk on loans to members by monitoring the financial condition of borrowers and by requiring borrowers or their affiliates to pledge sufficient eligible collateral for all loans. In addition, the Bank has the ability to call for additional or substitute collateral during the life of a loan to protect its security interest. The Bank’s member loan portfolio is concentrated in commercial banks and thrift institutions. At September 30, 2006, the Bank had a concentration of loans to its ten largest borrowers totaling $38.0 billion, or 76.3% of total loans outstanding, an increase from $32.8 billion or 69.1% as of December 31, 2005. As of September 30, 2006, and December 31, 2005, the Bank’s top borrower, Sovereign Bank, held loans totaling $18.1 billion and $13.1 billion, respectively, which represented 36.4% and 27.6% of the total loan portfolio. The Bank has implemented special credit and collateral review procedures for loans to its top borrowers. Management believes that it has access to eligible collateral under written security agreements in which the member agrees to hold such collateral for the benefit of the Bank significantly in excess of outstanding loan balances. Therefore, the Bank has not established an allowance for credit losses on loans to members.

In addition to loans to members, the Bank is also subject to credit risk on investments, mortgage loans, BOB loans, derivatives and off-balance sheet arrangements and guarantees as described below. None of the Bank’s credit risk policy parameters have materially changed since December 31, 2005. Further information regarding nonaccrual loan balances and related allowances, including delinquency ratios and a roll-forward of the Bank’s allowance for credit losses, is provided in the Bank’s registration statement on Form 10, as amended. Substantially all of the Bank’s credit losses occur in the BOB program.

The Bank is subject to credit risk on investments consisting primarily of money market investments and investment securities. The Bank places money market investments on an unsecured basis with large, high-quality financial institutions with long-term credit ratings of triple-A and double-A for terms up to nine months, with credit ratings of single-A for terms up to 90 days and with credit ratings of triple-B for terms up to 30 days. Most money market investments mature within 90 days. Management actively monitors the credit quality of these investment counterparties. The Bank also invests in and is subject to credit risk related to MBS that are directly supported by underlying mortgage loans. Investments in private label MBS are permitted as long as they are rated triple-A at the time of purchase.

The Bank has established a mortgage loan purchase program as a service to members where the Bank acquires mortgage loans from members under a shared credit risk structure, including the necessary external credit enhancement, which give them the approximate equivalent of a double-A credit rating. The mortgage loan program uses insurance companies to provide both primary and supplemental mortgage insurance. All insurance providers must have a credit rating of double-A or better. For the full year 2005 and first half of 2006, National City Bank of Pennsylvania accounted for 88% and 85%, respectively, of the volume of mortgage loans purchased by the Bank. On July 21, 2006, National City Bank consolidated all of its bank charters into its existing Ohio charter and as of July 22, 2006, National City Bank of Pennsylvania ceased to be a member of the Bank.

Members may also participate in the BOB loan program, which is targeted to small businesses in the Bank’s district. The program’s objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The BOB program is an unsecured loan program and the outstanding loan balance is classified as nonaccrual due to doubt regarding the ultimate collection of the contractual principal and interest of the loan.

Finally, the Bank is subject to credit risk arising from the potential nonperformance by derivative counterparties with respect to the agreements entered into with the Bank, as well as certain operational risks related to the management of the derivative portfolio. Unsecured credit exposure to any counterparty is limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Derivative counterparty credit risk is managed through the combined use of credit analysis, collateral management and other risk mitigation techniques. The Bank requires collateral agreements on derivative financial instrument contracts. The extent to which the Bank is exposed to counterparty risk on derivatives is partially mitigated through the use of netting procedures contained in the Bank’s master agreement contracts with counterparties. All derivative counterparties and/or guarantors are rated at least single-A.

Liquidity and Funding Risk

The Bank is required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by management and the Board of Directors. The Bank needs liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations and meet other obligations. The Bank also maintains liquidity to repurchase excess capital stock at its discretion and upon the request of a member. Further, the Finance Board and the Bank’s funds management policy require the Bank to hold contingency liquidity sufficient to meet the Bank’s needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing loans to members, securities available for repurchase agreements, available-for-sale securities maturing in one year or less and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. As of September 30, 2006, the Bank was in compliance with all Board and regulatory requirements.

In response to the Federal Reserve’s Policy Statement on Payments System Risk which became effective on July 20, 2006, the Bank has implemented various changes to its cash and liquidity management practices, including maintaining a high level of short-term money market investments. At September 30, 2006, money market investments consisting of interest-bearing deposits and Federal funds sold, totaled $8.0 billion, an increase of 42.9% from $5.6 billion at December 31, 2005.

In October 2003, Standard & Poor’s issued a report placing the Bank on “negative outlook” for possible future downgrade, while retaining the Bank’s triple-A counterparty credit rating. The outlook change and rating affirmation reflected the change in the Bank’s business profile of increased mortgage loan balances and their impact on interest rate risk exposure. In August 2005, Standard & Poor’s reaffirmed the Bank’s credit ratings. On September 21, 2006, Standard & Poor’s issued a report which revised its outlook on the Bank to “stable” from “negative” and reaffirmed the Bank’s triple-A counterparty credit rating. In revising the Bank’s outlook, the report cited progress in following a traditional low-risk member loan business profile and an increase in retained earnings to counter incremental risks and accounting volatility.

Other Risks

The Bank is subject to other risks such as operating risk and business risk. Various operating risks are managed by the Bank’s ORC, TAPS and Disclosure Committees and are defined as the risk of unexpected loss resulting from human error, systems malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls. The Bank has established financial and operating policies and procedures and insurance coverage is in force, to mitigate the potential for material losses from such occurrences. The Bank’s Internal Audit department, which reports directly to the Audit Committee of the Board, as well as the Corporate Risk Management department regularly monitor compliance with established policies and procedures. In addition, the Bank has a business continuity plan that is designed to maintain critical business processes and systems in the event of a disaster or business disruption.

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

Item 1:  Financial Statements

Unaudited Financial Statements for the Three Months and Nine Months ended September 30, 2006 and 2005

Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,

(in thousands, except per share amounts)	2006	2005	2006	2005

Interest income
Loans to members	$644,996	$421,491	$1,761,317	$1,019,083
Prepayment fees on loans to members, net	66	339	258	1,785
Interest-bearing deposits	48,492	20,271	129,696	31,060
Federal funds sold	67,407	15,765	150,657	37,412
Investment securities	144,462	101,230	402,905	287,343
Mortgage loans held for portfolio	92,485	96,738	281,431	306,040

Total interest income	997,908	655,834	2,726,264	1,682,723

Interest expense
Consolidated obligation bonds	713,477	410,250	1,990,277	1,063,622
Consolidated obligation discount notes	179,070	159,285	437,415	362,729
Deposits	14,508	7,862	42,065	21,078
Mandatorily redeemable capital stock	483	153	824	421
Other borrowings	586	387	675	2,449

Total interest expense	908,124	577,937	2,471,256	1,450,299

Net interest income before provision (benefit) for credit losses	89,784	77,897	255,008	232,424
Provision (benefit) for credit losses	509	(102)	1,125	832

Net interest income after provision (benefit) for credit losses	89,275	77,999	253,883	231,592
Other income (loss)
Service fees	1,077	967	3,390	2,881
Net loss on sale of trading securities	-	-	-	(999)
Net gain (loss) on derivatives and hedging activities	(1,510)	24,334	3,519	4,478
Other, net	651	(1,065)	1,635	(822)

Total other income (loss)	218	24,236	8,544	5,538
Other expense
Salaries and benefits	8,158	8,138	26,412	22,368
Other operating expense	5,844	4,409	17,298	13,520
Finance Board and Office of Finance	979	1,057	3,102	3,332

Total other expense	14,981	13,604	46,812	39,220

Income before assessments	74,512	88,631	215,615	197,910
Affordable Housing Program	6,142	7,251	17,695	16,199
REFCORP	13,676	16,276	39,586	36,342

Total assessments	19,818	23,527	57,281	52,541

Net income	$54,694	$65,104	$158,334	$145,369

Earnings per share
Weighted average shares outstanding	32,651	29,647	31,508	27,430

Basic and diluted earnings per share	$1.68	$2.20	$5.03	$5.30

Dividends per share	$1.30	$0.70	$3.45	$2.06

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	September 30,	December 31,
(in thousands, except par value)	2006	2005

ASSETS
Cash and due from banks	$72,180	$115,370
Interest-bearing deposits	3,859,782	3,259,894
Federal funds sold	4,120,000	2,320,000
Investment securities:
Available-for-sale securities, at fair value; amortized cost of $85,699 and $330,434, respectively (Note 4)	86,917	331,297
Held-to-maturity securities, at amortized cost; fair value of $12,150,362 and $10,828,384, respectively (Note 5)	12,347,117	11,034,630
Loans to members (Note 6)	49,730,817	47,492,959
Mortgage loans held for portfolio, net of allowance for credit losses of $584 and $657, respectively (Note 7)	7,186,803	7,651,914
Banking on Business loans, net of allowance for credit losses of $5,922 and $4,868, respectively	11,125	10,653
Accrued interest receivable	410,503	304,193
Premises and equipment, net of accumulated depreciation of $22,910 and $21,318, respectively	20,699	14,918
Derivative assets (Note 10)	438,948	317,033
Other assets	55,341	45,350

Total assets	$78,340,232	$72,898,211

LIABILITIES AND CAPITAL

Liabilities
Deposits:
Interest-bearing	$972,738	$1,060,605
Noninterest-bearing	1,787	2,486
Consolidated obligations, net: (Note 8)
Bonds	56,763,725	53,142,937
Discount notes	16,064,138	14,580,400

Total consolidated obligations, net	72,827,863	67,723,337
Mandatorily redeemable capital stock (Note 9)	13,472	16,731
Accrued interest payable	571,224	436,214
Affordable Housing Program	45,973	36,707
Payable to REFCORP	13,675	14,633
Derivative liabilities (Note 10)	177,856	278,444
Other liabilities	43,075	69,508

Total liabilities	74,667,663	69,638,665

Commitments and contingencies (Note 13)	-	-

Capital (Note 9)
Capital stock — putable ($100 par value) issued and outstanding shares:
34,393 and 30,786 shares in 2006 and 2005, respectively	3,439,266	3,078,583
Retained earnings	237,977	188,479
Accumulated other comprehensive income (loss) (Note 9)	(4,674)	(7,516)

Total capital	3,672,569	3,259,546

Total liabilities and capital	$78,340,232	$72,898,211

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For the nine months ended
	September 30,
(in thousands)	2006	2005

OPERATING ACTIVITIES
Net income	$158,334	$145,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion:
Net premiums and discounts on consolidated obligations and investments	132,052	26,925
Net premiums and discounts on mortgage loans	14,474	31,748
Concessions on consolidated obligation bonds	8,429	9,363
Bank premises and equipment	2,493	2,036
Provision for credit losses	1,125	832
Net realized loss on trading securities	-	999
Net realized loss on disposal of Bank premises and equipment	4	238
(Gain)/loss due to change in net fair value adjustment on derivative and hedging activities	110,432	314,111

Total adjustments	269,009	386,252
Changes in assets and liabilities:
Trading securities, net of transfers	-	88,307
Accrued interest receivable	(106,310)	(68,370)
Derivative asset net accrued interest	(122,041)	(83,816)
Derivative liability net accrued interest	(101,277)	(312,851)
Other assets	(3,305)	2,404
Affordable Housing Program (AHP) liability and discount on AHP loans to members	9,100	12,942
Accrued interest payable	135,010	56,683
Payable to REFCORP	(958)	10,839
Other liabilities	(3,075)	1,262

Total changes in assets and liabilities	(192,856)	(292,600)

Net cash provided by operating activities	$234,487	$239,021

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued) (unaudited)

	For the nine months ended
	September 30,
(in thousands)	2006	2005

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	$(600,591)	$(1,573,625)
Federal funds sold	(1,800,000)	(171,000)
Commercial paper	(196,310)	(58,162)
Deposits to other FHLBanks	703	378
Proceeds from:
Maturities of held-to-maturity securities, except commercial paper	1,182,161	1,692,256
Maturities of available-for-sale securities	244,748	225,709
Sale of Bank premises and equipment	10	15
Purchases of:
Held-to-maturity securities, except commercial paper	(2,288,338)	(2,547,810)
Mortgage loans held for portfolio	(364,566)	(843,697)
Bank premises and equipment	(6,280)	(6,205)
Principal collected on members loans and BOB loans	532,978,563	1,765,950,626
Loans made to members, including BOB loans	(535,249,666)	(1,775,453,624)
Principal collected on mortgage loans held for portfolio	814,097	1,478,772

Net cash (used in) investing activities	$(5,285,469)	$(11,306,367)

FINANCING ACTIVITIES
Net change in:
Deposits	$(89,967)	$(113,857)
Net proceeds from issuance of consolidated obligations:
Discount notes	132,173,176	828,860,569
Bonds	14,986,402	17,078,307
Payments for maturing or called consolidated obligations:
Discount notes	(130,786,434)	(824,180,739)
Bonds	(11,499,866)	(11,060,720)
Proceeds from issuance of capital stock	3,798,541	6,889,996
Payments for redemption/repurchase of capital stock	(3,406,046)	(6,371,019)
Payments for redemption/repurchase of mandatorily redeemable capital stock	(35,071)	(1,956)
Cash dividends paid	(132,943)	(51,750)

Net cash provided by financing activities	$5,007,792	$11,048,831

Net (decrease) in cash and due from banks	$(43,190)	$(18,515)
Cash and due from banks, beginning of period	115,370	92,245

Cash and due from banks, end of period	$72,180	$73,730

Supplemental disclosures:
Interest paid during the year	$1,677,043	$976,818
Affordable Housing Program payments, net	8,429	3,087
REFCORP payments	40,544	25,504

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)
For the Nine Months ended September 30, 2006 and 2005

				Accumulated
				Other
	Capital Stock - Putable		Retained	Comprehensive
(in thousands, except shares)	Shares	Par Value	Earnings	Income	Total Capital

Balance December 31, 2004	26,958	$2,695,802	$77,190	$(11,668)	$2,761,324

Sale of capital stock	68,900	6,889,996			6,889,996
Redemption/repurchase of capital stock	(63,710)	(6,371,019)			(6,371,019)
Shares reclassified to mandatorily redeemable capital stock	(39)	(3,899)			(3,899)
Comprehensive income:
Net income			145,369		145,369
Net unrealized gain on available-for-sale securities				93	93
Net gain relating to hedging activities				3,217	3,217

Total comprehensive income			145,369	3,310	148,679
Cash dividends on capital stock			(56,420)		(56,420)

Balance September 30, 2005	32,109	$3,210,880	$166,139	$(8,358)	$3,368,661

Balance December 31, 2005	30,786	$3,078,583	$188,479	$(7,516)	$3,259,546

Sale of capital stock	37,985	3,798,541			3,798,541
Redemption/repurchase of capital stock	(34,060)	(3,406,046)			(3,406,046)
Shares reclassified to mandatorily redeemable capital stock	(318)	(31,812)			(31,812)
Comprehensive income:
Net income			158,334		158,334
Net unrealized gain on available-for-sale securities				355	355
Net gain relating to hedging activities				2,487	2,487

Total comprehensive income			158,334	2,842	161,176
Cash dividends on capital stock			(108,836)		(108,836)

Balance September 30, 2006	34,393	$3,439,266	$237,977	$(4,674)	$3,672,569

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

Note 2 – Restatement of Previously Issued Financial Statements

Results for the nine months ended September 30, 2005 included restated results for the first quarter of 2005. During the third quarter of 2005, in the course of preparing for registration of its equity securities with the SEC, the Bank determined that corrections needed to be made primarily due to the manner in which the Bank applied Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Therefore, the Bank restated its financial statements for the quarter ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001. Please refer to the Bank’s registration statement on Form 10, as amended, for additional information on the restatement.

Note 3 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Statement of Financial Accounting Standards No. 158, Employers Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS 158).  In September 2006, the FASB issued SFAS 158 which requires that benefit plan sponsors recognize the funded status of each benefit plan on the balance sheet. The aggregate of all overfunded plans will be recognized as an asset and the aggregate of all underfunded plans will be recognized as a liability with an offsetting entry to accumulated other comprehensive income. The Bank will adopt SFAS 158 effective December 31, 2006 and does not expect that the provisions of this standard will have a material impact on its results of operation or statement of condition.

Statement of Financial Accounting Standards No. 157, Fair Value Measurement (SFAS 157).  In September 2006, the FASB issued SFAS 157 which addresses how to measure fair value. SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value. SFAS 157 provides different disclosure requirements for assets and liabilities measured on a recurring

Notes to Unaudited Financial Statements (continued)

basis than assets and liabilities measured on a nonrecurring basis. SFAS 157 is effective for the Bank’s fiscal year beginning on January 1, 2008. The Bank is currently evaluating what impact the adoption of this standard will have on its results of operation and statement of condition.

Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (SFAS 155).  In February 2006, the FASB issued SFAS 155 which resolves issues addressed in Derivative Implementation Group Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets (D1). SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006 (January 1, 2007 for the Bank). The FASB recently began to discuss making limited exceptions to the scope of SFAS 155. The Bank does not expect that the provisions of this standard will have a material impact on its results of operation or statement of condition. The Bank will assess any impact related to the scope exceptions when the FASB reaches final consensus on the issue.

Note 4 – Available-for-Sale Securities

Available-for-sale securities as of September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Equity mutual funds offsetting deferred compensation	$4,014	$1,039	-	$5,053
Private label mortgage-backed securities	81,685	179	-	81,864

Total available-for-sale securities	$85,699	$1,218	-	$86,917

	December 31, 2005
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Equity mutual funds offsetting deferred compensation	$4,014	$759	$-	$4,773
Private label mortgage-backed securities	326,420	129	(25)	326,524

Total available-for-sale securities	$330,434	$888	$(25)	$331,297

Certain equity mutual funds within the available-for-sale portfolio are maintained to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $5.6 million and $6.2 million at September 30, 2006 and December 31, 2005, respectively, and are included in other liabilities on the statement of condition.

There were no available-for-sale securities with unrealized losses at September 30, 2006. There was one available-for-sale security in an unrealized loss position as of December 31, 2005, with a fair value of $20.0 million. This security had been in an unrealized loss position for more than 12 months. As of September 30, 2006, it was in a unrealized gain position.

The Bank reviewed its entire investment securities portfolio and determined that all unrealized losses, as reflected above as of December 31, 2005, were temporary. The determination that the declines in fair value are temporary was based on several factors, including the fact that the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. Specific to the MBS portfolio, all investments were rated AAA, except for one with an AA rating. A portion of these securities were guaranteed payment of principal and interest by FNMA and FHLMC. Additionally, the Bank reviewed the credit ratings of the entire portfolio and noted that there had been no downgrades. The unrealized loss position that occurred in the portfolio was primarily due to

Notes to Unaudited Financial Statements (continued)

the upward movement in interest rates over the last eight quarters; therefore, the Bank determined that all declines in fair value were temporary.

Redemption Terms.  The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $18 thousand and $31 thousand at September 30, 2006 and December 31, 2005, respectively. Contractual maturity will occur over a period exceeding ten years. Expected maturities will differ from contractual maturities because borrowers will have the right to call or prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms.  All mortgage-backed securities are variable-rate.

Realized Gains and Losses.  No gains or losses were reported for the three months and nine months ended September 30, 2006 and 2005.

Note 5 – Held-to-Maturity Securities

Held-to-maturity securities as of September 30, 2006 and December 31, 2005:

	September 30, 2006
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Commercial paper	$352,325	$-	$-	$352,325
Other U.S. obligations	-	-	-	-
Government-sponsored enterprises	940,603	1,083	(8,006)	933,680
State or local agency obligations	795,766	8,532	(3,933)	800,365

	2,088,694	9,615	(11,939)	2,086,370
Mortgage-backed securities:
U.S. agency	75,896	169	(2,906)	73,159
Government-sponsored enterprises	1,777,777	5,147	(57,818)	1,725,106
Private label	8,404,750	12,861	(151,884)	8,265,727

Total mortgage-backed securities	10,258,423	18,177	(212,608)	10,063,992

Total held-to-maturity securities	$12,347,117	$27,792	$(224,547)	$12,150,362

	December 31, 2005
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Commercial paper	$149,405	$-	$-	$149,405
Other U.S. obligations	3,663	27	-	3,690
Government-sponsored enterprises	556,260	340	(4,809)	551,791
State or local agency obligations	815,533	11,140	(1,663)	825,010

	1,524,861	11,507	(6,472)	1,529,896
Mortgage-backed securities:
U.S. agency	95,074	197	(3,359)	91,912
Government-sponsored enterprises	1,747,012	1,781	(63,028)	1,685,765
Private label	7,667,683	711	(147,583)	7,520,811

Total mortgage-backed securities	9,509,769	2,689	(213,970)	9,298,488

Total held-to-maturity securities	$11,034,630	$14,196	$(220,442)	$10,828,384

Notes to Unaudited Financial Statements (continued)

Restricted securities relating to the MPF Shared Funding® Program (“MPF Shared Funding” is a registered trademark of the Federal Home Loan Bank of Chicago) are classified as held-to-maturity and are included in private label mortgage-backed securities above. They are reported at amortized cost of $62.3 million and $69.4 million as of September 30, 2006 and December 31, 2005, respectively. No held-to-maturity securities were pledged as collateral as of September 30, 2006 and December 31, 2005.

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2006 and December 31, 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2006
	Less than 12 Months		Greater than 12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$532,597	$(8,006)	$-	$-	$532,597	$(8,006)
State or local agency obligations	285,717	(3,933)	-	-	285,717	(3,933)

	818,314	(11,939)	-	-	818,314	(11,939)
Mortgage-backed securities:
U.S. agency	53,775	(2,907)	-	-	53,775	(2,907)
Government-sponsored enterprises	186,207	(1,795)	1,105,157	(56,023)	1,291,364	(57,818)
Private label	1,714,548	(16,250)	4,922,543	(135,633)	6,637,091	(151,883)

Total mortgage-backed securities	1,954,530	(20,952)	6,027,700	(191,656)	7,982,230	(212,608)

Total held-to-maturity securities	$2,772,844	$(32,891)	$6,027,700	$(191,656)	$8,800,544	$(224,547)

	December 31, 2005
	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$351,451	$(4,809)	$-	$-	$351,451	$(4,809)
State or local agency obligations	28,977	(1,169)	10,831	(494)	39,808	(1,663)

	380,428	(5,978)	10,831	(494)	391,259	(6,472)
Mortgage-backed securities:
U.S. agency	4,003	(17)	66,801	(3,342)	70,804	(3,359)
Government-sponsored enterprises	508,297	(7,832)	852,175	(55,196)	1,360,472	(63,028)
Private label	4,333,808	(50,820)	2,904,967	(96,763)	7,238,775	(147,583)

Total mortgage-backed securities	4,846,108	(58,669)	3,823,943	(155,301)	8,670,051	(213,970)

Total held-to-maturity securities	$5,226,536	$(64,647)	$3,834,774	$(155,795)	$9,061,310	$(220,442)

The Bank reviewed its entire investment securities portfolio and determined that all unrealized losses, as reflected above, as of September 30, 2006 and December 31, 2005 were temporary. The determination that the declines in fair value are temporary was based on several factors, including the fact that the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. Specific to the MBS portfolio, all investments were rated AAA, except for one with an AA rating. A portion of these securities were guaranteed

Notes to Unaudited Financial Statements (continued)

payment of principal and interest by FNMA and FHLMC. Additionally, the Bank reviewed the credit ratings of the entire portfolio and noted that there had been no downgrades. The unrealized loss position that occurred in the portfolio was primarily due to the upward movement in interest rates over the last eight quarters; therefore, the Bank determined that all declines in fair value were temporary.

Redemption Terms.  The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2006		December 31, 2005

		Estimated Fair		Estimated Fair
Year of Maturity	Amortized Cost	Value	Amortized Cost	Value

Due in one year or less	$352,325	$352,325	$153,068	$153,096
Due after one year through five years	1,172,216	1,179,693	707,203	711,879
Due after five years through ten years	167,653	160,228	255,965	256,070
Due after ten years	396,500	394,124	408,625	408,852

	2,088,694	2,086,370	1,524,861	1,529,897
Mortgage-backed securities	10,258,423	10,063,992	9,509,769	9,298,487

Total	$12,347,117	$12,150,362	$11,034,630	$10,828,384

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $83.6 million and $67.7 million at September 30, 2006 and December 31, 2005, respectively.

Interest Rate Payment Terms.  The following table details interest rate payment terms for held-to-maturity securities at September 30, 2006 and December 31, 2005.

	September 30,	December 31,
(in thousands)	2006	2005

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$1,448,319	$870,571
Variable-rate	640,375	654,290

	2,088,694	1,524,861
Amortized cost of held-to-maturity mortgage-backed securities:
Fixed-rate	9,713,671	8,842,935
Variable-rate	544,752	666,834

	10,258,423	9,509,769

Total held-to-maturity securities	$12,347,117	$11,034,630

Realized Gains and Losses.  There were no realized gains or realized losses on sales of held-to-maturity securities for the three months and nine months ended September 30, 2006 and 2005.

Notes to Unaudited Financial Statements (continued)

Note 6 – Loans to Members

Redemption Terms.  At September 30, 2006, the Bank had loans to members outstanding, including Affordable Housing Program (AHP) loans, at interest rates ranging from 0% to 8.56%. AHP subsidized loans have interest rates ranging between 0% and 6.50%.

	September 30, 2006		December 31, 2005

		Weighted		Weighted
(dollars in thousands)		Average		Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$18,592,373	5.03	$21,436,691	3.99
Due after 1 year through 2 years	7,566,392	4.65	5,535,899	3.90
Due after 2 years through 3 years	7,010,880	4.82	5,452,546	4.38
Due after 3 years through 4 years	3,712,190	5.21	3,590,495	4.40
Due after 4 years through 5 years	3,919,837	5.13	4,348,065	5.12
Thereafter	8,936,465	4.52	7,089,095	4.87
Index amortizing loans to members	48,498	5.72	64,267	4.34

Total par value	$49,786,635	4.87	$47,517,058	4.28

Discount on AHP loans to members	(1,547)		(1,714)
Deferred prepayment fees	(220)		(347)
SFAS 133 hedging adjustments	(54,051)		(22,038)

Total book value	$49,730,817		$47,492,959

Index amortizing loans require repayment according to predetermined amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index amortizing loan to a member extends (contracts).

The Bank offers loans to members that may be prepaid on pertinent dates without incurring prepayment fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At September 30, 2006 and December 31, 2005, the Bank had returnable loans of $2.1 billion and $846 million, respectively. The following table summarizes loans to members by year of maturity or next call date for returnable loans to members.

(in thousands)	September 30,	December 31,
Year of Maturity or Next Call Date	2006	2005

Due or callable in 1 year or less	$20,559,873	$22,137,191
Due or callable after 1 year through 2 years	7,709,892	5,535,899
Due or callable after 2 years through 3 years	6,855,880	5,591,046
Due or callable after 3 years through 4 years	3,282,190	3,395,495
Due or callable after 4 years through 5 years	3,133,837	4,013,065
Thereafter	8,196,465	6,780,095
Index amortizing loans to members	48,498	64,267

Total par value	$49,786,635	$47,517,058

Notes to Unaudited Financial Statements (continued)

The Bank also offers convertible loans. With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At September 30, 2006 and December 31, 2005, the Bank had convertible loans outstanding of $8.9 billion and $8.8 billion, respectively. The following table summarizes loans to members by year of maturity or next convertible date for convertible loans.

(in thousands)	September 30,	December 31,
Year of Maturity or Next Convertible Date	2006	2005

Due or convertible in 1 year or less	$26,766,543	$29,298,286
Due or convertible after 1 year through 2 years	7,174,392	5,733,399
Due or convertible after 2 years through 3 years	6,557,880	4,192,046
Due or convertible after 3 years through 4 years	2,458,470	2,539,745
Due or convertible after 4 years through 5 years	2,361,737	1,991,845
Thereafter	4,419,115	3,697,470
Index amortizing loans to members	48,498	64,267

Total par value	$49,786,635	$47,517,058

Security Terms.  The Bank lends to financial institutions involved in housing finance within its district according to Federal statutes, including the Federal Home Loan Bank Act (Act). The Act requires the Bank to obtain sufficient collateral for loans to members to protect against losses and to accept only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits and member capital stock in the Bank, and other eligible real estate-related assets as collateral for such loans to members. Community Financial Institutions (CFIs) are eligible under expanded statutory collateral rules to use secured small business, small farm and small agriculture loans and securities representing a whole interest in such secured loans. As additional security, the Bank has a statutory lien on each borrower’s capital in the Bank. At September 30, 2006 and December 31, 2005, the Bank had rights to collateral with an estimated value greater than its outstanding loans to members. On the basis of the financial condition of the member, the type of security agreement, and other factors, the Bank imposes one of two requirements to protect the collateral pledged:

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

The Bank’s potential credit risk from loans to members is concentrated in commercial banks and savings institutions. As of September 30, 2006, the Bank had loans to members of $31.1 billion outstanding to three members, which represented 62.4% of total loans outstanding. As of December 31, 2005, the Bank had outstanding loans of $18.3 billion to two members, which represented 38.4% of total loans outstanding. The Bank held sufficient collateral to secure loans to members and the Bank does not expect to incur any losses on these loans. See Note 11 for further information on transactions with related parties.

Notes to Unaudited Financial Statements (continued)

Interest Rate Payment Terms.  The following table details additional interest rate payment terms for loans to members.

	September 30,	December 31,
(in thousands)	2006	2005

Fixed rate — overnight	$2,775,677	$6,505,251
Fixed rate — term	38,828,742	36,021,775
Variable-rate	8,182,216	4,990,032

Total par value	$49,786,635	$47,517,058

For loans to members due beyond one year, at September 30, 2006, the Bank had $24.3 billion of fixed-rate loans and $6.9 billion of variable-rate loans.

Note 7 – Mortgage Loans Held for Portfolio

The MPF Program involves investment by the Bank in mortgage loans, which are purchased from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby the Bank’s members originate, service, and credit enhance home mortgage loans that are then sold to the Bank. The Bank sells participation interests in some of its MPF Program loans to other FHLBanks and holds the rest in portfolio. See Note 11 for further information on transactions with related parties.

	September 30,	December 31,
(in thousands)	2006	2005

Fixed medium-term single-family mortgages(1)	$1,363,752	$1,529,441
Fixed long-term single-family mortgages(1)	5,747,749	6,029,531

Total par value	7,111,501	7,558,972
Premiums	83,027	97,055
Discounts	(27,994)	(27,444)
SFAS 133 hedging adjustments	20,853	23,988

Total mortgage loans held for portfolio	$7,187,387	$7,652,571

Note:

(1)	Medium-term is defined as an original term of 15 years or less. Long-term is defined as greater than 15 years.

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and maturity.

	September 30,	December 31,
(in thousands)	2006	2005

Government-insured loans	$653,321	$740,307
Conventional loans	6,458,180	6,818,665

Total par value	$7,111,501	$7,558,972

Year of maturity

Due in one year or less	$3	$-
Due after one year through five years	610	624
Due after five years	7,110,888	7,558,348

Total	$7,111,501	$7,558,972

Notes to Unaudited Financial Statements (continued)

Note 8 – Consolidated Obligations

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

Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that is common to the Bank is an Amortizing Prepayment Linked Security (APLS). The APLS redeems based on the prepayments of FNMA, FHLMC or GNMA reference pools. As of September 30, 2006 and December 31, 2005, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the maturity of the index amortizing notes extends (contracts).

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

The following table details interest rate payment terms for consolidated obligation bonds.

	September 30,	December 31,
(in thousands)	2006	2005

Fixed-rate	$48,121,390	$44,275,256
Floating-rate	2,229,380	1,660,000
Step-up	4,885,150	5,435,150
Conversion bonds:
Fixed to floating	320,000	569,380
Floating to fixed	171,000	286,000
Range bonds	463,000	463,000
Zero-coupon	4,028,000	4,028,000

Total par value	$60,217,920	$56,716,786

Maturity Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of maturity.

	September 30, 2006		December 31, 2005
(dollars in thousands)
		Weighted Average		Weighted Average
Year of Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$16,173,033	3.97	$14,017,772	3.19
Due after 1 year through 2 years	14,181,000	4.45	10,612,660	3.82
Due after 2 years through 3 years	5,513,380	4.36	8,267,000	4.20
Due after 3 years through 4 years	5,031,150	4.68	3,825,530	3.89
Due after 4 years through 5 years	3,237,000	4.93	4,728,000	4.52
Thereafter	12,351,000	3.28	11,659,000	3.06
Index amortizing notes	3,731,357	4.79	3,606,824	4.63

Total par value	$60,217,920	4.14	$56,716,786	3.68

Bond premiums	21,419		28,039
Bond discounts	(3,150,717)		(3,197,715)
SFAS 133 hedging adjustments	(324,897)		(404,173)

Total book value	$56,763,725		$53,142,937

Notes to Unaudited Financial Statements (continued)

Consolidated obligation bonds outstanding at September 30, 2006 and December 31, 2005, include callable bonds totaling $36.1 billion and $30.2 billion, respectively. The Bank uses fixed-rate callable debt to finance returnable loans to members (see Note 6) and mortgage-backed securities. Simultaneously with such a debt issue, the Bank may also enter an interest rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable interest rate swap). The combined sold callable interest rate swap and callable debt allows the Bank to provide members attractively priced loans. The par value of the Bank’s non-callable consolidated obligation bonds at September 30, 2006 and December 31, 2005, was $24.1 billion and $26.5 billion, respectively.

The following table summarizes consolidated obligation bonds outstanding by year of maturity or next call date.

(in thousands)	September 30,	December 31,
Year of Maturity or Next Call Date	2006	2005

Due or callable in 1 year or less	$36,367,563	$36,452,302
Due or callable after 1 year through 2 years	10,901,000	4,468,660
Due or callable after 2 years through 3 years	4,111,000	6,103,000
Due or callable after 3 years through 4 years	1,635,000	2,572,000
Due or callable after 4 years through 5 years	1,113,000	1,375,000
Thereafter	2,359,000	2,139,000
Index amortizing notes	3,731,357	3,606,824

Total par value	$60,217,920	$56,716,786

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

	September 30,	December 31,
(dollars in thousands)	2006	2005

Book value	$16,064,138	$14,580,400
Par value	$16,154,964	$14,620,012
Weighted average interest rate	5.28%	4.11%

The Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the nine months ended September 30, 2006 or the year ended December 31, 2005.

Note 9 – Capital

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

The Bank is subject to three capital requirements under the current capital structure plan. First, the Bank shall maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the Finance Board regulations. Only permanent capital, defined as retained earnings plus capital stock, satisfies the risk-based capital requirement. The Finance

Notes to Unaudited Financial Statements (continued)

Board may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements, as defined. In addition, the GLB Act requires the Bank to maintain at all times at least a 4.0% capital-to-asset ratio and at least a 5.0% leverage ratio, defined as the sum of permanent capital weighed 1.5 times plus loan loss reserves divided by total assets. The Bank was in compliance with the aforementioned capital rules and requirements at September 30, 2006 and December 31, 2005, as shown in the following table.

	September 30, 2006		December 31, 2005

(dollars in thousands)	Required	Actual	Required	Actual

Risk-based capital	$527,523	$3,690,715	$499,286	$3,283,793
Total capital-to-asset ratio	4.0%	4.7%	4.0%	4.5%
Total capital	$3,133,609	$3,697,221	$2,915,950	$3,289,318
Leverage ratio	5.0%	7.1%	5.0%	6.8%
Leverage capital	$3,917,012	$5,542,579	$3,644,911	$4,931,216

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

Capital Concentrations.  The following table presents member holdings of ten percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005

(dollars in thousands)		Percent of		Percent of
Member	Capital Stock	total	Capital Stock	total

Sovereign Bank, Reading PA	$914,253	26.5	$643,401	20.8
Citicorp Trust Bank, FSB, Newark DE	450,232	13.0	331,911	10.7

Notes to Unaudited Financial Statements (continued)

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

At September 30, 2006 and December 31, 2005, respectively, the Bank had $13.5 million and $16.7 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the third quarters of 2006 and 2005, dividends on mandatorily redeemable capital stock in the amount of $482 thousand and $153 thousand, respectively, were recorded as interest expense. For the nine months ended September 30, 2006 and 2005, the dividends recorded as interest expenses were $823 thousand and $421 thousand, respectively. There have been no reclassifications of mandatorily redeemable capital stock back into capital.

As of September 30, 2006, two members had notified the Bank to voluntarily redeem their capital stock and withdraw from membership. This redemption was not complete as of September 30, 2006. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption. Actual redemption could occur sooner in the case of a member whose membership has been terminated as a result of a merger or other consolidation into a non-member or a member of another FHLBank.

	September 30,	December 31,
(in thousands)	2006	2005

Due in 1 year or less	$940	$540
Due after 1 year through 2 years	1	7
Due after 2 years through 3 years	5	1,365
Due after 3 years through 4 years	11,804	-
Due after 4 years through 5 years	708	13,227
Thereafter	14	1,592

Total	$13,472	$16,731

The Bank repurchased capital stock related to out-of-district mergers totaling $35.1 million and $19.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Notes to Unaudited Financial Statements (continued)

A rollforward of the Bank’s mandatorily redeemable capital stock activity for the nine months ended September 30, 2006 and 2005 is presented in the following table.

	Nine months ended September 30,

(in thousands)	2006	2005

Balance, beginning of period	$16,731	$18,208
Capital stock subject to mandatory redemption reclassified from equity due to withdrawals	31,812	3,899
Redemption of mandatorily redeemable capital stock due to withdrawals	(35,071)	(1,956)

Balance, end of period	$13,472	$20,151

Statutory and Regulatory Restrictions on Capital Stock Redemption.  In accordance with the GLB Act, Bank stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem and the limitation of the redemption privilege to a small fraction of outstanding stock. Statutory and regulatory restrictions on the redemption of Bank stock include the following:

•	In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to satisfy its minimum capital requirements (i.e., a statutory capital / asset ratio requirement, established by the GLB Act, and a regulatory risk-based capital-to-asset ratio requirement established by the Finance Board). By law, all member holdings of Bank stock immediately become non-redeemable if the Bank becomes undercapitalized and only a minimal portion of outstanding stock qualifies for redemption consideration.

•	In no case may the Bank redeem any capital stock if either its Board of Directors or the Finance Board determine that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital.

•	In addition to possessing the authority to prohibit stock redemptions, the Bank’s Board of Directors has a right and an obligation to call for additional capital stock purchases by its members, as needed to satisfy statutory and regulatory capital requirements.

•	If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if the Bank is undercapitalized, does not have the required credit rating, etc.), the Bank becomes insolvent and is either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established either through the market liquidation process or through negotiation with the merger partner. In either case all senior claims must first be settled at par, and there are no claims which are subordinated to the rights of Bank stockholders.

•	The GLB Act states that the Bank may repurchase, in its sole discretion, stock investments which exceed the required minimum amount.

•	In no case may the Bank redeem or repurchase any capital stock if the principal or interest payment due on any consolidated obligation issued by the Office of Finance has not been paid in full.

•	In no case may the Bank redeem or repurchase any capital stock if the Bank has failed to provide the Finance Board with the necessary quarterly certification required by Section 966.9(b)(1) of the Finance Board’s regulations prior to declaring or paying dividends for a quarter.

•	In no case may the Bank redeem or repurchase any capital stock if the Bank is unable to provide the required certification, projects that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of its obligations, actually fails to satisfy these requirements or obligations, or negotiates to enter or enters into an agreement with another Bank to obtain financial assistance to meet its current obligations.

Dividends.  Until the Bank’s registration statement with the SEC became effective on August 8, 2006, a dividend could be declared only following consultation with and approval by the Finance Board’s Office of

Notes to Unaudited Financial Statements (continued)

Supervision. Beginning with the third quarter of 2006, all dividends declared need to be approved only by the Board of Directors. Dividends may be paid in either capital stock or cash; the Bank has historically paid cash dividends only.

Proposed Finance Board Capital Regulation.  On March 8, 2006, the Finance Board published a proposed rule, “Excess Stock Restrictions and Retained Earnings Requirements for the Federal Home Loan Banks.” This proposal would limit the issuance or maintenance of excess stock by FHLBanks. Excess stock is defined as the amount of capital stock greater than the members’ minimum capital stock requirements. Moreover, the proposed rule would increase each FHLBank’s minimum retained earnings requirement to $50 million plus 1.0% of a FHLBank’s non member loan assets. The retained earnings proposal states that FHLBanks that do not meet the minimum retained earnings requirement will be limited in their ability to declare dividends. It is unclear whether the proposal will be adopted in its current form. The Bank has studied the proposal and has provided comments to the Finance Board on its potential impact to the Bank’s members.

Accumulated Other Comprehensive Income (Loss).  The following table summarizes the components of accumulated other comprehensive loss.

	September 30,	December 31,
(in thousands)	2006	2005

Deferred compensation	$(506)	$(506)
Net unrealized gains on available-for-sale securities	1,218	863
Net unrealized loss relating to hedging activities	(5,386)	(7,873)

Total	$(4,674)	$(7,516)

Earnings per Share of Capital.  The following table sets forth the computation of earnings per share of capital.

	For the three months ended September 30,		For the nine months ended September 30,

(dollars in thousands)	2006	2005	2006	2005

Net income available to stockholders	$54,694	$65,104	$158,334	$145,369

Weighted average number of shares of capital used to calculate earnings per share(1)	32,651	29,647	31,508	27,430
Basic and diluted earnings per share of capital	$1.68	$2.20	$5.03	$5.30

Note:

(1) Weighted average shares excludes capital stock reclassified as a liability in accordance with SFAS 150.

Note 10 – Derivatives and Hedging Activities

The Bank may enter into interest rate swaps (including callable and putable swaps), swaptions, interest rate cap and floor agreements, and TBA securities (collectively, derivatives) to manage its exposure to changes in interest rates. Through derivatives, the Bank may adjust the effective maturity, repricing frequency or option characteristics of financial instruments to achieve risk management objectives. The Bank uses derivatives in several ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction; (2) by acting as an intermediary; or (3) in asset / liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (loans to members, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of loans to members, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives as follows: (1) to manage embedded options in assets and liabilities; (2) to hedge the market value

Notes to Unaudited Financial Statements (continued)

of existing assets and liabilities and anticipated transactions; (3) to hedge the duration risk of prepayable instruments; (4) to exactly offset other derivatives executed with members (the Bank serves as an intermediary); and (5) to reduce funding costs.

Consistent with Finance Board regulation, the Bank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives or to act as an intermediary between its members and counterparties. Bank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. Economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. By definition, an economic hedge introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are recorded but not offset by corresponding changes in the value of the economically hedged assets, liabilities or firm commitments. As a result, the Bank recognizes only the change in fair value of these derivatives in other income as “net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the asset, liability or firm commitment.

The components of net gain (loss) on derivatives and hedging activities for the three and nine months ended September 30, 2006 and 2005 are presented in the following table.

Net Gain (Loss) on Derivatives and Hedging Activities

	For the three months ended		For the nine months ended
	September 30,		September 30,

(in thousands)	2006	2005	2006	2005

Gain (loss) related to fair value hedge ineffectiveness	$5,121	$1,415	$6,601	$7,337
Gain (loss) related to cash flow hedge ineffectiveness	-	5	-	5
Gain (loss) on economic hedges	(7,296)	22,687	(3,639)	(2,262)
Other	668	303	659	(304)
Gain (loss) on intermediary hedges	(3)	(76)	(102)	(298)

Net gain (loss) on derivatives and hedging activities	$(1,510)	$24,334	$3,519	$4,478

The fluctuations in the various gain (loss) categories in the table above were primarily due to changes in the structure of the Bank’s portfolio as well as changes in interest rate movements during the third quarter of 2006 compared to the third quarter of 2005. As of September 30, 2006, the deferred net losses on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next twelve months was $3.1 million. Normally, the maximum length of time over which the Bank hedges its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 45 days or less. The Bank did not have any hedges related to the exposure to the variability in future cash flows for forecasted transactions at September 30, 2006.

Notes to Unaudited Financial Statements (continued)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005

		Estimated		Estimated
(in thousands)	Notional	Fair Value	Notional	Fair Value

Interest rate swaps
Fair value	$67,237,512	$83,779	$62,959,218	$(73,529)
Economic	1,461,119	(1,925)	3,333,667	(9,761)
Intermediation	32,290	42	94,442	147
Interest rate swaptions
Economic	1,200,000	-	525,000	650
Interest rate forward settlement agreements
Fair value	214,000	(337)	1,056,000	1,452
Mortgage delivery commitments
Economic	8,068	45	17,727	(13)
Other
Economic	-	-	11,250	13

Total	$70,152,989	$81,604	$67,997,304	$(81,041)

Total derivatives excluding accrued interest		$81,604		$(81,041)
Accrued interest		179,488		119,630

Net derivative balances		$261,092		$38,589

Net derivative asset balances		$438,948		$317,033
Net derivative liability balances		(177,856)		(278,444)

Net derivative balances		$261,092		$38,589

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

Investment Securities.  The Bank invests in U.S. agency obligations, government-sponsored enterprise obligations, mortgage-backed securities and the taxable portion of state or local agency obligations. The interest rate and prepayment risk associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest rate risk by funding investment

Notes to Unaudited Financial Statements (continued)

securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. These investment securities may be classified as held-to-maturity, available-for-sale or trading securities. The Bank does not apply hedge accounting to these transactions.

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

Loans to Members.  With issuances of certain types of convertible loans to members, the Bank may purchase from the member a put option that enables the Bank to convert a loan to a member from a fixed rate to a floating rate if interest rates increase. Upon conversion, the member has the option to prepay the loan and request the Bank to issue additional loans on new terms. The Bank may hedge a convertible loan to a member by entering into a cancelable derivative with a counterparty pursuant to which the Bank pays a fixed rate and receives a variable rate. This type of hedge is treated as a fair value hedge. The derivative counterparty may cancel the derivative on the put date, which the counterparty normally would exercise in a rising rate environment, and the Bank can convert the loan to a floating rate.

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

For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. These transactions are treated as fair value hedges. In this typical transaction, the Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate loans to members, typically three-month LIBOR. This intermediation between the capital and derivative markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets.

Notes to Unaudited Financial Statements (continued)

Anticipated Streams of Future Cash Flows.  The Bank may enter into an option to hedge a specified future variable cash stream as a result of rolling over short-term, fixed-rate financial instruments such as consolidated obligation discount notes. The option will effectively cap the variable cash stream at a predetermined target rate. At September 30, 2006 and December 31, 2005, the Bank did not have a position in these types of options.

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

Anticipated Debt Issuance.  The Bank may enter into interest rate swaps for the anticipated issuance of fixed-rate consolidated obligation bonds to lock in the cost of funding. The interest rate swap is terminated upon issuance of the fixed-rate bond, with the realized gain or loss on the interest rate swap recorded in other comprehensive income. Realized gains and losses reported in accumulated other comprehensive income (loss) are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed-rate bonds. The Bank entered into only one anticipated debt forward starting swap transaction during 2005 with a notional balance of $500 million. The derivative was not outstanding as of December 31, 2005.

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

At September 30, 2006 and December 31, 2005, the Bank’s maximum credit risk, as defined above, was approximately $438.9 million and $317.0 million, respectively. These totals include $117.4 million and $69.8 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held securities and cash with a fair value of $328.2 million and $203.4 million as collateral as of September 30, 2006 and December 31, 2005, respectively. Three counterparties comprise 19%, 17% and 17% of the Bank’s total credit risk when measured after consideration for related collateral as of September 30, 2006. Additionally, collateral

Notes to Unaudited Financial Statements (continued)

with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. See Note 13 for further discussion regarding assets pledged by the Bank to these counterparties.

Note 11 – Transactions with Related Parties

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

	September 30,	December 31,
(in thousands)	2006	2005

Loans to members	$27,063,012	$20,939,245
Deposits	25,467	31,723
Capital stock	1,490,753	1,119,588

The following table summarizes the statement of operations effects corresponding to the above related party member balances.

	For the three months ended		For the nine months ended
	September 30,		September 30,

(in thousands)	2006	2005	2006	2005

Interest income on loans to members	$257,409	$151,320	$706,386	$356,074
Interest expense on deposits	373	225	817	1,446

Total mortgage loan volume purchased from related party members during third quarter 2006 was $104 thousand. There were no related party mortgage loans purchased during third quarter 2005. Interest income on outstanding mortgage loans purchased was $2.0 million and $2.5 million for the third quarter of 2006 and 2005, respectively.

Total mortgage loan volume purchased from related party members for the nine months ended September 30, 2006 and 2005 was $0.6 million and $1.7 million, respectively. Interest income on outstanding mortgage loans purchased was $6.3 million and $7.8 million for the nine months ended September 30, 2006 and 2005.

Notes to Unaudited Financial Statements (continued)

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The following table includes gross amounts transacted under these arrangements.

	For the three months ended		For the nine months ended
	September 30,		September 30,

(in millions)	2006	2005	2006	2005

Borrowed from other FHLBanks	$1	$1,545	$121	$7,147
Repaid to other FHLBanks	1	1,545	121	7,147
Loaned to other FHLBanks	50	-	400	-
Repaid by other FHLBanks	50	-	400	-

On occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the nine months ended September 30, 2006, there was no transfer of primary debt obligations. During the nine months ended September 30, 2005, in a series of transactions, the Bank assumed the debt of other FHLBanks having a total par value of $65.0 million and a total fair value of $65.6 million. In addition, during the nine months ended September 30, 2005, the Bank sold debt to another FHLBank having a total par and fair value of $50.0 million.

Previously, the Bank regularly sold participation interests in the mortgage loans purchased from members to the FHLBank of Chicago. For the third quarter of 2006 and 2005, the par values of the mortgage loans participated to the FHLBank of Chicago were $13.3 million and $56.6 million, respectively. For the nine months ended September 30, 2006 and 2005, the par values of the mortgage loans participated to the FHLBank of Chicago were $88.0 million and $260.3 million, respectively. In addition, at September 30, 2006 and December 31, 2005, the Bank had deposits with FHLBank of Chicago totaling $4.8 million and $5.5 million, respectively.

Note 12 – Segments

The Bank operates two segments differentiated by products. The first segment entitled Traditional Member Finance houses a majority of the Bank’s activities, including but not limited to, providing loans to members, investments and deposit products. The MPF Program or Mortgage Finance segment purchases loans from members and funds and hedges the resulting portfolio.

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

Notes to Unaudited Financial Statements (continued)

The following table sets forth the Bank’s financial performance by operating segment for the three months and nine months ended September 30, 2006 and 2005, respectively.

Three months ended September 30,

	Traditional	MPF Program or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2006
Net interest income	$83,255	$6,529	$89,784
Provision (benefit) for credit losses	605	(96)	509
Other income (loss)	4,923	(4,705)	218
Other expense	13,757	1,224	14,981

Income before assessments	73,816	696	74,512
Affordable Housing Program	6,085	57	6,142
REFCORP	13,548	128	13,676

Total assessments	19,633	185	19,818

Net income	$54,183	$511	$54,694

Total assets	$71,153,429	$7,186,803	$78,340,232

2005
Net interest income	$64,607	$13,290	$77,897
Provision (benefit) for credit losses	(207)	105	(102)
Other income (loss)	(10,389)	34,625	24,236
Other expense	12,616	988	13,604

Income before assessments	41,809	46,822	88,631
Affordable Housing Program	3,429	3,822	7,251
REFCORP	7,676	8,600	16,276

Total assessments	11,105	12,422	23,527

Net income	$30,704	$34,400	$65,104

Total assets	$63,894,795	$7,976,066	$71,870,861

Notes to Unaudited Financial Statements (continued)

Nine months ended September 30,

	Traditional	MPF Program or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2006
Net interest income	$232,492	$22,516	$255,008
Provision (benefit) for credit losses	1,359	(234)	1,125
Other income (loss)	13,201	(4,657)	8,544
Other expense	43,249	3,563	46,812

Income before assessments	201,085	14,530	215,615
Affordable Housing Program	16,509	1,186	17,695
REFCORP	36,917	2,669	39,586

Total assessments	53,426	3,855	57,281

Net income	$147,659	$10,675	$158,334

Total assets	$71,153,429	$7,186,803	$78,340,232

2005
Net interest income	$165,403	$67,021	$232,424
Provision for credit losses	459	373	832
Other income (loss)	9,063	(3,525)	5,538
Other expense	36,480	2,740	39,220

Income before assessments	137,527	60,383	197,910
Affordable Housing Program	11,270	4,929	16,199
REFCORP	25,251	11,091	36,342

Total assessments	36,521	16,020	52,541

Net income	$101,006	$44,363	$145,369

Total assets	$63,894,795	$7,976,066	$71,870,861

Note 13 – Commitments and Contingencies

As described in Note 8, the twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The Finance Board, in its discretion and notwithstanding any other provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor.

The Bank considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including indirect guarantees of indebtedness of others (FIN 45), and determined it was not necessary to recognize the fair value of the FHLBank’s joint and several liability for all of the consolidated obligations. The Bank considers the joint and several liability as a related party guarantee. Related party guarantees meet the recognition scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at September 30, 2006 and December 31, 2005.

Notes to Unaudited Financial Statements (continued)

Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including Banking On Business (BOB) loans, totaled approximately $239.8 million and $1,067.3 million at September 30, 2006 and December 31, 2005, respectively. Commitments generally are for periods up to twelve months. Standby letters of credit are issued for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were approximately $1,047.6 million and $892.8 million at September 30, 2006 and December 31, 2005, respectively, and had original terms of up to six years with a final expiration in 2007. Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Board regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are fully collateralized at the time of issuance. See Note 6 for further information.

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $8.1 million and $17.7 million at September 30, 2006 and December 31, 2005, respectively. Commitments are generally for periods not to exceed 365 days. In accordance with SFAS 149, such commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. The Bank had pledged as collateral cash to counterparties that have market risk exposure from the Bank related to derivative agreements. The Bank had no cash pledged at September 30, 2006 and $1.4 million cash pledged at December 31, 2005. There were no securities pledged as of September 30, 2006 and December 31, 2005.

The Bank charged to operating expense rental costs of approximately $0.9 million and $0.7 million for the three months ended September 30, 2006 and 2005, respectively, and $2.5 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively.

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

As of September 30, 2006, the Bank has committed to issue or purchase consolidated obligations totaling $690 million in 2006. As of December 31, 2005, the Bank had committed to issue or purchase consolidated obligations totaling $163 million and derivative notional value of $40 million in 2006.

Note 14 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2006 and December 31, 2005. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a portion of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

Cash and Due From Banks.  The estimated fair value approximates the recorded book balance.

Interest-bearing Deposits and Investment Securities.  The estimated fair value is determined based on quoted prices, excluding accrued interest, as of the last business day of the period for instruments with more than three months to maturity. When quoted prices are not available, the estimated fair value is determined by calculating

Notes to Unaudited Financial Statements (continued)

the present value of the expected future cash flows and reducing the amount for accrued interest receivable. For instruments with three months or less to maturity, the recorded book balance approximates the estimated fair value.

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

Derivative Assets/Liabilities.  The Bank bases the estimated fair values of derivatives with similar terms on available market prices including derivative accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near term changes. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

Other Assets/Liabilities.  With the exception of unamortized concession fees for which fair value is considered to be zero, the fair value of the other assets (including BOB loans) and other liabilities approximates carrying value.

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

Commitments.  The estimated fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at September 30, 2006 and December 31, 2005. The estimated fair value of the Bank’s commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Commitments to Extend Credit for Mortgage Loans.  In accordance with SFAS 149, certain mortgage loan purchase commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.

The carrying value and estimated fair values of the Bank’s financial instruments at September 30, 2006 and December 31, 2005 are presented in the tables below.

September 30, 2006
Fair Value Summary Table

		Net
	Carrying	Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$72,180	$-	$72,180
Interest-bearing deposits	3,859,782	(1,201)	3,858,581
Federal funds sold	4,120,000	14	4,120,014
Available-for-sale securities	86,917	-	86,917
Held-to-maturity securities	12,347,117	(196,755)	12,150,362
Loans to members	49,730,817	(35,125)	49,695,692
Mortgage loans held for portfolio, net	7,186,803	(168,511)	7,018,292
Accrued interest receivable	410,503	-	410,503
Derivative assets	438,948	-	438,948
Other assets, including Banking On Business loans	87,165	(37,032)	50,133

Liabilities
Deposits	$974,525	$-	$974,525
Mandatorily redeemable capital stock	13,472	-	13,472
Consolidated obligations:
Discount notes	16,064,138	(296)	16,063,842
Bonds	56,763,725	(228,538)	56,535,187
Accrued interest payable	571,224	-	571,224
Derivative liabilities	177,856	-	177,856
Other liabilities	102,723	-	102,723

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

Note 15 – Other Developments

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Risk Management” in Part 1 — Item 2 of this Form 10-Q.

Item 4:  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including its principal executive officer and principal financial officer, the Bank conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2006. Based on this evaluation, the Bank’s principal executive officer and principal financial officer concluded that the Bank’s disclosure controls and procedures were effective to ensure that such information relating to the Bank that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was a material weakness that management identified during 2005 that led to the restatement of certain financial information primarily related to the accounting for derivatives, as discussed in the Bank’s registration statement on Form 10, as amended. See Restatement of Financial Statements in Management’s Discussion and Analysis in Item 2 of the Form 10 for a complete discussion of the material weakness determination. Several actions have since been taken to address this material weakness, including (1) increasing the level of technical expertise among accounting, capital markets and risk management personnel in regard to the proper application of SFAS 133; and (2) creating and disseminating well-documented SFAS 133 accounting policies. Management believes that this material weakness has been fully remediated as of November 9, 2006. However, testing of the related operating controls will take place in conjunction with the filing of the Bank’s 2006 Form 10-K.

Internal Control Over Financial Reporting

For the third quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Part II — Other Information

Item 1:  Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 1A:  Risk Factors

Management believes that there has been no material change to the Bank’s Risk Factors since December 31, 2005 as presented in Item 1A, Risk Factors of the Bank’s Form 10, as amended, except as noted below.

FHLB System Ratings
	Moody’s Investor Service	Last Update	Standard & Poor’s	Last Update

Consolidated obligation discount notes	P-1	7/18/94	A-1+	9/23/97
Consolidated obligation bonds	Aaa	1/31/94	AAA	9/23/00

Federal Home Loan Bank Ratings
	Moody’s Senior		S&P Senior
	Unsecured Long-Term		Unsecured Long-Term
FHLBank	Debt Rating/Outlook	Last Update	Debt Rating/Outlook	Last Update

Atlanta	Aaa/Stable	6/1/88	AAA/Stable	4/19/05
Boston	Aaa/Stable	6/1/88	AAA/Stable	4/18/96
Chicago	Aaa/Stable	9/2/88	AA+/Negative	7/01/04
Cincinnati	Aaa/Stable	3/9/95	AAA/Stable	4/18/96
Dallas	Aaa/Stable	7/23/99	AAA/Stable	9/21/06
Des Moines	Aaa/Stable	9/16/02	AAA/Negative	9/21/06
Indianapolis	Aaa/Stable	6/1/88	AAA/Negative	11/17/03
New York	Aaa/Stable	6/1/88	AAA/Stable	9/21/06
Pittsburgh	Aaa/Stable	4/27/95	AAA/Stable	9/21/06
San Francisco	Aaa/Stable	6/1/88	AAA/Stable	4/18/96
Seattle	Aaa/Stable	6/1/88	AA+/Negative	4/19/05
Topeka	Aaa/Stable	8/5/88	AAA/Stable	11/08/99

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

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

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: November 9, 2006

By:	/s/ Kristina K. Williams
Kristina K. Williams
Chief Financial Officer