Form 10-K
period 2006-12-31
Federal Home Loan Bank of Pittsburgh
filed 2007-03-16
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 000-51395

FEDERAL HOME LOAN BANK OF PITTSBURGH
(Exact name of registrant as specified in its charter)

Federally Chartered Corporation	25-6001324
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Grant Street Pittsburgh, PA 15219	15219 (Zip Code)
(Address of principal executive offices)

(412) 288-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Act:
Capital Stock, putable, par value $100
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes      ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer     ☐ Accelerated filer     ☑ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2006, the aggregate par value of the stock held by members of the registrant was approximately $3,219 million. There were 30,906,450 shares of common stock outstanding at February 28, 2007.

FEDERAL HOME LOAN BANK OF PITTSBURGH

PART I

Item 1:	Business

General

History.  The Federal Home Loan Bank of Pittsburgh (Bank) is one of twelve Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The twelve FHLBanks, along with the Office of Finance (the FHLBanks’ fiscal agent) and the Federal Housing Finance Board (the FHLBanks’ regulator) make up the Federal Home Loan Bank System (FHLBank System). The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital (see below) and public sponsorship. The public sponsorship attributes include: (1) being exempt from federal, state and local taxation, except real estate taxes; (2) being exempt from registration under the Securities Act of 1933 (1933 Act) (the FHLBanks are required by Finance Board regulation to register a class of their equity securities under the Securities Exchange Act of 1934 (1934 Act)); (3) having public interest directors appointed by its regulator; and (4) having a line of credit with the United States Treasury.

Cooperative.  The Bank is a cooperative institution, owned by financial institutions that are also its primary customers. Any building and loan association, savings and loan association, commercial bank, homestead association, insurance company, savings bank, credit union or insured depository institution that maintains its principal place of business in Delaware, Pennsylvania or West Virginia and that meets varying requirements can apply for membership in the Bank. All members are required to purchase capital stock in the Bank as a condition of membership. The capital stock of the Bank can be purchased only by members.

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

Overview.  The Bank is a GSE, chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s principal strategic position derives from its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. This fundamental competitive advantage, coupled with the joint and several cross-guarantee on FHLBank System debt, distinguishes the Bank in the capital markets and enables it to present attractively priced funding to members. Though chartered by Congress, the Bank is privately capitalized by its member institutions, which are voluntary participants in its cooperative structure. The character of the Bank as a voluntary cooperative with the status of a federal instrumentality differentiates the Bank from a traditional banking institution in three principal ways:

First, members voluntarily commit capital required for membership principally in order to gain access to the funding and other services provided by the Bank. The value in membership is derived not only from a dividend on the capital investment, but also from the availability of favorably priced liquidity. It is important for the Bank to generate a reliable stream of net income in order to provide dividends on capital stock and management recognizes that financial institutions choose membership in the Bank principally for liquidity, dividends, and the value of the products offered within this cooperative.

Second, because the Bank’s customers and shareholders are predominantly the same group of 334 institutions, there is a need to balance the dividend expectations of shareholders with the pricing expectations of customers, although both are the same institutions. By charging wider spreads on loans to customers, the Bank could generate higher dividends for shareholders. Yet these same shareholders viewed as customers would generally prefer narrower loan spreads. The Bank strives to achieve a balance between the twin goals of generating an attractive dividend and providing liquidity and other services to members at advantageous prices. The Bank does not strive to maximize the dividend yield on the stock, but to produce an earned dividend that compares favorably to short-term interest rates, compensating members for the cost of the capital they have invested in the Bank.

Finally, the Bank is different from a traditional banking institution because its GSE charter is based on a public policy purpose to assure liquidity for housing and to enhance the availability of affordable housing for lower-income households. In upholding its public policy mission, the Bank offers a number of programs that consume a portion of earnings that might otherwise become available to its shareholders. The cooperative GSE character of this voluntary membership organization leads management to strive to maximize the value of Bank membership.

Supervision and Regulation.  The Bank is supervised and regulated by the Federal Housing Finance Board (Finance Board), which is an independent agency in the executive branch of the United States government. The Finance Board ensures that the Bank carries out its housing finance mission, remains adequately capitalized and able to raise funds in the capital markets, and operates in a safe and sound manner. The Finance Board establishes regulations and otherwise supervises the operations of the Bank, primarily via periodic examinations. The Bank is also subject to regulation by the Securities and Exchange Commission (SEC).

Business Segments.  The Bank reviews its operations by grouping its products and services within two business segments. The measure of profit or loss and total assets for each segment is contained in Note 22 to the audited financial statements for the years ended December 31, 2006, 2005 and 2004. The products and services provided through these segments reflect the manner in which financial information is evaluated by management of the Bank. These business segments are:

•	Traditional Member Finance

•	Mortgage Partnership Finance® (MPF®) Program

Regulatory Oversight, Audits and Examinations

Regulation.  The Finance Board supervises and regulates the FHLBanks and the OF. The Finance Board establishes policies and regulations covering the operations of the FHLBanks. The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Department of the Treasury receives the Finance Board’s annual report to Congress, monthly reports reflecting securities transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks. The Bank is also subject to regulation by the SEC.

Examination.  The Finance Board conducts annual onsite examinations of the operations of the Bank. In addition, the Comptroller General has authority under the Act to audit or examine the Finance Board and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of any financial statements of the Bank.

Audit.  The Bank has an internal audit department that conducts routine internal audits and reports directly to the Audit Committee of the Bank’s Board of Directors. In addition, an independent Registered Public Accounting Firm (RPAF) audits the annual financial statements of the Bank. The independent RPAF conducts these audits following the Standards of the Public Company Accounting Oversight Board of the United States of America and

Government Auditing Standards issued by the Comptroller General. The Bank, the Finance Board, and Congress all receive the RPAF audit reports.

Business Segments

Traditional Member Finance

Loan Products

The Bank makes loans (sometimes referred to as advances) to members and eligible nonmember housing associates on the security of pledged mortgages and other eligible types of collateral.

The following table presents a summary and brief description of the loan products offered by the Bank as of December 31, 2006. Information presented below relates to loans to members and excludes mortgage loans held for portfolio and loans relating to the Banking on Business (BOB) program, which are discussed in detail below.

Member Loan Portfolio as of December 31, 2006

				Pct. of Total
Product	Description	Pricing(1)	Maturity	Portfolio

RepoPlus	Short-term fixed-rate loans; principal and interest paid at maturity.	8-30 bps	1 day up to 3 months	11.5%

Mid-Term RepoPlus	Mid-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly.	8-30 bps	3 months to 3 years	43.6%

Term Loans	Long-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly; (includes amortizing loans with principal and interest paid monthly); Affordable Housing Loans and Community Investment Loans	10-35 bps	3 years to 30 years	21.9%

Convertible Select	Long-term fixed-rate and adjustable-rate loans with conversion options sold by member; principal paid at maturity; interest paid quarterly.	20-45 bps	1 year to 15 years	18.1%

Hedge Select	Long-term fixed-rate and adjustable-rate loans with embedded options bought by member; principal paid at maturity; interest paid quarterly.	8-35 bps	1 year to 10 years	0.1%

Returnable	Loans in which the member has the right to prepay the loan after a specified period.	10-35 bps	3 years to 30 years	4.8%

Note:

(1)	Pricing spread over the Bank’s cost of funds at origination, quoted in basis points (bps). One basis point equals 0.01%. Premium pricing tier receives five basis points over standard pricing, due to credit risk.

RepoPlus.  The Bank serves as a major source of liquidity for its members. Access to the Bank’s loans for liquidity purposes can reduce the amount of low-yielding liquid assets a member would otherwise need to hold for liquidity purposes. The Bank has two primary RepoPlus loan products that serve member short-term liquidity needs, RepoPlus and Open RepoPlus. RepoPlus is a short-term (1-89 day) fixed-rate product and Open RepoPlus is a revolving line of credit which allows members to borrow, repay and reborrow based on the terms of the lines. As of December 31, 2006, the total par value of these two products was $5.7 billion. These short-term balances tend to be extremely volatile as members borrow and repay frequently.

Mid-Term RepoPlus.  The Bank’s loan products also help members in asset/liability management. The Bank offers loans to minimize the risks associated with the maturity, amortization and prepayment characteristics of mortgage loans. Such loans from the Bank can reduce a member’s interest rate risk associated with holding long-term fixed-rate mortgages. The Mid-Term RepoPlus assists members with managing intermediate-term interest rate risk. To assist members with managing the basis risk, or the risk of a change in the spread relationship between two indices, the Bank offers adjustable-rate Mid-Term RepoPlus with maturity terms between 3 months and 3 years. Adjustable-rate, Mid-Term RepoPlus can be priced based on the prime rate, Federal funds rate, 1-month London Interbank Offered Rate (LIBOR) or 3-month LIBOR indices. The LIBOR indices are most popular with the Bank’s members. As of December 31, 2006, the par value of Mid-Term RepoPlus loans totaled $21.6 billion. The loan balances tend to be somewhat variable as these loans are not always replaced as they mature; the Bank’s members’ liquidity needs drive these fluctuations.

Term Loans.  For managing longer-term interest rate risk and to assist with asset/liability management, the Bank primarily offers long-term fixed-rate loans for terms from 3 to 30 years. Amortizing long-term fixed-rate loans can be fully amortized on a monthly basis over the term of the loan or amortized balloon-style, based on an amortization term longer than the maturity of the loan. As of December 31, 2006, the par value of term loans totaled $10.8 billion.

Convertible Select, Hedge Select and Returnable.  Some of the Bank’s loans contain embedded options. The member can either sell an embedded option to the Bank or it can purchase an embedded option from the Bank. As of December 31, 2006, the par value of loans to members for which the Bank had the right to convert the loan, called Convertible Select, constituted $8.9 billion of the loan portfolio. Loans in which the members purchased an option from the Bank, called Hedge Select, constituted $50.0 million par value of the loan portfolio. Loans in which members have the right to prepay the loan, called Returnable, constituted $2.4 billion par value of the loan portfolio.

Collateral

The Bank is required to obtain and maintain a security interest in eligible collateral at the time it originates or renews a loan. Eligible collateral includes: 1) whole first mortgages on improved residential property, or securities representing a whole interest in such mortgages; 2) securities issued, insured, or guaranteed by the United States government or any of its agencies, including without limitation the Government National Mortgage Association (Ginnie Mae); 3) mortgage-backed securities issued or guaranteed by Federal National Mortgage Association (Fannie Mae) or Federal Home Loan Mortgage Corporation (Freddie Mac) neither of which are guaranteed by the U.S. Government; 4) cash or deposits in the Bank; and 5) other real estate-related collateral acceptable to the Bank provided that such collateral has a readily ascertainable value and the Bank can perfect a security interest in such property. An affiliate of a member may pledge eligible collateral to secure the indebtedness of the member. The affiliate does not have to be an insured financial institution.

Community Financial Institutions (CFIs), which are members that have less than $587 million in average assets over the past three years, may pledge a broader array of collateral as security for loans from the Bank, including small-business loans, farm loans, and agriculture loans. This type of collateral pledged by CFIs comprises about 1% of the Bank’s collateral pool as of December 31, 2006.

The Bank determines the type and amount of collateral each member has available to pledge as security for Bank loans by reviewing the call reports the members file with their primary banking regulators. Approximately 46.5% of the collateral used to secure loans made by the Bank is single-family, residential mortgage loans, which include a very low amount of manufactured housing loans. The next major category of collateral is high quality securities, including U.S. Treasuries, U.S. agencies, GSE securities, U.S. agency and GSE mortgage-backed securities and private label mortgage-backed securities with a credit rating of at least double-A, all of which account for approximately 27.1% of the total amount of collateral held by members. The Bank also accepts other real estate-related collateral (ORERC), which is primarily commercial mortgages. ORERC accounts for approximately 23.7% of the total amount of eligible collateral held by the members as of December 31, 2006. Multi-family mortgages comprise 2.7% of the collateral used to secure loans at December 31, 2006. The Bank does not have a loan secured by a member’s pledge of any form of non-residential mortgage asset other than ORERC, eligible securities and CFI collateral.

As additional security for each member’s indebtedness, the Bank has a statutory lien on the member’s capital stock in the Bank.

Priority.  The Act affords any security interest granted to the Bank by any member, or any affiliate of a member, priority over the claims and rights of any third party, including any receiver, conservator, trustee or similar party having rights of a lien creditor. The only two exceptions are: (1) claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value; or (2) parties that are secured by actual perfected security interests.

Blanket Lien and Perfection.  Generally, the Bank lends to member institutions under a blanket lien, which grants the Bank a security interest in all eligible assets of the member. At the request of the member, and upon the Bank’s approval the Bank will limit its security interest to specific assets pledged by the member. The Bank generally perfects its security interest under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement. With respect to non-blanket lien borrowers (typically insurance companies and housing associates), the Bank takes control of all collateral at the time the loan is made through the delivery of securities or mortgages to the Bank or its custodian. In the event of a deterioration in the financial condition of a blanket lien member, the Bank will take control of sufficient eligible collateral to perfect its security interest in collateral pledged to secure the borrowers’ indebtedness to the Bank.

Specialized Programs.  The Bank helps members meet their Community Reinvestment Act responsibilities. Through community investment cash advance programs such as the Affordable Housing Program (AHP) and the Community Lending Program, members have access to subsidized and other low-cost funding. Members use the funds from these programs to create affordable rental and homeownership opportunities, and for commercial and economic development activities that benefit low- and moderate-income neighborhoods, thus contributing to the revitalization of their communities.

Banking on Business (BOB) Loans

In addition to the loans to members discussed above, since 2000 the Bank has also offered the BOB loan program to members, which is specifically targeted at small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small business, including both the start-up and expansion of these businesses. The Bank makes funds available to the members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available to them. The intent of the BOB program had been to use the program as a grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. Therefore, the accounting for the program follows the provision of a loan program whereby a loan is recorded for the disbursements to members and an allowance for credit losses is estimated and established through a provision for credit losses. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans as stated in the agreements. If the business is unable to repay the loan, it may be forgiven at the Bank’s option.

Nonmember Borrowers

In addition to member institutions, the Bank is permitted under the Act to make loans to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. Housing associates are not eligible to become Bank members and purchase capital stock in the Bank. Housing associates that are not state housing finance agencies are limited to pledging to the Bank as security for loans their Federal Housing Administration (FHA) mortgage loans and securities backed by FHA mortgage loans. Housing associates that are state housing finance agencies (that is, they are also instrumentalities of state or local governments) may, in addition to pledging FHA mortgages and securities backed by FHA mortgages, also pledge as collateral for Bank loans: 1) U.S. Treasury and agency securities; 2) single and multifamily mortgages; 3) securities backed by single and multifamily mortgages; and 4) deposits with the Bank. As of December 31, 2006, the Bank had approved two state housing finance agencies as housing associate borrowers. One of the housing associates has borrowed from the Bank from time to time, although as of December 31, 2006, neither had any outstanding loans from the Bank.

Investments

Overview.  The Bank maintains a portfolio of investments for two main purposes: liquidity and additional earnings. For liquidity purposes, the Bank invests in shorter-term securities to ensure the availability of funds to meet member credit needs. These short-term investments comprise primarily overnight Federal funds, term Federal funds, interest-bearing certificates of deposit and commercial paper. The Bank also maintains a secondary liquidity portfolio of agency securities that can be sold in securities repurchase agreement transactions to raise additional funds.

The Bank further enhances interest income by maintaining a long-term investment portfolio, which currently includes securities issued by the U.S. Treasury, U.S. government agencies, GSEs, state and local government agencies, and mortgage-backed securities. Securities currently in the portfolio carry the top two ratings from Moody’s Investors Service, Inc., Standard & Poor’s or Fitch Ratings at the time of purchase. The long-term investment portfolio provides the Bank with higher returns than those available in the short-term money markets. Investment income also bolsters the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenses, and to satisfy its statutory Resolution Funding Corporation (REFCORP) assessment.

Prohibitions.  Under Finance Board regulations, the Bank is prohibited from investing in certain types of securities, including:

•	instruments, such as common stock, that represent an ownership interest in an entity, other than stock in investment companies or certain investments targeted to low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by United States branches and agency offices of foreign commercial banks;

•	non-investment-grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Bank;

•	whole mortgages or other whole loans, other than: (1) those acquired under the Bank’s mortgage purchase program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local or tribal government units or agencies, having at least the second highest credit rating from a Nationally Recognized Statistical Rating Organization (NRSRO); (4) mortgage-backed securities or asset-backed securities backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under Section 12(b) of the Act; and

•	non-U.S. dollar denominated securities.

The provisions of the Finance Board regulatory policy, the FHLBank System Financial Management Policy, further limit the Bank’s investment in mortgage-backed securities (MBS) and asset-backed securities. These provisions require that the total book value of MBS owned by the Bank not exceed 300% of the Bank’s previous month-end regulatory capital on the day it purchases additional MBS. In addition, the Bank is prohibited from purchasing:

•	interest-only or principal-only stripped mortgage-backed securities;

•	residual-interest or interest-accrual classes of collateralized mortgage obligations and real estate mortgage investment conduits;

•	fixed-rate or floating-rate MBS that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.

The FHLBanks are prohibited from purchasing a consolidated obligation as part of the consolidated obligation’s initial issuance. The Bank’s Investment Policy prohibits it from investing in another FHLBank consolidated obligation at any time. The Federal Reserve Board announced that, beginning in July 2006, it would require Reserve Banks to release interest and principal payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. The prohibitions noted above will be temporarily waived if the Bank is obligated to accept the direct placement of consolidated obligation discount notes to assist in the management of any daily funding shortfall of another FHLBank. See the “Liquidity and Funding Risk” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

The Bank does not have any special-purpose entities or any other type of off-balance-sheet conduits. Please see Note 3 to the audited financial statements for additional discussion.

Deposits

The Act allows the Bank to accept deposits from its members, from any institution for which it is providing correspondent services, from other FHLBanks, or from other federal instrumentalities. Deposit programs provide some of the Bank’s funding resources, while also giving members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank offers several types of deposit programs to its members including demand, overnight and term deposits.

Mortgage Partnership Finance® (MPF®) Program

In 1999, the Bank began participating in the Mortgage Partnership Finance (MPF) Program under which the Bank invests in qualifying five- to 30-year conventional conforming and government-insured fixed-rate mortgage loans secured by one-to-four family residential properties. The MPF Program was developed by the FHLBank of Chicago in 1997 to provide participating members a secondary market alternative that allows for increased balance sheet liquidity for members as well as removes assets that carry interest rate and prepayment risks from their balance sheets. In addition, the MPF Program provides a greater degree of competition among mortgage purchasers and allows small and mid-sized community-based financial institutions to participate more effectively in the secondary mortgage market.

The Bank held approximately $6.9 billion and $7.6 billion in mortgage loans at par under this Program at December 31, 2006 and December 31, 2005 respectively. As of December 31, 2006 and 2005, net mortgage loans represented approximately 9.0% and 10.5% of total assets, respectively. In terms of income, mortgage loans contributed about 9.9% to total interest income in 2006, and contributed 16.4% to total interest income in 2005. For additional financial information regarding the MPF segment, see Note 22 to the audited financial statements for the years ended December 31, 2006, 2005 and 2004.

A key difference between the MPF Program and other secondary market alternatives is the separation of various activities and risks associated with mortgage lending. Under the MPF Program, participating members generally market, originate and service qualifying residential mortgages for sale to the Bank. Member banks have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing participating members to originate mortgage loans, whether through retail or wholesale operations, and to retain or acquire servicing of mortgage loans, the MPF Program gives control of the functions that relate to credit risk to participating members. Members may also receive a servicing fee if they choose to retain loan servicing rather than transfer servicing rights to a third-party servicer.

Participating members are paid a credit enhancement fee for retaining and managing a portion of the credit risk in the mortgage loan portfolios sold to the Bank. The credit enhancement structure motivates participating members to minimize loan losses on mortgage loans sold to the Bank. The Bank is responsible for managing the interest rate risk, prepayment risk, liquidity risk and a portion of the credit risk associated with the mortgage loans.

The FHLBank of Chicago, in its role as MPF Provider, provides the programatic and operational support for the MPF Program and is responsible for the development and maintenance of the origination, underwriting and servicing guides. The Bank pays the MPF Provider a transaction services fee for these services. This fee is calculated each month based on the aggregate outstanding principal balance of the Bank’s retained interest in loans (purchased on or after May 1, 2006) as of the end of the prior month. Prior to May 1, 2006, in lieu of paying a transaction services fee, the Bank had historically sold a 25% participation interest to the MPF Provider in most mortgage loans purchased by the Bank under the MPF Program. All credit losses on individual mortgage loans or pools of loans with participations are shared with the FHLBank of Chicago or other FHLBanks on a pro rata basis to the extent of each FHLBank’s participation. The Bank may sell participations to any members of the FHLBank System. Sales of participation interests can occur contemporaneously with or at any time subsequent to the purchase of a loan, at a price to be determined at the time of sale. The credit enhancement would be conveyed with the sale of the participation interest on a pro rata basis.

The Bank offers various products under the MPF Program that are differentiated primarily by their credit risk structures. While the credit risk structure may vary, the Finance Board requires that all pools of MPF loans purchased by the Bank have the credit risk exposure equivalent of a double-A rated mortgage instrument. The Bank maintains an allowance for credit losses on its mortgage loans that management believes is adequate to absorb any probable losses incurred beyond the credit enhancements provided by participating members. The Bank had approximately $853 thousand and $657 thousand in an allowance for credit losses for this program at December 31, 2006 and 2005, respectively.

The Bank offers the following three products under the MPF Program: Original MPF, MPF Plus, and MPF Government (formerly called Original MPF for Federal Housing Administration/Veterans Administration (FHA/VA) loans). The credit risk structure for each of the products can be briefly summarized as follows:

Original MPF.  Under Original MPF, the first layer of losses for each pool of loans (following any primary mortgage insurance coverage) is applied to a first loss account (FLA), which generally increases over the life of the loans. Any losses allocated to this FLA are the responsibility of the Bank. Losses in excess of the FLA are allocated to the member under their credit enhancement obligation for each pool of loans. The member is paid a fixed credit enhancement fee for providing this credit enhancement obligation. Finally, losses in excess of the member’s credit enhancement obligation are absorbed by the Bank based on the Bank’s participation interest.

MPF Plus.  Under MPF Plus, the first layer of losses (following any primary mortgage insurance coverage) is applied to a FLA equal to a specified percentage of the loans in the pool as of the sale date. Any losses allocated to this FLA are the responsibility of the Bank. The member obtains additional credit enhancement in the form of a supplemental mortgage insurance policy to cover losses in excess of the deductible of the policy, which is equal to the FLA. Loan losses not covered by the FLA and supplemental mortgage insurance are paid by the member, up to the amount of the member’s credit enhancement obligation, if any, for each pool of loans. If applicable, the member is paid a fixed credit enhancement fee and a performance-based fee for providing the credit enhancement obligation. Loan losses applied to the FLA as well as losses in excess of the combined FLA, the supplemental mortgage insurance policy amount, and the member’s credit enhancement obligation are recorded by the Bank based on the Bank’s participation interest.

MPF Government.  Effective February 1, 2007, the name “Original MPF for FHA/VA” was changed to “MPF Government” and has been expanded from FHA and VA to also include U.S. Department of Housing and Urban Development (HUD) Section 184 and Rural Housing Service (RHS) Section 502 loan programs. For 2006, with MPF Government loans, participating members obtained FHA insurance or a VA guarantee, were responsible for all unreimbursed servicing expenses and received a 44 basis point servicing fee; in addition, the member received a government loan fee. Since the member servicing these mortgage loans takes the risk with respect to amounts not reimbursed by either the FHA or VA, this product results in the Bank having mortgage loans that are expected to perform similar to Federal agency securities.

Additional information regarding the MPF Program and the products offered by the Bank is provided in the “Mortgage Partnership Finance Program” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

“Mortgage Partnership Finance” and “MPF” are registered trademarks of the FHLBank of Chicago.

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the FHLBanks, backed by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the United States, and the United States does not guarantee them, either directly or indirectly. Moody’s has rated consolidated obligations Aaa/P-1, and Standard & Poor’s has rated them AAA/A-1+. The total par value of the consolidated obligations of the Bank and the FHLBank System are as follows:

	December 31,	December 31,
(in thousands)	2006	2005

Consolidated obligation bonds	$57,012,583	$56,716,786
Consolidated obligation discount notes	17,933,218	14,620,012

Total Bank consolidated obligations	$74,945,801	$71,336,798

Total FHLBank System combined consolidated obligations	$951,989,643	$937,459,530

Office of Finance.  The OF has responsibility for issuing and servicing consolidated obligations on behalf of the FHLBanks. The OF also serves as a source of information for the Bank on capital market developments, markets the FHLBank System’s debt on behalf of the Bank, selects and evaluates underwriters, prepares combined financial statements, administers REFCORP and the Financing Corporation (FICO), and manages the Banks’ relationship with the rating agencies with respect to the consolidated obligations.

Consolidated Obligation Bonds.  On behalf of the Bank, the OF issues consolidated bonds that the Bank uses to provide loans to members. The Bank also uses consolidated bonds to fund the MPF Program and its investment portfolio. Typically, the maturity of these bonds ranges from one year to ten years, but the maturity is not subject to any statutory or regulatory limit. Consolidated bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. To reduce interest rate risk, the Bank swaps much of its term debt issuance to floating rates through the use of interest rate swaps.

Consolidated bonds can be issued in several ways.  The first way is through a daily auction for both bullet (non-callable and non-amortizing) and American-style callable bonds. Consolidated bonds can also be issued through a selling group, which typically has multiple lead investment banks on each issue. The third way consolidated bonds can be issued is through a negotiated transaction with one or more dealers. The process for issuing consolidated bonds under the three general methods above can vary depending on whether the bonds are non-callable or callable.

For example, the Bank can request funding through the TAP auction program (quarterly debt issuances that reopen or “tap” into the same CUSIP number) for fixed-rate non-callable (bullet) bonds. This program uses specific maturities that may be reopened daily during a three-month period through competitive auctions. The goal of the TAP program is to aggregate frequent smaller issues into a larger bond issue that may have greater market liquidity.

Consolidated Obligation Discount Notes.  The OF also sells consolidated discount notes to provide short-term funds for loans to members for seasonal and cyclical fluctuations in savings flows and mortgage financing, short-term investments, and other funding needs. Discount notes are sold at a discount and mature at par. These securities have maturities of up to 365 days.

There are three methods for issuing discount notes. First, the OF auctions one-, two-, three- and six-month discount notes twice per week and any FHLBank can request an amount to be issued. The market sets the price for these securities. The second method of issuance is via the OF’s window program through which any FHLBank can offer a specified amount of discount notes at a maximum rate and a specified term up to 365 days. These securities are offered daily through a 16-member consolidated discount note selling group of broker-dealers. The third method is via reverse inquiry, wherein a dealer requests a specified amount of discount notes be issued for a specific date and price. The OF shows reverse inquiries to the FHLBanks, which may or may not choose to issue those particular discount notes.

Capital Resources

Capital Plan.  From its enactment in 1932, the Act provided for a subscription-based capital structure for the FHLBanks. The amount of capital stock that each FHLBank issued was determined by a statutory formula establishing how much FHLBank stock each member was required to purchase. With the enactment of the Gramm-Leach-Bliley Act (GLB Act), the statutory subscription-based member stock purchase formula was replaced with requirements for total capital, leverage capital, and risk-based capital for the FHLBanks. The FHLBanks were also required to develop new capital plans to replace the previous statutory structure.

The Bank implemented its new capital plan on December 16, 2002 (capital plan). In general, the capital plan requires each member to own stock in an amount equal to the aggregate of a membership stock requirement and an activity-based stock requirement. The Bank may adjust these requirements from time to time within limits established in the capital plan.

Bank capital stock may not be publicly traded; it can be issued, exchanged, redeemed, and repurchased only at its stated par value of $100 per share. Under the capital plan, capital stock may be redeemed upon five years’ notice, subject to certain conditions. In addition, the Bank has the discretion to repurchase excess stock from members. Ranges have been built into the capital plan to allow the Bank to adjust the stock purchase requirement to meet its regulatory capital requirements, if necessary. Please refer to the detailed description of the capital plan attached as Exhibit 4.1 to the Bank’s registration statement on Form 10, as amended, filed July 19, 2006.

Dividends and Retained Earnings.  The Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. The Bank’s Board of Directors may declare and pay dividends in either cash or capital stock. The Bank currently pays only a cash dividend. In the fourth quarter of 2003, the Bank’s Board of Directors adopted a methodology for determining the Bank’s target level of retained earnings based on a number of criteria, including certain risk factors. The objective of this target is to provide reasonable protection against the possibility of a temporary impairment of value in the Bank’s capital stock and to promote greater stability of dividends. The Bank’s retained earnings plan calls for the Bank to achieve a balance of retained earnings of $200 million over time. This level was met in the first quarter of 2006. As of December 31, 2006, the balance in retained earnings was $254.8 million. Prior to reaching the retained earnings target, and continuing through the remainder of 2006, the Bank paid out less than 100% of net income in dividends. Any future dividend payments, including the payout percentage relative to the level of net income, are subject to the approval of the Board of Directors. The Board of Directors of the Bank will continue to review the targeted amount of retained earnings on a regular basis.

Derivatives and Hedging Activities

The Bank enters into interest rate swaps, swaptions, interest rate cap and floor agreements and TBA securities contracts (collectively known as derivatives) to manage its exposure to changes in interest rates. The Bank uses these derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve its risk management objectives. The Bank uses derivative financial instruments in three ways: (1) by designating them as a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; (2) by acting as an intermediary between members and the capital markets; or (3) as an asset/liability management tool, such as a non-SFAS 133 economic hedge. See Note 16 to the audited financial statements for additional information.

For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of assets and liabilities. The Bank also uses derivatives to manage embedded options in assets and liabilities; to hedge the market value of existing assets, liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs. To reduce funding costs, the Bank may enter into derivatives concurrently with the issuance of consolidated obligations. This strategy of issuing bonds while simultaneously entering into derivatives provides the Bank the flexibility to offer a wider range of attractively priced loans to its members. The continued attractiveness of such debt depends on price relationships in both the bond market and derivative markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. In acting as an intermediary between members and the capital markets, the Bank enables its smaller members to access the capital markets in a cost-efficient manner.

The Finance Board regulates the Bank’s use of derivatives. The regulations prohibit the trading in or speculative use of these instruments and limit credit risk arising from these instruments. The Bank typically uses derivatives to manage its interest rate risk positions and mortgage prepayment risk positions. All derivatives are recorded in the Statement of Condition at fair value.

The following tables summarize the derivative instruments, along with the specific hedge transaction utilized to manage various interest rate and other risks. The Bank periodically engages in derivative transactions classified as cash flow hedges primarily through a forward starting interest rate swap that hedges an anticipated issuance of a consolidated obligation. The Bank had no outstanding cash flow hedges as of December 31, 2006.

Derivative Transactions Classified as Fair Value Hedges

			Notional Amount
			Outstanding at
Derivative Hedging			December 31, 2006
Instrument	Hedged Item	Purpose of Hedge Transaction	(in millions)

Receive fixed, pay floating interest rate swap, with a call option	Callable fixed-rate consolidated obligation bonds	To protect against a decline in interest rates by converting the fixed-rate to a floating-rate	$22,661

Pay fixed, receive floating interest rate swap	Mid-term and long-term fixed-rate loans to members	To protect against an increase in interest rates by converting the member loan’s fixed-rate to a floating-rate	19,050

Receive fixed, pay floating interest rate swap	Noncallable fixed-rate consolidated obligation bonds	To protect against a decline in interest rates by converting the fixed-rate to a floating-rate	8,204

Pay fixed, receive floating interest rate swap, with a put option	Convertible Select loans and fixed-rate loans with put options	To protect against an increase in interest rates by converting the member loan’s fixed-rate to a floating-rate	10,970

Receive float with a cap, pay floating interest rate swap, with call options	Callable floating-rate consolidated obligation bond with a cap	To convert the capped rate to a floating- rate	1,675

Forward starting pay fixed, receive floating interest rate swap	Firm commitment to enter into a fixed-rate or convertible loan at a specified future date	To protect against a change in interest rates prior to the issuance of the fixed-rate loan to member	53

Receive fixed-rate convertible to floating-rate with a cap, pay floating interest rate swap, with call options	Callable fixed-rate consolidated obligation bond convertible to a floating-rate with a cap	To convert the fixed-rate or capped rate to a floating-rate	235

Index amortizing receive fixed, pay floating interest rate swap	Consolidated obligation bonds	To convert an amortizing prepayment linked debt instrument to a floating-rate	101

Derivative Transactions Classified as Economic Hedges

			Notional Amount
			Outstanding at
Derivative Hedging			December 31, 2006
Instrument	Hedged Item	Purpose of Hedge Transaction	(in millions)

Receive fixed, pay floating (Federal funds rate) interest rate swap	Not applicable	To protect against changes in short-term interest rates	$1,200

Receive fixed, pay floating interest rate swap, with a call option	Not applicable	To protect against a decline in interest rates by converting the fixed-rate to a floating-rate	90

Option on receive fixed, pay floating interest rate swap (swaption)	Not applicable	To offset the acceleration of mortgage loan premium amortization experienced in declining interest rate environments	750

Pay fixed, receive floating interest rate swap, with a put option	Not applicable	To protect against an increase in interest rates by converting the member loan’s fixed-rate to a floating-rate	296

Pay floating, receive floating interest rate swap	Not applicable	To hedge the spread between two different interest rate indices	12

Interest rate swaps for intermediation	Not applicable	To facilitate member access to swap instruments	27

Receive fixed rate convertible to floating with a cap, pay floating interest rate swap, with call options	Not applicable	To convert the fixed rate or capped rate to a floating-rate	35

Pay fixed, receive floating interest rate swap	Not applicable	To protect against an increase in interest rates by converting the asset’s fixed-rate to a floating-rate	81

Mortgage delivery commitments	Not applicable	Commitments to purchase a pool of mortgages	4

Competition

Loans to Members.  The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banking firms, commercial banks, and brokered deposits, largely on the basis of cost. Competition may be greater in regard to larger members, which have greater access to the capital markets as well as the other alternatives listed above. Competition within the FHLBank System is somewhat limited; however, there may be some members of the Bank that have affiliates that are members of other FHLBanks. The Bank does not monitor in detail for these types of affiliate relationships, and therefore, does not know the extent to which there may be competition with the other FHLBanks for loans to affiliates under a common holding company structure.

Purchase of Mortgage Loans.  Members have several alternative outlets for their mortgage loan production including Fannie Mae, Freddie Mac, mortgage banker correspondent programs and the national secondary loan market. The MPF Program competes with these alternatives on the basis of price and product attributes.

Additionally, a member may elect to hold all or a portion of its mortgage loan production in portfolio, potentially funded by a loan from the Bank. The Bank’s volume of conventional, conforming fixed-rate mortgages has declined as a result of the increase in interest rates, the availability of competitive products such as hybrid, adjustable-rate mortgages, which the Bank does not purchase, and the loss of a large PFI due to charter consolidation. If this trend continues, the demand for the MPF product could decline.

Issuance of Consolidated Obligations.  The Bank competes with Fannie Mae, Freddie Mac and other government-sponsored enterprises as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt cost or lesser amounts of debt issued at the same cost than otherwise would be the case. The Bank’s status as a GSE affords certain preferential treatment for its debt obligations under the current regulatory scheme for depository institutions operating in the United States as well as preferential tax treatment in a number of state and municipal jurisdictions. Any change in these regulatory conditions as they affect the holders of Bank debt obligations would likely alter the relative competitive position of such debt issuance resulting in potentially higher cost to the Bank.

The sale of callable debt and the simultaneous execution of callable interest rate derivatives that mirror the debt have been an important source of funding for the Bank. There is considerable competition among high-credit-quality issuers in the markets for callable debt and for derivative agreements, which can raise the cost of issuing this form of debt.

Please see the risk factor entitled “The Bank faces competition for loans, mortgage loan purchases and the access to funding, which could negatively impact earnings” in Item 1A. Risk Factors for further discussion regarding competition.

Personnel

As of December 31, 2006, the Bank had 239 full-time employee positions and 7 part-time employee positions, for a total of 242.5 full-time equivalents, and an additional 26 contractors. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Taxation

The Bank is exempt from all federal, state and local taxation except for real estate property taxes.

Resolution Funding Corporation (REFCORP) and Affordable Housing Program (AHP) Assessments

The Bank is obligated to make payments to REFCORP in an amount of 20% of net earnings after operating expenses and AHP expenses. The Bank must make these payments to REFCORP until the total amount of payments actually made by all twelve FHLBanks is equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030. The Finance Board will shorten or lengthen the period during which the FHLBanks must make payments to REFCORP depending on actual payments relative to the referenced annuity. In addition, the Finance Board, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors used in this calculation. See Note 18 to the audited financial statements for additional information.

In addition, the FHLBanks must set aside for the AHP annually on a combined basis, the greater of an aggregate of $100 million or 10% of current year’s income before charges for AHP, but after expenses for REFCORP and restoring any interest expense related to dividends on capital stock treated as a liability under Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. Currently, combined assessments for REFCORP and AHP are the equivalent of approximately a 26.6% effective rate for the Bank. The combined REFCORP and AHP assessments for the Bank were $78.3 million, $69.3 million, and $42.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

SEC Reports and Corporate Governance Information

The Bank is subject to the informational requirements of the 1934 Act and, in accordance with the 1934 Act, files annual, quarterly and current reports, as well as other information with the SEC. The Bank’s SEC File Number is 000-51395. Any document filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, information statements and other information regarding registrants that file electronically with the SEC, including the Bank’s filings. The SEC’s website address is www.sec.gov. Copies of such materials can also be obtained at prescribed rates from the public reference section of the SEC at 100 F Street NE, Washington, D.C. 20549.

The Bank also makes the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer and the Chief Financial Officer required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the governance section of the “Investor Relations” link on the Bank’s website at www.fhlb-pgh.com. Printed copies of this information may be requested without charge by contacting the Legal Department at the Bank.

Item 1A:	Risk Factors

There are many factors — several beyond the Bank’s control — that could cause results to differ significantly from expectations. The following discussion summarizes some of the more important factors. This discussion is not exhaustive and there may be other factors not described or factors, such as credit, market, operations, business, liquidity, interest rate and other risks, which are described elsewhere in this report (see the “Risk Management” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), that could cause results to differ from the Bank’s expectations. Any factor described in this report could by itself, or together with one or more other factors, adversely affect the Bank’s business operations, future results of operations, financial condition or cash flows, and, among other outcomes, could result in the Bank’s inability to pay dividends on its common stock.

Economic, Industry, Regulatory and Legislative Factors

An economic downturn, geopolitical conditions or a natural disaster, especially one affecting the Bank’s district, could adversely affect the Bank’s profitability or financial condition.

The Bank’s business and earnings are affected by general business and economic conditions in the United States and the Bank’s district. These conditions include short-term and long-term interest rates, inflation, monetary supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which the Bank operates. If any of these conditions were to worsen, the Bank’s business and earnings could be adversely affected. For example, a prolonged economic downturn could increase the number of members and mortgage loans which default or otherwise become delinquent.

Geopolitical conditions can also affect earnings. Acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, could affect business and economic conditions in the U.S., including both debt and equity capital markets.

Damage caused by natural disasters or acts of terrorism could adversely impact the Bank or its members, leading to impairment of assets and/or potential loss exposure. Real property that could be damaged in these events may serve as collateral for loans, or security for the mortgage loans the Bank purchases from its members and the mortgage-backed securities held as investments. If this real property is not sufficiently insured to cover the damages that may occur, there may be insufficient collateral to secure the Bank’s loans or investments and the Bank may be severely impaired with respect to the value of these assets.

Fluctuating interest rates or changing interest rate levels may adversely affect the amount of net interest income the Bank receives.

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on loans and investments and interest paid on borrowings and other liabilities, as measured by the net interest spread. The Bank’s financial performance is affected by fiscal and monetary policies of the Federal government and its agencies and in particular by the policies of the Federal Reserve Board. The Federal Reserve Board’s policies, which are difficult to predict, directly and indirectly influence the yield on the Bank’s interest-earning assets and the cost of interest-bearing liabilities. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank may experience instances when either interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa.

Fluctuations in interest rates affect profitability in several ways, including but not limited to the following:

•	Increases in interest rates may reduce overall demand for loans and mortgages, thereby reducing the origination of loans, new mortgage loans and volume of MPF loans acquired by the Bank, which could have a material adverse effect on business, financial condition and results of operations, and may increase the cost of funds; and

•	Decreases in interest rates typically cause mortgage prepayments to increase and may result in increased premium amortization expense and substandard performance in the Bank’s mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time.

Inability to access the capital markets could adversely affect the Bank’s liquidity.

The Bank’s primary source of funds is the sale of consolidated obligations in the capital markets. The ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets at that time, which are beyond the Bank’s control. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on terms acceptable to it, if at all. If the Bank cannot access funding when needed, its ability to support and continue its operations would be adversely affected, which would negatively affect its financial condition and results of operations.

The U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate and conditions of consolidated obligations issued by the FHLBanks. The U.S. Treasury can, at any time, impose either limits or changes in the manner in which the FHLBanks may access the capital markets. Certain of these changes could require the Bank to hold additional liquidity, which could adversely impact the type, amount and profitability of various loan products the Bank could make available to its members.

The Bank is subject to legislative and regulatory actions, including a complex body of regulations, primarily Finance Board regulations, which may be amended in a manner that may affect the Bank’s business, operations and/or financial condition and members’ investment in the Bank.

Since enactment in 1932, the Act has been amended many times in ways that have significantly affected the rights and obligations of the FHLBanks and the manner in which they fulfill their housing finance mission. Future legislative changes to the Act may significantly affect the Bank’s business, results of operations and financial condition.

While no Federal legislation affecting the FHLBanks has been enacted since the Gramm-Leach-Bliley Act of 1999, legislation to reform the regulatory structure of the three U.S. housing GSEs, the FHLBanks, Fannie Mae and Freddie Mac, has been introduced and considered in each of the past several Congresses. In the 110th Congress, the chairmen of both the Senate Banking Committee and the House Committee on Financial Services have indicated their intention to work on legislation to create a new independent agency to oversee the safety and soundness and mission compliance of the housing GSEs.

Given the nature of the legislative process, it is impossible to predict the provisions of any final bill, whether such bill will ultimately be signed by the President and enacted into law, or if enacted, what effect such changes would have on the Bank’s business, results of operations or financial condition.

In addition to legislation described above, the FHLBanks are also governed by federal laws and regulations as adopted by Congress and applied by the Finance Board, an independent agency in the executive branch of the Federal government. The Finance Board’s extensive statutory and regulatory authority over the FHLBanks includes the authority to liquidate, merge or consolidate FHLBanks and the Bank cannot predict if or how the Finance Board could exercise such authority in regard to any FHLBank or the potential impact of such action on members’ investment in the Bank. The Finance Board also has extensive statutory and regulatory authority over the scope of permissible FHLBank products and activities, including the authority to impose limits on FHLBank products and activities. The Finance Board supervises the Bank and establishes the regulations governing the Bank. New or modified regulations adopted by the Finance Board could have a negative effect on the Bank’s ability to conduct business, the cost of doing business and members’ investment in Bank capital stock.

On December 22, 2006, the Finance Board approved a final regulation prohibiting an FHLBank with excess capital stock (the amount of capital stock in excess of members’ minimum investment requirement) in an amount greater than one percent of its assets from issuing additional excess stock or paying stock dividends. This rule became effective on January 29, 2007. The final regulation did not establish a required minimum amount of retained earnings for the FHLBanks which had been a component of the proposed regulation issued in March 2006. The Finance Board plans to conduct a comprehensive review of the FHLBank System’s risk-based capital requirements and it is expected that the level of retained earnings will be considered in that process.

The Bank cannot predict whether new regulations will be promulgated or the effect of any new regulations on the Bank’s operations. Changes in Finance Board regulations and Finance Board regulatory actions could result in, among other things, an increase in the Banks’ cost of funding, a change in permissible business activities, or a decrease in the size, scope, or nature of the Banks’ lending, investment or mortgage purchase program activities, which could negatively affect its financial condition and results of operations and members’ investment in the Bank.

The Bank is jointly and severally liable for the consolidated obligations of other FHLBanks.

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2006, out of a total of $952.0 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $74.9 billion, or approximately 7.9% of the total.

The Finance Board, in its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, the Bank could incur significant liability beyond its primary obligation under consolidated obligations due to the failure of other FHLBanks to meet their obligations, which could negatively affect the Bank’s financial condition and results of operations.

The Bank records a liability for consolidated obligations on its Statement of Condition equal to the proceeds it receives from the issuance of those consolidated obligations. Due to the high credit quality of every other FHLBank, no liability has ever been recorded for the joint and several obligations related to the other FHLBanks’ share of the consolidated obligations. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

On July 1, 2004, the Finance Board announced an agreement with the FHLBank of Chicago for an independent review of risk management, internal audit, capital management, and accounting and financial recordkeeping practices as a result of a 2004 examination. The agreement called for the FHLBank of Chicago to submit a three-year business and capital plan, which has been submitted to and accepted by the Finance Board. The FHLBank of Chicago was also required to maintain a 5.1% regulatory capital ratio and limit the growth of acquired member assets. On April 18, 2006, the Finance Board and the FHLBank of Chicago entered into an amendment of the agreement that reduces the required minimum regulatory capital ratio to 4.50% and also allows the FHLBank of Chicago to issue subordinate debt in order to redeem capital stock of withdrawing members. Based on discussions with the FHLBank of Chicago, management of the Bank does not believe that this agreement will impact the Bank’s mortgage purchase program. As of December 31, 2006, the FHLBank of Chicago was the primary obligor on $80.9 billion in par value of consolidated obligations.

On December 10, 2004, the Finance Board announced an agreement with the FHLBank of Seattle that imposed certain requirements on the FHLBank of Seattle that were intended to strengthen its risk management, capital structure, governance and capital plan. The FHLBank of Seattle was required to maintain a 4.15% minimum regulatory capital-to-asset ratio and to limit the growth of its acquired member assets. On January 11, 2007, this agreement was terminated. The FHLBank of Seattle attributed the termination to being in full compliance with the terms of the agreement and the significant progress made in implementing an updated business and capital management plan. As of December 31, 2006, the FHLBank of Seattle was the primary obligor on $49.7 billion in par value of consolidated obligations.

The requirements of the above agreements, or the impact of other accounting, operational or regulatory issues that may occur in the future, may affect the timeliness of the FHLB System combined financial statements. Delays in publishing the combined financial statements due to various FHLBank financial restatements have not adversely affected the Bank’s cost of funds or access to the capital markets; however, future delays could have that effect.

Until recently, all of the FHLBanks possessed a triple-A credit rating from both Standard & Poor’s and Moody’s Investor Services, Inc. Fitch does not rate the FHLB System or the FHLBanks. However, Standard & Poor’s has downgraded and subsequently restored the credit ratings of various FHLBanks over the past few years. The Bank does not believe that the recent actions by Standard & Poor’s or by the Finance Board impact the Bank’s joint and several liability under these consolidated obligations.

The following table presents the most recent Standard & Poor’s and Moody’s ratings for the FHLBank System and each of the FHLBanks within the System.

	Moody’s Investor Service	Standard & Poor’s

Consolidated obligation discount notes	P-1	A-1+
Consolidated obligation bonds	Aaa	AAA

	Moody’s Senior Unsecured	S&P Senior Unsecured
	Long-Term Debt	Long-Term
FHLBank	Rating/Outlook	Debt Rating/Outlook

Atlanta	Aaa/Stable	AAA/Stable
Boston	Aaa/Stable	AAA/Stable
Chicago	Aaa/Stable	AA+/Negative
Cincinnati	Aaa/Stable	AAA/Stable
Dallas	Aaa/Stable	AAA/Stable
Des Moines	Aaa/Stable	AAA/Negative
Indianapolis	Aaa/Stable	AAA/Stable
New York	Aaa/Stable	AAA/Stable
Pittsburgh	Aaa/Stable	AAA/Stable
San Francisco	Aaa/Stable	AAA/Stable
Seattle(1)	Aaa/Stable	AA+/Stable
Topeka	Aaa/Stable	AAA/Stable

(1)	At December 31, 2006, the S&P outlook for the FHLBank of Seattle was Negative; on January 19, 2007, S&P revised its outlook on the FHLBank of Seattle from Negative to Stable.

Bank-Specific Factors

The loss of significant Bank members or borrowers may have a negative impact on the Bank’s loans and capital stock outstanding and could result in lower demand for its products and services, lower investment returns and higher borrowing costs for remaining members.

One or more significant Bank members or borrowers could withdraw their membership or decrease their business levels as a result of a consolidation with an institution that is not one of the Bank’s members, or for other reasons, which could lead to a significant decrease in the Bank’s total assets and capital. In some cases, acquired banks are merged into banks chartered outside the Bank’s district. Under the Act and the Finance Board’s current rules, the Bank can generally do business only with member institutions that have charters in its district. If member institutions are acquired by institutions outside the Bank’s district and the acquiring institution decides not to maintain membership by dissolving charters, the Bank may be adversely affected, resulting in lower demand for products and services and redemption of capital stock. For example, as of December 31, 2006, the Bank had 64.6% of its loans outstanding to three members, Sovereign Bank, GMAC Bank and Citicorp Trust Bank, and 50.1% of its capital stock was owned by the same three members. If Sovereign Bank, GMAC Bank or Citicorp Trust Bank paid off their outstanding loans or if they withdrew from membership, the Bank could experience a material adverse effect on its outstanding loan and capital stock levels and lower demand for its products and services.

In the event the Bank would lose one or more large borrowers that represent a significant proportion of its business, the Bank could, depending on the magnitude of the impact, compensate for the loss by lowering dividend rates, raising loan rates, attempting to reduce operating expenses (which could cause a reduction in service levels or products offered) or by undertaking some combination of these actions. The magnitude of the impact would depend, in part, on the Bank’s size and profitability at the time the financial institution ceases to be a borrower.

On December 21, 2006, Sovereign Bank, the Bank’s largest customer, announced a balance sheet restructuring. The announcement included a de-leveraging of approximately $10 billion in assets and $10 billion in wholesale funding, including FHLBank System loans, during the first quarter of 2007. As of March 13, 2007, Sovereign’s loans outstanding have declined $2.1 billion from a December 31, 2006 balance of $18.0 billion.

The Bank may be limited in its ability to pay dividends or to pay dividends at rates consistent with past practices.

Under Finance Board regulation, the Bank may pay dividends on its capital stock only out of previously retained earnings or current net income. The payment of dividends is subject to certain statutory and regulatory restrictions and is highly dependent on the Bank’s ability to continue to generate future net income. The Bank may not be able to maintain past or current levels of net income, which could limit the ability to pay dividends or change the future level of dividends that the Bank may be willing or able to pay. Additionally, if the Bank is not in compliance with its minimum capital requirements or if the payment of dividends would make it noncompliant, dividends may be suspended. Payment of dividends would also be suspended if the principal and interest due on any consolidated obligation has not been paid in full or if the Bank becomes unable to comply with regulatory liquidity requirements or satisfy its current obligations.

The Bank’s profitability and the market value of its equity may be adversely affected if the Bank is not successful in managing its interest rate risk.

Like most financial institutions, the Bank’s results of operations and the market value of its equity are significantly affected by its ability to manage interest rate risks. The Bank uses a number of measures to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions include loan volumes and pricing, market conditions for the Bank’s consolidated obligations, prepayment speeds and cash flows on mortgage-related assets and others. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of equity nor can they precisely predict the impact of higher or lower interest rates on net interest income or the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. The Bank’s ability to continue to maintain a positive spread between the interest earned on its earning assets and the interest paid on its interest-bearing liabilities may be affected by the unpredictability of changes in interest rates.

The Bank relies upon derivative instruments to reduce its interest rate risk, and the Bank may not be able to enter into effective derivative instruments on acceptable terms.

The Bank uses derivative instruments to attempt to reduce its interest rate risk and, to a lesser extent, its mortgage prepayment risk. Management determines the nature and quantity of hedging transactions based on various factors, including market conditions and the expected volume and terms of loans. As a result, the effective use of these instruments depends upon the ability of management to determine the appropriate hedging positions in light of the Bank’s assets, liabilities, and prevailing and anticipated market conditions. In addition, the effectiveness of hedging strategies depends upon the ability to enter into these instruments with acceptable parties, upon terms satisfactory to the Bank, and in the quantities necessary to hedge the corresponding obligations. If the Bank is unable to manage its hedging positions properly, or is unable to enter into hedging instruments upon acceptable terms, it may be unable to effectively manage its interest rate and other risks, which could negatively affect its financial condition and results of operations.

The MPF Program has different risks than those related to the Bank’s traditional loan business, which could adversely impact the Bank’s results of operations.

As part of the Bank’s business, it participates in the MPF Program with the FHLBank of Chicago, which accounts for 9.0% of the Bank’s total assets as of December 31, 2006, and approximately 9.9% of interest income net of provision for credit losses on mortgage loans held for portfolio.

The residential mortgage origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. The Mortgage Bankers Association of America has predicted that residential mortgage originations will drop approximately 5% in 2007. During periods of rising interest rates, rate and term refinancing originations decrease, as higher interest rates provide reduced economic incentives for borrowers to refinance their existing mortgages. The rate and timing of unscheduled payments and collections of principal on mortgage loans are difficult to predict accurately and can be affected by a variety of factors, including the level of prevailing interest rates, restrictions on voluntary prepayments contained in the mortgage loans, the availability of lender credit and other economic, demographic, geographic, tax and legal factors. The Bank manages prepayment risk through a combination of consolidated obligation issuance and, to a lesser extent, derivatives. If the level of actual prepayments is higher or lower than expected, the Bank may be required to make a payment under a related derivative agreement or may experience a mismatch with a related consolidated obligation issuance, resulting in a gain or loss to the Bank. Also, increased prepayment levels will cause premium amortization to increase, reducing net interest income.

The MPF Program’s historical performance may not be indicative of results in a rising interest rate environment, and the Bank’s results of operations may be materially and adversely affected if interest rates continue to rise. In addition, if the FHLBank of Chicago changes the program or ceases to operate the program, this would have a negative impact on the Bank’s mortgage purchase business, and, consequently, a related decrease in the net interest margins.

The MPF Program, as compared to the Bank’s traditional member loan business, is more susceptible to loan losses, and also carries more interest rate risk and operational complexity. Supplemental Mortgage Insurance (SMI) coverage is available for Participating Financial Institutions (PFIs) to purchase. As of December 31, 2006, Mortgage Guaranty Insurance Company and GE Mortgage Insurance Corp. provided 60.7% and 28.0%, respectively, of SMI coverage for MPF loans. Although historically there have been no losses claimed against an SMI insurer, if one or both of these SMI insurers were to default on their insurance obligations and losses on MPF loans were to increase, the Bank may experience increased losses.

For a description of the MPF Program, the obligations of the Bank with respect to loan losses and the PFIs obligation to provide credit enhancement, see the section entitled “Mortgage Partnership Finance Program” in Item 1. Business.

The Bank faces competition for loans, mortgage loan purchases and the access to funding, which could negatively impact earnings.

The Bank’s primary business is making loans to its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banks, commercial banks, and, in some circumstances, other FHLBanks. Members have access to alternative funding sources, which may offer more favorable terms than the Bank offers on its loans, including more flexible credit or collateral standards. In addition, many of the Bank’s competitors are not subject to the same body of regulations applicable to the Bank, which enables those competitors to offer products and terms that the Bank is not able to offer.

The availability of alternative funding sources that are more attractive than those funding products offered by the Bank may significantly decrease the demand for loans. Any changes made by the Bank in the pricing of its loans in an effort to compete effectively with these competitive funding sources may decrease loan profitability. A decrease in loan demand or a decrease in the Bank’s profitability on loans could negatively affect its financial condition and results of operations. Lower earnings may result in lower absolute dividend yields to members.

In connection with the MPF Program, the Bank is subject to competition regarding the purchase of conventional, conforming fixed-rate mortgage loans. In this regard, the Bank faces competition in the areas of customer service, purchase prices for the MPF loans and ancillary services such as automated underwriting. The Bank’s strongest competitors are large mortgage companies and the other housing GSEs, Fannie Mae and Freddie Mac. The Bank may also compete with other FHLBanks with which members have a relationship through affiliates. Most of the FHLBanks participate in the MPF Program or a similar program known as the Mortgage Purchase Program. Competition among FHLBanks for MPF business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time. Some of these mortgage loan competitors have greater resources, larger volumes of business and longer operating histories. In addition, because the volume of conventional, conforming fixed-rate mortgages fluctuates depending on the level of interest rates, the demand for MPF Program products could diminish. Increased competition can result in a reduction in the amount of mortgage loans the Bank is able to purchase and lower net income from this business segment.

The Finance Board does not currently permit multidistrict membership; however, a decision by the Finance Board to permit such membership could significantly affect the Bank’s ability to make loans and purchase mortgage loans.

The FHLBanks also compete with the U.S. Department of the Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect the Bank’s ability to have access to funding, reduce the amount of funding available or increase the cost of funding. Any of these effects could adversely affect the Bank’s financial condition, results of operations and ability to pay dividends to members.

Beginning in July 2006, the Federal Reserve Board required Reserve Banks to release interest and principal payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. To comply with this new Federal Reserve Daylight Overdraft Policy, the Bank implemented a number of actions and the Bank, along with the other FHLBanks, entered into an agreement to facilitate timely funding by the FHLBanks of their payments under their respective consolidated obligations, in accordance with the Federal Reserve policy. See discussion in the “Liquidity and Funding Risk” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank’s business is dependent upon its computer operating systems. An inability to implement technological changes or an interruption in the Bank’s information systems may result in lost business.

The Bank’s business is dependent upon its ability to interface effectively with other FHLBanks, PFIs, members and other third parties, and its products and services require a complex and sophisticated operating environment supported by operating systems, both purchased and custom-developed. Maintaining the effectiveness and efficiency of the technology used in the Bank’s operations is dependent on the continued timely implementation of technology solutions and systems necessary to effectively manage the Bank and mitigate risk, and may require significant capital expenditures. If the Bank were to become unable to maintain these technological capabilities, it may not be able to remain competitive and its business, financial condition and results of operations may be significantly compromised.

The Bank relies heavily on communications and information systems furnished by third party service providers to conduct its business. Any failure, interruption or breach in security of these systems, or any disruption of service could result in failures or interruptions in the Bank’s ability to conduct and manage its business effectively, including, without limitation, its hedging and loan activities. While the Bank has implemented a Business Continuity Plan, there is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. Any failure or interruption could significantly harm the Bank’s customer relations, risk management and profitability, which could negatively affect its financial condition, results of operations and cash flows.

The Bank is subject to credit risk due to default which could adversely affect its profitability or financial condition.

The Bank faces credit risk on loans, mortgage loans, investment securities, derivatives and other financial instruments. The Bank protects against credit risk on loans through credit underwriting standards and collateralization of all loans. In addition, the Bank can call for additional or substitute collateral during the life of a loan to protect its security interest. The Act defines eligible collateral as certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets. All capital stock of the Bank owned by the borrower is also available as supplemental collateral. In addition, members that qualify as Community Financial Institutions may pledge secured small-business, small-farm, and small-agribusiness loans as collateral for loans. The Bank is also allowed to make loans to nonmember housing associates. The types of collateral pledged by members are evaluated and assigned a borrowing capacity, generally based on a percentage of its market value. The volatility of market prices, interest rates and indices could affect the value of the collateral held by the Bank as security for the obligations of Bank members as well as the ability of the Bank to liquidate the collateral in the event of a default by the obligor. Based on the collateral held and the repayment history of the Bank’s loans to members, management has not established an allowance for credit losses on loans to members.

The Bank offers various products under the MPF Program that are differentiated primarily by their credit risk structures. While the credit risk structure may vary, the Finance Board requires that all pools of MPF loans purchased by the Bank have the credit risk exposure equivalent of a double-A rated mortgage instrument. The Bank maintains an allowance for loan losses on its mortgage loans that management believes is adequate to absorb any probable losses incurred beyond the credit enhancements provided by its PFIs.

In addition, the Bank is subject to risk and potential credit losses related to the BOB loan portfolio. All BOB loans are classified as nonaccrual loans. The Bank maintains an allowance for credit losses on the BOB portfolio which takes into consideration both probability of default and loss given default. Loss given default is considered to be 100%, as the BOB program has no collateral or credit enhancement requirements.

The Bank is also subject to credit risk on some investment securities and derivative financial instruments. The Bank follows conservative guidelines established by its Board of Directors on unsecured extensions of credit, whether on- or off-balance sheet, which limit the amounts and terms of unsecured credit exposure to highly rated counterparties, the U.S. Government and other FHLBanks. Unsecured credit exposure to any counterparty is limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. The insolvency or other inability of a significant counterparty to perform its obligations under such transactions or other agreement could have an adverse effect on the Bank’s financial condition and results of operations. For the three years ended December 31, 2006, the Bank has experienced no credit losses on unsecured credit exposure.

The Bank’s accounting policies and methods are fundamental to how the Bank reports its financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain.

The Bank has identified several accounting policies as being critical to the presentation of its financial condition and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to the Bank’s accounting for losses and its accounting for derivatives under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), among others.

Consistent with the Bank’s policy regarding accounting for derivatives, various cash and derivative financial instruments are used to provide a level of protection against interest rate risks, but no hedging strategy can protect the Bank completely. When benchmark interest rates (i.e. LIBOR) change, the Bank expects the gain or loss on derivatives to be substantially offset by a related but inverse change in the value of the hedged item in hedging relationships in which the Bank applies fair value hedge accounting under the requirements of SFAS 133. Certain other hedging strategies are designed to hedge the economic risks of the Bank, and may result in earnings volatility. Although the Finance Board’s regulations, its Financial Management Policy and the Bank’s risk management policies establish guidelines with respect to the use of derivative financial instruments, there is no assurance that the Bank’s use of derivatives will fully offset the economic risks related to changes in interest rates. In addition, hedging strategies involve transaction and other costs. Any hedging strategy or derivatives the Bank uses may not adequately offset the risk of interest rate volatility and the hedging transactions themselves may result in earnings volatility and losses.

Because of the inherent uncertainty of the estimates associated with these critical accounting policies, the Bank cannot provide absolute assurance that there will not be any adjustments to the related amounts recorded at December 31, 2006. For more information, please refer to the “Critical Accounting Policies” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Changes in the Bank’s or other FHLBanks’ credit ratings may adversely affect the Bank’s ability to issue consolidated obligations and enter into derivative transactions on acceptable terms.

In October 2003, Standard & Poor’s issued a report placing the Bank on “negative outlook” for possible future downgrade, while retaining the Bank’s triple-A rating. The outlook change and rating affirmation reflected the change in the Bank’s business profile, with increased activity in MPF and its impact on interest rate risk exposure. At the same time, Moody’s reaffirmed the Bank’s rating at triple-A. On September 21, 2006, Standard & Poor’s issued a report which revised its outlook on the Bank to “stable” from “negative” and reaffirmed the Bank’s triple-A credit rating. In revising the Bank’s outlook, the report cited progress in following a traditional low-risk member loan business profile and an increase in retained earnings to counter incremental risks and accounting volatility. In addition, Moody’s had previously reaffirmed the Bank’s rating at triple-A on February 9, 2006.

It is possible that either rating could be lowered at some point in the future, which might adversely affect the Bank’s costs of doing business, including the cost of issuing debt and entering into derivative transactions. The Bank’s current business profile, with mortgage-based assets, exposes it to a higher level of interest rate risk, requiring prudent risk management.

The Bank’s costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings of one or more other FHLBanks are lowered, or if other FHLBanks incur losses. Standard & Poor’s has assigned two FHLBanks a negative outlook rating and also assigned long-term counterparty credit ratings of double-A+ on two FHLBanks (see the FHLBank ratings table in the Risk Factor entitled “The Bank is jointly and severally liable for the consolidated obligations of other FHLBanks.”).

Although the credit ratings of the consolidated obligations of the FHLBanks have not been affected by these actions, similar ratings actions or negative guidance may adversely affect the Bank’s cost of funds and ability to issue consolidated obligations and enter into derivative transactions on acceptable terms, which could negatively affect financial condition and results of operations. The Bank’s costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings assigned to the consolidated obligations were lowered from triple-A.

Circumstances beyond the Bank’s control could cause unexpected losses.

Operating risk is the risk of unexpected losses attributable to human error, systems failures, fraud, unenforceability of contracts, or inadequate internal controls and procedures. Although management has systems and procedures in place to address each of these risks, some operational risks are beyond the Bank’s control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank.

Item 1B:	Unresolved Staff Comments

None

Item 2:	Properties

The Bank leases 118,013 square feet of office space at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 and additional office space at 1301 Pennsylvania Avenue, Washington, DC 20004; 2300 Computer Avenue, Willow Grove, Pennsylvania, 19090; 30 South New Street, Dover, Delaware, 19904; 140 Maffett Street, Wilkes Barre, Pennsylvania, 18705 and 580 Vista Park Drive, Pittsburgh, Pennsylvania 15205. The Washington, DC office space is shared with the FHLBank of Atlanta. The Vista Park Drive space is the Bank’s offsite backup facility. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the Grant Street location.

Item 3:	Legal Proceedings

The Bank is not currently aware of any pending or threatened legal proceedings against it that could have a material adverse effect on the Bank’s financial condition or results of operations.

Item 4:	Submission of Matters to a Vote of Security Holders

Under the Act, no matters are submitted to shareholders for votes with the exception of the annual election of the Bank’s elected directors. The majority of the Bank’s directors are elected by and from the membership; the Bank’s regulator, the Finance Board, appoints the remainder. Voting rights and process with regard to the election of directors are set forth at 12 C.F.R. Section 915. Specifically, institutions which are members required to hold stock in the Bank as of the record date (i.e., December 31st of the year prior to the year in which the election is held) are entitled to participate in the election process. Each eligible institution may nominate representatives from member institutions in its respective state to serve three-year terms on the Board of Directors of the Bank. After the slate of nominees is finalized, each eligible institution may vote for the number of open director seats in the state in which its principal place of business is located. The Board of Directors of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election. The nomination and election of directors is conducted by mail. No meeting of the members is held. No director (except a director acting in his personal capacity), officer, employee, attorney, or agent of the Bank may, directly or indirectly, support the nomination or election of a particular individual for an elective directorship. Each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date.

The only matter submitted to a vote of shareholders in 2006 was the election of certain directors, which occurred in the fourth quarter of 2006. The Bank conducted this election to fill all open elective directorships for 2007 designated by the Finance Board. The election was conducted in accordance with 12 C.F.R. Section 915 as described above. Information about the results of the election was reported in an 8-K filed on November 17, 2006, included as Exhibit 22.1 to this Annual Report on Form 10-K. Additional information regarding the election, including the votes cast is set forth in the Bank’s letter to members sent in November, 2006 and filed as Exhibit 99.2 to this Annual Report on Form 10-K.

The following directors serve on the Bank’s Board of Directors following the vote:

Marvin N. Schoenhals (Chair)
Dennis S. Marlo (Vice Chair)
Basil R. Battaglia
David W. Curtis
David R. Gibson
H. Charles Maddy, III
Frederick A. Marcell, Jr.
Edward J. Molnar
Paul E. Reichart
Gerard M. Thomchick
Cecil Underwood
Patrick J. Ward

For more information on the Bank’s Board of Directors see Item 10. “Directors, Executive Officers and Corporate Governance.”

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The member financial institutions own all the capital stock of the Bank. There is no established marketplace for the Bank’s stock; the Bank’s stock is not publicly traded and may be redeemed by the Bank only at par value. The members may request that the Bank redeem all or part of the common stock they hold in the Bank five years after the Bank receives a written request by a member. In addition, the Bank may repurchase shares held by members in excess of their required stock holdings at the Bank’s discretion upon one day’s notice. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock purchase requirement under the Bank’s capital plan. The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Directors of the Bank. Par value of each share of capital stock is $100. As of December 31, 2006, 334 members owned Bank capital stock and 2 nonmembers held capital stock. The total number of shares of capital stock outstanding as of December 31, 2006 was 33,922,501, of which members held 33,882,677 shares and nonmembers held 39,824 shares. Member stock includes 38,992 shares held by one institution which has given notice of withdrawal effective April 2010 and 100 shares of another institution which is in receivership.

The Bank’s cash dividends declared in each quarter are reflected in the table below.

(in thousands)
Quarter	2006	2005

First	$24,014	$17,365
Second	42,322	18,251
Third	42,500	20,804
Fourth	41,328	24,096

Please see the “Capital Resources — Dividends” section included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information concerning restrictions on the Bank’s ability to pay dividends and the Bank’s current dividend policy.

Item 6:	Selected Financial Data

The following tables should be read in conjunction with the financial statements and related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included in this report.

The Statement of Operations data for the three years ended December 31, 2006, 2005, and 2004, and the Statement of Condition data as of December 31, 2006 and 2005, are derived from the audited financial statements included in this report. The Statement of Operations data for the years ended December 31, 2003 and 2002, and the Statement of Condition data as of December 31, 2004, 2003 and 2002, are derived from the restated financial statements included within the Bank’s registration statement on Form 10, as amended.

Statement of Operations

	Year ended December 31,
(in thousands)	2006	2005	2004	2003	2002

Net interest income before provision for credit losses	$344,330	$309,543	$299,770	$278,730	$213,651
Provision (benefit) for credit losses	2,248	2,089	308	(6,575)	3,664
Other income, excluding net gain (loss) on derivatives and hedging activities	6,593	3,217	4,678	4,421	11,641
Net gain (loss) on derivatives and hedging activities	7,039	4,185	(106,327)	(158,005)	(223,454)
Other expense	60,916	53,726	45,798	38,225	34,880
Income (loss) before assessments	294,798	261,130	152,015	93,496	(36,706)
Assessments	78,336	69,325	42,948	24,805	(9,738)
Income (loss) before cumulative effect of change in accounting principle	216,462	191,805	109,067	68,691	(26,968)
Cumulative effect of change in accounting principle(1)	—	—	9,788	—	—
Net income (loss)	$216,462	$191,805	$118,855	$68,691	$(26,968)

Earnings (loss) per share(2)	$6.76	$6.72	$4.53	$2.99	$(1.38)

Dividends	$150,164	$80,516	$44,310	$50,182	$69,305
Weighted average dividend rate(3)	4.69%	2.82%	1.69%	2.20%	3.56%
Return on average capital	6.29%	6.41%	4.46%	3.01%	(1.35)%
Return on average assets	0.29%	0.29%	0.20%	0.13%	(0.06)%
Net interest margin(4)	0.47%	0.47%	0.52%	0.55%	0.47%
Total capital ratio (at period-end)(5)	4.70%	4.47%	4.52%	4.39%	4.03%
Total average capital to average assets	4.58%	4.52%	4.58%	4.42%	4.37%

Notes:

(1)	The Bank changed its method of amortizing and accreting deferred premiums and discounts on mortgage-backed securities (MBS) and MPF loans as of June 30, 2004, and September 30, 2004, respectively. These changes were applied retroactively as of January 1, 2004. These changes resulted in cumulative income effects of $263,000 for the MBS and $9.5 million for the MPF loans that are reflected in the Statement of Operations for the year ended December 31, 2004. Please see Note 4 to the audited financial statements for further information.

(2)	Earnings (loss) per share calculated based on net income (loss), and weighted average shares outstanding.

(3)	Weighted average dividend rates are dividends divided by the average of the daily balances of outstanding capital stock during the year.

(4)	Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.

(5)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at year-end.

Statement of Condition

	December 31,
(in thousands)	2006	2005	2004	2003	2002

Loans to members	$49,335,377	$47,492,959	$38,980,353	$34,662,219	$29,250,691
Investments — Federal funds sold, interest-bearing deposits and investment securities(1)	19,994,932	16,945,821	12,929,857	9,994,951	10,206,226
Mortgage loans held for portfolio, net	6,966,345	7,651,914	8,644,995	8,015,647	4,852,816
REFCORP receivable	—	—	—	7,605	17,535
Total assets	77,376,458	72,898,211	61,068,598	53,158,472	45,121,983
Deposits and other borrowings(2)	1,433,889	1,100,488	1,067,843	1,388,223	2,435,711
Consolidated obligations, net(3)	71,472,618	67,723,337	56,235,449	47,878,708	39,055,190
AHP payable	49,386	36,707	20,910	12,914	17,097
REFCORP payable	14,531	14,633	3,363	—	—
Capital stock — putable	3,384,358	3,078,583	2,695,802	2,341,627	1,839,742
Retained earnings (deficit)	254,777	188,479	77,190	2,645	(15,864)
Total capital	3,633,974	3,259,546	2,761,324	2,334,485	1,818,249

Notes:

(1)	None of these securities were purchased under agreements to resell.

(2)	Includes mandatorily redeemable capital stock.

(3)	Aggregate FHLB System-wide consolidated obligations (at par) were $952.0 billion, $937.5 billion, $869.2 billion, $759.5 billion and $680.7 billion at December 31, 2006 through 2002, respectively.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in or incorporated by reference into Management’s Discussion and Analysis of Financial Condition and Results of Operations, including statements describing the objectives, projections, estimates or future predictions of the Bank and the Office of Finance may be “forward-looking statements.” These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risks and uncertainties including, but not limited to, those risk factors set forth in Item 1A.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s audited financial statements and notes included herein.

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the years ended December 31, 2006, 2005 and 2004, which should be read in conjunction with the Bank’s audited financial statements and notes included in this report.

Summary of Financial Results

The Bank’s net income totaled $216.5 million for full year 2006, compared to $191.8 million for full year 2005. This $24.7 million, or 12.9%, increase was driven mainly by higher net interest income, which increased $34.8 million, or 11.2%. Increases in interest income on the investments and loans to members portfolio was partially offset by higher interest expense on consolidated obligations. Additional details are discussed more fully below.

Dividend Rate.  Because members may purchase and redeem their Bank capital stock shares only at par value, management regards quarterly dividend payments as an important vehicle through which a direct investment return is received. The Bank’s dividend rate averaged 4.69% in 2006 compared to 2.82% in 2005. As discussed more fully below, beginning in the fourth quarter of 2003, the Bank began to limit its quarterly dividend payments to 50% of current period estimated net income in order to increase its retained earnings balance. Retained earnings were $254.8 million at December 31, 2006, compared to $188.5 million at December 31, 2005.

Key Determinants of Financial Performance

Many variables influence the financial performance of the Bank, but on the whole, the following five factors exert the greatest effect: (1) Earnings on Capital; (2) Net Interest Spread; (3) Leverage; (4) Duration; and (5) Interest Rates and Yield Curve Shifts. Any discussion of the financial condition and performance of the Bank must necessarily focus on the interrelationship of these five factors. Key statistics regarding these five factors are presented in the table below.

	2006	2005	2004

Earnings on Capital
Average capital balance (in millions)	$3,440	$2,995	$2,664
Impact of net noninterest-bearing funds to net interest margin	0.22%	0.17%	0.12%
Average six-month U.S. Treasury bill yield for the year	4.80%	3.10%	1.36%

Net Interest Spread
Net interest spread	0.25%	0.30%	0.40%
Net interest margin	0.47%	0.47%	0.52%

Leverage
Assets to capital ratio at December 31	21.3 times	22.4 times	22.1 times

Duration
Duration of equity at December 31 in the base case	2.0 years	2.7 years	1.6 years

Interest Rates and Yield Curve Shifts
Average ten-year U.S. Treasury note yield	4.78%	4.26%	4.25%
Net mortgage loan premium at period-end (in thousands)	$52,491	$69,611	$96,208

Earnings on Capital.  Member institutions held $3.4 billion in capital stock in the Bank at December 31, 2006 and $3.2 billion on average throughout the year. This capital represents a source of funding for the Bank and is invested in the Bank’s asset portfolios. The maturities of the Bank’s assets are generally short-term in nature, or they have interest rate resets that refer to short-term interest rates, or they have been hedged with derivatives in which a short-term interest rate is received. As a result, the rates earned on the Bank’s capital reflect short-term interest rates in the capital markets. If short-term interest rates are rising, the absolute dollar earnings of the Bank will increase because the spread between asset yields and interest-free capital will widen. Similarly, if short-term interest rates are declining, the Bank will earn less in absolute dollars on its capital. Earnings on capital are a major component of net interest income in absolute terms and will rise or fall with prevailing short-term interest rates, assuming constant capital levels. The Bank’s earnings on capital reflect the impact of net noninterest-bearing funds to the net interest margin. This impact is calculated as the difference between the net interest margin and the net interest spread. The Bank monitors this impact as a part of the net interest margin evaluation. As noted above, the impact of the net noninterest-bearing funds can represent a significant portion of the net interest margin, ranging from 12 to 22 basis points over the three years ended 2006.

The Bank strives to earn a dividend that is attractive relative to short-term interest rates in the market. If rates are trending downward, the Bank’s net income will trend downward due to lower earnings on capital. The decline in net income is not of concern in regard to dividends, however, since the dividend target is also falling downward with interest rates. Excluding other effects, the higher and increasing level of short-term interest rates in 2005 and 2006 had the effect of increasing Bank net interest income because of the wider spread earned on capital. At the same time, however, a higher level of short-term interest rates may raise the expectations of members for an upward-adjusting dividend yield.

Net Interest Spread.  Earnings on capital represent one of two components in the Bank’s net interest margin. The other component is the net interest spread that the Bank earns between the yield on interest-earning assets and the cost of interest-bearing liabilities. These liabilities included $1.4 billion in member deposits and $71.5 billion in consolidated obligation bonds and discount notes at December 31, 2006. Because of the Bank’s GSE status and joint and several obligation, the Bank is able to issue consolidated obligations in the capital markets at spreads to the U.S. Treasury yield curve which are narrower than non-GSE issuers. This spread advantage is a strategic competitive advantage for the Bank. The spreads are generally directional, narrowing as rates fall and widening as rates rise. However, other factors which impact spreads include interest rate swap spreads and supply-demand dynamics. Recently, supply-demand dynamics have been a key factor as other GSEs have reduced long-term debt issuance and foreign investors, large buyers of government-sponsored enterprise debt, have been increasingly interested in purchasing longer-dated securities.

The Bank deploys its GSE-priced funding in three broad categories of assets. First, as a ready source of liquidity for members, the Bank maintains ample liquid asset portfolios of various money market investments that can be promptly converted into cash to meet member loan demand. Because these liquid assets are short-term in nature and of high asset quality, spreads between these assets and consolidated obligation funding can be as low as six basis points or less.

A second asset category is loans to members, which totaled $49.3 billion at December 31, 2006, and represented 63.8% of total assets. In order to maximize the value of membership, the Bank strives to price its loans at levels that members will find not only competitive, but positively advantageous relative to their other sources of wholesale funding. Typically, the aggregate spread on the Bank’s loan portfolio averages approximately 15 to 28 basis points over the Bank’s cost of funds. In effect, members of the Bank receive funding as if they were drawing funds from the capital markets as double-A rated financial institutions.

Over the past year, the Bank has experienced net interest spread compression in the loans to members portfolio for several reasons. First, the competition for lending to members has increased over the past year. The flat to inverted yield curve has reduced the number of investment options. This has caused Wall Street firms and correspondent commercial banks to look for other investment opportunities. To fill that balance sheet void, they have been offering very competitive pricing for structured repurchase transactions to money center, regional and large community banks. Second, growth in the brokered CD market across all market segments has produced additional competitive pressure on wholesale lending opportunities to members. Third, the softening of the residential real estate market has lowered the overall demand for wholesale funding. This softer demand for funding has resulted in a narrowing of the Bank’s pricing spreads to maintain the loans to members portfolio. Management expects this trend of narrowing net interest spreads in the loans to members portfolio to continue for the foreseeable future.

The Bank holds a third segment of its assets in mortgage-based investments. Mortgage-based investments are deemed to be consistent with the Bank’s housing mission and produce wider spreads against consolidated obligation funding. At December 31, 2006, the Bank held $10.9 billion in MBS. A second category of mortgage-based assets held by the Bank is originated through the Mortgage Partnership Finance (MPF) Program. At December 31, 2006, MPF loans totaled $7.0 billion and represented 9.0% of the Bank’s assets. In terms of financial performance and impact on spread, MPF is similar to MBS in that the Bank expects to earn a wider spread on MPF loans in order to enhance the weighted average net interest spread on total assets.

The Bank’s spread between asset yields and the cost of underlying funds is an area of keen focus for management. While earnings on capital are driven by market interest rates, the spread that the Bank earns between interest-earning assets and interest-bearing funds is determined by several factors. The Bank must successfully intermediate between the amount, timing, structure and hedging of its debt issuance and the deployment of funds in loans to members or in attractive investment opportunities as they arise. The Bank must maintain balance sheet liquidity for which the cost is holding a portfolio of lower-yielding assets. Management is challenged to find and position investment assets that conform to standards of triple-A or double-A rated credit quality while respecting limits on interest rate risk exposure.

Leverage.  Under the GLB Act, the Bank is required at all times to maintain a ratio of regulatory capital-to-assets at a level of four percent or higher. The reciprocal of this ratio, known as leverage, is the ratio of assets to capital and cannot exceed 25 times. The degree of leverage that the Bank maintains directly affects the Bank’s resulting return on capital and, therefore, its dividend-paying capacity. The higher the degree of leverage allowed and attained, the higher the potential return on capital that the Bank can achieve. During periods of a weak economy and reduced demand for loans by members, the Bank’s loan portfolio may shrink in size, and with limits on the size of allowable investment portfolios, the overall balance sheet size of the Bank may contract noticeably. The Bank may strive to maintain an optimal degree of leverage by repurchasing excess capital stock held by its members. Since the leverage limit of 25 times capital cannot be exceeded, it is necessary as a practical matter for the Bank to operate at a lower degree of leverage to allow for the day-to-day flow of assets and funds. Management strives to maintain leverage generally in a range of 21 times to 24 times capital. This serves to optimize the Bank’s return on capital within applicable regulatory limits.

Duration.  The Bank uses various metrics to measure, monitor and control its interest rate risk exposure. Policies on interest rate risk management established by the Board of Directors focus on duration of equity as a key measurement and control device for managing and reporting on the Bank’s exposure to changing interest rate environments. Under Board policy, the Bank must maintain a base case duration of equity within 4.5 years, and in shock cases of +/- 200 basis points, within 7 years. Management believes that these duration limits are relatively conservative compared to a conventional banking institution. It is the intent of the Board and management to maintain a comparatively low interest rate risk profile. The Bank’s liquid asset portfolios, because of their short-term maturity, do not expose the Bank to meaningful interest rate risk. The Bank’s member loan portfolio is hedged to a relatively balanced interest rate risk position. The interest rate risk in the Bank’s balance sheet is principally located in the MBS and MPF portfolios and their associated funding. These mortgage portfolios may be short-funded to a degree, giving rise to duration risk. Because of the extension and prepayment risk inherent in mortgage assets, the mortgage portfolios are also the principal source of convexity risk in the Bank.

The flow of assets, funding and capital in the Bank causes the Bank’s duration position to fluctuate on a daily basis. Also, rising interest rates exert upward pressure on the Bank’s duration of equity, while falling rates tend to have the opposite effect. Interest rates in the two- to ten-year portion of the yield curve were at their lowest of the year in early January 2006. These rates then trended upward into June 2006 before trending back down into December 2006. In all, these rates ended the year approximately 30 to 50 basis points higher than where they were at the start of the year. The incremental costs of hedging duration and convexity by issuing fixed-rate debt or purchasing option contracts have the impact of reducing the Bank’s earnings.

In a strengthening economy with rising interest rates, the Bank’s financial performance may be improved by higher earnings on capital, widening net interest spreads and growing loan demand. Yet these positive influences are offset to some degree because the same economic circumstances increase the Bank’s duration of equity and create a need to spend resources to reduce this exposure. Conversely, weak economic circumstances and falling rates typically reduce the Bank’s duration profile and the costs of policy compliance, but this benefit may be offset by declining earnings on capital.

Interest Rates and Yield Curve Shifts.  The final important determinant in the financial performance of the Bank involves shifting movements in the yield curve. The Bank’s earnings are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. As a rule, flattening of the yield curve tends to compress the Bank’s net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spread.

The performance of the Bank’s portfolios of mortgage assets is particularly affected by shifts in the ten-year maturity range of the yield curve, which is the point that heavily influences mortgage pricing and refinancing trends. Changes in the shape of the yield curve, particularly the portion that drives fixed-rate residential mortgage yields, can also have a pronounced effect on the pace at which borrowers refinance to prepay their existing loans. Since the Bank’s mortgage loan portfolio is composed of fixed-rate mortgages, changes in the yield curve can have a significant effect on earnings. When rates decline, prepayments increase, resulting in a shorter average loan life which can cause an accelerated write-off of any associated premiums or discounts. In addition, when higher coupon mortgage loans prepay at a faster pace, the resulting aggregate yield on the remaining loan portfolio declines.

The volatility of yield curve shifts may also exert an effect on the Bank’s duration of equity and the cost of duration policy compliance. Volatility in interest rates may force management to spend resources on duration hedges to maintain compliance, even though a subsequent, sudden reversal in rates may make such hedges unnecessary. Volatility in interest rate levels and in the shape and slope of the yield curve increases the cost of compliance with the Bank’s duration limit.

In summary, volatility in interest rates, the shifting slope of the yield curve, and movements in the ten-year maturity range of the curve challenge management as it seeks to optimize net interest spread, maintain duration of equity compliance at the least cost and hedge the volatility of mortgage loan premium expense.

Key Business Strategies and 2007 Outlook

In addition to the five principal determinants of Bank performance described above, in 2006, the Bank adopted a new strategic plan with key goals to set future direction and shape performance. The five strategic goals are: (1) Renew a Strong Customer-Centric Focus; (2) Maximize Member Value; (3) Champion Affordable Housing and Community Development; (4) Foster a Stimulating Work Environment; and (5) Enhance Infrastructure.

Over the past several years, management has been internally focused on several major initiatives driven primarily by regulatory requirements. Now that these initiatives — including registration with the SEC, updating systems and processes to become compliant with the Sarbanes-Oxley Act and creating a Risk Management function — have been successfully completed, management’s strategic focus once again returns to the Bank’s members, both as customers expecting valuable products and services, as well as shareholders expecting excellent financial performance.

Renew a Strong Customer-Centric Focus.  Management defines customer-centric focus to include the careful targeting and pursuit of various membership segments in order to anticipate and meet customers’ evolving business strategies. Meeting this goal will require making the most of the unique opportunities provided by the Bank’s geography and identifying and maximizing the Bank’s abilities to tailor products and services.

This goal has three specific business imperatives.  First is to deepen relationships with existing customers to further penetrate the market. This requires enhancing current products, broadening acceptance of certain collateral types, enhancing delivery channels and reducing time-to-market with new and existing products. The second imperative is to broaden the customer base. This requires recruiting additional members, including de novo chartered banks, insurance companies and credit unions, while also acting as a capital markets partner with customers. The third imperative is to engage in emerging business opportunities jointly with other FHLBanks. By combining talent and resources, management envisions new capacity to develop new products and services as well as more creative and efficient ways to serve members.

Maximize Member Value.  Because FHLBank members are both customers and stockholders, management defines member value as both attractively priced products and services and a suitable dividend. Both components of value must be delivered while management, at the same time, works to protect the stockholders’ investment and enhance the Bank’s ability to provide resources to support affordable housing and community development.

This goal includes two business imperatives.  First, management must balance risks while providing long-term earnings growth and modest earnings volatility. In addition, the Bank must improve its decision-making processes and management information with enhanced financial analysis capabilities.

Champion Affordable Housing and Community Development.  In addition to the Bank’s mandate to provide programs for affordable housing and community development, management strives to provide leadership and opportunities for members to expand their participation in both affordable housing and community/economic development. Accordingly, this strategic goal focuses on leveraging the Bank’s financial and human resources to promote quality community and neighborhood revitalization.

Business imperatives in this goal include investing in emerging communities, addressing the critical housing needs throughout the district, expanding the participation of member banks in FHLBank programs, providing outreach and education for community banks that may not have sufficient staff for CRA-type programs and seeking new opportunities in community-oriented ventures.

Foster a Stimulating Work Environment.  Because the Bank’s employees are critical to its ongoing success, this goal recognizes the need to attract, develop and retain talented, hardworking, motivated employees who are driven to meet the needs of the Bank’s customers and communities. Management strives to instill a culture of dignity, respect, integrity, responsibility, work/life balance and competitive compensation. This environment should foster personal development opportunities and encourage individual and team contributions that serve member needs.

Enhance Infrastructure.  Because infrastructure is a necessary foundation for continuing success in a changing world, this goal focuses on enhancing the Bank’s organizational capacity, through technology processes and expertise, to create an atmosphere of “competitive compliance.” Management will continue to cultivate staff and deploy technology at levels that anticipate changing business and regulatory requirements while respecting the need for cost efficiency and long-term profitability. The business imperatives in this goal include improving the Bank’s ability to prioritize and deliver infrastructure improvements and leveraging infrastructure to maintain a sound internal control environment that supports and enhances the business.

Net Interest Income

The following table summarizes the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for each of three years ended December 31.

Average Balances and Interest Yields/Rates Paid

	Year ended December 31,

	2006			2005			2004
		Interest	Avg.		Interest	Avg.		Interest	Avg.
	Average	Income/	Rate	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold(1)	$4,324	$219	5.06	$1,744	$57	3.28	$2,048	$28	1.39
Interest-bearing deposits	3,527	179	5.07	1,711	62	3.60	877	12	1.39
Investment securities(2)	11,904	558	4.69	9,706	402	4.14	8,544	323	3.78
Loans to members(3)	46,809	2,435	5.20	44,225	1,529	3.46	37,653	614	1.63
Mortgage loans held for portfolio(3)	7,330	372	5.08	8,312	402	4.83	8,577	406	4.73

Total interest-earning assets	73,894	3,763	5.09	65,698	2,452	3.73	57,699	1,383	2.40
Allowance for credit losses	(6)			(5)			(4)
Other assets	1,230			613			464

Total assets	$75,118			$66,306			$58,159

Liabilities and capital
Deposits	$1,216	58	4.79	$1,060	31	2.90	$1,309	15	1.12
Consolidated obligation discount notes	13,190	655	4.97	16,410	528	3.22	14,741	193	1.31
Consolidated obligation bonds	56,177	2,704	4.81	44,858	1,579	3.52	37,891	872	2.30
Other borrowings	29	2	7.51	120	4	3.00	234	3	1.46

Total interest-bearing liabilities	70,612	3,419	4.84	62,448	2,142	3.43	54,175	1,083	2.00
Other liabilities	1,066			863			1,320
Total capital	3,440			2,995			2,664

Total liabilities and capital	$75,118			$66,306			$58,159

Net interest spread			0.25			0.30			0.40
Impact of net noninterest- bearing funds			0.22			0.17			0.12

Net interest income/net interest margin		$344	0.47		$310	0.47		$300	0.52

Average interest-earning assets to interest-bearing liabilities	104.6%			105.2%			106.5%

Notes:

(1)	The average balance of Federal funds sold, related interest income and average yield calculations include loans to other FHLBanks.

(2)	The average balance of investment securities available-for-sale represents fair values. Related yield, however, is calculated based on cost.

(3)	Nonaccrual loans are included in average balances in determining the average rate.

Net interest income increased $34 million, or 11.2%, to $344 million for 2006, compared with the prior year. Although average interest-earning assets and interest-bearing liabilities increased 12.5% and 13.1%, respectively, compared to 2005, the increase in net interest income was primarily rate driven, as indicated in the table below. The net interest margin remained flat at 0.47%. The compression of interest rate spreads resulted in a 5 basis point decrease in the impact of net interest-earning assets. This was offset by a 5 basis point increase in the impact of net noninterest-bearing funds.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2006 and 2005 and between 2005 and 2004.

	2006 compared to 2005			2005 compared to 2004

(in millions)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income due to:
Federal funds sold	$85	$77	$162	$(5)	$34	$29
Interest-bearing deposits	65	52	117	19	31	50
Investment securities	91	65	156	46	33	79
Loans to members	89	817	906	123	792	915
Mortgage loans held for portfolio	(48)	18	(30)	(12)	8	(4)

Total	282	1,029	1,311	171	898	1,069
Increase (decrease) in interest expense due to:
Deposits	4	23	27	(3)	19	16
Consolidated obligation discount notes	(104)	231	127	24	311	335
Consolidated obligation bonds	399	726	1,125	182	525	707
Other borrowings	(3)	1	(2)	(2)	3	1

Total	296	981	1,277	201	858	1,059

Increase (decrease) in net interest income	$(14)	$48	$34	$(30)	$40	$10

The increases in average interest-earning assets from 2005 to 2006 were a result of increases in investment securities, Federal funds sold, interest-bearing deposits and loans to members. The Bank has focused on increasing liquidity, through increases in short-term investments, in response to the new consolidated obligation repayment funding requirements by the Federal Reserve, which became effective July 20, 2006. As a result of that strategy, the Bank has invested in short-term liquid assets when short-term rates have been increasing, thus providing an increase to interest income from both volume and rates.

The $2.6 billion, or 5.8%, increase in loans to members in the current year over year comparison had a positive impact on interest income from the volume side. However, the primary driver, as noted in the above table, was interest rate related. The Bank’s loans to members portfolio has experienced a fundamental shift in the type of loans that the Bank’s members are requiring, with growth in longer-term loans with slightly higher interest rates. The average loans to members portfolio detail is provided in a table below.

The mortgage loans held for portfolio impact was primarily volume related as this portfolio declined from 2005 to 2006. This decline was due to a reduction in mortgages available to be purchased from members, which resulted in portfolio run-off exceeding new loans being purchased.

The composition of the consolidated obligation portfolio has changed to longer-term bonds from short-term notes, coinciding with the shift in the Bank’s loans to members portfolio. Consolidated obligation bonds funded the additional asset levels, with averages increasing the year over year comparisons. Average discount notes negatively impacted interest expense on the volume side. The primary driver of the increase in interest expense on consolidated obligations in total was the increase in short-term interest rates.

2005 compared with 2004

Net interest income increased slightly by $10.0 million, or 3.3%, to $310 million in 2005. This increase was due to a 13.9% increase in average interest-earning assets to $65.7 billion, partially offset by a 9.6% reduction in the net interest margin to 0.47% in 2005 from 0.52% in 2004. The increase in average interest-earning assets resulted from substantial increases in loans to members and moderate growth in investment securities. Continued strength in the residential real estate market and in small business loans resulted in increased loan demand in 2005. Increases in investment securities were primarily due to higher levels of mortgage-backed securities. MBS purchases are limited by regulatory limitations to 300% of capital. Increased capital stock levels in 2005 allowed the Bank to increase the mortgage-backed securities portfolio by 20.2% as of December 31, 2005, compared to December 31, 2004. Consolidated obligation discount notes and bonds funded these asset increases, increasing by $8.6 billion on average, or 16.4%, from 2004 to 2005. The modest reduction in the net interest margin of 5 basis points was partially due to a $276 million increase in net interest-bearing liabilities and concurrent reduction in net interest-free funds. The remainder of the margin reduction was due to a significantly higher percentage of comparatively lower margin loans to members as well as the compression of interest rate spreads on interest-earning assets due to the flat yield curve.

Loans to Members Portfolio Detail:

		Average Balances
(in millions)		Year ended December 31,
Product	Description	2006	2005

RepoPlus	Short-term fixed-rate loans; principal and interest paid at maturity.	$4,679.3	$12,804.4
Mid-Term RepoPlus	Mid-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly.	20,412.4	13,242.3
Term Loans	Long-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly; (includes amortizing loans with principal and interest paid monthly); Affordable Housing Loans and Community Investment Loans.	10,518.5	7,635.1
Convertible Select	Long-term fixed-rate and adjustable-rate loans with conversion options sold by member; principal paid at maturity; interest paid quarterly.	9,718.5	9,737.4
Hedge Select	Long-term fixed-rate and adjustable-rate loans with embedded options bought by member; principal paid at maturity; interest paid quarterly.	75.8	250.8
Returnable	Loans in which the member has the right to prepay the loan after a specified period.	1,601.9	246.6

Total par value		$47,006.4	$43,916.6
Discount on AHP loans to members		(1.6)	(1.8)
Deferred prepayment fees		(0.3)	(0.8)
SFAS 133 hedging adjustment		(195.4)	310.5

Total book value		$46,809.1	$44,224.5

As noted in the chart above, there has been a significant shift from the RepoPlus product to the Mid-Term RepoPlus product. This is due in part to management efforts to extend the loans to members portfolio maturity and in part to the short-term interest rate environment. As short-term interest rates rise, overnight Federal funds and other sources of overnight funding become more attractive to members than Bank overnight loans. In addition, the growth of this portfolio may also be impacted by the following: (1) the Federal Reserve Daylight Overdraft Policy, which has put pressure on the Bank’s overnight cost of funds; (2) the slowing housing market; and (3) any potential Finance Board retained earnings rule, which could limit the Bank’s ability to declare dividends. These factors continue to put pressure on the Bank’s ability to grow the loans to members portfolio in the current pricing environment.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the full years 2006, 2005 and 2004. Derivative and hedging activities are discussed below in the other income (loss) section.

2006

		Interest Inc./	Avg.	Interest Inc./	Avg.		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$4,324	$219	5.06	$219	5.06	—	—
Interest-bearing deposits	3,527	179	5.07	179	5.07	—	—
Investment securities	11,904	558	4.69	558	4.69	—	—
Loans to members	46,809	2,435	5.20	2,206	4.71	$229	0.49
Mortgage loans held for portfolio	7,330	372	5.08	376	5.14	(4)	(0.06)

Total interest-earning assets	73,894	3,763	5.09	3,538	4.79	225	0.30
Allowance for credit losses	(6)
Other assets	1,230

Total assets	$75,118

Liabilities and capital
Deposits	$1,216	58	4.79	58	4.79	—	—
Consolidated obligation discount notes	13,190	655	4.97	655	4.97	—	—
Consolidated obligation bonds	56,177	2,704	4.81	2,474	4.40	230	0.41
Other borrowings	29	2	7.51	2	7.51	—	—

Total interest-bearing liabilities	70,612	3,419	4.84	3,189	4.52	230	0.32
Other liabilities	1,066
Total capital	3,440

Total liabilities and capital	$75,118

Net interest income/net interest spread		$344	0.25	$349	0.27	$(5)	(0.02)

2005

		Interest Inc./	Avg.	Interest Inc./	Avg.		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$1,744	$57	3.28	$57	3.28	—	—
Interest-bearing deposits	1,711	62	3.60	62	3.60	—	—
Investment securities	9,706	402	4.14	402	4.14	—	—
Loans to members	44,225	1,529	3.46	1,724	3.90	$(195)	(0.44)
Mortgage loans held for portfolio	8,312	402	4.83	411	4.94	(9)	(0.11)

Total interest-earning assets	65,698	2,452	3.73	2,656	4.04	(204)	(0.31)
Allowance for credit losses	(5)
Other assets	613

Total assets	$66,306

Liabilities and capital
Deposits	$1,060	31	2.90	31	2.90	—	—
Consolidated obligation discount notes	16,410	528	3.22	528	3.22	—	—
Consolidated obligation Bonds	44,858	1,579	3.52	1,675	3.74	(96)	(0.22)
Other borrowings	120	4	3.00	4	3.00

Total interest-bearing liabilities	62,448	2,142	3.43	2,238	3.58	(96)	(0.15)
Other liabilities	863
Total capital	2,995

Total liabilities and capital	$66,306

Net interest income/net interest spread		$310	0.30	$418	0.46	$(108)	(0.16)

2004

		Interest Inc./	Avg.	Interest Inc./	Avg.		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$2,048	$28	1.39	$28	1.39	—	—
Interest-bearing deposits	877	12	1.39	12	1.39	—	—
Investments securities	8,544	323	3.78	323	3.78	—	—
Loans to members	37,653	614	1.63	1,221	3.24	$(607)	(1.61)
Mortgage loans held for portfolio	8,577	406	4.73	419	4.88	(13)	(0.15)

Total interest-earning assets	57,699	1,383	2.40	2,003	3.47	(620)	(1.07)
Allowance for credit losses	(4)
Other assets	464

Total assets	$58,159

Liabilities and capital
Deposits	$1,309	15	1.12	15	1.12	—	—
Consolidated obligation discount notes	14,741	193	1.31	193	1.31	—	—
Consolidated obligation Bonds	37,891	872	2.30	1,345	3.55	(473)	(1.25)
Other borrowings	234	3	1.46	3	1.46

Total interest-bearing liabilities	54,175	1,083	2.00	1,556	2.87	(473)	(0.87)
Other liabilities	1,320
Total capital	2,664

Total liabilities and capital	$58,159

Net interest income/net interest spread		$300	0.40	$447	0.60	$(147)	(0.20)

The Bank uses derivatives to hedge the fair market value changes attributable to the change in the London Interbank Offered Rate (LIBOR) benchmark interest rate. The loans to members hedge strategy generally converts fixed-rate member loans to three-month LIBOR variable-rate loans. This strategy has the impact of significantly lowering the Bank’s yield on member loans, but it also reduces the Bank’s sensitivity to interest rate fluctuations. Additionally, this hedge strategy allows the Bank to offer loans to members in whatever product structure best meets their needs. Similarly, the consolidated obligation bond’s hedge strategy converts fixed-rate bonds to variable-rate bonds. A majority of these bonds are also converted to three-month LIBOR. This strategy also has the impact of lowering the Bank’s cost of funds and reducing interest rate sensitivity.

The mortgage loans held for portfolio derivative impact increased from 2005 to 2006, to (0.06)% from (0.11)%. This was due to the amortization of fair value adjustments created under previous hedge strategies. The prior strategy hedged the fair value of the commitment to purchase mortgage loans. Currently, the Bank treats mortgage loan commitments as derivatives and no longer applies hedge accounting, pursuant to SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149).

In general, the total effect of the implementation of all of these derivative and hedge strategies was to reduce the interest rate spread by 2 basis points in 2006 compared to 16 basis points in 2005.

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

The change in the amount of amortization and accretion of premiums and discounts on mortgage loans impacts the total and variability of the Bank’s net interest income. The combination of historically low residential mortgage rates, aggressive marketing by loan originators and the availability of low cost loan products to prospective borrowers, has resulted in high levels of prepayment activity in the Bank’s mortgage loan portfolio. However, in 2006, prepayment activity decreased from those prior levels, resulting in lower net premium/discount amortization. During 2006, amortization and accretion of mortgage loan premiums and discounts resulted in a net expense of $13.5 million compared with $29.1 million in 2005.

The table below provides key information related to the Bank’s premium/discount on mortgage loans.

	Year ended December 31,

(dollars in thousands)	2006	2005	2004

Net premium / (discount) expense for the period	$13,522	$29,128	$40,374
Mortgage loan related net premium balance at period-end	$52,491	$69,611	$96,208
Mortgage loan par balance at period-end	$6,894,595	$7,558,972	$8,514,395
Premium balance as a percent of mortgage loans	0.76%	0.92%	1.13%

Other Income (Loss)

				% Change	% Change
	Year ended December 31,			2006 vs.	2005 vs.
(in thousands)	2006	2005	2004	2005	2004

Services fees	$4,369	$4,007	$4,127	9.0	(2.9)
Net gain (loss) on sale of trading securities	—	(999)	(3,286)	100.0	69.6
Net gain on sale of held-to-maturity securities	—	—	2,576	—	(100.0)
Net gain (loss) on derivatives and hedging activities	7,039	4,185	(106,327)	68.2	103.9
Other, net	2,224	209	1,261	—	(83.4)

Total other income (loss)	$13,632	$7,402	$(101,649)	84.2	107.3

Investment Securities Gains and Losses.  Certain investment securities within the Bank’s portfolio are classified as trading and changes in the market value of such securities are recorded in income regardless of whether they are sold. During 2005, losses of $1.0 million were recorded on the sale of trading securities. At December 31, 2006 and 2005, the Bank no longer held any trading securities.

Derivatives and Hedging Activities.  The Bank enters into interest rate swaps, caps, floors, swaption agreements and TBA securities, referred to collectively as interest rate exchange agreements and more broadly as derivative instruments. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives fair values are either recorded in the Statement of Operations or accumulated other comprehensive income within the capital section of the Statement of Condition depending on the hedge strategy.

The Bank’s hedging strategies consist of fair value and cash flow accounting hedges as well as economic hedges. Fair value and cash flow accounting hedges are discussed in more detail below. Economic hedges address specific risks inherent in the Bank’s balance sheet, but they do not qualify for hedge accounting. As a result, income recognition on the derivatives in economic hedges may vary considerably compared to the timing of income recognition on the underlying asset or liability. The Bank does not enter into derivatives for speculative purposes to generate profits.

Regardless of the hedge strategy employed, the Bank’s predominant hedging instrument is an interest rate swap. At the time of inception, the fair market value of an interest rate swap generally equals or is close to a zero value. Notwithstanding the exchange of interest payments made during the life of the swap, which are recorded as either interest income / expense or as a gain (loss) on derivative, depending upon the accounting classification of the hedge instrument, the fair value of an interest rate swap returns to zero at the end of its contractual term. Therefore, although the fair value of an interest rate swap is likely to change over the course of its full term, upon maturity any unrealized gains and losses net out to zero.

The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness.

(in thousands)		Year ended December 31,
Type of Hedge	Asset/Liability Hedged	2006	2005	2004

Fair value hedge ineffectiveness	Loans to members	$1,822	$105	$(17)
	Mortgage loans held for portfolio	—	—	339
	Consolidated obligations	7,716	6,525	17,424

	Total fair value hedge ineffectiveness	9,538	6,630	17,746
Cash flow hedge ineffectiveness	Consolidated obligations	—	—	62
Economic hedges		(3,480)	(714)	(126,101)
Intermediary transactions		(104)	(483)	383
Other		1,085	(1,248)	1,583

Net gain (loss) on derivatives and hedging activities		$7,039	$4,185	$(106,327)

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). For the full year 2006, total ineffectiveness related to these fair value hedges resulted in a gain of $9.5 million compared to a gain of $6.6 million in 2005. During the same period, the overall notional amount decreased from $64.0 billion in 2005 to $62.9 billion in 2006. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. The $2.9 million increase in fair value hedge ineffectiveness was caused by an increase in interest rates and a change in the composition of the portfolio.

Cash Flow Hedges.  Cash flow hedges are occasionally used by the Bank to hedge anticipated debt issuance. This hedge strategy was not used in 2006, only used once in 2005, but was used more frequently during 2004.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were losses of $3.5 million in 2006 compared to a loss of $0.7 million in 2005. Losses reported for economic hedges were higher in 2006 compared to 2005 due to increases in interest rates and changes in the portfolio composition. The overall notional amount of economic hedges decreased from $4.0 billion at December 31, 2005 to $2.5 billion at December 31, 2006.

During 2004 and 2005, a significant portion of the mortgage loans acquired by the Bank under the MPF Program were being hedged using index amortizing swaps whose notional principal is tied to the outstanding balance of mortgage loans in a reference pool with similar attributes to the MPF loans being hedged. As prepayments occur in the reference pool, the notional principal of the swap declines, although the prepayment behavior between the hedged mortgage loans and the mortgage reference pools are not perfectly correlated. The Bank previously accounted for these hedges as fair value hedges receiving hedge accounting treatment. However, during 2005, management subsequently determined that these hedge relationships did not qualify for hedge accounting treatment. Therefore, as part of the restatement of the Bank’s previously issued financial statements, the Bank has recorded these index amortizing swaps as economic hedges. During the second half of 2005, all of these economic hedges were terminated.

Other Hedging Techniques.  Other hedging techniques used by the Bank to offset the potential earnings effects of loan prepayments include inclusion of callable debt instruments in the funding mix and the purchase of interest rate option contracts. Costs associated with callable debt instruments are reflected in the overall cost of funding included in the calculation of net interest margin. Gains and losses on purchased option positions are included in other net gain (loss) on derivatives and hedging activities.

Fair Value Hedge Methodology Change.  During the second quarter of 2005, the Bank evaluated its estimation methodology for determining fair value hedge adjustments for certain consolidated obligation bonds for which interest rate swaps were designated as hedges of changes in fair value due to changes in the benchmark interest rate under SFAS 133. As a result of this evaluation, management changed the estimation methodology in favor of a method that more accurately calculates the fair value of the hedged item, as further described below.

In general, when an interest rate swap is designated as a hedge of changes in fair value of the hedged item attributable to changes in the benchmark LIBOR yield curve, a constant spread adjustment to the LIBOR yield curve is determined that reflects a market interest rate on the hedged item at the inception of the hedging relationship. Prior to the change in estimation methodology, the unamortized debt issuance cost was used as a component of the market value of the bond. Management has determined that a different discount spread adjustment methodology would have more accurately reflected the changes in fair value due to changes in the benchmark interest rate.

Management has determined that the differences between the previous estimation methodology and the new estimation methodology are immaterial to prior periods. The change was implemented as of November 30, 2005 and has been reflected as a change in estimate. As of November 30, 2005, the cumulative difference between the two estimation methodologies was a reduction to income before assessments of approximately $4 million, which has been recorded in net gain (loss) on derivatives and hedging activities. Additionally, it is expected that the use of the new methodology will lead to increased volatility in reported ineffectiveness associated with these hedging relationships due to the introduction of a difference in the initial valuation basis between the bond and the interest rate swap that is subject to fluctuation with interest rates. Therefore, there will be increased volatility in the amount of gains and losses from derivative and hedging activities and reported net income in future periods.

Intermediary Transactions.  The following table details the net gains and losses on intermediary transactions.

	Year ended December 31,
(in thousands)	2006	2005	2004

Contracts with members — fair value change	$(1,812)	$(2,328)	$(1,353)
Contracts with counterparties — fair value change	1,699	1,721	1,551

Net fair value change	(113)	(607)	198
Interest income due to spread	9	124	185

Net gain (loss) on intermediary derivative activities	$(104)	$(483)	$383

From time to time, the Bank serves as an intermediary for its member institutions by entering into offsetting interest rate exchange agreements between its members and other counterparties. This intermediation allows smaller members access to the derivatives market. The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through other income in “net gain (loss) on derivatives and hedging activities.” The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. All derivative contracts which the Bank enters into with a member for this purpose are generally accompanied by counterparty trades that offset the member trade except for a negligible spread that the Bank receives as compensation for this member service. Generally, no fees are charged to the members for this type of transaction. The gross notional amount (including both the member and offsetting counterparty contracts) of intermediary contracts for the years ended December 31, 2006 and 2005, were $27.4 million, and $94.4 million, respectively. The table above displays the gross change in fair value for both intermediary member contracts and the offsetting intermediary counterparty contracts.

2005 compared with 2004

Investment Securities Gains and Losses.  During 2005, losses of $1.0 million were recorded on the sale of trading securities. The Bank no longer holds any trading securities. A net gain of $2.6 million relating to the sale of municipal security investments previously classified as held-to-maturity was recorded in 2004. Sales of held-to-maturity securities are permissible given a change in one or more specified circumstances.

Derivative and Hedging Activities.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. For the full year 2005, total ineffectiveness related to these fair value hedges resulted in a gain of $6.6 million compared to a gain of $17.7 million in 2004. A large component of the gain in 2005 resulted from a change in fair value valuation methodology used on consolidated obligations.

For economic hedges, a loss of $0.7 million was recorded in 2005 compared to a loss of $126.1 million in 2004. The decline in losses was due to large gains in the index amortizing swap portfolio.

Other Expense

				% Change	% Change
	Year ended December 31,			2006 vs.	2005 vs.
(in thousands)	2006	2005	2004	2005	2004

Operating — salaries and benefits	$35,165	$30,792	$24,925	14.2	23.5
Operating — occupancy	3,293	2,594	2,385	27.0	8.8
Operating — other	18,510	16,070	15,029	15.2	6.9
Finance Board	2,076	2,206	1,743	(5.9)	26.6
Office of Finance	1,872	2,064	1,716	(9.3)	20.3

Total other expenses	$60,916	$53,726	$45,798	13.4	17.3

Other expenses totaled $60.9 million in 2006 compared to $53.7 million in 2005. Excluding the operating expenses of the Finance Board and Office of Finance described below, other expenses increased $7.5 million, or 15.2%, compared to the prior year. The majority of this increase was due to higher salaries and employee benefits expense, which increased $4.4 million, or 14.2%. This increase was due primarily to an overall increase in staffing on a full year comparison basis. In addition, the current year expense included $1.0 million related to a retirement plan lump sum payment made in the first quarter of 2006.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Board and the Office of Finance. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations and totaled $3.9 million in 2006 and $4.3 million in 2005. The Bank has no control over the operating expenses of the Finance Board. The FHLBanks are able to exert a limited degree of control over the operating expenses of the Office of Finance due to the fact that two directors of the Office of Finance are also FHLBank presidents.

2005 compared with 2004

Other expense totaled $53.7 million in 2005, compared to $45.8 million in 2004, an increase of 17.3%. Excluding the operating expenses of the Finance Board and Office of Finance described below, total other expense increased $7.1 million, or 16.8%. This increase was due almost entirely to higher salaries and employee benefits, which increased $5.9 million for the full year 2005 compared to 2004. As of December 31, 2005, full-time equivalent staff were 242 positions, an increase of 24 positions from December 31, 2004. During 2005, the Bank significantly expanded staffing levels in the capital markets, mortgage, accounting, risk management and information technology departments.

As noted above, the twelve FHLBanks are responsible for the operating expenses of the Finance Board and the Office of Finance. These payments are reported as other expense on the Bank’s Statement of Operation and totaled $4.3 million in 2005 and $3.5 million in 2004.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

				% Change	% Change
	Year ended December 31,			2006 vs.	2005 vs.
(in thousands)	2006	2005	2004	2005	2004

Affordable Housing Program (AHP)	$24,218	$21,374	$13,234	13.3	61.5
REFCORP	54,118	47,951	29,714	12.9	61.4

Total assessments	$78,336	$69,325	$42,948	13.0	61.4

The Bank’s mission includes the important public policy goal of making funds available for housing and economic development in the communities served by the Bank’s member financial institutions. In support of this goal, the Bank administers a number of programs, some mandated and some voluntary, which make funds available through member financial institutions. In all of these programs, Bank funds flow through member financial institutions into areas of need throughout the region.

The Affordable Housing Program (AHP), mandated by statute, is the largest and primary public policy program. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner- occupied housing for households at 80% or less of the area median income. The AHP program is mandated by the Act, and the Bank is required to contribute approximately 10% of its net earnings after REFCORP to AHP and makes these funds available for use in the subsequent year. Each year, the Bank’s Board of Directors adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

In 2006, the Bank held two funding rounds. The 2006A funding round received 72 eligible applications. In June 2006, grants totaling nearly $6.6 million were awarded to 28 projects. In September 2006, four back-up projects were also awarded and an additional $1.2 million in grants. These 32 projects had a total development cost of $134.7 million and provided more than 957 units of affordable housing. The 2006B funding round received 67 eligible applications. In December 2006, grants totaling more than $6.8 million were awarded to 34 projects. These 34 projects had a total development cost of $117.0 million and provided more than 1,017 units of affordable housing.

The First Front Door (FFD) program, which is a set-aside from the AHP, provides grants to qualified low-income first-time homebuyers to assist with closing costs and down payments. For 2006, $4.7 million was allocated to FFD. For the year ended December 31, 2006, commitments totaled $6.0 million and funding totaled approximately $4.0 million.

The Community Lending Program (CLP) offers loans to members at the Bank’s cost of funds, providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2006, the CLP loan balance totaled $421 million, as compared to $364 million at December 31, 2005, reflecting an increase of $57 million, or 15.7%.

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through 2006 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final scheduled payment during the third quarter of 2015. This date assumes that the FHLBanks pay exactly $300 million annually until 2015. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

Application of the REFCORP percentage rate as applied to earnings during 2006 and 2005 resulted in annual expenses for the Bank of $54.1 million and $47.9 million, respectively. The year-to-year changes in REFCORP payments made by the Bank reflect the changes in pre-REFCORP earnings.

Financial Condition

The following is management’s discussion and analysis of the Bank’s financial condition as of December 31, 2006, which should be read in conjunction with the Bank’s audited financial statements and notes to financial statements in this report.

Asset Growth and Composition.  As a result of strong loan demand by members and increases in investment securities and interest-bearing deposits, Bank assets increased by $4.5 billion to $77.4 billion at December 31, 2006, a 6.1% increase from $72.9 billion at December 31, 2005. Loans to members increased $1.8 billion while investment securities increased $1.6 billion and interest-bearing deposits increased $0.4 billion.

Total housing finance-related assets, which include MPF Program loans, loans to members, mortgage-backed securities and other mission-related investments, increased by $2.2 billion, or 3.3%, to $68.0 billion at year-end 2006, up from $65.8 billion at year-end 2005. Total housing finance-related assets accounted for 87.9% of assets as of December 31, 2006.

Loans to Members.  At year-end 2006, total loans to members equaled $49.3 billion, as compared to $47.5 billion at year-end 2005, representing an increase of 3.9%. These December 31, 2006 and 2005 loan balances represent advances to 221 and 246 borrowing members, respectively. The number of the Bank’s members using the Bank’s loan products continues to be high by historical measures, although a significant concentration of the loans, and most of the increase, was from the Bank’s three largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base. See the discussion of Loan Concentrations in the “Risk Management” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information. The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding loan balance during 2006 and 2005.

Member Asset Size	2006	2005

Less than $100 million	54	61
Between $100 and $500 million	137	140
Between $500 million and $1 billion	45	39
Between $1 and $5 billion	26	28
Greater than $5 billion	13	12

Total borrowing members	275	280

Total membership	334	334
Percent of members borrowing	82.3%	83.8%

Growth in loans to members in 2006 continues to be driven by the residential real estate market and, to a lesser degree, by the small business loan demand of the Bank’s members’ customers. The Bank’s members also tend to rely more heavily on the Bank for their funding requirements in rising interest rate environments. Potentially, this allows the member to delay the increase in competition and higher rates required to grow deposits. In addition, some members have been opportunistically funding their balance sheets. The Bank expects the rate of growth in the loans to members portfolio to moderate during 2007 as rising interest rates reduce demand for residential real estate related loans.

The growth in the loan portfolio has been primarily in the mid-term and long-term loan product categories that do not contain options. Again due to rising rates, members have been using the long-term non-putable products to avoid the possibility of future higher interest rates. This is possible because the prepayment risk on the residential mortgage loans that the members are funding with Bank loans has been reduced. The member’s retail mortgage customers are obtaining rates that will be below market if interest rates continue to rise, reducing the likelihood of prepayment. The combined mid-term and long-term product categories increased 17.0% to $32.4 billion in 2006 and represented 65.6% and 58.2% of the portfolio in 2006 and 2005, respectively. See Item 1. Business for further information regarding the Bank’s various loan products.

On December 21, 2006, Sovereign Bank, the Bank’s largest customer, announced a balance sheet restructuring. The announcement included a de-leveraging of approximately $10 billion in assets and $10 billion in wholesale funding, including FHLBank System loans, during the first quarter of 2007. As of March 13, 2007, Sovereign’s loans outstanding have declined $2.1 billion from a December 31, 2006 balance of $18.0 billion.

Mortgage Loans Held for Portfolio.  In contrast to the growth in loans to members, net mortgage loan balances have declined 9.0%, to $7.0 billion as of December 31, 2006, compared to $7.7 billion at December 31, 2005. Based on MPF Program total dollar volume purchased from participating members, National City Bank, as successor by merger to National City Bank of Pennsylvania, represented 81% of volume purchased for 2006 and accounted for 90% of the par value of mortgage loans outstanding for the Bank for the year ended December 31, 2006. National City Bank of Pennsylvania consolidated its membership in another FHLBank district and ceased to be a member of the Bank as of July 22, 2006. See Item 1. Business and the section entitled “Mortgage Partnership Finance Program” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Bank’s mortgage loan portfolio.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table. The amount of forgone interest income on BOB loans and net nonaccrual mortgage loans, respectively, for each of the periods presented was less than $1 million. The Bank recorded $114 thousand of cash basis interest income in 2006, and none for the periods 2002 through 2005.

	Year ended December 31,
(in thousands)	2006	2005	2004	2003	2002

Loans to members	$49,335,377	$47,492,959	$38,980,353	$34,662,219	$29,250,691
Mortgage loans held for portfolio, net(1)	6,966,345	7,651,914	8,644,995	8,015,647	4,852,816
Nonaccrual mortgage loans, net	18,771	19,451	13,607	10,290	1,814
Mortgage loans past due 90 days or more and still accruing interest(2)	15,658	21,018	26,175	33,385	9,604
Banking on Business (BOB) loans, net(3)	11,469	10,653	9,545	8,487	—

Notes:

(1)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.

(2)	Government-insured loans (e.g., FHA, VA) continue to accrue interest after becoming 90 days or more delinquent.

(3)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

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

The Bank purchases government-insured FHA, government-guaranteed VA and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-insured and government-guaranteed loans is predominantly assumed by the FHA and VA, only conventional mortgage loans are evaluated for an allowance for credit losses. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers by PFIs that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment and is therefore excluded from the scope of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan. Conventional mortgage loans are generally identified as impaired when they become 90 days or more delinquent, at which time the loans are placed on nonaccrual status. Government mortgage loans that are 90 days or more delinquent remain in accrual status due to guarantees or insurance. The Bank records cash payments received on nonaccrual loans as a reduction of principal. The allowance for credit losses on the mortgage loans held for portfolio as of December 31, 2002 through 2006 was as follows:

	December 31,
(in thousands)	2006	2005	2004	2003	2002

Balance, beginning of period	$657	$680	$514	$661	$91
Charge-offs	—	(324)	—	—	—

Net (charge-offs)	—	(324)	—	—	—
Provision (benefit) for credit losses	196	301	166	(147)	570

Balance, end of period	$853	$657	$680	$514	$661

The ratio of net (charge-offs) to average loans outstanding was less than 1 basis point for the periods presented.

The allowance for credit losses for the BOB program is based on Small Business Administration (SBA) loan loss statistics, which provide a reasonable estimate of losses inherent in the BOB portfolio based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. All of the loans in the BOB program are classified as nonaccrual loans. The allowance for credit losses on the BOB loans as of December 31, 2002 through 2006 was as follows:

	December 31,
(in thousands)	2006	2005	2004	2003	2002

Balance, at the beginning of the year	$4,868	$3,394	$3,695	$10,194	$4,887
Provision (benefit) for credit losses	1,867	1,474	(301)	(6,499)	5,307

Balance, at end of the year	$6,735	$4,868	$3,394	$3,695	$10,194

Interest-bearing Deposits and Federal Funds Sold.  At December 31, 2006, these short-term investments totaled $7.0 billion, an increase of 25.3% from the December 31, 2005 balance. This growth reflects the Bank’s strategy to continue to increase its short-term liquidity position in response to changes brought about by the Federal Reserve Daylight Overdraft Policy. See further discussion in the “Liquidity and Funding Risk” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Securities.  The 14.4% increase in investment securities from December 31, 2005 to December 31, 2006, was primarily due to an increase in mortgage-backed securities (MBS). These investments are collateralized and provide a return that can significantly exceed the return on other types of investments. However, the amount that the Bank can invest in MBS is limited by regulation to 300% of regulatory capital. Because the level of capital increased in 2006, the Bank was able to increase its investment in MBS.

The following tables summarize key investment securities portfolio statistics.

	As of December 31,
(in thousands)	2006	2005	2004

Trading securities:
State or local agency obligations	—	—	$222,000
U.S. government-sponsored enterprises	—	—	—
Mortgage-backed securities	—	—	89,306

Total trading securities	—	—	$311,306

Available-for-sale securities:
Equity mutual funds	$5,362	$4,773	$4,533
Mortgage-backed securities	60,486	326,524	626,606

Total available-for-sale securities	$65,848	$331,297	$631,139

Held-to-maturity securities:
Commercial paper	$332,955	$149,405	$69,940
State or local agency obligations	779,780	815,533	553,135
Other U.S obligations	—	3,663	10,597
U.S. government-sponsored enterprises	984,941	556,260	200,000
Mortgage-backed securities	10,841,424	9,509,769	7,551,731

Total held-to-maturity securities	$12,939,100	$11,034,630	$8,385,403

As of December 31, 2006, investment securities had the following maturity and yield characteristics.

	Book
(dollars in thousands)	Value	Yield

Available-for-sale securities:
Equity mutual funds	$5,362	n/a
Mortgage-backed securities	60,486	5.62%

Total available-for-sale securities	$65,848	5.62

Held-to-maturity securities:
Commercial paper due within one year	$332,955	5.40

State or local agency obligations:
After one but within five years	379,157	5.76
After five but within ten years	14,820	4.53
After ten years	385,803	5.64

Total state or local agency obligations	779,780	5.68

U.S. government-sponsored enterprises:
Within one year	100,000	4.88
After one but within five years	750,000	5.23
After five years	134,941	4.05

Total U.S. government-sponsored enterprises	984,941	5.03
Mortgage-backed securities	10,841,424	4.67

Total held-to-maturity securities	$12,939,100	4.77

As of December 31, 2006, the held-to-maturity securities portfolio included unrealized losses of $207.5 million which are considered temporary. The basis for determination that these declines in fair value are temporary is explained in detail in Note 8 to the audited financial statements.

As of December 31, 2006, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total	Total
(in thousands)	Book Value	Fair Value

Federal Home Loan Mortgage	$1,470,319	$1,443,665
Wells Fargo Mortgage Backed Securities Trust	1,298,588	1,286,265
Federal National Mortgage Association	1,181,493	1,153,099
J.P. Morgan Mortgage Trust	1,146,079	1,139,690
Countrywide Home Loans	613,824	600,674
Structured Adjustable Rate Mortgage Loan Trust	565,511	565,572
Structured Asset Securities Corporation	471,753	457,762
Citigroup Mortgage Loan Trust	406,988	403,059
Countrywide Alternative Loan Trust	399,465	396,576
Bear Stearns Adjustable Rate Mortgages	392,227	387,281
Washington Mutual	367,965	355,492

Total	$8,314,212	$8,189,135

Deposits.  At December 31, 2006, time deposits in denominations of $100,000 or more totaled $1.0 million. The table below presents the maturities for time deposits in denominations of $100,000 or more:

		Over 3 months	Over 6 months
(in thousands)	3 months	but within	but within
By Remaining Maturity at December 31, 2006	or less	6 months	12 months	Total

Time certificates of deposit ($100,000 or more)	$1,027	$—	$—	$1,027

Short-term Borrowings.  Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank’s short-term borrowings.

	Year ended December 31,
(dollars in thousands)	2006	2005	2004

Federal funds purchased and loans from other FHLBanks:
Outstanding balance at year-end	—	—	—
Weighted average rate at year-end	—	—	—
Daily average outstanding balance for the year	$5,918	$91,533	$226,018
Weighted average rate for the year	5.33%	3.02%	1.38%
Highest outstanding balance at any month-end	—	—	1,466,000
Securities under repurchase agreements:
Outstanding balance at year-end	—	—	—
Weighted average rate at year-end	—	—	—
Daily average outstanding balance for the year	8,644	8,782	3,048
Weighted average rate for the year	5.34%	3.12%	1.43%
Highest outstanding balance at any month-end	97,794	449,471	—
Mandatorily redeemable capital stock
Outstanding balance at year-end	7,892	16,731	18,208
Weighted average rate at year-end	*	3.00%	2.43%
Daily average outstanding balance for the year	14,786	19,417	4,577
Weighted average rate for the year	9.50%	2.86%	5.43%
Highest outstanding balance at any month-end	44,980	21,457	18,208
Consolidated obligation discount notes:
Outstanding balance at year-end	17,845,226	14,580,400	15,160,634
Weighted average rate at year-end	5.26%	4.13%	2.09%
Daily average outstanding balance for the year	13,189,561	16,409,649	14,741,227
Weighted average rate for the year	4.97%	3.23%	1.31%
Highest outstanding balance at any month-end	17,845,226	21,715,136	18,650,485
Total short-term borrowings:
Outstanding balance at year-end	17,853,118	14,597,132	15,178,842
Weighted average rate at year-end	5.26%	4.11%	2.12%
Daily average outstanding balance for the year	13,218,910	16,529,381	14,974,870
Weighted average rate for the year	4.97%	3.23%	1.33%

*	No dividends were declared in December 2006; therefore, there is no calculated rate.

Contractual Obligations.  The following table summarizes significant contractual obligations for the payment of liabilities by due date or by stated maturity date at December 31, 2006 at par.

		Less than	One to three	Four to five
(in thousands)	Total	one year	years	years	Thereafter

Consolidated obligations:
Bonds(1)	$53,406,100	$14,799,570	$17,640,530	$7,781,000	$13,185,000
Index amortizing notes(1)	3,606,483	21,831	548,372	1,498,876	1,537,404
Discount notes	17,933,218	17,933,218	—	—	—
Operating leases:
Premises	$8,015	$2,422	$4,633	$960	$—
Equipment	795	250	381	164	—

Notes:

(1)	Specific bonds or notes incorporate features, such as calls or indicies, which could cause redemption at different times than the stated maturity dates.

Commitment and Off-balance Sheet Items.  At December 31, 2006, the Bank is obligated to fund approximately $66.5 billion in additional loans to members, $4.3 million of mortgage loans, $969.6 million in outstanding standby letters of credit and $98.0 million in consolidated obligations. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits.

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

At December 31, 2006, Bank retained earnings stood at $254.8 million, representing an increase of $66.3 million, or 35.2%, over December 31, 2005. In 2006, the Bank exceeded its longer-term retained earnings target of $200 million by first quarter 2006. Prior to reaching the retained earnings target, the Bank paid out less than 100% of net income in dividends. Any future dividend payments are subject to the approval of the Board of Directors. The retained earnings target has not been established as a static figure; it is subject to modification as conditions warrant and, as a matter of policy, the Bank’s Board of Directors continues to evaluate this target in light of prevailing conditions. On March 8, 2006, the Finance Board published a proposed rule, “Excess Stock Restrictions and Retained Earnings Requirements for the Federal Home Loan Banks.” On December 22, 2006, a final rule, “Limitations on Issuance of Excess Stock,” was approved, which prohibits the Bank from issuing additional excess stock or paying stock dividends if excess capital stock is greater than one percent of its assets. It also requires that dividends be declared and paid only out of known income, as is the Bank’s current practice. However, this rule did not address the establishment of a required minimum retained earnings balance for the FHLBanks, which was a component of the original proposal. The Finance Board plans to conduct a comprehensive review of the FHLBank System’s risk-based capital requirements and it is expected that the level of retained earnings will be considered in that process. The following table summarizes the change in retained earnings:

(in thousands)	2006	2005	2004

Balance, beginning of the year	$188,479	$77,190	$2,645
Net income	216,462	191,805	118,855
Dividends	(150,164)	(80,516)	(44,310)

Balance, end of the year	$254,777	$188,479	$77,190

Payout ratio (dividends/net income)	69.4%	42.0%	37.3%

Operating Segment Results

The following is management’s discussion and analysis of the Bank’s operating segment results for the years ended December 31, 2006, 2005 and 2004, which should be read in conjunction with Note 22 to the audited financial statements.

The Bank operates two segments differentiated by products. The first segment entitled Traditional Member Finance encompasses a majority of the Bank’s activities, including but not limited to, providing loans to members; investments; and deposit products. The MPF, or Mortgage Finance, segment purchases loans from members and funds and hedges the resulting portfolio.

Results of segments are presented based on management accounting practices and the Bank’s management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to Generally Accepted Accounting Principles. Therefore, the financial results of the segments are not necessarily comparable with similar information at other FHLBanks or any other company.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the segment. Methodologies are refined from time to time as management accounting practices change. Borrowings are allocated to the Mortgage Finance segment based on mortgage loans outstanding. All remaining borrowings and all capital remain in the Traditional Member Finance business. The allowance for credit losses pertaining to mortgage loans held for portfolio is allocated to the Mortgage Finance segment and the allowance for credit losses pertaining to Banking on Business loans is allocated to Traditional Member Finance. Derivatives are allocated to segments consistent with hedging strategies. Cost incurred by support areas not directly aligned with the segment are allocated based on estimated usage of services.

The following tables set forth the Bank’s financial performance by operating segment for the years ended December 31, 2006, 2005 and 2004.

	Traditional	MPF® or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2006
Net interest income	$314,544	$29,786	$344,330
Provision for credit losses	2,052	196	2,248
Other income (loss)	18,968	(5,336)	13,632
Other expenses	56,353	4,563	60,916

Income before assessments	275,107	19,691	294,798
Affordable Housing Program	22,611	1,607	24,218
REFCORP	50,501	3,617	54,118

Total assessments	73,112	5,224	78,336

Net income before cumulative effect of change in accounting principle	$201,995	$14,467	$216,462

Total assets	$70,410,113	$6,966,345	$77,376,458

2005
Net interest income	$236,213	$73,330	$309,543
Provision for credit losses	1,211	878	2,089
Other income (loss)	13,092	(5,690)	7,402
Other expenses	49,852	3,874	53,726

Income before assessments	198,242	62,888	261,130
Affordable Housing Program	16,240	5,134	21,374
REFCORP	36,400	11,551	47,951

Total assessments	52,640	16,685	69,325

Net income before cumulative effect of change in accounting principle	$145,602	$46,203	$191,805

Total assets	$65,246,297	$7,651,914	$72,898,211

2004
Net interest income	$118,345	$181,425	$299,770
Provision for credit losses	142	166	308
Other income (loss)	40,252	(141,901)	(101,649)
Other expenses	42,887	2,911	45,798

Income before assessments	115,568	36,447	152,015
Affordable Housing Program	10,259	2,975	13,234
REFCORP	23,020	6,694	29,714

Total assessments	33,279	9,669	42,948

Net income before cumulative effect of change in accounting principle	$82,289	$26,778	$109,067

Total assets	$52,423,603	$8,644,995	$61,068,598

Total net income for full year 2006 increased to $216.5 million, up $24.7 million from $191.8 million in the same year-ago period. This increase was driven by a $56.4 million increase in the net income of the Traditional

Member Finance segment, partially offset by a $31.7 million decrease in the net income of the Mortgage Finance Segment.

For the year ended December 31, 2006, net income in the Traditional Member Finance segment increased $56.4 million, from $145.6 million in the prior year to $202.0 million in the current year. This increase was primarily due to a $78.3 million increase in net interest income, partially offset by a $6.5 million increase in other expenses. The increase in net interest income was due to both growth in total interest-earning assets, primarily short-term investments, and the impact of a rising rate environment. The increase in other income was due in part to fluctuations in the fair value hedge ineffectiveness on the loans to members and consolidated obligations portfolios. The increase in other expenses was driven primarily by higher salaries and benefits.

For the year ended December 31, 2006, net income in the Mortgage Finance segment decreased $31.7 million, from $46.2 million in 2005 to $14.5 million in 2006. This decrease was primarily due to lower net interest income, which decreased from $73.3 million in 2005 to $29.8 million in 2006. The decline in net interest income was attributable in part to the use of index-amortizing swaps in 2005, as discussed below, as well as the continued run-off of the mortgage loan portfolio. In addition, 2006 results for the Mortgage Finance segment reflected a change in the funding of a portion of the segment-related debt. The 2006 debt was funded at higher, long-term rates. In 2005, approximately $2.8 billion of debt was funded at lower, short-term rates.

In 2005, index-amortizing swaps were used to economically hedge the fair value of mortgage loans held for portfolio. Included in other income (loss) was a net increase in fair value of the index-amortizing swaps for 2005 of $44.8 million. In addition, net interest expense on these economic hedges of $44.8 million for 2005 was booked to other income (loss). These swaps were terminated in 2005 and funding of these mortgage loans for 2006 was accomplished primarily via amortizing debt issuances. The interest expense on this debt in 2006 was reflected in net interest income.

Other Financial Information

Selected Quarterly Financial Data

The following is a summary of the Bank’s unaudited quarterly operating results for each quarter for the two years ended December 31, 2006.

	2006
	First	Second	Third	Fourth
(in thousands)	Quarter	Quarter	Quarter	Quarter

Interest income	$823,119	$905,237	$997,908	$1,036,840
Interest expense	744,869	818,263	908,124	947,518

Net interest income before provision	78,250	86,974	89,784	89,322
Provision for credit losses	570	46	509	1,123

Net interest income after provision	77,680	86,928	89,275	88,199
Other income	6,267	2,059	218	5,088
Other expense	16,303	15,528	14,981	14,104
Assessments	17,957	19,506	19,818	21,055

Net income	$49,687	$53,953	$54,694	$58,128

Earnings per share	$1.68	$1.68	$1.68	$1.73

	2005
	First	Second	Third	Fourth
(in thousands)	Quarter	Quarter	Quarter	Quarter

Interest income	$463,558	$563,331	$655,834	$769,076
Interest expense	386,200	486,162	577,937	691,957

Net interest income before provision	77,358	77,169	77,897	77,119
Provision (benefit) for credit losses	637	297	(102)	1,257

Net interest income after provision	76,721	76,872	77,999	75,862
Other income	34,948	(53,646)	24,236	1,864
Other expense	12,488	13,128	13,604	14,506
Assessments	26,324	2,690	23,527	16,784

Net income	$72,857	$7,408	$65,104	$46,436

Earnings per share	$2.94	$0.27	$2.20	$1.46

Mortgage Partnership Finance (MPF) Program

Mortgage Loan Portfolio

As of December 31, 2006, the par value of the Bank’s mortgage loan portfolio totaled $6.9 billion, a decrease of $0.7 billion, or 9.2%, from the December 31, 2005 balance of $7.6 billion. These balances were approximately 8.9% and 10.4% of period-end total assets, respectively. The average mortgage loan portfolio balance for 2006 was $7.3 billion, a decrease of $1.0 billion or 11.8% from 2005. These decreases were due primarily to less availability of mortgages to be purchased coupled with the continued run-off of the existing portfolio. The tables below present additional mortgage loan portfolio statistics and portfolio balances categorized by term and product.

(dollars in thousands)	2006	2005	2004

Mortgage loans net interest income	$372,520	$401,742	$405,775
Average mortgage loans portfolio balance	$7,329,638	$8,311,338	$8,576,381
Average yield	5.08%	4.83%	4.73%
Weighted average coupon	5.82%	5.83%	5.65%
Weighted average estimated life	5.8 years	5.1 years	6.2 years

	December 31,	December 31,
(in thousands)	2006	2005

Fixed-rate 15-year single-family mortgages	$1,314,990	$1,529,441
Fixed-rate 20 and 30-year single-family mortgages	5,579,605	6,029,531

Subtotal par value of mortgage loans held for portfolio	6,894,595	7,558,972
Unamortized premiums	79,579	97,055
Unamortized discounts	(27,088)	(27,444)
SFAS 133 hedging adjustments	20,112	23,988

Total mortgage loans held for portfolio, net	6,967,198	7,652,571
Less: Allowance for credit losses	853	657

Total mortgage loans, net of allowance for credit losses	$6,966,345	$7,651,914

	December 31,		December 31,
	2006		2005

(dollars in thousands)	Balance	Percent	Balance	Percent

Conventional loans:
Original MPF	$465,998	6.8	$435,744	5.8
MPF Plus	5,805,784	84.2	6,382,921	84.4

Total conventional loans	6,271,782	91.0	6,818,665	90.2
Government-insured loans:
MPF Government	622,813	9.0	740,307	9.8

Total par value	$6,894,595		$7,558,972

The following table presents a geographic breakdown of the mortgage loans held by the Bank according to participating member loan originations and based on the unpaid principal balance at the end of each period.

	December 31,	December 31,
	2006	2005

Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD and WI)	20.3%	20.0%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI and VT)	21.3	20.8
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV)	27.2	27.3
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT)	16.6	16.9
West (AK, CA, GU, HI, ID, MT, NV, OR, WA and WY)	14.6	15.0

Total	100.0%	100.0%

Participating Financial Institution (PFI) Agreement.  Members must specifically apply to become a PFI. The Bank reviews the general eligibility of the member including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The member and the Bank enter into an MPF Program Participating Financial Institution Agreement (PFI Agreement). The purpose of the PFI Agreement is to: (1) establish the member as an approved seller of mortgages to the Bank and an approved servicer of mortgages held by the Bank; and (2) to provide the terms and conditions for the origination or purchase, including required credit enhancement, and servicing of the mortgages to be purchased by the Bank. Under the terms of the PFI Agreement, the Bank has no obligation to enter into any commitment to purchase loans. However, once the Bank and the PFI enter into a delivery commitment, it is binding on both the PFI and the Bank.

As of December 31, 2006, 58 members were approved participants in the MPF Program. Of the Bank’s 10 largest members, 4 members have executed PFI agreements: PNC Bank, NA; Sovereign Bank; Chase Manhattan Bank, USA, NA; and Citicorp Trust Bank, FSB.

Mortgage Loan Purchases.  The Bank and the PFI enter into a Master Commitment which provides the general terms under which the PFI will deliver mortgage loans, including a maximum loan delivery amount, maximum credit enhancement amount and expiration date. Mortgage loans are purchased by the Bank directly from a PFI pursuant to a delivery commitment, which is a binding agreement between the PFI and the Bank. Each MPF loan delivered must conform to specified ranges of interest rates and maturity terms for delivery specified in the delivery commitment. Prior to requesting funding for a mortgage loan, the PFI must designate under which delivery commitment the loan will be funded and must submit certain data concerning the loan so that a credit enhancement analysis and calculation can be completed. Typically, except for a minimal tolerance, the amount of the mortgage loans funded under a delivery commitment may not exceed the amount of the delivery commitment. Delivery commitments that exceed the minimal tolerance or are not fully funded by their expiration date are subject to pair-off fees or extension fees which protect the Bank against changes in market prices.

Mortgage Loan Participations.  The Bank may sell participation interests in purchased mortgage loans to other FHLBanks, institutional third party investors approved in writing by the FHLBank of Chicago, the member that provided the credit enhancement, and as of April 30, 2006, other members of the FHLBank System. Prior to April 30, 2006, the Bank regularly sold 25% participation interests in purchased mortgage loans to the FHLBank of Chicago as compensation for the transaction processing services provided by the FHLBank of Chicago. For the year ended December 31, 2006, the volume of participation interests sold to the FHLBank of Chicago was $88.0 million. The Bank has not sold any interests in mortgage loans to any FHLBank, other than the FHLBank of Chicago, since fiscal year 2000. The outstanding principal balance of participation interests sold prior to fiscal year 2000 to other FHLBanks as of December 31, 2006, was $21.8 million (comprised of $19.3 million to the FHLBank of Atlanta and $2.5 million to the FHLBank of Dallas). The Bank has not purchased any participation interests in mortgage loans from other FHLBanks since 1999 and currently holds no participations in other FHLBank mortgage loans. The Bank is responsible for monitoring the creditworthiness of each relevant member PFI and ensuring adequate collateral to secure each PFI’s obligations, including its credit enhancement obligation. The Bank must provide participants with an annual credit report on the credit condition of each PFI. The Bank is responsible for enforcing any obligations under the PFI Agreement with each member PFI. The volume of mortgage loan purchases by product is shown in the table below.

	December 31, 2006		December 31, 2005		December 31, 2004

(in thousands, except percentages)	Balance	Percent	Balance	Percent	Balance	Percent

Conventional loans:
Original MPF	$77,297	16.3	$130,638	10.7	$159,937	4.2
MPF Plus	351,625	74.3	1,091,683	89.3	3,564,973	94.6

Total conventional loans	428,922	90.6	1,222,321	100.0	3,724,910	98.8
Government-insured loans:
MPF Government	44,217	9.4	—		43,902	1.2

Total volume of mortgage loan purchases, at par value	473,139	100.0	1,222,321	100.0	3,768,812	100.0
Less: volume participated to the FHLBank of Chicago	88,031		288,694		925,997

Volume retained by the Bank, at par	$385,108		$933,627		$2,842,815

The Bank has several available options to limit growth in its mortgage balances. First, the Bank’s PFI Agreement does not obligate the Bank to purchase mortgage loans from PFIs. In addition, in select instances, the Bank has imposed monthly delivery limits on certain PFIs, and would work with PFIs to adjust volume limits, as necessary. Finally, if the Bank was faced with volume expectations that exceeded its acquisition plans, the Bank could offer to sell mortgage loans to other FHLBanks.

Restricted Securities.  The Bank does not package any mortgage loan production into mortgage-backed securities. However, the Bank, along with several other FHLBanks, participated in the MPF Shared Funding® Program, which was administered by an unrelated third party. This program allows mortgage loans originated through the MPF Program and the related credit enhancements to be sold to a third party sponsored trust and pooled into securities. The FHLBank of Chicago purchased the pooled securities, which are rated at least double-A, and either retained or partially sold them to other FHLBanks. The collateral underlying these investments is the mortgages sold by PFIs to the trust. These securities are not publicly traded, are not guaranteed by any of the FHLBanks, and have certain sale restrictions. The amortized cost of the Bank’s share of these securities was $60.4 million and $69.4 million as of December 31, 2006 and 2005, respectively.

Services Agreement with the FHLBank of Chicago.  In April 1999, the Bank and the FHLBank of Chicago entered into a services agreement, which set forth the terms and conditions of the Bank’s participation in the MPF Program. The Bank and the FHLBank of Chicago agreed that the Bank would compensate the FHLBank of Chicago for its transaction processing services by selling to the FHLBank of Chicago at least a 25% participation interest in the mortgage loans funded by the Bank. The percentage in individual mortgage loans could vary from transaction to transaction by agreement between the Bank and the FHLBank of Chicago. In the event of losses on participated loans, losses after certain adjustments are first applied to each participant’s first loss account on a pro rata basis. Additional losses are then applied to the credit enhancement obligation of the PFI or supplemental mortgage insurance as indicated by the particular MPF product. Further losses are shared based on the participation interests of the Bank and the FHLBank of Chicago. Under the services agreement, there were no minimum sales levels or transaction fees.

The MPF Program services agreement with the FHLBank of Chicago was renegotiated effective April 30, 2006. The significant changes resulting from this renegotiation are summarized as follows: (1) the contract has no set term and is cancelable by either party with 180 days’ prior notice; and (2) the Bank no longer sells a minimum 25% participation interest in mortgage loans funded by the Bank to the FHLBank of Chicago, but instead pays an annual transaction services fee, paid monthly, to the FHLBank of Chicago which is subject to change annually, ranging from 0.05% to 0.035% based on current volume.

The Bank continues to have options to limit growth in its mortgage balances by limiting its purchases of mortgage loans funded by the Bank on any day, or by selling participations to other FHLBanks or any member of the FHLB System. Sales of participations in mortgage loans purchased by the Bank may be made to other FHLBanks or members of the FHLB System contemporaneously with the purchase of such loans or at any time subsequent to the purchase. Generally, participations in mortgage loans sold contemporaneously will be sold at the same price as purchased by the Bank. Participations that are sold subsequent to the purchase of the mortgage loans by the Bank generally will be sold at current market prices. The credit enhancement obligations of the PFI and the credit enhancement fees paid by the Bank are integral to the MPF mortgage loans and cannot be stripped off or otherwise separated from the underlying mortgage loans. Thus, the credit enhancement will be conveyed with a sale of a 100% participation in a mortgage loan; if the participation is for less than 100% of the loan, the credit enhancement fee will be shared by the Bank and the participant, in accordance with the terms of the applicable MPF Program product.

Mortgage loans are purchased directly from PFIs through the transactional services provided by the FHLBank of Chicago. As part of the services provided, the FHLBank of Chicago establishes daily pricing for mortgage loans and provides reporting for both the PFI and Bank. The FHLBank of Chicago also acts as the master custodian and master servicer for the Bank and provides the necessary quality control services on purchased mortgage loans. See Exhibit 10.7 for more information about the services agreement.

Servicing

Mortgage Loan Servicing.  Under the MPF program, PFIs may retain or sell servicing to third parties. The Bank does not service loans or own any servicing rights. The Bank must approve any transfers of servicing to third parties. The FHLBank of Chicago acts as the master servicer for the Bank and has contracted with Wells Fargo Bank, N.A. to fulfill the master servicing duties. The Bank pays the PFI or third party servicer a servicing fee to perform these duties; the fee is generally 25 basis points for conventional loans.

The PFI is responsible for collecting the borrower’s monthly payments and otherwise dealing with the borrower with respect to the MPF loan and the mortgaged property. Monthly principal and interest payments are withdrawn from the PFI’s deposit account on the 18th day (or prior business day) of each month based on reports the PFI is required to provide to the master servicer.

If an MPF loan becomes delinquent, the PFI is required to contact the borrower to determine the cause of the delinquency and whether the borrower will be able to cure the default. If the PFI determines that an MPF loan that has become 90 days delinquent is not likely to be brought current, the PFI is required to commence foreclosure activities in accordance with the MPF Guides.

The risks to the Bank include improper servicing and/or default by the PFI or third party servicer. The Bank has in place several controls or contractual terms to mitigate these risks. As master servicer, the FHLBank of Chicago must bring any material concerns to the attention of the Bank. Major deficiencies in satisfying servicing requirements could result in a PFI’s servicing rights being terminated for cause and the servicing of the particular mortgage loans being transferred to a new servicer.

Credit Exposure

Underwriting Standards.  Purchased mortgage loans must meet certain underwriting standards established in the MPF Program guidelines. Key standards and/or eligibility guidelines include the following loan criteria:

•	Conforming loan size, established annually; may not exceed the loan limits permitted, to be set by the Office of Federal Housing Enterprise Oversight (OFHEO);

•	Fixed-rate, fully-amortizing loans with terms from 5 to 30 years;

•	Secured by first lien mortgages on owner-occupied residential properties and second homes;

•	95% maximum loan-to-value; all loan-to-value ratios are based on the loan purpose, occupancy and borrower citizenship status; all loans with loan-to-value ratios above 80% require primary mortgage insurance coverage; and

•	Unseasoned or current production with up to 5 payments made by the borrowers.

Under the MPF Program, the FHLBank of Chicago and the PFI both conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. Under the MPF Program, individual loans which fail these reviews are required to be repurchased by the PFI at par. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are permitted to be repurchased by the PFI. While the repurchase of these government mortgage loans is not required, PFIs have historically exercised their option to repurchase these loans. For the years 2006 and 2005, the total funded amount of repurchased mortgage loans was $13.9 million and $30.7 million, or 3.6% and 3.3% of total funded loans, respectively.

Layers of Loss Protection.  The Bank is required to put a credit enhancement structure in place that assures that the Bank’s exposure to credit risk on mortgage loans is no greater than that of a mortgage asset rated at least double-A. The PFI must bear a specified portion of the direct economic consequences of actual loan losses on the individual mortgage loans or pool of loans, which may be provided by a credit enhancement obligation or SMI. Each MPF product structure has various layers of loss protections which are described below. The first layer of protection with all products is the borrower’s equity in the real property securing the loan. As is customary for conventional mortgage loans, the next layer of loss protection comes from primary mortgage insurance issued by qualified mortgage insurance companies. Such coverage is required for mortgage loans with a loan-to-value ratios greater than 80%.

Layer	Original MPF	MPF Plus

First	Borrower’s equity in the property	Borrower’s equity in the property
Second	Primary mortgage insurance (if applicable)	Primary mortgage insurance (if applicable)
Third	Bank first loss account (allocated amount)	Bank first loss account (upfront amount)
Fourth	PFI credit enhancement amount	Supplemental mortgage insurance and/or PFI credit enhancement amount, if applicable
Final	Bank loss	Bank loss

First Loss Account and Credit Enhancement.  The risk of loss in mortgage loans sold to the Bank by a PFI is shared between the Bank and the PFI by structuring potential losses on conventional mortgage loans into layers with respect to each pool of mortgage loans purchased or funded by the Bank. Losses for each loan pool that are not paid by primary mortgage insurance are recorded in the financial statements up to an agreed upon amount, called a first loss account (“FLA”), which represents the third layer of loss protection shown above. The FLA is a memo account which either builds over time or an amount equal to an agreed-upon percentage of the aggregate balance of the mortgage loans purchased. The type of FLA is established by MPF product. The Bank does not receive fees in connection with the FLA.

Losses for each loan pool in excess of the FLA up to an agreed upon amount, called the credit enhancement amount, are covered by the PFI and/or supplemental mortgage insurance and represent the fourth layer of loss protection. The PFI’s credit enhancement amount for each pool of loans, together with any primary mortgage insurance or supplemental mortgage insurance coverage, is sized to equal the amount of losses in excess of the FLA to the equivalent of a double-A rated mortgage investment. The financial model used by the FHLBank of Chicago provides an analysis of each pool of loans that is comparable to a methodology that a NRSRO would use in determining credit enhancement levels when conducting a rating review of the asset or pool of assets in a securitization transaction. By undertaking to credit enhance each loan pool, the PFI maintains an interest in the performance of the mortgage loans it originates or sells to and may service for the Bank. For managing this risk, the PFI is paid a monthly credit enhancement fee by the Bank. Credit enhancement fees are recorded as an offset to mortgage loan net interest income in the statement of operations. For the years ended December 31, 2006, 2005 and 2004, the credit enhancement fees were $8.5 million, $9.4 million, and $9.2 million, respectively. Performance based credit enhancement fees paid are reduced by losses absorbed through the FLA, where applicable.

The differences between the Original MPF and MPF Plus products, other than the use of supplemental mortgage insurance coverage, are contained in the FLA and the ability to recapture the performance based credit enhancement fees paid to the PFIs when loan losses occur. The FLAs for both products are recorded in a memo account for the Bank, and therefore, there are no cash flows associated with recording first loss accounts. The product differences are described in more detail below.

Original MPF.  In Original MPF, the FLA starts out at zero on the day the first loan is purchased and generally increases steadily over the life of the Master Commitment based on the month-end outstanding aggregate principal balance of the Master Commitment. Loan losses not covered by primary mortgage insurance, but not to exceed the FLA, are deducted from the FLA and recorded as losses by the Bank for financial reporting purposes. Any loan loss in excess of the FLA is paid by the PFI up to the aggregate credit enhancement amount. The PFI is paid a monthly credit enhancement fee, typically 10 basis points annually, based on the aggregate outstanding principal balance of the mortgage loans in the Master Commitment. Over time, the FLA is expected to cover normal and expected losses on a pool of loans, although early losses could exceed the FLA and be charged to the PFI’s credit enhancement amount. Loan losses in excess of both the FLA and the credit enhancement amount are unlikely, but if any such losses should occur, they would be recorded as losses by the Bank based on the Bank’s participation interest.

MPF Plus.  In MPF Plus, the FLA is generally an amount equal to the agreed-upon percentage of the aggregate principal balance of the mortgage loans purchased in the pool. Loan losses not covered by primary mortgage insurance, but not to exceed the FLA established for each Master Commitment, are incurred by the Bank. The PFI is required to provide a supplemental mortgage insurance policy covering the mortgage loans with a deductible equal to the FLA. Any loan losses in excess of the FLA are normally covered by the SMI; however, special hazard losses are not covered by SMI. Losses not covered by the FLA or supplemental mortgage insurance are charged against the PFI’s credit enhancement amount, if any. The PFI may or may not have a direct credit enhancement amount. Credit enhancement fees are generally 13 or 14 basis points annually and apportioned about equally between two components: a fixed component and a performance based component. The performance based component is available as a recapture to any loan losses recorded by the Bank up to the amount of the FLA. The Bank holds twelve months of the performance based credit enhancement fees as a reserve payable to the PFI to recover losses against the FLA. Beginning in the thirteenth month the performance based credit enhancement fees are paid to the PFI monthly. The amount of this payable was $4.3 million and $4.8 million as of December 31, 2006 and 2005, respectively. Losses in excess of the FLA, supplemental mortgage insurance coverage and PFI’s credit enhancement amount are unlikely, but if any such final losses should occur, they would be recorded as losses by the Bank based on the Bank’s participation interest.

The following are outstanding balances in the FLAs for the Original MPF and MPF Plus products:

(in millions)	Original MPF	MPF Plus	Total

December 31, 2006	$2.0	$42.7	$44.7
December 31, 2005	$0.4	$44.5	$44.9
December 31, 2004	$0.3	$41.5	$41.8

MPF Government.  Effective February 1, 2007, the name “Original MPF for FHA/VA” was changed to “MPF Government” and has been expanded from FHA and VA to also include HUD 184 and RHS loan programs.

Only government-insured or government-guaranteed mortgage loans are eligible for sale under this product. The PFI provides and maintains FHA insurance or a VA, HUD or RHS guaranty for the government-insured or government-guaranteed mortgage loans. The PFI is responsible for compliance with all FHA, VA, HUD and RHS requirements and for obtaining the benefit of the FHA insurance or the VA, HUD or RHS guaranty with respect to defaulted government mortgage loans. The PFI’s servicing obligations are essentially identical to those undertaken for servicing loans of a Ginnie Mae security. Since the PFI servicing these mortgage loans takes the risk with respect to amounts not reimbursed by the FHA, VA, HUD or RHS, the product results in the Bank having mortgage loans that are expected to perform the same as Ginnie Mae securities. Only PFIs that are licensed or qualified to originate and service FHA, VA, HUD and RHS loans are eligible to sell and service government-insured or government-guaranteed mortgage loans under the MPF Program. In addition, PFIs must maintain a mortgage loan delinquency ratio that is comparable to the national average and/or regional delinquency rates as published by the Mortgage Bankers Association.

Other Real Estate Owned.  When a PFI forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as real estate owned (REO) at the lower of cost or fair value less estimated selling expenses. If the value of the REO property is lower than the carrying value of the loan then the difference to the extent such amount is not expected to be recovered through recapture of performance-based credit enhancement fees, is recorded as a charge-off to the allowance for credit losses. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded in other assets at the carrying value of the loan. If a charge-off is required, the fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. A PFI is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the PFI presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the first loss account. Losses are deducted from the first loss account, if it has not been fully used. As of December 31, 2006 and 2005, the Bank held $2.7 million and $2.0 million, respectively, of REO.

Capital Resources

The following is management’s discussion and analysis of the Bank’s capital resources as of December 31, 2006, which should be read in conjunction with Note 15 to the audited financial statements.

Liquidity and Funding.  Please refer to the presentation of the Bank’s liquidity and funding risk analysis in the “Risk Management” section.

Capital Plan.  Under Finance Board implementation of the GLB Act, the Bank was required to adopt and maintain a plan (capital plan) subject to Finance Board approval. The Finance Board approved the Bank’s capital plan on May 8, 2002, and it was implemented on December 16, 2002. Under the capital plan, the Bank replaced its previous capital stock subscription structure. All outstanding capital stock was replaced with shares of new capital stock at a one-for-one exchange rate. Only one existing member declined to participate in the exchange. As intended, the implementation of the Bank’s capital plan resulted in a net reduction in the Bank’s capital of $48.1 million. No member has voluntarily withdrawn from membership since the Bank converted its stock under its capital plan; however, two members have notified the Bank to voluntarily redeem their capital stock and withdraw from membership. The redemption was not complete as of December 31, 2006. The total amount of this pending stock redemption is $3.9 million. In 2006 and 2005, the Bank repurchased $40.7 million and $29.6 million, respectively, of capital stock related to out-of-district mergers. See Note 15 to the audited financial statements for additional information.

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

These specified percentage ranges and established rates are as follows:

		Percentages in Effect as of
	Specified	December 31,
	Percentage Ranges	2006

Outstanding member loans	4.5 to 6.0%	4.65%
Unused borrowing capacity	0.0 to 1.5%	0.65%
Outstanding residential mortgages previously sold to and held by the Bank	0.0 to 4.0%	0.0%

The stock purchase requirement for unused borrowing capacity is referred to as the membership capital stock purchase requirement because it applies to all members. The other two stock purchase requirements are referred to as activity-based requirements. The Bank determines membership capital stock purchase requirements by considering the aggregate amount of capital necessary to prudently capitalize the Bank’s business activities. The amount of capital is dependent upon the size of the current balance sheet, expected members’ borrowing requirements and other forecasted balance sheet changes. As required by Finance Board regulation, the Bank’s Board of Directors is required to evaluate its capital requirements periodically and to make adjustments as warranted and as permitted under the Bank’s capital plan. The Bank’s Board utilizes the flexibility designed into the capital plan to provide what it deems to be the best overall capitalization profile to enhance stockholder value, consistent with the safe and sound operation of the Bank.

Prior to the implementation date of the Bank’s capital plan, the Bank operated under a “subscription” capital structure. Under that structure, a single class of capital stock was issued to members pursuant to a statutory formula. In accordance with that formula, each member was required to purchase stock in an amount equal to the greater of: (1) $500; (2) one percent of the mortgage loan principal on the member’s balance sheet; or (3) five percent of the Bank loans outstanding to the member. The stock was redeemable by members that sought to withdraw from Bank membership upon six months’ prior written notice to the Bank. Upon redemption, a member was entitled to receive the amount it originally paid for the stock.

The subscription capital structure did not prescribe specific minimum levels for the Banks. However, the Finance Board, by regulation, had required the Banks to comply with a leverage limit based on a ratio of each Bank’s assets to its capital. This requirement generally provided that a Bank’s total assets could not exceed 21 times total capital. A Bank whose non-mortgage assets, after deducting deposits and capital, did not exceed eleven percent of its total assets was permitted to operate under a higher leverage limit such that its total assets may be up to 25 times its total capital. This leverage limit ceased to apply to the Bank upon the implementation of its capital plan and the new capital requirements described below now apply to the Bank.

Dividends.  Until the Bank’s registration statement with the SEC became effective on August 8, 2006, a dividend could be declared only following consultation with and approval by the Finance Board’s Office of Supervision. Beginning with the third quarter of 2006, all dividends declared need to be approved only by the Board of Directors. Dividends may be paid in either capital stock or cash; the Bank has historically paid cash dividends only.

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

	December 31,	December 31,
(in thousands)	2006	2005

Permanent capital:
Capital stock(1)	$3,392,250	$3,095,314
Retained earnings	254,777	188,479

Total permanent capital	$3,647,027	$3,283,793

Risk-based capital requirement:
Credit risk capital	$191,810	$179,986
Market risk capital	199,848	204,080
Operations risk capital	117,497	115,220

Total risk-based capital	$509,155	$499,286

Note:

(1)	Capital stock includes mandatorily redeemable capital stock

The Bank held excess permanent capital over RBC requirements of $3.1 billion and $2.8 billion at December 31, 2006 and 2005, respectively.

Credit Risk Capital.  The Bank’s credit risk capital requirement is determined by adding together the credit risk capital charges computed for assets, off-balance-sheet items, and derivative contracts based on the credit risk percentages assigned to each item as determined by the Finance Board.

Market Risk Capital.  The Bank’s market risk capital requirement is determined by adding together the market value of the Bank’s portfolio at risk from movements in interest rates and the amount, if any, by which the Bank’s current market value of total capital is less than 85% of the Bank’s book value of total capital as of the measurement calculation date. The market value of the Bank’s capital has not declined below 85% of its book value since the inception of the RBC regulations. The Bank calculates the market value of its portfolio at risk and the current market value of its total capital by using an internal market risk model that has been examined and approved by the Finance Board and is also subject to annual independent validation.

The market risk component of the overall RBC framework is designed around a “stress test” approach. Simulations of several hundred historical market interest rate scenarios are generated and, under each scenario, the hypothetical beneficial/adverse effects on the Bank’s current market value of equity are determined. The hypothetical beneficial/adverse effect associated with each historical scenario is calculated by simulating the effect of each set of market conditions upon the Bank’s current risk position, which reflects current assets, liabilities, derivatives and off-balance-sheet commitment positions as of the measurement date.

From the resulting simulated scenarios, the most severe deterioration in market value of capital is identified as that scenario associated with a probability of occurrence of not more than 1% (i.e., a 99% confidence interval). The hypothetical deterioration in market value of equity in this scenario, derived under the methodology described above, represents the market value risk component of the Bank’s regulatory RBC requirement which, in conjunction with the credit risk and operations risk components, determines the Bank’s overall RBC requirement.

Operational Risk Capital.  The Bank’s operational risk capital requirement is equal to 30% of the sum of its credit risk capital requirement and its market risk capital requirement, unless the Finance Board were to approve a request for a percentage reduction by the Bank. The Bank has not requested a reduction.

Capital and Leverage Ratios

In addition to the requirements for RBC, the Bank must maintain total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. As a matter of policy, the Board of Directors has established an operating range for capitalization that calls for the capital ratio to be maintained between 4.08% and 5.0%. To enhance overall returns, it has been the Bank’s practice to utilize as much leverage as permitted within this operating range when market conditions permit, while maintaining compliance with statutory, regulatory and Bank policy limits.

	December 31,	December 31,
(dollars in thousands)	2006	2005

Capital Ratio
Minimum capital (4.0% of total assets)	$3,095,058	$2,915,928
Actual capital (permanent capital plus loan loss reserves)	3,654,615	3,289,318
Total assets	77,376,458	72,898,211
Capital ratio (actual capital as a percent of total assets)	4.7%	4.5%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,868,823	$3,644,911
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	5,478,130	4,931,216
Leverage ratio (leverage capital as a percent of total assets)	7.1%	6.8%

The Bank’s capital ratio increased modestly from 4.5% at December 31, 2005, to 4.7% at December 31, 2006. Under the Bank’s capital plan, overall capital stock levels are tied to both the level of member borrowings and unused borrowing capacity as described above. Therefore, the Bank’s capital ratios often fluctuate in response to changes in member borrowing activity and unused capacity.

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

As of December 31, 2006 and 2005, excess capital stock available for repurchase at a member’s request and at the Bank’s discretion totaled $33.4 million and $85.0 million, respectively. It is the Bank’s current practice to promptly repurchase the excess capital stock of its members upon their request, except with respect to directors’ institutions during standard blackout periods. The Bank does not honor other repurchase requests which are capital stock required to meet a member’s minimum capital stock purchase requirement. Assuming the above amounts of excess stock had been repurchased as of the respective year ends, the resulting decrease in the capital and leverage ratios would have been immaterial.

Management believes that based on the Bank’s business profile, balance sheet composition and various potential economic scenarios, the current capital and leverage ratios are adequate to ensure the safe and sound operation of the Bank.

Critical Accounting Policies

The Bank’s consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Application of these principles requires management to make estimates, assumptions or judgments that affect the amounts reported in the financial statements and accompanying notes. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When such information is not available, valuation adjustments are estimated in good faith by management, primarily through the use of internal cash flow and other financial modeling techniques.

The most significant accounting policies followed by the Bank are presented in Note 3 to the audited financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements.

Loans to Members and Related Allowance for Credit Losses.  At December 31, 2006, loans to members represented 63.8% of total assets. The Statement of Condition presents loans to members, net of unearned commitment fees and discounts. Amortization of such fees and discounts is calculated using the interest method and is reflected as a component of interest income. Since its establishment in 1932, the Bank has never experienced a loan loss on loans to members. Further, management does not anticipate loan losses on any loans currently outstanding to members. The Bank is required by statute to obtain sufficient collateral on member loans to protect against losses and to accept as collateral on member loans only certain United States government, Federal agency or GSE securities, residential mortgage loans, deposits in the Bank, and other real estate-related and Community Financial Institution assets. The Bank has historically had rights to collateral loans or securities on a member-by-member basis with an estimated fair value in excess of the outstanding loans of each individual borrower. Accordingly, there are no credit loss reserves for member loans.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio.  The Bank bases the allowance for credit losses on management’s estimate of loan losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date taking into consideration, among other things, the Bank’s exposure within the first loss account. The Bank performs periodic reviews of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined based on historical default rates and/or loss percentages for similar loans in the MPF program, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. During 2005 the Bank changed its method of estimating the allowance for credit losses on its mortgage loans and separated the reserve for off-balance sheet credit exposures to an other liability account. The new method uses a probability and timing of loss analysis from market data on comparable loans. Refer to further discussion regarding the allowance for credit losses in Note 11 to the audited financial statements.

Allowance for Credit Losses on Banking on Business Loans.  The allowance for credit losses for the Banking on Business (BOB) program is based on Small Business Administration (SBA) loan loss statistics, which provide a reasonable estimate of losses inherent in the BOB portfolio based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. Refer to further discussion regarding the allowance for credit losses in Note 11 to the audited financial statements.

Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-backed Securities.  Typically, the Bank purchases mortgage loans and mortgage-backed securities (MBS) at amounts that are different than the contractual note amount. The difference between the purchase price and the contractual note amount establishes a premium or discount. The Bank also receives or incurs various mortgage related fees. Mortgage loans and MBS are reported on the Statement of Condition at their principal amount outstanding net of deferred loan fees and premiums or discounts. Bank policy requires the amortization or accretion of these premiums or discounts to interest income occur using the contractual method, which produces a constant effective yield over the contractual life, which represents the stated maturity. Management prefers the contractual method to maturity because the income effects of the amortization or accretion are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs. Also, this method tracks the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior.

Guarantees and Consolidated Obligations.  The Bank is jointly and severally liable for the payment of all the consolidated obligations of the entire FHLBank System. Accordingly, if one or more of the FHLBanks were unable to repay its direct participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of those obligations, as approved or directed by the Finance Board. The Bank does not recognize a liability for its joint and several obligations related to consolidated obligations issued for other FHLBanks. The Bank records on its Statement of Condition a liability for consolidated obligations associated only with the proceeds it receives from the issuance of those consolidated obligations.

The Bank recognizes at the inception of a guarantee, a liability for the fair value of the obligations it has undertaken in issuing the guarantee, namely the ongoing obligation to stand ready to perform over the term of the guarantee. No liability is recorded, however, for the joint and several obligation related to the other FHLBanks’ consolidated obligations due to the high-credit quality of each FHLBank and the remote possibility that the other FHLBanks would be unable to repay their respective participations.

Accounting for Derivatives.  The Bank regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets, liabilities and future cash flows against adverse interest rate movements. The valuation and accounting assumptions related to derivatives are considered critical because management must make estimates based on judgments and assumptions that can significantly affect financial statement presentation.

Derivative instruments are presented on the Statement of Condition at fair value. Any change in the fair value of a derivative is required to be reflected in current period earnings or other comprehensive income, regardless of how fair value changes in the assets or liabilities being hedged may be treated. This accounting treatment can cause significant volatility in reported net income from period to period.

Generally, the Bank strives to use derivatives when doing so is likely to provide a cost-effective means to mitigate the interest rate risk inherent in its business. The most common objectives of hedging with derivatives include: (1) preserving an interest spread between the yield of an asset and the cost of a supporting liability of mismatched maturity; (2) mitigating the adverse earnings effects resulting from the potential prepayment or extension of certain assets and liabilities; and (3) protecting the value of existing asset or liability positions or of anticipated transactions. Much of the Bank’s hedging activity is directed toward reducing interest rate risk and basis risk from loans and supporting debt. Through the use of structured debt, low-cost funding is created, which is used primarily to provide more attractively priced loans to the Bank’s members. Derivatives are also used to create loans with specialized embedded pricing features, customized to meet individual member funding needs and/or to reduce member borrowing costs.

The Bank’s policy remains consistent with Finance Board regulation which is to use derivative instruments only to reduce the market risk exposures inherent in the otherwise unhedged asset and funding positions of the Bank. When doing so represents the most cost-efficient strategy and can be achieved while minimizing adverse earnings effects, management intends to continue utilizing derivative instruments as a means to reduce the Bank’s exposure to changes in market interest rates. See Notes 3 and 16 to the audited financial statements for further discussion.

Future REFCORP Payments.  The Bank’s financial statements do not include a liability for the Bank’s statutorily mandated future REFCORP payments. In the aggregate, the FHLBanks are required to fund a $300 million annual annuity whose final maturity date is April 15, 2030. The ultimate liability of the Bank is dependent on its own profitability and that of the other FHLBanks. The Bank pays 20% of its net earnings (after its AHP obligation) to support the payment of part of the interest on the bonds issued by REFCORP and, as such, the Bank is unable to estimate reasonably its future payments as would be required to recognize this future obligation as a liability on its Statement of Condition. Accordingly, the Bank discloses the REFCORP obligation as a long-term statutory payment requirement and treats it in a manner similar to the typical treatment of income tax expense for accounting purposes under GAAP, by recording it as an expense in the period in which the related net earnings are accrued. Further discussion is provided in Note 18 to the audited financial statements.

Fair Value Calculations and Methodologies.  Certain of the Bank’s assets and liabilities, including all derivatives, are presented in the Statement of Condition at fair value. Under GAAP, the fair value of an asset or liability is the price at which that asset could be bought or sold in a current transaction between willing parties, other than in liquidation. Fair values play an important role in the valuation of certain of the Bank’s assets, liabilities and hedging strategies. Fair values are based on market prices when they are available. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility, or on dealer prices and prices of similar instruments or observed prices in actual transactions. Generally, pricing models and their underlying assumptions are based on estimates obtained from qualified independent sources for discount rates, prepayment estimates, market volatility and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. The use of different models and assumptions, as well as changes in market conditions, can result in materially different amounts of net income and retained earnings.

There are no available market prices for the Bank’s loans to members, which currently have a carrying value of $49,335 million and an overall calculated fair value of $49,310 million. The Bank’s loans to members cannot be openly traded in the market place, since they are strictly an agreement between the Bank and its members. The Bank therefore uses its own internal modeling system to value these loans for accounting purposes.

Recently Issued Accounting Standards and Interpretations.  See Note 4 to the audited financial statements for a discussion of recent accounting pronouncements that are relevant to the Bank’s businesses.

Risk Management
_ _

Risk Governance

The Bank’s lending, investment, and funding activities and use of derivative hedging instruments expose the Bank to a number of risks, including the following: market and interest rate risk, credit risk, liquidity and funding risk and operating and business risk.

The Bank’s Board of Directors and its committees have adopted a comprehensive risk governance structure to oversee the risk management process and manage the Bank’s risk exposures. The Finance and Risk Management Committee of the Board has responsibility to focus on balance sheet management and all risk management issues. The Audit Committee has responsibility for monitoring certain operating and business risks. The Finance and Risk Management Committee is informed by regular and comprehensive reports covering all significant risk types. The Audit Committee receives regular reports on control issues of significance and quarterly allowance for credit loss reports. Both Committees also receive reports and training dealing in more depth with specific risk issues relevant at the time. Additionally, the Bank conducts an annual bank-wide risk self-assessment which is reviewed and approved by the full Board of Directors.

The Board of Directors sets the risk appetite and risk limits for the Bank, which are reviewed and approved at least annually. The size of the risk limits reflects the Bank’s risk appetite given the market environment, the business strategy and the financial resources available to absorb losses. Risk limit breaches are reported in a timely manner to the Board and senior management and the affected business unit must take appropriate action to reduce affected positions.

The risk governance structure also includes a body of risk management policies approved by the Board of Directors. These policies together with subordinate risk management Bank policies and procedures are reviewed on an ongoing basis to ensure that they provide effective and superior governance of the Bank’s risk-taking activities. Further, Internal Audit provides an internal assessment of the Bank’s management and internal control systems. Internal Audit activities are designed to provide reasonable assurance that resources are adequately protected; significant financial, managerial and operating information is materially complete, accurate and reliable; and employees’ actions are in compliance with Bank policies, procedures and applicable laws and regulations. Additionally, the Finance Board conducts an annual onsite examination of the Bank, as well as periodic offsite evaluations, and also requires the Bank to submit periodic compliance reports.

In order to provide effective oversight for risk management strategies, policies and action plans, the Bank has created a formal review and reporting structure implemented by three risk management committees. The Risk Management Committee is responsible for overall risk management, operating risks, business risks and the bank-

wide risk self-assessment. The Asset/Liability Committee (ALCO) focuses on financial management issues and is responsible for planning, organizing, developing, directing and executing the market and liquidity risk management process within Board-approved parameters. To provide effective oversight for credit risk management, a management Credit Risk Committee oversees the Bank’s credit policies, procedures, positions and underwriting standards as well as decisions relating to extension and denials of credit and the adequacy of the allowance for credit losses. The following depicts the Bank’s risk governance committee structure.

Qualitative Disclosures Regarding Market Risk

Managing Market and Interest Rate Risk.  Market risk is defined as the risk of loss arising from adverse changes in market rates and prices, such as interest rates, and other relevant market rate or price changes, such as basis changes. Risk of loss is defined as the risk that the net market value or estimated fair value of the Bank’s overall portfolio of assets, liabilities and derivatives will decline as a result of changes in interest rates or financial market volatility, or that net earnings will be significantly reduced by interest rate changes. Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk, basis risk, and options risk. The Bank faces repricing risk when a change in interest rates results in a mismatch in the repricing of the assets as compared to that of the liabilities and hedges.

The optionality embedded in certain financial instruments held by the Bank can create interest rate risk. When a member prepays a loan, the prepayment can result in lower future net interest income for the Bank. If the principal portion of the loan being prepaid is reinvested in assets yielding lower returns, but the principal amount continues to be funded by the original higher-cost debt, net interest income could be reduced. To protect against this risk, the Bank generally charges members a prepayment fee to compensate for this potential income reduction. When the Bank offers longer-term loans that a member may prepay without a prepayment fee, the Bank funds these loans with callable consolidated obligations or hedges this option.

The Bank also invests in mortgage-related investments, such as MPF Program mortgage loans and collateralized mortgage obligations. Because mortgage-related investments contain prepayment options, changes in interest rates cause the expected maturities of these investments to become shorter or longer. Finance Board regulations and the Bank’s investment policy limit this risk by placing certain restrictions on the types of mortgage-related investments the Bank may own. Addressing the options risk embedded in mortgage-related investments has become increasingly important to the Bank’s earnings. The Bank hedges this prepayment option risk by funding some mortgage-related investments with consolidated obligations that contain call and/or similar prepayment options. The Bank may also use derivatives to manage the variability in expected maturity of mortgage-related investments.

The goal of a market and interest rate risk management strategy is not necessarily to eliminate the risk, but to manage it by setting and operating within appropriate limits, and preserve the financial strength of the Bank. The Bank’s general approach toward managing the risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which, taken together, limit the Bank’s expected exposure. Management regularly monitors the Bank’s sensitivity to interest rate changes. Multiple methodologies are used to calculate the Bank’s potential exposure to these changes. These methodologies include measuring repricing gaps, duration and convexity under assumed changes in interest rates, the shape of the yield curve and market volatility as implied in currently observable market prices. Interest rate exposure is managed by the use of appropriate funding instruments and by employing hedging strategies. The Bank’s market risk limits and measurement are described more fully below.

Derivatives.  The Bank enters into interest rate swaps, swaptions, and interest rate cap and floor agreements (collectively known as derivatives) to assist in management of its exposure to changes in interest rates. Use of these instruments may serve to adjust the effective maturity, repricing frequency or option characteristics of financial instruments to achieve the Bank’s risk management objectives. The Bank uses derivatives as hedges in several ways: (1) to hedge the risks inherent in an underlying financial instrument; (2) to hedge the market value of existing assets and liabilities; (3) to hedge the potential exposure inherent in an anticipated transaction; or (4) to act as an intermediary on behalf of a member. Hedging may occur for a single transaction or group of transactions as well as for the overall portfolio. The Bank’s hedge positions are evaluated regularly and are adjusted as deemed necessary by management. The Bank also uses derivatives for risk management in several ways: (1) to manage mismatches in the interest rate resets between assets and liabilities; (2) to manage the risk associated with option features that are embedded in assets and liabilities; (3) to adjust the duration risk of both fixed term and prepayable instruments; and (4) to reduce the Bank’s expected all-in funding costs. See Note 16 to the audited financial statements for additional information regarding the Bank’s derivative and hedging activities.

The following table categorizes and summarizes the notional amounts and estimated fair value gains and losses of the Bank’s derivative instruments, excluding accrued interest, and related hedged items by product and type of accounting treatment under SFAS 133 as of December 31, 2006 and 2005. For those hedge strategies that do not qualify for hedge accounting, the derivative is still marked-to-market; however, there is no symmetrical mark-to-market offset available on the hedged item.

	December 31, 2006		December 31, 2005

	Notional	Estimated	Notional	Estimated
(in millions)	Principal	Gain (Loss)	Principal	Gain (Loss)

Qualifying for Hedge Accounting:
Loans to members	$30,074	$58	$30,393	$18
Mortgage loans	—	—	—	—
Consolidated obligations	32,875	104	33,622	(90)
Discount notes	—	—	—	—

Subtotal	62,949	162	64,015	(72)

Not Qualifying for Hedge Accounting:
Loans to members	389	(1)	544	(2)
Investments	—	—	—	—
Mortgage loans	750	1	536	1
Consolidated obligations	1,325	—	2,790	(8)
Intermediary transactions	27	—	94	—
Mortgage delivery commitments	4	—	18	—

Subtotal	2,495	—	3,982	(9)

Total	$65,444	$162	$67,997	$(81)

Accrued interest		193		120
Net derivative fair market value balance		$355		$39

Net derivative asset balance		$499		$317
Net derivative liability balance		(144)		(278)

Net derivative fair market value balance		$355		$39

The decrease of $2.6 billion in notional value from December 31, 2005 to December 31, 2006, was primarily due to decreases in derivative activity associated with loans and consolidated obligations involving derivatives not qualifying for hedge accounting. The net derivative fair market value balance increased by $316 million due to absolute changes in interest rates and the relative spreads between interest rates during the period.

The Bank uses interest rate swaps extensively to hedge its exposure to interest rate risk. As a result, the Bank converts a fixed-rate asset or liability to a floating-rate, which may qualify for fair value hedge accounting treatment. As interest rates fluctuate, the fair value of the interest rate swap may fluctuate accordingly. With fair value hedge accounting, there are offsetting changes to fair value to the extent the hedge is determined to be effective. Therefore, changes in the net derivative asset and liability balances above involved in hedging relationships that qualify for hedge accounting are generally offset with fair value gains and losses included in the basis of the associated hedged asset or liability. See Notes 3 and 16 to the audited financial statements for additional information.

Quantitative Disclosures Regarding Market Risk

The Bank’s Market Risk Model.  The Bank uses an externally developed model to perform its interest rate risk and market valuation modeling. This model, its approach and the underlying assumptions were subject to Finance Board review and approval prior to its implementation. Several methodologies are incorporated into the modeling process, which identifies the fair value of an instrument as the expected present value of its future cash flows. The present value is based upon the discrete forward portion of the yield curve that relates to the timing of each cash flow. Interpolation methods smooth the curve between yield-curve points. For option instruments, as well as instruments with embedded options, the value is determined by building a large number of potential interest rate scenarios, projecting cash flows for each scenario and then computing the present value averaged over all scenarios. It is important to note that the valuation process is an estimation of fair value, and there may be several approaches to valuation, each of which may produce a different result.

Critical interest rates for modeling and risk management include U.S. Treasury and agency rates, LIBOR, interest rate swap rates and mortgage loan rates. The LIBOR swap curve is the principal curve used in valuation modeling since it is reflective of a market that is central to the behavior of the majority of transactions and markets in which the Bank operates. Perhaps the most critical assumption relates to the prepayment of principal in mortgage-related instruments. The Bank utilizes prepayment models that incorporate four factors (refinancing incentive, seasoning, seasonality and burnout) to project the cash flows of mortgage-related instruments. In June 2005, changes to the risk measurement system were implemented to incorporate a new prepayment model, mean reversion and other minor changes. Beginning in early 2007, the Bank will implement a more robust market risk model, which will provide greater opportunities for enhanced market risk metrics and measurement.

Duration measurements and market value of equity volatility are currently the primary tools used by the Bank to manage its interest rate risk exposure. Although since the implementation of its capital plan the Bank is no longer required by Finance Board regulation to operate within a specified duration of equity limit, the Bank’s asset/liability management policies specify acceptable ranges for duration of equity, and the Bank’s exposures are measured and managed against these limits. Through December 2006, the Bank’s policy limits remained more conservative than those that were previously required by Finance Board regulation. These tools are described in more detail below.

Duration of Equity.  One key risk metric used by the Bank, and which is commonly used throughout the financial services industry, is duration. Duration is a measure of the sensitivity of a financial instrument’s market value, or the value of a portfolio of instruments, to a parallel shift in interest rates. Duration (typically measured in months or years) is commonly used by investors throughout the fixed income securities market as a measure of financial instrument price sensitivity. Longer duration instruments generally exhibit greater price sensitivity to changes in market interest rates than shorter duration instruments. For example, the value of an instrument with a duration of five years is expected to change by approximately five percent in response to a one percentage point change in interest rates. Duration of equity, an extension of this conceptual framework, is a measure designed to capture the potential for the market value of the Bank’s equity base to change with movements in market interest rates. Higher duration numbers, whether positive or negative, indicate a greater potential exposure of market value of equity in response to changing interest rates.

The Bank’s asset/liability management policy approved by the Board of Directors calls for duration of equity to be maintained within a + 4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of + 200 basis points is + 7 years. The following table presents the Bank’s duration of equity exposure in accordance with its current asset / liability management policies by quarter from December 31, 2004, through December 31, 2006.

	Down 200	Down 100	Base	Up 100	Up 200
(in years)	basis points	basis points	case	basis points	basis points

December 31, 2006	(5.3)	(1.6)	2.0	3.4	3.9

September 30, 2006	(4.4)	(0.5)	2.5	3.3	2.3

June 30, 2006	(2.5)	2.3	4.3	3.1	2.8

March 31, 2006	(3.6)	0.9	3.7	4.0	4.5

December 31, 2005	(4.7)	(1.2)	2.7	4.6	5.3

September 30, 2005	(4.6)	(1.3)	2.3	4.0	3.9

June 30, 2005	(4.6)	(2.3)	1.1	3.6	4.1

March 31, 2005	(2.6)	(0.4)	2.2	4.3	4.5

December 31, 2004	(3.2)	(0.6)	1.6	4.0	4.6

In addition to actions taken by management to manage risk exposures, changes in market interest rates may also serve to change the Bank’s duration of equity profile. Along with the base case duration calculation, the Bank performs instantaneous parallel interest rate shocks in increments of 50 basis points up to the 200 basis point scenarios identified above. Duration of equity decreased from December 31, 2005 to December 31, 2006, in the base case and up shock scenarios and decreased in the down shock scenarios. These changes were driven primarily by changes in interest rates.

In addition to the use of duration of equity, management also monitors the Bank’s exposure to changes in the shape of the yield curve and other factors, such as the level of interest rate volatility as implied in the market price of financial options. The yield curve is the set of interest rates associated with different maturities of the same financial instrument. A steeper yield curve is indicative of a larger yield differential between short-term and long-term instruments, whereas a flatter yield curve is indicative of a less material difference in yield between instruments of differing maturity. Because portions of the Bank’s asset base are expected to mature, or reprice, at different points in time than will portions of its funding base, the current and future shape of the yield curve can affect the Bank’s financial performance. Management’s overall risk management program includes analyses of the extent to which changes in the shape of the yield curve might affect the Bank’s future earnings stream and the fair value of its equity base. Management develops multiple scenarios simulating potential yield curve changes and measures the impact of such yield curve changes on the balance sheet and income statement. These simulations are done periodically. They include both flattening and steepening of the yield curve and are used to quantify the impact of non-parallel shifts on the Bank’s earnings and key financial ratios. The specific scenarios evaluated may vary from period to period.

Market Value of Equity Volatility.  Market value of equity represents the difference between the current theoretical market value of all assets less the current theoretical market value of all liabilities. Market values of assets and liabilities vary as interest rates change. As such, theoretical market values can be calculated under various interest rate scenarios, and the resulting changes in net equity can provide an indicator of the exposure of the Bank’s market value of equity to market volatility. Although volatility and fluctuation in market values vary with changes in interest rates, the Bank seeks to manage this risk exposure by maintaining a relatively stable and non-volatile market value of equity. The Bank’s Board of Directors has established a policy limit that the market value of equity should decline by no more than five percent given a hypothetical + 100 basis point instantaneous parallel change in interest rates. Management analyzes the market value of equity exposure against this policy limit on a regular basis. In addition to measuring compliance against this policy limit, the Bank also analyzes the potential effects of a wide range of instant parallel yield curve shifts of as much as 300 basis points and evaluates the related impacts on market value of equity and duration of equity. The following table presents market value of equity volatility by quarter from December 31, 2004, through December 31, 2006, including the percentage change from the base case.

	Down 100 basis points			Up 100 basis points
	_ _
	Market Value	Pct. Change	Base	Market Value	Pct. Change
(dollars in millions)	of Equity	From Base	Case	of Equity	From Base

December 31, 2006	$3,454	0.4	$3,442	$3,342	(2.9)

September 30, 2006	3,503	1.0	3,467	3,349	(3.4)

June 30, 2006	3,241	3.8	3,123	3,005	(3.8)

March 31, 2006	3,045	2.7	2,966	2,850	(3.9)

December 31, 2005	3,134	0.9	3,105	2,986	(3.8)

September 30, 2005	3,293	0.6	3,273	3,159	(3.5)

June 30, 2005	3,018	(0.6)	3,037	2,958	(2.6)

March 31, 2005	2,613	1.0	2,588	2,490	(3.8)

December 31, 2004	2,767	0.4	2,756	2,670	(3.1)

For the period December 31, 2005 to December 31, 2006, the market value of equity increased in the base case as well as in both of the above scenarios. The increases were driven primarily by an increase of $374 million in total capital over the period. The hypothetical changes in the Bank’s market value of equity in the various scenarios shown above assume the absence of any management reaction to changes in market interest rates. Management monitors market conditions on an ongoing basis and takes what it deems to be appropriate action to preserve the value of equity and earnings by changing the composition of the balance sheet or entering into, terminating or restructuring hedges to mitigate the impact of adverse interest rate movements.

Credit and Counterparty Risk

Credit risk is the risk that the market value of an obligation will decline as a result of deterioration in the obligor’s creditworthiness. Credit risk arises when Bank funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements. The Bank faces credit risk on loans, investments, mortgage loans, Banking on Business loans and derivatives. The financial condition of Bank members and all investment, mortgage loan and derivative counterparties is monitored to ensure that the Bank’s financial exposure to each member/counterparty is in compliance with the Bank’s credit policies and Finance Board regulations. Unsecured credit exposure to any counterparty is generally limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Financial monitoring reports evaluating each member / counterparty’s financial condition are produced and reviewed by the Bank’s Credit Risk Committee on an annual basis or more often if circumstances warrant. In general, credit risk is measured through consideration of: (1) the probability of default; (2) the exposure at the time of default; and (3) the loss-given default. The expected loss for a given credit is determined by the product of these three components.

Loans.  The Bank protects against credit risk on loans to members by monitoring the financial condition of borrowers and by requiring members or their affiliates to pledge sufficient eligible collateral for all loans. In addition, the Bank has the ability to call for additional or substitute collateral during the life of a loan to protect its security interest. Letters of credit issued by the Bank are also required to be collateralized. In addition to member collateral, the financial condition of all members is routinely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. Members deemed to be less creditworthy may have lending restrictions or increased collateral requirements imposed. The Bank determines the type and amount of collateral each member has available to pledge as security for Bank loans by reviewing the call reports the members file with their regulators. Management believes that it has adequate policies and procedures in place to effectively manage the credit risk on loans.

Collateral eligible to secure loans includes: (1) one-to-four family and multifamily mortgage loans and securities representing such mortgages; (2) securities issued, insured or guaranteed by the U.S. government or any

Federal agency; (3) cash or deposits held by the Bank; and (4) certain other collateral that is real estate related, provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it. Residential mortgage loans are the principal form of collateral for loans. The Bank perfects its security interest by filing a UCC financing statement. The Bank additionally perfects the security interest granted to it through possession or control of the collateral if the financial condition of the member warrants it. The Bank also has a statutory lien under the Bank Act on the member’s capital stock, which serves as further collateral for the indebtedness of the member.

Under Finance Board implementation of the GLB Act, the Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, and small-agribusiness loans as collateral for loans. The expanded eligible collateral for these CFIs could introduce additional credit risk for the Bank. At December 31, 2006, loans to these institutions secured with both eligible standard and expanded collateral represented approximately $3.9 billion, or 7.9% of total loans outstanding. Expanded eligible collateral represented 7.7% of total eligible collateral for these loans.

The following table presents total balances by type of eligible collateral as of December 31, 2006 and 2005.

	December 31, 2006		December 31, 2005

(dollars in billions)	Amount	Percent	Amount	Percent

One-to-four single family residential mortgages	$96,951	46.5	$108,448	51.4
High quality investment securities	56,401	27.1	58,064	27.6
Other real-estate related collateral / community financial institution eligible collateral	49,471	23.7	42,062	20.0
Multi-family residential mortgages	5,547	2.7	2,083	1.0

Total	$208,370	100.0	$210,657	100.0

Based upon the financial condition of the member, the Bank classifies each member into one of three collateral categories: blanket-lien status, listing-specific pledge-collateral status, or possession-collateral status. Under the blanket-lien status, the Bank allows a member to retain possession of eligible collateral pledged to the Bank, provided the member executes a written security agreement and agrees to hold the collateral for the benefit of the Bank. Loans outstanding for the 246 borrowing members in blanket-lien status at December 31, 2006, totaled $48.7 billion, or 98.7% of total loans. For these members, the Bank has access to eligible collateral under written security agreements totaling more than $207.6 billion.

Under listing-specific pledge-collateral status, the Bank or the Bank’s safekeeping agent may hold physical possession of specific collateral pledged to the Bank. For members in possession-collateral status, the Bank requires the member to place physical possession of eligible collateral with the Bank or the Bank’s custodian sufficient to secure all outstanding obligations. Additionally, insurance company members and housing associates are placed in possession-collateral status.

The following table provides information regarding loans outstanding with member and non-member borrowers in listing-specific pledge- and possession-collateral status as of December 31, 2006 and 2005, along with corresponding collateral balances.

	December 31, 2006			December 31, 2005

	Number of	Loans	Collateral	Number of	Loans	Collateral
(dollars in thousands)	Members	Outstanding	Held	Members	Outstanding	Held

Listing-specific pledge-collateral	7	$6,871	$28,651	7	$4,953	$4,776
Possession-collateral	31	651,482	732,214	26	696,431	923,783

Loan Concentrations.  The Bank’s loan portfolio is concentrated in commercial banks and thrift institutions. At December 31, 2006, the Bank had a concentration of loans to its ten largest borrowers totaling $37.9 billion, or 76.8%, of total loans outstanding. Average par balances to these borrowers for this period were $32.3 billion, or 68.8%, of total average loans outstanding. During 2006, the maximum outstanding balance to any one borrower was

$18.8 billion. The loans made by the Bank to these borrowers are secured by collateral with an estimated market value in excess of the book value of those loans. Therefore, the Bank does not presently expect to incur any credit losses on these loans. The following table lists the Bank’s top ten borrowers as of December 31, 2006, and their respective December 31, 2005 loan balances and percentage of the total loan portfolio.

	December 31, 2006		December 31, 2005

	Loan	Percent of	Loan	Percent of
(balances at par; dollars in millions)	Balance	total loans	Balance	total loans

Sovereign Bank, PA(1)	$18,047	36.5	$13,119	27.6
GMAC Bank, UT(2)	7,279	14.7	4,428	9.3
Citicorp Trust Bank, DE	6,609	13.4	5,129	10.8
Citizens Bank of Pennsylvania, PA	2,000	4.1	2,200	4.6
Lehman Brothers Bank FSB, DE	1,000	2.0	2,000	4.2
Wilmington Savings Fund Society FSB, DE(1)	784	1.6	1,009	2.1
ESB Bank, PA	698	1.4	694	1.5
Keystone Nazareth Bank & Trust Company, PA	516	1.1	702	1.5
Fulton Bank, PA	500	1.0	359	0.8
United Bank, WV	484	1.0	679	1.4

Subtotal	37,917	76.8	30,319	63.8
Other borrowers	11,481	23.2	17,198	36.2

Total loans to members	$49,398	100.0	$47,517	100.0

Note:

(1)	These borrowers had an officer who served on the Bank’s Board of Directors as of December 31, 2006.

(2)	Formerly known as GMAC Automotive Bank. For Bank membership purposes, principal place of business is Horsham, PA.

Because of this concentration in loans, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members. In December 2006, Sovereign Bank announced a balance sheet restructuring which is expected to be completed in 2007. This restructuring is currently expected to significantly reduce the Bank’s outstanding loans to Sovereign. See the “Financial Condition” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information.

Investments.  The Bank is also subject to credit risk on investments consisting primarily of money market investments and investment securities. The Bank places money market investments on an unsecured basis with large, high-quality financial institutions with long-term credit ratings no lower than single-A for terms up to 90 days and with long-term credit ratings no lower than triple-B for terms up to 30 days. Management actively monitors the credit quality of these investment counterparties. The Bank also invests in and is subject to credit risk related to MBS that are directly supported by underlying mortgage loans. Investments in private label MBS are permitted as long as they are rated triple-A at the time of purchase. The $2.5 million of MBS rated double-A is related to the transfer of MPF loans into two collateralized mortgage obligations in 2003.

At December 31, 2006, money market exposure consisted of interest-bearing deposits and Federal funds sold. Approximately 41.4% of the money market investments had an overnight maturity and 25.0% matured from 2 to 30 days. Maturities over 90 days comprised only 3.6% of the total. Exposure to U.S. branches of foreign banks amounted to approximately 65.8% of total money market exposure. The Bank had no exposures to countries rated below investment grade. The Bank’s credit exposure to investment securities issued by entities other than the U.S. Government, Federal agencies or government-sponsored enterprises was $10.2 billion. This is a $1.2 billion increase from the $9.0 billion credit exposure to such counterparties at December 31, 2005. Approximately 82.5% of MBS were issued by private label issuers.

The following tables present the Bank’s investment credit exposure, including accrued interest of $79.9 million and $55.1 million, as of December 31, 2006 and 2005, respectively, based on the lowest long-term credit ratings provided by Moody’s Investor Service Inc., Standard & Poor’s, or Fitch Ratings. The following tables exclude $5.4 million and $4.8 million of equity mutual funds offsetting deferred compensation for December 31, 2006 and 2005, respectively, which are not assigned a credit rating.

	December 31, 2006(1)
(in millions)	AAA	AA	A	BBB	Total

Money market investments:
Interest-bearing deposits	$—	$2,407	$1,226	$—	$3,633
Federal funds sold	—	2,526	760	85	3,371

	—	4,933	1,986	85	7,004
Investment securities:
Commercial paper	99	100	134	—	333
Government-sponsored enterprises	996	—	—	—	996
State or local agency obligations	398	388	—	—	786
MBS issued by Federal agencies	71	—	—	—	71
MBS issued by government-sponsored enterprises	1,838	3	—	—	1,841
MBS issued by private label	9,038	—	—	—	9,038

Total investments	$12,440	$5,424	$2,120	$85	$20,069

	December 31, 2005(1)
(in millions)	AAA	AA	A	BBB	Total

Money market investments:
Interest-bearing deposits	$—	$2,867	$401	$—	$3,268
Federal funds sold	—	1,701	535	85	2,321

	—	4,568	936	85	5,589
Investment securities:
Commercial paper	—	—	149	—	149
Government-sponsored enterprises	563	—	—	—	563
State or local agency obligations	411	411	—	—	822
MBS issued by Federal agencies	95	—	—	—	95
MBS issued by government-sponsored enterprises	1,755	—	—	—	1,755
MBS issued by private label	8,019	3	—	—	8,022

Total investments	$10,843	$4,982	$1,085	$85	$16,995

Note:

(1)	These charts do not reflect changes in any rating, outlook or watch status after December 31, 2006 and 2005, respectively.

Mortgage Loans.  The Finance Board has authorized the Bank to hold mortgage loans under the MPF Program. Under this Program, the Bank acquires mortgage loans from members in a shared credit risk structure, including the necessary credit enhancement. These assets carry outside credit enhancements, which give them the approximate equivalent of a double-A credit rating, although the credit enhancement is not actually rated. The Bank had net mortgage loan balances of $7.0 billion and $7.7 billion as of December 31, 2006 and 2005, respectively. See the “Financial Information — Mortgage Partnership Finance Program” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Bank’s various mortgage credit programs, the allowance for credit losses and the management of various risks, including credit risk.

The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers by PFIs that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. Conventional mortgage loans are generally identified as impaired when they become 90 days or more delinquent, at which time the loans are placed on nonaccrual status. See Notes 3 and 11 to the audited financial statements for additional information.

Mortgage loan delinquencies and nonaccrual balances as of December 31, 2006 and 2005, were as follows:

	December 31,	December 31,
(dollars in thousands)	2006	2005

30 - 59 days delinquent	$83,309	$92,534
60 - 89 days delinquent	20,838	27,672
90 days or more delinquent	32,839	39,244

Total delinquencies	$136,986	$159,450

Nonaccrual mortgage loans, net	$18,771	$19,451
Loans past due 90 days or more and still accruing interest	15,658	21,018

Delinquencies as a percent of total mortgage loans outstanding	2.0%	2.1%
Nonaccrual loans as a percent of total mortgage loans outstanding	0.3%	0.3%

The MPF Program uses mortgage insurance companies to provide both primary mortgage insurance and supplemental mortgage insurance under its various programs. All providers have a credit rating of double-A or better and are reviewed at least annually by the Bank’s Credit Risk Committee. The following tables summarize mortgage insurance provider credit exposure and concentrations as of December 31, 2006 and 2005.

	December 31, 2006
	Primary	Supplemental
	Mortgage	Mortgage	Total Credit	Percent
(dollars in thousands)	Insurance	Insurance	Exposure	of Total

Mortgage Guaranty Insurance Corp.	$28,834	$115,019	$143,853	46.2
GE Mortgage Insurance Corp.	6,447	53,190	59,637	19.1
Republic Mortgage Insurance Company	26,531	15,424	41,955	13.5
PMI Mortgage Insurance Co.	26,286	5,935	32,221	10.3
Other insurance providers	33,998	—	33,998	10.9

Total	$122,096	$189,568	$311,664	100.0

	December 31, 2005
	Primary	Supplemental
	Mortgage	Mortgage	Total Credit	Percent of
(dollars in thousands)	Insurance	Insurance	Exposure	Total

Mortgage Guaranty Insurance Corp.	$35,080	$114,741	$149,821	44.9
GE Mortgage Insurance Corp.	7,487	51,826	59,313	17.8
Republic Mortgage Insurance Company	32,498	13,705	46,203	13.9
PMI Mortgage Insurance Co.	32,717	5,935	38,652	11.6
Other insurance providers	39,587	—	39,587	11.8

Total	$147,369	$186,207	$333,576	100.0

Banking on Business (BOB) Loans.  The Bank has offered the BOB loan program to members since 2000, which is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available.

The intent of the BOB program had been to use it as a grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans with interest. If the business is unable to repay the loan, it may be forgiven at the Bank’s option. The entire BOB program is classified as a nonaccrual loan portfolio due to the fact that the Bank has doubt about the ultimate collection of the contractual principal and interest of the loans. Therefore, interest income is not accrued on these loans; income is recognized on a cash basis, when received.

The allowance for credit losses for the BOB program is predominantly based on SBA loan loss statistics, which provide a reasonable estimate of losses inherent in the BOB portfolio based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements.

The following table presents the activity in the allowance for credit losses on BOB loans for the five years ended December 31, 2006.

(in thousands)	2006	2005	2004	2003	2002

Balance, at the beginning of the year	$4,868	$3,394	$3,695	$10,194	$4,887
Provision/(benefit) for credit losses	1,867	1,474	(301)	(6,499)	5,307

Balance, at end of the year	$6,735	$4,868	$3,394	$3,695	$10,194

Derivatives.  The Bank is subject to credit risk arising from the potential non-performance by derivative counterparties with respect to the agreements entered into with the Bank, as well as certain operational risks relating to the management of the derivative portfolio. The Bank follows applicable regulations of the Finance Board and guidelines established by its Board of Directors on unsecured extensions of credit. The Bank manages derivative counterparty credit risk through the combined use of credit analysis, collateral management and other risk mitigation techniques. The Bank requires collateral agreements on derivative financial instrument contracts. The extent to which the Bank is exposed to counterparty risk on derivatives is partially mitigated through the use of netting procedures contained in the Bank’s master agreement contracts with counterparties. The maximum net unsecured credit exposure amounts are established on an individual counterparty basis based on each individual counterparty’s rating as reported by NRSROs. In determining maximum credit exposure, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities on an individual counterparty basis. Additionally, management includes an estimate of Potential Credit Exposure in determining total net exposure. As a result of these risk mitigation actions, management does not anticipate any credit losses on its derivative agreements.

Liquidity and Funding Risk

The Bank is required to maintain liquidity in accordance with certain Finance Board regulations and with policies established by management and the Board of Directors. The Bank needs liquidity to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations and meet other obligations. The Bank also maintains liquidity to repurchase excess capital stock at its discretion upon the request of a member. As of December 31, 2006 and 2005, the Bank had outstanding capital redemption requests due to pending mergers of $7.9 million and $16.7 million, respectively. See Notes 14 and 15 to the audited financial statements for additional information.

Consolidated bonds and discount notes, along with member deposits, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. Consolidated obligations are rated Aaa/P-1 by Moody’s Investor Service, Inc. and AAA/A-1+ by Standard & Poor’s. These ratings measure the likelihood of timely payment of principal and interest on the consolidated obligations. At December 31, 2006, the Bank’s consolidated obligation bonds outstanding totaled $53.6 billion compared to $53.1 billion as of December 31, 2005, an increase of $0.5 billion, or 0.9%. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs.

Total discount notes outstanding at December 31, 2006 increased to $17.9 billion from $14.6 billion at December 31, 2005, an increase of $3.3 billion, or 22.4%, partially due to higher levels of money market investments held in response to the Federal Reserve Daylight Overdraft Policy change discussed in more detail below. The Bank combines consolidated obligations with derivatives in order to lower its effective all-in cost of funds and simultaneously reduce interest rate risk. The funding strategy of issuing bonds while simultaneously entering into swap agreements, typically referred to as the issuance of structured debt, enables the Bank to offer a wider range of loan products to its member institutions. Discount notes have not generally been combined with derivatives by the Bank, although this approach may be used by the Bank in the future.

The Bank offers demand and overnight deposits for members and qualifying nonmembers. Total deposits at December 31, 2006, increased to $1.4 billion from $1.1 billion at December 31, 2005, an increase of $0.3 billion, or 32.8%. Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity primarily due to member institution deposit growth, the slope of the market yield curve and the Bank’s deposit pricing as compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies, or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2006 and 2005, excess deposit reserves were $39.9 billion and $41.1 billion, respectively.

The Bank’s investments also represent a key source of liquidity. Total investments (interest-bearing deposits, Federal funds sold, and investment securities) were $20.0 billion at December 31, 2006, compared to $16.9 billion at December 31, 2005, an increase of $3.1 billion, or 18.0%. Investments in MBS are limited by the Finance Board and prohibit the Bank from adding to its MBS portfolio during periods when the MBS balances outstanding exceed 300% of total capital. Excess capital stock repurchases associated with fluctuating member loan balances can cause the Bank’s capital stock to decrease. These fluctuations can curtail the Bank’s ability to add to its MBS portfolio as it can create a position where existing MBS balances exceed 300% of total capital. Finance Board requirements do not require the sale of MBS during such periods to meet the limitation; however, the Bank is not permitted to purchase additional MBS until the MBS-to-capital ratio returns to a level below 300%. As of December 31, 2006 and 2005, the Bank’s MBS balances outstanding represented approximately 294% and 289% of total capital, respectively.

Negative Pledge Requirement.  Finance Board regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured loans to members; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank is located; and (6) other securities that are assigned a rating or assessment by a NRSRO that is equivalent or higher than the rating or assessment assigned by the NRSRO to the consolidated obligations. As of December 31, 2006 and 2005, the Bank held total non-pledged qualifying assets in excess of total consolidated obligations of $5.3 billion and $4.4 billion, respectively.

Contingency Liquidity.  In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. The Bank’s primary sources of liquidity are short-term investments, such as Federal funds purchased, and the issuance of new consolidated obligation bonds and discount notes. The Bank’s GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several obligation on the consolidated obligations, have historically provided excellent capital market access. In addition, under certain circumstances, the U.S. Treasury may acquire up to $4.0 billion of consolidated obligations of the FHLBanks. Other short-term borrowings, such as securities sold under agreements to repurchase and loans from other FHLBanks, also provide liquidity. The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions or operational disruptions at other FHLBanks or the OF.

Further, the Finance Board and the Bank’s liquidity and funds management policy require the Bank to hold contingency liquidity sufficient to meet the Bank’s needs for a minimum of five business days without access to the consolidated obligation debt markets. Both the Finance Board and the Bank’s liquidity measures depend on certain assumptions which may or may not prove valid in the event of an actual capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met without access to the consolidated obligation debt markets for at least five days; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing loans to members, securities available for repurchase agreements, available-for-sale securities maturing in one year or less and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2006 and 2005, excess contingency liquidity was approximately $17.2 billion and $17.3 billion, respectively.

Federal Reserve Daylight Overdraft Policy.  The Federal Reserve Daylight Overdraft Policy was a fundamental change from the Federal Reserve’s past policy applicable to GSEs and certain international organizations of processing and posting these payments in the morning, even if these entities had not fully funded their payments. To comply with this new requirement, the Bank implemented a number of actions, including the following: (1) limited the use of overnight discount notes as a source of short-term liquidity; (2) changed the time that principal and interest payments are made on consolidated obligations; (3) changed cash management and liquidity management practices to increase liquid investments and early availability of cash; and (4) continued to explore alternative sources of intraday private funding. These actions have not reduced the ability of the Bank to provide liquidity to its members.

Further, in response to the Federal Reserve policy change, on June 23, 2006, the Bank, the eleven other FHLBanks and the OF entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the Agreement). The FHLBanks issue debt through the OF in the form of consolidated obligations and all twelve FHLBanks are jointly and severally liable for the repayment of all consolidated obligations. The OF funds principal and interest payments on the FHLBanks’ consolidated obligations through its account at the Federal Reserve Bank of New York. The FHLBanks and the Office of Finance entered into the Agreement to facilitate timely funding by the FHLBanks of the principal and interest payments under their respective consolidated obligations, as made through the Office of Finance, in accordance with the Federal Reserve policy.

Under the Agreement, in the event that one or more FHLBanks do not fund its principal and interest payments under a consolidated obligation by the deadlines agreed upon, the remaining FHLBanks will be obligated to fund any shortfall to the extent that any of the remaining FHLBanks has a net positive settlement balance in its account with the OF on the day the shortfall occurs. In this regard, the Finance Board granted a waiver requested by the OF to allow the direct placement by a FHLBank of consolidated obligations with another FHLBank in those instances when direct placement of consolidated obligations is necessary to ensure that sufficient funds are available to timely pay all principal and interest on FHLBank System consolidated obligations due on a particular day. Please refer to Exhibit 10.10 of the Bank’s registration statement on Form 10 as amended, filed July 19, 2006 for the full text of the Agreement.

Joint and Several Liability.  Although the Bank is primarily liable for its portion of consolidated obligations, i.e., those issued on its behalf, the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the Bank is not paid in full when due, the Bank may not pay dividends to, or redeem or repurchase shares of capital stock from, any member of the Bank. The Finance Board, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. For example, the Finance Board may order the Bank to make principal and interest payments due on consolidated obligations for which it is not the primary obligor if the FHLBank that is the primary obligor is unable to make the required payments due to a disruption in its debt servicing operations, such as a natural disaster or power failure. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Board determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Board may determine. See Note 14 to the audited financial statements for additional information. As of December 31, 2006, the Bank has never been required to assume or pay the consolidated obligations of another FHLBank.

Finance Board regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Board approval.

The Bank’s total consolidated obligation bonds and discount notes represented 7.9% and 7.6% of total FHLBank System consolidated obligations as of December 31, 2006 and 2005, respectively. For the FHLBank System, total consolidated obligations were $952.0 billion and $937.5 billion as of December 31, 2006 and 2005, respectively. Consolidated obligation bonds and discounts notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments:

	December 31, 2006			December 31, 2005
	Consolidated Obligations			Consolidated Obligations

		Discount			Discount
(in millions)	Bonds	Notes	Total	Bonds	Notes	Total

Atlanta	$123,102	$4,952	$128,054	$120,778	$9,593	$130,371
Boston	38,634	17,780	56,414	32,590	24,442	57,032
Chicago	69,652	11,226	80,878	63,006	16,865	79,871
Cincinnati	53,419	22,021	75,440	53,866	17,634	71,500
Dallas	41,917	8,262	50,179	46,612	11,236	57,848
Des Moines	33,379	4,700	38,079	37,653	4,074	41,727
Indianapolis	32,989	10,499	43,488	35,220	9,382	44,602
New York	62,206	12,255	74,461	57,119	20,651	77,770
Pittsburgh	57,013	17,933	74,946	56,717	14,620	71,337
San Francisco	200,396	30,227	230,623	184,515	27,747	212,262
Seattle	48,221	1,497	49,718	38,086	10,647	48,733
Topeka	32,940	16,770	49,710	30,948	13,459	44,407

Total FHLBank System	$793,868	$158,122	$951,990	$757,110	$180,350	$937,460

Operating and Business Risks

Operating Risk.  Operating risk is managed by the Bank’s Risk Management Committee and is defined as the risk of unexpected loss resulting from human error, systems malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls. The Bank has established operating polices and procedures to manage each of the specific operating risks, which are categorized as transaction, compliance, fraud, legal, information technology, personnel or financial and accounting disclosure risks. Additionally, insurance coverage is in force to further mitigate the potential for material losses. The Bank’s Internal Audit department, which reports directly to the Audit Committee of the Bank’s Board of Directors, regularly monitors compliance with established policies and procedures. Some operating risk may also result from external factors which are beyond the Bank’s control, such as the failure of other parties with which the Bank conducts business to adequately address their own operating risks.

The Bank has a business continuity plan that is designed to restore critical business processes and systems in the event of a disaster or business disruption. The Bank has established and periodically tests this plan under various disaster scenarios involving offsite recovery and the testing of the Bank’s operations and information systems. The results of these tests are presented annually to the Board of Directors.

Business Risk.  Business risk is defined as the risk of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulations, legislation or political changes. Examples of external factors may include, but are not limited to: continued financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-Bank competition, initiatives to weaken the FHLBank System’s GSE status, changes in the deposit and mortgage markets for the Bank’s members, and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives. The Risk Management Committee continually monitors economic indicators and the external environment in which the Bank operates and attempts to mitigate this risk through long-term strategic planning.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

See Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Risk Management” in Part II of this Form 10-K.

Item 8:  Financial Statements and Supplementary Financial Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
the Federal Home Loan Bank of Pittsburgh:

In our opinion, the accompanying statements of condition and the related statements of income, capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Pittsburgh at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the financial statements, effective January 1, 2004, the Bank changed its method of accounting for the amortization and accretion of deferred loan origination fees and premiums and discounts paid to and received on mortgage loans and securities under Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

/s/  PricewaterhouseCoopers LLP

McLean, Virginia
March 15, 2007

Financial Statements for the Years Ended 2006, 2005 and 2004

Federal Home Loan Bank of Pittsburgh
Statement of Operations

	Year ended December 31,
(in thousands, except per share amounts)	2006	2005	2004

Interest Income:
Loans to members	$2,433,572	$1,526,937	$612,621
Prepayment fees on loans to members, net	1,382	2,276	1,136
Interest-bearing deposits	178,811	61,580	12,195
Federal funds sold	218,589	57,167	28,399
Trading securities	—	2,700	10,746
Available-for-sale securities	6,981	16,696	10,097
Held-to-maturity securities	551,196	382,701	302,272
Mortgage loans held for portfolio	372,520	401,742	405,775
Loans to other FHLBanks	53	-	31

Total interest income	3,763,104	2,451,799	1,383,272

Interest Expense:
Consolidated obligation discount notes	655,102	528,123	193,348
Consolidated obligation bonds	2,703,238	1,579,772	872,023
Deposits	58,229	30,770	14,729
Mandatorily redeemable capital stock	1,404	555	249
Other borrowings	801	3,036	3,153

Total interest expense	3,418,774	2,142,256	1,083,502

Net interest income before provision for credit losses	344,330	309,543	299,770
Provision for credit losses	2,248	2,089	308

Net interest income after provision for credit losses	342,082	307,454	299,462
Other income (loss):
Services fees	4,369	4,007	4,127
Net (loss) on sale of trading securities	—	(999)	(3,286)
Net gain on sale of held-to-maturity securities (Note 8)	—	—	2,576
Net gain (loss) on derivatives and hedging activities (Note 16)	7,039	4,185	(106,327)
Other, net	2,224	209	1,261

Total other income (loss)	13,632	7,402	(101,649)
Other expense:
Operating	56,968	49,456	42,339
Finance Board	2,076	2,206	1,743
Office of Finance	1,872	2,064	1,716

Total other expense	60,916	53,726	45,798

Income before assessments	294,798	261,130	152,015
Affordable Housing Program	24,218	21,374	13,234
REFCORP	54,118	47,951	29,714

Total assessments	78,336	69,325	42,948
Income before cumulative effect of change in accounting principle	216,462	191,805	109,067
Cumulative effect of change in accounting principle (Note 4)	—	—	9,788

Net income	$216,462	$191,805	$118,855

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	32,013	28,552	26,265
Earnings per share before cumulative effect of change in accounting principle	$6.76	$6.72	$4.16
Cumulative effect of change in accounting principle	—	—	0.37

Basic and diluted earnings per share	$6.76	$6.72	$4.53

Dividends per share	$4.69	$2.82	$1.69

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition

	December 31,
(in thousands, except par value)	2006	2005

ASSETS
Cash and due from banks (Note 5)	$78,098	$115,370
Interest-bearing deposits	3,619,984	3,259,894
Federal funds sold	3,370,000	2,320,000
Investment securities:
Available-for-sale securities, at fair value; amortized cost of $64,378 and $330,434, respectively (Note 7)	65,848	331,297
Held-to-maturity securities, at amortized cost; fair value of $12,758,889 and $10,828,384, respectively (Note 8)	12,939,100	11,034,630
Loans to members (Note 9)	49,335,377	47,492,959
Mortgage loans held for portfolio (Note 10), net of allowance for credit losses of $853 and $657, respectively (Note 11)	6,966,345	7,651,914
Banking on Business loans, net of allowance for credit losses of $6,735 and $4,868, respectively (Note 11)	11,469	10,653
Accrued interest receivable	416,407	304,193
Premises, software and equipment, net (Note 6)	22,142	14,918
Derivative assets (Note 16)	498,976	317,033
Other assets	52,712	45,350

Total assets	$77,376,458	$72,898,211

LIABILITIES AND CAPITAL

Liabilities
Deposits: (Note 12)
Interest-bearing	$1,409,305	$1,060,605
Noninterest-bearing	16,692	23,152

Total deposits	1,425,997	1,083,757

Consolidated obligations, net: (Note 14)
Discount notes	17,845,226	14,580,400
Bonds	53,627,392	53,142,937

Total consolidated obligations, net	71,472,618	67,723,337

Mandatorily redeemable capital stock (Note 15)	7,892	16,731
Accrued interest payable	566,350	436,214
Affordable Housing Program (Note 17)	49,386	36,707
Payable to REFCORP (Note 18)	14,531	14,633
Derivative liabilities (Note 16)	144,093	278,444
Other liabilities	61,617	48,842

Total liabilities	73,742,484	69,638,665

Commitments and contingencies (Note 23)	—	—

Capital (Note 15)
Capital stock — putable ($100 par value) issued and outstanding shares:
33,844 and 30,786 shares in 2006 and 2005, respectively	3,384,358	3,078,583
Retained earnings	254,777	188,479
Accumulated other comprehensive income (loss):
Net unrealized gain on available-for-securities (Note 7)	1,470	863
Net unrealized (loss) relating to hedging activities (Note 16)	(4,973)	(7,873)
Other	(1,658)	(506)

Total capital	3,633,974	3,259,546

Total liabilities and capital	$77,376,458	$72,898,211

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows

	Year ended December 31,
(in thousands)	2006	2005	2004

OPERATING ACTIVITIES
Net income	$216,462	$191,805	$118,855
Cumulative effect of change in accounting principle	—	—	(9,788)

Income before cumulative effect of change in accounting principle	216,462	191,805	109,067
Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation and amortization	248,249	67,501	114,975
Change in net fair value adjustment on derivative and hedging activities	(145,320)	(118,319)	(59,465)
Net realized loss (gain) on held-to-maturity securities (Note 8)	—	—	(2,576)
Other adjustments	2,252	3,553	448
Net change in:
Trading securities	—	89,306	43,320
Accrued interest receivable	(112,214)	(91,626)	(11,956)
Other assets	(86)	45	7,402
Accrued interest payable	130,136	136,226	(11,911)
Other liabilities	10,896	29,608	22,204

Total adjustments	133,913	116,294	102,441

Net cash provided by operating activities	$350,375	$308,099	$211,508

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $501, $377 and $1,211 to other FHLBanks for mortgage loan programs)	$(360,090)	$(1,912,885)	$(511,681)
Federal funds sold	(1,050,000)	(65,000)	(1,255,000)
Premises, software and equipment	(8,601)	(8,938)	(3,902)
Available-for-sale securities:
Proceeds	266,072	299,938	182,875
Purchases	—	—	(452,064)
Held-to-maturity securities:
Net (increase) decrease in short-term	(170,914)	(76,398)	171,914
Proceeds from maturities long-term	1,611,320	2,209,970	2,943,603
Proceeds from sale long-term	—	—	71,261
Purchases of long-term	(3,325,833)	(4,540,157)	(4,105,561)
Loans to members:
Proceeds	652,739,386	2,304,901,180	2,029,834,077
Made	(654,623,311)	(2,314,105,099)	(2,034,812,893)
Mortgage loans held for portfolio:
Proceeds	1,048,152	1,903,261	2,172,628
Purchases	(382,995)	(951,212)	(2,856,800)

Net cash (used in) investing activities	$(4,256,814)	$(12,345,340)	$(8,621,543)

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued)

	Year ended December 31,
(in thousands)	2006	2005	2004

FINANCING ACTIVITIES
Net change in:
Deposits (including $0, $0 and $60,000 from other FHLBanks for mortgage loan programs)	$342,240	$34,121	$(338,588)
Net proceeds from issuance of consolidated obligations:
Discount notes	158,263,681	1,046,170,997	1,166,338,000
Bonds (including $0, $65,597 and $630,742 from other FHLBanks)	19,054,075	25,703,624	29,936,298
Payments for maturing and retiring consolidated obligations:
Discount notes	(155,169,733)	(1,046,769,795)	(1,162,738,580)
Bonds (including $0, $50,000 and $0 from other FHLBanks)	(18,743,761)	(13,387,372)	(25,113,935)
Proceeds from issuance of capital stock	4,877,247	8,398,334	5,805,390
Payments for redemption of mandatorily redeemable capital stock	(40,651)	(5,376)	—
Payments for redemption/repurchase of capital stock	(4,539,660)	(8,011,654)	(5,433,007)
Cash dividends paid	(174,271)	(72,513)	(36,765)

Net cash provided by financing activities	$3,869,167	$12,060,366	$8,418,813

Net (decrease) increase in cash and cash equivalents	$(37,272)	$23,125	$8,778
Cash and cash equivalents at beginning of the year	115,370	92,245	83,467

Cash and cash equivalents at end of the year	$78,098	$115,370	$92,245

Supplemental disclosures:
Interest paid during the year	$2,325,906	$1,405,233	$822,420
AHP payments, net	11,539	5,577	5,237
REFCORP assessments paid	54,220	36,381	18,745

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital

				Accumulated
				Other
	Capital Stock - Putable		Retained	Comprehensive
(in thousands, except shares)	Shares	Par Value	Earnings	Income (Loss)	Total Capital

Balance December 31, 2003	23,416	$2,341,627	$2,645	$(9,787)	$2,334,485

Proceeds from the sale of capital stock	58,054	$5,805,390	—	—	$5,805,390
Redemption/repurchase of capital stock	(54,330)	(5,433,007)	—	—	(5,433,007)
Net shares reclassified to mandatorily redeemable capital stock	(182)	(18,208)	—	—	(18,208)
Comprehensive income (loss):
Net income	—	—	$118,855	—	118,855
Net unrealized gain (loss) on available- for-sale securities	—	—	—	$714	714
Net gain (loss) relating to hedging activities	—	—	—	(2,547)	(2,547)
Reclassification adjustment for gains included in net income	—	—	—	431	431
Other	—	—	—	(479)	(479)

Total comprehensive income (loss)	—	—	118,855	(1,881)	116,974
Cash dividends on capital stock	—	—	(44,310)	—	(44,310)

Balance December 31, 2004	26,958	$2,695,802	$77,190	$(11,668)	$2,761,324

Proceeds from sale of capital stock	83,983	$8,398,334	—	—	$8,398,334
Redemption/repurchase of capital stock	(80,116)	(8,011,654)	—	—	(8,011,654)
Net shares reclassified to mandatorily redeemable capital stock	(39)	(3,899)	—	—	(3,899)
Comprehensive income (loss):
Net income	—	—	$191,805	—	191,805
Net unrealized gain (loss) on available-for-sale securities	—	—	—	$54	54
Net gain (loss) relating to hedging activities	—	—	—	4,021	4,021
Reclassification adjustment for gains included in net income	—	—	—	—	—
Other	—	—	—	77	77

Total comprehensive income (loss)	—	—	191,805	4,152	195,957
Cash dividends on capital stock	—	—	(80,516)	—	(80,516)

Balance December 31, 2005	30,786	$3,078,583	$188,479	$(7,516)	$3,259,546

Proceeds from sale of capital stock	48,772	$4,877,247	—	—	$4,877,247
Redemption/repurchase of capital stock	(45,396)	(4,539,660)	—	—	(4,539,660)
Net shares reclassified to mandatorily redeemable capital stock	(318)	(31,812)	—	—	(31,812)
Comprehensive income (loss):
Net income	—	—	$216,462	—	216,462
Net unrealized gain (loss) on available-for-sale securities	—	—	—	$607	607
Net gain (loss) relating to hedging activities	—	—	—	2,900	2,900
Reclassification adjustment for gains included in net income	—	—	—	—	—
Other		—	—	506	506

Total comprehensive income (loss)	—	—	216,462	4,013	220,475
Adjustment to initially apply SFAS 158	—	—	—	(1,658)	(1,658)
Cash dividends on capital stock	—	—	(150,164)	—	(150,164)

Balance December 31, 2006	33,844	$3,384,358	$254,777	$(5,161)	$3,633,974

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements

Note 1 – Background Information

The Federal Home Loan Bank of Pittsburgh (the Bank), a federally chartered corporation, is one of twelve district Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. State and local housing authorities that meet certain statutes or criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required or eligible to hold capital stock.

All members must purchase stock in the Bank. The amount of capital stock members own is based on their outstanding loans, their unused borrowing capacity and the principal balance of residential mortgage loans previously sold to the Bank. See Note 15 for additional information. As a result of these requirements, the Bank conducts business with members in the normal course of business. The Bank considers those members with capital stock outstanding in excess of ten percent of total capital stock outstanding to be related parties. See Note 20 for additional information.

The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States government, supervises and regulates the FHLBanks and the Office of Finance. The Office of Finance is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the FHLBank System combined financial reports. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Board establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special-purpose entities or any other type of off-balance sheet conduits.

As provided by the Federal Home Loan Bank Act of 1932 (the Act), as amended, or Finance Board regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans to members and to purchase mortgages from members through the Mortgage Partnership Finance® (MPF®) Program. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

Note 2 – Restatement of Previously Issued Financial Statements

Results for the twelve months ended December 31, 2005 included restated results for the first quarter of 2005. During the third quarter of 2005, in the course of preparing for registration of its equity securities with the SEC, the Bank determined that corrections needed to be made primarily due to the manner in which the Bank applied Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Therefore, the Bank restated its financial statements for the quarter ended March 31, 2005 and the years ended December 31, 2004, 2003, 2002 and 2001. Please refer to the Bank’s registration statement on Form 10, as amended, for additional information on the restatement.

Note 3 – Summary of Significant Accounting Policies

Use of Estimates.  The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

Notes to Financial Statements (continued)

Interest-Bearing Deposits and Federal Funds Sold.  These investments provide short-term liquidity and are carried at cost. The Bank has the ability to purchase from or sell Federal funds to eligible counterparties. These funds are usually purchased and sold for one-day periods, but can have longer terms for up to three months.

Investment Securities.  The Bank carries, at amortized cost, investment securities for which it has both the ability and intent to hold to maturity, adjusted for the amortization of premiums and accretion of discounts using the interest method. Additionally, from time to time the Bank carries, at fair value, available-for-sale and trading securities in the investment portfolio.

Under Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered maturities for purposes of the classification of securities: 1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value; or 2) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

The Bank classifies certain investment securities acquired for purposes of liquidity and asset/liability management as trading and carries them at fair value. Premiums and discounts on trading securities are recorded at time of purchase and not amortized. The Bank records changes in the fair value of these investment securities through other income (loss). However, the Bank does not participate in speculative trading practices.

The Bank classifies certain investment securities that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities is recorded in other comprehensive income as a “net unrealized gain (loss) on available-for-sale securities.”

The Bank computes the amortization and accretion of premiums and discounts on mortgage-backed securities and other investments using the interest method to contractual maturity of the securities.

Certain basis adjustments to the carrying value of investment securities are amortized or accreted to earnings using the interest method.

The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss). The Bank treats securities purchased under agreements to resell as collateralized financings.

The Bank regularly evaluates outstanding investments for changes in fair value and records impairment when a decline in fair value is deemed to be other than temporary. An investment is deemed impaired if the fair value of the investment is less than its carrying value. After the investment is determined to be impaired, the Bank evaluates whether this decline in value is other than temporary. Generally, the declines in fair value of the debt securities portfolio occur due to changes in interest rates. When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it is going to receive all of the investment’s contractual cash flows and the Bank’s intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, the Bank considers issuer or collateral specific factors, such as rating agency actions and business and financial outlook. The Bank also evaluates broader industry and sector performance indicators. If there is an other-than-temporary impairment in the value of an investment, the decline in value is recognized as a loss and

Notes to Financial Statements (continued)

presented in the Statement of Operations as other income (loss). The Bank has not experienced any other-than-temporary impairment in value of investment securities during 2006, 2005 or 2004.

Loans to Members.  The Bank presents loans to members, net of discounts on Affordable Housing Program (AHP) loans, as discussed below. The Bank amortizes the discounts on loans to members to interest income using the interest method, which produces a constant effective yield on the net investment in the loan. The Bank credits interest on loans to members to income as earned. Following the requirements of the Act, as amended, the Bank obtains sufficient collateral on loans to members to protect it from losses. The Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully described in Note 9, community financial institutions are eligible to use expanded statutory collateral rules that include secured small business and agricultural loans, and securities representing a whole interest in such secured loans. The Bank has not incurred any credit losses on loans to members since its inception. Based upon the collateral held as security and the repayment history of the Bank’s loans to members, management believes that an allowance for credit losses on loans to members is unnecessary.

Mortgage Loans Held for Portfolio.  The Bank participates in the MPF® Program under which the Bank invests in government-insured and conventional residential mortgage loans, which are purchased from participating members. The Bank manages the liquidity, interest rate and options risk of the loans while the member retains the marketing and servicing activities. The Bank and the member share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the first loss account (FLA), and the member assuming credit losses in excess of the FLA, referred to as credit enhancement, up to the amount of the credit enhancement obligation as specified in the master agreement. The Bank assumes all losses in excess of the credit enhancement.

The credit enhancement is an obligation on the part of the participating member, which ensures the retention of credit risk on loans it sells to the Bank. The amount of the credit enhancement is determined so that any losses in excess of the enhancement are limited to those permitted for double-A credit risks. The participating member receives from the Bank a credit enhancement fee, based upon the remaining unpaid principal balance, for managing this portion of the inherent risk in the loans. The required credit enhancement obligation amount may vary depending on the product alternatives selected.

Under a master commitment, the Bank may enter into a participation arrangement with another FHLBank that specifies an agreed upon ownership percentage for the mortgage loans to be acquired from participating members under the master commitment and related delivery commitments. The Bank, prior to May 1, 2006, historically sold participations in mortgage loans acquired under the MPF program to the FHLBank of Chicago. Both the Bank and the FHLBank of Chicago shared in the pro rata purchase amounts for each respective loan acquired from the participating member; received the relevant pro rata share of principal and interest payments; maintained responsibility for their pro rata share of credit enhancement fees and loan losses; and each owned its share of the delivery commitments. Participations were transacted contemporaneously with and at the same price as the loan purchases by the Bank, resulting in no gain or loss on the transaction. Based on the terms of the participation agreement between the Bank and the FHLBank of Chicago, these participations were accounted for as sales under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, (SFAS 140). A new agreement was established with FHLBank of Chicago effective May 1, 2006. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional detail.

The Bank, along with several other FHLBanks, participates in a Shared Funding Program, which is administered by an unrelated third party. This program allows mortgage loans originated through the MPF® Program and related credit enhancements to be sold to a third-party-sponsored trust and pooled into securities. The FHLBank of Chicago purchases the Acquired Member Asset eligible securities, which are rated at least double-A, and are either retained or partially sold to other FHLBanks. These securities are not publicly traded and are not guaranteed by any of the FHLBanks.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), a new interpretation on consolidation accounting. In December

Notes to Financial Statements (continued)

2003, the FASB issued a revision to FIN 46 (FIN 46-R) to address various technical corrections and implementation issues that had arisen since the issuance of FIN 46. Application of FIN 46-R to the Bank is limited to the MPF Shared Funding securities, which the Bank believes were issued by qualifying special purpose entities (QSPE) that are sponsored by One Mortgage Partners Corp., a subsidiary of JPMorgan Chase. A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. A QSPE must meet certain criteria in SFAS 140, to be considered a QSPE. FIN 46-R does not require an investor to consolidate a QSPE, as long as the investor does not have the unilateral ability to liquidate the QSPE or cause it to no longer meet the QSPE criteria. The Bank meets this scope exception for QSPEs under FIN 46-R, and accordingly, does not consolidate its investments in the MPF Shared Funding securities. Further, even if the special purpose entities were not QSPEs, the Bank would not consolidate under FIN 46-R because it holds the senior rather than residual interest in the securities. The securities are classified as held-to-maturity securities and are reported at amortized cost of $60.4 million and $69.4 million as of December 31, 2006 and 2005, respectively. These securities are not publicly traded or guaranteed by any of the FHLBanks.

The Bank classifies mortgage loans as held for portfolio and reports them at their principal amount outstanding net of unamortized premiums and discounts.

The Bank defers and amortizes mortgage loan premiums paid to and discounts received from the Bank’s participating member as interest income over the contractual life of the loan using the interest method. The contractual method recognizes the income effects of premiums and discounts in a manner that is proportionate to the actual behavior of the underlying assets without regard to changes in estimates based on assumptions about future behavior.

Credit enhancement fees paid to the participating member in connection with managing the credit risk associated with the purchased loans and are recorded as an offset to mortgage loan interest income in the Statement of Operations. Credit enhancement fees totaled $8.5 million, $9.4 million, and $9.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Delivery extension fees are received when a member requests to extend the period of the delivery commitment beyond the original stated maturity. The extension fees are recorded as part of the mark-to-market of the delivery commitment derivatives, and as such, eventually become basis adjustments to the mortgage loans funded as part of the delivery commitment. Pair-off fees are received when the amount of mortgages purchased is less than or greater than the specified percentage of the delivery commitment amount. Pair-off fees attributable to mortgage loans delivered greater than the specified percentage of the delivery commitment amount represent purchase price adjustments and become part of the basis of the purchased mortgage loans. Pair-off fees attributable to mortgage loans not delivered are recorded as part of the mark-to-market of the delivery commitment derivatives but do not impact the basis of the purchased mortgage loans and are reported as income when received.

Conventional mortgage loans are generally identified as impaired when they become 90 days or more delinquent, at which time the loans are placed on nonaccrual status and accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. Delinquent loans that are foreclosed are removed from the loan classification and the property is initially recorded (and subsequently carried at the lower of cost or of fair value less costs to sell) in other assets as real estate owned (REO). If the fair value (less costs to sell) of the REO property is lower than the carrying value of the loan then the difference, to the extent such amount is not expected to be recovered through recapture of performance-based credit enhancement fees, is recorded as a charge-off to the allowance for credit losses.

Banking on Business (BOB) Loans.  The Bank has offered the BOB loan program to members, which is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia, since 2000. The program’s objective is to assist in the growth and development of small business, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program had been to use it as a grant program to members to help facilitate community economic

Notes to Financial Statements (continued)

development; however, repayment provisions within the program requires that the BOB program is accounted for as an unsecured loan program. Therefore, the accounting for the program follows the provisions of loan accounting whereby an asset (loan receivable) is recorded for disbursements to members and an allowance for credit losses is estimated and established through provision for credit losses. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans as stated in the agreements. If the business is unable to repay the loan, it may be forgiven at the Bank’s option. The BOB program is classified as a non-performing loan portfolio due to the fact that the Bank has doubt about the ultimate collection of the contractual principal and interest of the BOB loans. Therefore, interest income is not accrued on these loans. Income is recognized on a cash basis after full collection of principal.

Allowance for Credit Losses.  The allowance for credit losses is a valuation allowance established to provide for probable losses inherent in the portfolio of mortgage loans held for investment and the BOB loan portfolio as of the balance sheet date. The allowance for credit losses is evaluated on a quarterly basis by management to identify the losses inherent within the portfolio and to determine the likelihood of collectibility. This allowance methodology determines an estimated probable loss for the impairment of the mortgage loan portfolio consistent with the provisions of Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. The Bank has not incurred any losses on loans to members since inception. Due to the collateral held as security and the repayment history for member loans, management believes that an allowance for credit losses for member loans is unnecessary.

The Bank purchases government-insured FHA and VA residential mortgage loans and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-insured loans is predominantly assumed by the FHA and VA, only conventional mortgage loans are evaluated for an allowance for credit losses. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment and is therefore excluded from the scope of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan.

During 2005, the Bank changed its method of estimating the allowance for credit losses on its mortgage loans and separated the reserve for off-balance sheet credit exposures to an other liability account. The new method uses a probability and timing of loss analysis from market data on comparable loans as of the balance sheet date. The impact of this change was an increase of $439 thousand on the overall allowance level. The allowance attributable to outstanding mortgage loans of $657 thousand at December 31, 2005 was recorded in the balance sheet as a reserve against mortgage loans held in portfolio. At December 31, 2006, this allowance balance was $853 thousand. The allowance for credit losses associated with off-balance sheet exposure of $1.0 million at December 31, 2006 and $828 thousand at December 31, 2005 is recorded within other liabilities on the balance sheet.

The Bank’s historical allowance methodology for credit losses was based on management’s estimate of credit losses inherent in the Bank’s credit portfolio as of the balance sheet date. The Bank performed periodic reviews of its portfolio to identify losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. The analysis included consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral valuations, industry data and prevailing economic conditions of similar loans. This analysis resulted in a loss estimate of 5% of impaired loans. Note that there was no historical separation between on-balance sheet credit exposure and off-balance sheet credit exposure. Off-balance sheet credit exposure is primarily due to BOB loan commitments and standby letters of credit issued by the Bank.

The allowance for credit losses methodology for mortgage loans has been enhanced to include more loan pool specific attribute data. The change is intended to more precisely estimate the amount of net loss that will occur when a default occurs. The calculated expected loss is compared to peer data and market trends. Peer data is reviewed on a trend basis when available and market trends consider only observable data such as macroeconomic and microeconomic trends. The Bank has determined that this change in the allowance for credit losses is an enhancement to our methodology that adds precision and is not material.

Notes to Financial Statements (continued)

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

Premises and Equipment.  The Bank records premises and equipment at cost less accumulated depreciation and amortization and computes depreciation on the straight-line method over the estimated useful lives of assets, which range from one to ten years. The Bank amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred.

Cost of computer software developed or obtained for internal use is accounted for in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. The Bank amortizes such costs on a straight-line basis over estimated lives ranging from three to seven years.

Derivatives.  Accounting for derivatives is prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities — Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 133). All derivatives are recognized on the Statement of Condition at their fair values. Each derivative is designated as one of the following:

•	a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value” hedge);

•	a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge);

•	a non-qualifying hedge of an asset or liability (“economic” hedge) for asset/liability management purposes; or

•	a non-qualifying hedge of another derivative (an “intermediation” hedge) that is offered as a product to members or used to offset other derivatives with non-member counterparties.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income (loss) as “net gain (loss) on derivatives and hedging activities.”

Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction (i.e., until the periodic recognition of interest on a variable-rate asset or liability is recognized).

For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income (loss) as “net gain (loss) on derivatives and hedging activities.”

Changes in the fair value of a derivative not qualifying for hedge accounting are recorded in current period earnings in other income (loss) as “net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustment to an asset or liability.

Notes to Financial Statements (continued)

The difference between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the income or expense of the designated underlying investment securities, loans to members, consolidated obligations or other financial instruments. The difference between accruals of interest receivables and payables on intermediation derivatives for members and other economic hedges are recognized in other income (loss) as “net gain (loss) on derivatives and hedging activities.” Cash flows associated with economic hedges are reflected as cash flows from operating activities on the Statement of Cash Flows.

The Bank routinely issues debt and makes loans to members in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the loan to member or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that: (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (such as an investment security classified as trading under SFAS 115), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statement of Condition at fair value and no portion of the contract is designated as a hedging instrument.

If hedging relationships meet certain criteria specified in SFAS 133, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.

Derivatives are typically executed at the same time as the hedged loans to members or consolidated obligations and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse a loan to member or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions for loans to members to be five business days or less and for consolidated obligations to be thirty calendar days or less, using a next business day convention. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date. The shortcut method may be utilized when the hedging relationship is designated on the trade date, the fair value of the derivative is zero on that date and the Bank meets the rest of the applicable SFAS 133 criteria.

When hedge accounting is discontinued because the Bank determines that the hedge relationship no longer qualifies as an effective fair value hedge, the Bank continues to carry the derivative on the Statement of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the interest method.

When hedge accounting is discontinued because the Bank determines that the hedge relationship no longer qualifies as an effective cash flow hedge, the Bank continues to carry the derivative on the Statement of Condition at its fair value and amortizes the cumulative other comprehensive income adjustment to earnings when earnings are affected by the existing hedge item (i.e., the original forecasted transaction).

Notes to Financial Statements (continued)

Under limited circumstances, when the Bank discontinues cash flow hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period plus the following two months, but it is probable the transaction will still occur in the future, the gain or loss on the derivative remains in accumulated other comprehensive income and is recognized as earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not ever occur, the gains and losses that were accumulated in other comprehensive income are recognized immediately in earnings.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the Statement of Condition at its fair value, removing from the Statement of Condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Affordable Housing Program (AHP).  The Act requires each FHLBank to establish and fund an AHP. The Bank charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The requirements of the Act can be satisfied by either a grant or a loan. The Bank primarily issues grants. AHP loans would be executed at interest rates below the customary interest rate for non-subsidized loans. When the Bank makes an AHP loan, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP loan rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP loan.

Prepayment Fees.  The Bank charges a member a prepayment fee when the member prepays certain loans before the original maturity. Prepayment fees are determined by a formula that equates the fee owed at the time of loan prepayment to the present value of the foregone interest as compared to that of a replacement advance at prevailing market rates. Therefore, the overall effect on the loan portfolio yield and overall return on assets of recognizing such fee income equals the present value of this foregone income.

In cases in which the Bank funds a new member loan concurrent with the prepayment of an existing loan, the Bank evaluates whether the restructuring represents a minor modification of an existing loan or is a new loan. Such determination is primarily based upon a comparison of the net present value of the old loan to the net present value of the new loan, along with certain qualitative factors.

If the restructuring qualifies as a minor modification of the existing loan and no derivative hedging relationship existed whereby a swap termination fee would be offset with the prepayment fee, the prepayment fee on the prepaid loan is deferred. The prepayment fee is recorded in the basis of the modified loan, and amortized over the life of the modified loan using the interest method, which produces a constant effective yield for the loan. This amortization is recorded in interest income. If the restructuring is a new loan, then the fee would be immediately recorded to interest income.

If the restructuring qualifies as a minor modification of a hedged advance that continues to be in a SFAS 133 qualifying hedge relationship, it is marked to fair value after the modification, and subsequent fair value changes are recorded in other income (loss).

Commitment Fees.  Commitment fees for loans to members are deferred and amortized using the interest method over the contractual life of the loan. If the commitment expires unexercised, the commitment fees are recognized as income upon expiration. The Bank does not currently collect commitment fees on loans to members.

Concessions on Consolidated Obligations.  The Bank defers and amortizes, using the interest method, the amounts paid to dealers in connection with the sale of consolidated obligations over the contractual term of the consolidated obligations. The Office of Finance pro-rates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $36.0 million and $38.4 million at December 31, 2006 and 2005 and were included in other assets on the Statement of Condition. Amortization of such concessions were included in interest expense and totaled $12.2 million, $12.2 million and $18.9 million in 2006, 2005 and 2004, respectively.

Notes to Financial Statements (continued)

Discounts and Premiums on Consolidated Obligations.  The Bank amortizes the discounts on consolidated obligation discount notes using the interest method over the contractual term of the related obligations. It amortizes the discounts and premiums on consolidated obligation bonds using the interest method over the term to maturity. If the consolidated obligation is called prior to maturity, the remaining discount, premium or concession is recorded to interest expense on the call date.

Finance Board and Office of Finance Expenses.  The Bank is assessed for its proportionate share of the costs of operating the Finance Board, the Bank’s primary regulator, and the Office of Finance, which manages the sales of consolidated obligations. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total capital. The Office of Finance allocates its operating and capital expenditures based on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued and percentage of consolidated obligations outstanding.

Resolution Funding Corporation (REFCORP) Assessments.  Although FHLBanks are exempt from ordinary Federal, state, and local taxation except for local real estate tax, the FHLBanks are required to make quarterly payments to REFCORP to fund interest on bonds issued by the REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the Office of Finance are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP.

Estimated Fair Values.  Some of the Bank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses internal models employing significant estimates and present value calculations when determining and disclosing estimated fair values. See Note 21 for information regarding the estimated fair values of the Bank’s financial instruments.

Cash Flows.  In the Statement of Cash Flows, the Bank considers cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statement of Cash Flows, but are instead treated as short-term investments and are reflected in the investing activities section of the Statement of Cash Flows.

Earnings per Share.  Basic earnings per share of capital stock is computed on the basis of weighted average number of shares of capital stock outstanding. Mandatorily redeemable capital stock is excluded from the calculation. The Bank does not have diluted earnings per share because it has no financial instruments convertible to capital stock.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the 2006 presentation.

Note 4 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Effectiveness Test Change.  Effective January 1, 2005, the Bank adopted a new prospective and retrospective hedge effectiveness testing methodology. The previous method was linear regression using simulated fair values of the hedge instrument and the hedged item based upon actual historical interest rate environments. The Bank’s new hedge effectiveness test uses actual changes in fair values attributable to changes in the LIBOR benchmark interest rate in a linear regression as they become available.

In connection with this change, the Bank de-designated and then immediately re-designated all of its fair value hedge relationships as a result of an improved method of calculating hedge effectiveness.

Change in Amortization and Accretion Method of Deferred Premiums and Discounts on Mortgage Loans Held for Portfolio and Mortgage-backed Securities.   Amortization and accretion of premiums and discounts on mortgage-backed securities (MBS) and mortgage loans have been computed by the contractual method in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), beginning in

Notes to Financial Statements (continued)

the quarter ended June 30, 2004, for the MBS and September 30, 2004, for the mortgage loans. Previously, amortization and accretion of premiums and discounts were computed using the estimated-life method. The estimated-life method required a retrospective adjustment each time the Bank changed the estimated remaining life of the assets. The retrospective adjustment was intended to correct prior reported amounts as if the new estimate had been known since the original acquisition date of the assets. While both methods are acceptable under GAAP, the Bank believes that the contractual method is preferable to the estimated-life method because under the contractual method, the income effects of premiums and discounts are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs while also reflecting the contractual terms of the assets. In contrast, the estimated-life method is a retrospective view including estimates based on assumptions about future borrower behavior.

The contractual method was applied retroactively as of January 1, 2004, for amortization and accretion of premiums and discounts on MBS and mortgage loans. For MBS, the cumulative effect of the change on prior years (after reduction of $70 thousand for REFCORP and AHP assessments) was $193 thousand. For mortgage loans, the cumulative effect of the change on prior years (after reduction of $2.5 million for REFCORP and AHP assessments) was $7.0 million.

The pro forma results, assuming the new amortization/accretion method had been applied retroactively are as follows:

December 31,
(in thousands)	2004

Income before cumulative effect of a change in accounting principle	$109,067
Cumulative effect on prior years (to December 31, 2004) of changing to the contractual method of amortization/accretion:
Mortgage loans held for portfolio	9,525
Mortgage-backed securities	263

Net income	$118,855

Pro forma amounts assuming the contractual mortgage loan and MBS amortization/accretion method had been applied retroactively:
Impact on mortgage loans held for portfolio	(9,525)
Impact on mortgage-backed securities	(263)

Pro forma net income	$109,067

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159).  In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS 159, which permits entities the irrevocable option to choose, at specified election dates, to measure many financial instruments at fair value. The election of the fair value option may be applied on an instrument by instrument basis, however it must be applied only to an entire instrument and not to portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. SFAS 159 requires assets and liabilities that are measured at fair value pursuant to the fair value option be reported separately from the carrying amounts of similar assets and liabilities measured using another measurement attribute. SFAS 159 establishes additional disclosure requirements to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Bank’s fiscal year beginning on January 1, 2008. As of the date of initial adoption, the Bank is permitted to elect the fair value option for any existing financial asset or financial liability within the scope of SFAS 159. The Bank is currently evaluating what impact the adoption of this standard will have on our Statement of Operations and Statement of Condition.

Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R)

Notes to Financial Statements (continued)

(SFAS 158).  In September 2006, the FASB issued SFAS 158 which requires that defined benefit plan sponsors recognize the funded status (difference between the fair value of plan assets and the related benefit obligation) of each defined benefit plan on the balance sheet. The aggregate of all overfunded plans are recognized as an asset and the aggregate of all underfunded plans are recognized as a liability with an offsetting entry to accumulated other comprehensive income. The Bank adopted SFAS 158 effective December 31, 2006. See Note 19 — Employee Retirement Plans for the impact of adoption.

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  In September 2006, the FASB issued SFAS 157 which addresses how to measure fair value. SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Bank’s fiscal year beginning on January 1, 2008. The Bank is currently evaluating what impact the adoption of this standard will have on its Statement of Operations and Statement of Condition.

Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets — an Amendment of FASB Statement No. 140 (SFAS 156).  In March 2006, the FASB issued SFAS 156 which simplifies the accounting for servicing of assets and liabilities. SFAS 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract. Upon initial adoption, SFAS 156 also permits the reclassification of certain available-for-sale securities to the trading category if the available-for-sale securities are held to offset the statement of operations effect of changes in the fair value of servicing rights that a servicer has elected to subsequently measure at fair value. SFAS 156 is effective as of the beginning of an entity’s fiscal year that begins after September 15, 2006. The Bank adopted SFAS 156 on January 1, 2007 with no impact as the Bank does not currently have any servicing obligations.

Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (SFAS 155).  In February 2006, the FASB issued SFAS 155 which resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 133 to simplify the accounting for embedded derivatives by permitting fair value remeasurement, on an instrument by instrument basis, for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also establishes a requirement to evaluate interests in securitized financial assets in accordance with SFAS 133 to identify interests that are freestanding derivatives or embedded derivatives requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Bank adopted SFAS 155 on January 1, 2007 and does not expect that the provisions of this standard will have a material impact on its Statement of Operations or Statement of Condition.

SFAS 133 Implementation Issue No. B40, Embedded Derivatives: Application of paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (B40).  B40 provides a narrow scope exception from paragraph 13(b) of SFAS 133 for securitized interests that contain no embedded derivatives other than that which results solely from the embedded call options in the underlying financial asset and for which the right to accelerate settlement is not controlled by the investor. The guidance in B40 is applicable upon adoption of SFAS 155 and is not expected to have a material impact on our Statement of Operations or Statement of Condition.

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154).  The FASB issued SFAS 154 in May 2005. SFAS 154 requires retrospective application to prior periods’ financial statements of all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 also carries forward the guidance in APB 20 requiring justification of a change in

Notes to Financial Statements (continued)

accounting principle on the basis of preferability. SFAS 154 was effective for the Bank beginning January 1, 2006 and its adoption has had no material impact on the Bank’s Statement of Operations or Statement of Condition.

Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150).  The FASB issued SFAS 150 in May 2003. This statement establishes a standard for how certain financial instruments with characteristics of both liabilities and equity are classified in the financial statements and provides accounting guidance for, among other things, mandatorily redeemable financial instruments.

The Bank adopted SFAS 150 as of January 1, 2004, based on the characteristics of its capital stock, and the SFAS 150 definition of a nonpublic entity and the definition of a SEC registrant in FASB Staff Position No. 150-3, Effective Date, Disclosures, And Transition For Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests Under FASB Statement 150.  The Bank is a cooperative whose member institutions own all of the capital stock. Member shares cannot be purchased or sold except between the Bank and its members at $100 per share par value. The Bank does not have equity securities that trade in a public market and is not in the process of registering equity securities with the SEC for the purpose of a sale of equity securities in a public market. On this basis, the Bank meets the definition of a nonpublic entity as defined by SFAS 150. Additionally, although the Bank is a nonpublic entity, the FHLBank System issues joint and several consolidated obligations that are traded in a public market. Based on these factors, the Bank adopted SFAS 150 as of January 1, 2004, as a nonpublic SEC registrant.

Derivative Implementation Group Implementation Issue No. B38, Embedded Derivatives: Evaluation of Net Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option (DIG B38) and Issue No. B39, Embedded Derivatives: Application of Paragraph 13(b) to Call Options that are Exercisable Only by the Debtor (DIG B39).  In June 2005, the FASB issued DIG B38 which provides that the potential settlement of the debtor’s obligation to the creditor that would occur upon the exercise of a put or call option meets the net settlement criterion in paragraph nine of SFAS 133. The FASB concurrently issued DIG B39 which provides guidance for determining when an embedded call option would not be subject to the conditions of paragraph 13(b) of SFAS 133. The Bank’s adoption of the provisions of DIG B38 and DIG B39 on January 1, 2006 did not have a material impact on its Statement of Operations or Statement of Condition.

SFAS 133 Implementation Issue No. G26, Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate (DIG Issue G26).  In December 2006, the FASB issued DIG No. G26, which clarifies when the hedge of a designated risk related to variable-rate financial assets or liabilities qualifies as a cash flow hedge. DIG Issue G26 becomes effective with the first fiscal quarter beginning after January 8, 2007 (April 1, 2007 for the Bank). We do not expect DIG Issue G26 to have a material impact on our Statement of Operations or Statement of Condition.

Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108).  In September 2006, the Securities and Exchange Commission issued SAB 108, which addresses the diversity in practice regarding quantification of financial statement misstatements. SAB 108 requires quantification of errors using both a balance sheet and an income statement approach in evaluating whether a misstatement, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 became effective for fiscal years ending on or after November 15, 2006. SAB 108 did not have a material impact on the Bank upon adoption as of December 31, 2006.

Financial Accounting Standards Board Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1 and 124-1).  In November 2005, the FASB issued FSP 115-1 and 124-1, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Bank’s adoption of FSP 115-1 and 124-1 effective January 1, 2006 did not have a material impact on its Statement of Operations or Statement of Condition.

Notes to Financial Statements (continued)

Emerging Issues Task Force Issue (EITF) 06-6, Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instrument (EITF 06-06).  In November 2006, the EITF ratified EITF 06-06 which addresses how the modification of a debt instrument affecting the terms of an embedded conversion option should be considered in the issuer’s analysis of whether debt extinguishment accounting should be applied. The issue also addresses how to account for a modification of a debt instrument affecting the terms of an embedded option when extinguishment accounting is not applied. EITF 06-6 is effective for interim or annual reporting periods beginning after November 29, 2006 (January 1, 2007, for the Bank), and is not expected to have a material impact on our Statement of Operations or Statement of Condition.

Emerging Issues Task Force Issue 06-07, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (EITF 06-07).  In November 2006, the EITF ratified EITF 06-07 which addresses the accounting for a previously bifurcated conversion option in a convertible debt instrument if that conversion option no longer meets the bifurcation criteria in SFAS 133. EITF 06-07 also addresses the disclosure when an embedded option previously accounted for as a derivative under SFAS 133 no longer meets the separation criteria of SFAS 133. This issue is effective for interim or annual reporting periods beginning after December 15, 2006 (January 1, 2007, for the Bank), and is not expected to have a material impact on our Statement of Operations or Statement of Condition.

Note 5 – Cash and Due from Banks

Compensating Balances.  The Bank maintains collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating balances for the years ended December 31, 2006 and 2005, were approximately $15.0 million and $14.7 million, respectively.

In addition, the Bank maintained average required clearing balances with various Federal Reserve Banks and branches of approximately $30 thousand for the years ended December 31, 2006 and 2005. These are required clearing balances and may not be withdrawn; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Pass-through Deposit Reserves.  The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as cash and due from banks includes pass-through reserves deposited with Federal Reserve Banks of approximately $14.4 million and $20.7 million as of December 31, 2006 and 2005, respectively. The Bank includes member reserve balances in non-interest bearing deposits on the statement of condition.

Note 6 – Premises and Equipment

	Year ended December 31,
(in thousands)	2006	2005

Computer hardware and software	$35,824	$28,935
Furniture	3,035	2,509
Leasehold improvements	3,454	2,714
Equipment and other	2,098	2,078

	44,411	36,236
Less: Accumulated depreciation and amortization	22,269	21,318

Total premises and equipment, net	$22,142	$14,918

Depreciation and amortization expense was $3.4 million, $2.7 million, and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Gains and losses on disposal of premises and equipment are

Notes to Financial Statements (continued)

included in other income (loss). There was no net realized gain (loss) on disposal of premises and equipment for the year ended December 31, 2006. The net realized loss on disposal of premises and equipment was $1.5 million and $140 thousand for the years ended December 31, 2005 and 2004, respectively.

Software amortization expense was $2.2 million, $1.9 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. The unamortized software balance was $17.6 million and $11.8 million at December 31, 2006 and 2005, respectively.

During the years ended December 31, 2006 and 2005, the Bank capitalized $7.5 million and $4.8 million, respectively, in costs associated with computer software being developed for internal use.

Note 7 – Available-for-Sale Securities

Available-for-sale securities as of December 31, 2006 and 2005, were as follows:

	December 31, 2006
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Equity mutual funds offsetting deferred compensation	$4,014	$1,348	—	$5,362
Private label mortgage-backed securities	60,364	122	—	60,486

Total available-for-sale securities	$64,378	$1,470	—	$65,848

	December 31, 2005
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Equity mutual funds offsetting deferred compensation	$4,014	$759	$—	$4,773
Private label mortgage-backed securities	326,420	129	(25)	326,524

Total available-for-sale securities	$330,434	$888	$(25)	$331,297

Certain equity mutual funds within the available-for-sale portfolio are maintained to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $6.2 million at both December 31, 2006 and 2005, and are included in other liabilities on the statement of condition.

There were no available-for-sale securities with unrealized loss positions as of December 31, 2006. Available-for-sale securities with unrealized losses had fair values of $20.0 million as of December 31, 2005, and these securities as of December 31, 2005 had been in an unrealized loss position for more than twelve months.

The unrealized loss positions associated with available-for-sale securities as of December 31, 2005 were temporary as evidenced by the unrealized gain positions as of December 31, 2006. All available-for-sale investments were rated AAA. The Bank reviewed the credit ratings of the entire portfolio and noted that there have been no downgrades.

Redemption Terms.  The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $15 thousand and $31 thousand at December 31, 2006 and 2005, respectively. Contractual maturity will occur over a period exceeding ten years. Expected maturities will differ from contractual maturities because borrowers will have the right to prepay obligations with or without call or prepayment fees.

Notes to Financial Statements (continued)

Interest Rate Payment Term.  The following table details interest payment terms for available-for-sale mortgage-backed securities at December 31, 2006 and 2005.

	Year ended December 31,
(in thousands)	2006	2005

Variable-rate pass-through securities	$2,668	$5,594
Variable-rate collateralized mortgage obligations	57,696	320,826

Total amortized cost	$60,364	$326,420

Realized Gains and Losses.  No realized gains or losses were reported in the years ended December 31, 2006, 2005 and 2004.

Note 8 – Held-to-Maturity Securities

Held-to-maturity securities as of December 31, 2006 and 2005 were as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)		Gains	Losses	Value

Commercial paper	$332,955	$—	$—	$332,955
Other U.S. obligations	—	—	—	—
Government-sponsored enterprises	984,941	509	(7,729)	977,721
State or local agency obligations	779,780	7,394	(4,178)	782,996

	2,097,676	7,903	(11,907)	2,093,672
Mortgage-backed securities:
U.S. agency	70,987	192	(2,649)	68,530
Government-sponsored enterprises	1,766,871	3,647	(51,281)	1,719,237
Private label	9,003,566	15,585	(141,701)	8,877,450

Total mortgage-backed securities	10,841,424	19,424	(195,631)	10,665,217

Total held-to-maturity securities	$12,939,100	$27,327	$(207,538)	$12,758,889

	December 31, 2005
	Amortized Cost	Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)		Gains	Losses	Value

Commercial paper	$149,405	$—	$—	$149,405
Other U.S. obligations	3,663	27	—	3,690
Government-sponsored enterprises	556,260	340	(4,809)	551,791
State or local agency obligations	815,533	11,140	(1,663)	825,010

	1,524,861	11,507	(6,472)	1,529,896
Mortgage-backed securities:
U.S. agency	95,074	197	(3,359)	91,912
Government-sponsored enterprises	1,747,012	1,781	(63,028)	1,685,765
Private label	7,667,683	711	(147,583)	7,520,811

Total mortgage-backed securities	9,509,769	2,689	(213,970)	9,298,488

Total held-to-maturity securities	$11,034,630	$14,196	$(220,442)	$10,828,384

Notes to Financial Statements (continued)

Restricted securities relating to the Shared Funding Program are classified as held-to-maturity and are included in private label mortgage-backed securities above. They are reported at amortized cost of $60.4 million and $69.4 million as of December 31, 2006 and 2005, respectively. No held-to-maturity securities were pledged as collateral as of December 31, 2006 or 2005.

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2006 and 2005. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2006

	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government-sponsored enterprises	$677,212	$(7,729)	$—	$—	$677,212	$(7,729)
State or local agency obligations	222,099	(4,178)	—	—	222,099	(4,178)

	899,311	(11,907)	—	—	899,311	(11,907)
Mortgage-backed securities:
U.S. agency	—	—	50,468	(2,649)	50,468	(2,649)
Government-sponsored enterprises	252,226	(1,058)	1,116,169	(50,223)	1,368,395	(51,281)
Private label	1,046,250	(6,372)	5,441,814	(135,329)	6,488,064	(141,701)

Total mortgage-backed securities	1,298,476	(7,430)	6,608,451	(188,201)	7,906,927	(195,631)
Total temporarily impaired	$2,197,787	$(19,337)	$6,608,451	$(188,201)	$8,806,238	$(207,538)

	December 31, 2005

	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government-sponsored enterprises	$351,451	$(4,809)	$—	$—	$351,451	$(4,809)
State or local agency obligations	28,977	(1,169)	10,831	(494)	39,808	(1,663)

	380,428	(5,978)	10,831	(494)	391,259	(6,472)
Mortgage-backed securities:
U.S. agency	4,003	(17)	66,801	(3,342)	70,804	(3,359)
Government-sponsored enterprises	508,297	(7,832)	852,175	(55,196)	1,360,472	(63,028)
Private label	4,333,808	(50,820)	2,904,967	(96,763)	7,238,775	(147,583)

Total mortgage-backed securities	4,846,108	(58,669)	3,823,943	(155,301)	8,670,051	(213,970)
Total temporarily impaired	$5,226,536	$(64,647)	$3,834,774	$(155,795)	$9,061,310	$(220,442)

The Bank reviewed its held-to-maturity investment securities and determined that all unrealized losses reflected above are temporary as of December 31, 2006 and 2005. The determination that the declines in fair value are temporary is based on several factors, including the fact that the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. Specific to the MBS portfolio, all investments are rated AAA, except for one with an AA rating. A portion of these securities are guaranteed payment of principal and interest by Fannie Mae and Freddie Mac. Additionally, the Bank reviewed the credit ratings of the entire portfolio and noted that there have been no downgrades. The unrealized loss position that has occurred in the portfolio is

Notes to Financial Statements (continued)

primarily due to cyclical interest rate patterns; therefore, the Bank has determined that all declines in fair value are temporary.

Redemption Terms.  The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2006		December 31, 2005

		Estimated Fair		Estimated Fair
Year of Maturity	Amortized Cost	Value	Amortized Cost	Value

Due in one year or less	$432,955	$432,587	$153,068	$153,096
Due after one year through five years	1,129,158	1,134,964	707,203	711,879
Due after five years through ten years	149,760	142,945	255,965	256,070
Due after ten years	385,803	383,176	408,625	408,852

	2,097,676	2,093,672	1,524,861	1,529,897
Mortgage-backed securities	10,841,424	10,665,217	9,509,769	9,298,487

Total	$12,939,100	$12,758,889	$11,034,630	$10,828,384

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $88.4 million and $67.7 million at December 31, 2006 and 2005, respectively.

Interest Rate Payment Terms.  The following table details interest rate payment terms for held-to-maturity securities at December 31, 2006 and 2005.

	December 31,	December 31,
(in thousands)	2006	2005

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$1,494,011	$870,571
Variable-rate	603,665	654,290

	2,097,676	1,524,861
Amortized cost of held-to-maturity mortgage-backed securities:
Pass through securities:
Fixed-rate	4,630,851	4,645,065
Variable-rate	209,938	188,909
Collateralized mortgage obligations:
Fixed-rate	5,617,859	4,197,870
Variable-rate	382,776	477,925

	10,841,424	9,509,769

Total held-to-maturity securities	$12,939,100	$11,034,630

Realized Gains and Losses.  There were no realized gains or realized losses on sales of held-to-maturity securities for the years ended December 31, 2006 and 2005. Gains of $2.6 million were realized on sales of $68.7 million of held-to-maturity securities for the year ended December 31, 2004. The $2.6 million net gain in 2004 related to the sale of a municipal security investment that was deemed to have undergone a decline in value as a result of deterioration in the issuer’s creditworthiness as evidenced by two rating agency downgrades. Although the security was deemed to have undergone a decline in value due to the issuer’s creditworthiness, the realizable market value still exceeded the carrying value of the security and a gain was realized on the sale.

Notes to Financial Statements (continued)

Note 9 — Loans to Members

Redemption Terms.  At December 31, 2006 and 2005, the Bank had loans to members outstanding including Affordable Housing Program (AHP) loans (see Note 17) at interest rates ranging from 0% to 8.56% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.50%.

	December 31, 2006		December 31, 2005
(dollars in thousands)
		Weighted Average		Weighted Average
Year of Original Maturity	Amount	Interest Rate	Amount	Interest Rate

Overdrawn demand deposit accounts	$—	—	$—	—
2006	—	—	21,436,691	3.99
2007	18,942,187	5.02	5,535,899	3.90
2008	7,193,427	4.70	5,452,546	4.38
2009	6,707,084	4.89	3,590,495	4.40
2010	3,831,103	5.22	4,348,065	5.12
2011	3,266,398	5.20	1,879,097	4.62
Thereafter	9,417,517	4.66	5,209,998	4.96
Index amortizing loans	40,584	5.80	64,267	4.34

Total par value	49,398,300	4.91	$47,517,058	4.28

Discount on AHP loans to members	(1,493)		(1,714)
Premium on loans to members	—		—
Deferred prepayment fees	(178)		(347)
SFAS 133 hedging adjustments	(61,252)		(22,038)

Total book value	$49,335,377		$47,492,959

Index amortizing loans require repayment according to predetermined amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index amortizing loan to member extends (contracts).

The Bank offers loans to members that may be prepaid on pertinent dates without incurring prepayment fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At December 31, 2006 and 2005, the Bank had returnable loans of $2.4 billion and $846 million, respectively. The following table summarizes loans to members by year of original maturity or next call date for returnable loans to members.

(in thousands)	December 31,	December 31,
Year of Original Maturity or Next Call Date	2006	2005

Overdrawn demand deposit accounts	$—	$—
2006	—	22,137,191
2007	21,175,687	5,535,899
2008	7,329,927	5,591,046
2009	6,359,084	3,395,495
2010	3,496,103	4,013,065
2011	2,490,398	1,879,097
Thereafter	8,506,517	4,900,998
Index amortizing loans to members	40,584	64,267

Total par value	$49,398,300	$47,517,058

Notes to Financial Statements (continued)

The Bank also offers convertible loans. With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At December 31, 2006 and 2005, the Bank had convertible loans outstanding of $8.9 billion and $8.8 billion, respectively. The following table summarizes loans to members by year of maturity or next convertible date for convertible loans.

(in thousands)	December 31,	December 31,
Year of Original Maturity or Next Convertible Date	2006	2005

Overdrawn demand deposit accounts	$—	$—
2006	—	29,298,286
2007	27,050,857	5,733,399
2008	6,811,927	4,192,046
2009	6,132,834	2,539,745
2010	2,386,383	1,991,845
2011	2,227,948	218,222
Thereafter	4,747,767	3,479,248
Index amortizing loans to members	40,584	64,267

Total par value	$49,398,300	$47,517,058

Security Terms.  The Bank lends to financial institutions involved in housing finance within its district according to Federal statutes, including the Act. The Act requires the Bank to obtain sufficient collateral on loans to members to protect against losses and to accept only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits and member capital stock in the Bank, and other eligible real estate-related assets as collateral on such loans to members. Community Financial Institutions (CFIs) are eligible under expanded statutory collateral rules to use secured small business, small farm and small agriculture loans and securities representing a whole interest in such secured loans. As additional security, the Bank has a statutory lien on each borrower’s capital in the Bank. At December 31, 2006 and 2005, the Bank had rights to collateral with an estimated value greater than its outstanding loans to members. On the basis of the financial condition of the member, the type of security agreement, and other factors, the Bank imposes one of two requirements to protect the collateral secured:

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

Credit Risk.  While the Bank has never experienced a loan loss on a loan to a member, the expansion of collateral for CFIs and nonmember housing associates provides the potential for additional credit risk for the Bank. The management of the Bank has the policies and procedures in place to appropriately manage this credit risk. Accordingly, the Bank has not provided any allowances for credit losses on loans to members.

The Bank’s potential credit risk from loans to members is concentrated in commercial banks and savings institutions. As of December 31, 2006, the Bank had loans to members of $31.9 billion outstanding to three members which represented 64.7% of total loans outstanding. The interest income from these loans amounted to $1.0 billion during the year ended December 31, 2006. As of December 31, 2005, the Bank had outstanding loans of $18.3 billion to two members which represented 38.4% of total loans outstanding. The interest income from these

Notes to Financial Statements (continued)

loans was $450.5 million during the year ended December 31, 2005. The Bank held sufficient collateral to secure loans to members and the Bank does not expect to incur any losses on these loans. See Note 20 for further information on transactions with related parties.

Interest Rate Payment Terms.  The following table details interest rate payment terms for loans to members.

	December 31,	December 31,
(in thousands)	2006	2005

Fixed rate – overnight	$1,651,474	$6,505,251
Fixed rate – term	40,526,779	36,021,775
Variable-rate	7,220,047	4,990,032

Total par value	$49,398,300	$47,517,058

For loans to members due beyond one year, at December 31, 2006, the Bank had $24.3 billion of fixed rate loans and $6.1 billion of variable rate loans.

Note 10 – Mortgage Loans Held for Portfolio

The MPF® Program involves investment by the Bank in mortgage loans which are purchased from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby the Bank’s members originate, service, and credit enhance home mortgage loans that are then sold to the Bank. The Bank has historically sold participation interests in some of its MPF® Program loans to other FHLBanks and holds the rest in portfolio. See Note 20 for further information on transactions with related parties.

The following table presents information as of December 31, 2006 and 2005 on mortgage loans held for portfolio:

	December 31,	December 31,
(in thousands)	2006	2005

Fixed medium-term single-family mortgages(1)	$1,314,990	$1,529,441
Fixed long-term single-family mortgages(1)	5,579,605	6,029,531

Total par value	$6,894,595	$7,558,972

Premiums	79,579	97,055
Discounts	(27,088)	(27,444)
SFAS 133 hedging adjustments	20,112	23,988

Total mortgage loans held for portfolio	$6,967,198	$7,652,571

Note:

(1)	Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

Notes to Financial Statements (continued)

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity.

	December 31,	December 31,
(in thousands)	2006	2005

Government-insured loans	$622,813	$740,307
Conventional loans	6,271,782	6,818,665

Total par value	$6,894,595	$7,558,972

Year of maturity
Due within one year	$13	$—
Due after one year through five years	819	624
Due after five years	6,893,763	7,558,348

Total par value	$6,894,595	$7,558,972

Note 11 – Allowance for Credit Losses

Mortgage Loans Held for Portfolio.  The allowance for credit losses for mortgage loans held for portfolio was as follows:

(in thousands)	2006	2005	2004

Balance, beginning of the year	$657	$680	$514
Charge-offs	—	(324)	—

Net charge-offs	—	(324)	—
Provision for credit losses	196	301	166

Balance, end of the year	$853	$657	$680

During 2005, the Bank changed its method of estimating the allowance for credit losses on its mortgage loans. Refer to Note 3 for further discussion of the methodology change.

At December 31, 2006 and 2005, the Bank had $18.8 million and $19.5 million, respectively, of nonaccrual mortgage loans which represent conventional loans delinquent by 90 days or more. At December 31, 2006 and 2005, the Bank’s other assets included $2.7 million and $2.0 million, respectively, of other real estate owned.

Credit losses that are not paid by primary mortgage insurance are allocated to the Bank up to an agreed upon amount, called a “first loss account” (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating member is required to cover losses. The FLA can be either an account which builds over time or an amount equal to an agreed-upon percentage of the aggregate balance of the mortgage loans purchased, depending on the MPF Program product. The Bank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed upon credit enhancement amount. Performance-based fees may be withheld to cover losses allocated to the Bank under the FLA. At December 2006 and 2005, the Bank’s exposure under the FLA, excluding amounts that may be recovered through withholding of performance-based credit enhancement fees, was $44.7 million and $44.9 million, respectively. This exposure includes both accrual and nonaccrual loans.

Banking on Business Loans.  The allowance for credit losses for BOB loans was as follows:

(in thousands)	2006	2005	2004

Balance, beginning of the year	$4,868	$3,394	$3,695
Provision (benefit) for credit losses	1,867	1,474	(301)

Balance, end of the year	$6,735	$4,868	$3,394

Notes to Financial Statements (continued)

Refer to Note 3 regarding BOB allowance for credit loss methodology.

At December 31, 2006 and 2005, the Bank had $18.2 million and $15.5 million, respectively, of nonaccrual BOB loans.

The amount of forgone interest income on nonaccrual BOB loans for the periods presented was less than $1 million. The Bank recorded $114 thousand of cash basis interest income in 2006, but none in 2005 or 2004.

Off-Balance Sheet Credit Risk.  The allowance for off balance sheet credit risk was as follows:

(in thousands)	2006	2005	2004

Balance, beginning of the year	$828	$514	$71
Provision for credit losses	185	314	443

Balance, end of the year	$1,013	$828	$514

The off balance sheet credit risk is associated with standby letters of credit and BOB loan commitments.

Refer to Note 3 regarding methodology for the allowance for off-balance sheet credit risk.

Note 12 – Deposits

The Bank offers demand and overnight deposits for both members and qualifying non-members. In addition, the Bank offers short-term deposit programs to members. These programs are reported as interest-bearing demand, overnight, and term deposits. Other interest-bearing deposits are comprised primarily of counterparty cash collateral for swaps. Noninterest-bearing demand and overnight deposits are comprised primarily of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the Federal Reserve Bank.

Deposits classified as demand, overnight and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits during 2006, 2005 and 2004, respectively, were 5.09%, 2.90%, and 1.12%. The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2006 and 2005.

	December 31,
(in thousands)	2006	2005

Interest-bearing:
Demand and overnight	$1,056,341	$881,397
Term	1,027	10,293
Other	351,937	168,915

Total interest-bearing deposits	1,409,305	1,060,605
Noninterest-bearing:
Demand and overnight	16,692	23,152

Total deposits	$1,425,997	$1,083,757

The aggregate amount of time deposits with a denomination of $100 thousand or more was $1.0 million and $10.1 million as of December 31, 2006 and 2005, respectively.

Notes to Financial Statements (continued)

Note 13 – Borrowings

Securities Sold Under Agreements to Repurchase.  Historically, the Bank has sold securities under repurchase agreements. The amounts received under these agreements represent short-term borrowings and are liabilities on the Statement of Condition. The Bank has delivered securities sold under agreements to repurchase to the primary dealer. Should the market value of the underlying securities fall below the market value required as collateral, the Bank may be required to deliver additional securities to the dealer. The Bank had no securities sold under agreements to repurchase at December 31, 2006 and 2005.

Loans from Other FHLBanks.  There were no loans from other FHLBanks outstanding at December 31, 2006 and 2005.

Note 14 – Consolidated Obligations

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

Although the Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Board, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Board regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Board). However, if the Finance Board determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Board may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Board reserves the right to allocate the outstanding liabilities for the consolidated obligations between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par amounts of the twelve FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $952.0 billion and $937.5 billion at December 31, 2006 and 2005, respectively. Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured loans to members; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States, obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located.

To provide the holders of consolidated obligations issued before January 29, 1993 (prior bondholders), the protection equivalent to that provided under the FHLBanks’ previous leverage limit of twelve times the FHLBanks’ capital stock, prior bondholders have a claim on a certain amount of the qualifying assets, referred to as the Special

Notes to Financial Statements (continued)

Asset Account (SAA), if capital stock is less than 8.33% of consolidated obligations. Mandatorily redeemable capital stock is considered capital stock for determining the FHLBanks’ compliance with this requirement. At December 31, 2006 and 2005, the FHLBanks’ regulatory capital stock was 4.5% and 4.6%, respectively, of the par value of consolidated obligations outstanding, and the required minimum pledged qualifying asset balance was approximately $26 thousand and $110 thousand, respectively. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below 2.0%. As of December 31, 2006 and 2005, no FHLBank had a capital-to-assets ratio less than 2.0%; therefore, no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation because the ratio has never fallen below 2.0%.

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

Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that is common to the Bank is an Amortizing Prepayment Linked Security (APLS). The APLS redeems based on the prepayments of Fannie Mae, Freddie Mac or Ginnie Mae reference pools. As of December 31, 2006 and 2005, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts).

Optional Principal Redemption Bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.

Interest Rate Payment Terms.  With respect to interest payments, consolidated obligation bonds may also have the following terms:

Step-up Bonds generally pay interest at increasing fixed rates at specified intervals over the life of the bond. These bonds generally contain provisions enabling the Bank to call bonds at its option on the step-up dates;

Inverse Floating Bonds have coupons that increase as an index declines and decrease as an index rises;

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

Zero-Coupon Bonds are long-term discounted instruments that earn a fixed yield to maturity or the optional principal redemption date. All principal and interest are paid at maturity or on the optional principal redemption

Notes to Financial Statements (continued)

date, if exercised prior to maturity. The par value of the zero-coupon bonds in the following tables represents the principal due at maturity as opposed to the optional principal redemption values.

The following table details interest rate payment terms for consolidated obligation bonds.

	December 31,	December 31,
(in thousands)	2006	2005

Fixed-rate	$45,597,053	$44,275,256
Floating-rate	2,325,000	1,660,000
Step-up	4,135,150	5,435,150
Conversion bonds:
Fixed to floating	170,000	569,380
Floating to fixed	100,000	286,000
Range bonds	657,380	463,000
Zero coupon	4,028,000	4,028,000

Total par value	$57,012,583	$56,716,786

Maturity Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of original maturity.

	December 31, 2006		December 31, 2005

(dollars in thousands)		Weighted Average		Weighted Average
Year of Original Maturity	Amount	Interest Rate	Amount	Interest Rate

2006	$—	—	$14,017,772	3.19
2007	14,799,570	4.18	10,612,660	3.82
2008	12,634,000	4.53	8,267,000	4.20
2009	5,006,530	4.45	3,825,530	3.89
2010	5,313,000	4.85	4,728,000	4.52
2011	2,468,000	5.02	1,214,000	4.60
Thereafter	13,185,000	3.40	10,445,000	2.88
Index amortizing notes	3,606,483	4.79	3,606,824	4.63

Total par value	57,012,583	4.24	56,716,786	3.68

Bond premiums	20,474		28,039
Bond discounts	(3,135,236)		(3,197,715)
SFAS 133 hedging adjustments	(270,429)		(404,173)

Total book value	$53,627,392		$53,142,937

The Bank called $35 million in consolidated obligation bonds effective December 30, 2006, to settle on January 2, 2007. These bonds are reported within other liabilities on the Statement of Condition at December 31, 2006.

Consolidated obligation bonds outstanding at December 31, 2006 and 2005, include callable bonds totaling $28.1 billion and $30.2 billion, respectively. The Bank primarily uses fixed-rate callable debt to finance returnable loans to members (see Note 9) and mortgage-backed securities. Simultaneously with such a debt issue, the Bank may also enter an interest-rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable interest rate swap). The combined sold callable interest rate swap and callable debt allows the Bank to provide members attractively priced loans. The par value of the Bank’s non-callable consolidated obligation bonds at December 31, 2006 and 2005, was $28.9 billion and $26.5 billion, respectively.

Notes to Financial Statements (continued)

The following table summarizes consolidated obligations bonds outstanding by year of original maturity or next call date.

(in thousands)	December 31,	December 31,
Year of Original Maturity or Next Call Date	2006	2005

2006	$—	$36,452,302
2007	33,385,100	4,468,660
2008	10,554,000	6,103,000
2009	3,672,000	2,572,000
2010	1,740,000	1,375,000
2011	1,069,000	604,000
Thereafter	2,986,000	1,535,000
Index amortizing notes	3,606,483	3,606,824

Total par value	$57,012,583	$56,716,786

Consolidated Discount Notes.  Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows:

	December 31,	December 31,
(dollars in thousands)	2006	2005

Book value	$17,845,226	$14,580,400
Par value	17,933,218	$14,620,012
Weighted average interest rate	5.26%	4.11%

The Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the two years ended December 31, 2006.

Note 15 – Capital

The Bank is subject to three capital requirements under the current capital structure plan. The Bank shall maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the Finance Board regulations. Only permanent capital, defined as retained earnings plus capital stock, satisfies the risk-based capital requirement. The Finance Board may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements, as defined. In addition, the Graham-Leach-Bliley Act (GLB Act) requires the Bank to maintain at all times at least a 4.0% capital-to-asset ratio and at least a 5.0% leverage ratio, defined as the sum of permanent capital weighted 1.5 times plus loan loss reserves divided by total assets.

Notes to Financial Statements (continued)

The following table demonstrates the Bank’s compliance with these capital requirements at December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
(dollars in thousands)	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$509,155	$3,647,027	$499,286	$3,283,793
Total capital-to-asset ratio	4.0%	4.7%	4.0%	4.5%
Total regulatory capital	$3,095,058	$3,654,615	$2,915,928	$3,289,318
Leverage ratio	5.0%	7.1%	5.0%	6.8%
Leverage capital	$3,868,823	$5,478,130	$3,644,911	$4,931,216

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

Capital Concentrations.  The following table presents member holdings of ten percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2006 and 2005.

	December 31, 2006		December 31, 2005

(dollars in thousands)		Percent of		Percent of
Member	Capital Stock	total	Capital Stock	total

Sovereign Bank, Reading PA	$905,541	26.7	$643,401	20.8
Citicorp Trust Bank, FSB, Newark DE	438,641	12.9	331,911	10.7
GMAC Bank, Midvale UT(a)	354,900	10.5	—	—

(a)	Formerly known as GMAC Automotive Bank. For Bank membership purposes, principal place of business is Horsham, PA.

Mandatorily Redeemable Capital Stock.  Once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination,

Notes to Financial Statements (continued)

or involuntary termination from membership, the Bank reclassifies the stock subject to mandatory redemption from equity to liabilities. Mandatorily redeemable shares are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statement of Operations. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statement of Cash Flows. If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

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

On January 1, 2004, the Bank reclassified $18.2 million of its outstanding capital stock to mandatorily redeemable capital stock in the liability section of the Statement of Condition. The Bank also recorded estimated dividends earned as a part of the carrying value of the mandatorily redeemable capital stock. At December 31, 2006 and 2005 the Bank had $7.9 million and $16.7 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the years ended December 31, 2006, 2005 and 2004, dividends on mandatorily redeemable capital stock in the amount of $1.4 million, $0.5 million and $0.2 million, respectively, were recorded as interest expense. There have been no reclassifications of mandatorily redeemable capital stock back into capital.

As of December 31, 2006, two members (one of which is in receivership) had notified the Bank to voluntarily redeem their capital stock and withdraw from membership. These redemptions were not complete as of December 31, 2006. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption.

	December 31,	December 31,
(in thousands)	2006	2005

2006	$—	$540
2007	708	7
2008	—	1,365
2009	5	—
2010	7,155	13,227
2011	11	1,592
Thereafter	13	—

Total	$7,892	$16,731

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member (former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member).

In 2006 and 2005, the Bank repurchased $40.7 million and $29.6 million of capital stock related to out-of-district mergers.

Notes to Financial Statements (continued)

A rollforward of the Bank’s mandatorily redeemable capital stock activity is presented in the following table.

(in thousands)	2006	2005

Balance, beginning of the year	$16,731	$18,208
Capital stock subject to mandatory redemption reclassified from equity due to withdrawals	31,812	3,899
Redemption of mandatorily redeemable capital stock due to withdrawals	(40,651)	(5,376)

Balance, end of the year	$7,892	$16,731

Statutory and Regulatory Restrictions on Capital Stock Redemption.  In accordance with the GLB Act, Bank stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem and the limitation of the redemption privilege to a small fraction of outstanding stock. Statutory and regulatory restrictions on the redemption of Bank stock include the following:

•	In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to satisfy its minimum capital requirements (i.e., a statutory capital/asset ratio requirement, established by the GLB Act, and a regulatory risk-based capital-to-asset ratio requirement established by the Finance Board). By law, all member holdings of Bank stock immediately become non-redeemable if the Bank becomes undercapitalized and only a minimal portion of outstanding stock qualifies for redemption consideration.

•	In no case may the Bank redeem any capital stock if either its Board of Directors or the Finance Board determine that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital.

•	In addition to possessing the authority to prohibit stock redemptions, the Bank’s Board of Directors has a right and an obligation to call for additional capital stock purchases by its members, as needed to satisfy statutory and regulatory capital requirements.

•	If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if the Bank is undercapitalized, does not have the required credit rating, etc.), the Bank becomes insolvent and is either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established either through the market liquidation process or through negotiation with the merger partner. In either case all senior claims must first be settled at par, and there are no claims which are subordinated to the rights of Bank stockholders.

•	The GLB Act states that the Bank may repurchase, in its sole discretion, stock investments which exceed the required minimum amount.

•	In no case may the Bank redeem or repurchase any capital stock if the principal or interest payment due on any consolidated obligation issued by the Office of Finance has not been paid in full.

•	In no case may the Bank redeem or repurchase any capital stock if the Bank has failed to provide the Finance Board with the necessary quarterly certification required by Section 966.9(b)(1) of the Finance Board’s regulations prior to declaring or paying dividends for a quarter.

•	In no case may the Bank redeem or repurchase any capital stock if the Bank is unable to provide the required certification, projects that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of its obligations, actually fails to satisfy these requirements or obligations, or negotiates to enter or enters into an agreement with another Bank to obtain financial assistance to meet its current obligations.

Dividends.  Prior to reaching the $200 million retained earnings target, the Bank paid out less than 100% of net income in dividends. This target was achieved by March 31, 2006. All future dividend payments are subject to the approval of the Board of Directors. Dividends may be paid in either capital stock or cash, although the Bank has historically paid cash dividends only.

Notes to Financial Statements (continued)

New Finance Board Capital Rule.  On December 22, 2006, the Finance Board published a rule, “Limitations on Issuance of Excess Stock,” which became effective on January 29, 2007. Under the rule, if the Bank’s excess stock is greater than one percent of its total assets, the Bank will be barred from further increasing member excess stock by paying dividends in the form of shares of stock (stock dividends) or otherwise issuing new excess stock. Excess stock is defined as the amount of capital stock greater than the member’s minimum capital stock requirements. In addition, the final rule includes a provision requiring the Bank to declare and pay dividends only out of known income. It is the Bank’s current practice to declare and pay dividends quarterly after net income has been determined.

Note 16 – Derivatives and Hedging Activities

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

Consistent with Finance Board regulation, the Bank enters into derivatives only to reduce the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives or to act as an intermediary between its members and counterparties. Bank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges). An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities, or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank’s risk management program. Economic hedging strategies also comply with Finance Board regulatory requirements prohibiting speculative hedge transactions. By definition, an economic hedge introduces the potential for earnings variability due to the changes in fair value recorded on the derivatives that are not offset by corresponding changes in the value of the economically hedged assets, liabilities or firm commitments. As a result, the Bank recognizes only the change in fair value of these derivatives in other income as “Net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the asset, liability or firm commitment.

Notes to Financial Statements (continued)

The components of net gain (loss) on derivatives and hedging activities for the years ended December 31, 2006, 2005 and 2004 are presented in the following table.

Net Gain (Loss) on Derivatives and Hedging Activities

	For the year ended
(in thousands)	2006	2005	2004

Gains related to fair value hedge ineffectiveness	$9,538	$6,630	$17,746
(Losses) on economic hedges	(3,480)	(714)	(126,101)
Gains related to cash flow hedge ineffectiveness	—	—	62
Other	1,085	(1,248)	1,583
Gains (losses) on intermediary hedges	(104)	(483)	383

Net gains (losses) on derivatives and hedging activities	$7,039	$4,185	$(106,327)

The fluctuations in the various gain (loss) categories were primarily due to changes in the structure of the Bank’s portfolio as well as a sizable increase in interest rates. There were no material amounts for the years ended December 31, 2006, 2005 and 2004, that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two month period thereafter. As of December 31, 2006, the deferred net gains on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next twelve months was $2.6 million. Normally, the maximum length of time over which the Bank hedges its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 45 days or less. The Bank did not have any hedges related to the exposure to the variability in future flows for forecasted transactions at December 31, 2006.

Notes to Financial Statements (continued)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2006 and 2005.

	December 31, 2006		December 31, 2005
		Estimated		Estimated
(in thousands)	Notional	Fair Value	Notional	Fair Value

Interest rate swaps
Fair value	$62,895,887	$162,107	$62,959,218	$(73,529)
Economic	1,713,205	(1,115)	3,333,667	(9,761)
Intermediation	27,388	34	94,442	147
Interest rate swaptions
Economic	750,000	506	525,000	650
Interest rate forward settlement agreements
Fair value	53,000	321	1,056,000	1,452
Mortgage delivery commitments
Economic	4,267	(8)	17,727	(13)
Other
Economic	—	—	11,250	13

Total	$65,443,747	$161,845	$67,997,304	$(81,041)

Total derivatives excluding accrued interest		161,845		(81,041)
Accrued interest		193,038		119,630

Net derivative balances		354,883		38,589

Net derivative asset balances		498,976		317,033
Net derivative liability balances		(144,093)		(278,444)

Net derivative balances		$354,883		$38,589

Hedge Documentation and Effectiveness.  The Bank formally documents all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (1) assets and liabilities on the Statement of Condition; (2) firm commitments; or (3) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges. See Note 4 regarding effectiveness test changes.

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

Notes to Financial Statements (continued)

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

Loans to Members.  With issuances of convertible loans to members, the Bank may purchase from the member a put option that enables the Bank to convert a loan to a member from a fixed-rate to a floating-rate if interest rates increase. Upon conversion, the member has the option to terminate the loan and request the Bank to issue additional loans on new terms. The Bank may hedge a convertible loan to a member by entering into a cancelable derivative with a counterparty pursuant to which the Bank pays a fixed-rate and receives a variable-rate. This type of hedge is treated as a fair value hedge under SFAS 133. The derivative counterparty may cancel the derivative on the put date, which the counterparty normally would exercise in a rising rate environment, and the Bank can convert the loan to a floating-rate.

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

For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. These transactions are treated as fair value hedges under SFAS 133. In this typical transaction, the Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate loans to members, typically three-month LIBOR. This intermediation between the capital and derivative markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets.

Anticipated Streams of Future Cash Flows.  The Bank may enter into an option to hedge a specified future variable cash stream as a result of rolling over short-term, fixed-rate financial instruments such as consolidated obligation discount notes. The option will effectively cap the variable cash stream at a predetermined target rate. At December 31, 2006 and 2005, the Bank did not have a position in these types of options.

Notes to Financial Statements (continued)

Firm Commitment Strategies.  Prior to July 1, 2003, the Bank hedged the market value of purchase commitments on fixed-rate mortgage loans by using derivatives with similar market value characteristics. The Bank normally hedged these commitments by selling mortgage-backed securities (MBS) to be announced (TBA) or other derivatives for forward settlement, which are not accounted for under the regular way security trades scope exception in SFAS 133. A TBA represents a forward contract for the sale of MBS at a future agreed-upon date. Upon the expiration of the mortgage purchase commitment, the Bank purchases an equal and offsetting TBA to close the hedged position. When the derivative was settled, the current market value of the commitments was included with the basis of the mortgage loans and amortized accordingly. This transaction was treated as a fair value hedge of an unrecognized firm commitment. In accordance with Statement of Financial Accounting Standards SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), the types of mortgage purchase commitments entered into after June 30, 2003, are considered derivatives. Accordingly, the mortgage purchase commitment is recorded as a derivative asset or derivative liability at fair value, with changes in fair value recognized in the current period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

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

Anticipated Debt Issuance. The Bank may enter into interest rate swaps for the anticipated issuance of fixed-rate consolidated obligation bonds to lock in the cost of funding. The interest rate swap is terminated upon issuance of the fixed-rate bond, with the realized gain or loss on the interest rate swap recorded in other comprehensive income. Realized gains and losses reported in accumulated other comprehensive income (loss) are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed-rate bonds. The Bank entered into one anticipated debt forward starting swap transaction during 2005 with a notional balance of $500 million. The derivative was not outstanding as of December 31, 2005. The Bank did not enter into any such transactions during the year ended December 31, 2006.

Intermediation. Derivatives in which the Bank is an intermediary may arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. Intermediation between members and the capital markets allows smaller members access to the derivatives market. The derivatives used in intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income (loss) and presented as “Net gain (loss) on derivatives and hedging activities.”

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

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated cost of replacing the derivative contracts that have a net positive market value if the counterparty defaults, and the related collateral, if any, is of no value to the Bank. This collateral has not been sold or repledged.

At December 31, 2006 and 2005, the Bank’s maximum credit risk, as defined above, was approximately $499.0 million and $317.0 million, respectively. These totals include $153.5 million and $119.6 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The

Notes to Financial Statements (continued)

Bank held securities and cash with a fair value of $351.9 million and $203.4 million as collateral as of December 31, 2006 and 2005, respectively. Two counterparties comprise 18% and 12% of the Bank’s total credit risk when measured after consideration for related collateral as of December 31, 2006. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. See Note 23 for further discussion regarding assets pledged by the Bank to these counterparties.

Note 17 – Affordable Housing Program

Section 10(j) of the Act requires each Bank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below-market interest rate loans to members who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or ten percent of regulatory income. Regulatory income is defined as income under GAAP before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory calculation determined by the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues this expense monthly based on income before assessments. The Bank reduces the AHP liability as members use subsidies. Calculation of the REFCORP assessment is discussed in Note 18.

If the Bank experienced a net regulatory loss during a quarter, but still had net regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate ten percent calculation described above is less than $100 million for all twelve FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the previous year. There was no shortfall in 2006, 2005 or 2004. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its contributions. The Bank did not make such an application in 2006, 2005 or 2004. The Bank had outstanding principal in AHP-related loans to members of $11.3 million and $12.3 million at December 31, 2006 and 2005, respectively.

Rollforward of the AHP Liability

(in thousands)	2006	2005

Balance, beginning of the year	$36,707	$20,910
Committed subsidy, net	5,453	3,468
First Front Door set aside(1), net	699	1,167
Uncommitted pool, net	6,527	11,162

Balance, end of the year(2)	$49,386	$36,707

Notes:

(1)	First Front Door — The Bank allocates a portion of the AHP subsidy pool on an annual basis to this program, which benefits qualifying first-time homebuyers.

(2)	Outstanding commitments for approved projects were $22.9 million and $16.7 million at December 31, 2006 and 2005, respectively.

Notes to Financial Statements (continued)

Note 18 –	Resolution Funding Corporation (REFCORP)

Each FHLBank is required to pay quarterly to the REFCORP twenty percent of income calculated in accordance with GAAP after the assessment for the AHP, but before the assessment for the REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 17. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides their net income before AHP and REFCORP to the Resolution Funding Corporation, who then performs the calculations for each quarter-end.

The FHLBanks will continue to expense these amounts until the aggregate amounts actually paid by all twelve FHLBanks are equivalent to a $300 million annual annuity (or a scheduled payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Board, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors to be used in this annuity calculation. The FHLBanks use the actual payments made to determine the amount of the future obligation that has been defeased. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year. The Finance Board is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.

The FHLBanks’ aggregate payments through 2006 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to the second quarter of 2015. The FHLBanks’ aggregate payments through 2006 have satisfied $3.2 million of the $75.0 million scheduled payment for the second quarter of 2015 and all scheduled payments thereafter. This date assumes that all $300 million annual payments required after December 31, 2006, will be made.

The benchmark payments or portions of the payments could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the U.S. Department of Treasury.

Note 19 – Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax qualified defined benefit pension plan, formerly known as the Financial Institutions Retirement Fund. This plan covers substantially all officers and employees of the Bank. The Bank’s contributions to the Pentegra Defined Benefit Plan through June 30, 1987, represented the normal cost of the plan. The plan reached the full-funding limitation, as defined by the Employee Retirement Income Security Act, for the plan year beginning July 1, 1987, because of favorable investment and other actuarial experience during previous years. As a result, the Pentegra Defined Benefit Plan suspended employer contributions for all plan years ending after June 30, 1987, through June 30, 2002. Contributions to the plan resumed in 2002.

The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure and accounting of the accumulated benefit obligations, plan assets, and the

Notes to Financial Statements (continued)

components of annual pension expense attributable to the Bank cannot be made. During 2004 and 2005, the President and CEO of the Bank was a member of the Board of Directors of the Pentegra Defined Benefit Plan. In addition, the presidents and CEOs of several other FHLBanks were also members of the Board of Directors of the Pentegra Defined Benefit Plan.

Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expense were $4.0, $3.7 million, and $2.9 million for the years ended December 31, 2006, 2005, and 2004, respectively.

The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan formerly known as the Financial Institution Thrift Plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $728 thousand, $637 thousand, and $532 thousand for the years ended December 31, 2006, 2005, and 2004, respectively.

In addition, the Bank maintains a nonqualified deferred compensation plan, available to select employees, which is, in substance, an unfunded supplemental defined contribution retirement plan. The plan’s liability consists of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank’s minimum obligation from these plans was $6.2 million at both December 31, 2006 and 2005. Operating expense includes deferred compensation and accrued earnings of $0.9 million, $0.5 million, and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

The Bank adopted SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158) as of December 31, 2006. The amounts recognized as of December 31, 2006 in the Statement of Condition upon adoption were as follows:

	Before Application		After Application
(in thousands)	of SFAS 158	Adjustments	of SFAS 158

Other liabilities	$59,959	$1,658	$61,617
Total liabilities	73,740,826	1,658	73,742,484
Accumulated other comprehensive income	—	(1,658)	(1,658)
Total capital	3,635,632	(1,658)	3,633,974

Postretirement Benefits.  The Bank sponsors a retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992, receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992, are required to contribute toward the cost of health care benefits above the established expense caps after attaining age 65. A limited life insurance benefit is provided at the Bank’s expense. Those employees retiring after January 1, 1992, are also required to meet specific eligibility requirements of age 60 with ten years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The approximate Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 2006 is $2.3 million and $2.7 million as of December 31, 2005.

Supplemental Retirement Plan.  The Bank also maintains a Supplemental Retirement Plan, a nonqualified defined benefit retirement plan, for certain executives. The plan ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the supplemental retirement plan was $2.4 million and $4.0 million at December 31, 2006 and 2005, respectively.

Notes to Financial Statements (continued)

The Bank does not have any plan assets or any unrecognized transitional obligation. The following table sets forth the changes in benefit obligation associated with these defined benefit plans:

	Supplemental Retirement Plan		Postretirement Health Benefit Plan

(in thousands)	2006	2005	2006	2005

Change in benefit obligation:
Balance, beginning of the year	$6,408	$3,565	$2,729	$3,073
Service cost	357	383	93	93
Interest cost	245	318	145	171
Actuarial loss (gain)	(442)	2,288	(446)	(436)
Benefits paid	(2,401)	(146)	(175)	(172)

Balance, end of the year	4,167	6,408	2,346	2,729

Change in fair value of plan assets:
Balance, beginning of the year fair value	—	—	—	—
Employer contribution	2,401	146	174	172
Benefits paid	(2,401)	(146)	(174)	(172)

Balance, end of the year fair value	—	—	—	—

Funded status	(4,167)	(6,408)	(2,346)	(2,729)
Unrecognized net actuarial loss	—	2,939	—	384
Unrecognized prior service cost (benefit)	—	(61)	—	488

Net amount recognized	$(4,167)	$(3,530)	$(2,346)	$(1,857)

Amounts recognized in the Statement of Condition at December 31, 2006 consist of:

	Supplement	Postretirement
	Retirement	Health Benefit
(in thousands)	Plan	Plan

Other liabilities	$(4,167)	$(2,346)

Amounts recognized in accumulated other comprehensive income at December 31, 2006 consist of:

	Supplement	Postretirement
	Retirement	Health Benefit
(in thousands)	Plan	Plan

Net actuarial loss (gain)	$1,331	$(69)
Prior service cost (benefit)	(51)	447

	$1,280	$378

Amounts recognized in the Statement of Condition for the Bank’s supplemental retirement plan at December 31, 2005 were as follows. This table is not applicable to 2006, as funded status is reported on the Statement of Condition.

December 31,
(in thousands)	2005

Accrued benefit liability	$(4,036)
Less amount in accumulated other comprehensive (loss)	(506)

Net amount recognized	$(3,530)

Notes to Financial Statements (continued)

Components of the net periodic benefit cost for the Bank’s supplemental retirement and postretirement health plan for the years ended December 31, 2006, 2005 and 2004, were as follows:

	Supplemental
	Retirement Plan			Postretirement Health Benefit Plan

(in thousands)	2006	2005	2004	2006	2005	2004

Service cost	$357	$383	$168	$93	$94	$72
Interest cost	245	318	196	145	171	177
Amortization of prior service cost (benefit)	(10)	(10)	48	41	40	40
Amortization of net loss	158	302	26	6	34	39

Net periodic benefit cost	$750	$993	$438	$285	$339	$328

In addition to the above, included in the Bank’s 2006 costs associated with the Supplemental Retirement Plan is a $1.0 million settlement loss as a result of the retirement of the Bank’s former CEO.

The estimated net actuarial loss (gain), prior service cost (benefit) and transition obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are:

	Supplement	Postretirement Health
(in thousands)	Retirement Plan	Benefit Plan

Net actuarial loss	$101	$—
Prior service cost (benefit)	(10)	41

	$91	$41

The measurement date used to determine the current year’s benefit obligation was December 31, 2006. The increase in the minimum liability adjustment included in accumulated other comprehensive income (loss) was $77 thousand for the year ended December 31, 2005. Due to the adoption of SFAS 158, there is no minimum liability adjustment for the year ended December 31, 2006 because the liability is reported at its funded status.

Key assumptions used for the actuarial calculation to determine benefit obligations and net periodic benefit cost for the Bank’s supplemental retirement plan and postretirement health benefit plan for the years ended December 31, 2006 and 2005 are presented in the tables below. The discount rate for the both plans as of December 31, 2006 was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration based interest rate yields from the Citibank Pension Liability Index as of December 31, 2006 and solving for the single discount rate that produces the same present value.

	Supplemental Retirement Plan			Postretirement Health Benefit Plan

Benefit Obligation	2006	2005	2004	2006	2005	2004

Discount rate	5.75%	5.5%	5.8%	5.75%	5.5%	5.8%
Salary increase	5.5%	5.0%	5.0%	n/a	n/a	n/a

	Supplemental Retirement Plan			Postretirement Health Benefit Plan

Cost	2006	2005	2004	2006	2005	2004

Discount rate	5.5%	5.8%	7.0%	5.5%	5.8%	6.0%
Salary increase	5.0%	5.0%	5.0%	n/a	n/a	n/a

Assumed health care cost trend rates for the Bank’s postretirement health benefit plan at December 31, 2006 and 2005 are presented in the table below.

Notes to Financial Statements (continued)

	December 31,	December 31,
Health Care Cost Trend Rates	2006	2005

Assumed for next year	7.0%	8.0%
Ultimate rate	5.0%	5.0%
Year that ultimate rate is reached	2009	2009

The effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $30 thousand and in APBO of $208 thousand. The effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $24 thousand and in APBO of $177 thousand.

The supplemental retirement plan and postretirement health plan are not funded; therefore, no contributions will be made in 2007.

Estimated future benefits payments reflecting expected future services for the years ended December 31 are:

(in thousands)	Supplemental	Postretirement Health
Years	Retirement Plan	Benefit Plan

2007	$39	$143
2008	57	160
2009	78	170
2010	106	182
2011	141	199
2012-2016	1,226	1,129

Note 20 – Transactions with Related Parties

The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investments. In addition, certain former members that still have outstanding transactions are also required to maintain their investment in Bank capital stock until the transactions mature or are paid off. All loans, including BOB loans, are issued to members and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to loans to members and mortgage loan purchases. All transactions with members are entered into in the normal course of business. In instances where the member also has an officer who is a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. In accordance with Statement of Financial Accounting Standards No. 57, Related Party Disclosures, the Bank defines related parties as other FHLBanks in the System, members with capital stock outstanding in excess of 10% of total capital stock outstanding and members that have an officer or director who is a director of the Bank.

The following table includes significant outstanding related party member balances.

	December 31,	December 31,
(in thousands)	2006	2005

Loans to members	$33,845,223	$25,367,245
Deposits	191,790	36,397
Capital stock	1,811,872	1,351,109

Notes to Financial Statements (continued)

The following table summarizes the Statement of Operations effects corresponding to the above related party member balances.

	Year ended December 31,

(in thousands)	2006	2005	2004

Interest income on loans to members	$1,118,651	$620,803	$417,662
Interest expense on deposits	2,333	1,086	557

Total mortgage loan volume purchased from related party members during the years ended December 31, 2006, 2005 and 2004, was $1.1 million, $1.8 million and $47.9 million, respectively. Interest income associated with outstanding mortgage loans purchased from related party members approximated $8.3 million, $9.9 million, and $11.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.

From time to time, the Bank may borrow from or lend to other FHLBanks on a short term uncollateralized basis. See Note 13 for further information. The following table includes gross amounts transacted under these arrangements.

	Year ended December 31,

(in millions)	2006	2005	2004

Borrowed from other FHLBanks	$123	$7,737	$28,548
Repaid to other FHLBanks	123	7,737	28,608
Loaned to other FHLBanks	400	—	1,121
Repaid by other FHLBanks	400	—	1,121

On occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the year ended December 31, 2006, there were no transfers of debt between the Bank and another FHLBank. During the year ended December 31, 2005, in a series of transactions, the Bank assumed the debt of other FHLBanks having a total par value of $65.0 million and total fair value of $65.6 million. In addition, during 2005 the Bank sold debt to another FHLBank having a total par and fair value of $50.0 million.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument.

Prior to May 1, 2006, the Bank regularly sold participation interests in the mortgage loans purchased from members to the FHLBank of Chicago. Upon execution of a new service agreement, which became effective May 1, 2006, both parties agreed to discontinue the practice and a transaction services fee is now being paid to the FHLBank Chicago in lieu of the participation. The par values of the mortgage loans participated to the FHLBank of Chicago were $0.1 billion, $0.3 billion, and $0.9 billion during the years ended December 31, 2006, 2005 and 2004, respectively. The servicing fee paid to FHLBank of Chicago was $68 thousand for the period May through December 31, 2006.

Note 21 –	Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2006 and 2005. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair

Notes to Financial Statements (continued)

value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

Cash and Due From Banks.  The estimated fair value approximates the recorded book balance.

Interest-bearing Deposits and Investment Securities.  The estimated fair value is determined based on quoted prices, excluding accrued interest, as of the last business day of the year for instruments with more than three months to maturity. When quoted prices are not available, the estimated fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable. For instruments with three months or less to maturity, the recorded book balance approximates the estimated fair value.

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

Derivative Assets / Liabilities.  The Bank bases the estimated fair values of derivatives with similar terms on available market prices including derivative accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near term changes. The fair values are netted by counterparty where such legal right exists. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

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

Notes to Financial Statements (continued)

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

Commitments.  The estimated fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at December 31, 2006 and 2005. The estimated fair value of the Bank’s commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Commitments to Extend Credit for Mortgage Loans.  In accordance with Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, certain mortgage loan purchase commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.

Notes to Financial Statements (continued)

The carrying value and estimated fair values of the Bank’s financial instruments at December 31, 2006 and 2005 are presented in the tables below.

2006 Fair Value Summary Table

		Net
	Carrying	Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$78,098	$—	$78,098
Interest-bearing deposits	3,619,984	(1,341)	3,618,643
Federal funds sold	3,370,000	(517)	3,369,483
Available-for-sale securities	65,848	—	65,848
Held-to-maturity securities	12,939,100	(180,211)	12,758,889
Loans to members	49,335,377	(25,409)	49,309,968
Mortgage loans held for portfolio, net	6,966,345	(157,135)	6,809,210
Accrued interest receivable	416,407	—	416,407
Derivative assets	498,976	—	498,976
Other assets, including BOB loans	86,323	(36,046)	50,277

Liabilities
Deposits	$1,425,997	$—	$1,425,997
Consolidated obligations:
Discount notes	17,845,226	(3,682)	17,841,544
Bonds	53,627,392	(295,474)	53,331,918
Mandatorily redeemable capital stock	7,892	—	7,892
Accrued interest payable	566,350	—	566,350
Derivative liabilities	144,093	—	144,093
Other liabilities	125,534	—	125,534

Notes to Financial Statements (continued)

2005 Fair Value Summary Table

		Net
	Carrying	Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$115,370	$—	$115,370
Interest-bearing deposits	3,259,894	(1,077)	3,258,817
Federal funds sold	2,320,000	(504)	2,319,496
Available-for-sale securities	331,297	—	331,297
Held-to-maturity securities	11,034,630	(206,246)	10,828,384
Loans to members	47,492,959	50,546	47,543,505
Mortgage loans held for portfolio, net	7,651,914	(243,562)	7,408,352
Accrued interest receivable	304,193	—	304,193
Derivative assets	317,033	—	317,033
Other assets, including BOB loans	70,921	(38,447)	32,474

Liabilities
Deposits	$1,083,757	$—	$1,083,757
Mandatorily redeemable capital stock	16,731	—	16,731
Consolidated obligations:
Discount notes	14,580,400	(2,121)	14,578,279
Bonds	53,142,937	155,123	53,298,060
Accrued interest payable	436,214	—	436,214
Derivative liabilities	278,444	—	278,444
Other liabilities	100,182	—	100,182

Note 22 –	Segments

The Bank operates two segments differentiated by products. The first segment, entitled Traditional Member Finance, houses a majority of the Bank’s activities, including but not limited to, providing loans to members, investments and deposit products. The MPF Program or Mortgage Finance segment purchases mortgage loans from members and funds and hedges the resulting portfolio.

Results of segments are presented based on management accounting practices and the Bank’s management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to GAAP. Therefore, the financial results of the segments are not necessarily comparable with similar information at other FHLBanks or any other company.

The management accounting process uses various balance sheet and income statement assignments and transfers to measure performance of the segment. Methodologies are refined from time to time as management accounting practices change. Net mortgage loans held for portfolio are the only significant assets related to the operations of the Mortgage Finance segment. Borrowings are allocated to the Mortgage Finance segment based on loans outstanding. All remaining borrowings and all capital remain in the Traditional Member Finance segment. The allowance for credit losses pertaining to the mortgage loans held for portfolio is allocated to the Mortgage Finance segment and the allowance for credit losses pertaining to BOB loans is allocated to the Traditional Member Finance segment. Derivatives are allocated to segments consistent with hedging strategies. Costs incurred by support areas not directly aligned with the segment are allocated based on estimated usage of services.

Notes to Financial Statements (continued)

The following table sets forth the Bank’s financial performance by operating segment for the years ended December 31, 2006, 2005 and 2004.

	Traditional
	Member	MPF or Mortgage
(in thousands)	Finance	Finance	Total

2006
Net interest income	$314,544	$29,786	$344,330
Provision for credit losses	2,052	196	2,248
Other income (loss)	18,968	(5,336)	13,632
Other expenses	56,353	4,563	60,916

Income before assessments	275,107	19,691	294,798
Affordable Housing Program	22,611	1,607	24,218
REFCORP	50,501	3,617	54,118

Total assessments	73,112	5,224	78,336

Net income	$201,995	$14,467	$216,462

Total assets	$70,410,113	$6,966,345	$77,376,458

2005
Net interest income	$236,213	$73,330	$309,543
Provision for credit losses	1,211	878	2,089
Other income (loss)	13,092	(5,690)	7,402
Other expenses	49,852	3,874	53,726

Income before assessments	198,242	62,888	261,130
Affordable Housing Program	16,240	5,134	21,374
REFCORP	36,400	11,551	47,951

Total assessments	52,640	16,685	69,325

Net income	$145,602	$46,203	$191,805

Total assets	$65,246,297	$7,651,914	$72,898,211

2004
Net interest income	$118,345	$181,425	$299,770
Provision for credit losses	142	166	308
Other income/(loss)	40,252	(141,901)	(101,649)
Other expenses	42,887	2,911	45,798

Income before assessments	115,568	36,447	152,015
Affordable Housing Program	10,259	2,975	13,234
REFCORP	23,020	6,694	29,714

Total assessments	33,279	9,669	42,948

Net income before cumulative effect of change in accounting principle	$82,289	$26,778	$109,067

Total assets	$52,423,603	$8,644,995	$61,068,598

Notes to Financial Statements (continued)

Note 23 –	Commitments and Contingencies

As described in Note 14, the twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The Finance Board, in its discretion and notwithstanding any other provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. The Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at December 31, 2006 and 2005.

The FHLBanks considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations. The Bank considers the joint and several liability as a related party guarantee. Related party guarantees meet the recognition scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at December 31, 2006 and 2005. The par amounts of the FHLBanks’ consolidated obligations for which the Bank is jointly and severally liable were approximately $952.0 billion and $937.5 billion at December 31, 2006 and 2005, respectively.

Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including BOB loans, totaled approximately $66.5 million and $1,067.3 million at December 31, 2006 and 2005, respectively. Commitments generally are for periods up to twelve months. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were approximately $969.6 million and $892.8 million at December 31, 2006 and 2005, respectively, and had original terms of up to six years. Of these amounts, $948.1 million and $892.8 million for 2006 and 2005, respectively, expire in 2007. The remainder of the 2006 balance, $21.5 million expires in 2008. Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Board regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are fully collateralized at the time of issuance. See Notes 9 and 11 for further information.

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $4.3 million and $17.7 million at December 31, 2006 and 2005, respectively. Commitments are generally for periods not to exceed 365 days. In accordance with Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), such commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. The Bank had pledged, as collateral, cash and securities to counterparties that have market risk exposure from the Bank related to derivative agreements. The Bank had no cash pledged at December 31, 2006; $1.4 million cash was pledged at December 31, 2005. There were no securities pledged as of December 31, 2006 or 2005.

Notes to Financial Statements (continued)

The Bank charged to operating expense net rental costs of approximately $2.5 million, $2.2 million and $2.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. Future minimum rentals at December 31, 2006, are presented below.

	December 31, 2006

(in thousands)	Premises	Equipment	Total

2007	$2,422	$250	$2,672
2008	2,328	256	2,584
2009	2,305	125	2,430
2010	960	82	1,042
2011	—	82	82

Total	$8,015	$795	$8,810

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

As of December 31, 2006, the Bank has committed to issue or purchase consolidated obligations totaling $98 million.

Notes 3, 9, 14, 15, 16, 17, 18 and 19 also discuss other commitments and contingencies.

Note 24 –	Subsequent Event

On December 21, 2006, Sovereign Bank, the Bank’s largest customer, announced a balance sheet restructuring that involves de-leveraging of approximately $10.0 billion in wholesale assets and $10.0 billion in wholesale funding, including FHLBank System loans, during the first quarter of 2007.

As of December 31, 2006, Sovereign’s loans outstanding accounted for $18.0 billion, or 36.5%, of the $49.3 billion total loans to members portfolio. As of March 13, 2007, Sovereign’s loans outstanding had declined $2.1 billion from year-end 2006 levels.

Note 25 – Other Developments

The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operations.

Supplementary Data

In addition to the Financial Statements and related notes and the report of PricewaterhouseCoopers, LLP; the schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission that would appear in Item 8. Financial Statements and Supplementary Data are included in the “Financial Information” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A:  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including its principal executive officer and principal financial officer, the Bank conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on this evaluation, the Bank’s principal executive officer and principal financial officer concluded that the Bank’s disclosure controls and procedures were effective to ensure that such information relating to the Bank that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. There was a material weakness that management identified during 2005 that led to the restatement of certain financial information primarily related to the accounting for derivatives, as discussed in the Bank’s registration statement on Form 10, as amended. See Restatement of Financial Statements in Management’s Discussion and Analysis in Item 2 of the Form 10 for a complete discussion of the material weakness determination. Several actions have since been taken to address this material weakness, including (1) increasing the level of technical expertise among accounting, capital markets and risk management personnel in regard to the proper application of SFAS 133; and (2) creating and disseminating well-documented SFAS 133 accounting policies. Management believes that this material weakness has been fully remediated as of December 31, 2006.

Internal Control Over Financial Reporting

For the fourth quarter of 2006, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B:  Other Information

None

PART III

Item 10:  Directors, Executive Officers and Corporate Governance

Directors

In accordance with the Act, the Bank’s Board of Directors is comprised of a combination of industry directors elected by the Bank’s member institutions (Elected Directors) and public interest directors appointed by the Finance Board (Appointed Directors). No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board of Directors currently includes ten Elected Directors and two Appointed Directors. Four Appointed directorships are currently vacant. The Finance Board has chosen not to fill these vacancies to date. Effective July 18, 2006, the Finance Board amended its rule relating to the election of Bank directors in order to allow the Bank greater latitude in providing its members with information about the range of skills and experience among board members the Bank believes is best suited to administer its affairs. Effective January 24, 2007, the Finance Board adopted an interim final rule that provides for a procedure whereby the Board of Directors of the Bank is required to submit to the Finance Board a list of individuals that the Bank believes are qualified to serve as directors. Members are permitted to nominate candidates to be considered by the Bank to be included on the list. According to the rule the Finance Board will use this list to appoint qualified Appointed Directors for the Bank.

The following table sets forth certain information (ages as of February 28, 2007) regarding each of the Bank’s directors. No director of the Bank is related to any other director or executive officer of the Bank by blood, marriage, or adoption.

			Term	Board
Name	Age	Director Since	Expires	Committees

Marvin N. Schoenhals (Chair) (Elected)	60	1997	2007	(a)(b)(c)(d)(e)(f)
Dennis S. Marlo (Vice Chair) (Elected)	64	2002	2009	(a)(b)(f)
Basil R. Battaglia (Appointed)***	71	2004	2007	(a)(d)
David W. Curtis (Elected)*	51	2006	2007	(c)(d)
David R. Gibson (Elected)	50	2007	2009	(a)(b)
H. Charles Maddy, III (Elected)	43	2002	2007	(a)(b)(f)
Frederick A. Marcell, Jr. (Elected)	69	2003	2008	(c)(d)
Edward J. Molnar (Elected)**	66	2004	2009	(c)(d)(e)
Paul E. Reichart (Elected)	69	1997	2008	(d)(e)(f)
Gerard M. Thomchick (Elected)	51	2005	2007	(b)(d)(f)
Cecil H. Underwood (Appointed)***	84	2002	2007	(c)(e)
Patrick J. Ward (Elected)	51	2007	2009	(a)(b)

(a)	Member of Audit Committee

(b)	Member of Finance and Risk Management Committee

(c)	Member of Human Resources Committee

(d)	Member of Governance Committee

(e)	Member of Community Investment and Public Policy Committee

(f)	Member of Executive Committee

(*)	Bank’s Board of Directors appointed Mr. Curtis to finish out a vacancy in an Elected directorship. Mr. Curtis served a previous term from 1996 to 2002 as an Appointed Director.

(**)	Mr. Molnar served a previous term from 1982 to 1988 as an Elected Director.

(***)	Mr. Battaglia and Mr. Underwood were reappointed for the remaining one year in a vacant Appointed directorship. Mr. Battaglia served a previous term from 1992 to 1996 as an Appointed Director.

Marvin N. Schoenhals (Chair)

Marvin N. Schoenhals was elected to the Board of Directors of the Bank in 1997 and currently serves as its Chairman. Mr. Schoenhals has served as president and chief executive officer of Wilmington Savings Fund Society, FSB, DE since November 1990 and was elected chairman in October 1992. He is a member of the board of directors of Burris Logistics and since 1998, has served on the boards of directors of Brandywine Fund, Inc., Brandywine Blue Fund, Inc. and Brandywine Advisors Fund, Inc. Mr. Schoenhals also serves on the board of the Delaware State Chamber of Commerce.

Dennis S. Marlo (Vice Chair)

Mr. Marlo has served on the Board of Directors of the Bank since December 2002. He is currently an executive vice president of Sovereign Bank in Reading, Pennsylvania. Mr. Marlo came to Sovereign through its acquisition of ML Bancorp, Inc., where he was president and chief executive officer of the holding company and the Main Line Bank subsidiary. Prior to that, he was employed for 25 years at KPMG Peat Marwick and its predecessor organizations, where he retired as a partner in the firm. He is currently a member of the Board of Trustees of Harcum College in Bryn Mawr, Pennsylvania; the Advisory Board of the Pennsylvania Trust Company in Radnor, Pennsylvania; the Lankenau Hospital Foundation Board of Trustees in Wynnewood, Pennsylvania; and the Council of President’s Associates of LaSalle University in Philadelphia. He is also a member of both the American and Pennsylvania Institutes of Certified Public Accountants and the Financial Managers Society, serving on its national board of directors.

Basil R. Battaglia

Mr. Battaglia joined the Bank’s Board of Directors in 2004 as an Appointed Director. Mr. Battaglia is the owner of Beckworth Title Company and Beckworth Consulting, both sole proprietorships which provide services to the Delaware legal community in various research projects, primarily involving property transfers and not-for-profit organizations. From 1988 to 2001, he was the chairman of the Republican State Committee in Delaware. From 1977 to 1993, Mr. Battaglia was director of the Delaware Turnpike, a state division.

David W. Curtis

Mr. Curtis joined the Bank’s Board of Directors in March 2006. He is a member of the board of directors of Citizens Bank Delaware. Mr. Curtis is the executive vice president of Leon N. Weiner & Associates, Inc., a multi-faceted real estate development firm which has long been recognized as an industry leader and innovator in the finance and development of affordable housing. Mr. Curtis is also the president of Arbor Management, LLC, a multifamily residential management company with a portfolio of more than 4,500 units in 56 properties throughout the Mid-Atlantic States. Mr. Curtis currently serves as the Co-Chairman of the Mortgage Roundtable, a blue ribbon panel of 50 leaders from the housing finance industry.

David R. Gibson

Mr. Gibson was elected to the Board of Directors of the Bank and began his term January 1, 2007. Mr. Gibson, who has served Wilmington Trust for more than 20 years, was named its chief financial officer in 1996. Mr. Gibson is a member of the finance committee of the board of Christiana Care Health Systems and a former member of the boards of the Delaware Workforce Investment Board, St. Edmond’s Academy and Junior Achievement of Delaware. He is a member of the Financial Executives Institute and the National Association of Accountants.

H.	Charles Maddy, III

H. Charles Maddy, III joined the Board of Directors of the Bank in January 2002. Mr. Maddy is president and chief executive officer of Summit Financial Group, Inc. in Moorefield, West Virginia. He is also a member of the boards of directors for Summit Financial Group and its banking subsidiaries: Summit Community Bank and Shenandoah Valley National Bank. Mr. Maddy is also a director for the West Virginia Bankers Association and the Hardy County Child Care Center. He is a past president and past director of the West Virginia Association of Community Bankers and a public accountant certified by the West Virginia Board of Accountancy.

Frederick A. Marcell Jr.

Frederick A. Marcell Jr. has served on the Board of Directors since December 2002. Mr. Marcell was past president and chief executive officer, and is currently a director, of Willow Financial Bank in Maple Glen, Pennsylvania. Mr. Marcell’s current and past professional affiliations include serving as: president and director for the Philadelphia chapter of the Financial Managers Society; president, director and adult education instructor for the Philadelphia chapter of the Institute of Financial Education; director and Marketing Committee chair for the Pennsylvania Association of Community Bankers; president of Insured Savings Institutions in Philadelphia; director for U.S. Mortgage Insurance Company; and member of the Council of Presidents’ Associates of LaSalle University. Mr. Marcell’s current and past civic affiliations include serving as: chairman of the board for the Hatboro YMCA, the Greater Willow Grove Chamber of Commerce and St. Mary’s Hospital; president of the Willow Grove Rotary and Holy Cross High School Football and Basketball Parents; director for the American Red Cross, Insured Financial Institutions of Delaware Valley, Pennypack Ecological Restoration Trust, Police and Citizens Together, Valley Forge Convention and Visitors Bureau, Willow Grove Charities, Willow Grove Foundation and Willow Grove VFW Foundation; and a member of the Foundation for Independent College and the Thrift Advisory Council of the Philadelphia Federal Reserve Bank.

Edward J. Molnar

Mr. Molnar has served on the Board of Directors of the Bank since 2004. Mr. Molnar is chairman of both Harleysville Savings Financial Corporation and Harleysville Savings Bank. With over 45 years’ experience in banking, Mr. Molnar is a member of the board of directors of Americas’ Community Bankers, past chairman of the Pennsylvania Association of Community Bankers and past chairman of the bank advisory council of the Federal Reserve Bank of Philadelphia.

Paul E. Reichart

Mr. Reichart has served on the Board of Directors of the Bank since January 1997. With more than 40 years’ experience in the banking industry, Mr. Reichart is chairman of the board of Columbia County Farmers National Bank, a nationally chartered, full-service financial institution and single subsidiary of CCFNB Bancorp Inc. in Bloomsburg, Pennsylvania. Prior to his present position, he served as executive vice president from 1981 to 1984 and was elected to the bank’s board of directors in 1983. Mr. Reichart also serves as chairman of the Columbia County Housing and Redevelopment Authority, president/chief executive officer of Montour Mutual Insurance Co., Danville and vice president of SEDA-COG Housing Development Corporation in Lewisburg. He is a past chairman of the Pennsylvania Association of Community Bankers and a past president of both the Pennsylvania American Institute of Banking and the Bloomsburg Area Chamber of Commerce.

Gerard M. Thomchick

Mr. Thomchick has served on the Board of Directors of the Bank since 2005. Mr. Thomchick is president and chief executive officer of First Commonwealth Bank. Mr. Thomchick is also senior executive vice president and chief operating officer of First Commonwealth Financial Corporation. In his past role as chairman of its mergers and acquisition team, he directed the negotiations and due diligence of 11 acquisitions and mergers. He is a director of First Commonwealth Bank.

Cecil H. Underwood

Cecil H. Underwood joined the Board of Directors of the Bank in March 2002 as an Appointed Director. First elected governor of West Virginia in 1956, Mr. Underwood provided leadership in education as a college president and board chairman, worked as an executive in both the coal and chemical industries, presided over the creation of the technology-centered Software Valley, and served on several charitable foundations and boards. Mr. Underwood is currently a member of the boards of directors of Jobs for America’s Graduates and the West Virginia Foundation of Independent Colleges. He is also on the Board of Trustees of Salem International University and serves as president of the board of directors of the Huntington Foundation. Mr. Underwood is also an honorary life member of the board of directors of the Huntington Chamber of Commerce. Mr. Underwood presently is chair of the Cecil H. Underwood Institute and a distinguished scholar at the Drinko Academy, Marshall University.

Patrick J. Ward

Mr. Ward was elected to the Board of Directors of the Bank and began his term January 1, 2007. Mr. Ward is currently chairman and chief executive officer of Penn Liberty Bank. Mr. Ward has more than 20 years of experience in the banking industry, including executive experience with Citizens Bank of Pennsylvania and Commonwealth Bancorp in Malvern, PA. He also held a variety of positions at Mellon Bank. He serves on the boards of directors of the Philadelphia Police Athletic League, Phoenixville Area YMCA, EconomicsPennsylvania and the Chester County Chamber of Commerce.

Audit Committee

The Audit Committee has a written charter adopted by the Bank’s Board of Directors. The Audit Committee is directly responsible for the appointment, compensation and oversight of the Bank’s independent Registered Public Accounting Firm (RPAF) and Chief Internal Auditor. The Audit Committee is also responsible for approving all audit engagement fees, as well as any permitted non-audit services with the independent RPAF. The Audit Committee preapproves all auditing services and permitted non-audit services to be performed for the Bank by the independent RPAF. The independent RPAF reports directly to the Audit Committee. The Bank’s Chief Internal Auditor also reports directly to the Committee.

The Audit Committee assists the Board of Directors in fulfilling its responsibilities for general oversight of:

•	The Bank’s financial reporting processes and the audit of the Bank’s financial statements, including the integrity of the Bank’s financial statements;

•	the Bank’s administrative, operating, and internal accounting controls;

•	the Bank’s compliance with legal and regulatory requirements;

•	the independent auditors’ qualifications and independence; and

•	the performance of the Bank’s internal audit function and independent auditors.

As of February 28, 2007, the Audit Committee was composed of Messrs. Maddy (Chair), Battaglia, Gibson, Marlo and Ward. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Mr. Maddy is an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether Mr. Maddy is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Mr. Maddy is not independent. Mr. Maddy is independent according to the Finance Board rules applicable to members of the audit committees of the boards of directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of February 28, 2007) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity in Which Serves

John R. Price	68	President and Chief Executive Officer
William G. Batz	59	Chief Operating Officer
Paul H. Dimmick	57	Managing Director, Capital Markets
Teresa M. Donatelli	43	Chief Information Officer
J. Michael Hemphill	61	Chief Risk Officer
Craig C. Howie	44	Group Director, Member Market Access
Kristina K. Williams	42	Chief Financial Officer
Dana A. Yealy	47	General Counsel and Corporate Secretary

John R. Price became President and Chief Executive Officer of the Bank on January 2, 2006. Prior to joining the Bank, Mr. Price was a senior advisor to the Institute of International Finance. Mr. Price also held several senior-level positions at JP Morgan Chase & Co. in New York (formerly Manufacturers Hanover Trust Co. which later merged into Chemical Bank and Chase Manhattan Bank). Mr. Price was responsible for the mortgage banking and consumer finance subsidiaries; led the team advising the U.S. government on the securitization on $5 billion of community development and rural low-income housing loans, and earlier served as corporate secretary. Mr. Price graduated from Grinnell College in Iowa, was named a Rhodes Scholar, earned advanced degrees in Development Economics and Diplomatic History from Queens College at Oxford University and received his law degree from Harvard Law School. Mr. Price was a member of the Board and chair of the Audit Committee of the Principal Financial Corporation, is a life trustee of Grinnell College and was the founding chairman of Americans for Oxford. Mr. Price also served as president of the Bankers Association for Finance and Trade.

William G. Batz has held the position of Chief Operating Officer since joining the Bank in 1988. Previously, Mr. Batz was Senior Vice President of Finance for Mellon Bank, and held positions with Society Corporation and Peat, Marwick, Mitchell & Co. Mr. Batz is a C.P.A., holds an M.B.A. from the University of Chicago and a doctorate from the University of Minnesota.

Paul H. Dimmick joined the Bank in 2003 with the formation of the Mortgage Finance department. In December 2004, he was named Managing Director of Capital Markets, a newly formed group comprised of the Treasury and Mortgage Finance departments. Prior to joining the Bank, Mr. Dimmick held various senior management positions at Mellon Bank including Executive Vice President of Capital Markets. Mr. Dimmick was also a Senior Managing Director with Chemical Bank and its predecessor, Manufacturers Hanover Trust Co. Mr. Dimmick started his banking career as a bank examiner for the Federal Reserve Bank of New York. Mr. Dimmick holds a Bachelors degree in economics and business from Lafayette College and an M.B.A. from the University of Pennsylvania’s Wharton School.

Teresa M. Donatelli joined the Bank in 1992, and held several managerial positions in Administration and Information Technology prior to assuming the position of Chief Information Officer in May 2004. Prior to joining the Bank, Ms. Donatelli held a variety of technical and managerial positions at Alcoa, Deloitte & Touche and Mellon Bank. Ms. Donatelli has a Bachelor of Arts degree in English from Duquesne University and a Masters degree in Business Administration from the University of Pittsburgh.

J. Michael Hemphill joined the Bank in 2000 as Audit Director. In June 2004, Mr. Hemphill became the Chief Risk Officer for the Bank. Mr. Hemphill was Director of Internal Audit at the Federal Home Loan Bank of Dallas from January 1998 through March 2000, and was the Controller from 1986 to 1997. Mr. Hemphill earned a Bachelors degree in Accounting from Texas A&M University and is a graduate of the University of Wisconsin’s School of Bank Administration. Mr. Hemphill also holds a C.P.A. Mr. Hemphill is a member of the American Institute of Certified Public Accountants and Institute of Internal Auditors.

Craig C. Howie joined the Bank in 1990, and is the Group Director of the Bank’s Member Market Access department which includes Member Money Desk, Sales and Marketing, Mortgage Partnership Finance, Bank4Bank

and Collateral Operations and Safekeeping. Before joining the Bank, Mr. Howie worked for Chemical Bank in New York as an Assistant Vice President in Mortgage Capital Markets. Prior to that, Mr. Howie worked for GMAC as an Assistant Vice President in Secondary Marketing. Mr. Howie received a Bachelors degree in Finance and Marketing from Susquehanna University and a Masters degree in Business Administration with a concentration in Finance from Drexel University.

Kristina K. Williams joined the Bank on December 31, 2004 as Chief Accounting Officer. Ms. Williams became Chief Financial Officer February 1, 2006. Ms. Williams most recently was the Chief Financial Officer of Wholesale Banking for PNC Financial Services Group. Ms. Williams also spent time in SEC and Regulatory Reporting and served as Director of Accounting Policy for PNC. Ms. Williams previously spent several years in public accounting with PricewaterhouseCoopers and Deloitte & Touche. Ms. Williams graduated magna cum laude from West Liberty State College and received her Masters in Professional Accountancy from West Virginia University. Ms. Williams is a C.P.A. and a member of the American Institute of Certified Public Accountants, Pennsylvania Institute of Certified Public Accountants and the board of directors for the West Liberty State College Foundation.

Dana A. Yealy joined the Bank in 1986, and has served as General Counsel since August 1991. Mr. Yealy is responsible for the legal, government relations, corporate secretary and ethics functions of the Bank. Prior to joining the Bank, he was an attorney with the Federal Home Loan Bank of Dallas. Mr. Yealy earned his Bachelors degree in Economics from Westminster College, his Juris Doctorate from Pennsylvania State University’s Dickinson School of Law, and his LL.M in Banking Law from the Boston University School of Law. Mr. Yealy is an active member of the Association of Corporate Counsel, the Society of Corporate Secretaries & Governance Professionals, and the Society of Corporate Compliance and Ethics. Mr. Yealy is also a member of several committees of the American, Pennsylvania and Allegheny County Bar Associations.

Each executive officer serves at the pleasure of the Board of Directors.

Code of Conduct

The Bank has adopted a code of ethics for all of its employees and directors, including its Chief Executive Officer, principal financial officer, controller, and those individuals that perform similar functions. A copy of the code of ethics is on the Bank’s public web site, www.fhlb-pgh.com, and will be provided without charge upon request to the Legal Department of the Bank.

Any amendment to, or waiver of, a required provision of the code of ethics that applies to the Bank’s Chief Executive Officer, principal financial officer, controller or individuals performing similar functions will also be posted on the Bank’s public web site at that address.

Item 11:  Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy

The Bank compensates its Principal Executive Officer (the CEO), and the other Named Executive Officers (other Executives) through a mix of base salary, annual incentive compensation awards, long-term incentive compensation awards, benefits and perquisites designed to recruit and retain high-quality employees critical to the Bank’s long-term success. The Bank’s compensation setting process for the CEO and other Executives consists of establishing each component of compensation to be competitive within the Federal Home Loan Bank System (FHLBank System) and benchmarked against financial institutions with assets of less than $25.0 billion. For compensation purposes, the Board considered these institutions to be comparable to the Bank, which had assets of $77.4 billion at December 31, 2006. The Bank does not offer equity-based compensation as is typically offered in publicly traded financial services institutions. The Bank provides long-term incentive compensation and enhanced benefits to the CEO and other Executives.

The Bank’s total compensation program is designed to:

a. Attract, motivate and retain high-performing staff critical to the Bank’s long-term success; and, thereby,

b.	Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

Human Resources Committee’s Role and Responsibilities

The Board’s Human Resources Committee (the Committee) is responsible for the establishment and oversight of the CEO’s compensation and oversight of other Executives’ compensation. This includes setting the objectives of and reviewing performance under the Bank’s compensation, benefits and perquisites programs for the CEO and other Executives.

Additionally, the Committee has adopted the practice of retaining compensation and benefit consultants and other advisors, in addition to reviewing analysis from the Bank’s Human Resources Department, to assist in performing its duties in regard to the CEO’s and other Executives’ compensation.

Compensation Consultants

The Committee periodically engages the expertise of compensation consultants to benchmark competitive base salary, annual incentive compensation awards and long-term incentive compensation awards (cash compensation) for the CEO and other Executive positions. In 2006, the Committee reviewed the effectiveness and competitiveness of its total compensation structure, which includes cash compensation as well as benefits. Mercer, a compensation consultant hired by the Committee, performed this review for the CEO and other Executives. Mercer presented their report to the Committee in September 2006. The results of their study are under review by the Committee and management.

Annually, a compensation consultant summarizes compensation data reported by the FHLBank System and conducts surveys of peer groups to ensure the CEO’s cash compensation remains properly aligned within these groups. At the end of 2005, Towers Perrin, a compensation consultant, was retained by the Committee to benchmark the cash compensation of the CEO for 2006.

The Committee does not annually use a compensation consultant in establishing the cash compensation of the other Executives. Instead, in those years that a compensation consultant is not used, the Bank’s Human Resources Department conducts the benchmarking for the other Executives and provides this information to the CEO to assist the CEO in developing the recommendation on the cash compensation of the other Executives.

Determining the CEO’s Cash Compensation

For 2006, the Committee used the FHLBank System as the peer group for benchmarking the CEO’s cash compensation. While there are differences in business models, asset size and net income among the individual

FHLBanks within the FHLBank System, the Board has determined that the chief executive officer positions within the FHLBank System are the best comparison. The target for the CEO’s cash compensation is the median for FHLBank System chief executive officers. The Committee considers the benchmark data, length of service in the position, and job performance when establishing the CEO’s base salary.

Determining the Other Executives’ Cash Compensation

With respect to the other Executives’ base salary, the Bank’s Human Resources Department uses both FHLBank System and financial services industry survey data to determine competitive salary ranges. The base salary range midpoint for each other Executive is based on the median of both financial services industry and FHLBank System survey data. The financial services industry survey data reflects institutions with asset sizes of $25 billion or less. Actual base salary is based on the survey data, length of service in the position, and job performance.

The annual and long-term incentive compensation award levels for the other Executives are generally compared to the award levels for similar positions in the FHLBank System.

The CEO’s recommendations for any adjustments to the other Executives’ cash compensation are reviewed and approved by the Committee which, in turn, then recommends any adjustments to the full Board for final approval.

Annual Incentive Compensation Award Program

The Board approves annual incentive compensation award payouts based upon the achievement of specific annual performance objectives that support the Bank’s operating and profitability goals. The annual incentive plan is designed to reward the CEO and other Executives for achievement of team-based and/or individual performance targets. These targets are both quantitative and qualitative as approved by the Committee and the Board. Award levels are generally set at threshold, target and maximum percentages of base salary; awards can also be paid for performance achievement at points in between these levels.

The Board has the discretion to treat the threshold, target and maximum levels as discrete performance levels and pay out only for achievement at each level. Further, the Board has the discretion to determine whether or not to: (1) pay out awards; (2) increase awards; or (3) reduce awards. This includes cases in which the goals may or may not have been met.

In January 2006, the Board approved the following goals:

CEO’s Goals:

The CEO’s goals for 2006 focused on the following:

a.	Earned Dividend Rate — 50 percent of award. Earn a dividend rate that exceeds the Bank’s policy target, permits continued progress toward the retained earnings goal, and provides shareholders the optimum yield possible within applicable guidelines.

b.	External Performance Focus — 25 percent of award. Develop relationships with key stakeholders, policymakers and third parties to further the Bank’s mission and vision.

c.	Internal Performance Focus — 25 percent of award. Develop the proper operating infrastructure and support for risk management, controls, customer support and product development, understanding the importance of a sound operating environment and the importance of deliverables and accountabilities.

Other Executives’ Team-Based Goals:

The other Executives share the earned dividend rate goal, as described above with the CEO. In addition, the other Executives share an additional team-based goal of achieving a targeted regulatory examination rating.

The weighting of the other Executives’ team-based goals was established at up to 60 percent of each other Executives’ total award opportunity; the remaining annual award opportunities are weighted toward individual performance goals.

	Threshold as a % of	Target as a % of	Maximum as a % of	Weighting %	Weighting %
Position	Base Salary	Base Salary	Base Salary	Team-based	Individual

CEO	20%	35%	50%	50%	50%
Chief Operating Officer (COO)	18.75%	25%	37.5%	60%	40%
Other Executives	18.75%	25%	37.5%	40%	60%

Status reports on all of the annual incentive goals are reviewed with the Committee at least once a year and the goals may be modified as appropriate. The results of the performance goals are detailed in the Summary Compensation Table and supporting narrative.

Long-term Incentive Compensation Awards Program

The Board awards long-term incentive compensation opportunities based upon achievement of long-term/strategic performance objectives. Long-term incentive goals cover a three-year period coinciding with the Bank’s strategic plan. The Board determined that the specific goals of the long-term incentive compensation award plan should include:

a.	Rewarding long-term customer/shareholder value creation and community mission achievement;

b.	Attracting and retaining high-performing staff by providing long-term compensation opportunities which are reasonable relative to the identified peer group or survey sources; and

c.	Assigning a portion of the total executive compensation package to be an “at risk” incentive award opportunity and dependent upon performance results.

Following a planning period with the CEO and the other Executives, the Board approved the goals for the 2006-08 strategic planning cycle in September 2006. The objectives aim to focus the CEO’s and the other Executives’ attention on areas such as market penetration, profitability and value creation, mission achievement, the work environment and infrastructure. The Board believes these goals are consistent with the Bank’s status as a profit-making, shareholder-owned government-sponsored enterprise chartered to serve the public policy goals of providing funding for housing and community development.

The primary goal represents 80 percent of the award opportunity and focuses on customers, community development and the Bank’s ability to maximize member value. Ways in which these goals can be measured include:

a.	Increasing member borrowing capacity with the addition of new types of collateral being accepted from customers to support loans;

b.	Increasing participation in the Bank’s community investment products or initiatives;

c.	Restoring and maintaining the Bank’s Standard and Poors’ triple-A rating; and

d.	Achieving dividend paying capabilities unrestricted by regulatory limitations.

The remaining 20 percent of the goal focuses on enhancing the Bank’s infrastructure by: (1) establishing a governance process and completing projects of strategic importance within acceptable budget and time constraints; and (2) demonstrating improvement in employee surveys in three of five categories: credibility, respect, fairness, pride and camaraderie.

Status reports on the goals are reviewed with the Committee at least once a year and the goals may be modified as appropriate.

Payouts occur at the end of the three-year cycle and are made based on the successful achievement of the performance goals. The CEO and other Executives are eligible for award levels at the percentage of base salary as of December 31, 2008. These percentages, shown below, reflect third-year payouts.

Position	Threshold %	Target %	Maximum %

CEO	37.5%	75%	150%
Other Executives	30%	60%	120%

As with the annual incentive compensation plan, long-term incentive compensation award payouts can occur at threshold, target or maximum levels, as well as at any point between those levels. Further, the Board has the discretion to determine whether or not to pay out awards and can exercise their discretion to increase or reduce awards.

Additional Incentive Awards

From time to time, the CEO has recommended, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging and time-sensitive nature. Details of any 2006 awards for the CEO or other Executives are provided in the Summary Compensation Table and accompanying narrative.

Perquisites and other Benefits

The Board views the perquisites afforded to the CEO and other Executives as an element of the total compensation program and, as such, are provided to them primarily as a convenience associated with their overall position duties and responsibilities. Examples of perquisites that are unique to the CEO and/or other Executives may include the following:

a. The personal use of a Bank-owned automobile;

b. Financial and tax planning; and

c. Relocation.

The perquisites types are presented and detailed on the Summary Compensation Table and accompanying narrative for the CEO and other Executives, respectively, where aggregate perquisites exceeded $10,000 in 2006. Additionally, the Bank provides a tax gross-up for some of the perquisites offered.

Employee Benefits

The Board and Bank management are committed to providing competitive, high-quality benefits designed to promote health, well-being and income protection for all employees. The Bank offers all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core and optional benefits offered include, but are not limited to, medical, dental, prescription drug, vision, long-term disability, short-term disability, flexible spending accounts, parking or transportation subsidy, worker’s compensation insurance, life and accident insurance. The CEO and the other Executives participate on the same basis as all other full-time employees.

Qualified and Nonqualified Defined Benefit Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (PDBP), a tax-qualified, multiple-employer defined-benefit plan. The PDBP is a funded, noncontributory plan that covers all eligible employees. Benefits under the plan are based upon a 2% accrual rate, the employees’ years of service and highest average base salary for a consecutive three-year period. Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity; a lump-sum payment or other additional payment options are also available. The benefits are not subject to offset for social security or any other retirement benefits received.

The CEO and other Executives also participate in a nonqualified supplemental defined benefit plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the qualified PDBP due to Internal Revenue Code (IRC) and qualified PDBP limitations, including the IRC limitations on qualified pension plan benefits for employees earning $220,000 or more for 2006.

As a nonqualified plan, the benefits do not receive the same tax treatment and funding protection as the qualified plan and the Bank’s obligations under the SERP are a general obligation of the Bank. The terms of the SERP provide for distributions from the SERP upon termination of employment with the Bank or in the event of the death of the employee. Payment options under the SERP include annuity options and a lump-sum distribution option.

At the normal retirement age of 65, the CEO and other Executives are eligible for a retirement benefit equal to 2 percent times years of benefit service times their high three-year average salary and annual incentive compensation. If the CEO or other Executives select the early retirement benefit, payments may commence as early as age 45 but are reduced by an early retirement factor of 3 percent per year.

Qualified and Nonqualified Defined Contribution Plans

All employees have the option to participate in the Financial Institutions Thrift Plan (Thrift Plan), a qualified defined contribution plan under the IRC. Subject to IRC and Thrift Plan limitations, employees can contribute up to 50 percent of their base salary in the Thrift Plan. The Bank matches employee contributions based on their length of service and the amount of employee contribution as follows:

Years of service:	Bank match:

2-3 years	100% match up to 3% of employee’s compensation
4-5 years	150% match up to 3% of employee’s compensation
More than 5 years	200% match up to 3% of employee’s compensation

In addition to the Thrift Plan, the CEO and other Executives are also eligible to participate in the Supplemental Thrift Plan, an unfunded nonqualified defined contribution plan that, in many respects, mirrors the Thrift Plan. The Supplemental Thrift Plan ensures, among other things, that the CEO and other Executives whose benefits under the Thrift Plan would otherwise be restricted by certain provisions of the IRC or limitations in the Thrift Plan are able to make elective pretax deferrals and receive the Bank matching contributions on those deferrals. In addition, the Supplemental Thrift Plan permits deferrals of and Bank matching contributions on the annual incentive compensation awards as well as the ability to defer long-term incentive compensation awards, subject to the limits on deferrals of compensation under the Supplemental Thrift Plan.

The CEO and other Executives may elect 30 days prior to the beginning of the calendar year in which the compensation is to be earned and paid to defer a percentage of their cash compensation. The CEO and other Executives may defer up to 80 percent of their total cash compensation, less their contributions to the Qualified Thrift Plan.

For each deferral period in the Supplemental Thrift Plan, the Bank credits a matching contribution equal to:

a.	200 percent match on up to 3 percent of the CEO’s or other Executives’ base salary and annual incentive compensation, irrespective of their years of service, less

b.	The Bank’s matching contribution to the Qualified Thrift Plan.

The terms of the Supplemental Thrift Plan provide for distributions upon termination of employment with the Bank, in the event of the death of the employee or upon disability, at the discretion of the Human Resources Committee and in accordance with applicable IRC and other applicable requirements. Payment options under the Supplemental Thrift Plan include lump sum, annual installments up to 10 years and an annuity option. No loans are permitted from the Supplemental Thrift Plan.

Additional Retirement Benefits

The Bank provides post-retirement medical and life insurance benefits for its employees, including the CEO and other Executives who retire at age 60 or older with 10 years of service. Retirees and their spouses age 65 and older pay 60 percent of the medical premium for the retirees’ coverage and 80 percent of the premium for coverage for their spouse.

The Bank also provides $5,000 in term life insurance for all employees, including the CEO and the other Executives. The employees can purchase an additional $15,000 of coverage at group rates. The employee’s spouse is not eligible for the life insurance benefit.

Severance Policy

The Bank provides severance benefits to the CEO and other Executives. These benefits reflect the potential difficulty employees may encounter in their search for comparable employment within a short period of time. The Bank’s severance policy is designed to help bridge this gap in employment.

The policy provides the following for the other Executives:

a.	Four weeks’ base salary continuation per year of service, with a minimum of 26 weeks and a maximum of 52 weeks;

b. Medical coverage, based on current enrollment selections, for the length of the salary continuation; and

c. Individualized outplacement service for a maximum of 12 months.

The Board provided a separate severance agreement for the CEO, which is more fully described in the post termination compensation table. The Board determined that such severance arrangements for CEOs are a common practice in the marketplace. In addition, the Board executed a release agreement in conjunction with the termination of employment of the former Chief Financial Officer (the former CFO) as more fully set forth in the Summary Compensation Table and narrative.

Retention Agreement for One Executive

The Board entered into an agreement with the Bank’s COO as a retention strategy. Details of the agreement are shown in the Summary Compensation Table and narrative.

Compensation Committee Report

The Human Resources Committee of the Bank’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Human Resources Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s annual report on Form 10-K.

The Human Resources Committee
of the Board of Directors

Edward J. Molnar, Chairman

David W. Curtis
Frederick A. Marcell, Jr.
Cecil H. Underwood

Summary Compensation Table (SCT)

				Non-Equity
Name and				Incentive Plan	Change in Pension	All Other
Principal Position	Year	Salary	Bonus	Compensation	Value	Compensation	Total

John R. Price(1)	2006	$500,004	—	$250,001	$111,000	$499,005	$1,360,010
Chief Executive Officer
William G. Batz(2)	2006	416,235	$200,000	156,088	170,000	31,008	973,331
Chief Operating Officer
Kristina K. Williams(3)	2006	257,917	45,000	97,402	20,000	20,259	440,578
Chief Financial Officer
Paul H. Dimmick(4)	2006	258,750	—	85,995	56,000	20,269	421,014
Managing Director, Capital Markets
Dana A. Yealy(5)	2006	228,779	—	85,793	48,000	17,510	380,082
General Counsel
Eric J. Marx(6)	2006	77,965	—	—	159,000	250,370	487,335
Former Chief Financial Officer

(1)	Mr. Price’s non-equity incentive plan compensation is the annual incentive plan award as described below. All other compensation includes a $201,732 tax gross-up on relocation expenses, employer contributions to defined contribution plans of $30,000, and perquisites totaling $267,261. Perquisites include a relocation payment of $258,000, parking benefits, club memberships, spousal travel and child care expenses, personal miles on a company vehicle, and non-business travel expenses.

(2)	Mr. Batz received a $50,000 increase in base salary in January. Mr. Batz has more than 17 years experience at the Bank; therefore, in conjunction with the hiring of the new CEO, the Board determined that it would create a void if the top two positions turned over at approximately the same time. The Board entered into a retention agreement with Mr. Batz in which he would receive a payment of $200,000 if he remained a part of the Bank’s executive team through January 2, 2007. Non-equity incentive plan compensation is the annual incentive plan award as described below. All other compensation includes employer contributions to defined contribution plans of $30,996.

(3)	Ms. Williams received a $25,000 increase in base salary in February when she was promoted to CFO. Ms. Williams was paid a $45,000 special additional award reflecting the magnitude of restating the Bank’s financials from 2001 to 2005 which was unplanned and which occurred concurrent with the SEC registration process. Non-equity incentive plan compensation is the annual incentive plan award as described below. All other compensation includes employer contributions to defined contribution plans of $20,247.

(4)	Mr. Dimmick received a $15,000 salary adjustment in February to bring his base salary to a level comparable with other executives. Non-equity incentive plan compensation is the annual incentive plan award as described below. All other compensation includes employer contributions to defined contribution plans of $20,257.

(5)	Mr. Yealy’s non-equity incentive plan compensation is the annual incentive plan award as described below. All other compensation includes employer contributions to defined contribution plans of $17,498.

(6)	Mr. Marx was the Bank’s former CFO. His employment was terminated on March 31, 2006. Mr. Marx executed a severance agreement which provided payments equal to 52 weeks base salary, or $311,862, payable in installments from April 15, 2006 through March 15, 2007; coverage under the group health and dental programs through March 31, 2007; payment of his life insurance premium for coverage equal to one times base salary; and $13,000 in outplacement assistance. All other compensation includes severance payments of $233,897; employer contributions to defined contribution plans; and medical, dental and life insurance premiums paid during the severance period.

Non-Equity Incentive Plan Compensation

Annual Incentive Compensation:

The CEO’s goals, as outlined in the Compensation Discussion & Analysis (CD&A), included three components: earned dividend rate (shared with the other Executives), an internal performance goal, and an external performance goal. In addition, 25% of the incentive would not be granted unless the targeted regulatory rating, which was a component of the external performance goals, was achieved.

The CEO and all other Executives shared one goal related to the Bank’s earned dividend rate; and it included performance measures at threshold, target and maximum. The specific performance measure for the maximum payout was to achieve an earned dividend rate of 120 basis points over the rolling average 6-month Treasury yield, while increasing retained earnings and remaining within policy guidelines. The maximum payout for the earned dividend rate goal was achieved.

All of the other Executives shared a second goal related to achieving a targeted regulatory rating. This goal included a maximum payout only; no threshold or target payouts were considered. The maximum payout for the targeted regulatory rating goal is expected. In addition to the two shared goals, the CEO and each other Executive also had individual goals as noted below.

Mr. Price:

Mr. Price’s annual incentive of $250,001 (50% of base salary) is based on actual performance at maximum for the three goals outlined in the CD&A.

For the internal goal, the specific performance measures at maximum included successfully completing two specific initiatives regarding SEC registration and a new production-ready risk modeling system, both of which were achieved at maximum.

For the external goal, the specific performance measures at maximum included achieving a targeted regulatory rating plus successfully completing four out of eight specific initiatives related to advancing policy objectives and building relationships, which were accomplished at maximum.

Mr. Batz:

Mr. Batz’s annual incentive of $156,088 (37.5% of base salary) is based on actual performance at maximum for the two team-based goals outlined in the CD&A plus one individual goal.

Mr. Batz’s individual goal required successfully completing five out of eight specific initiatives related to the Bank’s core businesses and infrastructure initiatives, which were accomplished at maximum.

Ms. Williams:

Ms. Williams’ annual incentive of $97,402 (37.5% of base salary) is based on actual performance at maximum for the two team-based goals outlined in the CD&A plus two individual goals.

Ms. Williams’ individual goals were:  (1) successfully completing the SEC registration within a designated time frame; and (2) strengthening accounting staff and internal controls. Both individual goals were accomplished at maximum.

Mr. Dimmick:

Mr. Dimmick’s annual incentive of $85,995 (33% of base salary) is based on actual performance at slightly less than maximum for the two team-based goals outlined in the CD&A plus two individual goals.

Mr. Dimmick’s individual goals were:  (1) continued enhancement of capital markets infrastructure which was achieved at target; and (2) achieving a set mortgage finance profitability spread which was achieved at maximum.

Mr. Yealy:

Mr. Yealy’s annual incentive of $85,793 (37.5% of base salary) is based on actual performance at maximum for the two team-based goals outlined in the CD&A plus two individual goals.

Mr. Yealy’s individual goals were:  (1) implementing a comprehensive program of conducting legal compliance reviews; and (2) advancing policy objectives and building relationships. Both individual goals were accomplished at maximum.

Please note that all annual incentive compensation amounts and related goals reflect what is currently expected to be approved by the Board; however, final amounts will not be determined until later in March 2007.

Change in Pension Value:

The qualified defined benefit plan, as described in the CD&A, provides a normal retirement benefit of 2% of a participant’s highest three-year average salary, multiplied by the participant’s years of benefit service. Earnings are defined as base salary, subject to an annual IRS limit of $220,000 on earnings for 2006. Annual benefits provided under the qualified plan also are subject to IRS limits, which vary by age and benefit payment type. The participant’s accrued benefits are calculated as of December 31, 2005 and December 31, 2006. The present value is calculated using the accrued benefit at each date valued multiplied by a present value factor based on an assumed age 65 retirement date, 50% of benefit valued at 5.0% interest and 50% of benefit valued at 7.75% interest, and the 1994 Group Annuity Mortality (GAM) table projected 5 years, discounted to current age at 7.75%. The difference between the present value of the December 31, 2006 accrued benefit and the present value of the December 31, 2005 accrued benefit is the “change in pension value” for the qualified plan.

The nonqualified defined benefit plan, as described in the CD&A, provides benefits under the same terms and conditions as the qualified plan, except that earnings are defined as base salary plus annual incentive. However, the nonqualified plan does not limit annual earnings or benefits. Benefits provided under the qualified plan are an offset to the benefits provided under the nonqualified plan. The participants’ benefits are calculated as of December 31, 2005 and December 31, 2006. The present value is calculated using the accrued benefit at each date valued multiplied by a present value factor based on an assumed age 65 retirement, 5.5% and 5.75% interest, respectively, and the 1994 GAM table projected 5 years. The difference between the present value of the December 31, 2006 accrued benefit and the present value of the December 31, 2005 accrued benefit is the “change in pension value” for the nonqualified plan.

The total “Change in Pension Value” included in the Summary Compensation Table is the sum of the change in the qualified plan and the change in the nonqualified plan.

Grants of Plan-Based Awards

The following table shows the potential value of non-equity incentive plan awards granted to the named officers in 2006:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name and Principal Position	Threshold	Target	Maximum

John R. Price	$110,000	$192,500	$275,000	(a)
Chief Executive Officer	214,500	429,000	858,000	(b)
William G. Batz	80,385	107,181	160,771	(a)
Chief Operating Officer	133,761	267,523	535,045	(b)
Kristina K. Williams	51,188	68,250	102,375	(a)
Chief Financial Officer	85,176	170,352	340,704	(b)
Paul H. Dimmick	50,700	67,600	101,400	(a)
Managing Director, Capital Markets	84,365	168,730	337,459	(b)
Dana A. Yealy	45,041	60,055	90,082	(a)
General Counsel	74,948	149,896	299,792	(b)

All as described in the Annual Incentive Compensation Award Program and Long-Term Incentive Compensation Award Program sections of the CD&A.

(a) Annual Incentive:

Estimate of annual incentive compensation for January 1, 2007, through December 31, 2007, and payouts are based on a percentage of the executives’ base salary as of December 31, 2007. Estimated future payouts were calculated based on executives’ salary on January 1, 2007, which reflects the annual merit increase above 2006 base salary as reported in the Summary Compensation Table.

Mr. Price’s annual incentive payout is 20% at threshold, 35% at target, and 50% at maximum.

All of the other Executives have an annual incentive payout of 18.75% at threshold, 25% at target, and 37.5% at maximum.

The CEO and all other Executives share three goals related to the Bank’s earned dividend rate, community development initiative, and expense management as outlined below:

Earned Dividend Rate — This goal includes performance measures at threshold, target, and maximum. The specific performance measure at maximum is to achieve an earned dividend rate of 150 basis points over the rolling average 6-month Treasury yield, while increasing retained earnings and remaining within policy guidelines.

Community Development Initiative — This goal includes performance measures at threshold, target, and maximum. The specific performance measure at maximum is to develop three specific initiatives designed to promote community development.

Expense Management — This goal includes a maximum payout only; no threshold or target payouts will be considered. The specific performance measure is to achieve operating expenses as established in the operating plan.

In addition to the three shared goals, the CEO and each other Executive also have one or two individual goals as noted below, which include performance measures at threshold, target, and maximum.

Mr. Price and Mr. Batz:

Mr. Price and Mr. Batz have one individual goal. The specific performance measure at maximum includes successfully completing six out of eight specific initiatives related to the Bank’s core businesses including profitability, cost savings, public policy, Bank systems and infrastructure, and SOX compliance.

Ms. Williams:

Ms. Williams has one individual goal. The specific performance measure at maximum includes establishing and maintaining a strong internal controls environment to meet SOX 302 and 404 requirements.

Mr. Dimmick:

Mr. Dimmick has two individual goals. The specific performance measures at maximum include: (1) achieving a set mortgage finance profitability spread; and (2) successfully completing three initiatives related to the Bank’s Treasury function.

Mr. Yealy:

Mr. Yealy has two individual goals. The specific performance measures at maximum include: (1) developing a new lending structure, obtaining appropriate approvals, and marketing to members; and (2) advancing policy objectives and building relationships.

(b) Long-Term Incentive:

Estimate of long-term incentive compensation for the three-year performance cycle beginning January 1, 2006, and ending December 31, 2008, and payouts are based on a percentage of the executives’ base salary as of December 31 of the end of the performance period. Estimated future payouts were based on the executives’ salary on January 1, 2007, plus a 4% adjustment to base salary for 2008 (which was based on the average market adjustment).

Mr. Price’s long-term incentive payout for the three-year performance cycle is 37.5% at threshold, 75% at target, and 150% at maximum.

All of the other Executives have a long-term incentive payout for the three-year performance cycle of 30% of period-end base salary at threshold, 60% at target, and 120% at maximum.

Performance measures are described in the CD&A.

Pension Benefits

Name and		Number of Years	Present Value of	Payments During
Principal Position	Plan Name	Credit Service	Accumulated Benefits	2006

John R. Price	Pentegra Defined Benefit Plan	0.41	$20,000	—
Chief Executive Officer	SERP	1.00	91,000	—
William G. Batz	Pentegra Defined Benefit Plan	17.58	542,000	—
Chief Operating Officer	SERP	18.08	702,000	—
Kristina K. Williams	Pentegra Defined Benefit Plan	1.50	11,000	—
Chief Financial Officer	SERP	2.00	22,000	—
Paul H. Dimmick	Pentegra Defined Benefit Plan	2.83	80,000	—
Managing Director,	SERP	3.33	55,000	—
Capital Markets
Dana A. Yealy	Pentegra Defined Benefit Plan	20.83	260,000	—
General Counsel	SERP	21.33	136,000	—
Eric J. Marx	Pentegra Defined Benefit Plan	10.16	151,000	—
Former Chief Financial	SERP	10.66	0	$301,099
Officer

The description of the Pentegra Defined Benefit Plan is contained in the Summary Plan Description for the Pentegra Financial Institutions Retirement Fund and the description of the SERP is contained in the Supplemental Executive Retirement Plan both filed as Exhibits 10.11 and 10.5, respectively, to this Annual Report on Form 10-K and incorporated herein by reference.

This table represents an estimate of retirement benefits payable at normal retirement age in the form of the actuarial present value of the accumulated benefit. The amounts were computed as of the same plan measurement date that the Bank uses for financial statement reporting purposes. The same assumptions were used that the Bank uses to derive amounts for disclosure for financial reporting, except the above information assumed normal retirement age as defined in the plan. See narrative discussion of the “Change in Pension Value” column in the Summary Compensation Table.

Compensation used in calculating the benefit for the Pentegra Defined Benefit Plan includes base salary only. Compensation used in calculating the benefit for the SERP includes base salary plus annual incentive. Benefits under the SERP vest after completion of 5 years of employment (the vesting requirement under the qualified plan) subject to the forfeiture for cause provisions of the SERP.

Normal Retirement:  Upon termination of employment at or after age 65 where an executive has met the vesting requirement of completing 5 years of employment, the executive is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 2% of his/her highest three-year average salary multiplied by his/her years’ of benefit service. Under the SERP normal retirement benefit, the executive also would receive 2% of his/her highest three-year average annual incentive payment for such same three-year period multiplied by his/her years’ of benefit service.

Early Retirement:  Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. At December 31, 2006, Mr. Batz and Mr. Yealy were eligible for early retirement benefits.

Nonqualified Deferred Compensation

	Executive	Registrant	Aggregate Earnings	Aggregate	Aggregate Balance
Name and	Contributions in	Contributions in	in	Withdrawals/	at December 31,
Principal Position	2006	2006	2006	Distributions	2006

John R. Price	$185,002	$30,000	$3,803	—	$218,805
Chief Executive Officer
William G. Batz	18,361	18,509	197,420	—	1,426,269
Chief Operating Officer
Kristina K. Williams	93,755	19,075	22,861	—	212,189
Chief Financial Officer
Paul H. Dimmick	11,631	12,820	5,976	—	72,925
Managing Director, Capital Markets
Dana A. Yealy	26,118	13,343	54,809	—	457,863
General Counsel
Eric J. Marx	3,909	4,203	48,818	$336,840	449,946
Former Chief Financial Officer

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. The description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.4 to this Annual Report on Form 10-K and incorporated herein by reference.

Amounts shown as “Executive Contributions in 2006” were deferred and reported as “Salary” in the Summary Compensation Table. Amounts shown as “Registrant Contributions in 2006” are reported as “All Other Compensation” in the Summary Compensation Table.

The CEO and other Executives may defer up to 80 percent of their total cash compensation (base salary, annual incentive, and long-term incentive), less their contributions to the qualified thrift plan. All benefits are fully vested at all times subject to the forfeiture for cause provisions of the Supplemental Thrift Plan.

The investment options available under the nonqualified deferred compensation plan are the same as those available under the qualified defined contribution plan. Below is a listing of the investment options available along with an annual rate of return for the calendar year ended December 31, 2006, as reported by the plan administrator. There is no annual rate of return for the Aggregate Bond Index as it was not in existence for the entire year.

Fund Name	Rate of Return

Aggregate Bond Index	N/A
Government Bond Index	1.1%
Growth Asset Allocation	14.4%
Growth & Income Asset Allocation	10.5%
Income Plus Asset Allocation	6.6%
International Stock	25.5%
Money Market	4.7%
Nasdaq 100 Stock	6.2%
Russell 2000 Stock	17.5%
S&P 500 Stock	15.1%
S&P 500/Growth Stock	10.7%
S&P 500/Value Stock	19.9%
S&P Midcap Stock	9.7%
Stable Value	3.9%
US REIT Index	34.8%

Post-Termination Compensation

Name and	Base Salary		Medical Insurance		Executive Outplacement*
Principal Position	Length	Amount	Length	Amount	Length	Amount

John R. Price	52 weeks	$500,004	52 weeks	$8,067	12 months	$13,000
Chief Executive Officer
William G. Batz	52 weeks	416,235	52 weeks	8,067	12 months	13,000
Chief Operating Officer
Kristina K. Williams	26 weeks	130,000	26 weeks	1,506	12 months	13,000
Chief Financial Officer
Paul H. Dimmick	26 weeks	130,000	26 weeks	4,033	12 months	13,000
Managing Director, Capital Markets
Dana A. Yealy	52 weeks	228,779	52 weeks	8,067	12 months	13,000
General Counsel

*	Estimate

Mr. Price has an employment agreement which would have provided for the above benefits had his employment been severed without cause at December 31, 2006.

All other Executives would have received the above benefits in accordance with the Bank’s severance policy if their employment had been severed without cause at December 31, 2006.

The Bank has no separate change in control contracts.

Director Compensation

The Bank’s directors were compensated in accordance with the Bank’s 2006 Directors’ Fee Policy. Total annual fees paid cannot exceed the annual compensation limits set forth in the Federal Home Loan Bank Act as adjusted by the Federal Housing Finance Board annually to reflect changes in the preceding year’s Consumer Price Index (CPI). The 2006 limits on annual compensation were: $29,357 for the Chair; $23,486 for the Vice Chair; and $17,614 for all other directors. No retainer fees are paid. Fees are paid for Board meeting attendance as follows: (a) Chair $1,500 per meeting; (b) Vice Chair $1,250 per meeting; and (c) All other directors, $1,000 per meeting. Board meeting fees are paid per meeting day. Additional fees are paid for Board Committee meeting attendance: $1,000 per Committee meeting day to each director attending. The amount of the fee paid does not vary among the directors in attendance. No Committee meeting fees are paid if a Board meeting fee is paid for the same day. Committee meeting fees are paid per meeting day not per Committee meeting. An additional per meeting day attendance fee of $1,000 is also paid for: (a) special Committee meetings, task force or ad hoc Committee meetings; (b) FHLBank System meetings; (c) Advisory Council meetings; and (d) otherwise serving the Bank on official business. The amount of the fee paid does not vary among directors and such meeting fees are paid on a per meeting day basis.

	Fees Earned or	All Other
Name	Paid in Cash	Compensation	Total

Marvin N. Schoenhals (Chair)	$22,000	$12	$22,012
Dennis S. Marlo (Vice Chair)	23,486	12	23,498
David M. Applegate*	1,000	12	1,012
Basil R. Battaglia	17,614	12	17,626
David W. Curtis	17,000	12	17,012
H. Charles Maddy, III	17,614	12	17,626
Frederick A. Marcell, Jr.	17,614	12	17,626
Edwin R. Maus	17,614	12	17,626
Edward J. Molnar	17,614	12	17,626
Paul E. Reichart	17,614	12	17,626
Gerard M. Thomchick	17,614	12	17,626
Cecil H. Underwood	14,000	12	14,012

*	Served as a director for a portion of 2006.

“Total Compensation” does not include previously deferred director fees for prior years’ service and earnings on such fees for those directors participating in the Bank’s nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan.

“All Other Compensation” for each is the $12 per director annual premium for director travel and accident insurance.

The Bank also reimburses directors for travel and related expenses associated with meeting attendance in accordance with its Travel & Expense Policy. Total expenses paid under that policy in 2006 were $77,214.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member Institutions Holding 5% or More of Outstanding Capital Stock
as of February 28, 2007

	Capital	Percent of Total
Name	Stock	Capital Stock

Sovereign Bank, Reading, PA	$817,630,100	26.4
GMAC Bank, Midvale, UT(a)	375,939,800	12.1
Citicorp Trust Bank, FSB, Newark, DE	338,437,400	10.9
ING Bank, FSB, Wilmington, DE	285,424,300	9.2

(a)	Formerly known as GMAC Automotive Bank. For Bank membership purposes, principal place of business is Horsham, PA.

Additionally, due to the fact that a majority of the Board of Directors of the Bank is elected from the membership of the Bank, these elected directors are officers and/or directors of member institutions that own the Bank’s capital stock. These institutions are provided in the following table.

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Serve as a Director of the Bank
as of February 28, 2007

	Capital	Percent of Total
Name	Stock	Capital Stock

Sovereign Bank, Reading, PA	$817,630,100	26.4
Wilmington Savings Fund Society, FSB, Wilmington, DE	34,537,900	1.1
First Commonwealth Bank, Indiana, PA	28,354,600	0.9
Harleysville Savings Bank, Harleysville, PA	14,090,600	0.5
Willow Financial, Ambler, PA	13,469,100	0.4
Summit Community Bank, Charleston, WV	9,984,900	0.3
Wilmington Trust Company, Wilmington, DE	4,862,400	0.2
Citizens Bank, Wilmington, DE	2,857,300	0.1
Columbia County Farmers National Bank, Bloomsburg, PA	1,005,500	*
Penn Liberty Bank, Wayne, PA	330,700	*

*	Less than 0.1%.

Note: In accordance with Section 10(c) of the Act and the terms of the Bank’s security agreement with each member, the capital stock held by each member is pledged to the Bank as additional collateral to secure that member’s loans from and other indebtedness to the Bank.

Item 13:  Certain Relationships and Related Transactions and Director Independence

Corporate Governance Guidelines

The Bank has adopted corporate governance guidelines titled “Governance Principles” which are available at www.fhlb-pgh.com by first clicking “Investor Relations” and then “Governance.” The Governance Principles are also available in print to any member upon request. These principles were adopted by the Board of Directors to best ensure that the Board of Directors is independent from management, that the Board of Directors adequately performs its function as the overseer of management and to help ensure that the interests of the Board of Directors and management align with the interests of the Bank’s members.

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire which requires disclosure of any transactions with the Bank in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. All directors must adhere to the Bank’s Code of Conduct which addresses conflicts of interest. Under the Code of Conduct, only the Board of Directors can grant a waiver of the Code’s requirements in regard to a director or executive officer.

Bank’s Cooperative Structure

All members are required by law to purchase capital stock in the Bank. The capital stock of the Bank can be purchased only by members. As a cooperative, the Bank’s products and services are provided almost exclusively to its members. In the ordinary course of business, transactions between the Bank and its members are carried out on terms that are established by the Bank, including pricing and collateralization terms that treat all similarly situated members on a nondiscriminatory basis. Loans included in such transactions did not involve more than the normal risk of collectibility or present other unfavorable terms. Currently, ten of the Bank’s twelve directors are officers or directors of members. In recognition of the Bank’s status as a cooperative, in correspondence from the Office of Chief Counsel of the Division of Corporate Finance of the U.S. Securities and Exchange Commission, dated September 28, 2005, transactions in the ordinary course of the Bank’s business with member institutions are excluded from SEC Related Person Transaction disclosure requirements. No director or executive officer of the Bank or any of their immediate family members has been indebted to the Bank at any time.

Related Person Transaction Policy

In addition to the Bank’s Code of Conduct which continues to govern potential director and executive officer conflicts of interest, effective January 31, 2007, the Bank adopted a Related Person Transaction Policy, which is in writing. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance Committee of the Board of Directors determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $60,000, and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: 1) serves only as a director of such company; 2) is only an employee (and not an executive officer) of such company; or 3) is the beneficial owner of less than 10 percent of such company’s shares.

Related Person Transactions

In 2006, the Bank’s Board of Directors approved the award of a $500,000 Affordable Housing Program (AHP) grant to be used by Renewal Housing Associates, LLC, a sponsor of the Warren Heights Apartment affordable housing project. Mr. Curtis, a director of the Bank, is an executive officer of Renewal Housing Associates, LLC. Leon N. Weiner and Associates, Inc. is a 70 percent shareholder of Renewal Housing Associates, LLC. Mr. Curtis is a 38 percent owner of Leon N. Weiner and Associates, Inc. and an executive officer of such company. The $500,000 grant was approved in accordance with the competitive AHP scoring regulations of the Finance Board, including the requirement that any FHLBank director who is associated with, or whose institution is associated with, an AHP grant under consideration for approval recuse themselves from the consideration of the grant by the FHLBank’s Board of Directors. See 12 C.F.R. 951.10. The Bank followed this process in regard to its Board of Director’s consideration and approval of the $500,000 grant at its meeting on November 17, 2006. Mr. Curtis did not participate in the consideration or approval of the $500,000 grant request presented to the Board of Directors.

In accordance with the Bank’s Related Person Transaction Policy, on February 16, 2007, the Governance Committee of the Board of Directors approved Wilmington Trust Company as an authorized counterparty for Federal funds transactions with the Bank. Mr. Gibson, a director of the Bank and an executive officer of Wilmington Trust Company is not a member of the Governance Committee and did not participate in the Committee’s consideration or approval. As of the date of this report, the Bank has not executed any Federal funds transactions with Wilmington Trust Company.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board of Directors. Consequently, all directors of the Bank are outside directors. As discussed in Item 10, directors are classified as either being an Elected Director or an Appointed Director. By statute, the Board of Directors cannot expand or reduce the number of directors that serve on the Board of Directors. Only the Finance Board has the authority to determine how many seats exist on the Board of Directors. As of February 28, 2007, the Board of Directors is comprised of twelve directors: ten Elected Directors and two Appointed Directors, with four vacant Appointed Directorships.

The Bank’s directors are prohibited from personally owning stock in the Bank. In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards. First, Finance Board regulations establish independence criteria for directors who serve on the Bank’s Audit Committee. Second, the SEC rules require, for disclosure purposes, that the Bank’s Board of Directors apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

Finance Board Regulations

The Finance Board director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board of Directors are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 28, 2007, all members of the Audit Committee and the Audit Committee financial expert (discussed in Item 10), were independent under the Finance Board criteria.

SEC Rules

Pursuant to the SEC rules applicable to the Bank for disclosure purposes, the Bank’s Board of Directors has adopted the independence standards of the New York Stock Exchange (the NYSE) to determine which of its directors are independent, which members of its Audit Committee are not independent, and whether the Bank’s Audit Committee financial expert is independent. As the Bank is not a listed company, the NYSE director independence standards are not substantive standards that are applied to determine whether individuals can serve as members of the Bank’s Board of Directors or the Audit Committee.

After applying the NYSE independence standards, the Board of Directors determined that for purposes of the SEC rules, as of February 16, 2007 only Cecil H. Underwood and Basil R. Battaglia, the Bank’s Appointed Directors, are independent. The Board of Directors was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its Elected Directors, and concluded that none of the Bank’s Elected Directors was independent under the NYSE independence standards. In making this determination, the Board of Directors considered the cooperative relationship between the Bank and its Elected Directors. Specifically, the Board of Directors considered the fact that each of the Bank’s Elected Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board of Directors considered the appropriateness of making a determination of independence with respect to the Elected Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards.

The Board of Directors has a standing Audit Committee. The Board of Directors determined that none of the current Elected Directors serving as members of the Bank’s Audit Committee (H. Charles Maddy III (Chair), Dennis S. Marlo, David R. Gibson and Patrick J. Ward) is independent under the NYSE standards for Audit Committee members. The Board of Directors determined that Basil R. Battaglia, an Appointed Director who serves on the Audit Committee, is independent under the NYSE independence standards for audit committee members.

Item 14:  Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2006 and 2005 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Year Ended December 31,
(in thousands)	2006	2005

Audit fees	$631	$1,416
Audit-related fees	50	193
Tax fees	—	—
All other fees	3	3

Total fees	$684	$1,612

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements and reviews of interim financial statements for the years ended December 31, 2006 and 2005.

Audit-related fees consist of fees billed in the years ended December 31, 2006 and 2005 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were primarily for accounting consultations and control advisory services.

The Bank is exempt from all federal, state and local income taxation. There were no tax fees paid during the years ended December 31, 2006 and 2005.

Other fees paid during the years ended December 31, 2006 and 2005 represent licensing fees associated with the use of accounting research software.

The Audit Committee approves the annual engagement letter for the Bank’s audit. All other services provided by the independent accounting firm are pre-approved by the Audit Committee. The Audit Committee delegates to the Chair of the Audit Committee the authority to pre-approve non-audit services not prohibited by law to be performed by the independent auditors, subject to any single request involving a fee of $100,000 or higher being circulated to all Audit Committee members for their information and comment. The Chair shall report any decision to pre-approve such services to the full Audit Committee at its next meeting.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers, LLP, appear in Item 8.

Statement of Operations for each of the years ended December 31, 2006, 2005 and 2004

Statement of Condition as of December 31, 2006 and 2005

Statement of Cash Flows for each of the years ended December 31, 2006, 2005 and 2004

Statement of Changes in Capital for each of the years ended December 31, 2006, 2005 and 2004

(2) Financial Statement Schedules

The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission that would appear in Item 8. Financial Statements and Supplementary Data are included in the “Financial Information” section within Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(b)	List of Exhibits

The following is a list of the exhibits filed herewith:

3.1	Certificate of Organization*
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh*
4.1	Bank Capital Plan*
10.1	Severance Policy*#
10.2	Federal Home Loan Bank of Pittsburgh Incentive Compensation Plan*#
10.3	Federal Home Loan Bank of Pittsburgh Long-Term Incentive Compensation Plan*#
10.4	Federal Home Loan Bank of Pittsburgh Supplemental Thrift Plan*#
10.5	Federal Home Loan Bank of Pittsburgh Supplemental Executive Retirement Plan*#
10.6	Directors’ Fee Policy*#
10.7	Services Agreement with FHLBank of Chicago*
10.8	Executive Severance Agreement with former CFO Eric Marx*#
10.9	Offer Letter for John Price*#
10.10	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement**
10.11	Pentegra Financial Institutions Retirement Fund Summary Plan Description#
12.1	Ratio of Earnings to Fixed Charges
22.1	Election of Directors Report***
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter
99.2	Bank Letter to Members Regarding 2006 Director Elections

*	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.

**	Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 1 to our registration statement on Form 10 filed with the SEC on July 19, 2006.

***	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 17, 2006.

#	Denotes a management contract or compensatory plan or arrangement.

GLOSSARY

Advance:  Secured loan made to a member.

Agent fee:  Fee payable to a PFI by an MPF Bank in accordance with the Origination Guide, in connection with the origination of a Bank-funded mortgage.

Affordable Housing Program (AHP):  Bank program that provides primarily direct grants and/or subsidized loans to assist members in meeting communities’ affordable housing needs. Each FHLBank sets aside approximately 10% of its net income to fund the program with a minimum $100 million annual contribution by all twelve FHLBanks.

ALCO:  Asset/Liability Management Committee of the Bank.

AMA:  Acquired member assets.

APBO:  Accumulated Post-retirement Benefit Obligation.

Adjustable-rate mortgage:  Mortgage that features predetermined adjustments of the loan interest rate at regular intervals based on an established index.

Banking On Business (BOB):  Bank program that assists eligible small businesses with start-up and expansion. A small business is generally defined as any business with revenue under $500,000 per year, but many larger agricultural and commercial businesses may also qualify. The definition is found in section 3(a) of the Small Business Act (15 U.S.C. 632(a)) and implemented by the Small Business Administration under 13 CFR part 121, or any successor provisions.

Capital plan:  New capital structure for FHLBanks, required by the GLB Act, that produces a more permanent source of capital and facilitates compliance with new risk-based capital requirements.

Capital stock:  The five-year redeemable stock issued by the Bank pursuant to its capital plan.

Community financial institution (CFI):  Bank member that has deposits insured under the FDIC and average total assets of less than $587 million over the past three years and is exempt from the requirement of having at least 10% of total assets in residential mortgage loans.

Community investment cash advance:  General framework under which the FHLBanks may offer an array of specific standards for projects, targeted beneficiaries and targeted income levels that the Finance Board has determined support community lending.

Community Lending Program (CLP):  Bank program that funds community and development projects through an $825 million noncompetitive revolving loan pool. When loans are repaid, the money is available to be lent to other projects.

Collateralized mortgage obligation: Type of bond that divides cash flows from a pool of mortgages into multiple classes with different maturities or risk profiles.

Constant Maturity Treasury (CMT):  Refers to the par yield that would be paid by a U.S. Treasury bill, note or bond that matures in exactly one, two, three, five, seven, ten, 20 or 30 years.

Consolidated Obligation (CO):  Bonds and discount notes that are the joint and several liability of all twelve FHLBanks and are issued and serviced through the OF. These instruments are the primary source of funds for the FHLBanks.

Committee on Uniform Securities Identification Procedures (CUSIP):  A CUSIP number identifies most securities, including: stocks of all registered U.S. and Canadian companies, and U.S. government and municipal bonds. The number consists of nine characters (including letters and numbers) that uniquely identify a company or issuer and the type of security.

Collateral:  Property subject to a security interest that secures the discharge of an obligation (e.g., mortgage or debt obligation); a security interest that an FHLBank is required by statute to obtain and thereafter maintain beginning at the time of origination or renewal of a loan.

Conventional loan/mortgage:  Mortgage that is neither insured nor guaranteed by the FHA, VA or any other agency of the Federal government.

Convexity:  A measure of the change in price sensitivity or duration of an asset or liability for specified changes in interest rates. While all fixed income instruments have some degree of convexity, mortgage assets and callable liabilities have notable convexity characteristics because of the option components within those instruments.

Cost of funds:  Estimated cost of issuing FHLBank System consolidated obligations and discount notes with maturities comparable to that of the loan.

Credit enhancement fee:  Fee payable monthly by an MPF Bank to a PFI in consideration of the PFI’s obligation to fund the realized loss for a Master Commitment; based on fee rate applicable to such Master Commitment and subject to terms of the Master Commitment and applicable MPF mortgage product, which may include performance and risk participation features.

Demand Deposit Account (DDA):  The account each member maintains with the Bank. All incoming and outgoing wires, loan credits and debits, as well as any principal and interest payments from securities and loans are posted into the DDA.

Delivery commitment:  Mandatory commitment of the parties, evidenced by a written, machine- or electronically generated transmission issued by an MPF Bank to a PFI accepting the PFI’s oral mortgage loan delivery commitment offer.

Duration:  A common measure of the price sensitivity of an asset or liability to specified changes in interest rates.

EITF:  Emerging Issues Task Force.

Exempt securities:  Bank securities under Section 3(a)(2) of the Securities Exchange Act of 1933.

Fannie Mae, Federal National Mortgage Association (FNMA):  GSE established in 1938 to expand the flow of mortgage money by creating a secondary market.

Financial Accounting Standards Board (FASB):  Board created in 1973 responsible for establishing and interpreting generally accepted accounting principles and improving standards of financial accounting and reporting for the guidance and education of the public, including issuers, auditors and users of financial information.

Federal Deposit Insurance Corporation (FDIC):  Federal agency established in 1933 that guarantees (with limits) funds on deposit in member banks and performs other functions such as making loans to or buying assets from member banks to facilitate mergers or prevent failures.

Federal Home Loan Bank Act (the Act):  Enacted by Congress in 1932 creating the FHLBank Board, whose role was to supervise a series of discount banks across the country. The intent was to increase the supply of money available to local institutions that made home loans and to serve them as a reserve credit resource.

Federal Housing Finance Board (Finance Board):  Independent regulatory agency of the executive branch ensuring FHLBanks operate in a safe and sound manner, carry out their housing and community development finance mission, and remain adequately capitalized and able to raise funds in the capital markets.

Federal Housing Administration (FHA):  Government agency established in 1934 and insures lenders against loss on residential mortgages.

Financing Corporation (FICO):  Mixed-ownership, government corporation in charge of servicing debt on bonds that were issued as a result of the savings and loan “bailout”.

FIRF:  Financial Institutions Retirement Fund.

First Front Door (FFD):  Bank program developed to provide grant assistance to cover the down payment and closing costs to first-time homebuyers at or below 80% area median income.

First Loss Account (FLA):  Notational account established by an MPF Bank for each Master Commitment based on and in the amount required under the applicable MPF mortgage product description and Master Commitment.

Freddie Mac, Federal Home Loan Mortgage Corporation (FHLMC):  GSE chartered by Congress in 1970 to keep money flowing to mortgage lenders in support of homeownership and rental housing.

Generally Accepted Accounting Principles (GAAP):  Accounting term that encompasses the conventions, rules, and procedures necessary to define accepted accounting practice at a particular time. GAAP includes not only broad guidelines of general application, but also detailed practices and procedures. Those conventions, rules, and procedures provide a standard by which to measure financial presentations.

Ginnie Mae, Government National Mortgage Association (GNMA):  GSE established by Congress in 1968 that guarantees securities backed by a pool of mortgages.

Gramm-Leach-Bliley Act (GLB Act):  Enacted in 1999 that set forth the following:

•	Banks with less than $500 million in assets may use long-term loans for loans to small businesses, small farms and small agri-businesses.

•	A new, permanent capital structure for FHLBanks is established. Two classes of stock are authorized, redeemable on six months’ and five years’ notice. FHLBanks must meet a 5% leverage minimum tied to total capital and a risk-based requirement tied to permanent capital.

•	Equalizes the stock purchase requirement for banks and thrifts.

•	Voluntary membership for federal savings associations took effect six months after enactment.

•	Annual $300 million funding formula for REFCORP obligations of FHLBanks is changed to 20% of annual net earnings.

•	Governance of the FHLBanks is decentralized from the Finance Board to the individual FHLBanks. Changes include the election of a chairperson and vice chairperson of each FHLBank by its directors rather than the Finance Board and a statutory limit on FHLBank directors’ compensation.

Government-sponsored enterprise (GSE):  A private organization with a government charter whose function is to provide liquidity for the residential loan market or another identified government purpose.

HUD:  Housing and Urban Development

Index amortizing swap:  Typically a fixed to float rate interest rate swap whereby the notional principal amortizes in response to changes in the referenced index.

Joint and several liability:  Obligation for which multiple parties are each individually and all collectively liable for payment.

London Interbank Offer Rate (LIBOR):  Offer rate that a Euromarket bank demands to place a deposit at (or equivalently, make a loan to) another Euromarket bank in London. LIBOR is frequently used as the reference rate for the floating-rate coupon in interest rate swaps and option contracts such as caps and floors.

Loan level credit enhancement:  Portion of the credit enhancement pertaining to the risks of an individual mortgage loan.

Master Commitment:  A document executed by a PFI and an MPF Bank, which provides the terms under which the PFI will deliver mortgage loans to the MPF Bank.

Master Servicer:  Financial institution that the MPF Provider has engaged to perform various master servicing duties on its behalf in connection with the MPF Program.

Mortgage-Backed securities (MBS):  Investment instrument backed by mortgage loans as security.

Mortgage Partnership Finance (MPF) Program:  FHLBank of Chicago program offered by select FHLBanks to their members to provide an alternative for funding mortgages through the creation of a secondary market.

Office of Finance (OF):  FHLBank System’s centralized debt issuance facility that also prepares combined financial statements, selects/evaluates underwriters, develops/maintains the infrastructure needed to meet FHLBank System goals, and administers REFCORP and FICO funding programs.

Office of Federal Housing Enterprise Oversight (OFHEO):  Government agency established in 1992 and responsible for ensuring the financial safety and soundness of Fannie Mae and Freddie Mac.

ORERC:  Other real estate-related collateral.

Pair-off fee:  A fee assessed against a PFI when the aggregate principal balance of mortgages funded or purchased under a delivery commitment falls above or below the tolerance specified.

Permanent capital:  Retained earnings and capital stock.

Participating Financial Institution (PFI):  Bank member participating in the MPF Program, which is legally bound to originate, sell and/or service mortgages in accordance with the PFI Agreement, which it signs with the MPF Bank of which it is a member.

Real Estate Mortgage Investment Conduit (REMIC):  Multi-class bond backed by a pool of mortgage securities or mortgage loans.

Real Estate Owned (REO):  Mortgaged property acquired by a servicer on behalf of the mortgagee, through foreclosure or deed in lieu of foreclosure.

Resolution Funding Corporation (REFCORP):  Mixed-ownership, government corporation created by Congress in 1989 to issue “bailout” bonds and raise industry funds to finance activities of the Resolution Trust Corporation, and merge or close insolvent institutions inherited from the disbanded Federal Savings and Loan Insurance Corporation.

RHS:  Rural Housing Service

RPAF:  Registered Public Accounting Firm.

SERP:  Supplemental Executive Retirement Plan.

Servicer:  Institution approved to service mortgages funded or purchased by an MPF Bank. The term servicer refers to the institution acting in the capacity of a servicer of mortgages for an MPF Bank under a PFI Agreement.

SFAS:  Statement of Financial Accounting Standard.

Standby letter of credit:  Document issued by the FHLBanks on behalf of a member as a guarantee against which funds can be drawn, that is used to facilitate various types of business transactions the member may have with third parties. Standby is defined as the Bank standing by to make good on the obligation made by the member to the beneficiary.

Supplemental Mortgage Insurance (SMI) policy:  Any and all supplemental or pool mortgage guarantee insurance policies applicable to mortgages delivered under the Master Commitment.

Underlying:  A specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates or other variable. An underlying may be the price or rate of an asset or liability, but is not the asset or liability itself.

Veterans Affairs, Department of (VA):  Federal agency with oversight for programs created for veterans of the U.S. armed forces. Mortgage loans granted by a lending institution to qualified veterans or to their surviving spouses may be guaranteed by the VA.

Weighted average coupon (WAC):  Weighted average of the interest rates of loans within a pool or portfolio.

Weighted average life (WAL):  The average amount of time that will elapse from the date of a security’s issuance until each dollar of principal is repaid. The WAL of mortgage loans or mortgage-backed securities is only an assumption. The average amount of time that each dollar of principal is actually outstanding is influenced by, among other factors, the rate at which principal, both scheduled and unscheduled, is paid on the mortgage loans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)
Date: March 16, 2007

By:	/s/ John R. Price John R. Price
President & Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ John R. Price John R. Price	President & Chief Executive Officer	March 15, 2007

/s/ Kristina K. Williams Kristina K. Williams	Chief Financial Officer and principal accounting officer	March 15, 2007

/s/ Marvin N. Schoenhals Marvin N. Schoenhals	Chairman of the Board of Directors	March 15, 2007

/s/ Dennis S. Marlo Dennis S. Marlo	Vice Chairman of the Board of Directors	March 15, 2007

/s/ Basil R. Battaglia Basil R. Battaglia	Director	March 15, 2007

/s/ David W. Curtis David W. Curtis	Director	March 15, 2007

/s/ David R. Gibson David R. Gibson	Director	March 15, 2007

/s/ Frederick A. Marcell, Jr. Frederick A. Marcell, Jr.	Director	March 15, 2007

/s/ Edward J. Molnar Edward J. Molnar	Director	March 15, 2007

/s/ Paul E. Reichart Paul E. Reichart	Director	March 15, 2007

Signature	Capacity	Date

/s/ Gerard M. Thomchick Gerard M. Thomchick	Director	March 15, 2007

/s/ Patrick J. Ward Patrick J. Ward	Director	March 15, 2007