Form 10-K/A
period 2006-12-31
Federal Home Loan Bank of Pittsburgh
filed 2007-05-11
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1 to Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to ______
Commission File Number: 000-51395
FEDERAL HOME LOAN BANK OF PITTSBURGH
(Exact name of registrant as specified in its charter)

Federally Chartered Corporation	25-6001324
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

601 Grant Street	15219
Pittsburgh, PA 15219	(Zip Code)
(Address of principal executive offices)
(412) 288-3400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Title of Each Class:	Name of Each Exchange on Which Registered:
None	None
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

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

Explanatory Note
     This Amendment No. 1 to the Form 10-K (“Amendment No. 1”) is being filed solely for the purpose of amending and restating the Statement of Cash Flows in Part II, Item 8 (“Financial Statements and Supplementary Financial Data”), updating Note 24 to the Financial Statements - Subsequent Events — in Part II, Item 8 (“Financial Statements and Supplementary Financial Data”), revising Part II, Item 9A (“Controls and Procedures”), updating Part IV, Item 15, including Exhibits 31.1, 31.2, 32.1 and 32.2 of the 2006 Annual Report filed on Form 10-K originally filed by the Federal Home Loan Bank of Pittsburgh (the “Bank”) on March 16, 2007 (the “Form 10-K”), and including a new Exhibit 99.3 as described below.
     Within Part II, Item 8, the Statement of Cash Flows is being amended and restated to reflect that the Bank has restated the Statement of Cash Flows for the full year 2006. In addition, each 2006 interim Statement of Cash Flows is being similarly amended and restated, as set forth in Exhibit 99.3. The restatements solely impacted the classification of line items in Operating Activities and Financing Activities, but had no impact on the Net Increase (Decrease) in Cash and Due from Banks as previously reported. In addition, the restatements had no effect on the Bank’s Statement of Operations, Statement of Condition, or Statement of Changes in Capital. As such, the Bank’s historical revenue, net income, earnings per share, total assets and total capital remained unchanged. Part II, Item 9A is being amended to reflect the effects of the restatement and the identification of a material weakness in conjunction with the restatement.
     We are also attaching certifications executed as of the date of this Amendment No. 1 from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are attached as exhibits 31.1, 31.2, 32.1 and 32.2. Item 15 of the Form 10-K/A reflects the changes to the exhibits. As required by SEC Rule 12b-15, this Amendment No. 1 sets forth the complete text of each item as amended.
     For the convenience of the reader, this Amendment No. 1 to Form 10-K sets forth the original Form 10-K in its entirety, except as noted above. Other than the revisions described above, no other changes have been made to the Form 10-K. This Amendment No. 1 does not amend, update or change any other information contained in the Form 10-K, and continues to speak as of March 16, 2007. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K on March 16, 2007. With the exception of Note 24, Amendment No. 1 does not reflect any other events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Bank’s other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

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
Debt Financing – Consolidated Obligations

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
Derivative Transactions Classified as Fair Value Hedges

			Notional Amount
			Outstanding at
Derivative Hedging			December 31, 2006
Instrument	Hedged Item	Purpose of Hedge Transaction	(in millions)

Receive fixed, pay floating interest rate swap, with a call option	Callable fixed-rate consolidated obligation bonds	To protect against a decline in interest rates by converting the fixed-rate to a floating-rate	$22,661

Pay fixed, receive floating interest rate swap	Mid-term and long-term fixed-rate loans to members	To protect against an increase in interest rates by converting the member loan’s fixed-rate to a floating-rate	19,050

Receive fixed, pay floating interest rate swap	Noncallable fixed-rate consolidated obligation bonds	To protect against a decline in interest rates by converting the fixed-rate to a floating-rate	8,204

Pay fixed, receive floating interest rate swap, with a put option	Convertible Select loans and fixed-rate loans with put options	To protect against an increase in interest rates by converting the member loan’s fixed-rate to a floating-rate	10,970

Receive float with a cap, pay floating interest rate swap, with call options	Callable floating-rate consolidated obligation bond with a cap	To convert the capped rate to a floating- rate	1,675

Forward starting pay fixed, receive floating interest rate swap	Firm commitment to enter into a fixed-rate or convertible loan at a specified future date	To protect against a change in interest rates prior to the issuance of the fixed-rate loan to member	53

Receive fixed-rate convertible to floating- rate with a cap, pay floating interest rate swap, with call options	Callable fixed-rate consolidated obligation bond convertible to a floating-rate with a cap	To convert the fixed-rate or capped rate to a floating-rate	235

Index amortizing receive fixed, pay floating interest rate swap	Consolidated obligation bonds	To convert an amortizing prepayment linked debt instrument to a floating-rate	101

Derivative Transactions Classified as Economic Hedges

			Notional Amount
			Outstanding at
Derivative Hedging			December 31, 2006
Instrument	Hedged Item	Purpose of Hedge Transaction	(in millions)

Receive fixed, pay floating (Federal funds rate) interest rate swap	Not applicable	To protect against changes in short-term interest rates	$1,200

Receive fixed, pay floating interest rate swap, with a call option	Not applicable	To protect against a decline in interest rates by converting the fixed-rate to a floating-rate	90

Option on receive fixed, pay floating interest rate swap (swaption)	Not applicable	To offset the acceleration of mortgage loan premium amortization experienced in declining interest rate environments	750

Pay fixed, receive floating interest rate swap, with a put option	Not applicable	To protect against an increase in interest rates by converting the member loan’s fixed-rate to a floating-rate	296

Pay floating, receive floating interest rate swap	Not applicable	To hedge the spread between two different interest rate indices	12

Interest rate swaps for intermediation	Not applicable	To facilitate member access to swap instruments	27

Receive fixed rate convertible to floating with a cap, pay floating interest rate swap, with call options	Not applicable	To convert the fixed rate or capped rate to a floating-rate	35

Pay fixed, receive floating interest rate swap	Not applicable	To protect against an increase in interest rates by converting the asset’s fixed-rate to a floating-rate	81

Mortgage delivery commitments	Not applicable	Commitments to purchase a pool of mortgages	4

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

     The following table presents the most recent Standard & Poor’s and Moody’s ratings for the FHLBank System and each of the FHLBanks within the System.

	Moody’s Investor Service	Standard & Poor’s

Consolidated obligation discount notes	P-1	A-1+
Consolidated obligation bonds	Aaa	AAA

S&P Senior Unsecured
	Moody’s Senior Unsecured Long-	Long-Term Debt
FHLBank	Term Debt Rating/Outlook	Rating/Outlook

Atlanta	Aaa/Stable	AAA/Stable
Boston	Aaa/Stable	AAA/Stable
Chicago	Aaa/Stable	AA+/Negative
Cincinnati	Aaa/Stable	AAA/Stable
Dallas	Aaa/Stable	AAA/Stable
Des Moines	Aaa/Stable	AAA/Negative
Indianapolis	Aaa/Stable	AAA/Stable
New York	Aaa/Stable	AAA/Stable
Pittsburgh	Aaa/Stable	AAA/Stable
San Francisco	Aaa/Stable	AAA/Stable
Seattle(1)	Aaa/Stable	AA+/Stable
Topeka	Aaa/Stable	AAA/Stable

(1)	At December 31, 2006, the S&P outlook for the FHLBank of Seattle was Negative; on January 19, 2007, S&P revised its outlook on the FHLBank of Seattle from Negative to Stable.
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
     Please see the “Capital Resources – Dividends” section included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information concerning restrictions on the Bank’s ability to pay dividends and the Bank’s current dividend policy.

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
Statement of Operations

	Year ended December 31,
(in thousands)	2006	2005	2004	2003	2002

Net interest income before provision for credit losses	$344,330	$309,543	$299,770	$278,730	$213,651
Provision (benefit) for credit losses	2,248	2,089	308	(6,575)	3,664
Other income, excluding net gain (loss) on derivatives and hedging activities	6,593	3,217	4,678	4,421	11,641
Net gain (loss) on derivatives and hedging activities	7,039	4,185	(106,327)	(158,005)	(223,454)
Other expense	60,916	53,726	45,798	38,225	34,880
Income (loss) before assessments	294,798	261,130	152,015	93,496	(36,706)
Assessments	78,336	69,325	42,948	24,805	(9,738)
Income (loss) before cumulative effect of change in accounting principle	216,462	191,805	109,067	68,691	(26,968)
Cumulative effect of change in accounting principle(1)	—	—	9,788	—	—
Net income (loss)	$216,462	$191,805	$118,855	$68,691	$(26,968)

Earnings (loss) per share (2)	$6.76	$6.72	$4.53	$2.99	$(1.38)

Dividends	$150,164	$80,516	$44,310	$50,182	$69,305
Weighted average dividend rate (3)	4.69%	2.82%	1.69%	2.20%	3.56%
Return on average capital	6.29%	6.41%	4.46%	3.01%	(1.35%)
Return on average assets	0.29%	0.29%	0.20%	0.13%	(0.06%)
Net interest margin (4)	0.47%	0.47%	0.52%	0.55%	0.47%
Total capital ratio (at period-end) (5)	4.70%	4.47%	4.52%	4.39%	4.03%
Total average capital to average assets	4.58%	4.52%	4.58%	4.42%	4.37%

Notes:

(1)	The Bank changed its method of amortizing and accreting deferred premiums and discounts on mortgage-backed securities (MBS) and MPF loans as of June 30, 2004, and September 30, 2004, respectively. These changes were applied retroactively as of January 1, 2004. These changes resulted in cumulative income effects of $263,000 for the MBS and $9.5 million for the MPF loans that are reflected in the Statement of Operations for the year ended December 31, 2004. Please see Note 4 to the audited financial statements for further information.

(2)	Earnings (loss) per share calculated based on net income (loss), and weighted average shares outstanding.

(3)	Weighted average dividend rates are dividends divided by the average of the daily balances of outstanding capital stock during the year.

(4)	Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.

(5)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at year-end.

Statement of Condition

	December 31,
(in thousands)	2006	2005	2004	2003	2002

Loans to members	$49,335,377	$47,492,959	$38,980,353	$34,662,219	$29,250,691
Investments — Federal funds sold, interest-bearing deposits and investment securities (1)	19,994,932	16,945,821	12,929,857	9,994,951	10,206,226
Mortgage loans held for portfolio, net	6,966,345	7,651,914	8,644,995	8,015,647	4,852,816
REFCORP receivable	—	—	—	7,605	17,535
Total assets	77,376,458	72,898,211	61,068,598	53,158,472	45,121,983
Deposits and other borrowings (2)	1,433,889	1,100,488	1,067,843	1,388,223	2,435,711
Consolidated obligations, net (3)	71,472,618	67,723,337	56,235,449	47,878,708	39,055,190
AHP payable	49,386	36,707	20,910	12,914	17,097
REFCORP payable	14,531	14,633	3,363	—	—
Capital stock — putable	3,384,358	3,078,583	2,695,802	2,341,627	1,839,742
Retained earnings (deficit)	254,777	188,479	77,190	2,645	(15,864)
Total capital	3,633,974	3,259,546	2,761,324	2,334,485	1,818,249

Notes:

(1)	None of these securities were purchased under agreements to resell.

(2)	Includes mandatorily redeemable capital stock.

(3)	Aggregate FHLB System-wide consolidated obligations (at par) were $952.0 billion, $937.5 billion, $869.2 billion, $759.5 billion and $680.7 billion at December 31, 2006 through 2002, respectively.
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
     Over the past several years, management has been internally focused on several major initiatives driven primarily by regulatory requirements. Now that these initiatives – including registration with the SEC, updating systems and processes to become compliant with the Sarbanes-Oxley Act and creating a Risk Management function – have been successfully completed, management’s strategic focus once again returns to the Bank’s members, both as customers expecting valuable products and services, as well as shareholders expecting excellent financial performance.
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
Average Balances and Interest Yields / Rates Paid

	Year ended December 31,

	2006			2005			2004
		Interest	Avg.		Interest	Avg.		Interest	Avg.
	Average	Income/	Rate	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold (1)	$4,324	$219	5.06	$1,744	$57	3.28	$2,048	$28	1.39
Interest-bearing deposits	3,527	179	5.07	1,711	62	3.60	877	12	1.39
Investment securities (2)	11,904	558	4.69	9,706	402	4.14	8,544	323	3.78
Loans to members (3)	46,809	2,435	5.20	44,225	1,529	3.46	37,653	614	1.63
Mortgage loans held for portfolio (3)	7,330	372	5.08	8,312	402	4.83	8,577	406	4.73

Total interest-earning assets	73,894	3,763	5.09	65,698	2,452	3.73	57,699	1,383	2.40
Allowance for credit losses	(6)			(5)			(4)
Other assets	1,230			613			464

Total assets	$75,118			$66,306			$58,159

Liabilities and capital
Deposits	$1,216	58	4.79	$1,060	31	2.90	$1,309	15	1.12
Consolidated obligation discount notes	13,190	655	4.97	16,410	528	3.22	14,741	193	1.31
Consolidated obligation bonds	56,177	2,704	4.81	44,858	1,579	3.52	37,891	872	2.30
Other borrowings	29	2	7.51	120	4	3.00	234	3	1.46

Total interest-bearing liabilities	70,612	3,419	4.84	62,448	2,142	3.43	54,175	1,083	2.00
Other liabilities	1,066			863			1,320
Total capital	3,440			2,995			2,664

Total liabilities and capital	$75,118			$66,306			$58,159

Net interest spread			0.25			0.30			0.40
Impact of net noninterest- bearing funds			0.22			0.17			0.12

Net interest income/ net interest margin		$344	0.47		$310	0.47		$300	0.52

Average interest-earning assets to interest- bearing liabilities	104.6%			105.2%			106.5%

Notes:

(1)	The average balance of Federal funds sold, related interest income and average yield calculations include loans to other FHLBanks.

(2)	The average balance of investment securities available-for-sale represents fair values. Related yield, however, is calculated based on cost.

(3)	Nonaccrual loans are included in average balances in determining the average rate.
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
2006

		Interest Inc.	Avg.	Interest Inc. /	Avg.		Incr./
	Average	/ Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$4,324	$219	5.06	$219	5.06	—	—
Interest-bearing deposits	3,527	179	5.07	179	5.07	—	—
Investment securities	11,904	558	4.69	558	4.69	—	—
Loans to members	46,809	2,435	5.20	2,206	4.71	$229	0.49
Mortgage loans held for portfolio	7,330	372	5.08	376	5.14	(4)	(0.06)

Total interest-earning assets	73,894	3,763	5.09	3,538	4.79	225	0.30
Allowance for credit losses	(6)
Other assets	1,230

Total assets	$75,118

Liabilities and capital
Deposits	$1,216	58	4.79	58	4.79	—	—
Consolidated obligation discount notes	13,190	655	4.97	655	4.97	—	—
Consolidated obligation bonds	56,177	2,704	4.81	2,474	4.40	230	0.41
Other borrowings	29	2	7.51	2	7.51	—	—

Total interest-bearing liabilities	70,612	3,419	4.84	3,189	4.52	230	0.32
Other liabilities	1,066
Total capital	3,440

Total liabilities and capital	$75,118

Net interest income/net interest spread		$344	0.25	$349	0.27	$(5)	(0.02)

2005

		Interest Inc.	Avg.	Interest Inc./	Avg.		Incr./
	Average	/ Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$1,744	$57	3.28	$57	3.28	—	—
Interest-bearing deposits	1,711	62	3.60	62	3.60	—	—
Investment securities	9,706	402	4.14	402	4.14	—	—
Loans to members	44,225	1,529	3.46	1,724	3.90	$(195)	(0.44)
Mortgage loans held for portfolio	8,312	402	4.83	411	4.94	(9)	(0.11)

Total interest-earning assets	65,698	2,452	3.73	2,656	4.04	(204)	(0.31)
Allowance for credit losses	(5)
Other assets	613

Total assets	$66,306

Liabilities and capital
Deposits	$1,060	31	2.90	31	2.90	—	—
Consolidated obligation discount notes	16,410	528	3.22	528	3.22	—	—
Consolidated obligation Bonds	44,858	1,579	3.52	1,675	3.74	(96)	(0.22)
Other borrowings	120	4	3.00	4	3.00

Total interest-bearing liabilities	62,448	2,142	3.43	2,238	3.58	(96)	(0.15)
Other liabilities	863
Total capital	2,995

Total liabilities and capital	$66,306

Net interest income/net interest spread		$310	0.30	$418	0.46	$(108)	(0.16)

2004

		Interest Inc.	Avg.	Interest Inc. /	Avg.		Incr./
	Average	/ Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$2,048	$28	1.39	$28	1.39	—	—
Interest-bearing deposits	877	12	1.39	12	1.39	—	—
Investments securities	8,544	323	3.78	323	3.78	—	—
Loans to members	37,653	614	1.63	1,221	3.24	$(607)	(1.61)
Mortgage loans held for portfolio	8,577	406	4.73	419	4.88	(13)	(0.15)

Total interest-earning assets	57,699	1,383	2.40	2,003	3.47	(620)	(1.07)
Allowance for credit losses	(4)
Other assets	464

Total assets	$58,159

Liabilities and capital
Deposits	$1,309	15	1.12	15	1.12	—	—
Consolidated obligation discount notes	14,741	193	1.31	193	1.31	—	—
Consolidated obligation Bonds	37,891	872	2.30	1,345	3.55	(473)	(1.25)
Other borrowings	234	3	1.46	3	1.46

Total interest-bearing liabilities	54,175	1,083	2.00	1,556	2.87	(473)	(0.87)
Other liabilities	1,320
Total capital	2,664

Total liabilities and capital	$58,159

Net interest income/net interest spread		$300	0.40	$447	0.60	$(147)	(0.20)

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

     Other expenses totaled $60.9 million in 2006 compared to $53.7 million in 2005. Excluding the operating expenses of the Finance Board and Office of Finance described below, other expenses increasd $7.5 million, or 15.2%, compared to the prior year. The majority of this increase was due to higher salaries and employee benefits expense, which increased $4.4 million, or 14.2%. This increase was due primarily to an overall increase in staffing on a full year comparison basis. In addition, the current year expense included $1.0 million related to a retirement plan lump sum payment made in the first quarter of 2006.
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
     As noted above, the twelve FHLBanks are responsible for the operating expenses of the Finance Board and the Office of Finance. These payments are reported as other expense on the Bank’s Statement of Operations and totaled $4.3 million in 2005 and $3.5 million in 2004.
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

	Year ended December 31,
(in thousands)	2006	2005	2004	2003	2002

Loans to members	$49,335,377	$47,492,959	$38,980,353	$34,662,219	$29,250,691
Mortgage loans held for portfolio, net (1)	6,966,345	7,651,914	8,644,995	8,015,647	4,852,816
Nonaccrual mortgage loans, net	18,771	19,451	13,607	10,290	1,814
Mortgage loans past due 90 days or more and still accruing interest (2)	15,658	21,018	26,175	33,385	9,604
Banking on Business (BOB) loans, net (3)	11,469	10,653	9,545	8,487	—

Notes:

(1)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.

(2)	Government-insured loans (e.g., FHA, VA) continue to accrue interest after becoming 90 days or more delinquent.

(3)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.
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

     Deposits. At December 31, 2006, time deposits in denominations of $100,000 or more totaled $1.0 million. The table below presents the maturities for time deposits in denominations of $100,000 or more:

Over 6
		Over 3 months	months but
(in thousands)	3 months	but within	within 12
By Remaining Maturity at December 31, 2006	or less	6 months	months	Total

Time certificates of deposit ($100,000 or more)	$1,027	$—	$—	$1,027

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

		Less than	One to Three	Four to Five
(in thousands)	Total	One Year	Years	Years	Thereafter

Consolidated obligations:
Bonds (1)	$53,406,100	$14,799,570	$17,640,530	$7,781,000	$13,185,000
Index amortizing notes (1)	3,606,483	21,831	548,372	1,498,876	1,537,404
Discount notes	17,933,218	17,933,218	—	—	—
Operating leases:
Premises	$8,015	$2,422	$4,633	$960	$—
Equipment	795	250	381	164	—
Note:
(1)	Specific bonds or notes incorporate features, such as calls or indicies, which could cause redemption at different times than the stated maturity dates.
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

	December 31,	December 31,
(in thousands)	2006	2005

Permanent capital:
Capital stock (1)	$3,392,250	$3,095,314
Retained earnings	254,777	188,479

Total permanent capital	$3,647,027	$3,283,793

Risk-based capital requirement:
Credit risk capital	$191,810	$179,986
Market risk capital	199,848	204,080
Operations risk capital	117,497	115,220

Total risk-based capital	$509,155	$499,286

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
Critical Accounting Policies

     The Bank’s consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Application of these principles requires management to make estimates, assumptions or judgments that affect the amounts reported in the financial statements and accompanying notes. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilites carried at fair value inherently result in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When such information is not available, valuation adjustments are estimated in good faith by management, primarily through the use of internal cash flow and other financial modeling techniques.
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
     In order to provide effective oversight for risk management strategies, policies and action plans, the Bank has created a formal review and reporting structure implemented by three risk management committees. The Risk Management Committee is responsible for overall risk management, operating risks, business risks and the bank-wide risk self-assessment. The Asset/Liability Committee (ALCO) focuses on financial management issues and is responsible for planning, organizing, developing, directing and executing the market and liquidity risk management process within Board-approved parameters. To provide effective oversight for credit risk management, a management Credit Risk Committee oversees the Bank’s credit policies, procedures, positions and underwriting standards as well as decisions relating to extension and denials of credit and the adequacy of the allowance for credit losses. The following depicts the Bank’s risk governance committee structure.

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

	December 31, 2006		December 31, 2005
	Loan	Percent of	Loan	Percent of
(balances at par; dollars in millions)	Balance	total loans	Balance	total loans

Sovereign Bank, PA (1)	$18,047	36.5	$13,119	27.6
GMAC Bank, UT(2)	7,279	14.7	4,428	9.3
Citicorp Trust Bank, DE	6,609	13.4	5,129	10.8
Citizens Bank of Pennsylvania, PA	2,000	4.1	2,200	4.6
Lehman Brothers Bank FSB, DE	1,000	2.0	2,000	4.2
Wilmington Savings Fund Society FSB, DE (1)	784	1.6	1,009	2.1
ESB Bank, PA	698	1.4	694	1.5
Keystone Nazareth Bank & Trust Company, PA	516	1.1	702	1.5
Fulton Bank, PA	500	1.0	359	0.8
United Bank, WV	484	1.0	679	1.4

Subtotal	37,917	76.8	30,319	63.8
Other borrowers	11,481	23.2	17,198	36.2

Total loans to members	$49,398	100.0	$47,517	100.0

Note:

(1)	These borrowers had an officer who served on the Bank’s Board of Directors as of December 31, 2006.

(2)	Formerly known as GMAC Automotive Bank. For Bank membership purposes, principal place of business is Horsham, PA.
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

	December 31, 2006 (1)
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

	December 31, 2005 (1)
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

     Mortgage loan delinquencies and nonaccrual balances as of December 31, 2006 and 2005, were as follows:

	December 31,	December 31,
(dollars in thousands)	2006	2005

30 – 59 days delinquent	$83,309	$92,534
60 – 89 days delinquent	20,838	27,672
90 days or more delinquent	32,839	39,244

Total delinquencies	$136,986	$159,450

Nonaccrual mortgage loans, net	$18,771	$19,451
Loans past due 90 days or more and still accruing interest	15,658	21,018

Delinquencies as a percent of total mortgage loans outstanding	2.0%	2.1%
Nonaccrual loans as a percent of total mortgage loans outstanding	0.3%	0.3%

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
     In our opinion, the accompanying statements of condition and the related statements of income, capital and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Pittsburgh (the “Bank”) at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
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
     As discussed in Note 1 to the financial statements, the Bank has restated its 2006 financial statements.
/s/ PricewaterhouseCoopers LLP
McLean, Virginia
March 15, 2007 except for the effects of the restatement described in the first three paragraphs of Note 1 and the second paragraph of Note 24, as to which the date is May 11, 2007

Financial Statements for the Years Ended 2006, 2005 and 2004
Federal Home Loan Bank of Pittsburgh
Statement of Operations

	Year ended December 31,
(in thousands, except per share amounts)	2006	2005	2004

Interest Income:
Loans to members	$2,433,572	$1,526,937	$612,621
Prepayment fees on loans to members, net	1,382	2,276	1,136
Interest-bearing deposits	178,811	61,580	12,195
Federal funds sold	218,589	57,167	28,399
Trading securities	—	2,700	10,746
Available-for-sale securities	6,981	16,696	10,097
Held-to-maturity securities	551,196	382,701	302,272
Mortgage loans held for portfolio	372,520	401,742	405,775
Loans to other FHLBanks	53	—	31

Total interest income	3,763,104	2,451,799	1,383,272

Interest Expense:
Consolidated obligation discount notes	655,102	528,123	193,348
Consolidated obligation bonds	2,703,238	1,579,772	872,023
Deposits	58,229	30,770	14,729
Mandatorily redeemable capital stock	1,404	555	249
Other borrowings	801	3,036	3,153

Total interest expense	3,418,774	2,142,256	1,083,502

Net interest income before provision for credit losses	344,330	309,543	299,770
Provision for credit losses	2,248	2,089	308

Net interest income after provision for credit losses	342,082	307,454	299,462
Other income (loss):
Services fees	4,369	4,007	4,127
Net (loss) on sale of trading securities	—	(999)	(3,286)
Net gain on sale of held-to-maturity securities (Note 8)	—	—	2,576
Net gain (loss) on derivatives and hedging activities (Note 16)	7,039	4,185	(106,327)
Other, net	2,224	209	1,261

Total other income (loss)	13,632	7,402	(101,649)
Other expense:
Operating	56,968	49,456	42,339
Finance Board	2,076	2,206	1,743
Office of Finance	1,872	2,064	1,716

Total other expense	60,916	53,726	45,798

Income before assessments	294,798	261,130	152,015
Affordable Housing Program	24,218	21,374	13,234
REFCORP	54,118	47,951	29,714

Total assessments	78,336	69,325	42,948
Income before cumulative effect of change in accounting principle	216,462	191,805	109,067
Cumulative effect of change in accounting principle (Note 4)	—	—	9,788

Net income	$216,462	$191,805	$118,855

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	32,013	28,552	26,265
Earnings per share before cumulative effect of change in accounting principle	$6.76	$6.72	$4.16
Cumulative effect of change in accounting principle	—	—	0.37

Basic and diluted earnings per share	$6.76	$6.72	$4.53

Dividends per share	$4.69	$2.82	$1.69

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

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows

	Year ended December 31,
	2006
(in thousands)	Restated	2005	2004

OPERATING ACTIVITIES
Net income	$216,462	$191,805	$118,855
Cumulative effect of change in accounting principle	—	—	(9,788)

Income before cumulative effect of change in accounting principle	216,462	191,805	109,067
Adjustments to reconcile income before cumulative effect of change in accounting principle to net cash provided by operating activities:
Depreciation and amortization	137,143	67,501	114,975
Change in net fair value adjustment on derivative and hedging activities	(145,320)	(118,319)	(59,465)
Net realized loss (gain) on held-to-maturity securities (Note 8)	—	—	(2,576)
Other adjustments	2,252	3,553	448
Net change in:
Trading securities	—	89,306	43,320
Accrued interest receivable	(112,214)	(91,626)	(11,956)
Other assets	(86)	45	7,402
Accrued interest payable	130,136	136,226	(11,911)
Other liabilities	10,896	29,608	22,204

Total adjustments	22,807	116,294	102,441

Net cash provided by operating activities	$239,269	$308,099	$211,508

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $501, $377 and $1,211 to other FHLBanks for mortgage loan programs)	$(360,090)	$(1,912,885)	$(511,681)
Federal funds sold	(1,050,000)	(65,000)	(1,255,000)
Premises, software and equipment	(8,601)	(8,938)	(3,902)
Available-for-sale securities:
Proceeds	266,072	299,938	182,875
Purchases	—	—	(452,064)
Held-to-maturity securities:
Net (increase) decrease in short-term	(170,914)	(76,398)	171,914
Proceeds from maturities long-term	1,611,320	2,209,970	2,943,603
Proceeds from sale long-term	—	—	71,261
Purchases of long-term	(3,325,833)	(4,540,157)	(4,105,561)
Loans to members:
Proceeds	652,739,386	2,304,901,180	2,029,834,077
Made	(654,623,311)	(2,314,105,099)	(2,034,812,893)
Mortgage loans held for portfolio:
Proceeds	1,048,152	1,903,261	2,172,628
Purchases	(382,995)	(951,212)	(2,856,800)

Net cash (used in) investing activities	$(4,256,814)	$(12,345,340)	$(8,621,543)

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued)

	Year Ended December 31,
	2006
(in thousands)	Restated	2005	2004

FINANCING ACTIVITIES
Net change in:
Deposits (including $0, $0 and $60,000 from other FHLBanks for mortgage loan programs)	$342,240	$34,121	$(338,588)
Net proceeds from issuance of consolidated obligations:
Discount notes	158,313,229	1,046,170,997	1,166,338,000
Bonds (including $0, $65,597 and $630,742 from other FHLBanks)	19,054,075	25,703,624	29,936,298
Payments for maturing and retiring consolidated obligations:
Discount notes	(155,108,175)	(1,046,769,795)	(1,162,738,580)
Bonds (including $0, $50,000 and $0 from other FHLBanks)	(18,743,761)	(13,387,372)	(25,113,935)
Proceeds from issuance of capital stock	4,877,247	8,398,334	5,805,390
Payments for redemption of mandatorily redeemable capital stock	(40,651)	(5,376)	—
Payments for redemption/repurchase of capital stock	(4,539,660)	(8,011,654)	(5,433,007)
Cash dividends paid	(174,271)	(72,513)	(36,765)

Net cash provided by financing activities	$3,980,273	$12,060,366	$8,418,813

Net (decrease) increase in cash and cash equivalents	$(37,272)	$23,125	$8,778
Cash and cash equivalents at beginning of the year	115,370	92,245	83,467

Cash and cash equivalents at end of the year	$78,098	$115,370	$92,245

Supplemental disclosures:
Interest paid during the year	$2,325,906	$1,405,233	$822,420
AHP payments, net	11,539	5,577	5,237
REFCORP assessments paid	54,220	36,381	18,745
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital

				Accumulated
				Other
	Capital Stock - Putable		Retained	Comprehensive
(in thousands, except shares)	Shares	Par Value	Earnings	Income (Loss)	Total Capital

Balance December 31, 2003	23,416	$2,341,627	$2,645	$(9,787)	$2,334,485

Proceeds from the sale of capital stock	58,054	$5,805,390	—	—	$5,805,390
Redemption/repurchase of capital stock	(54,330)	(5,433,007)	—	—	(5,433,007)
Net shares reclassified to mandatorily redeemable capital stock	(182)	(18,208)	—	—	(18,208)
Comprehensive income (loss):
Net income	—	—	$118,855	—	118,855
Net unrealized gain (loss) on available- for-sale securities	—	—	—	$714	714
Net gain (loss) relating to hedging activities	—	—	—	(2,547)	(2,547)
Reclassification adjustment for gains included in net income	—	—	—	431	431
Other	—	—	—	(479)	(479)

Total comprehensive income (loss)	—	—	118,855	(1,881)	116,974
Cash dividends on capital stock	—	—	(44,310)	—	(44,310)

Balance December 31, 2004	26,958	$2,695,802	$77,190	$(11,668)	$2,761,324

Proceeds from sale of capital stock	83,983	$8,398,334	—	—	$8,398,334
Redemption/repurchase of capital stock	(80,116)	(8,011,654)	—	—	(8,011,654)
Net shares reclassified to mandatorily redeemable capital stock	(39)	(3,899)	—	—	(3,899)
Comprehensive income (loss):
Net income	—	—	$191,805	—	191,805
Net unrealized gain (loss) on available- for-sale securities	—	—	—	$54	54
Net gain (loss) relating to hedging activities	—	—	—	4,021	4,021
Reclassification adjustment for gains included in net income	—	—	—	—	—
Other	—	—	—	77	77

Total comprehensive income (loss)	—	—	191,805	4,152	195,957
Cash dividends on capital stock	—	—	(80,516)	—	(80,516)

Balance December 31, 2005	30,786	$3,078,583	$188,479	$(7,516)	$3,259,546

Proceeds from sale of capital stock	48,772	$4,877,247	—	—	$4,877,247
Redemption/repurchase of capital stock	(45,396)	(4,539,660)	—	—	(4,539,660)
Net shares reclassified to mandatorily redeemable capital stock	(318)	(31,812)	—	—	(31,812)
Comprehensive income (loss):
Net income	—	—	$216,462	—	216,462
Net unrealized gain (loss) on available- for-sale securities	—	—	—	$607	607
Net gain (loss) relating to hedging activities	—	—	—	2,900	2,900
Reclassification adjustment for gains included in net income	—	—	—	—	—
Other	—	—	—	506	506

Total comprehensive income (loss)	—	—	216,462	4,013	220,475
Adjustment to initially apply SFAS 158	—	—	—	(1,658)	(1,658)
Cash dividends on capital stock	—	—	(150,164)	—	(150,164)

Balance December 31, 2006	33,844	$3,384,358	$254,777	$(5,161)	$3,633,974

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements
Note 1 – Restatements of Previously Issued Financial Statements

     The Bank has restated the Statement of Cash Flows for the Full Year 2006. The restatement solely impacted the classification of line items in Operating Activities and Financing Activities, but had no impact on the Net Increase (Decrease) in Cash and Due from Banks as previously reported. In addition, the restatements had no affect on the Bank’s Statement of Operations, Statement of Condition, or Statement of Changes in Capital. As such, the Bank’s historical revenue, net income, earnings per share, total assets and total capital remained unchanged.
     During preparation of the First Quarter 2007 Statement of Cash Flows, management became aware of an incorrect classification in the 2006 Statement of Cash Flows. This classification error related to treatment of the discounts and related accretion activity on Discount Notes issued by the Bank. Specifically, the Bank did not perform adequate validation of certain data used in the preparation of the Statement of Cash Flows to ensure line item accuracy. Following review and analysis, it was determined that net cash provided by operating activities was overstated and net cash provided by financing activities was understated due to the incorrect classification of discount note related activity.
     The effects of the restatement of the Statement of Cash Flows for the Full Year 2006 are summarized below:

	Twelve months ended December 31, 2006
(in thousands)	As Reported	Adjustments	As Restated

Depreciation and amortization	$248,249	$(111,106)	$137,143

Net cash provided by operating activities	350,375	(111,106)	239,269

Net proceeds from issuance of consolidated obligations:
Discount notes	158,263,681	49,548	158,313,229
Payments for maturing or called consolidated obligations:
Discount notes	(155,169,733)	61,558	(155,108,175)

Net cash provided by financing activities	3,869,167	$111,106	3,980,273

Net decrease in cash and due from banks	(37,272)	—	(37,272)
Cash and due from banks at beginning of period	115,370	—	115,370

Cash and due from banks at end of period	$78,098	—	$78,098

     In addition, during the third quarter of 2005, in the course of preparing for registration of its equity securities with the SEC, the Bank determined that corrections needed to be made to previously issued financial statements primarily due to the manner in which the Bank applied Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). Therefore, the Bank previously restated its financial statements for the years ended December 31, 2004, 2003, 2002 and 2001. Please refer to Note 1 in the Bank’s registration statement on Form 10 on July 19, 2006, as amended, for additional information on the restatement.

Notes to Financial Statements (continued)
Note 2 – Background Information

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

Notes to Financial Statements (continued)
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
     The Bank regularly evaluates outstanding investments for changes in fair value and records impairment when a decline in fair value is deemed to be other than temporary. An investment is deemed impaired if the fair value of the investment is less than its carrying value. After the investment is determined to be impaired, the Bank evaluates whether this decline in value is other than temporary. Generally, the declines in fair value of the debt securities portfolio occur due to changes in interest rates. When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it is going to receive all of the investment’s contractual cash flows and the Bank’s intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, the Bank considers issuer or collateral specific factors, such as rating agency actions and business and financial outlook. The Bank also evaluates broader industry and sector performance indicators. If there is an other-than-temporary impairment in the value of an investment, the decline in value is recognized as a loss and presented in the Statement of Operations as other income (loss). The Bank has not experienced any other-than-temporary impairment in value of investment securities during 2006, 2005 or 2004.
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

Notes to Financial Statements (continued)
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
     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), a new interpretation on consolidation accounting. In December 2003, the FASB issued a revision to FIN 46 (FIN 46-R) to address various technical corrections and implementation issues that had arisen since the issuance of FIN 46. Application of FIN 46-R to the Bank is limited to the MPF Shared Funding securities, which the Bank believes were issued by qualifying special purpose entities (QSPE) that are sponsored by One Mortgage Partners Corp., a subsidiary of JPMorgan Chase. A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. A QSPE must meet certain criteria in SFAS 140, to be considered a QSPE. FIN 46-R does not require an investor to consolidate a QSPE, as long as the investor does not have the unilateral ability to liquidate the QSPE or cause it to no longer meet the QSPE criteria. The Bank meets this scope exception for QSPEs under FIN 46-R, and accordingly, does not consolidate its investments in the MPF Shared Funding securities. Further, even if the special purpose entities were not QSPEs, the Bank would not consolidate under FIN 46-R because it holds the senior rather than residual interest in the securities. The securities are classified as held-to-maturity securities and are reported at amortized cost of $60.4 million and $69.4 million as of December 31, 2006 and 2005, respectively. These securities are not publicly traded or guaranteed by any of the FHLBanks.
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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
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
     Derivatives. Accounting for derivatives is prescribed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities—Deferral of Effective Date of FASB Statement No. 133, SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 133). All derivatives are recognized on the Statement of Condition at their fair values. Each derivative is designated as one of the following:
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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
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
     Change in Amortization and Accretion Method of Deferred Premiums and Discounts on Mortgage Loans Held for Portfolio and Mortgage-backed Securities. Amortization and accretion of premiums and discounts on mortgage-backed securities (MBS) and mortgage loans have been computed by the contractual method in accordance with Statement of Financial Accounting Standards No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases (SFAS 91), beginning in the quarter ended June 30, 2004, for the MBS and September 30, 2004, for the mortgage loans. Previously, amortization and accretion of premiums and discounts were computed using the estimated-life method. The estimated-life method required a retrospective adjustment each time the Bank changed the estimated remaining life of the assets. The retrospective adjustment was intended to correct prior reported amounts as if the new estimate had been known since the original acquisition date of the assets. While both methods are acceptable under GAAP, the Bank believes that the contractual method is preferable to the estimated-life method because under the contractual method, the income effects of premiums and discounts are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs while also reflecting the contractual

Notes to Financial Statements (continued)
terms of the assets. In contrast, the estimated-life method is a retrospective view including estimates based on assumptions about future borrower behavior.
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
     Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an Amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS 158). In September 2006, the FASB issued SFAS 158 which requires that defined benefit plan sponsors recognize the funded status (difference between the fair value of plan assets and the related benefit obligation) of each defined benefit plan on the balance sheet. The aggregate of all overfunded plans are recognized as an asset and the aggregate of all underfunded plans are recognized as a liability with an offsetting entry to accumulated other comprehensive income. The Bank adopted SFAS 158 effective December 31, 2006. See Note 19 – Employee Retirement Plans for the impact of adoption.
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

Notes to Financial Statements (continued)
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
     Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (SFAS 154). The FASB issued SFAS 154 in May 2005. SFAS 154 requires retrospective application to prior periods’ financial statements of all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 carries forward without change the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 also carries forward the guidance in APB 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 was effective for the Bank beginning January 1, 2006 and its adoption has had no material impact on the Bank’s Statement of Operations or Statement of Condition.
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

Notes to Financial Statements (continued)
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
     SFAS 133 Implementation Issue No. G26, Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate (DIG Issue G26). In December 2006, the FASB issued DIG No. G26, which clarifies when the hedge of a designated risk related to variable–rate financial assets or liabilities qualifies as a cash flow hedge. DIG Issue G26 becomes effective with the first fiscal quarter beginning after January 8, 2007 (April 1, 2007 for the Bank). We do not expect DIG Issue G26 to have a material impact on our Statement of Operations or Statement of Condition.
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

Notes to Financial Statements (continued)
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

     Depreciation and amortization expense was $3.4 million, $2.7 million, and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Gains and losses on disposal of premises and equipment are included in other income (loss). There was no net realized gain (loss) on disposal of premises and equipment for the year ended December 31, 2006.
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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
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

	December 31, 2006
	Less than 12 months		Greater than 12 months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$677,212	$(7,729)	$—	$—	$677,212	$(7,729)
State or local agency obligations	222,099	(4,178)	—	—	222,099	(4,178)

	899,311	(11,907)	—	—	899,311	(11,907)
Mortgage-backed securities:
U.S. agency	—	—	50,468	(2,649)	50,468	(2,649)
Government-sponsored enterprises	252,226	(1,058)	1,116,169	(50,223)	1,368,395	(51,281)
Private label	1,046,250	(6,372)	5,441,814	(135,329)	6,488,064	(141,701)

Total mortgage-backed securities	1,298,476	(7,430)	6,608,451	(188,201)	7,906,927	(195,631)
Total temporarily impaired	$2,197,787	$(19,337)	$6,608,451	$(188,201)	$8,806,238	$(207,538)

	December 31, 2005
	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government-sponsored enterprises	$351,451	$(4,809)	$—	$—	$351,451	$(4,809)
State or local agency obligations	28,977	(1,169)	10,831	(494)	39,808	(1,663)

	380,428	(5,978)	10,831	(494)	391,259	(6,472)
Mortgage-backed securities:
U.S. agency	4,003	(17)	66,801	(3,342)	70,804	(3,359)
Government-sponsored enterprises	508,297	(7,832)	852,175	(55,196)	1,360,472	(63,028)
Private label	4,333,808	(50,820)	2,904,967	(96,763)	7,238,775	(147,583)

Total mortgage-backed securities	4,846,108	(58,669)	3,823,943	(155,301)	8,670,051	(213,970)
Total temporarily impaired	$5,226,536	$(64,647)	$3,834,774	$(155,795)	$9,061,310	$(220,442)

     The Bank reviewed its held-to-maturity investment securities and determined that all unrealized losses reflected above are temporary as of December 31, 2006 and 2005. The determination that the declines in fair value are temporary is based on several factors, including the fact that the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. Specific to the MBS portfolio, all investments are rated AAA, except for one with an AA rating. A portion of these securities are guaranteed payment of principal and interest by Fannie Mae and Freddie Mac. Additionally, the Bank reviewed the credit ratings of the entire portfolio and noted that there have been no downgrades. The unrealized loss position that has occurred in the portfolio is primarily due to cyclical interest rate patterns; therefore, the Bank has determined that all declines in fair value are temporary.

Notes to Financial Statements (continued)
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
Note 9 – Loans to Members

     Redemption Terms. At December 31, 2006 and 2005, the Bank had loans to members outstanding including Affordable Housing Program (AHP) loans (see Note 17) at interest rates ranging from 0% to 8.56% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.50%.

(dollars in thousands)	December 31, 2006		December 31, 2005
		Weighted		Weighted
		Average		Average
Year of Original Maturity	Amount	Interest Rate	Amount	Interest Rate

Overdrawn demand deposit accounts	$—	—	$—	—
2006	—	—	21,436,691	3.99
2007	18,942,187	5.02	5,535,899	3.90
2008	7,193,427	4.70	5,452,546	4.38
2009	6,707,084	4.89	3,590,495	4.40
2010	3,831,103	5.22	4,348,065	5.12
2011	3,266,398	5.20	1,879,097	4.62
Thereafter	9,417,517	4.66	5,209,998	4.96
Index amortizing loans	40,584	5.80	64,267	4.34

Total par value	49,398,300	4.91	$47,517,058	4.28

Discount on AHP loans to members	(1,493)		(1,714)
Premium on loans to members	—		—
Deferred prepayment fees	(178)		(347)
SFAS 133 hedging adjustments	(61,252)		(22,038)

Total book value	$49,335,377		$47,492,959

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
     The Bank’s potential credit risk from loans to members is concentrated in commercial banks and savings institutions. As of December 31, 2006, the Bank had loans to members of $31.9 billion outstanding to three members which represented 64.7% of total loans outstanding. The interest income from these loans amounted to $1.0 billion during the year ended December 31, 2006. As of December 31, 2005, the Bank had outstanding loans of $18.3 billion to two members which represented 38.4% of total loans outstanding. The interest income from these loans was $450.5 million during the year ended December 31, 2005. The Bank held sufficient collateral to secure loans to members and the Bank does not expect to incur any losses on these loans. See Note 20 for further information on transactions with related parties.

Notes to Financial Statements (continued)
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
     The following table presents information as of December 31, 2006 and 2005 on mortgage loans held for portfolio:

	December 31,	December 31,
(in thousands)	2006	2005

Fixed medium-term single-family mortgages (1)	$1,314,990	$1,529,441
Fixed long-term single-family mortgages (1)	5,579,605	6,029,531

Total par value	$6,894,595	$7,558,972

Premiums	79,579	97,055
Discounts	(27,088)	(27,444)
SFAS 133 hedging adjustments	20,112	23,988

Total mortgage loans held for portfolio	$6,967,198	$7,652,571

Note:

(1)	Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.
     The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity.

	December 31,	December 31,
(in thousands)	2006	2005

Government-insured loans	$622,813	$740,307
Conventional loans	6,271,782	6,818,665

Total par value	$6,894,595	$7,558,972

Year of maturity
Due within one year	$13	$—
Due after one year through five years	819	624
Due after five years	6,893,763	7,558,348

Total par value	$6,894,595	$7,558,972

Notes to Financial Statements (continued)
Note 11 – Allowance for Credit Losses

     Mortgage Loans Held for Portfolio. The allowance for credit losses for mortgage loans held for portfolio was as follows:

(in thousands)	2006	2005	2004

Balance, beginning of the year	$657	$680	$514
Charge-offs	—	(324)	—

Net charge-offs	—	(324)	—
Provision for credit losses	196	301	166

Balance, end of the year	$853	$657	$680

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

Notes to Financial Statements (continued)
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
     Deposits classified as demand, overnight and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits during 2006, 2005 and 2004, respectively, were 5.09%, 2.90%, and 1.12%. The following table details interest-bearing and non-interest-bearing deposits as of December 31, 2006 and 2005.

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

Notes to Financial Statements (continued)
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
     To provide the holders of consolidated obligations issued before January 29, 1993 (prior bondholders), the protection equivalent to that provided under the FHLBanks’ previous leverage limit of twelve times the FHLBanks’ capital stock, prior bondholders have a claim on a certain amount of the qualifying assets, referred to as the Special Asset Account (SAA), if capital stock is less than 8.33% of consolidated obligations. Mandatorily redeemable capital stock is considered capital stock for determining the FHLBanks’ compliance with this requirement. At December 31, 2006 and 2005, the FHLBanks’ regulatory capital stock was 4.5% and 4.6%, respectively, of the par value of consolidated obligations outstanding, and the required minimum pledged qualifying asset balance was approximately $26 thousand and $110 thousand, respectively. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below 2.0%. As of December 31, 2006 and 2005, no FHLBank had a capital-to-assets ratio less than 2.0%; therefore, no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation because the ratio has never fallen below 2.0%.
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

Notes to Financial Statements (continued)
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
     The following table details interest rate payment terms for consolidated obligation bonds.

	December 31,	December 31,
(in thousands)	2006	2005

Fixed-rate	$45,597,053	$44,275,256
Floating-rate	2,325,000	1,660,000
Step-up	4,135,150	5,435,150
Conversion bonds:
Fixed to floating	170,000	569,380
Floating to fixed	100,000	286,000
Range bonds	657,380	463,000
Zero coupon	4,028,000	4,028,000

Total par value	$57,012,583	$56,716,786

     Maturity Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of original maturity.

(dollars in thousands)	December 31, 2006		December 31, 2005
		Weighted Average		Weighted Average
Year of Original Maturity	Amount	Interest Rate	Amount	Interest Rate

2006	$—	—	$14,017,772	3.19
2007	14,799,570	4.18	10,612,660	3.82
2008	12,634,000	4.53	8,267,000	4.20
2009	5,006,530	4.45	3,825,530	3.89
2010	5,313,000	4.85	4,728,000	4.52
2011	2,468,000	5.02	1,214,000	4.60
Thereafter	13,185,000	3.40	10,445,000	2.88
Index amortizing notes	3,606,483	4.79	3,606,824	4.63

Total par value	57,012,583	4.24	56,716,786	3.68

Bond premiums	20,474		28,039
Bond discounts	(3,135,236)		(3,197,715)
SFAS 133 hedging adjustments	(270,429)		(404,173)

Total book value	$53,627,392		$53,142,937

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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
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

	December 31, 2006		December 31, 2005
(dollars in thousands)		Percent of		Percent
Member	Capital stock	total	Capital stock	of total

Sovereign Bank, Reading PA	$905,541	26.7	$643,401	20.8
Citicorp Trust Bank, FSB, Newark DE	438,641	12.9	331,911	10.7
GMAC Bank, Midvale UT (a)	354,900	10.5	—	—

(a)	Formerly known as GMAC Automotive Bank. For Bank membership purposes, principal place of business is Horsham, PA.
     Mandatorily Redeemable Capital Stock. Once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, the Bank reclassifies the stock subject to mandatory redemption from equity to liabilities. Mandatorily redeemable shares are reclassified to a liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statement of Operations. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statement of Cash Flows. If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense.
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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges. See Note 4 regarding effectiveness test changes.
     The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument in accordance with SFAS133 is no longer appropriate.
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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
derivative contracts that have a net positive market value if the counterparty defaults, and the related collateral, if any, is of no value to the Bank. This collateral has not been sold or repledged.
     At December 31, 2006 and 2005, the Bank’s maximum credit risk, as defined above, was approximately $499.0 million and $317.0 million, respectively. These totals include $153.5 million and $119.6 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held securities and cash with a fair value of $351.9 million and $203.4 million as collateral as of December 31, 2006 and 2005, respectively. Two counterparties comprise 18% and 12% of the Bank’s total credit risk when measured after consideration for related collateral as of December 31, 2006. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.
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
Rollforward of the AHP Liability

(in thousands)	2006	2005

Balance, beginning of the year	$36,707	$20,910
Committed subsidy, net	5,453	3,468
First Front Door set aside (1) ,net	699	1,167
Uncommitted pool, net	6,527	11,162

Balance, end of the year(2)	$49,386	$36,707

Notes:

(1)	First Front Door – The Bank allocates a portion of the AHP subsidy pool on an annual basis to this program, which benefits qualifying first-time homebuyers.

(2)	Outstanding commitments for approved projects were $22.9 million and $16.7 million at December 31, 2006 and 2005, respectively.

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
     The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure and accounting of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank cannot be made. During 2004 and 2005, the President and CEO of the Bank was a member of the Board of Directors of the Pentegra Defined Benefit Plan. In addition, the presidents and CEOs of several other FHLBanks were also members of the Board of Directors of the Pentegra Defined Benefit Plan.

Notes to Financial Statements (continued)
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
     The Bank adopted SFAS No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158) as of December 31, 2006. The amounts recognized as of December 31, 2006 in the Statement of Condition upon adoption were as follows:

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

Notes to Financial Statements (continued)
     The Bank does not have any plan assets or any unrecognized transitional obligation. The following table sets forth the changes in benefit obligation associated with these defined benefit plans:

	Supplemental Retirement		Postretirement Health
	Plan		Benefit Plan
(in thousands)	2006	2005	2006	2005

Change in benefit obligation:
Balance, beginning of the year	$6,408	$3,565	$2,729	$3,073
Service cost	357	383	93	93
Interest cost	245	318	145	171
Actuarial loss (gain)	(442)	2,288	(446)	(436)
Benefits paid	(2,401)	(146)	(175)	(172)

Balance, end of the year	4,167	6,408	2,346	2,729

Change in fair value of plan assets:
Balance, beginning of the year fair value	—	—	—	—
Employer contribution	2,401	146	174	172
Benefits paid	(2,401)	(146)	(174)	(172)

Balance, end of the year fair value	—	—	—	—

Funded status	(4,167)	(6,408)	(2,346)	(2,729)
Unrecognized net actuarial loss	—	2,939	—	384
Unrecognized prior service cost (benefit)	—	(61)	—	488

Net amount recognized	$(4,167)	$(3,530)	$(2,346)	$(1,857)

     Amounts recognized in the Statement of Condition at December 31, 2006 consist of:

	Supplement	Postretirement
	Retirement	Health Benefit
(in thousands)	Plan	Plan

Other liabilities	$(4,167)	$(2,346)

     Amounts recognized in accumulated other comprehensive income at December 31, 2006 consist of:

	Supplement	Postretirement
	Retirement	Health Benefit
(in thousands)	Plan	Plan

Net actuarial loss (gain)	$1,331	$(69)
Prior service cost (benefit)	(51)	447

	$1,280	$378

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
     The estimated net actuarial loss (gain), prior service cost (benefit) and transition obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are:

		Postretirement
	Supplement Retirement	Health Benefit
(in thousands)	Plan	Plan

Net actuarial loss	$101	$—
Prior service cost (benefit)	(10)	41

	$91	$41

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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
     The following table sets forth the Bank’s financial performance by operating segment for the years ended December 31, 2006, 2005 and 2004.

	Traditional	MPF or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2006
Net interest income	$314,544	$29,786	$344,330
Provision for credit losses	2,052	196	2,248
Other income (loss)	18,968	(5,336)	13,632
Other expenses	56,353	4,563	60,916

Income before assessments	275,107	19,691	294,798
Affordable Housing Program	22,611	1,607	24,218
REFCORP	50,501	3,617	54,118

Total assessments	73,112	5,224	78,336

Net income	$201,995	$14,467	$216,462
Total assets	$70,410,113	$6,966,345	$77,376,458

2005
Net interest income	$236,213	$73,330	$309,543
Provision for credit losses	1,211	878	2,089
Other income (loss)	13,092	(5,690)	7,402
Other expenses	49,852	3,874	53,726

Income before assessments	198,242	62,888	261,130
Affordable Housing Program	16,240	5,134	21,374
REFCORP	36,400	11,551	47,951

Total assessments	52,640	16,685	69,325

Net income	$145,602	$46,203	$191,805

Total assets	$65,246,297	$7,651,914	$72,898,211

2004
Net interest income	$118,345	$181,425	$299,770
Provision for credit losses	142	166	308
Other income/(loss)	40,252	(141,901)	(101,649)
Other expenses	42,887	2,911	45,798

Income before assessments	115,568	36,447	152,015
Affordable Housing Program	10,259	2,975	13,234
REFCORP	23,020	6,694	29,714

Total assessments	33,279	9,669	42,948

Net income before cumulative effect of change in accounting principle	$82,289	$26,778	$109,067

Total assets	$52,423,603	$8,644,995	$61,068,598

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

Notes to Financial Statements (continued)
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

Notes to Financial Statements (continued)
     As of December 31, 2006, Sovereign’s loans outstanding accounted for $18.0 billion, or 36.5%, of the $49.3 billion total loans to members portfolio. As of March 13, 2007, Sovereign’s loans outstanding had declined $2.1 billion from year-end 2006 levels. As of March 31, 2007, Sovereign’s loans outstanding had declined to $11.7 billion, or 25.6% of the total loans to members portfolio.
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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
     Under the supervision and with the participation of the Bank’s management, including its principal executive officer and principal financial officer, the Bank conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2006. Based on this evaluation, the Bank’s principal executive officer and principal financial officer concluded that the Bank’s disclosure controls and procedures were not effective to ensure that such information relating to the Bank that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     There was a material weakness that management identified during 2005 that led to the restatement of certain financial information primarily related to the accounting for derivatives, as discussed in the Bank’s registration statement on Form 10, as amended. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. See Restatement of Financial Statements in Management’s Discussion and Analysis in Item 2 of the Bank’s registration statement on Form 10, as amended, for a complete discussion of the material weakness determination. Several actions have since been taken to address this material weakness, including (1) increasing the level of technical expertise among accounting, capital markets and risk management personnel in regard to the proper application of SFAS 133; and (2) creating and disseminating well-documented SFAS 133 accounting policies. Management believes that this material weakness has been fully remediated as of December 31, 2006.
     In addition, in conjunction with the restatement of the 2006 annual and interim Statements of Cash Flows, discussed further in Note 1 to the audited December 31, 2006 financial statements included within this Amendment No. 1 to the Form 10-K, management has concluded that the internal control deficiency that led to the restatement constituted a material weakness in the Bank’s internal controls over financial reporting. Beginning in early 2006 and as of December 31, 2006, the Bank did not maintain effective controls over the accurate classification of certain items within the Statement of Cash Flows. Specifically, the Bank did not maintain effective control over the accurate review of certain data used in preparation of the Statement of Cash Flows to ensure line item accuracy. This control deficiency resulted in the restatement of the Bank’s Statements of Cash Flows for the 2006 fiscal year and each of the 2006 interim periods.
     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. As the Bank is not currently subject to the requirements of the Sarbanes-Oxley Act related to the required assessment of, and disclosure concerning, internal controls over financial reporting, management has not completed an assessment of all of the Bank’s internal controls over financial reporting.
Remediation Plan
     If not remediated, this control deficiency could result in a misstatement of operating and financing cash flows that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. However, the Bank has taken steps to remediate the material weakness. The remedial actions include the required use of a number of additional data validation steps. Management continues to monitor the status of this material weakness and anticipates that remediation will be complete by June 30, 2007.

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
The Human Resources Committee
of the Board of Directors
Edward J. Molnar, Chairman
David W. Curtis
Frederick A. Marcell, Jr.
Cecil H. Underwood

Summary Compensation Table (SCT)

				Non-Equity	Change in
Name and				Incentive Plan	Pension	All Other
Principal Position	Year	Salary	Bonus	Compensation	Value	Compensation	Total
John R. Price(1) Chief Executive Officer	2006	$500,004	—	$250,001	$111,000	$499,005	$1,360,010
William G. Batz(2) Chief Operating Officer	2006	416,235	$200,000	156,088	170,000	31,008	973,331
Kristina K. Williams(3) Chief Financial Officer	2006	257,917	45,000	97,402	20,000	20,259	440,578
Paul H. Dimmick(4) Managing Director, Capital Markets	2006	258,750	—	85,995	56,000	20,269	421,014
Dana A. Yealy(5) General Counsel	2006	228,779	—	85,793	48,000	17,510	380,082
Eric J. Marx(6) Former Chief Financial Officer	2006	77,965	—	—	159,000	250,370	487,335

(1)	Mr. Price’s non-equity incentive plan compensation is the annual incentive plan award as described below. All other compensation includes a $201,732 tax gross-up on relocation expenses, employer contributions to defined contribution plans of $30,000, and perquisites totaling $267,261. Perquisites include a relocation payment of $258,000, parking benefits, club memberships, spousal travel and child care expenses, personal miles on a company vehicle, and non-business travel expenses.

(2)	Mr. Batz received a $50,000 increase in base salary in January. Mr. Batz has more than 17 years experience at the Bank; therefore, in conjunction with the hiring of the new CEO, the Board determined that it would create a void if the top two positions turned over at approximately the same time. The Board entered into a retention agreement with Mr. Batz in which he would receive a payment of $200,000 if he remained a part of the Bank’s executive team through January 2, 2007. Non-equity incentive plan compensation is the annual incentive plan award as described below. All other compensation includes employer contributions to defined contribution plans of $30,996.

(3)	Ms. Williams received a $25,000 increase in base salary in February when she was promoted to CFO. Ms. Williams was paid a $45,000 special additional award reflecting the magnitude of restating the Bank’s financials from 2001 to 2005 which was unplanned and which occurred concurrent with the SEC registration process. Non-equity incentive plan compensation is the annual incentive plan award as described below. All other compensation includes employer contributions to defined contribution plans of $20,247.

(4)	Mr. Dimmick received a $15,000 salary adjustment in February to bring his base salary to a level comparable with other executives. Non-equity incentive plan compensation is the annual incentive plan award as described below. All other compensation includes employer contributions to defined contribution plans of $20,257.

(5)	Mr. Yealy’s non-equity incentive plan compensation is the annual incentive plan award as described below. All other compensation includes employer contributions to defined contribution plans of $17,498.

(6)	Mr. Marx was the Bank’s former CFO. His employment was terminated on March 31, 2006. Mr. Marx executed a severance agreement which provided payments equal to 52 weeks base salary, or $311,862, payable in installments from April 15, 2006 through March 15, 2007; coverage under the group health and dental programs through March 31, 2007; payment of his life insurance premium for coverage equal to one times base salary; and $13,000 in outplacement assistance. All other compensation includes severance payments of $233,897; employer contributions to defined contribution plans; and medical, dental and life insurance premiums paid during the severance period.

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

Change in Pension Value:
     The qualified defined benefit plan, as described in the CD&A, provides a normal retirement benefit of 2% of a participant’s highest three-year average salary, multiplied by the participant’s years of benefit service. Earnings are defined as base salary, subject to an annual IRS limit of $220,000 on earnings for 2006. Annual benefits provided under the qualified plan also are subject to IRS limits, which vary by age and benefit payment type. The participant’s accrued benefits are calculated as of December 31, 2005 and December 31, 2006. The present value is calculated using the accrued benefit at each date valued multiplied by a present value factor based on an assumed age 65 retirement date, 50% of benefit valued at 5.0% interest and 50% of benefit valued at 7.75% interest, and the 1994 Group Annuity Mortality (GAM) table projected 5 years. The difference between the present value of the December 31, 2006 accrued benefit and the present value of the December 31, 2005 accrued benefit is the “change in pension value” for the qualified plan.
     The nonqualified defined benefit plan, as described in the CD&A, provides benefits under the same terms and conditions as the qualified plan, except that earnings are defined as base salary plus annual incentive. However, the nonqualified plan does not limit annual earnings or benefits. Benefits provided under the qualified plan are an offset to the benefits provided under the nonqualified plan. The participants’ benefits are calculated as of December 31, 2005 and December 31, 2006. The present value is calculated using the accrued benefit at each date valued multiplied by a present value factor based on an assumed age 65 retirement, 5.5% and 5.75% interest, respectively, and the 1994 GAM table projected 5 years, discounted to current age at 7.75%. The difference between the present value of the December 31, 2006 accrued benefit and the present value of the December 31, 2005 accrued benefit is the “change in pension value” for the nonqualified plan.
     The total “Change in Pension Value” included in the Summary Compensation Table is the sum of the change in the qualified plan and the change in the nonqualified plan.
Grants of Plan-Based Awards
     The following table shows the potential value of non-equity incentive plan awards granted to the named officers in 2006:

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name and Principal Position	Threshold	Target	Maximum
John R. Price	$110,000	$192,500	$275,000	(a)
Chief Executive Officer	214,500	429,000	858,000	(b)
William G. Batz	80,385	107,181	160,771	(a)
Chief Operating Officer	133,761	267,523	535,045	(b)
Kristina K. Williams	51,188	68,250	102,375	(a)
Chief Financial Officer	85,176	170,352	340,704	(b)
Paul H Dimmick	50,700	67,600	101,400	(a)
Managing Director, Capital Markets	84,365	168,730	337,459	(b)
Dana A. Yealy	45,041	60,055	90,082	(a)
General Counsel	74,948	149,896	299,792	(b)
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
     Performance measures are described in the CD&A.

Pension Benefits

			Present Value of	Payments
Name and		Number of Years	Accumulated	During
Principal Position	Plan Name	Credit Service	Benefits	2006
John R. Price	Pentegra Defined	0.41	$20,000	—
Chief Executive Officer	Benefit Plan SERP	1.00	91,000	—
William G. Batz	Pentegra Defined	17.58	542,000	—
Chief Operating Officer	Benefit Plan SERP	18.08	702,000	—
Kristina K. Williams	Pentegra Defined	1.50	11,000	—
Chief Financial Officer	Benefit Plan SERP	2.00	22,000	—
Paul H. Dimmick Managing Director,	Pentegra Defined	2.83	80,000	—
Capital Markets	Benefit Plan SERP	3.33	55,000	—
Dana A. Yealy	Pentegra Defined	20.83	260,000	—
General Counsel	Benefit Plan SERP	21.33	136,000	—
Eric J. Marx Former Chief Financial	Pentegra Defined	10.16	151,000	—
Officer	Benefit Plan SERP	10.66	0	$301,099
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

Nonqualified Deferred Compensation

					Aggregate
	Executive	Registrant	Aggregate	Aggregate	Balance at
Name and	Contributions in	Contributions in	Earnings in	Withdrawals/	December 31,
Principal Position	2006	2006	2006	Distributions	2006
John R. Price Chief Executive Officer	$185,002	$30,000	$3,803	—	$218,805
William G. Batz Chief Operating Officer	18,361	18,509	197,420	—	1,426,269
Kristina K. Williams Chief Financial Officer	93,755	19,075	22,861	—	212,189
Paul H. Dimmick Managing Director, Capital Markets	11,631	12,820	5,976	—	72,925
Dana A. Yealy General Counsel	26,118	13,343	54,809	—	457,863
Eric J. Marx Former Chief Financial Officer	3,909	4,203	48,818	$336,840	449,946
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

Fund Name	Rate of Return
Aggregate Bond Index	N/A
Government Bond Index	1.1%
Growth Asset Allocation	14.4%
Growth & Income Asset Allocation	10.5%
Income Plus Asset Allocation	6.6%
International Stock	25.5%
Money Market	4.7%
Nasdaq 100 Stock	6.2%
Russell 2000 Stock	17.5%
S&P 500 Stock	15.1%
S&P 500/Growth Stock	10.7%
S&P 500/Value Stock	19.9%
S&P Midcap Stock	9.7%
Stable Value	3.9%
US REIT Index	34.8%

Post-Termination Compensation

Name and	Base Salary		Medical Insurance		Executive Outplacement*
Principal Position	Length	Amount	Length	Amount	Length	Amount
John R. Price Chief Executive Officer	52 weeks	$500,004	52 weeks	$8,067	12 months	$13,000
William G. Batz Chief Operating Officer	52 weeks	416,235	52 weeks	8,067	12 months	13,000
Kristina K. Williams Chief Financial Officer	26 weeks	130,000	26 weeks	1,506	12 months	13,000
Paul H. Dimmick Managing Director, Capital Markets	26 weeks	130,000	26 weeks	4,033	12 months	13,000
Dana A. Yealy General Counsel	52 weeks	228,779	52 weeks	8,067	12 months	13,000

*	Estimate
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
(b) Index of Exhibits
     The following is a list of the exhibits filed herewith:
3.1	Certificate of Organization*

3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh*

4.1	Bank Capital Plan*

10.1	Severance Policy*#

10.2	Federal Home Loan Bank of Pittsburgh Incentive Compensation Plan*#

10.3	Federal Home Loan Bank of Pittsburgh Long-Term Incentive Compensation Plan*#

10.4	Federal Home Loan Bank of Pittsburgh Supplemental Thrift Plan*#

10.5	Federal Home Loan Bank of Pittsburgh Supplemental Executive Retirement Plan*#

10.6	Directors’ Fee Policy*#

10.7	Services Agreement with FHLBank of Chicago*

10.8	Executive Severance Agreement with former CFO Eric Marx*#

10.9	Offer Letter for John Price*#

10.10	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement**

10.11	Pentegra Financial Institutions Retirement Fund Summary Plan Description****#

12.1	Ratio of Earnings to Fixed Charges****

22.1	Election of Directors Report***

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350

99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter****

99.2	Bank Letter of Members Regarding 2006 Director Elections****

99.3	Unaudited Quarterly Statement of Cash Flow-Restatements Effects

*	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.

**	Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 1 to our registration statement on Form 10 filed with the SEC on July 19, 2006.

***	Incorporated by reference to our current report on Form 8-K filed with the SEC on November 17, 2006.

****	Incorporated by reference to the correspondingly numbered Exhibit to our Annual Report filed on Form 10-K with the SEC on March 16, 2007.

#	Denotes a management contract or compensatory plan or arrangement.

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
     Constant Maturity Treasury (CMT): Refers to the par yield that would be paid by a U. S. Treasury bill, note or bond that matures in exactly one, two, three, five, seven, ten, 20 or 30 years.
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

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused Amendment No. 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Federal Home Loan Bank of Pittsburgh
(Registrant)
Date: May 11, 2007
By:                                                   /s/ Kristina K. Williams
Kristina K. Williams
Chief Financial Officer