Form 10-Q
period 2007-03-31
Federal Home Loan Bank of Pittsburgh
filed 2007-05-11
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
or
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

There were 29,484,090 shares of common stock with a par value of $100 per share outstanding at April 30, 2007.

FEDERAL HOME LOAN BANK OF PITTSBURGH

PART I — FINANCIAL INFORMATION

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Federal Home Loan Bank of Pittsburgh (Bank) is one of twelve Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The twelve FHLBanks, along with the Office of Finance (OF) (the FHLBanks’ fiscal agent) and the Federal Housing Finance Board (Finance Board) (the FHLBanks’ regulator) make up the Federal Home Loan Bank System (FHLBank System). The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital and public sponsorship. The public sponsorship attributes include: (1) being exempt from federal, state and local taxation, except real estate taxes; (2) being exempt from registration under the Securities Act of 1933 (1933 Act) (the FHLBanks are required by Finance Board regulation to register a class of their equity securities under the Securities Exchange Act of 1934 (1934 Act)); (3) having public interest directors appointed by its regulator; and (4) having a line of credit with the United States Treasury.

Business Segments.  The Bank reviews its operations by grouping its products and services within two business segments. The products and services provided through these segments reflect the manner in which financial information is evaluated by management of the Bank. These business segments are:

•	Traditional Member Finance

•	Mortgage Partnership Finance® (MPF®) Program

Financial Highlights

The Statement of Operations data for the three months ended March 31, 2007 and 2006, and the Statement of Condition data as of March 31, 2007 are unaudited and are derived from the financial statements and footnotes included in this report. The Statement of Condition data as of December 31, 2006 is derived from the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Statement of Operations

	Three months ended March 31,
(in thousands)	2007	2006

Net interest income before provision for credit losses	$83,654	$78,250
Provision for credit losses	1,889	570
Other income, excluding net gain on derivatives and hedging activities	1,583	1,641
Net gain on derivatives and hedging activities	4,997	4,626
Other expense	15,161	16,303

Income before assessments	73,184	67,644
Assessments	19,429	17,957

Net income	$53,755	$49,687

Earnings per share(1)	$1.73	$1.68

Dividends	$49,246	$24,014
Weighted average dividend rate(2)	5.83%	3.30%
Return on average capital	6.47%	6.35%
Return on average assets	0.29%	0.28%
Net interest margin(3)	0.46%	0.44%
Total capital ratio (at period-end)(4)	4.57%	4.38%
Total average capital to average assets	4.52%	4.38%

Notes:

(1)	Earnings per share calculated based on net income.

(2)	Weighted average dividend rates are annualized dividends divided by the average of the daily balances of outstanding capital stock during the period that are eligible for dividends.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.

(4)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at period end.

Statement of Condition

(in thousands)	March 31, 2007	December 31, 2006

Loans to members	$45,801,468	$49,335,377
Investments — Federal funds sold, interest-bearing deposits and investment securities(1)	19,465,316	19,994,932
Mortgage loans held for portfolio, net	6,749,908	6,966,345
Total assets	73,010,980	77,376,458
Deposits and other borrowings(2)	1,807,108	1,433,889
Consolidated obligations, net(3)	67,129,280	71,472,618
AHP payable	51,582	49,386
REFCORP payable	13,544	14,531
Capital stock — putable	3,082,834	3,384,358
Retained earnings	259,286	254,777
Total capital	3,337,149	3,633,974

Notes:

(1)	None of these securities were purchased under agreements to resell.

(2)	Includes mandatorily redeemable capital stock.

(3)	Aggregate FHLBank System-wide consolidated obligations (at par) were $951.5 billion and $952.0 billion at March 31, 2007 and December 31, 2006, respectively.

Forward-Looking Information

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the Bank’s capital structure; membership changes; changes in the demand by Bank members for Bank advances; an increase in advance prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other Federal Home Loan Banks (FHLBanks) to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes and Risk Factors includes in Part II Item 1A of this report on Form 10-Q, and the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the three months ended March 31, 2007. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in the report as well as the audited financial statements and analysis for the year ended December 31, 2006, included in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Summary of Financial Results

Net Income and Return on Capital.  The Bank’s net income totaled $53.8 million for the first quarter of 2007, an increase of $4.1 million from the first quarter of 2006. The primary reason for the earnings increase was an increase in net interest income which, for the first quarter of 2007, reflected a $5.4 million increase over first quarter 2006. The higher rate environment resulted in higher interest income, primarily on the loans to members portfolio. This increase was partially offset by higher interest expense on discount notes, due to both increased volume and higher interest rates paid. Details of the Statement of Operations are discussed more fully below. The Bank’s return on average capital increased to 6.47% in the first quarter of 2007, up from a return on average capital of 6.35% in the same year-ago period.

Dividend Rate.  Because members may purchase and redeem their Bank capital stock shares only at par value, management has regarded quarterly dividend payments as an important vehicle through which a direct investment return is provided. The Bank’s weighted average dividend rate was 5.83% in the first quarter of 2007 compared to 3.30% in the first quarter of 2006. Retained earnings were $259.3 million as of March 31, 2007, compared to $254.8 million at December 31, 2006.

Net Interest Income

The following table summarizes the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three months ended March 31, 2007 and 2006.

Average Balances and Interest Yields/Rates Paid

	Three months ended March 31,
	2007			2006

		Interest	Avg.		Interest	Avg.
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold(1)	$3,538	$46	5.31	$3,150	$35	4.46
Interest-bearing deposits	3,901	52	5.37	3,364	38	4.53
Investment securities(2)	12,819	157	4.96	11,392	128	4.56
Loans to members(3)	46,204	623	5.47	45,951	527	4.66
Mortgage loans held for portfolio(3)	6,855	88	5.21	7,545	95	5.12

Total interest-earning assets	73,317	966	5.34	71,402	823	4.68
Allowance for credit losses	(7)			(6)
Other assets	1,260			956

Total assets	$74,570			$72,352

Liabilities and capital
Deposits	$1,398	$17	5.10	$1,138	$12	4.19
Consolidated obligation discount notes	16,851	218	5.24	11,678	127	4.42
Consolidated obligation bonds	51,996	647	5.04	55,350	606	4.44
Other borrowings	22	—	6.98	18	—	3.39

Total interest-bearing liabilities	70,267	882	5.09	68,184	745	4.43
Other liabilities	934			996
Total capital	3,369			3,172

Total liabilities and capital	$74,570			$72,352

Net interest spread			0.25			0.25
Impact of noninterest-bearing funds			0.21			0.19

Net interest income/net interest margin		$84	0.46		$78	0.44

Notes:

(1)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.

(2)	The average balance of investment securities available-for-sale represents fair values. Related yield, however, is calculated based on cost.

(3)	Nonaccrual loans are included in average balances in determining the average rate.

Net interest income increased $5.4 million, or 6.9%, to $83.6 million for the first quarter of 2007. The increase was primarily rate driven, as indicated in the table below. Average interest-earning assets and average interest-bearing liabilities only increased 2.7% and 3.1%, respectively, over the prior year period. The net interest margin increased 2 basis points to 0.46% for the first quarter of 2007, due to an increase of 2 basis points in the impact of net noninterest-bearing funds. While the net interest spread is the same for both periods, the Bank has experienced some spread compression and expects this trend to continue. The impact of net noninterest-bearing funds is driven primarily by short-term interest rates; as the short-term rates increase, the impact of net noninterest-bearing funds increases as well.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three months ended March 31, 2007 and 2006.

	2007 compared to 2006(1)
(in millions)	Volume	Rate	Total

Increase (decrease) in interest income due to:
Federal funds sold	$4	$7	$11
Interest-bearing deposits	6	8	14
Investment securities	16	13	29
Loans to members	3	93	96
Mortgage loans held for portfolio	(9)	2	(7)

Total	20	123	143
Increase (decrease) in interest expense due to:
Deposits	2	3	5
Consolidated obligation discount notes	57	34	91
Consolidated obligation bonds	(37)	78	41

Total	22	115	137

Increase (decrease) in net interest income	$(2)	$8	$6

Note:

(1)	The changes for each category of interest income and expense are divided between the portion of change attributed to volume or rate for that category.

The $1.9 billion, or 2.7%, increase in average interest-earning assets was driven primarily by increases in the investment securities portfolio, interest-bearing deposits and Federal funds sold balances. The loans to members average portfolio increased only slightly from the same year-ago period. These increases were offset by a decrease in the balance of mortgage loans held for portfolio.

The increases in investments, interest-bearing deposits and Federal funds sold totaled $2.4 billion, or 13.1%, and reflected the Bank’s ongoing strategy of increasing liquidity through increases in short-term investments. This focus was in response to the Federal Reserve Daylight Overdraft Policy, which became effective July 20, 2006. The Bank has been investing in these liquid assets when short-term rates have been increasing and, as a result, the interest income on these investments increased $54 million, or 26.9%, due both to volume and rates.

The loans to members portfolio increased only $253 million, or 0.6%, from the prior year period. The $96 million, or 18.2%, increase in interest income on this portfolio was almost entirely rate-driven. The portfolio has been affected by the flat yield curve, which has caused members to de-leverage their balance sheets. The fluctuations within the portfolio are discussed more fully below.

The mortgage loans held for portfolio decreased $690 million, or 9.1%, from the first quarter of 2006, with a related $7 million, or 7.4%, decrease in interest income. The level of mortgages available to be purchased from members, down in large part due to the charter consolidation of the Bank’s largest provider of mortgages, has not been able to keep pace with the existing portfolio run-off, resulting in a decline in the overall portfolio.

The composition of the consolidated obligation portfolio reflected a change from longer-term bonds to short-term discount notes, with bonds decreasing $3.4 billion, or 6.1%, while discount notes increased $5.2 billion, or 44.3%. The related interest expense on the bonds and discount notes increased $41 million, or 6.8%, and $91 million, or 71.7%, respectively. The increase in interest expense on discount notes was primarily volume-driven, while the increase in the interest expense on bonds was rate-driven. The primary drivers of the increase in the balance of discount notes, and related interest, were the funding requirements of interest-bearing deposits and

Federal funds sold as well as a need to provide additional funding flexibility relative to the changing mix of the loans to members portfolio.

Loans to Members Portfolio Detail:

		Average Balances
(in millions)		Three months ended March 31,
Product	Description	2007	2006

RepoPlus	Short-term fixed-rate loans; principal and interest paid at maturity.	$4,758.8	$5,597.4
Mid-Term RepoPlus	Mid-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly.	19,746.6	18,756.0
Term Loans	Long-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly; (includes amortizing loans with principal and interest paid monthly); Affordable Housing Loans and Community Investment Loans.	10,398.9	12,070.1
Convertible Select	Long-term fixed-rate and adjustable-rate loans with conversion options sold by member; principal paid at maturity; interest paid quarterly.	8,800.7	8,402.2
Hedge Select	Long-term fixed-rate and adjustable-rate loans with embedded options bought by member; principal paid at maturity; interest paid quarterly.	50.0	154.4
Returnable	Loans in which the member has the right to prepay the loan after a specified period.	2,515.0	1,068.9

Total par value		46,270.0	46,049.0
Discount on AHP loans to members		(1.5)	(1.7)
Deferred prepayment fees		(0.2)	(0.3)
SFAS 133 hedging adjustment		(64.2)	(96.1)

Total book value		$46,204.1	$45,950.9

As noted in the chart above, there was a slight shift from the RepoPlus product to the Mid-Term RepoPlus product. This is due in part to management efforts to extend the loans to members portfolio maturity and in part to the short-term interest rate environment. As short-term interest rates rise, overnight Federal funds and other sources of overnight funding become more attractive to members than Bank overnight loans. The short-term balances in the RepoPlus product tend to be extremely volatile as members borrow and repay frequently. The balances in the Mid-Term RepoPlus product tend to be somewhat variable, as these balances are driven by the members’ liquidity needs. Maturing loans are not always replaced if additional liquidity is not needed.

In addition, there was a shift from the Term Loan product to the Returnable product; the call option on the Returnable product was cheaper due to lower option volatility in the first quarter of 2007 than the first quarter of 2006, creating an opportunity for members to purchase prepayment protection at lower cost.

As of March 31, 2007, 36% of the loans in the portfolio had an original maturity of one year or less. Loans with an original maturity or next call date of one year or less comprised 41% of the portfolio at March 31, 2007; those with an original maturity or next convertible date of one year or less comprised 56% of the quarter-end balance.

The growth of the loans to members portfolio may be impacted by the following: (1) the Federal Reserve Daylight Overdraft Policy, which has put pressure on the Bank’s overnight cost of funds; (2) the slowing housing market; (3) the flatter yield curve; and (4) any potential Finance Board retained earnings rule that could limit the Bank’s ability to declare dividends. These factors continue to put pressure on the Bank’s ability to grow the loans to members portfolio in the current pricing environment.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the three months ended March 31, 2007 and 2006. Derivative and hedging activities are discussed below in the other income (loss) section.

2007

				Interest
		Interest Inc./	Avg.	Inc./ Exp.	Avg.		Incr./
	Average	Exp. with	Rate	without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$3,538	$46	5.31	$46	5.31	$-
Interest-bearing deposits	3,901	52	5.37	52	5.37	-
Investment securities	12,819	157	4.96	157	4.96	-
Loans to members	46,204	623	5.47	568	4.98	55	0.49
Mortgage loans held for portfolio	6,855	88	5.21	89	5.26	(1)	(0.05)

Total interest-earning assets	73,317	966	5.34	912	5.04	54	0.30
Allowance for credit losses	(7)
Other assets	1,260

Total assets	$74,570

Liabilities and capital
Deposits	$1,398	$17	5.10	$17	5.10	$-
Consolidated obligation discount notes	16,851	218	5.24	218	5.24	-
Consolidated obligation bonds	51,996	647	5.04	611	4.76	36	0.28
Other borrowings	22	-	6.98	-	6.98	-

Total interest-bearing liabilities	70,267	882	5.09	846	4.88	36	0.21
Other liabilities	934
Total capital	3,369

Total liabilities and capital	$74,570

Net interest income/interest rate spread		$84	0.25	$66	0.16	$18	0.09

2006

		Interest Inc./	Avg.	Interest Inc./	Avg.		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$3,150	$35	4.46	$35	4.46	$-
Interest-bearing deposits	3,364	38	4.53	38	4.53	-
Investment securities	11,392	128	4.56	128	4.56	-
Loans to members	45,951	527	4.66	499	4.40	28	0.26
Mortgage loans held for portfolio	7,545	95	5.12	96	5.18	(1)	(0.06)

Total interest-earning assets	71,402	823	4.68	796	4.52	27	0.16
Allowance for credit losses	(6)
Other assets	956

Total assets	$72,352

Liabilities and capital
Deposits	$1,138	$12	4.19	$12	4.19	$-
Consolidated obligation discount notes	11,678	127	4.42	127	4.42	-
Consolidated obligation bonds	55,350	606	4.44	572	4.18	34	0.26
Other borrowings	18	-	3.39	-	3.39	-

Total interest-bearing liabilities	68,184	745	4.43	711	4.22	34	0.21
Other liabilities	996
Total capital	3,172

Total liabilities and capital	$72,352

Net interest income/interest rate spread		$78	0.25	$85	0.30	$(7)	(0.05)

Mortgage Loan Premium/Discount.  When mortgage loans are acquired by the Bank under the MPF Program, a premium or discount is typically paid to the participating financial institution. There are two primary reasons for these premiums or discounts: (1) prevailing market rates change between the date the mortgage loan is priced to the homeowner and the date the originating member locks in a commitment price at which to sell the loans to the Bank; or (2) borrowers elect to pay a higher than market rate on their mortgage loan in exchange for a reduction in up-front loan points, fees, and/or other loan closing costs. This practice of “financing the closing costs” results in a market-wide prevalence of premiums as opposed to discounts, which is reflected in the Bank’s mortgage loan portfolio. When mortgage loans pay off prior to their contractual terms, any associated unamortized premiums or discounts are recorded in net interest income.

The change in the amount of amortization and accretion of premiums and discounts on mortgage loans impacts the total and variability of the Bank’s net interest income. The combination of historically low residential mortgage rates, aggressive marketing by loan originators and the availability of low-cost loan products to prospective borrowers, had previously resulted in high levels of prepayment activity in the Bank’s mortgage loan portfolio. However, throughout 2006 and into 2007, prepayment activity decreased from prior levels, resulting in lower net premium/discount amortization. In the first quarter of 2007, amortization and accretion of mortgage loan premiums and discounts resulted in a net expense of $2.7 million, compared to $3.7 million during the first quarter of 2006.

The table below provides key information related to the Bank’s premium/discount on mortgage loans.

	Three months ended March 31,

(dollars in thousands)	2007	2006

Net premium/(discount) expense for the period	$2,669	$3,661
Mortgage loan related net premium balance at period-end	$49,877	$65,955
Mortgage loan par balance at period-end	$6,681,725	$7,351,701
Premium balance as a percent of mortgage loans	0.75%	0.90%

Other Income (Loss)

	Three months ended March 31,		% Change 2007/
(in thousands)	2007	2006	2006

Services fees	$958	$1,173	(18.3)
Net gain on derivatives and hedging activities	4,997	4,626	8.0
Other, net	625	468	33.5

Total other income	$6,580	$6,267	5.0

First quarter 2007 results included other income of $6.6 million, compared with $6.3 million in first quarter 2006. Services fees decreased $215 thousand, or 18.3%, including declines in coin and currency and wire services. All other income increased $157 thousand, or 33.5%, including increased income on REO dispositions. Net gains on derivatives and hedging activities increased $371 thousand, or 8.0%, compared to the prior year quarter.

Derivatives and Hedging Activities.  The Bank enters into interest rate swaps, caps, floors, swaption agreements and TBA securities, referred to collectively as derivative instruments. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded in the balance sheet at fair value. Changes in derivatives fair values are recorded in either the Statement of Operations or accumulated other comprehensive income within the capital section of the Statement of Condition depending on the hedge strategy.

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

Regardless of the hedge strategy employed, the Bank’s predominant hedging instrument is an interest rate swap. At the time of inception, the fair market value of an interest rate swap generally equals or is close to a zero value. Notwithstanding the exchange of interest payments made during the life of the swap, which are recorded as either interest income/expense or as a gain (loss) on derivative, depending upon the accounting classification of the hedge instrument, the fair value of an interest rate swap returns to zero at the end of its contractual term. Therefore, although the fair value of an interest rate swap is likely to change over the course of its full term, upon maturity any unrealized gains and losses net out to zero.

The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness.

		Three months ended
		March 31,

(in thousands)
Type of Hedge	Asset/Liability Hedged	2007	2006

Fair value hedge ineffectiveness	Loans to members	$2,635	$1,437
	Consolidated obligations	2,689	560

	Total fair value hedge ineffectiveness	5,324	1,997
Economic hedges		(535)	2,562
Intermediary transactions		52	(55)
Other		156	122

Net gain on derivatives and hedging activities		$4,997	$4,626

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). For the first quarter of 2007, total ineffectiveness related to these fair value hedges resulted in a gain of $5.3 million compared to a gain of $2.0 million in the first quarter of 2006. During the same period, the overall notional amount decreased from $68.9 billion in 2006 to $60.7 billion in 2007. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a loss of $0.5 million in 2007 compared to a gain of $2.6 million in 2006. The overall notional amount of economic hedges decreased from $3.2 billion in 2006 to $2.9 billion in 2007.

Other Hedging Techniques.  Other hedging techniques used by the Bank to offset the potential earnings effects of loan prepayments include callable debt instruments in the funding mix and the purchase of interest rate option contracts. Costs associated with callable debt instruments are reflected in the overall cost of funding included in the calculation of net interest margin. Gains and losses on purchased option positions are included in “other net gain (loss) on derivatives and hedging activities.”

Intermediary Transactions.  Derivatives in which the Bank is an intermediary may arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. The following table details the net gains and losses on intermediary transactions.

	Three months ended March 31,
(in thousands)	2007	2006

Contracts with members — fair value change	$8	$(1,567)
Contracts with counterparties — fair value change	(16)	1,492

Net fair value change	(8)	(75)
Interest income due to spread	60	20

Net gain (loss) on intermediary derivative activities	$52	$(55)

Other Expense

	Three months ended March 31,		% Change
(in thousands)	2007	2006	2007/2006

Operating — salaries and benefits	$9,387	$9,832	(4.5)
Operating — occupancy	801	761	5.3
Operating — other	3,689	4,577	(19.4)
Finance Board	660	583	13.2
Office of Finance	624	550	13.5

Total other expenses	$15,161	$16,303	(7.0)

Other expense totaled $15.2 million in the first quarter of 2007, compared to $16.3 million in the first quarter of 2006, a decrease of $1.1 million, or 7.0%. Excluding the operating expenses of the Finance Board and OF described below, total other expense decreased $1.3 million, or 8.5%. The decline was due to decreases in salaries and benefits of $445 thousand and other operating expenses of $888 thousand. Salaries and benefits expense in the first quarter of 2006 included $1.1 million related to a retirement plan lump sum payment for the former CEO, not recurring in 2007. Offsetting this decline were increases in incentive compensation and overall merit increases and promotions. Other operating expenses in the first quarter of 2006 included $460 thousand of grossed-up relocation expense for the newly-hired CEO.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Board and the OF. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations and totaled $1.3 million and $1.1 million for the first three months of 2007 and 2006, respectively. The Bank has no control over the operating expenses of the Finance Board. The FHLBanks are able to exert a limited degree of control over the operating expenses of the OF due to the fact that two directors of the OF are also FHLBank presidents.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	Three months ended March 31,		% Change
(in thousands)	2007	2006	2007/2006

Affordable Housing Program (AHP)	$5,990	$5,535	8.2
REFCORP	13,439	12,422	8.2

Total assessments	$19,429	$17,957	8.2

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through the first quarter of 2007 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final payment during the second quarter of 2015. This date assumes that the FHLBanks pay exactly $300 million annually until 2015. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

Application of the REFCORP percentage rate as applied to earnings during first quarter 2007 and first quarter 2006 resulted in expenses for the Bank of $13.4 million and $12.4 million, respectively. The year-to-year changes in AHP and REFCORP assessments for the Bank reflect the changes in pre-assessment earnings.

Financial Condition

The following is Management’s Discussion and Analysis of the Bank’s financial condition at March 31, 2007 compared to December 31, 2006. This should be read in conjunction with the Bank’s unaudited interim financial statements and notes in this report and the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Asset Growth and Composition.  As a result of decreases in the loans to members and investment securities portfolios, the Bank’s total assets decreased $4.4 billion, or 5.6%, to $73.0 billion at March 31, 2007, down from $77.4 billion at December 31, 2006. Loans to members decreased $3.5 billion due primarily to a decline in loans outstanding to Sovereign Bank, the Bank’s largest member, discussed in further detail below. The short-term portion of the loans to members portfolio is volatile and can result in large swings in balances. For example, the March 31, 2007 portfolio balance included overnight funding to Lehman Brothers Bank FSB of $4.0 billion, which subsequently matured on April 2, 2007.

Total housing finance-related assets, which include MPF Program loans, loans to members, mortgage-backed securities and other mission-related investments, decreased by $3.9 billion, or 5.8%, to $64.0 billion at March 31, 2007, down from $68.0 billion at December 31, 2006. Total housing finance-related assets accounted for 87.7% of assets as of March 31, 2007 and 87.9% of assets as of December 31, 2006.

Loans to Members.  At March 31, 2007, total loans to members reflected balances of $45.8 billion to 219 borrowing members, compared to $49.3 billion at year-end 2006 to 221 borrowing members, representing a 7.2% decrease in the portfolio balance. A significant concentration of the loans continued to be generated from the Bank’s four largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the three months ended March 31, 2007 and the year ended December 31, 2006.

Member Asset Size	2007	2006

Less than $100 million	45	54
Between $100 million and $500 million	124	137
Between $500 million and $1 billion	37	45
Between $1 billion and $5 billion	28	26
Greater than $5 billion	13	13

Total borrowing members	247	275

Total membership	337	334
Percent of members borrowing	73.3%	82.3%

As previously disclosed in the Bank’s 2006 Annual Report filed on Form 10-K, as amended, on December 21, 2006, Sovereign Bank announced a balance sheet restructuring including de-leveraging of approximately $10 billion in assets and $10 billion in wholesale funding, including FHLBank System debt, during the first quarter of 2007. As of March 31, 2007, Sovereign Bank’s loans outstanding declined $6.3 billion, to $11.7 billion, down from a December 31, 2006 balance of $18.0 billion.

Loans to members in the first quarter of 2007 reflected the residential real estate market and, to a lesser degree, small business and commercial real estate demand of members’ customers. Loan demand of members slowed due to the limited economic growth in the Bank’s market, which includes Pennsylvania, West Virginia and Delaware. In addition, the loans to members portfolio activity was impacted by the flat interest rate environment, which has made it difficult for members to profit from lending and investing activities, and intense competition for members’

funding requirements from capital markets and brokered CD organizations. As a result, the Bank expects moderate activity in this portfolio through the remainder of 2007.

As of March 31, 2007, the Bank’s loans to members portfolio was still weighted heavily in the combined mid-term and long-term products offered to members. These balances accounted for 61.2% of the total portfolio at March 31, 2007 compared to 65.5% of the portfolio at December 31, 2006. A number of members within the Bank’s market have a high percentage of long-term mortgage assets on their balance sheets; the members fund these assets through longer-term borrowings with the Bank to mitigate interest rate risk. Meeting the needs of such members will continue to be an important part of the Bank’s loans to members business.

Mortgage Loans Held for Portfolio.  In addition to the reduction in loans to members, net mortgage loans held for portfolio have also decreased, declining 3.1% to $6.7 billion as of March 31, 2007, compared to $7.0 billion at December 31, 2006.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table.

(in thousands)	March 31, 2007	December 31, 2006

Loans to members	$45,801,468	$49,335,377
Mortgage loans held for portfolio, net(1)	6,749,908	6,966,345
Nonaccrual mortgage loans, net	17,175	18,771
Mortgage loans past due 90 days or more and still accruing interest(2)	11,702	15,658
Banking on Business (BOB) loans, net(3)	10,782	11,469

Notes:

(1)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.

(2)	Government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.

(3)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

Allowance for Credit Losses.  The allowance for credit losses is evaluated on a quarterly basis by management to identify the losses inherent within each portfolio and to determine the likelihood of collectibility. Due to the collateral held as security and the repayment history for member loans, management believes that an allowance for credit losses for member loans is unnecessary. Details regarding the Bank’s specific methodologies for calculation of allowance for credit losses is included in the Financial Condition section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

At March 31, 2007 and December 31, 2006, the allowance for credit losses on the mortgage loans held for portfolio was $883 thousand and $853 thousand, respectively. At March 31, 2007 and December 31, 2006, the allowance for credit losses on the BOB loans was $6.5 million and $6.7 million, respectively.

Interest-bearing Deposits and Federal Funds Sold.  At March 31, 2007, these short-term investments totaled $6.8 billion, a slight decrease of $150 million, or 2.1% from the December 31, 2006 balance. However, these balances have grown over the last two years. This growth reflects the Bank’s strategy to continue to increase its short-term liquidity position in response to changes brought about by the Federal Reserve Daylight Overdraft Policy.

Investment Securities.  The 2.9% decrease in investment securities from December 31, 2006 to March 31, 2007, was primarily due to a slight decrease in held-to-maturity investments. These investments include mortgage-backed securities (MBS) that are collateralized and provide a return that can significantly exceed the return on other types of investments. However, the amount that the Bank can invest in MBS is limited by regulation to 300% of regulatory capital. As a result of this limitation, and the existing portfolio, the Bank does not anticipate that it will be investing in additional MBS for the near term.

The following tables summarize key investment securities portfolio statistics.

	March 31,	December 31,
(in thousands)	2007	2006

Available-for-sale securities:
Equity mutual funds	$5,463	$5,362
Mortgage-backed securities	54,567	60,486

Total available-for-sale securities	$60,030	$65,848

Held-to-maturity securities:
Commercial paper	$ −	$332,955
State or local agency obligations	779,932	779,780
U.S. government-sponsored enterprises	1,131,217	984,941
Mortgage-backed securities	10,654,151	10,841,424

Total held-to-maturity securities	$12,565,300	$12,939,100

Total investment securities	$12,625,330	$13,004,948

As of March 31, 2007, investment securities had the following maturity and yield characteristics.

	Book
(dollars in thousands)	Value	Yield

Available-for-sale securities:
Equity mutual funds	$5,463	n/a
Mortgage-backed securities	54,567	5.59%

Total available-for-sale securities	$60,030	5.59%

Held-to-maturity securities:
State or local agency obligations:
After one but within five years	$379,420	5.75%
After five but within ten years	14,820	4.52%
After ten years	385,692	5.61%

Total state or local agency obligations	779,932	5.66%

U.S. government-sponsored enterprises:
Within one year	300,000	4.96%
After one but within five years	700,000	5.35%
After five years	131,217	4.05%

Total U.S. government-sponsored enterprises	1,131,217	5.09%
Mortgage-backed securities	10,654,151	4.69%

Total held-to-maturity securities	$12,565,300	4.79%

As of March 31, 2007, the held-to-maturity securities portfolio included unrealized losses of $177.8 million which are considered temporary. The basis for determination that these declines in fair value are temporary is explained in detail in Note 5 of the unaudited interim financial statements.

As of March 31, 2007, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total	Total
(in thousands)	Book Value	Fair Value

Federal Home Loan Mortgage Corporation	$1,522,639	$1,502,679
Wells Fargo Mortgage Backed Securities Trust	1,253,496	1,246,291
Federal National Mortgage Association	1,204,174	1,180,181
J.P. Morgan Mortgage Trust	1,113,682	1,110,736
Countrywide Home Loans	583,682	572,493
Countrywide Alternative Loan Trust	559,506	556,558
Structured Adjustable Rate Mortgage Loan Trust	548,637	549,830
Structured Asset Securities Corporation	454,092	440,117
Citigroup Mortgage Loan Trust	396,077	393,813
Bear Stearns Adjustable Rate Mortgages	380,457	376,598
Washington Mutual	357,243	346,563

Total	$8,373,685	$8,275,859

Deposits.  At March 31, 2007, time deposits in denominations of $100,000 or more totaled $1.0 million. The table below presents the maturities for time deposits in denominations of $100,000 or more:

		Over 3 months	Over 6 months
(in thousands)	3 months	but within	but within
By Remaining Maturity at March 31, 2007	or less	6 months	12 months	Total

Time certificates of deposit ($100,000 or more)	$1,000	−	−	$1,000

Commitment and Off-Balance Sheet Items.  At March 31, 2007, the Bank is obligated to fund approximately $283 million in additional loans to members, $5.3 million of mortgage loans, $984.1 million in outstanding standby letters of credit and $70 million in consolidated obligations. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits.

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

At March 31, 2007, Bank retained earnings stood at $259.3 million, representing an increase of $4.5 million, or 1.8%, from December 31, 2006. The Bank exceeded its longer-term retained earnings target of $200 million by first quarter 2006. Prior to reaching the retained earnings target, the Bank paid out less than 100% of net income in dividends. Any future dividend payments are subject to the approval of the Board of Directors and the Bank may pay out less than 100% of net income in dividends.

The following table summarizes the change in retained earnings:

	Three months ended
	March 31,
(in thousands)	2007	2006

Balance, beginning of the period	$254,777	$188,479
Net income	53,755	49,687
Dividends	(49,246)	(24,014)

Balance, end of the period	259,286	214,152

Payout ratio (dividends/net income)	91.6%	48.3%

Operating Segment Results

The following is Management’s Discussion and Analysis of the Bank’s operating segment results for the three months ended March 31, 2007 and 2006, which should be read in conjunction with the unaudited interim financial statements and notes included in the report.

The Bank operates two segments differentiated by products. The first segment entitled Traditional Member Finance encompasses a majority of the Bank’s activities, including but not limited to, providing loans to members; investments; and deposit products. The MPF, or Mortgage Finance, segment purchases loans from members and funds and hedges the resulting portfolio.

Results of segments are presented based on management accounting practices and the Bank’s management structure. There is no comprehensive, authoritative body of guidance for management accounting equivalent to Generally Accepted Accounting Principles (GAAP). Therefore, the financial results of the segments are not necessarily comparable with similar information at other FHLBanks or any other company.

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

The following tables set forth the Bank’s financial performance by operating segment for the three months ended March 31, 2007 and 2006.

	Traditional	MPF® or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2007
Net interest income	$77,083	$6,571	$83,654
Provision for credit losses	1,860	29	1,889
Other income	6,634	(54)	6,580
Other expenses	14,417	744	15,161

Income before assessments	67,440	5,744	73,184
Affordable Housing Program	5,521	469	5,990
REFCORP	12,384	1,055	13,439

Total assessments	17,905	1,524	19,429

Net income	$49,535	$4,220	$53,755

Total assets	$66,261,072	$6,749,908	$73,010,980

2006
Net interest income	$69,791	$8,459	$78,250
Provision (benefit) for credit losses	710	(140)	570
Other income	5,947	320	6,267
Other expenses	15,211	1,092	16,303

Income before assessments	59,817	7,827	67,644
Affordable Housing Program	4,896	639	5,535
REFCORP	10,984	1,438	12,422

Total assessments	15,880	2,077	17,957

Net income	$43,937	$5,750	$49,687

Total assets	$65,086,959	$7,439,741	$72,526,700

Results of Operations.  Total net income increased $4.1 million to $53.8 million for the first quarter of 2007, compared to $49.7 million in the first quarter of 2006. An increase of $5.6 million in the net income of the Traditional Member Finance segment more than offset a $1.5 million decrease in the Mortgage Finance segment net income.

Traditional Member Finance Segment.  The $5.6 million increase in net income in the Traditional Member Finance segment resulted primarily from a $7.3 increase in net interest income. Higher levels of investment securities, as well as the impact of a rising rate environment and a slight increase in net interest spread, contributed to the net income growth.

Mortgage Finance Segment.  The $1.5 million decline in net income in the Mortgage Finance segment was primarily due to lower net interest income, which decreased $1.9 million from the prior year period. Lower interest-earning asset levels and a smaller net interest spread contributed to this decrease. Total assets declined in this segment, reflecting the continued run-off of the portfolio.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources at March 31, 2007. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report and the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Risk-Based Capital (RBC)

The Bank became subject to the Finance Board’s Risk-Based Capital (RBC) regulations upon implementation of its capital plan on December 16, 2002. This regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operational risk. Each of these components is computed in accordance with Finance Board regulations.

	March 31,	December 31,
(in thousands)	2007	2006

Permanent capital:
Capital stock(1)	$3,088,400	$3,392,250
Retained earnings	259,286	254,777

Total permanent capital	$3,347,686	$3,647,027

Risk-based capital requirement:
Credit risk capital	$185,282	$191,810
Market risk capital	176,058	199,848
Operations risk capital	108,402	117,497

Total risk-based capital	$469,742	$509,155

Note:

(1)	Capital stock includes mandatorily redeemable capital stock

The Bank held excess permanent capital over RBC requirements of $2.9 billion and $3.1 billion at March 31, 2007 and December 31, 2006, respectively.

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

	March 31,	December 31,
(dollars in thousands)	2007	2006

Capital Ratio
Minimum capital (4.0% of total assets)	$2,920,439	$3,095,058
Actual capital (permanent capital plus loan loss reserves)	3,355,061	3,654,615
Total assets	73,010,980	77,376,458
Capital ratio (actual capital as a percent of total assets)	4.6%	4.7%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,650,549	$3,868,823
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	5,028,905	5,478,130
Leverage ratio (leverage capital as a percent of total assets)	6.9%	7.1%

The Bank’s capital ratio decreased to 4.6% at March 31, 2007, from 4.7% at December 31, 2006. Under the Bank’s capital plan, overall capital stock levels are tied to both the level of member borrowings and unused borrowing capacity which is defined generally as the remaining collateral value against which a member may borrow. Therefore, the Bank’s capital ratios often fluctuate in response to changes in member borrowing activity and unused capacity.

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

As of March 31, 2007 and December 31, 2006, excess capital stock available for repurchase at a member’s request and at the Bank’s discretion totaled $126.4 million and $33.4 million, respectively. It is the Bank’s current practice to promptly repurchase the excess capital stock of its members upon their request, except with respect to directors’ institutions during standard blackout periods. The Bank does not honor other repurchase requests where the capital stock is required to meet a member’s minimum capital stock purchase requirement. Assuming the above amounts of excess stock had been repurchased as of the respective period ends, the resulting decrease in the capital and leverage ratios would have been immaterial.

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

The most significant accounting policies followed by the Bank are presented in Note 3 to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements.

We discuss the following critical accounting policies in more detail under this same heading in the Bank’s 2006 Annual Report filed on Form 10-K, as amended:

•	Loans to Members and Related Allowance for Credit Losses

•	Allowance for Credit Losses on Mortgage Loans Held for Portfolio

•	Allowance for Credit Losses on Banking on Business Loans

•	Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-Backed Securities

•	Guarantees and Consolidated Obligations

•	Accounting for Derivatives

•	Future REFCORP Payments

•	Fair Value Calculations and Methodologies

The Bank did not implement any material changes to its accounting policies or estimates, nor did the Bank implement any new accounting policies that had a material impact on the Bank’s results of operations or financial condition, during the quarter ended March 31, 2007.

Recently Issued Accounting Standards and Interpretations.  See Note 3 to the unaudited interim financial statements for a discussion of recent accounting pronouncements that are relevant to the Bank’s businesses.

Risk Management

Risk Governance

The Bank’s lending, investment and funding activities and its use of derivative hedging instruments expose the Bank to a number of risks, including the following: market and interest rate risk, credit risk, liquidity and funding risk and other risks, such as operating risk and business risk. These risks are discussed in detail further in this section.

The Bank’s Board of Directors and its committees have adopted a comprehensive risk governance structure to oversee the risk management process and manage the Bank’s risk exposures. The Finance and Risk Management Committee of the Board has responsibility to focus on balance sheet management and all risk management issues and is informed by regular and comprehensive reports covering all significant risk types. The Audit Committee has responsibility for monitoring certain operating and business risks and receives regular reports on control issues of significance and quarterly allowance for credit loss reports. Both Committees also receive reports and training dealing in more depth with specific risk issues relevant at the time. Additionally, the Bank conducts an annual bank-wide risk self-assessment which is reviewed and approved by the full Board of Directors.

The Board of Directors sets the risk appetite and risk limits for the Bank, which are reviewed and approved at least annually. The size of the risk limits reflects the Bank’s risk appetite given the market environment, the business strategy and the financial resources available to absorb losses. Risk limit breaches are reported in a timely manner to the Board and senior management and the affected business unit must take appropriate action to reduce affected positions. The risk governance structure also includes a body of risk management policies approved by the Board of Directors. These policies together with subordinate risk management Bank policies and procedures are reviewed on an ongoing basis to ensure that they provide effective governance of the Bank’s risk-taking activities.

In order to provide effective oversight for risk management strategies, policies and action plans, the Bank has created a formal review and reporting structure implemented by three management staff risk committees — the Risk Management Committee, the Asset/Liability Committee (ALCO) and the Credit Risk Committee.

The Bank’s 2006 Annual Report filed on Form 10-K, as amended provides additional information regarding risk governance and the types of policies, processes, instruments and measures used by the Bank to manage risk. For information regarding the Bank’s use of, and accounting policies for, derivative hedging instruments, see Note 10 to the unaudited interim financial statements included in this report and Note 16 to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. Additionally, see the Capital Resources section above for further information regarding the Bank’s risk-based capital and regulatory capital ratios. As of March 31, 2007, there were no material changes in the Bank’s risk exposures since December 31, 2006.

Qualitative Disclosures Regarding Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices, such as interest rates, and other relevant market information, such as basis changes. Risk of loss is defined as the risk that the net market value or estimated fair value of the Bank’s overall portfolio of assets, liabilities and derivatives will decline as a result of changes in interest rates or financial market volatility, or that net earnings will be significantly reduced by interest rate changes. Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk, basis risk, and options risk. The Bank faces repricing risk when a change in interest rates results in a mismatch in the repricing of the assets as compared to that of the liabilities and hedges.

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

The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting and operating within appropriate limits. The Bank’s general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which, taken together, limit the Bank’s expected exposure to market and interest rate risk. Management regularly monitors the Bank’s sensitivity to interest rate changes. Multiple methodologies are used to calculate the Bank’s potential exposure to these changes. These methodologies include measuring repricing gaps, duration and convexity under assumed changes in interest rates, the shape of the yield curve, and market volatility as implied in currently observable market prices. Interest rate exposure is managed by the use of appropriate funding instruments and by employing hedging strategies. Hedging may occur for a single transaction or group of transactions as well as for the overall portfolio. The Bank’s hedge positions are evaluated regularly and are adjusted as deemed necessary by management. The Bank’s market risk limits and measurement are described more fully below.

Quantitative Disclosures Regarding Market Risk

The Bank’s Market Risk Model.  The Bank uses an externally developed model to perform its interest rate risk and market valuation modeling. This model and significant underlying assumptions were subject to Finance Board review and approval prior to its implementation. Several methodologies are incorporated into the modeling process, which identifies the fair value of an instrument as the expected present value of its future cash flows. The present value is based upon the discrete forward portion of the yield curve that relates to the timing of each cash flow. For option instruments, as well as instruments with embedded options, the value is determined by building a large number of potential interest rate scenarios, projecting cash flows for each scenario and then computing the present value averaged over all scenarios. It is important to note that the valuation process is an estimation of fair value, and there may be several approaches to valuation, each of which may produce a different result.

Critical interest rates for modeling and risk management include U.S. Treasury and agency rates, LIBOR, interest rate swap rates and mortgage loan rates. The LIBOR swap curve is the principal curve used in valuation modeling since it is reflective of a market that is central to the behavior of the majority of transactions and markets in which the Bank operates. Perhaps the most critical assumption relates to the prepayment of principal in mortgage-related instruments. The Bank utilizes prepayment models that incorporate several factors to project the cash flows of mortgage-related instruments. Beginning in January 2007, the Bank implemented a more robust market risk model which provides enhanced market risk metrics and measurement.

Duration measurements and market value of equity volatility are currently the primary tools used by the Bank to manage its interest rate risk exposure. Although the Bank is no longer required by Finance Board regulation to operate within a specified duration of equity limit, the Bank’s asset/liability management policies specify acceptable ranges for duration of equity, and the Bank’s exposures are measured and managed against these limits. These tools are described in more detail below.

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

The Bank’s asset/liability management policy approved by the Board of Directors calls for duration of equity to be maintained within a ±4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of ±200 basis points is ±7 years. The following table presents the Bank’s duration of equity exposure in accordance with its current asset / liability management policies.

	Down 200	Down 100	Base	Up 100	Up 200
(in years)	basis points	basis points	Case	basis points	basis points

March 31, 2007	(4.2)	(2.5)	2.2	1.9	2.2

December 31, 2006	(5.3)	(1.6)	2.0	3.4	3.9

March 31, 2006	(3.6)	0.9	3.7	4.0	4.5

December 31, 2005	(4.7)	(1.2)	2.7	4.6	5.3

In addition to actions taken by management to manage risk exposures, changes in market interest rates may also serve to change the Bank’s duration of equity profile. Along with the base case duration calculation, the Bank performs instantaneous parallel interest rate shocks in increments of 50 basis points up to the 200 basis point scenarios identified above. Duration of equity was primarily unchanged from December 31, 2006 to March 31, 2007, in the base case and decreased in the shock scenarios due to additional hedging activity.

Market Value of Equity Volatility.  Market value of equity represents the difference between the current theoretical market value of all assets less the current theoretical market value of all liabilities. Market values of assets and liabilities vary as interest rates change. As such, theoretical market values can be calculated under various interest rate scenarios, and the resulting changes in net equity can provide an indicator of the exposure of the Bank’s market value of equity to market volatility. Although volatility and fluctuation in market values vary with changes in interest rates, the Bank seeks to manage this risk exposure by maintaining a relatively stable and non-volatile market value of equity. The Bank’s Board of Directors has established a policy limit that the market value of equity should decline by no more than five percent given a hypothetical ±100 basis point instantaneous parallel change in interest rates. Management analyzes the market value of equity exposure against this policy limit on a regular basis. In addition to measuring compliance against this policy limit, the Bank also analyzes the potential effects of a wide range of instant parallel yield curve shifts of as much as 300 basis points and evaluates the related impacts on market value of equity and duration of equity. The following table presents market value of equity volatility, including the percentage change from the base case.

	Down 100 basis points			Up 100 basis points

	Market Value	Pct. Change	Base	Market Value	Pct. Change
(dollars in millions)	of Equity	From Base	Case	of Equity	From Base

March 31, 2007	$3,200	0.1	$3,197	$3,118	(2.5)

December 31, 2006	$3,454	0.4	$3,442	$3,342	(2.9)

March 31, 2006	3,045	2.7	2,966	2,850	(3.9)

December 31, 2005	3,134	0.9	3,105	2,986	(3.8)

For the period December 31, 2006 to March 31, 2007, the market value of equity decreased in the base case as well as in both of the above shock scenarios. The decreases were driven primarily by a decrease of $297 million in total capital over the period. The hypothetical changes in the Bank’s market value of equity in the various scenarios shown above assume the absence of any management reaction to changes in market interest rates. Management monitors market conditions on an ongoing basis and takes what it deems to be appropriate action to preserve the value of equity and earnings by changing the composition of the balance sheet or entering into, terminating or restructuring hedges to mitigate the impact of adverse interest rate movements.

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

The Bank protects against credit risk on loans to members by monitoring the financial condition of borrowers and by requiring borrowers or their affiliates to pledge sufficient eligible collateral for all loans. In addition, the Bank has the ability to call for additional or substitute collateral during the life of a loan to protect its security interest. The Bank’s member loan portfolio is concentrated in commercial banks and thrift institutions. At March 31, 2007, the Bank had a concentration of loans to its ten largest borrowers totaling $34.6 billion, or 75.6%, of total loans outstanding. Average par balances to these borrowers for this period were $34.9 billion, or 75.3%, of total average loans outstanding. The following table lists the Bank’s top ten borrowers as of March 31, 2007, and their respective December 31, 2006, loan balances and percentage of the total loan portfolio.

	March 31, 2007		December 31, 2006
	Loan	Percent of	Loan	Percent of
(balances at par; dollars in millions)	Balance	total loans	Balance	total loans

Sovereign Bank, PA(1)	$11,697	25.6	$18,047	36.5
GMAC Bank, UT(2)	8,313	18.2	7,279	14.7
Citicorp Trust Bank, DE	6,609	14.4	6,609	13.4
Lehman Brothers Bank FSB, DE	4,000	8.7	1,000	2.0
ING Bank, DE	700	1.5	200	0.4
Citizens Bank of Pennsylvania, PA	700	1.5	2,000	4.1
Wilmington Savings Fund Society FSB, DE(1)	694	1.5	784	1.6
ESB Bank, PA	680	1.5	698	1.4
Fulton Bank, PA	640	1.4	500	1.0
National Penn Bank, PA	598	1.3	460	1.0

Subtotal	34,631	75.6	37,577	76.1
Other borrowers	11,149	24.4	11,821	23.9

Total loans to members	$45,780	100.0	$49,398	100.0

Note:

(1)	These borrowers had an officer or director who served on the Bank’s Board of Directors as of March 31, 2007.

(2)	Formerly known as GMAC Automotive Bank. For Bank membership purposes, the principal place of business is Horsham, PA.

Because of this concentration in loans, the Bank has implemented specific credit and collateral review procedures for these members. Management believes that it has access to sufficient eligible collateral under written security agreements in which the member agrees to hold such collateral for the benefit of the Bank significantly in excess of outstanding loan balances. Therefore, the Bank has not established an allowance for credit losses on loans to members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members or if one or more of these members were to reduce its borrowings from the Bank. On December 21, 2006, Sovereign Bank announced a balance sheet restructuring to take place in the first quarter of 2007. As noted in the table above, outstanding loans to Sovereign as of March 31, 2007, declined $6.3 billion, or 35.2%, from December 31, 2006. However, Sovereign remains the Bank’s largest borrower. See Item 1A. Risk Factors for additional information.

The Bank has a number of large members with sizeable and diverse balance sheets, sophisticated financial management personnel and extensive access to the capital markets. These members may occasionally borrow from the Bank in significant amounts for relatively short periods of time to accommodate their internal funding needs, which can cause substantial volatility in the Bank’s reported period-end loan balances. For example, as of March 31, 2007, Lehman Brothers Bank FSB held $4.0 billion in loans outstanding, or 8.7% of total loans, and capital stock of $249.6 million, or 8.1% of total capital stock. These balances had matured as of April 2 and the Bank had repurchased $164.8 million of excess capital stock from the member.

In addition to loans to members, the Bank is also subject to credit risk on investments, mortgage loans, BOB loans, derivatives and off-balance sheet arrangements and guarantees as described below. None of the Bank’s credit risk policy parameters have materially changed since December 31, 2006. Further information regarding nonaccrual loan balances and related allowances, including delinquency ratios and a rollforward of the Bank’s allowance for credit losses, is provided in the Bank’s Annual Report on Form 10-K, as amended. Substantially all of the Bank’s credit losses occur in the BOB program.

The Bank is subject to credit risk on investments consisting primarily of money market investments and investment securities. The Bank places money market investments on an unsecured basis with large, high-quality financial institutions with long-term credit ratings of triple-A and double-A for terms up to nine months, with credit ratings of single-A for terms up to 90 days and with credit ratings of triple-B for terms up to 30 days. Most money market investments mature within 90 days. Management actively monitors the credit quality of these investment counterparties. The Bank also invests in and is subject to credit risk related to MBS that are directly supported by underlying mortgage loans. Investments in private label MBS are permitted as long as they are rated triple-A at the time of purchase. The Bank regularly monitors the mortgage collateral underlying each MBS. The collateral can be grouped into various categories, including subprime and reperforming, which are generally considered to represent lower credit quality loans. The Bank follows the definitions of these categories established by the credit rating agencies. Under these definitions, the Bank has infrequently purchased subprime or reperforming MBS and the Bank’s existing subprime and reperforming securities represent less than one percent of the total MBS portfolio. These securities also contain additional credit protection from subordination or Federal agency insurance or guarantees. Accordingly, the Bank does not believe it has material credit risk resulting from these securities.

The Bank has established as a service to members a mortgage loan purchase program under which the Bank acquires mortgage loans from members under a shared credit risk structure, including the necessary external credit enhancement, which gives the pools of mortgage loans purchased the equivalent of a double-A credit rating. The mortgage loan program uses insurance companies to provide both primary and supplemental mortgage insurance. All insurance providers must have a credit rating of double-A or better.

Members may also participate in the BOB loan program, which is targeted to small businesses in the Bank’s district. The program’s objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The BOB program is accounted for as an unsecured loan program and the outstanding loan balance is classified as nonaccrual due to doubt regarding the ultimate collection of the contractual principal and interest of the loan.

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

Liquidity and Funding Risk

The Bank manages its liquidity position to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations and meet other obligations. The Bank also maintains liquidity to repurchase excess capital stock at its discretion and upon the request of a member. Further, Finance Board regulations and the Bank’s liquidity policies established by management and the Board of Directors require the Bank to hold contingency liquidity sufficient to meet the Bank’s needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing loans to members, securities available for repurchase agreements, available-for-sale securities maturing in one year or less and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. As of March 31, 2007, the Bank was in compliance with all Board of Directors and regulatory liquidity requirements.

In response to the Federal Reserve Daylight Overdraft Policy, which became effective on July 20, 2006, the Bank has implemented various changes to its cash and liquidity management practices, including continuing to maintain high levels of short-term money market investments.

Access to the capital markets is partially dependent on the Bank’s and the FHLB System’s credit ratings which are shown in the following table:

	Moody’s	Standard & Poor’s

	Rating / Outlook	Rating / Outlook

Bank Senior Unsecured Long-term Debt	Aaa / Stable	AAA/Stable
Bank Short-term Deposits	P-1	A-1+

FHLB System Consolidated Obligation Bonds	Aaa	AAA
FHLB System Consolidated Obligation Discount Notes	P-1	A-1+

Operating and Business Risks

The Bank is subject to other risks such as operating risk and business risk. Operating risks are managed by the Bank’s Risk Management Committee and are defined as the risk of unexpected loss resulting from human error, systems malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls. The Bank has established financial and operating policies and procedures and insurance coverage is in force, to mitigate the potential for material losses from such occurrences. The Bank’s Internal Audit department, which reports directly to the Audit Committee of the Board, as well as the Corporate Risk Management department regularly monitor compliance with established policies and procedures. In addition, the Bank has a business continuity plan that is designed to maintain critical business processes and systems in the event of a disaster or business disruption.

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

Item 1:  Financial Statements

Financial Statements For the Three Months Ended March 31, 2007 and 2006

Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the three months ended March 31,
(in thousands, except per share amounts)	2007	2006

Interest income:
Loans to members	$622,797	$527,334
Prepayment fees on loans to members, net	345	95
Interest-bearing deposits	51,666	37,604
Federal funds sold	46,361	34,657
Available-for-sale securities	803	2,980
Held-to-maturity securities	155,992	125,230
Mortgage loans held for portfolio	88,026	95,219

Total interest income	965,990	823,119

Interest expense:
Consolidated obligation discount notes	217,594	127,253
Consolidated obligation bonds	646,766	605,710
Deposits	17,593	11,758
Mandatorily redeemable capital stock	152	132
Other borrowings	231	16

Total interest expense	882,336	744,869

Net interest income before provision for credit losses	83,654	78,250
Provision for credit losses	1,889	570

Net interest income after provision for credit losses	81,765	77,680
Other income:
Services fees	958	1,173
Net gain on derivatives and hedging activities (Note 10)	4,997	4,626
Other, net	625	468

Total other income	6,580	6,267
Other expense:
Operating	13,877	15,170
Finance Board	660	583
Office of Finance	624	550

Total other expense	15,161	16,303

Income before assessments	73,184	67,644
Affordable Housing Program	5,990	5,535
REFCORP	13,439	12,422

Total assessments	19,429	17,957

Net income	$53,755	$49,687

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	31,126	29,641

Basic and diluted earnings per share	$1.73	$1.68

Dividends per share	$1.58	$0.81

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	March 31,	December 31,
(in thousands, except par value)	2007	2006

ASSETS
Cash and due from banks	$79,723	$78,098
Interest-bearing deposits	3,729,986	3,619,984
Federal funds sold	3,110,000	3,370,000
Investment securities:
Available-for-sale securities, at fair value; amortized cost of $58,505 and $64,378, respectively (Note 4)	60,030	65,848
Held-to-maturity securities, at amortized cost; fair value of $12,426,177 and $12,758,889, respectively (Note 5)	12,565,300	12,939,100
Loans to members (Note 6)	45,801,468	49,335,377
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $883 and $853, respectively	6,749,908	6,966,345
Banking on Business loans, net of allowance for credit losses of $6,493 and $6,735, respectively	10,782	11,469
Accrued interest receivable	361,610	416,407
Premises, software and equipment, net	22,683	22,142
Derivative assets (Note 10)	468,850	498,976
Other assets	50,640	52,712

Total assets	$73,010,980	$77,376,458

LIABILITIES AND CAPITAL

Liabilities
Deposits:
Interest-bearing	$1,781,751	$1,409,305
Noninterest-bearing	19,791	16,692

Total deposits	1,801,542	1,425,997

Consolidated obligations, net: (Note 8)
Discount notes	15,752,140	17,845,226
Bonds	51,377,140	53,627,392

Total consolidated obligations, net	67,129,280	71,472,618

Mandatorily redeemable capital stock (Note 9)	5,566	7,892
Accrued interest payable	498,071	566,350
Affordable Housing Program	51,582	49,386
Payable to REFCORP	13,544	14,531
Derivative liabilities (Note 10)	148,303	144,093
Other liabilities	25,943	61,617

Total liabilities	69,673,831	73,742,484

Commitments and contingencies (Note 14)	-	-

Capital (Note 9)
Capital stock — putable ($100 par value) issued and outstanding shares:
30,828 and 33,844 shares in 2007 and 2006, respectively	3,082,834	3,384,358
Retained earnings	259,286	254,777
Accumulated other comprehensive income (loss):
Net unrealized gain on available-for-sale securities (Note 4)	1,525	1,470
Net unrealized (loss) relating to hedging activities (Note 10)	(4,838)	(4,973)
Other	(1,658)	(1,658)

Total capital	3,337,149	3,633,974

Total liabilities and capital	$73,010,980	$77,376,458

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For the three months ended
	March 31,
		2006
(in thousands)	2007	Restated

OPERATING ACTIVITIES
Net income	$53,755	$49,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,344	30,484
Change in net fair value adjustment on derivative and hedging activities	41,200	(32,059)
Other adjustments	1,889	574
Net change in:
Accrued interest receivable	54,797	(31,054)
Other assets	968	(50)
Accrued interest payable	(68,279)	29,958
Other liabilities	(805)	(750)

Total adjustments	38,114	(2,897)

Net cash provided by operating activities	$91,869	$46,790

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $3 and $501 to other FHLBanks for mortgage loan programs)	$(110,002)	$79,547
Federal funds sold	260,000	(2,280,000)
Premises, software and equipment	(1,636)	(1,660)
Available-for-sale securities:
Proceeds	5,874	192,555
Held-to-maturity securities:
Net decrease in short-term	335,000	26,613
Proceeds from maturities long-term	469,246	372,838
Purchases of long-term	(424,290)	(406,117)
Loans to members:
Proceeds	108,827,509	244,647,273
Made	(105,209,159)	(242,668,619)
Mortgage loans held for portfolio:
Proceeds	234,098	256,145
Purchases	(21,230)	(49,107)

Net cash provided by investing activities	$4,365,410	$169,468

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued) (unaudited)

	For the three months ended
	March 31,
		2006
(in thousands)	2007	Restated

FINANCING ACTIVITIES
Net change in:
Deposits	$375,545	$528,836
Net proceeds from issuance of consolidated obligations:
Discount notes	54,522,584	56,907,248
Bonds (including $0 from other FHLBanks)	4,273,604	8,344,926
Payments for maturing and retiring consolidated obligations:
Discount notes	(56,604,335)	(61,082,827)
Bonds (including $0 from other FHLBanks)	(6,669,956)	(4,826,943)
Proceeds from issuance of capital stock	589,134	1,319,471
Payments for redemption of mandatorily redeemable capital stock	(2,326)	(540)
Payments for redemption/repurchase of capital stock	(890,658)	(1,428,021)
Cash dividends paid	(49,246)	(48,122)

Net cash used in financing activities	$(4,455,654)	$(285,972)

Net increase (decrease) in cash and cash equivalents	1,625	(69,714)
Cash and cash equivalents at beginning of the period	78,098	115,370

Cash and cash equivalents at end of the period	$79,723	$45,656

Supplemental disclosures:
Interest paid during the period	$676,371	$568,145
AHP payments, net	3,794	1,608
REFCORP assessments paid	14,426	11,988

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

				Accumulated
				Other
	Capital Stock - Putable		Retained	Comprehensive
(in thousands, except shares)	Shares	Par Value	Earnings	Income (Loss)	Total Capital

Balance December 31, 2005	30,786	$3,078,583	$188,479	$(7,516)	$3,259,546

Proceeds from sale of capital stock	13,195	$1,319,471			$1,319,471
Redemption/repurchase of capital stock	(14,281)	(1,428,021)			(1,428,021)
Comprehensive income (loss):
Net income			49,687		49,687
Net unrealized gain (loss) on available- for-sale securities				365	365
Net gain (loss) relating to hedging activities				666	666

Total comprehensive income (loss)			49,687	1,031	50,718
Cash dividends on capital stock			(24,014)		(24,014)

Balance March 31, 2006	29,700	$2,970,033	$214,152	$(6,485)	$3,177,700

Balance December 31, 2006	33,844	$3,384,358	$254,777	$(5,161)	$3,633,974

Proceeds from sale of capital stock	5,891	$589,134			$589,134
Redemption/repurchase of capital stock	(8,907)	(890,658)			(890,658)
Comprehensive income (loss):
Net income			53,755		53,755
Net unrealized gain (loss) on available- for-sale securities				55	55
Net gain (loss) relating to hedging activities				135	135

Total comprehensive income (loss)			53,755	190	53,945
Cash dividends on capital stock			(49,246)		(49,246)

Balance March 31, 2007	30,828	$3,082,834	$259,286	$(4,971)	$3,337,149

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Unaudited Financial Statements

Note 1 – Background Information and Basis of Presentation

The Federal Home Loan Bank of Pittsburgh (The Bank), a federally chartered corporation, is one of twelve district Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. State and local housing authorities that meet certain statutes or criteria may also borrow from the Bank. While eligible to borrow, state and local housing authorities are not members of the Bank and, as such, are not required or eligible to hold capital stock.

All members must purchase stock in the Bank. The amount of capital stock members own is based on their outstanding loans, their unused borrowing capacity and the principal balance of residential mortgage loans previously sold to the Bank. See Note 9 for additional information. As a result of these requirements, the Bank conducts business with members in the normal course of business. The Bank considers those members with capital stock outstanding in excess of ten percent of total capital stock outstanding to be related parties. See Note 11 for additional information.

The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States government, supervises and regulates the FHLBanks and the Office of Finance (OF). The OF is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the FHLBank System combined financial reports. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Board establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special-purpose entities or any other type of off-balance sheet conduits.

As provided by the Federal Home Loan Bank Act of 1932 (the Act), as amended, or Finance Board regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans to members and to purchase mortgages from members through the MPF® Program. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

The accounting and financial reporting policies of the Bank conform to generally accepted accounting principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, certain amounts in the prior period have been reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Note 2 – Restatement of Previously Issued Financial Statements

The Bank has restated the Statement of Cash Flows for the First Quarter of 2006. The restatement solely impacted the classification of line items in Operating Activities and Financing Activities, but had no impact on the Net Increase (Decrease) in Cash and Due from Banks as previously reported. In addition, the restatements had no affect on the Bank’s Statement of Operations, Statement of Condition, or Statement of Changes in Capital. During

Notes to Unaudited Financial Statements (continued)

preparation of the First Quarter 2007 Statement of Cash Flows, management became aware an incorrect classification in the First Quarter 2006 Statement of Cash Flows. This classification error related to treatment of the discounts and related accretion activity on Discount Notes issued by the Bank. Specifically, the Bank did not perform adequate validation of certain data used in the preparation of the Statement of Cash Flows to ensure line item accuracy. Following review and analysis, it was determined that cash provided by operating activities was overstated and cash used in financing activities was understated due to the incorrect classification of discount note related activity. Therefore, the Bank restated its Statement of Cash Flows for the quarter ended March 31, 2006.

Note 3 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

SFAS 159.  On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159). SFAS 159 creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to separately display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective at the beginning of an entity’s first fiscal year beginning after November 15, 2007 (January 1, 2008 for the Bank). Early adoption is permitted at the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Although the Bank has not yet determined the effect that the implementation of SFAS 159 will have on its financial condition, results of operations or cash flows, the Bank believes that, if implemented, SFAS 159 could have a material impact on its Statement of Operations and Statement of Condition.

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

Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (SFAS 155).  In February 2006, the FASB issued SFAS 155 which resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 133 to simplify the accounting for embedded derivatives by permitting fair value remeasurement, on an instrument by instrument basis, for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also establishes a requirement to evaluate interests in securitized financial assets in accordance with SFAS 133 to identify interests that are freestanding derivatives or embedded derivatives requiring bifurcation. SFAS 155 is effective for all financial instruments acquired or issued after January 1, 2007. The Bank’s adoption of SFAS 155 did not have a material impact on the Bank’s Statement of Operations or Statement of Condition.

SFAS 133 Implementation Issue No. B40, Embedded Derivatives: Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG B40).  In December 2006, the FASB issued DIG B40, which clarifies when a securitized interest in prepayable financial assets is subject to the conditions in paragraph 13(b) of SFAS 133. The Bank’s adoption of DIG B40 did not have a material impact on its Statement of Operations or Statement of Condition.

SFAS 133 Implementation Issue No. G26, Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate (DIG G26).  In December 2006, the FASB issued

Notes to Unaudited Financial Statements (continued)

DIG G26, which clarifies when the hedge of a designated risk related to variable — rate financial assets or liabilities qualifies as a cash flow hedge. DIG Issue G26 becomes effective with the first fiscal quarter beginning after January 8, 2007 (April 1, 2007 for the Bank). The Bank does not expect DIG Issue G26 to have a material impact on its Statement of Operations or Statement of Condition.

Note 4 – Available-for-Sale Securities

Available-for-sale securities as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Equity mutual funds offsetting deferred compensation	$4,014	$1,449	-	$5,463
Private label mortgage-backed securities	54,491	85	$(9)	54,567

Total available-for-sale securities	$58,505	$1,534	$(9)	$60,030

	December 31, 2006
		Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Amortized Cost	Gains	Losses	Fair Value

Equity mutual funds offsetting deferred compensation	$4,014	$1,348	-	$5,362
Private label mortgage-backed securities	60,364	122	-	60,486

Total available-for-sale securities	$64,378	$1,470	-	$65,848

Certain equity mutual funds within the available-for-sale portfolio are maintained to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $6.7 and $6.2 million at March 31, 2007 and December 31, 2006, respectively, and are included in other liabilities on the Statement of Condition.

Available-for-sale securities with unrealized losses had fair values of $16.2 million as of March 31, 2007. The securities as of March 31, 2007 have been in a loss position for less than twelve months. There were no available-for-sale securities with unrealized loss positions as of December 31, 2006. The Bank reviewed its available-for-sale investment securities and determined that all unrealized losses reflected above are temporary as of March 31, 2007. The determination that the declines in fair value are temporary is based on several factors, including the fact that the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. All private label mortgage-backed securities in the available-for-sale portfolio were rated AAA. The Bank reviewed the credit ratings of the entire portfolio and noted that there have been no downgrades. The unrealized loss position that has occurred in the portfolio is primarily due to cyclical interest rate patterns; therefore, the Bank has determined that all declines in fair value are temporary.

Redemption Terms.  The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $13 thousand and $15 thousand at March 31, 2007 and December 31, 2006, respectively. Contractual maturity will occur over a period exceeding ten years. Expected maturities will differ from contractual maturities because borrowers will have the right to prepay obligations with or without call or prepayment fees.

Notes to Unaudited Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest rate payment terms for available-for-sale mortgage-backed securities at March 31, 2007 and December 31, 2006.

	March 31,	December 31,
(in thousands)	2007	2006

Variable-rate pass-through securities	$1,873	$2,668
Variable-rate collateralized mortgage obligations	52,618	57,696

Total amortized cost	$54,491	$60,364

Realized Gains and Losses.  No realized gains or losses were reported for the three months ended March 31, 2007 and 2006.

Note 5 – Held-to-Maturity Securities

Held-to-maturity securities as of March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Commercial paper	$-	$-	$-	$-
Government-sponsored enterprises	1,131,217	885	(6,585)	1,125,517
State or local agency obligations	779,932	8,094	(2,635)	785,391

	1,911,149	8,979	(9,220)	1,910,908
Mortgage-backed securities:
U.S. agency	66,691	185	(2,512)	64,364
Government-sponsored enterprises	1,695,595	5,492	(43,574)	1,657,513
Private label	8,891,865	23,980	(122,453)	8,793,392

Total mortgage-backed securities	10,654,151	29,657	(168,539)	10,515,269

Total held-to-maturity securities	$12,565,300	$38,636	$(177,759)	$12,426,177

	December 31, 2006
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Commercial paper	$332,955	$-	$-	$332,955
Government-sponsored enterprises	984,941	509	(7,729)	977,721
State or local agency obligations	779,780	7,394	(4,178)	782,996

	2,097,676	7,903	(11,907)	2,093,672
Mortgage-backed securities:
U.S. agency	70,987	192	(2,649)	68,530
Government-sponsored enterprises	1,766,871	3,647	(51,281)	1,719,237
Private label	9,003,566	15,585	(141,701)	8,877,450

Total mortgage-backed securities	10,841,424	19,424	(195,631)	10,665,217

Total held-to-maturity securities	$12,939,100	$27,327	$(207,538)	$12,758,889

Restricted securities relating to the Shared Funding Program are classified as held-to-maturity and are included in private label mortgage-backed securities above. They are reported at amortized cost of $59.0 million and

Notes to Unaudited Financial Statements (continued)

$60.4 million as of March 31, 2007 and December 31, 2006, respectively. No held-to-maturity securities were pledged as collateral as of March 31, 2007 and December 31, 2006.

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2007 and December 31, 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2007

	Less than 12 months		Greater than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$449,225	$(775)	$125,407	$(5,810)	$574,632	$(6,585)
State or local agency obligations	183,786	(517)	66,062	(2,118)	249,848	(2,635)

	633,011	(1,292)	191,469	(7,928)	824,480	(9,220)
Mortgage-backed securities:
U.S. agency	-	-	47,583	(2,512)	47,583	(2,512)
Government-sponsored enterprises	-	-	1,132,567	(43,574)	1,132,567	(43,574)
Private label	600,990	(3,354)	5,406,386	(119,099)	6,007,376	(122,453)

Total mortgage-backed securities	600,990	(3,354)	6,586,536	(165,185)	7,187,526	(168,539)

Total temporarily impaired	$1,234,001	$(4,646)	$6,778,005	$(173,113)	$8,012,006	$(177,759)

	December 31, 2006

	Less than 12 months		Greater than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$677,212	$(7,729)	$-	$-	$677,212	$(7,729)
State or local agency obligations	222,099	(4,178)	-	-	222,099	(4,178)

	899,311	(11,907)	-	-	899,311	(11,907)
Mortgage-backed securities:
U.S. agency	-	-	50,468	(2,649)	50,468	(2,649)
Government-sponsored enterprises	252,226	(1,058)	1,116,169	(50,223)	1,368,395	(51,281)
Private label	1,046,250	(6,372)	5,441,814	(135,329)	6,488,064	(141,701)

Total mortgage-backed securities	1,298,476	(7,430)	6,608,451	(188,201)	7,906,927	(195,631)

Total temporarily impaired	$2,197,787	$(19,337)	$6,608,451	$(188,201)	$8,806,238	$(207,538)

The Bank reviewed its held-to-maturity investment securities and determined that all unrealized losses reflected above are temporary as of March 31, 2007 and December 31, 2006. The determination that the declines in fair value are temporary is based on several factors, including the fact that the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. Specific to the MBS portfolio, all investments are rated AAA, except for one with an AA rating. A portion of these securities are guaranteed payment of principal and interest by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Additionally,

Notes to Unaudited Financial Statements (continued)

the Bank reviewed the credit ratings of the entire portfolio and noted that there have been no downgrades. The unrealized loss position that has occurred in the portfolio is primarily due to cyclical interest rate patterns; therefore, the Bank has determined that all declines in fair value are temporary.

Redemption Terms.  The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2007		December 31, 2006

		Estimated Fair		Estimated Fair
Year of Maturity	Amortized Cost	Value	Amortized Cost	Value

Due in one year or less	$300,000	$299,330	$432,955	$432,587
Due after one year through five years	1,079,420	1,087,137	1,129,158	1,134,964
Due after five years through ten years	146,037	139,797	149,760	142,945
Due after ten years	385,692	384,644	385,803	383,176

	1,911,149	1,910,908	2,097,676	2,093,672
Mortgage-backed securities	10,654,151	10,515,269	10,841,424	10,665,217

Total	$12,565,300	$12,426,177	$12,939,100	$12,758,889

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $86.0 million and $88.4 million at March 31, 2007 and December 31, 2006, respectively.

Interest Rate Payment Terms.  The following table details interest rate payment terms for held-to-maturity securities at March 31, 2007 and December 31, 2006.

	March 31,	December 31,
(in thousands)	2007	2006

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$1,307,594	$1,494,011
Variable-rate	603,555	603,665

	1,911,149	2,097,676
Amortized cost of held-to-maturity mortgage-backed securities:
Pass through securities:
Fixed-rate	4,471,608	4,630,851
Variable-rate	198,484	209,938
Collateralized mortgage obligations:
Fixed-rate	5,627,036	5,617,859
Variable-rate	357,023	382,776

	10,654,151	10,841,424

Total held-to-maturity securities	$12,565,300	$12,939,100

Realized Gains and Losses.  There were no realized gains or realized losses on sale of held-to-maturity securities for the three months ended March 31, 2007 and 2006.

Notes to Unaudited Financial Statements (continued)

Note 6 – Loans to Members

Redemption Terms.  At March 31, 2007, the Bank had loans to members outstanding including Affordable Housing Program (AHP) loans at interest rates ranging from 0% to 8.56% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.50%.

	March 31, 2007		December 31, 2006

		Weighted		Weighted
(dollars in thousands)		Average		Average
Year of Original Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$16,319,348	5.00	$18,942,187	5.02
Due after 1 year through 2 years	7,755,580	4.71	7,193,427	4.70
Due after 2 years through 3 years	5,130,150	4.93	6,707,084	4.89
Due after 3 years through 4 years	4,275,205	5.20	3,831,103	5.22
Due after 4 years through 5 years	2,655,118	5.27	3,266,398	5.20
Thereafter	9,610,949	4.77	9,417,517	4.66
Index amortizing loans	33,713	5.82	40,584	5.80

Total par value	45,780,063	4.93	49,398,300	4.91

Discount on AHP loans to members	(1,440)		(1,493)
Deferred prepayment fees	(137)		(178)
SFAS 133 hedging adjustments	22,982		(61,252)

Total book value	$45,801,468		$49,335,377

Index amortizing loans require repayment according to predetermined amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index amortizing loan to member extends (contracts).

The Bank offers loans to members that may be prepaid on pertinent dates without incurring prepayment fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At March 31, 2007 and December 31, 2006, the Bank had returnable loans of $2.8 billion and $2.4 billion, respectively.

The following table summarizes loans to members by year of original maturity or next call date for returnable loans to members.

(in thousands)	March 31,	December 31,
Year of Original Maturity or Next Call Date	2007	2006

Due or callable in 1 year or less	$18,984,848	$21,175,687
Due or callable after 1 year through 2 years	7,867,080	7,329,927
Due or callable after 2 years through 3 years	4,782,150	6,359,084
Due or callable after 3 years through 4 years	3,604,205	3,496,103
Due or callable after 4 years through 5 years	2,131,118	2,490,398
Thereafter	8,376,949	8,506,517
Index amortizing loans to members	33,713	40,584

Total par value	$45,780,063	$49,398,300

The Bank also offers convertible loans. With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At March 31, 2007

Notes to Unaudited Financial Statements (continued)

and December 31, 2006, the Bank had convertible loans outstanding of $8.8 billion and $8.9 billion, respectively. The following table summarizes loans to members by year of maturity or next convertible date for convertible loans.

(in thousands)	March 31,	December 31,
Year of Original Maturity or Next Convertible Date	2007	2006

Due or convertible in 1 year or less	$23,871,818	$27,050,857
Due or convertible after 1 year through 2 years	7,914,030	6,811,927
Due or convertible after 2 years through 3 years	4,440,430	6,132,834
Due or convertible after 3 years through 4 years	2,786,355	2,386,383
Due or convertible after 4 years through 5 years	2,094,018	2,227,948
Thereafter	4,639,699	4,747,767
Index amortizing loans to members	33,713	40,584

Total par value	$45,780,063	$49,398,300

At March 31, 2007 and December 31, 2006, the Bank had rights to collateral with an estimated value greater than its outstanding loans to members.

Details regarding security terms of the loans to members portfolio can be found in Note 9 of the footnotes to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Credit Risk.  While the Bank has never experienced a loan loss on a loan to a member, the expansion of collateral for Community Financial Institutions (CFIs) and lending to nonmember housing associates provides the potential for additional credit risk for the Bank. The management of the Bank has the policies and procedures in place to appropriately manage this credit risk. Accordingly, the Bank has not provided any allowances for credit losses on loans to members.

The Bank’s potential credit risk from loans to members is concentrated in commercial banks and savings institutions. As of March 31, 2007, the Bank had loans to members of $26.6 billion outstanding to three members which represented 58.2% of total loans outstanding. As of December 31, 2006, the Bank had loans to members of $31.9 billion outstanding to three members which represented 64.6% of total loans outstanding. The Bank held sufficient collateral to secure loans to members and the Bank does not expect to incur any losses on these loans. See Note 11 for further information on transactions with related parties.

Interest Rate Payment Terms.  The following table details interest rate payment terms for loans to members.

	March 31,	December 31,
(in thousands)	2007	2006

Fixed rate — overnight	$4,873,531	$1,651,474
Fixed rate — term	35,493,624	40,526,779
Variable-rate	5,412,908	7,220,047

Total par value	$45,780,063	$49,398,300

For loans to members due beyond one year, at March 31, 2007, the Bank had $24.5 billion of fixed rate loans and $4.9 billion of variable rate loans.

Note 7 – Mortgage Loans Held for Portfolio

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

Notes to Unaudited Financial Statements (continued)

The following table presents information on mortgage loans held for portfolio:

	March 31,	December 31,
(in thousands)	2007	2006

Fixed medium-term single-family mortgages(1)	$1,263,909	$1,314,990
Fixed long-term single-family mortgages(1)	5,417,816	5,579,605

Total par value	$6,681,725	$6,894,595

Premiums	76,032	79,579
Discounts	(26,155)	(27,088)
SFAS 133 hedging adjustments	19,189	20,112

Total mortgage loans held for portfolio	$6,750,791	$6,967,198

Note:

(1)	Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity.

	March 31,	December 31,
(in thousands)	2007	2006

Government-insured or -guaranteed loans	$592,018	$622,813
Conventional loans	6,089,707	6,271,782

Total par value	$6,681,725	$6,894,595

Year of maturity
Due within one year	$9	$13
Due after one year through five years	1,230	819
Due after five years	6,680,486	6,893,763

Total par value	$6,681,725	$6,894,595

Note 8 – Consolidated Obligations

Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. The FHLBanks issue consolidated obligations through the OF as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The OF tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations where it is the primary obligor for its specific portion of consolidated obligations issued. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the OF. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature. Additional information regarding consolidated obligations, including general terms and interest rate payment terms, can be found in Note 14 of the footnotes to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Notes to Unaudited Financial Statements (continued)

The following table details interest rate payment terms for consolidated obligation bonds.

	March 31,	December 31,
(in thousands)	2007	2006

Fixed-rate	$43,328,597	$45,597,053
Floating-rate	2,770,000	2,325,000
Step-up	3,660,150	4,135,150
Conversion bonds:
Fixed to floating	155,000	170,000
Floating to fixed	65,000	100,000
Range bonds	647,380	657,380
Zero coupon	4,028,000	4,028,000

Total par value	$54,654,127	$57,012,583

Maturity Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of original maturity.

	March 31, 2007		December 31, 2006
(dollars in thousands)
		Weighted Average		Weighted Average
Year of Original Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$14,436,050	4.31	$14,799,570	4.18
Due after 1 year through 2 years	10,638,500	4.64	12,634,000	4.53
Due after 2 years through 3 years	4,825,530	4.47	5,006,530	4.45
Due after 3 years through 4 years	4,927,000	4.90	5,313,000	4.85
Due after 4 years through 5 years	2,568,000	5.16	2,468,000	5.02
Thereafter	13,617,000	3.49	13,185,000	3.40
Index amortizing notes	3,642,047	4.82	3,606,483	4.79

Total par value	54,654,127	4.31	57,012,583	4.24

Bond premiums	19,750		20,474
Bond discounts	(3,117,699)		(3,135,236)
SFAS 133 hedging adjustments	(179,038)		(270,429)

Total book value	$51,377,140		$53,627,392

Consolidated obligation bonds outstanding at March 31, 2007 and December 31, 2006, include callable bonds totaling $27.0 billion and $28.1 billion, respectively. The Bank primarily uses fixed-rate callable debt to finance loans to members (see Note 6) and mortgage-backed securities. Simultaneously with such a debt issue, the Bank may also enter an interest-rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable interest rate swap). The combined sold callable interest rate swap and callable debt allows the Bank to provide members attractively priced loans. The par value of the Bank’s non-callable consolidated obligation bonds at March 31, 2007 and December 31, 2006, was $27.6 billion and $28.9 billion, respectively.

Notes to Unaudited Financial Statements (continued)

The following table summarizes consolidated obligation bonds outstanding by year of original maturity or next call date.

(in thousands)	March 31,	December 31,
Year of Original Maturity or Next Call Date	2007	2006

Due or callable in 1 year or less	$30,356,580	$33,385,100
Due or callable after 1 year through 2 years	10,872,500	10,554,000
Due or callable after 2 years through 3 years	4,260,000	3,672,000
Due or callable after 3 years through 4 years	1,524,000	1,740,000
Due or callable after 4 years through 5 years	959,000	1,069,000
Thereafter	3,040,000	2,986,000
Index amortizing notes	3,642,047	3,606,483

Total par value	$54,654,127	$57,012,583

Consolidated Discount Notes.  Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated discount notes was as follows:

	March 31,	December 31,
(dollars in thousands)	2007	2006

Book value	$15,752,140	$17,845,226
Par value	15,825,000	17,933,218
Weighted average interest rate	5.25%	5.26%

The Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the three months ended March 31, 2007 or the year ended December 31, 2006.

Note 9 – Capital

The Bank is subject to three capital requirements under the current capital structure plan. The Bank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the Finance Board regulations. Only permanent capital, defined as retained earnings plus capital stock, satisfies the risk-based capital requirement. The Finance Board may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements, as defined. In addition, the Gramm-Leach-Bliley Act (GLB Act) requires the Bank to maintain at all times at least a 4.0% capital-to-asset ratio and at least a 5.0% leverage ratio, defined as the sum of permanent capital weighted 1.5 times plus loan loss reserves divided by total assets.

The following table demonstrates the Bank’s compliance with these capital requirements at March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006

(dollars in thousands)	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$469,742	$3,347,686	$509,155	$3,647,027
Total capital-to-asset ratio	4.0%	4.6%	4.0%	4.7%
Total regulatory capital	$2,920,439	$3,355,061	$3,095,058	$3,654,615
Leverage ratio	5.0%	6.9%	5.0%	7.1%
Leverage capital	$3,650,549	$5,028,905	$3,868,823	$5,478,130

Notes to Unaudited Financial Statements (continued)

Capital Concentrations.  The following table presents member holdings of ten percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of March 31, 2007 and December 31, 2006.

	March 31, 2007		December 31, 2006
(dollars in thousands)
		Percent of		Percent
Member	Capital Stock	total	Capital Stock	of total

Sovereign Bank, Reading PA	$607,617	19.7	$905,541	26.7
GMAC Bank, Midvale UT(a)	396,260	12.8	354,900	10.5
Citicorp Trust Bank, FSB, Newark DE	338,437	11.0	438,641	12.9

(a)	Formerly known as GMAC Automotive Bank. For Bank membership purposes, principal place of business is Horsham, PA.

Mandatorily Redeemable Capital Stock.  At March 31, 2007 and December 31, 2006, the Bank had $5.6 million and $7.9 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the three months ended March 31, 2007 and 2006, dividends on mandatorily redeemable capital in the amount of $152 thousand and $132 thousand, respectively, were recorded as interest expense. There have been no reclassifications of mandatorily redeemable capital stock back into capital.

As of March 31, 2007, two members (one of which is in receivership) had notified the Bank to voluntarily redeem their capital stock and withdraw from membership. These redemptions were not complete as of March 31, 2007. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption.

	March 31,	December 31,
(in thousands)	2007	2006

Due in 1 year or less	$11	$708
Due after 1 year through 2 years	5	-
Due after 2 years through 3 years	-	5
Due after 3 years through 4 years	5,526	7,155
Due after 4 years through 5 years	14	11
Thereafter	10	13

Total	$5,566	$7,892

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member (former member that withdrew from membership, merged into a non-member or was otherwise acquired by a non-member).

The Bank repurchased capital stock related to out-of-district mergers totaling $2.3 million and $540 thousand for the three months ended March 31, 2007 and 2006, respectively.

Notes to Unaudited Financial Statements (continued)

A rollforward of the Bank’s mandatorily redeemable capital stock activity is presented in the following table.

	For the three months ended
	March 31,
(in thousands)	2007	2006

Balance, beginning of the period	$7,892	$16,731
Capital stock subject to mandatory redemption reclassified from equity due to withdrawals	-	-
Redemption of mandatorily redeemable capital stock due to withdrawals	(2,326)	(540)

Balance, end of the period	$5,566	$16,191

Dividends.  Prior to reaching the $200 million retained earnings target, the Bank paid out less than 100% of net income in dividends. This target was achieved by March 31, 2006. All future dividend payments are subject to the approval of the Board of Directors, and the Bank may pay out less than 100% of net income in dividends. Dividends may be paid in either capital stock or cash, although the Bank has historically paid cash dividends only.

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

Additional discussion regarding mandatorily redeemable capital stock, members’ capital requirements and the restrictions on capital stock redemption can be found in Note 15 of the footnotes to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Note 10 – Derivatives and Hedging Activities

The components of net gain (loss) on derivatives and hedging activities for the three months ended March 31, 2007 and 2006 are presented in the following table.

Net Gain (Loss) on Derivatives and Hedging Activities

	For the three months ended
	March 31,
(in thousands)	2007	2006

Gains related to fair value hedge ineffectiveness	$5,324	$1,997
Gains (losses) on economic hedges	(535)	2,562
Other	156	122
Gains (losses) on intermediary hedges	52	(55)

Net gain on derivatives and hedging activities	$4,997	$4,626

There were no material amounts for the three months ended March 31, 2007 and 2006 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two month period thereafter. As of March 31, 2007, the deferred net gains on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next twelve months was $2.2 million. Normally, the maximum length of time over which the Bank hedges its exposure to the variability in future cash

Notes to Unaudited Financial Statements (continued)

flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 45 days or less. The Bank did not have any hedges related to the exposure to the variability in future flows for forecasted transactions at March 31, 2007.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2007 and December 31, 2006.

	March 31, 2007		December 31, 2006

		Estimated		Estimated
(in thousands)	Notional	Fair Value	Notional	Fair Value

Interest rate swaps
Fair value	$60,462,587	$188,226	$62,895,887	$162,107
Economic	1,564,713	(1,970)	1,713,205	(1,115)
Intermediation	16,689	26	27,388	34
Interest rate swaptions
Economic	1,300,000	598	750,000	506
Interest rate forward settlement agreements
Fair value	269,000	540	53,000	321
Mortgage delivery commitments
Economic	5,348	-	4,267	(8)
Other
Economic	-	-	-	-

Total	$63,618,337	$187,420	$65,443,747	$161,845

Total derivatives excluding accrued interest		187,420		161,845
Accrued interest		133,127		193,038

Net derivative balances		320,547		354,883

Net derivative asset balances		468,850		498,976
Net derivative liability balances		(148,303)		(144,093)

Net derivative balances		$320,547		$354,883

Credit Risk.  At March 31, 2007 and December 31, 2006, the Bank’s maximum credit risk, was approximately $468.9 million and $499.0 million, respectively. These totals include $103.9 million and $153.5 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash collateral of $344.3 million and $351.9 million as collateral as of March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, two counterparties comprised 14.8% and 14.4% of the Bank’s total credit risk when measured after consideration of related collateral. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. See Note 14 for further discussion regarding assets pledged by the Bank to these counterparties.

Details regarding the Bank’s derivatives and hedging policies and practices can be found in Note 16 of the footnotes to the audited financial statements in the Bank’s 2006 Annual Report on Form 10-K, as amended.

Notes to Unaudited Financial Statements (continued)

Note 11 – Transactions with Related Parties

The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investments. In addition, certain former members that still have outstanding transactions are also required to maintain their investment in Bank capital stock until the transactions mature or are paid off. All loans, including Banking on Business (BOB) loans, are issued to members and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to loans to members and mortgage loan purchases. All transactions with members are entered into in the normal course of business. In instances where the member also has an officer or director who is a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. In accordance with Statement of Financial Accounting Standards No. 57, Related Party Disclosures, the Bank defines related parties as other FHLBanks in the System, members with capital stock outstanding in excess of 10% of total capital stock outstanding and members that have an officer or director who is a director of the Bank.

The following table includes significant outstanding related party member balances.

	March 31,	December 31,
(in thousands)	2007	2006

Loans to members	$28,465,051	$33,845,223
Deposits	22,053	191,790
Capital stock	1,453,629	1,811,872

The following table summarizes the Statement of Operations effects corresponding to the above related party member balances.

	Three months ended
	March 31,

(in thousands)	2007	2006

Interest income on loans to members	$449,410	$210,138
Interest expense on deposits	224	100

Total mortgage loan volume purchased from related party members during the three months ended March 31, 2007 and 2006 was $0.2 million and $0.6 million, respectively. Interest income associated with outstanding mortgage loans purchased from related party members approximated $1.9 million and $2.2 million for the three months ended March 31, 2007 and 2006, respectively.

From time to time, the Bank may borrow from or lend to other FHLBanks on a short term uncollateralized basis. The following table includes gross amounts transacted under these arrangements.

	Three months ended
	March 31,

(in thousands)	2007	2006

Borrowed from other FHLBanks	$1.5	$100.0
Repaid to other FHLBanks	1.5	100.0
Loaned to other FHLBanks	-	-
Repaid by other FHLBanks	-	-

On occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three months ended March 31, 2007 and 2006, there was no such transfer.

Prior to May 1, 2006, the Bank regularly sold participation interests in the mortgage loans purchased from members to the FHLBank of Chicago. Upon execution of a new service agreement, which became effective May 1, 2006, both parties agreed to discontinue the practice and a transaction services fee is now being paid to the

Notes to Unaudited Financial Statements (continued)

FHLBank Chicago in lieu of the participation. The par values of the mortgage loans participated to the FHLBank of Chicago were $25 thousand and $13 million during the three months ended March 31, 2007 and 2006, respectively. The servicing fee paid to FHLBank of Chicago was $36 thousand for the three months ended March 31, 2007.

Note 12 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2007 and December 31, 2006. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

Details regarding the estimation of fair value amounts for each category in the Statement of Condition can be found in Note 21 of the footnotes to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

The carrying value and estimated fair values of the Bank’s financial instruments at March 31, 2007 and December 31, 2006 are presented in the tables below.

March 31, 2007
Fair Value Summary Table

		Net
	Carrying	Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$79,723	$-	$79,723
Interest-bearing deposits	3,729,986	(1,170)	3,728,816
Federal funds sold	3,110,000	(4)	3,109,996
Available-for-sale securities	60,030	-	60,030
Held-to-maturity securities	12,565,300	(139,123)	12,426,177
Loans to members	45,801,468	41,125	45,842,593
Mortgage loans held for portfolio, net	6,749,908	(138,573)	6,611,335
Accrued interest receivable	361,610	-	361,610
Derivative assets	468,850	-	468,850
Other assets, including BOB loans	84,105	(35,583)	48,522

Liabilities
Deposits	$1,801,542	$(6)	$1,801,536
Consolidated obligations:
Discount notes	15,752,140	(2,284)	15,749,856
Bonds	51,377,140	(148,968)	51,228,172
Mandatorily redeemable capital stock	5,566	-	5,566
Accrued interest payable	498,071	-	498,071
Derivative liabilities	148,303	-	148,303
Other liabilities	91,069	-	91,069

Notes to Unaudited Financial Statements (continued)

December 31, 2006
Fair Value Summary Table

		Net
	Carrying	Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$78,098	$-	$78,098
Interest-bearing deposits	3,619,984	(1,341)	3,618,643
Federal funds sold	3,370,000	(517)	3,369,483
Available-for-sale securities	65,848	-	65,848
Held-to-maturity securities	12,939,100	(180,211)	12,758,889
Loans to members	49,335,377	(25,409)	49,309,968
Mortgage loans held for portfolio, net	6,966,345	(157,135)	6,809,210
Accrued interest receivable	416,407	-	416,407
Derivative assets	498,976	-	498,976
Other assets, including BOB loans	86,323	(36,046)	50,277

Liabilities
Deposits	$1,425,997	$-	$1,425,997
Consolidated obligations:
Discount notes	17,845,226	(3,682)	17,841,544
Bonds	53,627,392	(295,474)	53,331,918
Mandatorily redeemable capital stock	7,892	-	7,892
Accrued interest payable	566,350	-	566,350
Derivative liabilities	144,093	-	144,093
Other liabilities	125,534	-	125,534

Note 13 – Segments

The Bank operates two segments differentiated by products. The first segment, entitled Traditional Member Finance, houses a majority of the Bank’s activities, including, but not limited to, providing loans to members, investments and deposit products. The MPF Program or Mortgage Finance segment purchases mortgage loans from members and funds and hedges the resulting portfolio.

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

Notes to Unaudited Financial Statements (continued)

The following table sets forth the Bank’s financial performance by operating segment for the three months ended March 31, 2007 and 2006.

	Traditional	MPF or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2007
Net interest income	$77,083	$6,571	$83,654
Provision for credit losses	1,860	29	1,889
Other income (loss)	6,634	(54)	6,580
Other expenses	14,417	744	15,161

Income before assessments	67,440	5,744	73,184
Affordable Housing Program	5,521	469	5,990
REFCORP	12,384	1,055	13,439

Total assessments	17,905	1,524	19,429

Net income	$49,535	$4,220	$53,755

Total assets	$66,261,072	$6,749,908	$73,010,980

2006
Net interest income	$69,791	$8,459	$78,250
Provision (benefit) for credit losses	710	(140)	570
Other income	5,947	320	6,267
Other expenses	15,211	1,092	16,303

Income before assessments	59,817	7,827	67,644
Affordable Housing Program	4,896	639	5,535
REFCORP	10,984	1,438	12,422

Total assessments	15,880	2,077	17,957

Net income	$43,937	$5,750	$49,687

Total assets	$65,086,959	$7,439,741	$72,526,700

Note 14 – Commitments and Contingencies

As described in Note 8, the twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The Finance Board, in its discretion and notwithstanding any other provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. The Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at March 31, 2007 and December 31, 2006.

The FHLBanks considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations. The Bank considers the joint and several liability as a related party guarantee. Related

Notes to Unaudited Financial Statements (continued)

party guarantees meet the recognition scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at March 31, 2007 and December 31, 2006.

Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including BOB loans, totaled approximately $283 million and $66.5 million at March 31, 2007 and December 31, 2006, respectively. Commitments generally are for periods up to twelve months. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were approximately $984.1 million and $969.6 million at March 31, 2007 and December 31, 2006, respectively. Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Board regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are fully collateralized at the time of issuance.

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $5.3 million and $4.3 million at March 31, 2007 and December 31, 2006, respectively. Commitments are generally for periods not to exceed 365 days. In accordance with Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), such commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. In the past, the Bank has pledged, as collateral, cash and securities to counterparties that have market risk exposure from the Bank related to derivative agreements. The Bank had no cash pledged at March 31, 2007 and December 31, 2006. There were no securities pledged as of March 31, 2007 and December 31, 2006.

The Bank charged to operating expense net rental costs of approximately $0.6 million for both the three months ended March 31, 2007 and 2006.

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

The Bank has committed to issue or purchase consolidated obligations totaling $70 million and $98 million for the periods ended March 31, 2007 and December 31, 2006.

Note 15 – Other Developments

The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank’s financial condition or results of operation.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Part I. Item 2 of this Form 10-Q.

Item 4T: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including its principal executive officer and principal financial officer, the Bank conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of March 31, 2007. Based on this evaluation, the Bank’s principal executive officer and principal financial officer concluded that the Bank’s disclosure controls and procedures were not effective to ensure that such information relating to the Bank that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In conjunction with the restatement of the 2006 annual and interim Statements of Cash Flows, discussed further in Note 1 to the audited financial statements included in Amendment No. 1 to the 2006 Annual Report filed on Form 10-K and in Note 2 to the unaudited March 31, 2007 financial statements included within this Form 10-Q, management has concluded that the internal control deficiency that led to the restatement constituted a material weakness in the Bank’s internal controls over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Beginning in early 2006, the Bank did not maintain effective control over the accurate classification of certain items within the Statement of Cash Flows. Specifically, the Bank did not maintain effective control over the accurate review of certain data used in preparation of the Statement of Cash Flows to ensure line item accuracy. This control deficiency resulted in the restatement of the Bank’s Statements of Cash Flows for the 2006 fiscal year and each of the 2006 interim periods. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. As the Bank is not currently subject to the requirements of the Sarbanes-Oxley Act related to the required assessment of, and disclosure concerning, internal controls over financial reporting, management has not completed an assessment of all of the Bank’s internal controls over financial reporting. If not remediated, this control deficiency could result in a misstatement of operating and financing cash flows that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. However, the Bank has taken steps to remediate the material weakness. The remedial actions include the required use of a number of additional data validation steps. Management continues to monitor the status of this material weakness and anticipates that remediation will be complete by June 30, 2007.

Internal Control Over Financial Reporting

For the first quarter of 2007, other than those described above, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II — Other Information

Item 1:  Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 1A:  Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. Other than as noted below, management believes that there have been no material changes from the risk factors disclosed in the 2006 Form 10-K, as amended. The following risk factor represents an update on the repayment of loans by and repurchase of excess capital stock from the Bank’s largest borrower and stockholder.

The loss of significant Bank members or borrowers may have a negative impact on the Bank’s loans and capital stock outstanding and could result in lower demand for its products and services, lower investment returns and higher borrowing costs for remaining members.

One or more significant Bank members or borrowers could withdraw their membership or decrease their business levels as a result of a consolidation with an institution that is not one of the Bank’s members, or for other reasons, which could lead to a significant decrease in the Bank’s total assets and capital. In some cases, acquired banks are merged into banks chartered outside the Bank’s district. Under the Act and the Finance Board’s current rules, the Bank can generally do business only with member institutions that have charters in its district. If member institutions are acquired by institutions outside the Bank’s district and the acquiring institution decides not to maintain membership by dissolving charters, the Bank may be adversely affected, resulting in lower demand for products and services and redemption of capital stock. For example, as of December 31, 2006, the Bank had 64.6% of its loans outstanding to three members, Sovereign Bank, GMAC Bank and Citicorp Trust Bank, and 50.1% of its capital stock was owned by the same three members. If Sovereign Bank, GMAC Bank or Citicorp Trust Bank paid off their outstanding loans or if they withdrew from membership, the Bank could experience a material adverse effect on its outstanding loan balance, and capital stock levels and net income, as well as lower demand for its products and services.

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

On December 21, 2006, Sovereign Bank announced a balance sheet restructuring. This announcement included a de-leveraging of approximately $10 billion in assets and $10 billion in wholesale funding, including FHLBank System loans, during the first quarter of 2007. As of December 31, 2006, Sovereign Bank was the Bank’s largest borrower and stockholder and held outstanding loans of $18.0 billion, or 36.5% of total loans, and capital stock of $905.5 million, or 26.7% of total capital stock. As of March 31, 2007, loans outstanding to and capital stock held by Sovereign Bank declined $6.3 billion and $297.9 million, respectively. The first quarter loan repayments had an average yield of 5.3% and their repayment resulted in no prepayment fees. The Bank is currently evaluating the impact of these repayments and their effect on the Bank’s financial condition and forecasts of results of operations and cash flows. For additional information, see the Risk Management section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3:  Defaults upon Senior Securities

None.

Item 4:  Submission of Matters to a Vote of Security Holders

None.

Item 5:  Other Information

None.

Item 6:  Exhibits

Exhibit 10.12	Federal Home Loan Bank of Pittsburgh Short-Term Incentive Compensation Plan#
Exhibit 10.13	Directors’ Fee Policy 2007#
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

#	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: May 11, 2007

By:	/s/ Kristina K. Williams
Kristina K. Williams
Chief Financial Officer