Form 10-Q
period 2007-06-30
Federal Home Loan Bank of Pittsburgh
filed 2007-08-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer          ☐ Accelerated filer          ☑ Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

There were 35,663,109 shares of common stock with a par value of $100 per share outstanding at July 31, 2007.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i

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

Financial Highlights

The Statement of Operations data for the three and six months ended June 30, 2007 and 2006, and the Statement of Condition data as of June 30, 2007 are unaudited and are derived from the financial statements and footnotes included in this report. The Statement of Condition data as of December 31, 2006 is derived from the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Statement of Operations

	Three months ended		Six months ended
	June 30,		June 30,

(in thousands)	2007	2006	2007	2006

Net interest income before provision for credit losses	$85,897	$86,974	$169,551	$165,224
Provision (benefit) for credit losses	(43)	46	1,846	616
Other income, excluding net gain on derivatives and hedging activities	1,534	1,656	3,117	3,297
Net gain (loss) on derivatives and hedging activities	(1,720)	403	3,277	5,029
Other expense	14,717	15,528	29,878	31,831

Income before assessments	71,037	73,459	144,221	141,103
Assessments	18,854	19,506	38,283	37,463

Net income	$52,183	$53,953	$105,938	$103,640

Earnings per share (1)	$1.70	$1.68	$3.43	$3.35

Dividends	$46,049	$42,322	$95,293	$66,336
Weighted average dividend rate (2)	6.00%	5.36%	5.91%	4.37%
Return on average capital	6.29%	6.27%	6.38%	6.31%
Return on average assets	0.28%	0.29%	0.29%	0.29%
Net interest margin (3)	0.47%	0.48%	0.47%	0.46%
Total capital ratio (at period-end) (4)	4.56%	4.61%	4.56%	4.61%
Total average capital to average assets	4.50%	4.70%	4.51%	4.54%

Notes:

(1)	Earnings per share calculated based on net income.
(2)	Weighted average dividend rates are calculated as annualized dividends paid in the period divided by the average capital stock balance outstanding during the period on which the dividend is based (i.e., in 2007 quarterly dividends are based on the prior quarter average capital stock balance outstanding).
(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(4)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at period end.

Statement of Condition

	June 30,	December 31,
(in thousands)	2007	2006

Loans to members	$55,876,149	$49,335,377
Investments – Federal funds sold, interest-bearing deposits and investment securities (1)	18,668,252	19,994,932
Mortgage loans held for portfolio, net	6,539,756	6,966,345
Total assets	82,183,152	77,376,458
Deposits and other borrowings (2)	2,441,186	1,433,889
Consolidated obligations, net (3)	75,296,107	71,472,618
AHP payable	53,612	49,386
REFCORP payable	13,045	14,531
Capital stock – putable (4)	3,484,906	3,384,358
Retained earnings	265,422	254,777
Total capital	3,746,690	3,633,974

Notes:

(1)	None of these securities were purchased under agreements to resell.
(2)	Includes mandatorily redeemable capital stock.
(3)	Aggregate FHLBank System-wide consolidated obligations (at par) were $970.9 billion and $952.0 billion at June 30, 2007 and December 31, 2006, respectively.
(4)	Bank capital stock is redeemable at the request of a member subject to the statutory redemption periods and other conditions and limitations. Details of the restrictions and redemption process are available in Note 15 in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Forward-Looking Information

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the Bank’s capital structure; membership changes; changes in the demand by Bank members for Bank loans to members; an increase in loans to members prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes and Risk Factors included in Part II, Item 1A of this report on Form 10-Q, and the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the three and six months ended June 30, 2007. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report as well as the audited financial statements and analysis for the year ended December 31, 2006, included in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Summary of Financial Results

Net Income and Return on Capital.  The Bank’s net income for the second quarter of 2007 was $52.1 million, a decrease of $1.8 million, or 3.3% from the prior year second quarter. The decrease was primarily due to net losses on derivatives and hedging activities in the current period, compared with moderate gains in the year-ago second quarter. The higher rate environment and increased average balances resulted in higher interest income in the loans to members and investment portfolios. This increase was offset by higher interest expense on discount notes, due to both higher volume and higher rates paid. The Bank’s return on average capital increased to 6.29% in the second quarter of 2007, compared to 6.27% in the second quarter of 2006. This slight increase was due to the impact of a decrease in average capital, which more than offset the impact of decline in net income.

Net income for the six months ended June 30, 2007 was $105.9 million, compared to $103.6 million for the six months ended June 30, 2006, an increase of $2.3 million, or 2.2%. Higher interest rates and average balances drove the $205.8 million increase in interest income related to the loans to members and investment portfolios. This was offset by a $201.5 million increase in interest expense on discount notes and deposits due to both higher volume and rates paid. The Bank’s return on average capital for the six months ended June 30, 2007 was 6.38%, compared to 6.31% in the year-ago period. This improvement was due to the impact of higher net income; average capital for the six month period was flat from prior year.

Details of the Statement of Operations are discussed more fully below.

Dividend Rate.  Because members may purchase and redeem their Bank capital stock shares only at par value, management has regarded quarterly dividend payments as an important vehicle through which a direct investment return is provided. The Bank’s weighted average dividend rate was 6.00% for the second quarter of 2007 compared to 5.36% in the second quarter of 2006. Retained earnings were $265.4 million as of June 30, 2007, compared to $254.8 million at December 31, 2006.

Net Interest Income

The following table summarizes the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three and six months ended June 30, 2007 and 2006.

Average Balances and Interest Yields/Rates Paid

	Three months ended June 30,
	2007			2006

		Interest	Avg. Yield/		Interest	Avg. Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold (1)	$3,929	$52	5.27	$3,960	$48	4.92
Interest-bearing deposits	3,908	52	5.36	3,500	44	5.00
Investment securities (2)	12,389	153	4.95	11,308	130	4.62
Loans to members	45,822	626	5.48	46,078	589	5.13
Mortgage loans held for portfolio (3)	6,651	85	5.15	7,395	94	5.08

Total interest-earning assets	72,699	$968	5.34	72,241	$905	5.02
Allowance for credit losses	(7)			(6)
Other assets	1,208			1,231

Total assets	$73,900			$73,466

Liabilities and capital
Deposits	$1,684	$21	5.12	$1,333	$16	4.76
Consolidated obligation discount notes	16,267	212	5.22	10,788	131	4.87
Consolidated obligation bonds	51,621	648	5.03	56,774	671	4.74
Other borrowings	94	1	5.55	21	-	5.35

Total interest-bearing liabilities	69,666	$882	5.08	68,916	$818	4.76
Other liabilities	908			1,096
Total capital	3,326			3,454

Total liabilities and capital	$73,900			$73,466

Net interest spread			0.26			0.26
Impact of noninterest-bearing funds			0.21			0.22

Net interest income/net interest margin		$86	0.47		$87	0.48

Notes:

(1)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(2)	The average balance of investment securities available-for-sale represents fair values. The related yield, however, is calculated based on cost.
(3)	Nonaccrual loans are included in average balances in determining the average rate.

As noted above, the Bank experienced increases in interest-earning assets, interest-bearing liabilities and overall interest rates in the quarterly comparison. The overall impact of these changes was a slight decrease in net interest income, as the increase in interest expense more than offset the rise in interest income. Additional analysis regarding the shift in the mix of these components is included in the Rate/Volume Analysis section below.

The net interest margin decreased one basis point to 0.47% for the second quarter of 2007, reflected in the impact of noninterest-bearing funds. While the net interest spread was 0.26% for both periods, the Bank has continued to experience some spread compression. Absent changes in the average balance of capital stock, the impact of net noninterest-bearing funds is driven primarily by short-term interest rates; as the short-term rates increase (decrease), the impact of net noninterest-bearing funds increases (decreases) as well.

Average Balances and Interest Yields/Rates Paid

	Six months ended June 30,
	2007			2006

		Interest	Avg.		Interest	Avg.
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold (1)	$3,735	$98	5.29	$3,557	$83	4.72
Interest-bearing deposits	3,904	104	5.37	3,432	81	4.77
Investment securities (2)	12,602	310	4.96	11,350	258	4.59
Loans to members	46,012	1,249	5.47	46,015	1,117	4.89
Mortgage loans held for portfolio (3)	6,753	173	5.18	7,470	189	5.10

Total interest-earning assets	73,006	$1,934	5.34	71,824	$1,728	4.85
Allowance for credit losses	(7)			(6)
Other assets	1,234			1,094

Total assets	$74,233			$72,912

Liabilities and capital
Deposits	$1,542	$39	5.11	$1,236	$28	4.50
Consolidated obligation discount notes	16,557	429	5.23	11,231	258	4.64
Consolidated obligation bonds	51,808	1,294	5.04	56,066	1,277	4.59
Other borrowings	58	2	5.82	19	-	4.46

Total interest-bearing liabilities	69,965	$1,764	5.08	68,552	$1,563	4.60
Other liabilities	921			1,046
Total capital	3,347			3,314

Total liabilities and capital	$74,233			$72,912

Net interest spread			0.26			0.25
Impact of noninterest-bearing funds			0.21			0.21

Net interest income/net interest margin		$170	0.47		$165	0.46

Notes:

(1)	The average balance of Federal funds sold, related interest income and average yield calculations include loans to other FHLBanks.
(2)	The average balance of investment securities available-for-sale represents fair values. Related yield, however, is calculated based on cost.
(3)	Nonaccrual loans are included in average balances in determining the average rate.

As noted above, the Bank experienced increases in interest-earning assets, interest-bearing liabilities and overall interest rates in the year-over-year comparison. Overall, net interest income increased $5 million, as the increase in interest income more than offset the increase in interest expense. Additional analysis regarding the shift in the mix of these categories is included in the Rate/Volume Analysis section below.

The net interest margin increased one basis point to 0.47%; this impact was reflected in the net interest spread.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2007 and 2006.

	Three months ended June 30			Six months ended June 30

(in millions)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income due to:
Federal funds sold	$-	$4	$4	$4	$11	$15
Interest-bearing deposits	5	3	8	11	12	23
Investment securities	13	10	23	29	23	52
Loans to members	(3)	40	37	-	132	132
Mortgage loans held for portfolio	(10)	1	(9)	(18)	2	(16)

Total	5	58	63	26	180	206
Increase (decrease) in interest expense due to:
Deposits	4	1	5	7	4	11
Consolidated obligation discount notes	67	14	81	122	49	171
Consolidated obligation bonds	(61)	38	(23)	(97)	114	17
Other borrowings	1	-	1	1	1	2

Total	11	53	64	33	168	201

Increase (decrease) in net interest income	$(6)	$5	$(1)	$(7)	$12	$5

Average interest-earning assets for second quarter 2007 increased $458 million, or 0.6%, from second quarter 2006. Increases in interest-bearing deposits and investment securities were basically offset by a decrease in mortgage loans held for portfolio. The loans to members portfolio average balance was relatively flat compared to the prior year quarter. For the six months ended June 30, 2007, average interest-earning assets increased $1.2 billion, or 1.6%, from the prior year period. Increases in Federal funds sold, interest-bearing deposits and investment securities were partially offset by a continued decline in mortgage loans held for portfolio. The loans to members portfolio average balance was flat from the prior year.

The net increases in average Federal funds sold and interest-bearing deposits in the quarter-over-quarter and year-over-year comparisons totaled $377 million, or 5.1%, and $650 million, or 9.3%, respectively; the impact to interest income in these categories was an increase of $12 million and $38 million, respectively, driven both by volume and rates. This activity reflected the Bank’s continued strategy to maintain a strong liquidity position in short-term investments due in large part to the implementation of the Federal Reserve Daylight Overdraft Policy (“Overdraft Policy”), which became effective July 20, 2006. The Bank has been investing in these liquid assets while the short-term interest rates have been increasing.

Increases in the average investment securities portfolio balances in the quarter-over-quarter and year-over-year comparisons were $1.1 billion, or 9.6%, and $1.3 billion, or 11.0%, respectively; the interest income impact was $23 million and $52 million, respectively, driven both by volume and rates. The investment securities portfolio includes both available-for-sale and held-to-maturity securities, the majority of which is in held-to-maturity. The portfolio is comprised mainly of mortgage-backed securities (MBS). The Bank continues to purchase MBS when permitted under regulatory limits. All but one of the MBS investments are rated AAA and a portion of these securities are guaranteed principal and interest payments by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation.

The average loans to members portfolio balance was basically flat in both the quarter-over-quarter and year-over-year comparisons; however, interest income has increased $37 million and $132 million, respectively, which was entirely rate driven. The overall yield on the portfolio increased 35 basis points and 58 basis points, respectively, in the quarter-over-quarter and year-over-year comparison. In the quarterly comparison, while balances were basically flat, the shift in the portfolio mix affected the overall yield. In the year-to-date comparison, the yield was impacted by an increase in average short-term rates of approximately 30 basis points from 2006 to 2007. Specific fluctuations within the portfolio are discussed more fully below.

The mortgage loans held-for-portfolio balances continued to decrease, declining $744 million, or 10.1%, and $716 million, or 9.6%, in the quarter-over-quarter and year-over-year comparisons, respectively. Correspondingly, the interest income on this portfolio declined $9 million and $16 million in the comparisons as well. The volume of mortgages available to be purchased from members has declined due in large part to the charter consolidation of National City Bank, as successor by merger to National City Bank of Pennsylvania, formerly the Bank’s largest provider of mortgages. As a result, purchase activity has not been able to keep pace with run-off of the existing portfolio, resulting in a continued decline in the overall portfolio.

The composition of the consolidated obligations portfolio reflected a shift in both the quarter-over-quarter and year-over- year comparisons. The second quarter 2007 balances in discount notes increased $5.5 billion, or 50.8%, while bonds decreased $5.2 billion, or 9.1%. For the six months ended June 30, 2007, discount notes increased $5.3 billion, or 47.4%, while bonds decreased $4.3 billion, or 7.6%. Interest expense on discount notes increased $81 million and $171 million in the quarter-over-quarter and year — over-year comparisons, respectively. The increases in interest expense on discount notes were primarily volume-driven, although there was a moderate impact due to rates. Interest expense on bonds decreased $23 million in the quarter-over-quarter comparison, but increased slightly by $17 million in the year-over-year comparison. For the second quarter comparison to prior year, the decline was primarily volume-driven, which was only partially offset by an increase in the rates paid. However, for the six months comparison to the prior year six months, the overall increase in rates paid more than offset the impact of the decline in volume. The increase in the shorter-term discount notes portfolio was primarily the result of the desire to provide additional funding flexibility relative to the changing dynamics of the loans to members portfolio, as well as the Bank’s own funding requirements for increases in interest-bearing deposits and Federal funds sold.

Loans to Members Portfolio Detail:

		Average Balances
		Three months ended June 30,		Six months ended June 30,

(in millions)
Product	Description	2007	2006	2007	2006

RepoPlus	Short-term fixed-rate loans; principal and interest paid at maturity. (1 day to 3 months)	$5,677.3	$4,629.0	$5,220.6	$5,110.5
Mid-Term RepoPlus	Mid-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly. (3 months to 3 years)	18,274.9	19,411.6	19,006.7	19,085.6
Term Loans	Long-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly; (includes amortizing loans with principal and interest paid monthly); Affordable Housing Loans and Community Investment Loans. (3 years to 30 years)	10,149.5	8,601.3	10,273.5	10,326.1
Convertible Select	Long-term fixed-rate and adjustable-rate loans with conversion options sold by member; principal paid at maturity; interest paid quarterly. (1 year to 15 years)	8,783.2	12,405.7	8,791.9	10,415.1
Hedge Select	Long-term fixed-rate and adjustable-rate loans with embedded options bought by member; principal paid at maturity; interest paid quarterly. (1 year to 10 years)	50.2	50.0	50.1	101.9
Returnable	Loans in which the member has the right to prepay the loan after a specified period. (3 years to 30 years)	2,944.9	1,361.6	2,731.1	1,216.1

Total par value		45,880.0	46,459.2	46,073.9	46,255.3
Discount on AHP loans to members		(1.4)	(1.6)	(1.4)	(1.7)
Deferred prepayment fees		(0.2)	(0.3)	(0.2)	(0.3)
SFAS 133 hedging adjustment		(56.8)	(378.8)	(60.5)	(238.2)

Total book value		$45,821.6	$46,078.5	$46,011.8	$46,015.1

As noted above, in both the quarter-over-quarter and year-over-year comparisons, the loans to members portfolio average balances have remained relatively flat; however, there have been changes in the composition of the portfolio by product.

In the comparison of second quarter 2007 to second quarter 2006, the Bank experienced a shift out of the Mid-Term RepoPlus product into the RepoPlus product. In 2006, the Bank was preparing for the implementation of the Overdraft Policy and its implications on the Bank’s liquidity position. As a result of the Bank’s loan pricing and funding strategy at that time, Mid-Term RepoPlus balances grew while an adequate liquidity position was maintained. Since implementation of the Overdraft Policy in July 2006, the Bank has gained experience managing its liquidity position under these requirements and has minimized the impact on members’ product choices. Current quarter average balances reflect a shift in members’ borrowings, including significant overnight funding by several of the Bank’s larger customers. The quarterly comparison also reflected an increase in the Returnable product, due primarily to the activity of one member, as well as a shift out of the Convertible Select product into the Term Loan product, in part as a result of the flat yield curve. In addition, the relatively lower level of longer-term fixed rates and the cost of purchasing prepayment options in this market environment are of greater value to the member than the selling of the optionality feature within the Convertible Select product, the value of which has declined due to lower volatility. This also explains the shift in the comparison of the six months ended June 30, 2007 to June 30, 2006 from the Convertible Select product to the Returnable product.

As of June 30, 2007, 48.0% of the par value of loans in the portfolio had an original maturity of one year or less. The par value of loans with either a next call date (for returnable loans) or original maturity (for the remainder of the portfolio) of one year or less comprised 53.5% of the portfolio at June 30, 2007. The par value of loans with either a next convert date (for convertible loans) or original maturity (for the remainder of the portfolio) of one year or less comprised 60.6% of the quarter-end balance.

The ability to grow the loans to members portfolio may be impacted by, among other things, the following: (1) the Bank’s liquidity position and how management chooses to fund the Bank; (2) the slowing housing market; (3) the flatter yield curve; and (4) the Bank’s need to meet the liquidity demands of several large borrowers. These factors continue to put pressure on the Bank’s ability to grow the loans to members portfolio in the current pricing environment.

Net Interest Income Derivative Effects.  The Bank’s use of derivatives for hedge accounting purposes impacts the levels of interest income and expense recognized in the Statement of Operations. Significant impacts occur within interest income on loans to members and interest expense on consolidated obligation bonds. The derivative related impacts largely are attributable to the net interest amount due to/from the interest rate swap counterparty. The derivative related impact on a given line item will fluctuate through time as a result of changes in underlying average benchmark interest rates as well as changes in hedged portfolio mix and level.

The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the three and six months ended June 30, 2007 and 2006. Derivative and hedging activities are discussed below in the other income (loss) section.

Three months ended June 30, 2007

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$3,929	$52	5.27	$52	5.27	$-
Interest-bearing deposits	3,908	52	5.36	52	5.36	-
Investment securities	12,389	153	4.95	153	4.95	-
Loans to members	45,822	626	5.48	572	5.00	54	0.48
Mortgage loans held for portfolio	6,651	85	5.15	86	5.20	(1)	(0.05)

Total interest-earning assets	72,699	$968	5.34	$915	5.05	$53	0.29
Allowance for credit losses	(7)
Other assets	1,208

Total assets	$73,900

Liabilities and capital
Deposits	$1,684	$21	5.12	$21	5.12	$-
Consolidated obligation discount notes	16,267	212	5.22	212	5.22	-
Consolidated obligation bonds	51,621	648	5.03	617	4.79	31	0.24
Other borrowings	94	1	5.55	1	5.55	-

Total interest-bearing liabilities	69,666	$882	5.08	$851	4.90	$31	0.18
Other liabilities	908
Total capital	3,326

Total liabilities and capital	$73,900

Net interest income/ interest rate spread		$86	0.26	$64	0.15	$22	0.11

Three months ended June 30, 2006

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$3,960	$48	4.92	$48	4.92
Interest-bearing deposits	3,500	44	5.00	44	5.00
Investment securities	11,308	130	4.62	130	4.62
Loans to members	46,078	589	5.13	529	4.60	$60	0.53
Mortgage loans held for portfolio	7,395	94	5.08	95	5.14	(1)	(0.06)

Total interest-earning assets	72,241	$905	5.02	$846	4.69	$59	0.33
Allowance for credit losses	(6)
Other assets	1,231

Total assets	$73,466

Liabilities and capital
Deposits	$1,333	$16	4.76	$16	4.76
Consolidated obligation discount notes	10,788	131	4.87	131	4.87
Consolidated obligation bonds	56,774	671	4.74	620	4.38	$51	0.36
Other borrowings	21	-	5.35	-	5.35

Total interest-bearing liabilities	68,916	$818	4.76	$767	4.46	$51	0.30
Other liabilities	1,096
Total capital	3,454

Total liabilities and capital	$73,466

Net interest income/ interest rate spread		$87	0.26	$79	0.23	$8	0.03

Six months ended June 30, 2007

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$3,735	$98	5.29	$98	5.29
Interest-bearing deposits	3,904	104	5.37	104	5.37
Investment securities	12,602	310	4.96	310	4.96
Loans to members	46,012	1,249	5.47	1,140	4.99	$109	0.48
Mortgage loans held for portfolio	6,753	173	5.18	175	5.23	(2)	(0.05)

Total interest-earning assets	73,006	$1,934	5.34	$1,827	5.05	$107	0.29
Allowance for credit losses	(7)
Other assets	1,234

Total assets	$74,233

Liabilities and capital
Deposits	$1,542	$39	5.11	$39	5.11
Consolidated obligation discount notes	16,557	429	5.23	429	5.23
Consolidated obligation bonds	51,808	1,294	5.04	1,227	4.78	$67	0.26
Other borrowings	58	2	5.82	2	5.82

Total interest-bearing liabilities	69,965	$1,764	5.08	$1,697	4.89	$67	0.19
Other liabilities	921
Total capital	3,347

Total liabilities and capital	$74,233

Net interest income/ interest rate spread		$170	0.26	$130	0.16	$40	0.10

Six months ended June 30, 2006

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Federal funds sold	$3,557	$83	4.72	$83	4.72
Interest-bearing deposits	3,432	81	4.77	81	4.77
Investment securities	11,350	258	4.59	258	4.59
Loans to members	46,015	1,117	4.89	1,028	4.50	$89	0.39
Mortgage loans held for portfolio	7,470	189	5.10	191	5.16	(2)	(0.06)

Total interest-earning assets	71,824	$1,728	4.85	$1,641	4.61	$87	0.24
Allowance for credit losses	(6)
Other assets	1,094

Total assets	$72,912

Liabilities and capital
Deposits	$1,236	$28	4.50	$28	4.50
Consolidated obligation discount notes	11,231	258	4.64	258	4.64
Consolidated obligation bonds	56,066	1,277	4.59	1,191	4.28	$86	0.31
Other borrowings	19	-	4.46	-	4.46

Total interest-bearing liabilities	68,552	$1,563	4.60	$1,477	4.35	$86	0.25
Other liabilities	1,046
Total capital	3,314

Total liabilities and capital	$72,912

Net interest income/ interest rate spread		$165	0.25	$164	0.26	$1	(0.01)

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

The change in the amount of amortization and accretion of premiums and discounts on mortgage loans impacts the total and variability of the Bank’s net interest income. The combination of historically low residential mortgage rates, aggressive marketing by loan originators and the availability of low-cost loan products to prospective borrowers had previously resulted in high levels of prepayment activity in the Bank’s mortgage loan portfolio. However, throughout 2006 and into 2007, prepayment activity decreased from prior levels, resulting in lower net premium/discount amortization. The amortization and accretion of mortgage loan premiums and discounts resulted in a net expense of $2.5 million and $5.2 million for the three and six months ended June 30, 2007, respectively, compared to $3.7 million and $7.3 million, respectively, for the same periods in 2006.

The table below provides key information related to the Bank’s premium/discount on mortgage loans.

	Three months ended		Six months ended
	June 30,		June 30,

(dollars in thousands)	2007	2006	2007	2006

Net premium/(discount) expense for the period	$2,561	$3,668	$5,230	$7,329
Mortgage loan related net premium balance at period-end	$47,396	$60,101	$47,396	$60,101
Mortgage loan par balance at period-end	$6,474,832	$7,262,010	$6,474,832	$7,262,010
Premium balance as a percent of mortgage loans	0.73%	0.83%	0.73%	0.83%

Other Income (Loss)

	Three months ended			Six months ended,
	June 30,		% Change	June 30,		% Change
(in thousands)	2007	2006	2007/2006	2007	2006	2007/2006

Service fees	$997	$1,140	(12.5)	$1,955	$2,313	(15.5)
Net gain (loss) on derivatives and hedging activities	(1,720)	403	n/m	3,277	5,029	(34.8)
Other, net	537	516	4.1	1,162	984	18.1

Total other income (loss)	$(186)	$2,059	n/m	$6,394	$8,326	(23.2)

Second quarter 2007 results included other loss of $186 thousand, compared with income of $2.1 million in the second quarter of 2006. This change was primarily due to $1.7 million of net losses in derivatives and hedging activities in the current year, while 2006 included $403 thousand of gains. In addition, services fees decreased $143 thousand, or 12.5%, in the second quarter comparison to prior year including declines in coin and currency and wire services. All other income increased $21 thousand, or 4.1%, from second quarter 2006 to second quarter 2007 including higher income on REO dispositions.

Other income for the six months ended June 30, 2007 was $6.4 million, compared with $8.3 million for the six months ended June 30, 2006. Results for 2006 included $5.0 million of net gains on derivatives and hedging activities, compared with $3.3 million in the current year, a decrease of $1.7 million. Service fees decreased $358 thousand, or 15.5%, in 2007 compared to the prior year primarily due to a decision by management to exit the official checks business in third quarter 2006. Volumes in safekeeping and wire services also declined in the year-over-year comparison. In addition, pricing for wire services was reduced at the beginning of 2007.

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

Regardless of the hedge strategy employed, the Bank’s predominant hedging instrument is an interest rate swap. At the time of inception, the fair market value of an interest rate swap generally equals or is close to a zero value. Notwithstanding the exchange of interest payments made during the life of the swap, which are recorded as either interest income/expense or as a gain (loss) on derivative, depending upon the accounting classification of the hedge instrument, the fair value of an interest rate swap returns to zero at the end of its contractual term. Therefore, although the fair value of an interest rate swap is likely to change over the course of its full term, upon maturity any unrealized gains and losses net to zero.

The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness, for the three and six months ended June 30, 2007 and 2006, respectively.

		Three months ended
(in thousands)		June 30,
Type of Hedge	Asset/Liability Hedged	2007	2006

Fair value hedge ineffectiveness	Loans to members	$(140)	$(255)
	Consolidated obligations	(4,068)	(262)

	Total fair value hedge ineffectiveness	(4,208)	(517)

Economic hedges		2,420	1,037
Intermediary transactions		1	(44)
Other		67	(73)

Net gain (loss) on derivatives and hedging activities		$(1,720)	$403

		Six months ended
(in thousands)		June 30,
Type of Hedge	Asset/Liability Hedged	2007	2006

Fair value hedge ineffectiveness	Loans to members	$2,495	$1,182
	Consolidated obligations	(1,379)	298

	Total fair value hedge ineffectiveness	1,116	1,480

Economic hedges		1,885	3,657
Intermediary transactions		53	(99)
Other		223	(9)

Net gain on derivatives and hedging activities		$3,277	$5,029

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). For the second quarter of 2007, total ineffectiveness related to these fair value hedges resulted in a loss of $4.2 million compared to a loss of $0.5 million in the second quarter of 2006. For the six months ended June 30, 2007 and 2006, total ineffectiveness related to fair value hedges resulted in gains of $1.1 million and $1.5 million, respectively. The overall notional amount decreased from $69.3 billion at June 30, 2006 to $63.8 billion at June 30, 2007. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a gain of $2.4 million in the second quarter of 2007 compared to a gain of $1.0 million in the second quarter of 2006. For the six months ended June 30, 2007 and 2006, gains recorded for economic hedges were $1.9 million and $3.7 million, respectively. The overall notional amount of economic hedges decreased from $3.2 billion at June 30, 2006 to $2.0 billion at June 30, 2007.

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

	Three months ended		Six months ended
	June 30,		June 30,

(in thousands)	2007	2006	2007	2006

Contracts with members - fair value change	$10	$(35)	$18	$(1,603)
Contracts with counterparties - fair value change	(15)	16	(31)	1,509

Net fair value change	(5)	(19)	(13)	(94)
Interest income due to spread	6	(25)	66	(5)

Net gain (loss) on intermediary derivative activities	1	$(44)	$53	$(99)

Other Expense

	Three months ended			Six months ended
	June 30,		% Change	June 30,		% Change
(in thousands)	2007	2006	2007/2006	2007	2006	2007/2006

Operating - salaries and benefits	$8,508	$8,422	1.0	$17,895	$18,254	(2.0)
Operating - occupancy	937	817	14.7	1,738	1,578	10.1
Operating - other	4,133	5,299	(22.0)	7,822	9,876	(20.8)
Finance Board	659	582	13.2	1,319	1,165	13.2
Office of Finance	480	408	17.6	1,104	958	15.2

Total other expenses	$14,717	$15,528	(5.2)	$29,878	$31,831	(6.1)

Other expense totaled $14.7 million in the second quarter of 2007, compared to $15.5 million in the second quarter of 2006, a decrease of $811 thousand, or 5.2%. Excluding the operating expenses of the Finance Board and OF described below, all other expense decreased $960 thousand, or 6.6%. This decline was primarily due to a decrease in other operating expenses related to declines in professional fees and contractual services expenses partially offset by increases in depreciation and equipment expense.

For the six months ended June 30, 2007, total operating expenses were $29.9 million, down $1.9 million, or 6.1%, from $31.8 million for the same year-ago period. Excluding the Finance Board and OF expenses, all other expense decreased $2.2 million, or 7.6%. This decline was due to lower salaries and benefits expense and lower other operating expenses. Salaries and benefits expense in 2006 included a one-time $1.1 million expense related to a retirement lump sum payment for the former CEO. This was offset by increases due to higher incentive compensation and overall merit and promotion increases. Other operating expenses in 2006 included $460 thousand of grossed-up relocation expense for the newly-hired CEO, as well as higher professional fees and contractual services expense. At June 30, 2007, full-time equivalent staff totaled 241 positions, a decrease of 9 positions from June 30, 2006.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Board and the OF. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations and totaled $1.1 million and $1.0 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, these expenses were $2.4 million and $2.1 million, respectively. The Bank has no control over the operating expenses of the Finance Board. The FHLBanks are able to exert a limited degree of control over the operating expenses of the OF due to the fact that two directors of the OF are also FHLBank presidents.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	Three months ended			Six months ended
	June 30,		% Change	June 30,		% Change
(in thousands)	2007	2006	2007/2006	2007	2006	2007/2006

Affordable Housing Program (AHP)	$5,809	$6,018	(3.5)%	$11,799	$11,553	2.1%
REFCORP	13,045	13,488	(3.3)%	26,484	25,910	2.2%

Total assessments	$18,854	$19,506	(3.3)%	$38,283	$37,463	2.2%

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through the second quarter of 2007 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final estimated payment during the fourth quarter of 2014. This date assumes that the FHLBanks pay exactly $300 million annually until 2014. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

Application of the REFCORP percentage rate as applied to earnings during the three months ended June 30, 2007 and 2006 resulted in expenses for the Bank of $13.0 million and $13.5 million, respectively. For the six months ended June 30, 2007 and 2006, it resulted in expenses for the Bank of $26.4 million and $25.9 million, respectively. The year-to-year changes in AHP and REFCORP assessments for the Bank reflect the changes in pre-assessment earnings.

Financial Condition

The following is Management’s Discussion and Analysis of the Bank’s financial condition at June 30, 2007 compared to December 31, 2006. This should be read in conjunction with the Bank’s unaudited interim financial statements and notes in this report and the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Asset Growth and Composition.  As a result of an increase in the loans to members portfolio, the Bank’s total assets increased $4.8 billion, or 6.2%, to $82.2 billion at June 30, 2007, up from $77.4 billion at December 31, 2006. The loans to members increase was due to increases in short-term portfolio balances, including RepoPlus. The short-term portion of the loans to members portfolio is volatile and can have a significant impact on outstanding balances. This is clearly demonstrated by comparing the average balance of the loans to members portfolio for the quarter, which was $45.8 billion, to the balance at June 30, 2007, which was $55.9 billion. The difference between the average and quarter-end amounts was due to overnight loans to Lehman Brothers Bank FSB and Sovereign Bank of $5.0 billion and $2.2 billion, respectively, all of which matured by July 3, 2007.

Total housing finance-related assets, which include MPF Program loans, loans to members, mortgage-backed securities and other mission-related investments, increased by $5.6 billion, or 8.2%, to $73.6 billion at June 30, 2007, up from $68.0 billion at December 31, 2006. Total housing finance-related assets accounted for 89.5% of assets as of June 30, 2007 and 87.9% of assets as of December 31, 2006.

Loans to Members.  At June 30, 2007, total loans to members reflected balances of $55.9 billion to 219 borrowing members, compared to $49.3 billion at year-end 2006 to 221 borrowing members, representing a 13.3% increase in the portfolio balance. Loan generation continued to be attributable to the Bank’s four largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the six months ended June 30, 2007 and the year ended December 31, 2006.

Member Asset Size	2007	2006

Less than $100 million	49	54
Between $100 million and $500 million	131	137
Between $500 million and $1 billion	36	45
Between $1 billion and $5 billion	28	26
Greater than $5 billion	13	13

Total borrowing members	257	275

Total membership	335	334
Percent of members borrowing	76.7%	82.3%

Loans to members in the second quarter and first six months of 2007 reflected the residential real estate market and, to a lesser degree, small business and commercial real estate demand of members’ customers. Average loan demand of members leveled off due to the limited economic growth in the Bank’s market, which includes Pennsylvania, West Virginia and Delaware. The yield curve remains relatively flat, at least by historic standards. This has impacted the portfolio activity, making it difficult for members to profit from lending and investing activities. In addition, the portfolio activity has been affected by intense competition for members’ funding requirements from capital markets and brokered CD organizations. However, during the month of June 2007, widening spreads in the capital markets have improved the Bank’s competitive position as a source of liquidity for its members.

A number of the Bank’s members have a high percentage of long-term mortgage assets on their balance sheets; these members generally fund these assets through longer-term borrowings with the Bank to mitigate interest rate risk. Continuing to meet the needs of such members will be an important part of the Bank’s loans to members business. This is demonstrated by the fact that at June 30, 2007, the Bank’s loans to members portfolio was still weighted heavily in the combined mid-term and long-term products offered to members. However there has been a shift in the Bank’s portfolio as the mid-term and long-term products have declined from 65.5% of the portfolio at December 31, 2006 to 56.1% at June 30, 2007.

The primary driver of the percentage decrease in mid-term and long-term products is the increase in the RepoPlus product as discussed above. Although the RepoPlus outstandings are short-term in nature, the Bank has experienced renewals of this short-term funding by some of its large customers during the month of July 2007. This has generated a monthly July 2007 average outstanding balance of approximately $55 billion, which is approximately $9 billion higher than the second quarter average balance. As market conditions change rapidly, the short-term nature of this lending could materially impact the Bank’s outstanding loan balance.

Mortgage Loans Held for Portfolio.  Partially offsetting the increase in the quarter end loans to members balance was a decrease in the net mortgage loans held for portfolio, which declined 6.1% to $6.5 billion at June 30, 2007, compared to $7.0 billion at December 31, 2006.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table.

	June 30,	December 31,
(in thousands)	2007	2006

Loans to members	$55,876,149	$49,335,377
Mortgage loans held for portfolio, net (1)	6,539,756	6,966,345
Nonaccrual mortgage loans, net (1)	17,078	18,771
Mortgage loans past due 90 days or more and still accruing interest (2)	10,698	15,658
Banking on Business (BOB) loans, net (1)(3)	10,226	11,469

Notes:

(1)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.
(2)	Government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.
(3)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

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

At June 30, 2007 and December 31, 2006, the allowance for credit losses on the mortgage loans held for portfolio was $717 thousand and $853 thousand, respectively. At June 30, 2007 and December 31, 2006, the allowance for credit losses on the BOB loans was $7.9 million and $6.7 million, respectively.

Interest-bearing Deposits and Federal Funds Sold.  At June 30, 2007, these short-term investments totaled $6.3 billion, a decrease of $0.7 million, or 9.3% from the December 31, 2006 balance. However, these balances have grown over the last two years. This growth reflects the Bank’s strategy to continue to increase its short-term liquidity position in response to changes brought about by the Overdraft Policy as well as the Bank’s desire to have funds readily available for member loans.

Investment Securities.  The 5.2% decrease in investment securities from December 31, 2006 to June 30, 2007, was primarily due to a decrease in held-to-maturity investments. These investments include mortgage-backed securities (MBS) that are collateralized and provide a return that can significantly exceed the return on other types of investments. However, the amount that the Bank can invest in MBS is limited by regulation to 300% of regulatory capital. Due to increases in the capital stock position during second quarter 2007 driven by higher loans to members activity, the Bank was able to increase its MBS holdings. The opportunity to purchase MBS is primarily driven by fluctuations in the loans to members portfolio; at a given point in time, an increase in the loan balance translates to an increase in related capital stock, which provides for additional room under the regulatory limit to invest in additional securities. The Bank expects to purchase additional MBS in the third quarter of 2007.

The following tables summarize key investment securities portfolio statistics.

	June 30,	December 31,
(in thousands)	2007	2006

Available-for-sale securities:
Equity mutual funds	$5,779	$5,362
Mortgage-backed securities	50,051	60,486

Total available-for-sale securities	$55,830	$65,848

Held-to-maturity securities:
Commercial paper	-	$332,955
State or local agency obligations	$747,330	779,780
U.S. government-sponsored enterprises	1,176,490	984,941
Mortgage-backed securities	10,348,603	10,841,424

Total held-to-maturity securities	12,272,423	$12,939,100

Total investment securities	$12,328,253	$13,004,948

As of June 30, 2007, investment securities had the following maturity and yield characteristics.

(dollars in thousands)	Book Value	Yield

Available-for-sale securities:
Equity mutual funds	$5,779	n/a
Mortgage-backed securities	50,051	5.59

Total available-for-sale securities	$55,830	5.59

Held-to-maturity securities:
State or local agency obligations:
After one but within five years	$378,220	5.74
After five but within ten years	10,575	4.20
After ten years	358,535	5.63

Total state or local agency obligations	747,330	5.70

U.S. government-sponsored enterprises:
Within one year	400,000	5.04
After one but within five years	650,000	5.33
After five years	126,490	4.05

Total U.S. government-sponsored enterprises	1,176,490	5.10
Mortgage-backed securities	10,348,603	4.75

Total held-to-maturity securities	$12,272,423	4.84

Total investment securities	$12,328,253	4.96

As of June 30, 2007, the held-to-maturity securities portfolio included gross unrealized losses of $258 million which are considered temporary. The basis for determination that these declines in fair value are temporary is explained in detail in Note 4 of the unaudited interim financial statements.

As of June 30, 2007, the Bank held investment securities from the following issuers with a book value greater than 10% of the Bank’s total capital.

	Total	Total
(in thousands)	Book Value	Fair Value

Federal Home Loan Mortgage Corporation	$1,562,760	$1,525,253
Wells Fargo Mortgage Backed Securities Trust	1,191,915	1,173,086
Federal National Mortgage Association	1,120,847	1,084,891
J.P. Morgan Mortgage Trust	1,080,195	1,066,006
Countrywide Home Loans	601,981	585,315
Countrywide Alternative Loan Trust	599,074	591,747
Structured Adjustable Rate Mortgage Loan Trust	523,229	519,861
Structured Asset Securities Corporation	429,736	414,278
Citigroup Mortgage Loan Trust	379,862	371,841

Total	$7,489,599	$7,332,278

Deposits.  At June 30, 2007, time deposits in denominations of $100,000 or more totaled $5 million. The table below presents the maturities for time deposits in denominations of $100,000 or more:

(in thousands)
		Over 3 months	Over 6 months
	3 months	but within	but within
By Remaining Maturity at June 30, 2007	or less	6 months	12 months	Total

Time certificates of deposit ($100,000 or more)	$4,000	$1,000	-	$5,000

Commitment and Off-Balance Sheet Items.  At June 30, 2007, the Bank is obligated to fund approximately $670 million in additional loans to members, $6.8 million of mortgage loans, $899.9 million in outstanding standby letters of credit and to issue $513 million in consolidated obligations. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits.

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

At June 30, 2007, Bank retained earnings stood at $265.4 million, representing an increase of $10.6 million, or 4.2%, from December 31, 2006. The Bank exceeded its longer-term retained earnings target of $200 million by first quarter 2006. Prior to reaching the retained earnings target, the Bank paid out less than 100% of net income in dividends. Any future dividend payments are subject to the approval of the Board of Directors.

The following table summarizes the change in retained earnings:

	Six months ended June 30,
(in thousands)	2007	2006

Balance, beginning of the period	$254,777	$188,479
Net income	105,938	103,640
Dividends	(95,293)	(66,336)

Balance, end of the period	$265,422	$225,783

Payout ratio (dividends/net income)	90.0%	64.0%

Operating Segment Results

The following is Management’s Discussion and Analysis of the Bank’s operating segment results for the three and six months ended June 30, 2007 and 2006, which should be read in conjunction with the unaudited interim financial statements and notes included in this report.

The Bank operates two segments differentiated by products. The first segment entitled Traditional Member Finance encompasses a majority of the Bank’s activities, including but not limited to, providing loans to members; investments; and deposit products. The MPF, or Mortgage Finance, segment purchases residential mortgage loans from members and funds and hedges the resulting portfolio.

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

The following tables set forth the Bank’s financial performance by operating segment for the three and six months ended June 30, 2007 and 2006.

Three months ended June 30,

	Traditional	MPF® or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2007
Net interest income	$79,997	$5,900	$85,897
Provision (benefit) for credit losses	123	(166)	(43)
Other income (loss)	(1,440)	1,254	(186)
Other expenses	13,913	804	14,717

Income before assessments	64,521	6,516	71,037
Affordable Housing Program	5,278	531	5,809
REFCORP	11,848	1,197	13,045

Total assessments	17,126	1,728	18,854

Net income	$47,395	$4,788	$52,183

Total assets	$75,643,396	$6,539,756	$82,183,152

2006
Net interest income	$79,446	$7,528	$86,974
Provision for credit losses	44	2	46
Other income (loss)	2,331	(272)	2,059
Other expenses	14,281	1,247	15,528

Income before assessments	67,452	6,007	73,459
Affordable Housing Program	5,528	490	6,018
REFCORP	12,385	1,103	13,488

Total assessments	17,913	1,593	19,506

Net income	$49,539	$4,414	$53,953

Total assets	$67,318,673	$7,342,748	$74,661,421

Six months ended June 30,

	Traditional	MPF® or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2007
Net interest income	$157,080	$12,471	$169,551
Provision (benefit) for credit losses	1,983	(137)	1,846
Other income	5,194	1,200	6,394
Other expense	28,330	1,548	29,878

Income before assessments	131,961	12,260	144,221
Affordable Housing Program	10,799	1,000	11,799
REFCORP	24,232	2,252	26,484

Total assessments	35,031	3,252	38,283

Net income	$96,930	$9,008	$105,938

Total assets	$75,643,396	$6,539,756	$82,183,152

2006
Net interest income	$149,237	$15,987	$165,224
Provision (benefit) for credit losses	754	(138)	616
Other income	8,278	48	8,326
Other expense	29,492	2,339	31,831

Income before assessments	127,269	13,834	141,103
Affordable Housing Program	10,424	1,129	11,553
REFCORP	23,369	2,541	25,910

Total assessments	33,793	3,670	37,463

Net income	$93,476	$10,164	$103,640

Total assets	$67,318,673	$7,342,748	$74,661,421

Traditional Member Finance Segment.  The $2.1 million decrease in second quarter 2007 net income in the Traditional Member Finance segment was primarily due to other losses of $1.4 million for second quarter 2007, compared to other income of $2.3 million in the second quarter of 2006. This variance reflected fluctuations in the fair value hedge ineffectiveness on both the loans to members and consolidated obligations portfolios.

For the six months ended June 30, 2007, net income increased $3.4 million to $96.9 million. The primary driver was an increase in net interest income of $7.8 million, partially offset by a $3.1 million reduction in other income. The increase in net interest income was due to higher levels of investment securities and a slight increase in net interest spread. The decline in other income reflected fluctuations in the fair value hedge ineffectiveness on both the loans to members and consolidated obligations portfolios.

Mortgage Finance Segment.  Net income in the Mortgage Finance segment increased $374 thousand, up from $4.4 million in the second quarter of 2006 to $4.8 million for the second quarter of 2007. A decrease of $1.6 million in net interest income was offset by an increase of $1.5 million in other income and a $443 thousand decrease in other expenses. The decrease in net interest income was due to lower interest-earning asset levels as well as a reduced net interest spread. The offsetting increase in other income was due to fluctuations in the fair value of the economic interest rate swaptions used to minimize the prepayment risk embedded in the mortgage loans.

For the six months ended June 30, 2007, net income decreased $1.1 million to $9.0 million. A decrease of $3.5 million in net interest income was partially offset by an increase of $1.2 million in other income and a $791 thousand decrease in other expenses. The decrease in net interest income was due to lower interest-earning asset levels as well as a reduced net interest spread. The offsetting increase in other income was due to fluctuations in the fair value of the economic interest rate swaptions used to minimize the prepayment risk embedded in the mortgage loans.

Total assets declined in this segment, reflecting the continued run-off of the portfolio. Lower levels of asset acquisition in this segment have permitted redeployment of resources thus reducing allocated other expenses in the six months ended June 30, 2007 compared to the same year-ago period.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources at June 30, 2007. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report and the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

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

	June 30,	December 31,
(in thousands)	2007	2006

Permanent capital:
Capital stock (1)	$3,490,472	$3,392,250
Retained earnings	265,422	254,777

Total permanent capital	$3,755,894	$3,647,027

Risk-based capital requirement:
Credit risk capital	$189,107	$191,810
Market risk capital	219,027	199,848
Operations risk capital	122,440	117,497

Total risk-based capital	$530,574	$509,155

Note:

(1)	Capital stock includes mandatorily redeemable capital stock.

The Bank held excess permanent capital over RBC requirements of $3.2 billion and $3.1 billion at June 30, 2007 and December 31, 2006, respectively.

Capital and Leverage Ratios

In addition to the requirements for RBC, the Bank must maintain total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. As a matter of policy, the Board of Directors has established an operating range for capitalization that calls for the capital ratio to be maintained between 4.08% and 5.0%. To enhance overall returns, it has been the Bank’s practice to utilize as much leverage as permitted within the upper end of this operating range when market conditions permit, while maintaining compliance with statutory, regulatory and Bank policy limits.

	June 30,	December 31,
(dollars in thousands)	2007	2006

Capital Ratio
Minimum capital (4.0% of total assets)	$3,287,326	$3,095,058
Actual capital (permanent capital plus loan loss reserves)	3,764,491	3,654,615
Total assets	82,183,152	77,376,458
Capital ratio (actual capital as a percent of total assets)	4.6%	4.7%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,109,158	$3,868,823
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	5,642,438	5,478,130
Leverage ratio (leverage capital as a percent of total assets)	6.9%	7.1%

The Bank’s capital ratio decreased slightly to 4.6% at June 30, 2007, down from 4.7% at December 31, 2006. Under the Bank’s capital plan, overall capital stock levels are tied to both the level of member borrowings and unused borrowing capacity which is defined generally as the remaining collateral value against which a member may borrow. Therefore, the Bank’s capital ratios often fluctuate in response to changes in member borrowing activity and unused capacity.

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

As of June 30, 2007 and December 31, 2006, excess capital stock available for repurchase at a member’s request and at the Bank’s discretion totaled $38.2 million and $33.4 million, respectively. It is the Bank’s current practice to promptly repurchase the excess capital stock of its members upon their request, except with respect to directors’ institutions during standard blackout periods. The Bank does not honor other repurchase requests where the capital stock is required to meet a member’s minimum capital stock purchase requirement. Assuming the above amounts of excess stock had been repurchased as of the respective period ends, the resulting decrease in the capital and leverage ratios would have been immaterial.

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

The Bank did not implement any material changes to its accounting policies or estimates, nor did the Bank implement any new accounting policies that had a material impact on the Bank’s results of operations or financial condition, during the three months ended June 30, 2007.

Recently Issued Accounting Standards and Interpretations. See Note 2 to the unaudited interim financial statements included in this report for a discussion of recent accounting pronouncements that are relevant to the Bank’s businesses.

Risk Management

Risk Governance

The Bank’s lending, investment and funding activities and its use of derivative hedging instruments expose the Bank to a number of risks, including the following: market risk, credit risk, liquidity and funding risk and other risks, such as operating risk and business risk. These risks are discussed in further detail in this section. The Bank’s 2006 Annual Report filed on Form 10-K, as amended, provides additional information regarding risk governance and the types of policies, processes, instruments and measures used by the Bank to manage risk. For information regarding the Bank’s use of, and accounting policies for, derivative hedging instruments, see Note 9 to the unaudited interim financial statements included in this report and Note 16 to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. Additionally, see the Capital Resources section above for further information regarding the Bank’s risk-based capital and regulatory capital ratios. As of June 30, 2007, there were no material changes in the Bank’s risk exposures since December 31, 2006.

Qualitative Disclosures Regarding Market Risk

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices, such as interest rates, and other relevant market information, such as basis changes. Risk of loss is defined as the risk that the net market value or estimated fair value of the Bank’s overall portfolio of assets, liabilities and derivatives will decline as a result of changes in interest rates or financial market volatility, or that net earnings will be significantly reduced by interest rate changes. Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk, basis risk and options risk.

The goal of an interest rate risk management strategy is not necessarily to eliminate interest rate risk, but to manage it by setting and operating within appropriate limits. The Bank’s general approach toward managing interest rate risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which, taken together, limit the Bank’s expected exposure to interest rate risk. Management regularly monitors the Bank’s sensitivity to interest rate changes. Multiple methodologies are used to calculate the Bank’s potential exposure to these changes. These methodologies include measuring repricing gaps, duration and convexity under assumed changes in interest rates, the shape of the yield curve, and market volatility as implied in currently observable market prices. Interest rate risk exposure is managed by the use of appropriate funding instruments and by employing hedging strategies. Hedging may occur for a single transaction or group of transactions as well as for the overall portfolio. The Bank’s hedge positions are evaluated regularly and are adjusted as deemed necessary by management. The Bank’s market risk limits and measurement are described more fully below.

Quantitative Disclosures Regarding Market Risk

The Bank’s Market Risk Model.  The Bank uses an externally developed model to perform its interest rate risk and market valuation modeling. This model and significant underlying assumptions were subject to Finance Board review and approval prior to its implementation and are subsequently subject to annual independent model validation. Several methodologies are incorporated into the modeling process, which identifies the fair value of an instrument as the expected present value of its future cash flows. The present value is based upon the discrete forward portion of the yield curve that relates to the timing of each cash flow. For option instruments, as well as instruments with embedded options, the value is determined by building a large number of potential interest rate scenarios, projecting cash flows for each scenario and then computing the present value averaged over all scenarios. It is important to note that the valuation process is an estimation of fair value, and there may be several approaches to valuation, each of which may produce a different result. Beginning in January 2007, the Bank implemented a more robust market risk model which provides enhanced market risk metrics and measurement.

Duration measurements and market value of equity volatility are currently the primary tools used by the Bank to manage its interest rate risk exposure. Although the Bank is no longer required by Finance Board regulation to operate within specified duration limits, the Bank’s asset/liability management policies specify acceptable ranges for duration of equity, and the Bank’s exposures are measured and managed against these limits. These tools are described in more detail below.

Duration of Equity.  Duration is a key risk metric used by the Bank and is also commonly used throughout the financial services industry. Duration is a measure of the sensitivity of a financial instrument’s market value, or the value of a portfolio of instruments, to a parallel shift in interest rates. Duration, typically measured in months or years, is commonly used by investors throughout the fixed income securities market as a measure of financial instrument price sensitivity. Longer duration instruments generally exhibit greater price sensitivity to changes in market interest rates than shorter duration instruments. Duration of equity, an extension of this conceptual framework, is a measure designed to capture the potential for the market value of the Bank’s equity base to change with movements in market interest rates. Higher duration numbers, whether positive or negative, indicate a greater potential exposure of market value of equity in response to changing interest rates.

The Bank’s asset/liability management policy approved by the Board of Directors calls for duration of equity to be maintained within a + 4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of + 200 basis points is + 7 years. The following table presents the Bank’s duration of equity exposure in accordance with its current asset/liability management policies. Along with the base case duration calculation, the Bank performs instantaneous parallel interest rate shocks in increments of 50 basis points up to the 200 basis point scenarios identified below.

	Down 200	Down 100	Base	Up 100	Up 200
(in years)	basis points	basis points	Case	basis points	basis points

June 30, 2007	(3.7)	0.4	3.1	3.5	3.7

March 31, 2007	(4.2)	(2.5)	2.2	1.9	2.2

December 31, 2006	(5.3)	(1.6)	2.0	3.4	3.9

June 30, 2006	(2.5)	2.3	4.3	3.1	2.8

March 31, 2006	(3.6)	0.9	3.7	4.0	4.5

December 31, 2005	(4.7)	(1.2)	2.7	4.6	5.3

In addition to actions taken to manage overall and specific risk exposures, changes in market interest rates may also serve to change the Bank’s duration of equity profile. Late in the second quarter of 2007, there was a modest and sustained increase in longer-term market interest rates in response to expectations of higher economic growth and concerns regarding inflation. Primarily in response to these increases, the Bank took various funding and hedging actions, including the issuance of long-term debt, to maintain duration of equity within Board-approved limits. Duration of equity increased modestly from December 31, 2006 to June 30, 2007, in the base case scenario and declined slightly in the shock scenarios.

Market Value of Equity Volatility.  Market value of equity represents the difference between the current theoretical market value of all assets less the current theoretical market value of all liabilities. Market values of assets and liabilities vary as interest rates change. As such, theoretical market values can be calculated under various interest rate scenarios, and the resulting changes in net equity can provide an indicator of the exposure of the Bank’s market value of equity to market volatility. Although volatility and fluctuation in market values vary with changes in interest rates, the Bank seeks to manage this risk exposure by maintaining a relatively stable and non-volatile market value of equity. The Bank’s Board of Directors has established a policy limit that the market value of equity should decline by no more than five percent given a hypothetical + 100 basis point instantaneous parallel change in interest rates. Management analyzes the market value of equity exposure against this policy limit on a regular basis. In addition to measuring compliance against this policy limit, the Bank also analyzes the potential effects of a wide range of instant parallel yield curve shifts of as much as 300 basis points. The following table presents market value of equity volatility, including the percentage change from the base case.

	Down 100 basis points			Up 100 basis points

	Market Value	Pct. Change	Base	Market Value	Pct. Change
(dollars in millions)	of Equity	From Base	Case	of Equity	From Base

June 30, 2007	$3,560	2.1	$3,486	$3,371	(3.3)

March 31, 2007	3,200	0.1	3,197	3,118	(2.5)

December 31, 2006	3,454	0.4	3,442	3,342	(2.9)

June 30, 2006	3,241	3.8	3,123	3.005	(3.8)

March 31, 2006	3,045	2.7	2,966	2,850	(3.9)

December 31, 2005	3,134	0.9	3,105	2,986	(3.8)

For the period December 31, 2006 to June 30, 2007, the market value of equity increased minimally in the base case as well as in both of the above shock scenarios. The increases in market value volatility over the same period was driven primarily by the funding and hedging actions described above as well as an increase of $113 million in total capital. The hypothetical changes in the Bank’s market value of equity in the various scenarios shown above assume the absence of any management reaction to changes in market interest rates. Management monitors market conditions on an ongoing basis and takes appropriate action to preserve the value of equity and earnings by changing the composition of the balance sheet or entering into, terminating or restructuring hedges to mitigate the impact of adverse interest rate movements.

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

Loans to Members.  The Bank protects against credit risk on loans to members by monitoring the financial condition of borrowers and by requiring borrowers or their affiliates to pledge sufficient eligible collateral for all loans. In addition, the Bank has the ability to call for additional or substitute collateral during the life of a loan to protect its security interest. The Bank has not established any allowance for credit losses on loans to members.

Member Loan Concentrations.  At June 30, 2007, the Bank had a concentration of loans to its five largest borrowers totaling $40.9 billion, or 72.9%, of total loans outstanding. Average par balances to these borrowers for the second quarter 2007 were $31.5 billion, or 68.7%, of total average loans outstanding. Because of these concentrations, the Bank has implemented specific credit and collateral review procedures for these members. Management believes that it has access to sufficient eligible collateral under written security agreements in which the member agrees to hold such collateral for the benefit of the Bank significantly in excess of outstanding loan balances. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members or if one or more of these members were to significantly reduce its borrowings from the Bank.

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

Investments.  The Bank is subject to credit risk on investments consisting primarily of money market investments and investment securities. The Bank places money market investments on an unsecured basis with large, high-quality financial institutions with long-term credit ratings of triple-A and double-A for terms up to nine months, with credit ratings of single-A for terms up to 90 days and with credit ratings of triple-B for terms up to 30 days. Most money market investments mature within 90 days. Management actively monitors the credit quality of these investment counterparties.

Mortgage-Backed Security Collateral.  The Bank also invests in and is subject to credit risk related to MBS that are directly supported by underlying mortgage loans. Investments in private label MBS are permitted as long as they are rated triple-A at the time of purchase. The Bank regularly monitors the mortgage collateral underlying each MBS. The collateral can be grouped into various categories, including subprime and reperforming, which are generally considered to represent lower credit quality loans. The Bank generally follows the definitions of these categories established by the credit rating agencies. Under these definitions, the Bank has infrequently purchased subprime or reperforming MBS and the Bank’s existing subprime and reperforming securities represent less than one percent of the total MBS portfolio. These securities also contain additional credit protection from subordination or Federal agency insurance or guarantees. Accordingly, the Bank does not believe it has material credit risk resulting from these securities at this time. The Bank recognizes that there have been dislocations in the mortgage market recently and that securities ratings can change rapidly. However, the Bank has not experienced any downgrades or noted any significant deterioration through its credit monitoring of the portfolio. All MBS investments are currently rated AAA, with the exception of the investment related to the MPF Shared Funding Program, which has an AA rating.

Mortgage Loans.  The Bank has established as a service to members a mortgage loan purchase program under which the Bank acquires mortgage loans from members under a shared credit risk structure, including the necessary external credit enhancement, which gives the pools of mortgage loans purchased the equivalent of a double-A credit rating. The mortgage loan program uses insurance companies to provide both primary and supplemental mortgage insurance. All insurance providers must have a credit rating of double-A or better.

BOB Loans.  Members may also participate in the BOB loan program, which is targeted to small businesses in the Bank’s district. The program’s objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The BOB program is accounted for as an unsecured loan program and the outstanding loan balance is classified as nonaccrual due to doubt regarding the ultimate collection of the contractual principal and interest of the loan. Substantially all of the Bank’s credit losses occur in the BOB program.

Derivatives.  Finally, the Bank is subject to credit risk arising from the potential nonperformance by derivative counterparties with respect to the agreements entered into with the Bank, as well as certain operational risks related to the management of the derivative portfolio. Unsecured credit exposure to any counterparty is limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Derivative counterparty credit risk is managed through the combined use of credit analysis, collateral management and other risk mitigation techniques. The Bank requires collateral agreements on derivative financial instrument contracts. The extent to which the Bank is exposed to counterparty risk on derivatives is partially mitigated through the use of netting procedures contained in the Bank’s master agreement contracts with counterparties. All derivative counterparties and/or guarantors are rated at least single-A.

Liquidity and Funding Risk

The Bank manages its liquidity position to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations and meet other obligations. The Bank also maintains liquidity to repurchase excess capital stock at its discretion and upon the request of a member. Further, Finance Board regulations and the Bank’s liquidity policies established by management and the Board of Directors require the Bank to hold contingency liquidity sufficient to meet the Bank’s needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing loans to members, securities available for repurchase agreements, available-for-sale securities maturing in one year or less and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. In response to the Overdraft Policy, the Bank implemented various changes to its cash and liquidity management practices, which include maintaining relatively high levels of short-term money market investments. As of June 30, 2007, the Bank was in compliance with all Board of Directors and regulatory liquidity requirements.

Credit Ratings.  Access to the capital markets is partially dependent on the Bank’s and the FHLB System’s credit ratings which are shown in the following table:

	Moody’s	Standard & Poor’s

	Rating/Outlook	Rating/Outlook

Bank Senior Unsecured Long-term Debt	Aaa/Stable	AAA/Stable
Bank Short-term Deposits	P-1	A-1+

FHLB System Consolidated Obligation Bonds	Aaa	AAA
FHLB System Consolidated Obligation Discount Notes	P-1	A-1+

Operating and Business Risks

The Bank is subject to other risks such as operating risk and business risk. Operating risks are defined as the risk of unexpected loss resulting from human error, systems malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls. The Bank has established financial and operating policies and procedures and insurance coverage is in force, to mitigate the potential for material losses from such occurrences. In addition, the Bank has a business continuity plan that is designed to maintain critical business processes and systems in the event of a disaster or business disruption.

Business risk is defined as the risk of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short term and/or long term. The Bank continually monitors economic indicators and the external environment in which the Bank operates and attempts to mitigate this risk through long-term strategic planning.

Item 1:  Financial Statements

Financial Statements for the Three Months and Six Months Ended
June 30, 2007 and 2006
Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(in thousands, except per share amounts)	2007	2006	2007	2006

Interest income:
Loans to members	$624,973	$588,987	$1,247,770	$1,116,321
Prepayment fees on loans to members, net	879	97	1,224	192
Interest-bearing deposits	52,260	43,600	103,926	81,204
Federal funds sold	51,611	48,547	97,972	83,204
Available-for-sale securities	742	1,605	1,545	4,585
Held-to-maturity securities	152,265	128,628	308,257	253,858
Mortgage loans held for portfolio	85,429	93,727	173,455	188,946
Loans to other FHLBanks	-	46	-	46

Total interest income	968,159	905,237	1,934,149	1,728,356

Interest expense:
Consolidated obligation discount notes	211,792	131,092	429,386	258,345
Consolidated obligation bonds	647,660	671,090	1,294,426	1,276,800
Deposits	21,503	15,799	39,096	27,557
Mandatorily redeemable capital stock	98	209	250	341
Other borrowings	1,209	73	1,440	89

Total interest expense	882,262	818,263	1,764,598	1,563,132

Net interest income before provision for credit losses	85,897	86,974	169,551	165,224
Provision (benefit) for credit losses	(43)	46	1,846	616

Net interest income after provision for credit losses	85,940	86,928	167,705	164,608
Other income:
Service fees	997	1,140	1,955	2,313
Net gain (loss) on derivatives and hedging activities (Note 9)	(1,720)	403	3,277	5,029
Other, net	537	516	1,162	984

Total other income (loss)	(186)	2,059	6,394	8,326
Other expense:
Operating	13,578	14,538	27,455	29,708
Finance Board	659	582	1,319	1,165
Office of Finance	480	408	1,104	958

Total other expense	14,717	15,528	29,878	31,831

Income before assessments	71,037	73,459	144,221	141,103
Affordable Housing Program	5,809	6,018	11,799	11,553
REFCORP	13,045	13,488	26,484	25,910

Total assessments	18,854	19,506	38,283	37,463

Net income	$52,183	$53,953	$105,938	$103,640

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	30,646	32,198	30,885	30,927

Basic and diluted earnings per share	$1.70	$1.68	$3.43	$3.35

Dividends per share	$1.50	$1.31	$3.09	$2.14

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	June 30,	December 31,
(in thousands, except par value)	2007	2006

ASSETS
Cash and due from banks	$66,837	$78,098
Interest-bearing deposits	3,854,999	3,619,984
Federal funds sold	2,485,000	3,370,000
Investment securities:
Available-for-sale securities, at fair value; amortized cost of $53,979 and $64,378, respectively (Note 3)	55,830	65,848
Held-to-maturity securities, at amortized cost; fair value of $12,028,428 and $12,758,889, respectively (Note 4)	12,272,423	12,939,100
Loans to members (Note 5)	55,876,149	49,335,377
Mortgage loans held for portfolio (Note 6), net of allowance for credit losses of $717 and $853, respectively	6,539,756	6,966,345
Banking on Business loans, net of allowance for credit losses of $7,881 and $6,735, respectively	10,226	11,469
Accrued interest receivable	403,728	416,407
Premises, software and equipment, net	23,117	22,142
Derivative assets (Note 9)	541,842	498,976
Other assets	53,245	52,712

Total assets	$82,183,152	$77,376,458

LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$2,409,833	$1,409,305
Noninterest-bearing	25,787	16,692

Total deposits	2,435,620	1,425,997

Consolidated obligations, net: (Note 7)
Discount notes	22,935,921	17,845,226
Bonds	52,360,186	53,627,392

Total consolidated obligations, net	75,296,107	71,472,618

Mandatorily redeemable capital stock (Note 8)	5,566	7,892
Accrued interest payable	521,336	566,350
Affordable Housing Program	53,612	49,386
Payable to REFCORP	13,045	14,531
Derivative liabilities (Note 9)	86,007	144,093
Other liabilities	25,169	61,617

Total liabilities	78,436,462	73,742,484

Commitments and contingencies (Note 13)	-	-

Capital (Note 8)
Capital stock – putable ($100 par value) issued and outstanding shares:
34,849 and 33,844 shares in 2007 and 2006, respectively	3,484,906	3,384,358
Retained earnings	265,422	254,777
Accumulated other comprehensive income (loss):
Net unrealized gain on available-for-sale-securities (Note 3)	1,851	1,470
Net unrealized (loss) relating to hedging activities (Note 9)	(3,897)	(4,973)
Other	(1,592)	(1,658)

Total capital	3,746,690	3,633,974

Total liabilities and capital	$82,183,152	$77,376,458

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For the six months ended June 30,
(in thousands)	2007	2006

OPERATING ACTIVITIES
Net income	$105,938	$103,640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,978	67,011
Change in net fair value adjustment on derivative and hedging activities	(1,814)	(118,620)
Other adjustments	1,846	623
Net change in:
Accrued interest receivable	12,679	(53,326)
Other assets	451	525
Accrued interest payable	(45,014)	106,380
Other liabilities	1,392	3,292

Total adjustments	(482)	5,885

Net cash provided by operating activities	$105,456	$109,525

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(15) to and $291 from other FHLBanks for mortgage loan programs)	(235,015)	$(210,501)
Federal funds sold	885,000	(3,277,000)
Premises, software and equipment	(3,181)	(4,624)
Available-for-sale securities:
Proceeds	10,402	220,945
Held-to-maturity securities:
Net increase/(decrease) in short-term	335,000	(21,406)
Proceeds from maturities long-term	1,124,230	782,296
Purchases of long-term	(784,534)	(1,514,627)
Loans to members:
Proceeds	240,748,643	440,361,596
Made	(247,482,571)	(438,634,299)
Mortgage loans held for portfolio:
Proceeds	474,689	546,420
Purchases	(55,167)	(247,384)

Net cash (used in) investing activities	$(4,982,504)	$(1,998,584)

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued) (unaudited)

	For the six months ended June 30,
(in thousands)	2007	2006

FINANCING ACTIVITIES
Net change in:
Deposits	$1,009,623	$323,109
Net proceeds from issuance of consolidated obligations:
Discount notes	173,819,687	102,330,537
Bonds (including $0 from other FHLBanks)	9,700,572	11,808,385
Payments for maturing and retiring consolidated obligations:
Discount notes	(168,717,342)	(104,396,400)
Bonds (including $0 from other FHLBanks)	(10,949,682)	(8,274,535)
Proceeds from issuance of capital stock	2,130,514	2,565,026
Payments for redemption of mandatorily redeemable capital stock	(2,326)	(1,935)
Payments for redemption/repurchase of capital stock	(2,029,966)	(2,424,533)
Cash dividends paid	(95,293)	(90,443)

Net cash provided by financing activities	$4,865,787	$1,839,211

Net decrease in cash and cash equivalents	(11,261)	(49,848)
Cash and cash equivalents at beginning of the period	78,098	115,370

Cash and cash equivalents at end of the period	$66,837	$65,522

Supplemental disclosures:
Interest paid during the period	$1,272,470	$1,158,930
AHP payments, net	7,573	5,094
REFCORP assessments paid	27,970	24,411
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

				Accumulated
				Other
	Capital Stock - Putable		Retained	Comprehensive
(in thousands, except shares)	Shares	Par Value	Earnings	Income (Loss)	Total Capital

Balance December 31, 2005	30,786	$3,078,583	$188,479	$(7,516)	$3,259,546

Proceeds from sale of capital stock	25,650	2,565,026			2,565,026
Redemption/repurchase of capital stock	(24,245)	(2,424,533)			(2,424,533)
Shares reclassified to mandatorily redeemable capital stock	(3)	(280)			(280)
Comprehensive income (loss):
Net income			103,640		103,640
Net unrealized gain on available-for-sale securities				215	215
Net gain relating to hedging activities				1,613	1,613

Total comprehensive income (loss)			103,640	1,828	105,468
Cash dividends on capital stock			(66,336)		(66,336)

Balance June 30, 2006	32,188	$3,218,796	$225,783	$(5,688)	$3,438,891

Balance December 31, 2006	33,844	$3,384,358	$254,777	$(5,161)	$3,633,974

Proceeds from sale of capital stock	21,305	2,130,514			2,130,514
Redemption/repurchase of capital stock	(20,300)	(2,029,966)			(2,029,966)
Comprehensive income (loss):
Net income			105,938		105,938
Net unrealized gain on available-for-sale securities				381	381
Net gain relating to hedging activities				1,076	1,076
Benefit plans – amortization of net loss and net prior service cost				66	66

Total comprehensive income (loss)			105,938	1,523	107,461
Cash dividends on capital stock			(95,293)		(95,293)

Balance June 30, 2007	34,849	$3,484,906	$265,422	$(3,638)	$3,746,690

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Unaudited Financial Statements

Note 1 – Background Information and Basis of Presentation

The Federal Home Loan Bank of Pittsburgh (Bank), a federally chartered corporation, is one of twelve district Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. State and local housing authorities that meet certain statutes or criteria may also borrow from the Bank. While eligible to borrow, state and local housing authorities are not members of the Bank and, as such, are not eligible to hold capital stock.

All members must purchase stock in the Bank. The amount of capital stock members own is based on their outstanding loans, their unused borrowing capacity and the principal balance of residential mortgage loans previously sold to the Bank. See Note 8 for additional information. As a result of these requirements, the Bank conducts business with members in the normal course of business. The Bank considers those members with capital stock outstanding in excess of ten percent of total capital stock outstanding to be related parties. See Note 10 for additional information.

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

The accounting and financial reporting policies of the Bank conform to generally accepted accounting principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006 included in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Note 2 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  In September 2006, the FASB issued SFAS 157 which addresses how to measure fair value. SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Bank’s fiscal year beginning on January 1, 2008. When adopted, SFAS 157 will require additional financial statement disclosures for certain instruments. The Bank is currently evaluating what other impacts the adoption of this standard will have on its Statement of Operations and Statement of Condition.

Notes to Unaudited Financial Statements (continued)

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159).  On February 15, 2007, the FASB issued SFAS No. 159 which creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to separately display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value of those instruments selected for the fair value election. SFAS 159 is effective at the beginning of an entity’s first fiscal year beginning after November 15, 2007 (January 1, 2008 for the Bank). Early adoption is permitted at the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS 157. Although the Bank has not yet determined the effect that the implementation of SFAS 159 will have on its financial condition, results of operations or cash flows, the Bank believes that, if the fair value option is elected in any significant manner, SFAS 159 could have a material impact on its Statement of Operations and Statement of Condition.

Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments – an Amendment of FASB Statements No. 133 and 140 (SFAS 155).  In February 2006, the FASB issued SFAS 155 which resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 133 to simplify the accounting for embedded derivatives by permitting fair value remeasurement, on an instrument by instrument basis, for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also establishes a requirement to evaluate interests in securitized financial assets in accordance with SFAS 133 to identify interests that are freestanding derivatives or embedded derivatives requiring bifurcation. SFAS 155 became effective on January 1, 2007 for all financial instruments acquired or issued after that date. The Bank’s adoption of SFAS 155 did not have a material impact on the Bank’s Statement of Operations or Statement of Condition.

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

SFAS 133 Implementation Issue No. G26, Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate (DIG G26).  In December 2006, the FASB issued DIG G26, which clarifies when the hedge of a designated risk related to variable-rate financial assets or liabilities qualifies as a cash flow hedge. DIG G26 became effective April 1, 2007 for the Bank. The Bank’s adoption of DIG G26 did not have a material impact on its Statement of Operations or Statement of Condition.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FIN 39-1).  In April 2007, the FASB issued FIN 39-1 which permits the fair value of receivables or payables related to cash collateral to be offset against the net fair value amount recognized for derivative instruments under the same master netting arrangement (such offset is generally required if derivative fair values by counterparty are offset). FIN 39-1 becomes effective for the Bank’s fiscal year beginning on January 1, 2008. Retrospective application is required, with early adoption permitted. The Bank does not expect the adoption of FIN 39-1 will have a material impact on its Statement of Operations or Statement of Condition.

Note 3 – Available-for-Sale Securities

Available-for-sale securities as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value

Equity mutual funds offsetting deferred compensation	$4,014	$1,765	-	$5,779
Private label mortgage-backed securities	49,965	88	$(2)	50,051

Total available-for-sale securities	$53,979	$1,853	$(2)	$55,830

Notes to Unaudited Financial Statements (continued)

	December 31, 2006
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value

Equity mutual funds offsetting deferred compensation	$4,014	$1,348	-	$5,362
Private label mortgage-backed securities	60,364	122	-	60,486

Total available-for-sale securities	$64,378	$1,470	-	$65,848

Certain equity mutual funds within the available-for-sale portfolio are maintained to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $7.0 million and $6.2 million at June 30, 2007 and December 31, 2006, respectively, and are included in other liabilities on the Statement of Condition.

Available-for-sale securities with unrealized losses had fair values of $6.4 million as of June 30, 2007. These securities, as of June 30, 2007 have been in a loss position for less than twelve months. There were no available-for-sale securities with unrealized loss positions as of December 31, 2006. The Bank reviewed its available-for-sale investment securities and determined that all unrealized losses reflected above are temporary as of June 30, 2007. The determination that the declines in fair value are temporary is based on several factors, including the fact that the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. All private label mortgage-backed securities in the available-for-sale portfolio were rated AAA. The Bank reviewed the credit ratings of the entire portfolio and noted that there have been no downgrades. The unrealized loss position that has occurred in the portfolio is primarily due to cyclical interest rate patterns; therefore, the Bank has determined that all declines in fair value are temporary.

Redemption Terms.  The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $12 thousand and $15 thousand at June 30, 2007 and December 31, 2006, respectively. Contractual maturity will occur over a period exceeding ten years. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms.  The following table details interest rate payment terms for available-for-sale mortgage-backed securities at June 30, 2007 and December 31, 2006.

	June 30,	December 31,
(in thousands)	2007	2006

Variable-rate pass-through securities	$1,542	$2,668
Variable-rate collateralized mortgage obligations	48,423	57,696

Total amortized cost	$49,965	$60,364

Realized Gains and Losses.  No realized gains or losses were reported for the three and six months ended June 30, 2007 and 2006.

Notes to Unaudited Financial Statements (continued)

Note 4 – Held-to-Maturity Securities

Held-to-maturity securities as of June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value

Commercial paper	-	-	-	-
Government-sponsored enterprises	$1,176,490	$290	$(11,080)	$1,165,700
State or local agency obligations	747,330	6,337	(7,696)	745,971

	1,923,820	6,627	(18,776)	1,911,671
Mortgage-backed securities:
U.S. agency	62,254	174	(2,919)	59,509
Government-sponsored enterprises	1,607,117	1,642	(64,164)	1,544,595
Private label	8,679,232	6,050	(172,629)	8,512,653

Total mortgage-backed securities	10,348,603	7,866	(239,712)	10,116,757

Total held-to-maturity securities	$12,272,423	$14,493	$(258,488)	$12,028,428

	December 31, 2006
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value

Commercial paper	$332,955	$-	$-	$332,955
Government-sponsored enterprises	984,941	509	(7,729)	977,721
State or local agency obligations	779,780	7,394	(4,178)	782,996

	2,097,676	7,903	(11,907)	2,093,672
Mortgage-backed securities:
U.S. agency	70,987	192	(2,649)	68,530
Government-sponsored enterprises	1,766,871	3,647	(51,281)	1,719,237
Private label	9,003,566	15,585	(141,701)	8,877,450

Total mortgage-backed securities	10,841,424	19,424	(195,631)	10,665,217

Total held-to-maturity securities	$12,939,100	$27,327	$(207,538)	$12,758,889

The Bank participates in the MPF Shared Funding Program, which provides for mortgage loans originated through the MPF program to be sold to a third party-sponsored trust and “pooled” into securities. FHLBank Chicago purchased these securities and sold a portion to other FHLBanks. The Bank’s restricted securities relating to the MPF Shared Funding Program are classified as held-to-maturity and are included in private label mortgage-backed securities above. They are reported at amortized cost of $56.9 million and $60.4 million as of June 30, 2007 and December 31, 2006, respectively. These securities are not publicly traded and are not guaranteed by any of the FHLBanks. No held-to-maturity securities were pledged as collateral as of June 30, 2007 and December 31, 2006.

Notes to Unaudited Financial Statements (continued)

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2007 and December 31, 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2007
	Less than 12 months		Greater than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$846,934	$(3,066)	$118,476	$(8,014)	$965,410	$(11,080)
State or local agency obligations	65,449	(3,637)	63,450	(4,059)	128,899	(7,696)

	912,383	(6,703)	181,926	(12,073)	1,094,309	(18,776)
Mortgage-backed securities:
U.S. agency	-	-	43,951	(2,919)	43,951	(2,919)
Government-sponsored enterprises	263,822	(2,803)	1,047,031	(61,361)	1,310,853	(64,164)
Private label	2,191,719	(18,299)	5,054,472	(154,330)	7,246,191	(172,629)

Total mortgage-backed securities	2,455,541	(21,102)	6,145,454	(218,610)	8,600,995	(239,712)

Total temporarily impaired	$3,367,924	$(27,805)	$6,327,380	$(230,683)	$9,695,304	$(258,488)

	December 31, 2006
	Less than 12 months		Greater than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$677,212	$(7,729)	$-	$-	$677,212	$(7,729)
State or local agency obligations	222,099	(4,178)	-	-	222,099	(4,178)

	899,311	(11,907)	-	-	899,311	(11,907)
Mortgage-backed securities:
U.S. agency	-	-	50,468	(2,649)	50,468	(2,649)
Government-sponsored enterprises	252,226	(1,058)	1,116,169	(50,223)	1,368,395	(51,281)
Private label	1,046,250	(6,372)	5,441,814	(135,329)	6,488,064	(141,701)

Total mortgage-backed securities	1,298,476	(7,430)	6,608,451	(188,201)	7,906,927	(195,631)

Total temporarily impaired	$2,197,787	$(19,337)	$6,608,451	$(188,201)	$8,806,238	$(207,538)

The Bank reviewed its held-to-maturity investment securities and determined that all unrealized losses reflected above are temporary as of June 30, 2007 and December 31, 2006. The determination that the declines in fair value are temporary is based on several factors, including the fact that the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. The unrealized loss position that has occurred in the portfolio is primarily due to cyclical interest rate patterns; therefore, the Bank has determined that all declines in fair value are temporary. Specific to the MBS portfolio, all investments are rated AAA, except for the investment related to the MPF Shared Funding Program, which has an AA rating. A portion of these securities are guaranteed payment of principal and interest by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Additionally, the Bank reviewed the credit ratings of the entire portfolio and noted that there have been no downgrades.

Redemption Terms.  The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Notes to Unaudited Financial Statements (continued)

(in thousands)	June 30, 2007		December 31, 2006

	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$400,000	$399,780	$432,955	$432,587
Due after one year through five years	1,028,220	1,030,811	1,129,158	1,134,964
Due after five years through ten years	137,065	128,561	149,760	142,945
Due after ten years	358,535	352,519	385,803	383,176

Subtotal	1,923,820	1,911,671	2,097,676	2,093,672
Mortgage-backed securities	10,348,603	10,116,757	10,841,424	10,665,217

Total held-to-maturity securities	$12,272,423	$12,028,428	$12,939,100	$12,758,889

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $83.4 million and $88.4 million at June 30, 2007 and December 31, 2006, respectively.

Interest Rate Payment Terms.  The following table details interest rate payment terms for held-to-maturity securities at June 30, 2007 and December 31, 2006.

	June 30,	December 31,
(in thousands)	2007	2006

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$1,369,195	$1,494,011
Variable-rate	554,625	603,665

	1,923,820	2,097,676
Amortized cost of held-to-maturity mortgage-backed securities:
Pass through securities:
Fixed-rate	4,231,510	4,630,851
Variable-rate	185,549	209,938
Collateralized mortgage obligations:
Fixed-rate	5,597,777	5,617,859
Variable-rate	333,767	382,776

	10,348,603	10,841,424

Total amortized cost of held-to-maturity securities	$12,272,423	$12,939,100

Realized Gains and Losses.  There were no realized gains or realized losses on sale of held-to-maturity securities for the three months and six months ended June 30, 2007 and 2006.

Notes to Unaudited Financial Statements (continued)

Note 5 – Loans to Members

Redemption Terms.  At June 30, 2007, the Bank had loans to members outstanding including Affordable Housing Program (AHP) loans at interest rates ranging from 0% to 8.56% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.50%.

	June 30, 2007		December 31, 2006
(dollars in thousands)
		Weighted Average		Weighted Average
Year of Original Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$26,915,157	5.10	$18,942,187	5.02
Due after 1 year through 2 years	7,549,667	4.74	7,193,427	4.70
Due after 2 years through 3 years	5,089,267	5.08	6,707,084	4.89
Due after 3 years through 4 years	3,723,604	5.14	3,831,103	5.22
Due after 4 years through 5 years	3,184,862	5.17	3,266,398	5.20
Thereafter	9,641,182	4.86	9,417,517	4.66
Index amortizing loans	27,733	5.87	40,584	5.80

Total par value	56,131,472	5.01	49,398,300	4.91

Discount on AHP loans to members	(1,388)		(1,493)
Deferred prepayment fees	(276)		(178)
SFAS 133 hedging adjustments	(253,659)		(61,252)

Total book value	$55,876,149		$49,335,377

Index amortizing loans require repayment according to predetermined amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index amortizing loan to member extends (contracts).

The Bank offers certain loans to members that may be prepaid on specified dates without incurring prepayment fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At June 30, 2007 and December 31, 2006, the Bank had returnable loans of $3.1 billion and $2.4 billion, respectively.

The following table summarizes loans to members either by next call date for returnable loans to members or by year of original maturity for the remainder of the portfolio. All returnable loans to members had a next call date within one year or less.

(in thousands)	June 30,	December 31,
Year of Original Maturity or Next Call Date	2007	2006

Due or callable in 1 year or less	$30,031,157	$21,175,687
Due or callable after 1 year through 2 years	7,516,667	7,329,927
Due or callable after 2 years through 3 years	4,792,267	6,359,084
Due or callable after 3 years through 4 years	3,040,604	3,496,103
Due or callable after 4 years through 5 years	2,603,862	2,490,398
Thereafter	8,119,182	8,506,517
Index amortizing loans to members	27,733	40,584

Total par value	$56,131,472	$49,398,300

The Bank also offers convertible loans. With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At June 30, 2007 and December 31, 2006, the Bank had convertible loans outstanding of $8.5 billion and $8.9 billion, respectively. The following table summarizes

Notes to Unaudited Financial Statements (continued)

loans to members either by next convert date for convertible loans to members or by year of maturity for the remainder of the portfolio. All convertible loans to members had a next convert date within one year or less.

(in thousands)	June 30,	December 31,
Year of Original Maturity or Next Convert Date	2007	2006

Due or convertible in 1 year or less	$34,041,727	$27,050,857
Due or convertible after 1 year through 2 years	7,947,617	6,811,927
Due or convertible after 2 years through 3 years	4,283,747	6,132,834
Due or convertible after 3 years through 4 years	2,547,954	2,386,383
Due or convertible after 4 years through 5 years	2,537,762	2,227,948
Thereafter	4,744,932	4,747,767
Index amortizing loans to members	27,733	40,584

Total par value	$56,131,472	$49,398,300

At June 30, 2007 and December 31, 2006, the Bank had rights to collateral with an estimated value greater than its outstanding loans to members.

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

The Bank’s potential credit risk from loans to members is concentrated in commercial banks and savings institutions. As of June 30, 2007, the Bank had loans to members of $31.2 billion outstanding to three members which represented 55.5% of total loans outstanding. As of December 31, 2006, the Bank had loans to members of $31.9 billion outstanding to three members which represented 64.6% of total loans outstanding. The Bank held sufficient collateral to secure loans to members and the Bank has never incurred, nor expects to incur, any losses on these loans. See Note 10 for further information on transactions with related parties.

Interest Rate Payment Terms.  The following table details interest rate payment terms for loans to members.

	June 30,	December 31,
(in thousands)	2007	2006

Fixed rate – overnight	$5,120,811	$1,651,474
Fixed rate – term	45,868,526	40,526,779
Variable-rate	5,142,135	7,220,047

Total par value	$56,131,472	$49,398,300

For loans to members with contractual maturity beyond one year, at June 30, 2007, the Bank had $24.6 billion of fixed rate loans and $4.6 billion of variable rate loans.

Note 6 – Mortgage Loans Held for Portfolio

The MPF® Program involves investment by the Bank in mortgage loans which are purchased from its participating members. The total loans represent held-for-portfolio loans under the MPF® Program whereby the Bank’s members originate, service, and credit enhance home mortgage loans that are then sold to the Bank. The Bank has historically sold participation interests in some of its MPF® Program loans to other FHLBanks and holds the rest in portfolio. See Note 10 for further information on transactions with related parties.

Notes to Unaudited Financial Statements (continued)

The following table presents information on mortgage loans held for portfolio:

	June 30,	December 31,
(in thousands)	2007	2006

Fixed medium-term single-family mortgages(1)	$1,215,527	$1,314,990
Fixed long-term single-family mortgages(1)	5,259,305	5,579,605

Total par value	$6,474,832	$6,894,595

Premiums	72,635	79,579
Discounts	(25,239)	(27,088)
SFAS 133 hedging adjustments	18,245	20,112

Total mortgage loans held for portfolio	$6,540,473	$6,967,198

Note:

(1)	Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity.

	June 30,	December 31,
(in thousands)	2007	2006

Government-insured or -guaranteed loans	$564,813	$622,813
Conventional loans	5,910,019	6,271,782

Total par value	$6,474,832	$6,894,595

Year of maturity
Due within one year	$25	$13
Due after one year through five years	1,118	819
Due after five years	6,473,689	6,893,763

Total par value	$6,474,832	$6,894,595

Note 7 – Consolidated Obligations

Consolidated obligations are the joint and several obligations of the FHLBanks and consist of consolidated bonds and discount notes. The FHLBanks issue consolidated obligations through the OF as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants issued on its behalf. The OF tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations where it is the primary obligor for its specific portion of consolidated obligations issued. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the OF. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on maturity. Consolidated discount notes are issued primarily to raise short-term funds. These notes are issued at a discount and are redeemed at par value when they mature. Additional information regarding consolidated obligations, including general terms and interest rate payment terms, can be found in Note 14 of the footnotes to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Notes to Unaudited Financial Statements (continued)

The following table details interest rate payment terms for consolidated obligation bonds.

	June 30,	December 31,
(in thousands)	2007	2006

Fixed-rate	$45,146,971	$45,597,053
Floating-rate	2,395,000	2,325,000
Step-up	3,410,150	4,135,150
Conversion bonds:
Fixed to floating	130,000	170,000
Floating to fixed	65,000	100,000
Range bonds	632,380	657,380
Zero coupon	4,028,000	4,028,000

Total par value	$55,807,501	$57,012,583

Maturity Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of original maturity.

	June 30, 2007		December 31, 2006
(dollars in thousands)
		Weighted Average		Weighted Average
Year of Original Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$15,300,210	4.45	$14,799,570	4.18
Due after 1 year through 2 years	9,805,480	4.59	12,634,000	4.53
Due after 2 years through 3 years	5,188,150	4.88	5,006,530	4.45
Due after 3 years through 4 years	4,533,000	4.89	5,313,000	4.85
Due after 4 years through 5 years	2,889,000	5.30	2,468,000	5.02
Thereafter	14,599,000	3.66	13,185,000	3.40
Index amortizing notes	3,492,661	4.81	3,606,483	4.79

Total par value	55,807,501	4.41	57,012,583	4.24

Bond premiums	18,212		20,474
Bond discounts	(3,102,298)		(3,135,236)
SFAS 133 hedging adjustments	(363,229)		(270,429)

Total book value	$52,360,186		$53,627,392

Consolidated obligation bonds outstanding at June 30, 2007 and December 31, 2006, include callable bonds totaling $28.0 billion and $28.1 billion, respectively. The Bank primarily uses fixed-rate callable debt to finance loans to members (see Note 5) and mortgage-backed securities. Simultaneously with such a debt issue, the Bank may also enter an interest-rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable interest rate swap). The combined sold callable interest rate swap and callable debt allows the Bank to provide members attractively priced loans. The par value of the Bank’s non-callable consolidated obligation bonds at June 30, 2007 and December 31, 2006, was $27.8 billion and $28.9 billion, respectively.

Notes to Unaudited Financial Statements (continued)

The following table summarizes consolidated obligation bonds outstanding by year of original maturity or next call date.

(in thousands)
	June 30,	December 31,
Year of Original Maturity or Next Call Date	2007	2006

Due or callable in 1 year or less	$31,816,740	$33,385,100
Due or callable after 1 year through 2 years	10,521,100	10,554,000
Due or callable after 2 years through 3 years	3,708,000	3,672,000
Due or callable after 3 years through 4 years	1,811,000	1,740,000
Due or callable after 4 years through 5 years	880,000	1,069,000
Thereafter	3,578,000	2,986,000
Index amortizing notes	3,492,661	3,606,483

Total par value	$55,807,501	$57,012,583

Consolidated Discount Notes.  Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated discount notes was as follows:

	June 30,	December 31,
(dollars in thousands)	2007	2006

Book value	$22,935,921	$17,845,226
Par value	23,043,170	17,933,218
Weighted average interest rate	5.18%	5.26%

The Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2007 or the year ended December 31, 2006.

Note 8 – Capital

The Bank is subject to three capital requirements under the current capital structure plan. The Bank must maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the Finance Board regulations. Only permanent capital, defined as retained earnings plus capital stock, satisfies the risk-based capital requirement. The Finance Board may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements, as defined. In addition, the Gramm-Leach-Bliley Act (GLB Act) requires the Bank to maintain at all times at least a 4.0% capital-to-asset ratio and at least a 5.0% leverage ratio, defined as permanent capital multiplied by 1.5 plus loan loss reserves divided by total assets.

The following table demonstrates the Bank’s compliance with these capital requirements at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006

(dollars in thousands)	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$530,574	$3,755,894	$509,155	$3,647,027
Total capital-to-asset ratio	4.0%	4.6%	4.0%	4.7%
Total regulatory capital	$3,287,326	$3,764,491	$3,095,058	$3,654,615
Leverage ratio	5.0%	6.9%	5.0%	7.1%
Leverage capital	$4,109,158	$5,642,438	$3,868,823	$5,478,130

Notes to Unaudited Financial Statements (continued)

Capital Concentrations.  The following table presents member holdings of ten percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
(dollars in thousands)
		Percent		Percent
Member	Capital stock	of total	Capital stock	of total

Sovereign Bank, Reading PA	$734,507	21.0	$905,541	26.7
ING Bank, FSB, Wilmington, DE	472,469	13.5	286,075	8.4
GMAC Bank, Midvale UT (a)	443,222	12.7	354,900	10.5
Citicorp Trust Bank, FSB, Newark DE	314,190	9.0	438,641	12.9

(a)	Formerly known as GMAC Automotive Bank. For Bank membership purposes, principal place of business is Horsham, PA.

Mandatorily Redeemable Capital Stock.  At June 30, 2007 and December 31, 2006, the Bank had $5.6 million and $7.9 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the second quarter of 2007 and 2006, dividends on mandatorily redeemable capital stock in the amount of $98 thousand and $209 thousand, respectively, were recorded as interest expense. For the six months ended June 30, 2007 and 2006, dividends on mandatorily redeemable capital stock were $250 thousand and $341 thousand, respectively. There have been no reclassifications of mandatorily redeemable capital stock back into capital.

As of June 30, 2007, the mandatorily redeemable capital stock was held by two members (one of which is in receivership) who had notified the Bank of their intent to redeem their capital stock and withdraw from membership and two former members. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption.

	June 30,	December 31,
(in thousands)	2007	2006

Due in 1 year or less	$1,635	$708
Due after 1 year through 2 years	5	-
Due after 2 years through 3 years	3,899	5
Due after 3 years through 4 years	10	7,155
Due after 4 years through 5 years	5	11
Thereafter	12	13

Total	$5,566	$7,892

The year of redemption in the table above reflects: (1) the end of the five-year redemption period for the two withdrawing members and (2) the maturity date of the activity the stock is related to for the two former members.

The Bank repurchased capital stock related to out-of-district mergers totaling $2.3 million and $1.9 million for the six months ended June 30, 2007 and 2006, respectively.

A rollforward of the Bank’s mandatorily redeemable capital stock activity is presented in the following table.

	For the six months ended June 30,
(in thousands)	2007	2006

Balance, beginning of the period	$7,892	$16,731
Capital stock subject to mandatory redemption reclassified from equity due to withdrawals	-	280
Redemption of mandatorily redeemable capital stock due to withdrawals	(2,326)	(1,935)

Balance, end of the period	$5,566	$15,076

Dividends.  Prior to reaching the $200 million retained earnings target, the Bank paid out less than 100% of net income in dividends. This target was achieved by March 31, 2006. All future dividend payments are subject to the

Notes to Unaudited Financial Statements (continued)

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

Note 9 – Derivatives and Hedging Activities

The components of net gain (loss) on derivatives and hedging activities for the three and six months ended June 30, 2007 and 2006 are presented in the following table.

Net Gain (Loss) on Derivatives and Hedging Activities

	For the three months ended June 30,		For the six months ended June 30,

(in thousands)	2007	2006	2007	2006

Gains (losses) related to fair value hedge ineffectiveness	$(4,208)	$(517)	$1,116	$1,480
Gains on economic hedges	2,420	1,037	1,885	3,657
Other	67	(73)	223	(9)
Gains (losses) on intermediary hedges	1	(44)	53	(99)

Net gain (loss) on derivatives and hedging activities	$(1,720)	$403	$3,277	$5,029

There were no material amounts for the three and six months ended June 30, 2007 and 2006 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two month period thereafter. As of June 30, 2007, the deferred net gains on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next twelve months was $1.8 million. Normally, the maximum length of time over which the Bank hedges its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 45 days or less. The Bank did not have any hedges related to the exposure to the variability in future cash flows for forecasted transactions at June 30, 2007.

Notes to Unaudited Financial Statements (continued)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006

		Estimated		Estimated
(in thousands)	Notional	Fair Value	Notional	Fair Value

Interest rate swaps
Fair value	$63,318,778	$290,659	$62,895,887	$162,107
Economic	1,208,733	(840)	1,713,205	(1,115)
Intermediation	12,169	21	27,388	34
Interest rate swaptions
Economic	750,000	657	750,000	506
Interest rate forward settlement agreements
Fair value	467,000	1,113	53,000	321
Mortgage delivery commitments
Economic	6,771	(8)	4,267	(8)
Other
Economic	-	-	-	-

Total	$65,763,451	$291,602	$65,443,747	$161,845

Total derivatives excluding accrued interest		291,602		161,845
Accrued interest		164,233		193,038

Net derivative balances		455,835		354,883

Net derivative asset balances		541,842		498,976
Net derivative liability balances		(86,007)		(144,093)

Net derivative balances		$455,835		$354,883

Credit Risk.  At June 30, 2007 and December 31, 2006, the Bank’s maximum credit risk, was approximately $541.8 million and $499.0 million, respectively. These totals include $124.7 million and $153.5 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash collateral of $435.8 million and $351.9 million as collateral as of June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, two counterparties comprised 17.9% and 15.8% of the Bank’s total credit risk when measured after consideration of related collateral. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

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

Notes to Unaudited Financial Statements (continued)

10% of total capital stock outstanding and members or other institutions that have an officer or director who is a director of the Bank.

The following table summarizes significant outstanding related party member balances.

	June 30,	December 31,
(in thousands)	2007	2006

Investments (1)	$284,505	-
Loans to members	31,412,009	$33,845,223
Deposits	848,749	191,790
Capital stock	1,736,018	1,811,872

The following table summarizes the Statement of Operations effects corresponding to the above related party member balances.

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2007	2006	2007	2006

Interest income on investments(1)	$1,963	-	$1,963	-
Interest income on loans to members	285,533	$238,839	735,006	$448,977
Interest expense on deposits	789	270	1,013	444

Notes:

(1)	Reflects balances previously owned related to the Bank’s investment in Pennsylvania Housing Finance Agency, of which one of the newly appointed Public Interest Directors, effective May 17, 2007, is the CEO.

Total mortgage loan volume purchased from related party members during the three months ended June 30, 2007 and 2006 was $1.2 million and $37 thousand, respectively. Interest income associated with outstanding mortgage loans purchased from related party members approximated $1.8 million and $2.1 million for the three months ended June 30, 2007 and 2006, respectively.

Total mortgage loan volume purchased from related party members for the six months ended June 30, 2007 and 2006 was $1.4 million and $0.7 million, respectively. Interest income on outstanding mortgage loans purchased was $3.7 million and $4.3 million for the six months ended June 30, 2007 and 2006.

From time to time, the Bank may borrow from or lend to other FHLBanks on a short term uncollateralized basis. The following table includes gross amounts transacted under these arrangements.

	Three months ended
	June 30,		Six months ended June 30,

(in millions)	2007	2006	2007	2006

Borrowed from other FHLBanks	$2.7	$20.0	$4.2	$120.0
Repaid to other FHLBanks	2.7	20.0	4.2	120.0
Loaned to other FHLBanks	-	350.0	-	350.0
Repaid by other FHLBanks	-	350.0	-	350.0

On occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the six months ended June 30, 2007 and 2006, there was no such transfer.

Prior to May 1, 2006, the Bank regularly sold participation interests in the mortgage loans purchased from members to the FHLBank of Chicago. Upon execution of a new service agreement, which became effective May 1, 2006, both parties agreed to discontinue the practice and a transaction services fee is now being paid to the FHLBank Chicago in lieu of the participation. The par values of the mortgage loans participated to the FHLBank of Chicago were none and $61.7 million during the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the par values of the mortgage loans participated to the FHLBank of Chicago were $25 thousand and $74.7 million, respectively. The servicing fee paid to FHLBank of Chicago was $38 thousand for the three months ended June 30, 2007 and $74 thousand for the six months ended June 30, 2007.

Notes to Unaudited Financial Statements (continued)

Note 11 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2007 and December 31, 2006. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

Details regarding the estimation of fair value amounts for each category in the Statement of Condition can be found in Note 21 of the footnotes to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

The carrying value and estimated fair values of the Bank’s financial instruments at June 30, 2007 and December 31, 2006 are presented in the tables below.

June 30, 2007 Fair Value Summary Table

		Net
	Carrying	Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$66,837	-	$66,837
Interest-bearing deposits	3,854,999	$(1,265)	3,853,734
Federal funds sold	2,485,000	(13)	2,484,987
Available-for-sale securities	55,830	-	55,830
Held-to-maturity securities	12,272,423	(243,995)	12,028,428
Loans to members	55,876,149	11,907	55,888,056
Mortgage loans held for portfolio, net	6,539,756	(278,680)	6,261,076
Accrued interest receivable	403,728	-	403,728
Derivative assets	541,842	-	541,842
Other assets, including BOB loans	86,588	(34,964)	51,624

Liabilities
Deposits	$2,435,620	$11	$2,435,609
Consolidated obligations:
Discount notes	22,935,921	1,745	22,934,176
Bonds	52,360,186	294,202	52,065,984
Mandatorily redeemable capital stock	5,566	-	5,566
Accrued interest payable	521,336	-	521,336
Derivative liabilities	86,007	-	86,007
Other liabilities	91,826	-	91,826

Notes to Unaudited Financial Statements (continued)

December 31, 2006 Fair Value Summary Table

		Net
	Carrying	Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$78,098	$-	$78,098
Interest-bearing deposits	3,619,984	(1,341)	3,618,643
Federal funds sold	3,370,000	(517)	3,369,483
Available-for-sale securities	65,848	-	65,848
Held-to-maturity securities	12,939,100	(180,211)	12,758,889
Loans to members	49,335,377	(25,409)	49,309,968
Mortgage loans held for portfolio, net	6,966,345	(157,135)	6,809,210
Accrued interest receivable	416,407	-	416,407
Derivative assets	498,976	-	498,976
Other assets, including BOB loans	86,323	(36,046)	50,277

Liabilities
Deposits	$1,425,997	$-	$1,425,997
Consolidated obligations:
Discount notes	17,845,226	3,682	17,841,544
Bonds	53,627,392	295,474	53,331,918
Mandatorily redeemable capital stock	7,892	-	7,892
Accrued interest payable	566,350	-	566,350
Derivative liabilities	144,093	-	144,093
Other liabilities	125,534	-	125,534

Note 12 – Segments

The Bank operates two segments differentiated by products. The first segment, entitled Traditional Member Finance, houses a majority of the Bank’s activities, including, but not limited to, providing loans to members, investments and deposit products. The MPF, or Mortgage Finance, segment purchases residential mortgage loans from members and funds and hedges the resulting portfolio.

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

Notes to Unaudited Financial Statements (continued)

The following tables set forth the Bank’s financial performance by operating segment for the three months and six months ended June 30, 2007 and 2006.

Three months ended June 30,

	Traditional	MPF® or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2007
Net interest income	$79,997	$5,900	$85,897
Provision (benefit) for credit losses	123	(166)	(43)
Other income (loss)	(1,440)	1,254	(186)
Other expenses	13,913	804	14,717

Income before assessments	64,521	6,516	71,037
Affordable Housing Program	5,278	531	5,809
REFCORP	11,848	1,197	13,045

Total assessments	17,126	1,728	18,854

Net income	$47,395	$4,788	$52,183

Total assets	$75,643,396	$6,539,756	$82,183,152

2006
Net interest income	$79,446	$7,528	$86,974
Provision for credit losses	44	2	46
Other income (loss)	2,331	(272)	2,059
Other expenses	14,281	1,247	15,528

Income before assessments	67,452	6,007	73,459
Affordable Housing Program	5,528	490	6,018
REFCORP	12,385	1,103	13,488

Total assessments	17,913	1,593	19,506

Net income	$49,539	$4,414	$53,953

Total assets	$67,318,673	$7,342,748	$74,661,421

Notes to Unaudited Financial Statements (continued)

Six months ended June 30,

	Traditional	MPF® or
	Member	Mortgage
(in thousands)	Finance	Finance	Total

2007
Net interest income	$157,080	$12,471	$169,551
Provision (benefit) for credit losses	1,983	(137)	1,846
Other income	5,194	1,200	6,394
Other expense	28,330	1,548	29,878

Income before assessments	131,961	12,260	144,221
Affordable Housing Program	10,799	1,000	11,799
REFCORP	24,232	2,252	26,484

Total assessments	35,031	3,252	38,283

Net income	$96,930	$9,008	$105,938

Total assets	$75,643,396	$6,539,756	$82,183,152

2006
Net interest income	$149,237	$15,987	$165,224
Provision (benefit) for credit losses	754	(138)	616
Other income	8,278	48	8,326
Other expense	29,492	2,339	31,831

Income before assessments	127,269	13,834	141,103
Affordable Housing Program	10,424	1,129	11,553
REFCORP	23,369	2,541	25,910

Total assessments	33,793	3,670	37,463

Net income	$93,476	$10,164	$103,640

Total assets	$67,318,673	$7,342,748	$74,661,421

Note 13 – Commitments and Contingencies

As described in Note 7, the twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, although it has never occurred, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. Additionally, although it has never occurred, the Finance Board, in its discretion and notwithstanding any other provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. The Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at June 30, 2007 and December 31, 2006.

The FHLBanks considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations. The Bank considers the joint and several liability as a related party guarantee. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Board as it relates to the decisions involving the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, it meets the recognition scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at June 30, 2007 and December 31, 2006.

Notes to Unaudited Financial Statements (continued)

Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including BOB loans, totaled approximately $670.0 million and $66.5 million at June 30, 2007 and December 31, 2006, respectively. Commitments generally are for periods up to twelve months. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were approximately $899.9 million and $969.6 million at June 30, 2007 and December 31, 2006, respectively. Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Board regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are fully collateralized at the time of issuance.

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $6.8 million and $4.3 million at June 30, 2007 and December 31, 2006, respectively. Commitments are generally for periods not to exceed 365 days. In accordance with Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), such commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. In the past, the Bank has pledged, as collateral, cash and securities to counterparties that have market risk exposure from the Bank related to derivative agreements. However, the Bank had no cash or securities pledged as collateral at June 30, 2007 and December 31, 2006.

The Bank charged to operating expense net rental costs of approximately $0.7 million and $0.6 million for the three months ended June 30, 2007 and 2006, respectively. The charge of net rental costs to operating expenses were $1.3 million and $1.2 million for the six months ended June 30, 2007 and 2006, respectively. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

The Bank has committed to issue consolidated obligations totaling $513 million and $98 million for the periods ended June 30, 2007 and December 31, 2006.

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

Item 4T: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including its principal executive officer and principal financial officer, the Bank conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of June 30, 2007. Based on this evaluation, the Bank’s principal executive officer and principal financial officer concluded that the Bank’s disclosure controls and procedures were effective to ensure that such information relating to the Bank that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

In conjunction with the restatement of the 2006 annual and interim Statements of Cash Flows, discussed further in Note 2 to the unaudited March 31, 2007 financial statements included within the Form 10-Q filed on May 11, 2007, management concluded that the internal control deficiency that led to the restatement constituted a material weakness in the Bank’s internal controls over financial reporting. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Beginning in early 2006, the Bank did not maintain effective control over the accurate classification of certain items within the Statement of Cash Flows. Specifically, the Bank did not maintain effective control over the accurate review of certain data used in preparation of the Statement of Cash Flows to ensure line item accuracy. This control deficiency resulted in the restatement of the Bank’s Statements of Cash Flows for the 2006 fiscal year and each of the 2006 interim periods. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. As the Bank is not currently subject to the requirements of the Sarbanes-Oxley Act related to the required assessment of, and disclosure concerning, internal controls over financial reporting, management has not completed an assessment of all of the Bank’s internal controls over financial reporting. If not remediated, this control deficiency could have resulted in a misstatement of operating and financing cash flows that could result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. However, the Bank has since taken steps to remediate the material weakness. The remedial actions include the required use of a number of additional data validation steps. Management believes that this material weakness has been fully remediated as of June 30, 2007.

Internal Control Over Financial Reporting

For the second quarter of 2007, there were no other changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – Other Information

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

Item 3: Defaults upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit 10.14	Amended and Restated Supplemental Executive Retirement Plan dated June 26, 2007#
Exhibit 10.15	Amended and Restated Supplemental Thrift Plan dated June 26, 2007#
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

#	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: August 8, 2007

By:	/s/ Kristina K. Williams
Kristina K. Williams
Chief Financial Officer