Form 10-Q
period 2007-09-30
Federal Home Loan Bank of Pittsburgh
filed 2007-11-07
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
or
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

There were 39,647,714 shares of common stock with a par value of $100 per share outstanding at October 31, 2007.

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

Financial Highlights

The Statement of Operations data for the three and nine months ended September 30, 2007 and 2006, and the Statement of Condition data as of September 30, 2007 are unaudited and are derived from the financial statements and footnotes included in this report. The Statement of Condition data as of December 31, 2006 is derived from the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Statement of Operations

	Three months ended September 30,		Nine months ended September 30,

(in thousands)	2007	2006	2007	2006

Net interest income before provision for credit losses	$96,025	$89,784	$265,576	$255,008
Provision (benefit) for credit losses	(707)	509	1,139	1,125
Other income, excluding net gain on derivatives and hedging activities	1,204	1,728	4,321	5,025
Net gain (loss) on derivatives and hedging activities	3,758	(1,510)	7,035	3,519
Other expense	14,298	14,981	44,176	46,812

Income before assessments	87,396	74,512	231,617	215,615
Assessments	23,194	19,818	61,477	57,281

Net income	$64,202	$54,694	$170,140	$158,334

Earnings per share(1)	$1.79	$1.68	$5.23	$5.03

Dividends	$45,843	$42,500	$141,136	$108,836
Weighted average dividend rate(2)	6.00%	5.22%	5.94%	4.66%
Return on average capital	6.60%	6.18%	6.46%	6.26%
Return on average assets	0.29%	0.29%	0.29%	0.29%
Net interest margin(3)	0.45%	0.48%	0.46%	0.47%
Total capital ratio (at period-end)(4)	4.29%	4.69%	4.29%	4.69%
Total average capital to average assets	4.46%	4.64%	4.49%	4.58%

Notes:

(1)	Earnings per share calculated based on net income.

(2)	Weighted average dividend rates are calculated as annualized dividends paid in the period divided by the average capital stock balance outstanding during the period on which the dividend is based (i.e., in 2007 quarterly dividends are based on the prior quarter average capital stock balance outstanding).

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.

(4)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at period end.

Statement of Condition

	September 30,	December 31,
(in millions)	2007	2006

Loans to members	$64,266	$49,335
Investments – Federal funds sold, interest-bearing deposits and investment securities(1)	23,534	19,995
Mortgage loans held for portfolio, net	6,351	6,966
Total assets	95,205	77,376
Deposits and other borrowings(2)	5,564	1,434
Consolidated obligations, net(3)	84,744	71,473
AHP payable	56	49
REFCORP payable	16	15
Capital stock – putable(4)	3,801	3,384
Retained earnings	284	255
Total capital	4,081	3,634

Notes:

(1)	None of these securities were purchased under agreements to resell.

(2)	Includes mandatorily redeemable capital stock.

(3)	Aggregate FHLBank System-wide consolidated obligations (at par) were $1,148.6 billion and $952.0 billion at September 30, 2007 and December 31, 2006, respectively.

(4)	Bank capital stock is redeemable at the request of a member subject to the statutory redemption periods and other conditions and limitations. Details of the restrictions and redemption process are available in Note 15 in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

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

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the three and nine months ended September 30, 2007. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report as well as the audited financial statements and analysis for the year ended December 31, 2006, included in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Summary of Financial Results

The Bank’s net income for the third quarter of 2007 was $64.2 million, an increase of $9.5 million, or 17%, over the prior year third quarter. This increase was primarily due to increases of $6.2 million and $4.8 million in net interest income and other income (including net gain (loss) on derivatives and hedging activities), respectively, as well as a benefit for credit losses of $0.7 million in the current period, compared to a provision for credit losses of $0.5 million in the prior year period. Higher average balances in the loans to members and investment portfolios, as well as higher yields on investments, drove an increase in interest income; this increase was partially offset by higher interest expense on discount notes, due to higher volume. The current quarter also reflected net gains on derivatives and hedging activities of $3.7 million, compared with a loss of $1.5 million in the third quarter of 2006. The Bank’s return on average capital increased to 6.60% in third quarter 2007, compared to 6.18% in third quarter 2006. This increase was due to the impact of higher net income, which more than offset the impact of increased average capital.

Net income for the nine months ended September 30, 2007 was $170.1 million compared to $158.3 million for the nine months ended September 30, 2006, an increase of $11.8 million, or 7%. Increases of $10.5 million and $2.9 million in net interest income and other income, respectively, as well as a $2.6 million decrease in other expenses contributed to this improvement. Higher average balances and yields in the loans to members and investment portfolios drove the increase in interest income, offset by higher interest expense on discount notes, the result of higher rates paid and average balances. Higher net gains on derivatives and hedging activities drove the increase in other income. The Bank’s return on average capital was 6.46% for the nine months ended September 30, 2007, compared to 6.26% for the same prior year period. This increase was due to the impact of higher net income, which more than offset the impact of increased average capital.

Details of the Statement of Operations are discussed more fully below.

Dividend Rate.  Because members may purchase and redeem their Bank capital stock shares only at par value, management has regarded quarterly dividend payments as an important vehicle through which a direct investment return is provided. The Bank’s weighted average dividend rate was 6.00% for the third quarter of 2007 compared to 5.22% in the third quarter of 2006. Retained earnings were $283.8 million as of September 30, 2007, compared to $254.8 million at December 31, 2006, an increase of $29.0 million, or 11%.

Net Interest Income

The following table summarizes the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three and nine months ended September 30, 2007 and 2006.

Average Balances and Interest Yields/Rates Paid

	Three months ended September 30,
	2007			2006

		Interest	Avg. Yield/		Interest	Avg. Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold(1)	$3,926	$51	5.12	$5,069	$67	5.28
Interest-bearing deposits	4,348	59	5.43	3,576	49	5.38
Investment securities(2)	12,492	156	4.96	12,100	144	4.74
Loans to members	57,875	796	5.46	46,438	645	5.51
Mortgage loans held for portfolio(3)	6,447	83	5.12	7,301	93	5.03

Total interest-earning assets	$85,088	$1,145	5.34	$74,484	$998	5.32
Allowance for credit losses	(8)			(6)
Other assets	1,372			1,168

Total assets	$86,452			$75,646

Liabilities and capital
Deposits	$1,561	$20	5.07	$1,137	$15	5.06
Consolidated obligation discount notes	26,060	337	5.13	13,525	179	5.25
Consolidated obligation bonds	53,908	692	5.10	56,414	713	5.02
Other borrowings	4	—	10.25	60	1	7.04

Total interest-bearing liabilities	$81,533	$1,049	5.11	$71,136	$908	5.07
Other liabilities	1,061			997
Total capital	3,858			3,513

Total liabilities and capital	$86,452			$75,646

Net interest spread			0.23			0.25
Impact of noninterest-bearing funds			0.22			0.23

Net interest income/net interest margin		$96	0.45		$90	0.48

Notes:

(1)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.

(2)	The average balance of investment securities available-for-sale represents fair values. The related yield, however, is calculated based on cost.

(3)	Nonaccrual loans are included in average balances in determining the average rate.

As noted above, the Bank experienced significant growth in interest-earning assets and interest-bearing liabilities in the quarterly comparison while overall yields and rates paid reflected only a minimal increase. The overall impact of these changes was an increase in net interest income, as the increase in interest income more than offset the rise in interest expense. Additional analysis regarding the shift in the mix of these components is included in the Rate/Volume Analysis section below.

The net interest margin decreased 3 basis points to 0.45% for the third quarter of 2007, while the net interest spread declined 2 basis points to 0.23% for the current period. This spread compression was due to an increase in rates paid on interest-bearing liabilities, which exceeded the growth in yields on interest-earning assets in the quarter-over-quarter comparison. Absent changes in the average balance of capital stock, the impact of net noninterest-bearing funds is driven primarily by short-term interest rates; as the short-term rates increase (decrease), the impact of net noninterest-bearing funds increases (decreases) as well.

Average Balances and Interest Yields/Rates Paid

	Nine months ended September 30,
	2007			2006

		Interest	Avg.		Interest	Avg.
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold(1)	$3,799	$149	5.23	$4,066	$151	4.95
Interest-bearing deposits	4,054	163	5.39	3,481	130	4.98
Investment securities(2)	12,565	466	4.96	11,602	403	4.64
Loans to members	50,010	2,045	5.47	46,158	1,761	5.10
Mortgage loans held for portfolio(3)	6,650	257	5.16	7,413	281	5.08

Total interest-earning assets	$77,078	$3,080	5.34	$72,720	$2,726	5.01
Allowance for credit losses	(8)			(6)
Other assets	1,281			1,119

Total assets	$78,351			$73,833

Liabilities and capital
Deposits	$1,548	$59	5.10	$1,202	$42	4.68
Consolidated obligation discount notes	19,760	766	5.19	12,004	437	4.87
Consolidated obligation bonds	52,516	1,987	5.06	56,183	1,990	4.74
Other borrowings	40	2	5.97	33	2	6.04

Total interest-bearing liabilities	$73,864	$2,814	5.09	$69,422	$2,471	4.76
Other liabilities	968			1,030
Total capital	3,519			3,381

Total liabilities and capital	$78,351			$73,833

Net interest spread			0.25			0.25
Impact of noninterest-bearing funds			0.21			0.22

Net interest income/net interest margin		$266	0.46		$255	0.47

Notes:

(1)	The average balance of Federal funds sold, related interest income and average yield calculations include loans to other FHLBanks.

(2)	The average balance of investment securities available-for-sale represents fair values. Related yield, however, is calculated based on cost.

(3)	Nonaccrual loans are included in average balances in determining the average rate.

As noted above, the Bank experienced increases in interest-earning assets, interest-bearing liabilities and overall yields and rates paid in the year-over-year comparison. Overall, net interest income increased $11 million, as the increase in interest income more than offset the increase in interest expense. Additional analysis regarding the shift in the mix of these categories is included in the Rate/Volume Analysis section below.

The net interest margin decreased one basis point to 0.46%; this was reflected in the impact on noninterest-bearing funds.

Rate/Volume Analysis.  Changes in both volume and yields and rates paid influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2007 and 2006.

	Three months ended			Nine months ended
	September 30			September 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income due to:
Federal funds sold	$(15)	$(1)	$(16)	$(10)	$8	$(2)
Interest-bearing deposits	10	-	10	21	12	33
Investment securities	5	7	12	33	30	63
Loans to members	159	(8)	151	147	137	284
Mortgage loans held for portfolio	(11)	1	(10)	(28)	4	(24)

Total	148	(1)	147	163	191	354
Increase (decrease) in interest expense due to:
Deposits	5	-	5	12	5	17
Consolidated obligation discount notes	166	(8)	158	283	46	329
Consolidated obligation bonds	(31)	10	(21)	(130)	127	(3)
Other borrowings	(1)	-	(1)	-	-	-

Total	139	2	141	165	178	343

Increase (decrease) in net interest income	$9	$(3)	$6	$(2)	$13	$11

Average interest-earning assets for the third quarter of 2007 increased $10.6 billion, or 14.2%, from the third quarter of 2006. In third quarter 2007, the Bank experienced unprecedented growth in the loans to members portfolio, with averages increasing $11.4 billion, or 24.6%, which drove the overall increase in average interest-earning assets. This was due primarily to instability in the current credit market as well as an increased demand from members for additional sources of liquidity. To a lesser extent, slight increases in average interest-bearing deposits and investment securities were more than offset by a decrease in Federal funds sold and the continuing decline of the mortgage loan portfolio. For the nine months ended September 30, 2007, average interest-earning assets also increased compared to the prior year period, although the overall increase of $4.4 billion, or 6.0%, was not as dramatic as the quarter-over-quarter increase. Loans to members increased $3.9 billion, or 8.3%, over the prior year, again due to the current credit environment. Average investment securities increased $963 million, or 8.3%, year-over-year, as the Bank continued to increase its holdings in mortgage-backed securities. The mortgage loans held for portfolio balance decreased $763 million from 2006 to 2007, due to the ongoing run-off of the existing portfolio, coupled with the lack of availability of mortgages to purchase. Average interest-bearing deposits increased slightly year-over-year, offset by a decrease in average Federal funds sold.

The decreases in average Federal funds sold in the quarter-over-quarter and year-over-year comparisons totaled $1.1 billion, or 22.5%, and $267 million, or 6.6%, respectively; the related impact to interest income for this category was a decrease of $16 million and $2 million, respectively. The decrease from third quarter 2006 to third quarter 2007 was almost entirely volume-driven; the decline in the nine months comparison reflected a decrease in volume, which was virtually offset by an increase in yields. The increases in average interest-bearing deposits in the quarter-over-quarter and year-over-year comparisons totaled $772 million, or 21.6%, and $573 million, or 16.5%, respectively; the related impact to interest income for this category was an increase of $10 million and $33 million, respectively, driven primarily by volume, though yields also increased in both comparisons. The combination of the balances in these two categories reflect the Bank’s continued strategy to maintain a strong liquidity position in short-term investments, in order to meet members’ loan demand, and, to a lesser extent, to support the implementation of the Federal Reserve Daylight Overdraft Policy (“Overdraft Policy”), which became effective in third quarter 2006.

Increases in the average investment securities portfolio were $392 million, or 3.2%, in the quarter-over-quarter comparison and $963 million, or 8.3%, in the year-over-year comparison. Correspondingly, the interest income on this portfolio increased $12 million and $63 million, respectively, driven both by volume and rates. The investment securities portfolio includes both available-for-sale and held-to-maturity securities, the majority of which is held-to-maturity. The investments within that portfolio are primarily mortgage-backed securities (MBS), all but one of which are rated AAA. A portion of these securities are guaranteed as to principal and interest payments by the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation.

The average loans to members portfolio reflected significant unusual increases, both in the quarter-over-quarter and year-over-year comparisons, as noted above. The corresponding increase in interest income on this portfolio was $151 million and $284 million, respectively. The quarterly increase from 2006 to 2007 was entirely volume-driven; yields on this portfolio for the quarter actually declined 5 basis points, as short-term funding balances displayed the largest increase, driving the overall yield down. The year-to-date comparison reflected the impact of both volume and rate. Specific fluctuations within the portfolio are discussed more fully below.

The mortgage loans held for portfolio balances continued to decline in both the quarter-over-quarter and year-over-year comparisons, decreasing $854 million, or 11.7%, and $763 million, or 10.3%, respectively. Correspondingly, the interest income on this portfolio declined $10 million and $24 million, respectively. The volume of mortgages available to be purchased from members has declined due in part to the charter consolidation of National City Bank, as successor by merger to National City Bank of Pennsylvania, which was formerly the Bank’s largest provider of mortgages. This lack of purchase activity, coupled with the run-off of the existing portfolio, has resulted in a continued decline in the overall portfolio.

The consolidated obligations portfolio has seen a shift in both the quarter-over-quarter and year-over-year comparisons in terms of composition between discount notes and bonds. The third quarter 2007 discount notes balance increased $12.5 billion, or 92.7%, compared to third quarter 2006, while the current quarter bonds balance decreased $2.5 billion, or 4.4%, compared to the prior year period. For the nine months ended September 30, 2007, discount notes increased $7.8 billion, or 64.6%, while bonds decreased $3.7 billion, or 6.5%, compared to year-to-date September 2006 averages. This shift in the portfolio is consistent with the shift experienced in the loans to members portfolio towards shorter-term borrowing by members.

Interest expense on discount notes increased $158 million and $329 million in the quarter-over-quarter and year-over-year comparisons. For the quarter, the increase was entirely volume-driven, corresponding to the increase in short-term funding demands of members. Rates paid on discount notes in this comparison actually declined 12 basis points, the impact of which is reflected in the rate/volume table above. In the nine months comparison, the increase was primarily volume-driven as well, although there was a modest impact due to rates, which increased 32 basis points year-over-year. Interest expense on bonds decreased $21 million and $3 million in the quarter-over-quarter and year-over-year comparisons. For the quarter, the decrease was primarily volume-driven, offset to some extent by an 8 basis point increase in rates paid. In the nine months comparison, the decrease in volume was offset by a 32 basis point increase in rates paid. The increase in the discount notes portfolio was primarily due to member demand for shorter term loans, as well as the Bank’s own funding requirements for increases in interest-bearing deposits and Federal funds sold.

Loans to Members Portfolio Detail:

	Average Balances
	Three months ended		Nine months ended
	September 30,		September 30,

(in millions)
Product	2007	2006	2007	2006

RepoPlus	$11,157.5	$4,157.2	$7,221.3	$4,789.2
Mid-Term RepoPlus	24,596.0	21,165.3	20,890.3	19,785.5
Term Loans	10,151.3	10,661.6	10,232.3	10,439.2
Convertible Select	8,700.3	8,990.2	8,761.0	9,934.9
Hedge Select	60.0	50.0	53.4	84.4
Returnable	3,277.3	1,733.4	2,915.2	1,390.4

Total par value	57,942.4	46,757.7	50,073.5	46,423.6
Discount on AHP loans to members	(1.4)	(1.6)	(1.4)	(1.6)
Deferred prepayment fees	(0.2)	(0.2)	(0.2)	(0.3)
SFAS 133 hedging adjustment	(65.6)	(317.7)	(62.2)	(264.0)

Total book value	$57,875.2	$46,438.2	$50,009.7	$46,157.7

As noted above, the Bank has experienced unprecedented growth in the loans to members in the third quarter of 2007. In both the quarter-over-quarter and year-over-year comparisons, the largest impacts on the increase in the average loans to members portfolio were in the RepoPlus and Mid-Term RepoPlus products. Current credit market conditions have resulted in uncertainty in the mortgage-backed securities and commercial paper markets, as well as a need for additional sources of diversified liquidity. The Bank has seen an overall increase in borrowing activity from its members, in part to diversify their sources of liquidity, and in part as a reaction to the lack of depth in the mortgage-backed securities and commercial paper markets.

In the comparison of third quarter 2007 to third quarter 2006, the Bank experienced an increase in both the RepoPlus and Mid-Term RepoPlus products. Current quarter average balances reflect a shift in members’ borrowings, including significant overnight funding by several of the Bank’s larger customers. The quarterly and year-over-year comparisons reflected an increase in the Returnable product, due primarily to the activity of one member. In addition, the relatively lower level of longer-term fixed rates and the cost of purchasing prepayment options in this market environment are of greater value to the member than the selling of the optionality feature within the Convertible Select product. This also explains the shift from the Convertible Select product to the Returnable product in the September year-to-date 2007 comparison to 2006.

As of September 30, 2007, 46.8% of the par value of loans in the portfolio had an original maturity of one year or less. The par value of loans with either a next call date (for returnable loans) or original maturity (for the remainder of the portfolio) of one year or less comprised 52.1% of the portfolio at September 30, 2007. The par value of loans with either a next convert date (for convertible loans) or original maturity (for the remainder of the portfolio) of one year or less comprised 58.2% at September 30, 2007.

The ability to grow the loans to members portfolio may be impacted by, among other things, the following: (1) the Bank’s liquidity position and how management chooses to fund the Bank; (2) the slowing housing market; (3) current, as well as future, credit market conditions; (4) the shape of the yield curve; and (5) the Bank’s need to meet the liquidity demands of several large borrowers. These factors continue to impact the Bank’s ability to grow the loans to members portfolio in the current pricing environment. In addition, it is important to note that the Bank’s loans to members portfolio is fully secured. The Bank accepts various forms of collateral including, but not limited to, investment securities and residential mortgage loans. In light of recent market conditions and the increased negative impact of the subprime and Alt-A mortgage markets, the Bank recognizes that there is an increase in the potential credit risk of the portfolio; this is a result of the market illiquidity of this collateral during the third quarter of 2007. The Bank continues to monitor its collateral position and the related policies and procedures, to ensure adequate security interest.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the three and nine months ended September 30, 2007 and 2006. Derivative and hedging activities are discussed below in the other income (loss) section.

Three months ended September 30, 2007

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Loans to members	$57,875	$796	5.46	$740	5.08	$56	0.38
Mortgage loans held for portfolio	6,447	83	5.12	84	5.17	(1)	(0.05)
All other interest-earning assets	20,766	266	5.09	266	5.09	-	-

Total interest-earning assets	$85,088	$1,145	5.34	$1,090	5.09	$55	0.25

Consolidated obligation bonds	$53,908	$692	5.10	$650	4.79	$42	0.31
All other interest-bearing liabilities	27,625	357	5.13	357	5.13	-	-

Total interest-bearing liabilities	$81,533	$1,049	5.11	$1,007	4.91	$42	0.20

Net interest income/ interest rate spread		$96	0.23	$83	0.18	$13	0.05

Three months ended September 30, 2006

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Loans to members	$46,438	$645	5.51	$571	4.88	$74	0.63
Mortgage loans held for portfolio	7,301	93	5.03	94	5.09	(1)	(0.06)
All other interest-earning assets	20,745	260	4.97	260	4.97	-	-

Total interest-earning assets	$74,484	$998	5.32	$925	4.93	$73	0.39

Consolidated obligation bonds	$56,414	$713	5.02	$634	4.46	$79	0.56
All other interest-bearing liabilities	14,722	195	5.25	195	5.25	-	-

Total interest-bearing liabilities	$71,136	$908	5.07	$829	4.63	$79	0.44

Net interest income/ interest rate spread		$90	0.25	$96	0.30	$(6)	(0.05)

Nine months ended September 30, 2007

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Loans to members	$50,010	$2,045	5.47	$1,880	5.03	$165	0.44
Mortgage loans held for portfolio	6,650	257	5.16	260	5.21	(3)	(0.05)
All other interest-earning assets	20,418	778	5.09	778	5.09	-	-

Total interest-earning assets	$77,078	$3,080	5.34	$2,918	5.06	$162	0.28

Consolidated obligation bonds	$52,516	$1,987	5.06	$1,878	4.78	$109	0.28
All other interest-bearing liabilities	21,348	827	5.18	827	5.18	-	-

Total interest-bearing liabilities	$73,864	$2,814	5.09	$2,705	4.89	$109	0.20

Net interest income/ interest rate spread		$266	0.25	$213	0.17	$53	0.08

Nine months ended September 30, 2006

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Loans to members	$46,158	$1,761	5.10	$1,598	4.63	$163	0.47
Mortgage loans held for portfolio	7,413	281	5.08	284	5.13	(3)	(0.05)
All other interest-earning assets	19,149	684	4.78	684	4.78	-	-

Total interest-earning assets	$72,720	$2,726	5.01	$2,566	4.72	$160	0.29

Consolidated obligation bonds	$56,183	1,990	4.74	1,825	4.34	$165	0.40
All other interest-bearing liabilities	13,239	481	4.86	481	4.86	-	-

Total interest-bearing liabilities	$69,422	$2,471	4.76	$2,306	4.44	$165	0.32

Net interest income/ interest rate spread		$255	0.25	$260	0.28	$(5)	(0.03)

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

The loans to members and consolidated obligation derivative impact variances from period to period are driven by the change in average 3-month LIBOR in a given period and the level and mix of the portfolio being hedged. For the three months ended September 30, 2007, the impact of derivatives increased net interest income $13 million and improved the interest rate spread 5 basis points. For the same year-ago period, the impact of derivatives decreased net interest income $6 million and reduced the interest rate spread 5 basis points. For the nine months ended September 30, 2007, the impact of derivatives increased net interest income $53 million and improved the interest rate spread 8 basis points. For the same year-ago period, the impact of derivatives decreased net interest income $5 million and reduced the interest rate spread 3 basis points.

Mortgage Loan Premium/Discount.  The table below provides key information related to the Bank’s premium/discount on mortgage loans.

	Three months ended September 30,		Nine months ended September 30,

(dollars in thousands)	2007	2006	2007	2006

Net premium/(discount) expense for the period	$2,206	$3,552	$7,436	$10,881
Mortgage loan related net premium balance at period-end	$45,276	$55,033	$45,276	$55,033
Mortgage loan par balance at period-end	$6,289,426	$7,111,501	$6,289,426	$7,111,501
Premium balance as a percent of mortgage loans	0.72%	0.77%	0.72%	0.77%

Other Income (Loss)

	Three months ended September 30,		% Change	Nine months ended September 30,		% Change
(in thousands)	2007	2006	2007/2006	2007	2006	2007/2006

Service fees	$1,113	$1,077	3.3	$3,068	$3,390	(9.5)
Net gain (loss) on derivatives and hedging activities	3,758	(1,510)	n/m	7,035	3,519	99.9
Other, net	91	651	(86.0)	1,253	1,635	(23.4)

Total other income	$4,962	$218	n/m	$11,356	$8,544	32.9

Third quarter 2007 results included other income of $5.0 million, compared to $218 thousand in the third quarter of 2006. This increase was primarily due to $3.8 million of net gains in derivatives and hedging activities in the current year, while 2006 included $1.5 million of losses. In addition, service fees increased $36 thousand, or 3.3%, in the third quarter 2007 comparison to prior year. All other income decreased $560 thousand from third quarter 2006 to third quarter 2007.

Other income for the nine months ended September 30, 2007 was $11.4 million, compared with $8.5 million for the nine months ended September 30, 2006. Results for 2007 included $7.0 million of net gains on derivatives and hedging activities, compared with $3.5 million in the prior year, an increase of $3.5 million. Service fees decreased $322 thousand in 2007 compared to the prior year primarily due to a decision by management to exit the official checks business in third quarter 2006. In addition, pricing for wire services was reduced at the beginning of 2007.

The activity related to net gains (losses) on derivatives and hedging is discussed in more detail below.

Derivatives and Hedging Activities.  The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness, for the three and nine months ended September 30, 2007 and 2006, respectively.

		Three months ended
(in thousands)		September 30,
Type of Hedge	Asset/Liability Hedged	2007	2006

Fair value hedge ineffectiveness	Loans to members	$7,324	$4,037
	Consolidated obligations	(1,523)	1,084

Economic hedges	Total fair value hedge ineffectiveness	5,801	5,121
Intermediary transactions		(2,347)	(7,296)
Other		-	(3)
		304	668

Net gain (loss) on derivatives and hedging activities		$3,758	$(1,510)

		Nine months ended
(in thousands)		September 30,
Type of Hedge	Asset/Liability Hedged	2007	2006

Fair value hedge ineffectiveness	Loans to members	$9,819	$5,219
	Consolidated obligations	(2,902)	1,382

	Total fair value hedge ineffectiveness	6,917	6,601
Economic hedges		(462)	(3,639)
Intermediary transactions		53	(102)
Other		527	659

Net gain on derivatives and hedging activities		$7,035	$3,519

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). For the third quarter of 2007, total ineffectiveness related to these fair value hedges resulted in a gain of $5.8 million compared to a gain of $5.1 million in the third quarter of 2006. For the nine months ended September 30, 2007 and 2006, total ineffectiveness related to fair value hedges resulted in a gain of $6.9 million and $6.6 million, respectively. The overall notional amount increased from $67.5 billion at September 30, 2006 to $70.2 billion at September 30, 2007. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a loss of $2.3 million in the third quarter of 2007 compared to a loss of $7.3 million in the third quarter of 2006. For the nine months ended September 30, 2007 and 2006, losses recorded for economic hedges were $0.5 million and $3.6 million, respectively. The overall notional amount of economic hedges decreased from $2.7 billion at September 30, 2006 to $1.2 billion at September 30, 2007.

Intermediary Transactions.  The following table details the net gains and losses on intermediary transactions.

	Three months ended		Nine months ended
	September 30,		September 30,

(in thousands)	2007	2006	2007	2006

Contracts with members - fair value change	$(88)	$(128)	$(70)	$(1,731)
Contracts with counterparties - fair value change	83	117	52	1,626

Net fair value change	(5)	(11)	(18)	(105)
Interest income due to spread	5	8	71	3

Net gain (loss) on intermediary derivative activities	$-	$(3)	$53	$(102)

Other Expenses

	Three months ended			Nine months ended
	September 30,		% Change	September 30,		% Change
(in thousands)	2007	2006	2007/2006	2007	2006	2007/2006

Operating - salaries and benefits	$8,575	$8,158	5.1	$26,470	$26,412	0.2
Operating - occupancy	844	871	(3.1)	2,582	2,449	5.4
Operating - other	3,653	4,973	(26.5)	11,475	14,849	(22.7)
Finance Board	659	581	13.4	1,978	1,746	13.3
Office of Finance	567	398	42.5	1,671	1,356	23.2

Total other expenses	$14,298	$14,981	(4.6)	$44,176	$46,812	(5.6)

Other expenses totaled $14.3 million for the third quarter of 2007, compared to $15.0 million in the third quarter of 2006, a decrease of $683 thousand, or 4.6%. Excluding the expenses of the Finance Board and OF described below, all other operating expenses decreased $930 thousand, or 6.6%. This decline was primarily due to declines in professional fees and contractual services expenses partially offset by increases in salaries and benefits expense.

For the nine months ended September 30, 2007, total operating expenses were $44.2 million, a $2.6 million, or 5.6%, decrease from $46.8 million for the same year-ago period. Excluding the Finance Board and OF expenses, all other expense decreased $3.2 million, or 7.3%. This decline was due to lower other operating expenses. Salaries and benefits expense in 2006 included a one-time $1.1 million expense related to a retirement lump sum payment for the former CEO, which was offset by increases due to higher incentive compensation and overall merit and promotion increases in 2007. Other operating expenses in 2006 included $460 thousand of grossed-up relocation expense for the newly-hired CEO, as well as higher professional fees and contractual services expense.

At September 30, 2007, full-time equivalent staff totaled 239 positions, a decrease of 7 positions from September 30, 2006.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Board and the OF. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations and totaled $1.2 million and $1.0 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, these expenses were $3.6 million and $3.1 million, respectively. The Bank has no control over the operating expenses of the Finance Board. The FHLBanks are able to exert a limited degree of control over the operating expenses of the OF due to the fact that two directors of the OF are also FHLBank presidents.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	Three months ended			Nine months ended
	September 30,		% Change	September 30,		% Change
(in thousands)	2007	2006	2007/2006	2007	2006	2007/2006

Affordable Housing Program (AHP)	$7,143	$6,142	16.3	$18,942	$17,695	7.0
REFCORP	16,051	13,676	17.4	42,535	39,586	7.4

Total assessments	$23,194	$19,818	17.0	$61,477	$57,281	7.3

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through the third quarter of 2007 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final estimated payment during the second quarter of 2014. This date assumes that the FHLBanks pay exactly $300 million annually until 2014. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

Application of the REFCORP percentage rate as applied to earnings during the three months ended September 30, 2007 and 2006 resulted in expenses for the Bank of $16.1 million and $13.7 million, respectively. For the nine months ended September 30, 2007 and 2006, it resulted in expenses for the Bank of $42.5 million and $39.6 million, respectively. The year-to-year changes in AHP and REFCORP assessments for the Bank reflect the changes in pre-assessment earnings.

Financial Condition

The following is Management’s Discussion and Analysis of the Bank’s financial condition at September 30, 2007 compared to December 31, 2006. This should be read in conjunction with the Bank’s unaudited interim financial statements and notes in this report and the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Asset Growth and Composition.  As a result of an increase in the loans to members and investment portfolios, the Bank’s total assets increased $17.8 billion, or 23.0%, to $95.2 billion at September 30, 2007, up from $77.4 billion at December 31, 2006. The loans to members increase was due to increases in short-term portfolio balances, including RepoPlus. The short-term portion of the loans to members portfolio is volatile and can have a significant impact on outstanding balances. This is clearly demonstrated by comparing the average balance of the loans to members portfolio for the quarter, which was $57.9 billion, to the balance as of September 30, 2007, which was $64.3 billion. The increase in the investment portfolio was reflected primarily in Federal funds sold and interest-bearing deposits, as well as an increase in held-to-maturity securities.

Total housing finance-related assets, which include MPF Program loans, loans to members, mortgage-backed securities and other mission-related investments, increased $14.7 billion, or 21.6%, to $82.6 billion at September 30, 2007, up from $68.0 billion at December 31, 2006. Total housing finance-related assets remained consistent, at 86.8% of assets as of September 30, 2007, compared to 87.9% of assets as of December 31, 2006.

Loans to Members.  At September 30, 2007, total loans to members reflected balances of $64.3 billion to 224 borrowing members, compared to $49.3 billion at December 31, 2006 to 221 borrowing members. This represented a 30.4% increase in the portfolio balance. Loan activity continued to be primarily attributable to the Bank’s five largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance at any point during the nine months ended September 30, 2007 and the year ended December 31, 2006.

Member Asset Size	2007	2006

Less than $100 million	50	54
Between $100 million and $500 million	132	137
Between $500 million and $1 billion	37	45
Between $1 billion and $5 billion	31	26
Greater than $5 billion	13	13

Total borrowing members	263	275

Total membership	332	334
Percent of members borrowing	79.2%	82.3%

Loans to members in the third quarter and first nine months of 2007 reflected the residential real estate market and, to a lesser degree, small business and commercial real estate demand of members’ customers. Average loan demand of members increased during the third quarter of 2007 primarily in reaction to the current credit market conditions. Members have required additional liquidity during this time, as other sources of funding may have been disrupted. Much of this demand included short-term and overnight funding, which tends to be unpredictable.

A number of the Bank’s members have a high percentage of long-term mortgage assets on their balance sheets; these members generally fund these assets through longer-term borrowings with the Bank to mitigate interest rate risk. Meeting the needs of such members will continue to be an important part of the Bank’s loans to members business. At September 30, 2007, the Bank’s loans to members portfolio was still weighted heavily in the combined mid-term and long-term products offered to members. However, there has been a shift in the Bank’s portfolio. The mid-term and long-term products have declined from 65.5% of the portfolio at December 31, 2006 to 58.0% at September 30, 2007; in contrast, the short-term RepoPlus product has increased from 11.5% of the portfolio at December 31, 2006 to 22.4% at September 30, 2007.

The primary driver of the percentage decrease in mid-term and long-term products is the increase in the RepoPlus product as discussed above. Although the RepoPlus outstandings are short-term in nature, the Bank has experienced rollovers of this short-term borrowing by some of its large customers during the third quarter of 2007. As market conditions change rapidly, the short-term nature of this lending could materially impact the Bank’s outstanding loan balance.

Mortgage Loans Held for Portfolio.  The net mortgage loans held for portfolio balance decreased 8.8% to $6.4 billion at September 30, 2007, compared to $7.0 billion at December 31, 2006. The decline was a result of the continued run-off of the portfolio in addition to a decline in the availability of mortgages to be purchased.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table.

	September 30,	December 31,
(in thousands)	2007	2006

Loans to members	$64,265,999	$49,335,377
Mortgage loans held for portfolio, net(1)	6,351,482	6,966,345
Nonaccrual mortgage loans, net(2)	18,174	18,771
Mortgage loans past due 90 days or more and still accruing interest(3)	11,540	15,658
Banking on Business (BOB) loans, net(1)(4)	11,099	11,469

Notes:

(1)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.
(2)	All nonaccrual mortgage loans are reported net of interest applied to principal.
(3)	Government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.
(4)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

Allowance for Credit Losses.  At September 30, 2007 and December 31, 2006, the allowance for credit losses on the mortgage loans held for portfolio was $771 thousand and $853 thousand, respectively. At both September 30, 2007 and December 31, 2006, the allowance for credit losses on the BOB loans was $6.7 million. The decline in the mortgage loans held for portfolio allowance reflected the continued decline in the total loan balance, which in turn required lower reserves.

Details regarding the Bank’s specific methodologies for calculation of allowance for credit losses is included in the Financial Condition section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Interest-bearing Deposits and Federal Funds Sold.  At September 30, 2007, the balances in the short-term investment categories of interest-bearing deposits and Federal funds sold totaled $9.9 billion, an increase of $2.9 billion, or 41.5% from the December 31, 2006 balance. This growth reflects the Bank’s strategy to continue to manage its short-term liquidity position.

Investment Securities.  At September 30, 2007, the Bank’s investment securities portfolio totaled $13.6 billion, compared to $13.0 billion at December 31, 2006. This balance includes both held-to-maturity and available-for-sale securities. The 4.9% increase was due to an increase in held-to-maturity securities. These investments include mortgage-backed securities (MBS) that are collateralized and provide a return that can significantly exceed the return on other types of investments. The amount that the Bank can invest in MBS is limited by regulation to 300% of regulatory capital; due to continued increases in the capital stock position during third quarter 2007, driven by higher loans to members activity, the Bank was able to increase its MBS holdings. The opportunity to purchase MBS is primarily driven by fluctuations in the loans to members portfolio; at a given point in time, an increase in the loan balance translates to an increase in related capital stock, which provides for additional room under the regulatory limit to invest in additional securities. In addition, the Bank invested in $495 million of asset-backed commercial paper during the third quarter of 2007.

The following tables summarize key investment securities portfolio statistics.

	September 30,	December 31,
(in thousands)	2007	2006

Available-for-sale securities:
Equity mutual funds	$5,812	$5,362
Mortgage-backed securities	45,912	60,486

Total available-for-sale securities	$51,724	$65,848

Held-to-maturity securities:
Commercial paper	$495,407	$332,955
State or local agency obligations	725,959	779,780
U.S. government-sponsored enterprises	1,121,079	984,941
Mortgage-backed securities	11,249,678	10,841,424

Total held-to-maturity securities	$13,592,123	$12,939,100

Total investment securities	$13,643,847	$13,004,948

As of September 30, 2007, investment securities had the following maturity and yield characteristics.

(dollars in thousands)	Book Value	Yield

Available-for-sale securities:
Equity mutual funds	$5,812	n/a
Mortgage-backed securities	45,912	5.70

Total available-for-sale securities	$51,724	5.70

Held-to-maturity securities:
Commercial paper due within one year	$495,407	5.34
State or local agency obligations:
Within one year	222,000	5.66
After one but within five years	156,491	5.87
After five but within ten years	10,575	4.20
After ten years	336,893	5.83

Total state or local agency obligations	$725,959	5.76

U.S. government-sponsored enterprises:
Within one year	$500,000	5.04
After one but within five years	500,000	5.38
After five years	121,079	4.05

Total U.S. government-sponsored enterprises	$1,121,079	5.08
Mortgage-backed securities	11,249,678	4.84

Total held-to-maturity securities	$13,592,123	4.93

Total investment securities	$13,643,847	4.93

As of September 30, 2007, the held-to-maturity securities portfolio included gross unrealized losses of $214.6 million which are considered temporary. The basis for determination that these declines in fair value are temporary is explained in detail in Note 4 of the unaudited interim financial statements.

As of September 30, 2007, the Bank held investment securities from the following issuers with a book value greater than 10% of the Bank’s total capital.

	Total	Total
(in thousands)	Book Value	Fair Value

J.P. Morgan Mortgage Trust	$1,752,316	$1,739,688
Federal Home Loan Mortgage Corporation	1,663,810	1,643,339
Wells Fargo Mortgage Backed Securities Trust	1,291,071	1,274,104
Federal National Mortgage Association	1,198,324	1,176,186
Countrywide Alternative Loan Trust	581,807	576,199
Countrywide Home Loans	566,818	553,729
Structured Adjustable Rate Mortgage Loan Trust	499,265	494,372
Structured Asset Securities Corporation	408,129	390,229

Total	$7,961,540	$7,847,846

Deposits.  Total deposits at September 30, 2007 were $5.6 billion, up from $1.4 billion at year-end 2006. This increase was due to excess cash deposited with the Bank by two large members. These balances were subsequently withdrawn and deposits are expected to return to historical levels as market conditions normalize.

At September 30, 2007, time deposits in denominations of $100,000 or more totaled $2.5 billion. The table below presents the maturities for time deposits in denominations of $100,000 or more:

(in millions)
		Over 3 months	Over 6 months
	3 months	but within	but within
By Remaining Maturity at September 30, 2007	or less	6 months	12 months	Total

Time certificates of deposit $(100,000 or more)	$2,501.0	$0.2	-	$2,501.2

Commitment and Off-Balance Sheet Items.  At September 30, 2007, the Bank was obligated to fund approximately $731.5 million in additional loans to members, $9.4 million of mortgage loans and to issue $480.0 million in consolidated obligations. In addition, the Bank has outstanding obligations of $1.1 billion in standby letters of credit. The Bank does not have any special purpose entities or any other type of off-balance sheet conduits.

Retained Earnings.  At September 30, 2007, the Bank’s retained earnings stood at $283.8 million, representing an increase of $29.0 million, or 11.4%, from December 31, 2006. The Bank exceeded its longer-term retained earnings target of $200 million by first quarter 2006. Prior to reaching the retained earnings target, the Bank paid out less than 100% of net income in dividends. Any future dividend payments are subject to the approval of the Board of Directors (Board). In September 2007, the Board approved a revised retained earnings policy. This revised policy recommends a level of retained earnings which will be calculated including components for market, credit, operating and accounting risk. The Bank was in compliance with this policy as of September 30, 2007.

The following table summarizes the change in retained earnings:

	Nine months ended September 30,
(in thousands)	2007	2006

Balance, beginning of the period	$254,777	$188,479
Net income	170,140	158,334
Dividends	(141,136)	(108,836)

Balance, end of the period	$283,781	$237,977

Payout ratio (dividends/net income)	83.0%	68.7%

Operating Segment Results

The following is Management’s Discussion and Analysis of the Bank’s operating segment results for the three and nine months ended September 30, 2007 and 2006, which should be read in conjunction with the unaudited interim financial statements and notes included in this report.

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

The following tables set forth the Bank’s financial performance by operating segment for the three and nine months ended September 30, 2007 and 2006.

Three months ended September 30,

	Traditional		MPF® or
	Member		Mortgage
	Finance		Finance		Total
(in thousands)	2007	2006	2007	2006	2007	2006

Net interest income	$90,571	$83,255	$5,454	$6,529	$96,025	$89,784
Provision (benefit) for credit losses	(762)	605	55	(96)	(707)	509
Other income (losses)	6,020	4,923	(1,058)	(4,705)	4,962	218
Other expenses	13,526	13,757	772	1,224	14,298	14,981

Income before assessments	83,827	73,816	3,569	696	87,396	74,512
Affordable Housing Program	6,851	6,085	292	57	7,143	6,142
REFCORP	15,396	13,548	655	128	16,051	13,676

Total assessments	22,247	19,633	947	185	23,194	19,818

Net income	$61,580	$54,183	$2,622	$511	$64,202	$54,694

Total assets	$88,853,510	$71,153,429	$6,351,482	$7,186,803	$95,204,992	$78,340,232

Nine months ended September 30,

	Traditional		MPF® or
	Member		Mortgage
	Finance		Finance		Total
(in thousands)	2007	2006	2007	2006	2007	2006

Net interest income	$247,651	$232,492	$17,925	$22,516	$265,576	$255,008
Provision (benefit) for credit losses	1,221	1,359	(82)	(234)	1,139	1,125
Other income (losses)	11,214	13,201	142	(4,657)	11,356	8,544
Other expenses	41,856	43,249	2,320	3,563	44,176	46,812

Income before assessments	215,788	201,085	15,829	14,530	231,617	215,615
Affordable Housing Program	17,650	16,509	1,292	1,186	18,942	17,695
REFCORP	39,628	36,917	2,907	2,669	42,535	39,586

Total assessments	57,278	53,426	4,199	3,855	61,477	57,281

Net income	$158,510	$147,659	$11,630	$10,675	$170,140	$158,334

Total assets	$88,853,510	$71,153,429	$6,351,482	$7,186,803	$95,204,992	$78,340,232

Traditional Member Finance Segment.  Net income in the Traditional Member Finance segment was $61.6 million for third quarter 2007, compared to $54.2 million in third quarter 2006. This $7.4 million increase was primarily due to higher net interest income, higher other income and the impact of a provision benefit in the current period. The $7.3 million increase in net interest income was driven by an increase in the loans to members portfolio, as the demand for liquidity increased, and an increase in the investment portfolio. The increase in other income reflected fluctuations in the fair value hedge ineffectiveness on both the loans to members and consolidated obligations portfolios. The benefit for credit losses reflected a decline in the reserves required for the BOB portfolio due to a decline in the probability of default assumptions.

Details regarding the Bank’s specific methodologies for calculation of allowance for credit losses is included in the Financial Condition section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

For the nine months ended September 30, 2007, net income increased $10.9 million to $158.5 million. The primary driver was a $15.2 million increase in net interest income, partially offset by a $2.0 million reduction in other income. In addition, other expenses decreased $1.4 million in the year-over-year comparison. The increase in net interest income was due to higher levels of loans to members and investment securities, as well as an overall increase in yields on those portfolios. The decline in other income reflected fluctuations in the fair value hedge ineffectiveness on both the loans to members and consolidated obligations portfolios. The year-over-year decrease in other expenses reflected the Bank’s ongoing efforts to manage operating expense growth.

Mortgage Finance Segment.  Net income in the Mortgage Finance segment was $2.6 million for third quarter 2007, compared to $511 thousand in third quarter 2006. This $2.1 million increase was primarily due to lower other losses and lower expenses in the current period, partially offset by lower net interest income. The $3.6 million decrease in other losses was due to fluctuations in the fair value of the economic interest rate swaptions used to minimize the prepayment risk embedded in the mortgage loans. The decrease in net interest income was due to lower interest-earning asset levels and a lower net interest spread.

For the nine months ended September 30, 2007, net income was $11.6 million, compared to $10.7 million in the prior year period. This $955 thousand increase was due to other income in the current period, compared to other losses in the prior year, as well as lower other expenses. These benefits were offset by lower net interest income. The increase in other income was due to fluctuations in the fair value of the economic interest rate swaptions used to minimize the prepayment risk embedded in the mortgage loans. The offsetting decrease in net interest income was due to lower interest-earning asset levels as well as a reduced net interest spread.

Total assets declined in this segment in both the quarter-over-quarter and year-over-year comparisons, reflecting the continued run-off of the existing portfolio as well as a decrease in the volume of available mortgages to be purchased. The lower levels of asset acquisition in this segment have permitted redeployment of resources thus reducing allocated other expenses in both the three and nine months ended September 30, 2007 compared to the same year-ago periods.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources at September 30, 2007. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report and the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

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

	September 30,	December 31,
(in thousands)	2007	2006

Permanent capital:
Capital stock(1)	$3,805,079	$3,392,250
Retained earnings	283,781	254,777

Total permanent capital	$4,088,860	$3,647,027

Risk-based capital requirement:
Credit risk capital	$195,317	$191,810
Market risk capital	265,818	199,848
Operations risk capital	138,341	117,497

Total risk-based capital	$599,476	$509,155

Note:

(1)	Capital stock includes mandatorily redeemable capital stock.

The Bank held excess permanent capital over RBC requirements of $3.5 billion and $3.1 billion at September 30, 2007 and December 31, 2006, respectively.

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

	September 30,	December 31,
(dollars in thousands)	2007	2006

Capital Ratio
Minimum capital (4.0% of total assets)	$3,808,200	$3,095,058
Actual capital (permanent capital plus loan loss reserves)	4,096,314	3,654,615
Total assets	95,204,992	77,376,458
Capital ratio (actual capital as a percent of total assets)	4.3%	4.7%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,760,250	$3,868,823
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	6,140,744	5,478,130
Leverage ratio (leverage capital as a percent of total assets)	6.5%	7.1%

The Bank’s capital ratio decreased slightly to 4.3% at September 30, 2007, down from 4.7% at December 31, 2006. Under the Bank’s capital plan, overall capital stock levels are tied to both the level of member borrowings and unused borrowing capacity which is defined generally as the remaining collateral value against which a member may borrow. The Bank’s capital ratios often fluctuate in response to changes in member borrowing activity and unused capacity.

The Bank has initiated the process to amend its capital plan. This amendment proposes to separate the capital stock supporting member borrowings and the unused borrowing capacity into two subclasses of Class B stock and widens the range of the capital stock requirement. As required by Finance Board regulations and the terms of the capital plan, no amendment of the capital plan may become effective until approved by the Finance Board.

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

As of September 30, 2007 and December 31, 2006, excess capital stock available for repurchase at a member’s request and at the Bank’s discretion totaled $45.5 million and $33.4 million, respectively. It is the Bank’s current practice to promptly repurchase the excess capital stock of its members upon their request, except with respect to directors’ institutions during standard blackout periods. The Bank does not permit other repurchase requests where the capital stock is required to meet a member’s minimum capital stock purchase requirement. Assuming the above amounts of excess stock had been repurchased as of the respective period ends, the resulting decrease in the capital and leverage ratios would have been immaterial.

The Bank’s capital ratio and leverage ratio both declined from December 31, 2006 to September 30, 2007. The increase in the Bank’s total assets exceeded the increase in capital, which caused the decrease in both ratio calculations.

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

The Bank did not implement any material changes to its accounting policies or estimates, nor did the Bank implement any new accounting policies that had a material impact on the Bank’s results of operations or financial condition, during the three months ended September 30, 2007.

Recently Issued Accounting Standards and Interpretations. See Note 2 to the unaudited interim financial statements included in this report for a discussion of recent accounting pronouncements that are relevant to the Bank’s businesses.

Risk Management

Risk Governance

The Bank’s lending, investment and funding activities and its use of derivative hedging instruments expose the Bank to a number of risks, including the following: market risk, credit risk, liquidity and funding risk and other risks, such as operating risk and business risk. These risks are discussed in further detail in this section. The Bank’s 2006 Annual Report filed on Form 10-K, as amended, provides additional information regarding risk governance and the types of policies, processes, instruments and measures used by the Bank to manage risk. For information regarding the Bank’s use of, and accounting policies for, derivative hedging instruments, see Note 16 to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. Additionally, see the Capital Resources section above for further information regarding the Bank’s risk-based capital and regulatory capital ratios. Market risk exposure at September 30, 2007 reached an all-time high, driven by the disruption in the credit markets and the extension of the Bank’s mortgage portfolio. There were no material changes in the Bank’s credit and operations risk exposure at September 30, 2007 compared to December 31, 2006, except as set forth in Item 1A. Risk Factors.

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

The Bank’s asset/liability management policy approved by the Board of Directors calls for duration of equity to be maintained within a ± 4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of ± 200 basis points is ± 7 years. The following table presents the Bank’s duration of equity exposure in accordance with its current asset / liability management policies. Along with the base case duration calculation, the Bank performs instantaneous parallel interest rate shocks in increments of 50 basis points up to the 200 basis point scenarios identified below.

	Down 200	Down 100	Base	Up 100	Up 200
(in years)	basis points	basis points	Case	basis points	basis points

September 30, 2007	(3.3)	0.8	4.0	4.3	4.1

June 30, 2007	(3.7)	0.4	3.1	3.5	3.7

March 31, 2007	(4.2)	(2.5)	2.2	1.9	2.2

December 31, 2006	(5.3)	(1.6)	2.0	3.4	3.9

September 30, 2006	(4.4)	(0.5)	2.5	3.3	2.3

June 30, 2006	(2.5)	2.3	4.3	3.1	2.8

March 31, 2006	(3.6)	0.9	3.7	4.0	4.5

December 31, 2005	(4.7)	(1.2)	2.7	4.6	5.3

The duration of equity profile may be impacted by various actions the Bank takes to manage overall and specific risk exposures, as well as by changes in market interest rates. Throughout the third quarter of 2007, there was a marked increase in volatility in mortgage and related fixed income markets, resulting in widening of mortgage and related credit spreads relative to U.S. Treasury debt. In addition, refinements and adjustments to the Bank’s prepayment model contributed to the increases in duration of equity. In response to these market changes, the Bank took various funding and hedging actions, including the issuance of long-term debt, to maintain duration of equity within Board-approved limits. Although the Bank took these actions, duration of equity increased from December 31, 2006 to September 30, 2007 in the base case scenario and in the shock scenarios.

Market Value of Equity Volatility.  Market value of equity represents the difference between the current theoretical market value of all assets less the current theoretical market value of all liabilities. Market values of assets and liabilities vary as interest rates change. As such, theoretical market values can be calculated under various interest rate scenarios, and the resulting changes in net equity can provide an indicator of the exposure of the Bank’s market value of equity to market volatility. Although volatility and fluctuation in market values vary with changes in interest rates, the Bank seeks to manage this risk exposure by maintaining a relatively stable and non-volatile market value of equity. The Bank’s Board of Directors has established a policy limit that the market value of equity should decline by no more than five percent given a hypothetical ± 100 basis point instantaneous parallel change in interest rates. Management analyzes the market value of equity exposure against this policy limit on a regular basis. In addition to measuring compliance against this policy limit, the Bank also analyzes the potential effects of a wide range of instant parallel yield curve shifts of as much as 300 basis points.

The following table presents market value of equity volatility, including the percentage change from the base case.

	Down 100 basis points			Up 100 basis points

	Market Value	Pct. Change	Base	Market Value	Pct. Change
(dollars in millions)	of Equity	From Base	Case	of Equity	From Base

September 30, 2007	$3,770	2.9	$3,664	$3,505	(4.3)

June 30, 2007	3,560	2.1	3,486	3,371	(3.3)

March 31, 2007	3,200	0.1	3,197	3,118	(2.5)

December 31, 2006	3,454	0.4	3,442	3,342	(2.9)

September 30, 2006	3,503	1.1	3,467	3,349	(3.4)

June 30, 2006	3,241	3.8	3,123	3,005	(3.8)

March 31, 2006	3,045	2.7	2,966	2,850	(3.9)

December 31, 2005	3,134	0.9	3,105	2,986	(3.8)

For the period December 31, 2006 to September 30, 2007, the market value of equity increased in the base case as well as in both of the above shock scenarios. Increases in the base case were due to higher capital levels. The increases in the shock scenarios over the same period were driven primarily by the turbulence in the mortgage and related fixed income markets in the third quarter 2007. The hypothetical changes in the Bank’s market value of equity in the various scenarios shown above assume the absence of any management reaction to changes in market interest rates. Management monitors market conditions on an ongoing basis and takes appropriate action to preserve the value of equity and earnings by changing the composition of the balance sheet or entering into, terminating or restructuring hedges to mitigate the impact of adverse interest rate movements.

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

Loans to Members.  The Bank protects against credit risk on loans to members by monitoring the financial condition of borrowers and by requiring borrowers or their affiliates to pledge sufficient eligible collateral, primarily residential mortgages, for all loans. In light of recent market conditions related to the subprime and Alt-A mortgage market, the Bank recognizes the additional risk that may be inherent in the mortgage markets in general at this time. The Bank maintains policies and practices to monitor such exposure and takes action where appropriate. In addition, the Bank has the ability to call for additional or substitute collateral during the life of a loan to protect its security interest. As of September 30, 2007, the Bank had rights to collateral which exceeded the portfolio balance by more than 300%. The Bank has not established any allowance for credit losses on loans to members.

Member Loan Concentrations.  At September 30, 2007, the Bank had a concentration of loans to its five largest borrowers totaling $46.2 billion, or 72.2%, of total loans outstanding. Average par balances to these borrowers for the nine months ended September 30, 2007 were $32.9 billion, or 65.8%, of total average loans outstanding. Because of these concentrations, the Bank has implemented specific credit and collateral review procedures for these members. Management believes that it has access to sufficient eligible collateral under written security agreements in which the member agrees to hold such collateral for the benefit of the Bank significantly in excess of outstanding loan balances. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members or if one or more of these members were to significantly reduce its borrowings from the Bank.

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

Investments.  The Bank is subject to credit risk on investments consisting primarily of money market investments and investment securities. The Bank places money market investments, such as Federal funds, term deposits and corporate commercial paper on an unsecured basis with large, high-quality financial institutions with long-term credit ratings of AAA and AA for terms up to nine months, with credit ratings of A for terms up to 90 days and with credit ratings of BBB for terms up to 30 days. Most money market investments mature within 90 days. Management actively monitors the credit quality of these investment counterparties.

Mortgage-Backed Security Collateral.  The Bank also invests in and is subject to credit risk related to MBS that are directly supported by underlying mortgage loans. Investments in private label MBS are permitted as long as they are rated AAA at the time of purchase. The Bank regularly monitors the mortgage collateral underlying each MBS. The collateral can be grouped into various categories, including subprime and reperforming, which are generally considered to represent lower credit quality loans. The Bank generally follows the definitions of these categories established by the credit rating agencies. Under these definitions, the Bank has infrequently purchased subprime or reperforming MBS and the Bank’s existing subprime and reperforming securities represent less than one percent of the total MBS portfolio. These securities also contain additional credit protection from subordination or Federal agency insurance or guarantees. Accordingly, the Bank does not believe it has material credit risk resulting from these securities at this time. The Bank recognizes that there have been dislocations in the mortgage market recently and that securities ratings can change rapidly. However, the Bank has not experienced any downgrades or noted any significant deterioration through its credit monitoring of the portfolio. All MBS investments are currently rated AAA, with the exception of the investment related to the MPF Shared Funding Program, which has an AA rating; this AA investment represents less than 0.5% of the total amortized cost of the MBS portfolio.

Mortgage Loans.  The Bank has established as a service to members a mortgage loan purchase program under which the Bank acquires mortgage loans from members under a shared credit risk structure, including the necessary external credit enhancement, which gives the pools of mortgage loans purchased the equivalent of a AA credit rating. The mortgage loan program uses insurance companies to provide both primary and supplemental mortgage insurance. All insurance providers must have a credit rating of AA or better.

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

Derivatives.  Finally, the Bank is subject to credit risk arising from the potential nonperformance by derivative counterparties with respect to the agreements entered into with the Bank, as well as certain operational risks related to the management of the derivative portfolio. Unsecured credit exposure to any counterparty is limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Derivative counterparty credit risk is managed through the combined use of credit analysis, collateral management and other risk mitigation techniques. The Bank requires collateral agreements on derivative financial instrument contracts. The extent to which the Bank is exposed to counterparty risk on derivatives is partially mitigated through the use of netting procedures contained in the Bank’s master agreement contracts with counterparties. All derivative counterparties and/or guarantors are rated at least A.

Liquidity and Funding Risk

The Bank manages its liquidity position to satisfy member demand for short- and long-term funds, repay maturing consolidated obligations and meet other obligations. The Bank also maintains liquidity to repurchase excess capital stock at its discretion and upon the request of a member. Further, Finance Board regulations and the Bank’s liquidity policies established by management and the Board of Directors require the Bank to hold contingency liquidity sufficient to meet the Bank’s needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing loans to members, securities available for repurchase agreements, available-for-sale securities maturing in one year or less and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. In response to the Overdraft Policy, the Bank implemented various changes to its cash and liquidity management practices, which include maintaining relatively high levels of short-term money market investments. As of September 30, 2007, the Bank was in compliance with all Board of Directors and regulatory liquidity requirements.

As previously noted, the Bank experienced a significant increase in loans to members during third quarter 2007. Despite turbulence in the capital markets during this period, the Bank continued to issue funding at an attractive cost while reinforcing its role as a liquidity provider to members. Increased funding through short-term discount notes has been utilized to satisfy commensurate increases in member demand for short-term credit. To the extent that market developments may suggest greater demand for intermediate-term credit from members, the Bank will respond by altering its funding mix between discount notes and longer-term bonds.

Overall, the FHLBank System injected $163 billion of liquidity into the market during the third quarter of 2007. This was in addition to $70 billion of additional liquidity provided by the Federal Reserve, as well as a 50 basis point reduction in the overnight Federal funds rate. These actions provided much-needed liquidity during the third quarter and helped to ease the crisis in the markets.

See Item 1A. Risk Factors regarding updated information concerning the Finance Board Cease and Desist Order issued to the FHLBank of Chicago.

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

Item 1:  Financial Statements

Financial Statements for the Three Months and Nine Months Ended
September 30, 2007 and 2006
Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

(in thousands, except per share amounts)	2007	2006	2007	2006

Interest income:
Loans to members	$795,948	$644,996	$2,043,718	$1,761,317
Prepayment fees on loans to members, net	56	66	1,280	258
Interest-bearing deposits	59,483	48,492	163,409	129,696
Federal funds sold	50,625	67,400	148,597	150,604
Available-for-sale securities	701	1,362	2,246	5,947
Held-to-maturity securities	155,530	143,100	463,787	396,958
Mortgage loans held for portfolio	83,260	92,485	256,715	281,431
Loans to other FHLBanks	-	7	-	53

Total interest income	1,145,603	997,908	3,079,752	2,726,264

Interest expense:
Consolidated obligation discount notes	337,207	179,070	766,593	437,415
Consolidated obligation bonds	692,317	713,477	1,986,743	1,990,277
Deposits	19,947	14,508	59,043	42,065
Mandatorily redeemable capital stock	83	483	333	824
Other borrowings	24	586	1,464	675

Total interest expense	1,049,578	908,124	2,814,176	2,471,256

Net interest income before provision (benefit) for credit losses	96,025	89,784	265,576	255,008
Provision (benefit) for credit losses	(707)	509	1,139	1,125

Net interest income after provision (benefit) for credit losses	96,732	89,275	264,437	253,883
Other income:
Service fees	1,113	1,077	3,068	3,390
Net gain (loss) on derivatives and hedging activities (Note 10)	3,758	(1,510)	7,035	3,519
Other, net	91	651	1,253	1,635

Total other income	4,962	218	11,356	8,544
Other expense:
Operating	13,072	14,002	40,527	43,710
Finance Board	659	581	1,978	1,746
Office of Finance	567	398	1,671	1,356

Total other expense	14,298	14,981	44,176	46,812

Income before assessments	87,396	74,512	231,617	215,615
Affordable Housing Program	7,143	6,142	18,942	17,695
REFCORP	16,051	13,676	42,535	39,586

Total assessments	23,194	19,818	61,477	57,281

Net income	$64,202	$54,694	$170,140	$158,334

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	35,860	32,651	32,561	31,508

Basic and diluted earnings per share	$1.79	$1.68	$5.23	$5.03

Dividends per share	$1.28	$1.30	$4.33	$3.45

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	September 30,	December 31,
(in thousands, except par value)	2007	2006

ASSETS
Cash and due from banks	$105,231	$78,098
Interest-bearing deposits	4,805,042	3,619,984
Federal funds sold	5,085,000	3,370,000
Investment securities:
Available-for-sale securities, at fair value; amortized cost of $50,357 and $64,378, respectively (Note 3)	51,724	65,848
Held-to-maturity securities, at amortized cost; fair value of $13,398,726 and $12,758,889, respectively (Note 4)	13,592,123	12,939,100
Loans to members (Note 5)	64,265,999	49,335,377
Mortgage loans held for portfolio (Note 6), net of allowance for credit losses of $771 and $853, respectively	6,351,482	6,966,345
Banking on Business loans, net of allowance for credit losses of $6,682 and $6,735, respectively	11,099	11,469
Accrued interest receivable	473,865	416,407
Premises, software and equipment, net	23,975	22,142
Derivative assets (Note 10)	387,639	498,976
Other assets	51,813	52,712

Total assets	$95,204,992	$77,376,458

LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$5,529,742	$1,409,305
Noninterest-bearing	30,064	16,692

Total deposits (Note 7)	5,559,806	1,425,997

Consolidated obligations, net: (Note 8)
Discount notes	28,182,892	17,845,226
Bonds	56,560,874	53,627,392

Total consolidated obligations, net	84,743,766	71,472,618

Mandatorily redeemable capital stock (Note 9)	3,930	7,892
Accrued interest payable	567,856	566,350
Affordable Housing Program	55,599	49,386
Payable to REFCORP	16,050	14,531
Derivative liabilities (Note 10)	148,629	144,093
Other liabilities	28,067	61,617

Total liabilities	91,123,703	73,742,484

Commitments and contingencies (Note 14)	-	-

Capital (Note 9)
Capital stock – putable ($100 par value) issued and outstanding shares:
38,012 and 33,844 shares in 2007 and 2006, respectively	3,801,149	3,384,358
Retained earnings	283,781	254,777
Accumulated other comprehensive income (loss):
Net unrealized gain on available-for-sale-securities (Note 3)	1,367	1,470
Net unrealized (loss) relating to hedging activities (Note 10)	(3,484)	(4,973)
Other	(1,524)	(1,658)

Total capital	4,081,289	3,633,974

Total liabilities and capital	$95,204,992	$77,376,458

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For the nine months ended September 30,

(in thousands)	2007	2006

OPERATING ACTIVITIES
Net income	$170,140	$158,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,455	107,900
Change in net fair value adjustment on derivative and hedging activities	(21,734)	(112,886)
Other adjustments	1,148	1,129
Net change in:
Accrued interest receivable	(57,458)	(106,310)
Other assets	(856)	(3,305)
Accrued interest payable	1,506	135,010
Other liabilities	8,795	5,067

Total adjustments	18,856	26,605

Net cash provided by operating activities	$188,996	$184,939

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(58) to and $703 from other FHLBanks for mortgage loan programs)	$(1,185,058)	$(599,888)
Federal funds sold	(1,715,000)	(1,800,000)
Premises, software and equipment	(5,113)	(6,270)
Available-for-sale securities:
Proceeds	14,025	244,748
Held-to-maturity securities:
Net (decrease) in short-term	(160,152)	(196,310)
Proceeds from maturities long-term	1,678,592	1,182,161
Purchases of long-term	(2,157,092)	(2,288,338)
Loans to members:
Proceeds	512,158,717	532,978,563
Made	(526,790,085)	(535,249,666)
Mortgage loans held for portfolio:
Proceeds	694,179	814,097
Purchases	(89,325)	(364,566)

Net cash (used in) investing activities	$(17,556,312)	$(5,285,469)

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued) (unaudited)

	For the nine months ended September 30,

(in thousands)	2007	2006

FINANCING ACTIVITIES
Net change in:
Deposits	$4,133,809	$(89,967)
Net proceeds from issuance of consolidated obligations:
Discount notes	386,868,015	132,222,724
Bonds (including $0 from other FHLBanks)	18,378,215	14,986,402
Payments for maturing and retiring consolidated obligations:
Discount notes	(376,555,833)	(130,786,434)
Bonds (including $0 from other FHLBanks)	(15,701,450)	(11,499,866)
Proceeds from issuance of capital stock	4,136,818	3,798,541
Payments for redemption of mandatorily redeemable capital stock	(3,962)	(35,071)
Payments for redemption/repurchase of capital stock	(3,720,027)	(3,406,046)
Cash dividends paid	(141,136)	(132,943)

Net cash provided by financing activities	$17,394,449	$5,057,340

Net increase (decrease) in cash and cash equivalents	27,133	(43,190)
Cash and cash equivalents at beginning of the period	78,098	115,370

Cash and cash equivalents at end of the period	$105,231	$72,180

Supplemental disclosures:
Interest paid during the period	$1,992,583	$1,677,043
AHP payments, net	12,729	8,429
REFCORP assessments paid	41,016	40,544
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

				Accumulated
				Other
	Capital Stock - Putable		Retained	Comprehensive
(in thousands, except shares)	Shares	Par Value	Earnings	Income (Loss)	Total Capital

Balance December 31, 2005	30,786	$3,078,583	$188,479	$(7,516)	$3,259,546

Proceeds from sale of capital stock	37,985	3,798,541			3,798,541
Redemption/repurchase of capital stock	(34,060)	(3,406,046)			(3,406,046)
Shares reclassified to mandatorily redeemable capital stock	(318)	(31,812)			(31,812)
Comprehensive income:
Net income			158,334		158,334
Net unrealized gain on available-for-sale securities				355	355
Net unrealized gain relating to hedging activities				2,487	2,487

Total comprehensive income			158,334	2,842	161,176
Cash dividends on capital stock			(108,836)		(108,836)

Balance September 30, 2006	34,393	$3,439,266	$237,977	$(4,674)	$3,672,569

Balance December 31, 2006	33,844	$3,384,358	$254,777	$(5,161)	$3,633,974

Proceeds from sale of capital stock	41,368	4,136,818			4,136,818
Redemption/repurchase of capital stock	(37,200)	(3,720,027)			(3,720,027)
Comprehensive income:
Net income			170,140		170,140
Net unrealized loss on available-for-sale securities				(103)	(103)
Net unrealized gain relating to hedging activities				1,489	1,489
Benefit plans – amortization of net loss and net prior service cost				134	134

Total comprehensive income			170,140	1,520	171,660
Cash dividends on capital stock			(141,136)		(141,136)

Balance September 30, 2007	38,012	$3,801,149	$283,781	$(3,641)	$4,081,289

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

The Federal Housing Finance Board (Finance Board), an independent agency in the executive branch of the United States government, supervises and regulates the FHLBanks and the Office of Finance (OF). The OF is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the FHLBank System combined financial reports. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Board establishes policies and regulations covering the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any special-purpose entities or any other types of off-balance sheet conduits.

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

SFAS 133 Implementation Issue No. G26, Hedging Interest Cash Flows on Variable-Rate Assets and Liabilities That Are Not Based on a Benchmark Interest Rate (DIG G26).  In December 2006, the FASB issued DIG G26, which clarifies when the hedge of a designated risk related to variable – rate financial assets or liabilities qualifies as a cash flow hedge. DIG G26 became effective April 1, 2007 for the Bank. The Bank’s adoption of DIG G26 did not have a material impact on its Statement of Operations or Statement of Condition.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FIN 39-1).  In April 2007, the FASB issued FIN 39-1 which permits the fair value of receivables or payables related to cash collateral to be offset against the net fair value amount recognized for derivative instruments under the same master netting arrangement (such offset is generally required if derivative fair values by counterparty are offset). FIN 39-1 becomes effective for the Bank’s fiscal year beginning on January 1, 2008. Retrospective application is required, with early adoption permitted. The Bank does not expect the adoption of FIN 39-1will have a material impact on its Statement of Operations or Statement of Condition.

Note 3 – Available-for-Sale Securities

Available-for-sale securities as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value

Equity mutual funds offsetting deferred compensation	$4,014	$1,798	$-	$5,812
Private label mortgage-backed securities	46,343	1	(432)	45,912

Total available-for-sale securities	$50,357	$1,799	$(432)	$51,724

Notes to Unaudited Financial Statements (continued)

	December 31, 2006
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value

Equity mutual funds offsetting deferred compensation	$4,014	$1,348	-	$5,362
Private label mortgage-backed securities	60,364	122	-	60,486

Total available-for-sale securities	$64,378	$1,470	-	$65,848

Certain equity mutual funds within the available-for-sale portfolio are maintained to generate returns that seek to partially offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $7.3 million and $6.2 million at September 30, 2007 and December 31, 2006, respectively, and are included in other liabilities on the Statement of Condition.

Available-for-sale securities with unrealized losses had fair values of $41.6 million as of September 30, 2007. These securities, as of September 30, 2007 have been in a loss position for less than twelve months. There were no available-for-sale securities with unrealized loss positions as of December 31, 2006. The Bank reviewed its available-for-sale investment securities and determined that all unrealized losses reflected above are temporary as of September 30, 2007. The determination that the declines in fair value are temporary is based on several factors, including the fact that the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. All private label mortgage-backed securities in the available-for-sale portfolio were rated AAA. The Bank reviewed the credit ratings of the entire portfolio and noted that there have been no downgrades. The unrealized loss position that has occurred in the portfolio is primarily due to cyclical interest rate patterns; therefore, the Bank has determined that all declines in fair value are temporary.

Redemption Terms.  The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $10 thousand and $15 thousand at September 30, 2007 and December 31, 2006, respectively. Contractual maturity will occur over a period exceeding ten years. Expected maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms.  The following table details interest rate payment terms for available-for-sale mortgage-backed securities at September 30, 2007 and December 31, 2006.

	September 30,	December 31,
(in thousands)	2007	2006

Variable-rate pass-through securities	$1,436	$2,668
Variable-rate collateralized mortgage obligations	44,907	57,696

Total amortized cost	$46,343	$60,364

Realized Gains and Losses.  No realized gains or losses were reported for the three and nine months ended September 30, 2007 and 2006.

Notes to Unaudited Financial Statements (continued)

Note 4 – Held-to-Maturity Securities

Held-to-maturity securities as of September 30, 2007 and December 31, 2006 were as follows:

	September 30, 2007
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value

Commercial paper	$495,407	$-	$-	$495,407
Government-sponsored enterprises	1,121,079	2,075	(6,169)	1,116,985
State or local agency obligations	725,959	7,739	(3,998)	729,700

	2,342,445	9,814	(10,167)	2,342,092
Mortgage-backed securities:
U.S. agency	58,153	70	(1,995)	56,228
Government-sponsored enterprises	1,841,054	4,504	(43,018)	1,802,540
Private label	9,350,471	6,850	(159,455)	9,197,866

Total mortgage-backed securities	11,249,678	11,424	(204,468)	11,056,634

Total held-to-maturity securities	$13,592,123	$21,238	$(214,635)	$13,398,726

	December 31, 2006
	Amortized	Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Cost	Gains	Losses	Fair Value

Commercial paper	$332,955	$-	$-	$332,955
Government-sponsored enterprises	984,941	509	(7,729)	977,721
State or local agency obligations	779,780	7,394	(4,178)	782,996

	2,097,676	7,903	(11,907)	2,093,672
Mortgage-backed securities:
U.S. agency	70,987	192	(2,649)	68,530
Government-sponsored enterprises	1,766,871	3,647	(51,281)	1,719,237
Private label	9,003,566	15,585	(141,701)	8,877,450

Total mortgage-backed securities	10,841,424	19,424	(195,631)	10,665,217

Total held-to-maturity securities	$12,939,100	$27,327	$(207,538)	$12,758,889

The Bank participates in the MPF Shared Funding Program, which provides for mortgage loans originated through the MPF program to be sold to a third party-sponsored trust and “pooled” into securities. FHLBank Chicago purchased these securities and sold a portion to other FHLBanks. The Bank’s restricted securities relating to the MPF Shared Funding Program are classified as held-to-maturity and are included in private label mortgage-backed securities above. They are reported at amortized cost of $54.5 million and $60.4 million as of September 30, 2007 and December 31, 2006, respectively. These securities are not publicly traded and are not guaranteed by any of the FHLBanks. No held-to-maturity securities were pledged as collateral as of September 30, 2007 and December 31, 2006.

Notes to Unaudited Financial Statements (continued)

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2007 and December 31, 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2007
	Less than 12 months		Greater than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$-	$-	$114,910	$(6,169)	$114,910	$(6,169)
State or local agency obligations	45,328	(1,744)	68,756	(2,254)	114,084	(3,998)

	45,328	(1,744)	183,666	(8,423)	228,994	(10,167)
Mortgage-backed securities:
U.S. agency	2,339	(9)	41,945	(1,986)	44,284	(1,995)
Government-sponsored enterprises	172,909	(544)	974,261	(42,474)	1,147,170	(43,018)
Private label	2,887,791	(23,056)	4,890,010	(136,399)	7,777,801	(159,455)

Total mortgage-backed securities	3,063,039	(23,609)	5,906,216	(180,859)	8,969,255	(204,468)

Total temporarily impaired	$3,108,367	$(25,353)	$6,089,882	$(189,282)	$9,198,249	$(214,635)

	December 31, 2006
	Less than 12 months		Greater than 12 months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses

Government-sponsored enterprises	$677,212	$(7,729)	$-	$-	$677,212	$(7,729)
State or local agency obligations	222,099	(4,178)	-	-	222,099	(4,178)

	899,311	(11,907)	-	-	899,311	(11,907)
Mortgage-backed securities:
U.S. agency	-	-	50,468	(2,649)	50,468	(2,649)
Government-sponsored enterprises	252,226	(1,058)	1,116,169	(50,223)	1,368,395	(51,281)
Private label	1,046,250	(6,372)	5,441,814	(135,329)	6,488,064	(141,701)

Total mortgage-backed securities	1,298,476	(7,430)	6,608,451	(188,201)	7,906,927	(195,631)

Total temporarily impaired	$2,197,787	$(19,337)	$6,608,451	$(188,201)	$8,806,238	$(207,538)

The Bank reviewed its held-to-maturity investment securities and determined that all unrealized losses reflected above are temporary as of September 30, 2007 and December 31, 2006. The determination that the declines in fair value are temporary is based on several factors, including the fact that the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. The unrealized loss position that has occurred in the portfolio is primarily due to cyclical interest rate patterns; therefore, the Bank has determined that all declines in fair value are temporary. Specific to the MBS portfolio, all investments are rated AAA, except for the investment related to the MPF Shared Funding Program, which has an AA rating. A portion of these securities are guaranteed payment of principal and interest by Federal National Mortgage Association and Federal Home Loan Mortgage Corporation. Additionally, the Bank reviewed the credit ratings of the entire portfolio and noted that there have been no downgrades.

Redemption Terms.  The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Notes to Unaudited Financial Statements (continued)

(in thousands)	September 30, 2007		December 31, 2006

	Amortized	Estimated	Amortized	Estimated
Year of Maturity	Cost	Fair Value	Cost	Fair Value

Due in one year or less	$1,217,407	$1,218,832	$432,955	$432,587
Due after one year through five years	656,491	663,783	1,129,158	1,134,964
Due after five years through ten years	131,654	125,158	149,760	142,945
Due after ten years	336,893	334,319	385,803	383,176

Subtotal	2,342,445	2,342,092	2,097,676	2,093,672
Mortgage-backed securities	11,249,678	11,056,634	10,841,424	10,665,217

Total held-to-maturity securities	$13,592,123	$13,398,726	$12,939,100	$12,758,889

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $90.6 million and $88.4 million at September 30, 2007 and December 31, 2006, respectively.

Interest Rate Payment Terms.  The following table details interest rate payment terms for held-to-maturity securities at September 30, 2007 and December 31, 2006.

	September 30,	December 31,
(in thousands)	2007	2006

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$1,809,210	$1,494,011
Variable-rate	533,235	603,665

	2,342,445	2,097,676
Amortized cost of held-to-maturity mortgage-backed securities:
Pass through securities:
Fixed-rate	4,789,959	4,630,851
Variable-rate	175,792	209,938
Collateralized mortgage obligations:
Fixed-rate	5,972,335	5,617,859
Variable-rate	311,592	382,776

	11,249,678	10,841,424

Total amortized cost of held-to-maturity securities	$13,592,123	$12,939,100

Realized Gains and Losses.  There were no realized gains or realized losses on sale of held-to-maturity securities for the three and nine months ended September 30, 2007 and 2006.

Notes to Unaudited Financial Statements (continued)

Note 5 – Loans to Members

Redemption Terms.  At September 30, 2007, the Bank had loans to members outstanding including Affordable Housing Program (AHP) loans at interest rates ranging from 0% to 8.56% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.50%.

	September 30, 2007		December 31, 2006
(dollars in thousands)
		Weighted Average		Weighted Average
Year of Original Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$29,993,548	5.00	$18,942,187	5.02
Due after 1 year through 2 years	8,398,469	4.77	7,193,427	4.70
Due after 2 years through 3 years	8,903,549	4.98	6,707,084	4.89
Due after 3 years through 4 years	2,988,051	5.15	3,831,103	5.22
Due after 4 years through 5 years	4,248,892	4.87	3,266,398	5.20
Thereafter	9,496,729	4.99	9,417,517	4.66
Index amortizing loans	-	-	40,584	5.80

Total par value	64,029,238	4.97	49,398,300	4.91

Discount on AHP loans to members	(1,338)		(1,493)
Deferred prepayment fees	(222)		(178)
SFAS 133 hedging adjustments	238,321		(61,252)

Total book value	$64,265,999		$49,335,377

Index amortizing loans require repayment according to predetermined amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index amortizing loan to member extends (contracts).

The Bank offers certain loans to members that may be prepaid on specified dates without incurring prepayment fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At September 30, 2007 and December 31, 2006, the Bank had returnable loans of $3.4 billion and $2.4 billion, respectively.

The following table summarizes loans to members either by next call date for returnable loans to members or by year of original maturity for the remainder of the portfolio.

(in thousands)	September 30,	December 31,
Year of Original Maturity or Next Call Date	2007	2006

Due or callable in 1 year or less	$33,352,548	$21,175,687
Due or callable after 1 year through 2 years	8,365,469	7,329,927
Due or callable after 2 years through 3 years	8,392,549	6,359,084
Due or callable after 3 years through 4 years	2,527,051	3,496,103
Due or callable after 4 years through 5 years	3,664,892	2,490,398
Thereafter	7,726,729	8,506,517
Index amortizing loans to members	-	40,584

Total par value	$64,029,238	$49,398,300

The Bank also offers convertible loans. With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At September 30, 2007 and December 31, 2006, the Bank had convertible loans outstanding of $9.1 billion and $8.9 billion, respectively. The following table summarizes loans to members either by next convert date for convertible loans to members or by year of maturity for the

Notes to Unaudited Financial Statements (continued)

remainder of the portfolio. The majority of all convertible loans to members had a next convert date within one year or less.

(in thousands)	September 30,	December 31,
Year of Original Maturity or Next Convert Date	2007	2006

Due or convertible in 1 year or less	$37,262,918	$27,050,857
Due or convertible after 1 year through 2 years	8,907,969	6,811,927
Due or convertible after 2 years through 3 years	7,852,229	6,132,834
Due or convertible after 3 years through 4 years	2,148,451	2,386,383
Due or convertible after 4 years through 5 years	2,883,692	2,227,948
Thereafter	4,973,979	4,747,767
Index amortizing loans to members	-	40,584

Total par value	$64,029,238	$49,398,300

At September 30, 2007 and December 31, 2006, the Bank had rights to collateral with an estimated value greater than its outstanding loans to members.

Details regarding security terms of the loans to members portfolio can be found in Note 9 of the footnotes to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Credit Risk.  While the Bank has never experienced a loan loss on a loan to a member, the expansion of collateral for Community Financial Institutions (CFIs) and lending to nonmember housing associates provides the potential for additional credit risk for the Bank. It is important to note that the Bank’s loans to members portfolio is based on the pledged security of collateral, including residential mortgage loans. In light of recent market conditions related to subprime and Alt-A residential mortgage loans, the Bank recognizes the additional risk that may be inherent in the mortgage markets in general at this time. The management of the Bank has policies and procedures in place to appropriately manage this credit risk. The Bank actively monitors this risk and, when necessary, adjusts its policies, practices and procedures. Accordingly, the Bank has not provided any allowances for credit losses on loans to members.

The Bank’s potential credit risk from loans to members is concentrated in commercial banks and savings institutions. As of September 30, 2007, the Bank had loans to members of $46.2 billion outstanding to five members which represented 72.2% of total loans outstanding. As of December 31, 2006, the Bank had loans to members of $31.9 billion outstanding to three members which represented 64.6% of total loans outstanding. The Bank held sufficient collateral to secure loans to members and the Bank has never incurred, nor expects to incur, any losses on these loans. See Note 11 for further information on transactions with related parties.

Interest Rate Payment Terms.  The following table details interest rate payment terms for loans to members.

	September 30,	December 31,
(in thousands)	2007	2006

Fixed rate – overnight	$8,173,650	$1,651,474
Fixed rate – term	50,326,480	40,526,779
Variable-rate	5,529,108	7,220,047

Total par value	$64,029,238	$49,398,300

For loans to members with contractual maturity beyond one year, at September 30, 2007, the Bank had $29.1 billion of fixed rate loans and $4.9 billion of variable rate loans.

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

Notes to Unaudited Financial Statements (continued)

The following table presents information on mortgage loans held for portfolio:

	September 30,	December 31,
(in thousands)	2007	2006

Fixed medium-term single-family mortgages(1)	$1,170,487	$1,314,990
Fixed long-term single-family mortgages(1)	5,118,939	5,579,605

Total par value	$6,289,426	$6,894,595

Premiums	69,603	79,579
Discounts	(24,327)	(27,088)
SFAS 133 hedging adjustments	17,551	20,112

Total mortgage loans held for portfolio	$6,352,253	$6,967,198

Note:

(1)	Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity.

	September 30,	December 31,
(in thousands)	2007	2006

Government-insured or -guaranteed loans	$542,676	$622,813
Conventional loans	5,746,750	6,271,782

Total par value	$6,289,426	$6,894,595

Year of maturity
Due within one year	$14	$13
Due after one year through five years	1,159	819
Due after five years	6,288,253	6,893,763

Total par value	$6,289,426	$6,894,595

Note 7 – Deposits

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

The following table details interest-bearing and noninterest-bearing deposits as of September 30, 2007 and December 31, 2006.

	September 30,	December 31,
(in thousands)	2007	2006

Interest-bearing:
Demand and overnight	$2,742,079	$1,056,341
Term	2,501,200	1,027
Other	286,463	351,937

Total interest-bearing deposits	5,529,742	1,409,305
Noninterest-bearing:
Demand and overnight	30,064	16,692

Total deposits	$5,559,806	$1,425,997

Notes to Unaudited Financial Statements (continued)

The aggregate amount of time deposits with a denomination of $100 thousand or more was $2.5 billion and $1.0 million as of September 30, 2007 and December 31, 2006, respectively.

Note 8 – Consolidated Obligations

Detailed information regarding consolidated obligations, including general terms and interest rate payment terms, can be found in Note 14 of the footnotes to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

The following table details interest rate payment terms for consolidated obligation bonds.

	September 30,	December 31,
(in thousands)	2007	2006

Fixed-rate	$46,513,703	$45,597,053
Floating-rate	5,115,000	2,325,000
Step-up	3,215,150	4,135,150
Conversion bonds:
Fixed to floating	65,000	170,000
Floating to fixed	165,000	100,000
Range bonds	632,380	657,380
Zero coupon	4,028,000	4,028,000

Total par value	$59,734,233	$57,012,583

Maturity Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of original maturity.

	September 30, 2007		December 31, 2006
(dollars in thousands)
		Weighted Average		Weighted Average
Year of Original Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$18,737,410	4.66	$14,799,570	4.18
Due after 1 year through 2 years	8,485,480	4.74	12,634,000	4.53
Due after 2 years through 3 years	6,657,150	4.95	5,006,530	4.45
Due after 3 years through 4 years	3,412,000	5.05	5,313,000	4.85
Due after 4 years through 5 years	3,663,000	5.37	2,468,000	5.02
Thereafter	14,505,500	3.69	13,185,000	3.40
Index amortizing notes	4,273,693	4.91	3,606,483	4.79

Total par value	59,734,233	4.55	57,012,583	4.24

Bond premiums	18,045		20,474
Bond discounts	(3,083,269)		(3,135,236)
SFAS 133 hedging adjustments	(108,135)		(270,429)

Total book value	$56,560,874		$53,627,392

Consolidated obligation bonds outstanding at September 30, 2007 and December 31, 2006, include callable bonds totaling $28.3 billion and $28.1 billion, respectively. The Bank primarily uses fixed-rate callable debt to finance loans to members (see Note 5) and mortgage-backed securities. Simultaneously with such a debt issue, the Bank may also enter an interest-rate swap (in which the Bank pays variable and receives fixed) with a call feature that mirrors the option embedded in the debt (a sold callable interest rate swap). The combined sold callable interest rate swap and callable debt allows the Bank to provide members attractively priced loans. The par value of the Bank’s non-callable consolidated obligation bonds at September 30, 2007 and December 31, 2006, was $31.4 billion and $28.9 billion, respectively.

Notes to Unaudited Financial Statements (continued)

The following table summarizes consolidated obligation bonds outstanding by year of original maturity or next call date.

(in thousands)
	September 30,	December 31,
Year of Original Maturity or Next Call Date	2007	2006

Due or callable in 1 year or less	$37,642,440	$33,385,100
Due or callable after 1 year through 2 years	8,392,100	10,554,000
Due or callable after 2 years through 3 years	3,746,000	3,672,000
Due or callable after 3 years through 4 years	1,385,000	1,740,000
Due or callable after 4 years through 5 years	930,000	1,069,000
Thereafter	3,365,000	2,986,000
Index amortizing notes	4,273,693	3,606,483

Total par value	$59,734,233	$57,012,583

Consolidated Discount Notes.  Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated discount notes was as follows:

	September 30,	December 31,
(dollars in thousands)	2007	2006

Book value	$28,182,892	$17,845,226
Par value	28,300,000	17,933,218
Weighted average interest rate	4.86%	5.26%

The Act authorizes the Secretary of the Treasury, at his or her discretion, to purchase consolidated obligations of the FHLBanks aggregating not more than $4.0 billion under certain conditions. The terms, conditions, and interest rates are determined by the Secretary of the Treasury. There were no such purchases by the U.S. Treasury during the nine months ended September 30, 2007 or the year ended December 31, 2006.

Note 9 – Capital

The following table demonstrates the Bank’s compliance with capital requirements at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006

(dollars in thousands)	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$599,476	$4,088,860	$509,155	$3,647,027
Total capital-to-asset ratio	4.0%	4.3%	4.0%	4.7%
Total regulatory capital	$3,808,200	4,096,314	$3,095,058	$3,654,615
Leverage ratio	5.0%	6.5%	5.0%	7.1%
Leverage capital	$4,760,250	$6,140,744	$3,868,823	$5,478,130

Notes to Unaudited Financial Statements (continued)

Capital Concentrations.  The following table presents member holdings of ten percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
(dollars in thousands)
		Percent		Percent
Member	Capital stock	of total	Capital stock	of total

Sovereign Bank, Reading PA	$929,226	24.4	$905,541	26.7
ING Bank, FSB, Wilmington, DE	537,699	14.1	286,075	8.4
GMAC Bank, Midvale UT(a)	476,415	12.5	354,900	10.5
Citicorp Trust Bank, FSB, Newark DE	301,305	7.9	438,641	12.9

(a)	Formerly known as GMAC Automotive Bank. For Bank membership purposes, principal place of business is Horsham, PA.

Mandatorily Redeemable Capital Stock.  At September 30, 2007 and December 31, 2006, the Bank had $3.9 million and $7.9 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the third quarter of 2007 and 2006, dividends on mandatorily redeemable capital stock in the amount of $83 thousand and $483 thousand, respectively, were recorded as interest expense. For the nine months ended September 30, 2007 and 2006, dividends on mandatorily redeemable capital stock were $333 thousand and $824 thousand, respectively. There have been no reclassifications of mandatorily redeemable capital stock back into capital.

As of September 30, 2007, the mandatorily redeemable capital stock was held by two members (one of which is in receivership) who had notified the Bank of their intent to redeem their capital stock and withdraw from membership and one former member. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption.

	September 30,	December 31,
(in thousands)	2007	2006

Due in 1 year or less	$1	$708
Due after 1 year through 2 years	5	-
Due after 2 years through 3 years	3,899	5
Due after 3 years through 4 years	11	7,155
Due after 4 years through 5 years	6	11
Thereafter	8	13

Total	$3,930	$7,892

The year of redemption in the table above reflects: (1) the end of the five-year redemption period for the two withdrawing members and (2) the maturity date of the activity the stock is related to for the one former member.

The Bank repurchased capital stock related to out-of-district mergers totaling $4.0 million and $35.1 million for the nine months ended September 30, 2007 and 2006, respectively.

A rollforward of the Bank’s mandatorily redeemable capital stock activity is presented in the following table.

	For the nine months ended September 30,
(in thousands)	2007	2006

Balance, beginning of the period	$7,892	$16,731
Capital stock subject to mandatory redemption reclassified from equity due to withdrawals	-	31,812
Redemption of mandatorily redeemable capital stock due to withdrawals	(3,962)	(35,071)

Balance, end of the period	$3,930	$13,472

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

Note 10 – Derivatives and Hedging Activities

The components of net gain (loss) on derivatives and hedging activities for the three and nine months ended September 30, 2007 and 2006 are presented in the following table.

Net Gain (Loss) on Derivatives and Hedging Activities

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2007	2006	2007	2006

Gains related to fair value hedge ineffectiveness	$5,801	$5,121	$6,917	$6,601
Losses on economic hedges	(2,347)	(7,296)	(462)	(3,639)
Other	304	668	527	659
Gains (losses) on intermediary hedges	—	(3)	53	(102)

Net gain (loss) on derivatives and hedging activities	$3,758	$(1,510)	$7,035	$3,519

There were no material amounts for the three and nine months ended September 30, 2007 and 2006 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two month period thereafter. As of September 30, 2007, the deferred net gains on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next twelve months was $1.2 million. Normally, the maximum length of time over which the Bank hedges its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 45 days or less. The Bank did not have any hedges related to the exposure to the variability in future cash flows for forecasted transactions at September 30, 2007.

Notes to Unaudited Financial Statements (continued)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
		Estimated		Estimated
(in thousands)	Notional	Fair Value	Notional	Fair Value

Interest rate swaps
Fair value	$69,520,254	$75,809	$62,895,887	$162,107
Economic	151,000	(2,420)	1,713,205	(1,115)
Intermediation	8,672	16	27,388	34
Interest rate swaptions
Economic	1,050,000	873	750,000	506
Interest rate forward settlement agreements
Fair value	680,000	(707)	53,000	321
Mortgage delivery commitments
Economic	9,376	5	4,267	(8)

Total	$71,419,302	$73,576	$65,443,747	$161,845

Total derivatives excluding accrued interest		73,576		161,845
Accrued interest		165,434		193,038

Net derivative balances		239,010		354,883

Net derivative asset balances		387,639		498,976
Net derivative liability balances		(148,629)		(144,093)

Net derivative balances		$239,010		$354,883

Credit Risk.  At September 30, 2007 and December 31, 2006, the Bank’s maximum credit risk, was approximately $387.6 million and $499.0 million, respectively. These totals include $116.1 million and $153.5 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash collateral of $286.4 million and $351.9 million as collateral as of September 30, 2007 and December 31, 2006, respectively. As of September 30, 2007, four counterparties comprised 19.6%, 16.6%, 15.7% and 15.6% of the Bank’s total credit risk when measured after consideration of related collateral. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

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

Notes to Unaudited Financial Statements (continued)

Note 11 – Transactions with Related Parties

The following table summarizes significant outstanding related party member balances.

	September 30,	December 31,
(in thousands)	2007	2006

Investments(1)	$262,865	-
Loans to members	37,473,374	$33,845,223
Deposits	4,514,719	191,790
Capital stock	2,047,163	1,811,872

The following table summarizes the Statement of Operations effects corresponding to the above related party member balances.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2007	2006	2007	2006

Interest income on investments(1)	$4,005	-	$5,968	-
Interest income on loans to members	381,209	$257,409	1,116,215	$706,386
Interest expense on deposits	3,549	373	4,562	817

(1)	Reflects balances related to the Bank’s investment in Pennsylvania Housing Finance Agency (PHFA), of which one of the Bank’s appointed Public Interest Directors is the CEO. The Bank owned this investment in 2006; however, it was not considered a related party transaction until PHFA’s CEO joined the Board.

Total mortgage loan volume purchased from related party members during the three months ended September 30, 2007 and 2006 was $1.2 million and $104 thousand, respectively. Total mortgage loan volume purchased from related party members for the nine months ended September 30, 2007 and 2006 was $2.6 million and $0.8 million, respectively.

Interest income associated with outstanding mortgage loans purchased from related party members approximated $1.7 million and $2.0 million for the three months ended September 30, 2007 and 2006, respectively. Interest income on outstanding mortgage loans purchased was $5.4 million and $6.3 million for the nine months ended September 30, 2007 and 2006.

From time to time, the Bank may borrow from or lend to other FHLBanks on a short term uncollateralized basis. The following table includes gross amounts transacted under these arrangements.

			Nine months ended
	Three months ended September 30,		September 30,
(in millions)	2007	2006	2007	2006

Borrowed from other FHLBanks	$4	$1	$8	$121
Repaid to other FHLBanks	4	1	8	121
Loaned to other FHLBanks	-	50	-	400
Repaid by other FHLBanks	-	50	-	400

On occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the nine months ended September 30, 2007 and 2006, there was no such transfer.

Prior to May 1, 2006, the Bank regularly sold participation interests in the mortgage loans purchased from members to the FHLBank of Chicago. Upon execution of the services agreement which became effective May 1, 2006, both parties agreed to discontinue the practice and a transaction services fee is now being paid to the FHLBank of Chicago in lieu of the participation. The Bank entered into a new services agreement effective September 1, 2007, under which the Bank continues to pay a transaction services fee to the FHLBank of Chicago. See the Bank’s current report on Form 8-K filed with the SEC on September 7, 2007 and Exhibit 10.17 to this Quarterly Report on Form 10-Q for additional information. The par values of the mortgage loans participated to the FHLBank of Chicago were none and $13.3 million during the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the par values of the mortgage loans participated to the FHLBank of Chicago were $25 thousand and $88.0 million,

Notes to Unaudited Financial Statements (continued)

respectively. The services fee paid to the FHLBank of Chicago was $41 thousand for the three months ended September 30, 2007 and $115 thousand for the nine months ended September 30, 2007. The services fee paid to the FHLBank of Chicago was $29 thousand and $34 thousand for the three and nine months ended September 30, 2006, respectively.

Additional discussion regarding related party transactions including the definition of related parties, can be found in Note 20 of the footnotes to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

Note 12 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2007 and December 31, 2006. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. The fair value summary tables do not represent an estimate of the overall market value of the Bank as a going concern, which would take into account future business opportunities.

Notes to Unaudited Financial Statements (continued)

Details regarding the estimation of fair value amounts for each category in the Statement of Condition can be found in Note 21 of the footnotes to the audited financial statements in the Bank’s 2006 Annual Report filed on Form 10-K, as amended.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2007 and December 31, 2006 are presented in the tables below.

September 30, 2007 Fair Value Summary Table

		Net
	Carrying	Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$105,231	$-	$105,231
Interest-bearing deposits	4,805,042	83	4,805,125
Federal funds sold	5,085,000	(36)	5,084,964
Available-for-sale securities	51,724	-	51,724
Held-to-maturity securities	13,592,123	(193,397)	13,398,726
Loans to members	64,265,999	26,553	64,292,552
Mortgage loans held for portfolio, net	6,351,482	(175,669)	6,175,813
Accrued interest receivable	473,865	-	473,865
Derivative assets	387,639	-	387,639
Other assets, including BOB loans	86,887	(34,079)	52,808

Liabilities
Deposits	$5,559,806	$(55)	$5,559,861
Consolidated obligations:
Discount notes	28,182,892	(3,648)	28,186,540
Bonds	56,560,874	(29,100)	56,589,974
Mandatorily redeemable capital stock	3,930	-	3,930
Accrued interest payable	567,856	-	567,856
Derivative liabilities	148,629	-	148,629
Other liabilities	99,716	-	99,716

Notes to Unaudited Financial Statements (continued)

December 31, 2006 Fair Value Summary Table

		Net
	Carrying	Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$78,098	$-	$78,098
Interest-bearing deposits	3,619,984	(1,341)	3,618,643
Federal funds sold	3,370,000	(517)	3,369,483
Available-for-sale securities	65,848	-	65,848
Held-to-maturity securities	12,939,100	(180,211)	12,758,889
Loans to members	49,335,377	(25,409)	49,309,968
Mortgage loans held for portfolio, net	6,966,345	(157,135)	6,809,210
Accrued interest receivable	416,407	-	416,407
Derivative assets	498,976	-	498,976
Other assets, including BOB loans	86,323	(36,046)	50,277

Liabilities
Deposits	$1,425,997	$-	$1,425,997
Consolidated obligations:
Discount notes	17,845,226	3,682	17,841,544
Bonds	53,627,392	295,474	53,331,918
Mandatorily redeemable capital stock	7,892	-	7,892
Accrued interest payable	566,350	-	566,350
Derivative liabilities	144,093	-	144,093
Other liabilities	125,534	-	125,534

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

Notes to Unaudited Financial Statements (continued)

The following tables set forth the Bank’s financial performance by operating segment for the three and nine months ended September 30, 2007 and 2006.

Three months ended September 30,

	Traditional		MPF® or
	Member		Mortgage
	Finance		Finance		Total
(in thousands)	2007	2006	2007	2006	2007	2006

Net interest income	$90,571	$83,255	$5,454	$6,529	$96,025	$89,784
Provision (benefit) for credit losses	(762)	605	55	(96)	(707)	509
Other income (losses)	6,020	4,923	(1,058)	(4,705)	4,962	218
Other expenses	13,526	13,757	772	1,224	14,298	14,981

Income before assessments	83,827	73,816	3,569	696	87,396	74,512
Affordable Housing Program	6,851	6,085	292	57	7,143	6,142
REFCORP	15,396	13,548	655	128	16,051	13,676

Total assessments	22,247	19,633	947	185	23,194	19,818

Net income	$61,580	$54,183	$2,622	$511	$64,202	$54,694

Total assets	$88,853,510	$71,153,429	$6,351,482	$7,186,803	$95,204,992	$78,340,232

Nine months ended September 30,

	Traditional		MPF® or
	Member		Mortgage
	Finance		Finance		Total
(in thousands)	2007	2006	2007	2006	2007	2006

Net interest income	$247,651	$232,492	$17,925	$22,516	$265,576	$255,008
Provision (benefit) for credit losses	1,221	1,359	(82)	(234)	1,139	1,125
Other income (losses)	11,214	13,201	142	(4,657)	11,356	8,544
Other expenses	41,856	43,249	2,320	3,563	44,176	46,812

Income before assessments	215,788	201,085	15,829	14,530	231,617	215,615
Affordable Housing Program	17,650	16,509	1,292	1,186	18,942	17,695
REFCORP	39,628	36,917	2,907	2,669	42,535	39,586

Total assessments	57,278	53,426	4,199	3,855	61,477	57,281

Net income	$158,510	$147,659	$11,630	$10,675	$170,140	$158,334

Total assets	$88,853,510	$71,153,429	$6,351,482	$7,186,803	$95,204,992	$78,340,232

Notes to Unaudited Financial Statements (continued)

Note 14 – Commitments and Contingencies

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

The FHLBanks considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations. The Bank considers the joint and several liability as a related party guarantee. The joint and several obligations are mandated by Finance Board regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the Finance Board as it relates to the decisions involving the allocation of the joint and several liability for the FHLBanks’ consolidated obligations, it meets the recognition scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at September 30, 2007 and December 31, 2006.

Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including BOB loans, totaled approximately $731.5 million and $66.5 million at September 30, 2007 and December 31, 2006, respectively. Commitments generally are for periods up to twelve months. Standby letters of credit are executed for members for a fee. A standby letter of credit is a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were approximately $1,093.7 million and $969.6 million at September 30, 2007 and December 31, 2006, respectively. Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Board regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are fully collateralized at the time of issuance.

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $9.4 million and $4.3 million at September 30, 2007 and December 31, 2006, respectively. Commitments are generally for periods not to exceed 365 days. In accordance with Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), such commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. In the past, the Bank has pledged, as collateral, cash and securities to counterparties that have market risk exposure from the Bank related to derivative agreements. However, the Bank had no cash or securities pledged as collateral at September 30, 2007 and December 31, 2006.

The Bank charged to operating expense net rental costs of approximately $0.6 million for both the three months ended September 30, 2007 and 2006. The charge of net rental costs to operating expenses were $1.9 million and $1.8 million for the nine months ended September 30, 2007 and 2006, respectively. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

The Bank has committed to issue consolidated obligations totaling $480 million and $98 million as of September 30, 2007 and December 31, 2006, respectively.

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

Item 4T: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including its principal executive officer and principal financial officer, the Bank conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2007. Based on this evaluation, the Bank’s principal executive officer and principal financial officer concluded that the Bank’s disclosure controls and procedures were effective to ensure that such information relating to the Bank that is required to be disclosed in reports filed with the SEC (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Bank’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

For the third quarter of 2007, there were no changes in the Bank’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – Other Information

Item 1: Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. Other than as noted below, management believes that there have been no material changes from the risk factors disclosed in the 2006 Form 10-K, as amended. The following represents an update on the joint and several liability for the consolidated obligations of other FHLBanks risk factor.

The Bank is jointly and severally liable for the consolidated obligations of other FHLBanks.

On October 10, 2007, FHLBank Chicago entered into a consensual cease and desist order (Order) with the Finance Board. Under the terms of the Order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or termination, are prohibited unless FHLBank Chicago receives prior written approval of the Director of the Office of Supervision of the Finance Board (OS Director). The Order provides that the OS Director may approve proposed redemptions, provided that allowing the redemption would be consistent with maintaining the capital adequacy of FHLBank Chicago. Further information and the full text of the Order are available on the Finance Board’s website at www.fhfb.gov. As of September 30, 2007, FHLBank Chicago was the primary obligor on $81.2 billion in par value of consolidated obligations.

On September 26, 2007, in anticipation of the Order, Standard & Poor’s issued an opinion stating that their AA+/Negative rating on FHLBank Chicago would remain unaffected by the Order. Further, on October 1, 2007, Moody’s reaffirmed their AAA/Stable rating. Additionally, the Bank has not noted any discernable deterioration in consolidated obligation spreads attributable to the announcement of the Order. Management continues to perform appropriate due diligence as well as closely monitor any developments in the financial condition and regulatory status of FHLBank Chicago.

The Finance Board has extensive and broad authority in regard to the FHLBanks, which includes, without limitation, the authority to merge, consolidate, redistrict and/or adjust equities among the FHLBanks. The Finance Board, in its discretion, may also require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, the Bank could incur significant liability beyond its primary obligation under consolidated obligations which could negatively affect the Bank’s financial condition and results of operations. The Bank records a liability for consolidated obligations on its Statement of Condition equal to the proceeds it receives from the issuance of those consolidated obligations. Due to the high credit quality of every other FHLBank, no liability has ever been recorded for the joint and several obligations related to the other FHLBanks’ share of the consolidated obligations.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit 10.16	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, as further amended Effective November 1, 2007#
Exhibit 10.17	Mortgage Partnership Finance Services Agreement
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

#	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: November 7, 2007

By:	/s/ Kristina K. Williams
Kristina K. Williams
Chief Financial Officer