Form 10-K
period 2007-12-31
Federal Home Loan Bank of Pittsburgh
filed 2008-03-13
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Capital Stock, putable, par value $100
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes     ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes     ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☑ Yes  ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2007, the aggregate par value of the stock held by members of the registrant was approximately $3,485 million. There were 43,030,268 shares of common stock outstanding at February 29, 2008.

FEDERAL HOME LOAN BANK OF PITTSBURGH

PART I

Item 1:	Business

General

History.  The Federal Home Loan Bank of Pittsburgh (Bank) is one of twelve Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The twelve FHLBanks, along with the Office of Finance (OF — the FHLBanks’ fiscal agent) and the Federal Housing Finance Board (the FHLBanks’ regulator) make up the Federal Home Loan Bank System (FHLBank System). The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital (see below) and public sponsorship. The public sponsorship attributes include: (1) being exempt from federal, state and local taxation, except real estate taxes; (2) being exempt from registration under the Securities Act of 1933 (1933 Act) (the FHLBanks are required by Finance Board regulation to register a class of their equity securities under the Securities Exchange Act of 1934 (1934 Act)); (3) having public interest directors appointed by its regulator; and (4) having a line of credit with the United States Treasury.

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

Mission.  The Bank’s primary mission is to intermediate between the capital markets and the housing market through member financial institutions. The Bank provides credit for housing and community development through two primary programs. First, it provides members with loans against the security of residential mortgages and other types of high-quality collateral; second, the Bank purchases residential mortgage loans originated by or through member institutions. The Bank also offers other types of credit and non-credit products and services to member institutions. These include letters of credit, interest rate exchange agreements (interest rate swaps, caps, collars, floors, swaptions and similar transactions), affordable housing grants, securities safekeeping, and deposit products and services. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the Office of Finance (OF) and uses these funds to provide its member financial institutions with a reliable source of credit for these programs. The United States government does not guarantee, either directly or indirectly, the debt securities or other obligations of the Bank or the FHLBank System.

Overview.  The Bank is a GSE, chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s principal strategic position derives from its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. This fundamental competitive advantage, coupled with the joint and several cross-guarantee on FHLBank System debt, distinguishes the Bank in the capital markets and enables it to present attractively priced funding to members. Though chartered by Congress, the Bank is privately capitalized by its member institutions, which are voluntary participants in its cooperative structure. The characterization of the Bank as a voluntary cooperative with the status of a federal instrumentality differentiates the Bank from a traditional banking institution in three principal ways:

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

Second, because the Bank’s customers and shareholders are predominantly the same group of 332 institutions, there is a need to balance the dividend expectations of shareholders with the pricing expectations of customers, although both are the same institutions. By charging wider spreads on loans to customers, the Bank could generate higher dividends for shareholders. Yet these same shareholders viewed as customers would generally prefer narrower loan spreads. The Bank strives to achieve a balance between the twin goals of generating an attractive dividend and providing liquidity and other services to members at advantageous prices. The Bank does not strive to maximize the dividend yield on the stock, but to produce an earned dividend that compares favorably to short-term interest rates, compensating members for the cost of the capital they have invested in the Bank.

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

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make loans to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. Housing associates that are not state housing finance agencies are limited to pledging to the Bank as security for loans their Federal Housing Administration (FHA) mortgage loans and securities backed by FHA mortgage loans. Housing associates that are state housing finance agencies (that is, they are also instrumentalities of state or local governments) may, in addition to pledging FHA mortgages and securities backed by FHA mortgages, also pledge as collateral for Bank loans: 1) U.S. Treasury and agency securities; 2) single and multifamily mortgages; 3) securities backed by single and multifamily mortgages; and 4) deposits with the Bank. As of December 31, 2007, the Bank had approved three state housing finance agencies as housing associate borrowers. One of the housing associates has borrowed from the Bank from time to time, and had a balance of $4.0 million as of December 31, 2007.

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

Business Segments.  The Bank operates two segments differentiated by products. The products and services provided through these segments reflect the manner in which financial information is evaluated by management of the Bank. These business segments are Traditional Member Finance and MPF Program, or Mortgage Finance.

The first segment, Traditional Member Finance, houses a majority of the Bank’s activities, including but not limited to, providing loans to members, investments and deposit products. The MPF Program, or Mortgage Finance, segment purchases mortgage loans from members and funds and hedges the resulting portfolio.

In 2006, the Bank’s most significant MPF Program customer was merged out of the Bank’s district, resulting in a significant decline in MPF Program volume. In addition, during 2007 the Bank’s Board approved a modified strategic plan that provided for the Bank to endeavor to maintain MPF Program assets at less than 10% of total assets. As of December 31, 2007, the MPF Program portfolio has declined to less than 10% of total assets, revenue and net income. Because of the declining significance of the MPF Program, the Bank will no longer present separate Mortgage Finance segment information; however, comparative asset balances and revenue related to the MPF Program will continue to be presented in our Statement of Condition and Statement of Operations on the line items captioned “Mortgage Loans Held for Portfolio.”

Regulatory Oversight, Audits and Examinations

Regulation.  The Finance Board supervises and regulates the FHLBanks and the OF. The Finance Board establishes policies and regulations covering the operations of the FHLBanks. The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Department of the Treasury receives the Finance Board’s annual report to Congress, weekly reports reflecting consolidated obligations transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks. The U.S. Department of the Treasury has proposed revisions to the written procedures for FHLBanks to obtain Treasury approval of FHLBank debt issuance. The Bank is also subject to regulation by the SEC.

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

Audit.  The Bank has an internal audit department that conducts routine internal audits and reports directly to the Audit Committee of the Bank’s Board of Directors (Board). In addition, an independent Registered Public Accounting Firm (RPAF) audits the annual financial statements of the Bank. The independent RPAF conducts these audits following the Standards of the Public Company Accounting Oversight Board (PCAOB) of the United States of America and Government Auditing Standards issued by the Comptroller General. The Bank, the Finance Board, and Congress all receive the RPAF audit reports.

Loans to Members

Loan Products

The Bank makes loans (sometimes referred to as advances) to members and eligible nonmember housing associates on the security of pledged mortgages and other eligible types of collateral.

The following table presents a summary and brief description of the loan products offered by the Bank as of December 31, 2007. Information presented below relates to loans to members and excludes mortgage loans held for portfolio and loans relating to the Banking on Business (BOB) program, which are discussed in detail below.

Member Loan Portfolio as of December 31, 2007

				Pct. of Total
Product	Description	Pricing(1)	Maturity	Portfolio

RepoPlus	Short-term fixed-rate loans; principal and interest paid at maturity.	8-100 bps	1 day to 3 months	21.0

Mid-Term RepoPlus	Mid-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly.	10-30 bps	3 months to 3 years	43.5

Term Loans	Long-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly; (includes amortizing loans with principal and interest paid monthly); Affordable Housing loans and Community Investment loans.	10-35 bps	3 years to 30 years	16.4

Convertible Select	Long-term fixed-rate and adjustable-rate loans with conversion options sold by member; principal paid at maturity; interest paid quarterly.	18-45 bps	1 year to 15 years	13.6

Hedge Select	Long-term fixed-rate and adjustable-rate loans with embedded options bought by member; principal paid at maturity; interest paid quarterly.	15-45 bps	1 year to 10 years	0.2

Returnable	Loans in which the member has the right to prepay the loan after a specified period.	15-35 bps	1 year to 10 years	5.3

Note:

(1)	Pricing spread over the Bank’s cost of funds at origination, quoted in basis points (bps). One basis point equals 0.01%. Premium pricing tier receives five basis points over standard pricing, due to credit risk.

RepoPlus.  The Bank serves as a major source of liquidity for its members. Access to the Bank for liquidity purposes can reduce the amount of low-yielding liquid assets a member would otherwise need to hold for liquidity purposes. The Bank has two primary RepoPlus loan products that serve member short-term liquidity needs, RepoPlus and Open RepoPlus. RepoPlus is a short-term (1-89 day) fixed-rate product and Open RepoPlus is a revolving line of credit which allows members to borrow, repay and reborrow based on the terms of the lines of credit. As of December 31, 2007, the total par value of these two products was $14.2 billion. These short-term balances tend to be extremely volatile as members borrow and repay frequently.

Mid-Term RepoPlus.  The Bank’s loan products also help members in asset/liability management by offering loans to minimize the risks associated with the maturity, amortization and prepayment characteristics of mortgage loans. Such loans from the Bank can reduce a member’s interest rate risk associated with holding long-term fixed-rate mortgages. The Mid-Term RepoPlus product assists members with managing intermediate-term interest rate risk. To assist members with managing the basis risk, or the risk of a change in the spread relationship between two indices, the Bank offers adjustable-rate Mid-Term RepoPlus with maturity terms between 3 months and 3 years. Adjustable-rate, Mid-Term RepoPlus can be priced based on the prime rate, Federal funds rate, 1-month London Interbank Offered Rate (LIBOR) or 3-month LIBOR indices. The LIBOR indices are most popular with the Bank’s members. As of December 31, 2007, the par value of Mid-Term RepoPlus loans totaled $29.5 billion. The loan balances tend to be somewhat unpredictable as these loans are not always replaced as they mature; the Bank’s members’ liquidity needs drive these fluctuations.

Term Loans.  For managing longer-term interest rate risk and to assist with asset/liability management, the Bank primarily offers long-term fixed-rate loans for terms from 3 to 30 years. Amortizing long-term fixed-rate loans can be fully amortized on a monthly basis over the term of the loan or amortized balloon-style, based on an amortization term longer than the maturity of the loan. As of December 31, 2007, the par value of term loans totaled $11.1 billion.

Convertible Select, Hedge Select and Returnable.  Some of the Bank’s loans contain embedded options. The member can either sell an embedded option to the Bank or it can purchase an embedded option from the Bank. As of December 31, 2007, the par value of loans to members for which the Bank had the right to convert the loan, called Convertible Select, constituted $9.3 billion of the loan portfolio. Loans in which the members purchased an option from the Bank, called Hedge Select, constituted $0.2 billion par value of the loan portfolio. Loans in which members have the right to prepay the loan, called Returnable, constituted $3.6 billion par value of the loan portfolio.

Collateral

The Bank makes loans to members and eligible nonmember housing associates based upon the security of pledged mortgages and other eligible types of collateral. While the Bank has established lending policies and procedures to limit risk of loss and balance the members’ needs for funding, it also protects against credit risk by collateralizing all loans to members and nonmember housing associates. The Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews a loan.

Collateral Agreements.  The Bank provides members with two options regarding collateral agreements; a blanket collateral pledge agreement and a specific collateral pledge agreement. In a blanket agreement, the Bank obtains a lien against the member’s eligible collateral assets (all unencumbered eligible collateral), to secure the member’s obligations with the Bank. In a specific agreement, the Bank obtains a lien against a specific set of a member’s assets, to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral. The specific agreement covers only those assets identified; the Bank is therefore relying on a specific subset of the member’s total eligible collateral for security against the member’s loans. The Bank requires housing finance agencies (HFAs) and insurance companies to sign specific agreements. In both cases (members in either blanket or specific agreement), the Bank perfects its security interest under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement.

Collateral Status.  Under both types of collateral agreements, a member is assigned a collateral status based on the Bank’s determination of the member’s current financial condition as well as other information that may have been obtained. The least restrictive and most widely used collateral status by the Bank’s members is the undelivered collateral status. This status is generally assigned to lower risk institutions pledging collateral. Under undelivered collateral status, a member borrower is not required to deliver detailed reporting on pledged assets; rather, the Bank monitors the eligible collateral using regulatory financial reports, which are typically submitted quarterly, and/or periodic collateral certification reports, which are submitted to the Bank by the member. Origination of new loans or renewal of loans must only be supported by certain eligible collateral categories. Approximately 95% of the collateral pledged to the Bank is under a blanket lien agreement and in undelivered status. The remaining 5% of the collateral pledged to the Bank is in either listing or delivery status, which is discussed below. At December 31, 2007, nine of the Bank’s top 10 borrowers were in undelivered collateral status and one was in partial listing collateral status.

Occasionally the Bank may require members to provide a detailed listing of loan collateral being pledged to the Bank due to their high usage of Bank credit products, the type of assets being pledged or the credit condition of the member. This is referred to as listing collateral status. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. This listing may include such detailed information on assets pledged as amount, payments, maturity date, interest rate, and, in the case of loans pledged, loan-to-value (LTV) ratio, collateral type and FICO score. In some cases, the member may benefit by listing collateral, in lieu of undelivered status, since it may result in a higher collateral weighting being applied to the collateral (discussed below). The Bank benefits from listing collateral status because it provides more loan information to calculate a more precise valuation on the collateral. Typically, those members with large, frequent borrowings are covered under listing status with a blanket agreement.

The third collateral status used by the Bank’s members is delivery, or possession, collateral status. In this case, the Bank requires the member to place physical possession with, or grant control of, eligible collateral to the Bank or a third party custodian to sufficiently secure all outstanding obligations. Typically, the Bank would take physical possession/control of collateral if the financial condition of the member was deteriorating or if the member exceeded certain credit product usage triggers. Delivery of collateral may also be required if there is a regulatory action taken against the member by its regulator that would indicate inadequate controls or other conditions that would be of concern to the Bank. Delivery collateral status may apply to both blanket lien and specific agreements. The Bank requires delivery of collateral from de novo members at least during their first two years of operation. The Bank currently does not take delivery of securities pledged as collateral except in the case of deterioration of financial condition or regulatory action.

With respect to specific collateral agreement borrowers (typically HFAs and insurance companies as noted above), the Bank takes control of all collateral at the time the loan is made through the delivery of securities or mortgages to the Bank or its custodian.

All collateral securing loans to members is discounted to protect the Bank from default in adverse conditions. These discounts, also referred to as collateral weighting, vary by collateral type and are presented in detail in the table below. The discounts typically include margins for estimated costs to sell or liquidate and the risk of a decline in the collateral value due to market or credit volatility. The Bank may adjust the collateral weightings for individual borrowers on a case-by-case basis.

The Bank determines the type and amount of collateral each member has available to pledge as security for Bank loans by reviewing, on a quarterly basis, the call reports the members file with their primary banking regulators. The resulting total is referred to as a member’s maximum borrowing capacity (MBC). The Bank also performs periodic on-site collateral reviews of its borrowing members to confirm the amounts and quality of the qualifying collateral pledged against the borrowings. For certain pledged residential and commercial mortgage loan collateral, as well as delivered and third-party held securities, the Bank employs leading outside service providers to assist in determining values. In addition, the Bank has developed and maintains an Internal Credit Rating (ICR) system that assigns each member a numerical rating on a scale of one to ten. The combination of the member’s ICR, borrowing levels, assigned collateral values and on-site collateral review results determine collateral weightings and collateral status. The Bank reserves the right, at its discretion, to refuse certain collateral or to adjust collateral weightings that are applied. In addition, the Bank can require additional or substitute collateral during the life of a loan to protect its security interest.

Please see the Collateral discussion within “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional details regarding eligible collateral.

Priority.  As additional security for each member’s indebtedness, the Bank has a statutory lien on the member’s capital stock in the Bank. In the event of a deterioration in the financial condition of a blanket lien agreement member, the Bank will take control of sufficient eligible collateral to further perfect its security interest in collateral pledged to secure the borrowers’ indebtedness to the Bank. Members with deteriorating creditworthiness are required to deliver collateral to secure their obligations with the Bank. Furthermore, the Bank will require separate approval of such members’ new or additional borrowings.

The Act affords any security interest granted to the Bank by any member, or any affiliate of a member, priority over the claims and rights of any third party, including any receiver, conservator, trustee or similar party having rights of a lien creditor. The only two exceptions are: (1) claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value; and (2) parties that are secured by actual perfected security interests. The Bank has detailed liquidation plans in place to expedite the sale of securities and loan collateral upon the failure of a member. At December 31, 2007 and 2006, the rights to collateral, on a member-by-member basis, held by the Bank had an estimated value that exceeded the outstanding advances. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

Types of Collateral.  At December 31, 2007, approximately 46% of the total member collateral available to secure loans made by the Bank was single-family, residential mortgage loans, which include a very low amount of manufactured housing loans. Generally, the Bank uses a discounted cash flow model to value its traditional delivered mortgage collateral. Recently, the Bank contracted with a leading provider of comprehensive mortgage analytical pricing to provide more precise valuations of listed and delivered residential mortgage collateral. The Bank assigns book value to non-delivered collateral.

Another major category of collateral is high quality securities, including U.S. Treasuries, U.S. agency securities, GSE mortgage-backed securities, and private label mortgage-backed securities with a credit rating of at least AA, which in total accounted for approximately 28% of the total amount of collateral held by members at December 31, 2007.

The Bank will also accept FHLB deposits and multi-family residential mortgages as qualifying collateral. This category comprised only 2% of the collateral used to secure loans at December 31, 2007.

The Bank also may accept other real estate related collateral (ORERC) as qualifying collateral as long as it has a readily ascertainable value and the Bank is able to perfect a security interest. Types of acceptable ORERC include commercial mortgages and second-mortgage installment loans; the overall amount of eligible ORERC is typically subject to a limit of 50% of a member’s maximum borrowing capacity. Recently, the Bank contracted with a leading provider of multi-family and commercial mortgage analytical pricing to provide more precise valuations of listed and delivered multi-family and commercial mortgage collateral.

ORERC accounts for approximately 24% of the total amount of eligible collateral held by members as of December 31, 2007. The Bank does not have a loan secured by a member’s pledge of any form of non-residential mortgage assets other than ORERC, eligible securities and/or Community Financial Institutions (CFI) collateral.

In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm and small agri-business loans and securities representing a whole interest in such secured loans. For 2007, member CFIs was defined as FDIC-insured institutions with no more than $599 million in average assets over the past three years. This limit may be adjusted by the Finance Board based on changes in the Consumer Price Index; for 2008, the limit is $625 million. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. If delivery of collateral is required, the Bank will accept such ORERC and CFI collateral only after determining the member has exhausted all other available collateral of the types enumerated above. Loans to members holding CFI collateral within their total collateral base totaled approximately $4.3 billion as of December 31, 2007. However, these loans were collateralized by sufficient levels of non-CFI collateral.

The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories; such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Nontraditional residential mortgage loans are defined as mortgage loans that allow borrowers to defer payment of principal or interest. These loans, which also may be referred to as “alternative” or “exotic” mortgage loans, may be interest-only loans, payment-option loans, negative-amortization loans or collateral-dependent loans. They may have other features, such as variable interest rates with below-market introductory rates, simultaneous second-lien loans and reduced documentation to support the repayment capacity of the borrower. Nontraditional residential mortgage loans exhibit characteristics that may result in increased risk relative to traditional residential mortgage loans. They may pose even greater risk when granted to borrowers with undocumented or undemonstrated repayment capacity, such as low or no documentation loans or those with credit characteristics that would be characterized as subprime. The potential for increased risk is particularly true if the nontraditional residential mortgage loans are not underwritten to the fully indexed rate.

The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in its compilation of mortgage data each quarter. This amount is deducted from the calculation of the member’s borrowing capacity. Members may request that subprime and nontraditional mortgage loan collateral be added to the member’s eligible collateral pool with the understanding that they will be subject to a rigorous on-site review of such collateral, processes and procedures for originating and servicing the loans, an analysis of the quality of the loan level data and a review of the loan underwriting. These mortgages will receive weightings based on a case-by-case review by the Bank. Management believes that the Bank has limited exposure to subprime loans due to its business model, conservative policies pertaining to collateral and investments, and low credit risk due to the design of its mortgage loan programs.

The various types of eligible collateral and related lending values are summarized in the table and accompanying footnotes listed below:

	Lending Value Assigned to the Collateral as a
	Percentage of Value(1)

	Blanket Lien-		Specific
	Physical Delivery	Blanket Lien	Pledge
Qualifying Collateral	or Detailed Listing	Undelivered	Agreement

FHLBank deposit pledged to the FHLBank and under the sole control of the FHLBank	100%	N/A	100%
U.S. government securities	97%	95%	90%
U.S. agency securities, including securities of the FFCB and FHLBank consolidated obligations	97%	95%	90%
Mortgage-backed securities, including collateralized mortgage obligations issued or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae	95%	90%	85%
Non-agency AAA or AA mortgage-backed securities, including collateralized mortgage obligations, representing a whole interest in such mortgages(2)	92%	87%	82%
FHA, VA or Conventional whole, fully disbursed, first-mortgage loans secured by 1- to 4-family residences which are not more than 30 days delinquent(3)	85%	80% standard credit quality(5) 83% high credit quality 85% highest credit quality	75%
Subprime and Nontraditional mortgage loans weightings based on a case-by-case review	N/A	Accepted on a case-by-case basis at members’ request at no greater than 75%.	N/A
Conventional and FHA whole, fully disbursed first-mortgage loans secured by multi-family properties which are not more than 30 days delinquent(4)	68%	65% standard credit quality 67% high credit quality 68% highest credit quality	60%
Other real estate-related collateral (ORERC); includes CFI-eligible collateral (including small-business, small agri-business and small farm loans) subject generally to a limit of 50% of MBC and special notes below	55%	50% standard credit quality 53% high credit quality 55% highest credit quality	45%
Obligations of state or local government units or agencies, rated at least “AA” by a nationally recognized rating agency for standby letters of credit that assist members in facilitating residential housing finance or community lending; these securities must be delivered	65%	N/A	N/A

N/A — Not Available

Notes:

(1)	Book value is assumed to equal fair value for non-delivered, non-securities collateral where fair value is not readily available.
(2)	High risk securities, including without limitation, Interest-Only (IOs), Principal-Only (POs) residuals and other support-type bonds are not qualifying collateral. The securities must also have a readily ascertainable market value (as defined and determined by the Bank) and in which the Bank is able to perfect a security interest. The Bank considers these investments to be high quality securities.
(3)	No home mortgage loan otherwise eligible to be accepted as collateral for a loan shall be accepted as collateral if any director, officer, employee, attorney or agent of the Bank or of the borrowing member is personally liable thereon unless the Board has approved such acceptance by resolution and the Finance Board has endorsed such resolution.
(4)	Mutual funds, invested 100% in underlying securities, including cash and cash equivalents, that otherwise are any of the types of qualifying collateral listed above qualify as collateral and may be accepted on a specific listing and/or delivered basis. Acceptability of such funds will be determined at the discretion of the Bank, based on its ability to perfect a security interest in, and readily ascertain a market value for, such collateral. Collateral weighting will be set at moderately lower levels than those the Bank applies directly to the qualifying collateral category in which the fund is invested.
(5)	“Credit Quality” relates to the members’ Internal Credit Rating as described in the paragraph above.

Specialized Programs

The Bank helps members meet their Community Reinvestment Act responsibilities. Through community investment cash advance programs such as the Affordable Housing Program (AHP) and the Community Lending Program (CLP), members have access to subsidized and other low-cost funding. Members use the funds from these programs to create affordable rental and homeownership opportunities, and for commercial and economic development activities that benefit low- and moderate-income neighborhoods, thus contributing to the revitalization of their communities.

Banking on Business (BOB) Loans

In addition to the loans to members discussed above, since 2000 the Bank has also offered the BOB loan program to members, which is specifically targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small business, including both the start-up and expansion of these businesses. The Bank makes funds available to the members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available to them. The intent of the BOB program is as a grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. Therefore, the accounting for the program follows the provisions of loan accounting whereby a loan is recorded for disbursements to members and an allowance for credit losses is estimated and established through a provision for credit losses. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans as stated in the agreements. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval.

Investments

Overview.  The Bank maintains a portfolio of investments for two main purposes: liquidity and additional earnings. For liquidity purposes, the Bank invests in shorter-term securities to ensure the availability of funds to meet member credit needs. These short-term investments comprise primarily overnight Federal funds, term Federal funds, interest-bearing certificates of deposit and commercial paper. The Bank also maintains a secondary liquidity portfolio of U.S. Treasury, U.S. agency and government-sponsored enterprise securities that can be financed in securities repurchase agreement transactions to raise additional funds.

The Bank further enhances interest income by maintaining a long-term investment portfolio, which currently includes securities issued by GSEs and state and local government agencies, and mortgage-backed securities. Securities currently in the portfolio carry the top two ratings from Moody’s Investors Service, Inc., Standard & Poor’s or Fitch Ratings at the time of purchase. The long-term investment portfolio provides the Bank with higher returns than those available in the short-term money markets. Investment income also bolsters the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenses, and to satisfy its statutory Resolution Funding Corporation (REFCORP) assessment. See the “Risk Management — Credit and Counterparty Risk” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of the credit risk of the investment portfolio.

Prohibitions.  Under Finance Board regulations, the Bank is prohibited from investing in certain types of securities, including:

•	instruments, such as common stock, that represent an ownership interest in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;

•	instruments issued by non-U.S. entities, other than those issued by United States branches and agency offices of foreign commercial banks;

•	non-investment-grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Bank;

•	whole mortgages or other whole loans, other than: (1) those acquired under the Bank’s mortgage purchase program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local or tribal government units or agencies, having at least the second highest credit rating from a Nationally Recognized Statistical Rating Organization (NRSRO); (4) mortgage-backed securities or asset-backed securities backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under Section 12(b) of the Act; and

•	non-U.S. dollar denominated securities.

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

The FHLBanks are also prohibited from purchasing a consolidated obligation as part of the consolidated obligation’s initial issuance. The Bank’s Investment Policy prohibits it from investing in another FHLBank consolidated obligation at any time. The Federal Reserve Board announced that, beginning in July 2006, it would require Reserve Banks to release interest and principal payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. The prohibitions noted above will be temporarily waived if the Bank is obligated to accept the direct placement of consolidated obligation discount notes to assist in the management of any daily funding shortfall of another FHLBank. See the “Risk Management — Liquidity and Funding Risk” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

The Bank does not have any off-balance-sheet special-purpose entities or any other type of off-balance-sheet conduits. Please see Note 2 to the audited financial statements for additional discussion.

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

The Bank offers three products under the MPF Program that are differentiated primarily by their credit risk structures: Original MPF, MPF Plus, and MPF Government. Further details regarding the credit risk structure for each of the products, as well as additional information regarding the MPF Program and the products offered by the Bank is provided in the “Mortgage Partnership Finance Program” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank held approximately $6.2 billion and $6.9 billion in mortgage loans at par under this Program at December 31, 2007 and December 31, 2006 respectively; these balances represented approximately 6.1% and 8.9%

of total assets, respectively. Mortgage loans contributed approximately 7.9% of total interest income in 2007, and approximately 9.9% in 2006.

Under the MPF Program, participating members generally market, originate and service qualifying residential mortgages for sale to the Bank. Member banks have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing participating members to originate mortgage loans, whether through retail or wholesale operations, and to retain or sell servicing of mortgage loans, the MPF Program gives control of the functions that relate to credit risk to participating members. Participating members may also receive a servicing fee if they choose to retain loan servicing rather than transfer servicing rights to a third-party servicer.

Participating members are paid a credit enhancement fee for retaining and managing a portion of the credit risk in the conventional mortgage loan portfolios sold to the Bank. The credit enhancement structure motivates participating members to minimize loan losses on mortgage loans sold to the Bank. The Bank is responsible for managing the interest rate risk, prepayment risk, liquidity risk and a portion of the credit risk associated with the mortgage loans.

The FHLBank of Chicago, in its role as MPF Provider, provides the programatic and operational support for the MPF Program and is responsible for the development and maintenance of the origination, underwriting and servicing guides. The Bank entered into a new services agreement executed August 31, 2007, under which the Bank continues to pay a transaction services fee to the FHLBank of Chicago. See the Bank’s report on Form 8-K filed with the SEC on September 7, 2007 and Exhibit 10.17 to the Quarterly Report on Form 10-Q dated September 30, 2007, for additional information.

The Finance Board requires that all pools of MPF loans purchased by the Bank have the credit risk exposure equivalent of a AA rated mortgage instrument. The Bank maintains an allowance for credit losses on its mortgage loans that management believes is adequate to absorb any probable losses incurred beyond the credit enhancements provided by participating members. The Bank had approximately $1.1 million and $853 thousand in an allowance for credit losses for this program at December 31, 2007 and 2006, respectively.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the FHLBanks, backed by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the United States government, and the United States government does not guarantee them, either directly or indirectly. Moody’s has rated consolidated obligations Aaa/P-1, and Standard & Poor’s has rated them AAA/A-1+. The total par value of the consolidated obligations of the Bank and the FHLBank System are as follows:

	December 31,	December 31,
(in thousands)	2007	2006

Consolidated obligation bonds	$61,520,794	$57,012,583
Consolidated obligation discount notes	34,801,868	17,933,218

Total Bank consolidated obligations	$96,322,662	$74,945,801

Total FHLBank System combined consolidated obligations	$1,189,705,969	$951,989,643

Office of Finance.  The OF has responsibility for issuing and servicing consolidated obligations on behalf of the FHLBanks. The OF also serves as a source of information for the Bank on capital market developments, markets the FHLBank System’s debt on behalf of the Bank, selects and evaluates underwriters, prepares combined financial statements, administers REFCORP and the Financing Corporation, and manages the Banks’ relationship with the rating agencies and the U.S. Department of the Treasury with respect to the consolidated obligations.

Consolidated Obligation Bonds.  On behalf of the Bank, the OF issues bonds that the Bank uses primarily to provide loans to members. The Bank also uses bonds to fund the MPF Program and its investment portfolio. Typically, the maturity of these bonds ranges from one year to ten years, but the maturity is not subject to any statutory or regulatory limit. Bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. To reduce interest rate risk, the Bank swaps much of its term debt issuance to floating rates through the use of interest rate swaps.

Bonds can be issued in several ways. The first way is through a daily auction for both bullet (non-callable and non-amortizing) and American-style callable bonds. Bonds can also be issued through a selling group, which typically has multiple lead investment banks on each issue. The third way bonds can be issued is through a negotiated transaction with one or more dealers. The process for issuing bonds under the three general methods above can vary depending on whether the bonds are non-callable or callable.

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

Consolidated Obligation Discount Notes.  The OF also sells discount notes to provide short-term funds for loans to members for seasonal and cyclical fluctuations in savings flows and mortgage financing, short-term investments, and other funding needs. Discount notes are sold at a discount and mature at par. These securities have maturities of up to 365 days.

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

Bank capital stock may not be publicly traded; it can be issued, exchanged, redeemed and repurchased at its stated par value of $100 per share. Under the capital plan, capital stock may be redeemed upon five years’ notice, subject to certain conditions. In addition, the Bank has the discretion to repurchase excess stock from members. Ranges have been built into the capital plan to allow the Bank to adjust the stock purchase requirement to meet its regulatory capital requirements, if necessary. Please refer to the detailed description of the capital plan attached as Exhibit 4.1 to the Bank’s registration statement on Form 10, as amended, filed July 19, 2006.

Dividends and Retained Earnings.  The Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. The Bank’s Board of Directors (Board) may declare and pay dividends in either cash or capital stock. The Bank currently pays only a cash dividend. Through 2006 and most of 2007, the Bank’s retained earnings plan called for the Bank to achieve and maintain a balance of retained earnings of $200 million over time. This level was met in the first quarter of 2006. In September 2007, the Board approved a revised retained earnings policy, which includes components for market, credit, operating and accounting risk. As of December 31, 2007, the balance in retained earnings was $296.3 million; the Bank was in compliance with the revised policy. The amount of dividends the Board determines to pay out will be affected by, among other factors, the level of retained earnings recommended under this new retained earnings policy.

Derivatives and Hedging Activities

The Bank enters into interest rate swaps, swaptions, interest rate cap and floor agreements and to be announced (TBA) securities contracts (collectively known as derivatives) to manage its exposure to changes in interest rates. The Bank uses these derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve its risk management objectives. The Bank uses derivative financial instruments in several ways: (1) by designating them as a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; (2) by acting as an intermediary between members and the capital markets; or (3) in asset/liability management (i.e., an economic hedge). See Note 11 to the audited financial statements for additional information.

For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of assets and liabilities. The Bank also uses derivatives to manage embedded options in assets and liabilities; to hedge the benchmark fair value of existing assets, liabilities and anticipated transactions; to hedge the duration risk of prepayable instruments; and to reduce funding costs. To reduce funding costs, the Bank may enter into derivatives concurrently with the issuance of consolidated obligations. This strategy of issuing bonds while simultaneously entering into derivatives provides the Bank the flexibility to offer a wider range of attractively priced loans to its members. The continued attractiveness of such debt depends on price relationships in both the bond market and derivative markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. In acting as an intermediary between members and the capital markets, the Bank enables its smaller members to access the capital markets in a cost-efficient manner.

The Finance Board regulates the Bank’s use of derivatives. The regulations prohibit the trading in or speculative use of these instruments and limit credit risk arising from these instruments. The Bank typically uses derivatives to manage its interest rate risk positions and mortgage prepayment risk positions. All derivatives are recorded in the Statement of Condition at fair value.

The following tables summarize the derivative instruments, along with the specific hedge transaction utilized to manage various interest rate and other risks. The Bank periodically engages in derivative transactions classified as cash flow hedges primarily through a forward starting interest rate swap that hedges an anticipated issuance of a consolidated obligation. The Bank had no outstanding cash flow hedges as of December 31, 2007.

Derivative Transactions Classified as Fair Value Hedges

			Notional Amount
			Outstanding at
Derivative Hedging			December 31, 2007
Instrument	Hedged Item	Purpose of Hedge Transaction	(in millions)

Receive fixed, pay floating interest rate swap, with a call option	Callable fixed-rate consolidated obligation bonds	To protect against a decline in interest rates by converting the fixed-rate to a floating-rate	$20,259

Pay fixed, receive floating interest rate swap	Mid-term and long-term fixed-rate loans to members	To protect against an increase in interest rates by converting the member loan’s fixed-rate to a floating-rate	26,810

Receive fixed, pay floating interest rate swap	Noncallable fixed-rate consolidated obligation bonds	To protect against a decline in interest rates by converting the fixed-rate to a floating-rate	8,952

Pay fixed, receive floating interest rate swap, with a put option	Convertible Select loans and fixed-rate loans with put options	To protect against an increase in interest rates by converting the member loan’s fixed-rate to a floating-rate	12,808

Receive floating with a cap, pay floating interest rate swap, with call options	Callable floating-rate consolidated obligation bond with a cap	To convert the capped rate to a floating- rate	540

Forward starting pay fixed, receive floating interest rate swap	Firm commitment to enter into a fixed-rate or convertible loan at a specified future date	To protect against a change in interest rates prior to the issuance of the fixed-rate loan to member	2,088

Receive fixed-rate convertible to floating- rate with a cap, pay floating interest rate swap, with call options	Callable fixed-rate consolidated obligation bond convertible to a floating-rate with a cap	To convert the fixed-rate or capped rate to a floating-rate	170

Index amortizing receive fixed, pay floating interest rate swap	Index amortizing consolidated obligation bonds	To convert an amortizing prepayment linked debt instrument to a floating-rate	88

Derivative Transactions Classified as Economic Hedges

			Notional Amount
			Outstanding at
Derivative Hedging			December 31, 2007
Instrument	Hedged Item	Purpose of Hedge Transaction	(in millions)

Options on interest rate swaps (swaption)	Not applicable	To offset the acceleration of mortgage loan premium amortization experienced in declining interest rate environments	$1,400

Pay fixed, receive floating interest rate swap, with a put option	Not applicable	To protect against an increase in interest rates by converting the member loan’s fixed-rate to a floating-rate	85

Interest rate swaps for intermediation	Not applicable	To facilitate member access to swap instruments	8

Pay fixed, receive floating interest rate swap	Not applicable	To protect against an increase in interest rates by converting the asset’s fixed-rate to a floating-rate	40

Mortgage delivery commitments	Not applicable	Commitments to purchase a pool of mortgages	7

Competition

Loans to Members.  The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including investment banking firms, commercial banks, and brokered deposits, largely on the basis of cost. Competition may be greater in regard to larger members, which have greater access to the capital markets. As a result of disruptions in the credit and mortgage markets in the second half of 2007, the Bank experienced unprecedented loan growth.

Competition within the FHLBank System is somewhat limited; however, there may be some members of the Bank that have affiliates that are members of other FHLBanks. The Bank does not monitor in detail for these types of affiliate relationships, and therefore, does not know the extent to which there may be competition with the other FHLBanks for loans to affiliates under a common holding company structure. The Bank’s ability to compete successfully with other FHLBanks for business depends primarily on pricing, dividends, capital stock requirements, credit and collateral terms, and products offered.

Purchase of Mortgage Loans.  Members have several alternative outlets for their mortgage loan production including Fannie Mae, Freddie Mac, mortgage banker correspondent programs and the national secondary loan market. The MPF Program competes with these alternatives on the basis of price and product attributes. Additionally, a member may elect to hold all or a portion of its mortgage loan production in portfolio, potentially funded by a loan from the Bank. The Bank’s volume of conventional, conforming fixed-rate mortgages has declined as a result of a stagnant housing market, the availability of competitive products such as hybrid, adjustable-rate mortgages, which the Bank does not purchase, and the loss of a large PFI due to charter consolidation. If this trend continues, the demand for the MPF product will continue to decline.

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

The issuance of callable debt and the simultaneous execution of callable interest rate derivatives that mirror the debt have been an important source of funding for the Bank. There is considerable competition among high-credit-quality issuers in the markets for callable debt and for derivative agreements, which can raise the cost of issuing this form of debt.

Personnel

As of December 31, 2007, the Bank had 233 full-time employee positions and 6 part-time employee positions, for a total of 236 full-time equivalents, and an additional 19 contractors. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Taxation

The Bank is exempt from all federal, state and local taxation except for real estate property taxes.

Resolution Funding Corporation (REFCORP) and Affordable Housing Program (AHP) Assessments

The Bank is obligated to make payments to REFCORP in an amount of 20% of net earnings after operating expenses and AHP expenses. The Bank must make these payments to REFCORP until the total amount of payments actually made by all twelve FHLBanks is equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030. The Finance Board will shorten or lengthen the period during which the FHLBanks must make payments to REFCORP depending on actual payments relative to the referenced annuity. In addition, the Finance Board, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors used in this calculation. See Note 17 to the audited financial statements for additional information.

In addition, the FHLBanks must set aside for the AHP annually on a combined basis, the greater of an aggregate of $100 million or 10% of current year’s income before charges for AHP, but after expenses for REFCORP and restoring any interest expense related to dividends on capital stock treated as a liability under Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. See Note 16 to the audited financial statements for additional information.

Currently, combined assessments for REFCORP and AHP are the equivalent of approximately a 26.5% effective rate for the Bank. The combined REFCORP and AHP assessments for the Bank were $85.6 million, $78.3 million, and $69.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Bank also makes the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer and the Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the governance section of the “Investor Relations” link on the Bank’s website at www.fhlb-pgh.com. Printed copies of this information may be requested without charge upon written request to the Legal Department at the Bank.

Item 1A:	Risk Factors

There are many factors — several beyond the Bank’s control — that could cause results to differ significantly from the Bank’s expectations. The following discussion summarizes some of the more important factors. This discussion is not exhaustive and there may be other factors not described or factors, such as credit, market, operations, business, liquidity, interest rate and other risks, which are described elsewhere in this report (see “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations), that could cause results to differ from the Bank’s expectations. Any factor described in this report could by itself, or together with one or more other factors, adversely affect the Bank’s business operations, future results of operations, financial condition or cash flows, and, among other outcomes, could result in the Bank’s inability to pay dividends on its common stock.

Economic, Industry, Regulatory and Legislative Factors

An economic downturn, geopolitical conditions or a natural disaster, especially one affecting the Bank’s district, could adversely affect the Bank’s profitability or financial condition.

The Bank’s business and earnings are affected by general business and economic conditions in the United States and the Bank’s district. These conditions, which may also affect members’ business and results of operations, include real estate values, residential mortgage originations, short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity capital markets, and the strength of the U.S. economy and the local economies in which the Bank operates. If any of these conditions were to worsen, the Bank’s business and profitability could be adversely affected. During the second half of 2007, there were world-wide disruptions in the credit and mortgage markets and an overall downturn in the U.S. economy. If a prolonged economic downturn would occur, it could result in deterioration in the financial condition of the Bank’s members, which could cause them to become delinquent or default on their loans outstanding to the Bank. In addition, weakening real estate prices and adverse trends in the mortgage markets could reduce the value of the collateral securing these loans. In combination, these circumstances could increase the possibility of under-collateralization of the loans to members portfolio and the risk of loss. Deterioration in the mortgage markets could also impact the value of the MBS and MPF portfolios, resulting in possible other-than-temporary impairment to the MBS balances and a realized loss on the MPF loans, should the Bank be forced to liquidate the portfolio. See additional discussion in the Risk Factor entitled “The MPF Program has different risks than those related to the Bank’s traditional loan business; additionally, the Bank invests in MBS, which share similar risks to the MPF portfolio. Both could adversely impact the Bank’s profitability.”.

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

Fluctuating interest rates or the Bank’s inability to successfully manage its interest rate risk may adversely affect the Bank’s net interest income, overall profitability and the market value of its equity.

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on loans and investments and interest paid on borrowings and other liabilities, as measured by the net interest income. The Bank’s financial performance is affected by fiscal and monetary policies of the Federal government and its agencies and in particular by the policies of the Federal Reserve Board. The Federal Reserve Board’s policies, which are difficult to predict, directly and indirectly influence the yield on the Bank’s interest-earning assets and the cost of interest-bearing liabilities. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank may experience instances when either interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, or vice versa.

Fluctuations in interest rates affect profitability in several ways, including but not limited to the following:

•	Increases in interest rates may reduce overall demand for loans and mortgages, thereby reducing the ability to originate new loans, the availability of mortgage loans to purchase and the volume of MBS acquired by the Bank, which could have a material adverse effect on the Bank’s business, financial condition and profitability, and may increase the cost of funds; and

•	Decreases in interest rates typically cause mortgage prepayments to increase and may result in increased premium amortization expense and substandard performance in the Bank’s mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time. While these prepayments would reduce the asset balance, the associated debt may remain outstanding (i.e., debt overhang).

In addition, the Bank’s profitability and the market value of its equity are significantly affected by its ability to manage interest rate risks. The Bank uses a number of measures to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions include loan volumes and pricing, market conditions for the Bank’s consolidated obligations, prepayment speeds and cash flows on mortgage-related assets and others. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of equity nor can they precisely predict the impact of higher or lower interest rates on net interest income or the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. A decline in the Bank’s market value of equity could result in changes to the Bank’s retained earnings and dividend policies and a possible reduction in dividend distributions.

An inability to access the capital markets could adversely affect the Bank’s liquidity.

The Bank’s primary source of funds is the sale of consolidated obligations in the capital markets. The ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets at that time, which are beyond the Bank’s control. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on acceptable terms, if at all. If the Bank cannot access funding when needed, its ability to support and continue its operations would be adversely affected, which would negatively affect its financial condition and results of operations.

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

While no Federal legislation affecting the FHLBanks has been enacted since the GLB Act, legislation to reform the regulatory structure of the three U.S. housing GSEs, the FHLBanks, Fannie Mae and Freddie Mac, has been introduced and considered in each of the past several Congresses. In the 110th Congress, the House passed GSE reform legislation. The chairman of the Senate Banking Committee has indicated his intention to work on this legislation to create a new independent agency to oversee the safety and soundness and mission compliance of the housing GSEs.

Given the nature of the legislative process, it is impossible to predict the provisions of any final bill, whether such bill will ultimately be signed by the President and enacted into law, or if enacted, what effect such changes would have on the Bank’s business, results of operations or financial condition.

In addition to legislation described above, the FHLBanks are also governed by federal laws and regulations as adopted by Congress and applied by the Finance Board, an independent agency in the executive branch of the Federal government. The Finance Board’s extensive statutory and regulatory authority over the FHLBanks includes without limitation the authority to liquidate, merge or consolidate FHLBanks, redistrict and/or adjust equities among the FHLBanks and the Bank cannot predict if or how the Finance Board could exercise such authority in regard to any FHLBank or the potential impact of such action on members’ investment in the Bank. The Finance Board also has extensive statutory and regulatory authority over the scope of permissible FHLBank products and activities, including the authority to impose limits on FHLBank products and activities. The Finance Board supervises the Bank and establishes the regulations governing the Bank. New or modified regulations adopted by the Finance Board could have a negative effect on the Bank’s ability to conduct business, the cost of doing business and members’ investment in Bank capital stock.

On December 22, 2006, the Finance Board approved a final regulation prohibiting an FHLBank with excess capital stock (the amount of capital stock in excess of members’ minimum investment requirement) in an amount greater than one percent of its assets from issuing additional excess stock or paying stock dividends. This rule became effective on January 29, 2007. The final regulation did not establish a required minimum amount of retained earnings for the FHLBanks which had been a component of the proposed regulation issued in March 2006. The Finance Board plans to conduct a comprehensive review of the FHLBank System’s risk-based capital requirements and it is expected that the level of retained earnings will be considered in that process. As of December 31, 2007, the Finance Board has not issued any proposed regulation or notice of proposed rulemaking regarding risk-based capital requirements or retained earnings.

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

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2007, out of a total of $1,189.7 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $96.3 billion, or approximately 8.1% of the total.

In addition to their extensive and broad authority in regard to the FHLBanks as noted above, the Finance Board, in its discretion, may also require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, the Bank could incur significant liability beyond its primary obligation under consolidated obligations which could negatively affect the Bank’s financial condition and results of operations. The Bank records a liability for consolidated obligations on its Statement of Condition equal to the proceeds it receives from the issuance of those consolidated obligations. The Bank does not recognize a liability for its joint and several obligations related to consolidated obligations issued by other FHLBanks because the Bank considers the obligation a related party guarantee. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the audited financial statements in this report for further information.

On October 10, 2007, FHLBank of Chicago entered into a consensual cease and desist order (Order) with the Finance Board. Under the terms of the Order, capital stock repurchases and redemptions, including redemptions upon membership withdrawal or termination, are prohibited unless FHLBank of Chicago receives prior written approval of the Director of the Office of Supervision of the Finance Board (OS Director). The Order provides that the OS Director may approve proposed redemptions, provided that allowing the redemption would be consistent with maintaining the capital adequacy of FHLBank Chicago. Further information and the full text of the Order are available on the Finance Board’s website at www.fhfb.gov. As of December 31, 2007, FHLBank of Chicago was the primary obligor on $83.2 billion in par value of consolidated obligations.

In December 2007, Moody’s reaffirmed their AAA/Stable rating. Additionally, the Bank has not noted any discernible deterioration in consolidated obligation spreads attributable to the announcement of the Order. Management continues to perform appropriate due diligence as well as closely monitor any developments in the financial condition and regulatory status of FHLBank of Chicago.

The requirements of the above order, or the impact of other accounting, operational or regulatory issues that may occur in the future, may affect the timeliness of the FHLB System combined financial statements. Delays in publishing the combined financial statements due to various FHLBank financial restatements have not adversely affected the Bank’s cost of funds or access to the capital markets; however, future delays could have that effect.

The following table presents the most recent Standard & Poor’s and Moody’s ratings for the FHLBank System and each of the FHLBanks within the System.

	Moody’s Investor Service	Standard & Poor’s

Consolidated obligation discount notes	P-1	A-1+
Consolidated obligation bonds	Aaa	AAA

	Moody’s Senior Unsecured	S&P Senior Unsecured
	Long-Term Debt	Long-Term
FHLBank	Rating/Outlook	Debt Rating/Outlook

Atlanta	Aaa/Stable	AAA/Stable
Boston	Aaa/Stable	AAA/Stable
Chicago	Aaa/Stable	AA+/Negative
Cincinnati	Aaa/Stable	AAA/Stable
Dallas	Aaa/Stable	AAA/Stable
Des Moines	Aaa/Stable	AAA/Negative
Indianapolis	Aaa/Stable	AAA/Stable
New York	Aaa/Stable	AAA/Stable
Pittsburgh	Aaa/Stable	AAA/Stable
San Francisco	Aaa/Stable	AAA/Stable
Seattle	Aaa/Stable	AA+/Stable
Topeka	Aaa/Stable	AAA/Stable

Bank-Specific Factors

The loss of significant Bank members or borrowers may have a negative impact on the Bank’s loans and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to investors and higher borrowing costs for remaining members, all which may affect the Bank’s profitability and financial condition.

One or more significant Bank members or borrowers could withdraw their membership or decrease their business levels, which could lead to a significant decrease in the Bank’s total assets and capital. Additionally, there are instances when acquired banks are merged into banks chartered outside the Bank’s district or when a member is consolidated with an institution within the Bank’s district that is not one of the Bank’s members. Under the Act and the Finance Board’s current rules, the Bank can generally do business only with member institutions that have charters in its district. If member institutions are acquired by institutions outside the Bank’s district and the acquiring institution decides not to maintain membership by dissolving charters, the Bank may be adversely affected, resulting in lower demand for products and services and eventual redemption of capital stock. At December 31, 2007, the Bank’s five largest customers, Sovereign, GMAC Bank, ING Bank, PNC Bank, and Citicorp Trust Bank, accounted for 72.2% of its total loans to members outstanding and owned 66.7% of its outstanding capital stock. Of these members, Sovereign Bank and GMAC Bank each had outstanding loan balances in excess of ten percent of the total portfolio. If either of these members paid off their outstanding loans or withdrew from membership, the Bank could experience a material adverse effect on its outstanding loan and capital stock levels and a decrease in demand for its products and services.

In the event the Bank would lose one or more large borrowers that represent a significant proportion of its business, the Bank could, depending on the magnitude of the impact, compensate for the loss by lowering dividend rates, raising loan rates, attempting to reduce operating expenses (which could cause a reduction in service levels or products offered) or by undertaking some combination of these actions. The magnitude of the impact would depend, in part, on the Bank’s size and profitability at the time the financial institution ceases to be a borrower. See further discussion in the “Risk Management — Loan Concentration Risk” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 18 to the audited financial statements in this report.

The MPF Program has different risks than those related to the Bank’s traditional loan business; additionally, the Bank invests in MBS, which share similar risks to the MPF portfolio. Both could adversely impact the Bank’s profitability.

The Bank participates in the MPF Program with FHLBank Chicago; these mortgage loans held for portfolio assets account for 6.1% of the Bank’s total assets as of December 31, 2007 and approximately 7.9% of the Bank’s total interest income. The MPF Program, as compared to the Bank’s traditional member loan business, is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk and operational complexity than the Bank’s core loans to members business. The Bank’s MBS investments account for 12.4% of the total assets and 12.5% of the Bank’s total interest income, with the same inherent risks as noted above.

The residential mortgage origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage market. These would include, but are not limited to, the following: rising interest rates slowing mortgage originations; an economic downturn creating increased defaults and lowering housing prices; and increased innovation resulting in products that do not currently meet the criteria of the MPF Program. Any of these changes could have a negative impact on the profitability from the MPF Program; similarly, these conditions could also have a negative impact on the underlying collateral of the MBS investments.

The rate and timing of unscheduled payments and collections of principal on mortgage loans and MBS are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, restrictions on voluntary prepayments contained in the mortgage loans, the availability of lender credit and other economic, demographic, geographic, tax and legal factors. The Bank manages prepayment risk through a combination of consolidated obligation issuance and, to a lesser extent, derivatives. If the level of actual prepayments is higher or lower than expected, the Bank may experience a mismatch with a related consolidated obligation issuance, resulting in a gain or loss to the Bank. Also, increased prepayment levels will cause premium amortization to increase, reducing net interest income, and increase the potential for debt overhang.

In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased, particularly in the subprime sector. In addition, residential property values in many states have declined or, at best, remained stable, after an extended period of value appreciation. If delinquency and loss rates on mortgages continue to increase, or there is a rapid decline in residential real estate values, the Bank could experience reduced yields or losses on its MPF and MBS portfolios. Investments in the Bank’s MBS portfolio could experience an other-than-temporary impairment as described in Notes 6 and 7 to the audited financial statements in this report.

If FHLBank of Chicago changes the MPF Program or ceases to operate the Program, this would have a negative impact on the Bank’s mortgage purchase business, and, consequently, a related decrease in the Bank’s net interest margin, financial condition, and profitability. Additionally, if FHLBank of Chicago, or its third party vendors, experiences operational difficulties, either directly or through its vendors, such difficulties could have a negative impact on our financial condition and profitability.

For the MPF Plus product, Supplemental Mortgage Insurance (SMI) coverage is available for Participating Financial Institutions (PFIs) to purchase. As of December 31, 2007, Mortgage Guaranty Insurance Company and Genworth Mortgage Insurance Corp. provided 54.5% and 37.4%, respectively, of SMI coverage for MPF loans. Although historically there have been no losses claimed against an SMI insurer, if one or both of these SMI insurers were to default on their insurance obligations and losses on MPF loans were to increase, the Bank may experience increased losses.

For a description of the MPF Program, the obligations of the Bank with respect to loan losses and the PFIs obligation to provide credit enhancement, see the section entitled “Mortgage Partnership Finance Program” in Item 1. Business, and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Bank is subject to credit risk due to default which could adversely affect its profitability or financial condition.

The Bank faces credit risk on loans to members, mortgage loans, investment securities, derivatives and other financial instruments. The Bank protects against credit risk on loans to members through credit underwriting standards and collateralization. In addition, the Bank can call for additional or substitute collateral during the life of a loan to protect its security interest. The Act defines eligible collateral as certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets. All capital stock of the Bank owned by the borrower is also available as supplemental collateral. In addition, members that qualify as CFIs may pledge secured small-business, small-farm, and small-agribusiness loans as collateral for loans. The Bank is also allowed to make loans to nonmember housing associates but requires them to deliver adequate collateral.

The types of collateral pledged by members are evaluated and assigned a borrowing capacity, generally based on a percentage of its value. This value could either be based on book value or market value, depending on the nature and form of the collateral being pledged. The volatility of market prices, interest rates and indices could affect the value of the collateral held by the Bank as security for the obligations of Bank members as well as the ability of the Bank to liquidate the collateral in the event of a default by the obligor. On loans to members, the Bank’s policies require the Bank to be over-collateralized. In addition, all loans to members are current and no loss has ever been incurred in the portfolio. Based on these factors, no allowance for credit losses on loans to members is required. The Bank has policies and procedures in place to manage the collateral positions; these are subject to ongoing review, evaluation and enhancements as necessary.

The Bank offers various products under the MPF Program that are differentiated primarily by their credit risk structures. While the credit risk structure may vary, the Finance Board requires that all pools of MPF loans purchased by the Bank have the credit risk exposure equivalent of an AA rated mortgage instrument. Additionally, the Bank maintains an allowance for credit losses on its mortgage loans that management believes is adequate to absorb any probable losses incurred beyond the credit enhancements provided by its PFIs.

The Bank is also subject to risk and potential credit losses related to the BOB loan portfolio. All BOB loans are classified as nonaccrual loans. The Bank maintains an allowance for credit losses on the BOB portfolio which takes into consideration both probability of default and loss given default. Loss given default is considered to be 100%, as the BOB program has no collateral or credit enhancement requirements.

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

Changes in the Bank’s, other FHLBanks’ or other GSEs’ credit ratings may adversely affect the Bank’s ability to issue consolidated obligations and enter into derivative transactions on acceptable terms.

FHLBank System consolidated obligations have been assigned Aaa/P-1 and AAA/A-1+ ratings by Moody’s and S&P. These are the highest ratings available for such debt from an NRSRO. These ratings indicate that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal of and interest on consolidated obligations and that the consolidated obligations are judged to be of the highest quality with minimal credit risk. The ratings also reflect the FHLBanks’ status as GSEs. These ratings were not affected by rating actions taken with respect to individual FHLBanks in 2006 and 2007. The Bank’s latest ratings by Moody’s and S&P are Aaa/P-1/Stable and AAA/Stable /A-1+ respectively.

It is possible that the rating of an FHLBank or another GSE could be lowered at some point in the future, which might adversely affect the Bank’s costs of doing business, including the cost of issuing debt and entering into derivative transactions. The Bank’s current business profile, with mortgage-based assets, exposes it to a higher level of interest rate and credit risk, requiring prudent risk management.

The Bank’s costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings of one or more other FHLBanks are lowered, or if other FHLBanks incur losses. See the FHLBank ratings table in the Risk Factor entitled “The Bank is jointly and severally liable for the consolidated obligations of other FHLBanks.” for details on the FHLBanks’ ratings.

Although the credit ratings of the consolidated obligations of the FHLBanks have not been affected by actions taken in prior years, similar ratings actions or negative guidance may adversely affect the Bank’s cost of funds and ability to issue consolidated obligations and enter into derivative transactions on acceptable terms, which could negatively affect financial condition and results of operations. The Bank’s costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings assigned to the consolidated obligations were lowered from AAA.

Unexpected sizeable adverse movements in capital market conditions may result in significant mark-to-market losses.

The Bank’s investment portfolio includes a significant portfolio of held-to-maturity securities, which are reported at book value on the Statement of Condition. While securities in this portfolio may have experienced unrealized losses as a result of market conditions and interest rate movement, these losses are considered temporary. However, these securities are analyzed regularly to determine if the impairment would be considered other-than-temporary, which would result in mark-to-market adjustments that would impact the Statement of Operations and Statement of Condition. See Note 7 to the audited financial statements in this report for discussion regarding other-than-temporary impairment and the Risk Factor entitled “The MPF Program has different risks than those related to the Bank’s traditional loan business; additionally, the Bank invests in MBS, which share similar risks to the MPF portfolio. Both could adversely impact the Bank’s profitability.” for specific discussion regarding the MBS portfolio.

In addition, the Bank uses derivative instruments to attempt to reduce interest rate risk. In prior years, some of the Bank’s derivatives and hedging strategies were deemed inappropriate and resulted in significant one-sided fair value adjustments which were reflected in the Statement of Operations in those periods. More recently, the Bank has implemented strategies which have reduced the amount of one-sided fair value adjustments and the resulting impact to the Statement of Operations. However, market movements do generate volatility associated with economic derivatives and can generate ineffectiveness in the Bank’s SFAS 133 hedging strategies.

The MPF portfolio is analyzed for risk of loss through the allowance for credit losses process. However, in the event the Bank was forced to liquidate the entire portfolio, additional losses could be incurred which would adversely impact the Bank’s profitability and financial condition.

The Bank relies on internal models to manage market risk, to make business decisions and for financial accounting and reporting purposes; the Bank’s business could be adversely affected if those models fail to produce reliable and useful results.

The Bank makes significant use of business and financial models for managing risk. For example, the Bank uses models to measure and monitor exposures to interest rate and other market risks and credit risk, including prepayment risk. The Bank also uses models in determining the fair value of financial instruments for which independent price quotations are not available or reliable. The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions and products and in financial statement reporting.

Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. The Bank’s models could produce unreliable results for a number of reasons, including invalid or incorrect assumptions underlying the models or incorrect data being used by the models. The risk metrics, valuations and loan loss reserve estimations produced by our internal models may be different from actual results, which could adversely affect the Bank’s business results, cash flows, fair value of net assets, business prospects and future earnings. Changes in any models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. If the models are not reliable, the Bank could make poor business decisions, including asset and liability management decisions, or other decisions, which could result in an adverse financial impact. Further, any strategies that the Bank employs to attempt to manage the risks associated with the use of models may not be effective. See “Risk Management — The Bank’s Market Risk Model” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

The Bank’s business is dependent upon its computer information systems. An inability to process information or implement technological changes, or an interruption in the Bank’s systems, may result in lost business.

The Bank’s business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank’s products and services require a complex and sophisticated computing environment, which includes purchased and custom-developed software. Maintaining the effectiveness and efficiency of the Bank’s operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing capital expenditures. If the Bank was unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised.

In addition to internal computer systems, the Bank relies on third party vendors and service providers for many of its communications and information systems needs. Any failure, interruption or breach in security of these systems, or any disruption of service, could result in failures or interruptions in the Bank’s ability to conduct and manage its business effectively, including, and without limitation, it’s hedging and loans to members activities. While the Bank has implemented a Business Continuity Plan, there is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. Any failure or interruption could significantly harm the Bank’s customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows.

Circumstances beyond the Bank’s control could cause unexpected losses.

Operating risk is the risk of unexpected losses attributable to human error, systems failures, fraud, noncompliance with laws, regulations and the Bank’s internal Code of Conduct, unenforceability of contracts, and/or inadequate internal controls and procedures. Although management has systems and procedures in place to address each of these risks, some operational risks are beyond the Bank’s control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank.

Item 1B:	Unresolved Staff Comments

None

Item 2:	Properties

The Bank leases 118,013 square feet of office space at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 and additional office space at 1301 Pennsylvania Avenue, Washington, DC 20004; 2300 Computer Avenue, Willow Grove, Pennsylvania, 19090; 435 N. DuPont Highway, Dover, Delaware 19904; 140 Maffett Street, Wilkes Barre, Pennsylvania, 18705; and 580 and 768 Vista Park Drive, Pittsburgh, Pennsylvania 15205. The Washington, DC office space is shared with the FHLBank of Atlanta. The Vista Park Drive space is the Bank’s offsite backup facility. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the Grant Street location.

Item 3:	Legal Proceedings

The Bank is not currently aware of any pending or threatened legal proceedings against it that could have a material adverse effect on the Bank’s financial condition or results of operations.

Item 4:	Submission of Matters to a Vote of Security Holders

Under the Act, there are no matters that are submitted to shareholders for votes with the exception of the annual election of the Bank’s elected directors. The majority of the Bank’s directors are elected by and from the membership; the Bank’s regulator, the Finance Board, appoints the remainder. Voting rights and process with regard to the election of directors are set forth at 12 C.F.R. Section 915. Specifically, institutions which are members required to hold stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process. Each eligible institution may nominate representatives from member institutions in its respective state to serve three-year terms on the Board of Directors of the Bank. After the slate of nominees is finalized, each eligible institution may vote for the number of open director seats in the state in which its principal place of business is located. The Board of Directors of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election. In 2007, the nomination was conducted by mail. The election of directors was conducted electronically through a vendor with experience in administering elections. No meeting of the members was held. No director (except a director acting in his personal capacity), officer, employee, attorney, or agent of the Bank may, directly or indirectly, support the nomination or election of a particular individual for an elective directorship. Each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date.

The only matter submitted to a vote of shareholders in 2007 was the election of certain directors, which occurred in the fourth quarter of 2007. The Bank conducted this election to fill the open elective directorships for 2008 designated by the Finance Board. The election was conducted in accordance with 12 C.F.R. Section 915 as described above. Information about the results of the election was reported on Form 8-K filed on December 3, 2007, included as Exhibit 22.1 to this Annual Report on Form 10-K. With respect to the election of Pennsylvania directors, 252 Pennsylvania members were eligible to vote and 123 Pennsylvania members cast ballots. The number of nominees for the open Delaware and West Virginia seats were equal to or less than the respective number of open seats in each state and, per Finance Board rules, the nominees were deemed elected. Additional information regarding the election, including the votes cast is set forth in the Bank’s letter to members dated December 3, 2007 and filed as Exhibit 99.2 to this Annual Report on Form 10-K.

Beginning on January 1, 2008, the following directors serve on the Bank’s Board of Directors:

Dennis S. Marlo (Chair)
H. Charles Maddy, III (Vice Chair)
Patrick A. Bond
Luis A. Cortés Jr.
Walter D’Alessio
John K. Darr
David R. Gibson
Brian A. Hudson
Glenn B. Marshall
Edward J. Molnar
Sarah E. Peck
Paul E. Reichart
Patrick J. Ward

For more information on the Bank’s Board of Directors see Item 10. “Directors, Executive Officers and Corporate Governance.”

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The member financial institutions own all the capital stock of the Bank. There is no established marketplace for the Bank’s stock; the Bank’s stock is not publicly traded and may be redeemed by the Bank at par value. The members may request that the Bank redeem all or part of the common stock they hold in the Bank five years after the Bank receives a written request by a member. In addition, the Bank may repurchase shares held by members in excess of their required stock holdings at the Bank’s discretion upon one day’s notice. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock purchase requirement under the Bank’s capital plan. The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of the Bank in accordance with the capital plan. Par value of each share of capital stock is $100. As of December 31, 2007, 332 members owned Bank capital stock and 1 nonmember held capital stock. The total number of shares of capital stock outstanding as of December 31, 2007 was 39,986,613, of which members held 39,986,414 shares and the nonmember held 199 shares. Member stock includes 38,992 shares held by one institution which has given notice of withdrawal effective April 2010 and 100 shares of another institution which is in receivership and has also submitted a withdrawal notice.

The Bank’s cash dividends declared in each quarter are reflected in the table below.

(in thousands)
Quarter	2007	2006

First	$49,246	$24,014
Second	46,047	42,322
Third	45,843	42,500
Fourth	54,233	41,328

See the “Capital Resources — Dividends” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for information concerning restrictions on the Bank’s ability to pay dividends and the Bank’s current dividend policy.

See Note 18 to the audited financial statements for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6:	Selected Financial Data

The following tables should be read in conjunction with the financial statements and related notes and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, each included in this report.

The Statement of Operations data for the three years ended December 31, 2007, 2006, and 2005, and the Statement of Condition data as of December 31, 2007 and 2006, are derived from the audited financial statements included in this report. The Statement of Operations data for the years ended December 31, 2004 and 2003, and the Condensed Statement of Condition data as of December 31, 2005, 2004 and 2003, are derived from the restated financial statements included within the Bank’s registration statement on Form 10, as amended.

Statement of Operations

	Year Ended December 31,
(in thousands, except per share data)	2007	2006	2005	2004	2003

Net interest income before provision (benefit) for credit losses	$367,018	$344,330	$309,543	$299,770	$278,730
Provision (benefit) for credit losses	1,497	2,248	2,089	308	(6,575)
Other income, excluding net gain (loss) on derivatives and hedging activities	7,210	6,593	3,217	4,678	4,421
Net gain (loss) on derivatives and hedging activities	10,813	7,039	4,185	(106,327)	(158,005)
Other expense	61,118	60,916	53,726	45,798	38,225

Income before assessments	322,426	294,798	261,130	152,015	93,496
Assessments	85,574	78,336	69,325	42,948	24,805

Income before cumulative effect of change in accounting principle	236,852	216,462	191,805	109,067	68,691
Cumulative effect of change in accounting principle(1)	—	—	—	9,788	—

Net income	$236,852	$216,462	$191,805	$118,855	$68,691

Earnings per share(2)	$6.98	$6.76	$6.72	$4.53	$2.99

Dividends	$195,369	$150,164	$80,516	$44,310	$50,182
Weighted average dividend rate(3)	5.96%	4.69%	2.82%	1.69%	2.20%
Return on average capital	6.47%	6.29%	6.41%	4.46%	3.01%
Return on average assets	0.29%	0.29%	0.29%	0.20%	0.13%
Net interest margin(4)	0.45%	0.47%	0.47%	0.52%	0.55%
Total capital ratio (at period-end)(5)	4.23%	4.70%	4.47%	4.52%	4.39%
Total average capital to average assets	4.44%	4.58%	4.52%	4.58%	4.42%

Notes:

(1)	The Bank changed its method of amortizing and accreting deferred premiums and discounts on MBS and MPF loans as of June 30, 2004, and September 30, 2004, respectively. These changes were applied retroactively as of January 1, 2004. These changes resulted in cumulative income effects of $263 thousand for the MBS and $9.53 million for the MPF loans that are reflected in the Statement of Operations for the year ended December 31, 2004.
(2)	Earnings per share calculated based on net income.
(3)	Weighted average dividend rates are calculated as annualized dividends paid in the period divided by the average capital stock balance outstanding during the period on which the dividend is based (i.e., in 2007 quarterly dividends are based on the prior quarter average capital stock balance outstanding).
(4)	Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.
(5)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at year-end.

Condensed Statement of Condition

	December 31,
(in thousands)	2007	2006	2005	2004	2003

Loans to members	$68,797,522	$49,335,377	$47,492,959	$38,980,353	$34,662,219
Investments — Federal funds sold, interest-bearing deposits and investment securities(1)	24,751,881	19,994,932	16,945,821	12,929,857	9,994,951
Mortgage loans held for portfolio, net	6,219,736	6,966,345	7,651,914	8,644,995	8,015,647
REFCORP receivable	—	—	—	—	7,605
Total assets	101,190,356	77,376,458	72,898,211	61,068,598	53,158,472
Deposits and other borrowings(2)	2,452,473	1,433,889	1,100,488	1,067,843	1,388,223
Consolidated obligations, net(3)	93,298,474	71,472,618	67,723,337	56,235,449	47,878,708
AHP payable	59,912	49,386	36,707	20,910	12,914
REFCORP payable	16,677	14,531	14,633	3,363	—
Capital stock — putable	3,994,732	3,384,358	3,078,583	2,695,802	2,341,627
Retained earnings	296,260	254,777	188,479	77,190	2,645
Total capital	4,284,688	3,633,974	3,259,546	2,761,324	2,334,485

Notes:

(1)	None of these securities were purchased under agreements to resell.

(2)	Includes mandatorily redeemable capital stock.

(3)	Aggregate FHLB System-wide consolidated obligations (at par) were $1,189.7 billion, $952.0 billion, $937.5 billion, $869.2 billion and $759.5 billion at December 31, 2007 through 2003, respectively.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the years ended December 31, 2007, 2006 and 2005, which should be read in conjunction with the Bank’s audited financial statements and notes included in this report.

Summary of Financial Results

The Bank’s net income totaled $236.8 million for full year 2007, compared to $216.5 million for full year 2006. This $20.3 million, or 9.4%, increase was driven mainly by higher net interest income, which increased $22.6 million, or 6.6%. Increases in interest income on the investments and loans to members portfolio were partially offset by higher interest expense on consolidated obligations. Additional details are discussed more fully below.

Weighted Average Dividend Rate.  Because members may purchase and redeem their Bank capital stock shares only at par value, management regards quarterly dividend payments as an important vehicle through which a direct investment return is received. The Bank’s dividend rate averaged 5.96% in 2007 compared to 4.69% in 2006. All dividend payments are subject to the approval of the Board. The amount the Board determines to pay out will be affected by, among other factors, the level of retained earnings required under the new retained earnings policy, approved in September 2007. See the “Capital Resources” discussion in Item 1. Business for additional information. Retained earnings were $296.3 million at December 31, 2007, compared to $254.8 million at December 31, 2006, an increase of $41.5 million, or 16.3%.

Key Determinants of Financial Performance

Many variables influence the financial performance of the Bank. Key among those variables are the following: (1) Earnings on Capital; (2) Net Interest Spread; (3) Leverage; (4) Duration and Market Value of Equity (MVE) Volatility; (5) Interest Rates and Yield Curve Shifts; and (6) Credit Spreads. Any discussion of the financial condition and performance of the Bank must necessarily focus on the interrelationship of these six factors. Key statistics regarding five of these six factors are presented in the table below; in addition, each are discussed in detail in the following table. The sixth factor, Credit Spreads, is discussed in the paragraph immediately following the table.

	2007	2006	2005

Earnings on Capital
Average capital balance (in millions)	$3,664	$3,440	$2,995
Impact of net noninterest-bearing funds to net interest margin	0.21%	0.22%	0.17%
Average six-month U.S. Treasury bill yield for the year	4.59%	4.98%	3.49%

Net Interest Spread
Net interest spread	0.24%	0.25%	0.30%
Net interest margin	0.45%	0.47%	0.47%

Leverage
Assets to capital ratio at December 31	23.6 times	21.3 times	22.4 times

Duration and Market Value of Equity Volatility
Duration of equity at December 31 in the base case	4.2 years	2.0 years	2.7 years
Market value of equity at December 31, 2007 in the base case	$3,670	$3,442	$3,105

Interest Rates and Yield Curve Shifts
Average ten-year U.S. Treasury note yield	4.63%	4.79%	4.28%
Net mortgage loan premium at period-end (in thousands)	$43,201	$52,491	$69,611

Credit Spreads.  2007 was a volatile year for credit spreads. Increased delinquencies on subprime mortgages were the initial indicator of the credit and liquidity crisis that occurred in mid to late 2007; credit spreads widened and the universe of mortgage lenders contracted due to bankruptcies and brokers exiting the business. Banks became reluctant to lend to one another, there was a reduction in the liquidity of the asset-backed commercial paper market, and securitization of MBS basically came to a halt. From year-end 2006 to year-end 2007, mortgage spreads widened significantly. For example, 30- year agency pass-throughs widened approximately 40 basis points, agency hybrids widened 55 to 75 basis points, and private label hybrids widened approximately 155 basis points.

The widening of mortgage spreads also impacted the Bank’s duration of equity and MVE volatility. This was due to the magnitude of the change in mortgage spreads, which far exceeded the movement in the Bank’s funding spread.

Earnings on Capital.  Member institutions held $4.0 billion in capital stock in the Bank at December 31, 2007 and $3.7 billion on average throughout the year. This capital is a source of funding for the Bank’s asset portfolios. Generally, the maturities of the Bank’s assets are short-term in nature, have interest rate resets that refer to short-term interest rates, or have been hedged with derivatives in which a short-term interest rate is received. As a result, the yield on the investment of the Bank’s capital reflects short-term interest rates. Earnings on capital are a major component of net interest income in absolute terms and will rise or fall with prevailing short-term interest rates, assuming constant capital levels. The Bank’s earnings on capital reflect the contribution of net noninterest-bearing funds to the net interest margin. This impact is calculated as the difference between the net interest margin and the net interest spread. The Bank monitors this impact as a part of the net interest margin evaluation. As noted above, the impact of the net noninterest-bearing funds can represent a significant portion of the net interest margin, ranging from 17 to 22 basis points over the three years ended 2007.

The Bank strives to earn a return on capital that is attractive relative to short-term interest rates. If rates are trending downward, the Bank’s net income will trend downward, as will the earned dividend rate, due to lower earnings on capital. The opposite will occur if rates are trending upward. Short-term rates trended upward in the first half of 2006, held steady through mid-2007, then declined sharply in the second half of 2007. Excluding other effects, rising short-term rates into 2006 had the effect of increasing the Bank’s net interest income due to the wider spread earned on capital; falling short-term rates in the second half of 2007 had the opposite effect.

Net Interest Spread.  Earnings on capital represent one of two components in the Bank’s net interest margin. The other component is the net interest spread that the Bank earns between the yield on interest-earning assets and the cost of interest-bearing liabilities. These liabilities included $2.4 billion in member deposits and $93.3 billion in consolidated obligation bonds and discount notes at December 31, 2007. Because of the Bank’s GSE status and the joint and several obligation of the twelve FHLBanks for consolidated obligations, the Bank is able to issue debt at spreads to the U.S. Treasury yield curve which are typically narrower than non-GSE issuers. This spread advantage is a strategic competitive advantage for the Bank. FHLBank debt spreads to U.S. Treasuries remained narrow for the first half of 2007; later in 2007, these spreads widened significantly, as did credit spreads, in reaction to the disruptions in the credit and mortgage markets.

The Bank deploys its GSE-priced funding in three broad categories of assets. First, as a ready source of liquidity for members, the Bank maintains ample liquid asset portfolios of various money market investments that can be promptly converted into cash to meet member loan demand. Because these liquid assets are short-term in nature and of high asset quality, spreads between these assets and consolidated obligation funding are generally narrow, sometimes as low as six basis points or less.

A second asset category is loans to members, which totaled $68.8 billion at December 31, 2007, and represented 68.0% of total assets. In order to maximize the value of membership, the Bank strives to price its loans at levels that members will find not only competitive, but advantageous relative to their other sources of wholesale funding. Typically, the aggregate spread on the Bank’s loan portfolio averages approximately 12 to 40 basis points over the Bank’s cost of funds. In effect, members borrow from the Bank at levels comparable to where a AA rated financial institution could borrow in the capital markets.

The recent credit and mortgage markets disruptions have contributed to a dramatic increase in members’ borrowings. Conditions in the credit markets resulted in a reduction in purchases of MBS and other debt issued by banks that could have subprime exposure. Therefore, instead of originating and securitizing mortgage loans, some of the Bank’s members have been retaining the loans and funding them with borrowings from the Bank. Additionally, the commercial paper and repurchase agreement markets have been less liquid as well, causing members to turn to the Bank for funding to accommodate short-term liquidity needs. During the past year, the Bank also implemented a new pricing philosophy for the loans to members portfolio. This philosophy was designed to lower the pricing on loans to members. The Bank believes this change in pricing also drove a portion of the increase in loans to members, while at the same time contributed to a compression in net interest spread, which was anticipated.

The Bank holds a third segment of its assets in mortgage-based investments. Mortgage-based investments are deemed to be consistent with the Bank’s housing mission and produce wider spreads against consolidated obligation funding. At December 31, 2007, the Bank held $12.6 billion in MBS, representing 12.4% of the Bank’s total assets. A second category of mortgage-based assets held by the Bank is originated through the MPF Program. At December 31, 2007, MPF loans totaled $6.2 billion and represented 6.1% of the Bank’s assets. In terms of financial performance and impact on spread, MPF is similar to MBS in that the Bank expects to earn a wider spread on MPF loans in order to enhance the weighted average net interest spread on total assets.

The Bank’s spread between asset yields and the cost of underlying funds is an area of keen focus for management. While earnings on capital are driven by market interest rates, the spread that the Bank earns between interest-earning assets and interest-bearing liabilities is determined by several factors. These factors include, but are not limited to, the amount, timing, structure and hedging of its debt issuance and the deployment of funds in loans to members or in attractive investment opportunities as they arise. With respect to investments, 2007 was an especially challenging year, as the market disruptions led to widening spreads on agencies and a reduction in liquidity in the mortgage issuance sector. The Bank must maintain balance sheet liquidity for which the cost is holding a portfolio of lower-yielding assets. Management is also challenged to find and position investment assets that conform to standards of AAA- or AA- rated credit quality while respecting limits on interest rate risk exposure. Despite these challenges, the Bank exceeded internal expectations regarding the growth of the investment securities portfolio in 2007.

Leverage.  Under the GLB Act, the Bank is required at all times to maintain a ratio of regulatory capital-to-assets at a level of four percent or higher. The reciprocal of this ratio, known as leverage, is the ratio of assets to capital and cannot exceed 25 times. The degree of leverage that the Bank maintains directly affects the Bank’s resulting return on capital and, therefore, its dividend-paying capacity. The higher the degree of leverage, the higher the potential return on capital that the Bank can achieve. The size of the Bank’s balance sheet is heavily impacted by the volume of the loans to members portfolio. In the second half of 2007, as other avenues of funding to some members were cut off as a result of the credit and mortgage market disruptions, members turned to the Bank to borrow. Since the leverage limit of 25 times capital cannot be exceeded, it is necessary as a practical matter for the Bank to operate at a lower degree of leverage to allow for the day-to-day flow of assets and funds. Management strives to maintain leverage generally in a range of 21 times to 24 times capital. This serves to optimize the Bank’s return on capital within applicable regulatory limits. The Bank was able to maintain a leverage ratio within the acceptable range in part due to higher capital stock balances. The Bank’s leverage increased from 21.3 times for 2006 to 23.6 times for 2007 as the 30.8% growth in total assets, driven by loans to members, outpaced the 17.9% growth in capital. While capital stock activity is directly dependent on the change in the volume in the loans to members portfolio, there is not a one-for-one match in growth between the two. From 2005 to 2006, the leverage ratio decreased from 22.4 times to 21.3 times. Capital increased 11.5% in the comparison, while assets only increased 6.1%. The impact of paydowns on loans at the end of 2006 was reflected in the December 31, 2006 asset balance; however, the excess stock related to those loan balances was not repurchased until the following month.

Duration and Market Value of Equity Volatility.  The Bank uses various metrics to measure, monitor and control its interest rate risk exposure. Policies on interest rate risk management established by the Board focus on duration of equity and MVE volatility as key measurements and control devices for managing and reporting on the Bank’s exposure to changing interest rate environments. Under Board policy, the Bank must maintain a base case duration of equity within +/-4.5 years, and in shock cases of +/-200 basis points, within +/-7 years; for MVE volatility, the Bank must maintain a limit of -5.0% (-4.0% for the mortgage portfolios) or less in a +/-100 basis point rates scenario. It is the intent of the Board and management to maintain a comparatively low interest rate risk profile. The Bank’s liquid asset portfolios, because of their short-term maturity, do not expose the Bank to meaningful interest rate risk. The Bank’s member loan portfolio is hedged to a relatively balanced interest rate risk position. The interest rate risk in the Bank’s balance sheet is principally located in the MBS and MPF portfolios and their associated funding. These mortgage portfolios may be short-funded to a degree, giving rise to duration risk. Because of the extension and prepayment risk inherent in mortgage assets, the mortgage portfolios are also the principal source of convexity risk in the Bank. The Bank’s mortgage assets are funded with consolidated obligations. As a result, the mortgage portfolios are also subject to basis risk, that is, the risk that mortgage spreads and agency spreads do not move correspondingly.

The flow of assets, funding and capital in the Bank causes the Bank’s duration of equity and MVE volatility positions to fluctuate on a daily basis. Rising interest rates exert upward pressure on the Bank’s duration of equity and MVE volatility, while falling rates tend to have the opposite effect. In a rising interest rate environment, generally associated with a strong economy, the Bank’s financial performance may improve due to higher earnings on capital, widening net interest spreads and growing loan demand. Yet these positive influences will be offset to some degree because the same economic circumstances increase the Bank’s duration of equity and create a need to reduce this exposure. In a falling rate environment, typical of a weakening economy, duration of equity and MVE volatility typically decline. This reduces the Bank’s duration and the costs of policy compliance, but this benefit may be offset by declining earnings on capital.

In 2007, interest rates in the two- to ten-year portion of the yield curve declined and the curve steepened, with two-year Treasury rates down 174 basis points and ten-year Treasury rates down 66 basis points from where they started at the beginning of the year. In addition, as subprime concerns rose in 2007, credit spreads widened significantly, especially mortgage spreads, exposing the Bank to basis risk. These basis changes, which are difficult to hedge, had a significant negative impact on the Bank’s duration of equity and MVE volatility in 2007. The incremental costs of hedging duration, convexity and MVE volatility, and to a lesser extent, basis risk, by issuing fixed-rate debt or purchasing option contracts have the impact of reducing the Bank’s earnings. The last half of 2007 was characterized by falling rates due to credit concerns related primarily to the deterioration of subprime mortgage investments.

See “Risk Management — Quantitative Disclosures Regarding Market Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of Duration of Equity and MVE Volatility.

Interest Rates and Yield Curve Shifts.  Another important determinant in the financial performance of the Bank involves shifting movements in the yield curve. The Bank’s earnings are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. As a rule, flattening of the yield curve tends to compress the Bank’s net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spread.

The performance of the Bank’s portfolios of mortgage assets is particularly affected by shifts in the ten-year maturity range of the yield curve, which is the point that heavily influences mortgage pricing and refinancing trends. Changes in the shape of the yield curve, particularly the portion that drives fixed-rate residential mortgage yields, can also have a pronounced effect on the pace at which borrowers refinance to prepay their existing loans. Since the Bank’s mortgage loan portfolio is composed of fixed-rate mortgages, changes in the yield curve can have a significant effect on earnings. Under normal circumstances, when rates decline, prepayments increase, resulting in a shorter average loan life which can cause an accelerated accretion/amortization of any associated premiums or discounts. In addition, when higher coupon mortgage loans prepay at a faster pace, the resulting aggregate yield on the remaining loan portfolio declines. In the latter half of 2007, rates declined but mortgage prepayments did not accelerate, as mortgage spreads widened and liquidity for subprime and jumbo mortgages dried up.

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

Key Business Strategies and 2008 Outlook

The Bank developed a 2008 operating plan with goals directed at expanding the existing business mix and maximizing the potential for ongoing future growth. These goals include the following focal points: (1) Member Loans and Services; (2) Member Value; (3) Community Investment and Economic Development; and (4) Enhanced Technology and Modeling Infrastructure.

Member Loans and Services.  This concept continues the customer-centric focus strategic goal initiated in 2007. The Bank continually strives to identify new opportunities to grow the loans to members portfolio and portfolio-related activity, recognizing the importance of the members, both as customers and stockholders.

Within this area, the 2008 operating plan includes several specific goals. First is a commitment to grow current advance balances to further penetrate the market. This includes recruiting new institutions for membership, such as insurance companies, and restructuring pricing on loans to members to create value for the member. In addition, the Bank plans to address the types and weighting of collateral accepted, to broaden the ability for members to borrow while still maintaining adequate controls and protecting the Bank’s assets. A second goal addresses the desire to increase the number of Participating Financial Institutions (PFIs) in the MPF Program. A third imperative supports an increase in member transactions using the Bank4Banks online borrowing tool, which provides an easy and efficient tool for members to perform transactions and manage accounts. A final goal addresses the increase of safekeeping assets held under custody; this provides a competitively priced, reliable custodial service for members and can be managed through Bank4Banks.

While working towards these goals to improve the products and services offered to members, management will remain focused on its most important mission — ensuring that the Bank is poised and prepared to ensure a reliable flow of liquidity to its members and the communities they serve in all market cycles.

Member Value.  Because Bank members are both customers and stockholders, management views member value as both competitively priced products and a suitable dividend. The Bank must deliver both components, while protecting the stockholders’ investment and supporting community development. The dividend is driven in part on the profitability of the Bank; in an effort to maximize this component, management continues to address ways to manage expense growth while providing desired products and pricing.

Community Investment and Economic Development.  The Bank’s mission includes focus on providing programs for affordable housing and community development. In addition, Bank management provides leadership and opportunities for members to bring about sustainable economic development within their communities.

Imperatives within this area include launching the Blueprint Communities Initiative in Delaware, expanding member participation in the FHLBank programs and marketing the community investment products and services to emerging communities.

Enhanced Technology and Modeling Infrastructure. Infrastructure is a necessary foundation for continued success in the current business environment. Management is committed to providing the necessary technology resources to address changing business and regulatory needs, while still prudently managing costs. This strategic goal focus is on improving processes regarding resource allocation and project prioritization through the Project Management Office (PMO) and enhancing internal modeling and analysis tools to improve portfolio and risk management.

Net Interest Income

The following table summarizes the interest income or interest expense, related yields and rates paid and the average balance for each of the primary balance sheet classifications as well as the net interest margin for each of three years ended December 31.

Average Balances and Interest Yields/Rates Paid

	Year Ended December 31,

	2007			2006			2005
		Interest	Avg.		Interest	Avg. Yield/		Interest	Avg. Yield/
	Average	Income/	Yield/Rate	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold(1)	$3,873	$195	5.04	$4,324	$219	5.06	$1,744	$57	3.28
Interest-bearing deposits	4,439	237	5.36	3,527	179	5.07	1,711	62	3.60
Investment securities(2)	12,929	642	4.96	11,904	558	4.69	9,706	402	4.14
Loans to members	53,375	2,866	5.37	46,809	2,435	5.20	44,225	1,529	3.46
Mortgage loans held for portfolio(3)	6,558	338	5.15	7,330	372	5.08	8,312	402	4.83

Total interest-earning assets	81,174	4,278	5.27	73,894	3,763	5.09	65,698	2,452	3.73
Allowance for credit losses	(7)			(6)			(5)
Other assets(3)	1,313			1,230			613

Total assets	$82,480			$75,118			$66,306

Liabilities and capital
Deposits	$1,526	75	4.93	$1,216	58	4.78	$1,060	31	2.90
Consolidated obligation discount notes	22,118	1,106	5.00	13,190	655	4.97	16,410	528	3.22
Consolidated obligation bonds	54,074	2,728	5.05	56,177	2,704	4.81	44,858	1,579	3.52
Other borrowings	31	2	6.03	29	2	7.51	120	4	3.00

Total interest-bearing liabilities	77,749	3,911	5.03	70,612	3,419	4.84	62,448	2,142	3.43
Other liabilities	1,067			1,066			863
Total capital	3,664			3,440			2,995

Total liabilities and capital	$82,480			$75,118			$66,306

Net interest spread			0.24			0.25			0.30
Impact of net noninterest-bearing funds			0.21			0.22			0.17

Net interest income/net interest margin		$367	0.45		$344	0.47		$310	0.47

Average interest-earning assets to interest-bearing liabilities	104.4%			104.6%			105.2%

Notes:

(1)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.

(2)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of trading investment securities and available-for-sale investment securities represent fair values. The related yield, however, is calculated based on cost.

(3)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.

As noted above, the Bank experienced increases in interest-earning assets, interest-bearing liabilities as well as overall yields and rates paid in 2007 compared to 2006. Net interest income increased $23 million, as the increase in interest income more than offset the increase in interest expense. Additional details and analysis regarding the shift in the mix of these categories is included in the Rate/Volume Analysis section below. The net interest margin decreased 2 basis points to 0.45%; this was reflected by a one basis point decline each in the net interest spread and the impact on noninterest-bearing funds.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2007 and 2006 and between 2006 and 2005.

	2007 Compared to 2006			2006 Compared to 2005

(in millions)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income due to:
Federal funds sold	$(23)	$(1)	$(24)	$85	$77	$162
Interest-bearing deposits	46	12	58	65	52	117
Investment securities	48	36	84	91	65	156
Loans to members	342	89	431	89	817	906
Mortgage loans held for portfolio	(39)	5	(34)	(48)	18	(30)

Total	374	141	515	282	1,029	1,311
Increase (decrease) in interest expense due to:
Deposits	15	2	17	4	23	27
Consolidated obligation discount notes	444	7	451	(104)	231	127
Consolidated obligation bonds	(101)	125	24	399	726	1,125
Other borrowings	—	—	—	(3)	1	(2)

Total	358	134	492	296	981	1,277

Increase (decrease) in net interest income	$16	$7	$23	$(14)	$48	$34

Average interest-earning assets for 2007 increased $7.3 billion, or 9.9%, from 2006. In 2007, the Bank experienced unprecedented growth in the loans to members portfolio, with average balances increasing $6.6 billion, or 14.0%, which drove the overall increase in average interest-earning assets. The increase in the loans to members portfolio occurred in the second half of the year, primarily due to instability in the credit market, which resulted in increased demand from members for additional sources of liquidity. In addition, increases in average interest-bearing deposits and investment securities were somewhat offset by a decrease in Federal funds sold and the continuing decline of the mortgage loan portfolio.

The decreases in full-year average Federal funds sold from 2006 to 2007 totaled $451 million, or 10.4%; the related impact to interest income for this category was a decrease of $24 million. The income decline year over year was volume-driven, as yields were basically flat in the comparison. The increase in full-year average interest-bearing deposits from 2006 to 2007 totaled $912 million, or 25.9%; the related impact to interest income for this category was an increase of $58 million, driven primarily by volume, though yields also increased 29 basis points in the comparison. The combination of the balances in these two categories reflects the Bank’s continued strategy to maintain a strong liquidity position in short-term investments, in order to meet members’ loan demand, and, to a lesser extent, to ensure compliance with the Federal Reserve Daylight Overdraft Policy (Overdraft Policy), which became effective in the third quarter of 2006.

The increase in the full-year average investment securities portfolio from 2006 to 2007 was $1.0 billion, or 8.6%; correspondingly, the interest income on this portfolio increased $84 million, driven both by volume and rates. The amount of MBS securities the Bank may purchase is dictated in part by regulatory limitations relative to capital levels. Due to the increase in the loans to members portfolio, capital also increased. This provided additional opportunity for MBS purchases during 2007. The investment securities portfolio includes both available-for-sale and held-to-maturity securities, the majority of which is held-to-maturity. For further discussion, see “Risk Management - Credit and Counterparty Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The full-year average loans to members portfolio reflected a significant increase from 2006 to 2007 comparisons, as noted above. The corresponding increase in interest income on this portfolio was $431 million, which was primarily volume-driven. Specific mix changes within the portfolio are discussed more fully below under Loans to Members Portfolio Detail.

The mortgage loans held for portfolio balances continued to decline in year-over-year comparison, decreasing $772 million, or 10.5%, from 2006 to 2007. The related interest income on this portfolio declined $34 million. The volume of mortgages available to be purchased from members has declined due in part to the charter consolidation of National City Bank, as successor by merger to National City Bank of Pennsylvania, which was formerly the Bank’s largest provider of mortgages. This lack of purchase activity, coupled with the run-off of the existing portfolio, has resulted in a continued decline in the overall portfolio, which more than offset a slight increase of 7 basis points in the overall yield.

The consolidated obligations portfolio has seen a shift in the year-over-year comparison in terms of composition between discount notes and bonds. The full-year 2007 discount notes average balance increased $8.9 billion, or 67.7%, compared to the full-year 2006 average balance, while the full-year 2007 bonds balance decreased $2.1 billion, or 3.7%, compared to the prior year. This shift in the portfolio is consistent with the shift experienced in the loans to members portfolio towards shorter-term borrowing by members.

Full year interest expense on discount notes increased $451 million from 2006 to 2007. The increase was almost entirely volume-driven, as rates paid on discount notes only increased 3 basis points year over year. Interest expense on bonds increased $24 million year over year. The decrease in volume was more than offset by a 24 basis point increase in rates paid on bonds.

2006 compared with 2005

Net interest income increased $34 million, or 11.2%, to $344 million for 2006. Although average interest-earning assets and interest-bearing liabilities increased 12.5% and 13.1%, respectively, compared to 2005, the increase was primarily rate driven, as noted in the Rate/Volume table above. The net interest margin remained flat at 0.47%. The increase in interest-earning assets was driven by increases in investments, Federal funds sold, interest-bearing deposits and loans to members. The Bank focused on increasing liquidity through short-term investments; the Bank invested in short-term liquid assets when short-term rates were increasing, resulting in an increase to interest income due to both volume and rates. Increases in the investment portfolio balances, as well as increases in the overall portfolio yields and related interest income, were driven primarily by increases in the MBS portfolio. Interest income from the loans to members portfolio was primarily rate driven. The portfolio experienced a fundamental shift from 2005 to 2006 in the type of loans demanded by the Bank’s members, with an increase in longer-term loans with slightly higher interest rates. Offsetting the increase in interest income was an increase in interest expense related to both discount notes and bonds. During 2006, the composition of the consolidated obligation portfolio shifted from shorter-term discount notes to longer-term bonds; this shift coincided with the shift in the loans to members portfolio. Interest expense on both discount notes and bonds was primarily rate driven, although the increase in volume on bonds was also a contributing factor; the decline in volume on discount notes partially offset these increases.

Loans to Members Portfolio Detail:

	Average Balances
	Year Ended December 31,		Change 2007 vs. 2006

(in millions)
Product	2007	2006	$	%

RepoPlus	$8,230.6	$4,679.3	$3,551.3	75.9
Mid-Term RepoPlus	22,604.3	20,412.4	2,191.9	10.7
Term Loans	10,511.9	10,518.5	(6.6)	(0.1)
Convertible Select	8,802.9	9,718.5	(915.6)	(9.4)
Hedge Select	70.4	75.8	(5.4)	(7.1)
Returnable	3,077.0	1,601.9	1,475.1	92.1

Total par value	$53,297.1	$47,006.4	$6,290.7	13.4
Discount on AHP loans to members	(1.4)	(1.6)	0.2	12.5
Deferred prepayment fees	(0.2)	(0.3)	0.1	33.3
SFAS 133 hedging adjustment	79.8	(195.4)	275.2	n/m

Total book value	$53,375.3	$46,809.1	$6,566.2	14.0

As noted above, the Bank experienced unprecedented growth in the loans to members in 2007 compared to 2006. The largest impacts on the increase in the average loans to members portfolio were in the RepoPlus and Mid-Term RepoPlus products. Current credit and mortgage markets conditions have resulted in uncertainty in the mortgage-backed securities and commercial paper markets, which has resulted in members increasing their usage of Bank funding.

Current full-year average balances in both the RepoPlus and Mid-Term RepoPlus products reflect a shift in members’ borrowings, including significant overnight funding by several of the Bank’s larger customers. The year-over-year comparisons also reflected an increase in the Returnable product, due primarily to the activity of one member. In addition, the relatively lower level of longer-term fixed rates and the cost of purchasing prepayment options in this market environment are of greater value to the member than the selling of the optionality feature within the Convertible Select product.

As of December 31, 2007, 45.4% of the par value of loans in the portfolio had an original maturity of one year or less. Details of the portfolio components are included in Note 8 to the audited financial statements in this report.

The ability to grow the loans to members portfolio may be affected by, among other things, the following: (1) the Bank’s liquidity position and how management chooses to fund the Bank; (2) housing market trends; (3) current, as well as future, credit market conditions; (4) the shape of the yield curve; and (5) the liquidity demands of several large borrowers. These factors will always affect the Bank’s ability to grow the loans to members portfolio in the current environment. The Bank accepts various forms of collateral including, but not limited to, investment securities and residential mortgage loans. In light of recent market conditions, the Bank recognizes that there is the potential for an increase in the credit risk of the portfolio. However, the Bank continues to monitor its collateral position and the related policies and procedures, to ensure adequate security interest; the Bank believes it is fully secured as of December 31, 2007. For more information on collateral, see the “Collateral” discussion in Item 1. Business of this report.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for each of the years ended December 31, 2007, 2006 and 2005. Derivative and hedging activities are discussed below in the other income (loss) section.

2007

			Avg.		Avg.
		Interest Inc. /	Yield/	Interest Inc. /	Yield/		Incr./
		Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Average Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Loans to members	$53,375	$2,866	5.37	$2,652	4.97	$214	0.40
Mortgage loans held for portfolio	6,558	338	5.15	342	5.20	(4)	(0.05)
All other interest-earning assets	21,241	1,074	5.06	1,074	5.06	—	—

Total interest-earning assets	$81,174	$4,278	5.27	$4,068	5.01	$210	0.26

Liabilities and capital Consolidated obligation bonds	$54,074	$2,728	5.05	$2,592	4.79	$136	0.26
All other interest-bearing liabilities	23,675	1,183	5.00	1,183	5.00	—	—

Total interest-bearing liabilities	$77,749	$3,911	5.03	$3,775	4.85	$136	0.18

Net interest income/net interest spread		$367	0.24	$293	0.16	$74	0.08

2006

			Avg.		Avg.
		Interest Inc. /	Yield/	Interest Inc. /	Yield/		Incr./
		Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Average Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Loans to members	$46,809	$2,435	5.20	$2,206	4.71	$229	0.49
Mortgage loans held for portfolio	7,330	372	5.08	376	5.14	(4)	(0.06)
All other interest-earning assets	19,755	956	4.84	956	4.84	—	—

Total interest-earning assets	$73,894	$3,763	5.09	$3,538	4.79	$225	0.30

Liabilities and capital
Consolidated obligation bonds	$56,177	$2,704	4.81	$2,474	4.40	$230	0.41
All other interest-bearing liabilities	14,435	715	4.96	715	4.96	—	—

Total interest-bearing liabilities	$70,612	$3,419	4.84	$3,189	4.52	$230	0.32

Net interest income/net interest spread		$344	0.25	$349	0.27	$(5)	(0.02)

2005

					Avg.
		Interest Inc. /	Avg.	Interest Inc./ Exp.	Yield/		Incr./
		Exp. with	Yield/ Rate	without	Rate	Impact of	(Decr.)
(dollars in millions)	Average Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Loans to members	$44,225	$1,529	3.46	$1,724	3.90	$(195)	(0.44)
Mortgage loans held for portfolio	8,312	402	4.83	411	4.94	(9)	(0.11)
All other interest-earning assets	13,161	521	3.96	521	3.96	—	—

Total interest-earning assets	$65,698	$2,452	3.73	$2,656	4.04	$(204)	(0.31)

Liabilities and capital
Consolidated obligation bonds	$44,858	$1,579	3.52	$1,675	3.74	$(96)	(0.22)
All other interest-bearing liabilities	17,590	563	3.20	563	3.20	—	—

Total interest-bearing liabilities	$62,448	$2,142	3.43	$2,238	3.58	$(96)	(0.15)

Net interest income/net interest spread		$310	0.30	$418	0.46	$(108)	(0.16)

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

The loans to members and consolidated obligation derivative impact variances from period to period are driven by the change in average 3-month LIBOR in a given period and the level and mix of the portfolio being hedged. For full year 2007, the impact of derivatives increased net interest income $74 million and improved the interest rate spread 8 basis points. For full year 2006 and full year 2005, the impact of derivatives decreased net interest income $5 million and $108 million, respectively, and reduced the interest rate spread 2 basis points and 16 basis points, respectively.

Other Income (Loss)

				% Change	% Change
	Year Ended December 31,			2007 vs.	2006 vs.
(in thousands)	2007	2006	2005	2006	2005

Services fees	$4,196	$4,369	$4,007	(4.0)	9.0
Net (loss) on trading securities	(79)	—	(999)	n/m	100.0
Net gain on sale of available-for-sale securities	1,588	—	—	n/m	—
Net gain on derivatives and hedging activities	10,813	7,039	4,185	53.6	68.2
Other, net	1,505	2,224	209	(32.3)	n/m

Total other income (loss)	$18,023	$13,632	$7,402	32.2	84.2

Service Fees.  Service fees decreased $173 thousand from 2006 to 2007. This decline was primarily due to a decision by management to exit the official checks business in third quarter 2006. In addition, the pricing for wire services was lowered at the beginning of 2007.

Investment Securities Gains and Losses.  Certain investment securities within the Bank’s portfolio are classified as trading, with the changes in the market value of such securities recorded in income. In November 2007, the Bank invested in mutual funds held in a Rabbi Trust to offset the market risk of certain deferred compensation agreements. This investment is classified as a trading security for which losses of $79 thousand were recognized in 2007. Previously, the Bank held in its available-for-sale securities portfolio equity mutual funds which were designated to offset the equity market risk of these same deferred compensation agreements. In 2007, this investment was liquidated and a gain of $1.6 million was recognized on the sale as reflected in the “net gain on sale of available-for-sale securities” above. The proceeds from this liquidation were subsequently invested in the Rabbi Trust. The Bank held no trading securities during 2006.

Derivatives and Hedging Activities.  The Bank enters into interest rate swaps, caps, floors, swaption agreements and TBA securities, referred to collectively as interest rate exchange agreements and more broadly as derivative transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives fair values are either recorded in the Statement of Operations or accumulated other comprehensive income within the capital section of the Statement of Condition depending on the hedge strategy.

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

Regardless of the hedge strategy employed, the Bank’s predominant hedging instrument is an interest rate swap. At the time of inception, the fair market value of an interest rate swap generally equals or is close to zero. Notwithstanding the exchange of interest payments made during the life of the swap, which are recorded as either interest income / expense or as a gain (loss) on derivative, depending upon the accounting classification of the hedge instrument, the fair value of an interest rate swap returns to zero at the end of its contractual term. Therefore, although the fair value of an interest rate swap is likely to change over the course of its full term, upon maturity any unrealized gains and losses generally net to zero.

The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness.

(in thousands)		Year ended December 31,
Type of Hedge	Asset/Liability Hedged	2007	2006	2005

Fair value hedge ineffectiveness	Loans to members	$8,215	$1,822	$105
	Consolidated obligations	5,479	7,716	6,525

	Total fair value hedge ineffectiveness	13,694	9,538	6,630
Economic hedges		(3,820)	(3,480)	(714)
Intermediary transactions		53	(104)	(483)
Other		886	1,085	(1,248)

Net gain on derivatives and hedging activities		$10,813	$7,039	$4,185

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). For the full year 2007, total ineffectiveness related to these fair value hedges resulted in a gain of $13.7 million compared to a gain of $9.5 million in 2006. During the same period, the overall notional amount increased from $62.9 billion in 2006 to $71.7 billion in 2007. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Cash Flow Hedges.  Cash flow hedges are occasionally used by the Bank to hedge anticipated debt issuance. This hedge strategy was not used in either 2007 or 2006, and was only used once in 2005.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a loss of $3.8 million in 2007 compared to a loss of $3.5 million in 2006. Losses reported for economic hedges were slightly higher in 2007 compared to 2006 due to decreases in interest rates and changes in the portfolio composition. The overall notional amount of economic hedges decreased from $2.5 billion at December 31, 2006 to $1.5 billion at December 31, 2007.

Other Hedging Techniques.  Other hedging techniques used by the Bank to offset the potential earnings effects of loan prepayments include use of callable debt instruments in the funding mix and the purchase of interest rate option contracts. Costs associated with callable debt instruments are reflected in the overall cost of funding included in the calculation of net interest margin. Gains and losses on purchased option positions are included in “net gains (losses) on derivatives and hedging activities.”

Fair Value Hedge Methodology Change.  During the second quarter of 2005, the Bank evaluated its estimation methodology for determining fair value hedge adjustments for certain consolidated obligation bonds for which interest rate swaps were designated as hedges of changes in fair value due to changes in the benchmark interest rate under SFAS 133. As a result of this evaluation, management changed the estimation methodology in favor of a method that more accurately calculates the fair value of the hedged item. Management determined that the differences between the previous estimation methodology and the new estimation methodology were immaterial to prior periods. The change was implemented as of November 30, 2005 and was reflected as a change in estimate. As of November 30, 2005, the cumulative difference between the two estimation methodologies was a reduction to income before assessments of approximately $4 million, which was recorded in “net gains (losses) on derivatives and hedging activities.”

Intermediary Transactions.  The following table details the net gains and losses on intermediary transactions.

	Year ended December 31,
(in thousands)	2007	2006	2005

Contracts with members — fair value change	$92	$(1,812)	$(2,328)
Contracts with counterparties — fair value change	(114)	1,699	1,721

Net fair value change	(22)	(113)	(607)
Interest income due to spread	75	9	124

Net gain (loss) on intermediary derivative activities	$53	$(104)	$(483)

From time to time, the Bank serves as an intermediary for its member institutions by entering into offsetting interest rate exchange agreements between its members and other counterparties. This intermediation allows smaller members access to the derivatives market. The derivatives used in intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through other income in “net gain (loss) on derivatives and hedging activities.” The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank. All derivative contracts which the Bank enters into with a member for this purpose are generally accompanied by counterparty trades that offset the member trade except for a negligible spread that the Bank receives as compensation for this member service. Generally, no other fees are charged to the members for this type of transaction. The gross notional amount (including both the member and offsetting counterparty contracts) of intermediary contracts for the years ended December 31, 2007 and 2006, were $7.6 million, and $27.4 million, respectively. The table above displays the gross change in fair value for both intermediary member contracts and the offsetting intermediary counterparty contracts.

2006 compared with 2005

Investment Securities Gains and Losses.  During 2005, losses of $1.0 million were recorded on the sale of trading securities. The Bank did not hold any trading securities during 2006.

Derivative and Hedging Activities.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. For the full year 2006, total ineffectiveness related to these fair value hedges resulted in a gain of $9.5 million compared to a gain of $6.6 million in 2005.

For economic hedges, a loss of $3.5 million was recorded in 2006 compared to a loss of $0.7 million in 2005.

Other Expense

				% Change	% Change
	Year ended December 31,			2007 vs.	2006 vs.
	2007	2006	2005	2006	2005

Operating — salaries and benefits	$35,860	$35,165	$30,792	2.0	14.2
Operating — occupancy	3,452	3,293	2,594	4.8	27.0
Operating — other	16,592	18,510	16,070	(10.4)	15.2
Finance Board	2,582	2,076	2,206	24.4	(5.9)
Office of Finance	2,632	1,872	2,064	40.6	(9.3)

Total other expenses	$61,118	$60,916	$53,726	0.3	13.4

Other expenses totaled $61.1 million in 2007 compared to $60.9 million in 2006. Excluding the operating expenses of the Finance Board and Office of Finance described below, other expenses decreased $1.1 million, or 1.9%, compared to the prior year. The majority of this decrease was due to lower professional fee expense, which decreased $1.6 million, or 38.0%. This decrease was due primarily to an overall decrease in staffing contractors for special projects.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Board and the Office of Finance. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations and totaled $5.2 million in 2007 and $3.9 million in 2006. The Bank has no control over the operating expenses of the Finance Board. The FHLBanks are able to exert a limited degree of control over the operating expenses of the Office of Finance due to the fact that two directors of the Office of Finance are also FHLBank presidents.

2006 compared with 2005

Other expenses totaled $60.9 million in 2006 compared to $53.7 million in 2005. Excluding the operating expenses of the Finance Board and Office of Finance described below, other expenses increased $7.5 million, or 15.2%, compared to the prior year. The majority of this increase was due to higher salaries and employee benefits expense, which increased $4.4 million, or 14.2%. This increase was due primarily to an overall increase in staffing on a full year comparison basis. In addition, 2006 expense included $1.0 million related to a retirement plan lump sum payment made in the first quarter of 2006.

As noted above, the twelve FHLBanks are responsible for the operating expenses of the Finance Board and the Office of Finance. These payments, reported as other expense on the Bank’s Statement of Operations, totaled $3.9 million in 2006 and $4.3 million in 2005.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

				% Change	% Change
	Year ended December 31,			2007 vs.	2006 vs.
	2007	2006	2005	2006	2005

Affordable Housing Program (AHP)	$26,361	$24,218	$21,374	8.8	13.3
REFCORP	59,213	54,118	47,951	9.4	12.9

Total assessments	$85,574	$78,336	$69,325	9.2	13.0

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

The Affordable Housing Program (AHP), mandated by statute, is the largest and primary public policy program. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income. The AHP program is mandated by the Act, and the Bank is required to contribute approximately 10% of its net earnings after REFCORP to AHP and makes these funds available for use in the subsequent year. Each year, the Bank’s Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

In 2007, the Bank held two funding rounds. The 2007A funding round received 68 eligible applications. Grants totaling more than $8.6 million were awarded to 31 projects in June 2007. These projects had total development costs of $141.9 million and provided 1,106 units of affordable housing. The 2007B funding round received 81 eligible applications. In December 2007, grants totaling more than $8.9 million were awarded to 30 projects. These projects had total development costs of $157.4 million and provided more than 987 units of affordable housing. In addition to the awards made in the 2007 funding rounds, in February 2007 the Bank awarded $0.3 million in grants to 3 back-up projects from the 2006B funding round. These projects had total development costs of $3.0 million and provided 19 units of affordable housing.

The First Front Door (FFD) program, which is a set-aside from the AHP, provides grants to qualified low-income first-time homebuyers to assist with closing costs and down payments. For 2007, $6.1 million was allocated to FFD. For the year ended December 31, 2007, commitments totaled $8.1 million and funding totaled approximately $6.6 million. Total fundings for 2007 included $1.2 million of commitments from 2006. The amount available for FFD in 2007 included carry-over from 2006 as well as expirations and partial de-obligations from prior periods.

The Community Lending Program (CLP) offers loans to members at the Bank’s cost of funds, providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2007, the CLP loan balance totaled $445.1 million, compared to $420.8 million at December 31, 2006, reflecting an increase of $24.3 million, or 5.8%.

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through 2007 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final scheduled payment during the third quarter of 2013. This date assumes that the FHLBanks pay exactly $300 million annually until 2013. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

Application of the REFCORP and AHP assessment percentage rates as applied to earnings during 2007 and 2006 resulted in annual assessment expenses for the Bank of $85.6 million and $78.3 million, respectively. The year-to-year changes in assessments reflect the changes in pre-assessment earnings.

Financial Condition

The following is management’s discussion and analysis of the Bank’s financial condition as of December 31, 2007, which should be read in conjunction with the Bank’s audited financial statements and notes to financial statements in this report.

Asset Growth and Composition.  As a result of strong loan demand by members and increases in investment securities and interest-bearing deposits, Bank assets increased by $23.8 billion to $101.2 billion at December 31, 2007, a 30.8% increase from $77.4 billion at December 31, 2006. Loans to members increased $19.5 billion, investment securities increased $1.3 billion and combined interest-bearing deposits and Federal funds sold increased $3.5 billion.

Total housing finance-related assets, which include MPF Program loans, loans to members, mortgage-backed securities and other mission-related investments, increased by $20.3 billion, or 29.9%, to $88.3 billion at year-end 2007, up from $68.0 billion at year-end 2006. Total housing finance-related assets accounted for 87.3% of assets as of December 31, 2007, compared to 87.9% of assets at December 31, 2006.

Loans to Members.  At year-end 2007, total loans to members equaled $68.8 billion, compared to $49.3 billion at year-end 2006, representing an increase of 39.4%. The number of the Bank’s members using the Bank’s loan products continues to be high by historical measures, although a significant concentration of the loans, and most of the increase, was from the Bank’s five largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base. See the “Risk Management — Loan Concentrations” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information.

The average loan balance was $53.4 billion and $46.8 billion for the years ended December 31, 2007 and 2006, respectively. Average loan demand of members increased during 2007 primarily in reaction to the current credit market conditions. Members have required additional liquidity during this time, as other sources of funding may have been disrupted. Much of this demand included short-term and overnight funding, which tends to be unpredictable.

Total membership decreased from 334 members at the end of 2006 to 332 members at the end of 2007. During 2007, the Bank added eleven new members, including ten commercial banks and one credit union. However, twelve members merged into existing members and there was an out-of-district merger related to one member. The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding loan balance during 2007 and 2006.

Member Asset Size	2007	2006

Less than $100 million	47	54
Between $100 and $500 million	137	137
Between $500 million and $1 billion	36	45
Between $1 and $5 billion	30	26
Greater than $5 billion	14	13

Total borrowing members during the year	264	275

Total membership	332	334
Percent of members borrowing during the year	79.5%	82.3%
Total borrowing members at year-end	232	221
Percent of members borrowing at year-end	69.9%	66.2%

On a spot basis, the combined mid-term and short-term products increased $16.4 billion, or 60.1%, to $43.7 billion as of December 31, 2007, compared to $27.3 billion at December 31, 2006. These products represented 64.5% and 55.2% of the Bank’s total loans to members portfolio in 2007 and 2006, respectively. The Bank has experienced rollovers of short-term borrowing by some of its large customers during 2007. As market conditions change rapidly, the short-term nature of this lending could materially impact the Bank’s outstanding loan balance. See Item 1. Business for further information regarding the Bank’s various loan products.

A number of the Bank’s members have a high percentage of long-term mortgage assets on their balance sheets; these members generally fund these assets through longer-term borrowings with the Bank to mitigate interest rate risk. Meeting the needs of such members has been, and will continue to be, an important part of the Bank’s loans to members business. In 2007 and 2006, the Bank maintained approximately the same level of long-term loans to members and represented 16.6% and 21.9% of the Bank’s loans to members portfolio in 2007 and 2006, respectively.

The remaining loans to members products are longer-term option embedded products. The Bank hedges the interest rate risk of these products. Longer-term option embedded products represented 19.1% and 22.9% of the Bank’s loans to members portfolio in 2007 and 2006, respectively.

Mortgage Loans Held for Portfolio.  In contrast to the growth in loans to members, net mortgage loan balances have continuted to decline, decreasing 10.7% to $6.2 billion as of December 31, 2007, compared to $7.0 billion at December 31, 2006. See Item 1. Business and the section entitled “Mortgage Partnership Finance Program” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding the Bank’s mortgage loan portfolio.

Loan Portfolio Analysis. The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table. The amount of forgone interest income on BOB loans and net nonaccrual mortgage loans, respectively, for each of the periods presented was less than $1 million. The

Bank recorded $103 thousand and $114 thousand of cash basis interest income in 2007 and 2006, respectively, and none for the periods 2003 through 2005.

	Year Ended December 31,
(in thousands)	2007	2006	2005	2004	2003

Loans to members	$68,797,522	$49,335,377	$47,492,959	$38,980,353	$34,662,219
Mortgage loans held for portfolio, net(1)	6,219,736	6,966,345	7,651,914	8,644,995	8,015,647
Nonaccrual mortgage loans, net(2)	20,720	18,771	19,451	13,607	10,290
Mortgage loans past due 90 days or more and still accruing interest(3)	14,107	15,658	21,018	26,175	33,385
Banking on Business (BOB) loans, net(4)	12,830	11,469	10,653	9,545	8,487

Notes:

(1)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.

(2)	All nonaccrual mortgage loans are reported net of interest applied to principal.

(3)	Government-insured loans (e.g., FHA, VA) continue to accrue interest after becoming 90 days or more delinquent.

(4)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

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

The Bank has not incurred any losses on loans to members since inception. Due to the collateral held as security and the repayment history for member loans, management believes that an allowance for credit losses for member loans is unnecessary at this time. See additional discussion regarding collateral policies and standards on the loans to members portfolio in the “Business Segments” section of Item 1. Business included in this report.

The Bank purchases government-guaranteed/insured and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-guaranteed/insured loans is predominantly assumed by other entities, only conventional mortgage loans are evaluated for an allowance for credit losses. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers by PFIs that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment; therefore, it is scoped out of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). Conventional mortgage loans that are 90 days or more delinquent are placed on nonaccrual status. Government mortgage loans that are 90 days or more delinquent remain in accrual status due to guarantees or insurance. The Bank records cash payments received on nonaccrual loans as a reduction of principal. The allowance for credit losses on the mortgage loans held for portfolio as of December 31, 2003 through 2007 was as follows:

	December 31,
(in thousands)	2007	2006	2005	2004	2003

Balance, beginning of period	$853	$657	$680	$514	$661
Charge-offs	—	—	(324)	—	—

Net charge-offs	—	—	(324)	—	—
Provision (benefit) for credit losses	202	196	301	166	(147)

Balance, end of period	$1,055	$853	$657	$680	$514

The ratio of net charge-offs to average loans outstanding was less than 1 basis point for the periods presented.

The allowance for credit losses for the BOB program provides a reasonable estimate of losses inherent in the BOB portfolio based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. Probability of default is based on small business default statistics from the NRSROs as well as the Small Business Administration (SBA) and trends in Gross Domestic Product. Based on the nature of the program, all of the loans in the BOB program are classified as nonaccrual loans. The allowance for credit losses on the BOB loans as of December 31, 2003 through 2007 was as follows:

	December 31,
(in thousands)	2007	2006	2005	2004	2003

Balance, at the beginning of the year	$6,735	$4,868	$3,394	$3,695	$10,194
Charge-offs	(1,623)	—	—	—	—

Net charge-offs	(1,623)	—	—	—	—
Provision (benefit) for credit losses	1,685	1,867	1,474	(301)	(6,499)

Balance, at end of the year	$6,797	$6,735	$4,868	$3,394	$3,695

Based on the nature of the BOB program, in that its purpose is to assist small and start-up businesses, the Bank expects that some of the loans will default. During 2007, the ratio of charge-offs to average loans outstanding was approximately 14.5%.

Interest-bearing Deposits and Federal Funds Sold.  At December 31, 2007, these short-term investments totaled $10.5 billion, an increase of 49.7% from the December 31, 2006 balance. This growth reflects the Bank’s strategy to continue to manage its short-term liquidity position. See further discussion in the “Risk Management – Liquidity and Funding Risk” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Investment Securities.  The 9.9% increase in investment securities from December 31, 2006 to December 31, 2007, was primarily due to an increase in MBS. These investments are collateralized and provide a return that can significantly exceed the return on other types of investments. However, the amount that the Bank can invest in MBS is limited by regulation to 300% of regulatory capital. Because the level of capital increased in 2007 due to growth in the loans to members portfolio, the Bank was able to increase its investment in MBS.

The following tables summarize key investment securities portfolio statistics.

	As of December 31,
(in thousands)	2007	2006	2005

Trading securities:
Mutual funds	$7,592	$—	$—

Total trading securities	$7,592	$—	$—

Available-for-sale securities:
Equity mutual funds	$—	$5,362	$4,773
Mortgage-backed securities	42,370	60,486	326,524

Total available-for-sale securities	$42,370	$65,848	$331,297

Held-to-maturity securities:
Commercial paper	$83,507	$332,955	$149,405
State or local agency obligations	699,175	779,780	815,533
Other U.S. obligations	—	—	3,663
U.S. government-sponsored enterprises	919,196	984,941	556,260
Mortgage-backed securities	12,535,005	10,841,424	9,509,769

Total held-to-maturity securities	$14,236,883	$12,939,100	$11,034,630

Total investment securities	$14,286,845	$13,004,948	$11,365,927

As of December 31, 2007, investment securities had the following maturity and yield characteristics.

(dollars in thousands)	Book Value	Yield

Available-for-sale securities:
Mortgage-backed securities	$42,370	5.22

Total available-for-sale securities	$42,370	5.22

Held-to-maturity securities:
Commercial paper due within one year	$83,507	4.91

State or local agency obligations:
Within one year	231,835	5.25
After one but within five years	141,085	5.84
After five but within ten years	9,810	4.20
After ten years	316,445	5.59

Total state or local agency obligations	699,175	5.51

U.S. government-sponsored enterprises:
Within one year	400,000	5.10
After one but within five years	400,000	5.24
After five years	119,196	4.05

Total U.S. government-sponsored enterprises	919,196	5.02
Mortgage-backed securities	12,535,005	4.92

Total held-to-maturity securities	$14,236,883	4.95

As of December 31, 2007, the held-to-maturity securities portfolio included unrealized losses of $307 million which are considered temporary. The basis for determination that these declines in fair value are temporary is explained in detail in Note 7 to the audited financial statements.

As of December 31, 2007, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total	Total
(in thousands)	Book Value	Fair Value

JP Morgan Mortgage Trust	$2,270,271	$2,248,367
Federal Home Loan Mortgage	1,761,638	1,761,553
Wells Fargo Mortgage Backed Securities Trust	1,367,031	1,336,355
Federal National Mortgage Association	1,026,852	1,018,109
Structured Adjustable Rate Mortgage Loan Trust	842,623	834,063
Countrywide Alternative Loan Trust	565,326	548,451
Countrywide Home Loans, Inc.	541,184	523,911

Total	$8,374,925	$8,270,809

For additional information on the credit risk of the investment portfolio, see “Risk Management — Credit and Counterparty Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Deposits.  At December 31, 2007, time deposits in denominations of $100 thousand or more totaled $200 thousand. The table below presents the maturities for time deposits in denominations of $100 thousand or more:

		Over 3 months
(in thousands)	3 months	but within	Over 6 months but
By Remaining Maturity at December 31, 2007	or less	6 months	within 12 months	Total

Time certificates of deposit ($100,000 or more)	$200	$—	$—	$200

Short-term Borrowings.  Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank’s short-term borrowings.

	Year ended December 31,
(dollars in thousands)	2007	2006	2005

Federal funds purchased and loans from other FHLBanks:
Outstanding balance at year-end	$—	$—	$—
Weighted average rate at year-end	—	—	—
Daily average outstanding balance for the year	$324	$5,918	$91,533
Weighted average rate for the year	4.77%	5.33%	3.02%
Highest outstanding balance at any month-end	—	—	—
Securities under repurchase agreements:
Outstanding balance at year-end	$—	$—	$—
Weighted average rate at year-end	—	—	—
Daily average outstanding balance for the year	$26,003	$8,644	$8,782
Weighted average rate for the year	5.35%	5.34%	3.12%
Highest outstanding balance at any month-end	$502,625	$97,794	$449,471
Mandatorily redeemable capital stock
Outstanding balance at year-end	$3,929	$7,892	$16,731
Weighted average rate at year-end	*	*	3.00%
Daily average outstanding balance for the year	$5,005	$14,786	$19,417
Weighted average rate for the year	7.85%	9.50%	2.86%
Highest outstanding balance at any month-end	$7,194	$44,980	$21,457
Consolidated obligation discount notes:
Outstanding balance at year-end	$34,685,085	$17,845,226	$14,580,400
Weighted average rate at year-end	4.27%	5.26%	4.13%
Daily average outstanding balance for the year	$22,118,244	$13,189,561	$16,409,649
Weighted average rate for the year	5.0%	4.97%	3.23%
Highest outstanding balance at any month-end	$34,685,085	$17,845,226	$21,715,136
Total short-term borrowings:
Outstanding balance at year-end	$34,689,014	$17,853,118	$14,597,131
Weighted average rate at year-end	4.27%	5.26%	4.11%
Daily average outstanding balance for the year	$22,149,575	$13,218,910	$16,529,381
Weighted average rate for the year	5.0%	4.97%	3.23%

*	All 2007 and 2006 declared dividends had been paid by December 31 of each applicable year; therefore, there is no weighted average rate at year-end. Fourth quarter 2005 declared dividends remained unpaid until January 2006; the weighted average rate presented above for 2005 is based on this accrued balance at December 31, 2005.

Contractual Obligations.  The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2007 at par.

		Less than	One to Three	Four to Five
(in thousands)	Total	One Year	Years	Years	Thereafter

Consolidated obligations:
Bonds(1)	$56,331,130	$15,484,500	$17,396,630	$8,798,000	$14,652,000
Index amortizing notes(1)	5,189,664	98,827	1,519,104	1,810,544	1,761,189
Discount notes	34,801,868	34,801,868	—	—	—
Operating leases:
Premises	6,537	2,459	3,547	278	253
Equipment	393	135	176	82	—

Note:

(1)	Specific bonds or notes incorporate features, such as calls or indicies, which could cause redemption at different times than the stated maturity dates.

Commitment and Off-balance Sheet Items.  At December 31, 2007, the Bank is obligated to fund approximately $2.1 billion in additional loans to members, $6.6 million of mortgage loans and $2.5 billion in outstanding standby letters of credit, and to issue $960 million in consolidated obligations. The Bank does not have any off-balance sheet special purpose entities or any other type of off-balance sheet conduits.

Retained Earnings.  The Finance Board has issued regulatory guidance to the FHLBanks relating to capital management and retained earnings. The guidance directs each FHLBank to assess, at least annually, the adequacy of its retained earnings with consideration given to future possible financial and economic scenarios. The guidance also outlines the considerations that each FHLBank should undertake in assessing the adequacy of the Bank’s retained earnings including without limitation the ratio of MVE to book value of Bank stock.

At December 31, 2007, Bank retained earnings stood at $296.3 million, representing an increase of $41.5 million, or 16.3%, over December 31, 2006. In September 2007, the Board approved a revised retained earnings policy. This revised policy recommends a level of retained earnings which will be calculated including components for market, credit, operating and accounting risk. The Bank was in compliance with this policy as of December 31, 2007.

All dividend payments are subject to the approval of the Board. The amount the Board determines to pay out will be affected by, among other factors, the level of retained earnings recommended under the new retained earnings policy mentioned above.

(in thousands)	2007	2006	2005

Balance, beginning of the year	$254,777	$188,479	$77,190
Net income	236,852	216,462	191,805
Dividends	(195,369)	(150,164)	(80,516)

Balance, end of the year	$296,260	$254,777	$188,479

Payout ratio (dividends/net income)	82.5%	69.4%	42.0%

Operating Segment Results

The Bank operates two segments differentiated by products. The first segment, Traditional Member Finance, houses a majority of the Bank’s activities, including but not limited to, providing loans to members, investments and deposit products. The MPF Program, or Mortgage Finance, segment purchases mortgage loans from members and funds and hedges the resulting portfolio.

In 2006, the Bank’s most significant MPF Program customer was merged out of the Bank’s district, resulting in a significant decline in MPF Program volume. In addition, during 2007 the Bank’s Board approved a modified strategic plan that provided for the Bank to endeavor to maintain MPF Program assets at less than 10% of total assets. As of December 31, 2007, the MPF Program portfolio has declined to less than 10% of total assets, revenue and net income. Because of the declining significance of the MPF Program, the Bank will no longer present separate Mortgage Finance segment information; however, comparative asset balances and revenue related to the MPF Program will continue to be presented in our Statement of Condition and Statement of Operations on the line items captioned “Mortgage Loans Held for Portfolio.”

Other Financial Information

Selected Quarterly Financial Data

The following is a summary of the Bank’s unaudited quarterly operating results for each quarter for the two years ended December 31, 2007 and 2006.

	2007
	First	Second	Third	Fourth
(in thousands)	Quarter	Quarter	Quarter	Quarter

Interest income	$965,990	$968,159	$1,145,603	$1,198,592
Interest expense	882,336	882,262	1,049,578	1,097,150

Net interest income before provision	83,654	85,897	96,025	101,442
Provision (benefit) for credit losses	1,889	(43)	(707)	358

Net interest income after provision	81,765	85,940	96,732	101,084
Other income (loss)	6,580	(186)	4,962	6,667
Other expense	15,161	14,717	14,298	16,942
Assessments	19,429	18,854	23,194	24,097

Net income	$53,755	$52,183	$64,202	$66,712

Earnings per share	$1.73	$1.70	$1.79	$1.75

	2006
	First	Second	Third	Fourth
(In thousands)	Quarter	Quarter	Quarter	Quarter

Interest income	$823,119	$905,237	$997,908	$1,036,840
Interest expense	744,869	818,263	908,124	947,518

Net interest income before provision	78,250	86,974	89,784	89,322
Provision for credit losses	570	46	509	1,123

Net interest income after provision	77,680	86,928	89,275	88,199
Other income	6,267	2,059	218	5,088
Other expense	16,303	15,528	14,981	14,104
Assessments	17,957	19,506	19,818	21,055

Net income	$49,687	$53,953	$54,694	$58,128

Earnings per share	$1.68	$1.68	$1.68	$1.73

Mortgage Partnership Finance (MPF) Program

Mortgage Loan Portfolio

As of December 31, 2007, the par value of the Bank’s mortgage loan portfolio totaled $6.2 billion, a decrease of $0.7 billion, or 10.6%, from the December 31, 2006 balance of $6.9 billion. These balances were approximately 6.1% and 8.9% of period-end total assets, respectively. The average mortgage loan portfolio balance for 2007 was $6.5 billion, a decrease of $0.8 billion or 10.5% from 2006. These decreases were due primarily to less availability of mortgages to be purchased coupled with the continued run-off of the existing portfolio. The tables below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO and Loan-to-Value (LTV) ratio range tables is based on original FICO scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at the end of each period. The geographic breakdown tables are also based on the unpaid principal balance at the end of each period.

	December 31, 2007		December 31, 2006

(dollars in thousands)	Balance	Percent	Balance	Percent

Conventional loans:
Original MPF	$545,533	8.9	$465,998	6.8
MPF Plus	5,091,295	82.6	5,805,784	84.2

Total conventional loans	5,636,828	91.5	6,271,782	91.0
Government-insured loans:
MPF Government	523,803	8.5	622,813	9.0

Total par value	$6,160,631	100.0	$6,894,595	100.0

(dollars in thousands)	2007	2006	2005

Mortgage loans net interest income	$337,906	$372,520	$401,742
Average mortgage loans portfolio balance	$6,557,770	$7,329,638	$8,311,338
Average yield	5.15%	5.08%	4.83%
Weighted average coupon	5.83%	5.82%	5.83%
Weighted average estimated life	5.9 years	5.8 years	5.1 years

	December 31,	December 31,
	2007	2006

Original FICO® scores:
Greater than 750	50%	48%
701 to 750	29%	30%
626 to 700	20%	21%
Less than 626	1%	1%

	December 31,	December 31,
	2007	2006

Original LTV ratio range:
50% or below	11%	11%
Above 50% to 60%	10%	10%
Above 60% to 70%	17%	17%
Above 70% to 80%	52%	52%
Above 80% to 90%	6%	6%
Above 90% to 100%	4%	4%

	December 31,	December 31,
	2007	2006

Regional concentrations:
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD and WI)	20.2%	20.3%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI and VT)	23.0	21.3
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV)	26.5	27.2
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT)	16.2	16.6
West (AK, CA, GU, HI, ID, MT, NV, OR, WA and WY)	14.1	14.6
Total	100.0%	100.0%

Top state concentrations:
Pennsylvania	14%	12%
California	9	9
Texas	8	8
Maryland	7	7
Ohio	6	7
Virginia	6	6
Illinois	4	4
Georgia	4	4
New Jersey	4	4
Michigan	4	4
Other states	34	35

Participating Financial Institution (PFI).  Members must specifically apply to become a PFI. The Bank reviews the general eligibility of the member including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added 17 new PFI’s in 2007, and as of December 31, 2007, 73 members were approved participants in the MPF Program. Of the Bank’s 10 largest members, based on asset size, 4 members have executed PFI agreements. The Bank did not purchase any volume from these four members during 2007.

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

Mortgage Loan Participations.  The Bank may sell participation interests in purchased mortgage loans to other FHLBanks, institutional third party investors approved in writing by the FHLBank of Chicago, the member that provided the credit enhancement, and as of April 30, 2006, other members of the FHLBank System. For the year ended December 31, 2007, the volume of participation interests sold to the FHLBank of Chicago was $25 thousand. The Bank currently holds no participations in other FHLBank mortgage loans and has not sold any loans to third party investors.

Servicing

Services Agreement with the FHLBank of Chicago.  In April 1999, the Bank and the FHLBank of Chicago entered into a services agreement, which set forth the terms and conditions of the Bank’s participation in the MPF Program. The most recent renegotiation of the MPF Program services agreement was executed August 31, 2007. See the Bank’s report on Form 8-K filed with the SEC on September 7, 2007 and Exhibit 10.17 to the Quarterly Report on Form 10-Q dated September 30, 2007, for additional information.

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

Credit Exposure

Underwriting Standards.  Purchased mortgage loans must meet certain underwriting standards established in the MPF Program guidelines. Key standards and/or eligibility guidelines include the following loan criteria:

•	Conforming loan size, established annually by the MPF Provider; may not exceed the loan limits permitted to be set by the Office of Federal Housing Enterprise Oversight (OFHEO);

•	Fixed-rate, fully-amortizing loans with terms from 5 to 30 years;

•	Secured by first lien mortgages on owner-occupied residential properties and second homes;

•	Generally, 95% maximum LTV; all LTV ratios are based on the loan purpose, occupancy and borrower citizenship status; all loans with LTV ratios above 80% require primary mortgage insurance coverage; and

•	Unseasoned or current production with up to 12 payments made by the borrowers.

The following types of mortgage loans are not eligible for delivery under the MPF Program: (1) mortgage loans that are not ratable by S&P; (2) mortgage loans not meeting the MPF Program eligibility requirements as set forth in the MPF Guides and agreements; and (3) mortgage loans that are classified as high cost, high rate, Home Ownership and Equity Protection Act (HOEPA) loans, or loans in similar categories defined under predatory lending or abusive lending laws.

Under the MPF Program, the FHLBank of Chicago, the PFI and the Bank all conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase, at the greater of book value or market value, individual loans which fail these reviews. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are permitted to be repurchased by the PFI. While the repurchase of these government mortgage loans is not required, PFIs have historically exercised their option to repurchase these loans. For the years 2007 and 2006, the total funded amount of repurchased mortgage loans was $14.4 million and $13.9 million, or 11.0% and 3.6% of total funded loans, respectively.

Layers of Loss Protection.  The Bank is required to put a credit enhancement structure in place that assures that the Bank’s exposure to credit risk on mortgage loans is no greater than that of a mortgage asset rated at least AA. The PFI must bear a specified portion of the direct economic consequences of actual loan losses on the individual mortgage loans or pool of loans, which may be provided by a credit enhancement obligation or SMI.

Each MPF product structure has various layers of loss protection as follows:

Layer	Original MPF	MPF Plus

First	Borrower’s equity in the property	Borrower’s equity in the property
Second (required for mortgage loans with loan-to-value ratios greater than 80%)	Primary mortgage insurance issued by qualified mortgage companies (if applicable)	Primary mortgage insurance issued by qualified mortgage companies (if applicable)
Third	Bank first loss account (FLA)* (allocated amount)	Bank first loss account (FLA)* (upfront amount)
Fourth	PFI credit enhancement amount**	Supplemental mortgage insurance and/or PFI credit enhancement amount, if applicable**
Final	Bank loss	Bank loss

*	The FLA either builds over time or is an amount equal to an agreed-upon percentage of the aggregate balance of the mortgage loans purchased. The type of FLA is established by MPF product. The Bank does not receive fees in connection with the FLA.

**	The PFI’s credit enhancement amount for each pool of loans, together with any primary mortgage insurance or supplemental mortgage insurance coverage, is sized to equal the amount of losses in excess of the FLA to the equivalent of an AA rated mortgage investment.

By credit enhancing each loan pool, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly credit enhancement fee by the Bank. Credit enhancement fees are recorded as an offset to mortgage loan net interest income in the Statement of Operations. For the years ended December 31, 2007, 2006 and 2005, the credit enhancement fees were $7.7 million, $8.5 million and $9.4 million, respectively. Performance based credit enhancement fees paid are reduced by losses absorbed through the FLA, where applicable.

The product differences are described in more detail below.

Original MPF.  Under Original MPF, the FLA is zero on the day the first loan is purchased and generally increases steadily over the life of the Master Commitment based on the month-end outstanding aggregate principal balance. Loan losses not covered by primary mortgage insurance, but not to exceed the FLA, are deducted from the FLA and recorded as losses by the Bank for financial reporting purposes. Losses in excess of FLA are allocated to the PFI under their credit enhancement obligation for each pool of loans. The PFI is paid a fixed credit enhancement fee for providing this credit enhancement obligation. Loan losses in excess of both the FLA and the credit enhancement amount are unlikely, but if any such losses should occur, they would be recorded as losses by the Bank based on the Bank’s participation interest in the master commitment.

MPF Plus.  Under MPF Plus, the first layer of losses (following any primary mortgage insurance coverage) is applied to the FLA equal to a specified percentage of the loans in the pool as of the sale date. Any losses allocated to this FLA are the responsibility of the Bank. The PFI obtains additional credit enhancement in the form of a supplemental mortgage insurance policy to cover losses in excess of the deductible of the policy, which is equal to the FLA. Loan losses not covered by the FLA and supplemental mortgage insurance are paid by the PFI, up to the amount of the PFI’s credit enhancement obligation, if any, for each pool of loans. If applicable, the PFI is paid a fixed credit enhancement fee and a performance-based fee for providing the credit enhancement obligation. Loan losses applied to the FLA as well as losses in excess of the combined FLA, the supplemental mortgage insurance policy amount, and the PFI’s credit enhancement obligation are recorded by the Bank based on the Bank’s participation interest. Losses incurred by the Bank up to its exposure under the FLA can be recaptured through the recovery of future performance based credit enhancement fees earned by the PFI. Although unlikely, any loan losses in excess of both the FLA and the credit enhancement would be treated in the same manner as Original MPF.

The following are outstanding balances in the FLAs for the Original MPF and MPF Plus products:

(in millions)	Original MPF	MPF Plus	Total

December 31, 2007	$0.8	$43.6	$44.4
December 31, 2006	$0.6	$44.1	$44.7
December 31, 2005	$0.4	$44.5	$44.9

MPF Government.  Effective February 1, 2007, the name “Original MPF for FHA/VA” was changed to “MPF Government” and has been expanded from FHA and VA to also include U.S. Department of Housing and Urban Development (HUD) Section 184 and Rural Housing Service (RHS) Section 502 loan programs. Only government-insured or government-guaranteed mortgage loans are eligible for sale under this product. For 2007, with MPF Government loans, PFIs obtained the applicable FHA insurance or a VA or RHS guarantee, were responsible for all unreimbursed servicing expenses and received a 44 basis point servicing fee; in addition, for master commitments issued prior to February 2, 2007, the PFI received a government loan fee. Since the PFI servicing these mortgage loans takes the risk with respect to amounts not reimbursed by either the FHA, VA, or RHS, this product results in the Bank having mortgage loans that are expected to perform similar to Federal agency securities.

Real Estate Owned.  When a PFI forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as real estate owned (REO) at the lower of cost or fair value less estimated selling expenses. If the value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based credit enhancement fees is recorded as a charge-off to the allowance for credit losses. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded in other assets at the carrying value of the loan. If a charge-off is required, the fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. A PFI is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the PFI presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the first loss account. Losses are deducted from the first loss account, if it has not been fully used. As of December 31, 2007 and 2006, the Bank held $3.2 million and $2.7 million, respectively, of REO.

See “Risk Management — Credit and Counterparty Risk” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the credit risk of the MPF loan portfolio.

Capital Resources

The following is management’s discussion and analysis of the Bank’s capital resources as of December 31, 2007, which should be read in conjunction with Note 18 to the audited financial statements.

Liquidity and Funding.  Please refer to the presentation of the Bank’s liquidity and funding risk analysis in the “Risk Management — Liquidity and Funding Risk” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for details.

Capital Plan.  Under Finance Board implementation of the GLB Act, the Bank adopted and maintains a plan (capital plan). Since the adoption of the capital plan, one member has notified the Bank that it wanted to voluntarily redeem its capital stock and withdraw from membership and another member in receivership has submitted a withdrawal notice as well. These redemptions were not complete as of December 31, 2007. The total amount of this pending stock redemption is $3.9 million. In addition, three members had been merged out of district; one former member continues to maintain a balance in mandatorily redeemable capital stock. In 2007 and 2006, the Bank repurchased $9.3 million and $40.7 million, respectively, of capital stock related to out-of-district mergers.

Under the capital plan, member institutions are required to maintain capital stock in an amount equal to no less than the sum of three amounts: (1) a specified percentage of their outstanding loans from the Bank; (2) a specified percentage of their unused borrowing capacity (defined generally as the remaining collateral value that can be borrowed against) with the Bank; and (3) a specified percentage of the principal balance of residential mortgage loans previously sold to the Bank and still held by the Bank (any increase in this percentage will be applied on a prospective basis only). These specified percentages may be adjusted by the Bank’s Board within pre-established ranges as contained in the capital plan.

These specified percentage ranges and established rates are as follows:

		Percentages in Effect as of
	Specified	December 31,
	Percentage Ranges	2007

Outstanding member loans	4.5 to 6.0%	4.65%
Unused borrowing capacity	0.0 to 1.5%	0.65%
Outstanding residential mortgages previously sold to and held by the Bank	0.0 to 4.0%	0.0%

The stock purchase requirement for unused borrowing capacity is referred to as the membership capital stock purchase requirement because it applies to all members. The other two stock purchase requirements are referred to as activity-based requirements. The Bank determines membership capital stock purchase requirements by considering the aggregate amount of capital necessary to prudently capitalize the Bank’s business activities. The amount of capital is dependent upon the size of the current balance sheet, expected members’ borrowing requirements and other forecasted balance sheet changes. As required by Finance Board regulation, the Bank’s Board is required to evaluate its capital requirements periodically and to make adjustments as warranted and as permitted under the Bank’s capital plan. The Bank’s Board utilizes the flexibility designed into the capital plan to provide what it deems to be the best overall capitalization profile to enhance stockholder value, consistent with the safe and sound operation of the Bank.

Dividends.  Until the Bank’s registration statement with the SEC became effective on August 8, 2006, a dividend could be declared only following consultation with and approval by the Finance Board’s Office of Supervision. In conjunction with SEC registration, beginning with the third quarter of 2006, all dividends declared need to be approved only by the Bank’s Board. The amount the Board determines to pay out will be affected by, among other factors, the level of retained earnings recommended by the new retained earnings policy. See the “Capital Resources” discussion in Item 1. Business for additional information. Dividends may be paid in either capital stock or cash; the Bank has historically paid cash dividends only.

Risk-Based Capital (RBC)

The Bank became subject to the Finance Board’s Risk-Based Capital (RBC) regulations upon implementation of its capital plan on December 16, 2002. This regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operational risk. Each of these components is computed as specified in regulations and directives issued by the Finance Board.

	December 31,	December 31,
(in thousands)	2007	2006

Permanent capital:
Capital stock(1)	$3,998,661	$3,392,250
Retained earnings	296,260	254,777

Total permanent capital	$4,294,921	$3,647,027

Risk-based capital requirement:
Credit risk capital	$240,817	$191,810
Market risk capital	256,733	199,848
Operations risk capital	149,265	117,497

Total risk-based capital	$646,815	$509,155

Note:

(1)	Capital stock includes mandatorily redeemable capital stock

The Bank held excess permanent capital over RBC requirements of $3.6 billion and $3.1 billion at December 31, 2007 and 2006, respectively.

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

Capital and Leverage Ratios

In addition to the requirements for RBC, the Finance Board has mandated maintenance of certain capital and leverage ratios. The Bank must maintain total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. As a matter of policy, the Board has established an operating range for capitalization that calls for the capital ratio to be maintained between 4.08% and 5.0%. To enhance overall returns, it has been the Bank’s practice to utilize leverage within this operating range when market conditions permit, while maintaining compliance with statutory, regulatory and Bank policy limits.

	December 31,	December 31,
(dollars in thousands)	2007	2006

Capital Ratio
Minimum capital (4.0% of total assets)	$4,047,614	$3,095,058
Actual capital (permanent capital plus loan loss reserves)	4,302,773	3,654,615
Total assets	101,190,356	77,376,458
Capital ratio (actual capital as a percent of total assets)	4.3%	4.7%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$5,059,518	$3,868,823
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	6,450,235	5,478,130
Leverage ratio (leverage capital as a percent of total assets)	6.4%	7.1%

Under the Bank’s capital plan, overall capital stock levels are tied to both the level of member borrowings and unused borrowing capacity as described above. Therefore, the Bank’s capital ratios often fluctuate in response to changes in member borrowing activity and unused capacity. The capital-to-asset ratio and the leverage ratio have both declined from December 31, 2006. Both calculations are based on capital balances, weighted in the case of the leverage ratio, and total assets. Total assets have increased year-over-year, driven by an increase in loans to members of 39.4%. Capital stock also increased due to the increase in loans to members; however, that growth was not a one-for-one match with the related asset growth. Because the rate of asset growth exceeded the rate of growth of capital, the ratios actually declined in the comparison.

The Bank has initiated the process to amend its capital plan. This amendment proposes to separate the capital stock supporting member borrowings and the unused borrowing capacity into two subclasses of Class B stock and widen the range of the capital stock requirement on loans to members. As required by Finance Board regulations and the terms of the capital plan, no amendment of the capital plan may become effective until approved by the Finance Board.

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

As of December 31, 2007 and 2006, excess capital stock available for repurchase at a member’s request and at the Bank’s discretion totaled $34.9 million and $33.4 million, respectively. It is the Bank’s current practice to promptly repurchase the excess capital stock of its members upon their request, except with respect to directors’ institutions during standard blackout periods. The Bank does not repurchase capital stock if the repurchase would result in a member falling below its minimum capital stock purchase requirement. Assuming the above amounts of excess stock had been repurchased as of the respective year ends, the resulting decrease in the capital and leverage ratios would have been immaterial.

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

The most significant accounting policies followed by the Bank are presented in Note 2 to the audited financial statements. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements.

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

The Bank’s policy remains consistent with Finance Board regulation which is to use derivative instruments only to reduce the market risk exposures inherent in the otherwise unhedged asset and funding positions of the Bank. When doing so represents the most cost-efficient strategy and can be achieved while minimizing adverse earnings effects, management intends to continue utilizing derivative instruments as a means to reduce the Bank’s exposure to changes in market interest rates. See Notes 2 and 11 to the audited financial statements for further discussion.

Fair Value Calculations and Methodologies.  Certain of the Bank’s assets and liabilities, including all derivatives, are presented in the Statement of Condition at fair value. Under GAAP, the fair value of an asset or liability is the price at which that asset could be bought or sold in a current transaction between willing parties, other than in liquidation. Fair values play an important role in the valuation of certain of the Bank’s assets, liabilities and hedging strategies. Fair values are based on market prices when they are available. Market quotes are not available for many of the Bank’s financial instruments, and therefore, fair values are based on discounted cash flows using market estimates of interest rates and volatility, or on dealer prices and prices of similar instruments or observed prices in actual transactions. Generally, pricing models and their underlying assumptions are based on estimates obtained from qualified independent sources for discount rates, prepayment estimates, market volatility and other factors. These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the related income and expense. The use of different models and assumptions, as well as changes in market conditions, can result in materially different amounts of net income and retained earnings.

Loans to Members and Related Allowance for Credit Losses.  Loans to members represented 68.0% and 63.8% of total assets as of December 31, 2007 and 2006, respectively. The Statement of Condition presents loans to members, net of unearned commitment fees and discounts. Amortization of such fees and discounts is calculated using the interest method and is reflected as a component of interest income. Since its establishment in 1932, the Bank has never experienced a loan loss on loans to members. Further, management does not anticipate loan losses on any loans currently outstanding to members. The Bank is required by statute to obtain sufficient collateral on member loans to protect against losses and to accept as collateral on member loans only certain United States government, Federal agency or GSE securities, residential mortgage loans, deposits in the Bank, and other real estate-related and Community Financial Institution assets. The Bank has historically had rights to collateral loans or securities on a member-by-member basis with an estimated value in excess of the outstanding loans of each individual borrower. Accordingly, there is no allowance for credit losses for loans to members.

Guarantees and Consolidated Obligations.  The Bank is jointly and severally liable for the payment of all the consolidated obligations of the entire FHLBank System. Accordingly, if one or more of the FHLBanks were unable to repay its direct participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of those obligations, as approved or directed by the Finance Board. The Bank does not recognize a liability for its joint and several obligations related to consolidated obligations issued for other FHLBanks because the Bank considers the joint and several liability a related party guarantee that meets the recognition scope exception in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Bank records on its Statement of Condition a liability for consolidated obligations associated only with the proceeds it receives from the issuance of those consolidated obligations.

Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-backed Securities.  Typically, the Bank purchases mortgage loans and MBS at amounts that are different than the contractual note amount. The difference between the purchase price and the contractual note amount establishes a premium or discount. The Bank also receives or incurs various mortgage related fees. Mortgage loans and MBS are reported on the Statement of Condition at their principal amount outstanding net of deferred loan fees and premiums or discounts. Bank policy requires the amortization or accretion of these premiums or discounts to interest income occur using the contractual method, which produces a constant effective yield over the contractual life, which represents the stated maturity. Management prefers the contractual method to maturity because the income effects of the amortization or accretion are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs. Also, this method tracks the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior.

Allowance for Credit Losses on Banking on Business Loans.  The allowance for credit losses for the Banking on Business (BOB) program is based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. Probability of default is based on small business default statistics for the NRSROs as well as the SBA and trends in Gross Domestic Product. Refer to further discussion regarding the allowance for credit losses in Notes 2 and 10 to the audited financial statements.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio.  The Bank bases the allowance for credit losses on management’s estimate of loan losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date taking into consideration, among other things, the Bank’s exposure within the first loss account. The Bank performs periodic reviews of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined based on historical default rates and/or loss percentages for similar loans in the MPF program, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Refer to further discussion regarding the allowance for credit losses in Notes 2 and 10 to the audited financial statements.

Future REFCORP Payments.  The Bank’s financial statements do not include a liability for the Bank’s statutorily mandated future REFCORP payments. In the aggregate, the FHLBanks are required to fund a $300 million annual annuity whose final maturity date is April 15, 2030. The ultimate liability of the Bank is dependent on its own profitability and that of the other FHLBanks. The Bank pays 20% of its net earnings (after its AHP obligation) to support the payment of part of the interest on the bonds issued by REFCORP and, as such, the Bank is unable to estimate reasonably its future payments as would be required to recognize this future obligation as a liability on its Statement of Condition. Accordingly, the Bank discloses the REFCORP obligation as a long-term statutory payment requirement and treats it in a manner similar to the typical treatment of income tax expense for accounting purposes under GAAP, by recording it as an expense in the period in which the related net earnings are accrued. Further discussion is provided in Note 17 to the audited financial statements.

Recently Issued Accounting Standards and Interpretations.  See Note 3 to the audited financial statements for a discussion of recent accounting pronouncements that are relevant to the Bank’s businesses.

Risk Management

The U.S. residential mortgage market weakened substantially during the second half of 2007. Concerns over the impact of subprime loans caused the subprime-related and broader credit markets to deteriorate considerably. In particular, the market for mortgage-related securities has been characterized by high levels of volatility and uncertainty; reduced demand and liquidity; and significantly wider credit spreads. During late 2007, risk aversion escalated in the marketplace as mortgage-related securities, particularly those backed by non-traditional mortgage products, have been subject to various rating agency downgrades. Central banks, including the Federal Reserve and the European Central Bank, have sought to prevent a serious and extended economic downturn resulting from these mortgage market difficulties by taking significant interest rate reduction and liquidity actions. The various factors that have caused this broad credit market deterioration in the housing and mortgage markets are expected to continue well through 2008.

The Bank is heavily dependent on the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. The Bank’s member collateral policies, practices and secured status are discussed in more detail below as well as in Item 1. Business. Additionally, due to reduced liquidity in the credit markets, the Bank’s largest members have increased their borrowings resulting in higher loan balances and higher concentrations to the Bank’s top ten borrowers. Finally, the Bank has outstanding credit exposures related to the MPF Program and investments in private label MBS, which may be affected by the mortgage market deterioration. All of these risk exposures are continually monitored and are discussed in more detail in the following sections.

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative hedging instruments expose the Bank to a number of risks that include market and interest rate risk; credit and counterparty risk; liquidity and funding risk; and operating and business risk, among others, including those described in Item 1A. Risk Factors.

The Bank’s Board and its committees have adopted a comprehensive risk governance framework to oversee the risk management process and manage the Bank’s risk exposures which recognizes primary risk ownership and management by the Bank’s business units. The Finance and Risk Management Committee of the Board has responsibility to focus on balance sheet management and risk management issues, including those pertaining to information technology. The Audit Committee has responsibility for monitoring certain operating and business risks. The Products and Services Committee has responsibility for certain credit and collateral risks. The Finance and Risk Management Committee is informed by regular and comprehensive reports covering all significant risk types. The Audit Committee receives regular reports on control issues of significance and quarterly allowance for credit loss reports. All Board committees also receive reports and training dealing in more depth with specific risk issues relevant at the time. Additionally, the Bank conducts an annual bank-wide risk self-assessment which is reviewed and approved by the full Board.

As a part of this risk governance framework, the Bank’s Board has adopted a Member Products Policy and a Risk Governance Policy, which are reviewed regularly and reapproved at least annually. The Member Products Policy, which applies to products offered to members and housing associates, addresses the credit risk of secured credit by establishing credit underwriting criteria, appropriate collateralization levels and collateral valuation methodologies. The Risk Governance Policy establishes risk limits for the Bank in accordance with the risk profile established by the Board, Finance Board regulations, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. The magnitude of the risk limits reflects the Bank’s risk appetite given the market environment, the business strategy and the financial resources available to absorb losses. Risk limit breaches are reported in a timely manner to the Board and senior management and the affected business unit must take appropriate action to reduce affected positions.

The risk governance framework also includes a body of risk management policies approved by the Board of Directors. These policies together with supplemental risk management Bank policies and procedures are reviewed on an ongoing basis to ensure that they provide effective governance of the Bank’s risk-taking activities. Further, Internal Audit provides an internal assessment of the Bank’s management and internal control systems. Internal Audit activities are designed to provide reasonable assurance that resources are adequately protected; significant financial, managerial and operating information is materially complete, accurate and reliable; and employees’ actions are in compliance with Bank policies, procedures and applicable laws and regulations. Additionally, the Finance Board conducts an annual onsite examination of the Bank, as well as periodic offsite evaluations, and also requires the Bank to submit periodic compliance reports.

In order to provide effective oversight for risk management strategies, policies and action plans, the Bank has created a formal review and reporting structure implemented by three risk management committees. The Risk Management Committee is responsible for overall risk management, operating risks, business risks and the bank-wide risk self-assessment. The Asset/Liability Committee (ALCO) focuses on financial management issues and is responsible for planning, organizing, developing, directing and executing the market and liquidity risk management process within Board-approved parameters. To provide effective oversight for credit risk management, a Credit Risk Committee oversees the Bank’s credit policies, procedures, positions and underwriting standards as well as decisions relating to collateral, the extension or denial of credit, and the adequacy of the allowance for credit losses. These risk management committees and/or their respective charters may change from time to time based on new business or regulatory requirements.

Qualitative Disclosures Regarding Market Risk

Managing Market and Interest Rate Risk.  The Bank’s market and interest rate risk management objective is to protect member/shareholder and bondholder value consistent with the Bank’s housing mission and safe and sound operations in all interest-rate environments. Management believes that a disciplined approach to market and interest rate risk management is essential to maintaining a strong and durable capital base and uninterrupted access to the capital markets.

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices and other relevant market rate or price changes, such as basis changes. Risk of loss is defined as the risk that the net market value or estimated fair value of the Bank’s overall portfolio of assets, liabilities and derivatives will decline as a result of changes in interest rates or financial market volatility, or that net earnings will be significantly reduced by interest rate changes. Basis risk is the risk that interest rates in different market sectors will not move in tandem and will adversely affect the market value of the Bank’s assets and liabilities. This risk arises principally because the Bank generally funds mortgage assets and loans to members with consolidated obligations.

Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk and options risk. The Bank faces repricing risk when a change in interest rates results in a mismatch in the repricing of the assets as compared to that of the liabilities and hedges. Yield-curve risk reflects the possibility that changes in the shape of the yield curve (such as a flattening or steepening) may affect the market value of the Bank’s assets and liabilities differently because a liability used to fund an asset may be short-term while the asset is long-term, or vice versa. Option risk results when assets or liabilities contain options by the borrower or counterparty, not the Bank. For example, when a member prepays a loan, the prepayment can result in lower future net interest income for the Bank. If the principal portion of the loan being prepaid is reinvested in assets yielding lower returns, but the principal amount continues to be funded by the original higher-cost debt, net interest income could be reduced. To protect against this risk, the Bank generally charges members a prepayment fee to compensate for this potential income reduction. When the Bank offers longer-term loans that a member may prepay without a prepayment fee, the Bank generally funds these loans with callable consolidated obligations or hedges this option.

The Bank also invests in mortgage assets, such as MPF Program mortgage loans and MBS, which together represent the primary source of option risk. As of December 31, 2007, mortgage assets totaled 18.6% of the Bank’s balance sheet. Because mortgage assets contain prepayment options, changes in interest rates cause the expected maturities of these assets to become shorter or longer. Finance Board regulations and the Bank’s investment policy limit this risk by placing certain restrictions on the types of mortgage assets the Bank may own. Addressing the option risk embedded in mortgage assets remains critically important to the Bank’s earnings. The prepayment option held by mortgage borrowers affects the mortgage assets such that the Bank’s net interest income and the combined fair value of the assets and related funding may decline if interest rates move significantly in either direction. The Bank mitigates some of this exposure to changes in interest rates by funding approximately 53% of the mortgage asset portfolio with callable debt and APLS, which contain call and/or similar prepayment options. When interest rates change, the option to redeem the callable debt can offset a large portion of the earnings and fair value change driven by the mortgage prepayment option. However, because the mortgage prepayment option is generally not fully hedged, the Bank’s earnings and combined fair value of the mortgage portfolio and debt will still be affected by changes in interest rates. The Bank may also use various derivatives to manage the variability in expected maturity of mortgage assets.

Management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges on a monthly basis. Rebalancing strategies to modify the estimated mortgage portfolio market risks are then considered. Periodically, management performs more in-depth analyses, which include the impacts of non-parallel shifts in the yield curve and assessments of unanticipated prepayment behavior. Based on these analyses, management may take actions to rebalance the mortgage asset portfolio’s estimated market risk profile. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio. The Bank is currently in the process of comprehensively reviewing its funding and hedging strategies, with particular emphasis on the mortgage asset portfolio.

Derivatives and Hedging Activities.  The Bank functions as a financial intermediary by channeling funds provided by investors in its consolidated obligations to member institutions. During the course of a business day, members may obtain loans through a variety of product types that include features such as variable- and fixed-rate coupons, overnight to 30-year maturities, and bullet or amortizing redemption schedules. The Bank funds loans primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligations and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies. The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice is to contemporaneously execute interest rate exchange agreements when extending term and option-embedded loans to members and/or issuing liabilities in order to convert the instruments’ cash flows to a floating-rate that is indexed to LIBOR. By doing so, the Bank reduces its interest rate risk exposure and preserves the value of, and earns more stable returns on, its members’ capital investment.

In the normal course of business, the Bank also acquires assets with structural characteristics that reduce the Bank’s ability to enter into interest rate exchange agreements having mirror image terms. These assets can include small fixed-rate, fixed-term loans and small fixed schedule amortizing loans. These assets may require the Bank to employ risk management strategies in which the Bank hedges against aggregated risks. The Bank may use fixed-rate, callable or non-callable debt or interest rate exchange agreements to manage these aggregated risks.

This use of interest rate swaps, swaptions, and/or interest rate cap and floor agreements and TBA securities (collectively known as derivatives) is integral to the Bank’s financial management strategy, and the impact of these derivatives permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of these instruments which adjust the effective maturity, repricing frequency or option characteristics of various financial instruments to achieve the Bank’s risk and earnings objectives. All derivatives employed by the Bank hedge identifiable risks and none are used for speculative purposes. The Bank uses derivatives in several ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; (2) by acting as an intermediary; or (3) in asset/liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (loans to members, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of loans to members, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives as follows: (1) to manage embedded options in assets and liabilities; (2) to hedge the market value of existing assets and liabilities and anticipated transactions; (3) to hedge the duration risk of prepayable instruments; (4) to exactly offset other derivatives executed with members (the Bank serves as an intermediary); and (5) to reduce funding costs. See Note 11 of the audited financial statements for additional information regarding the Bank’s derivative and hedging activities.

The following table categorizes and summarizes the notional amounts and estimated fair value gains and losses of the Bank’s derivative instruments, excluding accrued interest, and related hedged items by product and type of accounting treatment under SFAS 133 as of December 31, 2007 and 2006. For those hedge strategies that do not qualify for hedge accounting, the derivative is still marked-to-market; however, there is no symmetrical mark-to-market offset available on the hedged item.

	December 31, 2007		December 31, 2006

	Notional	Estimated	Notional	Estimated
(in millions)	Principal	Gain/(Loss)	Principal	Gain/(Loss)

Qualifying for Hedge Accounting:
Loans to members	$41,706	$(935)	$30,074	$58
Mortgage loans	—	—	—	—
Consolidated obligations	30,009	573	32,875	104
Discount notes	—	—	—	—

Subtotal	71,715	(362)	62,949	162

Not Qualifying for Hedge Accounting:
Loans to members	126	(4)	389	(1)
Investments	—	—	—	—
Mortgage loans	1,400	—	750	1
Consolidated obligations	—	—	1,325	—
Intermediary transactions	7	—	27	—
Mortgage delivery commitments	7	—	4	—

Subtotal	1,540	(4)	2,495	—

Total	$73,255	$(366)	$65,444	$162

Accrued interest		115		193
Net derivative fair market value balance		$(251)		$355

Net derivative asset balance		$240		$499
Net derivative liability balance		(491)		(144)

Net derivative fair market value balance		$(251)		$355

The increase of $7.8 billion in notional value from December 31, 2006 to December 31, 2007, was due to increases in derivative activity associated with the significant growth in member loans during the second half of 2007, particularly Mid-Term RepoPlus loans, offset in part by lower levels of structured debt as a large portion of the loan growth was funded by consolidated obligation discount notes.

Over the same time period, the net derivative fair market value balance decreased by $606 million due to the absolute changes in interest rates and the relative spreads between interest rates. The Bank uses interest rate swaps extensively to hedge its exposure to interest rate risk. As a result, the Bank converts a fixed-rate asset or liability to a floating-rate, which may qualify for fair value hedge accounting treatment. As interest rates fluctuate, the fair value of the interest rate swap may fluctuate accordingly. With fair value hedge accounting, there are offsetting changes to fair value to the extent the hedge is determined to be effective. Therefore, changes in the net derivative asset and liability balances above involved in hedging relationships that qualify for hedge accounting are generally offset with fair value gains and losses included in the basis of the associated hedged asset or liability. See Notes 2 and 11 of the audited financial statements for additional information.

The overall goal of the Bank’s market and interest rate risk management strategy is not necessarily to eliminate the risk, but to manage it by setting and operating within appropriate limits, while preserving the financial strength of the Bank. The Bank’s general approach toward managing the risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which taken together, limit the Bank’s expected risk exposure. ALCO regularly monitors the Bank’s market risk and earnings sensitivity to interest rate changes. Multiple methodologies and analyses are used to calculate the Bank’s potential exposure to these changes. These methodologies may include measuring repricing gaps, duration and convexity under assumed parallel and non-parallel changes in interest rates, market value of equity volatility, key rate durations and other similar measurement tools. Interest rate exposure is managed by the use of appropriate funding instruments and by employing hedging strategies. The Bank’s market risk limits and measurement are described more fully below.

Quantitative Disclosures Regarding Market Risk

The Bank’s Market Risk Model.  Significant resources, both in analytical computer models and an experienced professional staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses a sophisticated externally developed market risk model to evaluate its financial position. This model, its approach and the underlying assumptions were subject to Finance Board review and approval prior to its implementation. Subsequently, the model is subject to external validation by an independent third party on an annual basis.

This modeling system is capable of employing various interest rate term structures and valuation techniques under alternative interest rate scenarios to determine the values of complex or option-embedded instruments such as mortgage loans, MBS, callable bonds and swaps, and adjustable-rate instruments with embedded caps and floors, among others. Several detailed methodologies are incorporated into the modeling process, which generally identifies the fair value of an instrument as the expected present value of its future cash flows. The present value is based upon the discrete forward portion of the yield curve that relates to the timing of each cash flow. For option instruments, as well as instruments with embedded options, the value is determined by building a large number of potential interest rate scenarios, projecting cash flows for each scenario and then computing the present value averaged over all scenarios. On at least an annual basis, management reviews the major assumptions and methodologies used in the model, including discounting curves, spreads for discounting and prepayment assumptions. It is important to note that the valuation process is an estimation of fair value, and there may be several approaches to valuation, each of which may produce a different result.

Critical interest rates for modeling and risk management include U.S. Treasury and agency rates, LIBOR, interest rate swap rates and mortgage loan rates. The LIBOR swap curve is the principal curve used in valuation modeling since it is reflective of a market that is central to the behavior of the majority of transactions and markets in which the Bank operates. Perhaps the most critical assumption relates to the prepayment of principal in mortgage-related instruments. The Bank utilizes a discrete prepayment model that is connected to the primary market risk model and incorporates various historical factors to project the cash flows of mortgage-related instruments.

In recognition of the importance of the accuracy and reliability of the valuation of financial instruments, management engages in an ongoing internal review of model valuations for derivative instruments. This review will be extended to all financial instruments in 2008. Internal valuations are evaluated on a monthly basis to confirm the reasonableness of the valuations. This analysis is performed by a risk management group that is independent of the business unit conducting the transactions. The verification and validation procedures depend on the nature of the security and valuation methodology being reviewed and may include: comparisons with external pricing sources, comparisons with observed trades, independent verification of key model inputs and independent security modeling. Results of the monthly verification process, as well as any changes in valuation methodologies, are reported to ALCO which is responsible for reviewing and approving the approaches used in the valuation to ensure that they are well controlled and effective, and result in reasonable fair values.

Duration measurements and market value of equity volatility are currently the primary metrics used by the Bank to manage its interest rate risk exposure. Although since the implementation of its capital plan the Bank is no longer required by Finance Board regulation to operate within a specified duration of equity limit, the Bank’s asset/liability management policies specify acceptable ranges for duration of equity, and the Bank’s exposures are measured and managed against these limits. Through December 2007, the Bank’s policy limits remained more conservative than those that were previously required by Finance Board regulation. These metrics are described in more detail below.

Effective January 2008, the Bank’s asset/liability management policy specifies a return volatility metric to manage the impact of market risk on the Bank’s average return on capital stock compared to a dividend benchmark interest rate over multiple parallel interest rate shock scenarios over a rolling 12-month time period. Further, the Board of Directors and management are currently in the process of a comprehensive reevaluation of the Bank’s market risk metric framework.

Duration of Equity.  One key risk metric used by the Bank, and which is commonly used throughout the financial services industry, is duration. Duration is a measure of the sensitivity of a financial instrument’s value, or the value of a portfolio of instruments, to a parallel shift in interest rates. Duration (typically measured in months or years) is commonly used by investors throughout the fixed income securities market as a measure of financial instrument price sensitivity. Longer duration instruments generally exhibit greater price sensitivity to changes in market interest rates than shorter duration instruments. For example, the value of an instrument with a duration of five years is expected to change by approximately five percent in response to a one percentage point change in interest rates. Duration of equity, an extension of this conceptual framework, is a measure designed to capture the potential for the market value of the Bank’s equity base to change with movements in market interest rates. Higher duration numbers, whether positive or negative, indicate a greater potential exposure of market value of equity in response to changing interest rates.

The Bank’s asset/liability management policy approved by the Board calls for duration of equity to be maintained within a ± 4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of ± 200 basis points is ± 7 years. Management analyzes the duration of equity exposure against this policy limit on a daily basis. The following table presents the Bank’s duration of equity exposure in accordance with its current asset / liability management policy by quarter from December 31, 2005, through December 31, 2007.

	Down 200	Down 100	Base	Up 100	Up 200
(in years)	basis points	basis points	Case	basis points	basis points

December 31, 2007	(2.8)	(0.6)	4.2	4.7	4.0

September 30, 2007	(3.3)	0.8	4.0	4.3	4.1

June 30, 2007	(3.7)	0.4	3.1	3.5	3.7

March 31, 2007	(4.2)	(2.5)	2.2	1.9	2.2

December 31, 2006	(5.3)	(1.6)	2.0	3.4	3.9

September 30, 2006	(4.4)	(0.5)	2.5	3.3	2.3

June 30, 2006	(2.5)	2.3	4.3	3.1	2.8

March 31, 2006	(3.6)	0.9	3.7	4.0	4.5

December 31, 2005	(4.7)	(1.2)	2.7	4.6	5.3

In addition to actions taken by management to manage risk exposures, changes in market rates and the absolute level of capital will change the Bank’s duration of equity profile. Along with the base case duration calculation, the Bank performs instantaneous parallel interest rate shocks in increments of 50 basis points up to the 200 basis point scenarios identified above. Duration of equity increased from December 31, 2006 to December 31, 2007, in the base case and up shock scenarios and decreased in the down shock scenarios. These changes were driven primarily by significant increases in mortgage credit spreads, especially on private label MBS, due to the unprecedented lack of liquidity in the housing and mortgage markets.

In calculating and measuring duration of equity, the Bank also calculates and measures its duration gap. No asset/liability management limits have been established for the duration gap. The duration gap is the difference between the estimated durations (market value sensitivity) of assets and liabilities (including the effect of derivatives) and reflects the extent to which estimated maturity and repricing cash flows for assets and liabilities are matched. The Bank’s duration gap increased from 0.7 months at December 31, 2006, to 1.6 months at December 31, 2007.

In addition to the use of duration of equity, management also monitors the Bank’s exposure to changes in the shape of the yield curve and other factors, such as the level of interest rate volatility as implied in the market price of financial options. The yield curve is the set of interest rates associated with different maturities of the same financial instrument. A steeper yield curve is indicative of a larger yield differential between short-term and long-term instruments, whereas a flatter yield curve is indicative of a less material difference in yield between instruments of differing maturity. Because portions of the Bank’s asset base are expected to mature, or reprice, at different points in time than will portions of its funding base, the current and future shape of the yield curve can affect the Bank’s financial performance. Management’s overall risk management program includes analyses of the extent to which changes in the shape of the yield curve might affect the Bank’s future earnings stream and the fair value of its equity base. Management develops multiple scenarios simulating potential yield curve changes and measures the impact of such yield curve changes on the balance sheet and income statement. These simulations are done at least monthly. They include both flattening and steepening of the yield curve and are used to quantify the impact of non-parallel shifts on the Bank’s earnings and key financial ratios. The specific scenarios evaluated may vary from period to period.

Market Value of Equity Volatility.  Market value of equity represents the difference between the current theoretical market value of all assets less the current theoretical market value of all liabilities, including off-balance sheet items. Market values of assets and liabilities vary as interest rates change. As such, theoretical market values can be calculated under various interest rate scenarios, and the resulting changes in net equity can provide an indicator of the exposure of the Bank’s market value of equity to market volatility. Although volatility and fluctuation in market values vary with changes in interest rates, the Bank seeks to manage this risk exposure by maintaining a relatively stable and non-volatile market value of equity. The Bank’s Board has established a policy limit that the market value of equity should decline by no more than five percent given a hypothetical ± 100 basis point instantaneous parallel change in interest rates. Management analyzes the market value of equity exposure against this policy limit on a monthly basis. In addition to measuring compliance against this policy limit, the Bank also analyzes the potential effects of a wide range of instant parallel yield curve shifts of as much as 300 basis points and evaluates the related impacts on the market value of equity.

The following table presents market value of equity volatility by quarter from December 31, 2005, through December 31, 2007, including the percentage change from the base case.

	Down 100 basis points			Up 100 basis points

	Market Value of	Pct. Change	Base	Market Value of	Pct. Change
(dollars in millions)	Equity	From Base	Case	Equity	From Base

December 31, 2007	$3,754	2.3	$3,670	$3,500	(4.6)

September 30, 2007	3,770	2.9	3,664	3,505	(4.3)

June 30, 2007	3,560	2.1	3,486	3,371	(3.3)

March 31, 2007	3,200	0.1	3,197	3,118	(2.5)

December 31, 2006	3,454	0.4	3,442	3,342	(2.9)

September 30, 2006	3,503	1.0	3,467	3,349	(3.4)

June 30, 2006	3,241	3.8	3,123	3,005	(3.8)

March 31, 2006	3,045	2.7	2,966	2,850	(3.9)

December 31, 2005	3,134	0.9	3,105	2,986	(3.8)

From December 31, 2006 to December 31, 2007, the market value of equity increased in the base case and both of the shock scenarios. These increases were driven primarily by the increase of $651 million in total capital over the period offset in part by significantly wider mortgage asset credit spreads. The hypothetical changes in the Bank’s market value of equity in the shock scenarios shown above are limited in that they were performed at a particular point in time; are based on the hedge positions in place at that particular point in time; only contemplate certain movements in interest rates; do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; are subject to the accuracy of various assumptions used, including prepayment forecasts; and do not incorporate other factors and/or management actions that could impact the Bank’s overall financial performance in such scenarios. Management monitors market conditions on an ongoing basis and takes what it deems to be appropriate action to preserve the value of equity and earnings by changing the composition of the balance sheet or entering into, terminating or restructuring hedges to mitigate the impact of adverse interest rate movements.

Effective September 2007, the Bank’s Board established a sublimit on the market value of equity volatility limit pertaining to the Bank’s mortgage asset portfolio, which includes both MBS and mortgage loans held for portfolio. The policy limit states that the market value of equity volatility attributable to the mortgage asset portfolio should decline by no more than four percent given a hypothetical ± 100 basis point instantaneous parallel change in interest rates. As with overall market value of equity volatility, management analyzes this exposure against the policy limit on a monthly basis. As of December 31, 2007, the Bank was in violation of this limit with a market value of equity volatility pertaining to the mortgage portfolio of — 4.12% under a hypothetical 100 basis point instantaneous increase in interest rates. The violation of the limit was primarily attributable to the continued widening of mortgage asset credit spreads in late 2007, especially within the Bank’s private label MBS portfolio, in response to the unprecedented lack of liquidity in the housing and mortgage markets. Subsequent to year-end, management has taken various actions to bring this measure into compliance with the Board-approved limit, including the issuance of consolidated obligations.

Credit and Counterparty Risk

Credit risk is the risk that the market value of an obligation will decline as a result of deterioration in the obligor’s creditworthiness. Credit risk arises when Bank funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements. The Bank faces credit risk on member loans, investments, mortgage loans, Banking on Business loans and derivatives. The financial condition of Bank members and all investment, mortgage loan and derivative counterparties is monitored to ensure that the Bank’s financial exposure to each member/counterparty is in compliance with the Bank’s credit policies and Finance Board regulations. Unsecured credit exposure to any counterparty is generally limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Financial monitoring reports evaluating each member/counterparty’s financial condition are produced and reviewed by the Bank’s Credit Risk Committee on an annual basis or more often if circumstances warrant. In general, credit risk is measured through consideration of the probability of default, the exposure at the time of default, and the loss-given default. The expected loss for a given credit is determined by the product of these three components. The Board has established asset classification and credit loss reserve policies.

Loans to Members and Letters of Credit.  The Bank manages the credit risk on loans to members and letters of credit by monitoring the financial condition of borrowers and by requiring members or their affiliates to pledge sufficient eligible collateral for all extensions of credit. In addition, the Bank has the ability to call for additional or substitute collateral during the life of a loan to protect its security interest. The Bank determines the type and amount of collateral each member has available to pledge as security by reviewing the call reports the members file with their regulators. The Bank also has procedures to assess the mortgage loan underwriting and documentation standards of the members that pledge mortgage loan collateral. Further, the Bank conducts periodic collateral field reviews to establish the amount it will lend against each collateral type for each member.

In addition to collateral, the financial condition of all members is routinely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. Creditworthiness is determined and periodically assessed using the member’s financial information, regulatory examination and enforcement actions, and other public information. Members deemed to be less creditworthy may have lending restrictions or increased collateral requirements imposed. Management believes that it has adequate policies and procedures in place to effectively manage the credit risk on member loans and letters of credit. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on a member loan or letter of credit.

Collateral.  All loans must be fully collateralized. Collateral eligible to secure loans includes: (1) one-to-four family and multifamily mortgage loans and securities representing such mortgages; (2) securities issued, insured or guaranteed by the U.S. government or any Federal agency; (3) cash or deposits held by the Bank; and (4) certain other collateral that is real estate related, provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it. Residential mortgage loans are the principal form of collateral for loans. The Bank perfects its security interest in loan collateral by completing a UCC-1 filing for each member pledging loans. Additional detailed information on the Bank’s collateral policies and practices is provided in Item 1. Business.

The Bank also requires each borrower to execute an agreement that establishes the Bank’s security interest in all collateral pledged by the borrower. The Act affords any security interest granted to the Bank by any member of the Bank, or any affiliate of any such member, priority over the claims and rights of any party, other than claims and rights that: (1) would be entitled to priority under otherwise applicable law; and (2) are held by actual bona fide purchasers for value or by actual secured parties that are secured by actual perfected security interests. Pursuant to its regulations, the FDIC has recognized the priority of an FHLBank’s security interest under the Act and the right of an FHLBank to require delivery of collateral held by the FDIC as receiver for a failed depository institution. Finally, as additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank.

The Bank periodically reviews the collateral pledged by members. This review process occurs quarterly, monthly or daily depending on the form of pledge and type of collateral. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of investment securities or loan collateral at any time. The Bank reviews and assigns borrowing capacities to this collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts, and has determined that all member loans are fully collateralized. Other factors that the Bank may consider in assigning borrowing capacities to a member’s collateral include the pledging method for loans, data reporting frequency, collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member.

As of December 31, 2007, the Bank held a security interest in subprime and nontraditional residential mortgage loans pledged as collateral. Members are required to identify and may request that subprime and nontraditional mortgage loan collateral be included as eligible collateral, subject to a rigorous on-site review of the loans, the member’s processes and procedures for originating and servicing the loans, the quality of loan data and a review of the member’s loan underwriting. The Bank reviews and assigns borrowing capacities to subprime and non-traditional collateral on a case-by-case basis. The amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank.

Under Finance Board implementation of the GLB Act, the Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, and small-agribusiness loans as collateral for loans. Also, the Bank is allowed to make loans to nonmember housing associates that also have such expanded collateral requirements. The eligible expanded collateral for these CFIs and lending to nonmember housing associates could introduce additional credit risk to the Bank. At December 31, 2007, loans to these institutions secured with both eligible standard and expanded collateral represented approximately $4.3 billion, or 6.4% of total loans outstanding. Eligible expanded collateral represented 7.9% of total eligible collateral for these loans.

The Bank provides members with two options regarding collateral agreements; a blanket collateral pledge agreement and a specific collateral pledge agreement. In a blanket agreement, the Bank obtains a lien against the member’s eligible collateral assets (all unencumbered eligible collateral), to secure the member’s obligations with the Bank. In a specific agreement, the Bank obtains a lien against a specific set of a member’s eligible collateral, to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral. Loans outstanding for the 232 borrowing members in blanket-lien status at December 31, 2007, totaled $67.1 billion, or 98.9% of total loans.

The following table presents total balances by type of eligible collateral under both blanket-lien and specific agreements as of December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006

(dollars in millions)	Amount	Percent	Amount	Percent

One-to-four single family residential mortgages	$98,958	46.2	$96,951	46.5
High quality investment securities	60,167	28.1	56,401	27.1
Other real-estate related collateral/ community financial institution eligible collateral	50,310	23.5	49,471	23.7
Multi-family residential mortgages	4,676	2.2	5,547	2.7

Total	$214,111	100.0	$208,370	100.0

The following table presents total balances by type of eligible collateral under both blanket-lien and specific agreements for the top ten borrowers only as of December 31, 2007 and 2006. The total loans outstanding for the top ten borrowers as of December 31, 2007 and 2006 were $53.6 billion and $36.4 billion, respectively.

	December 31, 2007		December 31, 2006

(dollars in millions)	Amount	Percent	Amount	Percent

One-to-four single family residential mortgages	$63,592	48.6	$57,218	47.5
High quality investment securities	39,676	30.3	34,538	28.6
Other real-estate related collateral	24,500	18.7	24,485	20.3
Multi-family residential mortgages	3,210	2.4	4,309	3.6

Total	$130,978	100.0	$120,550	100.0

Under blanket-lien and specific agreements, a member is assigned a collateral status based on the Bank’s determination of the member’s current financial condition as well as other information that may have been obtained. The least restrictive and most widely used collateral status by the Bank’s members is the undelivered collateral status. This status is generally assigned to lower risk institutions pledging collateral. Occasionally the Bank may require members to provide a detailed listing of loan collateral being pledged to the Bank due to their high usage of Bank credit products, the type of assets being pledged or the credit condition of the member. This is referred to as collateral listing status. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. The third collateral status used by the Bank’s members is delivery, or possession, collateral status. In this case, the Bank requires the member to place physical possession with, or grant control of, eligible collateral to the Bank or a third party custodian to sufficiently secure all outstanding obligations. With respect to specific collateral agreement borrowers (typically HFAs and insurance companies), the Bank takes control of all collateral at the time the loan is made through the delivery of securities or mortgages to the Bank or its custodian.

The following table provides information regarding loans outstanding with member and nonmember borrowers with either a blanket-lien or specific agreement, in collateral listing or delivery status as of December 31, 2007 and 2006, along with corresponding collateral balances.

	December 31, 2007			December 31, 2006

	Number of	Loans	Collateral	Number of	Loans	Collateral
(dollars in thousands)	Borrowers	Outstanding	Held	Borrowers	Outstanding	Held

Listing-specific pledge-collateral	9	$36,602	$53,208	7	$6,871	$28,651
Possession-collateral	29	702,363	866,406	31	651,482	732,214

Loan Concentration Risk.  The Bank’s loan portfolio is concentrated in commercial banks and thrift institutions. At December 31, 2007, the Bank had a concentration of loans to its ten largest borrowers totaling $53.6 billion, or 79.0%, of total loans outstanding. Average par balances to these borrowers for the full year 2007 were $39.9 billion, or 74.9%, of total average loans outstanding. During 2007, the maximum outstanding balance to any one borrower was $19.7 billion. The loans made by the Bank to these borrowers are secured by collateral with an estimated value significantly in excess of the book value of the loans. Therefore, the Bank does not presently expect to incur any loan losses on these loans. Because of the Bank’s loan concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

The following table lists the Bank’s top ten borrowers as of December 31, 2007, and their respective December 31, 2006 loan balances and percentage of the total loan portfolio.

	December 31, 2007		December 31, 2006

		Percent		Percent
(balances at par; dollars in millions)	Loan Balance	of total	Loan Balance	of total

Sovereign Bank, PA(1)	$18,657	27.5	$18,047	36.5
GMAC Bank, PA	11,349	16.7	7,279	14.7
ING Bank, FSB, DE	6,768	10.0	200	0.4
PNC Bank, National Association, PA	6,750	9.9	41	0.1
Citicorp Trust Bank, DE	5,517	8.1	6,609	13.4
Fulton Bank, PA	1,149	1.7	500	1.0
Citizens Bank of Pennsylvania, PA	1,000	1.5	2,000	4.1
Wilmington Savings Fund Society FSB, DE(1)	898	1.3	784	1.6
United Bank, WV	887	1.3	484	1.0
National Penn Bank, PA	647	1.0	460	0.9

Subtotal	53,622	79.0	36,404	73.7
Other borrowers	14,235	21.0	12,994	26.3

Total loans to members	$67,857	100.0	$49,398	100.0

Note:

(1)	These borrowers had an officer or director who served on the Bank’s Board of Directors as of December 31, 2007.

Investments.  The Bank is also subject to credit risk on investments consisting primarily of money market investments and investment securities. The Bank places money market investments on an unsecured basis with large, high-quality financial institutions with long-term credit ratings no lower than A for terms up to 90 days and with long-term credit ratings no lower than BBB for terms up to 30 days. Management actively monitors the credit quality of these money market investment counterparties. Money market investment exposure was $10.9 billion as of December 31, 2007, and consisted of interest-bearing deposits, Federal funds sold and loans to other FHLBanks. Approximately 47.8% of the money market investments had an overnight maturity; another 28.6% matured from 2 to 30 days; and 23.6% matured from 31 to 90 days. There were no money market investments with a maturity greater than 90 days. Exposure to U.S. branches of foreign banks amounted to approximately 52.6% of total money market exposure. The Bank had no exposures to countries rated below investment grade.

The Bank’s credit exposure to investment securities issued by entities other than the U.S. Government, Federal agencies or government-sponsored enterprises was $11.4 billion. This is a $1.2 billion increase from the $10.2 billion credit exposure to such counterparties at December 31, 2006. Approximately 83.9% of MBS were issued by private label issuers. The following tables present the Bank’s investment credit exposure, including accrued interest of $110.9 million and $79.9 million, as of December 31, 2007 and 2006, respectively, based in part on the lowest long-term credit ratings provided by Moody’s Investor Service Inc., Standard & Poor’s, or Fitch

Ratings. Various deposits not held as investments as well as equity investments held by the Bank to offset deferred compensation arrangements which are not generally assigned a credit rating are excluded from the tables below.

	December 31, 2007(1)(2)

(in millions)	AAA	AA	A	BBB	Total

Money market investments:
Interest-bearing deposits	$—	$2,688	$2,926	$101	$5,715
Federal funds sold and loans to other FHLBanks	500	1,975	2,650	100	5,225

Subtotal	500	4,663	5,576	201	10,940
Investment securities:
Commercial paper	—	—	84	—	84
Government-sponsored enterprises	929	—	—	—	929
State or local agency obligations	261	445	—	—	706
MBS issued by Federal agencies	55	—	—	—	55
MBS issued by government-sponsored enterprises:
Fannie Mae	509	—	—	—	509
Freddie Mac	1,471	—	—	—	1,471
MBS issued by private label issuers	10,594	2	—	—	10,596

Total investments	$14,319	$5,110	$5,660	$201	$25,290

	December 31, 2006(1)(2)

(in millions)	AAA	AA	A	BBB	Total

Money market investments:
Interest-bearing deposits	$—	$2,407	$1,226	$—	$3,633
Federal funds sold	—	2,526	760	85	3,371

Subtotal	—	4,933	1,986	85	7,004
Investment securities:
Commercial paper	99	100	134	—	333
Government-sponsored enterprises	996	—	—	—	996
State or local agency obligations	398	388	—	—	786
MBS issued by Federal agencies	71	—	—	—	71
MBS issued by government-sponsored enterprises:
Fannie Mae	501	—	—	—	501
Freddie Mac	1,280	—	—	—	1,280
MBS issued by private label issuers	9,095	3	—	—	9,098

Total investments	$12,440	$5,424	$2,120	$85	$20,069

Note:

(1)	These tables do not reflect changes in any rating, outlook or watch status after December 31, 2007 and 2006, respectively. Equivalent short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to December 31, 2007, are described in detail below. Private label MBS rated AA as of December 31, 2006 and 2007, represent restricted certificates pertaining to the Shared Funding Program. See Note 7 of the audited financial statements for additional information.

(2)	The Bank measures credit exposure through a process which includes internal credit review and various external factors. This analysis results in an internal credit rating which is translated into a generic NRSRO rating for presentation in the table above.

Private Label MBS.  The Bank invests in and is subject to credit risk related to private label MBS that are directly supported by underlying mortgage loans. Investments in private label MBS are permitted as long as they are rated AAA at the time of purchase. In April 2007, the Finance Board directed the Bank to adopt practices consistent with the risk management, underwriting and consumer protection principles of various regulatory pronouncements regarding nontraditional and subprime mortgages that the Bank purchases or which back private label MBS investments. In response, the Board has adopted and implemented stricter policies and risk management practices that enhanced collateral reporting requirements for members and appropriate risk sublimits for credit exposure on nontraditional and subprime MBS. The Bank generally focuses its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

The following table presents private label MBS portfolio balances, including accrued interest, by various categories of underlying collateral. In reporting the Bank’s various MBS exposures below, the Bank categorizes private label MBS in accordance with how the securities were labeled by the NRSRO when issued.

	December 31,	December 31,
(dollars in millions)	2007	2006

Prime fixed- and adjustable-rate securities	$7,523	$6,203
Alt-A fixed- and adjustable-rate securities	2,777	2,525
Home equity line of credit (HELOC) securities	86	123
Subprime securities	23	25
Other securities, primarily under federal insurance or guarantee programs	187	222

Total private label MBS	$10,596	$9,098

Number of MBS private label investments	175	159
Average balance per security	$60.6	$57.5

Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models, that summarize an individual’s credit record and predict the likelihood that a borrower will repay future obligations as expected. FICO® scores, developed by Fair, Isaac and Co., Inc. are the most commonly used credit scores. FICO scores are ranked on a scale of approximately 300 to 850 points. Based on historic statistics, borrowers with higher credit scores are more likely to repay their debts as expected than those with lower scores. Original credit score data for the underlying borrowers were available for approximately 73% and 67% of the mortgage loans comprising the private label MBS portfolio as of December 31, 2007 and 2006, respectively. Credit score ranges are based on available loan level data applied to the ending unpaid principal balances of the loans. The averages for the private label MBS portfolio are calculated from the average score for each security weighted by the ending unpaid principal balance of the loans. Credit score characteristics of the Bank’s total private label MBS portfolio are presented below.

	December 31,	December 31,
	2007	2006

Original FICO® score range:
740 and greater	51%	35%
700 to 739	47%	63%
660 to 699	2%	1%
Less than 660	0%	1%

Weighted average original FICO® score	733	725

LTV ratios represent the borrowers’ equity in the underlying properties and are an important safeguard against credit losses. Original LTV data, based on the LTV at the time the mortgages were securitized, were available for 96% and 94% of the underlying mortgage loans as of December 31, 2007 and 2006, respectively. LTV ratio ranges are based on available loan level data applied to the ending unpaid principal balance of these loans. The averages for the private label MBS portfolio are calculated from the average score for each security weighted by the ending unpaid principal balance of the loans. The LTV ratio ranges for the Bank’s total private label MBS portfolio are presented below.

	December 31,	December 31,
	2007	2006

Original Loan-To-Value (LTV) ratio range:

50% or below	6%	7%
Above 50% to 60%	11%	13%
Above 60% to 70%	47%	52%
Above 70% to 80%	35%	27%
Above 80% to 90%	0%	0%
Above 90% to 100%	1%	1%

Weighted average original LTV ratio	66%	67%

The Bank also actively monitors the location of the collateral underlying the private label MBS portfolio. The top four state concentrations for the total portfolio are presented below.

	December 31,	December 31,
	2007	2006

Top state concentrations:
California	34%	33%
New York	6%	6%
Florida	4%	3%
New Jersey	3%	3%
Other states	53%	55%

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime, Alt-A or subprime. There is no universally accepted definition of these segments. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Further, many mortgage participants classify single-family loans with credit characteristics that range between prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with lower or alternative documentation than a full documentation mortgage loan. Industry participants often use this classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation.

The following table presents additional information regarding the underlying mortgage loan collateral for the Bank’s private label MBS portfolio in the subprime and Alt-A segments as well as those securities specifically backed by HELOCs.

	December 31, 2007

(dollars in millions)	Alt-A	Subprime	HELOC
Year of Securitization (Vintage)	Securities	Securities	Securities

2002	$16	$8	$—
2003	288	15	—
2004	510	—	52
2005	357	—	7
2006	1,090	—	27
2007	516	—	—

Total	$2,777	$23	$86

Weighted average original FICO® scores	724	651	713
Weighted average original LTV ratio	67%	75%	85%
Weighted average interest-only composition	48%	0%	n/a
Weighted average investment property composition	8%	6%	n/a
Weighted average delinquency rate	0.6%	5.4%	2.7%
Weighted average subordination rate	8.1%	60.5%	(1)

n/a — Information is not available

Note:

(1)	The portion of the private label MBS portfolio backed by HELOC securities includes eight securities. The weighted average subordination rate for this portfolio segment is 5.9% and represents subordination for only three securities. All eight securities have bond insurance.

Subsequent to December 31, 2007, an MBS backed by HELOC mortgage loans and insured by FGIC with an unpaid principal balance of $5.3 million was downgraded from AAA to A by at least one NRSRO. Additionally, the Bank has another six MBS backed by HELOC mortgage loans and insured by either AMBAC or MBIA with unpaid principal balances of $53.3 million which have been placed under review for possible downgrade by one or more NRSROs. The Bank’s use of bond insurers is described more fully below. Lastly, an MBS backed by subprime loans with an aggregate unpaid principal balance of $4.2 million has been placed under review for possible downgrade by one or more NRSROs. To date, the Bank has not incurred any impairment charges on these securities because the Bank has the ability and intent to hold them for a period of time sufficient to recover all unrealized losses. Excluding the restricted securities related to the Shared Funding Program, all remaining securities in the Bank’s MBS portfolio are rated AAA. See Note 7 of the audited financial statements for additional information.

Bond Insurers.  The Bank’s investment securities portfolio includes a limited number of investments which are insured by four bond insurers/guarantors. The Bank closely monitors the financial condition of these bond insurers. All insurers were rated AAA as of December 31, 2007.

The insured MBS represent nine securities, the eight securities backed by HELOC mortgage loans noted above and one backed by subprime loans. The credit rating of each of these MBS is closely related to the credit rating of the applicable bond insurer and most of these securities carry limited or no subordination. The state and local agency obligations insured by MBIA are long-term obligations which have stand-alone BBB underlying ratings. The state and local agency obligation insured by FSA is initially backed by the cash flows from Fannie Mae debentures. The obligation matures in August 2008. The following table presents the Bank’s insured investments by insurer, including accrued interest of $3.7 million and $4.0 million, as of December 31, 2007 and 2006, respectively.

	December 31, 2007		December 31, 2006

		State or Local		State or Local
(dollars in millions)	MBS	Agency Obligations	MBS	Agency Obligations

AMBAC Assurance Corporation (AMBAC)	$27.8	$—	$40.7	$—
Financial Security Assurance Inc. (FSA)	27.7	224.0	35.3	224.1
MBIA Insurance Corporation (MBIA)	25.5	125.4	39.2	124.5
Financial Guaranty Insurance Co. (FGIC)	5.3	—	8.3	—

Total	$86.3	$349.4	$123.5	$348.6

Subsequent to December 31, 2007, FGIC and AMBAC have been downgraded to A and AA, respectively, by at least one NRSRO. MBIA has been placed under review for possible downgrade by one or more of the NRSROs. Most of these insurers have announced various capital raising initiatives in order to maintain or restore their credit rating.

Mortgage Loans.  The Bank has established mortgage loan purchase programs as a service to members. The Finance Board has authorized the Bank to hold mortgage loans under the MPF Program. Under this Program, the Bank acquires mortgage loans from participating members in a shared credit risk structure, including the necessary credit enhancement. These assets carry credit enhancements, which give them the approximate equivalent of an AA credit rating, although the credit enhancement is not actually rated. The Bank had net mortgage loan balances of $6.2 billion and $7.0 billion as of December 31, 2007 and 2006, respectively.

The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to consumers that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. Mortgage loans are generally placed on nonaccrual status when they become 90 days or more delinquent. See Notes 2 and 10 of the audited financial statements for additional information. Mortgage loan delinquencies and nonaccrual balances as of December 31, 2007 and 2006, were as follows:

	December 31,	December 31,
(dollars in millions)	2007	2006

30 — 59 days delinquent	$75,305	$83,309
60 — 89 days delinquent	19,880	20,838
90 days or more delinquent	32,794	32,839

Total delinquencies	$127,979	$136,986

Nonaccrual loans	$20,720	$18,771
Loans past due 90 days or more and still accruing interest	14,107	15,658

Delinquencies as a percent of total mortgage loans outstanding	2.1%	2.0%
Nonaccrual loans as a percent of total mortgage loans outstanding	0.3%	0.3%

The members or housing associates that are approved as Participating Financial Institutions (PFIs) continue to bear a significant portion of the credit risk through credit enhancements that they provide to the Bank. These credit enhancements are required to be sufficient to protect the Bank from excess credit risk exposure. As of December 31, 2007 and 2006, approximately 88% and 90%, respectively, of the Bank’s par value MPF outstanding balances were originated by National City Bank. National City Bank consolidated its membership in another FHLBank district and ceased to be a member of the Bank as of July 2006. The Bank is collateralized with regard to National City’s MPF Program credit enhancement obligations. See Item 1. Business and the “Mortgage Partnership Finance Program” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding the Bank’s various mortgage loan programs, the allowance for loan credit and the management of various risks, including credit risk.

Mortgage Insurers.  The Bank’s MPF Program uses nine mortgage insurance companies to provide both primary mortgage insurance and supplemental mortgage insurance under its various programs. The Bank closely monitors the financial condition of these mortgage insurers. All providers are required to maintain a credit rating of AA or better and are reviewed at least annually by the Bank’s Credit Risk Committee or more frequently as circumstances warrant. The MPF Provider and the various FHLBanks offering the MPF Program have recently established a set of financial criteria for further monitoring the financial condition of the mortgage insurance companies.

The following tables present mortgage insurance provider credit exposure and concentrations with coverage greater than ten percent of total coverage as of December 31, 2007 and 2006.

	December 31, 2007

	Primary	Supplemental
	Mortgage	Mortgage	Total Credit	Percent
(dollars in thousands)	Insurance	Insurance	Exposure	of Total

Mortgage Guaranty Insurance Corp.	$24,272	$77,436	$101,708	41.7
Genworth Mortgage Insurance Corp.	5,486	53,178	58,664	24.1
Republic Mortgage Insurance Company	22,237	5,109	27,346	11.2
PMI Mortgage Insurance Co.	21,033	5,934	26,967	11.1
Other insurance providers	28,603	375	28,978	11.9

Total	$101,631	$142,032	$243,663	100.0

	December 31, 2006

	Primary	Supplemental
	Mortgage	Mortgage	Total Credit	Percent
(dollars in thousands)	Insurance	Insurance	Exposure	of Total

Mortgage Guaranty Insurance Corp.	$28,834	$115,019	$143,853	46.2
Genworth Mortgage Insurance Corp.	6,447	53,190	59,637	19.1
Republic Mortgage Insurance Company	26,531	15,424	41,955	13.5
PMI Mortgage Insurance Co.	26,286	5,935	32,221	10.3
Other insurance providers	33,998	—	33,998	10.9

Total	$122,096	$189,568	$311,664	100.0

Since August 2007, including subsequent to December 31, 2007, five of the Bank’s mortgage insurance providers, including Mortgage Guaranty Insurance Corp., have had their external ratings for claims paying ability or insurer financial strength downgraded from AA to AA− or below by one or more NRSROs. Rating downgrades imply an increased risk that these mortgage insurers will fail to fulfill their obligations to reimburse the Bank for claims under insurance policies. If a mortgage insurer fails to fulfill its obligations, the Bank would bear the full loss of the borrower default on the related mortgage loans. In addition, if a mortgage insurer were downgraded below AA — by any of the three major NRSROs, the MPF Provider and the FHLBanks would jointly evaluate the strategic and operational implications for the MPF Program, including alternative sources of credit enhancement. Based on the outcome of that evaluation, if the business activity with any of the Bank’s existing mortgage insurers was restricted, the Bank’s concentration risk with the remaining insurers in the industry would be increased. These downgrades have not had a material impact on the operation of the Bank’s MPF Program.

Banking On Business (BOB) Loans.  The Bank has offered the BOB loan program to members since 2000, which is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available. The original intent of the BOB program is as a grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval. The entire BOB program is classified as a nonaccrual loan portfolio due to the fact that the Bank has doubt about the ultimate collection of the contractual principal and interest of the loans. Therefore, interest income is not accrued on these loans; income is recognized on a cash-basis when received.

The allowance for credit losses for the BOB program is predominantly based on small business loan loss statistics from the NRSROs as well as the SBA and trends in Gross Domestic Product, which provide a reasonable estimate of losses inherent in the BOB portfolio based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. The Bank revised its BOB program charge-off methodology in 2007 to deem as uncollectible and charge off all BOB loans which are delinquent more than six months or have been specifically identified by a member as being in default.

The following table presents the activity in the allowance for loan credit on BOB loans for the five years ended December 31, 2007.

	December 31,

(in thousands)	2007	2006	2005	2004	2003

Balance, at the beginning of the year	$6,735	$4,868	$3,394	$3,695	$10,194
Charge-offs	(1,623)	—	—	—	—

Net charge-offs	(1,623)	—	—	—	—
Provision (benefit) for credit losses	1,685	1,867	1,474	(301)	(6,499)

Balance, at end of the year	$6,797	$6,735	$4,868	$3,394	$3,695

Derivative Counterparties.  The Bank is subject to credit risk arising from the potential non-performance by derivative counterparties with respect to the agreements entered into with the Bank, as well as certain operational risks relating to the management of the derivative portfolio. In management of this credit risk, the Bank follows the policies established by the Board regarding unsecured extensions of credit. For all derivatives counterparties, the Bank selects only highly-rated derivatives dealers and major banks that meet the Bank’s eligibility criteria. The Bank manages derivative counterparty credit risk through the combined use of credit analysis, collateral management and other risk mitigation techniques. For example, the Bank requires collateral agreements on all nonmember derivative financial instrument contracts. Additionally, the extent to which the Bank is exposed to derivative counterparty risk is partially mitigated through the use of master netting agreements and bilateral security agreements with all active derivative counterparties that provide for delivery of collateral at specified levels tied to individual counterparty credit ratings as reported by the NRSROs. In determining maximum credit exposure, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities on an individual counterparty basis. As a result of these risk mitigation actions, management does not anticipate any credit losses on its derivative agreements.

The Bank regularly monitors the credit exposure of derivative transactions by determining the market value of positions using an internal pricing model. The market values generated by this model are compared to other internal models and dealer prices on a monthly basis. Collateral transfers required due to changes in market values are conducted on a daily basis, when necessary. The notional amount of derivatives does not measure the credit risk exposure of the Bank and the maximum credit exposure of the Bank is substantially less than the notional amount. For purposes of the table below, the maximum credit exposure represents the estimated fair value (i.e., carrying value) of the derivative contracts that have a net positive market value to the Bank and the net credit exposure represents maximum credit exposure less the protection afforded by contractually required collateral held by the Bank.

		Notional	Maximum	Cash
(dollars in thousands)	Number of	Principal	Credit	Collateral	Net Credit
Credit Rating(1)	Counterparties	Outstanding	Exposure	Held	Exposure

AAA	1	$70,000	$1,090	$—	$1,090
AA	7	10,459,092	130,849	92,672	38,177
A	3	3,661,227	108,618	100,210	8,408

Total	11	$14,190,319	$240,557	$192,882	$47,675

Note:

(1)	This table does not reflect changes in any rating, outlook or watch status after December 31, 2007. The Bank measures credit exposure through a process which includes internal credit review and various external factors. This analysis results in an internal credit rating which is translated into a generic NRSRO rating for presentation in the table above.

At December 31, 2007, three counterparties, all of whom are rated AA in the table above, collectively represented approximately 64% of the Bank’s total net credit exposure.

Liquidity and Funding Risk

The Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand and membership composition. The Bank’s liquidity resources are designed to support these financial strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank’s assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain liquidity measures in accordance with certain Finance Board regulations and with policies established by management and the Board of Directors. These measures are discussed in more detail below.

Consolidated bonds and discount notes, along with member deposits, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. Consolidated obligation bonds and discount notes are rated AAA/P-1 by Moody’s Investor Service, Inc. and AAA/A-1+ by Standard & Poor’s. These ratings measure the likelihood of timely payment of principal and interest. At December 31, 2007, the Bank’s consolidated obligation bonds outstanding totaled $58.6 billion compared to $53.6 billion as of December 31, 2006, an increase of $5.0 billion, or 9.3%. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at December 31, 2007 increased to $34.7 billion from $17.9 billion at December 31, 2006, an increase of $16.8 billion, or 94.4%, largely due to higher levels of short- and intermediate-term fixed-rate member loans made in response to the lack of liquidity in the mortgage and commercial paper markets in the second half of 2007. The Bank combines consolidated obligations with derivatives in order to lower its effective all-in cost of funds and simultaneously reduce interest rate risk. The funding strategy of issuing bonds while simultaneously entering into swap agreements, typically referred to as the issuance of structured debt, enables the Bank to offer a wider range of loan products to its member institutions. Discount notes have not generally been combined with derivatives by the Bank, although this approach may be used by the Bank in the future.

The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2007, increased to $2.4 billion from $1.4 billion at December 31, 2006, an increase of $1.0 billion, or 71.7%. Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity primarily due to member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing as compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies, or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2007 and 2006, excess deposit reserves were $56.6 billion and $39.9 billion, respectively.

The Bank’s investments also represent a key source of liquidity. Total investments (interest-bearing deposits, Federal funds sold, loans to other FHLBanks, and investment securities) totaled $25.3 billion at December 31, 2007, compared to $20.0 billion at December 31, 2006. Investments in MBS are limited by Finance Board regulations that prohibit the Bank from adding to its MBS portfolio during periods when the MBS balances outstanding exceed 300% of total regulatory capital. Excess capital stock repurchases associated with fluctuating member loan balances can cause the Bank’s capital stock to decrease. These fluctuations can curtail the Bank’s ability to add to its MBS portfolio as it can create a position where existing MBS balances exceed 300% of total regulatory capital. Finance Board regulations do not require the sale of MBS during such periods to meet the limitation; however, the Bank is not permitted to purchase additional MBS until the MBS-to-capital ratio returns to a level below 300%. As of December 31, 2007 and 2006, the Bank’s MBS balances outstanding represented approximately 295% and 294% of total regulatory capital, respectively.

Repurchases of Excess Capital Stock.  The Bank also retains liquidity to repurchase a member’s capital stock, upon request and at the Bank’s sole discretion, at par value as long as the repurchase will not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. Throughout 2006 and 2007, it remained the Bank’s practice to routinely (monthly) redeem capital stock in excess of a member’s minimum investment requirement. As a result, increases and decreases in capital stock remained generally in line with changes in the borrowing patterns of members. As of December 31, 2007 and 2006, the Bank had outstanding capital redemption requests due to pending mergers of $3.9 million and $7.9 million, respectively. See Note 18 of the audited financial statements for additional information.

Negative Pledge Requirement.  Finance Board regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured loans to members; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank is located; and (6) other securities that are assigned a rating or assessment by a NRSRO that is equivalent or higher than the rating or assessment assigned by the NRSRO to the consolidated obligations. As of December 31, 2007 and 2006, the Bank held total non-pledge qualifying assets in excess of total consolidated obligations of $7.0 billion and $5.3 billion, respectively.

Contingency Liquidity.  In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are short-term investments, such as Federal funds purchased, and the issuance of new consolidated obligation bonds and discount notes. Member loan growth may initially be funded by maturing on-balance sheet liquid investments, but within a short time the growth is usually funded by new issuances of consolidated obligations. The capital to support the loan growth is provided by the borrowing members, through their capital requirements, which are based in part on outstanding loans.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions; operational disruptions at other FHLBanks or the Office of Finance; or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a liquidity and funds management policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. On a daily basis, the Bank models its cash commitments and expected cash flows for the next 90 days to determine the Bank’s projected liquidity position. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and, (4) if necessary, allowing loans to mature without renewal. The Bank’s GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access.

Additionally, the Finance Board and the Bank’s liquidity and funds management policy require the Bank to hold contingency liquidity sufficient to meet the Bank’s estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. Both the Finance Board and the Bank’s liquidity measures are estimates which depend on certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met without access to the consolidated obligation debt markets for at least five days; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank’s access to the capital markets has never been interrupted to an extent that the Bank’s ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing loans to members, securities available for repurchase agreements, available-for-sale securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2007 and 2006, excess contingency liquidity was approximately $19.9 billion and $17.2 billion, respectively.

Federal Reserve Daylight Overdraft Policy.  Beginning in July 2006, the Federal Reserve Board required Reserve Banks to release interest and principal payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. This requirement is a fundamental change from the Federal Reserve’s past policy applicable to GSEs and certain international organizations of processing and posting these payments in the morning, even if these entities had not fully funded their payments. To comply with this requirement, the Bank implemented a number of actions, including the following: (1) limited the use of overnight discount notes as a source of short-term liquidity; (2) changed the time that principal and interest payments are made on consolidated obligations; (3) changed cash management and liquidity management practices to increase liquid investments and early availability of cash; and (4) continued to explore alternative sources of intraday private funding. These actions did not reduce the ability of the Bank to provide liquidity to its members.

In response to the Federal Reserve policy change, on June 23, 2006, the Bank, the eleven other FHLBanks and the OF entered into the Federal Home Loan Banks P&I Funding and Contingency Plan Agreement (the Agreement). The Office of Finance funds principal and interest payments on the FHLBanks’ consolidated obligations through its account at the Federal Reserve Bank of New York. The FHLBanks and the Office of Finance entered into the Agreement to facilitate timely funding by the FHLBanks of the principal and interest payments under their respective consolidated obligations, as made through the Office of Finance, in accordance with the Federal Reserve policy. Under the Agreement, in the event that one or more FHLBanks do not fund its principal and interest payments under a consolidated obligation by the deadlines agreed upon, the remaining FHLBanks will be obligated to fund any shortfall to the extent that any of the remaining FHLBanks has a net positive settlement balance in its account with the Office of Finance on the day the shortfall occurs. In this regard, the Finance Board granted a waiver requested by the Office of Finance to allow the direct placement by a FHLBank of consolidated obligations with another FHLBank in those instances when direct placement of consolidated obligations is necessary to ensure that sufficient funds are available to timely pay all principal and interest on FHLBank System consolidated obligations due on a particular day. Please refer to Exhibit 10.10 for the full text of the Agreement. The Bank does not believe that it will be called upon to pay the consolidated obligations of another FHLBank under this Agreement.

Joint and Several Liability.  Although the Bank is primarily liable for its portion of consolidated obligations, i.e., those issued on its behalf, the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the Bank is not paid in full when due, the Bank may not pay dividends to, or redeem or repurchase shares of capital stock from, any member of the Bank. The Finance Board, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. For example, the Finance Board may order the Bank to make principal and interest payments due on consolidated obligations for which it is not the primary obligor if the FHLBank that is the primary obligor is unable to make the required payments due to a disruption in its debt servicing operations, such as a natural disaster or power failure. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Board determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Board may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Board may determine. Finance Board regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the Office of Finance as its agent. The Bank is not permitted to issue individual debt without Finance Board approval. See Note 15 of the audited financial statements for additional information.

Management of the Bank also relies on the operation of the Finance Board’s joint and several liability regulation. The regulation requires that each FHLBank file with the Finance Board a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next calendar quarter. In addition, if an FHLBank cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Board. As of December 31, 2007, the Bank has never been required to assume or pay the consolidated obligations of another FHLBank.

The Bank’s total consolidated obligation bonds and discount notes represented 8.1% and 7.9% of total FHLBank System consolidated obligations as of December 31, 2007 and 2006, respectively. For the FHLBank System, total par value of consolidated obligations were $1,189.7 billion and $952.0 billion as of December 31, 2007 and 2006, respectively.

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments:

	December 31, 2007			December 31, 2006
	Consolidated Obligations			Consolidated Obligations

(in millions)	Bonds	Discount Notes	Total	Bonds	Discount Notes	Total

Atlanta	$141,920	$28,514	$170,434	$123,102	$4,952	$128,054
Boston	33,652	43,265	76,917	38,634	17,781	56,415
Chicago	64,085	19,093	83,178	69,652	11,226	80,878
Cincinnati	46,164	35,577	81,741	53,419	22,021	75,440
Dallas	32,739	24,221	56,960	41,917	8,262	50,179
DesMoines	34,422	21,544	55,966	33,379	4,700	38,079
Indianapolis	30,231	22,262	52,493	32,989	10,499	43,488
New York	66,056	34,984	101,040	62,206	12,255	74,461
Pittsburgh	61,521	34,802	96,323	57,013	17,933	74,946
San Francisco	223,885	79,064	302,949	200,396	30,227	230,623
Seattle	44,933	15,061	59,994	48,221	1,497	49,718
Topeka	31,746	19,965	51,711	32,940	16,770	49,710

Total FHLBank System	$811,354	$378,352	$1,189,706	$793,868	$158,122	$951,990

Operating and Business Risks

Operating Risk.  Operating risk is defined as the risk of unexpected loss resulting from human error, systems malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls. The Bank has established operating policies and procedures to manage each of the specific operating risks, which are categorized as compliance, fraud, legal, information and personnel. The Bank’s Internal Audit department, which reports directly to the Audit Committee of the Bank’s Board, regularly monitors compliance with established policies and procedures. Management continually monitors the effectiveness of the internal control environment and takes action as appropriate to enhance the environment. Some operating risk may also result from external factors which are beyond the Bank’s control, such as the failure of other parties with which the Bank conducts business to adequately address their own operating risks. Governance over the management of operating risks takes place through the Bank’s Risk Management Committee. Business areas retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has developed an operating risk management framework, which continues to evolve.

In addition to the particular risks and challenges that the Bank faces, the Bank also experiences ongoing operating risks that are similar to those of other large financial institutions. For example, the Bank is exposed to the risk that a catastrophic event, such as a terrorist event or a natural disaster, could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate this risk, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from, although in the same metropolitan area as, the main office. The Bank also has a reciprocal backup agreement in place with the FHLBank of Des Moines to provide short-term loans and debt servicing in the event that both of the Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

The Bank maintains insurance coverage for employee misappropriation, as well as director and officer liability protection. Additionally, comprehensive insurance coverage is currently in place for electronic data-processing equipment and software, personal property, leasehold improvements, property damage and personal injury. The Bank maintains additional insurance protection as deemed appropriate, such as cyber security and travel accident coverages.

Business Risk.  Business risk is the risk of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to: continued financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-Bank competition, weakening of the FHLBank System’s GSE status, changes in the deposit and mortgage markets for the Bank’s members, and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives. The Bank’s Risk Management Committee monitors economic indicators and the external environment in which the Bank operates and attempts to mitigate this risk through long-term strategic planning.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk

See Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition, “Risk Management” in Part II of this Form 10-K.

Item 8:	Financial Statements and Supplementary Financial Data

Management’s Annual Report of Internal Control over Financial Reporting

The management of the Bank is responsible for establishing and maintaining adequate internal control over financial reporting. The Bank’s internal control over financial reporting is designed by and under the supervision of the Bank’s management, including our Chief Executive Officer and Chief Financial Officer. The Bank’s internal controls over financial reporting are to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on its assessment, management of the Bank determined that as of December 31, 2007, the Bank’s internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Home Loan Bank of Pittsburgh:

In our opinion, the accompanying statement of condition and the related statements of operations, capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Pittsburgh (the “Bank”) at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

McLean, Virginia
March 13, 2008

Financial Statements for the Years Ended 2007, 2006 and 2005

Federal Home Loan Bank of Pittsburgh
Statement of Operations

	Year ended December 31,
(in thousands, except per share amounts)	2007	2006	2005

Interest Income:
Loans to members	$2,864,237	$2,433,572	$1,526,937
Prepayment fees on loans to members, net	1,535	1,382	2,276
Interest-bearing deposits	237,706	178,811	61,580
Federal funds sold	195,104	218,589	57,167
Trading securities	—	—	2,700
Available-for-sale securities	2,855	6,981	16,696
Held-to-maturity securities	638,987	551,196	382,701
Mortgage loans held for portfolio	337,906	372,520	401,742
Loans to other FHLBanks	14	53	—

Total interest income	4,278,344	3,763,104	2,451,799

Interest Expense:
Consolidated obligation discount notes	1,106,060	655,102	528,123
Consolidated obligation bonds	2,728,159	2,703,238	1,579,772
Deposits	75,218	58,229	30,770
Mandatorily redeemable capital stock	393	1,404	555
Other borrowings	1,496	801	3,036

Total interest expense	3,911,326	3,418,774	2,142,256

Net interest income before provision for credit losses	367,018	344,330	309,543
Provision for credit losses	1,497	2,248	2,089

Net interest income after provision for credit losses	365,521	342,082	307,454
Other income (loss):
Services fees	4,196	4,369	4,007
Net (loss) on trading securities (Note 5)	(79)	—	(999)
Net gains from sale of available-for-sale securities (Note 6)	1,588	—	—
Net gains on derivatives and hedging activities (Note 11)	10,813	7,039	4,185
Other, net	1,505	2,224	209

Total other income (loss)	18,023	13,632	7,402
Other expense:
Operating	55,904	56,968	49,456
Finance Board	2,582	2,076	2,206
Office of Finance	2,632	1,872	2,064

Total other expense	61,118	60,916	53,726

Income before assessments	322,426	294,798	261,130
Affordable Housing Program (Note 16)	26,361	24,218	21,374
REFCORP (Note 17)	59,213	54,118	47,951

Total assessments	85,574	78,336	69,325

Net income	$236,852	$216,462	$191,805

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	33,947	32,013	28,552

Basic and diluted earnings per share	$6.98	$6.76	$6.72

Dividends per share	$5.76	$4.69	$2.82

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition

	December 31,
(in thousands, except par value)	2007	2006

ASSETS
Cash and due from banks (Note 4)	$67,388	$78,098
Interest-bearing deposits	5,740,036	3,619,984
Federal funds sold	4,725,000	3,370,000
Investment securities:
Trading securities (Note 5)	7,592	—
Available-for-sale securities, at fair value; amortized cost of $44,291 and $64,378, respectively (Note 6)	42,370	65,848
Held-to-maturity securities, at amortized cost; fair value of $13,964,840 and $12,758,889, respectively (Note 7)	14,236,883	12,939,100
Loans to members (Note 8)	68,797,522	49,335,377
Mortgage loans held for portfolio (Note 9), net of allowance for credit losses of $1,055 and $853, respectively (Note 10)	6,219,736	6,966,345
Banking on Business loans, net of allowance for credit losses of $6,797 and $6,735, respectively (Note 10)	12,830	11,469
Loans to other FHLBanks (Note 20)	500,000	—
Accrued interest receivable	529,371	416,407
Premises, software and equipment, net (Note 12)	24,663	22,142
Derivative assets (Note 11)	240,557	498,976
Other assets	46,408	52,712

Total assets	$101,190,356	$77,376,458

LIABILITIES AND CAPITAL
Liabilities
Deposits: (Note 13)
Interest-bearing	$2,427,842	$1,409,305
Noninterest-bearing	20,702	16,692

Total deposits	2,448,544	1,425,997

Consolidated obligations, net: (Note 15)
Discount notes	34,685,085	17,845,226
Bonds	58,613,389	53,627,392

Total consolidated obligations, net	93,298,474	71,472,618

Mandatorily redeemable capital stock (Note 18)	3,929	7,892
Accrued interest payable	557,885	566,350
Affordable Housing Program (Note 16)	59,912	49,386
Payable to REFCORP (Note 17)	16,677	14,531
Derivative liabilities (Note 11)	491,281	144,093
Other liabilities	28,966	61,617

Total liabilities	96,905,668	73,742,484

Commitments and contingencies (Note 23)	—	—

Capital (Note 18)
Capital stock — putable ($100 par value) issued and outstanding shares:
39,947 and 33,844 shares in 2007 and 2006, respectively	3,994,732	3,384,358
Retained earnings	296,260	254,777
Accumulated other comprehensive income (loss):
Net unrealized gain (loss) on available-for-securities (Note 6)	(1,921)	1,470
Net unrealized (loss) relating to hedging activities (Note 11)	(2,916)	(4,973)
Pension and post-retirement benefits (Note 19)	(1,467)	(1,658)

Total capital	4,284,688	3,633,974

Total liabilities and capital	$101,190,356	$77,376,458

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows

	Year ended December 31,
(in thousands)	2007	2006	2005

OPERATING ACTIVITIES
Net income	$236,852	$216,462	$191,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,321	137,143	67,501
Change in net fair value adjustment on derivative and hedging activities	10,254	(145,320)	(118,319)
Other adjustments	(91)	2,252	3,553
Net change in:
Trading securities	(7,592)	—	89,306
Accrued interest receivable	(112,964)	(112,214)	(91,626)
Other assets	3,489	(86)	45
Accrued interest payable	(8,465)	130,136	136,226
Other liabilities	15,220	10,896	29,608

Total adjustments	11,172	22,807	116,294

Net cash provided by operating activities	$248,024	$239,269	$308,099

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $595, $501 and $377 to other FHLBanks for mortgage loan programs)	$(2,120,052)	$(360,090)	$(1,912,885)
Federal funds sold	(1,355,000)	(1,050,000)	(65,000)
Loans to other FHLBanks	(500,000)	—	—
Premises, software and equipment	(7,613)	(8,601)	(8,938)
Available-for-sale securities:
Proceeds	21,680	266,072	299,938
Held-to-maturity securities:
Net (increase) decrease in short-term	255,783	(170,914)	(76,398)
Proceeds from long-term	2,390,590	1,611,320	2,209,970
Purchases of long-term	(3,919,526)	(3,325,833)	(4,540,157)
Loans to members:
Proceeds	854,663,481	652,739,386	2,304,901,180
Made	(873,125,167)	(654,623,311)	(2,314,105,099)
Mortgage loans held for portfolio:
Proceeds	867,012	1,048,152	1,903,261
Purchases	(134,051)	(382,995)	(951,212)

Net cash (used in) investing activities	$(22,962,863)	$(4,256,814)	$(12,345,340)

Federal Home Loan Bank of Pittsburgh

Statement of Cash Flows – (Continued)

	Year Ended December 31,
l(In thousands)	2007	2006	2005

FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$1,022,547	$342,240	$34,121
Net proceeds from issuance of consolidated obligations:
Discount notes	610,513,392	158,313,229	1,046,170,997
Bonds (including $0, $0, and $65,597 from other FHLBanks)	30,473,757	19,054,075	25,703,624
Payments for maturing and retiring consolidated obligations:
Discount notes	(593,701,220)	(155,108,175)	(1,046,769,795)
Bonds (including $0, $0 and $50,000 from other FHLBanks)	(26,015,389)	(18,743,761)	(13,387,372)
Proceeds from issuance of capital stock	6,521,212	4,877,247	8,398,334
Payments for redemption of mandatorily redeemable capital stock	(3,963)	(40,651)	(5,376)
Payments for redemption/repurchase of capital stock	(5,910,838)	(4,539,660)	(8,011,654)
Cash dividends paid	(195,369)	(174,271)	(72,513)

Net cash provided by financing activities	$22,704,129	$3,980,273	$12,060,366

Net (decrease) increase in cash and cash equivalents	$(10,710)	$(37,272)	$23,125
Cash and cash equivalents at beginning of the year	78,098	115,370	92,245

Cash and cash equivalents at end of the year	$67,388	$78,098	$115,370

Supplemental disclosures:
Interest paid during the year	$2,752,603	$2,325,906	$1,405,233
AHP payments, net	15,835	11,539	5,577
REFCORP assessments paid	57,067	54,220	36,381
Transfers of mortgage loans to real estate owned	5,944	5,887	5,060

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh

Statement of Changes in Capital

				Accumulated
				Other
	Capital Stock - Putable		Retained	Comprehensive
(in thousands)	Shares	Par Value	Earnings	Income (Loss)	Total Capital

Balance December 31, 2004	26,958	$2,695,802	$77,190	$(11,668)	$2,761,324

Proceeds from sale of capital stock	83,983	$8,398,334	—	—	$8,398,334
Redemption/repurchase of capital stock	(80,116)	(8,011,654)	—	—	(8,011,654)
Net shares reclassified to mandatorily redeemable capital stock	(39)	(3,899)	—	—	(3,899)
Comprehensive income (loss):
Net income	—	—	$191,805	—	191,805
Net unrealized gain on available- for-sale securities	—	—	—	$54	54
Net unrealized gain relating to hedging Activities	—	—	—	350	350
Reclassification adjustment for losses included in net income relating to:
Hedging activities				3,671	3,671
Other	—	—	—	77	77

Total comprehensive income	—	—	191,805	4,152	195,957
Cash dividends on capital stock	—	—	(80,516)	—	(80,516)

Balance December 31, 2005	30,786	$3,078,583	$188,479	$(7,516)	$3,259,546

Proceeds from sale of capital stock	48,772	$4,877,247	—	—	$4,877,247
Redemption/repurchase of capital stock	(45,396)	(4,539,660)	—	—	(4,539,660)
Net shares reclassified to mandatorily redeemable capital stock	(318)	(31,812)	—	—	(31,812)
Comprehensive income:
Net income	—	—	$216,462	—	216,462
Net unrealized gain on available- for-sale securities	—	—	—	$607	607
Reclassification adjustment for losses included in net income relating to:
Hedging activities	—	—	—	2,900	2,900
Other	—	—	—	506	506

Total comprehensive income	—	—	216,462	4,013	220,475
Adjustment to initially apply SFAS 158	—	—	—	(1,658)	(1,658)
Cash dividends on capital stock	—	—	(150,164)	—	(150,164)

Balance December 31, 2006	33,844	$3,384,358	$254,777	$(5,161)	$3,633,974

Proceeds from sale of capital stock	65,212	$6,521,212	—	—	$6,521,212
Redemption/repurchase of capital stock	(59,109)	(5,910,838)	—	—	(5,910,838)
Comprehensive income:
Net income	—	—	$236,852	—	236,852
Net unrealized (loss) on available- for-sale securities	—	—	—	$(1,803)	(1,803)
Reclassification adjustment for (gains) losses included in net income relating to:
Available-for-sale securities	—	—	—	(1,588)	(1,588)
Hedging activities	—	—	—	2,057	2,057
Other	—	—	—	191	191

Total comprehensive income (loss)	—	—	236,852	(1,143)	235,709
Cash dividends on capital stock	—	—	(195,369)	—	(195,369)

Balance December 31, 2007	39,947	$3,994,732	$296,260	$(6,304)	$4,284,688

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh

Notes to Financial Statements

Note 1 –	Background Information

The Bank, a federally chartered corporation, is one of 12 district FHLBanks. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. State and local housing associates that meet certain statutes or criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not eligible to hold capital stock.

All members must purchase stock in the Bank.  The amount of capital stock members own is based on their outstanding loans, their unused borrowing capacity and the principal balance of residential mortgage loans previously sold to the Bank. See Note 18 for additional information. The Bank considers those members with capital stock outstanding in excess of ten percent of total capital stock outstanding to be related parties. See Note 20 for additional information.

The Finance Board, an independent agency in the executive branch of the United States government, supervises and regulates the FHLBanks and the OF. The OF is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all twelve FHLBanks. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Board establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any off-balance sheet special-purpose entities or any other type of off-balance sheet conduits.

As provided by the Act, as amended, or Finance Board regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. See Note 15 for additional information. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans to members and to purchase mortgages from members through the Mortgage Partnership Finance (MPF) Program. See Note 9 for additional information. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

Note 2 –	Summary of Significant Accounting Policies

Use of Estimates.  The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell and Federal Funds Sold.  These investments provide short-term liquidity and are carried at cost. The Bank has the ability to purchase from or sell Federal funds to eligible counterparties. These funds are usually purchased and sold for one-day periods, but can have longer terms for up to three months. The Bank treats securities purchased under agreements to resell as collateralized financings.

Investment Securities.  The Bank carries, at amortized cost, investment securities for which it has both the ability and intent to hold to maturity, adjusted for the amortization of premiums and accretion of discounts using the

Notes to Financial Statements (continued)

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

The Bank may classify certain investment securities acquired for purposes of liquidity and asset/liability management as trading and carry them at fair value. Premiums and discounts on trading securities are recorded at time of purchase and not amortized. The Bank records changes in the fair value of these investment securities through “other income (loss).” However, the Bank does not participate in speculative trading practices.

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

The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in “other income (loss).”

The Bank regularly evaluates outstanding investments for changes in fair value and records impairment when a decline in fair value is deemed to be other than temporary. An investment is deemed impaired if the fair value of the investment is less than its carrying value. After the investment is determined to be impaired, the Bank evaluates whether this decline in value is other than temporary. When evaluating whether the impairment is other than temporary, the Bank takes into consideration whether or not it is going to receive all of the investment’s contractual cash flows and the Bank’s intent and ability to hold the investment for a sufficient amount of time to recover the unrealized losses. In addition, the Bank considers issuer or collateral specific factors, such as rating agency actions and business and financial outlook. The Bank also evaluates broader industry and sector performance indicators. If there is an other-than-temporary impairment in the value of an investment, the decline in value is recognized as a loss and presented in the Statement of Operations as “other income (loss).” The Bank has not experienced any other-than-temporary impairment in value of investment securities during 2007, 2006 or 2005.

Loans to Members.  The Bank reports loans to members, net of discounts on AHP loans, as discussed below. The Bank amortizes the discounts on loans to members to interest income using the interest method, which produces a constant effective yield on the net investment in the loan. The Bank credits interest on loans to members to income as earned. Following the requirements of the Act, the Bank obtains sufficient collateral on loans to members to protect it from losses. The Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully described in Note 8, community financial institutions (CFIs) are eligible to use expanded statutory collateral rules that include

Notes to Financial Statements (continued)

secured small business and agricultural loans, and securities representing a whole interest in such secured loans. The Bank has not incurred any credit losses on loans to members since its inception. Based upon the collateral held as security and the repayment history of the Bank’s loans to members, management believes that an allowance for credit losses on loans to members is unnecessary.

Mortgage Loans Held for Portfolio.  The Bank participates in the MPF Program under which the Bank invests in government-guaranteed/insured residential mortgage loans (those insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture (RHS) and/or the Department of Housing and Urban Development (HUD)) and conventional residential mortgage loans, which are purchased from participating members. The Bank manages the liquidity, interest-rate risk and optionality of the loans while the member retains the marketing and servicing activities. The Bank and the member share in the credit risk of the loans with the Bank assuming the first loss obligation limited by the first loss account (FLA), and the member assuming credit losses in excess of the FLA, referred to as credit enhancement, up to the amount of the credit enhancement obligation as specified in the master agreement. The Bank assumes all losses in excess of the credit enhancement.

The credit enhancement (CE) is an obligation on the part of the PFI, which ensures the retention of credit risk on loans it sells to the Bank. The amount of the credit enhancement is determined so that any losses in excess of the enhancement are limited to those permitted for AA credit risks. The PFI member receives from the Bank a credit enhancement fee, based upon the remaining unpaid principal balance, for managing this portion of the inherent risk in the loans. Under the MPF Program, the PFI’s credit enhancement protection level may take the form of the CE amount and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The required credit enhancement obligation amount may vary depending on the product alternatives selected. Under Acquired Member Asset (AMA) regulation, any portion of the CE amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that loans to members are collateralized. All of the PFI’s obligations under the PFI agreement are secured under its regular loans to members agreement with the Bank. The Bank may request additional collateral to secure the PFI’s obligation.

The Bank classifies mortgage loans as held for portfolio and reports them at their principal amount outstanding net of deferred loan costs, unamortized premiums and discounts, and mark-to-market basis adjustments on loans initially classified as mortgage loan commitments.

The Bank defers and amortizes mortgage loan premiums paid to and discounts received from the Bank’s participating member and basis adjustments to interest income over the contractual life of the loan using the interest method. The contractual method recognizes the income effects of premiums and discounts in a manner that is proportionate to the actual behavior of the underlying assets without regard to changes in estimates based on assumptions about future behavior.

The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. Delivery extension fees are received when a member requests to extend the period of the delivery commitment beyond the original stated maturity and are recorded as part of the mark-to-market of the delivery commitment derivatives, and as such, eventually become basis adjustments to the mortgage loans funded as part of the delivery commitment. Pair-off fees are received when the amount of mortgages purchased is less than or greater than the specified percentage of the delivery commitment. Pair-off fees attributable to mortgage loans delivered greater than the specified percentage of the delivery commitment amount represent purchase price adjustments and become part of the basis of the purchased mortgage loans. Pair-off fees attributable to mortgage loans not delivered are reported as other income when received.

Conventional mortgage loans are generally placed on nonaccrual status when they become 90 days or more delinquent, at which time accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. Delinquent loans that are foreclosed are removed from the loan classification and the property is initially recorded (and subsequently carried at the lower of cost or fair value less costs to sell) in other assets as real estate owned (REO). If the fair value (less costs to sell) of

Notes to Financial Statements (continued)

the REO property is lower than the carrying value of the loan then the difference, to the extent such amount is not expected to be recovered through recapture of performance-based credit enhancement fees, is recorded as a charge-off to the allowance for credit losses.

The Bank, along with several other FHLBanks, participated in a Shared Funding Program, which is administered by an unrelated third party. This program allows mortgage loans originated through the MPF Program and related credit enhancements to be sold to a third-party-sponsored trust and pooled into securities. The FHLBank of Chicago purchased the AMA-eligible securities, which are rated at least AA, and the Bank purchased a portion of the investments from FHLBank of Chicago at the original transaction closing. The investments are classified as held-to-maturity securities and are reported at amortized cost of $53.1 million and $60.4 million as of December 31, 2007 and 2006, respectively. These securities are not publicly traded or guaranteed by any of the FHLBanks.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), a new interpretation on consolidation accounting. In December 2003, the FASB issued a revision to FIN 46 (FIN 46-R) to address various technical corrections and implementation issues that had arisen since the issuance of FIN 46. Application of FIN 46-R to the Bank is limited to the MPF Shared Funding securities, which the Bank believes were issued by qualifying special purpose entities (QSPE) that are sponsored by One Mortgage Partners Corp., a subsidiary of JPMorgan Chase. A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. A QSPE must meet certain criteria in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement 125, to be considered a QSPE. FIN 46-R does not require an investor to consolidate a QSPE, as long as the investor does not have the unilateral ability to liquidate the QSPE or cause it to no longer meet the QSPE criteria. The Bank meets this scope exception for QSPEs under FIN 46-R, and accordingly, does not consolidate its investments in the MPF Shared Funding securities.

Banking on Business (BOB) Loans.  The Bank has offered the BOB loan program to members, which is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia, since 2000. The program’s objective is to assist in the growth and development of small business, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program is accounted for as an unsecured loan program. Therefore, the accounting for the program follows the provisions of loan accounting whereby an asset (loan receivable) is recorded for disbursements to members and an allowance for credit losses is estimated and established through provision for credit losses. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans as stated in the agreements. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval. Based on the intent of the BOB program as described above, the Bank has doubt about the ultimate collection of contractual principal and interest of the BOB loans. Therefore, for accounting purposes, the BOB program is classified as a nonperforming loan portfolio and interest income is not accrued on these loans. Instead, income is recognized on a cash basis after full collection of principal.

Allowance for Credit Losses.  The allowance for credit losses is a valuation allowance established by the Bank to provide for probable losses inherent in the Bank’s portfolio as of the Statement of Condition date, including mortgage loans held for portfolio, BOB loans and off-balance sheet exposure. An impairment is considered to have occurred when it is probable that all contractual principal and interest payments will not be collected as scheduled based on current information and events.

The Bank purchases government-guaranteed/insured mortgage loans and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-guaranteed/insured loans is predominately assumed by other entities, only conventional mortgage loans are evaluated for an allowance for credit loss. The Bank’s

Notes to Financial Statements (continued)

conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers that are secured by residential real estate. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment; therefore, it is scoped out of the provisions of SFAS 114. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data. The calculated expected loss is compared to peer data and market trends. Peer data and market data are reviewed on a quarterly basis when available.

The allowance for credit losses for the BOB program provides a reasonable estimate of losses inherent in the BOB portfolio based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. Probability of default is based on small business default statistics from the NRSROs as well as the Small Business Administration and trends in Gross Domestic Product. Based on the nature of the program, all of the loans in the BOB program are classified as nonperforming loans.

The allowance for credit losses for off-balance sheet exposure is recorded in other liabilities in the Statement of Condition and is mainly comprised of the reserve associated with BOB loan commitments. Because there is a high likelihood that BOB commitments will ultimately be funded, the allowance for credit losses related to the BOB loan commitments is based on the same methodology as BOB loans.

The Bank has not incurred any losses on loans to members since its inception. Due to the Bank’s collateral security position and the repayment history for member loans, management believes that an allowance for credit losses for member loans is unnecessary.

Derivatives.  Accounting for derivatives is addressed in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and its related interpretations. All derivatives are recognized on the Statement of Condition at their fair values.

In accordance with SFAS 133, each derivative is designated as one of the following:

•	a hedge of the fair value of a recognized asset or liability or an unrecognized firm commitment (a “fair value” hedge);

•	a hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge);

•	a non-qualifying hedge of an asset or liability (an “economic” hedge) for asset/liability management purposes; or

•	a non-qualifying hedge of another derivative (an “intermediation” hedge) that is offered as a product to members or used to offset other derivatives with nonmember counterparties.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.”

Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transactions (i.e., until the periodic recognition of interest on a variable-rate asset or liability).

For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income (loss) as “net gains (losses) on derivatives and hedging activities.”

Notes to Financial Statements (continued)

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify or was not designated for hedge accounting under SFAS 133 but is an acceptable hedging strategy under the Bank’s risk management program. Economic hedging strategies also comply with the Finance Board regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the change in fair value on the derivatives that are recorded in the Bank’s income but not offset by corresponding changes in the value of the economically hedged assets, liabilities or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other income (loss) as “net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the Statement of Cash Flows.

The derivatives used in the intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income (loss) and presented as “net gains (losses) on derivatives and hedging activities.”

The difference between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the income or expense of the designated underlying investment securities, loans to members, consolidated obligations or other financial instruments. The difference between accruals of interest receivables and payables on intermediation derivatives for members and other economic hedges are recognized in other income (loss) as “net gains (losses) on derivatives and hedging activities.”

The Bank routinely issues debt, makes loans to members, or purchases financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the loan to member or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that: (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (such as an investment security classified as trading under SFAS 115 as well as hybrid financial instruments accounted for under SFAS 155), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statement of Condition at fair value and no portion of the contract is designated as a hedging instrument.

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

Derivatives are typically executed at the same time as the hedged loans to members or consolidated obligations and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse a loan to a member or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions for loans to members to be five business days or less and for consolidated obligations to be thirty calendar days or less, using a

Notes to Financial Statements (continued)

next business day convention. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date. The “short-cut” method may be utilized when the hedging relationship is designated on the trade date, the fair value of the derivative is zero on that date and the Bank meets the rest of the applicable SFAS 133 criteria of paragraph 68.

The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate.

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

When hedge accounting is discontinued because the Bank determines that the hedge relationship no longer qualifies as an effective cash flow hedge, the Bank continues to carry the derivative on the Statement of Condition at its fair value and reclassifies the cumulative other comprehensive income adjustment into earnings when earnings are affected by the existing hedge item (i.e., the original forecasted transaction).

Under limited circumstances, when the Bank discontinues cash flow hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period plus the following two months, but it is probable the transaction will still occur in the future, the gain or loss on the derivative remains in accumulated other comprehensive income and is recognized as earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not ever occur, the gains and losses in accumulated other comprehensive income are recognized immediately in earnings.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the Statement of Condition at its fair value, removing from the Statement of Condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Premises, Software and Equipment.  The Bank records premises, software and equipment at cost less accumulated depreciation and amortization and computes depreciation on the straight-line method over the estimated useful lives of assets, which range from one to ten years. The Bank amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred.

Costs of computer software developed or obtained for internal use are accounted for in accordance with Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use (SOP 98-1). SOP 98-1 requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. The Bank amortizes such costs on a straight-line basis over estimated lives ranging from three to seven years.

Mandatorily Redeemable Capital Stock.  In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), the Bank reclassifies stock subject to redemption from equity to a liability after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or withdraws from membership by merger, acquisition, charter termination or other voluntary termination from membership, because the member’s shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability in accordance with SFAS 150 are accrued

Notes to Financial Statements (continued)

at the expected dividend rate and reflected as interest expense in the Statement of Operations. Once redeemed, the repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statement of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity in accordance with SFAS 150. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

Affordable Housing Program (AHP).  The Act requires each FHLBank to establish and fund an AHP. The Bank charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate- income households. The requirements of the Act can be satisfied by either a grant or a loan; the Bank primarily issues grants. AHP loans would be executed at interest rates below the customary interest rate for non-subsidized loans. When the Bank makes an AHP loan, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP loan rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP loan.

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

In cases in which the Bank funds a new member loan concurrent with the prepayment of an existing loan or shortly thereafter, the Bank evaluates whether the restructuring represents a minor modification of an existing loan or is a new loan. Such determination is primarily based upon a comparison of the net present value of the old loan to the net present value of the new loan, along with certain qualitative factors.

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

Commitment Fees.  The Bank does not currently collect commitment fees on loans to members. The Bank records commitment fees for standby letters of credit as a deferred credit when the Bank receives the fee and accretes them using the straight-line method over the term of the standby letter of credit. The Bank believes the likelihood of standby letters of credit being drawn upon is remote based on past experience.

Concessions on Consolidated Obligations.  The Bank defers and amortizes, using the interest method, the amounts paid to dealers in connection with the sale of consolidated obligations over the contractual term of the consolidated obligations. The OF pro-rates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Unamortized concessions were $35.4 million and $36.0 million at December 31, 2007 and 2006 and are included in other assets on the Statement of Condition. Amortization of such concessions were included in interest expense and totaled $14.2 million, $12.2 million and $12.2 million in 2007, 2006 and 2005, respectively.

Discounts and Premiums on Consolidated Obligations.  The Bank amortizes the discounts on consolidated obligation discount notes using the interest method over the contractual term of the related obligations. It amortizes the discounts and premiums on consolidated obligation bonds using the interest method over the term to maturity. If

Notes to Financial Statements (continued)

the consolidated obligation is called prior to maturity, the remaining discount, premium or concession is recorded to interest expense on the call date.

Resolution Funding Corporation (REFCORP) Assessments.  Although FHLBanks are exempt from ordinary federal, state, and local taxation except for local real estate tax, the FHLBanks are required to make quarterly payments to REFCORP to fund interest on bonds issued by the REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the OF are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 17 for more information.

Finance Board and Office of Finance Expenses.  The Bank is assessed for its proportionate share of the costs of operating the Finance Board, the Bank’s primary regulator, and the OF, which manages the sales of consolidated obligations. The Finance Board allocates its operating and capital expenditures to the FHLBanks based on each FHLBank’s percentage of total combined regulatory capital plus retained earnings. The OF allocates its operating and capital expenditures based on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued and percentage of consolidated obligations outstanding.

Estimated Fair Values.  Some of the Bank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses a combination of a third-party pricing source and internal models to determine estimated fair value. Both employ significant estimates in determining estimated fair values. See Note 21 for information regarding the estimated fair values of the Bank’s financial instruments.

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

Reclassifications.  Certain prior period amounts have been reclassified to conform to the 2007 presentation.

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

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  In September 2006, the FASB issued SFAS 157 which addresses how to measure fair value. SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Bank’s fiscal year beginning on January 1, 2008 and will require additional financial statement disclosures for certain instruments. The Bank’s adoption of SFAS 157 is not expected to have a material impact on its Statement of Operations and Statement of Condition.

Notes to Financial Statements (continued)

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159).  On February 15, 2007, the FASB issued SFAS No. 159 which creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to separately display the fair value of those assets and liabilities for which the company has elected the fair value option separately on the face of the balance sheet. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value of those instruments selected for the fair value election. SFAS 159 is effective at the beginning of an entity’s first fiscal year beginning after November 15, 2007 (January 1, 2008 for the Bank). The Bank currently does not anticipate electing the fair value option in a significant manner. Therefore, the Bank’s adoption of SFAS 159 is not expected to have a material impact on its Statement of Operations and Statement of Condition.

Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an Amendment of FASB Statements No. 133 and 140 (SFAS 155).  In February 2006, the FASB issued SFAS 155 which resolves issues addressed in SFAS 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS 155 amends SFAS 133 to simplify the accounting for embedded derivatives by permitting fair value remeasurement, on an instrument by instrument basis, for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS 155 also establishes a requirement to evaluate interests in securitized financial assets in accordance with SFAS 133 to identify interests that are freestanding derivatives or embedded derivatives requiring bifurcation. SFAS 155 became effective for financial instruments acquired or issued on or subsequent to January 1, 2007. The Bank’s adoption of SFAS 155 did not have a material impact on the Bank’s Statement of Operations or Statement of Condition.

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

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FIN 39-1).  In April 2007, the FASB issued FIN 39-1 which permits the fair value of receivables or payables related to cash collateral to be offset against the net fair value amount recognized for derivative instruments under the same master netting arrangement (such offset is generally required if derivative fair values by counterparty are offset). FIN 39-1 becomes effective for the Bank’s fiscal year beginning on January 1, 2008. Retrospective application is required, with early adoption permitted. The Bank’s adoption of FIN 39-1 is not expected to have a material impact on its Statement of Operations or Statement of Condition.

SFAS 133 Implementation Issue No. E23:  Issues Involving the Application of the Shortcut Method Under Paragraph 68 (DIG Issue E23).  In December 2007, the FASB issued DIG E23, which provides two clarifications on the application of the shortcut method in accordance with paragraph 68 of SFAS 133. DIG E23 permits the use of the shortcut method if 1) interest rate swaps have a non-zero fair value at inception, provided that the non-zero fair value at inception is attributable solely to a bid-ask spread and 2) hedged items that have a settlement date after the swap trade date, provided that the trade date of the asset or liability differs from its settlement date because of generally established conventions in the marketplace in which the transaction is executed. DIG E23 is effective for

Notes to Financial Statements (continued)

hedging relationships designated on or after January 1, 2008. The Bank’s adoption of DIG E23 is not expected to have a material impact on its Statement of Operations or Statement of Condition.

Note 4 – Cash and Due from Banks

The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for the years ended December 31, 2007 and 2006, were approximately $10.7 million and $15.0 million, respectively.

In addition, the Bank maintained average required balances with various Federal Reserve Banks of approximately $30 thousand for the years ended December 31, 2007 and 2006. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Pass-through Deposit Reserves.  The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as cash and due from banks includes pass-through reserves deposited with Federal Reserve Banks of approximately $17.9 million and $14.4 million as of December 31, 2007 and 2006, respectively. The Bank includes member reserve balances in non-interest bearing deposits on the Statement of Condition.

Note 5 – Trading Securities

Trading securities as of December 31, 2007 and 2006 were as follows:

(in thousands)	2007	2006

Mutual funds offsetting deferred compensation	$7,592	$—

Total	$7,592	$—

The mutual funds are held in a Rabbi trust created in November 2007 to generate returns that seek to offset changes in liabilities related to the notional market risk of certain deferred compensation agreements. These deferred compensation liabilities were $7.6 million and $6.2 million at December 31, 2007 and 2006, respectively. Prior to the creation of the Rabbi trust, the Bank maintained available-for-sale mutual funds for this purpose.

Net losses on trading securities were $79 thousand for the year ended December 31, 2007 and $999 thousand for the year ended December 31, 2005. There were no gains or losses on trading securities for the year ended December 31, 2006.

Note 6 – Available-for-Sale Securities

Available-for-sale securities as of December 31, 2007 and 2006, were as follows:

	December 31, 2007
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Equity mutual funds offsetting deferred compensation	$—	$—	$—	$—
Private label mortgage-backed securities	44,291	—	(1,921)	42,370

Total available-for-sale securities	$44,291	$—	$(1,921)	$42,370

Notes to Financial Statements (continued)

	December 31, 2006
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Equity mutual funds offsetting deferred compensation	$4,014	$1,348	—	$5,362
Private label mortgage-backed securities	60,364	122	—	60,486

Total available-for-sale securities	$64,378	$1,470	—	$65,848

Certain equity mutual funds within the available-for-sale portfolio were maintained to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These mutual funds were sold in November 2007 for $5.6 million and the Bank realized a gain of $1.6 million.

Available-for-sale securities with unrealized losses had fair values of $42.4 million as of December 31, 2007, and these securities as of December 31, 2007 had been in an unrealized loss position for less than twelve months. There were no available-for-sale securities with unrealized loss positions as of December 31, 2006.

The Bank has reviewed its available-for-sale investment securities at December 31, 2007 and has determined that all unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, and other facts and circumstances. The Bank monitors the credit ratings of all securities for downgrades as well as placement on negative outlook or credit watch. In addition, management monitors the rating agency activity associated with the less senior classes of securities in the same securitization structure in which the Bank has invested in a more senior class. Also, management evaluates other facts and circumstances that may be indicative of an other than temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics such as FICO scores, LTV ratios, delinquency and foreclosure rates, and geographic concentrations, as applicable by security. Additionally, the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. The ability and intent of the Bank is demonstrated by the fact that the Bank is well capitalized and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would impact such intent and ability. As a result of this evaluation, management does not believe it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the individual securities. Therefore, the Bank does not consider the investments to be other-than-temporarily impaired at December 31, 2007.

Redemption Terms.  The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $10 thousand and $15 thousand at December 31, 2007 and 2006, respectively. Contractual maturity will occur over a period exceeding ten years. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees.

Interest Rate Payment Term.  The following table details interest payment terms for available-for-sale mortgage-backed securities at December 31, 2007 and 2006.

	Year ended December 31,
(in thousands)	2007	2006

Variable-rate pass-through securities	$1,217	$2,668
Variable-rate collateralized mortgage obligations	43,074	57,696

Total amortized cost	$44,291	$60,364

Notes to Financial Statements (continued)

Note 7 – Held-to-Maturity Securities

Held-to-maturity securities as of December 31, 2007 and 2006 were as follows:

	December 31, 2007
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Commercial paper(1)	$83,507	$—	$—	$83,507
Government-sponsored enterprises	919,196	3,890	(1,767)	921,319
State or local agency obligations	699,175	9,000	(13,265)	694,910

	1,701,878	12,890	(15,032)	1,699,736
Mortgage-backed securities:
U.S. agency	55,048	101	(1,520)	53,629
Government-sponsored enterprises	1,969,293	17,793	(28,530)	1,958,556
Private label	10,510,664	3,834	(261,579)	10,252,919

Total mortgage-backed securities	12,535,005	21,728	(291,629)	12,265,104

Total held-to-maturity securities	$14,236,883	$34,618	$(306,661)	$13,964,840

	December 31, 2006
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Commercial paper	$332,955	$—	$—	$332,955
Government-sponsored enterprises	984,941	509	(7,729)	977,721
State or local agency obligations	779,780	7,394	(4,178)	782,996

	2,097,676	7,903	(11,907)	2,093,672
Mortgage-backed securities:
U.S. agency	70,987	192	(2,649)	68,530
Government-sponsored enterprises	1,766,871	3,647	(51,281)	1,719,237
Private label	9,003,566	15,585	(141,701)	8,877,450

Total mortgage-backed securities	10,841,424	19,424	(195,631)	10,665,217

Total held-to-maturity securities	$12,939,100	$27,327	$(207,538)	$12,758,889

Note:

(1)	Represents asset-backed commercial paper, all of which matured by January 8, 2008.

Restricted securities relating to the Shared Funding Program are classified as held-to-maturity and are included in private label mortgage-backed securities above. They are reported at amortized cost of $53.1 million and $60.4 million as of December 31, 2007 and 2006, respectively. No held-to-maturity securities were pledged as collateral as of December 31, 2007 or 2006.

Notes to Financial Statements (continued)

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2007 and 2006. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2007

	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government-sponsored enterprises	$—	$—	$117,429	$(1,767)	$117,429	$(1,767)
State or local agency obligations	257,920	(11,246)	25,300	(2,019)	283,220	(13,265)

	257,920	(11,246)	142,729	(3,786)	400,649	(15,032)
Mortgage-backed securities:
U.S. agency	—	—	40,123	(1,520)	40,123	(1,520)
Government-sponsored enterprises	64,307	(341)	834,300	(28,189)	898,607	(28,530)
Private label	4,795,831	(89,114)	4,376,782	(172,465)	9,172,613	(261,579)

Total mortgage-backed securities	4,860,138	(89,455)	5,251,205	(202,174)	10,111,343	(291,629)
Total temporarily impaired	$5,118,058	$(100,701)	$5,393,934	$(205,960)	$10,511,992	$(306,661)

	December 31, 2006

	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government-sponsored enterprises	$677,212	$(7,729)	$—	$—	$677,212	$(7,729)
State or local agency obligations	222,099	(4,178)	—	—	222,099	(4,178)

	899,311	(11,907)	—	—	899,311	(11,907)
Mortgage-backed securities:
U.S. agency	—	—	50,468	(2,649)	50,468	(2,649)
Government-sponsored enterprises	252,226	(1,058)	1,116,169	(50,223)	1,368,395	(51,281)
Private label	1,046,250	(6,372)	5,441,814	(135,329)	6,488,064	(141,701)

Total mortgage-backed securities	1,298,476	(7,430)	6,608,451	(188,201)	7,906,927	(195,631)
Total temporarily impaired	$2,197,787	$(19,337)	$6,608,451	$(188,201)	$8,806,238	$(207,538)

The Bank has reviewed its held-to-maturity investment securities at December 31, 2007 and has determined that all unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, and other facts and circumstances. The Bank monitors the credit ratings of all securities for downgrades as well as placement on negative outlook or credit watch. In addition, management monitors the rating agency activity associated with the less senior classes of securities in the same securitization structure in which the Bank has invested in a more senior class. Also, management evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics such as FICO scores, LTV ratios, delinquency and foreclosure rates, and geographic concentrations, as applicable by security. Additionally, the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. The ability and intent of the Bank

Notes to Financial Statements (continued)

is demonstrated by the fact that the Bank is well capitalized and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would impact such intent and ability. As a result of this evaluation, management does not believe it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the individual securities. Therefore, the Bank does not consider the investments to be other-than-temporarily impaired at December 31, 2007.

Redemption Terms.  The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2007		December 31, 2006

		Estimated Fair		Estimated Fair
Year of Maturity	Amortized Cost	Value	Amortized Cost	Value

Due in one year or less	$715,342	$717,151	$432,955	$432,587
Due after one year through five years	541,085	551,539	1,129,158	1,134,964
Due after five years through ten years	129,006	127,131	149,760	142,945
Due after ten years	316,445	303,915	385,803	383,176

	1,701,878	1,699,736	2,097,676	2,093,672
Mortgage-backed securities	12,535,005	12,265,104	10,841,424	10,665,217

Total	$14,236,883	$13,964,840	$12,939,100	$12,758,889

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $94.8 million and $88.4 million at December 31, 2007 and 2006, respectively.

Interest Rate Payment Terms.  The following table details interest rate payment terms for held-to-maturity securities at December 31, 2007 and 2006.

	December 31,	December 31,
(in thousands)	2007	2006

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$1,188,598	$1,494,011
Variable-rate	513,280	603,665
	1,701,878	2,097,676
Amortized cost of held-to-maturity mortgage-backed securities:
Pass through securities:
Fixed-rate	5,788,676	4,630,851
Variable-rate	169,320	209,938
Collateralized mortgage obligations:
Fixed-rate	6,281,389	5,617,859
Variable-rate	295,620	382,776

	12,535,005	10,841,424

Total held-to-maturity securities	$14,236,883	$12,939,100

Realized Gains and Losses.  There were no sales of held-to-maturity securities and, therefore, no realized gains or losses on sales, for the years ended December 31, 2007, 2006 and 2005.

Notes to Financial Statements (continued)

Note 8 — Loans to Members

Redemption Terms.  At December 31, 2007 and 2006, the Bank had loans to members outstanding including AHP loans (see Note 16) at interest rates ranging from 0% to 8.56% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.50%.

	December 31, 2007		December 31, 2006
(dollars in thousands)
		Weighted Average		Weighted Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate

2007	$—	—%	$18,942,187	5.02%
2008	30,817,796	4.36%	7,193,427	4.70%
2009	8,893,651	4.75%	6,707,084	4.89%
2010	10,368,080	4.85%	3,831,103	5.22%
2011	2,523,353	4.94%	3,266,398	5.20%
2012	5,285,318	4.72%	1,743,793	4.83%
Thereafter	9,968,932	5.07%	7,673,724	4.62%
Index amortizing loans	—	—%	40,584	5.80%

Total par value	67,857,130	4.64%	49,398,300	4.91%

Discount on AHP loans to members	(1,289)		(1,493)
Deferred prepayment fees	(178)		(178)
SFAS 133 hedging adjustments	941,859		(61,252)

Total book value	$68,797,522		$49,335,377

Index amortizing loans require repayment according to predetermined amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index amortizing loan to member extends (contracts).

The Bank offers loans to members that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At December 31, 2007 and 2006, the Bank had returnable loans of $3.6 billion and $2.4 billion, respectively. The following table summarizes loans to members by year of contractual maturity or next call date for returnable loans to members.

(in thousands)	December 31,	December 31,
Year of Contractual Maturity or Next Call Date	2007	2006

2007	$—	$21,175,687
2008	34,346,796	7,329,927
2009	8,894,651	6,359,084
2010	9,862,080	3,496,103
2011	2,195,352	2,490,398
2012	4,264,319	1,579,793
Thereafter	8,293,932	6,926,724
Index amortizing loans to members	—	40,584

Total par value	$67,857,130	$49,398,300

The Bank also offers convertible loans. With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At December 31, 2007 and 2006, the Bank had convertible loans outstanding of $9.3 billion and $8.9 billion, respectively. The

Notes to Financial Statements (continued)

following table summarizes loans to members by year of contractual maturity or next convertible date for convertible loans.

(in thousands)	December 31,	December 31,
Year of Contractual Maturity or Next Convertible Date	2007	2006

2007	$—	$27,050,857
2008	38,274,066	6,811,927
2009	9,200,901	6,132,834
2010	9,136,860	2,386,383
2011	1,981,902	2,227,948
2012	3,948,719	1,126,293
Thereafter	5,314,682	3,621,474
Index amortizing loans to members	—	40,584

Total par value	$67,857,130	$49,398,300

Security Terms.  The Bank lends to financial institutions involved in housing finance within its district according to Federal statutes, including the Act. The Act requires the Bank to obtain sufficient collateral on loans to members to protect against losses and to accept only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits in the Bank, and other eligible real estate-related assets as collateral on such loans to members. CFIs are eligible under expanded statutory collateral rules to use secured small business, small farm and small agriculture loans and securities representing a whole interest in such secured loans. As additional security, the Bank has a statutory lien on each borrower’s capital in the Bank. At December 31, 2007 and 2006, the Bank had rights to collateral with an estimated value greater than its outstanding loans to members. On the basis of the financial condition of the member, the type of security agreement, and other factors, the Bank imposes one of two requirements to protect the collateral secured:

(1)	Allows a member to retain possession of the collateral pledged to the Bank, under a written security agreement that requires the member to hold such collateral for the benefit of the Bank; or

(2)	Requires the member to place physical custody/grant control of the pledged collateral with the Bank or its third-party custodian.

Beyond these provisions, the Act affords any security interest granted by a member to the Bank priority over the claims or rights of any other party. The exceptions are those claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with perfected security interests.

Credit Risk.  While the Bank has never experienced a loan loss on a loan to a member, the expansion of collateral for CFIs and lending to nonmember housing associates provides the potential for additional credit risk for the Bank. The management of the Bank has policies and procedures in place to manage this credit risk. Accordingly, the Bank has not provided any allowances for credit losses on loans to members.

The Bank’s potential credit risk from loans to members is concentrated in commercial banks and savings institutions. As of December 31, 2007, the Bank had loans to members of $49.0 billion outstanding to the five largest borrowers, which represented 72.3% of total loans outstanding. The interest income from these loans amounted to $1.7 billion during the year ended December 31, 2007. Of these five, two each had outstanding loan balances in excess of 10% of the total portfolio at December 31, 2007. As of December 31, 2006, the Bank had outstanding loans of $34.9 billion to five borrowers which represented 70.7% of total loans outstanding. The interest income from these loans was $1.3 billion during the year ended December 31, 2006. Of these five, three each had outstanding loan balances in excess of 10% of the total portfolio at December 31, 2006. The Bank held sufficient collateral to secure loans to members and the Bank does not expect to incur any losses on these loans. See Note 20 for further information on transactions with related parties.

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest rate payment terms for loans to members.

	December 31,	December 31,
(in thousands)	2007	2006

Fixed rate — overnight	$5,950,009	$1,651,474
Fixed rate — term	56,563,552	40,526,779
Variable-rate	5,343,569	7,220,047

Total par value	$67,857,130	$49,398,300

For loans to members due beyond one year, at December 31, 2007, the Bank had $32 billion of fixed rate loans and $5 billion of variable rate loans.

Note 9 – Mortgage Loans Held for Portfolio

The MPF Program involves investment by the Bank in mortgage loans which are purchased from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby the Bank’s members originate, service, and credit enhance home mortgage loans that are then sold to the Bank. The Bank has historically sold participation interests in some of its MPF Program loans to other FHLBanks and holds the rest in portfolio. See Note 20 for further information on transactions with related parties.

The following table presents information as of December 31, 2007 and 2006 on mortgage loans held for portfolio:

	December 31,	December 31,
(in thousands)	2007	2006

Fixed medium-term single-family mortgages(1)	$1,131,391	$1,314,990
Fixed long-term single-family mortgages(1)	5,029,240	5,579,605

Total par value	$6,160,631	$6,894,595

Premiums	66,862	79,579
Discounts	(23,661)	(27,088)
SFAS 133 hedging adjustments	16,959	20,112

Total mortgage loans held for portfolio	$6,220,791	$6,967,198

Note:

(1)	Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity.

	December 31,	December 31,
(in thousands)	2007	2006

Government-guaranteed/insured loans	$523,803	$622,813
Conventional loans	5,636,828	6,271,782

Total par value	$6,160,631	$6,894,595

Year of maturity
Due within one year	$17	$13
Due after one year through five years	1,844	819
Due after five years	6,158,770	6,893,763

Total par value	$6,160,631	$6,894,595

Notes to Financial Statements (continued)

Note 10 – Allowance for Credit Losses

Mortgage Loans Held for Portfolio.  The allowance for credit losses for mortgage loans held for portfolio was as follows:

(in thousands)	2007	2006	2005

Balance, beginning of the year	$853	$657	$680
Charge-offs	—	—	(324)

Net charge-offs	—	—	(324)
Provision for credit losses	202	196	301

Balance, end of the year	$1,055	$853	$657

At December 31, 2007 and 2006, the Bank had $20.7 million and $18.8 million, respectively, of nonaccrual mortgage loans which represent conventional loans delinquent by 90 days or more. At December 31, 2007 and 2006, the Bank’s other assets included $3.2 million and $2.7 million, respectively, of other real estate owned (REO). The REO balances are carried at lower of cost or market.

Credit losses that are not paid by primary mortgage insurance are allocated to the Bank up to an agreed upon amount, called a First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating member is required to cover losses. The FLA can be either an account which builds over time or an amount equal to an agreed-upon percentage of the aggregate balance of the mortgage loans purchased, depending on the MPF Program product. The Bank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed upon credit enhancement amount. Performance-based fees may be withheld to cover losses allocated to the Bank under the FLA. At December 31, 2007 and 2006, the Bank’s exposure under the FLA, excluding amounts that may be recovered through withholding of performance-based credit enhancement fees, was $44.4 million and $44.7 million, respectively. This exposure includes both accrual and nonaccrual loans.

The Bank records credit enhancement fees as a reduction to mortgage loan interest income. Credit enhancement fees totaled $7.7 million, $8.5 million and $9.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Banking on Business Loans.  The allowance for credit losses for BOB loans was as follows:

(in thousands)	2007	2006	2005

Balance, beginning of the year	$6,735	$4,868	$3,394
Charge-offs	(1,623)	—	—

Net charge-offs	(1,623)	—	—
Provision for credit losses	1,685	1,867	1,474

Balance, end of the year	$6,797	$6,735	$4,868

During 2007, the Bank determined that $1.6 million of BOB loans were in default and charged them off.

At December 31, 2007 and 2006, the Bank had $19.6 million and $18.2 million, respectively, of nonaccrual BOB loans.

The amount of forgone interest income on nonaccrual BOB loans for the periods presented was less than $1 million. The Bank recorded $103 thousand of cash basis interest income in 2007, $114 thousand in 2006 and none in 2005.

Notes to Financial Statements (continued)

Off-Balance Sheet Credit Risk.  The allowance for off-balance sheet credit risk was as follows:

(in thousands)	2007	2006	2005

Balance, beginning of the year	$1,013	$828	$514
Provision for credit losses	(390)	185	314

Balance, end of the year	$623	$1,013	$828

The off balance sheet credit risk is associated with BOB loan commitments and standby letters of credit.

See Note 2 regarding the methodology for the allowance for credit losses.

Note 11 –	Derivatives and Hedging Activities

The Bank may enter into interest rate swaps (including callable and putable swaps), swaptions, interest rate cap and floor agreements, and TBA securities (collectively, derivatives) to manage its exposure to changes in interest rates. Through derivatives, the Bank may adjust the effective maturity, repricing frequency or option characteristics of financial instruments to achieve risk management objectives. The Bank uses derivatives in several ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; (2) by acting as an intermediary; or (3) in asset/liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (loans to members, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of loans to members, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives as follows: (1) to manage embedded options in assets and liabilities; (2) to hedge the market value of existing assets and liabilities and anticipated transactions; (3) to hedge the duration risk of prepayable instruments; (4) to exactly offset other derivatives executed with members (the Bank serves as an intermediary); and (5) to reduce funding costs.

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

The components of net gain (loss) on derivatives and hedging activities for the years ended December 31, 2007, 2006 and 2005 are presented in the following table.

Net Gains (Losses) on Derivatives and Hedging Activities

	For the year ended
(in thousands)	2007	2006	2005

Gains related to fair value hedge ineffectiveness	$13,694	$9,538	$6,630
(Losses) on economic hedges	(3,820)	(3,480)	(714)
Other	886	1,085	(1,248)
Gains (losses) on intermediary hedges	53	(104)	(483)

Net gains (losses) on derivatives and hedging activities	$10,813	$7,039	$4,185

The fluctuations in the various gain (loss) categories were primarily due to changes in interest rates. There were no material amounts for the years ended December 31, 2007, 2006 and 2005 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions

Notes to Financial Statements (continued)

would not occur by the end of the originally specified time period or within a two month period thereafter. As of December 31, 2007, the deferred net gains on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next twelve months was $1.5 million. Normally, the maximum length of time over which the Bank hedges its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 45 days or less. The Bank did not have any hedges related to the exposure to the variability in future cash flows for forecasted transactions at December 31, 2007.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006

		Estimated		Estimated
(in thousands)	Notional	Fair Value	Notional	Fair Value

Interest rate swaps
Fair value	$69,626,956	$(359,111)	$62,895,887	$162,107
Economic	126,000	(3,742)	1,713,205	(1,115)
Intermediation	7,649	13	27,388	34
Interest rate swaptions
Economic	1,400,000	340	750,000	506
Interest rate forward settlement agreements
Fair value	2,088,000	(3,026)	53,000	321
Mortgage delivery commitments
Economic	6,622	26	4,267	(8)
Other
Economic	—	—	—	—

Total	$73,255,227	$(365,500)	$65,443,747	$161,845

Total derivatives excluding accrued interest		(365,500)		161,845
Accrued interest		114,776		193,038

Net derivative balances		(250,724)		354,883

Net derivative asset balances		240,557		498,976
Net derivative liability balances		(491,281)		(144,093)

Net derivative balances		$(250,724)		$354,883

Hedge Documentation and Effectiveness.  At hedge inception, the Bank formally documents all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to: (1) assets and liabilities on the Statement of Condition; (2) firm commitments; or (3) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and monthly on an ongoing basis) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges. See Note 3 regarding effectiveness test changes.

The Bank is not a derivative dealer and thus does not trade derivatives for short-term profit.

Investment Securities.  The Bank invests in U.S. agency obligations, government-sponsored enterprise obligations, mortgage-backed securities and the taxable portion of state or local agency obligations, which may be classified as held-to-maturity, available-for-sale or trading securities. The interest rate and prepayment risk

Notes to Financial Statements (continued)

associated with these investment securities is managed through a combination of debt issuance and derivatives. The Bank may manage the prepayment and interest rate risk by funding investment securities with consolidated obligations that have call features or by economically hedging the prepayment risk with caps or floors, callable swaps or swaptions.

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

Loans to Members.  The Bank offers a wide array of loan to member structures to meet members’ funding needs. These loans to members may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of loans to members in order to more closely match the characteristics of the Bank’s funding liabilities. In general, whenever a member executes a fixed-rate loan to member or a variable-rate loan to member with embedded options, the Bank may simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the loan to member. For example, the Bank may hedge a fixed-rate loan to member with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a floating-rate coupon, effectively converting the fixed-rate loan to member to a floating-rate loan to member. This type of hedge is treated as a fair-value hedge under SFAS 133.

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

For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate loans to members, typically three-month LIBOR. These transactions are treated as fair-value hedges under SFAS 133. This intermediation between the capital and derivative markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets.

Anticipated Streams of Future Cash Flows.  The Bank may enter into an option to hedge a specified future variable cash stream as a result of rolling over short-term, fixed-rate financial instruments such as consolidated obligation discount notes. The option will effectively cap the variable cash stream at a predetermined target rate. At December 31, 2007 and 2006, the Bank did not have a position in these types of options.

Firm Commitment Strategies.  In accordance with SFAS 149, certain mortgage purchase commitments entered into after June 30, 2003, are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS as other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in

Notes to Financial Statements (continued)

the firm commitment hedge strategy (economic hedge) are recorded as a derivative asset as derivative liability at fair value, with changes in fair value recognized in current-period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

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

Anticipated Debt Issuance.  The Bank may enter into interest rate swaps for the anticipated issuance of fixed-rate consolidated obligation bonds to lock in the cost of funding. The interest rate swap is terminated upon issuance of the fixed-rate bond, with the realized gain or loss on the interest rate swap recorded in other comprehensive income. Realized gains and losses reported in accumulated other comprehensive income (loss) are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed-rate bonds. The Bank entered into one anticipated debt forward starting swap transaction during 2005 with a notional balance of $500 million. The derivative was not outstanding as of December 31, 2005. The Bank did not enter into any such transactions during the year ended December 31, 2006, and 2007.

Intermediation.  To assist our members in meeting their hedging needs, the Bank may act as an intermediary between the members and other counterparties by entering into offsetting derivatives. This intermediation allows smaller members indirect access to the derivatives market. Derivatives in which the Bank is an intermediary arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. The notional principal of derivatives in which the Bank was an intermediary was $7.6 million and $27.4 million at December 31, 2007 and 2006, respectively.

Credit Risk.  The Bank is subject to credit risk due to the risk of nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in the Board’s policy and Finance Board regulations. Based on credit analyses and collateral requirements, the management of the Bank does not anticipate any material credit losses on its derivative agreements.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the estimated fair value (i.e., carrying value) of the derivative contracts that have a net positive market value if the counterparty defaults, and the related collateral, if any, is of no value to the Bank. This collateral has not been sold or repledged. At December 31, 2007 and 2006, the Bank’s maximum credit risk, as defined above, was approximately $240.6 million and $499.0 million, respectively. These totals include $72.0 million and $153.5 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held securities and cash with a fair value of $192.9 million and $351.9 million as collateral as of December 31, 2007 and 2006, respectively. Three counterparties comprise 64% of the Bank’s total credit risk when measured after consideration for related collateral as of December 31, 2007. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. See Note 23 for further discussion regarding assets pledged by the Bank to these counterparties.

Notes to Financial Statements (continued)

Note 12 – Premises, Software and Equipment

	Year ended December 31,
(in thousands)	2007	2006

Computer hardware and software	$41,164	$35,824
Furniture	3,035	3,035
Leasehold improvements	3,454	3,454
Equipment and other	2,141	2,098

Total premises, software and equipment, gross	49,794	44,411
Less: Accumulated depreciation and amortization	25,131	22,269

Total premises, software and equipment, net	$24,663	$22,142

Depreciation and amortization expense was $5.1 million, $3.4 million and $2.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. Gains and losses on disposal of premises and equipment are included in other income (loss). There was no net realized gain (loss) on disposal of premises and equipment for the years ended December 31, 2007 and 2006. The net realized loss on disposal of premises and equipment was $1.5 million for the year ended December 31, 2005.

Software amortization expense was $3.6 million, $2.2 million and $1.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. The unamortized software balance was $20.5 million and $17.6 million at December 31, 2007 and 2006, respectively.

During the years ended December 31, 2007 and 2006, the Bank capitalized $6.4 million and $7.5 million, respectively, in costs associated with computer software being developed for internal use.

Note 13 – Deposits

The Bank offers demand and overnight deposits to both members and qualifying nonmembers and term deposits to members. Other interest-bearing deposits are comprised of counterparty cash collateral for swaps. Noninterest-bearing demand and overnight deposits are comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the Federal Reserve Bank.

Interest-bearing deposits classified as demand, overnight and other, pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits during 2007 and 2006 were 4.93% and 4.78%, respectively. The following table details interest-bearing and non-interest-bearing deposits as of December 31, 2007 and 2006.

	December 31,
(in thousands)	2007	2006

Interest-bearing:
Demand and overnight	$2,234,760	$1,056,341
Term	200	1,027
Other	192,882	351,937

Total interest-bearing deposits	2,427,842	1,409,305
Noninterest-bearing:
Demand and overnight	20,702	16,692

Total deposits	$2,448,544	$1,425,997

The aggregate amount of time deposits with a denomination of $100 thousand or more was $200 thousand and $1.0 million as of December 31, 2007 and 2006, respectively.

Notes to Financial Statements (continued)

Note 14 – Borrowings

Securities Sold Under Agreements to Repurchase.  Historically, the Bank has sold securities under repurchase agreements. The amounts received under these agreements represent short-term borrowings and are classified as liabilities on the Statement of Condition. The Bank has delivered securities sold under agreements to repurchase to the primary dealer. Should the market value of the underlying securities fall below the market value required as collateral, the Bank may be required to deliver additional securities to the dealer. The Bank had no securities sold under agreements to repurchase at December 31, 2007 and 2006.

Loans from Other FHLBanks.  There were no loans from other FHLBanks outstanding at December 31, 2007 and 2006.

Note 15 – Consolidated Obligations

Consolidated obligations consist of consolidated bonds and discount notes, and as provided by the Act or Finance Board regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks issue consolidated obligations through the OF as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants to be issued on its behalf. The OF tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Finance Board and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the OF. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on their maturity. Consolidated discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

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

The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $1,189.7 billion and $952.0 billion at December 31, 2007 and 2006, respectively. Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured loans to members; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States, obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located.

To provide the holders of consolidated obligations issued before January 29, 1993 (prior bondholders), the protection equivalent to that provided under the FHLBanks’ previous leverage limit of twelve times the FHLBanks’ capital stock, prior bondholders have a claim on a certain amount of the qualifying assets, referred to as the Special

Notes to Financial Statements (continued)

Asset Account (SAA), if regulatory capital stock is less than 8.33% of consolidated obligations. Mandatorily redeemable capital stock is considered capital stock for determining the FHLBanks’ compliance with this requirement. At December 31, 2007 and 2006, the FHLBanks’ regulatory capital stock was 4.3% and 4.5%, respectively, of the par value of consolidated obligations outstanding, and the required minimum pledged qualifying asset balance was approximately $6 thousand and $26 thousand, respectively. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below 2.0%. As of December 31, 2007 and 2006, no FHLBank had a capital-to-assets ratio less than 2.0%; therefore, no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation because the ratio has never fallen below 2.0%.

General Terms.  Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets including LIBOR, Constant Maturity Treasury (CMT), Treasury Bills (T-Bills), the Prime rate, 11th District Cost of Funds Index (COFI) and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain features, which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond. The Bank has no outstanding consolidated obligations denominated in currencies other than U.S. dollars.

These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:

Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that is common to the Bank is an Amortizing Prepayment Linked Security (APLS). The APLS redeems based on the prepayments of Fannie Mae, Freddie Mac, Ginnie Mae or private label reference pools. As of December 31, 2007 and 2006, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts).

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

The following table details interest rate payment terms for consolidated obligation bonds.

	December 31,	December 31,
(in thousands)	2007	2006

Par value of consolidated bonds:
Fixed-rate	$46,013,264	$45,597,053
Step-up	2,495,150	4,135,150
Floating-rate	8,265,000	2,325,000
Zero coupon	4,028,000	4,028,000
Range bonds	559,380	657,380
Conversion bonds:
Fixed to floating	45,000	170,000
Floating to fixed	115,000	100,000

Total par value	$61,520,794	$57,012,583

Maturity Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	December 31, 2007		December 31, 2006

(dollars in thousands)		Weighted Average		Weighted Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate

2007	$—	—%	$14,799,570	4.18%
2008	15,484,500	4.60%	12,634,000	4.53%
2009	11,535,630	4.67%	5,006,530	4.45%
2010	5,861,000	4.77%	5,313,000	4.85%
2011	2,663,000	5.03%	2,468,000	5.02%
2012	6,135,000	5.12%	1,157,000	4.90%
Thereafter	14,652,000	3.76%	12,028,000	3.26%
Index amortizing notes	5,189,664	4.96%	3,606,483	4.79%

Total par value	61,520,794	4.53%	57,012,583	4.24%

Bond premiums	18,970		20,474
Bond discounts	(3,064,771)		(3,135,236)
SFAS 133 hedging adjustments	138,396		(270,429)

Total book value	$58,613,389		$53,627,392

The Bank’s consolidated obligation bonds included:

	December 31,	December 31,
(in thousands)	2007	2006

Par value of consolidated bonds:
Noncallable	$35,636,264	$28,918,053
Callable	25,884,530	28,094,530

Total par value	$61,520,794	$57,012,583

Notes to Financial Statements (continued)

The following table summarizes consolidated obligation bonds outstanding by year of contractual maturity or next call date.

(in thousands)	December 31,	December 31,
Year of Contractual Maturity or Next Call Date	2007	2006

2007	$—	$33,385,100
2008	32,954,530	10,554,000
2009	12,658,100	3,672,000
2010	4,570,000	1,740,000
2011	1,259,000	1,069,000
2012	1,369,000	517,000
Thereafter	3,520,500	2,469,000
Index amortizing notes	5,189,664	3,606,483

Total par value	$61,520,794	$57,012,583

Consolidated Discount Notes.  Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows:

	December 31,	December 31,
(dollars in thousands)	2007	2006

Book value	$34,685,085	$17,845,226
Par value	34,801,868	17,933,218
Weighted average interest rate	4.27%	5.26%

Note 16 – Affordable Housing Program

Section 10(j) of the Act requires each Bank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below-market interest rate loans to members who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or ten percent of regulatory income. Regulatory income is defined as income under GAAP before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is a regulatory interpretation of the Finance Board. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues this expense monthly based on income before assessments. The Bank reduces the AHP liability as members use subsidies. The calculation of the REFCORP assessment is discussed in Note 17.

If the Bank experienced a net regulatory loss during a quarter, but still had net regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate ten percent calculation described above is less than $100 million for all twelve FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net income. There was no shortfall in 2007, 2006 or 2005. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Board for a temporary suspension of its contributions. The Bank did not make such an application in 2007, 2006 or 2005. The Bank had

Notes to Financial Statements (continued)

outstanding principal in AHP-related loans to members of $10.0 million and $11.3 million at December 31, 2007 and 2006, respectively.

For the years ended December 31, 2007 and 2006, the Bank added $26.4 million and $24.2 million, respectively, to its AHP liability as a result of annual assessments. Also, during the years ended December 31, 2007 and 2006, the Bank expended $15.8 million and $11.5 million, respectively, for qualifying AHP subsidies on a net basis. Further detail regarding Bank-specific AHP programs is provided in the following rollforward table.

Rollforward of the AHP Liability

(in thousands)	2007	2006

Balance, beginning of the year	$49,386	$36,707
Committed subsidy, net	7,712	5,453
First Front Door set aside(1) , net	(444)	699
Home Rehabilitation Program set aside(2), net	974	—
Uncommitted pool, net	2,284	6,527

Balance, end of the year(3)	$59,912	$49,386

Notes:

(1)	First Front Door — The Bank allocates a portion of the AHP subsidy pool on an annual basis to this program, which benefits qualifying first-time homebuyers.

(2)	Home Rehabilitation Program — A pilot program for 2007, which provides housing repair and rehabilitation assistance to homeowners with income at or below 80% of the area median income.

(3)	Outstanding commitments for approved projects were $31.4 million and $22.9 million at December 31, 2007 and 2006, respectively.

Note 17 – Resolution Funding Corporation (REFCORP)

Each FHLBank is required to pay quarterly to the REFCORP twenty percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 16. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides their net income before AHP and REFCORP to the Resolution Funding Corporation, who then performs the calculations for each quarter-end.

The FHLBanks will continue to be obligated to these amounts until the aggregate amounts actually paid by all twelve FHLBanks are equivalent to a $300 million annual annuity (or a scheduled benchmark payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date GAAP net income. The Bank would be entitled to a refund of amounts paid for the full year that were in excess of its calculated annual obligation. If the Bank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year. The Finance Board is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.

Notes to Financial Statements (continued)

The FHLBanks’ aggregate payments through 2007 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to October 15, 2013, effective December 31, 2007. The FHLBanks’ aggregate payments through 2007 have satisfied $24.2 million of the $75.0 million scheduled payment due on October 15, 2013 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2007 until the annuity is satisfied.

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

Note 18 – Capital

The Bank is subject to three capital requirements under the current capital plan structure. The Bank shall maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and operations risk capital requirements, calculated in accordance with the Finance Board regulations. Only permanent capital, defined as retained earnings plus capital stock, satisfies the risk-based capital requirement. The Finance Board may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements, as defined. In addition, the GLB Act requires the Bank to maintain at all times at least a 4.0% capital-to-asset ratio and at least a 5.0% leverage ratio, defined as the sum of permanent capital weighted 1.5 times plus loan loss reserves divided by total assets.

The following table demonstrates the Bank’s compliance with these capital requirements at December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
(dollars in thousands)	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$646,815	$4,294,921	$509,155	$3,647,027
Total capital-to-asset ratio	4.0%	4.3%	4.0%	4.7%
Total regulatory capital	$4,047,614	$4,302,773	$3,095,058	$3,654,615
Leverage ratio	5.0%	6.4%	5.0%	7.1%
Leverage capital	$5,059,518	$6,450,235	$3,868,823	$5,478,130

The capital-to-asset ratio and the leverage ratio have both declined from December 31, 2006. Both calculations are based on capital balances, weighted in the case of the leverage ratio, and total assets. Total assets have increased year-over-year, driven by an increase in loans to members of 39.4%. Capital stock also increased due to the increase in loans to members; however, that growth was not a one-for-one match with the related asset growth. Because the rate of asset growth exceeded the rate of growth of capital, the ratios actually declined in the comparison.

Under the capital plan, member institutions are required to maintain capital stock in an amount equal to no less than the sum of three amounts: (1) a specified percentage of their outstanding loans from the Bank; (2) a specified percentage of their unused borrowing capacity (defined generally as the remaining collateral value that can be borrowed against) with the Bank; and (3) a specified percentage of the principal balance of residential mortgage loans previously sold to the Bank and still held by the Bank (any increase in this percentage will be applied on a prospective basis only). These specified percentages may be adjusted by the Bank’s Board within pre-established ranges as contained in the capital plan.

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

Notes to Financial Statements (continued)

amount of capital is dependent upon the size of the current balance sheet, expected members’ borrowing requirements and other forecasted balance sheet changes.

The GLB Act made membership voluntary for all members. The Bank issues stock that may be redeemed subject to certain restrictions by giving five years’ notice. The Bank is not required to redeem activity-based stock until the latter of the expiration of the notice of redemption or the activity no longer remains outstanding. In accordance with the Bank’s current practice, if activity-based stock becomes excess stock as a result of an activity no longer remaining outstanding, the Bank may choose to repurchase the excess activity-based stock. Before being readmitted to membership in any FHLBank, a member that withdraws from membership must wait five years from the divestiture date for all capital stock that is held as a condition of membership, as that requirement is set out in the Bank’s capital plan. A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year redemption period. The Bank’s capital plan provides that the Bank may charge the member a cancellation fee. The Board may change the cancellation fee with prior written notice to members.

Capital Concentrations.  The following table presents member holdings of ten percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2007 and 2006.

	December 31, 2007		December 31, 2006

(dollars in thousands)		Percent of		Percent of
Member	Capital Stock	total	Capital Stock	total

Sovereign Bank, Reading PA	$894,456	22.4	$905,541	26.7
ING Bank, FSB, Wilmington, DE	614,161	15.4	286,075	8.4
GMAC Bank, Midvale UT	533,102	13.3	354,900	10.5
Citicorp Trust Bank, FSB, Newark DE	289,549	7.2	438,641	12.9

Mandatorily Redeemable Capital Stock.  Once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, the Bank reclassifies the stock subject to mandatory redemption from equity to liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statement of Operations. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statement of Cash Flows. If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to equity in compliance with SFAS 150. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

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

At December 31, 2007 and 2006 the Bank had $3.9 million and $7.9 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the years ended December 31, 2007, 2006 and 2005, dividends on mandatorily redeemable capital stock in the amount of $0.4 million, $1.4 million and $0.6 million, respectively, were recorded as interest expense. There have been no reclassifications of mandatorily redeemable capital stock back into capital.

Notes to Financial Statements (continued)

As of December 31, 2007, two members (one of which is in receivership) had notified the Bank to voluntarily redeem their capital stock and withdraw from membership. These redemptions were not complete as of December 31, 2007. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption.

	December 31,	December 31,
(in thousands)	2007	2006

2007	$—	$708
2008	1	—
2009	4	5
2010	3,899	7,155
2011	11	11
2012	6	—
Thereafter	8	13

Total	$3,929	$7,892

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a non-member (former member that withdrew from membership, merged into a nonmember or was otherwise acquired by a nonmember).

In 2007 and 2006, the Bank repurchased $9.3 million and $40.7 million of capital stock related to out-of-district mergers.

The following table provides the number of stockholders and the related dollar amounts for activities recorded in mandatorily redeemable stock during 2007, 2006 and 2005.

	2007		2006		2005

	Number of		Number of		Number of
(in thousands)	Stockholders	Amount	Stockholders	Amount	Stockholders	Amount

Balance, beginning of the year	4	$7,892	3	$16,731	2	$18,208
Capital stock subject to mandatory redemption reclassified from equity due to withdrawals	—	—	2	31,812	1	3,899
Redemption of mandatorily redeemable capital stock due to withdrawals	(1)	(3,963)	(1)	(40,651)	—	(5,376)

Balance, end of the year	3	$3,929	4	$7,892	3	$16,731

Statutory and Regulatory Restrictions on Capital Stock Redemption.  In accordance with the GLB Act, Bank stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem and the limitation of the redemption privilege to a small fraction of outstanding stock. Statutory and regulatory restrictions on the redemption of Bank stock include the following:

•	In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to satisfy its minimum capital requirements (i.e., a statutory capital/asset ratio requirement, established by the GLB Act, and a regulatory risk-based capital-to-asset ratio requirement established by the Finance Board). By law, all member holdings of Bank stock immediately become non-redeemable if the Bank becomes undercapitalized and only a minimal portion of outstanding stock qualifies for redemption consideration.

•	In no case may the Bank redeem any capital stock if either its Board or the Finance Board determine that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue.

Notes to Financial Statements (continued)

•	The Board has a statutory obligation to review and adjust member capital stock requirements in order to comply with the Bank’s minimum capital requirements, and each member must comply promptly with any such requirement.

•	In addition to possessing the authority to prohibit stock redemptions, the Bank’s Board has a right to call for additional capital stock purchases by its members as a condition of membership, as needed to satisfy statutory and regulatory capital requirements under the GLB Act.

•	If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if the Bank is undercapitalized, does not have the required credit rating, etc.), the Bank becomes insolvent and is either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established through the liquidation process or through negotiation with the merger partner.

•	The GLB Act states that the Bank may repurchase, in its sole discretion, stock investments which exceed the required minimum amount.

•	In no case may the Bank redeem or repurchase any capital stock if the principal or interest payment due on any consolidated obligation issued by the OF has not been paid in full.

•	In no case may the Bank redeem or repurchase any capital stock if the Bank has failed to provide the Finance Board with the necessary quarterly certification required by Section 966.9(b)(1) of the Finance Board’s regulations prior to declaring or paying dividends for a quarter.

•	In no case may the Bank redeem or repurchase any capital stock if the Bank is unable to provide the required certification, projects that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of its current obligations, actually fails to satisfy these requirements or obligations, or negotiates to enter or enters into an agreement with another Bank to obtain financial assistance to meet its current obligations.

Dividends.  All dividend payments are subject to the approval of the Bank’s Board. Dividends may be paid in either capital stock or cash, although the Bank has historically paid cash dividends only. In September 2007, the Board approved a revised retained earnings policy. This revised policy requires a level of retained earnings be maintained which includes components for market, credit, operating and accounting risk. The Bank was in compliance with this policy at December 31, 2007. The amount the Board determines to pay out will be affected by, among other factors, the level of retained earnings recommended under the new retained earnings policy.

Note 19 – Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax qualified defined benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expense were $4.2 million, $4.0 million, and $3.7 million for the years ended December 31, 2007, 2006, and 2005, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure and accounting of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank cannot be made.

The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $824 thousand, $728 thousand and $637 thousand for the years ended December 31, 2007, 2006, and 2005, respectively.

In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’

Notes to Financial Statements (continued)

liabilities consist of the accumulated compensation deferrals and accrued earnings on the deferrals. The Bank’s minimum obligation from these plans was $8.3 million and $7.0 million at December 31, 2007 and 2006, respectively. Operating expense includes deferred compensation and accrued earnings of $1.8 million, $1.8 million and $1.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Postretirement Benefits.  The Bank sponsors a retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992, receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992, are required to contribute toward the cost of health care benefits above the established expense caps after attaining age 65. A limited life insurance benefit is provided at the Bank’s expense for all retirees. Those employees retiring after January 1, 1992, are also required to meet specific eligibility requirements of age 60 with ten years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The approximate Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 2007 and 2006 was $2.3 million.

Supplemental Retirement Plan.  The Bank also maintains a Supplemental Retirement Plan, a nonqualified defined benefit retirement plan, for certain executives. The plan ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the supplemental retirement plan was $3.3 million and $2.4 million at December 31, 2007 and 2006, respectively.

The Bank does not have any plan assets or any unrecognized transitional obligation. The following table sets forth the changes in benefit obligation associated with these defined benefit plans:

	Supplemental Retirement Plan		Postretirement Health Benefit Plan

(in thousands)	2007	2006	2007	2006

Change in benefit obligation:
Balance, beginning of the year	$4,167	$6,408	$2,346	$2,729
Service cost	345	357	78	93
Interest cost	265	245	131	145
Actuarial loss (gain)	87	(442)	(99)	(446)
Benefits paid	(35)	(2,401)	(160)	(175)

Balance, end of the year	4,829	4,167	2,296	2,346

Change in fair value of plan assets:
Balance, beginning of the year fair value	—	—	—	—
Employer contribution	35	2,401	160	174
Benefits paid	(35)	(2,401)	(160)	(174)

Balance, end of the year fair value	—	—	—	—

Funded status at end of year	$(4,829)	$(4,167)	$(2,296)	$(2,346)

Amounts recognized in the Statement of Condition at December 31, 2007 and 2006 consist of:

	Supplemental Retirement Plan		Postretirement Health Benefit Plan

(in thousands)	2007	2006	2007	2006

Other liabilities	$(4,829)	$(4,167)	$(2,296)	$(2,346)

Notes to Financial Statements (continued)

Amounts recognized in accumulated other comprehensive income at December 31, 2007 and 2006 consist of:

	Supplemental Retirement Plan		Postretirement Health Benefit Plan

(in thousands)	2007	2006	2007	2006

Net actuarial loss (gain)	$1,270	$1,331	$(168)	$(69)
Prior service cost (benefit)	(41)	(51)	406	447

	$1,229	$1,280	$238	$378

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income for the Bank’s supplemental retirement plan and postretirement health plan for the years ended December 31, 2007, 2006 and 2005, were as follows:

	Supplemental
	Retirement Plan			Postretirement Health Benefit Plan

(in thousands)	2007	2006	2005	2007	2006	2005

Net periodic benefit cost:
Service cost	$345	$357	$383	$78	$93	$94
Interest cost	265	245	318	131	145	171
Amortization of prior service cost (benefit)	(10)	(10)	(10)	40	41	40
Amortization of net loss	149	158	302	—	6	34

Net periodic benefit cost	$749	$750	$993	$249	$285	$339

Other changes in other
comprehensive income:
Net loss (gain)	$87			$(99)
Amortization of net loss (gain)	(149)			—
Amortization of prior service cost (benefit)	10			(40)

Total recognized in other comprehensive income	(52)			(139)

Total recognized in net periodic benefit cost and other comprehensive income	$697			$110

Activity presented in other comprehensive income above began when the Bank adopted SFAS 158 on December 31, 2006. Therefore, only amounts related to 2007 are applicable. Prior to adoption, the activity in other comprehensive income attributable to the Supplemental Retirement Plan and the Postretirement Health Benefit Plan were adjustments to the minimum liability; this activity is reported on the Statement of Changes in Capital under the caption “Other” for 2005 and 2006.

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

The estimated net actuarial loss (gain), prior service cost (benefit) and transition obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are:

	Supplemental	Postretirement Health
(in thousands)	Retirement Plan	Benefit Plan

Net actuarial loss	$98	$—
Prior service cost (benefit)	(10)	40

	$88	$40

The measurement date used to determine the current year’s benefit obligation was December 31, 2007.

Notes to Financial Statements (continued)

Key assumptions used for the actuarial calculation to determine benefit obligations and net periodic benefit cost for the Bank’s supplemental retirement plan and postretirement health benefit plan for the years ended December 31, 2007 and 2006 are presented in the tables below. The discount rate for both plans as of December 31, 2007 was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration based interest rate yields from the Citibank Pension Liability Index as of December 31, 2007 and solving for the single discount rate that produces the same present value.

	Supplemental Retirement Plan			Postretirement Health Benefit Plan

Benefit Obligation	2007	2006	2005	2007	2006	2005

Discount rate	6.25%	5.75%	5.5%	6.5%	5.75%	5.5%
Salary increase	5.5%	5.5%	5.0%	n/a	n/a	n/a

	Supplemental Retirement Plan			Postretirement Health Benefit Plan

Cost	2007	2006	2005	2007	2006	2005

Discount rate	5.75%	5.5%	5.8%	5.75%	5.5%	5.8%
Salary increase	5.5%	5.0%	5.0%	n/a	n/a	n/a

Assumed health care cost trend rates for the Bank’s postretirement health benefit plan at December 31, 2007 and 2006 are presented in the table below.

	December 31,	December 31,
Health Care Cost Trend Rates	2007	2006

Assumed for next year	6.0%	7.0%
Ultimate rate	5.0%	5.0%
Year that ultimate rate is reached	2009	2009

The effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $30 thousand and in APBO of $206 thousand. The effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $25 thousand and in APBO of $175 thousand.

The supplemental retirement plan and postretirement health plan are not funded. Estimated future benefits payments reflecting expected future services for the years ending after December 31, 2007 were as follows:

(in thousands)	Supplemental	Postretirement Health
Years	Retirement Plan	Benefit Plan

2008	$93	$160
2009	123	166
2010	167	179
2011	227	197
2012	265	216
2013-2017	2,106	1,181

Note 20 – Transactions with Related Parties

The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investments. In addition, certain former members that still have outstanding transactions are also required to maintain their investment in Bank capital stock until the transactions mature or are paid off. All loans,

Notes to Financial Statements (continued)

including BOB loans, are issued to members and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to loans to members and mortgage loan purchases. All transactions with members are entered into in the normal course of business. In instances where the member also has an officer or a director who is a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. In accordance with Statement of Financial Accounting Standards No. 57, Related Party Disclosures, the Bank defines related parties as other FHLBanks in the System, members with capital stock outstanding in excess of 10% of total capital stock outstanding and members that have an officer or director who is a director of the Bank.

The following table includes significant outstanding related party member balances.

	December 31,	December 31,
(in thousands)	2007	2006

Investments(1)	$242,415	$—
Loans to members	38,631,391	33,845,223
Deposits	1,238,562	191,790
Capital stock	2,136,392	1,811,872
Total MPF volume purchased	4,981	1,239

The following table summarizes the Statement of Operations effects corresponding to the above related party member balances.

	Year ended December 31,

(in thousands)	2007	2006	2005

Interest income on investments(1)	$9,393	$—	$—
Interest income on loans to members	1,531,242	1,118,651	620,803
Interest expense on deposits	6,041	2,333	1,086
Interest income on MPF	7,054	8,296	9,858
Note:

(1)	Reflects balances related to the Bank’s investment in Pennsylvania Housing Finance Agency (PHFA), of which one of the Bank’s appointed Public Interest Directors is the CEO. The Bank owned this investment in 2006; however, it was not considered a related party transaction until PHFA’s CEO joined the Board in 2007.

Prior to May 1, 2006, the Bank regularly sold participation interests in the mortgage loans purchased from members to the FHLBank of Chicago. Upon execution of the service agreement, which became effective May 1, 2006, both parties agreed to discontinue the practice and a transaction services fee is now being paid to the FHLBank of Chicago in lieu of the participation. A new service agreement was executed on August 31, 2007 under which the Bank pays transaction services fees to FHLBank of Chicago as well.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago:

	Year ended December 31,

(in thousands)	2007	2006	2005

Mortgage loans participated to FHLBank Chicago	$25	$88,031	$288,694
Servicing fee expense	174	68	—
Interest-bearing deposits maintained with FHLBank Chicago	4,389	4,984	5,845
Interest income on MPF deposits	265	297	249

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. See Note 14 for further information. The following table includes gross amounts transacted under these arrangements for the years ended December 31, 2007, 2006 and 2005. As of December 31, 2007, the Bank had

Notes to Financial Statements (continued)

$500 million reported as Loans to Other FHLBanks on the Statement of Condition. This balance was repaid on January 2, 2008.

	Year ended December 31,

(in millions)	2007	2006	2005

Borrowed from other FHLBanks	$15	$123	$7,737
Repaid to other FHLBanks	15	123	7,737
Loaned to other FHLBanks	500	400	—
Repaid by other FHLBanks	—	400	—

On occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the year ended December 31, 2006 and 2007, there were no transfers of debt between the Bank and another FHLBank. During the year ended December 31, 2005, in a series of transactions, the Bank assumed the debt of other FHLBanks having a total par value of $65.0 million and total fair value of $65.6 million. In addition, during 2005 the Bank sold debt to another FHLBank having a total par and fair value of $50.0 million.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2007, 2006 or 2005.

Note 21 – Estimated Fair Values

The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2007 and 2006. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions. In addition to these estimated fair value limitations on specific assets and liabilities, no value has been ascribed to the future business opportunities of the Bank which would be included in an overall valuation of the Bank as a going concern.

Cash and Due From Banks.  The estimated fair value approximates the recorded book balance.

Interest-bearing Deposits and Investment Securities.  The estimated fair value is determined based on each security’s quoted price, excluding accrued interest, as of the last business day of the year. When quoted prices are not available, the estimated fair value is based on quoted prices of similar investments or determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

Federal Funds Sold and Loans to Other FHLBanks.  The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for instruments with similar terms.

Loans to Members.  The Bank determines the estimated fair value of loans to members by calculating the present value of expected future cash flows from the loans and excluding the amount for accrued interest receivable. The discount rates used in these calculations are the replacement loan rates for loans to members with similar terms. Under Finance Board regulations, loans to members with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the loans. Therefore, the estimated fair value of loans to members does not assign a value to the ability of the member to prepay the advance.

Notes to Financial Statements (continued)

Mortgage Loans Held For Portfolio.  The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage instruments. These prices, however, can change rapidly based upon market conditions and are highly dependent upon the underlying prepayment assumptions.

Accrued Interest Receivable and Payable.  The estimated fair value approximates the recorded book value. Derivative accrued interest receivable and payable are excluded and are valued as described below.

Derivative Asset/Liabilities.  The Bank bases the estimated fair values of derivatives with similar terms on available market prices including derivative accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgment regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes. The fair values are netted by counterparty where such legal right of offset exists. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

Other Assets/Liabilities.  With the exception of unamortized concession fees for which fair value is considered to be zero, the fair value of the other assets (including the net value of outstanding BOB loans) and other liabilities approximates carrying value. Included in Other Liabilities is a credit reserve associated mainly with outstanding BOB commitments for which, based on the nature of the BOB program, carrying value is expected to be equal to the estimated fair value of such commitments.

Deposits.  The Bank determines estimated fair values of Bank deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Borrowings.  The Bank determines the estimated fair value of borrowings by calculating the present value of expected future cash flows from the borrowings and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of borrowings with similar terms.

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

Commitments.  The estimated fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at December 31, 2007 and 2006. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Commitments to Extend Credit for Mortgage Loans.  Certain mortgage loan purchase commitments are recorded as derivatives at their fair value.

Notes to Financial Statements (continued)

The carrying value and estimated fair values of the Bank’s financial instruments at December 31, 2007 and 2006 are presented in the tables below.

2007 Fair Value Summary Table

		Net
	Carrying	Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$67,388	$—	$67,388
Interest-bearing deposits	5,740,036	930	5,740,966
Federal funds sold	4,725,000	(432)	4,724,568
Trading securities	7,592	—	7,592
Available-for-sale securities	42,370	—	42,370
Held-to-maturity securities	14,236,883	(272,043)	13,964,840
Loans to members	68,797,522	19,892	68,817,414
Mortgage loans held for portfolio, net	6,219,736	(64,062)	6,155,674
Loans to other FHLBanks	500,000	(46)	499,954
Accrued interest receivable	529,371	—	529,371
Derivative assets	240,557	—	240,557
Other assets, including BOB loans	83,901	(35,374)	48,527

Liabilities
Deposits	$2,448,544	$(18)	$2,448,562
Consolidated obligations:
Discount notes	34,685,085	(703)	34,685,788
Bonds	58,613,389	(285,726)	58,899,115
Mandatorily redeemable capital stock	3,929	—	3,929
Accrued interest payable	557,885	—	557,885
Derivative liabilities	491,281	—	491,281
Other liabilities	105,555	—	105,555

Notes to Financial Statements (continued)

2006 Fair Value Summary Table

	Carrying	Net Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$78,098	$—	$78,098
Interest-bearing deposits	3,619,984	(1,341)	3,618,643
Federal funds sold	3,370,000	(517)	3,369,483
Available-for-sale securities	65,848	—	65,848
Held-to-maturity securities	12,939,100	(180,211)	12,758,889
Loans to members	49,335,377	(25,409)	49,309,968
Mortgage loans held for portfolio, net	6,966,345	(157,135)	6,809,210
Accrued interest receivable	416,407	—	416,407
Derivative assets	498,976	—	498,976
Other assets, including BOB loans	86,323	(36,046)	50,277

Liabilities
Deposits	$1,425,997	$—	$1,425,997
Consolidated obligations:
Discount notes	17,845,226	3,682	17,841,544
Bonds	53,627,392	295,474	53,331,918
Mandatorily redeemable capital stock	7,892	—	7,892
Accrued interest payable	566,350	—	566,350
Derivative liabilities	144,093	—	144,093
Other liabilities	125,534	—	125,534

Note 22 –	Segments

The Bank operates two segments differentiated by products. The first segment, Traditional Member Finance, houses a majority of the Bank’s activities, including but not limited to, providing loans to members, investments and deposit products. The MPF Program, or Mortgage Finance, segment purchases mortgage loans from members and funds and hedges the resulting portfolio.

In 2006, the Bank’s most significant MPF Program customer was merged out of the Bank’s district, resulting in a significant decline in MPF Program volume. In addition, during 2007 the Bank’s Board approved a modified strategic plan that provided for the Bank to endeavor to maintain MPF Program assets at less than 10% of total assets. As of December 31, 2007, the MPF Program portfolio has declined to less than 10% of total assets, revenue and net income. Because of the declining significance of the MPF Program, the Bank will no longer present separate Mortgage Finance segment information; however, comparative asset balances and revenue related to the MPF Program will continue to be presented in our Statement of Condition and Statement of Operations on the line items captioned “Mortgage Loans Held for Portfolio.”

Note 23 –	Commitments and Contingencies

As described in Note 15, the twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Board. No FHLBank has had to assume or pay the consolidated obligation of another FHLBank. The Finance Board, in its discretion and notwithstanding any other

Notes to Financial Statements (continued)

provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor.

The FHLBanks considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations. The Bank considers the joint and several liability as a related party guarantee. Related party guarantees meet the recognition scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at December 31, 2007 and 2006. The par amounts of the FHLBanks’ consolidated obligations for which the Bank is jointly and severally liable were approximately $1,189.7 billion and $952.0 billion at December 31, 2007 and 2006, respectively.

Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including BOB loans, totaled approximately $2,104.5 million and $66.5 million at December 31, 2007 and 2006, respectively. Commitments can be for periods of up to twelve months. Standby letters of credit are executed for members for a fee. A standby letter of credit is generally a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were approximately $2,505.2 million and $969.6 million at December 31, 2007 and 2006, respectively. Of these amounts, $2,483.7 million and $969.6 million for 2007 and 2006, respectively, expire by 2008. The remaining $21.5 million of the 2007 balance expires in 2009. Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Board regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are fully collateralized at the time of issuance. See Notes 8 and 10 for further information.

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $6.6 million and $4.3 million at December 31, 2007 and 2006, respectively. Commitments are generally for periods not to exceed 365 days. In accordance with Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), such commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. The Bank had pledged, as collateral, cash and securities to counterparties that have market risk exposure from the Bank related to derivative agreements. The Bank had $60.6 million cash pledged at December 31, 2007 and none in December 2006. There were no securities pledged as of December 31, 2007 or 2006.

The Bank had committed to issue or purchase consolidated obligations totaling $960 million and $98 million at December 31, 2007 and 2006, respectively.

Notes to Financial Statements (continued)

The Bank charged to operating expense net rental costs of approximately $2.6 million, $2.5 million and $2.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Future minimum rentals at December 31, 2007, are presented below.

	December 31, 2007

(in thousands)	Premises	Equipment	Total

2008	$2,459	$135	$2,594
2009	2,448	95	2,543
2010	1,099	81	1,180
2011	141	82	223
2012	137	—	137

Total	$6,284	$393	$6,677

Note that the Bank’s lease at 601 Grant Street expires in May 2010 and it does not include any automatic renewal clauses.

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

Notes 2, 8, 11, 15, 16, 17, 18 and 19 also discuss other commitments and contingencies.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

See “Item 8. Financial Statements and Supplementary Financial Data — Management’s Annual Report of Internal Control over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B:	Other Information

None

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Directors

In accordance with the Act, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (Elected Directors) and public interest directors appointed by the Finance Board (Appointed Directors). No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes seven Elected Directors and six Appointed Directors. Two Elected directorships are currently vacant. In 2006, the Finance Board amended its rule relating to the election of Bank directors in order to allow the Bank greater latitude in providing its members with information about the range of skills and experience among board members the Bank believes is best suited to administer its affairs. In 2007, the Finance Board adopted a regulation that provides for a procedure whereby the Board of Directors of the Bank is required to submit to the Finance Board a list of individuals that the Bank believes are qualified to serve as Appointed Directors. Members are permitted to nominate candidates to be considered by the Bank to be included on the list. According to the rule, the Finance Board will use this list to appoint qualified Appointed Directors for the Bank.

The following table sets forth certain information (ages as of February 29, 2008) regarding each of the Bank’s directors. No director of the Bank is related to any other director or executive officer of the Bank by blood, marriage, or adoption.

			Term	Board
Name	Age	Director Since	Expires	Committees

Dennis S. Marlo (Chair) (Elected)	65	2002	2009	(a)(b)(c)(d)(e)(f)(g)
H. Charles Maddy, III (Vice Chair) (Elected)	44	2002	2010	(a)(b)(c)(d)(e)(f)(g)
Patrick A. Bond (Appointed)	58	2007	2008	(b)(c)(d)(g)
Rev. Luis A. Cortés Jr. (Appointed)*	50	2007	2009	(c)(d)(e)
Walter D’Alessio (Appointed)	74	2008	2010	(a)(c)(e)
John K. Darr (Appointed)	63	2008	2010	(a)(b)(f)
David R. Gibson (Elected)	51	2007	2009	(a)(b)(c)(g)
Brian A. Hudson (Appointed)	53	2007	2008	(a)(e)(f)(g)
Glenn B. Marshall (Elected)	49	2008	2010	(a)(b)(f)
Edward J. Molnar (Elected)**	67	2004	2009	(c)(d)(g)
Sarah E. Peck (Appointed)***	51	2007	2009	(c)(d)(e)
Paul E. Reichart (Elected)	70	1997	2008	(d)(e)(f)(g)
Patrick J. Ward (Elected)	52	2007	2009	(a)(b)(f)(g)

(a)	Member of Audit Committee

(b)	Member of Finance and Risk Management Committee

(c)	Member of Human Resources Committee

(d)	Member of Governance Committee

(e)	Member of Community Investment and Public Policy Committee

(f)	Member of Products & Services Committee

(g)	Member of Executive Committee

(*)	Rev. Cortés served a previous term from 2002 to 2004 as an Appointed Director.

(**)	Mr. Molnar served a previous term from 1982 to 1988 as an Elected Director.

(***)	Ms. Peck served a previous term from 1997 to 2002 as an Appointed Director.

Dennis S. Marlo (Chair)

Dennis Marlo has served on the Board of Directors of the Bank since November 2002. Dennis S. Marlo is currently Managing Director of Sanctuary Group LTD, a financial and executive advisory firm located in Malvern, Pennsylvania. In addition, he is an Executive Vice President of Sovereign Bank, representing the Bank in various community, bank industry and Bank related activities. Prior to that, he was employed for 25 years at KPMG Peat Marwick and its predecessor organizations, where he retired as a partner in the firm. A graduate of LaSalle University and a Certified Public Accountant (CPA), Mr. Marlo also completed studies at the Graduate School of Community Bank Management, University of Texas/Austin. He is currently a member of the Board of Trustees of Harcum College in Bryn Mawr, Pennsylvania; the Board of Directors of EnerSys in Reading, Pennsylvania; the Board of Directors of Main Line Health Real Estate, LP; the Lankenau Hospital Foundation Board of Trustees in Wynnewood, Pennsylvania; and the Council of President’s Associates of LaSalle University in Philadelphia. He is also a member of both the American and Pennsylvania Institutes of Certified Public Accountants and the Financial Managers Society, having served on its national board of directors.

H. Charles Maddy, III (Vice Chair)

H. Charles Maddy, III joined the Board of Directors of the Bank in January 2002. Mr. Maddy is president and chief executive officer of Summit Financial Group, Inc. in Moorefield, West Virginia. He is also a member of the boards of directors for Summit Financial Group and its banking subsidiaries: Summit Community Bank and Shenandoah Valley National Bank. Mr. Maddy is also a director for the West Virginia Bankers Association and the Hardy County Child Care Center. He is a past president and past director of the West Virginia Association of Community Bankers, and a CPA certified by the West Virginia Board of Accountancy. Mr. Maddy graduated magna cum laude from Concord College in Athens, West Virginia, earning a bachelor of science degree in business administration with a concentration in accounting.

Patrick A. Bond

Patrick Bond joined the Board of Directors of the Bank in May 2007. He is a Founding General Partner of Mountaineer Capital, LP in Charleston, West Virginia. He graduated with a BS in Industrial Engineering and an MS in Industrial Engineering from West Virginia University. He is President of the West Virginia Symphony Orchestra, a member of the Board of Charleston Area Alliance, a member of the Board of Clay Center for the Arts and Sciences of West Virginia, a former President of Charleston Renaissance Corporation and a former member of the FHLBank Pittsburgh’s Affordable Housing Advisory Council.

Luis A. Cortés

Luis Cortés joined the Board of Directors of the Bank in April 2007. Reverend Cortés has served as the President and CEO of Nueva Esperanza since its inception in 1986. Esperanza, is the largest Hispanic faith-based organization in the country. The not-for-profit corporation has over 250 employees and manages an $18 million budget. The organization is networked with over ten thousand Latino congregations in the United States. He is also President Emeritus of Hispanic Clergy of Philadelphia a religious organization. He has served as a board member of the FHLBank Pittsburgh from 2002-2004, which included his serving as vice chairman of the Board. He also serves on the board of The Cancer Treatment Centers of America, a privately-held cancer hospital, as well as on the board of the Institute for the Study of Civic Values, a nonprofit in Pennsylvania, since 1993.

Walter D’Alessio

Walter D’Alessio joined the Board of Directors of the Bank in January 2008. A leader in the area of economic development in Greater Philadelphia, Mr. D’Alessio joined NorthMarq Capital in 2003. He is currently NorthMarq’s vice chairman, and a member of its board of directors; he also serves as president of the firm’s real estate consulting group. As chairman of the board of the Philadelphia Industrial Development Corporation (PIDC), Mr. D’Alessio has played a key role in building that organization’s international reputation. As a nonprofit partnership between the City of Philadelphia and the Chamber of Commerce, PIDC administers financing programs, land development and project management targeted to economic growth. During his time with the

City’s Redevelopment Authority and at PIDC, Mr. D’Alessio has been involved in numerous large-scale projects including Market Street East, Penn’s Landing, Franklin Town and the development and expansion of the University of Pennsylvania, Temple University and Drexel University. Mr. D’Alessio has served on a wide array of corporate and nonprofit boards including Brandywine Realty Trust, the American Red Cross, the World Affairs Council and Independence Seaport Museum. He has been recognized locally and nationally with numerous awards.

John K. Darr

John Darr joined the Board of Directors of the Bank in January 2008. Mr. Darr, who retired from FHLBanks’ Office of Finance at the end of 2007 and resides in Delaware, served as managing director of the Office of Finance for 15 years. He had been responsible for issuing debt in the global capital markets on behalf of the twelve FHLBanks, consistent with their mission of providing low-cost liquidity to their respective member-owner financial institutions. He was also responsible for issuing the FHLBank System’s Combined Financial Statement and was intimately involved in the System’s SEC Registration process. Mr. Darr has a total of 35 years of business experience, including several years as Treasurer of FHLBank-San Francisco and as a director at Mortgage IT, a mortgage banking real estate investment trust. As a director of Manna, Inc. for more than ten years, Mr. Darr has served as chair of the board’s Audit and Finance Committee, as co-chair of its Leadership Committee and as a fund raiser for the $12 million organization. Manna, Inc., a faith-based institution, is devoted to building or rehabilitating very low-and low-income housing in the nation’s capital as well as providing homeownership counseling, mortgage brokerage and post-ownership support to project residents. It is credited with having provided nearly 1,000 units of affordable housing over the past 25 years as well as counseling hundreds of homebuyers.

David R. Gibson

David Gibson was elected to the Board of Directors of the Bank and began his term January 1, 2007. Mr. Gibson, who has served Wilmington Trust for more than 20 years, was named its chief financial officer in 1996. He holds an MBA in Finance and Accounting from Vanderbilt University and earned his undergraduate degree from the University of Delaware. Mr. Gibson is a member of the finance committee of the board of Christiana Care Health Systems and a former member of the boards of the Delaware Workforce Investment Board, St. Edmond’s Academy and Junior Achievement of Delaware. He is a member of the Financial Executives Institute and the National Association of Accountants.

Brian A. Hudson

Brian Hudson joined the Board of Directors of the Bank in May 2007. Mr. Hudson is currently the Executive Director and Chief Executive Officer, Pennsylvania Housing Finance Agency (PHFA) in Harrisburg, Pennsylvania. He has a BA from Pennsylvania State University. He is a CPA and a Certified Treasury Professional (CTP). He is a member of the Board of National Council of State Housing Agencies, a member of the Board of Lackawanna College, Chair of Commonwealth Cornerstone Group and a former Chair of the Harrisburg Public School Foundation.

Glenn B. Marshall

Glenn Marshall was elected to the Board of Directors of the Bank and began his term January 1, 2008. Mr. Marshall is President and Chief Executive Officer of First Resource Bank, Exton, Pennsylvania. He has more than 25 years of banking experience. Mr. Marshall graduated from Drexel University with a bachelor’s degree in Accounting and Marketing. He also holds a Master’s degree from St. Joseph’s University with a concentration in Finance and Banking. Mr. Marshall is the Chairman of the Audit Committee of West Whiteland Township, is a member of the Pension Board of West Whiteland Township and is a member of the Radnor Hunt Foundation.

Edward J. Molnar

Edward Molnar has served on the Board of Directors of the Bank since 2004. Mr. Molnar is Chairman of both Harleysville Savings Financial Corporation and Harleysville Savings Bank. With over 45 years’ experience in banking, Mr. Molnar is a member of the board of directors of Americas’ Community Bankers, past chairman of the

Pennsylvania Association of Community Bankers and past chairman of the bank advisory counsel of the Federal Reserve Bank of Philadelphia.

Sarah E. Peck

Sarah Peck joined the Board of Directors of the Bank in April 2007. Ms. Peck is President and owner of Progressive Housing Ventures, LLC, Malvern, Pennsylvania. Her career includes thirty years of experience in real estate economics and development. She has a BA from Yale University and an MS from the London School of Economics. She is a former member and committee chair of the Board of Directors of FHLBank Pittsburgh, co-founder and member of the Commercial Real Estate Women Member, Planning Commission of Charlestown Township, Chester County co-founder and member, Charlestown Citizens Forum Director and Building Committee chair, Beth Chaim Reform Congregation Member, National Association of Homebuilders, Multifamily Council Member, Urban Land Institute Past president and co-founder, Housing Partnership of Chester County Past Marketing Committee chair and Board member, Chester County Fund for Women and Girls Past member and Young President’s Organization. She has been honored with awards as National Builder of the Year, Professional Builder magazine Woman of Distinction, Philadelphia Business Journal Woman of Achievement and Business, March of Dimes Businesswoman of the Year, Great Valley Chamber of Commerce.

Paul E. Reichart

Paul Reichart has served on the Board of Directors of the Bank since January 1997. With more than 40 years’ experience in the banking industry, Mr. Reichart is chairman of the board of Columbia County Farmers National Bank, a nationally chartered, full-service financial institution and single subsidiary of CCFNB Bancorp Inc. in Bloomsburg, Pennsylvania. Prior to his present position, he served as executive vice president from 1981 to 1984 and was elected to the bank’s board of directors in 1983. Mr. Reichart also serves as chairman of the Columbia County Housing and Redevelopment Authority, president and chief executive officer of Montour Mutual Insurance Co., Danville and vice president of SEDA-COG Housing Development Corporation in Lewisburg. He is a member of the Oriental Lodge #460 Free and Accepted Masons in Orangeville, and the Finance Committee of the Grand Lodge of Free and Accepted Masons of Pennsylvania. He is a past chairman of the Pennsylvania Association of Community Bankers and a past president of both the Pennsylvania American Institute of Banking and the Bloomsburg Area Chamber of Commerce. Mr. Reichart attended Bloomsburg University and completed banking and bank-related courses at the American Institute of Banking.

Patrick J. Ward

Patrick Ward has served on the Board of Directors of the Bank since January 2007. Mr. Ward is currently chairman and chief executive officer of Penn Liberty Bank. Mr. Ward has more than 20 years of experience in the banking industry, including executive experience with Citizens Bank of Pennsylvania and Commonwealth Bancorp in Malvern, PA. He also held a variety of positions at Mellon Bank. Mr. Ward is a graduate of Carnegie Mellon University with a degree in Economics and earned his MBA at The University of Notre Dame. He serves on the boards of directors of the Philadelphia Police Athletic League, Phoenixville Area YMCA, EconomicsPennsylvania and the Chester County Chamber of Commerce.

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

The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of:

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

As of February 29, 2008, the Audit Committee was composed of Messrs., Hudson (Chair), Ward (Vice Chair), Darr, D’Alessio, Gibson, and Marshall. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Mr. Hudson is an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether Mr. Hudson is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Mr. Hudson is not independent. Mr. Hudson is independent according to the Finance Board rules applicable to members of the audit committees of the boards of directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of February 29, 2008) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity in Which Serves

John R. Price	69	President and Chief Executive Officer
William G. Batz	60	Chief Operating Officer
Paul H. Dimmick	58	Managing Director, Capital Markets
Teresa M. Donatelli	44	Chief Information Officer
J. Michael Hemphill	62	Chief Risk Officer
Craig C. Howie	45	Group Director, Member Market Access
Kristina K. Williams	43	Chief Financial Officer
Dana A. Yealy	48	General Counsel and Corporate Secretary

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

William G. Batz has held the position of Chief Operating Officer since joining the Bank in 1988. Previously, Mr. Batz was Senior Vice President of Finance for Mellon Bank, and held positions with Society Corporation and Peat, Marwick, Mitchell & Co. Mr. Batz is a CPA, holds an MBA from the University of Chicago and a doctorate from the University of Minnesota.

Paul H. Dimmick joined the Bank in 2003, with the formation of the Mortgage Finance department. In December 2004, he was named Managing Director of Capital Markets, a newly formed group comprised of the

Treasury and Mortgage Finance departments. Prior to joining the Bank, Mr. Dimmick held various senior management positions at Mellon Bank including Executive Vice President of Capital Markets. Mr. Dimmick was also a Senior Managing Director with Chemical Bank and its predecessor, Manufacturers Hanover Trust Co. Mr. Dimmick started his banking career as a bank examiner for the Federal Reserve Bank of New York. Mr. Dimmick holds a Bachelors degree in Economics and Business from Lafayette College and an MBA from the University of Pennsylvania’s Wharton School.

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

J. Michael Hemphill joined the Bank in 2000 as Audit Director. In June 2004, Mr. Hemphill became the Chief Risk Officer for the Bank. Mr. Hemphill was Director of Internal Audit at the Federal Home Loan Bank of Dallas from January 1998 through March 2000, and was the Controller from 1986 to 1997. Mr. Hemphill earned a Bachelors degree in Accounting from Texas A&M University and is a graduate of the University of Wisconsin’s School of Bank Administration. Mr. Hemphill also holds a CPA. Mr. Hemphill is a member of the American Institute of Certified Public Accountants and Institute of Internal Auditors.

Craig C. Howie joined the Bank in 1990, and is the Group Director of the Bank’s Member Market Access department which includes Member Money Desk, Sales and Marketing, Mortgage Partnership Finance, Bank4Banks and Collateral Operations and Safekeeping. Before joining the Bank, Mr. Howie worked for Chemical Bank in New York as an Assistant Vice President in Mortgage Capital Markets. Prior to that, Mr. Howie worked for GMAC as an Assistant Vice President in Secondary Marketing. Mr. Howie received a Bachelors degree in Finance and Marketing from Susquehanna University and a Masters degree in Business Administration with a concentration in Finance from Drexel University.

Kristina K. Williams joined the Bank on December 31, 2004 as Chief Accounting Officer. Ms. Williams became Chief Financial Officer February 1, 2006. Ms. Williams most recently was the Chief Financial Officer of Wholesale Banking for PNC Financial Services Group. Ms. Williams also spent time in SEC and Regulatory Reporting and served as Director of Accounting Policy for PNC. Ms. Williams previously spent several years in public accounting with PricewaterhouseCoopers and Deloitte & Touche. Ms. Williams graduated magna cum laude from West Liberty State College and received her Masters in Professional Accountancy from West Virginia University. Ms. Williams is a CPA and a member of the American Institute of Certified Public Accountants, Pennsylvania Institute of Certified Public Accountants and is the audit committee chairperson on the board of directors for the West Liberty State College Foundation.

Dana A. Yealy joined the Bank in 1986, and has served as General Counsel since August 1991. Mr. Yealy is responsible for the legal, government relations, corporate secretary and ethics functions of the Bank. Prior to joining the Bank, he was an attorney with the Federal Home Loan Bank of Dallas. Mr. Yealy earned his Bachelors degree in Economics from Westminster College, his Juris Doctorate from Pennsylvania State University’s Dickinson School of Law, and his LL.M in Banking Law from the Boston University School of Law. Mr. Yealy is a member of the Association of Corporate Counsel, the Society of Corporate Secretaries & Governance Professionals, and the Society of Corporate Compliance and Ethics. Mr. Yealy is also a member of the American, Pennsylvania and Allegheny County Bar Associations.

Each executive officer serves at the pleasure of the Board of Directors.

Code of Conduct

The Bank has adopted a code of ethics for all of its employees and directors, including its chief executive officer, chief financial officer, controller, and those individuals that perform similar functions. A copy of the code of ethics is on the Bank’s public Web site, www.fhlb-pgh.com, and will be provided without charge upon written request to the Legal Department of the Bank at 601 Grant Street, Pittsburgh, PA 15219, Attention: General Counsel. Any amendments to the Bank’s Code of Conduct are posted to the Bank’s public website, www.fhlb-pgh.com.

Item 11:	Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis (CD&A) provides information related to the Bank’s compensation program provided to its Principal Executive Officer (the CEO) and other Named Executive Officers (other Executives). The information includes, among other things, the objectives of the Bank’s compensation program and the elements of compensation the Bank provides to its CEO and other Executives.

The Bank’s Board has determined that in order to make executive compensation decisions in a comprehensive manner it is necessary to consider the nature and level of all elements of the Bank’s compensation and benefits program in order to establish each element of the program at the appropriate level. To that end, in 2007 the Board directed management to conduct a Total Compensation Study to, among other things, provide the Board with a comprehensive view of all elements of the Bank’s compensation and benefits (including costs to the Bank) provided to the CEO and other Executives. The Total Compensation Study reviewed all the current compensation and benefit practices for the CEO and other Executives and identified changes to the compensation and benefits programs. The results of this study and the changes that the Bank has implemented in its compensation and benefits programs as a result of this study are described in detail below.

Compensation Philosophy

The Bank’s Total Compensation Program is designed to:

•	Attract, motivate and retain staff critical to the Bank’s long-term success; and, thereby,

•	Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

In 2007, the Bank’s CEO and the other Executives were compensated through a mix of base salary, incentive compensation awards, benefits and perquisites. The Bank’s compensation plan for the CEO and other Executives establishes each component of compensation to be competitive within the Federal Home Loan Bank System (FHLBank System) and benchmarked against financial institutions with assets of less than $25 billion. Although the Bank had assets of $101.2 billion at December 31, 2007, for compensation purposes, the Board has considered institutions with assets less than $25 billion to be comparable to the Bank in terms of the relative complexity of the business. As the Bank is a cooperative, it does not offer equity-based compensation as is typically offered in publicly traded financial services institutions; however, the Bank’s incentive compensation and enhanced retirement benefits for the CEO and other Executives together provide a competitive compensation package.

Human Resources Committee’s Role and Responsibilities

The Board’s Human Resources Committee (Committee) is responsible for the establishment and oversight of the CEO’s compensation and oversight of other Executives’ compensation. This includes setting the objectives of and reviewing performance under the Bank’s compensation, benefits and perquisites programs for the CEO and other Executives.

Additionally, the Committee has adopted the practice of retaining compensation and benefit consultants and other advisors, as well as reviewing analysis from the Bank’s Human Resources Department (HR department), to assist in performing its duties in regard to the CEO’s and other Executives’ compensation.

2006 Mercer Study.  In 2006, the Committee engaged the expertise of Mercer, a compensation consulting firm, to benchmark competitive base salary, annual incentive compensation awards and long-term incentive compensation awards (cash compensation) for the CEO and other Executive positions. Mercer presented their report to the Committee in September 2006.

2007 Total Compensation Study.  Following review of the Mercer study, it was determined that no specific changes to the Bank’s overall compensation plans would be made based on this report, as the report was narrowly focused on cash compensation. Instead, in early 2007, the Board directed Bank management to conduct a comprehensive study and analysis of its base salary, incentives and retirement benefits (referred to as the Total Compensation Study) for the CEO and other Executives in comparison to other FHLBanks and comparable financial institutions, as identified above.

The Board asked the HR department, in conjunction with the Bank’s Finance department, to perform this Total Compensation Study. The HR department’s expertise regarding compensation and benefits programs, recruiting and retention requirements and the intangibles that influence an executive’s level of engagement in the organization were important to the assignment. The Committee and the Board then re-examined the Bank’s compensation philosophy as well as each element of compensation with the goals of:

•	Comparing the current philosophy in relation to the marketplace;

•	Seeking ways for continuous improvement in existing programs; and

•	Identifying opportunities for potential strategic cost management.

In addition, the Bank used the following benefits consultants to analyze the existing retirement benefits:

•	Conrad Siegel, an actuarial firm, provided third-party expertise on benchmarking the Bank’s total retirement benefits as compared to the other FHLBanks. The firm also provided cost projections to assist Bank management in predicting changes in benefits’ expense; and

•	Towers Perrin, on a supplemental basis, provided benchmarking of the Bank’s retirement benefits to a group of 49 diversified financial services firms, including Federal Reserve banks, global banking corporations, regional and super-regional banks and bank holding companies.

The results of the Total Compensation Study were presented to the Committee and the Board at the April, June and September 2007 meetings. The Total Compensation Study resulted in the following key changes to the existing Compensation Philosophy:

•	Base salary is the core component of the total compensation package. The Bank believes it must establish a base salary at a level which successfully attracts and retains experienced professionals, especially since it does not offer equity compensation.

•	The other FHLBanks remain the comparator group for the CEO position and are now the primary competitive market for the other Executives as well, because the business models, asset size and net income of the other FHLBanks are the closest comparators to the Bank. For the Bank’s other Executives, the salary range data for comparable positions at the other FHLBanks serves as the primary benchmark for the other Executives with the Bank targeting to pay the median of such salary range.

•	A periodic review of the financial services market survey data (defined as those with assets less than $25 billion) will be conducted at least annually, as well as on an interim basis should variations arise or if the data indicates a need to differ from this benchmarking approach for the other Executives.

•	The Bank’s retirement benefits should be market competitive.

The Committee and the Board approved this revised Compensation Philosophy, which became effective January 1, 2008.

Determining the CEO’s Cash Compensation

Consistent with 2006, in 2007 the Committee used the FHLBanks as the peer group for benchmarking the CEO’s cash compensation. The Board determined that the chief executive officer positions at the other FHLBanks were the best comparison. The CEO’s cash compensation (including both salary and incentive compensation) is compared to the median for all FHLBanks’ chief executive officers. The Committee considers the benchmark data, length of service in the position and job performance when determining the CEO’s annual base salary.

For 2008, the HR department presented the data on CEO cash compensation at the other FHLBanks to the Committee and the Committee considered this information in determining the CEO’s base salary.

Determining Other Executives’ Cash Compensation

With respect to other Executives’ base salaries in 2007, consistent with 2006, the HR department used both the FHLBanks’ and financial services industry survey data to determine competitive salary ranges. The base salary range midpoint for other Executives was based on the median of both FHLBank System and financial services industry survey data. The financial services industry survey data reflects institutions with asset sizes of $25 billion or less as explained above. Actual annual base salary was determined based on review of the survey data, length of service in the position and job performance.

The incentive compensation award levels for other Executives were compared to the award levels for similar positions in the FHLBank System.

The CEO’s recommendations for any adjustments to other Executives’ cash compensation were reviewed and approved by the Committee which, in turn, then recommended any adjustments to the full Board for final approval.

As discussed above, in 2008, following the adoption of the revised Compensation Philosophy, the comparator group used for setting the 2008 base salary for other Executives was the other FHLBanks for the same reason(s) as the CEO. The base salary range midpoint for each other Executive became the median for that comparable position from the FHLBank survey data. The actual annual base salary was determined based on review of the survey data, length of service in the position and job performance. The incentive compensation award levels for other Executives continue to be compared to the award levels for similar positions in the FHLBank System.

2007 Short-Term Incentive Compensation (STI) Award Program

The Board approved STI compensation award payouts based upon the achievement of specific annual performance objectives that support the Bank’s operating and profitability goals. The STI plan was designed to reward the CEO and other Executives for achievement of team-based Bank and/or individual performance targets. These targets were both quantitative and qualitative as approved by the Committee and the Board. Award levels were generally set at threshold, target and maximum percentages of base salary; awards could also be paid for performance achievement at points in between these levels.

The Board has the discretion to treat the threshold, target and maximum levels as separate performance levels and pay out only for achievement at each level. Further, the Board has the discretion to determine whether or not to pay out awards, increase awards or reduce awards. This includes cases in which the goals may or may not have been met. In 2006 and 2007, the Board did not exercise this discretion to either increase/decrease or eliminate award payouts.

CEO’s STI Goals.  The Board determined in its adoption of the STI plan that higher level positions within the organization should have a greater impact on Bank-wide goals. Therefore, 75 percent of the STI award opportunity for the CEO in 2007 was based on achievement of the following 3 team-based Bank goals:

Bank Goals

•	Earned Dividend Rate — 55 percent. Earn a dividend rate that exceeds the Bank’s policy target, permits continued progress toward the retained earnings goal and provides shareholders the optimum yield possible within applicable guidelines. As the Bank’s financial performance indicated by the earned dividend rate is a key measure of the Bank’s success, this goal was given the most weight.

•	Community Development Initiative — 10 percent. Develop initiatives to promote quality community development and expand profits through community-oriented ventures financed through new partnerships.

•	Expense Management — 10 percent. Manage 2007 operating expenses within the 2007 operating plan.

Shared Goal

The remaining 25 percent of the CEO’s STI award opportunity was based on the completion of six of the following eight specific Bank initiatives that involved one or more other Executives: collateral valuation, community investment program funds for housing rehabilitation, cost savings, public policy, Bank information systems, product development, funding agreements and successful SOX compliance.

Other Executives’ STI Goals.  The weighting of the other Executives team-based Bank goals was established at 75 percent for the COO’s and 65 percent of each other Executives’ total award opportunity. The remaining annual award opportunities were weighted toward individual performance goals. See the Summary Compensation Table and accompanying narrative for additional information.

Status reports on all of the incentive goals were reviewed with the Committee at least once during the year and the goals were modified as appropriate.

The award opportunity levels in 2007, expressed as a percentage of base salary were:

Position	Threshold	Target	Maximum

CEO	20%	35%	50%
Other Executives	18.75%	25%	37.5%

The results of the performance goals are detailed in the Summary Compensation Table and accompanying narrative.

2007 Long-Term Incentive (LTI) Compensation Awards Program

The Board awarded LTI compensation opportunities based upon achievement of long-term/strategic performance objectives. The LTI goals cover a three-year period coinciding with the Bank’s strategic plan. The Board determined that the specific goals of the LTI compensation award plan should include:

•	Rewarding long-term customer/shareholder value creation and community mission achievement;

•	Attracting and retaining high-performing staff by providing long-term compensation opportunities which are reasonable, relative to the identified peer group or survey sources; and

•	Assigning a portion of the total executive compensation package to be an “at risk” incentive award opportunity and dependent upon performance results.

The Board approved the goals for the 2006-08 strategic planning cycle in September 2006. The objectives aimed to focus the CEO’s and the other Executives’ attention on areas such as market penetration, profitability and value creation, mission achievement, the work environment and infrastructure.

The primary goal represented 80 percent of the award opportunity and focused on customers, community development and the Bank’s ability to maximize member value. These goals may be achieved by:

•	Increasing member borrowing capacity with the addition of new types of collateral being accepted from customers to support loans;

•	Increasing participation in the Bank’s community investment products or initiatives;

•	Maintaining the Bank’s Standard and Poors’ AAA rating; and

•	Achieving dividend paying capabilities unrestricted by regulatory limitations.

The remaining 20 percent of the goal focused on enhancing the Bank’s internal infrastructure by: (1) establishing a governance process and completing projects of strategic importance within acceptable budget and time constraints and (2) demonstrating improvement in employee surveys in three of five categories: credibility, respect, fairness, pride and camaraderie.

The award opportunity levels over the 3-year performance period, expressed as a percentage of base salary over the 3-year performance period ending December 31, 2008, are:

Position	Threshold	Target	Maximum

CEO	37.5%	75%	150%
Other Executives	30%	60%	120%

Status reports on the goals were reviewed with the Committee at least once each year and the goals could be modified as appropriate. As with the STI plan, LTI award payouts could occur at threshold, target or maximum levels, as well as at any point between those levels. Further, the Board has the discretion to determine whether or not to pay out awards and can exercise their discretion to increase or reduce awards payouts. In 2006 and 2007, the Board did not exercise their discretion to either increase/decrease or eliminate award payouts.

Termination of the STI and LTI Plans and Approval of the Variable Incentive Plan (VIP) Effective in 2008

LTI Plan Termination and Pro-rated Payout.  In 2007, following the Total Compensation Study, the Board determined that the LTI plan should be terminated at December 31, 2007. The Board made this decision after determining that: (1) the LTI plan was not the motivational performance tool the Bank expected it to be; (2) as a stand-alone plan, the LTI goals, or components within them, were redundant with the STI plan and (3) in moving from a static 3-year strategic planning process to a rolling strategic planning process, a fixed 3-year LTI plan was not compatible with the new planning process.

In terminating the LTI, the Board determined that a pro-rated award payout would be made under the LTI in 2008, based on the pro-rated achievement of goals under the LTI plan through December 31, 2007. Additionally, the Board determined that, as a retention mechanism, 20 percent of the award would be subject to forfeiture, such that it shall not be paid if the participant is not a Bank employee through December 31, 2008. If the participant meets the requirement of remaining (other than in the case of involuntary termination other than cause, retirement, death, disability) employed through December 31, 2008, then, the retained portion of the award, plus interest at the money market interest rate applied on a notional basis from time to time to the Bank’s directors participating in the Bank’s deferred directors’ fee program will be paid.

The award opportunity levels, expressed as a percentage of base salary, over the pro-rated 2-year performance period ending December 31, 2007, were:

Position	Threshold	Target	Maximum

CEO	25%	50%	100%
Other Executives	20%	40%	80%

The results of the performance goals are detailed in the Summary Compensation Table and supporting narrative.

Termination of the STI Plan and Creation of the VIP.  As a result of the Total Compensation Study, the Board also determined that, along with termination of the LTI plan, the STI plan should be terminated and replaced by an annual incentive plan, providing for enhanced award opportunities for the CEO and other Executives. The Board approved eliminating the STI and LTI plans and adopting the new Variable Incentive Plan (VIP) effective January 1, 2008. The VIP is designed to provide:

•	Better precision in goal setting;

•	Elimination of the overlap in the current STI and LTI goals;

•	Stronger link to both the operating and strategic plans;

•	Support for the Bank’s retention strategies; and

•	A cost neutral plan in comparison with the Bank’s combined prior STI and LTI plans.

The annual award opportunity levels expressed as a percentage of base salary under the VIP combine the previous STI and LTI award (on an annualized basis) opportunity levels, less 5 percent at the target level, as shown below:

Position	Threshold	Target	Maximum

CEO	32.5%	55%	100%
Other Executives	28.75%	40%	77.5%

These award levels were recommended in the Total Compensation Study and were approved by the Committee and the Board. These new VIP award payout percentages reflect the summation of the previous STI and LTI award payout percentages, less 5 percent at the target level, to provide more stretch in meeting the VIP goals at the target and maximum levels. The intention was to keep total potential payout levels whole for eligible participants with respect to the previous STI and LTI separate payouts.

Additional key components of the VIP, effective January 1, 2008 included the following:

•	As a retention strategy, 20 percent of each award to the CEO and other Executives will be retained and subject to forfeiture if employment terminates within three years (other than in the case of involuntary termination other than cause, retirement, death, disability);

•	The portion of the VIP award percentages that are included in determining the CEO’s and other Executives’ nonqualified defined benefit under the Supplemental Executive Retirement Plan (SERP) is limited to no more than the amount of the incentive award that was included in the SERP calculation under the former STI plan;

•	The portion of the VIP award that is eligible for a Bank matching contribution under the Supplemental Thrift Plan is limited to the percentage of each incentive award under the former STI plan that was eligible for Bank match for each such participant;

•	No award payments shall be made under the VIP if the Bank-wide financial performance goal has not been achieved at the threshold level for the plan year; in 2008, in determining payouts above the threshold level, the Bank’s performance as compared to its peers will be considered by the Board.

VIP award payouts can occur at threshold, target or maximum levels, as well as at any point between those levels, unless, the terms of the specific goal provide otherwise. Further, the Board has the discretion to determine whether or not to: (1) pay out awards; (2) increase awards or (3) reduce awards. This includes cases in which the goals may or may not have been met.

The VIP goal-setting process focuses on identifying reasonable and stretch segments of the strategic plan and determining annual milestones. These annual milestones were considered in the adoption of the new VIP goals for 2008. The VIP goals for 2008 include a specific reference to the Board considering the Bank’s financial performance as compared to the other FHLBanks. See the narrative to the “Grants of Plan-Based Awards” table below for more information.

Additional Incentives

From time to time, the CEO has recommended, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging and time sensitive nature. There were no additional incentive awards granted in 2007.

Perquisites and other Benefits

The Board views the perquisites afforded to the CEO and other Executives as an element of the total compensation program, provided primarily as a benefit associated with their overall position duties and responsibilities. Examples of perquisites for the CEO and/or other Executives may include the following:

•	Personal use of a Bank-owned automobile;

•	Financial and tax planning;

•	Relocation; and

•	Business club membership.

Additionally, the Bank provides a tax gross-up for some of the perquisites offered, including relocation benefits. Perquisites for the CEO and other Executives are detailed on the Summary Compensation Table and accompanying narrative, where aggregate perquisites exceeded $10,000 in 2007.

Employee Benefits

The Board and Bank management are committed to providing competitive, high-quality benefits designed to promote health, well-being and income protection for all employees. As described above, the Bank has benchmarked the level of benefits provided to the CEO and other Executives to the other FHLBanks and financial services firms. The Bank offers all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core and optional benefits offered include, but are not limited to, medical, dental, prescription drug, vision, long-term disability, short-term disability, flexible spending accounts, parking or transportation subsidy, worker’s compensation insurance, life and accident insurance. The CEO and other Executives participate on the same basis as all other full-time employees in these benefits.

Qualified and Nonqualified Defined Benefit Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (PDBP), a tax-qualified, multiple-employer defined-benefit plan. The PDBP is a funded, noncontributory plan that covers all eligible employees. Benefits under the plan are based upon a 2 percent accrual rate, the employees’ years of service and highest average base salary for a consecutive three-year period. Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment; a lump-sum payment or other additional payment options are also available. The benefits are not subject to offset for social security or any other retirement benefits received.

The CEO and other Executives also participate in a nonqualified supplemental defined benefit plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the qualified PDBP due to Internal Revenue Code (IRC) and qualified PDBP limitations, including the IRC limitations on qualified pension plan benefits for employees earning $225,000 or more for 2007.

As a nonqualified plan, the benefits do not receive the same tax treatment and funding protection as the qualified plan and the Bank’s obligations under the SERP are a general obligation of the Bank. The terms of the SERP provide for distributions from the SERP upon termination of employment with the Bank or in the event of the death or disability of the employee. Payment options under the SERP include annuity options and a lump-sum distribution option.

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

The CEO and other Executives may elect 30 days prior to the beginning of the calendar year in which the compensation is to be earned and paid to defer a percentage of their cash compensation. The CEO and other Executives may defer up to 80 percent of their total cash compensation, less their contributions to the Qualified Thrift Plan. The 20 percent retained portion of each VIP award is not eligible for deferral under the Supplemental Thrift Plan.

For each deferral period in the Supplemental Thrift Plan, the Bank credits a matching contribution equal to:

•	200 percent match on up to 3 percent of the CEO’s or other Executives’ base salary and annual incentive compensation irrespective of their years of service; less

•	The Bank’s matching contribution to the Qualified Thrift Plan.

The terms of the Supplemental Thrift Plan provide for distributions upon termination of employment with the Bank, in the event of the death of the employee or upon disability, at the discretion of the Human Resources Committee and in accordance with applicable IRC and other applicable requirements. Payment options under the Supplemental Thrift Plan include lump-sum and annual installments up to 10 years. No loans are permitted from the Supplemental Thrift Plan.

Establishment of a Rabbi Trust for the Supplemental Thrift Plan

The Board approved the establishment of a Rabbi Trust for the Supplemental Thrift Plan at its June 2007 meeting. The Board determined that the Rabbi Trust provides:

•	A risk management mechanism to better manage the market risk and expense volatility due to market value adjustment of participants’ notional investments under the Plan;

•	A way to better assess, manage and report retirement and pension expenses; and

•	An additional level of security for Plan participants by eliminating the ability for Bank management to access the funds.

As part of establishing the Rabbi Trust arrangement, after October 31, 2007, notional investment options available to participants in the Supplemental Thrift Plan were the investments offered by The Principal Financial Group, (the administrator of the Supplemental Thrift Plan), which are substantially equivalent to those available under the Bank’s qualified defined contribution plan. See the “Nonqualified Deferred Compensation Table” and accompanying narrative below for more information.

Retirement Benefits Portion of 2007 Total Compensation Study

In 2007, as part of the Total Compensation Study, the HR department evaluated the Bank’s key benefits, including health care and retirement benefits. The purposes of the review were to:

•	Assess overall competitiveness of all benefits and adjust any as needed. Particular attention was paid to the defined benefit pension plan due to industry trends away from these types of plans, in part due to the overall cost of such plans;

•	Determine a value for the retirement benefits as part of total compensation to better analyze the cost-benefit effect of changes to the retirement programs;

•	Provide long-term projections on the funding requirements and cost projections of the Bank’s defined benefit and defined contribution plans;

•	Conduct an analysis of the defined benefit and defined contribution plans in comparison to competitive compensation practices in the marketplace;

•	Assess whether other retirement options are available that will align with the Compensation Philosophy and recommend options that are cost-effective and more predictable in cost projections; and

•	Benchmark the Bank’s retirement benefits by comparing them to the retirement benefits offered by the other FHLBanks and a group of 49 diversified financial services firms.

Following its review of the results of the Total Compensation Study, the Board approved changes to the Bank’s defined benefit pension program for new hires on or after January 1, 2008. These changes do not affect the CEO or other Executives or any other Bank employees hired prior to January 1, 2008. The changes approved by the Board are: (1) changing the early retirement eligibility date from age 45 to age 55; (2) changing the form of retirement benefit to eliminate the guaranteed 12 year normal form and replace it with a single life annuity; (3) reducing the retirement plan benefit accrual rate from 2 percent to 1.5 percent; (4) changing the early retirement benefit annual reduction factor from 3 percent per year to a percentage determined on an actuarially equivalent basis based on the participant’s age and (5) changing the benefit formula from high 3 years to high 5 years. The purpose of these changes is to strategically manage the Bank’s future pension expense while remaining competitive on a total compensation basis. Any Named Executive Officers hired on or after January 1, 2008 will be subject to these defined benefit plan terms.

Additional Retirement Benefits

The Bank provides post-retirement medical and life insurance benefits for its employees, including the CEO and other Executives who retire at age 60 or older with 10 years of service. Retirees and their spouses age 65 and older pay 60 percent of the medical premium for the retirees’ coverage and 80 percent of the premium for coverage for their spouse.

The Bank also provides $5,000 in term life insurance for all employees, including the CEO and other Executives. The employees can purchase an additional $15,000 of coverage at group rates. The employee’s spouse is not eligible for the life insurance benefit.

Severance Policy

The Bank provides severance benefits to the CEO and other Executives. These benefits reflect the potential difficulty employees may encounter in their search for comparable employment within a short period of time. The Bank’s severance policy is designed to help bridge this gap in employment.

The Board provided a separate severance agreement as part of the initial employment offer letter for the CEO, which is more fully described in the post-termination compensation table. The Board determined that such severance arrangements for CEOs are a common practice in the marketplace.

The policy provides the following for other Executives:

•	Four weeks’ base salary continuation per year of service, with a minimum of 26 weeks and a maximum of 52 weeks;

•	Medical coverage, based on current enrollment selections, for the length of the salary continuation; and

•	Individualized outplacement service for a maximum of 12 months.

Change-in-Control (CIC) Agreements

At its June 2007 meeting, as part of its consideration of the Total Compensation Study, the Board approved offering CIC agreements to the CEO and other Executives. The Board determined that CIC agreements are an important recruitment and retention tool and that having such agreements in place enables the CEO and other Executives to effectively perform and meet their obligations to the Bank if faced with the possibility of consolidation with another FHLBank. Several FHLBanks have such agreements in place with their executives. CIC and employment agreements for CEOs and executive officers of other FHLBanks include payments ranging from 1 year salary and incentive compensation to 2.99 times total compensation in the event of employment separation due to a CIC event. These agreements are already a common practice in the financial services market, where agreements provide for up to 2.99 times an executive’s salary and incentive compensation.

In the event of a merger of the Bank with another FHLBank, where the merger results in the termination of employment (including resignation for “good reason” as defined under the CIC agreement) for the CEO or any other Executives, each such individual(s) is (are) eligible for severance payments under his/her CIC Agreement. Such severance is in lieu of severance under the Severance Policy discussed above. The Severance Policy (and in the case of the CEO, his separate severance agreement) continues to apply to employment terminations of other Executives excluding those resulting from a Bank merger.

Benefits under the CIC Agreement for the CEO and other Executives are as follows:

•	Two years base salary;

•	Two times the VIP award payout eligibility at target in the year of separation from service;

•	Bank contributions for medical insurance for the benefits continuation period of 18 months at the same level that the Bank contributes to medical insurance for its then-active employees; and

•	Individualized outplacement for up to 12 months.

In addition, under his CIC Agreement, the CEO also receives a payment equal to:

•	The additional benefit amount that the CEO would receive for 2 additional years of credited service under the qualified and nonqualified defined benefit plans; and

•	Two times 6 percent of his annual compensation (as defined in the Supplement Thrift Plan as annual base salary and a portion of the annual VIP award) in the year of separation from service. This amount is intended to replace the Bank matching contribution under the Bank’s qualified and nonqualified defined contribution plans.

The CIC agreements were executed in November 2007. See Exhibits 10.18 and 10.19 to this annual report on Form 10-K for more information.

Compensation Committee Report

The Human Resources Committee of the Bank’s Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the Human Resources Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Bank’s annual report filed on Form 10-K.

The Human Resources Committee
of the Board of Directors

Edward J. Molnar, Chairman

Patrick A. Bond
Luis A. Cortés, Jr.
Walter D’Alessio
David R. Gibson
Sarah E. Peck

Summary Compensation Table (SCT)

				Non-Equity
Name and				Incentive Plan	Change in Pension	All Other
Principal Position	Year	Salary	Bonus	Compensation	Value	Compensation	Total

John R. Price(1)	2007	$550,000	—	$541,750	$167,000	$48,015	$1,306,765
Chief Executive Officer	2006	500,004	—	250,001	111,000	499,005	1,360,010
William G. Batz(2)	2007	$428,722	—	$326,901	$365,000	$46,088	$1,166,711
Chief Operating Officer	2006	416,235	$200,000	156,088	170,000	31,008	973,331
Kristina K. Williams(3)	2007	$273,000	—	$208,163	$20,000	$22,239	$523,402
Chief Financial Officer	2006	257,917	45,000	97,402	20,000	20,259	440,578
Paul H. Dimmick(4)	2007	$270,400	—	$206,180	$81,000	$21,399	$578,979
Managing Director, Capital Markets	2006	258,750	—	85,995	56,000	20,269	421,014
Craig C. Howie(5)	2007	$254,800	—	$184,730	$66,000	$19,129	$524,659
Group Director, Member Market Access
Notes:

(1)	For 2007, Mr. Price’s non-equity incentive plan compensation is the short-term and long-term incentive plan awards described below. All other compensation includes employer contributions to defined contribution plans of $48,000. For 2006, Mr. Price’s non-equity incentive plan compensation is the annual incentive plan award as described in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. All other compensation includes a $201,732 tax gross-up on relocation expenses, employer contributions to defined contribution plans of $30,000, and perquisites totaling $267,261. Perquisites include a relocation payment of $258,000, parking benefits, club memberships, spousal travel and child care expenses, personal miles on a company vehicle, and non-business travel expenses.
(2)	For 2007, Mr. Batz’s non-equity incentive plan compensation is the short-term and long-term incentive plan awards as described below. All other compensation includes employer contributions to defined contribution plans of $35,089, and perquisites totaling $10,984. Perquisites include parking benefits, spousal travel, personal miles on a company vehicle, and financial planning/tax preparation. For 2006, Mr. Batz received a $50,000 increase in base salary in January. Mr. Batz has more than 17 years experience at the Bank; therefore, in conjunction with the hiring of the new CEO, the Board determined that it would create a void if the top two positions turned over at approximately the same time. The Board entered into a retention agreement with Mr. Batz in which he would receive a payment of $200,000 if he remained a part of the Bank’s executive team through January 2, 2007. Non-equity incentive plan compensation is the annual incentive plan award as described in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. All other compensation includes employer contributions to defined contribution plans of $30,996.
(3)	For 2007, Ms. Williams’ non-equity incentive plan compensation is the short-term and long-term incentive plan awards as described below. All other compensation includes employer contributions to defined contribution plans of $22,224. For 2006, Ms. Williams received a $25,000 increase in base salary in February when she was promoted to CFO. Ms. Williams was paid a $45,000 special additional award reflecting the magnitude of restating the Bank’s financials from 2001 to 2005 which was unplanned and which occurred concurrent with the SEC registration process. Non-equity incentive plan compensation is the annual incentive plan award as described in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. All other compensation includes employer contributions to defined contribution plans of $20,247.
(4)	For 2007, Mr. Dimmick’s non-equity incentive plan compensation is the short-term and long-term incentive plan awards as described below. All other compensation includes employer contributions to defined contribution plans of $21,384. For 2006, Mr. Dimmick received a $15,000 salary adjustment in February to bring his base salary to a level comparable with other executives. Non-equity incentive plan compensation is the annual incentive plan award as described in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. All other compensation includes employer contributions to defined contribution plans of $20,257.
(5)	Mr. Howie was an executive officer in 2006; however, he was not considered a named executive officer in 2006. For 2007, Mr. Howie’s non-equity incentive plan compensation is the short-term and long-term incentive plan awards as described below. All other compensation includes employer contributions to defined contribution plans of $19,114.

Non-Equity Incentive Plan Compensation:

Short-Term Incentive Compensation:

The CEO and all other Executives shared three goals related to the Bank’s earned dividend rate, community development initiative, and expense management as outlined below. The earned dividend rate and community development initiative goals included performance measures at threshold, target and maximum. The expense management goal included performance at maximum only.

Earned Dividend Rate - The specific performance measure for the maximum payout was to achieve an earned dividend rate of 150 basis points over the rolling average 6-month Treasury yield, while increasing retained earnings and remaining within policy guidelines.

Community Development Initiative - The specific performance measure at maximum was to develop three specific initiatives designed to promote community development.

Expense Management - The specific performance measure was to operate at or below operating expenses as established in the operating plan.

In addition to the three shared goals, the CEO and each other Executive also had one or two individual goals as noted below, which included performance measures at threshold, target and maximum.

Mr. Price:

Mr. Price’s short-term incentive of $266,750 (48.5% of base salary) was based on actual performance at maximum for the earned dividend rate and expense management team-based goals, performance at target for the community development initiative team-based goal, and performance at maximum for one individual goal.

Mr. Price’s individual goal required successfully completing six out of eight specific initiatives related to the Bank’s core businesses including collateral valuation, community investment program funds for housing rehabilitation, public policy, Bank information systems, funding agreements, and SOX compliance.

Mr. Batz:

Mr. Batz’s short-term incentive of $155,412 (36% of base salary) is based on actual performance at maximum for the earned dividend rate and expense management team-based goals, performance at target for the community development initiative team-based goal, and performance at maximum for one individual goal.

Mr. Batz’s individual goal required successfully completing six out of eight specific initiatives related to the Bank’s core businesses including collateral valuation, community investment program funds for housing rehabilitation, profitability, loans to members volume, Bank systems and infrastructure, and SOX compliance.

Ms. Williams:

Ms. Williams’ short-term incentive of $98,963 (36% of base salary) is based on actual performance at maximum for the earned dividend rate and expense management team-based goals, performance at target for the community development initiative team-based goal, and performance at maximum for one individual goal.

Ms. Williams’ individual goal required establishing and maintaining a strong internal control environment to meet SOX 302 and 404 requirements.

Mr. Dimmick:

Mr. Dimmick’s short-term incentive of $98,020 (36% of base salary) is based on actual performance at maximum for the earned dividend rate and expense management team-based goals, performance at target for the community development initiative team-based goal, and performance at maximum for two individual goals.

Mr. Dimmick’s individual goals were: (1) achieving a set mortgage finance profitability spread; and (2) successfully completing three initiatives related to the Bank’s Treasury function.

Mr. Howie:

Mr. Howie’s short-term incentive of $82,810 (33% of base salary) is based on actual performance at maximum for the earned dividend rate and expense management team-based goals, performance at target for the community development initiative team-based goal, and performance at threshold for one individual goal and maximum for another individual goal.

Mr. Howie’s individual goals were: (1) enhancing member collateral capacity which was accomplished at threshold; and (2) average advances volume which was accomplished at maximum.

Long-Term Incentive Compensation:

The CEO and all other Executives shared two long-term/strategic goals as stated below which included performance measures at threshold, target and maximum. Performance for these goals was measured over a pro-rated two-year performance period as outlined in the CD&A.

Customer-Centric, Community Development, and Maximizing Member Value Focus (80% of award opportunity) — The payout at target was based on accomplishing three out of four specific performance measures which included promoting community investment initiatives, maintaining a stable ratings outlook, and achieving a normalized paid dividend level.

Enhance Infrastructure (20% of award opportunity) — The payout at target was based on deploying a project management office and governance process.

Payouts under the long-term incentive were approved as follows:

John Price:  $275,000 total (50% of base salary)
William Batz: $171,489 total (40% of base salary)
Kristina Williams: $109,200 total (40% of base salary)
Paul Dimmick: $108,160 total (40% of base salary)
Craig Howie: $101,920 total (40% of base salary)

As noted in the CD&A, 80% of each of the actual award amounts noted above was paid in 2008 as set forth below. The remaining 20%, plus interest at a rate of 4.6%, will be paid out to each executive by March 15, 2009 if he/she remains employed by the Bank at December 31, 2008.

		20% Retention
Name and Principal Position	80% Payout	Amount

John R. Price	$220,000	$55,000
Chief Executive Officer
William G. Batz	$137,191	$34,298
Chief Operating Officer
Kristina K. Williams	$87,360	$21,840
Chief Financial Officer
Paul H. Dimmick	$86,528	$21,632
Managing Director, Capital Markets
Craig C. Howie	$81,536	$20,384
Group Director, Member Market Access

Change in Pension Value:

The qualified defined benefit plan, as described in the CD&A, provides a normal retirement benefit of 2% of a participant’s highest three-year average salary, multiplied by the participant’s years of benefit service. Earnings are defined as base salary, subject to an annual IRS limit of $225,000 on earnings for 2007. Annual benefits provided under the qualified plan also are subject to IRS limits, which vary by age and benefit payment type. The participant’s accrued benefits are calculated as of December 31, 2006 and December 31, 2007. The present value is calculated using the accrued benefit at each date valued multiplied by a present value factor based on an assumed age 65 retirement date, 50% of benefit valued at 5.0% interest and 50% of benefit valued at 7.75% interest, and the 1994

GAM mortality table projected 5 years. The difference between the present value of the December 31, 2007 accrued benefit and the present value of the December 31, 2006 accrued benefit is the “change in pension value” for the qualified plan.

The nonqualified defined benefit plan, as described in the CD&A, provides benefits under the same terms and conditions as the qualified plan, except that earnings are defined as base salary plus short-term incentive. However, the nonqualified plan does not limit annual earnings or benefits. Benefits provided under the qualified plan are an offset to the benefits provided under the nonqualified plan. The participants’ benefits are calculated as of December 31, 2006 and December 31, 2007. The present value is calculated using the accrued benefit at each date valued multiplied by a present value factor based on an assumed age 65 retirement date, 5.75% and 6.25% interest, respectively, and the 1994 GAM mortality table projected 5 years. The difference between the present value of the December 31, 2007 accrued benefit and the present value of the December 31, 2006 accrued benefit is the “change in pension value” for the nonqualified plan.

The total “Change in Pension Value” included in the Summary Compensation Table is the sum of the change in the qualified plan and the change in the nonqualified plan.

Grants of Plan-Based Awards

The following table shows the potential value of non-equity incentive plan awards granted to the named officers in 2007:

	Estimated Future Payouts Under
	Non-Equity Incentive Plan Awards
Name and Principal Position	Threshold	Target	Maximum

John R. Price Chief Executive Officer	$178,750	$302,500	$550,000
William G. Batz Chief Operating Officer	$123,258	$171,489	$332,260
Kristina K. Williams Chief Financial Officer	$83,197	$115,752	$224,270
Paul H. Dimmick Managing Director, Capital Markets	$77,740	$108,160	$209,560
Craig C. Howie Group Director, Member Market Access	$73,255	$101,920	$197,470

All are as described in the Variable Incentive Compensation Plan (VIP) section of the CD&A. Note that payment of 80% of each actual award amount will be made in 2009 and 20% of each actual award will accrue interest and be paid in 2012 as described in the VIP Plan document filed as Exhibit 10.20 to this Annual Report on Form 10-K and incorporated herein by reference.

Variable Incentive Plan

Variable incentive compensation for January 1, 2008, through December 31, 2008, and payouts are based on a percentage of the executive’s base salary as of December 31, 2008. Estimated future payouts were calculated based on executives’ salary on January 1, 2008, which reflects any annual merit increase above 2007 base salary as reported in the Summary Compensation Table.

Mr. Price’s variable incentive payout is 32.5% at threshold, 55% at target, and 100% at maximum. All of the other Executives have a variable incentive payout of 28.75% at threshold, 40% at target, and 77.5% at maximum.

The CEO and all other Executives share three goals related to the Bank’s earned dividend rate, customer-centric objectives, and community and economic development initiatives with performance measures at threshold, target and maximum as outlined below:

Earned Dividend Rate — The specific performance measure at maximum is to achieve an earned dividend rate that provides an attractive spread to 3-month LIBOR which at maximum will be based on exceeding the best case scenario identified through sensitivity analysis prepared in developing the Bank’s Operating Plan. In determining payouts above threshold, consideration will be given to the Bank’s performance in comparison to the other FHLBanks.

Customer Focus — The specific performance measure at maximum is to complete six objectives, including #6, from the following:

1. Meet set full-year average balance of core advances.

2. Meet set target percentage of members initiating an advance.

3. Introduce two (2) new loans to members products or significant loans to members portfolio enhancements that are each implemented within a time frame of four (4) weeks or less.

4. Implement new Capital Plan Amendment within 90 days after FHFB approval.

5. Grow Maximum Borrowing Capacity (MBC) through collateral expansion initiatives.

6. Submit a proposal to the Finance Board for an MPF “risk transfer” mechanism.

7. Recruit ten (10) new members, of which three (3) are insurance companies.

8. Recruit twenty (20) new Participating Financial Institutions (PFIs).

Community and Economic Development Focus — The specific performance measure at maximum is to complete three objectives from the following:

1. Implement or participate in an initiative that addresses the foreclosure issue in the Bank’s district.

2. Increase number of community banks that have enrolled in or applied for community investment products or initiatives during 2006-2008 Strategic Planning Cycle.

3. Complete a new public finance negotiated transaction.

4. Research and present opportunities to the Board in: (i) community, economic development finance, and/or (ii) infrastructure finance that can be developed and implemented as a “for profit” product in 2009.

In addition to the three shared goals, the CEO and each other Executive also have one individual/department goal as noted below, which include performance measures at threshold, target and maximum.

Mr. Price:

The specific performance measure at maximum includes the FHLBanks’ President’s Council and/or Council of FHLBanks adopting a plan that would provide for more effective administration of Bank System issues and better information sharing between the FHLBanks.

Mr. Batz, Ms. Williams and Mr. Dimmick:

The specific performance measure at maximum includes the adoption of board-level Market Value of Equity (MVE) and long-term earnings at risk metrics, and presentation of an implementation plan for Board approval which includes recommended changes to funding and hedging strategies.

Mr. Howie:

The specific performance measure at maximum includes implementing a collateral policy change, implementing a mortgage loan level listing program, and implementing a complete upgrade of the maximum borrowing capacity calculation process.

Pension Benefits

Name and		Number of Years	Present Value of	Payments During
Principal Position	Plan Name	Credit Service	Accumulated Benefits	Last Fiscal Year

John R. Price	Pentegra Defined Benefit Plan	1.41	$68,000	—
Chief Executive Officer	SERP	2.00	210,000	—
William G. Batz	Pentegra Defined Benefit Plan	18.58	$637,000	—
Chief Operating Officer	SERP	19.08	972,000	—
Kristina K. Williams	Pentegra Defined Benefit Plan	2.50	$19,000	—
Chief Financial Officer	SERP	3.00	34,000	—
Paul H. Dimmick Managing Director,	Pentegra Defined Benefit Plan SERP	3.83 4.33	$120,000 96,000	—
Capital Markets				—
Craig C. Howie	Pentegra Defined Benefit Plan	16.50	$193,000	—
Group Director, Member	SERP	17.08	102,000	—
Market Access

The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are filed as Exhibits 10.11 and 10.14 to this Annual Report on Form 10-K and are incorporated herein by reference.

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

Compensation used in calculating the benefit for the Pentegra Defined Benefit Plan includes base salary only. Compensation used in calculating the benefit for the SERP includes base salary plus short-term incentive. Benefits under the SERP vest after completion of 5 years of employment (the vesting requirement under the qualified plan) subject to forfeiture for cause provisions of the SERP.

Normal Retirement:  Upon termination of employment at or after age 65 where an executive has met the vesting requirement of completing 5 years of employment, the executive is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 2% of his/her highest three-year average salary multiplied by his/her years’ of benefit service. Under the SERP normal retirement benefit, the executive also would receive 2% of his/her highest three-year average short-term incentive payment for such same three-year period multiplied by his/her years’ of benefit service.

Early Retirement:  Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. At December 31, 2007, Mr. Batz and Mr. Howie were eligible for early retirement benefits.

Nonqualified Deferred Compensation

			Aggregate
	Executive	Registrant	Earnings	Aggregate	Aggregate Balance
Name and	Contributions in	Contributions in	in	Withdrawals/	at December 31,
Principal Position	2007	2007	2007	Distributions	2007

John R. Price	$404,501	$48,000	$36,149	—	$707,455
Chief Executive Officer
William G. Batz	$33,616	$25,442	$162,356	—	$1,647,684
Chief Operating Officer
Kristina K. Williams	$123,922	$21,200	$14,873	—	$372,185
Chief Financial Officer
Paul H. Dimmick	$7,004	$11,244	$5,480	—	$96,652
Managing Director, Capital Markets
Craig C. Howie	$4,249	$5,737	$27,333	—	$302,299
Group Director, Member Market Access

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.16 to this Annual Report on Form 10-K and incorporated herein by reference.

Amounts shown as “Executive Contributions in 2007” were deferred and reported as “Salary” in the Summary Compensation Table. Amounts shown as “Registrant Contributions in 2007” are reported as “All Other Compensation” in the Summary Compensation Table.

The CEO and other Executives may defer up to 80% of their total cash compensation (base salary, short-term and long-term incentive), less their contributions to the qualified thrift plan. All benefits are fully vested at all times subject to the forfeiture for cause provisions of the Supplemental Thrift Plan.

The investment options available under the nonqualified deferred compensation plan are the same as those available under the qualified defined contribution plan, which include stock funds, bond funds, money market funds and target retirement funds.

Beginning November 1, 2007, the nonqualified deferred compensation plan administration was transferred from Pentegra Retirement Services to The Principal Financial Group. The investment options available under the nonqualified deferred compensation plan are closely matched to those available under the qualified defined contribution plan. Investment options include stock funds, bond funds, money market funds and target retirement funds.

Post-Termination Compensation

All other Executives would have received the benefits below in accordance with the Bank’s severance policy if their employment had been severed without cause during 2007.

Post-Termination Compensation — Severance (Excluding Change-In-Control)

Name and	Base Salary		Medical Insurance		Executive Outplacement
Principal Position	Length	Amount	Length	Amount	Length	Amount	Total

John R. Price	52 weeks	$550,000	52 weeks	$8,210	12 months	$20,000	$578,210
Chief Executive Officer
William G. Batz	52 weeks	$428,722	52 weeks	$8,210	12 months	$20,000	$533,932
Chief Operating Officer
Kristina K. Williams	26 weeks	$136,500	26 weeks	$4,105	12 months	$20,000	$160,605
Chief Financial Officer
Paul H. Dimmick	26 weeks	$135,200	26 weeks	$4,105	12 months	$20,000	$159,305
Managing Director, Capital Markets
Craig C. Howie	52 weeks	$254,800	52 weeks	$8,210	12 months	$20,000	$283,010
Group Director, Member Market Access

At its meeting on June 26, 2007, the Board approved CIC agreements for the Bank’s executive officers. Under the CIC Agreements, in the event of employment termination other than for cause (including constructive discharge) following a change in control event, in place of the severance benefits above, the CEO and all other executives would instead receive the following:

Post-Termination Compensation — Change-In-Control

					Severance/
					Defined	Severance/
					Benefit	Defined
					Credited	Contribution
Name and	Base	VIP	Medical	Outplacement	Service	Match
Principal Position	Salary(1)	Award(2)	Insurance(3)	Services(4)*	Amount(5)**	Amount(6)**	Total

John R. Price	$1,100,000	$605,000	$12,316	$20,000	$290,741	$89,100	$2,117,157
Chief Executive Officer
William G. Batz	$857,444	$342,978	$12,316	$20,000	NA	NA	$1,232,738
Chief Operating Officer
Kristina K. Williams	$546,000	$218,400	$12,316	$20,000	NA	NA	$796,716
Chief Financial Officer
Paul H. Dimmick	$540,800	$216,320	$12,316	$20,000	NA	NA	$789,436
Managing Director, Capital Markets
Craig C. Howie	$509,600	$203,840	$12,316	$20,000	NA	NA	$745,756
Group Director, Member Market Access

*	Estimated cost

**	Includes both qualified and nonqualified plans.

Notes:

(1)	CIC agreements stipulate two years of base salary for eligible participants.

(2)	CIC agreements stipulate two years of VIP award payout amount for eligible participants.

(3)	CIC agreements stipulate 18 months of medical insurance coverage for eligible participants.

(4)	CIC agreements stipulate 12 months of outplacement services for eligible participants.

(5)	CIC agreement for CEO stipulates additional severance in an amount equivalent to the increase in the amount of the benefits that would be paid under the defined benefit plans with two years of additional defined benefit credit service.

(6)	CIC agreement for CEO stipulates additional severance in an amount equivalent to two years of defined contribution match.

Director Compensation

The Bank’s directors were compensated in accordance with the 2007 Directors’ Fee Policy. Total annual fees paid cannot exceed the annual compensation limits set forth in the Federal Home Loan Bank Act as adjusted by the Federal Housing Finance Board annually to reflect changes in the preceding year’s Consumer Price Index (CPI). The 2007 limits on annual compensation were: $29,944 for the Chair; $23,955 for the Vice Chair; and $17,967 for all other directors. No retainer fees are paid. Fees paid for Board meeting attendance are as follows: (a) Chair $1,500 per meeting; (b) Vice Chair $1,250 per meeting; and (c) All other directors, $1,000 per meeting. Board meeting fees are paid per meeting day. Additional fees paid for Board Committee meeting attendance: $1,000 per Committee meeting day to each director attending. The amount of the fee paid does not vary among the directors in attendance. No Committee meeting fees are paid if a Board meeting fee is paid for the same day. Committee meeting fees are paid per meeting day not per Committee meeting. An additional per meeting day attendance fee of $1,000 is also paid for: (a) special Committee meetings, task force or ad hoc Committee meetings; (b) FHLBank System meetings; (c) Advisory Council meetings; and (d) otherwise serving the Bank on official business. The amount of the fee paid does not vary among directors and such meeting fees are paid on a per meeting day basis.

	Fees Earned or		All Other	Total
Name	Paid in Cash		Compensation	Compensation

Marvin N. Schoenhals (Chair)	$25,500		$15	$25,515
Dennis S. Marlo (Vice Chair)	23,955		15	23,970
Basil R. Battaglia	17,967		15	17,982
Patrick A. Bond	11,000		15	11,015
Rev. Luis A. Cortés Jr.	17,967	*	15	17,982
David W. Curtis	17,967	*	15	17,982
David R. Gibson	17,967		15	17,982
Brian A. Hudson	9,000		15	9,015
H. Charles Maddy, III	17,967		15	17,982
Frederick A. Marcell Jr.	17,967		15	17,982
Edward J. Molnar	17,967		15	17,982
Sarah E. Peck	17,967	*	15	17,982
Paul E. Reichart	17,967		15	17,982
Gerard M. Thomchick	17,967	*	15	17,982
Cecil H. Underwood	15,000		15	15,015
Patrick J. Ward	17,967		15	17,982

*	Fees Earned or Paid in Cash are the aggregate of: (1) the fees paid by the Bank to each of these individuals during the portion of the year in which they served as Advisory Board Consultants to the Board; and (2) the fees paid during the portion of 2007 in which each served as a director of the Bank.

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

“All Other Compensation” for each includes $15 per director annual premium for director travel and accident insurance.

The Bank also reimburses directors for travel and related expenses associated with meeting attendance in accordance with its Travel & Expense Policy. Total expenses paid under that policy in 2007 were $134,495.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member Institutions Holding 5% or More of Outstanding Capital Stock
as of February 29, 2008

	Capital	Percent of Total
Name	Stock	Capital Stock

Sovereign Bank, Reading, PA	$1,066,345,700	24.8
ING Bank, FSB, Wilmington, DE	622,821,000	14.5
GMAC Bank, Midvale, UT(a)	515,452,100	12.0
PNC Bank, N.A., Pittsburgh, PA	382,671,200	8.9
Citicorp Trust Bank, FSB, Newark, DE	288,522,200	6.7

(a)	Formerly known as GMAC Automotive Bank. For Bank membership purposes, principal place of business is Horsham, PA.

Additionally, due to the fact that a majority of the Board of Directors of the Bank is elected from the membership of the Bank, these elected directors are officers and/or directors of member institutions that own the Bank’s capital stock. These institutions are provided in the following table.

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 29, 2008

	Capital	Percent of Total
Name	Stock	Capital Stock

Sovereign Bank, Reading, PA	$1,066,345,700	24.8
Summit Community Bank, Charleston, WV	17,100,200	0.4
Wilmington Trust Company, Wilmington, DE	16,341,800	0.4
Harleysville Savings Bank, Harleysville, PA	13,517,400	0.3
Columbia County Farmers National Bank, Bloomsburg, PA	997,500	*
Penn Liberty Bank, Wayne, PA	680,800	*
First Resource Bank, Exton, PA	537,100	*

*	Less than 0.1%.

Note:	In accordance with Section 10(c) of the Act and the terms of the Bank’s security agreement with each member, the capital stock held by each member is pledged to the Bank as additional collateral to secure that member’s loans from and other indebtedness to the Bank.

Item 13:	Certain Relationships and Related Transactions and Director Independence

Corporate Governance Guidelines

The Bank has adopted corporate governance guidelines titled “Governance Principles” which are available at www.fhlb-pgh.com by first clicking “Investor Relations” and then “Governance.” The Governance Principles are also available in print to any member upon written request to the Bank, 601 Grant Street, Pittsburgh, PA 15219, Attention: General Counsel. These principles were adopted by the Board of Directors to best ensure that the Board of Directors is independent from management, that the Board of Directors adequately performs its function as the overseer of management and to help ensure that the interests of the Board of Directors and management align with the interests of the Bank’s members.

On an annual basis, each director and executive officer is obligated to complete a director and officer questionnaire which requires disclosure of any transactions with the Bank in which the director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. All directors must adhere to the Bank’s Code of Conduct which addresses conflicts of interest. Under the Code of Conduct, only the Board can grant a waiver of the Code’s requirements in regard to a director or executive officer.

Bank’s Cooperative Structure

All members are required by law to purchase capital stock in the Bank. The capital stock of the Bank can be purchased only by members. As a cooperative, the Bank’s products and services are provided almost exclusively to its members. In the ordinary course of business, transactions between the Bank and its members are carried out on terms that are established by the Bank, including pricing and collateralization terms that treat all similarly situated members on a nondiscriminatory basis. Loans included in such transactions did not involve more than the normal risk of collectibility or present other unfavorable terms. Currently, seven of the Bank’s thirteen directors are officers or directors of members. In recognition of the Bank’s status as a cooperative, in correspondence from the Office of Chief Counsel of the Division of Corporate Finance of the SEC, dated September 28, 2005, transactions in the ordinary course of the Bank’s business with member institutions are excluded from SEC Related Person Transaction disclosure requirements. No individual director or executive officer of the Bank or any of their immediate family members has been indebted to the Bank at any time.

Related Person Transaction Policy

In addition to the Bank’s Code of Conduct which continues to govern potential director and executive officer conflicts of interest, effective January 31, 2007, the Bank adopted a Related Person Transaction Policy, which is in writing. (The Policy is subject to annual review and approval and was approved again by the Board in January 2008 without change.) In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $60,000 and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: 1) serves only as a director of such company; 2) is only an employee (and not an executive officer) of such company; or 3) is the beneficial owner of less than 10 percent of such company’s shares.

Related Person Transactions

In accordance with the Bank’s Related Person Transaction Policy, on February 16, 2007, the Governance Committee of the Board of Directors approved Wilmington Trust Company as an authorized counterparty for Federal funds transactions with the Bank. The Governance Committee also approved Wimington Trust as a counterparty for receiving Bank deposits on June 6, 2007. Mr. Gibson, a director of the Bank and an executive officer of Wilmington Trust Company is not a member of the Governance Committee and did not participate in the Committee’s consideration or approval. As of February 29, 2008, the Bank has not executed any Federal funds or deposit transactions with Wilmington Trust Company.

Beginning in 1997, the Bank began purchasing bonds issued by Pennsylvania Housing Finance Agency (PHFA). On May 14, 2007, Brian Hudson, Executive Director and Chief Executive Officer of PHFA, was appointed as a director of the Bank by the Finance Board. On June 25, 2007, in accordance with the Related Person Transaction Policy, the Governance Committee approved the Bank’s continued purchases of PHFA bonds. In 2007, the Bank purchased $22.5 million of PHFA bonds. As of February 29, 2008, the total outstanding principal amount of PHFA bonds held by the Bank was $241.3 million. The greatest outstanding principal amount of PHFA bonds held by the Bank in 2007 was $334.3 million. In 2007, the Bank received $16.3 million in interest payments on outstanding PHFA bonds and $91.9 million in principal payments due to bond calls and redemptions.

PHFA, as the state housing finance agency for Pennsylvania, provides funding for housing for very-low- and low-income households. As a result, many of the projects that PHFA provides funding to are projects that also apply for and receive funding from the Bank’s AHP program. Consequently, on June 25, 2007, the Governance Committee also approved the Bank continuing to enter into AHP grant transactions in which PHFA participates. In 2007, the Bank approved $6.7 million in AHP grants for 22 projects in which PHFA served as a sponsor or otherwise participated. The $6.7 million in AHP grants was approved in accordance with the competitive AHP scoring regulations of the Finance Board, including the requirement that any FHLBank director who is associated with, or whose institution is associated with, an AHP grant under consideration for approval, recuse themselves from the consideration of the grant by the Bank’s Board. See 12 C.F.R. 951.10. The Bank followed this process in regard to its Board’s consideration and approval of the $6.7 million in AHP grants at its meetings on June 26 and December 18, 2007. Mr. Hudson did not participate in the consideration or approval of the $6.7 million in grant requests presented to the Board.

Since December 2000, as permitted under the Finance Board’s AHP Regulations at 12 C.F.R. 951.7, PHFA has been a party to an AHP project monitoring agreement with the Bank under which PHFA agrees to monitor the AHP compliance requirements for the Bank with respect to projects in which PHFA also monitors federal tax credit compliance. The Bank pays PHFA a fee of $225 for each AHP project monitored by PHFA during the year. In 2007, the Bank paid PHFA a total of $225 for monitoring one project. The amount of fees paid by the Bank fluctuates each year and is dependent on the number of projects the Bank identifies each year that need to be monitored for compliance with AHP requirements.

As a state housing finance agency, PHFA is eligible to apply to the Bank and be approved as a non-member housing associate borrower from the Bank in accordance with Finance Board Regulations. See 12 C.F.R. 926.5. The Bank approved PHFA as a housing associate borrower on December 19, 2007. With the approval of PHFA as a housing associate, the Bank has three housing associate borrowers. The terms of any Bank loans to such housing associates are ordinary course of business transactions governed by the Bank’s Member Products Policy and applied to all housing associates. Under the terms of the Bank’s Related Person Transaction Policy, provided that the loans to any related person are in accordance with the terms of the Bank’s Member Products Policy, then, such transactions are within the ordinary course of business of the Bank and not subject to Governance Committee approval. As of February 29, 2008, there were no outstanding loans from the Bank to PHFA.

In 2001, in furtherance of its mission to provide funding for economic development in the Bank’s district, the Bank entered into an agreement to make up to a $500,000 capital contribution to Mountaineer Capital, LP (Mountaineer Capital). Mountaineer Capital is a Small Business Investment Company (SBIC) which provides financing for small businesses in West Virginia. On May 14, 2007, Patrick Bond, General Partner for Mountaineer Capital, was appointed to serve as a director of the Bank. On January 23, 2007, the Bank made a capital contribution of $50,000 to Mountaineer Capital. At year-end 2007, the total amount of Bank capital contributions was $375,000. On February 12, 2008, the Governance Committee approved a $50,000 capital contribution request made in January 2008 and granted approval for additional capital contributions to Mountaineer Capital in accordance with the terms of the Bank’s agreement, up to a total amount of $500,000.

On November 27, 2007, in accordance with the Related Person Transaction Policy, the Governance Committee approved exceptions to the Bank’s daylight overdraft policy statement on loan repayments, which is part of the Bank’s Member Products Policy. The Committee approved the Bank not charging to ING Bank and Citizen’s Bank (each then a 5% Bank stockholder and therefore a Related Person), respectively, the applicable intraday fee that would have been due from each of these members as a result of their wiring loan repayment funds to the Bank after the applicable deadline. The Governance Committee determined to make the exception because the Bank did not incur a fee or other payment obligation resulting from the members’ failure to meet the deadline. In addition, the Governance Committee deemed pre-approved similar transactions with any Related Person in the future where the Bank does not incur a charge as a result of the member’s failure to comply with the daylight overdraft policy requirements.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10, directors are classified as either being an Elected Director or an Appointed Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Board has the authority to determine how many seats exist on the Board. As of February 29, 2008, the Board was comprised of thirteen directors: seven Elected Directors and six Appointed Directors, with two vacant Elected Directorships.

The Bank’s directors are prohibited from personally owning stock in the Bank. In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards. First, Finance Board Regulations establish independence criteria for directors who serve on the Bank’s Audit Committee. Second, the SEC rules require, for disclosure purposes, that the Bank’s Board apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

Finance Board Regulations.

The Finance Board director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of February 29, 2008, all current members of the Audit Committee were independent under the Finance Board criteria and the Board determined that directors who served on the Committee in 2007 but are not currently serving were independent under the Finance Board Regulations as well.

SEC Rules.

Pursuant to the SEC rules applicable to the Bank for disclosure purposes, the Bank’s Board has adopted the independence standards of the New York Stock Exchange (the NYSE) to determine which of its directors are independent, which members of its Audit Committee are not independent and whether the Bank’s Audit Committee financial expert is independent. As the Bank is not a listed company, the NYSE director independence standards are not substantive standards that are applied to determine whether individuals can serve as members of the Bank’s Board or the Audit Committee.

After applying the NYSE independence standards, the Board determined that for purposes of the SEC rules, as of February 12, 2008, with respect to the Bank’s current directors, only three of the Bank’s Appointed Directors, Directors Cortés, D’Alessio and Darr are independent. In determining that Director Cortés was independent, the Board considered that Nueva Esperanza, the non-profit organization which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including when Director Cortés was not a Bank Director. None of these transactions occurred in 2007 that required consideration under the Bank’s Related Person Transaction Policy. With respect to Director Darr, the Board considered that Manna Inc., a non-

profit organization on which Mr. Darr serves as a director, was approved for an AHP grant by the Bank in 2007, prior to Mr. Darr becoming a member of the Board of Directors.

With respect to the Bank’s remaining current Appointed Directors, the Board determined that in view of the historic and ongoing relationship and transactions described above, with respect to PHFA and Mountaineer Capital, Directors Hudson and Bond also are not independent. Additionally, the Board determined that it was unable to affirmatively determine that Director Peck is independent and, therefore, determined that she is not independent.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its Elected Directors, and concluded that none of the Bank’s current Elected Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Elected Directors. Specifically, the Board considered the fact that each of the Bank’s Elected Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Elected Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards.

For directors who served on the Board in 2007 but no longer serve on the Board, the Board determined on February 12, 2008, that all of those Elected Directors, Directors Schoenhals, Curtis, Marcell and Thomchick were not independent. The Board determined that Appointed Directors Battaglia and Underwood were independent.

The Board has a standing Audit Committee. The Board determined that none of the current Elected Directors serving as members of the Bank’s Audit Committee, Directors Gibson, Marshall and Ward are independent under the NYSE standards for Audit Committee members and that Appointed Director Hudson is also not independent. The Board of Directors determined that Directors D’Alessio and Darr, Appointed Directors who serve on the Audit Committee, are independent under the NYSE independence standards for audit committee members. The Board determined that none of the Elected Directors who served on the Committee through December 31, 2007 were independent under the NYSE standards and that Appointed Director Battaglia was independent under the NYSE standards.

Item 14:	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2007 and 2006 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Year Ended
	December 31,
(in thousands)	2007	2006

Audit fees	$634	$631
Audit-related fees	2	50
Tax fees	—	—
All other fees	17	3

Total fees	$653	$684

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements and reviews of interim financial statements for the years ended December 31, 2007 and 2006.

Audit-related fees consist of fees billed in the years ended December 31, 2007 and 2006 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were primarily for accounting consultations and control advisory services.

The Bank is exempt from all federal, state and local income taxation except for real estate property taxes. There were no tax fees paid during the years ended December 31, 2007 and 2006.

Other fees paid during the years ended December 31, 2007 and 2006 represent licensing fees associated with the use of accounting research software and PwC’s attendance at Bank conferences.

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

Statement of Operations for each of the years ended December 31, 2007, 2006 and 2005

Statement of Condition as of December 31, 2007 and 2006

Statement of Cash Flows for each of the years ended December 31, 2007, 2006 and 2005

Statement of Changes in Capital for each of the years ended December 31, 2007, 2006 and 2005

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

(b)	Index of Exhibits

The following is a list of the exhibits filed herewith:

3.1	Certificate of Organization*
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh*
4.1	Bank Capital Plan*
10.1	Severance Policy*#
10.2	Federal Home Loan Bank of Pittsburgh Incentive Compensation Plan*#
10.3	Federal Home Loan Bank of Pittsburgh Long-Term Incentive Compensation Plan*#
10.4	Federal Home Loan Bank of Pittsburgh Supplemental Thrift Plan*#
10.5	Federal Home Loan Bank of Pittsburgh Supplemental Executive Retirement Plan*#
10.6	Directors’ Fee Policy*# (no longer applicable)
10.7	Services Agreement with FHLBank of Chicago*
10.8	Executive Severance Agreement with former CFO Eric Marx*# (no longer applicable)
10.9	Offer Letter for John Price*#
10.10	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement**
10.11	Pentegra Financial Institutions Retirement Fund Summary Plan Description****#
10.12	Short-Term Incentive Plan Effective February 16, 2007ˆ#
10.13	2007 Directors’ Fee Policyˆ#
10.14	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007ˆˆ#
10.15	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007ˆˆ#
10.16	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Further Revised September 26, 2007ˆˆˆ#
10.17	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007 with FHLBank of Chicagoˆˆˆ
10.18	Form of Change in Control Agreement with Executive Officers, including Messrs. Batz, Dimmick and Howie and Ms. Williams#
10.19	Change in Control Agreement with Mr. Price#
10.20	Variable Incentive Compensation Plan Effective January 1, 2008#
12.1	Ratio of Earnings to Fixed Charges
22.1	Election of Directors Report***

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter
99.2	Bank Letter to Members Regarding 2007 Director Elections
99.3	Unaudited Quarterly Statement of Cash Flow-Restatements Effects*****

*	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.

**	Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 1 to our registration statement on Form 10 filed with the SEC on July 19, 2006.

***	Incorporated by reference to our current report on Form 8-K filed with the SEC on December 3, 2007.

****	Incorporated by reference to the correspondingly numbered Exhibit to our Annual Report filed on Form 10-K with the SEC on March 16, 2007.

*****	Incorporated by reference to the correspondingly numbered Exhibit to Amendment No. 1 to our Annual Report filed on Form 10-K with the SEC on May 11, 2007.

ˆ	Incorporated by reference to the correspondingly numbered Exhibit to our Quarterly Report filed on Form 10-Q with the SEC on May 11, 2007.

ˆˆ	Incorporated by reference to the correspondingly numbered Exhibit to our Quarterly Report filed on Form 10-Q with the SEC on August 8, 2007.

ˆˆˆ	Incorporated by reference to the correspondingly numbered Exhibit to our Quarterly Report filed on Form 10-Q with the SEC on November 7, 2007.

#	Denotes a management contract or compensatory plan or arrangement.

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

Community financial institution (CFI):  Bank member that has deposits insured under the FDIC and average total assets of less than $599 million over the past three years and is exempt from the requirement of having at least 10% of total assets in residential mortgage loans.

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

Cost of funds:  Estimated cost of issuing FHLBank System consolidated obligations and discount notes.

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

Federal Home Loan Bank’s Office of Finance (OF):  FHLBank System’s centralized debt issuance facility that also prepares combined financial statements, selects/evaluates underwriters, develops/maintains the infrastructure needed to meet FHLBank System goals, and administers REFCORP and FICO funding programs.

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

Financing Corporation (FICO):  Mixed-ownership, government corporation in charge of servicing debt on bonds that were issued as a result of the savings and loan “bailout”. Mixed-ownership corporations are those with capital stock owned by both the United States and borrowers or other private holders.

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

Internal Credit Rating (ICR):  A scoring system used by the Bank to measure the financial condition of a member or housing associate and is based on quantitative and qualitative factors.

Joint and several liability:  Obligation for which multiple parties are each individually and all collectively liable for payment.

London Interbank Offered Rate (LIBOR):  Offer rate that a Euromarket bank demands to place a deposit at (or equivalently, make a loan to) another Euromarket bank in London. LIBOR is frequently used as the reference rate for the floating-rate coupon in interest rate swaps and option contracts such as caps and floors.

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

Maximum Borrowing Capacity (MBC):  Total possible borrowing limit for an individual member. This is determined based on the type and amount of collateral each member has available to pledge as security for Bank loans to members. It is computed using specific asset balances (market and/or book values) from qualifying collateral categories, which are discounted by applicable collateral weighting percentages. The MBC is equal to the aggregate collateral value net of any pledged assets.

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

Resolution Funding Corporation (REFCORP):  Mixed-ownership, government corporation created by Congress in 1989 to issue “bailout” bonds and raise industry funds to finance activities of the Resolution Trust Corporation, and merge or close insolvent institutions inherited from the disbanded Federal Savings and Loan Insurance Corporation. Mixed-ownership corporations are those with capital stock owned by both the United States and borrowers or other private holders.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)
Date: March 13, 2008

By:	/s/ John R. Price John R. Price
President and Chief Executive Officer

Signature	Capacity	Date

/s/ John R. Price John R. Price	President & Chief Executive Officer	March 13, 2008

/s/ Kristina K. Williams Kristina K. Williams	Chief Financial Officer and principal accounting officer	March 13, 2008

/s/ Dennis S. Marlo Dennis S. Marlo	Chairman of the Board of Directors	March 11, 2008

/s/ H. Charles Maddy, III H. Charles Maddy, III	Vice Chairman of the Board of Directors	March 11 2008

/s/ Patrick A. Bond Patrick A. Bond	Director	March 11, 2008

/s/ Rev. Luis A. Cortés Jr. Luis A. Cortés	Director	March 11, 2008

/s/ Walter D’Alessio Walter D’Alessio	Director	March 11, 2008

/s/ John K. Darr John K. Darr	Director	March 11, 2008

/s/ David R. Gibson David R. Gibson	Director	March 11, 2008

/s/ Brian A. Hudson Brian A. Hudson	Director	March 11, 2008

/s/ Glenn B. Marshall Glenn B. Marshall	Director	March 11, 2008

/s/ Edward J. Molnar Edward J. Molnar	Director	March 11, 2008

/s/ Paul E. Reichart Paul E. Reichart	Director	March 11, 2008

/s/ Patrick J. Ward Patrick J. Ward	Director	March 11, 2008