Form 10-Q
period 2008-03-31
Federal Home Loan Bank of Pittsburgh
filed 2008-05-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                               to

Commission File Number: 000-51395

FEDERAL HOME LOAN BANK OF PITTSBURGH
(Exact name of registrant as specified in its charter)

Federally Chartered Corporation (State or other jurisdiction of incorporation or organization)	25-6001324 (IRS Employer Identification No.)

601 Grant Street Pittsburgh, PA 15219 (Address of principal executive offices)	15219 (Zip Code)

(412) 288-3400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

There were 41,860,678 shares of common stock with a par value of $100 per share outstanding at April 30, 2008.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Overview should be read in conjunction with the Bank’s unaudited financial statements and footnotes to financial statements in this report as well as the Bank’s 2007 Annual Report filed on Form 10-K.

Overview

The Federal Home Loan Bank of Pittsburgh (Bank) is one of twelve Federal Home Loan Banks (FHLBanks). The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs). The Bank was chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s principal strategic position derives from its ability to issue debt in the capital markets at relatively narrow spreads to the U.S. Treasury yield curve.

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

The Bank’s primary mission is to intermediate between the capital markets and the housing market through member financial institutions. The Bank provides credit for housing and community development through two primary programs: (1) it provides members with loans against the security of residential mortgages and other types of high-quality collateral and (2) it purchases residential mortgage loans originated by or through member institutions. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the Office of Finance (OF – the FHLBanks’ fiscal agent) and uses these funds to provide its member financial institutions with a reliable source of credit for these programs. The United States government does not guarantee, either directly or indirectly, the debt securities or other obligations of the Bank or the FHLBank System.

The Bank is supervised and regulated by the Federal Housing Finance Board (Finance Board), which is an independent agency in the executive branch of the United States government. The Bank is also subject to regulation by the Securities and Exchange Commission (SEC).

Loan Products

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

The Bank provides members with two options regarding collateral agreements: a blanket collateral pledge agreement and a specific collateral pledge agreement. These agreements require one of three types of collateral status: undelivered, detail listing or delivered status. All collateral securing loans to members is discounted to protect the Bank from default in adverse conditions. These discounts, also referred to as collateral weighting, vary by collateral type and typically include margins for estimated costs to sell or liquidate and the risk of a decline in the collateral value due to market or credit volatility. As additional security for each member’s indebtedness, the Bank has a statutory lien on the member’s capital stock in the Bank.

At March 31, 2008, approximately 46.2% of the total member collateral available to secure loans made by the Bank was single-family residential mortgage loans, which include a very low amount of manufactured housing loans. High quality securities, including U.S. Treasuries, U.S. agency securities, GSE mortgage-backed securities, and private label mortgage-backed securities (MBS) with a credit rating of at least AA, accounted for approximately 27.9% of the total amount of collateral held by members at March 31, 2008. FHLB deposits and multi-family residential mortgages comprised only 2.3% of the collateral used to secure loans at March 31, 2008. The Bank also may accept other real estate related collateral (ORERC) as qualifying collateral; this accounted for approximately 23.6% of the total amount of eligible collateral held by members as of March 31, 2008.

The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in the members’ quarterly reporting of mortgage data. This amount is deducted from the calculation of the member’s borrowing capacity. Members may request that subprime and nontraditional mortgage loan collateral be added to their eligible collateral pool with the understanding that they will be subject to rigorous on-site review of such collateral and related analysis and practices. Weightings will be determined on a case-by-case basis. Management believes that the Bank has limited exposure to subprime loans in its collateral portfolio due to its business model and conservative policies pertaining to collateral and investments.

At March 31, 2008 and December 31, 2007, the rights to collateral, on a member-by-member basis, held by the Bank had an estimated value that exceeded outstanding loans to members. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

In March 2008, the Board of Directors (Board) of the Bank approved several important changes to the Bank’s Member Products Policy with respect to collateral. These changes became effective May 6, 2008 and focused on three main areas: (1) changes to lending values assigned to different types of collateral (i.e., collateral weightings); (2) delivery of collateral; and (3) member financial reporting requirements.

Reduction of Collateral Weightings.  Due to the current disruptions in the real estate and mortgage markets, the valuation of mortgages is increasingly difficult. Following comprehensive analysis, the Bank determined it was appropriate to lower the collateral weightings assigned to MBS and mortgage loans pledged to the Bank as collateral to secure members’ loans from the Bank. Under the revised policy, the standard lending value assigned to 1-4 family mortgage loans under a blanket pledge agreement with the Bank is 70% of value. The standard lending value assigned to private label MBS is 75% of value. In addition, under the revised policy, going forward the Bank only accepts private label MBS that are rated AAA.

Collateral Delivery and Listing Requirements.  Two new requirements related to delivery and listing of collateral have been added. Under the revised policy, members are required to deliver securities collateral to the Bank or a Bank-approved third-party custodian if the member’s total credit obligations exceed its mortgage loan collateral pledged to the Bank, after collateral weightings are applied. Additionally, any member with total credit obligations in excess of 300% of the Bank’s total capital is required to: (1) deliver collateral to the Bank; (2) place its loans pledged to the Bank as collateral in a Borrower-in-Custody program; or (3) provide a detailed listing of loans pledged to the Bank on a monthly basis, all with respect to the amount of credit obligations exceeding the 300% limit. The Borrower-in-Custody program is available to those members meeting the Bank’s credit risk and other financial condition requirements. The terms and conditions that apply to the loans being held in custody through the program include the following: (1) must be wholly-owned, first lien 1-4 family residential mortgage loans; (2) must be maintained in readily negotiable or assignable form; (3) must be performing in a satisfactory manner, not more than 30 days delinquent, and not subject to adverse classification; and (4) not pledged under a blanket or specific lien to another financial entity or Federal Reserve Bank.

Additional Financial Reporting.  Members with total credit obligations in excess of 100% of the Bank’s capital are required to provide updated monthly financial statements, with content and format prescribed by the Bank, sufficient to enable the Bank to recalculate and update such members’ collateral-based borrowing capacity on an interim basis between normal quarterly processing. Such members are also required to submit an accompanying Qualifying Collateral Report (QCR) on a monthly basis. The QCR presents available qualifying collateral securing Bank credit products by category, used to certify a member’s collateral coverage sufficiency.

In addition to the loans to members portfolio, since 2000 the Bank has also offered the Banking on Business (BOB) loan program to members, which is specifically targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small business, including both the start-up and expansion of these businesses. This program is accounted for as an unsecured loan program.

Investments

The Bank maintains a portfolio of investments for two main purposes: liquidity and additional earnings. For liquidity purposes, the Bank invests in shorter-term securities such as overnight Federal funds to ensure the availability of funds to meet member credit needs. The Bank also invests in other short-term investments, including term Federal funds, interest-bearing certificates of deposit and commercial paper. The Bank also maintains a secondary liquidity portfolio of U.S. agency and other GSE enterprise securities that can be financed in securities repurchase agreement transactions to raise additional funds. The Bank further enhances interest income by maintaining a long-term investment portfolio, including securities issued by GSEs and state and local government agencies and MBS.

See the “Risk Management” discussion in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the investment portfolio and related credit risk.

Mortgage Partnership Finance (MPF) Program

In 1999, the Bank began participating in the Mortgage Partnership Finance (MPF) Program under which the Bank invests in qualifying five- to 30-year conventional conforming and government-insured fixed-rate mortgage loans secured by one-to-four family residential properties.

The Bank offers three products under the MPF Program that are differentiated primarily by their credit risk structures: Original MPF, MPF Plus, and MPF Government. Further details regarding the credit risk structure for each of the products, as well as additional information regarding the MPF Program and the products offered by the Bank is provided in the “Mortgage Partnership Finance Program” section in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2007 Annual Report filed on Form 10-K.

On April 24, 2008, FHLBank of Chicago announced that it would no longer be purchasing loans under the MPF Program. This decision does not impact the Bank because the Bank has not sold any loans to FHLBank of Chicago since January 2007. The Bank remains committed to the MPF Program as an attractive secondary market alternative for community and mid-sized banks, and FHLBank of Chicago has been clear in its commitment to continue their role as service provider for the Bank and other participating FHLBanks. Additional details regarding risks associated with the MPF Program are discussed in Item 1A. Risk Factors in the Bank’s 2007 Annual Report filed on Form 10-K under the risk factor titled “The MPF Program has different risks than those related to the Bank’s traditional loan business; additionally, the Bank invests in MBS, which share similar risks to the MPF portfolio. Both could adversely impact the Bank’s profitability.”

The Bank held approximately $6.1 billion and $6.2 billion in mortgage loans at par under this Program at March 31, 2008 and December 31, 2007, respectively; these balances represented approximately 5.8% and 6.1% of total assets, respectively. Mortgage loans contributed approximately 7.4% and 9.1% of total interest income for the first quarter of 2008 and 2007, respectively.

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

Current Trends in the Financial Markets

The weakening of the U.S. residential mortgage market began to accelerate in mid-2007. Concerns over the impact of residential mortgage lending practices caused the subprime-related and broader credit markets to deteriorate considerably. In particular, the market for mortgage-related securities has had high levels of volatility and uncertainty, reduced demand and lack of liquidity, resulting in significantly wider credit spreads. Given the uncertainty in the mortgage markets, mortgage-related securities, particularly those backed by nontraditional mortgage products, continue to be subject to various rating agency downgrades. Central banks, including the Federal Reserve and the European Central Bank, have sought to prevent a serious and extended economic downturn resulting from these and other market difficulties by taking significant interest rate reduction and liquidity actions.

The factors that caused the broad credit market deterioration in the housing and mortgage markets during the second half of 2007 have continued through the first quarter of 2008 and are expected to persist in the coming months. In the first quarter of 2008, further deterioration in the housing market occurred, as evidenced by higher delinquency and foreclosure rates on subprime and Alt-A mortgages.

The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	1st Quarter	4th Quarter	1st Quarter	1st Quarter	4th Quarter	1st Quarter
	2008	2007	2007	2008	2007	2007
	Average	Average	Average	Ended	Ended	Ended

Target Overnight Federal funds rate	3.23%	4.53%	5.25%	2.25%	4.25%	5.25%
3-month LIBOR	3.29%	5.03%	5.36%	2.69%	4.70%	5.35%
2-yr U.S. Treasury	2.03%	3.49%	4.77%	1.59%	3.05%	4.58%
5-yr. U.S. Treasury	2.75%	3.79%	4.64%	2.44%	3.44%	4.54%
10-yr. U.S. Treasury	3.65%	4.26%	4.68%	3.41%	4.03%	4.65%
15-yr. mortgage current coupon(1)	4.71%	5.31%	5.47%	4.67%	4.95%	5.40%
30-yr. mortgage current coupon(1)	5.37%	5.77%	5.78%	5.27%	5.54%	5.78%

Note:

(1)	Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.

Trends in market interest rates significantly affect the Bank’s earnings and strategic decisions that manage the tradeoffs in the Bank’s market risk/return profile. A large portion of the Bank’s assets have short-term maturities or short-term adjustable-rate repricing terms, or are swapped to create synthetic short-term adjustable-rate repricing terms. Additionally, earnings generated from funding interest-earning assets with interest-free funds (such as capital stock) are a significant portion of the Bank’s net interest income. Interest rate trends also affect demand for loans to members, yields on assets and rates paid on consolidated obligations.

The Bank is also heavily dependent on the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. The Bank continues to have high concentrations of its loans to members portfolio outstanding to its top ten borrowers. Some of the Bank’s members experienced liquidity pressures in their capital market activities in first quarter 2008. However, rapid growth of the loans to members portfolio experienced during the last six months of 2007 has slowed; portfolio balances at March 31, 2008 reflected a growth of only 6.8% from December 31, 2007.

Financial Highlights

The Statement of Operations data for the three months ended March 31, 2008 and 2007 and the Condensed Statement of Condition data as of March 31, 2008 are unaudited and were derived from the financial statements included in this report. The Condensed Statement of Condition data as of December 31, 2007 was derived from the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

Statement of Operations

	Three months ended
	March 31,
(in millions, except per share data)	2008	2007

Net interest income before provision for credit losses	$89.7	$83.7
Provision for credit losses	1.3	1.9
Other income, excluding net gains on derivatives and hedging activities	1.0	1.6
Net gains on derivatives and hedging activities	4.4	5.0
Other expense	15.5	15.2

Income before assessments	78.3	73.2
Assessments	20.8	19.4

Net income	$57.5	$53.8

Earnings per share(1)	$1.40	$1.73

Dividends	$48.0	$49.3
Weighted average dividend rate(2)	5.00%	5.83%
Return on average capital	5.24%	6.47%
Return on average assets	0.22%	0.29%
Net interest margin(3)	0.35%	0.46%

Total capital ratio (at period-end)(4)	4.30%	4.57%
Total average capital to average assets	4.27%	4.52%

Notes:

(1)	Earnings per share calculated based on net income.

(2)	Weighted average dividend rates are calculated as annualized dividends paid in the period divided by the average capital stock balance outstanding during the period on which the dividend is based.

(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.

(4)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at period end.

Condensed Statement of Condition

	March 31,	December 31,
(in millions)	2008	2007(1)

Loans to members	$73,464.4	$68,797.5
Investments – Federal funds sold, interest-bearing deposits and investment securities(2)	24,307.3	24,691.3
Mortgage loans held for portfolio, net	6,126.8	6,219.7
Total assets	104,642.9	100,935.8
Deposits and other borrowings(3)	3,116.0	2,259.6
Consolidated obligations, net(4)	95,546.8	93,298.5
AHP payable	62.9	59.9
REFCORP payable	14.4	16.7
Capital stock – putable	4,206.5	3,994.7
Retained earnings	305.8	296.3
Total capital	4,503.4	4,284.7

Notes:

(1)	Balances reflect the impact of reclassifications due to FIN 39-1.

(2)	None of these securities were purchased under agreements to resell.

(3)	Includes mandatorily redeemable capital stock.

(4)	Aggregate FHLB System-wide consolidated obligations (at par) were $1.2 trillion at both March 31, 2008 and December 31, 2007.

Forward-Looking Information

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the Bank’s capital structure; membership changes; changes in the demand by Bank members for Bank loans to members; an increase in loans to members prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s interim financial statements and notes and Risk Factors included in Part II, Item 1A of this report on Form 10-Q, and the Bank’s 2007 Annual Report filed on Form 10-K.

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report on Form 10-Q as well as the audited financial statements and analysis for the year ended December 31, 2007, included in the Bank’s 2007 Annual Report filed on Form 10-K.

Summary of Financial Results

Net Income and Return on Capital.  The Bank’s net income totaled $57.5 million for the first quarter of 2008, an increase of $3.7 million, or 6.9%, from the first quarter of 2007. The primary driver was an increase in net interest income which, for first quarter 2008, reflected a $6.0 million increase over first quarter 2007. Details of the Statement of Operations are discussed more fully below. The Bank’s return on average capital declined to 5.24% in the first quarter of 2008, down from a return on average capital of 6.47% in the same year-ago period. While both net income and average capital grew in the year over year comparison, the percentage growth in average capital, driven by higher loans to members, was more than four times greater than the percentage growth in net income. This resulted in an overall decline in the ratio.

Dividend Rate.  Management regards quarterly dividend payments as an important vehicle through which a direct investment return is provided to the Bank’s members. The Bank’s weighted average dividend rate declined to 5.00% in the first quarter of 2008 compared to 5.83% in the first quarter of 2007 due to a decrease in the payout ratio of dividends to net income. Retained earnings were $305.8 million as of March 31, 2008, compared to $296.3 million at December 31, 2007. See additional discussion regarding dividends and retained earnings levels in the “Financial Condition” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report on Form 10-Q.

Net Interest Income

The following table summarizes the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three months ended March 31, 2008 and 2007.

Average Balances and Interest Yields/Rates Paid(1)

	Three months ended March 31,
	2008			2007

		Interest	Avg.		Interest	Avg.
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold(2)	$4,163.3	$33.0	3.18	$3,538.5	$46.4	5.31
Interest-bearing deposits	6,172.8	63.0	4.10	3,900.9	51.7	5.37
Investment securities(3)	13,911.9	173.0	5.00	12,818.8	156.8	4.96
Loans to members	71,968.3	722.0	4.04	46,204.1	623.1	5.47
Mortgage loans held for portfolio(4)	6,169.7	79.4	5.18	6,855.2	88.0	5.21

Total interest-earning assets	102,386.0	1,070.4	4.20	73,317.5	966.0	5.34
Allowance for credit losses	(7.9)			(7.3)
Other assets	1,099.4			1,259.9

Total assets	$103,477.5			$74,570.1

Liabilities and capital
Deposits	2,037.4	$15.3	3.03	$1,397.9	$17.6	5.10
Consolidated obligation discount notes	34,023.1	295.3	3.49	16,850.9	217.6	5.24
Consolidated obligation bonds	61,271.0	670.0	4.40	51,996.4	646.7	5.04
Other borrowings	4.0	0.1	7.13	22.3	0.4	6.98

Total interest-bearing liabilities	97,335.5	980.7	4.05	70,267.5	882.3	5.09
Other liabilities	1,724.8			933.3
Total capital	4,417.2			3,369.3

Total liabilities and capital	$103,477.5			$74,570.1

Net interest spread			0.15			0.25
Impact of noninterest-bearing funds			0.20			0.21

Net interest income/net interest margin		$89.7	0.35		$83.7	0.46

Notes:

(1)	Average balances do not reflect the impact of reclassifications due to FIN 39-1.
(2)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(3)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of trading investment securities and available-for-sale investment securities represent fair values. The related yield, however, is calculated based on cost.
(4)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.

As noted above, the Bank experienced increases in both interest-earning assets and interest-bearing liabilities in the first three months of 2008 compared to the same prior year period; however, the overall yields and rates paid in the same comparison decreased 114 basis points and 104 basis points, respectively. The primary reason yields on assets have decreased faster than rates paid on liabilities is because the Bank typically invests its interest-free funds (capital stock) in short-term assets which have experienced significant declines in rates. Also contributing to the decline in asset yields or rates paid on liabilities were the following: (1) a shift in product mix to short-term lower-earning loans to members; (2) rate reductions on certain loans to members products due to revised pricing strategies; (3) significant movements of 3-month LIBOR in first quarter 2008; and (4) higher interest expense related to the funding of the mortgage loan portfolio. The 3-month LIBOR movements impacted asset yields more than rates paid on bonds. A high percentage of loans to members and the related bond funding are swapped to

3-month LIBOR; however, the interest rate reset dates are not necessarily exactly matched. With respect to the higher interest expense, while the yields on the MPF portfolio were relatively flat, the higher interest expense was due in part to accelerated recognition of concession fees and basis adjustments on called debt as well as a higher rate paid associated with replacement debt on maturing bonds funding the portfolio. Net interest income increased $6.0 million, as volume increases more than offset the decline in the interest rates. Additional details and analysis regarding the shift in the mix of these categories is included in the Rate/Volume Analysis section below. The net interest margin decreased 11 basis points to 0.35%.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between first quarter 2008 and first quarter 2007.

	2008 compared to 2007
(in millions)	Volume	Rate	Total

Increase (decrease) in interest income due to:
Federal funds sold	$8.6	$(22.0)	$(13.4)
Interest-bearing deposits	30.7	(19.4)	11.3
Investment securities	14.8	1.4	16.2
Loans to members	355.6	(256.7)	98.9
Mortgage loans held for portfolio	(8.1)	(0.5)	(8.6)

Total	401.6	(297.2)	104.4
Increase (decrease) in interest expense due to:
Deposits	8.2	(10.5)	(2.3)
Consolidated obligation discount notes	225.4	(147.7)	77.7
Consolidated obligation bonds	121.8	(98.5)	23.3
Other borrowings	(0.3)	-	(0.3)

Total	355.1	(256.7)	98.4

Increase (decrease) in net interest income	$46.5	$(40.5)	$6.0

Average interest-earning assets for first quarter 2008 increased $29.1 billion, or 39.6%, from first quarter 2007. During the second half of 2007, the Bank experienced unprecedented growth in the loans to members portfolio, which drove the overall increase in average interest-earning assets. This increase was primarily due to instability in the credit market, which resulted in increased demand from members for additional liquidity. This growth continued into 2008, albeit at a slower rate. Increases in average interest-bearing deposits, Federal funds sold and investment securities were somewhat offset by the continuing decline of the mortgage loan portfolio.

The increases in average Federal funds sold and interest-bearing deposits from first quarter 2007 to first quarter 2008 totaled $624.8 million, or 17.7%, and $2.3 billion, or 58.2%, respectively. Interest income on Federal funds sold decreased $13.4 million, or 28.9%, in the comparison, as the large decline in yield on this portfolio more than offset the moderate growth in balances. The interest-bearing deposits portfolio generated an increase of $11.3 million, or 21.9%, in interest income year over year due to the significant increase in volume, which more than offset the continued decline in portfolio yield. The combination of the balances in these two categories reflects the Bank’s continued strategy in part to maintain a strong liquidity position in short-term investments in order to meet members’ loan demand.

The increase in the first quarter 2008 average investment securities portfolio compared to first quarter 2007 was $1.1 billion, or 8.5%; correspondingly, the interest income on this portfolio increased $16.2 million, or 10.3%, driven primarily by volume as yields remained relatively flat. The investment securities portfolio includes trading, available-for-sale and held-to-maturity securities, the majority of which are held-to-maturity. The first quarter 2008 yield on held-to-maturity MBS, which comprised the majority of the investment securities portfolio, increased approximately 15 basis points over the prior year quarter. Yields on MBS purchases in the second half of 2007 were higher than yields on securities in the existing portfolio, as a result of the ongoing credit market deterioration. Given the size of the MBS portion of the portfolio, the rate increase more than offset yield decreases on the remainder of the investment portfolio categories.

As noted above, the average loans to members portfolio increased significantly from first quarter 2007 to first quarter 2008, growing $25.8 billion, or 55.8%, in the comparison. The corresponding increase in interest income on this portfolio was $98.9 million, with the increase in volume more than offsetting the decline in rates. Short-term rates have continued to decline, as evidenced in the interest rate trend presentation in the “Current Trends in the Financial Markets” discussion. Yields on this portfolio have declined over 100 basis points in the year-over-year comparison. The portfolio mix shifted to shorter term funding and new portfolio pricing strategies were implemented, both of which contributed to the rate impact on the portfolio interest income. Specific mix changes within the portfolio are discussed more fully below under “Loans to Members Portfolio Detail.”

The mortgage loans held for portfolio balances continued to decline in the year-over-year comparison, decreasing $685.5 million, or 10.0%, from first quarter 2007 to first quarter 2008. The related interest income on this portfolio declined $8.6 million. The volume of mortgages purchased from members increased in first quarter 2008 from recent quarters, but was outpaced by acceleration in the run-off of the existing portfolio, resulting in a continued decline in the overall portfolio. The decline in interest income was impacted by both a lower average portfolio balance and a slight decline of three basis points in the overall yield. Community bank fundings, a main focus of the program, increased significantly from $21.1 million to $112.6 million in the year-over-year comparison.

The consolidated obligations portfolio balance has seen an overall increase in the year-over-year comparison as well as a shift in terms of composition between bonds and discount notes. The first quarter 2008 discount notes average balance increased $17.2 billion, or 101.9%, compared to the first quarter 2007 average balance, while the average bonds balance for first quarter 2008 increased $9.3 billion, or 17.8%, compared to the same prior year period. This shift in the portfolio was consistent with the shift experienced in the loans to members portfolio towards shorter-term borrowing by members.

Interest expense on discount notes increased $77.7 million from first quarter 2007 to first quarter 2008. The increase was entirely volume-driven, as rates paid on discount notes decreased 175 basis points in the year-over-year comparison. Interest expense on bonds increased $23.3 million in the same comparison. The increase in volume more than offset a 64 basis point decrease in rates paid on bonds.

Loans to Members Portfolio Detail:

	Average Balances
(in millions)	Three months ended March 31,
Product	2008	2007

RepoPlus	$11,693.6	$4,758.8
Mid-Term RepoPlus	33,969.6	19,746.6
Term Loans	11,474.7	10,398.9
Convertible Select	9,382.3	8,800.7
Hedge Select	160.0	50.0
Returnable	3,736.2	2,515.0

Total par value	70,416.4	46,270.0
Discount on AHP loans to members	(1.3)	(1.5)
Deferred prepayment fees	(0.2)	(0.2)
SFAS 133 hedging adjustment	1,553.4	(64.2)

Total book value	$71,968.3	$46,204.1

As previously mentioned, the Bank has experienced unprecedented growth in loans to members. The largest impacts on the increase in the average loans to members portfolio were in the RepoPlus and Mid-Term RepoPlus products. Current credit and mortgage market conditions have resulted in uncertainty in the MBS and commercial paper markets, reducing some members’ ability to efficiently sell MBS or issue commercial paper.

Increases in first quarter 2008 average balances in both the RepoPlus and Mid-Term RepoPlus products reflected a shift in members’ borrowings from the same year-ago period, including significant overnight funding by several of the Bank’s larger customers, as a result of an increased need for liquidity. The year-over-year comparison also reflected an increase in the

Returnable product, due primarily to the activity of one member. The relatively lower level of longer-term fixed rates and the cost of purchasing prepayment options in this market environment are of value to the member. The increase in the Convertible Select product is reflective of the overall growth in the loans to members portfolio.

As of March 31, 2008, 37.7% of the par value of loans in the portfolio had an original maturity of one year or less. Details of the portfolio components are included in Note 6 to the unaudited financial statements in this report on Form 10-Q.

The ability to grow the loans to members portfolio may be affected by, among other things, the following: (1) the Bank’s liquidity position and how management chooses to fund the Bank; (2) housing market trends; (3) current, as well as future, credit market conditions; (4) the shape of the yield curve; (5) the liquidity demands of several large borrowers; and (6) the composition of the Bank’s membership itself. These factors will always affect the Bank’s ability to grow the loans to members portfolio in the current environment. The Bank accepts various forms of collateral including, but not limited to, investment securities and residential mortgage loans. In light of recent market conditions, the Bank recognizes that there is the potential for an increase in the credit risk of the portfolio. However, the Bank continues to monitor its collateral position and the related policies and procedures, to ensure adequate security interest. The Bank believes it is fully secured as of March 31, 2008. For more information on collateral, see the “Loan Products” discussion in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report on Form 10-Q as well as Item 1. Business in the Bank’s 2007 Annual Report filed on Form 10-K.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the three months ended March 31, 2008 and 2007. Derivative and hedging activities are discussed below in the other income (loss) section.

2008

			Avg.		Avg.
		Interest Inc.	Yield/	Interest Inc. /	Yield/		Incr./
	Average	/ Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Loans to members	$71,968.3	$722.0	4.04	$773.2	4.32	(51.2)	(0.28)
Mortgage loans held for portfolio	6,169.7	79.4	5.18	80.1	5.23	(0.7)	(0.05)
All other interest-earning assets	24,248.0	269.0	4.46	269.0	4.46	-	-

Total interest-earning assets	$102,386.0	$1,070.4	4.20	$1,122.3	4.41	(51.9)	(0.21)

Liabilities and capital
Consolidated obligation bonds	$61,271.0	$670.0	4.40	$706.9	4.64	(36.9)	(0.24)
All other interest-bearing liabilities	36,064.5	310.7	3.46	310.7	3.46	-	-

Total interest-bearing liabilities	$97,335.5	$980.7	4.05	$1,017.6	4.21	(36.9)	(0.16)

Net interest income/net interest spread		$89.7	0.15	$104.7	0.20	(15.0)	(0.05)

2007

			Avg.		Avg.
		Interest Inc.	Yield/	Interest Inc. /	Yield/		Incr./
	Average	/ Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Loans to members	$46,204.1	$623.1	5.47	$567.8	4.98	$55.3	0.49
Mortgage loans held for portfolio	6,855.2	88.0	5.21	88.9	5.26	(0.9)	(0.05)
All other interest-earning assets	20,258.2	254.9	5.10	254.9	5.10	-	-

Total interest-earning assets	$73,317.5	$966.0	5.34	$911.6	5.04	$54.4	0.30

Liabilities and capital
Consolidated obligation bonds	$51,996.4	$646.7	5.04	$610.2	4.76	$36.5	0.28
All other interest-bearing liabilities	18,271.1	235.6	5.22	235.6	5.22	-	-

Total interest-bearing liabilities	$70,267.5	$882.3	5.09	$845.8	4.88	$36.5	0.21

Net interest income/net interest spread		$83.7	0.25	$65.8	0.16	$17.9	0.09

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

The loans to members and consolidated obligation derivative impact variances from period to period are driven by the change in average 3-month LIBOR in a given period and the level and mix of the portfolio being hedged. The mortgage loans held for portfolio derivative impact for the three months ended March 31, 2008 and 2007 was the result of the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF Program. For the three months ended March 31, 2008, the impact of derivatives decreased net interest income $15.0 million and reduced the interest rate spread 5 basis points. For the three months ended March 31, 2007, the impact of derivatives increased net interest income $17.9 million and increased the interest rate spread 9 basis points. This change in impact year over year would be expected, given the decrease in the average 3-month LIBOR rate as noted in the “Current Trends in the Financial Markets” discussion earlier in this section.

Other Income (Loss)

	Three months ended March 31,
(in millions)	2008	2007	% Change

Services fees	$1.0	$1.0	-
Net (loss) on trading securities	(0.3)	-	n/m
Net gains on derivatives and hedging activities	4.4	5.0	(12.0)
Other, net	0.3	0.6	(50.0)

Total other income	$5.4	$6.6	(18.2)

First quarter 2008 results included total other income of $5.4 million, compared to $6.6 million in first quarter 2007. Overall, service fees remained flat in the comparison with lower settlement services fees offset by higher mortgage collateral fee revenue. Net loss on trading securities reflects the decline in value of the Rabbi Trust investment, held to offset the market risk of certain deferred compensation agreements, in the current quarter. Changes in the market value of trading securities are recorded in income. The Bank held no trading securities during first quarter 2007. All other income decreased $0.3 million in the year-over-year comparison. Increases in standby letter of credit fees were more than offset by a decline in the value of split dollar life insurance associated with the Bank’s nonqualified defined benefit plan. The first quarter 2008 net gains on derivatives and hedging activities decreased $0.6 million, or 12.0%, from first quarter 2007 to first quarter 2008. The activity related to net gains on derivatives and hedging activities is discussed in more detail below.

Derivatives and Hedging Activities.  The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness.

(in millions)		Three months ended March 31,
Type of Hedge	Asset/Liability Hedged	2008	2007

Fair value hedge ineffectiveness	Loans to members	$0.3	$2.6
	Consolidated obligations	5.7	2.7

	Total fair value hedge ineffectiveness	6.0	5.3
Economic hedges		(1.9)	(0.5)
Intermediary transactions		-	0.1
Other		0.3	0.1

Net gains on derivatives and hedging activities		$4.4	$5.0

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). For the first quarter of 2008, total ineffectiveness related to these fair value hedges resulted in a gain of $6.0 million compared to a gain of $5.3 million in the first quarter of 2007. During the same period, the overall notional amount increased from $60.7 billion at March 31, 2007 to $70.2 billion at March 31, 2008. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a loss of $1.9 million in first quarter 2008 compared to a loss of $0.5 million in 2007. The overall notional amount of economic hedges decreased from $2.9 billion at March 31, 2007 to $2.2 billion at March 31, 2008.

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

Intermediary Transactions.  Derivatives in which the Bank is an intermediary may arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. Net gains on intermediary activities were not significant for the three months ended March 31, 2008 and 2007.

Other Expense

	Three months ended March 31,
(in millions)	2008	2007	% Change

Operating – salaries and benefits	$9.6	$9.4	2.1
Operating – occupancy	0.8	0.8	-
Operating – other	3.5	3.7	(5.4)
Finance Board	0.8	0.7	14.3
Office of Finance	0.8	0.6	33.3

Total other expenses	$15.5	$15.2	2.0

Other expense totaled $15.5 million in the first quarter of 2008, compared to $15.2 million in the first quarter of 2007, an increase of $0.3 million, or 2.0%. Excluding the operating expenses of the Finance Board and Office of Finance, other expenses were flat year over year. Salaries and benefits expense increased $0.2 million while other operating expenses decreased $0.2 million. First quarter 2008 salaries and benefits expense includes approximately $800 thousand of severance costs; these costs were partially offset by lower incentive compensation expense and lower benefits expense due to a decrease in the market value of the nonqualified thrift obligation.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Board and the OF. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations and totaled $1.6 million and $1.3 million for the first three months of 2008 and 2007, respectively. The Bank has no control over the operating expenses of the Finance Board. The FHLBanks are able to exert a limited degree of control over the operating expenses of the OF due to the fact that two directors of the OF are also FHLBank presidents.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	Three months ended March 31,
(in millions)	2008	2007	% Change

Affordable Housing Program (AHP)	$6.4	$6.0	6.7
REFCORP	14.4	13.4	7.5

Total assessments	$20.8	$19.4	7.2

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through the first quarter of 2008 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final payment during the second quarter of 2013. This date assumes that the FHLBanks pay exactly $300 million annually until 2013. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

Application of the REFCORP percentage rate as applied to earnings during first quarter 2008 and first quarter 2007 resulted in expenses for the Bank of $14.4 million and $13.4 million, respectively. The year-to-year changes in AHP and REFCORP assessments for the Bank reflect the changes in pre-assessment earnings.

Financial Condition

The following is Management’s Discussion and Analysis of the Bank’s financial condition at March 31, 2008 compared to December 31, 2007. This should be read in conjunction with the Bank’s unaudited interim financial statements and notes in this report and the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

Asset Growth and Composition.  As a result of strong loan demand by members, the Bank’s total assets increased $3.7 billion, or 3.7%, to $104.6 billion at March 31, 2008, up from $100.9 billion at December 31, 2007. Loans to members increased $4.7 billion, which is discussed in further detail below.

Total housing finance-related assets, which include MPF Program loans, loans to members, mortgage-backed securities and other mission-related investments, increased $4.1 billion, or 4.6%, to $92.4 billion at March 31, 2008, up from $88.3 billion at December 31, 2007. Total housing finance-related assets accounted for 88.3% of assets as of March 31, 2008 and 87.5% of assets as of December 31, 2007.

Loans to Members.  At March 31, 2008, total loans to members reflected balances of $73.5 billion to 234 borrowing members, compared to $68.8 billion at year-end 2007 to 232 borrowing members, representing a 6.8% increase in the portfolio balance. A significant concentration of the loans continued to be generated from the Bank’s five largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base. Total loans outstanding to the Bank’s five largest members were $48.7 billion and $49.0 billion at March 31, 2008 and December 31, 2007, respectively.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the three months ended March 31, 2008 and the year ended December 31, 2007.

Member Asset Size	2008	2007

Less than $100 million	45	47
Between $100 million and $500 million	128	137
Between $500 million and $1 billion	37	36
Between $1 billion and $5 billion	28	30
Greater than $5 billion	15	14

Total borrowing members during the year	253	264

Total membership	333	332
Percent of members borrowing during the year	76.0%	79.5%
Total borrowing members at period-end	234	232
Percent of member borrowing at period-end	70.3%	69.9%

As of March 31, 2008, the combined mid-term and short-term products increased $2.1 billion, or 4.7%, to $45.8 billion as of March 31, 2008, compared to $43.7 billion at December 31, 2007. These products represented 64.1% and 64.5% of the Bank’s total loans to members portfolio at March 31, 2008 and December 31, 2007, respectively. The short-term portion of the loans to members portfolio is volatile; as market conditions change rapidly, the short-term nature of these lending products could materially impact the Bank’s outstanding loan balance. See Item 1. Business in the Bank’s 2007 Annual Report filed on Form 10-K for details regarding the Bank’s various loan products.

The Bank’s longer-term loans to members, referred to as Term Loans, increased $1.5 billion, or 13.9%, to $12.7 billion as of March 31, 2008. The Bank maintained approximately the same level of long-term loans to members in proportion to the total portfolio; these balances represented 17.7% and 16.4% of the Bank’s loans to members portfolio at March 31, 2008 and December 31, 2007, respectively. A number of the Bank’s members have a high percentage of long-term mortgage assets on their balance sheets; these members generally fund these assets through these longer-term borrowings with the Bank to mitigate interest rate risk. Meeting the needs of such members has been, and will continue to be, an important part of the Bank’s loans to members business.

As of March 31, 2008, the Bank’s longer-term option embedded loans to members remained relatively flat at $13.0 billion. These products represented 18.2% and 19.1% of the Bank’s loans to members portfolio on March 31, 2008 and December 31, 2007, respectively.

Mortgage Loans Held for Portfolio.  Net mortgage loans held for portfolio decreased 1.5% to $6.1 billion as of March 31, 2008, compared to $6.2 billion at December 31, 2007.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table.

	March 31,	December 31,
(in millions)	2008	2007

Loans to members(1)	$73,464.4	$68,797.5
Mortgage loans held for portfolio, net(2)	6,126.8	6,219.7
Nonaccrual mortgage loans, net(3)	25.9	20.7
Mortgage loans past due 90 days or more and still accruing interest(4)	13.5	14.1
BOB loans, net(5)	12.6	12.8

Notes:

(1)	There are no loans to members balances which are past due or on nonaccrual status
(2)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.
(3)	All nonaccrual mortgage loans are reported net of interest applied to principal.
(4)	Government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.
(5)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

Interest-bearing Deposits and Federal Funds Sold.  At March 31, 2008, these short-term investments totaled $10.6 billion, an increase of $187.5 million, or 1.8%, from the December 31, 2007 balance. These balances have continued to grow over the last two years, reflecting the Bank’s strategy to continue to increase its short-term liquidity position in part to be able to meet members’ loan demand.

Investment Securities.  The $571.5 million, or 4.0%, decrease in investment securities from December 31, 2007 to March 31, 2008, was primarily due to a decline in held-to-maturity investments. These investments include MBS that are collateralized and provide a return that is expected to exceed the return on other types of investments. The decrease in MBS was driven by two main factors: (1) paydowns/maturities of principal and (2) management’s decision not to purchase additional MBS during the quarter, due in part to ongoing market volatility.

Historically, the amount that the Bank can invest in MBS is limited by regulation to 300 percent of regulatory capital. However, on March 24, 2008, the Finance Board passed a resolution that authorized a temporary increase in the amount of MBS the FHLBanks are permitted to purchase. Effective immediately, this resolution increased the MBS investment limit to 600 percent of regulatory capital for two years, subject to Board approval and filing of required documentation with the Finance Board. The Bank will continue to monitor its MBS position and determine the proper portfolio level. At the current time, the Bank does not expect to exceed the original 300 percent limit.

The following tables summarize key investment securities portfolio statistics.

	March 31,	December 31,
(in millions)	2008	2007

Trading securities:
Mutual funds	$7.3	$7.6

Total trading securities	$7.3	$7.6

Available-for-sale securities:
Mortgage-backed securities	$36.3	$42.4

Total available-for-sale securities	$36.3	$42.4

Held-to-maturity securities:
Commercial paper	$-	$83.5
State or local agency obligations	713.9	699.1
U.S. government-sponsored enterprises	915.1	919.2
Mortgage-backed securities	12,042.7	12,535.0

Total held-to-maturity securities	$13,671.7	$14,236.8

Total investment securities	$13,715.3	$14,286.8

As of March 31, 2008, investment securities had the following maturity and yield characteristics.

(dollars in millions)	Book Value	Yield

Trading securities:
Mutual funds	$7.3	n/a

Total trading securities	$7.3	n/a

Available-for-sale securities:
Mortgage-backed securities	$36.3	2.96

Total available-for-sale securities	$36.3	2.96

Held-to-maturity securities:
State or local agency obligations:
Within one year	$231.8	3.65
After one but within five years	127.1	5.88
After five but within ten years	9.8	4.20
After ten years	345.2	4.38

Total state or local agency obligations	713.9	4.42

U.S. government-sponsored enterprises:
Within one year	300.0	4.81
After one but within five years	500.0	4.25
After five years	115.1	4.05

Total U.S. government-sponsored enterprises	915.1	4.41
Mortgage-backed securities	12,042.7	4.84

Total held-to-maturity securities	13,671.7	4.79

Total investment securities	$13,715.3	4.78

As of March 31, 2008, the available-for-sale and held-to-maturity securities portfolios included gross unrealized losses of $6.2 million and $655.4 million, respectively, which are considered temporary. As of December 31, 2007, these portfolios included gross unrealized losses of $1.9 million and $306.7 million, respectively, which were also considered temporary. The increases in gross unrealized losses on these portfolios resulted primarily from the current uncertainty in the mortgage markets.

The basis for determination that the declines in fair value for these portfolios are temporary is explained in detail in Notes 4 and 5 of the interim unaudited financial statements included in this report on Form 10-Q as well as the “Critical Accounting Policies” discussion in this section.

As of March 31, 2008, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total	Total
(in millions)	Book Value	Fair Value

JP Morgan Mortgage Trust	$2,193.5	$2,105.9
Federal Home Loan Mortgage Corporation	1,699.1	1,715.7
Wells Fargo Mortgage Backed Securities Trust	1,306.1	1,244.4
Federal National Mortgage Association	999.3	1,001.3
Structured Adjustable Rate Mortgage Loan Trust	813.7	742.7
Countrywide Alternative Loan Trust	652.4	563.4
Countrywide Home Loans, Inc.	506.5	484.4

Total	$8,170.6	$7,857.8

For additional information on the credit risk of the investment portfolio, see “Risk Management – Credit and Counterparty Risk” in this section.

Deposits.  At March 31, 2008, the Bank held no time deposits. At December 31, 2007, the Bank held $200 thousand of time deposits in denominations of $100 thousand or more.

Commitment and Off-Balance Sheet Items.  At March 31, 2008, the Bank is obligated to fund approximately $42.4 million in additional loans to members, $27.3 million of mortgage loans and $2.6 billion in outstanding standby letters of credit, and to issue $175 million in consolidated obligations. The Bank does not have any off-balance sheet special purpose entities or any other type of off-balance sheet conduits.

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

At March 31, 2008, Bank retained earnings stood at $305.8 million, representing an increase of $9.5 million, or 3.2%, from December 31, 2007. In September 2007, the Board approved a revised retained earnings policy. This revised policy recommends a level of retained earnings and includes components for market, credit, operating and accounting risks. If forecasted retained earnings are sufficiently below this recommended level, the Board must establish an explicit implementation approach and timetable for reaching an adequate level of retained earnings. At March 31, 2008, forecasted retained earnings fell below this level. This shortfall was primarily due to an increase in the required market risk capital component of the calculation, which is the same as the Bank’s market risk-based capital calculation reported below. The increase in market risk-based capital was primarily caused by widening mortgage asset related credit spreads and a decline in the ratio of the Bank’s market value of equity to book value of equity, which fell from 86% at December 31, 2007 to 73% at March 31, 2008. In accordance with the Finance Board’s risk-based capital regulation, the Bank is required to record additional market risk-based capital when the ratio falls below 85%. Consistent with the retained earnings policy, the Board is establishing an approach and timetable for reaching an appropriate level of retained earnings. Further details of the components of required risk based capital are presented in the “Capital Resources” discussion in this section. See Note 10 to the unaudited financial statements in this report filed on Form 10-Q for further discussion of the risk based capital and the Bank’s policy on capital stock requirements.

All dividend payments are subject to the approval of the Board. The amount the Board determines to pay out will be affected by, among other factors, the level of retained earnings recommended under the retained earnings policy mentioned above.

	Three months ended
	March 31,
(in millions)	2008	2007

Balance, beginning of the period	$296.3	$254.8
Net income	57.5	53.8
Dividends	(48.0)	(49.3)

Balance, end of the period	$305.8	$259.3

Payout ratio (dividends/net income)	83.5%	91.6%

The payout ratio declined in the year-over-year comparison as the Bank continued to pay dividends at the rate less than net income. Given current market conditions, the Board and management are taking prudent steps to continue to build retained earnings in this volatile environment.

Capital Resources

The following is management’s discussion and analysis of the Bank’s capital resources as of March 31, 2008, which should be read in conjunction with the unaudited interim financial statements and notes included in this report on Form 10-Q and the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

Risk-Based Capital (RBC)

The Bank is subject to the Finance Board’s Risk-Based Capital (RBC) regulations. This regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operational risk. Each of these components is computed as specified in regulations and directives issued by the Finance Board.

	March 31,	December 31,
(in millions)	2008	2007

Permanent capital:
Capital stock(1)	$4,210.4	$3,998.6
Retained earnings	305.8	296.3

Total permanent capital	$4,516.2	$4,294.9

Risk-based capital requirement:
Credit risk capital	$244.7	$240.8
Market risk capital	784.1	256.7
Operations risk capital	308.6	149.3

Total risk-based capital	$1,337.4	$646.8

Note:

(1)  Capital stock includes mandatorily redeemable capital stock

As presented above, total risk-based capital at March 31, 2008 increased $690.6 million from year-end, due primarily to an increase in market risk capital. Operations risk capital, which by regulation is set equal to 30% of the sum of market risk and credit risk capital, also increased. See “Financial Condition – Retained Earnings” in this section for explanations of the market risk capital increase.

The Bank held excess permanent capital over RBC requirements of $3.2 billion and $3.6 billion at March 31, 2008 and December 31, 2007, respectively.

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

	March 31,	December 31,
(dollars in millions)	2008	2007

Capital Ratio
Minimum capital (4.0% of total assets)	$4,185.7	$4,037.4
Actual capital (permanent capital plus loan loss reserves)	4,525.4	4,302.8
Total assets	104,642.9	100,935.8
Capital ratio (actual capital as a percent of total assets)	4.3%	4.3%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$5,232.1	$5,046.8
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	6,783.5	6,450.2
Leverage ratio (leverage capital as a percent of total assets)	6.5%	6.4%

Under the Bank’s capital plan, overall capital stock levels are tied to both the level of member borrowings and unused borrowing capacity. Therefore, the Bank’s capital ratios often fluctuate in response to changes in member borrowing activity and unused capacity. Both the capital ratio and leverage ratio calculations are based on capital balances, weighted in the case of the leverage ratio, and total assets. Total assets have increased from year-end 2007, driven by an increase in loans to members of 6.8%. Capital stock also increased due to the increase in loans to members; however, that growth was not a one-for-one match with the related asset growth. Because the rate of asset growth was less than the rate of growth of capital, the capital ratio remained flat while the leverage ratio increased slightly in the comparison.

Management reviews, on a routine basis, projections of capital leverage that incorporate anticipated changes in assets, liabilities, and capital stock levels as a tool to manage overall balance sheet leverage within the Board’s operating ranges. In connection with this review, when management believes that adjustments to the current member stock purchase requirements within the ranges established in the capital plan are warranted, a recommendation is presented for Board consideration. The member stock purchase requirements have been adjusted several times since the implementation of the capital plan in December 2002. The Board approved a ten basis point increase to the member stock purchase requirements as they pertain to member loans outstanding and unused borrowing capacity. The new percentages, 4.75% and 0.75%, respectively, became effective May 6, 2008.

As of March 31, 2008 and December 31, 2007, excess capital stock available for repurchase at a member’s request and at the Bank’s discretion totaled $61.9 million and $34.9 million, respectively. It is the Bank’s current practice to promptly repurchase the excess capital stock of its members upon their request (except with respect to directors’ institutions during standard blackout periods). This repurchase practice is subject to change. The Bank does not repurchase capital stock if the repurchase would result in a member falling below its minimum capital stock purchase requirement. Assuming the above amounts of excess stock had been repurchased as of the respective period-ends, the resulting decrease in the capital and leverage ratios would have been immaterial.

Management believes that based on the Bank’s business profile, balance sheet composition and various potential economic scenarios, the current capital and leverage ratios are adequate to ensure the safe and sound operation of the Bank.

Previously, the Bank had reported that it had initiated the process to amend its capital plan, pending approval by the Finance Board. In the first quarter of 2008, given the current market conditions and overall economic environment, the Board decided that the Bank should not pursue the amendment of the Capital Plan at this time. The Bank has withdrawn its application for approval of the amendment filed with the Finance Board and will address re-submission in the future.

Critical Accounting Policies

The Bank’s financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Application of these principles requires management to make estimates, assumptions or judgments that affect the amounts reported in the financial statements and accompanying notes. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices when available. When quoted market prices are not available, fair values may be obtained from third-party sources or are estimated in good faith by management, primarily through the use of internal cash flow and other financial modeling techniques.

The most significant accounting policies followed by the Bank are presented in Note 2 to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements.

We discuss the following critical accounting policies in more detail under this same heading in the Bank’s 2007 Annual Report filed on Form 10-K:

•	Accounting for Derivatives

•	Fair Value Calculations and Methodologies

•	Loans to Members and Related Allowance for Credit Losses

•	Guarantees and Consolidated Obligations

•	Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-Backed Securities

•	Allowance for Credit Losses on Banking on Business Loans

•	Allowance for Credit Losses on Mortgage Loans Held for Portfolio

•	Future REFCORP Payments

As a result of the adoption of SFAS 157, Fair Value Measurements, effective January 1, 2008, the critical accounting policy with respect to Fair Value Calculations and Methodologies are updated below. Also, for purposes of the quarter ended March 31, 2008, the Bank has identified its assessment of investment securities for other-than-temporary impairment as a critical accounting policy.

Fair Value Calculations and Methodologies.  The Bank carries certain assets and liabilities, including investments classified as available-for-sale and trading, and all derivatives on the Statement of Condition at fair value. The Bank also provides certain fair value based disclosures. The Bank adopted SFAS 157 on January 1, 2008. SFAS 157 establishes a framework for measuring fair value, establishes a fair value hierarchy based on the inputs used to measure fair value and requires additional disclosures for instruments carried at fair value on the Statement of Condition. SFAS 157 defines “fair value” as the price that would be received to sell an asset, or paid to transfer a liability (i.e., an exit price), in an orderly transaction between market participants at the measurement date.

Fair values play an important role in the valuation of certain of the assets, liabilities and hedging transactions of the Bank. Fair values are based on quoted market prices, if such prices are available. If quoted market prices are not available, fair values are determined using a modified matrix pricing approach or are based on valuation models that use either:

•	discounted cash flows, using market estimates of interest rates and volatility; or

•	dealer prices of similar instruments.

Pricing models and their underlying assumptions are based on the best estimates of management with respect to:

•	discount rates;

•	prepayments;

•	market volatility; and

•	other factors.

These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings.

The Bank categorizes financial instruments carried at fair value into a three-level hierarchy in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (the observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s market assumptions. The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2008, the Bank does not carry a significant amount of financial instruments at fair value on the Statement of Condition which were valued using significant unobservable inputs.

For further discussion regarding how the Bank measures financial assets and financial liabilities at fair value, see Note 12 to the unaudited financial statements in this report on Form 10-Q.

Other-than-Temporary Impairment for Investment Securities.  The fair value of the Bank’s investment security portfolio has been declining as a result of the turmoil in the credit markets. Due to these market conditions as well as the subjective and complex nature of management’s other-than-temporary impairment assessment, the Bank has determined that its quarterly evaluation of other-than-temporary impairment is a critical accounting policy. For those securities that have a fair value less than carrying value, the Bank would record an impairment when a decline in fair value is deemed to be other-than-temporary. The Bank will conclude that a loss is other-than-temporary if it is determined that the Bank will not receive all of the investment security’s contractual cash flows. This evaluation is inherently subjective and considers a number of factors. In addition to monitoring the credit ratings of the Bank’s securities for downgrades as well as placement on negative outlook or credit watch, management evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. These include, but are not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics such as FICO® credit scores, loan-to-value (LTV) ratios, delinquency and foreclosure rates, and geographic concentrations, as applicable by security. Additionally, the Bank must assess its intent and ability to hold securities through to recovery of any unrealized losses.

The Bank did not implement any other material changes to its existing accounting policies or estimates during the three months ended March 31, 2008.

Recently Issued Accounting Standards and Interpretations.  See Note 2 to the unaudited interim financial statements included in this report on Form 10-Q for a discussion of recent accounting pronouncements that are relevant to the Bank’s businesses.

Risk Management

Risk Governance

The Bank’s lending, investment and funding activities and its use of derivative hedging instruments expose the Bank to a number of risks, including the following: market risk, credit risk, liquidity and funding risk and other risks, such as operating risk and business risk. The Bank’s 2007 Annual Report filed on Form 10-K provides additional information regarding risk governance and the types of policies, processes, instruments and measures used by the Bank to manage risk as well as details of the risks as identified in Item 1A. Risk Factors. For information regarding the Bank’s use of, and accounting policies for, derivative hedging instruments, see Note 11 to the audited financial statements in the Bank’s 2007 Annual Report filed on

Form 10-K. Additionally, see the Capital Resources section above for further information regarding the Bank’s risk-based capital and regulatory capital ratios.

Qualitative Disclosures Regarding Market Risk

The Bank’s market and interest rate risk management objective is to protect member/shareholder and bondholder value consistent with the Bank’s housing mission and safe and sound operations in all interest-rate environments. Management believes that a disciplined approach to market and interest rate risk management is essential to maintaining a strong and durable capital base and uninterrupted access to the capital markets. See the “Risk Management” section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Bank’s 2007 Annual Report filed on Form 10-K for detailed discussion regarding market and interest rate risk.

Quantitative Disclosures Regarding Market Risk

The Bank’s Market Risk Model.  Significant resources, both in analytical computer models and an experienced professional staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses a sophisticated externally developed market risk model to evaluate its financial position. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments. During the first quarter 2008, in connection with current capital market conditions, the Bank implemented a refinement to the market risk model to more accurately reflect the private label mortgage-backed security prepayment characteristics.

In recognition of the importance of the accuracy and reliability of the valuation of financial instruments, management engages in an ongoing internal review of model valuations for derivative instruments. This review will be extended to all financial instruments in 2008. Internal valuations are evaluated on a monthly basis to confirm the reasonableness of the valuations. This analysis is performed by a risk management group that is independent of the business unit conducting the transactions. The verification and validation procedures depend on the nature of the security and valuation methodology being reviewed and may include: comparisons with observed trades or other sources, independent verification of key model inputs and independent security modeling. Results of the monthly verification process, as well as any changes in valuation methodologies, are reported to the Asset/Liability Committee (ALCO), which is responsible for reviewing and approving the approaches used in the valuation to ensure that they are well controlled and effective, and result in reasonable fair values.

Effective January 1, 2008, the Bank adopted SFAS 157; see further discussion in the “Critical Accounting Policies” section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 12 to the unaudited financial statements in this report on Form 10-Q.

Duration measurements, market value of equity volatility and return volatility are currently the primary metrics used by the Bank to manage its interest rate risk exposure. Since the implementation of its capital plan the Bank is no longer required by Finance Board regulation to operate within a specified duration of equity limit, the Bank’s asset/liability management policies specify acceptable ranges for duration of equity, and the Bank’s exposures are measured and managed against these limits. These metrics are described in more detail below.

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

The Bank’s asset/liability management policy approved by the Board calls for duration of equity to be maintained within a + 4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of + 200 basis points is + 7 years. Management analyzes the duration of equity exposure against this policy limit on a daily basis.

The following table presents the Bank’s duration of equity exposure in accordance with its current asset/liability management policy by quarter from March 31, 2006, through March 31, 2008.

	Down 200	Down 100	Base	Up 100	Up 200
(in years)	basis points	basis points	Case	basis points	basis points

March 31, 2008	(1)	3.2	5.0	5.0	3.4

December 31, 2007	(2.8)	(0.6)	4.2	4.7	4.0

September 30, 2007	(3.3)	0.8	4.0	4.3	4.1

June 30, 2007	(3.7)	0.4	3.1	3.5	3.7

March 31, 2007	(4.2)	(2.5)	2.2	1.9	2.2

December 31, 2006	(5.3)	(1.6)	2.0	3.4	3.9

September 30, 2006	(4.4)	(0.5)	2.5	3.3	2.3

June 30, 2006	(2.5)	2.3	4.3	3.1	2.8

March 31, 2006	(3.6)	0.9	3.7	4.0	4.5

Note:

(1)	Given the current level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” cannot be meaningfully measured.

In addition to actions taken by management to manage risk exposures, changes in market rates and the absolute level of capital will change the Bank’s duration of equity profile. Along with the base case duration calculation, the Bank performs instantaneous parallel interest rate shocks in increments of 50 basis points up to the 200 basis point scenarios identified above. Duration of equity increased from December 31, 2007 to March 31, 2008, in the base case, as well as certain of the applicable up and down shock scenarios. The Bank’s base case duration of equity exceeded the policy limit as of March 31, 2008. This predominantly resulted from the continued significant and unprecedented disruption in the mortgage markets during the first quarter 2008, which resulted in extraordinarily wide mortgage asset credit spreads, especially on private label MBS, relative to valuation benchmarks. This had the direct effect of increasing the Bank’s measurements of market risk, including duration of equity, even though there was not a proportionate change in the underlying cash flows of the Bank’s MBS and mortgage loan assets, liabilities or related hedges. The Bank has continued to exceed the duration of equity policy limit subsequent to March 31, 2008. Because the Bank intends to hold nearly 100% of its mortgage-related assets and related liabilities and hedges to maturity, the increase in the Bank’s duration of equity is not expected to have an adverse impact on the Bank’s financial performance. While management continues to evaluate its market risk management strategies, it has determined that strict compliance with the duration of equity limit under the current severe market conditions would not be prudent. The Bank requested and was granted a temporary waiver up to a predetermined threshold from the Board. The Bank continues to monitor the mortgage markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank’s current market risk profile is reasonable given these market conditions.

Market Value of Equity Volatility.  Market value of equity represents the difference between the current theoretical market value of all assets less the current theoretical market value of all liabilities, including off-balance sheet items. Market values of assets and liabilities vary as interest rates change. As such, theoretical market values can be calculated under various interest rate scenarios, and the resulting changes in net equity can provide an indicator of the exposure of the Bank’s market value of equity to market volatility. Although volatility and fluctuation in market values vary with changes in interest rates, the Bank seeks to manage this risk exposure by maintaining a relatively stable and non-volatile market value of equity. The Bank’s Board has established a policy limit that the market value of equity should decline by no more than five percent from the base case given a hypothetical + 100 basis point instantaneous parallel change in interest rates. Management analyzes the market value of equity exposure against this policy limit on a monthly basis. In addition to measuring compliance against this policy limit, the Bank also analyzes the potential effects of a wide range of instant parallel yield curve shifts and evaluates the related impacts on the market value of equity.

The following table presents market value of equity volatility by quarter from March 31, 2006, through March 31, 2008, including the percentage change from the base case.

	Down 100 basis points			Up 100 basis points
	Market Value	Pct. Change	Base	Market Value	Pct. Change
(dollars in millions)	of Equity	From Base	Case	of Equity	From Base

March 31, 2008	$3,430	4.3	$3,289	$3,119	(5.2)

December 31, 2007	3,754	2.3	3,670	3,500	(4.6)

September 30, 2007	3,770	2.9	3,664	3,505	(4.3)

June 30, 2007	3,560	2.1	3,486	3,371	(3.3)

March 31, 2007	3,200	0.1	3,197	3,118	(2.5)

December 31, 2006	3,454	0.4	3,442	3,342	(2.9)

September 30, 2006	3,503	1.0	3,467	3,349	(3.4)

June 30, 2006	3,241	3.8	3,123	3,005	(3.8)

March 31, 2006	3,045	2.7	2,966	2,850	(3.9)

From December 31, 2007 to March 31, 2008, the market value of equity decreased in the base case and both of the shock scenarios. These decreases from year-end were driven primarily by significantly wider mortgage asset credit spreads which more than offset a $218.7 million increase in total capital. The Bank exceeded the policy limit regarding market value of equity volatility in the up 100 basis points scenario driven by the same market and credit conditions described under duration of equity above. The changes in the Bank’s market value of equity in the shock scenarios shown above are limited in that: (1) they were performed at a particular point in time; (2) are based on the hedge positions in place at that particular point in time; (3) only contemplate certain movements in interest rates; (4) do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; (5) are subject to the accuracy of various assumptions used, including prepayment forecasts; and (6) do not incorporate other factors and/or management actions that could impact the Bank’s overall financial performance in such scenarios. Management monitors market conditions on an ongoing basis and takes what it deems to be appropriate action to preserve the value of equity and earnings by changing the composition of the balance sheet or entering into, terminating or restructuring hedges to mitigate the impact of adverse interest rate movements.

There is a sublimit on the market value of equity volatility limit pertaining to the Bank’s mortgage asset portfolio, which includes both MBS and mortgage loans held for portfolio. This policy sublimit states that the market value of equity volatility attributable to the mortgage asset portfolio should decline by no more than four percent given a hypothetical + 100 basis point instantaneous parallel change in interest rates. As with overall market value of equity volatility, management analyzes this exposure against the policy sublimit on a monthly basis. As of February 29, 2008 and March 31, 2008, the Bank was in violation of this sublimit. At March 31, 2008, the market value of equity volatility pertaining to the mortgage portfolio was −4.67% under a hypothetical 100 basis point instantaneous increase in interest rates driven by the same market and credit conditions described above.

As noted above, the Bank continues to evaluate its market risk management strategies and has determined that strict compliance with these market value of equity volatility limits under the current severe market conditions would not be prudent. The Bank requested and was a granted a temporary waiver up to a predetermined threshold from the Board.

Return Volatility.  The Bank’s current asset/liability management policy, updated in September 2007, specifies a return volatility metric to manage the impact of market risk on the Bank’s average return on capital stock compared to a dividend benchmark interest rate over multiple parallel interest rate shock scenarios over a rolling 12-month time period. This new return volatility metric became effective in January 2008. As of March 31, 2008, the Bank was in compliance with this policy.

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

Loans to Members and Letters of Credit.  The Bank manages the credit risk on loans to members and letters of credit by monitoring the financial condition of borrowers and by requiring members or their affiliates to pledge sufficient eligible collateral for all extensions of credit. The Bank also has the ability to call for additional or substitute collateral during the life of a loan to protect its security interest. In addition to collateral, the financial condition of all members is routinely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. Management believes that it has adequate policies and procedures in place to effectively manage the credit risk on member loans and letters of credit. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on a member loan or letter of credit.

Collateral.  All loans to members must be fully collateralized. The Bank periodically reviews the collateral pledged by members and conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of investment securities or loan collateral at any time. As of March 31, 2008, the Bank held a security interest in certain subprime and nontraditional residential mortgage loans pledged as collateral. The amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank.

Members that qualify as Community Financial Institutions (CFIs) can pledge small-business, small-farm, and small-agribusiness loans as collateral for loans from the Bank. Also, the Bank is allowed to make loans to nonmember housing associates that also have such expanded collateral requirements. The eligible expanded collateral for these CFIs and lending to nonmember housing associates could introduce additional credit risk to the Bank. At March 31, 2008, loans to these institutions secured with both eligible standard and expanded collateral represented approximately $4.7 billion, or 6.6% of total par loans outstanding. Eligible expanded collateral represented 8.4% of total eligible collateral for these loans.

Additional detailed information on the Bank’s collateral policies and practices is provided in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report on Form 10-Q and Item 1. Business in the Bank’s 2007 Annual Report filed on Form 10-K.

The following table presents total eligible collateral values by type under both blanket-lien and specific agreements as of March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007

(dollars in millions)	Amount	Percent	Amount	Percent

One-to-four single family residential mortgages	$98,653.8	46.2%	$98,958.2	46.2%
High quality investment securities	59,697.5	27.9%	60,166.8	28.1%
Other real-estate related collateral/ community financial institution eligible collateral	50,453.0	23.6%	50,310.2	23.5%
Multi-family residential mortgages	4,987.0	2.3%	4,675.4	2.2%

Total	$213,791.3	100.0%	$214,110.6	100.0%

The following table presents total eligible collateral values by type under both blanket-lien and specific agreements for the ten largest borrowers only as of March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007

(dollars in millions)	Amount	Percent	Amount	Percent

One-to-four single family residential mortgages	$65,923.1	48.1%	$63,592.8	48.6%
High quality investment securities	43,040.1	31.4%	39,675.8	30.3%
Other real-estate related collateral	24,613.1	18.0%	24,499.7	18.7%
Multi-family residential mortgages	3,503.6	2.5%	3,209.9	2.4%

Total	$137,079.9	100.0%	$130,978.2	100.0%

The following table provides information regarding loans outstanding with member and nonmember borrowers with either a blanket-lien or specific agreement, in collateral listing or delivery status as of March 31, 2008 and December 31, 2007, along with corresponding collateral balances.

	March 31, 2008			December 31, 2007

	Number of	Loans	Collateral	Number of	Loans	Collateral
(dollars in millions)	Borrowers	Outstanding	Held	Borrowers	Outstanding	Held

Listing-specific pledge-collateral	7	$2,020.0	$2,371.4	9	$36.6	$53.2
Possession-collateral	31	742.4	972.0	29	702.4	866.4

Loan Concentration Risk.  The Bank’s loan portfolio is concentrated in commercial banks and thrift institutions. At March 31, 2008, the Bank had a concentration of loans to its ten largest borrowers totaling $56.2 billion, or 78.7%, of total loans outstanding. Average par balances to these borrowers for the first quarter 2008 were $55.4 billion, or 78.7%, of total average loans outstanding. During the first quarter of 2008, the maximum outstanding balance to any one borrower was $22.9 billion. On a borrower-by-borrower basis, the loans made by the Bank to these borrowers are secured by collateral with an estimated value significantly in excess of the book value of the loans. Therefore, the Bank does not presently expect to incur any loan losses on these loans. Because of the Bank’s loan concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

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

The Bank’s credit exposure to investment securities issued by entities other than the U.S. Government, Federal agencies or GSEs was $10.9 billion. This is a $0.5 billion decrease from the $11.4 billion credit exposure to such counterparties at December 31, 2007. Approximately 83.9% of MBS were issued by private label issuers, discussed in more detail below.

As previously discussed, the amount the Bank has historically been permitted to invest in MBS has been limited by regulation to be 300 percent of regulatory capital. In March 2008, the Finance Board authorized a temporary increase in this limit to 600%, for the purchase of agency MBS for a period of two years, subject to Board approval and filing of required documentation with the Finance Board. The Bank evaluated this increase but has decided, at this time, not to increase MBS purchases under these guidelines.

Private Label MBS.  The Bank invests in and is subject to credit risk related to private label MBS that are directly supported by underlying mortgage loans. Investments in private label MBS are permitted as long as they are rated AAA at the time of purchase. The Bank has strict policies and risk management practices that require collateral sublimits for nontraditional and subprime MBS purchased by the Bank. The Bank generally focuses its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities.

The following table presents private label MBS portfolio balances, including accrued interest, by various categories of underlying collateral. In reporting the Bank’s various MBS exposures below, the Bank predominantly categorizes private label MBS in accordance with how the securities were labeled by the NRSRO when issued.

	March 31,	December 31,
(dollars in millions)	2008	2007

Prime fixed- and adjustable-rate securities	$7,229.2	$7,524.1
Alt-A fixed- and adjustable-rate securities	2,677.3	2,777.3
Home equity line of credit (HELOC) securities	81.5	86.0
Subprime securities	22.7	23.2
Other securities (including securities under federal insurance or guarantee programs)	180.0	187.0

Total private label MBS	$10,190.7	$10,597.6

Number of MBS private label investments	179	179
Average balance per security	$56.9	$59.2

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime, Alt-A or subprime. There is no universally accepted definition of these segments. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Further, many mortgage participants classify single-family loans with credit characteristics that range between prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with lower or no documentation versus a full documentation mortgage loan. Industry participants often use this classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation.

The following table presents additional information regarding the underlying mortgage loan collateral for the Bank’s private label MBS portfolio in the subprime and Alt-A segments as well as those securities specifically backed by HELOCs as of March 31, 2008.

(dollars in millions)	March 31, 2008
	Alt-A	Subprime	HELOC
Year of Securitization (Vintage)	Securities	Securities	Securities

2002	$14.9	$8.0	$-
2003	275.0	14.7	-
2004	487.8	-	48.4
2005	344.1	-	6.7
2006	1,058.0	-	26.4
2007	497.5	-	-

Total	$2,677.3	$22.7	$81.5

Weighted average original FICO ® scores	724	616	720
Weighted average original LTV ratio	67%	75%	85%
Weighted average interest-only composition	48%	-	n/a
Weighted average investment property composition	8%	6%	n/a
Weighted average delinquency rate	1.0%	5.5%	3.0%
Weighted average subordination rate	7.4%	60.2%	(1)

n/a – information is not available
Note:

(1)	The portion of the private label MBS portfolio backed by HELOC securities includes eight securities. The weighted average subordination rate for this portfolio segment is 6.7% and represents subordination for only three securities. All eight securities have bond insurance.

On March 31, 2008, an MBS backed by HELOC mortgage loans with an unpaid principal balance of $5.0 million was downgraded from A to BBB- by at least one NRSRO; this security was insured by Financial Guaranty Insurance Co. (FGIC). In addition, the Bank had $1.2 billion of Alt-A MBS, representing 13 investments, that had been placed on negative watch by at least one NRSRO in March 2008. At March 31, 2008, these securities were not other-than-temporarily impaired, as discussed in

Notes 4 and 5 to the interim unaudited financial statements in this report on Form 10-Q. As of April 30, 2008, with the exception of the above-mentioned securities and the restricted securities related to the Shared Funding Program, all remaining securities in the Bank’s MBS portfolio were rated AAA.

Bond Insurers.  The Bank’s investment securities portfolio includes eleven investments which are insured by four bond insurers/guarantors. The Bank closely monitors the financial condition of these bond insurers. One insurer, Financial Security Assurance, Inc. (FSA), was rated AAA as of April 30, 2008, while two were rated AA and one was rated BB. The bond insurer rated BB was FGIC, affecting the MBS investment backed by HELOC mortgage loans noted above. Only FSA had a stable outlook. The credit ratings for non-FSA wrapped investments depend upon the credit quality of the bond insurer as well as the credit quality of the underlying collateral. As of April 30, 2008, these investments included eight securities backed by HELOCs and one security backed by subprime mortgage loans. The other two investments which are insured are state and local agency obligations.

Mortgage Loans.  The Bank has established mortgage loan purchase programs as a service to members. The Finance Board has authorized the Bank to hold mortgage loans under the MPF Program. Under this Program, the Bank acquires mortgage loans from participating members in a shared credit risk structure, including the necessary credit enhancement. These assets carry credit enhancements, which give them the approximate equivalent of an AA credit rating, although the credit enhancement is not actually rated. The Bank had net mortgage loan balances of $6.1 billion and $6.2 billion as of March 31, 2008 and December 31, 2007, respectively, including allowance for loan losses of $1.2 million and $1.1 million, respectively.

Mortgage Insurers.  The Bank’s MPF Program uses nine mortgage insurance companies to provide both primary mortgage insurance and supplemental mortgage insurance under its various programs. The Bank closely monitors the financial condition of these mortgage insurers. All providers are required to maintain a credit rating of AA- or better and are reviewed at least annually by the Bank’s Credit Risk Committee or more frequently as circumstances warrant. The MPF Provider and the various FHLBanks offering the MPF Program have recently established a set of financial criteria for further monitoring the financial condition of the mortgage insurance companies.

As of April 30, 2008, many of the Bank’s mortgage insurance providers have had their external ratings for claims paying ability or insurer financial strength downgraded by one or more NRSROs. Rating downgrades imply an increased risk that these mortgage insurers will fail to fulfill their obligations to reimburse the Bank for claims under insurance policies. If a mortgage insurer fails to fulfill its obligations, the Bank may bear the full loss of the borrower default on the related mortgage loans. To date, downgrades have not had a material impact on the operation of the Bank’s MPF Program. The Bank had total credit exposure to Mortgage Guaranty Insurance Corp. (MGIC), its largest mortgage insurer, of $70.4 million and $101.7 million as of March 31, 2008 and December 31, 2007, respectively. As of April 30, 2008, MGIC remained rated AA by at least one NRSRO and the Bank continues to monitor their credit quality.

BOB Loans.  The Bank has offered the BOB loan program to members since 2000, which is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development; repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. At March 31, 2008 and December 31, 2007, the balance of net BOB loans was $12.6 million and $12.8 million, respectively, with allowance for loan losses of $8.0 million and $6.8 million, respectively.

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

At March 31, 2008, three counterparties, all of whom are rated AA, collectively represented approximately 70.4% of the Bank’s total net credit exposure, compared with 63.5% at December 31, 2007. Total net credit exposure to derivative counterparties, which represents derivative assets net of cash collateral, was $64.3 million and $47.7 million at March 31, 2008 and December 31, 2007, respectively.

Liquidity and Funding Risk

The Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand and membership composition. The Bank’s liquidity resources are designed to support these financial strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank’s assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with certain Finance Board regulations and with policies established by management and the Board of Directors. Additionally, the Finance Board and the Bank’s liquidity and funds management policy require the Bank to hold contingency liquidity sufficient to meet the Bank’s estimated needs for a minimum of five business days without access to the consolidated obligation debt markets.

Consolidated obligation bonds and discount notes, along with member deposits, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. Consolidated obligation bonds and discount notes are rated AAA/P-1 by Moody’s Investor Service, Inc. and AAA/A-1+ by Standard & Poor’s. These ratings measure the likelihood of timely payment of principal and interest. At March 31, 2008, the Bank’s bonds and discount notes totaled $61.4 billion and $34.1 billion, respectively, compared to $58.6 billion and $34.7 billion at December 31, 2007.

The Bank also offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at March 31, 2008 were $3.1 billion, compared to $2.3 billion at December 31, 2007.

As previously noted, the Bank experienced a significant increase in loans to members beginning in the second half of 2007 and continuing into 2008. Despite ongoing turbulence in the capital markets, the Bank has continued to issue debt and provide liquidity to members as needed. Increased funding through short-term discount notes has been utilized to satisfy commensurate increases in member demand for credit. To the extent that market developments may result in greater demand for intermediate-term credit from members, the Bank plans to respond by altering its funding mix between discount notes and longer-term bonds to the extent the market permits.

The Bank’s investments also represent a source of liquidity. Total investments (interest-bearing deposits, Federal funds sold, and investment securities) were $24.3 billion at March 31, 2008, compared to $24.7 billion at December 31, 2007. Excluding held-to-maturity securities, which, by definition, the Bank does not intend to liquidate, total investments were $10.6 billion at March 31, 2008, compared to $10.5 billion at December 31, 2007.

In addition to being liable for its portion of consolidated obligations, i.e., those issued on its behalf, the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. Additionally, the Finance Board, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation or take other regulatory actions affecting the Bank, even in the absence of default by the primary obligor. The Bank’s total par consolidated obligation bonds and discount notes represented 8.0% and 8.1% of total FHLBank System consolidated obligations as of March 31, 2008 and December 31, 2007, respectively. For the FHLBank System, total par value of consolidated obligations were $1.2 trillion at both March 31, 2008 and December 31, 2007. FHLBank of Chicago has recently announced actual and forecasted financial performance results for 2008. See FHLBank of Chicago’s reports as filed with the SEC for further information. Additional details regarding joint and several liability are discussed in Item 1A. Risk Factors in the Bank’s 2007 Annual Report filed on Form 10-K and in this report filed on Form 10-Q under the risk factor titled “The Bank is jointly and severally liable for the consolidated obligations of other FHLBanks.”

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the three months ended March 31,
(in thousands, except per share amounts)	2008	2007

Interest income:
Loans to members	$721,927	$622,797
Prepayment fees on loans to members, net	86	345
Interest-bearing deposits	62,996	51,666
Federal funds sold	32,948	46,361
Available-for-sale securities	436	803
Held-to-maturity securities	172,588	155,992
Mortgage loans held for portfolio	79,447	88,026
Loans to other FHLBanks	14	-

Total interest income	1,070,442	965,990

Interest expense:
Consolidated obligation discount notes	295,262	217,594
Consolidated obligation bonds	670,017	646,766
Deposits	15,344	17,593
Mandatorily redeemable capital stock	49	152
Other borrowings	21	231

Total interest expense	980,693	882,336

Net interest income before provision for credit losses	89,749	83,654
Provision for credit losses	1,363	1,889

Net interest income after provision for credit losses	88,386	81,765
Other income:
Services fees	994	958
Net losses on trading securities (Note 3)	(305)	-
Net gains on derivatives and hedging activities (Note 8)	4,344	4,997
Other, net	321	625

Total other income	5,354	6,580
Other expense:
Operating	13,944	13,877
Finance Board	757	660
Office of Finance	768	624

Total other expense	15,469	15,161

Income before assessments	78,271	73,184
Affordable Housing Program	6,395	5,990
REFCORP	14,375	13,439

Total assessments	20,770	19,429

Net income	$57,501	$53,755

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	41,215	31,126

Basic and diluted earnings per share	$1.40	$1.73

Dividends per share	$1.16	$1.58

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	March 31,	December 31,
(in thousands, except par value)	2008	2007

ASSETS
Cash and due from banks	$71,554	$67,388
Interest-bearing deposits	6,151,932	5,679,389
Federal funds sold	4,440,000	4,725,000
Investment securities:
Trading securities (Note 3)	7,350	7,592
Available-for-sale securities, at fair value; amortized cost of $42,473 and $44,291, respectively (Note 4)	36,299	42,370
Held-to-maturity securities, at amortized cost; fair value of $13,063,542 and $13,964,840, respectively (Note 5)	13,671,663	14,236,883
Loans to members (Note 6)	73,464,363	68,797,522
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $1,230 and $1,055, respectively	6,126,826	6,219,736
Banking on Business loans, net of allowance for credit losses of $7,964 and $6,797, respectively	12,569	12,830
Loans to other FHLBanks	-	500,000
Accrued interest receivable	515,420	529,031
Premises, software and equipment, net	24,289	24,663
Derivative assets (Note 8)	63,853	46,969
Other assets	56,794	46,408

Total assets	$104,642,912	$100,935,781

Federal Home Loan Bank of Pittsburgh
Statement of Condition (continued) (unaudited)

	March 31,	December 31,
	2008	2007

LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$3,086,290	$2,234,960
Noninterest-bearing	25,856	20,702

Total deposits	3,112,146	2,255,662

Consolidated obligations, net: (Note 9)
Discount notes	34,110,759	34,685,085
Bonds	61,435,999	58,613,389

Total consolidated obligations, net	95,546,758	93,298,474

Mandatorily redeemable capital stock (Note 10)	3,929	3,929
Accrued interest payable	582,786	557,178
Affordable Housing Program	62,929	59,912
Payable to REFCORP	14,375	16,677
Derivative liabilities (Note 8)	591,595	430,295
Other liabilities	224,970	28,966

Total liabilities	100,139,488	96,651,093

Commitments and contingencies (Note 13)	-	-

Capital (Note 10)
Capital stock – putable ($100 par value) issued and outstanding shares:
42,065 and 39,947 shares in 2008 and 2007, respectively	4,206,503	3,994,732
Retained earnings	305,798	296,260
Accumulated other comprehensive (loss):
Net unrealized (loss) on available-for-securities (Note 4)	(6,174)	(1,921)
Net unrealized (loss) relating to hedging activities (Note 8)	(1,268)	(2,916)
Pension and post-retirement benefits	(1,435)	(1,467)

Total capital	4,503,424	4,284,688

Total liabilities and capital	$104,642,912	$100,935,781

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For the three months ended March 31,
(in thousands)	2008	2007

OPERATING ACTIVITIES
Net income	$57,501	$53,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(3,706)	8,344
Change in net fair value adjustment on derivative and hedging activities	21	41,200
Other adjustments	1,365	1,889
Net change in:
Trading securities	242	-
Accrued interest receivable	12,488	54,797
Other assets	(760)	968
Accrued interest payable	25,362	(68,279)
Other liabilities	(3,351)	(805)

Total adjustments	31,661	38,114

Net cash provided by operating activities	$89,162	$91,869

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $2,457 from and $3 to other
FHLBanks for mortgage loan programs)	$(1,058,285)	$(110,002)
Federal funds sold	285,000	260,000
Loans to other FHLBanks	500,000	-
Premises, software and equipment	(849)	(1,636)
Available-for-sale securities:
Proceeds	1,818	5,874
Held-to-maturity securities:
Net decrease in short-term	83,507	335,000
Proceeds from maturities long-term	705,759	469,246
Purchases of long-term	(29,815)	(424,290)
Loans to members:
Proceeds	432,567,193	108,827,509
Made	(436,172,961)	(105,209,159)
Mortgage loans held for portfolio:
Proceeds	202,726	234,098
Purchases	(112,940)	(21,230)

Net cash (used in) provided by investing activities	$(3,028,847)	$4,365,410

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued) (unaudited)

	For the three months ended March 31,
(in thousands)	2008	2007

FINANCING ACTIVITIES
Net change in:
Deposits	$875,308	$375,545
Net proceeds from issuance of consolidated obligations:
Discount notes	302,246,383	54,522,584
Bonds (including $313,928 from other FHLBanks)	13,893,985	4,273,604
Payments for maturing and retiring consolidated obligations:
Discount notes	(302,790,938)	(56,604,335)
Bonds (including $0 from other FHLBanks)	(11,444,695)	(6,669,956)
Proceeds from issuance of capital stock	1,677,270	589,134
Payments for redemption of mandatorily redeemable capital stock	-	(2,326)
Payments for redemption/repurchase of capital stock	(1,465,499)	(890,658)
Cash dividends paid	(47,963)	(49,246)

Net cash provided by (used in) financing activities	$2,943,851	$(4,455,654)

Net increase in cash and cash equivalents	4,166	1,625
Cash and cash equivalents at beginning of the period	67,388	78,098

Cash and cash equivalents at end of the period	$71,554	$79,723

Supplemental disclosures:
Interest paid during the period	$650,643	$676,371
AHP payments, net	3,378	3,794
REFCORP assessments paid	16,677	14,426
Transfers of mortgage loans to real estate owned	874	1,470

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

				Accumulated
				Other
	Capital Stock - Putable		Retained	Comprehensive
(in thousands, except shares)	Shares	Par Value	Earnings	Income (Loss)	Total Capital

Balance December 31, 2006	33,844	$3,384,358	$254,777	$(5,161)	$3,633,974

Proceeds from sale of capital stock	5,891	$589,134			$589,134
Redemption/repurchase of capital stock	(8,907)	(890,658)			(890,658)
Comprehensive income:
Net income			$53,755		53,755
Net unrealized gain on available-for-sale securities				$55	55
Reclassification adjustment for losses included in net income relating to:
Hedging activities				135	135

Total comprehensive income			53,755	190	53,945
Cash dividends on capital stock			(49,246)		(49,246)

Balance March 31, 2007	30,828	$3,082,834	$259,286	$(4,971)	$3,337,149

Balance December 31, 2007	39,947	$3,994,732	$296,260	$(6,304)	$4,284,688

Proceeds from sale of capital stock	16,773	$1,677,270			$1,677,270
Redemption/repurchase of capital stock	(14,655)	(1,465,499)			(1,465,499)
Comprehensive income (loss):
Net income			$57,501		57,501
Net unrealized (loss) on available-for-sale securities				$(4,253)	(4,253)
Reclassification adjustment for losses included in net income relating to:
Hedging activities				1,648	1,648
Other				32	32

Total comprehensive income (loss)			57,501	(2,573)	54,928
Cash dividends on capital stock			(47,963)		(47,963)

Balance March 31, 2008	42,065	$4,206,503	$305,798	$(8,877)	$4,503,424

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements (unaudited)

Note 1 – Background Information

The Bank, a federally chartered corporation, is one of twelve district FHLBanks. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. State and local housing associates that meet certain statutes or criteria, with Bank approval, may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not eligible to hold capital stock.

All members must purchase stock in the Bank. The amount of capital stock members own is based on their outstanding loans, their unused borrowing capacity and the principal balance of residential mortgage loans previously sold to the Bank. See Note 10 for additional information. The Bank considers those members with capital stock outstanding in excess of ten percent of total capital stock outstanding to be related parties. See Note 11 for additional information.

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

The accounting and financial reporting policies of the Bank conform to GAAP. Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2007 included in the Bank’s 2007 Annual Report filed on Form 10-K.

Note 2 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS 157 which addresses how to measure fair value. SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Bank adopted SFAS 157 on January 1, 2008. The Bank’s adoption of SFAS 157 had no impact on its Statement of Operations and Statement of Condition. See Note 12 for additional information.

Notes to Financial Statements (unaudited) (continued)

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (SFAS 159). On February 15, 2007, the FASB issued SFAS 159 which creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to separately display the fair value of those assets and liabilities for which the company has elected the fair value option separately on the face of the balance sheet. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value of those instruments selected for the fair value election. The Bank adopted SFAS 159 on January 1, 2008 but has not elected the fair value option on any financial assets or liabilities under SFAS 159. Therefore, the Bank’s adoption of SFAS 159 had no impact on its Statement of Operations and Statement of Condition.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). In March 2008, the FASB issued SFAS 161 which requires enhanced disclosures for derivative instruments. The intent of the enhanced disclosures is to assist the users of the financial statements to better understand how and why an entity uses derivative instruments and how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Bank’s fiscal year beginning January 1, 2009. The Bank’s adoption of SFAS 161 is not expected to have an impact on its Statement of Operations and Statement of Condition.

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FIN 39-1). In April 2007, the FASB issued FIN 39-1 which permits the fair value of receivables or payables related to cash collateral to be offset against the net fair value amount recognized for derivative instruments under the same master netting arrangement (such offset is generally required if derivative fair values by counterparty are offset). The Bank adopted FIN 39-1 on January 1, 2008 and it was applied retrospectively. The Bank’s adoption of FIN 39-1 did not impact its Statement of Operations, Statement of Cash Flows and Statement of Changes in Capital. The impact to the Bank’s December 31, 2007 Statement of Condition was as follows:

	As Originally	Impact of
(in thousands)	Reported	Adoption	As Adjusted

Interest-bearing deposits	$5,740,036	$(60,647)	$5,679,389
Accrued interest receivable	529,371	(340)	529,031
Derivative assets	240,557	(193,588)	46,969
Total assets	101,190,356	(254,575)	100,935,781

Interest-bearing deposits	2,427,842	(192,882)	2,234,960
Total deposits	2,448,544	(192,882)	2,255,662
Accrued interest payable	557,885	(707)	557,178
Derivative liabilities	491,281	(60,986)	430,295
Total liabilities	96,905,668	(254,575)	96,651,093

SFAS 133 Implementation Issue No. E23:  Issues Involving the Application of the Shortcut Method Under Paragraph 68 (DIG E23). In December 2007, the FASB issued DIG E23, which provides two clarifications on the application of the shortcut method in accordance with paragraph 68 of SFAS 133. DIG E23 permits the use of the shortcut method if (1) interest rate swaps have a non-zero fair value at inception, provided that the non-zero fair value at inception is attributable solely to a bid-ask spread and (2) hedged items that have a settlement date after the swap trade date, provided that the trade date of the asset or liability differs from its settlement date because of generally established conventions in the marketplace in which the transaction is executed. The Bank adopted DIG E23 on January 1, 2008. The Bank’s adoption of DIG E23 did not have a material impact on its Statement of Operations or Statement of Condition.

Notes to Financial Statements (unaudited) (continued)

Note 3 – Trading Securities

Trading securities as of March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
(in thousands)	2008	2007

Mutual funds offsetting deferred compensation	$7,350	$7,592

Total	$7,350	$7,592

The above mutual funds are held in a Rabbi trust created in November 2007 to generate returns that seek to offset changes in liabilities related to the notional market risk of certain deferred compensation agreements. These deferred compensation liabilities were $7.3 million and $7.6 million at March 31, 2008 and December 31, 2007, respectively. Prior to the creation of the Rabbi trust, the Bank maintained available-for-sale mutual funds for this purpose.

Net losses on trading securities were $305 thousand for the three months ended March 31, 2008. There were no trading securities during first quarter 2007 and, therefore, no gains or losses on trading securities for the three months ended March 31, 2007.

Note 4 – Available-for-Sale Securities

Available-for-sale securities as of March 31, 2008 and December 31, 2007, were as follows:

	March 31, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Private label mortgage-backed securities	$42,473	$-	$(6,174)	$36,299

Total available-for-sale securities	$42,473	$-	$(6,174)	$36,299

	December 31, 2007
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Private label mortgage-backed securities	$44,291	$-	$(1,921)	$42,370

Total available-for-sale securities	$44,291	$-	$(1,921)	$42,370

Available-for-sale securities with unrealized losses had fair values of $36.3 million and $42.4 million as of March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, two securities, with total fair value of $8.5 million, had been in an unrealized loss position for more than twelve months. At December 31, 2007, all of these securities had been in an unrealized loss position for less than twelve months.

The Bank has reviewed its available-for-sale investment securities at March 31, 2008 and has determined that all unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, and other facts and circumstances. The Bank monitors the credit ratings of all securities for downgrades as well as placement on negative outlook or credit watch. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics such as FICO credit scores, LTV ratios, delinquency and foreclosure rates, and geographic concentrations, as applicable by security. Additionally, the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. The ability and intent of the Bank is demonstrated by the fact that the Bank is well capitalized and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would impact such intent and ability. As a result of this evaluation, management does not believe it is probable that the Bank will be unable to collect all amounts due

Notes to Financial Statements (unaudited) (continued)

according to the contractual terms of the individual securities. Therefore, the Bank does not consider the investments to be other-than-temporarily impaired at March 31, 2008.

Redemption Terms.  The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $9 thousand and $10 thousand at March 31, 2008 and December 31, 2007, respectively. Contractual maturity will occur over a period exceeding ten years. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms.  The following table details interest payment terms for available-for-sale mortgage-backed securities at March 31, 2008 and December 31, 2007.

	March 31,	December 31,
(in thousands)	2008	2007

Variable-rate pass-through securities	$1,164	$1,217
Variable-rate collateralized mortgage obligations	41,309	43,074

Total amortized cost	$42,473	$44,291

Note 5 – Held-to-Maturity Securities

Held-to-maturity securities as of March 31, 2008 and December 31, 2007 were as follows:

	March 31, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Government-sponsored enterprises	$915,055	$7,552	$(1,204)	$921,403
State or local agency obligations	713,923	10,705	(27,120)	697,508

	1,628,978	18,257	(28,324)	1,618,911
Mortgage-backed securities:
U.S. agency	52,050	115	(831)	51,334
Government-sponsored enterprises	1,883,349	28,777	(16,272)	1,895,854
Private label	10,107,286	86	(609,929)	9,497,443

Total mortgage-backed securities	12,042,685	28,978	(627,032)	11,444,631

Total held-to-maturity securities	$13,671,663	$47,235	$(655,356)	$13,063,542

	December 31, 2007
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Commercial paper(1)	$83,507	$-	$-	$83,507
Government-sponsored enterprises	919,196	3,890	(1,767)	921,319
State or local agency obligations	699,175	9,000	(13,265)	694,910

	1,701,878	12,890	(15,032)	1,699,736
Mortgage-backed securities:
U.S. agency	55,048	101	(1,520)	53,629
Government-sponsored enterprises	1,969,293	17,793	(28,530)	1,958,556
Private label	10,510,664	3,834	(261,579)	10,252,919

Total mortgage-backed securities	12,535,005	21,728	(291,629)	12,265,104

Total held-to-maturity securities	$14,236,883	$34,618	$(306,661)	$13,964,840

Note:

(1)  Represents asset-backed commercial paper, all of which matured by January 8, 2008.

Notes to Financial Statements (unaudited) (continued)

Restricted securities relating to the Shared Funding Program are classified as held-to-maturity and are included in private label mortgage-backed securities above. They had an amortized cost of $51.8 million and $53.1 million as of March 31, 2008 and December 31, 2007, respectively. No held-to-maturity securities were pledged as collateral as of March 31, 2008 or December 31, 2007.

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2008 and December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2008
	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government-sponsored enterprises	$313,852	$(1,204)	$-	$-	$313,852	$(1,204)
State or local agency obligations	491,347	(25,051)	16,575	(2,069)	507,922	(27,120)

	805,199	(26,255)	16,575	(2,069)	821,774	(28,324)
Mortgage-backed securities:
U.S. agency	14,937	(78)	31,707	(753)	46,644	(831)
Government-sponsored enterprises	61,263	(1,245)	541,702	(15,027)	602,965	(16,272)
Private label	5,869,489	(367,210)	3,574,673	(242,719)	9,444,162	(609,929)

Total mortgage-backed securities	5,945,689	(368,533)	4,148,082	(258,499)	10,093,771	(627,032)

Total temporarily impaired	$6,750,888	$(394,788)	$4,164,657	$(260,568)	$10,915,545	$(655,356)

	December 31, 2007
	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government-sponsored enterprises	$-	$-	$117,429	$(1,767)	$117,429	$(1,767)
State or local agency obligations	257,920	(11,246)	25,300	(2,019)	283,220	(13,265)

	257,920	(11,246)	142,729	(3,786)	400,649	(15,032)
Mortgage-backed securities:
U.S. agency	-	-	40,123	(1,520)	40,123	(1,520)
Government-sponsored enterprises	64,307	(341)	834,300	(28,189)	898,607	(28,530)
Private label	4,795,831	(89,114)	4,376,782	(172,465)	9,172,613	(261,579)

Total mortgage-backed securities	4,860,138	(89,455)	5,251,205	(202,174)	10,111,343	(291,629)

Total temporarily impaired	$5,118,058	$(100,701)	$5,393,934	$(205,960)	$10,511,992	$(306,661)

The Bank has reviewed its held-to-maturity investment securities at March 31, 2008 and has determined that all unrealized losses are temporary, based on an evaluation of the creditworthiness of the issuers/guarantors as well as the underlying collateral, if applicable, and other facts and circumstances. The Bank monitors the credit ratings of all securities for downgrades as well as placement on negative outlook or credit watch. Management also evaluates other facts and circumstances that may be indicative of an other-than-temporary impairment condition. This includes, but is not limited to, an evaluation of the type of security and length of time and extent to which the fair value has been less than cost as well as certain collateral related characteristics such as FICO credit scores, LTV ratios, delinquency and foreclosure rates, and geographic concentrations, as applicable by security. Additionally, the Bank has the ability and the intent to hold such securities through to recovery of the unrealized losses. The ability and intent of the Bank is demonstrated by the fact that the Bank is well capitalized and has no need

Notes to Financial Statements (unaudited) (continued)

to sell these securities, nor has the Bank entered into any contractual constraints that would impact such intent and ability. As a result of this evaluation, management does not believe it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the individual securities. Therefore, the Bank does not consider the investments to be other-than-temporarily impaired at March 31, 2008.

Redemption Terms.  The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2008		December 31, 2007

(in thousands)		Estimated Fair		Estimated Fair
Year of Maturity	Amortized Cost	Value	Amortized Cost	Value

Due in one year or less	$531,835	$533,724	$715,342	$717,151
Due after one year through five years	627,100	642,074	541,085	551,539
Due after five years through ten years	124,865	124,017	129,006	127,131
Due after ten years	345,178	319,096	316,445	303,915

	1,628,978	1,618,911	1,701,878	1,699,736
Mortgage-backed securities	12,042,685	11,444,631	12,535,005	12,265,104

Total	$13,671,663	$13,063,542	$14,236,883	$13,964,840

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $91.1 million and $94.8 million at March 31, 2008 and December 31, 2007, respectively.

Interest Rate Payment Terms.  The following table details interest rate payment terms for held-to-maturity securities at March 31, 2008 and December 31, 2007.

	March 31,	December 31,
(in thousands)	2008	2007

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$1,090,463	$1,188,598
Variable-rate	538,515	513,280

	1,628,978	1,701,878
Amortized cost of held-to-maturity mortgage-backed securities:
Pass through securities:
Fixed-rate	5,551,353	5,788,676
Variable-rate	162,314	169,320
Collateralized mortgage obligations:
Fixed-rate	6,047,757	6,281,389
Variable-rate	281,261	295,620

	12,042,685	12,535,005

Total held-to-maturity securities	$13,671,663	$14,236,883

Realized Gains and Losses.  There were no sales of held-to-maturity securities and, therefore, no realized gains or losses on sales, for the three months ended March 31, 2008 and 2007, respectively.

Notes to Financial Statements (unaudited) (continued)

Note 6 – Loans to Members

Redemption Terms.  At March 31, 2008, the Bank had loans to members outstanding including AHP loans at interest rates ranging from 0% to 8.56% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.50%.

	March 31, 2008		December 31, 2007

		Weighted		Weighted
(dollars in thousands)		Average		Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$26,976,033	3.10%	$30,817,796	4.36%
Due after 1 year through 2 years	10,673,015	4.58%	8,893,651	4.75%
Due after 2 years through 3 years	15,370,770	4.28%	10,368,080	4.85%
Due after 3 years through 4 years	2,643,521	3.82%	2,523,353	4.94%
Due after 4 years through 5 years	5,971,056	4.42%	5,285,318	4.72%
Thereafter	9,827,597	5.07%	9,968,932	5.07%

Total par value	71,461,992	3.98%	67,857,130	4.64%

Discount on AHP loans to members	(1,241)		(1,289)
Deferred prepayment fees	(158)		(178)
SFAS 133 hedging adjustments	2,003,770		941,859

Total book value	$73,464,363		$68,797,522

The Bank offers loans to members that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At March 31, 2008 and December 31, 2007, the Bank had returnable loans of $3.5 billion and $3.6 billion, respectively. The following table summarizes loans to members by year of contractual maturity or next call date for returnable loans to members.

(in thousands)	March 31,	December 31,
Year of Contractual Maturity or Next Call Date	2008	2007

Due in 1 year or less	$30,401,033	$34,346,796
Due after 1 year through 2 years	10,674,015	8,894,651
Due after 2 years through 3 years	14,919,770	9,862,080
Due after 3 years through 4 years	2,628,521	2,195,352
Due after 4 years through 5 years	4,617,056	4,264,319
Thereafter	8,221,597	8,293,932

Total par value	$71,461,992	$67,857,130

Notes to Financial Statements (unaudited) (continued)

The Bank also offers convertible loans. With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At March 31, 2008 and December 31, 2007, the Bank had convertible loans outstanding of $9.4 billion and $9.3 billion, respectively. The following table summarizes loans to members by year of contractual maturity or next convertible date for convertible loans.

(in thousands)	March 31,	December 31,
Year of Contractual Maturity or Next Convertible Date	2008	2007

Due in 1 year or less	$34,803,553	$38,274,066
Due after 1 year through 2 years	10,732,795	9,200,901
Due after 2 years through 3 years	14,121,420	9,136,860
Due after 3 years through 4 years	2,262,421	1,981,902
Due after 4 years through 5 years	4,176,456	3,948,719
Thereafter	5,365,347	5,314,682

Total par value	$71,461,992	$67,857,130

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

The Bank’s potential credit risk from loans to members is concentrated in commercial banks and savings institutions. As of March 31, 2008, the Bank had loans to members of $48.7 billion outstanding to the five largest borrowers, which represented 68.2% of the total loans outstanding. Of these five, three each had outstanding loan balances in excess of 10% of the total portfolio at March 31, 2008. As of December 31, 2007, the Bank had loans to members of $49.0 billion outstanding to the five largest borrowers, which represented 72.3% of total loans outstanding. Of these five, two each had outstanding loan balances in excess of 10% of the total portfolio at December 31, 2007. The Bank held sufficient collateral to secure loans to members and the Bank does not expect to incur any losses on these loans. See Note 11 for further information on transactions with related parties.

Interest Rate Payment Terms.  The following table details interest rate payment terms for loans to members.

	March 31,	December 31,
(in thousands)	2008	2007

Fixed rate – overnight	$5,511,353	$5,950,009
Fixed rate – term	56,768,831	56,563,552
Variable-rate	9,181,808	5,343,569

Total par value	$71,461,992	$67,857,130

For loans to members due beyond one year, at March 31, 2008, the Bank had $35.6 billion of fixed rate loans and $8.9 billion of variable rate loans. At December 31, 2007, these balances were $32.0 billion and $5.0 billion, respectively.

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

Notes to Financial Statements (unaudited) (continued)

The following table presents information as of March 31, 2008 and December 31, 2007 on mortgage loans held for portfolio.

	March 31,	December 31,
(in thousands)	2008	2007

Fixed medium-term single-family mortgages(1)	$1,107,539	$1,131,391
Fixed long-term single-family mortgages(1)	4,962,922	5,029,240

Total par value	6,070,461	6,160,631

Premiums	64,615	66,862
Discounts	(23,216)	(23,661)
SFAS 133 hedging adjustments	16,196	16,959

Total mortgage loans held for portfolio	$6,128,056	$6,220,791

Note:

(1)  Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity.

	March 31,	December 31,
(in thousands)	2008	2007

Government-guaranteed/insured loans	$503,195	$523,803
Conventional loans	5,567,266	5,636,828

Total par value	$6,070,461	$6,160,631

Year of maturity

Due within one year	$23	$17
Due after one year through five years	2,940	1,844
Due after five years	6,067,498	6,158,770

Total par value	$6,070,461	$6,160,631

Note 8 – Derivatives and Hedging Activities

The components of net gains (losses) on derivatives and hedging activities for the three months ended March 31, 2008 and 2007, respectively are presented in the following table.

	For the three months ended
	March 31,	March 31,
(in thousands)	2008	2007

Gains related to fair value hedge ineffectiveness	$5,955	$5,324
Losses on economic hedges	(1,876)	(535)
Other	266	156
Gains (losses) on intermediary hedges	(1)	52

Net gains on derivatives and hedging activities	$4,344	$4,997

The fluctuations in the various gains (losses) categories were primarily due to changes in interest rates. There were no material amounts for the three months ended March 31, 2008 and 2007 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two month period thereafter. As of March 31, 2008, the deferred net gains on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next twelve months was $0.6 million. Normally, the maximum length of time over which the Bank hedges its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 45 days or less. The Bank did not have any hedges related to the exposure to the variability in future cash flows for forecasted transactions at March 31, 2008.

Notes to Financial Statements (unaudited) (continued)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007

		Estimated		Estimated
(in thousands)	Notional	Fair Value	Notional	Fair Value

Interest rate swaps
Fair value	$70,176,576	$(1,054,171)	$69,626,956	$(359,111)
Economic	676,000	(5,072)	126,000	(3,742)
Intermediation	5,555	8	7,649	13
Interest rate swaptions
Economic	1,250,000	-	1,400,000	340
Interest rate caps/floors
Economic	225,000	631	-	-
Interest rate forward settlement agreements
Fair value	5,310	54	2,088,000	(3,026)
Mortgage delivery commitments
Economic	27,333	95	6,622	26

Total	$72,365,774	$(1,058,455)	$73,255,227	$(365,500)

Total derivatives excluding accrued interest		$(1,058,455)		$(365,500)
Accrued interest		95,028		114,776
Cash collateral held by counterparty and related accrued interest		647,852		60,986
Cash collateral held from counterparty and related accrued interest		(212,167)		(193,588)

Net derivative balances		$(527,742)		$(383,326)

Net derivative asset balances		$63,853		$46,969
Net derivative liability balances		(591,595)		(430,295)

Net derivative balances		$(527,742)		$(383,326)

The Bank enters into master netting arrangements which allow the Bank to net derivative gain or loss position by derivative counterparty. Based on the net derivative position with each derivative counterparty, the Bank may receive (post) cash collateral from (to) the counterparty. In accordance with FIN 39-1, the Bank has offset cash collateral and related accrued interest against the net fair value of derivatives.

Credit Risk.  At March 31, 2008 and December 31, 2007, the Bank’s maximum credit risk associated with derivatives was approximately $276.0 million and $240.6 million, respectively. These totals include $58.4 million and $72.0 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables on the derivatives, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $211.7 million and $192.9 million as collateral as of March 31, 2008 and December 31, 2007, respectively. Four counterparties comprised 82% of the Bank’s total credit risk when measured after consideration for related collateral as of March 31, 2008. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. See Note 13 for further discussion regarding assets pledged by the Bank to these counterparties.

Details regarding the Bank’s derivatives and hedging policies and practices can be found in Note 11 of the footnotes to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

Notes to Financial Statements (unaudited) (continued)

Note 9 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 15 of the footnotes to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

The following table details interest rate payment terms for consolidated obligation bonds.

	March 31,	December 31,
(in thousands)	2008	2007

Par value of consolidated bonds:
Fixed-rate	$43,350,949	$46,013,264
Step-up	1,300,150	2,495,150
Floating-rate	14,795,000	8,265,000
Zero coupon	4,028,000	4,028,000
Range bonds	350,000	559,380
Conversion bonds:
Fixed to floating	15,000	45,000
Floating to fixed	125,000	115,000

Total par value	$63,964,099	$61,520,794

Maturity Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	March 31, 2008		December 31, 2007

(dollars in thousands)		Weighted Average		Weighted Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$14,686,500	3.74%	$15,484,500	4.60%
Due in 1 year through 2 years	14,915,250	3.88%	11,535,630	4.67%
Due in 2 years through 3 years	4,858,000	4.63%	5,861,000	4.77%
Due in 3 years through 4 years	2,598,000	4.80%	2,663,000	5.03%
Due in 4 years through 5 years	6,936,000	4.97%	6,135,000	5.12%
Thereafter	14,630,500	3.63%	14,652,000	3.76%
Index amortizing notes	5,339,849	4.97%	5,189,664	4.96%

Total par value	63,964,099	4.09%	61,520,794	4.53%

Bond premiums	30,801		18,970
Bond discounts	(3,046,842)		(3,064,771)
SFAS 133 hedging adjustments	487,941		138,396

Total book value	$61,435,999		$58,613,389

The Bank’s consolidated obligation bonds included:

	March 31,	December 31,
(in thousands)	2008	2007

Par value of consolidated bonds:
Noncallable	$41,616,449	$35,636,264
Callable	22,347,650	25,884,530

Total par value	$63,964,099	$61,520,794

Notes to Financial Statements (unaudited) (continued)

The following table summarizes consolidated obligation bonds outstanding by year of contractual maturity or next call date.

(in thousands)
	March 31,	December 31,
Year of Contractual Maturity or Next Call Date	2008	2007

Due in 1 year or less	$29,084,650	$32,954,530
Due in 1 year through 2 years	18,904,100	12,658,100
Due in 2 years through 3 years	4,185,000	4,570,000
Due in 3 years through 4 years	1,094,000	1,259,000
Due in 4 years through 5 years	1,834,000	1,369,000
Thereafter	3,522,500	3,520,500
Index amortizing notes	5,339,849	5,189,664

Total par value	$63,964,099	$61,520,794

Consolidated Discount Notes.  Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows:

	March 31,	December 31,
(dollars in thousands)	2008	2007

Book value	$34,110,759	$34,685,085
Par value	34,183,715	34,801,868
Weighted average interest rate	2.58%	4.27%

Note 10 – Capital

The following table demonstrates the Bank’s compliance with capital requirements at March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007

(dollars in thousands)	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$1,337,359	$4,516,230	$646,815	$4,294,921
Total capital-to-asset ratio	4.0%	4.3%	4.0%	4.3%
Total regulatory capital	$4,185,716	$4,525,424	$4,037,431	$4,302,773
Leverage ratio	5.0%	6.5%	5.0%	6.4%
Leverage capital	$5,232,146	$6,783,539	$5,046,789	$6,450,235

Capital Concentrations.  The following table presents member holdings of ten percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
(dollars in thousands)
		Percent of		Percent of
Member	Capital stock	total	Capital stock	total

Sovereign Bank, Reading PA	$902,009	21.4%	$894,456	22.4%
ING Bank, FSB, Wilmington DE	563,421	13.4%	614,161	15.4%
GMAC Bank, Midvale UT	512,947	12.2%	533,102	13.3%
PNC Bank, N.A. Pittsburgh PA	442,671	10.5%	336,309	8.4%

Mandatorily Redeemable Capital Stock.  At both March 31, 2008 and December 31, 2007 the Bank had $3.9 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the three months ended March 31, 2008 and 2007, dividends on mandatorily

Notes to Financial Statements (unaudited) (continued)

redeemable capital stock in the amount of $49 thousand and $152 thousand, respectively, were recorded as interest expense. There have been no reclassifications of mandatorily redeemable capital stock back into capital.

As of March 31, 2008, two members (one of which is in receivership) had notified the Bank to voluntarily redeem their capital stock and withdraw from membership. These redemptions were not complete as of March 31, 2008. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption.

	March 31,	December 31,
(in thousands)	2008	2007

Due in 1 year or less	$5	$1
Due in 1 year through 2 years	-	4
Due in 2 years through 3 years	3,899	3,899
Due in 3 years through 4 years	14	11
Due in 4 years through 5 years	3	6
Thereafter	8	8

Total	$3,929	$3,929

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a nonmember (former member that withdrew from membership, merged into a nonmember or was otherwise acquired by a nonmember).

The Bank’s repurchases of capital stock related to out of district mergers were immaterial for the three months ended March 31, 2008. The Bank repurchased $2.3 million of capital stock related to out-of-district mergers for the three months ended March 31, 2007.

The following table provides the number of stockholders and the related dollar amounts for activities recorded in mandatorily redeemable stock for the three months ended March 31, 2008 and 2007.

	2008		2007

	Number of		Number of
(in thousands)	Stockholders	Amount	Stockholders	Amount

Balance, beginning of the period	3	$3,929	4	$7,892
Capital stock subject to mandatory redemption reclassified from equity due to withdrawals	-	-	-	-
Redemption of mandatorily redeemable capital stock due to withdrawals	-	-	-	(2,326)

Balance, end of the period	3	$3,929	4	$5,566

Dividends.  All dividend payments are subject to the approval of the Bank’s Board. Dividends may be paid in either capital stock or cash, although the Bank has historically paid cash dividends only. At March 31, 2008, Bank retained earnings stood at $305.8 million, representing an increase of $9.5 million, or 3.2%, from December 31, 2007. In September 2007, the Board approved a revised retained earnings policy. This revised policy recommends a level of retained earnings and includes components for market, credit, operating and accounting risks. If forecasted retained earnings are sufficiently below this recommended level, the Board must establish an explicit implementation approach and timetable for reaching an adequate level of retained earnings. At March 31, 2008, forecasted retained earnings fell below this level. This shortfall was primarily due to an increase in the required market risk capital component of the calculation, which is the same as the Bank’s market risk-based capital calculation reported above. The increase in market risk-based capital was primarily caused by widening mortgage asset related credit spreads and a decline in the ratio of the Bank’s market value of equity to book value of equity, which fell from 86% at December 31, 2007 to 73% at March 31, 2008. In accordance with the Finance Board’s risk-based capital regulation, the Bank is required to record additional market risk-based capital when the ratio falls below 85%. Consistent with the retained earnings policy, the Board is establishing an approach and timetable for reaching an appropriate level of retained earnings. Further details of the components of required risk-based capital are presented in the “Financial Condition – Retained Earnings” and “Capital Resources” discussions in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Notes to Financial Statements (unaudited) (continued)

The amount the Board determines to pay out will be affected by, among other factors, the level of retained earnings recommended under the retained earnings policy.

Additional discussions regarding mandatorily redeemable capital stock, members’ capital requirements and the restrictions on capital stock redemption can be found in Note 18 of the footnotes to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

Note 11 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	March 31,	December 31,
(in thousands)	2008	2007

Investments(1)	$271,150	$242,415
Loans to members	44,439,228	38,631,391
Deposits	1,822,806	1,238,562
Capital stock	2,471,291	2,136,392

The following table summarizes the Statement of Operations effects corresponding to the above related party member balances and the total MPF volume purchased.

	Three months ended March 31,
(in thousands)	2008	2007

Interest income on investments(1)	$2,751	$-
Interest income on loans to members	507,773	449,410
Interest expense on deposits	435	224
Interest income on MPF	1,795	1,896
Total MPF volume purchased	2,357	163

Note:

(1)	Reflects balances related to the Bank’s investment in Pennsylvania Housing Finance Agency (PHFA) obligations, of which one of the Bank’s appointed Public Interest Directors is the CEO. The Bank owned these obligations in 2006; however, they were not considered related party transactions until PHFA’s CEO joined the Bank’s Board in 2007.

Prior to May 1, 2006, the Bank regularly sold participation interests in the mortgage loans purchased from members to the FHLBank of Chicago. Upon execution of a services agreement, which became effective May 1, 2006, both parties agreed to discontinue the practice and a transaction services fee was paid to the FHLBank Chicago in lieu of selling participations. A new services agreement was executed on August 31, 2007 which continues payment of the transaction services fees to FHLBank of Chicago.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago:

	Three months ended March 31,
(in thousands)	2008	2007

Mortgage loans participated to FHLBank of Chicago	$-	$25
Servicing fee expense	62	36
Interest income on MPF deposits	31	65

	March 31,	December 31,
(in thousands)	2008	2007

Interest-bearing deposits maintained with FHLBank of Chicago	$ 1,932	$ 4,389

Notes to Financial Statements (unaudited) (continued)

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The following table includes gross amounts transacted under these arrangements for the three months ended March 31, 2008 and 2007.

	Three months ended March 31,

(in millions)	2008	2007

Borrowed from other FHLBanks	$4.7	$1.5
Repaid to other FHLBanks	4.7	1.5
Loaned to other FHLBanks	-	-
Repaid by other FHLBanks	0.5	-

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three months ended March 31, 2008, the Bank assumed the debt of other FHLBanks having a total par value of $300 million and total fair value of $314 million. During the three months ended March 31, 2007, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2008 and 2007.

Additional discussions regarding related party transactions including the definition of related parties can be found in Note 20 of the footnotes to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

Note 12 – Estimated Fair Values

As discussed in Note 2 to the financial statements, the Bank adopted SFAS 157 and SFAS 159 on January 1, 2008. SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 159 provides companies with an option to elect fair value as an alternative measurement for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. Under SFAS 159, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. The Bank has not elected the fair value option on any financial assets or liabilities under SFAS 159.

According to SFAS 157, fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, (i.e., an exit price) in an orderly transaction between market participants at the measurement date in the principal (or most advantageous) market for the asset or liability. SFAS 157 established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the measurement is determined. This overall level is an indication of how market observable the fair value measurement is and defines the level of required disclosures.

The Bank carries derivatives as well as trading and available-for-sale securities at fair value on the Statement of Condition. Outlined below is the application of the fair value hierarchy established by SFAS 157 to the Bank’s financial assets and financial liabilities that are carried at fair value.

Level 1 – defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. The Bank’s trading securities are considered Level 1 instruments because they consist of publicly traded mutual funds.

Notes to Financial Statements (unaudited) (continued)

Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank’s derivative instruments and some of the Bank’s available-for-sale securities are considered Level 2 instruments based on the inputs utilized to derive fair value.

Level 3 – defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those supported by little or no market activity or by the entity’s own assumptions. The Bank’s available-for-sale securities for which observable inputs are not available and are valued using unobservable inputs are considered Level 3 instruments.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. A discussion of the valuation techniques, inputs, and validation processes (as applicable) utilized by the Bank for the assets and liabilities carried at fair value on the Statement of Condition is as follows:

Trading Securities.  Fair values for these instruments are based on quoted market prices.

Available-for-sale Securities.  The Bank’s available-for-sale portfolio consists of mortgage-related securities which are typically valued using a modified matrix pricing approach. The valuation inputs for matrix pricing basically consist of transaction data relating to other securities whose prices are more readily ascertainable in the market to produce a hypothetical value based on the estimated spread relationship between the securities. In some instances, the fair value of certain securities cannot be determined using matrix pricing due to the lack of relevant market data. As such, these securities are valued using a valuation technique with key inputs including interest rate yield curves, spreads, and prepayment speeds. Securities that cannot be valued using the matrix pricing approach are generally classified within Level 3 of the fair value hierarchy.

The Bank performs several validation steps in order to verify the reasonableness of both third-party and internally-derived fair values. These steps may include, but are not limited to, (1) a detailed review of instruments with significant periodic price changes and (2) a review of the reasonableness of the Option Adjusted Spread (OAS) implied by the security price.

Derivatives.  Quoted market prices do not exist for the derivative instruments entered into by the Bank as they are executed over the counter. As such, fair values for these instruments are estimated primarily using discounted cash flow modeling. Significant inputs include the LIBOR curve and, in some cases, a market volatility assumption. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

The Bank performs several validation steps to verify the reasonableness of the fair value output generated by these cash flow models. In addition to an annual model validation, the Bank prepares a monthly reconciliation of internally-derived derivative fair values to estimates of fair value provided by the derivative counterparty. These processes provide a reasonable basis for the Bank to place continued reliance on the derivative fair values generated by the Bank’s models.

Notes to Financial Statements (unaudited) (continued)

The following tables present for each SFAS 157 hierarchy level, the Bank’s assets and liabilities that are measured at fair value on its Statements of Condition at March 31, 2008.

				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total

Assets:
Trading securities	$7,350	$-	$-	$-	$7,350
Available-for-sale securities	-	32,563	3,736	-	36,299
Derivative assets	-	1,176,559	-	(1,112,706)	63,853

Total assets at fair value	$7,350	$1,209,122	$3,736	$(1,112,706)	$107,502

Liabilities:
Derivative liabilities	$-	$2,139,986	$-	$(1,548,391)	$591,595

Total liabilities at fair value	$-	$2,139,986	$-	$(1,548,391)	$591,595

Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2008.

Fair Value Measurements Using
(in thousands)	Significant Unobservable Inputs (Level 3)

Balance at January 1, 2008	$24,916

Total gains or losses (realized/unrealized):
Included in net (gains) losses on changes in fair value	-
Included in other comprehensive income	(1,074)
Purchase, issuances and settlements	(309)
Transfers in and/or out of Level 3	(19,797)

Balance at March 31, 2008	$3,736

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2008	$-

Notes to Financial Statements (unaudited) (continued)

The following estimated fair value amounts associated with the Bank’s financial instruments have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2008 and December 31, 2007. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. In addition to these estimated fair value limitations on specific assets and liabilities, no value has been ascribed to the future business opportunities of the Bank which would be included in an overall valuation of the Bank as a going concern.

Details regarding the estimation of fair value amounts for each category in the Statement of Condition can be found in Note 21 to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

The carrying value and estimated fair values of the Bank’s financial instruments at March 31, 2008 and December 31, 2007 are presented in the tables below.

March 31, 2008
Fair Value Summary Table

	Carrying	Net Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$71,554	$-	$71,554
Interest-bearing deposits	6,151,932	1,389	6,153,321
Federal funds sold	4,440,000	(101)	4,439,899
Trading securities	7,350	-	7,350
Available-for-sale securities	36,299	-	36,299
Held-to-maturity securities	13,671,663	(608,121)	13,063,542
Loans to members	73,464,363	17,301	73,481,664
Mortgage loans held for portfolio, net	6,126,826	25,213	6,152,039
BOB loans	12,569	-	12,569
Accrued interest receivable	515,420	-	515,420
Derivative assets	63,853	-	63,853

Liabilities
Deposits	$3,112,146	$(57)	$3,112,203
Consolidated obligations:
Discount notes	34,110,759	(9,913)	34,120,672
Bonds	61,435,999	(592,168)	62,028,167
Mandatorily redeemable capital stock	3,929	-	3,929
Accrued interest payable	582,786	-	582,786
Derivative liabilities	591,595	-	591,595

Notes to Financial Statements (unaudited) (continued)

December 31, 2007
Fair Value Summary Table

	Carrying	Net Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$67,388	$-	$67,388
Interest-bearing deposits	5,679,389	930	5,680,319
Federal funds sold	4,725,000	(432)	4,724,568
Trading securities	7,592	-	7,592
Available-for-sale securities	42,370	-	42,370
Held-to-maturity securities	14,236,883	(272,043)	13,964,840
Loans to members	68,797,522	19,892	68,817,414
Mortgage loans held for portfolio, net	6,219,736	(64,062)	6,155,674
BOB loans	12,830	-	12,830
Loans to other FHLBanks	500,000	(46)	499,954
Accrued interest receivable	529,031	-	529,031
Derivative assets	46,969	-	46,969

Liabilities
Deposits	$2,255,662	$(18)	$2,255,680
Consolidated obligations:
Discount notes	34,685,085	(703)	34,685,788
Bonds	58,613,389	(285,726)	58,899,115
Mandatorily redeemable capital stock	3,929	-	3,929
Accrued interest payable	557,178	-	557,178
Derivative liabilities	430,295	-	430,295

Note 13 – Commitments and Contingencies

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

The FHLBanks considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations. The Bank considers the joint and several liability as a related party guarantee. Related party guarantees meet the recognition scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at March 31, 2008 and December 31, 2007.

Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including BOB loans, totaled approximately $42.4 million and $2,104.5 million at March 31, 2008 and December 31, 2007, respectively. Commitments can be for periods of up to twelve months. Standby letters of credit are executed for members for a fee. A standby letter of credit is generally a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were approximately $2.6 billion and $2.5 billion at March 31, 2008 and December 31, 2007, respectively. Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Board regulations, the Bank has not recorded any additional liability on these commitments and

Notes to Financial Statements (unaudited) (continued)

standby letters of credit. Excluding BOB, commitments and standby letters of credit are fully collateralized at the time of issuance.

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $27.3 million and $6.6 million at March 31, 2008 and December 31, 2007, respectively. Commitments are generally for periods not to exceed 365 days. In accordance with Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), such commitments are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. The Bank had pledged, as collateral, cash and securities to counterparties that have market risk exposure from the Bank related to derivative agreements. The Bank had $646.4 million and $60.6 million cash pledged at March 31, 2008 and December 31, 2007. There were no securities pledged as of March 31, 2008 and December 31, 2007.

The Bank had committed to issue or purchase consolidated obligations totaling $175 million and $960 million at March 31, 2008 and December 31, 2007, respectively.

The Bank has terminated its previous lease and signed a new lease, effective May 1, 2008, to remain at its existing location, 601 Grant Street. The lease has a term of 17 years, expiring April 30, 2025, with the option for two additional renewal terms of five years each. However, the Bank also has the right to terminate the lease, after 10, 12 and 15 years at a cost estimated to be less than $1 million.

The Bank charged to operating expense net rental costs of approximately $0.6 million for the three months ended March 31, 2008 and 2007.

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

Item 4T: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2008.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any such proceedings that might result in the Bank’s ultimate liability in an amount that will have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2007 Annual Report filed on Form 10-K. Management believes that there have been no material changes to those Risk Factors, other than changes to the FHLBank of Chicago and FHLBank of DesMoines outlooks, as noted below.

	Moody’s Investor Service	Standard & Poor’s
Consolidated obligation discount notes	P-1	A-1+
Consolidated obligation bonds	Aaa	AAA

	Moody’s Senior	S&P Senior
	Unsecured Long-Term	Unsecured Long-Term
FHLBank	Debt Rating/Outlook	Debt Rating/Outlook
Atlanta	Aaa/Stable	AAA/Stable
Boston	Aaa/Stable	AAA/Stable
Chicago	Aaa/Stable	AA+/Watch Negative
Cincinnati	Aaa/Stable	AAA/Stable
Dallas	Aaa/Stable	AAA/Stable
Des Moines	Aaa/Stable	AAA/Stable
Indianapolis	Aaa/Stable	AAA/Stable
New York	Aaa/Stable	AAA/Stable
Pittsburgh	Aaa/Stable	AAA/Stable
San Francisco	Aaa/Stable	AAA/Stable
Seattle	Aaa/Stable	AA+/Stable
Topeka	Aaa/Stable	AAA/Stable

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit 10.21	2008 Directors’ Fee Policy#
Exhibit 10.22	Executive Officer Agreement and Release with COO William G. Batz#
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

#Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: May 9, 2008

By:	/s/ Kristina K. Williams Kristina K. Williams Chief Financial Officer