Form 10-Q
period 2008-06-30
Federal Home Loan Bank of Pittsburgh
filed 2008-08-05
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number: 000-51395

FEDERAL HOME LOAN BANK OF PITTSBURGH
(Exact name of registrant as specified in its charter)

Federally Chartered Corporation	25-6001324
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Grant Street Pittsburgh, PA 15219	15219
(Address of principal executive offices)	(Zip Code)

(412) 288-3400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller Reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

There were 40,176,379 shares of common stock with a par value of $100 per share outstanding at July 31, 2008.

FEDERAL HOME LOAN BANK OF PITTSBURGH

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION	1
Item 1: Financial Statements (unaudited)	41
Notes to Financial Statements (unaudited)	47
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	1
Risk Management	29
Item 3: Quantitative and Qualitative Disclosures about Market Risk	69
Item 4: Controls and Procedures	69
PART II – OTHER INFORMATION	70
Item 1: Legal Proceedings	70
Item 1A: Risk Factors	70
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3: Defaults upon Senior Securities	70
Item 4: Submission of Matters to a Vote of Security Holders	70
Item 5: Other Information	70
Item 6: Exhibits	71
SIGNATURE	72

i.

PART I – FINANCIAL INFORMATION

Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Overview should be read in conjunction with the Bank’s unaudited financial statements and footnotes to financial statements in this report on Form 10-Q as well as the Bank’s 2007 Annual Report filed on Form 10-K.

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

The Bank is supervised and regulated by the Federal Housing Finance Board (Finance Board), which is an independent agency in the executive branch of the United States government. As described further in the “Legislative and Regulatory Actions” section of Management’s Discussion and Analysis, effective July 30, 2008 on enactment of the Housing and Economic Recovery Act of 2008, the Federal Housing Finance Agency became the federal regulator of the FHLBanks and the regulations of the Finance Board transferred to the Federal Housing Finance Agency. On and after July 30, 2008, references to the Finance Board in this report on Form 10-Q shall be deemed to refer to the Federal Housing Finance Agency. The Bank is also subject to regulation by the Securities and Exchange Commission (SEC).

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

The Bank provides members with two options regarding collateral agreements: a blanket collateral pledge agreement and a specific collateral pledge agreement. These agreements require one of three types of collateral status: undelivered, detail listing or delivered status. All collateral securing loans to members is discounted to help protect the Bank from default in adverse conditions. Eligible collateral value represents either book value or fair value of pledged collateral multiplied by the applicable discounts. These discounts, also referred to as collateral weighting, vary by collateral type and whether the calculation is based on book value or fair value of the collateral. They also typically include consideration for estimated costs to sell or liquidate and the risk of a decline in the collateral value due to market or credit volatility. As additional security for each member’s indebtedness, the Bank has a statutory lien on the member’s capital stock in the Bank.

At June 30, 2008, approximately 44.0% of eligible collateral value to secure loans made by the Bank was single-family residential mortgage loans, which include a very low amount of manufactured housing loans. Securities, including U.S. Treasuries, U.S. agency securities, GSE mortgage-backed securities (MBS), and private label MBS with a credit rating of AAA, accounted for approximately 26.9% of the eligible collateral value held by members at June 30, 2008. FHLB deposits and multi-family residential mortgages comprised only 2.9% of the eligible collateral value used to secure loans at June 30, 2008. The Bank also may accept other real estate related collateral (ORERC) as qualifying collateral; this accounted for approximately 26.2% of the eligible collateral value held by members as of June 30, 2008.

The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in the members’ quarterly reporting of mortgage data. This amount is deducted from the calculation of the member’s borrowing capacity. Members may request that subprime and nontraditional mortgage loan collateral be added back to their eligible collateral pool with the understanding that they will be subject to rigorous on-site review of such collateral and related analysis and practices. Weightings will be determined on a case-by-case basis. Management believes that the Bank has limited exposure to subprime loans in its collateral portfolio due to its business model and conservative policies pertaining to collateral.

At June 30, 2008 and December 31, 2007, on a borrower-by-borrower basis, the Bank had collateral with an eligible collateral value in excess of the book value of the loans. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

Changes to the Bank’s Member Products Policy, which went into effect May 6, 2008, focused on three main areas: (1) changes to lending values assigned to different types of collateral (i.e., collateral weightings); (2) delivery of collateral; and (3) member financial reporting requirements. Details regarding these changes are available in the “Loan Products” discussion in Management’s Discussion and Analysis in the Bank’s First Quarter 2008 report on Form 10-Q.

Investments

The Bank maintains a portfolio of investments for two main purposes: liquidity and additional earnings. For liquidity purposes, the Bank invests in shorter-term securities such as overnight Federal funds to ensure the availability of funds to meet member credit needs. The Bank also invests in other short-term investments, including term Federal funds, interest-earning certificates of deposit and commercial paper. The Bank also maintains a secondary liquidity portfolio, which may include U.S. agency and other GSE securities that can be financed in securities repurchase agreement transactions to raise additional funds. The Bank further enhances interest income by maintaining a long-term investment portfolio, including securities issued by GSEs and state and local government agencies and MBS.

See the “Risk Management” discussion in Item 2. Management’s Discussion and Analysis in this report on Form 10-Q for further discussion of the investment portfolio and related credit risk.

Mortgage Partnership Finance (MPF) Program

In 1999, the Bank began participating in the Mortgage Partnership Finance (MPF) Program under which the Bank invests in qualifying five- to 30-year conventional conforming and government-insured fixed-rate mortgage loans secured by one-to-four family residential properties.

The Bank offers three products under the MPF Program that are differentiated primarily by their credit risk structures: Original MPF, MPF Plus, and MPF Government. Further details regarding the credit risk structure for each of the products, as well as additional information regarding the MPF Program and the products offered by the Bank, is provided in the “Mortgage Partnership Finance Program” section in Item 7. Management’s Discussion and Analysis in the Bank’s 2007 Annual Report filed on Form 10-K.

On April 24, 2008, FHLBank of Chicago announced that it would no longer be purchasing loans under the MPF Program. This decision did not impact the Bank because the Bank has not sold any loans to FHLBank of Chicago since January 2007. The Bank remains committed to the MPF Program as an attractive secondary market alternative for community and mid-sized banks, and FHLBank of Chicago has been clear in its commitment to continue their role as service provider for the Bank and other participating FHLBanks. Additional details regarding risks associated with the MPF Program are discussed in Item 1A. Risk Factors in the Bank’s 2007 Annual Report filed on Form 10-K under the risk factor titled “The MPF Program has different risks than those related to the Bank’s traditional loan business; additionally, the Bank invests in MBS, which share similar risks to the MPF portfolio. Both could adversely impact the Bank’s profitability.”

On June 30, 2008, the Bank committed to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago. This transaction is covered by an existing agreement in place with FHLBank of Chicago and other MPF Banks under which the Bank has previously sold participation interests. As of July 31, 2008, the Bank had purchased $23.7 million under this arrangement.

The Bank held approximately $6.0 billion and $6.2 billion in mortgage loans at par under this Program at June 30, 2008 and December 31, 2007, respectively; these balances represented approximately 6.1% of total assets for both periods. Mortgage loans contributed approximately 9.7% and 8.8% of total interest income for the second quarter of 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the contribution was 8.4% and 9.0%, respectively.

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

Current Trends in the Financial Markets

The weakening of the U.S. residential mortgage market began to accelerate in mid-2007. Concerns over the impact of residential mortgage lending practices caused the subprime-related and broader credit markets to deteriorate considerably. In particular, the market for mortgage-related securities has had high levels of volatility and uncertainty, reduced demand and lack of liquidity, resulting in significantly wider credit spreads. Given the uncertainty in the mortgage markets, mortgage-related securities, particularly those backed by nontraditional mortgage products, continue to be subject to various rating agency downgrades. Central banks, including the Federal Reserve and the European Central Bank, have sought to prevent a serious and extended economic downturn resulting from these and other market difficulties by making significant interest rate reductions and taking liquidity actions.

The factors that caused the broad credit market deterioration in the housing and mortgage markets during the second half of 2007 have continued through the first six months of 2008. This deterioration has shown no signs of easing and some metrics have worsened. In the second quarter of 2008, further deterioration in the housing market occurred, as evidenced by growing delinquency and foreclosure rates on subprime and Alt-A mortgages.

The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	2nd	1st	2nd	Average	Average	2nd	1st	2nd
	Quarter	Quarter	Quarter	Year-to-	Year-to-	Quarter	Quarter	Quarter
	2008	2008	2007	Date	Date	2008	2008	2007
	Average	Average	Average	2008	2007	Ended	Ended	Ended

Target overnight Federal funds rate	2.08%	3.22%	5.25%	2.65%	5.25%	2.00%	2.25%	5.25%
3-month LIBOR	2.75%	3.29%	5.36%	3.02%	5.36%	2.78%	2.69%	5.36%
2-yr U.S. Treasury	2.41%	2.03%	4.80%	2.21%	4.78%	2.62%	1.59%	4.87%
5-yr. U.S. Treasury	3.15%	2.75%	4.76%	2.95%	4.70%	3.33%	2.44%	4.93%
10-yr. U.S. Treasury	3.87%	3.65%	4.84%	3.76%	4.76%	3.97%	3.41%	5.03%
15-yr. mortgage current coupon(1)	5.08%	4.71%	5.64%	4.89%	5.55%	5.35%	4.67%	5.89%
30-yr. mortgage current coupon(1)	5.58%	5.37%	6.00%	5.48%	5.89%	5.85%	5.27%	6.27%

Note:

(1) Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.

Trends in market interest rates significantly affect the Bank’s earnings and strategic decisions that manage the tradeoffs in the Bank’s market risk/return profile. A large portion of the Bank’s assets have short-term maturities or short-term adjustable-rate repricing terms, or are swapped to create synthetic short-term adjustable-rate repricing terms. Additionally, earnings generated from funding interest-earning assets with noninterest-bearing funds (such as capital stock) contribute a significant portion of the Bank’s net interest income. Interest rate trends also affect demand for loans to members, yields on assets and rates paid on consolidated obligations. The ongoing market turmoil, including its impact on other GSEs, has significantly increased the volatility of credit spreads on the Bank’s consolidated obligations. In the midst of this turmoil, the Bank was limited in its ability to issue longer-term debt at spreads consistent with historical levels.

The Bank is also heavily affected by the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. The Bank continues to have high concentrations of its loans to members portfolio outstanding to its top ten borrowers. Some of the Bank’s members continued to experience liquidity pressures in their capital market activities in the first six months of 2008. However, the rapid growth of the loans to members portfolio experienced during the last six months of 2007 slowed in the beginning of 2008 and reversed slightly by the end of June; portfolio balances at June 30, 2008 reflected a decline of 3.6% from December 31, 2007.

 Financial Highlights

The Statement of Operations data for the three and six months ended June 30, 2008 and 2007 and the Condensed Statement of Condition data as of June 30, 2008 are unaudited and were derived from the financial statements included in this report. The Condensed Statement of Condition data as of December 31, 2007 was derived from the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

Statement of Operations

	Three months ended		Six months ended
	June 30,		June 30,

(in millions, except per share data)	2008	2007	2008	2007

Net interest income before provision (benefit) for credit losses	$88.6	$85.8	$178.3	$169.5
Provision (benefit) for credit losses	2.1	(0.1)	3.4	1.8
Other income, excluding net gains (losses) on derivatives and hedging activities	1.9	1.5	2.9	3.1
Net gains (losses) on derivatives and hedging activities	(0.7)	(1.7)	3.7	3.3
Other expense	15.6	14.7	31.1	29.9

Income before assessments	72.1	71.0	150.4	144.2
Assessments	19.1	18.9	39.9	38.3

Net income	$53.0	$52.1	$110.5	$105.9

Earnings per share (1)	$1.31	$1.70	$ 2.70	$ 3.43

Dividends	$38.4	$46.0	$86.4	$95.3
Weighted average dividend rate (2)	3.75%	6.00%	4.36%	5.91%
Return on average capital	4.89%	6.29%	5.07%	6.38%
Return on average assets	0.21%	0.28%	0.22%	0.29%
Net interest margin (3)	0.36%	0.47%	0.36%	0.47%

Total capital ratio (at period-end) (4)	4.37%	4.56%	4.37%	4.56%
Total average capital to average assets	4.31%	4.50%	4.29%	4.51%

Notes:

(1)	Earnings per share calculated based on net income.

(2)	Weighted average dividend rates are calculated as annualized dividends paid in the period divided by the average capital stock balance outstanding during the period on which the dividend is based.

(3)	Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.

(4)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at period end.

Condensed Statement of Condition

	June 30,	December 31,
(in millions)	2008	2007(1)

Loans to members	$66,329.0	$68,797.5
Investments - Federal funds sold, interest-earning deposits and investment securities (2)	25,499.1	24,691.3
Mortgage loans held for portfolio, net	6,027.5	6,219.7
Total assets	98,567.1	100,935.8
Deposits and other borrowings (3)	4,059.1	2,259.6
Consolidated obligations, net (4)	89,230.6	93,298.5
AHP payable	63.7	59.9
REFCORP payable	13.2	16.7
Capital stock - putable	3,997.8	3,994.7
Retained earnings	320.4	296.3
Total capital	4,304.3	4,284.7

Notes:

(1)	Balances reflect the impact of reclassifications due to FIN 39-1.
(2)	None of these securities were purchased under agreements to resell.
(3)	Includes mandatorily redeemable capital stock.
(4)	Aggregate FHLB System-wide consolidated obligations (at par) were $1.3 trillion and $1.2 trillion at June 30, 2008 and December 31, 2007, respectively.

Forward-Looking Information

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, or judicial events; changes in the Bank’s capital structure; membership changes; changes in the demand by Bank members for Bank loans to members; an increase in loans to members prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this report on Form 10-Q, as well as the Bank’s 2007 Annual Report filed on Form 10-K.

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report on Form 10-Q as well as the audited financial statements and analysis for the year ended December 31, 2007, included in the Bank’s 2007 Annual Report filed on Form 10-K.

Summary of Financial Results

Net Income and Return on Capital. The Bank’s second quarter 2008 net income was $53.0 million, an increase of $0.9 million, or 1.7%, over second quarter 2007. This increase was primarily driven by higher net interest income and other income, which offset higher provision for credit losses and higher expenses. Details of the Statement of Operations are discussed more fully below. The Bank’s return on average capital declined to 4.89% in the second quarter of 2008, down from 6.29% in the same year-ago period.

Net income for the six months ended June 30, 2008 was $110.5 million, an increase of $4.6 million, or 4.3%, over the prior year results. This increase was driven by higher net interest income, offset by higher provision for credit losses and other expenses. The Bank’s return on average capital declined to 5.07% for the six months ended June 30, 2008, down from 6.38% in the same year-ago period.

While both net income and average capital grew quarter over quarter and year over year, the percentage growth in average capital, driven by higher loans to members, was greater than the percentage growth in net income in both comparisons. Quarter over quarter, the growth of average capital was more than 20 times the growth in net income; year over year, the growth was almost 7 times. This resulted in an overall decrease in the ratio for both comparisons presented.

Dividend Rate. Management and the Board regard quarterly dividend payments as an important conduit through which a direct investment return is provided to the Bank’s members. The Bank’s weighted average dividend rate declined to 3.75% in the second quarter of 2008 compared to 6.00% in the second quarter of 2007; year over year, the rate declined to 4.36% compared to 5.91%. The decreases were due to an overall decline in dividends paid and an increase in the average capital stock. The decrease in dividends paid was due in part to the overall decrease in short-term interest rates as well as the need to build retained earnings to improve the Bank’s market value of equity. Retained earnings were $320.4 million as of June 30, 2008, compared to $296.3 million at December 31, 2007. See additional discussion regarding dividends and retained earnings levels in the “Financial Condition” section of Item 2. Management’s Discussion and Analysis in this report on Form 10-Q.

Net Interest Income

The following tables summarize the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three and six months ended June 30, 2008 and 2007.
Average Balances and Interest Yields/Rates Paid(1)

	Three months ended June 30,
	2008			2007

		Interest	Avg. Yield/		Interest	Avg. Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold(2)	$4,015.1	$20.2	2.02	$3,929.2	$51.6	5.27
Interest-earning deposits	6,706.7	47.9	2.87	3,908.3	52.2	5.36
Investment securities(3)	13,384.0	163.3	4.91	12,388.4	153.0	4.95
Loans to members(4)	68,345.4	490.3	2.89	45,878.4	625.9	5.47
Mortgage loans held for portfolio(5)	6,081.1	77.8	5.15	6,651.4	85.4	5.15

Total interest-earning assets	98,532.3	799.5	3.26	72,755.7	968.1	5.34
Allowance for credit losses	(9.1)			(7.3)
Other assets(4)(5)	2,516.9			1,151.6

Total assets	$101,040.1			$73,900.0

Liabilities and capital
Interest-bearing deposits	$2,028.4	$10.0	1.98	$1,684.2	$21.5	5.12
Consolidated obligation discount notes	27,488.6	157.1	2.30	16,266.6	211.8	5.22
Consolidated obligation bonds(4)	65,181.4	543.7	3.35	51,832.7	647.7	5.01
Other borrowings	7.1	0.1	4.13	94.5	1.3	5.55

Total interest-bearing liabilities	94,705.5	710.9	3.02	69,878.0	882.3	5.07
Other liabilities(4)	1,981.4			696.2
Total capital	4,353.2			3,325.8

Total liabilities and capital	$101,040.1			$73,900.0

Net interest spread			0.24			0.27
Impact of noninterest-bearing funds			0.12			0.20

Net interest income/ net interest margin		$88.6	0.36		$85.8	0.47

Notes:

(1)	Average balances do not reflect the impact of reclassifications due to FIN 39-1.
(2)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(3)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of trading investment securities and available-for-sale investment securities represent fair values. The related yield, however, is calculated based on cost.
(4)	Average balances reflect reclassification of noninterest-earning/noninterest-bearing hedge accounting adjustments to other assets or other liabilities.
(5)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.

As noted above, net interest income increased $2.8 million from second quarter 2007 to second quarter 2008, as volume increases offset the sharp decline in the interest rates. The Bank experienced increases in both interest-earning assets and interest-bearing liabilities in the quarter-over-quarter comparison. However, the overall yields and rates paid in the same comparison decreased 208 basis points and 205 basis points, respectively, resulting in a decline in the net interest spread quarter over quarter of 3 basis points. The decline in the net interest spread related to the funding requirements of the mortgage loan portfolio. Yields on the MPF portfolio were relatively flat.

However, acceleration of recognition of concession fees and basis adjustments on called debt as well as a higher rate paid associated with replacement funding on maturing debt funding the MPF and MBS portfolios resulted in higher interest expense. The net interest margin declined 11 basis points in the quarter-over-quarter comparison. In addition to the impact of the net interest spread as discussed above, this decline was also driven by an 8 basis point decrease in the impact of noninterest-bearing funds. The Bank typically invests its noninterest-bearing funds (capital stock) in short-term assets which have experienced significant decreases in rates (e.g., target overnight Federal funds rate fell 317 basis points in the quarter-over-quarter comparison). Additional details and analysis regarding the shift in the mix of these categories is included in the Rate/Volume Analysis section below.

	Six months ended June 30,
	2008			2007

		Interest	Avg. Yield/		Interest	Avg. Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold(2)	$4,089.2	$53.1	2.61	$3,734.9	$98.0	5.29
Interest-earning deposits	6,439.8	110.9	3.46	3,904.6	103.9	5.37
Investment securities(3)	13,647.9	336.4	4.95	12,602.4	309.8	4.96
Loans to members(4)	69,380.5	1,212.3	3.51	46,071.9	1,249.0	5.47
Mortgage loans held for portfolio(5)	6,125.4	157.2	5.16	6,752.8	173.4	5.18

Total interest-earning assets	99,682.8	1,869.9	3.77	73,066.6	$1,934.1	5.34
Allowance for credit losses	(8.5)			(7.2)
Other assets(4)(5)	2,584.5			1,173.8

Total assets	$102,258.8			$74,233.2

Liabilities and capital
Interest-bearing deposits	$2,032.9	$25.3	2.51	$1,541.8	$39.1	5.11
Consolidated obligation discount notes	30,755.9	452.4	2.96	16,557.1	429.4	5.23
Consolidated obligation bonds(4)	63,048.4	1,213.7	3.87	52,034.2	1,294.4	5.02
Other borrowings	5.5	0.2	5.21	58.6	1.7	5.82

Total interest-bearing liabilities	95,842.7	1,691.6	3.55	70,191.7	$1,764.6	5.07
Other liabilities(4)	2,030.9			694.1
Total capital	4,385.2			3,347.4

Total liabilities and capital	$102,258.8			$74,233.2

Net interest spread			0.22			0.27
Impact of noninterest-bearing funds			0.14			0.20

Net interest income/ net interest margin		$178.3	0.36		$169.5	0.47

Notes:

(1) Average balances do not reflect the impact of reclassifications due to FIN 39-1.

(2)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(3)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of trading investment securities and available-for-sale investment securities represent fair values. The related yield, however, is calculated based on cost.
(4)	Average balances reflect reclassification of noninterest-earning/noninterest-bearing hedge accounting adjustments to other assets or other liabilities.
(5)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.

As noted above, net interest income increased $8.8 million for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, as volume increases more than offset the sharp decline in the interest rates. The Bank experienced increases in both interest-earning assets and interest-bearing liabilities year-over-year comparison. However, the overall yields and rates paid in the same comparison decreased 157 basis points and 152 basis points, respectively, resulting in a decline in the net interest spread year over year of 5 basis points. The decline in the net interest spread was due in part to higher interest expense related to the funding requirements of the mortgage loan portfolio. Yields on the MPF portfolio were relatively flat. However, acceleration of recognition of concession fees and basis adjustments on called debt, as well as a higher rate paid associated with replacement funding on maturing debt funding the MPF and MBS portfolios, resulted in higher interest expense. The net interest margin declined 11 basis points in the year-over-year comparison. In addition to the impact of the net interest spread as discussed above, this decline was also driven by a 6 basis point decrease in the impact of noninterest-bearing funds. The Bank typically invests its noninterest-bearing funds (capital stock) in short-term assets, which have experienced significant decreases in rates (e.g., target overnight Federal funds rate fell 260 basis points in the year-over-year comparison). Additional details and analysis regarding the shift in the mix of these categories is included in the Rate/Volume Analysis section below.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2008 and 2007.

	Three months ended			Six months ended
	June 30			June 30

(in millions)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income due to:
Federal funds sold	$1.0	$(32.4)	$(31.4)	$9.6	$(54.5)	$(44.9)
Interest-earning deposits	37.2	(41.5)	(4.3)	67.9	(60.9)	7.0
Investment securities	11.9	(1.6)	10.3	26.8	(0.2)	26.6
Loans to members	303.9	(439.5)	(135.6)	637.1	(673.8)	(36.7)
Mortgage loans held for portfolio	(7.5)	(0.1)	(7.6)	(15.7)	(0.5)	(16.2)

Total	$346.5	$(515.1)	$(168.6)	$725.7	$(789.9)	$(64.2)
Increase (decrease) in interest expense due to:
Interest-bearing deposits	$4.3	$(15.8)	$(11.5)	$12.6	$(26.4)	$(13.8)
Consolidated obligation discount notes	145.1	(199.8)	(54.7)	370.4	(347.4)	23.0
Consolidated obligation bonds	164.6	(268.6)	(104.0)	278.4	(359.1)	(80.7)
Other borrowings	(1.2)	-	(1.2)	(1.5)	-	(1.5)

Total	$312.8	$(484.2)	$(171.4)	$659.9	$(732.9)	$(73.0)

Increase (decrease) in net interest income	$33.7	$(30.9)	$2.8	$65.8	$(57.0)	$8.8

Average interest-earning assets for second quarter 2008 increased $25.8 billion, or 35.4%, from second quarter 2007. For the six months ended June 30, 2008, the Bank experienced an increase of $26.6 billion, or 36.4%, in average interest-earning assets over the six months ended June 30, 2007. During the second half of 2007, the Bank began to experience unprecedented growth in the loans to members portfolio, which drove the overall increase in average interest-earning assets. This increase was primarily due to instability in the credit market, which resulted in increased demand from members for additional liquidity. Increases in average interest-earning deposits, Federal funds sold and investment securities were slightly offset by the continuing decline of the mortgage loan portfolio.

The increases in average Federal funds sold and interest-earning deposits from second quarter 2007 to second quarter 2008 totaled $85.9 million, or 2.2%, and $2.8 billion, or 71.6%, respectively. Interest income on Federal funds sold decreased $31.4 million, or 60.9%, in the comparison, as the 325 basis point decline in the yield on this portfolio more than offset the moderate growth in balances. Interest income on the interest-earning deposits portfolio decreased $4.3 million, or 8.2%, quarter-over-quarter as the significant increase in volume was more than offset by a 249 basis point decline in the portfolio yield. For the six months ended June 30, 2008, average Federal funds sold and interest-earning deposits increased $354.3 million, or 9.5%, and $2.5 billion, or 64.9%, respectively, over the six months ended June 30, 2007. Interest income on Federal funds sold decreased $44.9 million, or 45.8%, in the comparison, due to a 268 basis point decline in the portfolio yield, which more than offset the moderate increase in volume. The interest-earning deposits portfolio generated a slight increase of $7.0 million, or 6.7%, in interest income year-over-year due to the significant increase in volume, which more than offset the continued decline in yields on the portfolio. The yield on the interest-earning deposits portfolio declined 191 basis points year-over-year. The yields on these two portfolios are affected by the changes in overall short-term rates, which continued to decline. The combination of the balances in these two categories in part reflects the Bank’s continued strategy to maintain a strong liquidity position in short-term investments in order to meet members’ loan demand as well as to efficiently leverage the balance sheet.

The increase in the second quarter 2008 average investment securities portfolio compared to second quarter 2007 was $995.6 million, or 8.0%; correspondingly, the interest income on this portfolio increased $10.3 million, or 6.7%, driven primarily by volume as yields remained relatively flat. The investment securities portfolio includes trading, available-for-sale and held-to-maturity securities, the majority of which are held-to-maturity. The second quarter 2008 yield on held-to-maturity MBS, which comprised the majority of the investment securities portfolio, increased approximately 12 basis points over the prior year quarter, while yields on the remaining portfolio declined. The increase in the June 2008 year-to-date average investment securities portfolio compared to June 2007 year-to-date was $1.0 billion, or 8.3%; correspondingly, the interest income on this portfolio increased $26.6 million, or 8.6%, driven primarily by volume as yields remained flat. The June 2008 year-to-date yield on held-to-maturity MBS, which comprised the majority of the investment securities portfolio, increased approximately 14 basis points over the prior year. Yields on MBS purchases in the second half of 2007 were higher than yields on securities in the existing portfolio, as a result of the ongoing credit market deterioration. Given the size of the MBS portion of the portfolio, this rate increase offset yield decreases on the remainder of the investment portfolio categories keeping the overall yields relatively flat. The Bank did not purchase any additional MBS during the first six months of 2008.

As noted above, the average loans to members portfolio increased significantly from second quarter 2007 to second quarter 2008, growing $22.5 billion, or 49.0%; for the six months ended June 30, 2008, the portfolio increased $23.3 billion, or 50.6%, over the six months ended June 30, 2007. However, the corresponding interest income on this portfolio decreased $135.6 million and $36.7 million, respectively, with declines in yields more than offsetting the considerable increase in volume. Short-term rates have continued to decline, as evidenced in the interest rate trend presentation in the “Current Trends in the Financial Markets” discussion in Management’s Discussion and Analysis in this report on Form 10-Q. Yields on this portfolio have declined 258 basis points in the quarter-over-quarter comparison and 196 basis points in the year-over-year comparison. The portfolio mix shifted to shorter-term funding and new portfolio pricing strategies were implemented, both of which contributed to the rate impact on the portfolio interest income. Specific mix changes within the portfolio are discussed more fully below under “Average Loans to Members Portfolio Detail.”

The mortgage loans held for portfolio balances continued to decline in both the quarter-over-quarter and year-over-year comparisons, decreasing $570.3 million, or 8.6%, and $627.4 million, or 9.3%, respectively. The related interest income on this portfolio declined $7.6 million and $16.2 million, respectively. The volume of mortgages purchased from members increased in the first six months of 2008 from prior period, but was outpaced by acceleration in the run-off of the existing portfolio, resulting in a continued decline in the overall balance. The decline in interest income was impacted primarily by lower average portfolio balances while the overall portfolio yield remained relatively flat. Community bank fundings, a main focus of the program, increased significantly from $53.2 million to $258.7 million in the year-over-year comparison. The Bank also committed to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago.

Total average interest-bearing deposits increased in both the quarter-over-quarter and year-over-year comparisons. Second quarter 2008 average balances grew $344.2 million, or 20.4%, from the prior year quarter; however, interest expense on the portfolio decreased $11.5 million, or 53.5%, in the comparison as a 314 basis point decline in rates paid more than offset the increase in volume. Average balances for the six months ended June 30, 2008 increased $491.1 million, or 31.9%, compared to prior year; however, interest expense on the portfolio decreased $13.8 million, or 35.3%, due to a 260 basis point decline in rates which more than offset volume increases. Average interest-bearing deposits balances fluctuate periodically. The increases in both comparisons represented a large balance from one member, which was partially withdrawn in early July 2008.

The consolidated obligations portfolio balance has seen an overall increase in both the quarter-over-quarter and year-over-year comparisons, as well as a shift in terms of composition between bonds and discount notes. The second quarter 2008 average balance of discount notes increased $11.2 billion, or 69.0%, compared to the second quarter 2007 average balance, while the average balance of bonds for second quarter 2008 increased $13.3 billion, or 25.7%, compared to the same prior year period. For the six months ended June 30, 2008, the average balance of discount notes increased $14.2 billion, or 85.8%, compared to the six months ended June 30, 2007. The average balance of bonds increased $11.0 billion, or 21.2%, from the prior year period. These shifts in the portfolio were consistent with the shift experienced in the loans to members portfolio towards shorter-term borrowing by members.

Interest expense on discount notes decreased $54.7 million from second quarter 2007 to second quarter 2008 but increased $23.0 million from June 2007 year-to-date to June 2008 year-to-date. The decrease in interest expense quarter-over-quarter was driven by lower rates paid on discount notes, which declined 292 basis points in the comparison. This more than offset the substantial increase in volume quarter-over-quarter. The increase in interest expense year-over-year was driven by increased volume, partially offset by a 227 basis point decline in the rates paid. Interest expense on bonds decreased $104.0 million and $80.7 million, respectively, in the quarter-over-quarter and year-over-year comparisons. The quarter-over-quarter decrease was driven by lower rates paid on bonds, which decreased 166 basis points. This more than offset the considerable volume increase. In the year-over-year comparison, rates paid on bonds decreased 115 basis points, which more than offset the increase in bond volume in the comparison. In addition, a substantial portion of the bond portfolio is swapped to 3-month LIBOR; therefore, as the LIBOR rate increases (decreases), interest expense on swapped bonds, including the impact of the swaps, increases (decreases). See details regarding the impact of swaps on the quarterly and year-to-date rates paid in the “Net Interest Income Derivatives Effects” discussion below. Current market conditions, including ongoing concerns about other GSEs, have impacted the spreads on the Bank’s consolidated obligations. Recently, the Bank has experienced some obstacles in attempting to issue longer-term debt at spreads consistent with historical levels; this was due in part to market turmoil, which affects costs of funding for the Bank and other GSEs.

Average Loans to Members Portfolio Detail:

	Three months ended June 30,		Six months ended June 30,
(in millions)
Product	2008	2007	2008	2007

RepoPlus	$7,975.8	$5,677.3	$9,834.7	$5,220.6
Mid-Term RepoPlus	34,726.7	18,274.9	34,348.2	19,006.7
Term Loans	12,792.7	10,149.5	12,133.7	10,273.5
Convertible Select	9,458.3	8,783.2	9,420.3	8,791.9
Hedge Select	160.0	50.2	160.0	50.1
Returnable	3,232.8	2,944.9	3,484.5	2,731.1

Total par value	$68,346.3	$45,880.0	$69,381.4	$46,073.9

The Bank’s average loans to members portfolio grew at a slightly slower pace quarter-over-quarter compared to the growth year-over-year. On a spot basis, the Bank experienced a significant increase in loans to members beginning in the second half of 2007; this growth peaked in April 2008, but declined at June 30, 2008. Current credit and mortgage market conditions have resulted in uncertainty in the MBS and commercial paper markets, reducing some members’ ability to efficiently sell MBS or issue commercial paper. The increases in the average loans to members portfolio in both the quarter-over-quarter and year-over-year comparisons were evident across all loan products. The most significant increase was in the Mid-Term RepoPlus product.

Increases in average balances for both the RepoPlus and Mid-Term RepoPlus products reflected a shift in members’ borrowings from the prior periods, including significant overnight funding by several of the Bank’s customers as a result of an increased need for liquidity.

As of June 30, 2008, 32.3% of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 45.4% at December 31, 2007. Details of the portfolio components are included in Note 6 to the interim unaudited financial statements in this report on Form 10-Q.

The ability to grow the loans to members portfolio may be affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership itself; (3) the Bank’s liquidity position and how management chooses to fund the Bank; (4) current, as well as future, credit market conditions; (5) housing market trends; and (6) the shape of the yield curve. These factors will always affect the Bank’s ability to grow the loans to members portfolio. The Bank accepts various forms of collateral including, but not limited to, investment securities and residential mortgage loans. In light of recent market conditions, the Bank recognizes that there is the potential for an increase in the credit risk of the portfolio. However, the Bank continues to monitor its collateral position and the related policies and procedures, to help ensure adequate collateral coverage. The Bank believes it is fully secured as of June 30, 2008. For more information on collateral, see the “Loan Products” discussion in Item 2. Management’s Discussion and Analysis in this report on Form 10-Q as well as Item 1. Business in the Bank’s 2007 Annual Report filed on Form 10-K.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the three and six months ended June 30, 2008 and 2007. Derivative and hedging activities are discussed below in the “Other Income (Loss)” section.

			Avg.		Avg.
Three months ended		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
June 30, 2008	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Loans to members	$68,345.4	$490.3	2.89	$677.7	3.99	$(187.4)	(1.10)
Mortgage loans held for portfolio	6,081.1	77.8	5.15	78.7	5.20	(0.9)	(0.05)
All other interest-earning assets	24,105.8	231.4	3.86	231.4	3.86	-	-

Total interest-earning assets	$98,532.3	$799.5	3.26	$987.8	4.03	$(188.3)	(0.77)

Liabilities and capital
Consolidated obligation bonds	$65,181.4	$543.7	3.35	$651.7	4.02	$(108.0)	(0.67)
All other interest-bearing liabilities	29,524.1	167.2	2.28	167.2	2.28	-	-

Total interest-bearing liabilities	$94,705.5	$710.9	3.02	$818.9	3.48	$(108.0)	(0.46)

Net interest income/net interest spread		$88.6	0.24	$168.9	0.55	$(80.3)	(0.31)

			Avg.		Avg.
Three months ended		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
June 30, 2007	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Loans to members	$45,878.4	$625.9	5.47	$571.8	5.00	$54.1	0.47
Mortgage loans held for portfolio	6,651.4	85.4	5.15	86.3	5.20	(0.9)	(0.05)
All other interest-earning assets	20,225.9	256.8	5.09	256.8	5.09	-	-

Total interest-earning assets	$72,755.7	$968.1	5.34	$914.9	5.04	$53.2	0.30

Liabilities and capital
Consolidated obligation bonds	$51,832.7	$647.7	5.01	$617.1	4.77	$30.6	0.24
All other interest-bearing liabilities	18,045.3	234.6	5.21	234.6	5.21	-	-

Total interest-bearing liabilities	$69,878.0	$882.3	5.07	$851.7	4.89	$30.6	0.18

Net interest income/net interest spread		$85.8	0.27	$63.2	0.15	$22.6	0.12

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
Six months ended June 30, 2008	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Loans to members	$69,380.5	$1,212.3	3.51	$1,450.9	4.21	$(238.6)	(0.70)
Mortgage loans held for portfolio	6,125.4	157.2	5.16	158.8	5.22	(1.6)	(0.06)
All other interest-earning assets	24,176.9	500.4	4.16	500.4	4.16	-	-

Total interest-earning assets	$99,682.8	$1,869.9	3.77	$2,110.1	4.25	$(240.2)	(0.48)

Liabilities and capital
Consolidated obligation bonds	$63,048.4	$1,213.7	3.87	$1,358.6	4.33	$(144.9)	(0.46)
All other interest-bearing liabilities	32,794.3	477.9	2.93	477.9	2.93	-	-

Total interest-bearing liabilities	$95,842.7	$1,691.6	3.55	$1,836.5	3.85	$(144.9)	(0.30)

Net interest income/net interest spread		$178.3	0.22	$273.6	0.40	$(95.3)	(0.18)

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
Six months ended June 30, 2007	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Loans to members	$46,071.9	$1,249.0	5.47	$1,139.6	4.99	$109.4	0.48
Mortgage loans held for portfolio	6,752.8	173.4	5.18	175.2	5.23	(1.8)	(0.05)
All other interest-earning assets	20,241.9	511.7	5.10	511.7	5.10	-	-

Total interest-earning assets	$73,066.6	$1,934.1	5.34	$1,826.5	5.04	$107.6	0.30

Liabilities and capital
Consolidated obligation bonds	$52,034.2	$1,294.4	5.02	$1,227.3	4.76	$67.1	0.26
All other interest-bearing liabilities	18,157.5	470.2	5.22	470.2	5.22	-	-

Total interest-bearing liabilities	$70,191.7	$1,764.6	5.07	$1,697.5	4.88	$67.1	0.19

Net interest income/net interest spread		$169.5	0.27	$129.0	0.16	$40.5	0.11

The Bank uses derivatives to hedge the fair market value changes attributable to the change in the LIBOR benchmark interest rate. The hedge strategy generally uses interest rate swaps to hedge a portion of loans to members and consolidated obligations which convert the interest rates on those instruments from a fixed rate to a variable rate based on 3-month LIBOR. The purpose of this strategy is to protect the interest rate spread. As a result of the interest rates being converted from fixed to variable, the impact of these relationships can increase or decrease net interest income.

The loans to members and consolidated obligation derivative impact variances from period to period are driven by the change in average 3-month LIBOR in a given period and the level and mix of the portfolio being hedged. The mortgage loans held for portfolio derivative impact for second quarter 2008 and 2007 was the result of the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF Program. For second quarter 2008, the impact of derivatives decreased net interest income $80.3 million and reduced the interest rate spread 31 basis points; this compared to an increase of $22.6 million and 12 basis points for second quarter 2007. For the six months ended June 30, 2008, the impact of derivatives decreased net interest income $95.3 million and reduced the interest rate spread 18 basis points; this compared to an increase of $40.5 million and 11 basis points for the six months ended June 30, 2007. These changes in impact quarter-over-quarter and year-over-year would be expected, given the decrease in the average 3-month LIBOR rate as noted in the “Current Trends in the Financial Markets” discussion in Management’s Discussion and Analysis in this report on Form 10-Q.

Other Income (Loss)

	Three months ended			Six months ended
	June 30,		%	June 30,		%
(in millions)	2008	2007	Change	2008	2007	Change

Services fees	$0.9	$1.0	(10.0)	$1.9	$2.0	(5.0)
Net losses on trading securities	-	-	-	(0.3)	-	n/m
Net gains (losses) on derivatives and
hedging activities	(0.7)	(1.7)	58.8	3.7	3.3	12.1
Other, net	1.0	0.5	100.0	1.3	1.1	18.2

Total other income (loss)	$1.2	$(0.2)	n/m	$6.6	$6.4	3.1

n/m - not meaningful

Second quarter 2008 results included total other income of $1.2 million, compared to a loss of $0.2 million in second quarter 2007. Overall, service fees declined slightly in the comparison. A decrease in revenue from compensating balances and lower coin and currency revenue more than offset higher wire servicing fees. All other income increased $0.5 million in the quarter-over-quarter comparison, due largely to an increase in standby letter of credit fees. The second quarter 2008 net losses on derivatives and hedging activities decreased $1.0 million, or 58.8%, from second quarter 2007.

Results for the six months ended June 30, 2008 included total other income of $6.6 million, compared to $6.4 million for the six months ended June 30, 2007. Overall, service fees declined slightly in the comparison. Lower revenue from compensating balances was offset by higher wire servicing fees and higher mortgage collateral fee revenue. Net loss on trading securities reflects the decline in value of the Rabbi trust investments, held to offset the market risk of certain deferred compensation agreements. Changes in the market value of trading securities are recorded in income. The Bank held no trading securities during the first six months of 2007. All other income increased $0.2 million in the year-over-year comparison, due largely to an increase in standby letter of credit fees. June 2008 year-to-date net gains on derivatives and hedging activities increased $0.4 million, or 12.1%, from June 2007 year-to-date.

The activity related to net gains on derivatives and hedging activities for the three and six months ended June 30, 2008 and 2007 is discussed in more detail below.

Derivatives and Hedging Activities.  The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness, for the three and six months ended June 30, 2008 and 2007, respectively.

(in millions)		Three months ended June 30,
Type of Hedge	Asset/Liability Hedged	2008	2007

Fair value hedge	Loans to members	$(4.6)	$(0.1)
	Consolidated obligations	4.0	(4.1)

	Total fair value hedge ineffectiveness	(0.6)	(4.2)
Economic hedges		0.5	2.4
Other		(0.6)	0.1

Net gains (losses) on derivatives and hedging activities		(0.7)	$(1.7)

Fair value hedge	Loans to members	$(4.3)	$2.5
	Consolidated obligations	9.7	(1.4)

	Total fair value hedge ineffectiveness	5.4	1.1
Economic hedges		(1.4)	1.9
Intermediary transactions		-	0.1
Other		(0.3)	0.2

Net gains (losses) on derivatives and hedging activities		$3.7	$3.3

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). For the second quarter of 2008, total ineffectiveness related to these fair value hedges resulted in a loss of $0.6 million compared to a loss of $4.2 million in the second quarter of 2007. For the six months ended June 30, 2008 and 2007, total ineffectiveness related to fair value hedges resulted in gains of $5.4 million and $1.1 million, respectively. The overall notional amount increased from $63.8 billion at June 30, 2007 to $75.2 billion at June 30, 2008. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gains (losses) on derivatives and hedging activities. Total amounts recorded for economic hedges were a gain of $0.5 million in the second quarter of 2008 compared to a gain of $2.4 million in the second quarter of 2007. For the six months ended June 30, 2008 and 2007, gains (losses) recorded for economic hedges were $(1.4) million and $1.9 million, respectively. The overall notional amount of economic hedges decreased from $2.0 billion at June 30, 2007 to $1.3 billion at June 30, 2008.

Intermediary Transactions.  Derivatives in which the Bank is an intermediary may arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. Net gains on intermediary activities were not significant for the three and six months ended June 30, 2008 and 2007.

Other Hedging Techniques.  Other hedging techniques used by the Bank to offset the potential earnings effects of loan prepayments include callable debt instruments in the funding mix and the purchase of interest rate option contracts. Costs associated with callable debt instruments are reflected in the overall cost of funding included in the calculation of net interest margin. Gains and losses on purchased option positions are included in “other net gains (losses) on derivatives and hedging activities.”

Other Expense

	Three months ended			Six months ended
	June 30,		%	June 30,		%
(in millions)	2008	2007	Change	2008	2007	Change

Operating - salaries and benefits	$9.2	$8.5	8.2	$18.8	$17.9	5.0
Operating - occupancy	0.8	1.0	(20.0)	1.6	1.8	(11.1)
Operating - other	4.3	4.1	4.9	7.8	7.8	-
Finance Board	0.7	0.6	16.7	1.5	1.3	15.4
Office of Finance	0.6	0.5	20.0	1.4	1.1	27.3

Total other expenses	$15.6	$14.7	6.1	$31.1	$29.9	4.0

Other expense totaled $15.6 million in the second quarter of 2008, compared to $14.7 million in the second quarter of 2007, an increase of $0.9 million, or 6.1%. Excluding the operating expenses of the Finance Board and the OF, other expenses increased $0.7 million, or 5.1%, quarter-over-quarter, driven primarily by a lump sum settlement payment related to the Bank’s non-qualified defined benefit plan reflected in salaries and benefits expense.

For the six months ended June 30, 2008, other expense totaled $31.1 million compared to $29.9 million for the same prior year period. Excluding the operating expenses of the Finance Board and the OF, other expenses increased $0.7 million, or 2.5%, year-over-year. Salaries and benefits expense increased due to $0.8 million of severance costs reported in first quarter 2008 as well as the lump sum settlement payment noted above. These were partially offset by lower benefits expense due to a decrease in the market value of the non-qualified thrift obligation.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Board and the OF. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations and totaled $1.3 million and $1.1 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, these expenses totaled $2.9 million and $2.4 million, respectively. The Bank has no control over the operating expenses of the Finance Board. The FHLBanks are able to exert a limited degree of control over the operating expenses of the OF due to the fact that two directors of the OF are also FHLBank presidents.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	Three months ended			Six months ended
	June 30,			June 30,		%
(in millions)	2008	2007	% Change	2008	2007	Change

Affordable Housing Program (AHP)	$5.9	$5.8	1.7	$12.3	$11.8	4.2
REFCORP	13.2	13.1	0.8	27.6	26.5	4.2

Total assessments	$19.1	$18.9	1.1	$39.9	$38.3	4.2

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by certain fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined

REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through the second quarter of 2008 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final payment during the fourth quarter of 2012. This date assumes that the FHLBanks pay exactly $300 million annually until 2012. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

Application of the REFCORP percentage rate as applied to earnings during second quarter 2008 and 2007 resulted in expenses for the Bank of $13.2 million and $13.1 million, respectively. For the six months ended June 30, 2008 and 2007, REFCORP assessments resulted in expenses of $27.6 million and $26.5 million, respectively, for the Bank. The year-to-year changes in both AHP and REFCORP assessments for the Bank reflect the changes in pre-assessment earnings.

Financial Condition

The following is Management’s Discussion and Analysis of the Bank’s financial condition at June 30, 2008 compared to December 31, 2007. This should be read in conjunction with the Bank’s unaudited interim financial statements and notes in this report on Form 10-Q and the audited financial statements and analysis in the Bank’s 2007 Annual Report filed on Form 10-K.

Asset Growth and Composition.  Driven by a slight decline in loans to members, the Bank’s total assets decreased $2.3 billion, or 2.3%, to $98.6 billion at June 30, 2008, down from $100.9 billion at December 31, 2007. Loans to members decreased $2.5 billion, or 3.6%; this change is discussed in further detail below.

Total housing finance-related assets, which include MPF Program loans, loans to members, MBS and other mission-related investments, decreased $3.8 billion, or 4.3%, to $84.5 billion at June 30, 2008, down from $88.3 billion at December 31, 2007. Total housing finance-related assets accounted for 85.7% of assets as of June 30, 2008 and 87.5% of assets as of December 31, 2007.

Loans to Members.  At June 30, 2008, total loans to members of $66.3 billion reflected outstanding balances to 240 borrowing members, compared to $68.8 billion at year-end 2007 to 232 borrowing members, representing a decrease of 3.6% of the portfolio balance. A significant concentration of the loans continued to be generated from the Bank’s five largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base. Total loans outstanding to the Bank’s five largest members were $44.0 billion and $49.0 billion at June 30, 2008 and December 31, 2007, respectively.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the six months ended June 30, 2008 and during the year ended December 31, 2007.

Member Asset Size	2008	2007

Less than $100 million	47	47
Between $100 million and $500 million	134	137
Between $500 million and $1 billion	35	36
Between $1 billion and $5 billion	30	30
Greater than $5 billion	15	14

Total borrowing members during the year	261	264

Total membership	333	332
Percent of members borrowing during the period	78.4%	79.5%
Total borrowing members at period-end	240	232
Percent of member borrowing at period-end	72.1%	69.9%

As of June 30, 2008, the combined mid-term and short-term products outstanding balance decreased $4.2 billion, or 9.7%, to $39.5 billion, compared to $43.7 billion at December 31, 2007. These products represented 60.4% and 64.5% of the Bank’s total loans to members portfolio at June 30, 2008 and December 31, 2007, respectively. The short-term portion of the loans to members portfolio is volatile; as market conditions change rapidly, the short-term nature of these lending products could materially impact the Bank’s outstanding loan balance. Balances in the Bank’s mid-term and short-term products decreased during the six months ended June 30, 2008 as members elected to borrow longer term and overall member demand for shorter-term funding decreased. The decline in member demand was driven by members downsizing their balance sheets to manage their capital more efficiently in response to recent market conditions.

The Bank’s longer-term loans to members, referred to as Term Loans, increased $1.8 billion, or 15.7%, to $12.9 billion as of June 30, 2008. These products represented 19.7% and 16.4% of the Bank’s loans to members portfolio at June 30, 2008 and December 31, 2007, respectively. A number of the Bank’s members have a high percentage of long-term mortgage assets on their balance sheets; these members generally fund these assets through longer-term borrowings with the Bank to mitigate interest rate risk. Balances in the Bank’s longer-term products increased during the six months ended June 30, 2008 due to declines in key market interest rates. Members have elected to lock in these lower interest rates on longer-term funding. Meeting the needs of such members has been, and will continue to be, an important part of the Bank’s loans to members business.

As of June 30, 2008, the Bank’s longer-term option embedded loans to members remained relatively flat at $13.0 billion. These products represented 19.9% and 19.1% of the Bank’s loans to members portfolio on June 30, 2008 and December 31, 2007, respectively.

See Item 1. Business in the Bank’s 2007 Annual Report filed on Form 10-K for details regarding the Bank’s various loan products.

Mortgage Loans Held for Portfolio.  Net mortgage loans held for portfolio decreased 3.1% to $6.0 billion as of June 30, 2008, compared to $6.2 billion at December 31, 2007. While the Bank has increased the volume of mortgages purchased from PFIs during the first six months of 2008 from prior periods, continued run-off of the existing portfolio more than offset the new activity. As previously mentioned, the Bank also has committed to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago; as of July 31, 2008, the Bank had purchased $23.7 million.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table.

	June 30,	December 31,
(in millions)	2008	2007

Loans to members(1)	$66,329.0	$68,797.5
Mortgage loans held for portfolio, net(2)	6,027.5	6,219.7
Nonaccrual mortgage loans, net(3)	27.8	20.7
Mortgage loans past due 90 days or more and still accruing interest(4)	12.0	14.1
BOB loans, net(5)	11.0	12.8

Notes:

(1)	There are no loans to members balances which are past due or on nonaccrual status.
(2)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.
(3)	All nonaccrual mortgage loans are reported net of interest applied to principal.
(4)	Government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.
(5)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

The Bank’s nonaccrual mortgages increased 34.2% from December 31, 2007 to June 30, 2008. This increase was driven by increases in delinquencies due to the credit markets as well as general economic conditions overall. At June 30, 2008, nonaccrual mortgages represented 0.5% of MPF loans, net, compared to 0.3% at December 31, 2007.

Interest-Earning Deposits and Federal Funds Sold.  At June 30, 2008, these short-term investments totaled $12.4 billion, an increase of $2.0 billion, or 19.2%, from December 31, 2007. These balances have continued to grow, reflecting in part the Bank’s strategy to continue to increase its short-term liquidity position in order to continue to meet members’ loan demand as well as to efficiently leverage the balance sheet.

Investment Securities.  The $1.2 billion, or 8.4%, decrease in investment securities from December 31, 2007 to June 30, 2008, was primarily due to a decrease in held-to-maturity securities. These investments include MBS that are collateralized and provide a return that is expected to exceed the return on other types of investments. The decrease in MBS was driven primarily by paydowns and/or maturities of principal as well as management’s decision not to purchase additional MBS during the quarter, due in part to ongoing market volatility.

Historically, the amount that the Bank can invest in MBS is limited by regulation to 300 percent of regulatory capital; however, in March 2008 the Finance Board authorized an increase for two years in the amount of MBS the FHLBanks are permitted to purchase. Subject to approval by the Board of Directors (Board) and filing of required documentation with the Finance Board, the Bank may invest up to 600 percent of regulatory capital in MBS. The Bank will continue to monitor its MBS position and determine the proper portfolio level. At the current time, the Bank does not expect to seek regulatory approval to exceed the original 300 percent limit.

The following tables summarize key investment securities portfolio statistics.

	June 30,	December 31,
(in millions)	2008	2007

Trading securities:
Mutual funds	$6.8	$7.6

Total trading securities	$6.8	$7.6

Available-for-sale securities:
Mortgage-backed securities	$28.9	$42.4

Total available-for-sale securities	$28.9	$42.4

Held-to-maturity securities:
Commercial paper	$-	$83.5
State or local agency obligations	703.4	699.1
U.S. government-sponsored enterprises	910.5	919.2
Mortgage-backed securities	11,407.5	12,535.0

Total held-to-maturity securities	$13,021.4	$14,236.8

Total investment securities	$13,057.1	$14,286.8

As of June 30, 2008, investment securities had the following maturity and yield characteristics.

(dollars in millions)	Book Value	Yield

Trading securities:
Mutual funds	$6.8	n/a

Total trading securities	$6.8	n/a

Available-for-sale securities:
Mortgage-backed securities	$28.9	2.77

Total available-for-sale securities	$28.9	2.77

securities:
State or local agency obligations:
Within one year	$227.1	3.24
After one but within five years	134.9	5.77
After five but within ten years	1.1	5.70
After ten years	340.3	3.94

Total state or local agency obligations	703.4	4.07

U.S. government-sponsored enterprises:
Within one year	200.0	3.79
After one but within five years	600.0	4.09
After five years	110.5	4.05

Total U.S. government-sponsored enterprises	910.5	4.02
Mortgage-backed securities	11,407.5	4.84

Total held-to-maturity securities	$13,021.4	4.74

Total investment securities	$13,057.1	4.74

As of June 30, 2008, the available-for-sale and held-to-maturity securities portfolios included gross unrealized losses of $11.7 million and $789.0 million, respectively, which were considered temporary. As of December 31, 2007, these portfolios included gross unrealized losses of $1.9 million and $306.7 million, respectively, which were also considered temporary. The increases in gross unrealized losses on these portfolios resulted from ongoing market volatility, illiquidity in certain market sectors and widening credit spreads. The basis for determination that the declines in fair value for these portfolios are temporary is explained in further detail in the “Critical Accounting Policies” discussion in Management’s Discussion and Analysis and Notes 4 and 5 of the interim unaudited financial statements included in this report on Form 10-Q.

As of June 30, 2008, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total	Total
(in millions)	Book Value	Fair Value

JP Morgan Mortgage Trust	$2,087.7	$1,992.9
Federal Home Loan Mortgage Corporation	1,523.0	1,520.4
Wells Fargo Mortgage Backed Securities Trust	1,238.3	1,163.4
Federal National Mortgage Association	1,068.9	1,053.6
Structured Adjustable Rate Mortgage Loan Trust	782.5	721.0
Countrywide Alternative Loan Trust	523.8	442.2
Countrywide Home Loans, Inc.	480.8	446.9

Total	$7,705.0	$7,340.4

For additional information on the credit risk of the investment portfolio including private label MBS, see the Credit and Counterparty Risk discussion in the “Risk Management” section of Management’s Discussion and Analysis in this report on Form 10-Q.

Deposits.  At June 30, 2008, time deposits in denominations of $100,000 or more totaled $9.0 million. The table below presents the maturities for time deposits in denominations of $100,000 or more:

		Over 3	Over 6
		months but	months but
(in millions)	3 months	within	within 12
By Remaining Maturity at June 30, 2008	or less	6 months	months	Thereafter	Total

Time certificates of deposit ($100,000 or more)	$-	$-	$7.0	$2.0	$9.0

Commitment and Off-Balance Sheet Items.  At June 30, 2008, the Bank was obligated to fund approximately $14.8 million in additional loans to members, $315.5 million of mortgage loans and $4.0 billion in outstanding standby letters of credit, and to issue $575 million in consolidated obligations. Included in the mortgage loan commitment noted above is an open commitment to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago and $15.5 million of delivery commitments. Outstanding standby letters of credit increased significantly from December 31, 2007. This was driven in part by a standby letter of credit for one new member as well as normal increases for current members. The Bank does not have any off-balance sheet special purpose entities or any other type of off-balance sheet conduits.

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

At June 30, 2008, retained earnings stood at $320.4 million, representing an increase of $24.1 million, or 8.1%, from December 31, 2007. The Bank’s retained earnings policy recommends a level of retained earnings and includes components for market, credit, operating and accounting risks. If forecasted retained earnings are sufficiently below this recommended level, the Board must establish an explicit implementation approach and timetable for reaching an adequate level of retained earnings. At both March 31, 2008 and June 30, 2008, forecasted retained earnings were below this level. This shortfall was primarily due to an increase in the required market risk capital component of the calculation, which is the same as the Bank’s market risk-based capital calculation discussed below. The increase in market risk-based capital was primarily caused by widening mortgage credit spreads and a decline in the ratio of the Bank’s market value of equity to book value of equity. The ratio fell from 86% at December 31, 2007 to 73% at March 31, 2008 and remained relatively flat at 74% at June 30, 2008. In accordance with the Finance Board’s risk-based capital regulation, the Bank is required to provide for additional market risk-based capital when the ratio falls below 85%. The Board is developing an approach and timetable for reaching an appropriate level of retained earnings. Further details of the components of required risk-based capital are presented in the “Capital Resources” discussion in Management’s Discussion and Analysis in this report on Form 10-Q. See Note 10 to the interim unaudited financial statements in this report on Form 10-Q for further discussion of risk-based capital and the Bank’s policy on capital stock requirements.

All dividend payments are subject to the approval of the Board. The amount the Board determines to pay out will be affected by, among other factors, the level of retained earnings recommended under the retained earnings policy mentioned above.

	Six months ended
	June 30,
(in millions)	2008	2007

Balance, beginning of the period	$296.3	$254.8
Net income	110.5	105.9
Dividends	(86.4)	(95.3)

Balance, end of the period	$320.4	$265.4

Payout ratio (dividends/net income)	78.2%	90.0%

Given current market conditions, the Board and management are taking prudent steps to continue to build retained earnings, necessary in this volatile environment. This includes paying out lower dividends relative to net income.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources as of June 30, 2008, which should be read in conjunction with the interim unaudited financial statements and notes included in this report on Form 10-Q and the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

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

	June 30,	December 31,
(in millions)	2008	2007

Permanent capital:
Capital stock(1)	$4,001.7	$3,998.6
Retained earnings	320.4	296.3

Total permanent capital	$4,322.1	$4,294.9

Risk-based capital requirement:
Credit risk capital	$244.7	$240.8
Market risk capital	678.6	256.7
Operations risk capital	277.0	149.3

Total risk-based capital	$1,200.3	$646.8

 Note:

(1)	Capital stock includes mandatorily redeemable capital stock.

As presented above, the total risk-based capital requirement at June 30, 2008 increased $553.5 million from year-end, due to an increase in market risk capital. Operations risk capital, which by regulation is set equal to 30% of the sum of market risk and credit risk capital, also increased. See the Retained Earnings discussion in the “Financial Condition” section of Management’s Discussion and Analysis for explanations of the market risk capital increase.

The Bank held excess permanent capital over RBC requirements of $3.1 billion and $3.6 billion at June 30, 2008 and December 31, 2007, respectively.

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

	June 30,	December 31,
(dollars in millions)	2008	2007

Capital Ratio
Minimum capital (4.0% of total assets)	$3,942.7	$4,037.4
Actual capital (permanent capital plus loan loss reserves)	4,333.0	4,302.8
Total assets	98,567.1	100,935.8
Capital ratio (actual capital as a percent of total assets)	4.4%	4.3%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,928.4	$5,046.8
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	6,494.0	6,450.2
Leverage ratio (leverage capital as a percent of total assets)	6.6%	6.4%

Under the Bank’s capital plan, overall capital stock levels are tied to both the level of member borrowings and unused borrowing capacity. Therefore, the Bank’s capital ratios often fluctuate in response to changes in member borrowing activity and unused capacity. Both the capital ratio and leverage ratio calculations are based on capital balances, weighted in the case of the leverage ratio, and total assets. Total assets decreased 2.3% from year-end 2007, driven by lower loans to members; however, total capital remained relatively flat. The rate of decline in total assets drove both the capital and leverage ratios up slightly.

Management reviews, on a routine basis, projections of capital leverage that incorporate anticipated changes in assets, liabilities, and capital stock levels as a tool to manage overall balance sheet leverage within the Board’s operating ranges. In connection with this review, when management believes that adjustments to the current member stock purchase requirements within the ranges established in the capital plan are warranted, a recommendation is presented for Board consideration. The member stock purchase requirements have been adjusted several times since the implementation of the capital plan in December 2002. The Board recently approved a 10 basis point increase to the member stock purchase requirements as they pertain to member loans outstanding and unused borrowing capacity. The new percentages, 4.75% and 0.75%, respectively, became effective May 6, 2008.

As of June 30, 2008 and December 31, 2007, excess capital stock available for repurchase at a member’s request and at the Bank’s discretion totaled $98.0 million and $34.9 million, respectively. It is the Bank’s current practice to promptly repurchase the excess capital stock of its members upon their request (except with respect to directors’ institutions during standard blackout periods). This repurchase practice is subject to change. The Bank does not repurchase capital stock if the repurchase would result in a member falling below its minimum capital stock purchase requirement. Assuming the above amounts of excess stock had been repurchased as of the respective period-ends, the leverage ratio would have been flat in the comparison while the capital ratio would have increased slightly.

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

The most significant accounting policies followed by the Bank are presented in Note 2 to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K. These policies, along with the disclosures presented in the other notes to the financial statement and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements.

The following critical accounting policies are discussed in more detail under this same heading in the Bank’s 2007 Annual Report filed on Form 10-K:

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

Since January 1, 2008, the Bank has made two changes to its critical accounting policies. As a result of the adoption of SFAS 157, Fair Value Measurements, effective January 1, 2008, the critical accounting policy with respect to Fair Value Calculations and Methodologies is updated below. Also, as of the quarter ended March 31, 2008, the Bank has identified its assessment of investment securities for other-than-temporary impairment as a critical accounting policy.

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

Fair values play an important role in the valuation of certain of the assets, liabilities and hedging transactions of the Bank. Fair values are based on quoted market prices, if such prices are available. If quoted market prices are not available, fair values are determined using a modified matrix pricing approach or are based on valuation models that use either:

•	discounted cash flows, using market estimates of interest rates and volatility; or
•	dealer prices or similar instruments.

Pricing models and their underlying assumptions are based on the best estimates of management with respect to:

•	discount rates;
•	prepayments;
•	market volatility; and
•	other factors.

These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings.

The Bank categorizes financial instruments carried at fair value into a three-level hierarchy in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (the observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s market assumptions. The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. As of June 30, 2008, the Bank does not carry a significant amount of financial instruments at fair value on the Statement of Condition which were valued using significant unobservable inputs.

For further discussion regarding how the Bank measures financial assets and financial liabilities at fair value, see Note 12 to the interim unaudited financial statements in this report on Form 10-Q.

Other-Than-Temporary Impairment for Investment Securities. The fair value of the Bank’s investment securities portfolio has been declining as a result of the turmoil in the credit markets. Due to these market conditions as well as the subjective and complex nature of management’s other-than-temporary impairment assessment, the Bank has determined that its quarterly evaluation of other-than-temporary impairment is a critical accounting policy. For those securities that have a fair value less than carrying value, the Bank would record an impairment when a decline in fair value is deemed to be other-than-temporary. The Bank will conclude that a loss is other-than-temporary if it is determined it is probable that the Bank will not receive all of the investment security’s contractual cash flows. This evaluation is inherently subjective and considers a number of factors. As part of this evaluation, the Bank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the perceived riskiness of the underlying type of collateral; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as FICO credit scores and delinquency rates. As a result of this security level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. Securities with weaker performance measures are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions such as default rates and loss severity to determine whether the Bank expects to receive the contractual cash flows to which it is entitled.

The Bank did not implement any other material changes to its existing accounting policies or estimates during the six months ended June 30, 2008.

Recently Issued Accounting Standards and Interpretations. See Note 2 to the interim unaudited financial statements included in this report on Form 10-Q for a discussion of recent accounting pronouncements that are relevant to the Bank’s businesses.

Legislative and Regulatory Actions

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (the Housing Act) was enacted. The Housing Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. The Bank is currently reviewing the effect of the Housing Act on the Bank’s business and operations. Highlights of significant provisions of the Housing Act that directly affect the Bank include the following:

•	Creates a newly established federal agency regulator, the Federal Housing Finance Agency (Finance Agency), to become the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac effective on the date of enactment of the Housing Act. The Finance Board, the former regulator, will be abolished one year after the date of enactment. Finance Board regulations, policies, and directives immediately transfer to the new Finance Agency and during the one-year transition period the Finance Board will be responsible for winding up its affairs. The Bank will be responsible for its share of the operating expenses for both the Finance Agency and the Finance Board.

•	Authorizes the U.S. Treasury to purchase obligations issued by the FHLBanks in any amount deemed appropriate by the U.S. Treasury under certain conditions. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4.0 billion. There were no such purchases by the U.S. Treasury through July 31, 2008 and the Bank has no immediate plans to utilize this U.S. Treasury authority.

•	Provides that the Director of the Finance Agency (Director) will be responsible for setting risk-based capital standards for the FHLBanks and other capital standards and reserve requirements for FHLBank activities and products.

•	Provides that the FHLBanks are subject to prompt corrective action enforcement provisions similar to those currently applicable to national banks and federal savings associations.

•	Provides the Director with broad conservatorship and receivership authority over the FHLBanks.

•	Requires that two-fifths (2/5) of the Bank’s board of directors be non-member “independent” directors, (nominated by the FHLBank’s board of directors in consultation with the “Advisory Council” of the FHLBank). Two (2) of the “independent” directors must have experience in consumer or community interests and the remaining directors must have demonstrated financial experience. The statutory “grandfathering” rules for the number of elective director seats by state remain, unless an FHLBank merges.

•	Removes the maximum statutory annual limit on board of directors’ compensation.

•	Provides the Director with certain authority over executive compensation.

•	Requires the Director to issue regulations to facilitate information sharing among the FHLBanks to, among other things, assess their joint and several liability obligations.

•	Provides the FHLBanks with express statutory exemptions from complying with certain provisions of the federal securities laws, consistent with the terms of existing correspondence from the SEC to the Bank dated September 28, 2005.

•	Allows FHLBanks to voluntarily merge with the approval of the Director, and the FHLBanks’ respective boards and requires the Director to issue regulations regarding procedures for voluntary merger approvals, including procedures for Bank member approval.

•	Allows the Director to liquidate or reorganize an FHLBank upon notice and hearing.

•	Allows FHLBank districts to be reduced to less than eight (8) districts as a result of a voluntary merger or as a result of the Director’s action to liquidate an FHLBank.

•	Provides FHLBank membership eligibility for “Community Development Financial Institutions.”

•	Redefines Community Financial Institution (CFI) members as those institutions that have assets not exceeding $1.0 billion and adds “community development activities” as eligible collateral for CFIs.

•	Authorizes the Director to establish low- and very low-income housing goals for the MPF Program.

•	Through December 31, 2010, authorizes the Bank on behalf of one or more members to issue letters of credit to support tax-exempt bond issuances.

•	Authorizes the Bank under its Affordable Housing Program to provide funds for the refinancing of home loans for families having an income at or below 80% of the applicable area median income. This authority expires two years after enactment of the Housing Act.

Risk Management

The Bank’s lending, investment and funding activities and its use of derivative hedging instruments expose the Bank to a number of risks, including the following: market risk, credit risk, liquidity and funding risk and other risks, such as operating risk and business risk. The Bank’s 2007 Annual Report filed on Form 10-K provides additional information regarding risk governance and the types of policies, processes, instruments and measures used by the Bank to manage risk as well as details of the risks as identified in Item 1A. Risk Factors. For information regarding the Bank’s use of, and accounting policies for, derivative hedging instruments, see Note 11 to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K. Additionally, see the “Capital Resources” section in Management’s Discussion and Analysis for further information regarding the Bank’s risk-based capital and regulatory capital ratios.

Qualitative Disclosures Regarding Market Risk

The Bank’s market and interest rate risk management objective is to protect member/shareholder and bondholder value consistent with the Bank’s housing mission and safe and sound operations in all interest-rate environments. Management believes that a disciplined approach to market and interest rate risk management is essential to maintaining a strong and durable capital base and uninterrupted access to the capital markets. See the “Risk Management” section of Item 7. Management’s Discussion and Analysis in the Bank’s 2007 Annual Report filed on Form 10-K for detailed discussion regarding market and interest rate risk.

Quantitative Disclosures Regarding Market Risk

The Bank’s Market Risk Model.  Significant resources, both in analytical computer models and an experienced professional staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses a sophisticated externally developed market risk model to evaluate its financial position. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments. During first quarter 2008, in connection with current capital market conditions, the Bank implemented a refinement to the market risk model to more accurately reflect the private label mortgage-backed security prepayment characteristics.

In recognition of the importance of the accuracy and reliability of the valuation of financial instruments, management engages in an ongoing internal review of model valuations for derivative instruments. This review has been extended to include external prices and additional financial instruments in 2008. These valuations are evaluated on a quarterly basis to confirm the reasonableness of the valuations. This analysis is performed by a risk management group that is independent of the business unit conducting the transactions. The verification and validation procedures depend on the nature of the security and valuation methodology being reviewed and may include comparisons with observed trades or other sources, independent verification of key model inputs and independent security modeling. Results of the quarterly verification process, as well as any changes in valuation methodologies, are reported to the Asset/Liability Committee (ALCO), which is responsible for reviewing and approving the approaches used in the valuation to ensure that they are well controlled and effective, and result in reasonable fair values.

Duration measurements, market value of equity volatility and return volatility are currently the primary metrics used by the Bank to manage its interest rate risk exposure. Since the implementation of its capital plan, the Bank is no longer required by Finance Board regulation to operate within a specified duration of equity limit, the Bank’s asset/liability management policies specify acceptable ranges for duration of equity, and the Bank’s exposures are measured and managed against these limits. These metrics are described in more detail below.

Duration of Equity.  One key risk metric used by the Bank, and which is commonly used throughout the financial services industry, is duration. Duration (typically measured in months or years) is a measure of the sensitivity of a financial instrument’s value, or the value of a portfolio of instruments, to a parallel shift in interest rates. Longer duration instruments generally exhibit greater price sensitivity to changes in market interest rates than shorter duration instruments. For example, the value of an instrument with a duration of five years is expected to change by approximately five percent in response to a one percentage point change in interest rates. Duration of equity, an extension of this conceptual framework, is a measure designed to capture the potential for the market value of the Bank’s equity base to change with movements in market interest rates. Higher duration numbers, whether positive or negative, indicate a greater potential exposure of market value of equity in response to changing interest rates.

The Bank’s asset/liability management policy approved by the Board calls for duration of equity to be maintained within a + 4.5 year range in the base case. In addition, the duration of equity exposure limit for an instantaneous parallel interest rate shock of + 200 basis points is + 7 years. Management analyzes the duration of equity exposure against this policy limit on a daily basis.

The following table presents the Bank’s duration of equity exposure in accordance with its current asset/liability management policy by quarter from June 30, 2006, through June 30, 2008.

	Down 200	Down 100	Base	Up 100	Up 200
(in years)	basis points	basis points	Case	basis points	basis points

June 30, 2008	(1)	2.4	3.9	3.9	3.7

March 31, 2008	(1)	3.2	5.0	5.0	3.4

December 31, 2007	(2.8)	(0.6)	4.2	4.7	4.0

September 30, 2007	(3.3)	0.8	4.0	4.3	4.1

June 30, 2007	(3.7)	0.4	3.1	3.5	3.7

March 31, 2007	(4.2)	(2.5)	2.2	1.9	2.2

December 31, 2006	(5.3)	(1.6)	2.0	3.4	3.9

September 30, 2006	(4.4)	(0.5)	2.5	3.3	2.3

June 30, 2006	(2.5)	2.3	4.3	3.1	2.8

Note:

(1)	Given the level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” cannot be meaningfully measured for these periods.

In addition to actions taken by management to manage risk exposures, changes in market rates and the absolute level of capital will change the Bank’s duration of equity profile. Along with the base case duration calculation, the Bank performs instantaneous parallel interest rate shocks in increments of 50 basis points up to the 200 basis point scenarios identified above. Duration of equity increased from December 31, 2007 to March 31, 2008, in the base case, as well as certain of the applicable shock scenarios. The Bank’s base case duration of equity exceeded the policy limit as of March 31, 2008. This was primarily due to the continued significant and unprecedented disruption in the mortgage markets which resulted in extraordinarily wide mortgage credit spreads, especially on private label MBS, relative to valuation benchmarks. The Bank’s base case duration of equity exceeded the policy limit during most of the second quarter of 2008. However, the Bank took various hedging actions during second quarter 2008, including issuance of fixed-rate debt, and there was a moderate narrowing of mortgage credit spreads during the quarter. As a result, the Bank returned to compliance as of June 30, 2008.

The wide mortgage credit spreads had the direct effect of increasing the Bank’s measurements of market risk, including duration of equity, during first quarter 2008 despite the fact that there may not have been a proportionate change in the underlying cash flows of the Bank’s MBS and mortgage loan assets, liabilities or related hedges. Because the Bank intends to hold nearly 100% of its mortgage-related assets and related liabilities and hedges to maturity, an increase in the Bank’s duration of equity due to these factors is not expected to have an adverse impact on the Bank’s financial performance. While management continues to evaluate its market risk management strategies, it has determined that strict compliance with the duration of equity limit under the current severe market conditions would not be prudent. The Bank requested and was granted a temporary waiver through December 31, 2008 up to a predetermined threshold from the Board. The Bank continues to monitor the mortgage markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank’s current market risk profile is reasonable given these market conditions.

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

The following table presents market value of equity volatility by quarter from June 30, 2006, through June 30, 2008, including the percentage change from the base case.

	Down 100 basis points			Up 100 basis points
	Market Value	Pct. Change	Base	Market Value	Pct. Change
(dollars in millions)	of Equity	From Base	Case	of Equity	From Base

June 30, 2008	$3,299	3.6	$3,186	$3,062	(3.9)

March 31, 2008	3,430	4.3	3,289	3,119	(5.2)

December 31, 2007	3,754	2.3	3,670	3,500	(4.6)

September 30, 2007	3,770	2.9	3,664	3,505	(4.3)

June 30, 2007	3,560	2.1	3,486	3,371	(3.3)

March 31, 2007	3,200	0.1	3,197	3,118	(2.5)

December 31, 2006	3,454	0.4	3,442	3,342	(2.9)

September 30, 2006	3,503	1.0	3,467	3,349	(3.4)

June 30, 2006	3,241	3.8	3,123	3,005	(3.8)

From December 31, 2007 to June 30, 2008, the market value of equity decreased in the base case and both of the shock scenarios. These decreases from year-end were driven primarily by significantly wider mortgage credit spreads. The Bank exceeded the policy limit regarding market value of equity volatility in the up 100 basis point scenario as of March 31, 2008, driven by the same market and credit conditions described under duration of equity above. However, the Bank took various hedging actions during second quarter 2008, including issuance of fixed-rate debt, and there was a moderate narrowing of mortgage credit spreads. The Bank returned to compliance during second quarter 2008 and remained in compliance at June 30, 2008.

Typically, changes in the Bank’s market value of equity in the shock scenarios shown above are limited in that they: (1) were performed at a particular point in time; (2) are based on the hedge positions in place at that particular point in time; (3) only contemplate certain movements in interest rates; (4) do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; (5) are subject to the accuracy of various assumptions used, including prepayment forecasts; and (6) do not incorporate other factors and/or management actions that could impact the Bank’s overall financial performance in such scenarios. Management monitors market conditions on an ongoing basis and takes what it deems to be appropriate action to preserve the value of equity and earnings by changing the composition of the balance sheet or entering into, terminating or restructuring hedges to mitigate the impact of adverse interest rate movements.

The Board has established a sublimit on the market value of equity volatility limit pertaining to the Bank’s mortgage asset portfolio, which includes both MBS and mortgage loans held for portfolio. This policy sublimit states that the market value of equity volatility attributable to the mortgage asset portfolio should decline by no more than four percent given a hypothetical + 100 basis point instantaneous parallel change in interest rates. As with overall market value of equity volatility, management analyzes this exposure against the policy sublimit on a monthly basis. At March 31, 2008, the market value of equity volatility pertaining to the mortgage portfolio was −4.67% under a hypothetical 100 basis point instantaneous increase in interest rates and the Bank was in violation of this policy sublimit driven by the same market and credit conditions described above. At June 30, 2008, the market value of equity volatility pertaining to the mortgage portfolio was -3.37% under a hypothetical 100 basis point instantaneous increase in interest rates and the Bank returned to compliance with the policy sublimit.

The Bank continues to evaluate its market risk management strategies as noted above and has determined that strict compliance with these market value of equity volatility limits under the current severe market conditions would not be prudent. The Bank requested and was a granted a temporary waiver through December 31, 2008 up to a predetermined threshold from the Board.

Return Volatility.  The Bank’s current asset/liability management policy specifies a return volatility metric to manage the impact of market risk on the Bank’s average return on capital stock compared to a dividend benchmark interest rate over multiple parallel interest rate shock scenarios over a rolling 12-month time period. This return volatility metric became effective in January 2008. As of June 30, 2008, the Bank was in compliance with this policy.

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

Loans to Members and Letters of Credit. The Bank manages the credit risk on loans to members and letters of credit by monitoring the financial condition of borrowers and by requiring members or their affiliates to pledge sufficient eligible collateral for all extensions of credit. The Bank also has the ability to call for additional or substitute collateral during the life of a loan to protect its security position. In addition to collateral, the financial condition of all members is routinely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. Management believes that it has adequate policies and procedures in place to effectively manage the credit risk on member loans and letters of credit. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on a member loan or letter of credit.

Collateral.  All members are required to maintain collateral on outstanding loans, letters of credit, outstanding loan commitments and other obligations to the Bank. The Bank periodically reviews the collateral pledged by members and conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of investment securities or loan collateral at any time. As of June 30, 2008, the Bank held a security interest in certain subprime and nontraditional residential mortgage loans pledged as collateral. The amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank.

Members that qualify as CFIs can pledge small-business, small-farm, and small-agribusiness loans as collateral for loans from the Bank. Also, the Bank is allowed to make loans to nonmember housing associates. The eligible expanded collateral for CFIs and lending to nonmember housing associates could introduce additional credit risk to the Bank. At June 30, 2008, loans to these institutions secured with both eligible standard and expanded collateral represented approximately $4.8 billion, or 7.3% of total par loans outstanding. Eligible expanded collateral represented 9.1% of total eligible collateral for these loans.

Additional detailed information on the Bank’s collateral policies and practices is provided in the “Loan Products” discussion in Management’s Discussion and Analysis in this report on Form 10-Q and Item 1. Business in the Bank’s 2007 Annual Report filed on Form 10-K.

The following table presents total eligible collateral values by type under both blanket-lien and specific agreements as of June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007

(dollars in millions)	Amount	Percent	Amount	Percent

One-to-four single family residential mortgages	$86,032.7	44.0%	$98,958.2	46.2%
High quality investment securities	52,655.5	26.9%	60,166.8	28.1%
Other real-estate related collateral/ community financial institution eligible collateral	51,249.0	26.2%	50,310.2	23.5%
Multi-family residential mortgages	5,675.4	2.9%	4,675.4	2.2%

Total	$195,612.6	100.0%	$214,110.6	100.0%

The following table presents total eligible collateral values by type under both blanket-lien and specific agreements for the ten largest borrowers only as of June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007

(dollars in millions)	Amount	Percent	Amount	Percent

One-to-four single family residential mortgages	$54,721.0	44.6%	$63,592.8	48.6%
High quality investment securities	38,447.2	31.4%	39,675.8	30.3%
Other real-estate related collateral/community financial institution eligible collateral	25,805.1	21.0%	24,499.7	18.7%
Multi-family residential mortgages	3,669.9	3.0%	3,209.9	2.4%

Total	$122,643.2	100.0%	$130,978.2	100.0%

The following table provides information regarding loans outstanding with member and nonmember borrowers with either a blanket-lien or specific agreement, in collateral listing or delivery status as of June 30, 2008 and December 31, 2007, along with corresponding eligible collateral values.

	June 30, 2008			December 31, 2007

	Number of	Loans	Collateral	Number of	Loans	Collateral
(dollars in millions)	Borrowers	Outstanding	Held	Borrowers	Outstanding	Held

Listing-specific pledge-collateral	7	$327.2	$2,242.8	9	$36.6	$53.2
Possession-collateral	32	619.2	930.4	29	702.4	866.4

There was a significant increase in listing-specific pledge-collateral loans outstanding and eligible collateral value held from December 31, 2007 to June 30, 2008. This increase was driven by a new specific pledge agreement with one large member. As part of the agreement, the member is required to maintain an adequate pool of collateral against which it may borrow. At June 30, 2008, total loans outstanding and total eligible collateral value held related to this member were $250.0 million and $2.1 billion, respectively.

Loan Concentration Risk.  The Bank’s loan portfolio is concentrated in commercial banks and thrift institutions. At June 30, 2008, the Bank had a concentration of loans to its ten largest borrowers totaling $50.2 billion, or 76.8% of total loans outstanding. Average par balances to these borrowers for the six months ended June 30, 2008 were $53.5 billion, or 77.1% of total average loans outstanding. During the second quarter of 2008, the maximum outstanding balance to any one borrower was $19.2 billion. On a borrower-by-borrower basis, the loans made by the Bank to these borrowers are secured by collateral with an eligible collateral value in excess of the book value of the loans. Therefore, the Bank does not presently expect to incur any loan losses on these loans. Because of the Bank’s loan concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

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

The Bank’s credit exposure to investment securities issued by entities other than the U.S. Government, Federal agencies or other GSEs was $10.4 billion. This is a $1.0 billion decrease from the $11.4 billion credit exposure to such counterparties at December 31, 2007. Approximately 83.9% of MBS were issued by private label issuers, discussed in more detail below.

As previously discussed, the amount the Bank has historically been permitted to invest in MBS has been limited by regulation to be 300 percent of regulatory capital. In March 2008, the Finance Board authorized a temporary increase in this limit to 600 percent, for the purchase of GSE and Federal agency MBS for a period of two years, subject to Board approval and filing of required documentation with the Finance Board. The Bank evaluated this increase but has decided, at this time, not to seek regulatory approval to increase MBS purchases under these guidelines.

At June 30, 2008, these investment securities were not other-than-temporarily impaired, as discussed in Notes 4 and 5 to the interim unaudited financial statements in this report on Form 10-Q.

External Credit Ratings.  As of June 30, 2008, $168.5 million of the Bank’s investment securities portfolio had been downgraded at least one credit rating level by one or more NRSROs since December 31, 2007. In addition, as of June 30, 2008, $1.2 billion of the Bank’s investment securities portfolio was placed on negative watch by one or more NRSROs since December 31, 2007.

As of July 31, 2008, two Alt-A private label MBS investments previously rated AAA and placed on negative watch were downgraded by at least one NRSRO. One investment, with an unpaid balance of $64.9 million, was downgraded to A. The other investment, with an unpaid balance of $129.7 million, was downgraded to BBB and remained on negative watch. In addition, one MBS investment backed by HELOC mortgage loans, with an unpaid balance of $25.7 million, was placed on negative watch by at least one NRSRO.

Internal Credit Ratings.  The following tables present the Bank’s investment credit exposure, including accrued interest, as of June 30, 2008 and December 31, 2007 based on the Bank’s internal credit rating system. Through the Bank’s internal credit rating process, negative credit watch is incorporated into the credit rating analysis of the investment securities portfolio. Placement on negative credit watch typically translates into a downgrade of one credit rating level.

(in millions)	June 30, 2008(2)(3)

Internal Credit Ratings(1)	AAA	AA	A	BBB	BB	B	Total

Money market investments:
Interest-earning deposits	$-	$2,500.2	$3,200.2	$190.0	$-	$-	$5,890.4
Federal funds sold and loans to other FHLBanks	-	3,563.1	3,014.7	-	-	-	6,577.8

Subtotal	-	6,063.3	6,214.9	190.0	-	-	12,468.2
Investment securities:
Commercial paper	-	-	-	-	-	-	-
Government-sponsored enterprises	918.5	-	-	-	-	-	918.5
State or local agency obligations	239.9	342.6	126.0	-	-	-	708.5
MBS issued by Federal agencies	48.8	-	-	-	-	-	48.8
MBS issued by government-sponsored enterprises:
Fannie Mae	459.6	-	-	-	-	-	459.6
Freddie Mac	1,331.1	-	-	-	-	-	1,331.1
MBS issued by private label issuers	8,391.1	1,211.5	40.3	-	-	2.2	9,645.1

Total investments	$11,389.0	$7,617.4	$6,381.2	$190.0	-	$2.2	$25,579.8

(in millions)	December 31, 2007(2)(3)

Internal Credit Ratings(1)	AAA	AA	A	BBB	BB	B	Total

Money market investments:
Interest-earning deposits	$-	$2,688.2	$2,926.1	$101.1	$-	$-	$5,715.4
Federal funds sold and loans to other FHLBanks	500.0	1,975.1	2,650.2	100.0	-	-	5,225.3

Subtotal	500.0	4,663.3	5,576.3	201.1	-	-	10,940.7
Investment securities:
Commercial paper	-	-	83.5	-	-	-	83.5
Government-sponsored enterprises	929.1	-	-	-	-	-	929.1
State or local agency obligations	261.1	445.1	-	-	-	-	706.2
MBS issued by Federal agencies	55.2	-	-	-	-	-	55.2
MBS issued by government-sponsored enterprises:
Fannie Mae	508.9	-	-	-	-	-	508.9
Freddie Mac	1,470.5	-	-	-	-	-	1,470.5
MBS issued by private label issuers	10,583.6	12.0	-	-	-	-	10,595.6

Total investments	$14,308.4	$5,120.4	$5,659.8	$201.1	-	-	$25,289.7

Note:

(1)	The Bank measures credit exposure through a process which includes internal credit review and various external factors, including placement on negative watch. This analysis results in an internal credit rating which is translated into a generic NRSRO rating for presentation in the table above. In all cases, the Bank’s assigned internal credit rating will never be higher than the lowest NRSRO rating. These tables do not reflect changes in any rating, outlook or watch status after June 30, 2008 and December 31, 2007, respectively.
(2)	Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to June 30, 2008, are described in detail above. Private label MBS rated AA as of June 30, 2008 and December 31, 2007, include restricted certificates pertaining to the Shared Funding Program. See Note 5 of the audited financial statements for additional information.
(3)	Various deposits not held as investments as well as mutual fund equity investments held by the Bank through a Rabbi trust to offset deferred compensation arrangements which are not generally assigned a credit rating are excluded from the tables above.

As noted above, at June 30, 2008, the Bank’s private label MBS portfolio reflected an increase of $1.2 billion in AA rated securities compared to December 31, 2007 balances. This was driven by an increase in securities rated AAA and placed on negative watch by at least one NRSRO. These securities included thirteen Alt-A MBS investments with an unpaid balance of $1.1 billion, one subprime MBS investment with an unpaid balance of $3.8 million and one prime MBS investment with an unpaid balance of $69.1 million.

Also, as noted above, at June 30, 2008, the Bank’s private label MBS portfolio reflected an increase of $40.3 million in A rated securities compared to December 31, 2007. This was partially driven by four securities rated AA and placed on negative watch by at least one NRSRO, with an unpaid balance of $20.3 million. In addition, two securities, with an unpaid balance of $20.0 million, were downgraded to A by at least one NRSRO. All of these securities were MBS backed by HELOC mortgage loans.

See additional discussion of credit characteristics of the private label MBS portfolio detailed below.

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

	June 30,	December 31,
(dollars in millions)	2008	2007

Prime fixed- and adjustable-rate securities	$6,668.0	$7,523.9
Alt-A fixed- and adjustable-rate securities	2,715.8	2,777.3
Home equity line of credit (HELOC) securities	68.2	85.3
Subprime securities	20.1	22.2
Other securities (including securities under federal insurance or guarantee programs)	173.0	186.9

Total private label MBS	$9,645.1	$10,595.6

Number of MBS private label investments	176	179
Average balance per security	$54.8	$59.2

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime, Alt-A or subprime. There is no universally accepted definition of these segments. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Further, many mortgage participants classify single-family loans with credit characteristics that range between prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with lower or no documentation versus a full documentation mortgage loan. Industry participants often use this classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation. At June 30, 2008, one prime MBS, with an unpaid balance of $69.1 million, was placed on negative watch by at least one NRSRO.

The following table presents additional information regarding the underlying mortgage loan collateral for the Bank’s private label MBS portfolio in the subprime and Alt-A segments as well as those securities specifically backed by HELOCs as of June 30, 2008.

	June 30, 2008
(dollars in millions)	Alt-A	Subprime	HELOC
Year of Securitization (Vintage)	Securities	Securities	Securities

2002	$14.0	$7.5	$-
2003	260.9	12.6	-
2004	467.9	-	36.2
2005	470.9	-	6.3
2006	1,025.9	-	25.7
2007	476.2	-	-

Total	$2,715.8	$20.1	$68.2

Weighted average original FICO ® scores	724	616	721
Weighted average original LTV ratio	67%	74%	85%
Weighted average interest-only composition	50%	n/a	n/a
Weighted average investment property composition	8%	6%	n/a
Weighted average delinquency rate	1.3%	4.8%	3.7%
Weighted average subordination rate	7.5%	61.4%	(1)

n/a – information is not available

Note:

(1)	The portion of the private label MBS portfolio backed by HELOC securities includes eight securities. None of the eight deals have a subordinated tranche. Instead, they rely mainly on bond insurance for credit enhancement. In addition, all deals have over-collateralization protection. The weighted over-collateralization rate of the eight deals was 5.5%.

Bond Insurers.  The Bank’s investment securities portfolio includes eleven investments which are insured by four bond insurers/guarantors. The Bank closely monitors the financial condition of these bond insurers. One insurer, Financial Security Assurance, Inc. (FSA), was rated AAA as of July 31, 2008, while two were rated AA and one was rated CCC. The bond insurer rated CCC was Financial Guaranty Insurance Corp. (FGIC), which wrapped one MBS investment backed by HELOC mortgage loans. This investment, which was classified as available for sale, had an amortized cost of $4.7 million, an estimated fair value of $2.2 million as of June 30, 2008 and was rated BB and on negative watch by at least one NRSRO. The credit ratings for non-FSA wrapped investments depend upon the credit quality of the bond insurer as well as the credit quality of the underlying collateral. As of July 31, 2008, these eleven investments included eight securities backed by HELOCs and one security backed by subprime mortgage loans. The other two insured investments were state and local agency obligations.

Mortgage Loans.  The Bank offers a mortgage loan purchase program as a service to members. The Finance Board has authorized the Bank to hold mortgage loans under the MPF Program. Under this Program, the Bank acquires mortgage loans from participating members in a shared credit risk structure, including the necessary credit enhancement. These assets carry credit enhancements, which give them the approximate equivalent of an AA credit rating, although the credit enhancement is not actually rated. The Bank had net mortgage loan balances of $6.0 billion and $6.2 billion as of June 30, 2008 and December 31, 2007, respectively, including allowance for credit losses of $1.5 million and $1.1 million, respectively.

Mortgage Insurers.  The Bank’s MPF Program currently has credit exposure with nine mortgage insurance companies to provide either primary mortgage insurance (PMI) and/or supplemental mortgage insurance (SMI) under its various programs. The Bank closely monitors the financial condition of these mortgage insurers. All providers are required to have a credit rating of AA- or better at the time of commitment and are reviewed at least annually by the Bank’s Credit Risk Committee or more frequently as circumstances warrant. The MPF Provider and the various FHLBanks offering the MPF Program have established a set of financial criteria for monitoring the financial condition of the mortgage insurance companies. As of June 30, 2008, the Bank had total credit exposure including both PMI and SMI, to Mortgage Guaranty Insurance Corp. (MGIC), its largest mortgage insurer, of $70.8 million.

As of July 31, 2008, many of the Bank’s mortgage insurance providers have had their external ratings downgraded by one or more NRSROs for claims paying ability or insurer financial strength. Rating downgrades imply an increased risk that these mortgage insurers will fail to fulfill their obligations to reimburse the Bank for claims under insurance policies. If a mortgage insurer fails to fulfill its obligations, the Bank may bear the full loss of the borrower default on the related mortgage loans.

On July 10, 2008, Moody’s downgraded MGIC and PMI Mortgage Insurance Co. (PMI Mortgage) to A. As a result of these ratings actions, these insurers are no longer considered qualified SMI providers for the MPF Program. On July 21, 2008, under the provisions of the Program, the Bank notified the affected PFIs that they will be required to take one of the following actions within six months: (1) obtain replacement SMI coverage with a different provider; or (2) provide their own undertaking equivalent to SMI coverage, including assumption of credit enhancement and adequate collateralization of the credit enhancement obligation. In the event the PFIs do not take one of these actions, the Bank will withhold the PFIs performance-based credit enhancement fees.

The Bank also monitors the overall rating equivalents of mortgage loan pools covered by SMI policies. Currently, the Bank has a limited number of master commitments related to the MPF Plus program which are covered by SMI policies from the two different insurers, MGIC and PMI Mortgage. Due to the seasoning of these pools and the performance of the underlying loans, the Bank is not currently expected to substantially rely on these SMI policies. As a result, the Bank does not expect that the SMI credit rating downgrades will have a material impact on the Bank’s financial condition or results of operations.

BOB Loans.  The Bank has offered the BOB loan program to members since 2000, which is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development; repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. At June 30, 2008 and December 31, 2007, the balance of net BOB loans was $11.0 million and $12.8 million, respectively, after allowance for credit losses of $9.4 million and $6.8 million, respectively.

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

At June 30, 2008, the three largest counterparties, all of whom are rated AA, collectively represented approximately 87.6% of the Bank’s total net credit exposure, compared with 63.5% at December 31, 2007. Total net credit exposure to derivative counterparties, which represents derivative assets net of cash collateral, was $44.4 million and $47.7 million at June 30, 2008 and December 31, 2007, respectively.

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

Consolidated obligation bonds and discount notes, along with member deposits, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa/P-1 by Moody’s Investor Service, Inc. and AAA/A-1+ by Standard & Poor’s. These ratings measure the likelihood of timely payment of principal and interest. At June 30, 2008, the Bank’s bonds and discount notes totaled $65.7 billion and $23.5 billion, respectively, compared to $58.6 billion and $34.7 billion at December 31, 2007.

The Bank also offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at June 30, 2008 were $4.1 billion, compared to $2.3 billion at December 31, 2007.

As previously noted, the Bank experienced a significant increase in loans to members beginning in the second half of 2007; this growth peaked in April 2008 but has declined somewhat as of June 30, 2008. Despite ongoing turbulence in the capital markets, the Bank has continued to issue debt and provide liquidity to members as needed. Increased funding through short-term discount notes has been utilized to satisfy commensurate increases in member demand for credit. To the extent that market developments may result in greater demand for intermediate-term credit from members, the Bank plans to respond by altering its funding mix between discount notes and longer-term bonds to the extent the market permits. Since June 30, 2008, the Bank has found it more difficult to issue longer-term debt at spreads consistent with historical levels, due to ongoing market turmoil. The Bank’s funding spreads may be affected, in part, by the spreads paid by other GSEs, which have been much higher than historic levels.

The Bank’s investments also represent a source of liquidity. Total investments (interest-earning deposits, Federal funds sold, and investment securities) were $25.5 billion at June 30, 2008, compared to $24.7 billion at December 31, 2007. Excluding held-to-maturity securities, which, by definition, the Bank does not intend to liquidate, total investments available for liquidating purposes were $12.5 billion at June 30, 2008, compared to $10.5 billion at December 31, 2007.

In addition to being liable for its portion of consolidated obligations, i.e., those issued on its behalf, the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. Additionally, the Finance Board, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation or take other regulatory actions affecting the Bank, even in the absence of default by the primary obligor. The Bank’s total par consolidated obligation bonds and discount notes represented 7.3% and 8.1% of total FHLBank System consolidated obligations as of June 30, 2008 and December 31, 2007, respectively. For the FHLBank System, total par value of consolidated obligations were $1.3 trillion and $1.2 trillion at June 30, 2008 and December 31, 2007, respectively. FHLBank of Chicago has recently announced actual and forecasted financial performance results for 2008. See FHLBank of Chicago’s website (www.fhlbc.com) and reports as filed with the SEC for further information. Additional details regarding joint and several liability are discussed in Item 1A. Risk Factors in the Bank’s 2007 Annual Report filed on Form 10-K and in this report filed on Form 10-Q under the risk factor titled “The Bank is jointly and severally liable for the consolidated obligations of other FHLBanks.”

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

Item 1:	Financial Statements (unaudited) Financial Statements for the Three Months and Six Months Ended
June 30, 2008 and 2007
Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the three months		For the six months
	ended June 30,		ended June 30,

(in thousands, except per share amounts)	2008	2007	2008	2007

Interest income:
Loans to members	$488,262	$624,973	$1,210,189	$1,247,770
Prepayment fees on loans to members, net	2,035	879	2,121	1,224
Interest-earning deposits	47,935	52,260	110,931	103,926
Federal funds sold	20,158	51,611	53,106	97,972
Available-for-sale securities	307	742	743	1,545
Held-to-maturity securities	163,037	152,265	335,625	308,257
Mortgage loans held for portfolio	77,803	85,429	157,250	173,455
Loans to other FHLBanks	-	-	14	-

Total interest income	799,537	968,159	1,869,979	1,934,149

Interest expense:
Consolidated obligation discount notes	157,127	211,792	452,389	429,386
Consolidated obligation bonds	543,702	647,660	1,213,719	1,294,426
Deposits	10,003	21,503	25,347	39,096
Mandatorily redeemable capital stock	37	98	86	250
Other borrowings	35	1,209	56	1,440

Total interest expense	710,904	882,262	1,691,597	1,764,598

Net interest income before provision (benefit) for credit losses	88,633	85,897	178,382	169,551
Provision (benefit) for credit losses	2,112	(43)	3,475	1,846

Net interest income after provision (benefit) for credit losses	86,521	85,940	174,907	167,705
Other income (loss):
Services fees	937	997	1,931	1,955
Net loss on trading securities (Note 3)	(20)	-	(325)	-
Net gains (losses) on derivatives and hedging activities (Note 8)	(689)	(1,720)	3,655	3,277
Other, net	951	537	1,272	1,162

Total other income (loss)	1,179	(186)	6,533	6,394
Other expense:
Operating	14,215	13,578	28,159	27,455
Finance Board	757	659	1,514	1,319
Office of Finance	620	480	1,388	1,104

Total other expense	15,592	14,717	31,061	29,878

Income before assessments	72,108	71,037	150,379	144,221
Affordable Housing Program	5,890	5,809	12,285	11,799
REFCORP	13,244	13,045	27,619	26,484

Total assessments	19,134	18,854	39,904	38,283

Net income	$52,974	$52,183	$110,475	$105,938

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	40,527	30,646	40,871	30,885

Basic and diluted earnings per share	$1.31	$1.70	$2.70	$3.43

Dividends per share	$ .95	$1.50	$2.11	$3.09

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	June 30,	December 31,
(in thousands, except par value)	2008	2007

ASSETS
Cash and due from banks	$94,244	$67,388
Interest-earning deposits	6,552,038	5,679,389
Federal funds sold	5,890,000	4,725,000
Investment securities:
Trading securities (Note 3)	6,768	7,592
Available-for-sale securities, at fair value; amortized cost of $40,575 and $44,291, respectively (Note 4)	28,865	42,370
Held-to-maturity securities, at amortized cost; fair value of $12,259,015 and $13,964,840, respectively (Note 5)	13,021,353	14,236,883
Loans to members (Note 6)	66,328,973	68,797,522
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $1,479 and $1,055, respectively	6,027,549	6,219,736
Banking on Business loans, net of allowance for credit losses of $9,425 and $6,797, respectively	10,966	12,830
Loans to other FHLBanks	-	500,000
Accrued interest receivable	487,833	529,031
Premises, software and equipment, net	23,908	24,663
Derivative assets (Note 8)	44,102	46,969
Other assets	50,455	46,408

Total assets	$98,567,054	$100,935,781

Federal Home Loan Bank of Pittsburgh
Statement of Condition (continued) (unaudited)

	June 30,	December 31,
	2008	2007

LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$4,027,971	$2,234,960
Noninterest-bearing	27,219	20,702

Total deposits	4,055,190	2,255,662

Consolidated obligations, net: (Note 9)
Discount notes	23,498,415	34,685,085
Bonds	65,732,231	58,613,389

Total consolidated obligations, net	89,230,646	93,298,474

Mandatorily redeemable capital stock (Note 10)	3,929	3,929
Accrued interest payable	497,994	557,178
Affordable Housing Program	63,695	59,912
Payable to REFCORP	13,146	16,677
Derivative liabilities (Note 8)	375,173	430,295
Other liabilities	23,016	28,966

Total liabilities	94,262,789	96,651,093

Commitments and contingencies (Note 13)	-	-

Capital (Note 10)
Capital stock - putable ($100 par value) issued and outstanding shares: 39,978 and 39,947 shares at June 30, 2008 and December 31, 2007, respectively	3,997,777	3,994,732
Retained earnings	320,344	296,260
Accumulated other comprehensive loss:
Net unrealized loss on available-for-securities (Note 4)	(11,710)	(1,921)
Net unrealized loss relating to hedging activities (Note 8)	(1,122)	(2,916)
Pension and post-retirement benefits	(1,024)	(1,467)

Total capital	4,304,265	4,284,688

Total liabilities and capital	$98,567,054	$100,935,781

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For the six months ended June 30,
(in thousands)	2008	2007

OPERATING ACTIVITIES
Net income	$110,475	$105,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(126,039)	29,978
Change in net fair value adjustment on derivative and hedging activities	160,953	(1,814)
Other adjustments	3,484	1,846
Net change in:
Trading securities	824	-
Accrued interest receivable	41,069	12,679
Other assets	(566)	451
Accrued interest payable	(59,554)	(45,014)
Other liabilities	(6,087)	1,392

Total adjustments	14,084	(482)

Net cash provided by operating activities	$124,559	$105,456

INVESTING ACTIVITIES
Net change in:
Interest-earning deposits (including $2,351 from and $15 to other FHLBanks for mortgage loan programs)	$(1,111,868)	$(235,015)
Federal funds sold	(1,165,000)	885,000
Loans to other FHLBanks	500,000	-
Premises, software and equipment	(1,688)	(3,181)
Available-for-sale securities:
Proceeds	3,717	10,402
Held-to-maturity securities:
Net decrease in short-term	83,507	335,000
Proceeds from long-term	1,465,959	1,124,230
Purchases of long-term	(329,815)	(784,534)
Loans to members:
Proceeds	802,661,096	240,748,643
Made	(800,238,651)	(247,482,571)
Mortgage loans held for portfolio:
Proceeds	443,238	474,689
Purchases	(259,160)	(55,167)

Net cash provided by (used in) investing activities	$2,051,335	$(4,982,504)

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued) (unaudited)

	For the six months ended June 30,
(in thousands)	2008	2007

FINANCING ACTIVITIES
Net change in:
Deposits	$1,793,895	$1,009,623
Net proceeds from issuance of consolidated obligations:
Discount notes	499,719,026	173,819,687
Bonds (including $313,928 and $0 from other FHLBanks)	23,766,865	9,700,572
Payments for maturing and retiring consolidated obligations:
Discount notes	(510,832,030)	(168,717,342)
Bonds (including $0 from other FHLBanks)	(16,513,448)	(10,949,682)
Proceeds from issuance of capital stock	3,012,385	2,130,514
Payments for redemption of mandatorily redeemable capital stock	(53,663)	(2,326)
Payments for redemption/repurchase of capital stock	(2,955,677)	(2,029,966)
Cash dividends paid	(86,391)	(95,293)

Net cash (used in) provided by financing activities	$(2,149,038)	$4,865,787

Net increase (decrease) in cash and cash equivalents	26,856	(11,261)
Cash and cash equivalents at beginning of the period	67,388	78,098

Cash and cash equivalents at end of the period	$94,244	$66,837

Supplemental disclosures:
Interest paid during the period	$1,385,373	$1,272,470
AHP payments, net	8,502	7,573
REFCORP assessments paid	31,150	27,970
Transfers of mortgage loans to real estate owned	2,854	2,836

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

				Accumulated
				Other
	Capital Stock - Putable		Retained	Comprehensive
(in thousands, except shares)	Shares	Par Value	Earnings	Income (Loss)	Total Capital

Balance December 31, 2006	33,844	$3,384,358	$254,777	$(5,161)	$3,633,974

Proceeds from sale of capital stock	21,305	2,130,514			2,130,514
Redemption/repurchase of capital stock	(20,300)	(2,029,966)			(2,029,966)
Comprehensive income:
Net income			105,938		105,938
Net unrealized gain on available-for-sale securities				381	381
Reclassification adjustment for losses included in net income relating to:
Hedging activities				1,076	1,076
Other				66	66

Total comprehensive income			105,938	1,523	107,461
Cash dividends on capital stock			(95,293)		(95,293)

Balance June 30, 2007	34,849	$3,484,906	$265,422	$(3,638)	$3,746,690

Balance December 31, 2007	39,947	$3,994,732	$296,260	$(6,304)	$4,284,688

Proceeds from sale of capital stock	30,124	3,012,385			3,012,385
Redemption/repurchase of capital stock	(29,557)	(2,955,677)			(2,955,677)
Net shares reclassified to mandatorily redeemable capital stock	(536)	(53,663)			(53,663)
Comprehensive income (loss):
Net income			110,475		110,475
Net unrealized loss on available-for-sale securities				(9,789)	(9,789)
Reclassification adjustment for losses included in net income relating to:
Hedging activities				1,794	1,794
Other				443	443

Total comprehensive income (loss)			110,475	(7,552)	102,923
Cash dividends on capital stock			(86,391)		(86,391)

Balance June 30, 2008	39,978	$3,997,777	$320,344	$(13,856)	$4,304,265

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements (unaudited)

Note 1 –	Background Information

The Bank, a federally chartered corporation, is one of twelve district FHLBanks. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank provides available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. State and local housing associates that meet certain statutes or criteria, with Bank approval, may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not eligible to hold capital stock.

All members must purchase a level of stock in the Bank based on their borrowing capacity; the minimum required to be purchased is $10,000. The total amount of capital stock members must own is based on their outstanding loans, their unused borrowing capacity and the principal balance of residential mortgage loans previously sold to the Bank, all based on the percentages set forth in the Bank’s Capital Plan. See Note 10 for additional information. The Bank considers those members with capital stock outstanding in excess of ten percent of total capital stock outstanding to be related parties. See Note 11 for additional information.

The Finance Board, an independent agency in the executive branch of the United States government, supervises and regulates the FHLBanks and the OF. The OF is a joint office of the FHLBanks established by the Finance Board to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all twelve FHLBanks. The Finance Board’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Board establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any subsidiaries, off-balance sheet special-purpose entities or any other type of off-balance sheet conduits.

As provided by the Act, as amended, or Finance Board regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans to members, purchase mortgages from members through the MPF Program and purchase investment securities. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

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

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS 159).  On February 15, 2007, the FASB issued SFAS 159 which creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to separately display the fair value of those assets and liabilities for which the entity has elected the fair value option separately on the face of the balance sheet. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value of those instruments selected for the fair value election. The Bank adopted SFAS 159 on January 1, 2008 but has not elected the fair value option on any financial assets or liabilities under SFAS 159. Therefore, the Bank’s adoption of SFAS 159 had no impact on its Statement of Operations and Statement of Condition.

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

	As Originally	Impact of
(in thousands)	Reported	Adoption	As Adjusted

Interest-earning deposits	$5,740,036	$(60,647)	$5,679,389
Accrued interest receivable	529,371	(340)	529,031
Derivative assets	240,557	(193,588)	46,969
Total assets	101,190,356	(254,575)	100,935,781

Interest-bearing deposits	2,427,842	(192,882)	2,234,960
Total deposits	2,448,544	(192,882)	2,255,662
Accrued interest payable	557,885	(707)	557,178
Derivative liabilities	491,281	(60,986)	430,295
Total liabilities	96,905,668	(254,575)	96,651,093

SFAS 133 Implementation Issue No. E23: Issues Involving the Application of the Shortcut Method Under Paragraph 68 (DIG E23).  In December 2007, the FASB issued DIG E23, which provides two clarifications on the application of the shortcut method in accordance with paragraph 68 of SFAS 133. DIG E23 permits the use of the

Notes to Financial Statements (unaudited) (continued)

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

Note 3 –	Trading Securities

Trading securities as of June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
(in thousands)	2008	2007

Mutual funds offsetting deferred compensation	$6,768	$7,592

Total	$6,768	$7,592

The above mutual funds are held in a Rabbi trust created in November 2007 to generate returns that seek to offset changes in liabilities related to the notional market risk of certain deferred compensation agreements. These deferred compensation liabilities were $6.7 million and $7.6 million at June 30, 2008 and December 31, 2007, respectively. Prior to the creation of the Rabbi trust, the Bank maintained available-for-sale mutual funds for this purpose.

The net change in trading securities from December 31, 2007 to June 30, 2008 is driven by deferrals, matching contributions and payouts, in accordance with the terms of the Supplemental Thrift Plan, as well as the overall performance of the mutual funds.

Net losses on trading securities were $20 thousand for the three months ended June 30, 2008 and $325 thousand for the six months ended June 30, 2008. The Bank held no trading securities during the first six months of 2007 and, therefore, had no gains (losses) on trading securities for the three and six months ended June 30, 2007.

Note 4 –	Available-for-Sale Securities

Available-for-sale securities as of June 30, 2008 and December 31, 2007, were as follows:

	June 30, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Private label mortgage-backed securities	$40,575	$-	$(11,710)	$28,865

Total available-for-sale securities	$40,575	$-	$(11,710)	$28,865

	December 31, 2007
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Private label mortgage-backed securities	$44,291	$-	$(1,921)	$42,370

Total available-for-sale securities	$44,291	$-	$(1,921)	$42,370

Available-for-sale securities with unrealized losses had fair values of $28.9 million and $42.4 million as of June 30, 2008 and December 31, 2007, respectively. At both June 30, 2008 and December 31, 2007, all of these securities had been in an unrealized loss position for less than twelve months.

Notes to Financial Statements (unaudited) (continued)

The Bank evaluates its individual available-for-sale investment securities for other-than-temporary impairment on a quarterly basis. As part of this process, the Bank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. The ability and intent of the Bank is demonstrated by the fact that the Bank is well capitalized and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would impact such intent and ability. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the perceived riskiness of the underlying type of collateral; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as FICO credit scores and delinquency rates. As a result of this security level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. Securities with weaker performance measures are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions such as default rates and loss severity to determine whether the Bank expects to receive the contractual cash flows to which it is entitled. As a result of this evaluation, management does not believe it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the individual securities. Therefore, the Bank does not consider any available-for-sale investments to be other-than-temporarily impaired at June 30, 2008.

Redemption Terms. The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $8 thousand and $10 thousand at June 30, 2008 and December 31, 2007, respectively. Contractual maturity extends over a period exceeding ten years. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms. The following table details interest payment terms for available-for-sale mortgage-backed securities at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
(in thousands)	2008	2007

Variable-rate pass-through securities	$1,030	$1,217
Variable-rate collateralized mortgage obligations	39,545	43,074

Total amortized cost	$40,575	$44,291

Notes to Financial Statements (unaudited) (continued)

Note 5 –	Held-to-Maturity Securities

Held-to-maturity securities as of June 30, 2008 and December 31, 2007 were as follows:

	June 30, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Government-sponsored enterprises	$910,514	$3,280	$(5,586)	$908,208
State or local agency obligations	703,293	8,220	(15,980)	695,533

	1,613,807	11,500	(21,566)	1,603,741
Mortgage-backed securities:
U.S. agency	48,688	51	(1,354)	47,385
Government-sponsored enterprises	1,781,408	14,982	(30,456)	1,765,934
Private label	9,577,450	95	(735,590)	8,841,955

Total mortgage-backed securities	11,407,546	15,128	(767,400)	10,655,274

Total held-to-maturity securities	$13,021,353	$26,628	$(788,966)	$12,259,015

	December 31, 2007
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost	Gains	Losses	Value

Commercial paper(1)	$83,507	$-	$-	$83,507
Government-sponsored enterprises	919,196	3,890	(1,767)	921,319
State or local agency obligations	699,175	9,000	(13,265)	694,910

	1,701,878	12,890	(15,032)	1,699,736
Mortgage-backed securities:
U.S. agency	55,048	101	(1,520)	53,629
Government-sponsored enterprises	1,969,293	17,793	(28,530)	1,958,556
Private label	10,510,664	3,834	(261,579)	10,252,919

Total mortgage-backed securities	12,535,005	21,728	(291,629)	12,265,104

Total held-to-maturity securities	$14,236,883	$34,618	$(306,661)	$13,964,840

Note:
(1) Represents asset-backed commercial paper, all of which matured by January 8, 2008.

Restricted securities relating to the Shared Funding Program are classified as held-to-maturity and are included in private label mortgage-backed securities above. The restricted securities had an amortized cost of $49.7 million and $53.1 million as of June 30, 2008 and December 31, 2007, respectively. No held-to-maturity securities were pledged as collateral as of June 30, 2008 or December 31, 2007.

Notes to Financial Statements (unaudited) (continued)

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2008 and December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2008
	Less than 12 months		Greater than 12 months		Total

		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government-sponsored enterprises	$304,928	$(5,586)	$-	$-	$304,928	$(5,586)
State or local agency obligations	255,193	(13,989)	16,652	(1,991)	271,845	(15,980)

	560,121	(19,575)	16,652	(1,991)	576,773	(21,566)
Mortgage-backed securities:
U.S. agency	13,871	(78)	29,140	(1,276)	43,011	(1,354)
Government-sponsored enterprises	361,316	(4,219)	502,103	(26,237)	863,419	(30,456)
Private label	5,001,588	(354,544)	3,732,318	(381,046)	8,733,906	(735,590)

Total mortgage-backed securities	5,376,775	(358,841)	4,263,561	(408,559)	9,640,336	(767,400)

Total temporarily impaired	$5,936,896	$(378,416)	$4,280,213	$(410,550)	$10,217,109	$(788,966)

	December 31, 2007
	Less than 12 months		Greater than 12 months		Total

		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Government-sponsored enterprises	$-	$-	$117,429	$(1,767)	$117,429	$(1,767)
State or local agency obligations	257,920	(11,246)	25,300	(2,019)	283,220	(13,265)

	257,920	(11,246)	142,729	(3,786)	400,649	(15,032)
Mortgage-backed securities:
U.S. agency	-	-	40,123	(1,520)	40,123	(1,520)
Government-sponsored enterprises	64,307	(341)	834,300	(28,189)	898,607	(28,530)
Private label	4,795,831	(89,114)	4,376,782	(172,465)	9,172,613	(261,579)

Total mortgage-backed securities	4,860,138	(89,455)	5,251,205	(202,174)	10,111,343	(291,629)

Total temporarily impaired	$5,118,058	$(100,701)	$5,393,934	$(205,960)	$10,511,992	$(306,661)

The Bank evaluates its individual held-to-maturity investment securities for other-than-temporary impairment on a quarterly basis. As part of this process, the Bank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. The ability and intent of the Bank is demonstrated by the fact that the Bank is well capitalized and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would impact such intent and ability. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the perceived riskiness of the underlying type of collateral; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as FICO credit scores and delinquency rates. As a result of this security level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. Securities with weaker performance measures are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions such as default rates and loss severity to determine whether the Bank expects to receive the contractual cash flows to which it is entitled. As a result of this evaluation, management does not believe it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the individual securities. Therefore, the Bank does not consider any held-to-maturity investments to be other-than-temporarily impaired at June 30, 2008.

Notes to Financial Statements (unaudited) (continued)

Redemption Terms.  The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2008		December 31, 2007

		Estimated Fair		Estimated Fair
Year of Maturity	Amortized Cost	Value	Amortized Cost	Value

Due in one year or less	$426,990	$427,740	$715,342	$717,151
Due after one year through five years	734,923	742,799	541,085	551,539
Due after five years through ten years	111,569	107,939	129,006	127,131
Due after ten years	340,325	325,263	316,445	303,915

	1,613,807	1,603,741	1,701,878	1,699,736
Mortgage-backed securities	11,407,546	10,655,274	12,535,005	12,265,104

Total	$13,021,353	$12,259,015	$14,236,883	$13,964,840

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity included net discounts of $86.7 million and $94.8 million at June 30, 2008 and December 31, 2007, respectively.

Interest Rate Payment Terms.  The following table details interest rate payment terms for held-to-maturity securities at June 30, 2008 and December 31, 2007.

	June 30,	December 31,
(in thousands)	2008	2007

Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$1,078,367	$1,188,598
Variable-rate	535,440	513,280

	1,613,807	1,701,878
Amortized cost of held-to-maturity mortgage-backed securities:
Pass through securities:
Fixed-rate	5,278,575	5,788,676
Variable-rate	155,357	169,320
Collateralized mortgage obligations:
Fixed-rate	5,709,996	6,281,389
Variable-rate	263,618	295,620

	11,407,546	12,535,005

Total held-to-maturity securities	$13,021,353	$14,236,883

Notes to Financial Statements (unaudited) (continued)

Realized Gains and Losses.  There were no sales of held-to-maturity securities and, therefore, no realized gains or losses on sales, for the three and six months ended June 30, 2008 and 2007, respectively.

Note 6 –	Loans to Members

Redemption Terms. At June 30, 2008, the Bank had loans to members outstanding including AHP loans at interest rates ranging from 0% to 8.56% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.50%. The following table summarizes loans to members by year of contractual maturity.

	June 30, 2008		December 31, 2007
(dollars in thousands)
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$21,121,291	3.09%	$30,817,796	4.36%
Due after 1 year through 2 years	10,372,179	4.42%	8,893,651	4.75%
Due after 2 years through 3 years	14,492,046	4.03%	10,368,080	4.85%
Due after 3 years through 4 years	3,487,702	3.70%	2,523,353	4.94%
Due after 4 years through 5 years	5,970,524	4.37%	5,285,318	4.72%
Thereafter	9,990,032	5.03%	9,968,932	5.07%

Total par value	65,433,774	3.95%	67,857,130	4.64%

Discount on AHP loans to members	(1,194)		(1,289)
Deferred prepayment fees	(139)		(178)
SFAS 133 hedging adjustments	896,532		941,859

Total book value	$66,328,973		$68,797,522

The Bank offers loans to members that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At both June 30, 2008 and December 31, 2007, the Bank had returnable loans of $3.6 billion. The following table summarizes loans to members by either year of contractual maturity or, in the case of returnable loans to members, next call date.

(in thousands)	June 30,	December 31,
Year of Contractual Maturity or Next Call Date	2008	2007

Due in 1 year or less	$24,724,291	$34,346,796
Due after 1 year through 2 years	10,382,179	8,894,651
Due after 2 years through 3 years	14,081,046	9,862,080
Due after 3 years through 4 years	3,477,702	2,195,352
Due after 4 years through 5 years	4,483,524	4,264,319
Thereafter	8,285,032	8,293,932

Total par value	$65,433,774	$67,857,130

Notes to Financial Statements (unaudited) (continued)

The Bank also offers convertible loans. With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At both June 30, 2008 and December 31, 2007, the Bank had convertible loans outstanding of $9.3 billion. The following table summarizes loans to members either by year of contractual maturity or, in the case of convertible loans to members, next convertible date.

(in thousands)	June 30,	December 31,
Year of Contractual Maturity or Next Convertible Date	2008	2007

Due in 1 year or less	$29,006,811	$38,274,066
Due after 1 year through 2 years	10,146,259	9,200,901
Due after 2 years through 3 years	13,406,396	9,136,860
Due after 3 years through 4 years	3,039,602	1,981,902
Due after 4 years through 5 years	4,240,924	3,948,719
Thereafter	5,593,782	5,314,682

Total par value	$65,433,774	$67,857,130

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

The Bank’s potential credit risk from loans to members is concentrated in commercial banks and savings institutions. As of June 30, 2008, the Bank had loans to members of $44.0 billion outstanding to the five largest borrowers, which represented 67.3% of the total loans outstanding. Of these five, three had outstanding loan balances in excess of 10% of the total portfolio at June 30, 2008. As of December 31, 2007, the Bank had loans to members of $49.0 billion outstanding to the five largest borrowers, which represented 72.3% of total loans outstanding. Of these five, two had outstanding loan balances in excess of 10% of the total portfolio at December 31, 2007. The Bank held sufficient collateral, in accordance with its policy, to secure loans to members and the Bank does not expect to incur any losses on these loans. See Note 11 for further information on transactions with related parties.

Interest Rate Payment Terms. The following table details interest rate payment terms for loans to members.

	June 30,	December 31,
(in thousands)	2008	2007

Fixed rate – overnight	$5,086,379	$5,950,009
Fixed rate – term	51,097,114	56,563,552
Variable-rate	9,250,281	5,343,569

Total par value	$65,433,774	$67,857,130

At June 30, 2008, the Bank had $35.2 billion of fixed rate loans and $9.1 billion of variable rate loans with a contractual maturity greater than one year. At December 31, 2007, these balances were $32.0 billion and $5.0 billion, respectively.

Note 7 –	Mortgage Loans Held for Portfolio

The MPF Program involves investment by the Bank in mortgage loans which are purchased from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby the Bank’s members originate, service, and credit enhance home mortgage loans that are then sold to the Bank. The Bank has historically sold participation interests in some of its MPF Program loans to other FHLBanks and holds the rest in portfolio. The Bank has committed to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago. See Note 11 for further information on transactions with related parties.

Notes to Financial Statements (unaudited) (continued)

The following table presents information as of June 30, 2008 and December 31, 2007 on mortgage loans held for portfolio.

	June 30,	December 31,
(in thousands)	2008	2007

Fixed medium-term single-family mortgages(1)	$1,077,728	$1,131,391
Fixed long-term single-family mortgages(1)	4,897,421	5,029,240

Total par value	5,975,149	6,160,631

Premiums	61,917	66,862
Discounts	(22,864)	(23,661)
SFAS 133 hedging adjustments	14,826	16,959

Total mortgage loans held for portfolio	$6,029,028	$6,220,791

Note:
(1) Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity.

	June 30,	December 31,
(in thousands)	2008	2007

Government-guaranteed/insured loans	$480,045	$523,803
Conventional loans	5,495,104	5,636,828

Total par value	$5,975,149	$6,160,631

Year of maturity
Due within one year	$16	$17
Due after one year through five years	4,368	1,844
Due after five years	5,970,765	6,158,770

Total par value	$5,975,149	$6,160,631

Note 8 –	Derivatives and Hedging Activities

The components of net gains (losses) on derivatives and hedging activities for the three and six months ended June 30, 2008 and 2007, respectively, are presented in the following table.

	For the three months ended		For the six months ended
	June 30,		June 30,

(in thousands)	2008	2007	2008	2007

Gains (losses) related to fair value hedge ineffectiveness	$(557)	$(4,208)	$5,398	$1,116
Gains (losses) on economic hedges	448	2,420	(1,428)	1,885
Other	(580)	67	(314)	223
Gains (losses) on intermediary hedges	-	1	(1)	53

Net gains (losses) on derivatives and hedging activities	$(689)	$(1,720)	$3,655	$3,277

The fluctuations in the various gains (losses) categories were primarily due to changes in interest rates. There were no material amounts for the three and six months ended June 30, 2008 and 2007 that were reclassified into earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two month period thereafter. As of June 30, 2008, the deferred net gains on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next twelve months was $0.5 million. Normally, the maximum length of time over which the Bank

Notes to Financial Statements (unaudited) (continued)

hedges its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 45 days or less. The Bank did not have any hedges related to the exposure to the variability in future cash flows for forecasted transactions at June 30, 2008.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007

		Estimated		Estimated
(in thousands)	Notional	Fair Value	Notional	Fair Value

Interest rate swaps
Fair value	$75,193,309	$(460,270)	$69,626,956	$(359,111)
Economic	661,000	(1,820)	126,000	(3,742)
Intermediation	3,968	6	7,649	13
Interest rate swaptions
Economic	400,000	-	1,400,000	340
Interest rate caps/floors
Economic	225,000	214	-	-
Interest rate forward settlement agreements
Fair value	-	-	2,088,000	(3,026)
Mortgage delivery commitments
Economic	15,476	14	6,622	26

Total	$76,498,753	$(461,856)	$73,255,227	$(365,500)

Total derivatives excluding accrued interest		$(461,856)		$(365,500)
Accrued interest		18,037		114,776
Cash collateral held by counterparty and related accrued interest		300,334		60,986
Cash collateral held from counterparty and related accrued interest		(187,586)		(193,588)

Net derivative balances		$(331,071)		$(383,326)

Net derivative asset balances		$44,102		$46,969
Net derivative liability balances		(375,173)		(430,295)

Net derivative balances		$(331,071)		$(383,326)

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

Credit Risk. At June 30, 2008 and December 31, 2007, the Bank’s maximum credit risk associated with derivatives was approximately $231.7 million and $240.6 million, respectively. These totals include $26.2 million and $72.0 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables on the derivatives, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $187.2 million and $192.9 million as collateral as of June 30, 2008 and December 31, 2007, respectively. Three counterparties comprised 87.6% of the Bank’s total credit risk when measured after consideration for related collateral as of June 30, 2008. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Notes to Financial Statements (unaudited) (continued)

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

The following table details interest rate payment terms for consolidated obligation bonds.

	June 30,	December 31,
(in thousands)	2008	2007

Par value of consolidated bonds:
Fixed-rate	$49,005,975	$46,013,264
Step-up	830,000	2,495,150
Floating-rate	14,580,000	8,265,000
Zero coupon	3,228,000	4,028,000
Range bonds	285,000	559,380
Conversion bonds:
Fixed to floating	15,000	45,000
Floating to fixed	125,000	115,000

Total par value	68,068,975	61,520,794

Bond premiums	38,933	18,970
Bond discounts	(2,437,007)	(3,064,771)
SFAS 133 hedging	61,330	138,396

Total book value	$65,732,231	$58,613,389

Notes to Financial Statements (unaudited) (continued)

Maturity Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	June 30, 2008		December 31, 2007

(dollars in thousands)		Weighted Average		Weighted Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$21,236,100	3.20%	$15,484,500	4.60%
Due in 1 year through 2 years	12,777,000	3.13%	11,535,630	4.67%
Due in 2 years through 3 years	6,054,000	4.12%	5,861,000	4.77%
Due in 3 years through 4 years	3,415,000	4.67%	2,663,000	5.03%
Due in 4 years through 5 years	6,427,000	4.84%	6,135,000	5.12%
Thereafter	12,744,500	3.74%	14,652,000	3.76%
Index amortizing notes	5,415,375	4.96%	5,189,664	4.96%

Total par value	68,068,975	3.74%	61,520,794	4.53%

Bond premiums	38,933		18,970
Bond discounts	(2,437,007)		(3,064,771)
SFAS 133 hedging adjustments	61,330		138,396

Total book value	$65,732,231		$58,613,389

The Bank’s consolidated obligation bonds included:

	June 30,	December 31,
(in thousands)	2008	2007

Par value of consolidated bonds:
Noncallable	$47,780,475	$35,636,264
Callable	20,288,500	25,884,530

Total par value	$68,068,975	$61,520,794

The following table summarizes consolidated obligation bonds outstanding by either year of contractual maturity or, in the case of callable bonds, next call date.

(in thousands)	June 30,	December 31,
Year of Contractual Maturity or Next Call Date	2008	2007

Due in 1 year or less	$34,832,100	$32,954,530
Due in 1 year through 2 years	16,494,000	12,658,100
Due in 2 years through 3 years	5,188,000	4,570,000
Due in 3 years through 4 years	1,105,000	1,259,000
Due in 4 years through 5 years	1,736,000	1,369,000
Thereafter	3,298,500	3,520,500
Index amortizing notes	5,415,375	5,189,664

Total par value	$68,068,975	$61,520,794

Notes to Financial Statements (unaudited) (continued)

Consolidated Discount Notes. Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows:

	June 30,	December 31,
(dollars in thousands)	2008	2007

Book value	$23,498,415	$34,685,085
Par value	23,551,234	34,801,868
Weighted average interest rate	2.20%	4.27%

Note 10 –	Capital

The following table demonstrates the Bank’s compliance with capital requirements at June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007

(dollars in thousands)	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$1,200,337	$4,322,049	$646,815	$4,294,921
Total capital-to-asset ratio	4.0%	4.4%	4.0%	4.3%
Total regulatory capital	$3,942,682	$4,332,954	$4,037,431	$4,302,773
Leverage ratio	5.0%	6.6%	5.0%	6.4%
Leverage capital	$4,928,353	$6,493,979	$5,046,789	$6,450,235

Capital Concentrations. The following table presents member holdings of ten percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
(dollars in thousands)
		Percent of		Percent of
Member	Capital stock	total	Capital stock	total

Sovereign Bank, Reading PA	$848,087	21.2%	$894,456	22.4%
ING Bank, FSB, Wilmington DE	530,791	13.3%	614,161	15.4%
GMAC Bank, Midvale UT	510,537	12.8%	533,102	13.3%
PNC Bank, N.A., Pittsburgh PA	460,407	11.5%	336,309	8.4%

Mandatorily Redeemable Capital Stock. At both June 30, 2008 and December 31, 2007 the Bank had $3.9 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the second quarter of 2008 and 2007, dividends on mandatorily redeemable capital stock in the amount of $37 thousand and $98 thousand, respectively, were recorded as interest expense. For the six months ended June 30, 2008 and 2007, dividends on mandatorily redeemable capital stock in the amount of $86 thousand and $250 thousand, respectively, were recorded as interest expense. There have been no reclassifications of mandatorily redeemable capital stock back into capital.

Notes to Financial Statements (unaudited) (continued)

As of June 30, 2008, two members (one of which is in receivership) had previously notified the Bank that they wanted to voluntarily redeem their capital stock and withdraw from membership. These redemptions were not complete as of June 30, 2008. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption.

	June 30,	December 31,
(in thousands)	2008	2007

Due in 1 year or less	$5	$1
Due in 1 year through 2 years	3,899	4
Due in 2 years through 3 years	10	3,899
Due in 3 years through 4 years	5	11
Due in 4 years through 5 years	2	6
Thereafter	8	8

Total	$3,929	$3,929

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a nonmember (a former member that withdrew from membership, merged into a nonmember or was otherwise acquired by a nonmember).

The Bank’s repurchases of capital stock related to out-of-district mergers were $53.7 million for the six months ended June 30, 2008. The Bank repurchased $2.3 million of capital stock related to out-of-district mergers for the six months ended June 30, 2007.

The following table provides the number of stockholders and the related dollar amounts for activities recorded in mandatorily redeemable stock for the six months ended June 30, 2008 and 2007.

	2008		2007

	Number of		Number of
(in thousands)	Stockholders	Amount	Stockholders	Amount

Balance, beginning of the period	3	$3,929	4	$7,892
Capital stock subject to mandatory redemption reclassified from equity due to withdrawals	1	53,663	-	-
Redemption of mandatorily redeemable capital stock due to withdrawals	(1)	(53,663)	-	(2,326)

Balance, end of the period	3	$3,929	4	$5,566

Dividends. All dividend payments are subject to the approval of the Bank’s Board. Dividends may be paid in either capital stock or cash, although the Bank has historically paid cash dividends only. At June 30, 2008, Bank retained earnings stood at $320.4 million, representing an increase of $24.1 million, or 8.1%, from December 31, 2007. The Bank’s retained earnings policy recommends a level of retained earnings and includes components for market, credit, operating and accounting risks. If forecasted retained earnings are sufficiently below this recommended level, the Board must establish an explicit implementation approach and timetable for reaching an adequate level of retained earnings. At both March 31, 2008 and June 30, 2008, forecasted retained earnings were below this level. This shortfall was primarily due to an increase in the required market risk capital component of the calculation, which is the same as the Bank’s market risk-based capital calculation reported above. The increase in required market risk-based capital was primarily caused by widening mortgage credit spreads and a decline in the ratio of the Bank’s market value of equity to book value of equity. The ratio fell from 86% at December 31, 2007 to 73% at March 31, 2008 and remained relatively flat at 74% at June 30, 2008. In accordance with the Finance Board’s risk-based capital regulation, the Bank is required to provide for additional market risk-based capital when the ratio falls below 85%. The Board is developing an approach and timetable for reaching an appropriate level of retained

Notes to Financial Statements (unaudited) (continued)

earnings. Further details of the components of required risk-based capital are presented in the “Financial Condition” and “Capital Resources” discussions in Item 2. Management’s Discussion and Analysis in this report on Form 10-Q. The amount the Board determines to pay out will be affected by, among other factors, the level of retained earnings recommended under the retained earnings policy.

Additional discussions regarding mandatorily redeemable capital stock, members’ capital requirements and the restrictions on capital stock redemption can be found in Note 18 of the footnotes to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

Note 11 –	Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	June 30,	December 31,
(in thousands)	2008	2007

Investments(1)	$260,320	$242,415
Loans to members	43,038,515	38,631,391
Deposits	3,098,752	1,238,562
Capital stock	2,529,136	2,136,392

The following table summarizes the Statement of Operations effects corresponding to the above related party member balances and the total MPF volume purchased.

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2008	2007	2008	2007

Interest income on investments(1)	$2,430	$1,963	$5,181	$1,963
Interest income on loans to members	454,829	285,533	962,602	735,006
Interest expense on deposits	2,904	789	5,190	1,013
Interest income on MPF	1,760	1,793	3,555	3,689
Total MPF volume purchased	2,604	1,211	4,961	1,374
Note:

(1)	Reflects balances related to the Bank’s investment in Pennsylvania Housing Finance Agency (PHFA) obligations, of which one of the Bank’s appointed Public Interest Directors is the CEO.

Prior to May 1, 2006, the Bank regularly sold participation interests in the mortgage loans purchased from members to the FHLBank of Chicago. Upon execution of a services agreement, which became effective May 1, 2006, both parties agreed to discontinue the practice and a transaction services fee was paid to the FHLBank Chicago in lieu of selling participations. A new services agreement was executed on August 31, 2007 which continues payment of the transaction services fees to FHLBank of Chicago. The Bank also has committed to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago; as of July 31, 2008, the Bank had purchased $23.7 million.

The following tables summarize the effect of the MPF activities with FHLBank of Chicago:

	Three months ended June 30,		Six months ended June 30,

(in thousands)	2008	2007	2008	2007

Mortgage loans participated to FHLBank of Chicago	$-	$-	$-	$25
Servicing fee expense	63	38	125	74
Interest income on MPF deposits	11	67	42	132

Notes to Financial Statements (unaudited) (continued)

	June 30,	December 31,
(in thousands)	2008	2007

Interest-bearing deposits maintained with FHLBank of Chicago	$2,038	$4,389

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The following table includes gross amounts transacted under these arrangements.

	Three months ended June 30,		Six months ended June 30,

(in millions)	2008	2007	2008	2007

Borrowed from other FHLBanks	$8.1	$2.7	$12.8	$4.2
Repaid to other FHLBanks	8.1	2.7	12.8	4.2
Loaned to other FHLBanks	-	-	-	-
Repaid by other FHLBanks	-	-	500.0	-

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the six months ended June 30, 2008, the Bank assumed the debt of other FHLBanks having a total par value of $300 million and total fair value of $314 million. During the six months ended June 30, 2007, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three and six months ended June 30, 2008 and 2007.

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

Notes to Financial Statements (unaudited) (continued)

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

Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank’s derivative instruments and the Bank’s available-for-sale securities are generally considered Level 2 instruments based on the inputs utilized to derive fair value.

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

Derivatives. Generally, quoted market prices do not exist for the derivative instruments entered into by the Bank. As such, fair values for these instruments are estimated primarily using discounted cash flow modeling. Significant inputs include the LIBOR curve and, in some cases, a market volatility assumption. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

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

Notes to Financial Statements (unaudited) (continued)

The following table presents for each SFAS 157 hierarchy level, the Bank’s assets and liabilities that are measured at fair value on its Statement of Condition at June 30, 2008.

				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total

Assets:
Trading securities	$6,768	$-	$-	$-	$6,768
Available-for-sale securities	-	28,865	-	-	28,865
Derivative assets	-	802,877	-	(758,775)	44,102

Total assets at fair value	$6,768	$831,742	$-	$(758,775)	$79,735

Liabilities:
Derivative liabilities	$-	$1,246,696	$-	$(871,523)	$375,173

Total liabilities at fair value	$-	$1,246,696	$-	$(871,523)	$375,173

Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the six months ended June 30, 2008.

Fair Value Measurements Using
(in thousands)	Significant Unobservable Inputs (Level 3)

Balance at January 1, 2008	$24,916

Total gains or losses (realized/unrealized):
Included in other comprehensive income	(1,073)
Purchase, issuances and settlements	(309)
Transfers in and/or out of Level 3	(23,534)

Balance at June 30, 2008	$-

Total amount of gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2008	$-

Notes to Financial Statements (unaudited) (continued)

The following estimated fair value amounts associated with the Bank’s financial instruments have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2008 and December 31, 2007. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. In addition to these estimated fair value limitations on specific assets and liabilities, no value has been ascribed to the future business opportunities of the Bank which would be included in an overall valuation of the Bank as a going concern.

Details regarding the estimation of fair value amounts for each category in the Statement of Condition can be found in Note 21 to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

The carrying value and estimated fair values of the Bank’s financial instruments at June 30, 2008 and December 31, 2007 are presented in the tables below.

June 30, 2008
Fair Value Summary Table

	Carrying	Net Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$94,244	$-	$94,244
Interest-earning deposits	6,552,038	513	6,552,551
Federal funds sold	5,890,000	(67)	5,889,933
Trading securities	6,768	-	6,768
Available-for-sale securities	28,865	-	28,865
Held-to-maturity securities	13,021,353	(762,338)	12,259,015
Loans to members	66,328,973	(30,309)	66,298,664
Mortgage loans held for portfolio, net	6,027,549	(111,713)	5,915,836
BOB loans	10,966	-	10,966
Accrued interest receivable	487,833	-	487,833
Derivative assets	44,102	-	44,102

Liabilities
Deposits	$4,055,190	$141	$4,055,049
Consolidated obligations:
Discount notes	23,498,415	1,669	23,496,746
Bonds	65,732,231	(166,921)	65,899,152
Mandatorily redeemable capital stock	3,929	-	3,929
Accrued interest payable	497,994	-	497,994
Derivative liabilities	375,173	-	375,173

Notes to Financial Statements (unaudited) (continued)

December 31, 2007
Fair Value Summary Table

	Carrying	Net Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$67,388	$-	$67,388
Interest-earning deposits	5,679,389	930	5,680,319
Federal funds sold	4,725,000	(432)	4,724,568
Trading securities	7,592	-	7,592
Available-for-sale securities	42,370	-	42,370
Held-to-maturity securities	14,236,883	(272,043)	13,964,840
Loans to members	68,797,522	19,892	68,817,414
Mortgage loans held for portfolio, net	6,219,736	(64,062)	6,155,674
BOB loans	12,830	-	12,830
Loans to other FHLBanks	500,000	(46)	499,954
Accrued interest receivable	529,031	-	529,031
Derivative assets	46,969	-	46,969

Liabilities
Deposits	$2,255,662	$(18)	$2,255,680
Consolidated obligations:
Discount notes	34,685,085	(703)	34,685,788
Bonds	58,613,389	(285,726)	58,899,115
Mandatorily redeemable capital stock	3,929	-	3,929
Accrued interest payable	557,178	-	557,178
Derivative liabilities	430,295	-	430,295

Note 13 –	Commitments and Contingencies

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

The FHLBanks considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations. The Bank considers the joint and several liability as a related party guarantee. Related party guarantees meet the recognition scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at June 30, 2008 and December 31, 2007.

Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including BOB loans, totaled approximately $14.8 million and $2.1 billion at June 30, 2008 and December 31,

Notes to Financial Statements (unaudited) (continued)

2007, respectively. Commitments can be for periods of up to twelve months. Standby letters of credit are executed for members for a fee. A standby letter of credit is generally a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were approximately $4.0 billion and $2.5 billion at June 30, 2008 and December 31, 2007, respectively. Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Board regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are fully collateralized at the time of issuance.

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $315.5 million and $6.6 million at June 30, 2008 and December 31, 2007, respectively. The June 30, 2008 total includes an open commitment to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago as well as $15.5 million of delivery commitments. Delivery commitments are generally for periods not to exceed 365 days. In accordance with Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), such commitments are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. The Bank had pledged, as collateral, cash and securities to counterparties that have market risk exposure from the Bank related to derivative agreements. The Bank had $299.9 million and $60.6 million cash pledged at June 30, 2008 and December 31, 2007. There were no securities pledged as of June 30, 2008 and December 31, 2007.

The Bank had committed to issue or purchase consolidated obligations totaling $575 million and $960 million at June 30, 2008 and December 31, 2007, respectively.

The Bank terminated its previous lease and signed a new lease, effective May 1, 2008, to remain at its existing location, 601 Grant Street. The lease has a term of 17 years, expiring April 30, 2025, with the option for two additional renewal terms of five years each at current market terms. However, the Bank also has the right to terminate the lease, after 10, 12 and 14 years at a cost estimated to be less than $1 million. The Bank charged to operating expense net rental costs of approximately $0.6 million and $0.7 million for the three months ended June 30, 2008 and 2007, respectively. The charge of net rental costs to operating expenses were $1.2 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

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

See the Risk Management section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Part I. Item 2 of this report on Form 10-Q.

Item 4T:	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2008.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2007 Annual Report filed on Form 10-K. Management believes that there have been no material changes to those Risk Factors, other than changes to the FHLBank of Chicago, FHLBank of Des Moines and FHLBank of Seattle outlooks, as noted below.

	Moody’s Investor Service	Standard & Poor’s
Consolidated obligation discount notes	P-1	A-1+
Consolidated obligation bonds	Aaa	AAA

S&P Senior Unsecured
	Moody’s Senior Unsecured Long-	Long-Term Debt
FHLBank	Term Debt Rating/Outlook	Rating/Outlook
Atlanta	Aaa/Stable	AAA/Stable
Boston	Aaa/Stable	AAA/Stable
Chicago	Aaa/Stable	AA/Stable
Cincinnati	Aaa/Stable	AAA/Stable
Dallas	Aaa/Stable	AAA/Stable
Des Moines	Aaa/Stable	AAA/Stable
Indianapolis	Aaa/Stable	AAA/Stable
New York	Aaa/Stable	AAA/Stable
Pittsburgh	Aaa/Stable	AAA/Stable
San Francisco	Aaa/Stable	AAA/Stable
Seattle	Aaa/Stable	AA+/Positive
Topeka	Aaa/Stable	AAA/Stable

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3:	Defaults upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date:   August 5, 2008

By:	/s/ Kristina K. Williams
Kristina K. Williams
Chief Financial Officer