Form 10-Q
period 2008-09-30
Federal Home Loan Bank of Pittsburgh
filed 2008-11-12
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[✓ ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

There were 39,245,607 shares of common stock with a par value of $100 per share outstanding at October 31, 2008.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Overview should be read in conjunction with the Bank’s unaudited interim financial statements and footnotes to financial statements in this report filed on Form 10-Q as well as the Bank’s 2007 Annual Report filed on Form 10-K.

Overview

The Federal Home Loan Bank of Pittsburgh (Bank) is one of twelve Federal Home Loan Banks (the FHLBanks). The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the Act). The FHLBanks are commonly referred to as government-sponsored enterprises (the GSEs). The Bank was chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s historical principal strategic position is derived from its ability to issue debt in the capital markets at relatively narrow spreads to the U.S. Treasury yield curve.

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

The Bank’s primary mission is to intermediate between the capital markets and the housing market through member financial institutions. The Bank provides credit for housing and community development through two primary programs: (1) it provides members with loans against the security of residential mortgages and other types of high-quality collateral and (2) it purchases residential mortgage loans originated by or through member institutions. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the Office of Finance (OF — the FHLBanks’ fiscal agent) and uses these funds to provide its member financial institutions with a reliable source of credit for these programs. The United States government does not guarantee, either directly or indirectly, the debt securities or other obligations of the Bank or the FHLBank System. However, on September 9, 2008, the Bank entered into a Lending Agreement with the U.S. Treasury. The Bank has not drawn on this source of liquidity and has no immediate plans to do so. Additional information regarding this Lending Agreement can be found in Note 13 to the unaudited interim financial statements.

The Bank is supervised and regulated by the Federal Housing Finance Agency (Finance Agency), which is an independent agency in the executive branch of the United States government. Effective July 30, 2008, on enactment of the Housing and Economic Recovery Act of 2008 (the Housing Act), the Finance Agency became the federal regulator of the FHLBanks and the regulations of the Federal Housing Finance Board (Finance Board) transferred to the Finance Agency. For additional information on the Housing Act, see the “Legislative and Regulatory Actions” disclosure of Management’s Discussion and Analysis in the Bank’s periodic report filed on Form 10-Q for June 30, 2008. The Bank is also subject to regulation by the Securities and Exchange Commission (SEC).

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

The Bank provides members with two options regarding collateral agreements: a blanket collateral pledge agreement and a specific collateral pledge agreement. These agreements require one of three types of collateral status: undelivered, detail listing or delivered status. All collateral securing loans to members is discounted to help protect the Bank from default in adverse market conditions. Eligible collateral value represents either book value or fair value of pledged collateral multiplied by the applicable discounts. These discounts, also referred to as collateral weightings, vary by collateral type and whether the calculation is based on book value or fair value of the collateral. They also typically include consideration for estimated costs to sell or liquidate collateral and the risk of a decline in the collateral value due to market or credit volatility. As additional security for each member’s indebtedness, the Bank has a statutory lien on the member’s capital stock in the Bank.

At September 30, 2008, the majority of eligible collateral to secure loans made by the Bank was single-family residential mortgage loans, which included a very low amount of manufactured housing loans. Securities, including U.S. Treasuries, U.S. agency securities, GSE mortgage-backed securities (MBS), and private label MBS with a credit rating of AAA are also accepted as collateral. FHLBank deposits and multi-family residential mortgages, as well as other real estate related collateral (ORERC), comprised a portion of qualifying collateral. See the “Credit and Counterparty Risk” discussion in the Risk Management section of Management’s Discussion and Analysis in this report filed on Form 10-Q for details regarding amounts and percentages of eligible collateral securing loans as of September 30, 2008.

The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in the members’ quarterly reporting of mortgage data. This amount is deducted from the calculation of the member’s borrowing capacity. Members may request that subprime and nontraditional mortgage loan collateral be added back to their eligible collateral pool with the understanding that they will be subject to a rigorous on-site review of such collateral and related analyses and practices. Collateral weightings will be determined on a case-by-case basis. Management believes that the Bank has limited exposure to subprime loans in its collateral portfolio due to its business model and conservative policies pertaining to collateral.

Although collateralized debt obligations (CDOs) are not considered an eligible collateral asset class by the Bank, it is possible that the Bank may have CDOs pledged as collateral through the blanket-lien pledge. In general, all securities collateral must be rated AAA in order to qualify as eligible collateral to originate or renew a credit product.

At September 30, 2008 and December 31, 2007, on a borrower-by-borrower basis, the Bank had collateral with an eligible collateral value in excess of the book value of all loans. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

From January 1, 2008 through September 30, 2008, nationally thirteen FDIC – insured institutions have failed. To date, none of the FHLBanks have incurred any losses on loans outstanding to these institutions and none are currently expected. Although these institutions were members of the System, only one was a member of the Bank. The Bank had no loans or other credit products outstanding to this member at the time of the closure. The Bank did not incur any credit losses as a result of the receivership of this member institution.

Investments

The Bank maintains a portfolio of investments for two main purposes: liquidity and additional earnings. For liquidity purposes, the Bank invests in shorter-term securities such as overnight Federal funds to ensure the availability of funds to meet member credit needs. The Bank also invests in other short-term investments, including term Federal funds, interest-earning certificates of deposit and commercial paper. The Bank also maintains a secondary liquidity portfolio, which may include U.S. agency and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. The Bank further enhances interest income by maintaining a long-term investment portfolio, including securities issued by GSEs and state and local government agencies and MBS.

See the “Credit and Counterparty Risk” discussion in the Risk Management section of Management’s Discussion and Analysis in this report filed on Form 10-Q for further discussion of the investment portfolio and related credit risk.

Mortgage Partnership Finance (MPF) Program

In 1999, the Bank began participating in the Mortgage Partnership Finance (MPF® ) Program under which the Bank invests in qualifying 5- to 30-year conventional conforming and government-insured fixed-rate mortgage loans secured by one-to-four family residential properties.

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

On June 30, 2008, the Bank agreed to purchase up to $300 million of 100% participation interests in new MPF loans from FHLBank of Chicago. This transaction is covered by an existing agreement and a separate agreement executed with FHLBank of Chicago and other MPF Banks under which the Bank has previously sold participation interests. As of September 30, 2008, the Bank had purchased $136.3 million of MPF loans under this agreement; as of October 31, 2008, the Bank had purchased $203.8 million. The agreement to purchase MPF loans from FHLBank of Chicago expired October 31, 2008.

The Bank held approximately $6.1 billion and $6.2 billion in mortgage loans at par under this Program at September 30, 2008 and December 31, 2007, respectively; these balances represented approximately 6.2% and 6.1% of total assets at September 30, 2008 and December 31, 2007, respectively. Mortgage loans contributed approximately 10.3% and 7.3% of total interest income for the third quarter of 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the contribution was 9.0% and 8.3%, respectively.

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

See the “Liquidity and Funding Risk” discussion in the Risk Management section of Management’s Discussion and Analysis in this report filed on Form 10-Q and the “Current Financial and Mortgage Market Events and Trends” discussion below for further information regarding consolidated obligations and related liquidity risk.

Current Financial and Mortgage Market Events and Trends

Market Actions and Reactions.  The U.S. financial and residential mortgage markets have experienced an unprecedented downturn, which began to accelerate in the mortgage markets in mid-2007 and has continued

through 2008. During this time, concerns over the impact of residential mortgage lending practices caused the subprime-related and broader credit markets to deteriorate considerably. In particular, the market for mortgage-related securities has had high levels of volatility and uncertainty, reduced demand and lack of liquidity, resulting in significantly wider credit spreads. Given the uncertainty in the mortgage markets, mortgage-related securities, particularly those backed by nontraditional mortgage products, have continued to be subject to various rating agency downgrades. Deterioration in the housing market has continued, as evidenced by growing delinquency and foreclosure rates on subprime, Alt-A and prime mortgages. Central banks, including the Federal Reserve and the European Central Bank, have sought to prevent a serious and extended economic downturn resulting from these and other market difficulties by making significant interest rate reductions and taking other actions.

On July 30, 2008, the Housing and Economic Recovery Act of 2008 (the Housing Act) was enacted. Included in the Housing Act was the temporary authorization, expiring December 31, 2009, for the U.S. Treasury to purchase obligations issued by the FHLBanks in any amount, as deemed appropriate. To accomplish this, the Housing Act provided the Treasury with the authority to establish the Government-Sponsored Enterprise Credit Facility (GSECF). On September 9, 2008 in connection with the GSECF, the Bank entered into a Lending Agreement with the U.S. Treasury. Each of the other eleven FHLBanks also entered into its own Agreement with the Treasury that is identical to the Agreement entered into by the Bank. These Agreements serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. The Agreement sets forth the terms under which the Bank may, in accordance with the Housing Act, borrow from and pledge collateral to the U.S. Treasury. Under the Agreement, any extensions of credit by the U.S. Treasury to the Bank, or any FHLBank, would be the joint and several obligation of all twelve of the FHLBanks and would be consolidated obligations (issued through the OF). This was an attempt to strengthen the housing market and promote stability in the financial markets. The Bank has no immediate plans to borrow under the Agreement. Additional information regarding the Agreement can be found as an exhibit to the Bank’s 8-K filed on September 9, 2008. In addition, the Troubled Asset Relief Program (TARP) was established under the Emergency Economic Stabilization Act of 2008 (EESA). TARP provided for the U.S. Treasury to purchase up to $700 billion of assets from financial institutions. See “Legislative and Regulatory Actions” in Management’s Discussion and Analysis in this report filed on Form 10-Q for additional information regarding EESA and TARP.

During the third quarter of 2008, a series of events affecting the financial services industry resulted in significant changes in the number, ownership structure and liquidity of some of the industry’s largest companies. Heightened concern about loan losses sustained by Fannie Mae and Freddie Mac resulted in a significant decline in their market capitalizations and the subsequent placement of both companies into conservatorship by the Finance Agency. Under this pressure, Lehman Brothers Holdings, Inc. (Lehman) declared bankruptcy, Merrill Lynch agreed to be purchased by Bank of America, and Morgan Stanley and Goldman Sachs requested regulatory approval to convert to bank holding companies. Additionally, several of the nation’s largest depository institutions suffered a significant decline in investor and regulator confidence, resulting in the closure of IndyMac Bank and the sale of the banking operations of Washington Mutual, Inc. – Washington Mutual Bank, and Washington Mutual Bank, FSB to J.P. Morgan Chase.

As was the case during the second quarter of 2008, market participants were cautious about the creditworthiness of trade counterparties, which continued to curtail market liquidity. During the second quarter of 2008, uncertainty with regard to the magnitude of future write-downs of mortgage-related holdings on the books of commercial banks and securities dealers influenced the degree to which counterparties were willing to extend unsecured credit to each other. During the third quarter of 2008, this concern extended to other asset classes, such as commercial and credit card loans, and derivatives, such as credit default swaps, leading market participants to fear another wave of losses at the nation’s financial institutions.

Early in the third quarter of 2008, investor caution toward items such as interest rate, basis and credit risk was reflected in growth in the aggregate balance of assets in domestic money market mutual funds. Total money market fund assets peaked during the week ended September 3, 2008 at $3.6 trillion. Certain money market funds announced losses due to exposure to Lehman. This event triggered a new set of investor concerns relating to the safety of money market funds. Subsequent to this announcement, total money fund assets fell sharply and there was a large movement of funds out of “prime” funds and into funds that restrict investments to U.S. Treasury and Agency debt. In response to investor concern about the stability of money market funds, the U.S. Treasury announced, on September 19, 2008, the establishment of the Temporary Liquidity Guaranty Program (TLGP). The FDIC-offered TLGP will create a new class of debt with an explicit guarantee by an agency of the U.S. government. As such, investors will have access to yet another class of securities that will be viewed as carrying the explicit guarantee of the U.S. government. With this program fully operational, some amount of investor capital and dealer focus may be channeled to this new asset class. As a result, the debt of all three housing GSEs has suffered, leading to a deterioration in pricing.

This change in the landscape of the financial services industry motivated many investors to assume a defensive posture toward both credit and spread risk. Some investors, including some foreign central banks, became generally cautious toward any investments linked to the U.S. housing market, including MBS and senior debt issued by the housing GSEs. Other investors struggling with balance sheet problems, such as some domestic banking institutions, sold off liquid assets, such as GSE debt, in order to meet other needs. Yet other investors, such as government entities that rely on tax receipts for funding, curtailed investment activity to reflect the decline in investment dollars. Between the weeks ended July 31, 2008 and September 25, 2008, Agency securities (debt and MBS combined) held in custody for foreign official and international accounts declined $19.5 billion. In contrast, over that same period, holdings of U.S. Treasury securities increased $73.7 billion. These trends reflected extreme investor caution toward securities with any degree of perceived credit risk.

This general decline in investor confidence, coupled with the uncertainty generated by swift and dramatic actions undertaken by the U.S. government (i.e., conservatorship for Fannie Mae and Freddie Mac, American International Group (AIG) loan facility, guaranty program for money market mutual funds and the TARP), reduced dealer and investor sponsorship for long-term debt issued by the FHLBank System, which increased funding costs and reduced availability. Investors also faced uncertainty with regard to the future of Fannie Mae and Freddie Mac. Investor concerns included the explicit December 31, 2009 expiration date for the newly-created GSECF mentioned above, the uncertain length of the conservatorships of Fannie Mae and Freddie Mac and confusion about the level of government support for these two government-controlled entities relative to the FHLBanks.

During the third quarter of 2008, uncertainty grew with respect to the outlook for the net supply of GSE debt issuance over the next six to twelve months. During the month of August, Fannie Mae and Freddie Mac reported a steep decline in the size of their aggregate retained portfolios of mortgage loans, as well as the prospect for net asset sales over subsequent months. Following the September announcement of the conservatorship action for both firms, the Finance Agency unveiled aggressive, short-term retained portfolio growth targets for both firms. During this period of uncertainty with regard to the growth of Fannie Mae and Freddie Mac, and the resulting effect on GSE debt outstanding, the FHLBanks were increasing debt outstanding to meet the growing funding needs of member institutions. Amid these rapid changes in the outlook for overall GSE debt supply, investors sought to understand the effect of a deteriorating banking sector on FHLBank debt outstanding and the resulting effect on the price performance of FHLBank consolidated obligations.

Over the course of the third quarter, FHLBank funding costs associated with issuing long-term debt, as compared to three-month LIBOR on a swapped cash flow basis, rose sharply relative to short-term debt. This change in the slope of the funding curve reflected general investor reluctance to buy longer-term obligations of the GSEs, coupled with strong investor demand for short-term, high-quality assets. As long-term investors struggled with price declines of longer-term GSE debt, money market funds provided a strong bid for short-term GSE debt. As such, during the quarter, the FHLBanks issued large quantities of discount notes, floating-rate notes, short-term callable bonds and short-term bullet bonds in order to meet this demand. Additionally, beginning in late September 2008 and continuing into the fourth quarter 2008, one-month and three-month LIBOR rates began resetting to unprecedented levels relative to the overnight Federal funds target rate. The Federal funds rate was reduced 100 basis points to 1.00% in October 2008.

The third quarter growth of assets in money market funds that limit investments to U.S. government and agency debt lifted demand for short-term GSE debt. In contrast, domestic banks, historically large buyers of callable debt, were net sellers of GSE debt in aggregate over the course of 2008, leading to lower overall issuance of long-term callable debt. As a result, the proportion of outstanding callable FHLBank bonds remained historically low at the end of the third quarter, while the proportion of non-callable, short-term bullet and floating-rate debt increased. The increase in short-term bond issuance also reduced the weighted-average maturity of bonds outstanding.

Due to the strong market demand for short-term high-quality investments, the FHLBanks increased the relative use of discount notes as a source of funding. As a proportion of total debt outstanding, and on an absolute basis, the outstanding amount of discount notes rose, increasing the relative prominence of this funding vehicle and resulting in a large proportion of FLHBank debt maturing within one year. As previously noted, the FHLBanks are receiving a large proportion of their funding from money funds, which are attracted to the structure and quality of current FHLBank issuances. Any significant change in market conditions that result in an overall decline in money fund assets, or money funds reallocating portfolio assets out of GSE debt, has the potential to raise funding costs. The Bank’s discount notes increased by $2.9 billion from June 30, 2008 to September 30, 2008. Market volatility and underwriter risk aversion resulted in a reduction in the volume of discount notes sold through an auction format. The reduction in the volume provided by this channel was supplemented by increasing the issuance of discount notes through negotiated transactions, which generally entails less risk for underwriters.

The primary external factors that affect net interest income are market interest rate levels and volatility, credit spreads and the general state of the economy. Interest rates prevailing during any reporting period affect the Bank’s profitability for that reporting period, due primarily to the short-term structure of earning assets in the effect of interest rates on invested capital. A portion of the Bank’s loans to members has been hedged with interest-rate exchange agreements in which a short-term, variable rate is received. Interest rates also directly affect the Bank through earnings on invested capital. Generally, due to the Bank’s cooperative structure, the Bank earns relatively narrow net spreads between the yield on assets and the cost of corresponding liabilities.

The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

				Average	Average
	3rd	2nd	3rd	Nine	Nine	3rd	3rd
	Quarter	Quarter	Quarter	Months	Months	Quarter	Quarter
	2008	2008	2007	Ended	Ended	2008	2007
	Average	Average	Average	9/30/08	9/30/07	Ended	Ended
Target overnight Federal funds rate	2.00%	2.08%	5.18%	2.43%	5.23%	2.00%	4.75%
3-month LIBOR(1)	2.91%	2.75%	5.44%	2.98%	5.39%	4.05%	5.23%
2-yr U.S. Treasury	2.35%	2.41%	4.39%	2.26%	4.66%	1.97%	3.99%
5-yr. U.S. Treasury	3.11%	3.15%	4.51%	3.00%	4.64%	2.98%	4.25%
10-yr. U.S. Treasury	3.85%	3.87%	4.74%	3.79%	4.75%	3.83%	4.59%
15-yr. mortgage current coupon(2)	5.30%	5.08%	5.73%	5.03%	5.61%	5.30%	5.59%
30-yr. mortgage current coupon(2)	5.79%	5.58%	6.11%	5.58%	5.96%	5.70%	6.00%

Note:

(1)	3-month LIBOR increased significantly starting in mid-September and continuing through mid-October, reaching a high of 4.82% during this period.

(2) Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.

The Bank is also heavily affected by the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. The Bank continues to have high concentrations of its loans to members portfolio outstanding to its top ten borrowers. Some of the Bank’s members continued to experience liquidity pressures in the first nine months of 2008. The rapid growth of the loans to members portfolio experienced during the last six months of 2007 slowed during the first six months of 2008. However, the portfolio grew again during third quarter 2008 due to ongoing uncertainty in the credit markets. Total loans to members at September 30, 2008 reflected an increase of 5.4% from December 31, 2007.

As noted above, the instability in the financial markets has also placed stress on the overall derivatives market. The Bank believes that its current market risk profile is acceptable. The Bank continues to evaluate opportunities to rebalance its risk position. See below for additional discussion of how the Bank’s derivative position was affected by the Lehman bankruptcy.

In addition, see the “Credit and Counterparty Risk” and “Market Risk” discussions in the Risk Management section of Management’s Discussion and Analysis in this report filed on Form 10-Q for information related to derivative counterparty risk and overall market risk of the Bank.

Lehman Brothers Holding, Inc. (Lehman) and Lehman Brothers Special Financing, Inc.  On September 15, 2008, Lehman filed for bankruptcy. At that time, Lehman’s subsidiary, Lehman Brothers Special Financing, Inc. (LBSF) was the Bank’s largest derivatives counterparty, with a total of 595 outstanding derivative trades having a total notional value of $16.3 billion. Lehman was a guarantor under the Bank’s agreement with LBSF such that Lehman’s bankruptcy filing triggered an event of default. Substantially all of these derivatives were in fair value hedging relationships under SFAS 133. According to internal estimates, the Bank was in a net position of owing LBSF approximately $329 million on these derivatives as of close of business on September 12, 2008 while LBSF held cash collateral from the Bank of approximately $317 million to secure this exposure. Therefore, after consideration of cash collateral, it was estimated that the Bank owed LBSF approximately $12 million as of Lehman’s bankruptcy filing.

As a result of the bankruptcy filing, the Bank evaluated the outstanding trades it had with LBSF to assess which individual derivatives were most important to the Bank’s overall risk position. Of the 595 trades, 63 represented approximately half of the total LBSF notional value and almost 100% of the base case duration impact of the LBSF portfolio. Therefore, the Bank elected to enter into 63 identical new trades with different counterparties on September 18, 2008. The fair value hedging relationships associated with the 63 LBSF trades were de-designated with the respective hedged items being simultaneously re-designated in new hedging relationships with the new derivatives traded on September 18, 2008. As a result of the replacement of the 63 derivatives within these hedge relationships, the Bank recorded fair value hedge ineffectiveness loss of $10.9 million within net gains on derivatives and hedging activities in the Statement of Operations. This loss represents the difference between the Bank’s internal modeled values of the 63 derivatives and the cash exchanged with the new counterparties upon issuance of the 63 new derivatives.

Management determined that it was in the Bank’s best interest to declare an event of default and designate September 19, 2008 as the early termination date of the Bank’s agreement with LBSF. Accordingly, all LBSF derivatives were legally terminated at that time and the Bank began the process of obtaining third party quotes for all of the derivatives in order to settle its position with LBSF in accordance with the International Swaps Dealers Association, Inc. (ISDA) Master Agreement (Master Agreement). As a result of the actions described above, 63 trades were economic hedges for a one day period. The third party quotes for these trades were obtained as of the early termination date. Due in part to volatile market conditions on September 19, 2008, the Bank recognized a one day economic gain of $69.0 million on these 63 transactions which is reported within net gains on derivatives and hedging activities in the Statement of Operations.

The termination of the remaining LBSF trades resulted in the discontinuance of hedge accounting as of September 19, 2008 for the corresponding hedge relationships. As a result, the Bank recorded a net basis adjustment on the respective hedged items of approximately $45.0 million. The net amortization of this basis adjustment will reduce net interest income over the remaining life of the hedged items. Related amortization for the third quarter of 2008 reduced net interest income by $1.6 million. The difference between the Bank’s modeled values of these remaining trades and the corresponding settlement amount, which is based on third party quotes, resulted in a gain of $11.8 million. This amount is reflected within net gains on derivatives and hedging activities in the Statement of Operations.

On September 22, 2008, the Bank replaced additional LBSF derivatives by trading 40 derivatives identical to certain LBSF derivatives that were terminated on September 19, 2008. The Bank was unable to place these 40 replacement derivatives into SFAS 133 fair value hedge relationships until October 10, 2008. As a result, the Bank recognized an economic gain of approximately $0.2 million on the 40 replacement derivatives for the quarter ended September 30, 2008. This amount is reflected within net gains on derivatives and hedging activities in the Statement of Operations.

On October 2, 2008, the Bank sent a final settlement notice to LBSF and demanded return of the balance of posted Bank collateral, which, including dealer quotes for all trades, the collateral position, and the applicable accrued interest netted to an approximate $41.5 million receivable from LBSF. LBSF subsequently filed for bankruptcy on October 3, 2008. The receivable from LBSF is recorded in the Bank’s Statement of Condition within Other Assets. Management believes it is probable that a loss has been incurred with respect to this receivable as of September 30, 2008. However, the Bank has not recorded a reserve with respect to the receivable from LBSF as of September 30, 2008 because, at this time, the Bank is unable to reasonably estimate the amount of loss that has been incurred.

On October 7, 2008, the Bank filed an adversary proceeding against LBSF and JP Morgan Chase Bank, N.A. (JP Morgan) relating to the right of the Bank to have its excess collateral returned. See the Bank’s report on Form 8-K filed with the SEC on October 9, 2008 for additional information. See discussion within Note 14 for more information with respect to the adversary proceeding.

Financial Highlights

The Statement of Operations data for the three and nine months ended September 30, 2008 and 2007 and the Condensed Statement of Condition data as of September 30, 2008 are unaudited and were derived from the financial statements included in this report. The Condensed Statement of Condition data as of December 31, 2007 was derived from the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

Statement of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
(in millions, except per share data)	2008	2007	2008	2007
Net interest income before provision (benefit) for credit losses	$74.1	$96.0	$252.4	$265.5
Provision (benefit) for credit losses	2.1	(0.7)	5.5	1.1
Other income, excluding net gains on derivatives and hedging activities	2.0	1.3	4.9	4.4
Net gains on derivatives and hedging activities	71.4	3.7	75.1	7.0
Other expense	13.6	14.3	44.7	44.2

Income before assessments	131.8	87.4	282.2	231.6
Assessments	35.0	23.2	74.9	61.5

Net income	$96.8	$64.2	$207.3	$170.1

Earnings per share(1)	$2.43	$1.79	$5.12	$5.23

Dividends	$35.2	$45.8	$121.6	$141.1
Weighted average dividend rate(2)	3.50%	6.00%	4.07%	5.94%
Return on average capital	8.99%	6.60%	6.36%	6.46%
Return on average assets	0.40%	0.29%	0.28%	0.29%
Net interest margin(3)	0.31%	0.45%	0.34%	0.46%

Total capital ratio (at period-end)(4)	4.63%	4.29%	4.63%	4.29%
Total average capital to average assets	4.43%	4.46%	4.33%	4.49%

Notes:

(1)	Earnings per share calculated based on net income.
(2)	Weighted average dividend rates are calculated as annualized dividends paid in the period divided by the average capital stock balance outstanding during the period on which the dividend is based.
(3)	Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.
(4)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at period end.

Condensed Statement of Condition

	September 30,	December 31,
(in millions)	2008	2007(1)
Loans to members	$72,492.5	$68,797.5
Investments - Federal funds sold, interest-earning deposits and investment securities(2)	19,315.4	24,691.3
Mortgage loans held for portfolio, net	6,113.2	6,219.7
Total assets	98,629.3	100,935.8
Deposits and other borrowings(3)	3,056.0	2,259.6
Consolidated obligations, net(4)	89,875.5	93,298.5
AHP payable	68.6	59.9
REFCORP payable	24.2	16.7
Capital stock - putable	4,195.1	3,994.7
Retained earnings	382.0	296.3
Total capital	4,562.4	4,284.7

Notes:

(1)	Balances reflect the impact of reclassifications due to FIN 39-1.
(2)	None of these securities were purchased under agreements to resell.
(3)	Includes mandatorily redeemable capital stock.
(4)	Aggregate FHLB System-wide consolidated obligations (at par) were $1.3 trillion and $1.2 trillion at September 30, 2008 and December 31, 2007, respectively.

Because of the non-recurring nature of the derivatives and hedging gains resulting from the Lehman-related transactions this reporting period, the Bank believes that presentation of adjusted non-GAAP financial measures provides a greater understanding of ongoing operations and enhances comparability of results in prior periods.

Statement of Operations
Reconciliation of GAAP Earnings to Adjusted Earnings
to Exclude Impact of Lehman-Related Transactions

	Three months ended			Nine months ended
	September 30, 2008			September 30, 2008
	GAAP	Lehman	Adjusted	GAAP	Lehman	Adjusted
(in millions)	Earnings	Impact	Earnings	Earnings	Impact	Earnings
Net interest income before provision for credit losses	$74.1	$1.6	$75.7	$252.4	$1.6	$254.0
Provision for credit losses	2.1	-	2.1	5.5	-	5.5
Other income, excluding net gains on derivatives and hedging activities	2.0	-	2.0	4.9	-	4.9
Net gains on derivatives and hedging activities	71.4	(70.1)	1.3	75.1	(70.1)	5.0
Other expense	13.6	-	13.6	44.7	-	44.7

Income before assessments	131.8	(68.5)	63.3	282.2	(68.5)	213.7
Assessments	35.0	(18.2)	16.8	74.9	(18.2)	56.7

Net income	$96.8	$(50.3)	$46.5	$207.3	$(50.3)	$157.0

Earnings per share	$2.43	$(1.26)	$1.17	$5.12	$(1.24)	$3.88

Return on average capital	8.99%	(4.67)%	4.32%	6.36%	(1.54)%	4.82%
Return on average assets	0.40%	(0.21)%	0.19%	0.28%	(0.07)%	0.21%

See discussion of Lehman-related transactions in “Current Financial and Mortgage Market Events and Trends” in Management’s Discussion and Analysis filed in this report filed on Form 10-Q.

Forward-Looking Information

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events; changes in the Bank’s capital structure; membership changes; changes in the demand by Bank members for Bank loans to members; an increase in loans to members prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this report filed on Form 10-Q, as well as the Bank’s 2007 Annual Report filed on Form 10-K.

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report filed on Form 10-Q as well as the audited financial statements and analysis for the year ended December 31, 2007, included in the Bank’s 2007 Annual Report filed on Form 10-K.

Summary of Financial Results

Net Income and Return on Capital.  The Bank’s third quarter 2008 net income was $96.8 million, an increase of $32.6 million, or 50.8%, over third quarter 2007. This increase was primarily driven by $71.4 million of gains on derivatives and hedging activities as well as a $0.7 million decrease in other expense. This activity more than offset a $21.9 million decrease in net interest income and a $2.8 million increase in provision for credit losses. Total assessments increased $11.8 million, commensurate with the overall increase in pre-assessment income. The Bank’s return on average capital increased to 8.99% in the third quarter of 2008, up from 6.60% in the same year-ago period. Quarter-over-quarter, average capital grew approximately 11%, due primarily to an increase in loans to members outstanding. Because net income grew at a higher rate than average capital, the Bank’s return on average capital increased in the quarter-over-quarter comparison.

Net income for the nine months ended September 30, 2008 was $207.3 million, an increase of $37.2 million, or 21.9%, over the prior year results. This increase was driven by a $68.1 million increase in net gains from derivatives and hedging activities, which more than offset a $13.1 million decrease in net interest income and a $4.4 million increase in provision for credit losses. Total assessments increased $13.4 million, commensurate with the overall increase in pre-assessment income. The Bank’s return on average capital was 6.36% for the nine months ended September 30, 2008, down from 6.46% in the same year-ago period. Year-over-year, net income increased nearly 22%, while average capital increased nearly 24%, due primarily to an increase in loans to members outstanding. Because net income increased at a slower rate than average capital, the Bank’s return on average capital decreased in the year-over-year comparison.

Excluding the impact of the Lehman-related transactions, the Bank’s third quarter 2008 adjusted net income was $46.5 million, a decrease of $17.7 million, or 27.6%, from third quarter 2007. This decrease was primarily driven by lower net interest income and a higher provision for credit losses. The Bank’s adjusted return on average capital was 4.32% in the third quarter of 2008, down from 6.60% in the third quarter of 2007. This decline was driven by both lower adjusted net income and higher average capital quarter-over-quarter.

For the nine months ended September 30, 2008, adjusted net income excluding the impact of the Lehman-related transactions was $157.0 million, a decrease of $13.1 million, or 7.7%, over the nine months ended September 30, 2007. This decline was primarily driven by lower net interest income and a higher provision for credit losses. The Bank’s adjusted return on average capital was 4.82% for the nine months ended September 30, 2008, down from 6.46% for the same prior-year period. This decline was driven by both lower adjusted net income and higher average capital year-over-year.

Details of the Statement of Operations are discussed more fully below. Details regarding the impact of the Lehman-related transactions are in the “Current Financial and Mortgage Market Events and Trends” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q.

Dividend Rate.  Management and the Board regard quarterly dividend payments as an important method through which a direct investment return is provided to the Bank’s members. The Bank’s weighted average dividend rate declined to 3.50% in the third quarter of 2008 compared to 6.00% in the third quarter of 2007; year-over-year, the rate declined from 5.94% to 4.07%. The decreases were due to an overall decline in dividends paid as well as an increase in the average capital stock. The decrease in dividends paid was due in part to the overall decrease in short-term interest rates as well as the need to build retained earnings to improve the Bank’s market value of equity. Retained earnings were $382.0 million as of September 30, 2008, compared to $296.3 million at December 31, 2007. See additional discussion regarding dividends and retained earnings levels in the “Financial Condition” section of Management’s Discussion and Analysis in this report filed on Form 10-Q.

Net Interest Income

The following tables summarize the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three and nine months ended September 30, 2008 and 2007.

Average Balances and Interest Yields/Rates Paid(1)

	Three months ended September 30,
	2008			2007
			Avg.			Avg.
		Interest	Yield/		Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)
Assets
Federal funds sold(2)	$4,378.3	$19.9	1.81	$3,926.0	$50.6	5.12
Interest-earning deposits	405.6	2.0	1.91	5.0	0.1	5.32
Investment securities(3)	17,458.7	188.1	4.28	16,835.6	215.6	5.08
Loans to members(4)	66,488.2	469.8	2.81	57,941.5	796.0	5.45
Mortgage loans held for portfolio(5)	6,046.3	78.3	5.16	6,446.9	83.3	5.12

Total interest-earning assets	$94,777.1	$758.1	3.18	$85,155.0	$1,145.6	5.34
Allowance for credit losses	(10.9)			(8.6)
Other assets(4)(5)	2,028.0			1,305.9

Total assets	$96,794.2			$86,452.3

Liabilities and capital
Interest-bearing deposits	$1,819.2	$8.2	1.78	$1,560.8	$20.0	5.07
Consolidated obligation discount notes	23,939.4	138.0	2.29	26,060.0	337.2	5.13
Consolidated obligation bonds(4)	65,115.3	537.7	3.28	54,172.0	692.3	5.07
Other borrowings	31.1	0.1	2.57	4.1	0.1	10.23

Total interest-bearing liabilities	$90,905.0	$684.0	2.99	$81,796.9	$1,049.6	5.09
Other liabilities(4)	1,600.7			797.0
Total capital	4,288.5			3,858.4

Total liabilities and capital	$96,794.2			$86,452.3

Net interest spread			0.19			0.25
Impact of noninterest-bearing funds			0.12			0.20

Net interest income/net interest margin		$74.1	0.31		$96.0	0.45

Notes:

(1)	Average balances do not reflect the impact of reclassifications due to FIN 39-1.
(2)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(3)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of trading investment securities and available-for-sale investment securities represent fair values. The related yield, however, is calculated based on cost.
(4)	Average balances reflect reclassification of noninterest-earning/noninterest-bearing hedge accounting adjustments to other assets or other liabilities.
(5)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.

Net interest income decreased $21.9 million from third quarter 2007 to third quarter 2008. Interest rates continued to decline, more than offsetting the increase in volume. The Bank experienced increases in both interest-earning assets and interest-bearing liabilities in the quarter-over-quarter comparison. However, the overall yields and rates paid in the same comparison period decreased 216 basis points and 210 basis points, respectively, resulting in a decline in the net interest spread quarter-over-quarter of 6 basis points. Falling short-term interest rates primarily drove the decline in the net interest spread. The decrease was also related to higher interest expense related to the funding requirements of the mortgage-related assets and the loans to members portfolio. Yields on the MBS portion of investment securities and the mortgage loans held for portfolio were relatively flat. Replacement funding on maturing debt during the first quarter of 2008 resulted in higher interest expense related to these portfolios. Interest expense from funding the loans to members portfolio increased due to the accelerated recognition of concession fees on called bonds that funded this portfolio. The net interest margin declined 14 basis points in the quarter-over-quarter comparison. In addition to the impact of the net interest spread as described above, this decline was also driven by an 8 basis point decrease in the impact of noninterest-bearing funds. The Bank typically invests its noninterest-bearing funds (capital stock) in short-term assets which have experienced significant decreases in rates (e.g., target overnight Federal funds rate fell 318 basis points in the quarter-over-quarter comparison). Additional details and analysis regarding the shift in the mix of these categories is included in the Rate/Volume Analysis section below.

	Nine months ended September 30,
	2008			2007
			Avg.			Avg.
		Interest	Yield/		Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)
Assets
Federal funds sold(2)	$4,186.3	$73.0	2.33	$3,799.3	$148.6	5.23
Interest-earning deposits	444.0	8.1	2.43	5.0	0.2	5.31
Investment securities(3)	18,897.2	629.2	4.45	16,614.4	629.2	5.06
Loans to members(4)	68,409.4	1,682.1	3.28	50,072.0	2,045.0	5.46
Mortgage loans held for portfolio(5)	6,098.8	235.6	5.16	6,649.7	256.7	5.16

Total interest-earning assets	$98,035.7	$2,628.0	3.58	$77,140.4	$3,079.7	5.34
Allowance for credit losses	(9.3)			(7.7)
Other assets(4)(5)	2,397.6			1,218.3

Total assets	$100,424.0			$78,351.0

Liabilities and capital
Interest-bearing deposits	$1,961.2	$33.5	2.28	$1,548.2	$59.1	5.10
Consolidated obligation discount notes	28,467.1	590.4	2.77	19,759.6	766.6	5.19
Consolidated obligation bonds(4)	63,742.4	1,751.4	3.67	52,754.6	1,986.7	5.04
Other borrowings	14.1	0.3	3.25	40.2	1.8	5.97

Total interest-bearing liabilities	$94,184.8	$2,375.6	3.37	$74,102.6	$2,814.2	5.08
Other liabilities(4)	1,886.5			728.8
Total capital	4,352.7			3,519.6

Total liabilities and capital	$100,424.0			$78,351.0

Net interest spread			0.21			0.26
Impact of noninterest-bearing funds			0.13			0.20

Net interest income/net interest margin		$252.4	0.34		$265.5	0.46

Notes:

(1)	Average balances do not reflect the impact of reclassifications due to FIN 39-1.
(2)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(3)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of trading investment securities and available-for-sale investment securities represent fair values. The related yield, however, is calculated based on cost.
(4)	Average balances reflect reclassification of noninterest-earning/noninterest-bearing hedge accounting adjustments to other assets or other liabilities.
(5)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.

Net interest income decreased $13.1 million for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, as falling interest rates more than offset volume increases. The Bank experienced increases in both interest-earning assets and interest-bearing liabilities in the year-over-year comparison. However, the overall yields and rates paid in the same comparison decreased 176 basis points and 171 basis points, respectively, resulting in a decline in the net interest spread year-over-year of 5 basis points. The decline in the net interest spread was primarily driven by a continued decline in interest rates. In addition, the decrease was also related to higher interest expense related to the funding requirements of the mortgage related assets and the loans to members portfolio. Yields on the MBS portion of investment securities and the mortgage loans held for portfolio were relatively flat. However, acceleration of recognition of concession fees and basis adjustments on called debt, as well as higher rates paid associated with replacement funding on maturing debt, resulted in higher interest expense relative to these portfolios. Interest expense from funding the loans to members portfolio increased due to the accelerated recognition of concession fees on called bonds that funded this portfolio. The net interest margin declined 12 basis points in the year-over-year comparison. In addition to the impact of the net interest spread as discussed above, this decline was also driven by a 7 basis point decrease in the impact of noninterest-bearing funds. The Bank typically invests its noninterest-bearing funds (capital stock) in short-term assets, which have experienced significant decreases in rates (e.g., target overnight Federal funds rate fell 280 basis points in the year-over-year comparison). Additional details and analysis regarding the shift in the mix of these categories is included in the Rate/Volume Analysis section below.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2008 and 2007.

	Three months ended			Nine months ended
	September 30			September 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Increase (decrease) in interest income due to:
Federal funds sold	$5.7	$(36.4)	$(30.7)	$15.3	$(90.9)	$(75.6)
Interest-earning deposits	5.4	(3.5)	1.9	17.5	(9.6)	7.9
Investment securities	7.6	(35.1)	(27.5)	87.4	(87.4)	-
Loans to members	114.9	(441.1)	(326.2)	751.5	(1,114.4)	(362.9)
Mortgage loans held for portfolio	(5.5)	0.5	(5.0)	(21.1)	-	(21.1)

Total	$128.1	$(515.6)	$(387.5)	$850.6	$(1,302.3)	$(451.7)
Increase (decrease) in interest expense due to:
Interest-bearing deposits	$3.2	$(15.0)	$(11.8)	$15.8	$(41.4)	$(25.6)
Consolidated obligation discount notes	(28.3)	(170.9)	(199.2)	338.8	(515.0)	(176.2)
Consolidated obligation bonds	137.6	(292.2)	(154.6)	416.0	(651.3)	(235.3)
Other borrowings	0.7	(0.7)	-	(1.2)	(0.3)	(1.5)

Total	$113.2	$(478.8)	$(365.6)	$769.4	$(1,208.0)	$(438.6)

Increase (decrease) in net interest income	$14.9	$(36.8)	$(21.9)	$81.2	$(94.3)	$(13.1)

Average interest-earning assets for third quarter 2008 increased $9.6 billion, or 11.3%, from third quarter 2007. For the nine months ended September 30, 2008, the Bank experienced an increase of $20.9 billion, or 27.1%, in average interest-earning assets over the nine months ended September 30, 2007. During the second half of 2007, the Bank began to experience unprecedented growth in the loans to members portfolio, which drove the overall increase in average interest-earning assets; this average growth continued into early 2008, but has leveled off in the second and third quarters. This increase was primarily due to instability in the credit market, which resulted in increased demand from members for additional liquidity. Increases in Federal funds sold and investment securities were slightly offset by the continuing decline of the mortgage loan portfolio.

The increases in average Federal funds sold and interest-earning deposits from third quarter 2007 to third quarter 2008 totaled $452.3 million and $400.6 million, respectively. Interest income on Federal funds sold decreased $30.7 million, or 60.7%, in the comparison, as the 331 basis point decline in the yield on this portfolio, driven by the continued decline in the overnight target Federal funds rate, more than offset a moderate growth in balances. Interest income on the interest-earning deposits portfolio increased $1.9 million quarter-over-quarter driven by a significant increase in volume. The overall yield on this portfolio decreased 341 basis points. For the nine months ended September 30, 2008, average Federal funds sold and interest-earning deposits increased $387.0 million and $439.0 million, respectively, over the nine months ended September 30, 2007. Interest income on Federal funds sold decreased $75.6 million, or 50.9%, in the comparison, driven by a 290 basis point decline in the portfolio yield, which more than offset a moderate increase in volume. The interest-earning deposits portfolio generated an increase of $7.9 million in interest income year-over-year due to the significant increase in volume, which more than offset the continued decline in yields on the portfolio. The yield on the interest-earning deposits portfolio declined 288 basis points year-over-year. The yields on these two portfolios are affected by the changes in overall short-term rates, which declined in both the quarter-over-quarter and year-over-year comparisons. The combination of the balances in these two categories in part reflects the Bank’s continued strategy to maintain a strong liquidity position in short-term investments in order to meet members’ loan demand as well as to efficiently leverage the balance sheet.

The increase in the third quarter 2008 average investment securities portfolio compared to third quarter 2007 was $623.1 million, or 3.7%; however, interest income on this portfolio decreased $27.5 million, or 12.8%, driven primarily by lower yields, which more than offset the slight increase in volume. The investment securities portfolio includes trading, available-for-sale and held-to-maturity securities, the majority of which are held-to-maturity. The increase in the September 2008 year-to-date average investment securities portfolio compared to September 2007 year-to-date was $2.3 billion, or 13.7%; however, the interest income on this portfolio remained flat at $629.2 million. The increase in portfolio volume was offset by a decrease in the portfolio yield. The third quarter 2008 yield on held-to-maturity MBS, which comprised the majority of the investment securities portfolio, increased approximately 4 basis points from the prior-year quarter. The yield on the held-to-maturity MBS for the nine months ended September 30, 2008 increased approximately 10 basis points compared to the same prior-year period. However, yields on money market funds were down significantly in both comparisons, resulting in overall decreases in the investment securities portfolio yield of 80 basis points and 61 basis points in the quarter-over-quarter and year-over-year comparisons, respectively. Generally, the market has become extremely cautious toward investments linked to the U.S. housing market, including MBS. Despite the temporary increase authorized to the FHLBanks with respect to investments in MBS, the Bank continues to be prudent in its review and due diligence related to potential MBS investment opportunities.

The average loans to members portfolio increased significantly from third quarter 2007 to third quarter 2008, increasing $8.5 billion, or 14.8%; for the nine months ended September 30, 2008, the portfolio increased $18.3 billion, or 36.6%, over the nine months ended September 30, 2007. However, the corresponding interest income on this portfolio decreased $326.2 million quarter-over-quarter and $362.9 million year-over-year, with the declines in yield more than offsetting the considerable increase in volume. The interest income on this portfolio was significantly impacted by the decline in short-term rates, as evidenced in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q. Yields on this portfolio have declined 264 basis points in the quarter-over-quarter comparison and 218 basis points in the year-over-year comparison. The portfolio mix shifted to shorter-term funding and new portfolio pricing strategies were implemented, both of which contributed to the rate impact on the portfolio interest income. Specific mix changes within the portfolio are discussed more fully below under “Average Loans to Members Portfolio Detail.”

The mortgage loans held for portfolio balances continued to decline in both the quarter-over-quarter and year-over-year comparisons, decreasing $400.6 million, or 6.2%, and $550.9 million, or 8.3%, respectively. The related interest income on this portfolio declined $5.0 million and $21.1 million, respectively. The volume of mortgages purchased from members increased in the first nine months of 2008 compared to the same period in 2007, but was outpaced by acceleration in the run-off of the existing portfolio, resulting in a continued decline in the overall balance. In addition, the Bank also agreed to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago; as of September 30, 2008, $136.3 million of MPF loans had been purchased. The decline in interest income was impacted primarily by lower average portfolio balances while the overall portfolio yield remained relatively flat in both comparisons. Although the amount of MPF loans being generated from large members has declined in recent years, community bank fundings, a main focus of the program, increased significantly from $86.4 million to $518.1 million in the year-over-year comparison.

Total average interest-bearing deposits increased in both the quarter-over-quarter and year-over-year comparisons. Third quarter 2008 average balances grew $258.4 million, or 16.6%, from the prior year quarter; however, interest expense on the portfolio decreased $11.8 million, or 59.0%, in the comparison as a 329 basis point decline in rates paid more than offset the volume increase. Average balances for the nine months ended September 30, 2008 increased $413.0 million, or 26.7%, compared to prior year; however, interest expense on the portfolio decreased $25.6 million, or 43.3%, due to a 282 basis point decline in rates paid, which more than offset the volume increase. Average interest-bearing deposit balances fluctuate periodically.

The total consolidated obligations portfolio balance has seen an overall increase in both the quarter-over-quarter and year-over-year comparisons, as well as a shift in composition between bonds and discount notes year-over-year. The third quarter 2008 average balance of discount notes decreased $2.1 billion, or 8.1%, compared to the third quarter 2007 average balance, while the average balance of bonds for third quarter 2008 increased $10.9 billion, or 20.2%, compared to the same prior year period. For the nine months ended September 30, 2008, the average balance of discount notes increased $8.7 billion, or 44.1%, compared to the nine months ended September 30, 2007. The average balance of bonds increased $11.0 billion, or 20.8%, from the prior year period. Discount note activity has continued to increase, beginning in third quarter 2007. Member loan demand grew quickly during the second half of 2007, and the Bank responded by issuing short-term debt to keep up with member needs. In addition, bond issuances continued at a consistent pace. As previously discussed, the Bank has been limited in its ability to issue longer-term debt, particularly in the third quarter of 2008. The Bank currently continues to issue discount notes sufficient to meet member demand.

Interest expense on discount notes decreased $199.2 million from third quarter 2007 to third quarter 2008 and $176.2 million from September 2007 year-to-date to September 2008 year-to-date. The decrease in interest expense quarter-over-quarter was driven by a decrease in rates paid on discount notes, which declined 284 basis points in the comparison, coupled with a decrease in average balances. The decrease in interest expense year-over-year was driven by a 242 basis point decrease in rates paid, which more than offset the increase in average discount notes. Interest expense on bonds decreased $154.6 million and $235.3 million in the quarter-over-quarter and year-over-year comparisons, respectively. The quarter-over-quarter decrease was driven by lower rates paid on bonds, which decreased 179 basis points. This decline more than offset the volume increase in the comparison. In the year-over-year comparison, rates paid on bonds decreased 137 basis points, which more than offset the increase in bond volume in the comparison. In addition, a substantial portion of the bond portfolio is swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of the swaps, (decreases) increases. See details regarding the impact of swaps on the quarterly and year-to-date rates paid in the “Net Interest Income Derivatives Effects” discussion below. Current market conditions have impacted the spreads on the Bank’s consolidated obligations. The Bank has continued to experience obstacles in attempting to issue longer-term debt, including at spreads consistent with historical levels; the funding costs associated with issuing long-term debt have risen sharply relative to short-term debt. This reflected general investor reluctance to buy longer-term GSE obligations as well as strong investor demand for short-term GSE debt.

For additional information, see the “Liquidity and Funding Risk” discussion in Risk Management within Management’s Discussion and Analysis in this report filed on Form 10-Q.

Average Loans to Members Portfolio Detail:

	Three months ended September 30,		Nine months ended September 30,
(in millions)
Product	2008	2007	2008	2007
RepoPlus	$8,410.8	$11,157.5	$9,356.6	$7,221.3
Mid-Term RepoPlus	32,022.8	24,596.0	33,566.4	20,890.3
Term Loans	13,186.8	10,151.3	12,487.3	10,232.3
Convertible Select	9,105.5	8,700.3	9,314.6	8,761.0
Hedge Select	160.0	60.0	160.0	53.4
Returnable	3,601.5	3,277.3	3,523.8	2,915.2

Total par value	$66,487.4	$57,942.4	$68,408.7	$50,073.5

The Bank’s average loans to members portfolio grew at a slightly slower pace quarter-over-quarter compared to the growth year-over-year. Current credit and mortgage market conditions have resulted in uncertainty in the MBS and commercial paper markets, reducing members’ ability to efficiently sell MBS or issue commercial paper. The increases in the average loans to members portfolio in both the quarter-over-quarter and year-over-year comparisons were evident across most loan products. The most significant dollar increase in both comparisons was in the Mid-Term RepoPlus product, while the RepoPlus product reflected a decrease in the quarter-over-quarter comparison, but maintained growth year-over-year.

Increases in average balances for the Mid-Term RepoPlus product in both comparisons reflected a slight shift in members’ borrowings from the prior periods. The largest increase in this loan type was due to significant funding needs of several of the Bank’s customers as a result of an increased need for liquidity. The decrease quarter-over-quarter in the RepoPlus product was reflective of the rapid growth in RepoPlus that the Bank began to experience during the third quarter of 2007 as the financial market turmoil began. The year-over-year increase in the RepoPlus product reflects the continued need for liquidity from our members through the third quarter of 2008 due to the market uncertainty.

Increases in term loans in both the quarter-over-quarter and year-over-year comparisons were driven by a decline in interest rates; as a result, members elected to lock in these lower rates in longer-term funding when possible. During the latter part of third quarter 2008, however, higher pricing on longer-term funding was not as attractive to members. The balances in term loans may begin to decrease in future quarters, unless market conditions change.

As of September 30, 2008, 42.1% of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 45.4% at December 31, 2007. Details of the portfolio components are included in Note 6 to the unaudited interim financial statements in this report filed on Form 10-Q.

The ability to grow the loans to members portfolio may be affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership itself; (3) the Bank’s liquidity position and how management chooses to fund the Bank; (4) current, as well as future, credit market conditions; (5) actions of the U.S. government; (6) housing market trends; and (7) the shape of the yield curve.

The Federal Reserve Board (Federal Reserve) has taken a series of unprecedented actions that have made it more attractive for eligible financial institutions to borrow directly from the Federal Reserve Banks (FRBs). The Federal Reserve has significantly lowered the interest rate on funding from FRBs and reduced the discount they are requiring on collateral that eligible institutions use to support their borrowings. In addition, on October 7, 2008, the Federal Reserve announced the creation of the Commercial Paper Funding Facility (CPFF). The CPFF provides a liquidity backstop to U.S. issuers of commercial paper rated at least A-1/P-1/F1 by a Nationally Recognized Statistical Rating Organization (NRSRO). As the Bank’s customers use this source of funding, it has the potential to reduce the amount of loans made by the Bank to its members. In addition, the Federal Deposit Insurance Corporation (FDIC) approved a proposed regulation increasing the FDIC assessment on those FDIC-insured financial institutions with outstanding FHLBank loans and other secured liabilities above a specified level. The FDIC also announced a program to guarantee new senior unsecured debt issued by FDIC-insured institutions, where such debt is issued on or before June 30, 2009. The Bank has started to see an impact in the form of reduced borrowings and/or paydowns by some if its members. However, at this time, the Bank is not able to determine the full potential impact any or all of these actions could have on the Bank.

See the “Legislative and Regulatory Actions” disclosure in Management’s Discussion and Analysis in this report filed on Form 10-Q for additional information regarding these government actions.

In late July 2008, the U.S. Treasury issued guidance on covered bonds in order to increase liquidity in the capital markets. To the extent that the covered bond market develops, future demand for FHLBank loans to members could be affected.

The Bank accepts various forms of collateral including, but not limited to, AAA-rated investment securities and residential mortgage loans. In light of recent market conditions, the Bank recognizes that there is the potential for an increase in the credit risk of the portfolio. However, the Bank continues to monitor its collateral position and the related policies and procedures, to help ensure adequate collateral coverage. The Bank believes it is fully secured as of September 30, 2008. For more information on collateral, see the “Loan Products” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q as well as Item 1. Business in the Bank’s 2007 Annual Report filed on Form 10-K.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the three and nine months ended September 30, 2008 and 2007. Derivative and hedging activities are analyzed below in the “Other Income (Loss)” discussion.

			Avg.		Avg.
Three months ended		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
September 30, 2008	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)
Assets
Loans to members	$66,488.2	$469.8	2.81	$660.5	3.95	$(190.7)	(1.14)
Mortgage loans held for portfolio	6,046.3	78.3	5.16	78.9	5.20	(0.6)	(0.04)
All other interest-earning assets	22,242.6	210.0	3.75	210.0	3.75	-	-

Total interest-earning assets	$94,777.1	$758.1	3.18	$949.4	3.99	$(191.3)	(0.81)

Liabilities and capital
Consolidated obligation bonds	$65,115.3	$537.7	3.28	$636.8	3.89	$(99.1)	(0.61)
All other interest-bearing liabilities	25,789.7	146.3	2.26	146.3	2.26	-	-

Total interest-bearing liabilities	$90,905.0	$684.0	2.99	$783.1	3.43	$(99.1)	(0.44)

Net interest income/net interest spread		$74.1	0.19	$166.3	0.56	$(92.2)	(0.37)

			Avg.		Avg.
Three months ended		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
September 30, 2007	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)
Assets
Loans to members	$57,941.5	$796.0	5.45	$740.5	5.07	$55.5	0.38
Mortgage loans held for portfolio	6,446.9	83.3	5.12	84.1	5.17	(0.8)	(0.05)
All other interest-earning assets	20,766.6	266.3	5.09	266.3	5.09	-	-

Total interest-earning assets	$85,155.0	$1,145.6	5.34	$1,090.9	5.08	$54.7	0.26

Liabilities and capital
Consolidated obligation bonds	$54,172.0	$692.3	5.07	$650.4	4.76	$41.9	0.31
All other interest-bearing liabilities	27,624.9	357.3	5.13	357.3	5.13	-	-

Total interest-bearing liabilities	$81,796.9	$1,049.6	5.09	$1,007.7	4.88	$41.9	0.21

Net interest income/net interest spread		$96.0	0.25	$83.2	0.20	$12.8	0.05

			Avg.		Avg.
Nine Months ended		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
September 30, 2008	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)
Assets
Loans to members	$68,409.4	$1,682.1	3.28	$2,111.4	4.12	$(429.3)	(0.84)
Mortgage loans held for portfolio	6,098.8	235.6	5.16	237.8	5.21	(2.2)	(0.05)
All other interest-earning assets	23,527.5	710.3	4.03	710.3	4.03	-	-

Total interest-earning assets	$98,035.7	$2,628.0	3.58	$3,059.5	4.17	$(431.5)	(0.59)

Liabilities and capital
Consolidated obligation bonds	$63,742.4	$1,751.4	3.67	$1,995.4	4.18	$(244.0)	(0.51)
All other interest-bearing liabilities	30,442.4	624.2	2.74	624.2	2.74	-	-

Total interest-bearing liabilities	$94,184.8	$2,375.6	3.37	$2,619.6	3.72	$(244.0)	(0.35)

Net interest income/net interest spread		$252.4	0.21	$439.9	0.45	$(187.5)	(0.24)

			Avg.		Avg.
Nine Months ended		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
September 30, 2007	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)
Assets
Loans to members	$50,072.0	$2,045.0	5.46	$1,880.1	5.02	$164.9	0.44
Mortgage loans held for portfolio	6,649.7	256.7	5.16	259.3	5.21	(2.6)	(0.05)
All other interest-earning assets	20,418.7	778.0	5.09	778.0	5.09	-	-

Total interest-earning assets	$77,140.4	$3,079.7	5.34	$2,917.4	5.06	$162.3	0.28

Liabilities and capital
Consolidated obligation bonds	$52,754.6	$1,986.7	5.04	$1,877.7	4.76	$109.0	0.28
All other interest-bearing liabilities	21,348.0	827.5	5.18	827.5	5.18	-	-

Total interest-bearing liabilities	$74,102.6	$2,814.2	5.08	$2,705.2	4.88	$109.0	0.20

Net interest income/net interest spread		$265.5	0.26	$212.2	0.18	$53.3	0.08

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

The loans to members and consolidated obligation derivatives impact variances from period to period are driven by the change in average 3-month LIBOR in a given period and the level and mix of the portfolio being hedged. The mortgage loans held for portfolio derivative impact for third quarter 2008 and 2007 was the result of the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF Program. For third quarter 2008, the impact of derivatives decreased net interest income $92.2 million and reduced the interest rate spread 37 basis points; this compared to an increase of $12.8 million and 5 basis points for third quarter 2007. For the nine months ended September 30, 2008, the impact of derivatives decreased net interest income $187.5 million and reduced the interest rate spread 24 basis points; this compared to an increase of $53.3 million and 8 basis points for the nine months ended September 30, 2007. These changes in impact quarter-over-quarter and year-over-year were expected, given the decrease in the average 3-month LIBOR rate as noted in the “Current Trends in the Financial Markets” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q.

Other Income (Loss)

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
(in millions)	2008	2007	Change	2008	2007	Change
Services fees	$0.7	$1.1	(36.4)	$2.6	$3.1	(16.1)
Net losses on trading securities	(0.4)	-	n/m	(0.7)	-	n/m
Net gains on derivatives and hedging activities	71.4	3.7	n/m	75.1	7.0	n/m
Other, net	1.7	0.2	n/m	3.0	1.3	n/m

Total other income	$73.4	$5.0	n/m	$80.0	$11.4	n/m

Third quarter 2008 results included total other income of $73.4 million, compared to $5.0 million in third quarter 2007. Service fees in the third quarter of 2008 decreased $0.4 million in comparison to third quarter 2007 due to the Bank’s decision to discontinue the Coin and Currency service to its customers as of July 31, 2008. The net loss on trading securities reflects the decline in value of the Rabbi trust investments, held to offset the market risk of certain deferred compensation agreements. Gains on derivatives and hedging activities were $71.4 million in third quarter 2008, compared to $3.7 million in third quarter 2007. All other income increased $1.5 million in the third quarter of 2008 compared to the third quarter of 2007, due primarily to higher standby letter of credit fees.

Results for the nine months ended September 30, 2008 included total other income of $80.0 million, compared to $11.4 million for the nine months ended September 30, 2007. Service fees decreased $0.5 million in the comparison, driven primarily by the Bank’s decision to discontinue the Coin and Currency service as well as lower compensating balance revenue. The net loss on trading securities is related to the Rabbi trust investments, as noted above. September 2008 year-to-date net gains on derivatives and hedging activities were $75.1 million, compared to $7.0 million for September 2007 year-to-date. All other income increased $1.7 million from the prior year, due primarily to higher standby letter of credit fees.

The activity related to net gains on derivatives and hedging activities for the three and nine months ended September 30, 2008 and 2007 is discussed in more detail below.

Derivatives and Hedging Activities.  The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness, for the three and nine months ended September 30, 2008 and 2007, respectively.

(in millions)		Three months ended September 30,
Type of Hedge	Asset/Liability Hedged	2008	2007
Fair value hedge	Loans to members	$(43.6)	$7.3
	Consolidated obligations	33.6	(1.5)

	Total fair value hedge ineffectiveness	(10.0)	5.8
Economic hedges		69.1	(2.4)
Other		12.3	0.3

Net gains on derivatives and hedging activities		$71.4	$3.7

(in millions)		Nine months ended September 30,
Type of Hedge	Asset/Liability Hedged	2008	2007
Fair value hedge	Loans to members	$(47.9)	$9.8
	Consolidated obligations	43.3	(2.9)

	Total fair value hedge ineffectiveness	(4.6)	6.9
Economic hedges		67.7	(0.5)
Intermediary transactions		-	0.1
Other		12.0	0.5

Net gains on derivatives and hedging activities		$75.1	$7.0

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). For the third quarter of 2008, total ineffectiveness related to these fair value hedges resulted in a loss of $10.0 million compared to income of $5.8 million in the third quarter of 2007. For the nine months ended September 30, 2008 and 2007, total ineffectiveness related to fair value hedges resulted in a loss of $4.6 million and a gain of $6.9 million, respectively. The overall notional amount decreased from $70.2 billion at September 30, 2007 to $63.0 billion at September 30, 2008. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time. For the three and nine months ended September 30, 2008, the increased levels of fair value hedge ineffectiveness for both loans to members and consolidated obligations resulted mainly from significant movements in LIBOR during the three months ended September 30, 2008. In addition, loans to member fair value hedge ineffectiveness for the three and nine months ended September 30, 2008 included a loss of $10.9 million resulting from the replacement of 63 LBSF derivatives that were in fair value hedging relationships. See discussion of the Lehman bankruptcy and the resulting effects on the Bank’s financial statements in the “Current Financial and Mortgage Market Events and Trends” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gains (losses) on derivatives and hedging activities. Total amounts recorded for economic hedges reflected a gain of $69.1 million for the third quarter of 2008 compared to a loss of $2.4 million for the third quarter of 2007. For the nine months ended September 30, 2008, the net gain recorded for economic hedges was $67.7 million compared to a loss of $0.5 million for the nine months ended September 30, 2007. The overall notional amount of economic hedges increased from $1.2 billion at September 30, 2007 to $1.3 billion at September 30, 2008. For the three and nine months ended September 30, 2008, gains (losses) associated with economic hedges include a $69.0 million gain associated with the replaced LBSF derivatives that remained as economic hedges for a one day period after they were replaced in the fair value hedges of certain loans to members as described above. The gains (losses) associated with economic hedges for the three and nine months ended September 30, 2008 also included a gain of $0.2 million associated with 40 additional replacement derivatives. See discussion of the Lehman bankruptcy and the resulting effects on the Bank’s financial statements in the “Current Financial and Mortgage Market Events and Trends” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q.

Intermediary Transactions.  Derivatives in which the Bank is an intermediary may arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. Net gains on intermediary activities were not significant for the three and nine months ended September 30, 2008 and 2007.

Other Derivative Activities.  Generally, other net gains (losses) on derivatives and hedging activities includes the fair value impact of certain loan purchase commitments as well as other miscellaneous activity. For the three and nine months ended September 30, 2008, other gains (losses) on derivatives and hedging activities also includes a gain of $11.8 million associated with the termination of certain LBSF derivatives. These derivatives and the respective fair value hedge relationships were legally terminated on September 19, 2008. See discussion of the Lehman bankruptcy and the resulting effects on the Bank’s financial statements in the “Current Financial and Mortgage Market Events and Trends” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q.

Other Hedging Techniques. Other hedging techniques used by the Bank to offset the potential earnings effects of loan prepayments include callable debt instruments in the funding mix and the purchase of interest rate option contracts. Costs associated with callable debt instruments are reflected in the overall cost of funding included in the calculation of net interest margin.

Other Expense

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
(in millions)	2008	2007	Change	2008	2007	Change
Operating-salaries and benefits	$7.7	$8.6	(10.5)	$26.5	$26.5	-
Operating-occupancy	0.7	0.8	(12.5)	2.3	2.6	(11.5)
Operating-other	4.0	3.7	8.1	11.8	11.5	2.6
Finance Agency	0.8	0.7	14.3	2.3	2.0	15.0
Office of Finance	0.4	0.5	(20.0)	1.8	1.6	12.5

Total other expenses	$13.6	$14.3	(4.9)	$44.7	$44.2	1.1

Other expense totaled $13.6 million in the third quarter of 2008, compared to $14.3 million in the third quarter of 2007, a decrease of $0.7 million, or 4.9%. Operating expenses of the Finance Agency and the OF remained flat quarter-over-quarter. Salaries and benefits expense decreased $0.9 million, or 10.5%, in the quarter-over-quarter comparison. This decrease was driven by lower benefits expense, including a decrease in the market value of the nonqualified thrift obligation. All other expenses increased $0.3 million, driven by higher professional fees and depreciation expense. These increases were partially offset by lower contractual services.

For the nine months ended September 30, 2008, other expense totaled $44.7 million compared to $44.2 million for the same prior year period, an increase of $0.5 million, or 1.1%. Excluding the operating expenses of the Finance Agency and the OF discussed below, other expenses remained flat year-over-year. Occupancy expense decreased $0.3 million, reflecting the impact of the new lease signed in May 2008. This was offset by a $0.3 million increase in all other expenses, driven by higher depreciation and equipment expense.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Agency and the OF. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations and totaled $1.2 million for both the three months ended September 30, 2008 and 2007. For the nine months ended September 30, 2008 and 2007, these expenses totaled $4.1 million and $3.6 million, respectively. The Bank has no control over the operating expenses of the Finance Agency. The FHLBanks are able to exert a limited degree of control over the operating expenses of the OF due to the fact that two directors of the OF are also FHLBank presidents.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	Three months ended			Nine months ended
	September 30,			September 30,
(in millions)	2008	2007	% Change	2008	2007	% Change
Affordable Housing Program (AHP)	$10.8	$7.1	52.1	23.1	$18.9	22.2
REFCORP	24.2	16.1	50.3	51.8	42.6	21.6

Total assessments	$35.0	$23.2	50.9	74.9	$61.5	21.8

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by certain fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through the third quarter of 2008 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final payment during the third quarter of 2012. This date assumes that the FHLBanks pay exactly $300 million annually until 2012. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

Application of the REFCORP percentage rate as applied to earnings during third quarter 2008 and 2007 resulted in expenses for the Bank of $24.2 million and $16.1 million, respectively. For the nine months ended September 30, 2008 and 2007, REFCORP assessments resulted in expenses of $51.8 million and $42.6 million, respectively, for the Bank. The year-over-year changes in both AHP and REFCORP assessments for the Bank reflect the changes in pre-assessment earnings.

Financial Condition

The following is Management’s Discussion and Analysis of the Bank’s financial condition at September 30, 2008 compared to December 31, 2007. This should be read in conjunction with the Bank’s unaudited interim financial statements and notes in this report filed on Form 10-Q and the audited financial statements and analysis in the Bank’s 2007 Annual Report filed on Form 10-K.

Asset Growth and Composition.  Driven by a decline in the investment portfolio, the Bank’s total assets declined $2.3 billion, or 2.3%, to $98.6 billion at September 30, 2008, down from $100.9 billion at December 31, 2007. The decrease in the investment portfolio was primarily in the certificates of deposit and other held-to-maturity investment securities. Loans to members increased $3.7 billion, or 5.4%; this change is discussed in further detail below.

Total housing finance-related assets, which include MPF Program loans, loans to members, MBS and other mission-related investments, increased $1.8 billion, or 2.0%, to $90.1 billion at September 30, 2008, up from $88.3 billion at December 31, 2007. Total housing finance-related assets accounted for 91.4% of assets as of September 30, 2008 and 87.5% of assets as of December 31, 2007.

Loans to Members.  At September 30, 2008, total net loans to members of $72.5 billion reflected outstanding balances to 245 borrowing members, compared to $68.8 billion at year-end 2007 to 232 borrowing members, representing an increase of 5.4% of the portfolio balance. A significant concentration of the loans continued to be generated from the Bank’s five largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base. Total par loans outstanding to the Bank’s five largest borrowing members were $45.6 billion and $49.0 billion at September 30, 2008 and December 31, 2007, respectively.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the nine months ended September 30, 2008 and during the year ended December 31, 2007.

Member Asset Size	2008	2007
Less than $100 million	52	47
Between $100 million and $500 million	139	137
Between $500 million and $1 billion	39	36
Between $1 billion and $5 billion	27	30
Greater than $5 billion	16	14

Total borrowing members during the year	273	264

Total membership	331	332
Percent of members borrowing during the period	82.5%	79.5%
Total borrowing members at period-end	245	232
Percent of members borrowing at period-end	74.0%	69.9%

As of September 30, 2008, the combined mid-term and short-term products par outstanding balance increased $1.3 billion, or 3.0%, to $45.0 billion, compared to $43.7 billion at December 31, 2007. These products represented 62.9% and 64.5% of the Bank’s total loans to members portfolio at September 30, 2008 and December 31, 2007, respectively. The short-term portion of the loans to members portfolio is volatile; as market conditions change rapidly, the short-term nature of these lending products could materially impact the Bank’s outstanding balance. Balances in the Bank’s mid-term and short-term products increased during the nine months ended September 30, 2008 as the Bank experienced increased demand from all members, although most notably from its larger members.

The Bank’s longer-term loans to members, referred to as Term Loans, increased $2.4 billion, or 21.6%, to $13.5 billion of total par outstanding as of September 30, 2008. These products represented 18.9% and 16.4% of the Bank’s loans to members portfolio at September 30, 2008 and December 31, 2007, respectively. Many of the Bank’s members have a high percentage of long-term mortgage assets on their balance sheets; these members typically fund these assets with longer-term borrowings with the Bank to manage the interest rate risk. Balances in the Bank’s longer-term products increased during the nine months ended September 30, 2008 due to declines in key market interest rates. Prior to third quarter 2008, members had elected to lock in these lower interest rates on longer-term funding; however, during third quarter 2008, pricing on longer-term funding became less attractive to members. Meeting the needs of such members has been, and will continue to be, an important part of the Bank’s loans to members business.

As of September 30, 2008, the Bank’s longer-term option embedded loans to members remained relatively flat at $13.0 billion. These products represented 18.2% and 19.1% of the Bank’s loans to members portfolio on September 30, 2008 and December 31, 2007, respectively.

On October 13, 2008, Sovereign Bancorp, the holding company of the Bank’s largest member and borrower, Sovereign Bank, entered into an agreement to be acquired by Banco Santander, S.A. The transaction is anticipated to be completed in the first quarter of 2009. The future impact of this acquisition, if any, to the Bank’s loans to members portfolio is not known at this time.

See Item 1. Business in the Bank’s 2007 Annual Report filed on Form 10-K for details regarding the Bank’s various loan products.

Mortgage Loans Held for Portfolio.  Net mortgage loans held for portfolio decreased 1.6% to $6.1 billion as of September 30, 2008, compared to $6.2 billion at December 31, 2007. While the Bank has increased the volume of mortgages purchased from PFIs during the first nine months of 2008 from prior periods, continued run-off of the existing portfolio has more than offset the new activity. As previously mentioned, the Bank also has agreed to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago. As of September 30, 2008, the Bank had purchased $136.3 million of MPF loans under this agreement; as of October 31, 2008, the Bank had purchased $203.8 million. The agreement expired October 31, 2008.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table.

	September 30,	December 31,
(in millions)	2008	2007
Loans to members(1)	$72,492.5	$68,797.5
Mortgage loans held for portfolio, net(2)	6,113.2	6,219.7
Nonaccrual mortgage loans, net(3)	31.9	20.7
Mortgage loans past due 90 days or more and still accruing interest(4)	11.7	14.1
BOB loans, net(5)	11.2	12.8

Notes:

(1)	There are no loans to members balances which are past due or on nonaccrual status.

(2)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.

(3)	All nonaccrual mortgage loans are reported net of interest applied to principal.

(4)	Government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.

(5)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

The Bank’s nonaccrual mortgages increased $11.2 million, or 54.1%, from December 31, 2007 to September 30, 2008. This increase was driven by increases in delinquencies due to the credit markets as well as general economic conditions overall. The allowance for credit losses on MPF loans increased from $1.1 million at December 31, 2007 to $3.6 million at September 30, 2008. Nonaccrual mortgages represented 0.5% and 0.3% of MPF loans, net, at September 30, 2008 and December 31, 2007, respectively. These percentages are better than industry averages.

Interest-Earning Deposits and Federal Funds Sold.  At September 30, 2008, these short-term investments totaled $4.5 billion, a decrease of $0.2 billion, or 4.3%, from December 31, 2007. Although these balances have declined slightly since year-end, the Bank continues to maintain an adequate level of short-term liquidity sufficient to meet members’ loan demand.

Investment Securities.  The $5.2 billion, or 26.0%, decrease in investment securities from December 31, 2007 to September 30, 2008, was primarily due to a decrease in held-to-maturity securities. These investments include MBS that are collateralized and provide a return that is expected to exceed the return on other types of investments. The decrease in MBS was driven primarily by paydowns and/or maturities of principal as well as management’s decision not to purchase additional MBS during the quarter, due in part to ongoing market volatility. All MBS continue to pay principal and interest in accordance with contractual terms. In addition, certificates of deposit decreased $3.1 billion due to maturities of these short-term investments which were not replaced.

Historically, the amount that the Bank can invest in MBS is limited by regulation to 300 percent of regulatory capital; however, in March 2008 an increase was authorized for two years in the amount of MBS the FHLBanks are permitted to purchase. Subject to approval by the Board of Directors (Board) and filing of required documentation, the Bank may invest up to 600 percent of regulatory capital in MBS. The Bank will continue to monitor its MBS position and determine the proper portfolio level. At the current time, the Bank does not expect to seek regulatory approval to exceed the original 300 percent limit.

The following tables summarize key investment securities portfolio statistics.

	September 30,	December 31,
(in millions)	2008	2007
Trading securities:
Mutual funds	$6.6	$7.6

Total trading securities	6.6	$7.6

Available-for-sale securities:
Mortgage-backed securities	26.4	$42.4

Total available-for-sale securities	26.4	$42.4

Held-to-maturity securities:
Commercial paper	$-	$83.5
Certificates of deposit	2,600.0	5,675.0
State or local agency obligations	481.4	699.1
U.S. government-sponsored enterprises	707.7	919.2
Mortgage-backed securities	10,998.7	12,535.0

Total held-to-maturity securities	14,787.8	$19,911.8

Total investment securities	$14,820.8	$19,961.8

As of September 30, 2008, investment securities had the following maturity and yield characteristics.

(dollars in millions)	Book Value	Yield
Trading securities:
Mutual funds	$6.6	n/a

Total trading securities	6.6	n/a

Available-for-sale securities:
Mortgage-backed securities	26.4	3.22

Total available-for-sale securities	26.4	3.22

Held-to-maturity securities:
Certificates of deposit:
Within three months	2,600.0	2.87
State or local agency obligations:
Within one year	5.0	6.10
After one but within five years	56.8	5.87
After five but within ten years	79.5	5.70
After ten years	340.1	3.97

Total state or local agency obligations	481.4	4.51

U.S. government-sponsored enterprises:
Within one year	100.0	2.66
After one but within five years	500.0	3.84
After five years	107.7	4.05

Total U.S. government-sponsored enterprises	707.7	3.71
Mortgage-backed securities	10,998.7	4.85

Total held-to-maturity securities	14,787.8	4.44

Total investment securities	$14,820.8	4.44

As of September 30, 2008, the available-for-sale and held-to-maturity securities portfolios included gross unrealized losses of $12.7 million and $1.4 billion, respectively, which were considered temporary. As of December 31, 2007, these portfolios included gross unrealized losses of $1.9 million and $306.7 million, respectively, which were also considered temporary. The increases in gross unrealized losses on these portfolios resulted from ongoing market volatility, illiquidity in certain market sectors and widening credit spreads. The basis for determination that the declines in fair value for these portfolios are temporary is explained in further detail in the “Critical Accounting Policies” discussion in Management’s Discussion and Analysis and Notes 4 and 5 of the unaudited interim financial statements included in this report filed on Form 10-Q.

As of September 30, 2008, the Bank held securities from the following issuers with a book value greater than ten percent of the Bank’s total capital.

	Total	Total
(in millions)	Book Value	Fair Value
JP Morgan Mortgage Trust	$2,019.3	$1,741.9
Federal Home Loan Mortgage Corporation	1,615.9	1,599.1
Wells Fargo Mortgage Backed Securities Trust	1,190.6	1,038.4
Federal National Mortgage Association	898.9	884.1
Structured Adjustable Rate Mortgage Loan Trust	757.4	594.4
Countrywide Alternative Loan Trust	505.7	406.5
Countrywide Home Loans, Inc.	462.5	416.7

Total	$7,450.3	$6,681.1

For additional information on the credit risk of the investment portfolio including private label MBS, see the “Credit and Counterparty Risk” discussion in the Risk Management section of Management’s Discussion and Analysis in this report filed on Form 10-Q.

Deposits.  At September 30, 2008, time deposits of the Bank’s customers in denominations of $100,000 or more totaled $23.1 million. The table below presents the maturities for time deposits in denominations of $100,000 or more:

		Over 3	Over 6
		months but	months but
(in millions)	3 months	within	within 12
By Remaining Maturity at September 30, 2008	or less	6 months	months	Thereafter	Total
Time certificates of deposit ($100,000 or more)	$14.1	$4.0	$3.0	$2.0	$23.1

Commitment and Off-Balance Sheet Items.  At September 30, 2008, the Bank was obligated to fund approximately $54.0 million in additional loans to members, $177.9 million of mortgage loans and $7.4 billion in outstanding standby letters of credit, and to issue $895.0 million in consolidated obligations. The mortgage loan commitment amount noted above is comprised of $14.2 million in delivery commitments with the Bank’s members and $163.7 million remaining of the commitment with FHLBank of Chicago. As previously discussed, the Bank initially agreed to purchase up to $300 million of 100% participation interests in new MPF loans from FHLBank of Chicago. As of September 30, 2008, the Bank had purchased $136.3 million under this agreement. As of October 31, 2008, the Bank had purchased $203.8 million. The agreement expired October 31, 2008; however, commitments made through October 31, 2008 will be funded beyond that date. Outstanding standby letters of credit increased significantly from December 31, 2007. This was driven by significant increases from two large members using the Bank’s standby letters of credit to secure public unit deposits as well as normal increases from the rest of the membership. The Bank does not have any off-balance sheet special purpose entities or any other type of off-balance sheet conduits.

Retained Earnings.  The Finance Agency has issued regulatory guidance to the FHLBanks relating to capital management and retained earnings. The guidance directs each FHLBank to assess, at least annually, the adequacy of its retained earnings with consideration given to future possible financial and economic scenarios. The guidance also outlines the considerations that each FHLBank should undertake in assessing the adequacy of its retained earnings.

Consistent with this guidance, effective September 26, 2008, the Bank has revised its previous retained earnings policy and established a new capital adequacy metric, referred to as the Projected Capital Stock Price (PCSP). This metric retains the overall risk components approach of the previous policy but expands and refines the risk components to calculate an estimate of capital-at-risk, or the projected variability of capital stock. The sum of these risk components is expressed in percentage points of capital stock book value and is applied to the current capital stock price to calculate the PCSP. The Board has established a PCSP floor of 85% and a target of 95%.

Management manages the overall risk profile of the Bank in a manner that attempts to preserve the PCSP at or near the target ratio of 95%. The difference between the actual PCSP and the floor or target, if any, represents a range of additional retained earnings that will need to be accumulated over time to restore the PCSP and retained earnings to an adequate level. Under the revised retained earnings policy, when the PCSP is below the target, the Board is required to establish an implementation approach for reaching the target that includes an analysis of various recovery periods and a restriction in the dividend payout ratio to no greater than 67% of the previous quarter’s earnings. The Board also supplements its analysis of the PCSP with the calculation of an adjusted PCSP, which takes into account the current market value effects of disruptions in the private label MBS market. As of September 30, 2008, the Bank’s PCSP was 57% and therefore the Board has established an implementation approach and has restricted the dividend payout. All dividend payments are subject to the approval of the Board. The amount the Board determines to pay out will be affected by these changes in the retained earnings policy.

Previously, the retained earnings policy required the calculation of a recommended level of retained earnings based on a risk component approach moderately different from the current approach. When forecasted retained earnings were sufficiently below the recommended level, the Board established an implementation approach and timetable for reaching an adequate level of retained earnings. At March 31, 2008, and June 30, 2008, forecasted retained earnings were below the recommended level. This shortfall was primarily due to an increase in the required market risk capital component of the calculation, which is the same as the Bank’s market risk-based capital calculation. The significant increase in market risk-based capital was primarily caused by widening mortgage credit spreads and a decline in the ratio of the Bank’s market value of equity to book value of equity. The ratio fell from 86% at December 31, 2007 to 74% at June 30, 2008. In accordance with the Finance Agency’s risk-based capital regulation, the Bank is required to provide for additional market risk-based capital when the ratio falls below 85%. In connection with the previous policy and the Board’s desire to build retained earnings in this volatile credit environment, the payout ratio had already been limited in the previous two quarters.

At September 30, 2008, retained earnings were $382.0 million, representing an increase of $85.7 million, or 28.9%, from December 31, 2007. Further details of the components of required risk-based capital are presented in the “Capital Resources” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q. See Note 10 to the unaudited interim financial statements in this report filed on Form 10-Q for further discussion of risk-based capital and the Bank’s policy on capital stock requirements.

	Nine months ended
	September 30,
(in millions)	2008	2007
Balance, beginning of the period	$296.3	$254.8
Net income	207.3	170.1
Dividends	(121.6)	(141.1)

Balance, end of the period	$382.0	$283.8

Payout ratio (dividends/net income)	58.7%	83.0%

As discussed above, the Bank considers a number of factors in determining the appropriate level of dividend. Additionally, based on the unprecedented disruption in the housing market, which has resulted in increased uncertainty regarding member credit risk and the valuation of member collateral, along with higher spreads on consolidated obligations, the Bank believes that it is prudent to exercise additional caution with respect to its current dividend. The Bank is focused on building capital through increased retained earnings.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources as of September 30, 2008, which should be read in conjunction with the unaudited interim financial statements and notes included in this report filed on Form 10-Q and the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

Risk-Based Capital (RBC)

The Bank is subject to the Finance Agency’s Risk-Based Capital (RBC) regulations. This regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operational risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	September 30,	December 31,
(in millions)	2008	2007
Permanent capital:
Capital stock(1)	$4,199.1	$3,998.6
Retained earnings	382.0	296.3

Total permanent capital	$4,581.1	$4,294.9

Risk-based capital requirement:
Credit risk capital	$249.4	$240.8
Market risk capital	1,252.0	256.7
Operations risk capital	450.4	149.3

Total risk-based capital	$1,951.8	$646.8

Note:

(1)	Capital stock includes mandatorily redeemable capital stock.

As presented above, the total risk-based capital requirement at September 30, 2008 increased $1.3 billion from year-end, due to an increase in market risk capital. Operations risk capital, which by regulation is set equal to 30% of the sum of market risk and credit risk capital, also increased. See the Retained Earnings discussion in the “Financial Condition” section of Management’s Discussion and Analysis for explanations of the market risk capital increase.

The Bank held excess permanent capital over RBC requirements of $2.6 billion and $3.6 billion at September 30, 2008 and December 31, 2007, respectively.

Capital and Leverage Ratios

In addition to the requirements for RBC, the Finance Agency has mandated maintenance of certain capital and leverage ratios. The Bank must maintain total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. As a matter of policy, the Board has established an operating range for capitalization that calls for the capital ratio to be maintained between 4.08% and 5.0%. To enhance overall returns, it has been the Bank’s practice to utilize leverage within this operating range when market conditions permit, while maintaining compliance with statutory, regulatory and Bank policy limits.

	September 30,	December 31,
(dollars in millions)	2008	2007

Capital Ratio
Minimum capital (4.0% of total assets)	$3,945.2	$4,037.4
Actual capital (permanent capital plus loan loss reserves)	4,593.7	4,302.8
Total assets	98,629.3	100,935.8
Capital ratio (actual capital as a percent of total assets)	4.7%	4.3%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,931.5	$5,046.8
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	6,884.3	6,450.2
Leverage ratio (leverage capital as a percent of total assets)	7.0%	6.4%

Under the Bank’s capital plan, overall capital stock levels are tied to both the level of member borrowings and unused borrowing capacity. Therefore, the Bank’s capital ratios often fluctuate in response to changes in member borrowing activity and unused capacity. Both the capital ratio and leverage ratio calculations are based on capital balances, weighted in the case of the leverage ratio, and total assets. Total assets decreased 2.3% from year-end 2007, driven primarily by a $3.1 billion decrease in certificates of deposit reported within held-to-maturity securities. Total actual capital, as defined in the table above, increased 6.8%, reflecting increases in capital stock and retained earnings. The decline in total assets and the increase in capital combined to drive both the capital and leverage ratios up slightly.

Management reviews, on a routine basis, projections of capital leverage that incorporate anticipated changes in assets, liabilities, and capital stock levels as a tool to manage overall balance sheet leverage within the Board’s operating ranges. In connection with this review, when management believes that adjustments to the current member stock purchase requirements within the ranges established in the capital plan are warranted, a recommendation is presented for Board consideration. The member stock purchase requirements have been adjusted several times since the implementation of the capital plan in December 2002. The current percentages are 4.75% and 0.75% of member loans outstanding and unused borrowing capacity, respectively.

As of September 30, 2008 and December 31, 2007, excess capital stock available for repurchase at a member’s request and at the Bank’s discretion totaled $60.7 million and $34.9 million, respectively. It is the Bank’s current practice to promptly repurchase the excess capital stock of its members upon their request (except with respect to directors’ institutions during standard blackout periods). This repurchase practice is subject to change. The Bank does not repurchase capital stock if the repurchase would result in a member falling below its minimum capital stock purchase requirement. Assuming the above amounts of excess stock had been repurchased as of the respective period-ends, the leverage ratio would have been flat in the comparison while the capital ratio would have increased slightly.

Effective November 10, 2008, the Bank has changed its excess capital stock repurchase practice. The Bank will no longer honor excess capital stock repurchases at a member’s request and the Bank’s current practice of repurchasing excess capital stock from all members on a periodic basis has been revised. The Bank will review its capital position and risk metrics on a regular basis. Based on that review, the Bank will determine whether or not there will be any amount of excess capital stock repurchased following the end of each quarter. Excess capital stock repurchases will be limited to once a quarter. If it is determined that excess capital stock will be repurchased in an amount less than the total amount of excess capital stock held by the members, then, pursuant to the capital plan, the amount of excess capital stock to be repurchased will be pro-rated for all members. If the Bank determines to make a quarterly repurchase of excess capital stock in any amount, the Bank will send notice to members at least three business days prior to the repurchase date. The Bank expects its first quarterly excess capital stock repurchase determination under these guidelines to be made in January 2009.

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

The most significant accounting policies followed by the Bank are presented in Note 2 to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K. These policies, along with the disclosures presented in the other notes to the financial statements and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements.

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

Since January 1, 2008, the Bank has made two changes to its critical accounting policies. As a result of the adoption of SFAS 157, Fair Value Measurements, effective January 1, 2008, the critical accounting policy with respect to Fair Value Calculations and Methodologies is updated below. Also, as of the quarter ended March 31, 2008, the Bank had identified its assessment of investment securities for other-than-temporary impairment as a critical accounting policy.

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

The Bank has determined that the markets for certain investment securities have become increasingly inactive. The lack of market activity is evidenced by a significant decline in the number of transactions of securities with identical or similar underlying collateral as well as an increase in the price variability of these securities among market participants. Regardless, the methodology used to derive the fair value of these securities includes appropriate risk adjustments for nonperformance and liquidity risks that the Bank believes market participants would utilize.

The Bank categorizes financial instruments carried at fair value into a three-level hierarchy in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (the observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s market assumptions. The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. As of September 30, 2008, the Bank does not carry a significant amount of financial instruments at fair value on the Statement of Condition which were valued using significant unobservable inputs.

For further discussion regarding how the Bank measures financial assets and financial liabilities at fair value, see Note 12 to the unaudited interim financial statements in this report filed on Form 10-Q.

Other-Than-Temporary Impairment for Investment Securities.  The fair value of the Bank’s investment securities portfolio has been declining as a result of the turmoil in the credit markets. Due to these market conditions as well as the subjective and complex nature of management’s other-than-temporary impairment assessment, the Bank has determined that its quarterly evaluation of other-than-temporary impairment is a critical accounting policy. For those securities that have a fair value less than carrying value, the Bank would record an impairment when a decline in fair value is deemed to be other-than-temporary. The Bank will conclude that a loss is other-than-temporary if it is determined it is probable that the Bank will not receive all of the investment security’s contractual cash flows. This evaluation is inherently subjective and considers a number of factors. As part of this evaluation, the Bank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the perceived riskiness of the underlying type of collateral; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as FICO credit scores and delinquency rates. As a result of this security level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. Securities with weaker performance measures are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions such as default rates, loss severity and prepayment speeds to determine whether the Bank expects to receive the contractual cash flows to which it is entitled.

The Bank did not implement any other material changes to its existing accounting policies or estimates during the nine months ended September 30, 2008.

Recently Issued Accounting Standards and Interpretations.  See Note 2 to the unaudited interim financial statements included in this report on Form 10-Q for a discussion of recent accounting pronouncements that are relevant to the Bank’s businesses.

Legislative and Regulatory Actions

Finance Agency Interim Final Regulation Regarding FHLBank Directors.  On September 22, 2008, the Finance Agency issued an interim final regulation to implement the provisions of the Housing Act concerning the nomination and election of directors. The regulation substantially continues the prior rules governing elected director nominations, balloting, voting and reporting of results, while making certain modifications for the election of independent directors, as discussed below. The regulation:

•	requires that the elections for member and independent directors with terms commencing on January 1, 2009 be completed by year-end;

•	sets terms for each directorship commencing after January 1, 2009 at four years, except as adjusted to achieve staggering required by the Housing Act; and

•	prescribes a process for conducting independent director and member director elections. With respect to independent director elections, an independent director nominee must receive at least 20 percent of the number of votes eligible to be cast in the election. If no nominee receives 20 percent of the votes eligible to be cast in the election, the FHLBank must identify additional nominees and conduct elections until the directorship is filled.

FDIC Actions.  On October 7, 2008, the FDIC approved a proposed regulation that would increase the deposit insurance premium assessment for those FDIC-insured institutions that have outstanding FHLBank advances and other secured liabilities above a specified level. On October 14, 2008, the FDIC announced a program to guarantee newly issued senior unsecured debt (and the unsecured portion of any secured debt) issued by FDIC-insured institutions as well as bank, thrift and financial holding companies where such debt is issued on or before June 30, 2009. The amount of debt covered by the guarantee may not exceed 125 percent of debt that was outstanding as of September 30, 2008 that was scheduled to mature before June 30, 2009. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured. Additionally, the FDIC has agreed to guarantee funds in non-interest-bearing transaction deposit accounts held by FDIC-insured banks until December 31, 2009. The Bank is analyzing what impact, if any, these FDIC actions may have on its advances business and debt markets.

Proposed Rulemaking to Lower Risk Weights for Claims on, or Guaranteed by, Fannie Mae and Freddie Mac.  Following the conservatorship of Fannie Mae and Freddie Mac, on September 7, 2008 the Treasury entered into senior preferred stock purchase agreements with Fannie Mae and Freddie Mac which effectively provide protection to the holders of senior debt, subordinated debt, and MBS issued or guaranteed by these entities. In light of the financial support provided under these agreements with the Treasury, on October 7, 2008 the FDIC, the Office of the Comptroller of the Currency (OCC), the Office of Thrift Supervision (OTS) and the Board of Governors of the Federal Reserve announced a joint notice of proposed rulemaking to amend their risk-based capital regulations for banks and thrifts to reduce the risk weight for Fannie Mae and Freddie Mac debt held by banks and thrifts from 20 percent to 10 percent. The proposal requests comments on whether the same treatment should be given to FHLBank debt. The comment period on the proposed rulemaking expires November 26, 2008. In the event that this proposed rule becomes a final regulation, the Bank is unable to predict what effect, if any, it will have on the FHLBanks.

Federal Reserve Board of Governors Announce Securities Purchase Plan.   As an additional measure to further support the functioning of financial markets, on September 19, 2008, the Federal Reserve announced that it will begin purchasing short-term debt obligations issued by Fannie Mae, Freddie Mac and the FHLBanks in the secondary market. Similar to secondary market purchases of U.S. Treasury securities purchases of Fannie Mae, Freddie Mac, and FHLBank debt will be conducted with the Federal Reserve’s primary dealers through a series of competitive auctions.

Emergency Economic Stabilization Act of 2008.  On October 2, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (EESA). Among other things, the EESA established TARP, under which the U.S. Treasury is authorized to purchase up to $700 billion of assets, including mortgage loans and mortgage-backed securities, from financial institutions. The U.S. Treasury has also determined that it can use authority under TARP to make direct investments in financial institutions in connection with its stabilization activities. The implementation details of TARP are under development by the U.S. Treasury. The EESA also increased the FDIC deposit insurance coverage limit from $100 thousand per account to $250 thousand per account through December 31, 2009. The Bank is unable to predict what effect the EESA may ultimately have on the Bank and its members.

The Housing and Economic Recovery Act of 2008.  On July 30, 2008, the Housing Act was enacted. The Housing Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. For further information, see the Bank’s periodic report filed on Form 10-Q for June 30, 2008.

The Housing Act created a newly established federal agency regulator, the Finance Agency, to become the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac effective July 30, 2008. It also authorized the U.S. Treasury to purchase obligations issued by the FHLBanks in any amount deemed appropriate by the U.S. Treasury under certain conditions. As discussed in the “Current Financial and Mortgage Market Events and Trends” section of Management’s Discussion and Analysis and Note 9 to the unaudited interim financial statements both in this report and in the Bank’s periodic report filed on Form 10-Q for June 30, 2008, on September 9, 2008, the Bank, along with the other FHLBanks, entered into a lending agreement with the U.S. Treasury, in connection with the establishment of the GSECF. The GSECF is designed to serve as a contingent source of liquidity. The Bank has not drawn on this source of liquidity and has no immediate plans to do so. See the Bank’s current report on Form 8-K filed on September 9, 2008 for more information. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4.0 billion.

Risk Management

Risk Governance

The Bank’s lending, investment and funding activities and its use of derivative hedging instruments expose the Bank to a number of risks, including the following: market risk, credit risk, liquidity and funding risk and other risks, such as operating risk and business risk. The Bank’s Board and its committees have adopted a comprehensive risk governance framework to oversee the risk management process and manage the Bank’s risk exposures. As a part of this risk governance framework, the Bank’s Board has adopted a Risk Governance Policy, which is reviewed regularly and reapproved at least annually. The Risk Governance Policy establishes risk limits for the Bank in accordance with the risk profile established by the Board, Finance Agency regulations, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management. The magnitude of the risk limits reflects the Bank’s risk appetite given the market environment, the business strategy and the financial resources available to absorb losses. In connection with the completion of various market risk analyses undertaken by management during 2008, the Risk Governance Policy was amended effective September 26, 2008, to reflect adjustments to the Board-approved risk appetite. These adjustments were focused on emphasizing a greater balance between the market value of capital stock and earnings.

Capital Adequacy.  Also, effective September 2008, and in connection with the risk appetite changes above, the Risk Governance Policy was amended to establish an overarching capital adequacy metric. This metric is referred to as the Projected Capital Stock Price (PCSP). The PCSP is calculated using risk components for interest rates, spread, credit, operating and accounting risk. The sum of these components represents an estimate of projected capital stock variability and is used in the calculation of retained earnings and dividend payouts. The Board has established a PCSP floor of 85% and a target of 95%. This ratio will be calculated and reported to the Board on a monthly basis.

Management manages the overall risk profile of the Bank in a manner that attempts to preserve the PCSP at or near the target ratio of 95%. The difference between the actual PCSP and the floor or target, if any, represents a range of additional retained earnings that will need to be accumulated over time to restore the PCSP and retained earnings to an adequate level. As of September 30, 2008, the Bank’s PCSP was 57% and therefore the Board has established an implementation approach for reaching an adequate level and has restricted the dividend payout in accordance with the provisions of the new metric. For further information, see the “Retained Earnings” section in Management’s Discussion and Analysis in this report filed on Form 10-Q.

The Bank’s 2007 Annual Report filed on Form 10-K provides additional information regarding risk governance and the types of policies, processes, instruments and measures used by the Bank to manage risk as well as details of the risks as identified in Item 1A. Risk Factors. For information regarding the Bank’s use of, and accounting policies for, derivative hedging instruments, see Note 11 to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K. Additionally, see the “Capital Resources” section in Management’s Discussion and Analysis in this report filed on Form 10-Q for further information regarding the Bank’s risk-based capital and regulatory capital ratios.

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

In recognition of the importance of the accuracy and reliability of the valuation of financial instruments, management engages in an ongoing internal review of model valuations for various instruments. In previous years, this review was conducted for derivatives. In 2008, the review was extended to include external prices and additional financial instruments. These valuations are evaluated on a quarterly basis to confirm the reasonableness of the valuations. This analysis is performed by a risk management group that is independent of the business unit conducting the transactions. The verification and validation procedures depend on the nature of the security and valuation methodology being reviewed and may include comparisons with observed trades or other sources and independent verification of key model inputs. Results of the quarterly verification process, as well as any changes in valuation methodologies, are reported to a subcommittee of the Asset/Liability Committee (ALCO), which is responsible for reviewing and approving the approaches used in the valuation to ensure that they are well controlled and effective, and result in reasonable fair values.

The duration of equity metric, return volatility metrics and the market value of equity volatility metrics are currently the direct primary metrics used by the Bank to manage its interest rate risk exposure. The market value of equity volatility metrics have been discontinued as Board-approved metrics effective October 2008, although ALCO continues to monitor them. Since the implementation of its capital plan, the Bank is no longer required by Finance Agency regulation to operate within a specified duration of equity limit. The Bank’s asset/liability management policies specify acceptable ranges for duration of equity, and the Bank’s exposures are measured and managed against these limits. These metrics are described in more detail below.

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

The Bank’s asset/liability management policy approved by the Board calls for duration of equity to be maintained within a + 4.5 year range in the base case. In addition, the duration of equity exposure limit for an instantaneous parallel interest rate shock of + 200 basis points is + 7 years. Management analyzes the duration of equity exposure against this policy limit on a daily basis. While management continues to evaluate its market risk management strategies, it determined that strict compliance with the duration of equity limit under the current severe market conditions would not be prudent. Bank management requested and was granted a temporary waiver of all market risk metrics from the Board through December 31, 2008, up to predetermined thresholds.

The following table presents the Bank’s duration of equity exposure in accordance with its current asset/liability management policy by quarter from September 30, 2006, through September 30, 2008.

	Down 200	Down 100	Base	Up 100	Up 200
(in years)	basis points	basis points	Case	basis points	basis points

September 30, 2008	(1)	4.1	3.2	1.8	0.8

June 30, 2008	(1)	2.4	3.9	3.9	3.7

March 31, 2008	(1)	3.2	5.0	5.0	3.4

December 31, 2007	(2.8)	(0.6)	4.2	4.7	4.0

September 30, 2007	(3.3)	0.8	4.0	4.3	4.1

June 30, 2007	(3.7)	0.4	3.1	3.5	3.7

March 31, 2007	(4.2)	(2.5)	2.2	1.9	2.2

December 31, 2006	(5.3)	(1.6)	2.0	3.4	3.9

September 30, 2006	(4.4)	(0.5)	2.5	3.3	2.3

Note:

(1)	Given the level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” cannot be meaningfully measured for these periods.

In addition to actions taken by management to manage risk exposures, changes in market rates, changes in mortgage credit spreads and the absolute level of capital can substantially impact the Bank’s duration of equity profile. Along with the base case duration calculation, the Bank performs instantaneous parallel interest rate shocks in increments of 50 basis points up to the 200 basis point scenarios identified above. In early 2008, the mortgage market began to experience a widening of mortgage credit spreads, especially on private label MBS, relative to valuation benchmarks. The significant and unprecedented disruption in the mortgage markets has continued in 2008 and has resulted in very volatile, extraordinarily wide and increasing spreads, although there was a temporary moderate narrowing of agency mortgage spreads during the third quarter, in connection with the actions taken by the U.S. Treasury regarding Fannie Mae and Freddie Mac.

These wide mortgage credit spreads had the direct effect of increasing the Bank’s measurements of market risk, including duration of equity, during the first quarter 2008 despite the fact that there may not have been a proportionate change in the underlying cash flows of the Bank’s MBS and mortgage loan assets, liabilities or related hedges. Because the Bank intends to hold nearly 100% of its mortgage-related assets and related liabilities and hedges to maturity, an increase in the Bank’s duration of equity due to these factors is not expected to have an adverse impact on the Bank’s financial performance. Accordingly, the duration of equity increased from December 31, 2007 to March 31, 2008, in the base case, as well as certain of the applicable shock scenarios, and exceeded the policy limit as of March 31, 2008. Further, the Bank’s base case duration of equity has exceeded the policy limit from time to time during the second quarter and third quarter 2008.

As previously discussed, the Bank has a temporary waiver on the duration of equity risk metric through December 31, 2008. The Bank has periodically taken various hedging actions during the second and third quarters of 2008, including the issuance of a limited amount of fixed-rate debt. As a result, the Bank has been in compliance with the policy metric as of the periods ended June 30, 2008, and September 30, 2008. The Bank continues to monitor the mortgage markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank’s current market risk profile is reasonable given these market conditions.

As discussed in “Current Financial and Mortgage Market Events and Trends” in Management’s Discussion and Analysis in this report filed on Form 10-Q, the Bank terminated 595 derivative transactions with Lehman in September 2008. This represented approximately 27.3% and 22.5% of the Bank’s total derivative trades and notional principal outstanding, respectively. These derivative transactions were primarily hedges established to protect the market value of loans to members, as well as certain consolidated obligations. Of these transactions, the Bank re-established 103 transactions with other counterparties prior to September 30, 2008; 63 of these qualified for hedge accounting. Most of the change in duration of equity across scenarios can be attributed to the net results of these transactions.

Return Volatility.  The Bank’s asset/liability management policy specifies a return volatility metric to manage the impact of market risk on the Bank’s average return on capital stock compared to a dividend benchmark interest rate over multiple interest rate shock scenarios over a rolling 1 to 12 month time period. Effective September 2008, the Board approved an expansion of this metric to include a similar metric over the 13 to 24 month time period. As of September 30, 2008, the Board has selected the dividend benchmark of LIBOR. This risk metric is calculated and reported to the Board on a monthly basis. The Bank was in compliance with these return volatility metrics across all selected interest rate shock scenarios at September 30, 2008.

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

The following table presents market value of equity volatility by quarter from September 30, 2006, through September 30, 2008, including the percentage change from the base case.

	Down 100 basis points			Up 100 basis points
	Market Value	Pct. Change	Base	Market Value	Pct. Change
(dollars in millions)	of Equity	From Base	Case	of Equity	From Base

September 30, 2008	$2,885	3.9	$2,778	$2,712	(2.4)

June 30, 2008	3,299	3.6	3,186	3,062	(3.9)

March 31, 2008	3,430	4.3	3,289	3,119	(5.2)

December 31, 2007	3,754	2.3	3,670	3,500	(4.6)

September 30, 2007	3,770	2.9	3,664	3,505	(4.3)

June 30, 2007	3,560	2.1	3,486	3,371	(3.3)

March 31, 2007	3,200	0.1	3,197	3,118	(2.5)

December 31, 2006	3,454	0.4	3,442	3,342	(2.9)

September 30, 2006	3,503	1.0	3,467	3,349	(3.4)

From December 31, 2007 to September 30, 2008, the market value of equity decreased in the base case and both of the shock scenarios. These decreases from year-end were driven primarily by significantly wider mortgage credit spreads and market conditions described under duration of equity above. Typically, changes in the Bank’s market value of equity in the shock scenarios shown above are limited in that they: (1) were performed at a particular point in time; (2) are based on the hedge positions in place at that particular point in time; (3) only contemplate certain movements in interest rates; (4) do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; (5) are subject to the accuracy of various assumptions used, including prepayment forecasts; and (6) do not incorporate other factors and/or management actions that could impact the Bank’s overall financial performance in such scenarios. Management monitors market conditions on an ongoing basis and takes what it deems to be appropriate action to preserve the value of equity and earnings by changing the composition of the balance sheet or entering into, terminating or restructuring hedges to mitigate the impact of adverse interest rate movements.

The Bank exceeded the policy limit regarding market value of equity volatility in the up 100 basis point scenario as of March 31, 2008. However, the Bank took various hedging actions during the second and third quarters of 2008, including the issuance of a limited amount of fixed-rate debt, and agency mortgage credit spreads moderated as noted above. The Bank returned to compliance during the second quarter 2008 and remained in compliance at September 30, 2008.

The Board has also established a sublimit on the market value of equity volatility limit pertaining to the Bank’s mortgage asset portfolio, which includes both MBS and mortgage loans held for portfolio. This policy sublimit states that the market value of equity volatility attributable to the mortgage asset portfolio should decline by no more than four percent given a hypothetical + 100 basis point instantaneous parallel change in interest rates. As with overall market value of equity volatility, management analyzes this exposure against the policy sublimit on a monthly basis. At March 31, 2008, the market value of equity volatility pertaining to the mortgage portfolio was -4.67% under a hypothetical 100 basis point instantaneous increase in interest rates and the Bank was in violation of this policy sublimit driven by the same market and credit conditions described above. At September 30, 2008, the market value of equity volatility pertaining to the mortgage portfolio was -3.73% under a hypothetical 100 basis point instantaneous increase in interest rates and the Bank was in compliance with the policy sublimit.

As noted above, Bank management requested and was a granted a temporary waiver for the market value of equity volatility metrics from the Board through December 31, 2008 up to predetermined thresholds from the Board. As of September 2008, the Board has approved various changes to the Bank’s market risk management strategies which include the establishment of a capital adequacy and return volatility metrics described above. In connection with these changes, the market value of equity volatility metrics will be discontinued as Board-approved metrics effective October 2008, although they will continue to be monitored by ALCO.

Credit and Counterparty Risk

Credit risk is the risk that the market value of an obligation will decline as a result of deterioration in the obligor’s creditworthiness. Credit risk arises when Bank funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements. Each FHLBank is an independent entity with its own policies and procedures in place to assess and mitigate credit risk. While each FHLBank evaluates credit risk based on its members’ financial condition, all member credit products are secured by quality, eligible collateral. The financial conditions of the Bank’s members, as well as all investment, mortgage loan and derivative counterparties, are monitored to ensure that the Bank’s financial exposure to each is in compliance with the Bank’s credit policies and Finance Agency regulations.

Loans to Members and Letters of Credit.  The Bank manages the credit risk on loans and letters of credit by monitoring the financial condition of borrowers and by requiring members or their affiliates to pledge sufficient eligible collateral for all extensions of credit. The Bank establishes a maximum borrowing capacity for each member based on collateral weightings applied to qualifying collateral as described in the Bank’s Member Products Policy. Details regarding this Policy and related changes which went into effect on May 6, 2008 are available in the “Loan Products” discussion in Management’s Discussion and Analysis in the Bank’s First Quarter 2008 report filed on Form 10-Q. According to the Policy, eligible collateral is weighted to help ensure that the eligible collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral during the life of a loan to protect its security position. The Bank has never experienced a credit loss on a member loan or letter of credit.

In addition to collateral, the financial condition of all members is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. In August, the Bank began the implementation of a Qualifying Collateral Report (QCR) designed to provide more timely and granular collateral information. The initial QCR was introduced to the Bank’s largest borrowers and includes data as of June 30, 2008. The scope of the QCR will soon extend to all of the Bank’s members as a means to strengthen collateral analytical review procedures. In the interim, those members for whom QCR has not yet been implemented remain under the current review procedures and analysis as described in the “Loan Products” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk related to member loans and letters of credit. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness.

Collateral.  All members are required to maintain collateral to secure their Total Credit Products (TCP). TCP outstanding includes loans, letters of credit, loan commitments and other obligations to the Bank. The Bank periodically reviews the collateral pledged by members and conducts regular collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, at its discretion, require the delivery of investment securities or loan collateral at any time.

Members that qualify as Community Financial Institutions (CFIs) can pledge small-business, small-farm and small-agribusiness as collateral for loans from the Bank. The Housing Act redefined CFIs as institutions with assets not exceeding $1.0 billion and adds community development activities loans as eligible collateral. The Bank has not implemented these expanded authorities at this point. Also, the Bank is permitted to make loans to nonmember housing associates. The eligible expanded collateral for CFIs as well as lending to nonmember housing associates could introduce additional credit risk to the Bank. At September 30, 2008, loans to CFIs and housing associates secured with both eligible standard and expanded collateral represented approximately $5.4 billion, or 7.5% of total par loans outstanding. Eligible expanded collateral represented 9.6% of total eligible collateral for these loans.

As of September 30, 2008, the Bank held a security interest in certain subprime and nontraditional residential mortgage loans pledged as collateral. However, the amount of these loans was not significant compared to the total amount of residential mortgage loan collateral pledged to the Bank.

Additional detailed information on the Bank’s collateral policies and practices is provided in the “Loan Products” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q and Item 1. Business in the Bank’s 2007 Annual Report filed on Form 10-K.

The following tables summarize total eligible collateral values by type under both blanket and specific collateral pledge agreements as of September 30, 2008 and December 31, 2007, for the Bank’s borrowers and for its ten largest borrowers, respectively. As noted in the “Loan Products” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q, the Bank held collateral with an eligible collateral value in excess of the book value of the loans on a borrower-by-borrower basis at both September 30, 2008 and December 31, 2007. The amount of excess collateral by individual borrowers, however, varies significantly.

	September 30, 2008		December 31, 2007
Eligible Collateral for All Borrowers:
(dollars in millions)	Amount	Percent	Amount	Percent

One-to-four single family residential mortgages	$90,715.2	46.2%	$98,958.2	46.2%
High quality investment securities(1)	47,849.9	24.4%	60,166.8	28.1%
Other real-estate related collateral/community financial institution eligible collateral	51,579.5	26.3%	50,310.2	23.5%
Multi-family residential mortgages	6,070.9	3.1%	4,675.4	2.2%

Total	$196,215.5	100.0%	$214,110.6	100.0%

	September 30, 2008		December 31, 2007
Eligible Collateral for Ten Largest Borrowers:
(dollars in millions)	Amount	Percent	Amount	Percent

One-to-four single family residential mortgages	$60,283.3	48.8%	$63,592.8	48.6%
High quality investment securities(1)	34,215.4	27.7%	39,675.8	30.3%
Other real-estate related collateral/community financial institution eligible collateral	25,136.4	20.4%	24,499.7	18.7%
Multi-family residential mortgages	3,845.4	3.1%	3,209.9	2.4%

Total	$123,480.5	100.0%	$130,978.2	100.0%

Note:

(1)	“High quality investment securities” are defined as U.S. Treasury and U.S. agency securities, GSE mortgage-backed securities, and private label mortgage-backed securities with a credit rating of AAA. These securities are valued daily and are subject to weekly ratings reviews. In certain cases, the Bank will require delivery of these securities.

The Bank’s collateral weightings are at the core of the Bank’s secured lending program, protecting the Bank from market, credit, liquidation and economic risk, should the collateral ever need to be liquidated. As previously discussed in the “Loan Products” disclosure in Management’s Discussion and Analysis in the Bank’s periodic report filed on Form 10-Q for June 30, 2008, changes to the Bank’s Member Products Policy were implemented in May 2008 that included applying more conservative collateral weightings for both MBS and 1-4 residential mortgage collateral. These changes were necessary due to the disruptions in the real estate and mortgage markets that have affected valuations of mortgages and mortgage pools. The lower collateral weightings resulted in lower total eligible collateral from December 31, 2007 to September 30, 2008, as presented in the tables above.

The following table provides information regarding Total Credit Products (TCP) extended to member and nonmember borrowers with either a blanket or specific collateral pledge agreement, in listing or possession status as of September 30, 2008 and December 31, 2007, along with corresponding eligible collateral values.

	September 30, 2008			December 31, 2007
	Number of		Collateral	Number of		Collateral
(dollars in millions)	Borrowers	TCP	Held	Borrowers	TCP	Held

Listing or possession-specific	7	$3,711.6	$5,620.4	9	$36.6	$53.2
Possession-blanket	36	721.0	930.8	29	702.4	866.4

There was a significant increase in listing-specific pledge-collateral loans outstanding and eligible collateral value held from December 31, 2007 to September 30, 2008. This increase was driven by a new specific pledge agreement with one large member. As part of the agreement, the member is required to maintain an adequate pool of listing-specific collateral against which it may borrow. At September 30, 2008, TCP outstanding and total eligible collateral value held related to this member were $3.6 billion and $5.4 billion, respectively.

Loan Concentration Risk.  The Bank’s loan portfolio is concentrated in commercial banks and thrift institutions. At September 30, 2008, the Bank had a concentration of loans to its ten largest borrowers totaling $54.4 billion, or 76.0% of total loans outstanding. Average par balances to these borrowers for the nine months ended September 30, 2008 were $52.8 billion, or 77.2% of total average loans outstanding. During the third quarter of 2008, the maximum outstanding balance to any one borrower was $19.0 billion. On a borrower-by-borrower basis, the loans made by the Bank to these borrowers are secured by collateral with an eligible collateral value in excess of the book value of the loans. Therefore, the Bank does not presently expect to incur any losses on these loans. Because of the Bank’s loan concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

As of September 30, 2008, three members held loans with outstanding balances of at least $5 billion. These loans represented 54.1% of loans outstanding for the Bank and were 119.2% collateralized. The majority of collateral securing these loans was comprised of residential first mortgages of 42.7%, high quality investment securities of 8.3%, multi-family first mortgages of 7.6%, and other real estate-related of 41.4%.

Investments.  The Bank is also subject to credit risk on investments consisting primarily of money market investments and investment securities. The Bank places money market investments on an unsecured basis with large, high-quality financial institutions with long-term credit ratings no lower than A for terms up to 90 days and with long-term credit ratings no lower than BBB for terms up to 30 days. Management actively monitors the credit quality of these money market investment counterparties, including review of public ratings, stock market valuations and other financial-related news.

The Bank’s credit exposure to investment securities issued by entities other than the U.S. Government, Federal agencies or other GSEs and interest-earning deposits was $9.6 billion as of September 30, 2008. This is a $1.8 billion decrease from the $11.4 billion credit exposure to such counterparties at December 31, 2007. Approximately 82.2% of MBS were issued by private label issuers, discussed in more detail below.

As previously discussed, the amount the Bank has historically been permitted to invest in MBS has been limited by regulation to be 300 percent of regulatory capital. In March 2008, a temporary increase in this limit was authorized, up to 600 percent, for the purchase of GSE and Federal agency MBS for a period of two years, subject to Board approval and filing of required documentation. The Bank evaluated this increase but has decided, at this time, not to seek regulatory approval to increase MBS purchases under these guidelines.

External Credit Ratings.  The following tables present the Bank’s investment credit exposure, including accrued interest, as of September 30, 2008 and December 31, 2007 based on the lowest NRSRO external credit ratings.

(in millions)			September 30, 2008(1)(2)
External Credit Ratings	AAA	AA	A	BBB	BB	B	Total

Money market investments:
Federal funds sold and loans to other FHLBanks	$-	$2,745.1	$1,740.0	$-	$-	$-	$4,485.1

Investment securities:
Commercial paper	-	-	-	-	-	-	-
Certificates of deposit	-	1,106.6	1,508.0	-	-	-	2,614.6
Government-sponsored enterprises	714.4	-	-	-	-	-	714.4
State or local agency obligations	16.9	343.0	128.2	-	-	-	488.1
MBS issued by Federal agencies	46.1	-	-	-	-	-	46.1
MBS issued by government-sponsored enterprises:
Fannie Mae	442.3	-	-	-	-		442.3
Freddie Mac	1,473.9	-	-	-	-	-	1,473.9
MBS issued by private label issuers	8,390.6	244.4	276.0	128.6	69.4	-	9,109.0

Total investments	$11,084.2	$4,439.1	$3,652.2	$128.6	$69.4	$-	$19,373.5

(in millions)			December 31, 2007(1)(2)
External Credit Ratings	AAA	AA	A	BBB	BB	B	Total

Money market investments:
Federal funds sold and loans to other FHLBanks	$500.0	$2,675.2	$2,050.2	$-	$-	$-	5,225.4

Investment securities:
Commercial paper	-	-	83.5	-	-	-	83.5
Certificates of deposit	-	2,688.2	2,926.1	101.1	-	-	5,715.4
Government-sponsored enterprises	929.0	-	-	-	-	-	929.0
State or local agency obligations	387.6	318.6	-	-	-	-	706.2
MBS issued by Federal agencies	55.2	-	-	-	-	-	55.2
MBS issued by government-sponsored enterprises:
Fannie Mae	508.9	-	-	-	-	-	508.9
Freddie Mac	1,470.5	-	-	-	-	-	1,470.5
MBS issued by private label issuers	10,593.1	2.5	-	-	-	-	10,595.6

Total investments	$14,444.3	$5,684.5	$5,059.8	$101.1	$-	$-	$25,289.7

Note:

(1)	Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to September 30, 2008, are described in detail below. Private label MBS rated AA as of September 30, 2008 and December 31, 2007, include restricted certificates pertaining to the Shared Funding Program with an amortized cost of $2.4 million and $2.5 million at September 30, 2008 and December 31, 2007, respectively.
(2)	Various deposits not held as investments as well as mutual fund equity investments held by the Bank through a Rabbi trust to offset deferred compensation arrangements which are not generally assigned a credit rating are excluded from the tables above.

Maturities and payments on the existing investment portfolio during the first nine months of 2008 resulted in the $5.9 billion decline in the total portfolio. In addition to this net decrease in total investments, as of September 30, 2008, there were also NRSRO actions resulting in $844.1 million of downgrades of at least one credit rating level since December 31, 2007.

One state and local agency obligation, with an unpaid balance of $128.2 million, was downgraded from AAA to A.

Within the private label MBS portfolio, a total of fourteen securities were downgraded since December 31, 2007. Seven MBS, four backed by HELOC loans and three backed by Alt-A loans with a total unpaid balance of $241.9 million, were downgraded from AAA to AA. In addition, four MBS, two backed by HELOC loans and two backed by Alt-A loans with a total unpaid balance of $276.0 million, were downgraded from AAA to A and one MBS, backed by Alt-A loans with an unpaid balance of $128.6 million, was downgraded from AAA to BBB. Lastly, two MBS, one backed by prime mortgage loans and one backed by HELOC loans with a total unpaid balance of $69.4 million, were downgraded from AAA to BB.

As of October 31, 2008, there were three additional NRSRO ratings actions taken with respect to the Bank’s portfolio. One MBS, backed by Alt-A loans with an unpaid balance of $42.8 million at September 30, 2008, was downgraded from AAA to A. One MBS, backed by Alt-A loans with an unpaid balance of $45.3 million at September 30, 2008, was downgraded from AA to BBB. In addition, one MBS, backed by Alt-A loans with an unpaid balance of $62.9 million at September 30, 2008, was downgraded from A to BB.

Internal Credit Ratings. The following tables present the Bank’s investment credit exposure, including accrued interest, as of September 30, 2008 and December 31, 2007 based on the Bank’s internal credit rating system as opposed to the external credit ratings presented above. In determining the internal credit rating, the Bank measures credit exposure through a process which includes internal credit review and various external factors, including placement on negative watch. This analysis results in an internal credit rating which is translated into a generic NRSRO rating for presentation in the table below. In all cases, the Bank’s assigned internal credit rating will never be higher than the lowest NRSRO rating. Negative credit watch incorporated into the credit rating analysis of an investment, which typically translates into a downgrade of one credit rating level.

(in millions)	September 30, 2008(1)(2)
Internal Credit Ratings	AAA	AA	A	BBB	BB	B	Total
Money market investments:
Federal funds sold and loans to other FHLBanks	$-	$2,745.1	$1,600.0	$140.0	$-	$-	$4,485.1

Investment securities:
Commercial paper	-	-	-	-	-	-	-
Certificates of deposit	-	603.5	2,011.1	-	-	-	2,614.6
Government-sponsored enterprises	714.4	-	-	-	-	-	714.4
State or local agency obligations	16.9	343.0	-	128.2	-	-	488.1
MBS issued by Federal agencies	46.1	-	-	-	-	-	46.1
MBS issued by government-sponsored enterprises:
Fannie Mae	442.3	-	-	-	-	-	442.3
Freddie Mac	1,473.9	-	-	-	-	-	1,473.9
MBS issued by private label issuers	7,274.1	1,196.7	227.1	213.1	195.8	2.2	9,109.0

Total investments	$9,967.7	$4,888.3	$3,838.2	$481.3	$195.8	$2.2	$19,373.5

(in millions)	December 31, 2007(1)(2)
Internal Credit Ratings	AAA	AA	A	BBB	BB	B	Total
Money market investments:
Federal funds sold and loans to other FHLBanks	$500.0	$1,975.2	$2,650.2	$100.0	$-	$-	$5,225.4

Investment securities:
Commercial paper	-	-	83.5	-	-	-	83.5
Certificates of deposit	-	2,688.2	2,926.1	101.1	-	-	5,715.4
Government-sponsored enterprises	929.0	-	-	-	-	-	929.0
State or local agency obligations	261.1	445.1	-	-	-	-	706.2
MBS issued by Federal agencies	55.2	-	-	-	-	-	55.2
MBS issued by government-sponsored enterprises:
Fannie Mae	508.9	-	-	-	-	-	508.9
Freddie Mac	1,470.5	-	-	-	-	-	1,470.5
MBS issued by private label issuers	10,583.6	12.0	-	-	-	-	10,595.6

Total investments	$14,308.3	$5,120.5	$5,659.8	$201.1	$-	$-	$25,289.7

Note:

(1)	Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to September 30, 2008, are described in detail below. Private label MBS rated AA as of September 30, 2008 and December 31, 2007, include restricted certificates pertaining to the Shared Funding Program with an amortized cost of $2.4 million and $2.5 million at September 30, 2008 and December 31, 2007, respectively.
(2)	Various deposits not held as investments as well as mutual fund equity investments held by the Bank through a Rabbi trust to offset deferred compensation arrangements which are not generally assigned a credit rating are excluded from the tables above.

In addition to the $844.1 million of downgrades of one or more credit rating level detailed under the external credit rating table above, as well as the maturities activity in the portfolio as normal course of business, the presentation of the investment portfolio by internal credit rating was impacted by NRSRO actions taken to place securities on negative watch. As of September 30, 2008, $1.1 billion of MBS all rated AAA, accounting for eighteen securities, were placed on negative watch by one or more NRSROs since December 31, 2007. Seven securities were MBS backed by prime loans with a total unpaid balance of $392.1 million. Nine were MBS backed by Alt-A loans with a total unpaid balance of $695.6 million. The remaining two included one MBS backed by subprime loans with an unpaid balance of $3.7 million and one MBS backed by HELOC loans with an unpaid balance of $25.2 million. In addition, six MBS rated AA, two backed by Alt-A loans and four backed by HELOC loans with a total unpaid balance of $164.2 million, were placed on negative watch by one or more NRSROs since December 31, 2007.

Three MBS rated A, one backed by Alt-A loans and two backed by HELOC loans with a total unpaid balance of $213.1 million, were placed on negative watch by at least one NRSRO since December 31, 2007.

One BBB-rated MBS, backed by Alt-A loans with an unpaid balance of $128.6 million, was placed on negative watch by at least one NRSRO since December 31, 2007.

One BB-Rated MBS, backed by HELOC loans with an unpaid balance of $2.2 million, was placed on negative watch since December 31, 2007.

As of October 31, 2008, in addition to the downgrades discussed under the external credit reporting table, six securities, all rated AAA at September 30, 2008, were placed on negative watch by at least one NRSRO. Of these six, four securities were MBS backed by prime loans with a total unpaid balance of $320.4 million and two were MBS backed by Alt-A loans with an unpaid balance of $57.8 million.

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

	September 30,	December 31,
(dollars in millions)	2008	2007
Prime fixed- and adjustable-rate securities	$6,218.0	$7,523.9
Alt-A fixed- and adjustable-rate securities	2,639.0	2,777.3
Home equity line of credit (HELOC) securities	64.5	85.3
Subprime securities	20.0	22.2
Other securities (including securities under federal insurance or guarantee programs)	167.5	186.9

Total private label MBS	$9,109.0	$10,595.6

Number of MBS private label investments	173	179
Average balance per security	$52.7	$59.2

Participants in the mortgage market often characterize single-family loans based upon their overall credit quality at the time of origination, generally considering them to be prime, Alt-A or subprime. There is no universally accepted definition of these segments. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Further, many mortgage participants classify single-family loans with credit characteristics that range between prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with lower or no documentation versus a full documentation mortgage loan. Industry participants often use this classification principally to describe loans for which the underwriting guidelines have been streamlined in order to reduce the documentation requirements of the borrower or allow alternative documentation.

The following table presents additional information regarding the underlying mortgage loan collateral for the Bank’s private label MBS portfolio in the prime, subprime, Alt-A and other securities categories as well as those securities specifically backed by HELOCs as of September 30, 2008.

(dollars in millions, includes accured	September 30, 2008
interest)
	Prime	Alt-A	Subprime	HELOC	Other
Year of Securitization (Vintage)	Securities	Securities	Securities	Securities	Securities
2002	$20.6	$13.6	$7.3	$-	$32.0
2003	918.5	251.6	12.7	-	84.7
2004	1,431.9	456.6	-	33.4	19.9
2005	1,126.5	457.1	-	5.9	30.9
2006	986.5	999.3	-	25.2	-
2007	1,734.0	460.8	-	-	-
2008	-	-	-	-	-

Total	$6,218.0	$2,639.0	$20.0	$64.5	$167.5

Weighted average original FICO ® scores	743	724	615	722	685
Weighted average original LTV ratio	65%	67%	74%	85%	58%
Weighted average interest-only composition	58%	50%	-	n/a	n/a
Weighted average investment property composition	2%	8%	6%	n/a	16%
Weighted average delinquency rate	0.3%	1.5%	5.2%	4.2%	5.1%
Weighted average subordination rate	5.2%	7.5%	59.2%	(1)	19.6%

n/a – information is not available
Note:

(1)	The portion of the private label MBS portfolio backed by HELOC securities includes eight securities. None of the eight deals have a subordinated tranche. Instead, they rely mainly on bond insurance for credit enhancement. In addition, all deals have over-collateralization protection. The weighted over-collateralization rate of the eight deals was 5.3%.

The following tables present total amortized cost, including accrued interest, and unrealized losses by vintage and external credit rating, grouped by categories of underlying collateral, for the private label MBS portfolio as of September 30, 2008 (dollars in millions).

						Sub Rate
Prime	AAA	AA	A	BBB	BB	%
2002	$(2.1)	$-	$-	$-	$-	4.8
2003	(101.3)	(0.3)	-	-	-	5.3
2004	(144.3)	-	-	-	-	7.6
2005	(156.9)	-	-	-	-	5.1
2006	(133.2)	-	-	-	-	4.6
2007	(213.8)	-	-	-	(6.0)	3.9
2008	-	-	-	-	-	-

Total unrealized losses – Prime	$(751.6)	$(0.3)	$-	$-	$(6.0)	5.3
Total portfolio balance – Prime	$6,148.5	$2.4	$-	$-	$67.1

						Sub Rate
Alt-A	AAA	AA	A	BBB	BB	%
2002	$(2.2)	$-	$-	$-	$-	24.4
2003	(33.4)	-	-	-	-	12.4
2004	(91.3)	-	-	-	-	8.9
2005	(78.1)	-	-	-	-	6.9
2006	(135.0)	(43.7)	(17.6)	(38.4)	-	7.1
2007	(34.1)	(19.7)	(71.0)	-	-	7.0
2008	-	-	-	-	-	-

Total unrealized losses – Alt-A	$(374.1)	$(63.4)	$(88.6)	$(38.4)	$-	8.0
Total portfolio balance – Alt-A	$2,029.4	$223.5	$257.5	$128.6	$-

						Sub Rate
Subprime	AAA	AA	A	BBB	BB	%
2002	$(1.8)	$-	$-	$-	$-	23.4
2003	(1.9)	-	-	-	-	79.7
2004	-	-	-	-	-	-
2005	-	-	-	-	-	-
2006	-	-	-	-	-	-
2007	-	-	-	-	-	-
2008	-	-	-	-	-	-

Total unrealized losses – Subprime	$(3.7)	$-	$-	$-	$-	59.2
Total portfolio balance – Subprime	$20.0	$-	$-	$-	$-

						Sub Rate
HELOC	AAA	AA	A	BBB	BB	%
2002	$-	$-	$-	$-	$-	-
2003	-	-	-	-	-	-
2004	-	(7.3)	(9.4)	-	(2.3)	6.6
2005	-	(1.9)	-	-	-	10.5
2006	(4.6)	-	-	-	-	2.5
2007	-	-	-	-	-	-
2008	-	-	-	-	-	-

Total unrealized losses – HELOC	$(4.6)	$(9.2)	$(9.4)	$-	$(2.3)	5.3
Total portfolio balance – HELOC	$25.2	$18.5	$18.6	$-	$2.2

						Sub Rate
Other	AAA	AA	A	BBB	BB	%
2002	$(3.3)	$-	$-	$-	$-	18.3
2003	(12.5)	-	-	-	-	29.5
2004	(2.6)	-	-	-	-	4.3
2005	(4.1)	-	-	-	-	3.6
2006	-	-	-	-	-	-
2007	-	-	-	-	-	-
2008	-	-	-	-	-	-

Total unrealized losses – Other	$(22.5)	$-	$-	$-	$-	19.6
Total portfolio balance – Other	$167.5	$-	$-	$-	$-

Note: Specific investments insured by bond insurers are discussed below.

In 2007 and 2008, delinquency and foreclosure rates for prime, subprime and Alt-A mortgages as well as loans backed by HELOCs increased significantly nationwide, a trend that has continued through the date of this report and may continue through the remainder of 2008. Moreover, home prices have continued to decline, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers. Uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of securities backed by prime, subprime and Alt-A mortgages as well as loans backed by HELOCs, and has elevated the potential for other-than-temporary impairment on some of these securities.

Prices of many of the Bank’s private label MBS dropped dramatically and were very volatile during the nine months ended September 30, 2008, as delinquencies and foreclosures affecting the loans underlying these securities continued to worsen and as credit markets became highly illiquid during 2008.

As more fully described in Notes 4 and 5 to the unaudited interim financial statements, the Bank performs base case cash flow testing to determine if other-than-temporary impairment has occurred in its investment portfolio. To perform base case cash flow tests, the Bank utilizes a third party modeling tool incorporating the following assumptions which can be modified if actual performance dictates a change: (1) Standard and Poor’s (S&P) default curve based on collateral type, adjusted for seasoning and actual three-month Constant Default Rate (CDR); (2) S&P flat recovery rate based on collateral type; and (3) prepayment speeds generated by the Bank’s prepayment model. Securities that have monoline insurance by an investment-grade guarantor, are not cash flow stress tested, as the Bank believes the guarantor will pay principal and interest if required. The Bank performed base case cash flow tests on twenty-five securities, two of which are classified as available-for-sale. The result of the base case cash flow test was that one security, classified as held-to-maturity, projected a potential insignificant loss in approximately nine years. The potential insignificant loss is approximately 0.4% of the security’s amortized cost of $40.6 million as of September 30, 2008. The security has an unrealized loss of approximately $10.3 million as of September 30, 2008. The Bank evaluated all facts and circumstances of its securities including the securities’ performance structure, and base case cash flow tests (including the assumptions utilized). As a result of its evaluation, Bank management does not believe it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the individual securities. Therefore, the Bank does not consider any held-to-maturity investments to be other-than-temporarily impaired at September 30, 2008.

In addition to the other-than-temporary base case impairment testing, the Bank also performs stress tests of key variable assumptions to assess potential exposure of the Bank’s private label MBS to changes in assumptions.

The cash flow stress tests performed are referred to by the Bank as pipeline CDR stress, stress up, stress down, and CDR break-even stress test.

The Bank’s pipeline CDR cash flow stress test utilizes a formula derived from S&P-published literature to estimate CDR based on the security’s delinquency pools. This cash flow stress test identifies securities that could potentially incur losses based on an increasing delinquency pipeline that have not currently been realized as actual defaults.

The stress up and stress down tests are similar. Both cash flow stress tests involve simultaneously making the assumptions more severe. Both of these cash flow stress tests increase the CDR 50% and decrease the recovery rate 10%. The prepayment speed assumptions vary between the two scenarios. In one cash flow stress test scenario, the prepayment speed is increased by 10%, while in the other scenario, prepayments are slowed by 10%. Both scenarios are run because, based on the structure of the security, it can be sensitive in either case.

The Bank also calculates a CDR break-even cash flow stress test if the security does not pass all other cash flow stress test scenarios. The purpose of this stress test is to determine the CDR at which a loss is first incurred on a security. All other variables are held constant in the base case. The result identifies how sensitive the security is to changes in its CDR.

The results of all cash flow stress testing indicated that fifteen of the twenty-five securities indicated no loss in any cash flow stress test. The remaining ten securities indicated a potential loss in one or more of the cash flow stress test scenarios. The ten securities that indicated a potential loss in a cash flow stress test had an amortized cost of $641.7 million and an unrealized loss of $168.9 million as of September 30, 2008.

Of the ten securities that indicated a potential loss in a cash flow stress test, seven indicated a potential loss in the pipeline CDR cash flow stress test. If the delinquency pipeline begins to be realized as actual defaults, in the future the Bank may conclude that these securities’ impairment is other-than-temporary. These seven securities had an amortized cost of $383.9 million and an unrealized loss of $106.9 million as of September 30, 2008. The weighted average of the projected cash flow shortfall on these securities is 2.3% of the amortized cost. The remaining three securities did not indicate a potential loss in the pipeline CDR cash flow stress test, but did indicate a potential loss in either a cash flow stress test up or stress test down or both, as discussed above. If factors such as CDR, recovery rate and/or prepayment speeds deteriorate in the future, the Bank may conclude that these securities’ impairment is other-than-temporary. At September 30, 2008, these three securities have an amortized cost of $257.8 million and an unrealized loss of $62.0 million.

If it is determined that an impairment is other-than-temporary, an impairment loss would be recognized in earnings equal to the entire difference between the investment’s then-current carrying amount and its fair value. The fair value of the investment would become the new cost basis of the investment. In periods subsequent to the recognition of an other-than-temporary impairment loss, the Bank would account for the other-than-temporarily impaired investment security as if the security had been purchased on the measurement date of the other-than-temporary impairment. A portion of the discount on the security, based on the new cost basis, may be accreted over the security’s remaining life in a prospective manner. The amount of the discount to be accreted each reporting period will be based on the amount and timing of future estimated cash flows.

Bond Insurers.  The Bank’s investment securities portfolio includes a limited number of investments which are insured by four bond insurers/guarantors. The bond insurance on these investments generally guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The Bank closely monitors the financial condition of these bond insurers.

The insured investments represent ten securities, including eight securities backed by HELOC mortgage loans and one backed by subprime loans, as well as one state and local agency obligation. The credit rating of each of the MBS is closely related to the credit rating of the applicable bond insurer and most of these securities carry limited or no subordination. The Bank analyzes the creditworthiness of the bond insurer and typically assigns the bond insurer’s rating to the individual security. The state and local agency obligation insured by MBIA Insurance Corporation (MBIA) is a long-term obligation which had an original stand-alone BBB underlying rating. The MBS insured by Financial Guaranty Insurance Co. (FGIC) is backed by HELOC mortgage loans and had an original stand-alone BB underlying rating. The following table presents the Bank’s insured investments by insurer as of September 30, 2008.

Investments Insured by Bond Insurers

	Lowest Insurer Rating		State or Local
(dollars in millions)	(Fitch/Moody’s/S&P)	MBS	Agency Obligations
AMBAC Assurance Corporation (AMBAC)	Aa3	$18.5	$-
Financial Security Assurance Inc. (FSA)	AAA	25.4	-
MBIA Insurance Corporation (MBIA)	A2	18.6	128.2
Financial Guaranty Insurance Co. (FGIC)	CCC	2.2	-

Total		$64.7	$128.2

As of October 31, 2008, Financial Security Assurance Inc. (FSA) was placed on negative watch by all three NRSROs.

Mortgage Loans.  The Bank offers a mortgage loan purchase program as a service to members. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program. Under this Program, the Bank acquires mortgage loans from participating members in a shared credit risk structure, including the necessary credit enhancement. These assets carry credit enhancements, which give them the approximate equivalent of an AA credit rating, although the credit enhancement is not actually rated. The Bank had net mortgage loan balances of $6.1 billion and $6.2 billion as of September 30, 2008 and December 31, 2007, respectively, after allowance for credit losses of $3.6 million and $1.1 million, respectively. The increase in the allowance for credit losses on the

MPF portfolio was driven by several factors, including the following: updated probability of default and loss given default assumptions; an increase in MPF Original loans due in part to purchases of new loans under the Bank’s June 30, 2008 agreement with the FHLBank of Chicago; and credit deterioration in the portfolio.

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

The following tables present mortgage insurance provider credit exposure and concentrations, detailed by insurer with coverage greater than ten percent of total credit exposure, as of September 30, 2008 and December 31, 2007.

	September 30, 2008
	Lowest
	Insurer Rating	Primary	Supplemental	Total
	(Fitch/Moody’s/	Mortgage	Mortgage	Credit	Percent
(dollars in millions)	S&P)	Insurance	Insurance	Exposure	of Total
Genworth Mortgage Insurance Corp.	AA-	$7.3	$53.2	$60.5	35.5
Mortgage Guaranty Insurance Corp. (MGIC)	A	26.6	5.5	32.1	18.8
Republic Mortgage Insurance Company	A+	20.6	5.1	25.7	15.1
PMI Mortgage Insurance Co.	A-	18.5	5.9	24.4	14.3
Other insurance providers	n/a	27.3	0.4	27.7	16.3

Total		$100.3	$70.1	$170.4	100.0

	December 31, 2007
	Lowest
	Insurer Rating	Primary	Supplemental	Total
	(Fitch/Moody’s/	Mortgage	Mortgage	Credit	Percent
(dollars in millions)	S&P)	Insurance	Insurance	Exposure	of Total
Mortgage Guaranty Insurance Corp. (MGIC)	AA-	$24.3	$77.4	$101.7	41.7
Genworth Mortgage Insurance Corp.	AA	5.5	53.2	58.7	24.1
Republic Mortgage Insurance Company	Aa3	22.2	5.1	27.3	11.2
PMI Mortgage Insurance Co.	AA	21.0	5.9	26.9	11.1
Other insurance providers	n/a	28.6	.4	29.0	11.9

Total		$101.6	$142.0	$243.6	100.0

The Bank’s supplemental mortgage insurance exposure to MGIC decreased effective August 31, 2008 as a result of a scheduled reset to an existing SMI policy. SMI resets occur on the fifth anniversary of the closure of the Master Commitment and annually thereafter. Coverage amounts, stop loss coverage and/or premiums are adjusted based on the current balances and credit characteristics of existing loans.

As of July 31, 2008, many of the Bank’s mortgage insurance providers had their external ratings downgraded by one or more NRSROs for claims paying ability or insurer financial strength. Since that time, there have been no additional downgrades that have affected the Bank. Rating downgrades imply an increased risk that these mortgage insurers will fail to fulfill their obligations to reimburse the Bank for claims under insurance policies. If a mortgage insurer fails to fulfill its obligations, the Bank may bear the full loss of the borrower default on the related mortgage loans.

On July 10, 2008, Moody’s downgraded MGIC and PMI Mortgage Insurance Co. (PMI Mortgage) to A. As a result of these ratings actions, these insurers are no longer considered qualified SMI providers for the MPF Program. On July 21, 2008, under the provisions of the Program, the Bank notified the affected PFIs that they will be required to take one of the following actions within six months: 1) obtain replacement SMI coverage with a different provider; or 2) provide their own undertaking equivalent to SMI coverage, including assumption of credit enhancement and adequate collateralization of the credit enhancement obligation. In the event the PFIs do not take one of these actions, the Bank will withhold the PFIs performance-based credit enhancement fees.

The Bank also monitors the overall rating equivalents of mortgage loan pools covered by SMI policies. Currently, the Bank has a limited number of master commitments related to the MPF Plus program which are covered by SMI policies from two different insurers, MGIC and PMI Mortgage. Due to the seasoning of these pools and the performance of the underlying loans, the Bank is not currently expected to substantially rely on these SMI policies. As a result, the Bank does not expect that the SMI credit rating downgrades will have a material impact on the Bank’s financial condition or results of operations.

As of October 31, 2008, additional ratings actions were taken on several of the Bank’s mortgage insurance providers by one or more NRSROs. Genworth Mortgage Insurance Corp. was downgraded to A+ with a negative outlook by at least one NRSRO. MGIC was downgraded to A- with a negative outlook by at least one NRSRO. PMI Mortgage was downgraded to BBB+ with a negative outlook by at least one NRSRO. Republic Mortgage Insurance Co. was placed on negative watch by one NRSRO. Other insurers with coverage less than ten percent of total credit exposure also experienced downgrades.

BOB Loans.  The Bank has offered the BOB loan program to members since 2000, which is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development. Repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. At September 30, 2008 and December 31, 2007, the balance of net BOB loans was $11.2 million and $12.8 million, respectively, after allowance for credit losses of $9.1 million and $6.8 million, respectively. The increase in allowance for credit losses on the BOB portfolio was driven by an increase in volume of BOB loans as well as higher probability of default assumptions due to overall declining economic conditions.

Derivative Counterparties.  The Bank is subject to credit risk arising from the potential non-performance by derivative counterparties with respect to the agreements entered into with the Bank, as well as certain operational risks relating to the management of the derivative portfolio. The Bank manages credit risk following the policies established by the Board regarding unsecured extensions of credit. Counterparties are only highly-rated derivatives dealers and major banks that meet the Bank’s eligibility criteria. The Bank manages derivative counterparty credit risk through the combined use of credit analysis, collateral management and other risk mitigation techniques.

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

Lehman, and its subsidiary LBSF, were the Bank’s largest derivative counterparty. As a result of the bankruptcy filing by Lehman, the Bank terminated 595 derivative trades. A portion of these were replaced. See detailed discussion in “Current Financial and Mortgage Market Events and Trends” in Management’s Discussion and Analysis in this report filed on Form 10-Q.

At September 30, 2008, the three largest counterparties, all of whom were rated AA, collectively represented approximately 90.1% of the Bank’s total net credit exposure. At December 31, 2007, the three largest counterparties, all of whom were rated AA, represented 63.5% of the total net credit exposure. Total net credit exposure to derivative counterparties, which represents derivative assets net of cash collateral, was $18.5 million and $47.7 million at September 30, 2008 and December 31, 2007, respectively.

Liquidity and Funding Risk

The Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand and membership composition. The Bank’s liquidity resources are designed to support these financial strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank’s assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with certain Finance Agency regulations and with policies established by management and the Board of Directors. Additionally, the Finance Agency and the Bank’s liquidity and funds management policy currently require the Bank to hold contingency liquidity sufficient to meet the Bank’s estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Finance Agency has proposed increasing the requirement to as long as 15 days; however, that proposal is not final.

Consolidated obligation bonds and discount notes, along with member deposits, represent the primary funding sources used by the Bank to support its asset base. The Bank relies on the ability of the OF to issue this funding on an ongoing basis to meet its liquidity needs. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa/P-1 by Moody’s Investor Service, Inc. and AAA/A-1+ by S&P. These ratings measure the likelihood of timely payment of principal and interest. At September 30, 2008, the Bank’s bonds and discount notes totaled $63.5 billion and $26.4 billion, respectively, compared to $58.6 billion and $34.7 billion at December 31, 2007.

As noted in the “Legislative and Regulatory Actions” and “Current Financial and Mortgage Market Events and Trends” discussions, the Housing Act provides temporary authority for the U.S. Treasury to provide liquidity to the FHLBanks in any amount, as deemed appropriate, in part through the establishment of the GSECF. In connection with the GSECF, the Bank entered into a Lending Agreement with the U.S. Treasury. Any extensions of credit under this agreement would be a consolidated obligation and would be the joint and several obligation of all twelve FHLBanks. The Bank has not drawn on this source of liquidity and has no immediate plans to do so. This authorization expires December 31, 2009.

The Bank also offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at September 30, 2008 were $3.1 billion, compared to $2.3 billion at December 31, 2007.

As previously noted, the Bank experienced a significant increase in loans to members beginning in the second half of 2007; this growth peaked in April 2008 then decreased during the second quarter of 2008. The portfolio did experience moderate growth during third quarter 2008, but has declined slightly during October. Historically, the Bank has been able to provide liquidity to members as needed, through the OF’s issuance of both short-term and long-term debt. Over the past few months, the Bank’s funding has been primarily through short-term discount notes, as the credit markets spread on long-term debt has been significantly outside the historical range. Additionally, the decline in investor confidence reduced dealer and investor sponsorship for long-term debt issued by the FHLBank System, which increased funding costs and reduced availability. Currently, the Bank continues to issue discount notes sufficient to meet member demand.

The Bank’s investments also represent a source of liquidity. Total investments available for liquidating purposes include trading securities, available-for-sale securities, interest-earning deposits, Federal funds sold and certificates of deposit. These amounts were $7.1 billion at September 30, 2008, compared to $10.5 billion at December 31, 2007.

In addition to being liable for its portion of consolidated obligations, i.e., those issued on its behalf, the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. Additionally, the Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation or take other regulatory actions affecting the Bank, even in the absence of default by the primary obligor. The Bank’s total par consolidated obligation bonds and discount notes represented 6.9% and 8.1% of total FHLBank System consolidated obligations as of September 30, 2008 and December 31, 2007, respectively. For the FHLBank System, total par value of consolidated obligations were $1.3 trillion and $1.2 trillion at September 30, 2008 and December 31, 2007, respectively. Additional details regarding joint and several liability are discussed in Item 1A. Risk Factors in the Bank’s 2007 Annual Report filed on Form 10-K under the risk factor titled “The Bank is jointly and severally liable for the consolidated obligations of other FHLBanks.”

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

Item 1:	Financial Statements (unaudited) Financial Statements for the Three and Nine Months Ended September 30, 2008 and 2007
                    Federal Home Loan Bank of Pittsburgh
                     Statement of Operations (unaudited)

	For the three months		For the nine months
	ended September 30,		ended September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007
Interest income:
Loans to members	$469,725	$795,948	$1,679,914	$2,043,718
Prepayment fees on loans to members, net	72	56	2,193	1,280
Interest-earning deposits	1,950	67	8,091	199
Federal funds sold	19,921	50,625	73,027	148,597
Available-for-sale securities	284	701	1,027	2,246
Held-to-maturity securities	187,744	214,946	628,159	626,997
Mortgage loans held for portfolio	78,394	83,260	235,644	256,715
Loans to other FHLBanks	-	-	14	-

Total interest income	758,090	1,145,603	2,628,069	3,079,752

Interest expense:
Consolidated obligation discount notes	138,040	337,207	590,429	766,593
Consolidated obligation bonds	537,624	692,317	1,751,343	1,986,743
Deposits	8,135	19,947	33,482	59,043
Mandatorily redeemable capital stock (Note 10)	34	83	120	333
Other borrowings	167	24	223	1,464

Total interest expense	684,000	1,049,578	2,375,597	2,814,176

Net interest income before provision (benefit) for credit losses	74,090	96,025	252,472	265,576
Provision (benefit) for credit losses	2,083	(707)	5,558	1,139

Net interest income after provision (benefit) for credit losses	72,007	96,732	246,914	264,437
Other income:
Services fees	665	1,113	2,596	3,068
Net loss on trading securities (Note 3)	(409)	-	(734)	-
Net gains on derivatives and hedging activities (Note 8)	71,432	3,758	75,087	7,035
Other, net	1,789	91	3,061	1,253

Total other income	73,477	4,962	80,010	11,356
Other expense:
Operating	12,411	13,072	40,570	40,527
Finance Agency	756	659	2,270	1,978
Office of Finance	452	567	1,840	1,671

Total other expense	13,619	14,298	44,680	44,176

Income before assessments	131,865	87,396	282,244	231,617
Affordable Housing Program	10,768	7,143	23,053	18,942
REFCORP	24,219	16,051	51,838	42,535

Total assessments	34,987	23,194	74,891	61,477

Net income	$96,878	$64,202	$207,353	$170,140

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	39,802	35,860	40,512	32,561

Basic and diluted earnings per share	$2.43	$1.79	$5.12	$5.23

Dividends per share	$0.89	$1.28	$3.00	$4.33

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	September 30,	December 31,
(in thousands, except par value)	2008	2007
ASSETS
Cash and due from banks	$111,170	$67,388
Interest-earning deposits	9,599	4,389
Federal funds sold	4,485,000	4,725,000
Investment securities:
Trading securities (Note 3)	6,555	7,592
Available-for-sale securities, at fair value; amortized cost of $39,050 and $44,291, respectively (Note 4)	26,384	42,370
Held-to-maturity securities, at amortized cost; fair value of $13,376,596 and $19,640,770, respectively (Note 5)	14,787,775	19,911,883
Loans to members (Note 6)	72,492,501	68,797,522
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $3,571 and $1,055, respectively	6,113,236	6,219,736
Banking on Business loans, net of allowance for credit losses of $9,072 and $6,797, respectively	11,159	12,830
Loans to other FHLBanks	-	500,000
Accrued interest receivable	460,293	529,031
Premises, software and equipment, net	23,213	24,663
Derivative assets (Note 8)	18,310	46,969
Other assets	84,077	46,408

Total assets	$98,629,272	$100,935,781

Federal Home Loan Bank of Pittsburgh
Statement of Condition (continued) (unaudited)

	September 30,	December 31,
(in thousands)	2008	2007
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$3,020,357	$2,234,960
Noninterest-bearing	31,597	20,702

Total deposits	3,051,954	2,255,662

Consolidated obligations, net: (Note 9)
Discount notes	26,409,081	34,685,085
Bonds	63,466,393	58,613,389

Total consolidated obligations, net	89,875,474	93,298,474

Mandatorily redeemable capital stock (Note 10)	4,021	3,929
Accrued interest payable	555,585	557,178
Affordable Housing Program	68,632	59,912
Payable to REFCORP	24,219	16,677
Derivative liabilities (Note 8)	411,852	430,295
Other liabilities	75,096	28,966

Total liabilities	94,066,833	96,651,093

Commitments and contingencies (Note 13)	-	-

Capital (Note 10)
Capital stock – putable ($100 par value) issued and outstanding shares:
41,951 and 39,947 shares at September 30, 2008 and December 31, 2007, respectively	4,195,123	3,994,732
Retained earnings	381,955	296,260
Accumulated other comprehensive loss:
Net unrealized loss on available-for-securities (Note 4)	(12,666)	(1,921)
Net unrealized loss relating to hedging activities	(976)	(2,916)
Pension and post-retirement benefits	(997)	(1,467)

Total capital	4,562,439	4,284,688

Total liabilities and capital	$98,629,272	$100,935,781

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For the nine months ended September 30,
(in thousands)	2008	2007
OPERATING ACTIVITIES
Net income	$207,353	$170,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(295,389)	87,455
Change in net fair value adjustment on derivative and hedging activities	(66,726)	(21,734)
Other adjustments	5,569	1,148
Net change in:
Trading securities	1,037
Accrued interest receivable	68,716	(57,458)
Other assets	(42,242)	(856)
Accrued interest payable	(2,061)	1,506
Other liabilities	11,677	8,795

Total adjustments	(319, 419)	18,856

Net cash (used in) provided by operating activities	$(112,066)	$188,996

INVESTING ACTIVITIES
Net change in:
Interest-earning deposits (including $(5,210) from and $58 to other FHLBanks for mortgage loan programs)	$(207,146)	$(58)
Federal funds sold	240,000	(1,715,000)
Loans to other FHLBanks	500,000	-
Premises, software and equipment	(2,312)	(5,113)
Available-for-sale securities:
Proceeds	5,243	14,025
Held-to-maturity securities:
Net decrease (increase) in short-term	3,208,507	(1,345,152)
Proceeds from long-term	2,508,144	1,678,592
Purchases of long-term	(529,815)	(2,157,092)
Loans to members:
Proceeds	1,176,708,949	512,158,717
Made	(1,180,404,889)	(526,790,085)
Mortgage loans held for portfolio:
Proceeds	614,233	694,179
Purchases	(520,099)	(89,325)

Net cash provided by (used in) investing activities	$2,120,815	$(17,556,312)

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued) (unaudited)

	For the nine months ended September 30,
(in thousands)	2008	2007
FINANCING ACTIVITIES
Net change in:
Deposits	$672,151	$4,133,809
Net proceeds from derivative financing activities	288,107	-
Net proceeds from issuance of consolidated obligations:
Discount notes	697,541,328	386,868,015
Bonds (including $313,928 and $0 from other FHLBanks)	29,227,842	18,378,215
Payments for maturing and retiring consolidated obligations:
Discount notes	(705,746,958)	(376,555,833)
Bonds (including $0 from other FHLBanks)	(24,026,262)	(15,701,450)
Proceeds from issuance of capital stock	4,151,341	4,136,818
Payments for redemption of mandatorily redeemable capital stock	(53,663)	(3,962)
Payments for redemption/repurchase of capital stock	(3,897,195)	(3,720,027)
Cash dividends paid	(121,658)	(141,136)

Net cash (used in) provided by financing activities	$(1,964,967)	$17,394,449

Net increase in cash and cash equivalents	43,782	27,133
Cash and cash equivalents at beginning of the period	67,388	78,098

Cash and cash equivalents at end of the period	$111,170	$105,231

Supplemental disclosures:
Interest paid during the period	$2,062,036	$1,992,583
AHP payments, net	14,333	12,729
REFCORP assessments paid	44,296	41,016
Transfers of mortgage loans to real estate owned	5,521	4,305

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

				Accumulated
				Other
	Capital Stock - Putable		Retained	Comprehensive
(in thousands, except shares)	Shares	Par Value	Earnings	Income (Loss)	Total Capital
Balance December 31, 2006	33,844	$3,384,358	$254,777	$(5,161)	$3,633,974

Proceeds from sale of capital stock	41,368	4,136,818			4,136,818
Redemption/repurchase of capital stock	(37,200)	(3,720,027)			(3,720,027)
Comprehensive income:
Net income			170,140		170,140
Net unrealized gain on available- for-sale securities				(103)	(103)
Reclassification adjustment for losses included in net income relating to:
Hedging activities				1,489	1,489
Other				134	134

Total comprehensive income			170,140	1,520	171,660
Cash dividends on capital stock			(141,136)		(141,136)

Balance September 30, 2007	38,012	$3,801,149	$283,781	$(3,641)	$4,081,289

Balance December 31, 2007	39,947	$3,994,732	$296,260	$(6,304)	$4,284,688

Proceeds from sale of capital stock	41,513	4,151,341			4,151,341
Redemption/repurchase of capital stock	(38,971)	(3,897,195)			(3,897,195)
Net shares reclassified to mandatorily redeemable capital stock	(538)	(53,755)			(53,755)
Comprehensive income (loss):
Net income			207,353		207,353
Net unrealized loss on available- for-sale securities				(10,745)	(10,745)
Reclassification adjustment for losses included in net income relating to:
Hedging activities				1,940	1,940
Other				470	470

Total comprehensive income (loss)			207,353	(8,335)	199,018
Cash dividends on capital stock			(121,658)		(121,658)

Balance September 30, 2008	$41,951	$4,195,123	$381,955	$(14,639)	$4,562,439

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements (unaudited)

Note 1 – Background Information

The Bank, a federally chartered corporation, is one of twelve district FHLBanks. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs). The Bank provides available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. State and local housing associates that meet certain statutes or criteria, with Bank approval, may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not eligible to hold capital stock.

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

The Finance Agency, an independent agency in the executive branch of the United States government, supervises and regulates the FHLBanks and the OF. The OF is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all twelve FHLBanks. The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner, carry out their housing finance mission, remain adequately capitalized, and can raise funds in the capital markets. Also, the Finance Agency establishes policies and regulations governing the operations of the FHLBanks. Each FHLBank operates as a separate entity with its own management, employees, and board of directors. The Bank does not have any subsidiaries, off-balance sheet special-purpose entities or any other type of off-balance sheet conduits.

As provided by the Act, as amended, or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans to members, purchase mortgages from members through the MPF Program and purchase investment securities. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

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

Notes to Financial Statements (unaudited) (continued)

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

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).  In March 2008, the FASB issued SFAS 161 which requires enhanced disclosures for derivative instruments. The intent of the enhanced disclosures is to assist the users of the financial statements to better understand how and why an entity uses derivative instruments and how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Bank’s fiscal year beginning January 1, 2009. The Bank’s adoption of SFAS 161 is expected to result in increased financial statement disclosure.

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

Notes to Financial Statements (unaudited) (continued)

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

FASB Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45 (FSP 133-1/45-4).  In September 2008, the FASB issued FSP 133-1/45-4 effective for fourth quarter 2008. The purpose of FSP 133-1/45-4 is to improve disclosures for credit derivatives and guarantees. The Bank does not issue credit derivatives and therefore is not impacted by the provisions of the FSP that specifically amend SFAS 133. The FSP 133-1/45-4 also requires entities to disclose the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or internal risk categories. The Bank believes that FSP 133-1/45-4 will require enhanced disclosures surrounding the Bank’s guarantees (i.e., letters of credit). The Bank does not expect FSP 133-1/45-4 to have a material impact on the Bank’s Statement of Operations or Statement of Condition.

FASB Staff Position 157-3, Determining the Fair Value of a Financial Asset in a Market That is not Active (FSP 157-3).  In October 2008, the FASB issued FSP 157-3 which was effective as of September 30, 2008. The purpose of FSP 157-3 was to clarify the application of SFAS 157 for determining the fair value of financial assets in an inactive market. FSP 157-3 clarifies that fair value in accordance with SFAS 157 is the price received by the holder in an active market. If a market is not active, management may evaluate the use of appropriate internal assumptions. FSP 157-3 also states that market broker quotes in an inactive market are not necessarily determinative of fair value. FSP 157-3 was adopted by the Bank on September 30, 2008. The Bank’s adoption of FSP 157-3 did not have a material impact on its Statement of Operations or Statement of Condition.

EITF Issue No. 08-5.  On September 24, 2008, the FASB ratified the consensus reached by the EITF on Emerging Issues Task Force Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). The objective of EITF 08-5 is to determine the issuer’s unit of accounting for a liability that is issued with an inseparable third-party credit enhancement when it is recognized or disclosed at fair value on a recurring basis. EITF 08-5 should be applied prospectively and is effective in the first reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Banks). The Bank does not believe the adoption of EITF 08-5 will have a material effect on its Statement of Condition, Statement of Operations or Statement of Cash Flows.

Certificates of Deposit.  During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain certificates of deposit including related interest income and cash flow activity, previously included as a component of interest-earning deposits, to held-to-maturity securities in its Statement of Condition, Statement of Operations and Statement of Cash Flows based on the definition of a security under SFAS 115. These financial instruments have been classified as held-to-maturity securities based on their short-term nature and the Bank’s history of holding them until maturity. This reclassification had no effect on total assets, total net interest income or net income. The Bank has certain other interest-earning deposits that do not meet the definition of a security; therefore, these balances, as well as related interest income and cash flow activity, will continue to be classified as interest-earning deposits on the Statement of Condition, Statement of Operations and Statement of Cash Flows.

Notes to Financial Statements (unaudited) (continued)

The effects of this reclassification on the Bank’s prior period Statement of Condition, Statement of Operations and Statement of Cash Flows was as follows:

	As Originally	Impact of
(in thousands)	Reported(1)	Reclassification	As Adjusted
Statement of Condition – December 31, 2007
Assets
Interest-earning deposits	$5,679,389	$(5,675,000)	$4,389
Held-to-maturity securities	14,236,883	5,675,000	19,911,883
Total assets	$100,935,781	$-	$100,935,781

Statement of Operations – three months ended September 30, 2007
Interest income
Interest-earning deposits	$59,483	$(59,416)	$67
Held-to-maturity securities	155,530	59,416	214,946
Total interest income	$1,145,603	$-	$1,145,603

Statement of Operations – nine months ended September 30, 2007
Interest income
Interest-earning deposits	$163,409	$(163,210)	$199
Held-to-maturity securities	463,787	163,210	626,997
Total interest income	$3,079,752	$-	$3,079,752

Statement of Cash Flows – nine months ended September 30, 2007
Investing activities
Net change in interest-earning deposits	$(1,185,058)	$1,185,000	$(58)
Held-to-maturity – net (increase) decrease in short-term	(160,152)	(1,185,000)	(1,345,152)
Total investing activities	$(17,556,312)	$-	$(17,556,312)

Note:

(1)	Or, in the case of interest-earning deposits and total assets, as adjusted due to the adoption of FIN 39-1.

Notes to Financial Statements (unaudited) (continued)

Note 3 – Trading Securities

Trading securities as of September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
(In thousands)	2008	2007
Mutual funds offsetting deferred compensation	$6,555	$7,592

Total	6,555	$7,592

The above mutual funds are held in a Rabbi trust created in November 2007 to generate returns that seek to offset changes in liabilities related to the notional market risk of certain deferred compensation agreements. These deferred compensation liabilities were $6.5 million and $7.6 million at September 30, 2008 and December 31, 2007, respectively. Prior to the creation of the Rabbi trust, the Bank maintained available-for-sale mutual funds for this purpose.

The net change in trading securities from December 31, 2007 to September 30, 2008 is driven by deferrals, matching contributions and payouts, in accordance with the terms of the Supplemental Thrift Plan, as well as the overall performance of the mutual funds.

Net losses on trading securities were $409 thousand for the three months ended September 30, 2008 and $734 thousand for the nine months ended September 30, 2008. The Bank held no trading securities during the first nine months of 2007 and, therefore, had no gains (losses) on trading securities for the three and nine months ended September 30, 2007.

Note 4 – Available-for-Sale Securities

Available-for-sale securities as of September 30, 2008 and December 31, 2007, were as follows:

	September 30, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Cost(1)	Gains	Losses	Value
Private label mortgage-backed securities	$39,050	$-	$(12,666)	$26,384

Total available-for-sale securities	$39,050	$-	$(12,666)	$26,384

	December 31, 2007
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Cost(1)	Gains	Losses	Value
Private label mortgage-backed securities	$44,291	$-	$(1,921)	$42,370

Total available-for-sale securities	$44,291	$-	$(1,921)	$42,370

Note:

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

Available-for-sale securities with unrealized losses had fair values of $26.4 million and $42.4 million as of September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, $2.5 million fair value of available-for-sale securities, with unrealized losses of $1.1 million, were in an unrealized loss position for less than

Notes to Financial Statements (unaudited) (continued)

twelve months; while $23.9 million fair value of available-for-sale securities, with unrealized losses of $11.6 million were in an unrealized loss position for greater than twelve months. At December 31, 2007, all available-for-sale securities had been in an unrealized loss position for less than twelve months.

Mortgage-Backed Securities.  The Bank invests in high-quality securities which must be rated AAA at the time of purchase. Each of the securities may contain one or more forms of credit protection, including but not limited to guarantee of principal and interest, subordination, over collateralization, excess interest and insurance wrap.

Credit protection/enhancements for private label MBS primarily consist of senior-subordinated features, which results in the prioritization of payments to senior classes over junior classes. The Bank primarily invests in senior classes of private label MBS. The Bank has higher exposure to the risk of loss on its investments in MBS when the loans backing the MBS exhibit high rates of delinquency and foreclosure and high losses on the sale of foreclosed properties.

Impairment Analysis on Available-for-Sale Securities.  The ongoing deterioration in U.S. housing markets, as reflected in declines in values of residential real estate and high levels of delinquencies on loans underlying MBS, poses risks to the Bank in respect to the ultimate collection of principal and interest due on its private label MBS. The resultant illiquidity in the capital markets due to the turmoil in housing credit has been the principal driver behind the decline in the fair value of the Bank’s private label MBS since December 31, 2007. The Bank closely monitors the performance of its securities to evaluate its exposure to the risk of loss on these investments to determine if a loss is other-than-temporary. Discussion of other-than-temporary impairment, including the Bank’s process, is detailed in Note 5 to the unaudited interim financial statements. The overall process is the same for both available-for-sale and held-to-maturity securities.

As a result of its evaluation, Bank management does not believe it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the individual securities. Therefore, the Bank does not consider any available-for-sale investments to be other-than-temporarily impaired at September 30, 2008.

Redemption Terms.  The amortized cost of the Bank’s mortgage-backed securities classified as available-for-sale includes net discounts of $8 thousand and $10 thousand at September 30, 2008 and December 31, 2007, respectively. Contractual maturity extends over a period exceeding ten years. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms.  The following table details interest payment terms for available-for-sale mortgage-backed securities at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
(in thousands)	2008	2007
Variable-rate pass-through securities	$985	$1,217
Variable-rate collateralized mortgage obligations	38,065	43,074

Total amortized cost	$39,050	$44,291

Notes to Financial Statements (unaudited) (continued)

Note 5 – Held-to-Maturity Securities

Held-to-maturity securities as of September 30, 2008 and December 31, 2007 were as follows:

	September 30, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Cost(1)	Gains	Losses	Value
Certificates of deposit	$2,600,000	$38	$(1,426)	$2,598,612
Government-sponsored enterprises	707,672	516	(5,716)	702,472
State or local agency obligations	481,396	8,363	(24,414)	465,345

	3,789,068	8,917	(31,556)	3,766,429
Mortgage-backed securities:
U.S. agency	45,933	53	(898)	45,088
Government-sponsored enterprises	1,907,066	12,448	(38,679)	1,880,835
Private label	9,045,708	—	(1,361,464)	7,684,244

Total mortgage-backed securities	10,998,707	12,501	(1,401,041)	9,610,167

Total held-to-maturity securities	$14,787,775	$21,418	$(1,432,597)	$13,376,596

	December 31, 2007
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Cost(1)	Gains	Losses	Value
Certificates of deposit	$5,675,000	$937	$(7)	$5,675,930
Commercial paper(2)	83,507	—	—	83,507
Government-sponsored enterprises	919,196	3,890	(1,767)	921,319
State or local agency obligations	699,175	9,000	(13,265)	694,910

	7,376,878	13,827	(15,039)	7,375,666
Mortgage-backed securities:
U.S. agency	55,048	101	(1,520)	53,629
Government-sponsored enterprises	1,969,293	17,793	(28,530)	1,958,556
Private label	10,510,664	3,834	(261,579)	10,252,919

Total mortgage-backed securities	12,535,005	21,728	(291,629)	12,265,104

Total held-to-maturity securities	$19,911,883	$35,555	$(306,668)	$19,640,770

Note:

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.
(2)	Represents asset-backed commercial paper, all of which matured by January 8, 2008.

Restricted securities relating to the Shared Funding Program are classified as held-to-maturity and are included in private label mortgage-backed securities above. The restricted securities had an amortized cost of $48.4 million

Notes to Financial Statements (unaudited) (continued)

and $53.1 million as of September 30, 2008 and December 31, 2007, respectively. No held-to-maturity securities were pledged as collateral as of September 30, 2008 or December 31, 2007.

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2008 and December 31, 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2008
	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Certificates of deposit	$2,548,574	$(1,426)	$-	$-	$2,548,574	$(1,426)
Government-sponsored enterprises	451,956	(5,716)	-	-	451,956	(5,716)
State or local agency obligations	298,155	(21,974)	16,203	(2,440)	314,358	(24,414)

	3,298,685	(29,116)	16,203	(2,440)	3,314,888	(31,556)
Mortgage-backed securities:
U.S. agency	8,957	(48)	27,973	(850)	36,930	(898)
Government-sponsored enterprises	593,977	(15,841)	482,460	(22,838)	1,076,437	(38,679)
Private label	4,390,682	(749,038)	3,293,562	(612,426)	7,684,244	(1,361,464)

Total mortgage-backed securities	4,993,616	(764,927)	3,803,995	(636,114)	8,797,611	(1,401,041)

Total temporarily impaired	$8,292,301	$(794,043)	$3,820,198	$(638,554)	$12,112,499	$(1,432,597)

	December 31, 2007
	Less than 12 months		Greater than 12 months		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Certificates of deposit	$299,993	$(7)	$-	$-	$299,993	$(7)
Government-sponsored enterprises	-	-	117,429	(1,767)	117,429	(1,767)
State or local agency obligations	257,920	(11,246)	25,300	(2,019)	283,220	(13,265)

	557,913	(11,253)	142,729	(3,786)	700,642	(15,039)
Mortgage-backed securities:
U.S. agency	-	-	40,123	(1,520)	40,123	(1,520)
Government-sponsored enterprises	64,307	(341)	834,300	(28,189)	898,607	(28,530)
Private label	4,795,831	(89,114)	4,376,782	(172,465)	9,172,613	(261,579)

Total mortgage-backed securities	4,860,138	(89,455)	5,251,205	(202,174)	10,111,343	(291,629)

Total temporarily impaired	$5,418,051	$(100,708)	$5,393,934	$(205,960)	$10,811,985	$(306,668)

State or Local Housing Finance Agency Obligations.  Management has reviewed its investments in state or local housing finance agency obligations and has determined that the unrealized losses shown are the result of the current interest-rate environment and illiquidity in the credit markets. The Bank has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank has the ability and intent to hold these investments through to a recovery of fair value, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Notes to Financial Statements (unaudited) (continued)

Mortgage-Backed Securities.  The Bank invests in high-quality securities, which must be rated AAA at the time of purchase. Each of the securities may contain one or more forms of credit protection/enhancements, including but not limited to guarantee of principal and interest, subordination, over-collateralization, and excess interest and insurance wrap.

Credit protection/enhancement for the Bank’s MBS consist primarily of either guarantee of principal and interest in the case of U.S. government-guaranteed MBS and GSE MBS, or credit enhancement for private label residential MBS. Credit enhancements for private label MBS primarily consist of senior-subordinated features, which results in the prioritization of payments to senior classes over junior classes. The Bank primarily invests in senior classes of GSE and private label MBS. The Bank has higher exposure to the risk of loss on its investments in MBS when the loans backing the MBS exhibit high rates of delinquency and foreclosure and high losses on the sale of foreclosed properties. With respect to its GSE MBS holdings, the Bank has concluded that despite the ongoing deterioration in the nation’s housing markets, the guarantee of principal and interest on the Bank’s GSE MBS by Fannie Mae and Freddie Mac is still assured, and therefore the securities are not other-than-temporarily impaired.

Impairment Analysis on Held-to-Maturity Securities.  The ongoing deterioration in U.S. housing markets, as reflected in declines in values of residential real estate and high levels of delinquencies on loans underlying MBS, poses risks to the Bank in respect to the ultimate collection of principal and interest due on its private label collateralized mortgage obligation holdings. The resultant illiquidity in the capital markets due to the turmoil in housing credit has been the principal driver behind the decline in the fair value of the Bank’s private label collateralized mortgage obligation securities since December 31, 2007. The Bank closely monitors the performance of its securities to evaluate its exposure to the risk of loss on these investments to determine if an impairment is other-than-temporary.

The Bank evaluates its individual investment securities for other-than-temporary impairment on a quarterly basis. As part of this process, the Bank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. The ability and intent of the Bank is demonstrated by the fact that the Bank is well capitalized and has no need to sell these securities, nor has the Bank entered into any contractual constraints that would impact such intent and ability. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the perceived riskiness of the underlying type of collateral; the duration and level of the unrealized loss; absolute price levels and trends in prices; and certain other collateral-related characteristics such as FICO® credit scores and delinquency rates. As a result of this security level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment, which are evaluated further by analyzing the performance of the security. Securities with certain performance measures, such as NRSRO ratings below investment grade, market prices that are 75% or less of purchase price or exhibit a significant downward pricing trend, or high delinquency/foreclosure amounts in relation to subordination, are evaluated by estimating projected cash flows based on the structure of the security and certain assumptions such as default rates, loss given default and prepayment speeds to determine whether the Bank expects to receive the contractual cash flows to which it is entitled. The base case cash flow test incorporates significant judgment and estimates in its assumptions. Therefore, the base cash flow test is not the sole determinant for the Bank to conclude that a security’s impairment is other-than-temporary. The Bank evaluates all information both quantitative and qualitative about a security to conclude that a securitiy’s impairment is other-than-temporary. This evaluation is completed by the Bank on a security-by-security basis.

To perform base case cash flow tests, the Bank utilizes a third party modeling tool incorporating the following assumptions which can be modified if actual performance dictates a change: (1) Standard and Poor’s (S&P) default curve based on collateral type, adjusted for seasoning and actual three-month Constant Default Rate (CDR); (2) S&P flat recovery rate based on collateral type; and (3) prepayment speeds generated by the Bank’s prepayment model. Securities that have monoline insurance by an investment-grade guarantor, are not cash flow stress tested, as the Bank believes the guarantor will pay principal and interest if required. The Bank performed base case cash flow tests on twenty-five securities, two of which are classified as available-for-sale.

Notes to Financial Statements (unaudited) (continued)

The Bank evaluated all facts and circumstances of its securities including the securities’ performance structure, and base case cash flow tests (including the assumptions utilized). As a result of its evaluation, Bank management does not believe it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the individual securities. Therefore, the Bank does not consider any held-to-maturity investments to be other-than-temporarily impaired at September 30, 2008.

If loan credit performance of the Bank’s private-label MBS portfolio deteriorates beyond the forecast assumptions concerning loan default rates, loss given defaults, and prepayment speeds, some of the Bank’s securities could become other-than-temporarily impaired, which, in the event that the severely depressed market values as of September 30, 2008 persist, could lead to a significant impairment charge. If it is determined that an impairment is other-than-temporary, an impairment loss would be recognized in earnings equal to the entire difference between the investment’s then-current carrying amount and its fair value. The fair value of the investment would become the new cost basis of the investment. In periods subsequent to the recognition of an other-than-temporary impairment loss, the Bank would account for the other-than-temporarily impaired investment security as if the security had been purchased on the measurement date of the other-than-temporary impairment. A portion of the discount on the security, based on the new cost basis, may be accreted over the security’s remaining life in a prospective manner. The amount of the discount to be accreted each reporting period will be based on the amount and timing of future estimated cash flows. If at some point in the future an other-than-temporary impairment is recorded, it will be a reduction of other income. The specific future amount of an other-than-temporary impairment charge, if any, cannot be estimated; however, the Bank’s permanent capital position as of September 30, 2008 was $4.6 billion, which includes $2.6 billion of excess regulatory capital, as presented in Note 10 to the unaudited interim financial statements.

Redemption Terms. The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2008		December 31, 2007
		Estimated Fair		Estimated Fair
Year of Maturity	Amortized Cost	Value	Amortized Cost	Value
Due in one year or less	$2,704,990	$2,703,666	$6,390,342	$6,393,081
Due after one year through five years	635,213	640,570	541,085	551,539
Due after five years through ten years	108,727	106,167	129,006	127,131
Due after ten years	340,138	316,026	316,445	303,915

	3,789,068	3,766,429	7,376,878	7,375,666
Mortgage-backed securities	10,998,707	9,610,167	12,535,005	12,265,104

Total	$14,787,775	$13,376,596	$19,911,883	$19,640,770

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity included net discounts of $83.2 million and $94.8 million at September 30, 2008 and December 31, 2007, respectively.

Notes to Financial Statements (unaudited) (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms for held-to-maturity securities at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
(in thousands)	2008	2007
Amortized cost of held-to-maturity securities other than mortgage-backed securities:
Fixed-rate	$3,475,813	$6,863,598
Variable-rate	313,255	513,280

	3,789,068	7,376,878
Amortized cost of held-to-maturity mortgage-backed securities:
Pass through securities:
Fixed-rate	4,941,379	5,788,676
Variable-rate	277,286	169,320
Collateralized mortgage obligations:
Fixed-rate	5,328,793	6,281,389
Variable-rate	451,249	295,620

	10,998,707	12,535,005

Total held-to-maturity securities	$14,787,775	$19,911,883

Realized Gains and Losses. There were no sales of held-to-maturity securities and, therefore, no realized gains or losses on sales, for the three and nine months ended September 30, 2008 and 2007, respectively.

Note 6 – Loans to Members

Redemption Terms. At September 30, 2008, the Bank had loans to members outstanding including AHP loans at interest rates ranging from 0% to 8.56% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.5%. The following table summarizes loans to members by year of contractual maturity.

	September 30, 2008		December 31, 2007
		Weighted		Weighted
(dollars in thousands)		Average		Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in 1 year or less	$30,155,678	2.95	$30,817,796	4.36%
Due after 1 year through 2 years	12,739,326	4.32	8,893,651	4.75%
Due after 2 years through 3 years	8,631,138	3.89	10,368,080	4.85%
Due after 3 years through 4 years	4,434,420	3.83	2,523,353	4.94%
Due after 4 years through 5 years	5,299,513	4.42	5,285,318	4.72%
Thereafter	10,292,179	5.00	9,968,932	5.07%

Total par value	71,552,254	3.77	67,857,130	4.64%

Discount on AHP loans to members	(1,146)		(1,289)
Deferred prepayment fees	(120)		(178)
SFAS 133 hedging adjustments	941,513		941,859

Total book value	$72,492,501		$68,797,522

Notes to Financial Statements (unaudited) (continued)

The Bank offers loans to members that may be prepaid on pertinent dates (call dates) without incurring prepayment fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At both September 30, 2008 and December 31, 2007, the Bank had returnable loans of $3.6 billion. The following table summarizes loans to members by either year of contractual maturity or, in the case of returnable loans to members, next call date.

(in thousands)	September 30,	December 31,
Year of Contractual Maturity or Next Call Date	2008	2007
Due in 1 year or less	$33,740,678	$34,346,796
Due after 1 year through 2 years	12,749,326	8,894,651
Due after 2 years through 3 years	8,276,138	9,862,080
Due after 3 years through 4 years	4,419,420	2,195,352
Due after 4 years through 5 years	4,042,513	4,264,319
Thereafter	8,324,179	8,293,932

Total par value	$71,552,254	$67,857,130

The Bank also offers convertible loans. With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At September 30, 2008 and December 31, 2007, the Bank had convertible loans outstanding of $9.2 billion and $9.3 billion, respectively. The following table summarizes loans to members either by year of contractual maturity or, in the case of convertible loans to members, next convertible date.

(in thousands)	September 30,	December 31,
Year of Contractual Maturity or Next Convertible Date	2008	2007
Due in 1 year or less	$38,037,448	$38,274,066
Due after 1 year through 2 years	12,123,106	9,200,901
Due after 2 years through 3 years	7,897,538	9,136,860
Due after 3 years through 4 years	3,134,220	1,981,902
Due after 4 years through 5 years	4,551,013	3,948,719
Thereafter	5,808,929	5,314,682

Total par value	$71,552,254	$67,857,130

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

The Bank’s potential credit risk from loans to members is concentrated in commercial banks and savings institutions. As of September 30, 2008, the Bank had loans to members of $45.6 billion outstanding to the five largest borrowers, which represented 63.7% of the total loans outstanding. Of these five, three had outstanding loan balances in excess of ten percent of the total portfolio at September 30, 2008. As of December 31, 2007, the Bank had loans to members of $49.0 billion outstanding to the five largest borrowers, which represented 72.3% of total loans outstanding. Of these five, two had outstanding loan balances in excess of ten percent of the total portfolio at December 31, 2007. The Bank held sufficient collateral, in accordance with its policy, to secure loans to members and the Bank does not expect to incur any losses on these loans. See Note 11 for further information on transactions with related parties.

Notes to Financial Statements (unaudited) (continued)

Interest Rate Payment Terms.  The following table details interest rate payment terms for loans to members.

	September 30,	December 31,
(in thousands)	2008	2007
Fixed rate – overnight	$6,483,685	$5,950,009
Fixed rate – term	55,234,416	56,563,552
Variable-rate	9,834,153	5,343,569

Total par value	$71,552,254	$67,857,130

At September 30, 2008, the Bank had $32.3 billion of fixed rate loans and $9.1 billion of variable rate loans with a contractual maturity greater than one year. At December 31, 2007, these balances were $32.0 billion and $5.0 billion, respectively.

Note 7 – Mortgage Loans Held for Portfolio

The MPF Program involves investment by the Bank in mortgage loans which are purchased from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby the Bank’s members originate, service, and credit enhance home mortgage loans that are then sold to the Bank. The Bank has historically sold participation interests in some of its MPF Program loans to other FHLBanks and holds the rest in portfolio. The Bank has agreed to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago; as of September 30, 2008, the Bank had purchased $136.3 million. The agreement with FHLBank of Chicago expired October 31, 2008. See Note 11 for further information on transactions with related parties.

The following table presents information as of September 30, 2008 and December 31, 2007 on mortgage loans held for portfolio.

	September 30,	December 31,
(in thousands)	2008	2007
Fixed medium-term single-family mortgages(1)	$1,081,979	$1,131,391
Fixed long-term single-family mortgages(1)	4,981,070	5,029,240

Total par value	6,063,049	6,160,631

Premiums	61,336	66,862
Discounts	(22,581)	(23,661)
SFAS 133 hedging adjustments	15,003	16,959

Total mortgage loans held for portfolio	$6,116,807	$6,220,791

Note:

(1) Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

Notes to Financial Statements (unaudited) (continued)

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity.

	September 30,	December 31,
(in thousands)	2008	2007
Government-guaranteed/insured loans	$463,235	$523,803
Conventional loans	5,599,814	5,636,828

Total par value	$6,063,049	$6,160,631

Year of maturity
Due within one year	$24	$17
Due after one year through five years	4,306	1,844
Due after five years	6,058,719	6,158,770

Total par value	$6,063,049	$6,160,631

Note 8 – Derivatives and Hedging Activities

The components of net gains (losses) on derivatives and hedging activities for the three and nine months ended September 30, 2008 and 2007, respectively, are presented in the following table.

	For the three months ended		For the nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Gains (losses) related to fair value hedge ineffectiveness	$(10,019)	$5,801	$(4,621)	$6,917
Gains (losses) on economic hedges	69,111	(2,347)	67,683	(462)
Other gains (losses)	12,340	304	12,026	527
Gains (losses) on intermediary hedges	-	-	(1)	53

Net gains (losses) on derivatives and hedging activities	$71,432	$3,758	$75,087	$7,035

On September 15, 2008, Lehman Brothers Holding, Inc. (Lehman) filed for bankruptcy. At that time, Lehman’s subsidiary, Lehman Brothers Special Financing, Inc. (LBSF) was the Bank’s largest derivatives counterparty, with a total of 595 outstanding derivative trades having a total notional value of $16.3 billion. Lehman was a guarantor under the Bank’s agreement with LBSF such that Lehman’s bankruptcy filing triggered an event of default. Substantially all of these derivatives were in fair value hedging relationships under SFAS 133. As a result of the bankruptcy filing, the Bank evaluated the outstanding trades it had with LBSF to assess which individual derivatives were most important to the Bank’s overall risk position. Of the 595 trades, 63 represented approximately half of the total LBSF notional value and almost 100% of the base case duration impact of the LBSF portfolio. Therefore, the Bank elected to enter into 63 identical new trades with different counterparties on September 18, 2008. The fair value hedging relationships associated with the 63 LBSF trades were de-designated with the respective hedged items being simultaneously re-designated in new hedging relationships with the new derivatives traded on September 18, 2008. Management determined that it was in the Bank’s best interest to declare an event of default and designate September 19, 2008 as the early termination date of the Bank’s agreement with LBSF. Accordingly, all LBSF derivatives were legally terminated at that time and the Bank began the process of obtaining third party quotes for all of the derivatives in order to settle its position with LBSF in accordance with the International Swaps Dealers Association, Inc. (ISDA) Master Agreement. On September 22, 2008, the Bank replaced additional LBSF derivatives by trading 40 derivatives identical to certain LBSF derivatives that were

Notes to Financial Statements (unaudited) (continued)

terminated on September 19, 2008. The Bank was unable to place these 40 replacement derivatives into SFAS 133 fair value hedge relationships until October 10, 2008.

The above Lehman-related transactions had a material impact on the components of net gain (loss) on derivatives and hedging activities for the three and nine months ended September 30, 2008 as detailed in the table above. Fair value hedge ineffectiveness for the three and nine months ended September 30, 2008, includes a loss of $10.9 million resulting from the replacement of the 63 LBSF derivatives described above that were in fair value hedging relationship with certain loans to members. For the three and nine months ended September 30, 2008, gains (losses) associated with economic hedges include a $69.0 million gain associated with 63 replaced LBSF derivatives that remained as economic hedges for a one day period after they were replaced. The gains (losses) associated with economic hedges for the three and nine months ended September 30, 2008 also include a gain of $0.2 million associated with the 40 additional replacement derivatives. For the three and nine months ended September 30, 2008, other gains (losses) on derivatives and hedging activities includes a gain of $11.8 million associated with the termination of the LBSF derivatives.

There were no material amounts for the three and nine months ended September 30, 2008 and 2007 that were reclassified into earnings as a result of the discontinuance of cash flow hedges which would have been required if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two month period thereafter. As of September 30, 2008, the deferred net gains on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next twelve months was $0.4 million. Normally, the maximum length of time over which the Bank hedges its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 45 days or less. The Bank did not have any hedges related to the exposure to the variability in future cash flows for forecasted transactions at September 30, 2008.

Notes to Financial Statements (unaudited) (continued)

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
		Estimated		Estimated
(In thousands)	Notional	Fair Value	Notional	Fair Value
Interest rate swaps
Fair value	$62,962,399	$(674,912)	$69,626,956	$(359,111)
Economic	1,002,801	(7,590)	126,000	(3,742)
Intermediation	3,144	4	7,649	13
Interest rate swaptions
Economic			1,400,000	340
Interest rate caps/floors
Economic	225,000	298	-	-
Interest rate forward settlement agreements
Fair value	-	-	2,088,000	(3,026)
Mortgage delivery commitments
Economic	62,232	(533)	6,622	26

Total	$64,255,576	$(682,733)	$73,255,227	$(365,500)

Total derivatives excluding accrued interest		$(682,733)		$(365,500)
Accrued interest		95,224		114,776
Cash collateral held by counterparty and related accrued interest		262,945		60,986
Cash collateral held from counterparty and related accrued interest		(68,978)		(193,588)

Net derivative balances		$(393,542)		$(383,326)

Net derivative asset balances		18,310		$46,969
Net derivative liability balances		(411,852)		(430,295)

Net derivative balances		$(393,542)		$(383,326)

Note: December 31, 2007 balances reflect the Bank’s adoption retrospectively of FIN 39-1. See Note 2 for further information on FIN 39-1.

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

Credit Risk.  At September 30, 2008 and December 31, 2007, the Bank’s maximum credit risk associated with derivatives was approximately $87.3 million and $240.6 million, respectively. These totals include $19.9 million and $72.0 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables on the derivatives, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $68.7 million and $192.9 million as collateral as of September 30, 2008 and December 31, 2007, respectively. Three counterparties comprised 90.1% of the Bank’s total credit risk when measured after consideration for related collateral as of September 30, 2008. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

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

The following table details interest rate payment terms for consolidated obligation bonds.

	September 30,	December 31,
(in thousands)	2008	2007
Par value of consolidated bonds:
Fixed-rate	$47,018,577	$46,013,264
Step-up	690,000	2,495,150
Floating-rate	14,965,000	8,265,000
Zero coupon	1,728,000	4,028,000
Range bonds	285,000	559,380
Conversion bonds:
Fixed to floating	15,000	45,000
Floating to fixed	25,000	115,000

Total par value	64,726,577	61,520,794

Bond premiums	37,251	18,970
Bond discounts	(1,323,216)	(3,064,771)
SFAS 133 hedging	25,781	138,396

Total book value	$63,466,393	$58,613,389

Maturity Terms. The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

	September 30, 2008		December 31, 2007
(dollars in thousands)		Weighted Average		Weighted Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in 1 year or less	$23,927,100	2.90%	$15,484,500	4.60%
Due in 1 year through 2 years	8,824,000	3.64%	11,535,630	4.67%
Due in 2 years through 3 years	5,688,000	4.03%	5,861,000	4.77%
Due in 3 years through 4 years	3,583,000	4.75%	2,663,000	5.03%
Due in 4 years through 5 years	7,214,000	4.78%	6,135,000	5.12%
Thereafter	10,284,500	4.18%	14,652,000	3.76%
Index amortizing notes	5,205,977	4.98%	5,189,664	4.96%

Total par value	$64,726,577	3.78%	61,520,794	4.53%

Notes to Financial Statements (unaudited) (continued)

The Bank’s consolidated obligation bonds included:

	September 30,	December 31,
(in thousands)	2008	2007
Par value of consolidated bonds:
Noncallable	$46,474,077	$35,636,264
Callable	18,252,500	25,884,530

Total par value	$64,726,577	$61,520,794

The following table summarizes consolidated obligation bonds outstanding by either year of contractual maturity or, in the case of callable bonds, next call date.

(in thousands)	September 30,	December 31,
Year of Contractual Maturity or Next Call Date	2008	2007
Due in 1 year or less	$36,947,100	$32,954,530
Due in 1 year through 2 years	11,755,000	12,658,100
Due in 2 years through 3 years	4,431,000	4,570,000
Due in 3 years through 4 years	1,126,000	1,259,000
Due in 4 years through 5 years	2,505,000	1,369,000
Thereafter	2,756,500	3,520,500
Index amortizing notes	5,205,977	5,189,664

Total par value	$64,726,577	$61,520,794

Consolidated Discount Notes. Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows:

	September 30,	December 31,
(dollars in thousands)	2008	2007
Book value	$26,409,081	$34,685,085
Par value	26,468,915	34,801,868
Weighted average interest rate	2.03%	4.27%

See Note 13 for discussion regarding the Bank’s Lending Agreement with the U.S. Treasury.

Note 10 – Capital

The following table demonstrates the Bank’s compliance with capital requirements at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,951,870	$4,581,099	$646,815	$4,294,921
Total capital-to-asset ratio	4.0%	4.7%	4.0%	4.3%
Total regulatory capital	3,945,171	4,593,742	$4,037,431	$4,302,773
Leverage ratio	5.0%	7.0%	5.0%	6.4%
Leverage capital	4,931,464	6,884,292	$5,046,789	$6,450,235

Notes to Financial Statements (unaudited) (continued)

Capital Concentrations.  The following table presents member holdings of ten percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
(dollars in thousands)		Percent of		Percent of
Member	Capital stock	total	Capital stock	total
Sovereign Bank, Reading PA	$884,052	21.1%	$894,456	22.4%
GMAC Bank, Midvale UT	499,558	11.9%	533,102	13.3%
PNC Bank, N.A., Pittsburgh PA	496,417	11.8%	336,309	8.4%
ING Bank, FSB, Wilmington DE	473,550	11.3%	614,161	15.4%

Mandatorily Redeemable Capital Stock.  At September 30, 2008 and December 31, 2007 the Bank had $4.0 million and $3.9 million, respectively in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the third quarter of 2008 and 2007, dividends on mandatorily redeemable capital stock in the amount of $34 thousand and $83 thousand, respectively, were recorded as interest expense. For the nine months ended September 30, 2008 and 2007, dividends on mandatorily redeemable capital stock in the amount of $120 thousand and $333 thousand, respectively, were recorded as interest expense. There have been no reclassifications of mandatorily redeemable capital stock back into capital.

As of September 30, 2008, two institutions were in receivership and one other member had previously notified the Bank to voluntarily redeem their capital stock and withdraw from membership. These redemptions were not complete as of September 30, 2008. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption.

	September 30,	December 31,
(in thousands)	2008	2007
Due in 1 year or less	$4	$1
Due in 1 year through 2 years	3,899	4
Due in 2 years through 3 years	11	3,899
Due in 3 years through 4 years	6	11
Due in 4 years through 5 years	1	6
Thereafter	100	8

Total	$4,021	$3,929

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a nonmember (a former member that withdrew from membership, merged into a nonmember or was otherwise acquired by a nonmember).

The Bank’s repurchases of capital stock related to out-of-district mergers were $53.7 million and $4.0 million for the nine months ended September 30, 2008 and 2007, respectively.

Notes to Financial Statements (unaudited) (continued)

The following table provides the number of stockholders and the related dollar amounts for activities recorded in mandatorily redeemable stock for the nine months ended September 30, 2008 and 2007.

	2008		2007
	Number of		Number of
(in thousands)	Stockholders	Amount	Stockholders	Amount
Balance, beginning of the period	3	$3,929	4	$7,892
Capital stock subject to mandatory redemption reclassified from equity due to:
Withdrawals	1	53,663	-	-
Other	1	92
Redemption of mandatorily redeemable capital stock due to withdrawals	(1)	(53,663)	(1)	(3,962)

Balance, end of the period	4	$4,021	3	$3,930

Dividends and Retained Earnings.  At September 30, 2008, retained earnings stood at $382.0 million, representing an increase of $85.7 million, or 28.9%, from December 31, 2007.

The Finance Agency has issued regulatory guidance to the FHLBanks relating to capital management and retained earnings. The guidance directs each FHLBank to assess, at least annually, the adequacy of its retained earnings with consideration given to future possible financial and economic scenarios. The guidance also outlines the considerations that each FHLBank should undertake in assessing the adequacy of the Bank’s retained earnings.

Consistent with this guidance, effective September 26, 2008, the Bank has revised its previous retained earnings policy and established a new capital adequacy metric, referred to as the Projected Capital Stock Price (PCSP). This metric retains the overall risk component approach of the previous policy but expands and refines the risk components to calculate an estimate of capital-at-risk, or the projected variability of capital stock. The sum of these risk components is expressed in percentage points of capital stock book value and is applied to the current capital stock price to calculate the PCSP. The Board has established a PCSP floor of 85% and a target of 95%.

Management manages the overall risk profile of the Bank in a manner that attempts to preserve the PCSP at or near the target ratio of 95%. The difference between the actual PCSP and the floor or target, if any, represents a range of additional retained earnings that will need to be accumulated over time to restore the PCSP and retained earnings to an adequate level. Under the revised retained earnings policy, when the PCSP is below the target, the Board is required to establish an implementation approach for reaching the target that includes an analysis of various recovery periods and a restriction in the dividend payout ratio to no greater than 67% of the previous quarter’s earnings. As of September 30, 2008, the Bank’s PCSP was 57% and therefore the Board has established an implementation approach and has restricted the dividend payout. All dividend payments are subject to the approval of the Board. The amount the Board determines to pay out will be affected by these changes in the retained earnings policy.

Previously, the retained earnings policy required the calculation of a recommended level of retained earnings based on a risk component approach moderately different from the current approach. When forecasted retained earnings were sufficiently below the recommended level, the Board established an implementation approach and timetable for reaching an adequate level of retained earnings. At March 31, 2008, and June 30, 2008, forecasted retained earnings were below the recommended level. This shortfall was primarily due to an increase in the required market risk capital component of the calculation, which is the same as the Bank’s market risk-based capital calculation. The significant increase in market risk-based capital was primarily caused by widening mortgage credit spreads and a decline in the ratio of the Bank’s market value of equity to book value of equity. The ratio fell from 86% at December 31, 2007 to 61% at September 30, 2008. In accordance with the Finance Agency’s risk-based capital regulation, the Bank is required to provide for additional market risk-based capital when the ratio falls below

Notes to Financial Statements (unaudited) (continued)

85%. In connection with the previous policy and the Board’s desire to build retained earnings in this volatile credit environment, the payout ratio had already been limited in the previous two quarters.

Additional discussions regarding mandatorily redeemable capital stock, members’ capital requirements and the restrictions on capital stock redemption can be found in Note 18 of the footnotes to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

Note 11 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	September 30,	December 31,
(in thousands)	2008	2007
Investments(1)	$266,110	$242,415
Loans to members	45,078,811	38,631,391
Deposits	1,992,592	1,238,562
Capital stock	2,542,630	2,136,392

The following table includes the MPF activity of the related party members.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Total MPF volume purchased	$1,796	$1,228	$6,757	$2,602

The following table summarizes the Statement of Operations effects corresponding to the related party member balances.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Interest income on investments(1)	$2,377	$4,005	$7,558	$5,968
Interest income on loans to members	451,311	381,209	1,413,913	1,116,215
Interest expense on deposits	3,115	3,549	8,305	4,562
Interest income on MPF	1,756	1,743	5,311	5,432

Note:

(1)	Reflects balances related to the Bank’s investment in Pennsylvania Housing Finance Agency (PHFA) obligations, of which one of the Bank’s appointed Public Interest Directors is the CEO.

Prior to May 1, 2006, the Bank regularly sold participation interests in the mortgage loans purchased from members to the FHLBank of Chicago. Upon execution of a services agreement, which became effective May 1, 2006, both parties agreed to discontinue the practice and a transaction services fee was paid to the FHLBank of Chicago in lieu of selling participations. A new services agreement was executed on August 31, 2007 which continues payment of the transaction services fees to FHLBank of Chicago. The Bank also agreed to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago. As of September 30, 2008, the Bank had purchased $136.3 million of MPF loans under this arrangement; as of October 31, 2008, the Bank had purchased $203.8 million. The agreement expired October 31, 2008; however, commitments made through October 31, 2008 will be funded beyond that date.

Notes to Financial Statements (unaudited) (continued)

The following tables summarize the effect of the MPF activities with FHLBank of Chicago:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Mortgage loans participated to FHLBank of Chicago	$-	$-	$-	$25
Servicing fee expense	75	41	200	115
Interest income on MPF deposits	53	67	95	199

	September 30,	December 31,
(in thousands)	2008	2007
Interest-bearing deposits maintained with FHLBank of Chicago	$9,599	$4,389

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The following table includes gross amounts transacted under these arrangements.

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2008	2007	2008	2007
Borrowed from other FHLBanks	$7.4	$3.6	$20.2	$7.8
Repaid to other FHLBanks	7.4	3.6	20.2	7.8
Loaned to other FHLBanks	-	-	-	-
Repaid by other FHLBanks	-	-	500.0	-

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the nine months ended September 30, 2008, the Bank assumed the debt of other FHLBanks having a total par value of $300 million and total fair value of $314 million. During the nine months ended September 30, 2007, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three and nine months ended September 30, 2008 and 2007.

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

Notes to Financial Statements (unaudited) (continued)

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

Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank’s derivative instruments are generally considered Level 2 instruments based on the inputs utilized to derive fair value.

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

Available-for-Sale Securities.  The Bank’s available-for-sale portfolio consists of mortgage-related securities which are typically valued using a modified matrix pricing approach. The valuation inputs for matrix pricing basically consist of transaction data relating to other securities whose prices are more readily ascertainable in the market which is used to produce a hypothetical value based on the estimated spread relationship between the securities. In some instances, the fair value of certain securities cannot be determined solely through the use of matrix pricing due to the lack of relevant market data. As a result, the use of unobservable inputs and other qualitative factors is necessary in determining the fair value of these securities. Securities that cannot be valued using the matrix pricing approach, or those that are valued using significant unobservable inputs, are generally classified within Level 3 of the fair value hierarchy.

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

Notes to Financial Statements (unaudited) (continued)

processes provide a reasonable basis for the Bank to place continued reliance on the derivative fair values generated by the Bank’s models.

The following table presents for each SFAS 157 hierarchy level, the Bank’s assets and liabilities that are measured at fair value on its Statement of Condition at September 30, 2008.

				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets:
Trading securities	$6,555	$-	$-	$-	$6,555
Available-for-sale securities	-	-	26,384	-	26,384
Derivative assets	-	559,540	-	(541,230)	18,310

Total assets at fair value	6,555	559,540	26,384	(541,230)	51,249

Liabilities:
Derivative liabilities	-	1,147,049	-	(735,197)	411,852

Total liabilities at fair value	-	1,147,049	-	(735,197)	411,852

Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur. The following tables present a reconciliation of all assets and liabilities that are measured

Notes to Financial Statements (unaudited) (continued)

at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2008.

Fair Value Measurements Using
(in thousands)	Significant Unobservable Inputs (Level 3)
Balance at July 1, 2008	$-

Total gains or losses (realized/unrealized):
Included in other comprehensive income	(956)
Purchase, issuances and settlements	(1,525)
Transfers in and/or out of Level 3	28,865

Balance at September 30, 2008	$26,384

Total amount of gains or losses for the three month period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2008	$-
Balance at January 1, 2008	$24,916

Total gains or losses (realized/unrealized):
Included in other comprehensive income	(2,029)
Purchase, issuances and settlements	(1,834)
Transfers in and/or out of Level 3	5,331

Balance at September 30, 2008	$26,384

Total amount of gains or losses for the nine month period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2008	$-

The following estimated fair value amounts associated with the Bank’s financial instruments have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2008 and December 31, 2007. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. In addition to these estimated fair value limitations on specific assets and liabilities, no value has been ascribed to the future business opportunities of the Bank which would be included in an overall valuation of the Bank as a going concern.

Notes to Financial Statements (unaudited) (continued)

Details regarding the estimation of fair value amounts for each category in the Statement of Condition can be found in Note 21 to the audited financial statements in the Bank’s 2007 Annual Report filed on Form 10-K.

The carrying value and estimated fair values of the Bank’s financial instruments at September 30, 2008 and December 31, 2007 are presented in the tables below.

September 30, 2008
Fair Value Summary Table

	Carrying	Net Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$111,170	$-	$111,170
Interest-earning deposits	9,599	-	9,599
Federal funds sold	4,485,000	(389)	4,484,611
Trading securities	6,555	-	6,555
Available-for-sale securities	26,384	-	26,384
Held-to-maturity securities	14,787,775	(1,411,179)	13,376,596
Loans to members	72,492,501	(357,720)	72,134,781
Mortgage loans held for portfolio, net	6,113,236	(54,144)	6,059,092
BOB loans	11,159	-	11,159
Accrued interest receivable	460,293	-	460,293
Derivative assets	18,310	-	18,310

Liabilities
Deposits	3,051,954	(377)	3,052,331
Consolidated obligations:
Discount notes	26,409,081	(2,367)	26,411,448
Bonds	63,466,393	50,381	63,416,012
Mandatorily redeemable capital stock	4,021	-	4,021
Accrued interest payable	555,585	-	555,585
Derivative liabilities	411,852	-	411,852

Notes to Financial Statements (unaudited) (continued)

December 31, 2007
Fair Value Summary Table

	Carrying	Net Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value
Assets
Cash and due from banks	$67,388	$-	$67,388
Interest-earning deposits	4,389	-	4,389
Federal funds sold	4,725,000	(432)	4,724,568
Trading securities	7,592	-	7,592
Available-for-sale securities	42,370	-	42,370
Held-to-maturity securities	19,911,883	(271,113)	19,640,770
Loans to members	68,797,522	19,892	68,817,414
Mortgage loans held for portfolio, net	6,219,736	(64,062)	6,155,674
BOB loans	12,830	-	12,830
Loans to other FHLBanks	500,000	(46)	499,954
Accrued interest receivable	529,031	-	529,031
Derivative assets	46,969	-	46,969

Liabilities
Deposits	$2,255,662	$(18)	$2,255,680
Consolidated obligations:
Discount notes	34,685,085	(703)	34,685,788
Bonds	58,613,389	(285,726)	58,899,115
Mandatorily redeemable capital stock	3,929	-	3,929
Accrued interest payable	557,178	-	557,178
Derivative liabilities	430,295	-	430,295

Note 13 – Commitments and Contingencies

The twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2008, and through the filing date of this report, the FHLBanks do not believe that it is probable that they will be asked to do so. The Finance Agency, in its discretion and notwithstanding any other provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor.

The FHLBanks considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations. The Bank considers the joint and several liability as a related party guarantee. Related party guarantees meet the recognition scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at September 30, 2008 and December 31, 2007.

Notes to Financial Statements (unaudited) (continued)

During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of Bank advances to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The Bank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2008, the Bank had provided the U.S. Treasury with listings of advance collateral amounting to $20.1 billion, which provides for maximum borrowings of $17.5 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 2008, the Bank has not drawn on this available source of liquidity and had no immediate plans to borrow under this Lending Agreement.

Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including BOB loans, totaled approximately $54.0 million and $2.1 billion at September 30, 2008 and December 31, 2007, respectively. Commitments can be for periods of up to twelve months. Standby letters of credit are executed for members for a fee. A standby letter of credit is generally a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were approximately $7.4 billion and $2.5 billion at September 30, 2008 and December 31, 2007, respectively. Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are fully collateralized at the time of issuance.

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $177.9 million and $6.6 million at September 30, 2008 and December 31, 2007, respectively. The total at September 30, 2008 included $163.7 million remaining of the original $300 million commitment agreement which the Bank had entered into with the FHLBank of Chicago. The balance commitment of $136.3 million was funded during the period July 1, 2008 and September 30, 2008. Delivery commitments are generally for periods not to exceed 45 business days, while master commitments are for periods not to exceed 365 days. In accordance with Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), such commitments are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. The Bank had pledged, as collateral, cash and securities to counterparties that have market risk exposure from the Bank related to derivative agreements. The Bank had $262.6 million and $60.6 million cash pledged at September 30, 2008 and December 31, 2007. There were no securities pledged as of September 30, 2008 and December 31, 2007.

The Bank had committed to issue or purchase consolidated obligations totaling $895.0 million and $960.0 million at September 30, 2008 and December 31, 2007, respectively.

The Bank terminated its previous lease and signed a new lease, effective May 1, 2008, to remain at its existing location, 601 Grant Street. The lease has a term of 17 years, expiring April 30, 2025, with the option for two additional renewal terms of five years each at 90% of market terms. However, the Bank also has the right to terminate the lease, after 10, 12 and 14 years at a cost estimated to be less than $1.0 million. The Bank charged to operating expense net rental costs of approximately $0.5 million and $0.6 million for the three months ended September 30, 2008 and 2007, respectively. The charge of net rental costs to operating expenses were $1.7 million and $1.9 million for the nine months ended September 30, 2008 and 2007, respectively. Lease agreements for Bank

Notes to Financial Statements (unaudited) (continued)

premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

As discussed in Note 8, the Bank has terminated all of its derivative contracts with LBSF. Related to the termination of these contracts, the Bank has a receivable due from LBSF in the amount of $41.5 million as of September 30, 2008. The receivable from LBSF is recorded in the Bank’s Statement of Condition within Other Assets. Management believes it is probable that a loss has been incurred with respect to this receivable as of September 30, 2008. However, the Bank has not recorded a reserve with respect to the receivable from LBSF as of September 30, 2008 because, at this time, the Bank is unable to reasonably estimate the amount of loss that has been incurred. The Bank has filed an adversary proceeding against LBSF and J.P. Morgan Chase Bank, N.A. (JP Morgan) to return the cash collateral posted by the Bank associated with the derivative contracts. See discussion within Note 14 for more information with respect to the proceeding.

Note 14 – Other Developments

As discussed in the Management’s Discussion and Analysis section of this report filed on Form 10-Q, the Bank terminated multiple interest rate swap transactions with LBSF effective September 19, 2008. On October 7, 2008, the Bank filed an adversary proceeding against JP Morgan and LBSF in the Bankruptcy Court alleging constructive trust, conversion, breach of contract, unjust enrichment and injunction claims (Complaint) relating to the right of the Bank to the return of the $41.5 million in Bank posted cash collateral held by JP Morgan in a custodial account established by Lehman as a fiduciary for the benefit of the Bank.

See discussion in Note 13 regarding the LBSF receivable due to the Bank.

The Bank is subject to other legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these other legal proceedings will have a material effect on the Bank’s financial condition or results of operations.

Item 3:	Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Part I. Item 2 of this report on Form 10-Q.

Item 4T:	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2008.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1:	Legal Proceedings

As discussed in the Management’s Discussion and Analysis section of this report filed on Form 10-Q, the Bank terminated multiple interest rate swap transactions with Lehman Brothers Special Financing, Inc. (LBSF) effective September 19, 2008. On October 7, 2008, the Bank filed an adversary proceeding against J.P. Morgan Chase Bank, N.A. (JP Morgan) and LBSF in the United States Bankruptcy Court in the Southern District of New York alleging constructive trust, conversion, breach of contract, unjust enrichment and injunction claims (Complaint) relating to the right of the Bank to the return of the $41.5 million in Bank posted cash collateral held by JP Morgan in a custodial account established by Lehman as a fiduciary for the benefit of the Bank.

Item 1A:	Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2007 Annual Report filed on Form 10-K. Management believes that there have been no material changes to those Risk Factors, other than changes to the FHLBank of Chicago, FHLBank of Des Moines and FHLBank of Seattle outlooks, as noted below.

	Moody’s Investor Service	Standard & Poor’s

Consolidated obligation discount notes	P-1	A-1+

Consolidated obligation bonds	Aaa	AAA

S&P Senior Unsecured
	Moody’s Senior Unsecured Long-	Long-Term Debt
FHLBank	Term Debt Rating/Outlook	Rating/Outlook

Atlanta	Aaa/Stable	AAA/Stable

Boston	Aaa/Stable	AAA/Stable

Chicago	Aaa/Stable	AA/Stable

Cincinnati	Aaa/Stable	AAA/Stable

Dallas	Aaa/Stable	AAA/Stable

Des Moines	Aaa/Stable	AAA/Stable

Indianapolis	Aaa/Stable	AAA/Stable

New York	Aaa/Stable	AAA/Stable

Pittsburgh	Aaa/Stable	AAA/Stable

San Francisco	Aaa/Stable	AAA/Stable

Seattle	Aaa/Stable	AA+/Positive

Topeka	Aaa/Stable	AAA/Stable

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3:	Defaults upon Senior Securities

None.

Item 4:	Submission of Matters to a Vote of Security Holders

None.

Item 5:	Other Information

None.

Item 6:	Exhibits

Exhibit 10.23	United States Department of the Treasury Lending Agreement dated September 9, 2008
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

∧ ∧ ∧ ∧  Filed previously with Form 8-K and incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: November 10, 2008

By:/s/ Kristina K. Williams
Kristina K. Williams
Chief Financial Officer