Form 10-K
period 2008-12-31
Federal Home Loan Bank of Pittsburgh
filed 2009-03-27
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☑ No
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2008, the aggregate par value of the stock held by members of the registrant was approximately $3,998 million. There were 39,935,342 shares of common stock outstanding at February 28, 2009.

FEDERAL HOME LOAN BANK OF PITTSBURGH

PART I

Item 1:	Business

General

History.  The Federal Home Loan Bank of Pittsburgh (Bank) is one of twelve Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The twelve FHLBanks, along with the Office of Finance (OF — the FHLBanks’ fiscal agent) and the Federal Housing Finance Agency (Finance Agency — the FHLBanks’ regulator) make up the Federal Home Loan Bank System (FHLBank System). The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital (see below) and public sponsorship. The public sponsorship attributes include: (1) being exempt from federal, state and local taxation, except real estate taxes; (2) being exempt from registration under the Securities Act of 1933 (1933 Act) (the FHLBanks are required by Finance Agency regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act) to register a class of their equity securities under the Securities Exchange Act of 1934 (1934 Act)); and (3) having a line of credit with the United States Treasury.

Cooperative.  The Bank is a cooperative institution, owned by financial institutions that are also its primary customers. Any building and loan association, savings and loan association, commercial bank, homestead association, insurance company, savings bank, credit union or insured depository institution that maintains its principal place of business in Delaware, Pennsylvania or West Virginia and that meets varying requirements can apply for membership in the Bank. The Housing Act expanded membership to include Community Development Financial Institutions (CDFIs). The Finance Agency has not yet issued regulations regarding CDFI membership. All members are required to purchase capital stock in the Bank as a condition of membership. The capital stock of the Bank can be purchased only by members.

Mission.  The Bank’s primary mission is to intermediate between the capital markets and the housing market through member financial institutions. The Bank provides credit for housing and community development through two primary programs. First, it provides members with loans against the security of residential mortgages and other types of high-quality collateral; second, the Bank purchases residential mortgage loans originated by or through member institutions. The Bank also offers other types of credit and non-credit products and services to member institutions. These include letters of credit, interest rate exchange agreements (interest rate swaps, caps, collars, floors, swaptions and similar transactions), affordable housing grants, securities safekeeping, and deposit products and services. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the OF and uses these funds to provide its member financial institutions with a reliable source of credit for these programs. The United States government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

Overview.  The Bank is a GSE, chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s principal strategic position has been derived from its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. Historically, this fundamental competitive advantage, coupled with the joint and several cross-guarantee on FHLBank System debt, has distinguished the Bank in the capital markets and has enabled it to present attractively priced funding to members. However, over the past year as the financial crisis worsened, the spread between FHLBank System debt and Treasury debt has widened, making it more difficult for the Bank to provide term funding to members at attractive rates. Though chartered by Congress, the Bank is privately capitalized by its member institutions, which are voluntary participants in its cooperative structure. The characterization of the Bank as a voluntary cooperative with the status of a federal instrumentality differentiates the Bank from a traditional banking institution in three principal ways:

First, members voluntarily commit capital required for membership principally in order to gain access to the funding and other services provided by the Bank. The value in membership may be derived from the access to liquidity and the availability of favorably priced liquidity, as well as the potential for dividend on the capital investment. Management recognizes that financial institutions choose membership in the Bank principally for access to attractively priced liquidity, dividends, and the value of the products offered within this cooperative.

Second, because the Bank’s customers and shareholders are predominantly the same group of 323, normally there is a need to balance the pricing expectations of customers with the dividend expectations of shareholders, although both are the same institutions. This is a challenge in the current economic environment. By charging wider spreads on loans to customers, the Bank could generate higher dividends for shareholders. Yet these same shareholders viewed as customers would generally prefer narrower loan spreads. In normal market conditions, the Bank strives to achieve a balance between the twin goals of providing liquidity and other services to members at advantageous prices and potentially generating an attractive dividend. The Bank typically does not strive to maximize the dividend yield on the stock, but to produce an earned dividend that compares favorably to short-term interest rates, compensating members for the cost of the capital they have invested in the Bank. As previously announced on December 23, 2008, the Bank has voluntarily suspended dividend payments until the Bank believes it is prudent to restore them, in an effort to build capital. Following the significant increase in the Bank’s risk-based capital requirement in November 2008 due to deterioration in the market values of the Bank’s private label MBS, the Bank was narrowly in compliance with its risk-based capital requirement. As a result, the Bank submitted a capital restoration plan to the Finance Agency on February 27, 2009, which is pending with the Finance Agency. The plan submitted to the Finance Agency requests that the Bank not be required to increase member capital requirements unless it becomes significantly undercapitalized, which by definition would mean the Bank meets less than 75% of its risk-based, total or leverage capital requirements. The Bank was in compliance with its risk-based, total and leverage capital requirements at December 31, 2008.

Finally, the Bank is different from a traditional banking institution because its GSE charter is based on a public policy purpose to assure liquidity for housing and to enhance the availability of affordable housing for lower-income households. In upholding its public policy mission, the Bank offers a number of programs that consume a portion of earnings that might otherwise become available to its shareholders. The cooperative GSE character of this voluntary membership organization leads management to strive to maximize the overall value of Bank membership and the primary purpose of membership which is access to funding.

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make loans to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. Housing associates that are not state housing finance agencies are limited to pledging to the Bank as security for loans their Federal Housing Administration (FHA) mortgage loans and securities backed by FHA mortgage loans. Housing associates that are state housing finance agencies (that is, they are also instrumentalities of state or local governments) may, in addition to pledging FHA mortgages and securities backed by FHA mortgages, also pledge as collateral for Bank loans: 1) U.S. Treasury and agency securities; 2) single and multifamily mortgages; 3) AAA-rated securities backed by single and multifamily mortgages; and 4) deposits with the Bank. As of December 31, 2008, the Bank had approved three state housing finance agencies as housing associate borrowers. One of the housing associates has borrowed from the Bank from time to time, but had no balance as of December 31, 2008.

Supervision and Regulation.  The Bank is supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the United States government. The Finance Agency ensures that the Bank carries out its housing finance mission, remains adequately capitalized and able to raise funds in the capital markets, and operates in a safe and sound manner. The Finance Agency establishes regulations and otherwise supervises the operations of the Bank, primarily via periodic examinations. The Bank is also subject to regulation by the Securities and Exchange Commission (SEC).

Regulatory Oversight, Audits and Examinations

Regulation.  The Finance Agency supervises and regulates the FHLBanks and the OF. The Finance Agency establishes policies and regulations covering the operations of the FHLBanks. The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Department of the Treasury (Treasury) receives the Finance Agency’s annual report to Congress, weekly reports reflecting consolidated obligations transactions of the FHLBanks, weekly reports (through its agent, the Federal Reserve Bank of New York) listing eligible collateral in support of the Government-Sponsored Enterprise Credit Facility (GSECF) Lending Agreement, and other reports reflecting the operations of the FHLBanks. The Bank is also subject to regulation by the SEC.

Examination.  At a minimum, the Finance Agency conducts annual onsite examinations of the operations of the Bank. In addition, the Comptroller General has authority under the Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of any financial statements of the Bank.

Audit.  The Bank has an internal audit department that conducts routine internal audits and reports directly to the Audit Committee of the Bank’s Board of Directors (Board). In addition, an independent Registered Public Accounting Firm (RPAF) audits the annual financial statements of the Bank. The independent RPAF conducts these audits following the Standards of the Public Company Accounting Oversight Board (PCAOB) of the United States of America and Government Auditing Standards issued by the Comptroller General. The Bank, the Finance Agency, and Congress all receive the RPAF audit reports.

Loans to Members

Loan Products

The Bank makes loans (sometimes referred to as advances) to members and eligible nonmember housing associates on the security of pledged mortgage loans and other eligible types of collateral.

The following table presents a summary and brief description of the loan products offered by the Bank as of December 31, 2008. Information presented below relates to loans to members and excludes mortgage loans purchased by the Bank and held for portfolio and loans relating to the Banking on Business (BOB) program, which are discussed in detail below.

Member Loan Portfolio as of December 31, 2008

				Pct. of Total
Product	Description	Pricing(1)	Maturity	Portfolio

RepoPlus	Short-term fixed-rate loans; principal and interest paid at maturity.	8-35 bps	1 day to 3 months	8.9%

Mid-Term RepoPlus	Mid-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly.	8-35 bps	3 months to 3 years	47.4%

Term Loans	Long-term fixed-rate and adjustable-rate loans; principal paid at maturity; interest paid quarterly (includes amortizing loans with principal and interest paid monthly); Affordable Housing loans and Community Investment loans	10-35 bps	3 years to 30 years	25.0%

Convertible Select	Long-term fixed-rate and adjustable-rate loans with conversion options sold by member; principal paid at maturity; interest paid quarterly.	18-40 bps	1 year to 15 years	12.4%

Hedge Select	Long-term fixed-rate and adjustable-rate loans with embedded options bought by member; principal paid at maturity; interest paid quarterly.	13-35 bps	1 year to 10 years	0.3%

Returnable	Loans in which the member has the right to prepay the loan without a fee after a specified period.	10-35 bps	1 year to 10 years	6.0%

Note:

(1)	Pricing spread over the Bank’s cost of funds at origination, quoted in basis points (bps). One basis point equals 0.01%. Premium pricing tier receives five basis points over standard pricing, due to credit risk. The premium pricing tier relates to those members in collateral delivery status to cover administrative expenses.

RepoPlus.  The Bank serves as a major source of liquidity for its members. Access to the Bank for liquidity purposes can reduce the amount of low-yielding liquid assets a member would otherwise need to hold for liquidity purposes. The Bank has two primary RepoPlus loan products that serve member short-term liquidity needs, RepoPlus and Open RepoPlus. RepoPlus is a short-term (1-89 day) fixed-rate product and Open RepoPlus is a revolving line of credit which allows members to borrow, repay and re-borrow based on the terms of the lines of credit. As of December 31, 2008, the total par value of these two products was $5.3 billion. These short-term balances tend to be extremely volatile as members borrow and repay frequently.

Mid-Term RepoPlus.  The Bank’s loan products also help members in asset/liability management by offering loans to minimize the risks associated with the maturity, amortization and prepayment characteristics of mortgage loans. Such loans from the Bank can reduce a member’s interest rate risk associated with holding long-term fixed-rate mortgage loans. The Mid-Term RepoPlus product assists members with managing intermediate-term interest rate risk. To assist members with managing the basis risk, or the risk of a change in the spread relationship between two indices, the Bank offers adjustable-rate Mid-Term RepoPlus with maturity terms between 3 months and 3 years. Adjustable-rate, Mid-Term RepoPlus can be priced based on the prime rate, Federal funds rate, 1-month London Interbank Offered Rate (LIBOR) or 3-month LIBOR indices. The LIBOR indices are most popular with the Bank’s members. As of December 31, 2008, the par value of Mid-Term RepoPlus loans totaled $28.2 billion. The loan balances tend to be somewhat unpredictable as these loans are not always replaced as they mature; the Bank’s members’ liquidity needs drive these fluctuations.

Term Loans.  For managing longer-term interest rate risk and to assist with asset/liability management, the Bank primarily offers long-term fixed-rate loans for terms from 3 to 30 years. Amortizing long-term fixed-rate loans can be fully amortized on a monthly basis over the term of the loan or amortized balloon-style, based on an amortization term longer than the maturity of the loan. As of December 31, 2008, the par value of term loans totaled $14.9 billion.

Convertible Select, Hedge Select and Returnable.  Some of the Bank’s loans contain embedded options. The member can either sell an embedded option to the Bank or it can purchase an embedded option from the Bank. As of December 31, 2008, the par value of loans to members for which the Bank had the right to convert the loan, called Convertible Select, constituted $7.4 billion of the loan portfolio. Loans in which the members purchased an option from the Bank, called Hedge Select, constituted $150.0 million par value of the loan portfolio. Loans in which members have the right to prepay the loan without a fee, called Returnable, constituted $3.6 billion par value of the loan portfolio.

Collateral

The Bank makes loans to members and eligible nonmember housing associates based upon the security of pledged mortgage loans and other eligible types of collateral. In addition, the Bank has established lending policies and procedures to limit risk of loss while balancing the members’ needs for funding; the Bank also protects against credit risk by fully collateralizing all loans to members and nonmember housing associates. The Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews a loan.

Collateral Agreements.  The Bank provides members with two options regarding collateral agreements; a blanket collateral pledge agreement and a specific collateral pledge agreement. Under a blanket agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and at times certain ineligible collateral assets, to secure the member’s obligations with the Bank. Under a specific agreement, the Bank obtains a lien against the specific eligible collateral assets of a member, to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral. The specific agreement covers only those assets identified; the Bank is therefore relying on a specific subset of the member’s total eligible collateral as security for the member’s loans. In both cases (members under either blanket or specific agreement), the Bank perfects its security interest under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement. The Bank requires housing finance agencies (HFAs) and insurance companies to sign specific agreements.

Collateral Status.  Under both types of collateral agreements, a member is assigned a collateral status based on the Bank’s determination of the member’s current financial condition and credit product usage, as well as other information that may have been obtained. The least restrictive collateral status, and the most widely used by the Bank’s members, is the undelivered collateral status. This status is generally assigned to lower risk institutions pledging collateral. Under undelivered collateral status, a member borrower is not required to deliver detailed reporting on pledged assets; rather, the Bank monitors the eligible collateral using regulatory financial reports, which are typically submitted quarterly, and/or periodic collateral certification reports, which are submitted to the

Bank by the member. Origination of new loans or renewal of loans must only be supported by certain eligible collateral categories. Approximately 81.4% of the collateral pledged to the Bank is under a blanket lien agreement and in undelivered status. The remaining 18.6% of the collateral pledged to the Bank is in either listing or delivery status, which is discussed below. At December 31, 2008, seven of the Bank’s top ten borrowers were in undelivered collateral status and three were in specific-pledge, listing or delivery collateral status.

Under the Bank’s policy, the Bank may require members to provide a detailed listing of eligible loan collateral being pledged to the Bank due to their high usage of Bank credit products, the type of assets being pledged or the credit condition of the member. This is referred to as listing collateral status. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. This listing may include such detailed information on assets pledged as amount, payments, maturity date, interest rate, and, in the case of mortgage loans pledged, loan-to-value (LTV) ratio, collateral type and FICO score. In some cases, the member may benefit by listing collateral, in lieu of undelivered status, since it may result in a higher collateral weighting being applied to the collateral (discussed below). The Bank benefits from listing collateral status because it provides more loan information to calculate a more precise valuation on the collateral. Typically, those members with large, frequent borrowings are covered under listing status with a blanket agreement.

The third collateral status used by the Bank’s members is delivery, or possession, collateral status. In this case, the Bank requires the member to deliver physical possession, or grant control of, eligible collateral to the Bank or a third party custodian for the Bank to sufficiently secure all outstanding obligations. Typically, the Bank would take physical possession/control of collateral if the financial condition of the member was deteriorating or if the member exceeded certain credit product usage triggers. Delivery of collateral may also be required if there is a regulatory action taken against the member by its regulator that would indicate inadequate controls or other conditions that would be of concern to the Bank. Delivery collateral status may apply to both blanket lien and specific agreements. The Bank requires delivery of collateral from de novo institution members at least during their first two years of operation.

With respect to specific collateral agreement borrowers (typically HFAs and insurance companies, as noted above), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or mortgage loans to the Bank or its custodian.

All eligible collateral securing loans to members is discounted to protect the Bank from default in adverse conditions. These discounts, also referred to as collateral weighting, vary by collateral type and are presented in detail in the table entitled “Lending Value Assigned to the Collateral as a Percentage of Value” below. The discounts typically include margins for estimated costs to sell or liquidate and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them for individual borrowers on a case-by-case basis as well as the members’ reporting requirements to the Bank.

The Bank determines the type and amount of collateral each member has available to pledge as security for Bank loans by reviewing, on a quarterly basis, the call reports the members file with their primary banking regulators. Depending on a member’s credit product usage and current financial condition, that member may also be required to file a Qualifying Collateral Report (QCR) on a quarterly or monthly basis. See the Credit and Counterparty discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7. Management’s Discussion and Analysis) in this 2008 Annual Report filed on Form 10-K for further information. The resulting total after any collateral weighting is referred to as a member’s maximum borrowing capacity (MBC). The Bank also performs periodic on-site collateral reviews of its borrowing members to confirm the amounts and quality of the eligible collateral pledged for the member’s loans. For certain pledged residential and commercial mortgage loan collateral, as well as delivered and third-party held securities, the Bank employs outside service providers to assist in determining values. In addition, the Bank has developed and maintains an Internal Credit Rating (ICR) system that assigns each member a numerical rating on a scale of one to ten. The combination of the member’s ICR, borrowing levels, assigned collateral values and on-site collateral review results determine collateral weightings and collateral status. The Bank reserves the right, at its discretion, to refuse certain collateral or to adjust collateral weightings that are applied. In addition, the Bank can require additional or substitute collateral during the life of a loan to protect its security interest.

Please see the Collateral discussion within “Risk Management” in Item 7. Management’s Discussion and Analysis for additional details regarding eligible collateral.

Priority.  As additional security for each member’s indebtedness, the Bank has a statutory lien on the member’s capital stock in the Bank. In the event of a deterioration in the financial condition of a member, the Bank will take control of sufficient eligible collateral to further perfect its security interest in collateral pledged to secure the members’ indebtedness to the Bank. Members with deteriorating creditworthiness or those exceeding certain product usage levels are required to deliver collateral to secure their obligations with the Bank. Furthermore, the Bank requires separate approval of such members’ new or additional loans.

The Act affords any security interest granted to the Bank by any member, or any affiliate of a member, priority over the claims and rights of any third party, including any receiver, conservator, trustee or similar party having rights of a lien creditor. The only two exceptions are: (1) claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value; and (2) parties that are secured by actual perfected security interests ahead of the Bank’s security interests. The Bank has detailed liquidation plans in place to expedite the sale of securities and loan collateral upon the failure of a member. At December 31, 2008 and 2007, respectively, on a borrower-by-borrower basis, the Bank had eligible collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all loans. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

Nationally, during 2008, 25 institutions insured by the Federal Deposit Insurance Corporation (FDIC) failed. To date, none of the FHLBanks have incurred any losses on loans outstanding to these institutions. Although these institutions were members of the System, only one was a member of the Bank. The Bank had no loans or other credit products outstanding to this member at the time of the closure. The Bank did not incur any credit losses as a result of the receivership of this member institution.

Types of Collateral.  At December 31, 2008, approximately 42.0% of the total member eligible collateral available to secure loans made by the Bank was single-family, residential mortgage loans. Generally, the Bank uses a discounted cash flow model to value its traditional listed or delivered mortgage loan collateral. Since 2006, the Bank has contracted with a leading provider of comprehensive mortgage analytical pricing to provide more precise valuations of some listed and delivered residential mortgage loan collateral. The Bank assigns book value to non-listed and non-delivered collateral.

Another major category of collateral is high quality securities, including U.S. Treasuries, U.S. agency securities, GSE mortgage-backed securities, and private label mortgage-backed securities with a credit rating of AAA, which in total accounted for approximately 26.3% of the total amount of eligible collateral (after collateral weighting) held by members at December 31, 2008.

The Bank will also accept FHLB deposits and multi-family residential mortgage loans as eligible collateral. These comprised only 3.5% of the collateral (after collateral weighting) used to secure loans at December 31, 2008.

The Bank also may accept other real estate related collateral (ORERC) as qualifying collateral as long as it has a readily ascertainable value and the Bank is able to perfect a security interest in it. Types of acceptable ORERC include commercial mortgage loans and second-mortgage installment loans; the overall amount of eligible ORERC is typically subject to a limit of 50% of a member’s maximum borrowing capacity. Since 2007, the Bank has contracted with a leading provider of multi-family and commercial mortgage analytical pricing to provide more precise valuations of listed and delivered multi-family and commercial mortgage loan collateral.

ORERC accounts for approximately 28.2% of the total amount of eligible collateral (after collateral weighting) held by members as of December 31, 2008. The Bank does not have a loan secured by a member’s pledge of any form of non-residential mortgage assets other than ORERC, eligible securities and/or Community Financial Institutions (CFI) collateral.

In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm and small agri-business loans and securities representing a whole interest in such secured loans. During 2008, the Housing Act redefined member CFIs as FDIC-insured institutions with no more than

$1.0 billion in average assets over the past three years. However, the Bank has not implemented this expanded authority at this point. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. If delivery of collateral is required, the Bank will accept such ORERC and CFI collateral only after determining the member has exhausted all other available collateral of the types enumerated above. Loans to members holding CFI collateral within their total collateral base totaled approximately $5.4 billion as of December 31, 2008. However, these loans were collateralized by sufficient levels of non-CFI collateral.

The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories; such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Nontraditional residential mortgage loans are defined as mortgage loans that allow borrowers to defer payment of principal or interest. These loans, which also may be referred to as “alternative” or “exotic” mortgage loans, may be interest-only loans, payment-option loans, negative-amortization loans or collateral-dependent loans. They may have other features, such as variable interest rates with below-market introductory rates, simultaneous second-lien loans and reduced documentation to support the repayment capacity of the borrower. Nontraditional residential mortgage loans exhibit characteristics that may result in increased risk relative to traditional residential mortgage loans. They may pose even greater risk when granted to borrowers with undocumented or undemonstrated repayment capacity, such as low or no documentation loans or those with credit characteristics that would be characterized as subprime. The potential for increased risk is particularly true if the nontraditional residential mortgage loans are not underwritten to determine a borrower’s capacity to repay the loan at the full payment amount once a temporarily reduced payment period expires.

The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in its compilation of mortgage data each quarter. This amount is deducted from the calculation of the member’s maximum borrowing capacity. Members may request that subprime and nontraditional mortgage loan collateral be added to the member’s eligible collateral pool with the understanding that they will be subject to a rigorous on-site review of such collateral, processes and procedures for originating and servicing the loans, an analysis of the quality of the loan level data and a review of the loan underwriting. These mortgage loans will receive weightings based on a case-by-case review by the Bank. Management believes that the Bank has limited exposure to subprime and nontraditional loans due to its business model, conservative policies pertaining to collateral and low credit risk due to the design of its mortgage loan programs.

Although collateralized debt obligations (CDOs) are not considered an eligible collateral asset class by the Bank, it is possible that the Bank may have CDOs pledged as collateral through the blanket-lien pledge. In general, all securities pledged as collateral must be rated AAA in order to qualify as eligible collateral to originate or renew a credit product.

The various types of eligible collateral and related lending values as of December 31, 2008 are summarized in the table and accompanying footnotes listed below:

	Lending Value Assigned to the Collateral as a
	Percentage of Value(1)
	Blanket Lien-		Specific
	Physical Delivery	Blanket Lien-	Pledge
Qualifying Collateral	or Detailed Listing	Undelivered	Agreement
FHLBank deposit pledged to the FHLBank and under the sole control of the FHLBank	100%	n/a	100%

U.S. government securities	97%	95%	90%

U.S. agency securities, including securities of the FFCB and FHLBank consolidated obligations	97%	95%	90%

Mortgage-backed securities, including collateralized mortgage obligations issued or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae	95%	90%	85%

Non-agency AAA mortgage-backed securities, including collateralized mortgage obligations, representing a whole interest in such mortgages(2)	80%	75%	70%

FHA, VA or Conventional whole, fully disbursed, owner-occupied first-mortgage loans secured by 1- to 4-family residences which are not more than 30 days delinquent(3)	75%	70% standard credit quality(5) 73% high credit quality 75% highest credit quality	Up to 65%

Conventional whole, fully disbursed, non owner-occupied first-mortgage loans secured by 1- to 4- family residences which are not more than 30 days delinquent(3)	65%	60% standard credit quality 63% high credit quality 65% highest credit quality	Up to 65%

Subprime and nontraditional mortgage loans-weightings based on a case-by-case review	Accepted on a case-by-case basis at members’ request at no greater than 65%.	n/a	n/a

Conventional and FHA whole, fully disbursed first-mortgage loans secured by multi-family properties which are not more than 30 days delinquent(4)	68%	65% standard credit quality 67% high credit quality 68% highest credit quality	60%

Other real estate-related collateral (ORERC); includes CFI-eligible collateral (including small-business, small agri-business and small farm loans) subject generally to a limit of 50% of MBC, which are not more than 30 days delinquent	55%	50% standard credit quality 53% high credit quality 55% highest credit quality	45%

Obligations of state or local government units or agencies, rated at least AA by a nationally recognized rating agency for standby letters of credit that assist members in facilitating residential housing finance or community lending; these securities must be delivered	65%	65%	60%

n/a — not available

Notes:

(1)	Book value is assumed to equal fair value for non-delivered, non-securities collateral where fair value is not readily available.
(2)	High risk securities, including without limitation, Interest-Only (IOs), Principal-Only (POs) residuals and other support-type bonds are not qualifying collateral. The securities must also have a readily ascertainable market value (as defined and determined by the Bank) and in which the Bank is able to perfect a security interest. The Bank considers these investments to be high quality securities.
(3)	No home mortgage loan otherwise eligible to be accepted as collateral for a loan shall be accepted as collateral if any director, officer, employee, attorney or agent of the Bank or of the borrowing member is personally liable thereon unless the Board has approved such acceptance by resolution and the Finance Agency has endorsed such resolution.
(4)	Mutual funds, invested 100% in underlying securities, including cash and cash equivalents, that otherwise are any of the types of qualifying collateral listed above qualify as collateral and may be accepted on a specific listing and/or delivered basis. Acceptability of such funds will be determined at the discretion of the Bank, based on its ability to perfect a security interest in, and readily ascertain a market value for, such collateral. Collateral weighting will be set at moderately lower levels than those the Bank applies directly to the qualifying collateral category in which the fund is invested.
(5)	“Credit Quality” relates to the members’ Internal Credit Rating as described previously in the “Collateral Status” discussion.

The Bank’s Board has approved the following changes in collateral weightings and the acceptance of certain collateral within the Bank’s Member Products Policy effective May 4, 2009:

Non-agency mortgage-backed securities (AAA):  A collateral weighting decrease of 5%; warranted in light of continued market conditions.

1-4 Family Mortgage Loans — Owner Occupied (QCR Members Only):  A collateral weighting increase of up to 5%; being implemented in light of the more granular and timely data provided to the Bank on the QCR.

Nontraditional Mortgage Loans (Listing Status Only):  A collateral weighting decrease of 5%; warranted in light of continued market conditions.

Subprime Mortgage Loan:  The Bank will no longer accept this type of loan as eligible collateral.

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

Banking on Business (BOB) Loans

In addition to the loans to members discussed above, the Bank offers the BOB loan program to members, which is specifically targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small business, including both the start-up and expansion of these businesses. The Bank makes funds available to the members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available to them. The intent of the BOB program is as a recoverable grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. Therefore, the accounting for the program follows the provisions of loan accounting whereby a loan is recorded for disbursements to members and an allowance for credit losses is estimated and established through a provision for credit losses. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans as stated in the agreements. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval. In 2009, the Bank will have $3.5 million available to assist small businesses through the BOB loan program. By comparison, the Bank committed $7.0 million for this program in 2008.

Investments

Overview.  The Bank maintains a portfolio of investments for two main purposes: liquidity and additional earnings. For liquidity purposes, the Bank typically invests in shorter-term instruments such as overnight Federal funds and balances at the Federal Reserve to ensure the availability of funds to meet member credit needs. The Bank invests in other short-term investments as well, including term Federal funds, interest-earning certificates of deposit and commercial paper. The Bank also maintains a secondary liquidity portfolio which may include U.S. agency and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds.

The Bank further enhances interest income by maintaining a long-term investment portfolio, including securities issued by GSEs, state and local government agencies and private label mortgage-backed securities (MBS). Securities currently in the portfolio were required to carry the top two ratings from Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s (S&P) or Fitch Ratings (Fitch) at the time of purchase. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets. Investment income also bolsters the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenses, and to satisfy its statutory Resolution Funding Corporation (REFCORP) assessment. See the “Risk Management — Credit and Counterparty Risk” section of Item 7. Management’s Discussion and Analysis for discussion of the credit risk of the investment portfolio and information on these securities’ current ratings.

Prohibitions.  Under Finance Agency regulations, the Bank is prohibited from purchasing certain types of securities, including:

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

The provisions of the Finance Agency regulatory policy, the FHLBank System Financial Management Policy, further limit the Bank’s investment in MBS and asset-backed securities. These provisions require that the total book value of MBS owned by the Bank not exceed 300 percent of the Bank’s previous month-end regulatory capital on the day it purchases additional MBS. In addition, the Bank is prohibited from purchasing:

•	interest-only or principal-only strips of mortgage-backed securities;

•	residual-interest or interest-accrual classes of collateralized mortgage obligations and real estate mortgage investment conduits;

•	fixed-rate or floating-rate MBS that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.

In March 2008, an increase in the investment level of MBS was authorized for the FHLBanks by the Finance Agency for two years. Subject to approval by the Board and filing of required documentation, the Bank may invest up to 600 percent of regulatory capital in MBS. The Bank has not sought approval to exceed the original 300 percent limit. The FHLBanks are also prohibited from purchasing a consolidated obligation as part of the consolidated obligation’s initial issuance. The Bank’s Investment Policy prohibits it from investing in another FHLBank consolidated obligation at any time. Since July 2006, the Federal Reserve Board (Federal Reserve) has required Reserve Banks to release interest and principal payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. The prohibitions on purchasing FHLBank consolidated obligations noted above will be temporarily waived if the Bank is obligated to accept the direct placement of consolidated obligation discount notes to assist in the management of any daily funding shortfall of another FHLBank.

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

The Bank offers three products under the MPF Program that are differentiated primarily by their credit risk structures: Original MPF, MPF Plus, and MPF Government. Further details regarding the credit risk structure for each of the products, as well as additional information regarding the MPF Program and the products offered by the Bank is provided in the “Mortgage Partnership Finance Program” section in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

On April 23, 2008, FHLBank of Chicago announced that it would not be purchasing loans under the MPF Program after July 31, 2008. This decision did not impact the Bank because the Bank has not sold any loans to FHLBank of Chicago since January 2007. The Bank remains committed to the MPF Program as an attractive secondary market alternative for community and mid-sized banks, and FHLBank of Chicago has been clear in its commitment to continue its role as service provider for the Bank and other participating FHLBanks. Additional details regarding risks associated with the MPF Program are discussed in Item 1A. Risk Factors in this 2008 Annual Report filed on Form 10-K under the Risk Factor entitled “The MPF Program has different risks than those related to the Bank’s traditional loan business, which could adversely impact the Bank’s profitability.”

On June 30, 2008, the Bank agreed to purchase up to $300 million of 100% participation interests in new MPF loans from FHLBank of Chicago. This transaction is covered by an existing agreement and a separate agreement executed with FHLBank of Chicago and other MPF Banks under which the Bank has previously sold participation interests. As of December 31, 2008, the Bank had purchased $218.0 million. The agreement to purchase MPF loans from FHLBank of Chicago expired October 31, 2008. In January 2009, the Finance Agency gave approval to the Bank to offer MPF Xtra, a new MPF product available under the MPF Program. MPF Xtra allows PFIs to sell residential, conforming fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the credit structure of the traditional MPF Program. In the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank.

The Bank held approximately $6.1 billion and $6.2 billion in mortgage loans at par under the MPF Program at December 31, 2008 and December 31, 2007 respectively; these balances represented approximately 6.7% and 6.1% of total assets, respectively. Mortgage loans contributed approximately 9.4% of total interest income in 2008, and approximately 7.9% in 2007.

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

Participating members are paid a credit enhancement fee for retaining and managing a portion of the credit risk in the conventional mortgage loan portfolios sold to the Bank under the traditional MPF Program. The credit enhancement structure motivates participating members to minimize loan losses on mortgage loans sold to the

Bank. The Bank is responsible for managing the interest rate risk, prepayment risk, liquidity risk and a portion of the credit risk associated with the mortgage loans.

The FHLBank of Chicago, in its role as MPF Provider, provides the programmatic and operational support for the MPF Program and is responsible for the development and maintenance of the origination, underwriting and servicing guides.

The Finance Agency requires that all pools of MPF Program loans purchased by the Bank have the credit risk exposure equivalent of a AA rated mortgage instrument. The Bank maintains an allowance for credit losses on its mortgage loans that management believes is adequate to absorb any probable losses incurred beyond the credit enhancements provided by participating members. The Bank had approximately $4.3 million and $1.1 million in an allowance for credit losses for this program at December 31, 2008 and 2007, respectively.

“Mortgage Partnership Finance,” “MPF” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the FHLBanks, backed by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the United States government, and the United States government does not guarantee them. Moody’s has rated consolidated obligations Aaa/P-1, and S&P has rated them AAA/A-1+. The total par value of the consolidated obligations of the Bank and the FHLBank System are as follows:

	December 31,	December 31,
(in millions)	2008	2007

Consolidated obligation bonds	$62,066.6	$61,520.8
Consolidated obligation discount notes	22,883.8	34,801.9

Total Bank consolidated obligations	$84,950.4	$96,322.7

Total FHLBank System combined consolidated obligations	$1,251,541.7	$1,189,706.1

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

Consolidated Obligation Bonds.  On behalf of the Bank, the OF issues bonds that the Bank uses primarily to fund loans to members. The Bank also uses bonds to fund the MPF Program and its investment portfolio. Typically, the maturity of these bonds ranges from one year to ten years, but the maturity is not subject to any statutory or regulatory limit. Bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. To reduce interest rate risk, the Bank swaps much of its term debt issuance to floating rates through the use of interest rate swaps.

Bonds can be issued in several ways. The first way is through a daily auction for both bullet (non-callable and non-amortizing) and American-style (callable daily after lock out period expires) callable bonds. Bonds can also be issued through a selling group, which typically has multiple lead investment banks on each issue. The third way bonds can be issued is through a negotiated transaction with one or more dealers. The process for issuing bonds under the three general methods above can vary depending on whether the bonds are non-callable or callable.

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

There are three methods for issuing discount notes. First, the OF auctions one-, two-, three- and six-month discount notes twice per week and any FHLBank can request an amount to be issued. The market sets the price for these securities. The second method of issuance is via the OF’s window program through which any FHLBank can offer a specified amount of discount notes at a maximum rate and a specified term up to 365 days. These securities are offered daily through a 17-member consolidated discount note selling group of broker-dealers. The third method is via reverse inquiry, wherein a dealer requests a specified amount of discount notes be issued for a specific date and price. The OF shows reverse inquiries to the FHLBanks, which may or may not choose to issue those particular discount notes.

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

The Bank implemented its capital plan on December 16, 2002 (capital plan). In general, the capital plan requires each member to own stock in an amount equal to the aggregate of a membership stock requirement and an activity-based stock requirement. The Bank may adjust these requirements from time to time within limits established in the capital plan.

Bank capital stock may not be publicly traded; it may be issued, exchanged, redeemed and repurchased at its stated par value of $100 per share. Under the capital plan, capital stock may be redeemed upon five years’ notice, subject to certain conditions. In addition, the Bank has the discretion to repurchase excess stock from members. Ranges have been built into the capital plan to allow the Bank to adjust the stock purchase requirement to meet its regulatory capital requirements, if necessary. Please refer to the detailed description of the capital plan attached as Exhibit 4.1 to the Bank’s registration statement on Form 10, as amended, filed July 19, 2006. On December 23, 2008, the Bank announced its decision to voluntarily suspend excess capital stock repurchases until further notice. This action was taken after careful analysis and consideration of certain negative market trends and the impact on the Bank’s profitability and financial condition. On February 27, 2009, the Bank submitted a capital restoration plan to the Finance Agency; the review of this plan is pending.

Dividends and Retained Earnings.  The Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay only a cash dividend. Effective September 26, 2008, the Bank revised its previous retained earnings policy and established a new capital adequacy metric, referred to as the Projected Capital Stock Price (PCSP). This metric retains the overall risk components approach of the previous policy but expands and refines the risk components to calculate an estimate of capital-at-risk, or the projected variability of capital stock. As of December 31, 2008, the balance in retained earnings was $170.5 million. Under the policy, the amount of dividends the Board determines to pay out, if any, is affected by, among other factors, the level of retained earnings recommended under this new retained earnings policy. On December 23, 2008, the Bank announced its decision to voluntarily suspend payment of dividends until further notice.

Derivatives and Hedging Activities

The Bank enters into interest rate swaps, swaptions, interest rate cap and floor agreements and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. The Bank uses these derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve its risk management objectives. The Bank uses derivative financial instruments in several ways: (1) by designating them as a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; (2) by acting as an intermediary between members and the capital markets; or (3) in asset/liability management (i.e., an economic hedge). See Note 11 to the audited financial statements for additional information.

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

The Finance Agency regulates the Bank’s use of derivatives. The regulations prohibit the trading in or speculative use of these instruments and limit credit risk arising from these instruments. The Bank typically uses derivatives to manage its interest rate risk positions and mortgage prepayment risk positions. All derivatives are recorded in the Statement of Condition at fair value.

The following tables summarize the derivative instruments, along with the specific hedge transaction utilized to manage various interest rate and other risks. The Bank periodically engages in derivative transactions classified as cash flow hedges primarily through a forward starting interest rate swap that hedges an anticipated issuance of a consolidated obligation. The Bank had no outstanding cash flow hedges as of December 31, 2008.

Derivative Transactions Classified as Fair Value Hedges

			Notional Amount
			Outstanding at
Derivative			December 31, 2008
Hedging Instrument	Hedged Item	Purpose of Hedge Transaction	(in millions)
Pay fixed, receive floating interest rate swap	Mid-term and long-term fixed-rate loans to members	To protect against an increase in interest rates by converting the member loan’s fixed-rate to a floating-rate	$24,137.9

Receive fixed, pay floating interest rate swap	Noncallable fixed-rate consolidated obligation bonds	To protect against a decline in interest rates by converting the fixed-rate to a floating-rate	17,090.1

Receive fixed, pay floating interest rate swap, with a call option	Callable fixed-rate consolidated obligation bonds	To protect against a decline in interest rates by converting the fixed-rate to a floating-rate	6,535.8

Returnable pay fixed receive floating interest rate swap	Returnable fixed-rate loans to members	To protect against an increase in interest rates by converting the member loan’s fixed-rate to a floating rate and to eliminate option risk	4,810.0

Pay fixed, receive floating interest rate swap, with a put option	Convertible select fixed-rate loans with put options	To protect against an increase in interest rates by converting the member loan’s fixed-rate to a floating-rate	3,456.2

Pay floating with embedded features, receive floating interest rate swap	Convertible select floating-rate loans with embedded features	To eliminate option risk	1,310.0

Callable receive floating with embedded features, pay floating interest rate swap	Callable floating-rate consolidated obligation bond with embedded features	To eliminate option risk	380.0

Index amortizing receive fixed, pay floating interest rate swap	Index amortizing consolidated obligation bonds	To convert an amortizing prepayment linked debt instrument to a floating-rate	78.3

Receive fixed-rate convertible to floating-rate with a cap, pay floating interest rate swap, with call options	Callable fixed-rate consolidated obligation bond convertible to a floating-rate with a cap	To convert the fixed-rate or capped rate to a floating-rate	15.0

Derivative Transactions Classified as Economic Hedges

			Notional Amount
			Outstanding at
Derivative			December 31, 2008
Hedging Instrument	Hedged Item	Purpose of Hedge Transaction	(in millions)
Pay floating, receive floating interest rate swap	Not applicable	To protect the debt portfolio from basis risk between 1 month and 3 month LIBOR	$500.0
Interest rate floors	Not applicable	To protect the MPF portfolio against a decrease in interest rates	225.0
Pay fixed, receive floating interest rate swap	Not applicable	To protect against an increase in interest rates by converting the asset’s fixed-rate to a floating-rate	40.0
Mortgage delivery commitments	Not applicable	Commitments to purchase a pool of mortgages	31.2
Pay fixed, receive floating interest rate swap, with a put option	Not applicable	To protect against an increase in interest rates by converting the member loan’s fixed-rate to a floating-rate	11.0
Interest rate swaps for intermediation	Not applicable	To facilitate member access to swap instruments	2.8

Competition

Loans to Members.  The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including the Federal Reserve Banks, the FDIC’s guaranteed unsecured debt program, commercial banks, investment banking divisions of commercial banks, and brokered deposits, largely on the basis of cost as well as types and weightings of collateral. Competition may be greater in regard to larger members, which have greater access to the capital markets. As a result of disruptions in the credit and mortgage markets in the second half of 2007, the Bank experienced unprecedented loan growth. This activity leveled off, however, in 2008.

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

Purchase of Mortgage Loans.  Members have several alternative outlets for their mortgage loan production including Fannie Mae, Freddie Mac, and other secondary market conduits. The MPF Program competes with these alternatives on the basis of price and product attributes. Additionally, a member may elect to hold all or a portion of its mortgage loan production in portfolio, potentially funded by a loan from the Bank. The Bank’s volume of conventional, conforming fixed-rate mortgages has declined as a result of a stagnant housing market and the weak employment and economic conditions. In addition, the lack of an off-balance sheet solution for the MPF program credit structure has affected program pricing and caused the Bank to strategically position the MPF Program for community and regional institutions thereby excluding larger PFIs from participation. If this trend continues, the demand for the MPF program may continue to decline.

Issuance of Consolidated Obligations.  The Bank competes with the U.S. Government, Fannie Mae, Freddie Mac and other government-sponsored enterprises as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt cost or lesser amounts of debt issued at the same cost than otherwise would be the case. The Bank’s status as a GSE affords certain preferential treatment for its debt obligations under the current regulatory scheme for depository institutions operating in the United States as well as preferential tax treatment in a number of state and municipal jurisdictions. Any change in these regulatory conditions as they affect the holders of Bank debt obligations would likely alter the relative competitive position of such debt issuance resulting in potentially higher cost to the Bank. As discussed in the “Legislative and Regulatory Developments” section in Item 7. Management’s Discussion and Analysis, the Federal banking agencies have proposed a lower risk-based capital requirement applicable to Fannie Mae and Freddie Mac debt. If this proposal becomes final and a similar change is not applied to FHLBank debt, the System’s competitive position will erode. In addition, the FDIC’s unsecured debt guarantee program and the extension of the program through October 31, 2009 has created additional competition for the Bank’s debt issuances. See the “Legislative and Regulatory Development” section in Item 7. Management’s Discussion and Analysis for additional discussion regarding other government programs which provide alternatives to debt holder investors.

The issuance of callable debt and the simultaneous execution of callable interest rate derivatives that mirror the debt have been an important source of funding for the Bank. There is considerable competition among high-credit-quality issuers in the markets for callable debt and for derivative agreements, which can raise the cost of issuing this form of debt.

Major Customers

Sovereign Bank, GMAC Bank and PNC Bank each had loans to members’ balances in excess of 10 percent of the Bank’s total portfolio as of December 31, 2008. See details in the Item 1A. Risk Factor entitled “The loss of significant Bank members or borrowers may have a negative impact on the Bank’s loans and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all which may affect the Bank’s profitability and financial condition.” and “Risk Management” in Item 7. Management’s Discussion and Analysis, both in this 2008 Annual Report filed on Form 10-K.

Personnel

As of December 31, 2008, the Bank had 226 full-time employee positions and 8 part-time employee positions, for a total of 230 full-time equivalents, and an additional 16 contractors. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Taxation

The Bank is exempt from all federal, state and local taxation with the exception of real estate property taxes.

Resolution Funding Corporation (REFCORP) and Affordable Housing Program (AHP) Assessments

The Bank is obligated to make payments to REFCORP in an amount of 20% of net earnings after operating expenses and AHP expenses. The Bank must make these payments to REFCORP until the total amount of payments actually made by all twelve FHLBanks is equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030. The Finance Agency will shorten or lengthen the period during which the FHLBanks must make payments to REFCORP depending on actual payments relative to the referenced annuity. In addition, the Finance Agency, in consultation with the Secretary of the Treasury, selects the appropriate discounting factors used in this calculation. See Note 17 to the audited financial statements for additional information.

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

Currently, combined assessments for REFCORP and AHP are the equivalent of approximately a 26.5% effective rate for the Bank. The combined REFCORP and AHP assessments for the Bank were $7.0 million, $85.6 million and $78.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. In 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. The Bank will use its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. This overpayment was recorded as a deferred asset by the Bank and reported as “prepaid REFCORP assessment” on the Statement of Condition at December 31, 2008. Over time, as the Bank uses this credit against its future REFCORP assessments, the deferred asset will be reduced until the deferred asset has been exhausted. If any amount of the deferred asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining deferred asset.

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

The Bank also makes the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer and the Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this 2008 Annual Report filed on Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the governance section of the “Investor Relations” link on the Bank’s website at www.fhlb-pgh.com. Printed copies of this information may be requested without charge upon written request to the Legal Department at the Bank.

Item 1A:	Risk Factors

There are many factors — several beyond the Bank’s control — that could cause results to differ significantly from the Bank’s expectations. The following discussion summarizes some of the more important factors that should be considered carefully in evaluating the Bank’s business. This discussion is not exhaustive and there may be other factors not described or factors, such as credit, market, operations, business, liquidity, interest rate and other risks, which are described elsewhere in this report (see “Risk Management” in Item 7. Management’s Discussion and Analysis), that could cause results to differ materially from the Bank’s expectations. However, management believes that these risks represent the material risks relevant to the Bank, its business and industry. Any factor described in this report could by itself, or together with one or more other factors, adversely affect the Bank’s business operations, future results of operations, financial condition or cash flows, and, among other outcomes, could result in the Bank’s continued inability to pay dividends on its common stock.

Global financial market disruptions during 2008 increased the uncertainty and unpredictability the Bank faces in managing its business. The continuing economic downturn, geopolitical conditions, or a natural disaster, especially one affecting the Bank’s district, customers or counterparties, could adversely affect the Bank’s business, results of operations or financial condition.

The Bank’s business and earnings are affected by international, domestic and district-specific business and economic conditions. These conditions, which may also affect counterparty and members’ business and results of operations, include real estate values, residential mortgage originations, short-term and long-term interest rates, inflation, money supply, fluctuations in both debt and equity markets, and the strength of the foreign, domestic and local economies in which the Bank operates. Since mid-2007, global financial markets have suffered significant illiquidity, volatility and credit deterioration, as well as a decrease in the level of credit available. These disruptions resulted in the bankruptcy or acquisition of numerous major financial institutions and have diminished overall confidence in the financial markets and financial institutions in particular. During 2008, there were world-wide disruptions in the credit and mortgage markets and an overall downturn in the U.S. economy. The ongoing weakening of the U.S. housing market, decline in home prices, and loss of jobs have contributed to the current national recession, resulted in increased delinquencies and defaults on mortgage assets and could reduce the value of the collateral securing these assets. In combination, these circumstances could increase the possibility of under-collateralization of the loans to members portfolio and the risk of loss. Continued deterioration in the mortgage markets could also negatively impact the value of the MBS and MPF portfolios, resulting in additional other-than-temporary impairment to the MBS portfolio and an increase in allowance for loan losses on MPF loans and possible additional realized losses should the Bank be forced to liquidate MBS or the MPF loan portfolio. See additional discussion in the Risk Factors entitled “The Bank invests in MBS, including private label MBS, which share risks similar to MPF as well as risks unique to MBS investments. The increased risks inherent with these investments have adversely impacted the Bank’s profitability and are likely to continue to do so during 2009.” and “The MPF Program has different risks than those related to the Bank’s traditional loan business, which could adversely impact the Bank’s profitability.”

All of the factors described above have contributed to a material increase in the risks faced by the Bank. Some of these increased risks are reflected in the various existing and new internal risk measurements currently used by the Bank. For example, the Bank’s capital adequacy and market risk metrics of Projected Capital Stock Price (PCSP) and duration of equity have recently exceeded Board-approved limits due in large part to significantly higher credit spreads on the Bank’s private label MBS portfolio. In order to more effectively manage the risk positions which are affected by these spreads, management developed and the Board approved the usage of an Alternative Risk Profile. Please refer to the Risk Management section for further information regarding market risk metrics and the Alternative Risk Profile. For additional information regarding the Alternative Risk Profile assumptions and approach, see Risk Governance in “Risk Management” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

The Bank is affected by the global economy through member ownership and debt holder investment preferences. Changes in perception regarding the value of the U.S. economy or the depletion of funds available for investment by overseas capital markets participants could lead to changes in foreign interest in investing in, or supporting, U.S. financial institutions or holding FHLBank debt.

Geopolitical conditions can also affect earnings. Acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, could affect business and economic conditions in the U.S., including both debt and equity markets.

Damage caused by acts of terrorism or natural disasters could adversely impact the Bank or its members, leading to impairment of assets and/or potential loss exposure. Real property that could be damaged in these events may serve as collateral for loans, or security for the mortgage loans the Bank purchases from its members and the mortgage-backed securities held as investments. If this real property is not sufficiently insured to cover the damages that may occur, there may be insufficient collateral to secure the Bank’s loans or investment securities and the Bank may be severely impaired with respect to the value of these assets.

The Bank may fail to meet its minimum regulatory capital requirements, which would impact the Bank’s ability to conduct business “as usual,” result in prohibitions on dividends, excess capital stock repurchases and capital stock redemptions and potentially impact the value of Bank membership. In addition, the Bank may continue to be limited in its ability to pay dividends or to pay dividends at rates consistent with past practices.

The Bank is required to maintain sufficient permanent capital, defined as capital stock plus retained earnings, to meet its combined risk-based capital requirements. These requirements include components for credit risk, market risk and operational risk. In addition, the Bank is required to maintain certain regulatory capital and leverage ratios. Historically, the Bank has held permanent capital well in excess of the risk-based capital requirements and has maintained adequate capital and leverage ratios. Any violation of these requirements will result in prohibitions on stock redemptions and repurchases and dividend payments. Violations could also result in changes in the Bank’s member lending, investment or MPF Program purchase activities, a change in permissible business activities, as well as the restrictions on dividend payments and restrictions on capital stock redemptions and repurchases. See the “Capital Resources” discussion in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K for further information.

In recent months, the Bank’s excess permanent capital over required risk-based capital has declined significantly; as of December 31, 2008, the Bank narrowly exceeded the risk-based capital requirement. The Bank remained in compliance with both the regulatory capital ratio and leverage ratio requirements at year-end 2008.

Continued declines in market conditions could also result in a possible violation of regulatory and/or statutory capital requirements and may impact the Bank’s ability to redeem capital stock at par value. This could occur if a member were to withdraw from membership (or seek to have its excess capital stock redeemed) at a time when the Bank is not in compliance with its minimum capital requirements or it is determined the Bank’s capital stock is or is likely to be impaired as a result of losses in, or the depreciation of, assets which may not be recoverable in future periods. The Bank’s primary business is making loans to its members, which in turn creates capital for the Bank. As members increase borrowings, the Bank’s capital grows. As loan demand declines, so does the amount of capital required to support those balances. Ultimately, this capital would be returned to the member. Without new borrowing activity to offset the run-off of existing borrowings, capital levels could eventually decline. The Bank may elect to increase the capital requirements on existing borrowings to boost capital levels; however, this may deter new borrowings and reduce the value of membership as the return on that investment may not be as profitable to the member as other investment opportunities.

Under Finance Agency regulation, the Bank may pay dividends on its capital stock only out of previously retained earnings or current net income. The payment of dividends is subject to certain statutory and regulatory restrictions (including that the Bank is in compliance with all minimum capital requirements) and is highly dependent on the Bank’s ability to continue to generate future net income and maintain adequate retained earnings and capital levels. In December 2008, the Bank announced the voluntary suspensions of dividend payments and repurchases of excess capital stock, until further notice. In this unprecedented environment, the Board and Bank management are confident this is the necessary course of action as they work to maintain sufficient levels of retained earnings. Dividend payments are expected to be restored when the Bank determines it is prudent to do so. Even at that point, the amount of dividends paid could still be limited if the Bank is not able to maintain historical levels of net income. Separately, payment of dividends could also be suspended if the principal and interest due on any consolidated obligation has not been paid in full or if the Bank becomes unable to comply with regulatory capital or liquidity requirements or satisfy its current obligations.

On January 30, 2009, the Finance Agency issued an Interim Final Regulation establishing the critical capital level for FHLBanks and the prompt corrective action enforcement mechanisms applicable to an FHLBank that is not adequately capitalized. If the Bank becomes undercapitalized, then in addition to the capital stock redemption, excess capital stock repurchase and dividend prohibitions noted above, it will also be subject to asset growth limits. If it becomes significantly undercapitalized, it could be subject to additional actions such as replacement of its Board and management, required capital stock purchase increases and required asset divestiture. The regulatory actions applicable to an FHLBank in a significantly undercapitalized status may also be imposed on an FHLBank by the Finance Agency in its discretion on an undercapitalized FHLBank. See “Legislative and Regulatory Developments” in Item 7. Management’s Discussion and Analysis for more information.

As a result of the significant decline in excess permanent capital over required risk-based capital as well as the decline in retained earnings due to other-than-temporary impairment charges recorded in fourth quarter 2008, the Bank submitted a capital restoration plan to the Finance Agency for review and approval; the Finance Agency’s review is pending. The Bank was in compliance with all of its capital requirements at December 31, 2008.

The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank’s liquidity. In addition, the Bank’s limited ability to access the long-term debt markets has had, and may continue to have, a material adverse effect on its liquidity, results of operations and financial condition, as well as its ability to fund operations, including loans to members.

The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of debt frequently, with a variety of maturities and call features and at attractive rates. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank’s assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with policies established by management and the Board and Finance Agency guidance to target as many as 15 days of liquidity under certain scenarios. See the Liquidity and Funding Risk discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis for additional information on the Finance Agency guidance.

Since early July 2008, market concerns about the outlook for the net supply of GSE debt over the short-term, as well as concerns regarding any investments linked to the U.S. housing market, have adversely affected the Bank’s access to the unsecured debt markets, particularly for long-term or callable debt. The ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets at that time, which are beyond the Bank’s control. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on acceptable terms, if at all. If the Bank cannot access funding when needed, its ability to support and continue its operations, including providing term funding to members, would be adversely affected, which would negatively affect its financial condition and results of operations.

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

During 2008, there were several actions taken by the U.S. Treasury, the Federal Reserve and the FDIC that were intended to stimulate the economy and reverse the illiquidity in the credit and housing markets. These included establishment of the GSECF, the Troubled Asset Relief Program (TARP), and the Temporary Liquidity Guaranty Program (TLGP). The Bank does not currently intend to borrow under the lending agreement established under the GSECF. The ultimate impact to the Bank’s business due to these actions is still uncertain at this time. However, TARP funds are not currently available to the Bank. In addition, the Bank, as well as the other FHLBanks, Fannie Mae and Freddie Mac, have all experienced a deterioration in debt pricing as investor capital and dealer focus has been redirected towards those securities offered under the TLGP, which carry an explicit guarantee of the U.S. government.

As a result of some of these actions, the Bank has experienced an increase in funding costs relative to long-term debt, reflecting both investor reluctance to purchase longer-term obligations and investor demand for high-quality, shorter-term assets. The Bank’s composition of its consolidated obligations portfolio is heavily concentrated in discount notes and shorter-term bonds, which means a large portion of the Bank’s debt will mature within one year. As investor reluctance regarding purchasing longer-term obligations of GSEs, as well as concerns regarding any mortgage market-related investments, continues, the debt issuance and related pricing of the Bank debt will continue to be adversely affected. Given the Bank’s limited ability to issue long-term debt, it is likely to continue to need to meet refinancing requirements by issuing short-term debt, resulting in increased exposure to the risk of increasing interest rates and spreads, adverse credit market conditions and insufficient demand for FHLBank debt to meet refinancing needs. Due to current financial market conditions and current market concerns about its business, the Bank currently expects this trend toward dependence on short-term debt and increased rollover risk to continue.

In addition, the Bank’s ongoing reliance on short-term debt, combined with limitations on the availability of a sufficient volume of reasonably priced derivative instruments to hedge that short-term debt position, may have an adverse impact on the Bank’s duration and interest rate risk management positions. An inability to issue both short- and long-term debt at attractive rates and in amounts sufficient to operate its business and meet its obligations would have a continuing material adverse effect on the Bank’s liquidity, results of operations and financial condition.

With respect to the GSECF, see additional information regarding the Bank’s agreement with the U.S. Treasury in the Risk Factor entitled “The Bank is subject to legislative and regulatory actions, including a complex body of regulations, primarily Finance Agency regulations, which may be amended in a manner that may affect the Bank’s business, operations and/or financial condition and members’ investment in the Bank.” and in the “Legislative and Regulatory Developments” discussion in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

The Bank invests in MBS, including significant legacy positions in private label MBS, which share risks similar to the MPF Program as well as risks unique to MBS investments. The increased risks inherent with these investments have adversely impacted the Bank’s profitability and capital position and are likely to continue to do so during 2009.

The Bank invests in MBS, including Agency and private label MBS. These investments carry a significant amount of risk, relative to other investments within the Bank’s portfolio. The MBS portfolio accounts for 11.7% of the Bank’s total assets and 17.1% of the Bank’s total interest income.

MBS are secured by mortgage properties that are geographically diverse, but may include exposure in some areas that have experienced rapidly declining property values. The MBS portfolio is also subject to interest rate risk, prepayment risk, operational risk, servicer risk and originator risk, all of which can have a negative impact on the underlying collateral of the MBS investments. The rate and timing of unscheduled payments and collections of principal on mortgage loans serving as collateral for these securities are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, restrictions on voluntary prepayments contained in the mortgage loans, the availability of lender credit, loan modifications and other economic, demographic, geographic, tax and legal factors.

The Bank’s investment securities portfolio includes a significant portfolio of held-to-maturity securities, which are reported at book value on the Statement of Condition. While securities in this portfolio have experienced unrealized losses, these losses have previously been considered temporary. However, these securities are analyzed regularly to determine if the impairment would be considered other-than-temporary, which would result in mark-to-market adjustments that would impact the Bank’s financial condition and results of operation. During the fourth quarter of 2008, this analysis resulted in significant other-than-temporary impairment charges taken on the Bank’s private label MBS portfolio. See the Credit and Counterparty Risk — Private Label MBS discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis and Notes 6 and 7 to the audited financial statements in this 2008 Annual Report on Form 10-K for discussion regarding other-than-temporary impairment analysis and conclusions.

During 2008, the U.S. housing market continued to experience significant adverse trends, including accelerating price depreciation in some markets and rising delinquency and default rates. The Bank expects that housing prices will experience further deterioration through 2009 and the current recession is likely to increase the level of delinquencies in the Bank’s MBS portfolio. This continued deterioration in the mortgage and credit markets could result in additional other-than-temporary impairment charges on MBS which would negatively affect the Bank’s financial condition, results of operations and its capital position.

As discussed below, legislation has been passed by the House and is expected to be considered by the Senate allowing for bankruptcy modifications (referred to as “cramdown” legislation) on mortgages of owner-occupied homes. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings could become material. The proposed legislation allows a bankruptcy judge, in specified circumstances, to reduce the mortgage amount to today’s market value of the property, reduce the interest paid by the debtor, and/or extend the repayment period. In the event this legislation is passed and applies to existing mortgage debt (including residential MBS), the Bank could face increased risk of credit losses on its private label MBS that include bankruptcy carve-out provisions and allocation of bankruptcy losses over a specified dollar amount on a pro-rata basis across all classes of a security. The effect on the Bank will depend on the actual version of the legislation that is passed, related rating agency actions, and whether mortgages held by the Bank, either within the MPF Program or as collateral for MBS held by the Bank, are subject to bankruptcy proceedings under the new legislation. The Bank has 73 private label MBS with a par value of $4.7 billion that include bankruptcy carve-out language which could be affected by “cramdown” legislation.

The Bank’s financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.

MBS servicers have a significant role in servicing the mortgage loans that serve as collateral for the Bank’s MBS portfolio, including playing an active role in loss mitigation efforts and making servicer advances. The Bank’s credit risk exposure to the servicer counterparties includes the risk that they will not perform their obligation to service these mortgage loans, which could adversely affect the Bank’s financial condition or results of operations. The risk of such a failure has increased as deteriorating market conditions have affected the liquidity and financial condition of some of the larger servicers. These risks could result in losses significantly higher than currently anticipated.

Unexpected sizeable adverse movements in market conditions, driven by ongoing market uncertainty and volatility, would continue to adversely affect the Bank’s business, financial condition and results of operations.

The mortgage credit markets continued to experience very difficult conditions and volatility in 2008. The deteriorating conditions in these markets resulted in a decrease in availability of credit and liquidity within the mortgage industry, causing disruptions to normal operations of major mortgage originators and resulting in the insolvency, closure or acquisition of a number of major financial institutions. These conditions have also resulted in less liquidity, greater volatility, widening of credit spreads and a lack of price transparency and have contributed to further consolidation within the financial services industry. In their current state, the capital markets offer little in the way of effective alternatives to manage these risks. The Bank operates in these markets and continues to be subject to potential adverse effects on its financial condition and results of operations due to activities involving MBS, MPF loans, derivatives and other commitments with our members.

In addition, the Bank uses derivative instruments to attempt to reduce interest rate risk. In prior years, some of the Bank’s derivatives and hedging strategies were deemed ineligible for hedge accounting treatment under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and resulted in significant one-sided fair value adjustments which were reflected in the Statement of Operations in those periods. More recently, the Bank has implemented strategies which have reduced the amount of one-sided fair value adjustments and the resulting impact to the Statement of Operations. However, market movements and volatility affecting the valuation of instruments in SFAS 133 hedging relationships can cause income volatility in the form of hedge ineffectiveness.

The Bank is subject to credit risk due to default, including failure or ongoing instability of any of the Bank’s member, derivative, money market or other counterparties, which could adversely affect its profitability or financial condition.

Due to recent market events, some of the Bank’s members (or their affiliates), derivative, money market and other counterparties have experienced various degrees of financial distress, including liquidity constraints, credit downgrades or bankruptcy. The current instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, exposing the Bank to increased member and counterparty risk and risk of default. Changes in market perception of the financial strength of various financial institutions can occur very rapidly and can be difficult to predict. Over the past year, in a departure from historical experience, the pace at which financial institutions (including FDIC-insured institutions) have moved from having some financial difficulties to failure has increased dramatically. Consequently, the Bank faces an increased risk that a counterparty or member failure will result in a financial loss to the Bank.

The Bank faces credit risk on loans to members, mortgage loans, investment securities, derivatives, certificates of deposit, commercial paper and other financial instruments. The Bank protects against credit risk on loans to members through credit underwriting standards and collateralization. In addition, the Bank can call for additional or substitute collateral during the life of a loan to protect its security interest. The Act defines eligible collateral as certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets. All capital stock of the Bank owned by the borrower is also available as supplemental collateral. In addition, members that qualify as CFIs may pledge secured small-business, small-farm, and small-agribusiness loans as collateral for loans. The Bank is also allowed to make loans to nonmember housing associates and requires them to deliver adequate collateral.

The types of collateral pledged by members are evaluated and assigned a borrowing capacity, generally based on a percentage of its value. This value can either be based on book value or market value, depending on the nature and form of the collateral being pledged. The volatility of market prices and interest rates could affect the value of the collateral held by the Bank as security for the obligations of Bank members as well as the ability of the Bank to liquidate the collateral in the event of a default by the obligor. Volatility within collateral indices may affect the method used in determining collateral weightings, which would ultimately affect the eventual collateral value. On loans to members, the Bank’s policies require the Bank to be over-collateralized. In addition, all loans to members are current and no loss has ever been incurred in the portfolio. Based on these factors, no allowance for credit losses on loans to members is required. The Bank has policies and procedures in place to manage the collateral positions; these are subject to ongoing review, evaluation and enhancements as necessary.

The Bank follows guidelines established by its Board on unsecured extensions of credit, whether on- or off-balance sheet, which limit the amounts and terms of unsecured credit exposure to highly rated counterparties, the U.S. Government and other FHLBanks. The Bank’s primary unsecured credit exposure includes Federal funds exposure and the unsecured portion of any derivative transaction. Unsecured credit exposure to any counterparty is limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Nevertheless, the insolvency or other inability of a significant counterparty to perform its obligations under such transactions or other agreement could cause the Bank to incur losses and have an adverse effect on the Bank’s financial condition and results of operations.

In addition, the Bank’s ability to engage in routine derivatives, funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide disruptions in which it may be difficult for the Bank to find counterparties for such transactions.

Due to this ongoing financial market stress, to the extent the number of high quality counterparties available for hedging transactions decreases, the Bank may face reduced, or limited, ability to enter into hedging transactions. As a result, the Bank may not be able to effectively manage interest rate risk, which could negatively affect its results of operations and financial condition. In addition, the Bank may be limited in the number of counterparties available with which it can conduct business with respect to money market investments, liquidity positions and other business transactions. It may also affect the Bank’s credit risk position and the loan products the Bank can offer to members.

For additional discussion regarding the Bank’s credit and counterparty risk, see the Credit and Counterparty Risk discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K. See discussion in “Earnings Performance” in Item 7. Management’s Discussion and Analysis regarding the impact of the Lehman Brothers Holding, Inc. (Lehman) bankruptcy filing.

The Bank is subject to legislative and regulatory actions, including a complex body of regulations, including Finance Agency regulations, which may be amended in a manner that may affect the Bank’s business, operations and/or financial condition and members’ investment in the Bank.

Since enactment in 1932, the Act has been amended many times in ways that have significantly affected the rights and obligations of the FHLBanks and the manner in which they fulfill their housing finance mission. Future legislative changes to the Act may significantly affect the Bank’s business, results of operations and financial condition.

In July 2008, the Housing Act was enacted. One significant provision of the Housing Act was to create a newly established federal agency regulator, the Finance Agency, to become the regulator of the FHLBanks, Fannie Mae and Freddie Mac. The Housing Act was intended to, among other things, address the housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. The Housing Act authorized the U.S. Treasury to purchase obligations issued by the FHLBanks in any amount deemed appropriate by the U.S. Treasury under certain conditions. In exercise of this authority, the Bank, along with the other FHLBanks, entered into a lending agreement with the U.S. Treasury in connection with the establishment of the Government-Sponsored Enterprise Credit Facility (GSECF). See additional information regarding this agreement in the “Legislative and Regulatory Developments” discussion in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

In addition to legislation described above, the FHLBanks are also governed by federal laws and regulations as adopted by Congress and applied by the Finance Agency, an independent agency in the executive branch of the Federal government. The Finance Agency’s extensive statutory and regulatory authority over the FHLBanks includes without limitation the authority to liquidate, merge or consolidate FHLBanks, redistrict and/or adjust equities among the FHLBanks. The Bank cannot predict if or how the Finance Agency could exercise such authority in regard to any FHLBank or the potential impact of such action on members’ investment in the Bank. The Finance Agency also has authority over the scope of permissible FHLBank products and activities, including the authority to impose limits on those products and activities. The Finance Agency supervises the Bank and establishes the regulations governing the Bank. The Finance Agency recently issued an Interim Final Regulation regarding Capital Levels for FHLBanks. For additional discussion, see the Risk Factor entitled “The Bank may fail to meet its minimum regulatory capital requirements, which would impact the Bank’s ability to conduct business “as usual,” result in prohibitions on dividends, excess capital stock repurchases and capital stock redemptions and potentially impact the value of Bank membership. In addition, the Bank may continue to be limited in its ability to pay dividends or to pay dividends at rates consistent with past practices.”

In September 2008, the Federal Reserve announced it would begin purchasing short-term debt obligations issued by Fannie Mae, Freddie Mac and the FHLBanks. These purchases are conducted through a series of competitive auctions with the Federal Reserve’s primary dealers. In November 2008, the Federal Reserve announced it would begin purchasing term debt obligations of FHLBanks, Fannie Mae and Freddie Mac as well as MBS guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

In October 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. The EESA established the TARP, providing the U.S. Treasury the authority to purchase up to $700 billion of assets, including mortgage-related assets, from financial institutions. In addition, the U.S. Treasury, through its TARP capital purchase program, has made and continues to make capital stock investments in U.S. financial institutions.

Also in October 2008, the FDIC, OCC, OTS and Federal Reserve announced a joint notice of proposed rulemaking regarding risk-based capital requirements for banks and thrifts to reduce the risk weight for Fannie Mae and Freddie Mac debt held by banks and thrifts. It has not yet been determined if this reduction in risk weights would also be extended to FHLBank debt. Separately, the FDIC issued a proposed regulation to increase the deposit insurance premium assessment for institutions with outstanding FHLBank loans to members and announced a final program, the TLGP, to guarantee newly issued senior unsecured debt issued by FDIC-insured institutions issued before October 31, 2009. On February 27, 2009, the FDIC approved a final regulation imposing an increased deposit insurance premium assessment on FDIC-insured institutions that have outstanding loans to members and other secured liabilities greater than 25 percent of their domestic deposits. On February 27, 2009, the FDIC also approved revisions to the TLGP program to provide an FDIC guarantee for convertible term debt. The Bank continues to monitor the FDIC’s actions and the impact on investor demand for Bank funding, as well as the impact on the Bank’s members.

The Bankruptcy Reform Act of 1994 substantially eliminated the risk of bankruptcy mortgage modifications, also known as “cramdowns,” on mortgages secured solely by the debtor’s principal residence. Legislation to allow bankruptcy cramdowns on mortgages secured by owner-occupied homes has been passed by the House and is expected to be considered by the Senate. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings could become material. The proposed legislation allows a bankruptcy judge, in specified circumstances, to reduce the mortgage amount to today’s market value of the property, reduce the interest rate paid by the debtor, and/or extend the repayment period. In the event that legislation is passed permitting principal reductions that apply to existing mortgage debt (including residential MBS), the Bank could face increased risk of credit losses on its private label MBS that include bankruptcy carve-out provisions and allocation of bankruptcy losses over a specified dollar amount on a pro-rata basis across all classes of a security. Additionally, bankruptcy cramdowns could adversely affect the value of the collateral held in support of the Bank’s loans to members, resulting in further reduction of member borrowing capacity, and could affect the MPF Program mortgage loans held by the Bank. The effect on the Bank will depend on the actual version of the legislation that is passed, related rating agency actions, and whether mortgages held by the Bank, either within the MPF Program or as collateral for MBS held by the Bank, are subject to bankruptcy proceedings under the new legislation.

The Bank cannot predict whether new regulations will be promulgated or the effect of any new regulations on the Bank’s operations. Changes in Finance Agency regulations and Finance Agency regulatory actions could result in, among other things, changes in the Bank’s capital requirements, an increase in the Banks’ cost of funding, a change in permissible business activities, a decrease in the size, scope, or nature of the Banks’ lending, investment or mortgage purchase program activities, or a decrease in demand for the Bank’s products and services, which could negatively affect its financial condition and results of operations and members’ investment in the Bank.

The Bank is jointly and severally liable for the consolidated obligations of other FHLBanks.

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2008, out of a total of $1.3 trillion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $85.0 billion, or approximately 6.8% of the total.

In addition to its extensive and broad authority in regard to the FHLBanks as noted above, the Finance Agency in its discretion may also require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, the Bank could incur significant liability beyond its primary obligation under consolidated obligations which could negatively affect the Bank’s financial condition and results of operations. The Bank records a liability for consolidated obligations on its Statement of Condition equal to the proceeds it receives from the issuance of those consolidated obligations. The Bank does not recognize a liability for its joint and several obligations related to consolidated obligations issued by other FHLBanks because the Bank considers the obligation a related party guarantee. See “Risk Management” in Item 7. Management’s Discussion and Note 15 to the audited financial statements in this 2008 Annual Report filed on Form 10-K for further information. See the Risk Factor entitled “Changes in the Bank’s, other FHLBanks’ or other GSEs’ credit ratings may adversely affect the Bank’s ability to issue consolidated obligations and enter into derivative transactions on acceptable terms.” for details regarding the most recent Moody’s and S&P ratings for the FHLBank System and each of the FHLBanks within the System.

Changes in the Bank’s, other FHLBanks’ or other GSEs’ credit ratings may adversely affect the Bank’s ability to issue consolidated obligations and enter into derivative transactions on acceptable terms.

FHLBank System consolidated obligations have been assigned Aaa/P-1 and AAA/A-1+ ratings by Moody’s and S&P. These are the highest ratings available for such debt from an NRSRO. These ratings indicate that the

FHLBanks have an extremely strong capacity to meet their commitments to pay principal of and interest on consolidated obligations and that the consolidated obligations are judged to be of the highest quality with minimal credit risk. The ratings also reflect the FHLBanks’ status as GSEs. The Bank’s latest stand-alone ratings by Moody’s and S&P are Aaa/P-1/Stable and AAA/Stable /A-1+ respectively. Future other-than-temporary impairment charges the Bank may be required to record could result in a lowering of the Bank’s stand-alone ratings. This could adversely affect the Bank’s ability to issue debt, enter into derivative contracts on acceptable terms and issue standby letters of credit. This could have a negative impact on the Bank’s financial condition and results of operations.

It is possible that the credit rating of an FHLBank or another GSE could be lowered at some point in the future, which might adversely affect the Bank’s costs of doing business, including the cost of issuing debt and entering into derivative transactions. The Bank’s costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings of one or more other FHLBanks are lowered, or if other FHLBanks incur significant losses.

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

The following table presents the Moody’s and S&P ratings for the FHLBank System and each of the FHLBanks within the System as of March 20, 2009.

	Moody’s Investor Service	Standard & Poor’s

Consolidated obligation discount notes	P-1	A-1+
Consolidated obligation bonds	Aaa	AAA

	Moody’s Senior Unsecured	S&P Senior Unsecured
	Long-Term Debt	Long-Term Debt
FHLBank	Rating/Outlook	Rating/Outlook

Atlanta	Aaa/Stable	AAA/Stable
Boston	Aaa/Stable	AAA/Stable
Chicago	Aaa/Stable	AA/Stable
Cincinnati	Aaa/Stable	AAA/Stable
Dallas	Aaa/Stable	AAA/Stable
Des Moines	Aaa/Stable	AAA/Stable
Indianapolis	Aaa/Stable	AAA/Stable
New York	Aaa/Stable	AAA/Stable
Pittsburgh	Aaa/Stable	AAA/Stable
San Francisco	Aaa/Stable	AAA/Stable
Seattle	Aaa/Stable	AA+/Stable
Topeka	Aaa/Stable	AAA/Stable

Fluctuating interest rates or the Bank’s inability to successfully manage its interest rate risk may adversely affect the Bank’s net interest income, overall profitability and the market value of its equity.

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on loans and investment securities and interest paid on debt and other liabilities, as measured by net interest income. The Bank’s financial performance is affected by fiscal and monetary policies of the Federal government and its agencies and in particular by the policies of the Federal Reserve Board. The Federal Reserve Board’s policies, which are difficult to predict, directly and indirectly influence the yield on the Bank’s interest-earning assets and the cost of interest-bearing liabilities. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank may experience instances when its interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, when the timing of the re-pricing of interest-bearing liabilities does not coincide with the timing of re-pricing of interest-earning assets, or when the timing of the maturity or paydown of interest-bearing liabilities does not coincide with the timing of the maturity or paydown of the interest-earning assets.

Fluctuations in interest rates affect profitability in several ways, including but not limited to the following:

•	Increases in interest rates may reduce overall demand for loans and mortgages, thereby reducing the ability to originate new loans, the availability of mortgage loans to purchase and the volume of MBS acquired by the Bank, which could have a material adverse effect on the Bank’s business, financial condition and profitability, and may increase the cost of funds;

•	Decreases in interest rates typically cause mortgage prepayments to increase and may result in increased premium amortization expense and substandard performance in the Bank’s mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time. While these prepayments would reduce the asset balance, the associated debt may remain outstanding (i.e., debt overhang);

•	Decreases in short-term interest rates reduce the return the Bank receives on its interest-earning deposits. The Bank maintains a required level of liquidity, sufficient in part to support member borrowing demand. This liquidity is invested in short-term or overnight investments, such as interest-earning deposits, resulting in lower profitability for the Bank in a low rate environment;

•	Under the current economic recession, decreases in interest rates also reflect a significant decline in economic activity. This results in a weakening of the underlying credit of the collateral supporting the Bank’s loans to members portfolio and its private label MBS portfolio, increasing the potential for the Bank to experience a credit loss; and

•	Increases or decreases in spreads on loans to members, MPF loans and both short- and long-term debt issuances may have an effect on the Bank’s interest rate risk profile.

The Bank’s ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affect the success of the asset and liability management activities and the level of net interest income.

In addition, the Bank’s profitability and the market value of its equity, as well as its liquidity and financial condition, are significantly affected by its ability to manage interest rate risks. The Bank uses a number of measures to monitor and manage interest rate risk, including income simulations and duration/market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is not practical. Key assumptions include, but are not limited to, loan volumes and pricing, market conditions for the Bank’s consolidated obligations, interest rate spreads and prepayment speeds and cash flows on mortgage-related assets. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of equity nor can they precisely predict the impact of higher or lower interest rates on net interest income or the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. See additional discussion in “Risk Management” in Item 7. Management’s discussion and Analysis in this 2008 Annual Report filed on Form 10-K. Recently, the Bank has implemented changes to its dividend and retained earnings practices, including suspension of excess capital stock repurchases and dividend payments until further notice. These voluntary actions are discussed in more detail in “Capital Resources” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K as well as in the Bank’s report on Form 8-K filed with the SEC on December 23, 2008. The Bank continues to monitor its position and evaluate its policies.

The loss of significant Bank members or borrowers may have a negative impact on the Bank’s loans and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all which may affect the Bank’s profitability and financial condition.

One or more significant Bank members or borrowers could be merged into nonmembers, withdraw their membership or decrease their business levels with the Bank, which could lead to a significant decrease in the Bank’s total assets. Membership withdrawal may be due to a move to another FHLBank district or concern regarding a credit loss on the investment in the Bank. Additionally, there are instances when acquired banks are merged into banks chartered outside the Bank’s district or when a member is consolidated with an institution within the Bank’s district that is not one of the Bank’s members. Under the Act and the Finance Agency’s current rules, the Bank can generally do business only with member institutions that have charters in its district. If member institutions are acquired by institutions outside the Bank’s district and the acquiring institution decides not to maintain membership by dissolving charters, the Bank may be adversely affected, resulting in lower demand for products and services and ultimately requiring the redemption of related capital stock. At December 31, 2008, the Bank’s five largest customers, Sovereign Bank, GMAC Bank, PNC Bank, Chase Bank and ING Bank, accounted for 63.2% of its total loans to members outstanding and owned 57.8% of its outstanding capital stock. Of these members, Sovereign Bank, GMAC Bank and PNC Bank each had outstanding loan balances in excess of ten percent of the total portfolio. If any of these members paid off their outstanding loans or withdrew from membership, the Bank could experience a material adverse effect on its outstanding loan levels and a decrease in demand for its products and services, all of which would impact the Bank’s financial condition and results of operations.

In the event the Bank would lose one or more large borrowers that represent a significant proportion of its business, the Bank could, depending on the magnitude of the impact, compensate for the loss by continuing to suspend, or otherwise restrict, dividend payments, raising loan rates, attempting to reduce operating expenses (which could cause a reduction in service levels or products offered) or by undertaking some combination of these actions. The magnitude of the impact would depend, in part, on the Bank’s size and profitability at the time the financial institution ceases to be a borrower.

On October 13, 2008, Sovereign Bancorp, the holding company of the Bank’s largest borrower, Sovereign Bank, entered into an agreement to be acquired by Banco Santander, S.A. The holding company acquisition was completed on January 30, 2009. The future impact of this acquisition, if any, to the Bank’s loans to members portfolio is not known at this time.

As a result of the Bank’s announcement on December 23, 2008 that it suspended dividend payments and excess capital stock repurchases until further notice, it is possible that there will be a decrease in demand related to the loans to members portfolio. A loss of one or more large borrowers that represent a significant proportion of its business could have a material impact on the Bank’s profitability and financial condition.

See further discussion in the Loan Concentration Risk section of “Risk Management” in Item 7. Management’s Discussion and Analysis and Note 18 to the audited financial statements in this 2008 Annual Report filed on Form 10-K.

The Bank faces competition for loans, mortgage loan purchases and access to funding, which could negatively impact earnings.

The Bank’s primary business is making loans to its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including commercial banks and their investment banking divisions, the Federal Reserve Banks, the FDIC, and, in some circumstances, other FHLBanks. Members have access to alternative funding sources, which may offer more favorable terms than the Bank offers on its loans, including more flexible credit or collateral standards. In addition, many of the Bank’s competitors are not subject to the same body of regulations applicable to the Bank, which enables those competitors to offer products and terms that the Bank is not able to offer. In 2008, the Bank began to see some effect on its loans to members portfolio resulting from increased competition, in particular from Federal Reserve Bank lending.

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

In connection with the MPF Program, the Bank is subject to competition regarding the purchase of conventional, conforming fixed-rate mortgage loans. In this regard, the Bank faces competition in the areas of customer service, purchase prices for the MPF loans and ancillary services such as automated underwriting. The Bank’s strongest competitors are large mortgage companies and the other housing GSEs, Fannie Mae and Freddie Mac. The Bank may also compete with other FHLBanks with which members have a relationship through affiliates. Most of the FHLBanks participate in the MPF Program or a similar program known as the Mortgage Purchase Program. Competition among FHLBanks for MPF business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time. Some of these mortgage loan competitors have greater resources, larger volumes of business and longer operating histories. In addition, because the volume of conventional, conforming fixed-rate mortgages fluctuates depending on the level of interest rates, the demand for MPF Program products could diminish. Increased competition can result in a reduction in the amount of mortgage loans the Bank is able to purchase and lower net income.

The Finance Agency does not currently permit multidistrict membership; however, a decision by the Finance Agency to permit such membership could significantly affect the Bank’s ability to make loans and purchase mortgage loans.

The FHLBanks also compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect the Bank’s ability to have access to funding, reduce the amount of funding available or increase the cost of funding. Any of these effects could adversely affect the Bank’s financial condition, results of operations and ability to pay dividends to members. During 2008, the FHLBanks experienced a decline in the demand for longer-term debt issuance due in part to legislative and regulatory actions taken by the U.S. Treasury and Federal Reserve to stimulate the housing and credit markets. These actions are discussed in more detail in the Risk Factors entitled “The Bank is subject to legislative and regulatory actions, including a complex body of regulations, which may be amended in a manner that may affect the Bank’s business, operations and/or financial condition and members’ investment in the Bank” and “The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank’s liquidity. In addition, the Bank’s limited ability to access the long-term debt markets has had, and may continue to have, a material adverse effect on its liquidity, results of operations and financial condition, as well as its ability to fund operations, including loans to members.”

The MPF Program has different risks than those related to the Bank’s traditional loan business, which could adversely impact the Bank’s profitability.

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. Net mortgage loans held for portfolio accounted for 6.8% of the Bank’s total assets as of December 31, 2008 and approximately 9.4% of the Bank’s total interest income. In contrast to the Bank’s traditional member loan business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk and operational complexity. The residential mortgage loan origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage loan market. These would include, but are not limited to, the following: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; and

increased innovation resulting in products that do not currently meet the criteria of the MPF Program. Any of these changes could have a negative impact on the profitability from the MPF Program.

The rate and timing of unscheduled payments and collections of principal on mortgage loans are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, the availability of lender credit, and other economic, demographic, geographic, tax and legal factors. The Bank manages prepayment risk through a combination of consolidated obligation issuance and, to a lesser extent, derivatives. If the level of actual prepayments is higher or lower than expected, the Bank may experience a mismatch with a related consolidated obligation issuance, resulting in a gain or loss to the Bank. Also, increased prepayment levels will cause premium amortization to increase, reducing net interest income, and increase the potential for debt overhang. To the extent one or more of the geographic areas in which the Bank’s MPF loan portfolio is concentrated experiences considerable declines in the local housing market, declining economic conditions or a natural disaster, the Bank could experience an increase in the required allowance for loan losses on this portfolio.

In recent months, delinquencies and losses with respect to residential mortgage loans generally have increased. In addition, residential property values in many states have declined significantly or, at best, remained stable, after an extended period of value appreciation. The MPF portfolio is analyzed for risk of loss through the allowance for loan losses process. If delinquency and loss rates on mortgage loans continue to increase, and/or there is additional rapid decline in residential real estate values, the Bank could experience an increase in the allowance for loan losses, and potentially realized losses, on its MPF portfolio. In the event the Bank was forced to liquidate the entire portfolio, additional losses could be incurred which would adversely impact the Bank’s profitability and financial condition.

If FHLBank of Chicago changes the MPF Program or ceases to operate the Program, this would have a negative impact on the Bank’s mortgage purchase business, and, consequently, a related decrease in the Bank’s net interest margin, financial condition and profitability. Additionally, if FHLBank of Chicago, or its third party vendors, experiences operational difficulties, such difficulties could have a negative impact on the Bank’s financial condition and profitability. On April 23, 2008, FHLBank of Chicago announced that it would not be purchasing loans under the MPF Program after July 31, 2008. The Bank remains committed to the MPF Program as an attractive secondary market alternative for community and mid-sized banks, and FHLBank of Chicago has been clear in its commitment to continue its role as service provider for the Bank and other participating FHLBanks.

For the MPF Plus product, Supplemental Mortgage Insurance (SMI) coverage has typically been available for PFIs to purchase. As of December 31, 2008, Genworth Mortgage Insurance Corp. and Mortgage Guaranty Insurance Company provided 81.8% and 8.5%, respectively, of SMI coverage for MPF Plus product loans. The number of providers from which the Bank can obtain coverage has been limited due to rating agency downgrades of these mortgage insurers. Therefore, for the MPF Original product, the ratings model currently requires additional credit enhancement from the PFI to compensate for the lower mortgage insurer rating. Historically, there have been no losses claimed against an SMI insurer. However, a default on the insurance obligations by one or both of these SMI insurers and an increase in losses on MPF loans would adversely affect the Bank’s profitability.

For a description of the MPF Program, the obligations of the Bank with respect to loan losses and a PFI’s obligation to provide credit enhancement, see the sections entitled “Mortgage Partnership Finance Program” in Item 1. Business, and Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K. See additional details regarding SMI insurers in the Credit and Counterparty discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

The Bank’s Affordable Housing Program and other related community investment programs may be severely affected if the Bank’s annual net income is reduced or eliminated.

The Bank is required to establish an Affordable Housing Program (AHP). The Bank provides subsidies in the form of direct grants and/or below-market interest rate loans to members who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBank System must set aside for the AHP the greater of $100 million or ten percent of regulatory income. As the Bank’s net income is reduced, the amount of funding available through the AHP is also reduced.

If the Bank experienced a regulatory loss, as defined in Note 16 to the audited financial statements, for a full year, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate ten percent calculation described above is less than $100 million for all twelve FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net income. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions.

The Bank relies on externally developed models to manage market risk, to make business decisions and for financial accounting and reporting purposes. These models are run and maintained by the Bank and the Bank’s business could be adversely affected if these models fail to produce reliable and useful results.

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

Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. The Bank’s models could produce unreliable results for a number of reasons, including invalid or incorrect assumptions underlying the models or incorrect data being used by the models. The risk metrics, valuations and loan loss reserve estimations produced by the Bank’s models may be different from actual results, which could adversely affect the Bank’s business results, cash flows, fair value of net assets, business prospects and future earnings. Changes in any models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. If the models are not reliable, the Bank could make poor business decisions, including asset and liability management decisions, or other decisions, which could result in an adverse financial impact. Further, any strategies that the Bank employs to attempt to manage the risks associated with the use of models may not be effective. See The Bank’s Market Risk Model discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis for more information.

The Bank’s business is dependent upon its computer information systems. An inability to process information or implement technological changes, or an interruption in the Bank’s systems, may result in lost business.

The Bank’s business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank’s products and services require a complex and sophisticated computing environment, which includes purchased and custom-developed software. Maintaining the effectiveness and efficiency of the Bank’s operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing capital expenditures. If the Bank were unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised.

In addition to internal computer systems, the Bank relies on third party vendors and service providers for many of its communications and information systems needs. Any failure, interruption or breach in security of these systems, or any disruption of service, could result in failures or interruptions in the Bank’s ability to conduct and manage its business effectively, including, and without limitation, its hedging and loans to members activities. While the Bank has implemented a Business Continuity Plan, there is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. Any failure or interruption could significantly harm the Bank’s customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows.

The Bank’s accounting policies and methods are fundamental to how the Bank reports its market value of equity, financial condition and results of operations, and they require management to make estimates about matters that are inherently uncertain.

The Bank has identified several accounting policies as being critical to the presentation of its financial condition and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to the Bank’s accounting for other-than-temporary impairment for investment securities, valuations and accounting for derivatives under SFAS 133, among others.

With respect to accounting for other-than-temporary impairment, the fair value of the Bank’s investment securities portfolio has been declining as a result of the turmoil in the credit markets and the underlying credit quality of the collateral. For those securities that have a fair value less than carrying value, the Bank would record an impairment when a decline in fair value is deemed to be other-than-temporary. The Bank will conclude that a loss is other-than-temporary if it is determined that it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security. This evaluation is inherently subjective and considers a number of factors. As part of this evaluation, the Bank considers its ability and intent to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the perceived riskiness of the underlying type of collateral; the duration and level of the unrealized loss; the fair value price of the security; and certain other collateral-related characteristics such as delinquency rates. As a result of this security level review, the Bank identifies individual securities believed to be at risk for other-than-temporary impairment. Securities with weaker performance measures are evaluated by estimating projected cash flows using a model based on the structure of the security and certain assumptions such as default rates, loss severity, home price appreciation/depreciation and prepayment speeds to determine whether the Bank expects to receive the contractual cash flows to which it is entitled. During the fourth quarter of 2008, the Bank utilized a third party to estimate the projected cash flows of certain of the Bank’s securities to determine if there were cash flow shortfalls due to credit losses. The fair value, which includes an illiquidity component in this volatile market, may be less than the amount the Bank expects to realize by holding the security to maturity. Accordingly, the Bank records the recovery using the interest method over the life of the security. During 2008, the Bank recorded $266.0 million of other-than-temporary impairment charges related to declines in values on investment securities within its private label MBS portfolio. As of December 31, 2008, the Bank had unrealized losses of approximately $2.1 billion related to its private label MBS portfolio.

In addition, Bank management applies significant judgment in assigning fair value to its assets and liabilities. These assumptions could significantly impact the Bank’s market value of equity and may impact the total amount of other-than-temporary impairment recorded on investment securities. As of December 31, 2008, only 0.98% of the Bank’s assets and 0.41% of the Bank’s liabilities were impacted by the accounting standard requiring fair value determination. However, as reported in Note 21 to the audited financial statements in this 2008 Annual Report filed on Form 10-K, the fair values assigned to all assets and liabilities have a considerable impact on the Bank’s market value of equity. Management monitors market conditions and takes what it deems to be appropriate action to preserve the value of equity and earnings. The ability for management to appropriately manage this metric is dependent on the market conditions in which the Bank is operating. During the recent market disruption and ongoing decline in the housing and financial markets, the Bank’s market value of equity has been adversely impacted. Assumptions related to assigning fair value to the Bank’s investment portfolio could result in identification of specific investments requiring other-than-temporary impairment testing. Any other-than-temporary impairment charges that would result from this testing and analysis would reduce the Bank’s retained earnings and, in turn, affect the Bank’s overall capital level.

For additional discussion regarding market value of equity and other-than-temporary impairment, see discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis and Notes 5, 6 and 7 to the audited financial statements in this 2008 Annual Report filed on Form 10-K.

Consistent with the Bank’s policy regarding accounting for derivatives, various cash and derivative financial instruments are used to provide a level of protection against interest rate risks, but no hedging strategy can protect the Bank completely. When benchmark interest rates (i.e. LIBOR) change, the Bank expects the gain or loss on derivatives to be substantially offset by a related but inverse change in the value of the hedged item in hedging relationships in which the Bank applies fair value hedge accounting under the requirements of SFAS 133. Certain other hedging strategies are designed to hedge the economic risks of the Bank, and may result in earnings volatility. Although Finance Agency regulations and the Bank’s risk management policies establish guidelines with respect to the use of derivative financial instruments, there is no assurance that the Bank’s use of derivatives will fully offset the economic risks related to changes in interest rates. In addition, hedging strategies involve transaction and other costs. Any hedging strategy or derivatives the Bank uses may not adequately offset the risk of interest rate volatility and the hedging transactions themselves may result in earnings volatility and losses.

Because of the inherent uncertainty of the estimates associated with these critical accounting policies, the Bank cannot provide absolute assurance that there will not be any adjustments to the related amounts recorded at December 31, 2008. For more information, please refer to the “Critical Accounting Policies” section in Item 7. Management’s Discussion and Analysis.

The Bank may be adversely affected by litigation.

From time to time, the Bank’s customers or counterparties may make claims or take legal action relating to performance of contractual responsibilities. The Bank may also face other legal claims, regulatory or governmental inquiries or investigations. In any such claims or actions, demands for substantial monetary damages may be asserted against the Bank and may result in financial liability or an adverse effect on the Bank’s reputation. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties and the imposition of other remedial sanctions are possible.

For details regarding the Bank’s legal action with respect to the Lehman bankruptcy and related collateral receivable, see discussion in “Current Financial and Mortgage Market Events and Trends” in Item 7. Management’s Discussion and Analysis.

The Bank’s controls and procedures may fail or be circumvented, and risk management policies and procedures may be inadequate. Additionally, circumstances beyond the Bank’s control could cause unexpected operating losses.

The Bank may fail to identify and manage risks related to a variety of aspects of its business, including, but not limited to, operational risk, interest rate risk, legal and compliance risk, people risk, liquidity risk, market risk and credit risk. The Bank has adopted many controls, procedures, policies and systems to monitor and manage risk. Management cannot provide complete assurance that those controls, procedures, policies and systems are adequate to identify and manage the risks inherent in the Bank’s various businesses. In addition, these businesses are continuously evolving. The Bank may fail to fully understand the implications of changes in the businesses and fail to enhance the risk governance framework in a timely or adequate fashion to address those changes. If the risk governance framework is ineffective, the Bank could incur losses.

Operating risk is the risk of unexpected operating losses attributable to human error, systems failures, fraud, noncompliance with laws, regulations and the Bank’s internal Code of Conduct, unenforceability of contracts, and/or inadequate internal controls and procedures. Although management has systems and procedures in place to address each of these risks, some operational risks are beyond the Bank’s control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank.

Item 1B:	Unresolved Staff Comments

None

Item 2:	Properties

The Bank leases 96,240 square feet of office space at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 and additional office space at 1301 Pennsylvania Avenue, Washington, DC 20004; 2300 Computer Avenue, Willow Grove, Pennsylvania, 19090; 435 N. DuPont Highway, Dover, Delaware 19904; 140 Maffett Street, Wilkes Barre, Pennsylvania, 18705; and 580 and 768 Vista Park Drive, Pittsburgh, Pennsylvania 15205. The Washington, DC office space is shared with the FHLBank of Atlanta. The Vista Park Drive space is the Bank’s offsite backup facility. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the Grant Street location.

Item 3:	Legal Proceedings

As discussed in “Current Financial and Mortgage Market Events and Trends” in Item 7. Management’s Discussion and Analysis section of this 2008 Annual Report filed on Form 10-K, the Bank terminated multiple interest rate swap transactions with Lehman Brothers Special Financing, Inc. (LBSF) effective September 19, 2008. On October 7, 2008, the Bank filed an adversary proceeding against J.P. Morgan Chase Bank, N.A. (JP Morgan) and LBSF in the United States Bankruptcy Court in the Southern District of New York alleging constructive trust, conversion, breach of contract, unjust enrichment and injunction claims (Complaint) relating to the right of the Bank to the return of the $41.5 million in Bank posted cash collateral held by JP Morgan in a custodial account established by LBSF as a fiduciary for the benefit of the Bank. Chase Bank USA, N.A. (Chase Bank), an affiliate of JP Morgan, is a Bank member and was a greater than 5 percent shareholder as of October 6, 2008.

The Bank is not currently aware of any other pending or threatened legal proceedings against it that could have a material adverse effect on the Bank’s financial condition or results of operations.

Item 4:	Submission of Matters to a Vote of Security Holders

Under the Act, there are no matters that are submitted to shareholders for votes with the exception of the annual election of the Bank’s directors. Effective on enactment of the Housing Act, all of the Bank’s directors are elected by the Bank’s members. The majority of the Bank’s directors are required to be officers or directors of the Bank’s members (referred to as “Member Directors”). Voting rights and process with regard to the election of Member Directors are set forth at 12 C.F.R. Section 1261. Specifically, institutions which are members required to hold stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held) are entitled to participate in the election process.

For Member Directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. After the slate of nominees is finalized, each eligible institution may vote for the number of open Member Director seats in the state in which its principal place of business is located.

For the remainder of directors (referred to as “Independent Directors”), the members elect these individuals on an at-large basis to four-year terms. Independent Directors cannot be officers or directors of a Bank member. Independent Director nominees must meet certain statutory and regulatory eligibility criteria and either have demonstrated experience in accounting, financial or risk management or more than four years’ experience representing consumer or community interests. On September 22, 2008, the Finance Agency issued an interim final regulation (at 12 C.F.R. Section 1261) to implement the provisions of the Housing Act concerning the nomination and election of Independent Directors. The regulation: 1) established a procedure for nominations of Independent Director candidates providing that members and the public could nominate candidates, required the Bank’s Board to consult with its Advisory Council in determining a slate of candidates and permitting a Bank’s nominee slate to reflect one nominee for each open position; 2) provided that the Finance Agency has the right to object to the nomination of an Independent Director nominee; and 3) required that an Independent Director nominee must receive at least 20 percent of the number of votes eligible to be cast in the election.

The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. In 2008, the nomination and election of Member Directors was conducted electronically. The nomination and election of Independent Directors was conducted via paper ballot via mail. No meeting of the members was held in regard to either election. With respect to Member Directors, under Finance Agency regulations no director, officer, employee, attorney or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a Member Directorship. Finance Agency regulations permit a Bank director, officer, attorney, employee or agent and the Bank’s Board and Advisory Council to support the candidacy of any person nominated by the Board for election to an Independent Directorship.

For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date; however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date.

The only matter submitted to a vote of shareholders in 2008 was the election of certain Member and Independent Directors, which occurred in the fourth quarter of 2008 as described above. The Bank conducted these elections to fill the open Member and Independent Directorships for 2009 designated by the Finance Agency. The election was conducted in accordance with 12 C.F.R. Section 1261 as described above. Information about the results of the election, including the votes cast, was reported in an 8-K filed on November 24, 2008, included as Exhibit 22.1 to this 2008 Annual Report on Form 10-K.

Beginning on January 1, 2009, the following directors serve on the Bank’s Board of Directors:

Dennis S. Marlo (Chair)

H. Charles Maddy, III (Vice Chair)

Patrick A. Bond

Luis A. Cortés Jr.

Walter D’Alessio

John K. Darr

David R. Gibson

Brian A. Hudson

Glenn B. Marshall

John C. Mason

John S. Milinovich

Edward J. Molnar

Sarah E. Peck

Patrick J. Ward

Robert W. White

For more information on the Bank’s Board of Directors see Item 10. “Directors, Executive Officers and Corporate Governance.”

PART II

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Bank can be purchased only by members. There is no established marketplace for the Bank’s stock; the Bank’s stock is not publicly traded and may be repurchased or redeemed by the Bank at par value. The members may request that the Bank redeem all or part of the common stock they hold in the Bank five years after the Bank receives a written request by a member. In addition, the Bank, at its discretion, may repurchase shares held by members in excess of their required stock holdings upon one business day’s notice. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock purchase requirement under the Bank’s capital plan. On December 23, 2008 in its notice to members, the Bank announced its decision to suspend excess capital stock repurchases until further notice. The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of the Bank in accordance with the capital plan. Par value of each share of capital stock is $100. As of December 31, 2008, 323 members owned Bank capital stock and three nonmembers held capital stock. These three nonmembers consist of two former members of the Bank who have merged with a nonmember and one member placed in receivership by the FDIC, resulting in cancellation of the member’s charter. The total number of shares of capital stock outstanding as of December 31, 2008 was 39,863,723, of which members held 39,855,975 shares and the nonmembers held 7,748 shares. Member stock includes 38,992 shares held by one institution which has given notice of withdrawal effective April 2010, and 100 shares of one additional institution which is in receivership and has also given notice of withdrawal.

The Bank’s cash dividends declared in each quarter are reflected in the table below.

(in millions)
Quarter	2008	2007

First	$48.0	$49.3
Second	38.4	46.0
Third	35.2	45.8
Fourth	23.6	54.2

On December 23, 2008, the Bank announced its decision to voluntarily suspend dividend payments until further notice. See the Dividends section in “Capital Resources” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K for information concerning restrictions on the Bank’s ability to pay dividends and the Bank’s current dividend policy.

See Note 18 to the audited financial statements in this 2008 Annual Report filed on Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6:	Selected Financial Data

The following tables should be read in conjunction with the financial statements and related notes and Item 7. Management’s Discussion and Analysis, each included in this 2008 Annual Report filed on Form 10-K.

The Statement of Operations data for the three years ended December 31, 2008, 2007 and 2006, and the Statement of Condition data as of December 31, 2008 and 2007, are derived from the audited financial statements included in this 2008 Annual Report filed on Form 10-K. The Condensed Statement of Condition data as of December 31, 2006 is derived from the audited financial statements included in the Bank’s 2007 Annual Report filed on Form 10-K. The Statement of Operations data for the years ended December 31, 2005 and 2004, and the Condensed Statement of Condition data as of December 31, 2005 and 2004, are derived from the restated financial statements included within the Bank’s registration statement on Form 10, as amended.

Statement of Operations

	Year Ended December 31,
(in millions, except per share data)	2008	2007	2006	2005	2004

Net interest income before provision for credit losses	$281.9	$367.0	$344.3	$309.5	$299.7
Provision for credit losses	7.1	1.5	2.2	2.1	0.3
Other income, excluding net gains (losses) on derivatives and hedging activities and net realized gains (losses) on available-for-sale and held-to-maturity securities	7.5	5.6	6.6	3.2	2.0
Net realized gains (losses) on available-for-sale and held-to-maturity securities	(266.0)	1.6	—	—	2.6
Net gains (losses) on derivatives and hedging activities	66.3	10.8	7.0	4.2	(106.3)
Other expense	56.2	61.1	60.9	53.7	45.8

Income before assessments	26.4	322.4	294.8	261.1	151.9
Assessments	7.0	85.6	78.3	69.3	42.9

Income before cumulative effect of change in accounting principle	19.4	236.8	216.5	191.8	109.0
Cumulative effect of change in accounting principle(1)	—	—	—	—	9.8

Net income	$19.4	$236.8	$216.5	$191.8	$118.8

Earnings per share(2)	$0.48	$6.98	$6.76	$6.72	$4.53

Dividends	$145.2	$195.3	$150.2	$80.5	$44.3
Weighted average dividend rate(3)	3.64%	5.96%	4.69%	2.82%	1.69%
Return on average capital	0.45%	6.47%	6.29%	6.41%	4.46%
Return on average assets	0.02%	0.29%	0.29%	0.29%	0.20%
Net interest margin(4)	0.29%	0.45%	0.47%	0.47%	0.52%
Total capital ratio (at period-end)(5)	4.55%	4.24%	4.72%	4.48%	4.55%
Total average capital to average assets	4.40%	4.44%	4.58%	4.52%	4.58%

Notes:

(1)	The Bank changed its method of amortizing and accreting deferred premiums and discounts on MBS and MPF loans as of June 30, 2004, and September 30, 2004, respectively. These changes were applied retroactively as of January 1, 2004. These changes resulted in cumulative income effects of $263 thousand for the MBS and $9.5 million for the MPF loans that are reflected in the Statement of Operations for the year ended December 31, 2004.

(2)	Earnings per share calculated based on net income.
(3)	Weighted average dividend rates are calculated as annualized dividends paid in the period divided by the average capital stock balance outstanding during the period on which the dividend is based.
(4)	Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(5)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at year-end.

Condensed Statement of Condition

	December 31,
(in millions)	2008	2007(1)	2006(1)	2005(1)	2004(1)

Loans to members	$62,153.4	$68,797.5	$49,335.4	$47,493.0	$38,980.4
Investments — Federal funds sold, interest-earning deposits and investment securities(2)	21,798.1	24,691.3	19,995.0	16,944.4	12,638.7
Mortgage loans held for portfolio, net	6,165.3	6,219.7	6,966.3	7,651.9	8,645.0
Prepaid REFCORP assessment	39.6	—	—	—	—
Total assets	90,805.9	100,935.8	77,023.0	72,727.3	60,712.7
Deposits and other borrowings(3)	1,491.1	2,259.6	1,082.0	931.6	1,003.8
Consolidated obligations, net(4)	84,263.0	93,298.5	71,472.6	67,723.3	56,235.4
AHP payable	43.4	59.9	49.4	36.7	20.9
REFCORP payable	—	16.7	14.5	14.6	3.4
Capital stock — putable	3,981.7	3,994.7	3,384.4	3,078.6	2,695.8
Retained earnings	170.5	296.3	254.8	188.5	77.2
Total capital	4,134.9	4,284.7	3,634.0	3,259.6	2,761.3

Notes:

(1)	Balances reflect the impact of reclassifications due to FIN 39-1.

(2)	None of these securities were purchased under agreements to resell.

(3)	Includes mandatorily redeemable capital stock.

(4)	Aggregate FHLB System-wide consolidated obligations (at par) were $1.3 trillion, $1.2 trillion, $952.0 billion, $937.5 billion and $869.2 billion at December 31, 2008 through 2004, respectively.

Because of the non-recurring nature of the derivatives and hedging gains resulting from the Lehman-related transactions from third quarter 2008 and the other-than-temporary impairment charges recorded in fourth quarter 2008, the Bank believes that the presentation of adjusted non-GAAP financial measures below provides a greater understanding of ongoing operations and enhances comparability of results in prior periods.

Statement of Operations
Reconciliation of GAAP Earnings to Adjusted Earnings to Exclude Impact of
Lehman-Related Transactions and Other-than-Temporary Impairment (OTTI) Charges

	For the Year Ended December 31, 2008
	GAAP	Lehman	OTTI	Adjusted
(in millions)	Earnings	Impact	Charges	Earnings

Net interest income before provision for credit losses	$281.9	$1.6	$—	$283.5
Provision for credit losses	7.1	—	—	7.1
Other income, excluding net gains (losses) on derivatives and hedging activities and net realized gains (losses) on available-for- sale and held-to-maturity securities	7.5	—	—	7.5
Net realized gains (losses) on available-for-sale and held-to-maturity securities	(266.0)	—	266.0	—
Net gains on derivatives and hedging activities	66.3	(70.1)	—	(3.8)
Other expense	56.2	—	—	56.2

Income before assessments	26.4	(68.5)	266.0	223.9
Assessments	7.0	(18.2)	70.5	59.3

Net income	$19.4	$(50.3)	$195.5	$164.6

Earnings per share	$0.48	$(1.25)	$4.85	$4.08

Return on average capital	0.45%	(1.16)%	4.50%	3.79%
Return on average assets	0.02%	(0.05)%	0.20%	0.17%

For further information regarding the Lehman-related transactions, see the “Current Financial and Mortgage Market Events and Trends” discussion in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K. For additional information on other-than-temporary impairment, see “Critical Accounting Policies” and “Risk Management” in Item 7. Management’s Discussion and Analysis and Notes 6 and 7 to the audited financial statements, all in this 2008 Annual Report filed on Form 10-K.

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

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the years ended December 31, 2008, 2007 and 2006, which should be read in conjunction with the Bank’s audited financial statements and notes included in this report.

Summary of Financial Results

The Bank’s net income totaled $19.4 million for full year 2008, compared to $236.8 million for full year 2007. The $217.4 million, or 91.8%, decrease was driven mainly by other-than-temporary impairment charges of

$266.0 million and lower net interest income, which decreased $85.1 million, or 23.2%. Decreases in interest income on investments and loans to members were partially offset by lower interest expense on consolidated obligations. In addition, the Bank benefited from the one-time gains on derivatives and hedging activities driven primarily by the one-day economic gain related to the transactions following the Lehman bankruptcy. Additional details, including detailed discussion on Lehman, are provided below.

Weighted Average Dividend Rate.  Management regards quarterly dividend payments as an important vehicle through which a direct investment return is received. The Bank’s dividend rate averaged 3.64% in 2008 compared to 5.96% in 2007. All dividend payments are subject to the approval of the Board. The amount the Board determines to pay out is affected by, among other factors, the level of retained earnings required under the retained earnings policy. On December 23, 2008, the Bank announced its decision to voluntarily suspend payment of dividends until further notice. In addition, the Bank announced a voluntary suspension of excess capital stock repurchase until further notice. See the “Capital Resources” discussion in Item 1. Business for additional information. Retained earnings were $170.5 million at December 31, 2008, compared to $296.3 million at December 31, 2007, a decrease of $125.8 million, or 42.5%.

Current Financial and Mortgage Market Events and Trends

The U.S. financial and residential mortgage markets have experienced an unprecedented downturn which began to accelerate in the mortgage markets in mid-2007 and continued through 2008 and into 2009. During this time, concerns over the impact of residential mortgage lending practices precipitated a sharp deterioration in the subprime- and Alt-A-related mortgage markets, as well as the broader mortgage and credit markets. In particular, the market for MBS has experienced high levels of volatility and uncertainty, reduced demand, and lack of liquidity, resulting in credit spreads widening significantly. Deterioration in the housing market has continued, as evidenced by growing delinquency and foreclosure rates on subprime, Alt-A and prime mortgages. Given the uncertainty in the mortgage markets, mortgage-related securities, particularly those backed by nontraditional mortgage products, have continued to be subject to various rating agency downgrades. Central banks, including the Federal Reserve and the European Central Bank, have sought to prevent a serious and extended economic downturn resulting from these and other market difficulties by making significant interest rate reductions and taking other actions to free up credit.

On July 30, 2008, the Housing Act was enacted. Included in the Housing Act was the temporary authorization, expiring December 31, 2009, for the U.S. Treasury to purchase obligations issued by the FHLBanks in any amount, as deemed appropriate. To accomplish this, on September 9, 2008 in connection with the GSECF, the Bank entered into a Lending Agreement with the U.S. Treasury. Each of the other eleven FHLBanks also entered into its own Agreement with the Treasury that is identical to the Agreement entered into by the Bank. These Agreements serve as a contingent source of liquidity for the housing government-sponsored enterprises, including the FHLBanks. The Agreement sets forth the terms under which the Bank may, in accordance with the Housing Act, borrow from and pledge collateral to the U.S. Treasury. Under the Agreement, any extensions of credit by the U.S. Treasury to the Bank, or any FHLBank, would be the joint and several obligation of all twelve of the FHLBanks and would be consolidated obligations. This was an attempt to strengthen the housing market and promote stability in the financial markets. The Bank has no immediate plans to borrow under the Agreement. Additional information regarding the Agreement can be found as an exhibit to the Bank’s 8-K filed on September 9, 2008 referenced as Exhibit 10.12 to this 2008 Annual Report filed on Form 10-K. In addition, the Troubled Asset Relief Program (TARP) was established under the Emergency Economic Stabilization Act of 2008 (EESA). TARP provided for the U.S. Treasury to purchase up to $700 billion of assets from financial institutions. See “Legislative and Regulatory Actions” in Management’s Discussion and Analysis in the Bank’s periodic report filed on Form 10-Q for September 30, 2008 for additional information regarding EESA and TARP.

During the third quarter of 2008, a series of events affecting the financial services industry resulted in significant changes in the number, ownership structure and liquidity of some of the industry’s largest companies. Heightened concern about loan losses sustained by Fannie Mae and Freddie Mac resulted in a significant decline in their market capitalizations and the subsequent placement of both companies into conservatorship by the Finance Agency. Additionally, Lehman Brothers Holdings, Inc. (Lehman) declared bankruptcy, Merrill Lynch agreed to be purchased by Bank of America, and Morgan Stanley and Goldman Sachs received regulatory approval to convert to bank holding companies. Several of the nation’s largest depository institutions also suffered significant declines in investor and regulator confidence, resulting in the closure of IndyMac Bank and the sale of the banking operations of Washington Mutual, Inc. — Washington Mutual Bank, and Washington Mutual Bank, FSB to J.P. Morgan Chase.

As was the case during the second quarter of 2008, market participants continued to be concerned about the creditworthiness of trade counterparties, which negatively impacted market liquidity. During the second quarter of 2008, uncertainty with regard to the magnitude of future write-downs of mortgage-related holdings on the books of commercial banks and securities dealers influenced the degree to which counterparties were willing to extend unsecured credit to each other. During the third quarter of 2008, this concern extended to other asset classes, such as commercial and credit card loans, and derivatives, such as credit default swaps, leading market participants to fear another wave of losses at the nation’s financial institutions. This concern continued into fourth quarter 2008.

Early in the third quarter of 2008, investor unease was reflected in growth in the aggregate balance of assets in domestic money market mutual funds. Certain money market funds announced losses due to exposure to Lehman. This event triggered a new set of investor concerns relating to the safety of money market funds. Subsequent to this announcement, total money fund assets fell sharply and there was a large movement of dollars out of “prime” funds and into funds that restrict investments to U.S. Treasury and Agency debt. In response to investor concern about the stability of money market funds, the FDIC announced, on September 19, 2008, the establishment of the Temporary Liquidity Guaranty Program (TLGP). The FDIC-offered TLGP has created a new class of debt with a full faith and credit guarantee of the U.S. government. As such, investors have access to yet another class of securities that will be viewed as carrying the explicit guarantee of the U.S. government. With this program fully operational, some amount of investor capital and dealer focus has been channeled to this new asset class. As a result, the debt of all three housing GSEs suffered, leading to a deterioration in pricing.

This change in the landscape of the financial services industry motivated many investors to assume a defensive posture toward both credit and spread risk. Some investors, including some foreign central banks, became generally cautious toward any investments linked to the U.S. housing market, including MBS and senior debt issued by the housing GSEs. Other investors struggling with balance sheet problems, such as some domestic banking institutions, sold off liquid assets, such as GSE debt, in order to meet other needs. Yet other investors, such as government entities that rely on tax receipts for funding, curtailed investment activity as a result of the decline in funds available for investment. Between the weeks ended July 31, 2008 and September 25, 2008, Agency securities (debt and MBS combined) held in custody for foreign official and international accounts declined $19.5 billion. In contrast, over that same period, holdings of U.S. Treasury securities increased $73.7 billion. These trends reflected extreme investor caution toward securities with any degree of perceived credit risk.

This general decline in investor confidence, coupled with the uncertainty generated by the need for swift and dramatic actions undertaken by the U.S. government (i.e., conservatorship for Fannie Mae and Freddie Mac, American International Group (AIG) loan facility, guaranty program for money market mutual funds and the TARP), reduced dealer and investor sponsorship for long-term debt issued by the FHLBank System, which increased funding costs and reduced availability. Investors also faced uncertainty with regard to the future of Fannie Mae and Freddie Mac. Investor concerns included the explicit December 31, 2009 expiration date for the newly created GSECF mentioned above, the uncertain length of the conservatorships of Fannie Mae and Freddie Mac and confusion about the level of government support for these two government-controlled entities relative to the FHLBanks.

During the last six months of 2008, uncertainty grew with respect to the outlook for the net supply of GSE debt issuance over the next six to twelve months. Following the September announcement of the conservatorship action for both firms, the Finance Agency unveiled aggressive, short-term retained portfolio growth targets for both firms. Fannie Mae and Freddie Mac reported a steep decline in the size of their aggregate retained portfolios of mortgage loans, as well as the prospect for net asset sales over subsequent months. During this period of uncertainty with regard to the growth of Fannie Mae and Freddie Mac, and the resulting effect on GSE debt outstanding, the FHLBanks were increasing debt outstanding to meet the growing funding needs of member institutions. Amid these rapid changes in the outlook for overall GSE debt supply, investors sought to understand the effect of a deteriorating banking sector on FHLBank debt outstanding and the resulting effect on the price performance of FHLBank consolidated obligations.

Over the course of the third quarter, FHLBank funding costs associated with issuing long-term debt, as compared to three-month LIBOR on a swapped cash flow basis, rose sharply relative to short-term debt. This change in the slope of the funding curve reflected general investor reluctance to buy longer-term obligations of the

GSEs coupled with strong investor demand for short-term, high-quality assets. As investors in longer-term instruments struggled with price declines of longer-term GSE debt, money market funds provided a strong bid for short-term GSE debt. As such, during the quarter, the FHLBanks issued large quantities of discount notes, floating-rate notes, short-term callable bonds and short-term bullet bonds in order to meet this demand. During the early part of fourth quarter 2008, FHLBank funding costs associated with discount notes improved sharply due to this increased demand for high-quality investments for shorter terms. Additionally, beginning in late September 2008 and continuing into the fourth quarter 2008, one-month and three-month LIBOR rates began resetting to unprecedented levels relative to the overnight Federal funds target rate. The Federal funds rate was reduced 200 basis points in fourth quarter 2008 to a range of 0% to 0.25% on December 16, 2008.

The third and fourth quarter growth of assets in money market funds that limit investments to U.S. government and agency debt lifted demand for short-term GSE debt. In contrast, domestic banks, historically large buyers of callable debt, were net sellers of GSE debt in aggregate over the course of 2008, leading to lower overall issuance of long-term callable debt. As a result, the proportion of outstanding callable FHLBank bonds remained historically low at the end of the third quarter, while the proportion of non-callable, short-term bullet and floating-rate debt increased. The increase in short-term bond issuance also reduced the weighted-average maturity of bonds outstanding. On October 13, 2008, the three-month LIBOR rate began a steep, sustained decline, ultimately falling approximately 332 basis points by year-end. As a result, FHLBank bond call volume steadily increased during the quarter. In the fourth quarter, FHLBank term debt issuances dropped sharply relative to the third quarter. During the fourth quarter, the proportion of debt outstanding attributable to discount notes continued to increase.

Due to the strong market demand for short-term high-quality investments, the FHLBanks increased the relative use of discount notes as a source of funding. As a proportion of total debt outstanding, and on an absolute basis, for the majority of FHLBanks the outstanding amount of discount notes rose, increasing the relative prominence of this funding vehicle and resulting in a large proportion of debt maturing within one year. As previously noted, the FHLBanks are receiving a large proportion of their funding from money funds, which are attracted to the structure and quality of current FHLBank issuances. Any significant changes in market conditions that result in an overall decline in money fund assets, or money funds reallocating portfolio assets out of GSE debt, has the potential to raise funding costs. Market volatility and underwriter risk aversion resulted in a reduction in the volume of discount notes sold through an auction format. The reduction in the volume provided by this channel was supplemented by increasing the issuance of discount notes through negotiated transactions, which generally entails less risk for underwriters. Funding priced via auction declined sharply during fourth quarter 2008 indicating continued dealer reluctance to take on risk positions. During the fourth quarter of 2008, foreign holdings and dealer inventories of GSE debt continued the decline started in third quarter 2008. Money fund balances grew steadily throughout the quarter and money fund portfolio manager allocations to GSE debt increased sharply.

In October 2008, the FDIC announced a proposal to reduce a financial institution’s risk weight for certain Fannie Mae and Freddie Mac debt and securities from 20% to 10%. This rule was not finalized in 2008 and is still pending. However, the exclusion of FHLBank debt obligations in this proposal increased the competitive disadvantage of FHLBank debt relative to Fannie Mae and Freddie Mac debt. Market perception that FHLBank debt would have a lesser degree of government support than Fannie Mae’s and Freddie Mac’s resulted in further deterioration of FHLBank term debt pricing, with funding costs peaking in early October, relative to LIBOR and U.S. Treasury securities and on an absolute basis.

On November 25, 2008, the Federal Reserve announced an initiative to begin purchasing up to $100 billion of housing GSE debt. Following this announcement, FHLBank term debt pricing responded with a rapid and sustained improvement relative to U.S. Treasury securities and interest rate swaps. During December 2008, the Federal Reserve announced it had purchased a total of $15 billion of housing GSE term debt, leaving an additional $85 billion in potential future purchases.

The primary external factors that affect net interest income include market interest rates and volatility, as well as credit spreads. Interest rates prevailing during any reporting period affect the Bank’s profitability for that reporting period, due primarily to the short-term structure of earning assets and the effect of interest rates on invested capital. A portion of the Bank’s loans to members has been hedged with interest-rate exchange agreements in which a short-term, variable rate is received. Generally, due to the Bank’s cooperative structure, the Bank earns relatively narrow net spreads between the yield on assets and the cost of corresponding liabilities.

The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	2008		2007		2006

	Average	Ending	Average	Ending	Average	Ending

Federal funds target	2.08%	0.25%	5.05%	4.25%	4.96%	5.25%
3 month LIBOR	2.93%	1.43%	5.30%	4.70%	5.20%	5.36%
2 year U.S. Treasury	2.00%	0.77%	4.36%	3.06%	4.82%	4.82%
5 year U.S. Treasury	2.79%	1.55%	4.43%	3.44%	4.74%	4.70%
10 year U.S. Treasury	3.64%	2.22%	4.63%	4.03%	4.79%	4.71%
15 year mortgage current coupon(1)	4.97%	3.64%	5.54%	4.95%	5.60%	5.50%
30 year mortgage current coupon(1)	5.47%	3.93%	5.92%	5.54%	5.98%	5.81%

	2008 by Quarter - Average

	Quarter 1	Quarter 2	Quarter 3	Quarter 4

Federal funds target	3.22%	2.08%	2.00%	1.04%
3 month LIBOR	3.29%	2.75%	2.91%	2.77%
2 year U.S. Treasury	2.03%	2.41%	2.35%	1.21%
5 year U.S. Treasury	2.75%	3.15%	3.11%	2.16%
10 year U.S. Treasury	3.65%	3.87%	3.85%	3.21%
15 year mortgage current coupon(1)	4.71%	5.08%	5.30%	4.79%
30 year mortgage current coupon(1)	5.37%	5.58%	5.79%	5.12%
Note:

(1)	Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.

The Bank is also heavily affected by the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. The Bank continues to have high concentrations of its loans to members portfolio outstanding to its top ten borrowers. Some of the Bank’s members continued to experience liquidity pressures throughout 2008. The rapid growth of the loans to members portfolio experienced during the last six months of 2007 slowed during the first six months of 2008. However, the portfolio grew again during third quarter 2008 due to ongoing uncertainty in the credit markets but leveled off during fourth quarter 2008. Total loans to members at December 31, 2008 reflected a decrease of 9.7% from December 31, 2007. During the first two months of 2009, the loans to members portfolio continued this steady decline, with spot balances decreasing 13.5% from year-end 2008. This decrease has been driven by a slowing of community bank new loan growth and increased access to other government funding sources.

As noted above, the instability in the financial markets has also placed stress on the overall derivatives market. See below for additional discussion of how the Bank’s derivative position was affected by the Lehman bankruptcy.

In addition, see the Credit and Counterparty Risk and Market Risk discussions in “Risk Management” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K for information related to derivative counterparty risk and overall market risk of the Bank.

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

On October 2, 2008, the Bank sent a final settlement notice to LBSF and demanded return of the balance of posted Bank collateral, which, including dealer quotes for all trades, the collateral position, and the applicable accrued interest netted to an approximate $41.5 million receivable from LBSF. LBSF subsequently filed for bankruptcy on October 3, 2008. The receivable from LBSF is recorded in the Bank’s Statement of Condition within Other Assets. Management believes it is probable that a loss has been incurred with respect to this receivable as of December 31, 2008. However, the Bank has not recorded a reserve with respect to the receivable from LBSF as of December 31, 2008 because, at this time, the Bank is unable to reasonably estimate the amount of loss that has been incurred.

On October 7, 2008, the Bank filed an adversary proceeding against LBSF and JP Morgan Chase Bank, N.A. (JP Morgan) relating to the right of the Bank to have its excess collateral returned. See the Bank’s report on Form 8-K filed with the SEC on October 9, 2008 for additional information. See discussion within Item 3. Legal Proceedings for more information with respect to the adversary proceeding.

Key Determinants of Financial Performance

Many variables influence the financial performance of the Bank. Key among those variables are the following: (1) Earnings on Capital; (2) Net Interest Spread; (3) Leverage; (4) Duration of Equity, Return Volatility and

Projected Capital Stock Price (PCSP); (5) Interest Rates and Yield Curve Shifts; (6) Credit Spreads; and (7) Liquidity Requirements. Any discussion of the financial condition and performance of the Bank must necessarily focus on the interrelationship of these seven factors. Key statistics regarding five of these seven factors are presented in the table below; in addition, each is discussed in detail following the table. The remaining factors are also discussed in the narrative following the table.

	2008	2007	2006

Earnings on Capital
Average capital balance (in billions)	$4.3	$3.7	$3.4
Impact of net noninterest-bearing funds to net interest margin	0.13%	0.20%	0.19%
Average 3-month LIBOR	2.93%	5.30%	5.20%
Average six-month U.S. Treasury bill yield for the year	1.64%	4.59%	4.98%

Net Interest Spread
Net interest spread	0.16%	0.25%	0.27%
Net interest margin	0.29%	0.45%	0.46%

Leverage
Assets to capital ratio at December 31	22.0 times	23.6 times	21.2 times

Duration of Equity, Return Volatility and PCSP
Duration of equity at December 31 in the base case	26.8 years	4.2 years	2.0 years
Duration of equity at December 31 in the base case — Alternative Risk Profile calculation	(0.1) years	n/a	n/a
Return volatility — Year 1 forward rates	2.21%	n/a	n/a
Return volatility — Year 2 forward rates	1.87%	n/a	n/a
Projected capital stock price	9.9%	n/a	n/a
Projected capital stock price — Alternative Risk Profile calculation	74.2%	n/a	n/a

Interest Rates and Yield Curve Shifts
Average ten-year U.S. Treasury note yield	3.64%	4.63%	4.79%

n/a — not applicable

Earnings on Capital.  Member institutions held $4.0 billion in capital stock in the Bank at December 31, 2008 and $4.3 billion on average throughout the year. This capital is a source of funding for the Bank’s asset portfolios. A large portion of the maturities of the Bank’s assets are either short-term in nature, have interest rate resets driven by short-term interest rates, or have been hedged with derivatives in which a short-term interest rate is received. The one exception is the Bank’s MBS and MPF portfolio. As a result, the yield on the investment of the Bank’s capital reflects short-term interest rates. Earnings on capital are a major component of net interest income in absolute terms and will rise or fall with prevailing short-term interest rates, assuming constant capital levels. The Bank’s earnings on capital reflect the contribution of net noninterest-bearing funds to the net interest margin. This impact is calculated as the difference between the net interest margin and the net interest spread. The Bank monitors this impact as a part of the net interest margin evaluation. As noted above, the impact of the net noninterest-bearing funds can represent a significant portion of the net interest margin, ranging from 13 basis points to 19 basis points over the three years ended 2008.

The Bank strives to earn a return on capital that is attractive relative to short-term interest rates. If rates are trending downward, the Bank’s net income will trend downward, as will the earned dividend rate, due to lower earnings on capital. The opposite will occur if rates are trending upward. As evidenced in the key market interest rate trend table in the “Current Financial and Mortgage Market Events and Trends” discussion in Item 7. Management’s Discussion and Analysis, the Federal funds target rates declined in the first quarter 2008, held somewhat steady during the second and third quarters of 2008 and then fell sharply in fourth quarter 2008. Excluding other effects, rising Federal funds rates into 2006 had the effect of increasing the Bank’s net interest income due to the wider spread earned on capital; falling short-term rates beginning in 2007 and through 2008 had the opposite effect.

Net Interest Spread.  Earnings on capital represent one of two components in the Bank’s net interest margin. The other component is the net interest spread that the Bank earns between the yield on interest-earning assets and the rate paid on interest-bearing liabilities. These liabilities included $1.5 billion in member deposits and $84.3 billion in consolidated obligation bonds and discount notes at December 31, 2008. Because of the Bank’s GSE status and the joint and several obligation of the twelve FHLBanks for consolidated obligations, the Bank has historically been able to issue debt at spreads to the U.S. Treasury yield curve which are typically narrower than non-GSE issuers. This spread advantage was considered a strategic competitive advantage for the Bank. However, term debt costs have continued to increase, due to the market’s wariness regarding any investments linked to the U.S. housing market, and have resulted in significantly wider spreads compared to the U.S. Treasury yield curve and LIBOR.

The Bank deploys its funding in three broad categories of assets. First, as a ready source of liquidity for members, the Bank maintains ample liquid asset portfolios of various interest-earning investments, including Federal funds sold and balances at the Federal Reserve, that can be promptly converted into cash to meet member loan demand. These liquid assets are short-term in nature and of high asset quality, and spreads between these assets and consolidated obligation funding have historically been narrow or, at times, negative.

A second asset category is loans to members, which totaled $62.2 billion at December 31, 2008, and represented 68.5% of total assets. In order to maximize the value of membership, the Bank strives to price its loans at levels that members will find not only competitive, but advantageous relative to their other sources of wholesale funding. Historically, the aggregate spread on the Bank’s loan portfolio ranged from 15 to 28 basis points over the Bank’s cost of funds. In effect, members have been able to borrow from the Bank at levels comparable to those levels at which a AA-rated financial institution could borrow in the capital markets. However, during 2008, the Bank lost some of the competitive advantage it has experienced in the past, due to increased competition from the Federal Reserve banks and other new government-supported lending programs in 2008. For additional discussion regarding these government programs, see “Legislative and Regulatory Developments” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

A third category of the Bank’s assets are in mortgage-related investments. Mortgage-related investments are deemed to be consistent with the Bank’s housing mission and typically produce wider spreads against consolidated obligation funding. At December 31, 2008, the Bank held $10.6 billion in MBS, representing 11.7% of the Bank’s total assets. A second category of mortgage-related assets held by the Bank is generated through the MPF Program. At December 31, 2008, MPF loans totaled $6.2 billion and represented 6.8% of the Bank’s assets. In terms of financial performance and impact on spread, MPF is similar to MBS in that the Bank typically expects to earn a wider spread on MPF loans, which enhance the weighted average net interest spread on total assets. Additional information regarding the Bank’s MBS and MPF loan portfolios is available in Item 1. Business and in “Mortgage Partnership Finance Program” in Item 7. Management’s Discussion and Analysis, both in this 2008 Annual Report filed on Form 10-K.

The Bank’s spread between asset yields and the cost of underlying funds is an area of keen focus for management. While earnings on capital are driven by market interest rates, the spread that the Bank earns between interest-earning assets and interest-bearing liabilities is determined by several factors. These factors include, but are not limited to, the amount, timing, structure and hedging of its debt issuance and the deployment of funds in loans to members or in attractive investment opportunities as they arise. With respect to investments, 2008 was a difficult year, as ongoing market disruptions led to widening spreads on agencies and a reduction in liquidity in the mortgage issuance sector. The Bank must maintain balance sheet liquidity for which the cost is holding a portfolio of lower-yielding assets. Management is also challenged to find and position investment assets that conform to standards of AAA- or AA- rated credit quality while respecting limits on interest rate risk exposure.

The Bank is required to maintain a level of liquidity in accordance with certain regulations and Bank policies established by management and the Board and certain regulations, including Finance Agency guidance to target as many as 15 days of liquidity under certain scenarios. To maintain this level, the Bank invests in short-term instruments with lower yields than are available with other investment alternatives. As the FHLBank System cost of funds has increased and the Bank has had to hold an increased amount of liquidity, it has become increasingly difficult for the Bank to earn a positive spread on these larger balances. See the Liquidity and Funding Risk discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis for additional information regarding the Finance Agency’s guidance.

Leverage.  Under the GLB Act, the Bank is required at all times to maintain a ratio of regulatory capital-to-assets at a level of four percent or higher. The reciprocal of this ratio, known as leverage, is the ratio of assets to capital and cannot exceed 25 times. The degree of leverage that the Bank maintains directly affects the Bank’s resulting return on capital and, therefore, its dividend-earning capacity. The higher the degree of leverage, the higher the potential return on capital that the Bank can achieve; this higher level of leverage also results in additional risk to the Bank. The size of the Bank’s balance sheet is heavily impacted by the volume of the loans to members portfolio. Management strives to maintain leverage generally in a range of 21 times to 24 times capital. This is intended to maintain an acceptable return on capital within the Bank’s applicable regulatory limits. The Bank’s leverage increased from 21.2 times for 2006 to 23.6 times for 2007 as the 31.0% growth in total assets, driven by loans to members, outpaced the 17.9% growth in capital. While capital stock activity is directly dependent on the change in the volume in the loans to members portfolio, there is not a one-for-one match in growth between the two. The impact of paydowns on loans at the end of 2006 was reflected in the December 31, 2006 asset balance; however, the excess capital stock related to those loan balances was not repurchased until the following month. The Bank’s leverage fell from 2007 to 2008 as the crises in the credit markets led the Bank to voluntarily reduce its money market portfolio and to not re-enter the MBS market. On December 23, 2008, the Bank announced its decision to voluntarily suspend excess capital stock repurchases until further notice, in an attempt to preserve capital.

Duration of Equity, Return Volatility and PCSP.  The Bank uses various metrics to measure, monitor and control its market risk exposure. Policies established by the Board have focused on duration of equity and PCSP as key measurements and control devices for managing and reporting on the Bank’s exposure to changing market environments. Under the original Board policy, the Bank was required to maintain a base case duration of equity within +/-4.5 years, and in shock cases of +/-200 basis points, within +/-7 years. In early 2008, the Bank developed an Alternative Risk Profile approach which excludes the effect of certain mortgage-related asset credit spreads. Under this revised approach, the acceptable ranges remain the same as in the actual calculation.

The return volatility metric is utilized to manage the impact of interest rate risk on the Bank’s return on average capital stock compared to a dividend benchmark interest rate. This metric excludes future other-than-temporary impairment charges that may occur. This metric is calculated on multiple interest rate shock scenarios over rolling forward one to 12 month and 13 to 24 month time periods. The metric is presented above as a spread over 3-month LIBOR.

With respect to PCSP, the Board established a PCSP floor of 85% and a target of 95%. The Bank strives to manage its overall risk profile in a manner that attempts to preserve the PCSP at or near the target ratio of 95%. The difference between the actual PCSP and the floor or target, if any, represents a range of additional retained earnings that will need to be accumulated over time to restore the PCSP and retained earnings to an adequate level. The PCSP is also calculated under the Alternative Risk Profile approach. In both calculations, the floor and target are the same.

Previously, the Bank had also considered market value of equity volatility as a key measurement and control device for managing the Bank’s exposure to market changes. However, in late 2008 the Board approved various changes to the Bank’s market risk management strategies which resulted, in part, in the market value of equity volatility metrics being discontinued as Board-approved metrics, although they will continue to be monitored by Asset/Liability Committee (ALCO).

For additional information regarding the Alternative Risk Profile assumptions and approach, see Risk Governance in “Risk Management” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report on Form 10-K.

It is the intent of the Board and management to maintain a market risk profile within Board limits. The Bank’s liquid asset portfolios, because of their short-term maturity, do not expose the Bank to meaningful market risk. The Bank’s member loan portfolio has a modest amount of interest rate risk. Another portion of the market risk in the Bank’s balance sheet is driven by the MBS and MPF portfolios and the associated funding. These mortgage portfolios may be mismatched with respect to funding or option risks to a degree, giving rise to duration risk. The extension and prepayment risk inherent in mortgage assets is the major source of negative convexity risk in the Bank. The Bank’s mortgage assets are funded with consolidated obligations. As a result, the mortgage portfolios are also subject to basis risk, that is, the risk that mortgage spreads and agency spreads do not move correspondingly.

This basis risk generally consists of credit, illiquidity and prepayment spreads. Declines in the market value of equity due to further private label MBS credit spread widening in the fourth quarter of 2008 reduced the current capital stock price from which the PCSP is projected and significantly increased the differential between the actual and Alternative Risk Profile calculations. The Bank is also exposed to interest rate risk with respect to the rollover of existing debt and the ability to replace maturing debt at comparable cost, as well as the risk of rate resets on both assets and liabilities.

The flow of assets, funding and capital causes the Bank’s duration of equity, market value of equity volatility, and PCSP positions to fluctuate on a daily basis. Rising interest rates exert upward pressure on the Bank’s duration of equity, while falling rates tend to have the opposite effect. In a rising interest rate environment, generally associated with a strong economy, the Bank’s financial performance may improve due to higher earnings on capital, widening net interest spreads and growing loan demand. Yet these positive influences are offset to some degree because the same economic circumstances increase the Bank’s duration of equity and create a need to reduce this exposure. In a falling rate environment, typical of a weakening economy, duration of equity typically declines. This reduces the Bank’s duration and the costs of policy compliance, but this benefit may be offset by declining earnings on capital.

In 2008, U.S. Treasury yields in the two- to ten-year portion of the yield curve were volatile. On a trend basis, two-, five- and ten-year U.S. Treasury yields declined from year-end 2007 levels through March 2008 then increased to their highs of the year in June. Two- and five-year U.S. Treasury yields trended down for the rest of 2008, ending the year at 0.77% and 1.55%, respectively. Ten-year U.S. Treasury yields had a slightly downward bias from June through early November, then declined steeply over the last two months of 2008, ending the year at 2.22%. In addition, credit spreads continued to widen significantly, with mortgage spreads widening more than FHLBank term debt spreads, exposing the Bank to basis risk. These basis changes, which are difficult to hedge, had a significant negative impact on the Bank’s duration of equity in 2008. The incremental costs of hedging duration, convexity and MVE volatility, and to a lesser extent, basis risk, by issuing fixed-rate debt or purchasing option contracts reduce the Bank’s earnings. Results for 2008 were characterized by falling rates due to credit concerns related primarily to the deterioration of mortgage-related investments.

See the Quantitative Disclosures Regarding Market Risk discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis for further discussion of Duration of Equity and PCSP calculations and results.

Interest Rates and Yield Curve Shifts.  Another important determinant in the financial performance of the Bank involves shifting movements in the yield curve. The Bank’s earnings are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. Theoretically, flattening of the yield curve tends to compress the Bank’s net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spread. During 2008, the U.S. Treasury curve steepened significantly as the decline in short-term yields exceeded the decline in long-term yields. However, as a result of management’s decision to not purchase MBS, the Bank was unable to capitalize on investment opportunities in the steepening yield curve environment.

The performance of the Bank’s portfolios of mortgage assets is particularly affected by shifts in the ten-year maturity range of the yield curve, which is the point that heavily influences mortgage pricing and refinancing trends. Changes in the shape of the yield curve, particularly the portion that drives fixed-rate residential mortgage yields, can also have a pronounced effect on the pace at which borrowers refinance to prepay their existing loans. Since the Bank’s mortgage loan portfolio is composed of fixed-rate mortgages, changes in the yield curve can have a significant effect on earnings. Under normal circumstances, when rates decline, prepayments increase, resulting in a shorter average loan life which can cause an accelerated accretion/amortization of any associated premiums or discounts. In addition, when higher coupon mortgage loans prepay at a faster pace, the resulting aggregate yield on the remaining loan portfolio declines. The Bank’s average mortgage loan portfolio has not experienced this decline in yield as paydown activity has been more concentrated in the older, lower-yielding portion of the portfolio.

The volatility of yield curve shifts may also have an effect on the Bank’s duration of equity and the cost of duration policy compliance. Volatility in interest rates may force management to spend resources on duration hedges to maintain compliance, even though a subsequent, sudden reversal in rates may make such hedges unnecessary. Volatility in interest rate levels and in the shape and slope of the yield curve increases the cost of compliance with the Bank’s duration limit.

In summary, volatility in interest rates, the shifting slope of the yield curve, and movements in the ten-year maturity range of the curve challenge management as it seeks to maintain an acceptable net interest spread, maintain duration of equity compliance at the least cost and hedge the volatility of mortgage loan premium expense.

Credit Spreads.  2008 was once again a volatile year for credit spreads. During 2008, delinquencies on subprime and Alt-A mortgages increased; credit spreads widened and the universe of mortgage lenders contracted due to bankruptcies and brokers exiting the business. Banks remained reluctant to lend to one another, the liquidity of the asset-backed commercial paper market dried up, and there was little, if any, securitization of MBS. During 2008, mortgage spreads continued to widen with their widest point being November 2008.

The widening of mortgage spreads impacted the Bank’s duration of equity. This was due to the magnitude of the change in mortgage spreads, which far exceeded the movement in the Bank’s funding spread. This widening also drove the decline in the Bank’s market value of equity.

In addition, the Bank has experienced a widening of debt spreads, due in part to several government-sponsored programs which provided alternatives to GSE debt for investor funds, including a new class of debt with an explicit government guarantee. Investors have become generally cautious of any investments linked to the U.S. housing market, including GSE debt. This concern has increased funding costs and reduced availability of long-term FHLBank debt. This resulted in a deterioration in the pricing of FHLBank debt and increased the Bank’s cost of funding.

For additional information regarding the impact of credit spreads on the Bank’s risk metrics and financials, see the “Risk Management” section in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

Liquidity Requirements.  The Bank maintains contingency liquidity sufficient to meet its estimated needs for a minimum of five business days without access to the consolidated obligation debt markets and to adhere to Finance Agency guidance to target as much as 15 days of liquidity under certain scenarios. To meet this additional requirement, the Bank has had to maintain significantly higher balances in shorter-term balances, earning a much lower interest rate than alternate investment options. These larger balances in lower-earning assets has had a negative impact on the Bank’s profitability. For additional information regarding the Finance Agency’s liquidity guidance, see the Liquidity and Funding Risk discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

Key Business Strategies and 2009 Outlook

The Bank developed a 2009 operating plan with goals directed at adding value to our membership and the communities they serve. These goals include the following focal points: (1) Member Loans and Services; (2) Member Value; and (3) Community Investment and Economic Development.

Member Loans and Services.  This concept continues the customer-centric focus strategic goal originally initiated in 2007. The Bank continually strives to identify new opportunities to effectively manage the loans to members portfolio and portfolio-related activity, recognizing the importance of the members, both as customers and stockholders.

Within this area, the 2009 operating plan includes several specific goals. The first of these goals is a commitment to manage the expected decrease in the loans to members balances. This includes recruiting new institutions for membership, providing pricing on loans to members to create value for the member and identifying and implementing new products, programs and services for the members as appropriate. The Bank is also committed to focusing on the issuance of letters of credit on behalf of members who credit enhance tax-exempt bond transactions. A third goal addresses the desire to increase the number of Participating Financial Institutions (PFIs) in the MPF Program and the community bank MPF balances. A fourth goal supports an increase in member transactions using the Bank4Banks online transaction tool, which provides an easy and efficient tool for members to perform transactions and manage accounts. A final goal addresses the increase of safekeeping assets held under custody; this provides a competitively priced, reliable custodial service for members and can be managed through Bank4Banks.

While working toward these goals to improve the products and services offered to members, management will remain focused on its most important mission — ensuring that the Bank is poised and prepared to ensure a reliable flow of liquidity to its members and the communities they serve in all market cycles.

Member Value.  Because Bank members are both customers and stockholders, management views member value as access to liquidity, competitively priced products, and a suitable return on investment. The Bank must deliver all of these components, while protecting the stockholders’ investment, prudently managing the Bank’s capital position and supporting community development. In the current environment, the Bank is focused on protecting the members’ investments and building adequate retained earnings. Therefore, as previously discussed, on December 23, 2008, the Bank suspended dividend payments until further notice. In addition, management continues to address ways to manage expense growth while providing desired products and pricing.

Community Investment and Economic Development.  The Bank’s mission includes focus on providing programs for affordable housing and community development. In addition, Bank management provides leadership and opportunities for members to bring about sustainable economic development within their communities.

Imperatives within this area include expanding member participation in the FHLBank programs, marketing the community investment products and services to emerging communities, supporting the member services initiative to increase letter of credit volume for tax-exempt bond issuances, develop and implement a long-term foreclosure mitigation strategy and complete an evaluation of the Blueprint Communities Initiatives recently implemented in the Bank’s district.

In addition to the goals discussed above, infrastructure is a necessary foundation for continued success in the current business environment. Management is committed to providing the necessary technology resources to address changing business and regulatory needs to support the framework needed to achieve these goals and still prudently manage costs. These resources will be focused on areas such as enhancement of risk modeling, collateral management and analysis, business and information analysis and compliance with legal and regulatory requirements and business continuation plan enhancements.

Net Interest Income

The following table summarizes the interest income or interest expense, related yields and rates paid and the average balance for each of the primary balance sheet classifications as well as the net interest margin for each of three years ended December 31.

Average Balances and Interest Yields/Rates Paid(1)

	Year Ended December 31,

	2008			2007			2006
			Avg.			Avg.			Avg.
		Interest	Yield		Interest	Yield		Interest	Yield
	Avg.	Income/	/Rate	Avg.	Income/	/Rate	Avg.	Income/	/Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)	Balance	Expense	(%)

Assets
Federal funds sold(2)	$4,234.7	$77.1	1.82	$3,873.0	$195.1	5.04	$4,323.4	$218.6	5.06
Interest-earning deposits	652.7	9.6	1.47	14.6	0.7	4.89	8.2	0.4	4.94
Investment securities(3)	17,843.0	798.7	4.47	17,352.8	878.9	5.06	15,423.0	736.6	4.78
Loans to members(4)	67,403.6	2,150.4	3.19	53,295.6	2,865.7	5.38	46,997.2	2,435.0	5.18
Mortgage loans held for portfolio(5)	6,115.1	316.0	5.17	6,558.6	337.9	5.15	7,330.3	372.5	5.08

Total interest-earning assets	96,249.1	3,351.8	3.48	81,094.6	4,278.3	5.27	74,082.1	3,763.1	5.08
Allowance for credit losses	(10.2)			(7.7)			(6.1)
Other assets(4)(5)	2,353.7			1,392.7			1,041.6

Total assets	$98,592.6			$82,479.6			$75,117.6

Liabilities and capital
Deposits	$1,822.5	$34.9	1.91	$1,526.2	$75.2	4.93	$1,216.2	$58.2	4.79
Consolidated obligation discount notes	26,933.6	686.0	2.55	22,118.3	1,106.1	5.00	13,189.7	655.1	4.97
Consolidated obligation bonds(4)	63,567.2	2,348.6	3.69	54,250.5	2,728.1	5.03	56,631.4	2,703.3	4.77
Other borrowings	11.7	0.4	3.33	31.3	1.9	6.03	29.3	2.2	7.51

Total interest-bearing liabilities	92,335.0	3,069.9	3.32	77,926.3	3,911.3	5.02	71,066.6	3,418.8	4.81
Other liabilities(4)	1,917.6			889.7			611.3
Total capital	4,340.0			3,663.6			3,439.7

Total liabilities and capital	$98,592.6			$82,479.6			$75,117.6

Net interest spread			0.16			0.25			0.27
Impact of net noninterest-bearing funds			0.13			0.20			0.19

Net interest income/net interest margin		$281.9	0.29		$367.0	0.45		$344.3	0.46

Average interest-earning assets to interest-bearing liabilities	104.2%			104.1%			104.2%

Notes:

(1)	Average balances do not reflect the impact of reclassifications due to FIN 39-1; average balances do, however, reflect the reclassification of certificates of deposit to investments as described in Note 3 to the audited financial statement in this 2008 Annual Report filed on Form 10-K.

(2)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.

(3)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of trading investment securities and available-for-sale investment securities represent fair values. The related yield, however, is calculated based on cost.

(4)	Average balances reflect reclassification of noninterest-earning/noninterest-bearing hedge accounting adjustments to other assets or other liabilities.

(5)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.

Net interest income was $281.9 million for full year 2008, a decline of $85.1 million, or 23.2%, from full year 2007, as the impact of falling interest rates more than offset the benefit of higher volumes. Total average interest-earning assets were $96.2 billion for full year 2008, an increase of $15.2 billion, or 18.7%, over the full year 2007 average, driven by the higher demand for loans to members. However, the overall yield on interest-earning assets declined 179 bps to 3.48% while the overall rate paid on interest-bearing liabilities declined only 170 bps to 3.32%, resulting in a 9 bps compression in the net interest spread. The net interest margin decreased 16 bps, to 29 bps, from 2007 to 2008. The primary driver of the decline in net interest margin was the lower yield earned on noninterest-bearing funds (capital stock) which are typically invested in short-term assets (e.g. target overnight Federal funds rate fell 322 bps in the year-over-year comparison). Interest expense from funding the loans to members portfolio increased due to the accelerated recognition of concession fees on called bonds that funded this portfolio. In addition, late in fourth quarter 2008, the Bank shifted a portion of overnight discount note funding to term discount notes to better manage member availability to liquidity, resulting in increased funding costs. Yields on the MBS and MPF portfolios were relatively flat as prepayments have been slow on these assets and additional purchases have been relatively small. However, accelerated amortization of fees on called debt funding these portfolios and generally higher rates on replacement of long-term maturing debt resulted in higher interest expense related to those portfolios in the year-over-year comparison. The Bank’s investments in interest-earning deposits, including certificates of deposit, which are reported in held-to-maturity securities, have benefited from favorable discount note pricing, offsetting the declines discussed above. Additional details and analysis regarding the shift in the mix of these categories is included in the Rate/Volume Analysis discussion below.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2008 and 2007 and between 2007 and 2006.

	2008 Compared to 2007			2007 Compared to 2006

(in millions)	Volume	Rate	Total	Volume	Rate	Total

Increase (decrease) in interest income due to:
Federal funds sold	$18.2	$(136.2)	$(118.0)	$(22.8)	$(0.7)	$(23.5)
Interest-earning deposits	31.2	(22.3)	8.9	0.3	—	0.3
Investment securities	25.3	(105.5)	(80.2)	92.2	50.1	142.3
Loans to members	758.6	(1,473.9)	(715.3)	326.3	104.4	430.7
Mortgage loans held for portfolio	(22.9)	1.0	(21.9)	(39.2)	4.6	(34.6)

Total	810.4	(1,736.9)	(926.5)	356.8	158.4	515.2
Increase (decrease) in interest expense due to:
Deposits	14.6	(54.9)	(40.3)	14.9	2.1	17.0
Consolidated obligation discount notes	240.8	(660.9)	(420.1)	443.5	7.5	451.0
Consolidated obligation bonds	468.5	(848.0)	(379.5)	(113.7)	138.5	24.8
Other borrowings	(1.2)	(0.3)	(1.5)	0.1	(0.4)	(0.3)

Total	722.7	(1,564.1)	(841.4)	344.8	147.7	492.5

Increase (decrease) in net interest income	$87.7	$(172.8)	$(85.1)	$12.0	$10.7	$22.7

Average interest-earning assets for full year 2008 increased $15.2 billion, or 18.7%, from full year 2007, driven primarily by the loans to members portfolio. During the second half of 2007, the Bank began to experience unprecedented growth in the loans to members portfolio, which drove the overall increase in average interest-earning assets; this average growth continued into early 2008, leveled off through much of the year, and fell off somewhat during the fourth quarter of 2008. This year-over-year increase in loans to members was primarily due to instability in the credit market, which resulted in increased demand from members for liquidity. Increases in Federal funds sold, interest-earning deposits and investment securities were slightly offset by the continuing decline of the mortgage loan portfolio.

For full year 2008, average Federal funds sold increased $361.7 million, or 9.3%, over full year 2007, while interest income on these balances decreased $118.0 million in the same comparison. This decrease in interest income was driven by a 322 basis point decline in the portfolio yield year-over-year, which more than offset the moderate increase in volume. The full year 2008 average interest-earning deposits portfolio increased $638.1 million over full year 2007. There was a corresponding increase in interest income on the portfolio year-over-year of $8.9 million, with the increase in volume more than offsetting the 342 basis point decline in yields on the portfolio. The yields on these two portfolios are affected by the changes in overall short-term rates, which declined significantly from 2008 to 2007, as evidenced in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K. The combination of the balances in these two categories in part reflects the Bank’s continued strategy to maintain a strong liquidity position in short-term investments in order to meet members’ loan demand as well as to efficiently leverage the balance sheet. The Bank is also required to maintain sufficient liquidity in accordance with certain Finance Agency guidance as well as management and Board policies.

For additional information regarding the Finance Agency’s liquidity guidance, see the Liquidity and Funding Risk discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

The increase in the full year average investment securities portfolio from 2007 to 2008 was $490.2 million, or 2.8%; however, the interest income on this portfolio declined $80.2 million in the same comparison. The increase in volume was more than offset by a decrease in the portfolio yield. The investment securities portfolio includes trading, available-for-sale and held-to-maturity securities, the majority of which are held-to-maturity MBS. The yield on held-to-maturity MBS for full year 2008 increased approximately 7 basis points over full year 2007. However, yields on non-MBS securities fell dramatically, resulting in an overall yield decrease of 59 basis points. The market has become extremely cautious toward investments linked to the U.S. housing market, including MBS. Despite the temporary increase authorized to the FHLBanks with respect to investments in agency MBS, the Bank continues to be prudent in its review and due diligence related to potential MBS investment opportunities. The increase in investments year-over-year was due to purchases of Agency MBS and certificates of deposit.

The full year 2008 average loans to members portfolio increased $14.1 billion, or 26.4%, from full year 2007. However, the corresponding interest income on this portfolio decreased $715.3 million year-over-year, with the decline in yield more than offsetting the considerable increase in volume. The interest income on this portfolio was significantly impacted by the decline in short-term rates, as evidenced in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K. Full year yields on this portfolio declined 219 basis points from full year 2007. The portfolio mix shifted to shorter-term loans and new portfolio pricing strategies were implemented, both of which contributed to the rate impact on the portfolio interest income. Specific mix changes within the portfolio are discussed more fully below under “Average Loans to Members Portfolio Detail.”

The full year average mortgage loans held for portfolio balances continued to decline from 2007 to 2008, decreasing $443.5 million, or 6.8%. The related interest income on this portfolio declined $21.9 million. The volume of mortgages purchased from members increased in 2008, but was outpaced by the run-off of the existing portfolio, resulting in a continued decline in the overall balance. The increase in volume was partially attributable to the Bank’s agreement to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago; as of December 31, 2008, $218.0 million of MPF loans had been purchased. This agreement expired October 31, 2008. The decline in interest income was primarily due to the lower average portfolio balances; the overall portfolio yield remained relatively flat. Although the amount of MPF loans being generated from large members has declined in recent years, community bank fundings, a main focus of the program, have increased significantly, from $130.9 million to $732.7 million in the year-over-year comparison.

Total full year average interest-bearing deposits increased $296.3 million, or 19.4%, from 2007 to 2008. However, interest expense on the portfolio decreased $40.3 million in the same comparison, due to a 302 basis point decline in rates paid, which more than offset the volume increase. Average interest-bearing deposit balances fluctuate periodically.

The full year average total consolidated obligations portfolio balance, including both discount notes and bonds, has seen an overall increase from 2007 to 2008. The full year average balance of discount notes increased $4.8 billion, or 21.8%, from 2007 to 2008, while the average balance of bonds increased $9.3 billion, or 17.2%, during the same period. Most of the volume increase in bonds occurred in the first half of 2008, then fell during the remainder of the year. Discount note activity was relatively steady during the second half of 2008. As previously discussed, the Bank has been limited in its ability to issue longer-term debt, particularly in the last half of 2008. The Bank currently continues to issue discount notes sufficient to meet member demand.

Interest expense on discount notes decreased $420.1 million from full year 2007 to full year 2008. The decrease in interest expense was driven by a 245 basis point decrease in rates paid year-over-year, which more than offset the increase in the volume. Interest expense on bonds decreased $379.5 million from full year 2007 to full year 2008. Rates paid on bonds decreased 134 basis points, which more than offset the increase in bond volume in the comparison. In addition, a substantial portion of the bond portfolio is swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of the swaps, (decreases) increases. See details regarding the impact of swaps on the full year rates paid in the “Net Interest

Income Derivatives Effects” discussion below. Current market conditions have impacted the spreads on the Bank’s consolidated obligations. The Bank has continued to experience obstacles in attempting to issue longer-term debt, including at spreads consistent with historical levels; the funding costs associated with issuing long-term debt have risen sharply relative to short-term debt. This reflected general investor reluctance to buy longer-term GSE obligations as well as strong investor demand for short-term GSE debt.

For additional information, see the Liquidity and Funding Risk discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

2007 compared with 2006

Net interest income increased $22.7 million, or 6.6%, to $367.0 million from full year 2006 to full year 2007. Full year average interest-earning assets and interest-bearing liabilities increased 9.5% and 9.7%, respectively, in 2007 compared to 2006. However, the net interest income increase was primarily rate driven as the increase in interest income more than offset the increase in interest expense. The net interest margin decreased 1 basis point to 0.45% year-over-year.

The increase in interest-earning assets was driven by increases in investments, interest-bearing deposits and loans to members. The Bank focused on maintaining a strong liquidity position in short-term investments, in order to meet members’ loan demand; the Bank invested in short-term liquid assets when short-term rates were increasing, resulting in an increase to interest income due to both volume and rates. Increases in the investment portfolio balances, as well as increases in the overall portfolio yields and related interest income, were driven primarily by increases in the MBS portfolio. Interest income from the loans to members portfolio was primarily volume driven. The portfolio experienced significant growth, particularly in the second half of 2007, due to instability in the credit markets, which resulted in increased demand from members for additional sources of liquidity.

Offsetting the increase in interest income was an increase in interest expense related primarily to discount notes. During 2007, the composition of the consolidated obligation portfolio shifted from longer-term bonds to shorter-term discount notes; this shift coincided with the shift in the loans to members portfolio to shorter-term borrowing. The significant increase in interest expense on discount notes was primarily volume driven, as rates paid on discount notes remained relatively flat from full year 2006 to full year 2007. By comparison, the interest expense on bonds reflected only a slight increase, as the decline in volume of bonds was offset by a meaningful increase in the rates paid on those bonds.

Average Loans to Members Portfolio Detail:

	Average Balances			Change 2008	Change 2007
	Year Ended December 31,			vs. 2007	vs. 2006

(in millions)
Product	2008	2007	2006	%	%

RepoPlus	$9,190.4	$8,230.6	$4,679.3	11.7	75.9
Mid-Term RepoPlus	32,531.2	22,604.3	20,412.4	43.9	10.7
Term Loans	12,703.9	10,511.9	10,518.5	20.9	(0.1)
Convertible Select	9,268.2	8,802.9	9,718.5	5.3	(9.4)
Hedge Select	159.4	70.4	75.8	126.4	(7.1)
Returnable	3,535.6	3,077.0	1,601.9	14.9	92.1

Total par value	$67,388.7	$53,297.1	$47,006.4	26.4	13.4

The Bank’s average loans to member portfolio grew 26.4% in 2008, almost double the pace of the previous year. The financial market turmoil and the continued uncertain conditions in the credit and mortgage markets have resulted in the need for members to accumulate liquidity. The increases in the average loans to members portfolio over the past two years spanned most loan products. The most significant dollar and percentage increase from 2007 to 2008 was in the Mid-Term RepoPlus product, which increased $9.9 billion, or 43.9%, year-over-year. The Term Loan and RepoPlus products also had significant increases year-over-year, but at a smaller rate of growth.

Average balances for the Mid-Term RepoPlus product increased in 2008 as members, driven by market uncertainty, sought additional term liquidity. The largest increase in this loan type was related to the significant funding needs of one of the Bank’s largest members, driven by their increased liquidity needs due to uncertainty in the bank note and commercial paper markets.

The slower growth in the RepoPlus product from 2007 to 2008 reflected the rapid growth of the product in previous years and increased competition from the Federal Reserve banks and other new government-supported lending programs in 2008.

Increases in Term Loans in the year-over-year comparison were primarily driven by a decline in interest rates; members elected to lock in lower rates on longer-term funding when possible. In addition, certain members had funding needs for term liquidity.

As of December 31, 2008, 37.0% of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 45.4% at December 31, 2007. Details of the portfolio components are included in Note 8 to the audited financial statements in this 2008 Annual Report filed on Form 10-K.

The ability to grow the loans to members portfolio may be affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership itself; (3) the Bank’s liquidity position and how management chooses to fund the Bank; (4) current, as well as future, credit market conditions; (5) member reaction to the Bank’s voluntary decision to suspend dividend payments and excess capital stock repurchases until further notice; (6) actions of the U.S. government; (7) housing market trends; and (8) the shape of the yield curve.

During 2008, the Federal Reserve took a series of unprecedented actions that have made it more attractive for eligible financial institutions to borrow directly from the Federal Reserve Banks (FRBs). The Federal Reserve has significantly lowered the interest rate on funding from FRBs and reduced the discount they are requiring on collateral that eligible institutions use to support their borrowings. In addition, on October 7, 2008, the Federal Reserve announced the creation of the Commercial Paper Funding Facility (CPFF). The CPFF provides a liquidity backstop to U.S. issuers of commercial paper rated at least A-1/P-1/F1 by an NRSRO. As the Bank’s customers use these sources of funding, it has the potential to reduce the amount of loans made by the Bank to its members.

On February 27, 2009, the FDIC approved a final regulation increasing the FDIC assessment on those FDIC-insured financial institutions with outstanding FHLBank loans and other secured liabilities where the ratio of secured liabilities to domestic deposits is greater than 25 percent. The FDIC also announced a program to guarantee new senior unsecured debt issued by FDIC-insured institutions, where such debt is issued on or before October 31, 2009. The Bank has started to see an impact from these government lending and debt guarantee programs in the form of reduced borrowings and/or paydowns by some if its members and expects that the trend may continue. With respect to the FDICs final regulation regarding an assessment adjustment for secured liabilities such as the Bank’s loans to members above the specified level, the Bank is assessing the potential impact on its members’ borrowing levels.

See the “Legislative and Regulatory Actions” discussion in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K for additional information regarding these government actions.

In late July 2008, the U.S. Treasury issued guidance on covered bonds in order to increase liquidity in the capital markets. To the extent that the covered bond market develops, future demand for FHLBank loans to members could be affected.

The Bank accepts various forms of collateral including, but not limited to, AAA-rated investment securities and residential mortgage loans. In light of recent market conditions, the Bank recognizes that there is the potential for an increase in the credit risk of the portfolio. However, the Bank continues to monitor its collateral position and the related policies and procedures, to help ensure adequate collateral coverage. The Bank believes it is fully secured as of December 31, 2008. For more information on collateral, see the “Loan Products” disclosure in Item 1. Business and the Credit and Counterparty Risk discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis, both in this 2008 Annual Report filed on Form 10-K.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for each of the years ended December 31, 2008, 2007 and 2006. Derivative and hedging activities are discussed below in the other income (loss) section.

2008

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./ Exp.	Yield/		Incr./
		Exp. with	Rate	without	Rate	Impact of	(Decr.)
(dollars in millions)	Average Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Loans to members	$67,403.6	$2,150.4	3.19	$2,731.2	4.05	$(580.8)	(0.86)
Mortgage loans held for portfolio	6,115.1	316.0	5.17	318.9	5.22	(2.9)	(0.05)
All other interest-earning assets	22,730.4	885.4	3.90	885.4	3.90	—	—

Total interest-earning assets	$96,249.1	$3,351.8	3.48	$3,935.5	4.09	$(583.7)	(0.61)

Liabilities and capital
Consolidated obligation bonds	$63,567.2	$2,348.6	3.69	$2,622.4	4.13	$(273.8)	(0.44)
All other interest-bearing liabilities	28,767.8	721.3	2.51	721.3	2.51	—	—

Total interest-bearing liabilities	$92,335.0	$3,069.9	3.32	$3,343.7	3.62	$(273.8)	(0.30)

Net interest income/net interest spread		$281.9	0.16	$591.8	0.47	$(309.9)	(0.31)

2007

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc. /	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Loans to members	$53,295.6	$2,865.7	5.38	$2,652.1	4.98	$213.6	0.40
Mortgage loans held for portfolio	6,558.6	337.9	5.15	341.2	5.20	(3.3)	(0.05)
All other interest-earning assets	21,240.4	1,074.7	5.06	1,074.7	5.06	—	—

Total interest-earning assets	$81,094.6	$4,278.3	5.27	$4,068.0	5.01	$210.3	0.26

Liabilities and capital
Consolidated obligation bonds	$54,250.5	$2,728.1	5.03	$2,592.2	4.78	$135.9	0.25
All other interest-bearing liabilities	23,675.8	1,183.2	5.00	1,183.2	5.00	—	—

Total interest-bearing liabilities	$77,926.3	$3,911.3	5.02	$3,775.4	4.84	$135.9	0.18

Net interest income/net interest spread		$367.0	0.25	$292.6	0.17	$74.4	0.08

2006

			Avg.		Avg.
			Yield/	Interest Inc./ Exp.	Yield/		Incr./
	Average	Interest Inc./	Rate	without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Exp. with Derivatives	(%)	Derivatives	(%)	Derivatives	(%)

Assets
Loans to members	$46,997.2	$2,435.0	5.18	$2,205.8	4.69	$229.2	0.49
Mortgage loans held for portfolio	7,330.3	372.5	5.08	376.6	5.14	(4.1)	(0.06)
All other interest-earning assets	19,754.6	955.6	4.84	955.6	4.84	—	—

Total interest-earning assets	$74,082.1	$3,763.1	5.08	$3,538.0	4.78	$225.1	0.30

Liabilities and capital
Consolidated obligation bonds	$56,631.4	$2,703.3	4.77	$2,473.4	4.37	$229.9	0.40
All other interest-bearing liabilities	14,435.2	715.5	4.96	715.5	4.96	—	—

Total interest-bearing liabilities	$71,066.6	$3,418.8	4.81	$3,188.9	4.49	$229.9	0.32

Net interest income/net interest spread		$344.3	0.27	$349.1	0.29	$(4.8)	(0.02)

The Bank uses derivatives to hedge the fair market value changes attributable to the change in the London Interbank Offered Rate (LIBOR) benchmark interest rate. The hedge strategy generally uses interest rate swaps to hedge a portion of loans to members and consolidated obligations which convert the interest rates on those instruments from a fixed rate to a variable rate based on 3-month LIBOR. The purpose of this strategy is to protect the interest rate spread. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income.

The variances in the loans to members and consolidated obligation derivative impacts from period to period are driven by the change in average 3-month LIBOR, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period. For 2008, the average 3-month LIBOR declined 237 basis points and the average level of hedged loans to members relative to the level of consolidated obligations was much higher than in the previous years presented, resulting in a negative derivative impact to net interest income. This unfavorable variance was offset by the interest rate changes to variable rate debt. The Bank used a high percentage of variable rate debt in its interest rate strategy during 2008. For full year 2008, the impact of derivatives decreased net interest income $309.9 million and reduced the interest rate spread 31 basis points; this compared to increases of $74.4 million and 8 basis points, respectively, for full year 2007 and decreases of $4.8 million and 2 basis points, respectively, for full year 2006. The mortgage loans held for portfolio derivative impact for all periods presented was affected by the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF program.

Other Income (Loss)

				% Change	% Change
	Year Ended December 31,			2008 vs.	2007 vs.
(in millions)	2008	2007	2006	2007	2006

Services fees	$3.2	$4.2	$4.4	(23.8)	(4.5)
Net (loss) on trading securities	(0.7)	(0.1)	—	n/m	n/m
Net realized gains (losses) on available-for-sale securities	(2.8)	1.6	—	n/m	n/m
Net realized losses on held-to-maturity
securities	(263.2)	—	—	n/m	n/m
Net gains on derivatives and hedging
activities	66.3	10.8	7.0	n/m	54.3
Other, net	5.0	1.5	2.2	n/m	(31.8)

Total other income (loss)	$(192.2)	$18.0	$13.6	n/m	32.4

n/m — not meaningful

2008 results included total other losses of $192.2 million, compared to income of $18.0 million in 2007. Service fees in 2008 decreased $1.0 million in comparison to 2007 primarily due to the Bank’s decision to discontinue the Coin and Currency service to its customers as of July 31, 2008. The net loss on trading securities reflects the decline in value of the Rabbi trust investments, held to offset the market risk of certain deferred compensation agreements. Full year 2008 results included $266.0 million of other-than-temporary impairment charges, reflected in the above table as “net realized losses on available-for-sale and held-to-maturity securities.” Gains on derivatives and hedging activities were $66.3 million for 2008, compared to $10.8 million in 2007; this activity is discussed in detail below. All other income increased $3.5 million in 2008 compared to 2007, due primarily to higher standby letter of credit fees.

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

The Bank’s hedging strategies consist of fair value and cash flow accounting hedges as well as economic hedges. Fair value and other hedges are discussed in more detail below. Economic hedges address specific risks inherent in the Bank’s balance sheet, but they do not qualify for hedge accounting. As a result, income recognition on the derivatives in economic hedges may vary considerably compared to the timing of income recognition on the underlying asset or liability. The Bank does not enter into derivatives for speculative purposes to generate profits.

Regardless of the hedge strategy employed, the Bank’s predominant hedging instrument is an interest rate swap. At the time of inception, the fair market value of an interest rate swap generally equals or is close to zero. Notwithstanding the exchange of interest payments made during the life of the swap, which are recorded as either interest income / expense or as a gain (loss) on derivative, depending upon the accounting classification of the hedging instrument, the fair value of an interest rate swap returns to zero at the end of its contractual term. Therefore, although the fair value of an interest rate swap is likely to change over the course of its full term, upon maturity any unrealized gains and losses generally net to zero.

The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness.

(in millions)		Year ended December 31,
Type of Hedge	Asset/Liability Hedged	2008	2007	2006

Fair value hedge ineffectiveness	Loans to members	$(5.2)	$8.2	$1.8
	Consolidated obligations	(4.7)	5.5	7.7

	Total fair value hedge ineffectiveness	(9.9)	13.7	9.5
Economic hedges		63.2	(3.8)	(3.5)
Intermediary transactions		—	—	(0.1)
Other		13.0	0.9	1.1

Net gains on derivatives and hedging activities		$66.3	$10.8	$7.0

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). For the full year 2008, total ineffectiveness related to these fair value hedges resulted in a loss of $9.9 million compared to a gain of $13.7 million in 2007. During the same period, the overall notional amount decreased from $71.7 billion in 2007 to $57.8 billion in 2008. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time. In addition, loans to member fair value hedge ineffectiveness for the twelve months ended December 31, 2008 included a loss of $10.9 million resulting from the replacement of 63 LBSF derivatives that were in fair value hedging relationships. See discussion of the Lehman bankruptcy and the resulting effects on the Bank’s financial statements in the “Current Financial and Mortgage Market Events and Trends” discussion in Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a gain of $63.2 million in 2008 compared to a loss of $3.8 million in 2007. The overall notional amount of economic hedges decreased from $1.5 billion at December 31, 2007 to $0.8 billion at December 31, 2008. For the year ended December 31, 2008, gains associated with economic hedges include a $69.0 million gain associated with the replaced LBSF derivatives that remained as economic hedges for a one day period after they were replaced in the fair value hedges of certain loans to members as described above. The gains (losses) associated with economic hedges for the twelve months ended December 31, 2008 also included a gain of $0.2 million associated with 40 additional replacement derivatives. See the above discussion of the Lehman bankruptcy and the resulting effects on the Bank’s financial statements in the “Current Financial and Mortgage Market Events and Trends” discussion in Management’s Discussion and Analysis in this report filed on Form 10-K.

Intermediary Transactions.  Derivatives in which the Bank is an intermediary may arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. Net gains on intermediary activities were not significant for the twelve months ended December 31, 2008 and 2007.

Other Derivative Activities.  Generally, other net gains (losses) on derivatives and hedging activities includes the fair value impact of certain loan purchase commitments as well as other miscellaneous activity. For the twelve months ended December 31, 2008, other gains (losses) on derivatives and hedging activities also includes a gain of $11.8 million associated with the termination of certain LBSF derivatives. These derivatives and the respective fair value hedge relationships were legally terminated on September 19, 2008. See the above discussion of the Lehman bankruptcy and the resulting effects on the Bank’s financial statements in the “Current Financial and Mortgage Market Events and Trends” discussion in Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

Other hedging techniques used by the Bank to offset the potential earnings effects of loan prepayments include callable debt instruments in the funding mix. Costs associated with callable debt instruments are reflected in the overall cost of funding included in the calculation of net interest margin.

2007 compared with 2006

2007 results included total other income of $18.0 million, compared to $13.6 million in 2006. Service fees in 2007 decreased $0.2 million in comparison to 2006 primarily due to the Bank’s decision to exit the Official Check business in the third quarter 2006. In addition the pricing for wire services was lowered at the beginning of 2007. Gains on derivatives and hedging activities were $10.8 million for 2007, compared to $7.0 million in 2006. All other income decreased $0.7 million in 2007 compared to 2006.

Derivative and Hedging Activities.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligations using interest rate swaps. For the full year 2007, total ineffectiveness related to these fair value hedges resulted in a gain of $13.7 million compared to a gain of $9.5 million in 2006.

For economic hedges, a loss of $3.8 million was recorded in 2007 compared to a loss of $3.5 million in 2006.

Other Expense

				% Change	% Change
	Year ended December 31,			2008 vs.	2007 vs.
	2008	2007	2006	2007	2006

Operating — salaries and benefits	$30.5	$35.9	$35.2	(15.0)	2.0
Operating — occupancy	3.0	3.4	3.3	(11.8)	3.0
Operating — other	17.1	16.6	18.5	3.0	(10.3)
Finance Agency	3.0	2.6	2.0	15.4	30.0
Office of Finance	2.6	2.6	1.9	—	36.8

Total other expenses	$56.2	$61.1	$60.9	(8.0)	0.3

Other expenses totaled $56.2 million in 2008 compared to $61.1 million in 2007. Excluding the operating expenses of the Finance Agency and OF described below, other expenses decreased $5.3 million, or 9.5%, compared to the prior year. The decrease was primarily due to the market decline in the SERP Thrift Plan year-over-year and no incentive compensation expense in 2008.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Agency and the Office of Finance. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations and totaled $5.6 million in 2008 and $5.2 million in 2007. The Bank has no control over the operating expenses of the Finance Agency. The FHLBanks are able to exert a limited degree of control over the operating expenses of the Office of Finance due to the fact that two directors of the Office of Finance are also FHLBank presidents.

2007 compared with 2006

Other expenses totaled $61.1 million in 2007 compared to $60.9 million in 2006. Excluding the operating expenses of the Finance Agency and OF described below, other expenses decreased $1.1 million, or 1.9%, compared to the prior year. The majority of this decrease was due to lower professional fee expense, driven by a decline in staffing contractors for special projects.

As noted above, the twelve FHLBanks are responsible for the operating expenses of the Finance Agency and the OF. These payments, reported as other expense on the Bank’s Statement of Operations, totaled $5.2 million in 2007 and $3.9 million in 2006.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

				% Change	% Change
	Year ended December 31,			2008 vs.	2007 vs.
	2008	2007	2006	2007	2006

Affordable Housing Program (AHP)	$2.2	$26.4	$24.2	(91.7)	9.1
REFCORP	4.8	59.2	54.1	(91.9)	9.4

Total assessments	$7.0	$85.6	$78.3	(91.8)	9.3

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

In 2008, the Bank held two funding rounds. The 2008A funding round received 91 eligible applications. Grants totaling more than $10.9 million were awarded to 26 projects in June. These projects had total development costs of $212.8 million and provided 1,084 units of affordable housing. The 2008B funding round received 97 eligible applications. In December, grants totaling more than $10.2 million were awarded to 26 projects. These projects had total development costs of $164.9 million and provided 908 units of affordable housing. In addition to these awards, the Bank moved 6 projects from back-up status to prime. In March, the Bank awarded $0.8 million in grants to 3 back-up projects from the 2007B round, which had total development costs of $25.4 million and provided 108 units of affordable housing, and in August, the Bank awarded $1.1 million to 3 back-up projects from the 2008A funding round, which had total development costs of $45.3 million and which provided 192 units of affordable housing.

The First Front Door (FFD) program, which is a set-aside from the AHP, provides grants to qualified low-income first-time homebuyers to assist with closing costs and down payments. For 2008, $6.6 million was allocated to FFD. For the year ended December 31, 2008, commitments totaled $8.7 million and funding totaled approximately $7.4 million. The new commitments included available funds from the prior year allocation.

The Home Rehabilitation Program (HRP), which is also a set-aside from the AHP, was allocated $1 million in 2007 under a pilot program for the rehabilitation of owner-occupied homes. A small portion of the funds were disbursed in 2007, and the remaining amount of $974 thousand was disbursed in 2008.

The Community Lending Program (CLP) offers loans to members at the Bank’s cost of funds, providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At the close of business on December 31, 2008, the CLP loan balance totaled $604.0 million, as compared to $445.1 million at December 31, 2007, reflecting an increase of $158.9 million, or 35.7%.

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through 2008 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final scheduled payment during the second quarter of 2013. This date assumes that the FHLBanks pay exactly $300 million annually until 2013. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

Application of the REFCORP and AHP assessment percentage rates as applied to earnings during 2008, 2007 and 2006 resulted in annual assessment expenses for the Bank of $7.0 million, $85.6 million and $78.3 million, respectively. The year-to-year changes in assessments reflect the changes in pre-assessment earnings. Application of the REFCORP and AHP assessment percentage rates as applied to earnings during 2007 and 2006 resulted in annual assessment expenses for the Bank of $85.6 million and $78.3 million, respectively.

In 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank will use its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. This overpayment was recorded as deferred assets by the Bank and reported in as “prepaid REFCORP assessment” on the Statement of Condition at December 31, 2008. Over time, as the Bank uses this credit against its future REFCORP assessments, the deferred asset will be reduced until the deferred asset has been exhausted. If any amount of the deferred asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining deferred asset. The Bank’s prepaid REFCORP assessment balance at December 31, 2008 was $39.6 million.

Financial Condition

The following is Management’s Discussion and Analysis of the Bank’s financial condition as of December 31, 2008, which should be read in conjunction with the Bank’s audited financial statements and notes to financial statements in this 2008 Annual Report filed on Form 10-K.

Asset Composition.  A steady decrease in loan demand by members during the fourth quarter of 2008, along with reductions in investment securities and interest-earning deposits, resulted in a decrease in Bank assets of $10.1 billion, or 10.0%, to $90.8 billion at December 31, 2008, down from $100.9 billion at December 31, 2007. Loans to members decreased $6.6 billion and investment securities decreased $4.5 billion. These decreases were slightly offset by a $1.6 billion increase in combined interest-earning deposits and Federal funds sold.

Total housing finance-related assets, which include MPF Program loans, loans to members, mortgage-backed securities and other mission-related investments, decreased $8.7 billion, or 9.8%, to $79.6 billion at year-end 2008, down from $88.3 billion at year-end 2007. Total housing finance-related assets accounted for 87.7% of assets at December 31, 2008, compared to 87.5% of assets at December 31, 2007.

Loans to Members.  At year-end 2008, total loans to members equaled $62.2 billion, compared to $68.8 billion at year-end 2007, representing a decrease of 9.6%. The decrease in loans to members reflects the impact of current credit market conditions. As market conditions continued to deteriorate throughout 2008, other sources of funding became available to the Bank’s members, particularly the larger borrowers, and member demand decreased. See the Loan Concentrations discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K for further information.

The average loan balance was $67.4 billion and $53.3 billion for the years ended December 31, 2008 and 2007, respectively. Average loans to members increased during 2008, although the balances decreased on a spot basis. This increase was primarily driven by member reaction to the current credit market conditions. During 2008, the Bank’s members required additional liquidity, as other sources of funding were not readily available. Much of this demand focused on short-term and overnight funding.

Total membership decreased from 332 members at the end of 2007 to 323 members at the end of 2008. During 2008, the Bank added nine new members, including eight commercial banks and one credit union. However, fifteen members merged into existing members and there were two out-of-district mergers. One member was closed by the OTS and the FDIC was named as receiver. The following table provides a distribution of the number of members, categorized by individual member asset size, which had an outstanding loan balance during 2008 and 2007.

Member Asset Size	2008	2007

Less than $100 million	51	47
Between $100 and $500 million	142	137
Between $500 million and $1 billion	39	36
Between $1 and $5 billion	26	30
Greater than $5 billion	16	14

Total borrowing members during the year	274	264

Total membership	323	332
Percent of members borrowing during the year	84.8%	79.5%
Total borrowing members at year-end	249	232
Percent of members borrowing at year-end	77.1%	69.9%

On a spot basis, the combined mid-term and short-term products decreased $10.2 billion, or 23.3%, to $33.5 billion as of December 31, 2008, compared to $43.7 billion at December 31, 2007. These products represented 56.3% and 64.5% of the Bank’s total loans to members portfolio in 2008 and 2007, respectively. The decrease in short-term borrowings was the result of a reduction in the need for short-term liquidity among some of the Bank’s larger members. Longer-term funding increased as members sought to take advantage of low interest rates. As market conditions change, the short-term nature of this lending could materially impact the Bank’s outstanding loan balance. See Item 1. Business for further information.

A number of the Bank’s members have a high percentage of long-term mortgage assets on their balance sheets; these members generally fund these assets through longer-term borrowings with the Bank to mitigate interest rate risk. Meeting the needs of such members has been, and will continue to be, an important part of the Bank’s loans to members business. In 2008, the Bank’s term loans increased by $3.8 billion, or 33.8%. Term loans to members represented 25.0% and 16.4% of the Bank’s loans to members portfolio in 2008 and 2007, respectively. Long-term loans to members increased as members took advantage of lower short-term interest rates and locked up term funding in the uncertain market environment.

The remaining loans to members products are longer-term option embedded products. The Bank hedges the interest rate risk of these products. Longer-term option embedded products represented 18.7% and 19.1% of the Bank’s loans to members portfolio in 2008 and 2007, respectively.

On October 13, 2008, Sovereign Bancorp, the holding company of the Bank’s largest member and borrower, Sovereign Bank, entered into an agreement to be acquired by Banco Santander, S.A. The holding company acquisition was completed on January 30, 2009. The future impact of this acquisition, if any, to the Bank’s loans to members portfolio is not known at this time.

Mortgage Loans Held for Portfolio.  Mortgage loan balances remained flat at $6.2 billion as of December 31, 2008 and December 31, 2007. Increases in MPF loan volume due to an increase in PFIs as well as the impact of the Bank’s purchase of $218.0 million of MPF loan participation interests from FHLBank of Chicago was offset by continued runoff of the existing portfolio. See Item 1. Business and the section entitled “Mortgage Partnership Finance Program” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K for further information regarding the Bank’s mortgage loan portfolio.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table. The amount of forgone interest income on BOB loans and net nonaccrual mortgage loans, respectively, for each of the periods presented was less than $1 million. The

Bank recorded $68 thousand, $103 thousand and $114 thousand of cash basis interest income in 2008, 2007 and 2006, respectively, and none for the periods 2004 and 2005.

	Year Ended December 31,
(in millions)	2008	2007	2006	2005	2004

Loans to members(1)	$62,153.4	$68,797.5	$49,335.4	$47,493.0	$38,980.4
Mortgage loans held for portfolio, net(2)	6,165.3	6,219.7	6,966.3	7,651.9	8,645.0
Nonaccrual mortgage loans, net(3)	38.3	20.7	18.8	19.5	13.6
Mortgage loans past due 90 days or more and still accruing interest(4)	12.6	14.1	15.7	21.0	26.2
Banking on Business (BOB) loans, net(5)	11.4	12.8	11.5	10.7	9.5

Notes:

(1)	There are no loans to members balances which are past due or on nonaccrual status.

(2)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.

(3)	All nonaccrual mortgage loans are reported net of interest applied to principal.

(4)	Government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.

(5)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

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

The Bank has not incurred any losses on loans to members since inception. Due to the collateral held as security and the repayment history for member loans, management believes that an allowance for credit losses for member loans is unnecessary at this time. See additional discussion regarding collateral policies and standards on the loans to members portfolio in the “Loan Products” discussion in Item 1. Business in this Annual Report filed on Form 10-K.

The Bank purchases government-guaranteed/insured and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-guaranteed/insured loans is predominantly assumed by other entities, only conventional mortgage loans are evaluated for an allowance for credit losses. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers by PFIs that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment; therefore, it is scoped out of the provisions of Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114). Conventional mortgage loans that are 90 days or more delinquent are placed on nonaccrual status. Government mortgage loans that are 90 days or more delinquent remain in accrual status due to guarantees or insurance. The Bank records cash payments received on nonaccrual loans as a reduction of principal. The allowance for credit losses on the mortgage loans held for portfolio as of December 31, 2004 through 2008 was as follows:

	December 31,
(in millions)	2008	2007	2006	2005	2004

Balance, beginning of period	$1.1	$0.9	$0.7	$0.7	$0.5
Charge-offs	—	—	—	(0.3)	—

Net charge-offs	—	—	—	(0.3)	—
Provision (benefit) for credit losses	3.2	0.2	0.2	0.3	0.2

Balance, end of period	$4.3	$1.1	$0.9	$0.7	$0.7

The ratio of net charge-offs to average loans outstanding was less than 1 basis point for the periods presented.

The allowance for credit losses for the BOB program provides a reasonable estimate of losses inherent in the BOB portfolio based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. Probability of default is based on small business default statistics from the NRSROs as well as the Small Business Administration (SBA) and trends in Gross Domestic Product. Based on the nature of the program, all of the loans in the BOB program are classified as nonaccrual loans. The allowance for credit losses on the BOB loans as of December 31, 2004 through 2008 was as follows:

	December 31,
(in millions)	2008	2007	2006	2005	2004

Balance, at the beginning of the year	$6.8	$6.7	$4.9	$3.4	$3.7
Charge-offs	(0.3)	(1.6)	—	—	—

Net charge-offs	(0.3)	(1.6)	—	—	—
Provision (benefit) for credit losses	3.2	1.7	1.8	1.5	(0.3)

Balance, at end of the year	$9.7	$6.8	$6.7	$4.9	$3.4

Based on the nature of the BOB program, in that its purpose is to assist small and start-up businesses, the Bank expects that some of the loans will default. During 2008, the ratio of charge-offs to average loans outstanding, net, was approximately 2.4% and 14.5% during 2008 and 2007, respectively.

Interest-Earning Deposits and Federal Funds Sold.  At December 31, 2008, these short-term investments totaled $6.4 billion, an increase of $1.6 billion, or 34.3%, from December 31, 2007. By the year end, the Bank had shifted most of its Fed funds sold to an interest-earning cash account at the Federal Reserve due to more favorable yields available there. This increase is due to the Bank maintaining an adequate level of short-term liquidity sufficient to meet members’ loan demand and comply with management and Board policies and Finance Agency guidance. See the Liquidity and Funding Risk discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis for additional information on the Finance Agency liquidity guidance.

Investment Securities.  The $4.5 billion, or 22.6%, decrease in investment securities from December 31, 2007 to December 31, 2008, was primarily due to a decrease in held-to-maturity securities. These investments include MBS that are collateralized and provide a return that is expected to exceed the return on other types of investments. The decrease in MBS was driven primarily by paydowns and/or maturities of principal as well as management’s decision to slow the purchase of additional MBS in 2008 due in part to ongoing market volatility. There were no private label MBS purchased in 2008. The Bank did purchase $425.4 million of Agency MBS during 2008. All MBS continue to pay principal and interest in accordance with contractual terms. In addition, certificates of deposit decreased $2.5 billion as some of these short-term investments matured and were not replaced.

Historically, the amount that the Bank can invest in MBS is limited by regulation to 300 percent of regulatory capital; however, in March 2008 an increase was authorized for two years in the amount of MBS the FHLBanks are permitted to purchase. Subject to approval by the Board and filing of required documentation, the Bank may invest up to 600 percent of regulatory capital in MBS. The Bank will continue to monitor its MBS position and determine the proper portfolio level. At the current time, the Bank does not expect to seek regulatory approval to exceed the original 300 percent limit.

The following tables summarize key investment securities portfolio statistics.

	As of December 31,
(in millions)	2008	2007	2006

Trading securities:
Mutual funds	$6.2	$7.6	$—
Certificates of deposit	500.6

Total trading securities	$506.8	$7.6	$—

Available-for-sale securities:
Equity mutual funds	$—	$—	$5.4
Mortgage-backed securities	19.7	42.4	60.5

Total available-for-sale securities	$19.7	$42.4	$65.9

Held-to-maturity securities:
Commercial paper	$—	$83.5	$333.0
Certificates of deposit	2,700.0	5,675.0	3,615.0
State or local agency obligations	636.8	699.1	779.8
U.S. government-sponsored enterprises	955.0	919.2	984.9
Mortgage-backed securities	10,626.2	12,535.0	10,841.4

Total held-to-maturity securities	$14,918.0	$19,911.8	$16,554.1

Total investment securities	$15,444.5	$19,961.8	$16,620.0

As of December 31, 2008, investment securities had the following maturity and yield characteristics.

(dollars in millions)	Book Value	Yield

Trading securities:
Mutual funds	$6.2	n/a
Certificates of deposit	500.6	1.83

Total trading securities	$506.8	1.83

Available-for-sale securities:
Mortgage-backed securities	$19.7	1.07

Total available-for-sale securities	$19.7	1.07

Held-to-maturity securities:
Certificates of deposit	$2,700.0	3.08

State or local agency obligations:
After one but within five years	135.3	5.78
After ten years	501.5	4.02

Total state or local agency obligations	636.8	4.40

U.S. government-sponsored enterprises:
Within one year	100.0	2.85
After one but within five years	749.8	3.46
After five years	105.2	4.05

Total U.S. government-sponsored enterprises	955.0	3.46
Mortgage-backed securities	$10,626.2	4.71

Total held-to-maturity securities	$14,918.0	4.33

As of December 31, 2008, the available-for-sale and held-to-maturity securities portfolios included gross unrealized losses of $14.5 million and $2.1 billion, respectively, which were considered temporary. As of December 31, 2007, these portfolios included gross unrealized losses of $1.9 million and $306.7 million, respectively, which were also considered temporary. The increases in gross unrealized losses on these portfolios resulted from ongoing market volatility, illiquidity in certain market sectors and widening credit spreads. In addition, in fourth quarter 2008, the Bank recorded other-than-temporary impairment charges of $2.8 million and $263.2 million on the available-for-sale and held-to-maturity securities portfolios, respectively. The basis for determination that the declines in fair value for these portfolios are temporary is explained in further detail in the “Critical Accounting Policies” discussion in Item 7. Management’s Discussion and Analysis and Notes 6 and 7 of the audited financial statements included in this 2008 Annual Report filed on Form 10-K.

As of December 31, 2008, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total	Total
(in millions)	Book Value	Fair Value

JP Morgan Mortgage Trust	$1,960.9	$1,427.0
Federal Home Loan Mortgage Corp.	1,877.1	1,887.9
Wells Fargo Mortgage Backed Securities Trust	1,153.2	895.4
Federal National Mortgage Association	931.6	935.6
Structured Adjustable Rate Mortgage Loan Trust	643.3	455.0
Countrywide Home Loans, Inc.	451.9	370.4
Countrywide Alternative Loan Trust	450.9	364.2
Pennsylvania Housing Finance Agency	427.4	373.6

Total	$7,896.3	$6,709.1

For additional information on the credit risk of the investment portfolio, see Credit and Counterparty Risk discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

Deposits.  At December 31, 2008, time deposits in denominations of $100 thousand or more totaled $15.7 million. The table below presents the maturities for time deposits in denominations of $100 thousand or more:

		Over 3	Over 6
		months but	months but
(in millions)	3 months	within	within
By Remaining Maturity at December 31, 2008	or less	6 months	12 months	Thereafer	Total

Time certificates of deposit ($100,000 or more)	$8.0	$3.0	$2.7	$2.0	$15.7

Short-term Borrowings.  Borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank’s short-term borrowings.

	Year ended December 31,
(dollars in millions)	2008	2007	2006

Federal funds purchased and loans from other FHLBanks:
Outstanding balance at year-end	$—	$—	$—
Weighted average rate at year-end	—	—	—
Daily average outstanding balance for the year	$1.4	$0.3	$5.9
Weighted average rate for the year	2.11%	4.77%	5.33%
Highest outstanding balance at any month-end	—	—	—
Securities under repurchase agreements:
Outstanding balance at year-end	$—	$—	$—
Weighted average rate at year-end	—	—	—
Daily average outstanding balance for the year	$6.3	$26.0	$8.6
Weighted average rate for the year	2.16%	5.35%	5.34%
Highest outstanding balance at any month-end	$—	$502.6	$97.8
Mandatorily redeemable capital stock:
Outstanding balance at year-end	$4.7	$3.9	$7.9
Daily average outstanding balance for the year	$4.1	$5.0	$14.8
Weighted average rate for the year	3.63%	7.85%	9.50%
Highest outstanding balance at any month-end	$4.7	$7.2	$45.0
Consolidated obligation discount notes:
Outstanding balance at year-end	$22,864.3	$34,685.1	$17,845.2
Weighted average rate at year-end	0.93%	4.27%	5.26%
Daily average outstanding balance for the year	$26,933.6	$22,118.2	$13,189.6
Weighted average rate for the year	2.55%	5.0%	4.97%
Highest outstanding balance at any month-end	$35,452.2	$34,685.1	$17,845.2
Total short-term borrowings:
Outstanding balance at year-end	$22,869.0	$34,689.0	$17,853.1
Weighted average rate at year-end	0.93%	4.27%	5.26%
Daily average outstanding balance for the year	$26,945.3	$22,149.6	$13,218.9
Weighted average rate for the year	2.55%	5.0%	4.97%

Contractual Obligations.  The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2008 at par.

		Less than	One to Three	Four to Five
(in thousands)	Total	One Year	Years	Years	Thereafter

Consolidated obligations:
Bonds(1)	$56,983.6	$27,669.1	$11,386.0	$8,432.0	$9,496.5
Index amortizing notes(1)	5,083.0	338.4	1,159.3	1,484.9	2,100.4
Discount notes	22,883.8	22,883.8	—	—	—
Operating leases:
Premises	31.5	1.8	3.7	3.7	22.3
Equipment	0.3	0.1	0.2	—	—

Note:

(1)	Specific bonds or notes incorporate features, such as calls or indices, which could cause redemption at different times than the stated maturity dates.

Commitment and Off-balance Sheet Items.  At December 31, 2008, the Bank is obligated to fund approximately $4.4 million in additional loans to members, $31.2 million of mortgage loans and $10.0 billion in outstanding standby letters of credit, and to issue $635.0 million in consolidated obligations. The Bank does not have any off-balance sheet special purpose entities or any other type of off-balance sheet conduits.

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

Effective September 26, 2008, the Bank revised its previous retained earnings policy and established a new capital adequacy metric, referred to as the Projected Capital Stock Price (PCSP). This metric retains the overall risk components approach of the previous policy but expands and refines the risk components to calculate an estimate of capital-at-risk, or the projected variability of capital stock. The sum of these risk components is expressed in percentage points of capital stock book value and is applied to the current capital stock price to calculate the PCSP. The Board has established a PCSP floor of 85% and a target of 95%. In addition to this actual calculation, the Bank also calculates the PCSP under the Alternative Risk Profile approach, which excludes the effects of further increases in certain mortgage-related asset credit spreads. See Risk Governance in “Risk Management” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report on Form 10-K for additional details regarding the Alternative Risk Profile.

Management strives to manage the overall risk profile of the Bank in a manner that attempts to preserve the PCSP at or near the target ratio of 95%. The difference between the actual PCSP and the floor or target, if any, represents a range of additional retained earnings that will need to be accumulated over time to restore the PCSP and retained earnings to an adequate level. Under the revised retained earnings policy, when the PCSP is below the target, the Board is required to establish an implementation approach for reaching the target that includes an analysis of various recovery periods and a restriction in the dividend payout ratio to no greater than 67.0% of the previous quarter’s earnings. As of September 30, 2008, the Bank’s PCSP was 57.1% under the actual calculation and 83.7% under the Alternative Risk Profile approach; as a result, the Board established an implementation approach and restricted the dividend payout. At December 31, 2008, the Bank’s PCSP was 9.9% and 74.2% under the actual calculation and the Alternative Risk Profile approach, respectively.

Previously, the retained earnings policy required the calculation of a recommended level of retained earnings based on a risk component approach moderately different from the current approach. When forecasted retained earnings were sufficiently below the recommended level, the Board established an implementation approach and timetable for reaching an adequate level of retained earnings. For the first three quarters of 2008, forecasted retained earnings were below the recommended level. This shortfall was primarily due to an increase in the Bank’s market risk capital component of required risk-based capital. The significant increase in market risk-based capital requirement was primarily caused by widening mortgage credit spreads and the resulting decline in the ratio of the Bank’s market value of equity to book value of equity. The ratio fell from 85.6% at December 31, 2007 to 23% at December 31, 2008. In accordance with the Finance Agency’s risk-based capital regulation, the Bank is required to provide for additional market risk-based capital when the ratio falls below 85%. In connection with the previous policy and the Board’s desire to build retained earnings in this volatile credit environment, the payout ratio had already been limited in the previous three quarters. On December 23, 2008, the Bank announced its decision to voluntarily suspend dividend payments until further notice in an effort to build retained earnings.

At December 31, 2008, retained earnings were $170.5 million, representing a decrease of $125.8 million, or 42.5%, from December 31, 2007. Further details of the components of required risk-based capital are presented in the “Capital Resources” discussion in Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K. See Note 18 to the audited financial statements in this 2008 Annual Report filed on Form 10-K for further discussion of risk-based capital and the Bank’s policy on capital stock requirements.

(in millions)	2008	2007	2006

Balance, beginning of the year	$296.3	$254.8	$188.5
Net income	19.4	236.8	216.5
Dividends	(145.2)	(195.3)	(150.2)

Balance, end of the year	$170.5	$296.3	$254.8

Payout ratio (dividends/net income)	748.5%	82.5%	69.4%

As discussed above, the Bank considers a number of factors in determining the appropriate level of dividend. The Bank believes that it is prudent to exercise additional caution with respect to its current dividend. The Bank is focused on building capital through increased retained earnings. All dividend payments are subject to the approval of the Board. The amount the Board determines to pay out will be affected by these changes in the retained earnings policy as noted above, as well as these other factors.

Other Financial Information

Selected Quarterly Financial Data

The following is a summary of the Bank’s unaudited quarterly operating results for each quarter for the two years ended December 31, 2008 and 2007.

	2008
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter

Interest income	$1,070.4	$799.5	$758.1	$723.8
Interest expense	980.7	710.9	684.0	694.3

Net interest income before provision	89.7	88.6	74.1	29.5
Provision for credit losses	1.3	2.1	2.1	1.6

Net interest income after provision	88.4	86.5	72.0	27.9
Other income, excluding net realized losses on available-for-sale and held-to-maturity securities	5.4	1.2	73.4	(6.2)
Net realized losses on available-for-sale and held-to-maturity securities	—	—	—	(266.0)
Other expense	15.5	15.6	13.6	11.5
Assessments	20.8	19.1	35.0	(67.9)

Net income	$57.5	$53.0	$96.8	$(187.9)

Earnings per share	$1.40	$1.31	$2.43	$(4.75)

	2007
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter

Interest income	$966.0	$968.1	$1,145.6	$1,198.6
Interest expense	882.3	882.3	1,049.6	1,097.1

Net interest income before provision	83.7	85.8	96.0	101.5
Provision (benefit) for credit losses	1.9	(0.1)	(0.7)	0.4

Net interest income after provision	81.8	85.9	96.7	101.1
Other income (loss)	6.6	(0.2)	5.0	6.6
Other expense	15.2	14.7	14.3	16.9
Assessments	19.4	18.9	23.2	24.1

Net income	$53.8	$52.1	$64.2	$66.7

Earnings per share	$1.73	$1.70	$1.79	$1.75

Mortgage Partnership Finance (MPF) Program

Mortgage Loan Portfolio

As of December 31, 2008, the par value of the Bank’s mortgage loan portfolio totaled $6.1 billion, a decrease of $0.1 billion, or 0.7%, from the December 31, 2007 balance of $6.2 billion. These balances were approximately 6.7% and 6.1% of period-end total assets, respectively. The average mortgage loan portfolio balance for 2008 was $6.1 billion, a decrease of $0.4 billion, or 6.8%, from 2007. The mortgage loan portfolio balance at December 31, 2008 remained flat from prior year-end while the average mortgage loan portfolio balances experienced a decrease from December 31, 2007 to December 31, 2008. The slight changes in the year-end balance was due primarily to purchases of 100% loan participations from FHLBank of Chicago as well as an increase in PFIs and MPF fundings, offset by paydowns of existing portfolio loans. The decrease in the average balance year-over-year reflected the continued portfolio runoff and the fact that the purchases from FHLBank of Chicago were concentrated in the last half of 2008. The Bank entered into an agreement with FHLBank of Chicago to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago. The agreement expired October 31, 2008; however, commitments made through October 31, 2008 were funded throughout the remainder of 2008. As of December 31, 2008, the Bank had purchased $218.0 million of MPF loans under this agreement. The Bank undertook a concerted effort to increase the number of participating PFIs during 2008. As a result, the Bank increased PFIs by 20, which increased the volume of purchases. These events occurred later in 2008; therefore the average mortgage loan portfolio balance decreased while the mortgage loan portfolio balance remained relatively flat from December 31, 2007 to December 31, 2008. The tables below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO and Loan-to-Value (LTV) ratio range tables is based on original FICO scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at the end of each period. The geographic breakdown tables are also based on the unpaid principal balance at the end of each period.

	December 31, 2008		December 31, 2007
(dollars in millions)	Balance	Percent	Balance	Percent

Conventional loans:
Original MPF	$1,187.3	19.4	$545.5	8.9
MPF Plus	4,480.6	73.3	5,091.3	82.6

Total conventional loans	5,667.9	92.7	5,636.8	91.5
Government-insured loans:
MPF Government	449.4	7.3	523.8	8.5

Total par value	$6,117.3	100.0	$6,160.6	100.0

(dollars in millions)	2008	2007	2006

Mortgage loans interest income	$316.0	$337.9	$372.5
Average mortgage loans portfolio balance	$6,113.3	$6,557.8	$7,329.6
Average yield	5.17%	5.15%	5.08%
Weighted average coupon	5.83%	5.83%	5.82%
Weighted average estimated life	5.4 years	5.9 years	5.8 years

	December 31,	December 31,
	2008	2007

Original FICO® scores:
Greater than 750	50%	50%
701 to 750	29%	29%
626 to 700	20%	20%
Less than 626	1%	1%

	December 31,	December 31,
	2008	2007

Original LTV ratio range:
50% or below	11%	11%
Above 50% to 60%	10%	10%
Above 60% to 70%	17%	17%
Above 70% to 80%	52%	52%
Above 80% to 90%	6%	6%
Above 90% to 100%	4%	4%

	December 31,	December 31,
	2008	2007

Regional concentrations:
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD and WI)	21.3%	20.2%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI and VT)	27.3%	23.0%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV)	24.5%	26.5%
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT)	14.3%	16.2%
West (AK, CA, GU, HI, ID, MT, NV, OR, WA and WY)	12.6%	14.1%
Total	100.0%	100.0%

Top state concentrations:
Pennsylvania	19%	14%
California	8%	9%
Texas	7%	8%
Maryland	6%	7%
Ohio	6%	6%
Virginia	6%	6%
Illinois	5%	4%
Georgia	4%	4%
New Jersey	4%	4%
Michigan	4%	4%
Other states	31%	34%

Participating Financial Institution (PFI).  Members must specifically apply to become a PFI. The Bank reviews the general eligibility of the member including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added 20 new PFI’s in 2008, and as of December 31, 2008, 91 members were approved participants in the MPF Program. Of the Bank’s 10 largest members, based on asset size, four members have executed PFI agreements. The Bank did not purchase any volume from these four members during 2008.

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

Mortgage Loan Participations.  The Bank may sell participation interests in purchased mortgage loans to other FHLBanks, institutional third party investors approved in writing by the FHLBank of Chicago, the member that provided the credit enhancement, and other members of the FHLBank System. For the year ended December 31, 2008, there was no volume of participation interests sold to FHLBank of Chicago or any other FHLBank. As noted above, the Bank purchased $218.0 million of participation interests from FHLBank of Chicago during the year ended December 31, 2008 based on a three-month agreement with FHLBank of Chicago which expired October 31,

2008. Excluding these purchases, the Bank currently holds no other participations in other FHLBank mortgage loans and has not sold any loans to third party investors.

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

Credit Exposure

Underwriting Standards.  Purchased mortgage loans must meet certain underwriting standards established in the MPF Program guidelines. Key standards and/or eligibility guidelines include the following loan criteria:

•	Conforming loan size, established annually; may not exceed the loan limits permitted to be set by the Finance Agency;

•	Fixed-rate, fully-amortizing loans with terms from 5 to 30 years;

•	Secured by first lien mortgages on owner-occupied residential properties and second homes;

•	Generally, 95% maximum LTV; all LTV ratios are based on the loan purpose, occupancy and borrower citizenship status; all loans with LTV ratios above 80% require primary mortgage insurance coverage; and

•	Unseasoned or current production with up to 12 payments made by the borrowers.

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

Under the MPF Program, the FHLBank of Chicago, the PFI and the Bank all conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase, at the greater of book value or market value, individual loans which fail these reviews. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are permitted to be repurchased by the PFI. While the repurchase of these government mortgage loans is not required, PFIs have historically exercised their option to repurchase these loans. For the years 2008 and 2007, the total funded amount of repurchased mortgage loans was $13.6 million and $14.4 million, or 1.9% and 11.0% of total funded loans, respectively.

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

Each MPF product structure has various layers of loss protection as follows:

Layer	Original MPF	MPF Plus

First	Borrower’s equity in the property	Borrower’s equity in the property
Second (required for mortgage loans with loan-to-value ratios greater than 80)%	Primary mortgage insurance issued by qualified mortgage insurance companies (if applicable)	Primary mortgage insurance issued by qualified mortgage insurance companies (if applicable)
Third	Bank first loss account (FLA)* (allocated amount)	Bank first loss account (FLA)* (upfront amount)
Fourth	PFI credit enhancement amount**	Supplemental mortgage insurance and/or PFI credit enhancement amount, if applicable**
Final	Bank loss	Bank loss

*	The FLA either builds over time or is an amount equal to an agreed-upon percentage of the aggregate balance of the mortgage loans purchased. The type of FLA is established by MPF product. The Bank does not receive fees in connection with the FLA.

**	The PFI’s credit enhancement amount for each pool of loans, together with any primary mortgage insurance or supplemental mortgage insurance coverage, is sized to equal the amount of losses in excess of the FLA to the equivalent of an AA rated mortgage investment.

By credit enhancing each loan pool, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly credit enhancement fee by the Bank. Credit enhancement fees are recorded as an offset to mortgage loan net interest income in the Statement of Operations. For the years ended December 31, 2008, 2007 and 2006, the credit enhancement fees were $7.1 million, $7.7 million and $8.5 million, respectively. Performance based credit enhancement fees paid are reduced by losses absorbed through the FLA, where applicable.

The product differences are described in more detail below.

Original MPF.  Under Original MPF, the FLA is zero on the day the first loan is purchased and generally increases steadily over the life of the Master Commitment based on the month-end outstanding aggregate principal balance. Loan losses not covered by primary mortgage insurance, but not to exceed the FLA, are deducted from the FLA and recorded as losses by the Bank for financial reporting purposes. Losses in excess of FLA are allocated to the PFI under its credit enhancement obligation for each pool of loans. The PFI is paid a fixed credit enhancement fee for providing this credit enhancement obligation. Loan losses in excess of both the FLA and the credit enhancement amount are unlikely, but if any such losses should occur, they would be recorded as losses by the Bank based on the Bank’s participation interest in the master commitment.

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

The following are outstanding balances in the FLAs for the Original MPF and MPF Plus products:

(in millions)	Original MPF	MPF Plus	Total

December 31, 2008	$1.1	$42.9	$44.0
December 31, 2007	$0.8	$43.6	$44.4
December 31, 2006	$0.6	$44.1	$44.7

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

MPF Xtra.  In January 2009, the Bank received approval from the Finance Agency to offer MPF Xtra to its members. MPF Xtra is a new product option under the MPF Program which was introduced by the FHLBank of Chicago in 2008. This new product option allows PFIs to sell residential conforming fixed-rate mortgages directly to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. FHLBank of Chicago will pay the Bank a counterparty fee for each loan. The Bank is responsible for monitoring the PFI’s credit quality and servicing on FHLBank of Chicago’s behalf.

Real Estate Owned.  When a PFI forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as real estate owned (REO) at the lower of cost or fair value less estimated selling expenses. If the value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based credit enhancement fees is recorded as a charge-off to the allowance for credit losses. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded in other assets at the carrying value of the loan. If a charge-off is required, the fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. A PFI is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the PFI presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the first loss account. Losses are deducted from the first loss account, if it has not been fully used. As of December 31, 2008 and 2007, the Bank held $5.9 million and $3.2 million, respectively, of REO.

See the Credit and Counterparty Risk discussion in “Risk Management” in Item 7. Management’s Discussion and Analysis for additional information regarding the credit risk of the MPF loan portfolio.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources as of December 31, 2008, which should be read in conjunction with Note 18 to the audited financial statements in this 2008 Annual Report filed on Form 10-K.

Liquidity and Funding.  Please refer to the presentation of the Bank’s liquidity and funding risk analysis in the Liquidity and Funding Risk section of “Risk Management” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K for details.

Capital Plan.  Under Finance Agency implementation of the GLB Act, the Bank adopted and maintains a plan (capital plan). Since the adoption of the capital plan, two members have notified the Bank that they wanted to voluntarily withdraw from membership and redeem their capital stock. One of those two members is in receivership. None of these redemptions were complete as of December 31, 2008. The total amount of the pending stock redemptions is $4.7 million. In addition, one member was placed in receivership by the FDIC and its charter was dissolved. In total, five members have been merged out of district; two of these former members continue to maintain a balance in mandatorily redeemable capital stock. In 2008 and 2007, the Bank repurchased $53.7 million and $9.3 million, respectively, of capital stock related to out-of-district mergers.

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

These specified percentage ranges and established rates are as follows:

		Percentages in Effect as of
	Specified	December 31,
	Percentage Ranges	2008

Outstanding member loans	4.5 to 6.0%	4.75%
Unused borrowing capacity	0.0 to 1.5%	0.75%
Outstanding residential mortgages previously sold to and held by the Bank	0.0 to 4.0%	0.0%

The stock purchase requirement for unused borrowing capacity is referred to as the membership capital stock purchase requirement because it applies to all members. The other two stock purchase requirements are referred to as activity-based requirements. The Bank determines membership capital stock purchase requirements by considering the aggregate amount of capital necessary to prudently capitalize the Bank’s business activities. The amount of capital is dependent upon the size of the current balance sheet, expected members’ borrowing requirements and other forecasted balance sheet changes. As required by Finance Agency regulation, the Bank’s Board is required to evaluate its capital requirements periodically and to make adjustments as warranted and as permitted under the Bank’s capital plan. The Bank’s Board utilizes the flexibility designed into the capital plan to provide what it deems to be the best overall capitalization profile to enhance stockholder value, consistent with the safe and sound operation of the Bank. Effective May 1, 2009, the Board has approved a change in the Acquired Member Asset (AMA) capital stock purchase requirement under the Capital Plan on MPF loans sold to and held by the Bank, increasing to 4.0%. This capital stock requirement will be applied prospectively to loans funded under new MPF master commitments executed on or after May 1, 2009, and after. The decision to increase the AMA requirement aligns the Bank more closely with other FHLBanks offering AMA programs and ensures the portfolio is properly capitalized going forward. On December 23, 2008, the Bank announced its decision to voluntarily suspend excess capital stock repurchases until further notice in an effort to preserve capital. This action followed the significant increase in the Bank’s risk-based capital requirement in November 2008 due to deterioration in the market values of the Bank’s private label MBS. The Bank submitted a capital restoration plan to the Finance Agency on February 27, 2009; the Finance Agency’s review is pending. The plan submitted to the Finance Agency requests that the Bank not be required to increase member capital requirements unless it becomes significantly undercapitalized, which by definition would mean the Bank meets less than 75% of its risk-based, total or leverage capital requirements. The Bank was in compliance with its risk-based, total and leverage capital requirements at December 31, 2008.

Dividends.  The amount of dividends the Board determines to pay out, if any, is affected by, among other factors, the level of retained earnings recommended by the new retained earnings policy. See the “Capital Resources” discussion in Item 1. Business for additional information. Dividends may be paid in either capital stock or cash; the Bank has historically paid cash dividends only. On December 23, 2008, the Bank announced its decision to voluntarily suspend payment of dividends until further notice.

Risk-Based Capital (RBC)

The Bank became subject to the Finance Agency’s Risk-Based Capital (RBC) regulations upon implementation of its capital plan on December 16, 2002. This regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operational risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	December 31,	December 31,
(in millions)	2008	2007

Permanent capital:
Capital stock(1)	$3,986.4	$3,998.6
Retained earnings	170.5	296.3

Total permanent capital	$4,156.9	$4,294.9

Risk-based capital requirement:
Credit risk capital	$278.7	$240.8
Market risk capital	2,739.1	256.7
Operations risk capital	905.3	149.3

Total risk-based capital requirement	$3,923.1	$646.8

Note:

(1)	Capital stock includes mandatorily redeemable capital stock

The Bank held excess permanent capital over RBC requirements of $233.8 million and $3.6 billion at December 31, 2008 and 2007, respectively.

Credit Risk Capital.  The Bank’s credit risk capital requirement is determined by adding together the credit risk capital charges computed for assets, off-balance sheet items, and derivative contracts based on the credit risk percentages assigned to each item as determined by the Finance Agency. The increase in the credit risk capital component of the risk-based capital requirement was primarily driven by downgrades of private label MBS.

Market Risk Capital.  The Bank’s market risk capital requirement is determined by adding together the market value of the Bank’s portfolio at risk from movements in interest rates and the amount, if any, by which the Bank’s current market value of equity is less than 85% of the Bank’s book value of equity as of the measurement calculation date. The Bank calculates the market value of its portfolio at risk and the current market value of its total capital by using an internal market risk model that is subject to annual independent validation.

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

The increase in the market risk capital component of the risk-based capital requirement was due primarily to widening mortgage credit spreads causing a significant decline in the fair value of the Bank’s private label MBS portfolio. This resulted in a significant decline in the ratio of the Bank’s market value of equity to book value of equity.

Operational Risk Capital.  The Bank’s operational risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement, unless the Finance Agency were to approve a request for a percentage reduction by the Bank. As a result, this risk-based capital requirement increased commensurate with the increases in the credit risk and market risk capital components. The Bank requested a reduction and/or a waiver of the operational risk capital requirement. This request is pending.

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

	December 31,	December 31,
(dollars in millions)	2008	2007

Capital Ratio
Minimum capital (4.0% of total assets)	$3,632.2	$4,037.4
Actual capital (permanent capital plus loan loss reserves)	4,170.9	4,302.8
Total assets	90,805.9	100,935.8
Capital ratio (actual capital as a percent of total assets)	4.6%	4.3%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,540.3	$5,046.8
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	6,249.3	6,450.2
Leverage ratio (leverage capital as a percent of total assets)	6.9%	6.4%

Management reviews, on a routine basis, projections of capital leverage that incorporate anticipated changes in assets, liabilities, and capital stock levels as a tool to manage overall balance sheet leverage within the Board’s operating ranges. In connection with this review, when management believes that adjustments to the current member stock purchase requirements within the ranges established in the capital plan are warranted, a recommendation is presented for Board consideration. The member stock purchase requirements have been adjusted several times since the implementation of the capital plan in December 2002. The current percentages are 4.75% and 0.75% of member loans outstanding and unused borrowing capacity, respectively. As previously discussed, effective May 1, 2009, there will be an increase in the stock purchase requirement percentage for AMA activity to 4.0%; the current percentage is 0.0%.

As of December 31, 2008 and December 31, 2007, excess capital stock available for repurchase at a member’s request and at the Bank’s discretion totaled $371.5 million and $34.9 million, respectively. The Bank’s prior practice was to promptly repurchase the excess capital stock of its members upon their request (except with respect to directors’ institutions during standard blackout periods). On November 10, 2008, the Bank first changed its excess capital stock repurchase practice, stating that the Bank would no longer make excess capital stock repurchases at a member’s request and noting that the previous practice of repurchasing excess capital stock from all members on a periodic basis was revised. Subsequently, as announced on December 23, 2008, the Bank suspended excess capital stock repurchases until further notice. When the Bank reinstates excess capital stock repurchases, it plans to do so pursuant to a quarterly repurchase practice whereby it will send notice to members at least three business days prior to the repurchase date.

Critical Accounting Policies

The Bank’s consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets and liabilites carried at fair value inherently result in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When such information is not available, valuation adjustments are estimated in good faith by management, primarily through the use of internal cash flow and other financial modeling techniques.

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

Other-Than-Temporary Impairment for Investment Securities.  For investments classified as available-for-sale or held-to-maturity with a fair value less than carrying value the Bank evaluates their impairment to determine if it is other-than-temporary. When there is an other-than-temporary impairment of an investment, the decline in value is recognized as a loss and presented in the Statement of Operations as a loss. This quarterly other-than-temporary impairment assessment is subjective and complex and has increased in importance as a result of current market conditions.

The Bank will conclude that a loss is other-than-temporary if it is determined it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security. This evaluation is inherently subjective and considers a number of factors. As part of this evaluation, the Bank considers its intent and ability to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses, including holding the security until maturity. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the perceived riskiness of the underlying type of collateral; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as FICO credit scores and delinquency rates.

As a result of this security level review, the Bank then identifies individual securities believed to be at risk for other-than-temporary impairment. Securities which the Bank believes are at risk for other-than-temporary impairment are evaluated further by analyzing the performance of the security. Securities with weaker performance measures are evaluated by estimating projected cash flows using a model based on the structure of the security and certain economic environment assumptions such as default rates, loss severity, home price appreciation/depreciation and prepayment speeds to determine whether the Bank expects to receive the contractual cash flows to which it is entitled. During the fourth quarter 2008, the Bank utilized a third party to estimate the projected cash flows of certain of the Bank’s securities. As noted above, the Bank writes down an other-than-temporarily impaired security to its fair value. The fair value change may be more than the amount the Bank expects to realize by holding the security to maturity. Accordingly, the Bank records the recovery to interest income using the contractual method. See Notes 6 and 7 to the audited financial statements for further discussion.

Proposed FSP FAS 115-a, FAS 124-a and EITF 99-20-b. Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-a).  On March 17, 2009, the FASB proposed FSP FAS 115-a. FSP 115-a is proposed only and therefore could change prior to issuance. FSP 115-a is intended to amend other-than-temporary impairment accounting guidance to make it more operational and to improve the presentation of other-than-temporary impairments in financial statements. FSP 115-a would apply to both debt and equity securities. In the event of an other-than-temporary impairment, FSP 115-a would require that the total impairment related to credit losses be recognized in earnings and the total impairment related to all other factors should be recorded in other-comprehensive income, if it is not likely that an investor will have to sell the security prior to recovery. If approved, the proposed FSP would be applied prospectively and be effective for financial statements issued for interim and annual reporting periods ending after March 15, 2009 (March 31, 2009 for the Bank). The Bank has determined that the adoption of this FSP as currently proposed could have a material effect on results of operations to the extent that the Bank has material other-than-temporary impairment charges in the future.

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

The Bank’s process for estimating the fair value of the Bank’s mortgage-related securities involves requesting a price for each security from three third-party pricing services. These external prices and, in some cases, other available information, are evaluated based on a framework of criteria established by the Bank to determine the most appropriate price. In certain limited instances (e.g., not all third party services provide a price, etc.), the Bank may derive an internally modeled price that is deemed appropriate after consideration of all relevant facts and circumstances.

The Bank categorizes financial instruments carried at fair value into a three-level hierarchy in accordance with SFAS 157. The valuation hierarchy is based upon the transparency (the observable or unobservable) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s market assumptions. The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. However, as markets continue to remain illiquid, the Bank may utilize more unobservable inputs if they better reflect market value. As of December 31, 2008, the Bank does not carry a significant amount of financial instruments at fair value on the Statement of Condition which were valued using significant unobservable inputs. See Note 21 to the audited financial statements for further discussion.

Proposed FSP FAS 157-e. Determining Whether a Market is Not Active and a Transaction is Not Distressed (FSP 157-e).  On March 17, 2009, the FASB proposed FSP FAS 157-e. FSP 157-e is proposed only and therefore could change prior to issuance. FSP 157-e is intended to provide additional guidance on determining whether a market for a financial asset is active and a transaction is not distressed for fair value measurements. If approved, the proposed FSP would be applied prospectively and be effective for financial statements issued for interim and annual reporting periods ending after March 15, 2009 (March 31, 2009 for the Bank). The Bank is currently evaluating what impact the adoption of this standard will have on our Statement of Operations and Statement of Condition if it is issued as proposed.

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

Generally, the Bank strives to use derivatives when doing so is likely to provide a cost-effective means to mitigate the interest rate risk inherent in its business. The most common objectives of hedging with derivatives include: (1) preserving an interest spread between the yield of an asset and the cost of a supporting liability of mismatched maturity; (2) mitigating the adverse earnings effects resulting from the potential prepayment or extension of certain assets and liabilities; and (3) protecting the value of existing asset or liability positions or of anticipated transactions. Much of the Bank’s hedging activity is directed toward reducing interest rate risk and basis risk from loans and supporting debt. Historically, the Bank has used structured debt to create low-cost funding, which is used primarily to provide more attractively priced loans to the Bank’s members. Derivatives are also used to create loans with specialized embedded pricing features, customized to meet individual member funding needs and/or to reduce member borrowing costs.

The Bank’s policy remains consistent with Finance Agency regulation which is to use derivative instruments only to reduce the market risk exposures inherent in the otherwise unhedged asset and funding positions of the Bank. When doing so represents the most cost-efficient strategy and can be achieved while minimizing adverse earnings effects, management intends to continue utilizing derivative instruments as a means to reduce the Bank’s exposure to changes in market interest rates, as appropriate. See Notes 2 and 11 to the audited financial statements for further discussion.

Loans to Members and Related Allowance for Credit Losses.  Loans to members represented 68.5% and 68.2% of total assets as of December 31, 2008 and 2007, respectively. The Statement of Condition presents loans to members, net of unearned commitment fees and discounts. Amortization of such fees and discounts is calculated using the interest method and is reflected as a component of interest income. Since its establishment in 1932, the Bank has never experienced a loan loss on loans to members. Further, management does not anticipate loan losses on any loans currently outstanding to members. The Bank is required by statute to obtain sufficient collateral on member loans to protect against losses and to accept as collateral on member loans only high quality investment securities (United States government, Federal agency or GSE securities or private label MBS rated AAA), residential mortgage loans, deposits in the Bank, and other real estate-related and Community Financial Institution assets. The Bank has historically had rights to mortgage loans and/or securities as collateral on a member-by-member basis with an estimated value in excess of the outstanding loans of each individual borrower. Accordingly, there is no allowance for credit losses for loans to members.

Guarantees and Consolidated Obligations.  The Bank is jointly and severally liable for the payment of all the consolidated obligations of the entire FHLBank System. Accordingly, if one or more of the FHLBanks were unable to repay its direct participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of those obligations, as approved or directed by the Finance Agency. The Bank does not recognize a liability for its joint and several obligations related to consolidated obligations issued for other FHLBanks because the Bank considers the joint and several liability a related party guarantee that meets the recognition scope exception in FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Bank records on its Statement of Condition a liability for consolidated obligations associated only with the proceeds it receives from the issuance of those consolidated obligations.

Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-backed Securities.  Typically, the Bank purchases mortgage loans and MBS at amounts that are different than the contractual note amount. The difference between the purchase price and the contractual note amount establishes a premium or discount. The Bank also receives or incurs various mortgage related fees. Mortgage loans and MBS are reported on the Statement of Condition at their principal amount outstanding net of deferred loan fees and premiums or discounts (including discounts as a result of other-than-temporary impairment). Bank policy requires the amortization or accretion of these premiums or discounts to interest income occur using the contractual method, which produces a constant effective yield over the contractual life, which represents the stated maturity. Management prefers the contractual method to maturity because the income effects of the amortization or accretion are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs. Also, this method tracks the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior.

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

Legislative and Regulatory Developments

Finance Agency Interim Final Regulation Regarding Minimum Capital Levels.  On January 30, 2009, the Finance Agency issued an Interim Final Regulation implementing provisions of the Housing Act requiring the establishment of a minimum critical capital level for the FHLBanks and prompt corrective action mechanisms by the Finance Agency for an FHLBank that fails to meet the minimum capital requirements. The Interim Final Regulation does not change the existing risk-based, leverage and total capital requirements. Management is currently analyzing the effect of this Interim Final Regulation on the Bank.

Under the Interim Final Regulation, the Finance Agency has established four capital classification categories for an FHLBank:

•	Adequately Capitalized — the FHLBank meets all risk-based and minimum capital requirements;

•	Undercapitalized — the FHLBank does not meet all risk-based or minimum capital requirements;

•	Significantly Undercapitalized — the FHLBank has less than 75% of its risk-based capital requirements or minimum capital requirements (3.0% for the capital ratio and 3.75% for the leverage ratio) and has been reclassified from Undercapitalized to Significantly Undercapitalized; or

•	Critically Undercapitalized — the FHLBank’s total capital is less than or equal to 2.0% of the Bank’s total assets or has been reclassified from Significantly Undercapitalized to Critically Undercapitalized.

There are several mandatory actions which will be taken against an Undercapitalized FHLBank. These are as follows: (1) the FHLBank must submit and comply with a Capital Restoration Plan approved by the Finance Agency Director; (2) the FHLBank may not pay dividends, redeem capital stock or repurchase capital stock; (3) the FHLBank’s average assets can not exceed the previous quarter’s level of average assets without approval of the Finance Agency Director; and (4) the FHLBank may not conduct any new business activity without approval of the Finance Agency Director.

An FHLBank would receive a mandatory reclassification from Undercapitalized to Significantly Undercapitalized if it fails to submit, receive approval, or comply with a Capital Restoration Plan. Additional discretionary actions that can be taken against an Undercapitalized FHLBank include any mandatory and discretionary actions that can be taken against a Significantly Undercapitalized bank as noted below.

There are several mandatory actions which will be taken against a Significantly Undercapitalized FHLBank. These are as follows: (1) the FHLBank must submit and comply with a Capital Restoration Plan approved by the Finance Agency Director; (2) the FHLBank may not pay dividends, redeem capital stock or repurchase capital stock; and (3) the FHLBank may not give compensation increases or bonuses to executive officers as defined in the interim rule which includes executive officers as defined under 17 C.F.R. part 229 and certain additional Bank employees, without Finance Agency Director approval.

There are also various discretionary actions which can be taken against a Significantly Undercapitalized FHLBank. These are as follows: (1) a limit or reduction in obligations or classes of obligations, including off-balance sheet obligations; (2) a limit or reduction in assets or class of assets; (3) an increase in capital and/or retained earnings requirements; (4) a modification, limit or termination of any activity determined to create excessive risk; (5) an order for new director elections; (6) the dismissal of executive officers or directors; (7) a requirement to hire new executive officers subject to the Finance Agency Director’s approval; and/or (8) reclassification of an FHLBank from Significantly Undercapitalized to Critically Undercapitalized. This reclassification could occur if (1) the FHLBank fails to submit, receive approval, or comply with a Capital Restoration Plan; (2) another condition that is the basis for an initial reclassification exists; and/or (3) the Finance Agency Director determines that other actions are necessary to ensure safe and sound operations and capital compliance of the FHLBank.

The following mandatory actions are applicable to a Critically Undercapitalized FHLBank: (1) appointment of a conservator or receiver and (2) enforcement of all mandatory restrictions or obligations applicable to a Significantly Undercapitalized FHLBank.

Finance Agency Interim Final Regulation Regarding FHLBank Directors.  On September 22, 2008, the Finance Agency issued an interim final regulation to implement the provisions of the Housing Act concerning the nomination and election of directors. The regulation substantially continues the prior rules governing elected director nominations, balloting, voting and reporting of results, while making certain modifications for the election of independent directors, as discussed below. The regulation:

•	required that the elections for member and independent directors with terms commencing on January 1, 2009 be completed by year-end 2008;

•	set terms for each directorship commencing after January 1, 2009 at four years, except as adjusted to achieve staggering required by the Housing Act; and

•	prescribed a process for conducting independent director and member director elections. With respect to independent director elections, an independent director nominee must receive at least 20 percent of the number of votes eligible to be cast in the election. If no nominee receives 20 percent of the votes eligible to be cast in the election, the FHLBank must identify additional nominees and conduct elections until the directorship is filled.

Proposed Bankruptcy Cramdown Legislation.  The Bankruptcy Reform Act of 1994 substantially eliminated the risk of bankruptcy mortgage modifications, also known as “cramdowns,” on mortgages secured solely by the debtor’s principal residence. Legislation to allow bankruptcy cramdowns on mortgages secured by owner-occupied homes has been passed by the House and is expected to be considered by the Senate. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings could become material. The proposed legislation allows a bankruptcy judge, in specified circumstances, to reduce the mortgage amount to today’s market value of the property, reduce the interest rate paid by the debtor, and/or extend the repayment period. In the event that this legislation is passed and applies to existing mortgage debt (including residential MBS), then, the Bank could face increased risk of credit losses on its private-label MBS that include bankruptcy carve-out provisions and allocate bankruptcy losses over a specified dollar amount on a pro-rata basis across all classes of a security. The Bank has 73 private label MBS with a par value of $4.7 billion that include bankruptcy carve-out language that could be affected by cramdown legislation. The effect on the Bank will depend on the actual version of the legislation that is passed and whether mortgages held by the Bank, either within the MPF Program or as collateral for MBS held by the Bank, are subject to bankruptcy proceedings under the new legislation. Additional Bankruptcy Reform Act Amendments are also being discussed.

FDIC Actions.  On February 27, 2009, the FDIC approved a final regulation that would increase the deposit insurance premium assessment for those FDIC-insured institutions that have outstanding FHLBank advances and other secured liabilities to the extent that the institutions’ ratio of secured liabilities to domestic deposits exceeds 25 percent. On October 14, 2008, the FDIC announced the TLGP, a program to guarantee newly issued senior unsecured debt (and the unsecured portion of any secured debt) issued by FDIC-insured institutions as well as bank, thrift and financial holding companies where such debt is issued on or before June 30, 2009. The amount of debt covered by the guarantee may not exceed 125 percent of debt that was outstanding as of September 30, 2008 that was scheduled to mature before June 30, 2009. For eligible debt issued on or before June 30, 2009, coverage would only be provided for three years beyond that date, even if the liability has not matured. The FDIC recently announced an extension of the unsecured debt guarantee program though October 31, 2009. Additionally, the FDIC has agreed to guarantee funds in noninterest-bearing transaction deposit accounts held by FDIC-insured banks until December 31, 2009.

The Bank has analyzed the impact some of these FDIC actions may have on its advances business and debt markets, including the extent to which these programs may reduce members’ needs for Bank funding. Management currently expects to see a reduction in the level of loans to members as a result of the TLGP. With respect to the increased FDIC insurance assessment on members with secured liabilities which are subject to the increased assessment, the Bank is determining the effect on its members. This new regulation may tend to decrease demand for loans from the Bank’s members affected by the regulation due to the increase in the effective “all-in” cost to members resulting from the assessment increase.

Proposed Rulemaking to Lower Risk Weights for Claims on, or Guaranteed by, Fannie Mae and Freddie Mac.  Following the conservatorship of Fannie Mae and Freddie Mac, on September 7, 2008 the Treasury entered into senior preferred stock purchase agreements with Fannie Mae and Freddie Mac which effectively provide protection to the holders of senior debt, subordinated debt, and MBS issued or guaranteed by these entities. In light of the financial support provided under these agreements with the Treasury, on October 7, 2008 the FDIC, the Office of the Comptroller of the Currency (OCC), the Office of Thrift Supervision (OTS) and the Board of Governors of the Federal Reserve announced a joint notice of proposed rulemaking to amend their risk-based capital regulations for banks and thrifts to reduce the risk weight for Fannie Mae and Freddie Mac debt held by banks and thrifts from 20 percent to 10 percent. The proposal requests comments on whether the same treatment should be given to FHLBank debt. The comment period on the proposed rulemaking expired November 26, 2008. In the event that this proposed rule becomes a final regulation, the Bank is unable to predict what effect, if any, it will have on the FHLBanks. It may decrease the competitiveness of FHLBank debt compared to Fannie Mae and Freddie Mac debt.

Federal Reserve Board of Governors Actions.  As an additional measure to further support the functioning of financial markets, on September 19, 2008, the Federal Reserve announced that it will begin purchasing short-term debt obligations issued by Fannie Mae, Freddie Mac and the FHLBanks in the secondary market. Similar to secondary market purchases of U.S. Treasury securities, purchases of Fannie Mae, Freddie Mac, and FHLBank debt will be conducted with the Federal Reserve’s primary dealers through a series of competitive auctions.

Additional Federal Reserve Bank Actions.  The Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (AMLF) is a lending facility that finances the purchases of high-quality asset-backed commercial paper (ABCP) from money market mutual funds by U.S. depository institutions and bank holding companies. The program is intended to assist money funds that hold such paper to meet the demands for redemptions by investors and to foster liquidity in the ABCP market and money markets more generally. The Commercial Paper Funding Facility (CPFF) is a facility, authorized under section 13(3) of the Federal Reserve Act, that enhances liquidity in the commercial paper markets. The CPFF provides a liquidity backstop to U.S. issuers of commercial paper. The Money Market Investor Funding Facility (MMIFF), announced on October 21, 2008 and authorized under section 13(3) of the Federal Reserve Act, is intended to provide liquidity to U.S. money market mutual funds and certain other money market investors, thereby increasing their ability to meet redemption requests and hence their willingness to invest in money market instruments, particularly term money market instruments. Under the MMIFF, the Federal Reserve Bank of New York can provide senior secured funding. On November 25, 2008, the Federal Reserve announced the creation of the Term Asset-Backed Securities Loan Facility (TALF). The TALF is a funding facility that will issue loans with a term of up to three years to U.S. persons that own eligible asset-backed security (ABS) collateral. The TALF is intended to (1) assist the financial markets in accommodating the credit needs of consumers and small businesses by facilitating the issuance of ABS collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration (SBA) and (2) improve the market conditions for ABS more generally. TALF loans are non-recourse loans, meaning that the borrower’s obligation to repay the loan can be fulfilled by surrendering the collateral. The U.S. Treasury is providing credit protection to the FRBNY using funds authorized under the TARP. The loan from the FRBNY is senior to the TARP funds.

Since January 7, 2009, the Federal Reserve made a number of other money market investors eligible participants, including U.S.-based securities-lending cash-collateral reinvestment funds, portfolios, and accounts (securities lenders); and U.S.-based investment funds that operate in a manner similar to money market mutual funds, such as certain local government investment pools, common trust funds, and collective investment funds.

On February 10, 2009, the Federal Reserve Board announced that it is prepared to expand the size of the TALF to as much as $1.0 trillion and potentially to broaden the eligible collateral to encompass other types of newly issued AAA-rate asset-backed securities, such as ABS backed by commercial mortgages or private-label (non-agency) ABS backed by residential mortgages. Any expansion of the TALF would be supported by the Treasury providing additional funds from the TARP.

Emergency Economic Stabilization Act of 2008.  On October 2, 2008, the President signed into law the Emergency Economic Stabilization Act of 2008 (EESA). Among other things, the EESA established TARP, under which the U.S. Treasury is authorized to purchase up to $700 billion of assets, including mortgage loans and mortgage-backed securities, from financial institutions. The U.S. Treasury has also determined that it can use authority under TARP to make direct investments in financial institutions in connection with its stabilization activities and such investments have been made, including in members of the Bank’s district. The EESA also increased the FDIC deposit insurance coverage limit from $100 thousand per account to $250 thousand per account through December 31, 2009. The Bank is unable to predict what effect the EESA may ultimately have on the Bank and its members.

The Housing and Economic Recovery Act of 2008.  On July 30, 2008, the Housing Act was enacted. The Housing Act is designed to, among other things, address the current housing finance crisis, expand the Federal Housing Administration’s financing authority and address GSE reform issues. For further details, see the Bank’s periodic report filed on Form 10-Q for June 30, 2008.

The Housing Act created a newly established federal agency regulator, the Finance Agency, to become the new federal regulator of the FHLBanks, Fannie Mae and Freddie Mac effective July 30, 2008. It also authorized the U.S. Treasury to purchase obligations issued by the FHLBanks in any amount deemed appropriate by the U.S. Treasury under certain conditions. As discussed in the “Current Financial and Mortgage Market Events and Trends” section of Item 7. Management’s Discussion and Analysis and Note 22 to the audited financial statements in this 2008 Annual Report filed on Form 10-K as well as in the Bank’s periodic report filed on Form 10-Q for September 30, 2008, on September 9, 2008, the Bank, along with the other FHLBanks, entered into a lending agreement with the U.S. Treasury, in connection with the establishment of the GSECF. The GSECF is designed to serve as a contingent source of liquidity. The Bank has not drawn on this source of liquidity and has no immediate plans to do so. See the Bank’s current report on Form 8-K filed on September 9, 2008 for more information. This temporary authorization expires December 31, 2009 and supplements the existing limit of $4.0 billion.

Risk Management

The U.S. financial and residential mortgage markets have experienced an unprecedented downturn, which began to accelerate in the mortgage markets in mid-2007, deepened in 2008 and is expected to continue into 2009. During this time, concerns over the impact of residential mortgage lending practices precipitated a sharp deterioration in the subprime- and Alt-A-related mortgage markets, as well as the broader mortgage and credit markets. In particular, the market for MBS has experienced high levels of volatility and uncertainty, reduced demand and lack of liquidity, resulting in credit spreads widening significantly. This deterioration in the housing market was evidenced by growing delinquency and foreclosure rates on subprime, Alt-A and prime mortgages. Given the uncertainty in the mortgage markets, MBS, particularly those backed by nontraditional mortgage products, have continued to be subject to various rating agency downgrades. Central banks, including the Federal Reserve and the European Central Bank, have sought to prevent a serious and extended economic downturn resulting from these and other market difficulties by making significant interest rate reductions and taking other actions to free up credit. For further information regarding the markets in 2008, see the “Current Financial and Mortgage Markets and Trends” discussion in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

The Bank is heavily dependent on the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. The Bank’s member collateral policies, practices and secured status are discussed in more detail below as well as in Item 1. Business. Additionally, the Bank has outstanding credit exposures related to the MPF Program and investments in private label MBS, which are affected by the mortgage market deterioration. All of these risk exposures are continually monitored and are discussed in more detail in the following sections.

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative hedging instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors.

The Bank’s Board and its committees have adopted a comprehensive risk governance framework to oversee the risk management process and manage the Bank’s risk exposures which recognizes primary risk ownership and management by the Bank’s business units. The Finance and Risk Management Committee of the Board has responsibility to focus on balance sheet management and market and funding risk management issues. The Finance and Risk Management Committee also has responsibility for certain credit and collateral risks and is informed by regular and comprehensive reports covering all significant risk types. The Audit Committee has responsibility for monitoring certain operating and business risks and also receives regular reports on control issues of significance and the quarterly allowance for credit loss reports. From time to time, ad hoc committees of the Board may be created to study and report on key risk issues facing the Bank. All Board committees also receive reports and training dealing in more depth with specific risk issues relevant to the Bank. Additionally, the Bank conducts an annual bank-wide risk self-assessment which is reviewed and approved by the full Board.

As a key part of this risk governance framework, the Bank’s Board has adopted a Member Products Policy and a Risk Governance Policy, which are reviewed regularly and reapproved at least annually. The Member Products Policy, which applies to products offered to members and housing associates, addresses the credit risk of secured credit by establishing credit underwriting criteria, appropriate collateralization levels and collateral valuation methodologies. The Risk Governance Policy establishes risk limits for the Bank in accordance with the risk profile established by the Board, Finance Agency regulations, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management framework. The magnitude of the risk limits reflects the Bank’s risk appetite given the market environment, the business strategy and the financial resources available to absorb potential losses. In connection with the completion of various market risk analyses undertaken by management during 2008, the Risk Governance Policy was amended effective September 26, 2008, to reflect adjustments to the Board-approved risk appetite. These adjustments were focused on emphasizing a greater balance between enhancing the value of capital stock and generating earnings. All breaches of any risk limits are reported in a timely manner to the Board and senior management and the affected business unit must take appropriate action to reduce affected positions.

The risk governance framework also includes a body of risk management policies approved by the Board. These policies together with supplemental risk management Bank policies and procedures are reviewed on an ongoing basis to assure that they provide effective governance of the Bank’s risk-taking activities. Further, Internal Audit provides an internal assessment of the Bank’s management and internal control systems. Internal Audit activities are designed to provide reasonable assurance that resources are adequately protected; significant financial, managerial and operating information is materially complete, accurate and reliable; and employees’ actions are in compliance with Bank policies, procedures and applicable laws and regulations. Additionally, the Finance Agency conducts an annual onsite examination of the Bank, as well as periodic offsite evaluations, and also requires the Bank to submit periodic compliance reports.

In order to provide effective oversight for risk management strategies, policies and action plans, the Bank has created a formal review and reporting structure through three risk management committees. The Risk Management Committee is responsible for overall risk management, operating risks, business risks and the bank-wide risk self-assessment. The Asset/Liability Committee (ALCO) focuses on financial management issues and is responsible for planning, organizing, developing, directing and executing the market and liquidity risk management process within Board-approved parameters. The Credit Risk Committee oversees the Bank’s credit policies, procedures, positions and underwriting standards as well as decisions relating to collateral, the extension or denial of credit, the recording of other-than-temporary impairment and the adequacy of the allowance for credit losses. Each of these three committees has established various subcommittees to address certain key responsibilities. These risk management committees and/or their respective charters may change from time to time based on new business or regulatory requirements.

Capital Adequacy and the Alternative Risk Profile.  Effective September 2008, as noted above and in connection with the changes to the Bank’s risk appetite, the Risk Governance Policy was amended to establish an overarching capital adequacy metric. The Board was actively involved in the development of the revised Risk Governance Policy and the Bank’s new metrics, including the Projected Capital Stock Price (PCSP). The PCSP is calculated using risk components for interest rates, spread, credit, operating and accounting risk. The sum of these components represents an estimate of projected capital stock variability and is used in evaluating the adequacy of retained earnings and developing dividend payout recommendations to the Board. The Board has established a PCSP floor of 85% and a target of 95%. This ratio is calculated and reported to the Board on a monthly basis.

Management strives to manage the overall risk profile of the Bank in a manner that attempts to preserve the PCSP at or near the target ratio of 95%. The difference between the actual PCSP and the floor or target, if any, represents a range of additional retained earnings that, in the absence of a reduction in the aforementioned risk components, would need to be accumulated over time to restore the PCSP and retained earnings to an adequate level. At its adoption in September, the Bank was in violation of the capital adequacy metric and, in accordance with the provisions of the new policy, the Board established a long-term implementation approach for reaching an adequate level of capital and restricted the dividend payout. As of December 31, 2008, the Bank’s PCSP was still in violation of Policy and the Board voluntarily suspended all dividend payments. Additional information regarding the calculation of PCSP and monitoring of the metric are available in the Retained Earnings discussion in “Financial Condition” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

Beginning in mid-2007 and extending into 2008, mortgage spreads, particularly spreads on private label MBS, began to expand to historically wide levels, reflecting increased credit risk and an illiquid market environment. Due to these unprecedented market developments, the Bank’s market risk metrics began to deteriorate in early 2008, including a decline in the Bank’s market value of equity and an increase in the duration of equity. At that time, management developed an Alternative Risk Profile to exclude the effects of further increases in certain mortgage-

related asset credit spreads to better reflect the underlying interest rate risk and accommodate prudent management of the Bank’s balance sheet. This Alternative Risk Profile is calculated by revaluing private label MBS using market implied discount spreads from January 31, 2008. This date was utilized as it presented two standard deviations of the ten-year average of mortgage spreads. In the creation of the alternative metrics, only private label MBS spreads were adjusted due to their greater volatility as well as the overall size of the portfolio compared to the other Bank mortgage asset portfolios of U.S. Agency and GSE MBS and mortgage loans.

The Alternative Risk Profile was initially adopted by ALCO in April 2008 as an alternative set of market risk metrics to complement the reported market risk profile and to be used for management decision-making, such as economic hedging decisions. Both measures were also reported to the Finance and Risk Management Committee of the Board, although the actual market risk metrics remained the Board-approved risk metrics. However, as discussed below, management requested and was granted temporary forbearance regarding compliance with certain of these Board-approved actual market risk metrics from mid-2008.

In September 2008, in connection with the adoption of the PCSP above, the Board added provisions to the Risk Governance Policy which provided that if a significant and ongoing market disruption occurs, management may request that the Board approve alternative calculations of any of the risk limits established in the policy as long as those alternative calculations remain within the framework of regulations as set forth by the Finance Agency. In connection with this request, management is required to demonstrate that any alternative calculation more appropriately reflects the Bank’s existing risk profile. The Board approves these alternative calculations and establishes a timeframe for their use. Within the approved timeframe, these alternative calculations may be discontinued at any time by action of the appropriate Bank risk committee with subsequent ratification by the Finance and Risk Management Committee. As private label MBS credit spreads deteriorated sharply, in fourth quarter 2008 management requested and the Board approved the adoption of the Alternate Risk Profile for the purposes of the calculation of the capital adequacy and market risk metrics through December 31, 2009. Management believes that the Alternative Risk Profile provides a better indication of the Bank’s interest rate risk profile in the current market conditions than the historically reported actual risk profile, although both calculations are reported to the Board.

The following table presents the Bank’s PCSP calculation under the provisions of the revised Risk Governance Policy. Under both the actual and Alternative Risk Profile calculations, the Bank was out of compliance with the PCSP limits for all periods presented.

	Projected Capital Stock Price (PCSP)
		Alternative
	Actual	Risk Profile	Floor	Target

December 31, 2008	9.9%	74.2%	85%	95%

September 30, 2008	57.1%	83.7%	85%	95%

Declines in the market value of equity due to further private label MBS credit spread widening in the fourth quarter of 2008 reduced the current capital stock price from which the PCSP is projected and significantly increased the differential between the actual and Alternative Risk Profile calculations.

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

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices and other relevant market rate or price changes, such as basis changes. Risk of loss is defined as the risk that the net market value or estimated fair value of the Bank’s overall portfolio of assets, liabilities and derivatives will decline as a result of changes in interest rates or financial market volatility, or that net earnings will be significantly reduced by interest rate changes. Basis risk is the risk that interest rates in different market sectors will not move in tandem and will adversely affect the market value of the Bank’s assets and liabilities. This basis risk generally consists of credit, illiquidity and prepayment spreads and arises principally because the Bank typically funds mortgage assets and loans to members with consolidated obligations. Generally, the Bank manages these risks through asset selection and pricing. However, the unprecedented private label mortgage basis movement has significantly reduced the Bank’s net market value and actual PCSP.

Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk and options risk. The Bank faces repricing risk when a change in interest rates results in a mismatch in the repricing of the assets as compared to that of the liabilities and hedges. Yield-curve risk reflects the possibility that changes in the shape of the yield curve (such as a flattening or steepening) may affect the market value of the Bank’s assets and liabilities differently because a liability used to fund an asset may be short-term while the asset is long-term, or vice versa. Option risk results when assets or liabilities contain options by the borrower, counterparty, or the Bank. For example, when a member prepays a loan, the prepayment can result in lower future net interest income for the Bank. If the principal portion of the loan being prepaid is reinvested in assets yielding lower returns, but the principal amount continues to be funded by the original higher-cost debt, net interest income could be reduced. To protect against this risk, the Bank generally charges members a prepayment fee to compensate for this potential income reduction. When the Bank offers longer-term loans that a member may prepay without a prepayment fee, the Bank generally funds these loans with callable consolidated obligations or hedges this option.

The Bank also invests in mortgage assets, such as MPF Program mortgage loans and MBS, which together represent the primary source of option risk. As of December 31, 2008, mortgage assets totaled 18.5% of the Bank’s balance sheet. Because mortgage assets contain prepayment options, changes in interest rates cause the expected maturities of these assets to become shorter or longer. Finance Agency regulations and the Bank’s investment policy limit this risk by placing certain restrictions on the types of mortgage assets the Bank may own. Addressing the option risk embedded in mortgage assets remains important to the Bank’s earnings. The prepayment option held by mortgage borrowers affects the mortgage assets such that the Bank’s net interest income and the combined fair value of the assets and related funding may decline if interest rates move significantly in either direction. The Bank mitigates some of this exposure to changes in interest rates by funding approximately 50% of the mortgage asset portfolio with two types of option-related debt, callable debt and APLS, which contain call and/or similar prepayment options. When interest rates change, the option to redeem the callable debt can offset a large portion of the earnings and fair value change driven by the mortgage prepayment option. However, because the mortgage prepayment option is generally not fully hedged, the Bank’s earnings and combined fair value of the mortgage portfolio and debt can still be affected by changes in interest rates. The Bank may also use various derivatives to hedge the variability in expected maturity of mortgage assets.

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

Derivatives and Hedging Activities.  The Bank functions as a financial intermediary by channeling funds provided by investors in its consolidated obligations to member institutions. During the course of a business day, members may obtain loans through a variety of product types that include features such as variable- and fixed-rate coupons, overnight to 30-year maturities, and bullet or amortizing redemption schedules. The Bank funds loans primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligations and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies. The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice is to simultaneously execute interest rate exchange agreements when extending term and option-embedded loans to members and/or issuing liabilities in order to convert the instruments’ cash flows to a floating-rate that is indexed to LIBOR. By doing so, the Bank strives to reduce its interest rate risk exposure and preserve the value of, and earns more stable returns on, its members’ capital investment.

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

The use of interest rate swaps, swaptions, and/or interest rate cap and floor agreements and TBA securities (collectively known as derivatives) is integral to the Bank’s financial management strategy, and the impact of these derivatives permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of these instruments which adjust the effective maturity, repricing frequency or option characteristics of various financial instruments to achieve the Bank’s risk and earnings objectives. All derivatives utilized by the Bank hedge identifiable risks and none are used for speculative purposes. The Bank uses derivatives in several ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; (2) by acting as an intermediary between its members and swap counterparties; or (3) in asset/liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (loans to members, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of loans to members, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to hedge mismatches of interest rates between assets and liabilities, the Bank also uses derivatives as follows: (1) to hedge embedded options in assets and liabilities; (2) to hedge the market value of existing assets and liabilities and anticipated transactions; (3) to hedge the duration risk of prepayable instruments; and (4) to exactly offset other derivatives executed with members (where the Bank serves as an intermediary). See Note 11 of the audited financial statements for additional information regarding the Bank’s derivative and hedging activities.

The following table categorizes and summarizes the notional amounts and estimated fair value gains and losses of the Bank’s derivative instruments, excluding accrued interest, and related hedged items by product and type of accounting treatment under SFAS 133 as of December 31, 2008 and 2007. For those hedge strategies that do not qualify for hedge accounting, the derivative is still marked-to-market; however, there is no symmetrical mark-to-market offset available on the hedged item.

	December 31, 2008		December 31, 2007(1)
	Notional	Estimated	Notional	Estimated
(in millions)	Principal	Gain/(Loss)	Principal	Gain/(Loss)

Qualifying for Hedge Accounting:
Loans to members	$33,714.0	$(2,533.2)	$41,705.9	$(935.5)
Consolidated obligations bonds	24,099.3	774.5	30,009.0	573.4

Subtotal — qualifying for hedge accounting	57,813.3	(1,758.7)	71,714.9	(362.1)

Not Qualifying for Hedge Accounting:
Loans to members	51.0	(3.3)	126.0	(3.7)
Mortgage loans	225.0	3.3	1,400.0	0.3
Consolidated obligations	500.0	(2.0)	—	—
Intermediary transactions	2.9	—	7.7	—
Mortgage delivery commitments	31.2	0.4	6.6	—

Subtotal — not qualifying for hedge accounting	810.1	(1.6)	1,540.3	(3.4)

Total derivatives, excluding accrued interest	$58,623.4	$(1,760.3)	$73,255.2	$(365.5)

Accrued interest		11.3		114.8
Cash collateral held by counterparties and related accrued interest		1,432.7		61.0
Cash collateral held from counterparties and related accrued interest		(9.8)		(193.6)

Net derivative balances		$(326.1)		$(383.3)

Net derivative asset balances		$28.9		$47.0
Net derivative liability balances		(355.0)		(430.3)

Net derivative value balances		$(326.1)		$(383.3)

Note:

(1)	December 31, 2007 balances reflect the Bank’s adoption retrospectively of FIN 39-1. See Note 3 of the audited financial statements for further information on FIN 39-1.

The notional value of the Bank’s derivative portfolio decreased by $14.6 billion from December 31, 2007 to December 31, 2008. On September 15, 2008, Lehman Brothers Holding Inc. (Lehman) filed for bankruptcy. At that time, Lehman’s subsidiary, Lehman Brothers Special Financing, Inc. was the Bank’s largest derivatives counterparty with a total of 595 outstanding derivative trades having total notional value of $16.3 billion. Substantially all of these derivatives qualified for hedge accounting. Following the bankruptcy filing, the Bank analyzed all outstanding derivative trades to ascertain which trades were most critical to the Bank’s market risk position. Accordingly, the Bank entered into 63 identical new trades with a notional value of $8.0 billion with different counterparties on September 18, 2008. Further, on September 22, 2008, the Bank entered into an additional 40 new trades with a notional value of $0.4 billion with different counterparties. On October 10, 2008, the Bank placed these subsequent 40 trades into fair value hedge relationships. The net result of these Lehman transactions was a reduction of $7.9 billion in notional value outstanding, or 54% of the decrease noted above. For additional information on the Bank’s derivative transactions in connection with the Lehman bankruptcy, see the “Current Financial and Mortgage Market Events and Trends” discussion in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

Over the same time period, the net derivative fair market value balance increased by $57.2 million due to the absolute changes in interest rates and the relative spreads between interest rates. The Bank uses interest rate swaps extensively to hedge its exposure to interest rate risk. As a result, the Bank converts a fixed-rate asset or liability to a floating-rate, which may qualify for fair value hedge accounting treatment. As interest rates fluctuate, the fair value of the interest rate swap may fluctuate accordingly. With fair value hedge accounting, there are offsetting changes to fair value to the extent the hedge is determined to be effective. Therefore, changes in the net derivative asset and liability balances above involved in hedging relationships that qualify for hedge accounting are generally offset with fair value gains and losses included in the basis of the associated hedged asset or liability. See Notes 2 and 11 of the audited financial statements for additional information.

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

Quantitative Disclosures Regarding Market Risk

The Bank’s Market Risk Model.  Significant resources, both in analytical computer models and staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments. During first quarter 2008, in connection with current capital market conditions, the Bank implemented a refinement to the market risk model to more accurately reflect the private label mortgage-backed security prepayment characteristics.

In recognition of the importance of the accuracy and reliability of the valuation of financial instruments, management engages in an ongoing internal review of model valuations for various instruments. In previous years, this review was limited to derivatives. In 2008, the review was extended to include external prices and additional financial instruments. These valuations are evaluated on a quarterly basis to confirm the reasonableness of the valuations. This analysis is performed by risk management’s model validation group that is independent of the business unit conducting the transactions. The verification and validation procedures depend on the nature of the security and valuation methodology being reviewed and may include comparisons with observed trades or other sources and independent verification of key model inputs. Results of the quarterly verification process, as well as any changes in valuation methodologies, are reported to ALCO, which is responsible for reviewing and approving the approaches used in the valuation to ensure that they are well controlled and effective, and result in reasonable fair values.

The duration of equity, return volatility and market value of equity volatility metrics have historically been the direct primary metrics used by the Bank to manage its interest rate risk exposure. As discussed above, in September 2008, the Bank established a new capital adequacy metric, referred to as the PCSP. Additionally, the market value of equity volatility metrics were discontinued as Board-approved metrics effective October 2008, although ALCO continues to monitor them. The Bank’s asset/liability management policies specify acceptable ranges for duration of equity, return volatility and the PCSP metrics, and the Bank’s exposures are measured and managed against these limits. The duration of equity and return volatility metrics are described in more detail below.

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

The Bank’s asset/liability management policy approved by the Board calls for duration of equity to be maintained within a ±4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of ±200 basis points is ±7 years. Management analyzes the duration of equity exposure against this policy limit on a daily basis. Management continually evaluated its market risk management strategies throughout 2008 and in March 2008, it determined that strict compliance with the actual duration of equity limit under the current severe market conditions would not be prudent. Bank management requested, and was granted, a temporary waiver of all market risk metric limits from the Board through December 31, 2008, up to predetermined thresholds. In November 2008 and in connection with the Alternate Risk Profile discussed above, management requested and was approved to use the alternate calculation of duration of equity for the calculation and monitoring of duration of equity through December 31, 2009. The Board did not adjust the existing market risk limits, therefore, compliance with those limits is now measured using the alternative calculation.

The following table presents the Bank’s duration of equity exposure in accordance with the actual and Alternative Risk Profile duration of equity calculation by quarter.

	Down 200		Down 100		Base	Up 100	Up 200
(in years)	basis points		basis points		Case	basis points	basis points

Alternative duration of equity

December 31, 2008		(1)		(1)	(0.1)	1.5	1.7

Actual duration of equity

December 31, 2008		(1)		(1)	26.8	10.9	0.6

September 30, 2008		(1)	4.1		3.2	1.8	0.8

June 30, 2008		(1)	2.4		3.9	3.9	3.7

March 31, 2008		(1)	3.2		5.0	5.0	3.4

December 31, 2007	(2.8)		(0.6)		4.2	4.7	4.0

Note:

(1)	Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods.

In addition to actions taken by management to manage risk exposures, changes in market rates, changes in mortgage credit spreads and the absolute level of capital can substantially impact the Bank’s duration of equity profile. Along with the base case duration calculation, the Bank performs instantaneous parallel interest rate shocks in increments of 50 basis points up to the 200 basis point scenarios identified above. In early 2008, the mortgage market began to experience a widening of mortgage credit spreads, especially on private label MBS, relative to valuation benchmarks. The significant and unprecedented disruption in the mortgage markets continued throughout 2008 and resulted in very volatile, extraordinarily wide and increasing spreads, although there was a temporary moderate narrowing of agency mortgage spreads during the third quarter, in connection with the actions taken by the U.S. Treasury regarding Fannie Mae and Freddie Mac.

These wide mortgage credit spreads had the direct effect of increasing the Bank’s measurements of market risk, including duration of equity, during the first quarter 2008 despite the fact that there may not have been a proportionate change in the underlying cash flows of the Bank’s MBS and mortgage loan assets, liabilities or related hedges. As a result, the duration of equity increased from December 31, 2007 to March 31, 2008, in the base case, as well as certain of the applicable shock scenarios, and exceeded the policy limit as of March 31, 2008. Because the

Bank intends to hold nearly all of its mortgage-related assets and related liabilities and hedges to maturity, management does not believe that an increase in the Bank’s duration of equity due to credit spread widening corresponds to greater risk that net earnings will be significantly reduced by interest rate changes. Accordingly, as noted above, the Bank requested and was granted a temporary waiver from the Board on the actual duration of equity risk metric through December 31, 2008 up to predetermined thresholds.

Notwithstanding the temporary waiver, during 2008 the Bank periodically took various hedging actions, including the issuance of a limited amount of fixed-rate debt, and was in compliance with the actual policy metric for the quarters ended June 30, 2008, and September 30, 2008. However, the Bank’s base case duration of equity exceeded the policy limit at times during the second, third and fourth quarters of 2008 until the Alternative Risk Profile was adopted in November 2008, as previously discussed. Subsequent to the adoption of the alternative duration of equity calculation, private label MBS spreads continued to widen significantly causing a substantial decline in the market value of equity and a substantial increase in the actual duration of equity levels as of December 31, 2008. The Bank’s low market value of equity in the fourth quarter 2008 had the effect of amplifying the volatility of the actual reported duration of equity metric. Therefore, the Bank was substantially out of compliance with the actual reported duration of equity as of December 31, 2008. However, under the Alternative Risk Profile, the Bank was in compliance with the duration of equity policy metric at December 31, 2008.

The Bank continues to monitor the mortgage and related fixed income markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank’s current market risk profile is reasonable given these market conditions.

Return Volatility.  The Bank’s asset/liability management policy specifies a return volatility metric to manage the impact of market risk on the Bank’s average return on average capital stock compared to a dividend benchmark interest rate over multiple interest rate shock scenarios over a rolling forward one to 12 month time period. Effective September 2008, the Board approved an expansion of this metric to include a similar metric over the 13 to 24 month time period. Beginning September 30, 2008, the Board selected the dividend benchmark of three-month LIBOR and approved related spread limits for both time periods. This risk metric is calculated and reported to the Board on a monthly basis.

The following table presents the Bank’s return volatility metric for 2008 for the periods in which the policy was applicable. The metric is presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. The Bank was in compliance with these return volatility metrics across all selected interest rate shock scenarios as of December 31, 2008.

	Yield Curve Shifts(1)
	Down 200 bps	100 bps	Forward	100 bps	Up 200 bps
	Parallel Shock	Steeper	Rates	Flatter	Parallel Shock

Year 1 Return Volatility

December 31, 2008	(2)	2.81%	2.21%	0.80%	0.80%

September 30, 2008	1.20%	1.96%	1.39%	1.10%	0.94%

June 30, 2008	1.84%	2.01%	1.93%	1.55%	1.44%

March 31, 2008	3.20%	2.76%	2.46%	1.89%	2.18%

Year 2 Return Volatility

December 31, 2008	(2)	2.77%	1.87%	0.73%	0.80%

September 30, 2008	1.52%	2.67%	1.94%	1.73%	1.66%

Note:

(1)	Excludes future potential OTTI charges which could be material so that earnings movement related to interest rate changes can be isolated.

(2)	Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” cannot be meaningfully measured for these periods.

Market Value of Equity Volatility.  Market value of equity represents the difference between the current theoretical market value of all assets less the current theoretical market value of all liabilities, including off-balance sheet items. Market values of assets and liabilities vary as interest rates change. As such, theoretical market values can be calculated under various interest rate scenarios, and the resulting changes in net equity can provide an indicator of the exposure of the Bank’s market value of equity to market volatility. Although volatility and fluctuation in market values vary with changes in interest rates, the Bank seeks to manage this risk exposure by maintaining a relatively stable and non-volatile market value of equity. Previously, the Bank’s Board had established a policy limit that the market value of equity should decline by no more than five percent given a hypothetical ± 100 basis point instantaneous parallel change in interest rates. As previously noted, this limit was discontinued effective October 2008. The following table presents market value of equity volatility by quarter from December 31, 2007, through December 31, 2008, including the percentage change from the base case.

	Down 100 basis points
				Up 100 basis points
	Market Value	Pct. Change	Base	Market Value	Pct. Change
(dollars in millions)	of Equity	From Base	Case	of Equity	From Base

December 31, 2008	$1,416	48.0	$957	$806	(15.7)

September 30, 2008	2,885	3.9	2,778	2,712	(2.4)

June 30, 2008	3,299	3.6	3,186	3,062	(3.9)

March 31, 2008	3,430	4.3	3,289	3,119	(5.2)

December 31, 2007	3,754	2.3	3,670	3,500	(4.6)

From December 31, 2007 to September 30, 2008, the market value of equity decreased in the base case and both of the shock scenarios. These decreases from December 31, 2007 were driven primarily by significantly wider mortgage credit spreads and market conditions described under duration of equity above. Typically, changes in the Bank’s market value of equity in the shock scenarios shown above are limited in that they: (1) were performed at a particular point in time; (2) are based on the hedge positions in place at that particular point in time; (3) only contemplate certain movements in interest rates; (4) do not incorporate changes in interest rate volatility or changes in the relationship of one interest rate index to another; (5) are subject to the accuracy of various assumptions used, including prepayment forecasts; and (6) do not incorporate other factors and/or management actions that could impact the Bank’s overall financial performance in such scenarios. Management monitors market conditions on an ongoing basis and takes what it deems to be appropriate action to preserve the value of equity and earnings by changing the composition of the balance sheet or entering into, terminating or restructuring hedges to mitigate the impact of adverse interest rate movements.

The Bank exceeded the Board policy limit regarding market value of equity volatility in the up 100 basis point scenario as of March 31, 2008. However, the Bank took various hedging actions during the remainder of 2008, including the issuance of a limited amount of fixed-rate debt, and agency mortgage credit spreads moderated as noted above. The Bank returned to compliance during the second quarter 2008 and remained in compliance at September 30, 2008. Bank management requested and was granted a temporary waiver for the market value of equity volatility metric from the Board through September 30, 2008 up to predetermined thresholds from the Board. As previously discussed, in the fourth quarter 2008, the Board approved various changes to the Bank’s market risk management strategies. In connection with these changes, the market value of equity volatility metric was discontinued as a Board-approved metric effective October 2008, although the metric will continue to be monitored by ALCO.

Credit and Counterparty Risk

Credit risk is the risk that the market value of an obligation will decline as a result of deterioration in the obligor’s creditworthiness. Credit risk arises when Bank funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements. The Bank faces credit risk on member and housing associate loans, letters of credit, and other credit product exposure; investments; mortgage loans; Banking On

Business loans; and derivatives. The financial condition of Bank members and all investment, mortgage loan and derivative counterparties is monitored to ensure that the Bank’s financial exposure to each member/counterparty is in compliance with the Bank’s credit policies and Finance Agency regulations. Unsecured credit exposure to any counterparty is generally limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Financial monitoring reports evaluating each member/counterparty’s financial condition are produced and reviewed by the Bank’s Credit Risk Committee on an annual basis or more often if circumstances warrant. In general, credit risk is measured through consideration of the probability of default, the exposure at the time of default and the loss-given default. The expected loss for a given credit is determined by the product of these three components. The Board has established appropriate policies and limits regarding counterparty and investment credit risk, asset classification and the allowance for credit losses.

Credit and Counterparty Risk — Loans to Members, Letters of Credit and Collateral

Loans to Members and Letters of Credit.  The Bank manages the credit risk on member loans, letters of credit and other credit product exposure by monitoring the financial condition of borrowers and by requiring all borrowers, and, at times, their affiliates to pledge sufficient eligible collateral for all member indebtedness. The Bank establishes a maximum borrowing capacity for each member based on collateral weightings applied to qualifying collateral as described in the Bank’s Member Products Policy. Details regarding this Policy and related changes which went into effect during 2008 are available in the “Loan Products” discussion in Item 1. Business in this 2008 Annual Report filed on Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect its security position. Management believes that it has adequate policies and procedures in place to effectively manage credit risk related to member loans and letters of credit. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on a member loan or letter of credit.

The financial condition of all members and housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an internal credit scoring system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten. Scores are objectively calculated based on financial ratios computed from publicly available data. For bank and thrift members, the scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and funding ratios. The weightings vary slightly for credit union members. Operating results for the previous four quarters are used with the most recent quarters’ results given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. While financial scores and resulting ratings are calculations based only upon point-in-time financial data and the resulting ratios, a rating in one of the lowest categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the internal credit scoring system include the scheduling of on-site collateral reviews and gauging the eligibility for the collateral self-custodial program. As noted below, collateral weightings are also determined based upon the Bank’s internal credit scores.

During 2008, the Bank had one member failure of an FDIC-insured institution. The Bank had no loans or other credit products outstanding to the member at the time of closure. The Bank did not incur any loan losses as a result of the receivership of this member institution. As of March 20, 2009, the Bank has not experienced any additional member failures in 2009.

The following table presents the Bank’s total outstanding letters of credit as of December 31, 2008 and 2007. The significant increase during 2008 is primarily attributable to one Bank member. As noted below, the increase from 2007 to 2008 was driven by public unit deposit letters of credit, which collateralize deposits that exceed FDIC insurance thresholds. Effective in late 2008, the Bank began to offer tax-exempt letters of credit and anticipates that this product will increase letters of credit outstanding balances in 2009.

	December 31,	December 31,
(dollars in millions)	2008	2007

Letters of Credit:
Public unit deposit letters of credit	$9,872.3	$2,378.3
Other	130.0	126.9

Total	$10,002.3	$2,505.2

Year of final expiration	2010	2009

Member Loan Concentration Risk.  The Bank’s loan portfolio is concentrated in commercial banks and thrift institutions. At December 31, 2008, the Bank had a concentration of loans to its ten largest borrowers totaling $43.7 billion, or 73.3%, of total loans outstanding. Average par balances to these borrowers for the full year 2008 were $49.5 billion, or 73.4%, of total average loans outstanding. During 2008, the maximum outstanding balance to any one borrower was $22.9 billion. The loans made by the Bank to these borrowers are secured by collateral with an estimated value in excess of the book value of the loans. Therefore, the Bank does not presently expect to incur any losses on these loans. Because of the Bank’s loan concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

The following table lists the Bank’s top ten borrowers as of December 31, 2008, and their respective December 31, 2007 loan balances and percentage of the total loan portfolio.

	December 31, 2008		December 31, 2007

	Loan	Percent	Loan	Percent
(balances at par; dollars in millions)	Balance	of total	Balance	of total

Sovereign Bank, PA(1)	$12,657.2	21.2	$18,657.2	27.5
GMAC Bank, UT	9,303.0	15.6	11,349.0	16.7
PNC Bank, National Association, PA	8,800.4	14.8	6,750.2	9.9
Chase Bank USA, NA, DE	4,300.0	7.2	—	—
ING Bank, FSB, DE	2,563.0	4.3	6,768.0	10.0
Citicorp Trust Bank, DE	2,317.0	3.9	5,517.0	8.1
First Commonwealth Bank, PA	972.6	1.7	395.6	0.6
Northwest Savings Bank, PA	971.8	1.6	256.6	0.4
National Penn Bank, PA	949.8	1.6	647.1	1.0
Wilmington Savings Fund Society FSB, DE	816.0	1.4	898.3	1.3

	43,650.8	73.3	51,239.0	75.5
Other borrowers	15,914.6	26.7	16,618.1	24.5

Total loans to members	$59,565.4	100.0	$67,857.1	100.0

Note:

(1)	This borrower had an officer or director who served on the Bank’s Board as of December 31, 2008.

During 2008, there were several actions taken by the U.S. Treasury, the Federal Reserve and the FDIC, that were intended to stimulate the economy and reverse the illiquidity in the credit and housing markets. These actions included the establishment of the TARP by the U.S. Treasury. As of March 20, 2009, holding companies for six of the Bank’s top ten borrowers listed above received funds under this program. Additionally, the Federal Reserve took a series of unprecedented actions that have made it more attractive for eligible financial institutions to borrow directly from the Federal Reserve Banks. The Federal Reserve also created the Commercial Paper Funding Facility to provide a liquidity backstop for U.S. issuers of commercial paper and the FDIC created its TLGP of unsecured debt. Lastly, the FDIC recently approved a regulation increasing the FDIC assessment on FDIC-insured financial institutions with outstanding FHLBank loans and other secured liabilities above a specified level. The Bank has started to see an impact from these actions in the form of reduced borrowings and/or paydowns by some of its members, including its top ten borrowers, and expects that this trend will continue in 2009. Accordingly, the Bank expects that the percentage of the loan portfolio to the Bank’s top ten borrowers may decline in early 2009.

As shown above, as of December 31, 2008, three of the Bank’s top ten borrowers had outstanding balances exceeding 10% of the Bank’s total loans to members portfolio. On October 13, 2008, Sovereign Bancorp, the holding company of the Bank’s largest member and borrower, Sovereign Bank, entered into an agreement to be acquired by Banco Santander, S.A. The holding company acquisition was completed on January 30, 2009. On December 24, 2008, GMAC Financial Services, the holding company for the Bank’s member GMAC Bank announced that its application to become a bank holding company was approved by the Federal Reserve. Additionally, GMAC Bank received approval from the Utah Department of Financial Institutions to convert to a state-chartered bank. On October 24, 2008, PNC Financial Services Group Inc., the holding company for the Bank’s member PNC Bank, N.A., entered into an agreement to acquire National City Corporation. At the time of the announcement, it was expected that upon completion of the merger, the combined company would be the fifth largest domestic banking institution on the basis of deposits. National City Bank Pennsylvania, a subsidiary of National City Corporation, was previously a member of the Bank until 2007, and was the largest seller of mortgage loans to the Bank in the MPF Program. The holding company acquisition was completed on December 31, 2008. The Bank cannot predict the impact on its outstanding loans to Sovereign Bank, GMAC Bank and PNC Bank, N.A. as a result of these acquisitions and restructuring actions.

Collateral Policies and Practices.  All members are required to maintain collateral to secure their Total Credit Products (TCP). TCP outstanding include loans, letters of credit, loan commitments, MPF credit enhancement obligations and other obligations to the Bank. Collateral eligible to secure TCP includes: (1) one-to-four family and multifamily mortgage loans and securities representing an interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. government or any Federal agency; (3) cash or deposits held by the Bank; and (4) certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it. Residential mortgage loans are the principal form of collateral for TCP. The Bank perfects its security interest in loan collateral by completing a UCC-1 filing for each member or affiliate pledgor pledging loans and also sometimes by taking possession directly or through a third party custodian.

The Bank also requires each borrower or affiliate pledgor to execute an agreement that establishes the Bank’s security interest in all collateral pledged by the borrower or affiliate pledgor. The Act affords any security interest granted to the Bank by any member or housing associate of the Bank, or any affiliate of any such member or housing associate, priority over the claims and rights of any party, other than claims and rights that: (1) would be entitled to priority under otherwise applicable law; and (2) are held by actual bona fide purchasers for value or by actual secured parties that are secured by actual perfected security interests in priority ahead of the Bank. Pursuant to its regulations, the FDIC has recognized the priority of an FHLBank’s security interest under the Act and the right of an FHLBank to require delivery of collateral held by the FDIC as receiver for a failed depository institution. Finally, as additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank.

The Bank periodically reviews the collateral pledged by members or affiliates. This review process occurs quarterly, monthly or daily depending on the form of pledge and type of collateral. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of investment securities or loan collateral at any time. The Bank reviews and assigns borrowing capacities to this collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts, and has determined that all member loans are fully collateralized. Other factors that the Bank may consider in assigning borrowing capacities to a member’s collateral include the pledging method for loans, data reporting frequency, collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member.

In August 2008, the Bank began the implementation of a QCR designed to provide more timely and detailed collateral information. Depending on a member’s credit product usage and current financial condition, a member may be required to file the QCR on a quarterly or monthly basis. The initial QCR was introduced to the Bank’s largest borrowers and included data as of June 30, 2008. The scope of the QCR was extended later in 2008 to include other members that met certain risk-based thresholds related to credit product usage and financial condition as of September 30, 2008. The QCR is a tool designed to strengthen the Bank’s collateral analytical review procedures. Those members not required to file a QCR remain under the current review procedures and analysis as described in the “Loan Products” discussion in Item 1. Business in this 2008 Annual Report filed on Form 10-K.

As of December 31, 2008, the Bank held security interests in subprime and nontraditional residential mortgage loans pledged as collateral. The amount of pledged subprime mortgage loan collateral was immaterial with respect to total pledged collateral at year-end. Under limited circumstances, the Bank accepts nontraditional mortgage loans to be pledged as collateral. At December 31, 2008, less than 10% of the Bank’s total pledged collateral was nontraditional mortgage loans and was limited to several larger borrowers. Given the higher inherent risk related to nontraditional mortgage loans, the Bank takes additional steps regarding the review and acceptance of these loans as collateral. Members are required to identify nontraditional mortgage loans; these loans are typically excluded as eligible collateral. However, members may request that nontraditional mortgage loan collateral be included as eligible collateral, subject to a rigorous on-site review of the loans, the member’s processes and procedures for originating and servicing the loans, the quality of loan data and a review of the member’s loan underwriting. The Bank requires specific loan level characteristic reporting on the loans and assigns more conservative collateral weightings to both subprime and nontraditional collateral on a case-by-case basis. Management believes that the Bank has limited exposure to subprime and nontraditional loan collateral due to its business model, its conservative policies pertaining to collateral and low credit risk due to the design of its loan programs.

Under implementation of the GLB Act, the Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, and small-agribusiness loans as collateral for loans from the Bank. The Housing Act redefined CFIs as institutions with assets not exceeding $1.0 billion and adds community development activities loans as eligible collateral. As of December 31, 2008, the Bank continued to use a limit of $625 million regarding CFI total assets and was not accepting community development activities loans as eligible collateral. Also, the Bank is permitted to make loans to nonmember housing associates. The eligible expanded collateral for CFIs and membership of Community Development Financial Institutions (CDFIs) (when permitted), as well as lending to nonmember housing associates could introduce additional credit risk to the Bank. At December 31, 2008, loans to CFIs and housing associates secured with both eligible standard and expanded collateral represented approximately $5.4 billion, or 9.0% of total par value of loans outstanding. Eligible expanded collateral represented 8.4% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral.

Collateral Agreements and Valuation.  The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible collateral assets to secure the member’s obligations with the Bank. Under a specific collateral agreement, the Bank obtains a lien against a specific set of a member’s eligible collateral assets, to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral.

The following tables summarize total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of December 31, 2008 and 2007. The Bank held collateral with an eligible collateral value in excess of the book value of the loans on a borrower-by-borrower basis at both

December 31, 2008 and 2007. The amount of excess collateral by individual borrowers, however, varies significantly.

	December 31, 2008		December 31, 2007

(dollars in millions)
All member borrowers	Amount	Percent	Amount	Percent

One-to-four single family residential mortgage loans	$73,455.8	42.0	$98,958.2	46.2
High quality investment securities(1)	46,004.1	26.3	60,166.8	28.1
Other real-estate related collateral/community financial institution eligible collateral	49,450.3	28.2	50,310.2	23.5
Multi-family residential mortgage loans	6,099.7	3.5	4,675.4	2.2

Total Eligible Collateral Value	$175,009.9	100.0	$214,110.6	100.0

Total TCP Outstanding	$69,563.6		$70,362.3
Collateralization Ratio (Eligible Collateral Value to TCP Outstanding)	251.6%		304.3%

	December 31, 2008		December 31, 2007

(dollars in millions)
Ten largest member borrowers	Amount	Percent	Amount	Percent

One-to-four single family residential mortgage loans	$49,815.8	43.5	$63,592.8	48.6
High quality investment securities(1)	32,835.1	28.6	39,675.8	30.3
Other real-estate related collateral	27,612.4	24.1	24,499.7	18.7
Multi-family residential mortgage loans	4,306.3	3.8	3,209.9	2.4

Total	$114,569.6	100.0	$130,978.2	100.0

Total TCP outstanding	$51,314.8		$55,378.7
Collateralization Ratio (Eligible Collateral Value to TCP Outstanding)	223.3%		236.5%

Note:

(1)	“High quality investment securities” are defined as U.S. Treasury and U.S. Agency securities, GSE MBS and private label MBS with a credit rating of AAA. These securities are valued daily and are subject to weekly ratings reviews. In certain cases, the Bank will require delivery of these securities.

The decrease in the collateralization ratio for all member borrowers noted above was due primarily to the decrease in collateral of one large member, as well as an overall reduction in total eligible collateral value due to the Bank’s change in collateral weightings and its more conservative and accurate measurement and tracking of member collateral through the new recently-implemented collateral system and the QCR process.

Under blanket lien and specific agreements, a member is assigned a collateral status based on the Bank’s determination of the member’s current financial condition as well as other information that may have been obtained. The least restrictive and most widely used collateral status by the Bank’s members is the undelivered collateral status. This status is generally assigned to lower risk institutions pledging collateral. Occasionally, the Bank may require members to provide a detailed listing of loan collateral being pledged to the Bank due to their high usage of Bank credit products, the type of assets being pledged or the credit condition of the member. This is referred to as collateral listing status. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged, which includes characteristics of these assets. The third collateral status used by the Bank’s members is delivery, or possession, collateral status. In this case, the Bank requires the member to deliver physical possession, or grant control of, eligible collateral to the Bank or a third party custodian to sufficiently secure all outstanding obligations. With respect to specific collateral agreement borrowers, typically housing finance agencies and insurance companies, the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or mortgage loans to the Bank or its custodian.

The following table provides information regarding TCP extended to member and nonmember borrowers with either a blanket lien or specific collateral pledge agreement, in full listing or possession status as of December 31, 2008 and 2007, along with corresponding eligible collateral values.

		December 31, 2008		December 31, 2007

	Number of		Collateral	Number of		Collateral
(dollars in millions)	Borrowers	TCP	Held	Borrowers	TCP	Held

Listing-specific pledge-collateral	7	$4,475.9	$5,654.8	9	$36.6	$53.2
Possession-collateral	35	23,679.6	26,969.8	29	702.4	866.4

TCP outstanding for the seven borrowing members with specific pledge collateral agreements (three of which had borrowings) at December 31, 2008 totaled $4.5 billion, or 6.4%, of total TCP. TCP outstanding for the 246 borrowing members with blanket lien collateral pledge agreements at December 31, 2008, totaled $65.1 billion, or 93.6% of total TCP. Of the borrowing members with a blanket collateral pledge agreement, 211 members were in undelivered collateral status and 35 members were in delivered collateral status. These accounted for $41.4 billion, or 59.6%, and $23.7 billion, or 34.0%, of TCP, respectively.

There was a significant increase in listing specific pledge-collateral loans outstanding and eligible collateral value held from December 31, 2007 to December 31, 2008. This increase was driven by a new specific pledge agreement with one member. As part of the agreement, the member is required to maintain an adequate pool of listing-specific collateral against which it may borrow. As of December 31, 2008, TCP outstanding and total eligible collateral value held related to this member were $4.3 billion and $5.4 billion, respectively.

There was also a significant increase in possession-collateral loans outstanding and eligible collateral value held from December 31, 2007 to December 31, 2008. This increase was primarily driven by placing two members into full collateral control or delivery status. As of December 31, 2008, TCP outstanding and total eligible collateral value, after collateral weighting, held related to these two members were $23.1 billion and $26.1 billion, respectively.

Additional detailed information on the Bank’s collateral policies and practices is provided in the “Loan Products” discussion in Item 1. Business in this 2008 Annual Report filed on Form 10-K.

Credit and Counterparty Risk — Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of December 31, 2008, the Bank’s credit exposure to investments issued by entities other than the U.S. Government, Federal agencies or GSEs was $18.8 billion. This amount declined by $3.5 billion from the $22.3 billion credit exposure to such counterparties at December 31, 2007, as is more fully discussed below.

Investment External Credit Ratings.  The following tables present the Bank’s total investment credit exposure as of December 31, 2008 and December 31, 2007 based on the lowest rating from the credit rating agencies. Total investment credit exposure reflects the carrying value of the investment balances plus accrued interest.

	December 31, 2008(1)(2)

(in millions)	AAA	AA	A	BBB	BB	B	CCC	Total

Money market investments:
Interest-earning deposits	$5,101.6	$—	$—	$—	$—	$—	$—	$5,101.6
Federal funds sold	—	400.0	850.0	—	—	—	—	1,250.0

Total money market investments	5,101.6	400.0	850.0	—	—	—	—	6,351.6
Investment securities:
Commercial paper	—	—	—	—	—	—	—	—
Certificates of deposit		2,059.8	1,155.5	—	—	—	—	3,215.3
GSE securities	960.5	—	—	—	—	—	—	960.5
State and local agency obligations	10.4	504.4	—	126.6	—	—	—	641.4
MBS issued by Federal agencies	269.2	—	—	—	—	—	—	269.2
MBS issued by GSEs:
Fannie Mae	427.6	—	—	—	—	—	—	427.6
Freddie Mac	1,434.8	—	—	—	—	—	—	1,434.8
MBS issued by private label issuers(3)	6,646.1	481.7	294.5	189.1	603.8	209.2	134.7	8,559.1

Total investments	$14,850.2	$3,445.9	$2,300.0	$315.7	$603.8	$209.2	$134.7	$21,859.5

	December 31, 2007(1)(2)
(in millions)	AAA	AA	A	BBB	BB	B	CCC	Total

Money market investments:
Federal funds sold and loans to other FHLBanks	$500.0	$2,675.2	$2,050.2	$—	$—	$—	$—	$5,225.4

Investment securities:
Commercial paper	—	—	83.5	—	—	—	—	83.5
Certificates of deposit	—	2,688.2	2,926.1	101.1	—	—	—	5,715.4
GSE securities	929.0	—	—	—	—	—	—	929.0
State and local agency obligations	386.6	319.6	—	—	—	—	—	706.2
MBS issued by Federal agencies	55.2	—	—	—	—	—	—	55.2
MBS issued by GSEs:
Fannie Mae	508.9	—	—	—	—	—	—	508.9
Freddie Mac	1,470.5	—	—	—	—	—	—	1,470.5
MBS issued by private label issuers(3)	10,593.3	2.5	—	—	—	—	—	10,595.8

Total investments	$14,443.5	$5,685.5	$5,059.8	$101.1	$—	$—	$—	$25,289.9

Notes:

(1)	Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to December 31, 2008, are described in detail below.

(2)	Various deposits not held as investments as well as mutual fund equity investments held by the Bank through a Rabbi trust to offset deferred compensation arrangements which are not generally assigned a credit rating are excluded from the tables above.

(3)	Private label MBS rated AA as of December 31, 2008 and 2007, include restricted certificates pertaining to the Shared Funding Program with an amortized cost of $2.3 million and $2.5 million at December 31, 2008 and 2007, respectively.

Presented in the tables above, as of December 31, 2008, there were credit rating agency actions resulting in $2.0 billion of downgrades of at least one credit rating level since December 31, 2007. Those downgrades in 2008 included two state and local agency obligations, with investment credit exposure of $126.6 million as of December 31, 2008, which were downgraded from AAA to BBB. These obligations were insured by a monoline insurer and the downgrades were coincident with rating downgrades to the insurer. The stand-alone credit rating of the underlying state and local agency obligations is BBB. Within the private label MBS portfolio, a total of 36 securities were downgraded since December 31, 2007.

Investment Internal Credit Ratings.  The following tables present the Bank’s total investment credit exposure as of December 31, 2008 and December 31, 2007 based on the Bank’s internal credit rating system. In determining the internal credit rating, the Bank measures credit exposure through a process which includes internal credit review and various external factors, including the placement on negative watch. This analysis results in an internal credit rating which is translated into a generic external credit rating for presentation in the table below. In all cases, the Bank’s assigned internal credit rating will never be higher than the lowest external credit rating. The incorporation of negative credit watch into the credit rating analysis of an investment typically translates into a downgrade of one credit rating level.

	December 31, 2008(1)(2)
(in millions)	AAA	AA	A	BBB	BB	B	CCC	Total

Money market investments:
Interest-earning deposits	$5,101.6	$—	$—	$—	$—	$—	$—	$5,101.6
Federal funds sold	—	400.0	850.0	—	—	—	—	1,250.0

Total money market investments	5,101.6	400.0	850.0	—	—	—	—	6,351.6
Investment securities:
Commercial paper	—	—	—	—	—	—	—	—
Certificates of deposit	—	1,156.0	1,756.9	302.4	—	—	—	3,215.3
GSE securities	960.5	—	—	—	—	—	—	960.5
State and local agency obligations	10.4	504.4	—	126.6	—	—	—	641.4
MBS issued by Federal agencies	269.2	—	—	—	—	—	—	269.2
MBS issued by GSEs:
Fannie Mae	427.6	—	—	—	—	—	—	427.6
Freddie Mac	1,434.8	—	—	—	—	—	—	1,434.8
MBS issued by private label issuers(3)	6,447.2	674.9	300.2	189.1	603.8	209.2	134.7	8,559.1

Total investments	$14,651.3	$2,735.3	$2,907.1	$618.1	$603.8	$209.2	$134.7	$21,859.5

	December 31, 2007(1)(2)
(in millions)	AAA	AA	A	BBB	BB	B	CCC	Total

Money market investments:
Federal funds sold and loans to other FHLBanks	$500.0	$1,975.2	$2,650.2	$100.0	$—	$—	$—	$5,225.4

Investment securities:
Commercial paper	—	—	83.5	—	—	—	—	83.5
Certificates of deposit	—	2,688.2	2,926.1	101.1	—	—	—	5,715.4
GSE securities	929.0	—	—	—	—	—	—	929.0
State and local agency obligations	261.1	445.1	—	—	—	—	—	706.2
MBS issued by Federal agencies	55.2	—	—	—	—	—	—	55.2
MBS issued by GSEs:
Fannie Mae	508.9	—	—	—	—	—	—	508.9
Freddie Mac	1,470.5	—	—	—	—	—	—	1,470.5
MBS issued by private label issuers(3)	10,584.0	11.8	—	—	—	—	—	10,595.8

Total investments	$14,308.7	$5,120.3	$5,659.8	$201.1	$—	$—	$—	$25,289.9

Notes:

(1)	These tables do not reflect changes in any rating, outlook or watch status after December 31, 2008 and 2007, respectively. Equivalent short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to December 31, 2008, are described in detail below.

(2)	The Bank measures credit exposure through a process which includes internal credit review and various external factors. This analysis results in an internal credit rating which is translated into a generic NRSRO rating for presentation in the table above.

(3)	Private label MBS rated AA as of December 31, 2008 and 2007, include restricted certificates pertaining to the Shared Funding Program with an amortized cost of $2.3 million and $2.5 million at December 31, 2008 and 2007, respectively.

As of March 20, 2009, there were 50 subsequent credit rating agency actions taken with respect to the Bank’s portfolio. These actions are summarized in the following tables. Further detail regarding credit rating agency actions subsequent to December 31, 2008, pertaining to the Bank’s private label MBS portfolio is included below.

	Downgraded and Stable
				To Below
				Investment
(dollars in millions)	To AA	To A	To BBB	Grade

Private-label residential MBS	$538.4	$203.0	$616.3	$419.4
Home equity loans	—	—	—	17.0

Total carrying value	$538.4	$203.0	$616.3	$436.4

	Negative Watch/No Downgrade
					Below
	Rated	Rated	Rated	Rated	Investment
(dollars in millions)	AAA	AA	A	B	Grade	Unrated

Private-label residential MBS	$1,172.2	$333.7	$128.8	$—	$276.3	$—
Home equity loans	—	—	—	10.5	—	—

Total carrying value	$1,172.2	$333.7	$128.8	$10.5	$276.3	$—

Money Market Investments, Commercial Paper and Certificates of Deposit.  Under its Risk Governance Policy, the Bank can place money market investments, commercial paper and certificates of deposit on an unsecured basis with large, high-quality financial institutions with long-term credit ratings no lower than A for terms up to 90 days and with long-term credit ratings no lower than BBB for terms up to 30 days. Management actively monitors the credit quality of these counterparties. As of December 31, 2008, the Bank had exposure to 21 counterparties totaling $4.5 billion, or an average of $212.6 million per counterparty. This is a significant decrease from the exposure to 34 counterparties totaling $11.0 billion as of December 31, 2007, or an average of $324.2 million per counterparty. As of December 31, 2008, the Bank’s only exposure to a counterparty exceeding 10% of total exposure is represented by overnight Federal funds sold to Dexia Credit Local New York. Management actions to limit credit risk to certain counterparties resulted in a significant decrease in these investments during 2008. This decrease amounted to approximately 74.0% of the total decline in non-government exposure noted above.

Specifically, total money market investment exposure was $6.4 billion as of December 31, 2008, and consisted of Federal funds sold and Federal Reserve interest-earning deposits. All of these money market investments had an overnight maturity. The Bank had certificate of deposit exposure of $3.2 billion as of December 31, 2008, with exposure to U.S. branches of foreign banks amounting to 93.8% of this total. The Bank limits foreign exposure to those countries rated AA or higher and has exposure to Australia, Belgium, Canada, France, Ireland, Netherlands, Spain, Sweden and the United Kingdom as of December 31, 2008.

GSE Securities and State and Local Agency Obligations.  The Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Agency and GSE securities as a secondary liquidity portfolio which can be financed under normal market conditions in securities repurchase transactions to raise additional funds. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $1.6 billion as of December 31, 2008, which was unchanged from December 31, 2007, as new purchases offset maturing obligations in the state and local agency portfolio.

Mortgage-Backed Securities.  The Bank invests in and is subject to credit risk related to MBS issued by Federal Agencies, GSEs and private label issuers that are directly supported by underlying mortgage loans. The Bank’s total MBS portfolio decreased $1.9 billion in 2008. This decline was primarily due to repayments and other-than-temporary impairment charges offset in part by limited purchases of MBS issued by Federal Agencies made late in 2008. The Bank did not purchase any private label MBS in 2008.

Private Label MBS.  Investments in private label MBS are permitted as long as they are rated AAA at the time of purchase. In April 2007, the Finance Agency directed the Bank to adopt practices consistent with the risk management, underwriting and consumer protection principles of various regulatory pronouncements regarding non-traditional and subprime mortgages that the Bank purchases or which back private label MBS investments. In response, the Board has adopted and implemented stricter policies and risk management practices that set appropriate risk sub limits for credit exposure on non-traditional and subprime MBS. The Bank discontinued the purchase of private label MBS in late 2007; however approximately 80% of the Bank’s MBS portfolio was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

Participants in the mortgage market often characterize single family loans based upon their overall credit quality at the time of origination, generally considering them to be prime, Alt-A or subprime. There is no universally accepted definition of these segments or classifications. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans. Further, many mortgage participants classify single family loans with credit characteristics that range between prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with low or no documentation compared to a full documentation mortgage loan. Industry participants often use this classification principally to describe loans for which the underwriting process has been streamlined in order to reduce the documentation requirements of the borrower.

The following table presents the par value of the private label MBS portfolio by various categories of underlying collateral and by interest rate payment terms. In reporting the Bank’s various MBS exposures below and throughout this report, the Bank classifies private label MBS in accordance with the most conservative classification provided by the credit rating agencies at the time of issuance.

Characteristics of Private Label MBS by Type of Collateral

	December 31,
	2008			2007

	Fixed	Variable		Fixed	Variable
(dollars in millions)	Rate	Rate	Total	Rate	Rate	Total

Private Label RMBS:
Prime	$1,877.2	$4,267.6	$6,144.8	$2,144.6	$5,536.0	$7,680.6
Alt-A	1,164.7	1,409.7	2,574.4	1,318.7	1,457.4	2,776.1
Subprime	—	20.3	20.3	—	23.2	23.2

Total	3,041.9	5,697.6	8,739.5	3,463.3	7,016.6	10,479.9
HELOC:
Alt-A	—	72.3	72.3	—	86.0	86.0

Total	—	72.3	72.3	—	86.0	86.0

Total Private Label MBS	$3,041.9	$5,769.9	$8,811.8	$3,463.3	$7,102.6	$10,565.9

Note: The table presented above excludes par balances of $46.1 million and $51.9 million related to the restricted certificates pertaining to the Shared Funding Program at December 31, 2008 and 2007, respectively. These securities were Fixed Rate Prime private label RMBS for both periods presented.

Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models, that summarize an individual’s credit record and predict the likelihood that a borrower will repay future obligations as expected. FICO® scores, developed by Fair, Isaac and Co., Inc. are the most commonly used credit scores. FICO scores are ranked on a scale of approximately 300 to 850 points. Based on historic statistics, borrowers with higher credit scores are more likely to repay their debts as expected than those with lower scores. Original credit score data for the underlying borrowers were available for approximately 87% and 73% of the mortgage loans comprising the private label MBS portfolio as of December 31, 2008 and 2007, respectively. Credit score ranges are based on available loan level data applied to the ending par balances of the loans. The averages for the private label MBS portfolio are calculated from the average score for each security weighted by the ending par balance of the loans. Credit score characteristics of the Bank’s total private label MBS portfolio are presented below.

	December 31,	December 31,
	2008	2007

Original FICO® score range:
740 and greater	49%	51%
700 to 739	49%	47%
660 to 699	1%	2%
Less than 660	1%	0%

Weighted average original FICO® score	736	733

Loan-to-Value (LTV) ratios represent the borrowers’ equity in the underlying properties and are an important safeguard against credit losses. Original LTV data, based on the LTV at the time the mortgages were securitized, were available for 91% and 96% of the underlying mortgage loans as of December 31, 2008 and 2007, respectively.

LTV ratio ranges are based on available loan level data applied to the ending par balance of these loans. The averages for the private label MBS portfolio are calculated from the average score for each security weighted by the ending par balance of the loans. The LTV ratio ranges for the Bank’s total private label MBS portfolio are presented below.

	December 31,	December 31,
	2008	2007

Original Loan-To-Value (LTV) ratio range:
50% or below	10%	6%
Above 50% to 60%	16%	11%
Above 60% to 70%	45%	47%
Above 70% to 80%	26%	35%
Above 80% to 90%	2%	0%
Above 90% to 100%	1%	1%

Weighted average original LTV ratio	65%	66%

The following table presents certain supplemental information regarding the underlying mortgage loan collateral for the Bank’s private label MBS portfolio in the prime, Alt-A and subprime classifications as well as those securities specifically backed by HELOCs as of December 31, 2008. The Bank purchased no private label MBS in 2008.

	Prime	Alt-A	Subprime	HELOC

Weighted average original FICO® scores	742	723	615	722
Weighted average original LTV ratio	64%	67%	74%	85%
Weighted average interest-only composition	57.9%	49.7%	—	n/a
Weighted average investment property
composition	2.3%	8.1%	6.0%	n/a
Weighted average delinquency rate	2.5%	7.6%	15.1%	6.4%
Weighted average subordination rate	5.5%	7.4%	56.8%	5.1%

n/a — Information is not available

The following table provides the fair value of the private label MBS portfolio as a percentage of the par balance by collateral type as well as year of securitization (vintage). The Bank purchased no private label MBS in 2008.

Private-label RMBS by Year of	December 31,	September 30,	June 30,	March 31,	December 31,
Securitization	2008	2008	2008	2008	2007

Prime:
2007	73.3%	86.9%	95.7%	95.9%	99.0%
2006	69.0	85.4	92.5	94.0	97.3
2005	75.7	85.6	93.1	94.8	97.1
2004	79.6	89.4	96.1	96.6	97.6
2003 and earlier	83.0	87.6	92.0	94.2	95.6
Weighted average of all Prime	76.0	87.1	94.2	95.3	97.5
Alt-A:
2007	59.3	72.5	88.6	92.1	98.2
2006	62.8	76.0	84.7	86.5	96.8
2005	67.5	82.1	90.6	92.5	96.3
2004	67.6	80.2	82.8	87.2	91.6
2003 and earlier	84.9	86.3	86.0	88.3	93.9
Weighted-average of all Alt-A	66.0	78.2	86.3	88.9	95.8
Subprime:
2007	—	—	—	—	—
2006	—	—	—	—	—
2005	—	—	—	—	—
2004	—	—	—	—	—
2003 and earlier	73.2	83.0	86.2	88.9	94.9
Weighted average of all Subprime	73.2	83.0	86.2	88.9	94.9
HELOC:
2007	—	—	—	—	—
2006	59.3	81.6	69.0	87.0	96.8
2005	41.2	68.0	77.2	80.1	97.5
2004	36.7	55.7	58.7	80.3	97.2
2003 and earlier	—	—	—	—	—
Weighted average of all HELOC	44.9	65.5	64.3	82.6	97.1

Weighted-average of total private label MBS	72.8%	84.3%	91.9%	93.4%	97.0%

Note: The 2003 Prime percentages presented in the table above exclude the impact of the restricted certificates pertaining to the Shared Funding Program.

Recently, legislation has been passed by the House and is expected to be considered by the Senate allowing for bankruptcy modifications on mortgages of owner-occupied homes, also known as “cramdown” provisions. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings may become material. The proposed legislation allows a bankruptcy judge, in specified circumstances, to reduce the mortgage amount to the current market value of the property, reduce the interest paid by the debtor, and/or extend the repayment period. In the event the legislation is passed and applied to existing mortgage debt, including residential MBS, the Bank could face increased risk of credit losses and other-than-temporary impairment on the private label MBS portfolio that include bankruptcy carve-out provisions. The Bank has 73 private label MBS with a par value of $4.7 billion that include bankruptcy carve-out language which could be affected by cramdown legislation. For further information, see the discussion in “Legislative and Regulatory Development” in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

Private Label MBS Collateral Statistics.  The following tables provide various detailed collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by collateral type as of December 31, 2008. The Bank purchased no private label MBS in 2008.

	Private Label by Year of Securitization — PRIME
					2003 and
(dollars in millions)	2007	2006	2005	2004	earlier	Total

Par by lowest long-term rating:
AAA	$1,526.3	$424.3	$1,120.2	$1,295.5	$978.7	$5,345.0
AA	—	340.0	—	78.6		418.6
A	98.8	30.3	—	—	—	129.1
BB	—	179.8	6.2	—	—	186.0
B	—	—	—	—	—	—
CCC	66.1	—	—	—	—	66.1

Total	$1,691.2	$974.4	$1,126.4	$1,374.1	$978.7	$6,144.8

Average price	73.3	69.0	75.8	79.6	83.0	76.0
Fair value	$1,239.3	$672.1	$853.2	$1,094.4	$811.9	$4,670.9
Amortized cost	1,656.6	962.6	1,120.3	1,366.5	965.8	6,071.8
Gross unrealized losses	(417.3)	(290.5)	(267.1)	(272.1)	(154.0)	(1,401.0)
Full year 2008 OTTI charge taken	(28.4)	—	—	—	—	(28.4)
Original credit enhancement	5.9%	4.6%	3.8%	3.6%	5.1%	4.7%
Weighted-average credit enhancement	6.4	5.9	5.3	7.5	8.9	6.7
Minimum credit enhancement	2.9	3.0	3.1	3.4	2.3	2.3
Collateral delinquency 60 or more days	4.1	1.7	2.7	1.8	1.2	2.5
Monoline financial guarantee	—	—	—	—	—	—

Note:  The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program, including 2003 vintage par balances of $43.8 million rated AAA and $2.3 million rated AA.

	Private Label MBS by Year of Securitization — ALT-A
					2003 and
(dollars in millions)	2007	2006	2005	2004	earlier	Total

Par by lowest long-term rating:
AAA	$—	$240.0	$317.0	$443.0	$254.8	$1,254.8
AA	—	75.9	—	—	—	75.9
A	122.9	—	42.2	—	—	165.1
BBB	—	162.8	—	—	—	162.8
BB	—	329.0	89.8	—	—	418.8
B	139.3	169.0	—	—	—	308.3
CCC	188.7	—	—	—	—	188.7

Total	$450.9	$976.7	$449.0	$443.0	$254.8	$2,574.4

Average price	59.3	62.9	67.5	67.6	84.9	66.0
Fair value	$267.6	$613.8	$303.2	$299.3	$216.2	$1,700.1
Amortized cost	314.3	871.5	445.0	444.4	254.0	2,329.2
Gross unrealized losses	(46.7)	(257.7)	(141.8)	(145.1)	(37.8)	(629.1)
Full year 2008 OTTI charge taken	(135.1)	(99.7)	—	—	—	(234.8)
Original credit enhancement	8.6%	6.6%	5.7%	4.3%	6.9%	6.5%
Weighted-average credit enhancement	9.1	7.5	7.9	9.4	14.2	8.8
Minimum credit enhancement	7.1	4.2	5.7	6.8	4.1	4.1
Collateral delinquency 60 or more days	15.3	9.7	3.0	2.4	2.9	7.6
Monoline financial guarantee	—	—	—	—	—	—

	Private Label MBS by Year of Securitization — SUBPRIME
					2003 and
(dollars in millions)	2007	2006	2005	2004	earlier	Total

Par by lowest long-term rating:
AAA	$—	$—	$—	$—	$20.3	$20.3

Total	$—	$—	$—	$—	$20.3	$20.3

Average price	—	—	—	—	73.2	73.2
Fair value	$—	$—	$—	$—	$14.9	$14.9
Amortized cost	—	—	—	—	20.3	20.3
Gross unrealized losses	—	—	—	—	(5.4)	(5.4)
Full year 2008 OTTI charge taken	—	—	—	—	—	—
Original credit enhancement	—	—	—	—	10.9%	10.9%
Weighted-average credit enhancement	—	—	—	—	40.2	40.2
Minimum credit enhancement	—	—	—	—	19.3	19.3
Collateral delinquency 60 or more days	—	—	—	—	15.1	15.1
Monoline financial guarantee	—	—	—	—	$0.3	$0.3

	Private Label MBS by Year of Securitization — HELOC
					2003 and
(dollars in millions)	2007	2006	2005	2004	earlier	Total

Par by lowest long-term rating:
AAA	$—	$—	$—	$—	$—	$—
AA	—	25.0	5.7	—	—	30.7
BBB	—	—	—	37.2	—	37.2
CCC	—	—	—	4.4	—	4.4

Total	$—	$25.0	$5.7	$41.6	$—	$72.3

Average price		59.2	41.2	36.7		44.9
Fair value	$—	$14.8	$2.3	$15.3	$—	$32.4
Amortized cost	—	25.0	5.7	38.7	—	69.4
Gross unrealized losses	—	(10.2)	(3.4)	(23.4)	—	(37.0)
Full year 2008 OTTI charge taken	—	—	—	(2.8)	—	(2.8)
Original credit enhancement	—	—	3.1%	(0.3)%	—	0.1%
Weighted-average credit enhancement	—	1.9	10.5	6.2	—	5.1
Minimum credit enhancement	—	1.9	10.5	3.9	—	1.9
Collateral delinquency 60 or more days	—	2.2	0.1	9.8	—	6.4
Monoline financial guarantee	—	$25.0	$5.7	$41.6	—	$72.3

Private Label MBS Issuers and Servicers.  The following tables provide further detailed information regarding the issuers and servicers of the Bank’s private label MBS portfolio that exceeded 5% of the total as of December 31, 2008. Management actively monitors the credit quality of the portfolio’s servicers. For further information on the Bank’s MBS servicer risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank’s financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.”

Issuers
(In millions, including accrued interest)	Total Book Value	Total Fair Value

J.P. Morgan Chase & Co.	$2,354.5	$1,740.8
Lehman Brothers Holdings Inc.	1,426.8	1,014.4
Wells Fargo & Co.	1,157.8	895.4
Countrywide Financial Corp.	904.3	737.1
Citigroup Inc.	580.3	435.1
Other	2,135.4	1,641.2

Total	$8,559.1	$6,464.0

Servicers
(in millions, including accrued interest)	Total Book Value	Total Fair Value

Wells Fargo Bank NA	$3,091.9	$2,287.1
Aurora Loan Services Inc.	1,389.0	986.6
US Bank	1,157.7	846.9
Countrywide Home Loans Servicing LP	926.4	758.3
Citimortgage Inc.	480.7	357.6
Other	1,513.4	1,227.5

Total	$8,559.1	$6,464.0

Private Label MBS Credit Ratings.  The following tables provide the credit ratings by collateral type as of December 31, 2008 and March 20, 2009.

			Gross	Wtd-Avg
(dollars in millions)		Amortized	Unrealized	Collateral
Credit Rating as of December 31, 2008	Par	Cost	Losses	Delinquency

PRIME:
AAA	$5,345.0	$5,308.7	$(1,180.7)	2.3%
AA	418.6	412.0	(122.1)	1.4
A	129.1	128.8	(28.4)	8.7
Below investment grade	252.1	222.3	(69.8)	4.6
ALT-A:
AAA	$1,254.8	$1,250.7	$(326.2)	3.5%
AA	75.9	35.1	—	31.2
A	165.1	164.3	(64.7)	5.9
BBB	162.8	160.8	(63.9)	7.1
Below investment grade	915.8	718.3	(174.3)	11.6
SUBPRIME:
AAA	$20.3	$20.3	$(5.4)	15.0%
HELOC:
AA	$30.7	$30.7	$(13.5)	1.8%
BBB	37.2	37.1	(23.5)	9.8
Below investment grade	4.4	1.6	—	10.0

Note: The table presented above excludes par of $46.1 million, amortized cost of $47.2 million, and gross unrealized losses of $1.4 million related to the restricted certificates pertaining to the Shared Funding Program.

	Investment Ratings		December 31, 2008

	December 31,	March 20,	Carrying	Fair
(dollars in millions)	2008	2009	Value	Value

Private Label MBS excluding HELOC	AAA	AA	$538.4	$401.4
	AAA	A	203.0	143.3
	AAA	BBB	616.3	446.2
	AAA	BB	120.2	90.6
	AAA	B	99.2	77.5
	AAA	CCC	100.7	70.9
	AA	CCC	35.1	35.1
	BBB	B	64.2	39.9

	Investment Ratings		December 31, 2008

	December 31,	March 20,	Carrying	Fair
(dollars in millions)	2008	2009	Value	Value

HELOC	BBB	BB	$1.9	$1.9
	BBB	B	15.1	5.4

Private Label MBS in Unrealized Loss Positions.  The following table provides select financial and other statistical information on the portion of the private label MBS portfolio in an unrealized loss position at December 31, 2008.

			Gross	Wtd-Avg	December 31,	March 20,
		Amortized	Unrealized	Collateral	2008	2009	Current %	% Below	Current %
(dollars in millions)	Par	Cost	Losses	Del Rate %	% AAA	% AAA	Inv Grade	Inv Grade	Watchlist

RMBS backed by:
Prime loans:
First lien	$6,144.8	$6,071.8	$(1,401.0)	2.5%	87.0%	67.3%	94.7%	5.3%	31.5%
Second lien	—	—	—	—	—	—	—	—	—
Total	$6,144.8	$6,071.8	$(1,401.0)	2.5%	87.0%	67.3%	94.7%	5.3%	31.5%
Alt-A and other:
Alt-A option arm	—	—	—	—	—	—	—	—	—
Alt-A other	$2,574.4	$2,329.2	$(629.1)	7.6%	48.7%	30.7%	49.3%	50.7%	5.7%
Other	—	—	—	—	—	—	—	—	—
Total	$2,574.4	$2,329.2	$(629.1)	7.6%	48.7%	30.7%	49.3%	50.7%	5.7%
Subprime loans:
First lien	$20.3	$20.3	$(5.4)	15.1%	100.0%	65.2%	100.0%	—	—
Second lien	—	—	—	—	—	—	—	—	—
Total	$20.3	$20.3	$(5.4)	15.1%	100.0%	65.2%	100.0%	—	—
HELOC backed by:
Alt-A and other:
Alt-A option arm	—	—	—	—	—	—	—	—	—
Alt-A other	$72.3	$69.4	$(37.0)	6.4%	—	—	93.9%	6.1%	30.9%
Other	—	—	—	—	—	—	—	—	—
Total	$72.3	$69.4	$(37.0)	6.4%	—	—	93.9%	6.1%	30.9%

Note: The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program in the RMBS-Prime category, including par balance of $46.1 million, amortized cost of $47.2 million, and gross unrealized losses of $1.4 million.

Monoline Bond Insurers.  The Bank’s investment securities portfolio includes a limited number of investments which are insured by four monoline bond insurers/guarantors. The bond insurance on these investments generally guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying collateral. The Bank closely monitors the financial condition of these bond insurers.

The insured investment securities represent eleven securities, including eight securities backed by HELOC mortgage loans, one private label MBS backed by subprime loans and two state and local agency obligations. The credit rating of each of the MBS is closely related to the credit rating of the applicable bond insurer and most of these securities did not have stand-alone credit ratings and carry limited or no additional credit enhancement. The Bank analyzes the creditworthiness of the bond insurer and typically assigns to the individual security the higher of the bond insurer’s rating or the stand-alone investment rating, if available.

The following table presents the par value of the Bank’s insured investments by insurer as of December 31, 2008 and 2007, respectively. The significant decrease in insured state and local agency obligations is due to the maturity of one large investment in August 2008 that was insured by FSA.

	December 31, 2008		December 31, 2007

	Private	State and Local	Private	State and Local
	Label	Agency	Label	Agency
(dollars in millions)	MBS	Obligations	MBS	Obligations

AMBAC Assurance Corporation (AMBAC)	$22.4	$—	$27.7	$—
Financial Security Assurance Inc. (FSA)	25.3	—	27.7	222.0
MBIA Insurance Corporation (MBIA)	20.5	127.3	25.5	127.3
Financial Guaranty Insurance Co. (FGIC)	4.4	—	5.3	—

Total	$72.6	$127.3	$86.2	$349.3

The following table further details the par value of the Bank’s insured private label MBS by collateral type and year of securitization (vintage) as of December 31, 2008.

	AMBAC		FSA		MBIA		FGIC

	Monoline		Monoline		Monoline		Monoline
(dollars in	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized
millions)	Coverage	Losses	Coverage	Losses	Coverage	Losses	Coverage	Losses

SUBPRIME:
2003 and earlier	$—	$—	$0.3	$(0.2)	$—	$—	$—	$—

Total	$—	$—	$0.3	$(0.2)	$—	$—	$—	$—

HELOC:
2006	$—	$—	$25.0	$(10.2)	$—	$—	$—	$—
2005	5.7	(3.3)	—	—	—	—	—	—
2004	16.7	(10.2)	—	—	20.5	(13.3)	4.4	—

Total	$22.4	$(13.5)	$25.0	$(10.2)	$20.5	$(13.3)	$4.4	$—

The following table presents the rating of the Bank’s monoline insurers as of December 31, 2008.

	Moody’s		S&P		Fitch

	Credit		Credit		Credit
	Rating	Outlook	Rating	Outlook	Rating	Outlook

AMBAC	Baa1	—	A	Negative	—	—
FSA	Aa3	—	AAA	—	AAA	—
MBIA	Baa1	—	AA	Negative	—	—
FGIC	Caa1	Negative	CCC	Negative	—	—

On February 18, 2009, MBIA announced a restructuring of its operations. Following the completion of this restructuring, it was anticipated that the MBIA insurance for the Bank’s MBS would be rated B and the insurance for the Bank’s state and local obligations will be rated BBB. The state and local agency obligations insured by MBIA are long-term obligations which had an original stand-alone BBB underlying rating. FSA and AMBAC have also announced various restructuring and capital raising initiatives in order to maintain or restore their credit rating. Due to the credit rating on FGIC, the Bank no longer is reliant on the FGIC guarantee for the purposes of evaluating private label MBS for other-than-temporary impairment. In 2009, it is anticipated that due to the downgrade of MBIA, the Bank will assess its ability to rely on the MBIA guarantee for the purposes of evaluating private label MBS for other-than-temporary impairment.

Subsequent to December 31, 2008, both Moody’s and S&P downgraded MBIA. As of March 20, 2009, MBIA was rated B3 by Moody’s and BBB+ by S&P.

Other-Than-Temporary Impairment.  In 2008, delinquency and foreclosure rates for prime, Alt-A and subprime mortgages as well as loans backed by HELOCs increased significantly nationwide, a trend that is expected to continue throughout 2009. Moreover, home prices have continued to decline, especially in certain regions of the country, increasing the likelihood and magnitude of potential losses to lenders on foreclosed real estate. The widespread impact of these trends has led to the recognition of significant losses by financial institutions, including commercial banks, investment banks, and financial guaranty providers. Uncertainty as to the depth and duration of these trends has led to a significant reduction in the market values of private label MBS backed by prime, Alt-A and subprime mortgages as well as loans backed by HELOCs, and has elevated the potential for other-than-temporary impairment on some of these securities. Prices of many of the Bank’s private label MBS fell significantly and were very volatile during 2008, as delinquencies and foreclosures affecting the loans underlying these securities continued to worsen and as credit markets became highly illiquid during the year.

The Bank evaluates all of its available-for-sale and held-to-maturity investment securities for other-than-temporary impairment on a quarterly basis. The Bank concludes that a loss is other-than-temporary if it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security. Management has evaluated its investments in certificates of deposit and state and local agency obligations and has determined that any unrealized losses are temporary due to the creditworthiness of the issuers and the underlying collateral, if applicable. Further, management has evaluated the GSE securities and GSE MBS and concluded that despite the ongoing deterioration in the housing markets, the guarantee of principal and interest by Fannie Mae and Freddie Mac is assured and therefore the securities are not other-than-temporarily impaired. See Notes 6 and 7 of the audited financial statements for additional information.

The focus of the Bank’s efforts for evaluation of other-than-temporary impairment has been on its private label MBS due to its inherent risks and significantly higher potential for impairment. A critical part of this evaluation is the Bank’s intent and ability to hold each security for a sufficient amount of time to allow for any anticipated recovery of unrealized losses, including to maturity. The Bank has demonstrated that it has the intent and ability to hold its securities to maturity because the Bank remains adequately capitalized, has access to sufficient liquidity, and has not entered into any contracts which may require the Bank to sell the securities.

The Bank’s assessment of other-than-temporary impairment involves identifying those securities the Bank believes to have potential for other-than-temporary impairment based on various characteristics including: underlying collateral type, the duration and level of unrealized loss, credit rating, collateral characteristics and collateral performance (i.e., delinquency rates). This assessment includes evaluating the characteristics above as well as potentially estimating the projected cash flows for individual private label MBS. The evaluation of the projected cash flows is often referred to as a cash flow test.

The Bank cash flow tests private label MBS that have the following characteristics: 1) credit agency ratings below investment grade; 2) a fair value less than or equal to 75% of book value for at least three consecutive quarter-ends; 3) a fair value less than or equal to 60% of book value at the current quarter-end; 4) high serious delinquency amounts compared to the levels of credit enhancement; and 5) overall weak collateral statistics. The Bank does not perform a cash flow test on securities meeting the above characteristics, if the security is determined to have an immaterial book balance, has insurance from an investment grade monoline insurer or the security or underlying collateral is U.S. government guaranteed.

A cash flow test involves significant judgments and estimates with respect to projected default rates, loss-given default, housing price trends and prepayment speeds. Projected cash flow tests are based on collateral loan level data, when available, and a model that reflects the cash flow waterfall characteristics of the security. During the fourth quarter 2008, the Bank used a leading provider of mortgage loan valuation services to project cash flows on certain securities based on loan level data. The Bank reviewed the assumptions and estimates used by this third party along with comparative assumptions and estimates published by other market participants. Management used all of this information to make a determination as to the most probable outcome of the cash flows of the security. This assessment was made based on management’s knowledge as well as a comparison to other published market participant analysis. The Bank makes its final conclusion regarding whether a security’s impairment is other-than-temporary by evaluating all available evidence determined to be relevant, including cash flow tests, collateral characteristics, guarantees (if applicable), cash flow waterfall data and other pertinent information.

Based on management’s review of this evidence, management concluded that the impairment for seven securities was other-than-temporary as of December 31, 2008, as it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the securities. As of December 31, 2008, all of these securities were current as to their contractual terms. The following tables present information regarding the collateral classification, duration of fair value less than cost, and other details for these seven securities.

	Less than 12	12 Months or
(dollars in millions)	Months	Greater	Total

Private label MBS backed by:
Prime	$—	$(28.4)	$(28.4)
Alt-A	—	(234.8)	(234.8)
Subprime	—	—	—
HELOC	—	(2.8)	(2.8)
Other	—	—	—

Total Private Label MBS	$—	$(266.0)	$(266.0)

	December 31, 2008
		Carrying	Other-Than-
	Carrying Value	Value After	Temporary
	Prior to	Impairment	Impairment	Estimated
(dollars in millions)	Impairment	(Fair Value)	Charge	(Economic) Loss

Other-than-temporarily impaired securities:
Held-to-maturity securities	$593.7	$330.5	$(263.2)	$(94.3)
Available-for-sale securities	4.4	1.6	(2.8)	(0.1)

Total other-than-temporarily impaired securities	$598.1	$332.1	$(266.0)	$(94.4)

For those securities whose impairment is deemed to be other-than-temporary, as a result of current market pricing, the security’s current fair value reflects a discount that is in excess of what the Bank believes to be its estimated cash flow shortfall or economic loss. As of December 31, 2008, the excess of the fair value loss over the estimated economic loss for the securities listed above is $171.6 million. The difference, which may change over time, will be accreted by the Bank into interest income over the contractual life of the security.

In its ongoing review, management will continue to evaluate all impaired securities, including those for which charges for other-than-temporary impairment have been recorded. If the performance of the Bank’s private label MBS portfolio continues to deteriorate, additional securities in the Bank’s held-to-maturity and available-for-sale portfolios could become other-than-temporarily impaired, which could lead to additional significant other-than-temporary impairment charges. At the present time, the Bank cannot estimate the future amount of any additional other-than-temporary impairment charges.

Credit and Counterparty Risk – Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans.  The Bank offers a mortgage loan purchase program as a service to members. The Finance Agency has authorized the Bank to hold mortgage loans under this MPF Program under which the Bank acquires mortgage loans from participating members in a shared credit risk structure, including the necessary credit enhancement. These assets carry credit enhancements, which give them the approximate equivalent of a AA credit rating, although the credit enhancement is not actually rated. The Bank had net mortgage loan balances of $6.2 billion as of December 31, 2008 and 2007, after allowance for credit losses of $4.3 million and $1.1 million, respectively. The increase in the allowance for credit losses related to the MPF portfolio was driven by several factors, including the following: (1) updated default and loss assumptions in accordance with the methodology; (2) an increase in the outstanding balance of Original MPF loans due in part to purchases of new loans under the

Bank’s June 30, 2008, agreement with the FHLBank of Chicago; and (3) an increase in delinquencies in the portfolio.

The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to consumers that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. Mortgage loans are generally placed on nonaccrual status when they become 90 days or more delinquent. See Notes 2 and 10 of the audited financial statements for additional information. Mortgage loan delinquencies and nonaccrual balances as of December 31, 2008 and 2007, were as follows:

	December 31,	December 31,
(dollars in millions)	2008	2007

30 — 59 days delinquent	$105.1	$75.3
60 — 89 days delinquent	31.0	19.9
90 days or more delinquent	47.8	32.8

Total delinquencies	$183.9	$128.0

Nonaccrual loans	$38.3	$20.7
Loans past due 90 days or more and still accruing interest	12.6	14.1

Delinquencies as a percent of total mortgage loans outstanding	3.0%	2.1%
Nonaccrual loans as a percent of total mortgage loans outstanding	0.6%	0.3%

The Bank’s members or housing associates that are approved as PFIs continue to bear a significant portion of the credit risk through credit enhancements that they provide to the Bank. These credit enhancements are required to be sufficient to protect the Bank from excess credit risk exposure. See Item 1. Business and the “Mortgage Partnership Finance Program” section of Item 7. Management’s Discussion and Analysis for additional information regarding the Bank’s various mortgage loan programs, the allowance for credit losses and the management of various risks, including credit risk.

Mortgage Insurers.  The Bank’s MPF Program currently has credit exposure to nine mortgage insurance companies to provide both primary mortgage insurance and supplemental mortgage insurance under its various programs. The Bank closely monitors the financial condition of these mortgage insurers. All providers are required to maintain a rating of AA- or better by at least one credit rating agency and are reviewed at least annually by the Bank’s Credit Risk Committee or more frequently as circumstances warrant. The MPF Provider and the various FHLBanks offering the MPF Program have recently established a set of financial criteria for further monitoring the financial condition of the mortgage insurance companies.

As noted in the table below, very few of the Bank’s mortgage insurers currently maintain a rating of A+ or better by at least one credit rating agency. For ongoing primary mortgage insurance, the ratings model currently requires additional credit enhancement from the PFI to compensate for the lower mortgage insurer rating. The MPF Plus product currently requires supplemental mortgage insurance under the Program. The Bank had no open MPF Plus Master Commitments at December 31, 2008.

The following tables present mortgage insurance provider credit exposure and concentrations with coverage greater than ten percent of total coverage as of December 31, 2008 and 2007.

	December 31, 2008
	Credit Rating	Primary	Supplemental	Total
	(Fitch / Moody’s /	Mortgage	Mortgage	Credit	Percent
(dollars in millions)	Standard & Poor’s)	Insurance	Insurance	Exposure	of Total

Genworth Mortgage Insurance Corp.	A+	$7.7	$53.2	$60.9	36.4
Mortgage Guaranty Insurance Corp.	A-	27.9	5.5	33.4	20.0
Republic Mortgage Insurance Company	A	20.0	5.1	25.1	15.0
PMI Mortgage Insurance Co.	BBB+	18.6	0.8	19.4	11.6
Other insurance providers		28.1	0.4	28.5	17.0

Total		$102.3	$65.0	$167.3	100.0

	December 31, 2007
	Credit Rating	Primary	Supplemental	Total
	(Fitch / Moody’s /	Mortgage	Mortgage	Credit	Percent of
(dollars in millions)	Standard & Poor’s)	Insurance	Insurance	Exposure	Total

Mortgage Guaranty Insurance Corp.	AA-	$24.3	$77.4	$101.7	41.7
Genworth Mortgage Insurance Corp.	AA	5.5	53.2	58.7	24.1
Republic Mortgage Insurance Company	Aa3	22.2	5.1	27.3	11.2
PMI Mortgage Insurance Co.	AA	21.0	5.9	26.9	11.1
Other insurance providers		28.6	0.4	29.0	11.9

Total		$101.6	$142.0	$243.6	100.0

Subsequent to December 31, 2008, all four of the Bank’s primary mortgage insurers have been downgraded by at least one NRSRO. As of March 20, 2009, Genworth Mortgage Insurance Corp. was rated Baa2, Mortgage Guaranty Insurance Corp. was rated BB, Republic Mortgage Insurance Company was rated Baa2 and PMI Mortgage Insurance Co. was rated Ba3.

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

The allowance for credit losses for the BOB program is predominantly based on small business loan loss statistics from the credit rating agencies as well as the Small Business Administration and trends in Gross Domestic Product, which provide a reasonable estimate of losses inherent in the BOB portfolio based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. The Bank revised its BOB program charge-off methodology in 2007 to deem as uncollectible and charge off all BOB loans which are delinquent more than six months or have been specifically identified by a member as being in default.

At December 31, 2008 and 2007, the balance of net BOB loans was $11.4 million and $12.8 million, respectively, after allowance for credit losses of $9.7 million and $6.8 million, respectively. The increase in allowance for credit losses on the BOB portfolio was driven by an increase in volume of BOB loans as well as higher probability of default assumptions due to overall declining economic conditions. The following table presents the activity in the allowance for credit losses on BOB loans for the five years ended December 31, 2008.

	December 31,
(in millions)	2008	2007	2006	2005	2004

Balance, at the beginning of the year	$6.8	$6.7	$4.9	$3.4	$3.7
Charge-offs	(0.3)	(1.6)	—	—	—

Net charge-offs	(0.3)	(1.6)	—	—	—
Provision (benefit) for credit losses	3.2	1.7	1.8	1.5	(0.3)

Balance, at end of the year	$9.7	$6.8	$6.7	$4.9	$3.4

Derivative Counterparties.  The Bank is subject to credit risk arising from the potential non-performance by derivative counterparties with respect to the agreements entered into with the Bank, as well as certain operational risks relating to the management of the derivative portfolio. In management of this credit risk, the Bank follows the policies established by the Board regarding unsecured extensions of credit. For all derivatives counterparties, the Bank selects only highly-rated derivatives dealers and major banks that meet the Bank’s eligibility criteria. The Bank manages derivative counterparty credit risk through the combined use of credit analysis, collateral management and other risk mitigation techniques. For example, the Bank requires collateral agreements on all nonmember derivative financial instrument contracts under which collateral must be posted against exposure over an unsecured threshold amount. Additionally, the extent to which the Bank is exposed to derivative counterparty risk is partially mitigated through the use of master netting agreements and bilateral security agreements with all active derivative counterparties that provide for delivery of collateral at specified levels tied to individual counterparty credit ratings as reported by the credit rating agencies. In determining maximum credit exposure, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities on an individual counterparty basis. As a result of these risk mitigation actions, management does not anticipate any credit losses on its current derivative agreements outstanding.

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

For purposes of the table below, the notional principal outstanding reflects only those counterparties which have net credit exposure at December 31, 2008 and 2007. In addition, the maximum credit exposure represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank and the net credit exposure represents maximum credit exposure less the protection afforded by contractually required collateral held by the Bank.

	December 31, 2008
		Notional	Maximum	Cash
(dollars in millions)	Number of	Principal	Credit	Collateral	Net Credit
Credit Rating(1)	Counterparties	Outstanding	Exposure	Held	Exposure

AAA	1	$20.0	$0.8	$—	$0.8
AA	2	1,320.0	16.5	—	16.5
A	4	2,382.3	21.4	9.8	11.6

Total	7	$3,722.3	$38.7	$9.8	$28.9

	December 31, 2007
		Notional	Maximum	Cash
(dollars in millions)	Number of	Principal	Credit	Collateral	Net Credit
Credit Rating(1)	Counterparties	Outstanding	Exposure	Held	Exposure

AAA	1	$70.0	$1.1	$—	$1.1
AA	8	12,840.6	133.8	92.7	41.1
A	2	1,279.7	105.6	100.2	5.4

Total	11	$14,190.3	$240.5	$192.9	$47.6

Note:

(1)	Credit ratings reflect the lowest rating from the credit rating agency. These tables do not reflect changes in any rating, outlook or watch status after December 31, 2008 and 2007, respectively. The Bank measures credit exposure through a process which includes internal credit review and various external factors.

At the time of its bankruptcy, Lehman Brothers along with its subsidiary LBSF, was the Bank’s largest derivative counterparty. As a result of the bankruptcy filing in September 2008, the Bank terminated 595 derivative trades. A portion of these trades were replaced. For further information, see the detailed discussion regarding the Lehman-related transactions in “Current Financial and Mortgage Market Events and Trends” in Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K.

At December 31, 2008, four counterparties, Royal Bank of Canada, Merrill Lynch & Co., ABN Amro Bank NV and HSBC Bank USA N.A., collectively represented approximately 91% of the Bank’s total net credit exposure. At December 31, 2007, three counterparties, all of whom were rated AA, collectively represented approximately 64% of the Bank’s total net credit exposure. The Bank’s total net credit exposure to derivative counterparties, which reflects derivative assets net of cash collateral, was $28.9 million and $47.6 million at December 31, 2008 and 2007, respectively.

Liquidity and Funding Risk

As a wholesale bank, the Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank’s liquidity resources are designed to support these financial strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank’s assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Effective March 6, 2009, the Finance Agency provided final guidance revising and formalizing prior guidance regarding additional increases in liquidity originally provided to the FHLBanks in fourth quarter 2008. This final guidance requires the Bank to maintain sufficient liquidity, through short-term investments, in an amount at least equal to its anticipated cash outflows under two different scenarios. One scenario assumes that the Bank can not access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank can not access the capital markets for five days and that during that period it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the original five calendar day contingency liquidity requirement discussed below. The new requirement is designed to enhance the Bank’s protection against temporary disruptions in access to the FHLBank System debt markets in response to a rise in capital markets volatility. Longer term contingency liquidity is discussed in the contingency liquidity section which follows.

Consolidated bonds and discount notes, along with member deposits, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa/P-1 by Moody’s Investor Service, Inc. and AAA/A-1+ by Standard & Poor’s. These

ratings measure the likelihood of timely payment of principal and interest. At December 31, 2008, the Bank’s consolidated obligation bonds outstanding totaled $61.4 billion compared to $58.6 billion as of December 31, 2007, an increase of $2.8 billion, or 4.8%. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at December 31, 2008 decreased to $22.9 billion from $34.7 billion at December 31, 2007, a decrease of $11.8 billion, or 34.0%, largely due to lower levels of short- and intermediate-term fixed-rate member loans made in response to the lack of liquidity in the mortgage and commercial paper markets and other alternatives available to members through a variety of government programs in the second half of 2008. The Bank combines consolidated obligations with derivatives in order to lower its effective all-in cost of funds and simultaneously reduce interest rate risk. The funding strategy of issuing bonds while simultaneously entering into swap agreements, typically referred to as the issuance of structured debt, enables the Bank to offer a wider range of loan products to its member institutions. Discount notes have not generally been combined with derivatives by the Bank, although this approach may be used by the Bank in the future.

The Bank’s investments also represent a key source of liquidity. Total investments available for liquidation may include trading securities, available-for-sale securities, Federal funds sold and certificates of deposit. These amounts were $9.6 billion at December 31, 2008, compared to $10.5 billion at December 31, 2007. The Bank also maintains a secondary liquidity portfolio which may include U.S. Agency and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds.

The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue potentially large amounts of debt frequently, with a variety of maturities and call features and at attractive rates. Since July 2008, market concerns regarding the outlook for the net supply of GSE debt over the short-term, as well as any investments linked to the U.S. housing market, have adversely affected access to the unsecured debt markets, particularly for long-term and callable debt. As a result, the Bank has experienced an increase in long-term debt funding costs relative to the U.S. Treasury and LIBOR yield curves which reflected both investor reluctance to purchase longer-term obligations and investor demand for high-quality, short-term assets. As these long-term debt spreads have widened, the Bank has experienced difficulty providing term funding to its members at attractive levels consistent with historical practice.

As noted in the “Legislative and Regulatory Developments” and “Current Financial and Mortgage Market Events and Trends” discussions in Item 7. Management’s Discussion and Analysis in this 2008 Annual Report filed on Form 10-K, the Housing Act provides temporary authority for the U.S. Treasury to provide liquidity to the FHLBanks in any amount, as deemed appropriate, in part through the establishment of the GSECF. In connection with the GSECF, the Bank entered into a Lending Agreement with the U.S. Treasury. Any extensions of credit under this agreement would be a consolidated obligation and would be the joint and several obligation of all twelve FHLBanks. As of December 31, 2008 and the filing of this 2008 Annual Report on Form 10-K, the Bank had not drawn on this source of liquidity and has no immediate plans to do so. This authorization expires December 31, 2009.

For further information on the Bank’s liquidity risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank’s liquidity. In addition, the Bank’s limited ability to access the long-term debt markets has had, and may continue to have, a material adverse effect on its liquidity, results of operations and financial condition, as well as its ability to fund operations, including loans to members.”

Deposit Reserves.  The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2008, decreased to $1.5 billion from $2.3 billion at December 31, 2007, a decrease of $0.8 billion, or 34.8%. Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity primarily due to member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing as compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies, or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2008 and 2007, excess deposit reserves were $48.5 billion and $56.6 billion, respectively.

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions; operational disruptions at other FHLBanks or the OF; or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a liquidity and funds management policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and (4) if necessary, allowing loans to mature without renewal. The Bank’s GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access. Due in part to capital markets disruptions in the fourth quarter 2008, the Bank was in violation of this 90-day liquidity requirement at times late in the fourth quarter 2008 and at December 31, 2008. Throughout the first three months of 2009, the Bank has continued to fluctuate in and out of compliance with this policy, as the instability in the capital markets has persisted.

Additionally, the Bank’s liquidity and funds management policy has historically required the Bank to hold contingency liquidity sufficient to meet the Bank’s estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank’s liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing loans to members, securities available for repurchase agreements, available-for-sale securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2008 and 2007, excess contingency liquidity was approximately $15.9 billion and $19.9 billion, respectively. As noted above, the Bank would also have access to additional liquidity through the GSECF, if necessary.

Repurchases of Excess Capital Stock.  In the past, the Bank also retained liquidity to repurchase a member’s capital stock, upon request and at the Bank’s sole discretion, at par value as long as the repurchase would not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. Throughout 2008, it had been the Bank’s practice to routinely (monthly) repurchase capital stock in excess of a member’s minimum investment requirement. As a result, increases and decreases in capital stock remained generally in line with changes in the borrowing patterns of members. Effective November 10, 2008, the Bank had changed its excess capital stock repurchase practice and no longer repurchased excess capital stock at a member’s request. At that time, the Bank elected to review its capital position and risk metrics on a regular basis and then determine whether or not there would be any excess capital stock repurchases following the end of each quarter. Subsequently, on December 23, 2008, the Bank announced its decision to voluntarily suspend the repurchase of excess capital stock until further notification in an effort to preserve capital. Additionally, as of December 31, 2008 and 2007, the Bank had outstanding capital redemption requests due to pending mergers of $4.7 million and $3.9 million, respectively. See Note 18 of the audited financial statements for additional information.

Negative Pledge Requirement.  Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured loans to members; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank is located; and (6) other securities that are assigned a rating or assessment by a credit rating agency that is equivalent or higher than the rating or assessment assigned by the credit rating agency to the consolidated obligations. As of December 31, 2008 and 2007, the Bank held total non-pledge qualifying assets in excess of total consolidated obligations of $6.3 billion and $7.0 billion, respectively.

Joint and Several Liability.  Although the Bank is primarily liable for its portion of consolidated obligations, i.e., those issued on its behalf, the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the Bank is not paid in full when due, the Bank may not pay dividends to, or redeem or repurchase shares of capital stock from, any member of the Bank. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. For example, the Finance Agency may order the Bank to make principal and interest payments due on consolidated obligations for which it is not the primary obligor if the FHLBank that is the primary obligor is unable to make the required payments due to a disruption in its debt servicing operations, such as a natural disaster or power failure. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 15 of the audited financial statements for additional information.

Bank management also relies on the operation of the Finance Agency’s joint and several liability regulation. The regulation requires that each FHLBank file with the Finance Agency a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next calendar quarter. In addition, if a FHLBank cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Agency. As of December 31, 2008, the Bank has never been required to assume or pay the consolidated obligations of another FHLBank.

The Bank’s total consolidated obligation bonds and discount notes represented 6.8% and 8.1% of total FHLBank System consolidated obligations as of December 31, 2008 and 2007, respectively. For the FHLBank System, total par value of consolidated obligations were $1.3 trillion and $1.2 trillion as of December 31, 2008 and

2007, respectively. Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments:

	December 31, 2008			December 31, 2007
	Consolidated Obligations			Consolidated Obligations

		Discount			Discount
(in millions)	Bonds	Notes	Total	Bonds	Notes	Total

Atlanta	$135,738.4	$55,393.5	$191,131.9	$141,919.9	$28,514.5	$170,434.4
Boston	33,331.3	42,567.3	75,898.6	33,652.4	43,264.8	76,917.2
Chicago	55,137.2	29,483.8	84,621.0	64,084.9	19,093.1	83,178.0
Cincinnati	42,214.4	49,388.8	91,603.2	46,163.9	35,576.8	81,740.7
Dallas	56,006.8	16,924.0	72,930.8	32,738.9	24,221.4	56,960.3
DesMoines	42,269.1	20,153.4	62,422.5	34,421.8	21,544.1	55,965.9
Indianapolis	28,501.4	23,520.5	52,021.9	30,231.0	22,262.0	52,493.0
New York	80,954.2	46,431.3	127,385.5	66,056.0	34,984.1	101,040.1
Pittsburgh	62,066.6	22,883.8	84,950.4	61,520.8	34,801.9	96,322.7
San Francisco	209,046.5	92,155.0	301,201.5	223,885.0	79,064.4	302,949.4
Seattle	38,137.6	15,899.0	54,036.6	44,933.0	15,060.6	59,993.6
Topeka	27,020.3	26,317.5	53,337.8	31,746.0	19,964.8	51,710.8

Total FHLBank System	$810,423.8	$441,117.9	$1,251,541.7	$811,353.6	$378,352.5	$1,189,706.1

Operating and Business Risks

Operating Risk.  Operating risk is defined as the risk of unexpected loss resulting from human error, systems malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls. The Bank has established operating policies and procedures to manage each of the specific operating risks, which are categorized as compliance, fraud, legal, information and personnel. The Bank’s Internal Audit department, which reports directly to the Audit Committee of the Bank’s Board, regularly monitors compliance with established policies and procedures. Management continually monitors the effectiveness of the internal control environment and takes action as appropriate to enhance the environment. Some operating risk may also result from external factors which are beyond the Bank’s control, such as the failure of other parties with which the Bank conducts business to adequately address their own operating risks. Governance over the management of operating risks takes place through the Bank’s Risk Management Committee. Business areas retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has developed an operating risk management framework, which includes key risk indicators.

In addition to the particular risks and challenges that the Bank faces, the Bank also experiences ongoing operating risks that are similar to those of other large financial institutions. For example, the Bank is exposed to the risk that a catastrophic event, such as a terrorist event or a natural disaster, could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate this risk, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from, although in the same metropolitan area as, the main office. The Bank also has a reciprocal backup agreement in place with the FHLBank Des Moines to provide short-term loans and debt servicing in the event that both of the Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

The Bank maintains insurance coverage for employee misappropriation, as well as director and officer liability protection. Additionally, comprehensive insurance coverage is currently in place for electronic data-processing equipment and software, personal property, leasehold improvements, property damage and personal injury. The Bank maintains additional insurance protection as deemed appropriate, such as cyber security and travel accident coverages. The Bank regularly reviews its insurance coverages for adequacy as well as the financial claims paying ability of its insurance carrier.

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

See the “Risk Management” discussion in Item 7. Management’s Discussion and Analysis in Part II of this 2008 Annual Report Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on its assessment, management of the Bank determined that as of December 31, 2008, the Bank’s internal control over financial reporting was effective based on those criteria.

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

In our opinion, the accompanying statement of condition and the related statements of operations, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Pittsburgh (the “Bank”) at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

Pittsburgh, PA
March 27, 2009

Financial Statements for the Years Ended 2008, 2007 and 2006

Federal Home Loan Bank of Pittsburgh
Statement of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2008	2007	2006

Interest Income:
Loans to members	$2,141,142	$2,864,237	$2,433,572
Prepayment fees on loans to members, net	9,314	1,535	1,382
Interest-earning deposits	9,570	712	405
Federal funds sold	77,102	195,104	218,589
Trading securities	474	—	—
Available-for-sale securities	1,304	2,855	6,981
Held-to-maturity securities	796,896	875,981	729,602
Mortgage loans held for portfolio	316,018	337,906	372,520
Loans to other FHLBanks	14	14	53

Total interest income	3,351,834	4,278,344	3,763,104

Interest Expense:
Consolidated obligation discount notes	686,031	1,106,060	655,102
Consolidated obligation bonds	2,348,602	2,728,159	2,703,238
Deposits	34,887	75,218	58,229
Mandatorily redeemable capital stock	148	393	1,404
Other borrowings	241	1,496	801

Total interest expense	3,069,909	3,911,326	3,418,774

Net interest income before provision for credit losses	281,925	367,018	344,330
Provision for credit losses	7,115	1,497	2,248

Net interest income after provision for credit losses	274,810	365,521	342,082
Other income (loss):
Services fees	3,193	4,196	4,369
Net (loss) on trading securities (Note 5)	(706)	(79)	—
Net realized gains (losses) on available-for-sale securities (Note 6)	(2,842)	1,588	—
Net realized losses on held-to-maturity securities (Note 7)	(263,159)	—	—
Net gains on derivatives and hedging activities (Note 11)	66,274	10,813	7,039
Other, net	5,026	1,505	2,224

Total other income (loss)	(192,214)	18,023	13,632
Other expense:
Operating	50,539	55,904	56,968
Finance Agency	3,045	2,582	2,076
Office of Finance	2,587	2,632	1,872

Total other expense	56,171	61,118	60,916

Income before assessments	26,425	322,426	294,798
Affordable Housing Program (Note 16)	2,186	26,361	24,218
REFCORP (Note 17)	4,850	59,213	54,118

Total assessments	7,036	85,574	78,336

Net income	$19,389	$236,852	$216,462

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	40,274	33,947	32,013

Basic and diluted earnings per share	$0.48	$6.98	$6.76

Dividends per share	$3.60	$5.76	$4.69

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition

	December 31,
(in thousands, except par value)	2008	2007

ASSETS
Cash and due from banks (Note 4)	$67,577	$67,388
Interest-earning deposits	5,103,671	4,389
Federal funds sold	1,250,000	4,725,000
Investment securities:
Trading securities (Note 5)	506,807	7,592
Available-for-sale securities, at fair value; amortized cost of $34,196 and $44,291, respectively (Note 6)	19,653	42,370
Held-to-maturity securities, at amortized cost; fair value of $12,825,341 and $19,640,770, respectively (Note 7)	14,918,045	19,911,883
Loans to members (Note 8)	62,153,441	68,797,522
Mortgage loans held for portfolio (Note 9), net of allowance for credit losses of $4,301 and $1,055, respectively (Note 10)	6,165,266	6,219,736
Banking on Business loans, net of allowance for credit losses of $9,725 and $6,797, respectively (Note 10)	11,377	12,830
Loans to other FHLBanks (Note 20)	—	500,000
Accrued interest receivable	434,017	529,031
Prepaid REFCORP assessment (Note 17)	39,641	—
Premises, software and equipment, net (Note 12)	22,682	24,663
Derivative assets (Note 11)	28,888	46,969
Other assets	84,858	46,408

Total assets	$90,805,923	$100,935,781

LIABILITIES AND CAPITAL
Liabilities
Deposits: (Note 13)
Interest-bearing	$1,467,606	$2,234,960
Noninterest-bearing	18,771	20,702

Total deposits	1,486,377	2,255,662

Consolidated obligations, net: (Note 15)
Discount notes	22,864,284	34,685,085
Bonds	61,398,687	58,613,389

Total consolidated obligations, net	84,262,971	93,298,474

Mandatorily redeemable capital stock (Note 18)	4,684	3,929
Accrued interest payable	494,078	557,178
Affordable Housing Program (Note 16)	43,392	59,912
Payable to REFCORP (Note 17)	—	16,677
Derivative liabilities (Note 11)	355,014	430,295
Other liabilities	24,540	28,966

Total liabilities	86,671,056	96,651,093

Commitments and contingencies (Note 22)	—	—

Capital (Note 18)
Capital stock — putable ($100 par value) issued and outstanding shares:
39,817 and 39,947 shares in 2008 and 2007, respectively	3,981,688	3,994,732
Retained earnings	170,484	296,260
Accumulated other comprehensive income (loss):
Net unrealized (loss) on available-for-securities (Note 6)	(14,543)	(1,921)
Net unrealized (loss) relating to hedging activities (Note 11)	(885)	(2,916)
Pension and post-retirement benefits (Note 19)	(1,877)	(1,467)

Total capital	4,134,867	4,284,688

Total liabilities and capital	$90,805,923	$100,935,781

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows

	Year ended December 31,
(in thousands)	2008	2007	2006

OPERATING ACTIVITIES
Net income	$19,389	$236,852	$216,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(285,293)	111,321	137,143
Change in net fair value adjustment on derivative and hedging activities	28,169	10,254	(145,320)
Change in fair value adjustments on financial instruments held at fair value	266,001	—	—
Other adjustments	7,126	(91)	2,252
Net change in:
Trading securities	(499,215)	(7,592)	—
Accrued interest receivable	95,230	(112,964)	(112,214)
Other assets	(45,880)	3,489	(86)
Accrued interest payable	(63,807)	(8,465)	130,136
Other liabilities(1)	(79,023)	15,220	10,896

Total adjustments	(576,692)	11,172	22,807

Net cash (used in) provided by operating activities	$(557,303)	$248,024	$239,269

INVESTING ACTIVITIES
Net change in:
Interest-earning deposits (including $1,996 from and $595 and $501 to other FHLBanks for mortgage loan programs)	$(6,471,170)	$(60,052)	$1,910
Federal funds sold	3,475,000	(1,355,000)	(1,050,000)
Loans to other FHLBanks	500,000	(500,000)	—
Premises, software and equipment	(3,081)	(7,613)	(8,601)
Available-for-sale securities:
Proceeds	7,255	21,680	266,072
Held-to-maturity securities:
Net decrease (increase) in short-term	3,058,507	(1,804,217)	(532,914)
Proceeds from long-term	3,059,092	2,390,590	1,611,320
Purchases of long-term	(1,372,234)	(3,919,526)	(3,325,833)
Loans to members:
Proceeds	1,382,585,116	854,663,481	652,739,386
Made	(1,374,295,150)	(873,125,167)	(654,623,311)
Mortgage loans held for portfolio:
Proceeds	772,968	867,012	1,048,152
Purchases	(735,750)	(134,051)	(382,995)

Net cash provided by (used in) investing activities	$10,580,553	$(22,962,863)	$(4,256,814)

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows – (Continued)

	Year Ended December 31,
(in thousands)	2008	2007	2006

FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(952,337)	$1,022,547	$342,240
Net proceeds from derivative financing activities	277,892	—	—
Net proceeds from issuance of consolidated obligations:
Discount notes	746,658,788	610,513,392	158,313,229
Bonds (including $313,928, $0 and $0 from other FHLBanks)	32,575,039	30,473,757	19,054,075
Payments for maturing and retiring consolidated obligations:
Discount notes	(758,393,771)	(593,701,220)	(155,108,175)
Bonds	(30,031,218)	(26,015,389)	(18,743,761)
Proceeds from issuance of capital stock	4,547,000	6,521,212	4,877,247
Payments for redemption of mandatorily redeemable capital stock	(53,663)	(3,963)	(40,651)
Payments for redemption/repurchase of capital stock	(4,505,626)	(5,910,838)	(4,539,660)
Cash dividends paid	(145,165)	(195,369)	(174,271)

Net cash (used in) provided by financing activities	$(10,023,061)	$22,704,129	$3,980,273

Net increase (decrease) in cash and cash equivalents	$189	$(10,710)	$(37,272)
Cash and cash equivalents at beginning of the year	67,388	78,098	115,370

Cash and cash equivalents at end of the year	$67,577	$67,388	$78,098

Supplemental disclosures:
Interest paid during the year	$2,716,434	$2,752,603	$2,325,906
AHP payments, net	18,706	15,835	11,539
REFCORP assessments paid	61,168	57,067	54,220
Transfers of mortgage loans to real estate owned	8,290	5,944	5,887

Note:

(1) Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh

Statement of Changes in Capital

				Accumulated
				Other
	Capital Stock - Putable		Retained	Comprehensive
(in thousands)	Shares	Par Value	Earnings	Income (Loss)	Total Capital

Balance December 31, 2005	30,786	$3,078,583	$188,479	$(7,516)	$3,259,546

Proceeds from sale of capital stock	48,772	$4,877,247	—	—	$4,877,247
Redemption/repurchase of capital stock	(45,396)	(4,539,660)	—	—	(4,539,660)
Net shares reclassified to mandatorily redeemable capital stock	(318)	(31,812)	—	—	(31,812)
Comprehensive income (loss):
Net income	—	—	$216,462	—	216,462
Net unrealized gain on available- for-sale securities	—	—	—	$607	607
Reclassification adjustment for losses included in net income relating to:
Hedging activities	—	—	—	2,900	2,900
Other	—	—	—	506	506

Total comprehensive income	—	—	216,462	4,013	220,475
Adjustment to initially apply SFAS 158	—	—	—	(1,658)	(1,658)
Cash dividends on capital stock	—	—	(150,164)	—	(150,164)

Balance December 31, 2006	33,844	$3,384,358	$254,777	$(5,161)	$3,633,974

Proceeds from sale of capital stock	65,212	$6,521,212	—	—	$6,521,212
Redemption/repurchase of capital stock	(59,109)	(5,910,838)	—	—	(5,910,838)
Comprehensive income:
Net income	—	—	$236,852	—	236,852
Net unrealized (loss) on available- for-sale securities	—	—	—	$(1,803)	(1,803)
Reclassification adjustment for (gains) losses included in net income relating to:
Available-for-sale securities	—	—	—	(1,588)	(1,588)
Hedging activities	—	—	—	2,057	2,057
Other	—	—	—	191	191

Total comprehensive income (loss)	—	—	236,852	(1,143)	235,709
Cash dividends on capital stock	—	—	(195,369)	—	(195,369)

Balance December 31, 2007	39,947	$3,994,732	$296,260	$(6,304)	$4,284,688

Proceeds from sale of capital stock	45,470	$4,547,000			$4,547,000
Redemption/repurchase of capital stock	(45,056)	(4,505,626)			(4,505,626)
Net shares reclassified to mandatorily redeemable capital stock	(544)	(54,418)			(54,418)
Comprehensive income:
Net income			$19,389		19,389
Net unrealized (loss) on available- for-sale securities				$(15,464)	(15,464)
Reclassification adjustment for (gains) losses included in net income relating to:
Available-for-sale securities				2,842	2,842
Hedging activities				2,031	2,031
Other				(410)	(410)

Total comprehensive income (loss)			19,389	(11,001)	8,388
Cash dividends on capital stock			(145,165)	—	(145,165)

Balance December 31, 2008	39,817	$3,981,688	$170,484	$(17,305)	$4,134,867

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh

Notes to Financial Statements

Note 1 –	Background Information

The Bank, a federally chartered corporation, is one of 12 district FHLBanks. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank and may receive dividends on their investment. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required to hold capital stock.

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

The Finance Board, an independent agency in the executive branch of the United States government, supervised and regulated the FHLBanks and the OF through July 29, 2008. With the passage of the Housing Act, the Finance Agency was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. The OF is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all twelve FHLBanks. The Finance Agency’s principal purpose is to ensure that the FHLBanks operate in a safe and sound manner including maintenance of adequate capital and internal controls. In addition, the Finance Agency ensures that the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the Housing Act and the authorizing statutes; each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Housing Act and the authorizing statutes; and the activities of each FHLBank and the manner in which such regulated entity is operated are consistent with the public interest. Each FHLBank operates as a separate entity with its own management, employees and board of directors. The Bank does not have any off-balance sheet special-purpose entities or any other type of off-balance sheet conduits.

As provided by the Act, as amended, or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. See Note 15 for additional information. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans to members and to purchase mortgages from members through the MPF Program. See Notes 8 and 9 for additional information. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

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

Interest-Earning Deposits, Securities Purchased Under Agreements to Resell and Federal Funds Sold.  These investments provide short-term liquidity and are carried at cost. The Bank has the ability to purchase from or sell Federal funds to eligible counterparties. These funds are usually purchased and sold for one-day periods, but

Notes to Financial Statements (continued)

can have longer terms for up to three months. The Bank treats securities purchased under agreements to resell as collateralized financings. The Bank may invest in certificates of deposits (CDs) that are recorded at amortized cost as interest-earning deposits. The Bank also invests in certain CDs and bank notes that meet the definition of a security under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115) and are recorded as investment securities.

Investment Securities.  The Bank may classify certain investment securities acquired for purposes of liquidity and asset/liability management as trading and carry them at fair value. The Bank records changes in the fair value of these investment securities through “other income (loss).” However, the Bank does not participate in speculative trading practices.

The Bank classifies certain investment securities that it may sell before maturity as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities is recorded in other comprehensive income as a “net unrealized gain (loss) on available-for-sale securities.”

The Bank classifies certain investment securities for which it has both the ability and intent to hold to maturity as held-to-maturity securities and carries them at amortized cost. These securities are adjusted for periodic principal repayments, and the amortization of premiums and accretion of discounts are calculated using the interest method.

Under SFAS 115, changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

In addition, in accordance with SFAS 115, sales of debt securities that meet either of the following two conditions may be considered maturities for purposes of the classification of securities: 1) the sale occurs near enough (within three months) to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value; or 2) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

The Bank computes the amortization and accretion of premiums and discounts on MBS and other investments using the interest method to contractual maturity of the securities. The contractual method recognizes the income effects of premiums and discounts based on the actual behavior of the underlying assets and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior. Certain basis adjustments to the carrying value of investment securities are amortized or accreted to earnings using the interest method.

The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in “other income (loss).”

The Bank evaluates its available-for-sale and held-to-maturity investment securities for other-than-temporary impairment quarterly. The Bank will conclude that a loss is other-than-temporary if it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security. As part of this evaluation, the Bank assesses its intent and ability to hold the security until recovery of any unrealized losses, including until maturity. These evaluations are inherently subjective and consider a number of qualitative factors. In addition to monitoring the credit rating of these securities for downgrades, as well as placement on negative outlook or credit watch, the Bank’s management evaluates other factors that may be indicative of other-than-temporary impairment. These include, but are not limited to, an evaluation of the type of security, the length of time and extent to which the fair value of a security has been less than its cost, any credit enhancement or insurance, and certain other collateral-related characteristics such as loan-to-value ratios, delinquency and foreclosure rates, geographic concentrations

Notes to Financial Statements (continued)

and the security’s performance. If an FHLBank determines that an other-than-temporary impairment exists, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment. The investment security is written down to fair value (its new cost basis) and a realized loss is recognized in noninterest income. A new accretable yield is calculated and amortized prospectively over the remaining life of the investment security based on the amount and timing of future expected cash flows.

The Bank recorded other-than-temporary impairment losses of $266.0 million for the year ended December 31, 2008 related to the Bank’s private label MBS portfolio. The other-than-temporary impairment charge is presented in the Statement of Operations in “net realized losses on available-for-sale securities” and “net realized losses on held-to-maturity securities” in “other income (loss).” See Notes 6 and 7 for more information. The Bank did not experience any other-than-temporary impairment in value of investment securities during 2007 or 2006.

Loans to Members.  The Bank reports loans to members and housing associates, net of premiums and discounts and discounts on AHP loans, as discussed below. The Bank amortizes the discounts on loans to members to interest income using the interest method, which produces a constant effective yield on the net investment in the loan. The Bank credits interest on loans to members to income as earned. Following the requirements of the Act, the Bank obtains sufficient collateral on loans to members to protect it from losses. The Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully described in Note 8, community financial institutions (CFIs) (redefined by the Housing Act to also include community development activities) are eligible to utilize expanded statutory collateral rules that include secured small business and agricultural loans, and securities representing a whole interest in such secured loans. The Bank has not incurred any credit losses on loans to members since its inception. The Bank evaluates the creditworthiness of its members and nonmember borrowers on an ongoing basis. The Bank would classify as impaired any loans to members with respect to which management believes it is probable that all principal and interest due will not be collected according to its contractual terms. If the Bank had any impaired loans to members, they would be valued using the present value of expected future cash flows discounted at the loan’s effective interest rate, the observable market price or, if collateral dependent, the fair value of the loan’s underlying collateral. If a loan to a member were ever classified as impaired, the accrual of interest would be discontinued and unpaid accrued interest would be reversed. Loans to members would not return to accrual status until they were brought current with respect to both principal and interest and if management believed future principal payments were no longer in doubt. Based upon the analysis of the credit standing of the Bank’s members, collateral held as security and the repayment history of the Bank’s loans to members, management believes that an allowance for credit losses on loans to members is unnecessary.

Mortgage Loans Held for Portfolio.  The Bank participates in the MPF Program under which the Bank invests in government-guaranteed/insured residential mortgage loans (those insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture (RHS) and/or the Department of Housing and Urban Development (HUD)) and conventional residential mortgage loans, which are purchased from participating members. The Bank manages the liquidity, interest-rate risk and optionality of the loans while the member retains the marketing and servicing activities. The Bank and the member share in the credit risk of the conventional loans with the Bank assuming the first loss obligation limited by the first loss account (FLA), and the member assuming credit losses in excess of the FLA, referred to as credit enhancement (CE), up to the amount of the credit enhancement obligation as specified in the master agreement. The Bank assumes all losses in excess of the credit enhancement.

The CE is a contractually specified obligation on the part of the PFI, which ensures the retention of a portion of the credit risk on loans it sells to the Bank. The CE obligation must be at a sufficient level to ensure that the Bank’s risk of loss is limited to losses of an investor in an “AA” rated mortgage backed security. The PFI receives a credit enhancement fee from the Bank, based upon the remaining unpaid principal balance, for managing this portion of the inherent risk in the loans. Under the MPF Program, the PFI’s credit enhancement protection level may take the form of the CE amount and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. The required credit enhancement obligation amount may vary depending on the product alternatives selected. Under Acquired

Notes to Financial Statements (continued)

Member Asset (AMA) regulation, any portion of the CE amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that loans to members are collateralized. All of the PFI’s obligations under the PFI agreement are secured under its regular loans to members agreement with the Bank. The Bank may request additional collateral to secure the PFI’s obligation.

The Bank classifies mortgage loans as held for portfolio and reports them at their principal amount outstanding net of deferred loan costs, unamortized premiums and discounts, and mark-to-market basis adjustments on loans initially classified as mortgage loan commitments. The Bank has the intent and ability to hold these mortgage loans in portfolio for the foreseeable future.

The Bank defers and amortizes mortgage loan premiums paid to and discounts received from the Bank’s participating member and basis adjustments to interest income over the contractual life of the loan using the interest method.

The Bank records credit enhancement fees paid to PFIs as a reduction to mortgage loan interest income. The Bank may receive certain non-origination fees, such as delivery commitment extension fees and pair-off fees. Delivery extension fees are received when a member requests to extend the period of the delivery commitment beyond the original stated maturity and are recorded as part of the mark-to-market of the delivery commitment derivatives, and as such, eventually become basis adjustments to the mortgage loans funded as part of the delivery commitment. Pair-off fees are received when the amount of mortgages purchased is less than or greater than the specified percentage of the delivery commitment. Pair-off fees attributable to mortgage loans delivered greater than the specified percentage of the delivery commitment amount represent purchase price adjustments and become part of the basis of the purchased mortgage loans. Pair-off fees attributable to mortgage loans not delivered are reported as other income when received.

Conventional mortgage loans are generally placed on nonaccrual status when they become 90 days or more delinquent, at which time accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. Delinquent loans that are foreclosed are removed from the loan classification and the property is initially recorded (and subsequently carried at the lower of cost or fair value less costs to sell) in other assets as real estate owned (REO). If the fair value (less costs to sell) of the REO property is lower than the carrying value of the loan then the difference, to the extent such amount is not expected to be recovered through recapture of performance-based credit enhancement fees, is recorded as a charge-off to the allowance for credit losses. A government-guaranteed/insured loan is not automatically placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee of the loan and (2) contractual obligation of the loan servicer.

The Bank, along with several other FHLBanks, participated in a Shared Funding Program, which is administered by an unrelated third party. This program allows mortgage loans originated through the MPF Program and related credit enhancements to be sold to a third-party-sponsored trust and pooled into securities. The FHLBank of Chicago purchased the AMA-eligible securities, which are rated at least AA, and the Bank purchased a portion of the investments from FHLBank of Chicago at the original transaction closing. The investments are classified as held-to-maturity securities and are reported at amortized cost of $47.2 million and $53.1 million as of December 31, 2008 and 2007, respectively. These securities are not publicly traded or guaranteed by any of the FHLBanks. The Bank sold no mortgage loans into the third-party sponsored trust. The Bank’s involvement was as a purchaser of the AMA-eligible securities.

In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46), a new interpretation on consolidation accounting. In December 2003, the FASB issued a revision to FIN 46 (FIN 46-R) to address various technical corrections and implementation issues that had arisen since the issuance of FIN 46. Application of FIN 46-R to the Bank is limited to the MPF Shared Funding securities, which the Bank believes were issued by qualifying special purpose entities (QSPEs) that are sponsored by One Mortgage Partners Corp., a subsidiary of JP Morgan Chase. A QSPE generally can be described as an entity whose permitted activities are limited to passively holding financial assets and distributing cash flows to investors based on pre-set terms. A QSPE must meet certain criteria in SFAS 140, Accounting for

Notes to Financial Statements (continued)

Transfers and Servicing of Financial Assets and Extinguishment of Liabilities — a replacement of FASB Statement 125, to be considered a QSPE. FIN 46-R does not require an investor to consolidate a QSPE, as long as the investor does not have the unilateral ability to liquidate the QSPE or cause it to no longer meet the QSPE criteria. The Bank meets this scope exception for QSPEs under FIN 46-R, and accordingly, does not consolidate its investments in the MPF Shared Funding securities.

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

Notes to Financial Statements (continued)

The Bank has not incurred any losses on loans to members since its inception. Due to the Bank’s collateral security position and the repayment history for member loans, management believes that an allowance for credit losses for member loans is unnecessary.

Derivatives.  Accounting for derivatives is addressed in SFAS 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and its related interpretations. All derivatives are recognized on the Statement of Condition at their fair values. Due to the application of FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1), derivative assets and derivative liabilities reported on the Statement of Condition include the net cash collateral and accrued interest from counterparties. See Note 3 for additional information.

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

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in “other income (loss)” as “net gain (loss) on derivatives and hedging activities.”

Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transactions (i.e., until the periodic recognition of interest on a variable-rate asset or liability).

For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in “other income (loss)” as “net gain (loss) on derivatives and hedging activities.”

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify or was not designated for hedge accounting under SFAS 133 but is an acceptable hedging strategy under the Bank’s risk management program. Economic hedging strategies also comply with the Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the change in fair value on the derivatives that are recorded in the Bank’s income but not offset by corresponding changes in the value of the economically hedged assets, liabilities or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in “other income (loss)” as “net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as cash flows from operating activities in the Statement of Cash Flows.

The derivatives used in the intermediary activities do not qualify for SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in “other income (loss)” as “net gain (loss) on derivatives and hedging activities.”

Notes to Financial Statements (continued)

The difference between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges is recognized as adjustments to the income or expense of the designated underlying investment securities, loans to members, consolidated obligations or other financial instruments. The difference between accruals of interest receivables and payables on intermediation derivatives for members and other economic hedges are recognized in “other income (loss)” as “net gain (loss) on derivatives and hedging activities.”

The Bank routinely issues debt, makes loans to members, or purchases financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the loan to member or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract; and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as trading under SFAS 115 as well as hybrid financial instruments accounted for under SFAS 155, Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Statements No. 133 and 140 (SFAS 155)), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statement of Condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank currently does not have any instruments containing embedded derivatives that are not clearly and closely related to the economic characteristics of the host contract.

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

The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument in accordance with SFAS 133 is no longer appropriate (i.e., de-designation).

When hedge accounting is discontinued because the Bank determines that the hedge relationship no longer qualifies as an effective fair value hedge, the Bank continues to carry the derivative on the Statement of Condition at

Notes to Financial Statements (continued)

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

Premises, Software and Equipment.  The Bank records premises, software and equipment at cost less accumulated depreciation and amortization and computes depreciation on the straight-line method over the estimated useful lives of assets, which range from one to ten years. The Bank amortizes leasehold improvements on the straight-line basis over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on the disposal of premises, software and equipment in “other income (loss).”

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

Mandatorily Redeemable Capital Stock.  In accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150), the Bank reclassifies stock subject to redemption from equity to a liability after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger, acquisition, charter termination or other involuntary termination from membership, because the member’s shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability in accordance with SFAS 150 are accrued at the expected dividend rate and reflected as interest expense in the Statement of Operations. Once redeemed, the repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statement of Cash Flows.

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

Notes to Financial Statements (continued)

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

If the restructuring qualifies as a minor modification of a hedged advance that continues to be in a SFAS 133 qualifying hedge relationship, it is marked to fair value after the modification, and subsequent fair value changes are recorded in “other income (loss).”

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

Concessions on Consolidated Obligations.  Concessions are paid to dealers in connection with the issuance of consolidated obligations. The OF pro-rates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. The Bank defers and amortizes concession fees using the interest method over the contractual term of the consolidated obligations. Unamortized concessions were $23.9 million and $35.4 million at December 31, 2008 and 2007 and are included in “other assets” on the Statement of Condition. Amortization of such concessions were included in interest expense and totaled $26.0 million, $14.2 million and $12.2 million in 2008, 2007 and 2006, respectively.

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

Finance Agency/Finance Board Expenses.  The Bank is assessed for its proportionate share of the costs of operating the Finance Board, the Bank’s primary regulator until July 29, 2008 and the Finance Agency, beginning July 30, 2008. The Finance Board allocated its operating and capital expenditures among the FHLBanks based on each FHLBank’s percentage of total combined regulatory capital plus retained earnings through July 29, 2008. The portion of the Finance Agency’s expenses and working capital fund paid by the FHLBank is allocated among the FHLBanks based on the pro rata share of the annual assessments based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank. Each FHLBank must pay an amount equal to one-half of its annual assessment twice each year.

Office of Finance (OF) Expenses.  The Bank is assessed for its proportionate share of the costs of operating the OF. The OF allocates its operating and capital expenditures based on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued and percentage of consolidated obligations outstanding.

Affordable Housing Program (AHP).  The Act requires each FHLBank to establish and fund an AHP. The Bank charges the required funding for AHP to earnings and establishes a liability. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The requirements of the Act can be satisfied by either a grant or a loan; the Bank primarily issues grants. AHP loans would be executed at interest rates below the customary interest rate for non-subsidized loans. When the Bank makes an AHP loan, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP loan rate and the Bank’s related cost of funds for comparable

Notes to Financial Statements (continued)

maturity funding is charged against the AHP liability and recorded as a discount on the AHP loan. The discount on AHP loans is accreted to earnings using the interest method. See Note 16 for more information.

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

Segments.  The Bank historically operated two business segments, differentiated by products. The first segment, entitled Traditional Member Finance, housed a majority of the Bank’s activities, including but not limited to, providing loans to members, investments and deposit products. The MPF Program, or Mortgage Finance segment, purchased mortgage loans from members and funded and hedged the resulting portfolio.

Over time, the Bank has experienced changes in organizational structure, management philosophy and business strategies. As a result of these changes, Bank management no longer receives or reviews results by operating segments. Therefore, management has concluded that it no longer operates the Bank as two segments differentiated by product, but operates the Bank as one operating segment.

Estimated Fair Values.  Some of the Bank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses a combination of third-party pricing sources and internal models to determine estimated fair value. Both employ significant assumptions in determining estimated fair values. See Note 21 for information regarding the estimated fair values of the Bank’s financial instruments.

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

Reclassifications.  Certain prior period amounts have been reclassified to conform to the 2008 presentation.

Note 3 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157).  In September 2006, the FASB issued SFAS 157 which addresses how to measure fair value. SFAS 157 provides a single definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The Bank adopted SFAS 157 on January 1, 2008. The Bank’s adoption of SFAS 157 had no impact on its Statement of Operations and Statement of Condition. See Note 21 for additional information.

Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159).  On February 15, 2007, the FASB issued SFAS 159 which creates a fair value option allowing, but not requiring, an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. It requires entities to separately display the fair value of those assets and liabilities for which the entity has elected the fair value option separately on the

Notes to Financial Statements (continued)

face of the balance sheet. Additionally, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value of those instruments selected for the fair value election. The Bank adopted SFAS 159 on January 1, 2008 but did not elect the fair value option on any financial assets or liabilities under SFAS 159. Therefore, the Bank’s adoption of SFAS 159 had no impact on its Statement of Operations and Statement of Condition.

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

FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FIN 39-1).  In April 2007, the FASB issued FIN 39-1 which permits the fair value of receivables or payables related to cash collateral to be offset against the net fair value amount recognized for derivative instruments under the same master netting arrangement (such offset is generally required if derivative fair values by counterparty are offset). The Bank adopted FIN 39-1 on January 1, 2008 and it was applied retrospectively. The Bank’s adoption of FIN 39-1 did not impact its Statement of Operations, Statement of Cash Flows or Statement of Changes in Capital. The impact to the Bank’s December 31, 2007 Statement of Condition was as follows:

	As Originally
(in thousands)	Reported	Impact of Adoption	As Adjusted

Interest-earning deposits	$5,740,036	$(60,647)	$5,679,389
Accrued interest receivable	529,371	(340)	529,031
Derivative assets	240,557	(193,588)	46,969
Total assets	101,190,356	(254,575)	100,935,781
Interest-bearing deposits	2,427,842	(192,882)	2,234,960
Total deposits	2,448,544	(192,882)	2,255,662
Accrued interest payable	557,885	(707)	557,178
Derivative liabilities	491,281	(60,986)	430,295
Total liabilities	96,905,668	(254,575)	96,651,093

SFAS 133 Implementation Issue No. E23:  Issues Involving the Application of the Shortcut Method Under Paragraph 68 (DIG E23).  In December 2007, the FASB issued DIG E23, which provides two clarifications on the application of the shortcut method in accordance with paragraph 68 of SFAS 133. DIG E23 permits the use of the shortcut method if (1) interest rate swaps have a non-zero fair value at inception, provided that the non-zero fair value at inception is attributable solely to a bid-ask spread and (2) hedged items have a settlement date after the swap trade date, provided that the trade date of the asset or liability differs from its settlement date because of generally established conventions in the marketplace in which the transaction is executed. The Bank adopted DIG E23 on January 1, 2008. The Bank’s adoption of DIG E23 did not have a material impact on its Statement of Operations or Statement of Condition.

FASB Staff Position No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45 (FSP 133-1 and FIN 45-4).  In September 2008, the FASB issued FSP 133-1 and FIN 45-4. The purpose of FSP 133-1 and FIN 45-4 is to improve disclosures for credit derivatives and guarantees. The FSP 133-1 and FIN 45-4 also requires entities to disclose the current status of the payment/performance risk of a guarantee, which could be indicated by external credit ratings or internal risk categories. The Bank adopted FSP 133-1 and FIN 45-4 on December 31, 2008. The Bank’s adoption of FSP 133-1 and FIN 45-4 had no impact on its Statement of Operations or Statement of

Notes to Financial Statements (continued)

Condition, although it did result in additional footnote disclosures. The Bank does not issue credit derivatives and therefore is not impacted by the provisions of the FSP that specifically amend SFAS 133.

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

FASB Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (FSP 140-4 and FIN 46(R)-8).  In December 2008, the FASB issued FSP 140-4 and FIN 46(R)-8 which was effective as of December 31, 2008. The FSP requires enhanced disclosures concerning transfers of financial assets, qualifying special purpose entities (QSPEs) and variable interest entities (VIEs). Specifically, FSP 140-4 and FIN 46(R)-8 requires additional disclosures regarding assets transferred to SPEs, how the SPE affects the entity’s financial statements, and the interaction of the entity and consolidated and non-consolidated VIEs. FSP 140-4 and FIN 46(R)-8 was adopted by the Bank on December 31, 2008. The Bank’s adoption of FSP 140-4 and FIN 46(R)-8 had no impact on its Statement of Operations, Statement of Condition or Notes to Financial Statements.

FASB Staff Position EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20 (FSP 99-20-1).  In January 2009, the FASB issued FSP 99-20-1 which was effective as of December 31, 2008. FSP 99-20-1 was issued to reconcile differences between the impairment model under SFAS 115 and EITF 99-20. Specifically, FSP 99-20-1 removes the requirement to utilize a market participant’s assumptions about future cash flows and replaces it with management’s best estimate of future cash flows based on reasonable judgments. FSP 99-20-1 was adopted by the Bank on December 31, 2008. The Bank’s adoption of FSP 99-20-1 did not have a material impact on its Statement of Operations or Statement of Condition.

EITF Issue No. 08-5.  On September 24, 2008, the FASB ratified the consensus reached by the EITF on Emerging Issues Task Force Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). The objective of EITF 08-5 is to determine the issuer’s unit of accounting for a liability that is issued with an inseparable third-party credit enhancement when it is recognized or disclosed at fair value on a recurring basis. EITF 08-5 should be applied prospectively and is effective in the first reporting period beginning on or after December 15, 2008 (January 1, 2009 for the Bank). The Bank does not believe the adoption of EITF 08-5 will have a material effect on its Statement of Condition, Statement of Operations or Statement of Cash Flows.

Certificates of Deposit.  During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain certificates of deposit including related interest income and cash flow activity, previously included as a component of interest-earning deposits, to held-to-maturity securities in its Statement of Condition, Statement of Operations and Statement of Cash Flows based on the definition of a security under SFAS 115. These financial instruments have been classified as held-to-maturity securities based on their short-term nature and the Bank’s history of holding them until maturity. This reclassification had no effect on total assets, total net interest income or net income. The Bank has certain other interest-earning deposits that do not meet the definition of a security; therefore, these balances, as well as related interest income and cash flow activity, will continue to be classified as interest-earning deposits on the Statement of Condition, Statement of Operations or Statement of Cash Flows.

Notes to Financial Statements (continued)

The effects of this reclassification on the Bank’s prior period Statement of Condition, Statement of Operations and Statement of Cash Flows was as follows:

	As Originally	Impact of
(in thousands)	Reported(1)	Reclassification	As Adjusted

Statement of Condition — December 31, 2007:
Assets
Interest-earning deposits	$5,679,389	$(5,675,000)	$4,389
Held-to-maturity securities	14,236,883	5,675,000	19,911,883
Total assets	$100,935,781	$—	$100,935,781
Statement of Operations — year ended December 31, 2007:
Interest income
Interest-earning deposits	$237,706	$(236,994)	$712
Held-to-maturity securities	638,987	236,994	875,981
Total interest income	$4,278,344	$—	$4,278,344
Statement of Operations — year ended December 31, 2006:
Interest income
Interest-earning deposits	$178,811	$(178,406)	$405
Held-to-maturity securities	551,196	178,406	729,602
Total interest income	$3,763,104	$—	$3,763,104
Statement of Cash Flows — year ended December 31, 2007:
Investing activities
Net change in interest-earning deposits	$(2,120,052)	$2,060,000	$(60,052)
Held-to-maturity — net (increase) decrease in short-term	255,783	(2,060,000)	(1,804,217)
Total investing activities	$(22,962,863)	$—	$(22,962,863)
Statement of Cash Flows — year ended December 31, 2006:
Investing activities
Net change in interest-earning deposits	$(360,090)	$362,000	$1,910
Held-to-maturity — net (increase) decrease in short-term	(170,914)	(362,000)	(532,914)
Total investing activities	$(4,256,814)	$—	$(4,256,814)

Note:

(1) Or, in the case of interest-earning deposits and total assets, as adjusted due to the adoption of FIN 39-1.

Note 4 –	Cash and Due from Banks

The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for the years ended December 31, 2008 and 2007, were approximately $15.6 million and $10.7 million, respectively.

In addition, the Bank maintained average required balances with various Federal Reserve Banks of approximately $30 thousand for the years ended December 31, 2008 and 2007. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the Federal Reserve Banks.

Pass-through Deposit Reserves.  The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the Federal Reserve Banks. The amount shown as cash and due from banks includes pass-through reserves deposited with Federal Reserve Banks of approximately $11.0 million and

Notes to Financial Statements (continued)

$17.9 million as of December 31, 2008 and 2007, respectively. The Bank includes member reserve balances in noninterest-bearing deposits within liabilities on the Statement of Condition.

Note 5 –	Trading Securities

Trading securities as of December 31, 2008 and 2007 were as follows:

(in thousands)	2008	2007

Certificates of deposits(1)	$500,613	$—
Mutual funds offsetting deferred compensation	6,194	7,592

Total	$506,807	$7,592

Note:

(1) Represents certificates of deposit that meet the definition of a security under SFAS 115.

The mutual funds are held in a Rabbi trust created in November 2007 to generate returns that seek to offset changes in liabilities related to the notional market risk of certain deferred compensation agreements. These deferred compensation liabilities were $6.2 million and $7.6 million at December 31, 2008 and 2007, respectively. Prior to the creation of the Rabbi trust, the Bank maintained available-for-sale mutual funds for this purpose.

Net losses on trading securities were $706 thousand and $79 thousand for the years ended December 31, 2008 and 2007, respectively. There were no gains or losses on trading securities for the year ended December 31, 2006. Net interest income on trading certificates of deposits was $474 thousand for the year ended December 31, 2008. There was no interest income on trading certificates of deposit for the years ended December 31, 2007 and 2006.

Note 6 –	Available-for-Sale Securities

Available-for-sale securities as of December 31, 2008 and 2007, were as follows:

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Cost(1)	Gains	Losses	Value

Private label MBS	$34,196	$—	$(14,543)	$19,653

Total available-for-sale securities	$34,196	$—	$(14,543)	$19,653

	December 31, 2007
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Cost(1)	Gains	Losses	Value

Private label MBS	$44,291	$—	$(1,921)	$42,370

Total available-for-sale securities	$44,291	$—	$(1,921)	$42,370

Note:

(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

Available-for-sale securities with unrealized losses had fair values of $18.1 million and $42.4 million as of December 31, 2008 and 2007, respectively. At December 31, 2008, all but one of the available-for-sale securities had been in an unrealized loss position for greater than twelve months. At December 31, 2007, all available-for-sale securities had been in an unrealized loss position for less than twelve months.

Mortgage-Backed Securities.  The Bank invests in MBS which must be rated AAA at the time of purchase. Each of the securities may contain one or more forms of credit protection, including but not limited to guarantee of principal and interest, subordination, over collateralization, excess interest and insurance wrap.

Notes to Financial Statements (continued)

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

Impairment Analysis on Available-for-Sale Securities.  The Bank evaluates its available-for-sale investment securities for other-than-temporary impairment quarterly. The Bank will conclude that a loss is other-than-temporary if it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security. Discussion of other-than-temporary impairment is detailed in Note 7 to the audited financial statements. The overall process is the same for both available-for-sale and held-to-maturity securities.

The Bank performed an impairment analysis of its investment portfolio at December 31, 2008 based on the securities’ underlying type of collateral, credit rating, collateral performance such as delinquency and default rates and projected cash flows of certain securities. Based on the impairment assessment, management determined that it did not have sufficient persuasive evidence to conclude that the impairment of one MBS backed by HELOCs in the available-for-sale securities portfolio was temporary. For this security, the Bank recognized other-than-temporary impairment of $2.8 million in the fourth quarter of 2008, which is included in the total reported on the Statement of Operations as “net realized losses on available-for-sale securities.” This information is detailed in the following table.

For the Year ended
		At December 31, 2008			December 31, 2008
	Unpaid		Gross
	Principal	Amortized	Unrealized	Estimated	OTTI
(dollars in thousands)	Balance	Cost	Losses	Fair Value	Charge

Private label MBS – HELOCs	$4,409	$1,564	$—	$1,564	$(2,842)

The remainder of the available-for-sale securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank currently has the intent and ability to hold these investments to maturity and expects to collect all contractual principal and interest.

Redemption Terms.  The amortized cost of the Bank’s MBS classified as available-for-sale includes net discounts of $2.9 million and $10 thousand at December 31, 2008 and 2007, respectively. This increase was the result of the other-than-temporary impairment charge taken on one available-for-sale security as discussed above. Contractual maturity extends over a period exceeding ten years. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees.

Interest Rate Payment Terms.  The following table details interest payment terms for available-for-sale MBS at December 31, 2008 and 2007.

	Year ended December 31,
(in thousands)	2008	2007

Variable-rate pass-through securities	$956	$1,217
Variable-rate collateralized mortgage obligations	33,240	43,074

Total amortized cost	$34,196	$44,291

Notes to Financial Statements (continued)

Note 7 — Held-to-Maturity Securities

Held-to-maturity securities as of December 31, 2008 and 2007 were as follows:

	December 31, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost(1)	Gains	Losses	Value

Certificates of deposit(2)	$2,700,000	$4,488	$—	$2,704,488
Government-sponsored enterprises	954,953	6,217	—	961,170
State or local agency obligations	636,830	9,596	(61,563)	584,863

	4,291,783	20,301	(61,563)	4,250,521
MBS:
U.S. agency	268,948	59	(760)	268,247
Government-sponsored enterprises	1,853,665	28,443	(19,846)	1,862,262
Private label	8,503,649	—	(2,059,338)	6,444,311

Total MBS	10,626,262	28,502	(2,079,944)	8,574,820

Total held-to-maturity securities	$14,918,045	$48,803	$(2,141,507)	$12,825,341

	December 31, 2007
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost(1)	Gains	Losses	Value

Certificates of deposit(2)	$5,675,000	$937	$(7)	$5,675,930
Commercial paper(3)	83,507	—	—	83,507
Government-sponsored enterprises	919,196	3,890	(1,767)	921,319
State or local agency obligations	699,175	9,000	(13,265)	694,910

	7,376,878	13,827	(15,039)	7,375,666
MBS:
U.S. agency	55,048	101	(1,520)	53,629
Government-sponsored enterprises	1,969,293	17,793	(28,530)	1,958,556
Private label	10,510,664	3,834	(261,579)	10,252,919

Total MBS	12,535,005	21,728	(291,629)	12,265,104

Total held-to-maturity securities	$19,911,883	$35,555	$(306,668)	$19,640,770

Note:

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization.

(2)	Represents certificates of deposit that meet the definition of a security under SFAS 115.

(3)	Represents asset-backed commercial paper, all of which matured by January 8, 2008.

Restricted securities related to the Shared Funding Program are classified as held-to-maturity and are included in private label MBS above. The restricted securities had an amortized cost of $47.2 million and $53.1 million as of December 31, 2008 and 2007, respectively. No held-to-maturity securities were pledged as collateral at December 31, 2008 or 2007.

Notes to Financial Statements (continued)

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2008 and 2007. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2008

	Less than 12 months		Greater than 12 months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Certificates of deposit	$—	$—	$—	$—	$—	$—
Government-sponsored enterprises	—	—	—	—	—	—
State or local agency obligations	47,230	(4,090)	210,882	(57,473)	258,112	(61,563)

	47,230	(4,090)	210,882	(57,473)	258,112	(61,563)
MBS:
U.S. agency	86,841	(543)	27,335	(217)	114,176	(760)
Government-sponsored enterprises	203,411	(10,977)	519,862	(8,869)	723,273	(19,846)
Private label	2,414,231	(853,951)	3,699,546	(1,205,387)	6,113,777	(2,059,338)

Total MBS	2,704,483	(865,471)	4,246,743	(1,214,473)	6,951,226	(2,079,944)

Total temporarily impaired	$2,751,713	$(869,561)	$4,457,625	$(1,271,946)	$7,209,338	$(2,141,507)

	December 31, 2007

	Less than 12 months		Greater than 12 months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Certificates of deposit	$299,993	$(7)	$—	$—	$299,993	$(7)
Government-sponsored enterprises	—	—	117,429	(1,767)	117,429	(1,767)
State or local agency obligations	257,920	(11,246)	25,300	(2,019)	283,220	(13,265)

	557,913	(11,253)	142,729	(3,786)	700,642	(15,039)
MBS:
U.S. agency	—	—	40,123	(1,520)	40,123	(1,520)
Government-sponsored enterprises	64,307	(341)	834,300	(28,189)	898,607	(28,530)
Private label	4,795,831	(89,114)	4,376,782	(172,465)	9,172,613	(261,579)

Total MBS	4,860,138	(89,455)	5,251,205	(202,174)	10,111,343	(291,629)

Total temporarily impaired	$5,418,051	$(100,708)	$5,393,934	$(205,960)	$10,811,985	$(306,668)

State or Local Housing Finance Agency Obligations.  Management has reviewed its investments in state or local housing finance agency obligations and has determined that the unrealized losses shown are the result of the current interest-rate environment and illiquidity in the credit markets. The Bank has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank has the ability and intent to hold these investments through to recovery, which may be maturity, the Bank does not consider these investments to be other-than-temporarily impaired at December 31, 2008.

Notes to Financial Statements (continued)

Mortgage-Backed Securities.  The Bank invests in MBS, which are rated AAA at the time of purchase with the exception of one of the restricted securities related to the Shared Funding Program. This security was rated AA at the time of purchase. Each of the securities may contain one or more forms of credit protection/enhancements, including but not limited to guarantee of principal and interest, subordination, over-collateralization, and excess interest and insurance wrap.

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

Impairment Analysis on Held-to-Maturity Securities.  The Bank evaluates its held-to-maturity investment securities for other-than-temporary impairment quarterly. The Bank will conclude that a loss is other-than-temporary if it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the security.

The Bank performed an impairment assessment of its investment portfolio at December 31, 2008. As part of this process, the Bank considers its current intent and ability to hold each security for a sufficient time to allow for any anticipated recovery of unrealized losses, including until maturity. The current intent and ability of the Bank is demonstrated by the fact that the Bank is adequately capitalized and has ample liquidity and therefore has no need to sell these securities, nor has the Bank entered into any contractual constraints that would impact such intent and ability. To determine which individual securities are at risk for other-than-temporary impairment, the Bank considers various characteristics of each security including, but not limited to, the following: the credit rating and related outlook or status; the underlying type of collateral; the duration and level of the unrealized loss; the market price of the security; collateral-related characteristics; and collateral performance such as delinquency rates. As a result of this security level review, the Bank then identifies individual securities which are believed to be at risk for other-than-temporary impairment, which are evaluated by analyzing the security. To perform the Bank’s impairment assessment, the Bank evaluates all information, both quantitative and qualitative, about a security to conclude that a security’s impairment is other-than-temporary including estimating cash flows of certain securities. This evaluation is completed by the Bank on a security-by-security basis.

Management determined as of December 31, 2008 that it did not have sufficient persuasive evidence to conclude that the impairment of six MBS in the held-to-maturity securities portfolio and one in the AFS portfolio were temporary. For the held-to-maturity securities, the Bank recognized other-than-temporary impairment totaling $263.2 million in the fourth quarter of 2008, with a total unpaid principal balance of $594.6 million. The impairment charges are included in the total reported on the Statement of Operations as “net realized losses on held-to-maturity securities.” This information is detailed in the following tables.

					For the Year Ended
	At December 31, 2008				December 31, 2008

	Unpaid		Gross
	Principal	Amortized	Unrealized		OTTI
(dollars in thousands)	Balance	Cost	Losses	Fair Value	Charge

Private label MBS — Prime	$66,086	$37,263	$—	$37,263	$(28,403)

Private label MBS — Alt-A	528,523	293,271	—	293,271	(234,756)

Total	$594,609	$330,534	$—	$330,534	$(263,159)

The remainder of the held-to-maturity securities portfolio experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage

Notes to Financial Statements (continued)

markets. However, the decline is considered temporary as the Bank currently has the intent and ability to hold these investments to maturity and expects to collect all contractual principal and interest.

Redemption Terms.  The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2008		December 31, 2007

		Estimated Fair		Estimated Fair
Year of Maturity	Amortized Cost	Value	Amortized Cost	Value

Due in one year or less	$2,800,000	$2,804,536	$6,390,342	$6,393,081
Due after one year through five years	885,059	899,260	541,085	551,539
Due after five years through ten years	105,209	106,170	129,006	127,131
Due after ten years	501,515	440,555	316,445	303,915

	4,291,783	4,250,521	7,376,878	7,375,666
MBS	10,626,262	8,574,820	12,535,005	12,265,104

Total	$14,918,045	$12,825,341	$19,911,883	$19,640,770

The amortized cost of the Bank’s mortgage-backed securities classified as held-to-maturity includes net discounts of $343.5 million and $94.8 million at December 31, 2008 and 2007, respectively. This increase was the result of the other-than-temporary impairment charges taken on certain held-to-maturity securities as discussed above.

Interest Rate Payment Terms.  The following table details interest rate payment terms for held-to-maturity securities at December 31, 2008 and 2007.

	December 31,	December 31,
(in thousands)	2008	2007

Amortized cost of held-to-maturity securities other than MBS:
Fixed-rate	$3,815,779	$6,863,598
Variable-rate	476,004	513,280

	4,291,783	7,376,878
Amortized cost of held-to-maturity MBS:
Pass through securities:
Fixed-rate	4,552,525	5,788,676
Variable-rate	581,359	169,320
Collateralized mortgage obligations:
Fixed-rate	5,057,353	6,281,389
Variable-rate	435,025	295,620

	10,626,262	12,535,005

Total held-to-maturity securities	$14,918,045	$19,911,883

Realized Gains and Losses.  There were no sales of held-to-maturity securities and, therefore, no realized gains or losses on sales, for the years ended December 31, 2008, 2007 and 2006. All realized losses on held-to-maturity reflect the other-than-temporary impairment charges recorded in fourth quarter 2008.

Notes to Financial Statements (continued)

Note 8 – Loans to Members

Redemption Terms.  At December 31, 2008 and 2007, the Bank had loans to members outstanding including AHP loans (see Note 16) at interest rates ranging from 0% to 8.56% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.50%.

	December 31, 2008		December 31, 2007
(dollars in thousands)
		Weighted Average		Weighted Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$22,032,873	2.46%	$30,817,796	4.36%
Due after 1 year through 2 years	12,337,582	4.47%	8,893,651	4.75%
Due after 2 years through 3 years	5,504,010	3.64%	10,368,080	4.85%
Due after 3 years through 4 years	4,916,316	3.68%	2,523,353	4.94%
Due after 4 years through 5 years	4,099,048	3.79%	5,285,318	4.72%
Due after 5 years through 6 years	1,550,681	5.00%	1,255,782	4.87%
Thereafter	9,124,890	5.22%	8,713,150	5.10%

Total par value	59,565,400	3.66%	67,857,130	4.64%

Discount on AHP loans to members	(1,097)		(1,289)
Deferred prepayment fees	(102)		(178)
SFAS 133 hedging adjustments	2,589,240		941,859

Total book value	$62,153,441		$68,797,522

Index amortizing loans require repayment according to predetermined amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index amortizing loan to member extends (contracts).

The Bank offers loans to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At both December 31, 2008 and 2007, the Bank had returnable loans of $3.6 billion. The following table summarizes loans to members by year of contractual maturity or next call date for returnable loans to members.

(in thousands)	December 31,	December 31,
Year of Contractual Maturity or Next Call Date	2008	2007

Due in 1 year or less	$25,607,873	$34,346,796
Due after 1 year through 2 years	12,147,582	8,894,651
Due after 2 years through 3 years	5,349,010	9,862,080
Due after 3 years through 4 years	4,514,316	2,195,352
Due after 4 years through 5 years	3,224,048	4,264,319
Due after 5 years through 6 years	1,457,681	1,112,782
Thereafter	7,264,890	7,181,150

Total par value	$59,565,400	$67,857,130

The Bank also offers convertible loans. With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At December 31, 2008 and 2007, the Bank had convertible loans outstanding of $7.4 billion and $9.3 billion, respectively. The

Notes to Financial Statements (continued)

following table summarizes loans to members by year of contractual maturity or next convertible date for convertible loans.

(in thousands)	December 31,	December 31,
Year of Contractual Maturity or Next Convertible Date	2008	2007

Due in 1 year or less	$28,169,793	$38,274,066
Due after 1 year through 2 years	11,368,362	9,200,901
Due after 2 years through 3 years	5,084,560	9,136,860
Due after 3 years through 4 years	4,156,316	1,981,902
Due after 4 years through 5 years	3,424,048	3,948,719
Due after 5 years through 6 years	1,289,431	683,782
Thereafter	6,072,890	4,630,900

Total par value	$59,565,400	$67,857,130

Security Terms.  The Bank lends to financial institutions involved in housing finance within its district according to Federal statutes, including the Act. The Act requires the Bank to obtain sufficient collateral on loans to members to protect against losses and to accept only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits in the Bank, and other eligible real estate-related assets as collateral on such loans to members. CFIs are eligible under expanded statutory collateral rules to use secured small business, small farm and small agriculture loans and securities representing a whole interest in such secured loans. The Housing Act also adds CDFIs as eligible members and includes secured loans for “community development activities” as a permitted purpose, and as eligible collateral for loans to CFIs. As additional security, the Bank has a statutory lien on each borrower’s capital in the Bank. At December 31, 2008 and 2007, the Bank had collateral with an eligible collateral value in excess of the book value of all outstanding loans to members. The estimated value of the collateral required to secure each member’s obligation is calculated by applying collateral discount or weightings. On the basis of the financial condition of the member, the type of security agreement, and other factors, the Bank requires the member and any affiliated pledgor to execute a written security agreement and imposes one of two requirements to protect the collateral secured:

(1)	Allows a member or affiliate pledgor to retain possession of the collateral pledged to the Bank, under a written security agreement that requires the member to hold such collateral for the benefit of the Bank; or

(2)	Requires the member or affiliate pledgor to deliver physical custody/grant control of the pledged collateral with the Bank or its third-party custodian.

Beyond these provisions, the Act affords any security interest granted by a member or any affiliate of the member to the Bank priority over the claims or rights of any other party. The exceptions are those claims that would be entitled to priority under otherwise applicable law and are held by bona fide purchasers for value or by secured parties with perfected security interests ahead in priority to the Bank’s.

Credit Risk.  While the Bank has never experienced a loan loss on a loan to a member, the expansion of collateral for CFIs and lending to nonmember housing associates and lending to CDFIs, when implemented, provides the potential for additional credit risk for the Bank. Deterioration in real estate values in various markets, with a resulting decline in the value of certain mortgage loans and mortgage securities pledged as collateral, also pose the potential for additional risk. The management of the Bank has policies and procedures in place to manage this credit risk. Accordingly, the Bank has not provided any allowances for credit losses on loans to members.

The Bank’s potential credit risk from loans to members is concentrated in commercial banks and savings institutions. As of December 31, 2008, the Bank had loans to members of $37.6 billion outstanding to the five largest borrowers, which represented 63.2% of total loans outstanding. The interest income from these loans was $1.8 billion during the year ended December 31, 2008. Of these five, three each had outstanding loan balances in excess of 10% of the total portfolio at December 31, 2008. As of December 31, 2007, the Bank had outstanding loans of $49.0 billion to five borrowers which represented 72.3% of total loans outstanding. The interest income

Notes to Financial Statements (continued)

from these loans was $1.7 billion during the year ended December 31, 2007. Of these five, two each had outstanding loan balances in excess of 10% of the total portfolio at December 31, 2007. The Bank held sufficient collateral to secure loans to members and the Bank does not expect to incur any losses on these loans. See Note 20 for further information on transactions with related parties.

Interest Rate Payment Terms.  The following table details interest rate payment terms for loans to members.

	December 31,	December 31,
(in thousands)	2008	2007

Fixed rate — overnight	$2,269,643	$5,950,009
Fixed rate — term	50,063,045	56,563,552
Variable-rate	7,232,712	5,343,569

Total par value	$59,565,400	$67,857,130

At December 31, 2008, the Bank had $30.6 billion of fixed rate loans and $6.9 billion of variable rate loans with a contractual maturity greater than one year. At December 31, 2007, these balances were $32.0 billion and $5.0 billion, respectively.

Note 9 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans which it purchases from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby the Bank’s members originate, service, and credit enhance residential mortgage loans that are then sold to the Bank. The Bank has historically sold participation interests in some of its MPF Program loans to other FHLBanks and holds the rest in portfolio. On June 30, 2008, the Bank agreed to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago. This agreement expired October 31, 2008. As of December 31, 2008, the Bank had purchased $218.0 million under the agreement. See Note 20 for further information regarding transactions with related parties.

The following table presents information as of December 31, 2008 and 2007 on mortgage loans held for portfolio:

	December 31,	December 31,
(in thousands)	2008	2007

Fixed medium-term single-family mortgages(1)	$1,067,503	$1,131,391
Fixed long-term single-family mortgages(1)	5,049,825	5,029,240

Total par value	6,117,328	$6,160,631

Premiums	60,596	66,862
Discounts	(22,375)	(23,661)
SFAS 133 hedging adjustments	14,018	16,959

Total mortgage loans held for portfolio	$6,169,567	$6,220,791

Note:

(1)	Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

Notes to Financial Statements (continued)

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity.

	December 31,	December 31,
(in thousands)	2008	2007

Government-guaranteed/insured loans	$449,416	$523,803
Conventional loans	5,667,912	5,636,828

Total par value	$6,117,328	$6,160,631

Year of maturity

Due within one year	$21	$17
Due after one year through five years	4,313	1,844
Due after five years	6,112,994	6,158,770

Total par value	$6,117,328	$6,160,631

Note 10 – Allowance for Credit Losses

Mortgage Loans Held for Portfolio.  The rollforward of the allowance for credit losses for mortgage loans held for portfolio was as follows:

(in thousands)	2008	2007	2006

Balance, beginning of the year	$1,055	$853	$657
Charge-offs	(9)	—	—

Net charge-offs	(9)	—	—
Provision for credit losses	3,255	202	196

Balance, end of the year	$4,301	$1,055	$853

At December 31, 2008 and 2007, the Bank had $38.3 million and $20.7 million, respectively, of nonaccrual mortgage loans which represent conventional loans delinquent by 90 days or more. At December 31, 2008 and 2007, the Bank’s other assets included $5.9 million and $3.2 million, respectively, of other real estate owned (REO). The REO balances are carried at the lower of cost or market.

Credit losses that are not paid by primary mortgage insurance are allocated to the Bank up to an agreed upon amount, called a First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating member is required to cover losses. The FLA can be either an account which builds over time or an amount equal to an agreed-upon percentage of the aggregate balance of the mortgage loans purchased, depending on the MPF Program product. The Bank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. Performance-based fees may be withheld to cover losses allocated to the Bank under the FLA. At December 31, 2008 and 2007, the Bank’s exposure under the FLA, excluding amounts that may be recovered through withholding of performance-based CE fees, was $44.0 million and $44.4 million, respectively. This exposure includes both accrual and nonaccrual loans.

The Bank records CE fees as a reduction to mortgage loan interest income. CE fees totaled $7.1 million, $7.7 million and $8.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Notes to Financial Statements (continued)

Banking on Business Loans.  The rollforward of the allowance for credit losses for BOB loans was as follows:

(in thousands)	2008	2007	2006

Balance, beginning of the year	$6,797	$6,735	$4,868
Charge-offs	(289)	(1,623)	—

Net charge-offs	(289)	(1,623)	—
Provision for credit losses	3,217	1,685	1,867

Balance, end of the year	$9,725	$6,797	$6,735

The Bank determined that $0.3 million and $1.6 million of BOB loans were in default and charged them off during the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008 and 2007, the Bank had $21.1 million and $19.6 million, respectively, of gross nonaccrual BOB loans, before allowance for credit losses.

The amount of forgone interest income on nonaccrual BOB loans for the periods presented was less than $1 million. The Bank recorded $68 thousand, $103 thousand and $114 thousand of cash basis interest income during the years ended December 31, 2008, 2007 and 2006, respectively.

Off-Balance Sheet Credit Risk.  The rollforward of the allowance for off-balance sheet credit risk was as follows:

(in thousands)	2008	2007	2006

Balance, beginning of the year	$623	$1,013	$828
Provision for credit losses	643	(390)	185

Balance, end of the year	$1,266	$623	$1,013

The off-balance sheet credit risk is associated with BOB loan commitments and standby letters of credit.

See Note 2 to the audited financial statements regarding the methodologies for the allowance for credit losses on mortgage loans held for portfolio, BOB loans and off-balance sheet credit risk.

Note 11 –	Derivatives and Hedging Activities

The Bank may enter into interest rate swaps (including callable and putable swaps), swaptions, interest rate cap and floor agreements, and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. Through derivatives, the Bank may adjust the effective maturity, repricing frequency or option characteristics of financial instruments to achieve risk management objectives. The Bank uses derivatives in several ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; (2) by acting as an intermediary; or (3) in asset/liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (loans to members, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of loans to members, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to manage mismatches of interest rates between assets and liabilities, the Bank also uses derivatives as follows: (1) to manage embedded options in assets and liabilities; (2) to hedge the market value of existing assets and liabilities and anticipated transactions; (3) to hedge the duration risk of prepayable instruments; (4) to exactly offset other derivatives executed with members (the Bank serves as an intermediary); and (5) to reduce funding costs.

Consistent with Finance Agency regulation, the Bank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management

Notes to Financial Statements (continued)

objectives or to act as an intermediary between its members and counterparties. Bank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges).

The components of net gain (loss) on derivatives and hedging activities for the years ended December 31, 2008, 2007 and 2006 are presented in the following table.

Net Gains (Losses) on Derivatives and Hedging Activities

	For the year ended
(in thousands)	2008	2007	2006

Gains/(losses) related to fair value hedge ineffectiveness	$(9,863)	$13,694	$9,538
Gains/(losses) on economic hedges	63,215	(3,820)	(3,480)
Other	12,923	886	1,085
Gains (losses) on intermediary hedges	(1)	53	(104)

Net gains on derivatives and hedging activities	$66,274	$10,813	$7,039

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

The above Lehman-related transactions had a material impact on the components of net gain (loss) on derivatives and hedging activities for the twelve months ended December 31, 2008 as detailed in the table above. Fair value hedge ineffectiveness for the twelve months ended December 31, 2008, includes a loss of $10.9 million resulting from the replacement of the 63 LBSF derivatives described above that were in fair value hedging relationship with certain loans to members. For the twelve months ended December 31, 2008, gains (losses) associated with economic hedges include a $69.0 million gain associated with 63 replaced LBSF derivatives that remained as economic hedges for a one day period after they were replaced. The gains (losses) associated with economic hedges for the twelve months ended December 31, 2008 also include a gain of $0.2 million associated with the 40 additional replacement derivatives. For the twelve months ended December 31, 2008, other gains (losses) on derivatives and hedging activities includes a gain of $11.8 million associated with the termination of the LBSF derivatives.

The remaining fluctuations in the various gain (loss) categories were primarily due to changes in interest rates. There were no material amounts for the years ended December 31, 2008, 2007 and 2006 that were reclassified into

Notes to Financial Statements (continued)

earnings as a result of the discontinuance of cash flow hedges because it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two month period thereafter. As of December 31, 2008, the deferred net gains on derivative instruments accumulated in other comprehensive income expected to be reclassified to earnings during the next twelve months was $0.3 million. Normally, the maximum length of time over which the Bank hedges its exposure to the variability in future cash flows for forecasted transactions, excluding those forecasted transactions related to the payment of variable interest on existing financial instruments, is 45 days or less. The Bank did not have any hedges related to the exposure to the variability in future cash flows for forecasted transactions at December 31, 2008.

The following table represents outstanding notional balances and estimated fair values of the derivatives outstanding at December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007

		Estimated		Estimated
(in thousands)	Notional	Fair Value	Notional	Fair Value

Interest rate swaps
Fair value	$57,813,315	$(1,758,715)	$69,626,956	$(359,111)
Economic	551,000	(5,298)	126,000	(3,742)
Intermediation	2,836	2	7,649	13
Interest rate swaptions
Economic	—	—	1,400,000	340
Interest rate forward settlement agreements
Fair value	—	—	2,088,000	(3,026)
Mortgage delivery commitments
Economic	31,206	427	6,622	26
Interest rate caps or floors
Economic	225,000	3,279	—	—

Total	$58,623,357	$(1,760,305)	$73,255,227	$(365,500)

Total derivatives excluding accrued interest		(1,760,305)		(365,500)
Accrued interest		11,351		114,776
Cash collateral held by counterparty and related accrued interest		1,432,658		60,986
Cash collateral held from counterparty and related accrued interest		(9,830)		(193,588)

Net derivative balances		(326,126)		(383,326)

Net derivative asset balances		28,888		46,969
Net derivative liability balances		(355,014)		(430,295)

Net derivative balances		$(326,126)		$(383,326)

Note:

December 31, 2007 balances reflect the Bank’s adoption retrospectively of FIN 39-1. See Note 3 for further information on FIN 39-1.

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

Notes to Financial Statements (continued)

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

Mortgage Loans Held for Portfolio.  The Bank invests in fixed-rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these loans, depending on changes in estimated prepayment speeds. The Bank manages the interest rate and prepayment risk associated with mortgages through a combination of debt issuance and derivatives. The Bank issues both callable and non-callable debt and prepayment linked consolidated obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans.

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

For instance, in a typical transaction, fixed-rate consolidated obligations are issued for one or more FHLBanks and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows to the Bank designed to mirror in timing and amount the cash outflows the Bank pays on the consolidated obligation. The

Notes to Financial Statements (continued)

Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate loans to members, typically three-month LIBOR. These transactions are treated as fair-value hedges under SFAS 133. The Bank may issue variable-rate consolidated obligations — bonds indexed to LIBOR, the U.S. Prime rate, or federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable rate debt. This intermediation between the capital and derivative markets permits the Bank to raise funds at lower costs than would otherwise be available through the issuance of simple fixed- or floating-rate consolidated obligations in the capital markets.

Anticipated Streams of Future Cash Flows.  The Bank may enter into an option to hedge a specified future variable cash stream as a result of rolling over short-term, fixed-rate financial instruments such as consolidated obligation discount notes. The option will effectively cap the variable cash stream at a predetermined target rate. At December 31, 2008 and 2007, the Bank did not have a position in these types of options.

Firm Commitment Strategies.  In accordance with SFAS 149, certain mortgage purchase commitments entered into after June 30, 2003, are considered derivatives. The Bank normally hedges these commitments by selling TBA MBS or other derivatives for forward settlement. A TBA represents a forward contract for the sale of MBS at a future agreed upon date for an established price. The mortgage purchase commitment and the TBA used in the firm commitment hedge strategy (economic hedge) are recorded as a derivative asset and derivative liability at fair value, with changes in fair value recognized in current-period earnings. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

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

Anticipated Debt Issuance.  The Bank may enter into interest rate swaps for the anticipated issuance of fixed-rate consolidated obligation bonds to lock in the cost of funding. The interest rate swap is terminated upon issuance of the fixed-rate bond, with the realized gain or loss on the interest rate swap recorded in other comprehensive income. Realized gains and losses reported in accumulated other comprehensive income (loss) are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed-rate bonds. The Bank did not enter into any such transactions during the years ended December 31, 2008, 2007 and 2006.

Intermediation.  To assist our members in meeting their hedging needs, the Bank may act as an intermediary between the members and other counterparties by entering into offsetting derivatives. This intermediation allows smaller members indirect access to the derivatives market. Derivatives in which the Bank is an intermediary arise when the Bank (1) enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members and (2) enters into derivatives to offset the economic effect of other derivatives that are no longer designated to either loans to members, investments, or consolidated obligations.

The notional principal of derivatives in which the Bank was an intermediary was $2.8 million and $7.6 million at December 31, 2008 and 2007, respectively.

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

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is the

Notes to Financial Statements (continued)

estimated fair value (i.e., carrying value) of the derivative contracts that have a net positive market value if the counterparty defaults, and the related collateral, if any, is of no value to the Bank. At December 31, 2008 and 2007, the Bank’s maximum credit risk, as defined above, was approximately $38.7 million and $240.6 million, respectively. These totals include $10.2 million and $72.0 million, respectively, of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $9.8 million and $192.9 million as collateral as of December 31, 2008 and 2007, respectively. Four counterparties comprise 91.0% of the Bank’s total credit risk when measured after consideration for related collateral as of December 31, 2008. Additionally, collateral with respect to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. See Note 22 for further discussion regarding assets pledged by the Bank to these counterparties.

Note 12 –	Premises, Software and Equipment

	Year ended December 31,

(In thousands)	2008	2007

Computer hardware and software	$44,238	$41,164
Furniture	3,035	3,035
Leasehold improvements	3,454	3,454
Equipment and other	1,790	2,141

Total premises, software and equipment, gross	52,517	49,794
Less: Accumulated depreciation and amortization	29,835	25,131

Total premises, software and equipment, net	$22,682	$24,663

Depreciation and amortization expense was $5.1 million, $5.1 million and $3.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Gains and losses on disposal of premises and equipment are included in “other income (loss)” on the Statement of Operations. There was no net realized gain (loss) on disposal of premises and equipment for the years ended December 31, 2008, 2007 and 2006.

Software amortization expense was $3.7 million, $3.6 million and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. The unamortized software balance was $19.5 million and $20.5 million at December 31, 2008 and 2007, respectively.

During the years ended December 31, 2008 and 2007, the Bank capitalized $3.0 million and $6.4 million, respectively, in costs associated with computer software being developed for internal use.

Note 13 –	Deposits

The Bank offers demand and overnight deposits to both members and qualifying nonmembers and term deposits to members. Noninterest-bearing demand and overnight deposits are comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the Federal Reserve Bank.

Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid

Notes to Financial Statements (continued)

on average deposits during 2008 and 2007 were 1.87% and 4.93%, respectively. The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2008 and 2007.

	December 31,
((in thousands)	2008	2007

Interest-bearing:
Demand and overnight	$1,451,856	$2,234,760
Term	15,750	200

Total interest-bearing deposits	$1,467,606	2,234,960
Noninterest-bearing:
Demand and overnight	18,771	20,702

Total deposits	$1,486,377	$2,255,662

The aggregate amount of time deposits with a denomination of $100 thousand or more was $15.7 million and $200 thousand as of December 31, 2008 and 2007, respectively.

Note 14 –	Borrowings

Securities Sold Under Agreements to Repurchase.  Historically, the Bank has sold securities under repurchase agreements. The amounts received under these agreements represent short-term borrowings and are classified as liabilities on the Statement of Condition. The Bank has delivered securities sold under agreements to repurchase to the primary dealer. Should the market value of the underlying securities fall below the market value required as collateral, the Bank may be required to deliver additional securities to the dealer. The Bank had no securities sold under agreements to repurchase at December 31, 2008 and 2007.

Loans from Other FHLBanks.  There were no loans from other FHLBanks outstanding at December 31, 2008 and 2007.

Note 15 –	Consolidated Obligations

Consolidated obligations consist of consolidated bonds and discount notes, and as provided by the Act or Finance Agency regulation, are backed only by the financial resources of the FHLBanks. The FHLBanks issue consolidated obligations through the OF as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants to be issued on its behalf. The OF tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor. The Finance Agency and the U.S. Secretary of the Treasury have oversight over the issuance of FHLBank debt through the OF. Consolidated bonds are issued primarily to raise intermediate and long-term funds for the FHLBanks and are not subject to any statutory or regulatory limits on their maturity. Consolidated discount notes are issued primarily to raise short-term funds. These notes sell at less than their face amount and are redeemed at par value when they mature.

Although the Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance

Notes to Financial Statements (continued)

Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par amounts of the 12 FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $1.3 trillion and $1.2 trillion at December 31, 2008 and 2007, respectively. Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured loans to members; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States, obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they are free from lien or pledge for purposes of compliance with these regulations.

To provide the holders of consolidated obligations issued before January 29, 1993 (prior bondholders), the protection equivalent to that provided under the FHLBanks’ previous leverage limit of twelve times the FHLBanks’ capital stock, prior bondholders have a claim on a certain amount of the qualifying assets, referred to as the Special Asset Account (SAA), if regulatory capital stock is less than 8.33% of consolidated obligations. Mandatorily redeemable capital stock is considered capital stock for determining the FHLBanks’ compliance with this requirement. At December 31, 2008 and 2007, the FHLBanks’ regulatory capital stock was 4.4% and 4.3%, respectively, of the par value of consolidated obligations outstanding. Further, the regulations require each FHLBank to transfer qualifying assets in the amount of its allocated share of the FHLBanks’ SAA to a trust for the benefit of the prior bondholders if its capital-to-assets ratio falls below 2.0%. As of December 31, 2008 and 2007, no FHLBank had a capital-to-assets ratio less than 2.0%; therefore, no assets were being held in a trust. In addition, no trust has ever been established as a result of this regulation because the ratio has never fallen below 2.0%.

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

Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that is common to the Bank is an Amortizing Prepayment Linked Security (APLS). The APLS redeems based on the prepayments of Fannie Mae, Freddie Mac, Ginnie Mae or private label reference pools. As of December 31, 2008 and 2007, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts).

Optional Principal Redemption Bonds (callable bonds) that the Bank may redeem in whole or in part at its discretion on predetermined call dates according to the terms of the bond offerings.

Notes to Financial Statements (continued)

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

The following table details interest rate payment terms for consolidated obligation bonds.

	December 31,	December 31,
(in thousands)	2008	2007

Par value of consolidated bonds:
Fixed-rate	$43,003,621	$46,013,264
Step-up	470,000	2,495,150
Floating-rate	16,615,000	8,265,000
Zero coupon	1,728,000	4,028,000
Range bonds	210,000	559,380
Conversion bonds:
Fixed to floating	15,000	45,000
Floating to fixed	25,000	115,000

Total par value	$62,066,621	$61,520,794

Bond premiums	36,142	18,970
Bond discounts	(1,312,533)	(3,064,771)
SFAS 133 hedging adjustments	608,457	138,396

Total book value	$61,398,687	$58,613,389

Maturity Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity.

Notes to Financial Statements (continued)

	December 31, 2008		December 31, 2007

(dollars in thousands)		Weighted Average		Weighted Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$27,669,100	3.04%	$15,484,500	4.60%
Due after 1 year through 2 years	6,663,000	3.97%	11,535,630	4.67%
Due after 2 years through 3 years	4,723,000	3.95%	5,861,000	4.77%
Due after 3 years through 4 years	4,415,000	4.84%	2,663,000	5.03%
Due after 4 years through 5 years	4,017,000	4.56%	6,135,000	5.12%
Thereafter	9,496,500	4.11%	14,652,000	3.49%
Index amortizing notes	5,083,021	4.98%	5,189,664	4.96%

Total par value	$62,066,621	3.76%	$61,520,794	4.53%

The Bank’s consolidated obligation bonds included:

	December 31,	December 31,
(in thousands)	2008	2007

Par value of consolidated bonds:
Noncallable	$47,755,121	$35,636,264
Callable	14,311,500	25,884,530

Total par value	$62,066,621	$61,520,794

The following table summarizes consolidated obligation bonds outstanding by year of contractual maturity or next call date.

Year of Contractual Maturity or Next Call Date	December 31,	December 31,
(in thousands)	2008	2007

Due in 1 year or less	$37,683,100	$32,954,530
Due after 1 year through 2 years	9,610,000	12,658,100
Due after 2 years through 3 years	3,424,000	4,570,000
Due after 3 years through 4 years	1,865,000	1,259,000
Due after 4 years through 5 years	1,865,000	1,369,000
Thereafter	2,536,500	3,520,500
Index amortizing notes	5,083,021	5,189,664

Total par value	$62,066,621	$61,520,794

Consolidated Discount Notes.  Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The Bank’s participation in consolidated discount notes, all of which are due within one year, was as follows:

	December 31,	December 31,
(dollars in thousands)	2008	2007

Book value	$22,864,284	$34,685,085
Par value	$22,883,813	$34,801,868
Weighted average interest rate	0.90%	4.27%

See Note 22 for discussion regarding the Bank’s Lending Agreement with the U.S. Treasury.

Notes to Financial Statements (continued)

Note 16 – Affordable Housing Program

Section 10(j) of the Act requires each Bank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below-market interest rate loans to members who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or ten percent of regulatory income. Regulatory income is defined as income under GAAP before interest expense related to mandatorily redeemable capital stock under SFAS 150 and the assessment for AHP, but after the assessment for REFCORP. The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the regulators. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues this expense monthly based on income before assessments. The Bank reduces the AHP liability as members use subsidies. The calculation of the REFCORP assessment is discussed in Note 17.

If the Bank experienced a net regulatory loss during a quarter, but still had net regulatory income for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net regulatory income. If the Bank had regulatory income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a regulatory loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. If the aggregate ten percent calculation described above was less than $100 million for all twelve FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net income. There was no shortfall in 2008, 2007 or 2006. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2008, 2007 or 2006. The Bank had outstanding principal in AHP-related loans to members of $9.6 million and $10.0 million at December 31, 2008 and 2007, respectively.

For the years ended December 31, 2008 and 2007, the Bank added $2.2 million and $26.4 million, respectively, to its AHP liability as a result of annual assessments. Also, during the years ended December 31, 2008 and 2007, the Bank expended $18.7 million and $15.8 million, respectively, for qualifying AHP subsidies on a net basis. Further detail regarding Bank-specific AHP programs is provided in the following rollforward table.

Rollforward of the AHP Liability

(in thousands)	2008	2007

Balance, beginning of the year	$59,912	$49,386
Committed subsidy, net	10,069	7,712
First Front Door set aside(1) , net	(714)	(444)
Home Rehabilitation Program set aside(2), net	(974)	974
Uncommitted pool, net	(24,901)	2,284

Balance, end of the year(3)	$43,392	$59,912

Notes:

(1)	First Front Door — The Bank allocates a portion of the AHP subsidy pool on an annual basis to this program, which benefits qualifying first-time homebuyers.

(2)	Home Rehabilitation Program — A pilot program for 2007, which provides housing repair and rehabilitation assistance to homeowners with income at or below 80% of the area median income.

Notes to Financial Statements (continued)

(3)	Outstanding commitments for approved projects were $40.5 million and $31.5 million at December 31, 2008 and 2007, respectively.

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

The FHLBanks will continue to be obligated to these amounts until the aggregate amounts actually paid by all twelve FHLBanks are equivalent to a $300 million annual annuity (or a scheduled benchmark payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date GAAP net income. The Bank would be entitled to use the overpayment of amounts paid for the full year that were in excess of its calculated annual obligation as a credit against future REFCORP assessments. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year. The Finance Agency is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.

The FHLBanks’ aggregate payments through 2008 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its expected remaining term to April 15, 2013, effective December 31, 2008. The FHLBanks’ aggregate payments through 2008 have satisfied $42.5 million of the $75.0 million scheduled payment due on April 15, 2013 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2008 until the annuity is satisfied.

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

In 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank will use its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. This overpayment was recorded as deferred assets by the Bank and reported as “prepaid REFCORP assessment” on the Statement of Condition at December 31, 2008. Over time, as the Bank uses this credit against its future REFCORP assessments, the deferred asset will be reduced until the deferred asset has been exhausted. If any amount of the deferred asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining deferred asset. The Bank’s prepaid REFCORP assessment balance at December 31, 2008 was $39.6 million.

Note 18 — Capital

The Bank is subject to three capital requirements under the current capital plan structure. The Bank shall maintain at all times permanent capital in an amount at least equal to the sum of its credit risk, market risk and

Notes to Financial Statements (continued)

operations risk capital requirements, calculated in accordance with the Finance Agency regulations. Only permanent capital, defined as retained earnings plus capital stock, satisfies the risk-based capital requirement. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements, as defined. In addition, the GLB Act requires the Bank to maintain at all times at least a 4.0% capital-to-asset ratio and at least a 5.0% leverage ratio, defined as the sum of permanent capital weighted 1.5 times plus loan loss reserves divided by total assets.

The following table demonstrates the Bank’s compliance with these capital requirements at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
(dollars in thousands)	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$3,923,143	$4,156,856	$646,815	$4,294,921
Total capital-to-asset ratio	4.0%	4.6%	4.0%	4.3%
Total regulatory capital	$3,632,237	$4,170,882	$4,037,431	$4,302,773
Leverage ratio	5.0%	6.9%	5.0%	6.4%
Leverage capital	$4,540,296	$6,249,310	$5,046,789	$6,450,235

Under the capital plan, member institutions are required to maintain holdings of capital stock in the Bank in an amount equal to no less than the sum of three amounts: (1) a specified percentage of their outstanding loans from the Bank; (2) a specified percentage of their unused borrowing capacity (defined generally as the remaining collateral value that can be borrowed against) with the Bank; and (3) a specified percentage of the principal balance of residential mortgage loans previously sold to the Bank and still held by the Bank (any increase in this percentage will be applied on a prospective basis only). These specified percentages may be adjusted by the Bank’s Board within pre-established ranges as contained in the capital plan.

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

The GLB Act made membership voluntary for all members. The Bank issues stock that may be redeemed subject to certain restrictions by giving five years’ notice. The Bank is not required to redeem activity-based stock until the latter of the expiration of the notice of redemption or the activity no longer remains outstanding. Activity-based stock becomes excess stock when the associated activity no longer remains outstanding. In addition to capital stock redemptions, the Bank may also, in its discretion, repurchase excess capital stock from members from time to time. On December 23, 2008, the Bank announced that it had suspended excess capital stock repurchases until further notice. Before being readmitted to membership in any FHLBank, a member that withdraws from membership must wait five years from the divestiture date for all capital stock that is held as a condition of membership, as that requirement is set out in the Bank’s capital plan. A member may cancel or revoke its written notice of redemption or its notice of withdrawal from membership prior to the end of the five-year redemption period. The Bank’s capital plan provides that the Bank may charge the member a cancellation fee. The Board may change the cancellation fee with prior written notice to members.

Notes to Financial Statements (continued)

Capital Concentrations.  The following table presents member holdings of ten percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2008 and 2007.

	December 31, 2008		December 31, 2007
(dollars in thousands)		Percent of		Percent of
Member	Capital stock	total	Capital Stock	total

Sovereign Bank, Reading PA	$644,438	16.2	$894,456	22.4
GMAC Bank, Midvale UT	496,090	12.4	533,102	13.3
ING Bank, FSB, Wilmington, DE	478,637	12.0	614,161	15.4
PNC Bank, N.A	442,417	11.1	336,309	8.4

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

The Finance Agency has confirmed that the liability accounting treatment for certain shares of its capital stock does not affect the definition of total capital for purposes of determining the Bank’s compliance with its regulatory capital requirements, calculating its mortgage securities investment authority (300% of total capital), calculating its unsecured credit exposure limit to other government-sponsored enterprises (100% of total capital), or calculating its unsecured credit limits to other counterparties (various percentages of total capital depending on the rating of the counterparty).

At December 31, 2008 and 2007 the Bank had $4.7 million and $3.9 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the years ended December 31, 2008, 2007 and 2006, dividends on mandatorily redeemable capital stock in the amount of $148 thousand, $393 thousand and $1.4 million, respectively, were recorded as interest expense. There have been no reclassifications of mandatorily redeemable capital stock back into capital.

As of December 31, 2008, the total mandatorily redeemable capital stock reflected balances for five institutions. One institution was in receivership and one had notified the Bank to voluntarily redeem their capital stock and withdraw from membership. In addition, one other institution was taken over by the FDIC and its charter was dissolved. The remaining two institutions were merged out of district and are considered nonmembers. These redemptions were not complete as of December 31, 2008. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption.

	December 31,	December 31,
(in thousands)	2008	2007

Due in 1 year or less	$667	$1
Due after 1 year through 2 years	3,899	4
Due after 2 years through 3 years	11	3,899
Due after 3 years through 4 years	6	11
Due after 4 years through 5 years	94	6
Thereafter	7	8

Total	$4,684	$3,929

Notes to Financial Statements (continued)

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a nonmember (former member that withdrew from membership, merged into a nonmember or was otherwise acquired by a nonmember).

In 2008 and 2007, the Bank repurchased $53.7 million and $9.3 million of capital stock related to out-of-district mergers. As noted above, effective December 23, 2008, repurchases of excess capital stock have been suspended until further notice.

The following table provides the number of stockholders and the related dollar amounts for activities recorded in mandatorily redeemable stock during 2008, 2007 and 2006.

	2008		2007		2006

	Number of		Number of		Number of
(in thousands)	Stockholders	Amount	Stockholders	Amount	Stockholders	Amount

Balance, beginning of the year	3	$3,929	4	$7,892	3	$16,731
Capital stock subject to mandatory redemption reclassified from equity due to withdrawals	2	54,326	—	—	2	31,812
Other	1	92
Redemption of mandatorily redeemable capital stock due to withdrawals	(1)	(53,663)	(1)	(3,963)	(1)	(40,651)

Balance, end of the year	5	$4,684	3	$3,929	4	$7,892

Dividends and Retained Earnings.  At December 31, 2008, retained earnings stood at $170.5 million, representing a decrease of $125.8 million, or 42.5%, from December 31, 2007.

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

All dividend payments are subject to Board approval. Dividends may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. In September 2008, the Bank revised its retained earnings policy and added a new capital adequacy metric, including a floor and target for this metric and a requirement to establish an implementation plan to reach the target and restrict dividend payments during the period the plan is in place. As announced on December 23, 2008, the Bank has suspended dividend payments at this point.

Statutory and Regulatory Restrictions on Capital Stock Redemption.  In accordance with the GLB Act, Bank stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem and the limitation of the redemption privilege to a small fraction of outstanding stock. Statutory and regulatory restrictions on the redemption of Bank stock include the following:

•	In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to satisfy its minimum capital requirements (i.e., a statutory capital/asset ratio requirement, established by the GLB Act, and a regulatory risk-based capital-to-asset ratio requirement established by the Finance Agency). By law, all member holdings of Bank stock immediately become non-redeemable if the Bank becomes undercapitalized and only a minimal portion of outstanding stock qualifies for redemption consideration.

•	In no case may the Bank redeem any capital stock if either its Board or the Finance Agency determine that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue.

Notes to Financial Statements (continued)

•	The Board has a statutory obligation to review and adjust member capital stock requirements in order to comply with the Bank’s minimum capital requirements, and each member must comply promptly with any such requirement.

•	In addition to possessing the authority to prohibit stock redemptions, the Bank’s Board has a right to call for additional capital stock purchases by its members as a condition of membership, as needed to satisfy statutory and regulatory capital requirements under the GLB Act.

•	If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if the Bank is undercapitalized, does not have the required credit rating, etc.), the Bank becomes insolvent and is either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established through the liquidation process or through negotiation with the merger partner.

•	The GLB Act states that the Bank may repurchase, in its sole discretion, stock investments which exceed the required minimum amount.

•	In no case may the Bank redeem or repurchase any capital stock if the principal or interest payment due on any consolidated obligation issued by the OF has not been paid in full.

•	In no case may the Bank redeem or repurchase any capital stock if the Bank has failed to provide the Finance Agency with the necessary quarterly certification required by Section 966.9(b)(1) of the Finance Agency’s regulations prior to declaring or paying dividends for a quarter.

•	In no case may the Bank redeem or repurchase any capital stock if the Bank is unable to provide the required certification, projects that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of its current obligations, actually fails to satisfy these requirements or obligations, or negotiates to enter or enters into an agreement with another Bank to obtain financial assistance to meet its current obligations.

On January 30, 2009, the Finance Agency issued an Interim Final Regulation implementing provisions of the Housing Act requiring the establishment of a minimum critical capital level for the FHLBanks and prompt corrective action mechanisms by the Finance Agency for an FHLBank that fails to meet the minimum capital requirements. The Interim Final Regulation does not change the existing risk-based, leverage and total capital requirements. See “Legislative and Regulatory Developments” in Item 7. Management’s Discussion and Analysis for additional details.

Note 19 – Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax qualified defined benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expense were $3.4 million, $4.2 million, and $4.0 million for the years ended December 31, 2008, 2007, and 2006, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure and accounting of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank cannot be made.

The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $900 thousand, $824 thousand and $728 thousand for the years ended December 31, 2008, 2007, and 2006, respectively.

Notes to Financial Statements (continued)

In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s minimum obligation from these plans was $6.6 million and $8.3 million at December 31, 2008 and 2007, respectively. Operating expense includes deferred compensation and accrued earnings (losses) of $(493) thousand, $1.8 million and $1.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Bank owns mutual funds held in a Rabbi Trust to offset the earnings (losses) of certain deferred compensation agreements. See Note 5 for more information.

Postretirement Benefits.  The Bank sponsors a retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992, receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992, are required to contribute toward the cost of health care benefits above the established expense caps after attaining age 65. A limited life insurance benefit is provided at the Bank’s expense for all retirees. Those employees retiring after January 1, 1992, are also required to meet specific eligibility requirements of age 60 with ten years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The approximate Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 2008 and 2007 was $2.8 million and $2.3 million, respectively.

Supplemental Retirement Plan.  The Bank also maintains a Supplemental Retirement Plan, a nonqualified defined benefit retirement plan, for certain executives. The plan ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the supplemental retirement plan was $2.7 million and $3.3 million at December 31, 2008 and 2007, respectively.

The Bank does not have any plan assets or any unrecognized transitional obligation. The following table sets forth the changes in benefit obligation associated with these defined benefit plans:

	Supplemental		Postretirement Health
	Retirement Plan		Benefit Plan

(in thousands)	2008	2007	2008	2007

Change in benefit obligation:
Balance, beginning of the year	$4,829	$4,167	$2,296	$2,346
Service cost	258	345	75	78
Interest cost	251	265	144	131
Amendments — changes in assumptions	494	—	204	—
Actuarial loss (gain)	17	87	209	(99)
Benefits paid	(1,878)	(35)	(171)	(160)

Balance, end of the year	3,971	4,829	2,757	2,296

Change in fair value of plan assets:
Balance, beginning of the year fair value	—	—	—	—
Employer contribution	1,878	35	171	160
Benefits paid	(1,878)	(35)	(171)	(160)

Balance, end of the year fair value	—	—	—	—

Funded status at end of year	$(3,971)	$(4,829)	$(2,757)	$(2,296)

Notes to Financial Statements (continued)

Amounts recognized in the Statement of Condition at December 31, 2008 and 2007 consist of:

	Supplemental		Postretirement Health
	Retirement Plan		Benefit Plan

(in thousands)	2008	2007	2008	2007

Other liabilities	$(3,971)	$(4,829)	$(2,757)	$(2,296)

Amounts recognized in accumulated other comprehensive income at December 31, 2008 and 2007 consist of:

			Postretirement
	Supplemental		Health Benefit
	Retirement Plan		Plan

(in thousands)	2008	2007	2008	2007

Net actuarial loss (gain)	$1,296	$1,270	$245	$(168)
Prior service cost (benefit)	(30)	(41)	366	406

	$1,266	$1,229	$611	$238

Components of the net periodic benefit cost and other amounts recognized in other comprehensive income for the Bank’s supplemental retirement plan and postretirement health plan for the years ended December 31, 2008, 2007 and 2006, were as follows:

	Supplemental			Postretirement Health
	Retirement Plan			Benefit Plan

(in thousands)	2008	2007	2006	2008	2007	2006

Net periodic benefit cost:
Service cost	$258	$345	$357	$75	$78	$93
Interest cost	251	265	245	144	131	145
Amortization of prior service cost (benefit)	(10)	(10)	(10)	41	40	41
Amortization of net loss	79	149	158	—	—	6
Settlement loss	405	—	1,007	—	—	—

Net periodic benefit cost	$983	$749	$1,757	$260	$249	$285

Other changes in other
comprehensive income:
Net loss (gain)	$106	$87		$414	$(99)
Amortization of net loss (gain)	(79)	(149)		(41)	—
Amortization of prior service cost (benefit)	10	10		—	(40)

Total recognized in other comprehensive income	37	(52)		373	(139)

Total recognized in net periodic benefit cost and other comprehensive income	$1,020	$697		$633	$110

Activity presented in other comprehensive income above began when the Bank adopted SFAS 158 on December 31, 2006. Therefore, only amounts related to 2007 and 2008 are applicable. Prior to adoption, the activity in other comprehensive income attributable to the Supplemental Retirement Plan and the Postretirement Health Benefit Plan were adjustments to the minimum liability; this activity is reported on the Statement of Changes in Capital under the caption “other” for 2006.

Notes to Financial Statements (continued)

The estimated net actuarial loss (gain), prior service cost (benefit) and transition obligation that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are:

	Supplemental	Postretirement Health
(in thousands)	Retirement Plan	Benefit Plan

Net actuarial loss	$112	$—
Prior service cost (benefit)	(10)	41

	$102	$41

The measurement date used to determine the current year’s benefit obligations was December 31, 2008. Key assumptions used for the actuarial calculation to determine benefit obligations and net periodic benefit cost for the Bank’s supplemental retirement plan and postretirement health benefit plan for the years ended December 31, 2008 and 2007 are presented in the tables below. The discount rate for both plans as of December 31, 2008 was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration based interest rate yields from the Citibank Pension Liability Index as of December 31, 2008 and solving for the single discount rate that produces the same present value.

	Supplemental			Postretirement Health
	Retirement Plan			Benefit Plan

Benefit Obligation	2008	2007	2006	2008	2007	2006

Discount rate	6.0%	6.25%	5.75%	5.75%	6.5%	5.75%
Salary increase	5.5%	5.5%	5.5%	n/a	n/a	n/a

	Supplemental			Postretirement Health
	Retirement Plan			Benefit Plan

Cost	2008	2007	2006	2008	2006	2005

Discount rate	6.25%	5.75%	5.5%	6.5%	5.75%	5.5%
Salary increase	5.5%	5.5%	5.0%	n/a	n/a	n/a

Assumed health care cost trend rates for the Bank’s postretirement health benefit plan at December 31, 2008 and 2007 are presented in the table below.

	December 31,	December 31,
Health Care Cost Trend Rates	2008	2007

Assumed for next year	5.0%	6.0%
Ultimate rate	5.0%	5.0%
Year that ultimate rate is reached	2009	2009

The effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $35 thousand and in APBO of $246 thousand. The effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $29 thousand and in APBO of $210 thousand.

Notes to Financial Statements (continued)

The supplemental retirement plan and postretirement health plan are not funded. Estimated future benefits payments reflecting expected future services for the years ending after December 31, 2008 were as follows:

(in thousands)	Supplemental	Postretirement Health
Years	Retirement Plan	Benefit Plan

2009	$86	$209
2010	100	221
2011	123	241
2012	140	256
2013	165	272
2014-2018	1,194	1,498

Note 20 – Transactions with Related Parties

The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investments. In addition, certain former members that still have outstanding transactions are also required to maintain their investment in Bank capital stock until the transactions mature or are paid off. All loans, including BOB loans, are issued to members and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to loans to members and mortgage loan purchases. All transactions with members are entered into in the normal course of business. In instances where the member also has an officer or a director who is a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. In accordance with Statement of Financial Accounting Standards No. 57, Related Party Disclosures, the Bank defines related parties as those parties meeting any one of the following criteria: (1) other FHLBanks in the System; (2) members with capital stock outstanding in excess of 10% of total capital stock outstanding; or (3) members and non-member borrowers that have an officer or director who is a director of the Bank.

The following table includes significant outstanding related party member balances.

	December 31,	December 31,
(in thousands)	2008	2007

Investments(1)	$427,485	$242,415
Loans to members	34,505,362	38,631,391
Deposits	15,354	1,238,562
Capital stock	2,260,791	2,136,392
MPF loans	123,670	124,749

The following table includes the MPF activity of the related party members.

	Year ended December 31,

(in thousands)	2008	2007	2006

Total MPF loan volume purchased	$10,262	$4,981	$1,239

The following table summarizes the Statement of Operations effects corresponding to the above related party member balances.

	Year ended December 31,

(in thousands)	2008	2007	2006

Interest income on investments(1)	$10,403	$9,393	$—
Interest income on loans to members	1,818,663	1,531,242	1,118,651
Interest expense on deposits	8,497	6,041	2,333
Interest income on MPF loans	7,064	7,054	8,296

Notes to Financial Statements (continued)

Note:

(1)	Reflects balances related to the Bank’s investment in Pennsylvania Housing Finance Agency (PHFA), of which one of the Bank’s elected Independent Directors is the CEO. The Bank owned this investment in 2006; however, it was not considered a related party transaction until PHFA’s CEO joined the Board in 2007. The Bank made additional purchases from PHFA in 2008 and 2007.

Prior to May 1, 2006, the Bank regularly sold participation interests in the mortgage loans purchased from members to the FHLBank of Chicago. Upon execution of the service agreement, which became effective May 1, 2006, both parties agreed to discontinue the practice and a transaction services fee is now being paid to the FHLBank Chicago in lieu of the participation. A new service agreement was executed on August 31, 2007 under which the Bank pays transaction services fees to FHLBank of Chicago. A minimum level of annual transaction service fees was established by FHLBank of Chicago; the Bank exceeded this minimum in 2008. On June 30, 2008, the Bank agreed to purchase up to $300 million of 100% participation interest in new MPF loans from FHLBank of Chicago. The agreement expired October 31, 2008; the Bank purchased $218.0 million of commitments as of October 31, 2008 and all were funded as of December 31, 2008.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year ended December 31,

(in thousands)	2008	2007	2006

Mortgage loans participated to FHLBank of Chicago	$—	$25	$88,031
Mortgage loans participated from FHLBank of Chicago	218,039	—	—
Servicing fee expense	336	174	68
Interest income on MPF deposits	107	265	297

	December 31,	December 31,
(in thousands)	2008	2007

Interest-earning deposits maintained with FHLBank of Chicago	$2,393	$4,389

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. See Note 14 for further information. The following table includes gross amounts transacted under these arrangements for the years ended December 31, 2008, 2007 and 2006. As of December 31, 2007, the Bank had $500 million reported as Loans to Other FHLBanks on the Statement of Condition. This balance was repaid on January 2, 2008.

	Year ended December 31,
(In millions)	2008	2007	2006

Borrowed from other FHLBanks	$20.2	$15.0	$123.0
Repaid to other FHLBanks	20.2	15.0	123.0
Loaned to other FHLBanks	—	500.0	400.0
Repaid by other FHLBanks	500.0	—	400.0

On occasion, two FHLBanks may agree to sell at fair value its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the year ended December 31, 2008, the Bank purchased the debt of other FHLBanks having a total par value of $300.0 million and a total fair value of $314.0 million. During the years ended December 31, 2006 and 2007, there were no sales of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2008, 2007 or 2006.

Notes to Financial Statements (continued)

Note 21 – Estimated Fair Values

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

On a recurring basis, the Bank carries derivatives as well as trading and available-for-sale securities at fair value on the Statement of Condition. Outlined below is the application of the fair value hierarchy established by SFAS 157 to the Bank’s financial assets and financial liabilities that are carried at fair value.

Level 1 – defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Certain of the Bank’s trading securities, which consist of publicly traded mutual funds, are considered Level 1 instruments.

Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank’s derivative instruments and certificates of deposit classified as trading securities are generally considered Level 2 instruments based on the inputs utilized to derive fair value.

Level 3 – defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those supported by little or no market activity or by the entity’s own assumptions. As a result of the current market conditions and the use of significant unobservable inputs, the securities in the Bank’s available-for-sale portfolio, which the Bank measures at fair value on a recurring basis, are considered Level 3 instruments.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis.  The following table presents for each SFAS 157 hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at December 31, 2008.

				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total

Assets:
Trading securities	$6,194	$500,613	$—	$—	$506,807
Available-for-sale securities	—	—	19,653	—	19,653
Derivative assets	—	911,901	—	(883,013)	28,888

Total assets at fair value	$6,194	$1,412,514	$19,653	$(883,013)	$555,348

Liabilities:
Derivative liabilities	$—	$2,660,855	$—	$(2,305,841)	$355,014

Total liabilities at fair value	$—	$2,660,855	$—	$(2,305,841)	$355,014

Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur. The following tables present a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the year ended December 31, 2008.

Balance at January 1, 2008	$24,916

Total gains or losses (realized/unrealized):
Included in net gains (losses) on changes in fair value	(2,842)
Included in other comprehensive income	(3,907)
Purchase, issuances and settlements	(3,845)
Transfers in and/or out of Level 3	5,331

Balance at December 31, 2008	19,653

Total amount of gains or losses for the twelve month period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31, 2008	$(2,842)

Fair Value on a Nonrecurring Basis.  The Bank measures certain held-to-maturity securities at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (i.e., when there is other-than-temporary impairment).

As presented in Note 7, the Bank recognized other-than-temporary impairment charges during the year ended December 31, 2008. Held-to-maturity securities with a carrying amount of $593.7 million were written down to their fair value of $330.5 million, resulting in an other-than-temporary impairment charge of $263.2 million, which was included in “other income (loss)” on the Statement of Operations for the year ended December 31, 2008. As a result of current market conditions and the use of significant unobservable inputs, these securities are considered Level 3 instruments.

Notes to Financial Statements (continued)

The following table presents these investment securities by level within the SFAS 157 valuation hierarchy, for which a nonrecurring change in fair value has been recorded and the total change in value of these assets for which a fair value adjustment has been included in the Statement of Operations for the year ended December 31, 2008.

	Nonrecurring Fair Value
	Measurements at December 31, 2008

					Loss Recognized
					for the Year Ended
(in thousands)	Level 1	Level 2	Level 3	Total	December 31, 2008

Held-to-maturity securities	$—	$—	$330,534	$330,534	$263,159

Estimated Fair Values.  The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2008 and 2007. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. In addition to these estimated fair value limitations on specific assets and liabilities, no value has been ascribed to the future business opportunities of the Bank which would be included in an overall valuation of the Bank as a going concern.

Subjectivity of estimates.  Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligations bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.

Cash and Due From Banks.  The estimated fair value approximates the recorded book balance.

Interest-Earning Deposits and Investment Securities.  The estimated fair value of non-mortgage-related securities and interest earning deposits is determined based on quoted market prices, when available. When quoted market prices are not available, the Bank estimates the fair value of these instruments by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

The Bank obtains prices for mortgage-related securities from three third-party pricing services. Typically, these prices are derived using a modified matrix pricing approach. The valuation inputs for matrix pricing basically consist of transaction data relating to other securities whose prices are more readily ascertainable in the market which is used to produce a hypothetical value based on the estimated spread relationship between the securities. In some instances, the fair value of certain securities cannot be determined solely through the use of matrix pricing due to the lack of relevant market data. As a result, the use of unobservable inputs and other qualitative factors is necessary in determining the fair value of these securities. Using the prices received from the third-party pricing services, and in some cases, other available information, the Bank follows an established framework of criteria to determine and validate the fair values. In certain limited instances (e.g., not all third party services provide a price, etc.), the Bank may derive an internally modeled price that is deemed appropriate after consideration of all relevant facts and circumstances.

Federal Funds Sold and Loans to Other FHLBanks.  The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for instruments with similar terms.

Notes to Financial Statements (continued)

Trading Securities.  Fair values for publicly traded mutual funds are based on quoted market prices. The estimated fair value of certificates of deposit is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for instruments with similar terms.

Loans to Members.  The Bank determines the estimated fair value of loans to members by calculating the present value of expected future cash flows from the loans and excluding the amount for accrued interest receivable. The discount rates used in these calculations are the replacement loan rates for loans to members with similar terms. Under Finance Agency regulations, loans to members with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the loans. Therefore, the estimated fair value of loans to members does not assign a value to the ability of the member to prepay the advance.

Mortgage Loans Held For Portfolio.  The estimated fair values for mortgage loans are determined based on quoted market prices of similar mortgage instruments. These prices, however, can change rapidly based upon market conditions.

Accrued Interest Receivable and Payable.  The estimated fair value approximates the recorded book value. Derivative accrued interest receivable and payable are excluded and are valued as described below.

Derivative Asset/Liabilities.  The Bank bases the estimated fair values of derivatives with similar terms on available market prices including derivative accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgment regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes. The Bank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank enters into master-netting agreements for interest-rate-exchange agreements with highly-rated institutions. In addition, the Bank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Banks’ net unsecured credit exposure to these counterparties. The Bank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

BOB Loans.  The estimated fair value approximates the carrying value.

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

Consolidated Obligations.  The Bank’s internal valuation model determines fair values of consolidated obligations bonds and discount notes by calculating the present value of expected cash flows using market-based yield curves. Adjustments may be necessary to reflect the FHLBanks’ credit quality when valuing consolidated obligations bonds measured at fair value. Due to the joint and several liability of consolidated obligations, the Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of consolidated obligations – bonds. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations bonds have been significantly affected during the reporting period by changes in the

Notes to Financial Statements (continued)

instrument-specific credit risk. Either no adjustment or an immaterial adjustment was made during the year ended December 31, 2008, as deemed appropriate by the Bank.

Mandatorily Redeemable Capital Stock.  The fair value of capital stock subject to mandatory redemption is generally equal to par value. Capital stock can be acquired by members only at par value and may be redeemed or repurchased at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure of the Bank.

Commitments.  The estimated fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at December 31, 2008 and 2007. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Commitments to Extend Credit for Mortgage Loans.  Certain mortgage loan purchase commitments are recorded as derivatives at their fair value.

The carrying value and estimated fair values of the Bank’s financial instruments at December 31, 2008 and 2007 are presented in the tables below.

2008 Fair Value Summary Table

	Carrying	Net Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$67,577	$—	$67,577
Interest-earning deposits	5,103,671	(39)	5,103,632
Federal funds sold	1,250,000	(19)	1,249,981
Trading securities	506,807	—	506,807
Available-for-sale securities	19,653	—	19,653
Held-to-maturity securities	14,918,045	(2,092,704)	12,825,341
Loans to members	62,153,441	(369,473)	61,783,968
Mortgage loans held for portfolio, net	6,165,266	137,799	6,303,065
BOB loans	11,377	—	11,377
Accrued interest receivable	434,017	—	434,017
Derivative assets	28,888	—	28,888
Liabilities
Deposits	$1,486,377	$(162)	$1,486,539
Consolidated obligations:
Discount notes	22,864,284	(18,341)	22,882,625
Bonds	61,398,687	(803,927)	62,202,614
Mandatorily redeemable capital stock	4,684	—	4,684
Accrued interest payable	494,078	—	494,078
Derivative liabilities	355,014	—	355,014

Notes to Financial Statements (continued)

2007 Fair Value Summary Table

	Carrying	Net Unrealized	Estimated
(in thousands)	Value	Gains (Losses)	Fair Value

Assets
Cash and due from banks	$67,388	$—	$67,388
Interest-earning deposits	4,389	—	4,389
Federal funds sold	4,725,000	(432)	4,724,568
Trading securities	7,592	—	7,592
Available-for-sale securities	42,370	—	42,370
Held-to-maturity securities	19,911,883	(271,113)	19,640,770
Loans to members	68,797,522	19,892	68,817,414
Mortgage loans held for portfolio, net	6,219,736	(64,062)	6,155,674
BOB loans	12,830	—	12,830
Loans to other FHLBanks	500,000	(46)	499,954
Accrued interest receivable	529,031	—	529,031
Derivative assets	46,969	—	46,969
Liabilities
Deposits	$2,255,662	$(18)	$2,255,680
Consolidated obligations:
Discount notes	34,685,085	(703)	34,685,788
Bonds	58,613,389	(285,726)	58,899,115
Mandatorily redeemable capital stock	3,929	—	3,929
Accrued interest payable	557,178	—	557,178
Derivative liabilities	430,295	—	430,295

Note 22 –	Commitments and Contingencies

As described in Note 15, the twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. The Finance Agency, in its discretion and notwithstanding any other provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2008 and through the filing date of this report, the Bank does not believe that it is probable that they will be asked to do so.

The FHLBanks considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations. The Bank considers the joint and several liability as a related party guarantee. Related party guarantees meet the recognition scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at December 31, 2008 and 2007. The par amounts of the FHLBanks’ consolidated obligations for which the Bank is jointly and severally liable were approximately $1.3 trillion and $1.2 trillion at December 31, 2008 and 2007, respectively.

Notes to Financial Statements (continued)

During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the 12 FHLBanks. Any borrowings by one or more of the FHLBanks under GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of Bank loans to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by the Fannie Mae or Freddie Mac. The Bank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of December 31, 2008, the Bank had provided the U.S. Treasury with listings of loans to members collateral amounting to $19.3 billion, which provides for maximum borrowings of $16.8 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of December 31, 2008, the Bank has not drawn on this available source of liquidity and has no immediate plans to do so.

Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including BOB loans, totaled approximately $4.4 million and $2.1 billion at December 31, 2008 and 2007, respectively. Commitments can be for periods of up to twelve months. Standby letters of credit are executed for members for a fee. A standby letter of credit is generally a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were as follows:

(in millions)	2008	2007

Outstanding notional	$10,002.3	$2,505.2
Final expiration year	2010	2009
Original terms	Less than one month to 1.29 years

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the guaranteed entity. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are collateralized at the time of issuance.

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $31.2 million and $6.6 million at December 31, 2008 and 2007, respectively. Master Commitments are generally for periods not to exceed 365 days. In accordance with Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), such commitments entered into after June 30, 2003, are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. The Bank had pledged, as collateral, cash and securities to counterparties that have market risk exposure from the Bank related to derivative agreements. The Bank had $1.4 billion cash pledged at December 31, 2008 and $60.6 million cash pledged at December 31, 2007. There were no securities pledged as of December 31, 2008 or 2007.

The Bank had committed to issue or purchase consolidated obligations totaling $635.0 million and $960.0 million at December 31, 2008 and 2007, respectively.

The Bank terminated its previous lease and signed a new lease, effective May 1, 2008, to remain at its existing location, 601 Grant Street. The lease has a term of 17 years, expiring April 30, 2025, with the option for two

Notes to Financial Statements (continued)

additional renewal terms of five years each at 90% of market terms. However, the Bank also has the right to terminate the lease, after 10, 12 and 14 years at a cost estimated to be less than $1.0 million. The Bank charged to operating expense net rental costs of approximately $2.2 million, $2.6 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

Future minimum rentals at December 31, 2008, are presented below.

	December 31, 2008

(in thousands)	Premises	Equipment	Total

2009	$1,842	$99	$1,941
2010	1,823	81	1,904
2011	1,857	82	1,939
2012	1,870	—	1,870
2013	1,814	—	1,814
Thereafter	22,338	—	22,338

Total	$31,544	$262	$31,806

As discussed in Note 11, the Bank has terminated all of its derivative contracts with LBSF. Related to the termination of these contracts, the Bank has a receivable due from LBSF in the amount of $41.5 million as of December 31, 2008. The receivable from LBSF is recorded in the Bank’s Statement of Condition within Other Assets. Management believes it is probable that a loss has been incurred with respect to this receivable as of December 31, 2008. However, the Bank has not recorded a reserve with respect to the receivable from LBSF as of December 31, 2008 because, at this time, the Bank is unable to reasonably estimate the amount of loss that has been incurred. The Bank has filed an adversary proceeding against LBSF and J.P. Morgan Chase Bank, N.A. (JP Morgan) to return the cash collateral posted by the Bank associated with the derivative contracts. See discussion within Item 3. Legal Proceedings for more information with respect to the proceeding.

Notes 2, 8, 11, 15, 16, 17, 18, 19 and 20 also discuss other commitments and contingencies.

Supplementary Data

In addition to the Financial Statements and related notes and the report of PricewaterhouseCoopers, LLP; the schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission that would appear in Item 8. Financial Statements and Supplementary Data are included in the “Financial Information” section in Item 7. Management’s Discussion and Analysis.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A:	Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

See “Item 8. Financial Statements and Supplementary Financial Data – Management’s Annual Report of Internal Control over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B:	Other Information

None

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Directors

Following enactment of the Housing Act, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank’s members (Independent Directors). Prior to enactment of the Housing Act, the Bank’s Board was comprised of a combination of directors elected by the members and public interest directors appointed by the Finance Agency. No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes nine Member Directors and six Independent Directors. As a result of the Housing Act, the procedures for nominating Independent Directors have changed over the past year. See Item 4. Submission of Matters to a Vote of Security Holders in this 2008 Annual Report filed on Form 10-K for details.

The following table sets forth certain information (ages as of February 28, 2009) regarding each of the Bank’s directors. No director of the Bank is related to any other director or executive officer of the Bank by blood, marriage, or adoption.

			Term	Board
Name	Age	Director Since	Expires	Committees

Dennis S. Marlo (Chair) (Member)	66	2002	2009	(a)(b)(c)(d)(e)(f)(g)
H. Charles Maddy, III (Vice Chair) (Member)	45	2002	2010	(a)(b)(c)(d)(e)(f)(g)
Patrick A. Bond (Independent)	59	2007	2012	(b)(c)(d)(g)
Rev. Luis A. Cortés, Jr. (Independent)*	51	2007	2009	(c)(d)(e)(g)
Walter D’Alessio (Independent)	75	2008	2010	(c)(d)(e)
John K. Darr (Independent)	64	2008	2010	(a)(b)(f)
David R. Gibson (Member)	52	2007	2010	(a)(b)(c)(g)
Brian A. Hudson (Independent)	54	2007	2012	(a)(e)(f)(g)
Glenn B. Marshall (Member)	50	2008	2010	(a)(b)(f)
John C. Mason (Member)****	54	2009	2010	(b)(c)
John S. Milinovich (Member)	56	2009	2012	(a)(e)(f)
Edward J. Molnar (Member)**	68	2004	2009	(c)(d)(g)
Sarah E. Peck (Independent)***	52	2007	2009	(c)(d)(e)
Patrick J. Ward (Member)	53	2007	2009	(a)(b)(f)(g)
Robert W. White (Member)	64	2009	2012	(d)(e)(f)

(a)	Member of Audit Committee

(b)	Member of Finance and Risk Management Committee

(c)	Member of Human Resources Committee

(d)	Member of Governance Committee

(e)	Member of Community Investment and Public Policy Committee

(f)	Member of Products & Services Committee

(g)	Member of Executive Committee

(*)	Rev. Cortés served a previous term from 2002 to 2004 as an appointed director.

(**)	Mr. Molnar served a previous term from 1982 to 1988 as an elected director.

(***)	Ms. Peck served a previous term from 1997 to 2002 as an appointed director.

(****)	Mr. Mason was appointed by the Board to fill a vacant non-guaranteed stock Member Director seat.

Dennis S. Marlo (Chair)

Dennis Marlo has served on the Board of Directors of the Bank since November 2002. Mr. Marlo is currently Managing Director of Sanctuary Group LTD, a financial and executive advisory firm located in Malvern, Pennsylvania. In addition, he is an Executive Vice President of Sovereign Bank, representing the Bank in various community, bank industry and Bank related activities. Mr. Marlo serves as a Director on the Board of NOVA Bank as well. Formerly, Mr. Marlo served as the Chief Risk Management Officer, Chief Financial Officer, Treasurer and President of the Pennsylvania Retail Banking Division of Sovereign Bancorp, Inc. (SOV – NYSE) and its wholly owned subsidiary, Sovereign Bank from 1998 to 2004. He came to Sovereign in 1998 through a merger with ML Bancorp, Inc. Previously, Mr. Marlo served as the President and Chief Executive Officer of ML Bancorp, Inc. (MLBC – NASDAQ) and its wholly owned subsidiary, Main Line Bank, as well as Chief Financial Officer from 1989 to 1998. Prior to his association with ML Bancorp, he was employed for 25 years at KPMG Peat Marwick and its predecessor organizations, where he retired as a partner in the firm. A graduate of LaSalle University and a Certified Public Accountant (CPA), Mr. Marlo also completed studies at the Graduate School of Community Bank Management, University of Texas/Austin. He is currently a member of the Board of Trustees of Harcum College in Bryn Mawr, Pennsylvania; the Board of Directors of EnerSys (ENS-NYSE) in Reading, Pennsylvania; the Board of Directors of Main Line Health Real Estate, LP; the Lankenau Hospital Foundation Board of Trustees in Wynnewood, Pennsylvania; and a member of the Council of President’s Associates of LaSalle University in Philadelphia. He is also a member of both the American and Pennsylvania Institutes of Certified Public Accountants and the Financial Managers Society, having served on its national board of directors. He is an active licensed Certified Public Accountant in the Commonwealth of Pennsylvania.

H. Charles Maddy, III (Vice Chair)

H. Charles Maddy, III joined the Board of Directors of the Bank in January 2002. Mr. Maddy is president and chief executive officer of Summit Financial Group, Inc. in Moorefield, West Virginia. He is also a member of the boards of directors for Summit Financial Group and its banking subsidiary Summit Community Bank. Mr. Maddy is also a director for the West Virginia Bankers Association and the Hardy County Child Care Center. He is a past president and past director of the West Virginia Association of Community Bankers, and a CPA certified by the West Virginia Board of Accountancy. Mr. Maddy graduated magna cum laude from Concord College in Athens, West Virginia, earning a bachelor of science degree in business administration with a concentration in accounting.

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

Luis A. Cortés

Luis Cortés joined the Board of Directors of the Bank in April 2007. Reverend Cortés has served as the President and CEO of Nueva Esperanza since its inception in 1986. Esperanza, is the largest Hispanic faith-based organization in the country. The not-for-profit corporation has over 250 employees and manages an $18 million budget. The organization is networked with over ten thousand Latino congregations in the United States. He is also President Emeritus of Hispanic Clergy of Philadelphia, a religious organization. He has served as a board member of the FHLBank Pittsburgh from 2002-2004, which included his serving as vice chairman of the Board. He also serves on the board of The Cancer Treatment Centers of America, a privately held cancer hospital, as well as on the board of the Institute for the Study of Civic Values, a nonprofit in Pennsylvania, since 1993.

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

John K. Darr

John Darr joined the Board of Directors of the Bank in January 2008. Mr. Darr, who retired from FHLBanks’ Office of Finance at the end of 2007 and resides in Delaware, served as managing director of the Office of Finance for 15 years. He had been responsible for issuing debt in the global capital markets on behalf of the twelve FHLBanks, consistent with their mission of providing low-cost liquidity to their respective member-owner financial institutions. He was also responsible for issuing the FHLBank System’s Combined Financial Statements and was intimately involved in the System’s SEC Registration process. Mr. Darr has a total of 35 years of business experience, including several years as Treasurer of FHLBank-San Francisco and as a director at Mortgage IT, a mortgage banking real estate investment trust. As a director of Manna, Inc. for more than ten years, Mr. Darr has served as chair of the board’s Audit and Finance Committee, as co-chair of its Leadership Committee and as a fund raiser for the $12 million organization. Manna, Inc., a faith-based institution, is devoted to building or rehabilitating very low-and low-income housing in the nation’s capital as well as providing homeownership counseling, mortgage brokerage and post-ownership support to project residents. It is credited with having provided more than 1,000 units of affordable housing over the past 25 years as well as counseling hundreds of homebuyers.

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

John C. Mason

John Mason was appointed by the Bank’s Board to fill a vacant non-guaranteed stock seat on the Board and began his term January 1, 2009. Mr. Mason is ING Bank, FSB’s (ING DIRECT USA) Chief Investment Officer and Treasurer. Mr. Mason joined ING in June 2004. Mr. Mason has over 30 years of experience in the financial services industry. Mr. Mason graduated from Indiana University in Bloomington, Indiana with a Bachelor’s of Science degree in Business Economics. Mr. Mason is a participant in the Junior Achievement Titan and Economics for Success Programs.

John S. Milinovich

John Milinovich was elected to the Board of Directors of the Bank and began his term January 1, 2009. Mr. Milinovich is Executive Vice President, Treasurer and CFO of Washington Federal Savings Bank. Mr. Milinovich has 35 year’s experience including 10 years banking experience and 25 years of public accounting experience. Mr. Milinovich holds a Bachelor of Science degree in Accounting from Duquesne University and has continuously maintained his CPA license in Pennsylvania from 1976 to present. He has completed the graduate-level America’s Community Bankers – National School of Banking program at Fairfield University, where he received the prestigious Chairman’s Award for leadership ability and academic excellence. Mr. Milinovich serves on the Washington County Chamber of Commerce’s Board and Executive Committee, holding the office of Past Chairman. Mr. Milinovich has served on the Steering Committee of the Southwestern PA Growth Alliance, the Board of Directors of the Southwest Corner Workforce Investment Board, the Board of Governors of the Pennsylvania Economy League – Western Division, as Chairman of the Washington County Branch of the Pennsylvania Economy League, as Treasurer and Board Member of the United Way of Washington County, as Chairman of the PICPA State Continuing Professional Education Committee and as a Committee member of the PICPA State Education Committee.

Edward J. Molnar

Edward Molnar has served on the Board of Directors of the Bank since 2004. Mr. Molnar is Chairman of both Harleysville Savings Financial Corporation and Harleysville Savings Bank. With over 45 years’ experience in banking, Mr. Molnar is a past member of the board of directors of Americas’ Community Bankers, past chairman of the Pennsylvania Association of Community Bankers and past chairman of the bank advisory counsel of the Federal Reserve Bank of Philadelphia. Mr. Molnar also served as a member of the Thrift Advisory Council of the Federal Reserve Board.

Sarah E. Peck

Sarah Peck joined the Board of Directors of the Bank in April 2007. Ms. Peck is President and owner of Progressive Housing Ventures, LLC, Malvern, Pennsylvania. Her career includes thirty years of experience in real estate economics and development. She has a BA from Yale University and an MS from the London School of Economics. She is a former member and committee chair of the Board of Directors of FHLBank Pittsburgh; co-founder and member of the Commercial Real Estate Women; member, Planning Commission of Charlestown Township, Chester County; co-founder and member, Charlestown Citizens Forum; Director and Building Committee chair, Beth Chaim Reform Congregation; member, National Association of Homebuilders, Multifamily Council; member, Urban Land Institute; past president and co-founder, Housing Partnership of Chester County; past Marketing Committee chair and Board member, Chester County Fund for Women and Girls; and past member, Young President’s Organization. She has been honored with awards such as National Builder of the Year, Professional Builder Magazine; Woman of Distinction, Philadelphia Business Journal; Woman of Achievement and Business, March of Dimes; and Businesswoman of the Year, Great Valley Chamber of Commerce. Ms. Peck was also the recipient of the 2008 Pennsylvania Building Innovation Award by the PA Association of Homebuilders.

Patrick J. Ward

Patrick Ward has served on the Board of Directors of the Bank since January 2007. Mr. Ward is currently chairman and chief executive officer of Penn Liberty Bank. Mr. Ward has more than 20 years of experience in the banking industry, including executive experience with Citizens Bank of Pennsylvania and Commonwealth Bancorp in Malvern, Pennsylvania. He also held a variety of positions at Mellon Bank. Mr. Ward is a graduate of Carnegie Mellon University with a degree in Economics and earned his MBA at The University of Notre Dame. He serves on the boards of directors of the Philadelphia Police Athletic League, Phoenixville Area YMCA, EconomicsPennsylvania and the Chester County Chamber of Commerce.

Robert W. White

Robert White was elected to the Board of Directors of the Bank and began his term January 1, 2009. Mr. White began his banking career in 1970 after serving as a First Lieutenant in the United States Army from 1966 to 1969, including a tour of duty in Vietnam. He joined Abington Bank in 1974. In 1991, he was appointed President and subsequently became CEO and Chairman of the Board in 1994. Mr. White also served as Chairman of the Board, President and CEO of Abington Community Bancorp, Inc., after the Bank’s conversion to mutual holding company form in June 2004, and has served as Chairman of the Board, President and CEO of Abington Bancorp, Inc. (Nasdaq: ABBC), since the bank’s conversion to a full stock public company in June 2007.

Audit Committee

The Audit Committee has a written charter adopted by the Bank’s Board. The Audit Committee is directly responsible for the appointment, compensation and oversight of the Bank’s independent Registered Public Accounting Firm (RPAF) and Chief Internal Auditor. The Audit Committee is also responsible for approving all audit engagement fees, as well as any permitted non-audit services with the independent RPAF. The Audit Committee preapproves all auditing services and permitted non-audit services to be performed for the Bank by the independent RPAF. The independent RPAF reports directly to the Audit Committee. The Bank’s Chief Internal Auditor also reports directly to the Committee.

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

As of February 28, 2009, the Audit Committee was composed of Messrs. Hudson (Chair), Ward, Darr, Gibson, Marshall and Milinovich. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Messrs. Hudson, Ward, Darr, Gibson and Milinovich are each an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether each “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Hudson, Ward, Gibson and Milinovich are not independent. Mr. Darr is independent. Messrs. Hudson, Ward, Gibson and Milinovich are independent according to the Finance Agency rules applicable to members of the audit committees of the boards of directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of February 28, 2009) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity in Which Serves

John R. Price	70	President and Chief Executive Officer
Marshal S. Auron	51	Chief Risk Officer
John J. Bendel	44	Director, Community Investment
Dale N. D’Alessandro	55	Managing Director, Human Resources
Paul H. Dimmick	59	Managing Director, Capital Markets
Teresa M. Donatelli	45	Chief Information Officer
Craig C. Howie	46	Group Director, Member Services
Kristina K. Williams	44	Chief Financial Officer
Dana A. Yealy	49	General Counsel and Corporate Secretary

John R. Price became President and Chief Executive Officer of the Bank on January 2, 2006. Prior to joining the Bank, Mr. Price was a senior advisor to the Institute of International Finance. Mr. Price also held several senior-level positions at JP Morgan Chase & Co. in New York (formerly Manufacturers Hanover Trust Co. which later merged into Chemical Bank and Chase Manhattan Bank). Mr. Price was responsible for the mortgage banking and consumer finance subsidiaries, led the team advising the U.S. government on the securitization on $5 billion of community development and rural low-income housing loans, and earlier served as corporate secretary. Mr. Price graduated from Grinnell College in Iowa, was named a Rhodes Scholar, earned advanced degrees in Development Economics and Diplomatic History from Queens College at Oxford University and received his law degree from Harvard Law School. Mr. Price was a member of the Board and chair of the Audit Committee of the Principal Financial Corporation, is a life trustee of Grinnell College and was the founding chairman of Americans for Oxford. Mr. Price also served as president of the Bankers Association for Finance and Trade.

Marshal S. Auron was named Chief Risk Officer in March, 2008. Between 2003 and 2008, he had been responsible for the Bank’s research, assessment and development of new product lines and business ideas. For the seven years prior to that, he was head of the Risk Management Department, responsible for measuring, modeling and assisting in managing the Bank’s interest rate risk profile. Prior to his time in Risk Management, Mr. Auron served as one of the Bank’s Credit Product Development Managers. Mr. Auron joined the Bank in 1992 from Pittsburgh National Bank (currently PNC Bank, NA), where he was a Vice President and Senior Portfolio Manager in the Asset and Liability Management Division. He is a graduate of the University of Pittsburgh where he received an MBA in Finance and he has a Bachelor of Science degree in Political Science and Economics from American University.

John J. Bendel joined the Bank in 1995 and is the Director of Community Investment. Mr. Bendel previously worked for Mullin & Lonergan Associates, an affordable housing and community development consulting firm based in Philadelphia. Mr. Bendel received a Master of Science degree in Public Administration from the University of Pittsburgh and a Bachelor of Science degree in Business Administration from St. Vincent College. Active in the community, Mr. Bendel serves as Chairman of the Board for Residential Resources, Inc., and is a Board member of the Pittsburgh Partnership for Neighborhood Development, Pennsylvania Rural Development Council and the Commonwealth Cornerstone Group. He also serves as Chairman of Rural Local Initiatives Support Corporation’s Pennsylvania Steering Committee and as a member of the West Virginia Interagency Housing Council.

Dale N. D’Alessandro joined the Bank in 2008 as the Managing Director of Human Resources. Prior to joining the Bank, Mr. D’Alessandro was the Vice President – Human Resources for Mylan Pharmaceuticals from 2003 to 2005. Before joining Mylan, Mr. D’Alessandro spent 27 years at Dominion Resources’ Pittsburgh office where he served in a variety of capacities. Mr. D’Alessandro earned a bachelor degree in Human Resource Management from Geneva College, and attended St. Francis University for a Masters degree in Human Resources and Industrial Relations. Mr. D’Alessandro is a member of the Pittsburgh Human Resources Association, Society of Human Resources Management and Leadership Pittsburgh.

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

Craig C. Howie joined the Bank in 1990, and is the Group Director of the Bank’s Member Services department which includes Member Money Desk, Sales and Marketing, Mortgage Partnership Finance, Bank4Banks and Safekeeping. Before joining the Bank, Mr. Howie worked for Chemical Bank in New York as an Assistant Vice President in Mortgage Capital Markets. Prior to that, Mr. Howie worked for GMAC as an Assistant Vice President in Secondary Marketing. Mr. Howie received a Bachelors degree in Finance and Marketing from Susquehanna University and a Masters degree in Business Administration with a concentration in Finance from Drexel University.

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

Dana A. Yealy joined the Bank in 1986, and has served as General Counsel since August 1991. Mr. Yealy is responsible for the legal, government relations, corporate secretary and ethics functions of the Bank. Prior to joining the Bank, he was an attorney with the Federal Home Loan Bank of Dallas. Mr. Yealy earned his Bachelors degree in Economics from Westminster College, his Juris Doctorate from the Dickinson School of Law, and his LL.M in Banking Law from the Boston University School of Law. Mr. Yealy is a member of the Association of Corporate Counsel, the Society of Corporate Secretaries & Governance Professionals, and the Society of Corporate Compliance and Ethics. Mr. Yealy is also a member of the American, Pennsylvania and Allegheny County Bar Associations.

Each executive officer serves at the pleasure of the Board of Directors.

Code of Conduct

The Bank has adopted a code of ethics for all of its employees and directors, including its chief executive officer, chief financial officer, controller, and those individuals who perform similar functions. A copy of the code of ethics is on the Bank’s public website, www.fhlb-pgh.com, and will be provided without charge upon written request to the Legal Department of the Bank at 601 Grant Street, Pittsburgh, PA 15219, Attention: General Counsel. Any amendments to the Bank’s Code of Conduct are posted to the Bank’s public website, www.fhlb-pgh.com.

Item 11:	Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis (CD&A) presents information related to the Bank’s compensation program provided to its Principal Executive Officer (the CEO) and other Named Executive Officers (other Executives). The information includes, among other things, the objectives of the Bank’s compensation program and the elements of compensation the Bank provides to its CEO and other Executives.

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

In 2008, the Bank’s CEO and other Executives were compensated through a mix of base salary, eligibility for incentive compensation awards, benefits and perquisites, with base salary as the core component of the total compensation package. The Bank’s compensation plan for the CEO and other Executives establishes each component of compensation to be competitive within the Federal Home Loan Bank System (FHLBank System). The salary range data for comparable positions at the other FHLBanks serves as the primary benchmark for the CEO and the other Executives with the Bank targeting to pay the median of such salary range. A periodic review of the financial services market survey data (defined as those institutions with assets less than $25 billion) is conducted at least annually, as well as on an interim basis should variations arise or if the data indicates a need to differ from this benchmarking approach. Although the Bank had assets of $91.0 billion at December 31, 2008, for compensation purposes the Board has considered institutions with assets less than $25 billion to be comparable to the Bank in terms of the relative complexity of the business. As the Bank is a cooperative, it does not offer equity-based compensation as is typically offered in publicly-traded financial services institutions; however, the Bank’s incentive compensation and enhanced retirement benefits for the CEO and other Executives together are intended to provide a competitive compensation package.

Human Resources Committee’s Role and Responsibilities

The Board’s Human Resources Committee (HR Committee) is responsible for the establishment and oversight of the CEO’s compensation and oversight of other Executives’ compensation. This includes setting the objectives of and reviewing performance under the Bank’s compensation, benefits and perquisites programs for the CEO and other Executives.

Additionally, the HR Committee has adopted the practice of periodically retaining compensation and benefit consultants and other advisors, as well as reviewing analysis from the Bank’s Human Resources Department (HR Department), to assist in performing its duties in regard to the CEO’s and other Executives’ compensation. A comprehensive total compensation study was conducted in 2007.

Role of the Federal Housing Finance Agency

Under the Housing Act, which became effective July 30, 2008, the FHLBanks’ regulator, the Finance Agency, has been granted certain authority over executive compensation. Specifically under the Housing Act the Director of the Finance Agency is: a) authorized to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses and b) if an FHLBank is undercapitalized, the Finance Agency Director may also restrict executive compensation. Additionally, until December 31, 2009, the Finance Agency Director has additional authority to approve, disapprove or modify executive compensation. The Finance Agency has directed the Bank and all the FHLBanks to submit to the Agency at least four (4) weeks prior to action by the Bank’s board, all proposed compensation and benefits actions in regard to the CEO or other Executives that require approval by the Bank’s Board. Effective January 29, 2009, the Finance Agency issued a final regulation regarding prohibitions on golden parachute payments.

Determining the CEO’s Cash Compensation

Consistent with 2007, in 2008 the HR Committee used the FHLBanks as the peer group for benchmarking the CEO’s cash compensation. The Board determined that the chief executive officer positions at the other FHLBanks were the best comparison. The CEO’s cash compensation (including both base salary and incentive compensation) was compared to the median for all FHLBanks’ chief executive officers. The HR Committee considered the benchmark data, length of service in the position and job performance when determining the CEO’s cash compensation.

For 2009, the HR Department presented the data on CEO cash compensation at the other FHLBanks to the HR Committee and the HR Committee considered this information in determining the CEO’s cash compensation. However, in view of the Bank’s financial performance, the CEO recommended and the Board agreed to forego a 2009 base salary increase for the CEO.

Determining Other Executives’ Cash Compensation

For 2008, with respect to other Executives’ base salaries and incentive compensation, the HR department used the FHLBanks’ survey data to determine competitive cash compensation. The base salary range midpoint for other Executives was based on the median of the FHLBank System survey data. A review of the financial services industry survey data reflecting institutions with asset size of $25 billion or less was also used to determine consistency with FHLBank System survey data. Actual annual base salary and incentive compensation payout levels were determined based on review of the FHLBank survey data, length of service in the position, and job performance.

For 2009, the CEO’s recommendations for any adjustments to other Executives’ cash compensation were reviewed and approved by the HR Committee which, in turn, then recommended any adjustments to the full Board for final approval. Management recommended and the Board agreed to forego 2009 base salary increases for other Executives.

2008 Variable Incentive Plan (VIP)

The Board has established VIP compensation award opportunities based upon the achievement of specific annual performance objectives that support the Bank’s operating and profitability goals. The VIP is designed to reward the CEO and other Executives for achievement of Bank and/or individual performance goals. These goals were both quantitative and qualitative as approved by the HR Committee and the Board. Award levels were generally set at threshold, target and maximum percentages of base salary; awards could also be paid for performance achievement at points in between these levels.

Additional key components of the VIP include the following:

•	As a retention strategy, 20 percent of each award to the CEO and other Executives is retained and subject to forfeiture if employment terminates within three years (other than in the case of involuntary termination other than cause, retirement, death, disability); and

•	No award payments shall be made under the VIP if the Bank’s Member Value Focus goal (as described below) has not been achieved at the threshold level for the plan year. In 2008, in determining payouts above the threshold level, the Bank’s performance as compared to its peers was required to be considered by the Board.

The Board has the discretion to determine whether or not to pay out awards, increase awards or reduce awards. This includes cases in which the goals may or may not have been met. In 2006, 2007, and 2008, the Board did not exercise the discretion to increase, decrease or eliminate award payouts.

CEO’s VIP Goals.  In its adoption of the VIP, the Board determined that higher level positions within the organization should have a greater impact on the achievement of Bank goals. Therefore, 90 percent of the VIP award opportunity for the CEO in 2008 was based on achievement of the following three Bank goals:

Bank Goals

•	Member Value Focus – 30 percent. As the Bank’s financial performance, indicated by the earned dividend rate, is a key measure of the Bank’s success, achieve a dividend rate that exceeds the Bank’s Operating Plan and provides shareholders an appropriate yield given market conditions.

•	Customer Focus – 30 percent. Complete at least six of the following eight specific objectives related to the Bank’s core businesses: increase loans to members volume, increase loans to members penetration, implement new loan products, implementation of new capital plan amendment to create a subclass of capital stock to allow for payment of patronage dividend based on member loan volume, increase maximum borrowing capacity growth, MPF risk transfer mechanism proposal submission to the Finance Agency, new member recruitment, and recruiting new PFIs

•	Community and Economic Development Initiative Focus – 30 percent. Develop initiatives to promote quality community and economic development and support infrastructure finance opportunities as well as expand profits through new opportunities.

Individual Goal

The remaining 10 percent of the CEO’s VIP award opportunity was based on implementing a new governance process at the CEO level within the FHLBank System that provided for more effective administration of FHLBank System issues and information sharing.

Other Executives’ VIP Goals.  The weighting of the other Executives’ Bank goals was established at 70-75 percent of each other Executives’ total award opportunity. The remaining annual award opportunities were weighted toward individual performance goals. See the Summary Compensation Table and accompanying narrative for additional information.

Status reports on all of the incentive goals were reviewed with the Committee at least once during the year and the goals were modified as appropriate.

VIP Award Opportunity.  The award opportunity levels in 2008, expressed as a percentage of base salary were:

Position	Threshold	Target	Maximum

CEO	32.5%	55%	100%
Other Executives	28.75%	40%	77.5%

The results of the performance goals are detailed in the Summary Compensation Table and accompanying narrative.

Additional Incentives

From time to time, the CEO has recommended, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging and time sensitive nature. There were no additional incentive awards granted in 2008.

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

Additionally, the Bank provides a tax gross-up for some of the perquisites offered, including relocation benefits. Perquisites for the CEO and other Executives are detailed on the Summary Compensation Table and accompanying narrative, where aggregate perquisites exceeded $10,000 in 2008.

Employee Benefits

The Board and Bank management are committed to providing competitive, high-quality benefits designed to promote health, well-being and income protection for all employees. As described above, the Bank has benchmarked the level of benefits provided to the CEO and other Executives to the other FHLBanks and financial services firms. The Bank offers all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core and optional benefits offered include, but are not limited to, medical, dental, prescription drug, vision, long-term disability, short-term disability, flexible spending accounts, parking or transportation subsidy, worker’s compensation insurance, and life and accident insurance. The CEO and other Executives participate in these benefits on the same basis as all other full-time employees.

Qualified and Nonqualified Defined Benefit Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (PDBP), a tax-qualified, multiple-employer defined-benefit plan. The PDBP is a funded, noncontributory plan that covers all eligible employees. For all employees hired prior to January 1, 2008, including the CEO and all other Executives, benefits under the plan are based upon a 2 percent accrual rate, the employees’ years of service and highest average base salary for a consecutive three-year period. Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment; a lump-sum payment or other additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received.

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the qualified PDBP due to Internal Revenue Code (IRC) and qualified PDBP limitations, including the IRC limitations on qualified pension plan benefits for employees earning $230,000 or more for 2008.

As a nonqualified plan, the benefits do not receive the same tax treatment and funding protection as the qualified plan, and the Bank’s obligations under the SERP are a general obligation of the Bank. The terms of the SERP provide for distributions from the SERP upon termination of employment with the Bank or in the event of the death or disability of the employee. Payment options under the SERP include annuity options as well as a lump-sum distribution option.

At the normal retirement age of 65, the CEO and other Executives are eligible for a retirement benefit equal to 2 percent times years of benefit service times their high three-year average salary and VIP compensation. If the CEO or other Executives select the early retirement benefit, payments may commence as early as age 45 but are reduced by an early retirement factor of 3 percent per year.

The portion of the VIP award percentages that are included in determining the CEO’s and other Executives’ SERP benefit is limited to no more than the amount of the incentive award that was included in the SERP calculation under the former Short-Term Incentive Compensation Plan (STI).

In 2009, the Bank will be changing the security vehicle for the SERP to a Rabbi trust.

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

In addition to the Thrift Plan, the CEO and other Executives are also eligible to participate in the Supplemental Thrift Plan, an unfunded nonqualified defined contribution plan that, in many respects, mirrors the Thrift Plan. The Supplemental Thrift Plan ensures, among other things, that the CEO and other Executives whose benefits under the Thrift Plan would otherwise be restricted by certain provisions of the IRC or limitations in the Thrift Plan are able to make elective pretax deferrals and receive the Bank matching contributions on those deferrals. In addition, the Supplemental Thrift Plan permits deferrals of and Bank matching contributions on the VIP compensation awards, subject to the limits on deferrals of compensation under the Supplemental Thrift Plan.

Thirty days prior to the beginning of the calendar year in which the compensation is to be earned and paid, the CEO and other Executives may elect to defer a percentage of their cash compensation. The CEO and other Executives may defer up to 80 percent of their total cash compensation, less their contributions to the Qualified Thrift Plan. The 20 percent retained portion of each VIP award is not eligible for deferral under the Supplemental Thrift Plan.

For each deferral period in the Supplemental Thrift Plan, the Bank credits a matching contribution equal to:

•	200 percent match on up to 3 percent of the CEO’s or other Executives’ base salary and annual incentive compensation irrespective of their years of service; less

•	The Bank’s matching contribution to the Qualified Thrift Plan.

The terms of the Supplemental Thrift Plan provide for distributions upon termination of employment with the Bank, in the event of the death of the employee or upon disability, at the discretion of the Human Resources Committee and in accordance with applicable IRC and other applicable requirements. Payment options under the Supplemental Thrift Plan include a lump-sum payment and annual installments for up to 10 years. No loans are permitted from the Supplemental Thrift Plan.

The portion of the VIP award that is eligible for a Bank matching contribution under the Supplemental Thrift Plan is limited to the percentage of each incentive award under the former STI plan that was eligible for Bank match for each such participant. In 2007, the Bank established a Trust for the Supplemental Thrift Plan (Rabbi trust). Notional investment options available to participants in the Supplemental Thrift Plan are the investments offered by The Principal Financial Group, (the administrator of the Rabbi Trust), which are substantially equivalent to those available under the Bank’s qualified defined contribution plan. See the “Nonqualified Deferred Compensation Table” and accompanying narrative below for more information.

Additional Retirement Benefits

The Bank currently provides post-retirement medical and life insurance benefits for its employees, including the CEO and other Executives who retire at age 60 or older with 10 years of service. Retirees and their spouses age 65 and older pay 60 percent of the medical premium for the retirees’ coverage and 80 percent of the premium for coverage for their spouse.

The Bank also provides $5,000 in term life insurance for all retirees, including the CEO and other Executives. The employees can purchase an additional $15,000 of coverage at group rates. The employee’s spouse is not eligible for the life insurance benefit.

Severance Policy (excluding change in control)

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

Change-in-Control (CIC) Agreements

The Bank has entered into CIC agreements with the CEO and other Executives. In 2007, the Board determined that CIC agreements are an important recruitment and retention tool and that having such agreements in place enables the CEO and other Executives to effectively perform and meet their obligations to the Bank if faced with the possibility of consolidation with another FHLBank. Several FHLBanks have such agreements in place with their executives. These agreements are a common practice in the financial services market.

In the event of a merger of the Bank with another FHLBank, where the merger results in the termination of employment (including resignation for “good reason” as defined under the CIC agreement) for the CEO or any other Executives, each such individual(s) is (are) eligible for severance payments under his/her CIC Agreement. Such severance is in lieu of severance under the Severance Policy discussed above. The Severance Policy (and in the case of the CEO, his separate severance agreement) continues to apply to employment terminations of the other Executives, other than those resulting from a Bank merger.

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

The CIC agreements were executed in November 2007. See Exhibits 10.9 and 10.9.1 to this 2008 Annual Report on Form 10-K for more information.

Compensation Committee Report

The HR Committee of the Bank’s Board has reviewed and discussed the CD&A with management. Based on its review and discussions with management, the HR Committee has recommended to the Board that the CD&A be included in the Bank’s 2008 Annual Report filed on Form 10-K.

The Human Resources Committee
of the Board of Directors

Edward J. Molnar, Chairman

Patrick A. Bond
Luis A. Cortés, Jr.
Walter D’Alessio
David R. Gibson
John C. Mason
Sarah E. Peck

Summary Compensation Table (SCT)

				Non-Equity
Name and				Incentive Plan	Change in Pension	All Other
Principal Position	Year	Salary	Bonus	Compensation	Value	Compensation	Total

John R. Price(1)	2008	$550,000	—	$0	$242,000	$59,811	$851,811
Chief Executive Officer	2007	550,000	—	541,750	167,000	48,015	1,306,765
	2006	500,004	—	250,001	111,000	499,005	1,360,010
Kristina K. Williams(2)	2008	$289,380	—	$0	$49,000	$23,325	$361,705
Chief Financial Officer	2007	273,000	—	208,163	20,000	22,239	523,402
	2006	257,917	$45,000	97,402	20,000	20,259	440,578
Paul H. Dimmick(3)	2008	$270,400	—	$0	$94,000	$22,129	$386,529
Managing Director,	2007	270,400	—	206,180	81,000	21,399	578,979
Capital Markets	2006	258,750	—	85,995	56,000	20,269	421,014
Craig C. Howie(4)	2008	$254,800	—	$0	$123,000	$20,281	$398,081
Group Director, Member Services	2007	254,800	—	184,730	66,000	19,129	524,659
Dana A. Yealy(5)	2008	$250,427	—	$0	$155,000	$20,004	$425,431
General Counsel	2006	228,779	—	85,793	48,000	17,510	380,082
William G. Batz(6)	2008	$178,634	—	$0	$1,039,000	$756,670	$1,974,304
Chief Operating Officer	2007	428,722	—	326,901	365,000	46,088	1,166,711
	2006	416,235	200,000	156,088	170,000	31,008	973,331
Notes:

(1)	For 2008, Mr. Price’s non-equity incentive plan compensation is the VIP described below. All other compensation includes employer contributions to defined contribution plans of $49,005, and perquisites totaling $10,782. Perquisites include parking benefits, spousal travel and child care expenses, personal miles on a company vehicle, financial planning/tax preparation benefits, and non-business travel expenses. For 2007, Mr. Price’s non-equity incentive plan compensation is the short-term and long-term incentive plan awards described in the Bank’s 2007 Annual Report filed on Form 10-K. All other compensation includes employer contributions to defined contribution plans of $48,000. For 2006, Mr. Price’s non-equity incentive plan compensation is the annual incentive plan award as described in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. All other compensation includes a $201,732 tax gross-up on relocation expenses, employer contributions to defined contribution plans of $30,000, and perquisites totaling $267,261. Perquisites include a relocation payment of $258,000, parking benefits, club memberships, spousal travel and child care expenses, personal miles on a company vehicle, and non-business travel expenses.

(2)	For 2008, Ms. Williams’ non-equity incentive plan compensation is the VIP described below. All other compensation includes employer contributions to defined contribution plans of $23,301. For 2007, Ms. Williams’ non-equity incentive plan compensation is the short-term and long-term incentive plan awards as described in the Bank’s 2007 Annual Report filed on Form 10-K. All other compensation includes employer contributions to defined contribution plans of $22,224. For 2006, Ms. Williams received a $25,000 increase in base salary in February when she was promoted to CFO. Ms. Williams was paid a $45,000 special additional award reflecting the magnitude of restating the Bank’s financials from 2001 to 2005 which was unplanned and which occurred concurrent with the SEC registration process. Non-equity incentive plan compensation is the annual incentive plan award as described in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. All other compensation includes employer contributions to defined contribution plans of $20,247.

(3)	For 2008, Mr. Dimmick’s non-equity incentive plan compensation is the VIP described below. All other compensation includes employer contributions to defined contribution plans of $22,105. For 2007, Mr. Dimmick’s non-equity incentive plan compensation is the short-term and long-term incentive plan awards as described in the Bank’s 2007 Annual Report filed on Form 10-K. All other compensation includes employer contributions to defined contribution plans of $21,384. For 2006, Mr. Dimmick received a $15,000 salary adjustment in February to bring his base salary to a level comparable with other executives. Non-equity incentive plan compensation is the annual incentive plan award as described in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. All other compensation includes employer contributions to defined contribution plans of $20,257.

(4)	For 2008, Mr. Howie’s non-equity incentive plan compensation is the VIP described below. All other compensation includes employer contributions to defined contribution plans of $20,257. For 2007, Mr. Howie’s non-equity incentive plan compensation is the short-term and long-term incentive plan awards as described in the Bank’s 2007 Annual Report filed on Form 10-K. All other compensation includes employer contributions to defined contribution plans of $19,114. Mr. Howie was an executive officer in 2006; however, he was not considered a named executive officer in 2006.

(5)	For 2008, Mr. Yealy’s non-equity incentive plan compensation is the VIP described below. All other compensation includes employer contributions to defined contribution plans of $19,980. Mr. Yealy was an executive officer in 2007; however, he was not considered a named executive officer in 2007. For 2006, Mr. Yealy’s non-equity incentive plan compensation is the annual incentive plan award as described in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. All other compensation includes employer contributions to defined contribution plans of $17,498.

(6)	Mr. Batz was the Bank’s former Chief Operating Officer. His position was eliminated and his employment was terminated on May 31, 2008. Mr. Batz executed a severance agreement which provided payments equal to 12 months base salary, or $428,722, payable in installments from June 13, 2008 through May 29, 2009; a lump sum payment of $237,000; coverage under the group medical program through May 31, 2009; and $20,000 in outplacement assistance. Mr. Batz’s change in pension value reflects receipt of lump sum payments for qualified and nonqualified defined benefit plan benefits for 2008 (see Pension Table). As a result of the lump sum payments, the present value of his accumulated benefits at December 31, 2008 was $0. All other compensation includes the previously described severance payments of $665,722; tax gross-ups of $4,810; employer contributions to defined contribution plans of $21,279; medical insurance premiums paid during the severance period of $8,562; payment for accrued and unused vacation at termination; and perquisites totaling $15,662. Perquisites include parking benefits, retirement gifts, personal miles on a company vehicle, and financial planning/tax preparation benefits. For 2007, Mr. Batz’s non-equity incentive plan compensation is the short-term and long-term incentive plan awards as described as described in the Bank’s 2007 Annual Report filed on Form 10-K. All other compensation includes employer contributions to defined contribution plans of $35,089, and perquisites totaling $10,984. Perquisites include parking benefits, spousal travel, personal miles on a company vehicle, and financial planning/tax preparation. For 2006, Mr. Batz received a $50,000 increase in base salary in January. Mr. Batz had more than 17 years experience at the Bank at that point; therefore, in conjunction with the hiring of the new CEO, the Board determined that it would create a void if the top two positions turned over at approximately the same time. The Board entered into a retention agreement with Mr. Batz in which he would receive a payment of $200,000 if he remained a part of the Bank’s executive team through January 2, 2007. Non-equity incentive plan compensation is the annual incentive plan award as described in the Bank’s 2006 Annual Report filed on Form 10-K, as amended. All other compensation includes employer contributions to defined contribution plans of $30,996.

Non-Equity Incentive Plan Compensation:

VIP

The CEO and all other Executives shared three goals related to the Bank’s earned dividend rate, customer-centric objectives, and community and economic development initiatives with performance measures at threshold, target and maximum as outlined below:

Member Value Focus — The specific performance measure at maximum was to achieve an earned dividend rate that provides an attractive spread to 3-month LIBOR which at maximum will be based on exceeding the best case scenario identified through sensitivity analysis prepared in developing the Bank’s Operating Plan. As a result of the Bank’s other-than-temporary impairment charge taken in fourth quarter 2008 and the instability of the economic environment, the Member Value Focus goal was not achieved at threshold.

Customer Focus — The specific performance measure at maximum was to complete six objectives, including item 6, from the following:

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

8. Recruit twenty (20) new Participating Financial Institutions (PFIs).

The Customer Focus goal was achieved at threshold with completion of items 1, 2 and 8 from the objectives above.

Community and Economic Development Focus — The specific performance measure at maximum was to complete three objectives from the following:

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

The Community and Economic Development Focus goal was achieved at target with completion of items 1 and 2 from the objectives listed above.

In addition to the three shared goals, the CEO and each other Executive also had one individual/department goal, as described below, which included performance measures at threshold, target and maximum.

Mr. Price and Mr. Yealy:

New Governance Processes — The specific performance measure at maximum was to gain the approval of the Bank Presidents’ Council or the Council of FHLBanks to adopt a plan for more effective information sharing between the FHLBanks. Actual performance was achieved at maximum.

Ms. Williams, Mr. Dimmick and Mr. Batz:

Market Risk — The specific performance measure at maximum was to design and implement a plan and timeline for new or improved measures for market value of equity and long-term earnings at risk. Actual performance was achieved at target.

Mr. Howie:

Upgrade Collateral Management Practices — The specific performance at maximum was to implement a new collateral management policy including the delivery of securities, implementing a comprehensive mortgage loan level listing program, and upgrading the Maximum Borrowing Capacity calculation process. Actual performance was achieved at maximum.

Based on the terms of the VIP, no award payment shall be made if the Bank Member Value Focus goal has not been achieved at the threshold level for the plan year. Therefore, no VIP payouts were awarded for 2008.

Change in Pension Value:

The qualified defined benefit plan, as described in the CD&A, provides a normal retirement benefit of 2% of a participant’s highest three-year average salary, multiplied by the participant’s years of benefit service. Earnings are defined as base salary, subject to an annual IRS limit of $230,000 on earnings for 2008. Annual benefits provided under the qualified plan also are subject to IRS limits, which vary by age and benefit payment type. The participant’s accrued benefits are calculated as of December 31, 2007 and December 31, 2008. The present value is calculated using the accrued benefit at each date valued multiplied by a present value factor based on an assumed age 65 retirement date, 6.70% interest and 50% of benefit valued using the 2000 RP Mortality table (static mortality table for lump sums) and 50% of benefit valued using the 2000 RP Mortality table (generational mortality table for annuities). The difference between the present value of the December 31, 2008 accrued benefit and the present value of the December 31, 2007 accrued benefit is the “change in pension value” for the qualified plan.

The nonqualified defined benefit plan, as described in the CD&A, provides benefits under the same terms and conditions as the qualified plan, except that earnings are defined as base salary plus VIP. Benefits provided under the qualified plan are an offset to the benefits provided under the nonqualified plan. The participants’ benefits are calculated as of December 31, 2007 and December 31, 2008. The present value is calculated using the accrued benefit at each date valued multiplied by a present value factor based on an assumed age 65 retirement date, 6.00% interest and the 2000 RP Mortality table (generational mortality table). The difference between the present value of the December 31, 2008 accrued benefit and the present value of the December 31, 2007 accrued benefit is the “change in pension value” for the nonqualified plan.

The total “Change in Pension Value” included in the Summary Compensation Table is the sum of the change in the qualified plan and the change in the nonqualified plan.

Grants of Plan-Based Awards

The following table shows the potential value of non-equity incentive plan awards granted to the named officers in 2008.

	Estimated Future Payouts Under
	Non-Equity Incentive Plan Awards
Name and Principal Position	Threshold	Target	Maximum

John R. Price	$178,750	$302,500	$550,000
Chief Executive Officer
Kristina K. Williams	$83,197	$115,752	$224,270
Chief Financial Officer
Paul H. Dimmick	$77,740	$108,160	$209,560
Managing Director, Capital Markets
Craig C. Howie	$73,255	$101,920	$197,470
Group Director, Member Services
Dana A. Yealy	$71,998	$100,171	$194,081
General Counsel

All are as described in the VIP section of the CD&A. Note that payment of 80 percent of any awarded amount will be made in 2010 and 20 percent of any award will accrue interest and be paid in 2013 as described in the VIP document. See Exhibit 10.10 to this 2008 Annual Report filed on Form 10-K. Payouts will be subject to achievement of performance goals established under the plan.

VIP

VIP Compensation for January 1, 2009, through December 31, 2009, and payouts are based on a percentage of the executive’s base salary as of December 31, 2009. Estimated future payouts were calculated based on executives’ salary on January 1, 2009, which reflects no annual merit increase above 2008 base salary as reported in the Summary Compensation Table.

Mr. Price’s VIP payout is 32.5% at threshold, 55% at target, and 100% at maximum. All of the other Executives have a variable incentive payout of 28.75% at threshold, 40% at target, and 77.5% at maximum.

The CEO and all other Executives share three goals related to the Bank’s financial performance (member value), community economic development, and customer centric performance with performance measures at threshold, target and maximum as outlined below:

Member Value — The specific performance measure at maximum is to achieve an earned dividend spread over 3-month LIBOR which at maximum will exceed best case scenario based on sensitivity analysis prepared in development of the Bank’s Operating Plan. In determining payouts above threshold, consideration will be given to the Bank’s performance in comparison to the other FHLBanks.

Community Economic Development - The specific performance measure at maximum is to increase the use of Letters of Credit to support bond issues.

Customer Centric — The specific performance measure at maximum is to increase the full-year average balance of core advances as outlined in the Bank’s Operating Plan.

The HR Committee is considering changes to the terms of the VIP for 2009 and is considering the 2009 goals. Changes to the VIP and approval of the goals are subject to a four-week regulatory review period by the Finance Agency and would then become effective following expiration of the regulatory review period and final ratification or approval (as applicable) by the Board.

Pension Benefits

Name and		Number of Years	Present Value of	Payments During
Principal Position	Plan Name	Credit Service	Accumulated Benefits	Last Fiscal Year

John R. Price	Pentegra Defined Benefit Plan	2.41	$123,000	—
Chief Executive Officer	SERP	3.00	397,000	—
Kristina K. Williams	Pentegra Defined Benefit Plan	3.50	$35,000	—
Chief Financial Officer	SERP	4.00	67,000	—
Paul H. Dimmick	Pentegra Defined Benefit Plan	4.83	$172,000	—
Managing Director, Capital Markets	SERP	5.33	138,000	—
Craig C. Howie	Pentegra Defined Benefit Plan	17.50	$268,000	—
Group Director, Member Services	SERP	18.08	150,000	—
Dana A. Yealy	Pentegra Defined Benefit Plan	22.83	$415,000	—
General Counsel	SERP	23.33	237,000	—
William G. Batz	Pentegra Defined Benefit Plan	19.08	$0	$1,049,378
Chief Operating Officer	SERP	19.58	0	1,598,728

The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are filed as Exhibits 10.13 and 10.6.1 to this 2008 Annual Report filed on Form 10-K and are incorporated herein by reference.

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

Compensation used in calculating the benefit for the Pentegra Defined Benefit Plan includes base salary only. Compensation used in calculating the benefit for the SERP includes base salary plus the VIP award limited to no more than the amount of the incentive award that was included in the SERP calculation under the former STI plan.

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

Early Retirement:  Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. At December 31, 2008, Mr. Dimmick, Mr. Howie and Mr. Yealy were eligible for early retirement benefits. Mr. Batz was eligible for and received early retirement benefits following his employment termination on May 31, 2008. The amounts set forth above reflect the qualified and nonqualified pension plan payments made to him in 2008.

Nonqualified Deferred Compensation

			Aggregate
	Executive	Registrant	Earnings	Aggregate	Aggregate Balance
Name and	Contributions in	Contributions in	(Losses) in	Withdrawals/	at December 31,
Principal Position	2008	2008	2008	Distributions	2008

John R. Price	$391,225	$47,630	$(64,060)	—	$1,082,251
Chief Executive Officer
Kristina K. Williams	$132,159	$21,673	$(180,875)	—	$345,142
Chief Financial Officer
Paul H. Dimmick	$12,974	$10,671	$(29,820)	—	$90,478
Managing Director, Capital Markets
Craig C. Howie	$9,769	$6,243	$(114,775)	—	$203,466
Group Director, Member Services
Dana A. Yealy	$24,541	$13,719	$(214,388)	—	$352,318
General Counsel
William G. Batz	$10,641	$11,633	$40,174	$(461,729)	$1,248,403
Chief Operating Officer

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.7.2 to this 2008 Annual Report filed on Form 10-K and incorporated herein by reference.

Amounts shown as “Executive Contributions in 2008” were deferred and reported as “Salary” in the Summary Compensation Table. Amounts shown as “Registrant Contributions in 2008” are reported as “All Other Compensation” in the Summary Compensation Table.

The CEO and other Executives may defer up to 80% of their total cash compensation (base salary and VIP compensation), less their contributions to the qualified thrift plan. VIP compensation is limited to no more than the maximum amount of incentive compensation that would have been included under the Bank’s former STI plan . All benefits are fully vested at all times subject to the forfeiture for cause provisions of the Supplemental Thrift Plan.

The investment options available under the nonqualified deferred compensation plan are closely matched to those available under the qualified defined contribution plan. Investment options include stock funds, bond funds, money market funds and target retirement funds.

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank’s severance policy if their employment had been severed without cause during 2008.

Post-Termination Compensation — Severance (Excluding Change-In-Control)

					Executive
Name and	Base Salary		Medical Insurance		Outplacement
Principal Position	Length	Amount	Length	Amount	Length	Amount	Total

John R. Price	52 weeks	$550,000	52 weeks	$8,562	12 months	$20,000	$578,562
Chief Executive Officer
Kristina K. Williams	26 weeks	$144,690	26 weeks	$4,281	12 months	$20,000	$168,971
Chief Financial Officer
Paul H. Dimmick	26 weeks	$135,200	26 weeks	$4,281	12 months	$20,000	$159,481
Managing Director, Capital Markets
Craig C. Howie	52 weeks	$254,800	52 weeks	$8,562	12 months	$20,000	$283,362
Group Director, Member Services
Dana A. Yealy	52 weeks	$250,427	52 weeks	$8,562	12 months	$20,000	$278,989
General Counsel

Under the CIC Agreements, in the event of employment termination other than for cause (including constructive discharge) following a change in control event, in place of the severance benefits above, the CEO and all other executives would instead receive the following:

Post-Termination Compensation — Change-In-Control

					Severance/
					Defined	Severance/
					Benefit	Defined
					Credited	Contribution
Name and	Base	VIP	Medical	Outplacement	Service	Match
Principal Position	Salary(1)	Award(2)	Insurance(3)	Services(4)*	Amount(5)**	Amount(6)**	Total

John R. Price	$1,100,000	$605,000	$12,843	$20,000	$331,603	$89,100	$2,158,546
Chief Executive Officer
Kristina K. Williams	$578,760	$231,504	$12,843	$20,000	n/a	n/a	$843,107
Chief Financial Officer
Paul H. Dimmick	$540,800	$216,320	$12,843	$20,000	n/a	n/a	$789,963
Managing Director, Capital Markets
Craig C. Howie	$509,600	$203,840	$12,843	$20,000	n/a	n/a	$746,283
Group Director, Member Services
Dana A. Yealy	$500,854	$200,342	$12,843	$20,000	n/a	n/a	$734,039
General Counsel

n/a—not applicable

*	Estimated cost

**	Includes both qualified and nonqualified plans.

Notes:

(1)	CIC agreements stipulate two years of base salary for eligible participants.

(2)	CIC agreements stipulate two years of VIP award payout amount for eligible participants.

(3)	1CIC agreements stipulate 18 months of medical insurance coverage for eligible participants.

(4)	CIC agreements stipulate 12 months of outplacement services for eligible participants.

(5)	CIC agreement for CEO stipulates additional severance in an amount equivalent to the increase in the amount of the benefits that would be paid under the defined benefit plans with two years of additional defined benefit credit service.

(6)	CIC agreement for CEO stipulates additional severance in an amount equivalent to two years of defined contribution match.

Director Compensation

The Bank’s directors were compensated in accordance with the 2008 Directors’ Fee Policy. Since the passage of the GLB Act up until the adoption of the Housing Act on July 30, 2008, the total annual fees paid could not exceed the annual compensation limits set forth in the Federal Home Loan Bank Act as adjusted by the Federal Housing Finance Board annually to reflect changes in the preceding year’s Consumer Price Index (CPI). The 2008 limits on annual compensation were: $31,232 for the Chair; $24,986 for the Vice Chair; and $18,739 for all other directors. No retainer fees are paid. Fees paid for Board meeting attendance as follows: (a) Chair $1,500 per meeting; (b) Vice Chair $1,250 per meeting; and (c) All other directors, $1,000 per meeting. Board meeting fees are paid per meeting day. Additional fees paid for Board Committee meeting attendance: $1,000 per Committee meeting day to each director attending. The amount of the fee paid does not vary among the directors in attendance. No Committee meeting fees are paid if a Board meeting fee is paid for the same day. Committee meeting fees are paid per meeting day not per Committee meeting. An additional per meeting day attendance fee of $1,000 is also paid for: (a) special Committee meetings, task force or ad hoc Committee meetings; (b) FHLBank System meetings; (c) Advisory Council meetings; and (d) otherwise serving the Bank on official business. The amount of the fee paid did not vary among directors and such meeting fees are paid on a per meeting day basis.

	Fees Earned or	All Other
Name	Paid in Cash	Compensation	Total

Dennis Marlo (Chair)	$31,232	$24	$31,256
H. Charles Maddy III (Vice Chair)	24,986	24	25,010
Patrick A. Bond	18,739	24	18,763
Rev. Luis A. Cortés Jr.	18,739	24	18,763
David W. Curtis*	18,739	24	18,763
John K. Darr	18,739	24	18,763
Walter D’Alessio	18,739	24	18,763
David R. Gibson	18,739	24	18,763
Brian A. Hudson	18,739	24	18,763
Glenn B. Marshall	18,739	24	18,763
Edward J. Molnar	18,739	24	18,763
Sarah E. Peck	18,739	24	18,763
Paul E. Reichart	18,739	24	18,763
Patrick J. Ward	18,739	24	18,763

*	Fees Earned or Paid in Cash are the aggregate of the following: (1) the fees paid by the Bank during the portion of the year during which Mr. Curtis served as an Advisory Board consultant and (2) the fees paid during the portion of the year he served as a director.

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

“All Other Compensation” for each includes $24 per director annual premium for director travel and accident insurance.

The Bank also reimburses directors and pays for travel and related expenses associated with meeting attendance in accordance with its Travel & Expense Policy. Total expenses paid under that policy in 2008 were $123,171

With the enactment of the Housing Act, the statutory caps on director fees were removed. Director compensation levels are now established by each FHLBank’s board of directors. In connection with setting director compensation for 2009, the Bank participated in an FHLBank System review of director compensation, which included a director compensation study prepared by McLagan Partners. The McLagan study included separate analysis of director compensation for small asset size commercial banks, farm credit banks and S&P 1500 firms. The Bank’s Board considered this study in establishing the Bank’s 2009 director fees and the 2009 director fees are relatively consistent with those at the other FHLBanks. For 2009, the Bank’s Board has adopted the 2009 Directors’ Fee Policy (2009 Fee Policy). Under the 2009 Fee Policy, the total annual director fees are paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that our directors can earn in 2009:

	Retainer Fees	Meeting Fees	Total

Board Chair	$30,000	$30,000	$60,000
Board Vice Chair	$25,000	$30,000	$55,000
Committee Chair	$25,000	$30,000	$55,000
Director	$21,000	$24,000	$45,000

The 2009 Fee Policy is attached as Exhibit 10.5.1 to this 2008 Annual Report filed on Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member Institutions Holding 5% or More of Outstanding Capital Stock
as of February 28, 2009

	Capital	Percent of Total
Name	Stock	Capital Stock

Sovereign Bank, Reading, PA	$644,437,900	16.1
GMAC Bank, Midvale, UT(a)	496,090,000	12.4
ING Bank, FSB, Wilmington, DE	478,636,700	12.0
PNC Bank, N.A., Pittsburgh, PA	442,416,600	11.1
Chase Bank USA, N.A., Newark, DE	242,250,000	6.1
Citicorp Trust Bank, FSB, Newark, DE	204,498,100	5.1

(a)	Formerly known as GMAC Automotive Bank. For Bank membership purposes, principal place of business is Horsham, PA.

Additionally, due to the fact that a majority of the Board of the Bank is elected from the membership of the Bank, these elected directors are officers and/or directors of member institutions that own the Bank’s capital stock. These institutions are provided in the following table.

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 28, 2009

	Capital	Percent of Total
Name	Stock	Capital Stock

Sovereign Bank, Reading, PA	$644,437,900	16.1
ING Bank, FSB, Wilmington, DE	478,636,700	12.0
Summit Community Bank, Charleston, WV	20,745,500	0.5
Harleysville Savings Bank, Harleysville, PA	16,095,800	0.4
Abington Savings Bank, Jenkintown, PA	14,607,700	0.4
Wilmington Trust Company, Wilmington, DE	14,440,700	0.4
Nova Bank, Berwyn, PA	5,366,500	0.1
Washington Federal Savings Bank, Washington, PA	5,091,800	0.1
First Resource Bank, Exton, PA	691,400		*
Penn Liberty Bank, Wayne, PA	620,300		*

*	Less than 0.1%.

Note:	In accordance with Section 10(c) of the Act and the terms of the Bank’s security agreement with each member, the capital stock held by each member is pledged to the Bank as additional collateral to secure that member’s loans from and other indebtedness to the Bank.

Item 13:	Certain Relationships and Related Transactions and Director Independence

Corporate Governance Guidelines

The Bank has adopted corporate governance guidelines titled “Governance Principles” which are available at www.fhlb-pgh.com by first clicking “Investor Relations” and then “Governance.” The Governance Principles are also available in print to any member upon written request to the Bank, 601 Grant Street, Pittsburgh, PA 15219, Attention: General Counsel. These principles were adopted by the Board to best ensure that the Board is independent from management, that the Board adequately performs its function as the overseer of management and to help ensure that the interests of the Board and management align with the interests of the Bank’s members.

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

Bank’s Cooperative Structure

All members are required by law to purchase capital stock in the Bank. The capital stock of the Bank can be purchased only by members. As a cooperative, the Bank’s products and services are provided almost exclusively to its members. In the ordinary course of business, transactions between the Bank and its members are carried out on terms that are established by the Bank, including pricing and collateralization terms that treat all similarly situated members on a nondiscriminatory basis. Loans included in such transactions did not involve more than the normal risk of collectibility or present other unfavorable terms. Currently, nine of the Bank’s fifteen directors are officers or directors of members. In recognition of the Bank’s status as a cooperative, in correspondence from the Office of Chief Counsel of the Division of Corporate Finance of the SEC, dated September 28, 2005, transactions in the ordinary course of the Bank’s business with member institutions are excluded from SEC Related Person Transaction disclosure requirements. No individual director or executive officer of the Bank or any of their immediate family members has been indebted to the Bank at any time.

Related Person Transaction Policy

In addition to the Bank’s Code of Conduct, which continues to govern potential director and executive officer conflicts of interest, effective January 31, 2007, the Bank adopted a Related Person Transaction Policy, which is in writing. (The Policy is subject to annual review and approval and was most recently approved by the Board in February, 2009 without change.) In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $60 thousand and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

Related Person Transactions

In accordance with the Bank’s Related Person Transaction Policy, on February 16, 2007, the Governance Committee of the Board of Directors approved Wilmington Trust Company as an authorized counterparty for Federal funds transactions with the Bank. The Governance Committee also approved Wilmington Trust as a counterparty for receiving Bank deposits on June 6, 2007. Mr. Gibson, a director of the Bank and an executive officer of Wilmington Trust Company was not a member of the Governance Committee and did not participate in the Committee’s consideration or approval. During 2008 and through March 20, 2009, the Bank had not executed any Federal funds or deposit transactions with Wilmington Trust Company.

Beginning in 1997, the Bank began purchasing bonds issued by Pennsylvania Housing Finance Agency (PHFA). On May 14, 2007, Brian Hudson, Executive Director and Chief Executive Officer of PHFA, was appointed as a director of the Bank by the Finance Agency. On June 25, 2007, in accordance with the Related Person Transaction Policy, the Governance Committee approved the Bank’s continued purchases of PHFA bonds. In 2008, the Bank purchased $197.1 million of PHFA bonds. As of March 20, 2009, the total outstanding principal amount of PHFA bonds held by the Bank was $427.5 million. The greatest outstanding principal amount of PHFA bonds held by the Bank in 2008 was $167.2 million. In 2008, the Bank received $10.7 million in interest payments on outstanding PHFA bonds and $12.0 million in principal payments due to bond calls and redemptions.

PHFA, as the state housing finance agency for Pennsylvania, provides funding for housing for very-low- and low-income households. As a result, many of the projects that PHFA provides funding to are projects that also apply for and receive funding from the Bank’s AHP program. Consequently, on June 25, 2007, the Governance Committee also approved the Bank continuing to enter into AHP grant transactions in which PHFA participates. In 2008, the Bank approved $9.6 million in AHP grants for 23 projects in which PHFA served as a sponsor or otherwise participated. The $9.6 million in AHP grants was approved in accordance with the competitive AHP scoring regulations of the Finance Agency, including the requirement that any FHLBank director who is associated with, or whose institution is associated with, an AHP grant under consideration for approval, recuse themselves from the consideration of the grant by the Bank’s Board. See 12 C.F.R. 1291.10. The Bank followed this process in regard to its Board’s consideration and approval of the $9.6 million in AHP grants at its meetings on June 20 and December 19, 2008. Mr. Hudson did not participate in the consideration or approval of the $9.6 million in grant requests presented to the Board.

Since December 2000, as permitted under the Finance Agency’s AHP Regulations at 12 C.F.R. 1291.7 PHFA has been a party to an AHP project monitoring agreement with the Bank under which PHFA agrees to monitor the AHP compliance requirements for the Bank with respect to projects in which PHFA also monitors federal tax credit compliance. The Bank pays PHFA a fee of $225 for each AHP project monitored by PHFA during the year. In 2008, the Bank paid PHFA a total of $225 for monitoring one project. The amount of fees paid by the Bank fluctuates each year and is dependent on the number of projects the Bank identifies each year that need to be monitored for compliance with AHP requirements.

As a state housing finance agency, PHFA is eligible to apply to the Bank and be approved as a nonmember housing associate borrower from the Bank in accordance with Finance Agency Regulations. See 12 C.F.R. 926.5. The Bank approved PHFA as a housing associate borrower on December 19, 2007. With the approval of PHFA as a housing associate, the Bank has three housing associate borrowers. The terms of any Bank loans to such housing associates are ordinary course of business transactions governed by the Bank’s Member Products Policy and apply to all housing associates. Under the terms of the Bank’s Related Person Transaction Policy, provided that the loans to any related person are in accordance with the terms of the Bank’s Member Products Policy, such transactions are within the ordinary course of business of the Bank and not subject to Governance Committee approval. As of March 20, 2009, there were no outstanding loans from the Bank to PHFA.

In 2001, in furtherance of its mission to provide funding for economic development in the Bank’s district, the Bank entered into an agreement to make a capital contribution of up to $500 thousand to Mountaineer Capital, LP (Mountaineer Capital). Mountaineer Capital is a Small Business Investment Company (SBIC) which provides financing for small businesses in West Virginia. On May 14, 2007, Patrick Bond, General Partner for Mountaineer Capital, was appointed to serve as a director of the Bank. On January 23, 2007, the Bank made a capital contribution of $50 thousand to Mountaineer Capital. At year-end 2007, the total amount of Bank capital contributions was $375 thousand. On February 12, 2008, the Governance Committee approved a $50 thousand capital contribution request and granted approval for additional capital contributions to Mountaineer Capital in accordance with the terms of the Bank’s agreement, up to a total amount of $500 thousand. At year-end 2008, the Bank’s total capital contributions to Mountaineer Capital were $425 thousand.

Since approximately 2002, Chase Bank has been approved for Federal funds and other money market investment transactions with the Bank in accordance with the requirements and limits established in the Bank’s policies. During 2008, the Bank entered into overnight Federal funds transactions with Chase Bank. Chase Bank became a 5 percent or greater Bank shareholder in October 2008. On February 19, 2009, the Governance Committee ratified these transactions and approved the Bank entering into other Federal funds and money market investment transactions with Chase Bank in accordance with the Bank’s applicable investment and counterparty policy statements. The largest aggregate principal amount outstanding for such transactions with Chase during 2008 was $1.0 billion. The amount of interest paid during 2008 was $3.4 million and the amount of principal paid (representing repayment of each overnight Federal funds transaction) was $41.6 billion. There were no outstanding Federal funds transactions with Chase Bank as of March 20, 2009.

On February 19, 2009, the Governance Committee approved the Bank entering into interest-earning deposits, Federal funds, unsecured note purchase and other money market transactions with Bank members, including 5 percent or greater shareholders of the Bank and Member Directors’ institutions. All such transactions must be in accordance with the terms of the Bank’s investment and counterparty policy statements and limits. As of March 20, 2009 the Bank has not engaged in any of these transactions with Member Directors’ institutions or 5 percent or greater shareholders.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board. As of March 20, 2009, the Board was comprised of fifteen directors, including nine Member Directors and six Independent Directors.

The Bank’s directors are prohibited from personally owning stock in the Bank. In addition, the Bank is required to determine whether its directors are independent under two distinct director independence standards. First, the Act and Finance Agency Regulations establish independence criteria, including independence criteria for directors who serve on the Bank’s Audit Committee. Second, the SEC rules require, for disclosure purposes, that the Bank’s Board apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its directors.

The Act and Finance Agency Regulations.

Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2008 and through March 20, 2009, none of the Bank’s Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: (a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board); or (b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10 percent of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10 percent or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution is a 10 percent or greater Bank shareholder causes the director to be an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2008 were Member Directors from institutions that were 10 percent or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: (1) employment with the Bank at any time during the last five years; (2) acceptance of compensation from the Bank other than for service as a director; (3) being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and (4) being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of March 20, 2009, all current members of the Audit Committee were independent under the Act and Finance Agency regulatory criteria.

SEC Rules.  Pursuant to the SEC rules applicable to the Bank for disclosure purposes, the Bank’s Board has adopted the independence standards of the New York Stock Exchange (NYSE) to determine which of its directors are independent, which members of its Audit Committee are not independent and whether the Bank’s Audit Committee financial expert is independent. As the Bank is not a listed company, the NYSE director independence standards are not substantive standards that are applied to determine whether individuals can serve as members of the Bank’s Board or the Audit Committee.

After applying the NYSE independence standards, the Board determined on February 20, 2009, that for purposes of the SEC rules with respect to the Bank’s current directors, four of the Bank’s Independent Directors, Directors Cortes, D’Alessio, Darr and Peck are independent. In determining that Director Cortés was independent, the Board considered that Nueva Esperanza, the non-profit organization which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including when Director Cortés was not a Bank Director. None of these transactions occurred in 2008 that required consideration under the Bank’s Related Person Transaction Policy. With respect to Director Darr, the Board considered that Manna Inc., a non-profit organization on which Mr. Darr serves as a director, was approved for an AHP grant by the Bank in 2007, prior to Mr. Darr becoming a member of the Board.

With respect to the Bank’s remaining two current Independent Directors, the Board determined that in view of the historic and ongoing relationship and transactions described above, with respect to PHFA and Mountaineer Capital, Directors Hudson and Bond are not independent.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and concluded that none of the Bank’s current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank’s Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank’s products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member’s given level of business as of a particular date, when the level of each member’s business with the Bank is dynamic and the Bank’s desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member’s business with the Bank changes, such member’s relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE’s independence standards.

For Member Directors who served on the Board in 2008 but no longer serve on the Board, the Board determined on February 20, 2009, that both of those directors, Directors Curtis and Reichart, were not independent.

The Board has a standing Audit Committee. The Board determined that none of the current Member Directors serving as members of the Bank’s Audit Committee, Directors Gibson, Marshall, Milinovich and Ward are

independent under the NYSE standards for Audit Committee members and that Independent Director Hudson is also not independent. The Board determined that Independent Director Darr, who serves on the Audit Committee, is independent under the NYSE independence standards for Audit Committee members.

Item 14:	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2008 and 2007 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Year Ended
	December 31,
(in thousands)	2008	2007

Audit fees	$710	$634
Audit-related fees	25	2
Tax fees	—	—
All other fees	8	17

Total fees	$743	$653

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements and reviews of interim financial statements for the years ended December 31, 2008 and 2007.

Audit-related fees consist of fees billed in the years ended December 31, 2008 and 2007 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were primarily for accounting consultations.

The Bank is exempt from all federal, state and local income taxation with the exception of real estate property taxes. There were no tax fees paid during the years ended December 31, 2008 and 2007.

Other fees paid during the years ended December 31, 2008 and 2007 represent licensing fees associated with the use of accounting research software.

The Audit Committee approves the annual engagement letter for the Bank’s audit. All other services provided by the independent accounting firm are pre-approved by the Audit Committee. The Audit Committee delegates to the Chair of the Audit Committee the authority to pre-approve non-audit services not prohibited by law to be performed by the independent auditors, subject to any single request involving a fee of $100 thousand or higher being circulated to all Audit Committee members for their information and comment. The Chair shall report any decision to pre-approve such services to the full Audit Committee at its next meeting.

The Bank paid additional fees to PricewaterhouseCoopers, LLP in the form of assessments paid to the Office of Finance. These fees were approximately $36 thousand dollars during the year ended December 31, 2008 and were classified as Other Expense — Office of Finance on the Statement of Operations. These fees are not included in the totals above.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers, LLP, appear in Item 8.

Statement of Operations for each of the years ended December 31, 2008, 2007 and 2006

Statement of Condition as of December 31, 2008 and 2007

Statement of Cash Flows for each of the years ended December 31, 2008, 2007 and 2006

Statement of Changes in Capital for each of the years ended December 31, 2008, 2007 and 2006

(2) Financial Statement Schedules

The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission that would appear in Item 8. Financial Statements and Supplementary Data are included in the “Financial Information” section within Item 7. Management’s Discussion and Analysis.

(b)	Index of Exhibits

The following is a list of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference:

Exhibit No.	Description	Method of Filing +

3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.
4.1	Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.
10.1	Severance Policy*	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to our registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Offer Letter for John Price*	Incorporated by reference to Exhibit 10.9 to our registration statement on Form 10 filed with the SEC on June 9, 2006.
10.4	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Bank’s registration statement on Form 10 filed with the SEC on July 19, 2006.
10.5	2008 Directors’ Fee Policy*	Incorporated by reference to Exhibit 10.21 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on May 9, 2008.
10.5.1	2009 Director’s Fee Policy*	Filed herewith.
10.6	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007*	Incorporated by reference to Exhibit 10.14 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on August 8, 2007.
10.6.1	Supplemental Executive Retirement Plan Amended and Restated Amended and Restated Effective June 26, 2007 and Revised December 19, 2008*	Filed herewith.
10.7	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007*	Incorporated by reference to Exhibit 10.15 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on August 8, 2007.
10.7.1	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Further Revised September 26, 2007*	Incorporated by reference to Exhibit 10.16 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on November 7, 2007.
10.7.2	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Further Revised September 26, 2007 and December 19, 2008*	Filed herewith.

Exhibit No.	Description	Method of Filing +

10.8	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007 with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on November 7, 2007.
10.9	Form of Change in Control Agreement with Executive Officers, including Messrs. Dimmick, Howie, Yealy and Ms. Williams*	Incorporated by reference to Exhibit 10.18 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 13, 2008.
10.9.1	Change in Control Agreement with Mr. Price*	Incorporated by reference to Exhibit 10.19 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 13, 2008.
10.10	Variable Incentive Compensation Plan Effective January 1, 2008*	Incorporated by reference to Exhibit 10.20 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 13, 2008.
10.11	Executive Officer Agreement and Release with William G. Batz*	Incorporated by reference to Exhibit 10.22 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on May 9, 2008.
10.12	United States Department of the Treasury Lending Agreement Dated September 9, 2008	Incorporated by reference to Exhibit 10.23 to the Bank’s current report on Form 8-K filed with the SEC on September 9, 2008.
10.13	Pentegra Financial Institutions Retirement Fund Summary Plan Description Dated June 1, 2008*	Filed herewith.
12.1	Ratio of Earnings to Fixed Charges	Filed herewith.
22.1	Election of Directors Report	Incorporated by reference to the Bank’s current report on Form 8-K filed with the SEC on November 24, 2008.
24.0	Power of Attorney	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.3	Unaudited Quarterly Statement of Cash Flow-Restatements Effects	Incorporated by reference to Exhibit 10.11 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 16, 2007.

+	Incorporated document references to filings by the registrant are to SEC File No. 000-51395.

*	Denotes management contract or compensatory plan.

GLOSSARY

Advance:  Secured loan made to a member.

Agent fee:  Fee payable to a PFI by an MPF Bank in accordance with the Origination Guide, in connection with the origination of a Bank-funded mortgage.

Affordable Housing Program (AHP):  Bank program that provides primarily direct grants and/or subsidized loans to assist members in meeting communities’ affordable housing needs. Each FHLBank sets aside approximately 10 percent of its net income to fund the program with a minimum $100 million annual contribution by all twelve FHLBanks.

ALCO:  Asset/Liability Management Committee of the Bank.

AMA:  Acquired member assets.

APBO:  Accumulated Post-retirement Benefit Obligation.

Adjustable-rate mortgage:  Mortgage that features predetermined adjustments of the loan interest rate at regular intervals based on an established index.

Banking On Business (BOB):  Bank program that assists eligible small businesses with start-up and expansion. A small business is defined as any firm, proprietorship, partnership or corporation that has less than 50 employees and the lesser of $10 million in annual receipts or the annual receipts limits set by the Small Business Administration’s (SBA) size standards by North American Industry Classification (NAIC).

Capital plan:  New capital structure for FHLBanks, required by the GLB Act, that produces a more permanent source of capital and facilitates compliance with new risk-based capital requirements.

Capital stock:  The five-year redeemable stock issued by the Bank pursuant to its capital plan.

Community financial institution (CFI):  Bank member that has deposits insured under the FDIC and average total assets for 2008 of less than $1 billion over the past three years and is exempt from the requirement of having at least 10 percent of total assets in residential mortgage loans.

Community investment cash advance:  General framework under which the FHLBanks may offer an array of specific standards for projects, targeted beneficiaries and targeted income levels that the Finance Agency has determined support community lending.

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

Committee on Uniform Securities Identification Procedures (CUSIP):  CUSIP-based identifiers provide a unique name for a wide range of global financial instruments including equity and debt issues, derivatives and syndicated loans. The CUSIP consists of a combination of nine characters, both letters and numbers, which identify a company or issuer and the type of security.

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

Federal Home Loan Bank Act (the Act):  Enacted by Congress in 1932 creating the FHLBank Board, whose role was to supervise a series of discount banks across the country. The intent was to increase the supply of money available to local institutions that made home loans and to serve them as a reserve credit resource. The FHLBank Board became the Federal Housing Finance Board in 1989, which was replaced by The Federal Housing Finance Agency in 2008.

Federal Home Loan Bank’s Office of Finance (OF):  FHLBank System’s centralized debt issuance facility that also prepares combined financial statements, selects/evaluates underwriters, develops/maintains the infrastructure needed to meet FHLBank System goals, and administers REFCORP and FICO funding programs.

Federal Housing Finance Agency (Finance Agency):  Independent regulatory agency (established on enactment of the Housing Act) of the executive branch ensuring the FHLBanks, Federal National Mortgage Association and Federal Home Loan Mortgage corporation operate in a safe and sound manner, carry out their statutory missions and remain adequately capitalized and able to raise funds in the capital markets.

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

First Front Door (FFD):  Bank program developed to provide grant assistance to cover the down payment and closing costs to first-time homebuyers at or below 80 percent area median income.

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

Gramm-Leach-Bliley Act (GLB Act):  Enacted in 1999 that set forth the following:

•	Banks with less than $500 million in assets may use long-term loans for loans to small businesses, small farms and small agri-businesses.

•	A new, permanent capital structure for FHLBanks is established. Two classes of stock are authorized, redeemable on six months’ and five years’ notice. FHLBanks must meet a 5 percent leverage minimum tied to total capital and a risk-based requirement tied to permanent capital.

•	Equalizes the stock purchase requirement for banks and thrifts.

•	Voluntary membership for federal savings associations took effect six months after enactment.

•	Annual $300 million funding formula for REFCORP obligations of FHLBanks is changed to 20 percent of annual net earnings.

•	Governance of the FHLBanks is decentralized from the Finance Board (the regulator at that time) to the individual FHLBanks. Changes include the election of a chairperson and vice chairperson of each FHLBank by its directors rather than the Finance Board and a statutory limit on FHLBank directors’ compensation.

Government-sponsored enterprise (GSE):  A private organization with a government charter whose function is to provide liquidity for the residential loan market or another identified government purpose.

HUD:  Housing and Urban Development.

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

Federal Home Loan Bank of Pittsburgh
(Registrant)
Date: March 27, 2009

By:	/s/John R. Price John R. Price
President and Chief Executive Officer

Signature	Capacity	Date

/s/ John R. Price John R. Price	President & Chief Executive Officer	March 27, 2009

/s/ Kristina K. Williams Kristina K. Williams	Chief Financial Officer and Principal Accounting Officer	March 27, 2009

*/s/ Dennis S. Marlo Dennis S. Marlo	Chairman of the Board of Directors	March 27, 2009

*/s/ H. Charles Maddy, III H. Charles Maddy, III	Vice Chairman of the Board of Directors	March 27, 2009

*/s/ Patrick A. Bond Patrick A. Bond	Director	March 27, 2009

*/s/ Rev. Luis A. Cortés Jr. Rev. Luis A. Cortés Jr.	Director	March 27, 2009

*/s/ Walter D’Alessio Walter D’Alessio	Director	March 27, 2009

*/s/ John K. Darr John K. Darr	Director	March 27, 2009

*/s/ David R. Gibson David R. Gibson	Director	March 27, 2009

*/s/ Brian A. Hudson Brian A. Hudson	Director	March 27, 2009

*/s/ Glenn B. Marshall Glenn B. Marshall	Director	March 27, 2009

*/s/ John C. Mason John C. Mason	Director	March 27, 2009

*/s/ John S. Milinovich John S. Milinovich	Director	March 27, 2009

*/s/ Edward J. Molnar Edward J. Molnar	Director	March 27, 2009

*/s/ Sarah E. Peck Sara E. Peck	Director	March 27, 2009

Signature		Capacity	Date

*/s/ Patrick J. Ward Patrick J. Ward		Director	March 27, 2009

*/s/ Robert W. White Robert W. White		Director	March 27, 2009

*By:	/s/ Dana A. Yealy Dana A. Yealy Attorney-in-fact