Form 10-Q
period 2009-03-31
Federal Home Loan Bank of Pittsburgh
filed 2009-06-12
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

There were 40,017,896 shares of common stock with a par value of $100 per share outstanding at May 31, 2009.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Overview should be read in conjunction with the Bank’s unaudited financial statements and footnotes to financial statements in this report filed on Form 10-Q as well as the Bank’s 2008 Annual Report filed on Form 10-K.

Overview

The Federal Home Loan Bank of Pittsburgh (Bank) is one of twelve Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The twelve FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) and the Federal Housing Finance Agency (Finance Agency - the FHLBanks’ regulator) make up the Federal Home Loan Bank System (FHLBank System). The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital and public sponsorship. The public sponsorship attributes include: (1) being exempt from federal, state and local taxation, except real estate taxes; (2) being exempt from registration under the Securities Act of 1933 (1933 Act) (although the FHLBanks are required by Finance Agency regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act) to register a class of their equity securities under the Securities Exchange Act of 1934 (1934 Act)); and (3) having a line of credit with the United States Treasury.

The Bank is a cooperative institution, owned by financial institutions that are also its primary customers. Any building and loan association, savings and loan association, commercial bank, homestead association, insurance company, savings bank, credit union or insured depository institution that maintains its principal place of business in Delaware, Pennsylvania or West Virginia and that meets varying requirements can apply for membership in the Bank. The Housing Act expanded membership to include Community Development Financial Institutions (CDFIs). Pursuant to the Housing Act, the Finance Agency has proposed to amend its membership regulations to authorize non-federally insured CDFIs to become members of an FHLBank. The newly eligible CDFIs would include community development loan funds, venture capital funds and state-chartered credit unions without federal insurance. The proposed regulation sets out the eligibility and procedural requirements for CDFIs that wish to become members of an FHLBank. The comment period for the proposed regulation expires July 14, 2009. Management is evaluating the proposed regulation and its potential effect on the Bank. All members are required to purchase capital stock in the Bank as a condition of membership. The capital stock of the Bank can be purchased only by members.

The Bank’s primary mission is to intermediate between the capital markets and the housing market through member financial institutions. The Bank provides credit for housing and community development through two primary programs. First, it provides members with loans against the security of residential mortgages and other types of high-quality collateral; second, the Bank purchases residential mortgage loans originated by or through member institutions. The Bank also offers other types of credit and noncredit products and services to member institutions. These include letters of credit, interest rate exchange agreements (interest rate swaps, caps, collars, floors, swaptions and similar transactions), affordable housing grants, securities safekeeping, and deposit products and services. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the OF and uses these funds to provide its member financial institutions with a reliable source of credit for these programs. The United States government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

The Bank is a GSE, chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s principal strategic position has historically been derived from its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. Typically, this fundamental competitive advantage, coupled with the joint and several cross-guarantee on FHLBank System debt, has distinguished the Bank in the capital markets and has enabled it to present attractively priced funding to members. However, as the financial crisis worsened, the spread between FHLBank System debt and Treasury debt has widened, making it more difficult for the Bank to provide term funding to members at attractive rates. Though chartered by Congress, the Bank is privately capitalized by its member institutions, which are voluntary participants in its cooperative structure. The characterization of the Bank as a voluntary cooperative with the status of a federal instrumentality differentiates the Bank from a traditional banking institution in three principal ways.

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

Second, because the Bank’s customers and shareholders are predominantly the same group of 320, normally there is a need to balance the pricing expectations of customers with the dividend expectations of shareholders, although both are the same institutions. This is a challenge in the current economic environment. By charging wider spreads on loans to customers, the Bank could potentially generate higher dividends for shareholders. Yet these same shareholders viewed as customers would generally prefer narrower loan spreads. In normal market conditions, the Bank strives to achieve a balance between the twin goals of providing liquidity and other services to members at advantageous prices and potentially generating an attractive dividend. The Bank typically does not strive to maximize the dividend yield on the stock, but to produce an earned dividend that compares favorably to short-term interest rates, compensating members for the cost of the capital they have invested in the Bank. As previously announced on December 23, 2008, the Bank has voluntarily suspended dividend payments until the Bank believes it is prudent to restore them, in an effort to build retained earnings. Following the significant increase in the Bank’s risk-based capital requirement in November 2008 due to deterioration in the market values of the Bank’s private label mortgage-backed securities (MBS), the Bank was narrowly in compliance with its risk-based capital requirement. As a result, the Bank submitted a capital restoration plan to the Finance Agency on February 27, 2009, which is pending review. The plan submitted to the Finance Agency requests that the Bank not be required to increase member capital requirements unless it becomes significantly undercapitalized, which by definition would mean the Bank meets less than 75% of its risk-based, total or leverage capital requirements. The Bank was in compliance with its risk-based, total and leverage capital requirements at March 31, 2009. The Bank is also updating its capital restoration plan. As part of that effort, the Bank is reviewing its risk governance structure, risk management practices and expertise, and may engage an outside consultant to assist in this review.

Finally, the Bank is different from a traditional banking institution because its GSE charter is based on a public policy purpose to assure liquidity for housing and to enhance the availability of affordable housing for lower-income households. In upholding its public policy mission, the Bank offers a number of programs that consume a portion of earnings that might otherwise become available to its shareholders. The cooperative GSE character of this voluntary membership organization leads management to strive to optimize the primary purpose of membership, access to funding, as well as the overall value of Bank membership.

Loan Products

The Bank makes loans to members and eligible nonmember housing associates based upon the security of pledged mortgages and other eligible types of collateral. The Bank also protects against credit risk by collateralizing all loans to members and nonmember housing associates. The Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews a loan.

The Bank provides members with two options regarding collateral agreements: a blanket collateral pledge agreement and a specific collateral pledge agreement. These agreements require one of three types of collateral status: undelivered, detailed listing or delivered status. All collateral securing loans to members is discounted to help protect the Bank from losses resulting from a decline in the values of the collateral in adverse market conditions. Eligible collateral value represents either book value or fair value of pledged collateral multiplied by the applicable discounts. These discounts, also referred to as collateral weightings, vary by collateral type and whether the calculation is based on book value or fair value of the collateral. They also typically include consideration for estimated costs to sell or liquidate collateral and the risk of a decline in the collateral value due to market or credit volatility. As additional security for each member’s indebtedness, the Bank has a statutory lien on the member’s capital stock in the Bank.

The Bank determines the type and amount of collateral each member has available to pledge as security for Bank loans by reviewing, on a quarterly basis, the call reports the members file with their primary banking regulators. Depending on a member’s credit product usage and current financial condition, that member may also be required to file a Qualifying Collateral Report (QCR) on a quarterly or monthly basis. At March 31, 2009, the principal form of eligible collateral to secure loans made by the Bank was single-family residential mortgage loans, which included a very low amount of manufactured housing loans. Securities, including U.S. Treasuries, U.S. agency securities, GSE MBS, and private label MBS with a credit rating of AAA are also accepted as collateral. FHLBank deposits and multi-family residential mortgages, as well as other real estate related collateral (ORERC), comprised a portion of qualifying collateral. See the “Credit and Counterparty Risk” discussion in the Risk Management section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion and Analysis) in this report filed on Form 10-Q for details regarding amounts and percentages of eligible collateral securing loans as of March 31, 2009.

Effective May 4, 2009, the Bank revised its policies, and no longer accepts subprime mortgages as qualifying collateral. Historically, the Bank has required members to identify the amount of subprime and Alt-A mortgage collateral in the members’ quarterly reporting of mortgage data. This amount was deducted from the calculation of the member’s borrowing capacity. Members could then request that subprime and Alt-A mortgage loan collateral be added back to their eligible collateral pool with the understanding that they will be subject to a rigorous on-site review of such collateral and related analyses and practices. Collateral weightings continue to be determined on a case-by-case basis. Management believes that the Bank has limited exposure to subprime loans in its collateral portfolio due to its business model and conservative policies pertaining to collateral while the Bank no longer accepts subprime mortgages, it does still accept Alt-A mortgages and follows the same process.

Although collateralized debt obligations (CDOs) are not considered an eligible collateral asset class by the Bank, it is possible that the Bank may have CDOs pledged as collateral through the blanket-lien pledge. In general, all securities collateral must be rated AAA in order to qualify as eligible collateral to originate or renew a credit product.

At March 31, 2009 and December 31, 2008, on a borrower-by-borrower basis, the Bank maintained a security interest in collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all loans. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

Effective July 20, 2009 several collateral policy changes will become effective for the Bank’s members. First, the Bank will require delivery of all securities pledged as collateral. This requirement will further protect its security interest and provide protection for both the Bank and its members. Second, the Bank will accept TLGP debt owned by a member as eligible collateral. This collateral will be subject to the same lending value assigned to U.S. agency securities. Lastly, the Bank will again begin to prudently accept private label MBS rated AA for certain members with high credit ratings, as determined by the Bank. These securities will be collateral weighted at 50% for blanket lien agreements and 40% for specific pledge agreements.

From January 1, 2009 through March 31, 2009, nationally 21 FDIC – insured institutions have failed. To date, none of the FHLBanks has incurred any losses on loans outstanding to these institutions and none are currently expected. Although these institutions were members of the System, none was a member of the Bank.

Investments

The Bank maintains a portfolio of investments for two main purposes: liquidity and additional earnings. For liquidity purposes, the Bank invests in shorter-term instruments such as overnight Federal funds and balances at the Federal Reserve to ensure the availability of funds to meet member credit needs. The Bank also invests in other short-term investments, including term Federal funds, interest-earning certificates of deposit and commercial paper. The Bank also maintains a secondary liquidity portfolio, which may include U.S. agency and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. The Bank further enhances interest income by maintaining a long-term investment portfolio, including securities issued by GSEs and state and local government agencies and MBS.

See the “Credit and Counterparty Risk” discussion in the Risk Management section of Management’s Discussion and Analysis in this report filed on Form 10-Q for further discussion of the investment portfolio and related credit risk.

Mortgage Partnership Finance (MPF) Program

The Bank participates in the Mortgage Partnership Finance (MPF®) Program under which the Bank invests in qualifying 5- to 30-year conventional conforming and government-insured fixed-rate mortgage loans secured by one-to-four family residential properties.

The Bank currently offers three products under the MPF Program that are differentiated primarily by their credit risk structures: Original MPF, MPF Plus, and MPF Government. Further details regarding the credit risk structure for each of the products, as well as additional information regarding the MPF Program and the products offered by the Bank, is provided in the “Mortgage Partnership Finance Program” section in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K.

The Bank held approximately $5.9 billion and $6.1 billion in mortgage loans at par under the MPF Program at March 31, 2009 and December 31, 2008, respectively; these balances represented approximately 7.1% and 6.7% of total assets at March 31, 2009 and December 31, 2008, respectively. Mortgage loans contributed approximately 16.1% and 7.4% of total interest income for the first quarters of 2009 and 2008, respectively. While interest income on mortgage loans dropped 3.3% in the year-over-year comparison, total interest income decreased 55.4%. This sharp decline in total interest income resulted in the increase in the ratio of mortgage interest income to total interest income.

Effective May 1, 2009, there was an increase in the stock purchase requirement percentage for Acquired Member Assets (AMA) activity to 4.0% on a prospective basis only. Previously, the stock purchase requirement percentage for AMA activity was 0.0%. AMA activity includes participation in the MPF program.

In February 2009 the Bank announced plans to offer a fourth product, MPF Xtra, to members. MPF Xtra allows Participating Financial Institutions (PFIs) to sell residential, conforming fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the credit enhancement structure of the traditional MPF Program and these loans are not reported on the Bank’s balance sheet. In the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no credit enhancement fees paid. PFIs which have completed all required documentation and training are eligible to participate in the program.

Debt Financing – Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the FHLBanks, backed by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the United States government, and the United States government does not guarantee them. The OF has responsibility for issuing and servicing consolidated obligations on behalf of the FHLBanks. On behalf of the Bank, the OF issues bonds that the Bank uses primarily to provide loans to members. The Bank also uses bonds to fund the MPF Program and its investment portfolio. Typically, the maturity of these bonds ranges from one year to ten years, but the maturity is not subject to any statutory or regulatory limit. The OF also sells discount notes to provide short-term funds to the FHLBanks. The Bank uses these funds to provide loans to members for seasonal and cyclical fluctuations in savings flows and mortgage financing, short-term investments, and other funding needs. Discount notes are sold at a discount and mature at par. These securities have maturities of up to 365 days.

See the “Liquidity and Funding Risk” discussion in the Risk Management section of Management’s Discussion and Analysis in this report filed on Form 10-Q and the “Current Financial and Mortgage Market Events and Trends” discussion below for further information regarding consolidated obligations and related liquidity risk.

Current Financial and Mortgage Market Events and Trends

Market Actions and Reactions.  Economic conditions continued to deteriorate in the first quarter of 2009. President Barack Obama was sworn into office on January 20, 2009 and declared that stabilizing the economy was the new administration’s number one priority.

Housing and financial markets have been in tremendous turmoil since the middle of 2007, with repercussions throughout the U.S. and global economies, and the U.S. economy is in a recession. Limited liquidity in the credit markets, increasing mortgage delinquencies and foreclosures, falling real estate values, the collapse of the secondary market for MBS, loss of investor confidence, a highly volatile stock market, interest rate fluctuations, and the failure of a number of large and small financial institutions are all indicators of the severe economic crisis facing the U.S. and the rest of the world.

These economic conditions, particularly in the housing and financial markets, combined with ongoing uncertainty about the depth and duration of the financial crisis and the recession, continued to affect the Bank’s business and results of operations, as well as its members, in the first quarter of 2009 and may continue to have adverse effects for the near future.

Ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009 continued to affect the credit quality of the loan collateral underlying certain MBS in the Bank’s investment portfolio, resulting in other-than-temporary impairment on some securities. As a result of the severe lack of liquidity in the MBS market, which adversely affected the valuation of MBS, the other-than-temporary impairment charge taken on the affected securities significantly exceeded the credit losses and resulted in a material increase in accumulated other comprehensive loss. To continue building retained earnings and preserve the Bank’s capital, the Bank maintained its suspension of dividend payments and excess capital stock repurchases through first quarter 2009.

On February 3, 2009, the Board of Governors of the Federal Reserve System announced the extension of multiple liquidity programs through October 31, 2009. These facilities included the Asset-Backed Commercial Paper Money Market Mutual Fund Liquidity Facility (AMLF), the Commercial Paper Funding Facility (CPFF), the Money Market Investor Funding Facility (MMIFF), the Primary Dealer Credit Facility (PDCF) and the Term Securities Lending Facility (TSLF).

On February 18, 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan. As part of that plan, the U.S. Treasury amended the senior preferred stock purchase agreements with Fannie Mae and Freddie Mac to increase the funding authority from $100 billion each to $200 billion each. In addition, the U.S. Treasury announced an increase in each of those GSE’s investment portfolio cap to $900 billion from $850 billion.

On March 18, 2009, the Board of Governors of the Federal Reserve System announced that economic conditions had continued to deteriorate in the first quarter as indicated by job losses, declining equity and housing wealth, tight credit conditions and slumping U.S. exports. On this same day, to provide greater support to mortgage lending and the housing market, the Federal Reserve Board (FRB) announced that it would purchase up to an additional $750 billion of agency mortgage-backed securities, increasing its total purchase authority to $1.25 trillion since the inception of this program. The FRB also announced that it would purchase up to an additional $100 billion in agency debt issued by Fannie Mae, Freddie Mac and the FHLBanks, increasing its total purchase authority to a total of up to $200 billion since the inception of this program. Additionally, to help improve conditions in private credit markets, the FRB announced that it would purchase up to $300 billion of longer-term U.S. Treasury securities over the next six months.

During the first quarter of 2009, the FRB of New York (FRBNY) continued to purchase both GSE term debt and GSE MBS. Since the inception of the program through March 31, 2009, the FRBNY has purchased approximately $53 billion in GSE term debt, including $12 billion of FHLBank term debt, and approximately

$424 billion in gross GSE mortgage-backed securities. This includes approximately $121 billion in purchases related to dollar rolls, which, similar to repurchase agreements, provide holders of mortgage-backed securities with a form of short-term financing. Starting in late March 2009, the FRBNY began purchasing U.S. Treasury securities.

The FDIC’s Temporary Liquidity Guaranty Program (TLGP) was established to unfreeze interbank lending, encourage lending more broadly and enhance confidence in the banking system. After slowing down in February 2009, TLGP issuance ramped up considerably during March 2009 as the FDIC announced plans to raise fees associated with the TLGP on April 1, 2009. Through March 31, 2009, approximately $222.0 billion in TLGP wrapped bonds were priced. On January 16, 2009, the FDIC announced that it would change its TLGP to insure some assets for ten years, up from three years, in order to accommodate the longer maturities associated with certain bonds. On February 10, 2009, in a joint statement, U.S. Treasury, Board of Governors of the Federal Reserve System, FDIC, Comptroller of the Currency and the Office of Thrift Supervision announced the Capital Assistance Program, the Public-Private Investment Program (PPIP), a “dramatic” expansion of the Term Asset-Backed Securities Lending Facility (TALF) and the extension of the TLGP by four months to October 31, 2009. In order to gradually phase out the program, the FDIC will assess a surcharge on TLGP debt that is issued in the second quarter of 2009 with a maturity date of one year or longer. On March 19, 2009, the FRB announced that the range of eligible collateral for TALF funding commencing in April 2009 will be expanded to include asset-backed securities backed by mortgage servicing advances, loans or leases relating to business equipment, leases of vehicle fleets and floor-plan loans.

Government initiatives have aided in reviving the GSE term debt markets, especially for large, fixed-rate, non-callable debt issuances (bullet bonds). Through March 31, 2009, Fannie Mae priced a combined total of $37 billion in new two-year, three-year and five-year Benchmark Notes® while Freddie Mac priced a combined total of $24.5 billion in new two-year, three-year, five-year and ten-year Reference Notes®.

On March 23, 2009, the U.S. Treasury, Federal Reserve and FDIC announced a framework for the PPIP. The PPIP is a two-part program designed to remove “toxic” assets from bank balance sheets and improve credit availability to households and businesses. The first part of the PPIP, known as the legacy loan program, is designed to attract private capital to purchase troubled loans from banks. These transactions will be facilitated by FDIC guarantees and equity provided by the U.S. Treasury using TARP funds. The second part of the PPIP, known as the legacy securities program, includes (1) an expansion of the TALF to include legacy securitization assets and (2) Public-Private Investment Funds (PPIF), whereby pre-qualified fund managers will purchase legacy securities with a combination of private capital and U.S. Treasury funds.

Since the end of 2008, there has been an increase in the amount of term FHLBank debt priced relative to the pace during the fourth quarter of 2008. Volume increased in negotiated bullets, negotiated callable bonds, auctioned callable bonds and floating-rate bonds. In the first quarter of 2009, the weighted-average number of days to maturity of the total book of outstanding bonds, as well as the outstanding balance, continued to decline, following a trend that began in mid-October 2008. The weighted-average number of days to maturity of all outstanding discount notes was virtually unchanged at March 31, 2009 compared to December 31, 2008.

Overall, total FHLBank System debt outstanding continued to shrink during the first quarter of 2009, falling an additional $116.2 billion, or 9.3%, since year-end 2008 due to a decline in both bonds and discount notes outstanding. Total FHLBank System bonds decreased $82.8 billion, or 10.2%, from December 31, 2008 to March 31, 2009 while discount notes decreased $33.4 billion, or 7.6%, in the same comparison. On a stand-alone basis, the Bank’s discount note portfolio decreased dramatically, from $22.9 billion at December 31, 2008 to $14.4 billion at March 31, 2009. Discount notes accounted for 18.9% and 27.1% of total Bank net consolidated obligations at March 31, 2009 and December 31, 2008, respectively. Total bonds grew slightly in the same comparison, but comprised a greater percentage of the total debt portfolio, from 72.9% at December 31, 2008 to 81.1% at March 31, 2009.

Foreign official holdings of GSE securities stabilized during the first quarter of 2009 following a sharp and sustained decline during the second half of 2008. In addition, primary securities dealer inventories of GSE debt stabilized during the first quarter of 2009. Since late September 2008, money market funds, in aggregate, had been increasing their asset allocation to short-term GSE debt. During the first quarter of 2009, the rate of increase in that allocation declined.

The Bank’s net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. Interest rates prevailing during any reporting period affect the Bank’s profitability for that reporting period, due primarily to the short-term structure of earning assets and the effect of interest rates on invested capital. A portion of the Bank’s loans to members has been hedged with interest-rate exchange agreements in which a short-term, variable rate is received. Interest rates also directly affect the Bank through earnings on invested capital. Generally, due to the Bank’s cooperative structure, the Bank earns relatively narrow net spreads between the yield on assets and the cost of corresponding liabilities.

The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	1st Quarter	4th Quarter	1st Quarter	1st Quarter	4thQuarter	1st Quarter
	2009	2008	2008	2009	2008	2008
	Average	Average	Average	Ended	Ended	Ended
Target overnight Federal funds rate	0.13%	1.04%	3.22%	0.25%	0.25%	2.25%
3-month LIBOR(1)	1.24%	2.77%	3.29%	1.19%	1.43%	2.69%
2-yr U.S. Treasury	0.89%	1.21%	2.03%	0.80%	0.77%	1.59%
5-yr. U.S. Treasury	1.75%	2.16%	2.75%	1.66%	1.55%	2.44%
10-yr. U.S. Treasury	2.70%	3.21%	3.65%	2.67%	2.22%	3.41%
15-yr. mortgage current coupon(2)	3.74%	4.79%	4.71%	3.59%	3.64%	4.67%
30-yr. mortgage current coupon(2)	4.13%	5.12%	5.37%	3.89%	3.93%	5.27%

Note:

(1)	LIBOR - London Interbank Offered Rate
(2)	Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.

The Bank is also heavily affected by the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. As of March 31, 2009, 50.1% of the Bank’s eligible collateral value, after collateral weightings, was concentrated in 1-4 single family residential mortgage loans or multi-family residential mortgage loans. The remaining 49.9% was concentrated in other real-estate related and high quality investment securities. For the top ten borrowers, these categories accounted for 55.5% of total eligible collateral, after collateral weightings. In addition, as of March 31, 2009, the Bank’s private label MBS portfolio represented 9.4% of total assets, while net mortgage loans held for portfolio represented 7.1% of total assets.

The Bank continues to have high concentrations of its loans to members portfolio outstanding to its top ten borrowers. The Bank’s loans to members portfolio declined from December 31, 2008 to March 31, 2009, decreasing $9.9 billion, or 15.9%, due to a slowing of community bank new loan growth and increased access by members to other government funding sources.

As noted above, the instability in the financial markets has also placed stress on the overall derivatives market. See below for additional discussion of how the Bank’s derivative position was affected by the Lehman bankruptcy in September 2008.

In addition, see the “Credit and Counterparty Risk” and “Market Risk” discussions in the Risk Management section of Management’s Discussion and Analysis in this report filed on Form 10-Q for information related to derivative counterparty risk and overall market risk of the Bank.

Lehman Brothers Holding, Inc. (Lehman) and Lehman Brothers Special Financing, Inc.  On September 15, 2008, Lehman filed for bankruptcy. At that time, Lehman’s subsidiary, Lehman Brothers Special Financing, Inc. (LBSF) was the Bank’s largest derivatives counterparty, with a total of 595 outstanding derivative trades having a total notional value of $16.3 billion. Lehman was a guarantor under the Bank’s agreement with LBSF such that Lehman’s bankruptcy filing triggered an event of default. The Bank posted cash collateral to secure its exposure to Lehman on its derivative transactions. As a result of the bankruptcy filing, the Bank evaluated the outstanding trades it had with

LBSF to assess which individual derivatives were most important to the Bank’s overall risk position. Of the 595 trades, 63 represented approximately half of the total LBSF notional value and almost 100% of the base case duration impact of the LBSF portfolio. Therefore, the Bank elected to enter into 63 identical new trades with different counterparties on September 18, 2008.

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

The Bank has filed an adversary proceeding against LBSF and J.P. Morgan Chase Bank, N.A. (JP Morgan) to return the cash collateral posted by the Bank associated with the derivative contracts. See discussion within Item 3. Legal Proceedings in the Bank’s 2008 Annual Report filed on Form 10-K for more information with respect to the proceeding. The receivable from LBSF is recorded in the Bank’s Statement of Condition. In its Third Quarter 2008 Form 10-Q and its 2008 Annual Report filed on Form 10-K, the Bank disclosed that it was probable that a loss has been incurred with respect to this receivable. However, the Bank had not recorded a reserve with respect to the receivable from LBSF because the Bank was unable to reasonably estimate the amount of loss that had been incurred. There have been continuing developments in the adversary proceeding, that have occurred since the filing of the Bank’s Form 10-K. The discovery phase of the adversary proceeding is now underway, which has provided management information related to its claim. Based on this information, management’s most probable estimated loss is $35.3 million. Therefore, as of March 31, 2009, the Bank recorded a reserve of $35.3 million on this receivable, reported as a contingency reserve in the Statement of Operations.

Financial Highlights

The Statement of Operations data for the three months ended March 31, 2009 and 2008 and the Condensed Statement of Condition data as of March 31, 2009 are unaudited and were derived from the financial statements included in this report. The Condensed Statement of Condition data as of December 31, 2008 was derived from the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

Statement of Operations

	Three Months Ended
	March 31,
(in millions, except per share data)	2009	2008
Net interest income before provision for credit losses	$ 56.4	$89.7
Provision for credit losses	0.4	1.3
Net other-than-temporary impairment losses on held-to-maturity securities	(30.5)	-
Net gains (losses) on derivatives and hedging activities	(1.2)	4.4
Contingency reserve	(35.3)	-
All other income	2.6	1.0
Other expense	15.2	15.5

Income before assessments	(23.6)	78.3
Assessments	-	20.8

Net income (loss)	$(23.6)	$57.5

Earnings per share (1)	$(0.59)	$1.40

Dividends	$ -	$48.0
Weighted average dividend rate (2)	-	5.00%
Return on average capital	(2.30)%	5.24%
Return on average assets	(0.11)%	0.22%
Net interest margin (3)	0.27%	0.36%

Total capital ratio (at period-end) (4)	4.61%	4.30%
Total average capital to average assets	4.74%	4.27%

Notes:

(1)	Earnings per share calculated based on net income (loss).
(2)	Weighted average dividend rates are calculated as annualized dividends paid in the period divided by the average capital stock balance outstanding during the period on which the dividend is based.
(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(4)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at period end.

Condensed Statement of Condition

	March 31,	December 31,
(in millions)	2009	2008
Loans to members	$52,260.3	$62,153.4
Investments - Federal funds sold, interest-earning deposits and investment securities (1)	24,525.4	21,798.1
Mortgage loans held for portfolio, net	5,922.4	6,165.3
Prepaid REFCORP assessment	39.6	39.6
Total assets	83,294.8	90,805.9
Deposits and other borrowings (2)	1,907.0	1,491.1
Consolidated obligations, net (3)	76,213.1	84,263.0
AHP payable	36.1	43.4
REFCORP payable	-	-
Capital stock - putable	3,999.2	3,981.7
Retained earnings	402.8	170.5
Accumulated other comprehensive loss	(560.2)	(17.3)
Total capital	3,841.8	4,134.9

Notes:

(1)	None of these securities were purchased under agreements to resell.
(2)	Includes mandatorily redeemable capital stock.
(3)	Aggregate FHLB System-wide consolidated obligations (at par) were $1.1 trillion and $1.3 trillion at March 31, 2009 and December 31, 2008, respectively.

Forward-Looking Information

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events; changes in the Bank’s capital structure; membership changes; changes in the demand by Bank members for Bank loans to members; an increase in loans to members prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this report filed on Form 10-Q, as well as Risk Factors in Item 1A of the Bank’s 2008 Annual Report filed on Form 10-K.

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report filed on Form 10-Q as well as the audited financial statements and analysis for the year ended December 31, 2008, included in the Bank’s 2008 Annual Report filed on Form 10-K.

Summary of Financial Results

Net Income and Return on Capital.  For the first quarter of 2009, the Bank’s net loss totaled $23.6 million, a decrease of $81.1 million from the first quarter 2008 income of $57.5 million. This decrease was primarily due to lower net interest income, $30.5 million of other-than-temporary impairment credit loss charges taken on the Bank’s held-to-maturity investment portfolio for the first quarter of 2009 and a $35.3 million reserve recorded related to the collectibility of the LBSF receivable previously discussed. Details of the Statement of Operations are presented more fully below. The Bank’s return on average capital was (2.30)% in the first quarter of 2009, compared to 5.24% in the same year-ago period. The net loss in first quarter 2009 drove the decline in the ratio to a negative return.

Dividend Rate.  Management regards quarterly dividend payments as an important vehicle through which a direct investment return is provided to the Bank’s members. On December 23, 2008, the Bank announced its decision to voluntarily suspend payment of dividends until further notice. Therefore, there were no dividends declared or paid in the first quarter of 2009. The Bank’s weighted average dividend rate was 5.00% in the first quarter of 2008. Retained earnings were $402.8 million as of March 31, 2009, compared to $170.5 million at December 31, 2008. See additional discussion regarding dividends and retained earnings levels in the “Financial Condition” section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report filed on Form 10-Q.

Net Interest Income

The following table summarizes the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three months ended March 31, 2009 and 2008.

Average Balances and Interest Yields/Rates Paid

	Three Months Ended March 31,
	2009			2008
			Avg.			Avg.
		Interest	Yield/		Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance(1)	Expense	(%)	Balance(1)	Expense	(%)
Assets
Federal funds sold(2)	$13.9	$-	0.12	$4,163.3	$33.0	3.18
Interest-earning deposits	9,637.9	5.8	0.24	520.1	3.9	3.06
Investment securities(3)	15,050.2	153.4	4.13	19,569.4	232.1	4.77
Loans to members(4)	54,232.9	241.7	1.81	70,415.7	722.0	4.12
Mortgage loans held for portfolio(5)	6,084.9	76.9	5.12	6,169.7	79.4	5.18

Total interest-earning assets	85,019.8	477.8	2.28	100,838.2	1,070.4	4.27
Allowance for credit losses	(14.0)			(7.9)
Other assets(4)(5)	2,776.4			2,647.2

Total assets	$87,782.2			$103,477.5

Liabilities and capital
Deposits	1,745.0	0.4	0.10	2,037.4	$15.3	3.03
Consolidated obligation discount notes	17,867.4	24.8	0.56	34,023.1	295.3	3.49
Consolidated obligation bonds(4)	61,151.5	396.2	2.63	60,915.3	670.0	4.42
Other borrowings	6.2	-	1.15	4.0	0.1	7.13

Total interest-bearing liabilities	80,770.1	421.4	2.12	96,979.8	980.7	4.07
Other liabilities(4)	2,850.0			2,080.5
Total capital	4,162.1			4,417.2

Total liabilities and capital	$87,782.2			$103,477.5

Net interest spread			0.16			0.20
Impact of noninterest- bearing funds			0.11			0.16

Net interest income/ net interest margin		$56.4	0.27		$89.7	0.36

Notes:

(1)	Average balances do not reflect the impact of reclassifications due to FIN 39-1; average balances do, however, reflect the reclassification of certificates of deposit to investments as described in Note 3 to the audited financial statement in the Bank’s 2008 Annual Report filed on Form 10-K.
(2)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(3)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized other-than-temporary impairment reflected in accumulated other comprehensive loss.
(4)	Average balances reflect reclassification of noninterest-earning/noninterest-bearing hedge accounting adjustments to other assets or other liabilities.
(5)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.

Net interest income was $56.4 million for first quarter 2009, a decline of $33.3 million, or 37.1%, from the same year-ago period. Falling interest rates combined with lower volumes were the primary drivers of the decline. Total average interest-earning assets declined $15.8 billion, or 15.7%, to $85.0 billion for first quarter 2009 compared to $100.8 billion for the same year-ago period. Lower demand for loans to members was the primary driver of the decline. Total average loans to members were $54.2 billion for the first quarter 2009 compared to $70.4 billion for the same year-ago period. The demand for loans to members declined as the economy continued to slow and alternative sources of liquidity became available to members from various new government initiatives. First quarter 2008 average loans to members were the highest volumes for a quarterly period in 2008. The overall yield on interest-earning assets declined 199 basis points to 2.28% while the overall rate paid on interest-bearing liabilities declined 195 basis points to 2.12%, resulting in a 4 basis point compression in the net interest spread. The net interest margin decreased 9 basis points, to 27 basis points, from first quarter 2008 to first quarter 2009. The primary driver of the decline in net interest margin was the lower yield earned on noninterest-bearing funds (capital stock) which are typically invested in short-term assets. During the first quarter 2009, the Bank essentially eliminated its investment in Federal funds sold, as the yields declined sharply from the prior year, and increased the excess balances with the Federal Reserve which has been paying interest to the FHLBanks at the target Federal funds rate. The Federal Reserve interest-earning account is included in the table above within interest-earning deposits. Beginning in July 2009, the Federal Reserve will no longer pay interest on excess balances it holds on behalf of the Bank. In addition to the traditional overnight Federal funds investments, the Bank is also exploring additional alternative opportunities. In addition, to meet more stringent regulatory liquidity requirements, the Bank shifted a portion of overnight discount note funding to term discount notes, resulting in increased funding costs. Additional details and analysis regarding the shift in the mix of these categories is included in the Rate/Volume Analysis discussion below.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between first quarter 2009 and first quarter 2008.

	2009 Compared to 2008
	Increase (Decrease) in Income/Expense Due
	to Changes in:
(in millions)	Volume	Rate	Total
Federal funds sold	$(5.6)	$(27.4)	$(33.0)
Interest-earning deposits	0.3	1.6	1.9
Investment securities	(46.8)	(31.9)	(78.7)
Loans to members	(124.2)	(356.1)	(480.3)
Mortgage loans held for portfolio	(2.4)	(0.1)	(2.5)
Other(1)	3.3	(3.3)	-

Total interest-earning assets	(175.4)	(417.2)	(592.6)

Interest-bearing deposits	(2.7)	(12.2)	(14.9)
Consolidated obligation discount notes	(54.3)	(216.2)	(270.5)
Consolidated obligation bonds	(93.5)	(180.3)	(273.8)
Other borrowings	-	(0.1)	(0.1)
Other(1)	(20.2)	20.2	-

Total interest-bearing liabilities	(170.7)	(388.6)	(559.3)

Total increase (decrease) in net interest income	$(4.7)	$(28.6)	$(33.3)

Note:

(1)	Total interest income/expense rate and volume amounts are calculated values. The difference between the weighted average total amounts and the individual balance sheet components is reported in other above.

Net interest income decreased $33.3 million from first quarter 2008 to first quarter 2009, driven by both volume of and rates on interest-earning assets and interest-bearing liabilities. Total interest income decreased $592.6 million in the year-over-year comparison. This decline included a decrease of $417.2 million due to rate and $175.4 million due to volume, both driven primarily by the loans to members portfolio. Total interest expense decreased $559.3 million in the same comparison, including a rate impact of $388.6 million and a volume impact of $170.7 million, both due to the consolidated obligation bonds and discount notes portfolios.

Federal funds sold decreased $4.1 billion from first quarter 2008 to first quarter 2009 and were replaced with interest-earning deposits at the FRB due to the more favorable rates offered. Interest-earning deposits increased $9.1 billion; however interest income on the portfolio only increased $1.9 million. The significant increase in volume more than offset the 282 basis point decline in yield. The yield on interest-earning deposits reflects the significant downward change in overall short-term rates, as evidenced in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q. The net $5.0 billion increase in balances between these two categories reflects the Bank’s continued strategy in part to maintain a strong liquidity position in short-term investments in order to meet members’ loan demand.

The decrease in the first quarter 2009 average investment securities portfolio compared to first quarter 2008 was $4.5 billion, or 23.1%; correspondingly, the interest income on this portfolio decreased $78.7 million, driven primarily by volume; however, yields fell 64 basis points which also contributed to the decline. The yield on money market investments was down significantly quarter-over-quarter, accounting for the overall decline in yield on investments. The investment securities portfolio includes trading, available-for-sale and held-to-maturity securities, the majority of which are held-to-maturity. The decrease in investments quarter-over-quarter was due to declining certificates of deposit balances and run-off of the held-to-maturity MBS portfolio. The Bank has been cautious toward investments linked to the U.S. housing market, including MBS. The Bank purchased $275.0 million of agency MBS in first quarter 2009.

As noted above, the average loans to members portfolio decreased significantly from first quarter 2008 to first quarter 2009, declining $16.2 billion, or 23.0%, in the comparison. During the second half of 2007 and continuing into the first quarter of 2008, the Bank experienced unprecedented growth in the loans to members portfolio due to instability in the credit market, which resulted in increased demand from members for liquidity. This demand leveled off in the second and third quarter of 2008. However, loan demand began to decline in the fourth quarter of 2008 and continued into the first quarter of 2009 as members grew core deposits and gained access to additional liquidity from the Federal Reserve Banks (FRBs) and other government programs that only became available in the second half of 2008. This decline in volume coupled with a 231 basis point decrease in the yield resulted in a $480.3 million decline in interest income on this portfolio. The interest income on this portfolio was significantly impacted by the decline in short-term rates, as evidenced in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q. Specific mix changes within the portfolio are discussed more fully below under “Loans to Members Portfolio Detail.”

The mortgage loans held for portfolio balances declined slightly in the comparison, decreasing $84.8 million, or 1.4%, from first quarter 2008 to first quarter 2009. The related interest income on this portfolio declined $2.5 million. The volume of mortgages purchased from members was steady from quarter-to-quarter, but was outpaced by acceleration in the run-off of the existing portfolio. The decline in interest income was nearly all due to a lower average portfolio balance.

Interest-bearing deposits decreased $292.4 million or 14.4% from first quarter 2008 to first quarter 2009. Interest expense on the deposits decreased $14.9 million, driven much more by the 293 basis point decline in rates paid than the volume decline. Average interest-bearing deposit balances fluctuate periodically and are driven by member activity.

The consolidated obligations portfolio balance decreased in the quarter-over-quarter comparison, almost entirely due to a decline in discount notes. The first quarter 2009 discount notes average balance decreased $16.2 billion, or 47.5%, compared to the first quarter 2008 average balance, while the average bonds balance for first quarter 2009 was virtually flat compared to the same prior year period. This decline in discount notes was consistent with the decline in short term loan demand from members as noted above. Interest expense on discount notes decreased $270.5 million from first quarter 2008 to first quarter 2009. The decrease was partially attributable to the volume decline, but mostly to the 293 basis point decline in rates paid. The decline in rates paid was consistent with the general decline in short-term rates as mentioned previously. Interest expense on bonds decreased $273.8 million in the same comparison. The decrease in rates paid on bonds of 179 basis points was responsible for the majority of the decline. A substantial portion of the bond portfolio is swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. Market conditions continued to impact spreads on the Bank’s consolidated obligations. Bond spreads were volatile in the first quarter of 2009 and the Bank continued to experience obstacles in attempting to issue longer-term debt as investors remained reluctant to buy longer-term GSE obligations. However, investor demand for shorter-term GSE debt was strong in the first quarter of 2009. The Bank continued to be able to issue discount notes as needed and has also seen an increase in demand for debt with maturities ranging from one to three years. See details regarding the impact of swaps on the quarterly rates paid in the “Net Interest Income Derivatives Effects” discussion below.

For additional information, see the Liquidity and Funding Risk discussion in “Risk Management” in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

Average Loans to Members Portfolio Detail

	Average Balances
(in millions)	Three Months Ended March 31,
Product	2009	2008
RepoPlus	$3,428.9	$11,693.6
Mid-Term RepoPlus	25,127.5	33,969.6
Term Loans	14,541.8	11,474.7
Convertible Select	7,385.8	9,382.3
Hedge Select	150.0	160.0
Returnable	3,551.7	3,736.2

Total par value	$54,185.7	$70,416.4

The Bank’s average loans to member portfolio decreased 23.0% from first quarter 2008 to first quarter 2009. The most significant dollar and percentage decrease from 2008 to 2009 was in the RepoPlus product, which decreased $8.3 billion, or 70.7%, year-over-year. The Mid-term RepoPlus and Convertible Select products also had significant decreases year-over-year, but at a slower rate of decline.

Average balances for the RepoPlus and Mid-Term RepoPlus products decreased in 2009 as members gained access to additional liquidity from the FRBs and other government programs that became available in the second half of 2008. Members have also taken other actions during the credit crisis, such as raising core deposits and reducing the size of their balance sheets. The decline was driven by decreases in average loans to members of the Bank’s larger borrowers, with five banks reducing their total average loans outstanding by more than $17 billion.

Increases in Term Loans in the year-over-year comparison were primarily driven by a decline in interest rates; members elected to lock in lower rates on longer-term funding when possible. In addition, certain members had funding needs for term liquidity.

As of March 31, 2009, 33.1% of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 37.0% at December 31, 2008. Details of the portfolio components are included in Note 6 to the unaudited financial statements in this report filed on Form 10-Q.

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

During 2008, the Federal Reserve took a series of unprecedented actions that have made it more attractive for eligible financial institutions to borrow directly from the FRBs, creating increased competition for the Bank. See the “Legislative and Regulatory Actions” discussion in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K for additional information regarding these government actions.

The Bank accepts various forms of collateral including, but not limited to, AAA-rated investment securities and residential mortgage loans. In light of recent market conditions, the Bank recognizes that there is the potential for an increase in the credit risk of the portfolio. However, the Bank continues to monitor its collateral position and the related policies and procedures, to help ensure adequate collateral coverage. The Bank believes it was fully secured as of March 31, 2009. For more information on collateral, see the “Loan Products” discussion in “Overview” and the Credit and Counterparty Risk discussion in “Risk Management” in this Item 2. Management’s Discussion and Analysis, both in this report filed on Form 10-Q.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the three months ended March 31, 2009 and 2008. Derivative and hedging activities are discussed below in the “Other Income (Loss)” section.

Three Months Ended
March 31, 2009				Avg.				Avg.
		Interest Inc./		Yield/		Interest Inc./		Yield/			Incr./
	Average	Exp. with		Rate		Exp. without		Rate		Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives		(%)		Derivatives		(%)		Derivatives(1)	(%)
Assets
Loans to members	$54,232.9	$241.7		1.81		$499.1		3.73		$(257.4)	(1.92)
Mortgage loans held for portfolio	6,084.9	76.9		5.12		77.7		5.18		(0.8)	(0.06)
All other interest-earning assets	24,702.0	159.2		2.61		159.2		2.61		-	-

Total interest-earning assets	$85,019.8	$477.8		2.28		$736.0		3.51		$(258.2)	(1.23)

Liabilities and capital
Consolidated obligation bonds	$61,151.5	$396.2		2.63		$500.7		3.32		$(104.5)	(0.69)
All other interest-bearing liabilities	19,618.6	25.2		0.52		25.2		0.52		-	-

Total interest-bearing liabilities	$80,770.1	$421.4		2.12		$525.9		2.64		$(104.5)	(0.52)

Net interest income/net interest spread		$56.4		0.16		$210.1		0.87		$(153.7)	(0.71)

Three Months Ended
March 31, 2008				Avg.				Avg.
		Interest Inc./		Yield/		Interest Inc./		Yield/			Incr./
	Average	Exp. with		Rate		Exp. without		Rate		Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives		(%)		Derivatives		(%)		Derivatives(1)	(%)
Loans to members	$70,415.7		$722.0		4.12		$773.2		4.42	(51.2)	(0.30)
Mortgage loans held for portfolio	6,169.7		79.4		5.18		80.2		5.23	(0.8)	(0.05)
All other interest-earning assets	24,252.8		269.0		4.46		269.0		4.46	-	-

Total interest-earning assets	$100,838.2		$1,070.4		4.27		$1,122.4		4.48	(52.0)	(0.21)

Liabilities and capital
Consolidated obligation bonds	$60,915.3		$670.0		4.42		$707.0		4.67	(37.0)	(0.25)
All other interest-bearing liabilities	36,064.5		310.7		3.46		310.7		3.46	-	-

Total interest-bearing liabilities	$96,979.8		$980.7		4.07		$1,017.7		4.22	(37.0)	(0.15)

Net interest income/net interest spread			$89.7		0.20		$104.7		0.26	(15.0)	(0.06)

Note:

(1)	Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

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

The variances in the loans to members and consolidated obligation derivative impacts from period to period are driven by the change in average 3-month LIBOR, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period. For first quarter 2009 compared to first quarter 2008, the average 3-month LIBOR declined 205 basis points. This decline combined with the higher level of hedged loans relative to hedged consolidated obligations resulted in a larger negative derivative impact to net interest income than the same year-ago period. This unfavorable variance was partially offset by the interest rate changes to variable rate debt. For first quarter 2009, the impact of derivatives decreased net interest income $153.7 million and reduced the interest rate spread 71 basis points, compared to a decrease of $15.0 million in net interest income and a reduction of 6 basis points on the interest rate spread for first quarter 2008. The mortgage loans held for portfolio derivative impact for all periods presented was affected by the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF program.

Other Income (Loss)

	Three Months Ended March 31,
(in millions)	2009	2008	% Change
Services fees	$0.6	$1.0	(40.0)
Net (losses) on trading securities	-	(0.3)	(100.0)
Net gains (losses) on derivatives and hedging activities	(1.2)	4.4	n/m
Total other-than-temporary impairment losses	(324.8)	-	n/m
Portion of impairment losses recognized in other comprehensive loss	294.3	-	n/m

Net other-than-temporary impairment losses	(30.5)	-	n/m
Contingency reserve	(35.3)	-	n/m
Other income, net	2.0	0.3	n/m

Total other income (loss)	$(64.4)	$5.4	n/m

n/m - not meaningful

First quarter 2009 results included total other loss of $64.4 million, compared to income of $5.4 million in first quarter 2008. Service fees declined in the year-over-year comparison due to the Bank’s transition out of the Coin and Currency business in July 2008. Net other-than-temporary impairment losses represented the credit loss portion of the other-than-temporary impairment charges taken on the private label MBS portfolio in first quarter 2009. There were no impairment charges in the same prior year period. See additional discussion regarding other-than-temporary impairment charges in “Critical Accounting Policies” in this Item 2. Management’s Discussion and Analysis and Note 5 to the unaudited financial statements, both in this report filed on Form 10-Q. The $35.3 million contingency reserve represents the establishment of a reserve for the Bank’s LBSF receivable in first quarter 2009. See additional discussion regarding the LBSF receivable and reserve in the Current Financial and Mortgage Events and Trends disclosure of the “Overview” section in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q. Other income, net increased $1.7 million in the year-over-year comparison, primarily due to an increase in standby letter of credit fees during first quarter 2009. The first quarter 2009 net losses on derivatives and hedging activities totaled $1.2 million compared to gains of $4.4 million in first quarter 2008. The activity related to net gains (losses) on derivatives and hedging activities is discussed in more detail below.

Derivatives and Hedging Activities.  The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness.

	For the Three Months Ended
	March 31, 2009	March 31, 2008
(in millions)	Gain (Loss)	Gain (Loss)
Derivatives and hedged items in SFAS 133 fair value hedging relationships
Loans to members	$(19.2)	$0.3
Consolidated obligations	17.4	5.7

Total net gain (loss) related to fair value hedge ineffectiveness	(1.8)	6.0

Derivatives not designated as hedging instruments under SFAS 133
Economic hedges	(1.4)	(1.9)
Mortgage delivery commitments	1.9	0.1
Intermediary transactions	-	-
Other	0.1	0.2

Total net gain (loss) related to derivatives not designated as hedging instruments under SFAS 133	0.6	(1.6)

Net gains (losses) on derivatives and hedging activities	$(1.2)	$4.4

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligation bonds using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). For the first quarter of 2009, total ineffectiveness related to these fair value hedges resulted in a loss of $1.8 million compared to a gain of $6.0 million in the first quarter of 2008. During the same period, the overall notional amount decreased from $70.2 billion at March 31, 2008 to $57.6 billion at March 31, 2009. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a loss of $1.4 million in first quarter 2009 compared to a loss of $1.9 million in 2008. The overall notional amount of economic hedges decreased from $2.2 billion at March 31, 2008 to $0.8 billion at March 31, 2009.

Mortgage Delivery Commitments.  Certain mortgage purchase commitments are considered derivatives (in accordance with SFAS No. 149). When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly. Total gains relating to mortgage delivery commitments for the first quarter of 2009 increased to $1.9 million from total gains of $0.1 million for the first quarter of 2008 largely due to changing market rates. Total notional of the Bank’s mortgage delivery commitments increased from $27.3 million at March 31, 2008 to $31.7 million at March 31, 2009.

Intermediary Transactions.  Derivatives in which the Bank is an intermediary may arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. Net gains on intermediary activities were not significant for the three months ended March 31, 2009 and 2008.

Other Expense

	Three Months Ended March 31,
(in millions)	2009	2008	% Change
Operating - salaries and benefits	$8.2	$9.6	(14.6)
Operating - occupancy	0.6	0.8	(25.0)
Operating - other	4.9	3.5	40.0
Finance Agency	0.8	0.8	-
Office of Finance	0.7	0.8	(12.5)

Total other expenses	$15.2	$15.5	(1.9)

Total other expenses declined slightly year-over-year. This decrease was primarily due to nonrecurring severance costs and higher defined benefit pension expense in first quarter 2008. This decrease was partially offset by higher professional fees in first quarter 2009 related to increased consulting fees and services related to the Bank’s enhanced other-than-temporary impairment assessment process.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Agency and the OF. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations and totaled $1.5 million and $1.6 million for the first three months of 2009 and 2008, respectively. The Bank has no control over the operating expenses of the Finance Agency. The FHLBanks are able to exert a limited degree of control over the operating expenses of the OF due to the fact that two directors of the OF are also FHLBank presidents.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	Three Months Ended March 31,
(in millions)	2009	2008	% Change
Affordable Housing Program (AHP)	$-	$6.4	(100.0)
REFCORP	-	14.4	(100.0)

Total assessments	$-	$20.8	(100.0)

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through the first quarter of 2009 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final payment during the first quarter of 2013. This date assumes that the FHLBanks pay exactly $300 million annually until 2013. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

Application of the REFCORP percentage rate as applied to earnings during first quarter 2008 resulted in expenses for the Bank of $14.4 million. Due to the pre-assessment loss incurred in first quarter 2009, the Bank did not incur REFCORP or AHP expense for the period.

For full year 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank is using its overpayment as a credit against future

REFCORP assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. This overpayment is recorded as a prepaid asset by the Bank and reported as “prepaid REFCORP assessment” on the Statement of Condition. Over time, as the Bank uses this credit against its future REFCORP assessments, the prepaid asset will be reduced until it has been exhausted. If any amount of the prepaid asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining prepaid asset. The Bank’s prepaid REFCORP assessment balance at March 31, 2009 was $39.6 million.

Financial Condition

The following is Management’s Discussion and Analysis of the Bank’s financial condition at March 31, 2009 compared to December 31, 2008. This should be read in conjunction with the Bank’s unaudited interim financial statements and notes in this report and the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

Asset Composition.  As a result of declining loan demand by members, the Bank’s total assets decreased $7.5 billion, or 8.3%, to $83.3 billion at March 31, 2009, down from $90.8 billion at December 31, 2008. Loans to members decreased $9.9 billion. This decrease was partially offset by a net $2.9 billion increase in total interest-earning deposits and Federal funds sold.

Total housing finance-related assets, which include MPF Program loans, loans to members, mortgage-backed securities and other mission-related investments, decreased $10.7 billion, or 13.4%, to $68.9 billion at March 31, 2009, down from $79.6 billion at December 31, 2008. Total housing finance-related assets accounted for 82.7% of assets as of March 31, 2009 and 87.7% of assets as of December 31, 2008.

Loans to Members.  At March 31, 2009, total loans to members reflected balances of $52.3 billion to 233 borrowing members, compared to $62.2 billion at year-end 2008 to 249 borrowing members, representing a 15.9% decrease in the portfolio balance. A significant concentration of the loans continued to be generated from the Bank’s five largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base. Total loans outstanding to the Bank’s five largest members were $33.0 billion and $37.6 billion at March 31, 2009 and December 31, 2008, respectively.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the three months ended March 31, 2009 and the year ended December 31, 2008.

Member Asset Size	2009	2008
Less than $100 million	39	51
Between $100 million and $500 million	132	142
Between $500 million and $1 billion	38	39
Between $1 billion and $5 billion	26	26
Greater than $5 billion	16	16

Total borrowing members during the year	251	274

Total membership	320	323
Percent of members borrowing during the period	78.4%	84.8%
Total borrowing members with outstanding loan balances at period-end	233	249
Percent of member borrowing at period-end	72.8%	77.1%

As of March 31, 2009, the par value of the combined mid-term (Mid-Term RepoPlus) and short-term (RepoPlus) products decreased $8.5 billion, or 25.4%, to $25.0 billion, compared to $33.5 billion at December 31, 2008. These products represented 49.9% and 56.3% of the par value of the Bank’s total loans to members portfolio at March 31, 2009 and December 31, 2008, respectively. The Bank’s shorter-term loans to members decreased as a result of members’ having less need for liquidity from the Bank as they have taken actions during the credit crisis, such as raising core deposits, reducing their balance sheets, and identifying alternative sources of funds. Also, the

Bank’s members have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing capital stock. As well, the recession has decreased the Bank’s members’ need for funding from the Bank. The short-term portion of the loans to members portfolio is volatile; as market conditions change rapidly, the short-term nature of these lending products could materially impact the Bank’s outstanding loan balance. See Item 1. Business in the Bank’s 2008 Annual Report filed on Form 10-K for details regarding the Bank’s various loan products.

The Bank’s longer-term loans to members, referred to as Term Loans, decreased $0.9 billion, or 6.0%, to $14.0 billion as of March 31, 2009 down from $14.9 billion at December 31, 2008. The Bank maintained approximately the same level of long-term loans to members in proportion to the total portfolio; these balances represented 28.1% and 25.0% of the Bank’s loans to members portfolio at March 31, 2008 and December 31, 2008, respectively. The Bank’s longer-term loans have remained relatively constant as the loans to members continue to represent a good value for the Bank’s members based on the interest rate. A number of the Bank’s members have a high percentage of long-term mortgage assets on their balance sheets; these members generally fund these assets through these longer-term borrowings with the Bank to mitigate interest rate risk. Meeting the needs of such members has been, and will continue to be, an important part of the Bank’s loans to members business.

As of March 31, 2009, the Bank’s longer-term option embedded loans to members remained relatively flat at $11.0 billion. These products represented 22.0% and 18.7% of the Bank’s loans to members portfolio on March 31, 2009 and December 31, 2008, respectively.

Mortgage Loans Held for Portfolio.  Net mortgage loans held for portfolio decreased 3.9% to $5.9 billion as of March 31, 2009, compared to $6.2 billion at December 31, 2008. This decrease was primarily due to the continued run-off of the portfolio. This run-off more than offset the new funding activity and the balances added in the second half of 2008 via the purchasing agreement with FHLBank of Chicago.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table.

	March 31,	December 31,
(in millions)	2009	2008
Loans to members(1)	$52,260.3	$62,153.4
Mortgage loans held for portfolio, net(2)	5,922.4	6,165.3
Nonaccrual mortgage loans, net(3)	48.9	38.3
Mortgage loans past due 90 days or more and still accruing interest(4)	13.3	12.6
BOB loans, net(5)	11.6	11.4

Notes:

(1)	There are no loans to members balances which are past due or on nonaccrual status
(2)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.
(3)	All nonaccrual mortgage loans are reported net of interest applied to principal.
(4)	Government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.
(5)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

The Bank has experienced an increase in its nonaccrual mortgage loans held for portfolio. Nonaccrual mortgage loans increased approximately $10.6 million, or 27.7%, from December 31, 2008 to March 31, 2009. This increase was driven by the general economic conditions. The Bank increased its allowance for loan losses on these loans from $4.3 million at December 31, 2008 to $5.5 million at March 31, 2009.

Interest-Earning Deposits and Federal Funds Sold.  At March 31, 2009, these short-term investments totaled $9.2 billion, a net increase of $2.9 billion, or 45.3%, from December 31, 2008. These combined balances have continued to grow over the last two years, reflecting the Bank’s strategy to continue to increase its short-term liquidity position in part to be able to meet members’ loan demand.

Investment Securities.  The $150.4 million, or 1.0%, decrease in investment securities from December 31, 2008 to March 31, 2009 was due to a decrease in held-to-maturity MBS, partially offset by an increase in trading securities. The held-to-maturity MBS are collateralized and are typically expected to provide a return that exceeds the return on other types of investments. The decrease in MBS was driven primarily by paydowns and/or maturities of principal as well as other-than-temporary impairment charges recorded against the portfolio. The Bank continues to receive cash payments on all MBS. The increase in trading securities was driven primarily by an increase in certificates of deposit classified as trading.

Historically, the amount that the Bank can invest in MBS is limited by regulation to 300% of regulatory capital. However, on March 24, 2008, the Finance Agency passed a resolution that authorized a temporary increase in the amount of MBS the FHLBanks are permitted to purchase. This resolution increased the MBS investment limit to 600% of regulatory capital for two years, subject to Board approval and filing of required documentation with the Finance Agency. The Bank will continue to monitor its MBS position and determine the proper portfolio level. At the current time, the Bank does not expect to exceed the original 300% limit.

The following tables summarize key investment securities portfolio statistics.

	March 31,	December 31,
(in millions)	2009	2008
Trading securities:
Mutual funds offsetting deferred compensation	$5.5	$6.2
Treasury bills	434.6	-
Certificates of deposit	3,200.8	500.6

Total trading securities	$3,640.9	$506.8

Available-for-sale securities:
Certificates of deposit	$500.0	$-
Mortgage-backed securities	17.7	19.7

Total available-for-sale securities	$517.7	$19.7

Held-to-maturity securities:
Certificates of deposit	$-	$2,700.0
State or local agency obligations	637.1	636.8
U.S. government-sponsored enterprises	450.5	955.0
Mortgage-backed securities	10,047.9	10,626.2

Total held-to-maturity securities	$11,135.5	$14,918.0

Total investment securities	$15,294.1	$15,444.5

As of March 31, 2009, investment securities had the following maturity and yield characteristics.

(dollars in millions)	Book Value	Yield
Trading securities:
Mutual funds offsetting deferred compensation	$5.5	n/a
Treasury bills	434.6	0.37
Certificates of deposit	3,200.8	1.16

Total trading securities	$3,640.9	1.07

Available-for-sale securities:
Certificates of deposit	$500.0	0.67
Mortgage-backed securities	17.7	0.81

Total available-for-sale securities	$517.7	0.68

Held-to-maturity securities:
State or local agency obligations:
After one but within five years	$135.6	5.78
After ten years	501.5	3.23

Total state or local agency obligations	$637.1	3.78

U.S. government-sponsored enterprises:
Within one year	99.8	1.17
After one but within five years	250.0	3.40
After five years	100.7	4.05

Total U.S. government-sponsored enterprises	450.5	3.05
Mortgage-backed securities	10,047.9	4.62

Total held-to-maturity securities	$11,135.5	4.51

Total investment securities	$15,294.1	3.60

As of March 31, 2009, the Bank’s available-for-sale and held-to-maturity portfolios included gross unrealized losses of $17.3 million and $2.3 billion, respectively, related to noncredit loss factors. As of December 31, 2008, the available-for-sale and held-to-maturity securities portfolios included gross unrealized losses of $14.5 million and $2.1 billion, respectively, which were considered temporary. The increases in gross unrealized losses on these portfolios resulted from ongoing market volatility, illiquidity in certain market sectors, widening credit spreads and deterioration in credit quality. In conjunction with the adoption of FSP 115-2, the Bank recorded a $255.9 million cumulative effect adjustment to accumulated other comprehensive income (loss). This amount represented the noncredit loss portion of other-than-temporary impairment recorded in fourth quarter 2008. In addition, the Bank recorded other-than-temporary impairment charges of $294.3 million, representing the noncredit portion of impairment, to accumulated other comprehensive income (loss) on its held-to-maturity securities investment portfolio for the three months ended March 31, 2009. See “Critical Accounting Policies” and “Credit and Counterparty Risk-Investments” in this Item 2. Management’s Discussion and Analysis, in this report filed on Form 10-Q for additional details.

As of March 31, 2009, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total	Total
(in millions)	Book Value	Fair Value
JP Morgan Mortgage Trust	$1,893.1	$1,292.9
Federal Home Loan Mortgage Corp.	1,485.0	1,516.6
Wells Fargo Mortgage Backed Securities Trust	1,085.5	851.4
Federal National Mortgage Association	709.4	717.1
Government National Mortgage Association	510.7	509.0
Structured Adjustable Rate Mortgage Loan Trust	455.4	421.4
Pennsylvania Housing Finance Agency	427.5	385.6
Countrywide Alternative Loan Trust	399.8	345.6
Countrywide Home Loans, Inc.	393.4	347.4

Total	$7,359.8	$6,387.0

For additional information on the credit risk of the investment portfolio, see Credit and Counterparty Risk discussion in this section.

Deposits.  At March 31, 2009, time deposits in denominations of $100 thousand or more totaled $13.8 million. The table below presents the maturities for time deposits in denominations of $100 thousand or more:

		Over 3	Over 6
(in millions)		Months but	Months but
	3 Months	Within	Within
By Remaining Maturity at March 31, 2009	or Less	6 Months	12 Months	Thereafter	Total
Time certificates of deposit ($100,000 or more)	$3.0	$0.0	$8.3	$2.5	$13.8

Commitment and Off-balance Sheet Items.  At March 31, 2009, the Bank is obligated to fund approximately $4.8 million in additional loans to members, $31.7 million of mortgage loans and $11.4 billion in outstanding standby letters of credit, and to issue $1.3 billion in consolidated obligations. The Bank does not have any off-balance sheet special purpose entities or any other type of off-balance sheet conduits.

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

Management strives to manage the overall risk profile of the Bank in a manner that attempts to preserve its Projected Capital Stock Price (PCSP) at or near the target ratio of 95%. The difference between the actual PCSP and the floor or target, if any, represents a range of additional retained earnings that will need to be accumulated over time to restore the PCSP and retained earnings to an adequate level. Under the revised retained earnings policy, when the PCSP is below the target, the Board is required to establish an implementation approach for reaching the target that includes an analysis of various recovery periods and a restriction in the dividend payout ratio to no greater than 67.0% of the previous quarter’s earnings. At December 31, 2008, the Bank’s PCSP was 9.9% and 74.2% under the actual calculation and the Alternative Risk Profile approach, respectively. As of March 31, 2009, the Bank’s PCSP was 11.6% under the actual calculation and 73.2% under the Alternative Risk Profile approach, and the Bank continued to be out of compliance with this internal capital adequacy policy metric. As a result, the Board established an implementation approach and restricted the dividend payout. During the first quarter of 2009, the projected capital stock price stabilized at a level just above the low price established in December 2008 for the actual PCSP and at the low price for the alternate PCSP. As components of the PCSP, both interest rate and spread risk were relatively stable at low levels during the first quarter of 2009. The credit risk component, however, expanded primarily due to credit rating downgrades. This was the primary driver of keeping the PCSP at low levels during the first quarter of 2009 for both the actual and alternate PCSP, despite an improved current capital stock price from which the PCSP is projected. The increase in the credit risk component was driven primarily by credit ratings downgrades on MBS. See the Capital Adequacy and the Alternative Risk Profile discussion in “Risk Management” in Item 2. Management’s Discussion and Analysis for more information regarding the PCSP and Alternative Risk Profile.

At March 31, 2009, retained earnings were $402.8 million, representing an increase of $232.3 million, or 136.2%, from December 31, 2008. The Bank adopted FSP 115-2 effective January 1, 2009. This adoption resulted in a $255.9 million increase in retained earnings due to the cumulative effect adjustment recorded as of January 1, 2009. Additional information regarding FSP 115-2 is available in the “Critical Accounting Policies” discussion in this Item 2. Management’s Discussion and Analysis and Note 2 to the unaudited financial statements, both in this report filed on Form 10-Q. Further details of the components of required risk-based capital are presented in the “Capital Resources” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q. See Note 10 to the unaudited financial statements in this report filed on Form 10-Q for further discussion of risk-based capital and the Bank’s policy on capital stock requirements.

	Three Months Ended March 31,
(in millions)	2009	2008
Balance, beginning of the year	$170.5	$296.3
Cumulative effect of adoption of FSP 115-2	255.9	-
Net income (loss)	(23.6)	57.5
Dividends	-	(48.0)

Balance, end of the quarter	$402.8	$305.8

Payout ratio (dividends/net income)	n/a	83.5%

n/a - not applicable

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources as of March 31, 2009, which should be read in conjunction with the unaudited interim financial conditions and notes included in this report filed on Form 10-Q and the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

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

	March 31,	December 31,
(in millions)	2009	2008
Permanent capital:
Capital stock (1)	$4,007.2	$3,986.4
Retained earnings	402.8	170.5

Total permanent capital	$4,410.0	$4,156.9

Risk-based capital requirement:
Credit risk capital	$432.8	$278.7
Market risk capital	2,685.7	2,739.1
Operations risk capital	935.5	905.3

Total risk-based capital requirement	$4,054.0	$3,923.1

Note:

(1)	Capital stock includes mandatorily redeemable capital stock

The Bank held excess permanent capital over RBC requirements of $356.0 million and $233.8 million at March 31, 2009 and December 31, 2008, respectively.

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

	March 31,	December 31,
(dollars in millions)	2009	2008
Capital Ratio
Minimum capital (4.0% of total assets)	$3,331.8	$3,632.2
Actual capital (permanent capital plus reserves for off-balance sheet credit risk)	4,410.4	4,170.9
Total assets	83,294.8	90,805.9
Capital ratio (actual capital as a percent of total assets)	5.3%	4.6%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$4,164.7	$4,540.3
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus reserves for off-balance sheet credit risk)	6,615.5	6,249.3
Leverage ratio (leverage capital as a percent of total assets)	7.9%	6.9%

Management reviews, on a routine basis, projections of capital leverage that incorporate anticipated changes in assets, liabilities, and capital stock levels as a tool to manage overall balance sheet leverage within the Board’s operating ranges. In connection with this review, when management believes that adjustments to the current member stock purchase requirements within the ranges established in the capital plan are warranted, a recommendation is presented for Board consideration. The member stock purchase requirements have been adjusted several times since the implementation of the capital plan in December 2002. Members are currently required to purchase Bank stock with a value of 4.75% of member loans outstanding and 0.75% of unused borrowing capacity. Effective May 1, 2009, there was an increase in the stock purchase requirement percentage for AMA activity from 0.0% to 4.0%.

On November 10, 2008, the Bank first changed its excess capital stock repurchase practice, stating that the Bank would no longer make excess capital stock repurchases at a member’s request and noting that the previous practice of repurchasing excess capital stock from all members on a periodic basis was revised. Subsequently, as announced on December 23, 2008, the Bank suspended excess capital stock repurchases until further notice. When the Bank reinstates excess capital stock repurchases, it plans to do so pursuant to a quarterly repurchase practice whereby it will send notice to members at least three business days prior to the repurchase date. At March 31, 2009 and December 31, 2008, excess capital stock totaled $1,142.9 million and $479.7 million, respectively. The Bank’s prior practice was to promptly repurchase the excess capital stock of its members upon their request (except with respect to directors’ institutions during standard blackout periods).

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

The most significant accounting policies followed by the Bank are presented in Note 2 to the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K. These policies, along with the disclosures presented in the other notes to the financial statements and in this financial review, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements.

The following critical accounting policies are discussed in more detail under this same heading in the Bank’s 2008 Annual Report filed on Form 10-K:

•	Other-Than-Temporary Impairment for Investment Securities
•	Fair Value Calculations and Methodologies
•	Accounting for Derivatives
•	Loans to Members and Related Allowance for Credit Losses
•	Guarantees and Consolidated Obligations
•	Accounting for Premiums and Discounts on Mortgage Loans and Mortgage-Backed Securities
•	Allowance for Credit Losses on Banking on Business Loans
•	Allowance for Credit Losses on Mortgage Loans Held for Portfolio
•	Future REFCORP Payments

Since January 1, 2009, the Bank has made two changes to its critical accounting policies as a result of adopting newly issued accounting standards. The impact of those accounting standards on the Bank’s Critical Accounting Policies is discussed below.

Other-Than-Temporary Impairment Assessments for Investment Securities.  Effective January 1, 2009, the Bank adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary

Impairments” (FSP 115-2). Among other things, FSP 115-2 revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as available-for-sale and held-to-maturity.

For debt securities, the “ability and intent to hold” provision was eliminated in FSP 115-2, and impairment is now considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security). In addition, the probability standard relating to the collectibility of cash flows was eliminated in FSP 115-2, and impairment is now considered to be other than temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to in FSP 115-2 as a credit loss).

The Bank evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for other-than-temporary impairment on at least a quarterly basis. In doing so, the Bank considers many factors including, but not limited to: the credit ratings assigned to the securities by the NRSROs; other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether the Bank has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its private label residential MBS, the Bank also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.

In the case of its private label residential MBS that exhibit adverse risk characteristics, the Bank employs models to determine the cash flows that it is likely to collect from the securities. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. A significant input to these models is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which are based upon an assessment of the various housing markets. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against potential losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment. In order to promote consistency among the twelve FHLBanks, for the first quarter of 2009, the Finance Agency required that the FHLBank of San Francisco, in consultation with the other FHLBanks and the Finance Agency, develop FHLBank System-wide modeling assumptions to be used by all FHLBanks for purposes of producing cash flow analyses used in the other-than-temporary impairment assessment for private label residential MBS classified as prime and Alt-A. The Finance Agency also required the FHLBanks to run the other-than-temporary impairment analysis on a common platform. The Bank utilized the FHLBank of Indianapolis to perform the cash flow analysis for these securities as it had the platform which was acceptable to the Finance Agency. Also consistent with Finance Agency guidance, the Bank utilized the FHLBank of Chicago’s platform to run the Bank’s other-than-temporary impairment analysis on its private label residential MBS classified as subprime. The Bank performed its other-than-temporary impairment analysis on monoline insured and all other private label residential MBS in a manner consistent with other FHLBanks with similar instruments.

The Bank reviewed the FHLBank System-wide assumptions used in the first quarter of 2009 other-than-temporary impairment process. Based on the results of this review, the Bank deemed the FHLB System-wide assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Bank’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

If the Bank intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.

In instances in which the Bank determines that a credit loss exists but the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the other-than-temporary impairment is separated into (1) the amount of the total impairment related to the credit loss and (2) the amount of the total impairment related to all other factors (i.e., the noncredit portion). The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings and the amount of the total other-than-temporary impairment related to all other factors is recognized in accumulated other comprehensive income (loss). The total other-than-temporary impairment is presented in the Statement of Operations with an offset for the amount of the total other-than-temporary impairment that is recognized in accumulated other comprehensive income (loss). Absent the intent or requirement to sell a security, if a credit loss does not exist, any impairment is not considered to be other-than-temporary.

Regardless of whether an other-than-temporary impairment is recognized in its entirety in earnings or if the credit portion is recognized in earnings and the noncredit portion is recognized in other comprehensive income (loss), the estimation of fair values has a significant impact on the amount(s) of any impairment that is recorded.

The noncredit portion of any other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss) for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a pro rata manner based on the amount of actual cash flows received as a percentage of total estimated cash flows) as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional other-than-temporary impairment that is recognized in earnings. In periods subsequent to the recognition of an other-than-temporary impairment loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. For debt securities for which other-than-temporary impairments are recognized in earnings, the difference between the new cost basis and the cash flows expected to be collected is accreted into interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.

The adoption of FSP 115-2 required a cumulative effect adjustment as of January 1, 2009, which increased the Bank’s retained earnings by $255.9 million with an offsetting decrease to accumulated other comprehensive income (loss). The Bank’s adoption of FSP 115-2 had a material impact on the Bank’s Statement of Condition, Statement of Operations and Statement of Changes in Capital. The adoption of FSP 115-2 had no material impact on the Bank’s Statement of Cash Flows.

Fair Value Calculations and Methodologies.  The Bank adopted FASB Staff Position No. FAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4) on January 1, 2009. FSP 157-4 affirms the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions (that is, in the inactive market). FSP 157-4 also provides additional guidance to determine whether a market for a financial asset is inactive and determine if a transaction is distressed. The Bank’s adoption of FSP 157-4 did not have a material impact on the Bank’s financial statements, nor did it change the Bank’s fair value methodologies from those disclosed in the Bank’s 2008 Annual Report filed on Form 10-K.

The Bank did not implement any other material changes to its accounting policies or estimates during the three months ended March 31, 2009.

Recently Issued Accounting Standards and Interpretations. See Note 2 to the unaudited interim financial statements included in this report filed on Form 10-Q for a discussion of recent accounting pronouncements that are relevant to the Bank’s businesses.

Legislative and Regulatory Developments

Finance Agency Guidance for Determining Other-Than-Temporary Impairment.  On April 28, 2009 and May 7, 2009, the Finance Agency provided the Bank with guidance related to the process for determining other-than-temporary impairment and the adoption of FSP 115-2 with respect to the Bank’s holdings of private label MBS. See “Critical Accounting Policies” in this Item 2. Management’s Discussion and Analysis and Note 2 to the unaudited financial statements in this report filed on Form 10-Q for a description of this guidance.

U.S. Treasury Department’s Financial Stability Plan.  On March 23, 2009, in accordance with the U.S. Treasury Department’s announced Financial Stability Plan’s initiative to purchase illiquid assets, the U.S. Treasury announced the Public-Private Investment Program, which is a program designed to attract private investors to purchase certain real estate loans and illiquid private label MBS (originally rated AAA) owned by financial institutions using up to $100 billion in TARP capital funds. These funds could be levered with debt funding also provided by the U.S. Treasury to expand the capacity of the program. If this program is used to purchase classes of assets the same as, or similar to, assets in the Bank’s investment portfolio, the fair value of such assets may rise (fall), which could benefit (harm) the Bank.

Proposed Bankruptcy Cramdown Legislation and Mortgage Modification Programs.  The Bankruptcy Reform Act of 1994 substantially eliminated the risk of bankruptcy mortgage modifications, also known as “cramdowns,” on mortgages secured solely by the debtor’s principal residence. Legislation to allow bankruptcy cramdowns on mortgages secured by owner-occupied homes has been passed by the House. Although legislation introduced on such bankruptcy cramdowns has been defeated in the U.S. Senate, similar legislation could be re-introduced. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings could become material. The proposed legislation allows a bankruptcy judge, in specified circumstances, to reduce the mortgage amount to today’s market value of the property, reduce the interest rate paid by the debtor, and/or extend the repayment period. In the event that this legislation is passed and applies to existing mortgage debt (including residential MBS), then, the Bank could face increased risk of credit losses on its private label MBS that include bankruptcy carve-out provisions and allocate bankruptcy losses over a specified dollar amount on a pro-rata basis across all classes of a security. The Bank has 73 private label MBS with a par value of $4.5 billion that include bankruptcy carve-out language that could be affected by cramdown legislation. The effect on the Bank will depend on the actual version of the legislation that is passed and whether mortgages held by the Bank, either within the MPF Program or as collateral for MBS held by the Bank, are subject to bankruptcy proceedings under the new legislation. Other Bankruptcy Reform Act Amendments are also being discussed. In addition, as mortgage servicers modify mortgages under the various government incentive programs and otherwise, the value of the Bank’s MBS and MPF mortgages held for investment, as well as mortgage assets pledged as collateral for member loans, may be reduced.

Federal Reserve Board GSE Debt and MBS Purchase Initiative.  On November 25, 2008, the Federal Reserve Board announced an initiative for the Federal Reserve Bank of New York to purchase up to $100 billion of the debt of Freddie Mac, Fannie Mae, and the FHLBanks. On March 18, 2009, the Federal Reserve Board committed to purchase up to an additional $100 billion of such debt. Through May 31, 2009, FRBNY has purchased approximately $72 billion in such term debt, of which approximately $17.9 billion was FHLBank term debt. See Liquidity and Capital Resources in this item for a discussion of this initiative’s impact on the Bank. On November 25, 2008, the Federal Reserve Board announced a program to purchase up to $500 billion in MBS backed by Fannie Mae, Freddie Mac, and the Government National Mortgage Association to reduce the cost and increase the availability of credit for the purchase of houses. On March 18, 2009, the Federal Reserve Board committed to purchase up to an additional $750 billion of such MBS. This program, initiated to drive mortgage rates lower, make housing more affordable, and help stabilize home prices, may lead to continued artificially low agency-mortgage pricing. Comparative MPF price execution, which is a function of the FHLBank debt issuance costs, may not be competitive as a result. This trend could continue and member demand for additional MPF products could diminish.

Additional Federal Reserve Bank Actions.  On November 25, 2008, the Federal Reserve announced the creation of the TALF. The TALF is a funding facility that will issue loans with a term of up to three years to U.S. persons that own eligible asset-backed security (ABS) collateral. The TALF is intended to (1) assist the financial markets in accommodating the credit needs of consumers and small businesses by facilitating the issuance of ABS collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration (SBA) and (2) improve the market conditions for ABS more generally. TALF loans are non-recourse loans, meaning that the borrower’s obligation to repay the loan can be fulfilled by surrendering the collateral. The U.S. Treasury is providing credit protection to the FRBNY using funds authorized under the TARP. The loan from the FRBNY is senior to the TARP funds. On February 10, 2009, the FRB announced that it is prepared to expand the size of the TALF to as much as $1.0 trillion and potentially to broaden the eligible collateral to encompass other types of newly issued AAA-rated ABS, such as ABS backed by commercial mortgages or private label ABS backed by residential mortgages. Any expansion of the TALF would be supported by the Treasury providing additional funds from the TARP. In May, 2009, the FRB announced the expansion of the TALF to include commercial mortgage-backed securities, including legacy assets.

FDIC Temporary Liquidity Guarantee Program and Other FDIC Actions.  On February 10, 2009, the FDIC announced an extension to the guarantee of eligible debt under its TLGP from June 30, 2009, to October 31, 2009, in exchange for an additional premium for the guarantee. The TLGP is believed to have caused yield spreads for consolidated obligations with maturities of greater than six months to widen. On May 19, 2009, Congress passed legislation continuing the FDIC-insured deposit limit of $250 thousand through 2013.

Risk Management

The U.S. financial and residential mortgage markets have experienced an unprecedented downturn which continued into 2009. Ongoing concerns over the impact of residential mortgage lending practices precipitated a sharp deterioration in the subprime-and Alt-A-related mortgage markets, as well as the broader mortgage and credit markets. In particular, the market for MBS experienced high levels of volatility and uncertainty, reduced demand and lack of liquidity, resulting in credit spreads widening significantly. This deterioration in the housing market was evidenced by growing delinquency and foreclosure rates on subprime, Alt-A and prime mortgages. Given the uncertainty in the mortgage markets, MBS, particularly those backed by Alt-A mortgage products, continue to be subject to various rating agency downgrades. Central banks, including the Federal Reserve and the European Central Bank, have sought to prevent a serious and extended economic downturn resulting from these and other market difficulties by making significant interest rate reductions and taking other actions to free up credit.

The Bank is heavily dependent on the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. The Bank’s member collateral policies, practices and secured status are discussed in more detail below as well as in Item 1. Business in the Bank’s 2008 Annual Report filed on Form 10-K. Additionally, the Bank has outstanding credit exposures related to the MPF Program and investments in private label MBS, which are affected by the mortgage market deterioration. All of these risk exposures are continually monitored and are discussed in more detail in the following sections.

For further information regarding the financial and residential markets in first quarter 2009, see the “Current Financial and Mortgage Markets and Trends” discussion in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative hedging instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in the Bank’s 2008 Annual Report filed on Form 10-K.

Capital Adequacy and the Alternative Risk Profile.  As discussed in the Bank’s 2008 Annual Report filed on Form 10-K, the Bank’s overarching capital adequacy metric is the Projected Capital Stock Price (PCSP). The PCSP is calculated using risk components for interest rates, spread, credit, operating and accounting risk. The sum of these components represents an estimate of projected capital stock variability and is used in evaluating the adequacy of retained earnings and developing dividend payout recommendations to the Board. The Board has established a PCSP floor of 85% and a target of 95%. Management strives to manage the overall risk profile of the Bank in a manner that attempts to preserve the PCSP at or near the target ratio of 95%. The difference between the actual PCSP and the floor or target, if any, represents a range of additional retained earnings that, in the absence of a reduction in the aforementioned risk components, would need to be accumulated over time to restore the PCSP and retained earnings to an adequate level. At March 31, 2009, the Bank was out of compliance with the capital adequacy policy metric. Management is addressing this through the long-term implementation approach for reaching an adequate level of capital established in September 2008. For first quarter 2009, the Bank continued to suspend dividend payments as a step in an overall effort to reach the required retained earnings level. Additional information regarding the calculation of PCSP and monitoring of the metric are available in the Retained Earnings discussion in “Financial Condition” in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

Mortgage spreads, particularly spreads on private label MBS, expanded to historically wide levels over the last two years, reflecting increased credit risk and an illiquid market environment. Due to these unprecedented market developments, the Bank’s market risk metrics began to deteriorate in early 2008, including a decline in the Bank’s market value of equity and an increase in the duration of equity. At that time, management developed an Alternative Risk Profile to exclude the effects of further increases in certain mortgage-related asset credit spreads to better reflect the underlying interest rate risk and accommodate prudent management of the Bank’s balance sheet. See the “Risk Management” section in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K for additional information on the Alternative Risk Profile.

The following table presents the Bank’s PCSP calculation under the provisions of the revised Risk Governance Policy. Under both the actual and Alternative Risk Profile calculations, the Bank was out of compliance with the PCSP limits for all periods presented.

	Projected Capital Stock Price (PCSP)
	Actual	Alternative Risk Profile	Floor	Target
March 31, 2009	11.6%	73.2%	85%	95%

December 31, 2008	9.9%	74.2%	85%	95%

September 30, 2008	57.1%	83.7%	85%	95%

Declines in the market value of equity due to further private label MBS credit spread widening in the fourth quarter of 2008 reduced the current capital stock price from which the PCSP is projected and significantly increased the differential between the actual and Alternative Risk Profile calculations.

During the first quarter of 2009, the PCSP stabilized at a level just above the low price established in December 2008 for the actual PCSP and at the low price for the alternate risk profile PCSP. As components of the PCSP, both interest rate and spread risk were relatively stable at low levels during the first quarter of 2009. The credit risk component, however, expanded and was a primary driver of keeping the PCSP at low levels during the first quarter 2009 for both the actual and alternate PCSP, despite an improved current capital stock price from which the PCSP is projected. The increase in the credit risk component was driven primarily by credit ratings downgrades on private label MBS.

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

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices and other relevant market rate or price changes, such as basis changes. Generally, the Bank manages this risk through asset selection and pricing. However, the unprecedented private label mortgage basis movement has significantly reduced the Bank’s net market value and actual PCSP.

Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk and options risk. The Bank invests in mortgage assets, such as MPF Program mortgage loans and MBS, which together represent the primary source of option risk. As of March 31, 2009, mortgage assets totaled 19.2% of the Bank’s balance sheet. Management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges on a monthly basis to assess the need for rebalancing strategies. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

Earnings-at-Risk.  On March 27, 2009, the Board approved an earnings-at-risk framework for certain mark-to-market positions, including economic hedges. This framework established a forward-looking, scenario-based exposure limit based on parallel rate shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying SFAS 133 hedge relationship. An earnings-at-risk policy based on the approved framework was implemented effective April 1, 2009.

The earnings-at-risk policy initially established a daily exposure limit of $2.5 million. The daily limit will be reviewed by the Asset/Liability Committee (ALCO) and approved by the Board quarterly. ALCO has since implemented a more restrictive daily exposure operating guideline of $1.5 million. Had the earnings-at-risk policy been in effect at March 31, 2009, daily exposure would have been $559 thousand versus the operating guideline of $1.5 million. ALCO also monitors actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

Quantitative Disclosures Regarding Market Risk

The Bank’s Market Risk Model.  Significant resources, both in analytical computer models and staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. See the “Risk Management” discussion in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K for additional information regarding the Bank’s market risk profile.

The duration of equity and return volatility metrics, as well as the PCSP discussed above, are the direct primary metrics used by the Bank to manage its interest rate risk exposure. The Bank’s asset/liability management policies specify acceptable ranges for duration of equity, return volatility and the PCSP metrics, and the Bank’s exposures are measured and managed against these limits. The duration of equity and return volatility metrics are described in more detail below.

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

The Bank’s asset/liability management policy approved by the Board calls for duration of equity to be maintained within a ± 4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of ± 200 basis points is ± 7 years. Management analyzes the duration of equity exposure against this policy limit on a daily basis. Management continually evaluated its market risk management strategies throughout 2008. In March 2008, it determined that strict compliance with the actual duration of equity limit under the current severe market conditions would not be prudent. In November 2008 and in connection with the Alternative Risk Profile discussed above, management requested and was approved to use the alternate calculation of duration of equity for the calculation and monitoring of duration of equity through December 31, 2009. The Board did not adjust the existing market risk limits; therefore, compliance with those limits is now measured using the alternative calculation.

The following table presents the Bank’s duration of equity exposure in accordance with the actual and Alternative Risk Profile duration of equity calculation by quarter.

	Down 200	Down 100	Base	Up 100	Up 200
(in years)	basis points	basis points	Case	basis points	basis points
Alternative duration of equity

March 31, 2009	(1)	(1)	(2.7)	0.2	1.1

December 31, 2008	(1)	(1)	(0.1)	1.5	1.7

Actual duration of equity

March 31, 2009	(1)	(1)	13.9	2.2	(2.2)

December 31, 2008	(1)	(1)	26.8	10.9	0.6

September 30, 2008	(1)	4.1	3.2	1.8	0.8

June 30, 2008	(1)	2.4	3.9	3.9	3.7

March 31, 2008	(1)	3.2	5.0	5.0	3.4

December 31, 2007	(2.8)	(0.6)	4.2	4.7	4.0

Note:

(1)	Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods.

During 2008 the Bank periodically took various hedging actions, including the issuance of a limited amount of fixed-rate debt, and was in compliance with the actual policy metric for the quarters ended June 30, 2008, and September 30, 2008. However, the Bank’s base case duration of equity exceeded the policy limit at times during the second, third and fourth quarters of 2008 until the Alternative Risk Profile was adopted in November 2008, as previously discussed. Subsequent to the adoption of the alternative duration of equity calculation, private label MBS spreads continued to widen significantly causing a substantial decline in the market value of equity and a substantial increase in the actual duration of equity levels as of December 31, 2008. The Bank’s low market value of equity in the fourth quarter 2008 had the effect of amplifying the volatility of the actual reported duration of equity metric. Therefore, the Bank was substantially out of compliance with the actual reported duration of equity as of December 31, 2008, and, as of March 31, 2009, has continued to be out of compliance with the actual reported duration of equity metric. However, under the Alternative Risk Profile, the Bank was in compliance with the duration of equity policy metric at December 31, 2008 and at March 31, 2009. During the first quarter of 2009, the decrease in the alternate base case duration of equity of 2.6 years from December 31, 2008 and March 31, 2009 was primarily due to narrower agency mortgage spreads and issuance of fixed rate debt.

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

The following table presents the Bank’s return volatility metric for 2008 and first quarter 2009 for the periods in which the policy was applicable. The metric is presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. The Bank was in compliance with these return volatility metrics across all selected interest rate shock scenarios as of March 31, 2009.

	Yield Curve Shifts(1)
	Down 200 bps	100 bps	Forward	100 bps	Up 200 bps
	Parallel Shock	Steeper	Rates	Flatter	Parallel Shock
Year 1 Return Volatility

March 31, 2009	(2)	2.35%	1.48%	0.63%	0.79%

December 31, 2008	(2)	2.81%	2.21%	0.80%	0.80%

September 30, 2008	1.20%	1.96%	1.39%	1.10%	0.94%

June 30, 2008	1.84%	2.01%	1.93%	1.55%	1.44%

March 31, 2008	3.20%	2.76%	2.46%	1.89%	2.18%

Year 2 Return Volatility

March 31, 2009	(2)	2.35%	1.61%	1.04%	0.99%

December 31, 2008	(2)	2.77%	1.87%	0.73%	0.80%

September 30, 2008	1.52%	2.67%	1.94%	1.73%	1.66%

Note:

(1)	Excludes future potential other-than-temporary impairment charges which could be material so that earnings movement related to interest rate changes can be isolated.
(2)	Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” cannot be meaningfully measured for these periods.

Credit and Counterparty Risk

Credit risk is the risk that the market value of an obligation will decline as a result of deterioration in the obligor’s creditworthiness. Credit risk arises when Bank funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements. The Bank faces credit risk on the following: member and housing associate loans, letters of credit, and other credit product exposure; investments, including short-term cash investments; mortgage loans; Banking On Business loans; and derivatives. The financial condition of Bank members and all investment, mortgage loan and derivative counterparties is monitored to ensure that the Bank’s financial exposure to each member/counterparty is in compliance with the Bank’s credit policies and Finance Agency regulations. Unsecured credit exposure to any counterparty is generally limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Financial monitoring reports evaluating each member/counterparty’s financial condition are produced and reviewed by the Bank’s Credit Risk Committee on an annual basis or more often if circumstances warrant. In general, credit risk is measured through consideration of the probability of default, the exposure at the time of default and the loss-given default. The expected loss for a given credit is determined by the product of these three components. The Board has established appropriate policies and limits regarding counterparty and investment credit risk, asset classification and the allowance for credit losses.

Credit and Counterparty Risk – Loans to Members, Letters of Credit and Collateral

Loans to Members and Letters of Credit.  The Bank manages the credit risk on member loans, letters of credit and other credit product exposure by monitoring the financial condition of borrowers and by requiring all borrowers, and, at times, their affiliates to pledge sufficient eligible collateral for all member indebtedness. The Bank establishes a maximum borrowing capacity for each member based on collateral weightings applied to qualifying collateral as described in the Bank’s Member Products Policy. Details regarding this Policy and related changes which went into effect during 2008 are available in the “Loan Products” discussion in Item 1. Business in the Bank’s 2008 Annual Report filed on Form 10-K. Management believes that it has adequate policies and procedures in place to effectively manage credit risk related to member loans and letters of credit. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on a member loan or letter of credit.

The following table presents the Bank’s total outstanding letters of credit as of March 31, 2009 and December 31, 2008. As noted below, the majority of the balance was due to public unit deposit letters of credit, which collateralize deposits that exceed FDIC insurance thresholds. Effective in late 2008, the Bank began to offer tax-exempt letters of credit and anticipates that this product will increase letters of credit outstanding balances in 2009. The letter of credit product is collateralized under the same procedures and guidelines that apply to loans to members.

	March 31,	December 31,
(dollars in millions)	2009	2008
Letters of Credit:
Public unit deposit letters of credit	$11,274.0	$9,872.3
Other	129.4	130.0

Total	$11,403.4	$10,002.3

Year of final expiration	2010	2010

Member Loan Concentration Risk.  The Bank’s loan portfolio is concentrated in commercial banks and thrift institutions. At March 31, 2009, the Bank had a concentration of loans to its ten largest borrowers totaling $37.0 billion, or 73.9%, of total loans outstanding. Average par balances to these borrowers for the three months ended March 31, 2009 were $38.6 billion, or 71.2%, of total average loans outstanding. During the first quarter of 2009, the maximum outstanding balance to any one borrower was $12.7 billion. The loans made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the loans. Therefore, the Bank does not presently expect to incur any losses on these loans. Because of the Bank’s loan concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

The following table lists the Bank’s top ten borrowers as of March 31, 2009, and their respective December 31, 2008 loan balances and percentage of the total loan portfolio.

	March 31, 2009		December 31, 2008
	Loan	Percent	Loan	Percent
(balances at par; dollars in millions)	Balance	of total	Balance	of total
Sovereign Bank, PA(1)	$10,595.0	21.2	$12,657.2	21.2
Ally Bank, UT(2)	9,188.0	18.4	9,303.0	15.6
PNC Bank, National Association, PA	8,800.4	17.6	8,800.4	14.8
ING Bank, FSB, DE(1)	2,563.0	5.1	2,563.0	4.3
Citicorp Trust Bank, DE	1,817.0	3.6	2,317.0	3.9
National Penn Bank, PA	925.2	1.9	949.8	1.6
Northwest Savings Bank, PA	817.3	1.6	971.8	1.6
Fulton Bank, PA	814.1	1.6	814.1	1.4
Susquehanna Bank, PA	769.4	1.5	784.4	1.3
Wilmington Savings Fund Society FSB, DE	696.3	1.4	816.0	1.4

	36,985.7	73.9	39,976.7	67.1
Other borrowers	13,035.6	26.1	19,588.7	32.9

Total loans to members	$50,021.3	100.0	$59,565.4	100.0

Note:

(1)	This borrower had an officer or director who served on the Bank’s Board as of March 31, 2009.
(2)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.

During 2008, there were several actions taken by the U.S. Treasury, the Federal Reserve and the FDIC, that were intended to stimulate the economy and reverse the illiquidity in the credit and housing markets. These actions included the establishment of the TARP by the U.S. Treasury. As of May 31, 2009, holding companies for seven of the Bank’s top ten borrowers listed above received funds under this program. Additionally, the Federal Reserve took a series of unprecedented actions that have made it more attractive for eligible financial institutions to borrow directly from the Federal Reserve Banks. The Federal Reserve also created the Commercial Paper Funding Facility to provide a liquidity backstop for U.S. issuers of commercial paper and the FDIC created its TLGP supporting unsecured debt. Lastly, the FDIC recently approved a regulation increasing the FDIC assessment on FDIC-insured financial institutions with outstanding FHLBank loans and other secured liabilities above a specified level. The Bank has started to see an impact from these actions in the form of reduced borrowings and/or paydowns by some of its members, including several of its top ten borrowers, during first quarter 2009 and expects this trend to continue. Accordingly, the Bank currently expects that the percentage of the loan portfolio to the Bank’s top ten borrowers may decline during 2009.

As shown above, as of March 31, 2009, three of the Bank’s top ten borrowers had outstanding balances exceeding 10% of the Bank’s total loans to members portfolio. On October 13, 2008, Sovereign Bancorp, the holding company of the Bank’s largest member and borrower, Sovereign Bank, entered into an agreement to be acquired by Banco Santander, S.A. The holding company acquisition was completed on January 30, 2009. During 2008, GMAC Financial Services, the holding company for the Bank’s member GMAC Bank (effective May 15, 2009, known as Ally Bank), announced that its application to become a bank holding company was approved by the Federal Reserve and GMAC Bank received approval from the Utah Department of Financial Institutions to convert to a state-chartered bank. On June 1, 2009, General Motors (GM) filed for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court in New York’s Southern District. Ally Bank (formerly known as GMAC Bank) is a member and one of the top ten borrowers of the Bank. Ally Bank and its parent, GMAC, LLC Bank Holding Company, are not part of the GM bankruptcy although GM holds a minority ownership interest in GMAC, LLC. Also in 2008, PNC Financial Services Group, Inc., the holding company for the Bank’s member PNC Bank, N.A., completed its acquisition of National City Corporation. The Bank cannot predict the impact on its outstanding loans to Sovereign Bank, Ally Bank and PNC Bank, N.A. as a result of these acquisitions and restructuring actions.

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

Effective May 4, 2009, the Bank revised its policies, and no longer accepts subprime mortgages as qualifying collateral. This change did not cause any member to become collateral deficient. Under limited circumstances, the Bank still accepts nontraditional mortgage loans to be pledged as collateral. As of March 31, 2009, the Bank did hold security interests in both subprime and nontraditional residential mortgage loans pledged as collateral. However, the amount of pledged subprime mortgage loan collateral was immaterial with respect to total pledged collateral at quarter-end. At March 31, 2009, less than 11% of the Bank’s total pledged collateral was nontraditional mortgage loans and was primarily attributed to a few larger borrowers. Given the higher inherent risk related to nontraditional mortgage loans, the Bank takes additional steps regarding the review and acceptance of these loans as collateral. Members are required to identify nontraditional mortgage loans; these loans are typically excluded as eligible collateral. However, members may request that nontraditional mortgage loan collateral be included as eligible collateral, subject to a rigorous on-site review of the loans, the member’s processes and procedures for originating and servicing the loans, the quality of loan data and a review of the member’s loan underwriting. The Bank requires specific loan level characteristic reporting on the loans and assigns more conservative collateral weightings to nontraditional collateral on a case-by-case basis. Management believes that, due to its business model, its conservative policies pertaining to collateral and low credit risk due to the design of its loan programs, the Bank has limited exposure to subprime and nontraditional loan collateral.

Under implementation of the GLB Act, the Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, and small-agribusiness loans as collateral for loans from the Bank. At March 31, 2009, loans to CFIs and housing associates secured with both eligible standard and expanded collateral represented approximately $5.2 billion, or 10.5% of total par value of loans outstanding. Eligible expanded collateral represented 6.1% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral. Beginning in July 2009, the Bank will implement to the new CFI definition, as defined in the Housing Act.

The following tables summarize total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of March 31, 2009 and December 31, 2008. The Bank held collateral with an eligible collateral value in excess of the book value of the loans on a borrower-by-borrower basis at both March 31, 2009 and December 31, 2008. The amount of excess collateral by individual borrowers, however, varies significantly.

(dollars in millions)	March 31, 2009		December 31, 2008
All member borrowers	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$68,443.3	46.0	$73,455.8	42.0
High quality investment securities(1)	24,847.5	16.7	46,004.1	26.3
Other real-estate related collateral/ community financial institution eligible collateral	49,431.8	33.2	49,450.3	28.2
Multi-family residential mortgage loans	6,140.3	4.1	6,099.7	3.5

Total eligible collateral value	$148,862.9	100.0	$175,009.9	100.0

Total TCP outstanding	$60,319.0		$69,563.6
Collateralization ratio (eligible collateral value to TCP outstanding)	246.8%		251.6%

(dollars in millions)	March 31, 2009		December 31, 2008
Ten largest member borrowers	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$44,566.1	50.5	$49,815.8	43.5
High quality investment securities(1)	10,806.3	12.3	32,835.1	28.6
Other real-estate related collateral	28,390.1	32.2	27,612.4	24.1
Multi-family residential mortgage loans	4,431.9	5.0	4,306.3	3.8

Total eligible collateral value	$88,194.4	100.0	$114,569.6	100.0

Total TCP outstanding	$45,435.5		$51,314.8
Collateralization ratio (eligible collateral value to TCP outstanding)	194.1%		223.3%

Note:

(1)	High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, GSE MBS and private label MBS with a credit rating of AAA. In certain cases, the Bank requires delivery of these securities. Upon delivery, these securities are valued daily and are subject to weekly ratings reviews.

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

The following table provides information regarding TCP extended to member and nonmember borrowers with either a blanket lien or specific collateral pledge agreement, in full listing or possession status as of March 31, 2009 and December 31, 2008, along with corresponding eligible collateral values.

	March 31, 2009			December 31, 2008
	Number of		Collateral	Number of		Collateral
(dollars in millions)	Borrowers	TCP	Held	Borrowers	TCP	Held
Listing-specific pledge-collateral	7	$174.5	$1,178.7	7	$4,475.9	$5,654.8
Possession-collateral	37	9,988.2	11,557.2	35	23,679.6	26,969.8

TCP outstanding for the seven borrowing members noted in the table above with listing-specific pledge-collateral agreements (two of which had outstanding borrowings) at March 31, 2009 totaled $174.5 million, or 0.3%, of total TCP. TCP outstanding for the remaining 236 borrowing members with blanket lien collateral pledge agreements at March 31, 2009, totaled $60.1 billion, or 99.7%, of total TCP. Of these 236 borrowing members, 37 members were in delivered collateral status, as noted in the table above, and accounted for $10.0 billion, or 16.5%, of TCP. The remaining 199 members were in undelivered collateral status and accounted for $50.2 billion, or 83.5%, of TCP. The decrease in listing-specific is primarily due to one member’s decline in TCP. The decrease in possession-collateral is primarily due to a member being released from this requirement.

Effective July 20, 2009 several collateral policy changes will become effective for the Bank’s members. First, the Bank will require delivery of all securities pledged as collateral. This requirement will further protect its security interest and provide protection for both the Bank and its members. Second, the Bank will accept TLGP debt owned by a member as eligible collateral. This collateral will be subject to the same lending value assigned to U.S. agency securities. Lastly, the Bank will again begin to prudently accept private label MBS rated AA for certain members with high credit ratings, as determined by the Bank. These securities will be collateral weighted at 50% for blanket lien agreements and 40% for specific pledge agreements. Additional detailed information on the Bank’s collateral policies and practices is provided in the Bank’s 2008 Annual Report filed on Form 10-K in the “Loan Products” discussion in Item 1. Business and in the “Risk Management” section in Item 7. Management’s Discussion and Analysis.

Credit and Counterparty Risk – Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of March 31, 2009, the Bank’s credit exposure to investments issued by entities other than the U.S. Government, Federal agencies or GSEs was $12.2 billion. This amount declined by $222.8 million from the December 31, 2008 balance of $12.4 billion of credit exposure to such counterparties.

Investment External Credit Ratings.  The following tables present the Bank’s total investment credit exposure as of March 31, 2009 and December 31, 2008 based on the lowest rating from the credit rating agencies. Total investment credit exposure reflects the carrying value of the investment balances plus accrued interest.

	March 31, 2009 (1)(2)
(in millions)	AAA	AA	A	BBB	BB	B	CCC	Total
Money market investments:
Interest-earning deposits	$9,230.4	$-	$-	$-	$-	$-	$-	$9,230.4
Federal funds sold	-	-	-	-	-	-	-	-

Total money market investments	$9,230.4	$-	$-	$-	$-	$-	$-	$9,230.4
Investment securities:
Certificates of deposit	-	1,751.9	1,953.2	-	-	-	-	3,705.1
U. S. Treasury & Agency	434.7	-	-	-	-	-	-	434.7
GSE securities	453.8	-	-	-	-	-	-	453.8
State and local agency obligations	10.5	504.9	-	128.8	-	-	-	644.2
MBS issued by Federal agencies	511.0	-	-	-	-	-	-	511.0
MBS issued by GSEs:
Fannie Mae	409.9	-	-	-	-	-	-	409.9
Freddie Mac	1,342.2	-	-	-	-	-	-	1,342.2
MBS issued by private label issuers	4,645.1	951.9	363.1	668.7	517.3	312.2	385.4	7,843.7

Total investments	$17,037.6	$3,208.7	$2,316.3	$797.5	$517.3	$312.2	$385.4	$24,575.0

	December 31, 2008(1)(2)
(in millions)	AAA	AA	A	BBB	BB	B	CCC	Total
Money market investments:
Interest-earning deposits	$5,101.6	$-	$-	$-	$-	$-	$-	$5,101.6
Federal funds sold	-	400.0	850.0	-	-	-	-	1,250.0

Total money market investments	5,101.6	400.0	850.0	-	-	-	-	6,351.6
Investment securities:
Certificates of deposit	-	2,059.8	1,155.5	-	-	-	-	3,215.3
GSE securities	960.5	-	-	-	-	-	-	960.5
State and local agency obligations	10.4	504.4	-	126.6	-	-	-	641.4
MBS issued by Federal agencies	269.2	-	-	-	-	-	-	269.2
MBS issued by GSEs:
Fannie Mae	427.6	-	-	-	-	-	-	427.6
Freddie Mac	1,434.8	-	-	-	-	-	-	1,434.8
MBS issued by private label issuers	6,646.1	481.7	294.5	189.1	603.8	209.2	134.7	8,559.1

Total investments	$14,850.2	$3,445.9	$2,300.0	$315.7	$603.8	$209.2	$134.7	$21,859.5

Notes:

(1)	Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to March 31, 2009, are described in detail below.
(2)	Various deposits not held as investments as well as mutual fund equity investments held by the Bank through a Rabbi trust to offset deferred compensation arrangements which are not generally assigned a credit rating are excluded from the tables above.

The Bank also manages credit risk based on an internal credit rating system. For purposes of determining the internal credit rating, the Bank measures credit exposure through a process which includes internal credit review and various external factors, including the placement on negative watch by one or more NRSROs. This analysis results in an internal credit rating. In all cases, the Bank’s assigned internal credit rating will never be higher than the lowest external credit rating. The incorporation of negative credit watch into the credit rating analysis of an investment typically translates into a downgrade of one credit rating level from the external rating.

As of March 31, 2009, there were credit rating agency actions affecting a total of 24 private label MBS portfolio resulting in $2.1 billion of downgrades of at least one credit rating level since December 31, 2008, reflected in the tables above.

As of May 31, 2009, there were 49 subsequent credit rating agency actions taken with respect to $3.1 billion of the Bank’s private label MBS portfolio. These actions are summarized in the following tables.

	Downgraded and Stable
(dollars in millions)	To AA	To A	To BBB	To BB	To B	To CCC
Private label residential MBS	$94.6	$328.1	$246.8	$-	$230.7	$120.6
HELOCs	-	-	-	10.0	-	-

Total carrying value	$94.6	$328.1	$246.8	$10.0	$230.7	$120.6

	Downgraded and Negative Watch
(dollars in millions)	To AA	To A	To BBB	To BB
Private label residential MBS	$308.4	$71.1	$376.9	$926.4

Total carrying value	$308.4	$71.1	$376.9	$926.4

	Negative Watch/No Downgrade
	Rated	Rated
(dollars in millions)	AAA	AA
Private label residential MBS	$141.2	$-
HELOCs	-	24.5

Total carrying value	$141.2	$24.5

	No Downgrade/Removed Negative Watch
	Rated	Rated
(dollars in millions)	AAA	CCC
Private label residential MBS	$4.5	$36.1

Total carrying value	$4.5	$36.1

Downgrade to
Existing Rating by
Different NRSRO
Rated
(dollars in millions)	AAA
Private label residential MBS	$150.8

Total carrying value	$150.8

Mortgage-Backed Securities.  The Bank invests in and is subject to credit risk related to MBS issued by Federal Agencies, GSEs and private label issuers that are directly supported by underlying mortgage loans. The Bank’s total MBS portfolio decreased $0.6 billion from December 31, 2008 to March 31, 2009. This decline was primarily due to repayments and other-than-temporary impairment charges offset in part by limited purchases of MBS issued by Federal Agencies.

Private Label MBS.  Investments in private label MBS are permitted as long as they are rated AAA at the time of purchase. In April 2007, the Finance Agency directed the Bank to adopt practices consistent with the risk management, underwriting and consumer protection principles of various regulatory pronouncements regarding Alt-A and subprime mortgages that the Bank purchases or which back private label MBS investments. In response, the Board has adopted and implemented stricter policies and risk management practices that set appropriate risk sub limits for credit exposure on Alt-A and subprime MBS. The Bank discontinued the purchase of private label MBS in late 2007; however approximately 78% of the Bank’s current MBS portfolio was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

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

Characteristics of Private Label MBS by Type of Collateral

	March 31, 2009			December 31, 2008
	Fixed	Variable		Fixed	Variable
(dollars in millions)	Rate	Rate	Total	Rate	Rate	Total
Private label residential MBS:
Prime	$1,770.1	$4,060.2	$5,830.3	$1,877.2	$4,267.6	$6,144.8
Alt-A	1,123.6	1,371.9	2,495.5	1,164.7	1,409.7	2,574.4
Subprime	-	19.1	19.1	-	20.3	20.3

Total	2,893.7	5,451.2	8,344.9	3,041.9	5,697.6	8,739.5
HELOC:
Alt-A	-	70.2	70.2	-	72.3	72.3

Total	-	70.2	70.2	-	72.3	72.3

Total Private label MBS	$2,893.7	$5,521.4	$8,415.1	$3,041.9	$5,769.9	$8,811.8

Note:  The table presented above excludes par balances of $43.7 million and $46.1 million related to the restricted certificates pertaining to the Shared Funding Program at March 31, 2009 and December 31, 2008, respectively. These securities were fixed rate Prime private label residential MBS for both periods presented.

Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models, that summarize an individual’s credit record and predict the likelihood that a borrower will repay future obligations as expected. FICO® scores, developed by Fair, Isaac and Co., Inc. are the most commonly used credit scores. FICO scores are ranked on a scale of approximately 300 to 850 points. Based on historic statistics, borrowers with higher credit scores are more likely to repay their debts as expected than those with lower scores. Original credit score data for the underlying borrowers were available for approximately 87% of the mortgage loans comprising the private label MBS portfolio as of March 31, 2009 and December 31, 2008. Credit score ranges are based on available loan level data applied to the ending par balances of the loans. The averages for the private label MBS portfolio are calculated from the average score for each security weighted by the ending par balance of the loans.

Credit score characteristics of the Bank’s total private label MBS portfolio are presented below.

	March 31,	December 31,
	2009	2008
Original FICO® score range:
740 and greater	45%	49%
700 to 739	53%	49%
660 to 699	1%	1%
Less than 660	1%	1%

Weighted average original FICO® score	735	736

Original Loan-to-Value (LTV) data represents the borrowers’ equity in the underlying properties, based on the LTV at the time the mortgages were securitized. This data was available for 97% and 91% of the underlying mortgage loans as of March 31, 2009 and December 31, 2008, respectively. LTV ratio ranges are based on available loan level data applied to the ending par balance of these loans. The averages for the private label MBS portfolio are calculated from the average score for each security weighted by the ending par balance of the loans. The LTV ratio ranges for the Bank’s total private label MBS portfolio are presented below.

	March 31,	December 31,
	2009	2008
Original LTV ratio range:
50% or below	5%	10%
Above 50% to 60%	17%	16%
Above 60% to 70%	44%	45%
Above 70% to 80%	33%	26%
Above 80% to 90%	1%	2%
Above 90% to 100%	-	1%

Weighted average original LTV ratio	65%	65%

The following table provides the fair value of the private label MBS portfolio as a percentage of the par balance by collateral type as well as year of securitization (vintage). The Bank purchased no private label MBS during 2008 or the first quarter of 2009.

Private label residential MBS by Year of	March 31,	December 31,	September 30,	June 30,	March 31,
Securitization	2009	2008	2008	2008	2008
Prime:
2007	66.5%	73.3%	86.9%	95.7%	95.9%
2006	68.9	69.0	85.4	92.5	94.0
2005	75.9	75.7	85.6	93.1	94.8
2004	82.0	79.6	89.4	96.1	96.6
2003 and earlier	87.8	83.0	87.6	92.0	94.2
Weighted average of all Prime	75.3	76.0	87.1	94.2	95.3

Alt-A:
2007	56.4	59.3	72.5	88.6	92.1
2006	58.4	62.8	76.0	84.7	86.5
2005	68.0	67.5	82.1	90.6	92.5
2004	72.9	67.6	80.2	82.8	87.2
2003 and earlier	88.1	84.9	86.3	86.0	88.3
Weighted-average of all Alt-A	65.1	66.0	78.2	86.3	88.9

Subprime:
2007	-	-	-	-	-
2006	-	-	-	-	-
2005	-	-	-	-	-
2004	-	-	-	-	-
2003 and earlier	63.3	73.2	83.0	86.2	88.9
Weighted average of all Subprime	63.3	73.2	83.0	86.2	88.9

HELOC:
2007	-	-	-	-	-
2006	42.3	59.3	81.6	69.0	87.0
2005	56.8	41.2	68.0	77.2	80.1
2004	38.1	36.7	55.7	58.7	80.3
2003 and earlier	-	-	-	-	-
Weighted average of all HELOC	41.1	44.9	65.5	63.7	82.6

Weighted-average of total private label MBS	72.0%	72.8%	84.3%	91.9%	93.4%

Note:  The 2003 Prime percentages presented in the table above exclude the impact of the restricted certificates pertaining to the Shared Funding Program.

Recently, legislation has been passed by the House allowing for bankruptcy modifications on mortgages of owner-occupied homes, also known as cramdown provisions. Although legislation introduced on such bankruptcy cramdowns has been defeated in the U.S. Senate, similar legislation could be re-introduced. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings may become material. The proposed legislation allows a bankruptcy judge, in specified circumstances, to reduce the mortgage amount to the current market value of the property, reduce the interest paid by the debtor, and/or extend the repayment period. In the event the legislation is passed and applied to existing mortgage debt, including residential MBS, the Bank could face increased risk of credit losses and other-than-temporary impairment on the private label MBS portfolio that include bankruptcy carve-out provisions. The Bank has 73 private label MBS with a par value of $4.5 billion that include bankruptcy carve-out language which could be affected by cramdown legislation. Prices on these securities could be affected by legislation that impacts the underlying collateral. For further information, see the discussion in “Legislative and Regulatory Developments” in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K.

Private Label MBS Collateral Statistics.  The following tables provide various detailed collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by collateral type as of March 31, 2009. The Bank purchased no private label MBS in 2008 or 2009.

	Private Label MBS by Year of Securitization – PRIME(1)
					2003 and
(dollars in millions)	2007	2006	2005	2004	earlier	Total
Par by lowest external long- term rating:
AAA	$430.6	$407.5	$941.3	$1,181.2	$918.2	$3,878.7
AA	442.1	329.0	-	75.6	-	846.8
A	96.0	28.9	-	-	-	124.9
BBB	607.2	-	-	-	-	607.2
BB	-	171.2	131.2	-	-	302.4
B	-	-	6.1	-	-	6.1
CCC	64.2	-	-	-	-	64.2

Total	$1,640.1	$936.6	$1,078.6	$1,256.8	$918.2	$5,830.3

Average price	66.5	68.9	75.9	82.0	87.8	75.3
Fair value	$1,090.8	$645.2	$818.5	$1,030.4	$805.9	$4,390.8
Amortized cost	1,633.4	925.4	1,071.6	1,249.9	905.9	5,786.2
Gross unrealized losses	(542.6)	(280.2)	(253.1)	(219.5)	(100.0)	(1,395.4)
Total 1Q 2009 OTTI charge taken(2)	(0.3)	-	(33.8)	-	-	(34.1)
Original credit enhancement	5.9%	4.8%	3.8%	3.6%	5.1%	4.7%
Weighted-average credit enhancement - current	5.5	6.0	5.4	7.6	8.2	6.4
Minimum credit enhancement	2.9	3.2	3.2	3.5	2.4	2.4

Collateral delinquency 60 or more days	5.8	4.6	3.8	3.5	1.6	4.1
Monoline financial guarantee	-	-	-	-	-	-

	Private Label MBS by Year of Securitization - ALT-A
					2003 and
(dollars in millions)	2007	2006	2005	2004	earlier	Total
Par by lowest external long- term rating:
AAA	$-	$36.2	$52.2	$430.3	$243.3	$762.0
AA	-	-	77.7	-	-	77.7
A	122.2	-	170.0	-	-	292.2
BBB	-	98.3	-	-	-	98.3
BB	-	179.5	133.5	-	-	313.0
B	-	412.8	-	-	-	412.8
CCC	320.1	219.4	-	-	-	539.5

Total	$442.3	$946.2	$433.4	$430.3	$243.3	$2,495.5

Average price	56.4	58.4	68.0	72.9	88.1	65.1
Fair value	$249.2	$552.8	$294.7	$313.7	$214.4	$1,624.8
Amortized cost	428.5	918.3	427.4	431.7	242.4	2,448.3
Gross unrealized losses	(179.3)	(365.5)	(132.7)	(118.0)	(28.0)	(823.5)
Total 1Q 2009 OTTI charge taken (2)	(65.3)	(185.4)	(40.0)	-	-	(290.7)
Original credit enhancement	8.6%	6.6%	5.7%	4.3%	7.0%	6.5%
Weighted-average credit enhancement - current	11.3	7.8	7.3	8.5	13.2	9.0
Minimum credit enhancement	7.3	4.3	5.8	6.3	4.2	4.2
Collateral delinquency 60 or more days	22.3	15.2	6.5	3.1	4.2	11.8
Monoline financial guarantee	-	-	-	-	-	-

	Private Label MBS by Year of Securitization - SUBPRIME
					2003 and
(dollars in millions)	2007	2006	2005	2004	earlier	Total
Par by lowest external long- term rating:
AAA	$-	$-	$-	$-	$12.2	$12.2
A	-	-	-	-	6.9	6.9

Total	$-	$-	$-	$-	$19.1	$19.1

Average price	-	-	-	-	63.3	63.3
Fair value	-	-	-	-	$12.1	$12.1
Amortized cost	-	-	-	-	19.1	19.1
Gross unrealized losses	-	-	-	-	(7.0)	(7.0)
Total 1Q 2009 OTTI charge taken (2)	-	-	-	-	-	-
Original credit enhancement	-	-	-	-	10.8%	10.8%
Weighted-average credit enhancement - current	-	-	-	-	20.6	20.6
Minimum credit enhancement	-	-	-	-	6.9	6.9
Collateral delinquency 60 or more days	-	-	-	-	13.9	13.9
Monoline financial guarantee	-	-	-	-	$0.3	$0.3

	Private Label MBS by Year of Securitization - HELOC
(dollars in millions)	2007	2006	2005	2004	2003 and earlier	Total
Par by lowest external long- term rating:
AAA	$-	$-	$-	$-	$-	$-
AA	-	24.5	5.6	-	-	30.1
BBB	-	-	-	15.9	-	15.9
BB	-	-	-	5.2	-	5.2
B				14.8	-	14.8
CCC				4.2	-	4.2

Total	$-	$24.5	$5.6	$40.1	$-	$70.2

Average price	-	42.3	56.8	38.1	-	41.1
Fair value	-	$10.4	$3.2	$15.3	$-	$28.9
Amortized cost	-	24.5	5.6	40.1	-	70.2
Gross unrealized losses	-	(14.1)	(2.4)	(24.8)	-	(41.3)
Total 1Q 2009 OTTI charge taken(2)	-	-	-	-	-	-
Original credit enhancement	-	-%	3.1%	(0.3)%	-%	0.1%
Weighted-average credit enhancement — current	-	(0.1)	10.4	6.8	-	4.7
Minimum credit enhancement	-	(0.1)	10.4	4.0	-	(0.1)
Collateral delinquency 60 or more days	-	2.6	0.2	10.8	-	7.1
Monoline financial guarantee	-	$24.5	$5.6	$40.1	$-	$70.2

Notes:

(1)	The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program, including 2003 vintage par balances of $41.4 million rated AAA and $2.3 million rated AA.

(2)	Represents both the credit and noncredit components of other-than-temporary impairment recorded in the first quarter of 2009, excluding cumulative effect adjustment.

Private Label MBS Issuers and Servicers.  The following tables provide further detailed information regarding the issuers and servicers of the Bank’s private label MBS portfolio that exceeded 5% of the total as of March 31, 2009. Management actively monitors the credit quality of the portfolio’s servicers. For further information on the Bank’s MBS servicer risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank’s financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.” in the Bank’s 2008 Annual Report filed on Form 10-K.

Issuers
(in millions, including accrued interest)	Total Exposure	Total Fair Value
J.P. Morgan Chase & Co.	$2,270.2	$1,593.0
Lehman Brothers Holdings Inc.	1,211.4	981.4
Wells Fargo & Co.	1,089.8	851.5
Countrywide Financial Corp.	826.5	708.4
Citigroup Inc.	458.7	397.5
Other	1,987.1	1,569.9

Total	$7,843.7	$6,101.7

Servicers
(in millions, including accrued interest)	Total Exposure	Total Fair Value
Wells Fargo Bank NA	$2,979.3	$2,243.6
Aurora Loan Services Inc.	1,177.8	950.5
US Bank	1,125.1	734.5
Countrywide Home Loans Servicing LP	845.6	726.8
Citimortgage Inc.	401.7	341.0
Other	1,314.2	1,105.3

Total	$7,843.7	$6,101.7

Private Label MBS Credit Ratings.  The following table provides the credit ratings by collateral type as of March 31, 2009.

			Gross	Wtd-Avg
(dollars in millions)		Amortized	Unrealized	Collateral
Credit Rating as of March 31, 2009	Par	Cost	Losses	Delinquency
Private label residential MBS:
Prime:
AAA	$3,878.7	$3,846.8	$(745.0)	3.1%
AA	846.8	839.0	(241.9)	5.0
A	124.9	124.6	(41.0)	6.6
BBB	607.2	605.2	(220.3)	7.2
BB	302.4	301.4	(118.2)	5.7
B	6.1	6.1	(2.0)	22.1
CCC	64.2	63.1	(27.0)	6.4

Total Prime	$5,830.3	$5,786.2	$(1,395.4)	4.1%

Alt-A:
AAA	$762.0	$762.0	$(167.1)	3.4%
AA	77.7	76.9	(19.9)	3.1
A	292.2	287.7	(112.9)	10.2
BBB	98.3	92.5	(42.2)	10.1
BB	313.0	303.9	(122.6)	10.8
B	412.8	405.3	(150.0)	14.4
CCC	539.5	520.0	(208.8)	24.6

Total Alt-A	$2,495.5	$2,448.3	$(823.5)	11.8%

Subprime:
AAA	$12.2	$12.2	$(4.0)	6.4%
A	6.9	6.9	(3.0)	27.2

Total Subprime	$19.1	$19.1	$(7.0)	13.9%

HELOC:
AA	$30.1	$30.1	$(16.6)	2.1%
BBB	15.9	15.9	(10.2)	13.6
BB	5.2	5.2	(3.4)	3.2
B	14.8	14.8	(8.7)	10.9
CCC	4.2	4.2	(2.4)	9.5

Total HELOC	$70.2	$70.2	$(41.3)	7.1%

Note: The table presented above excludes par of $43.7 million, amortized cost of $44.8 million, and gross unrealized gains of $0.5 million related to the restricted certificates pertaining to the Shared Funding Program.

The following table provides changes in credit ratings by collateral type updated through May 31, 2009.

	Investment Ratings		March 31, 2009
	March 31,	May 31,	Carrying	Fair
(dollars in millions)	2009	2009	Value	Value
Private label residential MBS	AAA	AA	$403.0	$300.7
	AAA	A	399.2	307.4
	AAA	BBB	348.9	260.7
	AAA	BB	85.8	44.6
	AAA	B	49.2	39.1
	AA	BBB	242.6	154.0
	AA	BB	235.4	173.5
	AA	B	181.5	123.9
	A	BBB	32.2	27.1
	A	CCC	95.8	58.4
	BBB	BB	605.2	384.9
	B	CCC	24.8	24.8

Total private label residential MBS			$2,703.6	$1,899.1

HELOC	BBB	BB	$10.0	$5.7

Private Label MBS in Unrealized Loss Positions.  The following table provides select financial and other statistical information on the portion of the private label MBS portfolio in an unrealized loss position at March 31, 2009.

Private Label MBS in Unrealized Loss Positions(1)

						May 31, 2009
			Gross	Wtd-Avg	March 31,
		Amortized	Unrealized	Collateral	2009		Current %	% Below	Current %
(dollars in millions)	Par	Cost	Losses	Del Rate %	% AAA	% AAA	Inv Grade(2)	Inv Grade	Watchlist
Residential MBS backed by:
Prime loans:
First lien	$5,830.3	$5,786.2	$(1,395.4)	4.1%	66.5%	45.6%	26.4%	28.0%	49.2%
Alt-A and other:
Alt-A other	$2,495.5	$2,448.3	(823.5)	11.8%	30.5%	27.9%	21.4%	50.7%	6.2%
Subprime loans:
First lien	$19.1	$19.1	$(7.0)	13.9%	63.9%	63.9%	36.1%	-%	-%
HELOC backed by:
Alt-A and other:
Alt-A other	$70.2	$70.2	$(41.3)	7.1%	-%	-%	42.9%	57.1%	42.9%
Notes:

(1)	The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program in the residential MBS-Prime category, including par balance of $43.7 million, amortized cost of $44.8 million, and gross unrealized gains of $0.5 million.

(2)	Percentages exclude AAA-rated investments.

Monoline Bond Insurers.  The Bank’s investment securities portfolio includes a limited number of investments which are insured by five monoline bond insurers/guarantors. The bond insurance on these investments generally guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying collateral. The Bank closely monitors the financial condition of these bond insurers.

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

	March 31, 2009		December 31, 2008
	Private	State and Local	Private	State and Local
	Label	Agency	Label	Agency
(dollars in millions)	MBS	Obligations	MBS	Obligations
AMBAC Assurance Corporation (AMBAC)	$21.5	$-	$22.4	$-
Financial Guaranty Insurance Co. (FGIC)	4.2	-	4.4	-
Financial Security Assurance Inc. (FSA)	24.8	-	25.3	-
MBIA Insurance Corporation (MBIA)	20.0	-	20.5	127.3
National Public Finance Guarantee Corp. (NPFG)	-	127.3	-	-

Total	$70.5	$127.3	$72.6	$127.3

In February 2009, MBIA announced the restructuring of its financial guaranty insurance operations. The restructuring involved the transfer from MBIA of all its US municipal insurance operations to a former subsidiary named National Public Finance Guarantee Corp (NPFG). The Bank has confirmed that two state and local agency obligations are now guaranteed by NPFG and its two HELOC MBS remain guaranteed by MBIA.

Subsequent to March 31, 2009, AMBAC was downgraded to Ba3 and FSA was downgraded to AA+ by at least one NRSRO.

The following table further details the par value of the Bank’s insured private label MBS by collateral type and year of securitization (vintage) as of March 31, 2009.

	AMBAC		FSA		MBIA		FGIC
	Monoline		Monoline		Monoline		Monoline
(dollars in	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized
millions)	Coverage	Losses	Coverage	Losses	Coverage	Losses	Coverage	Losses
SUBPRIME:
2003 and earlier	$-	$-	$0.3	$(0.2)	$-	$-	$-	$-

Total	$-	$-	$0.3	$(0.2)	$-	$-	$-	$-

HELOC:
2006	$-	-	$24.5	$(14.1)	$-	$-	$-	$-
2005	5.6	(2.4)	-	-	-	-	-	-
2004	15.9	(10.2)	-	-	20.0	(12.2)	4.2	(2.4)

Total	$21.5	$(12.6)	$24.5	$(14.1)	$20.0	$(12.2)	$4.2	$(2.4)

The following table presents the rating of the Bank’s monoline insurers as of March 31, 2009.

	Moody’s		S&P		Fitch
	Credit		Credit		Credit
	Rating	Watch	Rating	Watch	Rating	Watch
AMBAC	Baa1	Negative	A	-	-	-
FSA	Aa3	-	AAA	Negative	AAA	Negative
MBIA	B3	-	BBB+	-	-	-
NPFG	Baa1	-	AA-	-	-	-
FGIC	-	-	CCC	-	-	-

Other-Than-Temporary Impairment.  As of March 31, 2009, approximately 99.7% of the Bank’s MBS are classified as held-to-maturity. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis. The Bank actively monitors the credit quality of its MBS to evaluate its exposure to the risk of loss on these investments. Through March 31, 2009, the Bank recognized $30.5 million in combined year-to-date other-than-temporary impairment charges in earnings related to private label residential MBS classified as held-to-maturity securities, after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. If delinquency and/or loss rates on mortgages and/or home equity loans continue to increase, and/or a rapid decline in residential real estate values continues, the Bank could experience further reduced yields or additional losses on their investment securities.

As of March 31, 2009, $34.9 million (amortized cost) of the Bank’s MBS were classified as available-for-sale. This entire amount represents private label MBS. As a result of the Bank’s other-than-temporary impairment assessment at March 31, 2009, the Bank determined that there was no year-to-date other-than-temporary impairment charges in earnings related to available-for-sale private label MBS.

The Bank evaluates its individual securities portfolio to determine whether any of the investment securities are other-than-temporarily impaired. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, the Bank performs analysis to determine if any of these securities are at risk for other-than-temporary impairment. For agency securities, the Bank reviews the creditworthiness of the issuers of the agency debt securities and the strength of the government-sponsored enterprises’ guarantees of the agency MBS. The difference between the Bank’s best estimate of the present value of the cash flows likely to be collected and the amortized cost basis is considered the credit loss.

If the Bank determines that an other-than-temporary impairment exists, it accounts for the investment security as if it had been purchased on the measurement date of the other-than-temporary impairment at an amortized cost basis equal to the previous amortized cost basis less the other-than-temporary impairment recognized in noninterest income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows. Cash flows expected to be collected represent the cash flows that the Bank is likely to collect after a careful assessment of all available information about each individual security at risk for other-than-temporary impairment, such as various security’s characteristics including, but not limited to, the following: the credit rating; the duration and level of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as delinquency rates, the security’s performance and a ratio of credit enhancement to expected losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Beginning in the first quarter of 2009, to ensure consistency in determination of the other-than-temporary impairment for investment securities among all FHLBanks, the FHLBanks used the same key modeling assumptions for purposes of their cash flow analysis. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009, which continued to affect the credit quality of the collateral, the FHLBanks modified certain assumptions in their cash flow analysis to reflect more extreme loss severities and more moderate rates of housing price recovery than it used in its analysis as of January 1, 2009 (the cumulative effect transition adjustment). The loan level cash flows and losses are allocated to various security classes, including the security classes owned by the Bank, based on the cash flow and loss allocation rules of the individual security. These assumptions have a significant effect on determining whether any of the investment securities are other-than-temporarily impaired and the reported fair values of their private label MBS and home equity loan investments, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings.

As discussed above, the FHLBanks are employing methods to become more consistent in their overall other-than-temporary impairment analysis. To assist in this consistency, on April 28, 2009 and May 7, 2009, the Finance Agency provided the Bank and the other eleven FHLBanks with guidance on the process for determining other-than-temporary impairment with respect to private label MBS. The goal of the guidance was to promote consistency in the determination of other-than-temporary impairment for private label MBS among all FHLBanks based on the Finance Agency’s understanding that investors in the consolidated debt of the FHLBanks could better understand and utilize the information in the combined financial reports if it was prepared on a consistent basis. Recognizing that many of the FHLBanks desired to early adopt FSP 115-2, the guidance also required that all FHLBanks early adopt FSP 115-2 in order to achieve consistency among the 12 FHLBanks and to follow certain guidelines for determining other-than-temporary impairment.

Under the guidance, the Bank continued to identify private label MBS it holds that should be subject to a cash flow analysis consistent with GAAP and other regulatory guidance. To effect consistency in the cash flow analysis by ensuring the use of consistent key modeling assumptions, the Finance Agency guidance required for the first quarter of 2009 that the FHLBank of San Francisco provide the other eleven FHLBanks with assumptions to be used by all FHLBanks for purposes of producing cash flow analyses used in analyzing credit losses and determining other-than-temporary impairment on MBS other than subprime, monoline insured and HELOC MBS. The Bank reviewed the modeling assumptions developed by the FHLBank of San Francisco for reasonableness. In addition to using consistent modeling assumptions, the guidance required for the first quarter of 2009 that the Bank conduct other-than-temporary impairment analysis utilizing a specified third-party risk model and a specified third-party detailed underlying loan data source. Any FHLBank that did not have access to the required risk model and detailed underlying loan data source or did not meet the conditions for using an alternative risk model was required under the Finance Agency guidance to engage the FHLBank San Francisco or another FHLBank that has the required risk model and detailed underlying loan data source to perform the cash flow analysis underlying its other-than-temporary impairment determination. For the first quarter of 2009, the Bank engaged the FHLBank of Indianapolis to perform the cash flow analysis.

With respect to subprime MBS, the FHLBanks were required to have the other-than-temporary impairment analysis for the first quarter of 2009 run on a common platform as well. FHLBanks with these types of MBS had the FHLBank of Chicago perform the cash flow analysis. The FHLBank of Chicago provided the Bank with the related modeling assumptions and the cash flow analysis for purposes of analyzing credit losses and determining other-than-temporary impairment on such MBS. The Bank reviewed the modeling assumptions for reasonableness. The Bank has these types of securities and used the FHLBank Chicago to perform this cash flow analysis.

With respect to HELOC MBS, the Bank was required to coordinate modeling assumptions with any other FHLBank with similar type investments to ensure consistent results. For the first quarter of 2009, the FHLBank of New York was the only other FHLBank with similar type of HELOC investments and the Bank used modeling assumptions consistent with those of the FHLBank of New York. For purposes of cash flow modeling, the Bank excluded performance by the monoline insurance company and no cashflow shortfalls were generated. So, the Bank is not relying on the monoline insurer to recover the amortized cost of its HELOCs.

Based on analyses and reviews of the Bank’s private label MBS portfolio, the Bank determined that seventeen of its private label MBS were other-than-temporarily impaired at March 31, 2009, because the Bank determined it was likely that it would not recover the entire cost basis of each of these securities. These securities included the seven securities that had previously been identified as other-than-temporarily impaired at December 31, 2008 and ten securities that were first identified as other-than-temporarily impaired as of March 31, 2009. For seven of the private label MBS previously identified as other-than-temporarily impaired, the Bank recorded an additional impairment of $14.7 million related to credit loss and an additional impairment of $0.1 million related to noncredit loss factors. For the ten newly identified private label MBS with other-than-temporary impairment, the Bank recorded an impairment of $15.8 million related to credit loss and an impairment of $294.2 million related to noncredit loss factors.

The Bank’s estimated economic loss on securities deemed to be other-than-temporarily impaired was $94.4 million at December 31, 2008; however, the cumulative effect adjustment recorded as a credit loss as of January 1, 2009 was only $10.0 million. This difference was due to (1) the change in accounting for other-than-temporary impairment on January 1, 2009 upon the Bank’s adoption of the provisions of FSP 115-2 and (2) the use of a different model by the Bank to calculate the credit loss. Both of these changes were discussed above.

The following tables represent the entire private label and HELOC MBS portfolios and any other-than-temporary impairment.

Other-Than-Temporary Impairment of
Private Label and HELOC MBS
by Year of Securitization
At and for the Three Months Ended March 31, 2009

(in millions)			Prime(1)
		Gross		OTTI related	OTTI Related
	Amortized	Unrealized	Fair	to Credit	to Noncredit	Total OTTI
Year of Securitization	Cost	Losses(2)	Value	Losses	Losses	Losses
Private label residential MBS:
2008	$-	$-	$-	$-	$-	$-
2007	1,633.4	(542.6)	1,090.8	(0.2)	(0.1)	(0.3)
2006	925.4	(280.2)	645.2	-	-	-
2005	1,071.6	(253.1)	818.5	(1.1)	(32.7)	(33.8)
2004	1,249.9	(219.5)	1,030.4	-	-	-
2003 and prior	905.9	(100.0)	805.9	-	-	-

Total	5,786.2	(1,395.4)	4,390.8	(1.3)	(32.8)	(34.1)

Total private label residential MBS	$5,786.2	$(1,395.4)	$4,390.8	$(1.3)	$(32.8)	$(34.1)

Note: The Bank has no Prime HELOCs

(in millions)			Alt-A(1)
		Gross			OTTI Related
	Amortized	Unrealized	Fair	OTTI related	to Noncredit	Total OTTI
Year of Securitization	Cost	Losses(2)	Value	to Credit Losses	Losses	Losses
Private label residential MBS:
2008	$-	$-	$-	$-	$-	$-
2007	428.5	(179.3)	249.2	(7.3)	(58.0)	(65.3)
2006	918.3	(365.5)	552.8	(19.7)	(165.7)	(185.4)
2005	427.4	(132.7)	294.7	(2.2)	(37.8)	(40.0)
2004	431.7	(118.0)	313.7	-	-	-
2003 and prior	242.4	(28.0)	214.4	-	-	-

Total	2,448.3	(823.5)	1,624.8	$(29.2)	(261.5)	(290.7)

HELOCs:
2008	-	-	-	-	-	-
2007	-	-	-	-	-	-
2006	24.5	(14.1)	10.4	-	-	-
2005	5.6	(2.4)	3.2	-	-	-
2004	40.1	(24.8)	15.3	-	-	-
2003 and prior	-	-	-	-	-	-

Total	70.2	(41.3)	28.9	-	-	-

Total private label residential MBS and HELOCs	$2,518.6	$(864.9)	$1,653.7	$(29.2)	$(261.5)	$(290.7)

(in millions)			Subprime(1)
		Gross		OTTI related	OTTI Related
	Amortized	Unrealized	Fair	to Credit	to Noncredit	Total OTTI
Year of Securitization	Cost	Losses(2)	Value	Losses	Losses	Losses
Private label residential MBS:
2008	$-	$-	$-	$-	$-	$-
2007	-	-	-	-	-	-
2006	-	-	-	-	-	-
2005	-	-	-	-	-	-
2004	-	-	-	-	-	-
2003 and prior	19.1	(7.0)	12.1	-	-	-

Total	19.1	(7.0)	12.1	-	-	-

Total private label residential MBS	$19.1	$(7.0)	$12.1	$-	$-	$-

Notes:

(1)	The FHLBanks classify private label MBS as Prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.
(2)	Represents total gross unrealized losses including noncredit related impairment recognized in accumulated other comprehensive income (loss).

Summary of Other-Than-Temporary Impairments Recorded by Security Type and
Duration of Unrealized Losses Prior to Impairment(1)
For the Three Months Ended March 31, 2009

	Noncredit-Related Gross Unrealized Losses(2)			Credit-Related Gross Unrealized Losses(3)
	Less than	12 Months		Less than	12 Months
(in millions)	12 Months	or Greater	Total	12 Months	or Greater	Total
Held-to-maturity securities:
Prime:
Private label residential MBS	$-	$(32.8)	$(32.8)	$-	$(1.3)	$(1.3)
Alt-A:
Private label residential MBS		(261.5)	(261.5)		(29.2)	(29.2)

Private-label MBS total	$-	$(294.3)	$(294.3)	$-	$(30.5)	$(30.5)

Notes:

(1)	The FHLBanks classify private label MBS as Prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.
(2)	Noncredit losses were recognized in accumulated other comprehensive income (loss) upon other-than-temporary impairment at March 31, 2009.
(3)	Credit losses were recognized in earnings upon other-than-temporary impairment at March 31, 2009.

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

Credit and Counterparty Risk – Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans.  The Bank offers a mortgage loan purchase program as a service to members. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure, including the necessary credit enhancement. These assets carry credit enhancements, which give them the approximate equivalent of a AA credit rating, although the credit enhancement is not actually rated. The Bank had net mortgage loan balances of $5.9 billion and $6.2 billion as of March 31, 2009 and December 31, 2008, respectively, after allowance for credit losses of $5.5 million and $4.3 million, respectively. The increase in the allowance for credit losses related to the MPF portfolio was driven by several factors, including the following: (1) updated default and loss assumptions in accordance with the methodology; (2) an increase in the outstanding balance of Original MPF loans due in part to purchases of new loans under the Bank’s June 30, 2008, agreement with the FHLBank of Chicago; and (3) an increase in delinquencies in the portfolio, though delinquencies remain markedly below national delinquency numbers for prime mortgage loans.

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

Under the provisions of the Program, when an insurer is no longer considered a qualified SMI provider for the MPF Program due to a ratings downgrade, the Bank is required to notify affected PFIs that they will be required to take one of the following actions within six months: 1) obtain replacement SMI coverage with a different provider; or 2) provide their own undertaking equivalent to SMI coverage, including assumption of credit enhancement and adequate collateralization of the credit enhancement obligation. In the event the PFIs would not take one of these actions, the Bank would withhold the PFIs performance-based credit enhancement fees.

As noted in the table below, very few of the Bank’s mortgage insurers currently maintain a rating of A+ or better by at least one credit rating agency. As required by the Program, for ongoing primary mortgage insurance, the ratings model currently requires additional credit enhancement from the PFI to compensate for the lower mortgage insurer rating. The MPF Plus product currently requires supplemental mortgage insurance under the Program. The Bank had no open MPF Plus Master Commitments at March 31, 2009.

The following tables present mortgage insurance provider credit exposure and concentrations with coverage greater than 10% of total coverage as of March 31, 2009 and December 31, 2008.

	March 31, 2009
	Credit Rating (Fitch/	Primary	Supplemental	Total
	Moody’s/Standard &	Mortgage	Mortgage	Credit	Percent
(dollars in millions)	Poor’s)	Insurance	Insurance	Exposure	of Total
Genworth Mortgage Insurance Corp. (Genworth)	- / Baa2 / A+	$7.8	$53.2	$61.0	37.4
Mortgage Guaranty Insurance Corp. (MGIC)	BBB / Ba2 / BB	27.3	5.5	32.8	20.1
Republic Mortgage Insurance Company (RMIC)	A+ / Baa2 / A	18.9	5.1	24.0	14.8
PMI Mortgage Insurance Co. (PMI)	BB / Ba3 / A-	17.5	0.8	18.3	11.2
Other insurance providers		26.6	0.4	27.0	16.5

Total		$98.1	$65.0	$163.1	100.0

	December 31, 2008
	Credit Rating (Fitch/	Primary	Supplemental	Total
	Moody’s/Standard &	Mortgage	Mortgage	Credit	Percent of
(dollars in millions)	Poor’s)	Insurance	Insurance	Exposure	Total
Genworth Mortgage Insurance Corp. (Genworth)	A+	$7.7	$53.2	$60.9	36.4
Mortgage Guaranty Insurance Corp. (MGIC)	A-	27.9	5.5	33.4	20.0
Republic Mortgage Insurance Company (RMIC)	A	20.0	5.1	25.1	15.0
PMI Mortgage Insurance Co. (PMI)	BBB+	18.6	0.8	19.4	11.6
Other insurance providers		28.1	0.4	28.5	17.0

Total		$102.3	$65.0	$167.3	100.0

Subsequent to March 31, 2009, Genworth and PMI Mortgage were downgraded by at least one NRSRO to BBB+ and BB-, respectively. Additionally, RMIC was downgraded to A- by one NRSRO and BBB by another.

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

Derivative Counterparties.  The Bank is subject to credit risk arising from the potential non-performance by derivative counterparties with respect to the agreements entered into with the Bank, as well as certain operational risks relating to the management of the derivative portfolio. In management of this credit risk, the Bank follows the policies established by the Board regarding unsecured extensions of credit. For all derivative counterparties, the Bank selects only highly-rated derivatives dealers and major banks that meet the Bank’s eligibility criteria. The Bank manages derivative counterparty credit risk through the combined use of credit analysis, collateral management and other risk mitigation techniques. For example, the Bank requires collateral agreements on all nonmember derivative financial instrument contracts under which collateral must be posted against exposure over an unsecured threshold amount. Additionally, the extent to which the Bank is exposed to derivative counterparty risk is partially mitigated through the use of master netting agreements and bilateral security agreements with all active derivative counterparties that provide for delivery of collateral at specified levels tied to individual counterparty credit ratings as reported by the credit rating agencies. In determining maximum credit exposure, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities on an individual counterparty basis. As a result of these risk mitigation actions, management does not anticipate any credit losses on its current derivative agreements outstanding.

The Bank regularly monitors the credit exposure of derivative transactions by determining the market value of positions using an internal pricing model. The market values generated by this model are compared to other internal models and dealer prices on a monthly basis. Collateral transfers required due to changes in market values are conducted on a daily basis, when necessary. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The recent deterioration in the credit/financial markets has heightened the Bank’s awareness of derivative default risk. In response, the Bank has created a task force which has worked toward lessening this risk by (1) attempting to negotiate revised ISDA standards, when necessary, that should help to mitigate losses in the event of a counterparty default and (2) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts. The Bank’s ISDAs typically require segregation of the Bank’s collateral posted with the counterparty and do not permit rehypothecation.

For purposes of the table below, the notional principal outstanding reflects only those counterparties which have net credit exposure at March 31, 2009 and December 31, 2008. In addition, the maximum credit exposure represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank and the net credit exposure represents maximum credit exposure less the protection afforded by contractually required collateral held by the Bank.

	March 31, 2009
		Notional	Maximum	Cash
(dollars in millions)	Number of	Principal	Credit	Collateral	Net Credit
Credit Rating (1)	Counterparties	Outstanding	Exposure	Held	Exposure
AAA	1	$20.0	$0.9	$-	$0.9
AA	3	1,853.1	14.9	-	14.9
A	3	2,692.6	39.6	31.9	7.7

Total	7	$4,565.7	$55.4	$31.9	$23.5

	December 31, 2008
		Notional	Maximum	Cash
(dollars in millions)	Number of	Principal	Credit	Collateral	Net Credit
Credit Rating (1)	Counterparties	Outstanding	Exposure	Held	Exposure
AAA	1	$20.0	$0.8	$-	$0.8
AA	2	1,320.0	16.5	-	16.5
A	4	2,382.3	21.4	9.8	11.6

Total	7	$3,722.3	$38.7	$9.8	$28.9

Note:

(1)	Credit ratings reflect the lowest rating from the credit rating agency. These tables do not reflect changes in any rating, outlook or watch status after March 31, 2009 and December 31, 2008. The Bank measures credit exposure through a process which includes internal credit review and various external factors.

At the time of its bankruptcy, Lehman Brothers along with its subsidiary LBSF, was the Bank’s largest derivative counterparty. As a result of the bankruptcy filing in September 2008, the Bank terminated 595 derivative trades. A portion of these trades were replaced. For further information, see the detailed discussion regarding the Lehman-related transactions in “Current Financial and Mortgage Market Events and Trends” in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K.

At March 31, 2009, two counterparties collectively represented approximately 75% of the Bank’s total net credit exposure. At December 31, 2008, four counterparties, all of whom were rated AA, collectively represented approximately 91% of the Bank’s total net credit exposure. The Bank’s total net credit exposure to derivative counterparties, which reflects derivative assets net of cash collateral, was $23.5 million and $28.9 million at March 31, 2009 and December 31, 2008, respectively.

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

Consolidated bonds and discount notes, along with member deposits, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. These ratings measure the likelihood of timely payment of principal and interest. At March 31, 2009, the Bank’s consolidated obligation bonds outstanding totaled $61.8 billion compared to $61.4 billion as of December 31, 2008, an increase of $432.5 million, or 0.7%. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at March 31, 2009 decreased to $14.4 billion down from $22.9 billion at December 31, 2008, a decline of $8.5 billion, or 37.1%.

The Bank’s investments also represent a key source of liquidity. Total investments available for liquidation may include trading securities, available-for-sale securities, Federal funds sold, certificates of deposit and interest earning deposits. These amounts were $13.4 billion at March 31, 2009, compared to $9.6 billion at December 31, 2008. The Bank also maintains a secondary liquidity portfolio which may include U.S. Agency and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds.

As noted in the “Legislative and Regulatory Developments” and “Current Financial and Mortgage Market Events and Trends” discussions in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K, the Housing Act provides temporary authority for the U.S. Treasury to provide liquidity to the FHLBanks in any amount, as deemed appropriate, in part through the establishment of the GSECF. In connection with the GSECF, the Bank entered into a Lending Agreement with the U.S. Treasury. Any extensions of credit under this agreement would be a consolidated obligation and would be the joint and several obligation of all twelve FHLBanks. As of March 31, 2009 and the filing of this report on Form 10-Q, the Bank had not drawn on this source of liquidity and has no immediate plans to do so. This authorization expires December 31, 2009.

For further information on the Bank’s liquidity risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank’s liquidity. In addition, the Bank’s limited ability to access the long-term debt markets has had, and may continue to have, a material adverse effect on its liquidity, results of operations and financial condition, as well as its ability to fund operations, including loans to members.” in the Bank’s 2008 Annual Report filed on Form 10-K.

Effective March 6, 2009, the Finance Agency provided final guidance revising and formalizing prior guidance regarding liquidity requirements provided to the FHLBanks in fourth quarter 2008. This final guidance requires the Bank to maintain sufficient liquidity in an amount at least equal to its anticipated cash outflows under two different scenarios. One scenario assumes that the Bank can not access the capital markets for a period of fifteen days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank can not access the capital markets for five days and that during that period it will automatically renew maturing and called advances for all members except very large, highly rated members.

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions, operational disruptions at other FHLBanks or the OF, or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a

Liquidity and Funds Management policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and (4) if necessary, allowing loans to mature without renewal. The Bank’s GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access. Due in part to capital markets disruptions in the fourth quarter 2008 and subsequently, the Bank was in violation of this 90-day liquidity requirement from time to time during the first three months of 2009, but was in compliance at March 31, 2009. Effective April 28, 2009, the calculation of 90-day contingency liquidity was modified to recognize that if the Bank were unable to access the capital markets for more than a short period of time, the Bank would not call debt that would otherwise be eligible to be called.

Additionally, in accordance with required regulation, the Bank’s Liquidity and Funds Management policy has historically mandated that the Bank hold contingency liquidity sufficient to meet the Bank’s estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank’s liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing loans to members, securities available for repurchase agreements, available-for-sale securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At March 31, 2009 and December 31, 2008, excess contingency liquidity was approximately $14.8 billion and $16.9 billion, respectively. As noted above, the Bank would also have access to additional liquidity through the GSECF, if necessary, although the Bank has no immediate plans to do so.

Repurchases of Excess Capital Stock.  In the past, the Bank also retained liquidity to repurchase a member’s capital stock, upon request and at the Bank’s sole discretion, at par value as long as the repurchase would not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. On December 23, 2008, the Bank announced its decision to voluntarily suspend the repurchase of excess capital stock until further notification in an effort to preserve capital. As of March 31, 2009 and December 31, 2008, the Bank had outstanding capital redemption requests due to pending mergers and withdrawal requests of $8.0 million and $4.7 million, respectively. In addition, as of March 31, 2009 and December 31, 2008, excess capital totaled $1,142.9 million and $479.7 million, respectively. See Note 10 of the unaudited financial statements in this report filed on Form 10-Q for additional information.

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

Item 1: Financial Statements (unaudited)
Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share amounts)	2009	2008
Interest income:
Loans to members	$240,628	$721,927
Prepayment fees on loans to members, net	1,070	86
Interest-earning deposits	5,814	3,956
Federal funds sold	4	32,948
Trading securities	5,915	-
Available-for-sale securities	92	436
Held-to-maturity securities	147,386	231,628
Mortgage loans held for portfolio	76,858	79,447
Loans to other FHLBanks	-	14

Total interest income	477,767	1,070,442

Interest expense:
Consolidated obligation discount notes	24,783	295,262
Consolidated obligation bonds	396,164	670,017
Deposits	412	15,344
Mandatorily redeemable capital stock	-	49
Other borrowings	17	21

Total interest expense	421,376	980,693

Net interest income before provision for credit losses	56,391	89,749
Provision for credit losses	443	1,363

Net interest income after provision for credit losses	55,948	88,386
Other income (loss):
Services fees	630	994
Net gains (losses) on trading securities (Note 3)	56	(305)
Total other-than-temporary impairment losses (Note 4 and Note 5)	(324,808)	-
Portion of other-than-temporary impairment losses recognized in other comprehensive loss (Note 4, Note 5 and Note 10)	294,348	-

Net other-than-temporary impairment losses (Note 4 and Note 5)	(30,460)	-
Net gains (losses) on derivatives and hedging activities (Note 8)	(1,202)	4,344
Contingency reserve (Note 13)	(35,314)	-
Other, net	1,957	321

Total other income (loss)	(64,333)	5,354
Other expense:
Operating	13,773	13,944
Finance Agency	776	757
Office of Finance	664	768

Total other expense	15,213	15,469

Income before assessments	(23,598)	78,271
Affordable Housing Program	-	6,395
REFCORP	-	14,375

Total assessments	-	20,770

Net income (loss)	$(23,598)	$57,501

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	39,929	41,215

Basic and diluted earnings (loss) per share	$(0.59)	$1.40

Dividends per share	-	$1.16

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	March 31,	December 31,
(in thousands, except par value)	2009	2008
ASSETS
Cash and due from banks	$68,709	$67,577
Interest-earning deposits	9,231,338	5,103,671
Federal funds sold	-	1,250,000
Investment securities:
Trading securities (Note 3)	3,640,919	506,807
Available-for-sale securities, at fair value (Note 4)	517,692	19,653
Held-to-maturity securities; fair value of $9,423,615 and $12,825,341, respectively (Note 5)	11,135,468	14,918,045
Loans to members (Note 6)	52,260,348	62,153,441
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $5,547 and $4,301, respectively	5,922,412	6,165,266
Banking on Business loans, net of allowance for credit losses of $9,770 and $9,725, respectively	11,553	11,377
Accrued interest receivable	360,866	434,017
Prepaid REFCORP assessment	39,641	39,641
Premises, software and equipment, net	22,891	22,682
Derivative assets (Note 8)	23,462	28,888
Other assets	59,570	84,858

Total assets	$83,294,869	$90,805,923

Federal Home Loan Bank of Pittsburgh
Statement of Condition (continued) (unaudited)

	March 31,	December 31,
	2009	2008
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$1,858,053	$1,467,606
Noninterest-bearing	40,925	18,771

Total deposits	1,898,978	1,486,377

Consolidated obligations, net: (Note 9)
Discount notes	14,381,845	22,864,284
Bonds	61,831,243	61,398,687

Total consolidated obligations, net	76,213,088	84,262,971

Mandatorily redeemable capital stock (Note 10)	8,015	4,684
Accrued interest payable	412,492	494,078
Affordable Housing Program	36,113	43,392
Derivative liabilities (Note 8)	862,002	355,014
Other liabilities	22,336	24,540

Total liabilities	79,453,024	86,671,056

Commitments and contingencies (Note 13)	-	-

Capital (Note 10)
Capital stock - putable ($100 par value) issued and outstanding shares:
39,992 and 39,817 shares in 2009 and 2008, respectively	3,999,173	3,981,688
Retained earnings	402,847	170,484
Accumulated other comprehensive loss:
Net unrealized loss on available-for-securities (Note 4 and Note 10)	(14,885)	(14,543)
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities (Note 4 and Note 10)	(2,365)	-
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 5 and Note 10)	(540,305)	-
Net unrealized loss relating to hedging activities (Note 10)	(779)	(885)
Pension and post-retirement benefits (Note 10)	(1,841)	(1,877)

Total capital	3,841,845	4,134,867

Total liabilities and capital	$83,294,869	$90,805,923

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For the Three Months Ended March 31,
(in thousands)	2009	2008
OPERATING ACTIVITIES
Net income	$ (23,598)	$ 57,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(124,418)	(3,706)
Change in net fair value adjustment on derivative and hedging activities	190,802	21
Other-than-temporary impairment losses	30,460	-
Other adjustments	443	1,365
Net change in:
Trading securities	(3,134,112)	242
Accrued interest receivable	73,149	12,488
Other assets	39,595	(760)
Accrued interest payable	(81,581)	25,362
Other liabilities(1)	(8,668)	(3,351)

Total adjustments	(3,014,330)	31,661

Net cash (used in) provided by operating activities	$(3,037,928)	$89,162

INVESTING ACTIVITIES
Net change in:
Interest-earning deposits (including $253 and $2,457 from other FHLBanks for mortgage loan programs)	$(3,523,614)	$(583,285)
Federal funds sold	1,250,000	285,000
Loans to other FHLBanks	-	500,000
Premises, software and equipment	(1,544)	(849)
Available-for-sale securities:
Proceeds	2,097	1,818
Purchases	(500,000)	-
Held-to-maturity securities:
Net change in short-term	2,700,000	(391,493)
Proceeds from maturities long-term	1,028,791	705,759
Purchases of long-term	(275,000)	(29,815)
Loans to members:
Proceeds	58,740,733	432,567,193
Made	(49,196,833)	(436,172,961)
Mortgage loans held for portfolio:
Proceeds	352,245	202,726
Purchases	(113,458)	(112,940)

Net cash provided by (used in) investing activities	$10,463,417	$(3,028,847)

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued) (unaudited)

	For the Three Months Ended March 31,
(in thousands)	2009	2008
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$434,681	$875,308
Net payments for derivative financing activities	(56,741)	-
Net proceeds from issuance of consolidated obligations:
Discount notes	25,596,937	302,246,383
Bonds (including $0 and $313,928 from other FHLBanks)	11,257,611	13,893,985
Payments for maturing and retiring consolidated obligations:
Discount notes	(34,049,220)	(302,790,938)
Bonds (including $0 from other FHLBanks)	(10,628,441)	(11,444,695)
Proceeds from issuance of capital stock	20,816	1,677,270
Payments for redemption/repurchase of capital stock	-	(1,465,499)
Cash dividends paid	-	(47,963)

Net cash (used in) provided by financing activities	$(7,424,357)	$2,943,851

Net increase in cash and cash equivalents	1,132	4,166
Cash and cash equivalents at beginning of the period	67,577	67,388

Cash and cash equivalents at end of the period	$68,709	$71,554

Supplemental disclosures:
Interest paid during the period	$583,195	$650,643
AHP payments, net	7,279	3,378
REFCORP assessments paid	-	16,677
Transfers of mortgage loans to real estate owned	3,140	874

Note:

(1)	Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

				Accumulated
	Capital Stock -			Other
	Putable		Retained	Comprehensive
(in thousands)	Shares	Par Value	Earnings	Income (Loss)	Total Capital
Balance December 31, 2007	39,947	$3,994,732	$296,260	$(6,304)	$4,284,688

Proceeds from sale of capital stock	16,773	$1,677,270			$1,677,270
Redemption/repurchase of capital stock	(14,655)	(1,465,499)			(1,465,499)
Comprehensive income (loss):
Net income			$57,501		57,501
Net unrealized gain (loss) on available-for-sale securities				$(4,253)	(4,253)
Reclassification adjustment for losses included in net income relating to:
Hedging activities				1,648	1,648
Other				32	32

Total comprehensive income (loss)			57,501	(2,573)	54,928
Cash dividends on capital stock			(47,963)		(47,963)

Balance March 31, 2008	42,065	$4,206,503	$305,798	$(8,877)	$4,503,424

Balance December 31, 2008	39,817	$3,981,688	$170,484	$ (17,305)	$4,134,867

Cumulative effect of adjustments to opening balance relating to FSP 115-2			$255,961	$(255,961)	$ -
Proceeds from sale of capital stock	208	$ 20,816			20,816
Net shares reclassified to mandatorily redeemable capital stock	(33)	(3,331)			(3,331)
Comprehensive income (loss):
Net loss			(23,598)		(23,598)
Net unrealized losses on available-for-sale securities				(342)	(342)
Noncredit component of other-than- temporarily impaired securities:
Available-for-sale				477	477
Held-to-maturity				(294,348)	(294,348)
Accretion of noncredit portion of impairment losses on held-to- maturity securities				7,162	7,162
Reclassification adjustment for losses included in net income relating to Hedging activities				106	106
Other				36	36

Total comprehensive income (loss)			(23,598)	(286,909)	(310,507)

Balance March 31, 2009	39,992	$3,999,173	$402,847	$(560,175)	$3,841,845

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

All members must purchase stock in the Bank.  The amount of capital stock members own is based on their outstanding loans, their unused borrowing capacity and the principal balance of residential mortgage loans previously sold to the Bank. See Note 10 for additional information. The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 11 for additional information.

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

As provided by the Act, as amended, or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. See Note 9 for additional information. The OF is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all twelve FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans to members and to purchase mortgages from members through the MPF Program. See Notes 6 and 7 for additional information. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

The accounting and financial reporting policies of the Bank conform to GAAP. Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2008 included in the Bank’s 2008 Annual Report filed on Form 10-K.

Notes to Financial Statements (continued)

Note 2 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161). On March 19, 2008, the FASB issued SFAS 161 which requires enhanced disclosures for derivative instruments. The intent of the enhanced disclosures is to assist the users of the financial statements to better understand how and why an entity uses derivative instruments and how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows. The Bank adopted SFAS 161 on January 1, 2009. The Bank’s adoption of SFAS 161 resulted in increased financial statement disclosure but had no impact on the Bank’s Statement of Operations and Condition. See Note 8 to the unaudited financial statements in this report filed on Form 10-Q for additional disclosures.

Emerging Issues Task Force Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement (EITF 08-5). On September 24, 2008, the FASB ratified the consensus reached by the EITF on EITF 08-5. The objective of EITF 08-5 is to determine the issuer’s unit of accounting for a liability that is issued with an inseparable third-party credit enhancement when it is recognized or disclosed at fair value on a recurring basis. EITF 08-5 should be applied prospectively. The Bank adopted EITF 08-5 on January 1, 2009. The Bank’s adoption of EITF 08-5 had no impact on its Statement of Condition, Statement of Operations or Statement of Cash Flows.

FASB Staff Position No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2).  On April 9, 2009, the FASB issued FSP 115-2. FSP 115-2 amends other-than-temporary impairment accounting guidance. FSP 115-2 is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment event and to communicate more effectively when an other-than-temporary impairment event has occurred. FSP 115-2 amends the other-than-temporary impairment guidance in GAAP for debt securities; however, it does not amend existing recognition and measurement guidance related to other-than-temporary impairment accounting guidance for equity securities. The new guidance is more operational, improves the presentation and disclosure of other-than-temporary impairment on debt securities and changes the calculation of the other-than-temporary impairment recognized in earnings in the financial statements.

For debt securities in an unrealized loss position, FSP 115-2 requires the Bank to assess whether (1) it has the intent to sell the debt security, or (2) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an other-than-temporary impairment on the security must be recognized. The Bank will recognize into net income an amount equal to the entire difference between fair value and amortized cost basis.

When a credit loss exists but neither of the criteria in the paragraph above are present, the other-than-temporary impairment (i.e., the difference between the security’s then-current carrying amount and its estimated fair value) is separated into (i) the amount of the total impairment related to the credit loss (i.e., the credit component) and (ii) the amount of the total impairment related to all other factors (i.e., the noncredit component). The credit component is recognized in earnings and the noncredit component is recognized in accumulated other comprehensive income (loss). The total other-than-temporary impairment is required to be presented in the Statement of Operations with an offset for the noncredit component recognized in accumulated other comprehensive income (loss). Previously, in all cases, if an impairment was determined to be other than temporary, then an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date of the reporting period for which the assessment was made.

The noncredit component of any other-than-temporary impairment losses recognized in accumulated other comprehensive income (loss) for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional other-than-temporary impairment that is recognized in earnings. In periods subsequent to the recognition of an other-than-temporary impairment loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the other-than-temporary

Notes to Financial Statements (continued)

impairment at an amount equal to the previous amortized cost basis less the other-than-temporary impairment recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.

FSP 115-2 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP 115-2 also requires early adoption of FASB Staff Position No. SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). When adopting FSP 115-2, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment charge from retained earnings to accumulated other comprehensive income (loss) if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.

The Bank adopted FSP 115-2 as of January 1, 2009, and recognized the effects of applying FSP 115-2 as a change in accounting principle. The Bank recognized the $255.9 million cumulative effect of initially applying FSP 115-2 as an adjustment to retained earnings at January 1, 2009, with a corresponding offset to accumulated other comprehensive income (loss). Had the Bank not adopted FSP 115-2, the Bank would have recognized an amount approximated by the total other-than-temporary impairment losses in net income for first quarter 2009.

FASB Staff Position No. SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4).  During April 2009, the FASB issued FSP 157-4. FSP 157-4 affirms the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions (that is, in the inactive market). FSP 157-4 provides additional guidance to determine whether a market for a financial asset is inactive and determine if a transaction is distressed. FSP 157-4 is effective for and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP 157-4 also requires early adoption of FSP 115-2. The Bank adopted FSP 157-4 on January 1, 2009. The Bank’s adoption of FSP 157-4 did not have a material effect on the Bank’s Statement of Operations, Statement of Condition and Statement of Cash Flows.

FASB Staff Position No. SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1). On April 9, 2009, the FASB issued FSP 107-1. FSP 107-1 amends the disclosure requirements in SFAS No. 107, Disclosures about Fair Value of Financial Instruments (SFAS 107), and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about the fair value of financial instruments within the scope of SFAS 107, including disclosure of the method(s) and significant assumptions used to estimate the fair value of financial instruments, in interim financial statements as well as in annual financial statements. Previously, these disclosures were required only in annual financial statements. FSP 107-1 is effective for and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP 107-1 is only permitted if an election is also made to early adopt FSP 115-2 and FSP 157-4. In periods after initial adoption, FSP 107-1 requires comparative disclosures only for periods ending subsequent to initial adoption and does not require earlier periods to be disclosed for comparative purposes at initial adoption. The Bank adopted FSP 107-1 on January 1, 2009. The adoption resulted in increased interim financial statement disclosures, but did not affect the Bank’s Statement of Condition, Statement of Operations or Statement of Cash Flows.

Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). On May 28, 2009, the FASB issued SFAS 165 to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, it establishes that the Bank must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. It also requires

Notes to Financial Statements (continued)

the Bank to disclose the date through which the Bank evaluated subsequent events. SFAS 165 will be effective for the Bank’s June 30, 2009 quarterly financial statements. The Bank’s adoption of SFAS 165 is not expected to have a material impact on its Statement of Operations and Statement of Condition.

FASB Accounting Standards Codification (ASC).  On June 3, 2009, the FASB approved the ASC as the single authoritative nongovernmental GAAP. The ASC does not change current GAAP. The intent is to organize all accounting literature by topic in one place to enable users to quickly identify appropriate GAAP. The ASC will be effective for the Bank’s September 30, 2009 interim financial statements. The Bank’s adoption of the ASC is not expected to have a material impact on its Statement of Operations or Statement of Condition.

Certificates of Deposit. During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain certificates of deposit including related interest income and cash flow activity, previously included as a component of interest-earning deposits, to held-to-maturity securities in its Statement of Condition, Statement of Operations and Statement of Cash Flows based on the definition of a security under SFAS 115. These financial instruments have historically been classified as held-to-maturity securities based on their short-term nature and the Bank’s history of holding them until maturity. This reclassification had no effect on total assets, total net interest income or net income. The Bank has certain other interest-earning deposits that do not meet the definition of a security; therefore, these balances, as well as related interest income and cash flow activity, will continue to be classified as interest-earning deposits on the Statement of Condition, Statement of Operations and Statement of Cash Flows. Additionally, during fourth quarter 2008, the Bank began classifying certain certificates of deposit as trading and/or available-for-sale.

The effects of this reclassification on the Bank’s prior period, Statement of Operations and Statement of Cash Flows was as follows (the reclassification is reflected in the Bank’s December 31, 2008 Statement of Condition):

	As Originally	Impact of
(in thousands)	Reported	Reclassification	As Adjusted
Statement of Operations – three months ended
March 31, 2008:
Interest income
Interest-earning deposits	$ 62,996	$ (59,040)	$3,956
Held-to-maturity securities	172,588	59,040	231,628
Total interest income	$ 1,070,442	$ -	$1,070,442
Statement of Cash Flows – three months ended
March 31, 2008:
Investing activities
Net change in interest-earning deposits	$ (1,058,285)	$ 475,000	$(583,285)
Held-to-maturity – net (increase) decrease in short-term	83,507	(475,000)	(391,493)
Total investing activities	$(3,028,847)	$ -	$(3,028,847)

Note 3 – Trading Securities

The following table presents trading securities as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
(in thousands)	2009	2008
Certificates of deposits(1)	$3,200,787	$500,613
Treasury bills	434,646	-
Mutual funds offsetting deferred compensation	5,486	6,194

Total	$3,640,919	$506,807

Note:

(1)	Represents certificates of deposit that meet the definition of a security under SFAS 115.

Notes to Financial Statements (continued)

The $3.1 billion increase in trading securities from December 31, 2008 to March 31, 2009 was driven by increases in certificates of deposit and Treasury bills, as the Bank continued its strategy of building up liquidity. In addition, Treasury bills were purchased with the expectation they would be pledged as collateral for derivative counterparties, replacing previously pledged cash.

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to the notional market risk of certain deferred compensation agreements. These deferred compensation liabilities were $5.5 million and $6.2 million at March 31, 2009 and December 31, 2008, respectively.

Net gains on trading securities were $56 thousand for the three months ended March 31, 2009. Net losses on trading securities were $305 thousand for the three months ended March 31, 2008. Net interest income on trading securities was $5.9 million for the three months ended March 31, 2009. There was no interest income on trading securities for the three months ended March 31, 2008.

Note 4 – Available-for-Sale Securities

The following tables present available-for-sale securities as of March 31, 2009 and December 31, 2008.

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
(in thousands)	Cost(1)	Gains(2)	Losses(2)	Value
Certificates of deposit(3)	$500,000	$ 41	$-	$500,041
Private label MBS:
Private label residential	16,677	-	(5,562)	11,115
Private label HELOCs	18,265	-	(11,729)	6,536

Total private label MBS	34,942	-	(17,291)	17,651

Total available-for-sale securities	$534,942	$41	$(17,291)	$517,692

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated Fair
(in thousands)	Cost(1)	Gains(3)	Losses(3)	Value
Private label MBS	$34,196	$-	$(14,543)	$19,653

Total available-for-sale securities	$34,196	$-	$(14,543)	$19,653

Note:

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous other-than-temporary impairment recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of FSP 115-2).
(2)	Gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.
(3)	Represents certificates of deposit that meet the definition of a security under SFAS 115.

Available-for-sale private label residential MBS with $5.6 million of unrealized losses had fair values of $11.1 million as of March 31, 2009 and had been in an unrealized loss position for greater than twelve months. Additionally, available-for-sale private label HELOCs with $11.7 million of unrealized losses had fair values of $6.6 million at March 31, 2009 and had been in an unrealized loss position for greater than twelve months. As of December 31, 2008, available-for-sale private label MBS with $14.5 million of unrealized losses had fair values of $18.1 million and had been in an unrealized loss position for greater than twelve months. The remaining $1.6 million of available-for-sale securities had no unrealized loss and amortized cost equaled fair value.

Notes to Financial Statements (continued)

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

Other-than-Temporary Impairment Analysis on Private Label MBS Available-for-Sale Securities. The Bank evaluates its available-for-sale investment securities for other-than-temporary impairment quarterly. Discussion of other-than-temporary impairment is detailed in Note 5 to the unaudited financial statements in this report filed on Form 10-Q. The overall process is the same for both available-for-sale and held-to-maturity securities.

The Bank had one available-for-sale security that was determined to be other-than-temporarily impaired as of December 31, 2008. As of March 31, 2009, the amortized cost of this investment was $4.2 million. The Bank determined that there was no credit loss on this security upon adoption of FSP 115-2 as of March 31, 2009. Additionally, the security’s fair value from December 31, 2008 to March 31, 2009 increased $477 thousand; this activity was reflected in accumulated other comprehensive income (loss). The table below summarizes the impact of the other-than-temporarily impaired available-for-sale security on the Bank’s Statement of Condition and Statement of Operations as of, and for the three months ended, March 31, 2009, excluding the change in fair value of the noncredit component of other-than-temporary impairment.

				For the Three Months Ended
	At March 31, 2009			March 31, 2009
			Net		OTTI	OTTI
	Unpaid		Unrealized		Related	Related to	Total
	Principal	Amortized	Gains/	Fair	to Credit	Noncredit	OTTI
(in thousands)	Balance	Cost	Losses	Value	Loss	Loss	Losses
Other-than-temporarily impaired available-for-sale securities:
Private label HELOCs–Alt-A	$4,196	$ 4,193	$ (2,365)	$1,828	$-	$-	$-

Available-for-sale MBS not other-than-temporarily impaired		30,749	(14,926)	15,823

Total available-for- sale MBS		$34,942	$(17,291)	$17,651

All other available-for- sale investment securities		500,000	41	500,041

Total available-for- sale investment securities		$534,942	$ (17,250)	$517,692

The Bank adopted FSP 115-2 as of January 1, 2009 and recognized the cumulative effect of initially applying FSP 115-2, totaling $2.8 million on available-for-sale securities, as an adjustment to retained earnings at January 1, 2009, with a corresponding offsetting adjustment to accumulated other comprehensive income (loss). The Bank has recognized no credit losses in net income as a result of the Bank’s other-than-temporary impairment evaluation of its available-for-sale securities.

Notes to Financial Statements (continued)

The remainder of the private label MBS available-for-sale securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank does not intend to sell these securities nor is it more likely than not the Bank would be required to sell the security before its anticipated recovery.

Because there is a continuing risk that further declines in the fair value of the Bank’s private label MBS may occur and that the Bank may record additional material other-than-temporary impairment charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase or redeem capital stock could be adversely affected. For additional information about the Bank’s investment portfolios and other-than-temporary impairment charges associated with the Bank’s private label MBS, see the Credit and Counterparty Risk - Investments discussion in the “Risk Management” section of Item 2. Management’s Discussion and Analysis.

Redemption Terms. As of March 31, 2009, both the amortized cost and estimated fair value of the certificates of deposit in the Bank’s available-for-sale securities portfolio were $500.0 million. All available-for-sale certificates of deposit had a maturity of one year or less. There were no certificates of deposit in the Bank’s available-for-sale securities portfolio at December 31, 2008. As of March 31, 2009, the amortized cost and estimated fair value of the private label MBS in the Bank’s available-for-sale securities portfolio were $34.9 million and $17.7 million, respectively. As of December 31, 2008, the balances were $34.2 million and $19.7 million, respectively. Contractual maturity for the MBS portfolio extends over a period exceeding ten years. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees. All available-for-sale certificates of deposit mature within three months.

The Bank’s private label MBS classified as available-for-sale includes net discounts of $6 thousand and $2.9 million at March 31, 2009 and December 31, 2008, respectively. The decrease was the result of the reclassification of the December 31, 2008 other-than-temporary impairment upon adoption of FSP 115-2 into accumulated other comprehensive income (loss).

Interest Rate Payment Terms.  The following table details interest payment terms for available-for-sale MBS at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
(in thousands)	2009	2008
Amortized cost of available-for-sale securities other than MBS:
Fixed rate	$500,000	$-
Amortized cost of available-for-sale MBS:
Variable-rate pass-through securities	942	956
Variable-rate collateralized mortgage obligations	34,000	33,240

Total amortized cost	$534,942	$34,196

Notes to Financial Statements (continued)

Note 5 – Held-to-Maturity Securities

The following tables present held-to-maturity securities as of March 31, 2009 and December 31, 2008.

	March 31, 2009
				Gross	Gross
		OTTI		Unrecognized	Unrecognized	Estimated
	Amortized	Recognized	Carrying	Holding	Holding	Fair
(in thousands)	Cost(1)	in OCI	Value(2)	Gains(3)	Losses(3)	Value
Government-sponsored enterprises	$450,512	$-	$450,512	$3,705	$-	$454,217
State or local agency obligations	637,127	-	637,127	13,956	(54,267)	596,816

	1,087,639	-	1,087,639	17,661	(54,267)	1,051,033
MBS:
U.S. agency	510,635	-	510,635	287	(1,925)	508,997
Government-sponsored enterprises	1,743,880	-	1,743,880	49,899	(14,271)	1,779,508
Private label MBS:
Private label residential	8,281,714	(540,305)	7,741,409	12,068	(1,691,673)	6,061,804
Private label HELOC	51,905	-	51,905	-	(29,632)	22,273

Total private label MBS	8,333,619	(540,305)	7,793,314	12,068	(1,721,305)	6,084,077

Total MBS	10,588,134	(540,305)	10,047,829	62,254	(1,737,501)	8,372,582

Total held-to-maturity securities	$11,675,773	$(540,305)	$11,135,468	$79,915	$(1,791,768)	$9,423,615

	December 31, 2008
		Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Amortized Cost(1)	Gains(3)	Losses(3)	Value
Certificates of deposit(4)	$2,700,000	$4,488	$-	$2,704,488
Government-sponsored enterprises	954,953	6,217	-	961,170
State or local agency obligations	636,830	9,596	(61,563)	584,863

	4,291,783	20,301	(61,563)	4,250,521
MBS:
U.S. agency	268,948	59	(760)	268,247
Government-sponsored enterprises	1,853,665	28,443	(19,846)	1,862,262
Private label	8,503,649	-	(2,059,338)	6,444,311

Total MBS	10,626,262	28,502	(2,079,944)	8,574,820

Total held-to-maturity securities	$14,918,045	$48,803	$(2,141,507)	$12,825,341

Notes:

(1)	Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash and/or previous other-than-temporary impairment recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of FSP 115-2).
(2)	In accordance with FSP 115-2, carrying value of held-to-maturity represents amortized cost after adjustment for noncredit related impairment recognized in other comprehensive income (loss).
(3)	Gross unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value, while gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.

(4)	Represents certificates of deposit that meet the definition of a security under SFAS 115.

Notes to Financial Statements (continued)

Restricted securities related to the Shared Funding Program are classified as held-to-maturity and are included in private label residential MBS as of March 31, 2009 and private label MBS as of December 31, 2008. The restricted securities had an amortized cost of $44.8 million and $47.2 million as of March 31, 2009 and December 31, 2008, respectively.

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2009 and December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized		Unrealized		Unrealized
(in thousands)	Value	Losses	Fair Value	Losses	Fair Value	Losses(1)
State or local agency obligations	$41,435	$(2,630)	$223,970	$(51,637)	$265,405	$(54,267)
MBS:
U.S. agency	342,909	(1,878)	6,298	(47)	349,207	(1,925)
Government-sponsored enterprises	187,998	(4,456)	27,926	(9,815)	215,924	(14,271)
Private label:
Private label residential	83,587	(15,930)	5,933,010	(2,204,425)	6,016,597	(2,220,355)
Private label HELOC	-	-	22,273	(29,632)	22,273	(29,632)

Total private label MBS	83,587	(15,930)	5,955,283	(2,234,057)	6,038,870	(2,249,987)

Total MBS	614,494	(22,264)	5,989,507	(2,243,919)	6,604,001	(2,266,183)

Total temporarily impaired	$655,929	$(24,894)	$6,213,477	$(2,295,556)	$6,869,406	$(2,320,450	)(1)

Note:

(1)	As a result of differences in the definitions of unrealized losses and unrecognized holding losses, total unrealized losses in the table above will not agree with total unrecognized holding losses in a previous March 31, 2009 table.

	December 31, 2008
	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized		Unrealized		Unrealized
(in thousands)	Value	Losses	Fair Value	Losses	Fair Value	Losses

State or local agency obligations	$47,230	$(4,090)	$210,882	$(57,473)	$258,112	$(61,563)
MBS:
U.S. agency	86,841	(543)	27,335	(217)	114,176	(760)
Government-sponsored enterprises	203,411	(10,977)	519,862	(8,869)	723,273	(19,846)
Private label	2,414,231	(853,951)	3,699,546	(1,205,387)	6,113,777	(2,059,338)

Total MBS	2,704,483	(865,471)	4,246,743	(1,214,473)	6,951,226	(2,079,944)

Total temporarily impaired	$2,751,713	$(869,561)	$4,457,625	$(1,271,946)	$7,209,338	$(2,141,507)

State or Local Housing Finance Agency Obligations. Management has reviewed its investments in state or local housing finance agency obligations and has determined that the unrealized losses shown are the result of the current interest-rate environment and illiquidity in the credit markets. The Bank has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank does not intend to sell these securities nor is it more likely than not the Bank would be required to sell the security before its anticipated recovery, the Bank does not consider these investments to be other-than-temporarily impaired at March 31, 2009 and December 31, 2008.

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

Other-than-Temporary Impairment Analysis on Private Label MBS Held-to-Maturity Securities. The Bank evaluates its individual held-to-maturity investment securities holdings for other-than-temporary impairment on at least a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an other-than-temporary impairment in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, the Bank performs analysis to determine if any of these securities are at risk for other-than-temporary impairment. To determine which individual securities are at risk for other-than-temporary impairment and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Bank uses indicators, or “screens” which consider various characteristics of each security including, but not limited to, the following: the credit rating; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as, delinquency rates, security’s performance and a ratio of credit enhancement to expected losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

As a result of this security-level review, the Bank identifies individual securities which should be subjected to a detailed cash flow analysis to determine the cash flows that are likely to be collected. Beginning in the first quarter of 2009, to ensure consistency in determination of the other-than-temporary impairment for investment securities among all FHLBanks, the FHLBanks used the same key modeling assumptions for purposes of their cash flow analysis. At-risk securities are evaluated by estimating projected cash flows that an FHLBank is likely to collect based on a careful assessment of all available information about each individual security, the structure of the security and certain assumptions, such as the remaining payment terms of the security, prepayment speeds, default rates, loss severity on the collateral supporting an FHLBank’s security, based on underlying loan level borrower and loan characteristics, expected housing price changes and interest rate assumptions, to determine whether the FHLBank will recover the entire amortized cost basis of the security. A significant input to such analysis is the forecast of housing price changes for the relevant states and metropolitan statistical areas, which are based on an assessment of the relevant housing market. In response to the ongoing deterioration in housing prices, credit market stress, and weakness in the U.S. economy in the first quarter of 2009, which continued to affect the credit quality of the collateral, the FHLBanks modified certain assumptions in their cash flow analysis to reflect more extreme loss severities and more moderate rates of housing price recovery than the FHLBanks used in their analysis as of January 1, 2009 (cumulative effect transition adjustment). The continuing severe lack of liquidity in the MBS market also adversely affected the valuation of MBS. The loan level cash flows and losses are allocated to various security classes, including the security classes owned by each FHLBank, based on the cash flow and loss allocation rules of the individual security. In performing a detailed cash flow analysis, an FHLBank identifies its best estimate of the cash flows expected to be collected. If this estimate results in a present value of expected cash flows that is less

Notes to Financial Statements (continued)

than the amortized cost basis of a security (that is, a credit loss exists), an other-than-temporary impairment is considered to have occurred. Absent the intent or requirement to sell a security, if there is no credit loss, any impairment is not other-than-temporary.

As a result of its evaluations, at March 31, 2009, the Bank recognized other-than-temporary impairment losses related to MBS instruments in its held-to-maturity portfolio, as further described in this footnote. The Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. These securities included six securities that had previously been identified as other-than-temporarily impaired in 2008 and ten securities that were identified as other-than-temporarily impaired in the first quarter of 2009. The Bank recorded an additional credit impairment of $14.7 million. An additional noncredit impairment of $129 thousand related to all other factors was also recorded in the first quarter of 2009 on the six previously impaired private label MBS. For the ten newly identified private label MBS with other-than-temporary impairment, the Bank recorded an impairment of $15.8 million related to credit loss and an impairment of $294.2 million related to all other factors. The Bank does not intend to sell these securities and it is not more likely than not that the Bank will be required to sell these securities before its anticipated recovery of each security’s remaining amortized cost basis.

The Bank recognized total other-than-temporary impairment charges of $30.5 million in the first quarter of 2009 related to the credit losses on MBS instruments in their held-to-maturity portfolios, which are reported in the Combined Statement of Income as a part of the “Net other-than-temporary impairment losses,” and the impairment related to noncredit portion of $294.3 million, which was reflected in the Combined Statement of Condition as the net noncredit portion of impairment losses on held-to-maturity securities in accumulated other comprehensive income (loss). The other-than-temporary impairment recognized in accumulated other comprehensive income (loss) related to held-to-maturity securities is accreted to the carrying value of each security on a prospective basis, over the remaining life of each security. That accretion increases the carrying value of each security and continues until this security is sold or matures, or there is an additional other-than-temporary impairment that is recognized in earnings.

					For the Three Months Ended
	At March 31, 2009				March 31, 2009
					OTTI	OTTI
	Unpaid		Net		Related to	Related to	Total
	Principal	Amortized	Unrealized		Credit	Noncredit	OTTI
(in thousands)	Balance	Cost	Gains/Losses	Fair Value	Loss	Loss	Losses
Other-than-temporarily impaired held-to-maturity securities:
Private label residential MBS:
- Prime	$196,021	$191,459	$(59,717)	$131,742	$1,291	$32,849	$34,140
- Alt-A	1,132,863	1,090,107	(468,964)	621,143	29,169	261,499	290,668

Total other-than-temporarily impaired held-to-maturity securities	$1,328,884	$1,281,566	$(528,681)	$752,885	$30,460	$294,348	$324,808

Held-to-maturity MBS not other-than-temporarily impaired		9,306,568	(1,686,871)	7,619,697

Total held-to-maturity MBS		$10,588,134	$(2,215,552)	$8,372,582

All other held-to maturity		1,087,639	(36,606)	1,051,033

Total held-to-maturity securities		$11,675,773	$(2,252,158)	$9,423,615

Notes to Financial Statements (continued)

The following table presents the rollforward of the amounts related to credit losses recognized into earnings for which a portion of the other-than-temporary impairment charges was recognized into accumulated other comprehensive income (loss).

For the Three Months
(in thousands)	Ended March 31, 2009
Balance as of January 1, 2009(1)	$10,039
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	15,733
Additional other-than-temporary impairment credit losses for which an other-than-temporary impairment charge was previously recognized	14,727

Balance as of March 31, 2009	$40,499

Note:

(1)	The Bank adopted FSP 115-2 as of January 1, 2009 and recognized the cumulative effect of initially applying FSP 115-2, totaling $253.1 million for held-to-maturity securities, as an adjustment to retained earnings at January 1, 2009, with a corresponding offsetting adjustment to accumulated other comprehensive income (loss).

The remainder of the held-to-maturity securities portfolio experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank does not intend to sell these nor is it more likely than not the Bank would be required to sell the security before its anticipated recovery.

Because there is a continuing risk that further declines in the fair value of the Bank’s private label MBS may occur and that the Bank may record additional material other-than-temporary impairment charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase or redeem capital stock could be adversely affected. For additional information about the Bank’s investment portfolios and other-than-temporary impairment charges associated with the Bank’s private label MBS, see the Credit and Counterparty Risk – Investments discussion in the “Risk Management” section of Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

Redemption Terms.  The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2009			December 31, 2008
(in thousands)	Amortized	Carrying	Estimated	Amortized	Carrying	Estimated
Year of Maturity	Cost	Value	Fair Value	Cost	Value	Fair Value
Due in one year or less	$99,798	$99,798	$100,303	$2,800,000	$2,800,000	$2,804,536
Due after one year through five years	385,615	385,615	395,650	885,059	885,059	899,260
Due after five years through ten years	100,714	100,714	102,796	105,209	105,209	106,170
Due after ten years	501,512	501,512	452,284	501,515	501,515	440,555

	1,087,639	1,087,639	1,051,033	4,291,783	4,291,783	4,250,521
MBS	10,588,134	10,047,829	8,372,582	10,626,262	10,626,262	8,574,820

Total	$11,675,773	$11,135,468	$9,423,615	$14,918,045	$14,918,045	$12,825,341

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $115.7 million and $343.5 million at March 31, 2009 and December 31, 2008, respectively. This was the result of the other-than-temporary impairment charges taken on certain held-to-maturity securities as discussed above.

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest rate payment terms for held-to-maturity securities at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
(in thousands)	2009	2008
Amortized cost of held-to-maturity securities other than MBS:
Fixed-rate	$611,581	$3,815,779
Variable-rate	476,058	476,004

	1,087,639	4,291,783
Amortized cost of held-to-maturity MBS:
Pass through securities:
Fixed-rate	4,264,394	4,552,525
Variable-rate	980,256	581,359
Collateralized mortgage obligations:
Fixed-rate	4,927,719	5,057,353
Variable-rate	415,765	435,025

	10,588,134	10,626,262

Total held-to-maturity securities	$11,675,773	$14,918,045

Realized Gains and Losses.  There were no sales of held-to-maturity securities and, therefore, no realized gains or losses on sales for the three months ended March 31, 2009 and 2008. All realized losses on held-to-maturity securities reported on the Statement of Operations represent the other-than-temporary impairment charges recorded as of March 31, 2009.

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

Notes to Financial Statements (continued)

Note 6 – Loans to Members

Redemption Terms.  At March 31, 2009, the Bank had loans to members outstanding including AHP loans at interest rates ranging from 0% to 8.56% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.50%.

	March 31, 2009		December 31, 2008
(dollars in thousands)
		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in 1 year or less	$16,550,694	2.72%	$22,032,873	2.46%
Due after 1 year through 2 years	12,973,089	3.80%	12,337,582	4.47%
Due after 2 years through 3 years	2,965,595	3.46%	5,504,010	3.64%
Due after 3 years through 4 years	4,999,888	4.25%	4,916,316	3.68%
Due after 4 years through 5 years	2,275,035	3.73%	4,099,048	3.79%
Due after 5 years through 6 years	1,735,555	4.99%	1,550,681	5.00%
Thereafter	8,521,424	5.29%	9,124,890	5.22%

Total par value	50,021,280	3.76%	59,565,400	3.66%

Discount on AHP loans to members	(1,050)		(1,097)
Deferred prepayment fees	(86)		(102)
SFAS 133 hedging adjustments	2,240,204		2,589,240

Total book value	$52,260,348		$62,153,441

Index amortizing loans require repayment according to predetermined amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index amortizing loan to member extends (contracts).

The Bank offers loans to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At March 31, 2009 and December 31, 2008, the Bank had returnable loans of $3.5 billion and $3.6 billion, respectively. The following table summarizes loans to members by year of contractual maturity or next call date for returnable loans to members.

(in thousands)	March 31,	December 31,
Year of Contractual Maturity or Next Call Date	2009	2008
Due in 1 year or less	$20,015,694	$25,607,873
Due after 1 year through 2 years	12,633,089	12,147,582
Due after 2 years through 3 years	2,965,595	5,349,010
Due after 3 years through 4 years	4,232,888	4,514,316
Due after 4 years through 5 years	1,817,035	3,224,048
Due after 5 years through 6 years	1,398,555	1,457,681
Thereafter	6,958,424	7,264,890

Total par value	$50,021,280	$59,565,400

Notes to Financial Statements (continued)

The Bank also offers convertible loans.  With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At both March 31, 2009 and December 31, 2008, the Bank had convertible loans outstanding of $7.4 billion. The following table summarizes loans to members by year of contractual maturity or next convertible date for convertible loans.

(in thousands)	March 31,	December 31,
Year of Contractual Maturity or Next Convertible Date	2009	2008
Due in 1 year or less	$22,667,394	$28,169,793
Due after 1 year through 2 years	11,776,739	11,368,362
Due after 2 years through 3 years	2,652,495	5,084,560
Due after 3 years through 4 years	3,837,888	4,156,316
Due after 4 years through 5 years	2,128,035	3,424,048
Due after 5 years through 6 years	1,364,305	1,289,431
Thereafter	5,594,424	6,072,890

Total par value	$50,021,280	$59,565,400

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

The Bank’s potential credit risk from loans to members is concentrated in commercial banks and thrift institutions. As of March 31, 2009, the Bank had loans to members of $33.0 billion outstanding to the five largest borrowers, which represented 65.9% of total loans outstanding. Of these five, three each had outstanding loan balances in excess of 10% of the total portfolio at March 31, 2009. As of December 31, 2008, the Bank had loans to members of $37.6 billion outstanding to the five largest borrowers, which represented 63.2% of total loans outstanding. Of these five, three each had outstanding loan balances in excess of 10% of the total portfolio at December 31, 2008. The Bank held sufficient collateral to secure loans to members and the Bank does not expect to incur any losses on these loans. See Note 11 for further information on transactions with related parties.

Interest Rate Payment Terms.  The following table details interest rate payment terms for loans to members.

	March 31,	December 31,
(in thousands)	2009	2008
Fixed rate – overnight	$283,962	$2,269,643
Fixed rate – term:
Due in 1 year or less	15,935,600	19,435,466
Thereafter	27,772,184	30,627,579
Variable-rate:
Due in 1 year or less	331,131	327,763
Thereafter	5,698,403	6,904,949

Total par value	$50,021,280	$59,565,400

Notes to Financial Statements (continued)

Note 7 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans which it purchases from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby the Bank’s members originate, service, and credit enhance residential mortgage loans that are then sold to the Bank. The Bank has historically sold participation interests in some of its MPF Program loans to other FHLBanks and purchased participation interests from other FHLBanks. See Note 11 for further information regarding transactions with related parties.

The following table presents information as of March 31, 2009 and December 31, 2008 on mortgage loans held for portfolio.

	March 31,	December 31,
(in thousands)	2009	2008
Fixed medium-term single-family mortgages (1)	$1,020,787	$1,067,503
Fixed long-term single-family mortgages (1)	4,856,579	5,049,825

Total par value	$5,877,366	$6,117,328

Premiums	57,183	60,596
Discounts	(21,559)	(22,375)
SFAS 133 hedging adjustments	14,969	14,018

Total mortgage loans held for portfolio	$5,927,959	$6,169,567

Note:

(1) Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity.

	March 31,	December 31,
(in thousands)	2009	2008
Government-guaranteed/insured loans	$433,241	$449,416
Conventional loans	5,444,125	5,667,912

Total par value	$5,877,366	$6,117,328

Year of maturity
Due within one year	$20	$21
Due after one year through five years	4,543	4,313
Due after five years	5,872,803	6,112,994

Total par value	$5,877,366	$6,117,328

Note 8 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and liabilities.

Consistent with Finance Agency policy, the Bank enters into derivatives to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulation and the Bank’s risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The Bank may only use derivatives to reduce funding costs for consolidated obligations and to manage interest-rate risk, mortgage prepayment risk and foreign currency risk

Notes to Financial Statements (continued)

positions. Interest-rate exchange agreements (also referred to as derivatives) are an integral part of the Bank’s financial management strategy.

The most common ways in which the Bank uses derivatives are to:

•	reduce the interest-rate sensitivity and repricing gaps of assets, liabilities, and interest-rate exchange agreements;

•	reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

•	preserve a favorable interest-rate spread between the yield of an asset (e.g., a loan to member) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the loan to member). Without the use of derivatives, this interest-rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the bond;

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., loans to members or mortgage assets) and liabilities;

•	protect the value of existing asset or liability positions or of anticipated transactions;

•	manage embedded options in assets and liabilities; and

•	as part of its overall asset/liability management.

Types of Interest-Rate Exchange Agreements.  The Bank’s risk management policy establishes guidelines for its use of interest-rate exchange agreements. The Bank can use the following instruments to manage exposure to interest rate risks inherent in the normal course of the Bank’s business lending, investment, and funding activities and to reduce funding costs:

•	interest-rate swaps;

•	interest-rate swaptions; and

•	interest-rate caps or floors;

The goal of the Bank’s interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. One strategy the Bank uses to manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with their associated interest rate derivatives limit the Bank’s risk exposure. The Bank may use interest rate derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as loans to members, MPF loans, MBS, and consolidated obligations) to achieve risk management objectives.

Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate index for the same period of time. The variable rate received by the Bank in most interest-rate exchange agreements is LIBOR.

Swaptions. A swaption is an option on a swap that gives the buyer the right to enter into a specified interest-rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank when it is planning to lend or borrow funds in the future against future interest rate changes. From time to time, the Bank purchases both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

Interest-Rate Caps and Floors. In a cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold (or “cap”) price. In a floor agreement, a cash flow is generated if

Notes to Financial Statements (continued)

the price or rate of an underlying variable falls below a certain threshold (or “floor”) price. Caps may be used in conjunction with liabilities and floors may be used in conjunction with assets. Caps and floors are designed as protection against the interest rate on a variable-rate asset or liability rising above or falling below a certain level.

Application of Interest-Rate Exchange Agreements. General. The Bank uses these derivatives to adjust the effective maturity, repricing frequency or option characteristics of financial instruments in order to achieve their risk management and funding objectives to reduce identified interest rate risks inherent in the normal course of business. Derivative financial instruments are used by the Bank in three ways:

•	by designating them as a fair-value or cash-flow hedge of an associated financial instrument, a firm commitment or an anticipated transaction;

•	in asset/liability management (i.e., non-SFAS 133 “economic” hedges); or

•	by acting as an intermediary.

The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

Bank management uses derivatives when they are considered to be the most cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges).

Types of Assets and Liabilities Hedged.  The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to (1) assets and liabilities on the statement of condition, (2) firm commitments, or (3) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and at least quarterly) whether the derivatives that it uses in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

Consolidated Obligations.  While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. To date, no FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank. The Bank enters into derivatives to hedge the interest rate risk associated with its specific debt issuances. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the interest-rate exchange agreement with the cash outflow on the consolidated obligation.

For instance, in a typical transaction, fixed-rate consolidated obligations are issued for the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows designed to mirror, in timing and amount, the cash outflows that the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate loans to members (typically one- or three-month LIBOR). The fixed rate consolidated obligation and matching derivative are treated as fair-value hedges under SFAS 133. The Bank may issue variable-rate consolidated obligation–bonds indexed to LIBOR, the U.S. Prime rate, or federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable rate debt.

This strategy of issuing bonds while simultaneously entering into interest rate exchange agreements enables the Bank to offer a wider range of attractively priced loans to members and may allow the Bank to reduce its funding costs. The continued attractiveness of such debt depends on yield relationships between the bond and interest rate exchange markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds that it issues. By acting in both the capital and the swap markets, the Bank can generally raise funds at lower costs than through the issuance of simple fixed- or variable-rate consolidated obligations in the capital markets alone.

Notes to Financial Statements (continued)

Loans to Members.  The Bank offers a wide array of loans to members structures to meet members’ funding needs. These loans to members may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of loans to members in order to more closely match the characteristics of the funding liabilities. In general, whenever a member executes a fixed-rate loan to member or a variable-rate loan to member with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the loan to member. For example, the Bank may hedge a fixed-rate loan to member with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate loans to members to a variable-rate advance. This type of hedge is treated as a fair-value hedge under SFAS 133.

When issuing convertible loans to members, the Bank may purchase put options from a member that allow the FHLBank to convert the loan from a fixed rate to a variable rate if interest rates increase. A convertible loan to member carries an interest rate lower than a comparable-maturity fixed-rate loan to member that does not have the conversion feature. With a putable loan to member, the Bank effectively purchases a put option from the member that allows the Bank to put or extinguish the fixed-rate loan to member, which the Bank normally would exercise when interest rates increase, and the borrower may elect to enter into a new loan. The Bank may hedge these loans to members by entering into a cancelable interest-rate exchange agreement.

Mortgage Loans.  The Bank invests in fixed-rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest-rate and prepayment risks associated with mortgages through a combination of debt issuance and derivatives. The Bank issues both callable and noncallable debt and prepayment linked consolidated obligations to achieve cash flow patterns and liability durations similar to those expected on the mortgage loans.

The Bank may also purchase interest-rate caps and floors, swaptions, and callable swaps to minimize the prepayment risk embedded in the mortgage loans. Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive either fair-value or cash-flow hedge accounting. The derivatives are marked-to-market through earnings.

Firm Commitment Strategies.  In accordance with SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), certain mortgage purchase commitments are considered derivatives. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

The Bank may also hedge a firm commitment for a forward starting loan to member through the use of an interest-rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent loan to member. Because the firm commitment ends at the same exact time that the loan to member is settled, the basis movement associated with the firm commitment is effectively rolled into the basis of the advance.

Investments.  The Bank primarily invests in U.S. agency obligations, mortgage-backed securities, and the taxable portion of state or local housing finance agency obligations, which may be classified as held-to-maturity, available-for-sale or trading securities. The interest-rate and prepayment risks associated with these investment securities is managed through a combination of debt issuance and from time to time, derivatives. The Bank may manage the prepayment and interest rate risks by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The Bank may manage duration risk by funding investment securities with consolidated obligations that contain call features. The Bank may also manage the risk arising from changing market prices and volatility of investment securities by matching the cash outflow on the interest-rate exchange agreements with the cash inflow on the investment securities. The derivatives held by the Bank that may be associated with trading securities, carried at fair value, and held-to-maturity securities, carried at amortized cost, are designated as economic hedges. The changes in fair values of these derivatives are recorded in current-period earnings.

Notes to Financial Statements (continued)

Anticipated Debt Issuance.  The Bank may enter into interest-rate swaps for the anticipated issuance of fixed-rate consolidated obligations–bonds to lock in the cost of funding. The interest-rate swap is terminated upon issuance of the fixed-rate consolidated obligations–bond, with the realized gain or loss on the interest-rate swap recorded in other comprehensive income (loss). Realized gains and losses reported in accumulated other comprehensive income (loss) are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed rate consolidated obligations–bonds.

Intermediation.  To meet the asset/liability management needs of their members, the Bank may enter into interest-rate exchange agreements with their members and offsetting interest-rate exchange agreements with other counterparties. Under these agreements, the Bank acts as an intermediary between members and other counterparties. This intermediation grants smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive SFAS 133 hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank.

Managing Credit Risk on Derivatives.  The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and regulations. The recent deterioration in the credit/financial markets has heightened the Bank’s awareness to derivative default risk. In response, the Bank has created a task force which has worked toward lessening this risk by (1) attempting to negotiate revised ISDA standards, when necessary, that should help to mitigate losses in the event of a counterparty default and (2) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts. The Bank’s ISDAs typically require segregation of the Bank’s collateral posted with the counterparty and do not permit rehypothecation.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is defined as the estimated cost of replacing interest-rate swaps, forward interest-rate agreements, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the Bank.

At March 31, 2009 and December 31, 2008, the Banks’ maximum credit risk, as defined above, was approximately $55.4 million and $38.7 million. These totals include $17.5 million and $10.2 million of net accrued interest receivable. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $31.9 million and $9.8 million as collateral at March 31, 2009 and December 31, 2008, respectively. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Banks’ derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at March 31, 2009 was $1.7 billion for which the Bank has posted cash and securities collateral of approximately $1.25 billion in the normal course of business. If the Banks’ credit ratings had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $346.3 million of collateral to its derivative counterparties at March 31, 2009. However, none of the Banks’ credit ratings have changed during the previous 12 months.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 13 discusses assets pledged

Notes to Financial Statements (continued)

by the Bank to these counterparties. The Bank is not a derivative dealer and thus does not trade derivatives for short-term profit.

Financial Statement Effect and Additional Financial Information.  Derivative Notional Amounts.  The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flows received and paid.

The notional amount of derivatives represents neither the actual amounts exchanged nor the overall exposure of the Bank to credit and market risk. The overall amount that could potentially be subject to credit loss is much smaller. Notional values are not meaningful measures of the risks associated with derivatives. The risks of derivatives can be measured meaningfully on a portfolio basis. This measurement must take into account the derivatives, the item being hedged and any offsets between the two.

The following tables summarize the notional and fair value of derivative instruments as of March 31, 2009 and December 31, 2008. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	March 31, 2009
	Notional
	Amount of	Derivative	Derivative
(in thousands)	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	$57,559,305	$765,640	$2,399,002

Total derivatives in SFAS 133 hedging relationships	$57,559,305	$765,640	$2,399,002

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps	$540,928	$80	$4,416
Interest rate caps or floors	225,000	2,010	-
Mortgage delivery commitments	31,738	457	1

Total derivatives not designated as hedging instruments under SFAS 133	$797,666	$2,547	$4,417

Total derivatives before netting and collateral adjustments	$58,356,971	$768,187	$2,403,419

Netting adjustments		(712,810)	(712,810)
Cash collateral and related accrued interest		(31,915)	(828,607)

Total collateral and netting adjustments (1)		$(744,725)	$(1,541,417)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$23,462	$862,002

Notes to Financial Statements (continued)

	December 31, 2008
	Notional
	Amount of	Derivative	Derivative
(in thousands)	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	$57,813,315	$907,940	$2,655,150

Total derivatives in SFAS 133 hedging relationships	$57,813,315	$907,940	$2,655,150

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps	$553,836	$155	$5,704
Interest rate caps or floors	225,000	3,379	-
Mortgage delivery commitments	31,206	427	1

Total derivatives not designated as hedging instruments under SFAS 133	$810,042	$3,961	$5,705

Total derivatives before netting and collateral adjustments	$58,623,357	$911,901	$2,660,855

Netting adjustments		(873,183)	(873,183)
Cash collateral and related accrued interest		(9,830)	(1,432,658)

Total collateral and netting adjustments (1)		$(883,013)	$(2,305,841)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$28,888	$355,014

Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statement of income.

	For the Three Months Ended
	March 31, 2009	March 31, 2008
(in thousands)	Gain (Loss)	Gain (Loss)
Derivatives and hedged items in SFAS 133 fair value hedging relationships
Interest rate swaps	$(1,796)	$5,955

Total net gain (loss) related to fair value hedge ineffectiveness	$(1,796)	$5,955

Derivatives not designated as hedging instruments under SFAS 133
Economic hedges
Interest rate swaps	$1,445	$(1,354)
Interest rate swaptions	-	(12)
Interest rate caps or floors	(1,341)	(280)
Net interest settlements	(1,497)	(230)
Mortgage delivery commitments	1,852	94
Intermediary transactions
Interest rate swaps	-	(1)
Other	135	172

Total net gain (loss) related to derivatives not designated as hedging instruments under SFAS 133	$594	$(1,611)

Net gains (losses) on derivatives and hedging activities	$(1,202)	$4,344

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the quarter ended March 31, 2009.

				Effect of
			Net Fair	Derivatives on
	Gain/(Loss) on	Gain/(Loss) on	Value Hedge	Net Interest
(in thousands)	Derivative	Hedged Item	Ineffectiveness	Income(1)
Hedged item type:
Loans to members	$323,901	$(343,084)	$(19,183)	$(251,567)
Consolidated obligations - bonds	(70,374)	87,761	17,387	107,818

Total	$253,527	$(255,323)	$ (1,796)	$(143,749)

Note:

(1)	Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

Notes to Financial Statements (continued)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the quarter ended March 31, 2008.

				Effect of
			Net Fair Value	Derivatives on
	Gain/(Loss) on	Gain/(Loss) on	Hedge	Net Interest
(in thousands)	Derivative	Hedged Item	Ineffectiveness	Income(1)
Hedged item type:
Loans to members	$(1,061,550)	$1,061,816	$266	$(51,365)
Consolidated obligations - bonds	371,661	(365,972)	5,689	39,025

Total	$(689,889)	$695,844	$5,955	$(12,340)

Note:

(1)	Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during the quarters ended March 31, 2009 and 2008. The effects of previously terminated cash flow hedges are presented in the tables below.

The Effect of Cash Flow Hedge Related Derivative Instruments for the Quarter Ended March 31, 2009

Amount of Gain
or (Loss)
Recognized in Net
Gains (Losses) on
			Amount of	Derivatives and
		Location of Gain	Gain or (Loss)	Hedging
	Amount of Gain	or (Loss)	Reclassified	Activities
	or (Loss)	Reclassified	from	(Ineffective
	Recognized in	from	Accumulated	Portion and
	OCI on	Accumulated	OCI into	Amount Excluded
	Derivative	OCI into Income	Income	from
	(Effective	(Effective	(Effective	Effectiveness
(in thousands)	Portion)	Portion)	Portion)	Testing)
Derivatives and hedged items in SFAS 133 cash flow hedging relationships
Interest Expense Consolidated
Interest rate swaps	$-	Obligation Bonds	$(114)	$-

Total	$-		$(114)	$-

Notes to Financial Statements (continued)

The Effect of Cash Flow Hedge Related Derivative Instruments for the Quarter Ended March 31, 2008

Amount of Gain or
(Loss) Recognized
in Net Gains
			Amount of Gain	(Losses) on
		Location of Gain	or (Loss)	Derivatives and
		or (Loss)	Reclassified	Hedging Activities
	Amount of Gain or	Reclassified from	from	(Ineffective
	(Loss) Recognized	Accumulated	Accumulated	Portion and
	in OCI on	OCI into income	OCI into Income	Amount Excluded
	Derivative	(Effective	(Effective	from Effectiveness
(in thousands)	(Effective Portion)	Portion)	Portion)	Testing)
Derivatives and hedged items in SFAS 133 cash flow hedging relationships
Interest Expense Consolidated
Interest rate swaps	$-	Obligation Bonds	$(1,655)	$-

Total	$-		$(1,655)	$-

Note 9 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 15 to the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

The following table details interest rate payment terms for consolidated obligation bonds as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
(in thousands)	2009	2008
Par value of consolidated bonds:
Fixed-rate	$44,747,641	$43,003,621
Step-up	155,000	470,000
Floating-rate	16,180,000	16,615,000
Zero coupon	900,000	1,728,000
Range bonds	-	210,000
Conversion bonds:
Fixed to floating	-	15,000
Floating to fixed	15,000	25,000

Total par value	$61,997,641	$62,066,621

Bond premiums	31,384	36,142
Bond discounts	(716,682)	(1,312,533)
SFAS 133 hedging adjustments	518,900	608,457

Total book value	$61,831,243	$61,398,687

Notes to Financial Statements (continued)

Maturity Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2009 and December 31, 2008.

(dollars in thousands)	March 31, 2009		December 31, 2008
		Weighted Average		Weighted Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in 1 year or less	$31,670,100	1.81%	$27,669,100	3.04%
Due after 1 year through 2 years	7,270,000	2.92%	6,663,000	3.97%
Due after 2 years through 3 years	3,525,000	4.06%	4,723,000	3.95%
Due after 3 years through 4 years	4,761,000	4.60%	4,415,000	4.84%
Due after 4 years through 5 years	2,925,000	4.70%	4,017,000	4.56%
Thereafter	6,961,500	4.35%	9,496,500	4.11%
Index amortizing notes	4,885,041	4.98%	5,083,021	4.98%

Total par value	$61,997,641	2.95%	$62,066,621	3.76%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
(in thousands)	2009	2008
Par value of consolidated bonds:
Noncallable	$51,721,141	$47,755,121
Callable	10,276,500	14,311,500

Total par value	$61,997,641	$62,066,621

The following table summarizes consolidated obligation bonds outstanding by year of contractual maturity or next call date as of March 31, 2009 and December 31, 2008.

(in thousands)
	March 31,	December 31,
Year of Contractual Maturity or Next Call Date	2009	2008
Due in 1 year or less	$39,081,100	$37,683,100
Due after 1 year through 2 years	9,140,000	9,610,000
Due after 2 years through 3 years	2,359,000	3,424,000
Due after 3 years through 4 years	2,330,000	1,865,000
Due after 4 years through 5 years	1,666,000	1,865,000
Thereafter	2,536,500	2,536,500
Index amortizing notes	4,885,041	5,083,021

Total par value	$61,997,641	$62,066,621

Consolidated Discount Notes.  Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s participation in consolidated discount notes, all of which are due within one year, as of March 31, 2009 and December 31, 2008.

	March 31,	December 31,
(dollars in thousands)	2009	2008
Book value	$14,381,845	$22,864,284
Par value	14,385,777	$22,883,813
Weighted average interest rate	0.27%	0.90%

See Note 13 for discussion regarding the Bank’s Lending Agreement with the U.S. Treasury.

Notes to Financial Statements (continued)

Note 10 – Capital

The following table demonstrates the Bank’s compliance with its regulatory capital requirements at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$4,054,013	$4,410,035	$3,923,143	$4,156,856
Total capital-to-asset ratio	4.0%	5.3%	4.0%	4.6%
Total regulatory capital	$3,331,795	$4,410,439	$3,632,237	$4,170,882
Leverage ratio	5.0%	7.9%	5.0%	6.9%
Leverage capital	$4,164,743	$6,615,457	$4,540,296	$6,249,310

Capital Concentrations.  The following table presents member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of March 31, 2009 and December 31, 2008.

(dollars in thousands)	March 31, 2009		December 31, 2008
		Percent of		Percent of
Member	Capital Stock	Total	Capital Stock	Total
Sovereign Bank, Reading PA	$644,438	16.1	$644,438	16.2
Ally Bank, Midvale UT(1)	496,090	12.4	496,090	12.4
ING Bank, FSB, Wilmington, DE	478,637	11.9	478,637	12.0
PNC Bank, N.A.	442,417	11.0	442,417	11.1
Note:

(1)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.

The Bank suspended excess capital stock repurchases in December 2008; therefore, the capital stock balances for the members presented above did not decline from December 31, 2008 to March 31, 2009. In addition, the members noted above did not increase their borrowings with the Bank during the first quarter 2009, and therefore, additional stock purchases were not required.

At March 31, 2009 and December 31, 2008, the Bank had $8.0 million and $4.7 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the three months ended March 31, 2009, the Bank did not pay any dividends on mandatorily redeemable capital stock. For the three months ended March 31, 2008, dividends on mandatorily redeemable capital stock in the amount of $49 thousand were recorded as interest expense.

As of March 31, 2009, the total mandatorily redeemable capital stock reflected combined balances for six institutions. One institution was in receivership and one had notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. In addition, one institution’s charter was dissolved, and it was merged into a nonmember. One institution was taken over by the FDIC, and its charter was dissolved. The remaining two institutions were merged out of district and are considered nonmembers. These redemptions were not

Notes to Financial Statements (continued)

complete as of March 31, 2009. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption.

	March 31,	December 31,
(in thousands)	2009	2008
Due in 1 year or less	$4	$667
Due after 1 year through 2 years	3,249	3,899
Due after 2 years through 3 years	14	11
Due after 3 years through 4 years	3	6
Due after 4 years through 5 years	4,738	94
Thereafter	7	7

Total	$8,015	$4,684

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a nonmember (former member that withdrew from membership, merged into a nonmember or was otherwise acquired by a nonmember).

Effective December 23, 2008, repurchases of excess capital stock have been suspended until further notice. The Bank’s repurchases of capital stock related to out-of-district mergers were immaterial for the three months ended March 31, 2008.

The following table provides the number of stockholders and the related dollar amounts for activities recorded in mandatorily redeemable stock for the three months ended March 31, 2009 and 2008.

	2009		2008
	Number of		Number of
(in thousands)	Stockholders	Amount	Stockholders	Amount
Balance, beginning of the year	5	$4,684	3	$3,929
Capital stock subject to mandatory redemption reclassified from equity due to withdrawals, net	1	3,331	-	-
Redemption of manditorily redeemable capital stock due to withdrawal	-	-	-	-

Balance, end of the period	6	$8,015	3	$3,929

Additional discussions regarding mandatorily redeemable stock, members’ capital requirements and the restrictions on capital stock redemption can be found in Note 18 of the footnotes to the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

Dividends, Retained Earnings and Accumulated Other Comprehensive Income (Loss). At March 31, 2009, retained earnings stood at $402.8 million, representing an increase of $232.3 million, or 136.2%, from December 31, 2008. This increase is primarily due to the early adoption of FSP 115-2 effective January 1, 2009. This adoption resulted in a $255.9 million increase in retained earnings as a result of a cumulative effect adjustment as of January 1, 2009. Additional information regarding FSP 115-2 is available in Note 2 to the unaudited financial statements in this report filed on Form 10-Q.

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

Notes to Financial Statements (continued)

All dividend payments are subject to Board approval. Dividends may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. In September 2008, the Bank revised its retained earnings policy and added a new capital adequacy metric, including a floor and target for this metric and a requirement to establish an implementation plan to reach the target and restrict dividend payments during the period the plan is in place. As announced on December 23, 2008, the Bank has suspended dividend payments until further notice.

The following table summarizes the changes in accumulated other comprehensive income (loss) for the periods indicated:

	Net		Noncredit	Net
	Unrealized	Noncredit	OTTI	Unrealized	Pension and
	Losses on	OTTI Losses	Losses on	Losses on	Post
	Available-	on Available-	Held-to-	Hedging	Retirement
(in thousands)	for-Sale	for-Sale	Maturity	Activities	Plans	Total
Balance, December 31, 2007	$(1,921)	$-	$-	$(2,916)	$(1,467)	$(6,304)
Net unrealized gain (loss)	(4,253)	-	-	-		(4,253)
Reclassification adjustment for losses included in net income	-	-	-	1,648		1,648
Other	-	-	-	-	32	32

Net change	(4,253)	-	-	1,648	32	(2,573)

Balance, March 31, 2008	$(6,174)	$-	$-	$(1,268)	$(1,435)	$(8.877)

Balance, December 31, 2008	(14,543)	$-	$-	$(885)	$(1,877)	$(17,305)
Cumulative effect of adjustments to opening balance relating to FSP 115-2	-	(2,842)	(253,119)	-	-	(255,961)
Net unrealized gain (loss)	(342)	477	-	-	-	135
Noncredit component of other-than-temporarily impaired securities	-	-	(294,348)	-	-	(294,348)
Accretion of noncredit portion of impairment losses	-	-	7,162	-	-	7,162
Reclassification adjustment for losses included in net income	-	-	-	106	-	106
Other	-	-	-	-	36	36

Net change excluding cumulative effect adjustment	(342)	477	(287,186)	106	36	$(286,909)

Balance, March 31, 2009	$(14,885)	$(2,365)	$(540,305)	$(779)	$(1,841)	$(560,175)

Notes to Financial Statements (continued)

Note 11 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	March 31,	December 31,
(in thousands)	2009	2008
Investments(1)	$427,485	$427,485
Loans to members	32,255,681	34,505,362
Deposits	35,708	15,354
Capital stock	2,139,241	2,260,791
MPF loans	158,153	123,670

The following table includes the MPF activity of the related party members.

	Three Months Ended March 31,
(in thousands)	2009	2008
Total MPF loan volume purchased	$5,765	$2,357

The following table summarizes the Statement of Operations effects corresponding to the above related party member balances.

	Three Months Ended March 31,
(in thousands)	2009	2008
Interest income on investments(1)	$3,016	$2,751
Interest income on loans to members	362,497	507,773
Interest expense on deposits	5	435
Interest income on MPF loans	2,236	1,795
Note:

(1)	Reflects balances related to the Bank’s investment in Pennsylvania Housing Finance Agency (PHFA), of which one of the Bank’s elected Independent Directors is the CEO.

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three Months Ended March 31,
(in thousands)	2009	2008
Servicing fee expense	$130	$62
Interest income on MPF deposits	1	31

	March 31,	December 31,
(in thousands)	2009	2008
Interest-earning deposits maintained with FHLBank of Chicago	$2,140	$2,393

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The following table includes gross amounts transacted under these arrangements for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
(in millions)	2009	2008
Borrowed from other FHLBanks	$-	$4.7
Repaid to other FHLBanks	-	4.7
Loaned to other FHLBanks	-	-
Repaid by other FHLBanks	-	0.5

Notes to Financial Statements (continued)

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three months ended March 31, 2009, there were no transfers of debt between the Bank and another FHLBank. During the three months ended March 31, 2008, the Bank assumed the debt of other FHLBanks having a total par value of $300 million and total fair value of $314 million.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2009 and 2008. Additional discussions regarding related party transactions including the definition of related parties can be found in Note 20 of the footnotes to the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

Note 12 – Estimated Fair Values

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

The Bank records trading securities, available-for-sale securities and derivatives at fair value. According to SFAS 157, fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, (i.e., an exit price) in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, the Bank is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the Bank would transact in that market.

Fair Value Hierarchy. SFAS 157 established a fair value hierarchy to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement. SFAS 157 clarifies fair value in terms of the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, the Bank must determine the unit of account (i.e., item being measured for financial statement purposes), highest and best use, principal market, and market participants. These determinations allow the Bank to define the inputs for fair value and level within the fair value hierarchy.

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

Notes to Financial Statements (continued)

Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank’s derivative instruments, certificates of deposit and Treasury bills are generally considered Level 2 instruments based on the inputs utilized to derive fair value.

Level 3 – defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those supported by little or no market activity or by the entity’s own assumptions. As a result of the current market conditions and the use of significant unobservable inputs, the mortgage-related securities in the Bank’s available-for-sale portfolio are considered Level 3 instruments.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to the Bank as inputs to the models.

Fair Value on a Recurring Basis. The following table presents for each SFAS 157 hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at March 31, 2009 and December 31, 2008.

	March 31, 2009
				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities:
Treasury bills	$-	$434,646	$-	$-	$434,646
Certificates of deposit	-	3,200,787	-	-	3,200,787
Mutual funds offsetting deferred compensation	5,486	-	-	-	5,486
Available-for-sale securities:
Certificates of deposit	-	500,041	-	-	500,041
Private label MBS	-	-	17,651	-	17,651
Derivative assets	-	768,187	-	(744,725)	23,462

Total assets at fair value	$5,486	$4,903,661	$17,651	$(744,725)	$4,182,073

Liabilities
Derivative liabilities	-	$2,403,419	-	$(1,541,417)	$862,002

Total liabilities at fair value	-	$2,403,419		$(1,541,417)	$862,002

	December 31, 2008
				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets:
Trading securities	$6,194	$500,613	$-	$-	$506,807
Available-for-sale securities	-	-	19,653	-	19,653
Derivative assets	-	911,901	-	(883,013)	28,888

Total assets at fair value	$6,194	$1,412,514	$19,653	$(883,013)	$555,348

Liabilities:
Derivative liabilities	$-	$2,660,855	$-	$(2,305,841)	$355,014

Total liabilities at fair value	$-	$2,660,855	$-	$(2,305,841)	$355,014

Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (continued)

For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur. The following tables present a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 and March 31, 2008.

Available-for-Sale
Securities - Private
Label MBS
Balance at January 1, 2009	$19,653
Total gains or losses (realized/unrealized):
Included in net gains (losses) on changes in fair value	-
Included in other comprehensive income (loss)	95
Purchase, issuances and settlements	(2,097)
Transfers in and/or out of Level 3	-

Balance at March 31, 2009	$17,651

Total amount of gains or losses for the three month period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2009	$-

Available-for-Sale
Securities - Private
Label MBS
Balance at January 1, 2008	$24,916
Total gains or losses (realized/unrealized):
Included in net gains on changes in fair value	-
Included in other comprehensive income (loss)	(1,074)
Purchases, issuances and settlements	(309)
Transfers in and/or out of Level 3	(19,797)

Balance at March 31, 2008	$3,736

Total amount of gains or losses for the three-month period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2008	$-

Fair Value on a Nonrecurring Basis.  The Bank measures certain held-to-maturity securities at fair value on a nonrecurring basis. These assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (i.e., when there is other-than-temporary impairment).

As presented in Note 5, the Bank recognized other-than-temporary impairment charges during the three months ended March 31, 2009. Held-to-maturity securities with a March 31, 2009 pre-writedown carrying amount of $778.4 million were written down to their fair value of $468.2 million, resulting in an other-than-temporary impairment charge of $15.9 million for the impairment related to credit losses, which was included in other income (loss) on the Statement of Operations, and $294.3 million for the impairment related to all other factors, which was recorded in other comprehensive income (loss). As a result of current market conditions and the use of significant unobservable inputs, these securities are considered Level 3 instruments.

Notes to Financial Statements (continued)

The following table presents these investment securities by level within the SFAS 157 valuation hierarchy, for which a nonrecurring change in fair value has been recorded and the change in value of these assets for which a fair value adjustment has been included in the Statement of Operations for the three months ended March 31, 2009.

Credit Loss
	Nonrecurring Fair Value				Reported in Earnings
	Measurements at March 31, 2009				for the Three Months
(in thousands)	Level 1	Level 2	Level 3	Total	Ended March 31, 2009
Held-to-maturity securities:
Private label residential MBS	$-	$-	$468,231	$468,231	$15,942

In addition to the above, the Bank recognized an additional $14.6 million other-than-temporary impairment charge during the three months ended March 31, 2009 as a result of an increase in credit losses on certain of the Bank’s private label residential MBS. These securities were not adjusted to fair value because their carrying value is less than fair value. As of March 31, 2009, these securities had a carrying value of $273.1 million and a fair value of $284.7 million, which represented an unrecognized holding gain of $11.6 million.

Estimated Fair Values. The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2009 and December 31, 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. In addition to these estimated fair value limitations on specific assets and liabilities, no value has been ascribed to the future business opportunities of the Bank which would be included in an overall valuation of the Bank as a going concern.

Subjectivity of estimates. Estimates of the fair value of loans to members with options, mortgage instruments, derivatives with embedded options and consolidated obligations bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.

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

Notes to Financial Statements (continued)

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

Mutual Funds Offsetting Deferred Compensation. Fair values for publicly traded mutual funds are based on quoted market prices.

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

Consolidated Obligations. The Bank’s internal valuation model determines fair values of consolidated obligations bonds and discount notes by calculating the present value of expected cash flows using market-based yield curves. Adjustments may be necessary to reflect the FHLBanks’ credit quality when valuing consolidated obligations bonds measured at fair value. Due to the joint and several liability of consolidated obligations, the Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of consolidated obligations.

Notes to Financial Statements (continued)

The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk. Either no adjustment or an immaterial adjustment was made during the quarter ended March 31, 2009, as deemed appropriate by the Bank.

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is generally equal to par value. Capital stock can be acquired by members only at par value and may be redeemed or repurchased at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure of the Bank.

Commitments. The estimated fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at March 31, 2009 and December 31, 2008. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Commitments to Extend Credit for Mortgage Loans. Certain mortgage loan purchase commitments are recorded as derivatives at their fair value.

The carrying value and estimated fair values of the Bank’s financial instruments at March 31, 2009 and December 31, 2008 are presented in the tables below.

Fair Value Summary Table

	March 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated Fair
(in thousands)	Value	Fair Value	Value	Value
Assets
Cash and due from banks	$68,709	$68,709	$67,577	$67,577
Interest-earning deposits	9,231,338	9,231,153	5,103,671	5,103,632
Federal funds sold	-	-	1,250,000	1,249,981
Trading securities	3,640,919	3,640,919	506,807	506,807
Available-for-sale securities	517,692	517,692	19,653	19,653
Held-to-maturity securities	11,135,468	9,423,615	14,918,045	12,825,341
Loans to members	52,260,348	51,876,467	62,153,441	61,783,968
Mortgage loans held for portfolio, net	5,922,412	6,137,587	6,165,266	6,303,065
BOB loans	11,553	11,553	11,377	11,377
Accrued interest receivable	360,866	360,866	434,017	434,017
Derivative assets	23,462	23,462	28,888	28,888

Liabilities
Deposits	$1,898,978	1,899,128	$1,486,377	$1,486,539
Consolidated obligations:
Discount notes	14,381,845	14,383,103	22,864,284	22,882,625
Bonds	61,831,243	62,586,080	61,398,687	62,202,614
Mandatorily redeemable capital stock	8,015	8,015	4,684	4,684
Accrued interest payable	412,492	412,492	494,078	494,078
Derivative liabilities	862,002	862,002	355,014	355,014

Notes to Financial Statements (continued)

Note 13 – Commitments and Contingencies

As described in Note 9, the twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. The Finance Agency, in its discretion and notwithstanding any other provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2009 and through the filing date of this report, the Bank does not believe that it is probable that they will be asked to do so.

The FHLBanks considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations. The Bank considers the joint and several liability as a related party guarantee. Related party guarantees meet the recognition scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at March 31, 2009 and December 31, 2008. The par amounts of the FHLBanks’ consolidated obligations for which the Bank is jointly and severally liable were approximately $1.1 trillion and $1.3 trillion at March 31, 2009 and December 31, 2008, respectively.

During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the twelve FHLBanks. Any borrowings by one or more of the FHLBanks under GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of Bank loans to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. The Bank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of March 31, 2009, the Bank had provided the U.S. Treasury with listings of loans to members collateral amounting to $18.3 billion, which provides for maximum borrowings of $15.9 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of March 31, 2009, the Bank has not drawn on this available source of liquidity and has no immediate plans to do so.

Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including BOB loans, totaled approximately $4.8 million and $4.4 million at March 31, 2009 and December 31, 2008, respectively. Commitments can be for periods of up to twelve months. Standby letters of credit are executed for members for a fee. A standby letter of credit is generally a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were as follows:

	March 31,	December 31,
(in millions)	2009	2008
Outstanding notional	$11,403.4	$10,002.3

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the guaranteed entity. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

Notes to Financial Statements (continued)

Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are collateralized at the time of issuance.

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $31.7 million and $31.2 million at March 31, 2009 and December 31, 2008, respectively. Delivery commitments are generally for periods not to exceed 45 days. In accordance with Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), such commitments are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of March 31, 2009, the Bank has pledged total collateral approximating $1.25 billion, including cash of $828.5 million and securities that cannot be sold or repledged with a carrying value of $424.7 million, to certain of its derivative counterparties. The Bank had $1.4 billion of cash collateral pledged at December 31, 2008. As previously noted, the Bank’s ISDAs typically require segregation of the Bank’s collateral posted with the counterparty. The Bank reported $412.5 million of the securities collateral as trading and $12.2 million as held-to-maturity as of March 31, 2009. There were no securities pledged as of December 31, 2008.

The Bank had committed to issue or purchase consolidated obligations totaling $1.3 billion and $635.0 million at March 31, 2009 and December 31, 2008, respectively.

The Bank charged to operating expense net rental costs of approximately $0.5 million and $0.6 million for the three months ended March 31, 2009 and 2008, respectively. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

The Bank terminated all of its derivative contracts with LBSF. Related to the termination of these contracts, the Bank has a receivable due from LBSF in the amount of $41.5 million as of March 31, 2009. The Bank has filed an adversary proceeding against LBSF and JP Morgan to return the cash collateral posted by the Bank associated with the derivative contracts. See discussion within Item 3. Legal Proceedings in the Bank’s 2008 Annual Report filed on Form 10-K for more information with respect to the proceeding. The receivable from LBSF is recorded in the Bank’s Statement of Condition. In its Third Quarter 2008 Form 10-Q and its 2008 Annual Report filed on Form 10-K, the Bank disclosed that it was probable that a loss has been incurred with respect to this receivable. However, the Bank had not recorded a reserve with respect to the receivable from LBSF because the Bank was unable to reasonably estimate the amount of loss that had been incurred. There have been continuing developments in the adversary proceeding, that have occurred since the filing of the Bank’s Form 10-K. The discovery phase of the adversary proceeding is now underway, which has provided management information related to its claim. Based on this information, management’s most probable estimated loss is $35.3 million. Therefore, as of March 31, 2009, the Bank recorded a reserve of $35.3 million on this receivable, reported as a contingency reserve in the Statement of Operations.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Part I. Item 2 of this Form 10-Q.

Item 4T: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2009.

Internal Control Over Financial Reporting

There has been a significant change in the Bank’s internal control over financial reporting that occurred during the first quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Bank’s internal control over financial reporting. As described in “Legislative and Regulatory Developments” in Item 2. Management’s Discussion and Analysis, in accordance with the Finance Agency’s other-than-temporary impairment consistency guidance, the Bank is required to use the key modeling assumptions provided by the FHLBank of San Francisco for the cash flow analyses of its prime and Alt-A private label MBS portfolio in the determination of other-than-temporary impairment for such investments. In addition, the Bank is required to use the key modeling assumptions provided by the FHLBank of Chicago for the cash flow analyses of its subprime private label MBS portfolio in the determination of other-than-temporary impairment for such investments. For the cash flow analyses of its private label MBS portfolio collateralized by HELOCs, the Bank must coordinate among any other FHLBank with similar bonds. The only other FHLBank that had similar HELOCs was the FHLBank of New York. Such assumptions are material to the determination of other-than-temporary impairment and, in turn, material to the Bank’s internal control over financial reporting. The Bank engaged the FHLBank of Indianapolis to perform its cash flow analysis for prime and Alt-A private label MBS in compliance with the Finance Agency’s guidance that the cash flow analysis be performed either by the FHLBank of San Francisco or another FHLBank with access to the third party loan performance database and risk model specified in the guidance. The loan performance database and risk model used for cash flow analysis are material to the determination of other-than-temporary impairment losses and, in turn, material to the Bank’s internal control over financial reporting. Accordingly, management reviewed the documentation provided by the FHLBank of San Francisco and consulted with the FHLBank of Indianapolis, the FHLBank of Chicago and the FHLBank of New York regarding the key modeling parameters and the third party loan performance databases and risk model used to perform cash flow analysis in order to evaluate the resultant cash flow calculations. In the case of the HELOC MBS, the Bank performed the cash flow analysis on its own model using assumptions consistent with those used by the FHLBank of New York. Based on this review, management has concluded that these changes in control did not diminish the Bank’s internal control over financial reporting. There were no other changes in the Bank’s internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

As discussed in “Current Financial and Mortgage Market Events and Trends” in Item 7. Management’s Discussion and Analysis section of the Bank’s 2008 Annual Report filed on Form 10-K, the Bank terminated multiple interest rate swap transactions with Lehman Brothers Special Financing, Inc. (LBSF) effective September 19, 2008. On October 7, 2008, the Bank filed an adversary proceeding against J.P. Morgan Chase Bank, N.A. (JP Morgan) and LBSF in the United States Bankruptcy Court in the Southern District of New York alleging constructive trust, conversion, breach of contract, unjust enrichment and injunction claims (Complaint) relating to the right of the Bank to the return of the $41.5 million in Bank posted cash collateral held by JP Morgan in a custodial account established by LBSF as a fiduciary for the benefit of the Bank. Chase Bank USA, N.A. (Chase Bank), an affiliate of JP Morgan, is a Bank member and was a greater than 5% shareholder as of October 6, 2008.

The Bank may be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2008 Annual Report filed on Form 10-K. Other than as noted below, management believes that there have been no material changes from the Risk Factors disclosed in the 2008 Form 10-K. The following represents updates to the “exposure to member and counterparty risk” and “loss of significant Bank members” Risk Factors. The risks described below, elsewhere in this report and in the Bank’s Annual Report filed on Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems immaterial may also materially affect the Bank.

The Bank is subject to credit risk due to default, including failure or ongoing instability of any of the Bank’s member, derivative, money market or other counterparties, which could adversely affect its profitability or financial condition.

and

The loss of significant Bank members or borrowers may have a negative impact on the Bank’s loans and capital stock outstanding and could result in lower demand for its products and service, lower dividends paid to members and higher borrowing costs for remaining members, all which may affect the Bank’s profitability and financial condition.

The continuing instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, exposing the Bank to increased member and counterparty risk and risk of default. In the first quarter of 2009, 21 FDIC-insured institutions have failed across the country. The financial services industry has experienced an increase in both the number of financial institution failures and the number of mergers and consolidations. If member institution failures and mergers or consolidations occur affecting the Bank’s district, particularly out-of-district acquirers, this activity may reduce the number of current and potential members in the Bank’s district. The resulting loss of business could negatively impact the Bank’s financial condition and results of operations, as well as the Bank’s operations in general. Additionally, if Bank members fail and the FDIC or the member (or another applicable entity) does not either (1) promptly repay all of the failed institution’s obligations to the Bank or (2) assume the outstanding advances, the Bank may be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to the Bank. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution’s obligations and the operational cost of liquidating the collateral.

The Bank faces credit risk on loans to members.  The Bank protects against credit risk on loans to members through credit underwriting standards and collateralization. In addition, the Bank can call for additional or substitute collateral during the life of a loan to protect its security interest. The Act defines eligible collateral as certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets. All capital stock of the Bank owned by the borrower is also available as supplemental collateral. The types of collateral pledged by members are evaluated and assigned a borrowing capacity, generally based on a percentage of the collateral’s value. This value can either be based on book value or market value, depending on the nature and form of the collateral being pledged. The volatility of market prices and interest rates could affect the value of the collateral held by the Bank as security for the obligations of Bank members as well as the ability of the Bank to liquidate the collateral in the event of a default by the obligor. Volatility within collateral indices may affect the method used in determining collateral weightings, which would ultimately affect the eventual collateral value. On loans to members, the Bank’s policies require the Bank to be over-collateralized. In addition, all loans to members are current and no loss has ever been incurred in the portfolio. Based on these factors, no allowance for credit losses on loans to members is required. The Bank has policies and procedures in place to manage the collateral positions; these are subject to ongoing review, evaluation and enhancements as necessary.

In addition, see updated discussions regarding bankruptcy “cramdown” legislation, the Bank’s other-than-temporary impairment assessment process and regulatory capital requirements and compliance in Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

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

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date:    June 12, 2009

By:	/s/ Kristina K. Williams
Kristina K. Williams
Chief Financial Officer