Form 10-Q
period 2009-06-30
Federal Home Loan Bank of Pittsburgh
filed 2009-08-12
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

There were 40,093,862 shares of common stock with a par value of $100 per share outstanding at July 31, 2009.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Overview should be read in conjunction with the Bank’s unaudited financial statements and footnotes to financial statements in this report filed on Form 10-Q as well as the Bank’s 2008 Annual Report filed on Form 10-K.

Overview

The Federal Home Loan Bank of Pittsburgh (Bank) is one of twelve Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The twelve FHLBanks, along with the Office of Finance (OF – the FHLBanks’ fiscal agent) and the Federal Housing Finance Agency (Finance Agency – the FHLBanks’ regulator) make up the Federal Home Loan Bank System (FHLBank System). The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital and public sponsorship. The public sponsorship attributes include: (1) being exempt from federal, state and local taxation, except real estate taxes; (2) being exempt from registration under the Securities Act of 1933 (1933 Act) (although the FHLBanks are required by Finance Agency regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act) to register a class of their equity securities under the Securities Exchange Act of 1934 (1934 Act)); and (3) having a line of credit with the United States Treasury.

The Bank is a cooperative institution, owned by financial institutions that are also its primary customers. Any building and loan association, savings and loan association, commercial bank, homestead association, insurance company, savings bank, credit union or insured depository institution that maintains its principal place of business in Delaware, Pennsylvania or West Virginia and that meets varying requirements can apply for membership in the Bank. The Housing Act expanded membership to include Community Development Financial Institutions (CDFIs). Pursuant to the Housing Act, the Finance Agency has proposed to amend its membership regulations to authorize non-federally insured CDFIs to become members of an FHLBank. The newly eligible CDFIs would include community development loan funds, venture capital funds and state-chartered credit unions without federal insurance. The proposed regulation sets out the eligibility and procedural requirements for CDFIs that wish to become members of an FHLBank. The comment period for the proposed regulation expired July 14, 2009. Management is evaluating the proposed regulation and its potential effect on the Bank. All members are required to purchase capital stock in the Bank as a condition of membership. The capital stock of the Bank can be purchased only by members.

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

The Bank is a GSE, chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s principal strategic position has historically been derived from its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. Typically, this fundamental competitive advantage, coupled with the joint and several cross-guarantee on FHLBank System debt, has distinguished the Bank in the capital markets and has enabled it to provide attractively priced funding to members. However, as the financial crisis worsened, the spread between FHLBank System debt and Treasury debt widened, making it more difficult for the Bank to provide term funding to members at attractive rates. During second quarter 2009, spreads narrowed, allowing the Bank to offer more attractive pricing. Though chartered by Congress, the Bank is privately capitalized by its member institutions, which are voluntary participants in its cooperative structure. The characterization of the Bank as a voluntary cooperative with the status of a federal instrumentality differentiates the Bank from a traditional banking institution in three principal ways.

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

Second, because the Bank’s customers and shareholders are predominantly the same group of 319, normally there is a need to balance the pricing expectations of customers with the dividend expectations of shareholders, although both are the same institutions. This is a challenge in the current economic environment. By charging wider spreads on loans to customers, the Bank could potentially generate higher dividends for shareholders. Yet these same shareholders viewed as customers would generally prefer narrower loan spreads. In normal market conditions, the Bank strives to achieve a balance between the twin goals of providing liquidity and other services to members at advantageous prices and potentially generating an attractive dividend. The Bank typically does not strive to maximize the dividend yield on the stock, but to produce an earned dividend that compares favorably to short-term interest rates, compensating members for the cost of the capital they have invested in the Bank. As previously announced on December 23, 2008, the Bank has voluntarily suspended dividend payments until the Bank believes it is prudent to restore them, in an effort to build retained earnings. Following the significant increase in the Bank’s risk-based capital requirement in November 2008 due to deterioration in the market values of the Bank’s private label mortgage-backed securities (MBS), the Bank was narrowly in compliance with its risk-based capital requirement. As a result, the Bank submitted a capital restoration plan to the Finance Agency on February 27, 2009. The plan submitted to the Finance Agency requests that the Bank not be required to increase member capital requirements unless it becomes significantly undercapitalized, which by definition would mean the Bank meets less than 75% of its risk-based, total or leverage capital requirements. As part of that effort, the Bank is reviewing its risk governance structure, risk management practices and expertise, and has engaged an outside consultant to assist in this review.

The Bank was in compliance with its risk-based, total and leverage capital requirements at June 30, 2009. On August 3, 2009, the Bank received final notification that it was considered adequately capitalized for the quarter ended March 31, 2009; however, the Finance Agency has raised concerns regarding the ratio of the Bank’s level of accumulated other comprehensive loss to retained earnings and the ratio of the Bank’s market value of equity to the par value of capital stock. As of the date of this filing, the Bank has not received a notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2009. On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. See the “Legislative and Regulatory Developments” discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion and Analysis) in this report filed on Form 10-Q for additional information. The Bank is also updating its capital restoration plan.

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

Loans to Members

The Bank makes loans to members and eligible nonmember housing associates based upon the security of pledged mortgages and other eligible types of collateral. The Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews a loan.

Loan Products.  The Bank offers a number of various loan products to its members. These products are discussed in detail in the Loans to Members discussion in Item 1. Business in the Bank’s 2008 Annual Report filed on Form 10-K. The Bank has recently reviewed the extensive product line in an attempt to simplify the list of options available to customers and provide those products used most by members. These changes became effective August 3, 2009.

Collateral.  The Bank provides members with two options regarding collateral agreements: a blanket collateral pledge agreement and a specific collateral pledge agreement. These agreements require one of three types of collateral status: undelivered, detailed listing or delivered status. All collateral securing loans to members is discounted to help protect the Bank from losses resulting from a decline in the values of the collateral in adverse market conditions. Eligible collateral value represents either book value or fair value of pledged collateral multiplied by the applicable discounts. These discounts, also referred to as collateral weightings, vary by collateral type and whether the calculation is based on book value or fair value of the collateral. They also typically include consideration for estimated costs to sell or liquidate collateral and the risk of a decline in the collateral value due to market or credit volatility. As additional security for each member’s indebtedness, the Bank has a statutory lien on the member’s capital stock in the Bank.

The Bank determines the type and amount of collateral each member has available to pledge as security for Bank loans by reviewing, on a quarterly basis, the call reports the members file with their primary banking regulators. Depending on a member’s credit product usage and current financial condition, that member may also be required to file a Qualifying Collateral Report (QCR) on a quarterly or monthly basis. At June 30, 2009, the principal form of eligible collateral to secure loans made by the Bank was single-family residential mortgage loans, which included a very low amount of manufactured housing loans. Securities, including U.S. Treasuries, U.S. agency securities, GSE MBS, and private label MBS with a credit rating of AAA are also accepted as collateral. FHLBank deposits and multi-family residential mortgages, as well as other real estate related collateral (ORERC), comprised a portion of qualifying collateral. See the “Credit and Counterparty Risk” discussion in the Risk Management section of this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q for details regarding amounts and percentages of eligible collateral securing loans as of June 30, 2009.

Effective May 4, 2009, the Bank revised its policies, and no longer accepts subprime mortgages as qualifying collateral. Historically, the Bank has required members to identify the amount of subprime and Alt-A mortgage collateral in the members’ quarterly reporting of mortgage data. This amount was deducted from the calculation of the member’s borrowing capacity (MBC). Members could then request that subprime and Alt-A mortgage loan collateral be added back to their eligible collateral pool with the understanding that they will be subject to a rigorous on-site review of such collateral and related analyses and practices. Collateral weightings continue to be determined on a case-by-case basis. While the Bank no longer accepts subprime mortgages, it does still accept Alt-A mortgages and follows the same process.

Although subprime mortgages are not considered an eligible collateral asset class by the Bank, it is possible that the Bank may have subprime mortgages pledged as collateral through the blanket-lien pledge.

At June 30, 2009 and December 31, 2008, on a borrower-by-borrower basis, the Bank maintained a security interest in collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all loans. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

On July 20, 2009, several collateral policy changes became effective for the Bank’s members. First, the Bank will require delivery to a restricted account of all securities pledged as collateral. This requirement will further protect its security interest and provide protection for both the Bank and its members. Second, the Bank will accept Temporary Liquidity Guaranty Program (TLGP) debt owned by a member as eligible collateral. This collateral will be subject to the same lending value assigned to U.S. agency securities. In general, all securities collateral must be rated AAA in order to qualify as eligible collateral to originate or renew a credit product. However, the Bank has begun to prudently accept private label MBS rated AA for certain members with high credit ratings, as determined by the Bank. These securities will be collateral weighted at 50% for blanket lien agreements and 40% for specific pledge agreements. Other collateral policy changes are currently being finalized for implementation later in 2009.

From January 1, 2009 through June 30, 2009, nationally 45 Federal Deposit Insurance Corporation (FDIC) – insured institutions have failed. None of the FHLBanks has incurred any losses on loans outstanding to these institutions. Although the majority of these institutions were members of the System, none was a member of the Bank.

Investments

The Bank maintains a portfolio of investments for two main purposes: liquidity and additional earnings. For liquidity purposes, the Bank invests in shorter-term instruments such as overnight Federal funds and securities sold under agreement to repurchase to ensure the availability of funds to meet member credit needs. The Bank also invests in other short-term investments, including term Federal funds, interest-earning certificates of deposit and commercial paper. The Bank also maintains a secondary liquidity portfolio, which may include TLGP investments, U.S. Treasury and agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. The Bank further enhances interest income by maintaining a long-term investment portfolio, including securities issued by GSEs and state and local government agencies and MBS.

See the “Credit and Counterparty Risk” discussion in the Risk Management section of Management’s Discussion and Analysis in this report filed on Form 10-Q for further discussion of the investment portfolio and related credit risk, including other-than-temporary impairment (OTTI) charges.

Mortgage Partnership Finance (MPF) Program

The Bank participates in the Mortgage Partnership Finance (MPF®) Program under which the Bank invests in qualifying 5- to 30-year conventional conforming and government-insured fixed-rate mortgage loans secured by one-to-four family residential properties.

The Bank currently offers two products under the MPF Program that are differentiated primarily by their credit risk structures: Original MPF and MPF Government. Further details regarding the credit risk structure for each of the products, as well as additional information regarding the MPF Program and the products offered by the Bank, is provided in the “Mortgage Partnership Finance Program” section in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K.

The Bank held approximately $5.6 billion and $6.1 billion in mortgage loans at par under the MPF Program at June 30, 2009 and December 31, 2008, respectively; these balances represented approximately 7.3% and 6.7% of total assets at June 30, 2009 and December 31, 2008, respectively. Mortgage loans contributed approximately 18.1% and 9.7% of total interest income for the second quarters of 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the contribution was 17.0% and 8.4%, respectively. While interest income on mortgage loans dropped 6.4% in the year-over-year comparison, the Bank’s total interest income decreased 53.7%. This sharp decline in total interest income resulted in the increase in the ratio of mortgage interest income to total interest income.

Effective May 1, 2009, there was an increase in the stock purchase requirement percentage for Acquired Member Assets (AMA) activity to 4.0% on a prospective basis only. Previously, the stock purchase requirement percentage for AMA activity was 0.0%. AMA activity includes participation in the MPF program.

In February 2009 the Bank announced plans to offer a third product, MPF Xtra, to members. MPF Xtra allows Participating Financial Institutions (PFIs) to sell residential, conforming fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the credit enhancement structure of the traditional MPF Program and these loans are not reported on the Bank’s balance sheet. In the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no credit enhancement fees paid. PFIs which have completed all required documentation and training are eligible to participate in the program. As of June 30, 2009, 26 PFIs were eligible to participate in the program. Of these, seven have sold $3.9 million of mortgage loans through the MPF Xtra product.

Effective July 15, 2009, the Bank introduced a temporary loan payment modification plan (modification plan) for participating PFIs, which will be available until December 31, 2011 unless further extended by the MPF Program. Borrowers with conventional loans secured by their primary residence, which were closed prior to January 1, 2009 are eligible for the modification plan. This modification plan pertains to borrowers currently in default or in imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the PFIs must follow to participate in the modification plan. As of July 31, 2009, there has been no activity under this modification plan.

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

Current Financial and Mortgage Market Events and Trends

Market Actions and Reactions.  Economic conditions continued to deteriorate in the second quarter of 2009, albeit at a slower pace than previous quarters. Housing and financial markets have been in tremendous turmoil since the middle of 2007, with repercussions throughout the U.S. and global economies, and the U.S. economy is in a recession. Limited liquidity in the credit markets, increasing mortgage delinquencies and foreclosures, falling real estate values, the collapse of the secondary market for MBS, loss of investor confidence, a highly volatile stock market, interest rate fluctuations, and the failure of a number of large and small financial institutions are all indicators of the severe economic crisis facing the U.S. and the rest of the world. These economic conditions, particularly in the housing and financial markets, combined with ongoing uncertainty about the depth and duration of the financial crisis and the recession, continued to affect the Bank’s business and results of operations, as well as its members, during the first six months of 2009 and may continue to have adverse effects for the near future. Specifically, the weakness in the U.S. economy in the second quarter of 2009 continued to affect the credit quality of the loan collateral underlying certain MBS in the Bank’s investment portfolio, resulting in OTTI on some securities. As a result of the severe lack of liquidity in the MBS market, which adversely affected the valuation of MBS, the OTTI charge taken on the affected securities significantly exceeded the credit losses and resulted in a material increase in accumulated other comprehensive loss. To continue building retained earnings and preserve the Bank’s capital, the Bank has maintained its suspension of dividend payments and excess capital stock repurchases through second quarter 2009 and has no current expectation that this will change in the foreseeable future.

In response to the financial crisis, the U.S. and other governments and their central banks have continued to develop and implement an increasingly aggressive set of initiatives in an ongoing effort to provide support for and to restore the functioning of the global credit markets. The American Recovery and Reinvestment Act of 2009 (the Recovery Act) is an economic stimulus package signed into law by President Barack Obama on February 17, 2009. The Recovery Act is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn. The measures are nominally worth $787 billion. The Act includes federal tax relief, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, health care, and infrastructure, including the energy sector. The Act also includes numerous non-economic recovery related items that were either part of longer-term plans (e.g. a study of the effectiveness of medical treatments) or desired by Congress (e.g. a limitation on executive compensation in federally aided banks).

On March 18, 2009, to provide greater support to mortgage lending and the housing market, the Federal Reserve Board (FRB) announced that it would purchase up to an additional $750 billion of agency MBS, increasing its total purchase authority to $1.25 trillion since the inception of this program. The FRB also announced that it would purchase up to an additional $100 billion in agency debt issued by Fannie Mae, Freddie Mac and the FHLBanks, increasing its total purchase authority to a total of up to $200 billion since the inception of this program. Additionally, to help improve conditions in private credit markets, the FRB announced that it would purchase up to $300 billion of longer-term U.S. Treasury securities over the next six months.

During the second quarter of 2009, the Federal Reserve Bank of New York (FRBNY) continued to support the capital markets through the purchase of GSE term debt, Agency MBS, and Treasuries. As such, FRBNY purchased approximately $44 billion in GSE term debt, including $10.3 billion of FHLBank mandated Global bullets during the quarter. By the end of June, FRBNY purchases of Agency debt were up to $97 billion, or almost 50% of the $200 billion allocated to the program.

From April 2 to June 30, the FRBNY purchased approximately a gross $540 billion in GSE MBS, including approximately $221 billion in purchases related to dollar rolls, which, similar to repurchase agreements, provide holders of mortgage-backed securities with a form of short-term financing. For the first six months of 2009, the FRBNY purchased approximately $964 billion in GSE MBS, including approximately $342 billion in purchases related to dollar rolls which provide holders of MBS with a form of short-term financing, similar to repurchase agreements. Finally, FRBNY purchases of U.S. Treasury securities also continued with the FRBNY buying an additional $162 billion in Treasuries during the quarter. Since inception through June 30, 2009, the FRBNY has purchased $180 billion in U.S. Treasuries, which has brought total purchases to 60% of the $300 billion committed under the program.

The FDIC’s TLGP was established to unfreeze interbank lending, encourage lending more broadly and enhance confidence in the banking system. Through June 30, 2009, approximately $164.5 billion in TLGP-wrapped bonds were priced. On February 10, 2009, in a joint statement, U.S. Treasury, Board of Governors of the Federal Reserve System, FDIC, Comptroller of the Currency and the Office of Thrift Supervision announced the Capital Assistance Program, the Public-Private Investment Program (PPIP), a “dramatic” expansion of the Term Asset-Backed Securities Lending Facility (TALF) and the extension of the TLGP by four months to October 31, 2009. In order to gradually phase out the program, the FDIC began assessing a surcharge on TLGP debt that was issued in the second quarter of 2009 with a maturity date of one year or longer. On March 19, 2009, the FRB announced that the range of eligible collateral for TALF funding that began in April 2009 was expanded to include asset-backed securities (ABS) backed by mortgage servicing advances, loans or leases relating to business equipment, leases of vehicle fleets and floor-plan loans. In May 2009, the eligible collateral for TALF funding was further expanded to include commercial MBS.

On March 23, 2009, the U.S. Treasury, Federal Reserve and FDIC announced a framework for the PPIP. The PPIP is a two-part program designed to remove “toxic” assets from bank balance sheets and improve credit availability to households and businesses. The first part of the PPIP, known as the legacy loan program, is designed to attract private capital to purchase troubled loans from banks. These transactions will be facilitated by FDIC guarantees and equity provided by the U.S. Treasury using TARP funds. The second part of the PPIP, known as the legacy securities program, includes (1) an expansion of the TALF to include legacy securitization assets and (2) Public-Private Investment Funds (PPIF), whereby pre-qualified fund managers will purchase legacy securities with a combination of private capital and U.S. Treasury funds. On July 8, 2009, the U.S. Treasury announced that it had selected the initial nine PPIP fund managers to purchase legacy securities including commercial and residential MBS originally issued prior to 2009 that were originally rated AAA by two or more Nationally Recognized Statistical Rating Organizations (NRSROs).

On May 20, 2009, the Helping Families Save Their Home Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to support the federal deposit insurance system. One provision in the act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans.

During the second quarter of 2009, financial services companies turned toward the equity markets to pay off TARP borrowings and raise additional capital required by the results of bank stress-testing. During May 2009, the U.S. Treasury announced plans to inject TARP funds into several insurance companies and the markets focused on the breakup of AIG. Further, market participants and regulators turned their attention toward the safety and security of money market funds with the result being industry-wide recommendations and SEC-proposed rule changes.

While economic data remained mixed during the quarter, funding was both accessible and attractively priced for the FHLBanks. During the second quarter of 2009, as the aggregate liability for the FHLBanks continued to shrink, redemptions resulting from both scheduled maturities and exercised calls, outpaced issuance. Consolidated obligations outstanding dropped an additional $78 billion in second quarter 2009 with discount notes decreasing more than bonds. Consolidated obligations outstanding closed the quarter at levels last seen in late August 2007. Further, the weighted average number of days to maturity of FHLBank bonds outstanding rose slightly in April, but then began to decline for the remainder of the quarter. The weighted average number of days to maturity for discount notes outstanding remained relatively stable for the first two months of the quarter, followed by a drop in June.

Investors continued to demonstrate some risk aversion during the second quarter of 2009 by focusing their investments in high quality, short-term instruments. Primarily due to the implicit support from the U.S. government, investors continue to view short-term FHLBank debt as carrying a strong credit profile which has resulted in strong investor demand for FHLBank discount notes and short-term bonds. Because of this strong demand, the cost to issue short-term consolidated obligations remained low throughout the second quarter of 2009. While the volume of FHLBank bonds issued in the second quarter of 2009 was slightly less than during the first quarter of 2009, it was still more than double the volume of bonds issued in fourth quarter 2008. As was the case in the first quarter of 2009, the FHLBanks, in aggregate, continued to rely on negotiated bullets and floating-rate securities for more than 50% of bond funding. However, for the first time since January, the FHLBanks issued $30 million in auctioned bullets (TAPs) in June. TAP auction results indicate the willingness of securities dealers to take risk positions as an interim step in the bond distribution process. FHLBank bond funding costs improved significantly during second quarter 2009, as weighted average bond funding costs in June 2009 were the lowest in more than twelve months. In April 2009, the FHLBanks issued $3 billion of a new two-year mandated Global bullet debt, as well as a $750 million re-opening of a ten-year mandated Global bullet debt that had rolled down to five years in remaining maturity at the time of pricing. In May 2009, the FHLBanks issued $3 billion of new three-year mandated Global bullet debt and in June the FHLBanks issued $5 billion of a new 2-year mandated Global bullet debt.

Overall, total FHLBank System debt outstanding continued to decrease during the first six months of 2009, falling an additional $195.7 billion, or 15.6%, since year-end 2008 due to a decline in both bonds and discount notes outstanding. Total FHLBank System bonds decreased $97.1 billion, or 12.0%, from December 31, 2008 to June 30, 2009 while discount notes decreased $98.6 billion, or 22.3%, in the same comparison. Discount notes, as a percentage of total debt outstanding, have decreased from approximately 35% at year-end 2008 to approximately 32% at June 30, 2009. On an absolute basis, total discount notes decreased 22.3% from year-end, while total bonds only decreased 12.0%. This decline drove the decrease in the percentage of discount notes to total consolidated obligations.

On a stand-alone basis, the Bank’s discount note portfolio decreased significantly, from $22.9 billion at December 31, 2008 to $15.5 billion at June 30, 2009, a decline of $7.4 billion, or 32.3%. Discount notes accounted for 22.3% and 27.1% of total Bank net consolidated obligations at June 30, 2009 and December 31, 2008, respectively. Total bonds decreased in the same comparison, but comprised a greater percentage of the total debt portfolio, increasing from 72.9% at December 31, 2008 to 77.7% at June 30, 2009. On an absolute basis, total bonds only decreased 11.9% from December 31, 2008, while discount notes decreased 32.0% from year-end, resulting in an increase in the percentage of bonds to total consolidated obligations from year-end 2008 to June 30, 2009.

Foreign official holdings of GSE securities fluctuated during the second quarter of 2009. Initially, these holdings increased approximately $10 billion during late April and early May. However, this trend reversed course and foreign holdings were down $3.8 billion at June 30, 2009 compared to March 31, 2009. Primary securities dealer inventories of GSE debt declined in the second quarter of 2009, with discount note inventories down $9.6 billion and bond inventories down $6.9 billion. Since late September 2008, money market funds, in aggregate, had been increasing their asset allocation to short-term GSE debt. After stabilizing in first quarter 2009, taxable money market fund assets began a decline in second quarter 2009, falling $121 billion. In March, the money market fund industry adopted recommendations to be implemented by September 2009. These changes along with proposed rule-changes by the SEC could have profound effects on how these investors participate in the Agency debt markets.

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

The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	2nd Quarter	1st Quarter	2nd Quarter	Average	Average	2nd Quarter	1st Quarter	2nd Quarter
	2009	2009	2008	Year-to-Date	Year-to-Date	2009	2009	2008
	Average	Average	Average	2009	2008	Ended	Ended	Ended
Target overnight Federal funds rate	0.25%	0.25%	2.08%	0.25%	2.65%	0.25%	0.25%	2.00%
3-month LIBOR(1)	0.84%	1.24%	2.75%	1.04%	3.02%	0.60%	1.19%	2.78%
2-yr U.S. Treasury	1.00%	0.89%	2.41%	0.95%	2.21%	1.12%	0.80%	2.62%
5-yr. U.S. Treasury	2.23%	1.75%	3.15%	1.99%	2.95%	2.56%	1.66%	3.33%
10-yr. U.S. Treasury	3.30%	2.70%	3.87%	3.00%	3.76%	3.54%	2.67%	3.97%
15-yr. mortgage Current coupon(2)	3.84%	3.74%	5.08%	3.79%	4.89%	4.01%	3.59%	5.35%
30-yr. mortgage current coupon(2)	4.31%	4.13%	5.58%	4.22%	5.48%	4.63%	3.89%	5.85%

Note:

(1)	LIBOR - London Interbank Offered Rate
(2)	Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.

The Bank is also heavily affected by the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. As of June 30, 2009, 49.7% of the Bank’s eligible collateral value, after collateral weightings, was concentrated in 1-4 single family residential mortgage loans or multi-family residential mortgage loans, compared with 45.5% at December 31, 2008. The remaining 50.3% at June 30, 2009 was concentrated in other real-estate related collateral and high quality investment securities, compared to 54.5% at December 31, 2008. For the top ten borrowers, 1-4 single family residential mortgage loans or multi-family residential mortgage loans accounted for 57.0% of total eligible collateral, after collateral weightings, at June 30, 2009, compared to 47.3% at December 31, 2008. The remaining 43.0% at June 30, 2009 was concentrated in other real-estate related collateral and high quality investment securities, compared to 52.7% at December 31, 2008. In addition, as of June 30, 2009, the Bank’s private label MBS portfolio represented 8.9% of total assets, while net mortgage loans held for portfolio represented 7.3% of total assets. At December 31, 2008, the comparable percentages were 9.4% and 6.8%, respectively.

The Bank continues to have high concentrations of its loans to members portfolio outstanding to its top ten borrowers. The Bank’s loans to members portfolio declined from December 31, 2008 to June 30, 2009, decreasing $16.4 billion, or 26.4%, due to a slowing of new loan growth and increased access by members to other government funding sources.

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

Management determined that it was in the Bank’s best interest to declare an event of default and designate September 19, 2008 as the early termination date of the Bank’s agreement with LBSF, as provided for in the agreement. Accordingly, all LBSF derivatives were legally terminated at that time and the Bank began the process of obtaining third party quotes for all of the derivatives in order to settle its position with LBSF in accordance with the International Swaps Dealers Association, Inc. (ISDA) Master Agreement (Master Agreement). The Bank sent a final settlement notice to LBSF and demanded return of the balance of posted Bank collateral, which, including dealer quotes for all trades, the collateral position, and the applicable accrued interest netted to an approximate $41.5 million receivable from LBSF.

The Bank filed an adversary proceeding against LBSF and J.P. Morgan Chase Bank, N.A. (JP Morgan) to return the cash collateral posted by the Bank associated with the derivative contracts. See discussion within Item 3. Legal Proceedings in the Bank’s 2008 Annual Report filed on Form 10-K for more information with respect to the proceeding. In its Third Quarter 2008 Form 10-Q and its 2008 Annual Report filed on Form 10-K, the Bank disclosed that it was probable that a loss has been incurred with respect to this receivable. However, the Bank had not recorded a reserve with respect to the receivable from LBSF because the Bank was unable to reasonably estimate the amount of loss that had been incurred. There have been continuing developments in the adversary proceeding, that have occurred since the filing of the Bank’s Form 10-K. The discovery phase of the adversary proceeding is now underway, which has provided management information related to its claim. Based on this information, management’s most probable estimated loss is $35.3 million and a reserve was recorded in first quarter 2009. As of June 30, 2009, the Bank maintained a $35.3 million reserve on this receivable as this remains the most probable estimated loss.

During discovery in the Bank’s adversary proceeding against LBSF, the Bank learned that LBSF had failed to keep the Bank’s posted collateral in a segregated account in violation of the Master Agreement between the Bank and LBSF. In fact, the posted collateral was held in a general operating account of LBSF the balances of which were routinely swept to other Lehman Brother entities, including Lehman Brothers Holdings, Inc. among others. After discovering that the Bank’s posted collateral was transferred to other Lehman entities and not held by JP Morgan, the Bank agreed to discontinue the LBSF adversary proceeding against JP Morgan. JP Morgan was dismissed from the Bank’s proceeding on June 26, 2009. In addition, the Bank is prepared to discontinue its LBSF adversary proceeding against LBSF, as that claim can be satisfactorily proved in the LBSF bankruptcy through the proof of claim process, which makes pursuing the adversary proceeding as against LBSF unnecessary.

The Bank has filed a new complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5% of the Bank’s capital stock as of June 30, 2009.

Financial Highlights

The Statement of Operations data for the three and six months ended June 30, 2009 and 2008 and the Condensed Statement of Condition data as of June 30, 2009 are unaudited and were derived from the financial statements included in this report. The Condensed Statement of Condition data as of December 31, 2008 was derived from the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

Statement of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2009	2008	2009	2008
Net interest income before provision for credit losses	$75.9	$88.6	$132.3	$178.3
Provision for credit losses	1.1	2.1	1.5	3.4
Net OTTI losses	(39.3)	-	(69.8)	-
Net gains (losses) on derivatives and hedging activities	12.4	(0.7)	11.2	3.7
Contingency reserve	-	-	(35.3)	-
All other income	2.5	1.9	5.1	2.9
Other expense	15.3	15.6	30.5	31.1

Income before assessments	35.1	72.1	11.5	150.4
Assessments	3.0	19.1	3.0	39.9

Net income	$32.1	$53.0	$8.5	$110.5

Earnings per share (1)	$0.80	$1.31	$0.21	$2.70

Dividends	$-	$38.4	$-	$86.4
Weighted average dividend rate (2)	-	3.75%	-	4.36%
Return on average capital	3.31%	4.89%	0.42%	5.07%
Return on average assets	0.16%	0.21%	0.02%	0.22%
Net interest margin (3)	0.39%	0.36%	0.33%	0.36%
Total period-end capital to period-end assets (4)	4.59%	4.37%	4.59%	4.37%
Total average capital to average assets	4.88%	4.31%	4.81%	4.29%

Notes:

(1)	Earnings per share calculated based on net income.
(2)	Weighted average dividend rates are calculated as annualized dividends paid in the period divided by the average capital stock balance outstanding during the period on which the dividend is based.
(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(4)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive loss as a percentage of total assets at period end.

Condensed Statement of Condition

	June 30,	December 31,
(in millions)	2009	2008
Loans to members	$45,799.6	$62,153.4
Investments - Federal funds sold, interest-earning deposits and investment securities (1)	24,444.3	21,798.1
Mortgage loans held for portfolio, net	5,607.5	6,165.3
Prepaid REFCORP assessment	37.5	39.6
Total assets	76,401.6	90,805.9
Deposits and other borrowings (2)	2,105.4	1,491.1
Consolidated obligations, net (3)	69,628.6	84,263.0
AHP payable	32.7	43.4
Capital stock-putable	4,007.1	3,981.7
Retained earnings	434.9	170.5
Accumulated other comprehensive loss	(938.1)	(17.3)
Total capital	3,503.9	4,134.9

Notes:

(1)	None of these securities were purchased under agreements to resell.
(2)	Includes mandatorily redeemable capital stock.
(3)	Aggregate FHLB System-wide consolidated obligations (at par) were $1.1 trillion and $1.3 trillion at June 30, 2009 and December 31, 2008, respectively.

Forward-Looking Information

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank loans to members; an increase in loans to members prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of the Bank’s quarterly report filed on Form 10-Q for First Quarter 2009, as well as Risk Factors in Item 1A of the Bank’s 2008 Annual Report filed on Form 10-K.

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report filed on Form 10-Q as well as the audited financial statements and analysis for the year ended December 31, 2008, included in the Bank’s 2008 Annual Report filed on Form 10-K.

Summary of Financial Results

Net Income and Return on Capital.  The Bank’s second quarter 2009 net income was $32.1 million, a decrease of $20.9 million, or 39.4%, compared to second quarter 2008. This decrease was primarily driven by OTTI credit losses on the Bank’s investment portfolio and lower net interest income. The Bank’s return on average capital declined to 3.31% in the second quarter of 2009, down from 4.89% in the same year-ago period. While both net income and average capital declined in the quarter-over-quarter comparison, net income declined at a higher rate than average capital. This resulted in a decrease in the Bank’s return on average capital.

Net income for the six months ended June 30, 2009 was $8.5 million, a decrease of $102.0 million, or 92.3%, over the prior year results, driven by OTTI credit losses, the LBSF contingency reserve and lower net interest income. The Bank’s return on average capital for the six months ended June 30, 2009 declined to 0.42%, down from 5.07% in the same year-ago period. The significant decline in year-to-date net income drove the year-to-date June 2009 return on average capital down significantly.

Details of the Statement of Operations are presented more fully below.

Dividend Rate.  Management regards quarterly dividend payments as an important vehicle through which a direct investment return is provided to the Bank’s members. On December 23, 2008, the Bank announced its decision to voluntarily suspend payment of dividends for the foreseeable future. Therefore, there were no dividends declared or paid in the first six months of 2009. The Bank’s weighted average dividend rate was 3.75% in the second quarter of 2008 and 4.36% for the six months ended June 30, 2008. See additional discussion regarding dividends and retained earnings levels in the “Financial Condition” section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report filed on Form 10-Q.

Net Interest Income

The following table summarizes the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three and six months ended June 30, 2009 and 2008.

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended June 30,
	2009			2008
			Avg.			Avg.
		Interest	Yield/		Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance(1)	Expense	(%)	Balance(1)	Expense	(%)
Assets
Federal funds sold(2)	$114.3	$0.1	0.17	$4,015.1	$20.1	2.02
Interest-earning deposits	8,050.6	5.0	0.25	406.7	2.2	2.16
Investment securities(3)	16,216.0	143.3	3.55	19,692.2	209.0	4.27
Loans to members(4)	47,277.1	169.9	1.44	68,345.4	490.3	2.89
Mortgage loans held for portfolio(5)	5,790.2	70.3	4.87	6,081.1	77.9	5.15

Total interest-earning assets	77,448.2	388.6	2.01	98,540.5	799.5	3.26
Allowance for credit losses	(15.3)			(9.1)
Other assets(4)(5)(6)	2,234.1			2,508.7

Total assets	$79,667.0			$101,040.1

Liabilities and capital
Deposits	$1,832.8	$0.4	0.09	$2,028.4	$10.0	1.98
Consolidated obligation discount notes	15,859.8	8.8	0.22	27,488.6	157.1	2.30
Consolidated obligation bonds(4)	55,465.2	303.5	2.20	65,181.5	543.7	3.35
Other borrowings	8.5	-	0.79	7.0	0.1	4.13

Total interest-bearing liabilities	73,166.3	312.7	1.71	94,705.5	710.9	3.02
Other liabilities(4)	2,616.4			1,981.4
Total capital	3,884.3			4,353.2

Total liabilities and capital	$79,667.0			$101,040.1

Net interest spread			0.30			0.24
Impact of noninterest-bearing funds			0.09			0.12

Net interest income/ net interest margin		$75.9	0.39		$88.6	0.36

Notes:

(1)	Average balances do not reflect the impact of reclassifications due to FIN 39-1; average balances do, however, reflect the reclassification of certificates of deposit to investments as described in Note 3 to the audited financial statement in the Bank’s 2008 Annual Report filed on Form 10-K.
(2)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks and securities sold under agreement to repurchase.
(3)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in accumulated other comprehensive loss.
(4)	Average balances reflect reclassification of noninterest-earning/noninterest-bearing hedge accounting adjustments to other assets or other liabilities.
(5)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.
(6)	The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.

Net interest income was $75.9 million for second quarter 2009, a decline of $12.7 million, or 14.3%, from the same year-ago period. Falling interest rates combined with lower volumes drove the decline. Total average interest-earning assets declined $21.1 billion, or 21.4%, to $77.4 billion for second quarter 2009 compared to $98.5 billion for the same year-ago period. Lower demand for loans to members was the primary driver of this decline. Total average loans to members were $47.3 billion for the second quarter 2009 compared to $68.3 billion for the same year-ago period. The demand for loans to members has declined as the economy continued to slow and alternative sources of liquidity have become available to members via various new government programs and initiatives.

Although net interest income declined quarter-over-quarter, the net interest spread and net interest margin both improved in the comparison. The overall yield on interest-earning assets declined 125 basis points to 2.01%; however the overall rate paid on interest-bearing liabilities declined 131 basis points to 1.71%, resulting in a 6 basis point improvement in the net interest spread. The net interest margin increased 3 basis points, to 0.39%, from second quarter 2008 to second quarter 2009. The improvement in net interest margin was due to the relatively lower rates paid on interest-bearing liabilities. This decrease was due to the replacement of long-term maturing debt with lower-cost funding, resulting in lower interest expense and a wider spread earned on the mortgage loans portfolio. A portion of the portfolio was funded with short-term debt, mostly discount notes, the rates on which have benefited in the financial crisis. The rates paid on the Bank’s discount notes have fallen significantly in the quarter-over-quarter comparison, down to 0.22% for the second quarter 2009 from 2.30% for the same year-ago period. This benefit was partially offset by lower yields on noninterest-bearing funds (capital stock) which are typically invested in short-term assets. During second quarter 2008, the Bank earned 2.02% on investments in Federal funds sold. Late in fourth quarter 2008, yields on Federal funds sold declined drastically and the Bank shifted much of its overnight investments to interest-earning FRB accounts. During second quarter 2009, the Bank earned approximately 0.25% on this type of investment, which is in interest-earning deposits in the table above. Beginning in July 2009, the FRB no longer pays interest on these excess balances it holds on the Bank’s behalf. The Bank is exploring other alternative opportunities for its noninterest-bearing funds. Additional details and analysis regarding the shift in the mix of these categories is included in the Rate/Volume Analysis discussion below.

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Six Months Ended June 30,
	2009			2008
			Avg.			Avg.
		Interest	Yield/		Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance(1)	Expense	(%)	Balance(1)	Expense	(%)
Assets
Federal funds sold(2)	$64.4	$0.1	0.17	$4,089.2	$53.1	2.61
Interest-earning deposits	8,839.8	10.8	0.25	463.4	6.1	2.66
Investment securities(3)	15,636.3	296.7	3.83	19,630.8	441.1	4.52
Loans to members(4)	50,735.8	411.6	1.64	69,380.5	1,212.3	3.51
Mortgage loans held for portfolio(5)	5,936.7	147.2	5.00	6,125.4	157.3	5.16

Total interest-earning assets	81,213.0	866.4	2.15	99,689.3	1,869.9	3.77
Allowance for credit losses	(14.6)			(8.5)
Other assets(4)(5)(6)	2,503.7			2,578.0

Total assets	$83,702.1			$102,258.8

Liabilities and capital
Deposits	$1,789.1	$0.8	0.09	$2,032.9	$25.3	2.51
Consolidated obligation discount notes	16,858.0	33.6	0.40	30,755.9	452.4	2.96
Consolidated obligation bonds(4)	58,292.7	699.7	2.42	63,048.4	1,213.7	3.87
Other borrowings	7.3	-	0.94	5.5	0.2	5.21

Total interest-bearing liabilities	76,947.1	734.1	1.92	95,842.7	1,691.6	3.55
Other liabilities(4)	2,732.5			2,030.9
Total capital	4,022.5			4,385.2

Total liabilities and capital	$83,702.1			$102,258.8

Net interest spread			0.23			0.22
Impact of noninterest- bearing funds			0.10			0.14

Net interest income/ net interest margin		$132.3	0.33		$178.3	0.36

Notes:

(1)	Average balances do not reflect the impact of reclassifications due to FIN 39-1; average balances do, however, reflect the reclassification of certificates of deposit to investments as described in Note 3 to the audited financial statement in the Bank’s 2008 Annual Report filed on Form 10-K.
(2)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks and securities sold under agreement to repurchase.
(3)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in accumulated other comprehensive loss.
(4)	Average balances reflect reclassification of noninterest-earning/noninterest-bearing hedge accounting adjustments to other assets or other liabilities.
(5)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.
(6)	The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.

Net interest income was $132.3 million for the six months ended June 30, 2009, a decline of $46.0 million, or 25.8%, from the same year-ago period. Falling interest rates combined with lower volumes were the drivers of this decline. Total average interest-earning assets declined $18.5 billion, or 18.5%, to $81.2 billion for the six months ended June 30, 2009 compared to $99.7 billion for the same year-ago period. Lower demand for loans to members was the primary driver of this decline. Total average loans to members were $50.7 billion for the six months ended June 30, 2009, compared to $69.4 billion for the same year-ago period. The demand for loans to members declined as the economy continued to slow and alternative sources of liquidity became available to members from various new government programs and initiatives.

Net interest margin declined 3 basis points to 0.33% compared to 0.36% a year ago. The decline was primarily a result of lower yields on noninterest-bearing funds (capital stock) which are typically invested in short-term assets. During the six months ended June 30, 2008 the Bank generally invested its noninterest-bearing funds in Federal funds sold which earned 261 basis points on average balances. In comparison, due to the drastic decline in yields on Federal funds sold, the Bank shifted virtually all of its investments in Federal funds sold to interest-earning FRB accounts which earned a 25 basis point yield for the six months ended June 30, 2009. Beginning in July 2009, the FRB no longer pays interest on these excess balances that it holds on the Bank’s behalf. The Bank is exploring other alternative opportunities for its noninterest-bearing funds. Partially offsetting this unfavorable impact was the wider spread earned on the mortgage portfolio. Yields on the MBS and mortgage loan portfolios have remained relatively flat year-over-year as prepayments have been slow on these assets and additional purchases have been minor. However, a portion of this portfolio was funded with short-term debt, mostly discount notes, the rates on which have benefited in the current financial crisis. The rates paid on the Bank’s discount notes have fallen significantly in the year-over-year comparison, down to 0.40% for the six months ended June 30, 2009 from 2.96% for the same year-ago period. Additional details and analysis regarding the shift in the mix of these categories is included in the Rate/Volume Analysis discussion below.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2009 and 2008.

	Increase (Decrease) in Interest Income/Expense Due to Changes
	in Rate/Volume
	Three Months Ended June 30			Six Months Ended June 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(4.5)	$(15.5)	$(20.0)	$(10.5)	$(42.5)	$(53.0)
Interest-earning deposits	0.7	2.1	2.8	1.0	3.7	4.7
Investment securities	(40.3)	(25.4)	(65.7)	(86.8)	(57.6)	(144.4)
Loans to members	(112.0)	(208.4)	(320.4)	(241.6)	(559.1)	(800.7)
Mortgage loans held for portfolio	(6.3)	(1.3)	(7.6)	(8.9)	(1.2)	(10.1)
Other(1)	(7.0)	7.0	-	(4.0)	4.0	-

Total interest-earning assets	(169.4)	(241.5)	(410.9)	(350.8)	(652.7)	(1,003.5)

Interest-bearing deposits	(2.2)	(7.4)	(9.6)	(5.0)	(19.5)	(24.5)
Consolidated obligation discount notes	(36.1)	(112.2)	(148.3)	(93.7)	(325.1)	(418.8)
Consolidated obligation bonds	(109.8)	(130.4)	(240.2)	(205.2)	(308.8)	(514.0)
Other borrowings	-	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)
Other(1)	(12.1)	12.1	-	(33.3)	33.3	-

Total interest-bearing liabilities	(160.2)	(238.0)	(398.2)	(337.3)	(620.2)	(957.5)

Total increase (decrease) in net interest income	$(9.2)	$(3.5)	$(12.7)	$(13.5)	$(32.5)	$(46.0)

Note:

(1)	Total interest income/expense rate and volume amounts are calculated values. The difference between the weighted average total amounts and the individual balance sheet components is reported in other above.

Net interest income decreased $12.7 million from second quarter 2008 to second quarter 2009, driven by both volume of and rates on interest-earning assets and interest-bearing liabilities. Total interest income decreased $410.9 million in the quarter-over-quarter comparison. This decline included a decrease of $241.5 million due to rate and $169.4 million due to volume, both driven primarily by the loans to members portfolio. Total interest expense decreased $398.2 million in the same comparison, including a rate impact of $238.0 million and a volume impact of $160.2 million, both due to the consolidated obligation bonds and discount notes portfolios, which are discussed in more detail below.

For the six months ended June 30, 2009, net interest income decreased $46.0 million, also driven by both volume of and rates on interest-earning assets and interest-bearing liabilities. Total interest income decreased $1.0 billion in the year-over-year comparison, including $652.7 million due to rate and $350.8 due to volume, both primarily related to the loans to members portfolio. Total interest expense decreased $957.5 million in the same comparison, including $620.2 million driven by rate and $337.3 million driven by volume. Both decreases were related to the impact of the consolidated obligation bonds and discount notes portfolios, which are discussed in more detail below.

Federal funds sold decreased $3.9 billion from second quarter 2008 to second quarter 2009 and were replaced with interest-earning deposits at the FRB due to the more favorable rates offered. Interest-earning deposits increased $7.6 billion; however, interest income on the portfolio only increased $2.8 million in the quarter-over-quarter comparison. The significant increase in volume was offset by the 191 basis point decline in yield. For the six months ended June 30, 2009, Federal funds sold decreased $4.0 billion from the same prior year period, again a result of a shift to interest-earning deposits due to favorable rates paid on FRB balances. Interest-earning deposits increased $8.4 billion, although related interest income only increased $4.7 million. The decrease in the yield on interest-earning deposits in both the quarter-over-quarter and year-over-year comparisons reflects the significant downward change in overall short-term rates, as evidenced in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q. The net $3.7 billion and $4.4 billion increases in balances between these two categories in the quarter-over-quarter and year-over-year comparisons, respectively, reflect the Bank’s continued strategy in part to maintain a strong liquidity position in short-term investments in order to meet members’ loan demand under conditions of market stress and to maintain adequate liquidity in accordance with Finance Agency guidance and Bank policies.

The decrease in the second quarter 2009 average investment securities portfolio balance compared to second quarter 2008 was $3.5 billion, or 17.7%; correspondingly, the interest income on this portfolio decreased $65.7 million, driven primarily by volume. Additionally, yields fell 72 basis points, which also contributed to the decline. The average investment securities portfolio balance for the six months ended June 30, 2009 decreased $4.0 billion, or 20.3% from the same prior year period. In the same year-over-year comparison, interest income decreased $144.4 million, driven by a decrease in volume and a 69 basis point decline in yields. As rates fell, the corresponding yield on money market investments was down significantly quarter-over-quarter and year-over-year, accounting for the overall decline in yield on investments. The investment securities portfolio includes trading, available-for-sale and held-to-maturity securities, the majority of which are held-to-maturity. The decrease in investments quarter-over-quarter was due to declining certificates of deposit balances and run-off of the held-to-maturity MBS portfolio as well as credit-related OTTI recorded on certain private label MBS. The Bank has been cautious toward investments linked to the U.S. housing market, including MBS. The Bank purchased only $200 million and $475 million of agency MBS in the three and six months ended June 30, 2009, respectively.

The average loans to members portfolio decreased significantly from second quarter 2008 to second quarter 2009, declining $21.1 billion, or 30.8%, in the comparison. This decline in volume, coupled with a 145 basis point decrease in the yield, resulted in a $320.4 million decline in interest income on this portfolio quarter-over-quarter. For the six months ended June 30, 2009, the average loans to members portfolio declined $18.6 billion, or 26.9%, over the same prior year period. This volume decrease, as well as a 187 basis point decline in the yield on the portfolio, resulted in an $800.7 million decline in interest income year-over-year. During the second half of 2007 and continuing into the first half of 2008, the Bank experienced unprecedented growth in the loans to members portfolio due to instability in the credit market, which resulted in increased demand from members for liquidity. This demand leveled off in the second and third quarter of 2008. Loan demand began to decline in the fourth quarter of 2008 and continued into the first six months of 2009, as members grew core deposits and gained access to additional liquidity from the FRB and other government programs that only became available in the second half of 2008. The interest income on this portfolio was significantly impacted by the decline in short-term rates, the decrease of which is presented in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q. Specific mix changes within the portfolio are discussed more fully below under “Loans to Members Portfolio Detail.”

The mortgage loans held for portfolio balance declined in the comparison, decreasing $290.9 million, or 4.8%, from second quarter 2008 to second quarter 2009. The related interest income on this portfolio declined $7.6 million quarter-over-quarter. For the six months ended June 30, 2009, the mortgage loans held for portfolio balance decreased $188.7 million, or 3.1%, from the same prior year period. The corresponding interest income declined $10.1 million in the same comparison. The volume of mortgages purchased from members was steady from quarter-to-quarter, but was outpaced by acceleration in the run-off of the existing portfolio. The decline in interest income was due almost entirely to a lower average portfolio balance.

Interest-bearing deposits decreased $195.6 million, or 9.6%, from second quarter 2008 to second quarter 2009, with a corresponding decrease in interest expense of $9.6 million, driven primarily by the 189 basis point decline in rates paid. For the six months ended June 30, 2009, interest-bearing deposits decreased $243.8 million, or 12.0%, from the same prior year period. Interest expense on interest-bearing deposits decreased $24.5 million in the year-over-year comparison driven by a 242 basis point decline in rates paid. Average interest-bearing deposit balances fluctuate periodically and are driven by member activity.

The consolidated obligations portfolio balance decreased in both the quarter-over-quarter and year-over-year comparisons. The second quarter 2009 discount notes average balance decreased $11.6 billion, or 42.3%, compared to the second quarter 2008 average balance, while the average bonds balance for second quarter 2009 decreased $9.7 billion, or 14.9%, compared to second quarter 2008. For the six months ended June 30, 2009, average discount notes decreased $13.9 billion, or 45.2%, compared to the same prior year period, while average bonds decreased $4.8 billion, or 7.5%, in the same comparison. These declines in discount notes were consistent with the decline in short-term loan demand from members as noted above. Interest expense on discount notes decreased $148.3 million from second quarter 2008 to second quarter 2009. For the six months ended June 30, 2009, interest expense on discount notes decreased $418.8 million from the same year-ago period. These decreases were partially attributable to the volume decline, but primarily due to the 208 and 256 basis point declines in rates paid in the quarter-over-quarter and year-over-year, respectively. The declines in rates paid were consistent with the general decline in short-term rates as previously mentioned. Interest expense on bonds decreased $240.2 million quarter-over-quarter and $514.0 million year-over-year. The decreases in rates paid on bonds of 115 and 145 basis points, respectively, were responsible for the majority of the declines. A portion of the bond portfolio is swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. Market conditions continued to impact spreads on the Bank’s consolidated obligations. Bond spreads were volatile in the beginning of 2009 and the Bank had experienced some obstacles in attempting to issue longer-term debt as investors had been reluctant to buy longer-term GSE obligations. However, investor demand for shorter-term GSE debt was strong in the first six months of 2009 and the Bank continued to be able to issue discount notes at attractive rates as needed. The Bank has also experienced an increase in demand for debt with maturities ranging from one to three years during the second quarter of 2009. See details regarding the impact of swaps on the quarterly rates paid in the “Net Interest Income Derivatives Effects” discussion below.

For additional information, see the Liquidity and Funding Risk discussion in “Risk Management” in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

Average Loans to Members Portfolio Detail

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)
Product	2009	2008	2009	2008
RepoPlus	$2,069.0	$7,975.8	$2,745.2	$9,834.7
Mid-Term RepoPlus	21,286.5	34,726.7	23,196.4	34,348.2
Term Loans	13,528.4	12,792.7	14,032.3	12,133.7
Convertible Select	7,314.8	9,458.3	7,350.1	9,420.3
Hedge Select	113.0	160.0	131.4	160.0
Returnable	2,924.6	3,232.8	3,236.4	3,484.5

Total par value	$47,236.3	$68,346.3	$50,691.8	$69,381.4

The par value of the Bank’s average loans to member portfolio decreased 30.9% in second quarter 2009 from second quarter 2008 and 26.9% in the six months ended June 30, 2009 from the same prior year period. The most significant percentage decrease in both the quarter-over-quarter and year-over-year comparisons was in the RepoPlus product, which decreased $5.9 billion, or 74.1%, and $7.1 billion, or 72.1%, respectively. The most significant dollar decrease in both comparisons was in the Mid-Term RepoPlus product which decreased $13.4 billion, or 38.7%, and $11.2 billion, or 32.5%, respectively.

Average balances for the RepoPlus and Mid-Term RepoPlus products decreased in 2009 as members gained access to additional liquidity from the FRBs and other government programs that became available in the second half of 2008. Members have also taken other actions during the credit crisis, such as raising core deposits and reducing the size of their balance sheets. The majority of the decline was driven by decreases in average loans to members of the Bank’s larger borrowers, with five banks reducing their total average loans outstanding by more than $14.6 billion.

Increases in Term Loans in both the quarter-over-quarter and year-over-year comparisons were primarily driven by a decline in interest rates; members elected to lock in lower rates on longer-term funding when possible. In addition, certain members had funding needs for term liquidity.

As of June 30, 2009, 35.2% of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 37.0% at December 31, 2008. Details of the portfolio components are included in Note 6 to the unaudited financial statements in this report filed on Form 10-Q.

The ability to grow the loans to members portfolio may be affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership itself; (3) the Bank’s liquidity position and how management chooses to fund the Bank; (4) current, as well as future, credit market conditions and the Bank’s pricing levels on loans to members; (5) member reaction to the Bank’s voluntary decision to suspend dividend payments and excess capital stock repurchases until further notice; (6) actions of the U.S. government which have created additional competition; (7) housing market trends; and (8) the shape of the yield curve.

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

The Bank accepts various forms of collateral including, but not limited to, AAA-rated investment securities and residential mortgage loans. In light of recent market conditions, the Bank recognizes that there is the potential for an increase in the credit risk of the portfolio. However, the Bank continues to monitor its collateral position and the related policies and procedures, to help ensure adequate collateral coverage. The Bank believes it was fully secured as of June 30, 2009. For more information on collateral, see the “Loan Products” discussion in “Overview” and the Credit and Counterparty Risk discussion in “Risk Management” in this Item 2. Management’s Discussion and Analysis, both in this report filed on Form 10-Q.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the three and six months ended June 30, 2009 and 2008. Derivative and hedging activities are discussed below in the “Other Income (Loss)” section.

Three Months Ended
June 30, 2009			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets:
Loans to members	$47,277.1	$169.9	1.44	$456.5	3.87	$(286.6)	(2.43)
Mortgage loans held for portfolio	5,790.2	70.3	4.87	71.7	4.97	(1.4)	(0.10)
All other interest-earning assets	24,380.9	148.4	2.44	148.4	2.44	-	-

Total interest-earning assets	$77,448.2	$388.6	2.01	$676.6	3.50	$(288.0)	(1.49)

Liabilities and capital:
Consolidated obligation bonds	$55,465.2	$303.5	2.20	$401.9	2.91	$(98.4)	(0.71)
All other interest-bearing liabilities	17,701.1	9.2	0.21	9.2	0.21	-	-

Total interest-bearing liabilities	$73,166.3	$312.7	1.71	$411.1	2.25	$(98.4)	(0.54)

Net interest income/net interest spread		$75.9	0.30	$265.5	1.25	$(189.6)	(0.95)

Note:

(1)	Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

Three Months Ended
June 30, 2008			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
		Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Average Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets:
Loans to members	$68,345.4	$490.3	2.89	$677.7	3.99	$(187.4)	(1.10)
Mortgage loans held for portfolio	6,081.1	77.9	5.15	78.8	5.20	(0.9)	(0.05)
All other interest-earning assets	24,114.0	231.3	3.86	231.3	3.86	-	-

Total interest-earning assets	$98,540.5	$799.5	3.26	$987.8	4.03	$(188.3)	(0.77)

Liabilities and capital:
Consolidated obligation bonds	$65,181.5	$543.7	3.35	$651.7	4.02	$(108.0)	(0.67)
All other interest-bearing liabilities	29,524.0	167.2	2.28	167.2	2.28	-	-

Total interest-bearing liabilities	$94,705.5	$710.9	3.02	$818.9	3.48	$(108.0)	(0.46)

Net interest income/net interest spread		$88.6	0.24	$168.9	0.55	$(80.3)	(0.31)

Note:

(1)	Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

Six Months Ended
June 30, 2009			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
		Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Average Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets:
Loans to members	$50,735.8	$411.6	1.64	$955.6	3.80	$(544.0)	(2.16)
Mortgage loans held for portfolio	5,936.7	147.2	5.00	149.4	5.07	(2.2)	(0.07)
All other interest-earning assets	24,540.5	307.6	2.53	307.6	2.53	-	-

Total interest-earning assets	$81,213.0	$866.4	2.15	$1,412.6	3.51	$(546.2)	(1.36)

Liabilities and capital:
Consolidated obligation bonds	$58,292.7	$699.7	2.42	$902.5	3.12	$(202.8)	(0.70)
All other interest-bearing liabilities	18,654.4	34.4	0.37	34.4	0.37	-	-

Total interest-bearing liabilities	$76,947.1	$734.1	1.92	$936.9	2.46	$(202.8)	(0.54)

Net interest income/net interest spread		$132.3	0.23	$475.7	1.05	$(343.4)	(0.82)

Note:

(1)	Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

Six Months Ended
June 30, 2008			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
		Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Average Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets:
Loans to members	$69,380.5	$1,212.3	3.51	$1,450.9	4.21	$(238.6)	(0.70)
Mortgage loans held for portfolio	6,125.4	157.3	5.16	158.9	5.22	(1.6)	(0.06)
All other interest-earning assets	24,183.4	500.3	4.16	500.3	4.16	-	-

Total interest-earning assets	$99,689.3	$1,869.9	3.77	$2,110.1	4.26	$(240.2)	(0.49)

Liabilities and capital:
Consolidated obligation bonds	$63,048.4	$1,213.7	3.87	$1,358.6	4.33	$(144.9)	(0.46)
All other interest-bearing liabilities	32,794.3	477.9	2.93	477.9	2.93	-	-

Total interest-bearing liabilities	$95,842.7	$1,691.6	3.55	$1,836.5	3.85	$(144.9)	(0.30)

Net interest income/net interest spread		$178.3	0.22	$273.6	0.41	$(95.3)	(0.19)

Note:

(1)	Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

The Bank uses derivatives to hedge the fair market value changes attributable to the change in the LIBOR benchmark interest rate. The hedge strategy generally uses interest rate swaps to hedge a portion of loans to members and consolidated obligation bonds which convert the interest rates on those instruments from a fixed rate to a variable rate based on 3-month LIBOR. The purpose of this strategy is to protect the interest rate spread. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income. The variances in the loans to members and consolidated obligation derivative impacts from period to period are driven by the change in average 3-month LIBOR, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

For second quarter 2009, the impact of derivatives decreased net interest income $189.6 million and reduced the interest rate spread 95 basis points, compared to a reduction to net interest income of $80.3 million and a reduction to the interest rate spread of 31 basis points for second quarter 2008. This decline was driven by a 191 basis point decrease in average 3-month LIBOR combined with the higher level of hedged loans relative to hedged consolidated obligations. This unfavorable variance was partially offset by the interest rate changes to variable-rate debt.

For the six months ended June 30, 2009, the impact of derivatives decreased net interest income $343.4 million and reduced the interest rate spread 82 basis points, compared to a decrease in net interest income of $95.3 million and a reduction to the interest rate spread of 19 basis points for the same prior year period. This decline was driven by a 198 basis point decrease in average 3-month LIBOR combined with the higher level of hedged loans relative to hedged consolidated obligations. This unfavorable variance was partially offset by the interest rate changes to variable-rate debt.

The mortgage loans held for portfolio derivative impact for all periods presented was affected by the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF program.

Other Income (Loss)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2009	2008	% Change	2009	2008	% Change
Services fees	$0.6	$0.9	(33.3)	$1.2	$1.9	(36.8)
Net losses on trading securities	(0.3)	-	n/m	(0.3)	(0.3)	-
Net gains (losses) on derivatives and hedging activities	12.4	(0.7)	n/m	11.2	3.7	202.7
Total OTTI losses	(460.2)	-	n/m	(785.0)	-	n/m
Portion of OTTI losses recognized in other comprehensive loss	420.9	-	n/m	715.2	-	n/m

Net OTTI credit losses	(39.3)	-	n/m	(69.8)	-	n/m
Contingency reserve	-	-	-	(35.3)	-	n/m
Other income, net	2.2	1.0	120.0	4.2	1.3	223.1

Total other income (loss)	$(24.4)	$1.2	n/m	$(88.8)	$6.6	n/m

n/m - not meaningful

Second quarter 2009 financial results included total other losses of $24.4 million, compared to total other income of $1.2 million in second quarter 2008. Service fees declined in the year-over-year comparison due to the Bank’s transition out of the Coin and Currency business in July 2008. The second quarter 2009 net gains on derivatives and hedging activities totaled $12.4 million compared to losses of $0.7 million in second quarter 2008. Net OTTI credit losses for 2009 represented the credit loss portion of the OTTI charges taken on the private label MBS portfolio in second quarter 2009. There were no impairment charges in the same prior year period. Other income, net increased $1.2 million in the quarter-over-quarter comparison, primarily due to an increase in standby letter of credit fees during second quarter 2009.

Year-to-date June 2009 financial results included total other losses of $88.8 million, compared to total other income of $6.6 million for year-to-date June 2008. Service fees declined in the year-over-year comparison due to the Bank’s transition out of the Coin and Currency business in July 2008. The year-to-date June 2009 net gains on derivatives and hedging activities totaled $11.2 million compared to $3.7 million for the same prior year period. Net OTTI credit losses for 2009 represented the credit loss portion of the OTTI charges taken on the private label MBS portfolio in the first six months of 2009. There were no impairment charges in the same prior year period. The $35.3 million contingency reserve represents the establishment of a contingency reserve for the Bank’s LBSF receivable in first quarter 2009. Other income, net increased $2.9 million in the year-over-year comparison, primarily due to an increase in standby letter of credit fees during the first six months of 2009.

See additional discussion regarding OTTI charges in “Critical Accounting Policies” in this Item 2. Management’s Discussion and Analysis and Note 5 to the unaudited financial statements, both in this report filed on Form 10-Q. See additional discussion regarding the LBSF receivable and reserve in the Current Financial and Mortgage Events and Trends disclosure of the “Overview” section in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q. The activity related to net gains (losses) on derivatives and hedging activities is discussed in more detail below.

Derivatives and Hedging Activities.  The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(in millions)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Derivatives and hedged items in SFAS 133 fair value hedging relationships
Loans to members	$10.0	$(4.6)	$(9.2)	$(4.3)
Consolidated obligations	2.1	4.0	19.5	9.7

Total net gain (loss) related to fair value hedge ineffectiveness	12.1	(0.6)	10.3	5.4

Derivatives not designated as hedging instruments under SFAS 133
Economic hedges	(1.1)	0.5	(2.5)	(1.4)
Mortgage delivery commitments	1.1	(0.6)	3.0	(0.5)
Intermediary transactions	-	-	-	-
Other	0.3	-	0.4	0.2

Total net gain (loss) related to derivatives not designated as hedging instruments under SFAS 133	0.3	(0.1)	0.9	(1.7)

Net gains (losses) on derivatives and hedging activities	$12.4	$(0.7)	$11.2	$3.7

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligation bonds using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). For the second quarter of 2009, total ineffectiveness related to these fair value hedges resulted in a gain of $12.1 million compared to a loss of $0.6 million in the second quarter of 2008. For the six months ended June 30, 2009, total ineffectiveness related to fair value hedges resulted in a gain of $10.3 million compared to a gain of $5.4 million in the same prior year period. The overall notional amount decreased from $75.2 billion at June 30, 2008 to $51.9 billion at June 30, 2009. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a loss of $1.1 million in second quarter 2009 compared to a gain of $0.5 million in second quarter 2008. For the six months ended June 30, 2009, total amounts recorded on economic hedges resulted in a loss of $2.5 million compared to a loss of $1.4 million in the same prior year period. The overall notional amount of economic hedges decreased from $1.3 billion at June 30, 2008 to $0.8 billion at June 30, 2009.

Mortgage Delivery Commitments.  Certain mortgage purchase commitments are considered derivatives (in accordance with SFAS No. 149). When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly. Total gains relating to mortgage delivery commitments for the second quarter of 2009 were $1.1 million compared to total losses of $0.6 million for the second quarter of 2008 largely due to changing market rates. For the six months ended June 30, 2009, total gains relating to mortgage delivery commitments were $3.0 million. Net losses relating to mortgage delivery commitments for the same prior year-to-date period were $0.5 million. Total notional of the Bank’s mortgage delivery commitments decreased from $15.5 million at June 30, 2008 to $13.3 million at June 30, 2009.

Intermediary Transactions.  Derivatives in which the Bank is an intermediary may arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. Net gains on intermediary activities were not significant for the three and six months ended June 30, 2009 and 2008.

Other Expense

	For the Three Months
	Ended			For the Six Months Ended
	June 30,			June 30,
(in millions)	2009	2008	% Change	2009	2008	% Change
Operating - salaries and benefits	$8.0	$9.2	(13.0)	$16.2	$18.8	(13.8)
Operating - occupancy	0.7	0.8	(12.5)	1.3	1.6	(18.8)
Operating - other	5.2	4.3	20.9	10.1	7.8	29.5
Finance Agency	0.7	0.7	-	1.5	1.5	-
Office of Finance	0.7	0.6	16.7	1.4	1.4	-

Total other expenses	$15.3	$15.6	(1.9)	$30.5	$31.1	(1.9)

Other expense totaled $15.3 million in the second quarter of 2009, compared to $15.6 million in the second quarter of 2008, a decrease of $0.3 million, or 1.9%. Excluding the operating expenses of the Finance Agency and the OF, other expenses decreased $0.4 million, or 2.8%, quarter-over-quarter, driven by a $1.2 million decline in salaries and benefits expense. Salaries and benefits expense in second quarter 2008 included a nonrecurring lump sum settlement payment related to the Bank’s nonqualified benefit plan. This was partially offset by higher other operating expenses driven primarily by higher professional fees resulting from increased consulting fees and services related in part to the Bank’s enhanced OTTI assessment process.

For the six months ended June 30, 2009, other expense totaled $30.5 million compared to $31.1 million for the same prior year period, a decrease of $0.6 million, or 1.9%. Excluding the operating expenses of the Finance Agency and the OF, other expenses decreased $0.6 million, or 2.1%, year-over-year. Year-to-date 2008 salaries and benefits expense included severance costs as well as the lump sum settlement payment noted above. Other operating expenses increased $2.3 million, or 29.5%, due to higher consulting fees and services as noted above.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the OF and a portion of the operating expenses of the Finance Agency. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations and totaled $1.4 million and $1.3 million for the three months ended June 30, 2009 and 2008, respectively. For both the six months ended

June 30, 2009 and 2008, these expenses totaled $2.9 million. The Bank has no control over the operating expenses of the Finance Agency. The FHLBanks are able to exert a limited degree of control over the operating expenses of the OF due to the fact that two directors of the OF are also FHLBank presidents.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	For the Three Months			For the Six Months
	Ended June 30,			Ended June 30,
(in ;millions)	2009	2008	% Change	2009	2008	% Change
Affordable Housing Program (AHP)	$0.9	5.9	(84.7)	$0.9	$12.3	(92.7)
REFCORP	2.1	13.2	(84.1)	2.1	27.6	(92.4)

Total assessments	$3.0	$19.1	(84.3)	$3.0	$39.9	(92.5)

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through the second quarter of 2009 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final payment during the second quarter of 2012. This date assumes that the FHLBanks pay exactly $300 million annually until 2012. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

Application of the REFCORP percentage rate as applied to earnings during the three and six months ended June 30, 2009 resulted in expense for the Bank of $2.1 million. Due to the pre-assessment loss incurred by the Bank in the first quarter of 2009, the Bank did not record any REFCORP or AHP expense for that period. For the three and six months ended June 30, 2008, the Bank incurred REFCORP expense of $13.2 million and $27.6 million, respectively. The Bank does not receive an assessment “benefit” on REFCORP and AHP assessments during annual reporting periods in which a loss is incurred.

For full year 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank is using its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. This overpayment is recorded as a prepaid asset by the Bank and reported as “prepaid REFCORP assessment” on the Statement of Condition. Over time, as the Bank uses this credit against its future REFCORP assessments, the prepaid asset will be reduced until it has been exhausted. The Bank used $2.1 million of this prepaid asset in the second quarter of 2009. If any amount of the prepaid asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining prepaid asset. The Bank’s prepaid REFCORP assessment balance at June 30, 2009 was $37.5 million.

Financial Condition

The following is Management’s Discussion and Analysis of the Bank’s financial condition at June 30, 2009 compared to December 31, 2008. This should be read in conjunction with the Bank’s unaudited interim financial statements and notes in this report and the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

Asset Composition.  As a result of declining loan demand by members, the Bank’s total assets decreased $14.4 billion, or 15.9%, to $76.4 billion at June 30, 2009, down from $90.8 billion at December 31, 2008. Loans to members decreased $16.4 billion. This decrease was partially offset by a net $3.6 billion increase in total interest-earning deposits.

Total housing finance-related assets, which include MPF Program loans, loans to members, mortgage-backed securities and other mission-related investments, decreased $18.6 billion, or 23.4%, to $61.0 billion at June 30, 2009, down from $79.6 billion at December 31, 2008. Total housing finance-related assets accounted for 79.9% of assets as of June 30, 2009 and 87.7% of assets as of December 31, 2008.

Loans to Members.  At June 30, 2009, total loans to members reflected balances of $45.8 billion to 230 borrowing members, compared to $62.2 billion of loans to 249 borrowing members at year-end 2008, a 26.4% decrease in the portfolio balance. A significant concentration of the loans continued to be generated from the Bank’s five largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base. Total loans outstanding to the Bank’s five largest members were $28.2 billion and $37.6 billion at June 30, 2009 and December 31, 2008, respectively.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the six months ended June 30, 2009 and the year ended December 31, 2008.

Member Asset Size	2009	2008
Less than $100 million	41	51
Between $100 million and $500 million	131	142
Between $500 million and $1 billion	37	39
Between $1 billion and $5 billion	30	26
Greater than $5 billion	16	16

Total borrowing members during the year	255	274

Total membership	319	323
Percent of members borrowing during the period	79.9%	84.8%
Total borrowing members with outstanding loan balances at period-end	230	249
Percent of member borrowing at period-end	72.1%	77.1%

As of June 30, 2009, the par value of the combined mid-term (Mid-Term RepoPlus) and short-term (RepoPlus) products decreased $11.4 billion, or 34.0%, to $22.1 billion, compared to $33.5 billion at December 31, 2008. These products represented 50.1% and 56.3% of the par value of the Bank’s total loans to members portfolio at June 30, 2009 and December 31, 2008, respectively. The Bank’s shorter-term loans to members decreased as a result of members’ having less need for liquidity from the Bank as they have taken actions during the credit crisis, such as raising core deposits, reducing their balance sheets, and identifying alternative sources of funds. Also, many of the Bank’s members have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing capital stock by limiting their use of the Bank’s loans to members products. As well, the recession has decreased the Bank’s members’ need for funding from the Bank. The short-term portion of the loans to members portfolio is volatile; as market conditions change rapidly, the short-term nature of these lending products could materially impact the Bank’s outstanding loan balance. See Item 1. Business in the Bank’s 2008 Annual Report filed on Form 10-K for details regarding the Bank’s various loan products.

The Bank’s longer-term loans to members, referred to as Term Loans, decreased $1.9 billion, or 12.8%, to $13.0 billion at June 30, 2009 down from $14.9 billion at December 31, 2008. These balances represented 29.4% and 25.0% of the Bank’s loans to members portfolio at June 30, 2009 and December 31, 2008, respectively. The Bank’s longer-term loans have remained relatively constant as the loans to members continue to represent a good value for the Bank’s members based on the interest rate. A number of the Bank’s members have a high percentage of long-term mortgage assets on their balance sheets; these members generally fund these assets through these longer-term borrowings with the Bank to mitigate interest rate risk. Meeting the needs of such members has been, and will continue to be, an important part of the Bank’s loans to members business.

As of June 30, 2009, the Bank’s longer-term option embedded loans to members decreased $2.1 billion to $9.0 billion as of June 30, 2009 from $11.1 billion as of December 31, 2008. These products represented 20.5% and 18.7% of the Bank’s loans to members portfolio on June 30, 2009 and December 31, 2008, respectively.

Mortgage Loans Held for Portfolio.  Net mortgage loans held for portfolio decreased 9.1% to $5.6 billion as of June 30, 2009, compared to $6.2 billion at December 31, 2008. This decrease was primarily due to the continued run-off of the portfolio, due primarily to paydowns resulting from an increase in refinancings in the low interest rate environment. This run-off more than offset the new funding activity.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table.

	June 30,	December 31,
(in millions)	2009	2008
Loans to members(1)	$45,799.6	$62,153.4
Mortgage loans held for portfolio, net(2)	5,607.5	6,165.3
Nonaccrual mortgage loans, net(3)	59.6	38.3
Mortgage loans past due 90 days or more and still accruing interest(4)	15.2	12.6
BOB loans, net(5)	11.4	11.4

Notes:

(1)	There are no loans to members balances which are past due or on nonaccrual status.
(2)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.
(3)	All nonaccrual mortgage loans are reported net of interest applied to principal.
(4)	Government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.
(5)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

The Bank has experienced an increase in its nonaccrual mortgage loans held for portfolio. Nonaccrual mortgage loans increased approximately $21.3 million, or 55.6%, from December 31, 2008 to June 30, 2009. This increase was driven by general economic conditions. The Bank increased its allowance for loan losses on these loans from $4.3 million at December 31, 2008 to $6.3 million at June 30, 2009.

Interest-Earning Deposits and Federal Funds Sold.  At June 30, 2009, these short-term investments totaled $9.2 billion, a net increase of $2.8 billion, or 44.2%, from December 31, 2008. These combined balances have continued to grow over the last two years, reflecting the Bank’s strategy to continue to increase its short-term liquidity position in part to be able to meet members’ loan demand under conditions of market stress and to maintain adequate liquidity in accordance with Finance Agency guidance and Bank policies.

Investment Securities.  Investment securities decreased $163.6 million, or 1.1%, from December 31, 2008 to June 30, 2009, primarily due to a decrease in MBS. The MBS are collateralized and are typically expected to provide a return that exceeds the return on other types of investments. The decrease in MBS was driven primarily by paydowns and/or maturities of principal as well as total OTTI losses recorded against the portfolio. The Bank continues to receive cash payments on all MBS. The increase in trading securities was driven primarily by an increase in Treasury bills and TLGP investments.

On June 30, 2009, the Bank transferred certain private label MBS with an amortized cost of $2.0 billion from its held-to-maturity portfolio to its available-for-sale portfolio. The securities transferred had OTTI credit losses recognized during the second quarter of 2009. The Bank transferred the securities to the available-for-sale portfolio to increase financial flexibility to sell these securities if management determines it is prudent to do so. The Bank has no current plans to sell these securities nor is the Bank under any requirements to sell the securities. See Note 4 to the unaudited financial statements in this report filed on Form 10-Q for additional information.

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

The following tables summarize key investment securities portfolio statistics.

	June 30,	December 31,
(in millions)	2009	2008
Trading securities:
Mutual funds offsetting deferred compensation	$6.0	$6.2
Treasury bills	678.6	-
Certificates of deposit	-	500.6
TLGP investments	250.1	-

Total trading securities	$934.7	$506.8

Available-for-sale securities:
Mortgage-backed securities	$1,253.0	$19.7

Total available-for-sale securities	$1,253.0	$19.7

Held-to-maturity securities:
Certificates of deposit	$4,550.0	$2,700.0
State or local agency obligations	627.5	636.8
U.S. government-sponsored enterprises	188.4	955.0
Mortgage-backed securities	7,727.3	10,626.2

Total held-to-maturity securities	$13,093.2	$14,918.0

Total investment securities	$15,280.9	$15,444.5

As of June 30, 2009, investment securities had the following maturity and yield characteristics.

	Carrying
(dollars in millions)	Value	Yield
Trading securities:
Mutual funds offsetting deferred compensation	$6.0	n/a
Treasury bills	678.6	0.38
TLGP investments	250.1	0.62

Total trading securities	$934.7	0.44

Available-for-sale securities:
Mortgage-backed securities	$1,253.0	5.38

Total available-for-sale securities	$1,253.0	5.38

Held-to-maturity securities:
Certificates of deposit	$4,550.0	0.69
State or local agency obligations:
Within one year	56.0	5.86
After one but within five years	78.4	5.73
After five years	493.1	2.92

Total state or local agency obligations	$627.5	3.54

U.S. government-sponsored enterprises:
Within one year	99.9	0.88
After five years	88.5	4.05

Total U.S. government-sponsored enterprises	188.4	2.37
Mortgage-backed securities	7,727.3	4.30

Total held-to-maturity securities	$13,093.2	3.00

Total investment securities	$15,280.9	3.16

n/a - not applicable

As of June 30, 2009, the Bank’s available-for-sale and held-to-maturity portfolios included combined gross unrealized losses of $2.0 billion related to noncredit loss factors. As of December 31, 2008, the available-for-sale and held-to-maturity securities portfolios included gross unrealized losses of $2.1 billion, which at that time were considered temporary. The gross unrealized losses on these portfolios resulted from ongoing market volatility, illiquidity in certain market sectors, widening credit spreads and deterioration in credit quality. In conjunction with the adoption of FSP 115-2, the Bank recorded a $255.9 million cumulative effect adjustment to accumulated other comprehensive loss. This amount represented the noncredit loss portion of OTTI recorded in fourth quarter 2008. In addition, the Bank recorded OTTI charges representing the noncredit portion of impairment, to accumulated other comprehensive loss on its held-to-maturity securities investment portfolio of $420.9 million and $715.2 million for the three and six months ended June 30, 2009, respectively. See “Critical Accounting Policies” and “Credit and Counterparty Risk - Investments” in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q for additional details.

As of June 30, 2009, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total	Total
(in millions)	Carrying Value	Fair Value
JP Morgan Mortgage Trust	$1,500.9	$1,157.5
Federal Home Loan Mortgage Corp.	1,185.3	1,217.3
Wells Fargo Mortgage Backed Securities Trust	961.1	803.3
U.S. Treasury	678.6	678.6
Government National Mortgage Association	634.2	634.6
Federal National Mortgage Association	567.8	574.0
Structured Adjustable Rate Mortgage Loan Trust	447.7	411.3
Pennsylvania Housing Finance Agency	419.1	403.6
Countrywide Home Loans, Inc.	359.2	329.8

Total	$6,753.9	$6,210.0

For additional information on the credit risk of the investment portfolio, see Credit and Counterparty Risk discussion in this section.

Deposits.  At June 30, 2009, time deposits in denominations of $100 thousand or more totaled $13.8 million. The table below presents the maturities for time deposits in denominations of $100 thousand or more.

		Over 3	Over 6
(in millions)		Months but	Months but
	3 Months	Within	Within
By Remaining Maturity at June 30, 2009	or Less	6 Months	12 Months	Thereafter	Total
Time certificates of deposit ($100,000 or more)	$0.0	$2.8	$10.5	$0.5	$13.8

Commitment and Off-balance Sheet Items.  At June 30, 2009, the Bank was obligated to fund approximately $11.6 million in additional loans to members, $13.3 million of mortgage loans and $10.8 billion in outstanding standby letters of credit, and was obligated to issue $1.5 billion in consolidated obligations. The Bank does not have any off-balance sheet special purpose entities or any other type of off-balance sheet conduits.

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

	Six Months Ended June 30,
(in millions)	2009	2008
Balance, beginning of the year	$170.5	$296.3
Cumulative effect of adoption of FSP 115-2	255.9	-
Net income	8.5	110.5
Dividends	-	(86.4)

Balance, end of the quarter	$434.9	$320.4

Payout ratio (dividends/net income)	n/a	78.2%

n/a - not applicable

At June 30, 2009, retained earnings were $434.9 million, representing an increase of $264.4 million, or 155.1%, from December 31, 2008. The Bank adopted FSP 115-2 effective January 1, 2009. This adoption resulted in a $255.9 million increase in retained earnings due to the cumulative effect adjustment recorded as of January 1,

2009. This cumulative effect adjustment did not impact the Bank’s REFCORP or AHP assessment expenses or liabilities, as these assessments are based on GAAP net income.

Additional information regarding FSP 115-2 is available in the “Critical Accounting Policies” discussion in this Item 2. Management’s Discussion and Analysis and Note 2 to the unaudited financial statements, both in this report filed on Form 10-Q. Further details of the components of required risk-based capital are presented in the “Capital Resources” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q. See Note 10 to the unaudited financial statements in this report filed on Form 10-Q for further discussion of accumulated other comprehensive loss, risk-based capital and the Bank’s policy on capital stock requirements.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources as of June 30, 2009, which should be read in conjunction with the unaudited interim financial conditions and notes included in this report filed on Form 10-Q and the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

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

	June 30,	March 31,	December 31,
(in millions)	2009	2009	2008
Permanent capital:
Capital stock(1)	$4,015.3	$4,007.2	$3,986.4
Retained earnings	434.9	402.8	170.5

Total permanent capital	$4,450.2	$4,410.0	$4,156.9

Risk-based capital requirement:
Credit risk capital	$530.6	$432.8	$278.7
Market risk capital	2,218.7	2,685.7	2,739.1
Operations risk capital	824.8	935.5	905.3

Total risk-based capital requirement	$3,574.1	$4,054.0	$3,923.1

Note:

(1)	Capital stock includes mandatorily redeemable capital stock

The Bank held excess permanent capital over RBC requirements of $876.1 million, $356.0 million and $233.8 million at June 30, 2009, March 31, 2009 and December 31, 2008, respectively.

On August 3, 2009, the Bank received final notification that it was considered adequately capitalized for the quarter ended March 31, 2009; however, the Finance Agency has raised concerns regarding the ratio of the Bank’s level of accumulated other comprehensive loss to retained earnings and the ratio of the Bank’s market value of equity to the par value of capital stock. As of the date of this filing, the Bank has not received a notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2009. On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. See the “Legislative and Regulatory Developments” discussion in Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q for additional Information.

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

	June 30,	December 31,
(dollars in millions)	2009	2008
Capital Ratio
Minimum capital (4.0% of total assets)	$3,056.1	$3,632.2
Actual capital (permanent capital plus reserves for off-balance sheet credit risk)	4,450.9	4,170.9
Total assets	76,401.6	90,805.9
Capital ratio (actual capital as a percent of total assets)	5.8%	4.6%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,820.1	$4,540.3
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus reserves for off-balance sheet credit risk)	6,676.0	6,249.3
Leverage ratio (leverage capital as a percent of total assets)	8.7%	6.9%

Management reviews, on a routine basis, projections of capital leverage that incorporate anticipated changes in assets, liabilities, and capital stock levels as a tool to manage overall balance sheet leverage within the Board’s operating ranges. In connection with this review, when management believes that adjustments to the current member stock purchase requirements within the ranges established in the capital plan are warranted, a recommendation is presented for Board consideration. The member stock purchase requirements have been adjusted several times since the implementation of the capital plan in December 2002. Members are currently required to purchase Bank stock with a value of 4.75% of member loans outstanding and 0.75% of unused borrowing capacity. Effective May 1, 2009, there was an increase in the stock purchase requirement percentage for AMA activity from 0.0% to 4.0% on a prospective basis only.

On November 10, 2008, the Bank first changed its excess capital stock repurchase practice, stating that the Bank would no longer make excess capital stock repurchases at a member’s request and noting that the previous practice of repurchasing excess capital stock from all members on a periodic basis was revised. Subsequently, as announced on December 23, 2008, the Bank suspended excess capital stock repurchases until further notice. At June 30, 2009 and December 31, 2008, excess capital stock totaled $1.4 billion and $479.7 million, respectively. The Bank’s prior practice was to promptly repurchase the excess capital stock of its members upon their request (except with respect to directors’ institutions during standard blackout periods). As long as it is not repurchasing excess capital stock, the Bank’s capital and leverage ratios may continue to increase outside of normal ranges as evidenced by the increases from December 31, 2008 to June 30, 2009. This may result in lower earnings.

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

Other-Than-Temporary Impairment Assessments for Investment Securities.  Effective January 1, 2009, the Bank adopted FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP 115-2). Among other things, FSP 115-2 revises the recognition and reporting requirements for OTTI of debt securities classified as available-for-sale and held-to-maturity.

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

The Bank evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for OTTI on at least a quarterly basis. In doing so, the Bank considers many factors including, but not limited to: the credit ratings assigned to the securities by the NRSROs; other indicators of the credit quality of the issuer; the strength of the provider of any guarantees; the length of time and extent that fair value has been less than amortized cost; and whether the Bank has the intent to sell the security or more likely than not will be required to sell the security before its anticipated recovery. In the case of its private label residential MBS, the Bank also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors.

In the case of its private label residential MBS that exhibit adverse risk characteristics, the Bank employs models to determine the cash flows that it is likely to collect from the securities. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. A significant input to these models is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which are based upon an assessment of the various housing markets. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against likely losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment. During the first quarter of 2009, the Finance Agency required the FHLBanks to develop and utilize FHLBank System-wide modeling assumptions for purposes of producing cash flow analyses used in the OTTI assessment for private label residential MBS. During the second quarter of 2009, the FHLBanks, enhanced the overall OTTI process by creating an OTTI Governance Committee. The OTTI Governance Committee charter was approved June 11, 2009 and provides a formal process by which the FHLBanks can provide input on and approve assumptions. The OTTI Governance Committee is responsible for reviewing and approving the key assumptions including interest rate and housing prices along with related modeling inputs and methodologies to be used to generate cash flow projections. The Finance Agency has also required the FHLBanks to run the OTTI analysis on a common platform. The Bank utilized the FHLBank of Indianapolis to run its OTTI analysis of its private label residential MBS classified as prime and Alt-A and the FHLBank of Chicago to run its private label residential MBS classified as subprime. The FHLBank of San Francisco also ran the cash flow analysis on common securities (i.e., those held by two or more FHLBanks). The Bank performed its OTTI analysis on monoline insured and all other private label residential MBS in a manner consistent with other FHLBanks with similar instruments. The OTTI Governance Committee requires that FHLBanks which run the cash flows run sample securities to ensure that the OTTI results are consistent across the FHLBank System.

The Bank reviewed the FHLBank System-wide assumptions used in the 2009 OTTI process. Based on the results of this review, the Bank deemed the FHLBank System-wide assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Bank’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

If the Bank intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.

In instances in which the Bank determines that a credit loss exists but the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the OTTI is separated into (1) the amount of the total impairment related to the credit loss and (2) the amount of the total impairment related to all other factors (i.e., the noncredit portion). The amount of the total OTTI related to the credit loss is recognized in earnings and the amount of the total OTTI related to all other factors is recognized in accumulated other comprehensive loss. The total OTTI is presented in the Statement of Operations with an offset for the amount of the total OTTI that is recognized in accumulated other comprehensive loss. Absent the intent or requirement to sell a security, if a credit loss does not exist, any impairment is considered to be temporary. If the Bank determines that a common security is other-than-temporarily impaired, the FHLBanks that jointly own the common security are required to consult with each other to arrive at the same financial results.

Regardless of whether an OTTI is recognized in its entirety in earnings or if the credit portion is recognized in earnings and the noncredit portion is recognized in other comprehensive income (loss), the estimation of fair values has a significant impact on the amount(s) of any impairment that is recorded.

The noncredit portion of any OTTI losses recognized in accumulated other comprehensive loss for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (in a pro rata manner based on the amount of actual cash flows received as a percentage of total estimated cash flows) as an increase in the carrying value of the security until the security is sold, the security matures, or there is an additional OTTI that is recognized in earnings. The noncredit portion of any OTTI losses on securities classified as available-for-sale is adjusted to fair value with an offsetting adjustment to the carrying value of the security. The fair value adjustment could increase or decrease the carrying value of the security.

In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the OTTI at an amount equal to the previous amortized cost basis less the credit-related OTTI recognized in earnings. For debt securities for which credit-related OTTI is recognized in earnings, the difference between the new cost basis and the cash flows expected to be collected is accreted into interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.

The adoption of FSP 115-2 required a cumulative effect adjustment as of January 1, 2009, which increased the Bank’s retained earnings by $255.9 million with an offsetting decrease to accumulated other comprehensive loss. The Bank’s adoption of FSP 115-2 had a material impact on the Bank’s Statement of Condition, Statement of Operations and Statement of Changes in Capital. The adoption of FSP 115-2 had no material impact on the Bank’s Statement of Cash Flows.

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

The Bank did not implement any other material changes to its accounting policies or estimates during the six months ended June 30, 2009.

Recently Issued Accounting Standards and Interpretations. See Note 2 to the unaudited interim financial statements included in this report filed on Form 10-Q for a discussion of recent accounting pronouncements that are relevant to the Bank’s businesses.

Legislative and Regulatory Developments

Finance Agency Final Regulation on Capital Classifications and Critical Capital Levels for the FHLBanks.  On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the interim Final Regulation issued on January 30, 2009. The final PCA Regulation (like the Interim Final Regulation): (1) provides for the Finance Agency to classify an FHLBank’s capital status at least once per quarter; (2) provides the Finance Agency with discretionary authority (under certain conditions) to reclassify an FHLBank down one lower capital classification level, including reclassifying an FHLBank as “undercapitalized” that otherwise meets its regulatory capital compliance measures; and (3) establishes the mandatory and discretionary actions and limitations that apply to an FHLBank that is classified as less than adequately capitalized. These actions and limitations include without limitation: (1) the requirement to submit a capital restoration plan; (2) restrictions on dividend payments, capital stock repurchases and redemptions; and (3) restrictions on the growth of average assets, which cannot exceed the previous quarter’s level of average assets without approval of the Finance Agency Director. See additional discussion regarding the mandatory and discretionary actions and limitations in the discussion of the Finance Agency Interim Final Regulation Regarding Minimum Capital Levels in the “Legislative and Regulatory Developments” section in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K.

Proposed Regulation on Restructuring the FHLBanks Office of Finance.  On July 30, 2009 the Finance Agency announced that a proposed regulation regarding restructuring the board of directors of the Office of Finance (OF) would be issued for a 60-day comment period. The OF is governed by a board of directors, the composition and functions of which are determined by FHFA’s regulations. In its announcement, the Finance Agency stated that its experience with the FHLBank System and with the combined financial reports prepared for the System by the OF during the recent period of market stress suggests that the OF and the FHLBank System could benefit from a reconstituted and strengthened board. The proposed regulation is intended to achieve that by the following:

(1) increasing the size of the board and having it comprised of the twelve FHLBank presidents and three to five independent directors; (2) creating an audit committee; (3) providing for the creation of other committees; and (4) setting a method for electing independent directors along with setting qualification for these directors. Under the proposed rule, the audit committee would be charged with oversight of greater consistency in accounting policies and procedures by the FHLBanks which the Finance Agency has stated is intended to enhance the value of the combined financial reports of the OF.

Finance Agency Guidance for Determining Other-Than-Temporary Impairment.  On April 28, 2009 and May 7, 2009, the Finance Agency provided the Bank with guidance related to the process for determining OTTI and the adoption of FSP 115-2 with respect to the Bank’s holdings of private label MBS. In addition, during second quarter 2009, the FHLBanks formed an OTTI Governance Committee responsible for running key modeling assumptions, inputs and methodologies used in the OTTI process. See “Critical Accounting Policies” in this Item 2. Management’s Discussion and Analysis and Note 2 to the unaudited financial statements in this report filed on Form 10-Q for a description of this guidance and related actions.

U.S. Treasury Department’s Financial Stability Plan.  On March 23, 2009, in accordance with the U.S. Treasury Department’s announced Financial Stability Plan’s initiative to purchase illiquid assets, the U.S. Treasury announced the Public-Private Investment Program (PPIP), which is a program designed to attract private investors to purchase certain real estate loans and illiquid MBS (originally AAA-rated) owned by financial institutions using up to $100 billion in TARP capital funds. These funds could be levered with debt funding also provided by the U.S. Treasury to expand the capacity of the program. On July 8, 2009 the U.S. Treasury announced that it had selected the initial nine PPIP fund managers to purchase legacy securities including commercial and residential MBS originally issued prior to 2009 that were originally rated AAA by two or more NRSROs. The PPIP’s activities in purchasing such residential MBS could affect the values of residential MBS generally and could affect the fair value of the Bank’s private label residential MBS.

Helping Families Save Their Homes Act of 2009 and Other Mortgage Modification Legislation.  On May 20, 2009, the Helping Families Save Their Home Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to buttress the federal deposit insurance system. One provision in the act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans. At this time it is uncertain what effect the provisions regarding loan modifications will have on the value of the Bank’s mortgage asset portfolio, the mortgage loan collateral pledged by members to secure their loans to members from the Bank or the value of the Bank’s MBS. As mortgage servicers modify mortgages under the various government incentive programs and otherwise, the value of the Bank’s MBS and mortgage loans held for investment and mortgage assets pledged as collateral for member advances may be reduced. At this point, legislation to allow bankruptcy cramdowns on mortgages secured by owner-occupied homes has been defeated in the U.S. Senate; however, similar legislation could be re-introduced. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings could become material. The previously proposed legislation permitted a bankruptcy judge, in specified circumstances, to reduce the mortgage amount to today’s market value of the property, reduce the interest rate paid by the debtor, and/or extend the repayment period. In the event that this legislation would again be proposed, passed and applied to existing mortgage debt (including residential MBS), the Bank could face increased risk of credit losses on its private label MBS that include bankruptcy carve-out provisions and allocate bankruptcy losses over a specified dollar amount on a pro-rata basis across all classes of a security. As of June 30, 2009, the Bank has 73 private label MBS with a par value of $4.2 billion that include bankruptcy carve-out language that could be affected by cramdown legislation. The effect on the Bank will depend on the actual version of the legislation that would be passed and whether mortgages held by the Bank, either within the MPF Program or as collateral for MBS held by the Bank, would be subject to bankruptcy proceedings under the new legislation. Other Bankruptcy Reform Act Amendments also continue to be discussed.

Federal Reserve Board GSE Debt and MBS Purchases Initiative.  On November 25, 2008, the Federal Reserve Board (FRB) announced an initiative for the Federal Reserve Bank of New York (FRBNY) to purchase up to $100 billion of the debt of Freddie Mac, Fannie Mae, and the FHLBanks. On March 18, 2009, the FRB committed to purchase up to an additional $100 billion of such debt. Through June 30, 2009, the FRBNY has purchased approximately $97 billion in such term debt, of which approximately $22 billion was FHLBank term debt. On

November 25, 2008, the FRB also announced a program to purchase up to $500 billion in MBS backed by Fannie Mae, Freddie Mac, and the Government National Mortgage Association (Ginnie Mae) to reduce the cost and increase the availability of credit for the purchase of houses. On March 18, 2009, the FRB committed to purchase up to an additional $750 billion of such MBS increasing the total purchase authority to $1.25 trillion since inception of the program. Through June 30, 2009, the FRBNY has purchased approximately $964 billion in GSE MBS, including approximately $342 billion in purchases related to dollar rolls which provide holders of MBS with a form of short-term financing, similar to repurchase agreements. This program, initiated to drive mortgage rates lower, make housing more affordable, and help stabilize home prices, may lead to continued artificially low agency-mortgage pricing. Comparative MPF Program price execution, which is a function of the FHLBank debt issuance costs, may not be competitive as a result. This trend could continue and member demand for MPF Program products could diminish.

Additional Federal Reserve Bank Actions.  On November 25, 2008, the FRB announced the creation of the Term Asset-Backed Securities Loan Facility (TALF). The TALF is a funding facility that will issue loans with a term of up to three years to U.S. persons that own eligible asset-backed security (ABS) collateral. The TALF is intended to (1) assist the financial markets in accommodating the credit needs of consumers and small businesses by facilitating the issuance of ABS collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration (SBA) and (2) improve the market conditions for ABS more generally. TALF loans are non-recourse loans, meaning that the borrower’s obligation to repay the loan can be fulfilled by surrendering the collateral. The U.S. Treasury is providing credit protection to the FRBNY using funds authorized under the TARP. The loan from the FRBNY is senior to the TARP funds. On February 10, 2009, the FRB announced that it is prepared to expand the size of the TALF to as much as $1.0 trillion and potentially to broaden the eligible collateral to encompass other types of newly issued AAA-rated asset-backed securities, such as ABS backed by commercial mortgages or private label MBS backed by residential mortgages. Any expansion of the TALF would be supported by the Treasury providing additional funds from the TARP. In May 2009, the FRB announced the expansion of the TALF to include commercial mortgage-backed securities, including legacy assets.

FDIC Temporary Liquidity Guarantee Program and Other FDIC Actions.  On February 10, 2009, the FDIC announced an extension to the guarantee of eligible debt under its Temporary Liquidity Guarantee Program (TLGP) from June 30, 2009, to October 31, 2009, in exchange for an additional premium for the guarantee. On May 19, 2009 Congress passed legislation continuing the FDIC-insured deposit limit of $250 thousand through 2013.

Proposed Financial Regulatory System Reorganization.  On June 17, 2009, President Obama issued a proposal to improve the effectiveness of the federal regulatory structure that would, among other things, cause a restructuring of the current bank regulatory system. One provision of the plan would require the Treasury Department and the Department of Housing and Urban Development to analyze the future of the FHLBanks, along with Fannie Mae and Freddie Mac with a goal of developing such recommendations in time for the 2011 U.S. fiscal budget. The Bank is unable to predict what such recommendation may be and therefore is unable to predict an impact of President Obama’s proposal on the Bank.

Proposed Regulation on the Reporting of Fraudulent Financial Instruments and Loans.  On June 17, 2009, the Finance Agency issued a proposed regulation with a comment deadline of August 17, 2009 requiring Fannie Mae, Freddie Mac and the FHLBanks to report to the Finance Agency any such entity’s sale or purchase of fraudulent financial assets and loans. As proposed, the regulation would impose requirements on the timeframe, format, document retention, and nondisclosure obligations for reporting fraud or possible fraud to the Finance Agency. Under the proposed regulation, fraud and potential fraud are defined broadly, creating potentially significant reporting obligations.

Proposed Regulation for FHLBank Membership of Community Development Financial Institutions (CDFIs).  On May 15, 2009, the Finance Agency issued a proposed regulation with a comment deadline of July 14, 2009 for CDFI membership setting forth proposed CDFI membership requirements. The newly eligible CDFIs would include community development loan funds, venture capital funds, and state chartered credit unions without federal deposit insurance.

Proposed Regulation on Executive Compensation.  On June 5, 2009, the Finance Agency issued a proposed regulation with a comment deadline of August 4, 2009 regarding executive compensation for Fannie Mae, Freddie Mac and the FHLBanks. If implemented as proposed, each FHLBank will be required to submit proposed compensation actions to the Finance Agency for prior review for certain executive positions. The Director of the Finance Agency will be required to prohibit FHLBanks from providing compensation that is not reasonable and comparable for the position based upon a review of relevant factors. Further, the proposed regulation has temporarily authorized the Director of the Finance Agency to approve, disapprove, or modify the executive compensation of Fannie Mae, Freddie Mac and the FHLBanks from July 30, 2008 to December 31, 2009.

Proposed Regulation Regarding Golden Parachute and Indemnification Payments.  On June 29, 2009, the Finance Agency issued a proposed regulation with comment deadline of July 29, 2009, setting forth the standards which the Finance Agency shall take into consideration when limiting or prohibiting golden parachute and indemnification payments if adopted as proposed. The primary effects of this proposed regulation are to better conform existing Finance Agency regulations on golden parachute payments with FDIC rules and to further limit golden parachute payments made by Fannnie Mae, Freddie Mac or an FHLBank that are assigned certain less-than-satisfactory composite Finance Agency examination ratings. The proposed regulation includes provisions regarding certain limitations on indemnification payments by the FHLBanks, Fannie Mae, Freddie Mac and the OF with respect to actions or proceedings brought by the Finance Agency.

Risk Management

Economic conditions continued to deteriorate in the second quarter of 2009, albeit at a slower pace than previous quarters. Housing and financial markets have been in tremendous turmoil since the middle of 2007, with repercussions throughout the U.S. and global economies, and the U.S. economy is in a recession. Limited liquidity in the credit markets, increasing mortgage delinquencies and foreclosures, falling real estate values, the collapse of the secondary market for MBS, loss of investor confidence, a highly volatile stock market, interest rate fluctuations, and the failure of a number of large and small financial institutions are all indicators of the severe economic crisis facing the U.S. and the rest of the world. These economic conditions, particularly in the housing and financial markets, combined with ongoing uncertainty about the depth and duration of the financial crisis and the recession, continued to affect the Bank’s business and results of operations, as well as its members, during the first six months of 2009 and may continue to have adverse effects for the near future. In response to those events, the U.S. and other governments and their central banks have continued to develop and implement an increasingly aggressive set of initiatives in an ongoing effort to provide support for and to restore the functioning of the global credit markets.

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

For further information regarding the financial and residential markets in the second quarter and first six months of 2009, see the “Current Financial and Mortgage Markets and Trends” discussion in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

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

Capital Adequacy and the Alternative Risk Profile.  As discussed in the Bank’s 2008 Annual Report filed on Form 10-K, the Bank’s overarching capital adequacy metric is the Projected Capital Stock Price (PCSP). The PCSP is calculated using risk components for interest rates, spread, credit, operating and accounting risk. The sum of these components represents an estimate of projected capital stock variability and is used in evaluating the adequacy of retained earnings and developing dividend payout recommendations to the Board. The Board has established a PCSP floor of 85% and a target of 95%. Management strives to manage the overall risk profile of the Bank in a manner that attempts to preserve the PCSP at or near the target ratio of 95%. The difference between the actual PCSP and the floor or target, if any, represents a range of additional retained earnings that, in the absence of a reduction in the aforementioned risk components, would need to be accumulated over time to restore the PCSP and retained earnings to an adequate level. At June 30, 2009, the Bank was out of compliance with the capital adequacy policy metric. Management is addressing this through the long-term implementation approach for reaching an adequate level of capital established in September 2008. For second quarter 2009, the Bank continued to suspend dividend payments as a step in an overall effort to reach the required retained earnings level.

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

	Projected Capital Stock Price (PCSP)
	Actual	Alternative Risk Profile	Floor	Target
June 30, 2009	21.2%	71.6%	85%	95%

March 31, 2009	11.6%	73.2%	85%	95%

December 31, 2008	9.9%	74.2%	85%	95%

September 30, 2008	57.1%	83.7%	85%	95%

Declines in the market value of equity due to further private label MBS credit spread widening in the fourth quarter of 2008 reduced the current capital stock price from which the PCSP is projected and significantly increased the differential between the actual and Alternative Risk Profile calculations.

During the first quarter of 2009, the PCSP stabilized at a level just above the low price established in December 2008 for the actual PCSP. As components of the PCSP, both interest rate and spread risk were relatively stable at low levels during the first quarter of 2009. The credit risk component, however, increased and was a primary driver of keeping the PCSP at low levels during the first quarter 2009 for both the actual and alternate PCSP, despite an improved current capital stock price from which the PCSP is projected. The increase in the credit risk component was driven primarily by credit ratings downgrades on private label MBS.

During the second quarter of 2009, the credit risk and interest rate risk components of the PCSP increased primarily as a result of additional credit rating downgrades on private label MBS and lower than expected mortgage prepayments. These increases were more than offset by an improved current capital stock price as of June 30, 2009, resulting in a higher Actual PCSP for the second quarter. The risk component increases were only partially offset in the Alternative Risk Profile PCSP, which excludes the effects of changes in certain mortgage-related asset credit spreads.

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

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices and other relevant market rate or price changes, such as basis changes. Generally, the Bank manages this risk through asset selection and pricing. However, the unprecedented private label mortgage credit spreads have significantly reduced the Bank’s net market value and actual PCSP.

Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk and options risk. The Bank invests in mortgage assets, such as MPF Program mortgage loans and MBS, which together represent the primary source of option risk. As of June 30, 2009, mortgage assets totaled 19.1% of the Bank’s balance sheet. Management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges on a monthly basis to assess the need for rebalancing strategies. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

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

The Asset/Liability Committee (ALCO) established an initial daily exposure limit of $2.5 million and has since implemented a more restrictive daily exposure operating guideline of $1.5 million. Throughout the second quarter of 2009, the daily exposure was below the operating guidelines of $1.5 million and, at June 30, 2009, measured $208 thousand. ALCO also monitors actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

Quantitative Disclosures Regarding Market Risk

The Bank’s Market Risk Model.  Significant resources, both in analytical computer models and staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. During second quarter 2009, the Bank upgraded the mortgage prepayment models used within the market risk model to more accurately reflect expected prepayment behavior. See the “Risk Management” discussion in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K for additional information regarding the Bank’s market risk profile.

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

Duration of Equity.  One key risk metric used by the Bank, and which is commonly used throughout the financial services industry, is duration. Duration is a measure of the sensitivity of a financial instrument’s value, or the value of a portfolio of instruments, to a parallel shift in interest rates. Duration (typically measured in months or years) is commonly used by investors throughout the fixed income securities market as a measure of financial instrument price sensitivity. Longer duration instruments generally exhibit greater price sensitivity to changes in market interest rates than shorter duration instruments. For example, the value of an instrument with a duration of five years is expected to change by approximately 5% in response to a one percentage point change in interest rates. Duration of equity, an extension of this conceptual framework, is a measure designed to capture the potential for the market value of the Bank’s equity base to change with movements in market interest rates. Higher duration numbers, whether positive or negative, indicate a greater potential exposure of market value of equity in response to changing interest rates.

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

	Down 200	Down 100	Base	Up 100	Up 200
(in years)	basis points	basis points	Case	basis points	basis points
Alternative duration of equity

June 30, 2009	(1)	(1)	2.3	3.2	3.3

March 31, 2009	(1)	(1)	(2.7)	0.2	1.1

December 31, 2008	(1)	(1)	(0.1)	1.5	1.7

Actual duration of equity

June 30, 2009	(1)	(1)	22.1	11.7	6.2

March 31, 2009	(1)	(1)	13.9	2.2	(2.2)

December 31, 2008	(1)	(1)	26.8	10.9	0.6

September 30, 2008	(1)	4.1	3.2	1.8	0.8

June 30, 2008	(1)	2.4	3.9	3.9	3.7

March 31, 2008	(1)	3.2	5.0	5.0	3.4

December 31, 2007	(2.8)	(0.6)	4.2	4.7	4.0

Note:

(1)	Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods.

During 2008 the Bank periodically took various hedging actions, including the issuance of a limited amount of fixed-rate debt, and was in compliance with the actual policy metric for the quarters ended June 30, 2008, and September 30, 2008. However, the Bank’s base case duration of equity exceeded the policy limit at times during the second, third and fourth quarters of 2008 until the Alternative Risk Profile was adopted in November 2008, as previously discussed. Subsequent to the adoption of the alternative duration of equity calculation, private label MBS spreads continued to widen significantly causing a substantial decline in the market value of equity and a substantial increase in the actual duration of equity levels as of December 31, 2008. The Bank’s low market value of equity in the fourth quarter 2008 had the effect of amplifying the volatility of the actual reported duration of equity metric. Therefore, the Bank was substantially out of compliance with the actual reported duration of equity as of December 31, 2008 and March 31, 2009, and, as of June 30, 2009, has continued to be out of compliance with the actual reported duration of equity metric. However, under the Alternative Risk Profile, the Bank was in compliance with the duration of equity policy metric at December 31, 2008, March 31, 2009 and June 30, 2009.

During the first quarter of 2009, the decrease in the alternate base case duration of equity of 2.6 years from December 31, 2008 to March 31, 2009 was primarily due to narrower agency mortgage spreads and issuance of fixed-rate debt. Increases in the alternate duration of equity for the second quarter of 2009 were primarily a result of the prepayment model changes made during the quarter, which more accurately reflect actual prepayment activity, as well as higher longer term rates. These model changes are made periodically to maintain adequate model performance.

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

The following table presents the Bank’s return volatility metric for 2008 and first quarter 2009 for the periods in which the policy was applicable. The metric is presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. The Bank was in compliance with these return volatility metrics across all selected interest rate shock scenarios as of June 30, 2009.

	Yield Curve Shifts(1)
	Down 200 bps	100 bps	Forward	100 bps	Up 200 bps
	Parallel Shock	Steeper	Rates	Flatter	Parallel Shock
Year 1 Return Volatility

June 30, 2009	(2)	2.84%	2.03%	1.28%	0.87%

March 31, 2009	(2)	2.35%	1.48%	0.63%	0.79%

December 31, 2008	(2)	2.81%	2.21%	0.80%	0.80%

September 30, 2008	1.20%	1.96%	1.39%	1.10%	0.94%

June 30, 2008	1.84%	2.01%	1.93%	1.55%	1.44%

March 31, 2008	3.20%	2.76%	2.46%	1.89%	2.18%

Year 2 Return Volatility

June 30, 2009	(2)	2.16%	1.79%	1.21%	1.03%

March 31, 2009	(2)	2.35%	1.61%	1.04%	0.99%

December 31, 2008	(2)	2.77%	1.87%	0.73%	0.80%

September 30, 2008	1.52%	2.67%	1.94%	1.73%	1.66%

Note:

(1)	Excludes future potential OTTI charges which could be material so that earnings movement related to interest rate changes can be isolated.
(2)	Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” cannot be meaningfully measured for these periods.

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

Credit and Counterparty Risk – Total Credit Products and Collateral

Total Credit Products.  The Bank manages the credit risk on a member’s exposure on Total Credit Products (TCP), which includes member loans, letters of credit, loan commitments, MPF credit enhancement obligations and other credit product exposure by monitoring the financial condition of borrowers and by requiring all borrowers, and, at times, their affiliates to pledge sufficient eligible collateral for all member indebtedness. The Bank establishes a maximum borrowing capacity for each member based on collateral weightings applied to qualifying collateral as described in the Bank’s Member Products Policy. Details regarding this Policy and related changes which went into effect during 2008 are available in the “Loan Products” discussion in Item 1. Business in the Bank’s 2008 Annual Report filed on Form 10-K. Changes that became effective in 2009 are discussed in the “Overview” section of Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q. Management believes that it has adequate policies and procedures in place to effectively manage credit risk related to member loans and letters of credit and other indebtedness. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on a member loan or letter of credit.

The following table presents the Bank’s top ten borrowers with respect to their TCP at June 30, 2009 and the corresponding December 31, 2008 balances.

	June 30, 2009		December 31, 2008
	Total Credit	Percent	Total Credit	Percent
(dollars in millions)	Products	of Total	Products	of Total
Sovereign Bank, PA	$11,322.3	20.6	$13,815.4	19.9
Ally Bank, UT(1)	7,379.0	13.4	9,303.0	13.4
TD Bank, National Association, DE	7,128.9	13.0	5,624.4	8.1
PNC Bank, National Association, PA	6,750.9	12.3	8,800.9	12.6
ING Bank, FSB, DE(2)	2,563.0	4.7	2,563.0	3.7
Citizens Bank of Pennsylvania, PA	2,085.9	3.8	2,627.1	3.8
Citicorp Trust Bank, FSB, DE	1,350.0	2.5	2,317.0	3.3
Fulton Bank, PA	877.0	1.6	814.1	1.2
National Penn Bank, PA	842.0	1.5	954.8	1.4
Northwest Savings Bank, PA	817.2	1.5	981.8	1.4

	41,116.2	74.9	47,801.5	68.7
Other borrowers	13,789.7	25.1	21,768.1	31.3

Total TCP outstanding	$54,905.9	100.0	$69,569.6	100.0

Note:

(1)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.
(2)	This borrower had an officer or director who served on the Bank’s Board as of June 30, 2009.

Of the top ten borrowing members in terms of TCP presented above, the total exposure of eight of those ten members was primarily due to outstanding loans to members balances at June 30, 2009. Of the top ten above, only one had no outstanding loan balances at June 30, 2009. As presented below, at both June 30, 2009 and December 31, 2008, the aggregate top ten borrowing members had a ratio of eligible collateral to TCP (collateralization ratio) in excess of 200%. In addition, the collateralization ratio was in excess of 250% for the aggregate of all borrowing members at both June 30, 2009 and December 31, 2008.

Member Loan Concentration Risk.  The Bank’s loan portfolio is concentrated in commercial banks and thrift institutions. At June 30, 2009, the Bank had a concentration of loans outstanding to its ten largest borrowers totaling $32.1 billion, or 72.7%, of total loans outstanding. Average par balances to these borrowers for the six months ended June 30, 2009 was $36.7 billion, or 72.4%, of total average loans outstanding. During the second quarter of 2009, the maximum outstanding balance to any one borrower was $11.4 billion. The loans made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the loans. Therefore, the Bank does not presently expect to incur any losses on these loans. Because of the Bank’s loan concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

The following table lists the Bank’s top ten borrowers as of June 30, 2009, and their respective December 31, 2008 loan balances and percentage of the total loan portfolio.

	June 30, 2009		December 31, 2008
		Percent		Percent
(balances at par; dollars in millions)	Loan Balance	of total	Loan Balance	of total
Sovereign Bank, PA	$10,195.0	23.1	$12,657.2	21.2
Ally Bank, UT(1)	7,379.0	16.7	9,303.0	15.6
PNC Bank, National Association, PA	6,750.4	15.3	8,800.4	14.8
ING Bank, FSB, DE(2)	2,563.0	5.8	2,563.0	4.3
Citicorp Trust Bank, FSB, DE	1,350.0	3.1	2,317.0	3.9
National Penn Bank, PA	837.0	1.9	949.8	1.6
Northwest Savings Bank, PA	817.2	1.9	971.8	1.6
Fulton Bank, PA	804.0	1.8	814.1	1.4
Susquehanna Bank, PA	769.4	1.7	784.4	1.3
Wilmington Savings Fund Society FSB, DE	636.8	1.4	816.0	1.4

	32,101.8	72.7	39,976.7	67.1
Other borrowers	12,030.4	27.3	19,588.7	32.9

Total loans to members	$44,132.2	100.0	$59,565.4	100.0

Note:

(1)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.
(2)	This borrower had an officer or director who served on the Bank’s Board as of June 30, 2009.

During 2008, there were several actions taken by the U.S. Treasury, the Federal Reserve and the FDIC, that were intended to stimulate the economy and reverse the illiquidity in the credit and housing markets. These actions included the establishment of the TARP by the U.S. Treasury. As of July 31, 2009, holding companies for seven of the Bank’s top ten borrowers listed above received funds under this program. Additionally, the Federal Reserve took a series of unprecedented actions that have made it more attractive for eligible financial institutions to borrow directly from the Federal Reserve Banks. The Federal Reserve also created the Commercial Paper Funding Facility to provide a liquidity backstop for U.S. issuers of commercial paper and the FDIC created its TLGP supporting unsecured debt. Lastly, the FDIC recently approved a regulation increasing the FDIC assessment on FDIC-insured financial institutions with outstanding FHLBank loans and other secured liabilities above a specified level. The Bank has started to see an impact from these actions in the form of reduced borrowings and/or paydowns by some of its members, including several of its top ten borrowers, during the first six months of 2009 and expects this trend to continue.

As shown above, as of June 30, 2009, three of the Bank’s top ten borrowers had outstanding balances exceeding 10% of the Bank’s total loans to members portfolio. On October 13, 2008, Sovereign Bancorp, the holding company of the Bank’s largest member and borrower, Sovereign Bank, entered into an agreement to be acquired by Banco Santander, S.A. The holding company acquisition was completed on January 30, 2009. During 2008, GMAC

Financial Services, the holding company for the Bank’s member GMAC Bank (effective May 15, 2009, known as Ally Bank), announced that its application to become a bank holding company was approved by the Federal Reserve and GMAC Bank received approval from the Utah Department of Financial Institutions to convert to a state-chartered bank. On June 1, 2009, General Motors (GM) filed for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court in New York’s Southern District. Ally Bank (formerly known as GMAC Bank) is a member and one of the top ten borrowers of the Bank. Ally Bank and its parent, GMAC, LLC Bank Holding Company, are not part of the GM bankruptcy although GM holds a minority ownership interest in GMAC, LLC. On July 10, 2009, GM exited from bankruptcy protection. Also in 2008, PNC Financial Services Group, Inc., the holding company for the Bank’s member PNC Bank, N.A., completed its acquisition of National City Corporation. The Bank cannot predict the impact on its outstanding loans to Sovereign Bank, Ally Bank and PNC Bank, N.A. as a result of these acquisitions and restructuring actions.

Letters of Credit.  The following table presents the Bank’s total outstanding letters of credit as of June 30, 2009 and December 31, 2008. As noted below, the majority of the balance was due to public unit deposit letters of credit, which collateralize deposits that exceed FDIC insurance thresholds. Effective in late 2008, the Bank began to offer tax-exempt letters of credit and anticipates that this product will increase letters of credit outstanding balances in 2009. The letter of credit product is collateralized under the same procedures and guidelines that apply to loans to members.

	June 30,	December 31,
(dollars in millions)	2009	2008
Letters of Credit:
Public unit deposit letters of credit	$10,634.5	$9,872.3
Other	129.1	130.0

Total	$10,763.6	$10,002.3

Year of final expiration	2010	2010

Collateral Policies and Practices.  All members are required to maintain collateral to secure their TCP. TCP outstanding includes loans, letters of credit, loan commitments, MPF credit enhancement obligations and other obligations to the Bank. Collateral eligible to secure TCP includes: (1) one-to-four family and multifamily mortgage loans and securities representing an interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. government or any Federal agency; (3) cash or deposits held by the Bank; and (4) certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it. Residential mortgage loans are a significant form of collateral for TCP. The Bank perfects its security interest in loan collateral by completing a UCC-1 filing for each member or affiliate pledgor pledging loans and also sometimes by taking possession directly or through a third party custodian.

Effective May 4, 2009, the Bank revised its policies, and no longer accepts subprime mortgages as qualifying collateral. This change did not cause any member to become collateral deficient. Under limited circumstances, the Bank still accepts nontraditional mortgage loans to be pledged as collateral. As of June 30, 2009, the Bank did hold security interests in both subprime and nontraditional residential mortgage loans pledged as collateral. However, the amount of pledged subprime mortgage loan collateral was immaterial with respect to total pledged collateral at quarter-end. At June 30, 2009, less than 10% of the Bank’s total pledged collateral was nontraditional mortgage loans and was primarily attributed to a few larger borrowers. Given the higher inherent risk related to nontraditional mortgage loans, the Bank takes additional steps regarding the review and acceptance of these loans as collateral. Members are required to identify nontraditional mortgage loans; these loans are typically excluded as eligible collateral. However, members may request that nontraditional mortgage loan collateral be included as eligible collateral, subject to an on-site review of the loans, the member’s processes and procedures for originating and servicing the loans, the quality of loan data and a review of the member’s loan underwriting. The Bank requires specific loan level characteristic reporting on the loans and assigns more conservative collateral weightings to nontraditional collateral on a case-by-case basis.

Under implementation of the GLB Act, the Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, and small-agribusiness loans as collateral for loans from the Bank. At June 30, 2009, loans to CFIs and housing associates secured with both eligible standard and expanded collateral represented approximately $4.5 billion, or 10.3% of total par value of loans outstanding. Eligible expanded collateral represented 8.6% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral. Beginning in July 2009, the Bank implemented the new CFI definition, as defined in the Housing Act.

The following tables summarize total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of June 30, 2009 and December 31, 2008. The Bank held collateral with an eligible collateral value in excess of the book value of the loans on a borrower-by-borrower basis at both June 30, 2009 and December 31, 2008. The amount of excess collateral by individual borrowers, however, varies significantly.

(dollars in millions)	June 30, 2009		December 31, 2008
All member borrowers	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$66,553.0	45.4	$73,455.8	42.0
High quality investment securities(1)	22,407.3	15.3	46,004.1	26.3
Other real-estate related collateral/ community financial institution eligible collateral	51,340.6	35.1	49,450.3	28.2
Multi-family residential mortgage loans	6,159.2	4.2	6,099.7	3.5

Total eligible collateral value	$146,460.1	100.0	$175,009.9	100.0

Total TCP outstanding	$54,905.9		$69,569.6
Collateralization ratio (eligible collateral value to TCP outstanding)	266.7%		251.6%

(dollars in millions)	June 30, 2009		December 31, 2008
Ten largest member borrowers	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$43,658.9	51.7	$49,815.8	43.5
High quality investment securities(1)	9,468.5	11.2	32,835.1	28.6
Other real-estate related collateral	26,891.8	31.8	27,612.4	24.1
Multi-family residential mortgage loans	4,445.9	5.3	4,306.3	3.8

Total eligible collateral value	84,465.1	100.0	$114,569.6	100.0

Total TCP outstanding	$41,116.2		$51,314.8
Collateralization ratio (eligible collateral value to TCP outstanding)	205.4%		223.3%

Note:

(1)	High quality investment securities are defined as U.S. Treasury and U.S. Agency securities, GSE MBS and private label MBS with a credit rating of AAA. Effective July 20, 2009, the Bank requires delivery of these securities. Upon delivery, these securities are valued daily and are subject to weekly ratings reviews.

The decrease in the collateralization ratio for the ten largest member borrowers noted above was due primarily to the decrease in collateral of one large member, as well as an overall reduction in total eligible collateral value due to the Bank’s change in collateral weightings and its measurement and tracking of member collateral through the new recently-implemented collateral system and the QCR process.

The following table provides information regarding TCP extended to member and nonmember borrowers with either a blanket lien or specific collateral pledge agreement, in full listing or possession status as of June 30, 2009 and December 31, 2008, along with corresponding eligible collateral values.

	June 30, 2009			December 31, 2008
	Number of		Collateral	Number of		Collateral
(dollars in millions)	Borrowers	TCP	Held	Borrowers	TCP	Held
Listing-specific pledge-collateral	9	$178.5	$264.3	10	$4,482.0	$5,695.9
Possession-collateral	52	8,417.7	10,296.1	35	23,679.6	26,969.8

TCP outstanding for the nine borrowing members noted in the table above with listing-specific pledge-collateral agreements (four of which had outstanding borrowings and two of which were former members merged out of district with credit products still outstanding) at June 30, 2009 totaled $178.5 million, or 0.3%, of total TCP. TCP outstanding for the remaining 233 borrowing members with blanket lien collateral pledge agreements at June 30, 2009, totaled $54.7 billion, or 99.7%, of total TCP. Of these 233 borrowing members, 52 members were in delivered collateral status, as noted in the table above, and accounted for $8.4 billion, or 15.3%, of TCP. The remaining 181 members were in undelivered collateral status and accounted for $46.5 billion, or 84.7%, of TCP resulting from paydowns of loans outstanding in first quarter 2009. The decrease in balances related to listing-specific agreements was primarily due to one member’s decline in TCP. The decrease in balances related to possession-collateral agreements was primarily due to a member being released from this requirement.

Effective July 20, 2009, several collateral policy changes became effective for the Bank’s members. First, the Bank now requires delivery of all securities pledged as collateral. This requirement further protects its security interest and provides protection for both the Bank and its members. Second, the Bank now accepts TLGP debt owned by a member as eligible collateral. This collateral will be subject to the same lending value assigned to U.S. agency securities. Lastly, the Bank began to prudently accept private label MBS rated AA for certain members with high credit ratings, as determined by the Bank. These securities will be collateral weighted at 50% for blanket lien agreements and 40% for specific pledge agreements.

Additional detailed information on the Bank’s collateral policies and practices is provided in the Bank’s 2008 Annual Report filed on Form 10-K in the “Loan Products” discussion in Item 1. Business and in the “Risk Management” section in Item 7. Management’s Discussion and Analysis.

Credit and Counterparty Risk – Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. At June 30, 2009, the Bank’s carrying value plus accrued interest of investments issued by entities other than the U.S. Government, Federal agencies or GSEs was $12.2 billion. This amount declined by $0.2 billion from the December 31, 2008 balance of $12.4 billion of credit exposure to such counterparties.

Investment External Credit Ratings.  The following tables present the Bank’s investment carrying values, plus accrued interest, as of June 30, 2009 and December 31, 2008 based on the lowest rating from the credit rating agencies. Carrying values for held-to-maturity represent amortized cost after adjustment for noncredit-related OTTI recognized in other comprehensive loss.

	June 30, 2009(1)(2)
(in millions)	AAA	AA	A	BBB	BB	B	CCC	Total
Money market investments:
Interest-earning deposits	$8,661.4	$-	$-	$-	$-	$-	$-	$8,661.4
Federal funds sold	-	-	500.0	-	-	-	-	500.0

Total money market investments	8,661.4	-	500.0	-	-	-	-	9,161.4
Investment securities:
Certificates of deposit	-	2,601.8	1,952.9	-	-	-	-	4,554.7
Treasury bills	678.6	-	-	-	-	-	-	678.6
TLGP investments	250.2	-	-	-	-	-	-	250.2
GSE securities	188.6	-	-	-	-	-	-	188.6
State and local agency obligations	8.9	495.8	-	127.1	-	-	-	631.8
MBS issued by Federal agencies	634.5	-	-	-	-	-	-	634.5
MBS issued by GSEs:
Fannie Mae	380.3	-	-	-	-	-	-	380.3
Freddie Mac	1,191.6	-	-	-	-	-	-	1,191.6
MBS issued by private label issuers	3,005.3	630.5	584.2	654.9	949.0	519.1	464.5	6,807.5

Total investments	$14,999.4	$3,728.1	$3,037.1	$782.0	$949.0	$519.1	$464.5	$24,479.2

	December 31, 2008(1)(2)
(in millions)	AAA	AA	A	BBB	BB	B	CCC	Total
Money market investments:
Interest-earning deposits	$5,101.6	$-	$-	$-	$-	$-	$-	$5,101.6
Federal funds sold	-	400.0	850.0	-	-	-	-	1,250.0

Total money market investments	5,101.6	400.0	850.0	-	-	-	-	6,351.6
Investment securities:
Certificates of deposit	-	2,059.8	1,155.5	-	-	-	-	3,215.3
GSE securities	960.5	-	-	-	-	-	-	960.5
State and local agency obligations	10.4	504.4	-	126.6	-	-	-	641.4
MBS issued by Federal agencies	269.2	-	-	-	-	-	-	269.2
MBS issued by GSEs:
Fannie Mae	427.6	-	-	-	-	-	-	427.6
Freddie Mac	1,434.8	-	-	-	-	-	-	1,434.8
MBS issued by private label issuers	6,646.1	481.7	294.5	189.1	603.8	209.2	134.7	8,559.1

Total investments	$14,850.2	$3,445.9	$2,300.0	$315.7	$603.8	$209.2	$134.7	$21,859.5

Notes:

(1)	Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to June 30, 2009, are described in detail below.
(2)	Various deposits not held as investments as well as mutual fund equity investments held by the Bank through a Rabbi trust to offset deferred compensation arrangements which are not generally assigned a credit rating are excluded from the tables above.

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

As of June 30, 2009, there were credit rating agency actions affecting a total of 43 private label MBS portfolio resulting in $2.8 billion of downgrades of at least one credit rating level since December 31, 2008, reflected in the tables above.

As of August 7, 2009, there were 51 subsequent credit rating agency actions taken with respect to $2.4 billion of the Bank’s private label MBS portfolio. These actions are summarized in the following tables.

	Downgraded and Stable
(in millions)	To AA	To A	To BBB	To BB	To B	Other(1)
Private label residential MBS	$256.9	$153.0	$231.4	$107.8	$642.8	$1,039.7
HELOCs	-	-	-	-	-	9.8

Total carrying value	$256.9	$153.0	$231.4	$107.8	$642.8	$1,049.5

(1)	Includes $620.1 million downgraded to CCC, $326.3 million downgraded to CC, and $103.1 million downgraded to C.

	Downgraded and Negative Watch
(in millions)	To AA	To A	To BBB	To BB
HELOCs	$-	$5.4	$-	$-

Total carrying value	$-	$5.4	$-	$-

Negative Watch/No Downgrade
Rated
(in millions)	AAA
Private label residential MBS	$4.6
HELOCs	-

Total carrying value	$4.6

No Downgrade/Removed Negative Watch
	Rated	Rated
(in millions)	AAA	CCC
Private label residential MBS	$-	$-

Total carrying value	$-	$-

Downgrade to
Existing Rating by Different
NRSRO
Rated
(in millions)	AAA
Private label residential MBS	$-

Total carrying value	$-

Mortgage-Backed Securities.  The Bank invests in and is subject to credit risk related to MBS issued by Federal Agencies, GSEs and private label issuers that are directly supported by underlying mortgage loans. The Bank’s total MBS portfolio decreased $1.7 billion from December 31, 2008 to June 30, 2009. This decline was primarily due to repayments and total OTTI losses, offset in part by limited purchases of agency MBS.

Private Label MBS.  Investments in private label MBS are permitted as long as they are rated AAA at the time of purchase. In April 2007, the Finance Agency directed the Bank to adopt practices consistent with the risk management, underwriting and consumer protection principles of various regulatory pronouncements regarding Alt-A and subprime mortgages that the Bank purchases or which back private label MBS investments. In response, the Board has adopted and implemented stricter policies and risk management practices that set appropriate risk sublimits for credit exposure on Alt-A and subprime MBS.

Although the Bank discontinued the purchase of private label MBS in late 2007, approximately 75% of the Bank’s current MBS portfolio was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

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

Characteristics of Private Label MBS by Type of Collateral

	June 30, 2009			December 31, 2008
	Fixed			Fixed
(dollars in millions)	Rate	Variable Rate	Total	Rate	Variable Rate	Total
Private label residential MBS:
Prime	$1,589.5	$3,746.3	$5,335.8	$1,877.2	$4,267.6	$6,144.8
Alt-A	1,068.2	1,309.8	2,378.0	1,164.7	1,409.7	2,574.4
Subprime	-	18.0	18.0	-	20.3	20.3

Total	2,657.7	5,074.1	7,731.8	3,041.9	5,697.6	8,739.5
HELOC:
Alt-A	-	68.2	68.2	-	72.3	72.3

Total	-	68.2	68.2	-	72.3	72.3

Total private label MBS	$2,657.7	$5,142.3	$7,800.0	$3,041.9	$5,769.9	$8,811.8

Note:   The table presented above excludes par balances of $38.3 million and $46.1 million related to the restricted certificates pertaining to the Shared Funding Program at June 30, 2009 and December 31, 2008, respectively. These securities were fixed rate prime private label residential MBS for both periods presented.

Certain MBS securities have a fixed-rate component for a specified period of time, then have a rate reset on a given date. When the rate is reset, the security is then considered to be a variable rate security. Examples of these types of instruments would include securities supported by underling 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages (ARMs). For purposes of the table above, these securities are all reported as variable-rate, regardless of whether the rate reset date has been hit.

Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models, that summarize an individual’s credit record and predict the likelihood that a borrower will repay future obligations as expected. FICO® scores, developed by Fair, Isaac and Co., Inc. are the most commonly used credit scores. FICO scores are ranked on a scale of approximately 300 to 850 points. Based on historic statistics, borrowers with higher credit scores are more likely to repay their debts as expected than those with lower scores. Original credit score data for the underlying borrowers was available for approximately 89% and 91% of the mortgage loans comprising the private label MBS portfolio as of June 30, 2009 and December 31, 2008, respectively. Credit score ranges are based on available loan level data applied to the ending par balances of the loans. The averages for the private label MBS portfolio are calculated from the average score for each security weighted by the ending par balance of the loans.

Credit score characteristics of the Bank’s total private label MBS portfolio are presented below.

	June 30,	December 31,
	2009	2008
Original FICO® score range:
740 and greater	43%	49%
700 to 739	55%	49%
660 to 699	1%	1%
Less than 660	1%	1%

Weighted average original FICO® score	734	736

The following table provides the fair value of the private label MBS portfolio as a percentage of the par balance by collateral type as well as year of securitization (vintage). The Bank purchased no private label MBS during 2008 or the first six months of 2009.

Private label residential MBS by Year of	June 30,	March 31,	December 31,	September 30,	June 30,
Securitization	2009	2009	2008	2008	2008
Prime:
2007	62.9%	66.5%	73.3%	86.9%	95.7%
2006	70.5	68.9	69.0	85.4	92.5
2005	80.8	75.9	75.7	85.6	93.1
2004	84.3	82.0	79.6	89.4	96.1
2003 and earlier	90.0	87.8	83.0	87.6	92.0
Weighted average of all Prime	76.0	75.3	76.0	87.1	94.2

Alt-A:
2007	54.5	56.4	59.3	72.5	88.6
2006	60.0	58.4	62.8	76.0	84.7
2005	70.4	68.0	67.5	82.1	90.6
2004	76.2	72.9	67.6	80.2	82.8
2003 and earlier	87.7	88.1	84.9	86.3	86.0
Weighted-average of all Alt-A	66.2	65.1	66.0	78.2	86.3

Subprime:
2003 and earlier	57.8	63.3	73.2	83.0	86.2
Weighted average of all Subprime	57.8	63.3	73.2	83.0	86.2

HELOC:
2006	36.2	42.3	59.3	81.6	69.0
2005	56.4	56.8	41.2	68.0	77.2
2004	36.3	38.1	36.7	55.7	58.7
Weighted average of all HELOC	37.9	41.1	44.9	65.5	63.7

Weighted-average of total private label MBS	72.7%	72.0%	72.8%	84.3%	91.9%

Note:  The 2003 prime percentages presented in the table above exclude the impact of the restricted certificates pertaining to the Shared Funding Program.

Earlier this year, legislation was passed by the House allowing for bankruptcy modifications on mortgages of owner-occupied homes, also known as cramdown provisions. Prices on private label MBS that include bankruptcy carve-out language could be affected by legislation that impacts the underlying collateral including any cramdown legislation or mortgage loan modification programs. For further information, see the discussion in “Legislative and Regulatory Developments” in this Management’s Discussion and Analysis in this report filed on Form 10-Q.

Private Label MBS Collateral Statistics.  The following tables provide various detailed collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by collateral type as of June 30, 2009. The Bank purchased no private label MBS in 2008 or during the first six months of 2009.

	Private Label MBS by Year of Securitization – PRIME(1)
					2003 and
(dollars in millions)	2007	2006	2005	2004	earlier	Total
Par by lowest external long-term rating:
AAA(2)	$77.6	$252.9	$505.0	$800.6	$722.3	$2,358.4
AA	83.2	250.3	73.4	81.6	40.5	529.0
A	-	-	104.7	185.9	49.0	339.6
BBB	353.5	27.5	139.8	33.8	-	554.6
BB	889.4	-	124.5	-	-	1,013.9
B	-	339.3	45.7	-	-	385.0
CCC	155.3	-	-	-	-	155.3

Total	$1,559.0	$870.0	$993.1	$1,101.9	$811.8	$5,335.8

Average price	62.9	70.5	80.8	84.3	90.0	76.0
Fair value(2)	$980.7	$613.5	$802.6	$928.7	$730.7	$4,056.2
Amortized cost(2)	1,536.3	859.6	986.5	1,095.8	800.6	5,278.8
Gross unrealized losses	(555.6)	(246.1)	(183.9)	(167.1)	(69.9)	(1,222.6)
Total YTD 2009 OTTI charge taken(3)	(331.9)	(28.7)	(43.3)	-	-	(403.9)
Original credit enhancement	5.9%	5.0%	3.8%	3.7%	5.3%	4.8%
Weighted-average credit enhancement - current	7.0	6.9	5.8	7.6	8.7	7.1
Minimum credit enhancement	3.1	3.4	3.4	-	2.5	-
Collateral delinquency 60 or more days	6.2	6.4	6.4	5.3	2.1	5.5
Monoline financial guarantee	$-	$-	$-	$-	$-	$-

Note:

(1)	The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program, including 2003 vintage par balances of $36.2 million rated AAA and $2.1 million rated AA.

(2)	Includes two 2005 vintage reperforming securities and one 2004 vintage reperforming security, the underlying mortgage loans of which are government-guaranteed. The 2005 vintage securities have a par balance of $28.1 million, a fair value of $21.4 million and an amortized cost of $28.1 million. The 2004 vintage security has a par balance of $18.3 million, a fair value of $14.8 million and an amortized cost of $18.3 million.

(3)	Represents both the credit and noncredit components of OTTI recorded in the first six months of 2009, excluding cumulative effect adjustment.

	Private Label MBS by Year of Securitization - ALT-A
					2003 and
(dollars in millions)	2007	2006	2005	2004	earlier	Total
Par by lowest external long-term rating:
AAA	$-	$32.7	$48.9	$343.7	$225.0	$650.3
AA	-	-	73.1	-	-	73.1
A	120.0	-	159.8	18.7	-	298.5
BBB	-	98.0	-	45.1	-	143.1
BB	-	174.3	126.8	-	-	301.1
B	-	266.6	-	-	-	266.6
CCC	306.9	338.4	-	-	-	645.3

Total	$426.9	$910.0	$408.6	$407.5	$225.0	$2,378.0

Average price	54.5	60.0	70.4	76.2	87.7	66.2
Fair value	$232.8	$546.4	$287.7	$310.4	$197.4	$1,574.7
Amortized cost	404.3	873.3	403.1	408.8	224.2	2,313.7
Gross unrealized losses	(171.5)	(326.9)	(115.4)	(98.4)	(26.8)	(739.0)
Total YTD 2009 OTTI charge taken(3)	(80.9)	(257.0)	(40.0)	-	(1.3)	(379.2)
Original credit enhancement	8.6%	6.6%	5.7%	4.3%	7.0%	6.5%
Weighted-average credit enhancement - current	12.3	9.4	6.9	9.2	13.9	10.0
Minimum credit enhancement	9.8	4.0	5.9	7.0	4.3	4.0
Collateral delinquency 60 or more days	25.4	17.4	8.9	4.6	4.5	14.2
Monoline financial guarantee	$-	$-	$-	$-	$-	$-

Note:

(3)	Represents both the credit and noncredit components of OTTI recorded in the first six months of 2009, excluding cumulative effect adjustment.

	Private Label MBS by Year of Securitization - SUBPRIME
					2003 and
(dollars in millions)	2007	2006	2005	2004	earlier	Total
Par by lowest external long-term rating:
AAA	$-	$-	$-	$-	$11.3	$11.3
A	-	-	-	-	3.4	3.4
BBB	-	-	-	-	3.3	3.3

Total	$-	$-	$-	$-	$18.0	$18.0

Average price	-	-	-	-	57.8	57.8
Fair value	$-	$-	$-	$-	$10.4	$10.4
Amortized cost	-	-	-	-	17.7	17.7
Gross unrealized losses	-	-	-	-	(7.3)	(7.3)
Total YTD 2009 OTTI charge taken(3)	-	-	-	-	(1.9)	(1.9)
Original credit enhancement	-	-	-	-	10.7%	10.7%
Weighted-average credit enhancement - current	-	-	-	-	36.3	36.3
Minimum credit enhancement	-	-	-	-	18.4	18.4
Collateral delinquency 60 or more days	-	-	-	-	27.2	27.2
Monoline financial guarantee	$-	$-	$-	$-	$0.3	$0.3

Note:

(3)	Represents both the credit and noncredit components of OTTI recorded in the first six months of 2009, excluding cumulative effect adjustment.

	Private Label MBS by Year of Securitization - HELOC
					2003 and
(dollars in millions)	2007	2006	2005	2004	earlier	Total
Par by lowest external long-term rating:
AAA	$-	$-	$-	$-	$-	$-
AA	-	24.1	5.4	-	-	29.5
BBB	-	-	-	-	-	-
BB	-	-	-	20.3	-	20.3
B	-	-	-	14.4	-	14.4
CCC	-	-	-	4.0	-	4.0

Total	$-	$24.1	$5.4	$38.7	$-	$68.2

Average price	-	36.2	56.4	36.3	-	37.9
Fair value	$-	$8.8	$3.0	$14.0	$-	$25.8
Amortized cost	-	24.1	5.4	38.7	-	68.2
Gross unrealized losses	-	(15.3)	(2.4)	(24.7)	-	(42.4)
Total YTD 2009 OTTI charge taken(3)	-	-	-	-	-	-
Original credit enhancement(4)	-	-	3.1%	(0.3)%	-	0.1%
Weighted-average credit enhancement - current	-	1.2	10.6	7.0	-	5.2
Minimum credit enhancement	-	1.2	10.6	3.4	-	1.2
Collateral delinquency 60 or more days	-	2.6	0.4	13.0	-	8.0
Monoline financial guarantee	$-	$24.1	$5.4	$38.7	$-	$68.2

Note:

(3)	Represents both the credit and noncredit components of OTTI recorded in the first six months of 2009, excluding cumulative effect adjustment.

(4)	Negative original and average credit support is related to certain home equity loans that rely on over-collateralization, excess spread and bond insurance. Over-collateralization builds up over time and could be negative at the security’s origination and over a certain period of time thereafter.

Private Label MBS Issuers and Servicers.  The following tables provide further detailed information regarding the issuers and servicers of the Bank’s private label MBS portfolio that exceeded 5% of the total as of June 30, 2009. Management actively monitors the credit quality of the portfolio’s servicers. For further information on the Bank’s MBS servicer risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank’s financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.” in the Bank’s 2008 Annual Report filed on Form 10-K.

Issuers	Total Carrying Value
(in millions, including accrued interest)	Plus Accrued Interest	Total Fair Value
J.P. Morgan Chase & Co.	$1,789.5	$1,423.6
Lehman Brothers Holdings Inc.	1,126.5	958.2
Wells Fargo & Co.	964.9	803.3
Countrywide Financial Corp.	715.0	655.0
Citigroup Inc.	428.4	387.8
Other	1,783.2	1,478.9

Total	$6,807.5	$5,706.8

Servicers	Total Carrying Value
(in millions)	Plus Accrued Interest	Total Fair Value
Wells Fargo Bank NA	$2,654.6	$2,145.2
Aurora Loan Services Inc.	1,100.7	932.9
US Bank	812.3	626.6
Countrywide Home Loans Servicing LP	732.4	669.8
Citimortgage Inc.	373.3	332.6
Other	1,134.2	999.7

Total	$6,807.5	$5,706.8

Private Label MBS Credit Ratings.  The following table provides the credit ratings by collateral type as of June 30, 2009.

				Wtd-Avg
(dollars in millions)			Gross Unrealized	Collateral
Credit Rating as of June 30, 2009	Par	Amortized Cost(1)	Losses	Delinquency
Private label residential MBS:
Prime:
AAA	$2,358.4	$2,331.6	$(296.8)	3.7%
AA	529.0	524.4	(105.9)	5.4
A	339.6	338.6	(70.8)	8.9
BBB	554.6	554.4	(149.9)	5.2
BB	1,013.9	995.8	(400.0)	6.5
B	385.0	381.2	(140.4)	8.8
CCC	155.3	152.8	(58.8)	11.1

Total Prime	$5,335.8	$5,278.8	$(1,222.6)	5.5%

Alt-A:
AAA	$650.3	$649.9	$(120.6)	3.7%
AA	73.1	72.3	(17.5)	3.6
A	298.5	293.0	(99.7)	16.4
BBB	143.1	138.2	(55.0)	12.2
BB	301.1	292.5	(105.2)	12.5
B	266.6	257.9	(105.5)	17.4
CCC	645.3	609.9	(235.5)	25.3

Total Alt-A	$2,378.0	$2,313.7	$(739.0)	14.2%

Subprime:
AAA	$11.3	$11.3	$(4.4)	27.2%
A	3.4	3.4	(1.3)	21.5
BBB	3.3	3.0	(1.6)	32.9

Total Subprime	$18.0	$17.7	$(7.3)	27.2%

HELOC:
AA	$29.5	$29.5	$(17.8)	2.2%
BB	20.3	20.3	(13.5)	14.9
B	14.4	14.4	(8.7)	12.0
CCC	4.0	4.0	(2.4)	9.5

Total HELOC	$68.2	$68.2	$(42.4)	8.0%

Note: The table presented above excludes par of $38.3 million, amortized cost of $39.2 million, and gross unrealized gains of $0.5 million related to the restricted certificates pertaining to the Shared Funding Program.

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of FSP 115-2).

The following table provides changes in credit ratings by collateral type updated through August 7, 2009.

	Investment Ratings		Balances as of June 30, 2009
	June 30,	August 7,	Carrying	Fair
(dollars in millions)	2009	2009	Value	Value
Private label residential MBS	AAA	AA	$256.9	$217.4
	AAA	A	153.0	117.7
	AAA	BBB	36.6	30.1
	AAA	BB	91.4	78.3
	AAA	B	15.8	12.6
	AAA	CCC	84.3	91.2
	AA	BBB	194.8	140.3
	A	BB	16.5	6.4
	A	B	54.5	54.5
	A	CC	71.8	71.8
	BBB	B	277.8	186.4
	BBB	CCC	50.9	50.9
	BBB	CC	1.5	1.5
	BB	B	294.7	180.8
	BB	CCC	438.8	438.8
	BB	CC	75.4	56.4
	BB	C	23.7	30.2
	B	CCC	36.3	36.3
	B	CC	64.2	64.2
	CCC	CC	113.4	113.4
	CCC	C	79.4	79.4

Total private label residential MBS			$2,431.6	$2,058.6

HELOC	AA	A	$5.4	$3.0
	BB	CCC	9.8	5.1

			$15.2	$8.1

Private Label MBS in Unrealized Loss Positions.  The following table provides select financial and other statistical information on the portion of the private label MBS portfolio in an unrealized loss position at June 30, 2009.

Private Label MBS in Unrealized Loss Positions(1)

						August 7, 2009
			Gross	Wtd-Avg	June 30,
		Amortized	Unrealized	Collateral	2009		Current %	% Below	Current %
(dollars in millions)	Par	Cost	Losses(2)	Del Rate %	% AAA	% AAA	Inv Grade(3)	Inv Grade	Watchlist
Residential MBS backed by:
Prime loans:
First lien	$5,335.8	$5,278.8	$(1,222.6)	5.5%	44.2%	32.9%	27.4%	39.7%	9.8%
Alt-A and other:
Alt-A other	$2,378.0	$2,313.7	$(739.0)	14.2%	27.4%	24.5%	14.6%	60.9%	2.1%
Subprime loans:
First lien	$18.0	$17.7	$(7.3)	27.2%	62.8%	62.8%	18.6%	18.6%	43.4%
HELOC backed by:
Alt-A and other:
Alt-A other	$68.2	$68.2	$(42.4)	8.0%	-%	-%	43.3%	56.7%	43.3%

Notes:

(1)	The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program in the residential MBS-Prime category, including par balance of $38.3 million, amortized cost of $39.2 million, and gross unrealized gains of $0.5 million.

(2)	Gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.

(3)	Excludes AAA-rated investments.

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

	June 30, 2009		December 31, 2008
	Private	State and Local	Private	State and Local
	Label	Agency	Label	Agency
(in millions)	MBS	Obligations	MBS	Obligations
AMBAC Assurance Corporation (AMBAC)	$20.7	$-	$22.4	$-
Financial Guaranty Insurance Co. (FGIC)	4.0	-	4.4	-
Financial Security Assurance Inc. (FSA)	24.4	-	25.3	-
MBIA Insurance Corporation (MBIA)	19.4	-	20.5	127.3
National Public Finance Guarantee Corp. (NPFG)	-	127.3	-	-

Total	$68.5	$127.3	$72.6	$127.3

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

The following table further details the par value of the Bank’s insured private label MBS by collateral type and year of securitization (vintage) as of June 30, 2009.

	AMBAC		FSA		MBIA		FGIC
	Monoline		Monoline		Monoline		Monoline
	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized
(in millions)	Coverage	Losses	Coverage	Losses	Coverage	Losses	Coverage	Losses
SUBPRIME:
2003 and earlier	$-	$-	$0.3	$(0.2)	$-	$-	$-	$-

Total	$-	$-	$0.3	$(0.2)	$-	$-	$-	$-

HELOC:
2006	$-	$-	$24.1	$(15.4)	$-	$-	$-	$-
2005	5.4	(2.4)	-	-	-	-	-	-
2004	15.3	(10.2)	-	-	19.4	(12.0)	4.0	(2.4)

Total	$20.7	$(12.6)	$24.1	$(15.4)	$19.4	$(12.0)	$4.0	$(2.4)

In addition, the Bank had three prime reperforming MBS, the underlying mortgage loans of which are government-guaranteed, with a total par balance of $46.4 million and total fair value of $36.2 million at June 30, 2009. These three securities were all AAA-rated at June 30, 2009.

The following table presents the rating of the Bank’s monoline insurers as of June 30, 2009.

	Moody’s		S&P		Fitch
	Credit		Credit		Credit
	Rating	Watch	Rating	Watch	Rating	Watch
AMBAC	Ba3	-	BBB	Negative	-	-
FSA	Aa3	Negative	AAA	-	AA+	Negative
MBIA	B3	-	BBB	-	-	-
NPFG	Baa1	-	A	-	-	-
FGIC	-	-	-	-	-	-

Subsequent to June 30, 2009, AMBAC was downgraded from BBB to CC by at least one NRSRO.

Other-Than-Temporary Impairment.  Through June 30, 2009, the Bank recognized $69.8 million in combined year-to-date credit-related OTTI charges in earnings related to private label residential MBS, after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. If delinquency and/or loss rates on mortgages and/or home equity loans continue to increase, and/or a rapid decline in residential real estate values continues, the Bank could experience further reduced yields and/or additional material credit-related OTTI losses on its investment securities.

The Bank evaluates its individual securities portfolio to determine whether any of the investment securities are other-than-temporarily impaired. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not that it will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an OTTI in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. As of June 30, 2009, the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any securities before anticipated recovery of each security’s remaining amortized cost basis.

For securities that meet neither of the two conditions above, the Bank performs analysis to determine if any of these securities are at risk for OTTI (i.e., they may incur a credit loss). For agency securities, the Bank reviews the creditworthiness of the issuers of the agency debt securities and the strength of the government-sponsored enterprises’ guarantees of the agency MBS. For private label MBS, the Bank actively monitors their credit quality, including for certain private label MBS, the Bank performs a cash flow analysis (discussed below) to determine the Bank’s best estimate of expected cash flows. The difference between the present value of the Bank’s best estimate of expected cash flows and the amortized cost basis is considered the credit loss and the Bank concludes that an OTTI exists.

If the Bank determines that an OTTI exists, it accounts for the investment security as if it had been purchased on the measurement date of the OTTI at an amortized cost basis equal to the previous amortized cost basis less the credit-related OTTI recognized in noninterest income. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted into interest income prospectively over the remaining life of the investment security based on the amount and timing of future estimated cash flows. Cash flows expected to be collected represent the cash flows that the Bank is likely to collect after a careful assessment of all available information about each individual security at risk for OTTI, such as various security’s characteristics including, but not limited to, the following: the credit rating; the duration and level of the unrealized loss; any credit enhancements or insurance; and certain other collateral-related characteristics such as delinquency rates, the security’s performance and a ratio of credit enhancement to expected losses. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment. Beginning in the first quarter of 2009, and continuing into the second quarter of 2009, to ensure consistency in determination of the OTTI for investment securities among all FHLBanks, the FHLBanks used the same key modeling assumptions for purposes of their cash flow analysis. In performing the cash flow analysis for each of these securities, the Bank used two third party models. The first model considered borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), and were based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0% to 20% over the next nine to fifteen months (resulting in peak-to-trough home price declines of up to 51%). Thereafter, home prices are projected to increase 1% in the first year, 3% in the second year and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. A table of the significant assumptions used on those securities on which an OTTI was determined to have occurred as of June 30, 2009 is included in Note 5 to the unaudited financial statements included in this report filed on Form 10-Q. These models and assumptions have a significant effect on determining whether any of the investment securities are other-than-temporarily impaired and the reported fair values of the private label MBS and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income, retained earnings and total capital for the Bank.

As discussed above, the FHLBanks are employing methods to become more consistent in their overall OTTI analysis. To assist in this consistency, during the first quarter of 2009, the Finance Agency issued guidance that required the FHLBanks to develop and utilize FHLBank System-wide modeling assumptions run on a common platform (i.e., a specified third-party risk model and loan data source) to determine OTTI with respect to private label MBS. The guidance was issued based on the Finance Agency’s understanding that investors in the consolidated debt of the FHLBanks could better understand and utilize the information in the combined financial reports if it was prepared on a consistent basis. During the second quarter of 2009, the FHLBanks enhanced the overall OTTI process by creating an OTTI Governance Committee that is responsible for reviewing key modeling inputs and methodologies.

Under the guidance, the Bank continued to identify private label MBS it holds that should be subject to a cash flow analysis consistent with GAAP and other regulatory guidance. In addition, the Bank reviewed the modeling assumptions developed by the OTTI Governance Committee for reasonableness. To run the Bank’s private label MBS using a common platform, the Bank engaged the FHLBank of Indianapolis to perform the cash flow analysis of private label MBS classified as prime and Alt-A. The Bank engaged the FHLBank of Chicago to perform the cash flow analysis of private label MBS classified as subprime. The FHLBank of San Francisco performed the cash flow analysis of common private label MBS (i.e., those held by two or more FHLBanks). The Bank performed its own OTTI analysis on monoline insured HELOC MBS in a manner consistent with the FHLBank of New York which holds similar instruments. When the Bank performed its OTTI analysis of monoline insured HELOC investments, the Bank excluded the credit enhancement provided by the monoline insurance companies. Even without taking such enhancements into account, no projected cashflow shortfalls were generated in connection with such investments. Therefore, the Bank is not relying on the monoline insurer to recover the amortized cost of its HELOCs.

Based on analyses and reviews of the Bank’s private label MBS portfolio, the Bank determined that twenty-eight of its private label MBS were other-than-temporarily impaired at June 30, 2009, because the Bank determined it was likely that it would not recover the entire cost basis of each of these securities. These securities included the seven CUSIPs that had previously been identified as other-than-temporarily impaired at December 31, 2008. For the seven CUSIPs previously identified as other-than-temporarily impaired, the Bank recorded an additional impairment of $26.5 million related to credit loss and an additional impairment of $0.1 million related to noncredit loss factors during the six months ended June 30, 2009. For the twenty-one newly-identified CUSIPs with OTTI, the Bank recorded an impairment of $43.3 million related to credit loss and an impairment of $715.1 million related to noncredit loss factors during the six months ended June 30, 2009.

During second quarter 2009, the Bank had eleven newly other-than-temporarily impaired CUSIPs with impairment of $19.7 million related to credit loss and $424.2 million related to noncredit loss factors. In addition, during second quarter 2009, the Bank had twelve CUSIPs that had been previously identified as other-than-temporarily impaired. The Bank recorded additional impairment of $19.6 million related to credit loss and $3.3 million related to noncredit loss factors.

The Bank’s estimated economic loss on securities deemed to be other-than-temporarily impaired was $94.4 million at December 31, 2008; however, the cumulative effect adjustment recorded as a credit loss as of January 1, 2009 was only $10.0 million. This difference was due to (1) the change in accounting for OTTI on January 1, 2009 upon the Bank’s adoption of the provisions of FSP 115-2 and (2) the use of a different model by the Bank to calculate the credit loss. Both of these changes were discussed above.

As of June 30, 2009, the Bank transferred private label MBS that had an OTTI recognized during the quarter ended June 30, 2009 from its held-to-maturity portfolio to its available-for-sale portfolio. The Bank believes that the occurrence of a credit loss constitutes evidence of significant decline in the issuer’s creditworthiness and transferred certain private label MBS to available-for-sale. The Bank also believes that the transfer increases its flexibility to potentially sell private label MBS that have incurred a credit loss when market conditions improve without tainting the Bank’s entire held-to-maturity portfolio. As of June 30, 2009, the private label MBS transferred to available-for-sale had an amortized cost of $2.0 billion, OTTI recognized in other comprehensive loss of $820.4 million, fair value of $1.2 billion and an unrealized gain of $22.4 million.

The following tables represent the entire private label and HELOC MBS portfolios and any OTTI.

Other-Than-Temporary Impairment of
Private Label and HELOC MBS
by Year of Securitization
At and for the Six Months Ended June 30, 2009

(in millions)			Prime(1)
		Gross		OTTI related	OTTI Related
	Amortized	Unrealized	Fair	to Credit	to Noncredit	Total OTTI
Year of Securitization	Cost	Losses(2)	Value	Losses	Losses	Losses
Private label RMBS:
2008	$-	$-	$-	$-	$-	$-
2007	1,536.3	(555.6)	980.7	(16.6)	(315.3)	(331.9)
2006	859.6	(246.1)	613.5	(0.1)	(28.6)	(28.7)
2005	986.5	(183.9)	802.6	(1.8)	(41.5)	(43.3)
2004	1,095.8	(167.1)	928.7	-	-	-
2003 and prior	800.6	(69.9)	730.7	-	-	-

Total	$5,278.8	$(1,222.6)	$4,056.2	$(18.5)	$(385.4)	$(403.9)

Total private label RMBS	$5,278.8	$(1,222.6)	$4,056.2	$(18.5)	$(385.4)	$(403.9)

Note: The Bank had no prime HELOCs

(in millions)			Alt-A(1)
		Gross			OTTI Related
	Amortized	Unrealized	Fair	OTTI related	to Noncredit	Total OTTI
Year of Securitization	Cost	Losses(2)	Value	to Credit Losses	Losses	Losses
Private label RMBS:
2008	$-	$-	$-	$-	$-	$-
2007	404.3	(171.5)	232.8	(17.1)	(63.8)	(80.9)
2006	873.3	(326.9)	546.4	(31.6)	(225.4)	(257.0)
2005	403.1	(115.4)	287.7	(2.3)	(37.7)	(40.0)
2004	408.8	(98.4)	310.4	-	-	-
2003 and prior	224.2	(26.8)	197.4	-	(1.3)	(1.3)

Total	$2,313.7	$(739.0)	$1,574.7	$(51.0)	$(328.2)	$(379.2)

HELOCs:
2008	$-	$-	$-	$-	$-	$-
2007	-	-	-	-	-	-
2006	24.1	(15.3)	8.8	-	-	-
2005	5.4	(2.4)	3.0	-	-	-
2004	38.7	(24.7)	14.0	-	-	-
2003 and prior	-	-	-	-	-	-

Total	$68.2	$(42.4)	$25.8	$-	$-	$-

Total private label RMBS and HELOCs	$2,381.9	$(781.4)	$1,600.5	$(51.0)	$(328.2)	$(379.2)

(in millions)			Subprime(1)
		Gross		OTTI related	OTTI Related
	Amortized	Unrealized	Fair	to Credit	to Noncredit	Total OTTI
Year of Securitization	Cost	Losses(2)	Value	Losses	Losses	Losses
Private label RMBS:
2008	$-	$-	$-	$-	$-	$-
2007	-	-	-	-	-	-
2006	-	-	-	-	-	-
2005	-	-	-	-	-	-
2004	-	-	-	-	-	-
2003 and prior	17.7	(7.3)	10.4	(0.3)	(1.6)	(1.9)

Total	$17.7	$(7.3)	$10.4	$(0.3)	$(1.6)	$(1.9)

Total private label RMBS	$17.7	$(7.3)	$10.4	$(0.3)	$(1.6)	$(1.9)

Notes:

(1)	The FHLBanks classify private label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.
(2)	Represents total gross unrealized losses including noncredit related impairment recognized in accumulated other comprehensive loss.

Summary of Other-Than-Temporary Impairments Recorded by Security Type and
Duration of Unrealized Losses Prior to Impairment(1)
For the Six Months Ended June 30, 2009

	Noncredit-Related Gross Unrealized Losses(2)			Credit-Related Gross Unrealized Losses(3)
	Less than	12 Months		Less than	12 Months
(in millions)	12 Months	or Greater	Total	12 Months	or Greater	Total
Held-to-maturity securities:
Prime:
Private label RMBS	$-	$(30.9)	$(30.9)	$-	$(1.3)	$(1.3)
Alt-A:
Private label RMBS	-	(68.4)	(68.4)	-	(6.1)	(6.1)

Total held-to-maturity securities	$-	$(99.3)	$(99.3)	$-	$(7.4)	$(7.4)

Available-for-sale securities:
Prime:
Private label RMBS	$-	$(354.6)	$(354.6)	$-	$(17.2)	$(17.2)
Alt-A:
Private label RMBS	-	(259.7)	(259.7)	-	(44.9)	(44.9)
Subprime:
Private label RMBS	-	(1.6)	(1.6)	-	(0.3)	(0.3)

Total available-for-sale securities	$-	$(615.9)	$(615.9)	$-	$(62.4)	$(62.4)

Private label MBS total	$-	$(715.2)	$(715.2)	$-	$(69.8)	$(69.8)

Notes:

(1)	The FHLBanks classify private label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.
(2)	Noncredit losses were recognized in accumulated other comprehensive loss upon OTTI at June 30, 2009.
(3)	Credit losses were recognized in earnings upon OTTI at June 30, 2009.

In its ongoing review, management will continue to evaluate all impaired securities, including those for which charges for OTTI have been recorded. If the performance of the Bank’s private label MBS portfolio continues to deteriorate, additional securities in the Bank’s held-to-maturity and available-for-sale portfolios could become other-than-temporarily impaired, which could lead to additional significant OTTI charges. At the present time, the Bank cannot estimate the future amount of any additional OTTI charges.

As discussed above, the development of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, the Bank determined that, in addition to the Bank’s base case scenario (best estimate), it was appropriate to run another scenario that represented a plausible adverse external assumption (referred to as the stress scenario). The OTTI Governance Committee determined that the stress scenario would have the following modifications to the base case: the current-to-trough housing price forecast will show a decline of five percentage points; the housing price recovery path would show no increase from trough levels through the first year, a 1% increase the second year, a 2% increase the third year, and a 3% per year increase thereafter. See Note 5 to the unaudited financial statements in this report filed on Form 10-Q for base case scenario assumption details.

As of June 30, 2009, the Bank generated cash flow tests on 101 private label MBS CUSIPs in its base case scenario. From that base case, 23 CUSIPs experienced a credit loss of $39.3 million during the second quarter of 2009. The Bank performed the stress scenario discussed above on the same 105 CUSIPs. Using the stress scenario, the Bank’s credit loss would have increased $51.7 million, to $91.1 million for the second quarter 2009, as noted in the table below. Under the stress scenario, for the six months ended June 30, 2009, the Bank would have recorded a credit loss of $121.5 million, compared to $69.8 million in the base case. The majority of the increase resulted from the credit loss increasing on private label MBS already identified as other-than-temporarily impaired. The stress scenario resulted in a credit loss for one CUSIP that was reported as being other-than-temporarily impaired but did not have a credit loss during the second quarter of 2009, two CUSIPs that were not other-than-temporarily impaired under the base scenario, and one CUSIP had a small credit loss in the base case but no credit loss in the stress scenario.

Base Case Scenario Results vs. Stress Scenario Results
For the Three Months Ended June 30, 2009

	Base Case Scenario			Stress Scenario
	Number	Unpaid	OTTI Credit	Number	Unpaid	OTTI Credit Loss
	of	Principal	Loss In	of	Principal	Which Would be
(dollars in millions)	CUSIPs	Balance	Net Income	CUSIPs	Balance	In Net Income
Prime	7	$909.1	$(17.2)	8	$1,005.4	$(33.2)
Alt-A	15	1,197.4	(21.8)	16	1,335.7	(57.5)
Subprime	1	3.3	(0.3)	1	3.3	(0.4)

Total residential MBS	23	$2,109.8	$(39.3)	25	$2,344.4	$(91.1)

Credit and Counterparty Risk – Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans.  The Bank offers a mortgage loan purchase program as a service to members. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure, including the necessary credit enhancement. These assets carry credit enhancements, which give them the approximate equivalent of a AA credit rating, although the credit enhancement is not actually rated. The Bank had net mortgage loan balances of $5.6 billion and $6.2 billion as of June 30, 2009 and December 31, 2008, respectively, after allowance for credit losses of $6.3 million and $4.3 million, respectively. The increase in the allowance for credit losses related to the MPF portfolio was driven by several factors, including updated default and loss assumptions in accordance with the methodology and an increase in delinquencies in the portfolio, although delinquencies remain markedly below national delinquency numbers for prime mortgage loans.

Mortgage Insurers.  The Bank’s MPF Program currently has credit exposure to nine mortgage insurance companies to provide both primary mortgage insurance and supplemental mortgage insurance under its various programs. The Bank closely monitors the financial condition of these mortgage insurers. All providers are required to maintain a rating of AA- or better by at least one credit rating agency and are reviewed at least annually by the Bank’s Credit Risk Committee or more frequently as circumstances warrant. The MPF Provider and the various FHLBanks offering the MPF Program have established a set of financial criteria for further monitoring the financial condition of the mortgage insurance companies.

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

As noted in the table below, very few of the Bank’s mortgage insurers currently maintain a rating of A+ or better by at least one credit rating agency. As required by the Program, for ongoing primary mortgage insurance, the ratings model currently requires additional credit enhancement from the PFI to compensate for the lower mortgage insurer rating. The MPF Plus product, which requires supplemental mortgage insurance under the Program, is currently not being offered due to a lack of insurers writing new SMI policies. The Bank had no open MPF Plus Master Commitments at June 30, 2009.

The following tables present mortgage insurance provider credit exposure and concentrations with coverage greater than 10% of total coverage as of June 30, 2009 and December 31, 2008.

	June 30, 2009
	Credit Rating (Fitch/	Primary	Supplemental
	Moody’s/Standard &	Mortgage	Mortgage	Total Credit	Percent of
(dollars in millions)	Poor’s)	Insurance	Insurance	Exposure	Total
Genworth Mortgage Insurance Corp. (Genworth)	- / Baa2 / BBB+	$7.4	$53.2	$60.6	39.2
Mortgage Guaranty Insurance Corp. (MGIC)	BBB / Ba2 / BB	25.9	3.6	29.5	19.1
Republic Mortgage Insurance Company (RMIC)	BBB / Baa2 / A-	17.5	5.1	22.6	14.6
PMI Mortgage Insurance Co. (PMI)	- / Ba3 / BB-	15.8	0.8	16.6	10.7
Other insurance providers		24.9	0.4	25.3	16.4

Total		$91.5	$63.1	$154.6	100.0

	December 31, 2008
	Credit Rating (Fitch/	Primary	Supplemental	Total
	Moody’s/Standard &	Mortgage	Mortgage	Credit	Percent of
(dollars in millions)	Poor’s)	Insurance	Insurance	Exposure	Total
Genworth Mortgage Insurance Corp. (Genworth)	A+	$7.7	$53.2	$60.9	36.4
Mortgage Guaranty Insurance Corp. (MGIC)	A-	27.9	5.5	33.4	20.0
Republic Mortgage Insurance Company (RMIC)	A	20.0	5.1	25.1	15.0
PMI Mortgage Insurance Co. (PMI)	BBB+	18.6	0.8	19.4	11.6
Other insurance providers		28.1	0.4	28.5	17.0

Total		$102.3	$65.0	$167.3	100.0

Subsequent to June 30, 2009, MGIC was downgraded to BB by at least one NRSRO.

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

Derivative Counterparties.  The Bank is subject to credit risk arising from the potential non-performance by derivative counterparties with respect to the agreements entered into with the Bank, as well as certain operational risks relating to the management of the derivative portfolio. In management of this credit risk, the Bank follows the policies established by the Board regarding unsecured extensions of credit. For all derivative counterparties, the Bank selects only highly-rated derivatives dealers and major banks that meet the Bank’s eligibility criteria. The Bank manages derivative counterparty credit risk through the combined use of credit analysis, collateral management and other risk mitigation techniques. For example, the Bank requires collateral agreements on all nonmember derivative financial instrument contracts under which collateral must be posted against exposure over an unsecured threshold amount. Additionally, the extent to which the Bank is exposed to derivative counterparty risk, the risk is partially mitigated through the use of master netting agreements and bilateral security agreements with all active derivative counterparties that provide for delivery of collateral at specified levels tied to individual counterparty credit ratings as reported by the credit rating agencies. In determining maximum credit exposure, the Bank considers accrued interest receivables and payables, and the legal right to offset assets and liabilities on an individual counterparty basis. As a result of these risk mitigation actions, management does not anticipate any credit losses on its current derivative agreements outstanding.

The Bank regularly monitors the credit exposure of derivative transactions by determining the market value of positions using an internal pricing model. The market values generated by this model are compared to other internal models and dealer prices on a monthly basis. Collateral transfers required due to changes in market values are conducted on a daily basis, when necessary. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The recent deterioration in the credit/financial markets has heightened the Bank’s awareness of derivative default risk. In response, the Bank has created a task force which has worked toward lessening this risk by (1) attempting to negotiate revised ISDA Master Agreement terms, when necessary, that should help to mitigate losses in the event of a counterparty default and (2) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts. The Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty and do not permit rehypothecation.

For purposes of the table below, the notional principal outstanding reflects only those counterparties which have net credit exposure at June 30, 2009 and December 31, 2008. In addition, the maximum credit exposure represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank and the net credit exposure represents maximum credit exposure less the protection afforded by contractually required collateral held by the Bank.

	June 30, 2009
				Cash
(dollars in millions)	Number of	Notional Principal	Maximum Credit	Collateral
Credit Rating (1)	Counterparties	Outstanding	Exposure	Held	Net Credit Exposure
AAA	1	$20.0	$0.5	$-	$0.5
AA	1	230.0	7.9	-	7.9
A	3	2,688.8	48.2	43.5	4.7

Total	5	$2,938.8	$56.6	$43.5	$13.1

	December 31, 2008
				Cash
(dollars in millions)	Number of	Notional Principal	Maximum Credit	Collateral
Credit Rating (1)	Counterparties	Outstanding	Exposure	Held	Net Credit Exposure
AAA	1	$20.0	$0.8	$-	$0.8
AA	2	1,320.0	16.5	-	16.5
A	4	2,382.3	21.4	9.8	11.6

Total	7	$3,722.3	$38.7	$9.8	$28.9

Note:

(1)	Credit ratings reflect the lowest rating from the credit rating agency. These tables do not reflect changes in any rating, outlook or watch status after June 30, 2009 and December 31, 2008. The Bank measures credit exposure through a process which includes internal credit review and various external factors.

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

At June 30, 2009, three counterparties collectively represented approximately 96% of the Bank’s total net credit exposure, one rated AA and two rated A. At December 31, 2008, four counterparties, all of whom were rated AA, collectively represented approximately 91% of the Bank’s total net credit exposure. The Bank’s total net credit exposure to derivative counterparties, which reflects derivative assets net of cash collateral, was $13.1 million and $28.9 million at June 30, 2009 and December 31, 2008, respectively.

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

Consolidated bonds and discount notes, along with member deposits, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. These ratings measure the likelihood of timely payment of principal and interest. At June 30, 2009, the Bank’s consolidated obligation bonds outstanding totaled $54.1 billion compared to $61.4 billion as of December 31, 2008, a decrease of $7.3 billion, or 11.9%. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at June 30, 2009 decreased to $15.5 billion down from $22.9 billion at December 31, 2008, a decline of $7.4 billion, or 32.3%.

The Bank’s investments also represent a key source of liquidity. Total investments available for liquidation may include trading securities, available-for-sale securities, Federal funds sold, certificates of deposit and interest earning deposits. These amounts were $15.9 billion at June 30, 2009, compared to $9.6 billion at December 31, 2008. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasury and agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds.

As noted in the “Legislative and Regulatory Developments” and “Current Financial and Mortgage Market Events and Trends” discussions in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K, the Housing Act provides temporary authority for the U.S. Treasury to provide liquidity to the FHLBanks in any amount, as deemed appropriate, in part through the establishment of the GSECF. In connection with the GSECF, the Bank entered into a Lending Agreement with the U.S. Treasury. Any extensions of credit under this agreement would be a consolidated obligation and would be the joint and several obligation of all twelve FHLBanks. As of June 30, 2009 and the filing of this report on Form 10-Q, the Bank had not drawn on this source of liquidity and has no immediate plans to do so. This authorization expires December 31, 2009.

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions, operational disruptions at other FHLBanks or the OF, or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a Liquidity and Funds Management policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and (4) if necessary, allowing loans to mature without renewal. The Bank’s GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access. Due in part to capital markets disruptions in the fourth quarter 2008 and subsequently, the Bank was in violation of this 90-day liquidity requirement from time to time during the first four months of 2009, but was in compliance at April 30, 2009, during May and June 2009 and at June 30, 2009. Effective April 28, 2009, the calculation of 90-day contingency liquidity was modified to recognize that if the Bank were unable to access the capital markets for more than a short period of time, the Bank would not call debt that would otherwise be eligible to be called.

Additionally, in accordance with required regulation, the Bank’s Liquidity and Funds Management policy has historically mandated that the Bank hold contingency liquidity sufficient to meet the Bank’s estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank’s liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing loans to members, securities available for repurchase agreements, available-for-sale securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At June 30, 2009 and December 31, 2008, excess contingency liquidity was approximately $15.5 billion and $16.9 billion, respectively. As noted above, the Bank would also have access to additional liquidity through the GSECF, if necessary, although the Bank has no immediate plans to do so.

Repurchases of Excess Capital Stock.  In the past, the Bank also retained liquidity to repurchase a member’s capital stock, upon request and at the Bank’s sole discretion, at par value as long as the repurchase would not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. On

December 23, 2008, the Bank announced its decision to voluntarily suspend the repurchase of excess capital stock until further notification in an effort to preserve capital. As of June 30, 2009 and December 31, 2008, the Bank had outstanding capital redemption requests due to pending mergers and withdrawal requests of $8.2 million and $4.7 million, respectively. In addition, as of June 30, 2009 and December 31, 2008, excess capital totaled $1.4 billion and $479.7 million, respectively. See Note 10 of the unaudited financial statements in this report filed on Form 10-Q for additional information.

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

Financial Statements for the Three and Six Months Ended
June 30, 2009 and 2008
Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Interest income:
Loans to members	$168,140	$488,262	$408,768	$1,210,189
Prepayment fees on loans to members, net	1,827	2,035	2,897	2,121
Interest-earning deposits	4,953	2,185	10,767	6,141
Federal funds sold	49	20,158	53	53,106
Trading securities	5,150	-	11,065	-
Available-for-sale securities	845	307	937	743
Held-to-maturity securities	137,384	208,787	284,770	440,415
Mortgage loans held for portfolio	70,296	77,803	147,154	157,250
Loans to other FHLBanks	-	-	-	14

Total interest income	388,644	799,537	866,411	1,869,979

Interest expense:
Consolidated obligation discount notes	8,785	157,127	33,568	452,389
Consolidated obligation bonds	303,539	543,702	699,703	1,213,719
Deposits	394	10,003	806	25,347
Mandatorily redeemable capital stock	-	37	-	86
Other borrowings	17	35	34	56

Total interest expense	312,735	710,904	734,111	1,691,597

Net interest income before provision for credit losses	75,909	88,633	132,300	178,382
Provision for credit losses	1,069	2,112	1,512	3,475

Net interest income after provision for credit losses	74,840	86,521	130,788	174,907
Other income (loss):
Services fees	614	937	1,244	1,931
Net losses on trading securities (Note 3)	(372)	(20)	(316)	(325)
Total OTTI losses (Note 4 and Note 5)	(460,242)	-	(785,050)	-
Portion of OTTI losses recognized in other comprehensive loss (Note 4, Note 5 and Note 10)	420,877	-	715,225	-

Net OTTI losses (Note 4 and Note 5)	(39,365)	-	(69,825)	-
Net gains (losses) on derivatives and hedging activities (Note 8)	12,427	(689)	11,225	3,655
Contingency reserve (Note 13)	-	-	(35,314)	-
Other, net	2,277	951	4,234	1,272

Total other income (loss)	(24,419)	1,179	(88,752)	6,533
Other expense:
Operating	13,920	14,215	27,693	28,159
Finance Agency	702	757	1,478	1,514
Office of Finance	674	620	1,338	1,388

Total other expense	15,296	15,592	30,509	31,061

Income before assessments	35,125	72,108	11,527	150,379
Affordable Housing Program	941	5,890	941	12,285
REFCORP	2,117	13,244	2,117	27,619

Total assessments	3,058	19,134	3,058	39,904

Net income	$32,067	$52,974	$8,469	$110,475

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	40,025	40,527	39,977	40,871

Basic and diluted earnings per share	$0.80	$1.31	$0.21	$2.70

Dividends per share	$-	$0.95	$-	$2.11

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	June 30,	December 31,
(in thousands, except par value)	2009	2008
ASSETS
Cash and due from banks	$69,553	$67,577
Interest-earning deposits	8,663,383	5,103,671
Federal funds sold	500,000	1,250,000
Investment securities:
Trading securities (Note 3)	934,708	506,807
Available-for-sale securities, at fair value (Note 4)	1,252,968	19,653
Held-to-maturity securities; fair value of $12,042,160 and $12,825,341, respectively (Note 5)	13,093,177	14,918,045
Loans to members (Note 6)	45,799,611	62,153,441
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $6,332 and $4,301, respectively	5,607,486	6,165,266
Banking on Business loans, net of allowance for credit losses of $9,456 and $9,725, respectively	11,370	11,377
Accrued interest receivable	338,149	434,017
Prepaid REFCORP assessment	37,524	39,641
Premises, software and equipment, net	22,309	22,682
Derivative assets (Note 8)	13,144	28,888
Other assets	58,209	84,858

Total assets	$76,401,591	$90,805,923

Federal Home Loan Bank of Pittsburgh
Statement of Condition (continued) (unaudited)

	June 30,	December 31,
	2009	2008
LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing	$2,052,245	$1,467,606
Noninterest-bearing	44,970	18,771

Total deposits	2,097,215	1,486,377

Consolidated obligations, net (Note 9):
Discount notes	15,538,119	22,864,284
Bonds	54,090,499	61,398,687

Total consolidated obligations, net	69,628,618	84,262,971

Mandatorily redeemable capital stock (Note 10)	8,199	4,684
Accrued interest payable	300,432	494,078
Affordable Housing Program	32,686	43,392
Derivative liabilities (Note 8)	657,998	355,014
Other liabilities	172,631	24,540

Total liabilities	72,897,779	86,671,056

Commitments and contingencies (Note 13)	-	-

Capital (Note 10):
Capital stock - putable ($100 par value) issued and outstanding shares:
40,071 and 39,817 shares in 2009 and 2008, respectively	4,007,074	3,981,688
Retained earnings	434,914	170,484
Accumulated other comprehensive loss:
Net unrealized loss on available-for-sale securities (Note 4 and Note 10)	(14,730)	(14,543)
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities (Note 4 and Note 10)	(800,320)	-
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 5 and Note 10)	(121,117)	-
Net unrealized loss relating to hedging activities (Note 10)	(204)	(885)
Pension and post-retirement benefits (Note 10)	(1,805)	(1,877)

Total capital	3,503,812	4,134,867

Total liabilities and capital	$76,401,591	$90,805,923

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2009	2008
OPERATING ACTIVITIES
Net income	$ 8,469	$ 110,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(123,423)	(126,039)
Change in net fair value adjustment on derivative and hedging activities	268,704	160,953
OTTI losses	69,825	-
Other adjustments	1,513	3,484
Net change in:
Trading securities	(427,901)	824
Accrued interest receivable	95,895	41,069
Other assets	38,528	(566)
Accrued interest payable	(193,638)	(59,554)
Other liabilities(1)	(10,077)	(6,087)

Total adjustments	(280,574)	14,084

Net cash (used in) provided by operating activities	$(272,105)	$124,559

INVESTING ACTIVITIES
Net change in:
Interest-earning deposits (including $(1) and $2,351 from other FHLBanks for mortgage loan programs)	$(2,748,078)	$(236,868)
Federal funds sold	750,000	(1,165,000)
Loans to other FHLBanks	-	500,000
Premises, software and equipment	(2,342)	(1,688)
Available-for-sale securities:
Proceeds	504,049	3,717
Purchases	(500,000)	-
Held-to-maturity securities:
Net change in short-term	(1,700,000)	(791,493)
Proceeds from maturities long-term	2,178,873	1,465,959
Purchases of long-term	(475,000)	(329,815)
Loans to members:
Proceeds	91,396,641	802,661,096
Made	(75,963,427)	(800,238,651)
Mortgage loans held for portfolio:
Proceeds	841,245	443,238
Purchases	(293,307)	(259,160)

Net cash provided by investing activities	$13,988,654	$2,051,335

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued) (unaudited)

	For the Six Months Ended June 30,
(in thousands)	2009	2008
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$644,468	$1,793,895
Net payments for derivative financing activities	(100,869)	-
Net proceeds from issuance of consolidated obligations:
Discount notes	88,991,142	499,719,026
Bonds (including $0 and $313,938 from other FHLBanks)	15,559,303	23,766,865
Payments for maturing and retiring consolidated
obligations:

Discount notes	(96,284,663)	(510,832,030)
Bonds (including $407,000 and $0 from other FHLBanks)	(22,552,855)	(16,513,448)
Proceeds from issuance of capital stock	28,901	3,012,385
Payments for redemption of mandatorily redeemable capital stock	-	(53,663)
Payments for redemption/repurchase of capital stock	-	(2,955,677)
Cash dividends paid	-	(86,391)

Net cash (used in) financing activities	$(13,714,573)	$(2,149,038)

Net increase in cash and cash equivalents	$1,976	$26,856
Cash and cash equivalents at beginning of the period	67,577	67,388

Cash and cash equivalents at end of the period	$69,553	$94,244

Supplemental disclosures:
Interest paid during the period	$1,000,664	$1,385,373
AHP payments, net	11,647	8,502
REFCORP assessments paid	-	31,150
Transfers of mortgage loans to real estate owned	7,504	2,854

Note:

(1)	Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

				Accumulated
	Capital Stock -			Other
	Putable		Retained	Comprehensive
(in thousands)	Shares	Par Value	Earnings	Income (Loss)	Total Capital
Balance December 31, 2007	39,947	$3,994,732	$296,260	$(6,304)	$4,284,688

Proceeds from sale of capital stock	30,124	3,012,385			3,012,385
Redemption/repurchase of capital stock	(29,557)	(2,955,677)			(2,955,677)
Net shares reclassified to mandatorily redeemable capital stock	(536)	(53,663)			(53,663)
Comprehensive income (loss):
Net income			110,475		110,475
Net unrealized loss on available- for-sale securities				(9,789)	(9,789)
Reclassification adjustment for losses included in net income relating to:
Hedging activities				1,794	1,794
Other				443	443

Total comprehensive income (loss)			110,475	(7,552)	102,923
Cash dividends on capital stock			(86,391)		(86,391)

Balance June 30, 2008	39,978	$3,997,777	$320,344	$(13,856)	$4,304,265

Balance December 31, 2008	39,817	$3,981,688	$170,484	$(17,305)	$4,134,867

Cumulative effect of adjustments to opening balance relating to FSP 115-2			$255,961	$(255,961)	$ -
Proceeds from sale of capital stock	289	28,901			28,901
Net shares reclassified to mandatorily redeemable capital stock	(35)	(3,515)			(3,515)
Comprehensive income (loss):
Net income			8,469		8,469
Net unrealized losses on available- for-sale securities				(187)	(187)
Net unrealized gain on securities transferred from held-to-maturity to available-for-sale				22,435	22,435
Noncredit component of other-than- temporarily impaired securities:
Available-for-sale				472	472
Held-to-maturity				(731,308)	(731,308)
Reclassification of adjustment of noncredit portion of impairment losses included in net income relating to held-to-maturity				16,083	16,083
Accretion of noncredit portion of impairment losses on held-to-maturity securities				26,842	26,842
Reclassification adjustment for losses included in net income relating to: Hedging activities				681	681
Pension and post-retirement benefits				72	72

Total comprehensive income (loss)			8,469	(664,910)	(656,441)

Balance June 30, 2009	40,071	$4,007,074	$434,914	$(938,176)	$3,503,812

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

Notes to Financial Statements (unaudited) (continued)

Note 2 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).  On March 19, 2008, the FASB issued SFAS 161 which requires enhanced disclosures for derivative instruments. The intent of the enhanced disclosures is to assist the users of the financial statements to better understand how and why an entity uses derivative instruments and how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows. The Bank adopted SFAS 161 on January 1, 2009. The Bank’s adoption of SFAS 161 resulted in increased financial statement disclosure but had no impact on the Bank’s Statement of Operations and Statement of Condition. See Note 8 to the unaudited financial statements in this report filed on Form 10-Q for additional disclosures.

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

FASB Staff Position No. SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2).  On April 9, 2009, the FASB issued FSP 115-2. FSP 115-2 amends OTTI accounting guidance. FSP 115-2 is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to communicate more effectively when an OTTI event has occurred. FSP 115-2 amends the OTTI guidance in GAAP for debt securities; however, it does not amend existing recognition and measurement guidance related to OTTI accounting for equity securities. The new guidance is more operational, improves the presentation and disclosure of OTTI on debt securities and changes the calculation of the OTTI recognized in earnings in the financial statements.

For debt securities in an unrealized loss position, FSP 115-2 requires the Bank to assess whether (1) it has the intent to sell the debt security, or (2) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized. The Bank will recognize into net income an amount equal to the entire difference between fair value and amortized cost basis.

When a credit loss exists but neither of the criteria in the paragraph above are present, the OTTI (i.e., the difference between the security’s then-current carrying amount and its estimated fair value) is separated into (i) the amount of the total impairment related to the credit loss (i.e., the credit component) and (ii) the amount of the total impairment related to all other factors (i.e., the noncredit component). The credit component is recognized in earnings and the noncredit component is recognized in accumulated other comprehensive income (loss). The total OTTI is required to be presented in the Statement of Operations with an offset for the noncredit component recognized in accumulated other comprehensive income (loss). Previously, in all cases, if an impairment was determined to be other than temporary, then an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date of the reporting period for which the assessment was made.

The noncredit component of any OTTI losses recognized in accumulated other comprehensive income (loss) for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional OTTI that is recognized in earnings. In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the OTTI at an amount equal to the previous amortized cost basis less the OTTI recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest

Notes to Financial Statements (unaudited) (continued)

income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.

FSP 115-2 is effective and should be applied prospectively for financial statements issued for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for reporting periods ending after March 15, 2009. Early adoption of FSP 115-2 also requires early adoption of FASB Staff Position No. SFAS 157-4, Determining Fair Value when the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). When adopting FSP 115-2, an entity is required to record a cumulative effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized OTTI charge from retained earnings to accumulated other comprehensive income (loss) if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.

The Bank adopted FSP 115-2 as of January 1, 2009, and recognized the effects of applying FSP 115-2 as a change in accounting principle. The Bank recognized the $255.9 million cumulative effect of initially applying FSP 115-2 as an adjustment to retained earnings at January 1, 2009, with a corresponding offset to accumulated other comprehensive income (loss). Had the Bank not adopted FSP 115-2, the Bank would have recognized an amount approximated by the total OTTI losses in net income for the first six months of 2009.

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

Statement of Financial Accounting Standards No. 165, Subsequent Events (SFAS 165). On May 28, 2009, the FASB issued SFAS 165 to establish general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, it establishes that the Bank must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. It also requires the Bank to disclose the date through which the Bank evaluated subsequent events. SFAS 165 was effective for the Bank’s Form 10-Q as of June 30, 2009. The Bank’s adoption of SFAS 165 resulted in additional financial statement

Notes to Financial Statements (unaudited) (continued)

disclosure but had no impact on the Statement of Operations and Statement of Condition. See Note 14 to the unaudited financial statements in this report filed on Form 10-Q for the additional disclosure.

Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (SFAS 166).  On June 12, 2009, the FASB issued SFAS 166 to improve the relevance, representational faithfulness, and comparability of information about a transfer of financial assets. SFAS 166 amends sale accounting by eliminating the concept of a qualifying special-purpose-entity (QSPE), establishes the requirements for sale accounting for transfers of portions of a financial instrument, clarifies and amends derecognition provisions, amends the gain/loss recognition provisions related to sales of beneficial interests, and requires enhanced disclosures. SFAS 166 will be effective for transfers of financial assets beginning January 1, 2010. The Bank’s continues to evaluate the potential impact on its Statement of Operations and Statement of Condition.

Statement of Financial Accounting Standards No. 167, Consolidation of Variable Interest Entities, an amendment to FIN 46(R) (SFAS 167).  On June 12, 2009, the FASB issued SFAS 167 to amend the consolidation guidance for variable-interest-entities (VIEs). SFAS 167 amends the consolidation guidance by eliminating the scope exception for QSPEs, establishes a more qualitative evaluation to determine the primary beneficiary based on power and obligation to absorb losses or right to receive benefits, and requires the Bank to constantly reassess who is the primary beneficiary of a VIE. SFAS 167 will be effective for the Bank as of January 1, 2010 and will be applied to all current VIEs (including QSPEs). The Bank’s adoption of SFAS 167 is not currently expected to have a material impact on its Statement of Operations or Statement of Condition.

Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (SFAS 168).  On June 29, 2009, the FASB issued SFAS 168 to establish the FASB Accounting Standards Codification (FASB ASC) as the single source of authoritative nongovernmental GAAP. SFAS 168 does not change current GAAP. The intent is to organize all accounting literature by topic in one place to enable users to quickly identify appropriate GAAP. SFAS 168 is effective July 1, 2009 and must be used as GAAP reference in the Bank’s September 30, 2009 interim financial statements. The Bank’s adoption of SFAS 168 is not expected to have a material impact on its Statement of Operations or Statement of Condition.

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

Notes to Financial Statements (unaudited) (continued)

The following table presents the effects of this reclassification on the Bank’s prior period Statement of Operations and Statement of Cash Flows.

	As Originally	Impact of
(in thousands)	Reported	Reclassification	As Adjusted
Statement of Operations – three months ended June 30, 2008:
Interest income:
Interest-earning deposits	$47,935	$(45,750)	$2,185
Held-to-maturity securities	163,037	45,750	208,787
Total interest income	$799,537	$-	$799,537
Statement of Operations – six months ended June 30, 2008:
Interest income:
Interest-earning deposits	$110,931	$(104,790)	$6,141
Held-to-maturity securities	335,625	104,790	440,415
Total interest income	$1,869,979	$-	$1,869,979
Statement of Cash Flows – six months ended June 30, 2008:
Investing activities:
Net change in interest-earning deposits	$(1,111,868)	$875,000	$(236,868)
Held-to-maturity – net (increase) decrease in short-term	83,507	(875,000)	(791,493)
Total investing activities	$2,051,335	$-	$2,051,335

Note 3 – Trading Securities

The following table presents trading securities as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
(in thousands)	2009	2008
Certificates of deposit(1)	$ -	$500,613
TLGP investments	250,101	-
Treasury bills	678,637	-
Mutual funds offsetting deferred compensation	5,970	6,194

Total	$934,708	$506,807

Note:

(1)	Represents certificates of deposit that meet the definition of a security under SFAS 115.

The $427.9 million increase in trading securities from December 31, 2008 to June 30, 2009 was driven by increases in Treasury bills and TLGP investments, as the Bank continued its strategy of building liquidity. In addition, Treasury bills were also purchased with the expectation they could be pledged as collateral for derivative counterparties, replacing previously pledged cash.

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to the notional market risk of certain deferred compensation agreements. These deferred compensation liabilities were $5.9 million and $6.2 million at June 30, 2009 and December 31, 2008, respectively.

Net losses on trading securities were $372 thousand and $316 thousand, respectively, for the three and six months ended June 30, 2009. Net losses on trading securities were $20 thousand and $325 thousand for the three and six months ended June 30, 2008, respectively. Interest income on trading securities was $5.1 million and $11.0 million, respectively, for the three and six months ended June 30, 2009. There was no interest income on trading securities for the three and six months ended June 30, 2008.

Notes to Financial Statements (unaudited) (continued)

Note 4 – Available-for-Sale Securities

The following tables present available-for-sale securities as of June 30, 2009 and December 31, 2008.

	June 30, 2009
			Gross	Gross
		OTTI	Unrecognized	Unrecognized
	Amortized	Recognized	Holding	Holding	Estimated
(in thousands)	Cost(1)	in OCI(2)	Gains(3)	Losses(3)	Fair Value
Private label MBS:
Private label residential	$2,050,736	$(820,385)	$22,435	$(5,896)	$1,246,890
Private label HELOCs	17,282	(2,842)	472	(8,834)	6,078

Total private label MBS	$2,068,018	$(823,227)	$22,907	$(14,730)	$1,252,968

December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	Cost(1)	Gains	Losses	Fair Value
Private label MBS	$34,196	$ -	$(14,543)	$19,653

Note:

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of FSP 115-2).
(2)	Represents the noncredit portion of an OTTI recognized during the life of the security.
(3)	Net unrecognized holding gains/(losses) represent the difference between amortized cost less OTTI recognized in other comprehensive loss and estimated fair value.

The following table presents a reconciliation of the available-for-sale OTTI loss recognized through other comprehensive loss to the total net noncredit portion of OTTI losses on available-for-sale securities in accumulated other comprehensive loss as of June 30, 2009.

(in thousands)	June 30, 2009
Total OTTI loss recognized in other comprehensive loss	$(823,227)
Subsequent unrecognized changes in fair value	22,907

Net noncredit portion of OTTI losses on available-for-sale securities in accumulated other comprehensive loss	$(800,320)

The following tables summarize the available-for-sale securities with unrealized losses as of June 30, 2009 and December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2009
	Less than 12		Greater than 12
	Months		Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses(1)
Private label:
Private label residential	$-	$-	$1,246,890	$(803,846)	$1,246,890	$(803,846)
Private label HELOC	-	-	6,078	(11,204)	6,078	(11,204)

Total private label MBS	$-	$-	$1,252,968	$(815,050)	$1,252,968	$(815,050)

Note:

(1)	As a result of differences in the definitions of unrealized losses and unrecognized holding losses, total unrealized losses in the table above will not agree with total gross unrecognized holding losses in the previous June 30, 2009 table.

Notes to Financial Statements (unaudited) (continued)

December 31, 2008
Less than 12
	Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Total private label MBS	$-	$-	$18,089	$(14,543)	$18,089	$(14,543)

Securities Transferred.  On June 30, 2009, the Bank transferred certain private label MBS from its held-to-maturity portfolio to available-for-sale portfolio. The private label MBS transferred had an OTTI recognized during the quarter ended June 30, 2009, which the Bank believes constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transferred the securities to the available-for-sale portfolio to increase financial flexibility to sell these securities if management determines it is prudent to do so. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell the securities. The following table presents information on private label MBS transferred on June 30, 2009.

			Gross	Gross
		OTTI	Unrecognized	Unrecognized
	Amortized	Recognized	Holding	Holding	Estimated
(in thousands)	Cost	in OCI	Gains	Losses	Fair Value
Private label MBS - residential	$2,035,028	$(820,385)	$22,435	$ -	$1,237,078

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

Other-than-Temporary Impairment Analysis on Private Label MBS Available-for-Sale Securities. The Bank evaluates its available-for-sale investment securities for OTTI quarterly. A discussion of OTTI is detailed in Note 5 to the unaudited financial statements in this report filed on Form 10-Q. The overall process is the same for both available-for-sale and held-to-maturity securities.

Notes to Financial Statements (unaudited) (continued)

The table below summarizes the Bank’s available-for-sale securities for which an OTTI has been recognized during the life of the security as of June 30, 2009.

	At June 30, 2009
	Unpaid		Net
	Principal	Amortized	Unrealized	Fair
(in thousands)	Balance	Cost	Gains/ Losses	Value
Other-than-temporarily impaired available-for-sale securities:
Private label residential
Prime	$909,068	$887,990	$(354,443)	$533,547
Alt-A	1,197,425	1,143,986	(441,902)	702,084
Subprime	3,344	3,052	(1,605)	1,447
Private label HELOCs - Alt-A	3,963	3,961	(2,370)	1,591

Total other-than-temporarily impaired available-for-sale securities	$2,113,800	$2,038,989	$(800,320)	$1,238,669

Available-for-sale MBS not other-than-temporarily impaired		29,029	(14,730)	14,299

Total available-for-sale MBS		$2,068,018	$(815,050)	$1,252,968

The Bank did not record any credit losses on available-for-sale securities during the three and six months ended June 30, 2009. However, the Bank had recorded $39.3 million and $62.4 million of OTTI credit losses for the three and six months ended June 30, 2009, respectively, on the held-to-maturity securities which were subsequently transferred to available-for-sale.

The following table presents the rollforward of the amounts related to credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in other comprehensive loss. There were no credit losses in the first quarter of 2009.

For the Three
Months Ended
(in thousands)	June 30, 2009
Balance as of March 31, 2009	$-
Additions:
Credit losses on securities transferred from held-to-maturity	71,649

Balance as of June 30, 2009	$71,649

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

Because there is a continuing risk that further declines in the fair value of the Bank’s private label MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase or redeem capital stock could be adversely affected.

Redemption Terms.  As of June 30, 2009, the amortized cost and estimated fair value of the private label MBS in the Bank’s available-for-sale securities portfolio were $2.1 billion and $1.3 billion, respectively. As of December 31, 2008, the balances were $34.2 million and $19.7 million, respectively. Contractual maturity for the MBS portfolio extends over a period exceeding ten years with the exception of one security. This security, with an amortized cost and an estimated fair value of $14.7 million and $13.4 million, respectively, has a maturity within

Notes to Financial Statements (unaudited) (continued)

five to ten years. At December 31, 2008, all MBS available-for-sale securities had a contractual maturity greater than ten years. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees.

The Bank’s private label MBS classified as available-for-sale includes net discounts of $80.0 million and $2.9 million at June 30, 2009 and December 31, 2008, respectively. These amounts included discounts related to recognized credit losses during the life of the security of $71.6 million and $0.1 million as of June 30, 2009 and December 31, 2008, respectively. The increase was the result of the transfer of certain other-than-temporarily impaired securities from held-to-maturity.

Interest Rate Payment Terms.  The following table details interest payment terms for available-for-sale MBS at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
(in thousands)	2009	2008
Amortized cost of available-for-sale MBS:
Pass through securities:
Fixed-rate	$1,013,560	$-
Variable-rate	67,155	956
Collateralized mortgage obligations:
Fixed-rate	952,198	-
Variable-rate	35,105	33,240

Total available-for-sale securities	$2,068,018	$34,196

Note:  Certain MBS securities have a fixed-rate component for a specified period of time, then have a rate reset on a given date. When the rate is reset, the security is then considered variable-rate. Examples of this type of instrument would include securities supported by underlying 5/1, 7/1, and 10/1 hybrid adjustable-rate mortgages (ARMs). For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is then considered to be variable-rate.

Note 5 – Held-to-Maturity Securities

The following tables present held-to-maturity securities as of June 30, 2009 and December 31, 2008.

	June 30, 2009
				Gross	Gross
		OTTI		Unrecognized	Unrecognized
	Amortized	Recognized	Carrying	Holding	Holding	Estimated
(in thousands)	Cost(1)	in OCI(2)	Value(3)	Gains(4)	Losses(4)	Fair Value
Certificates of deposit(5)	$4,550,000	$-	$4,550,000	$1,166	$(1,472)	$4,549,694
Government-sponsored enterprises	188,384	-	188,384	756	-	189,140
State or local agency obligations	627,466	-	627,466	18,922	(33,581)	612,807

	5,365,850	-	5,365,850	20,844	(35,053)	5,351,641
MBS:
U.S. agency	634,166	-	634,166	2,011	(1,623)	634,554
Government-sponsored enterprises	1,564,698	-	1,564,698	43,699	(6,208)	1,602,189
Private label MBS:
Private label residential	5,598,706	(121,117)	5,477,589	20,891	(1,064,428)	4,434,052
Private label HELOC	50,874	-	50,874	-	(31,150)	19,724

Total private label MBS	5,649,580	(121,117)	5,528,463	20,891	(1,095,578)	4,453,776

Total MBS	7,848,444	(121,117)	7,727,327	66,601	(1,103,409)	6,690,519

Total held-to-maturity securities	$13,214,294	$(121,117)	$13,093,177	$87,445	$(1,138,462)	$12,042,160

Notes to Financial Statements (unaudited) (continued)

	December 31, 2008
		Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Amortized Cost(1)	Gains(4)	Losses(4)	Fair Value
Certificates of deposit(5)	$2,700,000	$4,488	$-	$2,704,488
Government-sponsored enterprises	954,953	6,217	-	961,170
State or local agency obligations	636,830	9,596	(61,563)	584,863

	4,291,783	20,301	(61,563)	4,250,521
MBS:
U.S. agency	268,948	59	(760)	268,247
Government-sponsored enterprises	1,853,665	28,443	(19,846)	1,862,262
Private label	8,503,649	-	(2,059,338)	6,444,311

Total MBS	10,626,262	28,502	(2,079,944)	8,574,820

Total held-to-maturity securities	$14,918,045	$48,803	$(2,141,507)	$12,825,341

Notes:

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of FSP 115-2).

(2)	Represents the noncredit portion of an OTTI recognized during the life of the security, less related accretion.

(3)	In accordance with FSP 115-2, carrying value of held-to-maturity represents amortized cost after adjustment for noncredit related impairment recognized in other comprehensive loss.

(4)	Net unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value, while gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.

(5)	Represents certificates of deposit that meet the definition of a security under SFAS 115.

Restricted securities related to the Shared Funding Program are classified as held-to-maturity and are included in private label residential MBS as of June 30, 2009 and private label MBS as of December 31, 2008. The restricted securities had an amortized cost of $39.2 million and $47.2 million as of June 30, 2009 and December 31, 2008, respectively.

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2009 and December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2009
	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized		Unrealized
(in thousands)	Value	Losses	Value	Losses	Fair Value	Losses(1)
Certificates of deposit	$1,448,528	$(1,472)	$-	$-	$1,448,528	$(1,472)
State or local agency obligations	27,595	(419)	237,878	(33,162)	265,473	(33,581)
MBS:
U.S. agency	300,087	(1,610)	5,854	(13)	305,941	(1,623)
Government-sponsored enterprises	439,389	(4,058)	34,138	(2,150)	473,527	(6,208)
Private label:
Private label residential	30,140	(4,110)	4,364,209	(1,161,012)	4,394,349	(1,165,122)
Private label HELOC	-	-	19,724	(31,150)	19,724	(31,150)

Total private label MBS	30,140	(4,110)	4,383,933	(1,192,162)	4,414,073	(1,196,272)

Total MBS	769,616	(9,778)	4,423,925	(1,194,325)	5,193,541	(1,204,103)

Total	$2,245,739	$(11,669)	$4,661,803	$(1,227,487)	$6,907,542	$(1,239,156)

Note:

(1)	As a result of differences in the definitions of unrealized losses and unrecognized holding losses, total unrealized losses in the table above will not agree with gross unrecognized holding losses in the previous June 30, 2009 table.

Notes to Financial Statements (unaudited) (continued)

	December 31, 2008
	Less than 12 Months		Greater than 12 Months		Total
	Fair
(in thousands)	Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
State or local agency obligations	$47,230	$(4,090)	$210,882	$(57,473)	$258,112	$(61,563)
MBS:
U.S. agency	86,841	(543)	27,335	(217)	114,176	(760)
Government-sponsored enterprises	203,411	(10,977)	519,862	(8,869)	723,273	(19,846)
Private label	2,414,231	(853,951)	3,699,546	(1,205,387)	6,113,777	(2,059,338)

Total MBS	2,704,483	(865,471)	4,246,743	(1,214,473)	6,951,226	(2,079,944)

Total	$2,751,713	$(869,561)	$4,457,625	$(1,271,946)	$7,209,338	$(2,141,507)

Securities Transferred.  On June 30, 2009, the Bank transferred certain private label MBS from its held-to-maturity portfolio to available-for-sale portfolio. The private label MBS transferred had an other-than-temporary impairment loss recognized during the quarter ended June 30, 2009, which the Bank believes constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transferred the securities to the available-for-sale portfolio to increase financial flexibility to sell these securities if management determines it is prudent to do so. See Note 4 for additional information.

State or Local Housing Finance Agency Obligations.  Management has reviewed its investments in state or local housing finance agency obligations and has determined that the unrealized losses shown are the result of the current interest-rate environment and illiquidity in the credit markets. The Bank has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral. Because the decline in market value is attributable to changes in interest rates and not to a deterioration in the fundamental credit quality of these obligations, and because the Bank does not intend to sell these securities nor is it more likely than not the Bank would be required to sell the security before its anticipated recovery, the Bank does not consider these investments to be other-than-temporarily impaired at June 30, 2009 and December 31, 2008.

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

Other-than-Temporary Impairment Analysis on Private Label MBS Held-to-Maturity Securities.  The Bank evaluates its individual held-to-maturity investment securities holdings for OTTI on at least a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an OTTI in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, the Bank performs analysis to determine if any of these securities are at risk for OTTI. To determine which individual securities are at risk for OTTI and should be quantitatively evaluated utilizing a detailed cash flow analysis, the Bank uses

Notes to Financial Statements (unaudited) (continued)

indicators, or “screens” which consider various characteristics of each security including, but not limited to, the following: the credit rating; the duration and level of the unrealized loss; and certain other collateral-related characteristics such as delinquency rates, the security’s performance and the ratio of credit enhancement to expected collateral losses. For these purposes, expected collateral losses are those that are implied by current delinquencies, taking into account a default probability based on the state of delinquency and a loss severity assumption based on product and vintage. The relative importance of this information varies based on the facts and circumstances surrounding each security, as well as the economic environment at the time of assessment.

To assess whether the entire amortized cost bases of its private label residential MBS will be recovered, the Bank performed a cash flow analysis for each of its private label MBS that were determined to be other-than-temporarily impaired in a previous reporting period as well as those that met certain screens as discussed above. In performing the cash flow analysis for each of these securities classified as prime, Alt-A and subprime, the Bank used two third party models. The first model considered borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes which were forecasted for the relevant states and core-based statistical areas (CBSAs), based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0% to 20% over the next nine to fifteen months (resulting in peak-to-trough home price declines of up to 51%). Thereafter, home prices are projected to increase 1% in the first year, 3% in the second year and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. The Bank’s cash flow analysis of securities classified as HELOCs is not significant to the results of the Bank.

For those securities for which an OTTI was determined to have occurred as of June 30, 2009 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2009. The CUSIP classification (prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance. This table includes all securities with a credit loss and does not separately present those classified as available-for-sale

Notes to Financial Statements (unaudited) (continued)

and held-to-maturity. However, no securities which remained classified as held-to-maturity as of June 30, 2009 incurred a credit loss during the second quarter of 2009.

			Significant Inputs						Current Credit
(dollars in millions)			Prepayment Rates		Default Rates		Loss Severities		Enhancement

		Unpaid
Year of	Number of	Principal	Weighted		Weighted		Weighted		Weighted
Securitization	CUSIPs	Balance	Avg %	Range%	Avg %	Range%	Avg %	Range%	Avg %	Range %

Prime:
2007	2	$579.3	21.9	15.7-28.1	22.5	8.3-36.8	41.3	41.2-41.4	7.1	7.1-7.2
Alt-A:
2007	6	$603.7	14.9	13.8-17.1	37.0	17.1-51.7	38.7	33.8-41.6	11.3	8.8-16.8
2006	10	807.6	15.9	11.2-20.1	31.5	7.2-66.3	39.5	33.7-46.9	9.4	4.0-13.5
2005	3	101.1	16.2	12.5-16.9	33.5	21.7-43.4	38.4	31.8-41.9	8.8	6.0-10.1
2004 and prior	1	14.8	19.0	n/a	1.3	n/a	10.0	n/a	4.3	n/a

	20	$1,527.2	15.6	11.2-20.1	33.5	1.3-66.3	38.8	10.0-46.9	10.1	4.0-16.8
Subprime:
2004 and Prior	1	$3.3	18.1	n/a	9.1	n/a	56.4	n/a	18.4	n/a

Total	23	$2,109.8	17.3	11.2-28.1	30.5	1.3-66.3	39.5	10.0-56.4	9.3	4.0-18.4

n/a — not applicable

The table below summarizes the held-to-maturity securities for which an OTTI has been recognized during the life of the security as of June 30, 2009.

	At June 30, 2009
	Unpaid		Net
	Principal	Amortized	Unrealized
(in thousands)	Balance	Cost	Gains/Losses	Fair Value
Other-than-temporarily impaired held-to-maturity securities:
Private label MBS:
- Prime	$177,790	$173,926	$(40,880)	$133,046
- Alt-A	147,787	141,019	(59,813)	81,206

Total other-than-temporarily impaired held-to-maturity securities	$325,577	$314,945	$(100,693)	$214,252
Held-to-maturity MBS not other-than-temporarily impaired		7,533,499	(1,057,232)	6,476,267

Total held-to-maturity MBS		$7,848,444	$(1,157,925)	$6,690,519

All other held-to-maturity securities		5,365,850	(14,209)	5,351,641

Total held-to-maturity securities		$13,214,294	$(1,172,134)	$12,042,160

Notes to Financial Statements (unaudited) (continued)

The table below summarizes the impact of OTTI credit losses recorded on held-to-maturity securities for the three and six months ended June 30, 2009. As previously discussed, the Bank transferred certain held-to-maturity securities to available-for-sale on June 30, 2009, after the credit loss was incurred. See Note 4 for additional information.

	For the Three Months Ended June 30, 2009			For the Six Months Ended June 30, 2009
		OTTI			OTTI
	OTTI	Related to	Total	OTTI	Related to	Total
	Related to	Noncredit	OTTI	Related to	Noncredit	OTTI
(in thousands)	Credit Loss	Loss	Losses	Credit Loss	Loss	Losses
Private label RMBS
- Prime	$17,234	$352,574	$369,808	$18,525	$385,422	$403,947
- Alt-A	21,840	66,698	88,538	51,009	328,198	379,207
- Subprime	291	1,605	1,896	291	1,605	1,896

Total OTTI on held-to-maturity securities	$39,365	$420,877	$460,242	$69,825	$715,225	$785,050

Components of OTTI:
OTTI on securities transferred to available-for-sale	$39,365	$420,877	$460,242	$62,382	$615,885	$678,267
OTTI on securities remaining as held-to-maturity	-	-	-	7,443	99,340	106,783

The following table presents the rollforward of the amounts related to credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in other comprehensive loss.

For the Three Months
(in thousands)	Ended June 30, 2009
Balance as of March 31, 2009	$40,499
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	19,736
Additional other-than-temporary impairment credit losses for which an other-than-temporary impairment charge was previously recognized	19,629
Reductions:
Credit losses on securities transferred to available-for-sale	(71,649)

Balance as of June 30, 2009	$8,215

For the Six Months
(in thousands)	Ended June 30, 2009
Balance as of January 1, 2009(1)	$10,039
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	43,296
Additional other-than-temporary impairment credit losses for which an other-than-temporary impairment charge was previously recognized	26,529
Reductions:
Credit losses on securities transferred to available-for-sale	(71,649)

Balance as of June 30, 2009	$8,215

Note:

(1)	The Bank adopted FSP 115-2 as of January 1, 2009 and recognized the cumulative effect of initially applying FSP 115-2, totaling $253.1 million for held-to-maturity securities, as an adjustment to retained earnings at January 1, 2009, with a corresponding offsetting adjustment to accumulated other comprehensive income (loss).

Notes to Financial Statements (unaudited) (continued)

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

Because there is a continuing risk that further declines in the fair value of the Bank’s private label MBS may occur and that the Bank may record additional material OTTI charges in future periods, the Bank’s earnings and retained earnings and its ability to pay dividends and repurchase or redeem capital stock could be adversely affected.

Redemption Terms.  The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2009			December 31, 2008
(in thousands)	Amortized	Carrying	Estimated	Amortized	Carrying	Estimated
Year of Maturity	Cost	Value	Fair Value	Cost	Value	Fair Value
Due in one year or less	$4,705,868	$4,705,868	$4,707,750	$2,800,000	$2,800,000	$2,804,536
Due after one year through five years	78,364	78,364	83,346	885,059	885,059	899,260
Due after five years through ten years	101,008	101,008	100,891	105,209	105,209	106,170
Due after ten years	480,610	480,610	459,654	501,515	501,515	440,555

	5,365,850	5,365,850	5,351,641	4,291,783	4,291,783	4,250,521
MBS	7,848,444	7,727,327	6,690,519	10,626,262	10,626,262	8,574,820

Total	$13,214,294	$13,093,177	$12,042,160	$14,918,045	$14,918,045	$12,825,341

The amortized cost of the Bank’s MBS classified as held-to-maturity includes net discounts of $69.8 million and $343.5 million at June 30, 2009 and December 31, 2008, respectively. These balances included discounts related to recognized credit losses during the life of the security of $8.2 million and $94.3 million as of June 30, 2009 and December 31, 2008, respectively. This decrease was due to the transfer of certain other-than-temporarily impaired securities from held-to-maturity to available-for-sale at June 30, 2009 as well as the adoption of FSP 115-2 effective January 1, 2009.

Interest Rate Payment Terms.  The following table details interest rate payment terms for held-to-maturity securities at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
(in thousands)	2009	2008
Amortized cost of held-to-maturity securities other than MBS:
Fixed-rate	$4,894,054	$3,815,779
Variable-rate	471,796	476,004

	5,365,850	4,291,783
Amortized cost of held-to-maturity MBS:
Pass through securities:
Fixed-rate	2,625,583	4,552,525
Variable-rate	1,096,825	581,359
Collateralized mortgage obligations:
Fixed-rate	3,526,458	5,057,353
Variable-rate	599,578	435,025

	7,848,444	10,626,262
Total held-to-maturity securities	$13,214,294	$14,918,045

Note:  Certain MBS securities have a fixed-rate component for a specified period of time, then have a rate reset on a given date. When the rate is reset, the security is then considered variable-rate. Examples of this type of instrument would include securities supported by underlying 5/1, 7/1, and 10/1 hybrid adjustable-rate mortgages (ARMs). For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is then considered to be variable-rate.

Notes to Financial Statements (unaudited) (continued)

Realized Gains and Losses.  There were no sales of held-to-maturity securities and, therefore, no realized gains or losses on sales for the three and six months ended June 30, 2009 and 2008.

Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future, as noted above in the Securities Transferred discussion. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

Note 6 – Loans to Members

Redemption Terms.  At June 30, 2009, the Bank had loans to members outstanding including AHP loans at interest rates ranging from 0% to 8.56% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.50%.

	June 30, 2009		December 31, 2008
		Weighted		Weighted
(dollars in thousands)		Average		Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in 1 year or less	$15,536,721	2.84%	$22,032,873	2.46%
Due after 1 year through 2 years	10,721,859	4.05%	12,337,582	4.47%
Due after 2 years through 3 years	3,138,995	3.44%	5,504,010	3.64%
Due after 3 years through 4 years	4,388,132	4.04%	4,916,316	3.68%
Due after 4 years through 5 years	1,219,333	4.48%	4,099,048	3.79%
Due after 5 years through 6 years	2,233,799	5.34%	1,550,681	5.00%
Thereafter	6,893,375	5.17%	9,124,890	5.22%

Total par value	44,132,214	3.83%	59,565,400	3.66%

Discount on AHP loans to members	(1,003)		(1,097)
Deferred prepayment fees	(70)		(102)
SFAS 133 hedging adjustments	1,668,470		2,589,240

Total book value	$45,799,611		$62,153,441

Index amortizing loans require repayment according to predetermined amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index amortizing loan to member extends (contracts).

The Bank offers loans to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At June 30, 2009 and December 31, 2008, the Bank had returnable loans of $1.7 billion and $3.6 billion, respectively. The

Notes to Financial Statements (unaudited) (continued)

following table summarizes loans to members by year of contractual maturity or next call date for returnable loans to members.

(in thousands)	June 30,	December 31,
Year of Contractual Maturity or Next Call Date	2009	2008
Due in 1 year or less	$17,202,721	$25,607,873
Due after 1 year through 2 years	10,571,859	12,147,582
Due after 2 years through 3 years	3,138,995	5,349,010
Due after 3 years through 4 years	4,006,132	4,514,316
Due after 4 years through 5 years	1,201,333	3,224,048
Due after 5 years through 6 years	1,981,799	1,457,681
Thereafter	6,029,375	7,264,890

Total par value	$44,132,214	$59,565,400

The Bank also offers convertible loans. With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At June 30, 2009 and December 31, 2008, the Bank had convertible loans outstanding of $7.2 billion and $7.4 billion, respectively. The following table summarizes loans to members by year of contractual maturity or next convertible date for convertible loans.

(in thousands)	June 30,	December 31,
Year of Contractual Maturity or Next Convertible Date	2009	2008
Due in 1 year or less	$21,508,721	$28,169,793
Due after 1 year through 2 years	9,641,209	11,368,362
Due after 2 years through 3 years	2,715,895	5,084,560
Due after 3 years through 4 years	3,241,132	4,156,316
Due after 4 years through 5 years	1,005,083	3,424,048
Due after 5 years through 6 years	2,021,799	1,289,431
Thereafter	3,998,375	6,072,890

Total par value	$44,132,214	$59,565,400

Credit Risk.  While the Bank has never experienced a credit loss on a loan to a member, the expansion of collateral for CFIs provides the potential for additional credit risk for the Bank. Deterioration in real estate values in various markets, with a resulting decline in the value of certain mortgage loans and mortgage securities pledged as collateral, also pose the potential for additional risk. The management of the Bank has policies and procedures in place to manage this credit risk. Accordingly, the Bank has not provided any allowances for credit losses on loans to members.

The Bank’s potential credit risk from loans to members is concentrated in commercial banks and thrift institutions. As of June 30, 2009, the Bank had loans to members of $28.2 billion outstanding to the five largest borrowers, which represented 63.9% of total loans outstanding. Of these five, three each had outstanding loan balances in excess of 10% of the total portfolio at June 30, 2009. As of December 31, 2008, the Bank had loans to members of $37.6 billion outstanding to the five largest borrowers, which represented 63.2% of total loans outstanding. Of these five, three each had outstanding loan balances in excess of 10% of the total portfolio at December 31, 2008. The Bank held sufficient collateral to secure loans to members and the Bank does not expect to incur any losses on these loans. See Note 11 for further information on transactions with related parties.

Notes to Financial Statements (unaudited) (continued)

Interest Rate Payment Terms.  The following table details interest rate payment terms for loans to members.

	June 30,	December 31,
(In thousands)	2009	2008
Fixed rate – overnight	$190,625	$2,269,643
Fixed rate – term:
Due in 1 year or less	15,046,869	19,435,466
Thereafter	25,049,625	30,627,579
Variable-rate:
Due in 1 year or less	299,227	327,763
Thereafter	3,545,868	6,904,949

Total par value	$44,132,214	$59,565,400

Note 7 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans which it purchases from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby the Bank’s members originate, service, and credit enhance residential mortgage loans that are then sold to the Bank. In the past, the Bank has sold participation interests in some of its MPF Program loans to other FHLBanks and purchased participation interests from other FHLBanks. See Note 11 for further information regarding transactions with related parties.

The following table presents information as of June 30, 2009 and December 31, 2008 on mortgage loans held for portfolio.

	June 30,	December 31,
(in thousands)	2009	2008
Fixed medium-term single-family mortgages (1)	$975,874	$1,067,503
Fixed long-term single-family mortgages (1)	4,590,503	5,049,825

Total par value	5,566,377	$6,117,328

Premiums	53,031	60,596
Discounts	(20,560)	(22,375)
SFAS 133 hedging adjustments	14,970	14,018

Total mortgage loans held for portfolio	$5,613,818	$6,169,567

Note:

(1) Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

Notes to Financial Statements (unaudited) (continued)

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity.

	June 30,	December 31,
(in thousands)	2009	2008
Government-guaranteed/insured loans	$421,497	$449,416
Conventional loans	5,144,880	5,667,912

Total par value	$5,566,377	$6,117,328

Year of maturity
Due within one year	$5	$21
Due after one year through five years	5,183	4,313
Due after five years	5,561,189	6,112,994

Total par value	$5,566,377	$6,117,328

Note 8 – Derivatives and Hedging Activities

Nature of Business Activity.  The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and liabilities.

Consistent with Finance Agency policy, the Bank enters into derivatives to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulation and the Bank’s risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The Bank may only use derivatives to reduce funding costs for consolidated obligations and to manage interest-rate risk, mortgage prepayment risk and foreign currency risk positions. Interest-rate exchange agreements (also referred to as derivatives) are an integral part of the Bank’s financial management strategy.

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

Notes to Financial Statements (unaudited) (continued)

interest rate risks inherent in the normal course of the Bank’s business lending, investment, and funding activities and to reduce funding costs:

•	interest-rate swaps;

•	interest-rate swaptions; and

•	interest-rate caps or floors.

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

Interest-Rate Caps and Floors.  In a cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold (or “cap”) price. In a floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (or “floor”) price. Caps may be used in conjunction with liabilities and floors may be used in conjunction with assets. Caps and floors are designed as protection against the interest rate on a variable-rate asset or liability rising above or falling below a certain level.

Application of Interest-Rate Exchange Agreements.  General.  The Bank uses these derivatives to adjust the effective maturity, repricing frequency or option characteristics of financial instruments in order to achieve risk management and funding objectives. Derivative financial instruments are used by the Bank in three ways:

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

Notes to Financial Statements (unaudited) (continued)

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

For instance, in a typical transaction, fixed-rate consolidated obligations are issued by the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows designed to mirror, in timing and amount, the cash outflows that the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate loans to members (typically one- or three-month LIBOR). The fixed-rate consolidated obligation and matching derivative are treated as fair-value hedges under SFAS 133. The Bank may issue variable-rate consolidated obligation — bonds indexed to LIBOR, the U.S. Prime rate, or Federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt.

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

Loans to Members.  The Bank offers a wide array of loans to members structures to meet members’ funding needs. These loans to members may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of loans to members in order to more closely match the characteristics of the funding liabilities. In general, whenever a member executes a fixed-rate loan to member or a variable-rate loan to member with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the loan to member. For example, the Bank may hedge a fixed-rate loan to member with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate loans to members to variable-rate. This type of hedge is treated as a fair-value hedge under SFAS 133.

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

Notes to Financial Statements (unaudited) (continued)

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

Anticipated Debt Issuance.  The Bank may enter into interest-rate swaps for the anticipated issuance of fixed-rate consolidated obligations — bonds to lock in the cost of funding. The interest-rate swap is terminated upon issuance of the fixed-rate consolidated obligations — bond, with the realized gain or loss on the interest-rate swap recorded in other comprehensive income (loss). Realized gains and losses reported in accumulated other comprehensive income (loss) are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed-rate consolidated obligations — bonds.

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

Managing Credit Risk on Derivatives.  The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in FHLBank policies and regulations. The recent deterioration in the credit/financial markets has heightened the Bank’s awareness to derivative default risk. In response, the Bank has created a task force which has worked toward lessening this risk by (1) attempting to negotiate revised ISDA Master Agreement terms, when necessary, that should help to mitigate losses in the event of a counterparty default and (2) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts. The Bank’s ISDA Master

Notes to Financial Statements (unaudited) (continued)

Agreements typically require segregation of the Bank’s collateral posted with the counterparty and do not permit rehypothecation.

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

At June 30, 2009 and December 31, 2008, the Banks’ maximum credit risk, as defined above, was approximately $56.6 million and $38.7 million, respectively. These totals include $7.9 million and $10.2 million of net accrued interest receivable, respectively. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held cash of $43.5 million and $9.8 million as collateral at June 30, 2009 and December 31, 2008, respectively. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at June 30, 2009 was $1.3 billion for which the Bank has posted cash and securities collateral of approximately $0.9 billion in the normal course of business. If the Bank’s credit ratings had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $314.6 million of collateral to its derivative counterparties at June 30, 2009. However, none of the Bank’s credit ratings have changed during the previous 12 months.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 13 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivative dealer and thus does not trade derivatives for short-term profit.

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

Notes to Financial Statements (unaudited) (continued)

The following tables summarize the notional and fair value of derivative instruments as of June 30, 2009 and December 31, 2008. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	June 30, 2009
	Notional
	Amount of	Derivative	Derivative
(in thousands)	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under SFAS 133
Interest rate swaps	$51,869,554	$613,395	$1,835,238
Interest rate forward settlement agreements	10,000	-	190

Total derivatives in SFAS 133 hedging relationships	$51,879,554	$613,395	$1,835,428

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps	$540,400	$74	2,941
Interest rate caps or floors	309,250	2,345	-
Mortgage delivery commitments	13,254	181	10

Total derivatives not designated as hedging instruments under SFAS 133	$862,904	$2,600	$2,951

Total derivatives before netting and collateral adjustments	$52,742,458	$615,995	$1,838,379

Netting adjustments		(559,384)	(559,384)
Cash collateral and related accrued interest		(43,467)	(620,997)

Total collateral and netting adjustments (1)		(602,851)	(1,180,381)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$13,144	$657,998

Notes to Financial Statements (unaudited) (continued)

	December 31, 2008
	Notional
	Amount of	Derivative	Derivative
(in thousands)	Derivatives	Assets	Liabilities
Derivatives designated as hedging instruments under SFAS 133
Interest rate forward settlement agreements	$57,813,315	$907,940	$2,655,150

Total derivatives in SFAS 133 hedging relationships	$57,813,315	$907,940	$2,655,150

Derivatives not designated as hedging instruments under SFAS 133
Interest rate swaps	$553,836	$155	$5,704
Interest rate caps or floors	225,000	3,379	-
Mortgage delivery commitments	31,206	427	1

Total derivatives not designated as hedging instruments under SFAS 133	$810,042	$3,961	$5,705

Total derivatives before netting and collateral adjustments	$58,623,357	$911,901	$2,660,855

Netting adjustments		(873,183)	(873,183)
Cash collateral and related accrued interest		(9,830)	(1,432,658)

Total collateral and netting adjustments(1)		$(883,013)	$(2,305,841)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$28,888	$355,014

Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (unaudited) (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the statement of income.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(in thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Derivatives and hedged items in SFAS 133 fair value hedging relationships
Interest rate swaps	$12,117	$(557)	$10,321	$5,398

Total net gain (loss) related to fair value hedge ineffectiveness	$12,117	$(557)	$10,321	$5,398

Derivatives not designated as hedging instruments under SFAS 133
Economic hedges
Interest rate swaps	$1,305	$1,627	$2,750	$273
Interest rate swaptions	-	(96)	-	(108)
Interest rate caps or floors	(1,598)	(417)	(2,939)	(697)
Net interest settlements	(797)	(666)	(2,294)	(896)
Mortgage delivery commitments	1,162	(567)	3,014	(473)
Intermediary transactions
Interest rate swaps	-	-	-	(1)
Other	238	(13)	373	159

Total net gain (loss) related to derivatives not designated as hedging instruments under SFAS 133	$310	$(132)	$904	$(1,743)

Net gains (losses) on derivatives and hedging activities	$12,427	$(689)	$11,225	$3,655

Notes to Financial Statements (unaudited) (continued)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2009.

				Effect of
			Net Fair	Derivatives on
	Gain/(Loss) on	Gain/(Loss) on	Value Hedge	Net Interest
(in thousands)	Derivative	Hedged Item	Ineffectiveness	Income(1)
For the three months ended June 30, 2009:
Hedged item type:
Loans to members	$576,273	$(566,288)	$9,985	$(281,196)
Consolidated obligations - bonds	(111,558)	113,690	2,132	96,789

Total	$464,715	$(452,598)	$12,117	$(184,407)

For the six months ended June 30, 2009:
Hedged item type:
Loans to members	$900,174	$(909,372)	$(9,198)	$(532,763)
Consolidated obligations - bonds	(181,932)	201,451	19,519	204,607

Total	$718,242	$(707,921)	$10,321	$(328,156)

Note:

(1)	Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2008.

				Effect of
			Net Fair Value	Derivatives on
	Gain/(Loss) on	Gain/(Loss) on	Hedge	Net Interest
(in thousands)	Derivative	Hedged Item	Ineffectiveness	Income(1)
For the three months ended June 30, 2008:
Hedged item type:
Loans to members	$1,102,396	$(1,106,963)	$(4,567)	$(187,384)
Consolidated obligations - bonds	(405,775)	409,785	4,010	108,419

Total	$696,621	$(697,178)	$(557)	$(78,965)

For the six months ended June 30, 2008:
Hedged item type:
Loans to members	$40,846	$(45,147)	$(4,301)	$(238,749)
Consolidated obligations - bonds	(34,114)	43,813	9,699	147,444

Total	$6,732	$(1,334)	$5,398	$(91,305)

Note:

(1)	Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during the three or six months ended June 30, 2009 and 2008. The losses reclassified from accumulated other comprehensive loss into income for the effective portion of

Notes to Financial Statements (unaudited) (continued)

the previously terminated cash flow hedges are presented in the tables below for the three and six months ended June 30, 2009 and 2008. This activity was reported in Interest Expense — Consolidated Obligation-Bonds in the Bank’s Statement of Operations.

Losses Reclassified from AOCI
(in thousands)	into Income
For the three months ended June 30, 2009	$(579)
For the six months ended June 30, 2009	(693)
For the three months ended June 30, 2008	$(144)
For the six months ended June 30, 2008	(1,799)

As of June 30, 2009, the deferred net gains on derivative instruments accumulated in other comprehensive income (loss) expected to be reclassified to earnings during the next twelve months are not material.

Note 9 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 15 to the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

The following table details interest rate payment terms for consolidated obligation bonds as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
(in thousands)	2009	2008
Par value of consolidated bonds:
Fixed-rate	$39,646,227	$43,003,621
Step-up	85,000	470,000
Floating-rate	13,730,000	16,615,000
Zero coupon	900,000	1,728,000
Range bonds	-	210,000
Conversion bonds:
Fixed to floating	-	15,000
Floating to fixed	15,000	25,000

Total par value	$54,376,227	$62,066,621

Bond premiums	26,250	36,142
Bond discounts	(711,255)	(1,312,533)
SFAS 133 hedging adjustments	399,277	608,457

Total book value	$54,090,499	$61,398,687

Notes to Financial Statements (unaudited) (continued)

Maturity Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity as of June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
(dollars in thousands)		Weighted Average		Weighted Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in 1 year or less	$26,424,000	1.40%	$27,669,100	3.04%
Due after 1 year through 2 years	7,767,000	2.70%	6,663,000	3.97%
Due after 2 years through 3 years	3,346,000	3.84%	4,723,000	3.95%
Due after 3 years through 4 years	3,641,000	4.62%	4,415,000	4.84%
Due after 4 years through 5 years	2,502,000	4.76%	4,017,000	4.56%
Thereafter	6,187,500	4.23%	9,496,500	4.11%
Index amortizing notes	4,508,727	4.99%	5,083,021	4.98%

Total par value	$54,376,227	2.73%	$62,066,621	3.76%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
(in thousands)	2009	2008
Par value of consolidated bonds:
Noncallable	$46,520,727	$47,755,121
Callable	7,855,500	14,311,500

Total par value	$54,376,227	$62,066,621

The following table summarizes consolidated obligation bonds outstanding by year of contractual maturity or next call date as of June 30, 2009 and December 31, 2008.

(in thousands)	June 30,	December 31,
Year of Contractual Maturity or Next Call Date	2009	2008
Due in 1 year or less	$32,068,000	$37,683,100
Due after 1 year through 2 years	9,531,000	9,610,000
Due after 2 years through 3 years	2,568,000	3,424,000
Due after 3 years through 4 years	1,832,000	1,865,000
Due after 4 years through 5 years	1,661,000	1,865,000
Thereafter	2,207,500	2,536,500
Index amortizing notes	4,508,727	5,083,021

Total par value	$54,376,227	$62,066,621

Consolidated Discount Notes.  Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s participation in consolidated discount notes, all of which are due within one year, as of June 30, 2009 and December 31, 2008.

	June 30,	December 31,
(dollars in thousands)	2009	2008
Book value	$15,538,119	$22,864,284
Par value	15,540,097	22,883,813
Weighted average interest rate	0.17%	0.90%

See Note 13 for discussion regarding the Bank’s Lending Agreement with the U.S. Treasury.

Notes to Financial Statements (unaudited) (continued)

Note 10 – Capital

The following table demonstrates the Bank’s compliance with its regulatory capital requirements at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$3,574,059	$4,450,187	$3,923,143	$4,156,856
Total capital-to-asset ratio	4.0%	5.8%	4.0%	4.6%
Total regulatory capital	3,056,064	4,450,938	$3,632,237	$4,170,882
Leverage ratio	5.0%	8.7%	5.0%	6.9%
Leverage capital	3,820,080	6,676,032	$4,540,296	$6,249,310

On August 3, 2009, the Bank received final notification that it was considered adequately capitalized for the quarter ended March 31, 2009; however, the Finance Agency has raised concerns regarding the ratio of the Bank’s level of accumulated other comprehensive loss to retained earnings and the ratio of the Bank’s market value of equity to the par value of capital stock. As of the date of this filing, the Bank has not received a notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2009. On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. See the “Legislative and Regulatory Developments” discussion in Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q for additional Information.

Capital Concentrations.  The following table presents member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of June 30, 2009 and December 31, 2008.

(dollars in thousands)	June 30, 2009		December 31, 2008
		Percent of		Percent of
Member	Capital Stock	Total	Capital Stock	Total
Sovereign Bank, Reading PA	$644,438	16.1	$644,438	16.2
Ally Bank, Midvale UT(1)	496,090	12.4	496,090	12.4
ING Bank, FSB, Wilmington, DE	478,637	11.9	478,637	12.0
PNC Bank, N.A.	442,417	11.0	442,417	11.1

Note:

(1)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.

The Bank suspended excess capital stock repurchases in December 2008; therefore, the capital stock balances for the members presented above did not decline from December 31, 2008 to June 30, 2009. In addition, the members noted above did not increase their borrowings with the Bank during the first six months of 2009, and therefore, additional stock purchases were not required. Members are currently required to purchase Bank stock with a value of 4.75% of member loans outstanding and 0.75% of unused borrowing capacity. Effective May 1, 2009, there was an increase in the stock purchase requirement percentage for AMA activity from 0.0% to 4.0% on a prospective basis only.

At June 30, 2009 and December 31, 2008, the Bank had $8.2 million and $4.7 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the six months ended June 30, 2009, the Bank did not pay any dividends on mandatorily redeemable capital stock. For the three and six months ended June 30, 2008, respectively, dividends on mandatorily redeemable capital stock in the amount of $37 thousand and $86 thousand were recorded as interest expense.

Notes to Financial Statements (unaudited) (continued)

As of June 30, 2009, the total mandatorily redeemable capital stock reflected combined balances for six institutions. One institution was in receivership and one had notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. In addition, one institution’s charter was dissolved, and it was merged into a nonmember. One institution was taken over by the FDIC, and its charter was dissolved. The remaining two institutions were merged out of district and are considered nonmembers. These redemptions were not complete as of June 30, 2009. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption.

	June 30,	December 31,
(in thousands)	2009	2008
Due in 1 year or less	$3,450	$667
Due after 1 year through 2 years	10	3,899
Due after 2 years through 3 years	5	11
Due after 3 years through 4 years	2	6
Due after 4 years through 5 years	4,729	94
Thereafter	3	7

Total	$8,199	$4,684

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a nonmember (former member that withdrew from membership, merged into a nonmember or was otherwise acquired by a nonmember).

Effective December 23, 2008, repurchases of excess capital stock have been suspended until further notice. The Bank’s repurchases of capital stock related to out-of-district mergers were immaterial for the three and six months ended June 30, 2008.

The following table provides the number of stockholders and the related dollar amounts for activities recorded in mandatorily redeemable stock for the six months ended June 30, 2009 and 2008.

	2009		2008
	Number of		Number of
(dollars in thousands)	Stockholders	Amount	Stockholders	Amount
Balance, beginning of the year	5	$4,684	3	$3,929
Capital stock subject to mandatory redemption reclassified from equity due to withdrawals, net	2	4,178	1	53,663
Transfer of mandatorily redeemable capital stock to capital stock due to mergers	(1)	(663)	-	-
Redemption of manditorily redeemable capital stock due to withdrawal	-	-	(1)	(53,663)

Balance, end of the period	6	$8,199	3	$3,929

Additional discussions regarding mandatorily redeemable stock, members’ capital requirements and the restrictions on capital stock redemption can be found in Note 18 of the footnotes to the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

Dividends, Retained Earnings and Accumulated Other Comprehensive Income (Loss).  At June 30, 2009, retained earnings stood at $434.9 million, representing an increase of $264.4 million, or 155.1%, from December 31, 2008. This increase is primarily due to the early adoption of FSP 115-2 effective January 1, 2009. This adoption resulted in a $255.9 million increase in retained earnings as a result of a cumulative effect

Notes to Financial Statements (unaudited) (continued)

adjustment as of January 1, 2009. Additional information regarding FSP 115-2 is available in Note 2 to the unaudited financial statements in this report filed on Form 10-Q.

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

Notes to Financial Statements (unaudited) (continued)

The following table summarizes the changes in accumulated other comprehensive loss for the periods indicated:

	Net		Noncredit	Net
	Unrealized	Noncredit	OTTI	Unrealized	Pension and
	Losses on	OTTI Losses	Losses	Losses on	Post
	Available-	on Available-	on Held-to-	Hedging	Retirement
(in thousands)	for-Sale	for-Sale	Maturity	Activities	Plans	Total
Balance, December 31, 2007	$(1,921)	$-	$-	$(2,916)	$(1,467)	$(6,304)
Net unrealized loss	(9,789)	-	-	-	-	(9,789)
Reclassification adjustment for losses included in net income	-	-	-	1,794	-	1,794
Other	-	-	-	-	443	443

Net change	(9,789)	-	-	1,794	443	(7,552)

Balance as of June 30, 2008	$(11,710)	$-	$-	$(1,122)	$(1,024)	$(13,856)

Balance, December 31, 2008	$(14,543)	$-	$-	$(885)	$(1,877)	$(17,305)
Cumulative effect adjustments to opening balance 115-2	-	(2,842)	(253,119)			(255,961)
Net unrealized gain (loss)	(187)	472	-	-	-	285
Net unrealized gain on securities transferred from held-to-maturity to available-for-sale	-	(797,950)	820,385	-	-	22,435
Noncredit component of other-than-temporarily impaired securities	-	-	(731,308)	-	-	(731,308)
Reclassification adjustment for losses included in net income relating to held-to-maturity for noncredit portion	-	-	16,083	-	-	16,083
Accretion of noncredit portion of impairment losses	-	-	26,842	-	-	26,842
Reclassification adjustment for losses included in net income	-	-	-	681	-	681
Pension and post-retirement benefits	-	-	-	-	72	72

Net change excluding cumulative effect adjustment	(187)	(797,478)	132,002	681	72	(664,910)

Balance as of June 30, 2009	$(14,730)	$(800,320)	$(121,117)	$(204)	$(1,805)	$(938,176)

Notes to Financial Statements (unaudited) (continued)

Note 11 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	June 30,	December 31,
(in thousands)	2009	2008
Investments	$419,075	$427,485
Loans to members	27,839,346	34,505,362
Deposits	21,502	15,354
Capital stock	2,139,916	2,260,791
MPF loans	151,381	123,670

The following table includes the MPF activity of the related party members.

	For the Three Months
	Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Total MPF loan volume purchased	$5,920	$2,604	$11,685	$4,961

The following table summarizes the Statement of Operations effects corresponding to the above related party member balances.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2009	2008	2009	2008
Interest income on investments	$2,775	$2,430	$5,791	$5,181
Interest income on loans to members	300,235	454,829	662,732	962,602
Interest expense on deposits	6	2,904	11	5,190
Interest income on MPF loans	2,192	1,760	4,428	3,555

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	For the Three Months
	Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2009	2008	2009	2008
Servicing fee expense	$132	$63	$262	$125
Interest income on MPF deposits	1	11	2	42

	June 30,	December 31,
(in thousands)	2009	2008
Interest-earning deposits maintained with FHLBank of Chicago	$3,356	$2,393

Notes to Financial Statements (unaudited) (continued)

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The following table includes gross amounts transacted under these arrangements for the three and six months ended June 30, 2009 and 2008.

	For the Three Months
	Ended		For the Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008
Borrowed from other FHLBanks	$-	$8.1	$-	$12.8
Repaid to other FHLBanks	-	8.1	-	12.8
Loaned to other FHLBanks	-	-	-	-
Repaid by other FHLBanks	-	-	-	500.0

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the six months ended June 30, 2009, there were no transfers of debt between the Bank and another FHLBank. During the six months ended June 30, 2008, the Bank assumed the debt of other FHLBanks having a total par value of $300 million and total fair value of $314 million.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the six months ended June 30, 2009 and 2008. Additional discussions regarding related party transactions including the definition of related parties can be found in Note 20 of the footnotes to the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

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

Notes to Financial Statements (unaudited) (continued)

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

Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank’s derivative instruments, TLGP securities and Treasury bills are generally considered Level 2 instruments based on the inputs utilized to derive fair value.

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

Fair Value on a Recurring Basis.  The following tables present for each SFAS 157 hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at June 30, 2009 and December 31, 2008.

	June 30, 2009
				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities:
Treasury bills	$-	$678,637	$-	$-	$678,637
TLGP securities	-	250,101	-	-	250,101
Mutual funds offsetting deferred compensation	5,970	-	-	-	5,970
Available-for-sale securities:
Private label MBS	-	-	1,252,968	-	1,252,968
Derivative assets	-	615,995	-	(602,851)	13,144

Total assets at fair value	$5,970	$1,544,733	$1,252,968	$(602,851)	$2,200,820

Liabilities
Derivative liabilities	$-	$1,838,379	$-	$(1,180,381)	$657,998

Total liabilities at fair value	$-	$1,838,379	$-	$(1,180,381)	$657,998

Notes to Financial Statements (unaudited) (continued)

	December 31, 2008
				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets:
Trading securities	$6,194	$500,613	$-	$-	$506,807
Available-for-sale securities	-	-	19,653	-	19,653
Derivative assets	-	911,901	-	(883,013)	28,888

Total assets at fair value	$6,194	$1,412,514	$19,653	$(883,013)	$555,348

Liabilities:
Derivative liabilities	$-	$2,660,855	$-	$(2,305,841)	$355,014

Total liabilities at fair value	$-	$2,660,855	$-	$(2,305,841)	$355,014

Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur. The following tables present a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2009 and 2008.

	Available-for-Sale	Available-for-Sale
	Securities - Private	Securities - Private
	Label MBS for the	Label MBS for the
	Three Months	Three Months
	Ended	Ended
(in thousands)	June 30, 2009	June 30, 2008
Balance at March 31	$17,651	$3,736
Total gains or losses (realized/unrealized):
Included in net gains (losses) on changes in fair value	-	-
Included in other comprehensive income (loss)	191	-
Purchase, issuances and settlements	(1,952)	-
Transfers in and/or out of Level 3	-	(3,736)
Transfers of OTTI securities from held-to-maturity to available-for-sale	1,237,078	-

Balance at June 30	$1,252,968	$-

Total amount of gains or losses for the three month period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30	$-	$-

Notes to Financial Statements (unaudited) (continued)

	Available-for-Sale	Available-for-Sale
	Securities - Private	Securities - Private
	Label MBS For the	Label MBS For the
	Six Months	Six Months
	Ended	Ended
(in thousands)	June 30, 2009	June 30, 2008
Balance at January 1	$19,653	$24,916
Total gains or losses (realized/unrealized):
Included in net gains (losses) on changes in fair value	-	-
Included in other comprehensive income (loss)	286	(1,073)
Purchase, issuances and settlements	(4,049)	(309)
Transfers in and/or out of Level 3	-	(23,534)
Transfers of OTTI securities from held-to-maturity to available-for-sale	1,237,078	-

Balance at June 30	$1,252,968	$-

Total amount of gains or losses for the three month period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30	$-	$-

On June 30, 2009, the Bank transferred certain private label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. Because reclassifications are reported as such in the quarter in which they occur, the OTTI recognized on these securities is not reflected in the tables above. Further details, including the OTTI charges relating to this transfer, are presented in Note 4.

Estimated Fair Values. The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of June 30, 2009 and December 31, 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. In addition to these estimated fair value limitations on specific assets and liabilities, no value has been ascribed to the future business opportunities of the Bank which would be included in an overall valuation of the Bank as a going concern.

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

Notes to Financial Statements (unaudited) (continued)

market prices are not available, the Bank estimates the fair value of these instruments by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

The Bank obtains prices for mortgage-related securities from three third-party pricing services. Typically, these prices are derived using a modified matrix pricing approach. The valuation inputs for matrix pricing basically consist of transaction data relating to other securities whose prices are more readily ascertainable in the market which is used to produce a hypothetical value based on the estimated spread relationship between the securities. In some instances, the fair value of certain securities cannot be determined solely through the use of matrix pricing due to the lack of relevant market data. As a result, the use of unobservable inputs and other qualitative factors is necessary in determining the fair value of these securities. Using the prices received from the third-party pricing services, and in some cases, other available information, the Bank follows an established framework of criteria to determine and validate the fair values. In certain limited instances (e.g., not all third-party services provide a price, etc.), the Bank may derive an internally modeled price that is deemed appropriate after consideration of all relevant facts and circumstances.

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

Derivative Assets/Liabilities. The Bank bases the estimated fair values of derivatives with similar terms on available market prices including derivative accrued interest receivable and payable. However, active markets do not exist for many types of financial instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgment regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes. The Bank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank enters into master-netting agreements for interest-rate-exchange agreements with highly-rated institutions. In addition, the Bank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. The Bank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

BOB Loans. The estimated fair value approximates the carrying value.

Notes to Financial Statements (unaudited) (continued)

Deposits. The Bank determines estimated fair values of Bank deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations. The Bank’s internal valuation model determines fair values of consolidated obligations bonds and discount notes by calculating the present value of expected cash flows using market-based yield curves. Adjustments may be necessary to reflect the FHLBanks’ credit quality when valuing consolidated obligations bonds measured at fair value. Due to the joint and several liability of consolidated obligations, the Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of consolidated obligations. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk. Either no adjustment or an immaterial adjustment was made during the three and six months ended June 30, 2009, as deemed appropriate by the Bank.

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is equal to par value. Capital stock can be acquired by members only at par value and may be redeemed or repurchased at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure of the Bank.

Commitments. The estimated fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at June 30, 2009 and December 31, 2008. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Commitments to Extend Credit for Mortgage Loans. Certain mortgage loan purchase commitments are recorded as derivatives at their fair value.

The carrying value and estimated fair values of the Bank’s financial instruments at June 30, 2009 and December 31, 2008 are presented in the tables below.

Notes to Financial Statements (unaudited) (continued)

Fair Value Summary Table

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated Fair
(in thousands)	Value	Fair Value	Value	Value
Assets
Cash and due from banks	$69,553	$69,553	$67,577	$67,577
Interest-earning deposits	8,663,383	8,663,341	5,103,671	5,103,632
Federal funds sold	500,000	499,997	1,250,000	1,249,981
Trading securities	934,708	934,708	506,807	506,807
Available-for-sale securities	1,252,968	1,252,968	19,653	19,653
Held-to-maturity securities	13,093,177	12,042,160	14,918,045	12,825,341
Loans to members	45,799,611	45,820,136	62,153,441	61,783,968
Mortgage loans held for portfolio, net	5,607,486	5,782,419	6,165,266	6,303,065
BOB loans	11,370	11,370	11,377	11,377
Accrued interest receivable	338,149	338,149	434,017	434,017
Derivative assets	13,144	13,144	28,888	28,888

Liabilities
Deposits	$2,097,215	$2,097,360	$1,486,377	$1,486,539
Consolidated obligations:
Discount notes	15,538,119	15,538,152	22,864,284	22,882,625
Bonds	54,090,499	54,773,586	61,398,687	62,202,614
Mandatorily redeemable capital stock	8,199	8,199	4,684	4,684
Accrued interest payable	300,432	300,432	494,078	494,078
Derivative liabilities	657,998	657,998	355,014	355,014

Note 13 – Commitments and Contingencies

As described in Note 9, the twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. The Finance Agency, in its discretion and notwithstanding any other provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2009 and through the filing date of this report, the Bank does not believe that it is probable that they will be asked to do so.

The FHLBanks considered the guidance under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34 (FIN 45), and determined it was not necessary to recognize the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations. The Bank considers the joint and several liability as a related party guarantee. Related party guarantees meet the recognition scope exceptions in FIN 45. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at June 30, 2009 and December 31, 2008. The par amounts of the FHLBanks’ consolidated obligations for which the Bank is jointly and severally liable were approximately $1.1 trillion and $1.3 trillion at June 30, 2009 and December 31, 2008, respectively.

During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility

Notes to Financial Statements (unaudited) (continued)

(GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the twelve FHLBanks. Any borrowings by one or more of the FHLBanks under GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of Bank loans to members that have been collateralized in accordance with regulatory standards and mortgage-backed securities issued by Fannie Mae or Freddie Mac. The Bank is required to submit to the Federal Reserve Bank of New York, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of June 30, 2009, the Bank had provided the U.S. Treasury with listings of loans to members collateral amounting to $18.3 billion, which provides for maximum borrowings of $15.9 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of June 30, 2009, the Bank has not drawn on this available source of liquidity and has no immediate plans to do so.

Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including BOB loans, totaled approximately $11.6 million and $4.4 million at June 30, 2009 and December 31, 2008, respectively. Commitments can be for periods of up to twelve months. Standby letters of credit are executed for members for a fee. A standby letter of credit is generally a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were as follows:

	June 30,	December 31,
(in millions)	2009	2008
Outstanding notional	$10,763.6	$10,002.3

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit, similar to the process applied to loans to members.

Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any additional liability on loans to members commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are collateralized at the time of issuance. The Bank does record a liability with respect to BOB commitments, which is reflected in other liabilities on the Statement of Condition.

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $13.3 million and $31.2 million at June 30, 2009 and December 31, 2008, respectively. Delivery commitments are generally for periods not to exceed 45 days. In accordance with Statement of Financial Accounting Standards No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS 149), such commitments are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of June 30, 2009, the Bank has pledged total collateral approximating $901.8 million, including cash of $620.9 million and securities that cannot be sold or repledged with a carrying value of $280.9 million, to certain of its derivative counterparties. The Bank had $1.4 billion of cash collateral pledged at December 31, 2008. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty. The Bank reported $280.9 million of the collateral as trading securities as of June 30, 2009. There were no securities pledged as of December 31, 2008.

The Bank had committed to issue or purchase consolidated obligations totaling $1.5 billion and $635.0 million at June 30, 2009 and December 31, 2008, respectively.

The Bank charged to operating expense net rental costs of approximately $0.5 million and $0.6 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, the Bank charged to operating expense net rental costs of approximately $1.0 million and $1.2 million, respectively.

Notes to Financial Statements (unaudited) (continued)

Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

The Bank terminated all of its derivative contracts with LBSF. Related to the termination of these contracts, the Bank had a receivable due from LBSF in the amount of $41.5 million as of June 30, 2009. The Bank filed an adversary proceeding against LBSF and JP Morgan to return the cash collateral posted by the Bank associated with the derivative contracts. See discussion within Item 3. Legal Proceedings in the Bank’s 2008 Annual Report filed on Form 10-K for more information with respect to the proceeding. In its Third Quarter 2008 Form 10-Q and its 2008 Annual Report filed on Form 10-K, the Bank disclosed that it was probable that a loss has been incurred with respect to this receivable. However, the Bank had not recorded a reserve with respect to the receivable from LBSF because the Bank was unable to reasonably estimate the amount of loss that had been incurred. There have been continuing developments in the adversary proceeding, that have occurred since the filing of the Bank’s Form 10-K. The discovery phase of the adversary proceeding is now underway, which has provided management information related to its claim. Based on this information, management’s most probable estimated loss is $35.3 million, which was recorded in first quarter 2009. As of June 30, 2009, the Bank maintained a reserve of $35.3 million on this receivable as this remains the most probable estimated loss.

During discovery in the Bank’s adversary proceeding against LBSF, the Bank learned that LBSF had failed to keep the Bank’s posted collateral in a segregated account in violation of the Master Agreement between the Bank and LBSF. In fact, the posted collateral was held in a general operating account of LBSF the balances of which were routinely swept to other Lehman Brother entities, including Lehman Brothers Holdings, Inc. among others. After discovering that the Bank’s posted collateral was transferred to other Lehman entities and not held by JP Morgan, the Bank agreed to discontinue the LBSF adversary proceeding against JP Morgan. JP Morgan was dismissed from the Bank’s proceeding on June 26, 2009. In addition, the Bank is prepared to discontinue its LBSF adversary proceeding against LBSF, as that claim can be satisfactorily proved in the LBSF bankruptcy through the proof of claim process, which makes pursuing the adversary proceeding against LBSF unnecessary.

The Bank has filed a new complaint against Lehman Brothers Holding, Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5% of the Bank’s capital stock as of June 30, 2009.

Note 14 – Subsequent Events

The Bank evaluated subsequent events through the date of this filing on August 12, 2009 and did not identify any items that would require adjustment or additional disclosure within this report filed on Form 10-Q.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Part I. Item 2 of this Form 10-Q.

Item 4T: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2009.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

During discovery in the Bank’s adversary proceeding against LBSF, the Bank learned that LBSF had failed to keep the Bank’s posted collateral in a segregated account in violation of the Master Agreement between the Bank and LBSF. In fact, the posted collateral was held in a general operating account of LBSF the balances of which were routinely swept to other Lehman Brother entities, including Lehman Brothers Holdings, Inc. among others. After discovering that the Bank’s posted collateral was transferred to other Lehman entities and not held by JP Morgan, the Bank agreed to discontinue the LBSF adversary proceeding against JP Morgan. JP Morgan was dismissed from the Bank’s proceeding on June 26, 2009. In addition, the Bank is prepared to discontinue its LBSF adversary proceeding against LBSF, as that claim can be satisfactorily proved in the LBSF bankruptcy through the proof of claim process, which makes pursuing the adversary proceeding against LBSF unnecessary.

The Bank has filed a new complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5% of the Bank’s capital stock as of June 30, 2009.

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

The following table presents the Moody’s and S&P ratings for the FHLBank System and each of the FHLBanks within the System as of August 7, 2009. There were no material changes; the only change was related to the debt rating for the FHLBank of Chicago.

	Moody’s Investor Service	Standard & Poor’s

Consolidated obligation discount notes	P-1	A-1+
Consolidated obligation bonds	Aaa	AAA

	Moody’s Senior	S&P Senior
	Unsecured Long-Term	Unsecured Long-Term
FHLBank	Debt Rating/Outlook	Debt Rating/Outlook

Atlanta	Aaa/Stable	AAA/Stable
Boston	Aaa/Stable	AAA/Stable
Chicago	Aaa/Stable	AA+/Stable
Cincinnati	Aaa/Stable	AAA/Stable
Dallas	Aaa/Stable	AAA/Stable
Des Moines	Aaa/Stable	AAA/Stable
Indianapolis	Aaa/Stable	AAA/Stable
New York	Aaa/Stable	AAA/Stable
Pittsburgh	Aaa/Stable	AAA/Stable
San Francisco	Aaa/Stable	AAA/Stable
Seattle	Aaa/Stable	AA+/Stable
Topeka	Aaa/Stable	AAA/Stable

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

The continuing instability of the financial markets has resulted in many financial institutions becoming significantly less creditworthy, exposing the Bank to increased member and counterparty risk and risk of default. In the first six months of 2009, 45 FDIC-insured institutions have failed across the country. The financial services industry has experienced an increase in both the number of financial institution failures and the number of mergers and consolidations. If member institution failures and mergers or consolidations occur affecting the Bank’s district, particularly out-of-district acquirers, this activity may reduce the number of current and potential members in the Bank’s district. The resulting loss of business could negatively impact the Bank’s financial condition and results of operations, as well as the Bank’s operations in general. Additionally, if Bank members fail and the FDIC or the member (or another applicable entity) does not either (1) promptly repay all of the failed institution’s obligations to the Bank or (2) assume the outstanding advances, the Bank may be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to the Bank. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution’s obligations and the operational cost of liquidating the collateral.

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

In addition, see updated discussions regarding bankruptcy “cramdown” legislation, the Bank’s OTTI assessment process and regulatory capital requirements and compliance in Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

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

Date:   August 12, 2009

By:	/s/ Kristina K. Williams
Kristina K. Williams
Chief Financial Officer