Form 10-Q
period 2009-09-30
Federal Home Loan Bank of Pittsburgh
filed 2009-11-12
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐ Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

There were 40,134,228 shares of common stock with a par value of $100 per share outstanding at October 31, 2009.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Overview should be read in conjunction with the Bank’s unaudited financial statements and footnotes to financial statements in this report filed on Form 10-Q as well as the Bank’s 2008 Annual Report filed on Form 10-K.

Overview

The Federal Home Loan Bank of Pittsburgh (Bank) is one of twelve Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The twelve FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) and the Federal Housing Finance Agency (Finance Agency - the FHLBanks’ regulator) make up the Federal Home Loan Bank System (FHLBank System). The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital and public sponsorship. The public sponsorship attributes include: (1) being exempt from federal, state and local taxation, except real estate taxes; (2) being exempt from registration under the Securities Act of 1933 (1933 Act) (although the FHLBanks are required by Finance Agency regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act) to register a class of their equity securities under the Securities Exchange Act of 1934 (1934 Act)); and (3) having a line of credit with the U.S. Treasury.

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

The Bank’s primary mission is to intermediate between the capital markets and the housing market through member financial institutions. The Bank provides credit for housing and community development through two primary programs. First, it provides members with loans against the security of residential mortgages and other types of high-quality collateral; second, the Bank purchases residential mortgage loans originated by or through member institutions. The Bank also offers other types of credit and noncredit products and services to member institutions. These include letters of credit, interest rate exchange agreements (interest rate swaps, caps, collars, floors, swaptions and similar transactions), affordable housing grants, securities safekeeping, and deposit products and services. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the OF and uses these funds to provide its member financial institutions with a reliable source of credit for these programs. The U.S. government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

The Bank is a GSE, chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s principal strategic position has historically been derived from its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. Typically, this fundamental competitive advantage, coupled with the joint and several cross-guarantee on FHLBank System debt, has distinguished the Bank in the capital markets and has enabled it to provide attractively priced funding to members. However, as the financial crisis worsened in 2008, the spread between FHLBank System debt and Treasury debt widened, making it more difficult for the Bank to provide term funding to members at attractive rates. During the third quarter of 2009, spreads narrowed, allowing the Bank to offer more attractive pricing.

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

Second, because the Bank’s customers and shareholders are predominantly the same group of 317, normally there is a need to balance the pricing expectations of customers with the dividend expectations of shareholders, although both are the same institutions. This is a challenge in the current economic environment. By charging wider spreads on loans to customers, the Bank could potentially generate higher earnings and potentially dividends for shareholders. Yet these same shareholders viewed as customers would generally prefer narrower loan spreads. In normal market conditions, the Bank strives to achieve a balance between the goals of providing liquidity and other services to members at advantageous prices and potentially generating a market-based dividend. The Bank typically does not strive to maximize the dividend yield on the stock, but to produce an earned dividend that compares favorably to short-term interest rates, compensating members for the cost of the capital they have invested in the Bank. As previously announced on December 23, 2008, the Bank has voluntarily suspended dividend payments until the Bank believes it is prudent to restore them, in an effort to build retained earnings.

Third, the Bank is different from a traditional banking institution because its GSE charter is based on a public policy purpose to assure liquidity for housing and to enhance the availability of affordable housing for lower-income households. In upholding its public policy mission, the Bank offers a number of programs that consume a portion of earnings that might otherwise become available to its shareholders. The cooperative GSE character of this voluntary membership organization leads management to strive to optimize the primary purpose of membership, access to funding, as well as the overall value of Bank membership.

In November 2008, the Bank experienced a significant increase in its risk-based capital requirements due to deterioration in the market values of the Bank’s private label mortgage-backed securities (MBS). The Bank was narrowly in compliance with its risk-based capital requirement. As a result, the Bank submitted a Capital Restoration Plan (CRP) to the Finance Agency on February 27, 2009.

Since then, many changes have occurred in the environment affecting the Bank. The Financial Accounting Standards Board (FASB) changed the guidance for how to account for other-than-temporary impairment. There have been multiple and significant downgrades of the Bank’s private label MBS securities, especially those private label MBS of 2007 or 2006 vintage, which have impacted the credit risk-based capital requirement for the Bank. Macroeconomic conditions have not improved at the rate originally expected. The Bank has also implemented significant elements of action plans, including completing its initial analysis on modifying the funding and hedging of the Bank’s balance sheet, simplifying the menu of advance products, and completing its analysis on the Bank’s capital structure. In addition, loans to members balances have decreased more than expected. Collectively, these developments merited an update of the CRP. On September 28, 2009, management submitted a revised CRP to the Bank’s regulator. The plan submitted to the Finance Agency requests that the Bank not be required to increase member capital requirements unless it becomes significantly undercapitalized, which by definition would mean the Bank meets less than 75% of its risk-based, total or leverage capital requirements. As part of that effort, the Bank has reviewed its risk governance structure, risk management practices and expertise. An outside consultant was engaged to assist in this review; management is reviewing the consultant’s report.

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. See also the “Legislative and Regulatory Developments” discussion in Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations (Management’s Discussion and Analysis) in the Bank’s 2008 Annual Report filed on Form 10-K for additional information regarding the terms of the Interim Final Regulation.

The Bank was in compliance with its risk-based, total and leverage capital requirements at September 30, 2009. On September 30, 2009, the Bank received final notification that it was considered adequately capitalized for the quarter ended June 30, 2009; however, the Finance Agency did express concern regarding the ratio of the Bank’s level of AOCI (accumulated other comprehensive income) to retained earnings, the decline in excess permanent capital over risk-based capital requirements and the potential impact of redemption of excess capital stock.

Loans to Members

The Bank makes loans to members and eligible nonmember housing associates based upon the security of pledged mortgages and other eligible types of collateral. The Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews a loan.

Loan Products.  The Bank offers a number of various loan products to its members. These products are discussed in detail in the “Loans to Members” discussion in Item 1. Business in the Bank’s 2008 Annual Report filed on Form 10-K. The Bank has revised the extensive product line in an attempt to simplify the list of options available to customers and provide those products used most by members. These changes became effective August 3, 2009.

Collateral.  There are two types of collateral agreements under which members pledge collateral: a blanket collateral pledge agreement and a specific collateral pledge agreement. These agreements require one of three types of collateral status: undelivered, detailed listing or delivered status. All collateral securing loans to members is discounted to help protect the Bank from losses resulting from a decline in the values of the collateral in adverse market conditions. Eligible collateral value represents either book value or fair value of pledged collateral multiplied by the applicable discounts. These discounts, also referred to as collateral weightings, vary by collateral type and whether the calculation is based on book value or fair value of the collateral. They also typically include consideration for estimated costs to sell or liquidate collateral and the risk of a decline in the collateral value due to market or credit volatility. As additional security for each member’s indebtedness, the Bank has a statutory lien on the member’s capital stock in the Bank.

The Bank determines the type and amount of collateral each member has available to pledge as security for Bank loans by reviewing, on a quarterly basis, the call reports the members file with their primary banking regulators. Depending on a member’s credit product usage and current financial condition, that member may also be required to file a Qualifying Collateral Report (QCR) on a quarterly or monthly basis. At September 30, 2009, the principal form of eligible collateral to secure loans made by the Bank was single-family residential mortgage loans, which included a very low amount of manufactured housing loans. Securities, including U.S. Treasuries, U.S. agency securities, GSE MBS, and private label MBS with a credit rating of AAA are also accepted as collateral. FHLBank deposits and multi-family residential mortgages, as well as other real estate related collateral (ORERC), comprised a portion of qualifying collateral. See the “Credit and Counterparty Risk” discussion in the Risk Management section of this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q for details regarding amounts and percentages of eligible collateral securing loans as of September 30, 2009.

On July 20, 2009, the Bank implemented several collateral policy changes affecting the Bank’s members. These changes addressed delivery of securities pledged as collateral, accepting Temporary Liquidity Guaranty Program (TLGP) debt as eligible collateral and accepting limited amounts of private label MBS rated AA for certain members. Details of these changes were discussed in the Overview section of Item 2. Management’s Discussion and Analysis in the Bank’s Second Quarter 2009 report filed on Form 10-Q. As of September 30, 2009, the Bank’s collateral included an immaterial amount of AA-rated securities. On December 21, 2009, several additional collateral policy changes will become effective for the Bank’s members. These changes include: (1) removal of the ORERC cap and various associated collateral weighting changes; (2) adjustments to Total Borrowing Limits set for members; and (3) other changes to collateral weightings based on Second Quarter and Third Quarter 2009 analyses. The details on these policy changes have been communicated to the Bank’s members.

Although subprime mortgages are not considered an eligible collateral asset class by the Bank, it is possible that the Bank may have subprime mortgages pledged as collateral through the blanket-lien pledge.

At September 30, 2009 and December 31, 2008, on a borrower-by-borrower basis, the Bank maintained a security interest in collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all loans. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

From January 1, 2009 through September 30, 2009, nationally 95 Federal Deposit Insurance Corporation (FDIC)–insured institutions have failed. None of the FHLBanks has incurred any losses on loans outstanding to these institutions. Although the majority of these institutions were members of the System, only one was a member of the Bank. The Bank had no loans or other credit products outstanding to this member at the time of the closure.

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

Mortgage Partnership Finance (MPF®) Program

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

The Bank held approximately $5.3 billion and $6.1 billion in mortgage loans at par under the MPF Program at September 30, 2009 and December 31, 2008, respectively. These balances represented approximately 8.0% and 6.7% of total assets at September 30, 2009 and December 31, 2008, respectively. Mortgage loans contributed approximately 22% and 10% of total interest income for the third quarters of 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, the contribution was approximately 18% and 9%, respectively. While interest income on mortgage loans dropped 8.9% in the year-over-year comparison, the Bank’s total interest income decreased 55.1%. This sharp decline in total interest income resulted in the increase in the ratio of mortgage interest income to total interest income.

In February 2009 the Bank announced plans to offer a third product, MPF Xtra, to members. MPF Xtra allows Participating Financial Institutions (PFIs) to sell residential, conforming fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the credit enhancement structure of the traditional MPF Program and these loans are not reported on the Bank’s balance sheet. In the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no credit enhancement fees are paid. PFIs which have completed all required documentation and training are eligible to participate in the program. As of September 30, 2009, 30 PFIs were eligible to participate in the program. Of these, nine have sold $12.0 million of mortgage loans through the MPF Xtra program.

Effective July 15, 2009, the Bank introduced a temporary loan payment modification plan (modification plan) for participating PFIs, which will be available until December 31, 2011 unless further extended by the MPF Program. Borrowers with conventional loans secured by their primary residence, which were closed prior to January 1, 2009 are eligible for the modification plan. This modification plan pertains to borrowers currently in default or in imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the PFIs must follow to participate in the modification plan. As of October 31, 2009, there has been no activity under this modification plan.

“Mortgage Partnership Finance,” “MPF,” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.

Debt Financing – Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the FHLBanks, backed by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. The OF has responsibility for issuing and servicing consolidated obligations on behalf of the FHLBanks. On behalf of the Bank, the OF issues bonds that the Bank uses primarily to provide loans to members. The Bank also uses bonds to fund the MPF Program and its investment portfolio. Typically, the maturity of these bonds ranges from one year to ten years, but the maturity is not subject to any statutory or regulatory limit. The OF also sells discount notes to provide short-term funds to the FHLBanks. The Bank uses these funds to provide loans to members for seasonal and cyclical fluctuations in savings flows and mortgage financing, short-term investments, and other funding needs. Discount notes are sold at a discount and mature at par. These securities have maturities of up to 365 days.

See the “Liquidity and Funding Risk” discussion in the Risk Management section of this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q and the “Current Financial and Mortgage Market Events and Trends” discussion below for further information regarding consolidated obligations and related liquidity risk.

Current Financial and Mortgage Market Events and Trends

Market Actions and Reactions.  Housing and financial markets have been in tremendous turmoil since the middle of 2007, with repercussions throughout the U.S. and global economies, and the U.S. economy is in a recession. Limited liquidity in the credit markets, increasing mortgage delinquencies and foreclosures, falling real estate values, the collapse of the secondary market for MBS, loss of investor confidence, a highly volatile stock market, interest rate fluctuations, and the failure of a number of large and small financial institutions are all indicators of the severe economic crisis facing the U.S. and the rest of the world. These economic conditions, particularly in the housing and financial markets, combined with ongoing uncertainty about the depth and duration of the financial crisis and the recession, continued to affect the Bank’s business and results of operations, as well as its members, during the first nine months of 2009 and may continue to have adverse effects in the future. Specifically, the weakness in the U.S. economy has continued to affect the credit quality of the loan collateral underlying all types of private label MBS in the Bank’s investment portfolio, resulting in OTTI charges on more securities. To continue building retained earnings and preserve the Bank’s capital, the Bank has maintained its suspension of dividend payments and excess capital stock repurchases through the third quarter 2009 and has no current expectation that this will change in the foreseeable future.

While the significant deterioration in economic conditions that followed the disruptive financial market events of September 2008 has not reversed, and the economy has remained weak since that time, there is indication that the pace of economic decline may have started to slow. There have been signs that the financial condition of large financial institutions has begun to stabilize. However, despite these early signs of improvement, the prospects for and potential timing of renewed economic growth (employment growth in particular) remain very uncertain. The ongoing weak economic outlook, along with continued uncertainty regarding those conditions, will extend future losses at many financial institutions to a wider range of asset classes, and the nature and extent of the ongoing need for the government to support the banking industry, have combined to maintain market participants’ somewhat cautious approach to the credit markets.

The ongoing impact of several government programs that were either introduced or expanded during the fourth quarter of 2008 appears to have supported a greater degree of stability in the capital markets. Those programs include the implementation of the Troubled Asset Relief Program (TARP) authorized by Congress in October 2008 and the Federal Reserve’s purchases of commercial paper, agency debt securities (including FHLBank debt) and MBS. In addition, the Federal Reserve’s discount window lending and Term Auction Facility (TAF) for auctions of short-term liquidity and the expansion of insured deposit limits and the Temporary Liquidity Guarantee Program (TLGP) provided by the Federal Deposit Insurance Corporation (FDIC) have provided additional liquidity support for depository institutions.

During the third quarter of 2009, the Federal Reserve Bank of New York (FRBNY) continued to support the capital markets through the purchase of GSE term debt, agency MBS, and Treasuries. As such, FRBNY purchased approximately $34.3 billion in GSE term debt, including $6.0 billion of FHLBank mandated global bullets during the quarter. By the end of September 2009, FRBNY purchases of agency debt were up to $131.2 billion, or almost 66% of the $200.0 billion allocated to the program at that time.

During the third quarter of 2009, the Federal Reserve made two announcements regarding its agency debt purchase programs. First, it announced that certain securities would be included in the list of CUSIPs eligible for purchase through its agency debt purchase programs. Second, the Federal Reserve announced that it would slow the purchasing of agency debt and MBS, extending those operations into the first quarter of 2010.

From July 2 to September 30, the FRBNY purchased approximately $330.4 billion in agency MBS, including approximately $47.2 billion in purchases related to dollar rolls, which, similar to repurchase agreements, provide holders of MBS with a form of short-term financing. Finally, FRBNY purchases of U.S. Treasury securities also continued with the FRBNY buying an additional $105.0 billion in Treasuries during the quarter. With the planned end date for the FRBNY’s U.S. Treasury purchase program set for October 31, 2009, the FRBNY had purchased 95% of the allocated $300 billion by the end of the third quarter of 2009.

The FHLBanks continued to maintain access to debt funding at desirable levels during the third quarter of 2009. The FHLBanks had ready access to term debt funding, pricing slightly fewer bonds than in the second quarter of 2009. However, the increase in FHLBank TAP volume during the third quarter of 2009 demonstrated an increased willingness by dealers to assume risk positions in the sector. Meanwhile, agency discount note spreads deteriorated considerably during the third quarter of 2009, making discount notes a less desirable funding option for the FHLBanks. A continued decline in money market fund assets, coupled with proposed changes to the rules that govern money market funds, could further weaken the agency discount note market in the near term.

During the third quarter of 2009, as the FHLBanks’ consolidated obligations outstanding continued to shrink, redemptions resulting from both scheduled maturities and exercised calls outpaced FHLBank debt issuance. Consolidated obligations outstanding declined an additional $82 billion during the third quarter of 2009, with consolidated discount notes decreasing significantly more than consolidated bonds. Consolidated obligations outstanding closed the third quarter of 2009 at levels last seen in late July 2007.

On a stand-alone basis, discount notes accounted for 19.0% and 27.1% of total Bank consolidated obligations at September 30, 2009 and December 31, 2008, respectively. Total bonds decreased $12.4 billion, or 20.2%, in the same comparison, but comprised a greater percentage of the total debt portfolio, increasing from 72.9% at December 31, 2008 to 81.0% at September 30, 2009.

The volume of FHLBank consolidated bonds priced during the third quarter of 2009 was slightly less than during the second quarter of 2009. During the third quarter of 2009, the mix of bonds priced by the FHLBanks changed slightly, with the FHLBanks relying less on negotiated bullet bonds and floating-rate securities and relying more on negotiated callable bonds and step-up bonds. Furthermore, TAP issuance has been on the rise since June 2009, indicating dealers’ willingness to commit balance sheet resources to the agency sector. The FHLBanks priced $4.1 billion in TAPs during the third quarter of 2009, compared to only $30 million during the second quarter of 2009. In terms of FHLBank bond funding costs, while weighted-average consolidated bond funding costs during the third quarter of 2009 deteriorated slightly compared to those of the second quarter of 2009, they were still above the average for the previous twelve months. In July 2009, the FHLBanks priced $4 billion of a new, three-year mandated Global bullet bond. In August 2009, the FHLBanks priced a $1.25 billion re-opening of its most recent two-year mandated Global bullet bond using a Dutch auction process. In September 2009, the FHLBanks priced $3 billion of a new, three-year mandated Global bullet bond.

Primary securities dealer inventories of agency debt securities, as reported by the FRBNY, were virtually unchanged at the close of the third quarter of 2009 when compared to levels at the end of the second quarter of 2009. However, the mix of securities within these inventories shifted dramatically from discount notes to bonds; dealer inventories of agency discount notes dropped $12.5 billion during the third quarter of 2009, while dealer inventories of agency bonds increased almost $12 billion.

Foreign official holdings of agency debt and MBS securities, as reported by the Federal Reserve, continued to fall during the third quarter of 2009, dropping $39 billion during this quarter to levels last seen in August 2007. Meanwhile, during the third quarter of 2009, taxable money market fund assets fell another $148 billion, with assets allocated to “U.S. other agency” securities dropping $49 billion during this time period. In September 2009, the FHLBanks Office of Finance submitted a comment letter to the SEC on proposed rule changes for money market funds; such changes may be detrimental to agency discount note pricing.

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

The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

				Average	Average
	3rd	2nd	3rd	Year-to-	Year-to-	3rd	2nd	3rd
	Quarter	Quarter	Quarter	Date	Date	Quarter	Quarter	Quarter
	2009	2009	2008	September	September	2009	2009	2008
	Average	Average	Average	2009	2008	Ended	Ended	Ended
Target overnight
Federal funds rate	0.25%	0.25%	2.00%	0.25%	2.43%	0.25%	0.25%	2.00%
3-month LIBOR(1)	0.41%	0.84%	2.91%	0.83%	2.98%	0.29%	0.60%	4.05%
2-yr U.S. Treasury	1.02%	1.00%	2.35%	0.97%	2.26%	0.95%	1.12%	1.97%
5-yr. U.S. Treasury	2.45%	2.23%	3.11%	2.15%	3.00%	2.32%	2.56%	2.98%
10-yr. U.S. Treasury	3.50%	3.30%	3.85%	3.17%	3.79%	3.31%	3.54%	3.83%
15-yr. mortgage current coupon(2)	3.82%	3.84%	5.30%	3.80%	5.03%	3.57%	4.01%	5.30%
30-yr. mortgage current coupon(2)	4.50%	4.31%	5.79%	4.31%	5.58%	4.26%	4.63%	5.70%

Notes:

(1)	LIBOR - London Interbank Offered Rate
(2)	Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

The Bank is also heavily affected by the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. As of September 30, 2009, 60.4% of the Bank’s eligible collateral value, after collateral weightings, was concentrated in 1-4 single family residential mortgage loans or multi-family residential mortgage loans, compared with 45.5% at December 31, 2008. The remaining 39.6% at September 30, 2009 was concentrated in other real estate-related collateral and high quality investment securities, compared to 54.5% at December 31, 2008. For the top ten borrowers, 1-4 single family residential mortgage loans or multi-family residential mortgage loans accounted for 66.6% of total eligible collateral, after collateral weightings, at September 30, 2009, compared to 47.3% at December 31, 2008. The remaining 33.4% at September 30, 2009 was concentrated in other real estate-related collateral and high quality investment securities, compared to 52.7% at December 31, 2008. Due to collateral policy changes implemented in third quarter 2009, the mix of collateral types within the total portfolio shifted. The new requirement to deliver all securities pledged as collateral, as well as refinements in collateral reporting and tracking made through the QCR process, impacted the concentration of collateral types by category. As of September 30, 2009, the Bank’s private label MBS portfolio represented 9.5% of total assets, while net mortgage loans held for portfolio represented 8.0% of total assets. At December 31, 2008, the comparable percentages were 9.4% and 6.8%, respectively.

The Bank continues to have high concentrations of its loans to members portfolio outstanding to its top ten borrowers. The Bank’s loans to members portfolio declined from December 31, 2008 to September 30, 2009, decreasing $20.8 billion, or 33.4%, due to a slowing of new loan growth and increased access by members to other government funding sources. Also, many of the Bank’s members have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s loans to members products. As well, the recession has decreased the Bank’s members’ need for funding from the Bank.

In addition, see the “Credit and Counterparty Risk” and “Market Risk” discussions in the Risk Management section of this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q for information related to derivative counterparty risk and overall market risk of the Bank.

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

The Bank filed an adversary proceeding against LBSF and J.P. Morgan Chase Bank, N.A. (JP Morgan) to return the cash collateral posted by the Bank associated with the derivative contracts. See discussion within Item 3. Legal Proceedings in the Bank’s 2008 Annual Report filed on Form 10-K for more information with respect to the proceeding. In its Third Quarter 2008 Form 10-Q and its 2008 Annual Report filed on Form 10-K, the Bank disclosed that it was probable that a loss has been incurred with respect to this receivable. However, the Bank had not recorded a reserve with respect to the receivable from LBSF because the Bank was unable to reasonably estimate the amount of loss that had been incurred. There have been continuing developments in the adversary proceeding, that have occurred since the filing of the Bank’s Form 10-K. The discovery phase of the adversary proceeding is now underway, which has provided management information related to its claim. Based on this information, management’s most probable estimated loss is $35.3 million and a reserve was recorded in first quarter 2009. As of September 30, 2009, the Bank maintained a $35.3 million reserve on this receivable as this remains the most probable estimated loss.

During discovery in the Bank’s adversary proceeding against LBSF, the Bank learned that LBSF had failed to keep the Bank’s posted collateral in a segregated account in violation of the Master Agreement between the Bank and LBSF. In fact, the posted collateral was held in a general operating account of LBSF the balances of which were routinely swept to other Lehman Brother entities, including Lehman Brothers Holdings, Inc. among others. After discovering that the Bank’s posted collateral was transferred to other Lehman entities and not held by JP Morgan, the Bank agreed to discontinue the LBSF adversary proceeding against JP Morgan. JP Morgan was dismissed from the Bank’s proceeding on June 26, 2009. In addition, the Bank discontinued its LBSF adversary proceeding and pursued its claim in the LBSF bankruptcy through the proof of claim process, which made continuing the adversary proceeding against LBSF unnecessary.

The Bank has filed a new complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than five percent of the Bank’s capital stock as of September 30, 2009.

Financial Highlights

The Statement of Operations data for the three and nine months ended September 30, 2009 and 2008 and the Condensed Statement of Condition data as of September 30, 2009 are unaudited and were derived from the financial statements included in this report. The Condensed Statement of Condition data as of December 31, 2008 was derived from the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

Statement of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2009	2008	2009	2008
Net interest income before provision for credit losses	$67.5	$74.1	$199.8	$252.4
Provision for credit losses	1.4	2.1	2.9	5.5
Net OTTI losses	(93.3)	-	(163.1)	-
Net gains (losses) on derivatives and hedging activities	(4.5)	71.4	6.7	75.1
Contingency reserve	-	-	(35.3)	-
All other income	4.5	2.0	9.6	4.9
Other expense	16.2	13.6	46.7	44.7

Income before assessments	(43.4)	131.8	(31.9)	282.2
Assessments	(3.0)	35.0	-	74.9

Net income (loss)	$(40.4)	$96.8	$(31.9)	$207.3

Earnings per share (1)	$(1.01)	$2.43	$(0.80)	$5.12

Dividends	$-	$35.2	$-	$121.6
Weighted average dividend rate (2)	n/a	3.50%	n/a	4.07%
Return on average capital	(4.39)%	8.99%	(1.09)%	6.36%
Return on average assets	(0.23)%	0.40%	(0.05)%	0.28%
Net interest margin (3)	0.39%	0.31%	0.35%	0.34%
Total period-end capital to period-end assets (4)	5.36%	4.63%	5.36%	4.63%
Total average capital to average assets	5.17%	4.43%	4.92%	4.33%

n/a - not applicable
Notes:

(1)	Earnings per share calculated based on net income (loss).
(2)	Weighted average dividend rates are calculated as annualized dividends paid in the period divided by the average capital stock balance outstanding during the period on which the dividend is based.
(3)	Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(4)	Total capital ratio is GAAP capital, which includes capital stock plus retained earnings and AOCI, as a percentage of total assets at period-end.

Condensed Statement of Condition

	September 30,	December 31,
(in millions)	2009	2008
Loans to members	$41,363.4	$62,153.4
Investments - Federal funds sold, interest-earning deposits and investment securities (1)	19,039.9	21,798.1
Mortgage loans held for portfolio, net	5,339.1	6,165.3
Prepaid REFCORP assessment	39.6	39.6
Total assets	66,510.5	90,805.9
Deposits and other borrowings (2)	1,032.0	1,491.1
Consolidated obligations, net (3)	60,484.8	84,263.0
AHP payable	28.0	43.4
Capital stock-putable	4,013.1	3,981.7
Retained earnings	394.5	170.5
AOCI	(845.2)	(17.3)
Total capital	3,562.4	4,134.9

Notes:

(1)	None of these securities were purchased under agreements to resell.
(2)	Includes mandatorily redeemable capital stock.
(3)	Aggregate FHLB System-wide consolidated obligations (at par) were $1.0 trillion and $1.3 trillion at September 30, 2009 and December 31, 2008, respectively.

Forward-Looking Information

Statements contained in this quarterly report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank loans to members; an increase in loans to members prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis should be read in conjunction with the Bank’s unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of the Bank’s quarterly report filed on Form 10-Q for the First, Second and Third Quarters of 2009, as well as Risk Factors in Item 1A of the Bank’s 2008 Annual Report filed on Form 10-K.

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this report filed on Form 10-Q as well as the audited financial statements and analysis for the year ended December 31, 2008, included in the Bank’s 2008 Annual Report filed on Form 10-K.

Summary of Financial Results

Net Income and Return on Capital.  The Bank recorded a net loss of $40.4 million for third quarter 2009, compared to net income of $96.8 million in third quarter 2008. This decrease was primarily due to $93.3 million of OTTI credit loss charges taken on the Bank’s MBS investment portfolio in the third quarter of 2009, lower net interest income, and a nonrecurring gain in the third quarter of 2008. The increase in the credit portion of OTTI charges for the third quarter of 2009 was primarily due to continued stress in the housing markets. The Bank’s return on average capital was (4.39)% in the third quarter of 2009, compared to 8.99% in the same year-ago period.

For the nine months ended September 30, 2009, the Bank recorded a net loss of $31.9 million, compared to net income of $207.3 million in the same prior year period. This significant decline was due to OTTI credit losses of $163.1 million, a first quarter 2009 contingency reserve of $35.3 million, lower net interest income, and a nonrecurring gain in the third quarter of 2008. The Bank’s return on average capital for the nine months ended September 30, 2009 was (1.09)%, compared to 6.36% in the same year-ago period.

Both the third quarter 2008 and nine months ended September 30, 2008 results included significant net gains on derivatives and hedging activities related to the termination and replacement of LBSF derivatives as discussed in the Bank’s Third Quarter 2008 quarterly report filed on Form 10-Q on November 12, 2008. This gain did not recur in 2009.

Details of the Statement of Operations are presented more fully below.

Dividend Rate.  Management regards quarterly dividend payments as an important vehicle through which a direct investment return is provided to the Bank’s members. On December 23, 2008, the Bank announced its decision to voluntarily suspend payment of dividends for the foreseeable future. Therefore, there were no dividends declared or paid in the first nine months of 2009. The Bank’s weighted average dividend rate was 3.50% for third quarter 2008 and 4.07% for the nine months ended September 30, 2008. See additional discussion regarding dividends and retained earnings levels in the “Financial Condition” section of this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

Net Interest Income

The following table summarizes the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three and nine months ended September 30, 2009 and 2008.

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Three Months Ended September 30,
	2009			2008
			Avg.			Avg.
		Interest	Yield/		Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance(1)	Expense	(%)	Balance(1)	Expense	(%)
Assets
Federal funds sold(2)	$5,714.0	$1.8	0.13	$4,378.3	$19.9	1.81
Interest-earning deposits	671.5	0.3	0.17	405.6	2.0	1.91
Investment securities(3)	16,289.4	128.0	3.12	17,470.7	188.1	4.28
Loans to members(4)	40,848.0	115.8	1.12	66,488.2	469.8	2.81
Mortgage loans held for portfolio(5)	5,471.2	67.6	4.90	6,046.3	78.3	5.16

Total interest-earning assets	68,994.1	313.5	1.80	94,789.1	758.1	3.18
Allowance for credit losses	(16.0)			(10.9)
Other assets(4)(5)(6)	1,526.6			2,016.0

Total assets	$70,504.7			$96,794.2

Liabilities and capital
Deposits	$1,799.0	0.3	0.07	$1,819.2	8.2	1.78
Consolidated obligation discount notes	11,814.8	5.3	0.18	23,939.4	138.0	2.29
Consolidated obligation bonds(4)	51,007.8	240.3	1.87	65,115.3	537.7	3.28
Other borrowings	8.2	0.1	0.77	31.1	0.1	2.57

Total interest-bearing liabilities	64,629.8	246.0	1.51	90,905.0	684.0	2.99
Other liabilities(4)	2,227.9			1,600.7
Total capital	3,647.0			4,288.5

Total liabilities and capital	$70,504.7			$96,794.2

Net interest spread			0.29			0.19
Impact of noninterest-bearing funds			0.10			0.12

Net interest income/net interest margin		$67.5	0.39		$74.1	0.31

Notes:

(1)	Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which are reflected in the Statement of Condition as derivative assets/liabilities.
(2)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks and securities sold under agreement to repurchase.
(3)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.
(4)	Average balances reflect reclassification of noninterest-earning/noninterest-bearing hedge accounting adjustments to other assets or other liabilities.
(5)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.
(6)	The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.

Net interest income was $67.5 million for third quarter 2009, a decline of $6.6 million, or 8.9%, from the same year-ago period. Lower interest rates and lower volumes were factors driving the decline. Total average interest-earning assets were $69.0 billion for the third quarter 2009, declining $25.8 billion, or 27.2%, from the same year-ago period. Total average loans to members declined $25.6 billion, or 38.6%, to $40.8 billion in the third quarter 2009 and were the primary driver of lower overall total average assets. The loans to members portfolio declined significantly as members reduced risk, de-levered, increased deposits and utilized government programs aimed at improving liquidity. Also, many of the Bank’s members have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s loans to members products. As well, the recession has decreased the Bank’s members’ need for funding from the Bank.

Net interest margin improved 8 basis points to 39 basis points in the third quarter 2009 compared to the third quarter 2008. Lower funding costs and increased funding of the investment securities portfolio with short-term debt, particularly discount notes, were the factors that drove the improvement. The rates paid on discount notes declined 211 basis points to 18 basis points in third quarter 2009. Partially offsetting the improved cost of funds was the drastic decline in yields on interest-free funds (capital) which are typically invested in short-term assets, generally Federal funds sold. The yield on Federal funds sold was 13 basis points for third quarter 2009, 168 basis points lower than the same year-ago period. Earlier in 2009, the Bank shifted much of its overnight investments to interest-earning FRB accounts, as the yield was higher than Federal funds sold. Beginning in July 2009, the FRB stopped paying interest on these excess balances it holds on the Bank’s behalf, and consequently the Bank shifted its investments back to Federal funds sold at a lower yield.

Average Balances, Interest Income/Expense and Yields/Rates Paid

	Nine Months Ended September 30,
	2009			2008
			Avg.			Avg.
		Interest	Yield/		Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance(1)	Expense	(%)	Balance(1)	Expense	(%)
Assets
Federal funds sold(2)	$1,968.3	$1.9	0.13	$4,186.3	$73.0	2.33
Interest-earning deposits	6,087.1	11.1	0.24	444.0	8.1	2.43
Investment securities(3)	15,856.4	424.7	3.58	18,905.5	629.2	4.45
Loans to members(4)	47,403.6	527.4	1.49	68,409.4	1,682.1	3.28
Mortgage loans held for portfolio(5)	5,779.9	214.8	4.97	6,098.8	235.6	5.16

Total interest-earning assets	77,095.3	1,179.9	2.05	98,044.0	2,628.0	3.58
Allowance for credit losses	(15.1)			(9.3)
Other assets(4)(5)(6)	2,174.4			2,389.3

Total assets	$79,254.6			$100,424.0

Liabilities and capital
Deposits	$1,792.5	1.1	0.08	$1,961.2	33.5	2.28
Consolidated obligation discount notes	15,158.5	38.9	0.34	28,467.1	590.4	2.77
Consolidated obligation bonds(4)	55,837.7	940.0	2.25	63,742.4	1,751.4	3.67
Other borrowings	7.6	0.1	0.88	14.1	0.3	3.25

Total interest-bearing liabilities	72,796.3	980.1	1.80	94,184.8	2,375.6	3.37
Other liabilities(4)	2,562.4			1,886.5
Total capital	3,895.9			4,352.7

Total liabilities and capital	$79,254.6			$100,424.0

Net interest spread			0.25			0.21
Impact of noninterest-bearing funds			0.10			0.13

Net interest income/net interest margin		$199.8	0.35		$252.4	0.34

Notes:

(1)	Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which are reflected in the Statement of Condition as derivative assets/liabilities.
(2)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks and securities sold under agreement to repurchase.
(3)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of held-to-maturity securities and available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.
(4)	Average balances reflect reclassification of noninterest-earning/noninterest-bearing hedge accounting adjustments to other assets or other liabilities.
(5)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.
(6)	The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.

Net interest income was $199.8 million for the nine months ended September 30, 2009, a decline of $52.6 million, or 20.8%, from the same year-ago period. Lower interest rates combined with lower volumes were the drivers of the decline. Total average interest-earning assets were $77.1 billion for the nine months ended September 30, 2009 compared to $98.0 billion for the same year-ago period, declining $20.9 billion, or 21.4%. The primary driver of the decline was lower total average loans which decreased $21.0 billion, or 30.7%, to $47.4 billion for the nine months ended September 30, 2009 compared to the same year-ago period. The loans to member portfolio declined significantly as members reduced risk, de-levered, increased deposits and utilized government programs aimed at improving liquidity. Also, many of the Bank’s members have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s loans to members products. As well, the recession has decreased the Bank’s members’ need for funding from the Bank. Average investments in short-term assets increased generally in response to regulatory demands, and largely offset the reductions in the MBS and mortgage loan portfolios.

Net interest margin improved 1 basis point to 35 basis points, compared to 34 basis points a year ago. Favorable funding costs, partially offset by the lower yields on interest-free funds (capital), contributed to the slight improvement. Yields on interest-earning assets fell 153 basis points in the year-over-year comparison, while rates paid on interest-bearing liabilities fell 157 basis points. The impact of favorable funding was most evident within the investment securities portfolio. The improvement in cost of funds associated with this portfolio combined with the increased use of short-term debt has greatly improved spreads. Offsetting this improvement was the lower yield on interest-free funds (capital), typically invested in short-term assets, as evidenced by the 220 basis point and 219 basis point decline in yields on Federal funds sold and interest-bearing deposits, respectively. Over the past year, as the yields on Federal funds sold declined, the Bank shifted its investments to higher-yield interest-bearing FRB accounts. Beginning in July 2009, the Federal Reserve stopped paying interest on these excess balances that it holds on the Bank’s behalf and the Bank shifted its investments back to Federal funds sold. Additional details and analysis regarding the shift in the mix of these categories is included in the “Rate/Volume Analysis” discussion below.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2009 and 2008.

	Increase (Decrease) in Interest Income/Expense Due to Changes
	in Rate/Volume
	Three Months Ended September 30			Nine Months Ended September 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(5.2)	$(12.9)	$(18.1)	$(15.9)	$(55.2)	$(71.1)
Interest-earning deposits	(0.5)	(1.2)	(1.7)	0.7	2.3	3.0
Investment securities	(34.6)	(25.5)	(60.1)	(119.4)	(85.1)	(204.5)
Loans to members	(135.1)	(218.9)	(354.0)	(384.3)	(770.4)	(1,154.7)
Mortgage loans held for portfolio	(9.5)	(1.2)	(10.7)	(18.3)	(2.5)	(20.8)
Other(1)	(19.9)	19.9	-	(26.2)	26.2	-

Total interest-earning assets	$(204.8)	$(239.8)	$(444.6)	$(563.4)	$(884.7)	$(1,448.1)

Interest-bearing deposits	$(2.3)	$(5.6)	$(7.9)	$(7.6)	$(24.8)	$(32.4)
Consolidated obligation discount notes	(40.3)	(92.4)	(132.7)	(138.9)	(412.6)	(551.5)
Consolidated obligation bonds	(143.7)	(153.7)	(297.4)	(351.1)	(460.3)	(811.4)
Other borrowings	-	-	-	(0.1)	(0.1)	(0.2)
Other(1)	(10.1)	10.1	-	(43.5)	43.5	-

Total interest-bearing liabilities	$(196.4)	$(241.6)	$(438.0)	$(541.2)	$(854.3)	$(1,395.5)

Total increase (decrease) in net interest income	$(8.4)	$1.8	$(6.6)	$(22.2)	$(30.4)	$(52.6)

Note:

(1)	Total interest income/expense rate and volume amounts are calculated values. The difference between the weighted average total amounts and the individual balance sheet components is reported in other above.

Net interest income decreased $6.6 million from third quarter 2008 to third quarter 2009, driven by the volume of interest-earning assets and interest-bearing liabilities. This decline was slightly offset by a nominal rate benefit in the quarter-over-quarter comparison. Total interest income decreased $444.6 million in the quarter-over-quarter comparison. This decline included a decrease of $239.8 million due to rate and $204.8 million due to volume, driven primarily by the loans to members portfolio and, to a lesser extent, the investment securities portfolio, as discussed below. Total interest expense decreased $438.0 million in the same comparison, including a rate impact of

$241.6 million and a volume impact of $196.4 million, both due to the consolidated obligation bonds and discount notes portfolios, discussed in more detail below.

For the nine months ended September 30, 2009, net interest income decreased $52.6 million, also driven by both volume of and rates on interest-earning assets and interest-bearing liabilities. Total interest income decreased $1.4 billion in the year-over-year comparison, including $884.7 million due to rate and $563.4 million due to volume, both primarily related to the loans to members portfolio and, to a lesser extent, the investment securities portfolio, as discussed below. Total interest expense also decreased $1.4 billion in the same comparison, including $854.3 million driven by rate and $541.2 million driven by volume. Both decreases were driven by the consolidated obligation bonds and discount notes portfolios, which are discussed in more detail below.

Federal funds sold increased $1.3 billion from third quarter 2008 to third quarter 2009; however, interest income on the portfolio decreased $18.1 million primarily due to a decline in yield of 168 basis points. Interest-earning deposits increased $265.9 million quarter-over-quarter; however, interest income on the portfolio decreased $1.7 million in the same comparison primarily due to a decline in yield of 174 basis points. For the nine months ended September 30, 2009, Federal funds sold decreased $2.2 billion from the same prior year period, reflecting a shift in the first part of 2009 to interest-earning deposits due to favorable rates paid on FRB balances, as previously discussed. Related interest income declined $71.1 million, driven in large part by a 220 basis point decline in yield on the portfolio. For the nine months ended September 30, 2009, interest-earning deposits increased $5.6 billion, although related interest income only increased $3.0 million due to the relatively low yields on short-term investments.

The decrease in yields on both Federal funds sold and interest-earning deposits in the quarter-over-quarter and year-over-year comparisons reflects the significant downward change in overall short-term rates. These decreases are evidenced in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion in the Overview Section of this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q. The net $1.6 billion and $3.4 billion increases in balances between these two categories in the quarter-over-quarter and year-over-year comparisons, respectively, reflect the Bank’s continued strategy in part to maintain a strong liquidity position in short-term investments in order to meet members’ loan demand under conditions of market stress and to maintain adequate liquidity in accordance with Finance Agency guidance and Bank policies.

The decrease in the third quarter 2009 average investment securities portfolio balance compared to third quarter 2008 was $1.2 billion, or 6.8%. Correspondingly, the interest income on this portfolio decreased $60.1 million, driven by both volume and rate. Yields on the portfolio fell 116 basis points, also contributing to the decline. The average investment securities portfolio balance for the nine months ended September 30, 2009 decreased $3.0 billion, or 16.1%, from the same prior year period. In the same year-over-year comparison, interest income decreased $204.5 million, driven by the decrease in volume and an 87 basis point decline in yields.

The investment securities portfolio includes trading, available-for-sale and held-to-maturity securities, the majority of which are held-to-maturity. The decrease in investments quarter-over-quarter was due to declining certificates of deposit balances and run-off of the held-to-maturity MBS portfolio as well as credit-related OTTI recorded on certain private label MBS. The Bank has been cautious toward investments linked to the U.S. housing market, including MBS. The Bank purchased only $260.0 million and $735.0 million of agency MBS in the three and nine months ended September 30, 2009, respectively.

The average loans to members portfolio decreased significantly from third quarter 2008 to third quarter 2009, declining $25.6 billion, or 38.6%, in the comparison. This decline in volume, coupled with a 169 basis point decrease in the yield, resulted in a $354.0 million decline in interest income on this portfolio quarter-over-quarter. For the nine months ended September 30, 2009, the average loans to members portfolio declined $21.0 billion, or 30.7%, over the same prior year period. This volume decrease, as well as a 179 basis point decline in the yield on the portfolio, resulted in a $1.2 billion decline in interest income year-over-year.

During the second half of 2007 and continuing into the first half of 2008, the Bank experienced unprecedented growth in the loans to members portfolio due to instability in the credit market, which resulted in increased demand from members for liquidity. This demand leveled off in the second and third quarters of 2008. Loan demand began to decline in the fourth quarter of 2008 and continued through the first nine months of 2009, as members grew core deposits and gained access to additional liquidity from the FRB and other government programs that only became available in the second half of 2008. The interest income on this portfolio was significantly impacted by the decline in short-term rates, the decrease of which is presented in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q. Specific mix changes within the portfolio are discussed more fully below under “Loans to Members Portfolio Detail.”

The mortgage loans held for portfolio balance declined $575.1 million, or 9.5%, from third quarter 2008 to third quarter 2009. The related interest income on this portfolio declined $10.7 million quarter-over-quarter. For the nine months ended September 30, 2009, the mortgage loans held for portfolio balance decreased $318.9 million, or 5.2%, from the same prior year period. The corresponding interest income declined $20.8 million in the same comparison. The volume of mortgages purchased from members was steady from quarter-to-quarter and year-over-year, but was outpaced by acceleration in the run-off of the existing portfolio. The decline in interest income was due primarily to lower average portfolio balances in both comparisons although yields on the portfolio also declined 26 basis points and 19 basis points quarter-over-quarter and year-over-year, respectively.

Interest-bearing deposits decreased $20.2 million, or 1.1%, from third quarter 2008 to third quarter 2009, with a corresponding decrease in interest expense of $7.9 million, driven primarily by the 171 basis point decline in rates paid. For the nine months ended September 30, 2009, interest-bearing deposits decreased $168.7 million, or 8.6%, from the same prior year period. Interest expense on interest-bearing deposits decreased $32.4 million in the year-over-year comparison driven by a 220 basis point decline in rates paid. Average interest-bearing deposit balances fluctuate periodically and are driven by member activity.

The consolidated obligations portfolio balance decreased in both the quarter-over-quarter and year-over-year comparisons. The third quarter 2009 discount notes average balance decreased $12.1 billion, or 50.6%, compared to the third quarter 2008 average balance, while the average bonds balance for third quarter 2009 decreased $14.1 billion, or 21.7%, compared to third quarter 2008. For the nine months ended September 30, 2009, average discount notes decreased $13.3 billion, or 46.8%, compared to the same prior year period, while average bonds decreased $7.9 billion, or 12.4%, in the same comparison. The declines in discount notes were consistent with the decline in short-term loan demand from members as noted above. Interest expense on discount notes decreased $132.7 million from third quarter 2008 to third quarter 2009. For the nine months ended September 30, 2009, interest expense on discount notes decreased $551.5 million from the same year-ago period. These decreases were partially attributable to the volume decline and partially due to the 211 and 243 basis point declines in rates paid in the quarter-over-quarter and year-over-year, respectively. The declines in rates paid were consistent with the general decline in short-term rates as previously mentioned. Interest expense on bonds decreased $297.4 million quarter-over-quarter and $811.4 million year-over-year. These decreases were due in part to volume decline as well as decreases in rates paid on bonds of 141 and 142 basis points quarter-over-quarter and year-over-year, respectively.

A portion of the bond portfolio is swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. Market conditions continued to impact spreads on the Bank’s consolidated obligations. Bond spreads were volatile in the beginning of 2009 and the Bank had experienced some obstacles in attempting to issue longer-term debt as investors had been reluctant to buy longer-term GSE obligations. However, investor demand for shorter-term GSE debt has been strong during the first nine months of 2009 and the Bank continued to be able to issue discount notes at attractive rates as needed. The Bank has also experienced an increase in demand for debt with maturities ranging from one to three years during the second and third quarters of 2009. See details regarding the impact of swaps on the quarterly rates paid in the “Net Interest Income Derivatives Effects” discussion below.

For additional information, see the “Liquidity and Funding Risk” discussion in Risk Management in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

Average Loans to Members Portfolio Detail

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)
Product	2009	2008	2009	2008
Repo	$19,927.2	$40,433.6	$23,914.8	$42,923.0
Term Loans	12,978.8	13,186.8	13,677.3	12,487.3
Convertible Select	7,173.9	9,105.5	7,290.7	9,314.6
Hedge Select	120.4	160.0	127.7	160.0
Returnable	612.3	3,601.5	2,352.1	3,523.8

Total par value	$40,812.6	$66,487.4	$47,362.6	$68,408.7

The par value of the Bank’s average loans to members portfolio decreased 38.6% in third quarter 2009 from third quarter 2008 and 30.8% in the nine months ended September 30, 2009 from the same prior year period. The most significant percentage decrease in both the quarter-over-quarter and year-over-year comparisons was in the Repo product, which decreased $20.5 billion, or 50.7%, and $19.0 billion, or 44.3%, respectively. In addition, the Returnable product decreased $3.0 billion, or 83.0%, and $1.2 billion, or 33.3%, in the quarter-over-quarter and year-over-year comparisons, respectively. The most significant dollar decrease in both comparisons was in the Mid-Term RepoPlus product which decreased $13.0 billion, or 40.7%, and $11.8 billion, or 35.1%, respectively.

Average balances for the Repo product decreased in 2009 reflecting the impact of members’ access to additional liquidity from government programs as well as members’ reactions to the Bank’s pricing of short-term loans to members products. Members have also taken other actions during the credit crisis, such as raising core deposits and reducing the size of their balance sheets. Also, many of the Bank’s members have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s loans to members products. As well, the recession has decreased the Bank’s members’ need for funding from the Bank. The majority of the decline was driven by decreases in average loans to members of the Bank’s larger borrowers, with five banks reducing their total average loans outstanding by $15.8 billion. The decline in Returnable product loans in both the quarter-over-quarter and year-over-year comparisons was due to significant paydowns by one of the Bank’s largest borrowers. To a much lesser extent, the decrease in interest rates also contributed to the decline in these balances.

The year-over-year increase in the average balance of Term Loans was driven primarily by a decline in interest rates; members elected to lock in lower rates on longer-term funding when possible. In addition, certain members had funding needs for term liquidity.

As of September 30, 2009, 42.8% of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 37.0% at December 31, 2008. Details of the portfolio components are included in Note 7 to the unaudited financial statements in this report filed on Form 10-Q.

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

The Bank accepts various forms of collateral including, but not limited to, AAA-rated investment securities and residential mortgage loans. In light of recent market conditions, the Bank recognizes that there is the potential for an increase in the credit risk of the portfolio. However, the Bank continues to monitor its collateral position and the related policies and procedures, to help ensure adequate collateral coverage. The Bank believes it was fully secured as of September 30, 2009. For more information on collateral, see the “Loan Products” discussion in Overview and the “Credit and Counterparty Risk” discussion in Risk Management both in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the three and nine months ended September 30, 2009 and 2008. Derivative and hedging activities are discussed below in the “Other Income (Loss)” section.

Three Months Ended
September 30, 2009			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets:
Loans to members	$40,848.0	$115.8	1.12	$396.7	3.85	$(280.9)	(2.73)
Mortgage loans held for portfolio	5,471.2	67.6	4.90	68.7	4.99	(1.1)	(0.09)
All other interest-earning assets	22,674.9	130.1	2.28	130.1	2.28	-	-

Total interest-earning assets	$68,994.1	$313.5	1.80	$595.5	3.42	$(282.0)	(1.62)

Liabilities and capital:
Consolidated obligation bonds	$51,007.8	$240.3	1.87	$352.5	2.74	$(112.2)	(0.87)
All other interest-bearing liabilities	13,622.0	5.7	0.16	5.7	0.16	-	-

Total interest-bearing liabilities	$64,629.8	$246.0	1.51	$358.2	2.20	$(112.2)	(0.69)

Net interest income/net interest spread		$67.5	0.29	$237.3	1.22	$(169.8)	(0.93)

Note:

(1)	Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

Three Months Ended
September 30, 2008			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets:
Loans to members	$66,488.2	$469.8	2.81	$660.5	3.95	$(190.7)	(1.14)
Mortgage loans held for portfolio	6,046.3	78.3	5.16	78.9	5.20	(0.6)	(0.04)
All other interest-earning assets	22,254.6	210.0	3.75	210.0	3.75	-	-

Total interest-earning assets	$94,789.1	$758.1	3.18	$949.4	3.98	$(191.3)	(0.80)

Liabilities and capital:
Consolidated obligation bonds	$65,115.3	$537.7	3.28	$636.8	3.89	$(99.1)	(0.61)
All other interest-bearing liabilities	25,789.7	146.3	2.26	146.3	2.26	-	-

Total interest-bearing liabilities	$90,905.0	$684.0	2.99	$783.1	3.43	$(99.1)	(0.44)

Net interest income/net interest spread		$74.1	0.19	$166.3	0.55	$(92.2)	(0.36)

Note:

(1)	Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

Nine Months Ended
September 30, 2009			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets:
Loans to members	$47,403.6	$527.4	1.49	$1,352.2	3.81	$(824.8)	(2.32)
Mortgage loans held for portfolio	5,779.9	214.8	4.97	218.2	5.05	(3.4)	(0.08)
All other interest-earning assets	23,911.8	437.7	2.45	437.7	2.45	-	-

Total interest-earning assets	$77,095.3	$1,179.9	2.05	$2,008.1	3.48	$(828.2)	(1.43)

Liabilities and capital:
Consolidated obligation bonds	$55,837.7	$940.0	2.25	$1,255.0	3.01	$(315.0)	(0.76)
All other interest-bearing liabilities	16,958.6	40.1	0.32	40.1	0.32	-	-

Total interest-bearing liabilities	$72,796.3	$980.1	1.80	$1,295.1	2.38	$(315.0)	(0.58)

Net interest income/net interest spread		$199.8	0.25	$713.0	1.10	$(513.2)	(0.85)

Note:

(1)	Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

Nine Months Ended
September 30, 2008			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets:
Loans to members	$68,409.4	$1,682.1	3.28	$2,111.4	4.12	$(429.3)	(0.84)
Mortgage loans held for portfolio	6,098.8	235.6	5.16	237.8	5.21	(2.2)	(0.05)
All other interest-earning assets	23,535.8	710.3	4.03	710.3	4.03	-	-

Total interest-earning assets	$98,044.0	$2,628.0	3.58	$3,059.5	4.17	$(431.5)	(0.59)

Liabilities and capital:
Consolidated obligation bonds	$63,742.4	$1,751.4	3.67	$1,995.4	4.18	$(244.0)	(0.51)
All other interest-bearing liabilities	30,442.4	624.2	2.74	624.2	2.74	-	-

Total interest-bearing liabilities	$94,184.8	$2,375.6	3.37	$2,619.6	3.72	$(244.0)	(0.35)

Net interest income/net interest spread		$252.4	0.21	$439.9	0.45	$(187.5)	(0.24)

Note:

(1)	Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

The Bank uses derivatives to hedge the fair market value changes attributable to the change in the LIBOR benchmark interest rate. The hedge strategy generally uses interest rate swaps to hedge a portion of loans to members and consolidated obligation bonds which convert the interest rates on those instruments from a fixed rate to a LIBOR-based variable rate. The purpose of this strategy is to protect the interest rate spread. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income. The variances in the loans to members and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

For third quarter 2009, the impact of derivatives decreased net interest income by $169.8 million and reduced the net interest spread 93 basis points, compared to a reduction to net interest income of $92.2 million and a reduction to the net interest spread of 36 basis points for third quarter 2008. The decline was driven by a 250 basis point decrease in average 3-month LIBOR. The Bank hedged more loans to members than consolidated obligations in the periods presented, thus causing a negative impact to net interest income in the falling interest rate environment. This unfavorable variance was partially offset by interest rate changes to variable-rate debt.

For the nine months ended September 30, 2009, the impact of derivatives decreased net interest income $513.2 million and reduced the interest rate spread 85 basis points, compared to a decrease in net interest income of $187.5 million and a reduction in net interest spread of 24 basis points for the same year-ago period. The decline was driven by a 215 basis point decrease in average 3-month LIBOR. The Bank hedged more loans to members than consolidated obligations in the periods presented, thus causing a negative impact to net interest income in the falling interest rate environment. This unfavorable variance was partially offset by interest rate changes to variable-rate debt.

The mortgage loans held for portfolio derivative impact for all periods presented was affected by the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF program.

Other Income (Loss)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
(in millions)	2009	2008	% Change	2009	2008	% Change
Services fees	$0.6	$0.7	(14.3)	$1.8	$2.6	(30.8)
Net gains (losses) on trading securities	1.5	(0.4)	(475.0)	1.2	(0.7)	(271.4)
Net gains (losses) on derivatives and hedging activities	(4.5)	71.4	(106.3)	6.7	75.1	(91.1)
Total OTTI losses	(190.5)	-	n/m	(975.5)	-	n/m
Portion of OTTI losses recognized in other comprehensive loss	97.2	-	n/m	812.4	-	n/m

Net OTTI credit losses	(93.3)	-	n/m	(163.1)	-	n/m
Contingency reserve	-	-	-	(35.3)	-	n/m
Other income, net	2.4	1.7	41.2	6.6	3.0	120.0

Total other income (loss)	$(93.3)	$73.4	(227.1)	$(182.1)	$80.0	(327.6)

n/m - not meaningful

Third quarter 2009 financial results included total other losses of $93.3 million, compared to total other income of $73.4 million in third quarter 2008. Third quarter 2009 reflected net losses on derivatives and hedging activities of $4.5 million compared to gains of $71.4 million in third quarter 2008. Net OTTI credit losses for 2009 represented the credit loss portion of the OTTI charges taken on the private label MBS portfolio in third quarter 2009. There were no impairment charges in the same prior-year period.

Year-to-date September 2009 financial results included total other losses of $182.1 million, compared to total other income of $80.0 million for year-to-date September 2008. The year-to-date September 2009 net gains on derivatives and hedging activities totaled $6.7 million compared to $75.1 million for the same prior year period. Net OTTI credit losses for 2009 represented the credit loss portion of the OTTI charges taken on the private label MBS portfolio in the first nine months of 2009. There were no impairment charges in the same prior year period. The $35.3 million contingency reserve represents the establishment of a contingency reserve for the Bank’s LBSF receivable in first quarter 2009.

Both the third quarter 2008 and nine months ended September 30, 2008 results included higher net gains on derivatives and hedging activities related to the termination and replacement of LBSF derivatives as discussed in the Bank’s Third Quarter 2008 quarterly report filed on Form 10-Q on November 12, 2008. These one-time gains did not recur in 2009.

See additional discussion regarding OTTI charges in “Critical Accounting Policies” in this Item 2. Management’s Discussion and Analysis and Note 6 to the unaudited financial statements, both in this report filed on Form 10-Q. See additional discussion regarding the LBSF receivable and reserve in the “Current Financial and Mortgage Events and Trends” disclosure of the Overview section in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q. The activity related to net gains (losses) on derivatives and hedging activities is discussed in more detail below.

Derivatives and Hedging Activities.  The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(in millions)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Derivatives and hedged items in hedge accounting relationships
Loans to members	$(8.9)	$(43.6)	$(18.1)	$(47.9)
Consolidated obligations	4.6	33.6	24.1	43.3

Total net gain (loss) related to fair value hedge ineffectiveness	(4.3)	(10.0)	6.0	(4.6)

Derivatives not designated as hedging instruments under hedge accounting
Economic hedges	(1.8)	69.1	(4.3)	67.7
Mortgage delivery commitments	1.4	0.4	4.4	(0.1)
Intermediary transactions	-	-	-	-
Other	0.2	11.9	0.6	12.1

Total net gain (loss) related to derivatives not designated as hedging instruments under hedge accounting	(0.2)	81.4	0.7	79.7

Net gains (losses) on derivatives and hedging activities	$(4.5)	$71.4	$6.7	$75.1

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate loans to members and consolidated obligation bonds using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e., LIBOR). For the third quarter of 2009, total ineffectiveness related to these fair value hedges resulted in a loss of $4.3 million compared to a loss of $10.0 million in the third quarter of 2008. For the nine months ended September 30, 2009, total ineffectiveness related to fair value hedges resulted in a gain of $6.0 million compared to a loss of $4.6 million in the same prior year period. The loans to member fair value hedge ineffectiveness for the three and nine months ended September 30, 2008 included a loss of $10.9 million resulting from the replacement of 63 LBSF derivatives that were in fair value hedging relationships. See discussion of the Lehman bankruptcy and the resulting effects on the Bank’s financial statements in the Bank’s September, 30 2008 quarterly report filed on Form 10-Q. The overall notional amount decreased from $63.0 billion at September 30, 2008 to $50.6 billion at September 30, 2009. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a loss of $1.8 million in third quarter 2009 compared to a gain of $69.1 million in third quarter 2008. For the nine months ended September 30, 2009, total amounts recorded on economic hedges resulted in a loss of $4.3 million compared to a gain of $67.7 million in the same prior year period. For the three and nine months ended September 30, 2008, a nonrecurring gain was recorded, which was associated with economic hedges. The $69.0 million gain was associated with the replaced LBSF derivatives that remained as economic hedges for a one day period after they were replaced in the fair value hedges of certain loans to members as described above. See discussion of the Lehman bankruptcy and the resulting effects on the Bank’s financial statements in the Bank’s September, 30 2008 quarterly report filed on Form 10-Q. The overall notional amount of economic hedges decreased from $1.3 billion at September 30, 2008 to $1.2 billion at September 30, 2009.

Mortgage Delivery Commitments.  Certain mortgage purchase commitments are considered derivatives. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly. Total gains relating to mortgage delivery commitments for the third quarter of 2009 were $1.4 million compared to total gains of $0.4 million for the third quarter of 2008. For the nine months ended September 30, 2009, total gains relating to mortgage delivery commitments were $4.4 million and net losses relating to mortgage delivery commitments for the same prior year-to-date period were $0.1 million. Changing market rates are the primary cause for fluctuations in the levels of gain(loss) associated with mortgage delivery commitments. Total notional of the Bank’s mortgage delivery commitments decreased from $62.2 million at September 30, 2008 to $12.7 million at September 30, 2009.

Intermediary Transactions.  Derivatives in which the Bank is an intermediary may arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. Net gains on intermediary activities were not significant for the three and nine months ended September 30, 2009 and 2008.

Other.  Other net gains on derivatives and the related hedged items for the three and nine months ended September 30, 2009 were $0.2 million and $0.6 million, respectively, compared to gains of $11.9 million and $12.1 million for the three and nine months ended September 30, 2008. For the three and nine months ended September 30, 2008, other gains (losses) on derivatives and hedging activities include a nonrecurring gain of $11.8 million associated with the termination of the Bank’s LBSF derivatives.

Other Expense

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
(in millions)	2009	2008	% Change	2009	2008	% Change
Operating - salaries and benefits	$8.6	$7.7	11.7	$24.8	$26.5	(6.4)
Operating - occupancy	0.7	0.7	-	2.0	2.3	(13.0)
Operating - other	5.7	4.0	42.5	15.8	11.8	33.9
Finance Agency	0.7	0.8	(12.5)	2.2	2.3	(4.4)
Office of Finance	0.5	0.4	25.0	1.9	1.8	5.6

Total other expenses	$16.2	$13.6	19.1	$46.7	$44.7	4.5

Other expense totaled $16.2 million in the third quarter of 2009, compared to $13.6 million in the third quarter of 2008, an increase of $2.6 million, or 19.1%, driven by salaries and benefits and other operating expenses. The operating expenses of the Finance Agency and the OF remained relatively flat quarter-over-quarter. The increase in other expenses was due to a $0.9 million increase in salaries and benefits expense and a $1.7 million increase in other operating expenses. The increase in benefits was driven by the market value of the nonqualified thrift obligation. Other operating expenses included higher professional fees resulting from increased consulting fees and services related to the Bank’s OTTI assessment process, and other Board of Directors’ initiatives.

For the nine months ended September 30, 2009, other expense totaled $46.7 million compared to $44.7 million for the same prior year period, an increase of $2.0 million, or 4.5%, driven entirely by other operating expenses. The operating expenses of the Finance Agency and the OF remained relatively flat year-over-year. The increase in operating expenses was due to a $4.0 million increase in other expenses, partially offset by decreases of $1.7 million and $0.3 million, respectively, in salaries and benefits expense and occupancy expense. The increase in other operating expenses was due primarily to higher consulting fees and services as noted above. Year-to-date 2008 salaries and benefits expense included severance costs as well as a lump sum settlement benefit payment.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the OF and a portion of the operating expenses of the Finance Agency. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations and totaled $1.2 million for the three months ended both September 30, 2009 and 2008. For the nine months ended both September 30, 2009 and 2008, these expenses totaled $4.1 million. The Bank has no control over the operating expenses of the Finance Agency. The FHLBanks are able to exert a limited degree of control over the operating expenses of the OF due to the fact that two directors of the OF are also FHLBank Presidents.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	For the Three Months			For the Nine Months
	Ended September 30,			Ended September 30,
(in millions)	2009	2008	% Change	2009	2008	% Change
Affordable Housing Program (AHP)	$(0.9)	$10.8	(108.3)	$-	$23.1	(100.0)
REFCORP	(2.1)	24.2	(108.7)	-	51.8	(100.0)

Total assessments	$(3.0)	$35.0	(108.6)	$-	$74.9	(100.0)

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through the third quarter of 2009 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final payment during the second quarter of 2012. This date assumes that the FHLBanks pay exactly $300 million annually until 2012. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

The pre-assessment loss the Bank incurred in the third quarter 2009 also resulted in a pre-assessment loss for the nine months ended September 30, 2009. In third quarter 2009, the assessments recorded in second quarter 2009, associated with year-to-date June 2009 pre-assessment earnings, were reversed. For the three and nine months ended September 30, 2008, the Bank incurred REFCORP expense of $24.2 million and $51.8 million, respectively. The Bank does not receive an assessment “benefit” on REFCORP and AHP assessments during annual reporting periods in which a loss is incurred.

For full year 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank is using its overpayment as a credit against future

REFCORP assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. This overpayment is recorded as a prepaid asset by the Bank and reported as “prepaid REFCORP assessment” on the Statement of Condition. Over time, as the Bank uses this credit against its future REFCORP assessments, the prepaid asset will be reduced until it has been exhausted. If any amount of the prepaid asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining prepaid asset. The Bank’s prepaid REFCORP assessment balance at September 30, 2009 was $39.6 million.

Financial Condition

The following is Management’s Discussion and Analysis of the Bank’s financial condition at September 30, 2009 compared to December 31, 2008. This should be read in conjunction with the Bank’s unaudited interim financial statements and notes in this report and the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

Asset Composition.  As a result of declining loan demand by members, the Bank’s total assets decreased $24.3 billion, or 26.8%, to $66.5 billion at September 30, 2009, down from $90.8 billion at December 31, 2008. Loans to members decreased $20.8 billion, while total interest-earning deposits (including interest-earning deposits and Federal funds sold) reflected a net decrease of $2.3 billion.

Total housing finance-related assets, which include MPF Program loans, loans to members, MBS and other mission-related investments, decreased $23.6 billion, or 29.6%, to $56.0 billion at September 30, 2009, down from $79.6 billion at December 31, 2008. Total housing finance-related assets accounted for 84.2% of assets as of September 30, 2009 and 87.7% of assets as of December 31, 2008.

Loans to Members.  At September 30, 2009, total loans to members reflected balances of $41.4 billion to 220 borrowing members, compared to $62.2 billion of loans to 249 borrowing members at year-end 2008, a 33.4% decrease in the portfolio balance. A significant concentration of the loans continued to be generated from the Bank’s five largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base. Total loans outstanding to the Bank’s five largest members were $25.1 billion and $37.6 billion at September 30, 2009 and December 31, 2008, respectively.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the nine months ended September 30, 2009 and the year ended December 31, 2008.

Member Asset Size	2009	2008
Less than $100 million	40	51
Between $100 million and $500 million	131	142
Between $500 million and $1 billion	39	39
Between $1 billion and $5 billion	30	26
Greater than $5 billion	16	16

Total borrowing members during the year	256	274

Total membership	317	323
Percent of members borrowing during the period	80.8%	84.8%
Total borrowing members with outstanding loan balances at period-end	220	249
Percent of member borrowing at period-end	69.4%	77.1%

As of September 30, 2009, the par value of the combined mid-term (Mid-Term RepoPlus) and short-term (RepoPlus) products decreased $14.1 billion, or 42.1%, to $19.4 billion, compared to $33.5 billion at December 31, 2008. These products represented 49.0% and 56.3% of the par value of the Bank’s total loans to members portfolio at September 30, 2009 and December 31, 2008, respectively. The Bank’s shorter-term loans to members decreased as a result of members having less need for liquidity from the Bank as they have taken actions during the credit crisis, such as raising core deposits, reducing their balance sheets, and identifying alternative sources of funds. Also, many of the

Bank’s members have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s loans to members products. All of this has resulted in only 69.4% of current members having outstanding borrowings with the Bank at September 30, 2009. The short-term portion of the loans to members portfolio is volatile; as market conditions change rapidly, the short-term nature of these lending products could materially impact the Bank’s outstanding loan balance. See Item 1. Business in the Bank’s 2008 Annual Report filed on Form 10-K for details regarding the Bank’s various loan products.

The Bank’s longer-term loans to members, referred to as Term Loans, decreased $1.9 billion, or 13.0%, to $13.0 billion at September 30, 2009 down from $14.9 billion at December 31, 2008. These balances represented 32.7% and 25.0% of the Bank’s loans to members portfolio at September 30, 2009 and December 31, 2008, respectively. The loans to members continue to represent a good value for the Bank’s members based on the interest rate environment. While term loan balances have declined, the decrease has been at a slower rate than the remaining products and the Term Loans portfolio now represent a larger percentage of the total loans to members portfolio. A number of the Bank’s members have a high percentage of long-term mortgage assets on their balance sheets; these members generally fund these assets through these longer-term borrowings with the Bank to mitigate interest rate risk. Meeting the needs of such members has been, and will continue to be, an important part of the Bank’s loans to members business.

As of September 30, 2009, the Bank’s longer-term option embedded loans to members decreased $3.9 billion to $7.2 billion as of September 30, 2009, down from $11.1 billion as of December 31, 2008. These products represented 18.3% and 18.7% of the Bank’s loans to members portfolio on September 30, 2009 and December 31, 2008, respectively.

Mortgage Loans Held for Portfolio.  Net mortgage loans held for portfolio decreased 13.4% to $5.3 billion at September 30, 2009, compared to $6.2 billion at December 31, 2008. This decrease was primarily due to the continued run-off of the portfolio, due primarily to paydowns resulting from an increase in refinancings in the low interest rate environment. This run-off more than offset new funding activity.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table.

	September 30,	December 31,
(in millions)	2009	2008
Loans to members(1)	$41,363.4	$62,153.4
Mortgage loans held for portfolio, net(2)	5,339.1	6,165.3
Nonaccrual mortgage loans, net(3)	62.8	38.3
Mortgage loans past due 90 days or more and still accruing interest(4)	17.9	12.6
BOB loans, net(5)	11.9	11.4

Notes:

(1)	There are no loans to members balances which are past due or on nonaccrual status.
(2)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.
(3)	All nonaccrual mortgage loans are reported net of interest applied to principal.
(4)	Government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.
(5)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

The Bank has experienced an increase in its nonaccrual mortgage loans held for portfolio. Nonaccrual mortgage loans increased approximately $24.5 million, or 64.2%, from December 31, 2008 to September 30, 2009. This increase was driven by general economic conditions. The Bank increased its allowance for credit losses on these loans from $4.3 million at December 31, 2008 to $7.5 million at September 30, 2009.

Interest-Earning Deposits and Federal Funds Sold.  At September 30, 2009, these short-term investments totaled $4.1 billion, a net decrease of $2.3 billion, or 35.9%, from December 31, 2008. The Bank maintains these types of balances in order to meet member’s loan demand under conditions of market stress and maintain adequate liquidity in accordance with Finance Agency guidance and Bank policies.

Investment Securities.  Investment securities decreased $508.1 million, or 3.3%, from December 31, 2008 to September 30, 2009, primarily due to a decrease in MBS. MBS are collateralized and are typically expected to provide a return that exceeds the return on other types of investments. The decrease in MBS was driven by paydowns and/or maturities of principal as well as OTTI losses recorded against the portfolio. The increase in trading securities was driven primarily by an increase in Treasury bills and TLGP investments as the Bank continues to increase its liquidity position. The Bank also uses these securities to pledge as collateral on interest rate swap agreements. During 2009, the Bank did offset some of the MBS portfolio run-off with the purchase of U.S. agency MBS. During the third quarter of 2009, Taylor, Bean & Whitaker (TBW), a servicer on one of the Bank’s private label MBS filed for bankruptcy. Due to TBW’s bankruptcy filing, normal monthly remittances on the loans securing the security have been delayed. All other securities are receiving cash payments.

During 2009, the Bank transferred certain private label MBS with an amortized cost of $3.1 billion from its held-to-maturity investment portfolio to its available-for-sale investment portfolio. The securities transferred had OTTI credit losses recognized during the second or third quarters of 2009. The Bank transferred the securities to the available-for-sale portfolio to increase financial flexibility to sell these securities if management determines it is prudent to do so. The Bank has no current plans to sell these securities nor is the Bank under any requirements to sell the securities. See Note 4 to the unaudited financial statements in this report filed on Form 10-Q for additional information.

Historically, the amount that the Bank can invest in MBS is limited by regulation to 300% of regulatory capital. However, on March 24, 2008, the Finance Agency passed a resolution that authorized a temporary increase in the amount of MBS the FHLBanks are permitted to purchase. This resolution increased the MBS investment limit to 600% of regulatory capital for two years, subject to Board approval and filing of required documentation with the Finance Agency. This temporary resolution expires March 31, 2010. The Bank will continue to monitor its MBS position and determine the proper portfolio level. At the current time, the Bank does not expect to exceed the original 300% limit.

The following tables summarize key investment securities portfolio statistics.

	September 30,	December 31,
(in millions)	2009	2008
Trading securities:
Mutual funds offsetting deferred compensation	$6.5	$6.2
Treasury bills	1,028.8	-
Certificates of deposit	-	500.6
TLGP investments	250.0	-

Total trading securities	$1,285.3	$506.8

Available-for-sale securities:
Mututal funds offsetting deferred compensation	$2.2	$-
MBS	2,131.0	19.7

Total available-for-sale securities	$2,133.2	$19.7

Held-to-maturity securities:
Certificates of deposit	$4,150.0	$2,700.0
State or local agency obligations	627.8	636.8
U.S. government-sponsored enterprises	181.5	955.0
MBS	6,558.6	10,626.2

Total held-to-maturity securities	$11,517.9	$14,918.0

Total investment securities	$14,936.4	$15,444.5

As of September 30, 2009, investment securities had the following maturity and yield characteristics.

(dollars in millions)	Carrying Value	Yield
Trading securities:
Mutual funds offsetting deferred compensation	$6.5	n/a
Treasury bills	1,028.8	0.37%
TLGP investments	250.0	0.30

Total trading securities	$1,285.3	0.35

Available-for-sale securities:
Mutual funds offsetting deferred compensation	$2.2	n/a
MBS	2,131.0	5.41

Total available-for-sale securities	$2,133.2	5.41

Held-to-maturity securities:
Certificates of deposit	$4,150.0	0.45
State or local agency obligations:
Within one year	56.2	5.86
After one but within five years	78.5	5.73
After five years	493.1	2.75

Total state or local agency obligations	627.8	3.41

U.S. government-sponsored enterprises:
Within one year	$99.9	0.40
After five years	81.6	4.05

Total U.S. government-sponsored enterprises	181.5	2.05
MBS	6,558.6	3.86

Total held-to-maturity securities	$11,517.9	2.59

Total investment securities	$14,936.4	2.96

n/a - not applicable

As of September 30, 2009, the Bank’s available-for-sale and held-to-maturity portfolios included combined gross unrealized losses of $1.4 billion. As of December 31, 2008, the available-for-sale and held-to-maturity securities portfolios included gross unrealized losses of $2.1 billion. The gross unrealized losses on these portfolios resulted from ongoing market volatility, illiquidity in certain market sectors, widening credit spreads and deterioration in credit quality. In conjunction with the adoption of the amended OTTI guidance, the Bank recorded a $255.9 million cumulative effect adjustment to AOCI. This amount represented the noncredit loss portion of OTTI recorded in fourth quarter 2008. In addition, the Bank recorded OTTI charges representing the noncredit portion of impairment to AOCI on its investment securities portfolio of $97.2 million and $812.4 million for the three and nine months ended September 30, 2009, respectively. See Critical Accounting Policies and “Credit and Counterparty Risk – Investments” in the Risk Management section, both in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q for additional details.

As of September 30, 2009, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total	Total
(in millions)	Carrying Value	Fair Value
JP Morgan Mortgage Trust	$1,333.6	$1,288.4
Freddie Mac	1,072.9	1,072.9
U.S. Treasury	1,028.7	1,028.7
Government National Mortgage Association	985.6	984.7
Wells Fargo Mortgage Backed Securities Trust	878.7	775.2
Fannie Mae	535.0	548.9
Structured Adjustable Rate Mortgage Loan Trust	445.7	421.5
Pennsylvania Housing Finance Agency	419.1	404.6

Total	$6,699.3	$6,524.9

For additional information on the credit risk of the investment portfolio, see the “Credit and Counterparty Risk — Investments” discussion in the Risk Management section of this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

Deposits.  At September 30, 2009, time deposits in denominations of $100 thousand or more totaled $13.8 million. The table below presents the maturities for time deposits in denominations of $100 thousand or more.

		Over 3	Over 6
(in millions)		Months but	Months but
	3 Months	Within	Within
By Remaining Maturity at September 30, 2009	or Less	6 Months	12 Months	Thereafter	Total
Time certificates of deposit ($100,000 or more)	$2.8	$6.0	$4.5	$0.5	$13.8

Commitment and Off-balance Sheet Items.  At September 30, 2009, the Bank was obligated to fund approximately $0.9 million in additional loans to members, $12.7 million of mortgage loans and $9.8 billion in outstanding standby letters of credit, and was obligated to issue $210.8 million in consolidated obligations. The Bank does not have any off-balance sheet special purpose entities or any other type of off-balance sheet conduits.

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

	Nine Months Ended September 30,
(in millions)	2009	2008
Balance, beginning of the year	$170.5	$296.3
Cumulative effect of adoption of the amended OTTI guidance	255.9	-
Net income	(31.9)	207.3
Dividends	-	(121.6)

Balance, end of the period	$394.5	$382.0

Payout ratio (dividends/net income)	-	58.7%

n/a - not applicable

At September 30, 2009, retained earnings were $394.5 million, representing an increase of $224.0 million, or 131.4%, from December 31, 2008. The Bank adopted the amended OTTI guidance effective January 1, 2009. This adoption resulted in a $255.9 million increase in retained earnings due to the cumulative effect adjustment recorded as of January 1, 2009. This cumulative effect adjustment did not impact the Bank’s REFCORP or AHP assessment expenses or liabilities, as these assessments are based on GAAP net income.

Additional information regarding the amended OTTI guidance is available in the “Critical Accounting Policies” discussion in this Item 2. Management’s Discussion and Analysis and Note 2 to the unaudited financial statements, both in this report filed on Form 10-Q. Further details of the components of required risk-based capital are presented in the “Capital Resources” discussion in Management’s Discussion and Analysis in this report filed on Form 10-Q. See Note 11 to the unaudited financial statements in this report filed on Form 10-Q for further discussion of AOCI, risk-based capital and the Bank’s policy on capital stock requirements.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources as of September 30, 2009, which should be read in conjunction with the unaudited interim financial statements and notes included in this report filed on Form 10-Q and the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

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

	September 30,	June 30,	March 31,	December 31,
(in millions)	2009	2009	2009	2008
Permanent capital:
Capital stock(1)	$4,021.3	$4,015.3	$4,007.2	$3,986.4
Retained earnings	394.5	434.9	402.8	170.5

Total permanent capital	$4,415.8	$4,450.2	$4,410.0	$4,156.9

Risk-based capital requirement:
Credit risk capital	$922.7	$530.6	$432.8	$278.7
Market risk capital	1,525.1	2,218.7	2,685.7	2,739.1
Operations risk capital	734.3	824.8	935.5	905.3

Total risk-based capital requirement	$3,182.1	$3,574.1	$4,054.0	$3,923.1

Note:

(1)	Capital stock includes mandatorily redeemable capital stock.

The Bank held excess permanent capital over RBC requirements of $1.2 billion, $876.1 million, $356.0 million and $233.8 million at September 30, 2009, June 30, 2009, March 31, 2009 and December 31, 2008, respectively.

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. See the “Legislative and Regulatory Developments” discussion in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q for additional information regarding this Interim Final Regulation. See also Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K for additional discussion. On September 30, 2009, the Bank received final notification that it was considered adequately capitalized for the quarter ended June 30, 2009; however, the Finance Agency did express concern regarding the ratio of the Bank’s level of AOCI to retained earnings, the decline in excess permanent capital over risk-based capital requirements and the potential impact of redemption of excess capital stock.

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

	September 30,	December 31,
(dollars in millions)	2009	2008
Capital Ratio
Minimum capital (4.0% of total assets)	$2,660.4	$3,632.2
Actual capital (permanent capital plus reserves for off-balance sheet credit risk)	4,416.4	4,170.9
Total assets	66,510.5	90,805.9
Capital ratio (actual capital as a percent of total assets)	6.6%	4.6%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,325.5	$4,540.3
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus reserves for off-balance sheet credit risk)	6,624.3	6,249.3
Leverage ratio (leverage capital as a percent of total assets)	10.0%	6.9%

Management reviews, on a routine basis, projections of capital leverage that incorporate anticipated changes in assets, liabilities, and capital stock levels as a tool to manage overall balance sheet leverage within the Board’s operating ranges. In connection with this review, when management believes that adjustments to the current member stock purchase requirements within the ranges established in the capital plan are warranted, a recommendation is presented for Board consideration. The member stock purchase requirements have been adjusted several times since the implementation of the capital plan in December 2002. Members are currently required to purchase Bank stock in an amount equal to 4.75% of member loans outstanding, 4.0% on AMA activity (for Master Commitments executed on or after May 1, 2009), and 0.75% of unused borrowing capacity.

The Bank has initiated the process of amending its capital plan. The goal of this capital plan amendment is to provide members with a stable membership capital stock calculation that would replace the Unused Borrowing Capacity calculation. Additionally, the proposed amendment would expand the AMA stock purchase requirement range and prospectively establish a capital stock purchase requirement for letters of credit. As required by Finance Agency regulation and the terms of the capital plan, any amendment must be approved by the Finance Agency prior to becoming effective.

On November 10, 2008, the Bank first changed its excess capital stock repurchase practice, stating that the Bank would no longer make excess capital stock repurchases at a member’s request and noting that the previous practice of repurchasing excess capital stock from all members on a periodic basis was revised. Subsequently, as announced on December 23, 2008, the Bank suspended excess capital stock repurchases until further notice. At September 30, 2009 and December 31, 2008, excess capital stock totaled $1.3 billion and $479.7 million, respectively. The Bank’s prior practice was to promptly repurchase the excess capital stock of its members upon their request (except with respect to directors’ institutions during standard blackout periods). As long as it is not repurchasing excess capital stock, the Bank’s capital and leverage ratios may continue to increase outside of normal ranges as evidenced by the increases from December 31, 2008 to September 30, 2009. This may result in lower earnings per share and return on capital.

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

Since January 1, 2009, the Bank has made changes to two of its critical accounting policies as a result of adopting newly issued accounting standards and changes in methods. The impact of the changes on the Bank’s Critical Accounting Policies is discussed below.

Other-Than-Temporary Impairment Assessments for Investment Securities.  Effective January 1, 2009, the Bank adopted the amended OTTI guidance issued by the Financial Accounting Standards Board (FASB). Among other things, the amended OTTI guidance revises the recognition and reporting requirements for OTTI of debt securities classified as available-for-sale and held-to-maturity.

For debt securities, the “ability and intent to hold” provision was eliminated in this guidance, and impairment is now considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell the security). In addition, the probability standard relating to the collectibility of cash flows was eliminated in this guidance, and impairment is now considered to be other than temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to in the guidance as a credit loss).

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

In the case of its private label residential MBS, the Bank employs models or alternative procedures to determine the cash flows that it is likely to collect from all of its securities. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. A significant input to these models is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which are based upon an assessment of the various housing markets. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against likely losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment.

During the first quarter of 2009, the Finance Agency required the FHLBanks to develop and utilize FHLBank System-wide modeling assumptions for purposes of producing cash flow analyses used in the OTTI assessment for private label residential MBS. During the second quarter of 2009, the FHLBanks, enhanced the overall OTTI process by creating an OTTI Governance Committee. The OTTI Governance Committee provides a formal process by which the FHLBanks can provide input on and approve assumptions. The OTTI Governance Committee is responsible for reviewing and approving the key assumptions including interest rate and housing prices along with related modeling inputs and methodologies to be used to generate cash flow projections. The OTTI Governance Committee requires the FHLBanks to run the OTTI analysis on a common platform. The Bank utilized the FHLBank of Indianapolis to run its OTTI analysis of its private label residential MBS classified as prime and Alt-A (except for common CUSIPs, which are those held by two or more FHLBanks), the FHLBank of Chicago to run its private label residential MBS classified as subprime, and the FHLBank of San Francisco to run its common CUSIPs. The Bank performed its OTTI analysis on monoline in a manner consistent with other FHLBanks with similar instruments. For certain private label residential MBS where underlying loan level collateral data is not available, alternative procedures are used to assess these securities for OTTI. The OTTI Governance Committee requires the FHLBanks to perform OTTI analysis on sample securities to ensure that the OTTI analysis produces consistent results, among the Banks.

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

If the Bank intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost. To date, the Bank has not met either of these conditions.

In instances in which the Bank determines that a credit loss exists but the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the OTTI is separated into (1) the amount of the total impairment related to the credit loss and (2) the amount of the total impairment related to all other factors (i.e., the noncredit portion). The amount of the total OTTI related to the credit loss is recognized in earnings and the amount of the total OTTI related to all other factors is recognized in AOCI. The total OTTI is presented in the Statement of Operations with an offset for the amount of the total OTTI that is recognized in AOCI. Absent the intent or requirement to sell a security, if a credit loss does not exist, any impairment is considered to be temporary. If the Bank determines that a common security is other-than-temporarily impaired, the FHLBanks that jointly own the common security are required to consult with each other to arrive at the same financial results.

Regardless of whether an OTTI is recognized in its entirety in earnings or if the credit portion is recognized in earnings and the noncredit portion is recognized in other comprehensive income (loss), the estimation of fair values has a significant impact on the amount(s) of any impairment that is recorded.

The noncredit portion of any OTTI losses on securities classified as available-for-sale is adjusted to fair value with an offsetting adjustment to the carrying value of the security. The fair value adjustment could increase or decrease the carrying value of the security. The noncredit portion of any OTTI losses recognized in AOCI for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security (using a level-yield method) as an increase in the carrying value of the security until the security is sold, the security matures, or there is an additional OTTI that is recognized in earnings.

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

The adoption of the amended OTTI guidance required a cumulative effect adjustment as of January 1, 2009, which increased the Bank’s retained earnings by $255.9 million with an offsetting decrease to AOCI. The Bank’s adoption of this guidance had a material impact on the Bank’s Statement of Condition, Statement of Operations and Statement of Changes in Capital. The adoption of this guidance had no material impact on the Bank’s Statement of Cash Flows.

Fair Value Calculations and Methodologies.  On January 1, 2009, the Bank adopted guidance issued by the FASB regarding the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased as well as identifying transactions that are not considered orderly. This guidance affirms the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions (that is, in the inactive market). This guidance also provides additional guidance to determine whether a market for a financial asset is inactive and determine if a transaction is distressed. The Bank’s adoption of this guidance did not have a material impact on the Bank’s financial statements, nor did it change the Bank’s fair value methodologies from those disclosed in the Bank’s 2008 Annual Report filed on Form 10-K.

In an effort to achieve consistency among all of the FHLBanks, the FHLBanks formed the MBS Pricing Governance Committee which was responsible for developing a fair value methodology for MBS that all FHLBanks could adopt. In this regard, the Bank changed the methodology used to estimate the fair value of MBS during the quarter ended September 30, 2009. Under the methodology approved by the MBS Pricing Governance Committee, the Bank requests prices for all MBS from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. In adopting this common methodology, each FHLBank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used. Prior to the adoption of the new pricing methodology, the Bank used a similar process that utilized three third-party vendors and similar variance thresholds. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of its MBS.

The Bank did not implement any other material changes to its accounting policies or estimates during the nine months ended September 30, 2009.

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

Proposed Regulation on Restructuring the FHLBanks Office of Finance.  On July 30, 2009, the Finance Agency announced that a proposed regulation regarding restructuring the board of directors of the Office of Finance (OF) would be issued for a 60-day comment period. The Finance Agency extended the period for comment submission on the proposed regulation until November 4, 2009. The OF is governed by a board of directors, the composition and functions of which are determined by FHFA’s regulations. In its announcement, the Finance Agency stated that its experience with the FHLBank System and with the combined financial reports prepared for the System by the OF during the recent period of market stress suggests that the OF and the FHLBank System could benefit from a reconstituted and strengthened board. The proposed regulation is intended to achieve that by the following: (1) increasing the size of the board and having it comprised of the twelve FHLBank presidents and three to five independent directors; (2) creating an audit committee; (3) providing for the creation of other committees; and (4) setting a method for electing independent directors along with setting qualification for these directors. Under the proposed rule, the audit committee would be charged with oversight of greater consistency in accounting policies and procedures by the FHLBanks which the Finance Agency has stated is intended to enhance the value of the combined financial reports of the OF.

Final Finance Agency Regulation on FHLBank Board of Director Elections and Director Eligibility.  On October 7, 2009, the Finance Agency issued a final regulation on FHLBank director elections and director eligibility. The final regulation largely codifies the interim final regulation previously issued by the Finance Agency on September 28, 2008. Changes in the final regulation included provisions: (1) requiring each FHLBank’s board of directors to annually determine how many of its independent directors should be designated public interest directors (provided that each FHLBank at all times has at least 2 public interest directors); (2) stating that where an FHLBank’s board acts to fill a member director vacancy that occurs mid-term that eligible candidates for such a position must be officers or directors of a member institution at the time the FHLBank board acts, not as of the prior year-end; and (3) permitting an FLHBank that nominates more than one nominee for each open independent director position to declare elected the nominee who receives the highest number of votes. This is true even if the total votes received is less than 20 percent of the eligible votes.

Collateral for Advances and Interagency Guidance on Nontraditional Mortgage Products.  On August 4, 2009, the Finance Agency published a notice for comment on a study it was required to undertake under the Housing and Economic Recovery Act to review the extent to which loans and securities used as collateral to support FHLBank advances are consistent with the federal banking agencies’ guidance on nontraditional mortgage products. In the notice, the Finance Agency requested comments on whether it should take any additional regulatory actions to ensure that FHLBanks are not supporting predatory practices. The Finance Agency also issued its notice of intent to revise previously published guidelines for subprime and nontraditional loans pledged as collateral. This proposed revision would require members pledging private label residential MBS and residential loans acquired after July 10, 2007 to comply with the federal interagency guidance regardless of the origination date of the loans in the security or of the loans pledged. At this time, we are uncertain whether the Finance Agency will implement this revision or impose other restrictions on FHLBank collateral practices as a result of this notice for comment.

U.S. Treasury Department’s Financial Stability Plan.  On March 23, 2009, in accordance with the U.S. Treasury Department’s announced Financial Stability Plan’s initiative to purchase illiquid assets, the U.S. Treasury announced the Public-Private Investment Program (PPIP), which is a program designed to attract private investors to purchase certain real estate loans and illiquid MBS (originally AAA-rated) owned by financial institutions using up to $100 billion in TARP capital funds. These funds could be levered with debt funding also provided by the U.S. Treasury to expand the capacity of the program. On July 8, 2009, the U.S. Treasury announced that it had selected the initial nine PPIP fund managers to purchase legacy securities including commercial and residential MBS originally issued prior to 2009 that were originally rated AAA by two or more NRSROs. On September 30, 2009, the Treasury Department announced the initial closings of two Public Private Investment Funds established under PPIP to purchase legacy securities. The PPIP’s activities in purchasing such residential MBS could affect the values of residential MBS. On September 18, 2009, the Treasury Department ended its temporary program to sustain money market funds at stable net asset values.

Helping Families Save Their Homes Act of 2009 and Other Mortgage Modification Legislation.  On May 20, 2009, the Helping Families Save Their Home Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to support the federal deposit insurance system. One provision in the act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans. At this time it is uncertain what effect the provisions regarding loan modifications will have on the value of the Bank’s mortgage asset portfolio, the mortgage loan collateral pledged by members to secure their loans to members from the Bank or the value of the Bank’s MBS. As mortgage servicers modify mortgages under the various government incentive programs and otherwise, the value of the Bank’s MBS and mortgage loans held for investment and mortgage assets pledged as collateral for member advances may be reduced. At this point, legislation to allow bankruptcy cramdowns on mortgages secured by owner-occupied homes has been defeated in the U.S. Senate; however, similar legislation could be re-introduced. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings could become material. The previously proposed legislation permitted a bankruptcy judge, in specified circumstances, to reduce the mortgage amount to today’s market value of the property, reduce the interest rate paid by the debtor, and/or extend the repayment period. In the event that this legislation would again be proposed, passed and applied to existing mortgage debt (including residential MBS), the Bank could face increased risk of credit losses on its private label MBS that include bankruptcy carve-out provisions and allocate bankruptcy losses over a specified dollar amount on a pro-rata basis across all classes of a security. As of September 30, 2009, the Bank has 73 private label MBS with a par value of $4.0 billion that include bankruptcy carve-out language that could be affected by cramdown legislation. The effect on the Bank will depend on the actual version of the legislation that would be passed (if any) and whether mortgages held by the Bank, either within the MPF Program or as collateral for MBS held by the Bank, would be subject to bankruptcy proceedings under the new legislation. Other Bankruptcy Reform Act Amendments also continue to be discussed.

Federal Reserve Board GSE Debt and MBS Purchases Initiative.  On November 25, 2008, the Federal Reserve Board (FRB) announced an initiative for the Federal Reserve Bank of New York (FRBNY) to purchase up to $100 billion of the debt of Freddie Mac, Fannie Mae, and the FHLBanks. On March 18, 2009, the FRB committed to purchase up to an additional $100 billion of such debt. Through September 30, 2009, the FRBNY has purchased approximately $131.2 billion in such term debt, of which approximately $28.0 billion was FHLBank term debt. On November 25, 2008, the FRB also announced a program to purchase up to $500 billion in MBS backed by Fannie Mae, Freddie Mac, and the Government National Mortgage Association (Ginnie Mae) to reduce the cost and increase the availability of credit for the purchase of houses. On March 18, 2009, the FRB committed to purchase up to an additional $750 billion of such MBS increasing the total purchase authority to $1.25 trillion since inception of the program. In the third quarter of 2009, the FRBNY purchased approximately $330.4 billion in GSE MBS, including approximately $47.2 billion in purchases related to dollar rolls which provide holders of MBS with a form of short-term financing, similar to repurchase agreements. This program, initiated to drive mortgage rates lower, make housing more affordable, and help stabilize home prices, may lead to continued artificially low agency-mortgage pricing. Comparative MPF Program price execution, which is a function of the FHLBank debt issuance costs, may not be competitive as a result. This trend could continue and member demand for MPF Program products could diminish.

Additional Federal Reserve Bank Actions.  On November 25, 2008, the FRB announced the creation of the Term Asset-Backed Securities Loan Facility (TALF). The TALF is a funding facility that will issue loans with a term of up to three years to U.S. persons that own eligible asset-backed security (ABS) collateral. The TALF is intended to (1) assist the financial markets in accommodating the credit needs of consumers and small businesses by facilitating the issuance of ABS collateralized by student loans, auto loans, credit card loans, and loans guaranteed by the Small Business Administration (SBA) and (2) improve the market conditions for ABS more generally. TALF loans are non-recourse loans, meaning that the borrower’s obligation to repay the loan can be fulfilled by surrendering the collateral. The U.S. Treasury is providing credit protection to the FRBNY using funds authorized under the TARP. The loan from the FRBNY is senior to the TARP funds. On February 10, 2009, the FRB announced that it is prepared to expand the size of the TALF to as much as $1.0 trillion and potentially to broaden the eligible collateral to encompass other types of newly issued AAA-rated asset-backed securities, such as ABS backed by commercial mortgages or private label MBS backed by residential mortgages. Any expansion of the TALF would be supported by the Treasury providing additional funds from the TARP. In May 2009, the Federal Reserve Board announced the expansion of the TALF to include commercial MBS, including legacy assets. On August 17, 2009, the Federal Reserve Board and Treasury Department announced that the TALF would be extended until March 31, 2010. The eligible collateral for the TALF program remains the same.

FDIC Temporary Liquidity Guarantee Program (TLGP) and Other FDIC Actions.  On August 26, 2009, the FDIC approved the extension of its guarantee for noninterest bearing transaction accounts through June 30, 2010 for those participating institutions that do not opt-out of the program. On February 10, 2009, the FDIC extended the guarantee of eligible debt under the TLGP from June 30, 2009 to October 31, 2009, in exchange for an additional premium for the guarantee. On May 19, 2009, Congress passed legislation continuing the FDIC-insured deposit limit of $250 thousand through 2013.

FDIC Deposit Insurance Assessments.  On September 29, 2009, the FDIC approved a proposed regulation that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC estimates that the total prepaid assessments collected would be approximately $45 billion. On May 29, 2009, the FDIC published a final rule to impose a five basis point special assessment on an insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, subject to certain caps. Past FDIC assessments have been based on the amount of deposits held by an institution. Previously, on February 27, 2009, the FDIC approved a final regulation that would increase the deposit insurance assessment for those FDIC-insured institutions that have outstanding FHLBank advances and other secured liabilities to the extent that the institution’s ratio of secured liabilities to domestic deposits exceeds 25 percent. The FDIC’s risk-based assessment and special assessment on assets may provide incentive for some of the Bank’s members to hold more deposits vis-à-vis other liabilities, such as advances, than they would if non-deposit liabilities were not a factor in determining an institution’s deposit insurance assessments.

Proposed Financial Regulatory System Reorganization.  On June 17, 2009, President Barack Obama issued a proposal to improve the effectiveness of the federal regulatory structure that would, among other things, cause a restructuring of the current bank regulatory system. One provision of the plan would require the Treasury Department and the Department of Housing and Urban Development to analyze the future of the FHLBanks, along with Fannie Mae and Freddie Mac with a goal of developing such recommendations in time for the 2011 U.S. fiscal budget. Since June, various versions of proposed regulatory restructuring for the federal financial institution regulators (Federal Reserve, FDIC, OTS and OCC) have been introduced in the House and Senate as well as legislation addressing matters such as: (1) establishment of a consumer financial products safety commission; (2) regulatory requirements for derivatives transactions; (3) systemic risk regulation; (4) regulatory consolidation; (5) GSE reform; and (6) executive compensation. The Bank is unable to predict what versions of such legislation will ultimately be passed and therefore is unable to predict the impact of such legislation on the Bank or its members’ activity with the Bank.

Money Market Fund Reform.  On July 8, 2009, the Securities and Exchange Commission published a proposed rule on money market fund reform. One of the reforms proposed in the rule is the imposition of new liquidity requirements on money market funds. As proposed, treasury securities, but not FHLBank securities, would be considered liquid assets for purposes of meeting the new liquidity requirements. If the liquidity requirements were adopted as proposed, money market fund demand for FHLBank debt could decrease.

Finance Agency Advisory Bulletin on Executive Compensation Principles.  Under the Housing Act, the Finance Agency has the authority to prohibit executive compensation that is not reasonable and comparable to compensation paid to executives at other financial institutions. On October 27, 2009, the Finance Agency issued an Advisory Bulletin establishing the following standards against which the Finance Agency will evaluate each FHLBank’s executive compensation: (1) that each individual executive’s compensation should be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock; and (3) a significant percentage of incentive-based compensation should be tied to longer-term performance and outcome-indicators.

Proposed Rule on FHLBank Director Compensation.  On October 23, 2009, the Finance Agency issued a proposed rule that would implement Section 1202 of the Housing Act. The proposed rule would allow each FHLBank to pay its directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director determines are not reasonable. The Finance Agency will accept written comments on this proposed rule on or before December 7, 2009.

Risk Management

Housing and financial markets have been in tremendous turmoil since the middle of 2007, with repercussions throughout the U.S. and global economies, and the U.S. economy is in a recession. Limited liquidity in the credit markets, increasing mortgage delinquencies and foreclosures, falling real estate values, the collapse of the secondary market for MBS, loss of investor confidence, a highly volatile stock market, interest rate fluctuations, and the failure of a number of large and small financial institutions are all indicators of the severe economic crisis facing the U.S. and the rest of the world. These economic conditions, particularly in the housing and financial markets, combined with ongoing uncertainty about the depth and duration of the financial crisis and the recession, continued to affect the Bank’s business and results of operations, as well as its members, during the first nine months of 2009 and may continue to have adverse effects.

While the significant deterioration in economic conditions that followed the disruptive financial market events of September 2008 has not reversed, and the economy has remained weak since that time, there are some indications that the pace of economic decline may have started to slow. There have been signs that the financial condition of large financial institutions has begun to stabilize. However, despite these early signs of improvement, the prospects for and potential timing of renewed economic growth (employment growth in particular) remain very uncertain. The ongoing weak economic outlook, along with continued uncertainty regarding the extent that weak economic conditions will extend future losses at large financial institutions to a wider range of asset classes, and the nature and extent of the ongoing need for the government to support the banking industry, have combined to maintain market participants’ somewhat cautious approach to the credit markets.

The Bank is heavily dependent on the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. The Bank’s member collateral policies, practices and secured status are discussed in more detail below as well as in Item 1. Business in the Bank’s 2008 Annual Report filed on Form 10-K. Additionally, the Bank has outstanding credit exposures related to the MPF Program and investments in private label MBS, which are affected by the continuing mortgage market deterioration. All of these risk exposures are continually monitored and are discussed in more detail in the following sections.

For further information regarding the financial and residential markets in the third quarter and first nine months of 2009, see the “Current Financial and Mortgage Markets and Trends” discussion in the Overview section of this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

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

Subprime and Nontraditional Loan Exposure.  In October 2009, the Board approved various policy revisions, which were effective immediately, pertaining to subprime and nontraditional loan exposure. These revisions included establishment of a Bankwide limit on these types of exposures and affected policies related to collateral, MBS investments and the MPF Program mortgage loan portfolio.

First, the definitions of subprime and nontraditional residential mortgage loans and MBS were updated to be consistent with Federal Financial Institutions Examination Council (FFIEC) and Finance Agency Guidance. Second, the overall risk limits were established with respect to exposure to subprime and nontraditional exposure. Currently, subprime exposure limits are essentially established at zero. With respect to nontraditional exposure, the Bank has established overall limits and portfolio sublimits. The overall risk limit for nontraditional exposure is 25%, that is, the total overall nontraditional exposure cannot exceed 25% of the sum of the collateral pool plus MBS investments plus MPF mortgage loans. The collateral sublimit has been set at 20%, the MBS investment sublimit at 10% and the MPF mortgage loan sublimit at 5%. The MBS investment sublimit of 10% excludes legacy private label MBS and any securities issued, guaranteed or fully insured by Ginnie Mae. Third, an enhanced reporting process has been established to aggregate the volume of subprime and nontraditional loans and MBS investments. Lastly, with respect to collateral, all members are required to identify subprime and nontraditional loans and MBS and provide periodic certification that they comply with the FFIEC guidance.

Capital Adequacy and the Alternative Risk Profile.  As discussed in the Bank’s 2008 Annual Report filed on Form 10-K, the Bank’s overarching capital adequacy metric is the Projected Capital Stock Price (PCSP). The PCSP begins by determining the market value of the capital stock as of the measurement date. The PCSP is calculated using risk components for interest rates, spread, credit, operating and accounting risk. The sum of these components represents an estimate of projected capital stock variability and is used in evaluating the adequacy of retained earnings and developing dividend payout recommendations to the Board. The Board has established a PCSP floor of 85% and a target of 95%. Management strives to manage the overall risk profile of the Bank in a manner that attempts to preserve the PCSP at or near the target ratio of 95%. The difference between the actual PCSP and the floor or target, if any, represents a range of additional retained earnings that, in the absence of a reduction in the aforementioned risk components, would need to be accumulated over time to restore the PCSP and retained earnings to an adequate level. During third quarter 2009 and at September 30, 2009, the Bank was out of compliance with the capital adequacy policy metric. The Bank made no dividend payments during the third quarter, which conserved retained earnings.

Mortgage spreads, particularly spreads on private label MBS, expanded to historically wide levels over the last two years, reflecting increased credit risk and an illiquid market environment. Due to these unprecedented market developments, the Bank’s market risk metrics began to deteriorate in early 2008, including a decline in the Bank’s market value of equity and an increase in the duration of equity. At that time, management developed an Alternative Risk Profile to exclude the effects of further increases in certain mortgage-related asset credit spreads to better reflect the underlying interest rate risk and accommodate prudent management of the Bank’s balance sheet. During the third quarter of 2009, the Alternative Risk Profile calculation was refined to revalue private label MBS using market implied discount spreads from the period of acquisition. This revision had the impact of increasing the PCSP calculated under the Alternative Risk Profile by 8.2%. This refinement is also discussed in the Duration of Equity section. See the Risk Management section in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K for additional information on the Alternative Risk Profile.

The following table presents the Bank’s PCSP calculation under the provisions of the revised Risk Governance Policy. Under both the Actual and Alternative Risk Profile calculations, the Bank was out of compliance with the PCSP limits for all periods presented.

	Projected Capital Stock Price (PCSP)
	Actual	Alternative Risk Profile	Floor	Target
September 30, 2009	25.5%	67.8%	85%	95%

June 30, 2009	21.2%	71.6%	85%	95%

March 31, 2009	11.6%	73.2%	85%	95%

December 31, 2008	9.9%	74.2%	85%	95%

September 30, 2008	57.1%	83.7%	85%	95%

Declines in the market value of equity due to further private label MBS credit spread widening in the fourth quarter of 2008 reduced the current capital stock price from which the PCSP is projected and significantly increased the differential between the Actual and Alternative Risk Profile calculations.

During the first quarter of 2009, the PCSP stabilized at a level just above the low price established in December 2008 for the Actual PCSP. The interest rate and spread risk components of PCSP were relatively stable at low levels during the first quarter of 2009. The credit risk component, however, increased and was a primary driver of keeping the PCSP at such a low level during the first quarter of 2009 for both the Actual and Alternate Risk Profile PCSP, despite an improved current capital stock price from which the PCSP is projected. The increase in the credit risk component was driven primarily by credit ratings downgrades on private label MBS.

The market value of the capital stock as of the measurement date has increased due to narrowing private label MBS spreads in the Actual calculation. This increase was partially offset by credit rating downgrades on certain private label MBS.

The market value of capital stock component of the PCSP in the Alternative Risk Profile increased in both the second and third quarters of 2009. The primary increase in the market value component in the third quarter was driven by a methodology change, as discussed above. However, more than offsetting this increase was the credit rating downgrades on certain private label MBS, which caused the PCSP in the Alternative Risk Profile to decrease.

Actual PCSP is impacted by increases in private label MBS pricing. Conversely, in the Alternative Risk Profile, private label MBS pricing is converted to acquisition spreads eliminating some of the price volatility.

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

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices and other relevant market rate or price changes, such as basis changes. Generally, the Bank manages basis risk through asset selection and pricing. However, the unprecedented private label mortgage credit spreads have significantly reduced the Bank’s net market value and Actual PCSP.

Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk and options risk. The Bank invests in mortgage assets, such as MPF Program mortgage loans and MBS, which together represent the primary source of option risk. As of September 30, 2009, mortgage assets totaled 21.1% of the Bank’s balance sheet. Management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges on a monthly basis to assess the need for rebalancing strategies. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

Earnings-at-Risk.  On March 27, 2009, the Board approved an earnings-at-risk framework for certain mark-to-market positions, including economic hedges. This framework established a forward-looking, scenario-based exposure limit based on parallel rate shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. An earnings-at-risk policy based on the approved framework was implemented effective April 1, 2009.

The Board established an initial daily exposure limit of $2.5 million. The Asset/Liability Committee (ALCO) has implemented a more restrictive daily exposure operating guideline of $1.5 million. Throughout the second and third quarters of 2009, the daily forward-looking exposure was below the operating guidelines of $1.5 million and at September 30, 2009 measured $148 thousand. Capital Markets and Corporate Risk Management also monitor actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

Quantitative Disclosures Regarding Market Risk

The Bank’s Market Risk Model.  Significant resources, both in analytical computer models and staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. During second quarter 2009, the Bank upgraded the mortgage prepayment models used within the market risk model to more accurately reflect expected prepayment behavior. See the Risk Management discussion in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K for additional information regarding the Bank’s market risk profile.

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

The Bank’s asset/liability management policy approved by the Board calls for duration of equity to be maintained within a + 4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of + 200 basis points is + 7 years. Management analyzes the duration of equity exposure against this policy limit on a daily basis. Management continually evaluated its market risk management strategies throughout 2008. In March 2008, management determined that strict compliance with the actual duration of equity limit under the current severe market conditions would not be prudent. In November 2008 and in connection with the Alternative Risk Profile discussed above, management requested and was approved to use the alternate calculation of duration of equity for the calculation and monitoring of duration of equity through

December 31, 2009. The Board did not adjust the existing market risk limits; therefore, compliance with those limits is now measured using the alternative calculation.

The following table presents the Bank’s duration of equity exposure in accordance with the actual and Alternative Risk Profile duration of equity calculation by quarter.

	Down 200	Down 100	Base	Up 100	Up 200
(in years)	basis points	basis points	Case	basis points	basis points
Alternative duration of equity

September 30, 2009	(1)	(1)	0.2	2.2	2.8

June 30, 2009	(1)	(1)	2.3	3.2	3.3

March 31, 2009	(1)	(1)	(2.7)	0.2	1.1

December 31, 2008	(1)	(1)	(0.1)	1.5	1.7

Actual duration of equity

September 30, 2009	(1)	(1)	15.3	10.5	6.2

June 30, 2009	(1)	(1)	22.1	11.7	6.2

March 31, 2009	(1)	(1)	13.9	2.2	(2.2)

December 31, 2008	(1)	(1)	26.8	10.9	0.6

September 30, 2008	(1)	4.1	3.2	1.8	0.8

June 30, 2008	(1)	2.4	3.9	3.9	3.7

March 31, 2008	(1)	3.2	5.0	5.0	3.4

December 31, 2007	(2.8)	(0.6)	4.2	4.7	4.0

Note:

(1)	Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods.

During 2008 the Bank periodically took various hedging actions, including the issuance of a limited amount of fixed-rate debt, and was in compliance with the actual policy metric for the quarters ended June 30, 2008, and September 30, 2008. However, the Bank’s base case duration of equity exceeded the policy limit at times during the second, third and fourth quarters of 2008 until the Alternative Risk Profile was adopted in November 2008, as previously discussed. Subsequent to the adoption of the alternative duration of equity calculation, private label MBS spreads continued to widen significantly causing a substantial decline in the market value of equity and a substantial increase in the actual duration of equity levels as of December 31, 2008. The Bank’s low market value of equity in the fourth quarter 2008 had the effect of amplifying the volatility of the actual reported duration of equity metric. Therefore, the Bank was substantially out of compliance with the actual reported duration of equity as of December 31, 2008 and through the third quarter of 2009. However, under the Alternative Risk Profile, the Bank was in compliance with the duration of equity policy metric for all periods presented.

During the first quarter of 2009, the decrease in the alternate base case duration of equity of 2.6 years from December 31, 2008 to March 31, 2009 was primarily due to narrower agency mortgage spreads and issuance of fixed-rate debt. Increases in the alternate duration of equity for the second quarter of 2009 were primarily a result of the prepayment model changes made during the quarter, which more accurately reflect actual prepayment activity, as well as higher longer term rates. These model changes are made periodically to maintain adequate model performance. Decreases in the alternative duration of equity during the third quarter of 2009 were primarily a result of a lower, flatter yield curve and a change to the Alternative Risk Profile calculation to revalue private label MBS using market implied discount spreads from the period of acquisition. This change in the Alternative Risk Profile calculation had an impact of decreasing the duration of equity by 1.2 years in the base case. This change is discussed in the Capital Adequacy and Alternative Risk Profile section. Fixed-rate debt was also issued during the quarter to reduce the duration levels.

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

The following table presents the Bank’s return volatility metric for the periods in which the policy was applicable. The metric is presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. The Bank was in compliance with these return volatility metrics across all selected interest rate shock scenarios as of September 30, 2009.

	Yield Curve Shifts(1)
	Down 200 bps	100 bps	Forward	100 bps	Up 200 bps
	Parallel Shock	Steeper	Rates	Flatter	Parallel Shock
Year 1 Return Volatility

September 30, 2009	(2)	2.35%	2.24%	1.60%	1.46%

June 30, 2009	(2)	2.84%	2.03%	1.28%	0.87%

March 31, 2009	(2)	2.35%	1.48%	0.63%	0.79%

December 31, 2008	(2)	2.81%	2.21%	0.80%	0.80%

September 30, 2008	1.20%	1.96%	1.39%	1.10%	0.94%

June 30, 2008	1.84%	2.01%	1.93%	1.55%	1.44%

March 31, 2008	3.20%	2.76%	2.46%	1.89%	2.18%

Year 2 Return Volatility

September 30, 2009	(2)	1.92%	1.83%	1.39%	1.35%

June 30, 2009	(2)	2.16%	1.79%	1.21%	1.03%

March 31, 2009	(2)	2.35%	1.61%	1.04%	0.99%

December 31, 2008	(2)	2.77%	1.87%	0.73%	0.80%

September 30, 2008	1.52%	2.67%	1.94%	1.73%	1.66%

Notes:

(1)	Excludes future potential OTTI charges which could be material so that earnings movement related to interest rate changes can be isolated.
(2)	Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” cannot be meaningfully measured for these periods.

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

Credit and Counterparty Risk – Total Credit Products and Collateral

Total Credit Products.  The Bank manages the credit risk on a member’s exposure on Total Credit Products (TCP), which includes member loans, letters of credit, loan commitments, MPF credit enhancement obligations and other credit product exposure by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member indebtedness. The Bank establishes a maximum borrowing capacity for each member based on collateral weightings applied to qualifying collateral as described in the Bank’s Member Products Policy. Details regarding this Policy and related changes which went into effect during 2008 are available in the “Loan Products” discussion in Item 1. Business in the Bank’s 2008 Annual Report filed on Form 10-K. Changes that became effective in 2009 are discussed in the “Overview” section of Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q. Management believes that it has adequate policies and procedures in place to effectively manage credit risk related to member loans and letters of credit and other indebtedness. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting potential credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank’s collateral policies and procedures are described below.

Collateral Policies and Practices.  All members are required to maintain collateral to secure their TCP. TCP outstanding includes loans, letters of credit, loan commitments, MPF credit enhancement obligations and other obligations to the Bank. Collateral eligible to secure TCP includes: (1) one-to-four family and multifamily mortgage loans and securities representing an interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. government or any Federal agency; (3) cash or deposits held by the Bank; and (4) certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it. Residential mortgage loans are a significant form of collateral for TCP. The Bank perfects its security interest in loan collateral by completing a UCC-1 filing for each member and affiliate (where applicable) pledging loans and also depending on circumstances by taking possession directly or through a third party custodian.

Effective May 4, 2009, the Bank revised its policies, no longer accepting subprime mortgages as qualifying collateral. This change did not cause any member to become collateral deficient. Under limited circumstances, the Bank still accepts nontraditional mortgage loans to be pledged as collateral. As of September 30, 2009, the Bank did hold security interests in both subprime and nontraditional residential mortgage loans pledged as collateral included under blanket-lien agreements. However, the amount of pledged subprime mortgage loan collateral was immaterial with respect to total pledged collateral at quarter-end. At September 30, 2009, less than 11 percent of the Bank’s total pledged collateral was nontraditional mortgage loans and was primarily attributed to a few larger borrowers. Given the higher inherent risk related to nontraditional mortgage loans, the Bank takes additional steps regarding the review and acceptance of these loans as collateral. Members are required to identify nontraditional mortgage loans; these loans are typically excluded as eligible collateral. However, members may request that nontraditional mortgage loan collateral be included as eligible collateral, subject to an on-site review of the loans, the member’s processes and procedures for originating and servicing the loans, the quality of loan data and a review of the member’s loan underwriting. The Bank requires specific loan level characteristic reporting on the loans and assigns more conservative collateral weightings to nontraditional collateral on a case-by-case basis. In addition, in October 2009, the Board implemented Bankwide limits on subprime and nontraditional exposure, including collateral, as detailed in the “Risk Governance” discussion in this Risk Management section.

In July 2009, the Bank implemented several collateral policy changes for the Bank’s members, as noted in the “Overview” discussion in Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q. On December 21, 2009, several additional collateral policy changes will become effective for the Bank’s members. These changes are also addressed in the “Overview” discussion in Item 2. Management’s Discussion and Analysis.

Under implementation of the GLB Act, the Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, and small-agribusiness loans as collateral for loans from the Bank. At September 30, 2009, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $6.2 billion, or 15.7% of total par value of loans outstanding. Eligible expanded collateral represented 10.7% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral. Beginning in July 2009, the Bank implemented the new CFI definition, as defined in the Housing Act. The Bank’s collateral policies and procedures have enabled the Bank to never experience a credit loss on a member loan or letter of credit.

The following table presents the Bank’s top ten borrowers with respect to their TCP at September 30, 2009 and the corresponding December 31, 2008 balances.

	September 30, 2009		December 31, 2008
	Total Credit	Percent	Total Credit	Percent
(dollars in millions)	Products	of Total	Products	of Total
Sovereign Bank, PA	$10,470.1	21.2	$13,815.4	19.9
TD Bank, National Association, DE	6,538.7	13.2	5,624.4	8.1
Ally Bank, UT(1)	5,743.0	11.6	9,303.0	13.4
PNC Bank, National Association, PA	5,500.9	11.1	8,800.9	12.7
ING Bank, FSB, DE(2)	2,563.0	5.2	2,563.0	3.7
Citizens Bank of Pennsylvania, PA	2,512.9	5.1	2,627.1	3.8
Fulton Bank, PA	864.0	1.7	814.1	1.2
Citicorp Trust Bank, FSB, DE	850.0	1.7	2,317.0	3.3
Northwest Savings Bank, PA	807.1	1.6	981.8	1.4
Susquehanna Bank, PA	780.0	1.6	795.2	1.1

	36,629.7	74.0	47,641.9	68.6
Other borrowers	12,840.2	26.0	21,927.7	31.4

Total TCP outstanding	$49,469.9	100.0	$69,569.6	100.0

Notes:

(1)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.
(2)	This borrower had an officer or director who served on the Bank’s Board as of September 30, 2009.

Of the top ten borrowing members in terms of TCP presented above, the total exposure of the majority of those ten members was primarily due to outstanding loans to members balances at September 30, 2009. At both September 30, 2009 and December 31, 2008, the aggregate top ten borrowing members had a ratio of eligible collateral to TCP (collateralization ratio) in excess of 175%. In addition, the collateralization ratio was in excess of 220% for the aggregate of all borrowing members at both September 30, 2009 and December 31, 2008. As noted in the table above, the TCP decreased by $20.1 billion between December 31, 2008 and September 30, 2009. The majority of this decline is linked to lower outstanding loans as described in the table below.

Member Loan Concentration Risk.  The previous table discussed the top ten members’ exposure on a TCP basis. The table below displays the top ten members based on actual loans outstanding at September 30, 2009 and December 31, 2008. The Bank’s loan portfolio is concentrated in commercial banks and thrift institutions. The following table lists the Bank’s top ten borrowers as of September 30, 2009, and their respective December 31, 2008 loan balances and percentage of the total loan portfolio.

	September 30, 2009		December 31, 2008
		Percent		Percent
(balances at par; dollars in millions)	Loan Balance	of total	Loan Balance	of total
Sovereign Bank, PA	$10,395.0	26.2	$12,657.2	21.2
Ally Bank, UT(1)	5,743.0	14.5	9,303.0	15.6
PNC Bank, National Association, PA	5,500.4	13.9	8,800.4	14.8
ING Bank, FSB, DE(2)	2,563.0	6.5	2,563.0	4.3
Citicorp Trust Bank, FSB, DE	850.0	2.1	2,317.0	3.9
Northwest Savings Bank, PA	792.2	2.0	971.8	1.6
National Penn Bank, PA	774.3	2.0	949.8	1.6
Susquehanna Bank, PA	769.3	1.9	784.4	1.3
Fulton Bank, PA	734.0	1.9	814.1	1.4
Wilmington Savings Fund Society FSB, DE	505.6	1.3	816.0	1.4

	28,626.8	72.3	39,976.7	67.1
Other borrowers	10,996.1	27.7	19,588.7	32.9

Total loans to members	$39,622.9	100.0	$59,565.4	100.0

Notes:

(1)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.

(2)	This borrower had an officer or director who served on the Bank’s Board as of September 30, 2009.

At September 30, 2009, the Bank had a concentration of loans outstanding to its ten largest borrowers totaling $28.6 billion, or 72.3%, of total loans outstanding. Average par balances to these borrowers for the nine months ended September 30, 2009 was $34.2 billion, or 72.2%, of total average loans outstanding. During the third quarter of 2009, the maximum outstanding balance to any one borrower was $10.8 billion. The loans made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the loans. Therefore, the Bank does not presently expect to incur any losses on these loans. Because of the Bank’s loan concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

During 2008, there were several actions taken by the U.S. Treasury, the Federal Reserve and the FDIC, that were intended to stimulate the economy and reverse the illiquidity in the credit and housing markets. These actions included the establishment of the TARP by the U.S. Treasury. Additionally, the Federal Reserve took a series of unprecedented actions that have made it more attractive for eligible financial institutions to borrow directly from the Federal Reserve Banks. The Federal Reserve also created the Commercial Paper Funding Facility to provide a liquidity backstop for U.S. issuers of commercial paper and the FDIC created its TLGP supporting unsecured debt. Lastly, the FDIC recently approved a regulation increasing the FDIC assessment on FDIC-insured financial institutions with outstanding FHLBank loans and other secured liabilities above a specified level. The Bank has experienced an impact from these actions in the form of reduced borrowings and/or paydowns by some of its members, including several of its top ten borrowers, during the first nine months of 2009. The impact appears to be leveling off.

As shown above, as of September 30, 2009, three of the Bank’s top ten borrowers had outstanding balances exceeding 10% of the Bank’s total loans to members portfolio. On October 13, 2008, Sovereign Bancorp, the holding company of the Bank’s largest member and borrower, Sovereign Bank, entered into an agreement to be acquired by Banco Santander, S.A. The holding company acquisition was completed on January 30, 2009. During 2008, GMAC Financial Services, the holding company for the Bank’s member GMAC Bank (effective May 15, 2009, known as Ally Bank), announced that its application to become a bank holding company was approved by the

Federal Reserve and GMAC Bank received approval from the Utah Department of Financial Institutions to convert to a state-chartered bank. On June 1, 2009, General Motors (GM) filed for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court in New York’s Southern District. Ally Bank (formerly known as GMAC Bank) is a member and one of the top ten borrowers of the Bank. Ally Bank and its parent, GMAC, LLC Bank Holding Company, are not part of the GM bankruptcy although GM holds a minority ownership interest in GMAC, LLC. On July 10, 2009, GM exited from bankruptcy protection. The Bank cannot predict the impact on its outstanding loans to Sovereign Bank and Ally Bank as a result of these acquisitions and restructuring actions. Also in 2008, PNC Financial Services Group, Inc., the holding company for the Bank’s member PNC Bank, N.A., completed its acquisition of National City Corporation (NCC). On November 6, 2009, the assets of NCC were merged into the Bank’s member, PNC Bank, N.A. NCC had certain fully secured outstanding advances and other credit obligations with other FHLBanks, and PNC Bank, N.A., the Bank’s member, is responsible for these obligations post-merger. The Bank has entered into an agreement to serve as the collateral agent for two other FHLBanks and, under the agreement, the Bank has subordinated its security interest in the underlying collateral to these two FHLBanks. All of PNC’s outstanding loans from and other credit obligations to the Bank remain fully secured by eligible collateral.

Letters of Credit.  The following table presents the Bank’s total outstanding letters of credit as of September 30, 2009 and December 31, 2008. As noted below, the majority of the balance was due to public unit deposit letters of credit, which collateralize deposits that exceed FDIC insurance thresholds. The letter of credit product is collateralized under the same procedures and guidelines that apply to loans to members.

	September 30,	December 31,
(dollars in millions)	2009	2008
Letters of credit:
Public unit deposit	$9,376.0	$9,872.3
Tax exempt bonds	332.9	-
Other	137.9	130.0

Total	$9,846.8	$10,002.3

The following represent the expiration terms of the letters of credit:

	September 30,	December 31,
(dollars in millions)	2009	2008
Expiration terms:
One year or less	$8,287.7	$9,114.7
After one year through five years	1,559.1	887.6

Total	$9,846.8	$10,002.3

The following tables summarize total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of September 30, 2009 and December 31, 2008. The Bank held collateral with an eligible collateral value in excess of the book value of the loans on a borrower-by-borrower basis at both September 30, 2009 and December 31, 2008. The amount of excess collateral by individual borrowers, however, varies significantly.

(dollars in millions)	September 30, 2009		December 31, 2008
All member borrowers	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$60,696.6	55.1	$73,455.8	42.0
High quality investment securities (1)	4,952.9	4.5	46,004.1	26.3
Other real-estate related collateral/community financial institution eligible collateral	38,738.1	35.1	49,450.3	28.2
Multi-family residential mortgage loans	5,874.9	5.3	6,099.7	3.5

Total eligible collateral value	$110,262.5	100.0	$175,009.9	100.0

Total TCP outstanding	$49,469.9		$69,569.6
Collateralization ratio (eligible collateral value to TCP outstanding)	222.9%		251.6%

(dollars in millions)	September 30, 2009		December 31, 2008
Ten largest member borrowers	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$38,805.1	60.1	$49,815.8	43.5
High quality investment securities(1)	1,447.3	2.2	32,835.1	28.6
Other real-estate related collateral	20,195.8	31.2	27,612.4	24.1
Multi-family residential mortgage loans	4,176.4	6.5	4,306.3	3.8

Total eligible collateral value	$64,624.6	100.0	$114,569.6	100.0

Total TCP outstanding	$36,629.7		$51,314.8
Collateralization ratio (eligible collateral value to TCP outstanding)	176.4%		223.3%

Note:

(1)	High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AA or higher. Effective July 20, 2009, the Bank requires delivery of these securities. Upon delivery, these securities are valued daily and are subject to weekly ratings reviews.

The decrease in the collateralization ratio for the ten largest member borrowers noted above was due primarily to the overall reduction in total eligible collateral value due to the Bank’s change in collateral weightings and its enhanced measurement and tracking of member collateral. All member borrowers also experienced a decline in the collateralization ratio but it was not as dramatic as the impact on the ten largest member borrowers.

The following table provides information regarding TCP extended to member and nonmember borrowers with either a blanket lien or specific collateral pledge agreement, in full listing or possession status as of September 30, 2009 and December 31, 2008, along with corresponding eligible collateral values.

	September 30, 2009			December 31, 2008
	Number of		Collateral	Number of		Collateral
(dollars in millions)	Borrowers	TCP	Held	Borrowers	TCP	Held
Listing-specific pledge-collateral	10	$42.5	$190.2	10	$4,482.0	$5,695.9
Possession-collateral	43	$7,607.1	$10,332.4	35	$23,679.6	$26,969.8

TCP outstanding for the ten borrowing members noted in the table above with listing-specific pledge-collateral agreements, three of which had outstanding borrowings (two of which were former members merged out of district with credit products still outstanding) at September 30, 2009 totaled $42.5 million, or 0.1%, of total TCP. TCP outstanding for the remaining 226 borrowing members with blanket lien collateral pledge agreements at

September 30, 2009, totaled $49.4 billion, or 99.9%, of total TCP. Of these 226 borrowing members, 43 members were in delivered collateral status, as noted in the table above, and accounted for $7.6 billion, or 15.4%, of TCP. An additional twelve members, not reflected in the 43 borrowers in the table above, are in possession-collateral status, but currently have no TCP outstanding. The remaining 183 members were in undelivered collateral status and accounted for $41.9 billion, or 84.6%, of TCP resulting from paydowns of loans outstanding in first quarter 2009. The decrease in balances related to listing-specific agreements was primarily due to one member’s decline in TCP. The decrease in balances related to possession-collateral agreements was primarily due to a member being released from this requirement.

Additional detailed information on the Bank’s collateral policies and practices is provided in the Bank’s 2008 Annual Report filed on Form 10-K in the “Loan Products” discussion in Item 1. Business and in the “Risk Management” section in Item 7. Management’s Discussion and Analysis.

Credit and Counterparty Risk – Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. At September 30, 2009, the Bank’s carrying value plus accrued interest of investments issued by entities other than the U.S. Government, Federal agencies or GSEs was $11.3 billion. This reflects a decline of $1.1 billion from the December 31, 2008 balance of $12.4 billion of credit exposure to such counterparties.

Investment External Credit Ratings.  The following tables present the Bank’s investment carrying values, plus accrued interest, as of September 30, 2009 and December 31, 2008 based on the lowest rating from the credit rating agencies. Carrying values for held-to-maturity investment securities represent amortized cost after adjustment for noncredit-related OTTI recognized in AOCI. Carrying values for available-for-sale and trading securities represent fair value.

	September 30, 2009 (1)(2)
(in millions)	AAA	AA	A	BBB	BB	B	Other	Total
Money market investments:
Federal funds sold	$-	$1,700.0	$2,400.0	$-	$-	$-	$-	$4,100.0
Investment securities:
Certificates of deposit	-	2,503.1	1,651.4	-	-	-	-	4,154.5
Treasury bills	1,028.7	-	-	-	-	-	-	1,028.7
TLGP investments	250.1	-	-	-	-	-	-	250.1
GSE securities	181.6	-	-	-	-	-	-	181.6
State and local agency obligations	9.0	496.1	-	129.3	-	-	-	634.4
MBS issued by Federal agencies	986.0	-	-	-	-	-	-	986.0
MBS issued by GSEs:
Fannie Mae	354.3	-	-	-	-	-	-	354.3
Freddie Mac	1,078.5	-	-	-	-	-	-	1,078.5
MBS issued by private label issuers	1,946.9	661.9	524.4	386.3	228.4	404.1	2,144.7	6,296.7

Total investments	$5,835.1	$5,361.1	$4,575.8	$515.6	$228.4	$404.1	$2,144.7	$19,064.8

	December 31, 2008 (1)(2)
(in millions)	AAA	AA	A	BBB	BB	B	Other	Total
Money market investments:
Interest-earning deposits	$5,101.6	$-	$-	$-	$-	$-	$-	$5,101.6
Federal funds sold	-	400.0	850.0	-	-	-	-	1,250.0

Total money market investments	5,101.6	400.0	850.0	-	-	-	-	6,351.6
Investment securities:
Certificates of deposit	-	2,059.8	1,155.5	-	-	-	-	3,215.3
GSE securities	960.5	-	-	-	-	-	-	960.5
State and local agency obligations	10.4	504.4	-	126.6	-	-	-	641.4
MBS issued by Federal agencies	269.2	-	-	-	-	-	-	269.2
MBS issued by GSEs:
Fannie Mae	427.6	-	-	-	-	-	-	427.6
Freddie Mac	1,434.8	-	-	-	-	-	-	1,434.8
MBS issued by private label issuers	6,646.1	481.7	294.5	189.1	603.8	209.2	134.7	8,559.1

Total investments	$14,850.2	$3,445.9	$2,300.0	$315.7	$603.8	$209.2	$134.7	$21,859.5

Notes:

(1)	Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to September 30, 2009, are described in detail below.
(2)	Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above.

As of September 30, 2009, there were credit rating agency actions affecting a total of 45 private label MBS securities in the investment portfolio resulting in $2.0 billion of downgrades of at least one credit rating level since December 31, 2008, reflected in the tables above.

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

As of October 31, 2009, there were four subsequent credit rating agency actions taken with respect to $78.6 million of the Bank’s private label MBS portfolio. These actions are summarized in the following table.

	Downgraded and Stable
(in millions)	To AA	To A
Private label residential MBS	$43.3	$35.3

Total carrying value	$43.3	$35.3

Mortgage-Backed Securities.  The Bank invests in and is subject to credit risk related to MBS issued by Federal Agencies, GSEs and private label issuers that are directly supported by underlying mortgage loans. The Bank’s total MBS portfolio decreased $2.0 billion from December 31, 2008 to September 30, 2009. This decline was primarily due to repayments and total OTTI losses (includes both credit and noncredit), offset in part by purchases of U.S. agency and GSE MBS.

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

Although the Bank discontinued the purchase of private label MBS in late 2007, approximately 73% of the Bank’s current MBS portfolio was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

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

Characteristics of Private Label MBS by Type of Collateral

	September 30, 2009			December 31, 2008
	Fixed	Variable		Fixed	Variable
(dollars in millions)	Rate	Rate	Total	Rate	Rate	Total
Private label residential MBS:
Prime	$1,450.7	$3,485.9	$4,936.6	$1,877.2	$4,267.6	$6,144.8
Alt-A	1,023.1	1,249.6	2,272.7	1,164.7	1,409.7	2,574.4
Subprime	-	17.0	17.0	-	20.3	20.3

Total	2,473.8	4,752.5	7,226.3	3,041.9	5,697.6	8,739.5
HELOC:
Alt-A	-	66.0	66.0	-	72.3	72.3

Total	-	66.0	66.0	-	72.3	72.3

Total private label MBS	$2,473.8	$4,818.5	$7,292.3	$3,041.9	$5,769.9	$8,811.8

Note: The table presented above excludes par balances of $34.0 million and $46.1 million related to the restricted certificates pertaining to the Shared Funding Program at September 30, 2009 and December 31, 2008, respectively. These securities were fixed rate prime private label residential MBS for both periods presented.

Certain MBS securities have a fixed-rate component for a specified period of time, then have a rate reset on a given date. When the rate is reset, the security is then considered to be a variable-rate security. Examples of these types of instruments would include securities supported by underlying 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages (ARMs). For purposes of the table above, these securities are all reported as variable-rate, regardless of whether the rate reset date has been hit.

Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models that summarize an individual’s credit record and predict the likelihood that a borrower will repay future obligations as expected. FICO® scores, developed by Fair, Isaac and Co., Inc. are the most commonly used credit scores. FICO scores are ranked on a scale of approximately 300 to 850 points. Based on historic statistics, borrowers with higher credit scores are more likely to repay their debts as expected than those with lower scores. Original credit score data for the underlying borrowers was available for approximately 87% of the mortgage loans comprising the private label MBS portfolio as of September 30, 2009 and December 31, 2008. Credit score ranges are based on available loan level data applied to the ending par balances of the loans. The averages for the private label MBS portfolio are calculated from the average score for each security weighted by the ending par balance of the loans.

Credit score characteristics of the Bank’s total private label MBS portfolio are presented below.

	September 30,	December 31,
	2009	2008
Original FICO® score range:
740 and greater	43%	49%
700 to 739	54%	49%
660 to 699	2%	1%
Less than 660	1%	1%

Weighted average original FICO® score	734	736

The following table provides the fair value of the private label MBS portfolio as a percentage of the par balance by collateral type as well as year of securitization (vintage). The Bank purchased no private label MBS during 2008 or the first nine months of 2009.

	September 30,	June 30,	March 31,
Private label residential MBS by Year of Securitization	2009	2009	2009
Prime:

2007	72.5%	62.9%	66.5%
2006	80.3	70.5	68.9
2005	86.4	80.8	75.9
2004 and earlier	90.3	86.7	84.4
Weighted average of all Prime	82.6	76.0	75.3

Alt-A:
2007	59.8	54.5	56.4
2006	63.3	60.0	58.4
2005	78.9	70.4	68.0
2004 and earlier	84.2	80.3	78.4
Weighted-average of all Alt-A	70.8	66.2	65.1

Subprime:
2004 and earlier	64.3	57.8	63.3
Weighted average of all Subprime	64.3	57.8	63.3

HELOC:
2006	43.5	36.2	42.3
2005	43.2	56.4	56.8
2004 and earlier	38.5	36.3	38.1
Weighted average of all HELOC	40.7	37.9	41.1

Weighted-average of total private label MBS	78.5%	72.7%	72.0%

Note: The 2004 and earlier prime percentages presented in the table above exclude the impact of the restricted certificates pertaining to the Shared Funding Program.

Prices on private label MBS that include bankruptcy carve-out language could be affected by legislation that impacts the underlying collateral including any cramdown legislation or mortgage loan modification programs. For further information, see the discussion in “Legislative and Regulatory Developments” in this Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

Private Label MBS Collateral Statistics.  The following tables provide various detailed collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by collateral type as of September 30, 2009. The Bank purchased no private label MBS in 2008 or during the first nine months of 2009.

	Private Label MBS by Year of Securitization – PRIME(1)
				2004 and
(dollars in millions)	2007	2006	2005	earlier	Total
Par by lowest external long-term rating:
AAA	$-	$134.2	$57.4	$1,180.0	$1,371.6
AA	-	183.6	194.4	196.4	574.4
A	71.9	-	36.4	289.2	397.5
BBB	-	21.5	182.3	39.7	243.5
BB(2)	-	-	160.1	17.6	177.7
B(2)	76.4	148.1	177.9	-	402.4
CCC	961.6	327.0	114.3	-	1,402.9
CC	366.6	-	-	-	366.6

Total	$1,476.5	$814.4	$922.8	$1,722.9	$4,936.6

Average price	72.5	80.3	86.4	90.3	82.6
Fair value(2)	$1,070.4	$654.2	$797.2	$1,556.3	$4,078.1
Amortized cost(2)(4)	1,419.3	803.5	914.4	1,707.4	4,844.6
Gross unrealized losses	(348.9)	(149.3)	(117.2)	(151.1)	(766.5)
Total YTD 2009 OTTI charge taken(3)	(432.7)	(82.3)	(51.0)	-	(566.0)
Original credit enhancement	5.9%	5.1%	3.8%	4.4%	4.8%
Weighted-average credit enhancement – current	6.8	7.0	5.9	8.3	7.2
Minimum credit enhancement	3.1	3.6	3.5	-	-
Collateral delinquency 60 or more days	7.2	7.8	7.2	5.0	6.5
Monoline financial guarantee	$-	$-	$-	$-	$-

Notes:

(1)	The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program, including 2003 vintage par balances of $32.0 million rated AAA and $2.0 million rated AA.
(2)	Includes two 2005 vintage reperforming securities and one 2004 vintage reperforming security, the underlying mortgage loans of which are government-guaranteed. The 2005 vintage securities have a par balance of $26.9 million, a fair value of $17.5 million and an amortized cost of $26.8 million. The 2004 vintage security has a par balance of $17.6 million, a fair value of $11.1 million and an amortized cost of $17.7 million.
(3)	Represents both the credit and noncredit components of OTTI recorded in the first nine months of 2009, excluding the cumulative effect adjustment.
(4)	Amortized cost represents the balance after OTTI credit loss has been recorded, the par balance does not.

	Private Label MBS by Year of Securitization - ALT-A
				2004 and
(dollars in millions)	2007	2006	2005	earlier	Total
Par by lowest external long-term rating:
AAA	$-	$30.0	$43.3	$473.3	$546.6
AA	-	-	66.8	-	66.8
A	-	-	34.5	84.0	118.5
BBB	-	-	99.1	43.7	142.8
BB	-	-	60.1	-	60.1
CCC	-	595.0	-	-	595.0
CC	242.8	254.2	30.8	-	527.8
C	168.1	-	47.0	-	215.1

Total	$410.9	$879.2	$381.6	$601.0	$2,272.7

Average price	59.8	63.3	78.9	84.2	70.8
Fair value	$245.6	$556.4	$301.2	$506.2	$1,609.4
Amortized cost(4)	368.1	814.0	375.7	601.5	2,159.3
Gross unrealized losses	(122.5)	(257.6)	(74.5)	(95.3)	(549.9)
Total YTD 2009 OTTI charge taken(3)	(80.9)	(275.9)	(49.5)	(1.3)	(407.6)
Original credit enhancement	8.6%	6.6%	5.7%	5.3%	6.5%
Weighted-average credit enhancement – current	11.4	9.1	8.2	11.1	9.9
Minimum credit enhancement	8.3	3.9	5.7	4.5	3.9
Collateral delinquency 60 or more days	28.8	19.7	8.9	6.4	16.0
Monoline financial guarantee	$-	$-	$-	$-	$-

Notes:

(3)	Represents both the credit and noncredit components of OTTI recorded in the first nine months of 2009, excluding the cumulative effect adjustment.

(4)	Amortized cost represents the balance after OTTI credit loss has been recorded, the par balance does not.

	Private Label MBS by Year of Securitization - SUBPRIME
				2004 and
(dollars in millions)	2007	2006	2005	earlier	Total
Par by lowest external long-term rating:
AAA	$-	$-	$-	$10.5	$10.5
A	-	-	-	3.3	3.3
CC	-	-	-	3.2	3.2

Total	$-	$-	$-	$17.0	$17.0

Average price	-	-	-	64.3	64.3
Fair value	$-	$-	$-	$10.9	$10.9
Amortized cost(4)	-	-	-	16.6	16.6
Gross unrealized losses	-	-	-	(5.7)	(5.7)
Total YTD 2009 OTTI charge taken(3)	-	-	-	(1.9)	(1.9)
Original credit enhancement	-	-	-	10.7%	10.7%
Weighted-average credit enhancement – current	-	-	-	37.7	37.7
Minimum credit enhancement	-	-	-	17.9	17.9
Collateral delinquency 60 or more days	-	-	-	29.7	29.7
Monoline financial guarantee	$-	$-	$-	$0.3	$0.3

Notes:

(3)	Represents both the credit and noncredit components of OTTI recorded in the first nine months of 2009, excluding the cumulative effect adjustment.

(4)	Amortized cost represents the balance after OTTI credit loss has been recorded, the par balance does not.

	Private Label MBS by Year of Securitization - HELOC
				2004 and
(dollars in millions)	2007	2006	2005	earlier	Total
Par by lowest external long- term rating:
AA	$-	$23.7	$-	$-	$23.7
A	-	-	5.4	-	5.4
B	-	-	-	18.4	18.4
CCC	-	-	-	18.5	18.5

Total	$-	$23.7	$5.4	$36.9	$66.0

Average price	-	43.5	43.2	38.5	40.7
Fair value	$-	$10.3	$2.3	$14.2	$26.8
Amortized cost(4)	-	23.7	5.3	36.9	65.9
Gross unrealized losses	-	(13.4)	(3.0)	(22.7)	(39.1)
Total YTD 2009 OTTI charge taken(3)	-	-	-	-	-
Original credit enhancement(5)	-%	-%	3.1%	(0.3)%	0.1%
Weighted-average credit enhancement – current	-	0.4	10.6	3.2	2.8
Minimum credit enhancement	-	0.4	10.6	-	-
Collateral delinquency 60 or more days	-	2.6	0.3	10.1	6.3
Monoline financial guarantee	$-	$23.7	$5.4	$36.9	$66.0

Notes:

(3)	Represents both the credit and noncredit components of OTTI recorded in the first nine months of 2009, excluding the cumulative effect adjustment.

(4)	Amortized cost represents the balance after OTTI credit loss has been recorded, the par balance does not.
(5)	Negative original and average credit support is related to certain home equity loans that rely on over-collateralization, excess spread and bond insurance. Over-collateralization builds up over time and could be negative at the security’s origination and over a certain period of time thereafter.

Private Label MBS Issuers and Master Servicers.  The following tables provide further detailed information regarding the issuers and master servicers of the Bank’s private label MBS portfolio that exceeded 5% of the total as of September 30, 2009. Management actively monitors the credit quality of the portfolio’s master servicers. For further information on the Bank’s MBS master servicer risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank’s financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.” in the Bank’s 2008 Annual Report filed on Form 10-K and updated in Part II, Item 1A. Risk Factors in this report filed on Form 10-Q.

Issuers	Total Carrying Value
(in millions, including accrued interest)	Plus Accrued Interest	Total Fair Value
J.P. Morgan Chase & Co.	$1,592.6	$1,537.3
Lehman Brothers Holdings Inc.	1,072.2	969.3
Wells Fargo & Co.	882.2	775.2
Countrywide Financial Corp.	697.2	649.1
Citigroup Inc.	416.6	389.0
Other	1,635.9	1,440.8

Total	$6,296.7	$5,760.7

Master Servicers	Total Carrying Value
(in millions)	Plus Accrued Interest	Total Fair Value
Wells Fargo Bank NA	$2,388.1	$2,138.6
Aurora Loan Services Inc.	1,053.4	952.1
US Bank	734.0	725.2
Countrywide Home Loans Servicing LP	713.0	663.0
Citimortgage Inc.	359.2	331.6
Other	1,049.0	950.2

Total	$6,296.7	$5,760.7

Private Label MBS Credit Ratings.  The following table provides the credit ratings by collateral type as of September 30, 2009.

				Wtd-Avg
(dollars in millions)		Amortized	Gross Unrealized	Collateral
Credit Rating as of September 30, 2009	Par	Cost(1)	Losses	Delinquency
Private label residential MBS:
Prime:
AAA	$1,371.6	$1,355.5	$(84.7)	2.2%
AA	574.4	568.0	(64.5)	6.0
A	397.5	395.7	(55.1)	8.1
BBB	243.5	242.8	(32.4)	6.5
BB	177.7	177.6	(26.9)	10.6
B	402.4	399.8	(72.1)	10.3
CCC	1,402.9	1,380.2	(340.9)	8.3
CC	366.6	325.0	(89.9)	7.9

Total Prime	$4,936.6	$4,844.6	$(766.5)	6.5%

Alt-A:
AAA	$546.6	$546.3	$(74.6)	5.5%
AA	66.8	66.1	(8.4)	4.3
A	118.5	118.3	(31.2)	8.6
BBB	142.8	141.9	(25.0)	9.2
BB	60.1	59.3	(18.6)	9.3
CCC	595.0	550.4	(181.2)	19.7
CC	527.8	488.1	(149.5)	23.0
C	215.1	188.9	(61.4)	29.5

Total Alt-A	$2,272.7	$2,159.3	$(549.9)	16.0%

Subprime:
AAA	$10.5	$10.5	$(3.1)	30.3%
A	3.3	3.2	(1.2)	23.1
CC	3.2	2.9	(1.4)	34.2

Total Subprime	$17.0	$16.6	$(5.7)	29.7%

HELOC:
AA	$23.7	$23.7	$(13.4)	2.7%
A	5.4	5.4	(3.0)	0.3
B	18.4	18.4	(11.6)	9.5
CCC	18.5	18.4	(11.1)	10.5

Total HELOC	$66.0	$65.9	$(39.1)	6.3%

Note: The table presented above excludes par of $34.0 million, amortized cost of $34.8 million, and gross unrealized gains of $0.7 million related to the restricted certificates pertaining to the Shared Funding Program.

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).

The following table provides changes in credit ratings by collateral type updated through October 31, 2009.

	Investment Ratings		Balances as of September 30, 2009
	September 30,	October 31,	Carrying	Fair
(dollars in millions)	2009	2009	Value	Value
Private label residential MBS	AAA	AA	$43.3	$38.8
	AAA	A	22.6	20.5
	AA	A	12.7	11.1

Total private label residential MBS			$78.6	$70.4

Private Label MBS in Unrealized Loss Positions.  The following table provides select financial and other statistical information on the portion of the private label MBS portfolio in an unrealized loss position at September 30, 2009.

Private Label MBS in Unrealized Loss Positions(1)

						October 31, 2009
			Gross	Wtd-Avg	Sept. 30,
		Amortized	Unrealized	Collateral	2009		Current %	% Below	Current %
(dollars in millions)	Par	Cost	Losses(2)	Del Rate %	% AAA	% AAA	Inv Grade(3)	Inv Grade	Watchlist
Residential MBS backed by:
Prime loans:
First lien	$4,936.6	$4,844.6	$(766.5)	6.5%	27.8%	26.4%	26.0%	47.6%	-%
Alt-A and other:
Alt-A other	$2,272.7	$2,159.3	$(549.9)	16.0%	24.1%	24.1%	14.4%	61.5%	-%
Subprime loans:
First lien	$17.0	$16.6	$(5.7)	29.7%	61.8%	61.8%	19.2%	19.0%	41.2%
HELOC backed by:
Alt-A and other:
Alt-A other	$66.0	$65.9	$(39.1)	6.3%	-%	-%	44.0%	56.0%	44.0%

Notes:

(1)	The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program in the residential MBS-Prime category, including par balance of $34.0 million, amortized cost of $34.8 million, and gross unrealized gains of $0.7 million.
(2)	Gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.
(3)	Excludes AAA-rated investments.

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

	September 30, 2009		December 31, 2008
	Private	State and Local	Private	State and Local
	Label	Agency	Label	Agency
(in millions)	MBS	Obligations	MBS	Obligations
AMBAC Assurance Corporation (AMBAC)	$20.1	$-	$22.4	$-
Financial Guaranty Insurance Co. (FGIC)	3.8	-	4.4	-
Financial Security Assurance Inc. (FSA)	24.0	-	25.3	-
MBIA Insurance Corporation (MBIA)	18.4	-	20.5	127.3
National Public Finance Guarantee Corp. (NPFG)	-	127.3	-	-

Total	$66.3	$127.3	$72.6	$127.3

In February 2009, MBIA announced the restructuring of its financial guaranty insurance operations. The restructuring involved the transfer from MBIA of all its U.S. municipal insurance operations to a former subsidiary named National Public Finance Guarantee Corp (NPFG). The Bank has confirmed that two state and local agency obligations are now guaranteed by NPFG and its two HELOC MBS remain guaranteed by MBIA.

The following table further details the par value of the Bank’s insured private label MBS by collateral type and year of securitization (vintage) as of September 30, 2009.

	AMBAC		FSA		MBIA		FGIC
	Monoline		Monoline		Monoline		Monoline
	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized
(in millions)	Coverage	Losses	Coverage	Losses	Coverage	Losses	Coverage	Losses
SUBPRIME:
2004 and earlier	$-	$-	$0.3	$(0.1)	$-	$-	$-	$-

Total	$-	$-	$0.3	$(0.1)	$-	$-	$-	$-

HELOC:
2006	$-	$-	$23.7	$(13.4)	$-	$-	$-	$-
2005	5.4	(3.0)	-	-	-	-	-	-
2004	14.7	(8.8)	-	-	18.4	(11.6)	3.8	(2.3)

Total	$20.1	$(11.8)	$23.7	$(13.4)	$18.4	$(11.6)	$3.8	$(2.3)

The following table presents the rating of the Bank’s monoline insurers as of September 30, 2009.

	Moody’s		S&P		Fitch
	Credit		Credit		Credit
	Rating	Watch	Rating	Watch	Rating	Watch
AMBAC	Caa2	-	CC	-	-	-
FSA	Aa3	Negative	AAA	-	AA+	Negative
MBIA	B3	-	BB+	-	-	-
NPFG	Baa1	-	A	-	-	-
FGIC	-	-	-	-	-	-

In addition, the Bank had three prime reperforming MBS, the underlying mortgage loans of which are government-guaranteed, with a total par balance of $44.5 million and total fair value of $28.6 million at September 30, 2009. These three securities were all rated below investment grade at September 30, 2009.

Other-Than-Temporary Impairment.  Through September 30, 2009, the Bank recognized $163.1 million in year-to-date credit-related OTTI charges in earnings (the credit loss) related to private label MBS, after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. The Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities). If delinquency and/or loss rates on mortgages and/or home equity loans continue to increase, and/or a rapid decline or a continuing decline in residential real estate values continues, the Bank could experience additional material credit-related OTTI losses on its investment securities.

The credit loss realized on the Bank’s private label MBS is equal to the difference between the amortized cost basis (pre-OTTI charge) and the present value of the estimated cash flows the Bank expects to realize on the private label MBS over their life. The Bank’s estimate of cash flows has a significant impact on the Bank’s determination of credit losses. Cash flows expected to be collected represent the cash flows that the Bank is likely to collect based on the performance and type of private label MBS and the Bank’s expectations of the economic environment. To ensure consistency in determination of the OTTI for investment securities among all FHLBanks, the FHLBanks used the same key modeling assumptions for purposes of their cash flow analysis under the guidance of an FHLBank System OTTI Governance Committee. In performing the cash flow analysis on the Bank’s private label MBS, the Bank used two third party models. The first model considered borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), and were based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of ten thousand or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0% to 20% over the next nine to fifteen months. Thereafter, home prices are projected to remain flat for the first six months, then increase 0.5% in the next six months, 3% in the second year and 4% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. A table of the significant assumptions (including default rates, prepayment rates and loss severities) used on those securities on which an OTTI was determined to have occurred during the quarter ended September 30, 2009 is included in Note 6 to the unaudited financial statements included in this report filed on Form 10-Q. The cash flow model’s assumptions are impacted by the classification of the CUSIP as Prime, Alt-A, subprime or HELOC. The Bank models the CUSIP based on their classification in the cash flow model. In addition, if a Prime CUSIP’s performance is poor, the Bank will model the CUSIP as Alt-A, which results in higher losses.

These models and assumptions have a significant effect on determining whether any of the investment securities are other-than-temporarily impaired. The use of different assumptions, as well as changes in market conditions, could result in materially different net income, retained earnings and total capital for the Bank. Based on the structure of the Bank’s private label MBS and the interaction of assumptions to estimate cash flows, the Bank is unable to isolate the impact of the assumption changes or performance deterioration on estimated credit losses recorded by the Bank. However, the Bank believes that the most significant drivers of the credit loss during the quarter ended September 30, 2009 were the decrease in prepayment speeds and modeling Prime CUSIPs as Alt-A. The decrease in prepayment speeds extends the life of the CUSIP, which has a negative impact on senior tranches (which the Bank owns) as more payments are made to subordinate tranches. Modeling Prime CUSIPs as Alt-A has a significant impact due to higher loss projections and a credit structure at origination not designed to absorb the higher projected losses.

Based on the Bank’s OTTI evaluation, the Bank has determined that 36 of its private label MBS were other-than-temporarily impaired at September 30, 2009 meaning, 36 securities are projected to incur a credit loss during their life. The Bank has recognized $173.1 million of credit losses on these securities life-to-date. These securities included the seven CUSIPs that had previously been identified as other-than-temporarily impaired at December 31, 2008. For the seven CUSIPs previously identified as OTTI, the Bank recorded an additional credit loss of $42.0 million during the nine months ended September 30, 2009. For the other 29 CUSIPs with OTTI that were identified during 2009, the Bank recorded a credit loss of $121.1 million during the nine months ended September 30, 2009.

During the third quarter of 2009, the Bank had eight newly identified OTTI CUSIPs with a credit loss of $2.8 million. In addition, during the third quarter of 2009, the Bank had 28 CUSIPs that had been previously identified as other-than-temporarily impaired. Twenty-five of these securities had an additional credit loss of $90.5 million during the three months ended September 30, 2009.

As noted previously, OTTI is based on estimates concerning private label MBS performance and assumptions regarding the economy. When the Bank updates its estimated cash flow projections, the Bank may determine that there is an increase in the estimated cash flows the Bank will receive. This increase in cash flows is recorded as an increase in the yield on the Bank’s investment and is recognized over the life of the private label MBS. During the third quarter of 2009, the Bank recognized an increase in yield on certain private label MBS, resulting in $0.2 million of additional interest income.

The Bank’s estimated credit loss on securities deemed to be other-than-temporarily impaired was $94.4 million at December 31, 2008; however, the cumulative effect adjustment recorded as a credit loss as of January 1, 2009 was only $10.0 million. This difference was due to (1) the change in accounting for OTTI on January 1, 2009 upon the Bank’s adoption of the provisions of the amended OTTI guidance and (2) the use of a different model by the Bank to calculate the credit loss. Both of these changes were discussed above.

During the second and third quarters of 2009, the Bank transferred private label MBS from its held-to-maturity portfolio to its available-for-sale portfolio that had a credit loss recognized. The Bank believes that the occurrence of a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness and permits transfers from held-to-maturity to available-for-sale without calling into question the classification of the remaining held-to-maturity securities. The Bank also believes that the transfer increases its flexibility to potentially sell private label MBS that have incurred a credit loss when market conditions improve without tainting the Bank’s entire held-to-maturity portfolio. During the third quarter 2009, the Bank transferred certain private label MBS from held-to-maturity to available-for-sale with a total amortized cost of $1.1 billion, OTTI recognized in AOCI of $265.7 million, fair value of $801.1 million and an unrecognized gain of $19.2 million. During the nine months ended September 30, 2009, the Bank transferred private label MBS from held-to-maturity to available-for-sale with a total amortized cost of $3.1 billion, OTTI recognized in AOCI of $1.1 billion, fair value of $2.0 billion and an unrecognized gain of $41.6 million.

The following tables present the entire private label and HELOC MBS portfolios and any OTTI.

Other-Than-Temporary Impairment of
Private Label and HELOC MBS
by Year of Securitization
At and for the Nine Months Ended September 30, 2009

(in millions)			Prime(1)
				OTTI related	OTTI Related
	Amortized	Gross Unrealized		to Credit	to Noncredit
Year of Securitization	Cost(3)	Losses(2)	Fair Value	Losses	Losses	Total OTTI Losses
Private label RMBS:
2007	$1,419.3	$(348.9)	$1,070.4	$(54.8)	$(377.9)	$(432.7)
2006	803.5	(149.3)	654.2	(1.8)	(80.5)	(82.3)
2005	914.4	(117.2)	797.2	(4.3)	(46.7)	(51.0)
2004 and earlier	1,707.4	(151.1)	1,556.3	-	-	-

Total	$4,844.6	$(766.5)	$4,078.1	$(60.9)	$(505.1)	$(566.0)

Total private label RMBS	$4,844.6	$(766.5)	$4,078.1	$(60.9)	$(505.1)	$(566.0)

Note: The Bank had no prime HELOCs

(in millions)	Alt-A(1)
		Gross		OTTI related	OTTI Related
	Amortized	Unrealized	Fair	to Credit	to Noncredit	Total OTTI
Year of Securitization	Cost(3)	Losses(2)	Value	Losses	Losses	Losses
Private label RMBS:
2007	$368.1	$(122.5)	$245.6	$(37.1)	$(43.8)	$(80.9)
2006	814.0	(257.6)	556.4	(61.7)	(214.2)	(275.9)
2005	375.7	(74.5)	301.2	(3.1)	(46.4)	(49.5)
2004 and earlier	601.5	(95.3)	506.2	-	(1.3)	(1.3)

Total	$2,159.3	$(549.9)	$1,609.4	$(101.9)	$(305.7)	$(407.6)

HELOCs:
2006	$23.7	$(13.4)	$10.3	$-	$-	$-
2005	5.3	(3.0)	2.3	-	-	-
2004 and earlier	36.9	(22.7)	14.2	-	-	-

Total	$65.9	$(39.1)	$26.8	$-	$-	$-

Total private label RMBS and HELOCs	$2,225.2	$(589.0)	$1,636.2	$(101.9)	$(305.7)	$(407.6)

(in millions)	Subprime(1)
				OTTI related	OTTI Related
	Amortized	Gross Unrealized	Fair	to Credit	to Noncredit
Year of Securitization	Cost(3)	Losses(2)	Value	Losses	Losses	Total OTTI Losses
Private label RMBS:
2004 and earlier	$16.6	$(5.7)	$10.9	$(0.3)	$(1.6)	$(1.9)

Total	$16.6	$(5.7)	$10.9	$(0.3)	$(1.6)	$(1.9)

Total private label RMBS	$16.6	$(5.7)	$10.9	$(0.3)	$(1.6)	$(1.9)

Notes:

(1)	The FHLBanks classify private label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.
(2)	Represents total gross unrealized losses including noncredit related impairment recognized in AOCI.
(3)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).

Summary of Other-Than-Temporary Impairments Recorded by Security Type and
Duration of Unrealized Losses Prior to Impairment(1)
For the Nine Months Ended September 30, 2009

	Noncredit-Related Gross Unrealized Losses(2)			Credit-Related Gross Unrealized Losses(3)
	Less than	12 Months		Less than	12 Months
(in millions)	12 Months	or Greater	Total	12 Months	or Greater	Total
Held-to-maturity securities:
Prime:
Private label RMBS	$-	$-	$-	$-	$-	$-
Alt-A:
Private label RMBS	-	(26.3)	(26.3)	-	(2.1)	(2.1)

Total held-to-maturity securities	$-	$(26.3)	$(26.3)	$-	$(2.1)	$(2.1)

Available-for-sale securities:
Prime:
Private label RMBS	$-	$(505.1)	$(505.1)	$-	$(60.9)	$(60.9)
Alt-A:
Private label RMBS	-	(279.4)	(279.4)	-	(99.8)	(99.8)
Subprime:
Private label RMBS	-	(1.6)	(1.6)	-	(0.3)	(0.3)

Total available-for-sale securities	$-	$(786.1)	$(786.1)	$-	$(161.0)	$(161.0)

Private label MBS total	$-	$(812.4)	$(812.4)	$-	$(163.1)	$(163.1)

Notes:

(1)	The FHLBanks classify private label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.
(2)	Noncredit losses were recognized in AOCI upon OTTI determination at September 30, 2009.
(3)	Credit losses were recognized in earnings upon OTTI determination at September 30, 2009.

In its ongoing review, management will continue to evaluate all impaired securities, including those for which charges for OTTI have been recorded. If the performance of the Bank’s private label MBS portfolio continues to deteriorate, additional securities in the Bank’s held-to-maturity and available-for-sale portfolios could become other-than-temporarily impaired, which could lead to additional material OTTI charges. At the present time, the Bank cannot estimate the future amount of any additional OTTI charges.

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, the Bank determined that, in addition to the Bank’s base case scenario (best estimate), it was appropriate to run another scenario that represented a plausible adverse external assumption (referred to as the stress scenario). The OTTI Governance Committee determined that the stress scenario current-to-trough home price declines are projected to range from 5 to 25 percent over the next 9 to 15 months, or 5 percentage points lower than the base scenario. Thereafter, home prices are projected to increase 0 percent in the first year, 1 percent in the second year, 2 percent in the third and fourth year, and 3 percent thereafter. The stress scenario home price projection is more severe than the base scenario, which is discussed above.

From the Bank’s base case, 33 CUSIPs experienced a credit loss of $93.3 million during the third quarter of 2009. The Bank estimated cash flows of its private label MBS using the stress scenario on its CUSIPs discussed above. Using the stress scenario, the Bank’s third quarter credit loss would have increased $65.2 million, to $158.5 million, as noted in the table below. The table below classifies results based on the model used to estimate the cash flows and not the classification at the time of issuance. The increase in the credit loss under the stress scenario is the result of the credit loss increasing on securities currently identified by the Bank as OTTI and one additional CUSIP incurring a credit loss for an insignificant amount. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could significantly increase the estimated credit loss incurred by the Bank.

OTTI Credit Loss - Base vs. Stress Scenario
For the Three Months Ended September 30, 2009

	Base Case Scenario	Stress Scenario
(dollars in millions)	(In Net Income)	(Disclosure Only)
Prime	$8.5	$14.4
Alt-A	84.7	143.8
Subprime	0.1	0.3

Total OTTI credit loss	$93.3	$158.5

Credit and Counterparty Risk – Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans.  The Bank offers a mortgage loan purchase program as a service to members. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure, including the necessary credit enhancement. These assets carry credit enhancements, which give them the approximate equivalent of a AA credit rating, although the credit enhancement is not actually rated. The Bank had net mortgage loan balances of $5.3 billion and $6.2 billion as of September 30, 2009 and December 31, 2008, respectively, after allowance for credit losses of $7.5 million and $4.3 million, respectively. The increase in the allowance for credit losses related to the MPF portfolio was driven by several factors, including updated default and loss assumptions in accordance with an increase in delinquencies in the portfolio, although delinquencies remain markedly below national delinquency numbers for prime mortgage loans.

Mortgage Insurers.  The Bank’s MPF Program currently has credit exposure to nine mortgage insurance companies that provide both primary mortgage insurance and supplemental mortgage insurance under its various programs. The Bank closely monitors the financial condition of these mortgage insurers. All providers are required to maintain a rating of AA- or better by at least one credit rating agency and are reviewed at least annually by the Bank’s Credit Risk Committee or more frequently as circumstances warrant. The MPF Provider and the various FHLBanks offering the MPF Program have established a set of financial criteria for further monitoring the financial condition of the mortgage insurance companies.

Under the provisions of the Program, when an insurer is no longer considered a qualified SMI provider for the MPF Program due to a ratings downgrade, the Bank is required to notify affected PFIs that they will be required to take one of the following actions within six months: (1) obtain replacement SMI coverage with a different provider; or (2) assume a credit enhancement obligation equivalent to SMI coverage and provide adequate collateralization of the credit enhancement obligation. To date, the Bank’s affected PFIs have pledged sufficient collateral to secure their credit enhancement obligations. In the event the PFIs would not take one of these actions, the Bank would withhold the PFIs performance-based credit enhancement fees.

Within the other category in the table below, only one of the Bank’s mortgage insurers currently maintains a rating of A- or better by at least one credit rating agency. As required by the Program, for ongoing primary mortgage insurance, the ratings model currently requires additional credit enhancement from the PFI to compensate for the lower mortgage insurer rating. The MPF Plus product, which requires supplemental mortgage insurance under the Program, is currently not being offered due to a lack of insurers writing new SMI policies. The Bank had no open MPF Plus Master Commitments at September 30, 2009.

The following tables present mortgage insurance provider credit exposure and concentrations with coverage greater than 10% of total coverage as of September 30, 2009 and December 31, 2008.

	September 30, 2009
	Credit Rating (Fitch/	Primary	Supplemental	Total
	Moody’s/Standard &	Mortgage	Mortgage	Credit	Percent of
(dollars in millions)	Poor’s)	Insurance	Insurance	Exposure	Total
Genworth Mortgage Insurance Corp. (Genworth)	-/Baa2/BBB+	$7.1	$53.2	$60.3	40.3
Mortgage Guaranty Insurance Corp. (MGIC)	BBB-/Ba2/BB	25.4	3.6	29.0	19.4
Republic Mortgage Insurance Company (RMIC)	BBB/Baa2/A -	16.4	5.1	21.5	14.3
PMI Mortgage Insurance Co. (PMI)	-/Ba3/BB -	14.5	0.8	15.3	10.2
Other insurance providers	-	23.3	0.4	23.7	15.8

Total		$86.7	$63.1	$149.8	100.0

	December 31, 2008
	Credit Rating (Fitch/	Primary	Supplemental	Total
	Moody’s/Standard &	Mortgage	Mortgage	Credit	Percent of
(dollars in millions)	Poor’s)	Insurance	Insurance	Exposure	Total
Genworth Mortgage Insurance Corp. (Genworth)	-/Aa3/A+	$7.7	$53.2	$60.9	36.4
Mortgage Guaranty Insurance Corp. (MGIC)	A-/A1/A-	27.9	5.5	33.4	20.0
Republic Mortgage Insurance Company (RMIC)	A+/A1/A	20.0	5.1	25.1	15.0
PMI Mortgage Insurance Co. (PMI)	BBB+/A3/A-	18.6	0.8	19.4	11.6
Other insurance providers	-	28.1	0.4	28.5	17.0

Total		$102.3	$65.0	$167.3	100.0

Subsequent to September 30, 2009, MGIC was downgraded to B+ by at least one NRSRO.

Banking On Business (BOB) Loans.  The Bank has offered the BOB loan program to members since 2000, which is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available. The original intent of the BOB program was a grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval. The entire BOB program is classified as a nonaccrual loan portfolio due to the fact that the Bank has doubt about the ultimate collection of the contractual principal and interest of the loans. Therefore, interest income is not accrued on these loans; income is recognized on a cash-basis after the loan balance has been fully repaid.

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

For purposes of the table below, the notional principal outstanding reflects only those counterparties which have net credit exposure at September 30, 2009 and December 31, 2008. In addition, the maximum credit exposure represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank and the net credit exposure represents maximum credit exposure less the protection afforded by contractually required collateral held by the Bank.

	September 30, 2009
		Notional	Maximum	Cash
(dollars in millions)	Number of	Principal	Credit	Collateral	Net Credit
Credit Rating (1)	Counterparties	Outstanding	Exposure	Held	Exposure
AAA	1	$20.0	$0.5	$-	$0.5
AA	2	380.0	6.7	-	6.7
A	2	125.0	5.0	-	5.0

Total	5	$525.0	$12.2	$-	$12.2

	December 31, 2008
		Notional	Maximum	Cash
(dollars in millions)	Number of	Principal	Credit	Collateral	Net Credit
Credit Rating (1)	Counterparties	Outstanding	Exposure	Held	Exposure
AAA	1	$20.0	$0.8	$-	$0.8
AA	2	1,320.0	16.5	-	16.5
A	4	2,382.3	21.4	9.8	11.6

Total	7	$3,722.3	$38.7	$9.8	$28.9

Note:

(1)	Credit ratings reflect the lowest rating from the credit rating agency. These tables do not reflect changes in any rating, outlook or watch status after September 30, 2009 and December 31, 2008. The Bank measures credit exposure through a process which includes internal credit review and various external factors.

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

At September 30, 2009, three counterparties collectively represented approximately 91% of the Bank’s total net credit exposure, one rated AA and two rated A. At December 31, 2008, four counterparties, all of whom were rated at least A, collectively represented approximately 91% of the Bank’s total net credit exposure. The Bank’s total net credit exposure to derivative counterparties, which reflects derivative assets net of cash collateral, was $12.2 million and $28.9 million at September 30, 2009 and December 31, 2008, respectively.

Liquidity and Funding Risk

As a wholesale bank, the Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank’s liquidity resources are designed to support these financial strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short- and long-term loans, investment opportunities and the maturity profile of the Bank’s assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board.

Consolidated bonds and discount notes, along with member deposits, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa/P-1 by Moody’s and AAA/A-1+ by S&P. These ratings measure the likelihood of timely payment of principal and interest. At September 30, 2009, the Bank’s consolidated obligation bonds outstanding totaled $49.0 billion compared to $61.4 billion as of December 31, 2008, a decrease of $12.4 billion, or 20.2%. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at September 30, 2009 decreased to $11.5 billion, down from $22.9 billion at December 31, 2008, a decline of $11.4 billion, or approximately 50%.

The Bank’s investments also represent a key source of liquidity. Total investments available for liquidation may include trading securities, available-for-sale securities, Federal funds sold, certificates of deposit and interest earning deposits. These amounts were $11.7 billion at September 30, 2009, compared to $9.6 billion at December 31, 2008. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasury and agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds.

As noted in the “Legislative and Regulatory Developments” and “Current Financial and Mortgage Market Events and Trends” discussions in Item 7. Management’s Discussion and Analysis in the Bank’s 2008 Annual Report filed on Form 10-K, the Housing Act provides temporary authority for the U.S. Treasury to provide liquidity to the FHLBanks in any amount, as deemed appropriate, in part through the establishment of the Government Sponsored Enterprise Credit Facility (GSECF). In connection with the GSECF, the Bank entered into a Lending Agreement with the U.S. Treasury. Any extensions of credit under this agreement would be a consolidated obligation and would be the joint and several obligation of all twelve FHLBanks. As of September 30, 2009 and the filing of this report on Form 10-Q, the Bank had not drawn on this source of liquidity and has no immediate plans to do so. This authorization expires December 31, 2009.

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

Contingency Liquidity.  In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are short-term investments, such as Federal funds sold, and the issuance of new consolidated obligation bonds and discount notes. Member loan growth may initially be funded by maturing on-balance sheet liquid investments, but within a short time the growth is usually funded by new issuances of consolidated obligations. The capital to support the loan growth is provided by the borrowing members, through their capital requirements, which are based in part on outstanding loans.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions, operational disruptions at other FHLBanks or the OF, or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a Liquidity and Funds Management policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and (4) if necessary, allowing loans to mature without renewal. The Bank’s GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access. Due in part to capital markets disruptions in the fourth quarter 2008 and subsequently, the Bank was in violation of this 90-day liquidity requirement from time to time during the first four months of 2009, but was in compliance at April 30, 2009. Effective April 28, 2009, the calculation of 90-day contingency liquidity was modified to recognize that if the Bank were unable to access the capital markets for more than a short period of time, the Bank would not call debt that would otherwise be eligible to be called. Since April 30, 2009, the Bank has remained in compliance with this requirement, including at the three months ended June 30, 2009 and September 30, 2009.

Additionally, in accordance with required regulation, the Bank’s Liquidity and Funds Management policy has historically mandated that the Bank hold contingency liquidity sufficient to meet the Bank’s estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank’s liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing loans to members, securities available for repurchase agreements, available-for-sale securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At September 30, 2009 and December 31, 2008, excess contingency liquidity was approximately $13.4 billion and $16.9 billion, respectively. As noted above, the Bank would also have access to additional liquidity through the GSECF, if necessary, although the Bank has no immediate plans to do so.

Repurchases of Excess Capital Stock.  In the past, the Bank also retained liquidity to repurchase a member’s capital stock, upon request and at the Bank’s sole discretion, at par value as long as the repurchase would not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. On December 23, 2008, the Bank announced its decision to voluntarily suspend the repurchase of excess capital stock until further notification in an effort to preserve capital. As of September 30, 2009 and December 31, 2008, the

Bank had outstanding capital redemption requests due to pending mergers and withdrawal requests of $8.2 million and $4.7 million, respectively. In addition, as of September 30, 2009 and December 31, 2008, excess capital totaled $1.3 billion and $479.7 million, respectively. See Note 11 of the unaudited financial statements in this report filed on Form 10-Q for additional information.

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

In addition to the particular risks and challenges that the Bank faces, the Bank also experiences ongoing operating risks that are similar to those of other large financial institutions. For example, the Bank is exposed to the risk that a catastrophic event, such as a terrorist event or a natural disaster, could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate this risk, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from, although in the same metropolitan area as, the main office. In September 2009, the Bank successfully utilized its business continuity plans and backup facilities during the G-20 Summit held in Pittsburgh. The Bank also has a reciprocal backup agreement in place with the FHLBank Des Moines to provide short-term loans and debt servicing in the event that both of the Pittsburgh facilities are inoperable. The results of the Bank’s periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

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

Financial Statements for the Three and Nine Months Ended
September 30, 2009 and 2008
Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008
Interest income:
Loans to members	$114,002	$469,725	$522,770	$1,679,914
Prepayment fees on loans to members, net	1,805	72	4,702	2,193
Interest-earning deposits	283	1,950	11,050	8,091
Federal funds sold	1,857	19,921	1,910	73,027
Trading securities	1,388	-	12,453	-
Available-for-sale securities	28,587	284	29,524	1,027
Held-to-maturity securities	97,934	187,744	382,704	628,159
Mortgage loans held for portfolio	67,613	78,394	214,767	235,644
Loans to other FHLBanks	-	-	-	14

Total interest income	313,469	758,090	1,179,880	2,628,069

Interest expense:
Consolidated obligation discount notes	5,323	138,040	38,891	590,429
Consolidated obligation bonds	240,345	537,624	940,048	1,751,343
Deposits	308	8,135	1,114	33,482
Mandatorily redeemable capital stock	-	34	-	120
Other borrowings	16	167	50	223

Total interest expense	245,992	684,000	980,103	2,375,597

Net interest income before provision for credit losses	67,477	74,090	199,777	252,472
Provision for credit losses	1,380	2,083	2,892	5,558

Net interest income after provision for credit losses	66,097	72,007	196,885	246,914
Other income (loss):
Services fees	600	665	1,844	2,596
Net gains (losses) on trading securities (Note 3)	1,535	(409)	1,219	(734)
Total OTTI losses (Note 6)	(190,511)	-	(975,561)	-
Portion of OTTI losses recognized in other comprehensive loss (Note 11)	97,167	-	812,392	-

Net OTTI losses (Note 6)	(93,344)	-	(163,169)	-
Net gains (losses) on derivatives and hedging activities (Note 9)	(4,481)	71,432	6,744	75,087
Contingency reserve (Note 14)	-	-	(35,314)	-
Other, net	2,404	1,789	6,638	3,061

Total other income (loss)	(93,286)	73,477	(182,038)	80,010
Other expense:
Operating	14,975	12,411	42,668	40,570
Finance Agency	701	756	2,179	2,270
Office of Finance	542	452	1,880	1,840

Total other expense	16,218	13,619	46,727	44,680

Income before assessments	(43,407)	131,865	(31,880)	282,244
Affordable Housing Program	(941)	10,768	-	23,053
REFCORP	(2,117)	24,219	-	51,838

Total assessments	(3,058)	34,987	-	74,891

Net income (loss)	$(40,349)	$96,878	$(31,880)	$207,353

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable capital stock)	40,097	39,802	40,018	40,512

Basic and diluted earnings (loss) per share	$(1.01)	$2.43	$(0.80)	$5.12

Dividends per share	$-	$0.89	$-	$3.00

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	September 30,	December 31,
(in thousands)	2009	2008
ASSETS
Cash and due from banks	$373,266	$67,577
Interest-earning deposits	3,482	5,103,671
Federal funds sold	4,100,000	1,250,000
Investment securities:
Trading securities (Note 3)	1,285,298	506,807
Available-for-sale securities, at fair value (Note 4)	2,133,211	19,653
Held-to-maturity securities; fair value of $11,044,026 and $12,825,341, respectively (Note 5)	11,517,863	14,918,045
Loans to members (Note 7)	41,363,431	62,153,441
Mortgage loans held for portfolio (Note 8), net of allowance for credit losses of $7,488 and $4,301, respectively	5,339,158	6,165,266
Banking on Business loans, net of allowance for credit losses of $9,939 and $9,725, respectively	11,892	11,377
Accrued interest receivable	262,393	434,017
Prepaid REFCORP assessment	39,641	39,641
Premises, software and equipment, net	21,567	22,682
Derivative assets (Note 9)	12,185	28,888
Other assets	47,189	84,858

Total assets	$66,510,576	$90,805,923

Federal Home Loan Bank of Pittsburgh
Statement of Condition (continued) (unaudited)

	September 30,	December 31,
(in thousands, except par value)	2009	2008
LIABILITIES AND CAPITAL
Liabilities:
Deposits:
Interest-bearing	$990,341	$1,467,606
Noninterest-bearing	33,458	18,771

Total deposits	1,023,799	1,486,377

Consolidated obligations, net (Note 10):
Discount notes	11,462,523	22,864,284
Bonds	49,022,291	61,398,687

Total consolidated obligations, net	60,484,814	84,262,971

Mandatorily redeemable capital stock (Note 11)	8,199	4,684
Accrued interest payable	293,230	494,078
Affordable Housing Program	27,945	43,392
Derivative liabilities (Note 9)	734,536	355,014
Other liabilities	375,614	24,540

Total liabilities	62,948,137	86,671,056

Commitments and contingencies (Note 14)	-	-

Capital (Note 11):
Capital stock - putable ($100 par value) issued and outstanding shares:
40,131 and 39,817 shares in 2009 and 2008, respectively	4,013,104	3,981,688
Retained earnings	394,565	170,484
Accumulated other comprehensive income/(loss) (AOCI):
Net unrealized loss on available-for-sale securities (Note 4 and Note 11)	(11,317)	(14,543)
Net noncredit portion of other-than-temporary impairment losses on available-for-sale securities (Note 4 and Note 11)	(808,392)	-
Net noncredit portion of other-than-temporary impairment losses on held-to-maturity securities (Note 5 and Note 11)	(24,007)	-
Net unrealized loss relating to hedging activities (Note 11)	266	(885)
Pension and post-retirement benefits (Note 11)	(1,780)	(1,877)

Total capital	3,562,439	4,134,867

Total liabilities and capital	$66,510,576	$90,805,923

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For the Nine Months Ended September 30,
(in thousands)	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$(31,880)	$207,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(234,004)	(295,389)
Change in net fair value adjustment on derivative and hedging activities	382,498	(66,726)
OTTI losses	163,169	-
Other adjustments	2,897	5,569
Net change in:
Trading securities	(778,491)	1,037
Accrued interest receivable	171,736	68,716
Other assets	38,832	(42,242)
Accrued interest payable	(200,848)	(2,061)
Other liabilities(1)	(13,806)	11,677

Total adjustments	(468,017)	(319,419)

Net cash (used in) operating activities	$(499,897)	$(112,066)

INVESTING ACTIVITIES
Net change in:
Interest-earning deposits (including $(1) and ($5,210) from other FHLBanks for mortgage loan programs)	$5,907,811	$(207,146)
Federal funds sold	(2,850,000)	240,000
Loans to other FHLBanks	-	500,000
Premises, software and equipment	(3,052)	(2,312)
Available-for-sale securities:
Proceeds	592,718	5,243
Purchases	(502,300)	-
Held-to-maturity securities:
Net change in short-term	(1,250,000)	3,208,507
Proceeds from maturities long-term	2,819,717	2,508,144
Purchases of long-term	(735,000)	(529,815)
Loans to members:
Proceeds	117,045,916	1,176,708,949
Made	(97,104,437)	(1,180,404,889)
Mortgage loans held for portfolio:
Proceeds	1,188,002	614,233
Purchases	(378,229)	(520,099)

Net cash provided by investing activities	$24,731,146	$2,120,815

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued) (unaudited)

	For the Nine Months
	Ended September 30,
(in thousands)	2009	2008
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(472,407)	$672,151
Net payments for derivative financing activities	(158,462)	288,107
Net proceeds from issuance of consolidated obligations:
Discount notes	122,665,348	697,541,328
Bonds (including $0 and $313,938 from other FHLBanks)	20,489,596	29,227,842
Payments for maturing and retiring consolidated
obligations:
Discount notes	(134,032,952)	(705,746,958)
Bonds (including $(447,000) from other FHLBanks)	(32,451,614)	(24,026,262)
Proceeds from issuance of capital stock	34,931	4,151,341
Payments for redemption of mandatorily redeemable capital stock	-	(53,663)
Payments for redemption/repurchase of capital stock	-	(3,897,195)
Cash dividends paid	-	(121,658)

Net cash (used in) financing activities	$(23,925,560)	$(1,964,967)

Net increase in cash and cash equivalents	305,689	43,782
Cash and cash equivalents at beginning of the period	67,577	67,388

Cash and cash equivalents at end of the period	$373,266	$111,170

Supplemental disclosures:
Interest paid during the period	$1,358,692	$2,062,036
AHP payments, net	15,447	14,333
REFCORP assessments paid	-	44,296
Transfers of mortgage loans to real estate owned	12,436	5,521
Noncash transfer of OTTI held-to-maturity securities to available-for-sale	1,996,599	-
Note:

(1)	Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

				Accumulated
				Other
	Capital Stock -			Comprehensive
	Putable		Retained	Income (Loss)
(in thousands)	Shares	Par Value	Earnings	(Note 11)	Total Capital
Balance at December 31, 2007	39,947	$3,994,732	$296,260	$(6,304)	$4,284,688

Proceeds from sale of capital stock	41,513	4,151,341	-	-	4,151,341
Redemption/repurchase of capital stock	(38,971)	(3,897,195)	-	-	(3,897,195)
Net shares reclassified to mandatorily redeemable capital stock	(538)	(53,755)	-	-	(53,755)
Comprehensive income (loss):
Net income	-	-	207,353	-	207,353
Net unrealized loss on available-for-sale securities	-	-	-	(10,745)	(10,745)
Reclassification adjustment for losses included in net income relating to:
Hedging activities	-	-	-	1,940	1,940
Other	-	-	-	470	470

Total comprehensive income (loss)	-	-	207,353	(8,335)	199,018
Cash dividends on capital stock	-	-	(121,658)	-	(121,658)

Balance at September 30, 2008	41,951	$4,195,123	$381,955	$(14,639)	$4,562,439

Balance at December 31, 2008	39,817	$3,981,688	$170,484	$(17,305)	$4,134,867

Cumulative effect adjustment relating to amended OTTI guidance	-	-	255,961	(255,961)	-
Proceeds from sale of capital stock	349	34,931	-	-	34,931
Net shares reclassified to mandatorily redeemable capital stock	(35)	(3,515)	-	-	(3,515)
Comprehensive income (loss):
Net loss	-	-	(31,880)	-	(31,880)
Net unrealized gains on available-for-sale securities	-	-	-	3,226	3,226
Net noncredit portion of OTTI losses on available-for-sale securities:
Noncredit portion of OTTI losses including noncredit OTTI losses transferred from held-to-maturity securities and subsequent fair value adjustments	-	-	-	(884,657)	(884,657)
Reclassification of noncredit portion of impairment losses included in net income	-	-	-	79,107	79,107
Net noncredit portion of OTTI losses on held-to-maturity securities:
Noncredit portion of OTTI losses	-	-	-	(912,203)	(912,203)
Reclassification of noncredit portion of OTTI losses included in net income	-	-	-	24,645	24,645
Accretion of noncredit portion of OTTI losses	-	-	-	30,595	30,595
Reclassification of noncredit portion of OTTI losses to available-for-sale securities	-	-	-	1,086,075	1,086,075
Reclassification adjustment for losses included in net income relating to: Hedging activities	-	-	-	1,151	1,151
Pension and post retirement benefits	-	-	-	97	97

Total comprehensive loss	-	-	(31,880)	(571,964)	(603,844)

Balance at September 30, 2009	40,131	$4,013,104	$394,565	$(845,230)	$3,562,439

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

All members must purchase stock in the Bank. The amount of capital stock members own is based on their outstanding loans, their unused borrowing capacity and the principal balance of residential mortgage loans previously sold to the Bank. See Note 11 for additional information. The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 12 for additional information.

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

As provided by the Act, as amended, or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. See Note 10 for additional information. The OF is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all twelve FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide loans to members and to purchase mortgages from members through the MPF Program. See Notes 7 and 8 for additional information. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

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

Notes to Financial Statements (unaudited) (continued)

Note 2 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Enhanced Disclosure about Derivative Instruments and Hedging Activities.  During March 2008, the Financial Accounting Standards Board (FASB) issued guidance which required enhanced disclosures for derivative instruments. The intent of the enhanced derivative disclosures is to assist the users of the financial statements to better understand how and why an entity uses derivative instruments and how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows. The Bank adopted this guidance on January 1, 2009, which resulted in increased financial statement disclosure but had no impact on the Bank’s Statement of Operations or Statement of Condition. See Note 9 to the unaudited financial statements in this report filed on Form 10-Q for the enhanced disclosures.

Issuer’s Accounting for Liabilities Measured at Fair Value with a Third-Party Credit Enhancement.  During September 2008, the FASB ratified guidance to determine the issuer’s unit of accounting for a liability that is issued with an inseparable third-party credit enhancement when it is recognized or disclosed at fair value on a recurring basis. The Bank adopted this guidance on January 1, 2009 and applied it prospectively. This adoption had no impact on its Statement of Operations or Statement of Condition.

Recognition and Presentation of Other-Than-Temporary Impairments (OTTI).  During April 2009, the FASB issued guidance amending previous OTTI guidance for debt securities (amended OTTI guidance). The intent of the amended OTTI guidance is to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to communicate more effectively when an OTTI event has occurred. It amends the OTTI guidance for debt securities; however, it does not amend OTTI accounting for equity securities. It improves the presentation and disclosure of OTTI on debt securities and changes the calculation of the OTTI recognized in earnings in the financial statements.

For debt securities in an unrealized loss position, the amended OTTI guidance requires the Bank to assess whether (1) it has the intent to sell the debt security, or (2) it is more likely than not that it will be required to sell the debt security before its anticipated recovery. If either of these conditions is met, an OTTI on the security must be recognized. The Bank will recognize into net income an amount equal to the entire difference between fair value and amortized cost basis.

When a credit loss exists but neither of the criteria in the paragraph above are present, the OTTI (i.e., the difference between the security’s then-current carrying amount and its estimated fair value) is separated into (i) the amount of the total impairment related to the credit loss (i.e., the credit component) and (ii) the amount of the total impairment related to all other factors (i.e., the noncredit component). The credit component is recognized in earnings and the noncredit component is recognized in AOCI. The total OTTI is required to be presented in the Statement of Operations with an offset for the noncredit component recognized in AOCI. Previously, if an impairment was determined to be other than temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date of the reporting period for which the assessment was made.

The noncredit component of OTTI losses recognized in AOCI for debt securities classified as held-to-maturity is accreted over the remaining life of the debt security as an increase in the carrying value of the security unless and until the security is sold, the security matures, or there is an additional OTTI that is recognized in earnings. The noncredit portion of the OTTI loss on securities classified as available-for-sale is adjusted to fair value with an offsetting adjustment to its carrying value. In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the OTTI at an amount equal to the previous amortized cost basis less the OTTI recognized in earnings. The difference between the new amortized cost basis and the cash flows expected to be collected is accreted as interest income over the remaining life of the security in a prospective manner based on the amount and timing of future estimated cash flows.

The Bank adopted the amended OTTI guidance as of January 1, 2009, and recognized the effects of applying this guidance as a change in accounting principle. The cumulative effect adjustment required the Bank to reclassify

Notes to Financial Statements (unaudited) (continued)

the noncredit component of a previously recognized OTTI charge from retained earnings to AOCI if the Bank does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. The Bank recognized the $255.9 million cumulative effect as an adjustment to retained earnings at January 1, 2009, with a corresponding offset to AOCI. Had the Bank not adopted the amended OTTI guidance, the Bank would have recognized an amount approximated by the total OTTI losses in net income for the first nine months of 2009.

Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly.  During April 2009, the FASB issued guidance which clarified the approach to, and provided additional factors to consider in, estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. It also provides guidance in identifying circumstances which would indicate a transaction is not orderly. This guidance affirms the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions (that is, in the inactive market). This guidance provides additional instruction to determine whether a market for a financial asset is inactive and determine if a transaction is distressed. The Bank adopted this updated guidance on January 1, 2009. The Bank’s adoption did not have a material effect on the Bank’s Statement of Operations or Statement of Condition.

Interim Disclosure Regarding Fair Value of Financial Instruments.  During April 2009, the FASB issued guidance regarding the disclosure of fair value of financial instruments. This guidance requires disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements, including the method(s) and significant assumptions used to estimate the fair value of financial instruments. Previously, these disclosures were required only in annual financial statements. The Bank adopted this guidance on January 1, 2009. The adoption resulted in increased interim financial statement disclosures, but did not affect the Bank’s Statement of Operations or Statement of Condition.

Subsequent Events.  During May 2009, the FASB issued guidance establishing general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, it established that the Bank must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. It also requires the Bank to disclose the date through which the Bank evaluated subsequent events. The Bank adopted this guidance on June 30, 2009. This adoption resulted in additional financial statement disclosure but had no impact on the Statement of Operations and Statement of Condition. See Note 15 to the unaudited financial statements in this report filed on Form 10-Q for the additional disclosure.

Accounting for Transfers of Financial Assets.  During June 2009, the FASB issued guidance which is intended to improve the relevance, representational faithfulness, and comparability of information about a transfer of financial assets. This guidance amends sale accounting by eliminating the concept of a qualifying special-purpose-entity (QSPE), establishes the requirements for sale accounting for transfers of portions of a financial instrument, clarifies and amends derecognition provisions, amends the gain/loss recognition provisions related to sales of beneficial interests, and requires enhanced disclosures. This guidance will be effective for transfers of financial assets beginning January 1, 2010. The Bank continues to evaluate the potential impact on its Statement of Operations and Statement of Condition.

Accounting for the Consolidation of Variable-Interest Entities (VIEs).  During June 2009, the FASB issued guidance intended to amend the consolidation guidance for VIEs. This updated guidance eliminates the scope exception for QSPEs, establishes a more qualitative evaluation to determine the primary beneficiary based on power and obligation to absorb losses or right to receive benefits, and requires the Bank to constantly reassess who is the primary beneficiary of a VIE. This guidance will be effective for the Bank as of January 1, 2010 and will be applied to all current VIEs (including QSPEs). The Bank is currently evaluating the impact of this guidance on its Statement of Operations and Statement of Condition.

Notes to Financial Statements (unaudited) (continued)

Codification of Accounting Standards.  During June 2009, the FASB established the FASB Accounting Standards Codification (Codification) as the single source of authoritative nongovernmental GAAP. The Codification does not change current GAAP. The intent is to organize all accounting literature by topic in one place to enable users to quickly identify appropriate GAAP. The Codification was effective July 1, 2009. The Bank’s adoption of the codification had no impact on its Statement of Operations or Statement of Condition.

Measuring Liabilities at Fair Value.  During August 2009, the FASB issued guidance on measuring the fair value of liabilities when a quoted price in an active market for the liability is not available. It sets forth the following valuation techniques: (1) quoted price of an identical or similar liability traded as an asset; or (2) market/income valuation techniques based on the amount the Bank would pay to transfer or receive to enter into an identical liability. It also clarifies that no adjustment is required for transfer restrictions. This guidance will be effective for the Bank as of October 1, 2009. The Bank’s adoption of this guidance is not expected to have a material impact on the Bank’s Statement of Operations or Statement of Condition.

Note 3 – Trading Securities

The following table presents trading securities as of September 30, 2009 and December 31, 2008.

(in thousands)	September 30, 2009	December 31, 2008
Certificates of deposit(1)	$ -	$500,613
TLGP investments	250,033	-
Treasury bills	1,028,726	-
Mutual funds offsetting deferred compensation	6,539	6,194

Total	$1,285,298	$506,807

Note:

(1)	Represents certificates of deposit that meet the definition of a security.

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to the notional market risk of certain deferred compensation agreements. These deferred compensation liabilities were $6.5 million and $6.2 million at September 30, 2009 and December 31, 2008, respectively.

The Bank recorded net gains on trading securities of $1.5 million and $1.2 million, respectively, for the three and nine months ended September 30, 2009. The Bank recorded net losses on trading securities of $409 thousand and $734 thousand for the three and nine months ended September 30, 2008, respectively. Interest income on trading securities was $1.4 million and $12.5 million, respectively, for the three and nine months ended September 30, 2009. There was no interest income on trading securities for the three and nine months ended September 30, 2008. The Bank did not purchase any trading securities until the fourth quarter of 2008.

Notes to Financial Statements (unaudited) (continued)

Note 4 – Available-for-Sale Securities

The following tables present available-for-sale securities as of September 30, 2009 and December 31, 2008.

	September 30, 2009
			Gross	Gross
		OTTI	Unrecognized	Unrecognized
	Amortized	Recognized	Holding	Holding
(in thousands)	Cost(1)	in OCI(2)	Gains(3)	Losses(3)	Fair Value
Mutual funds offsetting deferred compensation	$2,188	$-	$-	$-	$2,188
Private label MBS:
Private label residential	2,934,248	(1,010,909)	204,819	(4,507)	2,123,651
Private label HELOCs	16,484	(2,842)	540	(6,810)	7,372

Total private label MBS	2,950,732	(1,013,751)	205,359	(11,317)	2,131,023

Total available-for-sale securities	$2,952,920	$(1,013,751)	$205,359	$(11,317)	$2,133,211

	December 31, 2008
		Gross Unrealized	Gross Unrealized
(in thousands)	Amortized Cost(1)	Gains	Losses	Fair Value
Private label MBS	$34,196	$ -	$(14,543)	$19,653

Notes:

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).
(2)	Represents the noncredit portion of an OTTI recognized during the life of the security.
(3)	Unrecognized holding gains/(losses) represent the difference between amortized cost less OTTI recognized in other comprehensive loss and estimated fair value.

The following table presents a reconciliation of the available-for-sale OTTI loss recognized through other comprehensive loss to the total net noncredit portion of OTTI losses on available-for-sale securities in AOCI as of September 30, 2009.

(in thousands)	September 30, 2009
Total OTTI loss recognized in other comprehensive loss	$(1,013,751)
Subsequent unrecognized changes in fair value	205,359

Net noncredit portion of OTTI losses on available-for-sale securities in accumulated other comprehensive loss	$(808,392)

Notes to Financial Statements (unaudited) (continued)

The following tables summarize the available-for-sale securities with unrealized losses as of September 30, 2009 and December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2009
	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized		Unrealized		Unrealized
(in thousands)	Value	Losses	Fair Value	Losses	Fair Value	Losses(1)
Private label:
Private label residential	$-	$-	$2,123,651	$(810,596)	$2,123,651	$(810,596)
Private label HELOC	-	-	7,372	(9,113)	7,372	(9,113)

Total private label MBS	-	-	2,131,023	(819,709)	$2,131,023	(819,709)

Total available-for-sale securities	$-	$-	$2,131,023	$(819,709)	$2,131,023	$(819,709)

Note:

(1)	As a result of differences in the definitions of unrealized losses and unrecognized holding losses, total unrealized losses in the table above will not agree with total gross unrecognized holding losses in the previous September 30, 2009 table. Unrealized losses include OTTI recognized in OCI and gross unrecognized holding gains and losses.

December 31, 2008
	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized		Unrealized		Unrealized
(in thousands)	Value	Losses	Fair Value	Losses	Fair Value	Losses
Total private label MBS	$-	$-	$18,089	$(14,543)	$18,089	$(14,543)

Securities Transferred.  On September 30, 2009, the Bank transferred certain private label MBS from its held-to-maturity investment portfolio to the available-for-sale investment portfolio. The private label MBS transferred had an OTTI recognized during the quarter ended September 30, 2009, which the Bank believes constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transferred the securities to the available-for-sale portfolio to increase financial flexibility to sell these securities if management determines it is prudent to do so. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell the securities. The Bank made similar transfers on June 30, 2009. The following table presents information on private label MBS transferred during 2009 as of each transfer date.

			Gross	Gross
		OTTI	Unrecognized	Unrecognized
	Amortized	Recognized	Holding	Holding
(in thousands)	Cost	in OCI	Gains	Losses	Fair Value
September 30, 2009 transfers	$1,047,646	$(265,690)	$19,161	$-	$801,117
June 30, 2009 transfers	2,035,028	(820,385)	22,435	-	1,237,078

Total 2009 transfers	$3,082,674	$(1,086,075)	$41,596	$-	$2,038,195

Redemption Terms.  As of September 30, 2009, the amortized cost and estimated fair value of the private label MBS in the Bank’s available-for-sale securities portfolio were $3.0 billion and $2.1 billion, respectively. As of December 31, 2008, the balances were $34.2 million and $19.7 million, respectively. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees.

At September 30, 2009, the amortized cost of the Bank’s private label MBS classified as available-for-sale included net purchased discounts of $18.2 million and credit losses of $171.1 million, partially offset by OTTI-related accretion adjustments of $12.7 million. At December 31, 2008, the amortized cost of the Bank’s private label MBS classified as available-for-sale included $2.9 million of OTTI-related discounts determined in accordance with the OTTI guidance effective at December 31, 2008. The increase in total net discounts was due to the transfer of certain other-than-temporarily impaired securities from held-to-maturity to available-for-sale.

Notes to Financial Statements (unaudited) (continued)

Interest Rate Payment Terms.  The following table details interest payment terms for available-for-sale MBS at September 30, 2009 and December 31, 2008.

(in thousands)	September 30, 2009	December 31, 2008
Amortized cost of available-for-sale MBS:
Pass through securities:
Fixed-rate	$1,516,199	$-
Variable-rate	58,576	956
Collateralized mortgage obligations:
Fixed-rate	1,342,672	-
Variable-rate	33,285	33,240

Total available-for-sale MBS	$2,950,732	$34,196

Note:  Certain MBS securities have a fixed-rate component for a specified period of time, then have a rate reset on a given date. Examples of this type of instrument would include securities supported by underlying 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages (ARMs). For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is then considered to be variable-rate.

Realized Gains and Losses.  There were no sales of available-for-sale securities and, therefore, no realized gains or losses on sales for the three and nine months ended September 30, 2009 and 2008.

Notes to Financial Statements (unaudited) (continued)

Note 5 – Held-to-Maturity Securities

The following tables present held-to-maturity securities as of September 30, 2009 and December 31, 2008.

	September 30, 2009
				Gross	Gross
		OTTI		Unrecognized	Unrecognized
	Amortized	Recognized	Carrying	Holding	Holding
(in thousands)	Cost(1)	in OCI(2)	Value(3)	Gains(4)	Losses(4)	Fair Value
Certificates of deposit(5)	$4,150,000	$-	$4,150,000	$806	$(62)	$4,150,744
Government-sponsored enterprises	181,511	-	181,511	1,936	-	183,447
State or local agency obligations	627,774	-	627,774	18,814	(31,228)	615,360

	4,959,285	-	4,959,285	21,556	(31,290)	4,949,551
MBS:
U.S. agency	985,610	-	985,610	2,055	(2,935)	984,730
Government-sponsored enterprises	1,426,340	-	1,426,340	57,968	(4,283)	1,480,025
Private label MBS:
Private label residential	4,121,143	(24,007)	4,097,136	11,742	(498,631)	3,610,247
Private label HELOC	49,492	-	49,492	-	(30,019)	19,473

Total private label MBS	4,170,635	(24,007)	4,146,628	11,742	(528,650)	3,629,720

Total MBS	6,582,585	(24,007)	6,558,578	71,765	(535,868)	6,094,475

Total held-to-maturity securities	$11,541,870	$(24,007)	$11,517,863	$93,321	$(567,158)	$11,044,026

	December 31, 2008
		Gross Unrealized	Gross Unrealized
(in thousands)	Amortized Cost(1)	Gains(4)	Losses(4)	Fair Value
Certificates of deposit(5)	$2,700,000	$4,488	$-	$2,704,488
Government-sponsored enterprises	954,953	6,217	-	961,170
State or local agency obligations	636,830	9,596	(61,563)	584,863

	4,291,783	20,301	(61,563)	4,250,521
MBS:
U.S. agency	268,948	59	(760)	268,247
Government-sponsored enterprises	1,853,665	28,443	(19,846)	1,862,262
Private label	8,503,649	-	(2,059,338)	6,444,311

Total MBS	10,626,262	28,502	(2,079,944)	8,574,820

Total held-to-maturity securities	$14,918,045	$48,803	$(2,141,507)	$12,825,341

Notes:

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).

(2)	Represents the noncredit portion of an OTTI recognized during the life of the security, less related accretion.

(3)	In accordance with the amended OTTI guidance, carrying value of held-to-maturity represents amortized cost after adjustment for noncredit related impairment recognized in other comprehensive loss.

(4)	Unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value, while gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.

(5)	Represents certificates of deposit that meet the definition of a security.

Restricted securities related to the Shared Funding Program are classified as held-to-maturity and are included in private label residential MBS as of September 30, 2009 and private label MBS as of December 31, 2008. The

Notes to Financial Statements (unaudited) (continued)

restricted securities had a total amortized cost of $34.8 million and $47.2 million as of September 30, 2009 and December 31, 2008, respectively.

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2009 and December 31, 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2009
	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized		Unrealized		Unrealized
(in thousands)	Value	Losses	Fair Value	Losses	Fair Value	Losses(1)
Certificates of deposit	$449,938	$(62)	$-	$-	$449,938	$(62)
State or local agency obligations	-	-	263,724	(31,228)	263,724	(31,228)
MBS:
U.S. agency	519,176	(2,902)	5,326	(33)	524,502	(2,935)
Government-sponsored enterprises	1,128	(1)	213,087	(4,282)	214,215	(4,283)
Private label:
Private label residential	-	-	3,574,736	(511,594)	3,574,736	(511,594)
Private label HELOC	-	-	19,473	(30,019)	19,473	(30,019)

Total private label MBS	-	-	3,594,209	(541,613)	3,594,209	(541,613)

Total MBS	520,304	(2,903)	3,812,622	(545,928)	4,332,926	(548,831)

Total	$970,242	$(2,965)	$4,076,346	$(577,156)	$5,046,588	$(580,121)

Note:

(1)	As a result of differences in the definitions of unrealized losses and unrecognized holding losses, total unrealized losses in the table above will not agree with gross unrecognized holding losses in the previous September 30, 2009 table. Gross unrecognized holding losses plus OTTI recognized in OCI, less the unrecognized gain associated with certain OTTI securities, equals total gross unrealized loss.

	December 31, 2008
	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized		Unrealized		Unrealized
(in thousands)	Value	Losses	Fair Value	Losses	Fair Value	Losses
State or local agency obligations	$47,230	$(4,090)	$210,882	$(57,473)	$258,112	$(61,563)
MBS:
U.S. agency	86,841	(543)	27,335	(217)	114,176	(760)
Government-sponsored enterprises	203,411	(10,977)	519,862	(8,869)	723,273	(19,846)
Private label	2,414,231	(853,951)	3,699,546	(1,205,387)	6,113,777	(2,059,338)

Total MBS	2,704,483	(865,471)	4,246,743	(1,214,473)	6,951,226	(2,079,944)

Total	$2,751,713	$(869,561)	$4,457,625	$(1,271,946)	$7,209,338	$(2,141,507)

Securities Transferred.  On September 30, 2009, the Bank transferred certain private label MBS from its held-to-maturity investment portfolio to the available-for-sale investment portfolio. The private label MBS transferred had an other-than-temporary impairment loss recognized during the quarter ended September 30, 2009, which the Bank believes constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transferred the securities to the available-for-sale portfolio to increase financial flexibility to sell these securities if management determines it is prudent to do so. The Bank made similar transfers on June 30, 2009. See Note 4 for additional information.

Redemption Terms.  The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

Notes to Financial Statements (unaudited) (continued)

	September 30, 2009			December 31, 2008
(in thousands)	Amortized	Carrying		Amortized	Carrying
Year of Maturity	Cost	Value (1)	Fair Value	Cost (2)	Value (2)	Fair Value
Due in one year or less	$4,306,064	$4,306,064	$4,308,386	$2,800,000	$2,800,000	$2,804,536
Due after one year through five years	78,533	78,533	83,557	885,059	885,059	899,260
Due after five years through ten years	94,081	94,081	95,417	105,209	105,209	106,170
Due after ten years	480,607	480,607	462,191	501,515	501,515	440,555

	4,959,285	4,959,285	4,949,551	4,291,783	4,291,783	4,250,521
MBS	6,582,585	6,558,578	6,094,475	10,626,262	10,626,262	8,574,820

Total	$11,541,870	$11,517,863	$11,044,026	$14,918,045	$14,918,045	$12,825,341

Notes:

(1)	In accordance with the amended OTTI guidance, carrying value of held-to-maturity securities represents amortized cost after adjustment for noncredit losses recognized in AOCI.

(2)	At December 31, 2008, carrying value equaled amortized cost.

At September 30, 2009, the amortized cost of the Bank’s private label MBS classified as held-to-maturity included net purchased discounts of $46.4 million and credit losses of $2.1 million, partially offset by OTTI-related accretion adjustments of $228 thousand. At December 31, 2008, the amortized cost of the Bank’s private label MBS classified as held-to-maturity included net purchased discounts of $80.4 million and $263.1 million of OTTI-related discounts determined in accordance with the OTTI guidance effective at December 31, 2008. The decrease in total net discounts was due to the transfers of certain other-than-temporarily impaired securities from held-to-maturity to available-for-sale at June 30, 2009 and September 30, 2009 as well as the adoption of the amended OTTI guidance effective January 1, 2009.

Interest Rate Payment Terms.  The following table details interest rate payment terms for held-to-maturity securities at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(in thousands)	2009	2008
Amortized cost of held-to-maturity securities other than MBS:
Fixed-rate	$4,487,434	$3,815,779
Variable-rate	471,851	476,004

	4,959,285	4,291,783
Amortized cost of held-to-maturity MBS:
Pass through securities:
Fixed-rate	1,655,291	4,552,525
Variable-rate	1,160,884	581,359
Collateralized mortgage obligations:
Fixed-rate	2,784,990	5,057,353
Variable-rate	981,420	435,025

	6,582,585	10,626,262

Total amortized cost of held-to-maturity securities	$11,541,870	$14,918,045

Note: Certain MBS securities have a fixed-rate component for a specified period of time, then have a rate reset on a given date. Examples of this type of instrument would include securities supported by underlying 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages (ARMs). For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is then considered to be variable-rate.

Realized Gains and Losses.  There were no sales of held-to-maturity securities and, therefore, no realized gains or losses on sales for the three and nine months ended September 30, 2009 and 2008.

Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future, as noted above in the Securities Transferred discussion. Thus, the sale or transfer of a held-to-maturity security due to certain changes in

Notes to Financial Statements (unaudited) (continued)

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

Note 6 – Other-Than-Temporary Impairment Analysis

The Bank evaluates its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for OTTI on a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For securities that meet neither of these conditions, the Bank performs analysis to determine if any of these securities will incur a credit loss.

For state or local housing finance agency obligations, the Bank has determined that all unrealized losses reflected above are temporary given the creditworthiness of the issuers and the underlying collateral.

The Bank invests in MBS, which are rated AAA at the time of purchase with the exception of one of the restricted securities related to the Shared Funding Program. This security was rated AA at the time of purchase. Each MBS may contain one or more forms of credit protection/enhancements, including but not limited to guarantee of principal and interest, subordination, over-collateralization, and excess interest and insurance wrap.

For agency MBS, the Bank has determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of September 30, 2009, all of the gross unrealized losses on its agency MBS are temporary.

To support consistency among the FHLBanks, beginning in the first quarter of 2009, the Bank has completed its OTTI analysis primarily using key modeling assumptions that are consistent with the FHLBank System. Beginning in the second quarter of 2009, these assumptions were provided by the FHLBanks’ OTTI Governance Committee for the majority of its private label RMBS and HELOC investments. Certain private label MBS backed by multi-family and commercial real estate loans, HELOCs, manufactured housing loans and other securities that were not able to be cash flow tested were outside of the scope of the FHLBanks’ OTTI Governance Committee and were analyzed for OTTI by the Bank. Beginning with the third quarter of 2009, the Bank now models 100 percent of its private label MBS portfolio, other than those securities discussed above, for purposes of OTTI cash flow analysis, using the FHLBanks’ common platform and approved assumptions. For certain private label MBS where underlying collateral data is not available, alternate procedures are used by the Bank to assess these securities for OTTI.

To assess whether the entire amortized cost bases of its private label residential MBS will be recovered, the Bank performed a cash flow analysis or alternative procedures. In performing the cash flow analysis for each of these securities classified as prime, Alt-A and subprime, the Bank used two third party models. The first model considered borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes which were forecasted for the relevant states and core-based statistical areas (CBSAs), based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0% to 20% over the next nine to fifteen months. Thereafter, home prices are projected to remain flat for the first six months, then increase 0.5% in the next six months, 3% in the second year and 4% in each subsequent year.

Notes to Financial Statements (unaudited) (continued)

The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The Bank’s cash flow analysis of HELOCs and other securities evaluated using alternate procedures was not significant to the results of the Bank and are not disclosed. The scenario of cash flows determined based on the modeling approach described above reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

For those securities for which an OTTI was determined to have occurred during third quarter 2009 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended September 30, 2009. The CUSIP classification (Prime, Alt-A and subprime) is based on the model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance. Securities classified as Prime at issuance, but experiencing poor performance based on delinquency rates of the underlying collateral pool, are modeled as Alt-A. Estimating cash flows of Prime securities with Alt-A assumptions increased the projected losses on certain CUSIPs.

	Significant Inputs
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement

Year of	Weighted		Weighted		Weighted		Weighted
Securitization	Avg %	Range %	Avg %	Range %	Avg %	Range %	Avg %	Range %

Prime:
2007	14.4	10.2-17.0	13.9	9.0-20.8	43.8	36.5-48.5	7.5	6.6-8.5
2006	9.8	5.9-12.6	8.9	6.1-12.7	40.5	27.7-54.1	6.1	4.0-8.3
2005	11.4	n/a	2.4	n/a	44.1	n/a	4.9	n/a

	12.7	5.9-17.0	11.4	2.4-20.8	42.8	27.7-54.1	6.8	4.0-8.5
Alt-A:
2007	11.0	10.2-12.1	48.1	28.6-57.2	43.9	40.5-50.8	9.1	4.4-16.2
2006	12.0	7.8-15.0	38.9	8.2-73.8	41.3	23.4-51.2	9.3	3.9-11.9
2005	10.5	8.5-13.1	27.2	19.5-42.4	37.7	30.7-49.4	6.9	5.3-9.7
2004 and prior	13.3	n/a	3.0	n/a	9.7	n/a	4.5	n/a

	11.4	7.8-15.0	41.6	3.0-73.8	41.9	9.7-51.2	8.9	3.9-16.2
Subprime:
2004 and prior	10.1	n/a	40.1	n/a	81.6	n/a	17.9	n/a

Total	11.9	5.9-17.0	29.1	2.4-73.8	42.3	9.7-81.6	8.0	3.9-17.9

n/a - not applicable

Notes to Financial Statements (unaudited) (continued)

The table below summarizes the Bank’s investment securities for which an OTTI has been recognized during the three months ended September 30, 2009. All held-to-maturity securities that had an OTTI credit loss in either the second or third quarter of 2009 were transferred to available-for-sale and are reported as such in the table below.

	Held-to-Maturity Securities				Available-for-Sale Securities
	Unpaid				Unpaid
	Principal	Amortized	Carrying	Fair	Principal	Amortized	Fair
(in thousands)	Balance	Cost	Value	Value	Balance	Cost	Value
Private label RMBS
Prime	$-	$-	$-	$-	$1,743,838	$1,677,318	$1,262,152
Alt-A	-	-	-	-	1,260,491	1,154,517	792,264
Subprime	-	-	-	-	3,236	2,907	1,501
Private label HELOCs	-	-	-	-	-	-	-

Total OTTI securities	-	-	-	-	3,007,565	2,834,742	2,055,917

Private label MBS not OTTI	4,199,002	4,170,635	4,146,628	3,629,720	119,775	115,990	75,106

Total private label MBS	$4,199,002	$4,170,635	$4,146,628	$3,629,720	$3,127,340	$2,950,732	$2,131,023

The table below summarizes the Bank’s investment securities for which an OTTI has been recognized during the life of the security as of September 30, 2009.

	Held-to-Maturity Securities				Available-for-Sale Securities
	Unpaid				Unpaid
	Principal	Amortized	Carrying	Fair	Principal	Amortized	Fair
(in thousands)	Balance	Cost(1)	Value(2)	Value	Balance	Cost(1)	Value
Private label RMBS:
Prime	$-	$-	$-	$-	$1,743,838	$1,677,318	$1,262,152
Alt-A	47,000	45,466	21,459	32,503	1,348,959	1,239,205	849,688
Subprime	-	-	-	-	3,236	2,907	1,501
Private label HELOCs	-	-	-	-	3,784	3,782	1,479

Total OTTI securities	47,000	45,466	21,459	32,503	3,099,817	2,923,212	2,114,820

Private label MBS not OTTI	4,152,002	4,125,169	4,125,169	3,597,217	27,523	27,520	16,203

Total private label MBS	$4,199,002	$4,170,635	$4,146,628	$3,629,720	$3,127,340	$2,950,732	$2,131,023

Notes:

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).
(2)	In accordance with the amended OTTI guidance, carrying value of held-to-maturity represents amortized cost after adjustment for noncredit related impairment recognized in other comprehensive loss.

The remainder of the private label MBS investment securities portfolio has experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining investment securities in an unrealized loss position and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery.

Notes to Financial Statements (unaudited) (continued)

The table below summarizes the impact of OTTI credit losses recorded on investment securities for the three and nine months ended September 30, 2009.

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2009
		OTTI			OTTI
	OTTI	Related to Net	Total	OTTI	Related to Net	Total
	Related to	Noncredit	OTTI	Related to	Noncredit	OTTI
(in thousands)	Credit Loss	Loss	Losses	Credit Loss	Loss	Losses
Private label RMBS:
- Prime	$(42,370)	$(119,743)	$(162,113)	$(60,895)	$(505,165)	$(566,060)
- Alt-A	(50,917)	22,519	(28,398)	(101,926)	(305,679)	(407,605)
- Subprime	(57)	57	-	(348)	(1,548)	(1,896)

Total OTTI on private label MBS	$(93,344)	$(97,167)	$(190,511)	$(163,169)	$(812,392)	$(975,561)

The following table presents the rollforward of the amounts related to credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI.

	For the Three	For the Nine
	Months Ended	Months Ended
(in thousands)	September 30, 2009	September 30, 2009
Balance at the beginning of the period	$79,864	$10,039	(1)
Additions:
Credit losses for which OTTI was not previously recognized	2,826	103,614
Additional OTTI credit losses for which an OTTI charge was previously recognized(2)	90,518	59,555
Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(3)	206	206

Balance at the end of the period	$173,002	$173,002

Notes:

(1)	The Bank adopted the amended OTTI guidance as of January 1, 2009 and recognized the cumulative effect of initially applying this guidance, totaling $255.9 million, as an adjustment to retained earnings at January 1, 2009, with a corresponding offsetting adjustment to AOCI.
(2)	For the three months ended September 30, 2009, OTTI “previously recognized” represents securities that were impaired prior to July 1, 2009. For the nine months ended September 30, 2009, OTTI “previously recognized” represents securities that were impaired prior to January 1, 2009
(3)	This represents the increase in cash flows recognized in interest income during the period.

Notes to Financial Statements (unaudited) (continued)

Note 7 – Loans to Members

Redemption Terms.  At September 30, 2009, the Bank had loans to members outstanding including AHP loans at interest rates ranging from 0% to 8.56% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.5%.

	September 30, 2009		December 31, 2008
		Weighted		Weighted
(dollars in thousands)		Average		Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in 1 year or less	$16,962,177	2.98%	$22,032,873	2.46%
Due after 1 year through 2 years	6,770,972	3.50%	12,337,582	4.47%
Due after 2 years through 3 years	3,300,588	3.48%	5,504,010	3.64%
Due after 3 years through 4 years	3,622,003	3.84%	4,916,316	3.68%
Due after 4 years through 5 years	1,148,136	4.40%	4,099,048	3.79%
Due after 5 years through 6 years	1,971,532	5.25%	1,550,681	5.00%
Thereafter	5,847,537	5.11%	9,124,890	5.22%

Total par value	39,622,945	3.66%	59,565,400	3.66%

Discount on AHP loans to members	(956)		(1,097)
Deferred prepayment fees	(28)		(102)
Hedging adjustments	1,741,470		2,589,240

Total book value	$41,363,431		$62,153,441

Index amortizing loans require repayment according to predetermined amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index amortizing loan to member extends (contracts).

The Bank offers loans to members that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (returnable loans). Other loans to members may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At September 30, 2009 and December 31, 2008, the Bank had returnable loans of $30.0 million and $3.6 billion, respectively. The following table summarizes loans to members by year of contractual maturity or next call date for returnable loans to members.

(in thousands)	September 30,	December 31,
Year of Contractual Maturity or Next Call Date	2009	2008
Due in 1 year or less	$16,992,177	$25,607,873
Due after 1 year through 2 years	6,770,972	12,147,582
Due after 2 years through 3 years	3,300,588	5,349,010
Due after 3 years through 4 years	3,620,003	4,514,316
Due after 4 years through 5 years	1,130,136	3,224,048
Due after 5 years through 6 years	1,971,532	1,457,681
Thereafter	5,837,537	7,264,890

Total par value	$39,622,945	$59,565,400

The Bank also offers convertible loans. With a convertible loan, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed loan, which the Bank normally would exercise when interest rates increase, and offering a floating-rate loan. At September 30, 2009 and December 31, 2008, the Bank had convertible loans outstanding of $6.9 billion and $7.4 billion,

Notes to Financial Statements (unaudited) (continued)

respectively. The following table summarizes loans to members by year of contractual maturity or next convertible date for convertible loans.

(in thousands)	September 30,	December 31,
Year of Contractual Maturity or Next Convertible Date	2009	2008
Due in 1 year or less	$22,376,127	$28,169,793
Due after 1 year through 2 years	6,062,372	11,368,362
Due after 2 years through 3 years	2,656,988	5,084,560
Due after 3 years through 4 years	2,883,503	4,156,316
Due after 4 years through 5 years	932,386	3,424,048
Due after 5 years through 6 years	1,668,532	1,289,431
Thereafter	3,043,037	6,072,890

Total par value	$39,622,945	$59,565,400

Credit Risk.  The Bank has never experienced a credit loss on a loan to a member. The management of the Bank has policies and procedures in place to manage credit risk. Accordingly, the Bank has not provided any allowances for credit losses on loans to members.

The Bank’s potential credit risk from loans to members is concentrated in commercial banks and thrift institutions. As of September 30, 2009, the Bank had loans to members of $25.1 billion outstanding to the five largest borrowers, which represented 63.2% of total loans outstanding. Of these five, three each had outstanding loan balances in excess of 10% of the total portfolio at September 30, 2009. As of December 31, 2008, the Bank had loans to members of $37.6 billion outstanding to the five largest borrowers, which represented 63.2% of total loans outstanding. Of these five, three each had outstanding loan balances in excess of 10% of the total portfolio at December 31, 2008. The Bank held sufficient collateral to secure loans to members and the Bank does not expect to incur any losses on these loans. See Note 12 for further information on transactions with related parties.

Interest Rate Payment Terms.  The following table details interest rate payment terms for loans to members.

	September 30,	December 31,
(in thousands)	2009	2008
Fixed rate – overnight	$65,049	$2,269,643
Fixed rate – term:
Due in 1 year or less	16,749,198	19,435,466
Thereafter	19,168,553	30,627,579
Variable-rate:
Due in 1 year or less	147,930	327,763
Thereafter	3,492,215	6,904,949

Total par value	$39,622,945	$59,565,400

Note 8 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans which it purchases from its participating members. The total loans represent held-for-portfolio loans under the MPF Program whereby the Bank’s members originate, service, and credit enhance residential mortgage loans that are then sold to the Bank. In the past, the Bank has sold participation interests in some of its MPF Program loans to other FHLBanks and purchased participation interests from other FHLBanks. See Note 12 for further information regarding transactions with related parties.

Notes to Financial Statements (unaudited) (continued)

The following table presents information as of September 30, 2009 and December 31, 2008 on mortgage loans held for portfolio.

	September 30,	December 31,
(in thousands)	2009	2008
Fixed medium-term single-family mortgages(1)	$923,976	$1,067,503
Fixed long-term single-family mortgages(1)	4,377,512	5,049,825

Total par value	5,301,488	$6,117,328

Premiums	49,681	60,596
Discounts	(19,618)	(22,375)
Hedging adjustments	15,095	14,018

Total mortgage loans held for portfolio	$5,346,646	$6,169,567

Note:

(1) Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity.

	September 30,	December 31,
(in thousands)	2009	2008
Government-guaranteed/insured loans	$410,990	$449,416
Conventional loans	4,890,498	5,667,912

Total par value	$5,301,488	$6,117,328

Year of maturity
Due within one year	$17	$21
Due after one year through five years	4,851	4,313
Due after five years	5,296,620	6,112,994

Total par value	$5,301,488	$6,117,328

Note 9 – Derivatives and Hedging Activities

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

The most common ways in which the Bank uses derivatives are to:

•	reduce interest-rate sensitivity and repricing gaps of assets and liabilities;

•	reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

•	preserve a favorable interest-rate spread between the yield of an asset (e.g., a loan to member) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the loan to member). Without the

Notes to Financial Statements (unaudited) (continued)

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

Interest-Rate Swaps.  An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate for the same period of time. The variable rate received by the Bank in most interest-rate exchange agreements is LIBOR.

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

Application of Interest-Rate Exchange Agreements.  The Bank uses these derivatives to adjust the effective maturity, repricing frequency or option characteristics of financial instruments in order to achieve risk management and funding objectives. Derivative financial instruments are used by the Bank in three ways:

•	by designating them as a fair-value or cash-flow hedge of an associated financial instrument, a firm commitment or an anticipated transaction;

•	in asset/liability management (i.e.,“economic” hedges that do not qualify for hedge accounting); or

•	by acting as an intermediary.

Notes to Financial Statements (unaudited) (continued)

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

Types of Assets and Liabilities Hedged.  The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to (1) assets and liabilities on the Statement of Condition, (2) firm commitments, or (3) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and on a monthly basis) whether the derivatives that it uses in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges.

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

For instance, in a typical transaction, fixed-rate consolidated obligations are issued by the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows designed to mirror, in timing and amount, the cash outflows that the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate loans to members (typically one- or three-month LIBOR). The fixed-rate consolidated obligation and matching derivative are treated as fair-value hedges. The Bank may issue variable-rate consolidated obligation – bonds indexed to LIBOR, the U.S. Prime rate, or Federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt. Basis risk represents the risk that changes to one interest rate index will not perfectly offset changes to another interest rate index.

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

Loans to Members.  The Bank offers a wide array of loans to members structured to meet members’ funding needs. These loans to members may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of loans to members in order to more closely match the characteristics of the funding liabilities. In general, whenever a member executes a fixed-rate loan to member or a variable-rate loan to member with embedded options, the Bank may simultaneously execute a derivative with terms that offset the terms and embedded options in the loan to member. For example, the Bank may hedge a fixed-rate loan to member with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate loans to members to variable-rate. This type of hedge is treated as a fair-value hedge.

When issuing convertible loans to members, the Bank may purchase put options from a member that allow the FHLBank to convert the loan from a fixed rate to a variable rate if interest rates increase. A convertible loan to member carries an interest rate lower than a comparable-maturity fixed-rate loan to member that does not have the conversion feature. With a putable loan to member, the Bank effectively purchases a put option from the member

Notes to Financial Statements (unaudited) (continued)

that allows the Bank to put or extinguish the fixed-rate loan to member, which the Bank normally would exercise when interest rates increase, and the borrower may elect to enter into a new loan. The Bank may hedge these loans to members by entering into a cancelable interest-rate swap.

Mortgage Loans.  The Bank invests in fixed-rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest-rate and prepayment risks associated with mortgages through a combination of debt issuance and, at times, derivatives.

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

The Bank may also hedge a firm commitment for a forward starting loan to member through the use of an interest-rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent loan to member. Because the firm commitment ends at the same exact time that the loan to member is settled, the basis movement associated with the firm commitment is effectively rolled into the basis of the loan to member.

Investments.  The Bank primarily invests in U.S. agency obligations, MBS, and the taxable portion of state or local housing finance agency obligations, which may be classified as held-to-maturity, available-for-sale or trading securities. The interest-rate and prepayment risks associated with these investment securities is managed through a combination of debt issuance and from time to time, derivatives. The Bank may manage the prepayment and interest rate risks by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The Bank may manage duration risk by funding investment securities with consolidated obligations that contain call features. The Bank may also manage the risk arising from changing market prices and volatility of investment securities by matching the cash outflow on the interest-rate exchange agreements with the cash inflow on the investment securities. The derivatives held by the Bank that may be associated with trading and available-for-sale securities, carried at fair value, and held-to-maturity securities, carried at amortized cost, are designated as economic hedges. The changes in fair values of these derivatives are recorded in current-period earnings.

Anticipated Debt Issuance.  The Bank may enter into interest-rate swaps for the anticipated issuance of fixed-rate consolidated obligations–bonds to lock in the cost of funding. The interest-rate swap is terminated upon issuance of the fixed-rate consolidated obligations–bond, with the realized gain or loss on the interest-rate swap recorded in other comprehensive income (loss). Realized gains and losses reported in AOCI are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed-rate consolidated obligations–bonds.

Intermediation.  To meet the asset/liability management needs of members, the Bank may enter into interest-rate exchange agreements with members and offsetting interest-rate exchange agreements with other counterparties. Under these agreements, the Bank acts as an intermediary between members and other counterparties. This intermediation grants smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank.

Managing Credit Risk on Derivatives.  The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies

Notes to Financial Statements (unaudited) (continued)

and regulations. The recent deterioration in the credit/financial markets has heightened the Bank’s awareness of derivative default risk. In response, the Bank has created a task force which has worked toward lessening this risk by (1) attempting to negotiate revised ISDA Master Agreement terms, when necessary, that should help to mitigate losses in the event of a counterparty default and (2) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts. The Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty and do not permit rehypothecation.

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

At September 30, 2009 and December 31, 2008, the Bank’s maximum credit risk, as defined above, was approximately $12.2 million and $38.7 million, respectively. These totals include $3.9 million and $10.2 million of net accrued interest receivable, respectively. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held no cash collateral at September 30, 2009 compared to $9.8 million of cash collateral at December 31, 2008. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at September 30, 2009 was $1.4 billion for which the Bank has posted cash and securities collateral with a fair value of approximately $0.9 billion in the normal course of business. If the Bank’s credit ratings had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $324.0 million of collateral to its derivative counterparties at September 30, 2009. However, the Bank’s credit ratings have not changed during the previous 12 months.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 14 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivative dealer and thus does not trade derivatives for short-term profit.

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

Notes to Financial Statements (unaudited) (continued)

The following tables summarize the notional and fair value of derivative instruments as of September 30, 2009 and December 31, 2008. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	September 30, 2009
	Notional
	Amount of	Derivative	Derivative
(in thousands)	Derivatives	Assets	Liabilities
Derivatives in hedge accounting relationships
Interest rate swaps	$50,564,973	$522,577	$1,876,635

Total derivatives in hedge accounting relationships	$50,564,973	$522,577	$1,876,635

Derivatives not in hedge accounting relationships
Interest rate swaps	$264,662	$2,900	$2,040
Interest rate caps or floors	885,750	6,864	1,184
Mortgage delivery commitments	12,693	180

Total derivatives not in hedge accounting relationships	$1,163,105	$9,944	$3,224

Total derivatives before netting and collateral adjustments	$51,728,078	$532,521	$1,879,859

Netting adjustments		(520,336)	(520,336)
Cash collateral and related accrued interest		-	(624,987)

Total collateral and netting adjustments(1)		(520,336)	(1,145,323)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$12,185	$734,536

Notes to Financial Statements (unaudited) (continued)

	December 31, 2008
	Notional
	Amount of	Derivative	Derivatives
(in thousands)	Derivative	Assets	Liabilities
Derivatives in hedge accounting relationships
Interest rate swaps	$57,813,315	$907,940	$2,655,150

Total derivatives in hedge accounting relationships	$57,813,315	$907,940	$2,655,150

Derivatives not in hedge accounting relationships
Interest rate swaps	$553,836	$155	$5,704
Interest rate caps or floors	225,000	3,379	-
Mortgage delivery commitments	31,206	427	1

Total derivatives not in hedge accounting relationships	$810,042	$3,961	$5,705

Total derivatives before netting and collateral adjustments	$58,623,357	$911,901	$2,660,855

Netting adjustments		(873,183)	(873,183)
Cash collateral and related accrued interest		(9,830)	(1,432,658)

Total collateral and netting adjustments(1)		$(883,013)	$(2,305,841)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$28,888	$355,014

Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (unaudited) (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Operations.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(in thousands)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Derivatives and hedged items in fair value hedging relationships
Interest rate swaps	$(4,318)	$(10,019)	$6,003	$(4,621)

Total net gain (loss) related to fair value hedge Ineffectiveness	(4,318)	(10,019)	6,003	(4,621)

Derivatives not designated as hedging instruments under hedge accounting
Economic hedges
Interest rate swaps	26	70,207	2,776	70,480
Interest rate swaptions	-	-	-	(108)
Interest rate caps or floors	(1,939)	84	(4,878)	(613)
Net interest settlements	127	(1,180)	(2,167)	(2,076)
Mortgage delivery commitments	1,352	348	4,366	(125)
Intermediary transactions
Interest rate swaps	25	-	25	(1)
Other	246	11,992	619	12,151

Total net gain (loss) related to derivatives not designated as hedging instruments under hedge accounting	(163)	81,451	741	79,708

Net gains (losses) on derivatives and hedging activities	$(4,481)	$71,432	$6,744	$75,087

Notes to Financial Statements (unaudited) (continued)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2009.

				Effect of
			Net Fair	Derivatives on
	Gain/(Loss) on	Gain/(Loss) on	Value Hedge	Net Interest
(in thousands)	Derivative	Hedged Item	Ineffectiveness	Income(1)
For the three months ended September 30, 2009:
Hedged item type:
Loans to members	$(86,917)	$78,048	$(8,869)	$(275,904)
Consolidated obligations - bonds	17,435	(12,884)	4,551	110,363

Total	$(69,482)	$65,164	$(4,318)	$(165,541)

For the nine months ended September 30, 2009:
Hedged item type:
Loans to members	$813,257	$(831,324)	$(18,067)	$(808,667)
Consolidated obligations - bonds	(164,497)	188,567	24,070	314,970

Total	$648,760	$(642,757)	$6,003	$(493,697)

Note:

(1)	Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2008.

				Effect of
			Net Fair Value	Derivatives on
	Gain/(Loss) on	Gain/(Loss) on	Hedge	Net Interest
(in thousands)	Derivative	Hedged Item	Ineffectiveness	Income(1)
For the three months ended September 30, 2008:
Hedged item type:
Loans to members	$(89,897)	$46,252	$(43,645)	$(189,543)
Consolidated obligations - bonds	11,906	21,720	33,626	99,896

Total	$(77,991)	$67,972	$(10,019)	$(89,647)

For the nine months ended September 30, 2008:
Hedged item type:
Loans to members	$(49,051)	$1,105	$(47,946)	$(428,292)
Consolidated obligations - bonds	(22,208)	65,533	43,325	247,340

Total	$(71,259)	$66,638	$(4,621)	$(180,952)

Note:

(1)	Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

Notes to Financial Statements (unaudited) (continued)

The Bank had no active cash flow hedging relationships during the three or nine months ended September 30, 2009 and 2008. The losses reclassified from AOCI into income for the effective portion of the previously terminated cash flow hedges are presented in the tables below for the three and nine months ended September 30, 2009 and 2008. This activity was reported in Interest Expense – Consolidated Obligation-Bonds in the Bank’s Statement of Operations.

Losses Reclassified from AOCI
(in thousands)	into Income
For the three months ended September 30, 2009	$(478)
For the nine months ended September 30, 2009	(1,171)
For the three months ended September 30, 2008	(152)
For the nine months ended September 30, 2008	(1,951)

As of September 30, 2009, the deferred net gains on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months are not material.

Note 10 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 15 to the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

The following table details interest rate payment terms for consolidated obligation bonds as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(in thousands)	2009	2008
Par value of consolidated bonds:
Fixed-rate	$41,700,326	$43,003,621
Step-up	20,000	470,000
Floating-rate	6,880,000	16,615,000
Zero coupon	-	1,728,000
Range bonds	-	210,000
Conversion bonds:
Fixed to floating	-	15,000
Floating to fixed	15,000	25,000

Total par value	$48,615,326	$62,066,621

Bond premiums	27,095	36,142
Bond discounts	(27,521)	(1,312,533)
Hedging adjustments	407,391	608,457

Total book value	$49,022,291	$61,398,687

Notes to Financial Statements (unaudited) (continued)

Maturity Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(dollars in thousands)		Weighted Average		Weighted Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in 1 year or less	$23,946,000	1.43%	$27,669,100	3.04%
Due after 1 year through 2 years	6,563,000	2.60%	6,663,000	3.97%
Due after 2 years through 3 years	3,189,500	3.64%	4,723,000	3.95%
Due after 3 years through 4 years	4,071,500	4.48%	4,415,000	4.84%
Due after 4 years through 5 years	1,669,500	4.84%	4,017,000	4.56%
Thereafter	5,086,500	4.86%	9,496,500	4.11%
Index amortizing notes	4,089,326	5.02%	5,083,021	4.98%

Total par value	$48,615,326	2.76%	$62,066,621	3.76%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(in thousands)	2009	2008
Par value of consolidated bonds:
Noncallable	$41,756,826	$47,755,121
Callable	6,858,500	14,311,500

Total par value	$48,615,326	$62,066,621

The following table summarizes consolidated obligation bonds outstanding by year of contractual maturity or next call date as of September 30, 2009 and December 31, 2008.

(in thousands)	September 30,	December 31,
Year of Contractual Maturity or Next Call Date	2009	2008
Due in 1 year or less	$28,902,000	$37,683,100
Due after 1 year through 2 years	7,928,000	9,610,000
Due after 2 years through 3 years	2,336,500	3,424,000
Due after 3 years through 4 years	2,517,500	1,865,000
Due after 4 years through 5 years	904,500	1,865,000
Thereafter	1,937,500	2,536,500
Index amortizing notes	4,089,326	5,083,021

Total par value	$48,615,326	$62,066,621

Consolidated Discount Notes.  Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s participation in consolidated discount notes, all of which are due within one year, as of September 30, 2009 and December 31, 2008.

	September 30,	December 31,
(dollars in thousands)	2009	2008
Book value	$11,462,523	$22,864,284
Par value	11,465,000	22,883,813
Weighted average interest rate	0.15%	0.90%

See Note 14 for discussion regarding the Bank’s Lending Agreement with the U.S. Treasury.

Notes to Financial Statements (unaudited) (continued)

Note 11 – Capital

The following table demonstrates that the Bank is in compliance with its regulatory capital requirements at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$3,182,084	$4,415,868	$3,923,143	$4,156,856
Total capital-to-asset ratio	4.0%	6.6%	4.0%	4.6%
Total regulatory capital	$2,660,423	$4,416,362	$3,632,237	$4,170,882
Leverage ratio	5.0%	10.0%	5.0%	6.9%
Leverage capital	$3,325,529	$6,624,296	$4,540,296	$6,249,310

On September 30, 2009, the Bank received final notification that it was considered adequately capitalized for the quarter ended June 30, 2009; however, the Finance Agency did express concern regarding the ratio of the Bank’s level of AOCI to retained earnings, the potential impact of redemption of excess capital stock and the limited growth potential for loans to members. On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. See the “Legislative and Regulatory Developments” discussion in Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q for additional information regarding the terms of the Interim Final Regulation.

Capital Concentrations.  The following table presents member holdings of 10% or more of the Bank’s total capital stock outstanding as of September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
(dollars in thousands)		Percent of		Percent of
Member	Capital Stock	Total(2)	Capital Stock	Total(2)
Sovereign Bank, Reading PA	$644,438	16.0	$644,438	16.2
Ally Bank, Midvale, UT(1)	496,090	12.3	496,090	12.4
ING Bank, FSB, Wilmington, DE	478,637	11.9	478,637	12.0
PNC Bank, N.A.	442,417	11.0	442,417	11.1
Notes:

(1)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.
(2)	Total capital stock includes mandatorily redeemable capital stock. None of the members above had any mandatorily redeemable stock at September 30, 2009 or December 31, 2008.

The Bank suspended excess capital stock repurchases in December 2008; therefore, the capital stock balances for the members presented above did not decline from December 31, 2008 to September 30, 2009. In addition, the members noted above did not increase their borrowings with the Bank during the first nine months of 2009, and therefore, additional stock purchases were not required. Members are currently required to purchase Bank stock with a value of 4.75% of member loans outstanding, 4.0% on AMA activity (Master Commitments executed on or after May 1, 2009) and 0.75% of unused borrowing capacity.

At September 30, 2009 and December 31, 2008, the Bank had $8.2 million and $4.7 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the nine months ended September 30, 2009, the Bank did not pay any dividends on mandatorily redeemable capital stock. For the three and nine months ended September 30, 2008, respectively, dividends on mandatorily redeemable capital stock in the amount of $34 thousand and $120 thousand were recorded as interest expense.

As of September 30, 2009, the total mandatorily redeemable capital stock reflected combined balances for seven institutions. One institution was in receivership and one had notified the Bank of its intention to voluntarily redeem its capital stock and withdraw from membership. In addition, one institution’s charter was dissolved, and it was merged into a nonmember. Two institutions were taken over by the FDIC and their charters were dissolved. The

Notes to Financial Statements (unaudited) (continued)

remaining two institutions were merged out of district and are considered nonmembers. These redemptions were not complete as of September 30, 2009. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption.

	September 30,	December 31,
(in thousands)	2009	2008
Due in 1 year or less	$3,450	$667
Due after 1 year through 2 years	11	3,899
Due after 2 years through 3 years	6	11
Due after 3 years through 4 years	93	6
Due after 4 years through 5 years	4,637	94
Thereafter	2	7

Total	$8,199	$4,684

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a nonmember (former member that withdrew from membership, merged into a nonmember or was otherwise acquired by a nonmember).

Effective December 23, 2008, repurchases of excess capital stock were suspended until further notice. The Bank’s repurchases of capital stock related to out-of-district mergers were $53.7 million for the nine months ended September 30, 2008. There were no repurchases of capital stock during 2009.

The following table provides the number of stockholders and the related dollar amounts for activities recorded in mandatorily redeemable stock for the nine months ended September 30, 2009 and 2008.

	2009		2008
	Number of		Number of
(dollars in thousands)	Stockholders	Amount	Stockholders	Amount
Balance, beginning of the year	5	$4,684	3	$3,929
Capital stock subject to mandatory redemption reclassified from equity due to withdrawals, net	3	4,178	1	53,663
Transfer of mandatorily redeemable capital stock to capital stock due to mergers	(1)	(663)	1	92
Redemption of mandatorily redeemable capital stock due to withdrawal	-	-	(1)	(53,663)

Balance, end of the period	7	$8,199	4	$4,021

Additional discussions regarding mandatorily redeemable stock, members’ capital requirements and the restrictions on capital stock redemption can be found in Note 18 to the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

Dividends, Retained Earnings and AOCI.  At September 30, 2009, retained earnings stood at $394.5 million, representing an increase of $224.0 million, or 131.4%, from December 31, 2008. This increase is primarily due to the early adoption of the amended OTTI guidance effective January 1, 2009. This adoption resulted in a $255.9 million increase in retained earnings as a result of a cumulative effect adjustment as of January 1, 2009. Additional information regarding this guidance is available in Note 2 to the unaudited financial statements in this report filed on Form 10-Q.

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

Notes to Financial Statements (unaudited) (continued)

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

The following table summarizes the changes in AOCI for the periods indicated.

	Net		Noncredit	Net
	Unrealized	Noncredit	OTTI	Unrealized	Pension and
	Losses on	OTTI Losses	Losses	Losses on	Post
	Available-	on Available-	on Held-to-	Hedging	Retirement
(in thousands)	for-Sale	for-Sale	Maturity	Activities	Plans	Total
Balances as of December 31, 2007	$(1,921)	$-	$-	$(2,916)	$(1,467)	$(6,304)
Net unrealized loss	(10,745)	-	-	-	-	(10,745)
Reclassification adjustment for losses included in net income	-	-	-	1,940	-	1,940
Other	-	-	-	-	470	470

Balances as of September 30, 2008	$(12,666)	$-	$-	$(976)	$(997)	$(14,639)

Balances as of December 31, 2008	$(14,543)	$-	$-	$(885)	$(1,877)	$(17,305)
Cumulative effect adjustments relating to the amended OTTI guidance	-	(2,842)	(253,119)	-	-	(255,961)
Net unrealized gain (loss)	3,226	163,763	-	-	-	166,989
Noncredit component of OTTI losses	-	(3,941)	(912,203)	-	-	(916,144)
Reclassification adjustment of noncredit OTTI losses included in net income	-	79,107	24,645	-	-	103,752
Accretion of noncredit OTTI losses	-	-	30,595	-	-	30,595
Noncredit OTTI losses and unrecognized gain transferred from held-to-maturity to available-for-sale	-	(1,044,479)	1,086,075	-	-	41,596
Reclassification adjustment for losses included in net income	-	-	-	1,151	-	1,151
Pension and post-retirement benefits	-	-	-	-	97	97

Balances as of September 30, 2009	$(11,317)	$(808,392)	$(24,007)	$266	$(1,780)	$(845,230)

Notes to Financial Statements (unaudited) (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	September 30,	December 31,
(in thousands)	2009	2008
Investments	$419,075	$427,485
Loans to members	25,106,057	34,505,362
Deposits	33,796	15,354
Capital stock	2,139,916	2,260,791
MPF loans	144,379	123,670

The following table summarizes the Statement of Operations effects corresponding to the above related party member balances.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Interest income on investments	$2,468	$2,377	$8,259	$7,558
Interest income on loans to members	310,282	451,311	973,014	1,413,913
Interest expense on deposits	5	3,115	16	8,305
Interest income on MPF loans	2,092	1,756	6,520	5,311

The following table includes the MPF activity of the related party members.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Total MPF loan volume purchased	$2,864	$1,796	$14,549	$6,757

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2009	2008	2009	2008
Servicing fee expense	$142	$75	$404	$200
Interest income on MPF deposits	1	53	3	95

	September 30,	December 31,
(in thousands)	2009	2008
Interest-earning deposits maintained with FHLBank of Chicago	$3,482	$2,393

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. The following table includes gross amounts transacted under these arrangements for the three and nine months ended September 30, 2009 and 2008.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Borrowed from other FHLBanks	$-	$7.4	$-	$20.2
Repaid to other FHLBanks	-	7.4	-	20.2
Loaned to other FHLBanks	-	-	-	-
Repaid by other FHLBanks	-	-	-	500.0

Notes to Financial Statements (unaudited) (continued)

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the nine months ended September 30, 2009, there were no transfers of debt between the Bank and another FHLBank. During the nine months ended September 30, 2008, the Bank assumed the debt of other FHLBanks having a total par value of $300 million and total fair value of $314 million.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the nine months ended September 30, 2009 and 2008. Additional discussions regarding related party transactions including the definition of related parties can be found in Note 20 to the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K.

Note 13 – Estimated Fair Values

The Bank adopted guidance regarding fair value measurement and the fair value option for financial instruments on January 1, 2008. The fair value measurement guidance provides a single definition of fair value, establishes a framework for measuring fair value, and requires expanded disclosures about fair value. This guidance is applied to all fair value measurements, but does not change whether or not an instrument is carried at fair value. The guidance regarding the fair value option for financial instruments provides companies with an option to elect fair value as an alternative measurement method for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. It requires entities to display the fair value of those assets and liabilities for which the company has chosen to use the fair value option on the face of the balance sheet. Under this guidance, fair value is used for both the initial and subsequent measurement of the designated assets, liabilities and commitments, with the changes in fair value recognized in net income. The Bank has not elected the fair value option on any financial assets or liabilities.

The Bank carries trading securities, available-for-sale securities and derivatives at fair value. Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, (i.e., an exit price) in an orderly transaction between market participants at the measurement date. The transaction to sell the asset or transfer the liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. In general, the transaction price will equal the exit price and, therefore, represents the fair value of the asset or liability at initial recognition. In determining whether a transaction price represents the fair value of the asset or liability at initial recognition, the Bank is required to consider factors specific to the asset or liability, the principal or most advantageous market for the asset or liability, and market participants with whom the Bank would transact in that market.

Fair Value Hierarchy.  The fair value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement. Fair value is defined as the price in an orderly transaction between market participants to sell an asset or transfer a liability in the principal (or most advantageous) market for the asset or liability at the measurement date (an exit price). In order to determine the fair value or the exit price, the Bank must determine the unit of account (i.e., item being measured for financial statement purposes), highest and best use, principal market, and market participants. These determinations allow the Bank to define the inputs for fair value and level within the fair value hierarchy.

Outlined below is the application of the fair value hierarchy to the Bank’s financial assets and financial liabilities that are carried at fair value.

Level 1 – defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Certain of the Bank’s trading and available for sale securities, which consist of publicly traded mutual funds, are considered Level 1 instruments.

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

Level 3 – defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those supported by little or no market activity or by the entity’s own assumptions. As a result of the current market conditions and the use of significant unobservable inputs, the private label mortgage-related securities in the Bank’s available-for-sale portfolio are considered Level 3 instruments.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to the Bank as inputs to the models.

Fair Value on a Recurring Basis.  The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at September 30, 2009 and December 31, 2008.

	September 30, 2009
				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets
Trading securities:
Treasury bills	$-	$1,028,726	$-	$-	$1,028,726
TLGP securities	-	250,033	-	-	250,033
Mutual funds offsetting deferred compensation	6,539	-	-	-	6,539
Available-for-sale securities:
Mutual funds offsetting employee benefit plan obligations	2,188	-	-	-	2,188
Private label MBS	-	-	2,131,023	-	2,131,023
Derivative assets	-	532,521	-	(520,336)	12,185

Total assets at fair value	$8,727	$1,811,280	$2,131,023	$(520,336)	$3,430,694

Liabilities
Derivative liabilities	$-	$1,879,859	$-	$(1,145,323)	$734,536

Total liabilities at fair value	$-	$1,879,859	$-	$(1,145,323)	$734,536

	December 31, 2008
				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets:
Trading securities	$6,194	$500,613	$-	$-	$506,807
Available-for-sale securities	-	-	19,653	-	19,653
Derivative assets	-	911,901	-	(883,013)	28,888

Total assets at fair value	$6,194	$1,412,514	$19,653	$(883,013)	$555,348

Liabilities:
Derivative liabilities	$-	$2,660,855	$-	$(2,305,841)	$355,014

Total liabilities at fair value	$-	$2,660,855	$-	$(2,305,841)	$355,014

Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (unaudited) (continued)

For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur. The following tables present a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 and 2008.

	Available-for-Sale	Available-for-Sale
	Securities - Private	Securities - Private
	Label MBS for the	Label MBS for the
	Three Months	Three Months
	Ended	Ended
(in thousands)	September 30, 2009	September 30, 2008
Balance at July 1	$1,252,968	$-
Total gains or losses (realized/unrealized):
Included in net OTTI losses	(81,956)	-
Included in other comprehensive income (loss)	247,451	(956)
Purchase, issuances and settlements	(88,557)	(1,525)
Transfers in and/or out of Level 3	-	28,865
Transfers of OTTI securities from held-to-maturity to available-for-sale	801,117	-

Balance at September 30	$2,131,023	$26,384

Total amount of gains or losses for the three month period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30	$(81,956)	$-

	Available-for-Sale	Available-for-Sale
	Securities - Private	Securities - Private
	Label MBS for the	Label MBS for the
	Nine Months	Nine Months
	Ended	Ended
(in thousands)	September 30, 2009	September 30, 2008
Balance at January 1	$19,653	$24,916
Total gains or losses (realized/unrealized):
Included in net OTTI losses	(81,956)	-
Included in other comprehensive income (loss)	247,737	(2,029)
Purchase, issuances and settlements	(92,606)	(1,834)
Transfers in and/or out of Level 3	-	5,331
Transfers of OTTI securities from held-to-maturity to available-for-sale	2,038,195	-

Balance at September 30	$2,131,023	$26,384

Total amount of gains or losses for the nine month period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30	$(81,956)	$-

Notes to Financial Statements (unaudited) (continued)

During 2009, the Bank transferred certain private label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above. Further details, including the OTTI charges relating to this transfer, are presented in Note 4.

Estimated Fair Values.  The following estimated fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of September 30, 2009 and December 31, 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these estimated fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. In addition to these estimated fair value limitations on specific assets and liabilities, no value has been ascribed to the future business opportunities of the Bank which would be included in an overall valuation of the Bank as a going concern.

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

The Bank changed the methodology used to estimate the fair value of MBS during the quarter ended September 30, 2009. Under the new methodology, the Bank requests prices for all MBS from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prior to the adoption of the new pricing methodology, the Bank used a similar process that utilized three third-party vendors and similar variance thresholds. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of its MBS.

Federal Funds Sold and Loans to Other FHLBanks.  The estimated fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for instruments with similar terms.

Mutual Funds Offsetting Deferred Compensation and Employee Benefit Plan Obligations.  Fair values for publicly traded mutual funds are based on quoted market prices.

Loans to Members.  The Bank determines the estimated fair value of loans to members by calculating the present value of expected future cash flows from the loans and excluding the amount for accrued interest receivable.

Notes to Financial Statements (unaudited) (continued)

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

Consolidated Obligations.  The Bank’s internal valuation model determines fair values of consolidated obligations bonds and discount notes by calculating the present value of expected cash flows using market-based yield curves. Adjustments may be necessary to reflect the FHLBanks’ credit quality when valuing consolidated obligations bonds measured at fair value. Due to the joint and several liability of consolidated obligations, the Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of consolidated obligations. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk. Either no adjustment or an immaterial adjustment was made during the three and nine months ended September 30, 2009, as deemed appropriate by the Bank.

Mandatorily Redeemable Capital Stock.  The fair value of capital stock subject to mandatory redemption is equal to par value. Capital stock can be acquired by members only at par value and may be redeemed or repurchased at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure of the Bank.

Commitments.  The estimated fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at September 30, 2009 and December 31, 2008. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed

Notes to Financial Statements (unaudited) (continued)

rates. The estimated fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Commitments to Extend Credit for Mortgage Loans.  Certain mortgage loan purchase commitments are recorded as derivatives at their fair value.

The carrying value and estimated fair values of the Bank’s financial instruments at September 30, 2009 and December 31, 2008 are presented in the tables below.

Fair Value Summary Table

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated Fair
(in thousands)	Value	Fair Value	Value	Value
Assets
Cash and due from banks	$373,266	$373,266	$67,577	$67,577
Interest-earning deposits	3,482	3,482	5,103,671	5,103,632
Federal funds sold	4,100,000	4,099,979	1,250,000	1,249,981
Trading securities	1,285,298	1,285,298	506,807	506,807
Available-for-sale securities	2,133,211	2,133,211	19,653	19,653
Held-to-maturity securities	11,517,863	11,044,026	14,918,045	12,825,341
Loans to members	41,363,431	41,501,787	62,153,441	61,783,968
Mortgage loans held for portfolio, net	5,339,158	5,581,460	6,165,266	6,303,065
BOB loans	11,892	11,892	11,377	11,377
Accrued interest receivable	262,393	262,393	434,017	434,017
Derivative assets	12,185	12,185	28,888	28,888

Liabilities
Deposits	$1,023,799	$1,023,896	$1,486,377	$1,486,539
Consolidated obligations:
Discount notes	11,462,523	11,462,946	22,864,284	22,882,625
Bonds	49,022,291	49,804,071	61,398,687	62,202,614
Mandatorily redeemable capital stock	8,199	8,199	4,684	4,684
Accrued interest payable	293,230	293,230	494,078	494,078
Derivative liabilities	734,536	734,536	355,014	355,014

Note 14 – Commitments and Contingencies

As described in Note 15 to the audited financial statements in the Bank’s 2008 Annual Report filed on Form 10-K, the twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. The Finance Agency, in its discretion and notwithstanding any other provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of September 30, 2009 and through the filing date of this report, the Bank does not believe that it is probable that they will be asked to do so.

The FHLBanks determined it was not necessary to recognize the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations because the joint and several obligations are mandated by the Finance Agency regulations and are not the result of arms-length transactions with the other FHLBanks. The FHLBanks

Notes to Financial Statements (unaudited) (continued)

have no control over the amount of the guaranty nor the determination of how each FHLBank would perform under the joint and several obligations. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at September 30, 2009 and December 31, 2008. The par amounts of the FHLBanks’ consolidated obligations for which the Bank is jointly and severally liable were approximately $1.0 trillion and $1.3 trillion at September 30, 2009 and December 31, 2008, respectively.

During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF is designed to serve as a contingent source of liquidity for the housing GSEs, including each of the twelve FHLBanks. Any borrowings by one or more of the FHLBanks under GSECF are considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings are agreed to at the time of issuance. Loans under the Lending Agreement are to be secured by collateral acceptable to the U.S. Treasury, which consists of Bank loans to members that have been collateralized in accordance with regulatory standards and MBS issued by Fannie Mae or Freddie Mac. The Bank is required to submit to the FRBNY, acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. As of September 30, 2009, the Bank had provided the U.S. Treasury with listings of loans to members collateral amounting to $18.2 billion, which provides for maximum borrowings of $15.8 billion. The amount of collateral can be increased or decreased (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. As of September 30, 2009, the Bank has not drawn on this available source of liquidity and has no immediate plans to do so. The GSECF expires December 31, 2009.

Commitments that legally bind and unconditionally obligate the Bank for additional loans to members, including BOB loans, totaled approximately $0.9 million and $4.4 million at September 30, 2009 and December 31, 2008, respectively. Commitments can be for periods of up to twelve months. Standby letters of credit are executed for members for a fee. A majority of the standby letter of credit arrangements are short-term financing arrangements between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are converted into a collateralized loan to the member. Outstanding standby letters of credit were as follows:

	September 30,	December 31,
(in millions)	2009	2008
Outstanding notional	$9,846.8	$10,002.3

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

Commitments that unconditionally obligate the Bank to purchase mortgage loans totaled $12.7 million and $31.2 million at September 30, 2009 and December 31, 2008, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of September 30, 2009, the Bank has pledged total collateral approximating $942.9 million, including cash of $624.9 million and securities that cannot be sold or repledged with a fair value of $318.0 million, to certain of its derivative counterparties. The Bank had $1.4 billion of cash collateral pledged at December 31, 2008. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the

Notes to Financial Statements (unaudited) (continued)

Bank’s collateral posted with the counterparty. The Bank reported $318.0 million of the collateral as trading securities as of September 30, 2009. There were no securities pledged as of December 31, 2008.

The Bank had committed to issue or purchase consolidated obligations totaling $210.8 million and $635.0 million at September 30, 2009 and December 31, 2008, respectively.

The Bank charged to operating expense net rental costs of approximately $0.5 million for the three months ended both September 30, 2009 and 2008. For the nine months ended September 30, 2009 and 2008, the Bank charged to operating expense net rental costs of approximately $1.5 million and $1.7 million, respectively. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

In September 2008, the Bank terminated all of its derivative contracts with Lehman Brothers Special Financing, Inc. (LBSF). Related to the termination of these contracts, the Bank had a receivable due from LBSF in the amount of $41.5 million as of September 30, 2009. The Bank filed an adversary proceeding against LBSF and JP Morgan to return the cash collateral posted by the Bank associated with the derivative contracts. See discussion within Item 3. Legal Proceedings in the Bank’s 2008 Annual Report filed on Form 10-K for more information with respect to the proceeding. In its Third Quarter 2008 Form 10-Q and its 2008 Annual Report filed on Form 10-K, the Bank disclosed that it was probable that a loss has been incurred with respect to this receivable. However, the Bank had not recorded a reserve with respect to the receivable from LBSF because the Bank was unable to reasonably estimate the amount of loss that had been incurred. There have been continuing developments in the adversary proceeding, that have occurred since the filing of the Bank’s Form 10-K. The discovery phase of the adversary proceeding is now underway, which has provided management information related to its claim. Based on this information, management’s most probable estimated loss is $35.3 million, which was recorded in first quarter 2009. As of September 30, 2009, the Bank maintained a reserve of $35.3 million on this receivable as this remains the most probable estimated loss.

During discovery in the Bank’s adversary proceeding against LBSF, the Bank learned that LBSF had failed to keep the Bank’s posted collateral in a segregated account in violation of the Master Agreement between the Bank and LBSF. In fact, the posted collateral was held in a general operating account of LBSF the balances of which were routinely swept to other Lehman Brothers entities, including Lehman Brothers Holdings, Inc. among others. After discovering that the Bank’s posted collateral was transferred to other Lehman Brothers entities and not held by JP Morgan, the Bank agreed to discontinue the LBSF adversary proceeding against JP Morgan. JP Morgan was dismissed from the Bank’s proceeding on June 26, 2009. In addition, the Bank discontinued its LBSF adversary proceeding and pursued its claim in the LBSF bankruptcy through the proof of claim process, which made continuing the adversary proceeding against LBSF unnecessary.

The Bank has filed a new complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5% of the Bank’s capital stock as of September 30, 2009.

Note 15 – Subsequent Events

The Bank evaluated subsequent events through the date of this filing on November 12, 2009 and did not identify any items that would require adjustment or additional disclosure within this report filed on Form 10-Q.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of Management’s Discussion and Analysis of Results of Operations and Financial Condition in Part I. Item 2 of this Form 10-Q.

Item 4T: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2009.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

During discovery in the Bank’s adversary proceeding against LBSF, the Bank learned that LBSF had failed to keep the Bank’s posted collateral in a segregated account in violation of the Master Agreement between the Bank and LBSF. In fact, the posted collateral was held in a general operating account of LBSF, the balances of which were routinely swept to other Lehman Brother entities, including Lehman Brothers Holdings, Inc. among others. After discovering that the Bank’s posted collateral was transferred to other Lehman entities and not held by JP Morgan, the Bank agreed to discontinue the LBSF adversary proceeding against JP Morgan. JP Morgan was dismissed from the Bank’s proceeding on June 26, 2009. In addition, the Bank discontinued its LBSF adversary proceeding and pursued that claim in the LBSF bankruptcy through the proof of claim process, which made pursuing the adversary proceeding against LBSF unnecessary.

The Bank has filed a new complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5% of the Bank’s capital stock as of September 30, 2009.

On September 23, 2009, the Bank filed two complaints in state court, the Court of Common Pleas of Allegheny County, Pennsylvania relating to nine PLMBS bonds purchased from J.P. Morgan Securities, Inc. (JP Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to JP Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held 6.02% of the Bank’s capital stock as of September 30, 2009.

On October 2, 2009, the Bank also filed a complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against: The McGraw-Hill Companies, Inc.; Fitch Inc., Moody’s Corporation; and Moody’s Investors Service, Inc., the rating agencies for certain PLMBS bonds purchased by the Bank in the aggregate original principal amount of approximately $640.0 million. The Bank’s complaint asserts claims for fraud, negligent misrepresentation and violations of federal securities laws.

On October 13, 2009, the Bank filed an additional complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against: Countrywide Securities Corporation, Countrywide Home Loans, Inc., various other Countrywide related entities; Moody’s Corporation; Moody’s Investors Service, Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. in regard to five Countrywide PLMBS bonds in the aggregate original principal amount of approximately $366.0 million purchased by the Bank. The Bank’s complaint asserts claims for fraud, negligent misrepresentation and violations of state and federal securities laws.

The Bank may also be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2008 Annual Report filed on Form 10-K. Other than as noted below, management believes that there have been no material changes from the Risk Factors disclosed in the 2008 Form 10-K.

The following table presents the Moody’s and S&P ratings for the FHLBank System and each of the FHLBanks within the System as of October 31, 2009. There were no material changes; the only change was related to the debt rating for the FHLBank of Chicago.

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

The following represents updates to the Bank’s Risk Factors on MBS and regulatory capital requirements.

The Bank invests in MBS, including significant legacy positions in private label MBS, which share risks similar to the MPF Program as well as risks unique to MBS investments. The increased risks inherent with these investments have adversely impacted the Bank’s profitability and capital position and are likely to continue to do so during 2009.

and

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

and

The Bank’s financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.

The Bank holds investments in private label MBS which, at the time of purchase, were in senior tranches with the highest long-term debt rating. However, many of those securities have subsequently been downgraded, in some cases below investment grade. See details of this activity in the “Credit and Counterparty Risk-Investments” section of Risk Management in Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q. Throughout 2008 and continuing through the first nine months of 2009, all types of private label MBS have experienced increased delinquencies and loss severities. This trend accelerated during the third quarter of 2009. If delinquencies and/or default rates on mortgages continue to increase, and are accompanied with an additional decline in residential real estate values, the Bank could experience reduced yields or additional OTTI credit and noncredit losses on its private label MBS portfolio.

On May 20, 2009, Congress enacted loan modification legislation. The legislation provides that if a servicer of residential mortgages agrees to enter into a residential loan modification, workout, or other loss mitigation plan with respect to a residential mortgage originated before the date of enactment of the legislation, including mortgages held in a securitization or other investment vehicle, to the extent that the servicer owes a duty to investors or other parties to maximize the net present value of such mortgages, the servicer is deemed to have satisfied that duty, and will not be liable to those investors or other parties, if certain criteria are met. Those criteria include the following: (1) default on the mortgage has occurred, is imminent, or is reasonably foreseeable; (2) the mortgagor occupies the property securing the mortgage as his or her principal residence; and (3) the servicer reasonably determined that the application of the loss mitigation plan to the mortgage will likely provide an anticipated recovery on the outstanding principal mortgage debt that will exceed the anticipated recovery through foreclosure. At this time, the Bank is unable to predict what impact this legislation may have on the ultimate recoverability of the private label MBS investment portfolio; however, modifications may result in reductions in the value of the Bank’s private label MBS portfolio and increases in credit and noncredit losses the Bank incurs on such securities.

The Bank is required to maintain sufficient permanent capital, defined as capital stock plus retained earnings, to meet its combined risk-based capital requirements. These requirements include components for credit risk, market risk and operational risk. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the risk-based capital requirement. Each of the Bank’s investments carries a credit risk-based capital requirement that is based on the rating of the investment. As a result, ratings downgrades on individual investments cause an increase in the total credit risk-based capital requirement. Additionally, the market values on private label MBS have a significant impact on the risk-based capital requirement.

The Bank has insurance on its HELOC investments. However, the current weakened financial condition of these insurers increases the risk that these counterparties will fail. Therefore, they may be unable to reimburse the Bank for claims under insurance policies on certain securities within the Bank’s private label MBS portfolio. Currently, a trustee has had to make a claim on one of the insured HELOC bonds and the payment was made by the insurer. As delinquencies increase and credit enhancement provided by a security’s subordination structure is eroded, the likelihood that claims on these insurance policies will be made increases. In the event that the insurers do not make payment on such claims, the Bank is likely to incur losses on such securities.

MBS servicers have a significant role in servicing the mortgage loans that serve as collateral for the Bank’s private label MBS portfolio, including playing an active role in loss mitigation efforts and making servicer advances. The Bank’s credit risk exposure to the servicer counterparties includes the risk that they will not perform their obligation to service these mortgage loans, which could adversely affect the Bank’s financial condition or results of operations. The risk of such a failure has increased as deteriorating market conditions have affected the liquidity and financial condition of some of the larger servicers. These risks could result in losses significantly higher than currently anticipated. The Bank is the owner of an MBS bond issued and serviced by Taylor Bean & Whitaker (TBW), which had a par balance of $53.2 million as of September 30, 2009. TBW filed for bankruptcy on August 24, 2009. See further discussion regarding these bonds in the “Investment Securities” discussion in the Financial Condition section in Item 2. Management’s Discussion and Analysis in this report filed on Form 10-Q.

The following represents an update to the jointly and severally liable Risk Factor.

The Bank is jointly and severally liable for the consolidated obligations of other FHLBanks. Additionally, the Bank may receive from or provide financial assistance to the other FHLBanks.

The Bank or any other FHLBank may be required to, or may voluntarily decide to, provide financial assistance to one or more other FHLBanks. The Bank could be in the position of either receiving or providing such financial assistance, which could have a material effect on the Bank’s financial condition and the members’ investment in the Bank.

The risks described above, elsewhere in this report and in the Bank’s Annual Report filed on Form 10-K are not the only risks facing the Bank. Additional risks and uncertainties not currently known to the Bank or that the Bank currently deems immaterial may also materially affect the Bank.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

None.

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit 10.14	Executive Officer Agreement and Release with Paul Dimmick*
Exhibit 10.15	Executive Officer Employment Offer Letter for Winthrop Watson*
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

*	Denotes a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date:   November 12, 2009

By:	/s/ Kristina K. Williams
Kristina K. Williams
Chief Financial Officer