Form 10-K
period 2009-12-31
Federal Home Loan Bank of Pittsburgh
filed 2010-03-18
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[✓] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

Commission File Number: 000-51395
FEDERAL HOME LOAN BANK OF PITTSBURGH

(Exact name of registrant as specified in its charter)

Federally Chartered Corporation	25-6001324
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

601 Grant Street Pittsburgh, PA 15219 (Address of principal executive offices)	15219 (Zip Code)

(412) 288-3400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	None
Title of Each Class: None
Securities registered pursuant to Section 12(g) of the Act:	Name of Each Exchange on
Capital Stock, putable, par value $100	Which Registered: None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  ☐Yes ☒No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2009, the aggregate par value of the stock held by members of the registrant was approximately $4,007 million. There were 40,200,379 shares of common stock outstanding at February 28, 2010.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i

PART I

Item 1:	Business

Business and Market Overview

The Federal Home Loan Bank of Pittsburgh’s (the Bank) mission is to provide a readily available, low-cost source of funds for housing and community lenders. The Bank strives to enhance the availability of credit for residential mortgages and targeted community development. The Bank manages its own liquidity so that funds are available to meet members’ demand. By providing needed liquidity and enhancing competition in the mortgage market, the Bank’s lending programs benefit homebuyers and communities.

Financial and housing markets have been in turmoil for the last two years, both here in the U.S. and worldwide. As a result of the extensive efforts of the U.S. government and other governments around the world to stimulate economic activity and provide liquidity to the capital markets, the economic environment seemed to have started to stabilize towards the end of 2009. Home sales showed signs of beginning to stabilize in the last half of 2009. However, unemployment and underemployment remained at higher levels. In addition, many government programs that support the financial and housing markets were still in place at year-end 2009 but will begin to wind down in 2010. There may be risks to the economy as these programs wind down and the government withdraws its support.

The housing market continues to be weak. Housing prices are low and still falling in some areas, although there are signs of increasing stability in others. Delinquency and foreclosure rates have continued to rise. While the agency mortgage-backed securities (MBS) market is active in funding new mortgage originations, the private label MBS market has not recovered. In addition, the commercial real estate market continues to trend downward.

These conditions, combined with ongoing concern about when the financial crisis and the recession may eventually level off, continued to affect the Bank’s business, results of operations and financial condition in 2009, as well as that of the Bank’s members, and may continue to exert a significant negative effect in the immediate future.

General

History.  The Bank is one of twelve Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The twelve FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) and the Federal Housing Finance Agency (Finance Agency - the FHLBanks’ regulator) make up the Federal Home Loan Bank System (FHLBank System). The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital and public sponsorship. The public sponsorship attributes include: (1) being exempt from federal, state and local taxation, except real estate taxes; (2) being exempt from registration under the Securities Act of 1933 (1933 Act) (although the FHLBanks are required by Finance Agency regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act) to register a class of their equity securities under the Securities Exchange Act of 1934 (1934 Act)) and (3) having a line of credit with the U.S. Treasury. This line represents the U.S. Treasury’s authority to purchase consolidated obligations in an amount up to $4 billion.

Cooperative.  The Bank is a cooperative institution, owned by financial institutions that are also its primary customers. Any building and loan association, savings and loan association, commercial bank, homestead association, insurance company, savings bank, credit union or insured depository institution that maintains its principal place of business in Delaware, Pennsylvania or West Virginia and that meets varying requirements can apply for membership in the Bank. The Housing Act expanded membership to include Community Development Financial Institutions (CDFIs). Pursuant to the Housing Act, the Finance Agency has amended its membership regulations to authorize non-federally insured CDFIs to become members of an FHLBank. The newly eligible CDFIs would include community development loan funds, venture capital funds and state-chartered credit unions without federal insurance. The regulation was effective February 4, 2010 and sets out the eligibility and procedural requirements for CDFIs that wish to become members of an FHLBank. All members are required to purchase capital stock in the Bank as a condition of membership. The capital stock of the Bank can be purchased only by members.

Mission.  The Bank’s primary mission is to intermediate between the capital markets and the housing market through member financial institutions. The Bank provides credit for housing and community development through two primary programs. First, it provides members with loans against the security of residential mortgages and other types of high-quality collateral. Second, the Bank purchases residential mortgage loans originated by or through member institutions. The Bank also offers other types of credit and noncredit products and services to member institutions. These include letters of credit, interest rate exchange agreements (interest rate swaps, caps, collars, floors, swaptions and similar transactions), affordable housing grants, securities safekeeping, and deposit products and services. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the OF and uses these funds to provide its member financial institutions with a reliable source of credit for these programs. The U.S. government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

Overview.  The Bank is a GSE, chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s principal strategic position has historically been derived from its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. Typically, this fundamental competitive advantage, coupled with the joint and several cross-guarantee on FHLBank System debt, has distinguished the Bank in the capital markets and has enabled it to provide attractively priced funding to members. However, as the financial crisis worsened in 2008, the spread between FHLBank System debt and U.S. Treasury debt widened, making it more difficult for the Bank to provide term funding to members at attractive rates in the beginning of 2009. However, during the last part of the second quarter of 2009 spreads narrowed, allowing the Bank to offer more attractive pricing through the end of the year.

Though chartered by Congress, the Bank is privately capitalized by its member institutions, which are voluntary participants in its cooperative structure. The characterization of the Bank as a voluntary cooperative with the status of a federal instrumentality differentiates the Bank from a traditional banking institution in three principal ways.

First, members voluntarily commit capital required for membership principally in order to gain access to the funding and other services provided by the Bank. The value in membership may be derived from the access to liquidity and the availability of favorably priced liquidity, as well as the potential for a dividend on the capital investment. Management recognizes that financial institutions choose membership in the Bank principally for access to attractively priced liquidity, dividends, and the value of the products offered within this cooperative.

Second, because the Bank’s customers and shareholders are predominantly the same group of 316, normally there is a need to balance the pricing expectations of customers with the dividend expectations of shareholders, although both are the same institutions. This is a challenge in the current economic environment. By charging wider spreads on loans to customers, the Bank could potentially generate higher earnings and potentially dividends for shareholders. Yet these same shareholders viewed as customers would generally prefer narrower loan spreads. In normal market conditions, the Bank strives to achieve a balance between the goals of providing liquidity and other services to members at advantageous prices and potentially generating a market-based dividend. The Bank typically does not strive to maximize the dividend yield on the stock, but to produce an earned dividend that compares favorably to short-term interest rates, compensating members for the cost of the capital they have invested in the Bank. As previously announced on December 23, 2008 the Bank has voluntarily suspended dividend payments until the Bank believes it is prudent to restore them, in an effort to build retained earnings.

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

In November 2008, the Bank experienced a significant increase in its risk-based capital (RBC) requirements due to deterioration in the market values of the Bank’s private label MBS. The Bank was narrowly in compliance with its RBC requirement. As a result, the Bank submitted a Capital Stabilization Plan (CSP) to the Finance Agency on February 27, 2009.

During 2009, many changes occurred in the environment affecting the Bank. The Financial Accounting Standards Board (FASB) changed the guidance for how to account for other-than-temporary impairment (OTTI). There have been multiple and significant downgrades of the Bank’s private label MBS securities, especially those private label MBS of 2007 or 2006 vintage, which have impacted the credit RBC requirement for the Bank. Macroeconomic conditions have not improved at the rate originally expected. The Bank has implemented significant elements of action plans, including completing its initial analysis on modifying the funding and hedging of the Bank’s balance sheet, simplifying the menu of advance products, and completing its analysis of the Bank’s capital structure. In addition, advances balances have decreased more than expected. Collectively, these developments merited an update of the CSP. On September 28, 2009, management submitted a revised CSP to the Bank’s regulator. The CSP submitted to the Finance Agency requests that the Bank not be required to increase member capital requirements unless it becomes significantly undercapitalized, which by definition would mean the Bank meets less than 75% of its risk-based, total or leverage capital requirements. As part of that effort, the Bank has reviewed its risk governance structure, risk management practices and expertise and has begun to make certain enhancements.

The Bank was in compliance with its risk-based, total and leverage capital requirements at December 31, 2009. On January 12, 2010, the Bank received final notification from the Finance Agency that it was considered adequately capitalized for the quarter ended September 30, 2009. In its determination, the Finance Agency expressed concerns regarding the Bank’s level of retained earnings, the quality of the Bank’s private label MBS portfolio and related accumulated other comprehensive income (AOCI), and the Bank’s ability to maintain permanent capital above RBC requirements. As of the date of this filing, the Bank has not received notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2009.

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. See also the “Legislative and Regulatory Developments” discussion in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion and Analysis) in this 2009 Annual Report filed on Form 10-K for additional information regarding the terms of the Interim Final Regulation.

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make loans to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. Housing associates that are not state housing finance agencies are limited to pledging to the Bank as security for loans their Federal Housing Administration (FHA) mortgage loans and securities backed by FHA mortgage loans. Housing associates that are state housing finance agencies (that is, they are also instrumentalities of state or local governments) may, in addition to pledging FHA mortgages and securities backed by FHA mortgages, also pledge the following as collateral for Bank loans: (1) U.S. Treasury and agency securities; (2) single and multifamily mortgages; (3) AAA-rated securities backed by single and multifamily mortgages; and (4) deposits with the Bank. As of December 31, 2009, the Bank had approved three state housing finance agencies as housing associate borrowers. One of the housing associates has borrowed from the Bank from time to time, but had no balance as of December 31, 2009.

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

Regulatory Oversight, Audits and Examinations

Regulation.  The Finance Agency supervises and regulates the FHLBanks and the OF. The Finance Agency establishes policies and regulations covering the operations of the FHLBanks. The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Treasury receives the Finance Agency’s annual report to Congress, weekly reports reflecting consolidated obligations transactions of the FHLBanks, and other reports reflecting the operations of the FHLBanks. In addition, during 2009, the U.S. Treasury received weekly reports (through its agent, the Federal Reserve Bank of New York (FRBNY)) listing eligible collateral in support of the Government-Sponsored Enterprise Credit Facility (GSECF) Lending Agreement. This agreement, and the related reporting requirement, expired December 31, 2009. The Bank never drew on this line of credit.

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

Advances

Advance Products

The Bank makes advances (loans to members and eligible nonmember housing associates) on the security of pledged mortgage loans and other eligible types of collateral.

The following table presents a summary and brief description of the advance products offered by the Bank as of December 31, 2009. Information presented below relates to advances and excludes mortgage loans purchased by the Bank and held for portfolio and loans relating to the Banking on Business (BOB) program, which are discussed in detail below.

Advance Portfolio as of December 31, 2009

				Pct. of
				Total
Product	Description	Pricing(1)	Maturity	Portfolio

RepoPlus	Short-term fixed-rate advances; principal and interest paid at maturity.	8-35	1 day to 3 months	9.6%

Mid-Term RepoPlus	Mid-term fixed-rate and adjustable-rate advances; principal paid at maturity; interest paid monthly or quarterly.	8-35	3 months to 3 years	41.0%

Term Advances	Long-term fixed-rate and adjustable-rate advances; principal paid at maturity; interest paid monthly or quarterly (includes amortizing loans with principal and interest paid monthly); Affordable Housing loans and Community Investment loans	10-35	3 years to 30 years	31.9%

Convertible Select	Long-term fixed-rate and adjustable-rate advances with conversion options sold by member; principal paid at maturity; interest paid quarterly.	18-40	1 year to 15 years	17.4%

Hedge Select(2)	Long-term fixed-rate and adjustable-rate advances with embedded options bought by member; principal paid at maturity; interest paid quarterly.	13-35	1 year to 10 years	0.1%

Returnable	Advances in which the member has the right to prepay the loan without a fee after a specified period; interest paid quarterly.	10-35	1 year to 10 years	n/m

n/m — not meaningful

Notes:

(1)	Pricing spread over the Bank’s cost of funds at origination, quoted in basis points (bps). One basis point equals 0.01%. Premium pricing tier receives five basis points over standard pricing. The premium pricing tier relates to those members in collateral delivery status to cover administrative expenses.

(2)	Beginning August 3, 2009, the Bank simplified its menu of advance products and eliminated the Hedge Select product; legacy balances, however, remained at December 31, 2009 as reflected above.

RepoPlus.  The Bank serves as a major source of liquidity for its members. Access to the Bank for liquidity purposes can reduce the amount of low-yielding liquid assets a member would otherwise need to hold for liquidity purposes. The Bank’s RepoPlus advance products serve member short-term liquidity needs. These products are typically a short-term (1-89 day) fixed-rate product. As of December 31, 2009, the total par value of these products was $3.8 billion. These short-term balances tend to be extremely volatile as members borrow and repay frequently.

Mid-Term RepoPlus.  The Bank’s advance products also help members in asset/liability management by offering loans to minimize the risks associated with the maturity, amortization and prepayment characteristics of mortgage loans. Such advances from the Bank can reduce a member’s interest rate risk associated with holding long-term fixed-rate mortgage loans. The Mid-Term RepoPlus product assists members with managing intermediate-term interest rate risk. To assist members with managing the basis risk, or the risk of a change in the spread relationship between two indices, the Bank offers adjustable-rate Mid-Term RepoPlus advances with maturity terms between 3 months and 3 years. Adjustable-rate, Mid-Term RepoPlus advances can be priced based on 1-month London Interbank Offered Rate (LIBOR) or 3-month LIBOR indices. As of December 31, 2009, the par value of Mid-Term RepoPlus advances totaled $16.3 billion. These balances tend to be somewhat unpredictable as these advances are not always replaced as they mature; the Bank’s members’ liquidity needs drive these fluctuations.

Term Advances.  For managing longer-term interest rate risk and to assist with asset/liability management, the Bank primarily offers long-term fixed-rate advances for terms from 3 to 30 years. Amortizing long-term fixed-rate advances can be fully amortized on a monthly basis over the term of the loan or amortized balloon-style, based on an amortization term longer than the maturity of the loan. As of December 31, 2009, the par value of term advances totaled $12.7 billion.

Convertible Select, Hedge Select and Returnable.  Some of the Bank’s advances contain embedded options. The member can either sell an embedded option to the Bank or it can purchase an embedded option from the Bank. As of December 31, 2009, the par value of advances for which the Bank had the right to convert the advance, called Convertible Select, constituted $6.8 billion of the total advance portfolio. Advances in which the members purchased an option from the Bank are referred to as Hedge Select. In August 2009, the Bank eliminated the Hedge Select product; however, legacy balances with a total par balance of $50.0 million remained in the portfolio at December 31, 2009. Advances in which members have the right to prepay the advance without a fee, called Returnable, accounted for $12.0 million of the total par value of the advance portfolio at December 31, 2009.

Collateral

The Bank makes advances to members and eligible nonmember housing associates based upon the security of pledged mortgage loans and other eligible types of collateral. In addition, the Bank has established lending policies and procedures to limit risk of loss while balancing the members’ needs for funding; the Bank also protects against credit risk by fully collateralizing all member and nonmember housing associates’ advances. The Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews an advance.

Collateral Agreements.  The Bank provides members with two options regarding collateral agreements; a blanket collateral pledge agreement and a specific collateral pledge agreement. Under a blanket agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible collateral assets, to secure the member’s obligations with the Bank. Under a specific agreement, the Bank obtains a lien against the specific eligible collateral assets of a member, to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral. The specific agreement covers only those assets identified; the Bank is therefore relying on a specific subset of the member’s total eligible collateral as security for the member’s loans. In both cases (for members borrowing under either blanket or specific agreement), the Bank perfects its security interest under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement. The Bank requires housing finance agencies (HFAs) and insurance companies to sign specific agreements.

Collateral Status.  These agreements require one of three types of collateral status: undelivered, detailed listing or delivered status. A member is assigned a collateral status based on the Bank’s determination of the member’s current financial condition and credit product usage, as well as other information that may have been obtained.

The least restrictive collateral status, and the most widely used by the Bank’s members, is the undelivered collateral status. This status is generally assigned to lower risk institutions pledging collateral. Under undelivered collateral status, a member borrower is not required to deliver detailed reporting on pledged assets; rather, the Bank monitors the eligible collateral using regulatory financial reports, which are typically submitted quarterly, and/or periodic collateral certification reports, which are submitted to the Bank by the member. Origination of new advances or renewal of advances must only be supported by certain eligible collateral categories. Approximately 85.7% of the collateral pledged to the Bank was under a blanket lien agreement and in undelivered status at December 31, 2009. The remaining 14.3% of the collateral pledged to the Bank is in either listing or delivery status, which is discussed below. At December 31, 2009, nine of the Bank’s top ten borrowers were in undelivered collateral status and one was in specific-pledge, listing or delivery collateral status.

Under the Bank’s policy, the Bank may require members to provide a detailed listing of eligible advance collateral being pledged to the Bank due to their high usage of Bank credit products, the type of assets being pledged or the credit condition of the member. This is referred to as detail listing collateral status. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. In some cases, the member may benefit by listing collateral, in lieu of undelivered status, since it may result in a higher collateral weighting being applied to the collateral (discussed below). The Bank benefits from listing collateral status because it provides more loan information to calculate a more precise valuation on the collateral. Typically, those members with large, frequent borrowings are covered under listing status with a blanket agreement.

The third collateral status used by the Bank’s members is delivered, or possession, collateral status. In this case, the Bank requires the member to deliver physical possession, or grant control of, eligible collateral to the Bank, including through a third party custodian for the Bank to sufficiently secure all outstanding obligations. Typically, the Bank would take physical possession/control of collateral if the financial condition of the member was deteriorating or if the member exceeded certain credit product usage triggers. Delivery of collateral may also be required if there is a regulatory action taken against the member by its regulator that would indicate inadequate controls or other conditions that would be of concern to the Bank. Delivery collateral status may apply to both blanket lien and specific agreements. The Bank requires delivery to a restricted account of all securities pledged as collateral. The Bank also requires delivery of collateral from de novo institution members at least during their first two years of operation.

With respect to specific collateral agreement borrowers (typically HFAs and insurance companies, as noted above), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or mortgage loans to the Bank or its custodian.

All eligible collateral securing advances is discounted to protect the Bank from default in adverse conditions. These discounts, also referred to as collateral weighting, vary by collateral type and whether the calculation is based on book value or fair value of the collateral and are presented in detail in the table entitled “Lending Value Assigned to the Collateral as a Percentage of Value” below. The discounts typically include margins for estimated costs to sell or liquidate and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them for individual borrowers on a case-by-case basis as well as the members’ reporting requirements to the Bank.

The Bank determines the type and amount of collateral each member has available to pledge as security for Bank advances by reviewing, on a quarterly basis, call reports the members file with their primary banking regulators. Depending on a member’s credit product usage and current financial condition, that member may also be required to file a Qualifying Collateral Report (QCR) on a quarterly or monthly basis. The resulting total value of collateral available to be pledged to the Bank after any collateral weighting is referred to as a member’s maximum borrowing capacity (MBC).

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

At December 31, 2009, the principal form of eligible collateral to secure loans made by the Bank was single-family residential mortgage loans, which included a very low amount of manufactured housing loans. High-quality securities, including U.S. Treasuries, Federal Deposit Insurance Corporation (FDIC)-guaranteed Temporary Liquidity Guarantee Program (TLGP) investments, U.S. agency securities, GSE MBS, and select private label MBS, were also accepted as collateral. FHLBank deposits and multi-family residential mortgages, as well as other real estate related collateral (ORERC), comprised the remaining portion of qualifying collateral. See the “Credit and Counterparty Risk” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing loans as of December 31, 2009.

Priority.  As additional security for each member’s indebtedness, the Bank has a statutory lien on the member’s capital stock in the Bank. In the event of a deterioration in the financial condition of a member, the Bank will take control of sufficient eligible collateral to further perfect its security interest in collateral pledged to secure the members’ indebtedness to the Bank. Members with deteriorating creditworthiness or those exceeding certain product usage levels are required to deliver collateral to secure their obligations with the Bank. Furthermore, the Bank requires separate approval of such members’ new or additional advances.

The Act affords any security interest granted to the Bank by any member, or any affiliate of a member, priority over the claims and rights of any third party, including any receiver, conservator, trustee or similar party having rights of a lien creditor. The only two exceptions are: (1) claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value; and (2) parties that are secured by actual perfected security interests ahead of the Bank’s security interest. The Bank has detailed liquidation plans in place to expedite the sale of securities and advance collateral upon the failure of a member. At December 31, 2009 and 2008, respectively, on a borrower-by-borrower basis, the Bank had secured a perfected interest in eligible collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all advances. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

Nationally, during 2009, 140 FDIC – insured institutions have failed. None of the FHLBanks have incurred any losses on advances outstanding to these institutions. Although the majority of these institutions were members of the System, only one was a member of the Bank. The Bank had no advances or other credit products outstanding to this member at the time of the closure.

Types of Collateral.  At December 31, 2009, approximately 49.1% of the total member eligible collateral available to secure advances made by the Bank was single-family, residential mortgage loans. Generally, the Bank uses a discounted cash flow model to value its traditional listed or delivered mortgage loan collateral. Since 2006, the Bank has contracted with a leading provider of comprehensive mortgage analytical pricing to provide more precise valuations of some listed and delivered residential mortgage loan collateral. The Bank assigns book value to non-listed and non-delivered collateral.

Another category of collateral is high quality securities. This typically includes U.S. Treasuries, U.S. agency securities, TLGP investments, GSE MBS, and private label MBS with a credit rating of AAA. This category accounted for approximately 2.9% of the total amount of eligible collateral (after collateral weighting) held by members at December 31, 2009. In 2009, the Bank began requiring delivery of such securities to be counted within a member’s collateral base. The Bank also began accepting limited amounts of private label MBS rated AA for certain members. As of December 31, 2009, no such AA rated collateral was pledged or counted within member borrowing capacity.

The Bank will also accept FHLBank deposits and multi-family residential mortgage loans as eligible collateral. These comprised 7.0% of the collateral (after collateral weighting) used to secure loans at December 31, 2009.

The Bank also may accept other real estate related collateral (ORERC) as qualifying collateral as long as it has a readily ascertainable value and the Bank is able to secure a perfected interest in it. Types of acceptable ORERC include commercial mortgage loans and second-mortgage installment loans. Previously, the overall amount of eligible ORERC was subject to a limit of 50% of a member’s maximum borrowing capacity; however, this limit was removed in 2009. Since 2007, the Bank has contracted with a leading provider of multi-family and commercial mortgage analytical pricing to provide more precise valuations of listed and delivered multi-family and commercial mortgage loan collateral.

ORERC accounts for approximately 41.0% of the total amount of eligible collateral (after collateral weighting) held by members as of December 31, 2009. The Bank does not have a member advance secured by a member’s pledge of any form of non-residential mortgage assets other than ORERC, eligible securities and/or Community Financial Institutions (CFI) collateral.

In addition, member CFIs may pledge a broader array of collateral to the Bank, including secured small business, small farm and small agri-business loans and securities representing a whole interest in such secured loans. During 2008, the Housing Act redefined member CFIs as FDIC-insured institutions with no more than $1.0 billion in average assets over the past three years. The Bank implemented this expanded authority during 2009. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index; for 2010, to date the limit has not been adjusted. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. If delivery of collateral is required, the Bank will accept such ORERC and CFI collateral only after determining the member has exhausted all other available collateral of the types enumerated above. Advances to members holding CFI collateral within their total collateral base totaled approximately $5.6 billion as of December 31, 2009. However, these loans were collateralized by sufficient levels of non-CFI collateral.

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

Although subprime mortgages are no longer considered an eligible collateral asset class by the Bank, it is possible that the Bank may have subprime mortgages pledged as collateral through the blanket-lien pledge. The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in its compilation of mortgage data each quarter. This amount is deducted from the calculation of the member’s maximum borrowing capacity. Members may request that nontraditional mortgage loan collateral be added to the member’s eligible collateral pool with the understanding that they will be subject to a rigorous on-site review of such collateral, processes and procedures for originating and servicing the loans, an analysis of the quality of the loan level data and a review of the loan underwriting. These mortgage loans will receive weightings based on a case-by-case review by the Bank. Management believes that the Bank has limited exposure to subprime and nontraditional loans due to its business model, conservative policies pertaining to collateral and low credit risk due to the design of its mortgage loan programs.

The various types of eligible collateral and related lending values as of December 31, 2009 are summarized in the table and accompanying footnotes listed below:

	Lending Value Assigned to the Collateral as a Percentage of Fair Value(1) – All Members
	Blanket Lien-		Specific
	Physical Delivery or	Blanket Lien-	Pledge
Qualifying Collateral	Detailed Listing	Undelivered	Agreement
FHLBank deposit pledged to the FHLBank and under the sole control of the FHLBank	100%	n/a	100%

U.S. government securities	97%	n/a	90%

U.S. agency securities, including securities of the FFCB, TLGP and FHLBank consolidated obligations	97%	n/a	90%

MBS, including collateralized mortgage obligations issued or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae	95%	n/a	90%

Non-agency AAA MBS, including collateralized mortgage obligations, representing a whole interest in such mortgages(2)	75%	n/a	65%

Non-agency AA MBS, including collateralized mortgage obligations, representing a whole interest in such mortgages(3)	50%	n/a	40%

Obligations of state or local government units or agencies, rated at least AA by a nationally recognized rating agency for standby letters of credit that assist members in facilitating residential housing finance or community lending; these securities must be delivered	65%	65%	60%

n/a — not available

Notes:

(1)	Book value is assumed to equal fair value for non-delivered, non-securities collateral where fair value is not readily available.

(2)	High risk securities, including without limitation, Interest-Only (IOs), Principal-Only (POs) residuals and other support-type bonds are not qualifying collateral. The securities must also have a readily ascertainable market value (as defined and determined by the Bank) and in which the Bank is able to secure a perfected interest. The Bank considers these investments to be high quality securities.

(3)	Non-agency AA MBS are only accepted from certain members with a qualifying internal credit rating.

During 2009, loan collateral weightings for certain types of collateral were changed to differentiate between members that file a QCR and those that do not. Details related to filing a QCR are included in the “Credit and Counterparty Risk — Total Credit Products and Collateral” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

	Lending Value Assigned to the Collateral as a
	Percentage of Fair Value(1) – QCR Filers
	Blanket Lien-		Specific
	Physical Delivery or	Blanket Lien-	Pledge
Qualifying Collateral	Detailed Listing	Undelivered	Agreement
FHA, Veterans Affairs (VA) or conventional whole, fully disbursed, owner-occupied first-mortgage loans secured by 1- to 4-family residences which are not more than 30 days delinquent(3)	75%	77% standard credit quality(5) 78% high credit quality 79% highest credit quality	Up to 69%

Conventional whole, fully disbursed, non owner-occupied first-mortgage loans secured by 1- to 4-family residences which are not more than 30 days delinquent(3)	66%	71% standard credit quality 73% high credit quality 74% highest credit quality	Up to 64%

Nontraditional mortgage loans – weightings based on a case-by-case review	Accepted on a case-by- case basis at members’ request at no greater than 60%.	n/a	Up to 60%

Subprime mortgage loans – weightings based on a case-by-case review	n/a	n/a	n/a

Conventional whole, fully disbursed first-mortgage loans secured by multi-family properties which are not more than 30 days delinquent(5)	55%	56% standard credit quality 58% high credit quality 60% highest credit quality	50%

Conventional whole, fully disbursed first-mortgage loans secured by Farmland properties which are not more than 30 days delinquent(5)	60%	60% standard credit quality 63% high credit quality 65% highest credit quality	n/a

Revolving Open-End Home Equity Lines of Credit (HELOCs) secured by 1- to 4-family residential properties, which are not more than 30 days delinquent(5)	52%	55% standard credit quality 58% high credit quality 60% highest credit quality	n/a

Closed - End 1 - 4 Family Junior Lien Loans secured by 1- to 4-family residential properties, which are not more than 30 days delinquent(5)	55%	55% standard credit quality 58% high credit quality 60% highest credit quality	n/a

Construction first-mortgage loans secured by 1- to 4- family residential properties to individual borrowers or owner builders, which are not more than 30 days delinquent(5)	50%	50% standard credit quality 53% high credit quality 55% highest credit quality	n/a

Whole, fully disbursed first-mortgage loans secured by owner-occupied non-farm non-residential properties (commercial real estate), which are not more than 30 days delinquent(5)	50%	50% standard credit quality 53% high credit quality 55% highest credit quality	n/a

Whole, fully disbursed first-mortgage loans secured by other non-farm non-residential properties (commercial real estate), which are not more than 30 days delinquent(5)	50%	50% standard credit quality 53% high credit quality 55% highest credit quality	n/a

CFI-eligible collateral (including small-business, small agri-business and small farm loans), which are not more than 30 days delinquent(5)	40%	40% standard credit quality 43% high credit quality 45% highest credit quality	n/a

Construction first-mortgage loans secured by multi-family properties, which are not more than 30 days delinquent(5)	40%	40% standard credit quality 43% high credit quality 45% highest credit quality	n/a

	Lending Value Assigned to the Collateral as a
	Percentage of Fair Value(1) – QCR Filers
	Blanket Lien-		Specific
	Physical Delivery or	Blanket Lien-	Pledge
Qualifying Collateral	Detailed Listing	Undelivered	Agreement
Construction first-mortgage loans secured by 1- to 4-family residential properties to developers, which are not more than 30 days delinquent(5)	40%	43% standard credit quality 45% high credit quality 47% highest credit quality	n/a

Construction first-mortgage loans secured by other (non-residential) properties, which are not more than 30 days delinquent(5)	40%	40% standard credit quality 43% high credit quality 45% highest credit quality	n/a

Whole, fully disbursed first-mortgage loans secured by raw or developed land, which are not more than 30 days delinquent(5)	40%	40% standard credit quality 43% high credit quality 45% highest credit quality	n/a

FHA, VA or Conventional whole, fully disbursed, owner-occupied and non owner-occupied first-mortgage loans secured by 1-to 4-family residences which are not more than 30 days delinquent(4)	75% (owner-occupied)/ 66% (non owner-occupied)	70% standard credit quality(6) 73% high credit quality 75% highest credit quality	n/a

Nontraditional mortgage loans-weightings based on a case-by-case review	Accepted on a case-by- case basis at members’ request at no greater than 60%.	n/a	Up to 60%

Subprime mortgage loans-weightings based on a case-by-case review	n/a	n/a	n/a

Conventional and whole, fully disbursed first-mortgage loans secured by multi-family properties which are not more than 30 days delinquent(5)	55%	51% standard credit quality 53% high credit quality 56% highest credit quality	n/a

Real estate mortgage loans, which are not more than 30 days delinquent(5)and that include the following types:	60% (Farmland)/ 52% (HELOCs)/ 55% (Jr. Liens)/	50% standard credit quality 53% high credit quality 55% highest credit quality	n/a
- Farmland Loans	50% (CRE)
- HELOCs and junior lien residential loans
- Commercial Real Estate (CRE) loans

Construction and land first-mortgage loans, which are not more than 30 days delinquent(5) and that include the following types:	40%	40% standard credit quality 43% high credit quality 45% highest credit quality	n/a
- 1 - 4 Family Residential Construction Loans
- Multi — Family Residential Construction Loans
- Other Construction Loans (Nonresidential)
- Land Development and Other Land Loans

CFI-eligible collateral (including small-business, small agri-business and small farm loans), which are not more than 30 days delinquent(5)	40%	40% standard credit quality 43% high credit quality 45% highest credit quality	n/a

n/a — not available

Notes:

(1)	Book value is assumed to equal fair value for non-delivered, non-securities collateral where fair value is not readily available.

(4)	No home mortgage loan otherwise eligible to be accepted as collateral for a loan shall be accepted as collateral if any director, officer, employee, attorney, or agent of the Bank or of the borrowing member is personally liable thereon unless the Board has approved such acceptance by resolution and the Finance Agency has endorsed such resolution.

(5)	Mutual funds, invested 100% in underlying securities, including cash and cash equivalents, that otherwise are any of the types of qualifying collateral listed above qualify as collateral and may be accepted on a specific listing and/or delivered basis. Acceptability of such funds will be determined at the discretion of the Bank, based on its ability to perfect a security interest in, and readily ascertain a market value for, such collateral. Collateral weighting will be set at moderately lower levels than those the Bank applies directly to the qualifying collateral category in which the fund is invested.

(6)	“Credit Quality” relates to the members’ ICR as described previously in the “Collateral Status” discussion.

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

Banking on Business (BOB) Loans

The Bank’s BOB loan program for members is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available. The original intent of the BOB program was a grant program through members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval. In 2009 and 2010, the Bank has made $3.5 million available each year to assist small businesses through the BOB loan program.

Investments

Overview.  The Bank maintains a portfolio of investments for three main purposes: liquidity, collateral for derivative counterparties and additional earnings. For liquidity purposes, the Bank invests in shorter-term instruments, including overnight Federal funds, to ensure the availability of funds to meet member requests. In addition, the Bank invests in other short-term instruments, including term Federal funds, interest-earning certificates of deposit and commercial paper. The Bank also maintains a secondary liquidity portfolio, which includes FDIC-guaranteed TLGP investments, U.S. Treasury and agency securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. U.S. Treasury securities are the primary source for derivative counterparty collateral.

The Bank further enhances interest income by maintaining a long-term investment portfolio, including securities issued by GSEs and state and local government agencies as well as agency and private label MBS. Securities currently in the portfolio were required to carry the top two ratings from Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s (S&P) or Fitch Ratings (Fitch) at the time of purchase. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets. Investment income also bolsters the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenses, and to satisfy its statutory Resolution Funding Corporation (REFCORP) assessment. See the “Credit and Counterparty Risk – Investments” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K for discussion of the credit risk of the investment portfolio, including OTTI charges, and further information on these securities’ current ratings.

Prohibitions.  Under Finance Agency regulations, the Bank is prohibited from purchasing certain types of securities, including:

•	instruments, such as common stock, that represent an ownership interest in an entity, other than stock in small business investment companies or certain investments targeted to low-income persons or communities;
•	instruments issued by non-U.S. entities, other than those issued by United States branches and agency offices of foreign commercial banks;
•	non-investment-grade debt instruments, other than certain investments targeted to low-income persons or communities and instruments that were downgraded after purchase by the Bank;

•	whole mortgages or other whole loans, other than: (1) those acquired under the Bank’s mortgage purchase program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local or tribal government units or agencies, having at least the second highest credit rating from a Nationally Recognized Statistical Rating Organization (NRSRO); (4) MBS or asset-backed securities (ABS) backed by manufactured housing loans or home equity loans; and (5) certain foreign housing loans authorized under Section 12(b) of the Act; and
•	non-U.S. dollar denominated securities.

The provisions of the Finance Agency regulatory policy, the FHLBank System Financial Management Policy, further limit the Bank’s investment in MBS and ABS. These provisions require that the total book value of MBS owned by the Bank not exceed 300 percent of the Bank’s previous month-end regulatory capital on the day it purchases additional MBS. In addition, the Bank is prohibited from purchasing:

•	interest-only or principal-only strips of MBS;
•	residual-interest or interest-accrual classes of collateralized mortgage obligations and real estate mortgage investment conduits; and
•	fixed-rate or floating-rate MBS that on the trade date are at rates equal to their contractual cap and that have average lives that vary by more than six years under an assumed instantaneous interest rate change of 300 basis points.

In March 2008, an increase in the investment level of MBS was authorized for the FHLBanks by the Finance Agency for two years. Subject to approval by the Board and filing of required documentation, the Bank may invest up to 600 percent of regulatory capital in MBS. The Bank has not sought approval to exceed the original 300 percent limit. The FHLBanks are also prohibited from purchasing a consolidated obligation as part of the consolidated obligation’s initial issuance. The Bank’s Investment Policy prohibits it from investing in another FHLBank consolidated obligation at any time. The Federal Reserve Board (Federal Reserve) requires Federal Reserve Banks (FRBs) to release interest and principal payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. The prohibitions on purchasing FHLBank consolidated obligations noted above will be temporarily waived if the Bank is obligated to accept the direct placement of consolidated obligation discount notes to assist in the management of any daily funding shortfall of another FHLBank.

The Bank does not consolidate any off-balance sheet special-purpose entities or other conduits.

Mortgage Partnership Finance® (MPF®) Program

In 1999, the Bank began participating in the Mortgage Partnership Finance (MPF) Program under which the Bank invests in qualifying 5- to 30-year conventional conforming and government-insured fixed-rate mortgage loans secured by one-to-four family residential properties. The MPF Program was developed by the FHLBank of Chicago in 1997 to provide participating members, including housing associates, a secondary market alternative that allows for increased balance sheet liquidity for members as well as removes assets that carry interest rate and prepayment risks from their balance sheets. In addition, the MPF Program provides a greater degree of competition among mortgage purchasers and allows small and mid-sized community-based financial institutions to participate more effectively in the secondary mortgage market.

The Bank currently offers three products under the MPF Program to Participating Financial Institutions (PFIs): Original MPF, MPF Government and MPF Xtra. Further details regarding the credit risk structure for each of the products, as well as additional information regarding the MPF Program and the products offered by the Bank is provided in the “Mortgage Partnership Finance Program” section in Item 7. Management’s Discussion and Analysis as well as the Risk Factor entitled “The MPF Program has different risks than those related to the Bank’s traditional loan business, which could adversely impact the Bank’s profitability.” in the Item 1A. Risk Factors, both in this 2009 Annual Report filed on Form 10-K.

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

In 2009, the Bank began offering MPF Xtra to members. MPF Xtra allows PFIs to sell residential, conforming fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the credit enhancement structure of the traditional MPF Program and these loans are not reported on the Bank’s balance sheet. In the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no credit enhancement fees are paid. PFIs which have completed all required documentation and training are eligible to participate in the program. As of December 31, 2009, 34 PFIs were eligible to participate in the program. Of these, 14 have sold $25.0 million of mortgage loans through the MPF Xtra program.

Effective July 15, 2009, the Bank introduced a temporary loan payment modification plan (loan modification plan) for participating PFIs, which will be available until December 31, 2011 unless further extended by the MPF Program. Borrowers with conventional loans secured by their primary residence, which were closed prior to January 1, 2009 are eligible for the loan modification plan. This plan pertains to borrowers currently in default or in imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the PFIs must follow to participate in the loan modification plan. As of December 31, 2009, there has been no activity under this loan modification plan.

The FHLBank of Chicago, in its role as MPF Provider, provides the programmatic and operational support for the MPF Program and is responsible for the development and maintenance of the origination, underwriting and servicing guides.

The Bank held approximately $5.1 billion and $6.1 billion in mortgage loans at par under the MPF Program at December 31, 2009 and December 31, 2008 respectively. These balances represented approximately 7.8% and 6.7% of total assets at December 31, 2009 and 2008, respectively. Mortgage loans contributed approximately 19.4% and 9.4% of total interest income for full year 2009 and 2008, respectively. While interest income on mortgage loans dropped 11.1% in the year-over-year comparison, the Bank’s total interest income decreased 56.8%. This sharp decline in total interest income resulted in the increase in the ratio of mortgage loan interest income to total interest income.

The Finance Agency requires that all pools of MPF Program loans purchased by the Bank have the credit risk exposure equivalent of an AA rated mortgage instrument. The Bank maintains an allowance for credit losses on its mortgage loans that management believes is adequate to absorb any probable losses incurred beyond the credit enhancements provided by participating members. The Bank had approximately $2.7 million and $4.3 million in allowance for credit losses on this portfolio at December 31, 2009 and 2008, respectively.

“Mortgage Partnership Finance,” “MPF” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.

Deposits

The Act allows the Bank to accept deposits from its members, from any institution for which it is providing correspondent services, from other FHLBanks, or from other Federal instrumentalities. Deposit programs are low-cost funding resources for the Bank, which also give members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank offers several types of deposit programs to its members including demand, overnight and term deposits.

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the FHLBanks, backed by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the United States government, and the United States government does not guarantee them. Moody’s has rated consolidated obligations Aaa/P-1, and S&P has rated them AAA/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2009 and 2008.

	December 31,	December 31,
(in millions)	2009	2008

Consolidated obligation bonds	$48,808.8	$62,066.6
Consolidated obligation discount notes	10,210.0	22,883.8

Total Bank consolidated obligations	$59,018.8	$84,950.4

Total FHLBank System combined consolidated obligations	$930,616.8	$1,251,541.7

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

Consolidated Obligation Bonds.  On behalf of the Bank, the OF issues bonds that the Bank uses primarily to fund advances. The Bank also uses bonds to fund the MPF Program and its investment portfolio. Typically, the maturity of these bonds ranges from one year to ten years, but the maturity is not subject to any statutory or regulatory limit. Bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. In some instances, particularly with complex structures, the Bank swaps its term debt issuance to floating rates through the use of interest rate swaps.

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

Consolidated Obligation Discount Notes.  The OF also sells discount notes to provide short-term funds for advances for seasonal and cyclical fluctuations in deposit flows, mortgage financing, short-term investments and other funding needs. Discount notes are sold at a discount and mature at par. These securities have maturities of up to 365 days.

There are three methods for issuing discount notes. First, the OF auctions one-, two-, three- and six-month discount notes twice per week and any FHLBank can request an amount to be issued. The market sets the price for these securities. The second method of issuance is via the OF’s window program through which any FHLBank can offer a specified amount of discount notes at a maximum rate and a specified term up to 365 days. These securities are offered daily through a consolidated discount note selling group of broker-dealers. The third method is via reverse inquiry, wherein a dealer requests a specified amount of discount notes be issued for a specific date and price. The OF shows reverse inquiries to the FHLBanks, which may or may not choose to issue those particular discount notes.

See the “Current Financial and Mortgage Market Events and Trends” discussion in the Earnings Performance section and “Liquidity and Funding Risk” discussion in the Risk Management section, both in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K for further information regarding consolidated obligations and related liquidity risk.

Capital Resources

Capital Plan.  From its enactment in 1932, the Act provided for a subscription-based capital structure for the FHLBanks. The amount of capital stock that each FHLBank issued was determined by a statutory formula establishing how much FHLBank stock each member was required to purchase. With the enactment of the Gramm-Leach-Bliley Act (GLB Act), the statutory subscription-based member stock purchase formula was replaced with requirements for total capital, leverage capital, and RBC for the FHLBanks. The FHLBanks were also required to develop new capital plans to replace the previous statutory structure.

The Bank implemented its capital plan on December 16, 2002. In general, the capital plan requires each member to own stock in an amount equal to the aggregate of a membership stock requirement and an activity-based stock requirement. The Bank may adjust these requirements from time to time within limits established in the capital plan.

Bank capital stock may not be publicly traded; it may be issued, exchanged, redeemed and repurchased at its stated par value of $100 per share. Under the capital plan, capital stock may be redeemed upon five years’ notice, subject to certain conditions. In addition, the Bank has the discretion to repurchase excess stock from members. Ranges have been built into the capital plan to allow the Bank to adjust the stock purchase requirement to meet its regulatory capital requirements, if necessary. Please refer to the detailed description of the capital plan attached as Exhibit 4.1 to the Bank’s registration statement on Form 10, as amended, filed July 19, 2006. On December 23, 2008, the Bank announced its decision to voluntarily suspend excess capital stock repurchases until further notice. This action was taken after careful analysis and consideration of certain negative market trends and the impact on the Bank’s profitability and financial condition. The Bank has submitted a CSP to the Finance Agency. See further details in the General discussion in this Item 1: Business section.

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

Dividends and Retained Earnings.  The Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay only a cash dividend. Effective September 26, 2008, the Bank revised its previous retained earnings policy and established a new capital adequacy metric, referred to as the Projected Capital Stock Price (PCSP) The PCSP metric retains the overall risk components approach of the previous policy but expands and refines the risk components to calculate an estimate of capital-at-risk, or the projected variability of capital stock. As of December 31, 2009, the balance in retained earnings was $389.0 million. Under the policy, the amount of dividends the Board determines to pay out, if any, is affected by, among other factors, the level of retained earnings recommended under this new retained earnings policy. On December 23, 2008, the Bank announced its decision to voluntarily suspend payment of dividends until further notice. Bank management and the Board, as well as the Finance Agency, believe that the level of retained earnings with respect to the total balance of AOCI should be considered in assessing the Bank’s ability to resume paying a dividend.

Please see the Capital Resources section and the “Risk Governance” discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

Derivatives and Hedging Activities

The Bank enters into interest rate swaps, swaptions, interest rate cap and floor agreements and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. The Bank uses these derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve its risk management objectives. The Bank uses derivative financial instruments in several ways: (1) by designating them as a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; (2) by acting as an intermediary between members and the capital markets; or (3) in asset/liability management (i.e., an economic hedge). See Note 12 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data for additional information.

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

The following tables summarize the derivative instruments, along with the specific hedge transaction utilized to manage various interest rate and other risks. The Bank periodically engages in derivative transactions classified as cash flow hedges primarily through a forward starting interest rate swap that hedges an anticipated issuance of a consolidated obligation. The Bank had no outstanding cash flow hedges as of December 31, 2009.

Derivative Transactions Classified as Fair Value Hedges

			Notional Amount
			Outstanding at
Derivative Hedging			December 31, 2009
Instrument	Hedged Item	Purpose of Hedge Transaction	(in millions)
Pay fixed, receive floating interest rate swap	Mid-term and long-term fixed-rate advances	To protect against an increase in interest rates by converting the advance’s fixed-rate to a floating-rate	$18,419.4

Receive fixed, pay floating interest rate swap	Noncallable fixed-rate consolidated obligation bonds	To protect against a decline in interest rates by converting the fixed-rate to a floating-rate	24,370.0

Receive fixed, pay floating interest rate swap, with a call option	Callable fixed-rate consolidated obligation bonds	To protect against a decline in interest rates by converting the fixed-rate to a floating-rate	2,640.0

Returnable pay fixed receive floating interest rate swap	Returnable fixed-rate advances	To protect against an increase in interest rates by converting the advance’s fixed-rate to a floating rate and to eliminate option risk	1,119.0

Pay fixed, receive floating interest rate swap, with a put option	Convertible select fixed-rate loans with put options	To protect against an increase in interest rates by converting the advance’s fixed-rate to a floating-rate	3,334.9

Pay floating with embedded features, receive floating interest rate swap	Convertible select floating-rate loans with embedded features	To eliminate option risk	1,310.0

Callable receive floating with embedded features, pay floating interest rate swap	Callable floating-rate consolidated obligation bond with embedded features	To eliminate option risk	80.0

Index amortizing receive fixed, pay floating interest rate swap	Index amortizing consolidated obligation bonds	To convert an amortizing prepayment linked debt instrument to a floating-rate	62.6

Derivative Transactions Classified as Economic Hedges

			Notional Amount
			Outstanding at
Derivative Hedging			December 31, 2009
Instrument	Hedged Item	Purpose of Hedge Transaction	(in millions)
Interest rate floors	Not applicable	To protect the MPF portfolio against a decrease in interest rates	$225.0

Interest rate caps	Not applicable	To protect the MBS portfolio against an increase in interest rates	1,428.8

Pay fixed, receive floating interest rate swap	Not applicable	To protect against an increase in interest rates by converting the asset’s fixed-rate to a floating-rate	28.0

Mortgage delivery commitments	Not applicable	Commitments to purchase a pool of mortgages	3.4

Pay fixed, receive floating interest rate swap, with a put option	Not applicable	To protect against an increase in interest rates by converting the advance’s fixed-rate to a floating-rate	6.0

Competition

Advances.  The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including the FRBs, commercial banks, investment banking divisions of commercial banks, and brokered deposits, largely on the basis of cost as well as types and weightings of collateral. Competition may be greater in regard to larger members, which have greater access to the capital markets. During 2008 and into 2009, the Federal Reserve took a series of unprecedented actions that made it more attractive for eligible financial institutions to borrow directly from the FRBs, creating increased competition for the Bank with a larger number of members, including smaller institutions. As a result of disruptions in the credit and mortgage markets in the second half of 2007, the Bank had experienced unprecedented loan growth. This growth has since reversed, with advances declining 33.8% from December 31, 2008 to December 31, 2009. This decline was due to the following: (1) members’ access to additional liquidity from government programs; (2) members’ reactions to the Bank’s pricing of the short-term advance products; (3) the impact of members raising core deposits; (4) members reducing the size of their balance sheets; (5) members reacting to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s advance products; and (6) the recent economic recession, which decreased the Bank’s members’ need for funding from the Bank.

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

Purchase of Mortgage Loans.  Members have several alternative outlets for their mortgage loan production including Fannie Mae, Freddie Mac, and other secondary market conduits. The MPF Program competes with these alternatives on the basis of price and product attributes. Additionally, a member may elect to hold all or a portion of its mortgage loan production in portfolio, potentially funded by a loan from the Bank. The Bank’s volume of conventional, conforming fixed-rate mortgages has declined as a result of a stagnant housing market and the weak employment and economic conditions. In addition, the lack of an off-balance sheet solution for the MPF program credit structure had previously affected program pricing and caused the Bank to strategically position the MPF Program for community and regional institutions thereby excluding larger PFIs from participation. As previously discussed, in 2009 the Bank began offering the MPF Xtra product to members. MPF Xtra does not have the credit enhancement structure of the traditional MPF Program. These loans are sold through the FHLBank of Chicago to

Fannie Mae and, therefore, not reported on the Bank’s balance sheet. Also in 2009, as mentioned previously, the Bank introduced a loan modification plan for participating PFIs, which will be available until December 31, 2011 unless further extended by the MPF Program.

Issuance of Consolidated Obligations.  The Bank competes with the U.S. Treasury, Fannie Mae, Freddie Mac and other government-sponsored enterprises as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt cost. The Bank’s status as a GSE affords certain preferential treatment for its debt obligations under the current regulatory scheme for depository institutions operating in the United States as well as preferential tax treatment in a number of state and municipal jurisdictions. Any change in these regulatory conditions as they affect the holders of Bank debt obligations would likely alter the relative competitive position of such debt issuance resulting in potentially higher cost to the Bank. The Federal banking agencies have proposed a lower RBC requirement applicable to Fannie Mae and Freddie Mac debt. If this proposal becomes final and a similar change is not applied to FHLBank debt, the System’s competitive position will erode. In addition, the FDIC’s unsecured debt guarantee program and the extension of the program through October 31, 2009 created additional competition for the Bank’s debt issuances.

The issuance of callable debt and the simultaneous execution of callable interest rate derivatives that mirror the debt have been an important source of funding for the Bank. There is considerable competition among high-credit-quality issuers in the markets for callable debt and for derivative agreements, which can raise the cost of issuing this form of debt.

Major Customers

Sovereign Bank, Ally Bank and PNC Bank each had advance balances in excess of ten percent of the Bank’s total portfolio as of December 31, 2009. See details in the Item 1A. Risk Factor entitled “The loss of significant Bank members or borrowers may have a negative impact on the Bank’s loans and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all which may affect the Bank’s profitability and financial condition.” and “Credit and Counterparty Risk” in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this 2009 Annual Report filed on Form 10-K.

Personnel

As of December 31, 2009, the Bank had 231 full-time employee positions and five part-time employee positions, for a total of 233.5 full-time equivalents, and an additional 26 contractors. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

Taxation

The Bank is exempt from all Federal, state and local taxation with the exception of real estate property taxes.

Resolution Funding Corporation (REFCORP) and Affordable Housing Program (AHP) Assessments

The Bank is obligated to make payments to REFCORP in an amount of 20% of net earnings after operating expenses and AHP expenses. The Bank must make these payments to REFCORP until the total amount of payments actually made by all twelve FHLBanks is equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030. The Finance Agency will shorten or lengthen the period during which the FHLBanks must make payments to REFCORP depending on actual payments relative to the referenced annuity. In addition, the Finance Agency, in consultation with the Secretary of the U.S. Treasury, selects the appropriate discounting factors used in this calculation. See Note 18 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data for additional information.

In addition, the FHLBanks must set aside for the AHP annually on a combined basis, the greater of an aggregate of $100 million or 10 percent of current year’s net earnings (income before interest expense related to mandatorily redeemable capital stock but after the assessment for REFCORP). If the Bank experienced a net loss, as defined in Note 17 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K, for a full year, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate ten percent calculation described above is less than $100 million for all twelve FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s net earnings in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. As allowed by AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). The Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism. See the Risk Factor entitled “The Bank’s Affordable Housing Program and other related community investment programs may be severely affected if the Bank’s annual net income is reduced or eliminated.” in Item 1A. Risk Factors and Note 17 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, both in this 2009 Annual Report filed on Form 10-K for additional information.

Currently, combined assessments for REFCORP and AHP are the equivalent of approximately a 26.5% effective rate for the Bank. Because the Bank was in a net loss position for the year ended December 31, 2009, it recorded no combined assessment expense. The combined REFCORP and AHP assessments for the Bank were $7.0 million and $85.6 million for the years ended December 31, 2008 and 2007, respectively. In 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. The Bank will use its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. This overpayment was recorded as a prepaid asset by the Bank and reported as “prepaid REFCORP assessment” on the Statement of Condition at December 31, 2008 and 2009. Over time, as the Bank uses this credit against its future REFCORP assessments, this prepaid asset will be reduced until the prepaid asset has been exhausted. If any amount of the prepaid asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining prepaid asset.

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

The Bank also makes the Annual Report filed on Form 10-K, quarterly reports filed on Form 10-Q, current reports filed on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer and the Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to this 2009 Annual Report filed on Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the governance section of the “Investor Relations” link on the Bank’s website at

www.fhlb-pgh.com. Printed copies of this information may be requested without charge upon written request to the Legal Department at the Bank.

Item 1A:	Risk Factors

There are many factors-several beyond the Bank’s control-that could cause results to differ significantly from the Bank’s expectations. The following discussion summarizes some of the more important factors that should be considered carefully in evaluating the Bank’s business. This discussion is not exhaustive and there may be other factors not described or factors, such as credit, market, operations, business, liquidity, interest rate and other risks, changes in regulations, and changes in accounting requirements, which are described elsewhere in this report (see the Risk Management discussion in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K), which could cause results to differ materially from the Bank’s expectations. However, management believes that these risks represent the material risks relevant to the Bank, its business and industry. Any factor described in this report could by itself, or together with one or more other factors, adversely affect the Bank’s business operations, future results of operations, financial condition or cash flows, and, among other outcomes, could result in the Bank continuing to not pay dividends on its common stock or repurchase excess capital stock.

Continued global financial market disruptions during 2009 and the long recession has sustained the uncertainty and unpredictability the Bank faces in managing its business. Geopolitical conditions or a natural disaster, especially one affecting the Bank’s district, customers or counterparties, could also adversely affect the Bank’s business, results of operations or financial condition.

The Bank’s business and earnings are affected by international, domestic and district-specific business and economic conditions. These economic forces, which may also affect counterparty and members’ business and results of operations, include real estate values, residential mortgage originations, short-term and long-term interest rates, inflation and inflation expectations, unemployment levels, money supply, fluctuations in both debt and equity markets, and the strength of the foreign, domestic and local economies in which the Bank operates. During the financial crisis which began in mid-2007, global financial markets suffered significant illiquidity, increased mortgage delinquencies and foreclosures, falling real estate values, the collapse of the secondary market for MBS, loss of investor confidence, a highly volatile stock market and interest rate fluctuations. These disruptions resulted in the bankruptcy or acquisition of numerous major financial institutions and diminished overall confidence in the financial markets, financial institutions in particular. During 2008 and into 2009, there were world-wide disruptions in the credit and mortgage markets and an overall downturn in the U.S. economy. The ongoing weakening of the U.S. housing market and the commercial real estate market, decline in home prices, and loss of jobs contributed to the recent national recession, resulted in increased delinquencies and defaults on mortgage assets and reduced the value of the collateral securing these assets. In combination, these circumstances could increase the possibility of under-collateralization of the advance portfolio and the risk of loss. Continued deterioration in the mortgage markets negatively impacted the value of the MBS, resulting in additional OTTI to the MBS portfolio and possible additional realized losses should the Bank be forced to liquidate MBS. See additional discussion in the Risk Factors entitled “The Bank invests in MBS, including significant legacy positions in private label MBS. The MBS portfolio shares risks similar to MPF as well as risks unique to MBS investments. The increased risks inherent with these investments have adversely impacted the Bank’s profitability and capital position and are likely to continue to do so during 2010.”

All of the factors described above have contributed to a material increase in the risks faced by the Bank. Some of these increased risks are reflected in the various internal risk measurements currently used by the Bank. For example, the Bank’s capital adequacy and market risk metrics of Projected Capital Stock Price (PCSP) and actual duration of equity have exceeded Board-approved limits due in large part to significantly higher credit spreads on the Bank’s private label MBS portfolio. In order to more effectively manage the risk positions which are affected by these spreads, management developed and the Board approved the usage of an Alternative Risk Profile. Please refer to the Risk Management section for further information regarding market risk metrics and the Alternative Risk Profile. For additional information regarding the Alternative Risk Profile assumptions and approach, see the “Risk Governance” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

The Bank is affected by the global economy through member ownership and investor appetite. Changes in perception regarding the stability of the U.S. economy, the degree of government support of financial institutions or the depletion of funds available for investment by overseas investors could lead to changes in foreign interest in investing in, or supporting, U.S. financial institutions or holding FHLBank debt.

Geopolitical conditions can also affect earnings. Acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, could affect business and economic conditions in the U.S., including both debt and equity markets.

Damage caused by acts of terrorism or natural disasters could adversely impact the Bank or its members, leading to impairment of assets and/or potential loss exposure. Real property that could be damaged in these events may serve as collateral for loans, or security for the mortgage loans the Bank purchases from its members and the MBS held as investments. If this real property is not sufficiently insured to cover the damages that may occur, there may be insufficient collateral to secure the Bank’s loans or investment securities and the Bank may be severely impaired with respect to the value of these assets.

The Bank is also exposed to risk related to a changing interest rate environment, especially in difficult economic times such as the recent recession. If this risk is not properly monitored and managed, it could affect the Bank’s results of operations and financial condition. For additional details, please see the Risk Factor entitled “Fluctuating interest rates or the Bank’s inability to successfully manage its interest rate risk may adversely affect the Bank’s net interest income, overall profitability and the market value of its equity.”

The Bank may fail to meet its minimum regulatory capital requirements, or be otherwise designated by the Finance Agency as undercapitalized, which would impact the Bank’s ability to conduct business “as usual,” result in prohibitions on dividends, excess capital stock repurchases and capital stock redemptions and potentially impact the value of Bank membership.

The Bank is required to maintain sufficient permanent capital, defined as capital stock plus retained earnings, to meet its combined risk-based capital (RBC) requirements. These requirements include components for credit risk, market risk and operational risk. Only permanent capital, defined as retained earnings plus Class B stock, can satisfy the RBC requirement. Each of the Bank’s investments carries a credit RBC requirement that is based on the rating of the investment. As a result, ratings downgrades on individual investments cause an increase in the total credit RBC requirement. Additionally, the market values on private label MBS have a significant impact on the market RBC requirement. In addition, the Bank is required to maintain certain regulatory capital and leverage ratios, which it has done. Any violation of these requirements will result in prohibitions on stock redemptions and repurchases and dividend payments.

On August 4, 2009, the Finance Agency issued its final Prompt Correct Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation. If the Bank becomes undercapitalized either by failing to meet its regulatory capital requirements or by the Finance Agency exercising its discretion to categorize an FHLBank as undercapitalized, then, in addition to the capital stock redemption, excess capital stock repurchase and dividend prohibitions noted above, it will also be subject to asset growth limits. If it becomes significantly undercapitalized, it could be subject to additional actions such as replacement of its Board and management, required capital stock purchase increases and required asset divestiture. The regulatory actions applicable to an FHLBank in a significantly undercapitalized status may also be imposed on an FHLBank by the Finance Agency at its discretion on an undercapitalized FHLBank. Violations could also result in changes in the Bank’s member lending, investment or MPF Program purchase activities, a change in permissible business activities, as well as the restrictions on dividend payments and restrictions on capital stock redemptions and repurchases. See the Capital Resources discussion in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K for further information.

Continued declines in market conditions could also result in a possible violation of regulatory and/or statutory capital requirements and may impact the Bank’s ability to redeem capital stock at par value. This could occur if: (1) a member were to withdraw from membership (or seek to have its excess capital stock redeemed) at a time when the Bank is not in compliance with its minimum capital requirements or is deemed to be undercapitalized despite being in compliance with its minimum capital requirements; or (2) it is determined the Bank’s capital stock is or is likely to be impaired as a result of losses in, or the depreciation of, assets which may not be recoverable in future periods. The Bank’s primary business is making loans to its members, which in turn creates capital for the Bank. As members increase borrowings, the Bank’s capital grows. As loan demand declines, so does the amount of capital required to support those balances. Ultimately, this capital would be returned to the member. Without new borrowing activity to offset the run-off of existing borrowings, capital levels could eventually decline. The Bank has the ability to increase the capital requirements on existing borrowings to boost capital levels; however, this may deter new borrowings and reduce the value of membership as the return on that investment may not be as profitable to the member as other investment opportunities.

Under Finance Agency regulation, the Bank may pay dividends on its capital stock only out of previously retained earnings or current net income. The payment of dividends is subject to certain statutory and regulatory restrictions (including that the Bank is in compliance with all minimum capital requirements and has not been designated undercapitalized by the Finance Agency) and is highly dependent on the Bank’s ability to continue to generate future net income and maintain adequate retained earnings and capital levels. In December 2008, the Bank announced the voluntary suspensions of dividend payments and repurchases of excess capital stock, until further notice. In this unprecedented environment, the Board and Bank management are confident this was the necessary course of action as they work to maintain sufficient levels of retained earnings. Dividend payments are expected to be restored when the Bank determines it is prudent to do so. Even at that point, the Bank may decide to pay dividends significantly lower than historical rates as the Bank builds retained earnings. Separately, payment of dividends could also be suspended if the principal and interest due on any consolidated obligation has not been paid in full or if the Bank becomes unable to comply with regulatory capital or liquidity requirements or satisfy its current obligations. See additional discussion regarding the Bank’s initiative to build retained earnings in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

As a result of the significant decline in excess permanent capital over required RBC capital in 2008, as well as the decline in retained earnings due to OTTI charges recorded in fourth quarter 2008, the Bank submitted a capital stabilization plan (CSP) to the Finance Agency for review and approval; the Finance Agency’s review is pending. As a result of the suspension of excess capital stock repurchases, the amount of excess permanent capital increased during 2009. The Bank was in compliance with all of its capital requirements at December 31, 2009.

The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank’s liquidity. In addition, if the Bank’s ability to access the long-term debt markets would be limited, this may have a material adverse effect on its liquidity, results of operations and financial condition, as well as its ability to fund operations, including advances.

The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of debt frequently, with a variety of maturities and call features and at attractive rates. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank’s assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with policies established by management and the Board and Finance Agency guidance to target as many as 15 days of liquidity, depending on the scenario. See the “Liquidity and Funding Risk” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K for additional information on the Finance Agency guidance.

In early July 2008, market concerns about the outlook for the net supply of GSE debt over the short-term, as well as concerns regarding any investments linked to the U.S. housing market, adversely affected the Bank’s access to the unsecured debt markets, particularly for long-term or callable debt. These concerns abated somewhat during 2009, resulting in an increase in availability of term FHLBank debt during the year. The ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets at that time, which are beyond the Bank’s control. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on acceptable terms, if at all. If the Bank cannot access funding when needed, its ability to support and continue its operations, including providing term funding to members, would be adversely affected, which would negatively affect its financial condition and results of operations.

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

During 2008 and into 2009, there were several actions taken by the U.S. Treasury, the Federal Reserve and the FDIC that were intended to stimulate the economy and reverse the illiquidity in the credit and housing markets. These included establishment of the Government-Sponsored Enterprise Credit Facility (GSECF), the Troubled Asset Relief Program (TARP), the Temporary Liquidity Guarantee Program (TLGP), and the Term Asset-Backed Securities Loan Facility (TALF). The TLGP had initially been set to expire on June 30, 2009; however, the guarantee under the program was extended until October 31, 2009 in exchange for an additional premium for the guarantee. The Bank did not borrow under the lending agreement established under the GSECF. TARP funds were not available to the Bank. In addition, the Bank, as well as the other FHLBanks, Fannie Mae and Freddie Mac, have all experienced a deterioration in debt pricing as investor capital and dealer focus has been redirected towards those securities offered under the TLGP, which carry an explicit guarantee of the U.S. government.

As a result of these government actions, the Bank initially experienced an increase in funding costs relative to long-term debt, reflecting both investor reluctance to purchase longer-term obligations and investor demand for high-quality, shorter-term assets. The Bank’s composition of its consolidated obligations portfolio was heavily concentrated in discount notes and shorter-term bonds, which meant a large portion of the Bank’s debt matured within one year. As investor reluctance regarding purchasing longer-term obligations of GSEs, as well as concerns regarding any mortgage market-related investments, continued, the debt issuance and related pricing of the Bank debt was adversely affected. Beginning in August 2009, conditions improved and the Bank began to regain some access to the term debt markets. However, the Bank’s consolidated obligations portfolio is still primarily comprised of discount notes and shorter-term bonds. This short-funding strategy could expose the Bank to interest rate risk as the Bank may need to replace the shorter-maturity debt at a potentially higher price.

An inability to issue both short- and long-term debt at attractive rates and in amounts sufficient to operate its business and meet its obligations would have a material adverse effect on the Bank’s liquidity, results of operations and financial condition.

The Bank invests in MBS. The MBS portfolio shares risks similar to the MPF Program as well as risks unique to MBS investments. The increased risks inherent with these investments have adversely impacted the Bank’s profitability and capital position and are likely to continue to do so during 2010.

The Bank invests in MBS, including Agency and private label MBS. The private label category of these investments carries a significant amount of risk, relative to other investments within the Bank’s portfolio. The MBS portfolio accounted for 13.8% of the Bank’s total assets and 27.9% of the Bank’s total interest income at December 31, 2009.

MBS are backed by residential mortgage loans, the properties of which are geographically diverse, but may include exposure in some areas that have experienced rapidly declining property values. The MBS portfolio is also subject to interest rate risk, prepayment risk, operational risk, servicer risk and originator risk, all of which can have a negative impact on the underlying collateral of the MBS investments. The rate and timing of unscheduled payments and collections of principal on mortgage loans serving as collateral for these securities are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, restrictions on voluntary prepayments contained in the mortgage loans, the availability of lender credit, loan modifications and other economic, demographic, geographic, tax and legal factors.

The Bank holds investments in private label MBS which, at the time of purchase, were in senior tranches with the highest long-term debt rating. However, many of those securities have subsequently been downgraded, in some cases below investment grade. See details of this activity in the “Credit and Counterparty Risk-Investments” section of Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on

Form 10-K. Throughout 2008 and into 2009, all types of private label MBS experienced increased delinquencies and loss severities. This trend accelerated during the third quarter of 2009; however, loss severities stabilized somewhat in the fourth quarter. If delinquencies and/or default rates on mortgages increase, and/or there is an additional decline in residential real estate values, the Bank could experience reduced yields or additional OTTI credit and noncredit losses on its private label MBS portfolio. During 2009, the U.S. housing market continued to experience significant adverse trends, including accelerating price depreciation in some markets and rising delinquency and default rates. If delinquency and/or loss rates on mortgages and/or home equity loans continue to increase in 2010, and/or a rapid decline or a continuing decline in residential real estate values continues, the Bank could experience additional material credit-related OTTI losses on its investment securities, which would negatively affect the Bank’s financial condition, results of operations and its capital position.

Through December 31, 2009, the Bank recognized $228.5 million in full year credit-related OTTI charges in earnings related to private label MBS, after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. The credit loss realized on the Bank’s private label MBS is equal to the difference between the amortized cost basis (pre-OTTI charge) and the present value of the estimated cash flows the Bank expects to realize on the private label MBS over their life. As of December 31, 2009, the Bank did not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis. The Bank has not recorded significant OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities). See the “Credit and Counterparty Risk — Other-Than-Temporary Impairment” discussion in Risk Management in Item 7. Management’s Discussion and Analysis and Note 8 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K for discussion regarding OTTI analysis and conclusions.

The Bank has insurance on its home equity lines of credit (HELOC) investments. However, the current weakened financial condition of these insurers increases the risk that these counterparties will fail. Therefore, they may be unable to reimburse the Bank for claims under insurance policies on certain securities within the Bank’s private label MBS portfolio. As of year-end 2009, a trustee had to make claims on one of the insured HELOC bonds and the payments were made by the insurer. As delinquencies increase and credit enhancement provided by a security’s subordination structure is eroded, the likelihood that claims on these insurance policies will be made increases. The Bank has estimated that not all insurance providers on the HELOCs will make their contractual payments, so the Bank has recorded OTTI on these securities.

As discussed below, legislation allowing for bankruptcy modifications (referred to as cramdown legislation) on mortgages of owner-occupied homes had been passed by the House but was defeated in the Senate; however, similar legislation may be re-introduced during 2010. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings could become material. The previously proposed legislation permitted a bankruptcy judge, in specified circumstances, to reduce the mortgage amount to today’s market value of the property, reduce the interest paid by the debtor, and/or extend the repayment period. In the event this legislation would again be proposed, passed and applied to existing mortgage debt (including residential MBS), the Bank could face increased risk of credit losses on its private label MBS that include bankruptcy carve-out provisions and allocation of bankruptcy losses over a specified dollar amount on a pro-rata basis across all classes of a security. The effect on the Bank will depend on the actual version of the legislation that is passed, related rating agency actions, and whether mortgages held by the Bank, either within the MPF Program or as collateral for MBS held by the Bank, are subject to bankruptcy proceedings under the new legislation. As of December 31, 2009, the Bank had 69 private label MBS with a par value of $3.8 billion that include bankruptcy carve-out language which could be affected by cramdown legislation.

On May 20, 2009, Congress enacted loan modification legislation. The legislation provides that if a servicer of residential mortgages agrees to enter into a residential loan modification, workout, or other loss mitigation plan with respect to a residential mortgage originated before the date of enactment of the legislation, including mortgages held in a securitization or other investment vehicle, to the extent that the servicer owes a duty to investors or other parties to maximize the net present value of such mortgages, the servicer is deemed to have satisfied that duty, and will not be liable to those investors or other parties, if certain criteria are met. Those criteria include the following: (1) default on the mortgage has occurred, is imminent, or is reasonably foreseeable; (2) the mortgagor occupies the property securing the mortgage as his or her principal residence; and (3) the servicer reasonably determined that the application of the loss mitigation plan to the mortgage will likely provide an anticipated recovery on the outstanding principal mortgage debt that will exceed the anticipated recovery through foreclosure. There are other ongoing discussions of legislative and regulatory changes to increase mortgage loan modifications to help borrowers avoid foreclosure and some of these proposals include principal writedowns. At this time, the Bank is unable to predict what impact this legislation may have on the ultimate recoverability of the private label MBS investment portfolio; however, modifications may result in reductions in the value of the Bank’s private label MBS portfolio and increases in credit and noncredit losses the Bank incurs on such securities.

In February 2010, Fannie Mae and Freddie Mac announced that they intend to purchase seriously delinquent loans, defined as loans 120 days or more delinquent, out of collateral pools backing the MBS they have issued. While details of the purchase programs are not fully known, loans purchased by Fannie Mae and Freddie Mac at par value from the collateral pools supporting the MBS that were purchased by the Bank at a premium would result in an acceleration of premium amortization on the MBS. Accordingly, the principal of these securities would be paid down more quickly than anticipated, and the Bank’s net interest income from these investments would be reduced.

In addition, the purchase of seriously delinquent loans by Fannie Mae and Freddie Mac would result in significant levels of principal received by investors in a short period of time, resulting in an increase in market liquidity. This may, in turn, serve to limit the Bank’s opportunities to reinvest these prepayments profitably as other investors would be seeking to re-deploy these prepayments simultaneously. This could elevate purchase prices and reduce effective yields on the new investments.

Additionally, if Fannie Mae and Freddie Mac access the capital markets to fund these prepayments, the Bank’s own funding costs may be adversely impacted. The funding costs for Fannie Mae, Freddie Mac and the FHLBanks traditionally track each other closely. Therefore, any material increase in access to the capital markets could result in higher funding costs realized by Fannie Mae, Freddie Mac and the FHLBanks as well.

The Bank’s financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.

MBS servicers have a significant role in servicing the mortgage loans that serve as collateral for the Bank’s MBS portfolio, including playing an active role in loss mitigation efforts and making servicer advances. The Bank’s credit risk exposure to the servicer counterparties includes the risk that they will not perform their obligation to service these mortgage loans, which could adversely affect the Bank’s financial condition or results of operations. The risk of such a failure has increased as deteriorating market conditions have affected the liquidity and financial condition of some of the larger servicers. These risks could result in losses significantly higher than currently anticipated. In addition, the Bank is also exposed to the risk that a bank used by the servicer could be seized by the FDIC, which may result in additional complications with respect to the Bank collecting payments on its securities. The Bank is the owner of an MBS bond issued and serviced by Taylor Bean & Whitaker (TBW), which had a par balance of $52.3 million as of December 31, 2009. TBW filed for bankruptcy on August 24, 2009. TBW utilized Colonial Bank as its primary bank. Colonial Bank went into FDIC receivership on August 13, 2009. See further discussion regarding these bonds in the “Investment Securities” discussion in the Financial Condition section in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

The Bank is subject to credit risk due to default, including failure or ongoing instability of any of the Bank’s member, derivative, money market or other counterparties, which could adversely affect its profitability or financial condition.

Due to recent market events, some of the Bank’s members (or their affiliates), as well as derivative, money market and other counterparties, have experienced various degrees of financial distress, including liquidity constraints, credit downgrades or bankruptcy. The instability of the financial markets during 2009 resulted in many financial institutions becoming significantly less creditworthy, exposing the Bank to increased member and counterparty risk and risk of default. Changes in market perception of the financial strength of various financial institutions can occur very rapidly and can be difficult to predict. Over the past year, in a departure from historical experience, the pace at which financial institutions (including FDIC-insured institutions) have moved from having some financial difficulties to failure has increased dramatically. Consequently, the Bank faces an increased risk that a counterparty or member failure will result in a financial loss to the Bank.

The Bank faces credit risk on advances, mortgage loans, investment securities, derivatives, certificates of deposit, commercial paper and other financial instruments. The Bank protects against credit risk on advances through credit underwriting standards and collateralization. In addition, under certain circumstances the Bank has the right to obtain additional or substitute collateral during the life of a loan to protect its security interest. The Act defines eligible collateral as certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets. All capital stock of the Bank owned by the borrower is also available as supplemental collateral. Effective February 2010, the Bank was also authorized to approve CDFIs for membership and lend to CDFI members. In addition, members that qualify as CFIs may pledge secured small-business, small-farm, and small-agribusiness loans as collateral for loans. The Bank is also allowed to make loans to nonmember housing associates and requires them to deliver adequate collateral.

The types of collateral pledged by members are evaluated and assigned a borrowing capacity, generally based on a percentage of its value. This value can either be based on book value or market value, depending on the nature and form of the collateral being pledged. The volatility of market prices and interest rates could affect the value of the collateral held by the Bank as security for the obligations of Bank members as well as the ability of the Bank to liquidate the collateral in the event of a default by the obligor. Volatility within collateral indices may affect the method used in determining collateral weightings, which would ultimately affect the eventual collateral value. On advances, the Bank’s policies require the Bank to be over-collateralized. In addition, all advances are current and no loss has ever been incurred in the portfolio. Based on these factors, no allowance for credit losses on advances is required. The Bank has policies and procedures in place to manage the collateral positions; these are subject to ongoing review, evaluation and enhancements as necessary.

In 2009, 140 FDIC-insured institutions have failed across the country. The financial services industry has experienced an increase in both the number of financial institution failures and the number of mergers and consolidations. If member institution failures and mergers or consolidations occur affecting the Bank’s district, particularly out-of-district acquirers, this activity may reduce the number of current and potential members in the Bank’s district. The resulting loss of business could negatively impact the Bank’s financial condition and results of operations, as well as the Bank’s operations in general. Additionally, if Bank members fail and the FDIC or the member (or another applicable entity) does not either (1) promptly repay all of the failed institution’s obligations to the Bank or (2) assume the outstanding advances, the Bank may be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to the Bank. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution’s obligations and the operational cost of liquidating the collateral.

The Bank follows guidelines established by its Board on unsecured extensions of credit which limit the amounts and terms of unsecured credit exposure to highly rated counterparties, the U.S. Government and other FHLBanks. The Bank’s primary unsecured credit exposure includes Federal funds and money market exposure as well as the unsecured portion of any derivative transaction. Unsecured credit exposure to any counterparty is limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Nevertheless, the insolvency or other inability of a significant counterparty to perform its obligations under such transactions or other agreement could cause the Bank to incur losses and have an adverse effect on the Bank’s financial condition and results of operations.

In addition, the Bank’s ability to engage in routine derivatives, funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide disruptions in which it may be difficult for the Bank to find counterparties for such transactions.

Due to the ongoing financial market stress, to the extent the number of high quality counterparties available for hedging transactions decreases, the Bank may face reduced, or limited, ability to enter into hedging transactions. As a result, the Bank may not be able to effectively manage interest rate risk, which could negatively affect its results of operations and financial condition. In addition, the Bank may be limited in the number of counterparties available with which it can conduct business with respect to money market investments, liquidity positions and other business transactions. It may also affect the Bank’s credit risk position and the loan products the Bank can offer to members.

For additional discussion regarding the Bank’s credit and counterparty risk, see the “Credit and Counterparty Risk” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K. See discussion in “Current Financial and Mortgage Market Events and Trends” in the Earnings Performance section of Item 7. Management’s Discussion and Analysis regarding the impact of the Lehman Brothers Holding, Inc. (Lehman) bankruptcy filing.

The Bank is subject to legislative and regulatory actions, including a complex body of regulations, including Finance Agency regulations, which may be amended in a manner that may affect the Bank’s business, operations and/or financial condition and members’ investment in the Bank.

On December 11, 2009, the House passed the Wall Street Reform and Consumer Protection Act (the Reform Act), which, if passed by the U.S. Senate and signed into law by the president, would, among other things: (1) create a consumer financial protection agency; (2) create an inter-agency oversight council that will identify and regulate systemically important financial institutions; (3) regulate the over-the-counter derivatives market; (4) reform the credit rating agencies; (5) provide shareholders with an advisory vote on the compensation practices of the entity in which they invest including for executive compensation and golden parachutes; and (6) create a Federal insurance office that will monitor the insurance industry. Depending on whether the Reform Act, or similar legislation, is signed into law and on the final content of any such legislation, the Bank’s business, operations, funding costs, rights, obligations, and/or the manner in which the Bank carries out its housing-finance mission may be impacted. For example, regulations on the over-the-counter derivatives market that may be issued under the Reform Act could adversely impact the Bank’s ability to hedge its interest-rate risk exposure from advances, achieve the Bank’s risk management objectives, and act as an intermediary between its members and counterparties. However, the Bank cannot predict whether any such legislation will be enacted and what the content of any such legislation or regulations issued under any such legislation would be and so cannot predict what impact the Reform Act or similar legislation may have on the Bank.

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

In addition to legislation described above, the FHLBanks are also governed by Federal laws and regulations as adopted by Congress and applied by the Finance Agency, an independent agency in the executive branch of the Federal government. The Finance Agency’s extensive statutory and regulatory authority over the FHLBanks includes, without limitation, the authority to liquidate, merge or consolidate FHLBanks, redistrict and/or adjust equities among the FHLBanks. The Bank cannot predict if or how the Finance Agency could exercise such authority in regard to any FHLBank or the potential impact of such action on members’ investment in the Bank. The Finance Agency also has authority over the scope of permissible FHLBank products and activities, including the authority to impose limits on those products and activities. The Finance Agency supervises the Bank and establishes the regulations governing the Bank. On February 8, 2010, the Finance Agency issued a proposed regulation to establish the terms under which it could impose additional temporary minimum capital requirements on an FHLBank. See Legislative and Regulatory Developments in Item 7. Management’s Discussion and Analysis for additional information. In August 2009, the Finance Agency issued the PCA Regulation, which incorporated the Interim Final Regulation regarding Capital Levels for FHLBanks previously issued in January 2009. For additional discussion, see the Risk Factor entitled “The Bank may fail to meet its minimum regulatory capital requirements, or be otherwise designated by the Finance Agency as undercapitalized, which would impact the Bank’s ability to conduct business “as usual,” result in prohibitions on dividends, excess capital stock repurchases and capital stock redemptions and potentially impact the value of Bank membership.”

In September 2008, the Federal Reserve announced it would begin purchasing short-term debt obligations issued by Fannie Mae, Freddie Mac and the FHLBanks. In November 2008, the Federal Reserve announced it would begin purchasing term debt obligations of FHLBanks, Fannie Mae and Freddie Mac as well as MBS guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. This total program, initiated to drive mortgage rates lower, make housing more affordable, and help stabilize home prices, may lead to continued artificially low agency-mortgage pricing. Comparative MPF Program price execution, which is a function of the FHLBank debt issuance costs, may not be competitive as a result. This trend could continue and member demand for MPF Program products could diminish.

The TARP was established in October 2008, providing the U.S. Treasury the authority to purchase up to $700 billion of assets, including mortgage-related assets, from financial institutions. The U.S. Treasury, through its TARP capital purchase program, has made and continues to make capital stock investments in U.S. financial institutions.

On February 27, 2009, the FDIC approved a final regulation imposing an increased deposit insurance premium assessment on FDIC-insured institutions that have outstanding advances and other secured liabilities greater than 25 percent of their domestic deposits. At that time, the FDIC also approved revisions to the TLGP program to provide an FDIC guarantee for convertible term debt. The Bank continues to monitor the FDIC’s actions and the impact on investor demand for Bank funding, as well as the impact on the Bank’s members.

The Bankruptcy Reform Act of 1994 substantially eliminated the risk of bankruptcy mortgage modifications, also known as cramdowns, on mortgages secured solely by the debtor’s principal residence. While this legislation is still in effect, there has been new legislation allowing for bankruptcy modifications (referred to as cramdown legislation) on mortgages of owner-occupied homes.

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

See additional discussion regarding cramdown legislation and loan modifications in the Risk Factor entitled “The Bank invests in MBS, including significant legacy positions in private label MBS. The MBS portfolio shares risks similar to the MPF Program as well as risks unique to MBS investments. The increased risks inherent with these investments have adversely impacted the Bank’s profitability and capital position and are likely to continue to do so during 2010.”

The Bank is jointly and severally liable for the consolidated obligations of other FHLBanks. Additionally, the Bank may receive from or provide financial assistance to the other FHLBanks.

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2009, out of a total of $930.6 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $59.0 billion, or approximately 6.3% of the total.

In addition to its extensive and broad authority in regard to the FHLBanks as noted above, the Finance Agency in its discretion may also require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, the Bank could incur significant liability beyond its primary obligation under consolidated obligations which could negatively affect the Bank’s financial condition and results of operations. The Bank records a liability for consolidated obligations on its Statement of Condition equal to the proceeds it receives from the issuance of those consolidated obligations. The Bank does not recognize a liability for its joint and several obligations related to consolidated obligations issued by other FHLBanks because the Bank considers the obligation a related party guarantee. See Risk Management in Item 7. Management’s Discussion and Note 16 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K for further information. See the Risk Factor entitled “Changes in the Bank’s, other FHLBanks’ or other GSEs’ credit ratings may adversely affect the Bank’s ability to issue consolidated obligations and enter into derivative transactions on acceptable terms.” for details regarding the most recent Moody’s and S&P ratings for the FHLBank System and each of the FHLBanks within the System.

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

FHLBank System consolidated obligations have been assigned Aaa/P-1 and AAA/A-1+ ratings by Moody’s and S&P. These are the highest ratings available for such debt from an NRSRO. These ratings indicate that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal of and interest on consolidated obligations and that the consolidated obligations are judged to be of the highest quality with minimal credit risk. The ratings also reflect the FHLBanks’ status as GSEs. The Bank’s latest stand-alone ratings by Moody’s and S&P are Aaa/P-1/Stable and AAA/Stable /A-1+ respectively. Items such as future OTTI charges or reserves on advances the Bank may be required to record could result in a lowering of the Bank’s stand-alone ratings. This could adversely affect the Bank’s ability to issue debt, enter into derivative contracts on acceptable terms and issue standby letters of credit. This could have a negative impact on the Bank’s financial condition and results of operations.

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

The following table presents the Moody’s and S&P ratings for the FHLBank System and each of the FHLBanks within the System as of March 15, 2010.

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

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on loans and investment securities and interest paid on debt and other liabilities, as measured by net interest income. The Bank’s financial performance is affected by fiscal and monetary policies of the Federal government and its agencies and in particular by the policies of the Federal Reserve. The Federal Reserve’s policies, which are difficult to predict, directly and indirectly influence the yield on the Bank’s interest-earning assets and the cost of interest-bearing liabilities. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank may experience instances when its interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, when the timing of the re-pricing of interest-bearing liabilities does not coincide with the timing of re-pricing of interest-earning assets, or when the timing of the maturity or paydown of interest-bearing liabilities does not coincide with the timing of the maturity or paydown of the interest-earning assets.

Fluctuations in interest rates affect profitability in several ways, including but not limited to the following:

•	Increases in interest rates may reduce overall demand for loans and mortgages, thereby reducing the ability to originate new loans, the availability of mortgage loans to purchase and the volume of MBS acquired by the Bank, which could have a material adverse effect on the Bank’s business, financial condition and profitability, and may increase the cost of funds;
•	Decreases in interest rates may cause mortgage prepayments to increase and may result in increased premium amortization expense and substandard performance in the Bank’s mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time. While these prepayments would reduce the asset balance, the associated debt may remain outstanding (i.e., debt overhang);
•	Decreases (increases) in short-term interest rates reduce (increase) the return the Bank receives on its interest-free funds. This liquidity is invested in short-term or overnight investments, such as Federal funds sold, resulting in lower profitability for the Bank in a low rate environment;
•	As a consequence of the recent economic recession, decreases in interest rates also reflect a significant decline in economic activity. This results in a weakening of the underlying credit of the collateral supporting the Bank’s advances portfolio and its private label MBS portfolio, increasing the potential for the Bank to experience a credit loss; and

•	Increases or decreases in spreads on advances, mortgage loans and both short- and long-term debt issuances may have an effect on the Bank’s interest rate risk profile.

The Bank’s ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affect the success of the asset and liability management activities and the level of net interest income.

The Bank uses derivative instruments to attempt to reduce interest rate risk. In prior years, some of the Bank’s derivatives and hedging strategies were deemed ineligible for hedge accounting treatment under derivative accounting guidance and resulted in significant one-sided fair value adjustments which were reflected in the Statement of Operations in those periods. More recently, the Bank has implemented strategies which have reduced the amount of one-sided fair value adjustments and the resulting impact to the Statement of Operations. However, market movements and volatility affecting the valuation of instruments in hedging relationships can cause income volatility in the form of hedge ineffectiveness. Should the use of derivatives be further limited, with that activity being replaced with a higher volume of debt funding, the Bank may still experience income volatility driven by the market and interest rate sensitivities.

In addition, the Bank’s profitability and the market value of its equity, as well as its liquidity and financial condition, are significantly affected by its ability to manage interest rate risks. The Bank uses a number of measures and analyses to monitor and manage interest rate risk. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is not practical. Key assumptions include, but are not limited to, loan volumes and pricing, market conditions for the Bank’s consolidated obligations, interest rate spreads and prepayment speeds and cash flows on mortgage-related assets. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of equity nor can they precisely predict the impact of higher or lower interest rates on net interest income or the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. See additional discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K. In December 2008, the Bank implemented changes to its dividend and retained earnings practices, including suspension of excess capital stock repurchases and dividend payments until further notice. These voluntary actions are discussed in more detail in Capital Resources in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K as well as in the Bank’s report on Form 8-K filed with the SEC on December 23, 2008. The Bank continues to monitor its position and evaluate its policies.

The loss of significant Bank members or borrowers may have a negative impact on the Bank’s loans and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all which may affect the Bank’s profitability and financial condition.

One or more significant Bank members or borrowers could be merged into nonmembers, withdraw their membership or decrease their business levels with the Bank, which could lead to a significant decrease in the Bank’s total assets. Membership withdrawal may be due to a move to another FHLBank district or concern regarding a credit loss on the investment in the Bank. Additionally, there are instances when acquired banks are merged into banks chartered outside the Bank’s district or when a member is consolidated with an institution within the Bank’s district that is not one of the Bank’s members. Under the Act and the Finance Agency’s current rules, the Bank can generally do business only with member institutions that have charters in its district. If member institutions are acquired by institutions outside the Bank’s district and the acquiring institution decides not to maintain membership by dissolving charters, the Bank may be adversely affected, resulting in lower demand for products and services and ultimately requiring the redemption of related capital stock. At December 31, 2009, the Bank’s five largest customers, Sovereign Bank, Ally Bank, PNC Bank, ING Bank and Citizens Bank of Pennsylvania accounted for 63.9% of its total advances outstanding and owned 54.7% of its outstanding capital stock. Of these members, Sovereign Bank, Ally Bank and PNC Bank each had outstanding loan balances in excess of ten percent of the total portfolio. If any of these members paid off their outstanding loans or withdrew from membership, the Bank could experience a material adverse effect on its outstanding loan levels and a decrease in demand for its products and services, all of which would impact the Bank’s financial condition and results of operations.

In the event the Bank would lose one or more large borrowers that represent a significant proportion of its business, the Bank could, depending on the magnitude of the impact, compensate for the loss by continuing to suspend, or otherwise restrict, dividend payments and repurchases of excess capital stock, raising loan rates, attempting to reduce operating expenses (which could cause a reduction in service levels or products offered) or by undertaking some combination of these actions. The magnitude of the impact would depend, in part, on the Bank’s size and profitability at the time the financial institution ceases to be a borrower.

See further discussion in the “Credit and Counterparty Risk — Loan Concentration Risk” section of Risk Management in Item 7. Management’s Discussion and Analysis and Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K.

The Bank faces competition for loans, mortgage loan purchases and access to funding, which could negatively impact earnings.

The Bank’s primary business is making loans to its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including commercial banks and their investment banking divisions, the FRBs, the FDIC, and, in some circumstances, other FHLBanks. Members have access to alternative funding sources, which may offer more favorable terms than the Bank offers on its loans, including more flexible credit or collateral standards. In addition, many of the Bank’s competitors are not subject to the same body of regulations applicable to the Bank, which enables those competitors to offer products and terms that the Bank is not able to offer. In 2009, the Bank experienced a decline in its advances portfolio. This decline was driven by: (1) the impact of members’ access to additional liquidity from government programs; (2) an increase in members’ core deposits and reduction in the size of their balance sheets; (3) members’ reactions to the Bank’s pricing of short-term advances products; (4) members limiting use of Bank products in reaction to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock; and (5) a decrease in members’ need for funding from the Bank due to the recession.

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

In connection with the MPF Program, the Bank is subject to competition regarding the purchase of conventional, conforming fixed-rate mortgage loans. In this regard, the Bank faces competition in the areas of customer service, purchase prices for the MPF loans and ancillary services such as automated underwriting. The Bank’s strongest competitors are large mortgage companies and the other housing GSEs, Fannie Mae and Freddie Mac. The Bank may also compete with other FHLBanks with which members have a relationship through affiliates. Most of the FHLBanks participate in the MPF Program or a similar program known as the Mortgage Purchase Program. Competition among FHLBanks for MPF business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time, as well as each FHLBank’s capital stock requirement for MPF exposure. Some of these mortgage loan competitors have greater resources, larger volumes of business, longer operating histories and more product offerings. In addition, because the volume of conventional, conforming fixed-rate mortgages fluctuates depending on the level of interest rates, the demand for MPF Program products could diminish. Increased competition can result in a reduction in the amount of mortgage loans the Bank is able to purchase and consequently lower net income.

The Finance Agency does not currently permit multidistrict membership; however, a decision by the Finance Agency to permit such membership could significantly affect the Bank’s ability to make loans and purchase mortgage loans.

The FHLBanks also compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect the Bank’s ability to have access to funding, reduce the amount of funding available or increase the cost of funding. Any of these effects could adversely affect the Bank’s financial condition, results of operations and ability to pay dividends to members. During 2009, the FHLBanks continued to experience a decline in the demand for longer-term debt issuance due in part to legislative and regulatory actions taken by the U.S. Treasury and Federal Reserve to stimulate the housing and credit markets. These actions are discussed in more detail in the Risk Factors entitled “The Bank is subject to legislative and regulatory actions, including a complex body of regulations, including Finance Agency regulations, which may be amended in a manner that may affect the Bank’s business, operations and/or financial condition and members’ investment in the Bank.” and “The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank’s liquidity. In addition, if the Bank’s ability to access the long-term debt markets would be limited, this may have a material adverse effect on its liquidity, results of operations and financial condition, as well as its ability to fund operations, including advances.”

The MPF Program has different risks than those related to the Bank’s traditional loan business, which could adversely impact the Bank’s profitability.

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. Net mortgage loans held for portfolio accounted for 7.9% of the Bank’s total assets as of December 31, 2009 and approximately 19.4% of the Bank’s total interest income for the full year 2009. In contrast to the Bank’s traditional member loan business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk and operational complexity. The residential mortgage loan origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage loan market. These would include, but are not limited to, the following: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; and increased innovation resulting in products that do not currently meet the criteria of the MPF Program. Any of these changes could have a negative impact on the profitability of the MPF Program.

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

Delinquencies and losses with respect to residential mortgage loans continued to increase in the first half of 2009, but stabilized somewhat in the last six months of the year. In addition, residential property values in many states continued to decline or, at best, remained stable. However, the Bank’s MPF loan portfolio has continued to perform better than many residential loan portfolios. The geographic span of the Bank’s portfolio is limited in those high-risk states and regions of the country which are experiencing significant property devaluations. The residential mortgage loans in the Bank’s portfolio are of a higher credit quality overall. The MPF portfolio is analyzed for risk of loss through the allowance for loan losses process. If delinquency and loss rates on mortgage loans increase, and/or there is rapid decline in residential real estate values, the Bank could experience an increase in the allowance for loan losses, and potentially realized losses, on its MPF portfolio. In the event the Bank was forced to liquidate the entire portfolio, additional losses could be incurred which would adversely impact the Bank’s profitability and financial condition.

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

For the MPF Plus product, Supplemental Mortgage Insurance (SMI) coverage has typically been available for PFIs to purchase. As of December 31, 2009, Genworth Mortgage Insurance Corp. and Mortgage Guaranty Insurance Company provided 83.8% and 5.9%, respectively, of SMI coverage for MPF Plus product loans. However, due to a lack of insurers writing new SMI policies, the MPF Plus product is not currently being offered to members. For the MPF Original product, the ratings model currently requires additional credit enhancement from the PFI to compensate for the lower mortgage insurer rating for loans subject to private mortgage insurance requirements (i.e., LTV greater than 80%). Historically, there have been no losses claimed against an SMI insurer. However, a default on the insurance obligations by one or both of these SMI insurers and an increase in losses on MPF loans would adversely affect the Bank’s profitability.

For a description of the MPF Program, the obligations of the Bank with respect to loan losses and a PFI’s obligation to provide credit enhancement, see the sections entitled Mortgage Partnership Finance Program in Item 1. Business, and Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K. See additional details regarding SMI insurers in the “Credit and Counterparty Risk — Mortgage Loans, BOB Loans and Derivatives” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

The Bank’s Affordable Housing Program and other related community investment programs may be severely affected if the Bank’s annual net income is reduced or eliminated.

The Bank is required to establish an Affordable Housing Program (AHP). The Bank provides subsidies in the form of direct grants and/or below-market interest rate advances to members who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households.

If the Bank experienced a net loss, as defined in Note 17 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K, for a full year, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate ten percent calculation described above is less than $100 million for all twelve FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the net earnings of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions.

For the year ended December 31, 2009, the Bank did experience a net loss and did not set aside any AHP funding to be awarded during 2010. However, as allowed by AHP regulations, the Bank has elected to allot up to $2 million of future periods’ required AHP contributions to be awarded during 2010 (referred to as Accelerated AHP). The Accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism. The Bank will credit the Accelerated AHP contribution against required AHP contributions over the next five years.

The Bank relies on externally developed models to manage market and other risks, to make business decisions and for financial accounting and reporting purposes. These models are run and maintained by the Bank. In addition, the Bank relies on externally developed models to perform cash flow analysis on MBS to evaluate for OTTI. These models are run and maintained outside of the Bank. In both cases, the Bank’s business could be adversely affected if these models fail to produce reliable and useful results.

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

Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. The Bank’s models could produce unreliable results for a number of reasons, including invalid or incorrect assumptions underlying the models or incorrect data being used by the models. The risk metrics, valuations and loan loss reserve estimations produced by the Bank’s models may be different from actual results, which could adversely affect the Bank’s business results, cash flows, fair value of net assets, business prospects and future earnings. Changes in any models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. If the models are not reliable or the Bank does not use them appropriately, the Bank could make poor business decisions, including asset and liability management decisions, or other decisions, which could result in an adverse financial impact. Further, any strategies that the Bank employs to attempt to manage the risks associated with the use of models may not be effective. See “Quantitative Disclosures Regarding Market Risk — The Bank’s Market Risk Model” discussion in Risk Management in Item 7. Management’s Discussion and Analysis for more information.

In performing the cash flow analysis on the Bank’s private label MBS to determine OTTI, the Bank uses two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. A table of the significant inputs (including default rates, prepayment rates and loss severities) used on those securities on which an OTTI was determined to have occurred during the quarter ended December 31, 2009 is included in Note 8 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in this 2009 Annual Report filed on Form 10-K.

These models and assumptions have a significant effect on determining whether any of the investment securities are other-than-temporarily impaired. The use of different assumptions, as well as changes in market conditions, could result in materially different net income, retained earnings and total capital for the Bank. Based on the structure of the Bank’s private label MBS and the interaction of assumptions to estimate cash flows, the Bank is unable to isolate the impact of the assumption changes or performance deterioration on estimated credit losses recorded by the Bank. See the OTTI discussion in the “Credit and Counterparty Risk — Investments” section in Risk Management in Item 7. Management’s Discussion and Analysis for additional details regarding these models.

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

In addition to internal computer systems, the Bank relies on third party vendors and service providers for many of its communications and information systems needs. Any failure, interruption or breach in security of these systems, or any disruption of service, could result in failures or interruptions in the Bank’s ability to conduct and manage its business effectively, including, and without limitation, its hedging and advances activities. While the Bank has implemented a Business Continuity Plan, there is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. Any failure or interruption could significantly harm the Bank’s customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows.

The Bank’s accounting policies and methods are fundamental to how the Bank reports its market value of equity, financial condition and results of operations, and they require management to make estimates about matters that are inherently uncertain.

The Bank has identified several accounting policies as being critical to the presentation of its financial condition and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to the Bank’s accounting for OTTI for investment securities, determination of fair values and accounting for derivatives, among others.

Bank management applies significant judgment in assigning fair value to all of its assets and liabilities. These fair values are reported in Note 22 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K. The fair values assigned to all assets and liabilities have a considerable impact on the Bank’s market value of equity. Management monitors market conditions and takes what it deems to be appropriate action to preserve the value of equity and earnings. The ability for management to appropriately manage the market value of equity is dependent on the market conditions in which the Bank is operating. During the recent market disruption and ongoing decline in the housing and financial markets, the Bank’s market value of equity has been adversely impacted. For additional discussion regarding market value of equity and OTTI, see Risk Management in Item 7. Management’s Discussion and Analysis and Note 8 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, both in this 2009 Annual Report filed on Form 10-K.

Because of the inherent uncertainty of the estimates associated with these critical accounting policies, the Bank cannot provide absolute assurance that there will not be any adjustments to the related amounts recorded at December 31, 2009. For more information, please refer to the Critical Accounting Policies section in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

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

For details regarding the Bank’s legal action with respect to the Lehman bankruptcy and related collateral receivable, and the Bank’s legal actions filed against various defendants regarding private label MBS purchases, see discussion in Item 3. Legal Proceedings in this 2009 Annual Report filed on Form 10-K.

The Bank’s controls and procedures may fail or be circumvented, risk management policies and procedures may be inadequate and circumstances beyond the Bank’s control could cause unexpected operating losses. In addition, the loss of key employees may have an adverse effect on the Bank’s business and operations.

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

The Bank relies heavily upon its employees in order to successfully execute its business and strategies. Certain key employees are important to the continued successful operation of the Bank. Failure to attract and/or retain such key individuals may adversely affect the Bank’s business operations.

Operating risk is the risk of unexpected operating losses attributable to human error, systems failures, fraud, noncompliance with laws, regulations and the Bank’s internal Code of Conduct, unenforceability of contracts, and/or inadequate internal controls and procedures. Although management has systems and procedures in place to address each of these risks, some operational risks are beyond the Bank’s control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank as well.

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

As discussed in “Current Financial and Mortgage Market Events and Trends” in Item 7. Management’s Discussion and Analysis section of this 2009 Annual Report filed on Form 10-K, the Bank terminated multiple interest rate swap transactions with Lehman Brothers Special Financing, Inc. (LBSF) effective September 19, 2008. On October 7, 2008, the Bank filed an adversary proceeding against J.P. Morgan Chase Bank, N.A. (J.P. Morgan) and LBSF in the United States Bankruptcy Court in the Southern District of New York alleging constructive trust, conversion, breach of contract, unjust enrichment and injunction claims (Complaint) relating to the right of the Bank to the return of the $41.5 million in Bank posted cash collateral held by J.P. Morgan in a custodial account established by LBSF as a fiduciary for the benefit of the Bank. Chase Bank USA, N.A. (Chase Bank), an affiliate of J.P. Morgan, is a Bank member and was a greater than 5% shareholder as of October 6, 2008 and at December 31, 2009.

During discovery in the Bank’s adversary proceeding against LBSF, the Bank learned that LBSF had failed to keep the Bank’s posted collateral in a segregated account in violation of the Master Agreement between the Bank and LBSF. In fact, the posted collateral was held in a general operating account of LBSF, the balances of which were routinely swept to other Lehman Brother entities, including Lehman Brothers Holdings, Inc. among others. After discovering that the Bank’s posted collateral was transferred to other Lehman entities and not held by J.P. Morgan, the Bank agreed to discontinue the LBSF adversary proceeding against J.P. Morgan. J.P. Morgan was dismissed from the Bank’s proceeding on June 26, 2009. In addition, the Bank discontinued its LBSF adversary proceeding and pursued that claim in the LBSF bankruptcy through the proof of claim process, which made pursuing the adversary proceeding against LBSF unnecessary. The Bank has filed proofs of claim against Lehman Brothers Holdings, Inc. and Lehman Brothers Commercial Corp. as well.

The Bank has filed a new complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5% of the Bank’s capital stock as of December 31, 2009. The Bank filed this complaint on July 29, 2009 in the United States Bankruptcy Court for the Southern District of New York.

On September 23, 2009, the Bank filed two complaints in state court, the Court of Common Pleas of Allegheny County, Pennsylvania relating to nine PLMBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held 6.0% of the Bank’s capital stock as of December 31, 2009.

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

Item 4:	(Removed and Reserved)

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Bank can be purchased only by members. There is no established marketplace for the Bank’s stock; the Bank’s stock is not publicly traded and may be repurchased or redeemed by the Bank at par value. The members may request that the Bank redeem all or part of the common stock they hold in the Bank five years after the Bank receives a written request by a member. In addition, the Bank, at its discretion, may repurchase shares held by members in excess of their required stock holdings upon one business day’s notice. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock purchase requirement under the Bank’s capital plan. On December 23, 2008 in its notice to members, the Bank announced its decision to suspend excess capital stock repurchases until further notice. The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of the Bank in accordance with the capital plan. Par value of each share of capital stock is $100. As of December 31, 2009, 316 members owned Bank capital stock and four nonmembers owned Bank capital stock. These four nonmembers consisted of one former member of the Bank who merged with a nonmember, one member who voluntarily dissolved its charter with the Office of Thrift Supervision (OTS) and two former members placed in receivership by the FDIC, resulting in cancellation of the members’ charters. The total number of shares of capital stock outstanding as of December 31, 2009 was 40,263,207, of which members held 40,219,939 shares and nonmembers held 43,268 shares. Member stock includes 38,992 shares held by one institution which has given notice of withdrawal, with 32,493 due April 2010 and 6,499 due in April 2014, as well as 100 shares of one additional institution which is in receivership and has also given notice of withdrawal. Member stock also includes 196 shares received by a member through its acquisition of a former member. Lastly, 663 shares were transferred from mandatorily redeemable capital stock back to capital stock due to a merger of a member into a nonmember and the application of such shares against the required minimum stock purchase requirement when the nonmember institution subsequently applied for membership and was approved as a Bank member.

The Bank’s cash dividends declared in each quarter are reflected in the table below.

(in millions)
Quarter	2009	2008

First	$—	$48.0
Second	—	38.4
Third	—	35.2
Fourth	—	23.6

On December 23, 2008, the Bank announced its decision to voluntarily suspend dividend payments until further notice. See the Dividends section in “Capital Resources” in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K for information concerning restrictions on the Bank’s ability to pay dividends and the Bank’s current dividend policy.

See Note 19 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6:	Selected Financial Data

The following tables should be read in conjunction with the financial statements and related notes and Item 7. Management’s Discussion and Analysis, each included in this 2009 Annual Report filed on Form 10-K.

The Statement of Operations data for the three years ended December 31, 2009, 2008 and 2007, and the Statement of Condition data as of December 31, 2009, 2008 and 2007 are derived from the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K. The Condensed Statement of Condition data as of December 31, 2006 is derived from the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2007 Annual Report filed on Form 10-K. The Statement of Operations data for the year ended December 31, 2005, and the Condensed Statement of Condition data as of December 31, 2005, are derived from the restated financial statements included within the Bank’s registration statement on Form 10, as amended.

Statement of Operations

	Year Ended December 31,
(in millions, except per share data)	2009	2008	2007	2006	2005

Net interest income before provision (benefit) for credit losses	$264.0	$281.9	$367.0	$344.3	$309.5
Provision (benefit) for credit losses	(2.6)	7.1	1.5	2.2	2.1
Other income (loss):
Net OTTI losses	(228.5)	—	—	—	—
Realized losses on OTTI securities	—	(266.0)	—	—	—
Net gains on derivatives and hedging activities	12.0	66.3	10.8	7.0	4.2
Net realized gains (losses) on available-for-sale securities	(2.2)	—	1.6	—	—
Net realized gains on held-to-maturity securities	1.8	—	—	—	—
Contingency reserve	(35.3)	—	—	—	—
All other income	12.5	7.5	5.6	6.6	3.2

Total other income (loss)	(239.7)	(192.2)	18.0	13.6	7.4
Other expense	64.3	56.2	61.1	60.9	53.7

Income (loss) before assessments	(37.4)	26.4	322.4	294.8	261.1
Assessments	—	7.0	85.6	78.3	69.3

Net income (loss)	$(37.4)	$19.4	$236.8	$216.5	$191.8

Earnings (loss) per share(1)	$(0.93)	$0.48	$6.98	$6.76	$6.72

Dividends	—	$145.2	$195.3	$150.2	$80.5
Weighted average dividend rate(2)	—	3.64%	5.96%	4.69%	2.82%
Dividend payout ratio(3)	—	748.5%	82.5%	69.4%	42.0%
Return on average equity	(0.98)%	0.45%	6.47%	6.29%	6.41%
Return on average assets	(0.05)%	0.02%	0.29%	0.29%	0.29%
Net interest margin(4)	0.36%	0.29%	0.45%	0.46%	0.47%
Regulatory capital ratio(5)	6.76%	4.59%	4.26%	4.74%	4.52%
Total capital ratio (at period-end)(6)	5.69%	4.55%	4.24%	4.72%	4.48%
Total average equity to average assets	5.03%	4.40%	4.44%	4.58%	4.52%

Notes:

(1)	Earnings (loss) per share calculated based on net income (loss).

(2)	Weighted average dividend rates are calculated as annualized dividends paid in the period divided by the average capital stock balance outstanding during the period on which the dividend is based.
(3)	Dividend payout ratio is dividends declared in the period as a percentage of net income (loss) in the period.
(4)	Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.
(5)	Regulatory capital ratio is the total of year-end capital stock, mandatorily redeemable capital stock, retained earnings and allowance for loan losses as a percentage of total assets at year-end.
(6)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss) as a percentage of total assets at year-end.

Condensed Statement of Condition

	December 31,
(in millions)	2009	2008	2007(1)	2006(1)	2005(1)

Investments(2)	$17,173.5	$21,798.1	$24,691.3	$19,995.0	$16,944.4
Advances	41,177.3	62,153.4	68,797.5	49,335.4	47,493.0
Mortgage loans held for portfolio, net(3)	5,162.8	6,165.3	6,219.7	6,966.3	7,651.9
Prepaid REFCORP assessment	39.6	39.6	—	—	—
Total assets	65,290.9	90,805.9	100,935.8	77,023.0	72,727.3
Consolidated obligations, net:
Discount notes	10,208.9	22,864.3	34,685.1	17,845.2	14,580.4
Bonds	49,103.9	61,398.7	58,613.4	53,627.4	53,142.9

Total consolidated obligations, net(4)	59,312.8	84,263.0	93,298.5	71,472.6	67,723.3
Deposits and other borrowings	1,284.3	1,486.4	2,255.7	1,074.1	914.9
Mandatorily redeemable capital stock	8.3	4.7	3.9	7.9	16.7
AHP payable	24.5	43.4	59.9	49.4	36.7
REFCORP payable	—	—	16.7	14.5	14.6
Capital stock — putable	4,018.0	3,981.7	3,994.7	3,384.4	3,078.6
Retained earnings	389.0	170.5	296.3	254.8	188.5
AOCI	(693.9)	(17.3)	(6.3)	(5.2)	(7.5)
Total capital	3,713.1	4,134.9	4,284.7	3,634.0	3,259.6

Notes:

(1)	Balances reflect the impact of reclassifications of cash collateral under derivative accounting.

(2)	Includes trading, available-for-sale and held-to-maturity investment securities, Federal funds sold, and interest-earning deposits. None of these securities were purchased under agreements to resell.

(3)	Includes allowance for loan losses of $2.7 million, $4.3 million, $1.1 million, $0.9 million and $0.7 million at December 31, 2009 through 2005, respectively.

(4)	Aggregate FHLBank System-wide consolidated obligations (at par) were $930.6 billion, $1.3 trillion, $1.2 trillion, $952.0 billion and $937.5 billion at December 31, 2009 through 2005, respectively.

Because of the nature of (1) the derivatives and hedging gains and contingency reserve resulting from the Lehman-related transactions and (2) the OTTI charges recorded during the years ended December 31, 2009 and 2008, the Bank believes that the presentation of adjusted non-GAAP financial measures below provides a greater understanding of ongoing operations and enhances comparability of results with prior periods.

Statement of Operations
Reconciliation of GAAP Earnings to Adjusted Earnings to Exclude Impact of
Lehman-Related Transactions, Net OTTI Charges and Related Assessments

	For the Year Ended December 31, 2009
	GAAP	Lehman	OTTI	Adjusted
(in millions)	Earnings	Impact	Charges	Earnings

Net interest income before provision (benefit) for credit losses	$264.0	$—	$—	$264.0
Provision (benefit) for credit losses	(2.6)	—	—	(2.6)
Other income:
Net OTTI losses	(228.5)	—	228.5	—
Net gains on derivatives and hedging activities	12.0	—	—	12.0
Net realized losses on available- for-sale securities	(2.2)	—	—	(2.2)
Net realized gains on held-to- maturity securities	1.8	—	—	1.8
Contingency reserve	(35.3)	35.3	—	—
All other income	12.5	—	—	12.5

Total other income	(239.7)	35.3	228.5	24.1
Other expense	64.3	—	—	64.3

Income (loss) before assessments	(37.4)	35.3	228.5	226.4
Assessments(1)	—	8.0	52.1	60.1

Net income (loss)	$(37.4)	$27.3	$176.4	$166.3

Earnings (loss) per share	$(0.93)	$0.68	$4.40	$4.15

Return on average equity	(0.98)%	0.71%	4.61%	4.34%
Return on average assets	(0.05)%	0.04%	0.23%	0.22%

Note:

(1)	Assessments on the Lehman impact and OTTI charges were prorated based on the required adjusted earnings assessment expense to take into account the impact of the full year 2009 GAAP net loss.

	For the Year Ended December 31, 2008
	GAAP	Lehman	OTTI	Adjusted
(in millions)	Earnings	Impact	Charges	Earnings

Net interest income before provision for credit losses	$281.9	$1.6	$—	$283.5
Provision for credit losses	7.1	—	—	7.1
Other income:
Realized losses on OTTI securities	(266.0)	—	266.0	—
Net gains (losses) on derivatives and hedging activities	66.3	(70.1)	—	(3.8)
All other income	7.5	—	—	7.5

Total other income	(192.2)	(70.1)	266.0	3.7
Other expense	56.2	—	—	56.2

Income before assessments	26.4	(68.5)	266.0	223.9
Assessments	7.0	(18.2)	70.5	59.3

Net income (loss)	$19.4	$(50.3)	$195.5	$164.6

Earnings (loss) per share	$0.48	$(1.25)	$4.85	$4.08

Return on average equity	0.45%	(1.16)%	4.50%	3.79%
Return on average assets	0.02%	(0.05)%	0.20%	0.17%

For further information regarding the Lehman-related transactions, see the “Current Financial and Mortgage Market Events and Trends” discussion in Earnings Performance in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K. For additional information on OTTI, see Critical Accounting Policies and Risk Management, both in Item 7. Management’s Discussion and Analysis, and Note 8 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, all in this 2009 Annual Report filed on Form 10-K.

Item 7:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in or incorporated by reference in this 2009 Annual Report filed on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity.

This Management’s Discussion and Analysis should be read in conjunction with the Bank’s audited financial statements in Item 8. Financial Statements and Supplementary Financial Data and footnotes and Risk Factors included herein.

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the years ended December 31, 2009, 2008 and 2007, which should be read in conjunction with the Bank’s audited financial statements and notes included in in Item 8. Financial Statements and Supplementary Financial Data this 2009 Annual Report filed on Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity.  The Bank recorded a net loss of $37.4 million for full year 2009, compared to net income of $19.4 million for full year 2008. The year-over-year variance was driven primarily by lower net interest income, higher operating expenses, lower derivatives and hedging activities and a $35.3 million contingency reserve recorded in first quarter 2009, partially offset by lower net OTTI charges. Decreases in interest income on investments and advances were partially offset by lower interest expense on consolidated obligations. Net OTTI charges for the years ended December 31, 2009 and 2008 were $228.5 million and $266.0 million, respectively. Full year 2008 results also included the benefit of the one-time gains on derivatives and hedging activities related to the termination and replacement of Lehman Brothers Special Financing, Inc. (LBSF) derivatives as discussed in the Bank’s Third Quarter 2008 quarterly report filed on Form 10-Q on November 12, 2008. The Bank’s return on average equity was (0.98)% for full year 2009, compared to 0.45% in the same year-ago period.

2008 vs. 2007.  The Bank’s net income totaled $19.4 million for full year 2008, compared to $236.8 million for full year 2007. The $217.4 million decrease was driven primarily by net OTTI charges of $266.0 million and lower net interest income in 2008. Decreases in interest income on investments and advances were partially offset by lower interest expense on consolidated obligations. Full year 2008 results also reflected significant net gains on derivatives and hedging activities related to the termination and replacement of LBSF derivatives mentioned above. The Bank’s return on average equity was 6.47% for full year 2007.

Dividend Rate.  Management regards quarterly dividend payments as an important vehicle through which a direct investment return is provided to the Bank’s members. On December 23, 2008, the Bank announced its decision to voluntarily suspend payment of dividends for the foreseeable future. Therefore, there were no dividends declared or paid in 2009. The Bank’s weighted average dividend rate was 3.64% for 2008 and 5.96% for 2007. See additional discussion regarding dividends and retained earnings levels in the Financial Condition discussion in this Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

Adjusted Earnings Comparison.  Adjusted earnings for full year 2009 reflect net income of $166.3 million, compared to net income of $164.6 million for full year 2008. As noted above, adjusted earnings exclude the impact of (1) the derivatives and hedging gains and contingency reserve resulting from the Lehman-related transactions and (2) the OTTI charges recorded during the years ended December 31, 2009 and 2008. The $1.7 million increase in net income year-over-year was driven by higher gains on derivatives and hedging activities, higher other income and a benefit for credit losses, partially offset by lower net interest income and higher operating expenses. The Bank’s return on average equity on an adjusted basis was 4.34%, for full year 2009 compared to 3.79% on an adjusted basis for the prior year.

Current Financial and Mortgage Market Events and Trends

Conditions in the Financial Markets.  Housing and financial markets have been in tremendous turmoil since the middle of 2007, with repercussions throughout the U.S. and global economies. Continued global financial market disruptions during 2009, coupled with the recession, have sustained market uncertainty and unpredictability. Limited liquidity in the credit markets, increasing mortgage delinquencies and foreclosures, falling real estate values, the collapse of the secondary market for MBS, loss of investor confidence, a highly volatile stock market, interest rate fluctuations, and the failure of a number of large and small financial institutions are all indicators of the severe economic crisis faced by the U.S. and the rest of the world. These economic conditions, particularly in the housing and financial markets, combined with ongoing uncertainty about the depth and duration of the financial crisis and the recession, continued to affect the Bank’s business and results of operations, along with that of its members, throughout 2009. Specifically, the weakness in the U.S. economy continues to affect the credit quality of the collateral underlying all types of private label MBS in the Bank’s investment portfolio, resulting in OTTI charges on more securities. To build retained earnings and preserve the Bank’s capital, the Bank maintained its suspension of dividend payments and excess capital stock repurchases throughout 2009 and has no expectation that this will change in the near term.

While the significant deterioration in economic conditions that followed the disruptive financial market events of September 2008 has not reversed, and the economy has remained weak since that time, there is indication that the pace of economic decline may have started to slow and that the economy may begin to emerge from the recession. Government programs that were put in place in 2008 have worked to create more confidence in the credit markets and get capital flowing once again.

However, despite early signs of improvement, the prospects for, and potential timing of, renewed economic growth (employment growth in particular) remain uncertain. The ongoing weak economic outlook, along with continued uncertainty regarding those conditions, will extend future losses at many financial institutions to a wider range of asset classes, and the nature and extent of the ongoing need for the government to support the banking industry, have combined to maintain market participants’ somewhat cautious approach to the credit markets.

First Quarter 2009.  Several government programs that were either introduced or expanded during the fourth quarter of 2008 helped to support a greater degree of stability in the capital markets. Those programs include the implementation of TARP authorized by Congress in October 2008 and the FRB’s purchases of commercial paper, agency debt securities (including FHLBank debt) and MBS. In addition, the FRB’s discount window lending and

Term Auction Facility (TAF) for auctions of short-term liquidity and the expansion of insured deposit limits and the TLGP provided by the FDIC have provided additional liquidity support for depository institutions. The effect of these government initiatives, in combination with other positive developments, resulted in improved investor demand for GSE bonds.

On January 16, 2009, the FDIC announced that it would expand the TLGP to insure some assets for ten years, up from three years, in order to accommodate the longer maturities associated with covered bonds. On February 10, 2009, in a joint statement, the U.S. Treasury, the Federal Reserve, the FDIC, the Comptroller of the Currency and the OTS announced the Capital Assistance Program, the Public-Private Investment Fund (PPIF), a “dramatic” expansion of the TALF and the extension of the TLGP by four months to October 31, 2009. In order to gradually phase out the program, the FDIC announced that it would assess a surcharge on TLGP debt that is issued in the second quarter of 2009 with a maturity date of one year or longer. On March 19, 2009, the Federal Reserve announced that the range of eligible collateral for TALF funding commencing in April 2009 would be expanded to include asset-backed securities backed by mortgage servicing advances, loans or leases relating to business equipment, leases of vehicle fleets and floor-plan loans

On March 18, 2009, the Federal Reserve announced that economic conditions had continued to deteriorate in the first quarter of 2009 as indicated by job losses, declining equity and housing wealth, tight credit conditions and slumping U.S. exports. On the same day, to provide greater support to mortgage lending and the housing market, the Federal Reserve announced that it would purchase up to an additional $750 billion of agency mortgage-backed securities, increasing its total purchase authority to $1.25 trillion. Furthermore, the Federal Reserve announced that it would purchase up to an additional $100 billion in agency debt issued by Fannie Mae, Freddie Mac, and the FHLBanks, increasing its total purchase authority up $200 billion. Additionally, to help improve conditions in private credit markets, the Federal Reserve announced that it would purchase up to $300 billion of longer-term U.S. Treasury securities over the following six months.

On March 23, 2009, the U.S. Treasury, Federal Reserve and FDIC announced a framework for the Public-Private Investment Program (PPIP). This two-part program was designed to remove “toxic” assets from bank balance sheets and improve credit availability to households and businesses. The first part of the program, known as the legacy loan program, was designed to attract private capital to purchase troubled loans from banks. These transactions would be facilitated by FDIC guarantees and equity provided by the U.S. Treasury using TARP funds. The second part of the program was known as the legacy securities program and included (1) an expansion of the TALF to include legacy securitization assets and (2) PPIF whereby pre-qualified fund managers would purchase legacy securities with a combination of private capital and U.S. Treasury funds.

Second Quarter 2009.  As the U.S. government continued multiple programs designed to improve the credit markets, financial market conditions appeared to reflect greater strength during the second quarter of 2009. Financial services companies turned toward the equity markets in order to pay off TARP borrowings and raise additional capital required by the results of bank stress testing. During May 2009, the U.S. Treasury announced plans to inject TARP funds into several insurance companies. Furthermore, financial market participants and regulators turned their attention toward the safety and security of money market funds resulting in industry-wide recommendations and SEC-proposed rule changes. While economic data remained mixed during the second quarter of 2009, funding was both accessible and attractively priced for the FHLBanks.

Third Quarter 2009.  The FHLBanks continued to maintain access to debt funding at desirable levels during the third quarter of 2009. The FHLBanks had ready access to term debt-funding, pricing slightly fewer consolidated bonds than in the second quarter of 2009. However, the increase in TAP volume during the third quarter of 2009 demonstrated an increased willingness by dealers to assume risk positions in the sector. Meanwhile, agency discount note spreads deteriorated considerably during the quarter, making discount notes a less desirable funding option for the FHLBanks.

During the third quarter of 2009, the mix of consolidated bonds priced by the FHLBanks changed slightly, with the FHLBanks relying less on negotiated bullet bonds and floating-rate securities and relying more on negotiated callable bonds and step-up bonds. In addition, TAP issuance rose in the third quarter of 2009.

Fourth Quarter 2009.  Building on the third quarter of 2009, the credit markets remained stable in the fourth quarter of 2009 and the FHLBanks had improved access to the capital markets. Providing further confidence to the credit markets, at the end of October 2009 the U.S. Department of Commerce estimated that the U.S. gross domestic product (GDP) grew at an annual rate of 3.5% during the third quarter of 2009 and later revised this number to a 2.2% annual growth rate, making the third quarter of 2009 the first report of positive quarterly GDP in over a year.

On December 24, 2009, the U.S. Treasury announced modifications to the Preferred Stock Purchase Agreements with Fannie Mae and Freddie Mac, including an increased capacity to absorb losses from the housing GSEs beyond the original $200 billion per agency and a portfolio cap of $900 billion for each institution which will shrink by 10 percent each year. These modifications were implemented in place of reducing the actual portfolio amounts by 10 percent each year starting in 2010.

Specific Program Activity

Federal Reserve Bank of New York (FRBNY).  Throughout 2009, the FRBNY continued to support the capital markets through the purchase of GSE term debt, agency MBS, and U.S. Treasuries. Since inception in 2008 and throughout 2009, the FRBNY purchased a total of $160 billion in GSE debt securities, almost 91% of the $175 billion allocated to this program, including $34.4 billion in FHLBank mandated Global bullet bonds.

In addition to purchasing agency securities, the FRBNY purchased a total of $1.1 trillion in gross agency MBS, approximately 89% of the $1.25 trillion committed to this program. The agency MBS purchases included approximately $389 billion in dollar rolls. Dollar rolls, similar to repurchase agreements, provide holders of MBS with a form of short-term financing. This program, initiated to drive mortgage rates lower, makes housing more affordable, and helps stabilize home prices, which may lead to continued artificially low agency-mortgage pricing. Comparative MPF Program price execution, which is a function of the FHLBank debt issuance costs, may not be competitive as a result. MPF price execution, which is a function of the FHLBank debt issuance costs, has been less competitive and resulted in weakened member demand for MPF products throughout 2009 and into 2010.

FRBNY purchased a total of $292 billion of U.S. Treasuries in 2009, approximately 97% of the $300 billion committed to this program. As noted in a statement by the FRBNY on August 12, 2009, the Federal Reserve anticipated that the full amount of U.S. Treasury securities would be purchased by the end of October 2009 and the program ended with total purchases just shy of the $300 billion commitment level.

Consolidated Obligations of the FHLBanks.  During the second half of 2008, the credit markets tightened and, by November 2008, the FHLBanks were only able to price an unusually low $8.8 billion in consolidated bonds. However, following the turn of the year, the effect of government initiatives, in combination with other positive developments, resulted in improved investor demand for GSE bonds. Improved access to consolidated bond funding, plus falling demand for FHLBank advances, provided the FHLBanks with greater flexibility to access term funding. The volume of FHLBank consolidated bonds priced in the first quarter of 2009 was more than double the dollar volume priced during the fourth quarter of 2008. Volume increased in negotiated bullet bonds, auctioned callable bonds and floating-rate bonds.

Despite the initial increase in volume in first quarter 2009, the FHLBanks’ consolidated obligations outstanding continued to shrink considerably throughout the remainder of 2009, as redemptions from both scheduled maturities and exercised calls outpaced FHLBank debt issuance. Consolidated obligations outstanding declined $320.9 billion during the year, with consolidated discount notes decreasing proportionally more than consolidated bonds. Total FHLBank consolidated obligations outstanding closed the third quarter of 2009 at levels last seen in late July 2007. This trend continued through fourth quarter 2009, ending 2009 with a total of $930.6 billion FHLBank consolidated obligations outstanding, a decrease of more than 25 percent compared to year-end 2008. Meanwhile, agency discount note spreads deteriorated considerably during the 2009, making discount notes a less desirable funding option for the FHLBanks. A continued decline in money market fund assets could further weaken the agency discount note market in the near term.

On a stand-alone basis, discount notes accounted for 17.2% and 27.1% of total Bank consolidated obligations at December 31, 2009 and December 31, 2008, respectively. Total bonds decreased $12.3 billion, or 20.0%, in the same comparison, but comprised a greater percentage of the total debt portfolio, increasing from 72.9% at December 31, 2008 to 82.8% at December 31, 2009.

During 2009, the mix of bonds priced by the FHLBanks changed slightly, with the FHLBanks relying less on negotiated bullet bonds and floating-rate securities and relying more on negotiated callable bonds and step-up bonds. Furthermore, TAP issuance rose since third quarter 2009, indicating dealers’ willingness to commit balance sheet resources to the agency sector. The FHLBanks priced $9.5 billion in TAPs during the fourth quarter of 2009, compared to $4.1 billion during the third quarter of 2009, and only $30 million during the second quarter of 2009. In terms of FHLBank bond funding costs, while weighted-average consolidated bond funding costs during the third quarter of 2009 deteriorated slightly compared to those of the second quarter of 2009, they were still above the average for the previous twelve months. In 2009, the FHLBanks implemented a calendar for its mandated Global bullet bond program, issuing a total of $39 billion in mandated Global bullet bonds during the year.

Foreign Official Holdings and Money Fund Assets.  While foreign investor holdings of agency debt and agency MBS, increased slightly during the fourth quarter of 2009, the total still closed 2009 down almost $56 billion from prior year levels. Meanwhile, after stabilizing in the first quarter of 2009, taxable money market fund assets began to decline during the second quarter of 2009, falling $404 billion, over the course of the year, with assets allocated to other U.S. agency securities dropping $216 billion. On February 23, 2010, the SEC published a final rule on money market fund reform, which includes the imposition of new liquidity requirements on money market funds. Under this final rule, FHLBank debt obligations with remaining maturities of 60 days or less are considered liquid assets for purposes of meeting the new liquidity requirement. The final rule also contains new provisions that may impact short bullet and floater issuance and the demand for money market funds. The OF and the FHLBanks are currently assessing the impact of these additional provisions.

Interest Rate Trends.  The primary external factors that affect net interest income include market interest rates and volatility, as well as credit spreads. Interest rates prevailing during any reporting period affect the Bank’s profitability for that reporting period, due primarily to the short-term structure of earning assets and the effect of interest rates on invested capital. A portion of the Bank’s advances has been hedged with interest-rate exchange agreements in which a short-term, variable rate is received. Generally, due to the Bank’s cooperative structure, the Bank earns relatively narrow net spreads between the yield on assets and the cost of corresponding liabilities.

The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	2009		2008		2007

	Average	Ending	Average	Ending	Average	Ending

Target overnight Federal funds rate	0.25%	0.25%	2.08%	0.25%	5.05%	4.25%
3-month LIBOR	0.69%	0.25%	2.93%	1.43%	5.30%	4.70%
2-year U.S. Treasury	0.95%	1.14%	2.00%	0.77%	4.36%	3.06%
5-year U.S. Treasury	2.18%	2.68%	2.79%	1.55%	4.43%	3.44%
10-year U.S. Treasury	3.24%	3.84%	3.64%	2.22%	4.63%	4.03%
15-year mortgage current coupon(1)	3.73%	3.78%	4.97%	3.64%	5.54%	4.95%
30-year mortgage current coupon(1)	4.31%	4.57%	5.47%	3.93%	5.92%	5.54%

	2009 by Quarter – Average

	Quarter 4	Quarter 3	Quarter 2	Quarter 1

Target overnight Federal funds rate	0.25%	0.25%	0.25%	0.25%
3-month LIBOR	0.27%	0.41%	0.84%	1.24%
2-year U.S. Treasury	0.87%	1.02%	1.00%	0.89%
5-year U.S. Treasury	2.29%	2.45%	2.23%	1.75%
10-year U.S. Treasury	3.45%	3.50%	3.30%	2.70%
15-year mortgage current coupon(1)	3.52%	3.82%	3.84%	3.74%
30-year mortgage current coupon(1)	4.28%	4.50%	4.31%	4.13%

Note:

(1)	Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

The Bank is also heavily affected by the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. As of December 31, 2009, 49.1% of the Bank’s eligible collateral value, after collateral weightings, was concentrated in 1-4 single family residential mortgage loans or multi-family residential mortgage loans, compared with 42.0% at December 31, 2008. The remaining 50.9% at December 31, 2009 was concentrated in other real estate-related collateral and high quality investment securities, compared to

58.0% at December 31, 2008. For the top ten borrowers, 1-4 single family residential mortgage loans or multi-family residential mortgage loans accounted for 48.9% of total eligible collateral, after collateral weightings, at December 31, 2009, compared to 43.5% at December 31, 2008. The remaining 51.1% at December 31, 2009 was concentrated in other real estate-related collateral and high quality investment securities, compared to 56.5% at December 31, 2008. Due to collateral policy changes implemented in third quarter 2009, the mix of collateral types within the total portfolio shifted. The new requirement to deliver all securities pledged as collateral, as well as refinements in collateral reporting and tracking made through the Qualifying Collateral Report (QCR) process, impacted the concentration of collateral types by category. As of December 31, 2009, the Bank’s private label MBS portfolio represented 9.1% of total assets, while net mortgage loans held for portfolio represented 7.9% of total assets. At December 31, 2008, the comparable percentages were 9.4% and 6.8%, respectively.

The Bank continues to have high concentrations of its advance portfolio outstanding to its top ten borrowers. The Bank’s advance portfolio declined from December 31, 2008 to December 31, 2009, decreasing $21.0 billion, or 33.8%, due to a slowing of new loan growth and increased access by members to other government funding sources. Also, many of the Bank’s members have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s advance products. In addition, members increased liquidity positions and the recession has decreased the members’ need for funding from the Bank.

In addition, see the “Credit and Counterparty Risk” and “Qualitative/Quantitative Disclosures Regarding Market Risk” discussions, both in Risk Management in this Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K for information related to derivative counterparty risk and overall market risk of the Bank.

Lehman Brothers Holdings, Inc. (Lehman) and Lehman Brothers Special Financing, Inc.  On September 15, 2008, Lehman filed for bankruptcy. At that time, Lehman’s subsidiary, Lehman Brothers Special Financing, Inc. (LBSF) was the Bank’s largest derivatives counterparty, with a total of 595 outstanding derivative trades having a total notional value of $16.3 billion. Lehman was a guarantor under the Bank’s agreement with LBSF such that Lehman’s bankruptcy filing triggered an event of default. The Bank posted cash collateral to secure its exposure to Lehman on its derivative transactions. As a result of the bankruptcy filing, the Bank evaluated the outstanding trades it had with LBSF to assess which individual derivatives were most important to the Bank’s overall risk position. Of the 595 trades, 63 represented approximately half of the total LBSF notional value and almost 100% of the base case duration impact of the LBSF portfolio. Therefore, the Bank elected to enter into 63 identical new trades with different counterparties on September 18, 2008.

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

The Bank filed an adversary proceeding against LBSF and J.P. Morgan Chase Bank, N.A. (J.P. Morgan) to return the cash collateral posted by the Bank associated with the derivative contracts. In its 2008 Annual Report filed on Form 10-K, the Bank disclosed that it was probable that a loss has been incurred with respect to this receivable. However, the Bank had not recorded a reserve with respect to the receivable from LBSF because the Bank was unable to reasonably estimate the amount of loss that had been incurred. Continuing developments in the adversary proceeding have occurred during 2009. The discovery phase of the adversary proceeding began, which has provided management information related to its claim. Based on this information, management’s most probable estimated loss is $35.3 million and a reserve was recorded in the first quarter of 2009. As of December 31, 2009, the Bank maintained a $35.3 million reserve on this receivable as this remains the most probable estimated loss.

During discovery in the Bank’s adversary proceeding against LBSF, the Bank learned that LBSF had failed to keep the Bank’s posted collateral in a segregated account in violation of the Master Agreement between the Bank and LBSF. In fact, the posted collateral was held in a general operating account of LBSF the balances of which were routinely swept to other Lehman Brother entities, including Lehman Brothers Holdings, Inc. among others. After discovering that the Bank’s posted collateral was transferred to other Lehman entities and not held by J.P. Morgan, the Bank agreed to discontinue the LBSF adversary proceeding against J.P. Morgan. J.P. Morgan was dismissed from the Bank’s proceeding on June 26, 2009. In addition, the Bank discontinued its LBSF adversary proceeding and pursued its claim in the LBSF bankruptcy through the proof of claim process, which made continuing the adversary proceeding against LBSF unnecessary. The Bank has filed proofs of claim against Lehman Brothers Holdings, Inc. and Lehman Brothers Commercial Corp. as well.

The Bank has filed a new complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than five percent of the Bank’s capital stock as of December 31, 2009.

See Item 3. Legal Proceedings for additional information concerning the adversary proceedings discussed above.

Key Determinants of Financial Performance

Many variables influence the financial performance of the Bank. Key among those variables are the following: (1) Net Interest Margin; (2) OTTI losses; (3) Leverage; (4) Duration of Equity, Return Volatility and Projected Capital Stock Price (PCSP); (5) Interest Rates and Yield Curve Shifts; (6) Credit Spreads; and (7) Liquidity Requirements. Any discussion of the financial condition and performance of the Bank must necessarily focus on the interrelationship of these seven factors. Key statistics regarding five of these seven factors are presented in the table below; in addition, each is discussed in detail in the narrative following the table. The remaining factors are also discussed in the narrative following the table.

	2009	2008	2007

Net Interest Margin	0.36%	0.29%	0.45%

OTTI
OTTI-related losses(1)	$228.5	$266.0	—

Leverage
Assets to capital ratio at December 31	17.6 times	22.0 times	23.6 times

Duration of Equity, Return Volatility and PCSP
Duration of equity at December 31 in the base case	11.6 years	26.8 years	4.2 years
Duration of equity at December 31 in the base case — Alternative Risk Profile calculation	1.1 years	(0.1) year	n/a
Return volatility — Year 1 forward rates	2.48%	2.21%	n/a
Return volatility — Year 2 forward rates	2.13%	1.87%	n/a
Projected capital stock price	34.1%	9.9%	n/a
Projected capital stock price — Alternative Risk Profile calculation	68.4%	74.2%	n/a

Interest Rates and Yield Curve Shifts
Average ten-year U.S. Treasury note yield	3.24%	3.64%	4.63%

n/a — not applicable

Note:

(1)	2009 OTTI-related losses are credit only. In 2008, GAAP required with credit and noncredit amounts to be reported.

Net Interest Margin.  Net interest margin is the dollar difference between interest income and interest expense expressed as a percentage of total interest-earning assets. This performance metric measures the return on the Bank’s investments relative to its cost of funds. As a result of the Bank’s GSE status and the joint and several obligation of the twelve FHLBanks for consolidated obligations, the Bank has historically been able to issue debt at spreads to the U.S. Treasury yield curve which are typically narrower than non-GSE issuers. This spread advantage is considered a strategic competitive advantage for the Bank. Due in part to the market’s wariness regarding any investments linked to the

U.S. housing market, spreads widened compared to the U.S. Treasury yield curve and LIBOR and term debt costs increased. This increase began in fourth quarter 2008 and continued through the first six months of 2009.

The Bank funds three broad categories of assets. The first asset category is advances, which totaled $41.2 billion at December 31, 2009, and represented 63.1% of total assets. In order to maximize the value of membership, the Bank strives to price its advances at levels that members will find not only competitive, but advantageous relative to their other sources of wholesale funding. Historically, the aggregate spread on the Bank’s advance portfolio ranged from 15 to 28 basis points over the Bank’s marginal cost of funds. In effect, members have typically been able to borrow from the Bank at levels comparable to those levels at which a AA-rated financial institution could borrow in the capital markets. However, during 2009, the Bank lost some of the competitive advantage it had experienced in the past due to increased competition from the FRBs and other new government-supported lending programs. For additional discussion regarding these government programs, see Legislative and Regulatory Developments in this Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

A second category of the Bank’s assets are in mortgage-related investments. Mortgage-related investments are deemed to be consistent with the Bank’s housing mission and typically produce wider spreads against consolidated obligation funding. At December 31, 2009, the Bank held $9.0 billion in MBS, representing 13.8% of the Bank’s total assets. A second category of mortgage-related assets held by the Bank are loans generated through the MPF Program. At December 31, 2009, net MPF loans totaled $5.2 billion and represented 7.9% of the Bank’s assets. In terms of financial performance and impact on spread, MPF is similar to MBS in that the Bank typically expects to earn a wider spread on MPF loans, which enhances the weighted average net interest spread on total assets. Additional information regarding the Bank’s MBS and MPF loan portfolios is available in Item 1. Business and in the Mortgage Partnership Finance Program discussion in Item 7. Management’s Discussion and Analysis, both in this 2009 Annual Report filed on Form 10-K.

Third, the Bank maintains an investment portfolio, which includes TLGP investments, U.S. Treasury and agency securities, securities issued by GSEs and state and local government agencies. U.S. Treasury securities are the primary source for derivative counterparty collateral. The longer-term investment portfolio serves to further enhance interest income and the Bank’s profitability, providing the Bank with higher returns than those available in the short-term money markets.

Net interest margin also includes the impact from earnings on capital. Member institutions held $4.0 billion in capital stock in the Bank at December 31, 2009 and on average throughout the year. The Bank typically invests its interest-free funds (i.e., capital) in shorter-term assets. As a result, the yield on the investment of the Bank’s interest-free funds reflects short-term interest rates and will rise or fall with prevailing short-term interest rates, assuming constant capital levels. The Bank monitors this impact as a part of the net interest margin evaluation.

The Bank’s spread between asset yields and the cost of associated funds is an area of keen focus for management. While the impact from earnings on capital is driven by market interest rates, the spread that the Bank earns between interest-earning assets and the related interest-bearing liabilities is driven by several different factors. These factors include, but are not limited to, the amount, timing, structure and hedging of its debt issuance and the use of funds for advances or for attractive investment opportunities as they arise. With respect to investments, 2009 was again a difficult year, as ongoing market disruptions led to widening spreads on agencies and a reduction in liquidity in the mortgage issuance sector. The Bank must maintain balance sheet liquidity for which the cost is holding a portfolio of lower-yielding assets. Management is also challenged to find and position investment assets that conform to standards of AAA- or AA-rated credit quality while respecting limits on interest rate risk exposure.

Other-Than-Temporary Impairment.  During the financial crisis, which began in mid-2007, global financial markets suffered significant illiquidity, increased mortgage delinquencies and foreclosures, falling real estate values and the collapse of the secondary market for MBS. During 2008 and into 2009, there were disruptions in the credit and mortgage markets and an overall downturn in the U.S. economy. The ongoing weakening of the U.S. housing and commercial real estate markets, decline in home prices, and loss of jobs contributed to the recent national recession. These factors also resulted in increased delinquencies and defaults on mortgage assets and reduced the value of the collateral securing these assets. In combination, these circumstances negatively impacted the value of the Bank’s private label MBS portfolio and ultimately resulted in the Bank recording OTTI on its portfolio.

For full year 2009, the Bank recognized $228.5 million in credit-related OTTI losses related to the private label MBS portfolio, after the Bank determined that it was likely that it would not recover the entire amortized cost of these securities. By comparison, the Bank recognized $266.0 million of OTTI losses in 2008, prior to the $255.9 million cumulative effect adjustment for amended OTTI guidance recorded on January 1, 2009.

As of December 31, 2009, the Bank has $5.9 billion (book value) in private label MBS in its investment portfolio. To the extent delinquency and/or loss rates on mortgages and/or home equity loans continue to increase, and/or a rapid decline or a continuing decline in residential real estate values continues, the Bank may experience additional material credit-related OTTI losses on these investment securities. Until economic conditions improve, OTTI losses will continue to impact the Bank’s profitability and overall performance.

For additional information regarding OTTI, see Critical Accounting Policies and the “Credit and Counterparty Risk – Investments” discussion in Risk Management, both in this Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

Leverage.  Under the GLB Act, the Bank is required at all times to maintain a ratio of regulatory capital-to-assets at a level of four percent or higher. The reciprocal of this ratio, known as leverage, is the ratio of assets to capital and cannot exceed 25 times. The degree of leverage that the Bank maintains directly affects the Bank’s resulting return on capital and, therefore, its dividend-earning capacity. The higher the degree of leverage, the higher the potential return on capital that the Bank can achieve; this higher level of leverage also results in additional risk to the Bank. The size of the Bank’s balance sheet is heavily impacted by the volume of the advances portfolio. Management strives to maintain leverage generally in a range of 21 times to 24 times capital. This is intended to maintain an acceptable return on capital within the Bank’s applicable regulatory limits. The Bank’s leverage decreased from 22.0 times for 2008 to 17.6 times for 2009. The Bank’s leverage fell from 2008 to 2009 as the crisis in the credit markets led the Bank to voluntarily reduce its money market portfolio and to not re-enter the private label MBS market. The Bank voluntarily suspended excess capital stock repurchases and dividends until further notice in December 2008, in an attempt to preserve capital.

Duration of Equity, Return Volatility and PCSP.  The Bank uses various metrics to measure, monitor and control its market risk exposure. Policies established by the Board have focused on duration of equity and PCSP as key measurements and controls for managing and reporting on the Bank’s exposure to changing market environments. Under the original Board policy, the Bank was required to maintain a base case duration of equity within +/-4.5 years, and in shock cases of +/-200 basis points, within +/-7 years. In early 2008, the Bank developed an Alternative Risk Profile approach which excludes the effect of certain mortgage-related asset credit spreads. During the third quarter of 2009, the Alternative Risk Profile calculation was refined to revalue private label MBS using market-implied discount spreads from the period of acquisition. Under this alternative approach, the acceptable ranges remain the same as in the actual calculation.

The return volatility metric is utilized to manage the impact of interest rate risk on the Bank’s return on average capital stock compared to a dividend benchmark interest rate. This metric excludes future OTTI charges that may occur. This metric is calculated on multiple interest rate shock scenarios over rolling forward one to 12 month and 13 to 24 month time periods. The metric is presented above as a spread over 3-month LIBOR.

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

For additional information regarding the Alternative Risk Profile assumptions and approach, see the “Risk Governance” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report on Form 10-K.

It is the intent of the Board and management to maintain a market risk profile within Board limits. The Bank’s liquid asset portfolios, because of their short-term maturity, do not expose the Bank to meaningful market risk. The Bank’s member loan portfolio has a modest amount of interest rate risk. The majority of the market risk in the Bank’s balance sheet is driven by the MBS and MPF portfolios and the associated funding. The extension and prepayment risk inherent in mortgage assets is the major source of negative convexity risk in the Bank. The Bank’s mortgage assets are funded primarily with consolidated obligations. As a result, the mortgage portfolios are also subject to basis risk, that is, the risk that mortgage spreads and agency spreads do not move correspondingly. This basis risk had a significant impact on the Bank’s market risk measures in 2008 and 2009. Declines in the market value of equity due to further private label MBS spread widening in the fourth quarter of 2008 significantly increased the differential between the actual and Alternative Risk Profile calculations of PCSP and duration of equity. This differential decreased significantly in 2009 as private label MBS credit spreads reverted to levels below year-end 2008. The Bank is also exposed to interest rate risk with respect to the rollover of existing debt and the ability to replace maturing debt at comparable cost, as well as the risk of funding mismatch due to rate resets on both assets and liabilities.

The flow of assets, funding and capital causes the Bank’s duration of equity, market value of equity volatility, and PCSP positions to fluctuate on a daily basis. As a result of the extension risk within the MBS and MPF portfolios, rising interest rates typically exert upward pressure on the Bank’s duration of equity, while falling rates tend to have the opposite effect. In a rising interest rate environment, generally associated with a strong economy, the Bank’s financial performance may improve due to higher earnings on capital, widening net interest spreads and growing loan demand. Yet these positive influences are offset to some degree because the same economic circumstances increase the Bank’s duration of equity and create a need to reduce this exposure. In a falling rate environment, typical of a weakening economy, duration of equity typically declines. This reduces the Bank’s duration and the costs of policy compliance, but this benefit may be offset by declining earnings on capital.

Longer-term U.S. Treasury yields trended higher in 2009, with the five- and ten-year U.S. Treasuries increasing by 113 basis points and 162 basis points, respectively. Longer-term mortgage rates were more stable for the period, as primary and secondary mortgage spreads narrowed to offset a significant portion of the long-term yield increases and mitigate the upward pressure on duration from higher rates. Lower expected mortgage prepayments, driven by the weak housing market and availability of credit, extended the Bank’s duration of equity. The incremental costs of hedging duration, convexity and market value volatility, and to a lesser extent, basis risk, by issuing fixed-rate debt or purchasing option contracts reduce the Bank’s earnings.

See the “Quantitative Disclosures Regarding Market Risk” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K for further discussion of Duration of Equity and PCSP calculations and results.

Interest Rates and Yield Curve Shifts.  Another important determinant in the financial performance of the Bank involves interest rates and shifts in the yield curve. The Bank’s earnings are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. Theoretically, flattening of the yield curve tends to compress the Bank’s net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spread. In 2009, the U.S. Treasury curve steepened significantly with short-term yields remaining low and long-term yields rising, as long-term economic outlook improved during the year. The result of this activity pushed the spread between 2-year and 10-year Treasuries to an all-time high during the second half of the year. Unfortunately, the Bank was not able to fully capitalize on the steepening of the yield curve as credit concerns and tightening spreads negatively impacted the Bank’s ability to accumulate MBS assets.

The performance of the Bank’s portfolios of mortgage assets is particularly affected by shifts in the ten-year maturity range of the yield curve, which is the point that heavily influences mortgage pricing and refinancing trends. Changes in the shape of the yield curve, particularly the portion that drives fixed-rate residential mortgage yields, can also have a pronounced effect on the pace at which borrowers refinance to prepay their existing loans. Since the Bank’s mortgage loan portfolio is composed of fixed-rate mortgages, changes in the yield curve can have a significant effect on earnings. Under normal circumstances, when rates decline, prepayments increase, resulting in accelerated accretion/amortization of any associated premiums/discounts. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin.

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

In summary, volatility in interest rates, the shifting slope of the yield curve, and movements in the ten-year maturity range of the curve challenge management as it seeks to maintain an acceptable net interest margin, maintain duration of equity compliance at the least cost and hedge mortgage-related convexity.

Credit Spreads.  During 2008, mortgage delinquencies increased, credit spreads widened and the universe of mortgage lenders contracted due to bankruptcies and brokers exiting the business. Banks remained reluctant to lend to one another, the liquidity of the asset-backed commercial paper market dried up, and there was little, if any, securitization of MBS.

This widening of mortgage spreads significantly lengthened the Bank’s duration of equity and drove the decline in the Bank’s market value of equity. This was due to the magnitude of the change in mortgage spreads, which far exceeded the movement in the Bank’s funding spread. As the economic and housing market outlooks improved in 2009, mortgage spreads narrowed and the duration of equity declined significantly.

In 2009, debt spreads began to narrow by the beginning of the second quarter and continued throughout the remainder of the year. Although investors have continued to be somewhat cautious of any investments linked to the U.S. housing market, including GSE debt, funding costs have improved and the availability of long-term FHLBank debt has increased as well.

For additional information regarding the impact of credit spreads on the Bank’s risk metrics and financials, see the Risk Management section in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

Liquidity Requirements.  The Bank maintains contingency liquidity sufficient to meet its estimated needs for a minimum of five business days without access to the consolidated obligation debt markets and to adhere to Finance Agency guidance to target as much as 15 days of liquidity under certain scenarios. To meet this additional requirement, the Bank has had to maintain significantly higher balances in shorter-term investments, earning a much lower interest rate than would have been possible in alternate investment options. These larger balances in lower-earning assets have had a negative impact on the Bank’s profitability. For additional information regarding the Finance Agency’s liquidity guidance, see the “Liquidity and Funding Risk” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

2010 Outlook

The Bank developed a 2010 operating plan focused on adding value to our membership and the communities they serve, while continuing to address the challenges that the Bank faced in 2009.

The Bank recognizes the importance of its members, both as customers and stockholders. It is focused on effectively managing the advance portfolio and portfolio-related activity, including identifying new opportunities to improve the overall lending process. It is expected that the advance portfolio will continue to experience runoff through the first six months of 2010, due to a decline in members’ liquidity needs, competition from various governmental programs initiated in late 2008 and early 2009, and a change in how members have been managing their business and liquidity needs. In an attempt to offset this runoff and create a platform for advance growth, the Bank is focused on recruiting new institutions for membership, providing pricing on advances to create value for the member and identifying and implementing new products, programs and services for the members as appropriate for both the members and the Bank. Management is also focused on identifying ways to improve customer service and product delivery efficiency to enhance the member’s overall experience with the Bank. While working toward these goals to improve the products and services offered to members, management will remain focused on its most important mission — ensuring that the Bank is poised and prepared to ensure a reliable flow of liquidity to its members and the communities they serve in all market cycles.

Given the current economic environment, the financial performance of the Bank has been challenged due to OTTI charges on the private label MBS portfolio. The Bank recognizes that this will continue to be a challenge in 2010 and material credit-related OTTI charges are expected in the coming year. The specific amount of credit-related OTTI charges will depend on several factors, including economic, financial market and housing market conditions and the actual and projected performance of the loan collateral underlying the Bank’s MBS. If delinquency and/or loss rates on mortgages and/or home equity loans continue to increase, and/or there is a further rapid decline in residential real estate values, the Bank could experience reduced yields or further losses on these investment securities.

Because Bank members are both customers and stockholders, management views member value as access to liquidity, competitively priced products, and a suitable return on investment. The Bank must deliver all of these components, while protecting the stockholders’ investment, prudently managing the Bank’s capital position and supporting community development. In the current environment, the Bank is focused on protecting the members’ investments and building adequate retained earnings. Therefore, as previously discussed, on December 23, 2008, the Bank suspended dividend payments until further notice. In addition, management continues to address ways to manage expense growth while safeguarding members’ capital stock investment and providing desired products and pricing.

The Bank’s mission includes focus on providing programs for affordable housing and community development. In addition, Bank management provides leadership and opportunities for members to bring about sustainable economic development within their communities. Imperatives within this area include expanding member participation in the FHLBank programs, marketing the community investment products and services to emerging communities and focusing on priority housing needs, supporting the member services initiative to increase letter of credit volume for tax-exempt bond issuances, and enhancing member opportunities for CRA-qualified lending and investing.

In order to safeguard members’ capital stock, the Bank is also focused on enhancing its risk management practices and infrastructure. This includes addressing the following: (1) risk governance; (2) risk appetite; (3) risk measurement and assessment; (4) risk reporting and communication; and (5) top risks and emerging risks. First, improvements to the Bank’s policies and committee structures will provide better governance over the risk management process. Second, the Bank is revising its risk appetite, integrating it with the strategic plan and reinforcing it through establishment of organizational goals. Third, all existing and potential risk measures are being reviewed to enhance market, credit, operating and business risk metrics and identify key risk indicators in each risk area. Fourth, the Bank is developing an enhanced risk reporting system which will strengthen management and Board oversight of risk and provide a clear understanding of risk issues facing the Bank. Lastly, management and the Board are actively engaged in surveying and assessing top risks and emerging risks. Top risks are existing, material risks the Bank faces; these are periodically reviewed and reconsidered to determine appropriate management attention and focus. Emerging risks are those risks that are new or evolving forms of existing risks; once identified, potential action plans are considered based on probability and severity. A strong risk management process serves as a base for building member value in the cooperative.

In addition to the items discussed above, infrastructure is a necessary foundation for continued success in the current business environment. Management is committed to providing the necessary technology resources to address changing business and regulatory needs to support the framework needed to achieve these goals and still prudently manage costs. These resources will be focused on areas such as enhancement of risk modeling, collateral management and analysis, business and information analysis and compliance with legal and regulatory requirements and business continuation plan enhancements.

Net Interest Income

The following table summarizes the interest income or interest expense, related yields and rates paid and the average balance for each of the primary balance sheet classifications as well as the net interest margin for each of three years ended December 31.

Average Balances and Interest Yields/Rates Paid(1)

	Year Ended December 31,

	2009			2008			2007

						Avg.			Avg.
		Interest	Avg.		Interest	Yield		Interest	Yield
	Avg.	Income/	Yield/Rate	Avg.	Income/	/Rate	Avg.	Income/	/Rate
(dollars in millions)	Balance(1)	Expense	(%)	Balance(1)	Expense	(%)	Balance(1)	Expense	(%)

Assets
Federal funds sold(2)	$2,666.5	$3.0	0.11	$4,234.7	$77.1	1.82	$3,873.0	$195.1	5.04
Interest-earning Deposits	4,705.4	11.3	0.24	652.7	9.6	1.47	14.6	0.7	4.89
Investment securities(3)	15,685.2	540.4	3.45	17,853.6	798.7	4.47	17,348.3	878.9	5.07
Advances(4)	45,376.2	612.1	1.35	67,403.6	2,150.4	3.19	53,295.6	2,865.7	5.38
Mortgage loans held for Portfolio(5)	5,650.9	281.0	4.97	6,115.1	316.0	5.17	6,558.6	337.9	5.15

Total interest-earning Assets	74,084.2	1,447.8	1.96	96,259.7	3,351.8	3.48	81,090.1	4,278.3	5.27
Allowance for credit Losses	(15.6)			(10.2)			(7.7)
Other assets(4)(5)(6)	2,065.6			2,343.1			1,397.2

Total assets	$76,134.2			$98,592.6			$82,479.6

Liabilities and capital
Interest-bearing deposits	$1,677.0	$1.3	0.08	$1,822.5	$34.9	1.91	$1,526.2	$75.2	4.93
Consolidated obligation discount notes	14,127.3	42.1	0.30	26,933.6	686.0	2.55	22,118.3	1,106.1	5.00
Consolidated obligation Bonds(4)	53,953.9	1,140.3	2.11	63,567.2	2,348.6	3.69	54,250.5	2,728.1	5.03
Other borrowings	7.8	0.1	0.84	11.7	0.4	3.33	31.3	1.9	6.03

Total interest-bearing liabilities	69,766.0	1,183.8	1.70	92,335.0	3,069.9	3.32	77,926.3	3,911.3	5.02
Other liabilities(4)	2,535.4			1,917.6			889.7
Total capital	3,832.8			4,340.0			3,663.6

Total liabilities and capital	$76,134.2			$98,592.6			$82,479.6

Net interest spread			0.26			0.16			0.25
Impact of net noninterest-bearing funds			0.10			0.13			0.20

Net interest income/net interest margin		$264.0	0.36		$281.9	0.29		$367.0	0.45

Average interest-earning assets to interest-bearing liabilities	106.2%			104.2%			104.1%

Notes:

(1)	Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which are reflected in the Statement of Condition as derivative assets/liabilities.

(2)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.

(3)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of held-to-maturity and available-for-sale investment securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.

(4)	Average balances reflect reclassification of noninterest-earning/noninterest-bearing hedge accounting adjustments to other assets or other liabilities.

(5)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.

(6)	The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.

Net interest income declined $17.9 million, or 6.4%, to $264.0 million for full year 2009, compared with the prior year. Lower volumes drove the decline, as average interest-earning assets declined 23.0% to $74.1 billion for full year 2009 compared to $96.3 billion a year ago. The majority of the decline in interest-earning assets was attributed to lower demand for advances, which declined $22.0 billion, or 32.6%, as members reduced risk, de-levered, increased deposits and utilized government programs aimed at improving liquidity. In addition, in response to the Bank’s suspension of dividends and repurchase of excess capital stock, many of the Bank’s members have reacted by limiting the use of the Bank’s advance products. The current economic recession also decreased the Bank’s members’ need for funding from the Bank. Average investments in short-term assets, generally Federal funds sold and interest-earning deposits, increased primarily in response to regulatory demands, and largely offset the reductions in the MBS mortgage loan portfolios.

The net interest margin improved 7 basis points to 36 basis points, compared to 29 basis points a year ago. Favorable funding costs, partially offset by the lower yields on interest-free funds (capital), contributed to the improvement. Rates paid on interest-bearing liabilities fell 162 basis points while yields on interest-earning assets fell 152 basis points in the year-over-year comparison. The impact of favorable funding was evident within the advance and investment securities portfolios as the improvement in cost of funds combined with the increased use of short-term debt greatly improved spreads. Offsetting this improvement was the lower yield on interest-free funds (capital) typically invested in short-term assets, as evidenced by the 171 basis point and 123 basis point decline in yields on Federal funds sold and interest-earning deposits, respectively. Over the past year, as the yields on Federal funds sold declined, the Bank shifted its investments to higher-yield interest-earning FRB accounts. Beginning in July 2009, the FRBs stopped paying interest on these excess balances that it holds on the Bank’s behalf and the Bank shifted its investments back to Federal funds sold. Additional details and analysis regarding the shift in the mix of these categories is included in the “Rate/Volume Analysis” discussion below.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2009 and 2008 and between 2008 and 2007.

	Increase (Decrease) in Interest Income/Expense Due to Changes
	in Rate/Volume

	2009 Compared to 2008			2008 Compared to 2007

(in millions)	Volume	Rate	Total	Volume	Rate	Total

Federal funds sold	$(17.9)	$(56.2)	$(74.1)	$30.6	$(148.6)	$(118.0)
Interest-earning deposits	0.5	1.2	1.7	9.8	(0.9)	8.9
Investment securities	(146.1)	(112.2)	(258.3)	75.4	(155.6)	(80.2)
Advances	(525.3)	(1,013.0)	(1,538.3)	623.5	(1,338.8)	(715.3)
Mortgage loans held for portfolio	(31.1)	(3.9)	(35.0)	(21.5)	(0.4)	(21.9)
Other(1)	(52.3)	52.3	—	82.6	(82.6)	—

Total interest-earning assets	(772.2)	(1,131.8)	(1,904.0)	800.4	(1,726.9)	(926.5)

Interest-bearing deposits	(8.5)	(25.1)	(33.6)	14.1	(54.4)	(40.3)
Consolidated obligation discount notes	(172.6)	(471.3)	(643.9)	217.5	(637.6)	(420.1)
Consolidated obligation bonds	(520.2)	(688.1)	(1,208.3)	487.6	(867.1)	(379.5)
Other borrowings	(0.1)	(0.2)	(0.3)	(0.2)	(1.3)	(1.5)
Other(1)	(49.0)	49.0	—	4.2	(4.2)	—

Total interest-bearing liabilities	(750.4)	(1,135.7)	(1,886.1)	723.2	(1,564.6)	(841.4)

Total increase (decrease) in net interest income	$(21.8)	$3.9	$(17.9)	$77.2	$(162.3)	$(85.1)

Note:

(1)	Total interest income/expense rate and volume amounts are calculated values. The difference between the weighted average total amounts and the individual balance sheet components is reported in “Other” above.

Net interest income decreased $17.9 million for full year 2009 from full year 2008, driven by changes in the volume of interest-earning assets and interest-bearing liabilities. This decline was somewhat offset by a rate benefit in the year-over-year comparison. Total interest income decreased $1.9 billion from 2008. This decline included a decrease of $1.1 billion due to rate and $772.2 million due to volume, driven primarily by the advances portfolio and, to a lesser extent, the investment securities portfolio, as discussed below. Total interest expense decreased $1.9 billion in the same comparison, including a rate impact of $1.1 billion and a volume impact of $750.4 million, both due to the consolidated obligation bonds and discount notes portfolios, discussed in more detail below.

For full year 2009, Federal funds sold decreased $1.6 billion from the same prior year period, reflecting a shift in the first part of 2009 to interest-earning deposits due to favorable rates paid on FRB balances, as previously discussed. Related interest income declined $74.1 million, driven in large part by a 171 basis point decline in yield on the portfolio. For full year 2009, interest-earning deposits increased $4.1 billion, although related interest income only increased $1.7 million due to the relatively low yields on short-term investments.

The decrease in yields on both Federal funds sold and interest-earning deposits year-over-year reflects the significant downward change in overall short-term rates. These decreases are evidenced in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion earlier in this Item 7. Management’s Discussion and Analysis. The net $2.5 billion combined increase in the balances of these two categories reflects the Bank’s continued strategy in part to maintain a strong liquidity position in short-term investments in order to meet members’ loan demand under conditions of market stress and to maintain adequate liquidity in accordance with Finance Agency guidance and Bank policies.

The average investment securities portfolio balance for full year 2009 decreased $2.2 billion, or 12.1%, from full year 2008. Correspondingly, the interest income on this portfolio decreased $258.3 million, driven by the volume decrease and also by rate, as yields on the portfolio fell 102 basis points.

The investment securities portfolio includes trading, available-for-sale and held-to-maturity securities. The decrease in investments from full year 2008 to full year 2009 was due to declining certificates of deposit balances and run-off of the held-to-maturity MBS portfolio as well as credit-related OTTI recorded on certain private label MBS. The Bank has been cautious toward investments linked to the U.S. housing market, including MBS. The Bank purchased $1.8 billion of U.S. agency and GSE MBS in 2009.

The average advances portfolio decreased significantly from 2008 to 2009, declining $22.0 billion, or 32.6%. This decline in volume, coupled with a 184 basis point decrease in the yield, resulted in a $1.5 billion decline in interest income year-over-year.

During the second half of 2007 and continuing into the first half of 2008, the Bank experienced unprecedented growth in the advance portfolio due to instability in the credit market, which resulted in increased demand from members for liquidity. This demand leveled off in the second and third quarters of 2008. Advance demand began to decline in the fourth quarter of 2008 and continued through the first nine months of 2009, before stabilizing in the fourth quarter, as members grew core deposits and gained access to additional liquidity from the Federal Reserve and other government programs that only became available in the second half of 2008. The interest income on this portfolio was significantly impacted by the decline in short-term rates, the decrease of which is presented in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion earlier in this Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K. Specific mix changes within the portfolio are discussed more fully below under “Average Advances Portfolio Detail.”

The mortgage loans held for portfolio balance declined $464.2 million, or 7.6%, from 2008 to 2009. The related interest income on this portfolio declined $35.0 million in the same period. The volume of mortgages purchased from members was steady from quarter-to-quarter and year-over-year, but was outpaced by acceleration in the run-off of the existing portfolio. The decline in interest income was due primarily to lower average portfolio balances although yields on the portfolio also declined 20 basis points.

Interest-bearing deposits decreased $145.5 million, or 8.0%, from 2008 to 2009. Interest expense on interest-bearing deposits decreased $33.6 million year-over-year, driven by a 183 basis point decline in rates paid. Average interest-bearing deposit balances fluctuate periodically and are driven by member activity.

The consolidated obligations portfolio balance decreased $22.4 billion from 2008 to 2009. Discount notes accounted for $12.8 billion of the decline, while average bonds fell by $9.6 billion for the year. The decline in discount notes was consistent with the decline in short-term advance demand from members as noted above. Interest expense on discount notes decreased $643.9 million from 2008. The decrease was partially attributable to the volume decline and partially due to the 225 basis point declines in rates paid year-over-year. The decline in rates paid was consistent with the general decline in short-term rates as previously mentioned. Interest expense on bonds decreased $1.2 billion from 2008 to 2009. This was due in part to the volume decline as well as decreases in rates paid on bonds of 158 basis points.

A portion of the bond portfolio is swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. Market conditions continued to impact spreads on the Bank’s consolidated obligations. Bond spreads were volatile in the beginning of 2009 and the Bank had experienced some obstacles in attempting to issue longer-term debt as investors had been reluctant to buy longer-term GSE obligations. However, investor demand for shorter-term GSE debt has been strong during 2009 and the Bank continued to be able to issue discount notes at attractive rates as needed. The Bank has also experienced an increase in demand for debt with maturities ranging from one to three years from the second quarter through the end of 2009. See details regarding the impact of swaps on the quarterly rates paid in the “Net Interest Income Derivatives Effects” discussion below.

For additional information, see the “Liquidity and Funding Risk” discussion in Risk Management in this Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

2008 vs. 2007.  Net interest income was $281.9 million for full year 2008, a decline of $85.1 million, or 23.2%, from full year 2007, as the impact of falling interest rates more than offset the benefit of higher volumes. Total average interest-earning assets were $96.3 billion for full year 2008, an increase of $15.2 billion, or 18.7%, over the full year 2007 average, driven by the higher demand for advances. However, the overall yield on interest-earning assets declined 179 bps to 3.48% while the overall rate paid on interest-bearing liabilities declined only 170 bps to 3.32%, resulting in a 9 bps compression in the net interest spread. The net interest margin decreased 16 bps, to 29 bps, from 2007 to 2008.

The increase in average interest-earning assets from 2007 to 2008 was driven primarily by the advance portfolio, and to a lesser degree increases in Federal funds sold, interest-earning deposits and investment securities. These increases were slightly offset by the continuing decrease in the average mortgage loans held for portfolio balance. The year-over-year increase in advances was primarily due to instability in the credit market, which resulted in increased demand from members for liquidity. The decline in total interest income year-over-year was primarily rate driven for all interest-earning asset categories, as the lower interest rate environment more than offset higher volumes.

The decrease in interest income was partially offset by a decrease in interest expense, primarily due to the consolidated obligations portfolio. During 2008, both the discount notes and bonds within the portfolio increased from the prior year. However, this increase in volume was more than offset by the decrease in rates paid on consolidated obligations during 2008. In addition, a substantial portion of the bond portfolio was swapped to 3-month LIBOR; therefore, as the LIBOR rate decreased, the interest expense on the swapped bonds also decreased.

Average Advances Portfolio Detail

	Average Balances			Change 2009	Change 2008
	Year Ended December 31,			vs. 2008	vs. 2007
(in millions)
Product	2009	2008	2007	%	%

Repo	$22,750.6	$41,721.6	$30,834.9	(45.5)	35.3
Term Loans	13,625.8	12,703.9	10,511.9	7.3	20.9
Convertible Select	7,081.1	9,268.2	8,802.9	(23.6)	5.3
Hedge Select	118.0	159.4	70.4	(26.0)	126.4
Returnable	1,762.3	3,535.6	3,077.0	(50.2)	14.9

Total par value	$45,337.8	$67,388.7	$53,297.1	(32.7)	26.4

The par value of the Bank’s average advance portfolio decreased 32.6% from full year 2008 to full year 2009. The most significant percentage decrease in the comparison was in the Returnable product, which declined $1.8 billion, or 50.2%. The most significant dollar decrease was in the Repo product, which declined $18.9 billion, or 45.5% year-over-year.

Average balances for the Repo product decreased in 2009 reflecting the impact of members’ access to additional liquidity from government programs as well as members’ reactions to the Bank’s pricing of short-term advance products. Members have also taken other actions during the credit crisis, such as raising core deposits and reducing the size of their balance sheets. In addition, many of the Bank’s members have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s advance products. The current economic recession has reduced the Bank’s members’ need for funding from the Bank as well. The majority of the decline was driven by decreases in average advances of the Bank’s larger borrowers, with five banks reducing their total average advances outstanding by $14.0 billion. The decline in Returnable product balances was due to significant paydowns by one of the Bank’s largest borrowers. To a much lesser extent, the decrease in interest rates also contributed to the decline in these balances.

The slight year-over-year increase in the average balance of Term Loans was driven primarily by a decline in interest rates; members elected to lock in lower rates on longer-term funding when possible. In addition, certain members had funding needs for term liquidity.

As of December 31, 2009, 47.7% of the par value of advances in the portfolio had a remaining maturity of one year or less, compared to 37.0% at December 31, 2008. Details of the portfolio components are included in Note 9 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K.

The ability to grow the advances portfolio may be affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership itself; (3) the Bank’s liquidity position and how management chooses to fund the Bank; (4) current, as well as future, credit market conditions and the Bank’s pricing levels on advances; (5) member reaction to the Bank’s voluntary decision to suspend dividend payments and excess capital stock repurchases until further notice; (6) actions of the U.S. government which have created additional competition; (7) housing market trends; and (8) the shape of the yield curve.

During 2008, the Federal Reserve took a series of unprecedented actions that have made it more attractive for eligible financial institutions to borrow directly from the FRBs. First, it significantly lowered the interest rate on funding from FRBs and reduced the discount they are requiring on collateral that eligible institutions use to support their borrowings. Second, it announced the creation of the Commercial Paper Funding Facility (CPFF), which provides a liquidity backstop to U.S. issuers of commercial paper rated at least A-1/P-1/F1 by an NRSRO. As the Bank’s customers use these sources of funding, there is the potential of a reduction in the level of advances made by the Bank to its members.

In 2009, the FDIC approved a final regulation increasing the FDIC assessment on those FDIC-insured financial institutions with outstanding FHLBank loans and other secured liabilities where the ratio of secured liabilities to domestic deposits is greater than 25 percent. The FDIC also announced a program to guarantee new senior unsecured debt issued by FDIC-insured institutions, where such debt is issued on or before October 31, 2009. The Bank has experienced an impact from these government lending and debt guarantee programs in the form of reduced borrowings and/or paydowns by some of its members and expects the trend may continue. With respect to the FDICs final regulation regarding an FDIC assessment adjustment as discussed above, the Bank determined that this would have a material adverse impact on the Bank’s advances. Specifically, Bank advances would become materially more expensive than other competitive funding sources for the Bank’s largest borrowing members.

See the Legislative and Regulatory Actions discussion in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K for additional information regarding these government actions.

The Bank accepts various forms of collateral including, but not limited to, AAA-rated investment securities and residential mortgage loans. In light of recent market conditions, the Bank recognizes that there is the potential for an increase in the credit risk of the portfolio. However, the Bank continues to monitor its collateral position and the related policies and procedures, to help ensure adequate collateral coverage. The Bank believes it is fully secured as of December 31, 2009. For more information on collateral, see the Loan Products discussion in Item 1. Business and the “Credit and Counterparty Risk” discussion in Risk Management in Item 7. Management’s Discussion and Analysis, both in this 2009 Annual Report filed on Form 10-K.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for each of the years ended December 31, 2009, 2008 and 2007. Derivative and hedging activities are discussed below in the other income (loss) section.

2009

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./Exp.	Yield/		Incr./
		Exp. with	Rate	without	Rate	Impact of	(Decr.)
(dollars in millions)	Average Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)

Assets
Advances	$45,376.2	$612.1	1.35	$1,704.2	3.76	$(1,092.1)	(2.41)
Mortgage loans held for portfolio	5,650.9	281.0	4.97	285.1	5.04	(4.1)	(0.07)
All other interest-earning assets	23,057.1	554.7	2.41	554.7	2.41	—	—

Total interest-earning assets	$74,084.2	$1,447.8	1.96	2,544.0	3.43	$(1,096.2)	(1.47)

Liabilities and capital
Consolidated obligation bonds	$53,953.9	$1,140.3	2.11	$1,581.7	2.93	$(441.4)	(0.82)
All other interest-bearing liabilities	15,812.1	43.5	0.28	43.5	0.28	—	—

Total interest-bearing liabilities	$69,766.0	$1,183.8	1.70	$1,625.2	2.33	$(441.4)	(0.63)

Net interest income/net interest spread		$264.0	0.26	$918.8	1.10	$(654.8)	(0.84)

(1)	Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

2008

			Avg.		Avg.
		Interest Inc./	Yield/	Interest Inc./Exp.	Yield/		Incr./
	Average	Exp. with	Rate	without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)

Assets
Advances	$67,403.6	$2,150.4	3.19	$2,731.2	4.05	$(580.8)	(0.86)
Mortgage loans held for portfolio	6,115.1	316.0	5.17	318.9	5.22	(2.9)	(0.05)
All other interest-earning assets	22,741.0	885.4	3.89	885.4	3.89	—	—

Total interest-earning assets	$96,259.7	$3,351.8	3.48	$3,935.5	4.09	$(583.7)	(0.61)

Liabilities and capital
Consolidated obligation bonds	$63,567.2	$2,348.6	3.69	$2,622.4	4.13	$(273.8)	(0.44)
All other interest-bearing liabilities	28,767.8	721.3	2.51	721.3	2.51	—	—

Total interest-bearing liabilities	$92,335.0	$3,069.9	3.32	$3,343.7	3.62	$(273.8)	(0.30)

Net interest income/net interest spread		$281.9	0.16	$591.8	0.47	$(309.9)	(0.31)

(1)	Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

2007

			Avg.		Avg.
		Interest Inc.	Yield/	Interest Inc./	Yield/		Incr./
	Average	/ Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)

Assets
Advances	$53,295.6	$2,865.7	5.38	$2,652.1	4.98	$213.6	0.40
Mortgage loans held for portfolio	6,558.6	337.9	5.15	341.2	5.20	(3.3)	(0.05)
All other interest-earning assets	21,235.9	1,074.7	5.06	1,074.7	5.06	—	—

Total interest-earning assets	$81,090.1	$4,278.3	5.27	$4,068.0	5.01	$210.3	0.26

Liabilities and capital
Consolidated obligation bonds	$54,250.5	$2,728.1	5.03	$2,592.2	4.78	$135.9	0.25
All other interest-bearing liabilities	23,675.8	1,183.2	5.00	1,183.2	5.00	—	—

Total interest-bearing liabilities	$77,926.3	$3,911.3	5.02	$3,775.4	4.84	$135.9	0.18

Net interest income/net interest spread		$367.0	0.25	$292.6	0.17	$74.4	0.08

(1)	Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

The Bank uses derivatives to hedge the fair market value changes attributable to the change in the LIBOR benchmark interest rate. The hedge strategy generally uses interest rate swaps to hedge a portion of advances and consolidated obligations which convert the interest rates on those instruments from a fixed rate to a LIBOR-based variable rate. The purpose of this strategy is to protect the interest rate spread. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

For full year 2009, the impact of derivatives decreased net interest income by $654.8 million and reduced the net interest spread 84 basis points The decline was driven by a 224 basis point decrease in average 3-month LIBOR. For much of 2009 the Bank hedged more advances than consolidated obligations, thus causing a negative impact to net interest income from derivatives in the falling interest rate environment. This unfavorable impact was partially offset by interest rate changes to variable-rate debt. For full year 2008 the impact of derivatives decreased net interest income and reduced net interest spread by $309.9 million and 31 basis points, respectively, and for full year 2007 increased net interest income and net interest spread by $74.4 million and 8 basis points, respectively.

The mortgage loans held for portfolio derivative impact for all periods presented was affected by the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF program.

Other Income (Loss)

				% Change	% Change
	Year Ended December 31,			2009 vs.	2008 vs.
(in millions)	2009	2008	2007	2008	2007

Services fees	$2.5	$3.2	$4.2	(21.9)	(23.8)
Net gains (losses) on trading securities	1.3	(0.7)	(0.1)	285.7	(600.0)
Net gains on derivatives and hedging activities	12.0	66.3	10.8	(81.9)	513.9
Total OTTI losses	(1,043.7)	—	—	n/m	n/m
Portion of OTTI losses recognized in other comprehensive loss	815.2	—	—	n/m	n/m

Net OTTI credit losses	(228.5)	—	—	n/m	n/m
Realized losses on OTTI securities	—	(266.0)	—	n/m	n/m
Net realized gains (losses) on available-for-sale securities	(2.2)	—	1.6	n/m	(100.0)
Net realized gains on held-to-maturity securities	1.8	—	—	n/m	n/m
Contingency reserve	(35.3)	—	—	n/m	n/m
Other income, net	8.7	5.0	1.5	74.0	233.3

Total other income (loss)	$(239.7)	$(192.2)	$18.0	(24.7)	n/m

n/m — not meaningful

The Bank recorded total other losses of $239.7 million for full year 2009 compared to total other losses of $192.2 million for full year 2008. The net gains (losses) on trading securities for 2009 and 2008 reflect the changes in the value of the Rabbi trust investments held in trading securities, which offset the market risk of certain deferred compensation agreements. This activity also reflects gains of $1.0 million on Treasury bills, which were partially offset by losses of $0.6 million on certificates of deposit. Gains on derivative and hedging activities were $12.0 million for full year 2009 compared to $66.3 million for full year 2008. Full year 2008 gains on derivatives and hedging activities included the benefit of the one-time gains on derivatives and hedging activities related to the termination and replacement of LBSF derivatives. Net OTTI credit losses reflect credit loss portion of OTTI charges taken on the private label MBS portfolio. Net realized losses on available-for-sale securities and net realized gains on held-to-maturity securities represent activity related to sales within these portfolios. In fourth quarter 2009, the Bank sold certain held-to-maturity securities which had less than 15 percent of the acquired principal outstanding remaining at the time of sale. Such sales are considered maturities for the purposes of security classification. The $35.3 million contingency reserve represents the establishment of a contingency reserve for the Bank’s LBSF receivable in first quarter 2009. Other income, net increased year-over-year due to higher letter of credit fees.

See additional discussion on OTTI charges in Critical Accounting Policies and the “Credit and Counterparty Risk – Investments” discussion in Risk Management, both in this Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K. The activity related to net gains on derivatives and hedging activities is discussed in more detail below.

2008 vs. 2007.  The Bank recorded total other losses of $192.2 million for full year 2008 compared to total other income of $18.0 million in 2007. Full year 2008 results included $266.0 million of OTTI charges. Net gains on derivatives and hedging activities were $66.3 million for 2008, compared to $10.8 million in 2007. This increase reflects one-time gains related to the termination and replacement of LBSF derivatives.

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

The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness.

(in millions)	2009	2008	2007

Derivatives and hedged items in hedge accounting relationships
Advances	$(14.7)	$(5.2)	$8.2
Consolidated obligations	26.2	(4.7)	5.5

Total net gain (loss) related to fair value hedge ineffectiveness	11.5	(9.9)	13.7

Derivatives not designated as hedging instruments under hedge accounting
Economic hedges	(5.3)	63.3	(3.8)
Mortgage delivery commitments	5.0	0.6	0.3
Intermediary transactions	—	—	—
Other	0.8	12.3	0.6

Total net gain (loss) related to derivatives not designated as hedging instruments under hedge accounting	0.5	76.2	(2.9)

Net gains (losses) on derivatives and hedging activities	$12.0	$66.3	$10.8

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). For the full year 2009, total ineffectiveness related to these fair value hedges resulted in a gain of $11.5 million compared to a loss of $9.9 million in 2008. During the same period, the overall notional amount decreased from $57.8 billion in 2008 to $51.3 billion in 2009. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time. In addition, advance fair value hedge ineffectiveness for the twelve months ended December 31, 2008 included a loss of $10.9 million resulting from the replacement of 63 LBSF derivatives that were in fair value hedging relationships. See discussion of the Lehman bankruptcy and the resulting effects on the Bank’s financial statements in the “Current Financial and Mortgage Market Events and Trends” discussion earlier in this Item 7. Management’s Discussion and Analysis.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gains (losses) on derivatives and hedging activities. Total amounts recorded for economic hedges were a loss of $5.3 million in 2009 compared to a gain of $63.3 million in 2008. The overall notional amount of economic hedges increased from $0.8 billion at December 31, 2008 to $1.7 billion at December 31, 2009. For the year ended December 31, 2008, gains associated with economic hedges include a $69.0 million gain associated with the replaced LBSF derivatives that remained as economic hedges for a one day period after they were replaced in the fair value hedges of certain advances as described above. The gains (losses) associated with economic hedges for the twelve months ended December 31, 2008 also included a gain of $0.2 million associated with 40 additional replacement derivatives. See the discussion of the Lehman bankruptcy and the resulting effects on the Bank’s financial statements in the “Current Financial and Mortgage Market Events and Trends” discussion in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

Mortgage Delivery Commitments.  Certain mortgage purchase commitments are considered derivatives. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly. Total gains relating to mortgage delivery commitments were $5.0 million in 2009 compared to total gains of $0.6 million in 2008 largely due to changing market rates. Total notional of the Bank’s mortgage delivery commitments decreased from $31.2 million at December 31, 2008 to $3.4 million at December 31, 2009.

Intermediary Transactions.  Derivatives in which the Bank is an intermediary may arise when the Bank enters into derivatives with members and offsetting derivatives with other counterparties to meet the needs of members. Net gains on intermediary activities were not significant for the twelve months ended December 31, 2009 and 2008.

Other Derivative Activities.  Other net gains (losses) on derivatives and hedging activities for the years ended December 31, 2009 and 2008 were $0.8 million and $12.3 million, respectively. For the twelve months ended December 31, 2008, other gains (losses) on derivatives and hedging activities also includes a gain of $11.8 million associated with the termination of certain LBSF derivatives. These derivatives and the respective fair value hedge relationships were legally terminated on September 19, 2008. See the discussion of the Lehman bankruptcy and the resulting effects on the Bank’s financial statements in the “Current Financial and Mortgage Market Events and Trends” discussion in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

Other Expense

				% Change	% Change
	Year Ended December 31,			2009 vs.	2008 vs.
(in millions)	2009	2008	2007	2008	2007

Operating — salaries and benefits	$33.3	$30.5	$35.9	9.2	(15.0)
Operating — occupancy	2.6	3.0	3.4	(13.3)	(11.8)
Operating — other	22.7	17.1	16.6	32.7	3.0
Finance Agency	3.2	3.0	2.6	6.7	15.4
Office of Finance	2.5	2.6	2.6	(3.8)	—

Total other expenses	$64.3	$56.2	$61.1	14.4	(8.0)

For full year 2009, other expense totaled $64.3 million compared to $56.2 million for the same prior year period, an increase of $8.1 million, or 14.4%, driven entirely by other operating expenses. The increase in operating expenses was due to increases of $5.6 million and $2.8 million, respectively, in other expenses and salaries and benefits expense, partially offset by a decrease of $0.4 million in occupancy expense. The increase in other operating expenses was due primarily to higher consulting fees and services related to the Bank’s OTTI assessment process, and other Board of Directors’ risk management initiatives. The increase in salaries and benefits expense was driven by an increase in the market value of the nonqualified thrift obligation as well as higher incentive compensation expense. Full year 2008 salaries and benefits expense included severance costs as well as a lump sum settlement benefit payment.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Agency and the Office of Finance. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations and totaled $5.7 million in 2009 and $5.6 million in 2008. The Bank has no control over the operating expenses of the Finance Agency. The FHLBanks are able to exert a limited degree of control over the operating expenses of the Office of Finance due to the fact that two directors of the Office of Finance are also FHLBank presidents.

2008 vs. 2007.  Other expenses totaled $56.2 million for full year 2008 compared to $61.1 million for full year 2007. Excluding the operating expenses of the Finance Agency and OF, other expenses decreased $5.3 million, or 9.5%, compared to the prior year. This decrease was primarily due to the market decline in the SERP Thrift Plan year-over-year and no incentive compensation expense in 2008.

As noted above, the twelve FHLBanks are responsible for the operating expenses of the Finance Agency and the OF. These payments, reported as other expense on the Bank’s Statement of Operations, totaled $5.6 million in 2008 and $5.2 million in 2007.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

				% Change	% Change
	Year Ended December 31,			2009 vs.	2008 vs.
(in millions)	2009	2008	2007	2008	2007

Affordable Housing Program (AHP)	—	$2.2	$26.4	n/m	(91.7)
REFCORP	—	4.8	59.2	n/m	(91.9)

Total assessments	—	$7.0	$85.6	n/m	(91.8)

n/m — not meaningful

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

The Bank held one AHP funding round in 2009 and received 56 eligible applications. Grants totaling more than $3.4 million were awarded to 17 projects in October. These projects had total development costs of $50.3 million and provided 439 units of affordable housing.

In addition to the AHP competitive funding rounds, the AHP regulation permits the Bank to allocate portions of the AHP funds for specific programs; this allocation of funds is referred to as a set-aside. The First Front Door (FFD) program, which is a set-aside from AHP, provides grants to qualified low-income first-time homebuyers to assist with closing costs and down payments. For 2009, more than $1 million was available. All available funds were committed, and approximately $1.9 million was funded. FFD was suspended January 29, 2009 when all available funds had been committed.

In November 2008, the Board of Directors approved the creation of a new set-aside from the Affordable Housing Program called the Mortgage Relief Fund. The purpose of the fund is to support loan refinancing for homeowners at risk of foreclosure. In February 2009, $500 thousand was transferred to the Mortgage Relief Fund.

The Community Lending Program (CLP) offers advances at the Bank’s cost of funds, providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At the close of business on December 31, 2009, the CLP loan balance totaled $611.5 million, as compared to $604.0 million at December 31, 2008, reflecting an increase of $7.5 million, or 1.2%.

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through 2008 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final scheduled payment during the second quarter of 2012. This date assumes that the FHLBanks pay exactly $300 million annually until 2012. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

Application of the REFCORP and AHP assessment percentage rates as applied to earnings during 2008 and 2007 resulted in annual assessment expenses for the Bank of $7.0 million and $85.6 million, respectively. There were no REFCORP and AHP assessments for the year-ended December 31, 2009, as the Bank experienced a pre-assessment loss for full-year 2009. The year-to-year changes in assessments reflect the changes in pre-assessment earnings.

For the year ended December 31, 2009, the Bank did experience a net loss and did not set aside any AHP funding to be awarded during 2010. However, as allowed per AHP regulations, the Bank has elected to allot up to $2 million of future periods’ required AHP contributions to be awarded during 2010 (referred to as Accelerated AHP). The Accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank’s mission when it would otherwise be unable to do so, based on regulations. The Bank will credit the Accelerated AHP contribution against required AHP contributions over the next five years.

In 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank will use its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. This overpayment was recorded as a prepaid asset by the Bank and reported in as “prepaid REFCORP assessment” on the Statement of Condition at December 31, 2008. Over time, as the Bank uses this credit against its future REFCORP assessments, this prepaid asset will be reduced until the prepaid asset has been exhausted. If any amount of the prepaid asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining prepaid asset. The Bank’s prepaid REFCORP assessment balance at December 31, 2009 was $39.6 million.

Financial Condition

The following is Management’s Discussion and Analysis of the Bank’s financial condition as of December 31, 2009, which should be read in conjunction with the Bank’s audited financial statements and notes to financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K.

Asset Composition.  A continued steady decline in advance demand throughout 2009 resulted in a decrease of total assets of $25.5 billion, or 28.1%, to $65.3 billion at December 31, 2009, down from $90.8 billion at

December 31. 2008. Advances declined $21.0 billion, mortgage loans held for portfolio declined $1.0 billion and total investment securities declined $4.6 billion. These decreases were partially offset by a $1.7 billion increase in Federal funds sold.

Total housing finance-related assets, which include MPF Program loans, advances, MBS and other mission- related investments decreased $23.7 billion, or 29.8%, to $55.9 billion at December 31, 2009, down from $79.6 billion at December 31, 2008. Total housing finance-related assets accounted for 85.7% and 87.7% of assets at December 31, 2009 and 2008, respectively.

Advances.  At year-end 2009, total advances were $41.2 billion, compared to $62.2 billion at year-end 2008, representing a decrease of 33.8%. The average advance balance was $45.4 billion for the year ended December 31, 2009, compared to $67.4 billion for the year ended December 31, 2008, a decrease of 32.6%. A significant concentration of the advances continues to be generated from the Bank’s five largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members were $25.4 billion and $37.6 billion at December 31, 2009 and 2008, respectively.

Total membership decreased from 323 members at the end of 2008 to 316 members at the end of 2009. During 2009, the Bank added one new member, a savings and loan, and no new commercial banks or credit unions. However, five members merged into existing members and there was one out-of-district merger. In addition, one member was closed by the OTS and the FDIC was named as its receiver. One institution voluntarily dissolved its charter with the OTS.

The following table provides a distribution of the number of members, categorized by individual member asset size, which had an outstanding loan balance during 2009 and 2008.

Member Asset Size	2009	2008

Less than $100 million	40	51
Between $100 and $500 million	135	142
Between $500 million and $1 billion	39	39
Between $1 and $5 billion	30	26
Greater than $5 billion	16	16

Total borrowing members during the year	260	274

Total membership	316	323
Percent of members borrowing during the year	82.3%	84.8%
Total borrowing members at year-end	222	249
Percent of members borrowing at year-end	70.3%	77.1%

As of December 31, 2009, the par value of the combined mid-term (Mid-Term RepoPlus) and short-term (RepoPlus) products decreased $13.4 billion, or 40.0%, to $20.1 billion, compared to $33.5 billion at December 31, 2008. These products represented 50.6% and 56.3% of the par value of the Bank’s total advances portfolio at December 31, 2009 and 2008, respectively. The Bank’s shorter-term advances decreased as a result of members having less need for liquidity from the Bank as they have taken actions during the credit crisis, such as raising core deposits, reducing their balance sheets, and identifying alternative sources of funds. Also, many of the Bank’s members have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s advance products. The short-term portion of the advances portfolio is volatile; as market conditions change rapidly, the short-term nature of these lending products could materially impact the Bank’s outstanding loan balance. See Item 1. Business in this 2009 Annual Report filed on Form 10-K for details regarding the Bank’s various loan products.

The Bank’s longer-term advances, referred to as Term Advances, decreased $2.2 billion, or 14.9%, to $12.7 billion at December 31, 2009 down from $14.9 billion at December 31, 2008. These balances represented 31.9% and 25.0% of the Bank’s advance portfolio at December 31, 2009 and December 31, 2008, respectively. While Term Advance balances have declined, the decrease has been at a slower rate than the remaining products and the Term Advances portfolio now represent a larger percentage of the total advance portfolio. This decline is partially due to unprecedented competition from Federal government programs such as the FDIC’s Temporary Liquidity Guarantee Program (TLGP) and the Federal Reserve’s Term Auction Facility (TAF) program. A number of the Bank’s members have a high percentage of long-term mortgage assets on their balance sheets; these members generally fund these assets through these longer-term borrowings with the Bank to mitigate interest rate risk. Certain members also prefer Term Advances given the current interest rate environment. Meeting the needs of such members has been, and will continue to be, an important part of the Bank’s advances business.

As of December 31, 2009, the Bank’s longer-term option embedded advances decreased $4.1 billion to $6.9 billion, down from $11.1 billion as of December 31, 2008. These products represented 17.5% and 18.7% of the Bank’s advances portfolio on December 31, 2009 and December 31, 2008, respectively.

Mortgage Loans Held for Portfolio.  Mortgage loan balances were $5.2 billion at December 31, 2009, compared to $6.2 billion at December 31, 2008, a decrease of $1.0 billion. This decline was due to the continued runoff of the existing portfolio, which more than offset new portfolio activity. See the MPF Program discussion in Item 1. Business and the section entitled Mortgage Partnership Finance Program in this Item 7. Management’s Discussion and Analysis, both in this 2009 Annual Report filed on Form 10-K, for further information regarding the Bank’s mortgage loan portfolio.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are as presented in the following table. The amount of forgone interest income the Bank would have recorded on BOB loans for each of the periods presented was less than $1 million. The Bank recorded minimal cash basis interest income on BOB loans during the years ended December 31, 2009 through 2006, which totaled $378 thousand for the four-year period. The Bank recorded no cash basis interest income on BOB loans in 2005. The amount of forgone interest income the Bank would have recorded on nonaccrual mortgage loans, if those loans had been current and paying interest in accordance with contractual terms, was $3.1 million and $1.7 million for 2009 and 2008, respectively, and $0.9 million for the years 2007 through 2005.

	Year Ended December 31,

(in millions)	2009	2008	2007	2006	2005

Advances(1)	$41,177.3	$62,153.4	$68,797.5	$49,335.4	$47,493.0
Mortgage loans held for portfolio, net(2)	5,162.8	6,165.3	6,219.7	6,966.3	7,651.9
Nonaccrual mortgage loans, net(3)	71.2	38.3	20.7	18.8	19.5
Mortgage loans past due 90 days or more and still accruing interest(4)	16.5	12.6	14.1	15.7	21.0
Banking on Business (BOB) loans, net(5)	11.8	11.4	12.8	11.5	10.7

Notes:

(1)	There are no advances which are past due or on nonaccrual status.

(2)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.

(3)	All nonaccrual mortgage loans are reported net of interest applied to principal.

(4)	Government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.

(5)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

The Bank has experienced an increase in its nonaccrual mortgage loans held for portfolio. Nonaccrual mortgage loans increased $32.9 million, or 85.9% from December 31, 2008 to December 31, 2009. Nonaccrual loans represent only 1.4% of the Bank’s mortgage loans held for portfolio. This increase was driven by general economic conditions.

Allowance for Credit Losses.  The allowance for credit losses is evaluated on a quarterly basis by management to identify the losses inherent within the portfolio and to determine the likelihood of collectability. The allowance methodology determines an estimated probable loss for the impairment of the mortgage loan portfolio consistent with the provisions of contingencies accounting.

The Bank has not incurred any losses on advances since inception. Due to the collateral held as security and the repayment history for advances, management believes that an allowance for credit losses for advances is unnecessary at this time. See additional discussion regarding collateral policies and standards on the advances portfolio in the “Advance Products” discussion in Item 1. Business in this 2009 Annual Report filed on Form 10-K.

The Bank purchases government-guaranteed/insured and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-guaranteed/insured loans is predominantly assumed by other entities, only conventional mortgage loans are evaluated for an allowance for credit losses. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers by PFIs that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment; therefore, it is scoped out of the provisions of accounting for loan impairments. Conventional mortgage loans that are 90 days or more delinquent are placed on nonaccrual status. Government mortgage loans that are 90 days or more delinquent remain in accrual status due to guarantees or insurance. The Bank records cash payments received on nonaccrual loans as a reduction of principal.

The following table presents the rollforward of allowance for credit losses on the mortgage loans held for portfolio for the years ended December 31, 2005 through 2009.

	December 31,

(in millions)	2009	2008	2007	2006	2005

Balance, beginning of period	$4.3	$1.1	$0.9	$0.7	$0.7
Charge-offs	—	—	—	—	(0.3)
Provision (benefit) for credit losses	(1.6)	3.2	0.2	0.2	0.3

Balance, end of period	$2.7	$4.3	$1.1	$0.9	$0.7

The ratio of net charge-offs to average loans outstanding was less than 1 basis point for the periods presented.

During the fourth quarter of 2009, the Bank changed the estimates used to determine the allowance on for credit losses mortgage loans purchased by the Bank. The Bank changed the loss severity rates which included the following: updating current market estimates; incorporating actual loss statistics; and incorporating amended collateral procedures. The impact of the change in estimate reduced the allowance for credit losses by approximately $4.9 million, resulting in an overall benefit for credit losses of $1.6 million for full year 2009.

The allowance for credit losses for the BOB program provides a reasonable estimate of losses inherent in the BOB portfolio based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. Probability of default is based on small business default statistics from the NRSROs as well as the Small Business Administration (SBA) and trends in Gross Domestic Product. Based on the nature of the program, all of the loans in the BOB program are classified as nonaccrual loans. The following table presents the allowance for credit losses on the BOB loans for the years ended December 31, 2005 through 2009.

	December 31,

(in millions)	2009	2008	2007	2006	2005

Balance, at the beginning of the year	$9.7	$6.8	$6.7	$4.9	$3.4
Charge-offs	(0.4)	(0.3)	(1.6)	—	—
Provision for credit losses	0.2	3.2	1.7	1.8	1.5

Balance, at end of the year	$9.5	$9.7	$6.8	$6.7	$4.9

Based on the nature of the BOB program, in that its purpose is to assist small and start-up businesses, the Bank expects that some of the loans will default. The ratio of charge-offs to average loans outstanding, net, was approximately 3.8% and 2.4% during 2009 and 2008, respectively.

The following table presents the rollforward of the allowance for off-balance sheet credit exposure risk for the years ended December 31, 2005 through 2009.

(in millions)	2009	2008	2007	2006	2005

Balance, beginning of the year	$1.3	$0.6	$1.0	$0.8	$0.5
Provision (benefit) for credit losses	(1.2)	0.7	(0.4)	0.2	0.3

Balance, end of the year	$0.1	$1.3	$0.6	$1.0	$0.8

The off-balance sheet credit exposure risk is associated with BOB loan commitments and standby letters of credit. The balance decreased as a result of having almost no BOB loan commitments outstanding at year end. Letters of credit have a low loss severity assumption based on their product type and collateral policies, which are the same as the Bank’s advance collateral policies.

Cash and Due From Banks.  At December 31, 2009, cash and due from banks totaled $1.4 billion compared to $67.6 million at December 31, 2008. Institutions which normally would purchase the Bank’s excess liquidity did not have a need for the cash and, as a result, the Bank’s cash position was unusually high at December 31, 2009. Subsequent to year-end 2009, the Bank’s cash position returned to more normal levels.

Interest-Earning Deposits and Federal Funds Sold.  At December 31, 2009, these short-term investments totaled $3.0 billion, a net decrease of $3.3 billion, or 51.6%, from December 31, 2008. The Bank maintains these types of balances in order to meet member’s loan demand under conditions of market stress and maintain adequate liquidity in accordance with Finance Agency guidance and Bank policies.

Investment Securities.  The $1.3 billion, or 8.4%, decrease in investment securities from December 31, 2008 to December 31, 2009, was primarily due to a decrease in MBS. The decrease in MBS was driven by paydowns and/or maturities of principal as well as OTTI losses recorded against the portfolio. The increase in trading securities was driven primarily by an increase in Treasury bills and TLGP investments as the Bank continues to increase its liquidity position. The Bank also uses these securities to pledge as collateral on interest rate swap agreements. During 2009, the Bank did offset some of the MBS portfolio run-off with the purchase of U.S. agency MBS. During the third quarter of 2009, Taylor, Bean & Whitaker (TBW), a servicer on one of the Bank’s private label MBS filed for bankruptcy. Due to TBW’s bankruptcy filing, normal monthly remittances on the loans securing the security have been delayed. There is now a replacement servicer on this security.

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

The following tables summarize key investment securities portfolio statistics.

	As of December 31,

(in millions)	2009	2008	2007

Trading securities:
Mutual funds offsetting deferred compensation	$6.7	$6.2	$7.6
U.S. Treasury bills	1,029.5	—	—
TLGP investments	250.0	—	—
Certificates of deposit	—	500.6	—

Total trading securities	$1,286.2	$506.8	$7.6

Available-for-sale securities:
Mutual funds offsetting supplemental retirement plan	$2.0	$—	$—
MBS	2,395.3	19.7	42.4

Total available-for-sale securities	$2,397.3	$19.7	$42.4

Held-to-maturity securities:
Commercial paper	$—	$—	$83.5
Certificates of deposit	3,100.0	2,700.0	5,675.0
State or local agency obligations	608.4	636.8	699.1
U.S. government-sponsored enterprises	176.7	955.0	919.2
MBS	6,597.3	10,626.2	12,535.0

Total held-to-maturity securities	10,482.4	$14,918.0	$19,911.8

Total investment securities	$14,165.9	$15,444.5	$19,961.8

The following table presents the maturity and yield characteristics for the investment securities portfolio as of December 31, 2009.

(dollars in millions)	Book Value	Yield

Trading securities:
Mutual funds offsetting deferred compensation	$6.7	n/a
U.S. Treasury bills	1,029.5	0.33
TLGP investments	250.0	0.23

Total trading securities	$1,286.2	0.31

Available-for-sale securities:
Mutual funds offsetting supplemental retirement plan	$2.0	n/a
MBS	2,395.3	5.39

Total available-for-sale securities	$2,397.3	5.39

Held-to-maturity securities:
Certificates of deposit	$3,100.0	0.28

State or local agency obligations:
Within one year	55.5	5.85
After one but within five years	77.9	5.75
After five years but within ten years	11.8	0.39
After ten years	463.2	2.73

Total state or local agency obligations	608.4	3.36

U.S. government-sponsored enterprises:
Within one year	100.0	0.22
After five years	76.7	4.05

Total U.S. government-sponsored enterprises	176.7	1.89

MBS	6,597.3	3.33

Total held-to-maturity securities	$10,482.4	2.41

n/a — not applicable

As of December 31, 2009, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total	Total
(in millions)	Book Value	Fair Value

Government National Mortgage Association	$1,755.7	$1,753.2
J.P. Morgan Mortgage Trust	1,294.4	1,255.0
U.S. Treasury	1,029.5	1,029.5
Federal Home Loan Mortgage Corp.	996.6	1,032.5
Wells Fargo Mortgage Backed Securities Trust	788.9	734.2
Federal National Mortgage Association	492.4	503.9
Structured Adjustable Rate Mortgage Loan Trust	457.3	435.0
Pennsylvania Housing Finance Agency	400.9	388.5

Total	$7,215.7	$7,131.8

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk – Investments” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

Deposits.  At December 31, 2009, time deposits in denominations of $100 thousand or more totaled $11.0 million. The table below presents the maturities for time deposits in denominations of $100 thousand or more:

		Over 3	Over 6
		months but	months
(in millions)	3 months	within	but within
By Remaining Maturity at December 31, 2009	or less	6 months	12 months	Thereafter	Total

Time certificates of deposit $(100,000 or more)	$6.0	$4.5	$—	$0.5	$11.0

Short-term Borrowings.  For purposes of the table below, borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank’s short-term borrowings.

	Year Ended December 31,
(dollars in millions)	2009	2008	2007

Consolidated obligation discount notes:
Outstanding balance at year-end	$10,208.9	$22,864.3	$34,685.1
Weighted average rate at year-end	0.08%	0.90%	4.27%
Daily average outstanding balance for the year	$14,127.3	$26,933.6	$22,118.2
Weighted average rate for the year	0.30%	2.55%	5.0%
Highest outstanding balance at any month-end	$22,864.3	$35,452.2	$34,685.1

Contractual Obligations.  The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2009 at par.

		Less than	One to Three	Four to Five
(in millions)	Total	One Year	Years	Years	Thereafter

Consolidated obligations:
Bonds(1)	$44,991.6	$21,165.0	$13,835.7	$5,380.4	$4,610.5
Index amortizing notes(1)	3,817.2	800.9	1,291.7	661.4	1,063.2
Discount notes	10,210.0	10,210.0	—	—	—
Operating leases:
Premises	29.7	1.8	3.7	3.7	20.5
Equipment	0.3	0.1	0.2	—	—

Note:

(1)	Specific bonds or notes incorporate features, such as calls or indices, which could cause redemption at different times than the stated maturity dates.

Commitment and Off-balance Sheet Items.  At December 31, 2009, the Bank is obligated to fund approximately $14.7 million in additional advances, $3.4 million of mortgage loans and $8.7 billion in outstanding standby letters of credit, and to issue $400 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Retained Earnings.  The Finance Agency has issued regulatory guidance to the FHLBanks relating to capital management and retained earnings. The guidance directs each FHLBank to assess, at least annually, the adequacy of its retained earnings with consideration given to future possible financial and economic scenarios. The guidance also outlines the considerations that each FHLBank should undertake in assessing the adequacy of its retained earnings. In accordance with the Finance Agency’s RBC regulations, when the Bank’s market value of equity to book value of equity falls below 85%, the Bank is required to provide for additional market RBC.

In connection with the previous policy and the Board’s desire to build retained earnings in this volatile credit environment, the dividend payout ratio was limited in the first three quarters of 2008. On December 23, 2008, the Bank announced its decision to voluntarily suspend dividend payments until further notice in an effort to build retained earnings. The following table reflects changes in retained earnings for the years ended December 31, 2009 through 2007.

(in millions)	2009	2008	2007

Balance, beginning of the year	$170.5	$296.3	$254.8
Cumulative effect of adoption of the amended OTTI guidance	255.9	—	—
Net income	(37.4)	19.4	236.8
Dividends	—	(145.2)	(195.3)

Balance, end of the year	$389.0	$170.5	$296.3

Payout ratio (dividends/net income)	—	748.5%	82.5%

At December 31, 2009, retained earnings were $389.0 million, representing an increase of $218.5 million, or 128.2%, from December 31, 2008. This increase was the result of the Bank’s adoption of the amended OTTI guidance effective January 1, 2009. This adoption resulted in a $255.9 million increase in retained earnings due to the cumulative effect adjustment recorded as of January 1, 2009. This cumulative effect adjustment did not impact the Bank’s REFCORP or AHP assessment expenses or liabilities, as these assessments are based on GAAP net income. Excluding the cumulative effect adjustment, retained earnings fell $37.4 million from prior year-end driven by the Bank’s full year 2009 net loss.

Additional information regarding the amended OTTI guidance is available in Critical Accounting Policies in this Item 7. Management’s Discussion and Analysis and Note 2 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, both in this 2009 Annual Report filed on Form 10-K. Further details of the components of required RBC are presented in the “Capital Resources” discussion in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K. See Note 19 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K for further discussion of RBC and the Bank’s policy on capital stock requirements.

The Bank considers a number of factors in determining the appropriate level of dividend. The Bank believes that it is prudent to exercise continued caution with respect to any dividend declaration. The Bank is focused on building capital through increased retained earnings. Any future dividend payments are subject to the approval of the Board. The amount the Board may determine to pay out will be affected by the Bank’s level of retained earnings, its current retained earnings policy, as well as other factors including OTTI losses, AOCI levels and performance relative to capital adequacy metrics.

Other Financial Information

Selected Quarterly Financial Data

The following tables present the Bank’s unaudited quarterly operating results for each quarter for the two years ended December 31, 2009 and 2008.

	2009
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter

Interest income	$477.8	$388.6	$313.5	$267.9
Interest expense	421.4	312.7	246.0	203.7

Net interest income before provision (benefit) for credit losses	56.4	75.9	67.5	64.2
Provision (benefit) for credit losses	0.4	1.1	1.4	(5.5)

Net interest income after provision (benefit for credit losses)	56.0	74.8	66.1	69.7
Other income (loss):
Net OTTI losses	(30.5)	(39.3)	(93.3)	(65.4)
Net gains (losses) on derivatives and hedging activities	(1.2)	12.4	(4.5)	5.3
Net realized losses on available-for-sale securities	—	—	—	(2.2)
Net realized gains on held-to-maturity securities	—	—	—	1.8
Contingency reserve	(35.3)	—	—	—
All other income	2.6	2.5	4.5	2.9

Total other income	(64.4)	(24.4)	(93.3)	(57.6)
Other expense	15.2	15.3	16.2	17.6

Income (loss) before assessments	(23.6)	35.1	(43.4)	(5.5)
Assessments	—	3.0	(3.0)	—

Net income (loss)	$(23.6)	$32.1	$(40.4)	$(5.5)

Earnings (loss) per share	$(0.59)	$0.80	$(1.01)	$(0.14)

	2008
	First	Second	Third	Fourth
(in millions)	Quarter	Quarter	Quarter	Quarter

Interest income	$1,070.4	$799.5	$758.1	$723.8
Interest expense	980.7	710.9	684.0	694.3

Net interest income before provision	89.7	88.6	74.1	29.5
Provision for credit losses	1.3	2.1	2.1	1.6

Net interest income after provision	88.4	86.5	72.0	27.9
Other income (loss):
Realized losses on OTTI securities	—	—	—	(266.0)
Net gains (losses) on derivatives and hedging activities	4.4	(0.7)	71.4	(8.8)
Contingency reserve	—	—	—	—
All other income	1.0	1.9	2.0	2.6

Total other income	5.4	1.2	73.4	(272.2)
Other expense	15.5	15.6	13.6	11.5

Income (loss) before assessments	78.3	72.1	131.8	(255.8)
Assessments	20.8	19.1	35.0	(67.9)

Net income (loss)	$57.5	$53.0	$96.8	$(187.9)

Earnings (loss) per share	$1.40	$1.31	$2.43	$(4.75)

Mortgage Partnership Finance (MPF) Program

Mortgage Loan Portfolio

As of December 31, 2009, the par value of the Bank’s mortgage loan portfolio totaled $5.1 billion, a decrease of $1.0 billion, or 16.4%, from the December 31, 2008 balance of $6.1 billion. These balances were approximately 7.8% and 6.7% of total period-end assets, respectively. The average mortgage loan portfolio balance for 2009 was $5.6 billion, a decrease of $468.3 million, or 7.7%, from 2008. Decreases in both period-end and average balances were due to the continued runoff of the existing portfolio, which more than offset new portfolio activity. New portfolio activity has been negatively impacted by: (1) the current economic environment, which has resulted in fewer mortgage loan originations; (2) the Bank’s newly-instituted 4.0% capital stock requirement on new MPF loans, which was previously 0.0%; and the Bank’s business decision to purchase MPF loans from community banks rather than higher-volume national banks.

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

	December 31, 2009		December 31, 2008
(dollars in millions)	Balance	Percent	Balance	Percent

Conventional loans:
Original MPF	$1,218.5	23.8	$1,187.3	19.4
MPF Plus	3,504.9	68.4	4,480.6	73.3

Total conventional loans	4,723.4	92.2	5,667.9	92.7
Government-insured loans:
MPF Government	398.0	7.8	449.4	7.3

Total par value	$5,121.4	100.0	$6,117.3	100.0

(dollars in millions)	2009	2008	2007

Mortgage loans interest income	$281.0	$316.0	$337.9
Average mortgage loans portfolio balance	$5,645.0	$6,113.3	$6,557.8
Average yield	4.98%	5.17%	5.15%
Weighted average coupon	5.79%	5.83%	5.83%
Weighted average estimated life	4.6 years	5.4 years	5.9 years

	December 31,	December 31,
	2009	2008

Original FICO® scores:
Greater than 750	48%	50%
701 to 750	29%	29%
626 to 700	22%	20%
Less than 626	1%	1%

	December 31,	December 31,
	2009	2008

Original LTV ratio range:
50% or below	11%	11%
Above 50% to 60%	10%	10%
Above 60% to 70%	17%	17%
Above 70% to 80%	52%	52%
Above 80% to 90%	6%	6%
Above 90% to 100%	4%	4%

	December 31,	December 31,
	2009	2008

Regional concentrations:
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD and WI)	19%	21%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI and VT)	32%	27%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV)	24%	25%
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT)	13%	14%
West (AK, CA, GU, HI, ID, MT, NV, OR, WA and WY)	12%	13%
Total	100%	100%

Top state concentrations:
Pennsylvania	23%	19%
California	8%	8%
Texas	7%	7%
Maryland	6%	6%
Ohio	6%	6%
Virginia	6%	6%
Other states	44%	48%

Participating Financial Institution (PFI).  Members must specifically apply to become a PFI. The Bank reviews the general eligibility of the member including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added six new PFI’s in 2009, and as of December 31, 2009, 95 members were approved participants in the MPF Program. Of the Bank’s 10 largest members, based on asset size, five members have executed PFI agreements. The Bank did not purchase any volume from these five members during 2009.

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

Mortgage Loan Participations.  The Bank may sell participation interests in purchased mortgage loans to other FHLBanks, institutional third party investors approved in writing by the FHLBank of Chicago, the member that provided the credit enhancement, and other members of the FHLBank System. The Bank may also purchase mortgage loans from other FHLBanks. For the year ended December 31, 2009, there were no participation interests sold to FHLBank of Chicago or any other FHLBank, nor any participations purchased from other FHLBanks.

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

Credit Exposure

Underwriting Standards.  Purchased mortgage loans must meet certain underwriting standards established in the MPF Program guidelines. Key standards and/or eligibility guidelines include the following loan criteria:

•	Conforming loan size, established annually; may not exceed the loan limits set by the Finance Agency;
•	Fixed-rate, fully-amortizing loans with terms from 5 to 30 years;
•	Secured by first lien mortgages on owner-occupied residential properties and second homes;
•	Generally, 95% maximum LTV; all LTV ratio criteria are generally based on the loan purpose, occupancy and borrower citizenship status; all loans with LTV ratios above 80% require primary mortgage insurance coverage; and
•	Unseasoned or current production with up to 12 payments made by the borrowers.

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

Under the MPF Program, the FHLBank of Chicago, the PFI and the Bank all conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase, at the greater of book value or market value, individual loans which fail these reviews. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are permitted to be repurchased by the PFI. While the repurchase of these government mortgage loans is not required, PFIs have historically exercised their option to repurchase these loans. For the years 2009 and 2008, the total funded amount of repurchased mortgage loans was $19.6 million, or 4.6%, and $13.6 million, or 1.9%, respectively, of total funded loans.

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

By credit enhancing each loan pool, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly credit enhancement fee by the Bank. Credit enhancement fees are recorded as an offset to mortgage loan net interest income in the Statement of Operations. For the years ended December 31, 2009, 2008 and 2007, the credit enhancement fees were $6.5 million, $7.1 million and $7.7 million, respectively. Performance based credit enhancement fees paid are reduced by losses absorbed through the FLA, where applicable.

During 2009, the MPF Program instituted an MPF loan modification plan. The loan modification plan allows borrowers in imminent danger of default to capitalize delinquent interest, re-amortize the mortgage loans over 40 years with the same monthly payment, write-off interest via the MPF credit structure, or reduce the mortgage loan’s interest rate. The loan modification plan will expire December 31, 2011. The Bank will account for mortgage loans modified under the loan modification plan as a troubled debt restructuring after the completion of a 90-day trial period. During 2009, there were no loan modifications of the Bank’s mortgage loans.

The MPF products are described in more detail below.

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

MPF Plus.  Under MPF Plus, the first layer of losses (following any primary mortgage insurance coverage) is applied to the FLA equal to a specified percentage of the loans in the pool as of the sale date. Any losses allocated to this FLA are the responsibility of the Bank. The PFI obtains additional credit enhancement in the form of a supplemental mortgage insurance policy to cover losses in excess of the deductible of the policy, which is equal to the FLA. Loan losses not covered by the FLA and supplemental mortgage insurance are paid by the PFI, up to the amount of the PFI’s credit enhancement obligation, if any, for each pool of loans. If applicable, the PFI is paid a fixed credit enhancement fee and a performance-based fee for providing the credit enhancement obligation. Loan losses applied to the FLA as well as losses in excess of the combined FLA, the supplemental mortgage insurance policy amount, and the PFI’s credit enhancement obligation are recorded by the Bank based on the Bank’s participation interest. Losses incurred by the Bank up to its exposure under the FLA can be recaptured through the recovery of future performance based credit enhancement fees earned by the PFI. Although unlikely, any loan losses in excess of both the FLA and the credit enhancement would be treated in the same manner as Original MPF. The MPF Plus product is currently not being offered due to a lack of insurers writing new SMI policies.

The following are outstanding balances in the FLAs for the Original MPF and MPF Plus products:

(in millions)	Original MPF	MPF Plus	Total

December 31, 2009	$1.6	$41.9	$43.5
December 31, 2008	$1.1	$42.9	$44.0
December 31, 2007	$0.8	$43.6	$44.4

MPF Government.  Government-insured or government-guaranteed mortgage loans are eligible for sale under this product. With MPF Government loans, PFIs obtain the applicable FHA insurance or a VA or RHS guarantee, are responsible for all unreimbursed servicing expenses and receive a 44 basis point servicing fee. Since the PFI servicing these mortgage loans takes the risk with respect to amounts not reimbursed by either the FHA, VA, or RHS, this product results in the Bank having mortgage loans that are expected to perform similar to U.S. agency securities.

MPF Xtra.  In January 2009, the Bank received approval from the Finance Agency to offer MPF Xtra to its members. This product option allows PFIs to sell residential conforming fixed-rate mortgages directly to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. FHLBank of Chicago will pay the Bank a counterparty fee for each loan. The Bank is responsible for monitoring the PFI’s credit quality and servicing on FHLBank of Chicago’s behalf. During 2009, the Bank’s PFIs sold $25.0 million in mortgage loans to Fannie Mae through the MPF Xtra program.

Real Estate Owned.  When a PFI forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as real estate owned (REO) at the lower of cost or fair value less estimated selling expenses. If the value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based credit enhancement fees is recorded as a charge-off to the allowance for credit losses. If a charge-off is required, the fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded in other assets at the carrying value of the loan. A PFI is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the PFI presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the first loss account. Losses are deducted from the first loss account, if it has not been fully used. As of December 31, 2009 and 2008, the Bank held $11.1 million and $5.9 million, respectively, of REO.

See the “Credit and Counterparty Risk – Mortgage Loans” discussion in the Risk Management section in this Item 7. Management’s Discussion and Analysis for additional information regarding the credit risk of the MPF loan portfolio.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources as of December 31, 2009, which should be read in conjunction with Note 19 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K.

Liquidity and Funding.  Please refer to the presentation of the Bank’s liquidity and funding risk analysis in the “Liquidity and Funding Risk” section of Risk Management in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K for details.

Capital Plan.  Under Finance Agency implementation of the GLB Act, the Bank adopted and maintains a plan (capital plan). Since the adoption of the capital plan, two members have notified the Bank that they wanted to voluntarily withdraw from membership and redeem their capital stock. One of those two members is in receivership.

None of these redemptions were complete as of December 31, 2009. In addition, two members were placed in receivership by the FDIC and their charters were dissolved. One member voluntarily dissolved its charter with the OTS. In total, six members have been merged out of district; two of these former members continue to maintain a balance in mandatorily redeemable capital stock. The total amount of the pending stock redemptions is $8.3 million. The Bank had no repurchases of capital stock for 2009. The Bank repurchased $53.7 million of capital stock related to out-of-district mergers in 2008.

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

These specified percentage ranges and established rates are as follows:

		Percentages in Effect as of
	Specified	December 31,
	Percentage Ranges	2009

Outstanding member loans	4.5 to 6.0%	4.75%
Unused borrowing capacity	0.0 to 1.5%	0.75%
Outstanding residential mortgages previously sold to and held by the Bank	0.0 to 4.0%	4.0%

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

Effective May 1, 2009, the Board approved a change in the Acquired Member Asset (AMA) capital stock purchase requirement under the Capital Plan on MPF loans sold to and held by the Bank, increasing the requirement to 4.0%. This capital stock requirement was applied prospectively to loans funded under new MPF master commitments executed on or after May 1, 2009. The decision to increase the AMA requirement aligned the Bank more closely with other FHLBanks offering AMA programs and ensured that the portfolio is properly capitalized going forward.

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

On December 23, 2008, the Bank announced its decision to voluntarily suspend excess capital stock repurchases until further notice in an effort to preserve capital. This action followed the significant increase in the Bank’s RBC requirement in November 2008 due to deterioration in the market values of the Bank’s private label MBS. The Bank submitted a Capital Stabilization Plan (CSP) to the Finance Agency on February 27, 2009. As previously discussed, during 2009, many changes occurred in the economic environment affecting the Bank, which required an update of the CSP. On September 28, 2009, management submitted a revised CSP to the Finance Agency. See the Overview discussion in Item 1. Business in this 2009 Annual Report filed on from 10-K for further details. The Bank was in compliance with its risk-based, total and leverage capital requirements at December 31, 2009.

Dividends.  The amount of dividends the Board determines to pay out, if any, is affected by, among other factors, the level of retained earnings. Dividends may be paid in either capital stock or cash; the Bank has historically paid cash dividends only. On December 23, 2008, the Bank announced its decision to voluntarily suspend payment of dividends until further notice. Bank management and the Board, as well as the Finance Agency, believe that the level of retained earnings with respect to the total balance of AOCI should be considered in assessing the Bank’s ability to resume paying a dividend.

Risk-Based Capital (RBC)

The Bank became subject to the Finance Agency’s RBC regulations upon implementation of its capital plan on December 16, 2002. This regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operational risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	December 31,	December 31,	December 31,
(in millions)	2009	2008	2007

Permanent capital:
Capital stock(1)	$4,026.3	$3,986.4	$3,998.6
Retained earnings	389.0	170.5	296.3

Total permanent capital	$4,415.3	$4,156.9	$4,294.9

RBC requirement:
Credit risk capital	$943.7	$278.7	$240.8
Market risk capital	1,230.8	2,739.1	256.7
Operations risk capital	652.4	905.3	149.3

Total RBC requirement	$2,826.9	$3,923.1	$646.8

Note:

(1)	Capital stock includes mandatorily redeemable capital stock

The Bank held excess permanent capital over RBC requirements of $1.6 billion, $233.8 million and $3.6 billion at December 31, 2009, 2008 and 2007, respectively.

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. See the “Legislative and Regulatory Developments” discussion in this Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K for additional information regarding this Interim Final Regulation. On January 12, 2010, the Bank received final notification from the Finance Agency that it was considered adequately capitalized for the quarter ended September 30, 2009. In its determination, the Finance Agency expressed concerns regarding the Bank’s level of retained earnings, the quality of the Bank’s private label MBS portfolio and related AOCI and the Bank’s ability to maintain permanent capital above RBC requirements. As of the date of this filing, the Bank has not received notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2009.

Credit Risk Capital.  The Bank’s credit risk capital requirement is determined by adding together the credit risk capital charges computed for assets, off-balance sheet items, and derivative contracts based on the credit risk percentages assigned to each item as determined by the Finance Agency. In 2008, the credit risk capital component of the RBC requirement began to increase due to downgrades of private label MBS by the credit rating agencies. During 2009, the Bank’s portfolio of private label MBS experienced numerous downgrades. The credit risk capital component assigns materially higher percentages for private label MBS that are rated “CCC” and lower. These downgrades resulted in a significantly higher credit risk capital requirement as of December 31, 2009. For information on the credit ratings of the private label MBS, see the “Credit and Counterparty Risk – Investments”

discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

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

The increase in the market risk component of the risk-based capital requirement in 2008 was due primarily to widening mortgage credit spreads causing a significant decline in the fair value of the Bank’s private label MBS portfolio and the Bank’s market value of equity. The market risk component decreased significantly in 2009 as private label MBS credit spreads reverted to levels below year-end 2008 and the corresponding increase in the Bank’s market value of equity far exceeded the additional market value sensitivity to interest rates associated with lower expected prepayments and extension of mortgage assets.

Operations Risk Capital.  The Bank’s operational risk capital requirement is equal to 30 percent of the sum of its credit risk capital requirement and its market risk capital requirement, unless the Finance Agency were to approve a request for a percentage reduction by the Bank. As a result, this RBC requirement decreased as the decrease in the market risk capital component more than offset the increase in the credit risk capital component.

On February 8, 2010, the Finance Agency issued a proposed regulation authorizing the imposition of an additional temporary minimum capital requirement on an FHLBank. Factors that the Finance Agency may consider in imposing such a requirement include: (1) current or anticipated declines in the value of assets held by the FHLBank, the amounts of the FHLBank’s outstanding MBS and its ability to access liquidity and funding; (2) current or projected declines in the capital; (3) level of reserves or retained earnings; and (4) ratio of market value of equity to par value of capital stock. To the extent that the final rule results in an increase in the Bank’s capital requirements, the Bank’s ability to pay dividends, repurchase or redeem capital stock may be adversely impacted.

Capital and Leverage Ratios

In addition to the requirements for RBC, the Finance Agency has mandated maintenance of certain capital and leverage ratios. The Bank must maintain total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. To enhance overall returns, it has been the Bank’s practice to utilize leverage while maintaining compliance with statutory and regulatory limits.

	December 31,	December 31,
(dollars in millions)	2009	2008

Capital Ratio
Minimum capital (4.0% of total assets)	$2,611.6	$3,632.2
Actual capital (permanent capital plus loan loss reserves)	4,415.4	4,170.9
Total assets	65,290.9	90,805.9
Capital ratio (actual capital as a percent of total assets)	6.8%	4.6%
Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,264.5	$4,540.3
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	6,623.1	6,249.3
Leverage ratio (leverage capital as a percent of total assets)	10.1%	6.9%

Management reviews, on a routine basis, projections of capital leverage that incorporate anticipated changes in assets, liabilities, and capital stock levels as a tool to manage overall balance sheet leverage within the Board’s operating ranges. In connection with this review, when management believes that adjustments to the current member stock purchase requirements within the ranges established in the capital plan are warranted, a recommendation is presented for Board consideration. The member stock purchase requirements have been adjusted several times since the implementation of the capital plan in December 2002. As previously noted, the current percentages are 4.75%, 0.75% and 4.0% of member loans outstanding, unused borrowing capacity and AMA activity, respectively.

On November 10, 2008, the Bank first changed its excess capital stock repurchase practice, stating that the Bank would no longer make excess capital stock repurchases at a member’s request and noting that the previous practice of repurchasing excess capital stock from all members on a periodic basis was revised. Subsequently, as announced on December 23, 2008, the Bank suspended excess capital stock repurchases until further notice. At December 31, 2009 and December 31, 2008, excess capital stock totaled $1.2 billion and $479.7 million, respectively. The Bank’s prior practice was to promptly repurchase the excess capital stock of its members upon their request (except with respect to directors’ institutions during standard blackout periods). As long as it is not repurchasing excess capital stock, the Bank’s capital and leverage ratios may continue to increase outside of normal ranges as evidenced by the increases from December 31, 2008 to December 31, 2009. This may result in lower earnings per share and return on capital.

Critical Accounting Policies

The Bank’s consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded/disclosed at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When such information is not available, valuation adjustments are estimated in good faith by management, primarily through the use of internal cash flow and other financial modeling techniques. The policies below, along with the disclosures presented in the other financial statement notes and in this financial review, provide, among other things, information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

The most significant accounting policies followed by the Bank are presented in Note 2 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements.

Other-Than-Temporary Impairment Assessments for Investment Securities.  Effective January 1, 2009, the Bank adopted the amended OTTI guidance issued by the FASB. Among other things, the amended OTTI guidance revises the recognition and reporting requirements for OTTI of debt securities classified as available-for-sale and held-to-maturity.

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

The Bank evaluates outstanding available-for-sale and held-to-maturity securities in an unrealized loss position (i.e., impaired securities) for OTTI on at least a quarterly basis. In the case of its private label residential MBS, the Bank also considers prepayment speeds, the historical and projected performance of the underlying loans and the credit support provided by the subordinate securities. These evaluations are inherently subjective and consider a number of quantitative and qualitative factors. For its private label residential MBS, the Bank employs models or alternative procedures to determine the cash flows that it is likely to collect from all of its securities. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. A significant input to these models is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which are based upon an assessment of the various housing markets. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against likely losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment.

During the first quarter of 2009, the Finance Agency required the FHLBanks to develop and utilize FHLBank System-wide modeling assumptions for purposes of producing cash flow analyses used in the OTTI assessment for private label residential MBS. During the second quarter of 2009, the FHLBanks, enhanced the overall OTTI process by creating an OTTI Governance Committee. The OTTI Governance Committee provides a formal process by which the FHLBanks can provide input on and approve assumptions. The OTTI Governance Committee is responsible for reviewing and approving the key assumptions including interest rate and housing prices along with related modeling inputs and methodologies to be used to generate cash flow projections. The OTTI Governance Committee requires the FHLBanks to generate cash flow projections on a common platform. The Bank utilized the FHLBank of Indianapolis to generate cash flow projections on its private label residential MBS classified as prime and Alt-A (except for common CUSIPs, which are those held by two or more FHLBanks), the FHLBank of Chicago to generate cash flow projections on its private label residential MBS classified as subprime, and the FHLBank of San Francisco to generate cash flow projections on its common CUSIPs. The Bank performed its OTTI analysis on those securities that had monoline insurance in a manner consistent with other FHLBanks with similar instruments. For certain private label residential MBS where underlying loan level collateral data is not available, alternative procedures are used to assess these securities for OTTI, potentially including a cash flow test. Additionally, the OTTI Governance Committee requires the FHLBanks to perform OTTI analysis on sample securities to ensure that the OTTI analysis produces consistent results among the Banks. If the Bank determines that a commonly owned security is other-than-temporarily impaired, the FHLBanks that jointly own the common security are required to consult with each other to arrive at the same financial results.

In each quarter during 2009, the Bank reviewed the FHLBank System-wide assumptions used in the OTTI process. Based on the results of this review, the Bank deemed the FHLBank System-wide assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Bank’s conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

Fair Value Calculations and Methodologies.  The Bank carries certain assets and liabilities, including investments classified as available-for-sale and trading, and all derivatives on the Statement of Condition at fair value. The Bank also provides certain fair value based disclosures, including the methods and significant assumptions used to estimate those fair values. “Fair value” is the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (December 31, 2009 in this instance). If there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value. Determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. The determination of fair value by the Bank is made for the particular asset or liability and considers that the transaction occurs in the principal market by market participants.

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

These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings. With respect to those fair values that are based on valuation models, the Bank regularly validates the models used to generate the fair values. Such model validations are performed by third-party specialists and are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models.

The Bank’s methodology for estimating the fair value of MBS was developed by the MBS Pricing Governance Committee which was established by the FHLBank System to achieve consistent MBS prices across the FHLBank System. This methodology was adopted by the Bank during the quarter-ended September 30, 2009. The methodology has the Bank request prices for all MBS from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. In adopting this common methodology, each FHLBank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used. Prior to the adoption of the new pricing methodology, the Bank used a similar process that utilized three third-party vendors and similar variance thresholds. This change in pricing methodology did not have a significant impact on the Bank’s estimated fair values of its MBS.

The Bank categorizes financial instruments carried at fair value into a three-level hierarchy. The valuation hierarchy is based upon the transparency (the observability) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank’s own assumptions that it believes market participants would use. In general, the Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. However, as markets continue to remain illiquid, the Bank may utilize more unobservable inputs if they better reflect market value. With respect to the Bank’s private label MBS, the Bank concluded that overall, the inputs used to determine fair value are unobservable (i.e., Level 3). As noted above, the Bank uses third-party pricing services to determine fair value. The Bank does not receive the actual inputs used by each third-party due to the proprietary nature of the information, while the Bank has obtained a general understanding of the process and inputs used by the third parties. Therefore, the Bank has sufficient information to conclude Level 3 is appropriate based on its knowledge of the dislocation of the private label MBS market and the distribution of prices received from the four third-party pricing services which is generally wider than would be expected if observable inputs were used. The Bank has verified that the third-party pricing services do not use distressed sales to determine the fair value of its private label MBS.

During 2009, the Bank transferred private label residential MBS from held-to-maturity to available-for-sale with an amortized cost of $3.4 billion on the date an OTTI was recognized, indicating evidence of a decline in creditworthiness at December 31, 2009. As a result, the Bank carried a significant amount of assets at fair value on its Statement of Condition for which fair values are based on unobservable inputs. See Note 22 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data for further discussion.

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

The Bank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivative counterparties. The Bank evaluates the potential for the fair value of the derivative instruments to be impacted by changes in its own creditworthiness and the creditworthiness of the derivative counterparties after consideration of legally enforceable risk mitigation agreements. For example, the Bank requires collateral agreements on all nonmember derivative instrument contracts under which collateral must be posted against exposure over an unsecured threshold amount. In addition, the Bank has entered into master-netting and bilateral security agreements with all active derivative counterparties that provide for delivery of collateral (cash or securities) at specified levels tied to individual counterparty credit ratings as reported by the credit rating agencies. Due in part to the credit risk mitigation provided by the agreements noted above and the Bank’s continued AAA credit rating, the Bank has determined that the impact of credit risk on the fair value of derivatives is insignificant and no adjustments are necessary.

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

The Bank’s policy remains consistent with Finance Agency regulation, which is to use derivative instruments only to reduce the market risk exposures inherent in the otherwise unhedged asset and funding positions of the Bank. When doing so represents the most cost-efficient strategy and can be achieved while minimizing adverse earnings effects, management intends to continue utilizing derivative instruments as a means to reduce the Bank’s exposure to changes in market interest rates, as appropriate. See Notes 2 and 12 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data for further discussion.

Advances and Related Allowance for Credit Losses.  Advances represented 63.1% and 68.5% of total assets as of December 31, 2009 and 2008, respectively. The Statement of Condition presents advances, net of unearned commitment fees and discounts. Amortization of such fees and discounts is calculated using the interest method and is reflected as a component of interest income. Since its establishment in 1932, the Bank has never experienced a loan loss on advances. Further, management does not anticipate loan losses on any loans currently outstanding to members. The Bank is required by statute to obtain sufficient collateral on member loans to protect against losses and to accept as collateral on member loans only high quality investment securities, residential mortgage loans, deposits in the Bank, and other real estate-related and Community Financial Institution assets. The Bank continues to have rights to mortgage loans and/or securities as collateral on a member-by-member basis with an estimated net realizable value in excess of the outstanding loans of each individual borrower. Accordingly, there is no allowance for credit losses for advances.

Guarantees and Consolidated Obligations.  The Bank is jointly and severally liable for the payment of all the consolidated obligations of the entire FHLBank System. Accordingly, if one or more of the FHLBanks were unable to repay its direct participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of those obligations, as approved or directed by the Finance Agency. The Bank does not recognize a liability for its joint and several obligations related to consolidated obligations issued for other FHLBanks because the Bank considers the joint and several liability a related party guarantee that meets the scope exception under guarantor accounting. On its Statement of Condition, the Bank records a liability for consolidated obligations associated only with the proceeds it receives from the issuance of those consolidated obligations.

Accounting for Premiums and Discounts on Mortgage Loans and MBS.  Typically, the Bank purchases mortgage loans and MBS at amounts that are different than the contractual note amount. The difference between the purchase price and the contractual note amount establishes a premium or discount. The Bank also receives or incurs various mortgage related fees. Mortgage loans and MBS are reported on the Statement of Condition at their principal amount outstanding net of deferred loan fees and premiums or discounts. Bank policy requires the amortization or accretion of these purchased premiums or purchased discounts to interest income using the contractual method, which produces a constant effective yield over the contractual life, which represents the stated maturity. Management prefers the contractual method to maturity because the income effects of the amortization or accretion are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs. Also, this method tracks the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior. Premiums and discounts on MBS that are determined to be OTTI are not accounted for in accordance with this policy, but with the Bank’s accounting for OTTI investments above.

Allowance for Credit Losses on Banking on Business Loans.  The allowance for credit losses for the Banking on Business (BOB) program is based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. Probability of default is based on small business default statistics for the NRSROs as well as the SBA and trends in Gross Domestic Product. Refer to further discussion regarding the allowance for credit losses in Notes 2 and 11 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio.  The Bank bases the allowance for credit losses on management’s estimate of loan losses inherent in the Bank’s mortgage loan portfolio as of the balance sheet date taking into consideration, among other things, the Bank’s exposure within the first loss account. The Bank performs periodic reviews of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined based on historical default rates and/or loss percentages for similar loans in the MPF program, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Refer to further discussion regarding the allowance for credit losses in Notes 2 and 11 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K.

During the fourth quarter of 2009, the Bank changed the estimates used to determine the allowance for credit losses on mortgage loans purchased by the Bank. The Bank changed the loss severity rates which included: updated current market estimates, incorporated actual loss statistics, and incorporated amended collateral procedures. The impact of the change in estimate reduced the allowance by approximately $4.9 million.

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

The Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in the fourth quarter of 2008. The Bank has recorded the overpayment as a prepaid asset. The Bank has been instructed by the U.S. Treasury that it can utilize the overpayment to offset future REFCORP assessments over an indefinite period of time. If the Bank is unable to exhaust the overpayment at the time the FHLBank System has fully satisfied its REFCORP obligation, the U.S. Treasury will implement a procedure so that the Bank will be able to collect the remaining prepaid REFCORP assessment. Further discussion is provided in Note 18 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data.

The Bank did not implement any other material changes to its accounting policies or estimates for the year ended December 31, 2009.

Recently Issued Accounting Standards and Interpretations.  See Note 3 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Annual Report filed on Form 10-K for a discussion of recent accounting pronouncements that are relevant to the Bank’s businesses.

Legislative and Regulatory Developments

Finance Agency Guidance for Determining Other-Than-Temporary Impairment.  On April 28, 2009 and May 7, 2009, the Finance Agency provided the Bank and the other 11 FHLBanks with guidance regarding the process for determining OTTI with respect to non-agency residential MBS. The goal of the guidance is to promote consistency among all FHLBanks in making such determinations, based on the Finance Agency’s understanding that investors in the FHLBanks’ consolidated obligations can better understand and utilize the information in the FHLBanks’ combined financial reports if it is prepared on a consistent basis. In order to achieve this goal and move to a common analytical framework, and recognizing that several FHLBanks (including the Bank) intended to early adopt the OTTI accounting guidance, the Finance Agency guidance required all FHLBanks to early adopt the OTTI accounting guidance effective January 1, 2009 and, for purposes of making OTTI determinations, to use a consistent set of key modeling assumptions and specified third party models. For a discussion of the OTTI accounting guidance, see Critical Accounting Polices in this Item 7. Management’s Discussion and Analysis and Note 3 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, both in this 2009 Annual Report filed on Form 10-K.

For the first quarter of 2009, the Finance Agency guidance required that the FHLBank of San Francisco develop, in consultation with the other FHLBanks and the Finance Agency, FHLBank System-wide modeling assumptions to be used by all FHLBanks for purposes of producing cash flow analyses used in the OTTI assessment for non-agency residential MBS other than securities backed by subprime and home equity loans. The Bank reviewed these assumptions and agreed with them.

Beginning with the second quarter of 2009, the twelve FHLBanks formed an OTTI Governance Committee (the OTTI Committee) consisting of one representative from each FHLBank. The OTTI Committee has responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used by all FHLBanks in their OTTI assessment process. The OTTI Committee provides a more formal process by which the FHLBanks can provide input on and approve the assumptions, inputs and methodologies for the modeling assumptions. Based on its review, the Bank concurred with and adopted the FHLBank System-wide assumptions, inputs and methodologies that were approved by the OTTI Committee for use in the second, third and fourth quarter 2009 OTTI assessments.

In addition to using the FHLBank System-wide modeling assumptions, the Finance Agency guidance requires that each FHLBank conduct its OTTI analysis using two specified third party models, subject to certain limited exceptions.

For the year ended December 31, 2009, the Bank has completed its OTTI analysis in accordance with the Finance Agency Guidance and using the key modeling assumptions, inputs and methodologies approved by the Governance Committee. The Bank has contracted with the FHLBank of Indianapolis to perform cash flow projections for its residential private label MBS other than subprime private label MBS and has contracted with the

FHLBank of Chicago to perform cash flow projections for its subprime private label MBS. The Bank performed its OTTI analysis on those securities that had monoline insurance in a manner consistent with other FHLBanks with similar instruments. For additional information regarding the Bank’s OTTI analysis of its private label MBS portfolio, including detail on the key modeling assumptions, inputs and methodologies, see Critical Accounting Polices in this Item 7. Management’s Discussion and Analysis and Note 8 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, both in this 2009 Annual Report filed on Form 10-K.

Final Regulation on FHLBank Capital Classification and Critical Capital Level.  On August 4, 2009, the Finance Agency issued a final rule on capital classifications and critical capital levels for the FHLBanks (the Capital Rule) which became effective on that same day. The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the Finance Agency to determine on no less than a quarterly basis the capital classification of each FHLBank. Each FHLBank is required to notify the Director of the Finance Agency within 10 calendar days of any event or development that has caused or is likely to cause its permanent or total capital to fall below the level necessary to maintain its assigned capital classification. The following describes each capital classification and its related corrective action requirements, if any.

•	Adequately capitalized. An FHLBank is adequately capitalized if it has sufficient permanent and total capital to meet or exceed its risk-based and minimum capital requirements. FHLBanks that are adequately capitalized have no corrective action requirements.
•	Undercapitalized. An FHLBank is undercapitalized if it does not have sufficient permanent or total capital to meet one or more of its risk-based and minimum capital requirements, but such deficiency is not large enough to classify the FHLBank as significantly undercapitalized or critically undercapitalized. An FHLBank classified as undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the Director of the Finance Agency for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and not permit growth of its average total assets in any calendar quarter beyond the average total assets of the preceding quarter unless otherwise approved by the Director of the Finance Agency.
•	Significantly undercapitalized. An FHLBank is significantly undercapitalized if either (i) the amount of permanent or total capital held by the FHLBank is less than 75 percent of any one of its risk-based or minimum capital requirements, but such deficiency is not large enough to classify the FHLBank as critically undercapitalized or (ii) an undercapitalized FHLBank fails to submit or adhere to a Director-approved capital restoration plan in conformance with regulatory requirements. An FHLBank classified as significantly undercapitalized must submit a capital restoration plan that conforms with regulatory requirements to the Director of the Finance Agency for approval, execute the approved plan, suspend dividend payments and excess stock redemptions or repurchases, and is prohibited from paying a bonus to or increasing the compensation of its executive officers without prior approval of the Director of the Finance Agency.
•	Critically undercapitalized. An FHLBank is critically undercapitalized if either (i) the amount of total capital held by the FHLBank is less than two percent of the Bank’s total assets or (ii) a significantly undercapitalized FHLBank fails to submit or adhere to a Director-approved capital restoration plan in conformance with regulatory requirements. The Director of the Finance Agency may place an FHLBank in conservatorship or receivership. An FHLBank will be placed in mandatory receivership if (1) the assets of an FHLBank are less than its obligations during a 60-day period or (2) the FHLBank is not, and during a 60-day period has not, been paying its debts on a regular basis. Until such time the Finance Agency is appointed as conservator or receiver for a critically undercapitalized FHLBank, the FHLBank is subject to all mandatory restrictions and obligations applicable to a significantly undercapitalized FHLBank.

Each required capital restoration plan must be submitted within 15 business days following notice from the Director of the Finance Agency unless an extension is granted and is subject to the Director of the Finance Agency review and must set forth a plan to restore permanent and total capital levels to levels sufficient to fulfill its risk-based and minimum capital requirements.

The Director of the Finance Agency has discretion to add to or modify the corrective action requirements for each capital classification other than adequately capitalized if the Director of the Finance Agency determines that such action is necessary to ensure the safe and sound operation of the FHLBank and the FHLBank’s compliance with its risk-based and minimum capital requirements. Further, the Capital Rule provides the Director of the Finance Agency discretion to reclassify an FHLBank’s capital classification if the Director of the Finance Agency determines that:

•	the FHLBank is engaging in conduct that could result in the rapid depletion of permanent or total capital;
•	the value of collateral pledged to the FHLBank has decreased significantly;
•	the value of property subject to mortgages owned by the FHLBank has decreased significantly;
•	the FHLBank is in an unsafe and unsound condition following notice to the FHLBank and an informal hearing before the Director of the Finance Agency; or
•	the FHLBank is engaging in an unsafe and unsound practice because the FHLBank’s asset quality, management, earnings, or liquidity were found to be less than satisfactory during the most recent examination, and such deficiency has not been corrected.

If the Bank becomes classified into a capital classification other than adequately capitalized, the Bank may be adversely impacted by the corrective action requirements for that capital classification.

Final and Proposed Regulations on FHLBank Board of Director Elections and Director Eligibility.  This sub-section sets forth the final and proposed regulations issued by the Finance Agency during the period covered by this report on FHLBank director elections and director eligibility, each of which impacts, or if adopted would impact, the Bank’s corporate governance. The Bank’s corporate governance is described in Item 10. Directors, Executive Officers, and Corporate Governance.

Final Regulation on FHLBank Board of Director Elections and Director Eligibility.  On October 7, 2009, the Finance Agency issued a final regulation on FHLBank director elections and director eligibility, which became effective on November 6, 2009. The final regulation generally continues the prior rules governing elected director nominations, balloting, voting, and reporting of results but makes certain changes as well. Such changes include:

•	the addition of a requirement that each independent director nominee receive at least 20 percent of the votes eligible to be cast in the election, unless the FHLBank’s board of directors nominates more persons than there are independent directorships to be filled in the election;
•	provides that the Director of the Finance Agency will annually determine the size of the board for each FHLBank, with the designation of member directorships based on the number of shares of FHLBank stock required to be held by members in each state using the method of equal proportions;
•	requires each FHLBank’s board of directors to determine annually how many of its independent directors are to be designated public interest directors, subject to a minimum of at least two public interest directors;
•	provides that when an FHLBank’s board of directors fills a vacancy on the board, the institution at which the candidate serves as an officer or director must be a member of that FHLBank at the time the individual is elected by the board;
•	sets terms for each directorship commencing after January 1, 2009, at four years; and
•	modifies related conflict-of-interest rules to:

•	prohibit independent directors from serving as officers, employees, or directors of any member of the FHLBank on whose board the director serves, or of any recipient of advances from that FHLBank, consistent with HERA;
•	create a safe harbor for serving as an officer, employee, or director of a holding company that controls a member or a recipient of advances if the assets of the member or recipient of advances are less than 35 percent of the holding company’s assets;
•	attribute to independent directors any officer, employee, or director positions held by the director’s spouse;
•	remove the safe harbor for gifts of token value and for reasonable and customary entertainment;
•	permit officers, attorneys, employees, agents, the board, the Bank’s advisory council, and directors to support the candidacy of the board’s nominees for independent directorships; and
•	permit directors, officers, employees, attorneys, and agents, acting in their personal capacity, to support the nomination or election of candidates for member directorships.

Proposed Regulation on FHLBank Board of Director Elections and Director Eligibility.  On December 1, 2009, the Finance Agency issued a proposed regulation with a comment deadline of December 31, 2009 regarding the process by which successor directors are selected after an FHLBank directorship is re-designated to a new state prior to the end of its term as a result of the annual designation of FHLBank directorships. The current regulations deem the re-designation to create a vacancy on the board, which is filled by the remaining directors. The proposed amendment would deem the re-designation to cause the original directorship to terminate and a new directorship to be created, which would then be filled by an election of the members.

Final Regulation on FHLBank Membership for Community Development Financial Institutions (CDFIs).  On January 5, 2010, the Finance Agency issued a final regulation establishing the eligibility and procedural requirements allowing CDFIs to become FHLBank members, which became effective on February 4, 2010. CDFIs are private institutions that provide financial services dedicated to economic development and community revitalization in underserved markets. The newly eligible CDFIs include community development loan funds, venture capital funds, and state-chartered credit unions without federal deposit insurance. The Bank is unable to predict how many CDFIs eligible for membership in the Bank under the final regulation are interested in becoming a member of the Bank and so is unable to predict the impact of the final regulation on it.

Final Regulation on the Reporting of Fraudulent Financial Instruments and Loans.  On January 27, 2010, the Finance Agency issued a final regulation, which became effective February 26, 2010, requiring Fannie Mae, Freddie Mac, and the FHLBanks to report to the Finance Agency any such entity’s purchase or sale of fraudulent financial instruments or loans, or financial instruments or loans such entity suspects is possibly fraudulent. The regulation imposes requirements on the timeframe, format, document retention, and nondisclosure obligations for reporting fraud or possible fraud to the Finance Agency. The Bank is also required to establish and maintain adequate internal controls, policies and procedure and an operational training program to discover and report fraud or possible fraud. The adopting release provides that the regulation will apply to all of the Bank’s programs and products. Given such a scope, it potentially creates significant investigatory and reporting obligations for the Bank. The adopting release for the regulation provides that the Finance Agency will issue certain guidance specifying the investigatory and reporting obligations under the regulation. The Bank will be in a position to assess the significance of the reporting obligations once the Finance Agency has promulgated additional guidance with respect to specific requirements of the regulation.

Final and Proposed Regulations and Guidance on Compensation.  This sub-section sets forth the final and proposed regulations and guidance regarding compensation at the FHLBanks that the Finance Agency has issued during the period covered by this report.

Finance Agency Advisory Bulletin on Executive Compensation Principles.  On October 27, 2009, the Finance Agency issued an advisory bulletin establishing certain principles for executive compensation at the FHLBanks and the Office of Finance. These principles include that:

•	executive compensation must be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions;
•	executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock;
•	a significant percentage of executive incentive-based compensation should be tied to the Bank’s longer-term condition and performance and outcome-indicators; a significant percentage of executive incentive-based compensation that is linked to the Bank’s financial performance should be deferred and made contingent upon performance over several years; and
•	the board of directors should promote accountability and transparency in the process of setting compensation.

The Bank has updated its policies accordingly.

Proposed Regulation on Executive Compensation.  On June 5, 2009, the Finance Agency issued a proposed regulation with a comment deadline of August 4, 2009, regarding executive compensation for Fannie Mae, Freddie Mac, and the FHLBanks. If implemented as proposed, each FHLBank will be required to submit proposed compensation actions to the Finance Agency for prior review for certain executive positions. The Director of the Finance Agency will be required to prohibit FHLBanks from providing compensation that is not reasonable and comparable for the position based upon a review of relevant factors.

Regulation Regarding Golden Parachute Payments.  On January 29, 2009, the Finance Agency issued a final regulation regarding golden parachute payments effective on that same day. The regulation includes a list of factors the Director of the Finance Agency must consider in determining whether to prohibit or limit golden parachute payments. Such factors primarily relate to the relative culpability of the proposed recipient of the payment in such FHLBank’s becoming insolvent, entering into conservatorship or receivership, or being in a troubled condition. The Bank cannot predict what impact this regulation will have on it.

Proposed Regulation Regarding Golden Parachute and Indemnification Payments.  On June 29, 2009, the Finance Agency promulgated a proposed regulation with comment deadline of July 29, 2009, setting forth the standards that the Finance Agency shall take into consideration when limiting or prohibiting golden parachute and indemnification payments if adopted as proposed. The primary effects of this proposed regulation are to better conform existing Finance Agency regulations on golden parachutes with FDIC rules and to further refine limitations on golden parachute payments to further limit such payments made by Fannie Mae, Freddie Mac, or an FHLBank that are assigned certain less than satisfactory composite Finance Agency examination ratings. It is unclear what impact this proposed regulation may have on the Bank.

Proposed Regulation on FHLBank Director Compensation.  On October 23, 2009, the Finance Agency issued a proposed regulation on FHLBank directors’ compensation and expenses with a comment deadline of December 7, 2009. The proposed regulation would subject director compensation to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or the payment of expense that the Director of the Finance Agency determines are not reasonable. The Bank is unable to determine when a final regulation may be issued and what impact any final regulation may have on the Bank.

Proposed Regulation Regarding Temporary Increases in Minimum Capital Requirements.  On February 8, 2010 the Finance Agency issued a proposed regulation to implement a provision of the Housing Act that authorizes the Finance Agency to increase the minimum capital level for the Housing GSEs (Fannie Mae and Freddie Mac) and the FHLBanks. The proposed regulation sets forth: (1) the standards the Finance Agency would consider in imposing such a temporary increase in Fannie Mae’s, Freddie Mac’s or an FHLBank’s minimum capital requirements; (2) the standards for rescinding such an increase; and (3) a time frame for review of such an increase. Under the proposed regulation the Finance Agency would provide notice to an FHLBank of any temporary minimum capital increase 30 days in advance of the increase, unless the Agency determines an urgent condition exists that does not permit such notice. The factors the Finance Agency may consider in determining whether to impose a temporary increase in an FHLBank’s minimum capital requirement are: (1) current or anticipated declines in the value of assets held by the FHLBank, the amounts of the FHLBank’s outstanding MBS and its ability to access liquidity and funding; (2) credit, market operational and other risks, especially where a depreciation on the value of the FHLBank’s capital or assets or decline in liquidity or an increase in risks is foreseeable and consequential; (3) current or projected declines in the capital held by an FHLBank; (4) the FHLBank’s status in regard to compliance with regulations, written orders or agreements; (5) unsafe and unsound operations, practices or circumstances; (6) housing market conditions; (7) level of reserves or retained earnings; (8) initiatives, operations, products or practices that entail heightened risk; (9) ratio of market value of equity to par value of capital stock; and (10) other conditions determined by the Finance Agency Director and communicated to an FHLBank in writing. To the extent that the final rule results in an increase in the Bank’s capital requirements, the Bank’s ability to pay dividends and repurchase or redeem capital stock may be adversely impacted.

Proposed Regulation on Community Development Loans by Community Financial Institutions (CFIs) and Secured Lending by FHLBanks to Members and Their Affiliates.  On February 23, 2010, the Finance Agency issued a proposed regulation with a comment deadline of April 26, 2010 that would:

•	permit CFIs to secure advances from FHLBanks with community development loans (the Pledge Provision); and
•	deem all secured extensions of credit by an FHLBank to a member of any FHLBank to be an advance subject to applicable Finance Agency regulations on advances (the Deeming Provision).

The Bank is unable to predict what impact the Pledge Provision may have on it if adopted. The Deeming Provision may effectively eliminate the ability of the Bank to enter into repurchase agreements since many of the repurchase agreement market participants (for example, the Primary Government Securities dealers) have an affiliate that is a member of an FHLBank. Additionally, if adopted, the Deeming Provision may also limit the ability of the Bank to engage in derivatives transactions (which require the posting of collateral) with entities that are affiliates of any member of any FHLBank. This could result in a substantial reduction in the number of derivatives counterparties available to the Bank.

Proposed Regulation Regarding Restructuring the Office of Finance.  On August 4, 2009, the Finance Agency issued a proposed regulation regarding the restructuring of the board of directors of the Office of Finance with a comment deadline of November 4, 2009. The Office of Finance is governed by a board of directors, the composition and functions of which are determined by regulations of the Finance Agency. The proposed regulation would reconstitute the Office of Finance’s board of directors by comprising it with the 12 FHLBank presidents and three to five independent directors that satisfy certain qualifications. Additionally, the Office of Finance’s audit committee would be charged with oversight of greater consistency in accounting policies and procedures among the FHLBanks which the Finance Agency has stated is intended to enhance the value of the combined financial reports of the Office of Finance. The Bank is unable to predict when a final regulation may be promulgated and what impact any final regulation may have on the Bank.

Proposed Regulation on Minority and Women Inclusion.  On January 11, 2010, the Finance Agency issued a proposed regulation that would require each FHLBank and the OF to:

•	establish and maintain an office of minority and women inclusion or designate an office to perform the responsibilities of the new regulation;
•	provide the new office or designated office with sufficient human, technological and financial resources to comply with the rule;
•	publish annually a statement endorsed by the chief executive officer and approved by the board of directors confirming its commitment to the principles of equal opportunity in employment and in contracting regardless of race, color, national origin, sex, religion, age, disability status or genetic information;
•	establish and maintain certain policies and procedures to ensure, to the maximum extent possible, the inclusion and utilization of minorities, women and individuals with disabilities in all business and activities at all levels based on certain minimum requirements that would impact internal complaints of discrimination, external contracting, accommodations for individuals, and nominating or soliciting nominees for directorships;
•	establish certain outreach programs in contracting, including the requirement that diversity is considered in contracting; and
•	adhere to certain periodic reporting requirements pertaining to the rule.

Federal Reserve Board GSE Debt and MBS Purchase Initiatives.  On November 25, 2008, the Federal Reserve announced an initiative for FRBNY to purchase up to $100 billion of the debt of Freddie Mac, Fannie Mae, and the FHLBanks. On March 18, 2009, the Federal Reserve committed to purchase up to an additional $100 billion of such debt. On November 4, 2009, the Federal Reserve announced that it will cease purchasing such debt when the aggregated purchases reach $175 billion. Through December 31, 2009, the FRBNY purchased approximately $160 billion of such term debt, of which approximately $34.4 billion was FHLBank term debt. These purchases have had a positive effect on the Bank’s funding costs and the cessation of these purchases may adversely impact the Bank’s funding costs, however, the Bank’s funding costs are impacted by a variety of factors, including FHLBank demand for funds and investor preferences that vary from time to time. Accordingly, the Bank cannot predict what impact this regulation will have on it. On November 25, 2008 the Federal Reserve also announced a program to purchase up to $500 billion in MBS backed by Fannie Mae, Freddie Mac and Ginnie Mae to reduce the cost and increase the availability of credit for the purchase of homes. On March 18, 2009, the Federal Reserve committed to purchase up to an additional $750 billion of such MBS increasing the total purchase authority to $1.25 trillion since inception of the program. Through December 31, 2009, the FRBNY purchased approximately $1.1 trillion in GSE MBS, including approximately $389 billion in purchases related to dollar rolls which provide holders of MBS with a form of short-term financing, similar to repurchase agreements. This program, initiated to drive mortgage rates lower, make housing more affordable, and help stabilize home prices, may lead to continued artificially low agency-mortgage pricing. Comparative MPF Program price execution, which is a function of the FHLBank debt issuance costs, may not be competitive as a result. MPF price execution, which is a function of the FHLBank debt issuance costs, has been less competitive to date and resulted in weakened member demand for MPF products throughout 2009 and into 2010.

Federal Reserve Board Amendment to Regulation D Concerning Interest on Excess Balances.  On May 29, 2009, the Federal Reserve published a final rule amending Regulation D, effective July 2, 2009. The new rule amends the interim final rule published by the Federal Reserve on October 9, 2008, which deemed any excess balance held by a pass-through correspondent in the correspondent’s account, when the correspondent was not itself an eligible institution, to be held on behalf of the pass-through correspondent’s respondents. Further, the interim final rule permitted, but did not require, pass-through correspondents to pass back to their respondents the interest paid on balances held on behalf of respondents. Accordingly, the Bank had been earning interest at the targeted Federal funds rate on all excess balances deposited with the Federal Reserve Bank of Cleveland. Under the new final rule, any excess balance in the account of a correspondent that is not an eligible institution will be attributable to the correspondent, and no earnings will be paid on the excess balance in that account. As a result, since July 2, 2009, the Bank has reduced its excess interest-bearing balances held at the Federal Reserve Bank of Cleveland. The Bank has since invested its excess balances in alternative investments providing a lower effective yield.

Federal Reserve Board Proposal to Create a Term Deposit Program.  On December 28, 2009, the Federal Reserve announced a proposal to offer a term deposit program for certain eligible FRB member institutions. The FHLBanks are not eligible to participate in this program. The program would enable such eligible institutions to: (1) deposit funds with the FRB outside of the Federal Reserve program; (2) earn interest on the funds; and (3) pledge such deposits as collateral for loans from the FRB.

FDIC Regulation on Deposit Insurance Assessments.  On February 27, 2009, the FDIC issued a final regulation on increases in deposit insurance premium assessments to restore the Deposit Insurance Fund. The final regulation was effective April 1, 2009. The assessments adopted by the FDIC are higher for institutions that use secured liabilities in excess of 25 percent of deposits. Secured liabilities are defined to include FHLBank advances. The rule may tend to decrease demand for advances from Bank members affected by the rule due to the increase in the effective all-in cost from the increased premium assessments.

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

Money Market Fund Reform.  On February 23, 2010, the SEC published a final rule on money market fund reform. One of the reforms in the rule is the imposition of new liquidity requirements on money market funds. FHLBank debt obligations with remaining maturities of 60 days or less are considered liquid assets for purposes of meeting the new liquidity requirement. The final rule also contains new provisions that may impact short bullet and floater issuance and the demand for money market funds. The OF and the FHLBanks are currently assessing the impact of these additional provisions.

Helping Families Save Their Homes Act of 2009 and Other Mortgage Modification Legislation.  On May 20, 2009, the Helping Families Save Their Home Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to support the Federal deposit insurance system. One provision in the act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans. At this time it is uncertain what effect the provisions regarding loan modifications will have on the value of the Bank’s mortgage asset portfolio, the mortgage loan collateral pledged by members to secure their advances from the Bank or the value of the Bank’s MBS. As mortgage servicers modify mortgages under the various government incentive programs and otherwise, the value of the Bank’s MBS and mortgage loans held for investment and mortgage assets pledged as collateral for member advances may be reduced. At this point, legislation to allow bankruptcy cramdowns on mortgages secured by owner-occupied homes (referred to as cramdown legislation) has been defeated in the U.S. Senate; however, similar legislation could be re-introduced. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings could become material. The previously proposed legislation permitted a bankruptcy judge, in specified circumstances, to reduce the mortgage amount to today’s market value of the property, reduce the interest rate paid by the debtor, and/or extend the repayment period. In the event that this legislation would again be proposed, passed and applied to existing mortgage debt (including residential MBS), the Bank could face increased risk of credit losses on its private label MBS that include bankruptcy carve-out provisions and allocate bankruptcy losses over a specified dollar amount on a pro-rata basis across all classes of a security. As of December 31, 2009, the Bank has 69 private label MBS with a par value of $3.8 billion that include bankruptcy carve-out language that could be affected by cramdown legislation. The effect on the Bank will depend on the actual version of the legislation that would be passed (if any) and whether mortgages held by the Bank, either within the MPF Program or as collateral for MBS held by the Bank, would be subject to bankruptcy proceedings under the new legislation. Other Bankruptcy Reform Act Amendments also continue to be discussed.

Wall Street Reform and Consumer Protection Act.  On December 11, 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act (the Reform Act), which, if passed by the U.S. Senate and signed into law by the president, would, among other things: (1) create a consumer financial protection agency; (2) create an inter-agency oversight council that will identify and regulate systemically important financial institutions; (3) regulate the over-the-counter derivatives market; (4) reform the credit rating agencies; (5) provide shareholders with an advisory vote on the compensation practices of the entity in which they invest including for executive compensation and golden parachutes; and (6) create a federal insurance office that will monitor the insurance industry. Depending on whether the Reform Act, or similar legislation, is signed into law and on the final content of any such legislation, the Bank’s business, operations, funding costs, rights, obligations, and/or the manner in which the Bank carries out its housing-finance mission may be impacted. For example, regulations on the over-the-counter derivatives market that may be issued under the Reform Act could adversely impact the Bank’s ability to hedge its interest-rate risk exposure from advances, achieve the Bank’s risk management objectives, and act as an intermediary between its members and counterparties. However, the Bank cannot predict whether any such legislation will be enacted and what the content of any such legislation or regulations issued under any such legislation would be. Therefore, the Bank cannot predict what impact the Reform Act or similar legislation may have on the Bank.

Other Financial Regulatory Reform.  In January 2010, the U.S. Treasury and President Obama, announced two proposals affecting financial institutions, including banking institutions. The first proposal is the imposition of a 15 basis point financial responsibility fee that financial firms with assets of greater than $50 billion would pay on their covered liabilities. In the event that covered liabilities are defined to include FHLBank advances to members the fee could impact member borrowing by affected firms. The second proposal would require the largest financial firms to separate their investment banking and proprietary trading from their commercial banking activities. Previously, on June 17, 2009, President Obama issued a proposal to improve the effectiveness of the federal regulatory structure that would, among other things, cause a restructuring of the current bank regulatory system. One provision of the plan would require the U.S. Treasury and the Department of Housing and Urban Development to analyze the future of the FHLBanks, along with Fannie Mae and Freddie Mac with a goal of developing such recommendations in time for the 2011 U.S. fiscal budget. Recent reports in 2010 indicate that GSE reform, including the FHLBanks may be part of larger comprehensive legislation regarding the nation’s housing finance system. The Bank is unable to predict what versions of such legislation will ultimately be passed and therefore is unable to predict the impact of such legislation on the Bank or its members’ activity with the Bank.

U.S. Treasury’s Financial Stability Plan.  On March 23, 2009, in accordance with the U.S. Treasury’s announced Financial Stability Plan’s initiative to purchase illiquid assets, the U.S. Treasury announced the Public-Private Investment Program (PPIP), which is a program designed to attract private investors to purchase certain real estate loans and illiquid MBS (originally AAA-rated) owned by financial institutions using up to $100 billion in TARP capital funds. These funds could be levered with debt funding also provided by the U.S. Treasury to expand the capacity of the program. On July 8, 2009, the U.S. Treasury announced that it had selected the initial nine PPIP fund managers to purchase legacy securities including commercial and residential MBS originally issued prior to 2009 that were originally rated AAA by two or more NRSROs. On September 30, 2009, the U.S. Treasury announced the initial closings of two Public Private Investment Funds (PPIFs) established under PPIP to purchase legacy securities. The PPIP’s activities in purchasing such residential MBS could affect the values of residential MBS. Since its selection of the initial PPIP fund managers in 2009, as of December 31, 2009 the PPIP funds have drawn-down approximately $4.3 billion of total capital which has been invested in eligible assets and cash equivalents pending investment. The total market value of non-agency residential MBS and commercial MBS held by all PPIFs was approximately $3.4 billion. In addition, in 2010 the FDIC is entering the market with guaranteed structured notes backed by commercial MBS, residential MBS and other ABS that the banking regulator has acquired from various failed depository institutions.

Risk Management

Housing and financial markets have been in tremendous turmoil since the middle of 2007, with repercussions throughout the U.S. and global economies, including a recent recession within the U.S. economy. Limited liquidity in the credit markets, increasing mortgage delinquencies and foreclosures, falling real estate values, the collapse of the secondary market for MBS, loss of investor confidence, a highly volatile stock market, interest rate fluctuations, and the failure of a number of large and small financial institutions are all indicators of the severe economic crisis facing the U.S. and the rest of the world. These economic conditions, particularly in the housing and financial markets, combined with ongoing uncertainty about the depth and duration of the financial crisis and the recession, continued to affect the Bank’s business and results of operations, as well as its members, in 2009 and may continue to have some adverse effects into 2010.

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

The Bank is heavily dependent on the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. The Bank’s member collateral policies, practices and secured status are discussed in more detail below as well as in Item 1. Business in this 2009 Annual Report filed on Form 10-K. Additionally, the Bank has outstanding credit exposures related to the MPF Program and investments in private label MBS, which are affected by the continuing mortgage market deterioration. All of these risk exposures are continually monitored and are discussed in more detail in the following sections.

For further information regarding the financial and residential markets in 2009, see the “Current Financial and Mortgage Markets and Trends” discussion in the Overview section of this Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative hedging instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in this 2009 Annual Report filed on Form 10-K.

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

As a key part of this risk governance framework, the Bank’s Board has adopted a Member Products Policy and a Risk Governance Policy, which are reviewed regularly and re-approved at least annually. The Member Products Policy, which applies to products offered to members and housing associates, addresses the credit risk of secured credit by establishing credit underwriting criteria, appropriate collateralization levels and collateral valuation methodologies. The Risk Governance Policy establishes risk limits for the Bank in accordance with the risk profile established by the Board, Finance Agency regulations, and other applicable guidelines in connection with the Bank’s capital plan and overall risk management framework. The magnitude of the risk limits reflects the Bank’s risk appetite given the market environment, the business strategy and the financial resources available to absorb potential losses. In connection with the completion of various market risk analyses undertaken by management during 2008, the Risk Governance Policy was amended effective September 26, 2008, to reflect adjustments to the Board-approved risk appetite. These adjustments were focused on emphasizing a greater balance between enhancing the value of capital stock and generating earnings. All breaches of any risk limits are reported in a timely manner to the Board and senior management and the affected business unit must take appropriate action to reduce affected positions.

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

The Bank is focused on enhancing its risk management practices and infrastructure. This includes addressing the following: (1) risk governance; (2) risk appetite; (3) risk measurement and assessment; (4) risk reporting and communication; and (5) top risks and emerging risks. First, improvements to the Bank’s policies and committee structures will provide better governance over the risk management process. Second, the Bank is revising its risk appetite, integrating it with the strategic plan and reinforcing it through management incentives. Third, all existing and potential risk measures are being reviewed to enhance market, credit, operating and business risk metrics and identify key risk indicators in each risk area. Fourth, the Bank is developing an enhanced risk reporting system which will strengthen management and Board oversight of risk and provide a clear understanding of risk issues facing the Bank. Lastly, management and the Board are actively engaged in surveying and assessing top risks and emerging risks. Top risks are existing, material risks the Bank faces; these are periodically reviewed and reconsidered to determine appropriate management attention and focus. Emerging risks are those risks that are new or evolving forms of existing risks; once identified, potential action plans are considered based on probability and severity. A strong risk management process serves as a base for building member value in the cooperative.

In order to provide effective oversight for risk management strategies, policies and action plans, the Bank has created a formal review and reporting structure through three risk management committees. The Risk Management Committee is responsible for overall risk management, operating risks, business risks and the Bank-wide risk self-assessment. The Asset/Liability Committee (ALCO) focuses on financial management issues and is responsible for planning, organizing, developing, directing and executing the market and liquidity risk management process within Board-approved parameters. The Credit Risk Committee oversees the Bank’s credit policies, procedures, positions and underwriting standards as well as decisions relating to collateral, the extension or denial of credit, the recording of OTTI and the adequacy of the allowance for credit losses. Each of these three committees has established various subcommittees to address certain key responsibilities. These risk management committees and/or their respective charters may change from time to time based on new business or regulatory requirements.

Subprime and Nontraditional Loan Exposure.  In October 2009, the Board approved various policy revisions, which were effective immediately, pertaining to subprime and nontraditional loan exposure. These revisions included establishment of a Bank-wide limit on these types of exposures and affected existing policies related to collateral, MBS investments and the MPF Program mortgage loan portfolio.

First, the definitions of subprime and nontraditional residential mortgage loans and MBS were updated to be consistent with Federal Financial Institutions Examination Council (FFIEC) and Finance Agency Guidance. Second, the overall risk limits were established for exposure to subprime and nontraditional exposure. Currently, subprime exposure limits are essentially established at zero. With respect to nontraditional exposure, the Bank has established overall limits and portfolio sublimits. The overall risk limit for nontraditional exposure is 25%, that is, the total overall nontraditional exposure cannot exceed 25% of the sum of the collateral pool plus MBS investments plus MPF mortgage loans. The collateral sublimit has been set at 20%, the MBS investment sublimit at 10% and the MPF mortgage loan sublimit at 5%. The MBS investment sublimit of 10% excludes legacy private label MBS and any securities issued, guaranteed or fully insured by Ginnie Mae. Third, an enhanced reporting process has been established to aggregate the volume of subprime and nontraditional loans and MBS investments. Lastly, with respect to collateral, all members are required to identify subprime and nontraditional loans and MBS and provide periodic certification that they comply with the FFIEC guidance.

Capital Adequacy and the Alternative Risk Profile.  The Bank’s overarching capital adequacy metric is the Projected Capital Stock Price (PCSP). The PCSP begins by determining the market value of capital stock as of the measurement date. The PCSP is calculated using risk components for interest rates, spread, credit, operating and accounting risk. The sum of these components represents an estimate of projected capital stock price variability and is used in evaluating the adequacy of retained earnings and developing dividend payout recommendations to the Board. The Board has established a PCSP floor of 85% and a target of 95%. Management strives to manage the overall risk profile of the Bank in a manner that attempts to preserve the PCSP at or near the target ratio of 95%. The difference between the actual PCSP and the floor or target, if any, represents a range of additional retained earnings that, in the absence of a reduction in the aforementioned risk components, would need to be accumulated over time to restore the PCSP and retained earnings to an adequate level. Throughout 2009 and at December 31, 2009, the Bank was out of compliance with the capital adequacy policy metric. The Bank made no dividend payments during 2009, which conserved retained earnings.

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

	Projected Capital Stock Price (PCSP)
		Alternative Risk
	Actual	Profile	Floor	Target

December 31, 2009	34.1%	68.4%	85%	95%

September 30, 2009	25.5%	67.8%	85%	95%

June 30, 2009	21.2%	71.6%	85%	95%

March 31, 2009	11.6%	73.2%	85%	95%

December 31, 2008	9.9%	74.2%	85%	95%

Actual PCSP is impacted by increases in private label MBS pricing. Conversely, in the Alternative Risk Profile, private label MBS pricing is converted to acquisition spreads eliminating some of the price volatility. Declines in the market value of equity due to private label MBS credit spread widening in the fourth quarter of 2008 reduced the current capital stock price from which the PCSP is projected and significantly increased the differential between the Actual and Alternative Risk Profile calculations. The current capital stock price increased during each quarter of 2009 mainly as a result of narrowing private label MBS spreads while credit rating downgrades on certain private label MBS significantly increased the credit risk component of the measure. Actual PCSP levels improved at each quarter in 2009 as increases in the current capital stock price were only partially offset by the higher credit risk component levels. The current capital stock price in the Alternate Risk Profile increased during each quarter of 2009 but to a lesser degree than the Actual Risk Profile. More than offsetting these increases, including the impact of the methodology change noted above, were the credit rating downgrades on certain private label MBS, which caused the PCSP in the Alternative Risk Profile to decrease in each of the first three quarters of 2009. The impact from additional credit rating downgrades on private label MBS in the fourth quarter was less than previous quarters, and as a result, the PCSP in the Alternative Risk Profile improved slightly.

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

Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk and options risk. The Bank invests in mortgage assets, such as MPF Program mortgage loans and MBS, which together represent the primary source of option risk. As of December 31, 2009, mortgage assets totaled 21.7% of the Bank’s balance sheet. Management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges on a monthly basis to assess the need for rebalancing strategies. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

Earnings-at-Risk.  On March 27, 2009, the Board approved an earnings-at-risk framework for certain mark-to-market positions, including economic hedges. This framework established a forward-looking, scenario-based exposure limit based on parallel rate shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. An earnings-at-risk policy based on the approved framework was implemented effective April 1, 2009. In the fourth quarter of 2009, the rate shocks used to measure Earnings-at-Risk were expanded to include a flattening and steepening scenario.

The Board established an initial daily exposure limit of $2.5 million. The Asset/Liability Committee (ALCO) has implemented a more restrictive daily exposure operating guideline of $1.5 million. Throughout the second, third and fourth quarters of 2009, the daily forward-looking exposure was below the operating guidelines of $1.5 million and at December 31, 2009 measured $712 thousand. The Bank’s Capital Markets and Corporate Risk Management departments also monitor actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

Derivatives and Hedging Activities.  The Bank functions as a financial intermediary by channeling funds provided by investors in its consolidated obligations to member institutions. During the course of a business day, members may obtain loans through a variety of product types that include features such as variable- and fixed-rate coupons, overnight to 30-year maturities, and bullet or amortizing redemption schedules. The Bank funds loans primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligations and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies. The intermediation of the timing, structure, and amount of Bank members’ credit needs with the investment requirements of the Bank’s creditors is made possible by the extensive use of interest rate exchange agreements. The Bank’s general practice is to simultaneously execute interest rate exchange agreements when extending term and option-embedded advances and/or issuing liabilities in order to convert the instruments’ cash flows to a floating-rate that is indexed to LIBOR. By doing so, the Bank strives to reduce its interest rate risk exposure and preserve the value of, and attempts to earn more stable returns on, its members’ capital investment.

In the normal course of business, the Bank also acquires assets with structural characteristics that reduce the Bank’s ability to enter into interest rate exchange agreements having mirror image terms. These assets can include small fixed-rate, fixed-term loans and small fixed schedule amortizing loans. These assets may require the Bank to employ risk management strategies in which the Bank hedges the aggregated risks. The Bank may use fixed-rate, callable or non-callable debt or interest rate exchange agreements to manage these aggregated risks.

The use of interest rate swaps, swaptions, and/or interest rate cap and floor agreements (collectively known as derivatives) is integral to the Bank’s financial management strategy, and the impact of these derivatives permeates the Bank’s financial statements. Management has put in place a risk management framework that outlines the permitted uses of these instruments which adjust the effective maturity, repricing frequency or option characteristics of various financial instruments to achieve the Bank’s risk and earnings objectives. All derivatives utilized by the Bank hedge identifiable risks and none are used for speculative purposes. The Bank uses derivatives in several ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; (2) by acting as an intermediary between its members and swap counterparties; or (3) in asset/liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (advances, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of advances, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to hedge mismatches of interest rates between assets and liabilities, the Bank also uses derivatives as follows: (1) to hedge embedded options in assets and liabilities; (2) to hedge the market value of existing assets and liabilities and anticipated transactions; (3) to hedge the duration risk of prepayable instruments; and (4) to exactly offset other derivatives executed with members (where the Bank serves as an intermediary). See Note 12 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K for additional information regarding the Bank’s derivative and hedging activities.

The following table categorizes and summarizes the notional amounts and estimated fair value gains and losses of the Bank’s derivative instruments, excluding accrued interest, and related hedged items by product and type of accounting treatment under derivative accounting as of December 31, 2009 and 2008. For those hedge strategies that do not qualify for hedge accounting, the derivative is still marked-to-market; however, there is no symmetrical mark-to-market offset available on the hedged item.

	December 31, 2009		December 31, 2008
	Notional	Estimated	Notional	Estimated
(in millions)	Principal	Gain/(Loss)	Principal	Gain/(Loss)

Qualifying for Hedge Accounting:
Advances	$24,175.3	$(1,402.0)	$33,714.0	$(2,533.2)
Advance commitments	8.0	0.2	—	—
Consolidated obligations bonds	27,152.6	263.0	24,099.3	774.5

Subtotal — qualifying for hedge accounting	51,335.9	(1,138.8)	57,813.3	(1,758.7)

Not Qualifying for Hedge Accounting:
Advances	34.0	(1.3)	51.0	(3.3)
Investments	1,428.8	8.4	—	—
Mortgage loans	225.0	0.1	225.0	3.3
Consolidated obligations	—	—	500.0	(2.0)
Intermediary transactions	—	—	2.9	—
Mortgage delivery commitments	3.4	—	31.2	0.4

Subtotal — not qualifying for hedge accounting	1,691.2	7.2	810.1	(1.6)

Total derivatives, excluding accrued interest	$53,027.1	$(1,131.6)	$58,623.4	$(1,760.3)

Accrued interest		21.0		11.3
Cash collateral held by counterparties and related accrued interest		494.7		1,432.7
Cash collateral held from counterparties and related accrued interest		—		(9.8)

Net derivative balances		(615.9)		$(326.1)

Net derivative asset balances		$7.6		$28.9
Net derivative liability balances		(623.5)		(355.0)

Net derivative value balances		$(615.9)		$(326.1)

The notional value of the Bank’s derivative portfolio decreased by $5.6 billion from December 31, 2008 to December 31, 2009. Over the same time period, the net derivative fair market value balance increased $628.7 million due to the absolute changes in interest rates and the relative spreads between interest rates. The Bank uses interest rate swaps extensively to hedge its exposure to interest rate risk. As a result, the Bank converts a fixed-rate asset or liability to a floating-rate, which may qualify for fair value hedge accounting treatment. As interest rates fluctuate, the fair value of the interest rate swap may fluctuate accordingly. With fair value hedge accounting, there are offsetting changes to fair value to the extent the hedge is determined to be effective. Therefore, changes in the net derivative asset and liability balances above involved in hedging relationships that qualify for hedge accounting are generally offset with fair value gains and losses included in the basis of the associated hedged asset or liability. See Notes 2 and 12 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K for additional information.

The overall goal of the Bank’s market and interest rate risk management strategy is not necessarily to eliminate the risk, but to manage it by setting and operating within appropriate limits, while preserving the financial strength of the Bank. The Bank’s general approach toward managing the risk is to acquire and maintain a portfolio of assets, liabilities and hedges, which taken together, limit the Bank’s expected risk exposure. ALCO regularly monitors the Bank’s market risk and earnings sensitivity to interest rate changes. Multiple methodologies and analyses are used to calculate the Bank’s potential exposure to these changes. These methodologies may include duration and convexity under assumed parallel and non-parallel changes in interest rates, market value of equity volatility, key rate durations and other similar measurement tools. Interest rate exposure is managed by the use of appropriate funding instruments and by employing hedging strategies. The Bank’s market risk limits and measurement are described more fully below.

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

In recognition of the importance of the accuracy and reliability of the valuation of financial instruments, management engages in an ongoing internal review of model valuations for various instruments. In previous years, this review was limited to derivatives. In 2008, the review was extended to include external prices and additional financial instruments. These valuations are evaluated on a quarterly basis to confirm the reasonableness of the valuations. The Bank regularly validates the models used to generate fair values. Such model validations are performed by third-party specialists and are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group independent of the business unit conducting the transactions. The verification and validation procedures depend on the nature of the instrument and valuation methodology being reviewed and may include comparisons with observed trades or other sources and independent verification of key model inputs. Results of the quarterly verification process, as well as any changes in valuation methodologies, are reported to ALCO, which is responsible for reviewing and approving the approaches used in the valuation to ensure that they are well controlled and effective, and result in reasonable fair values.

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

The Bank’s asset/liability management policy approved by the Board calls for duration of equity to be maintained within a + 4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of + 200 basis points is + 7 years. Management analyzes the duration of equity exposure against this policy limit on a daily basis. Management continually evaluated its market risk management strategies throughout 2008 and 2009. In March 2008, management determined that strict compliance with the actual duration of equity limit under the current severe market conditions would not be prudent. In November 2008 and in connection with the Alternative Risk Profile discussed above, management requested and was approved to use the alternate calculation of duration of equity for the calculation and monitoring of duration of equity through December 31, 2009. In connection with the third quarter changes to the alternative calculation noted above, the Board subsequently approved the use of the Alternative Risk Profile calculation to be extended through December 31, 2010. The Board did not adjust actual market risk limits calculations.

The following table presents the Bank’s duration of equity exposure in accordance with the actual and Alternative Risk Profile duration of equity calculation by quarter.

	Base	Up 100	Up 200
(in years)	Case	basis points	basis points

Alternative duration of equity

December 31, 2009	1.1	2.4	2.9

September 30, 2009	0.2	2.2	2.8

June 30, 2009	2.3	3.2	3.3

March 31, 2009	(2.7)	0.2	1.1

December 31, 2008	(0.1)	1.5	1.7

Actual duration of equity

December 31, 2009	11.6	7.5	4.7

September 30, 2009	15.3	10.5	6.2

June 30, 2009	22.1	11.7	6.2

March 31, 2009	13.9	2.2	(2.2)

December 31, 2008	26.8	10.9	0.6

Note:	Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

Subsequent to the previously discussed adoption of the alternative duration of equity calculation in November 2008, private label MBS spreads continued to widen significantly causing a substantial decline in the market value of equity and a substantial increase in the actual duration of equity levels as of December 31, 2008. The Bank’s low market value of equity in the fourth quarter 2008 had the effect of amplifying the volatility of the actual reported duration of equity metric. Therefore, the Bank was substantially out of compliance with the actual reported duration of equity as of December 31, 2008 and through the fourth quarter of 2009. However, under the Alternative Risk Profile, the Bank was in compliance with the duration of equity policy metric for all periods presented.

During the first quarter of 2009, the decrease in the alternate base case duration of equity of 2.6 years from December 31, 2008 to March 31, 2009 was primarily due to narrower agency mortgage spreads and issuance of fixed-rate debt. Increases in the alternate duration of equity for the second quarter of 2009 were primarily a result of the prepayment model changes made during the quarter, which more accurately reflect actual prepayment activity, as well as higher longer term rates. These model changes are made periodically to maintain adequate model performance. The reasons for the decrease in the alternative duration of equity during the third quarter of 2009 were primarily a lower, flatter yield curve and a change to the Alternative Risk Profile calculation to revalue private label MBS using market implied discount spreads from the period of acquisition. This change in the Alternative Risk Profile calculation method alone had an impact of decreasing the duration of equity by 1.2 years in the base case. This change is discussed in the Capital Adequacy and Alternative Risk Profile section. Fixed-rate debt was also issued during the third quarter to reduce the duration levels. During the fourth quarter of 2009, increases in the alternative duration of equity were primarily the result of a higher, steeper yield curve.

The Bank continues to monitor the mortgage and related fixed income markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank’s current market risk profile is reasonable given these market conditions.

Return Volatility.  The Bank’s asset/liability management policy specifies a return volatility metric to manage the impact of market risk on the Bank’s average return on average capital stock compared to a dividend benchmark interest rate over multiple interest rate shock scenarios over a rolling forward one to 12 month time period. Effective September 2008, the Board approved an expansion of this metric to include a similar metric over the 13 to 24 month time period. The Board selected the dividend benchmark of three-month LIBOR and related spread limits for both time periods which are approved annually. This risk metric is calculated on a monthly basis and reported to the Board.

The following table presents the Bank’s return volatility metric for the periods in which the policy was applicable. The metric is presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the down 200 parallel rate scenario during the fourth quarter with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with these return volatility metrics across all selected interest rate shock scenarios as of December 31, 2009.

	Yield Curve Shifts(1)

	Down 100 bps
	Longer Term	100 bps	Forward	100 bps	Up 200 bps
	Rate Shock	Steeper	Rates	Flatter	Parallel Shock

Year 1 Return Volatility

December 31, 2009	1.87%	2.56%	2.48%	2.08%	2.11%

September 30, 2009	(2)	2.35%	2.24%	1.60%	1.46%

June 30, 2009	(2)	2.84%	2.03%	1.28%	0.87%

March 31, 2009	(2)	2.35%	1.48%	0.63%	0.79%

December 31, 2008	(2)	2.81%	2.21%	0.80%	0.80%

Year 2 Return Volatility

December 31, 2009	1.37%	2.20%	2.13%	1.79%	1.60%

September 30, 2009	(2)	1.92%	1.83%	1.39%	1.35%

June 30, 2009	(2)	2.16%	1.79%	1.21%	1.03%

March 31, 2009	(2)	2.35%	1.61%	1.04%	0.99%

December 31, 2008	(2)	2.77%	1.87%	0.73%	0.80%

Notes:

(1)	Excludes future potential OTTI charges which could be material so that earnings movement related to interest rate changes can be isolated.

(2)	As noted above, previously the Bank utilized the “down 200 basis points” scenario for measuring compliance; however, due to the low level of interest rates, an instantaneous parallel interest rate shock of that magnitude could not be meaningfully measured for those periods presented above. Beginning in fourth quarter 2009, the Bank replaced that scenario with a “down 100 basis points longer term rate shock” scenario, as presented above. This new measure was not calculated for prior periods.

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

Credit and Counterparty Risk – Total Credit Products and Collateral

Total Credit Products.  The Bank manages the credit risk on a member’s exposure on Total Credit Products (TCP), which includes member loans, letters of credit, loan commitments, MPF credit enhancement obligations and other credit product exposure by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member indebtedness. The Bank establishes a maximum borrowing capacity for each member based on collateral weightings applied to qualifying collateral as described in the Bank’s Member Products Policy. Details regarding this Policy are available in the “Loan Products” discussion in Item 1. Business in this 2009 Annual Report filed on Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect its security position.

The financial condition of all members and housing associates is closely monitored for compliance with financial criteria as set forth in the Bank’s credit policies. The Bank has developed an internal credit scoring system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten. Scores are objectively calculated based on financial ratios computed from publicly available data. For bank and thrift members, the scoring system gives the highest weighting to the member’s asset quality and capitalization. Other key factors include earnings and funding ratios. The weightings vary slightly for credit union members. Operating results for the previous four quarters are used with the most recent quarters’ results given a higher weighting. Additionally, a member’s credit score can be adjusted for various qualitative factors, such as the financial condition of the member’s holding company. While financial scores and resulting ratings are calculations based only upon point-in-time financial data and the resulting ratios, a rating in one of the lowest categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the internal credit scoring system include the scheduling of on-site collateral reviews. As noted in the “Collateral Policies and Procedures” discussion below, collateral weightings are also determined based upon the Bank’s internal credit scores. The scoring system is not used for insurance company members; instead, an independent financial analysis is performed for any insurance company exposure.

During 2009, the Bank had one member failure of an FDIC-insured institution. The Bank had no loans or other credit products outstanding to the member at the time of closure. The Bank did not incur any loan losses as a result of this member failure. As of March 15, 2010, the Bank has not experienced any member failures in 2010.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk related to member loans and letters of credit and other indebtedness. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting potential credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on a member loan or letter of credit. The Bank’s collateral policies and procedures are described below.

The following table presents the Bank’s top ten borrowers with respect to their TCP at December 31, 2009 and the corresponding December 31, 2008 balances.

	December 31, 2009		December 31, 2008

	Total Credit	Percent of	Total Credit	Percent of
(dollars in millions)	Products	Total	Products	Total

Sovereign Bank, PA	$11,663.2	24.0	$13,815.4	19.9
TD Bank, National Association, DE	6,327.4	13.0	5,624.4	8.1
Ally Bank, UT(1)	5,133.0	10.6	9,303.0	13.4
PNC Bank, National Association, PA	4,500.9	9.3	8,800.9	12.7
Citizens Bank of Pennsylvania, PA	3,144.4	6.5	2,627.1	3.8
ING Bank, FSB, DE(2)	2,563.0	5.3	2,563.0	3.7
Northwest Savings Bank, PA	807.8	1.7	981.8	1.4
Susquehanna Bank, PA	780.0	1.6	795.2	1.1
National Penn Bank, PA	752.8	1.6	954.8	1.3
Fulton Bank, PA	683.9	1.4	814.1	1.1

	36,356.4	75.0	46,279.7	66.5
Other borrowers	12,141.5	25.0	23,289.9	33.5

Total TCP outstanding	$48,497.9	100.0	$69,569.6	100.0

Notes:

(1)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.

(2)	This borrower had an officer or director who served on the Bank’s Board as of December 31, 2009.

Of the top ten borrowing members in terms of TCP presented above, the total exposure of the majority of those ten members was primarily due to outstanding advances balances at December 31, 2009. At both December 31, 2009 and 2008, the aggregate top ten borrowing members had a ratio of eligible collateral to TCP (collateralization ratio) in excess of 190%. In addition, the collateralization ratio was in excess of 255% for the aggregate of all borrowing members at both December 31, 2009 and 2008. As noted in the table above, the TCP decreased approximately $21.1 billion from December 31, 2008 to December 31, 2009. The majority of this decline is linked to lower outstanding loans as described in the table below.

Member Advance Concentration Risk.  The previous table discussed the top ten members’ exposure on a TCP basis. The table below displays the top ten members based on actual advances outstanding at December 31, 2009 and 2008. The Bank’s advance portfolio is concentrated in commercial banks and thrift institutions. The following table lists the Bank’s top ten advance borrowers as of December 31, 2009, and their respective December 31, 2008 advance balances and percentage of the total advance portfolio.

	December 31, 2009		December 31, 2008

		Percent		Percent
(balances at par; dollars in millions)	Loan Balance	of total	Loan Balance	of total

Sovereign Bank, PA	$11,595.0	29.2	$12,657.2	21.2
Ally Bank, UT(1)	5,133.0	12.9	9,303.0	15.6
PNC Bank, National Association, PA	4,500.4	11.3	8,800.4	14.8
ING Bank, FSB, DE(2)	2,563.0	6.4	2,563.0	4.3
Citizens Bank of Pennsylvania, PA	1,605.0	4.1	250.0	0.4
Northwest Savings Bank, PA	782.2	2.0	971.8	1.6
Susquehanna Bank, PA	769.3	1.9	784.4	1.3
National Penn Bank, PA	752.8	1.9	949.8	1.6
Fulton Bank, PA	638.9	1.6	814.1	1.4
Wilmington Savings Fund Society FSB, DE	613.1	1.5	816.0	1.4

	28,952.7	72.8	37,909.7	63.6
Other borrowers	10,803.3	27.2	21,655.7	36.4

Total advances	$39,756.0	100.0	$59,565.4	100.0

Notes:

(1)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.

(2)	This borrower had an officer or director who served on the Bank’s Board as of December 31, 2009.

At December 31, 2009, the Bank had a concentration of advances outstanding to its ten largest borrowers totaling $29.0 billion, or 72.8%, of total loans outstanding. Average par balances to these borrowers for the twelve months ended December 31, 2009 was $31.7 billion, or 70.0%, of total average advances outstanding. During 2009, the maximum outstanding balance to any one borrower was $12.7 billion. The loans made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the loans. Therefore, the Bank does not presently expect to incur any losses on these loans. Because of the Bank’s loan concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

During the last half of 2008, there were several actions taken by the U.S. Treasury, the Federal Reserve and the FDIC, that were intended to stimulate the economy and reverse the illiquidity in the credit and housing markets. These actions included the establishment of the TARP by the U.S. Treasury. Additionally, the Federal Reserve took a series of unprecedented actions that have made it more attractive for eligible financial institutions to borrow directly from the FRBs. The Federal Reserve also created the Commercial Paper Funding Facility to provide a liquidity backstop for U.S. issuers of commercial paper and the FDIC created its TLGP supporting unsecured debt. Lastly, the FDIC recently approved a regulation increasing the FDIC assessment on FDIC-insured financial institutions with outstanding FHLBank loans and other secured liabilities above a specified level. The Bank has experienced an impact from these actions in the form of reduced borrowings and/or paydowns by some of its members, including several of its top ten borrowers, during 2009. The impact, however, particularly of the government funding programs, appears to be leveling off.

As shown above, as of December 31, 2009, three of the Bank’s top ten borrowers had outstanding balances exceeding 10% of the Bank’s total advances portfolio. On January 30, 2009, Banco Santander, S.A.’s acquisition of Sovereign Bancorp, the holding company of the Bank’s largest member and borrower, Sovereign Bank, was completed. On June 1, 2009, General Motors (GM) filed for bankruptcy under Chapter 11 in the U.S. Bankruptcy Court in New York’s Southern District. Ally Bank (formerly known as GMAC Bank) is a member and one of the top ten borrowers of the Bank. Ally Bank and its parent, GMAC, LLC Bank Holding Company (GMAC, LLC), were not part of the GM bankruptcy although GM holds a minority ownership interest in GMAC, LLC. On July 10, 2009, GM exited from bankruptcy protection. Additionally, during 2009, GMAC, LLC received capital infusions from the U.S. Treasury as part of the new Supervisory Capital Assessment Program, introduced in May 2009. The initial infusion occurred on May 21, 2009; the final infusion was on December 30, 2009. This final infusion involved various affiliate transactions, including the sale of delinquent and higher-risk loans from Ally Bank to GMAC, LLC. The sale resulted in a pre-tax loss which was covered by an equal amount cash capital infusion to maintain Ally Bank’s capital ratios. The Bank cannot predict the impact on its outstanding loans to Sovereign Bank and Ally Bank as a result of these acquisitions and restructuring actions. On November 6, 2009, the assets of National City Bank, N.A. were transferred to PNC Bank, N.A., the National City Bank, N.A. charter was terminated and National City Bank, N.A. was merged into PNC Bank, N.A. Previously, PNC Financial Services Group, Inc., the holding company for PNC Bank, N.A. had acquired National City Corporation, the holding company for National City Bank, N.A. National City Bank, N.A. had certain fully secured outstanding advances and other credit obligations with other FHLBanks, and PNC Bank, N.A., the Bank’s member, is responsible for these obligations post-merger. The Bank has entered into an agreement to serve as the collateral agent for two other FHLBanks and, under the agreement, the Bank has subordinated its security interest in PNC Bank, N.A.’s collateral to these two FHLBanks. All of PNC’s outstanding loans from and other credit obligations to the Bank remain fully secured by eligible collateral.

Letters of Credit.  The following table presents the Bank’s total outstanding letters of credit as of December 31, 2009 and 2008. As noted below, the majority of the balance was due to public unit deposit letters of credit, which collateralize deposits that exceed FDIC insurance thresholds. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on these letters of credit.

(dollars in millions)	December 31, 2009	December 31, 2008

Letters of credit:
Public unit deposit	$8,220.0	$9,872.3
Tax exempt bonds	392.6	—
Other	114.8	130.0

Total	$8,727.4	$10,002.3

The following represent the expiration terms of the letters of credit:

(dollars in millions)	December 31, 2009	December 31, 2008

Expiration terms:
One year or less	$7,478.8	$9,114.7
After one year through five years	1,248.6	887.6

Total	$8,727.4	$10,002.3

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

The Bank also requires each borrower and affiliate pledgor, where applicable, to execute an agreement that establishes the Bank’s security interest in all collateral pledged by the borrower or affiliate pledgor. The Act affords any security interest granted to the Bank by any member or housing associate of the Bank, or any affiliate of any such member or housing associate, priority over the claims and rights of any party, other than claims and rights that: (1) would be entitled to priority under otherwise applicable law; and (2) are held by actual bona fide purchasers for value or by secured parties that are secured by perfected security interests in priority ahead of the Bank. Pursuant to its regulations, the FDIC has recognized the priority of an FHLBank’s security interest under the Act and the right of an FHLBank to require delivery of collateral held by the FDIC as receiver for a failed depository institution. Finally, as additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank.

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

Beginning in 2008 and into 2009, the Bank began and continued the implementation of a Qualifying Collateral Report (QCR) designed to provide more timely and detailed collateral information. Depending on a member’s credit product usage and current financial condition, a member may be required to file the QCR on a quarterly or monthly basis. The QCR is a tool designed to strengthen the Bank’s collateral analytical review procedures. The output of the

QCR is a member’s Maximum Borrowing Capacity (MBC). For a member not required to file a QCR (Non-QCR filer), MBC is calculated based on the member’s regulatory filing data.

In 2009, the Bank revised its policies, no longer accepting subprime mortgages as qualifying collateral. The Bank also revised the policy definition of subprime to be consistent with the definition specified by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC definition was more stringent than the Bank’s original definition and resulted in more loans pledged/delivered as collateral being classified as subprime and, therefore, deemed ineligible. These changes did not cause any member to become collateral deficient. Under limited circumstances, the Bank still accepts nontraditional mortgage loans to be pledged as collateral. As of December 31, 2009, the Bank did hold security interests in both subprime and nontraditional residential mortgage loans pledged as collateral included under blanket-lien agreements. However, the amount of pledged subprime mortgage loan collateral was immaterial with respect to total pledged collateral at quarter-end. At December 31, 2009, less than 9.0 percent of the Bank’s total pledged collateral was nontraditional mortgage loans and was primarily attributed to a few larger borrowers. Given the higher inherent risk related to nontraditional mortgage loans, the Bank takes additional steps regarding the review and acceptance of these loans as collateral. Members are required to identify nontraditional mortgage loans; these loans are typically excluded as eligible collateral. However, members may request that nontraditional mortgage loan collateral be included as eligible collateral, subject to an on-site review of the loans, the member’s processes and procedures for originating and servicing the loans, the quality of loan data and a review of the member’s loan underwriting. The Bank requires specific loan level characteristic reporting on the loans and assigns more conservative collateral weightings to nontraditional collateral on a case-by-case basis. In addition, in October 2009, the Board implemented Bank-wide limits on subprime and nontraditional exposure, including collateral, as detailed in the “Risk Governance” discussion in this Risk Management section.

The Bank made several other changes to collateral practices and policies during 2009, including the following: (1) requiring securities to be delivered in order to be counted in the MBC calculation; (2) removing the ORERC cap on collateral weightings; (3) adjusting the total borrowing limit to be equal to the lower of MBC or 50% of a member’s total assets; and (4) making other collateral weighting changes. Details of the Bank’s current collateral weightings are presented in the Advance Products – Collateral discussion in Item 1. Business in this 2009 Annual Report filed on Form 10-K.

Under implementation of the GLB Act, the Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, and small-agribusiness loans as collateral for loans from the Bank. At December 31, 2009, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $5.6 billion, or 14.1% of total par value of loans outstanding. Eligible expanded collateral represented 7.7% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral. Beginning in July 2009, the Bank implemented the new CFI definition, as defined in the Housing Act.

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

The following tables summarize total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of December 31, 2009 and 2008. The Bank held collateral with an eligible collateral value in excess of the book value of the advances on a borrower-by-borrower basis at both December 31, 2009 and 2008. The amount of excess collateral by individual borrowers, however, varies significantly.

	December 31, 2009		December 31, 2008

(dollars in millions)
All member borrowers	Amount	Percent	Amount	Percent

One-to-four single family residential mortgage loans	$60,778.7	49.1	$73,455.8	42.0
High quality investment securities(1)	3,574.4	2.9	46,004.1	26.3
Other real-estate related collateral/community financial institution eligible collateral	50,824.6	41.0	49,450.3	28.2
Multi-family residential mortgage loans	8,689.9	7.0	6,099.7	3.5

Total eligible collateral value	123,867.6	100.0	$175,009.9	100.0

Total TCP outstanding	$48,497.9		$69,569.6
Collateralization ratio (eligible collateral value to TCP outstanding)	255.4%		251.6%

	December 31, 2009		December 31, 2008

(dollars in millions)
Ten largest member borrowers	Amount	Percent	Amount	Percent

One-to-four single family residential mortgage loans	$34,410.8	48.9	$49,815.8	43.5
High quality investment securities(1)	1,238.9	1.7	32,835.1	28.6
Other real-estate related collateral	27,417.5	39.0	27,612.4	24.1
Multi-family residential mortgage loans	7,288.8	10.4	4,306.3	3.8

Total eligible collateral value	70,356.0	100.0	$114,569.6	100.0

Total TCP outstanding	$36,356.4		$51,314.8
Collateralization ratio (eligible collateral value to TCP outstanding)	193.5%		223.3%

Note:

(1)	High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AA or higher. Effective July 20, 2009, the Bank requires delivery of these securities. Upon delivery, these securities are valued daily and are subject to weekly ratings reviews.

The decrease in the collateralization ratio for the ten largest member borrowers noted above was due primarily to the overall reduction in total eligible collateral value due to the Bank’s change in collateral weightings and its enhanced measurement and tracking of member collateral. All member borrowers experienced a decline in the collateralization ratio but it was not as dramatic as the impact on the ten largest member borrowers.

The following table provides information regarding TCP extended to member and nonmember borrowers with either a blanket lien or specific collateral pledge agreement, in listing-specific or full collateral delivery status as of December 31, 2009 and 2008, along with corresponding eligible collateral values.

	December 31, 2009			December 31, 2008

	Number of		Collateral	Number of		Collateral
(dollars in millions)	Borrowers	TCP	Held	Borrowers	TCP	Held

Listing-specific pledge-collateral	8	$40.8	$63.7	10	$4,482.0	$5,695.9
Full collateral delivery status	56	$6,926.3	$9,077.3	35	$23,679.6	$26,969.8

TCP outstanding for the eight borrowing members noted in the table above with listing-specific pledge-collateral agreements, two of which had outstanding borrowings (one of which was a former member merged out of district with credit products still outstanding) at December 31, 2009 totaled $40.8 million, or 0.1%, of total TCP.

TCP outstanding for the remaining 226 borrowing members with blanket lien collateral pledge agreements at December 31, 2009, totaled $48.4 billion, or 99.9%, of total TCP. Of these 226 borrowing members, 56 members were in full collateral delivery status, as noted in the table above, and accounted for $6.9 billion, or 14.3%, of TCP. The remaining 170 members were in undelivered collateral status and accounted for $41.6 billion, or 85.7%, of TCP. The decrease in balances related to listing-specific agreements was primarily due to one member’s decline in TCP. The decrease in balances related to possession-collateral agreements was primarily due to a member being released from this requirement.

Additional detailed information on the Bank’s collateral policies and practices is provided in the “Advance Products” discussion in Item 1. Business in this 2009 Annual Report filed on Form 10-K.

Credit and Counterparty Risk – Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. At December 31, 2009, the Bank’s carrying value plus accrued interest of investments issued by entities other than the U.S. Government, Federal agencies or GSEs was $9.9 billion. This reflects a decrease of $2.5 billion from the December 31, 2008 balance of $12.4 billion of credit exposure to such counterparties.

Investment External Credit Ratings.  The following tables present the Bank’s investment carrying values, plus accrued interest, as of December 31, 2009 and December 31, 2008 based on the lowest rating from the credit rating agencies. Carrying values for held-to-maturity investment securities represent amortized cost after adjustment for noncredit-related OTTI recognized in AOCI. Carrying values for available-for-sale and trading securities represent fair value.

	December 31, 2009(1)(2)

(in millions)	AAA	AA	A	BBB	BB	B	Other	Total

Money market investments:
Federal funds sold	$—	$1,150.0	$1,850.0	$—	$—	$—	$—	$3,000.0
Investment securities:
Certificates of deposit	—	1,401.1	1,700.8	—	—	—	—	3,101.9
Treasury bills	1,029.5	—	—	—	—	—	—	1,029.5
TLGP investments	250.0	—	—	—	—	—	—	250.0
GSE securities	176.8	—	—	—	—	—	—	176.8
State and local agency obligations	7.3	477.4	—	127.7	—	—	—	612.4
MBS issued by Federal agencies	1,756.3	—	—	—	—	—	—	1,756.3
MBS issued by GSEs:		—	—	—	—	—	—
Fannie Mae	316.3	—	—	—	—	—	—	316.3
Freddie Mac	1,001.7	—	—	—	—	—	—	1,001.7
MBS issued by private label issuers	1,684.1	591.1	587.5	358.6	218.2	346.3	2,152.8	5,938.6

Total investments	$6,222.0	$3,619.6	$4,138.3	$486.3	$218.2	$346.3	$2,152.8	$17,183.5

	December 31, 2008(1)(2)

(in millions)	AAA	AA	A	BBB	BB	B	Other	Total

Money market investments:
Interest-earning deposits	$5,101.6	$—	$—	$—	$—	$—	$—	$5,101.6
Federal funds sold	—	400.0	850.0	—	—	—	—	1,250.0

Total money market investments	5,101.6	400.0	850.0	—	—	—	—	6,351.6
Investment securities:
Certificates of deposit	—	2,059.8	1,155.5	—	—	—	—	3,215.3
GSE securities	960.5	—	—	—	—	—	—	960.5
State and local agency obligations	10.4	504.4	—	126.6	—	—	—	641.4
MBS issued by Federal agencies	269.2	—	—	—	—	—	—	269.2
MBS issued by GSEs:
Fannie Mae	427.6	—	—	—	—	—	—	427.6
Freddie Mac	1,434.8	—	—	—	—	—	—	1,434.8
MBS issued by private label issuers	6,646.1	481.7	294.5	189.1	603.8	209.2	134.7	8,559.1

Total investments	$14,850.2	$3,445.9	$2,300.0	$315.7	$603.8	$209.2	$134.7	$21,859.5

Notes:

(1)	Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to December 31, 2009, are described in detail below.
(2)	Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above.

As of December 31, 2009, there were credit rating agency actions affecting a total of 97 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2008. These securities had a total par value of $5.0 billion and $6.0 billion as of December 31, 2009 and 2008, respectively, reflected in the tables above.

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

As of March 15, 2010, there were 12 credit rating agency actions taken subsequent to year-end 2009 with respect to $409.4 million of the Bank’s private label MBS portfolio. These actions are summarized in the following tables.

	Downgraded and Stable
			Below Investment
(In millions)	To AA	To BBB	Grade(1)

Private label residential MBS	$41.6	$125.5	$242.3

Total carrying value	$41.6	$125.5	$242.3

Note:

(1)	Includes downgrades of $8.2 million from A to BB, $75.9 million from BBB to B, $34.5 million from BB to CCC, $46.5 million from B to CCC and $77.2 million from CCC to CC. Below investment grade is defined as below BBB rated.

Money Market Investments, Commercial Paper and Certificates of Deposit.  Under its Risk Governance Policy, the Bank can place money market investments, commercial paper and certificates of deposit on an unsecured basis with large, high-quality financial institutions with long-term credit ratings no lower than A for terms up to 90 days and with long-term credit ratings no lower than BBB for terms up to 30 days. Management actively monitors the credit quality of these counterparties. As of December 31, 2009, the Bank had exposure to 20 counterparties totaling $6.1 billion, or an average of $305.1 million per counterparty, compared to exposure to 21 counterparties totaling $4.5 billion, or an average of $212.6 million per counterparty, as of December 31, 2008. As of December 31, 2009, the Bank had exposure to two counterparties exceeding 10 percent of the total exposure.

Specifically, total money market investment exposure was $3.0 billion as of December 31, 2009, and reflected Federal funds sold with an overnight maturity. The Bank had certificate of deposit exposure of $3.1 billion as of December 31, 2009, with exposure to U.S. branches of foreign banks amounting to 93.5% of this total. The Bank limits foreign exposure to those countries rated AA or higher and had exposure to Australia, Belgium, Canada, France, Germany, Spain, Sweden and the United Kingdom as of December 31, 2009. The Bank held no commercial paper as of December 31, 2009.

Treasury Bills, TLGP Investments, GSE Securities and State and Local Agency Obligations.  In addition to U.S. Treasury bills and the TLGP investments, which are part of the FDIC program guaranteeing unsecured bank debt, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.1 billion and $1.6 billion as of December 31, 2009 and 2008, respectively.

Mortgage-Backed Securities (MBS).  The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies, GSEs and private label issuers that are directly supported by underlying mortgage loans. The Bank’s total MBS portfolio decreased $1.7 billion from December 31, 2008 to December 31, 2009. This decline was primarily due to repayments, sales and total OTTI losses (includes both credit and noncredit), offset in part by purchases of U.S. agency and GSE MBS.

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

Although the Bank discontinued the purchase of private label MBS in late 2007, approximately 66% of the Bank’s current MBS portfolio was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

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

Characteristics of Private Label MBS by Type of Collateral

	December 31, 2009			December 31, 2008

	Fixed	Variable		Fixed	Variable
(dollars in millions)	Rate	Rate	Total	Rate	Rate	Total

Private label residential MBS:
Prime	$1,327.2	$3,294.8	$4,622.0	$1,877.2	$4,267.6	$6,144.8
Alt-A	953.1	1,204.1	2,157.2	1,164.7	1,409.7	2,574.4
Subprime	—	9.8	9.8	—	20.3	20.3

Total	2,280.3	4,508.7	6,789.0	3,041.9	5,697.6	8,739.5
HELOC:
Alt-A	—	62.1	62.1	—	72.3	72.3

Total	—	62.1	62.1	—	72.3	72.3

Total private label MBS	$2,280.3	$4,570.8	$6,851.1	$3,041.9	$5,769.9	$8,811.8

Note: The table presented above excludes par balances of $32.5 million and $46.1 million related to the restricted certificates pertaining to the Shared Funding Program at December 31, 2009 and December 31, 2008, respectively. These securities were fixed rate prime private label residential MBS for both periods presented.

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

Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models that summarize an individual’s credit record and predict the likelihood that a borrower will repay future obligations as expected. FICO® scores, developed by Fair, Isaac and Co., Inc. are the most commonly used credit scores. FICO scores are ranked on a scale of approximately 300 to 850 points. Based on historic statistics, borrowers with higher credit scores are more likely to repay their debts as expected than those with lower scores. Original credit score data for the underlying borrowers was available for approximately 87% of the mortgage loans comprising the private label MBS portfolio as of December 31, 2009 and 2008. Credit score ranges are based on available loan level data applied to the ending par balances of the loans. The averages for the private label MBS portfolio are calculated from the average score for each security weighted by the ending par balance of the loans.

Credit score characteristics of the Bank’s total private label MBS portfolio are presented below.

	December 31,	December 31,
	2009	2008

Original FICO® score range:
740 and greater	44%	49%
700 to 739	54%	49%
660 to 699	1%	1%
Less than 660	1%	1%

Weighted average original FICO® score	734	736

The following table provides the fair value of the private label MBS portfolio as a percentage of the par balance by collateral type as well as year of securitization (vintage). The Bank purchased no private label MBS during 2008 or 2009.

Private label residential MBS by	December 31,	September 30,	June 30,	March 31,	December 31,
Year of Securitization	2009	2009	2009	2009	2008

Prime:
2007	74.9%	72.5%	62.9%	66.5%	73.3%
2006	82.7	80.3	70.5	68.9	69.0
2005	86.6	86.4	80.8	75.9	75.7
2004 and earlier	90.2	90.3	86.7	84.4	81.0
Weighted average of all Prime	83.6	82.6	76.0	75.3	76.0
Alt-A:
2007	63.5	59.8	54.5	56.4	59.3
2006	67.7	63.3	60.0	58.4	62.8
2005	80.0	78.9	70.4	68.0	67.5
2004 and earlier	85.6	84.2	80.3	78.4	73.9
Weighted-average of all Alt-A	73.5	70.8	66.2	65.1	66.0
Subprime:
2004 and earlier	62.7	64.3	57.8	63.3	73.2
Weighted average of all Subprime	62.7	64.3	57.8	63.3	73.2
HELOC:
2006	44.3	43.5	36.2	42.3	59.3
2005	43.2	43.2	56.4	56.8	41.2
2004 and earlier	42.8	38.5	36.3	38.1	36.7
Weighted average of all HELOC	43.4	40.7	37.9	41.1	44.9
Weighted-average of total private label MBS	80.0%	78.5%	72.7%	72.0%	72.8%

Note: The 2004 and earlier prime percentages presented in the table above exclude the impact of the restricted certificates pertaining to the Shared Funding Program.

Prices on private label MBS that include bankruptcy carve-out language could be affected by legislation that impacts the underlying collateral including any cramdown legislation or mortgage loan modification programs. For further information, see the discussion in Legislative and Regulatory Developments in this Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

Private Label MBS Collateral Statistics.  The following tables provide various detailed collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by collateral type as of December 31, 2009. The Bank purchased no private label MBS in 2008 or 2009.

	Private Label MBS by Year of Securitization — PRIME(1)

				2004 and
(dollars in millions)	2007	2006	2005	earlier	Total

Par by lowest external long- term rating:
AAA	$—	$119.8	$53.2	$996.0	$1,169.0
AA	—	174.2	180.6	150.6	505.4
A	65.9	—	34.0	368.5	468.4
BBB	—	20.0	173.1	39.0	232.1
BB(2)	—	—	151.6	16.8	168.4
B(2)	72.4	146.7	161.5	—	380.6
CCC	915.4	316.6	111.8	—	1,343.8
CC	354.3	—	—	—	354.3

Total	$1,408.0	$777.3	$865.8	$1,570.9	$4,622.0

Average price	74.9%	82.7%	86.6%	90.2%	83.6%
Fair value(2)	$1,054.5	$642.9	$750.3	$1,416.8	$3,864.5
Amortized cost(2)(4)	1,321.7	765.9	857.3	1,556.2	4,501.1
Gross unrealized losses	(267.2)	(123.0)	(107.0)	(139.4)	(636.6)
Total YTD 2009 OTTI charge taken(3)	$(440.1)	$(107.9)	$(58.1)	$—	$(606.1)
Original credit enhancement	5.9%	5.1%	3.8%	4.5%	4.9%
Weighted-average credit enhancement — current	6.5	7.0	5.9	8.5	7.2
Minimum credit enhancement	3.3	3.7	3.6	—	—
Collateral delinquency 60 or more days	11.3	9.3	8.3	5.9	8.6
Monoline financial guarantee	$—	$—	$—	$—	$—

Notes:

(1)	The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program, including 2003 vintage par balances of $30.5 million rated AAA and $2.0 million rated AA.

(2)	Includes two 2005 vintage reperforming securities (one rated BB and one rated B) and one 2004 vintage reperforming security (rated BB), the underlying mortgage loans of which are government-guaranteed. The 2005 vintage securities have a par balance of $25.7 million, a fair value of $17.1 million and an amortized cost of $25.6 million. The 2004 vintage security has a par balance of $16.9 million, a fair value of $10.4 million and an amortized cost of $16.9 million.

(3)	Represents both the credit and noncredit components of OTTI recorded in 2009, excluding the cumulative effect adjustment.

(4)	Amortized cost represents the balance after OTTI credit loss has been recorded, the par balance does not.

	Private Label MBS by Year of Securitization — ALT-A

				2004 and
(dollars in millions)	2007	2006	2005	earlier	Total

Par by lowest external long- term rating:
AAA	$—	$28.3	$42.0	$418.7	$489.0
AA	—	—	64.3	—	64.3
A	—	—	32.3	82.6	114.9
BBB	—	—	95.4	42.4	137.8
BB	—	—	58.1	—	58.1
CCC	—	573.7	—	—	573.7
CC	232.6	194.3	29.6	—	456.5
C	164.9	—	45.7	—	210.6
D	—	52.3	—	—	52.3

Total	$397.5	$848.6	$367.4	$543.7	$2,157.2

Average price	63.5%	67.7%	80.0%	85.6%	73.5%
Fair value	$252.3	$574.4	$293.9	$465.5	$1,586.1
Amortized cost(4)	345.2	769.2	360.9	543.8	2,019.1
Gross unrealized losses	(92.9)	(194.8)	(67.0)	(78.3)	(433.0)
Total YTD 2009 OTTI charge taken(3)	$(81.0)	$(278.8)	$(49.4)	$(9.6)	$(418.8)
Original credit enhancement	8.6%	6.6%	5.7%	5.3%	6.5%
Weighted-average credit enhancement — current	10.4	8.0	8.1	10.5	9.1
Minimum credit enhancement	6.7	1.5	4.7	4.6	1.5
Collateral delinquency 60 or more days	33.3	22.3	10.2	7.2	18.5
Monoline financial guarantee	$—	$—	$—	$—	$—

Notes:

(3)	Represents both the credit and noncredit components of OTTI recorded in 2009, excluding the cumulative effect adjustment.

(4)	Amortized cost represents the balance after OTTI credit loss has been recorded, the par balance does not.

	Private Label MBS by Year of Securitization — SUBPRIME

				2004 and
(dollars in millions)	2007	2006	2005	earlier	Total

Par by lowest external long- term rating:
AAA	$—	$—	$—	$6.6	$6.6
CC	—	—	—	3.2	3.2

Total	$—	$—	$—	$9.8	$9.8

Average price	—	—	—	62.7%	62.7%
Fair value	$—	$—	$—	$6.1	$6.1
Amortized cost(4)	—	—	—	9.3	9.3
Gross unrealized losses	—	—	—	(3.2)	(3.2)
Total YTD 2009 OTTI charge taken(3)	—	—	—	$(1.9)	$(1.9)
Original credit enhancement	—	—	—	10.2%	10.2%
Weighted-average credit enhancement — current	—	—	—	39.0	39.0
Minimum credit enhancement	—	—	—	16.1	16.1
Collateral delinquency 60 or more days	—	—	—	35.4	35.4
Monoline financial guarantee	$—	$—	$—	$—	$—

Notes:

(3)	Represents both the credit and noncredit components of OTTI recorded in 2009, excluding the cumulative effect adjustment.

(4)	Amortized cost represents the balance after OTTI credit loss has been recorded, the par balance does not.

	Private Label MBS by Year of Securitization — HELOC

				2004 and
(dollars in millions)	2007	2006	2005	earlier	Total

Par by lowest external long- term rating:
AA	$—	$23.3	$—	$—	$23.3
A	—	—	5.3	—	5.3
B	—	—	—	17.7	17.7
CCC	—	—	—	15.8	15.8

Total	$—	$23.3	$5.3	$33.5	$62.1

Average price	—%	44.3%	43.2%	42.8%	43.4%
Fair value	$—	$10.3	$2.3	$14.3	$26.9
Amortized cost(4)	—	23.3	5.2	27.0	55.5
Gross unrealized losses	—	(13.0)	(3.0)	(12.6)	(28.6)
Total YTD 2009 OTTI charge taken(3)	$—	$—	$—	$(16.9)	$(16.9)
Original credit enhancement(5)	—%	—%	3.1%	(0.2)%	0.1%
Weighted-average credit enhancement — current	—	0.3	10.7	3.1	2.7
Minimum credit enhancement	—	0.3	10.7	—	—
Collateral delinquency 60 or more days	—	2.9	0.3	11.5	7.0
Monoline financial guarantee	$—	$23.3	$5.3	$33.5	$62.1

Notes:

(3)	Represents both the credit and noncredit components of OTTI recorded in 2009, excluding the cumulative effect adjustment.

(4)	Amortized cost represents the balance after OTTI credit loss has been recorded, the par balance does not.

(5)	Negative original and average credit support is related to certain home equity loans that rely on over-collateralization, excess spread and bond insurance. Over-collateralization builds up over time and could be negative at the security’s origination and over a certain period of time thereafter.

Private Label MBS Issuers and Master Servicers.  The following tables provide further detailed information regarding the issuers and master servicers of the Bank’s private label MBS portfolio that exceeded 5 percent of the total as of December 30, 2009. Management actively monitors the credit quality of the portfolio’s master servicers. For further information on the Bank’s MBS master servicer risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank’s financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.” in this 2009 Annual Report filed on Form 10-K.

Original Issuers	Total Carrying Value
(in millions, including accrued interest)	Plus Accrued Interest	Total Fair Value

J.P. Morgan Chase & Co.	$1,542.1	$1,495.6
Lehman Brothers Holdings Inc.(1)	1,057.5	960.0
Wells Fargo & Co.	792.0	734.2
Countrywide Financial Corp.(2)	650.4	619.4
Citigroup Inc.	414.4	385.4
Other	1,482.2	1,322.6

Total	$5,938.6	$5,517.2

Master Servicers	Total Carrying Value
(in millions)	Plus Accrued Interest	Total Fair Value

Wells Fargo Bank, NA	$2,211.9	$2,029.9
Aurora Loan Services Inc.	1,042.4	946.6
US Bank	719.3	711.4
Bank of America Corp.(2)	665.0	632.6
Citimortgage Inc.	358.4	329.3
Other	941.6	867.4

Total	$5,938.6	$5,517.2

Notes:

(1)	Lehman Brothers Holdings Inc. filed for bankruptcy in 2008 following issuance of certain private label MBS. Aurora Loan Services Inc. is now servicing all but one of the bonds and six different trustees have assumed responsibility for these 22 bonds. However, the Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria.

(2)	Bank of America acquired Countrywide Financial Corp and Countrywide Home Loan Servicing LP following issuance of certain private label MBS. The Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria. However, Bank of America is currently servicing the private label MBS.

Private Label MBS Credit Ratings.  The following table provides the credit ratings by collateral type as of December 31, 2009.

			Gross	Wtd-Avg
(dollars in millions)		Amortized	Unrealized	Collateral
Credit Rating as of December 31, 2009	Par	Cost(1)	Losses	Delinquency

Private label residential MBS:
PRIME:
AAA	$1,169.0	$1,154.2	$(65.6)	2.7%
AA	505.4	500.0	(53.6)	6.5
A	468.4	465.7	(59.8)	9.4
BBB	232.1	231.5	(26.5)	8.0
BB	168.4	168.3	(28.0)	12.2
B	380.6	376.9	(65.3)	12.0
CCC	1,343.8	1,293.1	(259.4)	11.7
CC	354.3	311.4	(78.4)	12.3

Total Prime	$4,622.0	$4,501.1	$(636.6)	8.6%

Alt-A:
AAA	$489.0	$488.7	$(59.9)	6.0%
AA	64.3	63.6	(6.9)	5.8
A	114.9	114.7	(28.2)	10.3
BBB	137.8	136.5	(22.2)	10.3
BB	58.1	57.0	(16.6)	10.3
CCC	573.7	522.8	(139.9)	22.0
CC	456.5	410.9	(99.6)	26.2
C	210.6	179.0	(49.7)	34.2
D	52.3	45.9	(10.0)	29.3

Total Alt-A	$2,157.2	$2,019.1	$(433.0)	18.5%

SUBPRIME:
AAA	$6.6	$6.6	$(2.0)	36.6%
CC	3.2	2.7	(1.2)	32.8

Total Subprime	$9.8	$9.3	$(3.2)	35.4%

HELOC:
AA	$23.3	$23.3	$(13.0)	2.9%
A	5.3	5.2	(3.0)	0.3
B	17.7	14.7	(7.2)	10.9
CCC	15.8	12.3	(5.4)	11.9

Total HELOC	$62.1	$55.5	$(28.6)	7.0%

Note:  The table presented above excludes par of $32.5 million, amortized cost of $33.2 million, and gross unrealized gains of $0.4 million related to the restricted certificates pertaining to the Shared Funding Program.

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).

The following table provides changes in credit ratings by collateral type updated through March 15, 2010.

	Investment Ratings		Balances as of December 31, 2009

	December 31,	March 15,	Carrying	Fair
(dollars in millions)	2009	2010	Value	Value

Private label residential MBS	AAA	AA	$41.6	$37.4
	AA	BBB	114.1	101.4
	A	BBB	11.4	9.7
	A	BB	8.2	6.6
	BBB	B	75.9	70.0
	BB	CCC	34.5	34.5
	B	CCC	46.5	46.5
	CCC	CC	77.2	77.2

Total private label residential MBS			$409.4	$383.3

Private Label MBS in Unrealized Loss Positions.  The following table provides select financial and other statistical information on the portion of the private label MBS portfolio in an unrealized loss position at December 31, 2009.

Private Label MBS in Unrealized Loss Positions(1)

						March 15, 2010
			Gross	Wtd-Avg	Dec. 31,
			Unrealized	Collateral	2009		Current %	% Below	Current %
(dollars in millions)	Par	Amortized Cost	Losses(2)	Del Rate %	% AAA	% AAA	Inv Grade(3)	Inv Grade	Watchlist

Residential MBS backed by:
Prime loans:
First lien	$4,622.0	$4,501.1	$(636.6)	8.6%	25.3%	25.3%	24.3%	50.4%	11.4%
Alt-A and other:
Alt-A other	$2,157.2	$2,019.1	$(433.0)	18.5%	22.7%	20.7%	16.6%	62.7%	15.5%
Subprime loans:
First lien	$9.8	$9.3	$(3.2)	35.4%	67.7%	67.7%	—%	32.3%	67.7%
HELOC backed by:
Alt-A and other:
Alt-A other	$62.1	$55.5	$(28.6)	7.0%	—%	—%	46.0%	54.0%	—%

Notes:

(1)	The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program in the residential MBS-Prime category, including par balance of $32.5 million, amortized cost of $33.2 million, and gross unrealized gains of $0.4 million.

(2)	Gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.

(3)	Excludes AAA-rated investments.

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

The insured investment securities represent nine securities, including seven securities backed by HELOC mortgage loans and two state and local agency obligations. The credit rating of each of the MBS is closely related to the credit rating of the applicable bond insurer and most of these securities did not have stand-alone credit ratings and carry limited or no additional credit enhancement. The Bank analyzes the creditworthiness of the bond insurer and typically assigns to the individual security the higher of the bond insurer’s rating or the stand-alone investment rating, if available.

	December 31, 2009		December 31, 2008

	Private	State and Local	Private	State and Local
	Label	Agency	Label	Agency
(in millions)	MBS	Obligations	MBS	Obligations

AMBAC Assurance Corporation (AMBAC)	$17.5	$—	$22.4	$—
Financial Guaranty Insurance Co. (FGIC)	3.6	—	4.4	—
Assured Guaranty Municipal Corp (AGMC)	23.3	—	25.3	—
MBIA Insurance Corporation (MBIA)	17.7	—	20.5	127.3
National Public Finance Guarantee Corp. (NPFG)	—	127.3	—	—

Total	$62.1	$127.3	$72.6	$127.3

In February 2009, MBIA announced the restructuring of its financial guaranty insurance operations. The restructuring involved the transfer from MBIA of all its U.S. municipal insurance operations to a former subsidiary named National Public Finance Guarantee Corp (NPFG). The Bank has confirmed that two state and local agency obligations are now guaranteed by NPFG and two HELOC MBS remain guaranteed by MBIA. In 2009, Financial Security Assurance Inc. (FSA) was acquired by Assured Guaranty Ltd and subsequently renamed Assured Guaranty Municipal Corp (AGMC). AGMC will continue to guarantee legacy private label MBS; however, going forward, it will only underwrite securities in the municipal market.

The following table further details the par value of the Bank’s insured private label MBS by collateral type and year of securitization (vintage) as of December 31, 2009.

	AMBAC		AGMC		MBIA		FGIC

	Monoline		Monoline		Monoline		Monoline
	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized
(in millions)	Coverage	Losses	Coverage	Losses	Coverage	Losses	Coverage	Losses

HELOC:
2006	$—	$—	$23.3	$(13.0)	$—	$—	$—	$—
2005	5.3	(3.0)	—	—	—	—	—	—
2004	12.2	(3.8)	—	—	17.7	(7.2)	3.6	$(1.6)

Total	$17.5	$(6.8)	$23.3	$(13.0)	$17.7	$(7.2)	$3.6	$(1.6)

The following table presents the rating of the Bank’s monoline insurers as of December 31, 2009.

	Moody’s		S&P		Fitch

	Credit		Credit		Credit
	Rating	Watch	Rating	Watch	Rating	Watch

AMBAC	Caa2	—	CC	—	—	—
AGMC	Aa3	Negative	AAA	—	AA	—
MBIA	B3	—	BB+	—	—	—
NPFG	Baa1	—	A	—	—	—
FGIC	—	—	—	—	—	—

As of March 15, 2010, AGMC was removed from negative watch and placed on negative outlook by Moody’s.

In addition, the Bank had three prime reperforming MBS, the underlying mortgage loans of which are government-guaranteed, with a total par balance of $42.5 million and total fair value of $27.5 million at December 31, 2009. These three securities were all rated below investment grade at December 31, 2009.

Other-Than-Temporary Impairment.  During 2009, the Bank recognized $228.5 million of credit-related OTTI charges in earnings (the credit loss) related to private label MBS, after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. The Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities). If delinquency and/or loss rates on mortgages and/or home equity loans continue to increase, and/or a rapid decline or a continuing decline in residential real estate values continues, the Bank could experience additional material credit-related OTTI losses on its investment securities.

The credit loss realized on the Bank’s private label MBS is equal to the difference between the amortized cost basis (pre-OTTI charge) and the present value of the estimated cash flows the Bank expects to realize on the private label MBS over their life. The Bank’s estimate of cash flows has a significant impact on the Bank’s determination of credit losses. Cash flows expected to be collected represent the cash flows that the Bank is likely to collect based on the performance and type of private label MBS and the Bank’s expectations of the economic environment. To ensure consistency in determination of the OTTI for private label MBS among all FHLBanks, the FHLBanks used the same key modeling assumptions for purposes of their cash flow analysis under the guidance of an FHLBank System OTTI Governance Committee.

In performing the cash flow analysis on the majority of the Bank’s private label MBS, the Bank used two third party models. The first model considered borrower characteristics and the particular attributes of the loans underlying the majority of the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), and were based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of ten thousand or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 15 percent over the next nine to fifteen months. Thereafter, home prices are projected to remain flat for the first six months, then increase 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. A table of the significant assumptions (including default rates, prepayment rates and loss severities) used on those securities on which an OTTI was determined to have occurred during the year ended December 31, 2009 is included in Note 8 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in this 2009 Annual Report filed on Form 10-K. The cash flow model’s assumptions are impacted by the classification of the CUSIP as Prime, Alt-A, Subprime or HELOC. The Bank models the CUSIP based on their classification in the cash flow model. In addition, if a Prime CUSIP’s performance has certain performance criteria, the Bank will model the CUSIP as Alt-A, which results in higher losses.

The Bank was unable to perform a cash flow analysis for the Bank’s HELOCs using the two models above because loan-level data is not available. Therefore, the Bank performed a security-level cash flow test based on the following assumptions: (1) default rates derived from published curves by vintage and collateral; (2) prepayment speeds from the Bank’s market risk modeling; and (3) 100% loss given default. The result was the Bank’s best estimate of cash flows for these bonds. Certain of these HELOCs are insured by third-party bond insurers (referred to as monoline insurers). The monoline insurers guarantees the timely payments of principal and interest. For these HELOCs, the Bank determined if there was a credit loss without any insurance proceeds from the monoline insurers. If there were, the Bank considered the capacity of the monoline insurer to cover the shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the Bank performed analyses to assess the financial strength of these monoline insurers and established a burnout period by monoline insurer. The burnout period represents the date at which the Bank estimates that the monoline insurer would be unable to meet its obligation of timely principal and interest. Shortfalls that occur before the burnout period expires are not considered a loss. The Bank monitors the insurers and as facts and circumstances change, the burnout period could significantly change. As of December 31,

2009, the Bank was receiving payments on one HELOC from a monoline bond insurer in accordance with contractual terms. Subsequent to year-end 2009, the CE on one additional HELOC was exhausted. The Bank began receiving payments in accordance with contractual terms from the monoline bond insurer on this investment as well. The following table presents the burnout period by monoline insurer used by the Bank.

Monoline Insurer	Burnout Period

AGMC	No expiration
AMBAC	June 30, 2011
MBIA	June 30, 2011
FGIC	n/a

n/a — not applicable; the New York Insurance Department recently ordered FGIC to suspend all claim payments.

In addition, the Bank was unable to perform a cash flow analysis for a limited number of bonds because information was not available. For these bonds, the Bank identified a similar bond (referred to as a proxy bond), based on collateral type, vintage, and current performance. The Bank used the proxy bond’s month-by-month projections from the first model (referred to above) and entered them into the second model for our bond. The result is the Bank’s best estimate of cash flows. This proxy bond approach is the default approach approved by the OTTI Governance Committee for securities without loan level information. As noted previously, the Bank used the proxy bond approach for a limited number of bonds.

These models and assumptions have a significant effect on determining whether any of the investment securities are OTTI. The use of different assumptions, as well as changes in market conditions, could result in materially different net income, retained earnings and total capital for the Bank. Based on the structure of the Bank’s private label MBS and the interaction of assumptions to estimate cash flows, the Bank is unable to isolate the impact of the assumption changes or performance deterioration on estimated credit losses recorded by the Bank. However, the Bank believes that the most significant drivers of the credit loss during 2009 were deterioration of the collateral supporting the Bank’s securities, more severe assumptions for all inputs (housing prices, prepayments, defaults and loss severities) and modeling Prime CUSIPs as Alt-A (or similar to Alt-A). The decrease in prepayment speeds extends the life of the CUSIP, which has a negative impact on senior tranches (which the Bank owns) as more payments are made to subordinate tranches. Modeling Prime CUSIPs as Alt-A (or similar to Alt-A) has a significant impact due to higher loss projections and a credit structure at origination not designed to absorb the higher projected losses.

Based on the Bank’s OTTI evaluation, the Bank has determined that 44 of its private label MBS, including five HELOCs, were other-than-temporarily impaired at December 31, 2009 (i.e., they are projected to incur a credit loss during their life). The Bank has recognized $238.6 million of credit losses on these securities life-to-date. These securities included the seven CUSIPs that had previously been identified as other-than-temporarily impaired at December 31, 2008. For the seven CUSIPs previously identified as other-than-temporarily impaired, the Bank recorded an additional credit loss of $72.1 million during 2009. For the other 37 CUSIPs with OTTI that were identified during 2009, the Bank recorded a credit loss of $156.4 million.

As noted previously, OTTI is based on estimates concerning private label MBS performance and assumptions regarding the economy. When the Bank updates its estimated cash flow projections, the Bank may determine that there is an increase in the estimated cash flows the Bank will receive. This increase in cash flows is recorded as an increase in the yield on the Bank’s investment and is recognized over the life of the investment. During 2009, the Bank recognized an increase in yield on certain private label MBS, resulting in $0.4 million of additional interest income.

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

During 2009, the Bank transferred private label MBS from its held-to-maturity portfolio to its available-for-sale portfolio that had a credit loss recognized. The Bank believes that the occurrence of a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness and permits transfers from held-to-maturity to available-for-sale without calling into question the classification of the remaining held-to-maturity securities. The Bank also believes that the transfer increases its flexibility to potentially sell private label MBS that have incurred a credit loss when market conditions improve without tainting the Bank’s entire held-to-maturity portfolio. During 2009, the Bank transferred certain private label MBS from held-to-maturity to available-for-sale with a total amortized cost of $3.4 billion, OTTI recognized in AOCI of $1.2 billion, fair value of $2.3 billion and an unrecognized gain of $54.2 million as of the date of the transfer.

The following tables present the entire private label and HELOC MBS portfolios and any related OTTI.

Other-Than-Temporary Impairment of
Private Label and HELOC MBS
by Year of Securitization
At and for the Year Ended December 31, 2009

	Prime(1)

		Gross		OTTI related	OTTI Related
(in millions)	Amortized	Unrealized		to Credit	to Noncredit	Total OTTI
Year of Securitization	Cost(3)	Losses(2)	Fair Value	Losses	Losses	Losses

Private label residential MBS:
2007	$1,321.7	$(267.2)	$1,054.5	$(85.8)	$(354.3)	$(440.1)
2006	765.9	(123.0)	642.9	(4.2)	(103.7)	(107.9)
2005	857.3	(107.0)	750.3	(5.2)	(52.9)	(58.1)
2004 and earlier	1,556.2	(139.4)	1,416.8	—	—	—

Total	$4,501.1	$(636.6)	$3,864.5	$(95.2)	$(510.9)	$(606.1)

Total private label residential MBS	$4,501.1	$(636.6)	$3,864.5	$(95.2)	$(510.9)	$(606.1)

Note:  The Bank had no prime HELOCs

	Alt-A(1)

		Gross		OTTI related	OTTI Related
(in millions)	Amortized	Unrealized		to Credit	to Noncredit	Total OTTI
Year of Securitization	Cost(3)	Losses(2)	Fair Value	Losses	Losses	Losses

Private label residential MBS:
2007	$345.2	$(92.9)	$252.3	$(46.3)	$(34.7)	$(81.0)
2006	769.2	(194.8)	574.4	(75.5)	(203.3)	(278.8)
2005	360.9	(67.0)	293.9	(4.0)	(45.4)	(49.4)
2004 and earlier	543.8	(78.3)	465.5	(0.5)	(9.1)	(9.6)

Total	$2,019.1	$(433.0)	$1,586.1	$(126.3)	$(292.5)	$(418.8)

HELOCs:
2006	$23.3	$(13.0)	$10.3	$—	$—	$—
2005	5.2	(3.0)	2.3	—	—	—
2004 and earlier	27.0	(12.6)	14.3	(6.5)	(10.4)	(16.9)

Total	$55.5	$(28.6)	$26.9	$(6.5)	$(10.4)	$(16.9)

Total private label residential MBS and HELOCs	$2,074.6	$(461.6)	$1,613.0	$(132.8)	$(302.9)	$(435.7)

	Subprime(1)

		Gross		OTTI related	OTTI Related
(in millions)	Amortized	Unrealized		to Credit	to Noncredit	Total OTTI
Year of Securitization	Cost(3)	Losses(2)	Fair Value	Losses	Losses	Losses

Private label residential MBS:
2004 and earlier	$9.3	$(3.2)	$6.1	$(0.5)	$(1.4)	$(1.9)

Total	$9.3	$(3.2)	$6.1	$(0.5)	$(1.4)	$(1.9)

Total private label residential MBS	$9.3	$(3.2)	$6.1	$(0.5)	$(1.4)	$(1.9)

Notes:

(1)	The FHLBanks classify private label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

(2)	Represents total gross unrealized losses including noncredit related impairment recognized in AOCI.

(3)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).

Summary of Other-Than-Temporary Impairments Recorded by Security Type and
Duration of Unrealized Losses Prior to Impairment(1)
For the Year Ended December 31, 2009

	Noncredit-Related Gross Unrealized Losses(2)			Credit-Related Gross Unrealized Losses(3)
	Less than 12	12 Months		Less than	12 Months
(in millions)	Months	or Greater	Total	12 Months	or Greater	Total

Available-for-sale securities:
Prime:
Private label residential MBS	$—	$(510.9)	$(510.9)	$—	$(95.2)	$(95.2)
Alt-A:
Private label residential MBS	—	(292.5)	(292.5)	—	(126.3)	(126.3)
HELOCs
Private label residential MBS	—	(10.4)	(10.4)	—	(6.5)	(6.5)
Subprime:
Private label residential MBS	—	(1.4)	(1.4)	—	(0.5)	(0.5)

Total available-for-sale securities	$—	$(815.2)	$(815.2)	$—	$(228.5)	$(228.5)

Private label MBS total	$—	$(815.2)	$(815.2)	$—	$(228.5)	$(228.5)

Notes:

(1)	The FHLBanks classify private label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.

(2)	Noncredit losses were recognized in AOCI upon OTTI determination at December 31, 2009.

(3)	Credit losses were recognized in earnings upon OTTI determination at December 31, 2009.

In its ongoing review, management will continue to evaluate all impaired securities, including those on which charges for OTTI have been recorded. If the performance of the Bank’s private label MBS portfolio continues to deteriorate, additional securities in the Bank’s held-to-maturity and available-for-sale portfolios could become OTTI, which could lead to additional material OTTI charges. At the present time, the Bank cannot estimate the future amount of any additional OTTI charges.

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, for all private label MBS and HELOC investments evaluated under a base case (or best estimate) scenario, the Bank also performed a cash flow analysis for each of these securities under one additional scenario that represented a meaningful and plausible more adverse external assumption. This more adverse scenario showed a larger home price decline and a slower rate of housing price recovery. Specifically, the current-to-trough forecast showed a decline of 5 percentage points more than the base case current-to-trough housing price decline, and the housing price recovery path has housing prices reflecting no increase from the trough level the first year after the trough is reached, a 1 percent increase in the second year, a 2 percent increase in the third and fourth years, and a 3 percent per year increase thereafter.

As shown in the table below, based on the estimated cash flows of the Banks’ private label MBS and home equity loan investments under the adverse case scenario, the Bank’s fourth quarter 2009 credit losses would have increased $81.5 million. The increase in the credit loss under the adverse case scenario is the result of the credit loss increasing on securities currently identified by the Banks as OTTI and 7 additional securities with an unpaid principal balance of $418.9 million. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could significantly increase the estimated credit loss incurred by the Banks. The adverse case housing price forecast is not management’s best estimate forecast and should not be used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

OTTI Credit Loss — Base vs. Stress Scenario
For the Three Months Ended December 31, 2009

	Base Case Scenario	Stress Scenario
(in millions)	(In Net Loss)	(Disclosure Only)

Prime	$34.3	$70.6
Alt-A	24.4	64.0
Subprime	0.2	0.4
HELOCs	6.5	11.9

Total OTTI credit loss	$65.4	$146.9

Credit and Counterparty Risk – Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans.  The Bank offers a mortgage loan purchase program as a service to members and housing associates. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members or housing associates in a shared credit risk structure, including the necessary credit enhancement. These assets carry credit enhancements, which give them the approximate equivalent of a AA credit rating, although the credit enhancement is not actually rated. The Bank had net mortgage loan balances of $5.2 billion and $6.2 billion as of December 31, 2009 and December 31, 2008, respectively, after allowance for credit losses of $2.7 million and $4.3 million, respectively. The decrease in the allowance for credit losses related to the MPF portfolio was driven by several factors, including updated default and loss assumptions. Delinquencies in the Bank’s portfolio remain markedly below national delinquency numbers for prime mortgage loans.

The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to consumers that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. Mortgage loans are generally placed on nonaccrual status when they become 90 days or more delinquent. See Notes 2 and 11 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K for additional information.

Mortgage loan delinquencies and nonaccrual balances as of December 31, 2009 and 2008, were as follows:

	December 31,	December 31,
(dollars in millions)	2009	2008

30 — 59 days delinquent	$98.3	$105.1
60 — 89 days delinquent	31.7	31.0
90 days or more delinquent	86.1	47.8

Total delinquencies	$216.1	$183.9

Nonaccrual loans	$71.2	$38.3
Loans past due 90 days or more and still accruing interest	16.5	12.6

Delinquencies as a percent of total mortgage loans outstanding	4.2%	3.0%
Nonaccrual loans as a percent of total mortgage loans outstanding	1.4%	0.6%

The Bank’s members or housing associates that are approved as PFIs continue to bear a significant portion of the credit risk through credit enhancements that they provide to the Bank. These credit enhancements are required to be sufficient to protect the Bank from excess credit risk exposure. See Item 1. Business as well as Financial Condition and the “Mortgage Partnership Finance Program” discussion in Other Financial Information, both in this Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K, for additional information regarding the Bank’s various mortgage loan programs, the related allowance for credit losses and the management of various risks, including credit risk.

Mortgage Insurers.  The Bank’s MPF Program currently has credit exposure to nine mortgage insurance companies that provide both primary mortgage insurance and supplemental mortgage insurance under The Bank’s various programs. The Bank closely monitors the financial condition of these mortgage insurers. All providers are required to maintain a rating of AA- or better by at least one credit rating agency and are reviewed at least annually by the Bank’s Credit Risk Committee or more frequently as circumstances warrant. The MPF Provider and the various FHLBanks offering the MPF Program have established a set of financial criteria for further monitoring the financial condition of the mortgage insurance companies.

Under the provisions of the MPF Program, when an insurer is no longer considered a qualified SMI provider for the MPF Program due to a ratings downgrade, the Bank is required to notify affected PFIs that they will be required to take one of the following actions within six months: (1) obtain replacement SMI coverage with a different provider; or (2) assume a credit enhancement obligation equivalent to SMI coverage and provide adequate collateralization of the credit enhancement obligation. To date, the Bank’s affected PFIs have pledged sufficient collateral to secure their credit enhancement obligations. In the event the PFIs had not taken one of these actions, the Bank would have withheld the PFIs performance-based credit enhancement fees.

Within the other category in the table below, only one of the Bank’s mortgage insurers currently maintains a rating of A- or better by at least one credit rating agency. As required by the MPF Program, for ongoing primary mortgage insurance, the ratings model currently requires additional credit enhancement from the PFI to compensate for the lower mortgage insurer rating. The MPF Plus product, which requires supplemental mortgage insurance under the MPF Program, is currently not being offered due to a lack of insurers writing new SMI policies. The Bank had no open MPF Plus Master Commitments at December 31, 2009.

The following tables present mortgage insurance provider credit exposure and concentrations with coverage greater than 10% of total coverage as of December 31, 2009 and 2008.

	December 31, 2009
	Credit Rating (Fitch/	Primary	Supplemental	Total
	Moody’s/Standard &	Mortgage	Mortgage	Credit	Percent
(dollars in millions)	Poor’s)	Insurance	Insurance	Exposure	of Total

Genworth Mortgage Insurance Corp. (Genworth)	-/Baa2/BBB-	$6.9	$51.4	$58.3	40.7
Mortgage Guaranty Insurance Corp. (MGIC)	BB-/Ba2/ B+	24.2	3.6	27.8	19.4
Republic Mortgage Insurance Company (RMIC)	BBB-/Baa2/BBB-	15.4	5.1	20.5	14.3
PMI Mortgage Insurance Co. (PMI)	-/Ba3/B+	13.6	0.8	14.4	10.0
Other insurance providers		22.0	0.4	22.4	15.6

Total		$82.1	$61.3	$143.4	100.0

	December 31, 2008
	Credit Rating (Fitch/	Primary	Supplemental	Total
	Moody’s/Standard &	Mortgage	Mortgage	Credit	Percent of
(dollars in millions)	Poor’s)	Insurance	Insurance	Exposure	Total

Genworth Mortgage Insurance Corp. (Genworth)	-/Aa3/A+	$7.7	$53.2	$60.9	36.4
Mortgage Guaranty Insurance Corp. (MGIC)	A-/A1/A-	27.9	5.5	33.4	20.0
Republic Mortgage Insurance Company (RMIC)	A+/A1/A	20.0	5.1	25.1	15.0
PMI Mortgage Insurance Co. (PMI)	BBB+/A3/A-	18.6	0.8	19.4	11.6
Other insurance providers	—	28.1	0.4	28.5	17.0

Total		$102.3	$65.0	$167.3	100.0

As of March 15, 2010, Fitch no longer rated MGIC. In addition, Moody’s downgraded RMIC and PMI to Ba1 and B2, respectively, as of March 15, 2010.

Banking On Business (BOB) Loans.  The Bank’s BOB loan program for members is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program through members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval. The entire BOB program is classified as a nonaccrual loan portfolio due to the fact that the Bank has doubt about the ultimate collection of the contractual principal and interest of the loans. Therefore, interest income is not accrued on these loans; income is recognized on a cash basis after the loan balance has been fully repaid.

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

The Bank regularly monitors the credit exposure of derivative transactions by determining the market value of positions using an internal pricing model. The market values generated by this model are compared to other internal models and dealer prices on a monthly basis. Collateral transfers required due to changes in market values are conducted on a daily basis, when necessary. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The recent deterioration in the credit/financial markets has heightened the Bank’s awareness of derivative default risk. In response, the Bank has created a task force which has worked toward lessening this risk by (1) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts; (2) substituting securities for cash collateral, which would allow a more detailed identification of the Bank’s particular collateral; and (3) attempting to negotiate revised ISDA Master Agreement terms, when necessary, that should help to mitigate losses in the event of a counterparty default. These agreement negotiations include establishing tri-party collateral agreements where possible to further protect the Bank’s collateral. The Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty and do not permit rehypothecation.

For purposes of the table below, the notional principal outstanding reflects only those counterparties which have net credit exposure at December 31, 2009 and 2008. In addition, the maximum credit exposure represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank and the net credit exposure represents maximum credit exposure less the protection afforded by contractually required collateral held by the Bank.

	December 31, 2009
		Notional	Maximum	Cash	Net
(dollars in millions)	Number of	Principal	Credit	Collateral	Credit
Credit Rating(1)	Counterparties	Outstanding	Exposure	Held	Exposure

AA	2	$440.0	$3.4	$—	$3.4
A	2	125.0	4.2	—	4.2

Total	4	$565.0	$7.6	$—	$7.6

	December 31, 2008
		Notional	Maximum	Cash
(dollars in millions)	Number of	Principal	Credit	Collateral	Net Credit
Credit Rating(1)	Counterparties	Outstanding	Exposure	Held	Exposure

AAA	1	$20.0	$0.8	$—	$0.8
AA	2	1,320.0	16.5	—	16.5
A	4	2,382.3	21.4	9.8	11.6

Total	7	$3,722.3	$38.7	$9.8	$28.9

Note:

(1)	Credit ratings reflect the lowest rating from the credit rating agency. These tables do not reflect changes in any rating, outlook or watch status after December 31, 2009 and December 31, 2008. The Bank measures credit exposure through a process which includes internal credit review and various external factors.

At the time of its bankruptcy in 2008, Lehman Brothers, along with its subsidiary LBSF, was the Bank’s largest derivative counterparty. As a result of the bankruptcy filing in September 2008, the Bank terminated 595 derivative trades. A portion of these trades were replaced. For further information, see the detailed discussion regarding the Lehman-related transactions in “Current Financial and Mortgage Market Events and Trends” discussion in Earnings Performance in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K.

At December 31, 2009, four counterparties collectively represented 100% of the Bank’s total net credit exposure, two rated AA and two rated A. At December 31, 2008, four counterparties, all of whom were rated at least A, collectively represented approximately 91% of the Bank’s total net credit exposure. The Bank’s total net credit exposure to derivative counterparties, which reflects derivative assets net of cash collateral, was $7.6 million and $28.9 million at December 31, 2009 and 2008, respectively.

Liquidity and Funding Risk

As a wholesale bank, the Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank’s liquidity resources are designed to support these financial strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank’s assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Effective March 6, 2009, the Finance Agency provided final guidance revising and formalizing prior guidance regarding additional increases in liquidity originally provided to the FHLBanks in fourth quarter 2008. This final guidance requires the Bank to maintain sufficient liquidity in an amount at least equal to its anticipated cash outflows under two different scenarios. One scenario assumes that the Bank can not access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that during that period it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the original five calendar day contingency liquidity requirement discussed below. The new requirement is designed to enhance the Bank’s protection against temporary disruptions in access to the FHLBank System debt markets in response to a rise in capital markets volatility. Longer term contingency liquidity is discussed in the contingency liquidity section which follows.

Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa/P-1 by Moody’s Investor Service, Inc. and AAA/A-1+ by Standard & Poor’s. These ratings measure the likelihood of timely payment of principal and interest. At December 31, 2009, the Bank’s consolidated obligation bonds outstanding totaled $49.1 billion compared to $61.4 billion as of December 31, 2008, a decrease of $12.3 billion, or 20.0%. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at December 31, 2009 were $10.2 billion compared to $22.9 billion at December 31, 2008, a decrease of $12.7 billion, or 55.5%, largely due to a decrease in short-term member borrowings. The Bank combines consolidated obligations with derivatives in order to lower its effective all-in cost of funds and simultaneously reduce interest rate risk. The funding strategy of issuing bonds while simultaneously entering into swap agreements is referred to as the issuance of structured debt. Discount notes have not generally been combined with derivatives by the Bank, although this approach may be used by the Bank in the future.

The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. From July 2008 through August 2009, market concerns regarding the outlook for the net supply of GSE debt over the short-term, as well as any investments linked to the U.S. housing market, adversely affected access to the unsecured debt markets, particularly for long-term and callable debt. As a result, the Bank experienced an increase in long-term debt funding costs relative to the U.S. Treasury and LIBOR yield curves which reflected both investor reluctance to purchase longer-term obligations and investor demand for high-quality, short-term assets. As these long-term debt spreads widened, the Bank experienced difficulty providing term funding to its members at attractive levels consistent with historical practice. Since August 2009, conditions have improved as has the Bank’s ability to access the longer-term debt market.

The Bank’s investments also represent a key source of liquidity. Total investments available for liquidation may include trading securities, available-for-sale securities, Federal funds sold and certificates of deposit. These amounts were $9.8 billion at December 31, 2009, compared to $9.6 billion at December 31, 2008. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasuries, TLGP investments, U.S. agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. In addition, U.S. Treasuries may be used as collateral for derivative counterparty obligations in lieu of cash.

As noted in the “Legislative and Regulatory Developments” and “Current Financial and Mortgage Market Events and Trends” discussions in Earnings Performance in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K, the Housing Act provided temporary authority for the U.S. Treasury to provide liquidity to the FHLBanks in any amount, as deemed appropriate, in part through the establishment of the GSECF. In connection with the GSECF, the Bank entered into a Lending Agreement with the U.S. Treasury. Any extensions of credit under this agreement would be a consolidated obligation and would be the joint and several obligation of all twelve FHLBanks. The Bank never drew on this source of liquidity and this authorization expired December 31, 2009.

For further information on the Bank’s liquidity risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank’s liquidity. In addition, if the Bank’s ability to access the long-term debt markets would be limited, this may have a material adverse effect on its liquidity, results of operations and financial condition, as well as its ability to fund operations, including advances.”

Deposit Reserves.  The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2009, decreased to $1.3 billion from $1.5 billion at December 31, 2008. Factors that generally influence deposit levels include turnover in members’ investment securities portfolios, changes in member demand for liquidity primarily due to member institution deposit growth, the slope of the yield curve and the Bank’s deposit pricing as compared to other short-term money market rates. Fluctuations in this source of the Bank’s funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies, or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2009 and 2008, excess deposit reserves were $32.8 billion and $48.5 billion, respectively.

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions; operational disruptions at other FHLBanks or the OF; or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a liquidity and funds management policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and (4) if necessary, allowing loans to mature without renewal. The Bank’s GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access. Due in part to capital markets disruptions in the fourth quarter of 2008, the Bank was in violation of this 90-day liquidity requirement at times in the first six months of 2009 but was in compliance at each quarter-end in 2009.

Additionally, consistent with regulatory requirements, the Bank’s liquidity and funds management policy has historically required the Bank to hold contingency liquidity sufficient to meet the Bank’s estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank’s liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, securities available for repurchase agreements, available-for-sale securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2009 and 2008, excess contingency liquidity was approximately $12.9 billion and $16.9 billion, respectively. As noted above, the Bank also had access to additional liquidity through the GSECF, if necessary. The GSECF expired December 31, 2009 and the Bank never drew on this line.

Repurchases of Excess Capital Stock.  In the past, the Bank also retained liquidity to repurchase a member’s capital stock, upon request and at the Bank’s sole discretion, at par value as long as the repurchase would not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. Throughout 2008, it had been the Bank’s practice to routinely (monthly) repurchase capital stock in excess of a member’s minimum investment requirement. As a result, increases and decreases in capital stock remained generally in line with changes in the borrowing patterns of members. On December 23, 2008, the Bank announced its decision to voluntarily suspend the repurchase of excess capital stock until further notification in an effort to preserve capital. Additionally, as of December 31, 2009 and 2008, the Bank had outstanding capital redemption requests of $8.3 million and $4.7 million, respectively. See Note 19 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this 2009 Annual Report filed on Form 10-K for additional information.

Negative Pledge Requirement.  Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates; and (6) other securities that are assigned a rating or assessment by a credit rating agency that is equivalent or higher than the rating or assessment assigned by the credit rating agency to the consolidated obligations. As of December 31, 2009 and 2008, the Bank held total non-pledge qualifying assets in excess of total consolidated obligations of $5.6 billion and $6.3 billion, respectively.

Joint and Several Liability.  Although the Bank is primarily liable for its portion of consolidated obligations, i.e., those issued on its behalf, the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. If the principal or interest on any consolidated obligation issued on behalf of the Bank is not paid in full when due, the Bank may not pay dividends to, or redeem or repurchase shares of capital stock from, any member of the Bank. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance

Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 16 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data for additional information.

Bank management also relies on the operation of the Finance Agency’s joint and several liability regulation. The regulation requires that each FHLBank file with the Finance Agency a quarterly certification that it will remain capable of making full and timely payment of all of its current obligations, including direct obligations, coming due during the next calendar quarter. In addition, if a FHLBank cannot make such a certification or if it projects that it may be unable to meet its current obligations during the next quarter on a timely basis, it must file a notice with the Finance Agency. As of December 31, 2009, the Bank has never been required to assume or pay the consolidated obligations of another FHLBank, nor has another FHLBank been required to assume or pay the consolidated obligations on behalf of the Bank.

The Bank’s total consolidated obligation bonds and discount notes represented 6.3% and 6.8% of total FHLBank System consolidated obligations as of December 31, 2009 and 2008, respectively. For the FHLBank System, total par value of consolidated obligations were $930.6 billion and $1.3 trillion as of December 31, 2009 and 2008, respectively. Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments.

	December 31, 2009			December 31, 2008
	Consolidated Obligations			Consolidated Obligations

		Discount			Discount
(in millions)	Bonds	Notes	Total	Bonds	Notes	Total

Atlanta	$120,172.4	$17,130.4	$137,302.8	$135,738.4	$55,393.5	$191,131.9
Boston	35,617.3	22,281.4	57,898.7	33,331.3	42,567.3	75,898.6
Chicago	58,741.6	22,144.3	80,885.9	55,137.2	29,483.8	84,621.0
Cincinnati	41,087.7	23,188.8	64,276.5	42,214.4	49,388.8	91,603.2
Dallas	51,171.5	8,764.9	59,936.4	56,006.8	16,924.0	72,930.8
DesMoines	50,322.6	9,418.9	59,741.5	42,269.1	20,153.4	62,422.5
Indianapolis	35,790.6	6,251.7	42,042.3	28,501.4	23,520.5	52,021.9
New York	73,357.9	30,838.1	104,196.0	80,954.2	46,431.3	127,385.5
Pittsburgh	48,808.8	10,210.0	59,018.8	62,066.6	22,883.8	84,950.4
San Francisco	159,929.1	18,257.4	178,186.5	209,046.5	92,155.0	301,201.5
Seattle	29,678.4	18,502.9	48,181.3	38,137.6	15,899.0	54,036.6
Topeka	27,361.8	11,588.3	38,950.1	27,020.3	26,317.5	53,337.8

Total FHLBank System	$732,039.7	$198,577.1	$930,616.8	$810,423.8	$441,117.9	$1,251,541.7

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

See the “Risk Management” discussion in Item 7. Management’s Discussion and Analysis in Part II of this 2009 Annual Report filed on Form 10-K.

Item 8:	Financial Statements and Supplementary Financial Data

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Bank is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Bank’s internal control over financial reporting is designed by and under the supervision of the Bank’s management, including our Chief Executive Officer and Chief Financial Officer. The Bank’s internal controls over financial reporting are to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on its assessment, management of the Bank determined that as of December 31, 2009, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2009, has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of the Federal Home Loan Bank of Pittsburgh:

In our opinion, the accompanying statements of condition and the related statements of operations, of changes in capital, and of cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Pittsburgh (the “Bank”) at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Bank’s internal control over financial reporting based on our audits (which was an integrated audit in 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 3, effective January 1, 2009, the Bank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Pittsburgh, PA
March 18, 2010

Financial Statements for the Years Ended 2009, 2008 and 2007

Federal Home Loan Bank of Pittsburgh
Statement of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2009	2008	2007

Interest income:
Advances	$606,825	$2,141,142	$2,864,237
Prepayment fees on advances, net	5,245	9,314	1,535
Interest-earning deposits	11,232	9,570	712
Federal funds sold	3,036	77,102	195,104
Trading securities (Note 5)	13,539	474	—
Available-for-sale securities	70,586	1,304	2,855
Held-to-maturity securities	456,317	796,896	875,981
Mortgage loans held for portfolio	281,037	316,018	337,906
Loans to other FHLBanks	—	14	14

Total interest income	1,447,817	3,351,834	4,278,344

Interest expense:
Consolidated obligation discount notes	42,090	686,031	1,106,060
Consolidated obligation bonds	1,140,322	2,348,602	2,728,159
Deposits	1,331	34,887	75,218
Mandatorily redeemable capital stock	—	148	393
Other borrowings	65	241	1,496

Total interest expense	1,183,808	3,069,909	3,911,326

Net interest income before provision for credit losses	264,009	281,925	367,018
Provision (benefit) for credit losses	(2,562)	7,115	1,497

Net interest income after provision (benefit) for credit losses	266,571	274,810	365,521
Other income (loss):
Total OTTI losses (Note 8)	(1,043,694)	—	—
Portion of OTTI losses recognized in other comprehensive loss (Note 8)	815,174	—	—

Net OTTI losses (Note 8)	(228,520)	—	—
Realized losses on OTTI securities	—	(266,001)	—
Net gains (losses) on trading securities (Note 5)	1,261	(706)	(79)
Net realized gains (losses) on available-for-sale securities (Note 6)	(2,178)	—	1,588
Net realized gains on held-to-maturity securities (Note 7)	1,799	—	—
Net gains on derivatives and hedging activities (Note 12)	12,020	66,274	10,813
Contingency reserve (Note 23)	(35,314)	—	—
Services fees	2,491	3,193	4,196
Other, net	8,729	5,026	1,505

Total other income (loss)	(239,712)	(192,214)	18,023
Other expense:
Salaries and benefits	33,267	30,450	35,860
Other operating	25,352	20,089	20,044
Finance Agency/Finance Board	3,157	3,045	2,582
Office of Finance	2,540	2,587	2,632

Total other expense	64,316	56,171	61,118

Income (loss) before assessments	(37,457)	26,425	322,426
Affordable Housing Program (Note 17)	—	2,186	26,361
REFCORP (Note 18)	—	4,850	59,213

Total assessments	—	7,036	85,574

Net income (loss)	$(37,457)	$19,389	$236,852

Earnings per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	40,049	40,274	33,947

Basic and diluted earnings (loss) per share	$(0.93)	$0.48	$6.98

Dividends per share	$—	$3.60	$5.76

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition

	December 31,
(in thousands, except par value)	2009	2008

ASSETS
Cash and due from banks (Note 4)	$1,418,743	$67,577
Interest-earning deposits	7,571	5,103,671
Federal funds sold	3,000,000	1,250,000
Investment securities:

Trading securities (Note 5)	1,286,205	506,807
Available-for-sale securities, at fair value (Note 6)	2,397,303	19,653
Held-to-maturity securities; fair value of $10,106,225 and $12,825,341, respectively (Note 7)	10,482,387	14,918,045
Advances (Note 9)	41,177,310	62,153,441
Mortgage loans held for portfolio (Note 10), net of allowance for credit losses of $2,680 and $4,301, respectively (Note 11)	5,162,837	6,165,266
Banking on Business loans, net of allowance for credit losses of $9,481 and $9,725, respectively (Note 11)	11,819	11,377
Accrued interest receivable	229,005	434,017
Prepaid REFCORP assessment (Note 18)	39,641	39,641
Premises, software and equipment, net (Note 13)	21,707	22,682
Derivative assets (Note 12)	7,662	28,888
Other assets	48,672	84,858

Total assets	$65,290,862	$90,805,923

LIABILITIES AND CAPITAL
Liabilities
Deposits: (Note 14)
Interest-bearing	$1,257,717	$1,467,606
Noninterest-bearing	26,613	18,771

Total deposits	1,284,330	1,486,377

Consolidated obligations, net: (Note 16)
Discount notes	10,208,891	22,864,284
Bonds	49,103,868	61,398,687

Total consolidated obligations, net	59,312,759	84,262,971

Mandatorily redeemable capital stock (Note 19)	8,256	4,684
Accrued interest payable	301,495	494,078
Affordable Housing Program (Note 17)	24,541	43,392
Derivative liabilities (Note 12)	623,524	355,014
Other liabilities	22,844	24,540

Total liabilities	61,577,749	86,671,056

Commitments and contingencies (Note 23)	—	—

Capital (Note 19)
Capital stock — putable ($100 par value) issued and outstanding shares:
40,181 and 39,817 shares in 2009 and 2008, respectively	4,018,065	3,981,688
Retained earnings	388,988	170,484
Accumulated other comprehensive income (loss) (AOCI) (Note 19):
Net unrealized loss on available-for-securities (Note 6)	(2,020)	(14,543)
Net noncredit portion of OTTI losses on available-for-sale securities (Note 6)	(691,503)	—
Net unrealized gain (loss) relating to hedging activities	264	(885)
Pension and post-retirement benefits (Note 20)	(681)	(1,877)

Total accumulative other comprehensive loss	(693,940)	(17,305)

Total capital	3,713,113	4,134,867

Total liabilities and capital	$65,290,862	$90,805,923

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows

	Year ended December 31,
(in thousands)	2009	2008	2007

OPERATING ACTIVITIES
Net income (loss)	$(37,457)	$19,389	$236,852
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	(235,348)	(285,293)	111,321
Change in net fair value adjustment on derivative and hedging activities	386,534	28,169	10,254
OTTI losses	228,520	266,001	—
Other adjustments	(2,178)	7,126	(91)
Net change in:
Trading securities	(779,398)	(499,215)	(7,592)
Accrued interest receivable	205,077	95,230	(112,964)
Other assets	37,785	(45,880)	3,489
Accrued interest payable	(192,583)	(63,807)	(8,465)
Other liabilities(1)	(18,572)	(79,023)	15,220

Total adjustments	(370,163)	(576,692)	11,172

Net cash (used in) provided by operating activities	$(407,620)	$(557,303)	$248,024

INVESTING ACTIVITIES
Net change in:
Interest-earning deposits (including $5,178 and $1,996 from and $595 to other FHLBanks for mortgage loan programs)	$6,033,972	$(6,471,170)	$(60,052)
Federal funds sold	(1,750,000)	3,475,000	(1,355,000)
Loans to other FHLBanks	—	500,000	(500,000)
Premises, software and equipment	(4,617)	(3,081)	(7,613)
Available-for-sale securities:
Proceeds	215,386	7,255	21,680
Purchases	(2,300)	—	—
Held-to-maturity securities:
Net decrease (increase) in short-term	(400,000)	3,058,507	(1,804,217)
Proceeds from long-term	3,417,038	3,059,092	2,390,590
Purchases of long-term	(1,791,609)	(1,372,234)	(3,919,526)
Advances:
Proceeds	139,136,673	1,382,585,116	854,663,481
Made	(119,327,752)	(1,374,295,150)	(873,125,167)
Mortgage loans held for portfolio:
Proceeds	1,413,868	772,968	867,012
Purchases	(427,337)	(735,750)	(134,051)

Net cash provided by (used in) investing activities	$26,513,322	$10,580,553	$(22,962,863)

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows – (Continued)

	Year Ended December 31,
(in thousands)	2009	2008	2007

FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(211,876)	$(952,337)	$1,022,547
Net (payments) proceeds from derivative contacts with financing elements	(209,043)	277,892	—
Net proceeds from issuance of consolidated obligations:
Discount notes	139,008,524	746,658,788	610,513,392
Bonds (including $0, $313,928 and $0 from other FHLBanks)	26,224,097	32,575,039	30,473,757
Payments for maturing and retiring consolidated obligations:
Discount notes	(151,629,431)	(758,393,771)	(593,701,220)
Bonds	(37,976,756)	(30,031,218)	(26,015,389)
Proceeds from issuance of capital stock	39,949	4,547,000	6,521,212
Payments for redemption of mandatorily redeemable capital stock	—	(53,663)	(3,963)
Payments for redemption/repurchase of capital stock	—	(4,505,626)	(5,910,838)
Cash dividends paid	—	(145,165)	(195,369)

Net cash (used in) provided by financing activities	$(24,754,536)	$(10,023,061)	$22,704,129

Net increase (decrease) in cash and cash equivalents	$1,351,166	$189	$(10,710)
Cash and cash equivalents at beginning of the year	67,577	67,388	78,098

Cash and cash equivalents at end of the year	$1,418,743	$67,577	$67,388

Supplemental disclosures:
Interest paid during the year	$1,553,665	$2,716,434	$2,752,603
AHP payments, net	18,851	18,706	15,835
REFCORP assessments paid	—	61,168	57,067
Transfers of mortgage loans to real estate owned	18,907	8,290	5,944
Noncash transfer of OTTI held-to-maturity securities to available-for-sale	2,243,739	—	—

Note:

(1) Other liabilities includes the net change in the REFCORP receivable/payable where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh

Statement of Changes in Capital

				Accumulated
				Other
	Capital Stock - Putable		Retained	Comprehensive
(in thousands)	Shares	Par Value	Earnings	Income (Loss)	Total Capital

Balance December 31, 2006	33,844	$3,384,358	$254,777	$(5,161)	$3,633,974

Proceeds from sale of capital stock	65,212	$6,521,212	—	—	$6,521,212
Redemption/repurchase of capital stock	(59,109)	(5,910,838)	—	—	(5,910,838)
Comprehensive income:
Net income	—	—	$236,852	—	236,852
Net unrealized (loss) on available-for-sale securities	—	—	—	$(1,803)	(1,803)
Reclassification adjustment for (gains) losses included in net income relating to: Available-for-sale securities	—	—	—	(1,588)	(1,588)
Hedging activities	—	—	—	2,057	2,057
Pension and postretirement benefits	—	—	—	191	191

Total comprehensive income (loss)	—	—	236,852	(1,143)	235,709
Cash dividends on capital stock	—	—	(195,369)	—	(195,369)

Balance December 31, 2007	39,947	$3,994,732	$296,260	$(6,304)	$4,284,688

Proceeds from sale of capital stock	45,470	$4,547,000	—	—	$4,547,000
Redemption/repurchase of capital stock	(45,056)	(4,505,626)	—	—	(4,505,626)
Net shares reclassified to mandatorily redeemable capital stock	(544)	(54,418)	—	—	(54,418)
Comprehensive income:
Net income	—	—	$19,389		19,389
Net unrealized (loss) on available-for-sale Securities	—	—	—	$(15,464)	(15,464)
Reclassification adjustment for losses included in net income relating to: Available-for-sale securities	—	—	—	2,842	2,842
Hedging activities	—	—	—	2,031	2,031
Pension and postretirement benefits	—	—	—	(410)	(410)

Total comprehensive income (loss)	—	—	19,389	(11,001)	8,388
Cash dividends on capital stock	—		(145,165)	—	(145,165)

Balance December 31, 2008	39,817	$3,981,688	$170,484	$(17,305)	$4,134,867

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital – (Continued)

				Accumulated
				Other
	Capital Stock - Putable		Retained	Comprehensive
(in thousands)	Shares	Par Value	Earnings	Income (Loss)	Total Capital

Balance December 31, 2008	39,817	$3,981,688	$170,484	$(17,305)	$4,134,867

Cumulative effect adjustment relating to amended OTTI guidance	—	—	$255,961	$(255,961)	—
Proceeds from sale of capital stock	399	$39,949	—	—	$39,949
Net shares reclassified to mandatorily redeemable capital stock	(35)	(3,572)	—	—	(3,572)
Comprehensive income (loss):
Net loss	—	—	(37,457)	—	(37,457)
Net unrealized gains on available-for-sale securities	—	—	—	10,345	10,345
Net noncredit portion of OTTI losses on available- for-sale securities:
Noncredit portion of OTTI losses including noncredit OTTI losses transferred from held- to-maturity securities and subsequent fair value adjustments	—	—	—	(821,123)	(821,123)
Reclassification of noncredit portion of impairment losses included in net income	—	—	—	132,462	132,462
Net noncredit portion of OTTI losses on held-to- maturity securities:
Noncredit portion of OTTI losses	—	—	—	(961,443)	(961,443)
Reclassification of noncredit portion of OTTI losses included in net income	—	—	—	24,664	24,664
Accretion of noncredit portion of OTTI losses	—	—	—	31,175	31,175
Reclassification of noncredit portion of OTTI losses to available-for-sale securities	—	—	—	1,158,723	1,158,723
Reclassification adjustment for losses included in net income relating to: Available-for-sale	—	—	—	2,178	2,178
Hedging activities	—	—	—	1,149	1,149
Pension and postretirement benefits	—	—	—	1,196	1,196

Total comprehensive loss	—	—	(37,457)	(420,674)	(458,131)

Balance at December 31, 2009	40,181	$4,018,065	$388,988	$(693,940)	$3,713,113

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements

Note 1 – Background Information

The Bank, a federally chartered corporation, is one of 12 district FHLBanks. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and targeted community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. According to final Finance Agency rule effective February 4, 2010, Community Development Financial Institutions (CDFIs) which meet certain standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required to hold capital stock.

All members must purchase stock in the Bank. The amount of capital stock members own is based on their outstanding loans, their unused borrowing capacity and the principal balance of residential mortgage loans previously sold to the Bank. See Note 19 for additional information. The Bank considers those members with capital stock outstanding in excess of ten percent of total capital stock outstanding to be related parties. See Note 21 for additional information.

The Finance Board, an independent agency in the executive branch of the United States government, supervised and regulated the FHLBanks and the OF through July 29, 2008. With the passage of the Housing Act, the Finance Agency was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. The Finance Agency’s principal purpose with respect to the FHLBanks is to ensure that the FHLBanks operate in a safe and sound manner including maintenance of adequate capital and internal controls. In addition, the Finance Agency ensures that the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the Housing Act and the authorizing statute; each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Act and the Housing Act; and the activities of each FHLBank and the manner in which such regulated entity is operated are consistent with the public interest. Each FHLBank operates as a separate entity with its own management, employees and board of directors. The Bank does not consolidate any off-balance sheet special-purpose entities (SPEs) or other conduits.

As provided by the Act, as amended, or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. See Note 16 for additional information. The OF is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily uses these funds to provide advances and to purchase mortgages from members through the MPF Program. See Notes 9 and 10 for additional information. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

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

Notes to Financial Statements (continued)

Interest-Earning Deposits, Securities Purchased Under Agreements to Resell and Federal Funds Sold.  These investments provide short-term liquidity and are carried at cost. The Bank has the ability to sell Federal funds to eligible counterparties. These funds are usually sold for one-day periods, but can have longer terms for up to one year. The Bank treats securities purchased under agreements to resell as collateralized financings. The Bank may invest in certificates of deposits (CDs) that are recorded at amortized cost as interest-earning deposits. The Bank also invests in certain CDs and bank notes that meet the definition of a security and are recorded as investment securities.

Investment Securities.  The Bank classifies investments as trading, available-for-sale or held-to-maturity at the date of acquisition. Purchases and sales are recorded on a trade date basis.

The Bank may classify certain investment securities acquired for purposes of liquidity and asset/liability management as trading and carry them at fair value. The Bank records changes in the fair value of these investment securities through other income as “net gains (losses) on trading securities.” However, the Bank does not participate in speculative trading practices.

The Bank classifies certain investment securities for which it has both the ability and intent to hold to maturity as held-to-maturity securities and carries them at amortized cost. These securities are adjusted for periodic principal repayments and the amortization of premiums and accretion of discounts which are calculated using the interest method.

The Bank classifies all other investment securities as available-for-sale and carries them at fair value. The change in fair value of the available-for-sale securities is recorded in other comprehensive income as “net unrealized gain (loss) on available-for-sale securities.”

Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, sales of debt securities that meet either of the following two conditions may be considered maturities for purposes of the classification of securities: (1) the sale occurs near enough (within three months) to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security’s fair value; or (2) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

The Bank computes the amortization and accretion of premiums and discounts on investment securities using the interest method to contractual maturity of the securities. The contractual method recognizes the income effects of premiums and discounts based on the actual behavior of the underlying assets and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior. Certain basis adjustments to the carrying value of investment securities are amortized or accreted to earnings using the interest method.

The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss).

Investment Securities – Other-Than-Temporary Impairment.  The Bank evaluates its individual available-for-sale and held-to-maturity securities in unrealized loss positions for other-than-temporary

Notes to Financial Statements (continued)

impairment (OTTI) on a quarterly basis. An investment is considered impaired when its fair value is less than its cost. The Bank considers an OTTI to have occurred under any of the following circumstances:

•	The Bank has an intent to sell the debt security;
•	If, based on available evidence, the Bank believes it is more likely than not that it will be required to sell the debt security before the recovery of its amortized cost basis; or
•	The Bank does not expect to recover the entire amortized cost basis of the debt security.

If either of the first two conditions above is met, the Bank recognizes an OTTI charge in earnings equal to the entire difference between the security’s amortized cost basis and its fair value as of the Statement of Condition date.

For securities in an unrealized loss position that meet neither of the first two conditions, the Bank performs an analysis to determine if it will recover the entire amortized cost basis of each of these securities, which may include a cash flow test. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (the credit component) is recognized in earnings, while the amount related to all other factors (the non-credit component) is recognized in accumulated other comprehensive income (loss) (AOCI), which is a component of GAAP capital. The total OTTI is presented in the Statement of Operations with an offset for the amount of the total OTTI that is recognized in AOCI. Subsequent non-OTTI-related increases and decreases in the fair value of available-for-sale securities are included in AOCI. The OTTI recognized in AOCI for debt securities classified as held-to-maturity is amortized over the remaining life of the debt security as an increase in the carrying value of the security (with no effect on earnings unless the security is subsequently sold or there is additional OTTI related to credit loss recognized).

For subsequent accounting of OTTI securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the Bank would record an additional OTTI. The amount of total OTTI for an available-for-sale or held-to-maturity security that was previously impaired is determined as the difference between its carrying amount prior to the determination of OTTI and its fair value. For certain OTTI securities that were previously impaired and have subsequently incurred additional credit losses during 2009, the additional credit losses, up to the amount in AOCI, were reclassified out of noncredit losses in AOCI and charged to earnings.

Upon subsequent evaluation of a debt security where there is no additional OTTI, the Bank adjusts the accretable yield on a prospective basis if there is an increase in the security’s expected cash flows. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.

The Bank only acquired private label MBS that were believed to be of high credit quality at acquisition, and thus these investments were not initially subject to the incremental impairment guidance for certain beneficial interests in securitized financial assets, specifically those that were not of “high credit quality.” Authoritative GAAP does not specifically address whether impairments or credit downgrades subsequent to acquisition require the application of the incremental impairment guidance to a beneficial interest that was not in scope at the time of purchase. The Bank has made a policy decision to not reassess application of the incremental accounting guidance after acquisition.

Prior to adoption of current GAAP for OTTI on investment securities, in all cases, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date of the reporting period for which the assessment was made. The Bank would conclude that a loss was other-than-temporary if it was probable that the Bank would not receive all of the investment security’s contractual cash flows. As part of this analysis, the Bank had to assess its intent and ability to hold a security until recovery of any unrealized losses. For full year 2009, the Bank recorded $228.5 million of net OTTI charges on its investment portfolio. For full year 2008, the Bank recorded $266.0 million of OTTI charges on its investment

Notes to Financial Statements (continued)

portfolio. The Bank adopted the current GAAP for OTTI as of January 1, 2009, and recognized the effects of adoption as a change in accounting principle. The Bank recognized the $255.9 million cumulative effect of initial application as an adjustment to its retained earnings at January 1, 2009, with an offsetting adjustment to AOCI.

Advances.  The Bank reports advances (loans to members and housing associates), net of premiums and discounts, discounts on AHP loans and hedging adjustments, as discussed below. The Bank amortizes the net premiums/discounts on advances to interest income using the interest method over its contractual term, which produces a constant effective yield on the net investment in the advance. The Bank credits interest on advances to income as earned.

Following the requirements of the Act, the Bank obtains sufficient collateral on advances to protect it from losses. The Act limits eligible collateral to certain investment securities, residential mortgage loans, cash or deposits with the Bank, and other eligible real estate-related assets. As more fully described in Note 9, community financial institutions (CFIs) (redefined by the Housing Act to also include community development activities) are eligible to utilize expanded statutory collateral rules that include secured small business and agricultural loans, and securities representing a whole interest in such secured loans. The Bank has not incurred any credit losses on advances since its inception. The Bank evaluates the creditworthiness of its members and nonmember borrowers on an ongoing basis. The Bank would classify as impaired any advances when management believes it is probable that all principal and interest due will not be collected according to its contractual terms. If the Bank had any impaired advances, they would be valued using the present value of expected future cash flows discounted at the advance’s effective interest rate, the observable market price or, if collateral-dependent, the fair value of the advance’s underlying collateral. If an advance were ever classified as impaired, the accrual of interest would be discontinued and unpaid accrued interest would be reversed. Advances would not return to accrual status until they were brought current with respect to both principal and interest and management believed future principal payments were no longer in doubt. Based upon the analysis of the credit standing of the Bank’s members, collateral held as security and the repayment history of the Bank’s advances, management believes that an allowance for credit losses on advances is unnecessary.

Mortgage Loans Held for Portfolio.  The Bank participates in the MPF Program under which the Bank invests in government-guaranteed/insured residential mortgage loans (those insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture (RHS) and/or the Department of Housing and Urban Development (HUD)) and conventional residential mortgage loans, which are purchased from participating members (PFIs). The Bank manages the liquidity, interest-rate risk (including prepayment risk) and optionality of the loans, while the PFI retains the marketing and servicing activities. The Bank and the PFI share in the credit risk of the conventional loans with the Bank assuming the first loss obligation limited by the first loss account (FLA), while the PFI assumes credit losses in excess of the FLA, referred to as credit enhancement (CE) obligation, up to the amount of the CE obligation as specified in the master agreement. The Bank assumes losses in excess of the CE obligation.

The CE is a contractually specified obligation on the part of the PFI, which ensures the retention of a portion of the credit risk on loans it sells to the Bank. The CE obligation must be at a sufficient level to ensure that the Bank’s risk of loss is limited to losses of an investor in an AA-rated MBS. The PFI receives a credit enhancement fee from the Bank, based upon the remaining unpaid principal balance, for managing this portion of the inherent risk in the loans. Under the MPF Program, the PFI’s CE protection level may take the form of the CE amount and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. To the extent that current month losses exceed current month performance-based CE fees, the remaining losses can be recovered by recapturing future periods’ CE fees payable to the PFI. The required CE obligation amount may vary depending on the product alternatives selected. Under the Acquired Member Asset (AMA) regulation, any portion of the CE amount that is a PFI’s direct liability must be collateralized by the PFI in the same way that advances are collateralized. All of the PFI’s obligations under the PFI agreement are secured under its regular advances agreement with the Bank. The Bank may request additional collateral to secure the PFI’s obligation.

Notes to Financial Statements (continued)

In 2009, the Bank began offering the MPF Xtra product to its members. MPF Xtra provides PFIs with a new secondary mortgage market alternative. Loans sold to the FHLBank of Chicago through the MPF Xtra product are concurrently sold to Fannie Mae, as a third party investor, and are not held on the Bank’s Statement of Condition. Unlike other conventional MPF products, under the MPF Xtra product PFIs are not required to assume a CE obligation and do not receive CE fees.

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

The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank may receive certain non-origination fees, such as delivery commitment extension fees and pair-off fees. Delivery extension fees are received when a member requests to extend the period of the delivery commitment beyond the original stated maturity and are recorded as part of the mark-to-market of the delivery commitment derivatives, and as such, eventually become basis adjustments to the mortgage loans funded as part of the delivery commitment. Pair-off fees are received when the amount of mortgages purchased is less than or greater than the specified percentage of the delivery commitment. Pair-off fees attributable to mortgage loans delivered greater than the specified percentage of the delivery commitment amount represent purchase price adjustments and become part of the basis of the purchased mortgage loans. Pair-off fees attributable to mortgage loans not delivered are reported as other income when received.

Conventional mortgage loans are generally placed on nonaccrual status when they become 90 days or more delinquent, at which time accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal. Delinquent loans that are foreclosed are removed from the loan classification and the property is initially recorded (and subsequently carried at the lower of cost or fair value less costs to sell) in other assets as real estate owned (REO). If the fair value (less costs to sell) of the REO property is lower than the carrying value of the loan then the difference, to the extent such amount is not expected to be recovered through recapture of performance-based CE fees, is recorded as a charge-off to the allowance for credit losses. A government-guaranteed/insured loan is not automatically placed on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the (1) U.S. government guarantee of the loan and (2) contractual obligation of the loan servicer.

The Bank, along with several other FHLBanks, participated in a Shared Funding Program, which is administered by an unrelated third party. This program allows mortgage loans originated through the MPF Program and related CEs to be sold to a third-party-sponsored trust and pooled into securities. The FHLBank of Chicago purchased the AMA-eligible securities, which were rated at least AA, and the Bank purchased a portion of the investments from FHLBank of Chicago at the original transaction closing. The investments are classified as held-to-maturity securities and are reported at amortized cost of $33.2 million and $47.2 million as of December 31, 2009 and 2008, respectively.

The Bank applied consolidation accounting principles to investments in variable interest entities, including the Shared Funding Program. MPF Shared Funding securities were issued by a special purpose entity (SPE) that was sponsored by One Mortgage Partners Corp., a subsidiary of JP Morgan Chase. These securities are not publicly traded or guaranteed by any of the FHLBanks. The Bank sold no mortgage loans into the third-party sponsored trust. The Bank does not act as a servicer for the mortgage loans held by the SPE. The Bank’s involvement was as a purchaser of the AMA-eligible securities. The Bank does not provide any liquidity or credit support to the Shared Funding Program. The Bank’s maximum loss exposure to the MPF Shared Funding securities is limited to the carrying value of the securities. The Bank does not consolidate the MPF Shared Funding securities.

Notes to Financial Statements (continued)

Banking on Business (BOB) Loans.  The Bank’s BOB loan program to members is targeted to small businesses in the Bank’s district of Delaware, Pennsylvania and West Virginia. The program’s objective is to assist in the growth and development of small business, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. Therefore, the accounting for the program follows the provisions of loan accounting whereby an asset (loan receivable) is recorded for disbursements to members and an allowance for credit losses is estimated and established through provision for credit losses. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans as stated in the agreements. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval, at which time the BOB loan is written off. Based on the nature of the BOB program as described above, the Bank has doubt about the ultimate collection of contractual principal and interest of the BOB loans. Therefore, for accounting purposes, the BOB program is classified as a nonperforming loan portfolio and interest income is not accrued on these loans. Instead, income is recognized on a cash basis after full collection of principal.

Allowance for Credit Losses.  The allowance for credit losses is a valuation allowance established by the Bank to provide for probable losses inherent in the Bank’s portfolio as of the Statement of Condition date, including mortgage loans held for portfolio, BOB loans and off-balance sheet credit exposure. An impairment is considered to have occurred when it is probable that all contractual principal and interest payments will not be collected as scheduled based on current information and events.

The Bank purchases government-guaranteed/insured mortgage loans and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-guaranteed/insured loans is predominately assumed by other entities, only conventional mortgage loans are evaluated for an allowance for credit loss. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers that are secured by residential real estate. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data, applies loss severities based on market observed estimates weighted by the historic performance of the mortgage loans held for portfolio, and incorporates the CEs of the MPF Program and primary mortgage insurance. The calculated expected loss is compared to peer data and market trends. Peer data and market trends are reviewed on a quarterly basis when available.

The allowance for credit losses for the BOB program provides a reasonable estimate of losses inherent in the BOB portfolio based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. Probability of default is based on small business default statistics from the NRSROs as well as the Small Business Administration (SBA) and trends in Gross Domestic Product (GDP). Based on the nature of the program, all of the loans in the BOB program are classified as nonperforming loans.

The allowance for credit losses for off-balance sheet credit exposure is recorded in other liabilities in the Statement of Condition and is mainly comprised of the reserve associated with BOB loan commitments. Because there is a high likelihood that BOB commitments will ultimately be funded, the allowance for credit losses related to the BOB loan commitments is based on the same methodology as BOB loans.

The Bank has not incurred any losses on advances since its inception. Due to the Bank’s collateral security position and the repayment history for member loans, management believes that an allowance for credit losses for advances is unnecessary.

Derivatives.  All derivatives are recognized on the Statement of Condition at fair value. Derivative assets and derivative liabilities reported on the Statement of Condition include the net cash collateral and accrued interest from counterparties.

Notes to Financial Statements (continued)

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

An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify or was not designated for hedge accounting but is an acceptable hedging strategy under the Bank’s risk management program. Economic hedging strategies also comply with the Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the change in fair value on the derivatives that are recorded in the Bank’s income but not offset by corresponding changes in the value of the economically hedged assets, liabilities or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other income (loss) as “net gain (loss) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.

The derivatives used in the intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. The net result of accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income (loss) as “net gain (loss) on derivatives and hedging activities.”

The difference between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the income or expense of the designated underlying investment securities, advances, consolidated obligations or other financial instruments. The difference between accruals of interest receivables and payables on intermediation derivatives for members and other economic hedges are recognized in other income (loss) as “net gain (loss) on derivatives and hedging activities.”

The Bank routinely issues debt, makes advances, or purchases financial instruments in which a derivative instrument is embedded. Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance or debt (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried

Notes to Financial Statements (continued)

at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as trading as well as hybrid financial instruments), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statement of Condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank currently does not have any instruments containing embedded derivatives that are not clearly and closely related to the economic characteristics of the host contract.

If hedging relationships meet certain criteria including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they are eligible for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded in earnings. The application of hedge accounting generally requires the Bank to evaluate the effectiveness of hedging relationships on an ongoing basis and to calculate the changes in fair value of the derivatives and related hedged items independently. This is known as the “long-haul” method of accounting. Transactions that meet more stringent criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item exactly offsets the change in value of the related derivative.

Derivatives are typically executed at the same time as the hedged advances or consolidated obligations and the Bank designates the hedged item in a qualifying hedge relationship as of the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse a loan to a member or trade a consolidated obligation in which settlement occurs within the shortest period of time possible for the type of instrument based on market settlement conventions. The Bank defines market settlement conventions for advances to be five business days or less and for consolidated obligations to be thirty calendar days or less, using a next business day convention. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date. The “short-cut” method may be utilized when the hedging relationship is designated on the trade date, the fair value of the derivative is zero on that date and the Bank meets the rest of the applicable criteria.

The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate (i.e., de-designation).

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

Notes to Financial Statements (continued)

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the Statement of Condition at its fair value, removing from the Statement of Condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Premises, Software and Equipment.  The Bank records premises, software and equipment at cost less accumulated depreciation and amortization and computes depreciation using the straight-line method over the estimated useful lives of assets, which range from one to ten years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on the disposal of premises, software and equipment in other income (loss).

Costs of computer software developed or obtained for internal use are accounted for in accordance with appropriate accounting guidance. This guidance requires the cost of purchased software and certain costs incurred in developing computer software for internal use to be capitalized and amortized over future periods. The Bank amortizes such costs using a straight-line method over estimated lives ranging from three to seven years.

Mandatorily Redeemable Capital Stock.  The Bank reclassifies stock subject to redemption from equity to a liability after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger, acquisition, charter termination or other involuntary termination from membership, because the member’s shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statement of Operations. Once redeemed, the repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statement of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

Prepayment Fees.  The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. In cases in which the Bank funds a new advance concurrent with the prepayment of an existing advance or shortly thereafter, the Bank evaluates whether the transactions represent a minor modification of an existing advance or is a new advance. Such determination is primarily based upon a comparison of the net present value of the old advance to the net present value of the new advance, along with certain qualitative factors.

If the transactions qualify as a minor modification of the existing advance and no derivative hedging relationship existed whereby a swap termination fee would be offset with the prepayment fee, the prepayment fee on the prepaid advance is deferred. The prepayment fee is recorded in the basis of the modified loan, and amortized over the life of the modified loan using the interest method, which produces a constant effective yield for the loan. This amortization is recorded in interest income.

If the transactions do not qualify as a minor modification, they are treated as an advance termination with a subsequent funding of a new advance, and the prepayment fee is immediately recorded to interest income.

If the transactions qualify as a minor modification of a hedged advance that continues to be in a qualifying hedge relationship, they are marked to fair value after the modification, and subsequent fair value changes are recorded in other income (loss).

Commitment Fees.  The Bank does not currently collect commitment fees on advances. The Bank records commitment fees for standby letters of credit as a deferred credit when the Bank receives the fee and accretes them using the straight-line method over the term of the standby letter of credit. The Bank believes the likelihood of standby letters of credit being drawn upon is remote based on past experience.

Notes to Financial Statements (continued)

Concessions on Consolidated Obligations.  Concessions are paid to dealers in connection with the issuance of consolidated obligations. The OF pro-rates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. The Bank defers and amortizes concession fees using the interest method over the contractual term of the consolidated obligations. Unamortized concessions were $13.7 million and $23.9 million at December 31, 2009 and 2008, respectively, and are included in “other assets” on the Statement of Condition. Amortization of such concessions was included in interest expense and totaled $16.6 million, $26.0 million and $14.2 million in 2009, 2008 and 2007, respectively.

Discounts and Premiums on Consolidated Obligations.  The Bank amortizes the discounts on consolidated obligation discount notes and bonds using the interest method over the contractual term of the related obligations. If the consolidated obligation is called prior to maturity, the remaining discount, premium or concession is charged to interest expense on the call date.

Finance Agency/Finance Board Expenses.  The Bank, along with the other eleven FHLBanks, funded the costs of operating the Finance Board and fund a portion of the costs of operating the Finance Agency since it was created on July 30, 2008. The Finance Board allocated its operating and capital expenditures to each of the FHLBanks based on each FHLBank’s percentage of total combined regulatory capital stock plus retained earnings through July 29, 2008. The portion of the Finance Agency’s expenses and working capital fund paid by the FHLBanks are allocated among the FHLBanks based on the pro rata share of the annual assessments (which are based on the ratio between each FHLBank’s minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank). The Bank must pay an amount equal to one-half of its annual assessment twice each year.

Office of Finance (OF) Expenses.  The Bank is assessed for its proportionate share of the costs of operating the OF. The OF allocates its operating and capital expenditures based on each FHLBank’s percentage of capital stock, percentage of consolidated obligations issued and percentage of consolidated obligations outstanding.

Affordable Housing Program (AHP).  The Act requires each FHLBank to establish and fund an AHP. The Bank charges the required funding for AHP to earnings and establishes a liability. As allowed per AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). The Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism. The AHP funds provide subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-, low-, and moderate-income households. The requirements of the Act can be satisfied by either a grant or a loan; the Bank primarily issues grants. AHP loans would be executed at interest rates below the customary interest rate for non-subsidized loans. When the Bank makes an AHP loan, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP loan rate and the Bank’s related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP loan. The discount on AHP loans is accreted to earnings using the interest method. See Note 17 for more information.

Resolution Funding Corporation (REFCORP) Assessments.  Although FHLBanks are exempt from ordinary Federal, State, and local taxation except for local real estate tax, the FHLBanks are required to make quarterly payments to REFCORP to fund interest on bonds issued by the REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the OF are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 18 for more information.

Estimated Fair Values.  Some of the Bank’s financial instruments lack an available trading market characterized by transactions between a willing buyer and a willing seller engaging in an exchange transaction. Therefore, the Bank uses a combination of third-party pricing sources and internal models to determine estimated fair value. Both employ significant assumptions in determining estimated fair values. See Note 22 for information regarding the estimated fair values of the Bank’s financial instruments.

Notes to Financial Statements (continued)

Cash Flows.  In the Statement of Cash Flows, the Bank considers cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statement of Cash Flows, but are instead treated as short-term investments and are reflected in the investing activities section of the Statement of Cash Flows.

Earnings (Loss) per Share.  Basic earnings (loss) per share of capital stock is computed on the basis of weighted average number of shares of capital stock outstanding. Mandatorily redeemable capital stock is excluded from the calculation. The Bank does not have diluted earnings (loss) per share because it has no financial instruments convertible to capital stock.

Reclassifications.  Certain prior period amounts have been reclassified to conform to the 2009 presentation.

Note 3 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Enhanced Disclosure about Derivative Instruments and Hedging Activities.  During March 2008, the Financial Accounting Standards Board (FASB) issued guidance which required enhanced disclosures for derivative instruments. The intent of the enhanced derivative disclosures is to assist the users of the financial statements to better understand how and why an entity uses derivative instruments and how derivative instruments and hedging activities affect the entity’s financial position, financial performance and cash flows. The Bank adopted this guidance on January 1, 2009, which resulted in increased financial statement disclosure but had no impact on the Bank’s Statement of Operations or Statement of Condition. See Note 12 to the audited financial statements in this 2009 Annual Report filed on Form 10-K for the enhanced disclosures.

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

When a credit loss exists but neither of the criteria in the paragraph above are present, the OTTI (i.e., the difference between the security’s then-current carrying amount and its estimated fair value) is separated into (1) the amount of the total impairment related to the credit loss (the credit component) and (2) the amount of the total impairment related to all other factors (the noncredit component). The credit component is recognized in earnings and the noncredit component is recognized in AOCI. The total OTTI is required to be presented in the Statement of Operations with an offset for the noncredit component recognized in AOCI. Previously, if an impairment was determined to be other than temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date of the reporting period for which the assessment was made.

Notes to Financial Statements (continued)

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

The Bank adopted the amended OTTI guidance as of January 1, 2009, and recognized the effects of applying this guidance as a change in accounting principle. The cumulative effect adjustment required the Bank to reclassify the noncredit component of a previously recognized OTTI charge from retained earnings to AOCI if the Bank does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis. The Bank recognized the $255.9 million cumulative effect as an adjustment to retained earnings at January 1, 2009, with a corresponding offset to AOCI. Had the Bank not adopted the amended OTTI guidance, the Bank would have recognized an amount approximated by the total OTTI losses in net income for 2009.

Determining Fair Value When the Volume and Level of Activity for an Asset or Liability Has Significantly Decreased and Identifying Transactions That Are Not Orderly.  During April 2009, the FASB issued guidance which clarified the approach to, and provided additional factors to consider in, estimating fair value when the volume and level of activity for an asset or liability has significantly decreased. It also provides guidance in identifying circumstances which would indicate a transaction is not orderly. This guidance affirms the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions (that is, in the inactive market). This guidance provides additional instruction to determine whether a market for a financial asset is inactive and determine if a transaction is distressed. The Bank adopted this updated guidance on January 1, 2009. The Bank’s adoption did not have a material effect on its Statement of Operations or Statement of Condition.

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

Subsequent Events.  The FASB issued guidance establishing general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. In particular, it established that the Bank must evaluate subsequent events through the date the financial statements are issued, the circumstances under which a subsequent event should be recognized, and the circumstances for which a subsequent event should be disclosed. The Bank adopted this guidance during 2009. The Bank’s adoption of this guidance had no impact on the Statement of Operations and Statement of Condition.

Accounting for Transfers of Financial Assets.  During June 2009, the FASB issued guidance which is intended to improve the relevance, representational faithfulness, and comparability of information about a transfer of financial assets. This guidance amends sale accounting by eliminating the concept of a qualifying special-purpose entity (QSPE), establishes the requirements for sale accounting for transfers of portions of a financial instrument, clarifies and amends de-recognition provisions, amends the gain/loss recognition provisions related to sales of beneficial interests, and requires enhanced disclosures. This guidance was effective for transfers of financial assets beginning January 1, 2010. The Bank’s adoption of this guidance did not have a material impact on its Statement of Operations and Statement of Condition.

Notes to Financial Statements (continued)

Accounting for the Consolidation of Variable-Interest Entities (VIEs).  During June 2009, the FASB issued guidance intended to amend the consolidation guidance for VIEs. This updated guidance eliminates the scope exception for QSPEs, establishes a more qualitative evaluation to determine the primary beneficiary based on power and obligation to absorb losses or right to receive benefits, and requires the Bank to constantly reassess who is the primary beneficiary of a VIE. This guidance was effective for the Bank as of January 1, 2010 and was, and will be, applied to all current VIEs (including QSPEs). The Bank’s adoption of this guidance did not have a material impact on its Statement of Operations and Statement of Condition.

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

Measuring Liabilities at Fair Value.  During August 2009, the FASB issued guidance on measuring the fair value of liabilities when a quoted price in an active market for the liability is not available. It sets forth the following valuation techniques: (1) quoted price of an identical or similar liability traded as an asset; or (2) market/income valuation techniques based on the amount the Bank would pay to transfer or receive to enter into an identical liability. It also clarifies that no adjustment is required for transfer restrictions. This guidance was effective for the Bank as of October 1, 2009. The Bank’s adoption of this guidance did not have a material impact on its Statement of Operations or Statement of Condition.

Improving Disclosures about Fair Value Measurements.  During January 2010, the FASB issued amended guidance specific to fair value disclosures. The amended guidance requires that the Bank disclose: (1) the amounts of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for such transfers and (2) separately, the amount of purchases, sales, issuance and settlement activity in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The amended guidance clarifies that fair value disclosures should be provided for each class of assets and liabilities, which would normally be a subset of a line item in the Statement of Condition. The amended guidance also requires additional disclosure regarding inputs and valuation techniques used to measure fair values classified under Levels 2 or 3 of the fair value hierarchy. With the exception of the required changes noted above related to the reconciliation of Level 3 fair values, which are effective for the Bank January 1, 2011, the amended guidance was effective for the Bank beginning January 1, 2010. The Bank’s adoption of this amended guidance will result in increased financial statement disclosures, but will not affect the Bank’s Statement of Operations and Statement of Condition.

Scope Exception Related to Embedded Credit Derivatives.  During March 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, contracts containing an embedded derivative feature in a form other than such subordination will need to be assessed to determine if bifurcation and separate accounting as a derivative is required. This guidance will be effective for the Bank beginning July 1, 2010. The Bank is currently evaluating the effect of adopting this guidance on its Statement of Operations and Statement of Condition.

Scope Exception Related to Embedded Credit Derivatives.  During March 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, contracts containing an embedded derivative feature in a form other than such subordination will need to be assessed to determine if bifurcation and separate accounting as a derivative is required. This guidance will be effective for the Bank beginning July 1, 2010. The Bank is currently evaluating the effect of adopting this guidance on its Statement of Operations and Statement of Condition.

Certificates of Deposit (CD).  During the third quarter of 2008, on a retrospective basis, the Bank reclassified its investments in certain certificates of deposit including related interest income and cash flow activity, previously included as a component of interest-earning deposits, to held-to-maturity securities in its Statement of Condition,

Notes to Financial Statements (continued)

Statement of Operations and Statement of Cash Flows based on the definition of a security. These financial instruments have been classified as held-to-maturity securities based on their short-term nature and the Bank’s history of holding them until maturity. This reclassification had no effect on total assets, total net interest income or net income. The Bank has certain other interest-earning deposits that do not meet the definition of a security; therefore, these balances, as well as related interest income and cash flow activity, continued to be classified as interest-earning deposits on the Statement of Condition, Statement of Operations and Statement of Cash Flows.

The effects of this reclassification on the Bank’s Statement of Operations and Statement of Cash Flows for the full year 2007 are presented in the following table.

	As Originally	Impact of
(in thousands)	Reported	Reclassification	As Adjusted

Statement of Operations — full year ended December 31, 2007:
Interest income
Interest-earning deposits	$237,706	$(236,994)	$712
Held-to-maturity securities	638,987	236,994	875,981
Total interest income	$4,278,344	$—	$4,278,344
Statement of Cash Flows — full year ended December 31, 2007:
Investing activities
Net change in interest-earning deposits	$(2,120,052)	$2,060,000	$(60,052)
Held-to-maturity – net (increase) decrease in short-term	255,783	(2,060,000)	(1,804,217)
Total investing activities	$(22,962,863)	$—	$(22,962,863)

Allowance for Credit Losses.  During the fourth quarter of 2009, the Bank changed the estimates used to determine the allowance for credit losses on mortgage loans purchased by the Bank. The Bank changed the loss severity rates which included the following: updating current market estimates; incorporating actual loss statistics; and incorporating amended collateral procedures. The impact of the change in estimate reduced the allowance for credit losses by approximately $4.9 million.

Note 4 – Cash and Due from Banks

The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for the years ended December 31, 2009 and 2008, were approximately $30.9 million and $15.6 million, respectively.

In addition, the Bank maintained average required balances with various Federal Reserve Banks (FRBs) of approximately $30 thousand for the years ended December 31, 2009 and 2008. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the FRBs.

Cash and due from banks totaled $1.4 billion and $67.6 million at December 31, 2009 and 2008, respectively.

Pass-through Deposit Reserves.  The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the FRBs. The amount shown as cash and due from banks includes pass-through reserves deposited with FRBs of approximately $15.4 million and $11.0 million as of December 31, 2009 and 2008, respectively. The Bank includes member reserve balances in noninterest-bearing deposits within liabilities on the Statement of Condition.

Notes to Financial Statements (continued)

Note 5 – Trading Securities

The following table presents trading securities as of December 31, 2009 and 2008.

(in thousands)	2009	2008

Certificates of deposits(1)	$—	$500,613
TLGP investments	250,008	—
U.S. Treasury bills	1,029,499	—
Mutual funds offsetting deferred compensation	6,698	6,194

Total	$1,286,205	$506,807

Note:

(1)	Represents certificates of deposit that meet the definition of a security.

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $6.7 million and $6.2 million at December 31, 2009 and 2008, respectively. See Note 20 to these audited financial statements for additional information.

The Bank recorded net gains on trading securities of $1.3 million for the year ended December 31, 2009 and net losses on trading securities of $706 thousand and $79 thousand for the years ended December 31, 2008 and 2007, respectively. Net interest income on trading securities was $13.5 million and $474 thousand for the years ended December 31, 2009 and 2008, respectively. There were no trading certificates of deposit held or purchased in 2007 and, therefore, no related interest income for the year ended December 31, 2007.

Note 6 – Available-for-Sale Securities

The following table presents available-for-sale securities as of December 31, 2009 and 2008.

	December 31, 2009
	Amortized	OTTI Recognized	Gross Unrecognized	Gross Unrecognized
(in thousands)	Cost(1)	in OCI(2)	Holding Gains(3)	Holding Losses(3)	Fair Value

Mutual funds offsetting supplemental retirement plan	$1,993	$—	$2	$—	$1,995
Private label MBS:
Private label residential	3,061,870	(1,026,734)	347,859	(2,022)	2,380,973
HELOCs	26,963	(13,225)	597	—	14,335

Total private label MBS	3,088,833	(1,039,959)	348,456	(2,022)	2,395,308

Total available-for-sale securities	$3,090,826	$(1,039,959)	$348,458	$(2,022)	$2,397,303

	December 31, 2008
	Amortized	Gross Unrealized	Gross Unrealized	Estimated Fair
(in thousands)	Cost(1)	Gains	Losses	Value

Private label MBS	$34,196	$—	$(14,543)	$19,653

Total available-for-sale securities	$34,196	$—	$(14,543)	$19,653

Notes:

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).

(2)	Represents the noncredit portion of an OTTI recognized during the life of the security.

(3)	Unrecognized holding gains/(losses) represent the difference between amortized cost less OTTI recognized in other comprehensive loss and estimated fair value.

Notes to Financial Statements (continued)

The mutual funds are held in a Rabbi trust to secure a portion of the Bank’s supplemental retirement obligation to participants. These obligations were $4.0 million at both December 31, 2009 and 2008.

The following table presents a reconciliation of the available-for-sale OTTI loss recognized through AOCI to the total net noncredit portion of OTTI losses on available-for-sale securities in AOCI as of December 31, 2009.

(in thousands)	December 31, 2009

Total OTTI loss recognized in OCI	$(1,039,959)
Subsequent unrecognized changes in fair value	348,456

Net noncredit portion of OTTI losses on available-for-sale securities in AOCI	$(691,503)

The following tables summarize the available-for-sale securities with unrealized losses as of December 31, 2009 and 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)

Private label:
Private label residential	$—	$—	$2,380,973	$(680,897)	$2,380,973	$(680,897)
HELOC	—	—	14,335	(12,628)	14,335	(12,628)

Total private label MBS	—	—	2,395,308	(693,525)	2,395,308	(693,525)

Total available-for-sale securities	$—	$—	$2,395,308	$(693,525)	$2,395,308	$(693,525)

Note:

(1)	As a result of differences in the definitions of unrealized losses and unrecognized holding losses, total unrealized losses in the table above will not agree with total gross unrecognized holding losses in the previous December 31, 2009 table. Unrealized losses include OTTI recognized in OCI and gross unrecognized holding gains and losses.

	December 31, 2008
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Total private label MBS	$—	$—	$18,089	$(14,543)	$18,089	$(14,543)

Securities Transferred.  During 2009, the Bank transferred certain private label MBS from its held-to-maturity investment portfolio to the available-for-sale investment portfolio. The private label MBS transferred had an OTTI recognized during the quarters in 2009 in which they were transferred, which the Bank believes constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transferred the securities to the available-for-sale portfolio to increase financial flexibility to sell these securities if management determines it is prudent to do so. The Bank has no current plans to sell these securities nor is the Bank under any requirement to sell the securities. The Bank made transfers on June 30, 2009, September 30, 2009 and December 31, 2009. The following table presents information on private label MBS transferred during 2009 as of each transfer date.

			Gross Unrecognized
		OTTI Recognized in	Holding	Gross Unrecognized
(in thousands)	Amortized Cost	OCI	Gains	Holding Losses	Fair Value

December 31, 2009 transfers	$319,788	$(72,648)	$12,649	$—	$259,789
September 30, 2009 transfers	1,047,646	(265,690)	19,161	—	801,117
June 30, 2009 transfers	2,035,028	(820,385)	22,435	—	1,237,078

Total 2009 transfers	$3,402,462	$(1,158,723)	$54,245	$—	$2,297,984

Notes to Financial Statements (continued)

Redemption Terms.  As of December 31, 2009, the amortized cost and estimated fair value of the private label MBS in the Bank’s available-for-sale securities portfolio were $3.1 billion and $2.4 billion, respectively. As of December 31, 2008, the balances were $34.2 million and $19.7 million, respectively. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees.

As of December 31, 2009, the amortized cost of the Bank’s private label MBS classified as available-for-sale included net purchased discounts of $18.5 million and credit losses of $238.6 million, partially offset by OTTI-related accretion adjustments of $16.2 million. At December 31, 2008, the amortized cost of the Bank’s private label MBS classified as available-for-sale included $2.9 million of OTTI-related discounts determined in accordance with the OTTI guidance effective at December 31, 2008. The increase in total net discounts was due to the transfer of certain OTTI securities from held-to-maturity to available-for-sale.

Interest Rate Payment Terms.  The following table details interest payment terms for available-for-sale MBS at December 31, 2009 and December 31, 2008.

	December 31,	December 31,
(in thousands)	2009	2008

Amortized cost of available-for-sale MBS:
Pass through securities:
Fixed-rate	$1,464,702	$—
Variable-rate	53,370	956
Collateralized mortgage obligations:
Fixed-rate	1,492,169	—
Variable-rate	78,592	33,240

Total available-for-sale MBS	$3,088,833	$34,196

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

Realized Gains and Losses.  During 2009, the Bank received $5.6 million in proceeds from the sale of available-for-sale securities and realized $2.2 million in losses on these sales. There were no sales of available-for-sale securities and, therefore, no realized gains or losses on sales for the year ended December 31, 2008. During 2007, the Bank sold equity mutual funds which were maintained to offset certain deferred compensation arrangements. This sale generated $5.6 million in proceeds and a gain of $1.6 million.

Notes to Financial Statements (continued)

Note 7 – Held-to-Maturity Securities

The following table presents held-to-maturity securities as of December 31, 2009 and 2008.

	December 31, 2009
				Gross	Gross
		OTTI		Unrecognized	Unrecognized
	Amortized	Recognized in	Carrying	Holding	Holding
(in thousands)	Cost(1)	OCI	Value	Gains(2)	Losses(2)	Fair Value

Certificates of deposit(3)	$3,100,000	$—	$3,100,000	$143	$(4)	$3,100,139
Government-sponsored enterprises	176,741	—	176,741	1,853	—	178,594
State or local agency obligations	608,363	—	608,363	17,009	(30,837)	594,535

	3,885,104	—	3,885,104	19,005	(30,841)	3,873,268
MBS:
U.S. agency	1,755,686	—	1,755,686	2,019	(4,551)	1,753,154
Government- sponsored enterprises	1,312,228	—	1,312,228	47,999	(2,337)	1,357,890
Private label MBS:
Private label residential	3,500,813	—	3,500,813	373	(391,869)	3,109,317
HELOC	28,556	—	28,556	—	(15,960)	12,596

Total private label MBS	3,529,369	—	3,529,369	373	(407,829)	3,121,913

Total MBS	6,597,283	—	6,597,283	50,391	(414,717)	6,232,957

Total held-to-maturity securities	$10,482,387	$—	$10,482,387	$69,396	$(445,558)	$10,106,225

	December 31, 2008
		Gross Unrealized	Gross Unrealized	Estimated
(in thousands)	Amortized Cost(1)	Gains(2)	Losses(2)	Fair Value

Certificates of deposit(3)	$2,700,000	$4,488	$—	$2,704,488
Government-sponsored enterprises	954,953	6,217	—	961,170
State or local agency obligations	636,830	9,596	(61,563)	584,863

	4,291,783	20,301	(61,563)	4,250,521
MBS:
U.S. agency	268,948	59	(760)	268,247
Government-sponsored enterprises	1,853,665	28,443	(19,846)	1,862,262
Private label	8,503,649	—	(2,059,338)	6,444,311

Total MBS	10,626,262	28,502	(2,079,944)	8,574,820

Total held-to-maturity securities	$14,918,045	$48,803	$(2,141,507)	$12,825,341

Notes:

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).

(2)	Unrecognized holding gains/(losses) represent the difference between estimated fair value and carrying value, while gross unrealized gains/(losses) represent the difference between estimated fair value and amortized cost.

(3)	Represents certificates of deposit that meet the definition of a security.

Restricted securities related to the Shared Funding Program are classified as held-to-maturity and are included in private label residential MBS as of December 31, 2009 and private label MBS as of December 31, 2008. The restricted securities had a total amortized cost of $33.2 million and $47.2 million as of December 31, 2009 and

Notes to Financial Statements (continued)

December 31, 2008, respectively. No held-to-maturity securities were pledged as collateral at December 31, 2009 or 2008.

The following tables summarize the held-to-maturity securities with unrealized losses as of December 31, 2009 and 2008. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Certificates of deposit	$399,996	$(4)	$—	$—	$399,996	$(4)
State or local agency obligations	2,771	(37)	258,233	(30,800)	261,004	(30,837)
MBS:
U.S. agency	1,126,928	(4,551)	—	—	1,126,928	(4,551)
Government-sponsored enterprises	—	—	207,951	(2,337)	207,951	(2,337)
Private label:
Private label residential	—	—	3,075,741	(391,869)	3,075,741	(391,869)
HELOC	—	—	12,596	(15,960)	12,596	(15,960)

Total private label MBS	—	—	3,088,337	(407,829)	3,088,337	(407,829)

Total MBS	1,126,928	(4,551)	3,296,288	(410,166)	4,423,216	(414,717)

Total	$1,529,695	$(4,592)	$3,554,521	$(440,966)	$5,084,216	$(445,558)

	December 31, 2008
	Less than 12 months		Greater than 12 months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

Government-sponsored enterprises	$—	$—	$—	$—	$—	$—
State or local agency obligations	47,230	(4,090)	210,882	(57,473)	258,112	(61,563)

	47,230	(4,090)	210,882	(57,473)	258,112	(61,563)
MBS:
U.S. agency	86,841	(543)	27,335	(217)	114,176	(760)
Government-sponsored enterprises	203,411	(10,977)	519,862	(8,869)	723,273	(19,846)
Private label	2,414,231	(853,951)	3,699,546	(1,205,387)	6,113,777	(2,059,338)

Total MBS	2,704,483	(865,471)	4,246,743	(1,214,473)	6,951,226	(2,079,944)

Total temporarily impaired	$2,751,713	$(869,561)	$4,457,625	$(1,271,946)	$7,209,338	$(2,141,507)

Securities Transferred.  During 2009, the Bank transferred certain private label MBS from its held-to-maturity investment portfolio to the available-for-sale investment portfolio. The private label MBS transferred had an other-than-temporary impairment loss recognized during the quarters in 2009 in which they were transferred, which the Bank believes constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transferred the securities to the available-for-sale portfolio to increase financial flexibility to sell these securities if management determines it is prudent to do so. The Bank made transfers on June 30, 2009, September 30, 2009 and December 31, 2009. See Note 6 for additional information.

Notes to Financial Statements (continued)

Redemption Terms.  The amortized cost and fair value of held-to-maturity securities by contractual maturity as of December 31, 2009 and 2008 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2009			December 31, 2008

	Amortized	Carrying		Amortized	Carrying
Year of Maturity	Cost	Value (1)	Fair Value	Cost(2)	Value (2)	Fair Value

Due in one year or less	$3,255,517	$3,255,517	$3,256,500	$2,800,000	$2,800,000	$2,804,536
Due after one year through five years	77,852	77,852	82,252	885,059	885,059	899,260
Due after five years through ten years	88,545	88,545	90,142	105,209	105,209	106,170
Due after ten years	463,190	463,190	444,374	501,515	501,515	440,555

	3,885,104	3,885,104	3,873,268	4,291,783	4,291,783	4,250,521
MBS	6,597,283	6,597,283	6,232,957	10,626,262	10,626,262	8,574,820

Total	$10,482,387	$10,482,387	$10,106,225	$14,918,045	$14,918,045	$12,825,341

Notes:

(1)	In accordance with the amended OTTI guidance, carrying value of held-to-maturity securities represents amortized cost after adjustment for noncredit losses recognized in AOCI.

(2)	At December 31, 2008, carrying value equaled amortized cost.

At December 31, 2009, the amortized cost of the Bank’s private label MBS classified as held-to-maturity included net purchased discounts of $39.8 million and no OTTI-related discounts. At December 31, 2008, the amortized cost of the Bank’s private label MBS classified as held-to-maturity included net purchased discounts of $80.4 million and $263.1 million of OTTI-related discounts determined in accordance with the OTTI guidance effective at December 31, 2008. The decrease in total net discounts was due to the transfers of certain OTTI securities from held-to-maturity to available-for-sale during 2009.

Interest Rate Payment Terms.  The following table details interest rate payment terms for held-to-maturity securities at December 31, 2009 and 2008.

	December 31,	December 31,
(in thousands)	2009	2008

Amortized cost of held-to-maturity securities other than MBS:
Fixed-rate	$3,428,553	$3,815,779
Variable-rate	456,551	476,004

Total non-MBS	3,885,104	4,291,783
Amortized cost of held-to-maturity MBS:
Pass through securities:
Fixed-rate	1,382,318	4,552,525
Variable-rate	1,181,345	581,359
Collateralized mortgage obligations:
Fixed-rate	2,227,045	5,057,353
Variable-rate	1,806,575	435,025

Total MBS	6,597,283	10,626,262

Total held-to-maturity securities	$10,482,387	$14,918,045

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

Notes to Financial Statements (continued)

Realized Gains and Losses.  In 2009, the Bank sold certain held-to-maturity securities which had less than 15 percent of the acquired principal outstanding remaining at the time of sale. Such sales are considered maturities for the purposes of security classification as discussed in Note 2 to these audited financial statements. The Bank received $144.4 million as proceeds from the sales and realized $1.8 million in net gains. There were no sales of held-to-maturity securities and, therefore, no realized gains or losses on sales, for the years ended December 31, 2008 and 2007.

Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future, as noted above in the Securities Transferred and Realized Gains and Losses discussions. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

Note 8 – Other-Than-Temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for OTTI on a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analysis to determine if any of these securities will incur a credit loss and, therefore, are OTTI.

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

For agency MBS, the Bank has determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of December 31, 2009, all of the gross unrealized losses on its agency MBS are temporary.

To support consistency among the FHLBanks, beginning in the first quarter of 2009, the Bank completed its OTTI analysis primarily using key modeling assumptions that were consistent within the FHLBank System. Beginning in the second quarter of 2009, these assumptions were provided by the FHLBanks’ OTTI Governance Committee for the majority of its private label MBS. Additionally, certain private label MBS backed by multi-family and commercial real estate loans, HELOCs, manufactured housing loans and other securities that were not able to be cash flow tested using the FHLBanks’ common platform were outside of the scope of the FHLBanks’ OTTI Governance Committee. Therefore, these types of securities were analyzed for OTTI by the Bank using other methods. Beginning with the third quarter of 2009, the Bank cash flow tests 100 percent of its private label MBS portfolio, other than those securities discussed above, for purposes of OTTI cash flow analysis, using the FHLBanks’ common platform and approved assumptions. Beginning fourth quarter 2009, for certain private label MBS where underlying collateral data is not available, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI, potentially including a cash flow test.

To assess whether the entire amortized cost bases of its private label residential MBS will be recovered, the Bank performed a cash flow analysis or alternative procedures. In performing the cash flow analysis for each of

Notes to Financial Statements (continued)

these securities classified as prime, Alt-A and subprime, the Bank used two third party models. The first model considered borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes which were forecasted for the relevant states and core-based statistical areas (CBSAs), based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 15 percent over the next nine to fifteen months. Thereafter, home prices are projected to remain flat for the first six months, then increase 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the modeling approach described above reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path. Securities other than HELOCs evaluated using alternative procedures were not significant to the Bank, as they represented less than 1 percent of MBS at December 31, 2009.

To assess whether the entire amortized cost basis of HELOCs will be recovered, the Bank performs a security-level cash flow test because loan-level data is not available. The security-level cash flow test is based on published assumptions concerning prepayments and defaults, adjusted for the actual performance of the HELOC. Loss severities are assumed to be 100 percent. Certain private-label MBS owned by the Bank are insured by third-party bond insurers (monoline insurers). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash flow analysis of the HELOCs protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancements in the form of excess spread, overcollateralization, and credit subordination, to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then the Bank considers the capacity of the third-party bond insurer to cover any shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the Bank has performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers’ ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claim paying resources and anticipated claims in the future. This assumption is referred to as the burnout period and is expressed in months. The results of the insurer financial analysis were then incorporated in the third-party cash flow model, as a key input. Any cash flow shortfalls that occurred beyond the burnout period were considered not recoverable and the insured security was then deemed to be OTTI.

For those securities for which an OTTI was determined to have occurred during the year ended December 31, 2009 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the year ended December 31, 2009 as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss recognized in earnings during 2009. The CUSIP classification (Prime, Alt-A and subprime) is based on the model

Notes to Financial Statements (continued)

used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance. Securities classified as Prime at issuance, but experiencing poor performance based on delinquency rates of the underlying collateral pool, are modeled as Alt-A. Estimating cash flows of Prime securities with Alt-A assumptions increased the projected losses on certain CUSIPs.

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement

	Weighted		Weighted		Weighted		Weighted
Year of Securitization	Avg %	Range %	Avg %	Range %	Avg %	Range %	Avg %	Range %

Prime:
2007	13.6	5.9-28.1	23.7	8.3-46.0	42.0	36.2-48.5	7.1	3.9-8.5
2006	8.6	5.9-12.6	12.9	6.1-26.6	40.4	27.7-54.1	7.0	1.5-14.5
2005	12.6	6.0-17.2	11.4	2.4-19.3	41.7	30.1-63.8	4.8	4.3-4.9

	12.3	5.9-28.1	20.0	2.4-46.0	41.6	27.7-63.8	6.9	1.5-14.5
Alt-A:
2007	12.2	8.2-17.1	42.5	12.0-57.2	41.2	30.9-50.8	10.2	4.4-16.8
2006	12.9	7.8-20.1	36.7	7.2-74.4	41.6	33.7-52.8	8.8	3.7-15.3
2005	11.9	8.4-16.9	28.5	19.0-43.8	36.8	27.6-49.6	7.0	4.9-10.1
2004 and prior	15.7	13.3-19.0	14.9	1.3-27.3	28.0	9.7-45.6	8.4	4.3-12.2

	12.5	7.8-20.1	37.9	1.3-74.4	40.7	9.7-52.8	9.2	3.7-16.8
Subprime:
2004 and prior	13.6	10.1-18.1	28.3	9.1-40.1	75.6	56.4-89.7	17.5	16.1-18.4

Total	12.4	5.9-28.1	31.0	1.3-74.4	41.1	9.7-89.7	8.3	1.5-18.4

Significant Inputs for OTTI HELOCs(1)
	Prepayment Rates		Default Rates		Loss Severities

	Weighted		Weighted		Weighted
Year of Securitization	Avg %	Range %	Avg %	Range %	Avg %	Range %

Alt-A:
2004 and prior	13.2	11.4-14.4	12.0	7.5-19.9	100	n/a

n/a – not applicable

Note:

(1)	Current credit enhancement weighted average and range percentages are not considered meaningful for home equity loan investments, as the majority of these investments are third-party insured.

There are four insurers wrapping the Bank’s HELOC investments. Of these four, the financial guarantee from Financial Services Assurance Corp (FSA) is considered sufficient to cover all future claims and is, therefore, excluded from the burnout analysis discussed above. Another insurer, Assured Guaranty Municipal Corp (AGMC), was recently ordered by the New York Insurance Department to suspend all claim payments. In effect, AGMC then has no burnout period and no analysis was performed. The Bank has analyzed the burnout period for the two remaining insurers, Ambac Assurance Corp (Ambac) and MBIA Insurance Corp (MBIA). These results are presented in the table below and the Bank factored in these assumptions when relying on credit protection from Ambac and MBIA. The Bank monitors the insurers and as facts and circumstances change, the burnout period could significantly change.

	Protection Time Horizon
	Calculation
	Ambac	MBIA

Burnout period (months)	18	18
Coverage ignore date	6/30/2011	6/30/2011

Notes to Financial Statements (continued)

To determine the amount of the credit loss, the Bank compares the present value of the cash flows expected to be collected from its private label residential MBS to its amortized cost basis. For the Bank’s private label residential MBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. The Bank then uses the effective interest rate for the security prior to impairment for determining the present value of the future estimated cash flows. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis.

During the quarter ended December 31, 2009, the Bank changed its estimation technique used to determine the present value of estimated cash flows expected to be collected for its variable rate and hybrid private label residential MBS. Specifically, the Bank employed a technique that allowed it to update the effective interest rate used in its present value calculation, which isolated movements in the underlying interest rate indices from its measurement of credit loss. Prior to this change, the Bank had determined the effective interest rate on each security prior to its first impairment and continued to use this effective interest rate for calculating the present value of cash flows expected to be collected, even though the underlying interest rate indices changed over time. This change in present value estimation technique did not have a significant impact on the Bank’s estimated credit losses for its variable rate and hybrid private label residential MBS at December 31, 2009.

The table below summarizes the Bank’s investment securities for which an OTTI has been recognized during the year ended December 31, 2009. All of the Bank’s OTTI securities incurred a credit loss during 2009.

	Held-to-Maturity Securities				Available-for-Sale Securities

	Unpaid				Unpaid
	Principal	Amortized	Carrying	Fair	Principal	Amortized	Fair
(in thousands)	Balance	Cost(1)	Value(2)	Value	Balance	Cost(1)	Value

Private label residential
MBS:
Prime	$—	$—	$—	$—	$1,894,691	$1,796,644	$1,434,308
Alt-A	—	—	—	—	1,391,695	1,255,919	940,534
Subprime	—	—	—	—	3,164	2,691	1,537
Private label HELOCs	—	—	—	—	33,492	26,963	14,335

Total OTTI securities	—	—	—	—	3,323,042	3,082,217	2,390,714
Private label MBS not OTTI	3,553,894	3,529,369	3,529,369	3,121,913	6,616	6,616	4,594

Total private label MBS	$3,553,894	$3,529,369	$3,529,369	$3,121,913	$3,329,658	$3,088,833	$2,395,308

Notes:

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).

(2)	In accordance with the amended OTTI guidance, carrying value of held-to-maturity represents amortized cost after adjustment for noncredit related impairment recognized in other comprehensive loss.

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

Notes to Financial Statements (continued)

The table below summarizes the impact of OTTI credit and noncredit losses recorded on investment securities for the twelve months ended December 31, 2009.

	For the Twelve Months Ended
	December 31, 2009
		OTTI Related to
	OTTI Related to	Net Noncredit	Total OTTI
(in thousands)	Credit Loss	Loss	Losses

Private label Residential MBS:
Prime	$(95,191)	$(510,953)	$(606,144)
Alt-A	(126,295)	(292,453)	(418,748)
Subprime	(511)	(1,385)	(1,896)
Private label HELOCs	(6,523)	(10,383)	(16,906)

Total OTTI on private label MBS	$(228,520)	$(815,174)	$(1,043,694)

The following table presents the rollforward of the amounts related to credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI.

For the Year Ended
(in thousands)	December 31, 2009

Beginning balance	$10,039(1)
Additions:
Credit losses for which OTTI was not previously recognized	156,365
Additional OTTI credit losses for which an OTTI charge was previously recognized(2)	72,155
Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(3)	(429)

Ending balance	$238,130

Notes:

(1)	The Bank adopted the amended OTTI guidance as of January 1, 2009 and recognized the cumulative effect of initially applying this guidance, totaling $255.9 million, as an adjustment to retained earnings at January 1, 2009, with a corresponding offsetting adjustment to AOCI.

(2)	For the year ended December 31, 2009, OTTI “previously recognized” represents securities that were impaired prior to January 1, 2009.

(3)	This represents the increase in cash flows recognized in interest income during the period.

Notes to Financial Statements (continued)

Note 9 – Advances

Redemption Terms.  At December 31, 2009 and 2008, the Bank had advances outstanding including AHP loans (see Note 17) at interest rates ranging from 0% to 7.84% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.50%.

(dollars in thousands)	December 31, 2009		December 31, 2008

		Weighted		Weighted
		Average		Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$18,967,798	2.55%	$22,032,873	2.46%
Due after 1 year through 2 years	4,478,412	3.07	12,337,582	4.47
Due after 2 years through 3 years	4,735,971	3.51	5,504,010	3.64
Due after 3 years through 4 years	2,835,357	3.41	4,916,316	3.68
Due after 4 years through 5 years	1,474,737	4.61	4,099,048	3.79
Thereafter	7,263,708	5.17	10,675,571	5.19

Total par value	39,755,983	3.34%	59,565,400	3.66%

Discount on AHP advances	(854)		(1,097)
Deferred prepayment fees	(154)		(102)
Hedging adjustments	1,422,335		2,589,240

Total book value	$41,177,310		$62,153,441

Index amortizing loans require repayment according to predetermined amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index amortizing loan to member extends (contracts).

The Bank offers advances that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (returnable advances). Other advances may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At December 31, 2009 and 2008, the Bank had returnable advances of $12.0 million and $3.6 billion, respectively. The following table summarizes advances by year of contractual maturity or next call date for returnable advances as of December 31, 2009 and 2008.

(in thousands)	December 31,	December 31,
Year of Contractual Maturity or Next Call Date	2009	2008

Due in 1 year or less	$18,979,798	$25,607,873
Due after 1 year through 2 years	4,478,412	12,147,582
Due after 2 years through 3 years	4,733,971	5,349,010
Due after 3 years through 4 years	2,835,357	4,514,316
Due after 4 years through 5 years	1,474,737	3,224,048
Thereafter	7,253,708	8,722,571

Total par value	$39,755,983	$59,565,400

Notes to Financial Statements (continued)

The Bank also offers convertible advances. With a convertible advance, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed advance, which the Bank normally would exercise when interest rates increase, and offering a floating-rate advance. At December 31, 2009 and 2008, the Bank had convertible advances outstanding of $6.8 billion and $7.4 billion, respectively. The following table summarizes advances by year of contractual maturity or next convertible date for convertible advances as of December 31, 2009 and 2008.

(in thousands)	December 31,	December 31,
Year of Contractual Maturity or Next Convertible Date	2009	2008

Due in 1 year or less	$23,975,498	$28,169,793
Due after 1 year through 2 years	4,089,962	11,368,362
Due after 2 years through 3 years	4,104,971	5,084,560
Due after 3 years through 4 years	2,160,357	4,156,316
Due after 4 years through 5 years	1,223,987	3,424,048
Thereafter	4,201,208	7,362,321

Total par value	$39,755,983	$59,565,400

Security Terms.  The Bank lends to financial institutions involved in housing finance within its district according to Federal statutes, including the Act. The Act requires the Bank to obtain sufficient collateral on advances to protect against losses and to accept only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits in the Bank, and other eligible real estate-related assets as collateral on such advances.

CFIs are eligible under expanded statutory collateral rules to use secured small business, small farm and small agriculture loans and securities representing a whole interest in such secured loans. Secured loans for “community development activities” is a permitted purpose for funding use and as eligible collateral for advances to CFIs.

Effective February 4, 2010, CDFIs were also considered eligible members of the FHLBank. Because none of the newly-eligible CDFIs are insured by the FDIC, they cannot be CFIs and thus cannot either pledge community development loans as collateral or obtain long-term advances to support community development purposes. To the extent that the collateral and advances regulations may need to be revised to better accommodate CDFI members, the Finance Agency would undertake those changes as part of a separate rulemaking.

At December 31, 2009 and 2008, the Bank had collateral with an eligible collateral value in excess of the book value of all outstanding advances. The estimated value of the collateral required to secure each member’s obligation is calculated by applying collateral discounts or weightings. On the basis of the financial condition of the member, the type of security agreement, and other factors, the Bank requires the member and any affiliate pledgor to execute a written security agreement and imposes one of two requirements to protect the collateral secured:

•	Allows a member or affiliate pledgor to retain possession of the collateral pledged to the Bank, under a written security agreement that requires the member or affiliate pledgor to hold such collateral for the benefit of the Bank; or
•	Requires the member or affiliate pledgor to deliver physical custody to the Bank or custodian or grant control of the pledged collateral to the Bank through its third-party custodian.

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

Credit Risk.  While the Bank has never experienced a loan loss on an advance, the expansion of collateral for CFIs and lending to nonmember housing associates and CDFIs provides the potential for additional credit risk for the Bank. Deterioration in real estate values in various markets, with a resulting decline in the value of certain

Notes to Financial Statements (continued)

mortgage loans and mortgage securities pledged as collateral, also pose the potential for additional risk. The management of the Bank has policies and procedures in place to manage this credit risk. Accordingly, the Bank has not provided any allowances for credit losses on advances.

The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2009, the Bank had advances of $25.4 billion outstanding to the five largest borrowers, which represented 63.9% of total advances outstanding. The contractual interest income from these loans was $1.2 billion during the year ended December 31, 2009. The contractual amount excludes the net interest settlements on derivatives in fair value hedge relationships presented in the interest income line item on the Statement of Operations. Of these five, three each had outstanding loan balances in excess of 10 percent of the total portfolio at December 31, 2009. As of December 31, 2008, the Bank had advances of $37.6 billion outstanding to the five largest borrowers, which represented 63.2% of total advances outstanding. The contractual interest income from these advances was $1.8 billion during the year ended December 31, 2008. Of these five, three each had outstanding advance balances in excess of 10% of the total portfolio at December 31, 2008. The Bank held sufficient collateral to secure advances and the Bank does not expect to incur any losses on advances. See Note 21 for further information on transactions with related parties.

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of December 31, 2009 and 2008.

	December 31,	December 31,
(in thousands)	2009	2008

Fixed rate – overnight	$147,577	$2,269,643
Fixed rate – term:
Due in 1 year or less	18,476,686	19,435,466
Thereafter	17,569,424	30,627,579
Variable-rate:
Due in 1 year or less	343,535	327,763
Thereafter	3,218,761	6,904,949

Total par value	$39,755,983	$59,565,400

Note 10 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans which it purchases from its participating members and housing associates. The total loans represent held-for-portfolio loans under the MPF Program whereby the Bank’s members originate, service, and credit enhance residential mortgage loans that are then sold to the Bank. In the past, the Bank has sold participation interests in some of its MPF Program loans to other FHLBanks and purchased participation interests from other FHLBanks. See Note 21 for further information regarding transactions with related parties.

The following table presents information as of December 31, 2009 and 2008 on mortgage loans held for portfolio:

	December 31,	December 31,
(in thousands)	2009	2008

Fixed medium-term single-family mortgages(1)	$878,332	$1,067,503
Fixed long-term single-family mortgages(1)	4,243,117	5,049,825

Total par value	5,121,449	6,117,328

Premiums	47,703	60,596
Discounts	(18,798)	(22,375)
Hedging adjustments	15,163	14,018

Total mortgage loans held for portfolio	$5,165,517	$6,169,567

Note:

(1)	Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

Notes to Financial Statements (continued)

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity as of December 31, 2009 and 2008.

	December 31,	December 31,
(in thousands)	2009	2008

Government-guaranteed/insured loans	$398,039	$449,416
Conventional loans	4,723,410	5,667,912

Total par value	$5,121,449	$6,117,328

Year of maturity
Due within one year	$19	$21
Due after one year through five years	4,665	4,313
Due after five years	5,116,765	6,112,994

Total par value	$5,121,449	$6,117,328

Note 11 – Allowance for Credit Losses

Mortgage Loans Held for Portfolio.  The following table presents the rollforward of the allowance for credit losses for mortgage loans held for portfolio.

(in thousands)	2009	2008	2007

Balance, beginning of the year	$4,301	$1,055	$853
Charge-offs	(16)	(9)	—
Provision (benefit) for credit losses	(1,605)	3,255	202

Balance, end of the year	$2,680	$4,301	$1,055

At December 31, 2009 and 2008, the Bank had $71.2 million and $38.3 million, respectively, of nonaccrual mortgage loans which represent conventional loans delinquent by 90 days or more. At December 31, 2009 and 2008, the Bank’s other assets included $11.1 million and $5.9 million, respectively, of other real estate owned (REO). The REO balances are carried at the lower of cost or market.

Credit losses that are not paid by primary mortgage insurance are allocated to the Bank up to an agreed upon amount, called a First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating member is required to cover losses. The FLA can be either an account which builds over time or an amount equal to an agreed-upon percentage of the aggregate balance of the mortgage loans purchased, depending on the MPF Program product. The Bank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. Performance-based fees may be withheld to cover losses allocated to the Bank under the FLA. At December 31, 2009 and 2008, the Bank’s exposure under the FLA, excluding amounts that may be recovered through withholding of performance-based CE fees, was $43.5 million and $44.0 million, respectively. This exposure includes both accrual and nonaccrual loans.

The Bank records CE fees as a reduction to mortgage loan interest income. CE fees totaled $6.5 million, $7.1 million and $7.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Notes to Financial Statements (continued)

Banking on Business Loans.  The following table presents the rollforward of the allowance for credit losses for BOB loans.

(in thousands)	2009	2008	2007

Balance, beginning of the year	$9,725	$6,797	$6,735
Charge-offs	(439)	(289)	(1,623)
Provision for credit losses	195	3,217	1,685

Balance, end of the year	$9,481	$9,725	$6,797

The Bank charged off $439 thousand, $289 thousand and $1.6 million of BOB loans during the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009 and 2008, the Bank had $21.3 million and $21.1 million, respectively, of gross nonaccrual BOB loans, before allowance for credit losses.

The amount of forgone interest income on nonaccrual BOB loans for each of the periods presented was less than $1 million. The Bank recorded $93 thousand, $68 thousand and $103 thousand of cash basis interest income on BOB loans during the years ended December 31, 2009, 2008 and 2007, respectively.

Off-Balance Sheet Credit Risk.  The following table presents the rollforward of the allowance for off-balance sheet credit risk.

(in thousands)	2009	2008	2007

Balance, beginning of the year	$1,266	$623	$1,013
Provision (benefit) for credit losses	(1,152)	643	(390)

Balance, end of the year	$114	$1,266	$623

The off-balance sheet credit risk is associated with BOB loan commitments and standby letters of credit.

See Note 2 to these audited financial statements regarding the methodologies for the allowance for credit losses on mortgage loans held for portfolio, BOB loans and off-balance sheet credit risk.

Note 12 – Derivatives and Hedging Activities

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

The most common ways, in no particular order, in which the Bank uses derivatives are to:

•	reduce interest-rate sensitivity and repricing gaps of assets and liabilities;
•	reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;
•	preserve a favorable interest-rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance). Without the use of

Notes to Financial Statements (continued)

derivatives, this interest-rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the bond;

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities;
•	protect the value of existing asset or liability positions or of anticipated transactions;
•	manage embedded options in assets and liabilities; and
•	as part of its overall asset/liability management.

Types of Interest-Rate Exchange Agreements.  The Bank’s risk governance policy establishes guidelines for its use of interest-rate exchange agreements. The Bank can use the following instruments, in no particular order of importance, to reduce funding costs and to manage exposure to interest rate risks inherent in the normal course of the Bank’s business lending, investment, and funding activities:

•	interest-rate swaps;
•	interest-rate swaptions; and
•	interest-rate caps or floors.

The goal of the Bank’s interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. One strategy the Bank uses to manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with their associated interest rate derivatives limit the Bank’s risk exposure. The Bank may use interest rate derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances, MPF loans, MBS, and consolidated obligations) to achieve risk management objectives.

Interest-Rate Swaps.  An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional principal amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional principal amount at a variable-rate for the same period of time. The variable rate paid or received by the Bank in most interest-rate exchange agreements is LIBOR.

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

Notes to Financial Statements (continued)

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

For instance, in a typical transaction, fixed-rate consolidated obligations are issued by the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows designed to mirror, in timing and amount, the cash outflows that the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances (typically one- or three-month LIBOR). The fixed-rate consolidated obligation and matching derivative are treated as fair-value hedges. The Bank may issue variable-rate consolidated obligation — bonds indexed to LIBOR, the U.S. Prime rate, or Federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt. Basis risk represents the risk that changes to one interest rate index will not perfectly offset changes to another interest rate index.

This strategy of issuing bonds while simultaneously entering into interest rate exchange agreements enables the Bank to offer a wider range of attractively priced advances and may allow the Bank to reduce its funding costs. The continued attractiveness of such debt depends on yield relationships between the bond and interest rate exchange markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds that it issues. By acting in both the capital and the swap markets, the Bank may be able to raise funds at lower costs than through the issuance of simple fixed- or variable-rate consolidated obligations in the capital markets alone.

Advances.  The Bank offers a wide array of advances structured to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the funding liabilities. In general, whenever a member executes a fixed-rate loan to member or a variable-rate loan to member with embedded options, the Bank may simultaneously execute a derivative with terms that offset the terms and embedded options in the loan to member. For example, the Bank may hedge a fixed-rate advance with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advances to variable-rate. This type of hedge is treated as a fair-value hedge.

When issuing convertible advances, the Bank may purchase put options from a member that allow the FHLBank to convert the loan from a fixed rate to a variable rate if interest rates increase. A convertible loan to member carries an interest rate lower than a comparable-maturity fixed-rate loan to member that does not have the conversion feature. With a putable loan to member, the Bank effectively purchases a put option from the member that allows the Bank to put or extinguish the fixed-rate loan to member, which the Bank normally would exercise

Notes to Financial Statements (continued)

when interest rates increase, and the borrower may elect to enter into a new loan. The Bank may hedge these advances by entering into a cancelable interest-rate swap.

Mortgage Loans.  The Bank invests in fixed-rate mortgage loans. The prepayment options embedded in mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest-rate and prepayment risks associated with mortgages through a combination of debt issuance and, at times, derivatives, such as interest-rate caps and floors, swaptions and callable swaps.

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

The Bank may also hedge a firm commitment for a forward starting advance through the use of an interest-rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. Because the firm commitment ends at the same exact time that the advance is settled, the basis movement associated with the firm commitment is effectively rolled into the basis of the advance.

Investments.  The Bank primarily invests in certificates of deposit, U.S. Treasuries, U.S. agency obligations, MBS, and the taxable portion of state or local housing finance agency obligations, which may be classified as held-to-maturity, available-for-sale or trading securities. The interest-rate and prepayment risks associated with these investment securities is managed through a combination of debt issuance and from time to time, derivatives. The Bank may manage the prepayment and interest rate risks by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The Bank may manage duration risk by funding investment securities with consolidated obligations that contain call features. The Bank may also manage the risk arising from changing market prices and volatility of investment securities by matching the cash outflow on the interest-rate exchange agreements with the cash inflow on the investment securities. The derivatives held by the Bank that may be associated with trading and available-for-sale securities, carried at fair value, and held-to-maturity securities, carried at amortized cost, are designated as economic hedges. The changes in fair values of these derivatives are recorded in current-period earnings.

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

Managing Credit Risk on Derivatives.  The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies

Notes to Financial Statements (continued)

and regulations. The recent deterioration in the credit/financial markets has heightened the Bank’s awareness of derivative default risk. In response, the Bank has created a task force which has worked toward lessening this risk by (1) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts; (2) substituting securities for cash collateral, which would allow a more detailed identification of the Bank’s particular collateral; and (3) attempting to negotiate revised ISDA Master Agreement terms, when necessary, that should help to mitigate losses in the event of a counterparty default. These agreement negotiations include establishing tri-party collateral agreements where possible to further protect the Bank’s collateral. The Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty and do not permit rehypothecation.

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

At December 31, 2009 and 2008, the Bank’s maximum credit risk, as defined above, was approximately $7.6 million and $38.7 million, respectively. These totals include $4.9 million and $10.2 million of net accrued interest receivable, respectively. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held no cash collateral at December 31, 2009 compared to $9.8 million of cash collateral at December 31, 2008. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at December 31, 2009 was $1.1 billion for which the Bank has posted cash and securities collateral with a fair value of approximately $725.0 million in the normal course of business. If the Bank’s credit ratings had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $320.0 million of collateral to its derivative counterparties at December 31, 2009. However, the Bank’s credit ratings have not changed during the previous twelve months.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 23 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivative dealer and thus does not trade derivatives for short-term profit.

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

Notes to Financial Statements (continued)

The following tables summarize the notional and fair value of derivative instruments as of December 31, 2009 and 2008. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	December 31, 2009
	Notional
	Amount of	Derivative	Derivative
(in thousands)	Derivatives	Assets	Liabilities

Derivatives in hedge accounting relationships
Interest rate swaps	$51,335,964	$451,215	$1,568,756

Total derivatives in hedge accounting relationships	$51,335,964	$451,215	$1,568,756

Derivatives not in hedge accounting relationships
Interest rate swaps	$34,000	$—	$1,580
Interest rate caps or floors	1,653,750	9,617	1,096
Mortgage delivery commitments	3,406	20	3

Total derivatives not in hedge accounting relationships	$1,691,156	$9,637	$2,679

Total derivatives before netting and collateral adjustments	$53,027,120	$460,852	$1,571,435

Netting adjustments		(453,190)	(453,190)
Cash collateral and related accrued interest		—	(494,721)

Total collateral and netting adjustments(1)		(453,190)	(947,911)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$7,662	$623,524

	December 31, 2008
	Notional
	Amount of	Derivative	Derivative
(in thousands)	Derivatives	Assets	Liabilities

Derivatives in hedge accounting relationships
Interest rate swaps	$57,813,315	$907,940	$2,655,150

Total derivatives in hedge accounting relationships	$57,813,315	$907,940	$2,655,150

Derivatives not in hedge accounting relationships
Interest rate swaps	$553,836	$155	$5,704
Interest rate caps or floors	225,000	3,379	—
Mortgage delivery commitments	31,206	427	1

Total derivatives not in hedge accounting relationships	$810,042	$3,961	$5,705

Total derivatives before netting and collateral adjustments	$58,623,357	$911,901	$2,660,855

Netting adjustments		(873,183)	(873,183)
Cash collateral and related accrued interest		(9,830)	(1,432,658)

Total collateral and netting adjustments(1)		$(883,013)	$(2,305,841)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$28,888	$355,014

Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Operations.

	For the Twelve Months Ended
	December 31,
	2009	2008	2007
(in thousands)	Gain (Loss)	Gain (Loss)	Gains (Loss)

Derivatives and hedged items in fair value hedging relationships
Interest rate swaps	$11,469	$(9,863)	$13,694

Total net gain (loss) related to fair value hedge ineffectiveness	$11,469	$(9,863)	$13,694

Derivatives not designated as hedging instruments
Economic hedges
Interest rate swaps	$2,118	$62,985	$(2,659)
Interest rate swaptions	—	(108)	(1,965)
Interest rate caps or floors	(6,002)	2,368	—
Net interest settlements	(1,454)	(2,030)	804
Mortgage delivery commitments	5,020	594	295
Intermediary transactions
Interest rate swaps	3	(1)	53
Other	866	12,329	591

Total net gain (loss) related to derivatives not designated as hedging instruments	$551	$76,137	$(2,881)

Net gains (losses) on derivatives and hedging activities	$12,020	$66,274	$10,813

On September 15, 2008, Lehman Brothers Holding, Inc. (Lehman) filed for bankruptcy. At that time, Lehman’s subsidiary, Lehman Brothers Special Financing, Inc. (LBSF) was the Bank’s largest derivatives counterparty, with a total of 595 outstanding derivative trades having a total notional value of $16.3 billion. Lehman was a guarantor under the Bank’s agreement with LBSF such that Lehman’s bankruptcy filing triggered an event of default. Substantially all of these derivatives were in fair value hedging relationships. As a result of the bankruptcy filing, the Bank evaluated the outstanding trades it had with LBSF to assess which individual derivatives were most important to the Bank’s overall risk position. Of the 595 trades, 63 represented approximately half of the total LBSF notional value and almost 100 percent of the base case duration impact of the LBSF portfolio. Therefore, the Bank elected to enter into 63 identical new trades with different counterparties on September 18, 2008. The fair value hedging relationships associated with the 63 LBSF trades were de-designated with the respective hedged items being simultaneously re-designated in new hedging relationships with the new derivatives traded on September 18, 2008. Management determined that it was in the Bank’s best interest to declare an event of default and designate September 19, 2008 as the early termination date of the Bank’s agreement with LBSF. Accordingly, all LBSF derivatives were legally terminated at that time and the Bank began the process of obtaining third party quotes for all of the derivatives in order to settle its position with LBSF in accordance with the ISDA Master Agreement. On September 22, 2008, the Bank replaced additional LBSF derivatives by trading 40 derivatives identical to certain LBSF derivatives that were terminated on September 19, 2008. The Bank was unable to place these 40 replacement derivatives into fair value hedge relationships until October 10, 2008.

The above-described Lehman-related transactions had a material impact on the components of net gain (loss) on derivatives and hedging activities for the twelve months ended December 31, 2008 as presented in the table above. Fair value hedge ineffectiveness for the twelve months ended December 31, 2008, includes a loss of $10.9 million resulting from the replacement of the 63 LBSF derivatives described above that were in fair value hedging relationship with certain advances. For the twelve months ended December 31, 2008, gains (losses) associated with economic hedges include a $69.0 million gain associated with 63 replaced LBSF derivatives that

Notes to Financial Statements (continued)

remained as economic hedges for a one day period after they were replaced. The gains (losses) associated with economic hedges for the twelve months ended December 31, 2008 also include a gain of $0.2 million associated with the 40 additional replacement derivatives. For the twelve months ended December 31, 2008, other gains (losses) on derivatives and hedging activities includes a gain of $11.8 million associated with the termination of the LBSF derivatives.

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the year ended December 31, 2009, 2008 and 2007.

				Effect of
			Net Fair	Derivatives on
	Gain/(Loss) on	Gain/(Loss) on	Value Hedge	Net Interest
(in thousands)	Derivative	Hedged Item	Ineffectiveness	Income(1)

2009:
Hedged item type:
Advances	$1,131,401	$(1,146,160)	$(14,759)	$(1,071,622)
Consolidated obligations - bonds	(285,834)	312,062	26,228	438,094

Total	$845,567	$(834,098)	$11,469	$(633,528)

2008:
Hedged item type:
Advances	$(1,664,959)	$1,659,789	$(5,170)	$(568,921)
Consolidated obligations - bonds	519,711	(524,404)	(4,693)	277,477

Total	$(1,145,248)	$1,135,385	$(9,863)	$(291,444)

2007:
Hedged item type:
Advances	$(993,607)	$1,001,822	$8,215	$211,966
Consolidated obligations - bonds	476,713	(471,234)	5,479	(131,705)

Total	$(516,894)	$530,588	$13,694	$80,261

Note:

(1)	Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during the years ended December 31, 2009 and 2008. The losses reclassified from AOCI into income for the effective portion of the previously terminated cash flow hedges are presented in the tables below for the twelve months ended December 31, 2009 and 2008. This activity was reported in interest expense — consolidated obligation-bonds in the Bank’s Statement of Operations.

Losses Reclassified from
(in thousands)	AOCI into Income

For the twelve months ended December 31, 2009	$(1,173)
For the twelve months ended December 31, 2008	(2,048)
For the twelve months ended December 31, 2007	(2,010)

As of December 31, 2009, 2008 and 2007, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months are not material.

Notes to Financial Statements (continued)

Note 13 – Premises, Software and Equipment

	December 31,
(in thousands)	2009	2008

Computer hardware and software	$48,652	$44,238
Furniture	3,035	3,035
Leasehold improvements	3,494	3,454
Equipment and other	1,887	1,790

Total premises, software and equipment, gross	57,068	52,517
Less: Accumulated depreciation and amortization	35,361	29,835

Total premises, software and equipment, net	$21,707	$22,682

Depreciation and amortization expenses were $5.6 million, $5.1 million and $5.1 million for the years ended December 31, 2009, 2008 and 2007, respectively. Gains and losses on disposal of premises and equipment are included in other income (loss) on the Statement of Operations. There was no material net realized gain (loss) on disposal of premises and equipment for the years ended December 31, 2009, 2008 and 2007.

Software amortization expense was $4.5 million, $3.7 million and $3.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The unamortized software balance was $19.1 million and $19.5 million at December 31, 2009 and 2008, respectively.

During the years ended December 31, 2009 and 2008, the Bank capitalized $4.1 million and $3.0 million, respectively, in costs associated with computer software being developed for internal use.

Note 14 – Deposits

The Bank offers demand and overnight deposits to both members and qualifying nonmembers and term deposits to members. Noninterest-bearing demand and overnight deposits are comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the FRB.

Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits during 2009 and 2008 were 0.08% and 1.87%, respectively.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2009 and 2008.

	December 31,
(in thousands)	2009	2008

Interest-bearing:
Demand and overnight	$1,246,717	$1,451,856
Term	11,000	15,750

Total interest-bearing deposits	$1,257,717	$1,467,606
Noninterest-bearing:
Demand and overnight	26,613	18,771

Total deposits	$1,284,330	$1,486,377

The aggregate amount of time deposits with a denomination of $100 thousand or more was $11.0 million and $15.7 million as of December 31, 2009 and 2008, respectively.

Notes to Financial Statements (continued)

Note 15 – Borrowings

Securities Sold Under Agreements to Repurchase.  The amounts received under these agreements represent short-term borrowings and are classified as liabilities on the Statement of Condition. The Bank has delivered securities sold under agreements to repurchase to the primary dealer. Should the market value of the underlying securities fall below the market value required as collateral, the Bank may be required to deliver additional securities to the dealer. The Bank had no securities sold under agreements to repurchase at December 31, 2009 and 2008.

Loans from Other FHLBanks.  There were no loans from other FHLBanks outstanding at December 31, 2009 and 2008.

Note 16 – Consolidated Obligations

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

Although the Bank is primarily liable for its portion of consolidated obligations (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on all consolidated obligations of each of the FHLBanks. The Finance Agency, at its discretion, may require any FHLBank to make principal or interest payments due on any consolidated obligations whether or not the consolidated obligation represents a primary liability of such FHLBank. Although it has never occurred, to the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank that is primarily liable for such consolidated obligation, Finance Agency regulations provide that the paying FHLBank is entitled to reimbursement from the non-complying FHLBank for any payments made on its behalf and other associated costs (including interest to be determined by the Finance Agency). However, if the Finance Agency determines that the non-complying FHLBank is unable to satisfy its repayment obligations, then the Finance Agency may allocate the outstanding liabilities of the non-complying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank’s participation in all consolidated obligations outstanding. The Finance Agency reserves the right to allocate the outstanding liabilities for the consolidated obligations between the FHLBanks in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner.

The par amounts of the twelve FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $930.6 billion and $1.3 trillion at December 31, 2009 and 2008, respectively. Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States, obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they are free from lien or pledge for purposes of compliance with these regulations.

Notes to Financial Statements (continued)

General Terms.  Consolidated obligations are issued with either fixed-rate coupon payment terms or variable-rate coupon payment terms that use a variety of indices for interest rate resets including LIBOR, Constant Maturity Treasury (CMT), U.S. Treasury Bills (T-Bills), the U.S. Prime rate, 11th District Cost of Funds Index (COFI) and others. To meet the expected specific needs of certain investors in consolidated obligations, both fixed-rate bonds and variable-rate bonds may contain features which may result in complex coupon payment terms and call options. When such consolidated obligations are issued, the Bank may enter into derivatives containing offsetting features that effectively convert the terms of the bond to those of a simple variable-rate bond or a fixed-rate bond. The Bank has no outstanding consolidated obligations denominated in currencies other than U.S. dollars.

These consolidated obligations, beyond having fixed-rate or simple variable-rate coupon payment terms, may also have the following broad terms regarding either principal repayment or coupon payment terms:

Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that the Bank has issued in the past is an Amortizing Prepayment Linked Security (APLS). The APLS redeems based on the prepayments of Fannie Mae, Freddie Mac, Ginnie Mae or private label reference pools. As of December 31, 2009 and 2008, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts).

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

Notes to Financial Statements (continued)

The following table details interest rate payment terms for consolidated obligation bonds as of December 31, 2009 and 2008.

	December 31,	December 31,
(in thousands)	2009	2008

Par value of consolidated bonds:
Fixed-rate	$42,153,784	$43,003,621
Step-up	210,000	470,000
Floating-rate	6,430,000	16,615,000
Zero coupon	—	1,728,000
Range bonds	—	210,000
Conversion bonds:
Fixed to floating	—	15,000
Floating to fixed	15,000	25,000

Total par value	$48,808,784	$62,066,621

Bond premiums	42,114	36,142
Bond discounts	(27,645)	(1,312,533)
Hedging adjustments	280,615	608,457

Total book value	$49,103,868	$61,398,687

Maturity Terms.  The following is a summary of the Bank’s participation in consolidated obligation bonds outstanding by year of contractual maturity as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
(dollars in thousands)
		Weighted Average		Weighted Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate

Due in 1 year or less	$21,165,000	1.42%	$27,669,100	3.04%
Due after 1 year through 2 years	8,170,700	1.89	6,663,000	3.97
Due after 2 years through 3 years	5,665,000	3.25	4,723,000	3.95
Due after 3 years through 4 years	3,402,500	3.80	4,415,000	4.84
Due after 4 years through 5 years	1,977,900	4.37	4,017,000	4.56
Thereafter	4,610,500	4.83	9,496,500	4.11
Index amortizing notes	3,817,184	5.05	5,083,021	4.98

Total par value	$48,808,784	2.60%	$62,066,621	3.76%

The following table presents the breakout of the Bank’s consolidated obligation bonds between callable and noncallable as of December 31, 2009 and 2008.

	December 31,	December 31,
(in thousands)	2009	2008

Par value of consolidated bonds:
Noncallable	$42,660,284	$47,755,121
Callable	6,148,500	14,311,500

Total par value	$48,808,784	$62,066,621

Notes to Financial Statements (continued)

The following table summarizes consolidated obligation bonds outstanding by year of contractual maturity or next call date, whichever is earlier, as of December 31, 2009 and 2008.

(in thousands)
	December 31,	December 31,
Year of Contractual Maturity or Next Call Date	2009	2008

Due in 1 year or less	$25,917,000	$37,683,100
Due after 1 year through 2 years	9,015,700	9,610,000
Due after 2 years through 3 years	4,339,000	3,424,000
Due after 3 years through 4 years	2,599,500	1,865,000
Due after 4 years through 5 years	1,245,400	1,865,000
Thereafter	1,875,000	2,536,500
Index amortizing notes	3,817,184	5,083,021

Total par value	$48,808,784	$62,066,621

Consolidated Discount Notes.  Consolidated discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table presents the Bank’s participation in consolidated discount notes, all of which are due within one year, as of December 31, 2009 and 2008.

	December 31,	December 31,
(dollars in thousands)	2009	2008

Book value	$10,208,891	$22,864,284
Par value	10,210,000	$22,883,813
Weighted average interest rate	0.08%	0.90%

Note 17 – Affordable Housing Program (AHP)

Section 10(j) of the Act requires each Bank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below-market interest rate advances where the funds are used to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or ten percent of net earnings (income under GAAP before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP). The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues this expense monthly based on its net earnings. The Bank reduces the AHP liability as members use subsidies. The calculation of the REFCORP assessment is discussed in Note 18.

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. As allowed per AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). The Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism.

If the aggregate ten percent calculation described above was less than $100 million for all twelve FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for

Notes to Financial Statements (continued)

the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net income. There was no shortfall in 2009, 2008 or 2007. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2009, 2008 or 2007. The Bank had outstanding principal in AHP-related advances of $8.7 million and $9.6 million at December 31, 2009 and 2008, respectively.

There was no AHP assessment for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, the Bank added $2.2 million and $26.4 million, respectively, to its AHP liability as a result of annual assessments. Also, during the years ended December 31, 2009, 2008 and 2007, the Bank disbursed $18.9 million, $18.7 million and $15.8 million, respectively, for qualifying AHP subsidies on a net basis. The following table presents a rollforward of the AHP liability.

(in thousands)	2009	2008	2007

Balance, beginning of the year	$43,392	$59,912	$49,386
Expenses	—	2,186	26,361
Subsidy usage, net	(18,851)	(18,706)	(15,835)

Balance, end of the year	$24,541	$43,392	$59,912

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

The FHLBanks’ aggregate payments through 2009 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its expected remaining term to April 15, 2012 effective December 31, 2009. The FHLBanks’ aggregate payments through 2009 have satisfied $2.3 million of the $75.0 million scheduled payment due on April 15, 2012 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2009 until the annuity is satisfied.

The benchmark payments or portions of the payments could be reinstated if the actual REFCORP payments of the FHLBanks fall short of $75 million in a quarter. The maturity date of the REFCORP obligation may be extended beyond April 15, 2030, if such extension is necessary to ensure that the value of the aggregate amounts paid by the

Notes to Financial Statements (continued)

FHLBanks exactly equals a $300 million annual annuity. Any payment beyond April 15, 2030, will be paid to the U.S. Treasury.

In 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank will use its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. This overpayment was recorded as a prepaid asset and reported as “prepaid REFCORP assessment” on the Statement of Condition at December 31, 2009 and 2008. Over time, as the Bank uses this credit against its future REFCORP assessments, the prepaid asset will be reduced until the prepaid asset has been exhausted. If any amount of the prepaid asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining prepaid asset.

The following table presents an analysis of the REFCORP asset/liability for the years ended December 31, 2009 and 2008.

(In thousands)	2009	2008

Net balance, beginning of year	$(39,641)	$16,677
Expense	—	4,850
Cash payments	—	(61,168)

Net balance, end of year(1)	$(39,641)	$(39,641)

Note:

(1)	2008 activity resulted in a prepaid assessment balance at December 31, 2008, which remained at December 31, 2009.

Note 19 – Capital

The Bank is subject to three capital requirements under its current capital plan structure and the Finance Agency rules and regulations: (1) risk-based capital, (2) total capital and (3) leverage capital. First, under the risk-based capital requirements, each Bank must maintain at all times permanent capital, defined as capital stock and retained earnings, in an amount at least equal to the sum of its credit risk, market risk, and operating risk capital requirements, all of which are calculated in accordance with rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined. Second, the Bank is required to maintain at all times a total capital-to-assets ratio of at least 4.0%. Total regulatory capital is the sum of permanent capital, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses. Third, each Bank is required to maintain at all times a leverage capital-to-assets ratio of at least 5.0%. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor. Mandatorily redeemable capital stock is considered capital for determining the Bank’s compliance with its regulatory requirement.

Notes to Financial Statements (continued)

The following table demonstrates the Bank’s compliance with these capital requirements at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
(dollars in thousands)	Required	Actual	Required	Actual

Regulatory capital requirements:
Risk-based capital	$2,826,882	$4,415,308	$3,923,143	$4,156,856
Total capital-to-asset ratio	4.0%	6.8%	4.0%	4.6%
Total regulatory capital	$2,611,634	$4,415,422	$3,632,237	$4,170,882
Leverage ratio	5.0%	10.1%	5.0%	6.9%
Leverage capital	$3,264,543	$6,623,076	$4,540,296	$6,249,310

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. See the “Legislative and Regulatory Developments” discussion in Item 7. Management’s Discussion and Analysis in this 2009 Annual Report filed on Form 10-K for additional information regarding the terms of the Interim Final Regulation. On January 12, 2010, the Bank received final notification from the Finance Agency that it was considered adequately capitalized for the quarter ended September 30, 2009. In its determination, the Finance Agency expressed concerns regarding the Bank’s level of retained earnings, the quality of the Bank’s private label MBS portfolio and related AOCI and the Bank’s ability to maintain permanent capital above risk-based capital requirements. As of the date of this filing, the Bank has not received notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2009.

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

Notes to Financial Statements (continued)

Capital Concentrations.  The following table presents member holdings of ten percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2009 and 2008.

	December 31, 2009		December 31, 2008
(dollars in thousands)		Percent of		Percent of
Member	Capital Stock(2)	Total	Capital Stock	Total

Sovereign Bank, Reading PA	$644,438	16.0	$644,438	16.2
Ally Bank, Midvale UT(1)	496,090	12.3	496,090	12.4
ING Bank, FSB, Wilmington, DE	478,637	11.9	478,637	12.0
PNC Bank, N.A., Pittsburgh, PA	442,436	11.0	442,417	11.1

Notes:

(1)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.

(2)	Total capital stock includes mandatorily redeemable capital stock.

The Bank suspended excess capital stock repurchases in December 2008; therefore, the capital stock balances for the members presented above did not decline from December 31, 2008 to December 31, 2009. In addition, the members noted above did not increase their borrowings with the Bank during 2009, and therefore, additional stock purchases were not required. PNC Bank, N.A. had a marginal increase in its balance due to the inclusion of $19 thousand of mandatorily redeemable capital stock pertaining to National City Bank. The assets of National City Bank, a nonmember of the Bank, were merged with PNC Bank, N.A. in November 2009. Members are currently required to purchase Bank stock with a value of 4.75% of member loans outstanding, 4.0% on AMA activity (Master Commitments executed on or after May 1, 2009) and 0.75% of unused borrowing capacity.

Mandatorily Redeemable Capital Stock.  Once a member exercises a written redemption right, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership, the Bank reclassifies the stock subject to mandatory redemption from equity to liability at fair value. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the Statement of Operations. The repayment of these mandatorily redeemable financial instruments is reflected as a cash outflow in the financing activities section of the Statement of Cash Flows. If a member cancels its written notice of redemption or notice of withdrawal, the Bank reclassifies mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock are no longer classified as interest expense.

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

At December 31, 2009 and 2008, the Bank had $8.3 million and $4.7 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. No dividends were paid on mandatorily redeemable stock for the year ended December 31, 2009. For the years ended December 31, 2008 and 2007, dividends on mandatorily redeemable capital stock in the amount of $148 thousand and $393 thousand, respectively, were recorded as interest expense.

Notes to Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable stock during 2009, 2008 and 2007.

(in thousands)	2009	2008	2007

Balance, beginning of the year	$4,684	$3,929	$7,892
Capital stock subject to mandatory redemption reclassified from capital stock: Due to withdrawals	197	54,326	—
Others	4,038	92
Transfer of mandatorily redeemable capital stock to capital stock due to mergers	(663)	—	—
Redemption of mandatorily redeemable capital stock due to withdrawals	—	(53,663)	(3,963)

Balance, end of the year	$8,256	$4,684	$3,929

As of December 31, 2009, the total mandatorily redeemable capital stock reflected balances for seven institutions. One institution was in receivership and one had notified the Bank to voluntarily redeem their capital stock and withdraw from membership. In addition, two other institutions were taken over by the FDIC and their charters were dissolved. One institution voluntarily dissolved its charter with the OTS. One institution was merged out of district and is considered a nonmember. The remaining institution was merged into a nonmember; subsequently, as of November 6, 2009, the nonmember was fully integrated into a member. Thus, the stock remains classified as mandatorily redeemable capital stock, although it is owned by a member. These redemptions were not complete as of December 31, 2009. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption.

	December 31,	December 31,
(in thousands)	2009	2008

Due in 1 year or less	$3,249	$667
Due after 1 year through 2 years	30	3,899
Due after 2 years through 3 years	—	11
Due after 3 years through 4 years	93	6
Due after 4 years through 5 years	4,884	94
Thereafter	—	7

Total	$8,256	$4,684

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a nonmember (former member that withdrew from membership, merged into a nonmember or was otherwise acquired by a nonmember).

In 2008, the Bank repurchased $53.7 million of capital stock related to out-of-district mergers. As noted above, effective December 23, 2008, repurchases of excess capital stock were suspended until further notice. Therefore, there were no repurchases in 2009.

Dividends, Retained Earnings and AOCI.  At December 31, 2009, retained earnings stood at $389.0 million, representing an increase of $218.5 million, or 128.2%, from December 31, 2008. This increase is primarily due to the early adoption of the amended OTTI guidance effective January 1, 2009. This adoption resulted in a $255.9 million increase in retained earnings as a result of a cumulative effect adjustment as of January 1, 2009. Additional information regarding this guidance is available in Note 3 to the audited financial statements in this annual report filed on Form 10-K.

Notes to Financial Statements (continued)

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

The following table summarizes the changes in AOCI for the years ended December 31, 2009, 2008 and 2007.

	Net	Noncredit	Noncredit	Net
	Unrealized	OTTI	OTTI	Unrealized	Pension and
	Losses on	Losses on	Losses on	Losses on	Post
	Available-	Available-	Held-to-	Hedging	Retirement
(in thousands)	for-Sale	for-Sale	Maturity	Activities	Plans	Total

Balances as of December 31, 2006	$1,470	$—	$—	$(4,973)	$(1,658)	$(5,161)

Net unrealized loss	(1,803)	—	—	—	—	(1,803)
Reclassification adjustment for losses included in net income	(1,588)	—	—	2,057	—	469
Pension and postretirement Benefits	—	—	—	—	191	191

Balances as of December 31, 2007	$(1,921)	$—	$—	$(2,916)	$(1,467)	$(6,304)

Net unrealized loss	(15,464)	—	—	—	—	(15,464)
Reclassification adjustment for losses included in net income	2,842	—	—	2,031	—	4,873
Pension and postretirement Benefit	—	—		—	(410)	(410)

Balances as of December 31, 2008	$(14,543)	$—	$—	$(885)	$(1,877)	$(17,305)

Cumulative effect adjustments relating to the amended OTTI guidance	—	(2,842)	(253,119)	—	—	(255,961)
Net unrealized gain	10,345	294,212	—	—	—	304,557
Noncredit component of OTTI losses	—	(10,857)	(961,443)	—	—	(972,300)
Reclassification adjustment of noncredit OTTI losses included in net income	—	132,462	24,664	—	—	157,126
Accretion of noncredit OTTI losses	—	—	31,175	—	—	31,175
Noncredit OTTI losses and unrecognized gain transferred from held-to- maturity to available-for-sale	—	(1,104,478)	1,158,723	—	—	54,245
Reclassification adjustment for losses included in net income	2,178	—	—	1,149	—	3,327
Pension and postretirement benefits	—	—	—	—	1,196	1,196

Balances as of December 31, 2009	$(2,020)	$(691,503)	$—	$264	$(681)	$(693,940)

Notes to Financial Statements (continued)

Statutory and Regulatory Restrictions on Capital Stock Redemption.  In accordance with the GLB Act, Bank stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem and the limitation of the redemption privilege to a small fraction of outstanding stock. Statutory and regulatory restrictions on the redemption of Bank stock include the following:

•	In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to satisfy its minimum capital requirements (i.e., a statutory capital/asset ratio requirement, established by the GLB Act, and a regulatory risk-based capital-to-asset ratio requirement established by the Finance Agency). By law, all member holdings of Bank stock immediately become non-redeemable if the Bank becomes undercapitalized (as determined by the Finance Agency) and only a minimal portion of outstanding stock qualifies for redemption consideration.
•	In no case may the Bank redeem any capital stock if either its Board or the Finance Agency determine that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue.
•	The Board has a statutory obligation to review and adjust member capital stock requirements in order to comply with the Bank’s minimum capital requirements, and each member must comply promptly with any such requirement.
•	In addition to possessing the authority to prohibit stock redemptions, the Bank’s Board has a right to call for additional capital stock purchases by its members as a condition of membership, as needed to satisfy statutory and regulatory capital requirements under the GLB Act.
•	If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if the Bank is undercapitalized, does not have the required credit rating, etc.), the Bank becomes insolvent and is either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established through the liquidation process or through negotiation with the merger partner.
•	The GLB Act states that the Bank may repurchase, in its sole discretion, stock investments which exceed the required minimum amount.
•	In no case may the Bank redeem or repurchase any capital stock if the principal or interest payment due on any consolidated obligation issued by the OF has not been paid in full.
•	In no case may the Bank redeem or repurchase any capital stock if the Bank has failed to provide the Finance Agency with the necessary quarterly certification required by Section 966.9(b)(1) of the Finance Agency’s regulations prior to declaring or paying dividends for a quarter.
•	In no case may the Bank redeem or repurchase any capital stock if the Bank is unable to provide the required certification, projects that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of its current obligations, actually fails to satisfy these requirements or obligations, or negotiates to enter or enters into an agreement with another Bank to obtain financial assistance to meet its current obligations.

Note 20 – Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax qualified defined benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expense were $3.3 million, $3.4 million and $4.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure and accounting of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank cannot be made.

The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a

Notes to Financial Statements (continued)

percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $975 thousand, $900 thousand and $824 thousand for the years ended December 31, 2009, 2008 and 2007, respectively.

In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s minimum obligation from these plans was $7.0 million and $6.6 million at December 31, 2009 and 2008, respectively. Operating expense includes deferred compensation and accrued earnings (losses) of $1.2 million, $(493) thousand and $1.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The Bank owns mutual funds held in a Rabbi trust to offset the earnings (losses) of certain deferred compensation agreements. See Note 5 for more information.

Postretirement Health Benefit Plan.  The Bank sponsors a retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992, receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992, are required to contribute toward the cost of health care benefits above the established expense caps after attaining age 65. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Those employees retiring after January 1, 1992, are also required to meet specific eligibility requirements of age 60 with ten years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The approximate Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 2009 and 2008 was $1.9 million and $2.8 million, respectively.

Effective January 1, 2010, the Bank amended the Postretirement Health Benefit Plan such that all retirees who retired after January 1, 1992 will participate in a health reimbursement account (HRA). The Bank will make a contribution to each participant’s HRA monthly. At the discretion of the Bank, the amount contributed can be modified.

Supplemental Retirement Plan.  The Bank also maintains a Supplemental Retirement Plan, a nonqualified defined benefit retirement plan, for certain executives. The plan ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the supplemental retirement plan was $2.9 million and $2.7 million at December 31, 2009 and 2008, respectively. The Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants. See Note 6 for more information.

Notes to Financial Statements (continued)

The Bank does not have any plan assets or any unrecognized transitional obligation. The following table sets forth the changes in benefit obligation associated with these defined benefit plans.

	Supplemental Retirement Plan		Postretirement Health Benefit Plan

(in thousands)	2009	2008	2009	2008

Change in benefit obligation:
Balance, beginning of the year	$3,971	$4,829	$2,757	$2,296
Service cost	247	258	93	75
Interest cost	229	251	153	144
Amendments – changes in assumptions	(7)	494	(781)	204
Actuarial loss (gain)	(128)	17	(151)	209
Benefits paid	(354)	(1,878)	(165)	(171)

Balance, end of the year	3,958	3,971	1,906	2,757

Change in fair value of plan assets:
Balance, beginning of the year fair value	—	—	—	—
Employer contribution	354	1,878	165	171
Benefits paid	(354)	(1,878)	(165)	(171)

Balance, end of the year fair value	—	—	—	—

Funded status at end of year	$(3,958)	$(3,971)	$(1,906)	$(2,757)

The following table presents the amounts recognized in the Statement of Condition at December 31, 2009 and 2008 associated with these defined benefit plans.

	Supplemental Retirement Plan		Postretirement Health Benefit Plan

(in thousands)	2009	2008	2009	2008

Other liabilities	$(3,958)	$(3,971)	$(1,906)	$(2,757)

The following table presents the amounts recognized in AOCI at December 31, 2009 and 2008 associated with these defined benefit plans.

	Supplemental Retirement Plan		Postretirement Health Benefit Plan

(in thousands)	2009	2008	2009	2008

Net actuarial loss (gain)	$1,062	$1,296	$94	$245
Prior service cost (benefit)	(20)	(30)	(455)	366

	$1,042	$1,266	$(361)	$611

Notes to Financial Statements (continued)

The following table presents the components of the net periodic benefit cost and other amounts recognized in OCI for these defined benefit plans for the years ended December 31, 2009, 2008 and 2007.

	Supplemental Retirement Plan			Postretirement Health Benefit Plan

(in thousands)	2009	2008	2007	2009	2008	2007

Net periodic benefit cost:
Service cost	$247	$258	$345	$93	$75	$78
Interest cost	229	251	265	153	144	131
Amortization of prior service cost (benefit)	(10)	(10)	(10)	40	41	40
Amortization of net loss	98	79	149	—	—	—
Settlement loss	—	405	—	—	—	—

Net periodic benefit cost	$564	$983	$749	$286	$260	$249

Other changes in OCI:
Net loss (gain)	$(136)	$106	$87	$(932)	$414	$(99)
Amortization of net loss (gain)	(98)	(79)	(149)	—	—	—
Amortization of prior service cost (benefit)	10	10	10	(40)	(41)	(40)

Total recognized in OCI	(224)	37	(52)	(972)	373	(139)

Total recognized in net periodic benefit cost and OCI	$340	$1,020	$697	$(686)	$633	$110

The following table presents the estimated net actuarial loss (gain) and prior service cost (benefit) associated with these defined benefit plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year.

	Supplemental	Postretirement
(in thousands)	Retirement Plan	Health Benefit Plan

Net actuarial loss	$83	$—
Prior service cost (benefit)	(10)	(18)

Total to be amortized into net periodic benefit cost	$73	$(18)

The measurement date used to determine the current year’s benefit obligations was December 31, 2009. Key assumptions used for the actuarial calculation to determine benefit obligations and net periodic benefit cost for the Bank’s supplemental retirement plan and postretirement health benefit plan for the years ended December 31, 2009 and 2008 are presented in the tables below. The discount rate for both plans as of December 31, 2009 was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration based interest rate yields from the Citibank Pension Liability Index as of December 31, 2009 and solving for the single discount rate that produces the same present value.

	Supplemental Retirement Plan			Postretirement Health Benefit Plan

Benefit Obligation	2009	2008	2007	2009	2008	2007

Discount rate	6.0%	6.0%	6.25%	6.0%	5.75%	6.5%
Salary increase	5.0%	5.5%	5.5%	n/a	n/a	n/a

Notes to Financial Statements (continued)

	Supplemental Retirement Plan			Postretirement Health Benefit Plan

Cost	2009	2008	2007	2009	2008	2007

Discount rate	6.0%	6.25%	5.75%	5.75%	6.5%	5.75%
Salary increase	5.5%	5.5%	5.5%	n/a	n/a	n/a

The following table presents the assumed health care cost trend rates for the Bank’s postretirement health benefit plan at December 31, 2009 and 2008.

	December 31,	December 31,
Health Care Cost Trend Rates	2009	2008

Assumed for next year	5.0%	5.0%
Ultimate rate	5.0%	5.0%
Year that ultimate rate is reached	2009	2009

The effect of a percentage point increase in the assumed healthcare trend rates would be an increase in postretirement benefit expense of $4 thousand and in APBO of $51 thousand. The effect of a percentage point decrease in the assumed healthcare trend rates would be a decrease in postretirement benefit expense of $3 thousand and in APBO of $48 thousand.

The supplemental retirement plan and postretirement health plan are not funded. The following table presents the estimated future benefits payments reflecting expected future services for the years ending after December 31, 2009.

(in thousands)	Supplemental	Postretirement Health
Years	Retirement Plan	Benefit Plan

2010	$103	$133
2011	116	145
2012	130	154
2013	153	164
2014	167	178
2015-2019	1,163	899

Note 21 – Transactions with Related Parties

The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investments. In addition, certain former members that still have outstanding transactions are also required to maintain their investment in Bank capital stock until the transactions mature or are paid off. All loans, including BOB loans, are issued to members and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. All transactions with members are entered into in the normal course of business. In instances where the member also has an officer or a director who is a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. Related parties are defined as those parties meeting any one of the following criteria: (1) other FHLBanks in the System; (2) members with capital stock outstanding in excess of 10% of total capital stock outstanding; or (3) members and non-member borrowers that have an officer or director who is a director of the Bank.

Notes to Financial Statements (continued)

The following table includes significant outstanding related party member balances.

	December 31,	December 31,
(in thousands)	2009	2008

Investments	$400,945	$427,485
Advances	24,635,662	34,505,362
Deposits	29,617	15,354
Capital stock	2,139,936	2,260,791
MPF loans	3,864,494	123,670

The following table summarizes the Statement of Operations’ effects corresponding to the above related party member balances.

	Year ended December 31,

(in thousands)	2009	2008	2007

Interest income on investments	$10,454	$10,403	$9,393
Interest income on advances(1)	1,199,235	1,818,663	1,531,242
Interest expense on deposits	21	8,497	6,041
Interest income on MPF loans	43,725	7,064	7,054

(1)	Excludes the net interest settlements on derivatives in fair value hedge relationships presented in the interest income line item on the income statement.

The following table includes the MPF activity of the related party members.

	Year ended December 31,

(in thousands)	2009	2008	2007

Total MPF loan volume purchased	$14,593	$10,262	$4,981

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year ended December 31,

(in thousands)	2009	2008	2007

Mortgage loans participated to FHLBank of Chicago	$—	$—	$25
Mortgage loans participated from FHLBank of Chicago	—	218,039	—
Servicing fee expense	543	336	174
Interest income on MPF deposits	4	107	265

	December 31,	December 31,
(in thousands)	2009	2008

Interest-earning deposits maintained with FHLBank of Chicago	$7,571	$2,393

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. See Note 15 for further information. The following table includes gross amounts transacted under these arrangements for the years ended December 31, 2009, 2008 and 2007. As of December 31, 2007, the Bank had $500 million reported as Loans to Other FHLBanks on the Statement of Condition. This balance was repaid on January 2, 2008.

	Year ended December 31,

(in thousands)	2009	2008	2007

Borrowed from other FHLBanks	$—	$20,212	$14,548
Repaid to other FHLBanks	—	20,212	14,548
Loaned to other FHLBanks	—	—	500,000
Repaid by other FHLBanks	—	500,000	—

Notes to Financial Statements (continued)

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the years ended December 31, 2009 and 2007, there were no transfers of debt between the Bank and another FHLBank. During the year ended December 31, 2008, the Bank assumed the debt of other FHLBanks having a total par value of $300 million and total fair value of $314 million.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2009, 2008 or 2007.

Note 22 – Estimated Fair Values

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

Notes to Financial Statements (continued)

Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank’s derivative instruments, TLGP securities and U.S. Treasury bills are generally considered Level 2 instruments based on the inputs utilized to derive fair value.

Level 3 – defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those supported by little or no market activity or by the entity’s own assumptions. As a result of the current market conditions and the use of significant unobservable inputs, the private label MBS in the Bank’s available-for-sale portfolio are considered Level 3 instruments.

The Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. If quoted market prices or market-based prices are not available, fair value is determined based on valuation models that use market-based information available to the Bank as inputs to the models.

Fair Value on a Recurring Basis.  The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at December 31, 2009 and 2008.

	December 31, 2009
				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total

Assets
Trading securities:
T-Bills	$—	$1,029,499	$—	$—	$1,029,499
TLGP securities	—	250,008	—	—	250,008
Mutual funds offsetting deferred compensation	6,698	—	—	—	6,698
Available-for-sale securities:
Mutual funds offsetting employee benefit plan obligations	1,995	—	—	—	1,995
Private label MBS	—	—	2,395,308	—	2,395,308
Derivative assets	—	460,852	—	(453,190)	7,662

Total assets at fair value	$8,693	$1,740,359	$2,395,308	$(453,190)	$3,691,170

Liabilities
Derivative liabilities	$—	$1,571,435	$—	$(947,911)	$623,524

Total liabilities at fair value	$—	$1,571,435	$—	$(947,911)	$623,524

Notes to Financial Statements (continued)

	December 31, 2008
				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total

Assets:
Trading securities	$6,194	$500,613	$—	$—	$506,807
Available-for-sale securities	—	—	19,653	—	19,653
Derivative assets	—	911,901	—	(883,013)	28,888

Total assets at fair value	$6,194	$1,412,514	$19,653	$(883,013)	$555,348

Liabilities:
Derivative liabilities	$—	$2,660,855	$—	$(2,305,841)	$355,014

Total liabilities at fair value	$—	$2,660,855	$—	$(2,305,841)	$355,014

Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value in the quarter in which the changes occur. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the twelve months ended December 31, 2009 and 2008.

	Available-for-Sale	Available-for-Sale
	Securities-Private	Securities-Private
	Label MBS for the	Label MBS for the
	Twelve Months	Twelve Months
	Ended	Ended
(in thousands)	December 31, 2009	December 31, 2008

Balance at January 1	$19,653	$24,916
Total gains or losses (realized/unrealized):
Included in net gain/loss on sale of AFS securities	(2,178)	—
Included in net OTTI losses	(142,215)	(2,842)
Included in other comprehensive income (loss)	437,012	(3,907)
Purchase, issuances and settlements	(214,948)	(3,845)
Transfers in and/or out of Level 3	—	5,331
Transfers of OTTI securities from held-to-maturity to available-for-sale	2,297,984	—

Balance at December 31	2,395,308	19,653

Total amount of gains or losses for the twelve month period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31	$(142,215)	$(2,842)

During 2009, the Bank transferred certain private label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above. Further details, including the OTTI charges relating to this transfer, are presented in Note 6.

Notes to Financial Statements (continued)

Fair Value.  The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of December 31, 2009 and 2008. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. In addition to these fair value limitations on specific assets and liabilities, no value has been ascribed to the future business opportunities of the Bank which would be included in an overall valuation of the Bank as a going concern.

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

Cash and Due from Banks.  The fair value approximates the recorded book balance.

Interest-Earning Deposits and Investment Securities.  The fair value of non-mortgage-related securities and interest earning deposits is determined based on quoted market prices, when available. When quoted market prices are not available, the Bank estimates the fair value of these instruments by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

The Bank changed the methodology used to estimate the fair value of MBS during the third quarter of 2009. Under the new methodology, the Bank requests prices for all MBS from four specific third-party vendors, and, depending on the number of prices received for each security, selects a median or average price as defined by the methodology. The methodology also incorporates variance thresholds to assist in identifying median or average prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prior to the adoption of the new pricing methodology, the Bank used a similar process that utilized three third-party vendors and similar variance thresholds. This change in pricing methodology did not have a significant impact on the Bank’s fair values of its MBS.

Federal Funds Sold and Loans to Other FHLBanks.  The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for instruments with similar terms.

Mutual Funds Offsetting Deferred Compensation and Employee Benefit Plan Obligations.  Fair values for publicly traded mutual funds are based on quoted market prices.

Advances.  The Bank determines the fair value of advances by calculating the present value of expected future cash flows from the loans and excluding the amount for accrued interest receivable. The discount rates used in these calculations are the replacement loan rates for advances with similar terms. Under Finance Agency regulations, advances with a maturity or repricing period greater than six months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the loans. Therefore, the fair value of advances does not assign a value to the ability of the member to prepay the advance.

Notes to Financial Statements (continued)

Mortgage Loans Held For Portfolio.  The fair values for mortgage loans are determined based on quoted market prices of similar mortgage instruments. These prices, however, can change rapidly based upon market conditions.

Accrued Interest Receivable and Payable.  The fair value approximates the recorded book value. Derivative accrued interest receivable and payable are excluded and are valued as described below.

Derivative Assets/Liabilities.  The Bank bases the fair values of derivatives on market prices, when available, including derivative accrued interest receivable and payable. However, market prices do not exist for many types of derivative instruments. Consequently, fair values for these instruments must be estimated using techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgment regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes. The Bank is subject to credit risk in derivatives transactions due to potential nonperformance by the derivatives counterparties. To mitigate this risk, the Bank enters into master-netting agreements for interest-rate-exchange agreements with highly-rated institutions. In addition, the Bank has entered into bilateral security agreements with all active derivatives dealer counterparties that provide for delivery of collateral at specified levels tied to counterparty credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. The Bank has evaluated the potential for the fair value of the instruments to be impacted by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

BOB Loans.  The fair value approximates the carrying value.

Deposits.  The Bank determines fair values of Bank deposits by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations.  The Bank’s internal valuation model determines fair values of consolidated obligations bonds and discount notes by calculating the present value of expected cash flows using market-based yield curves. Adjustments may be necessary to reflect the FHLBanks’ credit quality when valuing consolidated obligations bonds measured at fair value. Due to the joint and several liability of consolidated obligations, the Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of consolidated obligations. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk. Either no adjustment or an immaterial adjustment was made during the twelve months ended December 31, 2009 and 2008, as deemed appropriate by the Bank.

Mandatorily Redeemable Capital Stock.  The fair value of capital stock subject to mandatory redemption is equal to par value. Capital stock can be acquired by members only at par value and may be redeemed or repurchased at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure of the Bank.

Commitments.  The fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at December 31, 2009 and 2008. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Commitments to Extend Credit for Mortgage Loans.  Certain mortgage loan purchase commitments are recorded as derivatives at their fair value.

Notes to Financial Statements (continued)

The carrying value and fair values of the Bank’s financial instruments at December 31, 2009 and 2008 are presented in the table below.

Fair Value Summary Table

	December 31, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated Fair
(in thousands)	Value	Fair Value	Value	Value

Assets:
Cash and due from banks	$1,418,743	$1,418,743	$67,577	$67,577
Interest-earning deposits	7,571	7,571	5,103,671	5,103,632
Federal funds sold	3,000,000	2,999,939	1,250,000	1,249,981
Trading securities	1,286,205	1,286,205	506,807	506,807
Available-for-sale securities	2,397,303	2,397,303	19,653	19,653
Held-to-maturity securities	10,482,387	10,106,225	14,918,045	12,825,341
Advances	41,177,310	41,299,566	62,153,441	61,783,968
Mortgage loans held for portfolio, net	5,162,837	5,373,977	6,165,266	6,303,065
BOB loans	11,819	11,819	11,377	11,377
Accrued interest receivable	229,005	229,005	434,017	434,017
Derivative assets	7,662	7,662	28,888	28,888

Liabilities:
Deposits	$1,284,330	$1,284,393	$1,486,377	$1,486,539
Consolidated obligations:
Discount notes	10,208,891	10,209,195	22,864,284	22,882,625
Bonds	49,103,868	49,776,909	61,398,687	62,202,614
Mandatorily redeemable capital stock	8,256	8,256	4,684	4,684
Accrued interest payable	301,495	301,495	494,078	494,078
Derivative liabilities	623,524	623,524	355,014	355,014

Note 23 – Commitments and Contingencies

As described in Note 16, the twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. The Finance Agency, in its discretion and notwithstanding any other provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of December 31, 2009 and through the filing date of this report, the Bank does not believe that it is probable that they will be asked to do so.

The FHLBanks determined it was not necessary to recognize a liability for the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations because the joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at December 31, 2009 and 2008. The par amounts of the FHLBanks’ consolidated obligations for which the Bank is jointly and severally liable were approximately $930.6 billion and $1.3 trillion at December 31, 2009 and 2008, respectively.

Notes to Financial Statements (continued)

During the third quarter of 2008, the Bank entered into a Lending Agreement with the U.S. Treasury in connection with the U.S. Treasury’s establishment of the Government Sponsored Enterprise Credit Facility (GSECF), as authorized by the Housing Act. The GSECF was designed to serve as a contingent source of liquidity for the housing GSEs, including each of the twelve FHLBanks. Any borrowings by one or more of the FHLBanks under GSECF would have been considered consolidated obligations with the same joint and several liability as all other consolidated obligations. The terms of any borrowings would have been agreed to at the time of issuance. Loans under the Lending Agreement were to be secured by collateral acceptable to the U.S. Treasury, which consists of Bank advances that have been collateralized in accordance with regulatory standards and MBS issued by the Fannie Mae or Freddie Mac. The Bank was required to submit to the Federal Reserve Bank of New York (FRBNY), acting as fiscal agent of the U.S. Treasury, a list of eligible collateral, updated on a weekly basis. The amount of collateral was subject to an increase or decrease (subject to the approval of the U.S. Treasury) at any time through the delivery of an updated listing of collateral. The Bank never drew on this available source of liquidity. The GSECF expired on December 31, 2009.

Commitments that legally bind and unconditionally obligate the Bank for additional advances, including BOB loans, totaled approximately $14.7 million and $4.4 million at December 31, 2009 and 2008, respectively. Commitments can be for periods of up to twelve months. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is generally a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s DDA account. Any remaining amounts not covered by the withdrawal from the member’s DDA account are converted into a collateralized loan to the member. The following table presents outstanding standby letters of credit as of December 31, 2009 and 2008.

(in millions)	2009	2008

Outstanding notional	$8,727.4	$10,002.3
Final expiration year	2014	2013
Original terms	less than 1 month to 5 years

The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

Except as described below regarding BOB commitments, based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are collateralized at the time of issuance. The Bank records a liability with respect to BOB commitments, which is reflected in other liabilities on the Statement of Condition.

Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $3.4 million and $31.2 million at December 31, 2009 and 2008, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of December 31, 2009, the Bank has pledged total collateral of $725.3 million, including cash of $494.7 million and securities that cannot be sold or repledged with a fair value of $230.6 million, to certain of its derivative counterparties. The Bank had $1.4 billion of cash collateral pledged at December 31, 2008. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty. The Bank reported $230.6 million of the collateral as trading securities as of December 31, 2009. There were no securities pledged as of December 31, 2008.

The Bank had committed to issue or purchase consolidated obligations totaling $400.0 million and $635.0 million at December 31, 2009 and 2008, respectively.

The Bank terminated its previous lease and signed a new lease, effective May 1, 2008, to remain at its existing location, 601 Grant Street. The lease has a term of 17 years, expiring April 30, 2025, with the option for two additional renewal terms of five years each at 90% of market terms. However, the Bank also has the right to

Notes to Financial Statements (continued)

terminate the lease, after 10, 12 and 14 years at a cost estimated to be less than $1.0 million. The Bank charged to operating expense net rental costs of approximately $2.1 million, $2.2 million and $2.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

The following table presents future minimum rentals as of December 31, 2009.

	December 31, 2009
(in thousands)	Premises	Equipment	Total

2010	$1,844	$135	$1,979
2011	1,857	135	1,992
2012	1,870	17	1,887
2013	1,815	—	1,815
2014	1,849	—	1,849
Thereafter	20,489	—	20,489

Total	$29,724	$287	$30,011

In September 2008, the Bank terminated all of its derivative contracts with Lehman Brothers Special Financing, Inc. (LBSF). Related to the termination of these contracts, the Bank had a receivable due from LBSF in the amount of $41.5 million as of December 31, 2009. The Bank filed an adversary proceeding against LBSF and JP Morgan to return the cash collateral posted by the Bank associated with the derivative contracts. See discussion within Item 3. Legal Proceedings in the Bank’s 2009 Annual Report filed on Form 10-K for more information with respect to the proceeding. The discovery phase of the adversary proceeding is now underway, which has provided management information related to its claim. Based on this information, management’s most probable estimated loss is $35.3 million, which was recorded in first quarter 2009.

During discovery in the Bank’s adversary proceeding against LBSF, the Bank learned that LBSF had failed to keep the Bank’s posted collateral in a segregated account in violation of the Master Agreement between the Bank and LBSF. In fact, the posted collateral was held in a general operating account of LBSF the balances of which were routinely swept to other Lehman Brothers entities, including Lehman Brothers Holdings, Inc. among others. After discovering that the Bank’s posted collateral was transferred to other Lehman Brothers entities and not held by JP Morgan, the Bank agreed to discontinue the LBSF adversary proceeding against JP Morgan. JP Morgan was dismissed from the Bank’s proceeding on June 26, 2009. In addition, the Bank discontinued its LBSF adversary proceeding and pursued its claim in the LBSF bankruptcy through the proof of claim process, which made continuing the adversary proceeding against LBSF unnecessary. The Bank has filed proofs of claim against Lehman Brothers Holdings, Inc. and Lehman Brothers Commercial Corp. as well.

The Bank has filed a new complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5% of the Bank’s capital stock as of December 31, 2009.

As of December 31, 2009, the Bank maintained a reserve of $35.3 million on this receivable as this remains the most probable estimated loss.

Notes 2, 9, 12, 16, 17, 18, 19, 20 and 21 also discuss other commitments and contingencies.

Supplementary Data

In addition to the Financial Statements and related notes and the report of PricewaterhouseCoopers, LLP; the schedules for which provision is made in the applicable accounting regulation of the SEC that would appear in Item 8. Financial Statements and Supplementary Data are included in the “Financial Information” section in Item 7. Management’s Discussion and Analysis.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2009.

Management’s Report on Internal Control Over Financial Reporting

See “Item 8. Financial Statements and Supplementary Financial Data — Management’s Annual Report on Internal Control over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

PART III

Item 10:	Directors, Executive Officers and Corporate Governance

Following enactment of the Housing Act, the Bank’s Board is comprised of a combination of industry directors elected by the Bank’s member institutions (“Member Directors”) on a state-by-state basis and independent public interest directors elected by a plurality of the Bank’s members (“Independent Directors”). Prior to enactment of the Housing Act, the Bank’s Board was comprised of a combination of directors elected by the members and public interest directors appointed by the Finance Agency. No member of the Bank’s management may serve as a director of an FHLBank. The Bank’s Board currently includes nine Member Directors and six Independent Directors. Under the Housing Act, there are no matters that are submitted to shareholders for votes with the exception of the annual election of the Bank’s Directors. Effective on enactment of the Housing Act, all of the Bank’s Directors are required to be elected by the Bank’s members.

Nomination of Member Directors

Member Directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as Bank Directors. To be eligible, an individual must: (1) be an officer or director of a Bank member institution located in the state in which there is an open Bank Director position; (2) the member institution must be in compliance with the minimum capital requirements established by its regulator; and (3) the individual must be a U.S. citizen. See 12 U.S.C. 1427 and 12 C.F.R. 1261 et. seq. These criteria are the only permissible eligibility criteria that Member Directors must meet. The FHLBanks are not permitted to establish additional eligibility criteria or qualifications for Member Directors or nominees. For Member Directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. As a matter of statute and regulation, only FHLBank stockholders may nominate and elect Member Directors. FHLBank Board’s are not permitted to nominate or elect Member Directors. Specifically, institutions, which are members required to hold stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held), are entitled to participate in the election process. With respect to Member Directors, under Finance Agency regulations, no director, officer, employee, attorney or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a Member Directorship. Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors the Bank’s member institutions consider in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. 1261.9, if an FHLBank’s Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank’s members participating in the election what skills or experience the Board believes would enhance the FHLBank’s Board. The Bank did not include such a statement in its 2009 or 2008 Member Director nomination or election announcement. In its 2007 Member Director announcement, the Bank included a statement that its Board believed that continuity of service on the Board was an important element of effective governance. Mr. Marshall, Mr. Maddy, and Mr. Gibson were elected by the Bank’s member institutions in the 2007 Member Director election.

Nomination of Independent Directors

For the remainder of directors (referred to as “Independent Directors”), the members elect these individuals on a district-wide basis to four-year terms. Independent Directors cannot be officers or directors of a Bank member. Independent Director nominees must meet certain statutory and regulatory eligibility criteria and must have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices and the law. In the case of a public interest Independent Director nominee, such nominee must have more than four years’ experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protection. See 12 C.F.R. 1261.6.

In 2009, the Finance Agency issued a final regulation implementing the terms of the Housing Act which provide that the Finance Agency establish the procedure for the nomination and election of Independent Directors. The 2009 final regulation was substantially similar to the interim final regulation issued by the Finance Agency in 2008.

Under the Finance Agency regulation, members are permitted to recommend candidates to be considered by the Bank to be included on the nominee slate and the Bank’s Board (or representatives thereof) is required to consult with the Bank’s Advisory Council. Also under Finance Agency regulations, before the nominee slate is final, the slate must be sent to the Finance Agency for its review and consideration. Finance Agency regulations permit a Bank Director, officer, attorney, employee or agent and the Bank’s Board and Advisory Council to support the candidacy of any person nominated by the Board for election to an Independent Directorship.

In 2008, the Bank’s Board selected Mr. Bond and Mr. Hudson as public interest Independent Director nominees, based on a determination that they met the required regulatory qualifications for a public interest Independent Director described above. Mr. Bond and Mr. Hudson were elected to the Bank’s Board in 2008 and their biographical information is set forth below.

In 2009, the Bank’s Board selected Mr. Marlo as an Independent Director nominee based on a determination that he met the required regulatory qualifications (e.g., financial management experience) described above. The Board nominated Mr. Cortés as a public interest Independent Director, following a determination that he met the public interest Independent Director regulatory qualifications as described. Mr. Marlo and Mr. Cortés were elected to the Bank’s Board in 2009 and their biographical information is set forth below.

2009 Member and Independent Director Elections

Voting rights and process with regard to the election of Member and Independent Directors are set forth in 12 U.S.C. 1427 and 12 C.F.R. 1261. For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2009 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2009. The Bank conducted these elections to fill the open Member and Independent Directorships for 2010 designated by the Finance Agency. In 2009, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to either election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. 1261. Information about the results of the election, including the votes cast, was reported in an 8-K filed on December 18, 2009, included as Exhibit 22.1 to this 2009 Annual Report on Form 10-K.

Former Finance Agency Appointed Directors and Member Director Elected by the Bank’s Board

Prior to the passage of the Housing Act, which provides for election of Independent Directors, the Finance Agency appointed a portion of an FHLBank’s directors. These directors, like Independent Directors, are also prohibited from serving as officers or directors of Bank members. Under Finance Agency regulations in effect prior to the Housing Act, an FHLBank was permitted to identify candidates for consideration by the Finance Agency as appointed directors. In 2007, the Bank identified Mr. D’Alessio to the Finance Agency to serve as an appointed director of the Bank based on his skills and experience as described in his biographical information below, which includes experience in non-profit economic development. The Bank also identified Mr. Darr to serve as an appointed community interest director based on his experience as a director of Manna, Inc. as set forth in his biographical information below. The Finance Agency appointed Mr. D’Alessio and Mr. Darr to the Bank’s Board in 2007 and they are currently serving as Bank Directors. As described above, an FHLBank’s Board generally is prohibited from nominating or electing a Member Director. The Finance Agency regulations provide a limited exception in the case of a Member Director vacancy that arises prior to the expiration of the Member Director’s term. In such a case, an FHLBank’s Board can elect an individual to fill the open Member Director seat, provided that the individual meets the statutory and regulatory criteria of being an officer or director of a Bank member located in the state in which the open director seat is located; the individual’s institution meets its capital requirements; and the individual is a U.S. citizen. In 2008, as a result of a Member Director vacancy, the Bank’s Board elected Mr. Mason as a director to serve the remainder of an open Member Director position currently allocated to Delaware. Mr. Mason continues to serve on the Bank’s Board.

Information Regarding Current FHLBank Directors

The following table sets forth the certain information (ages as of February 28, 2010) regarding each of the Directors serving on the Bank’s Board, beginning on January 1, 2010. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

		Director	Term	Board
Name	Age	Since	Expires	Committees

Dennis S. Marlo (Chair) (Independent)*	67	2002	2013	(a)(b)(c)(d)(e)
H. Charles Maddy, III (Vice Chair) (Member)*	46	2002	2010	(a)(b)(c)(d)(e)
Patrick A. Bond (Independent)	60	2007	2012	(b)(c)(e)
Rev. Luis A. Cortés, Jr. (Independent)**	52	2007	2013	(c)(d)
Walter D’Alessio (Independent)	76	2008	2010	(c)(d)
John K. Darr (Independent)	65	2008	2010	(a)(b)(e)
David R. Gibson (Member)	53	2007	2010	(b)(c)
Brian A. Hudson (Independent)	55	2007	2012	(a)(d)(e)
Glenn B. Marshall (Member)	51	2008	2010	(a)(b)
John C. Mason (Member)****	55	2009	2010	(b)(c)
John S. Milinovich (Member)	57	2009	2012	(a)(d)
Edward J. Molnar (Member)***	69	2004	2011	(b)(c)
Charles J. Nugent (Member)	61	2010	2013	(a)(b)
Patrick J. Ward (Member)	54	2007	2013	(a)(d)(e)
Robert W. White (Member)	65	2009	2012	(a)(d)

(a)	Member of Audit Committee

(b)	Member of Finance and Risk Management Committee

(c)	Member of Governance, Public Policy and Human Resources Committee

(d)	Member of Affordable Housing and Products & Services Committee

(e)	Member of Executive Committee

(*)	Serves on the Executive Committee and as an ex-officio member of other committees.

(**)	Rev. Cortés served a previous term from 2002 to 2004 as an appointed director.

(***)	Mr. Molnar served a previous term from 1982 to 1988 as a member director.

(****)	Mr. Mason was elected by the Board to fill a vacant non-guaranteed stock Member Director seat.

Dennis S. Marlo (Chair) Dennis Marlo has served on the Board of Directors of the Bank since November 2002. Mr. Marlo is currently Managing Director of Sanctuary Group LTD, a financial and executive advisory firm located in Malvern, Pennsylvania. Mr. Marlo has served as a Director on the Board of NOVA Bank. In addition, he formerly was an Executive Vice President of Sovereign Bank, representing the Bank in various community, bank industry, and Bank-related activities. Prior to that, he was employed for 25 years at KPMG Peat Marwick and its predecessor organizations, where he retired as a partner in the firm. A graduate of LaSalle University and a Certified Public Accountant (CPA), Mr. Marlo also completed studies at the Graduate School of Community Bank Management, University of Texas/Austin. He is currently a member of the Board of Trustees of Harcum College in Bryn Mawr, Pennsylvania; the Board of Directors of EnerSys in Reading, Pennsylvania; the Board of Directors of Main Line Health Real Estate, LP; the Lankenau Hospital Foundation Board of Trustees in Wynnewood,

Pennsylvania; and the Council of President’s Associates of LaSalle University in Philadelphia. He is also a member of both the American and Pennsylvania Institutes of Certified Public Accountants and the Financial Managers Society, having served on its national board of directors.

H. Charles Maddy, III (Vice Chair)  H. Charles Maddy, III joined the Board of Directors of the Bank in January 2002. He currently serves as the Bank’s Vice Chairman. Mr. Maddy is President and Chief Executive Officer of Summit Financial Group, Inc. in Moorefield, West Virginia. He is a member of the Board of Directors for Summit Financial Group and its banking subsidiary: Summit Community Bank. Mr. Maddy is also a Director for the West Virginia Bankers Association and the Hardy County Child Care Center. He is a past President and past Director of the West Virginia Association of Community Bankers, and a public accountant certified by the West Virginia Board of Accountancy. Mr. Maddy graduated magna cum laude from Concord College in Athens, West Virginia, earning a BS in business administration with a concentration in accounting.

Patrick A. Bond  Patrick Bond joined the Board of Directors of the Bank in May 2007. He is a Founding General Partner of Mountaineer Capital, LP in Charleston, West Virginia. He graduated with a BS in Industrial Engineering and an MS in Industrial Engineering from West Virginia University. He is a former President of the West Virginia Symphony Orchestra, Vice Chairman of the Board of Charleston Area Alliance, a former President of Charleston Renaissance Corporation, and a former member of the FHLBank Pittsburgh’s Affordable Housing Advisory Council.

Luis A. Cortés  Luis Cortés joined the Board of Directors of the Bank in April 2007. Reverend Cortés has served as the President and CEO of Esperanza since its inception in 1986. Esperanza is the largest Hispanic faith-based organization in the country. The not-for-profit corporation has over 225 employees and manages a $20 million budget. The organization is networked with over twelve thousand Latino congregations in the United States. He is also President Emeritus of Hispanic Clergy of Philadelphia, a religious organization. He has served as a Board member of the FHLBank Pittsburgh from 2002-2004, which included his serving as Vice Chairman of the Board. He also serves on the Board of The Cancer Treatment Centers of America, a privately-held cancer hospital, as well as on the Board of the American Bible Society.

Walter D’Alessio Walter D’Alessio joined the Board of Directors of the Bank in January 2008. A leader in the area of economic development in Greater Philadelphia, Mr. D’Alessio joined NorthMarq Capital in 2003. He is currently NorthMarq’s Vice Chairman, and a member of its Board of Directors and also serves as Senior Managing Partner of NorthMarq Corporate Solutions. As Chairman of the Board of the Philadelphia Industrial Development Corporation (PIDC), Mr. D’Alessio has played a key role in building that organization’s international reputation. As a non-profit partnership between the City of Philadelphia and the Chamber of Commerce, PIDC administers financing programs, land development, and project management targeted to economic growth. During his time with the City’s Redevelopment Authority and at PIDC, Mr. D’Alessio has been involved in numerous large-scale projects, including Market Street East, Penn’s Landing, Franklin Town, and the development and expansion of the University of Pennsylvania, Temple University and Drexel University. Mr. D’Alessio serves on the boards of Brandywine Realty Trust, Exelon, and Pennsylvania Real Estate Investment Trust and has served on a wide array of non-profit boards, including the American Red Cross, the World Affairs Council, and Independence Seaport Museum. He has been recognized locally and nationally with numerous awards.

John K. Darr  John Darr joined the Board of Directors of the Bank in January 2008. Mr. Darr retired from the FHLBanks’ Office of Finance at the end of 2007 where he served as CEO and Managing Director for 15 years. He was responsible for issuing debt in the global capital markets on behalf of the FHLBanks, consistent with their mission of providing low-cost liquidity for member-owner financial institutions. He also was responsible for issuing the FHLBank System’s Combined Financial Statement and was intimately involved in the FHLBank System’s SEC Registration process. Mr. Darr has a total of 39 years of business experience, including several years as Treasurer of FHLBank San Francisco, serving as a control officer of three member institutions, and as CFO of Sallie Mae, CEO of a registered investment management company, and Managing Director of Mortgage Finance at a securities dealer. Mr. Darr is a former Director of Mortgage IT. In addition to his service on the Board of FHLBank Pittsburgh, Mr. Darr is a Trustee of a mutual fund complex serving as a Trustee of Advisors Inner Circle Fund I, Advisors Inner Circle Fund II, and Bishop Street Funds. Mr. Darr also serves as a Director of two non-profit entities, including Manna, Inc., a very low-income home builder, homeownership counseling, and mortgage lending entity in the

District of Columbia. During his 15 years of service to this faith-based organization, Mr. Darr served as Chair of the Board’s Audit and Finance Committee, as co-chair of its Leadership Committee and as a fund-raiser. Manna is credited with having provided more than 1,000 units of affordable housing over the past 25 years as well as counseling hundreds of homebuyers.

David R. Gibson  David Gibson was elected to the Board of Directors of the Bank and began his term January 1, 2007. Mr. Gibson, who has served Wilmington Trust for more than 25 years, was named its Chief Financial Officer in 1996. He holds an MBA in Finance and Accounting from Vanderbilt University and earned his undergraduate degree from the University of Delaware. Mr. Gibson is a member of the finance committee of the Board of Christiana Care Health Systems and a former member of the Boards of the Delaware Workforce Investment Board, St. Edmond’s Academy, and Junior Achievement of Delaware. He is a member of the Financial Executives Institute and the National Association of Accountants.

Brian A. Hudson  Brian Hudson joined the Board of Directors of the Bank in May 2007. Mr. Hudson is currently the Executive Director and Chief Executive Officer, Pennsylvania Housing Finance Agency (PHFA) in Harrisburg, Pennsylvania. He has a BA from Pennsylvania State University. He is a CPA and a Certified Treasury Professional (CTP). He is a member of the Board of National Council of State Housing Agencies, a member of the Finance Committee of Lackawanna College, Chair of Commonwealth Cornerstone Group, Board member National Housing Trust, and a former Chair of the Harrisburg Public School Foundation.

Glenn B. Marshall  Glenn Marshall was elected to the Board of Directors of the Bank and began his term January 1, 2008. Mr. Marshall is President and Chief Executive Officer of First Resource Bank, Exton, Pennsylvania. He has more than 25 years of banking experience. Mr. Marshall graduated from Drexel University with a bachelor’s degree in Accounting and Marketing. He also holds a master’s degree from St. Joseph’s University with a concentration in Finance and Banking. Mr. Marshall is the Vice Chairman of the Audit Committee of West Whiteland Township and is a member of the Radnor Hunt Foundation.

John C. Mason  John Mason was appointed by the Bank’s Board to fill a vacant non-guaranteed stock seat on the Board and began his term January 1, 2009. Mr. Mason is ING Bank, FSB’s (ING DIRECT USA) Chief Investment Officer and Treasurer. Mr. Mason joined ING in June, 2004. Mr. Mason has over 34 years of experience in the financial services industry. Mr. Mason graduated from Indiana University in Bloomington, IN with a Bachelor of Science degree in Business Economics. Mr. Mason is a participant in the Junior Achievement Titan and Economics for Success Programs.

John S. Milinovich  John Milinovich was elected to the Board of Directors of the Bank and began his term January 1, 2009. Mr. Milinovich is Executive Vice President, Treasurer, and CFO of Washington Financial Bank. Mr. Milinovich’s 35-year career combines strong financial expertise with 10 years of banking experience gained through executive level finance, operations, and strategic planning functions and 25 years of public accounting experience, including audit, tax, and management consulting services. At the Bank, John provides a leadership role for the Senior Management Group, manages the financial reporting process and investment portfolios for the Bank and its subsidiaries, heads up the annual budget process and oversees the Asset/Liability Management, Cash Management, Treasury and Liquidity processes. John has broad public accounting experience which spans from an international accounting firm (Ernst & Ernst — now Ernst and Young) to a number of medium-sized local CPA firms, including his own firm for over ten years. He also has experience serving as an independent Bank Director for a community bank. Mr. Milinovich holds a Bachelor of Science degree in Accounting from Duquesne University and has continuously maintained his CPA license in Pennsylvania from 1976 to present. He has completed the graduate-level America’s Community Bankers — National School of Banking program at Fairfield University, where he received the prestigious Chairman’s Award for leadership ability and academic excellence. Over the past few years, Mr. Milinovich has served as the past Chairman of the Washington County Chamber of Commerce, on the Steering Committee of the Southwestern PA Growth Alliance, the Board of Directors of the Southwest Corner Workforce Investment Board, the Board of Governors of the Pennsylvania Economy League — Western Division, as Chairman of the Washington County Branch of the Pennsylvania Economy League, as Treasurer and Board Member of the United Way of Washington County, as Chairman of the PICPA State Continuing Professional Education Committee and as a Committee member of the PICPA State Education Committee.

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

Charles J. Nugent  Charles Nugent was elected to the Board of Directors of the Bank and began his term January 1, 2010. Charles J. Nugent is Vice President, Fulton Bank, N.A. and Senior Executive Vice President and Chief Financial Officer of Fulton Financial Corporation. Fulton Financial, the largest commercial bank holding company headquartered in the Third Federal Reserve District, has $16.5 billion in assets and owns eight banking institutions located in Pennsylvania, New Jersey, Delaware, Maryland, and Virginia. Mr. Nugent is the Vice Chairman of the Risk Management Committee at Fulton Financial Corporation. Prior to joining Fulton in 1992, he served for eight years as the Chief Financial Officer of First Peoples Financial Corporation in New Jersey. Earlier in his career, he worked for Philadelphia National Corporation and Price Waterhouse. He has been active in a variety of community activities, having served on the Boards of Directors of St. Joseph’s Hospital of Lancaster, the United Way of Lancaster County, the Susquehanna Association for the Blind and Vision Impaired, the YMCA of Lampeter-Strasburg and the Lancaster Symphony Orchestra. Mr. Nugent earned a BS in Business Administration from LaSalle University. He is a CPA.

Patrick J. Ward  Patrick Ward has served on the Board of Directors of the Bank since January 2007. Mr. Ward is currently Chairman and Chief Executive Officer of Penn Liberty Bank. Mr. Ward has more than 20 years of experience in the banking industry, including executive experience with Citizens Bank of Pennsylvania and Commonwealth Bancorp in Malvern, PA. He also held a variety of positions at Mellon Bank. Mr. Ward is a graduate of Carnegie Mellon University with a degree in Economics and earned his MBA at The University of Notre Dame. He serves on the Boards of Directors of the Philadelphia Police Athletic League, Phoenixville Area YMCA, EconomicsPennsylvania, and the Chester County Chamber of Commerce.

Robert W. White  Robert White was elected to the Board of Directors of the Bank and began his term January 1, 2009. Mr. White began his banking career in 1970 after serving as a First Lieutenant in the United States Army from 1966 to 1969, including a tour of duty in Vietnam. He joined Abington Bank in 1974. In 1991, he was appointed President and subsequently became CEO and Chairman of the Board in 1994. Mr. White also served as Chairman of the Board, President and CEO of Abington Community Bancorp, Inc., after the Bank’s conversion to a mutual holding company form in June 2004, and has served as Chairman of the Board, President and CEO of Abington Bancorp, Inc. (Nasdaq: ABBC), since the Bank’s conversion to a full stock public company in June 2007. During Mr. White’s tenure as President, Abington Bank has grown from four branches and $187.7 million in total assets at the end of 1991 to 20 branches and $1.238 billion in total assets at September 30, 2008.

Audit Committee

The Audit Committee has a written charter adopted by the Bank’s Board of Directors. The Audit Committee is directly responsible for the appointment, compensation, and oversight of the Bank’s independent Registered Public Accounting Firm (RPAF) and Chief Internal Auditor. The Audit Committee is also responsible for approving all audit engagement fees, as well as any permitted non-audit services with the independent RPAF. The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for the Bank by the independent RPAF. The independent RPAF reports directly to the Audit Committee. The Bank’s Chief Internal Auditor also reports directly to the Committee.

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

As of February 28, 2010, the Audit Committee was composed of Messrs. Hudson (Chair), Milinovich (Vice Chair), Darr, Marshall, Nugent, Ward, and White. The Audit Committee regularly holds separate sessions with the Bank’s management, internal auditors, and independent RPAF.

The Board has determined that Messrs. Hudson, Milinovich, Darr, Nugent, Ward, and White are each an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether each “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Hudson, Milinovich, Marshall, Nugent, Ward, and White are not independent. Mr. Darr is independent. Messrs. Hudson, Milinovich, Marshall, Nugent, Ward, and White are independent according to the Finance Agency rules applicable to members of the audit committees of the Boards of Directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of February 28, 2010) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity in Which Serves

John R. Price	71	President and Chief Executive Officer
John J. Bendel	45	Director, Community Investment
Dale N. D’Alessandro	56	Managing Director, Human Resources
Teresa M. Donatelli	46	Chief Information Officer
Craig C. Howie	47	Group Director, Member Services
Michael A. Rizzo	48	Chief Risk Officer
Peter A. Rubinsky	62	Acting Managing Director, Capital Markets
Kristina K. Williams	45	Chief Financial Officer
Winthrop Watson	55	Chief Operating Officer
Dana A. Yealy	50	General Counsel and Corporate Secretary

John R. Price became President and Chief Executive Officer of the Bank on January 2, 2006. Prior to joining the Bank, Mr. Price was a Senior Advisor to the Institute of International Finance. Mr. Price also held several senior-level positions at JP Morgan Chase & Co. in New York (formerly Manufacturers Hanover Trust Co., which later merged into Chemical Bank and Chase Manhattan Bank). Mr. Price was responsible for the mortgage banking and consumer finance subsidiaries, led the team advising the U.S. government on the securitization on $5 billion of community development and rural low-income housing loans, and earlier served as Corporate Secretary. Mr. Price graduated from Grinnell College in Iowa, was named a Rhodes Scholar, earned advanced degrees in Development Economics and Diplomatic History from Queens College at Oxford University, and received his law degree from Harvard Law School. Mr. Price was a member of the Board and Chair of the Audit Committee of the Principal Financial Corporation, is a life Trustee of Grinnell College and was the founding Chairman of Americans for Oxford. Mr. Price also served as President of the Bankers Association for Finance and Trade.

Winthrop Watson joined the Bank on November 18, 2009 as Chief Operating Officer (COO). As COO, Mr. Watson is responsible for the Bank’s core business activities, which include advances, the MPF Program, letters of credit, community investment, safekeeping, and product development; balance sheet management, which includes investments, funding and hedging; operations and technology; and strategic planning. Mr. Watson served as Managing Director at J.P. Morgan in Hong Kong from 2007-2009 after serving the company in various capacities in New York for 22 years. In Hong Kong, he served as Senior Client Executive for J.P. Morgan’s Asia Pacific central banks and sovereign wealth funds, head of its Asia Pacific debt capital markets, and as Chairman of its Asia Pacific investment banking business evaluation committee. Earlier, Mr. Watson was a Managing Director of J.P. Morgan Securities in New York where he helped build the company’s investment and commercial banking franchise for U.S. GSEs, including the FHLBanks. His background also includes several financial advisory assignments on behalf of FHLBanks. Mr. Watson holds an MBA from Stanford University and a BA from the University of Virginia.

John J. Bendel joined the Bank in 1995 and is the Director of Community Investment. Mr. Bendel is responsible for directing the Bank’s Housing, Economic and Community Development Programs: the Affordable Housing Program, Community Lending Program, Banking On Business, First Front Door, and the Blueprint Communities leadership and capacity-building initiative. He serves as Community Investment liaison with the Bank’s Board of Directors, the Affordable Housing Advisory Council, the Federal Housing Finance Agency, and the other FHLBanks nationwide. Prior to joining the Bank in 1995, Mr. Bendel was a Consultant for Mullin & Lonergan Associates, an affordable housing and community development consulting firm in Philadelphia. Mr. Bendel received a master of science degree in Public Administration from the University of Pittsburgh and a Bachelor of Science degree in Business Administration from St. Vincent College.

Dale N. D’Alessandro joined the Bank in April 2008 as the Managing Director of Human Resources. Prior to joining the Bank, Mr. D’Alessandro was Vice President of Human Resources at Mylan Pharmaceuticals and prior to that, directed Human Resources and Labor Relations at Dominion Resources. With experience in organizational development, compensation and benefits, contract negotiation, recruiting, and performance assessment, Mr. D’Alessandro is responsible for managing all aspects of Human Resources at the Bank in addition to serving as Co-Secretary of the Governance, Public Policy and Human Resources Committee of the Board of Directors. Mr. D’Alessandro holds a Bachelor of Science degree in Human Resource Management from Geneva College.

Teresa M. Donatelli joined the Bank in 1992 and held several managerial positions in Administration and Information Technology prior to assuming the position of Chief Information Officer in May 2004. Prior to joining the Bank, Ms. Donatelli held a variety of technical and managerial positions at Alcoa, Deloitte & Touche, and Mellon Bank. Ms. Donatelli has a Bachelor of Arts degree in English from Duquesne University and a Masters degree in Business Administration from the University of Pittsburgh.

Craig C. Howie joined the Bank in 1990 and is the Group Director of the Bank’s Member Services department, which includes Member Money Desk, Sales and Marketing, Community Investment, Mortgage Partnership Finance, Bank4Banks, and Safekeeping. Before joining the Bank, Mr. Howie worked for Chemical Bank in New York as an Assistant Vice President in Mortgage Capital Markets. Prior to that, Mr. Howie worked for GMAC as an Assistant Vice President in Secondary Marketing. Mr. Howie received a bachelor’s degree in Finance and Marketing from Susquehanna University and a master’s degree in Business Administration with a concentration in Finance from Drexel University.

Michael A. Rizzo joined the Bank as Chief Risk Officer on March 1, 2010. Prior to joining the Bank, Mr. Rizzo was the Chief Risk Officer at GMAC ResCap. As Chief Risk Officer, Mr. Rizzo was responsible for the direction and oversight of all aspects of ResCap risk management, including commercial and consumer credit risk, operations risk and compliance, and valuation risk. He began working for GMAC ResCap in 2004 as Senior Director, Enterprise Risk Assessments and served in a variety of capacities, including Commercial Counterparty Credit Officer and Chief Credit Officer, GMAC Bank. Before joining GMAC ResCap in 2004, Mr. Rizzo worked for Provident Financial Group, BankBoston, and Fleet Financial. Mr. Rizzo holds a bachelor’s degree in business administration from Bucknell University.

Peter A. Rubinsky joined the Bank in 1991 after serving two Pittsburgh financial institutions as a Portfolio Manager and Senior Financial Analyst, respectively. Mr. Rubinsky is the Bank’s Treasurer and Acting Managing Director of Capital Markets. At FHLBank Pittsburgh, he worked as Portfolio Manager, Mortgage-Backed Securities, and as Assistant Treasurer before being named Treasurer in 1999. In his current position, Mr. Rubinsky oversees the Bank’s mortgage finance and treasury activities. He holds a BA in Psychology from the University of Chicago and an MBA from the University of Pittsburgh. Mr. Rubinsky is a member of the Association for Financial Professionals (AFP).

Kristina K. Williams joined the Bank on December 31, 2004 as Chief Accounting Officer. Ms. Williams became Chief Financial Officer February 1, 2006. Additionally, Ms. Williams was named Acting Chief Risk Officer on December 1, 2009 and served in this role until March 1, 2010. Prior to joining the Bank, Ms. Williams was the Chief Financial Officer of Wholesale Banking for PNC Financial Services Group. Ms. Williams also spent time in SEC and Regulatory Reporting and served as Director of Accounting Policy for PNC. Ms. Williams previously spent several years in public accounting with PricewaterhouseCoopers and Deloitte & Touche. Ms. Williams graduated magna cum laude from West Liberty State College and received her Masters in Professional Accountancy from West Virginia University. Ms. Williams is a CPA and a member of the American Institute of Certified Public Accountants, Pennsylvania Institute of Certified Public Accountants, and is the audit committee Chairperson on the Board of Directors for the West Liberty State College Foundation.

Dana A. Yealy joined the Bank in 1986 and has served as General Counsel since August 1991. Mr. Yealy is responsible for the legal, government relations, corporate secretary, and ethics functions of the Bank. Prior to joining the Bank, he was an attorney with the Federal Home Loan Bank of Dallas. Mr. Yealy earned his bachelor’s degree in Economics from Westminster College, his Juris Doctorate from the Dickinson School of Law, and his LL.M in Banking Law from the Boston University School of Law. Mr. Yealy is a member of the Association of Corporate Counsel, the Society of Corporate Secretaries & Governance Professionals, and the Society of Corporate Compliance and Ethics. Mr. Yealy is also a member of several committees of the American, Pennsylvania, and Allegheny County Bar Associations.

Each executive officer serves at the pleasure of the Board of Directors.

Code of Conduct

The Bank has adopted a code of ethics for all of its employees and directors, including its Chief Executive Officer, Chief Financial Officer, Controller, and those individuals who perform similar functions. A copy of the code of ethics is on the Bank’s public Web site, www.fhlb-pgh.com, and will be provided without charge upon written request to the Legal Department of the Bank at 601 Grant Street, Pittsburgh, PA 15219, Attention: General Counsel. Any amendments to the Bank’s Code of Conduct are posted to the Bank’s public Web site, www.fhlb-pgh.com.

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

In 2009, the Bank’s CEO and other Executives were compensated through a mix of base salary, eligibility for incentive compensation awards, benefits and perquisites, with base salary as the core component of the total compensation package. The Bank’s compensation plan for the CEO and other Executives establishes each component of compensation to be competitive within the FHLBank System. The salary range data for comparable positions at the other FHLBanks serves as the primary benchmark for the CEO and the other Executives with the Bank targeting to pay the median of such salary range. A periodic review of the financial services market survey data (defined as those institutions with assets less than $25 billion) is conducted at least annually, as well as on an interim basis should variations arise or if the data indicates a need to differ from this benchmarking approach. Although the Bank had assets of $65.3 billion at December 31, 2009, for compensation purposes the Board has considered institutions with assets less than $25 billion to be comparable to the Bank in terms of the relative complexity of the business. As the Bank is a cooperative, it does not offer equity-based compensation as is typically offered in publicly-traded financial services institutions; however, the Bank’s incentive compensation and enhanced retirement benefits for the CEO and other Executives together are intended to provide a competitive compensation package.

For 2009, the Board reduced the incentive opportunity for the CEO and other Executives. Considering the Bank’s current financial condition, the Board determined that the funds available for incentive compensation award opportunities should be lower than previous years and reduced the amount; the applicable potential payout percentages were also adjusted accordingly.

For 2009 and 2010, as part of an overall review of the Bank’s compensation programs, the Board evaluated the various aspects of these programs, taking into consideration associated risk as it pertained to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The only portion of the compensation package in which the risk element exists and should be considered is the incentive compensation awards. Details regarding the 2009 incentive compensation goals are discussed below.

Human Resources Committee’s Role and Responsibilities

The Board’s Governance, Public Policy and Human Resources Committee (HR Committee) is responsible for the establishment and oversight of the CEO’s compensation and oversight of other Executives’ compensation. This includes setting the objectives of and reviewing performance under the Bank’s compensation, benefits and perquisites programs for the CEO and other Executives.

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

Role of the Federal Housing Finance Agency

Under the Housing Act, the FHLBanks’ regulator, the Finance Agency, has been granted certain authority over executive compensation. Specifically under the Housing Act the Director of the Finance Agency is: (1) authorized to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses and (2) if an FHLBank is undercapitalized, the Finance Agency Director may also restrict executive compensation. The Finance Agency has directed the Bank and all the FHLBanks to submit to the Agency at least four weeks prior to action by the Bank’s board, all proposed compensation and benefits actions in regard to the CEO or other Executives that require approval by the Bank’s Board. Through December 31, 2009, the Finance Agency Director had additional authority to approve, disapprove or modify executive compensation. Effective January 29, 2009, the Finance Agency issued a final regulation regarding prohibitions on golden parachute payments.

On June 5, 2009, the Finance Agency published a proposed regulation designed to implement these statutory requirements. The proposed regulation covers compensation payable to members of an FHLBank’s senior executive team and defines reasonable and comparable compensation as follows:

•	Reasonable Compensation. Compensation that, taken in total or in part, would be customary and appropriate for the position based on a review of the relevant factors, including the unique duties and responsibilities of the executive’s position.
•	Comparable Compensation. Compensation that, taken in total or in part, does not materially exceed benefits paid at similar institutions for similar duties in responsibilities. Comparable benefit levels are considered to be at or below the median compensation for a given position at similar institutions (i.e., those institutions that are similar in size, complexity and function).

In addition, under the proposed regulation, the Finance Agency Director would have authority to approve certain compensation and termination benefits.

The Finance Agency issued a proposed regulation on June 29, 2009 to amend its final golden parachute regulation and new rules limiting director and officer indemnification payments. The proposed amendment includes clarifications indicating that deferred compensation agreements and supplemental retirement benefits would be excluded from coverage under the golden parachute rule similar to the approach taken by the FDIC in its golden parachute rule.

On October 27, 2009, the Finance Agency issued an Advisory Bulletin establishing the following standards against which the Finance Agency will evaluate each FHLBank’s executive compensation: (1) each individual executive’s compensation should be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock; (3) a significant percentage of incentive-based compensation should be tied to longer-term performance and outcome-indicators; and (4) the Board should promote accountability and transparency with respect to the process of setting compensation.

Determining the CEO’s Cash Compensation

Consistent with 2008, in 2009 the HR Committee used the FHLBanks as the peer group for benchmarking the CEO’s cash compensation. The Board determined that the chief executive officer positions at the other FHLBanks were the best comparison. The CEO’s cash compensation (including both base salary and incentive compensation) was compared to the median for all FHLBanks’ chief executive officers. The HR Committee considered the benchmark data, length of service in the position and job performance when determining the CEO’s cash compensation. In view of the Bank’s financial performance, no base salary increases were provided for the CEO in 2009 or 2010.

Determining Other Executives’ Cash Compensation

For 2009, with respect to the other Executives’ base salaries and incentive compensation, the HR department used the FHLBanks’ survey data to determine competitive cash compensation. The base salary range midpoint for other Executives was based on the median of the FHLBank System survey data. A review of the financial services industry survey data reflecting institutions with asset size of $25 billion or less was also used to determine consistency with FHLBank System survey data. Actual annual base salary and incentive compensation payout levels were evaluated based on review of the FHLBank survey data, length of service in the position, and job performance. In view of the Bank’s financial performance, there were no 2009 base salary increases for other Executives.

For 2010, a base salary increase was provided to one other Executive, the Chief Financial Officer (CFO), in consideration of her salary in comparison with the median salary for the identified benchmark group, the CFO’s of the other FHLBanks. There were no other 2010 base salary increases provided for other Executives. In addition to the 2010 base salary increase for the CFO, the CFO will be provided a lump sum payment of $30 thousand on or before April 15, 2010, equal to $10 thousand per month for the three months in which she assumed the responsibilities of Acting Chief Risk Officer, in addition to her duties as CFO, until a permanent Chief Risk Officer was hired.

Key Employee Temporary Incentive Plan (TIP)

2009:

The Board established the TIP on January 1, 2009, replacing the VIP compensation award opportunities, as described in the Bank’s 2008 Annual Report filed on Form 10-K, for the calendar year ended December 31, 2008. The TIP was designed to retain and motivate the CEO and other Executives during a period in which the Bank’s financial condition is below typical performance levels in terms of earnings, dividend payouts and excess capital stock repurchase activity. The TIP includes both a base incentive award opportunity and an additional incentive award opportunity, each contingent upon achievement of goals approved by the HR Committee and Board. These goals were both quantitative and qualitative. Award levels were set at a percentage cap, based on individual executive level. The plan year for the base incentive award opportunity is the annual period ending December 31, 2009. The plan year for the additional incentive award opportunity is the three-year period ending December 31, 2011, unless otherwise modified or terminated by the Board.

The Board has the discretion to determine whether or not to pay out awards, increase awards or reduce awards. This includes cases in which the goals may or may not have been met. In 2007 and 2008, the Board did not exercise the discretion to increase, decrease or eliminate award payouts. In 2008, the base criteria for payout under the VIP was financial performance of the Bank. Because the Bank did not meet this criteria, no payouts were made under the VIP for 2008.

Base Incentive Award Opportunity TIP Goals.  In its adoption of the TIP, the Board determined that higher level positions within the organization should have a greater impact on the achievement of Bank goals. Therefore, in adopting the base incentive award opportunity goals outlined in the TIP for 2009 for the CEO and other Executives, the Board excluded financial results-based incentive goals and instead focused on risk-related goals. These goals were based on the determination of the Board that the key business and organizational priorities for Bank management should address improvement in Bank-wide risk management practices. The TIP base incentive award opportunity for the CEO and other Executives in 2009 was based on achievement of the following five Bank operational goals:

•	Enhancement of analysis and modeling for private label MBS;
•	Simplification of product offerings, debt financing and use of derivative products;
•	Evaluation and renovation of capital framework;
•	Identification and implementation of critical aspects of risk management practices and metrics; and
•	Completion of activities related to Finance Agency initiatives.

The following presents the award opportunity levels in 2009, expressed as a percentage of base salary.

Position	Cap

CEO	Up to 20%
Other Executives	Up to 18%

The Board may adjust downward the amount of the payout based on the results of the five goals noted above. Additionally, the Board may take into consideration other factors that it deems appropriate when reviewing and approving any recommended payouts.

Additional Incentive Award Opportunity TIP Goals. In addition to the base incentive award opportunity, the CEO and other Executives are eligible for an additional incentive award, based on the Bank’s long-term financial performance. This award is cumulative each year in which the TIP and additional incentive award goal remains in effect. The additional incentive award opportunity goal was established so that no payout would be made until the Bank reinstates excess capital stock repurchases and members receive dividends. Following the calendar year in which the Bank makes dividend payments and repurchases excess capital stock, both in the same two consecutive quarters, but no later than December 31, 2011, participants will be eligible to receive an additional incentive award. If the goal is not met by that date, this opportunity will expire.

The following presents the award opportunity levels in 2009, expressed as a percentage of base salary.

Position	Additional Annual Incentive	3-Year Additional Cumulative Incentive

CEO	Up to 35%	Up to 105%
Other Executives	Up to 22%	Up to 66%

The Board may adjust downward the amount of the payout. Additionally, the Board may take into consideration other factors that it deems appropriate when reviewing and approving any recommended payouts.

Status reports on all of the incentive goals were reviewed with the Committee at least once during the year and the goals were modified as appropriate. The Bank did not meet the additional incentive award opportunity goals in 2009; therefore, no payments were made to the CEO or to the Executives with respect to the additional incentive award opportunity for 2009. Additional details related to the results of the performance goals for 2009 are detailed in the Summary Compensation Table (SCT) and accompanying narrative.

2010:

The HR Committee has recommended modifications to the TIP for 2010. The base incentive award opportunity levels in 2010, expressed as a percentage of base salary, would be:

Position	Cap

CEO	Up to 22%
Other Executives	Up to 20%

The proposed 2010 TIP modifications for the additional incentive opportunity provide competitive incentives for working toward necessary objectives to improve the Bank’s financial and mission performance. The Board took action as part of its consideration of the 2010 plan to eliminate the additional incentive award opportunity under the 2009 plan. For the 2010 TIP, the Board has established a more stringent financial goal requiring attainment of a market-based dividend as well as repurchase of excess capital stock. Recognizing the importance of the financial performance goal to the Bank and its members, the Board determined that the additional incentive award opportunity available to the CEO and other Executives should be increased, such that the executives have the greatest incentive award opportunity the sooner the goal is met. The additional incentive award opportunity under the 2010 TIP, expressed as a percentage of base salary, would be:

	Performance	Performance	Performance
Position	Achieved in 2010	Achieved in 2011	Achieved in 2012

CEO	Up to 200%	Up to 160%	Up to 120%
Other Executive	Up to 135%	Up to 108%	Up to 81%

The CEO and other Executives shall be eligible to receive an additional incentive award up to the percentage indicated above for the year in which the additional incentive award opportunity goal is met. Such additional incentive award opportunity percentage shall be applied to the participant’s January 1, 2010 base salary.

As with the 2009 TIP, the Board may adjust downward the amount of the payout. Additionally, the Board may take into consideration other factors that it deems appropriate when reviewing and approving any recommended payouts.

Approval of these modifications is subject to a 4-week regulatory review period by the Finance Agency.

Additional Incentives

From time to time, the CEO has recommended, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging and time sensitive nature. There were no additional incentive awards granted in 2009.

Perquisites and other Benefits

The Board views the perquisites afforded to the CEO and other Executives as an element of the total compensation program, provided primarily as a benefit associated with their overall position duties and responsibilities. Examples of perquisites for the CEO and/or other Executives may include the following:

•	Personal use of a Bank-owned automobile;
•	Financial and tax planning;
•	Relocation;
•	Parking; and
•	Business club membership.

Additionally, the Bank may provide a tax gross-up for some of the perquisites offered, including relocation benefits. Perquisites for the CEO and other Executives are detailed on the SCT and accompanying narrative, where aggregate perquisites exceeded $10 thousand in 2009.

Compensation Agreement for One Executive

The Board entered into an agreement with the Bank’s new COO which provided a 2009 signing bonus and guarantees a 2010 bonus. Details of the agreement are presented in the SCT and Grants of Plan-Based Awards Table and supporting narratives below and are also available in the Bank’s report on Form 8-K filed with the SEC on October 7, 2009.

Employee Benefits

The Board and Bank management are committed to providing competitive, high-quality benefits designed to promote health, well-being and income protection for all employees. As described above, the Bank has benchmarked the level of benefits provided to the CEO and other Executives to the other FHLBanks and financial services firms. The Bank offers all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core and optional benefits offered include, but are not limited to, medical, dental, prescription drug, vision, long-term disability, short-term disability, flexible spending accounts, parking or transportation subsidy, worker’s compensation insurance, and life and accident insurance. The CEO and other Executives participate in these benefits on the same basis as all other full-time employees. Beginning January 1, 2010, the CEO and other Executives are eligible for a parking allowance.

Qualified and Nonqualified Defined Benefit Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (PDBP), a tax-qualified, multiple-employer defined-benefit plan. The PDBP is a funded, noncontributory plan that covers all eligible employees. For all employees hired prior to January 1, 2008, benefits under the plan are based upon a 2 percent accrual rate, the employees’ years of service and highest average base salary for a consecutive three-year period.

Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment; a lump-sum payment or other additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received. As a result of changes to the PDBP, for all employees hired after January 1, 2008, benefits under the plan are based upon a 1.5 percent accrual rate and the highest average base salary for a consecutive five-year period.

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the qualified PDBP due to Internal Revenue Code (IRC) and qualified PDBP limitations, including the IRC limitations on qualified pension plan benefits for employees earning $245 thousand or more for 2009.

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

The portion of the incentive compensation award percentages that are included in determining the CEO’s and other Executives’ SERP benefit is capped at no more than the amount of the incentive compensation award referenced in the SERP plan document, available as Exhibit 10.6.2 to this 2009 Annual Report filed on Form 10-K.

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

In addition to the Thrift Plan, the CEO and other Executives are also eligible to participate in the Supplemental Thrift Plan, an unfunded nonqualified defined contribution plan that, in many respects, mirrors the Thrift Plan. The Supplemental Thrift Plan ensures, among other things, that the CEO and other Executives whose benefits under the Thrift Plan would otherwise be restricted by certain provisions of the IRC or limitations in the Thrift Plan are able to make elective pretax deferrals and receive the Bank matching contributions on those deferrals. In addition, the Supplemental Thrift Plan permits deferrals of and Bank matching contributions on the incentive compensation awards, subject to the limits on deferrals of compensation under the Supplemental Thrift Plan.

Thirty days prior to the beginning of the calendar year in which the compensation is to be earned and paid, the CEO and other Executives may elect to defer a percentage of their cash compensation. The CEO and other Executives may defer up to 80 percent of their total cash compensation, less their contributions to the Qualified Thrift Plan. The TIP provides for a long-term award based on the financial performance of the Bank. This additional incentive award is not eligible for deferral under the Supplemental Thrift Plan.

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

The portion of the incentive compensation award that is eligible for a Bank matching contribution under the Supplemental Thrift Plan is capped at no more than the amount of the incentive award referenced in the Supplemental Thrift Plan document, available as Exhibit 10.7.3 to this 2009 Annual Report filed on Form 10-K.

Rabbi Trust Arrangements

The Bank has established Rabbi trusts to secure benefits under both the SERP and Supplemental Thrift Plans. See the Pension Benefits Table and Nonqualified Deferred Compensation Table and accompanying narratives below for more information.

Additional Retirement Benefits

In 2009, the Bank provided post-retirement medical insurance benefits for its employees, including the CEO and other Executives who retire at age 60 or older with 10 years of service. Retirees and their spouses age 65 and older pay 60 percent of the medical premium for the retirees’ coverage and 80 percent of the premium for coverage for their spouse.

Effective January 1, 2010 and forward, the Bank is providing post-retirement medical benefit dollars in the form of a Health Reimbursement Account (HRA). HRA dollars can be used to purchase individual healthcare coverage and other eligible out-of-pocket healthcare expenses. In 2010, the Bank will contribute $1,320 annually to the HRA account for a retiree and $660 annually for a retiree’s spouse.

Severance Policy (excluding change in control)

The Bank provides severance benefits to the CEO and other Executives. These benefits reflect the potential difficulty employees may encounter in their search for comparable employment within a short period of time. The Bank’s severance policy is designed to help bridge this gap in employment.

The Board provided separate severance agreements as part of the initial employment offer letters for the CEO and COO, which are more fully described in the Post-Termination Compensation Table. The Board determined that such severance arrangements are a common practice in the marketplace.

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

In the event of a merger of the Bank with another FHLBank, where the merger results in the termination of employment (including resignation for “good reason” as defined under the CIC agreement) for the CEO or any other Executives, each such individual(s) is (are) eligible for severance payments under his/her CIC Agreement. Such severance is in lieu of severance under the Severance Policy discussed above. The Severance Policy (and in the case of the CEO and COO, their separate severance agreements) continues to apply to employment terminations of the other Executives, other than those resulting from a Bank merger.

Benefits under the CIC Agreement for the CEO and other Executives are as follows:

•	Two years base salary;
•	Two times the incentive compensation award payout eligibility at target in the year of separation from service;
•	Bank contributions for medical insurance for the benefits continuation period of 18 months at the same level that the Bank contributes to medical insurance for its then-active employees; and
•	Individualized outplacement for up to 12 months.

In addition, under his CIC Agreement, the CEO also receives a payment equal to:

•	The additional benefit amount that the CEO would receive for 2 additional years of credited service under the qualified and nonqualified defined benefit plans; and
•	Two times 6 percent of his annual compensation (as defined in the Supplement Thrift Plan) in the year of separation from service. This amount is intended to replace the Bank matching contribution under the Bank’s qualified and nonqualified defined contribution plans.

The Bank has executed CIC agreements for the CEO and other Executives. See Exhibits 10.9 and 10.9.1 to the 2008 Annual Report filed on Form 10-K and Exhibit 10.9.2 filed in this 2009 Annual Report filed on Form 10-K for more information.

Compensation Committee Report

The HR Committee of the Bank’s Board has reviewed and discussed the CD&A with management. Based on its review and discussions with management, the HR Committee has recommended to the Board that the CD&A be included in the Bank’s 2009 Annual Report filed on Form 10-K.

The Governance, Public Policy and Human Resources Committee of the Board of Directors

Patrick A. Bond, Chairman
Edward J. Molnar
Luis A. Cortés, Jr.
Walter D’Alessio
David R. Gibson
John C. Mason

Summary Compensation Table (SCT)

				Non-Equity
Name and				Incentive Plan	Change in Pension	All Other
Principal Position	Year	Salary	Bonus	Compensation	Value	Compensation	Total

John R. Price(1)	2009	$550,000	—	$66,000	$78,000	$33,024	$727,024
Chief Executive Officer	2008	550,000	—	0	242,000	59,811	851,811
	2007	550,000	—	541,750	167,000	48,015	1,306,765
Winthrop Watson,(2)	2009	$49,905	$155,000	$3,825	$7,000	$77,244	$292,974
Chief Operating Officer
Kristina K. Williams(3)	2009	$289,380	30,000	$31,253	$43,000	$22,106	$415,739
Chief Financial Officer	2008	289,380	—	0	49,000	23,325	361,705
	2007	273,000		208,163	20,000	22,239	523,402
Craig C. Howie(4)	2009	$254,800	—	$27,518	$111,000	$20,506	$413,824
Group Director,	2008	254,800	—	0	123,000	20,281	398,081
Member Services	2007	254,800	—	184,730	66,000	19,129	524,659
Dana A. Yealy(5)	2009	$250,427	—	$27,046	$150,000	$20,155	$447,628
General Counsel	2008	250,427	—	0	155,000	20,004	425,431
Paul H. Dimmick(6)	2009	$194,606	—	$19,469	$151,000	$184,780	$549,855
Former Managing	2008	270,400	—	0	94,000	22,129	386,529
Director, Capital Markets	2007	270,400	—	206,180	81,000	21,399	578,979
Notes:

(1)	For 2009, Mr. Price’s non-equity incentive plan compensation was the TIP described below. All other compensation included employer contributions to defined contribution plans of $33,000. For 2008, Mr. Price’s non-equity incentive plan compensation was the VIP described in the Bank’s 2008 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $49,005, and perquisites totaling $10,782. Perquisites included parking benefits, spousal travel and child care expenses, personal miles on a company vehicle, financial planning/tax preparation benefits, and non-business travel expenses. For 2007, Mr. Price’s non-equity incentive plan compensation was the short-term and long-term incentive plan awards described in the Bank’s 2007 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $48,000.

(2)	Mr. Watson was hired on November 18, 2009. As part of the management of the overall compensation package provided to Mr. Watson, a total bonus of $155,000 was approved by the Board. Mr. Watson received $75,000 as a signing bonus upon employment and will be provided a guaranteed bonus in the amount of $80,000 payable on or about December 1, 2010. Mr. Watson was eligible to participate in the Bank’s 2009 TIP on a prorated basis. Mr. Watson’s non-equity incentive plan compensation was the TIP described below. All other compensation included employer contributions to defined contribution plans of $2,125 and perquisites totaling $75,095. Perquisites included relocation expenses and parking benefits.

(3)	For 2009, Ms. Williams’ non-equity incentive plan compensation was the TIP described below. A total bonus of $30,000 was paid to Ms. Williams in recognition of her work in assuming duties as Acting Chief Risk Officer until a Chief Risk Officer was hired. All other compensation included employer contributions to defined contribution plans of $17,630 and unused vacation benefits of $4,452. For 2008, Ms. Williams’ non-equity incentive plan compensation was the VIP described in the Bank’s 2008 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $23,301. For 2007, Ms. Williams’ non-equity incentive plan compensation was the short-term and long-term incentive plan awards as described in the Bank’s 2007 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $22,224.

(4)	For 2009, Mr. Howie’s non-equity incentive plan compensation was the TIP described below. All other compensation included employer contributions to defined contribution plans of $15,582 and unused vacation benefits of $4,900. For 2008, Mr. Howie’s non-equity incentive plan compensation was the VIP described in the Bank’s 2008 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $20,257. For 2007, Mr. Howie’s non-equity incentive plan compensation was the short-term and long-term incentive plan awards as described in the Bank’s 2007 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $19,114.

(5)	For 2009, Mr. Yealy’s non-equity incentive plan compensation was the TIP described below. All other compensation included employer contributions to defined contribution plans of $15,315 and unused vacation benefits of $4,816. For 2008, Mr. Yealy’s non-equity incentive plan compensation was the VIP described in the Bank’s 2008 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $19,980. Mr. Yealy was not considered a named executive officer in 2007.

(6)	Mr. Dimmick’s employment was terminated effective September 20, 2009. Mr. Dimmick executed a severance agreement which provides payments equal to 26 weeks of base salary, or $135,200, payable in installments from October 15, 2009, through March 31, 2010; and coverage under the group medical program through March 21, 2010. Mr. Dimmick’s non-equity incentive plan compensation was the TIP described below. Mr. Dimmick’s change in pension value reflects receipt of a lump sum payment for nonqualified defined benefit plan benefit in 2009 (see Pension Table below). All other compensation included the previously described severance payments of $135,200; payment for accrued and unused vacation at termination of $12,480; outplacement services of $20,000; employer contributions to defined contribution plans of $12,425, and medical insurance premiums paid during the severance period of $4,651. For 2008, Mr. Dimmick’s non-equity incentive plan compensation was the VIP described in the Bank’s 2008 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $22,105. For 2007, Mr. Dimmick’s non-equity incentive plan compensation was the short-term and long-term incentive plan awards as described in the Bank’s 2007 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $21,384.

Non-Equity Incentive Plan Compensation:

At its meeting on April 23, 2009, the Board of the Bank took action to: (1) suspend the Bank’s Variable Incentive Plan (VIP) for 2009; (2) adopt a Temporary Incentive Plan for 2009 (TIP); and (3) approve 2009 performance goals under the TIP.

The base incentive award opportunity levels under the TIP (expressed as a percentage of base salary) were as follows:

•	CEO – up to 20%
•	Other Executives – up to 18%.

To receive such TIP award payments, Bank management would have to attain by December 31, 2009 the following five 2009 operational goals established by the Board (weighted equally at 20% each):

(1) enhance loan-level analysis of the Bank’s private label MBS:
(2) simplify the Bank’s business model;
(3) evaluate and renovate the Bank’s capital framework;

(4)	identify and implement critical aspects of improving the Bank’s risk management practices and metrics; and
(5) complete activities related to Federal Housing Finance Agency initiatives.

For any payout to be made relative to a specific goal, the goal needed to be completed in its entirety meeting the key objectives and deliverables set forth in the project plan. While progress was made and certain deliverables were met, two goals were not completed in their entirety and, therefore, payout recommendations were reduced from a total of 100% to 60% of the base incentive award opportunity described above for the CEO and all other Executives. The key objectives and deliverables were achieved for three of the five goals including enhancing loan-level analysis of the Bank’s private label MBS, simplifying the Bank’s business model, and evaluating and renovating the Bank’s capital framework.

Payouts under the 2009 TIP are subject to prior Finance Agency review. Actual payments will be made subsequent to that review.

Change in Pension Value:

The qualified defined benefit plan, as described in the CD&A, provides a normal retirement benefit of 2.0% of a participant’s highest 3-year average earnings, multiplied by the participant’s years of benefit service for employees hired prior to January 1, 2008; or 1.5% of a participant’s highest 5-year average earnings, multiplied by the participant’s years of benefit service for employees hired on or after January 1, 2008. Earnings are defined as base salary, subject to an annual IRS limit of $245 thousand on earnings for 2009. Annual benefits provided under the qualified plan also are subject to IRS limits, which vary by age and benefit payment type. The participant’s accrued benefits are calculated as of December 31, 2008 and December 31, 2009. The present value is calculated using the accrued benefit at each date valued multiplied by a present value factor based on an assumed age 65 retirement date, 50% of the benefit using the 2000 RP Mortality table (generational mortality table for annuities) and 50% of the benefit using the 2000 RP Mortality table (static mortality table for lump sums) and 6.70% and 5.96% interest respectively. The difference between the present value of the December 31, 2009 accrued benefit and the present value of the December 31, 2008 accrued benefit is the “Change in Pension Value” for the qualified plan.

The nonqualified defined benefit plan, as described in the CD&A, provides benefits under the same terms and conditions as the qualified plan, except earnings are defined as base salary plus annual incentive compensation. Benefits provided under the qualified plan are an offset to the benefits provided under the nonqualified plan. The participants’ benefits are calculated as of December 31, 2008 and December 31, 2009. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date, 6.00% interest, and the 2000 RP Mortality table (generational mortality table). The difference between the present value of the December 31, 2009 accrued benefit and the present value of the December 31, 2008 accrued benefit is the “Change in Pension Value” for the nonqualified plan.

The total “Change in Pension Value” included in the Summary Compensation Table is the sum of the change in the qualified plan and the change in the nonqualified plan.

Grants of Plan-Based Awards

The following table shows the potential value of non-equity incentive plan awards granted to the named officers during 2009.

Estimated Future Payouts Under
Non-Equity Incentive Plan Awards
Three-Year
Name and Principal Position	One-Year Payout			Cumulative Payout

John R. Price	Up to $	110,000 (a	)
Chief Executive Officer	Up to $	192,500 (b	)	Up to $	577,500 (b	)
Winthrop Watson	Up to $	76,500 (a	)
Chief Operating Officer	Up to $	93,500 (b	)	Up to $	280,500 (b	)
Kristina K. Williams	Up to $	52,088 (a	)
Chief Financial Officer	Up to $	63,664 (b	)	Up to $	190,991 (b	)
Craig C. Howie	Up to $	45,864 (a	)
Group Director, Member Services	Up to $	56,056 (b	)	Up to $	168,168 (b	)
Dana A. Yealy	Up to $	45,077 (a	)
General Counsel	Up to $	55,094 (b	)	Up to $	165,282 (b	)
Paul H. Dimmick	Up to $	35,029 (a	)
Managing Director, Capital Markets	Up to $	42,813 (b	)	Up to $	128,439 (b	)

All are as described in the 2009 TIP section of the CD&A and Exhibit 10.10.1, the 2009 Temporary Incentive Plan document, to this 2009 Annual Report filed on Form 10-K . The Board terminated the 2009 additional incentive award under the 2009 TIP effective December 31, 2009.

(a)	Base Incentive Award Opportunity. Estimated TIP annual award opportunity for January 1, 2009, through December 31, 2009; payouts are based on a percentage of the executive’s base salary as of December 31, 2009.

(b)	Additional Incentive Award Opportunity. Payment of the additional incentive award opportunity is based on long-term financial performance. The additional award opportunity is cumulative each year during the period in which the TIP and the financial performance goal remain in effect. In 2009, only one additional incentive award grant was made by the Board. Unless otherwise modified or terminated by the Board, the period during which this financial performance goal is in effect shall run from January 1, 2009 through December 31, 2011, as noted in the three-year cumulative payout column. The Board terminated this portion of the TIP effective December 31, 2009.

The following table shows the potential value of non-equity incentive plan awards granted to the named officers in 2010 or future periods, as applicable.

Estimated Future Payouts Under
Non-Equity Incentive Plan Awards
Name and Principal Position	Threshold		Target		Maximum

John R. Price	$84,700 (a	)	$108,900 (a	)	$121,000 (a	)
Chief Executive Officer	$660,000 (b	)	$880,000 (b	)	$1,100,000 (b	)
Winthrop Watson	$59,500 (a	)	$76,500 (a	)	$85,000 (a	)
Chief Operating Officer	$344,250 (b	)	$459,000 (b	)	$573,750 (b	)
Kristina K. Williams	$42,134 (a	)	$54,172 (a	)	$60,191 (a	)
Chief Financial Officer	$243,774 (b	)	$325,031 (b	)	$406,289 (b	)
Craig C. Howie	$35,672 (a	)	$45,864 (a	)	$50,960 (a	)
Group Director, Member Services	$206,388 (b	)	$275,184 (b	)	$343,980 (b	)
Dana A. Yealy	$35,060 (a	)	$45,077 (a	)	$50,085 (a	)
General Counsel	$202,846 (b	)	$270,461 (b	)	$338,076 (b	)
Paul H. Dimmick					$39,659 (b	)
Managing Director, Capital Markets

All are as described in the 2010 TIP section of the CD&A. As referenced above, in April 2009 the Board suspended the VIP for 2009 which in effect terminated any VIP award grants for 2009. Approval of the 2010 TIP modifications is subject to a 4-week regulatory review period by the Finance Agency. See Exhibit 10.10.2 to this 2009 Annual Report filed on Form 10-K, the 2010 Temporary Incentive Plan document

(a)	Annual Incentive Award Opportunity. Estimated TIP annual award opportunity for January 1, 2010, through December 31, 2010, and payouts are based on a percentage of the executive’s base salary as of December 31, 2010. Estimated future payouts were calculated based on the executive’s salary as of January 1, 2010.

The CEO and all other Executives share nine total goals related to the Bank’s financial performance, mission performance, regulatory requirements, and customer focus. Each goal includes performance measures at threshold, target, and maximum with the exception of the regulatory requirement goal in which there is no payout unless all objectives have been met. The specific performance measure at maximum and total weighting for each goal is:

Market Value of Equity (MVE) (25% total weighting):

•	Increase the MVE to par value of capital stock price by up to 11 pts using the December 31, 2009 price as the base.
•	Increase the MVE to par value of capital stock price by up to 6 pts using the December 31, 2009 price as the base (using the Alternate MVE calculation).

Earnings (25% total weighting):

•	Achieve core earned dividend spread of 2.72% after assessment.
•	Increase retained earnings by $64 million.

Affordable Housing (10% total weighting):

•	Increase the number of Affordable Housing Program applications by eight.
•	Increase Affordable Housing Program disbursement ratio by 92%.

Regulatory Requirements (25% total weighting):

•	Address regulatory priorities in existence at December 31, 2009.
•	Achieve a targeted regulatory rating

Customer Focus (15% weighting):

•	Increase membership by ten.

(b)	Additional Incentive Award Opportunity. Payment of the additional incentive award opportunity is based on long-term financial performance. The additional award opportunity would be paid in the year following the achievement of the specific financial performance measures. If performance measures are achieved in 2010, maximum payout would be made. If performance measures are achieved in 2011, target payout would be made. Threshold payout would be made if performance measures were achieved in 2012. No payout will be made unless or until performance measures are achieved. Estimated future payouts were calculated based on the executive’s salary as of January 1, 2010. Estimated future payout for Mr. Dimmick reflects one grant relative to financial performance goal achievement on or before December 31, 2011, prorated in accordance with his severance agreement.

The additional incentive award opportunity financial performance goals are to (1) make a market-based dividend payment and (2) implement a plan to repurchase excess capital stock, all in the same two consecutive quarters.

Pension Benefits

				Payments
				During
Name and		Number of Years	Present Value of	Last Fiscal
Principal Position	Plan Name	Credit Service	Accumulated Benefits	Year

John R. Price	Pentegra Defined Benefit Plan	3.41	$168,000	—
Chief Executive Officer	SERP	4.00	$430,000	—
Winthrop Watson	Pentegra Defined Benefit Plan	0.00	$0	—
Chief Operating Officer	SERP	0.16	$7,000	—
Kristina K. Williams	Pentegra Defined Benefit Plan	4.50	$66,000	—
Chief Financial Officer	SERP	5.00	$79,000	—
Craig C. Howie	Pentegra Defined Benefit Plan	18.50	$375,000	—
Group Director, Member Services	SERP	19.08	$154,000	—
Dana A. Yealy	Pentegra Defined Benefit Plan	23.83	$561,000	—
General Counsel	SERP	24.33	$241,000	—
Paul H. Dimmick	Pentegra Defined Benefit Plan	5.83	$242,000	—
Managing Director, Capital Markets	SERP	6.33	$24,000	$195,000

The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are included as Exhibits 10.13 and 10.6.2 to this 2009 Annual Report filed on Form 10-K and are incorporated herein by reference.

This table represents an estimate of retirement benefits payable at normal retirement age in the form of the actuarial present value of the accumulated benefit. The amounts were computed as of the same plan measurement date that the Bank uses for financial statement reporting purposes. The same assumptions were used that the Bank uses to derive amounts for disclosure for financial reporting, except the above information assumed normal retirement age as defined in the plan. See narrative discussion of the “Change in Pension Value” column under the SCT.

Compensation used in calculating the benefit for the Pentegra Defined Benefit Plan includes base salary only. Compensation used in calculating the benefit for the SERP includes base salary plus the annual incentive compensation award limited to no more than the amount of the incentive award that was included in the SERP calculation under the former STI plan. Benefits under the SERP vest after completion of 5 years of employment (the vesting requirement under the qualified plan) subject to forfeiture for cause provisions of the SERP.

Normal Retirement:  Upon termination of employment at or after age 65 where an executive has met the vesting requirement of completing 5 years of employment, an executive hired prior to January 1, 2008, is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 2% of his/her highest three-year average salary multiplied by his/her years’ of benefit service. Under the SERP normal retirement benefit, the executive also would receive 2% of his/her highest three-year average short-term incentive payment for such same three-year period multiplied by his/her years’ of benefit service. An executive hired on or after January 1, 2008, is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 1.5% of his/her highest five-year average salary multiplied by his/her years’ of benefit service. Under the SERP normal retirement benefit, the executive also would receive 1.5% of his/her highest five-year average short-term incentive payment for such same five-year period multiplied by his/her years’ of benefit service.

Early Retirement:  Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. At December 31, 2009, Mr. Howie, Mr. Yealy and Ms. Williams were eligible for early retirement benefits. Mr. Dimmick was eligible for and received early retirement benefits following his employment termination on September 20, 2009. The amounts set forth above reflect any qualified and nonqualified pension plan payments made to Mr. Dimmick in 2009.

Nonqualified Deferred Compensation

			Aggregate
	Executive	Registrant	Earnings	Aggregate	Aggregate Balance at
Name and	Contributions in	Contributions in	(Losses) in	Withdrawals/	December 31,
Principal Position	2009	2009	2009	Distributions	2009

John R. Price	$9,150	$21,975	$22,573	—	$1,135,949
Chief Executive Officer
Winthrop Watson	—	$2,125	—	—	$2,125
Chief Operating Officer
Kristina K. Williams	$2,930	$6,578	$94,530	—	$449,180
Chief Financial Officer
Craig C. Howie	$882	$637	$63,736	—	$268,721
Group Director, Member Services
Dana A. Yealy	$21,786	$8,513	$101,887	—	$484,504
General Counsel
Paul H. Dimmick	$4,209	$2,285	$18,419	($91,694)	$23,697
Managing Director, Capital Markets

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.7.3 to this 2009 Annual Report filed on Form 10-K and incorporated herein by reference.

Amounts shown as “Executive Contributions in 2009” were deferred and reported as “Salary” in the Summary Compensation Table. Amounts shown as “Registrant Contributions in 2009” are reported as “All Other Compensation” in the Summary Compensation Table.

The CEO and other Executives may defer up to 80% of their total cash compensation (base salary and annual incentive compensation), less their contributions to the qualified thrift plan. Annual incentive compensation is limited to no more than the maximum amount of incentive compensation that would have been included under the Bank’s former STI plan. All benefits are fully vested at all times subject to the forfeiture for cause provisions of the Supplemental Thrift Plan.

The investment options available under the nonqualified deferred compensation plan are closely matched to those available under the qualified defined contribution plan. Investment options include stock funds, bond funds, money market funds and target retirement funds.

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank’s severance policy (or terms of their separate agreements, as applicable) if their employment had been severed without cause during 2009.

Post-Termination Compensation – Severance (Excluding Change-In-Control)

					Executive
Name and	Base Salary		Medical Insurance		Outplacement
Principal Position	Length	Amount	Length	Amount	Length	Amount	Total

John R. Price	52 weeks	$550,000	52 weeks	$9,301	12 months	$20,000	$579,301
Chief Executive Officer
Winthrop Watson	52 weeks	$425,000	52 weeks	$9,301	12 months	$20,000	$454,301
Chief Operating Officer
Kristina K. Williams	26 weeks	$144,690	26 weeks	$4,651	12 months	$20,000	$169,341
Chief Financial Officer
Craig C. Howie	52 weeks	$254,800	52 weeks	$9,301	12 months	$20,000	$284,101
Group Director, Member Services
Dana A. Yealy	52 weeks	$250,427	52 weeks	$9,301	12 months	$20,000	$279,728
General Counsel

Under the CIC Agreements, in the event of employment termination other than for cause (including constructive discharge) following a change in control event, in place of the severance benefits above, the CEO and all other executives would instead receive the following:

Post-Termination Compensation – Change-In-Control

					Severance/
					Defined	Severance/
					Benefit	Defined
					Credited	Contribution
Name and	Base	TIP	Medical	Outplacement	Service	Match
Principal Position	Salary(1)	Award(2)	Insurance(3)	Services(4)*	Amount(5)**	Amount(6)**	Total

John R. Price	$1,100,000	$605,000	$13,952	$20,000	$338,214	$79,200	$2,156,366
Chief Executive Officer
Winthrop Watson	$850,000	$340,000	$13,952	$20,000	n/a	n/a	$1,223,952
Chief Operating Officer
Kristina K. Williams	$578,760	$231,504	$13,952	$20,000	n/a	n/a	$844,216
Chief Financial Officer
Craig C. Howie	$509,600	$203,840	$13,952	$20,000	n/a	n/a	$747,392
Group Director, Member Services
Dana A. Yealy	$500,854	$200,342	$13,952	$20,000	n/a	n/a	$735,148
General Counsel

n/a — not applicable

*	Estimated cost

**	Includes both qualified and nonqualified plans.
Notes:

(1)	CIC agreements stipulate two years of base salary for eligible participants.

(2)	CIC agreements stipulate two years of annual incentive award payout amount for eligible participants.

(3)	CIC agreements stipulate 18 months of medical insurance coverage for eligible participants.

(4)	CIC agreements stipulate 12 months of outplacement services for eligible participants.

(5)	CIC agreement for CEO stipulates additional severance in an amount equivalent to the increase in the amount of the benefits that would be paid under the defined benefit plans with two years of additional defined benefit credit service.

(6)	CIC agreement for CEO stipulates additional severance in an amount equivalent to two years of defined contribution match.

DIRECTOR COMPENSATION

The Bank’s directors were compensated in accordance with the 2009 Directors’ Fee Policy (2009 Fee Policy) as adopted by the Bank’s Board. With the enactment of the Housing Act, the statutory caps on director fees were removed. Director compensation levels are now established by each FHLBank’s board of directors. In connection with setting director compensation for 2009, the Bank participated in an FHLBank System review of director compensation, which included a director compensation study prepared by McLagan Partners. The McLagan study included separate analysis of director compensation for small asset size commercial banks, farm credit banks and S&P 1500 firms. The Bank’s Board considered this study in establishing the Bank’s 2009 Fee Policy and the 2009 director fees are relatively consistent with those at the other FHLBanks. Under the 2009 Fee Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2009.

	Retainer Fees	Meeting Fees	Total

Board Chair	$30,000	$30,000	$60,000
Board Vice Chair	$25,000	$30,000	$55,000
Committee Chair	$25,000	$30,000	$55,000
Director	$21,000	$24,000	$45,000

Compensation can exceed the guidelines under the 2009 Fee Policy based on a Director assuming additional responsibilities, such as chairing a Committee or Board meeting. The 2009 Fee Policy is attached as Exhibit 10.5 to the 2008 Annual Report filed on Form 10-K.

	Fees Earned or	All Other	Total
Name	Paid in Cash	Compensation	Compensation

Dennis Marlo (Chair)	$60,000	$24	$60,024
H. Charles Maddy III (Vice Chair)	55,000	24	55,024
Patrick A. Bond	55,000	24	55,024
Rev. Luis A. Cortés Jr.	50,000	24	50,024
Walter D’Alessio	45,000	24	45,024
John K. Darr	55,000	24	55,024
David R. Gibson	52,500	24	52,524
Brian A. Hudson	55,000	24	55,024
Glenn B. Marshall	55,000	24	55,024
John C. Mason	45,000	24	45,024
John S. Milinovich	45,000	24	45,024
Edward J. Molnar	55,000	24	55,024
Sarah E. Peck	46,000	24	46,024
Patrick J. Ward	55,000	24	55,024
Robert W. White	45,000	24	45,024

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

The Bank reimburses directors and pays for travel and related expenses associated with meeting attendance in accordance with its Travel & Expense Policy. The Bank also pays certain other director Bank business expenses. Total expenses paid in 2009 were $159,218.

For 2010, the Bank’s Board adopted the 2010 Director Fees’ Policy with the fees and basis for fee payment (combination of quarterly retainer and per meeting fees) set at the same levels as in 2009. See Exhibit 10.5.1 to this 2009 Annual Report filed on Form 10-K for additional details on the 2010 Director Fees’ Policy. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member Institutions Holding 5% or More of Outstanding Capital Stock
as of February 28, 2010

	Capital	Percent of Total
Name	Stock	Capital Stock

Sovereign Bank, Reading, PA	$644,437,900	16.0%
Ally Bank, Midvale, UT(a)	496,090,000	12.3%
ING Bank, FSB, Wilmington, DE	478,636,700	11.9%
PNC Bank, N.A., Pittsburgh, PA	442,436,200	11.0%
Chase Bank USA, N.A., Newark, DE	242,250,000	6.0%
Citicorp Trust Bank, FSB, Newark, DE	204,498,100	5.1%

(a)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.

Additionally, due to the fact that a majority of the Board of the Bank is elected from the membership of the Bank, these elected directors are officers and/or directors of member institutions that own the Bank’s capital stock. These institutions are provided in the following table.

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 28, 2010

	Capital	Percent of Total
Name	Stock	Capital Stock

ING Bank, FSB, Wilmington, DE	$478,636,700	11.9%
Fulton Bank, Lancaster, PA	43,660,000	1.1%
Summit Community Bank, Charleston, WV	20,745,500	0.5%
Harleysville Savings Bank, Harleysville, PA	16,095,800	0.4%
Abington Savings Bank, Jenkintown, PA	14,607,700	0.4%
Wilmington Trust Company, Wilmington, DE	14,440,700	0.4%
Washington Financial Bank, Washington, PA	5,091,800	0.1%
First Resource Bank, Exton, PA	691,400	*
Penn Liberty Bank, Wayne, PA	620,300	*

*	Less than 0.1%.

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

The Bank’s Cooperative Structure

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

Related Person Transaction Policy

In addition to the Bank’s Code of Conduct which continues to govern potential director and executive officer conflicts of interest, effective January 31, 2007, the Bank adopted a Related Person Transaction Policy, which is in writing. (The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2010 without change.) In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance Committee of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank’s products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $60 thousand and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any director or executive officer of the Bank, any member of their immediate families or any holder of 5 percent or more of the Bank’s outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company’s shares.

Related Person Transactions

In accordance with the Bank’s Related Person Transaction Policy, on February 16, 2007, the Governance Committee of the Board of Directors approved Wilmington Trust Company as an authorized counterparty for Federal funds transactions with the Bank. The Governance Committee also approved Wilmington Trust as a counterparty for receiving Bank deposits on June 6, 2007. Mr. Gibson, a director of the Bank and an executive officer of Wilmington Trust Company was not a member of the Governance Committee and did not participate in the Committee’s consideration or approval. The Bank did not execute any Federal funds or deposit transactions with Wilmington Trust Company in 2009 nor through February 28, 2010.

Beginning in 1997, the Bank began purchasing bonds issued by Pennsylvania Housing Finance Agency (PHFA). On May 14, 2007, Brian Hudson, Executive Director and Chief Executive Officer of PHFA, was appointed as a director of the Bank by the Finance Agency. On June 25, 2007, in accordance with the Related Person Transaction Policy, the Governance Committee approved the Bank’s continued purchases of PHFA bonds. In 2009, the Bank did not purchase any PHFA bonds. As of February 28, 2010, the total outstanding principal amount of all PHFA bonds held by the Bank was $400.9 million. The greatest outstanding principal amount of a single PHFA bond held by the Bank in 2009 was $156.3 million. In 2009, the Bank received $10.9 million in interest payments on outstanding PHFA bonds and $26.5 million in principal payments due to bond calls and redemptions.

PHFA, as the state housing finance agency for Pennsylvania, provides funding for housing for very-low- and low-income households. As a result, many of the projects that PHFA provides funding to are projects that also apply for and receive funding from the Bank’s AHP program. Consequently, on June 25, 2007, the Governance Committee also approved the Bank continuing to enter into AHP grant transactions in which PHFA participates. In 2009, the Bank approved $797,205 in AHP grants for 4 projects in which PHFA served as a sponsor or otherwise participated. The $797,205 in AHP grants was approved in accordance with the competitive AHP scoring regulations of the Finance Agency, including the requirement that any FHLBank director who is associated with, or whose institution is associated with, an AHP grant under consideration for approval, recuse themselves from the consideration of the grant by the Bank’s Board (see 12 C.F.R. 1291.10). The Bank followed this process in regard to its Board’s consideration and approval of these AHP grants at its meeting in October 2009. Mr. Hudson did not participate in the consideration or approval of the $797,205 in grant requests presented to the Board.

Since December 2000, as permitted under the Finance Agency’s AHP Regulations at 12 C.F.R. 1291.7, PHFA has been a party to an AHP project monitoring agreement with the Bank under which PHFA agrees to monitor the AHP compliance requirements for the Bank with respect to projects in which PHFA also monitors federal tax credit compliance. The Bank pays PHFA a fee of $225 for each AHP project monitored by PHFA during the year. In 2009, the Bank paid PHFA a total of $675 for monitoring AHP projects. The amount of fees paid by the Bank fluctuates each year and is dependent on the number of projects the Bank identifies each year that need to be monitored for compliance with AHP requirements.

As a state housing finance agency, PHFA is eligible to apply to the Bank and be approved as a non-member housing associate borrower from the Bank in accordance with Finance Agency Regulations (see 12 C.F.R. 926.5). The Bank approved PHFA as a housing associate borrower on December 19, 2007. With the approval of PHFA as a housing associate, the Bank has three housing associate borrowers. The terms of any Bank loans to such housing associates are ordinary course of business transactions governed by the Bank’s Member Products Policy and applied to all housing associates. Under the terms of the Bank’s Related Person Transaction Policy, provided that the loans to any related person are in accordance with the terms of the Bank’s Member Products Policy, then, such transactions are within the ordinary course of business of the Bank and not subject to Governance Committee approval. As of February 28, 2010, there were no outstanding loans from the Bank to PHFA.

In 2001, in furtherance of its mission to provide funding for economic development in the Bank’s district, the Bank entered into an agreement to make up to a $500,000 capital contribution to Mountaineer Capital, LP (Mountaineer Capital). Mountaineer Capital is a Small Business Investment Company (SBIC) which provides financing for small businesses in West Virginia. On May 14, 2007, Patrick Bond, General Partner for Mountaineer Capital, was appointed to serve as a director of the Bank. On January 23, 2007, the Bank made a capital contribution of $50 thousand to Mountaineer Capital. At year-end 2007, the total amount of Bank capital contributions was $375 thousand. On February 12, 2008, the Governance Committee approved a $50 thousand capital contribution request and granted approval for additional capital contributions to Mountaineer Capital in accordance with the terms of the Bank’s agreement, up to a total amount of $500 thousand. Through February 28, 2010, the Bank’s total capital contributions to Mountaineer Capital were $475 thousand.

Since approximately 2002, Chase Bank, USA N.A. (Chase Bank) has been approved for Federal funds and other money market investment transactions with the Bank in accordance with the requirements and limits established in the Bank’s policies. During 2008, the Bank entered into overnight Federal funds transactions with Chase Bank. Chase Bank became a 5 percent or greater Bank shareholder in October 2008. On February 19, 2009, the Governance Committee ratified these transactions and approved the Bank entering into other Federal funds and money market investment transactions with Chase Bank in accordance with the Bank’s applicable investment and counterparty policy statements. The largest principal amount outstanding for such transactions with Chase during 2009 was $245 million. The amount of interest paid during 2009 was $2,642 and the aggregate amount of principal paid (representing repayment of each overnight Federal funds transaction) was $485 million. There were overnight Federal funds transactions with Chase Bank in 2010; however, there were no outstanding Federal funds transactions with Chase Bank as of February 28, 2010.

On February 19, 2009 the Governance Committee approved the Bank entering into interest bearing deposit, Federal funds, unsecured note purchase and other money market transactions with Bank members, including 5 percent or greater shareholders of the Bank and Member Directors’ institutions. All such transactions must be in accordance with the terms of the Bank’s investment and counterparty policy statements and limits. In 2009 the Bank did not enter into any such money market transactions with such other 5 percent or greater shareholders or Member Directors’ institutions. In 2010, the Bank has entered into Federal funds transactions with Sovereign Bank. The largest principal amount outstanding for such transactions with Sovereign through February 28, 2010 was $500 million. The amount of interest paid through February 28, 2010 was $24,674 and the aggregate amount of principal paid (representing repayment of each overnight Federal funds transaction) was $5.125 billion.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank’s Board. Consequently, all directors of the Bank are outside directors. As discussed in Item 10, directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board. As of February 28, 2010, the Board was comprised of fifteen directors: nine Member Directors and six Independent Directors.

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

The Act and Finance Agency Regulations.

Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank director if the individual serves as an officer, employee, or director of any member of the Bank, or as a recipient of loans from the Bank. During 2009 and through February 28, 2010, none of the Bank’s Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective upon enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank’s Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director’s institution that is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank’s current Audit Committee members nor those who served during 2009 were Member Directors from institutions that were 10 percent or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank’s Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual’s independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of March 18, 2010, all current members of the Audit Committee were independent under the Act and Finance Agency regulatory criteria.

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

After applying the NYSE independence standards, the Board determined that for purposes of the SEC rules, as of February 19, 2010, with respect to the Bank’s current directors, four of the Bank’s Independent Directors, Directors Cortés, D’Alessio, Darr and Marlo are independent. In determining that Director Cortés was independent, the Board considered that Nueva Esperanza, the non-profit organization for which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including when Director Cortés was not a Bank Director. None of these transactions which occurred in 2009 required consideration under the Bank’s Related Person Transaction Policy. With respect to Director Darr, the Board considered that Manna Inc., a non-profit organization on which Mr. Darr serves as a director, was approved for an AHP grant by the Bank in 2007, prior to Mr. Darr becoming a member of the Board of Directors.

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

For Director Peck who served on the Board in 2009 but no longer serves on the Board, the Board determined on February 19, 2010, that Director Peck was independent.

The Board has a standing Audit Committee. The Board determined that none of the current Member Directors serving as members of the Bank’s Audit Committee, Directors Marshall, Milinovich, Nugent, Ward and White are independent under the NYSE standards for Audit Committee members and that Independent Director Hudson is also not independent. The Board of Directors determined that Independent Director Darr, who serves on the Audit Committee, is independent under the NYSE independence standards for audit committee members.

Item 14:	Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2009 and 2008 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	For the Year Ended
	December 31,

(in thousands)	2009	2008

Audit fees	$1,045	$710
Audit-related fees	55	25
Tax fees	—	—
All other fees	3	8

Total fees	$1,103	$743

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements and reviews of interim financial statements for the years ended December 31, 2009 and 2008. Starting in 2009, the Bank’s independent auditors began providing an audit of the Bank’s Internal Controls over Financial Reporting. The increase in audit fees year-over-year reflects this additional work.

Audit-related fees consist of fees billed in the years ended December 31, 2009 and 2008 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were primarily for accounting consultations.

The Bank is exempt from all federal, state and local income taxation with the exception of real estate property taxes. There were no tax fees paid during the years ended December 31, 2009 and 2008.

Other fees paid during the years ended December 31, 2009 and 2008 represent licensing fees associated with the use of accounting research software.

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

The Bank paid additional fees to PricewaterhouseCoopers, LLP in the form of assessments paid to the Office of Finance. These fees were approximately $52 thousand and $36 thousand for the years ended December 31, 2009 and 2008, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Operations and were not included in the totals above.

PART IV

Item 15:	Exhibits and Financial Statement Schedules

(a)(1)	Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers, LLP, appear in Item 8.

Statement of Operations for each of the years ended December 31, 2009, 2008 and 2007
Statement of Condition as of December 31, 2009 and 2008
Statement of Cash Flows for each of the years ended December 31, 2009, 2008 and 2007
Statement of Changes in Capital for each of the years ended December 31, 2009, 2008 and 2007

(2) Financial Statement Schedules

The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission that would appear in Item 8. Financial Statements and Supplementary Data are included in the “Financial Information” section within Item 7. Management’s Discussion and Analysis.

(b)	Index of Exhibits

The following is a list of the exhibits filed with this Annual Report on Form 10-K or incorporated herein by reference:

Exhibit No.	Description	Method of Filing +

3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh	Filed herewith.
4.1	Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.
10.1	Severance Policy*	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to our registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Offer Letter for John Price*	Incorporated by reference to Exhibit 10.9 to our registration statement on Form 10 filed with the SEC on June 9, 2006.
10.4	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Bank’s registration statement on Form 10 filed with the SEC on July 19, 2006.
10.5	2009 Directors’ Fee Policy*	Incorporated by reference to Exhibit 10.5.1 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 27, 2009.
10.5.1	2010 Director’s Fee Policy*	Filed herewith.
10.6	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007*	Incorporated by reference to Exhibit 10.14 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on August 8, 2007.
10.6.1	Supplemental Executive Retirement Plan Amended and Restated Amended and Restated Effective June 26, 2007 and Revised December 19, 2008*	Incorporated by reference to Exhibit 10.6.1 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 27, 2009.
10.6.2	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007 Revised December 19, 2008 and Further Revised December 18, 2009*	Filed herewith.
10.7	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007*	Incorporated by reference to Exhibit 10.15 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on August 8, 2007.
10.7.1	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Further Revised September 26, 2007*	Incorporated by reference to Exhibit 10.16 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on November 7, 2007.
10.7.2	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Further Revised September 26, 2007 and December 19, 2008*	Incorporated by reference to Exhibit 10.7.2 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 27, 2009.

Exhibit No.	Description	Method of Filing +

10.7.3	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Further Revised September 26, 2007, December 19, 2008 and December 18, 2009*	Filed herewith.
10.8	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007 with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on November 7, 2007.
10.9	Form of Change in Control Agreement with Executive Officers, including Messrs. Dimmick, Howie, Yealy and Ms. Williams*	Incorporated by reference to Exhibit 10.18 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 13, 2008.
10.9.1	Change in Control Agreement with Mr. Price*	Incorporated by reference to Exhibit 10.19 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 13, 2008.
10.9.2	Change in Control Agreement with Mr. Watson*	Filed herewith.
10.10	Variable Incentive Compensation Plan Effective January 1, 2008*	Incorporated by reference to Exhibit 10.20 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 13, 2008.
10.10.1	2009 Executive Officer and Key Employee Temporary Incentive Plan*	Filed herewith.
10.10.2	2010 Executive Officer and Key Employee Temporary Incentive Plan*	Filed herewith.
10.11	Executive Officer Agreement and Release with William G. Batz*	Incorporated by reference to Exhibit 10.22 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on May 9, 2008.
10.12	United States Department of the Treasury Lending Agreement Dated September 9, 2008	Incorporated by reference to Exhibit 10.23 to the Bank’s current report on Form 8-K filed with the SEC on September 9, 2008.
10.13	Pentegra Financial Institutions Retirement Fund Summary Plan Description Dated June 1, 2008*	Incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 27, 2009.
10.14	Agreement and Release with Paul H Dimmick*	Incorporated by reference to Exhibit 10.14 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on November 12, 2009.
10.15	Offer Letter for Winthrop Watson	Incorporated by reference to Exhibit 10.15 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on November 12, 2009.
12.1	Ratio of Earnings to Fixed Charges	Filed herewith.
22.1	Election of Directors Report	Incorporated by reference to the Bank’s current report on Form 8-K filed with the SEC on December 18, 2009.
24.0	Power of Attorney	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)	Filed herewith.

Exhibit No.	Description	Method of Filing +

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.3	Unaudited Quarterly Statement of Cash Flow-Restatements Effects	Incorporated by reference to Exhibit 10.11 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 16, 2007.

+	Incorporated document references to filings by the registrant are to SEC File No. 000-51395.

*	Denotes management contract or compensatory plan.

Glossary

Accumulated Other Comprehensive Income (Loss) (AOCI):  Represents gains and losses of the Bank that have not yet been realized; balance is presented in the Equity section of the Statement of Condition.
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
Community Development Financial Institution (CDFI):  Private institutions that provide financial services dedicated to economic development and community revitalization in underserved markets; include community development loan funds, venture capital funds and state-chartered credit unions without Federal deposit insurance. Effective February 4, 2010, CDFIs were eligible to become Bank members.
Community Financial Institution (CFI):  Bank member that has deposits insured under the FDIC and average total assets for 2008 of less than $1 billion over the past three years and is exempt from the requirement of having at least 10% of total assets in residential mortgage loans.
Community Investment Cash Advance Program:  General framework under which the FHLBanks may offer an array of specific standards for projects, targeted beneficiaries and targeted income levels that the Finance Agency has determined support community lending. This includes AHP and CLP.
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
Federal Home Loan Bank Act of 1932 (the Act):  Enacted by Congress in 1932 creating the FHLBank Board, whose role was to supervise a series of discount banks across the country. The intent was to increase the supply of money available to local institutions that made home loans and to serve them as a reserve credit resource. The FHLBank Board became the Federal Housing Board in 1989, which was replaced by The Federal Housing Finance Agency in 2008.
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
Federal Housing Finance Agency (FHFA or Finance Agency):  Independent regulatory agency (established on enactment of the Housing Act) of the executive branch ensuring the FHLBanks, Federal National Mortgage Association and Federal Home Loan Mortgage corporation operate in a safe and sound manner, carry out their statutory missions and remain adequately capitalized and able to raise funds in the capital markets.
Federal Reserve Bank (FRB):  One part of the Federal Reserve System. There are a total of twelve regional privately-owned FRBs located in major cities throughout the U.S., which divide the nation into twelve districts. The FRBs act as fiscal agents for the U.S. Treasury; each have their own nine-member board of directors. The FRBs are located in Boston, New York City, Philadelphia, Cleveland, Richmond, Atlanta, Chicago, St. Louis, Minneapolis, Kansas City, Dallas and San Francisco.
Federal Reserve Board (Federal Reserve):  Governing body over the Federal Reserve System, The Federal Reserve is responsible for: (1) conducting the nation’s monetary policy; (2) supervising and regulating banking institutions; (3) maintaining the stability of the financial system and containing systemic risk; and (4) providing financial services to depository institutions, the U.S. government and foreign official institutions.
Federal Reserve System:  Central banking system of the U.S.
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
FRBNY:  Federal Reserve Bank of New York; one of twelve regional FRBs in the U.S.
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
Housing and Economic Recovery Act of 2008:  Enacted by Congress in 2008; designed primarily to address the subprime mortgage crisis. Established the Finance Agency, replacing the Federal Housing Finance Board and the Office of Federal Housing Enterprise Oversight.
HUD:  Housing and Urban Development
Index amortizing swap:  Typically a fixed to float rate interest rate swap whereby the notional principal amortizes in response to changes in the referenced index.
Internal Credit Rating (ICR):  A scoring system used by the Bank to measure the financial condition of a member or housing associate and is based on quantitative and qualitative factors.
ISDA:  International Swap Dealers Association
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
Maximum Borrowing Capacity (MBC):  Total possible borrowing limit for an individual member. This is determined based on the type and amount of collateral each member has available to pledge as security for Bank advances. It is computed using specific asset balances (market and/or book values) from qualifying collateral categories, which are discounted by applicable collateral weighting percentages. The MBC is equal to the aggregate collateral value net of any pledged assets.
Mortgage-Backed securities (MBS):  Investment instruments backed by mortgage loans as security.
Mortgage Partnership Finance (MPF) Program:  FHLBank of Chicago program offered by select FHLBanks to their members to provide an alternative for funding mortgages through the creation of a secondary market.
NRSRO:  Nationally Recognized Statistical Rating Organization. Credit rating agency registered with the SEC. Currently ten firms are registered as NRSROs.
Office of Thrift Supervision (OTS):  Primary regulator of all federal and many state-chartered thrift institutions, including savings banks and savings and loans.
ORERC:  Other real estate-related collateral.
Other-than-Temporary Impairment (OTTI):  From an accounting standpoint, an “impairment” of a debt or equity security occurs when the fair value of the security is less than its amortized cost basis, i.e., whenever a security has an unrealized loss.
Pair-off fee:  A fee assessed against a PFI when the aggregate principal balance of mortgages funded or purchased under a delivery commitment falls above or below the tolerance specified.
Permanent capital:  Retained earnings plus capital stock; capital stock includes mandatorily redeemable capital stock.
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
RHS:  Rural Housing Service
RPAF:  Registered Public Accounting Firm.
Sarbanes-Oxley Act of 2002:  Enacted in 2002 in response to numerous corporate and accounting scandals; legislation set new or enhanced standards for all U.S. public company boards, management and public accounting firms.
Securities and Exchange Commission (SEC):  Independent agency of the U.S. government which holds primary responsibility for enforcing the federal securities laws and regulating the securities industry, the nation’s stock and option exchanges and other electronic securities markets.
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
TAP auction debt:  Term used to address multiple FHLBank debt issuances within a given quarter which have the same terms. As an FHLBank issues debt with terms similar to other FHLBank debt already issued, the FHLBank ‘taps’ the original issuance and is assigned the same CUSIP; this creates one larger, more liquid issue.
Total Credit Products (TCP):  Includes member loans, letters of credit, loan commitments, MPF credit enhancement obligations and other credit product exposure.

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
Weighted average life (WAL):  The average amount of time that will elapse from the date of a security’s issuance until each dollar of principal is repaid. The WAL of mortgage loans or MBS is only an assumption. The average amount of time that each dollar of principal is actually outstanding is influenced by, among other factors, the rate at which principal, both scheduled and unscheduled, is paid on the mortgage loans.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: March 18, 2010

By:	/s/ John R. Price John R. Price
President and Chief Executive Officer

Signature	Capacity	Date

/s/ John R. Price John R. Price	President & Chief Executive Officer	March 18, 2010

/s/ Kristina K. Williams Kristina K. Williams	Chief Financial Officer and Principal Accounting Officer	March 18, 2010

* /s/ Dennis S. Marlo Dennis S. Marlo	Chairman of the Board of Directors	March 18, 2010

* /s/ H. Charles Maddy, III H. Charles Maddy, III	Vice Chairman of the Board of Directors	March 18, 2010

* /s/ Patrick A. Bond Patrick A. Bond	Director	March 18, 2010

* /s/ Rev. Luis A. Cortés Jr. Rev. Luis A. Cortés Jr.	Director	March 18, 2010

* /s/ Walter D’Alessio Walter D’Alessio	Director	March 18, 2010

* /s/ John K. Darr John K. Darr	Director	March 18, 2010

* /s/ David R. Gibson David R. Gibson	Director	March 18, 2010

* /s/ Brian A. Hudson Brian A. Hudson	Director	March 18, 2010

* /s/ Glenn B. Marshall Glenn B. Marshall	Director	March 18, 2010

Signature	Capacity	Date

* /s/ John C. Mason John C. Mason	Director	March 18, 2010

* /s/ John S. Milinovich John S. Milinovich	Director	March 18, 2010

* /s/ Edward J. Molnar Edward J. Molnar	Director	March 18, 2010

* /s/ Charles J. Nugent Charles J. Nugent	Director	March 18, 2010

* /s/ Patrick J. Ward Patrick J. Ward	Director	March 18, 2010

* /s/ Robert W. White Robert W. White	Director	March 18, 2010

*By: /s/ Dana A. Yealy Dana A. Yealy, Attorney-in-fact