Form 10-Q
period 2010-03-31
Federal Home Loan Bank of Pittsburgh
filed 2010-05-10
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer	☒ Non-accelerated filer	☐Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes     ☒ No

There were 40,076,009 shares of common stock with a par value of $100 per share outstanding at April 30, 2010.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Overview should be read in conjunction with the Bank’s unaudited financial statements and footnotes to financial statements in the quarterly report filed on this Form 10-Q as well as the Bank’s 2009 Annual Report filed on Form 10-K.

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

Financial and housing markets have been in turmoil for the last two years, both here in the U.S. and worldwide, as failure to adhere to sound underwriting standards, an increase in mortgage delinquencies and higher foreclosures impacted the economy. As a result of the extensive efforts of the U.S. government and other governments around the world to stimulate economic activity and provide liquidity to the capital markets, the economic environment remains uncertain. Unemployment and underemployment remain at higher levels. In addition, many government programs that support the financial and housing markets are beginning to wind down in 2010. There may be risks to the economy as these programs wind down and the government withdraws its support.

Housing prices are still low and falling in some areas. Delinquency and foreclosure rates continue to run at high levels. While the agency mortgage-backed securities (MBS) market is active in funding new mortgage originations, the private label MBS market has not yet recovered. In addition, the commercial real estate market continues to trend downward.

The conditions noted above continued to affect the Bank’s business, results of operations and financial condition, as well as that of the Bank’s members, in the first quarter of 2010, and are expected to continue to exert a significant negative effect in the future.

General

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

The Bank is a GSE, chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s principal strategic position has historically been derived from its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. Typically, this fundamental competitive advantage, coupled with the joint and several cross-guarantee on FHLBank System debt, has distinguished the Bank in the capital markets and has enabled it to provide attractively priced funding to members. However, as the financial crisis worsened in 2008, the spread between FHLBank System debt and U.S. Treasury debt widened, making it more difficult for the Bank to provide term funding to members at attractive rates in the beginning of 2009. However, during the last part of the first quarter of 2009 spreads narrowed, allowing the Bank to offer more attractive pricing.

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

Second, because the Bank’s customers and shareholders are predominantly the same group of 318, normally there is a need to balance the pricing expectations of customers with the dividend expectations of shareholders, although both are the same institutions. This is a challenge in the current economic environment. By charging wider spreads on loans to customers, the Bank could potentially generate higher earnings and potentially dividends for shareholders. Yet these same shareholders viewed as customers would generally prefer narrower loan spreads. In normal market conditions, the Bank strives to achieve a balance between the goals of providing liquidity and other services to members at advantageous prices and potentially generating a market-based dividend. The Bank typically does not strive to maximize the dividend yield on the stock, but to produce an earned dividend that compares favorably to short-term interest rates, compensating members for the cost of the capital they have invested in the Bank. As previously announced on December 23, 2008, in an effort to build retained earnings the Bank, on a voluntary basis, temporarily has suspended its dividend payments until the Bank believes it is prudent to restore them.

Third, the Bank is different from a traditional banking institution because its GSE charter is based on a public policy purpose to assure liquidity for housing and community development and to enhance the availability of affordable housing for lower-income households. In upholding its public policy mission, the Bank offers a number of programs that consume a portion of earnings that might otherwise become available to its shareholders. The cooperative GSE character of this voluntary membership organization leads management to strive to optimize the primary purpose of membership, access to funding, as well as the overall value of Bank membership.

In November 2008, the Bank experienced a significant increase in its risk-based capital (RBC) requirements due to deterioration in the market values of the Bank’s private label MBS. The Bank was narrowly in compliance with its RBC requirement. As a result, the Bank submitted an initial Capital Stabilization Plan (CSP) to the Finance Agency on February 27, 2009. During 2009, there were numerous changes in the economic environment affecting the Bank, including a change in Financial Accounting Standards Board (FASB) guidance regarding other-than-temporary impairment (OTTI), significant downgrades of the Bank’s private label MBS securities, and a larger than expected decrease in advances. Collectively, these developments merited an update of the CSP in late 2009. The CSP submitted to the Finance Agency requests that the Bank not be required to increase member capital requirements unless it becomes significantly undercapitalized, which by definition would mean the Bank meets less than 75% of its risk-based, total or leverage capital requirements. As part of that effort, the Bank has reviewed its risk governance structure, risk management practices and expertise and has begun to make certain enhancements. The most recent CSP was accepted by the Finance Agency.

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. On March 31, 2010, the Bank received final notification from the Finance Agency that it was considered adequately capitalized for the quarter ended December 31, 2009. In its determination, the Finance Agency expressed concerns regarding the Bank’s capital position and earnings prospects. Retained earnings levels and poor quality of the Bank’s private label MBS portfolio have created uncertainties about the Bank’s ability to maintain permanent capital above RBC requirements. As of the date of this filing, the Bank has not received notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2010. The Bank was in compliance with its risk-based, total and leverage capital requirements at March 31, 2010, as discussed in detail in the Capital Resources section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion and Analysis) in the quarterly report filed on this Form 10-Q.

Advances and Collateral

The Bank makes advances (loans to members and eligible nonmember housing associates) on the security of pledged mortgage loans and other eligible types of collateral. The Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews a loan.

Advance Products. The Bank offers a number of various loan products to its members. These products are discussed in detail in the “Advances” discussion in Item 1. Business in the Bank’s 2009 Annual Report filed on Form 10-K.

Collateral. The Bank provides members with two options regarding collateral agreements: a blanket collateral pledge agreement or a specific collateral pledge agreement. Under a blanket agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible collateral assets, to secure the member’s obligations with the Bank. Under a specific agreement, the Bank obtains a lien against the specific eligible collateral assets of a member, to secure the member’s obligations with the Bank. These agreements require one of three types of collateral status: undelivered, detailed listing or delivered status. Partial listing or delivery requirements may also be assigned at the Bank’s discretion. A member is assigned a collateral status based on the Bank’s determination of the member’s current financial condition and credit product usage, as well as other information that may have been obtained. All collateral securing advances is discounted to help protect the Bank from losses resulting from a decline in the values of the collateral in adverse market conditions and if the Bank had to take title to the collateral and liquidate in a worst case scenario. Eligible collateral value represents either book value or fair value of pledged collateral multiplied by the applicable discounts. These discounts, also referred to as collateral weightings, vary by collateral type and whether the calculation is based on book value or fair value of the collateral. They also typically include consideration for estimated costs to sell or liquidate collateral and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them for individual borrowers on a case-by-case basis. The Bank may also require different levels of collateral reporting depending on the member’s current financial condition, types of collateral pledged and credit product usage. The reporting may take the form of detailed loan level listings and/or a Qualifying Collateral Report (QCR) filed on a quarterly or monthly basis. A summary of the collateral weightings is presented in detail in the tables entitled “Lending Value Assigned to the Collateral as a Percentage of Value” in Item 1. Business in the Bank’s 2009 Annual Report filed on Form 10-K. As additional security for each member’s indebtedness, the Bank has a statutory lien on the member’s capital stock in the Bank.

The least restrictive collateral status, and the most widely used by the Bank’s members, is the undelivered collateral status. This status is generally assigned to lower risk institutions pledging collateral. Under undelivered collateral status, the Bank calculates and monitors the eligible collateral using regulatory financial reports or QCRs, which are typically submitted quarterly along with collateral certifications. At March 31, 2010, nine of the Bank’s top ten borrowers were in an undelivered collateral status and one was in a delivery collateral status. The Bank also obtains detailed listings on some of the pledged loan collateral on five of the top ten borrowers.

Under the Bank’s policy, the Bank may require members to provide a detailed listing of eligible advance collateral being pledged to the Bank due to their high usage of Bank credit products, the type of assets being pledged or the credit condition of the member. This is referred to as detailed listing collateral status. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a loan level listing of assets pledged. The loan level listing includes the reporting characteristics on the individual loan. Examples include loan amount, zip code, appraised amount and FICO score. In some cases, the member may benefit by listing collateral, in lieu of undelivered status, since it may result in a higher collateral weighting being applied to the collateral. The Bank benefits from listing collateral status because it provides more loan information to calculate a more precise valuation on the collateral. Typically, those members with large, frequent borrowings are covered under listing status with a blanket agreement.

The third collateral status used by the Bank’s members is delivered, or in possession collateral status. In this case, the Bank requires the member to physically deliver, or grant control of, eligible collateral to the Bank, including through a third party custodian for the Bank to sufficiently secure all outstanding member obligations. Typically, the Bank would take physical possession/control of collateral if the financial condition of the member was deteriorating or if the member exceeded certain credit product usage triggers. Delivery of collateral may also be required if there is a regulatory action taken against the member by its regulator that would indicate inadequate controls or other conditions that would be of concern to the Bank. Delivery collateral status may apply to both blanket lien and specific agreements. The Bank requires delivery to a restricted account of all securities pledged as collateral. The Bank also requires delivery of collateral from de novo institution members at least during their first two years of operation.

With respect to specific collateral agreement borrowers (typically housing finance agencies (HFAs) and insurance companies), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or mortgage loans to the Bank or its custodian.

The Bank determines the type and amount of collateral each member has available to pledge as security for Bank advances by reviewing, on a quarterly basis, call reports the members file with their primary banking regulators. Depending on a member’s credit product usage and current financial condition, that member may also be required to file a QCR on a quarterly or monthly basis. The resulting total value of collateral available to be pledged to the Bank after any collateral weighting is referred to as a member’s maximum borrowing capacity (MBC).

At March 31, 2010, the principal form of eligible collateral to secure loans made by the Bank was single-family residential mortgage loans, which included a very low amount of manufactured housing loans. High-quality securities, including U.S. Treasuries, U.S. agency securities, GSE MBS, and select private label MBS, were also accepted as collateral. FHLBank deposits and multi-family residential mortgages, as well as other real estate related collateral (ORERC), comprised the remaining portion of qualifying collateral. See the “Credit and Counterparty Risk” discussion in the Risk Management section of this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2010.

At March 31, 2010 and December 31, 2009, respectively, on a borrower-by-borrower basis, the Bank had a perfected interest in eligible collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all advances. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

Although subprime mortgages are no longer considered an eligible collateral asset class by the Bank, it is possible that the Bank may have subprime mortgages pledged as collateral through the blanket-lien pledge.

Nationally, during the first three months of 2010, 41 Federal Deposit Insurance Corporation (FDIC)−insured institutions have failed. None of the FHLBanks have incurred any losses on advances outstanding to these institutions. Although many of these institutions were members of the System, none was a member of the Bank.

Investments

The Bank maintains a portfolio of investments for three main purposes: liquidity, collateral for derivative counterparties and additional earnings. For liquidity purposes, the Bank invests in shorter-term instruments, including overnight Federal funds, to ensure the availability of funds to meet member requests. In addition, the Bank invests in other short-term instruments, including term Federal funds, interest-bearing certificates of deposit and commercial paper. The Bank also maintains a secondary liquidity portfolio, which includes FDIC-guaranteed Temporary Liquidity Guarantee Program (TLGP) investments, U.S. Treasury and agency securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. U.S. Treasury securities are the primary source for derivative counterparty collateral.

The Bank further enhances interest income by maintaining a long-term investment portfolio, including securities issued by GSEs and state and local government agencies as well as agency and private label MBS. All private label MBS currently in the portfolio, excluding the Shared Funding securities, were required to carry the top rating from Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s (S&P) or Fitch Ratings (Fitch) at the time of purchase. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets. Investment income also bolsters the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenses, and to satisfy its statutory Resolution Funding Corporation (REFCORP) assessment.

See the “Credit and Counterparty Risk – Investments” discussion in Risk Management in this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q for discussion of the credit risk of the investment portfolio, including OTTI charges, and further information on these securities’ current ratings.

The Bank does not consolidate any off-balance sheet special-purpose entities or other conduits.

Mortgage Partnership Finance (MPF) Program

The Bank participates in the Mortgage Partnership Finance (MPF®) Program under which the Bank invests in qualifying 5- to 30-year conventional conforming and government-insured fixed-rate mortgage loans secured by one-to-four family residential properties.

The Bank currently offers three products under the MPF Program to Participating Financial Institutions (PFIs): Original MPF, MPF Government and MPF Xtra. Further details regarding the credit risk structure for each of the products, as well as additional information regarding the MPF Program and the products offered by the Bank is provided in the “Mortgage Partnership Finance Program” section in Item 7. Management’s Discussion and Analysis in the Bank’s 2009 Annual Report filed on Form 10-K.

The Bank held approximately $5.0 billion and $5.1 billion in mortgage loans at par under the MPF Program at March 31, 2010 and December 31, 2009, respectively. These balances represented approximately 8.4% and 7.8% of total assets at March 31, 2010 and December 31, 2009, respectively. Mortgage loans contributed approximately 25.9% and 16.1% of total interest income for first quarter 2010 and 2009, respectively. While interest income on mortgage loans dropped 17.1% in the quarter-over-quarter comparison, the Bank’s total interest income decreased 48.5%. Total interest income decreased more rapidly than interest income on mortgage loans as the Bank had significant funds invested in short-term assets, which experienced sharp rate declines in the quarter-over-quarter comparison.

As of March 31, 2010, 35 PFIs were eligible to participate in the MPF Xtra program. Of these, 10 have sold $12.4 million of mortgage loans through the MPF Xtra program year-to-date.

Effective July 15, 2009, the Bank introduced a temporary loan payment modification plan (loan modification plan) for participating PFIs, which will be available until December 31, 2011 unless further extended by the MPF Program. Borrowers with conventional loans secured by their primary residence, which were closed prior to January 1, 2009 are eligible for the loan modification plan. This plan pertains to borrowers currently in default or in imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the PFIs must follow to participate in the loan modification plan. Applicants are initially under a 90-day trial period prior to final approval of the loan modification. As of March 31, 2010, there have been minimal requests for loan modifications under this loan modification plan; these modifications are still in the 90-day trial period.

The FHLBank of Chicago, in its role as MPF Provider, provides the programmatic and operational support for the MPF Program and is responsible for the development and maintenance of the origination, underwriting and servicing guides.

“Mortgage Partnership Finance,” “MPF” and “MPF Extra” are registered trademarks of the FHLBank of Chicago.

Debt Financing – Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the FHLBanks, backed by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the U.S. government, and the U.S. government does not guarantee them. The OF has responsibility for issuing and servicing consolidated obligations on behalf of the FHLBanks. On behalf of the Bank, the OF issues bonds that the Bank uses primarily to provide advances. The Bank also uses bonds to fund the MPF Program and its investment portfolio. Typically, the maturity of these bonds ranges from one year to ten years, but the maturity is not subject to any statutory or regulatory limit. The OF also sells discount notes to provide short-term funds to the FHLBanks. The Bank uses these funds to provide loans to members for seasonal and cyclical fluctuations in savings flows and mortgage financing, short-term investments, and other funding needs. Discount notes are sold at a discount and mature at par. These securities have maturities of up to 365 days.

See the “Liquidity and Funding Risk” discussion in the Risk Management section of Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q and the “Current Financial and Mortgage Market Events and Trends” discussion below for further information regarding consolidated obligations and related liquidity risk.

Current Financial and Mortgage Market Events and Trends

Conditions in the Financial Markets. Government programs put in place in 2008 worked throughout 2009 to create more confidence in the credit markets and helped to get capital flowing once again. As financial conditions have shown some improvement and as further evidence of the stabilization of the credit markets, the Federal Reserve has substantially phased out the lending programs activated during the crisis without significant effect on the markets. Some were closed over the course of 2009, and most others expired on February 1, 2010. Total credit outstanding under all programs, including the regular discount window, has fallen sharply from a peak of approximately $1.5 trillion at year-end 2008 to approximately $71 billion at mid-March 2010. The Term Auction Facility, under which fixed amounts of discount window credit were auctioned to depository institutions, was discontinued in March 2010. Reflecting notably better conditions in many markets for ABS, the Term Asset-Backed Securities Loan Facility (TALF) closed on March 31, 2010 for securities backed by all types of collateral except newly issued commercial MBS (CMBS) and will close on June 30, 2010 for securities backed by newly issued CMBS. The later scheduled closing of the CMBS portion of the facility reflects the Federal Reserve Board’s (Federal Reserve’s) assessment that conditions in that sector remain highly stressed, as well as the fact that CMBS securitizations are more complex and take longer to complete than other types of arrangements.

Renewed economic growth, particularly employment growth, remains uncertain. The unemployment rate remained at 9.7% in March 2010, but the nation added 162,000 nonfarm jobs, the largest one-month gain in three years. The job growth was below what economists were predicting, but the government hired fewer census workers than expected and the economic recovery continues to be slow.

Given the current economic environment, the financial performance of the Bank has been significantly affected, mainly due to OTTI charges on the private label MBS portfolio. The Bank recognizes this will be an ongoing challenge throughout the remainder of 2010. Additional material credit-related OTTI charges have occurred in the first quarter and could be expected throughout the year. The specific amount of credit-related OTTI charges will depend on several factors, including economic, financial market and housing market conditions and the actual and projected performance of the loan collateral underlying the Bank’s MBS. If delinquency and/or loss rates on mortgages and/or home equity loans continue to increase, and/or there is a further decline in residential real estate values, the Bank could experience further material credit-related OTTI losses or reduced yields on these investment securities.

First Quarter 2010. Credit markets continued to trend toward stability through first quarter 2010. In addition, the FHLBanks continued to have access to the capital markets. While GDP showed promising growth towards the end of 2009, first quarter 2010 may see a slowing of GDP growth.

Specific Program Activity

Federal Reserve Bank of New York (FRBNY). In early February 2010, the Federal Reserve Bank of New York (FRBNY) announced the scheduled expiration of several lending programs. These programs included the Commercial Paper Funding Facility (CPFF), the Primary Dealer Credit Facility (PDCF), and the Term Securities Lending Facility (TSLF), each of which expired on February 1, 2010. The expiration of these programs does not appear to have had a major effect on the agency debt markets.

Furthermore, the Federal Reserve’s purchasing of agency debt and agency mortgage-backed securities ended during the first quarter of 2010. During the quarter, the Federal Reserve purchased $12.2 billion in debt issued by the housing GSEs, including $3.2 billion in FHLBank mandated Global bullet bonds. The Federal Reserve purchased a total of $172.1 billion in agency debt securities while the program was in effect; this was just shy of the $175 billion committed to the purchase of agency debt under the program. The Federal Reserve also purchased $207 billion in gross agency MBS during the first quarter of 2010. From the program’s inception to its expiration, the Federal Reserve’s total net purchases of agency MBS equaled $1.25 trillion, the amount originally committed to the purchase of MBS under the program.

Fannie Mae and Freddie Mac. On December 24, 2009, the U.S. Treasury had announced modifications to the Preferred Stock Purchase Agreements with Fannie Mae and Freddie Mac, including an increased capacity to absorb losses from the housing GSEs beyond the original $200 billion per agency and a portfolio cap of $900 billion for each institution which will shrink by 10 percent each year. These modifications replaced the requirement to reduce the actual portfolio amounts by 10 percent each year starting in 2010. These modifications were fully implemented in first quarter 2010.

Also during the first quarter of 2010, Fannie Mae and Freddie Mac announced plans to purchase loans that are at least 120 days delinquent out of mortgage pools. The initial purchases are slated to occur from February 2010 through May 2010, with additional delinquency purchases as needed thereafter. As Fannie Mae and Freddie Mac may need to raise additional funds to complete these loan purchases, funding costs in the short-end of the agency debt market may continue to be affected.

Consolidated Obligations of the FHLBanks. During the first quarter of 2010, the FHLBanks issued $154 billion of consolidated bonds, just $2.4 billion more than during the fourth quarter of 2009. However, weighted-average bond funding costs decreased significantly during the first quarter of 2010, with March 2010 witnessing the lowest weighted-average monthly spreads to London Interbank Offered Rate (LIBOR) since February 2009. Swapped funding levels have been driven lower by a variety of factors, including recent spread compression of the swap curve. During the first quarter of 2010, the FHLBanks relied heavily on swapped negotiated callable bonds, floating-rate bonds and step-up callable bonds. In 2010, the FHLBanks continued to use an issuance calendar for FHLBank mandated Global bullet bond pricing; as such, the FHLBanks issued a $1 billion reopening of the most recent two-year mandated Global bullet bond in January 2010, issued $3 billion of a new, three-year mandated Global bullet bond in February 2010, and issued $3 billion of a new, two-year mandated Global bond in March 2010.

The FHLBanks’ consolidated obligations outstanding continued to shrink during the first quarter of 2010. Although consolidated obligations outstanding increased slightly in early January 2010, they soon reversed course, and through the first quarter of 2010, have decreased approximately $60 billion since year-end 2009, to $871 billion at March 31, 2010. Contrary to the fourth quarter of 2009, this decline was caused primarily by a decline in consolidated bonds outstanding, which fell $49 billion, while consolidated discount notes dropped $10 billion. The drop in consolidated bonds outstanding may be attributed in part to increased consolidated bond redemptions during the first quarter of 2010. During this period, consolidated bond maturities were $127 billion and consolidated bond calls were $70.5 billion.

Primary dealer inventories of agency discount notes and bonds increased during the first quarter of 2010, compared to year-end 2009. During the first quarter of 2010, agency discount note inventories increased $4 billion, to $16 billion, and agency bond inventories increased $6 billion, to $62 billion. However, similar to the previous two calendar quarters, dealer inventories increased during the quarter and then decreased toward the end of the quarter. During the first quarter of 2010, dealer inventories of agency discount notes were as high as $38 billion in early March 2010 and dealer inventories of agency bonds were as high as $83 billion in mid-February 2010.

On a stand-alone basis, the Bank’s total consolidated obligations declined $6.8 billion or 11.5% since year end 2009. Discount notes accounted for 19.0% and 17.2% of the Bank’s total consolidated obligations at March 31, 2010 and December 31, 2009, respectively. Total bonds decreased 13.4% in the same comparison, but comprised a smaller percentage of the total debt portfolio, decreasing from 82.8% at December 31, 2009 to 81.0% at March 31, 2010.

Foreign Official Holdings and Money Fund Assets. Overall, foreign investor holdings of agencies (both debt and MBS), as reported by the Federal Reserve System, were flat to lower for much of the first quarter of 2010, but started to increase in late February 2010, closing the quarter up $10 billion compared to year-end 2009.

On March 4, 2010, in the Federal Register, the SEC published its final rule on money market fund reform. The rule became effective on May 5, 2010, with certain aspects of the rule phased in over the remainder of 2010. In its final rule, the SEC included FHLBank consolidated discount notes with remaining maturities of 60 days or less in its definition of weekly liquid assets, which should help maintain investor demand for shorter-term FHLBank consolidated discount notes. However, this new rule, combined with shrinking yields in the money market sector, have driven investors to seek riskier investment categories that offer a higher rate of return. As such, taxable money market fund assets declined $276 billion during the first quarter of 2010. As a subset of those assets, taxable money market fund investments allocated to the U.S. Other Agency category have also declined, dropping an additional $68 billion since year-end 2009.

Interest Rate Trends. The Bank’s net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. Interest rates prevailing during any reporting period affect the Bank’s profitability for that reporting period. A portion of the Bank’s advances have been hedged with interest-rate exchange agreements in which a short-term, variable rate is received. Interest rates also directly affect the Bank through earnings on invested capital. Generally, due to the Bank’s cooperative structure, the Bank earns relatively narrow net spreads between the yield on assets and the cost of corresponding liabilities.

The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	1st Quarter	4th Quarter	1st Quarter	1st Quarter	4th Quarter	1st Quarter
	2010	2009	2009	2010	2009	2009
	Average	Average	Average	Ended	Ended	Ended
Target overnight Federal funds rate	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
3-month LIBOR(1)	0.26%	0.27%	1.24%	0.29%	0.25%	1.19%
2-yr U.S. Treasury	0.91%	0.87%	0.89%	1.02%	1.14%	0.80%
5-yr. U.S. Treasury	2.41%	2.29%	1.75%	2.55%	2.68%	1.66%
10-yr. U.S. Treasury	3.70%	3.45%	2.70%	3.83%	3.84%	2.67%
15-yr. mortgage current coupon(2)	3.54%	3.52%	3.74%	3.62%	3.78%	3.59%
30-yr. mortgage current coupon(2)	4.40%	4.28%	4.13%	4.52%	4.57%	3.89%
Note:

(1)LIBOR - London Interbank Offered Rate
(2)Simple average of Fannie Mae and Freddie Mac mortgage-backed securities current coupon rates.

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

The Bank filed an adversary proceeding against LBSF to return the cash collateral posted by the Bank associated with the derivative contracts. In its 2008 Annual Report filed on Form 10-K, the Bank disclosed that it was probable that a loss has been incurred with respect to this receivable. However, the Bank had not recorded a reserve with respect to the receivable from LBSF because the Bank was unable to reasonably estimate the amount of loss that had been incurred. Continuing developments in the adversary proceeding occurred during 2009. The discovery phase of the adversary proceeding began, which has provided management information related to its claim. Based on this information, management’s most probable estimated loss was $35.3 million and a reserve was recorded in the first quarter of 2009. As of March 31, 2010, the Bank maintained a $35.3 million reserve on this receivable as this remains the most probable estimated loss.

During discovery in the Bank’s adversary proceeding against LBSF, the Bank learned that the Bank’s posted collateral was held in a general operating account of LBSF the balances of which were routinely swept to other Lehman Brother entities, including Lehman Brothers Holdings, Inc. among others.

The Bank filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than five percent of the Bank’s capital stock as of March 31, 2010.

See Item 3. Legal Proceedings in the Bank’s 2009 Annual Report filed on Form 10-K for additional information concerning the adversary proceedings discussed above.

Mortgage-Based Assets and Related Trends. The Bank is also heavily affected by the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. As of March 31, 2010, 55.7% of the Bank’s eligible collateral value, after collateral weightings, was concentrated in 1-4 single family residential mortgage loans or multi-family residential mortgage loans, compared with 56.1% at December 31, 2009. The remaining 44.3% at March 31, 2010 was concentrated in other real estate-related collateral and high quality investment securities, compared to 43.9% at December 31, 2009. For the top ten borrowers, 1-4 single family residential mortgage loans or multi-family residential mortgage loans accounted for 59.2% of total eligible collateral, after collateral weightings, at March 31, 2010, compared to 59.3% at December 31, 2009. The remaining 40.8% at March 31, 2010 was concentrated in other real estate-related collateral and high quality investment securities, compared to 40.7% at December 31, 2009. Due to collateral policy changes implemented in third quarter 2009, the mix of collateral types within the total portfolio shifted. The requirement to deliver all securities pledged as collateral, as well as refinements in collateral reporting and tracking made through the Qualifying Collateral Report (QCR) process, impacted the concentration of collateral types by category.

With respect to the investment portfolio, as of March 31, 2010 the Bank’s private label MBS portfolio represented 9.6% of total assets, while net mortgage loans held for portfolio represented 8.5% of total assets. At December 31, 2009, the comparable percentages were 9.1% and 7.9%, respectively.

The Bank continues to have high concentrations of its advance portfolio outstanding to its top ten borrowers. The Bank’s advance portfolio declined $4.4 billion, or 10.6%, from December 31, 2009 to March 31, 2010, as members de-levered, increased deposits and utilized government programs aimed at improving liquidity. Also, many of the Bank’s members may have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s advance products.

See the “Credit and Counterparty Risk” and “Market Risk” discussions in the Risk Management section of this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q for information related to derivative counterparty risk and overall market risk of the Bank.

Financial Highlights

The Statement of Operations data for the three months ended March 31, 2010 and the Condensed Statement of Condition data as of March 31, 2010 are unaudited and were derived from the financial statements included in the quarterly report filed on this Form 10-Q . The Condensed Statement of Condition data as of December 31, 2009 was derived from the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K. The Statement of Operations data for the three months ended December 31, 2009 is unaudited and was derived from the Bank’s 2009 Annual Report filed on Form 10-K. The Statement of Operations and Statement of Condition data for all other interim quarterly periods is unaudited and was derived from the applicable quarterly reports filed on Form 10-Q.

Statement of Operations

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions, except per share data)	2010	2009	2009	2009	2009
Net interest income before provision (benefit) for credit losses	$59.0	$64.2	$67.5	$75.9	$56.4
Provision (benefit) for credit losses	(0.1)	(5.5)	1.4	1.1	0.4
Other income (loss):
Net OTTI losses	(27.6)	(65.4)	(93.3)	(39.3)	(30.5)
Net gains (losses) on derivatives and hedging activities	(4.6)	5.3	(4.5)	12.4	(1.2)
Net realized losses on available- for-sale securities	-	(2.2)	-	-	-
Net realized gains on held-to-maturity securities	-	1.8	-	-	-
Contingency reserve	-	-	-	-	(35.3)
All other income	2.7	2.9	4.5	2.5	2.6

Total other loss	(29.5)	(57.6)	(93.3)	(24.4)	(64.4)
Other expense	16.2	17.6	16.2	15.3	15.2

Income (loss) before assessments	13.4	(5.5)	(43.4)	35.1	(23.6)
Assessments	3.5	-	(3.0)	3.0	-

Net income (loss)	$9.9	$(5.5)	$(40.4)	$32.1	$(23.6)

Earnings (loss) per share (1)	$0.25	$(0.14)	$(1.01)	$0.80	$(0.59)

Dividends	-	-	-	-	-
Weighted average dividend rate (2)	n/a	n/a	n/a	n/a	n/a
Dividend payout ratio (3)	n/a	n/a	n/a	n/a	n/a
Return on average equity	1.07%	(0.61)%	(4.39)%	3.31%	(2.30)%
Return on average assets	0.06%	(0.03)%	(0.23)%	0.16%	(0.11)%
Net interest margin (4)	0.37%	0.38%	0.38%	0.38%	0.26%
Regulatory capital ratio (5)	7.57%	6.76%	6.64%	5.83%	5.29%
Total capital ratio (at period-end) (6)	6.54%	5.69%	5.36%	4.59%	4.61%
Total average equity to average assets	5.88%	5.45%	5.17%	4.88%	4.74%

Notes:

(1)	Earnings (loss) per share calculated based on net income (loss).

(2)	Weighted average dividend rates are calculated as annualized dividends paid in the period divided by the average capital stock balance outstanding during the period on which the dividend is based.

(3)	Dividend payout ratio is dividends declared in the period as a percentage of net income (loss) in the period.

(4)	Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.

(5)	Regulatory capital ratio is the total of period-end capital stock, mandatorily redeemable capital stock, retained earnings and allowance for loan losses as a percentage of total assets at period-end.

(6)	Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss), in total at period-end, as a percentage of total assets at period-end.

Condensed Statement of Condition

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2010	2009	2009	2009	2009
Cash and due from banks	$251.6	$1,418.8	$373.3	$69.6	$68.7
Investments (1)	16,241.0	17,173.5	19,039.9	24,444.3	24,525.4
Advances	36,823.8	41,177.3	41,363.4	45,799.6	52,260.3
Mortgage loans held for portfolio, net (2)	4,991.2	5,162.8	5,339.1	5,607.5	5,922.4
Prepaid REFCORP assessment	37.2	39.6	39.6	37.5	39.6
Total assets	58,656.0	65,290.9	66,510.5	76,401.6	83,294.8
Consolidated obligations, net:
Discount notes	9,990.4	10,208.9	11,462.5	15,538.1	14,381.9
Bonds	42,477.1	49,103.9	49,022.3	54,090.5	61,831.2

Total consolidated obligations, net (3)	52,467.5	59,312.8	60,484.8	69,628.6	76,213.1
Deposits and other borrowings	1,418.4	1,284.3	1,023.8	2,097.2	1,899.0
Mandatorily redeemable capital stock	8.3	8.3	8.2	8.2	8.0
AHP payable	22.1	24.5	28.0	32.7	36.1
REFCORP payable	-	-	-	-	-
Capital stock – putable	4,035.1	4,018.0	4,013.1	4,007.1	3,999.2
Retained earnings	398.9	389.0	394.5	434.9	402.8
AOCI	(596.0)	(693.9)	(845.2)	(938.1)	(560.2)
Total capital	3,838.0	3,713.1	3,562.4	3,503.9	3,841.8

Notes:

(1)	Includes trading, available-for-sale and held-to-maturity investment securities, Federal funds sold, and interest-bearing deposits. None of these securities were purchased under agreements to resell.

(2)	Includes allowance for loan losses of $2.9 million, $2.7 million, $7.5 million, $6.3 million and $5.5 million at March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively.

(3)	Aggregate FHLBank System-wide consolidated obligations (at par) were $870.9 billion, $930.6 billion, $1.0 trillion, $1.1 trillion and $1.1 trillion at March 31, 2010, December 31, 2009, September 30, 2009, June 30, 2009 and March 31, 2009, respectively.

Because of the nature of (1) the contingency reserve resulting from the Lehman-related transactions and (2) the OTTI charges recorded during the three months ended March 31, 2010 and 2009, the Bank believes that the presentation of adjusted non-GAAP financial measures below provides a greater understanding of ongoing operations and enhances comparability of results with prior periods.

Statement of Operations
Reconciliation of GAAP Earnings to Adjusted Earnings to Exclude Impact of
Lehman-Related Transactions, Net OTTI Charges and Related Assessments

	For The Three Months Ended March 31, 2010
	GAAP	Lehman	OTTI	Adjusted
(in millions)	Earnings	Impact	Charges	Earnings
Net interest income before provision (benefit) for credit losses	$59.0	$-	$-	$59.0
Benefit for credit losses	(0.1)	-	-	(0.1)
Other income (loss):
Net OTTI losses	(27.6)	-	27.6	-
Net losses on derivatives and hedging activities	(4.6)	-	-	(4.6)
All other income	2.7	-	-	2.7

Total other income (loss)	(29.5)		27.6	(1.9)
Other expense	16.2	-	-	16.2

Income before assessments	13.4	-	27.6	41.0
Assessments	3.5	-	7.4	10.9

Net income	$9.9	$-	$20.2	$30.1

Earnings per share	$0.25	$-	$0.50	$0.75

Return on average equity	1.07%	-	2.18%	3.25%
Return on average assets	0.06%	-	0.13%	0.19%

	For The Three Months Ended March 31, 2009
	GAAP	Lehman	OTTI	Adjusted
(in millions)	Earnings	Impact	Charges	Earnings
Net interest income before provision for credit losses	$56.4	$-	$-	$56.4
Provision for credit losses	0.4	-	-	0.4
Other income (loss):
Net OTTI losses	(30.5)	-	30.5	-
Net losses on derivatives and hedging activities	(1.2)	-	-	(1.2)
Contingency reserve	(35.3)	35.3	-	-
All other income	2.6	-	-	2.6

Total other income (loss)	(64.4)	35.3	30.5	1.4
Other expense	15.2	-	-	15.2

Income (loss) before assessments	(23.6)	35.3	30.5	42.2
Assessments (1)	-	6.0	5.2	11.2

Net income (loss)	$(23.6)	$29.3	$25.3	$31.0

Earnings (loss) per share	$(0.59)	$0.73	$0.64	$0.78

Return on average equity	(2.30)%	2.86%	2.46%	3.02%
Return on average assets	(0.11)%	0.14%	0.11%	0.14%
Notes:

(1)	Assessments on the Lehman impact and OTTI charges were prorated based on the required adjusted earnings assessment expense to take into account the impact of the first quarter 2009 GAAP net loss.

For further information regarding the Lehman-related transactions, see the “Current Financial and Mortgage Market Events and Trends” discussion in Earnings Performance in Item 7. Management’s Discussion and Analysis in the Bank’s 2009 Annual Report filed on Form 10-K. For additional information on OTTI, see Critical Accounting Policies and Risk Management, both in Item 7. Management’s Discussion and Analysis, and Note 8 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, all in the Bank’s 2009 Annual Report filed on Form 10-K.

Forward-Looking Information

Statements contained in the quarterly report on this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of the quarterly report filed on this Form 10-Q, as well as Risk Factors in Item 1A of the Bank’s 2009 Annual Report filed on Form 10-K.

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in the quarterly report filed on this Form 10-Q as well as the audited financial statements and analysis for the year ended December 31, 2009, included in the Bank’s 2009 Annual Report filed on Form 10-K.

Summary of Financial Results

Net Income and Return on Equity. For the first quarter of 2010, the Bank’s net income totaled $9.9 million, an increase of $33.5 million from the first quarter 2009 loss of $23.6 million. This increase was primarily due to a $35.3 million reserve recorded in the first quarter of 2009 related to the collectibility of the LBSF receivable, as well as higher net interest income and slightly lower net OTTI losses. First quarter 2010 results also reflect slightly higher operating expenses from the prior year. Net OTTI losses for the three months ended March 31, 2010 and 2009 were $27.6 million and $30.5 million, respectively. Details of the Statement of Operations are presented more fully below. The Bank’s return on average equity was 1.07% in the first quarter of 2010, compared to (2.30)% in the same year-ago period.

Adjusted Earnings. As presented above, adjusted earnings for first quarter 2010 and 2009 exclude the impact of the LBSF contingency reserve, net OTTI losses and related assessments. For the first quarter of 2010, the Bank’s adjusted earnings totaled $30.1 million, a decrease of $0.9 million over the first quarter 2009 adjusted earnings. An increase in net interest income as well as a benefit for credit losses in the current year quarter were offset by losses on derivatives and hedging activities and higher other expense. The Bank’s adjusted return on average equity was 3.25% in first quarter 2010, compared to 3.02% in first quarter 2009. The decrease in average capital, due to higher noncredit OTTI losses in AOCI, more than offset the decrease in adjusted earnings in the quarter-over-quarter comparison, resulting in an increase in the overall return.

Dividend. On December 23, 2008, the Bank announced its voluntary decision to temporarily suspend payment of dividends until further notice. Therefore, there were no dividends declared or paid in the first quarters of 2010 and 2009. Retained earnings were $398.9 million as of March 31, 2010, compared to $389.0 million at December 31, 2009. See additional discussion regarding dividends and retained earnings levels in the Financial Condition section of this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Net Interest Income

The following table summarizes the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three months ended March 31, 2010 and 2009.

Average Balances and Interest Yields/Rates Paid

	Three Months Ended March 31,
	2010			2009
			Avg.			Avg.
		Interest	Yield/		Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance(1)	Expense	(%)	Balance(1)	Expense	(%)
Assets
Federal funds sold (2)	$4,722.1	$1.3	0.11	$13.9	$-	0.12
Interest-bearing deposits	514.8	0.2	0.13	9,637.9	5.8	0.24
Investment securities (3)	13,661.8	106.5	3.16	15,050.2	153.4	4.13
Advances(4)	40,143.2	74.3	0.75	56,450.5	241.7	1.74
Mortgage loans held for portfolio(5)	5,070.4	63.7	5.10	6,084.9	76.9	5.12

Total interest-earning assets	64,112.3	246.0	1.55	87,237.4	477.8	2.22
Allowance for credit losses	(12.0)			(14.0)
Other assets(5)(6)	(131.4)			558.8

Total assets	$63,968.9			$87,782.2

Liabilities and capital
Deposits	$1,363.5	$0.2	0.06	$1,745.0	$0.4	0.10
Consolidated obligation discount notes	9,921.5	2.6	0.11	17,867.4	24.8	0.56
Consolidated obligation bonds(7)	47,326.6	184.2	1.58	61,659.5	396.2	2.61
Other borrowings	11.0	-	0.55	6.2	-	1.15

Total interest-bearing liabilities	58,622.6	187.0	1.29	81,278.1	421.4	2.10
Other liabilities	1,583.5			2,342.0
Total capital	3,762.8			4,162.1

Total liabilities and capital	$63,968.9			$87,782.2

Net interest spread			0.26			0.12
Impact of noninterest-bearing funds			0.11			0.14

Net interest income/net interest margin		$59.0	0.37		$56.4	0.26

Notes:

(1)	Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which are reflected in the Statement of Condition as derivative assets/liabilities.
(2)	The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(3)	Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of held-to-maturity and available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.
(4)	Average balances reflect noninterest-earning hedge accounting adjustments of $1.5 billion and $2.2 billion in 2010 and 2009, respectively.
(5)	Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.
(6)	The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)	Average balances reflect noninterest-bearing hedge accounting adjustments of $310 million and $508 million in 2010 and 2009, respectively

Net interest income increased $2.6 million, or 4.6%, to $59.0 million for first quarter 2010, compared with the same year-ago period. The improvement in net interest income was driven by favorable funding costs. Rates paid on interest-bearing liabilities fell 81 basis points while yields on interest-earning assets fell 67 basis points in the year-over-year comparison. Total average interest-earning assets for first quarter 2010 were $64.1 billion, a decrease of $23.1 billion, or 26.5%, from the same year-ago period. The majority of the decline in interest-earning assets was attributed to lower demand for advances, which declined $16.3 billion, or 28.9%, as members de-levered, increased deposits and utilized government programs aimed at improving liquidity. In addition, in response to the Bank’s temporary suspension of dividends and repurchase of excess capital stock, many of the Bank’s members may have reacted by limiting the use of the Bank’s advance products. The current economic conditions also decreased the Bank’s members’ need for funding from the Bank. For first quarter 2010, interest-bearing deposits decreased $9.1 billion from first quarter 2009, primarily due to a shift to investments in Federal funds sold. The first quarter 2009 interest bearing deposit balance was higher than normal because the Bank had shifted balances from Federal funds sold into higher-yielding interest-bearing Federal Reserve Bank (FRB) accounts. However, beginning in July 2009, the FRBs stopped paying interest on the excess balances it holds on the Bank’s behalf; consequently, the Bank shifted its investments back to Federal funds sold. During the second half of 2009 the Bank reduced its concentration in Federal funds sold due to the unattractive yields. This portfolio subsequently declined to $4.7 billion for the three months ended March 31, 2010. The Bank also experienced a reduction in its level of MBS and mortgage loans due primarily to paydowns. Additional details and analysis regarding the shift in the mix of these categories is included in the “Rate/Volume Analysis” discussion below.

The net interest margin improved 11 basis points to 37 basis points, compared to 26 basis points a year ago. Favorable funding costs, partially offset by lower yields on the investment of interest-free funds (capital), contributed to the improvement. The impact of favorable funding was evident within both the advance and investment securities portfolios, as the improvement in cost of funds, combined with the use of some short-term debt greatly improved spreads. Partially offsetting this improvement was a lower yield on interest-free funds (capital) typically invested in short-term assets.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between first quarter 2010 and first quarter 2009.

	2010 Compared to 2009
	Increase (Decrease) in Interest
	Income/Expense Due to Changes in:
(in millions)	Volume	Rate	Total
Federal funds sold	$1.3	$-	$1.3
Interest-bearing deposits	(3.8)	(1.8)	(5.6)
Investment securities	(13.2)	(33.7)	(46.9)
Advances	(56.4)	(111.0)	(167.4)
Mortgage loans held for portfolio	(12.8)	(0.4)	(13.2)

Total interest-earning assets	$(84.9)	$(146.9)	$(231.8)

Interest-bearing deposits	$(0.1)	$(0.1)	$(0.2)
Consolidated obligation discount notes	(7.9)	(14.3)	(22.2)
Consolidated obligation bonds	(78.6)	(133.4)	(212.0)

Total interest-bearing liabilities	$(86.6)	$(147.8)	$(234.4)

Total increase (decrease) in net interest income	$1.7	$0.9	$2.6

Net interest income increased $2.6 million from first quarter 2009 to first quarter 2010. Total interest income decreased $231.8 million year-over-year. This decline included a decrease of $146.9 million due to rate and $84.9 million due to volume, driven primarily by the advances portfolio and, to a lesser extent, the investment securities portfolio, as discussed below. Total interest expense decreased $234.4 million in the same comparison, including a rate impact of $147.8 million and a volume impact of $86.6 million, both due to the consolidated obligation bonds and discount notes portfolios, discussed in more detail below.

For first quarter 2010, average Federal funds sold increased $4.7 billion from $13.9 million in first quarter 2009. In the first quarter 2009, the Bank utilized an interest-bearing deposit account with the FRBs due to favorable rates paid on these balances. These balances were reinvested in Federal funds sold once the FRBs stopped paying interest on these deposits. Related interest income increased $1.3 million, nearly entirely due to the higher balances. For first quarter 2010, average interest-bearing deposits decreased $9.1 billion, partially due to the shift to Federal funds sold noted above. Related interest income decreased $5.6 million due to the lower balances and the relatively low yields on short-term investments.

The decrease in yields on both Federal funds sold and interest-bearing deposits quarter-over-quarter reflects the significant downward change in overall short-term rates. These decreases are evidenced in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion earlier in this Item 2. Management’s Discussion and Analysis.

The average investment securities portfolio balance for first quarter 2010 decreased $1.4 billion, or 9.2%, from first quarter 2009. Correspondingly, the interest income on this portfolio decreased $46.9 million, driven primarily by a 97 basis point decline in the yield, and secondarily by the volume decrease.

The investment securities portfolio includes trading, available-for-sale and held-to-maturity securities. The decrease in investments from first quarter 2009 to first quarter 2010 was due to declining certificates of deposit balances and run-off of the MBS portfolio as well as credit-related OTTI recorded on certain private label MBS. The Bank has been cautious toward investments linked to the U.S. housing market, including MBS, and has not purchased any MBS in the first three months of 2010, and only purchased U.S. agency and GSE MBS in 2009.

The average advances portfolio decreased $16.3 billion, or 28.9%, from first quarter 2009 to first quarter 2010. This decline in volume, coupled with a 99 basis point decrease in the yield, resulted in a $167.4 million decline in interest income year-over-year. Advance demand began to decline in the fourth quarter of 2008 and continued through 2009 and into the first quarter of 2010, as members grew core deposits and gained access to additional liquidity from the Federal Reserve and other government programs that became available in the second half of 2008. The interest income on this portfolio was significantly impacted by the decline in short-term rates, as presented in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion earlier in this Item 2. Management’s Discussion and Analysis. Average 3-month LIBOR declined 98 basis points in the quarter-over-quarter comparison. Specific mix changes within the portfolio are discussed more fully below under “Average Advances Portfolio Detail.”

The mortgage loans held for portfolio balance declined $1.0 billion, or 16.7%, from first quarter 2009 to first quarter 2010. The related interest income on this portfolio declined $13.2 million in the same period. The quarter-over-quarter decrease was due to the continued runoff of the existing portfolio, which more than offset the new portfolio activity. The decrease in interest income was due primarily to lower average portfolio balances as the yields on the portfolio only declined 2 basis points.

Interest-bearing deposits decreased $381.5 million, or 21.9%, from first quarter 2009 to first quarter 2010. Interest expense on interest-bearing deposits decreased $0.2 million quarter-over-quarter, driven by a 4 basis point decline in rates paid. Average interest-bearing deposit balances fluctuate periodically and are driven by member activity.

The consolidated obligations portfolio balance decreased $22.3 billion from first quarter 2009 to first quarter 2010. Discount notes accounted for $8.0 billion of the decline, while average bonds fell by $14.3 billion quarter over quarter. The decline in discount notes was consistent with the decline in short-term advance demand from members as noted above. Interest expense on discount notes decreased $22.2 million from the prior year quarter. The decrease was partially attributable to the volume decline and partially due to the 45 basis point declines in rates paid quarter-over-quarter. The decline in rates paid was consistent with the general decline in short-term rates as previously mentioned. Interest expense on bonds decreased $212.0 million from first quarter 2009 to first quarter 2010. This was due in part to the 103 basis points decrease in rates paid on bonds, as well as the volume decline.

A portion of the bond portfolio is swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. Market conditions continued to impact spreads on the Bank’s consolidated obligations. Bond spreads were volatile in the beginning of 2009 and the Bank experienced some obstacles in attempting to issue longer-term debt as investors had been reluctant to buy longer-term GSE obligations. However, investor demand for shorter-term GSE debt grew stronger during 2009 and the Bank continued to be able to issue discount notes and term bonds at attractive rates as needed into 2010. See details regarding the impact of swaps on the quarterly rates paid in the “Net Interest Income Derivatives Effects” discussion below.

For additional information, see the “Liquidity and Funding Risk” discussion in Risk Management in this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Average Advances Portfolio Detail

	Average Balances
	Three Months Ended March 31,
(in millions)
Product	2010	2009
Repo	$19,112.2	$28,556.4
Term Loans	12,847.2	14,541.8
Convertible Select	6,596.3	7,385.8
Hedge Select	50.0	150.0
Returnable	25.8	3,551.7

Total par value	$38,631.5	$54,185.7

The par value of the Bank’s average advance portfolio decreased 28.7% from first quarter 2009 to first quarter 2010. The most significant percentage decrease in the comparison was in the Returnable product, which declined $3.5 billion, or 99.3%. The most significant dollar decrease was in the Repo product, which declined $9.4 billion, or 33.1% year-over-year.

The decrease in average balances for the Repo product reflected the impact of members’ access to additional liquidity from government programs as well as members’ reactions to the Bank’s pricing of short-term advance products. Members have also taken other actions during the credit crisis, such as raising core deposits and reducing the size of their balance sheets. In addition, many of the Bank’s members may have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s advance products. The current economic recession has reduced the Bank’s members’ need for funding from the Bank as well. The majority of the decline was driven by decreases in average advances of the Bank’s larger borrowers, with five banks reducing their total average advances outstanding by $10.0 billion. The decline in Returnable product balances was due to one of the Bank’s largest borrowers exercising their option to return their advances. To a much lesser extent, the decrease in interest rates also contributed to the decline in the Returnable product balances.

As of March 31, 2010, 48.4% of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 47.7% at December 31, 2009. Details of the portfolio components are included in Note 7 to the unaudited financial statements in the quarterly report filed on this Form 10-Q.

The ability to grow the advance portfolio may be affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership itself; (3) the Bank’s liquidity position and how management chooses to fund the Bank; (4) current, as well as future, credit market conditions; (5) member reaction to the Bank’s voluntary decision to temporarily suspend dividend payments and excess capital stock repurchases until further notice; (6) actions of the U.S. government; (7) housing market trends; and (8) the shape of the yield curve.

Beginning in 2008 and continuing through 2009, the Federal Reserve took a series of unprecedented actions that made it more attractive for eligible financial institutions to borrow directly from the FRBs, creating increased competition for the Bank. See the “Legislative and Regulatory Actions” discussion in Item 7. Management’s Discussion and Analysis in the Bank’s 2009 Annual Report filed on Form 10-K for additional information regarding these government actions.

The Bank accepts various forms of collateral including, but not limited to, AAA-rated investment securities and residential mortgage loans. In light of recent market conditions, the Bank recognizes that there is the potential for an increase in the credit risk of the advance portfolio. However, the Bank continues to monitor its collateral position and the related policies and procedures, to help ensure adequate collateral coverage. The Bank believes it was fully secured as of March 31, 2010. For more information on collateral, see the “Loan Products” discussion in “Overview” and the Credit and Counterparty Risk discussion in “Risk Management” in this Item 2. Management’s Discussion and Analysis, both in the quarterly report filed on this Form 10-Q.

Net Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the three months ended March 31, 2010 and 2009. Derivative and hedging activities are discussed below in the “Other Income (Loss)” section.

			Avg.		Avg.
Three Months Ended		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
March 31, 2010	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets
Advances	$40,143.2	$74.3	0.75	$323.0	3.26	$(248.7)	(2.51)
Mortgage loans held for portfolio	5,070.4	63.7	5.10	64.4	5.15	(0.7)	(0.05)
All other interest-earning assets	18,898.7	108.0	2.32	108.0	2.32	-	-

Total interest-earning assets	$64,112.3	$246.0	1.55	$495.4	3.12	$(249.4)	(1.57)

Liabilities and capital
Consolidated obligation bonds	$47,326.6	$184.2	1.58	$305.7	2.62	$(121.5)	(1.04)
All other interest-bearing liabilities	11,296.0	2.8	0.10	2.8	0.10	-	-

Total interest-bearing liabilities	$58,622.6	$187.0	1.29	$308.5	2.13	$(121.5)	(0.84)

Net interest income/net interest spread		$59.0	0.26	$186.9	0.99	$(127.9)	(0.73)

			Avg.		Avg.
Three Months Ended		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
March 31, 2009	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets
Advances	$56,450.5	$241.7	1.74	$499.1	3.59	$(257.4)	(1.85)
Mortgage loans held for portfolio	6,084.9	76.9	5.12	77.7	5.18	(0.8)	(0.06)
All other interest-earning assets	24,702.0	159.2	2.61	159.2	2.61	-	-

Total interest-earning assets	$87,237.4	$477.8	2.22	$736.0	3.42	$(258.2)	(1.20)

Liabilities and capital
Consolidated obligation bonds	$61,659.5	$396.2	2.61	$500.7	3.29	$(104.5)	(0.68)
All other interest-bearing liabilities	19,618.6	25.2	0.52	25.2	0.52	-	-

Total interest-bearing liabilities	$81,278.1	$421.4	2.10	$525.9	2.62	$(104.5)	(0.52)

Net interest income/net interest spread		$56.4	0.12	$210.1	0.80	$(153.7)	(0.68)

Note:

(1)	Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

The Bank uses derivatives to hedge the fair market value changes attributable to the change in the LIBOR benchmark interest rate. The Bank generally uses interest rate swaps to hedge a portion of advances and consolidated obligations which convert the interest rates on those instruments from a fixed rate to a LIBOR-based variable rate. The purpose of this strategy is to protect the interest rate spread. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

For first quarter 2010, the impact of derivatives decreased net interest income by $127.9 million and reduced the net interest spread 73 basis points. Average 3-month LIBOR for first quarter 2010 fell 98 basis points year-over-year and the impact of declining rates on existing derivative contracts continued to negatively impact net interest income. For first quarter 2009, the impact of derivatives decreased net interest income by $153.7 million and reduced net interest spread 68 basis points.

The mortgage loans held for portfolio derivative impact for the periods presented was affected by the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF program.

Other Income (Loss)

	Three Months Ended March 31,
(in millions)	2010	2009	% Change
Services fees	$0.6	$0.6	-
Net gains (losses) on trading securities	(0.3)	-	n/m
Net gains (losses) on derivatives and hedging activities	(4.6)	(1.2)	283.3
Net OTTI losses	(27.6)	(30.5)	9.5
Contingency reserve	-	(35.3)	n/m
Other income, net	2.4	2.0	20.0

Total other income (loss)	$(29.5)	$(64.4)	54.2

n/m = not meaningful

The Bank recorded total other losses of $29.5 million for first quarter 2010 compared to total other losses of $64.4 million for first quarter 2009. Losses on derivative and hedging activities were $4.6 million for first quarter 2010 compared to losses of $1.2 million for first quarter 2009. Net OTTI losses reflect the credit loss portion of OTTI charges taken on the private label MBS portfolio. The $35.3 million contingency reserve represents the establishment of a contingency reserve for the Bank’s LBSF receivable in first quarter 2009. There has been no change in the reserve in 2010.

See additional discussion on OTTI charges in the “Credit and Counterparty Risk – Investments” discussion in Risk Management, both in this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q. The activity related to net gains on derivatives and hedging activities is discussed in more detail below.

Derivatives and Hedging Activities. The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness.

	For the Three Months Ended
	March 31, 2010	March 31, 2009
(in millions)	Gain (Loss)	Gain (Loss)
Derivatives and hedged items in hedge accounting relationships
Advances	$(1.7)	$(19.2)
Consolidated obligations	0.9	17.4

Total net loss related to fair value hedge ineffectiveness	(0.8)	(1.8)

Derivatives not designated as hedging instruments under hedge accounting
Economic hedges	(4.5)	(1.4)
Mortgage delivery commitments	0.4	1.9
Other	0.3	0.1

Total net gain (loss) related to derivatives not designated as hedging instruments under hedge accounting	(3.8)	0.6

Net losses on derivatives and hedging activities	$(4.6)	$(1.2)

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for certain of its advances and consolidated obligation bonds using interest rate swaps. The interest rate swaps convert fixed-rate instruments to a variable-rate (i.e., LIBOR) or provide offset to options embedded within variable-rate instruments. For the first quarter of 2010, total ineffectiveness related to these fair value hedges resulted in a loss of $0.8 million compared to a loss of $1.8 million in the first quarter of 2009. During the same period, the overall notional amount decreased from $57.6 billion at March 31, 2009 to $42.8 billion at March 31, 2010. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a loss of $4.5 million in first quarter 2010 compared to a loss of $1.4 million in first quarter 2009. The majority of the first quarter 2010 loss was comprised of losses on the Bank’s interest rate caps. The overall notional amount of economic hedges increased from $0.8 billion at March 31, 2009 to $1.5 billion at March 31, 2010. The notional amount of the Bank’s interest rate caps was $1.4 billion at March 31, 2010. The Bank did not have any interest rate caps at March 31, 2009.

Mortgage Delivery Commitments.  Certain mortgage purchase commitments are considered derivatives. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly. Total gains relating to mortgage delivery commitments for the first quarter of 2010 were $0.4 million compared to total gains of $1.9 million for the first quarter of 2009. Total notional of the Bank’s mortgage delivery commitments decreased from $31.7 million at March 31, 2009 to $16.7 million at March 31, 2010.

Other Expense

	Three Months Ended
	March 31,
(in millions)	2010	2009	% Change
Operating - salaries and benefits	$8.9	$8.2	8.5
Operating - occupancy	0.7	0.6	16.7
Operating - other	4.9	4.9	-
Finance Agency	1.0	0.8	25.0
Office of Finance	0.7	0.7	-

Total other expenses	$16.2	$15.2	6.6

For first quarter 2010, other expense totaled $16.2 million compared to $15.2 million for the same prior year period, an increase of $1.0 million, or 6.6%, driven by higher salaries and benefits expense. The combined operating expenses of the Finance Agency and the OF increased 13.3% quarter-over-quarter, driven by an increase in Finance Agency expenses. The Bank expects this trend to continue through 2010. The increase in salaries and benefits expense was primarily driven by severance costs in first quarter 2010.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Agency and the OF. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	Three Months Ended March 31,
(in millions)	2010	2009	% Change
Affordable Housing Program (AHP)	$1.1	$-	n/m
REFCORP	2.4	-	n/m

Total assessments	$3.5	$-	n/m

n/m = not meaningful

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through the first quarter of 2010 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final payment during the second quarter of 2012. This date assumes that the FHLBanks pay exactly $300 million annually until 2012. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates. In addition, the FHLBanks must set aside for the AHP annually on a combined basis, the greater of an aggregate of $100 million or 10 percent of current year’s net earnings (income before interest expense related to mandatorily redeemable capital stock but after the assessment for REFCORP). The AHP, mandated by statute, is the largest and primary public policy program among the FHLBanks. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income.

Application of the REFCORP percentage rate as applied to earnings during first quarter 2010 resulted in expenses for the Bank of $2.4 million. Due to the pre-assessment loss incurred in the first quarter 2009, the Bank did not incur REFCORP or AHP expense for the period.

The Bank currently has a prepaid REFCORP assessment balance of $37.2 million as of March 31, 2010. This prepaid REFCORP assessment balance was the result of the Bank overpaying its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank is using its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. This overpayment is recorded as a prepaid asset by the Bank and reported as “prepaid REFCORP assessment” on the Statement of Condition. Over time, as the Bank uses this credit against its future REFCORP assessments, the prepaid asset will be reduced until it has been exhausted. If any amount of the prepaid asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining prepaid asset.

Financial Condition

The following is Management’s Discussion and Analysis of the Bank’s financial condition at March 31, 2010 compared to December 31, 2009. This should be read in conjunction with the Bank’s unaudited interim financial statements and notes in this report and the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

Asset Composition.  As a result of declining loan demand by members, the Bank’s total assets decreased $6.6 billion, or 10.1%, to $58.7 billion at March 31, 2010, down from $65.3 billion at December 31, 2009. Advances decreased $4.4 billion while total investment securities decline $2.0 billion. These decreases were partially offset by a $1.1 billion increase in Federal funds sold.

Total housing finance-related assets, which include MPF Program loans, advances, MBS and other mission-related investments, decreased $5.0 billion, or 8.9%, to $50.9 billion at March 31, 2010, down from $55.9 billion at December 31, 2009. Total housing finance-related assets accounted for 86.8% of assets as of March 31, 2010 and 85.7% of assets as of December 31, 2009.

Advances.  At March 31, 2010, total advances reflected balances of $36.8 billion to 218 borrowing members, compared to $41.2 billion at year-end 2009 to 222 borrowing members, representing a 10.6% decrease in the portfolio balance. A significant concentration of the loans continued to be generated from the Bank’s five largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base. Total loans outstanding to the Bank’s five largest members were $21.9 billion and $25.4 billion at March 31, 2010 and December 31, 2009, respectively. The decrease in advance balances reflected the impact of members’ access to additional liquidity from government programs and members’ reactions to the Bank’s pricing of short-term advance products. Members have also taken other actions during the credit crisis, such as raising core deposits and reducing the size of their balance sheets. In addition, many of the Bank’s members may have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s advance products.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the three months ended March 31, 2010 and the year ended December 31, 2009.

Member Asset Size	2010	2009
Less than $100 million	35	40
Between $100 million and $500 million	120	135
Between $500 million and $1 billion	40	39
Between $1 billion and $5 billion	30	30
Greater than $5 billion	15	16

Total borrowing members during the year	240	260

Total membership	318	316
Percent of members borrowing during the period	75.5%	82.3%
Total borrowing members with outstanding loan balances at period-end	218	222
Percent of member borrowing at period-end	68.6%	70.3%

As of March 31, 2010, the par value of the RepoPlus products decreased $4.0 billion, or 20.0%, to $16.1 billion, compared to $20.1 billion at December 31, 2009. These products represented 45.4% and 50.6% of the par value of the Bank’s total advances portfolio at March 31, 2010 and December 31, 2009, respectively. The Bank’s shorter-term advances decreased as a result of members having less need for liquidity from the Bank as they have taken other actions during the credit crisis, such as raising core deposits, reducing their balance sheets, and identifying alternative sources of funds. The short-term portion of the advances portfolio is volatile; as market conditions change rapidly, the short-term nature of these lending products could materially impact the Bank’s outstanding loan balance. See Item 1. Business in the Bank’s 2009 Annual Report filed on Form 10-K for details regarding the Bank’s various loan products.

The Bank’s longer-term advances, referred to as Term Advances, remained flat at $12.8 billion at both March 31, 2010, and December 31, 2009. These balances represented 36.3% and 32.2% of the Bank’s advance portfolio at March 31, 2010 and December 31, 2009, respectively. A number of the Bank’s members have a high percentage of long-term mortgage assets on their balance sheets and these members generally fund these assets through these longer-term borrowings with the Bank to mitigate interest rate risk. Certain members also prefer Term Advances given the current interest rate environment. Meeting the needs of such members has been, and will continue to be, an important part of the Bank’s advances business.

As of March 31, 2010, the Bank’s longer-term option embedded advances decreased $338.7 million to $6.5 billion, down from $6.8 billion as of December 31, 2009. These products represented 18.3% and 17.2% of the Bank’s advances portfolio on March 31, 2010 and December 31, 2009, respectively.

Mortgage Loans Held for Portfolio.  Net mortgage loans held for portfolio decreased 3.3% to $5.0 billion as of March 31, 2010 compared to $5.2 billion at December 31, 2009. This decrease was primarily due to the continued runoff of the existing portfolio, which more than offset the new portfolio purchase activity.

Loan Portfolio Analysis.  The Bank’s outstanding loans, nonaccrual loans and loans 90 days or more past due and accruing interest are presented in the following table.

	March 31,	December 31,
(in millions)	2010	2009
Advances(1)	$36,823.8	$41,177.3
Mortgage loans held for portfolio, net(2)	4,991.2	5,162.8
Nonaccrual mortgage loans, net(3)	77.6	71.2
Mortgage loans past due 90 days or more and still accruing interest(4)	14.3	16.5
Banking on Business (BOB) loans, net(5)	11.5	11.8

Notes:

(1)	There are no advances which are past due or on nonaccrual status.
(2)	All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.
(3)	All nonaccrual mortgage loans are reported net of interest applied to principal.
(4)	Government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.
(5)	Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

The Bank has experienced an increase in its nonaccrual mortgage loans held for portfolio. Nonaccrual mortgage loans increased approximately $6.4 million, or 9.0%, from December 31, 2009 to March 31, 2010. This increase was driven by the general economic conditions. The decrease in mortgage loans past due 90 days or more and still accruing from December 31, 2009 to March 31, 2010 occurred as a result of the Bank permitting PFI’s to repurchase loans that met certain pre-established criteria (i.e., government-guaranteed loans) at the time of the sale of the loans to the Bank. The Bank increased its allowance for loan losses, from $2.7 million at December 31, 2009 to $2.9 million at March 31, 2010, an increase of 7.1%.

Interest-Bearing Deposits and Federal Funds Sold.  At March 31, 2010, these short-term investments totaled $4.1 billion, a net increase of $1.1 billion, or 36.7%, from December 31, 2009. These combined balances have continued to grow over the last two years, reflecting the Bank’s strategy to maintain its short-term liquidity position in part to be able to meet members’ loan demand and regulatory liquidity requirements.

Investment Securities.  The $2.0 billion, or 14.3%, decrease in investment securities from December 31, 2009 to March 31, 2010, was primarily due to a decrease in the certificates of deposit in the held-to-maturity portfolio as well as MBS paydowns. The decrease in certificates of deposit was driven by narrowing spreads. The Bank has not invested in any private label MBS since late 2007. Available-for-sale MBS paydowns were offset by an increase in the fair value of the investments during first quarter 2010. In addition, during 2009 the Bank did offset some of the MBS portfolio run-off with the purchase of U.S. agency MBS.

The following tables summarize key investment securities portfolio statistics.

	March 31,	December 31,
(in millions)	2010	2009
Trading securities:
Mutual funds offsetting deferred compensation	$6.6	$6.7
U.S. Treasury bills	1,029.7	1,029.5
TLGP investments	250.0	250.0

Total trading securities	$1,286.3	$1,286.2

Available-for-sale securities:
Mutual funds offsetting supplemental retirement plan	$2.0	$2.0
MBS	2,367.0	2,395.3

Total available-for-sale securities	$2,369.0	$2,397.3

Held-to-maturity securities:
Certificates of deposit	$1,650.0	3,100.0
State or local agency obligations	608.7	608.4
U.S. government-sponsored enterprises	71.4	176.7
MBS	6,149.4	6,597.3

Total held-to-maturity securities	8,479.5	10,482.4

Total investment securities	$12,134.8	$14,165.9

The following table presents the maturity and yield characteristics for the investment securities portfolio as of March 31, 2010.

(dollars in millions)	Book Value	Yield
Trading securities:
Mutual funds offsetting deferred compensation	$6.6	n/a
U.S. Treasury bills	1,029.7	0.34%
TLGP investments	250.0	0.22

Total trading securities	$1,286.3	0.32

Available-for-sale securities:
Mutual funds offsetting supplemental retirement plan	$2.0	n/a
MBS	2,367.0	5.38

Total available-for-sale securities	$2,369.0	5.38

Held-to-maturity securities:
Certificates of deposit	$1,650.0	0.26
State or local agency obligations:
Within one year	55.7	5.85
After one but within five years	78.0	5.75
After five years but within ten years	11.8	0.38
After ten years	463.2	2.73

Total state or local agency obligations	608.7	3.36

U.S. government-sponsored enterprises:
After five years but within ten years	71.4	4.05

Total U.S. government-sponsored enterprises	71.4	4.05

MBS	6,149.4	3.26

Total held-to-maturity securities	$8,479.5	2.69

n/a – not applicable

As of March 31, 2010, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total	Total
(in millions)	Book Value	Fair Value
Government National Mortgage Association	$1,670.4	$1,674.3
J.P. Morgan Mortgage Trust	1,248.8	1,217.4
U.S. Treasury	1,029.7	1,029.7
Federal Home Loan Mortgage Corp.	900.9	939.5
Wells Fargo Mortgage Backed Securities Trust	748.4	712.4
Structured Adjustable Rate Mortgage Loan Trust	442.0	424.6
Pennsylvania Housing Finance Agency	401.0	391.7

Total	$6,441.2	$6,389.6

During the third quarter of 2009, Taylor, Bean & Whitaker (TBW), a servicer on one of the Bank’s private label MBS filed for bankruptcy. There is now a replacement servicer on this security. The replacement servicer has provided monthly remittances related to 2010 activity. However, certain months in 2009 are continuing to be reconciled by the replacement servicer.

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk-Investments” discussion in the Risk Management section of this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Deposits.  At March 31, 2010, time deposits in denominations of $100 thousand or more totaled $5.0 million. The table below presents the maturities for time deposits in denominations of $100 thousand or more:

		Over 3	Over 6
		Months but	Months but
(in millions)	3 Months	Within	Within
By Remaining Maturity at March 31, 2010	or Less	6 Months	12 Months	Thereafter	Total
Time certificates of deposit ($100,000 or more)	$4.5	$-	$0.5	$-	$5.0

Commitment and Off-balance Sheet Items.  At March 31, 2010, the Bank was obligated to fund approximately $158.0 million in additional advances, $16.7 million of mortgage loans and $8.0 billion in outstanding standby letters of credit, and to issue $995.0 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Retained Earnings.  The Finance Agency has issued regulatory guidance to the FHLBanks relating to capital management and retained earnings. The guidance directs each FHLBank to assess, at least annually, the adequacy of its retained earnings with consideration given to future possible financial and economic scenarios. The guidance also outlines the considerations that each FHLBank should undertake in assessing the adequacy of its retained earnings. In accordance with the Finance Agency’s RBC regulations, when the Bank’s market value of equity to book value of equity falls below 85%, the Bank is required to provide for additional market RBC. In response to recent regulatory guidance, management has revised its Asset Classification Policy. This change may result in certain MBS being assigned a higher level of credit risk for reasons beyond a credit rating below investment grade. Management’s assessment as of March 31, 2010 indicated that this new guidance did not have a material impact with respect to required retained earnings levels. This assessment will be performed on an ongoing basis, so the impact on future periods could prove to be material.

On December 23, 2008, in an effort to build retained earnings, the Bank announced its voluntary decision to temporarily suspend dividend payments until further notice.

	Three Months Ended March 31,
(in millions)	2010	2009
Balance, beginning of the period	$389.0	$170.5
Cumulative effect of adoption of the amended OTTI guidance	-	255.9
Net income (loss)	9.9	(23.6)

Balance, end of the period	$398.9	$402.8

At March 31, 2010, retained earnings were $398.9 million, an increase of $9.9 million, or 2.5%, from December 31, 2009. This increase reflects the Bank’s first quarter 2010 net income. At March 31, 2009, retained earnings were $402.8 million, representing an increase of $232.3 million, or 136.2%, from December 31, 2008. The Bank adopted the amended OTTI guidance effective January 1, 2009. This adoption resulted in a $255.9 million increase in retained earnings due to the cumulative effect adjustment recorded as of January 1, 2009. This cumulative effect adjustment did not impact the Bank’s REFCORP or AHP assessment expenses or liabilities, as these assessments are based on GAAP net income. Excluding the cumulative effect adjustment, retained earnings fell $23.6 million from prior year-end driven by the Bank’s first quarter 2009 net loss. Additional information regarding the amended OTTI guidance is available in the Critical Accounting Policies and Note 3 to the audited financial statements, both in the Bank’s 2009 Annual Report filed on Form 10-K. Further details of the components of required RBC are presented in the “Capital Resources” discussion in Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q. See Note 19 to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K for further discussion of risk-based capital and the Bank’s policy on capital stock requirements.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources as of March 31, 2010, which should be read in conjunction with the unaudited interim financial conditions and notes included in the quarterly report filed on this Form 10-Q and the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulations require the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operational risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	March 31,	December 31,	December 31,
(in millions)	2010	2009	2008
Permanent capital:
Capital stock(1)	$4,043.4	$4,026.3	$3,986.4
Retained earnings	398.9	389.0	170.5

Total permanent capital	$4,442.3	$4,415.3	$4,156.9

RBC requirement:
Credit risk capital	$909.2	$943.7	$278.7
Market risk capital	1,042.7	1,230.8	2,739.1
Operations risk capital	585.5	652.4	905.3

Total RBC requirement	$2,537.4	$2,826.9	$3,923.1

Note:

(1) Capital stock includes mandatorily redeemable capital stock

The Bank held excess permanent capital over RBC requirements of $1.9 billion, $1.6 billion and $233.8 million at March 31, 2010, December 31, 2009 and December 31, 2008, respectively.

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

	March 31,	December 31,	December 31,
(dollars in millions)	2010	2009	2008
Capital Ratio
Minimum capital (4.0% of total assets)	$2,346.2	$2,611.6	$3,632.2
Actual capital (permanent capital plus loan loss reserves)	4,442.3	4,415.4	4,170.9
Total assets	58,656.0	65,290.9	90,805.9
Capital ratio (actual capital as a percent of total assets)	7.6%	6.8%	4.6%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$2,932.8	$3,264.5	$4,540.3
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	6,663.4	6,623.1	6,249.3
Leverage ratio (leverage capital as a percent of total assets)	11.4%	10.1%	6.9%

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

The Bank has initiated the process of amending its capital plan. The goal of this capital plan amendment is to provide members with a more stable membership capital stock calculation that would replace the Unused Borrowing Capacity calculation. Additionally, the proposed amendment would expand the AMA stock purchase requirement range and prospectively establish a capital stock purchase requirement for letters of credit. As required by Finance Agency regulation and the terms of the capital plan, any amendment must be approved by the Finance Agency prior to becoming effective.

On November 10, 2008, the Bank first changed its excess capital stock repurchase practice, stating that the Bank would no longer make excess capital stock repurchases at a member’s request and noting that the previous practice of repurchasing excess capital stock from all members on a periodic basis was revised. Subsequently, as announced on December 23, 2008, the Bank temporarily suspended excess capital stock repurchases on a voluntary basis until further notice. At March 31, 2010 and December 31, 2009, excess capital stock totaled $1.3 billion and $1.2 billion, respectively. The Bank’s prior practice was to promptly repurchase the excess capital stock of its members upon their request (except with respect to directors’ institutions during standard blackout periods). As long as it is not repurchasing excess capital stock, the Bank’s capital and leverage ratios may continue to increase outside of normal ranges as evidenced by the increases from December 31, 2008 through March 31, 2010. This may continue to result in lower earnings per share and return on capital.

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

The most significant accounting policies followed by the Bank are presented in Note 2 to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K. These policies, along with the disclosures presented in the other notes to the financial statements and in this Form 10-Q, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements.

The following critical accounting policies are discussed in more detail under this same heading in the Bank’s 2009 Annual Report filed on Form 10-K:

•	Other-Than-Temporary Impairment Assessments for Investment Securities*
•	Fair Value Calculations and Methodologies
•	Accounting for Derivatives
•	Advances and Related Allowance for Credit Losses
•	Guarantees and Consolidated Obligations
•	Accounting for Premiums and Discounts on Mortgage Loans and MBS
•	Allowance for Credit Losses on Banking on Business Loans
•	Allowance for Credit Losses on Mortgage Loans Held for Portfolio
•	Future REFCORP Payments

*The critical accounting policies in the Bank’s 2009 Annual Report filed on Form 10-K includes discussion regarding the impact of the amended OTTI guidance issued by the FASB during April 2009 and adopted by the Bank effective January 1, 2009. The Bank’s adoption of the amended OTTI guidance required a cumulative effect adjustment as of January 1, 2009 which increased the Bank’s retained earnings by $255.9 million, with an offsetting decrease in AOCI.

The Bank did not implement any material changes to its accounting policies or estimates, nor did the Bank implement any new accounting policies that had a material impact on the Bank’s Statement of Operations and Statement of Condition for the three months ended March 31, 2010.

Recently Issued Accounting Standards and Interpretations. See Note 2 to the unaudited financial statements in Item 1. Financial Statements and Supplementary Financial Data in the quarterly report filed on this Form 10-Q for a discussion of recent accounting pronouncements that are relevant to the Bank’s businesses.

Legislative and Regulatory Developments

Final Rule Regarding Restructuring the Office of Finance (OF). On August 4, 2009, the Finance Agency issued a proposed rule regarding the restructuring of the board of directors of the OF. On May 3, 2010 the Finance Agency issued a final regulation restructuring the board of directors of the OF. The regulation will become effective on June 2, 2010. Among other things, the final regulation: (1) increases the size of the board such that it will be comprised of the twelve FHLBank presidents and five independent directors; (2) creates an audit committee; (3) provides for the creation of other committees; (4) sets a method for electing independent directors along with setting qualifications for these directors; and (5) provides that the method of funding the OF and allocating its expenses among the FHLBanks shall be as determined by policies adopted by the board of directors. The newly-

created audit committee will be comprised solely of the five independent directors and will be charged with oversight of greater consistency in accounting policies and procedures among the FHLBanks related to the combined financial reports published by the OF.

Final Regulation on FHLBank Directors’ Eligibility, Elections, Compensation and Expenses. On April 5, 2010, the Finance Agency issued a final regulation on FHLBank director elections, compensation and expenses. Regarding elections, the final regulation changes the process by which FHLBank directors are chosen after a directorship is re-designated to a new state prior to the end of the term as a result of the annual designation of FHLBank directorships. Specifically, the re-designation causes the original directorship to terminate at the end of the next calendar year and creates a new directorship that will be filled by an election of the applicable members. Regarding compensation, the final regulation, among other things: (1) allows FHLBanks to pay directors reasonable compensation and reimburse necessary expenses; (2) requires FHLBanks to adopt a written compensation and reimbursement of expenses plan; (3) prescribes certain related reporting requirements; and (4) prohibits payments to FHLBank directors who regularly fail to attend board or committee meetings.

Final Regulation on the Reporting of Fraudulent Financial Instruments and Loans. On January 26, 2010 the Finance Agency issued a final regulation regarding reporting of fraudulent financial instruments and loans. The final regulation largely incorporates the terms of the proposed regulation issued June 17, 2009, requiring Fannie Mae, Freddie Mac, and the FHLBanks to report to the Finance Agency any such entity’s sale or purchase of fraudulent financial assets and loans. The final regulation imposes requirements on the timeframe, format, document retention, and nondisclosure obligations for the Bank reporting fraud or possible fraud to the Finance Agency. Under the final regulation, fraud and potential fraud are defined broadly, potentially creating significant reporting obligations. The final regulation states that the Finance Agency will issue additional guidance establishing the specific reporting requirements for the FHLBanks. It is expected that this guidance will be issued by the end of April 2010. The Bank will be in a position to assess the significance of the reporting obligations once the Finance Agency has promulgated the additional guidance and specific requirements.

Finance Agency Examiner Guidance—Framework for Adversely Classifying Investment Securities and Supplemental Framework for Identifying Special Mention and Adversely Classifying Private-Label Mortgage-Backed Securities. On January 7, 2010 the Finance Agency issued guidance adopting the federal banking regulators’ Uniform Agreement on Classification of Assets and Appraisal of Securities Held by Banks and Thrifts (Interagency Agreement). The Interagency Agreement establishes standards for adversely classifying investment securities. In addition, the Examiner Guidance bulletin states that the Finance Agency is supplementing the Interagency Agreement with additional factors for adversely classifying private label MBS. The level and severity of adversely classified private label MBS is to be considered by the FHLBanks when establishing retained earnings targets and considered as an element of performance-based compensation for executive management. This change may result in certain MBS being assigned a higher level of credit risk for reasons beyond a credit rating below investment grade. Management’s assessment as of March 31, 2010 indicated that this new guidance did not have a material impact with respect to required retained earnings levels. This assessment will be performed on an ongoing basis, so the impact on future periods could prove to be significant.

Finance Agency Advisory Bulletin on Application of Guidance on Nontraditional and Subprime Residential Mortgage Loans. On April 6, 2010, the Finance Agency issued an advisory bulletin to provide clarification to the FHLBanks on whether certain nontraditional and subprime loans pledged to the FHLBanks by their members or private label MBS backed by such loans may be considered eligible collateral or whether such assets are required to be treated as ineligible collateral for advances. This Advisory Bulletin may have significant implications on the Bank’s acceptance of private label MBS and nontraditional residential mortgages as advance collateral. The Bank is completing a preliminary impact analysis on its members.

Finance Agency Proposed Rule Regarding FHLBank Investments. On May 4, 2010, the Finance Agency issued a notice of proposed rule regarding FHLBank investments. Among other things the proposed rule would (1) move the existing Finance Board investment regulations from 12 C.F.R. Part 956 to 12 C.F.R. Part 1267 and (2) incorporate the regulation the current limitations on the level of an FHLBank’s MBS investments that are applicable as a matter of Finance Agency financial management policy and order (including without limitation the provision limiting the level of an FHLBank’s MBS investments to no more than 300% of an FHLBank’s capital).

The proposal also requests comment on whether additional limitations on an FHLBank’s MBS investments, including its private label MBS investments, should be adopted as part of a final regulation and whether with respect to private label MBS investments limitations should be based on an FHLBank’s level of retained earnings. Comments on the proposed rule are due on July 6, 2010.

Money Market Fund Reform. On March 4, 2010, the SEC published a final rule, amending the rules governing money market funds under the Investment Company Act. These amendments will result in tightened liquidity requirements, such as: maintaining certain financial instruments for short-term liquidity; reducing the maximum weighted-average maturity of portfolio holdings and improving the quality of portfolio holdings. The final rule includes overnight FHLBank consolidated discount notes in the definition of “daily liquid assets” and “weekly liquid assets” and will encompass FHLBank consolidated discount notes with remaining maturities of up to 60 days in the definition of “weekly liquid assets.” These provisions reflect changes to the SEC’s proposed rule that would have excluded certain FHLBank consolidated discount notes, other than overnight FHLBank consolidated discount notes, from the definition of both “daily liquid assets” and “weekly liquid assets.” The final rule’s requirements become effective on May 5, 2010 unless another compliance date is specified for a requirement (e.g., daily and weekly liquidity requirements become effective on May 28, 2010). The Bank expects this final rule will increase demand for discount notes with maturities of up to 60 days, which may benefit the Bank in terms of an increase in the market for discount notes.

Federal Reserve Board GSE Debt and MBS Purchase Initiatives. On November 25, 2008, the Federal Reserve announced an initiative for the FRBNY to purchase up to $100 billion of the debt of Freddie Mac, Fannie Mae, and the FHLBanks. On March 18, 2009, the Federal Reserve committed to purchase up to an additional $100 billion of such debt. On November 4, 2009, the Federal Reserve announced that it will cease purchasing such debt when the aggregated purchases reach $175 billion. The Federal Reserve completed these purchases in March 2010; however the Bank’s funding costs were not materially impacted.

Federal Reserve Board Term Deposit Program. On December 28, 2009, the Federal Reserve announced a proposal to offer a term deposit program for certain eligible Federal Reserve member institutions. On May 3, 2010 the Federal Reserve announced that it had approved a final regulation establishing the Federal Reserve term deposit program. The FHLBanks are not eligible to participate in this program. The program will enable eligible institutions to deposit funds with the Federal Reserve outside of the Federal Reserve program, earn interest on the funds, and pledge such deposits as collateral for loans from the Federal Reserve.

FDIC Regulation on Deposit Insurance Assessments. On April 13, 2010 the FDIC approved a proposed rule to revise the deposit insurance assessment system for large institutions which pose unique and concentrated risks to the deposit insurance fund. An ability to withstand funding-related stress score would be calculated with the ratio of secured liabilities to total domestic deposits receiving a 50% risk weight when calculating an institution’s loss severity score. The FDIC would continue to allow for adjustments as a result of secured liabilities and the proposal would extend the adjustment for brokered deposits to all large institutions. On February 27, 2009, the FDIC issued a final regulation on increases in deposit insurance premium assessments to restore the Deposit Insurance Fund. The final regulation is effective April 1, 2009. The assessments adopted by the FDIC are higher for institutions that use secured liabilities in excess of 25 percent of deposits. Secured liabilities are defined to include FHLBank advances. These rules may tend to decrease demand for advances from Bank members affected due to the increase in the effective all-in cost from the increased premium assessments.

FDIC Transaction Account Guarantee Program. On August 26, 2009, the FDIC approved the extension of its guarantee for noninterest bearing transaction accounts through June 30, 2010 for those participating institutions that do not opt-out of the program. On April 13, 2010 the FDIC extended the transaction account guarantee program through December 31, 2010. Under the FDIC’s interim final rule the FDIC has the authority to further extend the program through December 31, 2011.

Federal Banking Regulators Interagency Guidance on Correspondent Concentration Risks. On April 30, 2010, the FDIC, Federal Reserve, Office of the Comptroller of the Currency, and Office of Thrift Supervision (the Agencies) issued final guidance on correspondent concentration risks, which is effective upon issuance. The guidance provides that the stated levels of credit and funding exposures are not firm limits but that relationships within the levels set forth in the guidance warrant robust risk management. The guidance provides that the Agencies generally consider credit exposures arising from direct and indirect obligations in an amount equal to or greater than 25 percent of total capital as concentrations. Depending on its size and characteristics, a concentration of credit for a financial institution may represent a funding exposure to the correspondent. However, the guidance does not establish a funding concentration threshold. The guidance provides that the percentage of liabilities or other measurements that may constitute a concentration of funding is likely to vary depending on the type and maturity of the funding, and the structure of the recipient’s sources of funds. Since it is unclear whether member advances from an FHLBank may constitute a concentration subject to the guidance and, if so, what the implication for such a member would be, the Bank cannot predict what impact the guidance may have.

Helping Families Save Their Homes Act of 2009 and Other Mortgage Modification Legislation. On May 20, 2009, the Helping Families Save Their Home Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to support the federal deposit insurance system. One provision in the act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans. At this time it is uncertain what effect the provisions regarding loan modifications will have on the value of the Bank’s mortgage asset portfolio, the mortgage loan collateral pledged by members to secure their loans to members from the Bank or the value of the Bank’s MBS. As mortgage servicers modify mortgages under the various government incentive programs and otherwise, the value of the Bank’s MBS and mortgage loans held for investment and mortgage assets pledged as collateral for member advances may be reduced. At this point, legislation to allow bankruptcy cramdowns on mortgages secured by owner-occupied homes has been defeated in the U.S. Senate; however, similar legislation could be re-introduced. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings could become material. The previously proposed legislation permitted a bankruptcy judge, in specified circumstances, to reduce the mortgage amount to today’s market value of the property, reduce the interest rate paid by the debtor, and/or extend the repayment period. In the event that this legislation would again be proposed, passed and applied to existing mortgage debt (including residential MBS), the Bank could face increased risk of credit losses on its private label MBS that include bankruptcy carve-out provisions and allocate bankruptcy losses over a specified dollar amount on a pro-rata basis across all classes of a security. As of March 31, 2010, the Bank had 69 private label MBS with a par value of $3.6 billion that include bankruptcy carve-out language that could be affected by cramdown legislation. The effect on the Bank will depend on the actual version of the legislation that would be passed (if any) and whether mortgages held by the Bank, either within the MPF Program or as collateral for MBS held by the Bank, would be subject to bankruptcy proceedings under the new legislation. Other Bankruptcy Reform Act Amendments also continue to be discussed.

House and Senate Financial Reform Legislation. On December 11, 2009, the U.S. House of Representatives passed the Wall Street Reform and Consumer Protection Act (the Reform Act), which, if passed by the U.S. Senate and signed into law by the president, would, among other things: (1) create a consumer financial protection agency; (2) create an inter-agency oversight council that will identify and regulate systemically-important financial institutions; (3) regulate the over-the-counter derivatives market; (4) reform the credit rating agencies; (5) provide shareholders with an advisory vote on the compensation practices of the entity in which they invest including for executive compensation and golden parachutes; and (6) create a federal insurance office that will monitor the insurance industry.

The Senate version of financial regulatory reform legislation, the Restoring American Financial Stability Act (Financial Stability Act), passed the Senate banking committee on March 22, 2010 and is undergoing Senate floor action. The Financial Stability Act, would, among other things: (1) create a consumer financial protection bureau, housed within the Federal Reserve; (2) create an inter-agency oversight council that will identify and regulate systemically-important financial institutions; (3) attempt to end “too big to fail” by creating a new way to liquidate failed financial firms, imposing new capital and leverage requirements, updating the Federal Reserve’s authority to allow system-wide support and establishing rigorous standards and supervision to protect the economy; (4) establish a new system of regulation for over the counter derivatives; (5) streamline bank supervision; (6) provide shareholders with a say on pay and corporate affairs with a nonbinding vote on executive compensation; (7) require the largest financial firms to separate their investment banking and proprietary trading from their commercial banking activities; (8) provide for rules for transparency and accountability for credit rating agencies; and (9) strengthen regulatory oversight and empower regulators to aggressively pursue financial fraud, conflicts of interest and manipulation of the financial system. Depending on whether the House or

Senate version, or similar legislation, is signed into law and the final content of any such legislation, the Bank’s business, operations, funding costs, rights, obligations, and/or the manner in which the Bank carries out its mission may be impacted. For example, regulations on the over-the-counter derivatives market that may be issued under final legislation could impact the Bank’s ability to and increase the costs to hedge its interest-rate risk exposure from advances, achieve the Bank’s risk management objectives, and act as an intermediary between its members and counterparties. Limitations on the level of lending an FHLBank could engage in with its members could have a significant impact on the FHLBanks. Any proprietary trading limits that do not treat FHLBank System debt in the same manner as Fannie Mae and Freddie Mac debt would also have an impact on the FHLBanks.

Depending on whether the House or Senate version, or similar legislation is signed into law and on the final content of any such legislation, the Bank’s business, operations, funding costs, rights, obligations, and/or the manner in which the Bank carries out its mission may be impacted. For example, regulations on the over-the-counter derivatives market that may be issued under the Reform Act could impact the Bank’s ability to hedge its interest-rate risk exposure from advances, achieve the Bank’s risk management objectives, and act as an intermediary between its members and counterparties. Limitations on the level of lending an FHLBank could engage in with its members could have a significant impact on the FHLBanks. However, the Bank cannot predict whether any such legislation will be enacted and what the content of any such legislation or regulations issued under any such legislation would be and so cannot predict what impact the Reform Act or similar legislation may have on the Bank.

GSE Reform and Additional Financial Regulatory Reform. On April 14, 2010, the U.S. Treasury released for a 60-day public comment period questions regarding how the future U.S. housing finance system should be structured and the role of the GSEs in housing. The GSE and housing finance system reform process are in their initial stages. In January 2010, the U.S. Treasury announced a proposal to impose a 15 basis point financial responsibility fee that financial firms with assets of greater than $50 billion would pay on their covered liabilities. In the event that covered liabilities are defined to include FHLBank advances to members, the fee could impact member borrowing by affected firms.

U.S. Treasury Department’s Financial Stability Plan. On March 23, 2009, in accordance with the U.S. Treasury’s announced Financial Stability Plan’s initiative to purchase illiquid assets, the U.S. Treasury announced the Public-Private Investment Program (PPIP), which is a program designed to attract private investors to purchase certain real estate loans and illiquid MBS (originally AAA-rated) owned by financial institutions using up to $100 billion in TARP capital funds. These funds could be levered with debt funding also provided by the U.S. Treasury to expand the capacity of the program. On July 8, 2009, the U.S. Treasury announced that it had selected the initial nine PPIP fund managers to purchase legacy securities including commercial and residential MBS originally issued prior to 2009 that were originally rated AAA by two or more NRSROs. On September 30, 2009, the Treasury Department announced the initial closings of two Public Private Investment Funds established under PPIP to purchase legacy securities. Through March 31, 2010 the market value of the PPIP residential MBS transactions executed was $8.8 billion. The PPIP’s activities in purchasing such residential MBS could affect the values of residential MBS. On September 18, 2009, the Treasury Department ended its temporary program to sustain money market funds at stable net asset values.

Risk Management

Ongoing concerns over the impact of residential mortgage lending practices, including failure to adhere to sound underwriting standards, precipitated a sharp deterioration in the subprime- and Alt-A-related mortgage markets, as well as the broader mortgage and credit markets, beginning in 2008 and continuing through the first quarter of 2010. In particular, the market for MBS experienced high levels of volatility and uncertainty, reduced demand and lack of liquidity, resulting in credit spreads widening significantly. This deterioration in the housing market was evidenced by growing delinquency and foreclosure rates on subprime, Alt-A and prime mortgages. Given the uncertainty in the mortgage markets, MBS continue to be subject to various rating agency downgrades. Central banks, including the Federal Reserve and the European Central Bank, have sought to prevent a serious and extended economic downturn resulting from these and other market difficulties by making significant interest rate reductions and taking other actions to free up credit.

The Bank is heavily dependent on the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. The Bank’s member collateral policies, practices and secured status are discussed in more detail below as well as in Item 1. Business in the Bank’s 2009 Annual Report filed on Form 10-K. Additionally, the Bank has outstanding credit exposures related to the MPF Program and investments in private label MBS, which are affected by the mortgage market deterioration. All of these risk exposures are continually monitored and are discussed in more detail in the following sections.

For further information regarding the financial and residential markets in first quarter 2010, see the “Current Financial and Mortgage Markets and Trends” discussion in the Overview section of this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Risk Governance

The Bank’s lending, investment and funding activities and use of derivative hedging instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in the Bank’s 2009 Annual Report filed on Form 10-K.

During first quarter 2010, the Board, with the support of management, conducted an evaluation of the Bank’s risk appetite. This included updates/changes to the Board level risk metrics being used to monitor the Bank’s risk position. Information regarding the new and/or revised metrics is included in each relevant discussion in more detail below.

Capital Adequacy Measures. During 2008 and 2009, the Bank’s overarching capital adequacy metric was the Projected Capital Stock Price (PCSP). The PCSP was calculated using risk components for interest rates, spread, credit, operating and accounting risk. The sum of these components represented an estimate of projected capital stock price variability and was used in evaluating the adequacy of retained earnings and developing dividend payout recommendations to the Board. The Board had established a PCSP floor of 85% and a target of 95%. The difference between the actual PCSP and the floor or target, if any, represented a range of additional retained earnings that, in the absence of a reduction in the aforementioned risk components, would need to be accumulated over time to restore the PCSP and retained earnings to an adequate level.

Mortgage spreads, particularly spreads on private label MBS, expanded to historically wide levels over the last two years, reflecting increased credit risk and an illiquid market environment. In response to these unprecedented market developments, management developed an Alternative Risk Profile to exclude the effects of further increases in certain mortgage-related asset credit spreads to better reflect the underlying interest rate risk and accommodate prudent management of the Bank’s balance sheet.

The following table presents the Bank’s PCSP calculation under the provisions of the Risk Governance Policy through December 31, 2009. Under both the Actual and Alternative Risk Profile calculations, the Bank was out of compliance with the PCSP limits for all periods presented.

	Projected Capital Stock Price (PCSP)
	Actual	Alternative Risk Profile	Floor	Target
December 31, 2009	34.1%	68.4%	85%	95%

September 30, 2009	25.5%	67.8%	85%	95%

June 30, 2009	21.2%	71.6%	85%	95%

March 31, 2009	11.6%	73.2%	85%	95%

December 31, 2008	9.9%	74.2%	85%	95%

As a part of the risk appetite evaluation previously mentioned, the Board and management reviewed the PCSP calculation. Given the uncertainty in the credit markets, reflected in current market values, the PCSP calculation became less meaningful in terms of assessing Bank risk. As a result, the Bank transitioned from using the PCSP metric and replaced it with a new key risk indicator – Market Value of Equity to Par Value of Capital Stock

(MV/CS) – for first quarter 2010. This risk metric provides a current assessment of the liquidation value of the balance sheet and measures the Bank’s current ability to honor the par put redemption feature of its capital stock.

An initial floor of 85% was established for MV/CS. The floor represents the estimated level from which the MV/CS would recover to par, through the retention of retained earnings, over the five-year par put redemption period of the Bank’s capital stock. MV/CS will be measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts will be restricted. When MV/CS is above the established floor, additional analysis of the adequacy of retained earnings will be performed, taking into consideration the impact of excess capital stock repurchases and/or dividend payouts.

The following table presents the MV/CS calculations for March 31, 2010, as well as the four quarters of 2009, which were calculated for comparison purposes.

MV/CS
March 31, 2010	80.7%

December 31, 2009	74.4%

September 30, 2009	66.6%

June 30, 2009	48.5%

March 31, 2009	29.3%

During first quarter 2010, the change in the MV/CS was primarily due to narrower mortgage spreads, principal paydowns on private label MBS and lower longer term interest rates and volatility.

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

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices and other relevant market rate or price changes, such as basis changes. Generally, the Bank manages basis risk through asset selection and pricing. The unprecedented private label mortgage credit spreads have significantly reduced the Bank’s net market value.

Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk and options risk. The Bank invests in mortgage assets, such as MPF Program mortgage loans and MBS, which together represent the primary source of option risk. As of March 31, 2010, mortgage assets totaled 23.0% of the Bank’s balance sheet. Management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges on a monthly basis to assess the need for rebalancing strategies. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

Earnings-at-Risk. The Bank employs an Earnings-at-Risk framework for certain mark-to-market positions, including economic hedges. This framework establishes a forward-looking, scenario-based exposure limit based on parallel rate shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. Beginning in the fourth quarter of 2009, the rate shocks used to measure the Earnings-at-Risk Board-level metric were expanded to include flattening and steepening scenarios.

In February 2010, the Board updated the daily exposure limit to $2.4 million, compared to the previous limit of $2.5 million. The Bank’s Asset and Liability Committee (ALCO) has a more restrictive daily exposure operating guideline of $2.0 million. Throughout the first quarter of 2010, the daily forward-looking exposure was below the operating guidelines of $2.0 million and at March 31, 2010 measured $472 thousand. The Bank’s Capital Markets and Corporate Risk Management departments also monitor actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

Quantitative Disclosures Regarding Market Risk

The Bank’s Market Risk Model. Significant resources, both in analytical computer models and staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments, which was upgraded in 2009 and the first quarter of 2010 to more accurately reflect expected prepayment behavior.

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

The duration of equity, return volatility and market value of equity volatility metrics were historically the direct primary metrics used by the Bank to manage its interest rate risk exposure. As discussed above, in first quarter 2010 the Bank re-evaluated its risk appetite, which included review and, when necessary, revisions and/or replacements of the primary market risk metrics. As a result, the return volatility metric was renamed as the Earned Dividend Spread (EDS) Floor and a new key risk indicator, EDS Volatility, was established. The Bank’s asset/liability management policies specify acceptable ranges for duration of equity, EDS Floor and EDS Volatility, and the Bank’s exposures are measured and managed against these limits. These metrics are described in more detail below.

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

The Bank’s asset/liability management policy approved by the Board calls for duration of equity to be maintained within a + 4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of + 200 basis points is + 7 years. Management analyzes the duration of equity exposure against this policy limit on a daily basis and continually evaluates its market risk management strategies. In connection with the Alternative Risk Profile discussed above, management requested and was initially approved to use the alternate calculation of duration of equity for monitoring against established limits in 2008. This approval was extended for 2009 through December 31, 2010.

The following table presents the Bank’s duration of equity exposure in accordance with the actual and Alternative Risk Profile duration of equity calculation by quarter.

	Base	Up 100	Up 200
(in years)	Case	basis points	basis points
Alternative duration of equity

March 31, 2010	1.8	3.8	4.5

December 31, 2009	1.1	2.4	2.9

September 30, 2009	0.2	2.2	2.8

June 30, 2009	2.3	3.2	3.3

March 31, 2009	(2.7)	0.2	1.1

Actual duration of equity

March 31, 2010	7.7	7.0	6.0

December 31, 2009	11.6	7.5	4.7

September 30, 2009	15.3	10.5	6.2

June 30, 2009	22.1	11.7	6.2

March 31, 2009	13.9	2.2	(2.2)

Note: Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

Private label MBS spreads widened significantly throughout 2008, causing a substantial decline in the market value of equity. The Bank’s low market value of equity has the effect of amplifying the actual reported duration of equity metric, As a result, the Bank was substantially out of compliance with the actual reported duration of equity throughout 2009 and the first quarter of 2010. However, under the Alternative Risk Profile, the Bank was in compliance with the duration of equity policy metric for all periods presented.

During first quarter 2010, increases in the Alternative duration of equity were primarily a result of prepayment model changes made during the quarter, which more accurately reflect actual prepayment levels and the impact of fixed rate debt calls. The resulting extension in duration was partially offset by the impact of lower longer term interest rates as well as fixed rate debt issued during the quarter.

The Bank continues to monitor the mortgage and related fixed income markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank’s current market risk profile is reasonable given these market conditions.

Earned Dividend Spread (EDS). The Bank’s asset/liability management policy previously specified a Return Volatility metric, which is based on an earned dividend spread (EDS). EDS is defined as the Bank’s return on average capital stock in excess of the average return of an established benchmark market index, the 3-month LIBOR in the Bank’s case, for the period measured. EDS measures the Bank’s forecasted level of earned dividend spread in response to shifts in interest rates and reflects the Bank’s ability to provide a minimum return on investment to its members in the short term compared to the benchmark. Consistent with the Return Volatility metric, EDS is measured over both a rolling forward one to 12 month time period (Year 1) and a 13 to 24 month time period (Year 2), for selected interest rate scenarios.

As previously discussed, during first quarter 2010 the Board and management re-evaluated the Bank’s risk appetite and the related risk metrics used to manage the Bank’s risk, including the Return Volatility metric. As a result, the Return Volatility metric was renamed the EDS Floor. In addition, a new key risk indicator, EDS Volatility, was established. The EDS Floor represents the minimum acceptable return under the selected interest rate scenarios, for both Year 1 and Year 2. For both Years 1 and 2, the EDS Floor is 3-month LIBOR plus 15 basis points. EDS Volatility is a measure of the variability of the Bank’s EDS in response to shifts in interest rates, specifically the change in EDS for a given time period and interest rate scenario compared to the current base forecasted EDS. EDS Volatility is also measured for both Year 1 and Year 2 and reflects the Bank’s ability to provide a somewhat stable EDS in the short-term. As a new measure, a limit on EDS Volatility has been established initially for Year 1; a limit for Year 2 will be evaluated in the future. Both the EDS Floor and EDS Volatility will be assessed on a monthly basis.

The following table presents the Bank’s EDS and EDS Volatility for the first quarter of 2010 as well as the four quarters of 2009. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario during the fourth quarter of 2009 with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limit across all selected interest rate shock scenarios as of March 31, 2010.

	Earned Dividend Spread
	Yield Curve Shifts (1)
	(expressed in basis points)
	Down 100 bps
	Longer Term Rate				Forward			Up 200 bps Parallel
	Shock		100 bps Steeper		Rates	100 bps Flatter		Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility

March 31, 2010	199	(37)	254	18	236	221	(15)	223	(13)

December 31, 2009	187	(61)	256	8	248	208	(40)	211	(37)

September 30, 2009	(2)	(2)	235	11	224	160	(64)	146	(78)

June 30, 2009	(2)	(2)	284	81	203	128	(75)	87	(116)

March 31, 2009	(2)	(2)	235	87	148	63	(85)	79	(69)

Year 2 Return Volatility

March 31, 2010	134	(71)	227	22	205	186	(19)	169	(36)

December 31, 2009	137	(76)	220	7	213	179	(34)	160	(53)

September 30, 2009	(2)	(2)	192	9	183	139	(44)	135	(48)

June 30, 2009	(2)	(2)	216	37	179	121	(58)	103	(76)

March 31, 2009	(2)	(2)	235	74	161	104	(57)	99	(62)

Notes:

(1)	Based on forecasted adjusted earnings, which exclude future potential OTTI charges which could be material, so that earnings movement related to interest rate changes can be isolated.
(2)	As noted above, previously the Bank utilized the “down 200 basis points” scenario for measuring compliance; however, due to the low level of interest rates, an instantaneous parallel interest rate shock of that magnitude could not be meaningfully measured for those periods presented above. Beginning in fourth quarter 2009, the Bank replaced that scenario with a “down 100 basis points longer term rate shock” scenario, as presented above. This new scenario was not applicable for periods prior to December 31, 2009, and therefore, those periods are not presented in the table.

During the first quarter of 2010, the primary cause for the decline in base case EDS (forward rates) was lower projected advance borrowings, down approximately $6 billion and $11 billion, respectively, for Year 1 and Year 2 relative to the forecasted levels during the fourth quarter of 2009. Lower forward rates and significantly slower mortgage prepayment projections from the prepayment model change noted above tempered this effect. The reduction in EDS volatility across the rate scenarios was primarily the result of less projected sensitivity of mortgage prepayments to rate changes and issuance of fixed-rate debt during the current quarter to reduce exposure to rising interest rates.

Credit and Counterparty Risk

Credit risk is the risk that the market value of an obligation will decline as a result of deterioration in the obligor’s creditworthiness. Credit risk arises when Bank funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements. The Bank faces credit risk on member and housing associate loans, letters of credit, and other credit product exposure; investments; mortgage loans; Banking On Business loans; and derivatives. The financial condition of Bank members and all investment, mortgage loan and derivative counterparties is monitored to ensure that the Bank’s financial exposure to each member/counterparty is in compliance with the Bank’s credit policies and Finance Agency regulations. Unsecured credit exposure to any counterparty is generally limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Financial monitoring reports evaluating each member/counterparty’s financial condition are produced and reviewed by the Bank’s Credit Risk Management department on an annual basis or more often if circumstances warrant. In general, credit risk is measured through consideration of the probability of default, the exposure at the time of default and the loss-given default. The expected loss for a given credit is determined by the product of these three components. The Board has established appropriate policies and limits regarding counterparty and investment credit risk, asset classification and the allowance for credit losses.

Credit and Counterparty Risk – Total Credit Products and Collateral

Total Credit Products. The Bank manages the credit risk on a member’s exposure on Total Credit Products (TCP), which includes advances, letters of credit, advance commitments, MPF credit enhancement obligations and other credit product exposure by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member indebtedness. The Bank establishes a maximum borrowing capacity for each member based on collateral weightings applied to qualifying collateral as described in the Bank’s Member Products Policy. Details regarding this Policy are available in the “Loan Products” discussion in Item 1. Business in the Bank’s 2009 Annual Report filed on Form 10-K.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk related to member loans and letters of credit. These credit and collateral policies balance the Bank’s dual goals of meeting members’ needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on an advance or letter of credit.

Advance Concentration Risk. The Bank’s advance portfolio is concentrated in commercial banks and thrift institutions. At March 31, 2010, the Bank had a concentration of advances to its ten largest borrowers totaling $25.4 billion, or 71.6%, of total advances outstanding. Average par balances to these borrowers for the three months ended March 31, 2010 were $28.0 billion, or 72.5%, of total average advances outstanding. During the first quarter of 2010, the maximum outstanding balance to any one borrower was $12.4 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. Therefore, the Bank does not presently expect to incur any losses on these advances. Because of the Bank’s advance concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

The following table lists the Bank’s top ten borrowers as of March 31, 2010, and their respective December 31, 2009 advance balances and percentage of the total advance portfolio.

	March 31, 2010		December 31, 2009
	Loan	Percent	Loan	Percent
(balances at par; dollars in millions)	Balance	of total	Balance	of total
Sovereign Bank, PA	$10,345.0	29.2	$11,595.0	29.2
Ally Bank, UT(1)	4,816.0	13.6	5,133.0	12.9
PNC Bank, National Association, PA	4,000.4	11.3	4,500.4	11.3
ING Bank, FSB, DE(2)	1,563.0	4.4	2,563.0	6.4
Citizens Bank of Pennsylvania, PA	1,130.0	3.2	1,605.0	4.1
Northwest Savings Bank, PA	780.7	2.2	782.2	2.0
National Penn Bank, PA	740.1	2.1	752.8	1.9
First Commonwealth Bank	738.1	2.1	286.9	0.7
Susquehanna Bank, PA	644.3	1.8	769.3	1.9
Wilmington Savings Fund Society FSB, DE	615.5	1.7	613.1	1.5

	25,373.1	71.6	28,600.7	71.9
Other borrowers	10,049.8	28.4	11,155.3	28.1

Total advances	$35,422.9	100.0	$39,756.0	100.0

Notes:

(1)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.
(2)	This borrower had an officer or director who served on the Bank’s Board as of March 31, 2010.

Over the last 18 months, there were several actions taken by the U.S. Treasury, the Federal Reserve and the FDIC that were intended to stimulate the economy and reverse the illiquidity in the credit and housing markets. Additionally, the Federal Reserve took a series of unprecedented actions that made it more attractive for eligible financial institutions to borrow directly from the FRBs. The Federal Reserve also created the Commercial Paper Funding Facility to provide a liquidity backstop for U.S. issuers of commercial paper and the FDIC created its TLGP supporting unsecured debt. Lastly, the FDIC recently approved a regulation increasing the FDIC assessment on FDIC-insured financial institutions with outstanding FHLBank loans and other secured liabilities above a specified level. The Bank experienced an impact from these actions in the form of reduced borrowings and/or paydowns by some of its members, including several of its top ten borrowers, during 2009 and into 2010.

Letters of Credit. The following table presents the Bank’s total outstanding letters of credit as of March 31, 2010 and December 31, 2009. As noted below, the majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on these letters of credit.

	March 31,
(dollars in millions)	2010	December 31, 2009
Letters of credit:
Public unit deposit	$7,490.5	$8,220.0
Tax exempt bonds	392.6	392.6
Other	115.1	114.8

Total	$7,998.2	$8,727.4

The following table presents letters of credit based on expiration terms.

	March 31,
(dollars in millions)	2010	December 31, 2009
Expiration terms:
One year or less	$6,885.1	$7,478.8
After one year through five years	1,113.1	1,248.6

Total	$7,998.2	$8,727.4

Collateral Policies and Practices. All members are required to maintain collateral to secure their TCP. TCP outstanding includes advances, letters of credit, advance commitments, MPF credit enhancement obligations and other obligations to the Bank. Collateral eligible to secure TCP includes: (1) one-to-four family and multifamily mortgage loans and securities representing an interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. government or any Federal agency; (3) cash or deposits held by the Bank; and (4) certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it. Residential mortgage loans are a significant form of collateral for TCP. The Bank perfects its security interest in loan collateral by completing a UCC-1 filing for each member and affiliate (where applicable) pledging loans and also depending on circumstances by taking possession directly or through a third party custodian. The Bank also requires each borrower and affiliate pledgor, where applicable, to execute an agreement that establishes the Bank’s security interest in all collateral pledged by the borrower or affiliate pledgor. Finally, as additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank.

The Bank provides members with two options regarding collateral agreements: a blanket collateral pledge agreement or a specific collateral pledge agreement. Under a blanket agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible collateral assets, to secure the member’s obligations with the Bank. Under a specific agreement, the Bank obtains a lien against the specific eligible collateral assets of a member, to secure the member’s obligations with the Bank.

The Bank periodically reviews the collateral pledged by members or affiliates. This review process occurs quarterly, monthly or daily depending on the form of pledge and type of collateral. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of loan collateral at any time. The Bank reviews and assigns borrowing capacities to this collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts, and has determined that all member loans are fully collateralized. Other factors that the Bank may consider in assigning borrowing capacities to a member’s collateral include the pledging method for loans, data reporting frequency, collateral field review results, the member’s financial strength and condition, and the concentration of collateral type by member.

In 2009, the Bank revised its collateral policies, no longer accepting subprime mortgage loans as qualifying collateral. The Bank also revised the policy definition of subprime to be consistent with the definition specified by the Federal Financial Institutions Examination Council (FFIEC). The FFIEC definition was more stringent than the Bank’s original definition and resulted in more loans pledged/delivered as collateral being classified as subprime and, therefore, deemed ineligible. These changes did not cause any member to become collateral deficient. Under limited circumstances, the Bank still accepts nontraditional mortgage loans to be pledged as collateral. As of March 31, 2010, the Bank held security interests in both subprime and nontraditional residential mortgage loans pledged as collateral included under blanket-lien agreements. However, the amount of pledged subprime mortgage loan collateral was immaterial with respect to total pledged collateral at quarter-end. At March 31, 2010, less than 8.0% of the Bank’s total pledged collateral was nontraditional mortgage loans and was primarily attributed to a few larger borrowers. Given the higher inherent risk related to nontraditional mortgage loans, the Bank takes additional steps regarding the review and acceptance of these loans as collateral. Members are required to identify nontraditional mortgage loans; these loans are typically excluded as eligible collateral. However, members may request that nontraditional mortgage loan collateral be included as eligible collateral, subject to an on-site review of the loans, the member’s processes and procedures for originating and servicing the loans, the quality of loan data and a review of the member’s loan underwriting. The Bank requires specific loan level characteristic reporting on the loans and assigns more conservative collateral weightings to nontraditional mortgage loan collateral on a case-by-case basis. In addition, in October 2009, the Board implemented Bank-wide limits on subprime and nontraditional mortgage loan exposure, including collateral, as detailed in the “Risk Governance” discussion in the Risk Management section of Item 7. Management’s Discussion and Analysis in the Bank’s 2009 Annual Report filed on Form 10-K.

The Bank made several other changes to collateral practices and policies during 2009, including the following: (1) requiring securities to be delivered in order to be counted in the maximum borrowing capacity (MBC) calculation; (2) removing the ORERC cap on collateral weightings; (3) adjusting the total borrowing limit to be equal to the lower of MBC or 50% of a member’s total assets; and (4) making other collateral weighting changes. Details of the Bank’s current collateral weightings are presented in the Advance Products – Collateral discussion in Item 1. Business in the Bank’s 2009 Annual Report filed on Form 10-K.

Under implementation of the GLB Act, the Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, and small-agribusiness loans as collateral for advances from the Bank. At March 31, 2010, advances to CFIs secured with both eligible standard and expanded collateral represented approximately $4.4 billion, or 12.3% of total par value of advances outstanding. Eligible expanded collateral represented 7.3% of total eligible collateral for these advances. However, these advances were collateralized by sufficient levels of non-CFI collateral. Beginning in July 2009, the Bank implemented the new CFI definition, as defined in the Housing Act.

As noted in Legislative and Regulatory Developments in this Item 2. Management’s Discussion and Analysis, the Finance Agency has issued an Advisory Bulletin providing guidance on nontraditional and subprime mortgage loans with respect to collateral. This Advisory Bulletin may have significant implications on the Bank’s acceptance of private label MBS and nontraditional residential mortgages as advance collateral. The Bank is completing a preliminary impact analysis on its members.

Collateral Agreements and Valuation. As discussed earlier, the Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible collateral assets to secure the member’s obligations with the Bank. Under a specific collateral agreement, the Bank obtains a lien against a specific set of a member’s eligible collateral assets, to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral.

The following tables summarize total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of March 31, 2010 and December 31, 2009. The Bank held collateral with an eligible collateral value in excess of the book value of the advances on a borrower-by-borrower basis at both March 31, 2010 and December 31, 2009. The amount of excess collateral by individual borrowers, however, varies significantly.

	March 31, 2010		December 31, 2009
(dollars in millions)
All member borrowers	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$62,259.1	50.3	$60,778.7	49.1
High quality investment securities(1)	4,631.3	3.7	3,574.4	2.9
Other real-estate related collateral/community financial institution eligible collateral	50,185.7	40.6	50,824.6	41.0
Multi-family residential mortgage loans	6,669.0	5.4	8,689.9	7.0

Total eligible collateral value	$123,745.1	100.0	$123,867.6	100.0

Total TCP outstanding	$43,579.1		$48,497.9
Collateralization ratio (eligible collateral value to TCP outstanding)	284.0%		255.4%

	March 31, 2010		December 31, 2009
(dollars in millions)
Ten largest member borrowers	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$36,439.2	51.7	$34,410.8	48.9
High quality investment securities(1)	1,625.6	2.3	1,238.9	1.7
Other real-estate related collateral	27,114.6	38.5	27,417.5	39.0
Multi-family residential mortgage loans	5,281.6	7.5	7,288.8	10.4

Total eligible collateral value	$70,461.0	100.0	$70,356.0	100.0

Total TCP outstanding	$32,197.4		$36,356.4
Collateralization ratio (eligible collateral value to TCP outstanding)	218.8%		193.5%

Note:

(1)High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AA or higher. Effective July 20, 2009, the Bank required delivery of these securities. Upon delivery, these securities are valued daily and are subject to weekly ratings reviews.

The increases in the collateralization ratios during the first quarter of 2010, as shown above, were due primarily to the overall reductions in total TCP outstanding.

The following table provides information regarding TCP extended to member and nonmember borrowers with either a blanket lien or specific collateral pledge agreement, in listing-specific or full collateral delivery status as of March 31, 2010 and December 31, 2009, along with corresponding eligible collateral values.

	March 31, 2010			December 31, 2009
	Number of			Number of
	Eligible		Collateral	Eligible		Collateral
(dollars in millions)	Borrowers	TCP	Held	Borrowers	TCP	Held
Listing-specific pledge-collateral	9	$39.3	$46.8	8	$40.8	$63.7
Full collateral delivery status	65	$7,040.7	$9,480.3	56	$6,926.3	$9,077.3

Of the nine eligible borrowers with listing-specific pledge-collateral agreements noted in the table above, two borrowers (one of which was a former member merged out of district with TCP still outstanding) had outstanding TCP at March 31, 2010. The TCP for these two borrowers, as noted above, totaled $39.3 million, less than 0.1% of the Bank’s total TCP, with related collateral of $46.8 million. Of the 65 eligible borrowers in full collateral delivery status noted in the table above, 45 had outstanding TCP at March 31, 2010. The TCP for these 45 borrowers, as noted above, totaled $7.0 billion, or 16.2% of the Bank’s total TCP, with $9.5 billion of related collateral. The Bank’s remaining 245 eligible borrowers were all in undelivered collateral status under a blanket lien agreement at

March 31, 2010. Of these 245 borrowers, 177 had outstanding TCP at March 31, 2010 totaling $36.5 billion, or 83.8% of the Bank’s total TCP. The increase in the number of eligible borrowers in full collateral delivery status from December 31, 2009 to March 31, 2010 was due to was due to the Bank’s increasingly stringent credit and lending practices, as well as deterioration in certain members’ creditworthiness.

Additional detailed information on the Bank’s collateral policies and practices is provided in the “Advance Products” discussion in the Overview section of this Item 2. Management’s Discussion and Analysis Business in the quarterly report filed on this Form 10-Q.

Credit and Counterparty Risk – Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of March 31, 2010, the Bank’s credit exposure to investments issued by entities other than the U.S. Government, Federal agencies or GSEs was $8.2 billion. This amount declined by $1.7 billion from the December 31, 2009 balance of $9.9 billion of credit exposure to such counterparties.

Investment External Credit Ratings. The following tables present the Bank’s investment carrying values, plus accrued interest, as of March 31, 2010 and December 31, 2009 based on the lowest rating from the credit rating agencies. Carrying values for held-to-maturity investment securities represent amortized cost after adjustment for noncredit-related OTTI recognized in AOCI. Carrying values for available-for-sale and trading securities represent fair value.

	March 31, 2010 (1) (2)
(in millions)	AAA	AA	A	BBB	BB	B	Other	Total
Money market investments:
Federal funds sold	$-	$2,250.0	$1,850.0	$-	$-	$-	$-	$4,100.0
Investment securities:
Certificates of deposit	-	350.2	1,300.6	-	-	-	-	1,650.8
Treasury bills	1,029.7	-	-	-	-	-	-	1,029.7
TLGP investments	250.0	-	-	-	-	-	-	250.0
GSE securities	71.5	-	-	-	-	-	-	71.5
State and local agency obligations	7.3	477.9	-	129.9	-	-	-	615.1
MBS issued by Federal agencies	1,671.0	-	-	-	-	-	-	1,671.0
MBS issued by GSEs:
Fannie Mae	297.2	-	-	-	-	-	-	297.2
Freddie Mac	905.6	-	-	-	-	-	-	905.6
MBS issued by private label issuers	1,518.2	491.8	542.2	388.0	179.5	361.2	2,179.3	5,660.2

Total investments	$5,750.5	$3,569.9	$3,692.8	$517.9	$179.5	$361.2	$2,179.3	$16,251.1

	December 31, 2009 (1) (2)
(in millions)	AAA	AA	A	BBB	BB	B	Other	Total
Money market investments:
Federal funds sold	$-	$1,150.0	$1,850.0	$-	$-	$-	$-	$3,000.0
Investment securities:
Certificates of deposit	-	1,401.1	1,700.8	-	-	-	-	3,101.9
Treasury bills	1,029.5	-	-	-	-	-	-	1,029.5
TLGP investments	250.0	-	-	-	-	-	-	250.0
GSE securities	176.8	-	-	-	-	-	-	176.8
State and local agency obligations	7.3	477.4	-	127.7	-	-	-	612.4
MBS issued by Federal agencies	1,756.3	-	-	-	-	-	-	1,756.3
MBS issued by GSEs:		-	-	-	-	-	-
Fannie Mae	316.3	-	-	-	-	-	-	316.3
Freddie Mac	1,001.7	-	-	-	-	-	-	1,001.7
MBS issued by private label issuers	1,684.1	591.1	587.5	358.6	218.2	346.3	2,152.8	5,938.6

Total investments	$6,222.0	$3,619.6	$4,138.3	$486.3	$218.2	$346.3	$2,152.8	$17,183.5

Notes:

(1)	Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to March 31, 2010 are described in detail below.
(2)	Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above.

As of March 31, 2010, there were credit rating agency actions affecting a total of 12 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2009. These securities had a total par value of $449.3 million and $477.7 million as of March 31, 2010 and December 31, 2009, respectively, reflected in the tables above. Included in these balances were downgrades to “below investment grade” with a total par balance of $78.2 million and $84.3 million at March 31, 2010 and December 31, 2009, respectively.

The Bank also manages credit risk based on an internal credit rating system. For purposes of determining the internal credit rating, the Bank measures credit exposure through a process which includes internal credit review and various external factors, including the placement on negative watch by one or more NRSROs. In all cases, the Bank’s assigned internal credit rating will never be higher than the lowest external credit rating. The incorporation of negative credit watch into the credit rating analysis of an investment may translate into a downgrade of one credit rating level from the external rating.

Between April 1, 2010 and April 30, 2010, there were eight subsequent credit rating agency actions taken with respect to $367.2 million of the Bank’s private label MBS portfolio. These actions are summarized in the following table.

	Downgraded and Stable
(dollars in millions)	To BBB	To BB	To B	To CCC	To CC	Total
Private label residential MBS	$102.8	$32.3	$179.7	$50.6	$-	$365.4
HELOCs	-	-	-	-	1.8	1.8

Total carrying value	$102.8	$32.3	$179.7	$50.6	$1.8	$367.2

Money Market Investments, Commercial Paper and Certificates of Deposit.  Under its Risk Governance Policy, the Bank can place money market investments, commercial paper and certificates of deposit on an unsecured basis with large, financial institutions with long-term credit ratings no lower than A for terms up to 90 days and with long-term credit ratings no lower than BBB for terms up to 30 days. In April 2010, the Board approved a revision to the policy whereby the credit ratings on these investments can be no lower than A, as opposed to BBB. Management actively monitors the credit quality of these counterparties. As of March 31, 2010, the Bank had exposure to 15 counterparties totaling $5.8 billion, or an average of $383.4 million per counterparty, compared to exposure to 20 counterparties totaling $6.1 billion, or an average of $305.1 million per counterparty, as of December 31, 2009. As of March 31, 2010, the Bank had exposure to two counterparties exceeding 10 percent of the total exposure.

Specifically, total money market investment exposure was $4.1 billion as of March 31, 2010, comprised primarily of Federal funds sold with an overnight maturity. The Bank had certificate of deposit exposure of $1.7 billion as of March 31, 2010, with exposure to U.S. branches of foreign banks amounting to 87.9% of this total. The Bank limits foreign exposure to those countries rated AA or higher and had exposure to Canada, France, Germany, Spain, Sweden and the United Kingdom as of March 31, 2010. The Bank held no commercial paper as of March 31, 2010.

Treasury Bills, TLGP Investments, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and the TLGP investments, which are part of the FDIC program guaranteeing unsecured bank debt, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.0 billion and $2.1 billion as of March 31, 2010 and December 31, 2009, respectively.

Mortgage-Backed Securities (MBS). The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies, GSEs and private label issuers that are directly supported by underlying mortgage loans. The Bank’s total MBS portfolio decreased $478.9 million from December 31, 2009 to March 31, 2010. This decline was due to repayments, sales and total OTTI losses (including both credit and noncredit).

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

The prospectuses and offering memoranda for the private labeled MBS in the Bank’s portfolio contain representations and warranties that the mortgage loans in the collateral pools were underwritten to certain standards. Based on the performance of the mortgages in some of the collateral pools, among other information, it appears that the failure to adhere to the stated underwriting standards was so routine that the underwriting standards were all but completely abandoned. The issuers, underwriters and rating agencies all failed to disclose that the underwriting standards that were represented in the offering documents were routinely not followed or had been abandoned altogether. This failure resulted in the Bank owning certain private label MBS on which it has recognized losses as more fully explained in the discussion on OTTI later on in this Risk Management section. The Bank has filed lawsuits against certain issuers, underwriters and rating agencies as more fully discussed in Part II, Item I. Legal Proceedings.

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

Characteristics of Private Label MBS by Type of Collateral

	March 31, 2010			December 31, 2009
		Variable		Fixed	Variable
(dollars in millions)	Fixed Rate	Rate	Total	Rate	Rate	Total
Private label residential MBS:
Prime	$1,231.8	$3,122.1	$4,353.9	$1,327.2	$3,294.8	$4,622.0
Alt-A	917.0	1,164.4	2,081.4	953.1	1,204.1	2,157.2
Subprime	-	9.2	9.2	-	9.8	9.8

Total	2,148.8	4,295.7	6,444.5	2,280.3	4,508.7	6,789.0
HELOC:
Alt-A	-	60.0	60.0	-	62.1	62.1

Total	-	60.0	60.0	-	62.1	62.1

Total private label MBS	$2,148.8	$4,355.7	$6,504.5	$2,280.3	$4,570.8	$6,851.1

Notes: The table presented above excludes par balances of $30.9 million and $32.5 million related to the restricted certificates pertaining to the Shared Funding Program at March 31, 2010 and December 31, 2009, respectively. These securities were fixed rate prime private label residential MBS for both periods presented.

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

Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models that summarize an individual’s credit record and predict the likelihood that a borrower will repay future obligations as expected. FICO® scores, developed by Fair, Isaac and Co., Inc. are the most commonly used credit scores. FICO scores are ranked on a scale of approximately 300 to 850 points. Based on historic statistics, borrowers with higher credit scores are more likely to repay their debts as expected than those with lower scores. Original credit score data for the underlying borrowers was available for approximately 87% of the mortgage loans comprising the private label MBS portfolio as of March 31, 2010 and December 31, 2009. Credit score ranges are based on available loan level data applied to the ending par balances of the loans. The averages for the private label MBS portfolio are calculated from the average score for each security weighted by the ending par balance of the loans.

Credit score characteristics of the Bank’s total private label MBS portfolio are presented below.

	March 31,	December 31,
	2010	2009
Original FICO ® score range:
740 and greater	43%	44%
700 to 739	55%	54%
660 to 699	1%	1%
Less than 660	1%	1%

Weighted average original FICO ® score	733	734

The following table provides the fair value of the private label MBS portfolio as a percentage of the par balance by collateral type as well as year of securitization (vintage). The Bank purchased no private label MBS during 2008, 2009 or the first quarter of 2010.

Private label residential MBS by	March 31,	December 31,	September 30,	June 30,	March 31,
Vintage	2010	2009	2009	2009	2009
Prime:
2007	76.5%	74.9%	72.5%	62.9%	66.5%
2006	85.6	82.7	80.3	70.5	68.9
2005	87.7	86.6	86.4	80.8	75.9
2004 and earlier	92.4	90.2	90.3	86.7	84.4

Weighted average of all Prime	85.5	83.6	82.6	76.0	75.3

Alt-A:
2007	63.1	63.5	59.8	54.5	56.4
2006	68.7	67.7	63.3	60.0	58.4
2005	82.1	80.0	78.9	70.4	68.0
2004 and earlier	87.0	85.6	84.2	80.3	78.4

Weighted-average of all Alt-A	74.5	73.5	70.8	66.2	65.1

Subprime:
2004 and earlier	65.0	62.7	64.3	57.8	63.3
Weighted average of all Subprime	65.0	62.7	64.3	57.8	63.3

HELOC:
2006	63.7	44.3	43.5	36.2	42.3
2005	43.5	43.2	43.2	56.4	56.8
2004 and earlier	48.6	42.8	38.5	36.3	38.1

Weighted average of all HELOC	53.9	43.4	40.7	37.9	41.1

Weighted-average of total private label MBS	81.6%	80.0%	78.5%	72.7%	72.0%

Note: The 2004 and earlier prime percentages presented in the table above exclude the impact of the restricted certificates pertaining to the Shared Funding Program.

Prices on private label MBS that include bankruptcy carve-out language could be affected by legislation that impacts the underlying collateral including any cramdown legislation or mortgage loan modification programs. For further information, see the discussion on Legislative and Regulatory Developments in Item 7. Management’s Discussion and Analysis in the Bank’s 2009 Annual Report filed on Form 10-K.

Private Label MBS Collateral Statistics. The following tables provide various detailed collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by collateral type as of March 31, 2010. The Bank purchased no private label MBS in 2008, 2009 or the first quarter of 2010.

	Private Label MBS by Vintage – Prime(1)
				2004 and
(dollars in millions)	2007	2006	2005	earlier	Total
Par by lowest external long- term rating:
AAA	$-	$102.2	$47.8	$915.7	$1,065.7
AA	-	163.1	61.7	144.3	369.1
A	60.8	-	32.1	333.9	426.8
BBB	-	18.9	199.1	47.6	265.6
BB	-	-	140.9	23.7	164.6
B	68.2	145.3	172.7	-	386.2
CCC	816.8	304.7	148.6	-	1,270.1
CC	400.9	-	4.9	-	405.8

Total	$1,346.7	$734.2	$807.8	$1,465.2	$4,353.9

Average price	76.5%	85.6%	87.7%	92.4%	85.5%

Fair value	$1,030.0	$628.4	$708.8	1,353.1	$3,720.3
Amortized cost	1,249.7	722.7	798.1	1,451.7	4,222.2
Gross unrealized losses	(219.7)	(94.3)	(89.3)	(99.6)	(502.9)
Total 1Q 2010 OTTI charge taken (2)	-	(2.2)	-	-	(2.2)

Original credit enhancement	5.9%	5.2%	3.8%	4.6%	4.9%
Weighted-average credit enhancement — current	6.4	7.0	5.9	8.7	7.2
Collateral delinquency 60 or more days (3)	13.3	9.9	9.2	6.5	9.7

Monoline financial guarantee	$-	$-	$-	$-	$-

Note:

(1)	The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program, including 2003 vintage par balances of $29.0 million rated AAA and $1.9 million rated AA.
(2)	Represents both the credit and noncredit components of OTTI recorded in the first quarter of 2010.
(3)	Delinquency information is presented at the cross-collateralization level.

	Private Label MBS by Vintage – Alt-A
				2004 and
(dollars in millions)	2007	2006	2005	earlier	Total
Par by lowest external long- term rating:
AAA	$-	$26.6	$-	$400.4	$427.0
AA	-	-	102.1	-	102.1
A	-	-	29.9	81.5	111.4
BBB	-	-	92.6	40.9	133.5
BB	-	-	14.3	-	14.3
CCC	-	493.2	42.0	-	535.2
CC	228.1	251.4	28.6	-	508.1
C	159.0	-	43.9	-	202.9
D	-	46.9	-	-	46.9

Total	$387.1	$818.1	$353.4	$522.8	$2,081.4

Average price	63.1%	68.7%	82.1%	87.0%	74.5%

Fair value	$244.3	$561.6	290.1	455.0	$1,551.0
Amortized cost	330.2	729.5	344.6	523.0	1,927.3
Gross unrealized losses	(86.0)	(167.8)	(54.5)	(68.1)	(376.4)
Total 1Q 2010 OTTI charge taken (2)	-	-	-	-	-

Original credit enhancement	8.6%	6.6%	5.7%	5.3%	6.5%
Weighted-average credit enhancement — current	8.7	7.3	8.2	10.8	8.6
Collateral delinquency 60 or more days(3)	35.3	23.6	11.6	7.2	19.6

Monoline financial guarantee	$-	$-	$-	$-	$-

Note:

(2)	Represents both the credit and noncredit components of OTTI recorded in the first quarter of 2010.
(3)	Delinquency information is presented at the cross-collateralization level.

	Private Label MBS by Vintage -
	Subprime
(dollars in millions)	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$6.3	$6.3
CC	2.9	2.9

Total	$9.2	$9.2

Average price	65.0%	65.0%

Fair value	$6.0	$6.0
Amortized cost	8.8	8.8
Gross unrealized losses	(2.8)	(2.8)
Total 1Q 2010 OTTI charge taken(2)	-	-

Original credit enhancement	10.3%	10.3%
Weighted-average credit enhancement - current	39.7	39.7
Collateral delinquency 60 or more days(3)	32.9	32.9

Monoline financial guarantee	$-	$-

Note:

(2)	Represents both the credit and noncredit components of OTTI recorded in the first quarter of 2010.
(3)	Delinquency information is presented at the cross-collateralization level.

	Private Label MBS by Vintage - HELOC
			2004 and
(dollars in millions)	2006	2005	earlier	Total
Par by lowest external long- term rating:
AA	$22.7	$-	$-	$22.7
A	-	5.2	-	5.2
B	-	-	16.9	16.9
CCC	-	-	15.2	15.2

Total	$22.7	$5.2	$32.1	$60.0

Average price	63.7%	43.5%	48.6%	53.9%

Fair value	$14.4	$2.3	$15.6	$32.3
Amortized cost	22.7	5.2	26.3	54.2
Gross unrealized losses	(8.3)	(2.9)	(10.7)	(21.9)
Total 1Q 2010 OTTI charge taken(2)	-	-	-	-

Original credit enhancement	-%	3.1%	(0.2)%	0.2%
Weighted-average credit enhancement - current	-	10.7	2.7	2.4
Collateral delinquency 60 or more days(3)	3.3	0.5	11.8	7.3

Monoline financial guarantee	$22.7	$5.2	$32.1	$60.0

Note:

(2)	Represents both the credit and noncredit components of OTTI recorded in the first quarter of 2010.
(3)	Delinquency information is presented at the cross-collateralization level.

Private Label MBS Issuers and Servicers. The following tables provide further detailed information regarding the issuers and servicers of the Bank’s private label MBS portfolio that exceeded 5% of the total as of March 31, 2010. Management actively monitors the credit quality of the portfolio’s master servicers. For further information on the Bank’s MBS master servicer risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank’s financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.” in the Bank’s 2009 Annual Report filed on Form 10-K.

Original Issuers	Total Carrying Value
(in millions, including accrued interest)	Plus Accrued Interest	Total Fair Value
J.P. Morgan Chase & Co.	$1,481.2	$1,442.8
Lehman Brothers Holdings Inc.(1)	1,011.3	931.0
Wells Fargo & Co.	750.7	712.4
Countrywide Financial Corp.(2)	622.2	598.8
Citigroup Inc.	399.5	375.1
Other	1,395.3	1,281.2

Total	$5,660.2	$5,341.3

Master Servicers	Total Carrying Value
(in millions)	Plus Accrued Interest	Total Fair Value
Wells Fargo Bank, NA	$2,097.1	$1,969.0
Aurora Loan Services Inc.	1,005.5	926.0
US Bank	695.2	690.3
Bank of America Corp.(2)	636.5	612.1
Citimortgage Inc.	343.5	319.0
Other	882.4	824.9

Total	$5,660.2	$5,341.3

Note:

(1)	Lehman Brothers Holdings Inc. filed for bankruptcy in 2008. Aurora Loan Services Inc. is now servicing all but one of the bonds and six different trustees have assumed responsibility for these 22 bonds. However, the Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria.
(2)	Bank of America acquired Countrywide Financial Corp and Countrywide Home Loan Servicing LP following issuance of certain private label MBS. The Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria. However, Bank of America is currently servicing the private label MBS.

Private Label MBS Credit Ratings. The following table provides the credit ratings by collateral type as of March 31, 2010.

			Gross	Wtd-Avg
(dollars in millions)		Amortized	Unrealized	Collateral
Credit Rating as of March 31, 2010	Par	Cost(1)	Losses	Delinquency(2)
Private label residential MBS:
Prime:
AAA	$1,065.7	$1,052.3	$(36.3)	2.9%
AA	369.1	364.4	(30.4)	6.1
A	426.8	424.3	(44.0)	9.9
BBB	265.6	264.7	(27.9)	10.3
BB	164.6	164.5	(26.3)	12.8
B	386.2	384.4	(54.7)	11.3
CCC	1,270.1	1,218.9	(216.7)	13.0
CC	405.8	348.7	(66.6)	16.1

Total Prime	$4,353.9	$4,222.2	$(502.9)	9.7

Alt-A:
AAA	$427.0	$427.2	$(47.3)	5.8%
AA	102.1	101.0	(8.4)	6.5
A	111.4	111.2	(24.3)	11.6
BBB	133.5	132.3	(20.9)	11.5
BB	14.3	14.4	(7.6)	10.2
CCC	535.2	492.4	(115.7)	20.4
CC	508.1	442.1	(103.8)	30.4
C	202.9	166.3	(44.7)	35.5
D	46.9	40.4	(3.7)	25.1

Total Alt-A	$2,081.4	$1,927.3	$(376.4)	19.6

Subprime:
AAA	$6.3	$6.3	$(1.9)	31.1%
CC	2.9	2.5	(0.9)	36.9

Total Subprime	$9.2	$8.8	$(2.8)	32.9

HELOC:
AA	$22.7	$22.7	$(8.3)	3.3%
A	5.2	5.2	(2.9)	0.5
B	16.9	14.4	(6.4)	11.0
CCC	15.2	11.9	(4.3)	12.4

Total HELOC	$60.0	$54.2	$(21.9)	7.3

Note: The table presented above excludes par of $30.9 million, amortized cost of $31.6 million, and gross unrealized gains of $0.1 million related to the restricted certificates pertaining to the Shared Funding Program.

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).

(2)	Delinquency information is presented at the cross-collateralization level.

The following table provides changes in credit ratings by collateral type updated through April 30, 2010.

	Investment Ratings		Balances as of March 31, 2010
	March 31,	April 30,	Carrying	Fair
(dollars in millions)	2010	2010	Value	Value
Private label residential MBS	AAA	B	$94.9	$91.9
	AA	BBB	102.8	97.7
	A	BB	32.3	27.1
	BBB	B	84.8	78.5
	B	CCC	50.6	50.6

Total private label residential MBS			365.4	345.8
HELOCs	CCC	CC	1.8	1.8

Total private label MBS			$367.2	$347.6

Private Label MBS in Unrealized Loss Positions. The following table provides select financial and other statistical information on the portion of the private label MBS portfolio in an unrealized loss position at March 31, 2010.

Private Label MBS in Unrealized Loss Positions(1)

							April 30, 2010(2)
							% All
			Gross	Wtd-Avg	March 31,		Other	% Total	% Below
		Amort	Unrealized	Collateral	2010	%	Inv	Inv	Inv	Current %
(dollars in millions)	Par	Cost	Losses	Del Rate%(3)	% AAA	AAA	Grade(4)	Grade	Grade	Watchlist
Residential MBS backed by:
Prime loans:
First lien	$4,156.5	$4,030.3	$(502.9)	10.1%	20.9%	18.6%	22.6%	41.2%	58.8%	17.1%
Alt-A and other:
Alt-A other	$2,054.6	$1,901.3	$(376.4)	19.7%	19.5%	19.0%	17.0%	36.0%	64.0%	31.8%
Subprime loans:
First lien	$9.2	$8.8	$(2.8)	32.9%	68.2%	68.2%	-%	68.2%	31.8%	68.2%
HELOC backed by:
Alt-A and other:
Alt-A other	$60.0	$54.2	$(21.9)	7.3%	-%	-%	46.5%	46.5%	53.5%	85.7%

Notes:

(1)	The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program in the residential MBS-Prime category, including par balance of $30.9 million, amortized cost of $31.6 million, and gross unrealized gains of $0.1 million.
(2)	Reflects impact of paydowns to zero or sales of securities during April 2010.
(3)	Delinquency information is presented at the cross-collateralization level.
(4)	Excludes AAA-rated investments.

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

There are nine insured investment securities, including seven securities backed by HELOC mortgage loans and two state and local agency obligations. The credit rating of each of the MBS is closely related to the credit rating of the applicable bond insurer and most of these securities did not have stand-alone credit ratings and carry limited or no additional credit enhancement (CE). The Bank analyzes the creditworthiness of the bond insurer and typically assigns to the individual security the higher of the bond insurer’s rating or the stand-alone investment rating, if available.

	March 31, 2010		December 31, 2009
	Private	State and Local	Private	State and Local
	Label	Agency	Label	Agency
(in millions)	MBS	Obligations	MBS	Obligations
AMBAC Assurance Corporation (AMBAC)	$16.9	$-	$17.5	$-
Financial Guaranty Insurance Co. (FGIC)	3.5	-	3.6	-
Assured Guaranty Municipal Corp (AGMC)	22.7	-	23.3	-
MBIA Insurance Corporation (MBIA)	16.9	-	17.7	-
National Public Finance Guarantee Corp. (NPFG)	-	127.3	-	127.3

Total	$60.0	$127.3	$62.1	$127.3

In 2009, Financial Security Assurance Inc. (FSA) was acquired by Assured Guaranty Ltd and subsequently renamed Assured Guaranty Municipal Corp (AGMC). AGMC continues to guarantee legacy private label MBS; however, going forward, it is only underwriting securities in the municipal market.

The following table further details the par value of the Bank’s insured private label MBS by collateral type and vintage as of March 31, 2010.

	AMBAC		AGMC		MBIA		FGIC
	Monoline		Monoline		Monoline		Monoline
	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized
(in millions)	Coverage	Losses	Coverage	Losses	Coverage	Losses	Coverage	Losses
HELOC:
2006	$-	$-	$22.7	$(8.3)	$-	$-	$-	$-
2005	5.2	(2.9)	-	-	-	-	-	-
2004 and earlier	11.7	(3.2)	-	-	16.9	(6.4)	3.5	(1.1)

Total	$16.9	$(6.1)	$22.7	$(8.3)	$16.9	$(6.4)	$3.5	$(1.1)

The following table presents the rating of the Bank’s monoline insurers as of March 31, 2010.

	Moody’s		S&P		Fitch
	Credit		Credit		Credit
	Rating	Watch	Rating	Watch	Rating	Watch
AMBAC	Caa2	Positive	-	-	-	-
AGMC	Aa3	Negative	AAA	-	-	-
MBIA	B3	-	BB+	-	-	-
NPFG	Baa1	-	A	-	-	-
FGIC(1)	-	-	-	-	-	-

Note:

(1)	FGIC is no longer being rated.

In late March 2010, Ambac was required by one of its regulators to establish specific segregated accounts for certain of its insurance policies. Ambac’s regulator has stated that payments under the insurance policies will be suspended until September 2010. The Bank has three HELOC securities with a total par value of $16.9 million at March 31, 2010 that are insured by Ambac. One of the bonds was receiving insurance payments in the first quarter of 2010.

In addition, the Bank had three prime reperforming MBS, the underlying mortgage loans of which are government-guaranteed which generally provides for the substantial repayment of principal. These securities have a total par balance of $40.2 million and total fair value of $28.2 million at March 31, 2010. These three securities were all rated below investment grade at March 31, 2010.

Other-Than-Temporary Impairment. In the first quarter of 2010, the Bank recognized $27.6 million of credit-related OTTI charges in earnings (the credit loss) related to private label MBS, after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. The Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities). If delinquency and/or loss rates on mortgages and/or home equity loans continue to increase, and/or a decline in residential real estate values continues, the Bank could experience additional material credit-related OTTI losses on its investment securities.

The credit loss realized on the Bank’s private label MBS is equal to the difference between the amortized cost basis (pre-OTTI charge) and the present value of the estimated cash flows the Bank expects to realize on the private label MBS over their life. The Bank’s estimate of cash flows has a significant impact on the Bank’s determination of credit losses. Cash flows expected to be collected represent the cash flows that the Bank is likely to collect based on the performance and type of private label MBS and the Bank’s expectations of the economic environment. To ensure consistency in determination of the OTTI for private label MBS among all FHLBanks, the FHLBanks used the same key modeling assumptions for purposes of their cash flow analysis under the guidance of an FHLBank System OTTI Governance Committee (OTTI Governance Committee).

In performing the cash flow analysis on the majority of the Bank’s private label MBS, the Bank used two third party models. The first model considered borrower characteristics and the particular attributes of the loans underlying the majority of the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), and were based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of ten thousand or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 15 percent over the next six to twelve months. Thereafter, home prices are projected to remain flat for the first six months, then increase 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. A table of the significant assumptions (including default rates, prepayment rates and loss severities) used on those securities on which an OTTI was determined to have occurred during the three months ended March 31, 2010 is included in Note 6 to the unaudited financial statements in Item 1. Financial Statements and Supplementary Financial Data included in the quarterly report filed on this Form 10-Q. The classification is initially determined by the original classification of the bond. However, the cash flow model will override (i.e,. lower) this classification if certain criteria are met. Additionally, the Bank will adjust to a lower classification (i.e., Prime to Alt-A) any securities that have certain poor performance criteria. These adjustments will result in higher losses recorded.

The Bank was unable to perform a cash flow analysis for the Bank’s HELOCs using the two models above because loan-level data is not available. Therefore, the Bank performed a security-level cash flow test based on the following assumptions: (1) the six month actual constant default rate; (2) prepayment speeds from the Bank’s market risk modeling; and (3) 100% loss given default. The result was the Bank’s best estimate of cash flows for these bonds. Certain of these HELOCs are insured by third-party bond insurers (referred to as monoline insurers). The monoline insurers guarantee the timely payments of principal and interest. For these HELOCs, the Bank determined if there was a credit loss without any insurance proceeds from the monoline insurers. If there were, the Bank considered the capacity of the monoline insurer to cover the shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the OTTI Governance Committee performed analyses to assess the financial strength of these monoline insurers and established a burnout period by monoline insurer. The burnout period represents the date at which the OTTI Governance Committee estimates that the monoline insurer would be unable to meet its obligation of timely principal and interest. Shortfalls that occur before the burnout period expires are not considered a loss. The OTTI Governance Committee monitors the insurers and as facts and circumstances change, the burnout period could significantly change. During the first quarter of 2010, the Bank was receiving payments on two HELOCs from monoline bond insurers in accordance with contractual terms.

The following table presents the burnout period by monoline insurer used by the Bank.

Monoline Insurer	Burnout Period
AGMC	No expiration
AMBAC	May 31, 2010
MBIA	June 30, 2011
FGIC	n/a

n/a – not applicable; the New York Insurance Department recently ordered FGIC to suspend all claim payments.

As previously mentioned, in late March 2010, Ambac was required to establish specific segregated accounts for certain of its insurance policies. Payments under the insurance policies will be suspended until September 2010. The Bank has three HELOC securities with a total par value of $16.9 million at March 31, 2010 that are insured by Ambac. One of the bonds was receiving insurance payments in the first quarter of 2010.

In addition, the Bank was unable to perform a cash flow analysis for a limited number of bonds because loan level data was not available. For these bonds, the Bank identified a similar bond (referred to as a proxy bond), based on collateral type, vintage, and current performance. The Bank used the proxy bond’s month-by-month projections from the first model (referred to above) and entered them into the second model for our bond. The result is the Bank’s best estimate of cash flows. This proxy bond approach is the default approach approved by the OTTI Governance Committee for securities without loan level data.

These models and assumptions have a significant effect on determining whether any of the investment securities are OTTI. The use of different assumptions, as well as changes in market conditions, could result in materially different net income, retained earnings and total capital for the Bank. Based on the structure of the Bank’s private label MBS and the interaction of assumptions to estimate cash flows, the Bank is unable to isolate the impact of the assumption changes or performance deterioration on estimated credit losses recorded by the Bank. However, the Bank believes that the most significant driver of the credit loss during the first quarter of 2010 was deterioration of the collateral supporting the Bank’s securities and not changes to the assumptions, which remained relatively stable. Assumption changes in future periods could materially impact the amount of OTTI credit-related losses which could be recorded.

Based on the Bank’s OTTI evaluation, the Bank has determined that 45 of its private label MBS, including five HELOCs, were other-than-temporarily impaired at March 31, 2010 (i.e., they are projected to incur a credit loss during their life). These securities included the 44 CUSIPs that had previously been identified as other-than-temporarily impaired at December 31, 2009, for which an additional $27.6 million of credit loss was recorded during first quarter 2010. The Bank had recognized $266.1 million of credit losses on these securities life-to-date as of March 31, 2010. There was one additional CUSIP identified as other-than-temporarily impaired in first quarter 2010, on which the Bank recorded an insignificant credit loss. By comparison, at March 31, 2009, the Bank had determined that 17 of its private label MBS, one of which was a HELOC, were other-than-temporarily impaired. The Bank recognized $40.5 million of credit losses on these securities life-to-date as of March 31, 2009.

As noted previously, OTTI is based on estimates concerning private label MBS performance and assumptions regarding the economy. When the Bank updates its estimated cash flow projections, the Bank may determine that there is an increase in the estimated cash flows the Bank will receive. This increase in cash flows is recorded as an increase in the yield on the Bank’s investment and is recognized over the life of the investment. During first quarter

2010, the Bank recognized an increase in yield on certain private label MBS; this incremental increase in yield resulted in $0.5 million of additional interest income. The Bank had not recognized any additional interest income during the first quarter of 2009.

Beginning in second quarter 2009 and continuing through first quarter 2010, the Bank transferred private label MBS from held-to-maturity to available-for-sale when an OTTI credit loss had been recorded on the security. The Bank believes that the occurrence of a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness and permits transfers from held-to-maturity to available-for-sale without calling into question the classification of the remaining held-to-maturity securities. The Bank also believes that the transfer increases its flexibility to potentially sell private label MBS on which a credit loss has been recorded when market conditions improve without tainting the Bank’s entire held-to-maturity portfolio. During first quarter 2010, the Bank transferred a private label MBS from held-to-maturity to available-for-sale with a total amortized cost of $23.3 million, OTTI recognized in AOCI of $2.2 million and fair value of $21.1 million as of the date of the transfer.

The following tables present the entire private label and HELOC MBS portfolios and any related OTTI at and for the three months ended March 31, 2010.

Other-Than-Temporary Impairment of
Private Label and HELOC MBS
by Vintage
At and for the Three Months Ended March 31, 2010

	Prime(1)
		Gross		OTTI related	OTTI Related
	Amortized	Unrealized		to Credit	to Noncredit	Total OTTI
Vintage (in millions)	Cost(3)	Losses(2)	Fair Value	Losses	Losses	Losses
Private label residential MBS:
2007	$1,249.7	$(219.7)	$1,030.0	$(10.5)	$10.5	$-
2006	722.7	(94.3)	628.4	(1.2)	(1.0)	(2.2)
2005	798.1	(89.3)	708.8	(1.5)	1.5	-
2004 and earlier	1,451.7	(99.6)	1,353.1	-	-	-

Total	$4,222.2	$(502.9)	$3,720.3	$(13.2)	$11.0	$(2.2)

Total private label residential MBS	$4,222.2	$(502.9)	$3,720.3	$(13.2)	$11.0	$(2.2)

Note: The Bank had no Prime HELOCs

	Alt-A(1)
		Gross		OTTI related	OTTI Related
	Amortized	Unrealized		to Credit	to Noncredit	Total OTTI
Vintage (in millions)	Cost(3)	Losses(2)	Fair Value	Losses	Losses	Losses
Private label residential MBS:
2007	$330.2	$(86.0)	$244.3	$(3.9)	$3.9	$-
2006	729.5	(167.8)	561.6	(7.8)	7.8	-
2005	344.6	(54.5)	290.1	(2.4)	2.4	-
2004 and earlier	523.0	(68.1)	455.0	-	-	-

Total	$1,927.3	$(376.4)	$1,551.0	$(14.1)	$14.1	$-

HELOCs:
2006	$22.7	$(8.3)	$14.4	$-	$-	$-
2005	5.2	(2.9)	2.3	-	-	-
2004 and earlier	26.3	(10.7)	15.6	(0.3)	0.3	-

Total	$54.2	$(21.9)	$32.3	$(0.3)	$0.3	$-

Total private label residential MBS and HELOCs	$1,981.5	$(398.3)	$1,583.3	$(14.4)	$14.4	$-

	Subprime(1)
		Gross		OTTI related	OTTI Related
	Amortized	Unrealized		to Credit	to Noncredit	Total OTTI
Vintage (in millions)	Cost(3)	Losses(2)	Fair Value	Losses	Losses	Losses
Private label residential MBS:
2004 and earlier	$8.8	$(2.8)	$6.0	$-	$-	$-

Total	$8.8	$(2.8)	$6.0	-	-	-

Total private label residential MBS	$8.8	$(2.8)	$6.0	$-	$-	$-

Notes:

(1)	The FHLBanks classify private label MBS as Prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.
(2)	Represents total gross unrealized losses including noncredit related impairment recognized in AOCI.
(3)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).

Summary of Other-Than-Temporary Impairments Recorded by Security Type and
Duration of Unrealized Losses Prior to Impairment(1)
For the Three Months Ended March 31, 2010

	Noncredit-Related Gross Unrealized Losses(2)			Credit-Related Gross Unrealized Losses(3)
	Less than 12	12 Months or		Less than 12	12 Months or
(in millions)	Months	Greater	Total	Months	Greater	Total
Available-for-sale securities:
Prime:
Private label residential MBS	$-	$11.0	$11.0	$-	$(13.2)	$(13.2)
Alt-A:
Private label residential MBS	-	14.1	14.1	-	(14.1)	(14.1)
HELOCs
Private label residential MBS	-	0.3	0.3	-	(0.3)	(0.3)
Subprime:
Private label residential MBS	-	-	-	-	-	-

Total available-for-sale securities	$-	$25.4	$25.4	$-	$(27.6)	$(27.6)

Private label MBS total	$-	$25.4	$25.4	$-	$(27.6)	$(27.6)

Notes:

(1)	The FHLBanks classify private label MBS as Prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.
(2)	Noncredit losses were recognized in AOCI upon OTTI determination at March 31, 2010.
(3)	Credit losses were recognized in earnings upon OTTI determination at March 31, 2010.

In its ongoing review, management will continue to evaluate all impaired securities, including those on which charges for OTTI have been recorded. It is not possible for the Bank to predict the magnitude of future additional OTTI charges because that depends on many factors, including economic, conditions in the financial and housing markets and the actual and projected performance of the loan collateral underlying the Bank’s private label MBS portfolio. If either the assumptions become more severe or the performance of the Bank’s private label MBS portfolio continues to deteriorate, additional securities in the Bank’s held-to-maturity portfolio could become OTTI, which could lead to additional material OTTI charges. Furthermore, there could be additional OTTI credit charges due to more severe assumptions or deterioration in the performance on available-for-sale securities for which an OTTI charge has been previously recorded. At the present time, the Bank cannot estimate the future amount of any additional OTTI charges.

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

As shown in the table below, based on the estimated cash flows of the Bank’s private label MBS and home equity loan investments under the adverse case scenario, the Bank’s first quarter 2010 credit losses would have increased $86.2 million. The increase in the credit loss under the adverse case scenario is the result of the credit loss increasing on securities currently identified by the Bank as OTTI and three additional securities with an unpaid principal balance of $123.9 million. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could significantly increase the estimated credit loss recorded by the Bank. The adverse case housing price forecast is not management’s best estimate forecast and should not be used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

OTTI Credit Loss – Base vs. Stress Scenario
For the Three Months Ended March 31, 2010

	Base Case Scenario	Stress Scenario
(in millions)	(In Net Loss)	(Disclosure Only)
Prime	$13.2	$52.5
Alt-A	14.1	59.1
Subprime	-	0.1
HELOCs	0.3	2.1

Total OTTI credit loss	$27.6	$113.8

Credit and Counterparty Risk – Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Bank offers a mortgage loan purchase program as a service to members. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure, including the necessary CE. These assets carry CEs, which give them the approximate equivalent of a AA credit rating, although the CE is not actually rated. The Bank had net mortgage loan balances of $5.0 billion and $5.2 billion as of March 31, 2010 and December 31, 2009, respectively, after allowance for credit losses of $2.9 million and $2.7 million, respectively. The increase in the allowance for credit losses related to the MPF portfolio was driven by several factors, including updated default and loss assumptions. Delinquencies in the Bank’s portfolio remain markedly below national delinquency rates for prime mortgage loans.

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

Under the provisions of the Program, when an insurer is no longer considered a qualified SMI provider for the MPF Program due to a ratings downgrade, the Bank is required to notify affected PFIs that they will be required to take one of the following actions within six months: (1) obtain replacement SMI coverage with a different provider; or (2) provide their own undertaking equivalent to SMI coverage, including assumption of CE and adequate collateralization of the CE obligation. To date, the Bank’s affected PFIs have pledged sufficient collateral to secure their CE obligations. In the event the PFIs had not taken one of these actions, the Bank would have withheld the PFIs performance-based CE fees.

Very few of the Bank’s mortgage insurers currently maintain a rating of A+ or better by at least one credit rating agency. As required by the Program, for ongoing primary mortgage insurance, the ratings model currently requires additional CE from the PFI to compensate for the lower mortgage insurer rating. The MPF Plus product currently requires supplemental mortgage insurance under the Program. The Bank had no open MPF Plus Master Commitments at March 31, 2010 and has not purchased loans under MPF Plus Commitments since July 2006.

The following tables present mortgage insurance provider credit exposure and concentrations with coverage greater than 10% of total coverage as of March 31, 2010 and December 31, 2009.

	March 31, 2010
	Credit Rating (Fitch/	Primary	Supplemental	Total
	Moody’s/Standard &	Mortgage	Mortgage	Credit	Percent of
(dollars in millions)	Poor’s)	Insurance	Insurance	Exposure	Total
Genworth Mortgage Insurance Corp. (Genworth)	- / Baa2 / BBB-	$6.5	$51.4	$57.9	41.5
Mortgage Guaranty Insurance Corp. (MGIC)	- / Ba3 / B+	23.5	3.7	27.2	19.5
Republic Mortgage Insurance Company (RMIC)	BBB- / Ba1 / BBB-	14.5	5.1	19.6	14.0
PMI Mortgage Insurance Co. (PMI)	- / B2 / B+	12.9	0.7	13.6	9.7
Other insurance providers	-	20.9	0.4	21.3	15.3

Total		$78.3	$61.3	$139.6	100.0

	December 31, 2009
	Credit Rating (Fitch/	Primary	Supplemental	Total
	Moody’s/Standard &	Mortgage	Mortgage	Credit	Percent of
(dollars in millions)	Poor’s)	Insurance	Insurance	Exposure	Total
Genworth Mortgage Insurance Corp. (Genworth)	- / Baa2 / BBB-	$6.9	$51.4	$58.3	40.7
Mortgage Guaranty Insurance Corp. (MGIC)	BB- / Ba2 / B+	24.2	3.6	27.8	19.4
Republic Mortgage Insurance Company (RMIC)	BBB- / Baa2 / BBB-	15.4	5.1	20.5	14.3
PMI Mortgage Insurance Co. (PMI)	- / Ba3 / B+	13.6	0.8	14.4	10.0
Other insurance providers	-	22.0	0.4	22.4	15.6

Total		$82.1	$61.3	$143.4	100.0

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

The Bank regularly monitors the credit exposure of derivative transactions by determining the market value of positions using an internal pricing model. The market values generated by this model are compared to other internal models and dealer prices on a monthly basis. Collateral transfers required due to changes in market values are conducted on a daily basis, when necessary. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The recent deterioration in the credit/financial markets has heightened the Bank’s awareness of derivative default risk. In response, the Bank has worked toward lessening this risk by (1) attempting to negotiate revised International Swaps Dealers Association, Inc. (ISDA) standards, when necessary, that should help to mitigate losses in the event of a counterparty default and (2) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts. The Bank’s ISDAs typically require segregation of the Bank’s collateral posted with the counterparty and do not permit rehypothecation.

The table below reflects only those counterparties which have net credit exposure at March 31, 2010 and December 31, 2009. In addition, the maximum credit exposure represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank and the net credit exposure represents maximum credit exposure less the protection afforded by contractually required collateral held by the Bank.

	March 31, 2010
		Notional	Maximum	Cash
(dollars in millions)	Number of	Principal	Credit	Collateral	Net Credit
Credit Rating(1)	Counterparties	Outstanding	Exposure	Held	Exposure
AA	3	$3,243.0	$10.9	$-	$10.9
A	1	100.0	3.3	-	3.3

Total	4	$3,343.0	$14.2	$-	$14.2

	December 31, 2009
		Notional	Maximum	Cash
(dollars in millions)	Number of	Principal	Credit	Collateral	Net Credit
Credit Rating(1)	Counterparties	Outstanding	Exposure	Held	Exposure
AA	2	$440.0	$3.4	$-	$3.4
A	2	125.0	4.2	-	4.2

Total	4	$565.0	$7.6	$-	$7.6

Note:

(1)	Credit ratings reflect the lowest rating from the credit rating agency. These tables do not reflect changes in any rating, outlook or watch status after March 31, 2010 and December 31, 2009. The Bank measures credit exposure through a process which includes internal credit review and various external factors.

At the time of its bankruptcy, Lehman Brothers along with its subsidiary LBSF, was the Bank’s largest derivative counterparty. As a result of the bankruptcy filing in September 2008, the Bank terminated 595 derivative trades. A portion of these trades were replaced. For further information, see the detailed discussion regarding the Lehman-related transactions in “Current Financial and Mortgage Market Events and Trends” in this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Liquidity and Funding Risk

As a wholesale bank, the Bank’s financial strategies are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank’s liquidity resources are designed to support these financial strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank’s assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Effective March 6, 2009, the Finance Agency provided final guidance revising and formalizing prior guidance regarding additional increases in liquidity originally provided to the FHLBanks in fourth quarter 2008. This final guidance requires the Bank to maintain sufficient liquidity in an amount at least equal to its anticipated cash outflows under two different scenarios. One scenario assumes that the Bank can not access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that during that period it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the original five calendar day contingency liquidity requirement discussed below. The requirement is designed to enhance the Bank’s protection against temporary disruptions in access to the FHLBank System debt markets in response to a rise in capital markets volatility. Longer term contingency liquidity is discussed in the contingency liquidity section which follows.

Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa/P-1 by Moody’s Investor Service, Inc. and AAA/A-1+ by Standard & Poor’s. These ratings measure the likelihood of timely payment of principal and interest. At March 31, 2010, the Bank’s consolidated obligation bonds outstanding totaled $42.5 billion compared to $49.1 billion as of December 31, 2009, a decrease of $6.6 billion, or 13.4%. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at March 31, 2010 were $10.0 billion compared to $10.2 billion at December 31, 2009, a decrease of $218.5 million, or 2.1%, largely due to a decrease in short-term member borrowings. The Bank may combine consolidated obligations with derivatives in order to lower its effective all-in cost of funds and simultaneously reduce interest rate risk. The funding strategy of issuing bonds while simultaneously entering into swap agreements is referred to as the issuance of structured debt. Discount notes have not generally been combined with derivatives by the Bank, although this approach may be used by the Bank in the future.

The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. From July 2008 through August 2009, market concerns regarding the outlook for the net supply of GSE debt over the short-term, as well as any investments linked to the U.S. housing market, adversely affected access to the unsecured debt markets, particularly for long-term and callable debt. As a result, the Bank experienced an increase in long-term debt funding costs relative to the U.S. Treasury and LIBOR yield curves which reflected both investor reluctance to purchase longer-term obligations and investor demand for high-quality, short-term assets. As these long-term debt spreads widened, the Bank experienced difficulty providing term funding to its members at attractive levels consistent with historical practice. Since August 2009, these conditions have improved. In addition, the Bank’s ability to access the longer-term debt market has also improved, although the Bank’s funding costs relative to LIBOR have increased.

The Bank’s investments also represent a key source of liquidity. Total investments available for liquidation may include trading securities, available-for-sale securities, Federal funds sold and certificates of deposit. These amounts were $9.4 billion at March 31, 2010, compared to $9.8 billion at December 31, 2009. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasuries, TLGP investments, U.S. agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. In addition, U.S. Treasuries may be used as collateral for derivative counterparty obligations in lieu of cash.

For further information on the Bank’s liquidity risks, see additional discussion in Item 1A. Risk Factors entitled “The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank’s liquidity. In addition, if the Bank’s ability to access the long-term debt markets would be limited, this may have a material adverse effect on its liquidity, results of operations and financial condition, as well as its ability to fund operations, including advances.” in the Bank’s 2009 Annual Report filed on Form 10-K.

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions; operational disruptions at other FHLBanks or the OF; or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a Liquidity and Funds Management Policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and (4) if necessary, allowing loans to mature without renewal. The Bank’s GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access. Due in part to capital markets disruptions in the fourth quarter of 2008, the Bank was in violation of this 90-day liquidity requirement at times in the first six months of 2009 but was in compliance at each quarter-end in 2009 and at March 31, 2010.

Additionally, consistent with regulatory requirements, the Bank’s liquidity and funds management policy has historically required the Bank to hold contingency liquidity sufficient to meet the Bank’s estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank’s liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, securities available for repurchase agreements, available-for-sale securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At March 31, 2010 and December 31, 2009, excess contingency liquidity was approximately $12.3 billion and $12.9 billion, respectively.

Repurchases of Excess Capital Stock.  In the past, the Bank also retained liquidity to repurchase a member’s capital stock, upon request and at the Bank’s sole discretion, at par value as long as the repurchase would not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. Throughout

2008, it had been the Bank’s practice to routinely (monthly) repurchase capital stock in excess of a member’s minimum investment requirement. As a result, increases and decreases in capital stock remained generally in line with changes in the borrowing patterns of members. On December 23, 2008, the Bank announced its voluntary decision to temporarily suspend the repurchase of excess capital stock until further notification in an effort to preserve capital. Additionally, as of both March 31, 2010 and December 31, 2009, the Bank had outstanding capital redemption requests of $8.3 million. See Note 11 of the unaudited financial statements in Item 1. Financial Statements and Supplementary Financial Data in the quarterly report filed on this Form 10-Q for additional information.

Operating and Business Risks

Operating Risk.  Operating risk is defined as the risk of unexpected loss resulting from human error, systems malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls. The Bank has established operating policies and procedures to manage each of the specific operating risks, which are categorized as compliance, fraud, legal, information and personnel. The Bank’s Internal Audit department, which reports directly to the Audit Committee of the Bank’s Board, regularly monitors compliance with established policies and procedures. Management continually monitors the effectiveness of the internal control environment and takes action as appropriate to enhance the environment. Some operating risk may also result from external factors which are beyond the Bank’s control, such as the failure of other parties with which the Bank conducts business to adequately address their own operating risks. Governance over the management of operating risks takes place through the Bank’s Operating Risk Management Committee. Business areas retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has developed an operating risk management framework, which includes key risk indicators.

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

Business Risk.  Business risk is the risk of an adverse impact on the Bank’s profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to continued financial services industry consolidation, a declining membership base, concentration of borrowing among members, an increase in non-borrowing members, the introduction of new competing products and services, increased non-Bank competition, weakening of the FHLBank System’s GSE status, changes in the deposit and mortgage markets for the Bank’s members, and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives. The Bank’s Risk Management Committee monitors economic indicators and the external environment in which the Bank operates and attempts to mitigate this risk through long-term strategic planning.

Item 1: Financial Statements (unaudited)
Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except per share amounts)	2010	2009
Interest income:
Advances	$73,550	$240,628
Prepayment fees on advances, net	721	1,070
Interest-bearing deposits	170	5,814
Federal funds sold	1,275	4
Trading securities (Note 3)	993	5,915
Available-for-sale securities (Note 4)	42,702	92
Held-to-maturity securities (Note 5)	62,838	147,386
Mortgage loans held for portfolio	63,722	76,858

Total interest income	245,971	477,767

Interest expense:
Consolidated obligation discount notes	2,612	24,783
Consolidated obligation bonds	184,174	396,164
Deposits	200	412
Other borrowings	15	17

Total interest expense	187,001	421,376

Net interest income before provision (benefit) for credit losses	58,970	56,391
Provision (benefit) for credit losses	(168)	443

Net interest income after provision (benefit) for credit losses	59,138	55,948
Other income (loss):
Total OTTI losses (Note 6)	(2,154)	(324,808)
Portion of OTTI losses recognized in other comprehensive loss (Note 6)	(25,415)	294,348

Net OTTI losses (Note 6)	(27,569)	(30,460)
Net gains (losses) on trading securities (Note 3)	(326)	56
Net loss on derivatives and hedging activities (Note 9)	(4,565)	(1,202)
Contingency reserve (Note 14)	—	(35,314)
Services fees	625	630
Other, net	2,331	1,957

Total other loss	(29,504)	(64,333)
Other expense:
Salaries and benefits expense	8,928	8,239
Other operating expense	5,548	5,534
Finance Agency expense	979	776
Office of Finance expense	702	664

Total other expense	16,157	15,213

Income (loss) before assessments	13,477	(23,598)
Affordable Housing Program	1,100	—
REFCORP	2,476	—

Total assessments	3,576	—

Net income (loss)	$9,901	$(23,598)

Earnings (loss) per share:
Weighted average shares outstanding (excludes mandatorily redeemable stock)	40,239	39,929

Basic and diluted earnings (loss) per share	$0.25	$(0.59)

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	March 31,	December 31,
(in thousands, except par value)	2010	2009
ASSETS
Cash and due from banks	$251,566	$1,418,743
Interest-bearing deposits	6,198	7,571
Federal funds sold	4,100,000	3,000,000
Investment securities:
Trading securities (Note 3)	1,286,274	1,286,205
Available-for-sale securities, at fair value (Note 4)	2,368,992	2,397,303
Held-to-maturity securities; fair value of $8,216,405 and $10,106,225, respectively (Note 5)	8,479,542	10,482,387
Advances (Note 7)	36,823,771	41,177,310
Mortgage loans held for portfolio (Note 8), net of allowance for credit losses of $2,870 and $2,680, respectively	4,991,274	5,162,837
Banking on Business loans, net of allowance for credit losses of $9,220 and $9,481, respectively	11,549	11,819
Accrued interest receivable	205,853	229,005
Prepaid REFCORP assessment	37,165	39,641
Premises, software and equipment, net	21,065	21,707
Derivative assets (Note 9)	14,223	7,662
Other assets	58,522	48,672

Total assets	$58,655,994	$65,290,862

Federal Home Loan Bank of Pittsburgh
Statement of Condition (continued) (unaudited)

	March 31,	December 31,
(in thousands, except par value)	2010	2009
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$1,394,142	$1,257,717
Noninterest-bearing	24,229	26,613

Total deposits	1,418,371	1,284,330

Consolidated obligations, net: (Note 10)
Discount notes	9,990,414	10,208,891
Bonds	42,477,099	49,103,868

Total consolidated obligations, net	52,467,513	59,312,759

Mandatorily redeemable capital stock (Note 11)	8,256	8,256
Accrued interest payable	230,922	301,495
Affordable Housing Program	22,139	24,541
Derivative liabilities (Note 9)	649,714	623,524
Other liabilities	21,113	22,844

Total liabilities	54,818,028	61,577,749

Commitments and contingencies (Note 14)	—	—

Capital (Note 11)
Capital stock-putable ($100 par value) issued and outstanding shares:
40,351 and 40,181 shares in 2010 and 2009, respectively	4,035,130	4,018,065
Retained earnings	398,889	388,988
Accumulated other comprehensive income (loss) (AOCI) (Note 11):
Net unrealized loss on available-for-securities (Note 4)	(1,871)	(2,020)
Net noncredit portion of OTTI losses on available-for-sale securities (Note 4)	(593,778)	(691,503)
Net unrealized gain relating to hedging activities	263	264
Pension and post-retirement benefits	(667)	(681)

Total accumulated other comprehensive income (loss)	(596,053)	(693,940)

Total capital	3,837,966	3,713,113

Total liabilities and capital	$58,655,994	$65,290,862

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For the Three Months Ended March 31,
(in thousands)	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$9,901	$(23,598)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,819	(124,418)
Change in net fair value adjustment on derivative and hedging activities	54,606	190,802
OTTI credit losses	27,569	30,460
Other adjustments	(168)	443
Net change in:
Trading securities	(69)	(3,134,112)
Accrued interest receivable	23,143	73,149
Other assets	869	39,595
Accrued interest payable	(70,573)	(81,581)
Other liabilities(1)	(1,605)	(8,668)

Total adjustments	39,591	(3,014,330)

Net cash provided by (used in) operating activities	$49,492	$(3,037,928)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $1,373 and $253 from other FHLBanks for mortgage loan programs)	$20,721	$(3,523,614)
Federal funds sold	(1,100,000)	1,250,000
Premises, software and equipment	(767)	(1,544)
Available-for-sale securities:
Net increase in short-term	—	(500,000)
Proceeds	121,600	2,097
Held-to-maturity securities:
Net decrease in short-term	1,450,000	2,700,000
Proceeds from long-term	520,594	1,028,791
Purchases of long-term	—	(275,000)
Advances:
Proceeds	24,379,186	58,740,733
Made	(20,045,570)	(49,196,833)
Mortgage loans held for portfolio:
Proceeds	212,754	352,245
Purchases	(44,226)	(113,458)

Net cash provided by investing activities	$5,514,292	$10,463,417

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued) (unaudited)

	For the Three Months Ended March 31,
(in thousands)	2010	2009
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$134,679	$434,681
Net (payments) for derivative contracts with financing elements	(31,814)	(56,741)
Net proceeds from issuance of consolidated obligations:
Discount notes	14,648,905	25,596,937
Bonds (including none from other FHLBanks)	6,147,075	11,257,611
Payments for maturing and retiring consolidated obligations:
Discount notes	(14,867,674)	(34,049,220)
Bonds (including none from other FHLBanks)	(12,779,197)	(10,628,441)
Proceeds from issuance of capital stock	17,065	20,816

Net cash (used in) by financing activities	$(6,730,961)	$(7,424,357)

Net (decrease) increase in cash and cash equivalents	(1,167,177)	1,132
Cash and cash equivalents at beginning of the period	1,418,743	67,577

Cash and cash equivalents at end of the period	$251,566	$68,709

Supplemental disclosures:
Interest paid during the period	$254,710	$583,195
AHP payments, net	3,502	7,279
Transfers of mortgage loans to real estate owned	5,253	3,140
Non-cash transfer of OTTI held-to-maturity security to available-for-sale	21,124	—

Note:

(1)	Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable
			Retained
(in thousands)	Shares	Par Value	Earnings	AOCI	Total Capital
Balance December 31, 2008	39,817	$3,981,688	$170,484	$(17,305)	$4,134,867

Cumulative effect of adjustments to opening balance relating to amended OTTI guidance			$255,961	$(255,961)	$—
Proceeds from sale of capital stock	208	$20,816			20,816
Net shares reclassified to mandatorily redeemable capital stock	(33)	(3,331)			(3,331)
Comprehensive income (loss):
Net loss			(23,598)		(23,598)
Net unrealized losses on available- for-sale securities				(342)	(342)
Noncredit component of other-than- temporarily impaired securities:
Available-for-sale				477	477
Held-to-maturity				(294,348)	(294,348)
Accretion of noncredit portion of impairment losses on held-to- maturity securities				7,162	7,162
Reclassification adjustment for losses (gains) included in net income relating to:
Hedging activities				106	106
Pension and postretirement benefits				36	36

Total comprehensive loss			(23,598)	(286,909)	(310,507)

Balance March 31, 2009	39,992	$3,999,173	$402,847	$(560,175)	$3,841,845

Balance at December 31, 2009	40,181	$4,018,065	$388,988	$(693,940)	$3,713,113

Proceeds from sale of capital stock	170	17,065			17,065
Net shares reclassified to mandatorily redeemable capital stock	—	—			—
Comprehensive income (loss):
Net income			9,901		9,901
Net unrealized gains on available- for-sale securities				149	149
Net noncredit portion of OTTI losses on available- for-sale securities:
Noncredit portion of OTTI losses including noncredit OTTI losses transferred from held- to-maturity securities and subsequent fair value adjustments				70,166	70,166
Reclassification of noncredit portion of impairment losses included in net income				27,559	27,559
Net noncredit portion of OTTI losses on held-to-maturity securities:
Noncredit portion of OTTI losses				(2,144)	(2,144)
Reclassification of noncredit portion of OTTI losses included in net income
Reclassification of noncredit portion of OTTI losses to available-for-sale securities				2,144	2,144
Reclassification adjustment for losses (gains) included in net income relating to:
Hedging activities				(1)	(1)
Pension and postretirement benefits				14	14

Total comprehensive income			9,901	97,887	107,788

Balance at March 31, 2010	40,351	$4,035,130	$398,889	$(596,053)	$3,837,966

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements

Note 1 – Background Information

The Bank, a federally chartered corporation, is one of 12 district FHLBanks. The FHLBanks serve the public by enhancing the availability of credit for residential mortgages and community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. According to final Finance Agency regulation effective February 4, 2010, Community Development Financial Institutions (CDFIs) which meet certain standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required to hold capital stock.

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

The Finance Agency’s principal purpose with respect to the FHLBanks is to promote a safe and sound manner of FHLBank operations including maintenance of adequate capital and internal controls. In addition, the Finance Agency promotes; the fostering of operations and activities of each FHLBank that are liquid, efficient, competitive, and resilient national housing finance markets; compliance by each FHLBank with the title and the rules, regulations, guidelines, and orders issued under the Housing Act and the authorizing statute; each FHLBank carries out its statutory mission only through activities that are authorized under and consistent with the Act and the Housing Act; and consistency with the public interest of the activities of each FHLBank and the manner in which such regulated entity is operated. Each FHLBank operates as a separate entity with its own management, employees and board of directors. The Bank does not consolidate any off-balance sheet special-purpose entities (SPEs) or other conduits.

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

The accounting and financial reporting policies of the Bank conform to GAAP. Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2009 included in the Bank’s 2009 Annual Report filed on Form 10-K.

Notes to Financial Statements (continued)

Note 2 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Accounting for Transfers of Financial Assets. During June 2009, the FASB issued guidance which is intended to improve the relevance, representational faithfulness, and comparability of information about a transfer of financial assets. This guidance amends sale accounting by eliminating the concept of a qualifying special-purpose entity (QSPE), establishes the requirements for sale accounting for transfers of portions of a financial instrument, clarifies and amends de-recognition provisions, amends the gain/loss recognition provisions related to sales of beneficial interests, and requires enhanced disclosures. The Bank adopted this guidance on January 1, 2010 and applied it prospectively. The Bank’s adoption of this guidance had no impact on its Statement of Operations and Statement of Condition.

Accounting for the Consolidation of Variable-Interest Entities (VIEs). During June 2009, the FASB issued guidance intended to amend the consolidation guidance for VIEs. This updated guidance eliminates the scope exception for QSPEs, establishes a more qualitative evaluation to determine the primary beneficiary based on power and obligation to absorb losses or right to receive benefits, and requires the Bank to constantly reassess who is the primary beneficiary of a VIE. The Bank adopted this guidance on January 1, 2010 which was applied to all current VIEs (including QSPEs). The adoption of this guidance had no impact on the Bank’s Statement of Operations and Statement of Condition.

Improving Disclosures about Fair Value Measurements. During January 2010, the FASB issued amended guidance specific to fair value disclosures. The amended guidance requires that the Bank disclose: (1) the amounts of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for such transfers and (2) separately, the amount of purchases, sales, issuance and settlement activity in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The amended guidance clarifies that fair value disclosures should be provided for each class of assets and liabilities, which would normally be a subset of a line item in the Statement of Condition. The amended guidance also requires additional disclosure regarding inputs and valuation techniques used to measure fair values classified under Levels 2 or 3 of the fair value hierarchy. With the exception of the required changes noted above related to the reconciliation of Level 3 fair values, which are effective for the Bank January 1, 2011, the Bank adopted the amended guidance on January 1, 2010, which resulted in increased financial statement disclosures, but had no impact on the Bank’s Statement of Operations and Statement of Condition. See Note 13 to the unaudited financial statements in the quarterly report filed on this Form 10-Q for the enhanced disclosures.

Recognition and Presentation of Other-Than-Temporary Impairments (OTTI). During April 2009, the FASB issued guidance amending previous OTTI guidance for debt securities (amended OTTI guidance), please refer to the Bank’s 2009 Financial Statements issued on Form 10-K for more information regarding the amended OTTI guidance. The Bank adopted the amended OTTI guidance as of January 1, 2009, and recognized the effects of applying this guidance as a change in accounting principle. The Bank recognized $255.9 million cumulative effect as an adjustment to retained earnings at January 1, 2009, with a corresponding offset to AOCI as a result of adopting the amended OTTI guidance.

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

Notes to Financial Statements (continued)

Note 3 – Trading Securities

The following table presents trading securities as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(in thousands)	2010	2009
TLGP investments	$249,992	$250,008
U.S. Treasury bills	1,029,722	1,029,499
Mutual funds offsetting deferred compensation	6,560	6,698

Total	$1,286,274	$1,286,205

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $6.6 million and $6.7 million at March 31, 2010 and December 31, 2009, respectively.

The Bank recorded net losses on trading securities of $326 thousand for the first quarter of 2010 and net gains on trading securities of $56 thousand for the first quarter of 2009. Interest income on trading securities was $1.0 million and $5.9 million for the quarters ended March 31, 2010 and 2009, respectively.

Note 4 – Available-for-Sale Securities

The following table presents available-for-sale securities as of March 31, 2010 and December 31, 2009.

	March 31, 2010
			Gross	Gross
		OTTI	Unrecognized	Unrecognized
	Amortized	Recognized	Holding	Holding
(in thousands)	Cost(1)	in OCI(2)	Gains(3)	Losses(3)	Fair Value
Mutual funds offsetting supplemental retirement plan	$1,993	$—	$3	$—	$1,996
Private label MBS:
Private label residential MBS	2,936,336	(1,000,559)	417,496	(1,874)	2,351,399
HELOCs	26,312	(13,985)	3,270	—	15,597

Total private label MBS	2,962,648	(1,014,544)	420,766	(1,874)	2,366,996

Total available-for-sale securities	$2,964,641	$(1,014,544)	$420,769	$(1,874)	$2,368,992

Notes to Financial Statements (continued)

	December 31, 2009
			Gross	Gross
		OTTI	Unrecognized	Unrecognized
	Amortized	Recognized	Holding	Holding
(in thousands)	Cost(1)	in OCI(2)	Gains(3)	Losses(3)	Fair Value
Mutual funds offsetting supplemental retirement plan	$1,993	$-	$2	$-	$1,995
Private label MBS:
Private label residential MBS	3,061,870	(1,026,734)	347,859	(2,022)	2,380,973
HELOCs	26,963	(13,225)	597	-	14,335

Total private label MBS	3,088,833	(1,039,959)	348,456	(2,022)	2,395,308

Total available-for-sale securities	$3,090,826	$(1,039,959)	$348,458	$(2,022)	$2,397,303

Notes:

(1)
Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of  cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).

(2)	Represents the noncredit portion of an OTTI recognized during the life of the security.

(3)	Unrecognized holding gains/(losses) represent the difference between estimated fair value and amortized cost less OTTI recognized in other comprehensive loss.

The mutual funds are held in a Rabbi trust to secure a portion of the Bank’s supplemental retirement obligation to participants. These obligations were $4.0 million at both March 31, 2010 and December 31, 2009.

The following table presents a reconciliation of the available-for-sale OTTI loss recognized through AOCI to the total net noncredit portion of OTTI losses on available-for-sale securities in AOCI as of March 31, 2010.

(in thousands)	March 31, 2010
Total OTTI loss recognized in OCI	$(1,014,544)
Subsequent unrecognized changes in fair value	420,766

Net noncredit portion of OTTI losses on available-for-sale securities in AOCI	$(593,778)

The following tables summarize the available-for-sale securities with unrealized losses as of March 31, 2010 and December 31, 2009. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses(1)
Private label:
Private label residential MBS	$-	$-	$2,351,399	$(584,937)	$2,351,399	$(584,937)
HELOCs	-	-	15,597	(10,715)	15,597	(10,715)

Total private label MBS	-	-	2,366,996	(595,652)	2,366,996	(595,652)

Total available-for-sale securities	$-	$-	$2,366,996	$(595,652)	$2,366,996	$(595,652)

Notes to Financial Statements (continued)

	December 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses(1)
Private label:
Private label residential MBS	$-	$-	$2,380,973	$(680,897)	$2,380,973	$(680,897)
HELOCs	-	-	14,335	(12,628)	14,335	(12,628)

Total private label MBS	-	-	2,395,308	(693,525)	2,395,308	(693,525)

Total available-for-sale securities	$-	$-	$2,395,308	$(693,525)	$2,395,308	$(693,525)

Note:

(1)	As a result of differences in the definitions of unrealized losses and unrecognized holding losses, total unrealized losses in the table above will not agree with total gross unrecognized holding losses in the previous tables. Unrealized losses include OTTI recognized in OCI and gross unrecognized holding gains and losses.

Securities Transferred. Beginning in second quarter 2009 and continuing through first quarter 2010, the Bank transferred investment securities from held-to-maturity to available-for-sale when an OTTI credit loss had been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its financial flexibility to sell the securities if management determines it is prudent to do so. The Bank has no current plans to sell securities that are transferred, nor is it under any requirement to do so. At March 31, 2010, the Bank transferred one private label MBS from held-to-maturity to available-for-sale, as an OTTI credit loss was recorded on this security during the first quarter of 2010. The following table presents the information on the private label MBS transferred at March 31, 2010. There were no securities transferred at March 31, 2009.

			Gross	Gross
		OTTI	Unrecognized	Unrecognized
	Amortized	Recognized	Holding	Holding	Fair
(in thousands)	Cost	in OCI	Gains	Losses	Value
March 31, 2010 transfers	$23,268	$(2,144)	$-	$-	$21,124

Total 2010 transfers	$23,268	$(2,144)	$-	$-	$21,124

Redemption Terms. Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees.

As of March 31, 2010, the amortized cost of the Bank’s private label MBS classified as available-for-sale included net purchased discounts of $18.6 million and credit losses of $266.1 million, partially offset by OTTI-related accretion adjustments of $15.9 million. As of December 31, 2009, the amortized cost of the Bank’s private label MBS classified as available-for-sale included net purchased discounts of $18.5 million and credit losses of $238.6 million, partially offset by OTTI-related accretion adjustments of $16.2 million.

Notes to Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest payment terms for available-for-sale MBS at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(in thousands)	2010	2009
Amortized cost of available-for-sale MBS:
Pass through securities:
Fixed-rate	$1,393,117	$1,464,702
Variable-rate	50,898	53,370
Collateralized mortgage obligations:
Fixed-rate	1,442,571	1,492,169
Variable-rate	76,062	78,592

Total available-for-sale MBS	$2,962,648	$3,088,833

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

Realized Gains and Losses. There were no sales of available-for-sale securities and, therefore, no realized gains or losses on sales for the three months ended March 31, 2010 and 2009.

Note 5 – Held-to-Maturity Securities

The following table presents held-to-maturity securities as of March 31, 2010 and December 31, 2009.

	March 31, 2010
			Gross
	Amortized	Gross	Unrecognized
	Cost/Carrying	Unrecognized	Holding
(in thousands)	Value	Holding Gains	Losses	Fair Value
Certificates of deposit(1)	$1,650,000	$6	$(1)	$1,650,005
Government-sponsored enterprises	71,414	1,177	-	72,591
State or local agency obligations	608,680	16,324	(25,964)	599,040

Subtotal	2,330,094	17,507	(25,965)	2,321,636
MBS:
U.S. agency	1,670,438	4,505	(639)	1,674,304
Government- sponsored enterprises	1,197,528	49,196	(538)	1,246,186
Private label MBS:
Private label residential MBS	3,253,589	1,469	(297,503)	2,957,555
HELOCs	27,893	-	(11,169)	16,724

Total private label MBS	3,281,482	1,469	(308,672)	2,974,279

Total MBS	6,149,448	55,170	(309,849)	5,894,769

Total held-to-maturity securities	$8,479,542	$72,677	$(335,814)	$8,216,405

Notes to Financial Statements (continued)

	December 31, 2009
			Gross
	Amortized	Gross	Unrecognized
	Cost/Carrying	Unrecognized	Holding
(in thousands)	Value	Holding Gains	Losses	Fair Value
Certificates of deposit(1)	$3,100,000	$143	$(4)	$3,100,139
Government-sponsored enterprises	176,741	1,853	-	178,594
State or local agency obligations	608,363	17,009	(30,837)	594,535

	3,885,104	19,005	(30,841)	3,873,268
MBS:
U.S. agency	1,755,686	2,019	(4,551)	1,753,154
Government-sponsored enterprises	1,312,228	47,999	(2,337)	1,357,890
Private label MBS:
Private label residential MBS	3,500,813	373	(391,869)	3,109,317
HELOCs	28,556	-	(15,960)	12,596

Total private label MBS	3,529,369	373	(407,829)	3,121,913

Total MBS	6,597,283	50,391	(414,717)	6,232,957

Total held-to-maturity securities	$10,482,387	$69,396	$(445,558)	$10,106,225

Note:

(1)Represents certificates of deposit that meet the definition of a security.

Restricted securities related to the Shared Funding Program are classified as held-to-maturity and are included in private label residential MBS as of March 31, 2010 and December 31, 2009. The restricted securities had a total amortized cost of $31.6 million and $33.2 million as of March 31, 2010 and December 31, 2009, respectively.

The following tables summarize the held-to-maturity securities with unrealized losses as of March 31, 2010 and December 31, 2009. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Certificates of deposit	$349,999	$(1)	$-	$-	$349,999	$(1)
State or local agency obligations	-	-	263,068	(25,964)	263,068	(25,964)
MBS:
U.S. agency	692,851	(639)	-	-	692,851	(639)
Government-sponsored enterprises	47,170	(12)	202,523	(526)	249,693	(538)
Private label:
Private label residential MBS	1,540	(385)	2,706,848	(297,118)	2,708,388	(297,503)
HELOCs	-	-	16,724	(11,169)	16,724	(11,169)

Total private label MBS	1,540	(385)	2,723,572	(308,287)	2,725,112	(308,672)

Total MBS	741,561	(1,036)	2,926,095	(308,813)	3,667,656	(309,849)

Total	$1,091,560	$(1,037)	$3,189,163	$(334,777)	$4,280,723	$(335,814)

Notes to Financial Statements (continued)

	December 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Fair Value	Losses	Value	Losses	Value	Losses
Certificates of deposit	$399,996	$(4)	$-	$-	$399,996	$(4)
State or local agency obligations	2,771	(37)	258,233	(30,800)	261,004	(30,837)
MBS:
U.S. agency	1,126,928	(4,551)	-	-	1,126,928	(4,551)
Government-sponsored enterprises	-	-	207,951	(2,337)	207,951	(2,337)
Private label:
Private label residential MBS	-	-	3,075,741	(391,869)	3,075,741	(391,869)
HELOCs	-	-	12,596	(15,960)	12,596	(15,960)

Total private label MBS	-	-	3,088,337	(407,829)	3,088,337	(407,829)

Total MBS	1,126,928	(4,551)	3,296,288	(410,166)	4,423,216	(414,717)

Total	$1,529,695	$(4,592)	$3,554,521	$(440,966)	$5,084,216	$(445,558)

Securities Transferred. Beginning in second quarter 2009 and continuing through first quarter 2010, the Bank transferred investment securities from held-to-maturity to available-for-sale when an OTTI credit loss had been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its financial flexibility to sell the securities if management determines it is prudent to do so. The Bank has no current plans to sell securities that are transferred, nor is it under any requirement to do so. At March 31, 2010, the Bank transferred one private label MBS from held-to-maturity to available-for-sale. See Note 4 for additional information.

Redemption Terms. The amortized cost and fair value of held-to-maturity securities by contractual maturity as of March 31, 2010 and December 31, 2009 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	March 31, 2010		December 31, 2009
	Amortized		Amortized
(in thousands)	Cost/Carrying		Cost/Carrying
Year of Maturity	Value	Fair Value	Value	Fair Value
Due in one year or less	$1,705,681	$1,705,833	$3,255,517	$3,256,500
Due after one year through five years	78,027	82,149	77,852	82,252
Due after five years through ten years	83,199	84,027	88,545	90,142
Due after ten years	463,187	449,627	463,190	444,374

	2,330,094	2,321,636	3,885,104	3,873,268
MBS	6,149,448	5,894,769	6,597,283	6,232,957

Total	$8,479,542	$8,216,405	$10,482,387	$10,106,225

Notes to Financial Statements (continued)

At March 31, 2010, the amortized cost of the Bank’s private label MBS classified as held-to-maturity included net purchased discounts of $36.3 million, with no OTTI-related discounts. At December 31, 2009, the amortized cost of the Bank’s private label MBS classified as held-to-maturity included net purchased discounts of $39.8 million, with no OTTI-related discounts.

Interest Rate Payment Terms. The following table details interest rate payment terms for held-to-maturity securities at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(in thousands)	2010	2009
Amortized cost of held-to-maturity securities other than MBS:
Fixed-rate	$1,973,524	$3,428,553
Variable-rate	356,570	456,551

Total non-MBS	2,330,094	3,885,104
Amortized cost of held-to-maturity MBS:
Pass through securities:
Fixed-rate	1,228,228	1,382,318
Variable-rate	1,153,154	1,181,345
Collateralized mortgage obligations:
Fixed-rate	2,034,962	2,227,045
Variable-rate	1,733,104	1,806,575

Total MBS	6,149,448	6,597,283

Total held-to-maturity securities	$8,479,542	$10,482,387

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

Realized Gains and Losses. There were no sales of held-to-maturity securities and, therefore, no realized gains or losses on sales, for the three months ended March 31, 2010 and 2009. However, the Bank may sell certain held-to-maturity securities with less than 15 percent of the acquired principal outstanding remaining at the time of sale. Such sales are considered maturities for the purposes of security classification. Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future, as noted above in the Securities Transferred and Realized Gains and Losses discussions. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

Note 6 – Other-Than-Temporary Impairment

The Bank evaluates its individual available-for-sale and held-to-maturity investment securities holdings in an unrealized loss position for OTTI on a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date. For

Notes to Financial Statements (continued)

securities in an unrealized loss position that meet neither of these conditions, the Bank performs analysis to determine if any of these securities will incur a credit loss and, therefore, are other-than-temporarily impaired.

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

For agency MBS, the Bank has determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of March 31, 2010, all of the gross unrealized losses on its agency MBS are temporary.

To support consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Certain private label MBS backed by multi-family and commercial real estate loans, HELOCs, manufactured housing loans and other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. These alternative procedures include using a proxy bond’s loan level results to allocate loan level cash flows, extrapolate historical data (such as HELOCs), or a qualitative analysis of government agency loan-level guarantees. Securities evaluated using alternative procedures were not significant to the Bank, as they represented approximately 3 percent of the par balance of MBS at March 31, 2010.

As discussed above, to assess whether the entire amortized cost basis of its private label residential MBS will be recovered, the Bank, where possible, performed a cash flow analysis. In performing the cash flow analysis for each of these securities classified as prime, Alt-A and subprime, in accordance with the FHLBanks’ OTTI Governance Committee, the Bank used two third-party models. The first model considered borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes which were forecasted for the relevant states and core-based statistical areas (CBSAs), based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10,000 or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 12 percent over the next six to twelve months. Thereafter, home prices are projected to remain flat for the first six months, then increase 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan-level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The

Notes to Financial Statements (continued)

scenario of cash flows determined based on the modeling approach described above reflects a best estimate scenario and includes a base case current-to-trough housing price forecast and a base case housing price recovery path.

To assess whether the entire amortized cost basis of HELOCs will be recovered, the Bank performs a security-level cash flow test on different third-party models because loan-level data is not available. The security-level cash flow test is based on published assumptions concerning prepayments, actual six-month average constant default rate, and loss severities of 100 percent. Certain private-label MBS owned by the Bank are insured by third-party bond insurers (monoline insurers). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash flow analysis of the HELOCs protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancements in the form of excess spread, over-collateralization, and credit subordination, to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then the Bank considers the capacity of the third-party bond insurer to cover any shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the FHLBanks’ OTTI Governance Committee has performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers’ ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claim paying resources and anticipated claims in the future. This assumption is referred to as the burnout period and is expressed in months. The results of the insurer financial analysis were then incorporated in the third-party cash flow model, as a key input. Any cash flow shortfalls that occurred beyond the burnout period were considered not recoverable and the insured security was then deemed to be other-than-temporarily impaired.

There are four insurers wrapping the Bank’s HELOC investments. Of these four, the financial guarantee from Assured Guaranty Municipal Corp. (AGMC) is considered sufficient to cover all future claims and is, therefore, excluded from the burnout analysis discussed above. Another insurer, Financial Guarantee Insurance Corp. (FGIC), was recently ordered by the New York Insurance Department to suspend all claim payments. In effect, FGIC then has no burnout period and no analysis was performed. The Bank has analyzed the burnout period for the two remaining insurers, Ambac Assurance Corp. (Ambac), which has a burnout period ending May 31, 2010, and MBIA Insurance Corp. (MBIA), which has a burnout period ending June 30, 2011. The Bank factored in these assumptions when relying on credit protection from Ambac and MBIA. The Bank monitors these insurers and as facts and circumstances change, the burnout period could significantly change.

For those securities for which an OTTI was determined to have occurred during the three months ended March 31, 2010 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended March 31, 2010 as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss recognized in earnings during the first quarter of 2010. The CUSIP classification (Prime, Alt-A and subprime) is based on the classification used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance. Securities classified as Prime at issuance, but experiencing poor performance based on delinquency

Notes to Financial Statements (continued)

rates of the underlying collateral pool, may result in the security being modeled as Alt-A. Estimating cash flows of Prime securities with Alt-A assumptions increased the projected losses on certain CUSIPs.

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of	Weighted		Weighted		Weighted		Weighted
Securitization	Avg %	Range %	Avg %	Range %	Avg %	Range %	Avg %	Range %
Prime:
2007	9.5	5.5-11.6	29.2	14.3-36.3	42.3	37.8-47.0	6.5	4.0-7.8
2006	9.8	n/a	27.8	n/a	43.6	n/a	14.3	n/a
2005	6.1	6.0-6.3	12.2	7.9-14.4	57.3	56.5-58.9	4.2	4.1-4.3

	9.3	5.5-11.6	27.5	7.9-36.3	43.8	37.8-58.9	7.5	4.0-14.3
Alt-A:
2007	10.4	8.8-11.4	50.7	35.3-55.9	46.7	42.6-51.3	7.2	3.4-15.1
2006	11.5	7.4-13.0	40.2	15.9-72.6	43.3	31.9-52.0	7.5	3.3-10.5
2005	8.9	7.9-10.4	21.4	20.6-34.4	36.3	34.9-46.0	5.2	4.8-6.2
2004 and prior	12.3	n/a	6.2	n/a	10.0	n/a	4.8	n/a

	10.9	7.4-13.0	43.3	6.2-72.6	44.1	10.0-52.0	7.2	3.3-15.1
Subprime:
2004 and prior	13.3	n/a	36.3	n/a	90.8	n/a	16.2	n/a

Total	10.4	5.5-13.3	38.1	6.2-72.6	44.0	10.0-90.8	7.3	3.3-16.2

n/a — not applicable

Significant Inputs for OTTI HELOCs(1)
	Prepayment Rates		Default Rates		Loss Severities
Year of	Weighted		Weighted		Weighted
Securitization	Avg %	Range %	Avg %	Range %	Avg %	Range %
Alt-A:
2004 and prior	8.5	n/a	12.7	n/a	100.0	n/a

n/a — not applicable

Note:

(1)	Current credit enhancement weighted average and range percentages are not considered meaningful for home equity loan investments, as the majority of these investments are third-party insured.

To determine the amount of the credit loss, the Bank compares the present value of the cash flows expected to be collected from its private label residential MBS to its amortized cost basis. For the Bank’s private label residential MBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. To calculate the present value of the estimated cash flows for fixed rate bonds the Bank uses the effective interest rate for the security prior to impairment. To calculate the present value of the estimated cash flows for variable rate and hybrid private label MBS, the Bank uses the contractual interest rate plus a fixed spread that sets the present value of cash flows equal to amortized cost before impairment. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis and uses the previous effective rate or spread until there is an increase in cash flows. When there is an increase in cash flows, the effective rate or spread adjustment to coupon interest rate is recalculated.

During the fourth quarter of 2009, the Bank changed its estimation technique used to determine the present value of estimated cash flows expected to be collected for its variable rate and hybrid private label residential MBS.

Notes to Financial Statements (continued)

Specifically, prior to the fourth quarter of 2009, the Bank used the effective interest rate for the security prior to impairment for fixed, variable, and hybrid private label MBS. The new estimation technique requires the Bank to update the effective interest rate used in its present value calculation, which isolated movements in the underlying interest rate indices from its measurement of credit loss. This change in present value estimation technique did not have a significant impact on the Bank’s estimated credit losses for its variable rate and hybrid private label residential MBS at December 31, 2009.

The table below summarizes the Bank’s available-for-sale investment securities as of March 31, 2010 for which an OTTI has been recognized during the three months ended March 31, 2010 and during the life of the security.

	Available-for-Sale Investment Securities
	OTTI Recognized During			OTTI Recognized During
	the Three Months Ended March 31, 2010			the Life of the Security
	Unpaid			Unpaid
	Principal	Amortized	Fair	Principal	Amortized	Fair
(in thousands)	Balance	Cost(1)	Value	Balance	Cost(1)	Value
Private label residential MBS:
Prime	$1,705,756	$1,597,270	$1,311,631	$1,844,279	$1,733,571	$1,427,861
Alt-A	1,187,243	1,051,627	803,420	1,345,879	1,194,013	917,573
Subprime	2,920	2,499	1,586	2,920	2,499	1,586
HELOCs	4,481	3,011	1,758	32,082	26,312	15,597

Total OTTI securities	2,900,400	2,654,407	2,118,395	3,225,160	2,956,395	2,362,617

Private label MBS not OTTI	331,013	308,241	248,601	6,253	6,253	4,379

Total private label MBS	$3,231,413	$2,962,648	$2,366,996	$3,231,413	$2,962,648	$2,366,996

Notes:

(1) Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).

Substantially all of the remainder of the private label MBS investment securities portfolio, including those investments classified as held-to-maturity, have experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining investment securities in an unrealized loss position and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery.

Notes to Financial Statements (continued)

The tables below summarize the impact of OTTI credit and noncredit losses recorded on available-for-sale investment securities for the three months ended March 31, 2010 and 2009.

	For the Three Months Ended
	March 31, 2010
		OTTI Related to
	OTTI Related to	Net Noncredit	Total OTTI
(in thousands)	Credit Loss	Loss	Losses
Private label residential MBS:
Prime	$(13,243)	$11,089	$(2,154)
Alt-A	(14,015)	14,015	-
Subprime	(21)	21	-
HELOCs	(290)	290	-

Total OTTI on private label MBS	$(27,569)	$25,415	$(2,154)

As noted in the table above, of the $27.6 million of OTTI related to credit loss, $25.4 million of it was the result of OTTI previously recorded as noncredit losses being reclassified and recognized as credit losses.

	For the Three Months Ended
	March 31, 2009
		OTTI Related to
	OTTI Related to	Net Noncredit	Total OTTI
(in thousands)	Credit Loss	Loss	Losses
Private label residential MBS:
Prime	$(1,291)	$(32,849)	$(34,140)
Alt-A	(29,169)	(261,499)	(290,668)
Subprime	-	-	-

Total OTTI on private label MBS	$(30,460)	$(294,348)	$(324,808)

Notes to Financial Statements (continued)

The following tables present the rollforward of the amounts related to credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three months ended March 31, 2010 and 2009.

For the Three Months
Ended March 31,
(in thousands)	2010
Beginning balance	$238,130
Additions:
Credit losses for which OTTI was not previously recognized	10
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	27,559
Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(505)

Ending balance	$265,194

For the Three Months
Ended March 31,
(in thousands)	2009
Beginning balance	$10,039 (3)
Additions:
Credit losses for which OTTI was not previously recognized	15,733
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	14,727

Ending balance	$40,499

Notes:

(1)	For the three months ended March 31, 2010 and 2009, OTTI “previously recognized” represents securities that were impaired prior to January 1, 2010 and 2009, respectively.

(2)	This represents the increase in cash flows recognized in interest income during the period.

(3)	The Bank adopted the amended OTTI guidance as of January 1, 2009 and recognized the cumulative effect of initially applying this guidance, totaling $255.9 million, as an adjustment to retained earnings at January 1, 2009, with a corresponding offsetting adjustment to AOCI.

Notes to Financial Statements (continued)

Note 7 – Advances

Redemption Terms. At March 31, 2010 and December 31, 2009, the Bank had advances outstanding including AHP loans at interest rates ranging from 0% to 7.8% as summarized below. AHP subsidized loans have interest rates ranging between 0% and 6.5%.

	March 31, 2010		December 31, 2009
		Weighted		Weighted
(dollars in thousands)		Average		Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in 1 year or less	$17,136,580	2.47%	$18,967,798	2.55%
Due after 1 year through 2 years	2,764,479	3.45	4,478,412	3.07
Due after 2 years through 3 years	5,232,463	3.56	4,735,971	3.51
Due after 3 years through 4 years	1,569,409	3.85	2,835,357	3.41
Due after 4 years through 5 years	1,737,885	4.50	1,474,737	4.61
Thereafter	6,982,083	5.20	7,263,708	5.17

Total par value	35,422,899	3.40%	39,755,983	3.34%

Discount on AHP advances	(809)		(854)
Deferred prepayment fees	(141)		(154)
Hedging adjustments	1,401,822		1,422,335

Total book value	$36,823,771		$41,177,310

Index amortizing loans require repayment according to predetermined amortization schedules linked to the level of various indices. Usually, as market interest rates rise (fall), the maturity of an index amortizing loan to member extends (contracts).

The Bank offers advances that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (returnable advances). Other advances may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At March 31, 2010 and December 31, 2009, the Bank had returnable advances of $32.0 million and $12.0 million, respectively. The following table summarizes advances by year of contractual maturity or next call date for returnable advances as of March 31, 2010 and December 31, 2009.

(in thousands)	March 31,	December 31,
Year of Contractual Maturity or Next Call Date	2010	2009
Due in 1 year or less	$17,168,580	$18,979,798
Due after 1 year through 2 years	2,764,479	4,478,412
Due after 2 years through 3 years	5,230,463	4,733,971
Due after 3 years through 4 years	1,549,409	2,835,357
Due after 4 years through 5 years	1,737,885	1,474,737
Thereafter	6,972,083	7,253,708

Total par value	$35,422,899	$39,755,983

The Bank also offers convertible advances. With a convertible advance, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed advance, which the Bank normally would exercise when interest rates increase, and offering a floating-rate advance. At

Notes to Financial Statements (continued)

March 31, 2010 and December 31, 2009, the Bank had convertible advances outstanding of $6.4 billion and $6.8 billion, respectively. The following table summarizes advances by year of contractual maturity or next convertible date for convertible advances as of March 31, 2010 and December 31, 2009.

(in thousands)	March 31,	December 31,
Year of Contractual Maturity or Next Convertible Date	2010	2009
Due in 1 year or less	$21,906,430	$23,975,498
Due after 1 year through 2 years	2,463,379	4,089,962
Due after 2 years through 3 years	4,208,963	4,104,971
Due after 3 years through 4 years	1,422,409	2,160,357
Due after 4 years through 5 years	1,381,135	1,223,987
Thereafter	4,040,583	4,201,208

Total par value	$35,422,899	$39,755,983

Security Terms. The Bank lends to financial institutions involved in housing finance within its district according to Federal statutes, including the Act. The Act requires the Bank to obtain sufficient collateral for advances to protect against losses and to accept only certain U.S. government or government agency securities, residential mortgage loans, cash or deposits in the Bank, and other eligible real estate-related assets as collateral for such advances.

CFIs are eligible under expanded statutory collateral rules to use secured small business, small farm and small agriculture loans and securities representing a whole interest in such secured loans. Secured loans for “community development activities” is a permitted purpose for funding use and as eligible collateral for advances to CFIs; however, the Finance Agency has not implemented final regulations defining “community development activities.”

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

At March 31, 2010 and December 31, 2009, on a borrower-by-borrower basis, the Bank had secured a perfected interest in collateral with an eligible collateral value in excess of the book value of all advances. The estimated value of the collateral required to secure each member’s obligation is calculated by applying collateral discounts or weightings. On the basis of the financial condition of the member, the type of security agreement, and other factors, the Bank requires the member and any affiliate pledgor to execute a written security agreement and imposes one of two requirements to protect the collateral secured:

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

Notes to Financial Statements (continued)

Credit Risk. While the Bank has never experienced a loan loss on an advance, the expansion of collateral for CFIs and lending to nonmember housing associates and CDFIs provides the potential for additional credit risk for the Bank. Deterioration in real estate values in various markets, with a resulting decline in the value of certain mortgage loans and mortgage securities pledged as collateral, also pose the potential for additional risk. The management of the Bank has policies and procedures in place to manage this credit risk. Accordingly, the Bank has not provided any allowance for credit losses on advances.

The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2010, the Bank had advances of $21.9 billion outstanding to the five largest borrowers, which represented 61.7% of total advances outstanding. Of these five, three each had outstanding loan balances in excess of 10 percent of the total portfolio at March 31, 2010. As of December 31, 2009, the Bank had advances of $25.4 billion outstanding to the five largest borrowers, which represented 63.9% of total advances outstanding. Of these five, three each had outstanding loan balances in excess of 10 percent of the total portfolio at December 31, 2009. The Bank held sufficient collateral to secure advances and the Bank does not expect to incur any losses on advances. See Note 12 for further information on transactions with related parties.

Interest Rate Payment Terms. The following table details interest rate payment terms for advances as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(in thousands)	2010	2009
Fixed rate – overnight	$169,000	$147,577
Fixed rate – term:
Due in 1 year or less	15,663,120	18,476,686
Thereafter	16,279,790	17,569,424
Variable-rate:
Due in 1 year or less	1,304,460	343,535
Thereafter	2,006,529	3,218,761

Total par value	$35,422,899	$39,755,983

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

Notes to Financial Statements (continued)

The following table presents information as of March 31, 2010 and December 31, 2009 on mortgage loans held for portfolio.

	March 31,
(in thousands)	2010	December 31, 2009
Fixed medium-term single-family mortgages(1)	$834,582	$878,332
Fixed long-term single-family mortgages(1)	4,116,799	4,243,117

Total par value	4,951,381	5,121,449

Premiums	45,925	47,703
Discounts	(18,038)	(18,798)
Hedging adjustments	14,876	15,163

Total mortgage loans held for portfolio	$4,994,144	$5,165,517

Note:

(1)	Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity as of March 31, 2010 and December 31, 2009.

	March 31,
(in thousands)	2010	December 31, 2009
Government-guaranteed/insured loans	$388,059	$398,039
Conventional loans	4,563,322	4,723,410

Total par value	$4,951,381	$5,121,449

Year of maturity
Due within one year	$12	$19
Due after one year through five years	4,680	4,665
Due after five years	4,946,689	5,116,765

Total par value	$4,951,381	$5,121,449

Note 9 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and liabilities.

Consistent with Finance Agency policy, the Bank enters into derivatives to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulation and the Bank’s risk management policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The Bank may only use derivatives to reduce funding costs for consolidated obligations and to manage interest rate risk, mortgage prepayment risk and foreign currency risk positions. Interest-rate exchange agreements (also referred to as derivatives) are an integral part of the Bank’s financial management strategy.

The most common ways, in no particular order, in which the Bank uses derivatives are to:

•	reduce interest-rate sensitivity and repricing gaps of assets and liabilities;
•	reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

Notes to Financial Statements (continued)

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

The goal of the Bank’s interest rate risk management strategy is not to eliminate interest rate risk, but to manage it within appropriate limits. One strategy the Bank may use to manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with their associated interest rate derivatives, limit the Bank’s risk exposure. The Bank may use interest rate derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances, MPF loans, MBS, and consolidated obligations) to achieve risk management objectives.

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

Notes to Financial Statements (continued)

•	in asset/liability management (i.e.,“economic” hedges that do not qualify for hedge accounting); or
•	by acting as an intermediary.

The Bank reevaluates its hedging strategies from time to time and may change the hedging techniques it uses or adopt new strategies.

Bank management uses derivatives when they are considered to be a cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not necessarily qualify for hedge accounting (economic hedges).

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

Consolidated Obligations. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. To date, no FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank. The Bank may enter into derivatives to hedge the interest rate risk associated with its specific debt issuances. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the interest-rate exchange agreement with the cash outflow on the consolidated obligation.

For example, fixed-rate consolidated obligations are issued by the Bank, and the Bank may simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows designed to mirror, in timing and amount, the cash outflows that the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances (typically 1- or 3-month LIBOR). The fixed-rate consolidated obligation and matching derivative are treated as fair-value hedges. The Bank may issue variable-rate consolidated obligation - bonds indexed to LIBOR, the U.S. Prime rate, or Federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt. Basis risk represents the risk that changes to one interest rate index will not perfectly offset changes to another interest rate index.

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

Advances. The Bank offers a wide array of advances structured to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the funding liabilities. Whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank may simultaneously execute a derivative with terms that offset the terms and embedded options in the advance. For example, the Bank may hedge a fixed-rate

Notes to Financial Statements (continued)

advance with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advances to variable-rate. This type of hedge is treated as a fair-value hedge.

When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the loan from a fixed rate to a variable rate if interest rates increase. A convertible advance carries an interest rate lower than a comparable-maturity fixed-rate advance that does not have the conversion feature. With a putable advance, the Bank effectively purchases a put option from the member that allows the Bank to put or extinguish the fixed-rate advance, which the Bank normally would exercise when interest rates increase, and the borrower may elect to enter into a new loan. The Bank may hedge these advances by entering into a cancelable interest-rate swap.

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

Anticipated Debt Issuance. The Bank may enter into interest-rate swaps for the anticipated issuance of fixed-rate consolidated obligations–bonds to lock in the cost of funding. The interest-rate swap is terminated upon issuance of the fixed-rate consolidated obligations–bond, with the realized gain or loss on the interest-rate swap recorded in AOCI. Realized gains and losses reported in AOCI are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed-rate consolidated obligations–bonds.

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

Notes to Financial Statements (continued)

marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank.

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies and regulations. The recent deterioration in the credit/financial markets has heightened the Bank’s awareness of derivative default risk. In response, the Bank has worked toward lessening this risk by (1) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts; (2) substituting securities for cash collateral, which would allow a more detailed identification of the Bank’s particular collateral; and (3) attempting to negotiate revised ISDA Master Agreement terms, when necessary, that should help to mitigate losses in the event of a counterparty default. These agreement negotiations include establishing tri-party collateral agreements where possible to further protect the Bank’s collateral. The Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty and do not permit rehypothecation.

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

At March 31, 2010 and December 31, 2009, the Bank’s maximum credit risk, as defined above, was approximately $14.9 million and $7.6 million, respectively. These totals include $8.7 million and $4.9 million of net accrued interest receivable, respectively. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held $0.6 million in cash collateral at March 31, 2010 and no cash collateral at December 31, 2009. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at March 31, 2010 was $1.1 billion for which the Bank has posted cash and securities collateral with a fair value of approximately $749.0 million in the normal course of business. If the Bank’s credit ratings had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $306.5 million of collateral to its derivative counterparties at March 31, 2010. However, the Bank’s credit ratings have not changed during the previous twelve months.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 14 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivative dealer and thus does not trade derivatives for short-term profit.

Notes to Financial Statements (continued)

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

The following tables summarize the notional and fair value of derivative instruments as of March 31, 2010 and December 31, 2009. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	March 31, 2010
	Notional
	Amount of	Derivative	Derivative
(in thousands)	Derivatives	Assets	Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$42,779,247	$381,895	$1,494,941

Total derivatives in hedge accounting relationships	$42,779,247	$381,895	$1,494,941

Derivatives not in hedge accounting relationships:
Interest rate swaps	$34,000	$-	$1,131
Interest rate caps or floors	1,428,750	4,376	406
Mortgage delivery commitments	16,741	39	69

Total derivatives not in hedge accounting relationships	$1,479,491	$4,415	$1,606

Total derivatives before netting and collateral adjustments	$44,258,738	$386,310	$1,496,547

Netting adjustments		(371,450)	(371,450)
Cash collateral and related accrued interest		(637)	(475,383)

Total collateral and netting adjustments(1)		(372,087)	(846,833)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$14,223	$649,714

Notes to Financial Statements (continued)

	December 31, 2009
	Notional
	Amount of	Derivative	Derivative
(in thousands)	Derivatives	Assets	Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$51,335,964	$451,215	$1,568,756

Total derivatives in hedge accounting relationships	$51,335,964	$451,215	$1,568,756

Derivatives not in hedge accounting relationships:
Interest rate swaps	$34,000	$-	$1,580
Interest rate caps or floors	1,653,750	9,617	1,096
Mortgage delivery commitments	3,406	20	3

Total derivatives not in hedge accounting relationships	$1,691,156	$9,637	$2,679

Total derivatives before netting and collateral adjustments	$53,027,120	$460,852	$1,571,435

Netting adjustments		(453,190)	(453,190)
Cash collateral and related accrued interest		-	(494,721)

Total collateral and netting adjustments(1)		(453,190)	(947,911)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$7,662	$623,524

Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Operations.

	For the Three Months Ended
	March 31,
	2010	2009
(in thousands)	Gain (Loss)	Gain (Loss)
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$(753)	$(1,796)

Total net loss related to fair value hedge ineffectiveness	(753)	$(1,796)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$448	$1,445
Interest rate caps or floors	(4,534)	(1,341)
Net interest settlements	(398)	(1,497)
Mortgage delivery commitments	390	1,852
Intermediary transactions:
Interest rate swaps	-	-
Other	282	135

Total net gain (loss) related to derivatives not designated as hedging instruments	$(3,812)	$594

Net losses on derivatives and hedging activities	$(4,565)	$(1,202)

The following table presents, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2010 and 2009.

				Effect of
			Net Fair	Derivatives on
	Gain/(Loss) on	Gain/(Loss) on	Value Hedge	Net Interest
(in thousands)	Derivative	Hedged Item	Ineffectiveness	Income(1)
Three months ended March 31, 2010:
Hedged item type:
Advances	$14,417	$(16,114)	$(1,697)	$(244,368)
Consolidated obligations – bonds	8,907	(7,963)	944	120,817

Total	$23,324	$(24,077)	$(753)	$(123,551)

Three months ended March 31, 2009:
Hedged item type:
Advances	$323,901	$(343,084)	$(19,183)	$(251,567)
Consolidated obligations – bonds	(70,374)	87,761	17,387	107,818

Total	$253,527	$(255,323)	$(1,796)	$(143,749)

Note:

(1)	Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

Notes to Financial Statements (continued)

The Bank had no active cash flow hedging relationships during the quarters ended March 31, 2010 and 2009. The losses reclassified from AOCI into income for the effective portion of the previously terminated cash flow hedges are presented in the tables below for the three months ended March 31, 2010 and 2009. This activity was reported in interest expense — consolidated obligation-bonds in the Bank’s Statement of Operations.

Losses Reclassified from AOCI
(in thousands)	into Income
For the three months ended March 31, 2010	$(6)

For the three months ended March 31, 2009	$(114)

As of March 31, 2010, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months were not material.

Note 10 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 16 to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

The following table details interest rate payment terms for consolidated obligation bonds as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(in thousands)	2010	2009
Par value of consolidated bonds:
Fixed-rate	$35,632,037	$42,153,784
Step-up	480,000	210,000
Floating-rate	6,040,000	6,430,000
Conversion bonds:
Floating to fixed	-	15,000

Total par value	$42,152,037	$48,808,784

Bond premiums	65,512	42,114
Bond discounts	(28,349)	(27,645)
Hedging adjustments	287,899	280,615

Total book value	$42,477,099	$49,103,868

Notes to Financial Statements (continued)

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(dollars in thousands)		Weighted Average		Weighted Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in 1 year or less	$13,078,500	1.62%	$21,165,000	1.42%
Due after 1 year through 2 years	7,912,900	1.54	8,170,700	1.89
Due after 2 years through 3 years	7,158,600	2.93	5,665,000	3.25
Due after 3 years through 4 years	2,817,900	3.87	3,402,500	3.80
Due after 4 years through 5 years	3,014,650	3.57	1,977,900	4.37
Thereafter	4,625,500	4.55	4,610,500	4.83
Index amortizing notes	3,543,987	5.07	3,817,184	5.05

Total par value	$42,152,037	2.73%	$48,808,784	2.60%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(in thousands)	2010	2009
Par value of consolidated bonds:
Noncallable	$37,330,537	$42,660,284
Callable	4,821,500	6,148,500

Total par value	$42,152,037	$48,808,784

The following table summarizes consolidated obligation bonds outstanding by year of contractual maturity or next call date as of March 31, 2010 and December 31, 2009.

(in thousands)	March 31,	December 31,
Year of Contractual Maturity or Next Call Date	2010	2009
Due in 1 year or less	$16,843,500	$25,917,000
Due after 1 year through 2 years	8,470,900	9,015,700
Due after 2 years through 3 years	5,784,600	4,339,000
Due after 3 years through 4 years	2,329,900	2,599,500
Due after 4 years through 5 years	2,369,150	1,245,400
Thereafter	2,810,000	1,875,000
Index amortizing notes	3,543,987	3,817,184

Total par value	$42,152,037	$48,808,784

Notes to Financial Statements (continued)

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(dollars in thousands)	2010	2009
Book value	$9,990,414	$10,208,891
Par value	9,992,234	10,210,000
Weighted average interest rate	0.13%	0.08%

Note 11 – Capital

The Bank is subject to three capital requirements under its current capital plan structure and the Finance Agency rules and regulations: (1) risk-based capital, (2) total capital and (3) leverage capital. See details regarding these requirements and the Bank’s capital plan in Note 19 to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

The following table demonstrates the Bank’s compliance with these capital requirements at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$2,537,446	$4,442,275	$2,826,882	$4,415,308
Total capital-to-asset ratio	4.0%	7.6%	4.0%	6.8%
Total regulatory capital	$2,346,240	$4,442,293	$2,611,634	$4,415,422
Leverage ratio	5.0%	11.4%	5.0%	10.1%
Leverage capital	$2,932,800	$6,663,431	$3,264,543	$6,623,076

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. See the “Legislative and Regulatory Developments” discussion in Item 7. Management’s Discussion and Analysis in the Bank’s 2009 Annual Report filed on Form 10-K for additional information regarding the terms of the Interim Final Regulation. On March 31, 2010, the Bank received final notification from the Finance Agency that it was considered to be adequately capitalized for the quarter ended December 31, 2009. Similar to prior quarters, the Finance Agency expressed concerns regarding the Bank’s capital position and earnings prospects. Retained earnings levels and poor quality of the Bank’s private label MBS portfolio have created uncertainties about the Bank’s ability to maintain permanent capital above RBC requirements. As of the date of this filing, the Bank has not received notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2010.

Notes to Financial Statements (continued)

Capital Concentrations.  The following table presents member holdings of 10 percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
(dollars in thousands)		Percent of		Percent of
Member	Capital Stock(1)	Total	Capital Stock(1)	Total
Sovereign Bank, Reading PA	$644,438	15.9	$644,438	16.0
Ally Bank, Midvale UT(2)	496,090	12.3	496,090	12.3
ING Bank, FSB, Wilmington, DE	478,637	11.8	478,637	11.9
PNC Bank, N.A., Pittsburgh, PA	442,436	10.9	442,436	11.0

Notes:

(1)	Total capital stock includes mandatorily redeemable capital stock.

(2)	Formerly known as GMAC Bank. For Bank membership purposes, principal place of business is Horsham, PA.

The Bank temporarily suspended excess capital stock repurchases in December 2008 on a voluntary basis; therefore, the capital stock balances for the members presented above did not decline from December 31, 2009 to March 31, 2010. In addition, the members’ borrowing activity did not require additional stock purchases during the first quarter of 2010. Members are currently required to purchase Bank stock at a rate of 4.75% of member advances outstanding, 4.0% on AMA activity (Master Commitments executed on or after May 1, 2009) and 0.75% of unused borrowing capacity.

Mandatorily Redeemable Capital Stock. At both March 31, 2010 and December 31, 2009, the Bank had $8.3 million in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. No dividends were paid on mandatorily redeemable stock for the three months ended March 31, 2010 and 2009.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable stock during the three months ended March 31, 2010 and 2009.

	For the Three Months Ended March, 31
(in thousands)	2010	2009
Balance, beginning of the period	$8,256	$4,684
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals	-	3,331
Redemption of mandatorily redeemable capital stock due to withdrawals	-	-

Balance, end of the period	$8,256	$8,015

Notes to Financial Statements (continued)

As of March 31, 2010, the total mandatorily redeemable capital stock reflected balances for seven institutions. One institution was in receivership and one had notified the Bank to voluntarily redeem their capital stock and withdraw from membership. In addition, two other institutions were taken over by the FDIC and their charters were dissolved. One institution voluntarily dissolved its charter with the OTS. One institution was merged out of district and is considered a nonmember. The remaining institution was merged into a nonmember; subsequently, as of November 6, 2009, the nonmember was fully integrated into a member. The stock remains classified as mandatorily redeemable capital stock. These redemptions were not complete as of March 31, 2010. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(in thousands)	2010	2009
Due in 1 year or less	$3,249	$3,249
Due after 1 year through 2 years	30	30
Due after 2 years through 3 years	-	-
Due after 3 years through 4 years	4,074	93
Due after 4 years through 5 years	903	4,884

Total	$8,256	$8,256

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a nonmember (former member that withdrew from membership, merged into a nonmember or was otherwise acquired by a nonmember).

Dividends, Retained Earnings and AOCI. At March 31, 2010, retained earnings stood at $398.9 million, representing an increase of $9.9 million, or 2.5%, from December 31, 2009. This increase was due to the Bank’s first quarter 2010 net income.

The Finance Agency has issued regulatory guidance to the FHLBanks relating to capital management and retained earnings. The guidance directs each FHLBank to assess, at least annually, the adequacy of its retained earnings with consideration given to future possible financial and economic scenarios. The guidance also outlines the considerations that each FHLBank should undertake in assessing the adequacy of the Bank’s retained earnings. The Bank’s retained earnings policy and capital adequacy metric utilize this guidance.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. As announced on December 23, 2008, the Bank has temporarily suspended dividend payments on a voluntary basis until further notice.

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the three months ended March 31, 2010 and 2009.

	Net		Noncredit	Net
	Unrealized	Noncredit	OTTI	Unrealized	Pension and
	Losses on	OTTI Losses	Losses on	Losses on	Post
	Available-	on Available-	Held-to-	Hedging	Retirement
(in thousands)	for-Sale	for-Sale	Maturity	Activities	Plans	Total
Balances as of December 31, 2008	$(14,543)	$-	$-	$(885)	$(1,877)	$(17,305)

Cumulative effect adjustments relating to the amended OTTI guidance	-	(2,842)	(253,119)	-	-	(255,961)
Net unrealized gain (loss)	(342)	477	-	-	-	135
Noncredit component of OTTI losses	-	-	(294,348)	-	-	(294,348)
Accretion of noncredit OTTI losses	-	-	7,162	-	-	7,162
Reclassification adjustment for losses included in net income	-	-	-	106	-	106
Pension and postretirement benefits	-	-	-	-	36	36

Balances as of March 31, 2009	$(14,885)	$(2,365)	$(540,305)	$(779)	$(1,841)	$(560,175)

Balances as of December 31, 2009	$(2,020)	$(691,503)	$-	$264	$(681)	$(693,940)

Net unrealized gains	149	72,310	-	-	-	72,459
Noncredit component of OTTI losses	-	-	(2,144)	-	-	(2,144)
Reclassification adjustment of noncredit OTTI losses included in net income	-	27,559	-	-	-	27,559
Noncredit OTTI losses and unrecognized gain transferred from held-to- maturity to available-for-sale	-	(2,144)	2,144	-	-	-
Reclassification adjustment for losses included in net income	-	-	-	(1)	-	(1)
Pension and postretirement benefits	-	-	-	-	14	14

Balances as of March 31, 2010	$(1,871)	$(593,778)	$-	$263	$(667)	$(596,053)

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	March 31,	December 31,
(in thousands)	2010	2009
Investments	$400,945	$400,945
Advances	22,029,303	24,635,662
Deposits	50,799	29,617
Capital stock	2,177,554	2,139,936
MPF loans	4,048,045	3,864,494

The following table summarizes the Statement of Operations’ effects corresponding to the above related party member balances.

	For the Three Months Ended March 31,
(in thousands)	2010	2009
Interest income on investments	$2,146	$3,016
Interest income on advances(1)	48,553	181,652
Interest income on MPF loans	57,018	2,236
Interest expense on deposits	5	5

(1)	Interest income on advances for the three months ended March 31, 2010 included contractual interest income of $221.4 million, net interest settlements on derivatives in fair value hedge relationships of $(170.9) million and total amortization of basis adjustments of $(1.9) million. For the three months ended March 31, 2009, interest income on advances included contractual interest income of $362.5 million, net interest settlements on derivatives in fair value hedge relationships of $(179.8) million and total amortization of basis adjustments of $(1.0) million.

The following table includes the MPF activity of the related party members.

	For the Three Months Ended March 31,
(in thousands)	2010	2009
Total MPF loan volume purchased	$14,093	$5,765

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	For the Three Months Ended March 31,
(in thousands)	2010	2009
Servicing fee expense	$139	$130
Interest income on MPF deposits	1	1

	March 31,	December 31,
(in thousands)	2010	2009
Interest-bearing deposits maintained with FHLBank of Chicago	$6,198	$7,571

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For the three months ended March 31, 2010 and 2009, there was no borrowing or lending activity between the Bank and other FHLBanks.

Notes to Financial Statements (continued)

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three months ended March 31, 2010 and 2009, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2010 and 2009.

Additional discussions regarding related party transactions including the definition of related parties can be found in Note 21 of the footnotes to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

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

The Bank has the option to elect fair value as an alternative measurement method for selected financial assets, financial liabilities, unrecognized firm commitments, and written loan commitments not previously carried at fair value. If elected, the Bank uses fair value for both the initial and subsequent measurement with changes in fair value recognized in net income. If the fair value option is elected, the Bank displays the fair value of those assets and liabilities on the face of the balance sheet. The Bank has not elected the fair value option on any financial assets or liabilities.

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

Level 1 – defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Certain of the Bank’s trading and available-for-sale securities, which consist of publicly traded mutual funds, are considered Level 1 instruments.

Notes to Financial Statements (continued)

Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank’s derivative instruments, TLGP investments and U.S. Treasury bills are generally considered Level 2 instruments based on the inputs utilized to derive fair value.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at March 31, 2010 and December 31, 2009.

	March 31, 2010
				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$-	$1,029,722	$-	$-	$1,029,722
TLGP investments	-	249,992	-	-	249,992
Mutual funds offsetting deferred compensation	6,560	-	-	-	6,560

Total trading securities	$6,560	$1,279,714	$-	$-	$1,286,274
Available-for-sale securities:
Mutual funds offsetting employee benefit plan obligations	$1,996	$-	$-	$-	$1,996
Private label MBS:
Private label residential	-	-	2,351,399	-	2,351,399
HELOCs	-	-	15,597	-	15,597

Total available-for-sale securities	$1,996	$-	$2,366,996	$-	$2,368,992
Derivative assets:
Interest rate related	$-	$386,271	$-	$(372,087)	$14,184
Mortgage delivery commitments	-	39	-	-	39

Total derivative assets	$-	$386,310	$-	$(372,087)	$14,223

Total assets at fair value	$8,556	$1,666,024	$2,366,996	$(372,087)	$3,669,489

Liabilities:
Derivative liabilities:
Interest rate related	$-	$1,496,478	$-	$(846,833)	$649,645
Mortgage delivery commitments	-	69	-	-	69

Total liabilities at fair value	$-	$1,496,547	$-	$(846,833)	$649,714

Notes to Financial Statements (continued)

	December 31, 2009
				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$-	$1,029,499	$-	$-	$1,029,499
TLGP investments	-	250,008	-	-	250,008
Mutual funds offsetting deferred compensation	6,698	-	-	-	6,698

Total trading securities	$6,698	$1,279,507	$-	$-	$1,286,205
Available-for-sale securities:
Mutual funds offsetting employee benefit plan obligations	$1,995	$-	$-	$-	$1,995
Private label MBS:
Private label residential	-	-	2,380,973	-	2,380,973
HELOCs	-	-	14,335	-	14,335

Total available-for-sale securities	$1,995	$-	$2,395,308	$-	$2,397,303
Derivative assets	$-	$460,852	$-	$(453,190)	$7,662

Total assets at fair value	$8,693	$1,740,359	$2,395,308	$(453,190)	$3,691,170

Liabilities:
Derivative liabilities	$-	$1,571,435	$-	$(947,911)	$623,524

Total liabilities at fair value	$-	$1,571,435	$-	$(947,911)	$623,524

 Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no transfers for the three months ended March 31, 2010.

Notes to Financial Statements (continued)

The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2009.

	Available for	Available for	Available for	Available for
	Sale Private	Sale Private	Sale Private	Sale Private
	Label MBS–	Label MBS–	Label MBS–	Label MBS–
	Residential	HELOCs	Residential	HELOCs
	Three Months	Three Months	Three Months	Three Months
	Ended March 31,	Ended March 31,	Ended	Ended March 31,
	2010	2010	March 31, 2009	2009
Balance at January 1	$2,380,973	$14,335	$12,909	$6,744

Total gains losses (realized/unrealized):
Included in net OTTI losses	(27,270)	(289)	-	-
Included in OCI	96,763	2,961	(689)	784
Purchases, issuances, settlements	(120,191)	(1,410)	(1,105)	(992)
Transfer in/out Level 3	-	-	-	-
Transfer of OTTI securities, HTM to AFS	21,124	-	-	-

Balance at March 31	$2,351,399	$15,597	$11,115	$6,536

Total amount of gains (losses) for the three month period included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2010	$(27,270)	$(289)	$-	$-

During the first quarter of 2010, the Bank transferred one private label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on this security are not separately reflected in the tables above. Further details, including the OTTI charges relating to this transfer and the rationale for the transfer, are presented in Note 4.

Significant Inputs of Recurring Fair Value Measurements. The following represents the significant inputs used to determine fair value of those instruments carried on the Statement of Condition at fair value which are classified as Level 2 or Level 3 within the fair value hierarchy. A description of the valuation methodologies and techniques are disclosed below for all financial instruments under the section entitled “Fair Value Methodologies and Techniques.”

Notes to Financial Statements (continued)

Investment securities – non-MBS. The significant inputs associated with all classes of non-MBS investment securities include a market-observable interest rate curve and a discount spread, if applicable. The following table presents the inputs used for each non-MBS investment security class at March 31, 2010.

	Interest Rate Curve	Spread Adjustment
U.S. Treasury bills	U.S. Treasury	None
TLGP investments	LIBOR Swap	(3) basis points

Investment securities – MBS. For MBS, the Bank’s valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ, but are not limited to, benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to additional validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis. Such analysis may include a comparison to the prices of similar securities and/or to non-binding dealer estimates or use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of March 31, 2010, prices were received for substantially all of the Bank’s MBS holdings. The relative proximity of the prices received supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. However, based on the current lack of significant market activity for private-label RMBS, the fair value measurements for such securities as of March 31, 2010 fell within Level 3 of the fair value hierarchy.

Derivative assets/liabilities. The fair value of derivatives is determined using discounted cash-flow analysis (the income approach) and comparisons to similar instruments (the market approach). The discounted cash flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest rate-related derivatives:

•	LIBOR swap curve, and
•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

Mortgage delivery commitments:

•	TBA securities prices. Market-based prices of TBAs by coupon class and expected term until settlement.

Fair Value Methodologies and Techniques. The following fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank as of March 31, 2010 and December 31, 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any estimation technique or valuation methodology. For example, because an active secondary market does not exist for a majority of the Bank’s financial instruments, in certain cases fair values are not subject to precise quantification or verification and may change as economic and market factors and evaluation of those factors change. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values. In addition to these fair value limitations on specific assets and liabilities,

Notes to Financial Statements (continued)

no value has been ascribed to the future business opportunities of the Bank which would be included in an overall valuation of the Bank as a going concern.

Subjectivity of Estimates. Estimates of the fair value of advances with options, mortgage instruments, derivatives with embedded options and consolidated obligation bonds with options using the methods described below and other methods are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, methods to determine possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Since these estimates are made as of a specific point in time, they are susceptible to material near term changes.

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

The Bank changed the methodology used to estimate the fair value of MBS during the third quarter of 2009. Under the new methodology, the Bank requests prices for all MBS from four specific third-party vendors, and calculates a median price. The methodology also incorporates variance thresholds to assist in identifying median prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prior to the adoption of the new pricing methodology, the Bank used a similar process that utilized three third-party vendors and similar variance thresholds. This change in pricing methodology did not have a significant impact on the Bank’s fair values of its MBS.

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

Notes to Financial Statements (continued)

Derivative Assets/Liabilities. The Bank bases the fair values of derivatives on market prices, when available, including derivative accrued interest receivable and payable. However, market prices do not exist for many types of derivative instruments. Consequently, fair values for these instruments must be estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgment regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates and the selection of discount rates that appropriately reflect market and credit risks. Changes in these judgments often have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes. If these netted amounts are positive, they are classified as an asset and if negative, a liability.

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

Consolidated Obligations. The Bank’s internal valuation model determines fair values of consolidated obligations bonds and discount notes by calculating the present value of expected cash flows using market-based yield curves. Due to the joint and several liability of consolidated obligations, the Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of consolidated obligations. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk. Either no adjustment or an immaterial adjustment was made during the three months ended March 31, 2010 and 2009, as deemed appropriate by the Bank.

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is equal to par value. Capital stock can be acquired by members only at par value and may be redeemed or repurchased at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure of the Bank.

Commitments. The fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at March 31, 2010 and December 31, 2009. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Commitments to Extend Credit for Mortgage Loans. Certain mortgage loan purchase commitments are recorded as derivatives at their fair value.

Notes to Financial Statements (continued)

The carrying value and fair value of the Bank’s financial instruments at March 31, 2010 and December 31, 2009 are presented in the table below.

Fair Value Summary Table

	March 31, 2010		December 31, 2009

	Carrying	Estimated	Carrying	Estimated Fair
(In thousands)	Value	Fair Value	Value	Value

Assets:
Cash and due from banks	$251,566	$251,566	$1,418,743	$1,418,743
Interest-bearing deposits	6,198	6,198	7,571	7,571
Federal funds sold	4,100,000	4,099,978	3,000,000	2,999,939
Trading securities	1,286,274	1,286,274	1,286,205	1,286,205
Available-for-sale securities	2,368,992	2,368,992	2,397,303	2,397,303
Held-to-maturity securities	8,479,542	8,216,405	10,482,387	10,106,225
Advances	36,823,771	36,898,116	41,177,310	41,299,566
Mortgage loans held for portfolio, net	4,991,274	5,243,616	5,162,837	5,373,977
BOB loans	11,549	11,549	11,819	11,819
Accrued interest receivable	205,853	205,853	229,005	229,005
Derivative assets	14,223	14,223	7,662	7,662

Liabilities:
Deposits	$1,418,371	$1,418,408	$1,284,330	$1,284,393
Consolidated obligations:
Discount notes	9,990,414	9,990,367	10,208,891	10,209,195
Bonds	42,477,099	43,131,759	49,103,868	49,776,909
Mandatorily redeemable capital stock	8,256	8,256	8,256	8,256
Accrued interest payable	230,922	230,922	301,495	301,495
Derivative liabilities	649,714	649,714	623,524	623,524

Note 14 – Commitments and Contingencies

As described in Note 16 to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K, the twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. The Finance Agency, in its discretion and notwithstanding any other provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of March 31, 2010 and through the filing date of this report, the Bank does not believe that it is probable that they will be asked to do so.

The FHLBanks determined it was not necessary to recognize a liability for the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations because the joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at March 31, 2010 and December 31, 2009.

Notes to Financial Statements (continued)

The par amounts of the FHLBanks’ consolidated obligations for which the Bank is jointly and severally liable were approximately $870.9 billion and $930.6 billion at March 31, 2010 and December 31, 2009, respectively.

Commitments that legally bind and unconditionally obligate the Bank for additional advances, including BOB loans, totaled approximately $158.0 million and $14.7 million at March 31, 2010 and December 31, 2009, respectively. Commitments can be for periods of up to twelve months. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is generally a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s DDA account. Any remaining amounts not covered by the withdrawal from the member’s DDA account are converted into a collateralized advance. The following table presents outstanding standby letters of credit as of March 31, 2010 and December 31, 2009.

	March 31,	December 31,
(in millions)	2010	2009

Outstanding notional	$7,998.2	$8,727.4
Final expiration year	2015	2014
Original terms	less than 1 month to 5 years

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $1.1 million and $1.4 million as of March 31, 2010 and December 31, 2009, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $16.7 million and $3.4 million at March 31, 2010 and December 31, 2009, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of March 31, 2010, the Bank has pledged total collateral of $749.0 million, including cash of $475.3 million and securities that cannot be sold or repledged with a fair value of $273.7 million, to certain of its derivative counterparties. As of December 31, 2009, the Bank has pledged total collateral of $725.3 million, including cash of $494.7 million and securities that cannot be sold or repledged with a fair value of $230.6 million, to certain of its derivative counterparties. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty. The Bank reported $273.7 million and $230.6 million of the collateral as trading securities as of March 31, 2010 and December 31, 2009, respectively.

The Bank had committed to issue consolidated obligations totaling $995.0 million and $400.0 million at March 31, 2010 and December 31, 2009, respectively.

The Bank charged to operating expense net rental costs of approximately $523 thousand and $515 thousand for the three months ended March 31, 2010 and 2009, respectively. Lease agreements for Bank premises generally

Notes to Financial Statements (continued)

provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

In September 2008, the Bank terminated all of its derivative contracts with Lehman Brothers Special Financing, Inc. (LBSF). Related to the termination of these contracts, the Bank had a receivable due from LBSF in the amount of $41.5 million as of December 31, 2009. The Bank filed an adversary proceeding against LBSF to return the cash collateral posted by the Bank associated with the derivative contracts. See discussion within Item 3. Legal Proceedings in the Bank’s 2009 Annual Report filed on Form 10-K for more information with respect to the proceeding. The discovery phase of the adversary proceeding is now underway, which has provided management information related to its claim. Based on this information, management’s most probable estimated loss is $35.3 million, which was recorded in first quarter 2009.

The Bank has discontinued its LBSF adversary proceeding and pursued its claim in the LBSF bankruptcy through the proof of claim process, which made continuing the adversary proceeding against LBSF unnecessary. The Bank has filed proofs of claim against Lehman Brothers Holdings, Inc. and Lehman Brothers Commercial Corp. as well.

The Bank has filed a new complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5% of the Bank’s capital stock as of March 31, 2010.

As of March 31, 2010, the Bank continues to maintain a reserve of $35.3 million on this $41.5 million receivable as this remains the most probable estimated loss.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Part I. Item 2 of this Form 10-Q.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2010.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

As discussed in “Current Financial and Mortgage Market Events and Trends” in Item 7. Management’s Discussion and Analysis section of the Bank’s 2009 Annual Report filed on Form 10-K, the Bank terminated multiple interest rate swap transactions with Lehman Brothers Special Financing, Inc. (LBSF) effective September 19, 2008. On October 7, 2008, the Bank filed an adversary proceeding against LBSF in the United States Bankruptcy Court in the Southern District of New York alleging constructive trust, conversion, breach of contract, unjust enrichment and injunction claims (Complaint) relating to the right of the Bank to the return of the $41.5 million in Bank posted cash collateral held.

The Bank has discontinued its LBSF adversary proceeding and pursued that claim in the LBSF bankruptcy through the proof of claim process, which made pursuing the adversary proceeding against LBSF unnecessary. The Bank has filed proofs of claim against Lehman Brothers Holdings, Inc. and Lehman Brothers Commercial Corp. as well.

The Bank has filed a new complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5% of the Bank’s capital stock as of March 31, 2010. The Bank filed this complaint on July 29, 2009 in the United States Bankruptcy Court for the Southern District of New York.

On September 23, 2009, the Bank filed two complaints in state court, the Court of Common Pleas of Allegheny County, Pennsylvania relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held 6.0% of the Bank’s capital stock as of December 31, 2009 and March 31, 2010.

On October 2, 2009, the Bank also filed a complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against: The McGraw-Hill Companies, Inc.; Fitch Inc., Moody’s Corporation; and Moody’s Investors Service, Inc., the rating agencies for certain private label MBS bonds purchased by the Bank in the aggregate original principal amount of approximately $640.0 million. The Bank’s complaint asserts claims for fraud, negligent misrepresentation and violations of Federal securities laws.

On October 13, 2009, the Bank filed an additional complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against: Countrywide Securities Corporation, Countrywide Home Loans, Inc., various other Countrywide related entities; Moody’s Corporation; Moody’s Investors Service, Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. in regard to five Countrywide private label MBS bonds in the aggregate original principal amount of approximately $366.0 million purchased by the Bank. The Bank’s complaint asserts claims for fraud, negligent misrepresentation and violations of state and Federal securities laws.

The defendants in each of the private label MBS lawsuits have filed motions to dismiss with the court. The Bank has filed its responses to these motions and the defendants have until May 19, 2010 to file their responses.

In addition, the Bank has filed a proof of claim against Lehman Brothers Holdings, Inc. and Structured Asset Securities Corp. in regard to certain private label MBS purchased by the Bank in the aggregate original principal amount of approximately $910 million.

The Bank may also be subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2009 Annual Report filed on Form 10-K. Management believes that there have been no material changes from the Risk Factors disclosed in the 2009 Form 10-K.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: (Removed and Reserved)

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

Date:   May 10, 2010

By:  /s/ Kristina K. Williams
Kristina K. Williams
Chief Financial Officer