Form 10-Q
period 2010-06-30
Federal Home Loan Bank of Pittsburgh
filed 2010-08-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[√] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

There were 40,399,353 shares of common stock with a par value of $100 per share outstanding at July 31, 2010.

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

Overview

The Federal Home Loan Bank of Pittsburgh’s (the Bank) mission is to provide a readily available, low-cost source of funds for housing and community lenders. The Bank strives to enhance the availability of credit for residential mortgages and targeted community development. The Bank manages its liquidity so that funds are available to meet member demand. By providing needed liquidity and enhancing competition in the mortgage market, the Bank’s lending programs benefit homebuyers and communities.

Financial and housing markets have experienced volatility over the last two years, both here in the U.S. and worldwide, as failure to adhere to sound underwriting standards, an increase in mortgage delinquencies and higher foreclosures impacted the economy. Despite the extensive efforts of the U.S. government and other governments around the world to stimulate economic activity and provide liquidity to the capital markets, the economic environment remains uncertain. Unemployment and underemployment remain at higher levels. In addition, many government programs that support the financial and housing markets have wound down in the first half of 2010. There may be risks to the economy as these programs wind down and the government withdraws its support.

Housing starts and existing home sales continue to run at low levels. Delinquency and foreclosure rates continue to run at high levels. Foreclosures have increased 5 percent during second quarter 2010 compared to first quarter 2010 and 38 percent compared to second quarter 2009. While the agency mortgage-backed securities (MBS) market is active in funding new mortgage originations, the private label MBS market has not yet recovered. However, the commercial real estate market remains depressed but has stabilized somewhat in second quarter 2010.

The conditions noted above continued to affect the Bank’s business, results of operations and financial condition, as well as that of the Bank’s members, in the first half of 2010, and are expected to continue to exert a significant negative effect in the future.

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

The Bank’s primary mission is to intermediate between the capital markets and the housing market through member financial institutions. The Bank provides credit for housing and community development through two primary programs. First, it provides members with loans, also known as advances, against the security of residential mortgages and other types of high-quality collateral. Second, the Bank purchases residential mortgage loans originated by or through member institutions. The Bank also offers other types of credit and noncredit products and services to member institutions. These include letters of credit, interest rate exchange agreements (interest rate swaps, caps, collars, floors, swaptions and similar transactions), affordable housing grants, securities safekeeping, and deposit products and services. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the OF and uses these funds to provide its member financial institutions with a reliable source of credit for these programs. The U.S. government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

The Bank is a GSE, chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s principal strategic position has historically been derived from its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. Typically, this fundamental competitive advantage, coupled with the joint and several cross-guarantees on FHLBank System debt, has distinguished the Bank in the capital markets and has enabled it to provide attractively priced funding to members. However, as the financial crisis worsened in 2008, the spread between FHLBank System debt and U.S. Treasury debt widened, making it more difficult for the Bank to provide term funding to members at attractive rates in the beginning of 2009. Since 2009, spreads have narrowed. This, along with the decline in U.S. Treasury yields, allowed the Bank to offer more attractive advance pricing.

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

In November 2008, the Bank experienced a significant increase in its risk-based capital (RBC) requirements due to deterioration in the market values of the Bank’s private label MBS. The Bank was narrowly in compliance with its RBC requirement. As a result, the Bank submitted an initial Capital Stabilization Plan (CSP) to the Finance Agency on February 27, 2009. During 2009, there were numerous changes in the economic environment affecting the Bank, including a change in Financial Accounting Standards Board (FASB) guidance regarding other-than-temporary impairment (OTTI), significant downgrades of the Bank’s private label MBS securities, and a larger than expected decrease in advances. Collectively, these developments merited an update of the CSP in late 2009. The updated CSP requested that the Bank not be required to increase member capital requirements unless it becomes significantly undercapitalized, which by definition would mean the Bank meets less than 75% of its risk-based, total or leverage capital requirements. As part of that effort, the Bank has reviewed its risk governance structure, risk management practices and expertise and has begun to make certain enhancements. This most recent updated CSP was accepted by the Finance Agency. The Bank has updated the CSP again and submitted it to the Finance Agency on July 30, 2010.

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. On June 28, 2010, the Bank received final notification from the Finance Agency that it was considered adequately capitalized for the quarter ended March 31, 2010. In its determination, the Finance Agency expressed concerns regarding the Bank’s capital position and earnings prospects. The Finance Agency believes that the Bank’s retained earnings levels and poor quality of its private label MBS portfolio have created uncertainties about its ability to maintain sufficient capital. As provided for under the Finance Agency’s final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank’s capital classification even if the Bank meets or exceeds the regulatory requirements established. Details regarding factors that may be considered in making such discretionary determination are included in the Legislative and Regulatory Developments section of the Bank’s 2009 Annual Report filed on Form 10-K. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2010. The Bank exceeded its risk-based, total and leverage capital requirements at June 30, 2010, as discussed in detail in the Capital Resources section of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Management’s Discussion and Analysis) in the quarterly report filed on this Form 10-Q.

Advances and Collateral

The Bank makes advances (loans to members and eligible nonmember housing associates) on the security of pledged mortgage loans and other eligible types of collateral. The Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews a loan.

Advance Products.  The Bank offers a variety of advance products to its members. These products are discussed in detail in the “Advances” discussion in Item 1. Business in the Bank’s 2009 Annual Report filed on Form 10-K.

Collateral.  The Bank provides members with two options regarding collateral agreements: a blanket collateral pledge agreement or a specific collateral pledge agreement. Under a blanket agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible collateral assets, to secure the member’s obligations with the Bank. Under a specific agreement, the Bank obtains a lien against the specific eligible collateral assets of a member, to secure the member’s obligations with the Bank. These agreements require one of three types of collateral status: undelivered, detailed listing or delivered status. Partial listing or delivery requirements may also be assigned at the Bank’s discretion. A member is assigned a collateral status based on the Bank’s determination of the member’s current financial condition and credit product usage, as well as other information that the Bank deems to be relevant. All collateral securing advances is discounted to help protect the Bank from losses resulting from a decline in the values of the collateral in adverse market conditions and the cost of taking title of the collateral and liquidation. Eligible collateral value represents either book value or fair value of pledged collateral multiplied by the applicable discounts. These discounts, also referred to as collateral weightings, vary by collateral type and whether the calculation is based on book value or fair value of the collateral. The Bank reviews the collateral weightings periodically and may adjust them for individual borrowers on a case-by-case basis. During the second quarter of 2010, the Bank implemented new adjusted collateral weightings for members in full collateral delivery for credit reasons. These weightings are computed on delivered loan collateral from these members and are based on a 1.10 times over-collateralization level, which is warranted to mitigate the higher risks inherent with these members and due to the market uncertainty in the event an advance would need to be liquidated, since advances are not readily marketable.

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

At June 30, 2010, the principal form of eligible collateral to secure loans made by the Bank was single-family residential mortgage loans, which included a very low amount of manufactured housing loans. In order to be eligible, the manufactured housing loans must be secured by real property. High-quality securities, including U.S. Treasuries, U.S. agency securities, GSE MBS, and select private label MBS, are also accepted as collateral. FHLBank deposits and multi-family residential mortgages, as well as other real estate related collateral (ORERC), comprise the remaining portion of qualifying collateral.

At June 30, 2010 and December 31, 2009, respectively, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all advances. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

Although subprime mortgages are no longer considered an eligible collateral asset class by the Bank, it is possible that the Bank may have subprime mortgages pledged as collateral through the blanket-lien pledge.

See the “Credit and Counterparty Risk – Total Credit Products and Collateral” discussion in the Risk Management section of this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of June 30, 2010.

Nationally, during the first six months of 2010, 86 Federal Deposit Insurance Corporation (FDIC)–insured institutions have failed. None of the FHLBanks have incurred any losses on advances outstanding to these institutions. Although many of these institutions were members of the System, none was a member of the Bank.

Investments

The Bank maintains a portfolio of investments for three main purposes: liquidity, collateral for derivative counterparties and additional earnings. For liquidity purposes, the Bank invests in shorter-term instruments, including overnight Federal funds, to ensure the availability of funds to meet member requests. In addition, the Bank invests in other short-term instruments, including term Federal funds, interest-bearing certificates of deposit and commercial paper. The Bank also maintains a secondary liquidity portfolio, which includes FDIC-guaranteed Temporary Liquidity Guarantee Program (TLGP) investments and U.S. Treasury and agency securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. U.S. Treasury securities are the primary source for derivative counterparty collateral.

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

The Bank does not have nor does it consolidate any off-balance sheet special-purpose entities or other conduits.

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

As of June 30, 2010, 37 PFIs were eligible to participate in the MPF Xtra program. Of these, 11 have sold $35.7 million of mortgage loans through the MPF Xtra program during the current year through June 2010.

Effective July 15, 2009, the Bank introduced a temporary loan payment modification plan (loan modification plan) for participating PFIs, which will be available until December 31, 2011 unless further extended by the MPF Program. Borrowers with conventional loans secured by their primary residence, which were closed prior to January 1, 2009 are eligible for the loan modification plan. This plan pertains to borrowers currently in default or in imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the PFIs must follow to participate in the loan modification plan. Applicants are initially under a 90-day trial period prior to final approval of the loan modification. A minor number of loan modifications have occurred under this plan.

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

Current Financial and Mortgage Market Events and Trends

Conditions in the Financial Markets.  The Federal Reserve’s actions to phase out the lending programs established during the economic crisis have served as a sign of economic recovery and evidence of some credit market stabilization. The Term Asset-Backed Securities Loan Facility (TALF), which ended on June 30, 2010, was the last of the Federal Reserve’s special liquidity programs to be discontinued. In addition, information received since the last Federal Open Market Committee (FOMC) meeting suggests that the economic recovery is still uncertain and the labor market continues to show signs of weakness. Consumer income rose faster than spending in May, making it possible for consumers to increase savings and support economic recovery. However, consumer confidence has declined more recently due to high unemployment, lower housing wealth, and tight credit. Business spending on equipment and software has risen, although investment in commercial real estate continues to be weak and small businesses remain reluctant to add to payrolls due to concerns about the strength of the economic recovery. The financial markets have reflected this uncertainty, as both equity and fixed income markets have experienced volatility. The sovereign debt crisis in Europe sparked flight to quality during the second quarter, as investors questioned the stability of the European Union. In the midst of this uncertainty, the 10-year Treasury yield declined 100 basis points from its high in second quarter 2010 and 3-month LIBOR rates increased more than 25 basis points in April and May, and remained at this level in June. These events suggest a mixed message and, combined with the ongoing global economic concerns, the pace of economic recovery remains uncertain.

The labor market was hit particularly hard by the recession. It is likely that it will take a significant amount of time to restore the nearly 8.5 million jobs that were lost over 2008 and 2009 and unemployment is expected to remain high for the next few quarters.

In the housing market, sales and construction were temporarily boosted lately by the homebuyer tax credit. As these tax credits expired, and despite historically low mortgage rates, activity has decreased dramatically in recent months. These temporary programs served to support the housing market and stabilize prices in the first half of 2010, yet concern remains due to a large inventory of distressed or vacant existing houses and by the difficulties of many builders in obtaining credit. Housing starts and existing home sales have continued to decline. In addition, foreclosures have increased in second quarter 2010 compared to first quarter 2010. Commercial real estate activity has also been restrained by high vacancy rates, low property prices, and strained credit conditions.

Given the current economic environment and housing market conditions, the financial performance of the Bank has been significantly affected, primarily due to credit-related OTTI charges on the private label MBS portfolio. The Bank recognizes this will be an ongoing challenge throughout the remainder of 2010. Additional material credit-related OTTI charges have occurred in the first two quarters of 2010 and could be expected throughout the remainder of the year. The specific amount of credit-related OTTI charges will depend on the actual performance of the underlying loan collateral as well as the Bank’s future modeling assumptions. Many factors could influence the future modeling assumptions including economic, financial market and housing conditions. If performance of the underlying loan collateral deteriorates and/or the Bank’s modeling assumptions become more pessimistic, the Bank could experience further losses on the portfolio. At the present time, the Bank cannot estimate the future amount of any additional OTTI charges.

First Quarter 2010.  Credit markets continued to trend toward stability through first quarter 2010. In addition, the FHLBanks continued to have access to the capital markets. While GDP showed promising growth towards the end of 2009, first quarter 2010 experienced a slowing of GDP growth.

Second Quarter 2010.  During the second quarter of 2010, the FHLBanks continued to have sufficient access to debt funding. As the sovereign debt crisis unfolded in Europe, swap spreads widened and swapped funding costs improved significantly. The market seemed little affected by the conclusion of the Federal Reserve’s agency debt and agency MBS purchasing programs during the first quarter of 2010; instead, market participants focused on the sovereign debt crisis in Europe, high unemployment levels in the United States and pending financial regulatory reform. There was a flight to quality as investors turned to U.S. Treasury securities and agency securities as a safe haven.

Specific Program Activity

Federal Reserve Bank of New York (FRBNY).  The scheduled expiration of several of the FRBNY’s lending programs did not appear to have a major effect on the agency debt markets. In response to the re-emergence of strains in U.S. dollar short-term funding markets in Europe, the Bank of Canada, the Bank of England, the European Central Bank, the Federal Reserve, and the Swiss National Bank re-established temporary U.S. dollar liquidity swap facilities. These facilities are designed to help improve liquidity conditions in U.S. dollar funding markets and to prevent the spread of strains to other markets and financial centers.

Fannie Mae and Freddie Mac.  Loan modifications and refinancings by Fannie Mae and Freddie Mac increased significantly in the first half of 2010 as the volume of permanent modifications under the Administration’s Home Affordable Modification Program (HAMP) tripled, and refinancings steadily grew under the Home Affordable Refinance Program (HARP).

On June 16, 2010, the Finance Agency directed Fannie Mae and Freddie Mac, operating in conservatorship, to delist their common and preferred stock from the New York Stock Exchange and any other national securities exchange. The determination to direct delisting was related to stock exchange requirements for maintaining price levels and curing deficiencies.

Consolidated Obligations of the FHLBanks.  Over the course of the second quarter of 2010, the FHLBanks issued $138 billion of consolidated bonds, which was $16 billion less than during the first quarter of 2010. While weighted-average bond funding costs improved only slightly during the second quarter of 2010, the improvement was much more dramatic toward the end of the quarter as June’s weighted-average bond funding spreads were the most favorable since October 2009. This improvement in swapped funding levels was largely driven by a widening in swap spreads. During the second quarter of 2010, the FHLBanks relied heavily on negotiated bullet bonds and swapped callable bonds, including step-up callable bonds. Using the issuance calendar for FHLBank-mandated Global bullet bond issuance, the FHLBanks issued $3 billion of a new, three-year mandated Global bullet bond in April 2010, auctioned a $1 billion reopening of the most recent two-year mandated Global bullet bond in May 2010, and issued $3 billion of a new, two-year mandated Global bullet bond in June 2010.

FHLBank debt outstanding continued to contract during the second quarter of 2010. Although consolidated obligations outstanding remained relatively stable during April and May, they fell almost $26 billion during the month of June to close the second quarter at $847 billion. This drop was driven primarily by a decline of almost $18 billion in consolidated bonds; consolidated discount notes dropped approximately $7 billion during the second quarter. The decline in consolidated bonds outstanding may be attributed in part to significant consolidated bond redemptions during the second quarter of 2010; consolidated bond maturities were $75 billion and consolidated bond calls were $85 billion during the current quarter.

Compared to the end of the first quarter of 2010, primary dealer inventories of agency discount notes and bonds ended second quarter 2010 mixed. During the second quarter of 2010, agency discount note inventories increased almost $21 billion, to $37 billion, and agency bond inventories decreased $5 billion, to $57 billion. Although dealer inventories did not close the second quarter at peak levels, dealer inventories did not experience a significant sell-off as the second quarter came to a close.

On a stand-alone basis, the Bank’s total consolidated obligations declined $4.9 billion, or 8.2%, since year-end 2009. Discount notes increased $1.9 billion, or 18.6%, from December 31, 2009 to June 30, 2010 and accounted for 22.2% and 17.2% of the Bank’s total consolidated obligations at June 30, 2010 and December 31, 2009, respectively. Total bonds decreased $6.8 billion, or 13.8%, from December 31, 2009 to June 30, 2010, and comprised a smaller percentage of the total debt portfolio, decreasing from 82.8% at December 31, 2009 to 77.7% at June 30, 2010.

Foreign Official Holdings and Money Fund Assets.  Overall, foreign investor holdings of agencies (both debt and MBS), as reported by the Federal Reserve System, began increasing steadily during the second quarter of 2010. Foreign investor holdings closed the second quarter approximately $46 billion higher, reaching a quarterly peak of $827 billion on June 23, 2010, the highest level since December 2008.

Taxable money market fund assets continued to decline during the second quarter of 2010, albeit at a slower pace than during the first quarter of 2010, declining $140 billion to $2.44 trillion. Likewise, the subset of taxable money market fund investments allocated to the U.S. Other Agency category also declined, dropping $11 billion during the second quarter of 2010. However, both asset categories saw an increase during June 2010, which may be attributed to investors’ concerns about the European sovereign debt crisis and possible effects on the U.S. economy. Furthermore, with the implementation of SEC money market fund reforms in May 2010, the weighted-average number of days to maturity of taxable money market funds contracted from 44 days to 36 days during the second quarter of 2010, the lowest level in more than 18 months.

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

The FOMC will maintain the target range for the federal funds rate at 0.00% to 0.25% and continues to anticipate that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the federal funds rate for an extended period.

The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	2nd	1st	2nd	Average	Average	2nd	1st	2nd
	Quarter	Quarter	Quarter	Year-to-	Year-to-	Quarter	Quarter	Quarter
	2010	2010	2009	Date	Date	2010	2010	2009
	Average	Average	Average	2010	2009	Ended	Ended	Ended
Target overnight Federal funds rate	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
3-month LIBOR(1)	0.44%	0.26%	0.84%	0.35%	1.04%	0.53%	0.29%	0.60%
2-yr U.S. Treasury	0.86%	0.91%	1.00%	0.88%	0.95%	0.61%	1.02%	1.12%
5-yr. U.S. Treasury	2.24%	2.41%	2.23%	2.33%	1.99%	1.78%	2.55%	2.56%
10-yr. U.S. Treasury	3.47%	3.70%	3.30%	3.59%	3.00%	2.93%	3.83%	3.54%
15-yr. mortgage current coupon(2)	3.40%	3.54%	3.84%	3.47%	3.79%	3.00%	3.62%	4.01%
30-yr. mortgage current coupon(2)	4.23%	4.40%	4.31%	4.32%	4.22%	3.76%	4.52%	4.63%

Note:

(1)LIBOR – London Interbank Offered Rate

(2)Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Lehman Brothers Holding, Inc. (Lehman) and Lehman Brothers Special Financing, Inc.  On September 15, 2008, Lehman filed for bankruptcy. At that time, Lehman’s subsidiary, Lehman Brothers Special Financing, Inc. (LBSF) was the Bank’s largest derivatives counterparty. Lehman was a guarantor under the Bank’s agreement with LBSF such that Lehman’s bankruptcy filing triggered an event of default. Management determined that it was in the Bank’s best interest to declare an event of default and designate September 19, 2008 as the early termination date of the Bank’s agreement with LBSF. The Bank sent a final settlement notice to LBSF and demanded return of the balance of posted Bank collateral of approximately $41.5 million.

The Bank has filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than five percent of the Bank’s capital stock as of June 30, 2010. As of June 30, 2010 the Bank maintained a $35.3 million reserve on the $41.5 million receivable noted above.

See Item 3. Legal Proceedings in the Bank’s 2009 Annual Report filed on Form 10-K for additional information concerning the proceedings discussed above and Item 1 of Part II of this quarterly report on Form 10-Q.

Mortgage-Based Assets and Related Trends.  The Bank is also heavily affected by the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. A majority of the Bank’s collateral securing advances was concentrated in 1-4 single family residential mortgage loans or multi-family residential mortgage loans. The remaining collateral was concentrated in other real estate-related collateral and high quality investment securities, including MBS. Due to collateral policy changes implemented in third quarter 2009, the mix of collateral types within the total portfolio shifted. The requirement to deliver all securities pledged as collateral, as well as refinements in collateral reporting and tracking made through the QCR process, impacted the concentration of collateral types by category. Details regarding the breakdown of collateral concentration by type is included in the “Credit and Counterparty Risk – Total Credit Products and Collateral” discussion in the Risk Management section of this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q.

As previously noted, the Bank also invests in MBS, including private label MBS, and has mortgage loans held for portfolio. Details regarding the Bank’s investment portfolio and the mortgage loans held for portfolio are included in the “Credit and Counterparty Risk – Investments” discussion in Risk Management and the Financial Condition section, both in this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q.

See the “Credit and Counterparty Risk – Derivatives” and “Qualitative and Quantitative Disclosures Regarding Market Risk” discussions in the Risk Management section of this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q for information related to derivative counterparty risk and overall market risk of the Bank.

Financial Highlights

The Statement of Operations data for the three and six months ended June 30, 2010 and the Condensed Statement of Condition data as of June 30, 2010 are unaudited and were derived from the financial statements included in the quarterly report filed on this Form 10-Q. The Condensed Statement of Condition data as of December 31, 2009 was derived from the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K. The Statement of Operations data for the three months ended December 31, 2009 is unaudited and was derived from the Bank’s 2009 Annual Report filed on Form 10-K. The Statement of Operations and Statement of Condition data for all other interim quarterly periods, as well as the Statement of Operations data for the six months ended June 30, 2009, is unaudited and was derived from the applicable quarterly reports filed on Form 10-Q.

Statement of Operations

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions, except per share data)	2010	2010	2009	2009	2009
Net interest income before provision (benefit) for credit losses	$59.1	$59.0	$64.2	$67.5	$75.9
Provision (benefit) for credit losses	(1.3)	(0.1)	(5.5)	1.4	1.1
Other income (loss):
Net OTTI losses(1)	(110.7)	(27.6)	(65.4)	(93.3)	(39.3)
Net gains (losses) on derivatives and hedging activities	(8.0)	(4.6)	5.3	(4.5)	12.4
Net realized losses on available-for-sale securities	(0.1)	-	(2.2)	-	-
Net realized gains on held-to-maturity securities	-	-	1.8	-	-
All other income	1.8	2.7	2.9	4.5	2.5

Total other loss	(117.0)	(29.5)	(57.6)	(93.3)	(24.4)

Other expense	15.1	16.2	17.6	16.2	15.3

Income (loss) before assessments	(71.7)	13.4	(5.5)	(43.4)	35.1
Assessments	(3.5)	3.5	-	(3.0)	3.0

Net income (loss)	$(68.2)	$9.9	$(5.5)	$(40.4)	$32.1

Earnings (loss) per share(2)	$(1.70)	$0.25	$(0.14)	$(1.01)	$0.80

Dividends(3)	-	-	-	-	-
Return on average equity	(7.01)%	1.07%	(0.61)%	(4.39)%	3.31%
Return on average assets	(0.45)%	0.06%	(0.03)%	(0.23)%	0.16%
Net interest margin(4)	0.39%	0.37%	0.38%	0.38%	0.38%
Regulatory capital ratio(5)	7.22%	7.57%	6.76%	6.64%	5.83%
Total capital ratio (at period-end)(6)	6.54%	6.54%	5.69%	5.36%	4.59%
Total average equity to average assets	6.38%	5.88%	5.45%	5.17%	4.88%

n/a – not applicable
Notes:

(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Earnings (loss) per share calculated based on net income (loss).
(3) The Bank has temporarily suspended dividend payments, effective December 2008.
(4) Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-  earning assets.
(5) Regulatory capital ratio is the total of period-end capital stock, mandatorily redeemable capital stock, retained earnings and  allowance for loan losses as a percentage of total assets at period-end.
(6) Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss), in total at  period-end, as a percentage of total assets at period-end.

	For the Six Months Ended
	June 30,	June 30,
(in millions, except per share data)	2010	2009
Net interest income before provision (benefit) for credit losses	$118.1	$132.3
Provision (benefit) for credit losses	(1.4)	1.5
Other income (loss):
Net OTTI losses(1)	(138.3)	(69.8)
Net gains (losses) on derivatives and hedging activities	(12.6)	11.2
Net realized losses on available-for-sale securities	(0.1)	-
Net realized gains on held-to-maturity securities	-	-
Contingency reserve	-	(35.3)
All other income	4.5	5.1

Total other income (loss)	(146.5)	(88.8)

Other expense	31.3	30.5

Income (loss) before assessments	(58.3)	11.5
Assessments	-	3.0

Net income (loss)	$(58.3)	$8.5

Earnings (loss) per share(2)	$(1.45)	$0.21

Dividends(3)	-	-
Return on average equity	(3.07)%	0.42%
Return on average assets	(0.19)%	0.02%
Net interest margin(4)	0.38%	0.32%
Regulatory capital ratio(5)	7.22%	5.83%
Total capital ratio (at period-end)(6)	6.54%	4.59%
Total average equity to average assets	6.13%	4.81%

n/a – not applicable

Notes:

(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Earnings (loss) per share calculated based on net income (loss).
(3) The Bank has temporarily suspended dividend payments, effective December 2008.
(4) Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-  earning assets.
(5) Regulatory capital ratio is the total of period-end capital stock, mandatorily redeemable capital stock, retained earnings and  allowance for loan losses as a percentage of total assets at period-end.
(6) Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss), in total at  period-end, as a percentage of total assets at period-end.

Condensed Statement of Condition

	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions)	2010	2010	2009	2009	2009
Cash and due from banks	$79.9	$251.6	$1,418.8	$373.3	$69.6
Investments(1)	19,246.0	16,241.0	17,173.5	19,039.9	24,444.3
Advances	36,058.4	36,823.8	41,177.3	41,363.4	45,799.6
Mortgage loans held for portfolio, net(2)	4,895.7	4,991.2	5,162.8	5,339.1	5,607.5
Prepaid REFCORP assessment	39.6	37.2	39.6	39.6	37.5
Total assets	60,629.7	58,656.0	65,290.9	66,510.5	76,401.6
Consolidated obligations, net:
Discount notes	12,118.1	9,990.4	10,208.9	11,462.5	15,538.1
Bonds	42,325.8	42,477.1	49,103.9	49,022.3	54,090.5

Total consolidated obligations, net(3)	54,443.9	52,467.5	59,312.8	60,484.8	69,628.6
Deposits and other borrowings	1,146.5	1,418.4	1,284.3	1,023.8	2,097.2
Mandatorily redeemable capital stock	36.3	8.3	8.3	8.2	8.2
AHP payable	17.2	22.1	24.5	28.0	32.7
REFCORP payable	-	-	-	-	-
Capital stock – putable	4,012.2	4,035.1	4,018.0	4,013.1	4,007.1
Retained earnings	330.7	398.9	389.0	394.5	434.9
AOCI	(375.0)	(596.0)	(693.9)	(845.2)	(938.1)
Total capital	3,967.9	3,838.0	3,713.1	3,562.4	3,503.9

Notes:

(1) Includes trading, available-for-sale and held-to-maturity investment securities, Federal funds sold, and interest-bearing  deposits. None of these securities were purchased under agreements to resell.
(2) Includes allowance for loan losses of $2.9 million, $2.9 million, $2.7 million, $7.5 million and $6.3 million at June 30, 2010,  March 31, 2010, December 31, 2009, September 30, 2009 and June 30, 2009, respectively.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $846.5 billion, $870.9 billion, $930.6 billion,  $1.0 trillion and $1.1 trillion at June 30, 2010, March 31, 2010, December 31, 2009, September 30, 2009 and June 30,  2009, respectively.

Because of the nature of (1) the OTTI charges and (2) the contingency reserve resulting from the Lehman-related transactions recorded during the three and six months ended June 30, 2010 and 2009, as applicable, the Bank believes that the presentation of adjusted non-GAAP financial measures below provides a greater understanding of ongoing operations and enhances comparability of results with prior periods.

Statement of Operations
Reconciliation of GAAP Earnings to Adjusted Earnings to Exclude Impact of
Lehman-Related Transactions, Net OTTI Charges and Related Assessments

	For the Three Months Ended June 30, 2010
	GAAP	OTTI	Adjusted
(in millions)	Earnings	Charges	Earnings
Net interest income before benefit for credit losses	$59.1	$-	$59.1
Benefit for credit losses	(1.3)	-	(1.3)
Other income (loss):
Net OTTI losses	(110.7)	110.7	-
Net losses on derivatives and hedging activities	(8.0)	-	(8.0)
Net realized losses on available-for-sale securities	(0.1)	-	(0.1)
All other income	1.8	-	1.8

Total other income (loss)	(117.0)	110.7	(6.3)
Other expense	15.1	-	15.1

Income (loss) before assessments	(71.7)	110.7	39.0
Assessments(1)	(3.5)	13.8	10.3

Net income (loss)	$(68.2)	96.9	$28.7

Earnings per share (loss)	$(1.70)	$2.41	$0.71

Return on average equity	(7.01)%	9.96%	2.95%
Return on average assets	(0.45)%	0.64%	0.19%

	For the Three Months Ended June 30, 2009
	GAAP	OTTI	Adjusted
(in millions)	Earnings	Charges	Earnings
Net interest income before provision for credit losses	$75.9	$-	$75.9
Provision for credit losses	1.1	-	1.1
Other income (loss):
Net OTTI losses	(39.3)	39.3	-
Net gains on derivatives and hedging activities	12.4	-	12.4
All other income	2.5	-	2.5

Total other income (loss)	(24.4)	39.3	14.9
Other expense	15.3	-	15.3

Income before assessments	35.1	39.3	74.4
Assessments	3.0	16.7	19.7

Net income	$32.1	$22.6	$54.7

Earnings per share	$0.80	$0.57	$1.37

Return on average equity	3.31%	2.34%	5.65%
Return on average assets	0.16%	0.12%	0.28%

	For the Six Months Ended June 30, 2010
	GAAP	OTTI	Adjusted
(in millions)	Earnings	Charges	Earnings
Net interest income before benefit for credit losses	$118.1	$-	$118.1
Benefit for credit losses	(1.4)	-	(1.4)
Other income (loss):
Net OTTI losses	(138.3)	138.3	-
Net losses on derivatives and hedging activities	(12.6)	-	(12.6)
Net realized losses on available-for-sale securities	(0.1)	-	(0.1)
All other income	4.5	-	4.5

Total other income (loss)	(146.5)	138.3	(8.2)
Other expense	31.3	-	31.3

Income (loss) before assessments	(58.3)	138.3	80.0
Assessments(1)	-	21.2	21.2

Net (loss) income	$(58.3)	$117.1	$58.8

Earnings (loss) per share	$(1.45)	$2.91	$1.46

Return on average equity	(3.07)%	6.16%	3.09%
Return on average assets	(0.19)%	0.38%	0.19%

	For the Six Months Ended June 30, 2009
	GAAP	Lehman	OTTI	Adjusted
(in millions)	Earnings	Impact	Charges	Earnings
Net interest income before provision for credit losses	$132.3	$-	$-	$132.3
Provision for credit losses	1.5	-	-	1.5
Other income (loss):
Net OTTI losses	(69.8)	-	69.8	-
Net gains on derivatives and hedging activities	11.2	-	-	11.2
Contingency reserve	(35.3)	35.3	-	-
All other income	5.1	-	-	5.1

Total other income (loss)	(88.8)	35.3	69.8	16.3
Other expense	30.5	-	-	30.5

Income before assessments	11.5	35.3	69.8	116.6
Assessments	3.0	9.4	18.5	30.9

Net income	$8.5	$25.9	$51.3	$85.7

Earnings (loss) per share	$0.21	$0.65	$1.28	$2.14

Return on average equity	0.42%	1.30%	2.58%	4.30%
Return on average assets	0.02%	0.06%	0.13%	0.21%
Note:

(1) Assessments on the Lehman impact and OTTI charges were prorated based on the required adjusted earnings assessment  expense to take into account the impact of the second quarter and six months ended 2010 GAAP net loss.

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

Forward-Looking Information

Statements contained in the quarterly report on this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly OTTI process; changes in the Bank’s capital structure; changes in the Bank’s capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances’ prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; and timing and volume of market activity. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Bank’s unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of the quarterly report filed on this Form 10-Q, as well as Risk Factors in Item 1A of the Bank’s 2009 Annual Report filed on Form 10-K.

Earnings Performance

The following is Management’s Discussion and Analysis of the Bank’s earnings performance for the three and six months ended June 30, 2010 compared to the three and six months ended June 30, 2009. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in the quarterly report filed on this Form 10-Q as well as the audited financial statements and analysis for the year ended December 31, 2009, included in the Bank’s 2009 Annual Report filed on Form 10-K.

Summary of Financial Results

Net Income and Return on Equity.  For the second quarter of 2010, the Bank recorded a net loss of $68.2 million, compared to net income of $32.1 million in second quarter 2009. This decline in results was driven by higher OTTI credit losses on the Bank’s private label MBS portfolio. OTTI credit losses were $110.7 million for second quarter 2010, compared to $39.3 million for second quarter 2009. For the six months ended June 30, 2010, the Bank recorded a net loss of $58.3 million, compared to net income of $8.5 million for the same prior year period primarily due to higher net OTTI credit losses year-over-year. Details of the Statement of Operations, including the impact of net interest income and derivatives and hedging activities on the results of operations, are presented more fully below.

Adjusted Earnings.  As presented above, adjusted earnings for second quarter and the six months ended June 30, 2010 and 2009 exclude the impact of the LBSF contingency reserve, net OTTI credit losses and related assessments, as applicable. For second quarter 2010, the Bank’s adjusted earnings totaled $28.7 million, a decrease of $26.0 million over second quarter 2009 adjusted earnings. This decline was driven by lower net interest income and losses on derivatives and hedging activities in the current quarter. The Bank’s adjusted return on average equity was 2.95% in second quarter 2010, compared to 5.65% in second quarter 2009.

For the six months ended June 30, 2010, the Bank’s adjusted earnings totaled $58.8 million, a decrease of $26.9 million over the same prior year adjusted earnings. This decline was also driven primarily by lower net interest income and losses on derivatives and hedging activities. The Bank’s adjusted return on average equity was 3.09% for year-to-date June 2010, compared to 4.30% for year-to-date June 2009.

Dividend.  On December 23, 2008, the Bank announced its voluntary decision to temporarily suspend payment of dividends until further notice. Therefore, there were no dividends declared or paid in the first six months of 2010 and 2009. Retained earnings were $330.7 million as of June 30, 2010, compared to $389.0 million at December 31, 2009. See additional discussion regarding dividends and retained earnings levels in the Financial Condition section of this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Net Interest Income

The following table summarizes the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three and six months ended June 30, 2010 and 2009.

Average Balances and Interest Yields/Rates Paid

	Three Months Ended June 30,
	2010			2009
			Avg.			Avg.
		Interest	Yield/		Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)
Assets
Federal funds sold(1)	$4,824.0	$2.0	0.17	$114.3	$0.1	0.17
Interest-bearing deposits(2)	432.7	0.2	0.19	8,050.6	5.0	0.25
Investment securities(3)	13,734.2	101.0	2.95	16,216.0	143.3	3.55
Advances(4)	37,109.8	80.0	0.87	49,252.7	169.9	1.38
Mortgage loans held for portfolio(5)	4,945.5	62.3	5.05	5,790.2	70.3	4.87

Total interest-earning assets	61,046.2	245.5	1.61	79,423.8	388.6	1.96
Allowance for credit losses	(12.0)			(15.3)
Other assets(5)(6)	93.9			258.4

Total assets	$61,128.1			$79,666.9

Liabilities and capital
Deposits(2)	$1,223.6	$0.2	0.07	$1,832.8	$0.4	0.09
Consolidated obligation discount notes	11,588.7	5.1	0.17	15,859.7	8.8	0.22
Consolidated obligation bonds(7)	42,773.3	181.1	1.70	55,925.5	303.5	2.18
Other borrowings	44.3	-	0.23	8.5	-	0.79

Total interest-bearing liabilities	55,629.9	186.4	1.34	73,626.5	312.7	1.70
Other liabilities	1,598.7			2,156.1
Total capital	3,899.5			3,884.3

Total liabilities and capital	$61,128.1			$79,666.9

Net interest spread			0.27			0.26
Impact of noninterest-bearing funds			0.12			0.12

Net interest income/net interest margin		$59.1	0.39		$75.9	0.38

Notes:

(1) The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(2) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which are reflected in the Statement of Condition as derivative assets/liabilities.
(3) Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of held-to-maturity and available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $1.3 billion and $2.0 billion in 2010 and 2009, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $282.2 million and $460.3 million in 2010 and 2009, respectively.

Net interest income was $59.1 million for second quarter 2010, a decline of $16.8 million, or 22.1%, from the second quarter 2009. The decline was driven primarily by a lower level of interest-earning assets. Total average interest-earning assets for second quarter 2010 were $61.0 billion, a decrease of $18.4 billion, or 23.1%, from second quarter 2009. The majority of the decline in interest-earning assets was attributed to lower demand for advances, which declined $12.1 billion, or 24.7%, as members de-levered, increased deposits and utilized government programs aimed at improving liquidity. In addition, in response to the Bank’s temporary suspension of dividends and repurchase of excess capital stock, many of the Bank’s members may have reacted by limiting the use of the Bank’s advance products. The current economic conditions also decreased members’ need for funding. For second quarter 2010, interest-bearing deposits decreased $7.6 billion from second quarter 2009, primarily due to a shift into investments in Federal funds sold. The higher second quarter 2009 interest-bearing deposit balance was due to the Bank’s shift of balances from Federal funds sold into higher-yielding interest-bearing Federal Reserve Bank (FRB) accounts. However, beginning in July 2009, the FRBs stopped paying interest on the excess balances it held on the Bank’s behalf; consequently, the Bank shifted its investments back to Federal funds sold. During the second half of 2009, the Bank reduced its concentration in Federal funds sold due to the unattractive yields. The overall average of this portfolio was $4.8 billion for second quarter 2010. The Bank also experienced a reduction in its level of MBS and mortgage loans due primarily to paydowns. Additional details and analysis regarding the shift in the mix of these categories is included in the “Rate/Volume Analysis” discussion below.

The net interest margin improved 1 basis point to 39 basis points, compared to 38 basis points a year ago. The continuing low interest-rate environment resulted in a 36 basis point reduction of the rate paid on interest-bearing liabilities, which offset the 35 basis point reduction in the yield earned on interest-earning assets.

	Six Months Ended June 30,
	2010			2009
			Avg.			Avg.
		Interest	Yield/		Interest	Yield/
	Average	Income/	Rate	Average	Income/	Rate
(dollars in millions)	Balance	Expense	(%)	Balance	Expense	(%)
Assets
Federal funds sold(1)	$4,773.3	$3.3	0.14	$64.4	$0.1	0.17
Interest-bearing deposits(2)	473.5	0.4	0.16	8,839.8	10.8	0.25
Investment securities(3)	13,698.2	207.5	3.05	15,636.3	296.7	3.83
Advances(4)	38,618.1	154.3	0.81	52,831.7	411.6	1.57
Mortgage loans held for portfolio(5)	5,007.6	126.0	5.07	5,936.7	147.2	5.00

Total interest-earning assets	62,570.7	491.5	1.59	83,308.9	866.4	2.10
Allowance for credit losses	(12.0)			(14.6)
Other assets(5)(6)	(18.1)			407.8

Total assets	$62,540.6			$83,702.1

Liabilities and capital
Deposits(2)	$1,293.2	$0.4	0.06	$1,789.2	$0.8	0.09
Consolidated obligation discount notes	10,759.7	7.7	0.14	16,858.0	33.6	0.40
Consolidated obligation bonds(7)	45,037.4	365.3	1.64	58,776.6	699.7	2.40
Other borrowings	27.7	-	0.29	7.3	-	0.94

Total interest-bearing liabilities	57,118.0	373.4	1.32	77,431.1	734.1	1.91
Other liabilities	1,591.1			2,248.5
Total capital	3,831.5			4,022.5

Total liabilities and capital	$62,540.6			$83,702.1

Net interest spread			0.27			0.19
Impact of noninterest-bearing funds			0.11			0.13

Net interest income/net interest margin		$118.1	0.38		$132.3	0.32

Notes:

(1) The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(2) Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which are reflected in the Statement of Condition as derivative assets/liabilities.
(3) Investment securities include trading, held-to-maturity and available-for-sale securities. The average balances of held-to-maturity and available-for-sale securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.
(4) Average balances reflect noninterest-earning hedge accounting adjustments of $1.4 billion and $2.1 billion in 2010 and 2009, respectively.
(5) Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.
(6) The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7) Average balances reflect noninterest-bearing hedge accounting adjustments of $296.1 million and $484.0 million in 2010 and 2009, respectively.

Net interest income was $118.1 million for the six months ended June 30, 2010, a decline of $14.2 million, or 10.7%, from the same year-ago period. The decline in interest-earning assets more than offset the benefit of favorable funding costs. Total average interest-earning assets for second quarter 2010 were $62.6 billion, a decrease of $20.7 billion, or 24.9%, from the same prior year period. The majority of the decline in interest-earning assets was attributed to lower demand for advances, which declined $14.2 billion, or 26.9%, as described previously. For the six months ended June 30, 2010, interest-bearing deposits decreased $8.4 billion from the same year-ago period, primarily due to a shift into investments in Federal funds sold. The higher interest-bearing deposit balance for the six months ended June 30, 2009 was due to the Bank’s shift in balances from Federal funds sold into higher-yielding interest-bearing FRB accounts, as noted above. The overall average balance in the Federal funds portfolio was

$4.8 billion for the six months ended June 30, 2010. Additional details and analysis regarding the shift in the mix of these categories is included in the “Rate/Volume Analysis” discussion below.

The net interest margin improved 6 basis points to 38 basis points, compared to 32 basis points a year ago. The continuing low interest-rate environment resulted in a 59 basis point reduction of the rate paid in interest-bearing liabilities, which was offset by the 51 basis point decline in the yield on interest-earning assets.

Rate/Volume Analysis.  Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2010 and 2009.

	Increase (Decrease) in Interest Income/Expense Due to Changes
	in Rate/Volume
	Three Months Ended June 30			Six Months Ended June 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$1.9	$-	$1.9	$3.2	$-	$3.2
Interest-bearing deposits	(3.9)	(0.9)	(4.8)	(7.6)	(2.8)	(10.4)
Investment securities	(20.1)	(22.2)	(42.3)	(33.9)	(55.3)	(89.2)
Advances	(35.7)	(54.2)	(89.9)	(91.6)	(165.7)	(257.3)
Mortgage loans held for portfolio	(10.5)	2.5	(8.0)	(23.4)	2.2	(21.2)

Total interest-earning assets	$(68.3)	$(74.8)	$(143.1)	$(153.3)	$(221.6)	$(374.9)

Interest-bearing deposits	$(0.1)	$(0.1)	$(0.2)	$(0.2)	$(0.2)	$(0.4)
Consolidated obligation discount notes	(2.0)	(1.7)	(3.7)	(9.3)	(16.6)	(25.9)
Consolidated obligation bonds	(63.3)	(59.1)	(122.4)	(141.5)	(192.9)	(334.4)

Total interest-bearing liabilities	$(65.4)	$(60.9)	$(126.3)	$(151.0)	$(209.7)	$(360.7)

Total increase (decrease) in net interest income	$(2.9)	$(13.9)	$(16.8)	$(2.3)	$(11.9)	$(14.2)

The average balance sheet has shrunk considerably in both the quarter-over-quarter and year-over-year comparisons. However, the decline in net interest income in both comparisons was primarily rate-driven. Quarter-over-quarter, interest income declined $143.1 million. This included a decrease of $74.8 million due to rate and $68.3 million due to volume, driven by the advances portfolio and, to a lesser extent, the investment securities portfolio. The mortgage loans held for portfolio experienced an increase in rate-related interest income, due to a slight uptick in yields, although overall still reported a decrease in interest income due to lower volume. Interest expense declined $126.3 million in the same comparison. This included a decrease of $65.4 million due to volume and $60.9 million due to rate, driven by the decline in volume and rates paid on consolidated obligation bonds.

In the year-over-year comparison, interest income declined $374.9 million. This included a decrease of $221.6 million due to rate and $153.3 million due to volume, driven by the advances portfolio and, to a lesser extent, the investment securities portfolio. Interest expense declined $360.7 million in the same comparison. This included a decrease of $151.0 million due to volume and $209.7 million due to rate, primarily driven by the decline in volume and rates paid on consolidated obligation bonds.

For second quarter 2010, average Federal funds sold increased $4.7 billion from $114.3 million in second quarter 2009. For the second quarter 2009, the Bank utilized an interest-bearing deposit account with the FRBs due to favorable rates paid on these balances. These balances were reinvested in Federal funds sold once the FRBs stopped paying interest on these deposits. Related interest income on Federal funds sold increased $1.9 million due to the higher balances. For second quarter 2010, average interest-bearing deposits decreased $7.6 billion, primarily due to the shift to Federal funds sold noted above. Related interest income on interest-bearing deposits decreased $4.8 million due to the lower balances and the relatively low yields on short-term investments.

For the six months ended June 30, 2010, average Federal funds sold increased $4.7 billion from $64.4 million for the same prior year period. Related interest income on Federal funds sold increased $3.2 million due to the higher balances. For year-to-date June 2010, average interest-bearing deposits decreased $8.4 billion, primarily due to the shift to Federal funds sold noted above. Related interest income on interest-bearing deposits decreased $10.4 million due to the lower balances and the relatively low yields on short-term investments.

The decrease in yields on both Federal funds sold and interest-bearing deposits in the quarter-over-quarter and year-over-year comparisons reflects the significant downward change in overall short-term rates. These decreases are evidenced in the interest rate trend presentation in the “Current Financial and Mortgage Market Events and Trends” discussion earlier in this Item 2. Management’s Discussion and Analysis.

The average investment securities portfolio balance for second quarter 2010 decreased $2.5 billion, or 15.3%, from second quarter 2009. Correspondingly, the interest income on this portfolio decreased $42.3 million, due to a 60 basis point decline in the yield and by the volume decrease. For the six months ended June 30, 2010, the Bank’s average investment securities portfolio balance decreased $1.9 billion, or 12.4%, from the same prior year period. The related interest income decreased $89.2 million year-over-year, driven by a 78 basis point decline in the yield as well as the decrease in volume.

The investment securities portfolio includes trading, available-for-sale and held-to-maturity securities. The decrease in investments quarter-over-quarter and year-over-year was due to declining certificates of deposit balances and run-off of the MBS portfolio as well as credit-related OTTI recorded on certain private label MBS. The Bank has been cautious toward investments linked to the U.S. housing market, including MBS. The Bank has not purchased any private label MBS since late 2007, purchasing only agency and GSE MBS since 2008, including $556 million in the first six months of 2010.

The average advances portfolio decreased $12.1 billion, or 24.7%, from second quarter 2009 to second quarter 2010. This decline in volume, coupled with a 51 basis point decrease in the yield, resulted in an $89.9 million decline in interest income quarter-over-quarter. For the six months ended June 30, 2010, the average advances portfolio decreased $14.2 billion, or 26.9%, from the same prior year period. This decline in volume, coupled with a 76 basis point decrease in the yield, resulted in a $257.3 million decline in interest income quarter-over-quarter.

Advance demand began to decline in the fourth quarter of 2008 and continued through 2009 and into the first half of 2010, as members grew core deposits and gained access to additional liquidity from the Federal Reserve and other government programs that initially became available in the second half of 2008. The interest income on this portfolio was significantly impacted by the decline in short-term rates. Specific mix changes within the portfolio are discussed more fully below under “Average Advances Portfolio Detail.” Average 3-month LIBOR declined 40 basis points and 69 basis points in the quarter-over-quarter and year-over-year comparisons, respectively.

The mortgage loans held for portfolio balance declined $844.7 million, or 14.6%, from second quarter 2009 to second quarter 2010. The related interest income on this portfolio declined $8.0 million in the quarter-over-quarter comparison; however the yield increased 18 basis points. For the six months ended June 30, 2010, the mortgage loans held for portfolio balance declined $929.1 million, or 15.7%, from the same prior year period. The related interest income on this portfolio declined $21.2 million year-over-year; however, the yield increased 7 basis points.

The decrease in the portfolio balance for both comparisons was due to the continued runoff of the existing portfolio, which more than offset new portfolio activity. The decrease in interest income was due to the lower average portfolio balances more than offsetting the yield increase. The yield increase in both comparisons was primarily due to lower amortization of basis adjustments in 2010 compared to 2009, as seen in the “Net Interest Income Derivative Effects” table below.

Mortgage loans contributed approximately 25.6% and 17.0% of total interest income for the first six months of 2010 and 2009, respectively. While interest income on mortgage loans dropped 14.4% in the year-over-year comparison, the Bank’s total interest income decreased 43.3%. Total interest income decreased more rapidly than interest income on mortgage loans held for portfolio as the Bank had significant funds invested in short-term assets, which experienced sharp rate declines in the year-over-year comparison.

Interest-bearing deposits decreased $609.2 million, or 33.2%, from second quarter 2009 to second quarter 2010. Interest expense on interest-bearing deposits decreased $0.2 million quarter-over-quarter, driven by the volume change and a 2 basis point decline in rates paid.

For the six months ended June 30, 2010, interest-bearing deposits decreased $496.0 million, or 27.7%, from the same prior period. Interest expense on interest-bearing deposits decreased $0.4 million year-over-year, driven by the volume change and a 3 basis point decline in rates paid. Average interest-bearing deposit balances fluctuate periodically and are driven by member activity.

The consolidated obligations portfolio balance decreased $17.4 billion from second quarter 2009 to second quarter 2010. Discount notes accounted for $4.3 billion of the decline, while average bonds fell by $13.1 billion quarter-over-quarter. The decline in discount notes was consistent with the decline in short-term advance demand from members as previously discussed. Interest expense on discount notes decreased $3.7 million from the prior year quarter. The decrease was partially attributable to the volume decline and partially due to the 5 basis point decline in rates paid quarter-over-quarter. The decline in rates paid was consistent with the general decline in short-term rates. Interest expense on bonds decreased $122.4 million from second quarter 2009 to second quarter 2010. This was due in part to the 48 basis point decrease in rates paid on bonds, as well as the volume decline.

For the six months ended June 30, 2010, the consolidated obligations portfolio balance decreased $19.8 billion from the same prior year period. Discount notes were down $6.1 billion, while average bonds fell by $13.7 billion year-over-year. The decline in discount notes was consistent with the decline in short-term advance demand from members as previously discussed. Interest expense on discount notes decreased $25.9 million from prior year-to-date June. The decrease was driven primarily by a 26 basis point declines in rates paid year-over-year and secondarily by the volume decline. The decline in rates paid was consistent with the general decline in short-term rates. Interest expense on bonds decreased $334.4 million year-over-year. This was due in part to the 76 basis point decrease in rates paid on bonds, as well as the volume decline.

A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the quarterly rates paid in the “Net Interest Income Derivatives Effects” discussion below.

Market conditions continued to impact spreads on the Bank’s consolidated obligations. Bond spreads were volatile in the beginning of 2009 and the Bank experienced some obstacles in attempting to issue longer-term debt as investors had been reluctant to buy longer-term GSE obligations. However, investor demand for shorter-term GSE debt grew stronger during 2009 and the Bank continued to be able to issue discount notes and term bonds at attractive rates as needed into 2010. The Bank has been aided in obtaining favorable rates on debt issuance by the European debt crisis, which has led to more investor interest in GSE debt.

For additional information, see the “Liquidity and Funding Risk” discussion in Risk Management in this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Average Advances Portfolio Detail

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Product	2010	2009	2010	2009
Repo	$16,367.8	$23,355.5	$17,732.4	$25,941.6
Term Loans	12,898.1	13,528.4	12,872.8	14,032.3
Convertible Select	6,336.1	7,314.8	6,465.5	7,350.1
Hedge Select	50.0	113.0	50.0	131.4
Returnable	28.8	2,924.6	27.3	3,236.4

Total par value	$35,680.8	$47,236.3	$37,148.0	$50,691.8

The par value of the Bank’s average advance portfolio decreased 24.5% from second quarter 2009 to second quarter 2010 and 26.7% from the six months ended June 30, 2009 to the six months ended June 30, 2010. The most significant percentage decrease in both comparisons was in the Returnable product, which declined $2.9 billion, or 99.0%, quarter-over-quarter and $3.2 billion, or 99.2%, year-over-year. The most significant dollar decrease in both comparisons was in the Repo product, which declined $7.0 billion, or 29.9%, quarter-over quarter and $8.2 billion, or 31.6%, year-over-year.

The decrease in average balances for the Repo product reflected the impact of members’ access to additional liquidity from government programs as well as members’ reactions to the Bank’s increased pricing of short-term advance products. Members have also taken other actions during the credit crisis, such as raising core deposits and reducing the size of their balance sheets. In addition, many of the Bank’s members may have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s advance products. The current economic recession has reduced the Bank’s members’ need for funding from the Bank as well. The majority of the decline was driven by decreases in average advances of the Bank’s larger borrowers, with five banks reducing their total average advances outstanding by $9.3 billion year-over-year. The decline in Returnable product balances was due to one of the Bank’s largest borrowers exercising their option to return their advances.

As of June 30, 2010, 47.3% of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 47.7% at December 31, 2009. Details of the portfolio components are included in Note 7 to the unaudited financial statements in the quarterly report filed on this Form 10-Q.

The ability to grow the advance portfolio may be affected by, among other things, the following: (1) the liquidity demands of the Bank’s borrowers; (2) the composition of the Bank’s membership itself; (3) member reaction to the Bank’s voluntary decision to temporarily suspend dividend payments and excess capital stock repurchases until further notice; (4) the Bank’s liquidity position and how management chooses to fund the Bank; (5) current, as well as future, credit market conditions; (6) housing market trends; and (7) the shape of the yield curve.

Beginning in 2008 and continuing through 2009, the Federal Reserve took a series of unprecedented actions that made it more attractive for eligible financial institutions to borrow directly from the FRBs, which created increased competition for the Bank. See the Legislative and Regulatory Developments discussion in Item 7. Management’s Discussion and Analysis in the Bank’s 2009 Annual Report filed on Form 10-K for additional information regarding these government actions.

The Bank accepts various forms of collateral including, but not limited to, AAA- and AA-rated investment securities and residential mortgage loans. In light of recent market conditions, the Bank recognizes that there is the potential for an increase in the credit risk of the advance portfolio. However, the Bank continues to monitor its collateral position and the related policies and procedures, to help ensure adequate collateral coverage. The Bank believes it was fully secured as of June 30, 2010. For more information on collateral, see the “Credit and Counterparty Risk – Total Credit Products and Collateral” discussion in Risk Management in this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Net Interest Income Derivative Effects.  The following tables separately quantify the effects of the Bank’s derivative activities on its interest income and interest expense for the three and six months ended June 30, 2010 and 2009. Derivative and hedging activities are discussed below in the “Other Income (Loss)” section.

			Avg.		Avg.
Three Months Ended		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
June 30, 2010	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets:
Advances	$37,109.8	$80.0	0.87	$301.1	3.26	$(221.1)	(2.39)
Mortgage loans held for portfolio	4,945.5	62.3	5.05	63.0	5.11	(0.7)	(0.06)
All other interest-earning assets	18,990.9	103.2	2.18	103.2	2.18	-	-

Total interest-earning assets	$61,046.2	$245.5	1.61	$467.3	3.07	$(221.8)	(1.46)

Liabilities and capital:
Consolidated obligation bonds	$42,773.3	$181.1	1.70	$292.1	2.74	$(111.0)	(1.04)
All other interest-bearing liabilities	12,856.6	5.3	0.16	5.3	0.16	-	-

Total interest-bearing liabilities	$55,629.9	$186.4	1.34	$297.4	2.14	$(111.0)	(0.80)

Net interest income/net interest spread		$59.1	0.27	$169.9	0.93	$(110.8)	(0.66)

			Avg.		Avg.
Three Months Ended		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
June 30, 2009	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets:
Advances	$49,252.7	$169.9	1.38	$456.5	3.72	$(286.6)	(2.34)
Mortgage loans held for portfolio	5,790.2	70.3	4.87	71.7	4.97	(1.4)	(0.10)
All other interest-earning assets	24,380.9	148.4	2.44	148.4	2.44	-	-

Total interest-earning assets	$79,423.8	$388.6	1.96	$676.6	3.42	$(288.0)	(1.46)

Liabilities and capital:
Consolidated obligation bonds	$55,925.5	$303.5	2.18	$401.9	2.88	$(98.4)	(0.70)
All other interest-bearing liabilities	17,701.0	9.2	0.21	9.2	0.21	-	-

Total interest-bearing liabilities	$73,626.5	$312.7	1.70	$411.1	2.24	$(98.4)	(0.54)

Net interest income/net interest spread		$75.9	0.26	$265.5	1.18	$(189.6)	(0.92)

Note:

(1)Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

			Avg.		Avg.
Six Months Ended		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
June 30, 2010	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets:
Advances	$38,618.1	$154.3	0.81	$624.1	3.26	$(469.8)	(2.45)
Mortgage loans held for portfolio	5,007.6	126.0	5.07	127.4	5.13	(1.4)	(0.06)
All other interest-earning assets	18,945.0	211.2	2.25	211.2	2.25	-	-

Total interest-earning assets	$62,570.7	$491.5	1.59	$962.7	3.10	$(471.2)	(1.51)

Liabilities and capital:
Consolidated obligation bonds	$45,037.4	$365.3	1.64	$597.8	2.68	$(232.5)	(1.04)
All other interest-bearing liabilities	12,080.6	8.1	0.13	8.1	0.13	-	-

Total interest-bearing liabilities	$57,118.0	$373.4	1.32	$605.9	2.14	$(232.5)	(0.82)

Net interest income/net interest spread		$118.1	0.27	$356.8	0.96	$(238.7)	(0.69)

			Avg.		Avg.
Six Months Ended		Interest Inc./	Yield/	Interest Inc./	Yield/		Incr./
June 30, 2009	Average	Exp. with	Rate	Exp. without	Rate	Impact of	(Decr.)
(dollars in millions)	Balance	Derivatives	(%)	Derivatives	(%)	Derivatives(1)	(%)
Assets:
Advances	$52,831.7	$411.6	1.57	$955.6	3.65	$(544.0)	(2.08)
Mortgage loans held for portfolio	5,936.7	147.2	5.00	149.4	5.07	(2.2)	(0.07)
All other interest-earning assets	24,540.5	307.6	2.53	307.6	2.53	-	-

Total interest-earning assets	$83,308.9	$866.4	2.10	$1,412.6	3.42	$(546.2)	(1.32)

Liabilities and capital:
Consolidated obligation bonds	$58,776.6	$699.7	2.40	$902.5	3.10	$(202.8)	(0.70)
All other interest-bearing liabilities	18,654.5	34.4	0.37	34.4	0.37	-	-

Total interest-bearing liabilities	$77,431.1	$734.1	1.91	$936.9	2.44	$(202.8)	(0.53)

Net interest income/net interest spread		$132.3	0.19	$475.7	0.98	$(343.4)	(0.79)

Note:

(1)Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

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

For second quarter 2010, the impact of derivatives reduced net interest income by $110.8 million and the net interest spread by 66 basis points. Average 3-month LIBOR for second quarter 2010 fell 40 basis points quarter-over-quarter and the impact of declining rates on existing derivative contracts continued to negatively impact net interest income. For second quarter 2009, the impact of derivatives decreased net interest income by $189.6 million and reduced net interest income 92 basis points.

For the six months ended June 30, 2010, the impact of derivatives reduced net interest income by $238.7 million and net interest spread by 69 basis points. Average 3-month LIBOR for the six months ended June 30, 2010 fell 69 basis points from the prior year period and the impact of declining rates on existing derivative contracts continued to negatively impact net interest income. For the six months ended June 30, 2009, the impact of derivatives decreased net interest income by $343.4 million and reduced net interest income 79 basis points.

The mortgage loans held for portfolio derivative impact for all periods presented was affected by the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF program.

Effective January 4, 2010, the Bank initiated a new funding and hedging strategy for bullet advances as part of the implementation of a Simplified Business Model. This funding and hedging strategy involves closely match-funding bullet advances with bullet debt and is designed in part to (1) avoid the use of derivatives where prudent, (2) restrain growth in the size of the Bank’s derivatives portfolio, and (3) reduce the Bank’s reliance on short-funding.

In addition, the Bank has initiated a program to lower derivative counterparty credit exposure by reducing the number of derivatives outstanding without materially impacting the Bank’s risk or earnings profiles. The initial phase of this program focused on bullet advances with balances between $5 and $10 million and involved the simultaneous termination of swaps hedging advances and swaps hedging comparable maturity bullet debt. Basis adjustments (BAs) that are created as a result of the discontinuation of fair value hedge accounting upon termination of the swaps are accreted or amortized over the remaining lives of the advances or debt. This strategy will result in additional accretion and amortization of BAs which will be reflected in the Statement of Operations within net interest income. If there are significant prepayments of debt that have associated BAs, there will be an acceleration of the amortization of the related BA, which may or may not be offset by prepayment fees. If a significant number of instruments prepay, this will result in volatility within the Statement of Operations.

Other Income (Loss)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
(In millions)	2010	2009	% Change	2010	2009	% Change
Services fees	$0.7	$0.6	16.7	$1.3	$1.2	8.3
Net losses on trading securities	(0.4)	(0.3)	(33.3)	(0.7)	(0.3)	(133.3)
Net gains (losses) on derivatives and hedging activities	(8.0)	12.4	(164.5)	(12.6)	11.2	(212.5)
Net gain (loss) on sale of AFS securities	(0.1)	-	n/m	(0.1)	-	n/m
Net OTTI credit losses	(110.7)	(39.3)	(181.7)	(138.3)	(69.8)	(98.1)
Contingency reserve	-	-	n/m	-	(35.3)	(100.0)
Other income, net	1.5	2.2	(31.8)	3.9	4.2	(7.1)

Total other loss	$(117.0)	$(24.4)	(379.5)	$(146.5)	$(88.8)	(65.0)

n/m – not meaningful

Second quarter 2010 financial results included total other losses of $117.0 million, compared to total other losses of $24.4 million in second quarter 2009. The second quarter 2010 net losses on derivatives and hedging activities totaled $8.0 million compared to gains on derivatives and hedging activities of $12.4 million for second quarter 2009. Net OTTI credit losses for second quarter 2010 totaled $110.7 million, compared to $39.3 million of net credit losses in second quarter 2009. These losses reflect the credit loss portion of OTTI charges taken on the private label MBS portfolio. All other income, net decreased $0.7 million in the quarter-over-quarter comparison, primarily due to decreased standby letter of credit fees and changes in the market value of the split-dollar life insurance policy.

Year-to-date June 2010 financial results included total other losses of $146.5 million, compared to total other losses of $88.8 million for year-to-date June 2009. The year-to-date June 2010 net losses on derivatives and hedging activities totaled $12.6 million, compared to gains on derivatives and hedging activities of $11.2 million for the same prior year period. Net OTTI credit losses for the first six months of 2010 totaled $138.3 million, compared to $69.8 million for the same prior year period. The $35.3 million contingency reserve in the six months ended June 30, 2009 represents the establishment of a contingency reserve for the Bank’s LBSF receivable in first quarter 2009. There has been no change in this reserve in 2010. All other income, net decreased $0.3 million in the year-over-year comparison, primarily due to decreased standby letter of credit fees.

See additional discussion on OTTI charges in the “Credit and Counterparty Risk – Investments” discussion in Risk Management in this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q. The activity related to net gains on derivatives and hedging activities is discussed in more detail below.

Derivatives and Hedging Activities.  The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
(in millions)	Gain (Loss)	Gain (Loss)	Gain (Loss)	Gain (Loss)
Derivatives and hedged items in hedge accounting relationships:
Advances	$(6.1)	$10.0	$(7.8)	$(9.2)
Consolidated obligations	(1.8)	2.1	(0.9)	19.5

Total net gains (losses) related to fair value hedge ineffectiveness	(7.9)	12.1	(8.7)	10.3

Derivatives not designated as hedging instruments under hedge accounting:
Economic hedges	(1.6)	(1.1)	(6.0)	(2.5)
Mortgage delivery commitments	1.3	1.1	1.7	3.0
Other	0.2	0.3	0.4	0.4

Total net gains (losses) related to derivatives not designated as hedging instruments under hedge accounting	(0.1)	0.3	(3.9)	0.9

Net gains (losses) on derivatives and hedging activities	$(8.0)	$12.4	$(12.6)	$11.2

Fair Value Hedges.  The Bank uses fair value hedge accounting treatment for certain of its advances and consolidated obligation bonds using interest rate swaps. The interest rate swaps convert fixed-rate instruments to a variable-rate (i.e., LIBOR) or provide offset to options embedded within variable-rate instruments. For the second quarter of 2010, total ineffectiveness related to these fair value hedges resulted in a loss of $7.9 million compared to a gain of $12.1 million in the second quarter of 2009. For the six months ended June 30, 2010, total ineffectiveness resulted in a loss of $8.7 million compared to a gain of $10.3 million for the same prior year period. The overall notional amount decreased from $51.9 billion at June 30, 2009 to $37.8 billion at June 30, 2010. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness, which generally reverses over the life of hedge relationships, is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Economic Hedges.  For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a loss of $1.6 million in second quarter 2010 compared to a loss of $1.1 million in second quarter 2009. For the six months ended June 30, 2010, the Bank recorded net losses on economic hedges of $6.0 million, compared to losses of $2.5 million for the same prior year period. The majority of the losses in 2010 were comprised of losses on the Bank’s interest rate caps. The overall notional amount of economic hedges increased from $0.8 billion at June 30, 2009 to $1.5 billion at June 30, 2010. The notional amount of the Bank’s interest rate caps was $1.4 billion at June 30, 2010 compared to $84.3 million at June 30, 2009.

Mortgage Delivery Commitments.  Certain mortgage purchase commitments are considered derivatives. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly. Total gains relating to mortgage delivery commitments for second quarter 2010 were $1.3 million compared to total gains of $1.1 million for second quarter 2009. For the six months ended June 30, 2010, total gains on mortgage delivery commitments were $1.7 million compared to gains of $3.0 million for the same prior year period. Total notional of the Bank’s mortgage delivery commitments increased from $13.3 million at June 30, 2009 to $27.3 million at June 30, 2010.

Other Expense

	For the			For the
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2010	2009	% Change	2010	2009	% Change
Operating – salaries and benefits	$8.0	$8.0	-	$16.9	$16.2	4.3
Operating – occupancy	0.5	0.7	(28.6)	1.2	1.3	(7.7)
Operating – other	5.1	5.2	(1.9)	10.0	10.1	(1.0)
Finance Agency	0.9	0.7	28.6	1.9	1.5	26.7
Office of Finance	0.6	0.7	(14.3)	1.3	1.4	(7.1)

Total other expenses	$15.1	$15.3	(1.3)	$31.3	$30.5	2.6

Other expense totaled $15.1 million for second quarter 2010 compared to $15.3 million for second quarter 2009, a decrease of $0.2 million, or 1.3%, driven by slight declines in occupancy and other operating expenses.

For the six months ended June 30, 2010, other expense totaled $31.3 million compared to $30.5 million for the same prior year period, an increase of $0.8 million, or 2.6%. This increase was primarily driven by an increase in salaries and benefits expense due to first quarter 2010 severance costs.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Agency and the OF. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank’s Statement of Operations. The combined operating expenses of the Finance Agency and the OF increased 7.1% and 10.3% quarter-over-quarter and year-over-year, respectively, driven by an increase in Finance Agency expenses. The Bank expects this trend to continue throughout 2010.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	For the			For the
	Three Months Ended			Six Months Ended
	June 30,			June 30,
(in millions)	2010	2009	% Change	2010	2009	% Change
Affordable Housing Program (AHP)	$(1.1)	$0.9	(222.2)	$-	$0.9	(100.0)
REFCORP	(2.4)	2.1	(214.3)	-	2.1	(100.0)

Total assessments	$(3.5)	$3.0	(216.7)	$-	$3.0	(100.0)

Assessment Calculations.  Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) equate to a proportion of the Bank’s net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30%). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20% annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks’ aggregate payments through the second quarter of 2010 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final payment during the second quarter of 2012. This date assumes that the FHLBanks pay exactly $300 million annually until 2012. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates. In addition, the FHLBanks must set aside for the AHP annually on a combined basis, the greater of an aggregate of $100 million or 10 percent of current year’s net earnings (income before interest expense related to mandatorily redeemable capital stock but after the assessment for REFCORP). The AHP, mandated by statute, is the largest and primary public policy program among the FHLBanks. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income.

Application of the REFCORP percentage rate as applied to the Bank’s second quarter 2010 loss resulted in reversal of assessment expense of $2.4 million. For the six months ended June 30, 2010, the Bank had no REFCORP assessment expense. Application of the REFCORP percentage rate as applied to earnings during three and six months ended June 30, 2009 resulted in expenses for the Bank of $2.1 million for both periods.

The Bank had a prepaid REFCORP assessment balance of $39.6 million as of June 30, 2010. This prepaid REFCORP assessment balance was recorded in fourth quarter 2008 as a result of the Bank overpaying its 2008 REFCORP assessment due to the loss recognized in fourth quarter 2008. The balance may fluctuate quarter-to-quarter based on the Bank’s earnings or losses. As instructed by the U.S. Treasury, the Bank is using its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future) over an indefinite period of time. This overpayment is recorded as a prepaid asset by the Bank and reported as “prepaid REFCORP assessment” on the Statement of Condition. Over time, as the Bank uses this credit against its future REFCORP assessments, the prepaid asset will be reduced until it has been exhausted. If any amount of the prepaid asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, REFCORP, in consultation with the U.S. Treasury, will implement a procedure so that the Bank would be able to collect on its remaining prepaid asset.

Application of the AHP percentage rate as applied to the Bank’s second quarter 2010 loss resulted in reversal of AHP assessment expense of $1.1 million. For the six months ended June 30, 2010, the Bank had no AHP assessment expense. Application of the AHP percentage rate as applied to earnings during three and six months ended June 30, 2009 resulted in expenses for the Bank of $0.9 million for both periods.

Financial Condition

The following is Management’s Discussion and Analysis of the Bank’s financial condition at June 30, 2010 compared to December 31, 2009. This should be read in conjunction with the Bank’s unaudited interim financial statements and notes in this report and the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

Assets

As a result of declining loan demand by members, the Bank’s total assets decreased $4.7 billion, or 7.2%, to $60.6 billion at June 30, 2010, down from $65.3 billion at December 31, 2009. Advances decreased $5.1 billion; this decrease was partially offset by a $1.9 billion increase in Federal funds sold and a $120.1 million increase in investment securities.

Total housing finance-related assets, which include MPF Program loans, advances, MBS and other mission-related investments, decreased $5.8 billion, or 10.4%, to $50.1 billion at June 30, 2010, down from $55.9 billion at December 31, 2009. Total housing finance-related assets accounted for 82.7% of assets as of June 30, 2010 and 85.7% of assets as of December 31, 2009.

Advances.  At June 30, 2010, total advances reflected balances of $36.1 billion to 219 borrowing members, compared to $41.2 billion at year-end 2009 to 222 borrowing members, representing a 12.4% decrease in the portfolio balance. A significant concentration of the advances continued to be generated from the Bank’s five largest borrowers, generally reflecting the asset concentration mix of the Bank’s membership base. Total advances outstanding to the Bank’s five largest members were $21.8 billion and $25.4 billion at June 30, 2010 and December 31, 2009, respectively. The decrease in advance balances reflected a stronger deposit market and limited growth in member lending. In addition, many of the Bank’s members may have reacted to the Bank’s temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank’s advance products.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the six months ended June 30, 2010 and the year ended December 31, 2009.

Member Asset Size	2010	2009
Less than $100 million	34	40
Between $100 million and $500 million	124	135
Between $500 million and $1 billion	41	39
Between $1 billion and $5 billion	29	30
Greater than $5 billion	15	16

Total borrowing members during the year	243	260

Total membership	316	316
Percent of members borrowing during the period	76.9%	82.3%
Total borrowing members with outstanding loan balances at period-end	219	222
Percent of members borrowing at period-end	69.3%	70.3%

As of June 30, 2010, the par value of the RepoPlus products decreased $4.4 billion, or 21.9%, to $15.7 billion, compared to $20.1 billion at December 31, 2009. These products represented 45.4% and 50.6% of the par value of the Bank’s total advances portfolio at June 30, 2010 and December 31, 2009, respectively. The Bank’s shorter-term advances decreased as a result of members having less need for liquidity from the Bank as they have taken other actions during the credit crisis, such as raising core deposits, reducing their balance sheets, and identifying alternative sources of funds. The short-term portion of the advances portfolio is volatile; as market conditions change rapidly, the short-term nature of these lending products could materially impact the Bank’s outstanding loan balance. See Item 1. Business in the Bank’s 2009 Annual Report filed on Form 10-K for details regarding the Bank’s various loan products.

The Bank’s longer-term advances, referred to as Term Advances, decreased $291.2 million, or 2.3%, to $12.5 billion at June 30, 2010 compared to $12.8 billion at December 31, 2009. These balances represented 36.3% and 32.2% of the Bank’s advance portfolio at June 30, 2010 and December 31, 2009, respectively. A number of the Bank’s members have a high percentage of long-term mortgage assets on their balance sheets and these members generally fund these assets through these longer-term borrowings with the Bank to mitigate interest rate risk. Certain members also prefer Term Advances given the current interest rate environment. Meeting the needs of such members has been, and will continue to be, an important part of the Bank’s advances business.

As of June 30, 2010, the Bank’s longer-term option embedded advances decreased $530.4 million to $6.3 billion, down from $6.8 billion as of December 31, 2009. These products represented 18.3% and 17.2% of the Bank’s advances portfolio on June 30, 2010 and December 31, 2009, respectively. The decrease in balances was due to regularly scheduled maturing advances. New member interest in option-embedded advances was limited as the current cost/benefit of many of these advances is not economical compared to non-option-embedded advance products.

Mortgage Loans Held for Portfolio.  The Bank held approximately $4.9 billion and $5.2 billion in net mortgage loans held for portfolio under the MPF Program at June 30, 2010 and December 31, 2009, respectively, representing 8.1% and 7.8% of total assets. This reflected a decrease of $267.1 million, or 5.2%, from year-end, driven primarily by the continued runoff of the existing portfolio, which more than offset new portfolio purchase activity.

As previously discussed, the Bank currently has a loan modification plan in place for participating PFIs. As of June 30, 2010, there had been minimal requests for loan modifications under this loan modification plan. There was one loan in the 90-day trial period as of June 30, 2010. In addition, there was one loan which had been modified and completed the 90-day trial period with an unpaid principal balance of $117 thousand as of June 30, 2010.

Loan Portfolio Analysis.  The Bank’s outstanding advances, net mortgage loans, nonaccrual mortgage loans, mortgage loans 90 days or more past due and accruing interest, troubled debt restructuring and Banking on Business (BOB) loans are presented in the following table.

	June 30,	December 31,
(in millions)	2010	2009
Advances(1)	$36,058.4	$41,177.3
Mortgage loans held for portfolio, net(2)	4,895.7	5,162.8
Nonaccrual mortgage loans, net(3)	77.2	71.2
Mortgage loans past due 90 days or more and still accruing interest(4)	13.1	16.5
Troubled debt restructurings – mortgage loans(5)	0.1	-
BOB loans, net(6)	13.4	11.8

Notes:

(1) There are no advances which are past due or on nonaccrual status.
(2) All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.
(3) All nonaccrual mortgage loans are reported net of interest applied to principal.
(4) Only government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.
(5) Troubled debt restructurings includes mortgage loan balances related to loan modifications under the Bank’s current program. The balance at June 30, 2010 was $117 thousand, representing one loan. There were no balances at December 31, 2009.
(6) Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

The amount of foregone interest income on the Bank’s nonaccrual mortgage loans and troubled debt restructurings was $85 thousand and $53 thousand for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, respectively, the amounts were $188 thousand and $89 thousand These amounts include activity related to loan modifications under the Bank’s current program for 2010.

The Bank has experienced an increase in its nonaccrual mortgage loans held for portfolio. Nonaccrual mortgage loans increased approximately $6.0 million, or 8.4%, from December 31, 2009 to June 30, 2010. This increase was driven by the general economic conditions. The Bank permits PFI’s to repurchase loans that meet certain pre-established criteria (i.e., government-guaranteed loans) at the time of the sale of the loans to the Bank.

The decrease in mortgage loans past due 90 days or more and still accruing from December 31, 2009 to June 30, 2010 reflects these repurchases, totaling $1.3 million, as well as net activity related to loans moving into more current past due categories.

The Bank increased its allowance for loan losses on mortgage loans held for portfolio, from $2.7 million at December 31, 2009 to $2.9 million at June 30, 2010, an increase of 7.4%. This slight increase was due to deterioration in the portfolio related to higher delinquencies. The Bank experienced minimal net charge-offs during the six months ended June 30, 2010 and 2009.

Delinquencies in the Bank’s portfolio remain markedly below national delinquency rates for prime mortgage loans. Details of delinquencies within the Bank’s conventional mortgage loan portfolio are presented in the table below.

	June 30,
(dollars in millions)	2010	December 31, 2009
30-59 days delinquent and not in foreclosure	$72.3	$69.7
60-89 days delinquent and not in foreclosure	17.3	21.5
90+ days delinquent and not in foreclosure	27.3	31.5
In process of foreclosure(1)	44.4	34.2
Real estate owned (REO) inventory	12.3	11.1

Serious delinquency rate(2)	1.6%	1.4%
Notes:

(1) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
(2) 90+ days delinquent and not in foreclosure plus In process of foreclosure as a percent of total conventional loan principal  balance.

Interest-Bearing Deposits and Federal Funds Sold.  At June 30, 2010, these short-term investments totaled $5.0 billion, a net increase of $2.0 billion, or 64.9%, from December 31, 2009. These combined balances have continued to grow over the last two years, reflecting the Bank’s strategy to maintain its short-term liquidity position in part to be able to meet members’ loan demand and regulatory liquidity requirements.

Investment Securities.  The $120.1 million, or 0.8%, increase in investment securities from December 31, 2009 to June 30, 2010 was due to an increase in certificates of deposit in the held-to-maturity portfolio and purchases of agency and GSE MBS. This activity was offset by MBS paydowns during the first half of 2010. The Bank has not invested in any private label MBS since late 2007. Available-for-sale MBS paydowns were offset by an increase in the fair value of certain investments as well as the transfers of seven OTTI held-to-maturity securities to available-for-sale during the first six months of 2010.

The following tables summarize key investment securities portfolio statistics.

	June 30,	December 31,
(in millions)	2010	2009
Trading securities:
Mutual funds offsetting deferred compensation	$6.2	$6.7
U.S. Treasury bills	1,029.8	1,029.5
TLGP investments	250.4	250.0

Total trading securities	$1,286.4	$1,286.2

Available-for-sale securities:
Mutual funds partially securing supplemental retirement plan	$2.0	$2.0
MBS	2,646.3	2,395.3

Total available-for-sale securities	$2,648.3	$2,397.3

Held-to-maturity securities:
Certificates of deposit	$3,750.0	$3,100.0
State or local agency obligations	532.3	608.4
U.S. government-sponsored enterprises	67.1	176.7
MBS	6,001.9	6,597.3

Total held-to-maturity securities	10,351.3	10,482.4

Total investment securities	$14,286.0	$14,165.9

The following table presents the maturity and yield characteristics for the investment securities portfolio as of June 30, 2010.

(dollars in millions)	Book Value	Yield (%)
Trading securities:
Mutual funds offsetting deferred compensation	$6.2	n/a
U.S. Treasury bills	1,029.8	0.29
TLGP investments	250.4	0.51

Total trading securities	$1,286.4	0.33

Available-for-sale securities:
Mutual funds partially securing supplemental retirement plan	$2.0	n/a
MBS	2,646.3	5.39

Total available-for-sale securities	$2,648.3	5.39

Held-to-maturity securities:
Certificates of deposit	$3,750.0	0.37
State or local agency obligations:
Within one year	71.6	5.89
After one but within five years	5.7	4.21
After five years but within ten years	10.1	0.50
After ten years	444.9	2.87

Total state or local agency obligations	$532.3	3.25

U.S. government-sponsored enterprises:
After five years but within ten years	67.1	4.05

Total U.S. government-sponsored enterprises	67.1	4.05

MBS	6,001.9	2.92

Total held-to-maturity securities	$10,351.3	2.02

n/a – not applicable

As of June 30, 2010, the Bank held securities from the following issuers with a book value greater than 10 percent of Bank total capital.

	Total	Total
(in millions)	Book Value	Fair Value
Government National Mortgage Association	$1,795.2	$1,805.0
J.P. Morgan Mortgage Trust	1,223.1	1,205.6
U.S. Treasury	1,029.8	1,029.8
Federal Home Loan Mortgage Corp.	898.1	940.5
Wells Fargo Mortgage Backed Securities Trust	697.1	671.0
Federal National Mortgage Association	635.9	647.9
Structured Adjustable Rate Mortgage Loan Trust	447.2	434.3

Total	$6,726.4	$6,734.1

During the third quarter of 2009, Taylor, Bean & Whitaker (TBW), a servicer on one of the Bank’s private label MBS filed for bankruptcy. There is now a replacement servicer on this security. The replacement servicer has provided monthly remittances related to 2010 activity. However, final remittances related to certain months in 2009, which had various reconciliation items because of issues with the original servicer, have not yet been determined by the replacement servicer.

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk-Investments” discussion in the Risk Management section of this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Liabilities and Capital

Deposits.  At June 30, 2010, time deposits in denominations of $100 thousand or more totaled $500 thousand, all of which had a maturity of six to twelve months.

Commitment and Off-Balance Sheet Items.  At June 30, 2010, the Bank was obligated to fund approximately $417.3 million in additional advances, $27.3 million of mortgage loans and $7.0 billion in outstanding standby letters of credit, and to issue $169.0 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Retained Earnings.  The Finance Agency has issued regulatory guidance to the FHLBanks relating to capital management and retained earnings. The guidance directs each FHLBank to assess, at least annually, the adequacy of its retained earnings with consideration given to future possible financial and economic scenarios. The guidance also outlines the considerations that each FHLBank should undertake in assessing the adequacy of its retained earnings. In accordance with the Finance Agency’s RBC regulations, when the Bank’s market value of equity to book value of equity falls below 85%, the Bank is required to provide for additional market RBC. In response to recent regulatory guidance, management has revised its Asset Classification Policy. This change may result in certain MBS being assigned a higher level of credit risk for reasons beyond a credit rating below investment grade. Management’s assessment as of June 30, 2010 indicated that this new guidance did not have a material impact with respect to required retained earnings levels. This assessment will be performed on an ongoing basis, so the impact on future periods could prove to be material.

	Six Months Ended June 30,
(in millions)	2010	2009
Balance, beginning of the period	$389.0	$170.5
Cumulative effect of adoption of the amended OTTI guidance	-	255.9
Net income (loss)	(58.3)	8.5

Balance, end of the period	$330.7	$434.9

At June 30, 2010, retained earnings were $330.7 million, a decrease of $58.3 million from December 31, 2009. This decrease reflects the Bank’s net loss for the first six months of 2010. At June 30, 2009, retained earnings were $434.9 million, representing an increase of $264.4 million from December 31, 2008. The Bank adopted the amended OTTI guidance effective January 1, 2009. This adoption resulted in a $255.9 million increase in retained earnings due to the cumulative effect adjustment recorded as of January 1, 2009. This cumulative effect adjustment did not impact the Bank’s REFCORP or AHP assessment expenses or liabilities, as these assessments are based on GAAP net income. Excluding the cumulative effect adjustment, retained earnings increased $8.5 million from prior year-end due to the Bank’s net income for the first six months of 2009.

Additional information regarding the amended OTTI guidance is available in the Critical Accounting Policies and Note 3 to the audited financial statements, both in the Bank’s 2009 Annual Report filed on Form 10-K. Further details of the components of required RBC are presented in the Capital Resources discussion in Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q. See Note 19 to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K for further discussion of risk-based capital and the Bank’s policy on capital stock requirements.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources as of June 30, 2010, which should be read in conjunction with the unaudited interim financial conditions and notes included in the quarterly report filed on this Form 10-Q and the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulations require the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operational risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	June 30,	March 31,	December 31,
(in millions)	2010	2010	2009
Permanent capital:
Capital stock(1)	$4,048.5	$4,043.4	$4,026.3
Retained earnings	330.7	398.9	389.0

Total permanent capital	$4,379.2	$4,442.3	$4,415.3

RBC requirement:
Credit risk capital	$932.5	$909.2	$943.7
Market risk capital	649.3	1,042.7	1,230.8
Operations risk capital	474.6	585.5	652.4

Total RBC requirement	$2,056.4	$2,537.4	$2,826.9

Note:

(1) Capital stock includes mandatorily redeemable capital stock

The Bank held excess permanent capital over RBC requirements of $2.3 billion, $1.9 billion and $1.6 billion at June 30, 2010, March 31, 2010 and December 31, 2009, respectively. The decline in the RBC requirement from December 31, 2009 was driven by lower market risk capital requirements due to narrowing mortgage credit spreads, resulting in an increase in fair values of the Bank’s private label MBS portfolio.

Capital and Leverage Ratios

In addition to the requirements for RBC, the Finance Agency has mandated maintenance of certain capital and leverage ratios. The Bank must maintain total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. As a matter of policy, the Board has established an operating range for capitalization that calls for the capital ratio to be maintained between 4.08% and 5.0%. To enhance overall returns, it has been the Bank’s practice to utilize leverage within this operating range when market conditions permit, while maintaining compliance with statutory, regulatory and Bank policy limits. The Bank exceeded all regulatory capital requirements at June 30, 2010.

	June 30,	March 31,	December 31,
(dollars in millions)	2010	2010	2009
Capital Ratio
Minimum capital (4.0% of total assets)	$2,425.2	$2,346.2	$2,611.6
Regulatory capital (permanent capital plus loan loss reserves)	4,379.3	4,442.3	4,415.4
Total assets	60,629.7	58,656.0	65,290.9
Capital ratio (regulatory capital as a percent of total assets)	7.2%	7.6%	6.8%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,031.5	$2,932.8	$3,264.5
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus loan loss reserves)	6,568.9	6,663.4	6,623.1
Leverage ratio (leverage capital as a percent of total assets)	10.8%	11.4%	10.1%

Management reviews, on a routine basis, projections of capital leverage that incorporate anticipated changes in assets, liabilities, and capital stock levels as a tool to manage overall balance sheet leverage within the Board’s operating ranges. In connection with this review, when management believes that adjustments to the current member stock purchase requirements within the ranges established in the capital plan are warranted, a recommendation is presented for Board consideration. The member stock purchase requirements have been adjusted several times since the implementation of the capital plan in December 2002. The percentages in effect at June 30, 2010 were 4.75%, 0.75% and 4.0% of member loans outstanding, unused borrowing capacity and Acquired Member Assets (AMA) activity, respectively.

Through a notice dated May 21, 2010, the Bank informed its members that modifications to the Bank’s Capital Plan had been approved and described the general effects of the modifications. The amended Capital Plan replaces the unused borrowing capacity membership stock purchase requirement, which was calculated quarterly and when a member borrowed from the Bank, with an annual Membership Asset Value stock purchase requirement based on the member’s prior December 31 call report data. This calculation is not affected by the amount the member borrows from the Bank. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. agency securities; U.S. agency MBS; nonagency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans; home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category and the resulting Membership Asset Value is determined by summing the products of the membership asset categories and the respective factor. The Membership Asset Value capital stock requirement range is from 0.05% – 1.00%. All members will be required to fully transition to the amended Capital Plan by the first Membership Asset Value re-calculation date of April 10, 2011. The range of the capital stock requirement on advances has been expanded from 4.50% – 6.00% to 3.00% – 6.00%. The initial capital stock requirement under the amended Capital Plan for advances has been lowered from 4.75% to 4.60%. The range of the capital stock requirement on MPF loans sold to the Bank and put on its balance sheet has been expanded from 0.00% – 4.00% to 0.00% – 6.00%. The amended Capital Plan also introduces a new requirement on letters of credit. See the amended Capital Plan filed as Exhibit 4.1.1 to the quarterly report on this Form 10-Q.

On November 10, 2008, the Bank first changed its excess capital stock repurchase practice, stating that the Bank would no longer make excess capital stock repurchases at a member’s request and noting that the previous practice of repurchasing excess capital stock from all members on a periodic basis was revised. Subsequently, as announced on December 23, 2008, the Bank temporarily suspended excess capital stock repurchases on a voluntary basis until further notice. At June 30, 2010 and December 31, 2009, excess capital stock held by the Bank’s stockholders totaled $1.4 billion and $1.2 billion, respectively. Under the updated Capital Plan, certain members did not have adequate capital stock. As noted above, these members will have until April 2011 to fully transition to the new requirements.

The Bank’s prior practice was to promptly repurchase the excess capital stock of its members upon their request (except with respect to directors’ institutions during standard blackout periods). As long as it is not repurchasing excess capital stock, the Bank’s capital and leverage ratios may be outside of normal operating ranges as evidenced by their levels through June 30, 2010.

As previously mentioned, the Bank’s capital stock is owned by its members. The concentration of the Bank’s capital stock and the composition of the Bank’s membership by institution type are presented in the tables below.

	June 30,	December 31,
(dollars in millions)	2010	2009
Commercial banks	$2,136.0	$2,151.7
Thrifts	1,798.8	1,797.6
Credit unions	57.6	57.0
Insurance companies	19.8	11.7

Total GAAP capital stock	4,012.2	4,018.0
Mandatorily redeemable capital stock	36.3	8.3

Total capital stock	$4,048.5	$4,026.3

	June 30,	December 31,
	2010	2009
Commercial banks	197	197
Thrifts	92	92
Credit unions	24	24
Insurance companies	3	3

Total	316	316

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

The Bank did not implement any material changes to its accounting policies or estimates, nor did the Bank implement any new accounting policies that had a material impact on the Bank’s Statement of Operations and Statement of Condition for the six months ended June 30, 2010.

Recently Issued Accounting Standards and Interpretations.  See Note 2 to the unaudited financial statements in Item 1. Financial Statements and Supplementary Financial Data in the quarterly report filed on this Form 10-Q for a discussion of recent accounting pronouncements that are relevant to the Bank’s businesses.

The FASB has proposed Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities Exposure Draft (FI ED). Although only proposed at this time and not expected to be finalized until the first half of 2011, the FI ED is expected to have a material impact on the Bank’s Statements of Operations, Condition, and Changes in Capital. In addition, the FI ED, as proposed, is expected to significantly change all of the Bank’s Critical Accounting Policies except for Guarantees and Consolidated Obligations and Future REFCORP Payments. At this time, the Bank is continuing to evaluate the FI ED and monitor its status.

Legislative and Regulatory Developments

Legislation

Financial Regulatory Reform – The Dodd-Frank Act.  On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was enacted. The Dodd-Frank Act, among other things: (1) creates an inter-agency oversight council that will identify and regulate systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements, including a risk-retention requirement, for MBS; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection agency. The FHLBanks’ business operations, funding costs, rights, obligations, and/or the environment in which FHLBanks carry out their housing-finance mission may be affected by the Dodd-Frank Act.

The change in the federal deposit insurance assessment methodology may result in reductions in advance demand. Regulations on the over-the-counter derivatives market that may be issued under the Dodd-Frank Act could materially affect an FHLBank’s ability to hedge its interest rate risk exposure from advances, achieve the FHLBank’s risk management objectives, act as an intermediary between its members and counterparties and may increase Bank funding costs and the costs of advances. For example, under the derivatives regulation portion of the Dodd-Frank, if an FHLBank is considered to be a “major swap participant,” it will be required to trade certain of its standardized derivatives transactions through an exchange and clear those transactions through a centralized clearing house, and it will be subject to additional swap-based capital and margin requirements. In addition, all derivatives transactions not subject to exchange trading or centralized clearing will also be subject to additional margin requirements, and all derivatives transactions will be subject to new reporting requirements. Furthermore, if the FHLBanks are identified as being systemically important financial institutions under the Dodd-Frank Act, they would be subject to heightened prudential standards established by the Federal Reserve Board. These standards include, at minimum, risk-based capital requirements, liquidity requirements and risk management. Other standards could encompass such matters as a requirement to issue contingent capital instruments, additional public disclosures, and limits on short-term debt. The Dodd-Frank Act also requires systemically important financial institutions to report to the Federal Reserve on the nature and extent of their credit exposures to other significant companies and undergo semi-annual stress tests. Under the Volcker Rule provision in the Dodd-Frank Act, such institutions are subject to higher capital requirements and quantitative limits with regard to their proprietary trading. The Dodd-Frank Act also makes a number of changes to the federal deposit insurance program. It: (1) requires the FDIC to base future assessments for deposit insurance on the amount of assets held by an institution, instead of on the amount of deposits that institution holds; (2) permanently increases deposit insurance coverage to $250,000; (3) increases the reserve ratio for the FDIC insurance fund, which will cause an increase in the assessments imposed on federally-insured institutions; and (4) requires insured depository institutions with assets of $10 billion or more to pay an additional deposit insurance assessment. The Dodd-Frank Act may provide an incentive for some members of the FHLBanks to hold more deposits than they would if non-deposit liabilities were not a factor in determining an institution’s deposit insurance assessments.

In addition, the U.S. Treasury and the Department of Housing and Urban Development are developing recommendations regarding the future of the housing GSEs, including the FHLBanks. The Administration is expected to unveil its plan for GSE reform that will likely impact the FHLBanks at the end of 2010.

Helping Families Save Their Homes Act of 2009 and Other Mortgage Modification Legislation.  On May 20, 2009, the Helping Families Save Their Home Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to support the federal deposit insurance system. One provision in the act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans. At this time it is uncertain what effect the provisions regarding loan modifications will have on the value of the Bank’s mortgage asset portfolio, the mortgage loan collateral pledged by members to secure their loans to members from the Bank or the value of the Bank’s MBS. As mortgage servicers modify mortgages under the various government incentive programs and otherwise, the value of the Bank’s MBS and mortgage loans held for investment and mortgage assets pledged as collateral for member advances may be reduced. At this point, legislation to allow bankruptcy cramdowns on mortgages secured by owner-occupied homes has been defeated in the U.S. Senate; however, similar legislation could be re-introduced. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings could become material. The previously proposed legislation permitted a bankruptcy judge, in specified circumstances, to reduce the mortgage amount to today’s market value of the property, reduce the interest rate paid by the debtor, and/or extend the repayment period. In the event that this legislation would again be proposed, passed and applied to existing mortgage debt (including residential MBS), the Bank could face increased risk of credit losses on its private label MBS that include bankruptcy carve-out provisions and allocate bankruptcy losses over a specified dollar amount on a pro-rata basis across all classes of a security. As of June 30, 2010, the Bank had 69 private label MBS with a par value of $3.4 billion that include bankruptcy carve-out language that could be affected by cramdown legislation. The effect on the Bank will depend on the actual version of the legislation that would be passed (if any) and whether mortgages held by the Bank, either within the MPF Program or as collateral for MBS held by the Bank, would be subject to bankruptcy proceedings under the new legislation. Other Bankruptcy Reform Act Amendments also continue to be discussed.

Regulations

Final Regulation Regarding Restructuring the Office of Finance.  On May 3, 2010, the Finance Agency issued a final regulation restructuring the Office of Finance’s board of directors, which became effective on June 2, 2010. Among other things, the regulation: (1) increases the size of the board such that it will be comprised of the twelve FHLBank presidents and five independent directors; (2) creates an audit committee; (3) provides for the creation of other committees; (4) sets a method for electing independent directors along with setting qualifications for these directors; and (5) provides that the method of funding the Office of Finance and allocating its expenses among the FHLBanks shall be as determined by policies adopted by the board of directors. The newly-created audit committee will be comprised solely of the five independent directors and will be charged with oversight of greater consistency in accounting policies and procedures among the FHLBanks. On July 9, 2010 the Finance Agency issued an order appointing the initial five independent directors of the reconstituted Office of Finance board of directors. The newly-created audit committee will be comprised solely of the five independent directors and will be charged with oversight of greater consistency in accounting policies and procedures among the FHLBanks related to the combined financial reports published by the OF.

Proposed Finance Agency Regulation on Conservatorship and Receivership.  On July 9, 2010, the Finance Agency issued a proposed regulation on the conservatorship and receivership of Fannie Mae, Freddie Mac and the FHLBanks that would set forth the basic authorities of the Finance Agency as conservator or receiver, including the enforcement and repudiation of contracts; establish procedures for conservators and receivers and priorities of claims for contract parties and other claimants; and address whether and to what extent claims by current and former holders of equity interests in the regulated entities will be paid. The Bank cannot predict when a final regulation will be issued.

Proposed Finance Agency Regulation on FHLBank Housing Goals.  On May 28, 2010, the Finance Agency issued a proposed regulation with a comment deadline of July 12, 2010 that would establish certain housing acquisition goals and related counting and reporting rules for FHLBanks that purchase in excess of $2.5 billion in unpaid principal balance of AMA program (such as MPF) eligible mortgage loans per year. FHLBanks that exceed the $2.5 billion threshold would be assigned market-based, low-income families, low-income housing, very low income families, and refinancing mortgage purchase goals. Participations in mortgage loans do not count toward satisfaction of mortgage purchase goals; the actual acquiring FHLBank receives the credit. FHLBanks that do not satisfy their housing goals are subject to Finance Agency enforcement. The Bank cannot predict when a final regulation will be issued but does not currently purchase AMA eligible mortgage loans in an amount that would be sufficient to subject the Bank to the proposed regulation’s threshold of applicability.

Proposed Finance Agency Regulation on FHLBank Investments.  On May 4, 2010, the Finance Agency issued a proposed regulation with a comment deadline of July 6, 2010 that, among other things, requests comment on whether additional limitations on an FHLBank’s MBS investments, including its private label MBS investments, should be adopted as part of a final regulation and whether, for private label MBS investments, such limitations should be based on an FHLBank’s level of retained earnings.

Proposed Finance Agency Regulation on Enforcement Proceedings.  On August 4, 2010 the Finance Agency announced that it is issuing a Notice of Proposed Rulemaking to the Federal Register on Rules of Practice and Procedure to address procedural and related rules for enforcement proceedings. The proposed rule implements the stronger cease and desist and civil money penalty provisions of the Housing Act. Comments on the proposal are due 60 days after publication in the Federal Register.

Final Rule–Extension of FDIC Transaction Account Guarantee (TAG) Program.  On June 28, 2010, the FDIC published in the Federal Register a final rule extending the TAG program to December 31, 2010 for banks currently participating in the program. The TAG program provides FDIC insurance for all funds held at participating banks in qualifying noninterest-bearing transaction accounts. The final rule also allows the FDIC to further extend the TAG program without further rulemaking, for a period of time not to exceed December 31, 2011, upon a determination by the FDIC that continuing economic difficulties warrant the extension.

Proposed Regulation on FDIC Assessments.  On May 3, 2010, the FDIC issued a proposed regulation with a comment deadline of July 2, 2010 to revise the assessment system applicable to financial institutions that would, among other things, revise the initial base assessment rates for all insured depository institutions. The FDIC’s proposed regulation would not change the assessment rates for FHLBank advances unless an institution’s secured liabilities exceed 25 percent of its domestic deposits. Accordingly, increases in the assessment rates for impacted members may have a negative impact on their demand for the FHLBanks’ advances to their members.

Money Market Fund Reform.  On March 4, 2010, the SEC published a final rule, amending the rules governing money market funds under the Investment Company Act. These amendments resulted in tightened liquidity requirements, such as: maintaining certain financial instruments for short-term liquidity; reducing the maximum weighted-average maturity of portfolio holdings and improving the quality of portfolio holdings. The final rule includes overnight FHLBank consolidated discount notes in the definition of “daily liquid assets” and “weekly liquid assets” and will encompass FHLBank consolidated discount notes with remaining maturities of up to 60 days in the definition of “weekly liquid assets.” These provisions reflect changes to the SEC’s proposed rule that would have excluded certain FHLBank consolidated discount notes, other than overnight FHLBank consolidated discount notes, from the definition of both “daily liquid assets” and “weekly liquid assets.” The final rule’s requirements became effective on May 5, 2010 unless another compliance date is specified for a requirement (e.g., daily and weekly liquidity requirements became effective on May 28, 2010).

U.S. Treasury Department’s Financial Stability Plan.  On March 23, 2009, in accordance with the U.S. Treasury’s announced Financial Stability Plan’s initiative to purchase illiquid assets, the U.S. Treasury announced the Public-Private Investment Program (PPIP), which is a program designed to attract private investors to purchase certain real estate loans and illiquid MBS (originally AAA-rated) owned by financial institutions using up to $100 billion in TARP capital funds. These funds could be levered with debt funding also provided by the U.S. Treasury to expand the capacity of the program. On July 8, 2009, the U.S. Treasury announced that it had selected the initial nine PPIP fund managers to purchase legacy securities including commercial and residential MBS originally issued prior to 2009 that were originally rated AAA by two or more NRSROs. On September 30, 2009, the U.S. Treasury announced the initial closings of two Public Private Investment Funds established under PPIP to purchase legacy securities. Through June 30, 2010 the market value of the PPIP residential MBS transactions executed was $13.5 billion. The PPIP’s activities in purchasing such residential MBS could affect the values of residential MBS.

Risk Management

Financial and housing markets have experienced volatility over the last two years, both here in the U.S. and worldwide, as failure to adhere to sound underwriting standards, an increase in mortgage delinquencies and higher foreclosures impacted the economy. Despite the extensive efforts of the U.S. government and other governments around the world to stimulate economic activity and provide liquidity to the capital markets, the economic environment remains uncertain. Unemployment and underemployment remain at higher levels. High unemployment, modest income growth, lower housing wealth, and tight credit have restricted household spending. Financial conditions have become less supportive of economic growth on balance, largely reflecting developments abroad. Given the uncertainty in the mortgage markets, MBS continue to be subject to various rating agency downgrades. However, liquidity and credit spreads have begun to recover, as evidenced in improvement in the Bank’s Market Value of Equity to Par Value of Capital Stock ratio, described in detail below. Central banks, including the Federal Reserve and the European Central Bank, have sought to prevent a serious and extended economic downturn resulting from these and other market difficulties by making significant interest rate reductions and taking other actions to free up credit.

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

For further information regarding the financial and residential markets in the first six months of 2010, see the “Current Financial and Mortgage Markets and Trends” discussion in the Overview section of this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q.

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

As a part of the risk appetite evaluation previously mentioned, the Board and management reviewed the PCSP calculation. Given the uncertainty in the credit markets, reflected in current market values, the PCSP calculation became less meaningful in terms of assessing Bank risk. As a result, the Bank transitioned from using the PCSP metric and replaced it with a new key risk indicator – Market Value of Equity to Par Value of Capital Stock (MV/CS) – beginning in first quarter 2010. The risk metric is used to evaluate the adequacy of retained earnings and develop dividend payment recommendations. The metric also provides a current assessment of fair value of the balance sheet on a liquidation basis.

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

The following table presents the MV/CS calculations for June 30, 2010, as well as the previous four quarters.

MV/CS
June 30, 2010	87.1%

March 31, 2010	80.7%

December 31, 2009	74.4%

September 30, 2009	66.6%

June 30, 2009	48.5%

During first quarter 2010, the change in the MV/CS was primarily due to narrower mortgage spreads, which drove fair values higher, principal paydowns on private label MBS and lower longer term interest rates and volatility. There was marked improvement in the MV/CS calculation in the second quarter of 2010. This improvement was driven by the overall increase in the prices on the private label MBS portfolio, as well as principal paydowns on the portfolio and additional declines in longer term interest rates.

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

Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution’s financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk and options risk. The Bank invests in mortgage assets, such as MPF Program mortgage loans and MBS, which together represent the primary source of option risk. As of June 30, 2010, mortgage assets totaled 22.3% of the Bank’s balance sheet. Management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges on a monthly basis to assess the need for rebalancing strategies. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

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

In February 2010, the Board updated the daily exposure limit to $2.4 million, compared to the previous limit of $2.5 million. The Bank’s Asset and Liability Committee (ALCO) has a more restrictive daily exposure operating guideline of $2.0 million. Throughout the second quarter of 2010, the daily forward-looking exposure was below the operating guidelines of $2.0 million and at June 30, 2010 measured $350 thousand. The Bank’s Capital Markets and Corporate Risk Management departments also monitor actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

Quantitative Disclosures Regarding Market Risk

The Bank’s Market Risk Model.  Significant resources, both in analytical computer models and staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments, which was upgraded in 2009 and the first and second quarters of 2010 to more accurately reflect expected prepayment behavior.

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

During the first quarter of 2010, the Bank established measures of refunding and reset risk which measures the income exposure associated with an increase in funding spreads and differences in the timing of floating rate asset and liability rate resets. In the second quarter of 2010, ALCO established operating guidelines for both measures that will be monitored on a monthly basis.

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

The Bank’s asset/liability management policy approved by the Board calls for duration of equity to be maintained within a + 4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of + 200 basis points is + 7 years. Management analyzes the duration of equity exposure against this policy limit on a daily basis and continually evaluates its market risk management strategies. In connection with the Alternative Risk Profile discussed above, management requested and was initially approved to use the alternate calculation of duration of equity for monitoring against established limits in 2008. This approval was extended in 2009 through December 31, 2010.

The following table presents the Bank’s duration of equity exposure in accordance with the actual and Alternative Risk Profile duration of equity calculation by quarter.

	Base	Up 100	Up 200
(in years)	Case	basis points	basis points
Alternative duration of equity

June 30, 2010	(0.2)	2.4	3.7

March 31, 2010	1.8	3.8	4.5

December 31, 2009	1.1	2.4	2.9

September 30, 2009	0.2	2.2	2.8

June 30, 2009	2.3	3.2	3.3

Actual duration of equity

June 30, 2010	6.2	6.2	5.4

March 31, 2010	7.7	7.0	6.0

December 31, 2009	11.6	7.5	4.7

September 30, 2009	15.3	10.5	6.2

June 30, 2009	22.1	11.7	6.2

Note: Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

Private label MBS spreads widened significantly throughout 2008, causing a substantial decline in the market value of equity. The Bank’s low market value of equity has the effect of amplifying the actual reported duration of equity metric, As a result, the Bank was substantially out of compliance with the actual reported duration of equity throughout 2009 and the first half of 2010. However, under the Alternative Risk Profile, the Bank was in compliance with the duration of equity policy metric for all periods presented.

During first quarter 2010, increases in the Alternative duration of equity were primarily a result of prepayment model changes made during the quarter, which more accurately reflected actual prepayment levels and the impact of fixed rate debt calls. The resulting extension in duration was partially offset by the impact of lower longer term interest rates as well as fixed rate debt issued during the quarter.

The decline in the Alternative duration of equity in the second quarter of 2010 was primarily a result of lower longer term interest rates and fixed-rate debt issued in the current quarter which outweighed the impact of additional prepayment model changes made in the quarter.

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

The following table presents the Bank’s EDS and EDS Volatility for the first and second quarters of 2010 as well as the prior three quarters of 2009. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario during the fourth quarter of 2009 with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limit across all selected interest rate shock scenarios as of June 30, 2010.

	Earned Dividend Spread
	Yield Curve Shifts (1)
	(expressed in basis points)
	Down 100 bps
	Longer Term				Forward			Up 200 bps
	Rate Shock		100 bps Steeper		Rates	100 bps Flatter		Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility

June 30, 2010	206	(36)	257	15	242	244	2	248	6

March 31, 2010	199	(37)	254	18	236	221	(15)	223	(13)

December 31, 2009	187	(61)	256	8	248	208	(40)	211	(37)

September 30, 2009	(2)	(2)	235	11	224	160	(64)	146	(78)

June 30, 2009	(2)	(2)	284	81	203	128	(75)	87	(116)

Year 2 Return Volatility

June 30, 2010	127	(76)	207	4	203	198	(5)	193	(10)

March 31, 2010	134	(71)	227	22	205	186	(19)	169	(36)

December 31, 2009	137	(76)	220	7	213	179	(34)	160	(53)

September 30, 2009	(2)	(2)	192	9	183	139	(44)	135	(48)

June 30, 2009	(2)	(2)	216	37	179	121	(58)	103	(76)

Notes:

(1)Based on forecasted adjusted earnings, which exclude future potential OTTI charges which could be material, so that earnings movement related to interest rate changes can be isolated.
(2)As noted above, previously the Bank utilized the “down 200 basis points” scenario for measuring compliance; however, due to the low level of interest rates, an instantaneous parallel interest rate shock of that magnitude could not be meaningfully measured for those periods presented above. Beginning in fourth quarter 2009, the Bank replaced that scenario with a “down 100 basis points longer term rate shock” scenario, as presented above. This new scenario was not applicable for periods prior to December 31, 2009, and therefore, those periods are not presented in the table.

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

During the second quarter of 2010, the improvement in EDS volatility in the rising rate scenarios resulted primarily from lower interest rates and the issuance of additional fixed-rate debt, which outweighed the impact of changes to the prepayment model made in the quarter.

Credit and Counterparty Risk

Credit risk is the risk that the market value of an obligation will decline as a result of deterioration in the obligor’s creditworthiness. Credit risk arises when Bank funds are extended, committed, invested or otherwise exposed through actual or implied contractual agreements. The Bank faces credit risk on member and housing associate loans, letters of credit, and other credit product exposure; investments; mortgage loans; BOB loans; and derivatives. The financial condition of Bank members and all investment, mortgage loan and derivative counterparties is monitored to ensure that the Bank’s financial exposure to each member/counterparty is in compliance with the Bank’s credit policies and Finance Agency regulations. Unsecured credit exposure to any counterparty is generally limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Financial monitoring reports evaluating each member/counterparty’s financial condition are produced and reviewed by the Bank’s Credit Risk Management department on an annual basis or more often if circumstances warrant. In general, credit risk is measured through consideration of the probability of default, the exposure at the time of default and the loss-given default. The expected loss for a given credit is determined by the product of these three components. The Board has established appropriate policies and limits regarding counterparty and investment credit risk, asset classification and the allowance for credit losses.

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

Advance Concentration Risk.  The Bank’s advance portfolio is concentrated in commercial banks and thrift institutions. At June 30, 2010, the Bank had a concentration of advances to its ten largest borrowers totaling $25.2 billion, or 73.1%, of total advances outstanding. Average par balances to these borrowers for the six months ended June 30, 2010 were $26.8 billion, or 72.2%, of total average advances outstanding. During the first six months of 2010, the maximum outstanding balance to any one borrower was $13.2 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. Therefore, the Bank does not presently expect to incur any losses on these advances. Because of the Bank’s advance concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

The following table lists the Bank’s top ten borrowers as of June 30, 2010, and their respective December 31, 2009 advance balances and percentage of the total advance portfolio.

	June 30, 2010		December 31, 2009
	Loan	Percent	Loan	Percent
(balances at par; dollars in millions)	Balance	of total	Balance	of total
Sovereign Bank, PA	$11,620.0	33.7	$11,595.0	29.2
Ally Bank, UT(1)	4,481.0	13.0	5,133.0	12.9
PNC Bank, National Association, PA	3,500.4	10.1	4,500.4	11.3
Citizens Bank of Pennsylvania, PA	1,130.0	3.3	1,605.0	4.1
ING Bank, FSB, DE(2)	1,063.0	3.1	2,563.0	6.4
Northwest Savings Bank, PA	780.7	2.3	782.2	2.0
Susquehanna Bank, PA	764.3	2.2	769.3	1.9
National Penn Bank, PA	703.5	2.0	752.8	1.9
Citicorp Trust Bank, DE	600.0	1.7	600.0	1.5
Wilmington Savings Fund Society FSB, DE	572.1	1.7	613.1	1.5

	25,215.0	73.1	28,913.8	72.7
Other borrowers	9,255.4	26.9	10,842.2	27.3

Total advances	$34,470.4	100.0	$39,756.0	100.0

Notes:

(1)For Bank membership purposes, principal place of business is Horsham, PA.
(2)This borrower had an officer or director who served on the Bank’s Board as of June 30, 2010.

Over the last two years, there were numerous actions taken by the U.S. Treasury, the Federal Reserve and the FDIC that were intended to stimulate the economy and reverse the illiquidity in the credit and housing markets. Additionally, the Federal Reserve took a series of unprecedented actions that made it more attractive for eligible financial institutions to borrow directly from the FRBs. The Federal Reserve also created the Commercial Paper Funding Facility to provide a liquidity backstop for U.S. issuers of commercial paper and the FDIC created its TLGP supporting unsecured debt. Lastly, the FDIC recently approved a regulation increasing the FDIC assessment on FDIC-insured financial institutions with outstanding FHLBank loans and other secured liabilities above a specified level. The Bank experienced an impact from these actions in the form of reduced borrowings and/or paydowns by some of its members, including several of its top ten borrowers, during 2009 and into 2010.

Letters of Credit.  The following table presents the Bank’s total outstanding letters of credit as of June 30, 2010 and December 31, 2009. As noted below, the majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on these letters of credit.

	June 30,	December 31,
(dollars in millions)	2010	2009
Letters of credit:
Public unit deposit	$6,589.0	$8,220.0
Tax exempt bonds	313.5	392.6
Other	137.5	114.8

Total	$7,040.0	$8,727.4

The following table presents letters of credit based on expiration terms.

	June 30,	December 31,
(dollars in millions)	2010	2009
Expiration terms:
One year or less	$5,856.6	$7,478.8
After one year through five years	1,183.4	1,248.6

Total	$7,040.0	$8,727.4

Collateral Policies and Practices.  All members are required to maintain collateral to secure their TCP. Collateral eligible to secure TCP includes: (1) one-to-four family and multifamily mortgage loans and securities representing an interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. government or any Federal agency; (3) cash or deposits held by the Bank; and (4) certain other collateral that is real estate-related, or certain small business, small farm and small agribusiness loans from members that qualify as CFIs, provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it. Residential mortgage loans are a significant form of collateral for TCP. The Bank perfects its security interest in loan collateral by completing a UCC-1 filing for each member and affiliate (where applicable) pledging loans and also depending on circumstances by taking possession directly or through a third party custodian. The Bank also requires each borrower and affiliate pledgor, where applicable, to execute an agreement that establishes the Bank’s security interest in all collateral pledged by the borrower or affiliate pledgor. Finally, as additional security for a member’s indebtedness, the Bank has a statutory and contractual lien on the member’s capital stock in the Bank.

The Bank provides members with two options regarding collateral agreements: a blanket collateral pledge agreement or a specific collateral pledge agreement. Under a blanket agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible collateral assets to secure the member’s obligations with the Bank. Under a specific agreement, the Bank obtains a lien against the specific eligible collateral assets of a member to secure the member’s obligations with the Bank.

The least restrictive collateral status, and the most widely used by the Bank’s members, is the undelivered collateral status. This status is generally assigned to lower risk institutions pledging collateral. Under undelivered collateral status, the Bank calculates and monitors the eligible collateral using QCRs, which are typically submitted quarterly along with collateral certifications, or regulatory financial reports that are supplemented with annual collateral certification reports. At June 30, 2010, nine of the Bank’s top ten borrowers were in an undelivered collateral status and one was in a delivery collateral status. The Bank also obtains detailed listings on some of the pledged loan collateral on four of the top ten borrowers.

Under the Bank’s policy, the Bank may require members to provide a detailed listing of eligible advance collateral being pledged to the Bank due to their high usage of Bank credit products, the type of assets being pledged or the credit condition of the member. This is referred to as detailed listing collateral status. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a loan level listing of assets pledged. The loan level listing includes the reporting characteristics on the individual loan. Examples include loan amount, zip code, appraised amount and FICO score. In some cases, the member may benefit by listing collateral, in lieu of undelivered status, since it may result in a higher collateral weighting being applied to the collateral. The Bank benefits from listing collateral status because it provides more loan information to calculate a more precise valuation on the collateral. Typically, those members with large, frequent borrowings are covered under listing status with a blanket agreement. Also, members borrowing under specific collateral pledge agreements and pledging loan collateral would be in a detailed listing collateral status. There were only a limited number of these arrangements as of June 30, 2010.

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

With respect to specific collateral agreement borrowers (typically housing finance agencies (HFAs) and insurance companies), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or mortgage loans to the Bank or an approved custodian. The Bank accepts only delivered securities as collateral for insurance companies.

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

In 2009, the Bank revised its collateral policies, no longer accepting subprime mortgage loans as qualifying collateral. Under limited circumstances, the Bank still accepts nontraditional mortgage loans to be pledged as collateral. In addition, the Bank will also accept loans with a FICO score of 660 or below if there are other mitigating factors, such as a lower loan-to-value ratio. As of June 30, 2010, the Bank held security interests in both subprime and nontraditional residential mortgage loans pledged as collateral included under blanket-lien agreements. However, the amount of pledged subprime mortgage loan collateral was immaterial with respect to total pledged collateral at quarter-end. At June 30, 2010, less than 8.0% of the Bank’s total pledged collateral was nontraditional mortgage loans and was primarily attributed to a few larger borrowers. Details regarding the Bank’s policies regarding subprime and nontraditional mortgage loan exposure are available in the “Risk Governance” discussion in the Risk Management section of Item 7. Management’s Discussion and Analysis in the Bank’s 2009 Annual Report filed on Form 10-K. Details of the Bank’s current collateral weightings are presented in the Advance Products – Collateral discussion in Item 1. Business in the Bank’s 2009 Annual Report filed on Form 10-K.

Under implementation of the GLB Act, the Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, and small-agribusiness loans as collateral for advances from the Bank. At June 30, 2010, advances to CFIs secured with both eligible standard and expanded collateral represented approximately $5.0 billion, or 14.6% of total par value of advances outstanding. Eligible expanded collateral represented 7.4% of total eligible collateral for these advances. However, these advances were collateralized by sufficient levels of non-CFI collateral.

As noted in the Legislative and Regulatory Developments section in this Item 2. Management’s Discussion and Analysis in the first quarter 2010 quarterly report filed on Form 10-Q, the Finance Agency issued an Advisory Bulletin providing guidance on nontraditional and subprime mortgage loans with respect to collateral. This Advisory Bulletin will have significant implications on the Bank’s acceptance of private label MBS and nontraditional residential mortgages as advance collateral.

Private label MBS issued or acquired and residential mortgage loans originated by our members after July 10, 2007 are no longer eligible collateral unless it can be documented that they are in compliance with underwriting standards on nontraditional lending. The Bank has completed a preliminary impact analysis on its members and will potentially need to exclude from the members’ collateral base a small amount of private label MBS CUSIPs that are currently held as collateral that were issued or acquired by members after July 10, 2007. While this balance is not material, the members’ liquidity positions will be affected and disposition transition plans for the affected members are being developed accordingly.

Collateral Agreements and Valuation.  As discussed earlier, the Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. The following tables summarize total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of June 30, 2010 and December 31, 2009. The Bank held collateral with an eligible collateral value in excess of the book value of the advances on a borrower-by-borrower basis at both June 30, 2010 and December 31, 2009. The amount of excess collateral by individual borrowers, however, varies significantly.

(dollars in millions)	June 30, 2010		December 31, 2009
All member borrowers	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$59,965.4	48.3	$60,975.2	49.1
High quality investment securities(1)	3,966.4	3.2	3,574.4	2.9
Other real-estate related collateral/community financial institution eligible collateral	53,726.6	43.2	50,824.6	41.0
Multi-family residential mortgage loans	6,614.4	5.3	8,689.9	7.0

Total eligible collateral value	$124,272.8	100.0	$124,064.1	100.0

Total TCP outstanding	$42,180.6		$48,694.4
Collateralization ratio (eligible collateral value to TCP outstanding)	294.6%		254.8%

(dollars in millions)	June 30, 2010		December 31, 2009
Ten largest member borrowers	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$34,461.9	47.6	$34,556.2	49.0
High quality investment securities(1)	1,048.9	1.4	1,238.9	1.8
Other real-estate related collateral	31,629.0	43.7	27,417.5	38.9
Multi-family residential mortgage loans	5,271.2	7.3	7,288.8	10.3

Total eligible collateral value	$72,411.0	100.0	$70,501.4	100.0

Total TCP outstanding	$31,510.9		$36,501.8
Collateralization ratio (eligible collateral value to TCP outstanding)	229.8%		193.1%

Note:

(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AA or higher. Effective July 20, 2009, the Bank required delivery of these securities. Upon delivery, these securities are valued daily and are subject to weekly ratings reviews.

The increases in the collateralization ratios during the first six months of 2010, as shown above, were due primarily to the overall reductions in total TCP outstanding.

The following table provides information regarding TCP extended to member and nonmember borrowers with either a blanket lien or specific collateral pledge agreement, in listing-specific or full collateral delivery status as of June 30, 2010 and December 31, 2009, along with corresponding eligible collateral values.

	June 30, 2010			December 31, 2009
	Number of			Number of
	Eligible		Collateral	Eligible		Collateral
(dollars in millions)	Borrowers	TCP	Held	Borrowers	TCP	Held
Listing-specific pledge-collateral	10	$617.5	$684.9	8	$40.8	$63.7
Full collateral delivery status	64	$6,139.3	$8,001.2	56	$6,926.3	$9,077.3

Note:

(1) Two of the borrowers in listing-specific pledge-collateral status have merged out of district and are no longer eligible to borrow from the Bank; however, they both still have TCP outstanding with the Bank.

Of the borrowers with listing-specific pledge-collateral agreements noted in the table above, five had outstanding TCP at June 30, 2010. The TCP for these five borrowers, as noted above, totaled $617.5 million, less than 2% of the Bank’s total TCP, with related collateral of $684.9 million. Of the 64 eligible borrowers in full collateral delivery status noted in the table above, 52 had outstanding TCP at June 30, 2010. The TCP for these 52 borrowers, included in the table above, totaled $6.1 billion, or 14.6% of the Bank’s total TCP, with $8.0 billion of related collateral. The Bank’s remaining 245 eligible borrowers were all in undelivered collateral status under a blanket lien agreement at June 30, 2010. Of these 245 borrowers, 184 had outstanding TCP at June 30, 2010 totaling $35.4 billion, or 84.0% of the Bank’s total TCP. The increase in the number of eligible borrowers in full collateral delivery status from December 31, 2009 to June 30, 2010 was due to the Bank’s increasingly stringent credit and lending practices, as well as deterioration in certain members’ creditworthiness.

Credit and Counterparty Risk – Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of June 30, 2010 and December 31, 2009, the Bank’s credit exposure to investments issued by entities other than the U.S. Government, Federal agencies or GSEs was $9.9 billion.

Investment External Credit Ratings.  The following tables present the Bank’s investment carrying values, plus accrued interest, as of June 30, 2010 and December 31, 2009 based on the lowest rating from the NRSROs (Moody’s, S&P and Fitch). Carrying values for available-for-sale and trading securities represent fair value.

	June 30, 2010(1)(2)
(in millions)	AAA	AA	A	BBB	BB	B	Other(3)	Total
Money market investments:
Federal funds sold	$-	$2,750.0	$2,200.0	$-	$-	$-	$-	$4,950.0
Investment securities:
Certificates of deposit	-	1,851.0	1,901.2	-	-	-	-	3,752.2
Treasury bills	1,029.8	-	-	-	-	-	-	1,029.8
TLGP investments	250.5	-	-	-	-	-	-	250.5
GSE securities	67.1	-	-	-	-	-	-	67.1
State and local agency obligations	5.8	457.4	-	72.5	-	-	-	535.7
MBS issued by Federal agencies	1,795.9	-	-	-	-	-	-	1,795.9
MBS issued by GSEs:
Fannie Mae	569.3	-	-	-	-	-	-	569.3
Freddie Mac	902.5	-	-	-	-	-	-	902.5
MBS issued by private label issuers	1,305.9	267.7	433.8	421.9	161.6	598.9	2,206.9	5,396.7

Total investments	$5,926.8	$5,326.1	$4,535.0	$494.4	$161.6	$598.9	$2,206.9	$19,249.7

	December 31, 2009(1)(2)
(in millions)	AAA	AA	A	BBB	BB	B	Other(3)	Total
Money market investments:
Federal funds sold	$-	$1,150.0	$1,850.0	$-	$-	$-	$-	$3,000.0
Investment securities:
Certificates of deposit	-	1,401.1	1,700.8	-	-	-	-	3,101.9
Treasury bills	1,029.5	-	-	-	-	-	-	1,029.5
TLGP investments	250.0	-	-	-	-	-	-	250.0
GSE securities	176.8	-	-	-	-	-	-	176.8
State and local agency obligations	7.3	477.4	-	127.7	-	-	-	612.4
MBS issued by Federal agencies	1,756.3	-	-	-	-	-	-	1,756.3
MBS issued by GSEs:		-	-	-	-	-	-
Fannie Mae	316.3	-	-	-	-	-	-	316.3
Freddie Mac	1,001.7	-	-	-	-	-	-	1,001.7
MBS issued by private label issuers	1,684.1	591.1	587.5	358.6	218.2	346.3	2,152.8	5,938.6

Total investments	$6,222.0	$3,619.6	$4,138.3	$486.3	$218.2	$346.3	$2,152.8	$17,183.5

Notes:

(1) Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to June 30, 2010 are described in detail below.
(2) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above.
(3) At June 30, 2010, the “Other” balance of $2,206.9 million included securities rated CCC, CC, C and D with balances of $1,417.2 million, $625.2 million, $130.1 million and $34.4 million, respectively. At December 31, 2009, the “Other” balance of $2,152.8 million included securities rated CCC, CC, C and D with balances of $1,441.7 million, $545.9 million, $129.3 million and $35.9 million, respectively.

As of June 30, 2010, there were credit rating agency actions affecting a total of 25 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2009. These securities had a total par value of $969.7 million and $1,118.5 million as of June 30, 2010 and December 31, 2009, respectively, reflected in the tables above. Included in these balances were downgrades to “below investment grade” with a total par balance of $384.5 million and $453.4 million at June 30, 2010 and December 31, 2009, respectively. In addition, one security was upgraded from “below investment grade” to “investment grade” as of June 30, 2010. This security had a par balance of $11.8 million and $13.1 million at June 30, 2010 and December 31, 2009, respectively.

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

Between July 1, 2010 and July 31, 2010, there were eight subsequent credit rating agency actions taken with respect to $391.0 million of the Bank’s private label MBS portfolio. These actions are summarized in the following table.

	Downgraded and Stable
(dollars in millions)	To CC	To C	Total
Private label residential MBS	$173.8	$217.2	$391.0

Total carrying value	$173.8	$217.2	$391.0

Money Market Investments, Commercial Paper and Certificates of Deposit.  Under its Risk Governance Policy, the Bank can place money market investments, commercial paper and certificates of deposit on an unsecured basis with large, financial institutions with long-term credit ratings no lower than A for terms up to 90 days and with long-term credit ratings no lower than BBB for terms up to 30 days. In April 2010, the Board approved a revision to the policy whereby the credit ratings on these investments can be no lower than A, as opposed to BBB. Management actively monitors the credit quality of these counterparties. As of June 30, 2010, the Bank had exposure to 28 counterparties totaling $8.7 billion, or an average of $310.8 million per counterparty, compared to exposure to 20 counterparties totaling $6.1 billion, or an average of $305.1 million per counterparty, as of December 31, 2009. As of June 30, 2010, the Bank had no single counterparty exposure exceeding 10 percent of the total exposure.

Specifically, total money market investment exposure was $5.0 billion as of June 30, 2010, comprised primarily of Federal funds sold with an overnight maturity. The Bank had certificate of deposit exposure of $3.8 billion as of June 30, 2010, with exposure to U.S. branches of foreign banks amounting to 94.7% of this total. The Bank limits foreign exposure to those countries rated AA or higher and had exposure to Australia, Canada, France, Germany, the Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom as of June 30, 2010. The Bank held no commercial paper as of June 30, 2010.

Treasury Bills, TLGP Investments, GSE Securities and State and Local Agency Obligations.  In addition to U.S. Treasury bills and the TLGP investments, which are part of the FDIC program guaranteeing unsecured bank debt, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $1.9 billion and $2.1 billion as of June 30, 2010 and December 31, 2009, respectively.

Agency and GSE Mortgage-Backed Securities (MBS).  The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The

Bank’s total agency and GSE MBS portfolio increased $193.4 million from December 31, 2009 to June 30, 2010 due to purchases of agency and GSE MBS in the first six months of 2010.

Private Label MBS.  The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase. The Bank’s private label MBS portfolio decreased $541.9 million from December 31, 2009 to June 30, 2010. This decline was due to repayments, sales and total OTTI losses (including both credit and noncredit losses).

Although the Bank discontinued the purchase of private label MBS in late 2007, approximately 62% of the Bank’s current MBS portfolio was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

The prospectuses and offering memoranda for the private labeled MBS in the Bank’s portfolio contain representations and warranties that the mortgage loans in the collateral pools were underwritten to certain standards. Based on the performance of the mortgages in some of the collateral pools, among other information, it appears that the failure to adhere to the stated underwriting standards was so routine that the underwriting standards were all but completely abandoned. The issuers, underwriters and rating agencies all failed to disclose that the underwriting standards that were represented in the offering documents were routinely not followed or had been abandoned altogether. This failure resulted in the Bank owning certain private label MBS on which it has recognized losses as more fully explained in the discussion on OTTI later on in this Risk Management section. The Bank has filed lawsuits against certain issuers, underwriters and rating agencies as more fully discussed in Part II, Item I. Legal Proceedings in the quarterly report filed on this Form 10-Q.

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

The following table presents the par value of the private label MBS portfolio by various categories of underlying collateral and by interest rate payment terms. Unless otherwise noted, the MBS exposures below, and throughout this report, reflect the most conservative classification provided by the credit rating agencies at the time of issuance.

Characteristics of Private Label MBS by Type of Collateral

	June 30, 2010			December 31, 2009
	Fixed	Variable		Fixed	Variable
(dollars in millions)	Rate	Rate	Total	Rate	Rate	Total
Private label residential MBS:
Prime	$1,136.1	$2,945.0	$4,081.1	$1,327.2	$3,294.8	$4,622.0
Alt-A	867.3	1,117.6	1,984.9	953.1	1,204.1	2,157.2
Subprime	-	8.8	8.8	-	9.8	9.8

Total	2,003.4	4,071.4	6,074.8	2,280.3	4,508.7	6,789.0
HELOC:
Alt-A	-	57.7	57.7	-	62.1	62.1

Total	-	57.7	57.7	-	62.1	62.1

Total private label MBS	$2,003.4	$4,129.1	$6,132.5	$2,280.3	$4,570.8	$6,851.1

Note: The table presented above excludes par balances of $29.7 million and $32.5 million related to the restricted certificates pertaining to the Shared Funding Program at June 30, 2010 and December 31, 2009, respectively. These securities were fixed rate prime private label residential MBS for both periods presented.

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

Credit scores are a useful measure for assessing the credit quality of a borrower. Credit scores are numbers reported by credit repositories, based on statistical models that summarize an individual’s credit record and predict the likelihood that a borrower will repay future obligations as expected. FICO® scores, developed by Fair, Isaac and Co., Inc. are the most commonly used credit scores. FICO scores are ranked on a scale of approximately 300 to 850 points. Based on historic statistics, borrowers with higher credit scores are more likely to repay their debts as expected than those with lower scores. Original credit score data for the underlying borrowers was available for approximately 87% of the mortgage loans comprising the private label MBS portfolio as of June 30, 2010 and December 31, 2009. Credit score ranges are based on available loan level data applied to the ending par balances of the loans. The averages for the private label MBS portfolio are calculated from the average score for each security weighted by the ending par balance of the loans.

Credit score characteristics of the Bank’s total private label MBS portfolio are presented below.

	June 30,	December 31,
	2010	2009
Original FICO ® score range:
740 and greater	42%	44%
700 to 739	55%	54%
660 to 699	2%	1%
Less than 660	1%	1%

Weighted average original FICO ® score	733	734

The following table provides the fair value of the private label MBS portfolio as a percentage of the par balance by collateral type as well as year of securitization (vintage). The Bank purchased no private label MBS during 2008, 2009 or the first six months of 2010.

Private label residential MBS by	June 30,	March 31,	December 31,	September 30,	June 30,
vintage	2010	2010	2009	2009	2009
Prime:
2007	79.8%	76.5%	74.9%	72.5%	62.9%
2006	87.6	85.6	82.7	80.3	70.5
2005	89.6	87.7	86.6	86.4	80.8
2004 and earlier	93.9	92.4	90.2	90.3	86.7

Weighted average of all Prime	87.6	85.5	83.6	82.6	76.0

Alt-A:
2007	67.0	63.1	63.5	59.8	54.5
2006	71.4	68.7	67.7	63.3	60.0
2005	84.0	82.1	80.0	78.9	70.4
2004 and earlier	89.5	87.0	85.6	84.2	80.3

Weighted-average of all Alt-A	77.1	74.5	73.5	70.8	66.2

Subprime:
2004 and earlier	74.4	65.0	62.7	64.3	57.8
Weighted average of all Subprime	74.4	65.0	62.7	64.3	57.8

HELOC:
2006	71.5	63.7	44.3	43.5	36.2
2005	43.2	43.5	43.2	43.2	56.4
2004 and earlier	50.3	48.6	42.8	38.5	36.3

Weighted average of all HELOC	57.7	53.9	43.4	40.7	37.9

Weighted-average of total private label MBS	83.9%	81.6%	80.0%	78.5%	72.7%

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

Private Label MBS Collateral Statistics.  The following tables provide various detailed collateral performance and credit enhancement information for the Bank’s private label MBS portfolio by collateral type as of June 30, 2010. The Bank purchased no private label MBS in 2008, 2009 or the first six months of 2010.

	Private Label MBS by Vintage – Prime(1)
				2004 and
(dollars in millions)	2007	2006	2005	earlier	Total
Par by lowest external long-term rating:
AAA	$-	$1.6	$42.2	$840.2	$884.0
AA	-	53.1	57.4	138.1	248.6
A	-	-	-	320.9	320.9
BBB	56.9	116.6	86.9	45.8	306.2
BB	-	-	124.9	22.2	147.1
B	63.7	222.9	237.0	-	523.6
CCC	772.9	294.4	195.0	-	1,262.3
CC	383.9	-	4.5	-	388.4

Total	$1,277.4	$688.6	$747.9	$1,367.2	$4,081.1

Average price	79.8%	87.6%	89.6%	93.9%	87.6%

Fair value	$1,019.2	$603.3	$670.0	$1,283.9	$3,576.4
Amortized cost	1,100.8	665.1	736.5	1,354.8	3,857.2
Gross unrealized losses	(81.5)	(61.7)	(66.5)	(72.6)	(282.3)
Total YTD 2010 OTTI charge taken(2)	(16.0)	(5.8)	(0.5)	-	(22.3)

Original credit enhancement	5.9%	5.3%	3.8%	4.6%	5.0%
Weighted-average credit enhancement – current	6.2	6.9	5.9	8.9	7.2
Collateral delinquency 60 or more days(3)	14.7	10.3	9.7	6.7	10.4

Notes:

(1) The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program, including 2003 vintage par balances of $27.8 million rated AAA and $1.9 million rated AA.
(2) Represents both the credit and noncredit components of OTTI recorded in the first six months of 2010.
(3) Delinquency information is presented at the cross-collateralization level.

	Private Label MBS by Vintage – Alt-A
				2004 and
(dollars in millions)	2007	2006	2005	earlier	Total
Par by lowest external long-term rating:
AAA	$-	$24.6	$-	$369.9	$394.5
A	-	-	29.3	79.1	108.4
BBB	-	-	88.9	38.8	127.7
BB	-	-	13.8	-	13.8
B	-	-	93.8	-	93.8
CCC	-	473.4	41.3	-	514.7
CC	220.6	243.1	27.5	-	491.2
C	154.3	-	42.4	-	196.7
D	-	44.1	-	-	44.1

Total	$374.9	$785.2	$337.0	$487.8	$1,984.9

Average price	67.0%	71.4%	84.0%	89.5%	77.1%

Fair value	$251.0	$560.2	$283.2	$436.6	$1,531.0
Amortized cost	307.2	690.4	327.5	487.9	1,813.0
Gross unrealized losses	(56.2)	(130.2)	(44.3)	(51.3)	(282.0)
Total YTD 2010 OTTI charge taken(2)	-	-	-	(0.3)	(0.3)

Original credit enhancement	8.6%	6.6%	5.7%	5.3%	6.5%
Weighted-average credit enhancement – current	6.8	6.5	8.1	11.1	7.9
Collateral delinquency 60 or more days(3)	34.4	23.2	12.0	7.1	19.5

Notes:

(2)Represents both the credit and noncredit components of OTTI recorded in the first six months of 2010.
(3)Delinquency information is presented at the cross-collateralization level.

	Private Label MBS by Vintage – Subprime
	2004 and
(dollars in millions)	earlier	Total
Par by lowest external long-term rating:
AAA	$5.9	$5.9
C	2.9	2.9

Total	$8.8	$8.8

Average price	74.4%	74.4%

Fair value	$6.5	$6.5
Amortized cost	8.3	8.3
Gross unrealized losses	(1.8)	(1.8)

Original credit enhancement	10.2%	10.2%
Weighted-average credit enhancement – current	40.5	40.5
Collateral delinquency 60 or more days(3)	29.5	29.5

Notes:

There were no total OTTI charges taken on the subprime private label MBS portfolio for year-to-date June 2010.
(3)Delinquency information is presented at the cross-collateralization level.

	Private Label MBS by Vintage – HELOC
			2004 and
(dollars in millions)	2006	2005	earlier	Total
Par by lowest external long-term rating:
AA	$21.8	$-	$-	$21.8
A	-	5.0	-	5.0
B	-	-	16.3	16.3
CCC	-	-	10.3	10.3
CC	-	-	4.3	4.3

Total	$21.8	$5.0	$30.9	$57.7

Average price	71.5%	43.2%	50.3%	57.7%

Fair value	$15.6	$2.2	$15.5	$33.3
Amortized cost	21.8	5.0	25.0	51.8
Gross unrealized losses	(6.2)	(2.8)	(9.5)	(18.5)

Original credit enhancement	-%	3.1%	(0.2)%	0.2%
Weighted-average credit enhancement – current	-	12.9	2.4	2.4
Collateral delinquency 60 or more days(3)	3.0	0.8	11.6	7.1

Monoline financial guarantee	$21.8	$5.0	$30.9	$57.7

Notes:

There were no total OTTI charges taken on the HELOC private label MBS portfolio for year-to-date June 2010.
(3)Delinquency information is presented at the cross-collateralization level.

Private Label MBS Issuers and Servicers.  The following tables provide further detailed information regarding the issuers and servicers of the Bank’s private label MBS portfolio that exceeded 5% of the total as of June 30, 2010. Management actively monitors the credit quality of the portfolio’s master servicers. For further information on the Bank’s MBS master servicer risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank’s financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.” in the Bank’s 2009 Annual Report filed on Form 10-K.

Original Issuers	Total Carrying Value
(in millions, including accrued interest)	Plus Accrued Interest	Total Fair Value
J.P. Morgan Chase & Co.	$1,436.8	$1,412.5
Lehman Brothers Holdings Inc.(1)	993.7	936.1
Wells Fargo & Co.	699.2	671.0
Countrywide Financial Corp.(2)	584.9	567.0
Citigroup Inc.	388.5	365.0
Other	1,293.6	1,225.5

Total	$5,396.7	$5,177.1

Current Master Servicers	Total Carrying Value
(in millions)	Plus Accrued Interest	Total Fair Value
Wells Fargo Bank, NA	$1,959.9	$1,885.2
Aurora Loan Services Inc.	992.0	934.6
US Bank	689.3	689.1
Bank of America Corp	598.8	579.7
Citimortgage Inc.	329.6	306.1
Other	827.1	782.4

Total	$5,396.7	$5,177.1

Note:

(1)	Lehman Brothers Holdings Inc. filed for bankruptcy in 2008. Aurora Loan Services Inc. is now servicing all but one of the bonds and six different trustees have assumed responsibility for these 22 bonds. However, the Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria.
(2)	Bank of America acquired Countrywide Financial Corp and Countrywide Home Loan Servicing LP following issuance of certain private label MBS. The Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria. However, Bank of America is currently servicing the private label MBS.

Private Label MBS Credit Ratings.  The following table provides the credit ratings by collateral type as of June 30, 2010.

			Gross	Wtd-Avg
(dollars in millions)		Amortized	Unrealized	Collateral
Credit Rating as of June 30, 2010	Par	Cost(1)	Losses	Delinquency(2)
Private label residential MBS:
Prime:
AAA	$884.0	$873.2	$(19.5)	3.3%
AA	248.6	246.0	(17.3)	8.4
A	320.9	319.5	(29.6)	11.5
BBB	306.2	301.8	(20.9)	6.2
BB	147.1	147.4	(19.8)	12.6
B	523.6	513.0	(37.3)	9.5
CCC	1,262.3	1,157.5	(120.9)	14.1
CC	388.4	298.8	(17.0)	18.0

Total Prime	$4,081.1	$3,857.2	$(282.3)	10.4

Alt-A:
AAA	$394.5	$394.7	$(33.3)	5.7%
A	108.4	108.2	(18.3)	11.6
BBB	127.7	126.5	(20.6)	11.5
BB	13.8	13.9	(7.7)	9.9
B	93.8	92.7	(4.4)	7.1
CCC	514.7	468.6	(94.0)	20.8
CC	491.2	416.7	(74.9)	29.7
C	196.7	154.2	(25.6)	33.8
D	44.1	37.5	(3.2)	21.9

Total Alt-A	$1,984.9	$1,813.0	$(282.0)	19.5

Subprime:
AAA	$5.9	$5.9	$(0.9)	26.5%
C	2.9	2.4	(0.9)	35.7

Total Subprime	$8.8	$8.3	$(1.8)	29.5

HELOC:
AA	$21.8	$21.8	$(6.2)	3.0%
A	5.0	5.0	(2.8)	0.8
B	16.3	13.8	(5.6)	10.7
CCC	10.3	8.4	(2.6)	11.6
CC	4.3	2.8	(1.3)	14.5

Total HELOC	$57.7	$51.8	$(18.5)	7.1

Notes:  The table presented above excludes par of $29.7 million, amortized cost of $30.4 million, and gross unrealized losses of $0.5 million related to the restricted certificates pertaining to the Shared Funding Program.

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).
(2)Delinquency information is presented at the cross-collateralization level.

The following table provides changes in credit ratings by collateral type for the period from July 1, 2010 through July 31, 2010.

	Investment Ratings		Balances as of June 30, 2010
	June 30,	July 31,	Carrying	Fair
(dollars in millions)	2010	2010	Value	Value
Private label residential MBS	CCC	CC	$173.8	$173.8
	CC	C	$217.2	$217.2

Total private label MBS			$391.0	$391.0

Private Label MBS in Unrealized Loss Positions.  The following table provides select financial and other statistical information on the portion of the private label MBS portfolio in an unrealized loss position at June 30, 2010.

Private Label MBS in Unrealized Loss Positions(1)

						July 31, 2010(2)
							% All	%
			Gross	Wtd-Avg	June 30,		Other	Total	% Below
		Amort	Unrealized	Collateral	2010	%	Inv	Inv	Inv	Current %
(dollars in millions)	Par	Cost	Losses	Del Rate %(3)	% AAA	AAA	Grade(4)	Grade	Grade	Watchlist
Residential MBS backed by:
Prime loans:	$3,810.9	$3,594.6	$(282.3)	11.0%	17.6%	17.6%	21.5%	39.1%	60.9%	15.7%
First lien
Alt-A and other:
Alt-A other	$1,984.9	$1,813.0	$(282.0)	19.5%	19.9%	19.9%	11.9%	31.8%	68.2%	26.8%
Subprime loans:
First lien	$8.8	$8.4	$(1.8)	29.5%	67.3%	67.3%	-%	67.3%	32.7%	67.3%
HELOC backed by:
Alt-A and other:
Alt-A other	$57.7	$51.8	$(18.5)	7.1%	-%	-%	46.5%	46.5%	53.5%	59.0%
Notes:

(1)	The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program in the residential MBS prime category, including par balance of $29.7 million, amortized cost of $30.4 million, and gross unrealized losses of $0.5 million.
(2)Reflects impact of paydowns to zero or sales of securities during July 2010.
(3)Delinquency information is presented at the cross-collateralization level.
(4)Excludes AAA-rated investments.

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

There are eight insured investment securities, including seven securities backed by HELOC mortgage loans and one state and local agency obligations. The credit rating of each of the MBS is closely related to the credit rating of the applicable bond insurer and most of these securities did not have stand-alone credit ratings and carry limited or no additional credit enhancement (CE). The Bank analyzes the creditworthiness of the bond insurer and typically assigns to the individual security the higher of the bond insurer’s rating or the stand-alone investment rating, if available.

	June 30, 2010		December 31, 2009
	Private	State and Local	Private	State and Local
	Label	Agency	Label	Agency
(in millions)	MBS	Obligations	MBS	Obligations
AMBAC Assurance Corporation (AMBAC)	$16.3	$-	$17.5	$-
Financial Guaranty Insurance Co. (FGIC)	3.3	-	3.6	-
Assured Guaranty Municipal Corp (AGMC)	21.8	-	23.3	-
MBIA Insurance Corporation (MBIA)	16.3	-	17.7	-
National Public Finance Guarantee Corp. (NPFG)	-	72.2	-	127.3

Total	$57.7	$72.2	$62.1	$127.3

In 2009, Financial Security Assurance Inc. (FSA) was acquired by Assured Guaranty Ltd and subsequently renamed Assured Guaranty Municipal Corp (AGMC). AGMC continues to guarantee legacy private label MBS; however, going forward, it is only underwriting securities in the municipal market.

The following table further details the par value of the Bank’s insured private label MBS by collateral type and vintage as of June 30, 2010.

	AMBAC		AGMC		MBIA		FGIC
	Monoline		Monoline		Monoline		Monoline
	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized	Insurance	Unrealized
(in millions)	Coverage	Losses	Coverage	Losses	Coverage	Losses	Coverage	Losses
HELOC:
2006	$-	$-	$21.8	$(6.2)	$-	$-	$-	$-
2005	5.0	(2.8)	-	-	-	-	-	-
2004 and earlier	11.3	(3.0)	-	-	16.3	(5.6)	3.3	(0.9)

Total	$16.3	$(5.8)	$21.8	$(6.2)	$16.3	$(5.6)	$3.3	$(0.9)

The following table presents the rating of the Bank’s monoline insurers as of June 30, 2010.

	Moody’s		S&P		Fitch(1)
	Credit		Credit		Credit
	Rating	Watch	Rating	Watch	Rating	Watch
AMBAC	Caa2	Positive	-	-	-	-
AGMC	Aa3	-	AAA	-	-	-
MBIA	B3	-	BB+	-	-	-
NPFG	Baa1	-	A	-	-	-
FGIC(1)	-	-	-	-	-	-
Notes:

(1)Fitch is no longer rating these entities.
(2)FGIC is no longer being rated.

In late March 2010, AMBAC was required by one of its regulators to establish specific segregated accounts for certain of its insurance policies. AMBAC’s regulator has stated that payments under the insurance policies will be suspended until September 2010. The Bank has three HELOC securities with a total par value of $16.3 million at June 30, 2010 that are insured by AMBAC. One of the bonds was receiving insurance payments in the first quarter of 2010 and was due payments in the second quarter of 2010 which were not received.

In addition, the Bank had three prime reperforming MBS, the underlying mortgage loans of which are government-guaranteed which generally provides for the substantial repayment of principal. These securities have a total par balance of $37.8 million and total fair value of $27.2 million at June 30, 2010. These three securities were all rated below investment grade at June 30, 2010.

Other-Than-Temporary Impairment.  In the first six months of 2010, the Bank recognized $138.3 million of credit-related OTTI charges in earnings (the credit loss) related to private label MBS, after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. The Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities).

The credit loss realized on the Bank’s private label MBS is equal to the difference between the amortized cost basis (pre-OTTI charge) and the present value of the estimated cash flows the Bank expects to realize on the private label MBS over their life. The Bank’s estimate of cash flows has a significant impact on the Bank’s determination of credit losses. Cash flows expected to be collected are based on the performance and type of private label MBS and the Bank’s expectations of the economic environment. To ensure consistency in determination of the OTTI for private label MBS among all FHLBanks, each quarter the Bank works with the FHLBank OTTI Governance Committee (the OTTI Committee) to update its OTTI analysis based on actual loan performance and current housing market assumptions in the collateral loss projection models, which generate the estimated cash flows from the Bank’s private label MBS.

During the second quarter of 2010, this update process resulted in more pessimistic input assumptions based on current and forecasted economic trends affecting the underlying loans. Such trends reflected the ongoing pressure on housing prices from persistently high inventories of unsold properties, and the impacts on anticipated borrower behavior of continued high unemployment, and increased incentives to default by borrowers whose houses are now worth less than the balance of their mortgages.

The most significant assumption changes that occurred during the second quarter were increases in the projection of future delinquencies in prime collateral and increases in the default frequency from past due status in prime collateral. There was also an increase in loss severity on all collateral types, however its impact was not as severe. Further assumption changes in future periods could materially impact the amount of OTTI credit-related losses which could be recorded.

The Bank’s prime 2007 and 2006 vintage bonds had the most severe impact, representing $91.8 million of the $110.7 million second quarter 2010 OTTI credit losses. In addition to assumption changes, certain prime 2007 and 2006 vintage bonds have experienced performance deterioration in the form of higher delinquencies and/or a reduction in the level of credit enhancement available to the securities.

In performing the cash flow analysis on the majority of the Bank’s private label MBS, the Bank used two third party models. The first model considered borrower characteristics and the particular attributes of the loans underlying the majority of the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model was the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), and were based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of ten thousand or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 12 percent over the next six months. Thereafter, home prices are projected to remain flat for the first six months, then increase 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. A table of the significant assumptions (including default rates, prepayment rates and loss severities) used on those securities on which an OTTI was determined to have occurred during the three months ended June 30, 2010 is included in Note 6 to the unaudited financial statements in Item 1. Financial Statements and Supplementary Financial Data included in the quarterly report filed on this Form 10-Q. The classification is initially determined by the original classification of the bond. However, the cash flow model will override (i.e., lower) this classification if certain criteria are met, which will result in higher losses recorded.

The Bank was unable to perform a cash flow analysis for the Bank’s HELOCs using the two models above because loan-level data is not available. Therefore, the Bank performed a security-level cash flow test based on the following assumptions: (1) the six month actual constant default rate; (2) prepayment speeds from the Bank’s market risk modeling; and (3) 100% loss given default. The result was the Bank’s best estimate of cash flows for these bonds. Certain of these HELOCs are insured by third-party bond insurers (referred to as monoline insurers). The monoline insurers guarantee the timely payments of principal and interest. For these HELOCs, the Bank determined if there was a credit loss without any insurance proceeds from the monoline insurers. If there were, the Bank considered the capacity of the monoline insurer to cover the shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the OTTI Committee performed analyses to assess the financial strength of these monoline insurers and established a burnout period by monoline insurer. The burnout period represents the date at which the OTTI Committee estimates that the monoline insurer would be unable to meet its obligation of timely principal and interest payments. Shortfalls that occur before the burnout period expires are not considered a loss. During the first six months of 2010, the Bank was receiving payments on one HELOC from monoline bond insurers in accordance with contractual terms. However, during the second quarter of 2010 the Bank stopped receiving payments from AMBAC on a separate HELOC with a par balance of $4.3 million at June 30, 2010 because AMBAC has suspended all payments until September 2010.

The following table presents the burnout period by monoline insurer used by the Bank.

Monoline Insurer	Burnout Period	UPB (in millions)
AGMC	No expiration	$21.8
AMBAC	n/a	16.3
MBIA	June 30, 2011	16.3
FGIC	n/a	3.3

n/a – The Bank assumes it will receive no payments from these monoline insurers.

In addition, the Bank was unable to perform a cash flow analysis for a limited number of bonds because loan level data was not available. For these bonds, the Bank identified a similar bond (referred to as a proxy bond), based on collateral type, vintage, and performance. The Bank used the proxy bond’s month-by-month projections from the first model (referred to above) and entered them into the second model for the bond. The result is the Bank’s best estimate of cash flows. This proxy bond approach is the default approach approved by the OTTI Committee for securities without loan level data.

Based on the Bank’s OTTI evaluation, the Bank has determined that 50 of its private label MBS, including five HELOCs, were other-than-temporarily impaired at June 30, 2010 (i.e., they are projected to incur a credit loss during their life). These securities included the 43 CUSIPs that had previously been identified as other-than-temporarily impaired at December 31, 2009, for which an additional $135.4 million of credit loss was recorded during first six months of 2010. The Bank has recognized $373.9 million of credit losses on these securities life-to-date as of June 30, 2010. There were seven additional CUSIPs identified as being other-than-temporarily impaired in the first six months of 2010, on which the Bank recognized $2.9 million of credit losses. By comparison, at June 30, 2009, the Bank had determined that 28 of its private label MBS, one of which was a HELOC, were other-than-temporarily impaired. The Bank recognized $79.9 million of credit losses on these securities life-to-date as of June 30, 2009.

As noted previously, OTTI is based on estimates concerning private label MBS performance and assumptions regarding the economy. When the Bank updates its estimated cash flow projections, the Bank may determine that there is an increase in the estimated cash flows the Bank will receive. This increase in cash flows is recorded as an increase in the yield on the Bank’s investment and is recognized over the life of the investment. During the first six months of 2010, the Bank recognized an increase in yield on certain private label MBS; this incremental increase in yield resulted in $1.4 million of additional interest income. The Bank had not recognized any additional interest income during the first six months of 2009.

Beginning in second quarter 2009, the Bank transferred private label MBS from held-to-maturity to available-for-sale when an OTTI credit loss had been recorded on the security. The Bank believes that the occurrence of a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness and permits transfers from held-to-maturity to available-for-sale without calling into question the classification of the remaining held-to-maturity securities. The Bank also believes that the transfer increases its flexibility to potentially sell other-than temporarily impaired securities when market conditions improve without tainting the Bank’s entire held-to-maturity portfolio. During second quarter 2010, the Bank transferred six private label MBS from held-to-maturity to available-for-sale with a fair value of $298.1 million as of the date of the transfer. For the six months ended June 30, 2010, the Bank transferred seven private label MBS with a fair value of $319.2 million as of the date of the transfer.

The following tables present the entire private label and HELOC MBS portfolios and any related OTTI at and for the six months ended June 30, 2010.

Other-Than-Temporary Impairment of
Private Label and HELOC MBS
by Vintage
At and for the Six Months Ended June 30, 2010

	Prime(1)
		Gross		OTTI Related	OTTI Related
	Amortized	Unrealized		to Credit	to Noncredit	Total OTTI
Vintage (in millions)	Cost(2)	Losses(3)	Fair Value	Losses	Losses	Losses(4)
Private label residential MBS - Prime:
2007	$1,100.8	$(81.5)	$1,019.2	$(89.4)	$73.4	$(16.0)
2006	665.1	(61.7)	603.3	(14.1)	8.3	(5.8)
2005	736.5	(66.5)	670.0	(3.5)	3.0	(0.5)
2004 and earlier	1,354.8	(72.6)	1,283.9	-	-	-

Total private label residential MBS – Prime	$3,857.2	$(282.3)	$3,576.4	$(107.0)	$84.7	$(22.3)

	Alt-A(1)
		Gross		OTTI Related	OTTI Related
	Amortized	Unrealized		to Credit	to Noncredit	Total OTTI
Vintage (in millions)	Cost(2)	Losses(3)	Fair Value	Losses	Losses	Losses(4)
Private label residential MBS – Alt-A:
2007	$307.2	$(56.2)	$251.0	$(14.0)	$14.0	$-
2006	690.4	(130.2)	560.2	(13.4)	13.4	-
2005	327.5	(44.3)	283.2	(3.1)	3.1	-
2004 and earlier	487.9	(51.3)	436.6	(0.2)	(0.1)	(0.3)

Total private label residential MBS – Alt-A	$1,813.0	$(282.0)	$1,531.0	$(30.7)	$30.4	$(0.3)

Subprime(1)
		Gross		OTTI Related	OTTI Related
	Amortized	Unrealized		to Credit	to Noncredit	Total OTTI
Vintage (in millions)	Cost(3)	Losses(2)	Fair Value	Losses	Losses	Losses(4)
Private label residential MBS - subprime:
2004 and earlier	$8.3	$(1.8)	$6.5	$-	$-	$-

	HELOCs
		Gross		OTTI Related	OTTI Related
	Amortized	Unrealized		to Credit	to Noncredit	Total OTTI
Vintage (in millions)	Cost(2)	Losses(3)	Fair Value	Losses	Losses	Losses(4)
Private label MBS – HELOCs:
2006	$21.8	$(6.2)	$15.6	$-	$-	$-
2005	5.0	(2.8)	2.2	-	-	-
2004 and earlier	25.0	(9.5)	15.5	(0.6)	0.6	-

Total private label residential MBS – HELOCs	$51.8	$(18.5)	$33.3	$(0.6)	$0.6	$-

Notes:

(1) The FHLBanks classify private label MBS as prime, Alt-A and subprime based on the originator’s classification at the time  of origination or based on classification by an NRSRO upon issuance of the MBS.
(2) Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of  cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with  the transition provisions of the amended OTTI guidance).
(3) Represents total gross unrealized losses including noncredit related impairment recognized in AOCI.
(4) Represents the sum of OTTI Related to Credit Losses and OTTI Related to Noncredit Losses.

Summary of Other-Than-Temporary Impairments Recorded by Security Type and
Duration of Unrealized Losses Prior to Impairment(1)
For the Six Months Ended June 30, 2010

	Noncredit-Related Gross			Credit-Related Gross
	Unrealized Losses(2)			Unrealized Losses(3)
	Less than 12	12 Months or		Less than 12	12 Months or
(in millions)	Months	Greater	Total	Months	Greater	Total
Available-for-sale private label MBS:
Prime	$-	$84.7	$84.7	$-	$(107.0)	$(107.0)
Alt-A	-	30.4	30.4	-	(30.7)	(30.7)
HELOCs	-	0.6	0.6	-	(0.6)	(0.6)

Total available-for-sale private label MBS	$-	$115.7	$115.7	$-	$(138.3)	$(138.3)

Notes:

(1) The FHLBanks classify private label MBS as prime, Alt-A and subprime based on the originator’s classification at the time of origination or based on classification by an NRSRO upon issuance of the MBS.
(2) Noncredit losses were recognized in AOCI upon OTTI determination at June 30, 2010.
(3) Credit losses were recognized in earnings upon OTTI determination at June 30, 2010.

In its ongoing review, management will continue to evaluate all impaired securities, including those on which charges for OTTI have been recorded. Additional material credit-related OTTI charges have occurred in the first two quarters of 2010 and could be expected throughout the remainder of the year. The specific amount of credit-related OTTI charges will depend on the actual performance of the underlying loan collateral as well as the Bank’s future modeling assumptions. Many factors could influence the future modeling assumptions including economic, financial market and housing conditions. If performance of the underlying loan collateral deteriorates and/or the Bank’s modeling assumptions become more pessimistic, the Bank could experience further losses on the portfolio. At the present time, the Bank cannot estimate the future amount of any additional OTTI charges.

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, for all private label MBS, including HELOC investments, the Bank performed a cash flow analysis under one additional scenario that represented a meaningful, plausible and more adverse external assumptions. This more adverse scenario showed a larger home price decline and a slower rate of housing price recovery. Specifically, the current-to-trough forecast showed a decline of 5 percentage points more than the base case current-to-trough housing price decline, and the housing price recovery path has housing prices reflecting no increase from the trough level the first year after the trough is reached, a 1 percent increase in the second year, a 2 percent increase in the third and fourth years, and a 3 percent per year increase thereafter.

As shown in the table below, based on the estimated cash flows of the Bank’s private label MBS and HELOC investments under the adverse case scenario, the Bank’s second quarter 2010 credit losses would have increased $104.8 million. The increase in the credit loss under the adverse case scenario is the result of the credit loss increasing on securities currently identified by the Bank with a credit loss during the second quarter of 2010. The impact of additional securities not currently OTTI or without a credit loss during the second quarter was not significant. The adverse scenario estimated cash flows were generated using the same model (prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The adverse case housing price forecast is not management’s best estimate forecast and should not be used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

OTTI Credit Loss – Base vs. Stress Scenario
For the Three Months Ended June 30, 2010

	Base Case Scenario	Stress Scenario
(in millions)	(in Net Loss)	(Disclosure Only)
Prime	$93.7	$153.1
Alt-A	16.7	58.4
Subprime	-	0.1
HELOCs	0.3	3.9

Total OTTI credit loss	$110.7	$215.5

Credit and Counterparty Risk – Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans.  The Bank offers a mortgage loan purchase program for members. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure, including the necessary CE. These assets carry CEs, which give them the approximate equivalent of a AA credit rating, although the CE is not actually rated. The Bank had net mortgage loan balances of $4.9 billion and $5.2 billion as of June 30, 2010 and December 31, 2009, respectively, after allowance for credit losses of $2.9 million and $2.7 million, respectively. The increase in the allowance for credit losses related to the mortgage loan portfolio was driven by several factors, including updated default and loss assumptions.

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

Very few of the Bank’s mortgage insurers currently maintain a rating of A+ or better by at least one credit rating agency. As required by the Program, for ongoing primary mortgage insurance, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. The MPF Plus product currently requires supplemental mortgage insurance under the Program. The Bank had no open MPF Plus Master Commitments at June 30, 2010 and has not purchased loans under MPF Plus Commitments since July 2006.

The following tables present mortgage insurance provider credit exposure and concentrations with coverage greater than 10 percent of total coverage as of June 30, 2010 and December 31, 2009.

	June 30, 2010
	Credit Rating (Fitch/	Primary	Supplemental	Total
	Moody’s/Standard &	Mortgage	Mortgage	Credit	Percent of
(dollars in millions)	Poor’s)	Insurance	Insurance	Exposure	Total
Genworth Mortgage Insurance Corp. (Genworth)	- / Baa2 / BBB-	$6.5	$51.4	$57.9	42.2
Mortgage Guaranty Insurance Corp. (MGIC)	- / Ba3 / B+	23.6	3.7	27.3	19.9
Republic Mortgage Insurance Company (RMIC)	BBB- / Ba1 / BBB-	13.7	5.1	18.8	13.7
PMI Mortgage Insurance Co. (PMI)	- / B2 / B+	12.2	0.7	12.9	9.4
Other insurance providers		19.9	0.4	20.3	14.8

Total		$75.9	$61.3	$137.2	100.0

	December 31, 2009
	Credit Rating (Fitch/	Primary	Supplemental	Total
	Moody’s/Standard &	Mortgage	Mortgage	Credit	Percent of
(dollars in millions)	Poor’s)	Insurance	Insurance	Exposure	Total
Genworth Mortgage Insurance Corp. (Genworth)	- / Baa2 / BBB-	$6.9	$51.4	$58.3	40.7
Mortgage Guaranty Insurance Corp. (MGIC)	BB- / Ba2 / B+	24.2	3.6	27.8	19.4
Republic Mortgage Insurance Company (RMIC)	BBB- / Baa2 / BBB-	15.4	5.1	20.5	14.3
PMI Mortgage Insurance Co. (PMI)	- / Ba3 / B+	13.6	0.8	14.4	10.0
Other insurance providers	-	22.0	0.4	22.4	15.6

Total		$82.1	$61.3	$143.4	100.0

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

The table below reflects only those counterparties which have net credit exposure at June 30, 2010 and December 31, 2009. In addition, the maximum credit exposure represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank and the net credit exposure represents maximum credit exposure less the protection afforded by contractually required collateral held by the Bank.

	June 30, 2010
		Notional	Maximum	Cash
(dollars in millions)	Number of	Principal	Credit	Collateral	Net Credit
Credit Rating(1)	Counterparties	Outstanding	Exposure	Held	Exposure
AA	3	$3,048.0	$36.1	$6.5	$29.6
A	1	2,076.0	3.5	-	3.5

Total	4	$5,124.0	$39.6	$6.5	$33.1

	December 31, 2009
		Notional	Maximum	Cash
(dollars in millions)	Number of	Principal	Credit	Collateral	Net Credit
Credit Rating(1)	Counterparties	Outstanding	Exposure	Held	Exposure
AA	2	$440.0	$3.4	$-	$3.4
A	2	125.0	4.2	-	4.2

Total	4	$565.0	$7.6	$-	$7.6

Note:

(1)	Credit ratings reflect the lowest rating from the credit rating agency. These tables do not reflect changes in any rating, outlook or watch status after June 30, 2010 and December 31, 2009. The Bank measures credit exposure through a process which includes internal credit review and various external factors.

At the time of its bankruptcy, Lehman Brothers along with its subsidiary LBSF, was the Bank’s largest derivative counterparty. As a result of the bankruptcy filing in September 2008, the Bank terminated 595 derivative trades. A portion of these trades were replaced. For further information, see the detailed discussion regarding the Lehman-related transactions in Current Financial and Mortgage Market Events and Trends in Item 7. Management’s Discussion and Analysis in the Bank’s 2009 Annual Report filed on Form 10-K. For additional information regarding derivatives legislation, see Legislative and Regulatory Developments in this Item 2. Management’s Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies that are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank’s liquidity resources are designed to support these financial strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank’s assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Effective March 6, 2009, the Finance Agency provided final guidance requiring the Bank to maintain sufficient liquidity in an amount at least equal to its anticipated cash outflows under two different scenarios. One scenario assumes that the Bank can not access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that during that period it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the original five calendar day contingency liquidity requirement discussed below. The requirement is designed to enhance the Bank’s protection against temporary disruptions in access to the FHLBank System debt markets. Longer term contingency liquidity is discussed in the contingency liquidity section which follows.

Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa/P-1 by Moody’s Investor Service, Inc. and AAA/A-1+ by Standard & Poor’s. These ratings measure the likelihood of timely payment of principal and interest. At June 30, 2010, the Bank’s consolidated obligation bonds outstanding totaled $42.3 billion compared to $49.1 billion as of December 31, 2009, a decrease of $6.8 billion, or 13.8%. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at June 30, 2010 were $12.1 billion compared to $10.2 billion at December 31, 2009, an increase of $1.9 billion, or 18.6%, largely due to an increase in the Bank’s term money market portfolio, which was funded with discount notes. The Bank may combine consolidated obligations with derivatives in order to lower its effective all-in cost of funds and simultaneously reduce interest rate risk. The funding strategy of issuing bonds while simultaneously entering into swap agreements is referred to as the issuance of structured debt. Discount notes have not generally been combined with derivatives by the Bank, although this approach may be used by the Bank in the future.

The Bank’s ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. During the first quarter of 2010, the Bank experienced an increase in its cost of funds, with rates hitting a peak at the end of March. This increase occurred in conjunction with the announcement from Fannie Mae and Freddie Mac of plans to purchase 120 days plus delinquent mortgage loans, which would require both to issue additional debt to raise funds for these purchases. Rates were relatively stable until late May, when rates fell due to the impact of the European debt crisis and investors’ desire for more stable, high-quality investments.

The Bank’s investments also represent a key source of liquidity. Total investments available for liquidation may include trading securities, available-for-sale securities, Federal funds sold and certificates of deposit. Trading securities and available-for-sale securities are reported at fair value. These amounts were $12.6 billion at June 30, 2010, compared to $9.8 billion at December 31, 2009. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasuries, TLGP investments, U.S. agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. In addition, U.S. Treasuries may be used as collateral for derivative counterparty obligations in lieu of cash.

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

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers’ credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank’s primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold. Member loan growth may initially be funded by maturing on-balance sheet liquid investments, but within a short time the growth is usually funded by new issuances of consolidated obligations. The capital to support the loan growth is provided by the borrowing members, through their capital requirements, which are based in part on outstanding loans.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions; operational disruptions at other FHLBanks or the OF; or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a Liquidity and Funds Management Policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and (4) if necessary, allowing loans to mature without renewal. The Bank’s GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access. Due in part to capital markets disruptions in the fourth quarter of 2008, the Bank was in violation of this 90-day liquidity requirement at times in the first six months of 2009 but was in compliance at each quarter-end in 2009 and at both March 31, 2010 and June 30, 2010.

Additionally, consistent with regulatory requirements, the Bank’s liquidity and funds management policy has historically required the Bank to hold contingency liquidity sufficient to meet the Bank’s estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank’s liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank’s ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank’s access to the capital markets has never been interrupted to the extent the Bank’s ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank’s sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, securities available for repurchase agreements, available-for-sale securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At June 30, 2010 and December 31, 2009, excess contingency liquidity was approximately $15.7 billion and $12.9 billion, respectively.

Repurchases of Excess Capital Stock. In the past, the Bank also retained liquidity to repurchase a member’s capital stock, upon request and at the Bank’s sole discretion, at par value as long as the repurchase would not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. Throughout 2008, it had been the Bank’s practice to routinely (monthly) repurchase capital stock in excess of a member’s minimum investment requirement. As a result, increases and decreases in capital stock remained generally in line with changes in the borrowing patterns of members. On December 23, 2008, the Bank announced its voluntary decision to temporarily suspend the repurchase of excess capital stock until further notification in an effort to preserve capital. Additionally, as of June 30, 2010 and December 31, 2009, the Bank had outstanding capital redemption requests of $36.3 million and $8.3 million, respectively. See Note 11 of the unaudited financial statements in Item 1. Financial Statements and Supplementary Financial Data in the quarterly report filed on this Form 10-Q for additional information.

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

Item 1: Financial Statements (unaudited)
Financial Statements for the Three and Six Months Ended
June 30, 2010 and 2009
Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Interest income:
Advances	$79,086	$168,140	$152,636	$408,768
Prepayment fees on loans to members, net	999	1,827	1,720	2,897
Interest-bearing deposits	206	4,953	376	10,767
Federal funds sold	2,014	49	3,289	53
Trading securities (Note 3)	1,056	5,150	2,049	11,065
Available-for-sale securities	41,369	845	84,071	937
Held-to-maturity securities	58,518	137,384	121,356	284,770
Mortgage loans held for portfolio	62,285	70,296	126,007	147,154

Total interest income	245,533	388,644	491,504	866,411

Interest expense:
Consolidated obligation discount notes	5,022	8,785	7,634	33,568
Consolidated obligation bonds	181,121	303,539	365,295	699,703
Deposits	212	394	412	806
Other borrowings	25	17	40	34

Total interest expense	186,380	312,735	373,381	734,111

Net interest income before provision (benefit) for credit losses	59,153	75,909	118,123	132,300
Provision (benefit) for credit losses	(1,229)	1,069	(1,397)	1,512

Net interest income after provision (benefit) for credit losses	60,382	74,840	119,520	130,788
Other income (losses):
Total OTTI losses (Note 6)	(20,444)	(460,242)	(22,598)	(785,050)
Portion of OTTI losses recognized in other comprehensive loss (Note 6)	(90,291)	420,877	(115,706)	715,225

Net OTTI losses (Note 6)	(110,735)	(39,365)	(138,304)	(69,825)
Net losses on trading securities (Note 3)	(396)	(372)	(722)	(316)
Net losses on sale of available-for-sale securities	(118)	-	(118)	-
Net gains (losses) on derivatives and hedging activities (Note 9)	(8,006)	12,427	(12,571)	11,225
Contingency reserve (Note 14)	-	-	-	(35,314)
Services fees	647	614	1,272	1,244
Other, net	1,564	2,277	3,895	4,234

Total other losses	(117,044)	(24,419)	(146,548)	(88,752)
Other expense:
Salaries and benefits expense	7,929	7,991	16,857	16,230
Other operating expense	5,724	5,929	11,272	11,463
Finance Agency expense	871	702	1,850	1,478
Office of Finance expense	577	674	1,279	1,338

Total other expense	15,101	15,296	31,258	30,509

Income (loss) before assessments	(71,763)	35,125	(58,286)	11,527
Affordable Housing Program	(1,100)	941	-	941
REFCORP	(2,476)	2,117	-	2,117

Total assessments	(3,576)	3,058	-	3,058

Net income (loss)	$(68,187)	$32,067	$(58,286)	$8,469

Earnings (loss) per share:
Weighted average shares outstanding (excludes mandatorily redeemable capital stock)	40,114	40,025	40,176	39,977

Basic and diluted earnings (loss) per share	$(1.70)	$0.80	$(1.45)	$0.21

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	June 30,	December 31,
(in thousands, except par value)	2010	2009
ASSETS
Cash and due from banks	$79,925	$1,418,743
Interest-bearing deposits	9,981	7,571
Federal funds sold	4,950,000	3,000,000
Investment securities:
Trading securities (Note 3)	1,286,371	1,286,205
Available-for-sale securities, at fair value (Note 4)	2,648,348	2,397,303
Held-to-maturity securities; fair value of $10,188,281 and $10,106,225, respectively (Note 5)	10,351,290	10,482,387
Advances (Note 7)	36,058,432	41,177,310
Mortgage loans held for portfolio (Note 8), net of allowance for credit losses of $2,926 and $2,680, respectively	4,895,697	5,162,837
Banking on Business loans, net of allowance for credit losses of $7,409 and $9,481, respectively	13,377	11,819
Accrued interest receivable	199,256	229,005
Prepaid REFCORP assessment	39,641	39,641
Premises, software and equipment, net	20,701	21,707
Derivative assets (Note 9)	33,105	7,662
Other assets	43,585	48,672

Total assets	$60,629,709	$65,290,862

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited) (continued)

	June 30,	December 31,
(in thousands, except par value)	2010	2009
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$1,118,429	$1,257,717
Noninterest-bearing	28,080	26,613

Total deposits	1,146,509	1,284,330

Consolidated obligations, net: (Note 10)
Discount notes	12,118,120	10,208,891
Bonds	42,325,779	49,103,868

Total consolidated obligations, net	54,443,899	59,312,759

Mandatorily redeemable capital stock (Note 11)	36,279	8,256
Accrued interest payable	223,607	301,495
Affordable Housing Program	17,235	24,541
Derivative liabilities (Note 9)	719,858	623,524
Other liabilities	74,443	22,844

Total liabilities	56,661,830	61,577,749

Commitments and contingencies (Note 14)	-	-

Capital (Note 11)
Capital stock – putable ($100 par value) issued and outstanding shares:
40,122 and 40,181 shares in 2010 and 2009, respectively	4,012,177	4,018,065
Retained earnings	330,702	388,988
Accumulated other comprehensive income (loss) (AOCI) (Note 11):
Net unrealized loss on available-for-securities (Note 4)	(912)	(2,020)
Net noncredit portion of OTTI losses on available-for-sale securities (Note 4)	(373,696)	(691,503)
Net unrealized gain relating to hedging activities	262	264
Pension and post-retirement benefits	(654)	(681)

Total accumulated other comprehensive loss	(375,000)	(693,940)

Total capital	3,967,879	3,713,113

Total liabilities and capital	$60,629,709	$65,290,862

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For the Six Months Ended June 30,
(in thousands)	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(58,286)	$8,469
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	9,217	(123,423)
Change in net fair value adjustment on derivative and hedging activities	31,826	268,704
OTTI credit losses	138,304	69,825
Other adjustments	(1,285)	1,513
Net change in:
Trading securities	(166)	(427,901)
Accrued interest receivable	29,752	95,895
Other assets	(75)	38,528
Accrued interest payable	(77,886)	(193,638)
Other liabilities(1)	(9,222)	(10,077)

Total adjustments	120,465	(280,574)

Net cash provided by (used in) operating activities	$62,179	$(272,105)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $2,410 and $(963) from other FHLBanks for mortgage loan programs)	$64,252	$(2,748,078)
Federal funds sold	(1,950,000)	750,000
Premises, software and equipment	(1,829)	(2,342)
Available-for-sale securities:
Proceeds	269,227	4,049
Held-to-maturity securities:
Net change in short-term	(650,000)	(1,700,000)
Proceeds from long-term	1,026,083	2,178,873
Purchases of long-term	(523,031)	(475,000)
Advances:
Proceeds	52,283,350	91,396,641
Made	(46,997,571)	(75,963,427)
Mortgage loans held for portfolio:
Proceeds	427,822	841,245
Purchases	(165,326)	(293,307)

Net cash provided by investing activities	$3,782,977	$13,988,654

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited) (continued)

	For the Six Months Ended June 30,
(in thousands)	2010	2009
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(131,372)	$644,468
Net payments for derivative contracts with financing elements	(80,400)	(100,869)
Net proceeds from issuance of consolidated obligations:
Discount notes	30,782,921	88,991,142
Bonds (including none from other FHLBanks)	10,728,201	15,559,303
Payments for maturing and retiring consolidated obligations:
Discount notes	(28,875,803)	(96,284,663)
Bonds (including $0 and $407,000 from other FHLBanks)	(17,629,656)	(22,552,855)
Proceeds from issuance of capital stock	25,384	28,901
Payments for repurchase/redemption of mandatorily redeemable capital stock	(3,249)	-

Net cash (used in) financing activities	$(5,183,974)	$(13,714,573)

Net (decrease) increase in cash and cash equivalents	$(1,338,818)	$1,976
Cash and cash equivalents at beginning of the period	1,418,743	67,577

Cash and cash equivalents at end of the period	$79,925	$69,553

Supplemental disclosures:
Interest paid during the period	$453,176	$1,000,664
AHP payments, net	7,306	11,647
Transfers of mortgage loans to real estate owned	11,092	7,504
Non-cash transfer of OTTI held-to-maturity security to available-for-sale	319,194	1,214,643

Note:

(1)	Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock – Putable		Retained
(in thousands)	Shares	Par Value	Earnings	AOCI	Total Capital
Balance December 31, 2008	39,817	$3,981,688	$170,484	$(17,305)	$4,134,867

Cumulative effect of adjustments to opening balance relating to amended OTTI guidance			$255,961	$(255,961)	$-
Proceeds from sale of capital stock	289	28,901			28,901
Net shares reclassified to mandatorily redeemable capital stock	(35)	(3,515)			(3,515)
Comprehensive income (loss):
Net income			8,469		8,469
Net unrealized losses on available-for-sale securities				(187)	(187)
Net unrealized gains on securities transferred from held-to-maturity to available-for-sale				22,435	22,435
Noncredit component of OTTI securities:
Available-for-sale				472	472
Held-to-maturity				(731,308)	(731,308)
Reclassification of adjustment of noncredit portion of impairment losses included in net income relating to held-to-maturity				16,083	16,083
Accretion of noncredit portion of impairment losses on held-to- maturity securities				26,842	26,842
Reclassification adjustment for losses included in net income relating to:
Hedging activities				681	681
Pension and postretirement benefits				72	72

Total comprehensive income (loss)			8,469	(664,910)	(656,441)

Balance June 30, 2009	40,071	$4,007,074	$434,914	$(938,176)	$3,503,812

Balance at December 31, 2009	40,181	$4,018,065	$388,988	$(693,940)	$3,713,113

Proceeds from sale of capital stock	254	$25,384			$25,384
Net shares reclassified to mandatorily redeemable capital stock	(313)	(31,272)			(31,272)
Comprehensive income (loss):
Net income (loss)			(58,286)		(58,286)
Net unrealized gains on available-for-sale securities				1,108	1,108
Net noncredit portion of OTTI losses on available- for-sale securities:
Noncredit portion of OTTI losses including noncredit OTTI losses transferred from held-to-maturity securities and subsequent fair value adjustments				182,369	182,369
Reclassification of noncredit portion of impairment losses included in net income				135,320	135,320
Net noncredit portion of OTTI losses on held-to- maturity securities:
Noncredit portion of OTTI losses				(19,614)	(19,614)
Reclassification of noncredit portion of OTTI losses to available-for-sale securities				19,614	19,614
Reclassification adjustment for losses (gains) included in net income relating to:
Available-for-sale securities				118	118
Hedging activities				(2)	(2)
Pension and postretirement benefits				27	27

Total comprehensive income			(58,286)	318,940	260,654

Balance at June 30, 2010	40,122	$4,012,177	$330,702	$(375,000)	$3,967,879

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements

Note 1 – Background Information

The Bank, a federally chartered corporation, is one of 12 district FHLBanks. The FHLBanks serve the public by increasing the availability of credit for residential mortgages and community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. According to the final Finance Agency regulation effective February 4, 2010, Community Development Financial Institutions (CDFIs) which meet certain standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required to hold capital stock.

All members must purchase stock in the Bank. The amount of capital stock members own is currently based on outstanding loans, unused borrowing capacity and principal balance of residential mortgage loans previously sold to the Bank. See Note 11 for additional information. The Bank’s Capital Plan was amended effective July 1, 2010. All members will be required to fully transition to the amended Capital Plan by the first Membership Asset Value re-calculation date of April 10, 2011. See the Amended Capital Plan filed as Exhibit 4.1.1 to the quarterly report on this Form 10-Q. The Bank considers those members with capital stock outstanding in excess of 10 percent of total capital stock outstanding to be related parties. See Note 12 for additional information.

The mission of the Finance Agency, the FHLBanks’ independent Federal regulator, is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. Each FHLBank operates as a separate entity with its own management, employees and board of directors. The Bank does not consolidate any off-balance sheet special-purpose entities (SPEs) or other conduits.

As provided by the Act, as amended, or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the MPF Program and purchase certain investments. See Note 10 for additional information. The OF is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

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

Recognition and Presentation of Other-Than-Temporary Impairments (OTTI).  During April 2009, the FASB issued guidance amending previous OTTI guidance for debt securities (amended OTTI guidance), please refer to the Bank’s 2009 Financial Statements issued on Form 10-K for more information regarding the amended OTTI guidance. The Bank adopted the amended OTTI guidance as of January 1, 2009, and recognized the effects of applying this guidance as a change in accounting principle. The Bank recognized a $255.9 million cumulative effect adjustment to retained earnings at January 1, 2009, with a corresponding offset to AOCI as a result of adopting the amended OTTI guidance.

Scope Exception Related to Embedded Credit Derivatives.  During March 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, contracts containing an embedded derivative feature in a form other than such subordination will need to be assessed to determine if bifurcation and separate accounting as a derivative is required. This guidance will be effective for the Bank beginning July 1, 2010. The Bank’s adoption of this guidance will have no impact on its Statement of Operations and Statement of Condition.

Notes to Financial Statements (continued)

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.  During July 2010, the FASB issued new disclosure requirements to provide greater transparency about the allowance for credit losses and credit quality of financing receivables in response to the credit crisis. ASU 2010-20 requires more robust and disaggregated disclosures (by portfolio segment or class), including: allowance for credit losses roll-forward, credit quality statistics, nature and extent of troubled-debt restructurings, and non-accrual financing receivables. The amended guidance will be effective for the Bank’s December 31, 2010 financial statements. The Bank’s adoption of this guidance will have no impact on the Bank’s Statement of Operations and Statement of Condition but will result in enhanced disclosure in the footnotes.

Note 3 – Trading Securities

The following table presents trading securities as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(in thousands)	2010	2009
TLGP investments	$250,380	$250,008
U.S. Treasury bills	1,029,769	1,029,499
Mutual funds offsetting deferred compensation	6,222	6,698

Total	$1,286,371	$1,286,205

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $6.2 million and $6.7 million at June 30, 2010 and December 31, 2009, respectively.

The Bank recorded net losses on trading securities of $396 thousand and $372 thousand for the second quarter of 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, the Bank recorded net losses on trading securities of $722 thousand and $316 thousand, respectively. Interest income on trading securities was $1.0 million and $5.2 million for the quarters ended June 30, 2010 and 2009, respectively, and $2.0 million and $11.1 million for the six months ended June 30, 2010 and 2009, respectively.

Note 4 – Available-for-Sale Securities

The following table presents available-for-sale securities as of June 30, 2010 and December 31, 2009.

	June 30, 2010
			Gross	Gross
		OTTI	Unrecognized	Unrecognized
	Amortized	Recognized	Holding	Holding
(in thousands)	Cost(1)	in OCI(2)	Gains(3)	Losses(3)	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$-	$2	$-	$1,995
Private label MBS:
Private label residential MBS	2,995,952	(909,275)	545,058	(914)	2,630,821
HELOCs	25,011	(13,679)	4,200	-	15,532

Total private label MBS	3,020,963	(922,954)	549,258	(914)	2,646,353

Total available-for-sale securities	$3,022,956	$(922,954)	$549,260	$(914)	$2,648,348

Notes to Financial Statements (continued)

	December 31, 2009
			Gross	Gross
		OTTI	Unrecognized	Unrecognized
	Amortized	Recognized	Holding	Holding
(in thousands)	Cost(1)	in OCI(2)	Gains(3)	Losses(3)	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$-	$2	$-	$1,995
Private label MBS:
Private label residential MBS	3,061,870	(1,026,734)	347,859	(2,022)	2,380,973
HELOCs	26,963	(13,225)	597	-	14,335

Total private label MBS	3,088,833	(1,039,959)	348,456	(2,022)	2,395,308

Total available-for-sale securities	$3,090,826	$(1,039,959)	$348,458	$(2,022)	$2,397,303

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

The mutual funds are held in a Rabbi trust to secure a portion of the Bank’s supplemental retirement obligation. This obligation was $4.1 million and $4.0 million at June 30, 2010 and December 31, 2009, respectively.

The following table presents a reconciliation of the available-for-sale OTTI loss recognized through AOCI to the total net noncredit portion of OTTI losses on available-for-sale securities in AOCI as of June 30, 2010.

(in thousands)	June 30, 2010
Total OTTI loss recognized in OCI	$(922,954)
Subsequent unrecognized changes in fair value	549,258

Net noncredit portion of OTTI losses on available-for-sale securities in AOCI	$(373,696)

The following tables summarize the available-for-sale securities with unrealized losses as of June 30, 2010 and December 31, 2009. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2010
	Less than 12 Months		Greater than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses(1)
Private label:
Private label residential MBS	$-	$-	$2,576,057	$(365,131)	$2,576,057	$(365,131)
HELOCs	-	-	15,532	(9,479)	15,532	(9,479)

Total private label MBS	-	-	2,591,589	(374,610)	2,591,589	(374,610)

Total available-for-sale securities	$-	$-	$2,591,589	$(374,610)	$2,591,589	$(374,610)

Notes to Financial Statements (continued)

	December 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
		Unrealized		Unrealized		Unrealized
(in thousands)	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses(1)
Private label:
Private label residential MBS	$-	$-	$2,380,973	$(680,897)	$2,380,973	$(680,897)
HELOCs	-	-	14,335	(12,628)	14,335	(12,628)

Total private label MBS	-	-	2,395,308	(693,525)	2,395,308	(693,525)

Total available-for-sale securities	$-	$-	$2,395,308	$(693,525)	$2,395,308	$(693,525)

Note:

(1) As a result of differences in the definitions of unrealized losses and unrecognized holding losses, total unrealized losses in the table above will not agree with total gross unrecognized holding losses in the previous tables. Unrealized losses include OTTI recognized in OCI and gross unrecognized holding gains and losses.

Securities Transferred.  Beginning in second quarter 2009, the Bank transferred investment securities from held-to-maturity to available-for-sale when an OTTI credit loss had been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its financial flexibility to sell the securities if management determines it is prudent to do so. The Bank has no current plans to sell securities that are transferred, nor is it under any requirement to do so. At June 30, 2010, the Bank transferred six private label MBS from held-to-maturity to available-for-sale, as an OTTI credit loss was recorded on these securities during the second quarter of 2010.

The following table presents the information on the private label MBS transferred during the first six months of 2010 and 2009.

			Gross	Gross
		OTTI	Unrecognized	Unrecognized
	Amortized	Recognized	Holding	Holding
(in thousands)	Cost	in OCI	Gains	Losses	Fair Value
June 30, 2010 transfers	$315,540	$(17,470)	$-	$-	$298,070
March 31, 2010 transfers	23,268	(2,144)	-	-	21,124

Total June 2010 year-to-date transfers	$338,808	$(19,614)	$-	$-	$319,194

June 30, 2009 transfers	$2,035,028	$(820,385)	$22,435	$-	$1,237,078

Total June 2009 year-to-date transfers	$2,035,028	$(820,385)	$22,435	$-	$1,237,078

Redemption Terms.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees.

As of June 30, 2010, the amortized cost of the Bank’s private label MBS classified as available-for-sale included net purchased discounts of $21.4 million and credit losses of $376.8 million, partially offset by OTTI-related accretion adjustments of $14.5 million. As of December 31, 2009, the amortized cost of the Bank’s private label MBS classified as available-for-sale included net purchased discounts of $18.5 million and credit losses of $238.6 million, partially offset by OTTI-related accretion adjustments of $16.2 million.

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest payment terms for available-for-sale MBS at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(in thousands)	2010	2009
Amortized cost of available-for-sale MBS:
Pass through securities:
Fixed-rate	$1,292,236	$1,464,702
Variable-rate	47,037	53,370
Collateralized mortgage obligations:
Fixed-rate	1,609,657	1,492,169
Variable-rate	72,033	78,592

Total available-for-sale MBS	$3,020,963	$3,088,833

Note: Certain MBS have a fixed-rate component for a specified period of time, then have a rate reset on a given date. Examples of this type of instrument would include securities supported by underlying 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages (ARMs). For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is then considered to be variable-rate.

Realized Gains and Losses.  During second quarter 2010, the Bank received $11.4 million in proceeds from the sale of one other-than-temporarily impaired available-for-sale security and realized losses of $118 thousand for the three and six months ended June 30, 2010. There were no sales of available-for-sale securities for the three and six months ended June 30, 2009.

Note 5 – Held-to-Maturity Securities

The following table presents held-to-maturity securities as of June 30, 2010 and December 31, 2009.

	June 30, 2010
		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost/Carrying	Holding	Holding
(in thousands)	Value	Gains	Losses	Fair Value
Certificates of deposit(1)	$3,750,000	$216	$(24)	$3,750,192
Government-sponsored enterprises	67,093	1,995	-	69,088
State or local agency obligations	532,301	13,635	(32,063)	513,873

Subtotal	4,349,394	15,846	(32,087)	4,333,153
MBS:
U.S. agency	1,795,264	9,770	(36)	1,804,998
Government-sponsored enterprises	1,466,848	52,626	(72)	1,519,402
Private label MBS:
Private label residential MBS	2,712,968	1,605	(201,608)	2,512,965
HELOCs	26,816	-	(9,053)	17,763

Total private label MBS	2,739,784	1,605	(210,661)	2,530,728

Total MBS	6,001,896	64,001	(210,769)	5,855,128

Total held-to-maturity securities	$10,351,290	$79,847	$(242,856)	$10,188,281

Notes to Financial Statements (continued)

	December 31, 2009
		Gross	Gross
	Amortized	Unrecognized	Unrecognized
	Cost/Carrying	Holding	Holding
(in thousands)	Value	Gains	Losses	Fair Value
Certificates of deposit(1)	$3,100,000	$143	$(4)	$3,100,139
Government-sponsored enterprises	176,741	1,853	-	178,594
State or local agency obligations	608,363	17,009	(30,837)	594,535

	3,885,104	19,005	(30,841)	3,873,268
MBS:
U.S. agency	1,755,686	2,019	(4,551)	1,753,154
Government-sponsored enterprises	1,312,228	47,999	(2,337)	1,357,890
Private label MBS:
Private label residential MBS	3,500,813	373	(391,869)	3,109,317
HELOCs	28,556	-	(15,960)	12,596

Total private label MBS	3,529,369	373	(407,829)	3,121,913

Total MBS	6,597,283	50,391	(414,717)	6,232,957

Total held-to-maturity securities	$10,482,387	$69,396	$(445,558)	$10,106,225

Note:

(1)Represents certificates of deposit that meet the definition of a security.

Restricted securities related to the Shared Funding Program are classified as held-to-maturity and are included in private label residential MBS as of June 30, 2010 and December 31, 2009. The restricted securities had a total amortized cost of $30.4 million and $33.2 million as of June 30, 2010 and December 31, 2009, respectively.

The following tables summarize the held-to-maturity securities with unrealized losses as of June 30, 2010 and December 31, 2009. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2010
	Less than 12 Months		Greater than 12 Months		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Fair Value	Losses	Value	Losses	Value	Losses
Certificates of deposit	$1,899,975	$(24)	$-	$-	$1,899,975	$(24)
State or local agency obligations	-	-	233,507	(32,063)	233,507	(32,063)
MBS:
U.S. agency	98,982	(36)	-	-	98,982	(36)
Government-sponsored enterprises	-	-	28,366	(72)	28,366	(72)
Private label:
Private label residential MBS	81,419	(633)	2,222,151	(200,975)	2,303,570	(201,608)
HELOCs	-	-	17,763	(9,053)	17,763	(9,053)

Total private label MBS	81,419	(633)	2,239,914	(210,028)	2,321,333	(210,661)

Total MBS	180,401	(669)	2,268,280	(210,100)	2,448,681	(210,769)

Total	$2,080,376	$(693)	$2,501,787	$(242,163)	$4,582,163	$(242,856)

Notes to Financial Statements (continued)

	December 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
		Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Fair Value	Losses	Value	Losses	Value	Losses
Certificates of deposit	$399,996	$(4)	$-	$-	$399,996	$(4)
State or local agency obligations	2,771	(37)	258,233	(30,800)	261,004	(30,837)
MBS:
U.S. agency	1,126,928	(4,551)	-	-	1,126,928	(4,551)
Government-sponsored enterprises	-	-	207,951	(2,337)	207,951	(2,337)
Private label:
Private label residential MBS	-	-	3,075,741	(391,869)	3,075,741	(391,869)
HELOCs	-	-	12,596	(15,960)	12,596	(15,960)

Total private label MBS	-	-	3,088,337	(407,829)	3,088,337	(407,829)

Total MBS	1,126,928	(4,551)	3,296,288	(410,166)	4,423,216	(414,717)

Total	$1,529,695	$(4,592)	$3,554,521	$(440,966)	$5,084,216	$(445,558)

Securities Transferred. At June 30, 2010, the Bank transferred six private label MBS from held-to-maturity to available-for-sale. See Note 4 for additional information.

Redemption Terms. The amortized cost and fair value of held-to-maturity securities by contractual maturity as of June 30, 2010 and December 31, 2009 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

	June 30, 2010		December 31, 2009
	Amortized		Amortized
(in thousands)	Cost/Carrying		Cost/Carrying
Year of Maturity	Value	Fair Value	Value	Fair Value
Due in one year or less	$3,821,622	$3,824,839	$3,255,517	$3,256,500
Due after one year through five years	5,710	5,924	77,852	82,252
Due after five years through ten years	77,163	78,703	88,545	90,142
Due after ten years	444,899	423,687	463,190	444,374

	4,349,394	4,333,153	3,885,104	3,873,268
MBS	6,001,896	5,855,128	6,597,283	6,232,957

Total	$10,351,290	$10,188,281	$10,482,387	$10,106,225

At June 30, 2010, the amortized cost of the Bank’s private label MBS classified as held-to-maturity included net purchased discounts of $29.3 million. At December 31, 2009, the amortized cost of the Bank’s private label MBS classified as held-to-maturity included net purchased discounts of $39.8 million.

Notes to Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms for held-to-maturity securities at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(in thousands)	2010	2009
Amortized cost of held-to-maturity securities other than MBS:
Fixed-rate	$4,010,069	$3,428,553
Variable-rate	339,325	456,551

Total non-MBS	4,349,394	3,885,104
Amortized cost of held-to-maturity MBS:
Pass-through securities:
Fixed-rate	1,088,844	1,382,318
Variable-rate	1,092,187	1,181,345
Collateralized mortgage obligations:
Fixed-rate	1,675,462	2,227,045
Variable-rate	2,145,403	1,806,575

Total MBS	6,001,896	6,597,283

Total held-to-maturity securities	$10,351,290	$10,482,387

Note: Certain MBS have a fixed-rate component for a specified period of time, then have a rate reset on a given date. Examples of this type of instrument would include securities supported by underlying 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages (ARMs). For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is then considered to be variable-rate.

Realized Gains and Losses. There were no sales of held-to-maturity securities and, therefore, no realized gains or losses on sales, for the three and six months ended June 30, 2010 and 2009. However, the Bank may sell certain held-to-maturity securities with less than 15 percent of the acquired principal outstanding remaining at the time of sale. Such sales are considered maturities for the purposes of security classification. Certain changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future, as noted above in the Securities Transferred and Realized Gains and Losses discussions. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

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

Notes to Financial Statements (continued)

For state or local housing finance agency obligations, the Bank has determined that all unrealized losses reflected in Note 5 are temporary given the creditworthiness of the issuers and the underlying collateral.

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

For agency and GSE MBS, the Bank has determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of June 30, 2010, all of the gross unrealized losses on its agency and GSE MBS are temporary.

To support consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. These alternative procedures include using a proxy bond’s loan level results to allocate loan level cash flows, extrapolating historical data (such as HELOCs), or a qualitative analysis of government agency loan-level guarantees. Securities evaluated using alternative procedures during the second quarter were not significant to the Bank, as they represented approximately 4 percent of the par balance of MBS.

As discussed above, to assess whether the entire amortized cost basis of its private label residential MBS will be recovered, the Bank, where possible, performed a cash flow analysis. In performing the cash flow analysis for each of these securities classified as prime, Alt-A and subprime, in accordance with the FHLBanks’ OTTI Governance Committee, the Bank used two third-party models. The first model considered borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities, which are updated quarterly. A significant input to the first model was the forecast of future housing price changes which were forecasted for the relevant states and core-based statistical areas (CBSAs), based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10 thousand or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 12 percent over the next six months. Thereafter, home prices are projected to remain flat for the first six months, then increase 0.5 percent in the next six months, 3 percent in the second year and 4 percent in each subsequent year.

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

Notes to Financial Statements (continued)

To assess whether the entire amortized cost basis of HELOCs will be recovered, the Bank performs a security-level cash flow test on different third-party models because loan-level data is not available. The security-level cash flow test is based on published assumptions concerning prepayments, actual six-month average constant default rate, and loss severities of 100 percent. HELOCs owned by the Bank are insured by third-party bond insurers (monoline insurers). The bond insurance on these investments guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying mortgage pool. The cash flow analysis of the HELOCs protected by such third-party insurance looks first to the performance of the underlying security, considering its embedded credit enhancements in the form of excess spread, over-collateralization, and credit subordination, to determine the collectability of all amounts due. If these protections are deemed insufficient to make timely payment of all amounts due, then the Bank considers the capacity of the third-party bond insurer to cover any shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the FHLBanks’ OTTI Governance Committee has performed analyses to assess the financial strength of these monoline insurers to establish an expected case regarding the time horizon of the bond insurers’ ability to fulfill their financial obligations and provide credit support. The projected time horizon of credit protection provided by an insurer is a function of claim paying resources and anticipated claims in the future. This assumption is referred to as the burnout period and is expressed in months. The results of the insurer financial analysis were then incorporated in the third-party cash flow model, as a key input. Any cash flow shortfalls that occurred beyond the burnout period were considered not recoverable and the insured security was then deemed to be other-than-temporarily impaired.

There are four insurers wrapping the Bank’s HELOC investments. Of these four, the financial guarantee from Assured Guaranty Municipal Corp. (AGMC) (formerly Financial Services Assurance Corp. (FSA)) is considered sufficient to cover all future claims. The Bank has placed no reliance on the financial guarantee from Financial Guarantee Insurance Corp. (FGIC) and AMBAC Assurance Corp. (AMBAC). The Bank has analyzed the burnout period for MBIA Insurance Corp. (MBIA) and established a burnout period ending June 30, 2011. The Bank monitors these insurers and as facts and circumstances change, the burnout period could significantly change.

For those securities for which an OTTI credit loss was determined to have occurred during the three months ended June 30, 2010 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2010 as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss recognized in earnings during the three months ended June 30, 2010. The CUSIP classification (prime, Alt-A and subprime) is based on the classification as determined by the first model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance.

Notes to Financial Statements (continued)

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of	Weighted		Weighted		Weighted		Weighted
Securitization	Avg %	Range %	Avg %	Range %	Avg %	Range %	Avg %	Range %
Prime:
2007	8.5	4.4-10.8	39.7	14.8-58.6	49.7	40.8-57.4	6.2	3.1-8.2
2006	8.2	5.7-11.5	22.5	12.1-39.5	36.7	33.0-41.8	7.4	3.5-13.5
2005	8.2	5.4-9.5	14.6	5.0-39.1	40.2	35.2-52.2	5.8	4.7-8.7

	8.4	4.4-11.5	33.0	5.0-58.6	45.4	33.0-57.4	6.5	3.1-13.5
Alt-A:
2007	10.1	9.3-11.2	53.3	39.0-59.7	47.6	45.9-48.6	6.5	0.6-13.2
2006	12.6	8.4-14.5	44.0	16.2-73.2	47.7	36.2-54.2	6.4	2.7-10.0
2005	11.2	10.3-12.4	23.9	22.7-24.7	40.2	38.7-42.4	5.0	4.5-5.6
2004 and prior	14.6	14.6	30.1	30.1	39.2	39.2	11.3	11.3

	11.7	8.4-14.6	44.6	16.2-73.2	46.6	36.2-54.2	6.5	0.6-13.2

Total	9.6	4.4-14.6	37.0	5.0-73.2	45.8	33.0-57.4	6.5	0.6-13.5

Significant Inputs for OTTI HELOCs(1)
	Prepayment Rates		Default Rates		Loss Severities
Year of	Weighted		Weighted		Weighted
Securitization	Avg %	Range %	Avg %	Range %	Avg %	Range %
Alt-A:
2004 and prior	11.5	10.3-13.9	5.0	2.7-6.3	100.0	100.0

Note:

(1)	Current credit enhancement weighted average and range percentages are not considered meaningful for home equity loan investments, as these investments are third-party insured.

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

Notes to Financial Statements (continued)

The table below summarizes the Bank’s securities as of June 30, 2010 for which an OTTI has been recognized during the three months ended June 30, 2010 and during the life of the security. The Bank had no OTTI securities classified as held-to-maturity at June 30, 2010.

	Available-for-Sale Investment Securities
	OTTI Recognized During			OTTI Recognized During
	the Three Months Ended June 30, 2010			the Life of the Security
	Unpaid			Unpaid
	Principal	Amortized	Fair	Principal	Amortized	Fair
(in thousands)	Balance	Cost(1)	Value	Balance	Cost(1)	Value
Private label residential MBS:
Prime	$2,053,867	$1,847,775	$1,691,639	$2,079,622	$1,871,930	$1,714,282
Alt-A	971,955	830,705	682,281	1,285,474	1,115,671	910,008
Subprime	-	-	-	2,873	2,450	1,545
HELOCs	22,573	18,631	11,797	30,897	25,011	15,532

Total OTTI securities	3,048,395	2,697,111	2,385,717	3,398,866	3,015,062	2,641,367

Private label MBS not OTTI(2)	356,372	323,852	260,636	5,901	5,901	4,986

Total private label MBS	$3,404,767	$3,020,963	$2,646,353	$3,404,767	$3,020,963	$2,646,353

Notes:

(1)	Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).
(2)	Represents available-for-sale securities that had no OTTI recorded in the periods presented.

At June 30, 2010, substantially all of the remainder of the private label MBS investment portfolio, including those investments classified as held-to-maturity, have experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining investment securities in an unrealized loss position and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery.

Notes to Financial Statements (continued)

The tables below summarize the impact of OTTI credit and noncredit losses recorded on available-for-sale investment securities for the three and six months ended June 30, 2010 and 2009.

	For the Three Months Ended			For the Six Months Ended
	June 30, 2010			June 30, 2010
		OTTI			OTTI
	OTTI	Related to		OTTI	Related to
	Related to	Noncredit	Total OTTI	Related to	Noncredit	Total OTTI
(in thousands)	Credit Loss	Loss	Losses	Credit Loss	Loss	Losses
Private label residential MBS:
Prime	$(93,719)	$73,560	$(20,159)	$(106,962)	$84,649	$(22,313)
Alt-A	(16,710)	16,425	(285)	(30,725)	30,440	(285)
Subprime	-	-	-	(21)	21	-
HELOCs	(306)	306	-	(596)	596	-

Total OTTI on private label MBS	$(110,735)	$90,291	$(20,444)	$(138,304)	$115,706	$(22,598)

	For the Three Months Ended			For the Six Months Ended
	June 30, 2009			June 30, 2009
		OTTI			OTTI
	OTTI	Related to		OTTI	Related to
	Related to	Noncredit	Total OTTI	Related to	Noncredit	Total OTTI
(in thousands)	Credit Loss	Loss	Losses	Credit Loss	Loss	Losses
Private label residential MBS:
Prime	$(17,234)	$(352,574)	$(369,808)	$(18,525)	$(385,422)	$(403,947)
Alt-A	(21,840)	(66,698)	(88,538)	(51,009)	(328,198)	(379,207)
Subprime	(291)	(1,605)	(1,896)	(291)	(1,605)	(1,896)
HELOCs	-	-	-	-	-	-

Total OTTI on private label MBS	$(39,365)	$(420,877)	$(460,242)	$(69,825)	$(715,225)	$(785,050)

Notes to Financial Statements (continued)

The following tables present the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and six months ended June 30, 2010 and 2009.

	For the	For the
	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2010	June 30, 2010
Beginning balance	$265,194	$238,130
Additions:
Credit losses for which OTTI was not previously recognized	2,689	2,909
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	108,047	135,395
Reductions:
Securities sold, matured, paid down or prepaid during the period	(45)	(45)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(937)	(1,441)

Ending balance	$374,948	$374,948

	For the	For the
	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2009	June 30, 2009
Beginning balance	$40,499	$10,039 (3)
Additions:
Credit losses for which OTTI was not previously recognized	19,736	43,296
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	19,629	26,529

Ending balance	$79,864	$79,864

Notes:

(1)For the three months ended June 30, 2010 and 2009, OTTI “previously recognized” represents securities that were impaired prior to April 1, 2010 and 2009, respectively. For the six months ended June 30 2010 and 2009, OTTI “previously recognized” represents securities that were impaired prior to January 1, 2010 and 2009, respectively.
(2)This represents the increase in cash flows recognized in interest income during the period.
(3)The Bank adopted the amended OTTI guidance as of January 1, 2009 and recognized the cumulative effect of initially applying this guidance, totaling $255.9 million, as an adjustment to retained earnings at January 1, 2009, with a corresponding offsetting adjustment to AOCI.

Notes to Financial Statements (continued)

Note 7 – Advances

Detailed information regarding advances including collateral security terms can be found in Note 9 to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

The following table details the Bank’s advances portfolio by year of contractual maturity as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
		Weighted		Weighted
(dollars in thousands)		Average		Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in 1 year or less	$16,311,654	2.31%	$18,967,798	2.55%
Due after 1 year through 2 years	2,643,377	3.95	4,478,412	3.07
Due after 2 years through 3 years	5,285,206	3.43	4,735,971	3.51
Due after 3 years through 4 years	1,745,110	3.68	2,835,357	3.41
Due after 4 years through 5 years	2,408,803	4.86	1,474,737	4.61
Thereafter	6,076,275	5.07	7,263,708	5.17

Total par value	34,470,425	3.34%	39,755,983	3.34%

Discount on AHP advances	(765)		(854)
Deferred prepayment fees	(127)		(154)
Hedging adjustments	1,588,899		1,422,335

Total book value	$36,058,432		$41,177,310

The Bank offers advances that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (returnable advances). Other advances may only be prepaid by paying a fee (prepayment fee) to the Bank that makes the Bank financially indifferent to the prepayment of the loan. At June 30, 2010 and December 31, 2009, the Bank had returnable advances of $22.0 million and $12.0 million, respectively. The following table summarizes returnable advances by year of contractual maturity or next call date as of June 30, 2010 and December 31, 2009.

(in thousands)	June 30,	December 31,
Year of Contractual Maturity or Next Call Date	2010	2009
Due in 1 year or less	$16,333,654	$18,979,798
Due after 1 year through 2 years	2,643,377	4,478,412
Due after 2 years through 3 years	5,283,206	4,733,971
Due after 3 years through 4 years	1,725,110	2,835,357
Due after 4 years through 5 years	2,408,803	1,474,737
Thereafter	6,076,275	7,253,708

Total par value	$34,470,425	$39,755,983

Notes to Financial Statements (continued)

The Bank also offers convertible advances. With a convertible advance, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed advance, which the Bank normally would exercise when interest rates increase, and offering a floating-rate advance. At June 30, 2010 and December 31, 2009, the Bank had convertible advances outstanding of $6.2 billion and $6.8 billion, respectively. The following table summarizes advances by year of contractual maturity or next convertible date for convertible advances as of June 30, 2010 and December 31, 2009.

(in thousands)	June 30,	December 31,
Year of Contractual Maturity or Next Convertible Date	2010	2009
Due in 1 year or less	$21,056,504	$23,975,498
Due after 1 year through 2 years	2,228,277	4,089,962
Due after 2 years through 3 years	4,276,706	4,104,971
Due after 3 years through 4 years	1,530,860	2,160,357
Due after 4 years through 5 years	2,216,303	1,223,987
Thereafter	3,161,775	4,201,208

Total par value	$34,470,425	$39,755,983

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

The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2010, the Bank had advances of $21.8 billion outstanding to the five largest borrowers, which represented 63.2% of total advances outstanding. Of these five, three each had outstanding loan balances in excess of 10 percent of the total portfolio at June 30, 2010. As of December 31, 2009, the Bank had advances of $25.4 billion outstanding to the five largest borrowers, which represented 63.9% of total advances outstanding. Of these five, three each had outstanding loan balances in excess of 10 percent of the total portfolio at December 31, 2009. In accordance with its collateral policies, the Bank held sufficient collateral to secure advances. Additionally, the Bank does not expect to incur any losses on advances. See Note 12 for further information on transactions with related parties.

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(in thousands)	2010	2009
Fixed rate – overnight	$186,625	$147,577
Fixed rate – term:
Due in 1 year or less	14,809,443	18,476,686
Thereafter	16,456,078	17,569,424
Variable-rate:
Due in 1 year or less	1,315,585	343,535
Thereafter	1,702,694	3,218,761

Total par value	$34,470,425	$39,755,983

Notes to Financial Statements (continued)

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

The following table presents information as of June 30, 2010 and December 31, 2009 on mortgage loans held for portfolio.

	June 30,
(in thousands)	2010	December 31, 2009
Fixed medium-term single-family mortgages(1)	$796,304	$878,332
Fixed long-term single-family mortgages(1)	4,058,457	4,243,117

Total par value	4,854,761	5,121,449

Premiums	46,021	47,703
Discounts	(17,192)	(18,798)
Hedging adjustments	15,033	15,163

Total mortgage loans held for portfolio	$4,898,623	$5,165,517

Note:

(1) Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity as of June 30, 2010 and December 31, 2009.

	June 30,
(in thousands)	2010	December 31, 2009
Government-guaranteed/insured loans	$384,675	$398,039
Conventional loans	4,470,086	4,723,410

Total par value	4,854,761	$5,121,449

Year of maturity
Due within one year	$25	$19
Due after one year through five years	4,849	4,665
Due after five years	4,849,887	5,116,765

Total par value	$4,854,761	$5,121,449

Note 9 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and liabilities.

Consistent with Finance Agency policy, the Bank enters into derivatives to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulation and

Notes to Financial Statements (continued)

the Bank’s risk governance policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The Bank may use derivatives to reduce funding costs for consolidated obligations and to manage interest rate risk, mortgage prepayment risk and foreign currency risk positions. Interest-rate exchange agreements (also referred to as derivatives) are an integral part of the Bank’s financial management strategy.

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

For example, fixed-rate consolidated obligations are issued by the Bank, and the Bank may simultaneously enter into a matching derivative in which the counterparty pays fixed cash flows designed to mirror, in timing and amount, the cash outflows that the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances (typically 1- or 3-month LIBOR). The fixed-rate consolidated obligation and matching derivative are treated as fair-value hedges. The Bank may issue variable-rate consolidated obligation-bonds indexed to LIBOR, the U.S. Prime rate, or Federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt. Basis risk represents the risk that changes to one interest rate index will not perfectly offset changes to another interest rate index.

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

Notes to Financial Statements (continued)

issues. By acting in both the capital and the swap markets, the Bank may be able to raise funds at lower costs than through the issuance of simple fixed- or variable-rate consolidated obligations in the capital markets alone.

Advances. The Bank offers an array of advances structured to meet members’ funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to more closely match the characteristics of the funding liabilities. Whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank may simultaneously execute a derivative with terms that offset the terms and embedded options in the advance. For example, the Bank may hedge a fixed-rate advance with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advances to variable-rate. This type of hedge is treated as a fair-value hedge.

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

Anticipated Debt Issuance. The Bank may enter into interest-rate swaps for the anticipated issuance of fixed-rate consolidated obligations-bonds to lock in the cost of funding. The interest-rate swap is terminated upon

Notes to Financial Statements (continued)

issuance of the fixed-rate consolidated obligations-bond, with the realized gain or loss on the interest-rate swap recorded in AOCI. Realized gains and losses reported in AOCI are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed-rate consolidated obligations-bonds.

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

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies and regulations. The deterioration in the credit/financial markets has heightened the Bank’s awareness of derivative default risk. In response, the Bank has worked toward lessening this risk by (1) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts; (2) substituting securities for cash collateral, which would allow a more detailed identification of the Bank’s particular collateral; and (3) attempting to negotiate revised ISDA Master Agreement terms, when necessary, that should help to mitigate losses in the event of a counterparty default. These agreement negotiations include establishing tri-party collateral agreements where possible to further protect the Bank’s collateral. The Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty and do not permit rehypothecation.

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

At June 30, 2010 and December 31, 2009, the Bank’s maximum credit risk, as defined above, was approximately $39.6 million and $7.6 million, respectively. These totals include $7.5 million and $4.9 million of net accrued interest receivable, respectively. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held $6.5 million in cash collateral at June 30, 2010 and no cash collateral at December 31, 2009. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position at June 30, 2010 was $1.1 billion for which the Bank has posted cash and securities collateral with a fair value of approximately $771.0 million in the normal course of business. If the Bank’s credit ratings had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $304.3 million of collateral to its derivative counterparties at June 30, 2010. However, the Bank’s credit ratings have not changed during the previous twelve months.

Notes to Financial Statements (continued)

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

The following tables summarize the notional and fair value of derivative instruments as of June 30, 2010 and December 31, 2009. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	June 30, 2010
	Notional
	Amount of	Derivative	Derivative
(in thousands)	Derivatives	Assets	Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$37,760,285	$467,671	$1,578,135

Total derivatives in hedge accounting relationships	$37,760,285	$467,671	$1,578,135

Derivatives not in hedge accounting relationships:
Interest rate swaps	$34,000	$-	$617
Interest rate caps or floors	1,428,750	2,709	325
Mortgage delivery commitments	27,272	368	28

Total derivatives not in hedge accounting relationships	$1,490,022	$3,077	$970

Total derivatives before netting and collateral adjustments	$39,250,307	$470,748	$1,579,105

Netting adjustments		(431,192)	(431,192)
Cash collateral and related accrued interest		(6,451)	(428,055)

Total collateral and netting adjustments(1)		(437,643)	(859,247)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$33,105	$719,858

Notes to Financial Statements (continued)

	December 31, 2009
	Notional
	Amount of	Derivative	Derivative
(in thousands)	Derivatives	Assets	Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$51,335,964	$451,215	$1,568,756

Total derivatives in hedge accounting relationships	$51,335,964	$451,215	$1,568,756

Derivatives not in hedge accounting relationships:
Interest rate swaps	$34,000	$-	$1,580
Interest rate caps or floors	1,653,750	9,617	1,096
Mortgage delivery commitments	3,406	20	3

Total derivatives not in hedge accounting relationships	$1,691,156	$9,637	$2,679

Total derivatives before netting and collateral adjustments	$53,027,120	$460,852	$1,571,435

Netting adjustments		(453,190)	(453,190)
Cash collateral and related accrued interest		-	(494,721)

Total collateral and netting adjustments(1)		(453,190)	(947,911)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$7,662	$623,524

Note:

(1) Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and  negative positions and also cash collateral held or placed with the same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Operations.

	For the		For the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	Gains	Gains	Gains	Gains
(in thousands)	(Losses)	(Losses)	(Losses)	(Losses)
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$(7,898)	$12,117	$(8,651)	$10,321

Total net gains (losses) related to fair value hedge ineffectiveness	$(7,898)	$12,117	$(8,651)	$10,321

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$504	$1,305	$952	$2,750
Interest rate caps or floors	(1,586)	(1,598)	(6,120)	(2,939)
Net interest settlements	(486)	(797)	(884)	(2,294)
Mortgage delivery commitments	1,299	1,162	1,689	3,014
Other	161	238	443	373

Total net gains (losses) related to derivatives not designated as hedging instruments	$(108)	$310	$(3,920)	$904

Net gains (losses) on derivatives and hedging activities	$(8,006)	$12,427	$(12,571)	$11,225

Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2010 and 2009.

				Effect of
			Net Fair	Derivatives on
	Gains/(Losses) on	Gains/(Losses) on	Value Hedge	Net Interest
(in thousands)	Derivative	Hedged Item	Ineffectiveness	Income(1)
Three months ended June 30, 2010:
Hedged item type:
Advances	$(202,448)	$196,395	$(6,053)	$(211,785)
Consolidated obligations – bonds	126,326	(128,171)	(1,845)	103,226

Total	$(76,122)	$68,224	$(7,898)	$(108,559)

Six months ended June 30, 2010:
Hedged item type:
Advances	$(188,031)	$180,281	$(7,750)	$(456,153)
Consolidated obligations – bonds	135,233	(136,134)	(901)	224,043

Total	$(52,798)	$44,147	$(8,651)	$(232,110)

				Effect of
			Net Fair	Derivatives on
	Gains/(Losses) on	Gains/(Losses) on	Value Hedge	Net Interest
(In thousands)	Derivative	Hedged Item	Ineffectiveness	Income(1)
Three months ended June 30, 2009:
Hedged item type:
Advances	$576,273	$(566,288)	$9,985	$(281,196)
Consolidated obligations – bonds	(111,558)	113,690	2,132	96,789

Total	$464,715	$(452,598)	$12,117	$(184,407)

Six months ended June 30, 2009:
Hedged item type:
Advances	$900,174	$(909,372)	$(9,198)	$(532,763)
Consolidated obligations – bonds	(181,932)	201,451	19,519	204,607

Total	$718,242	$(707,921)	$10,321	$(328,156)

Note:

(1)	Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during the three and six months ended June 30, 2010 and 2009. The losses reclassified from AOCI into income for the effective portion of the previously terminated cash flow hedges are presented in the tables below for the three and six months ended June 30, 2010 and 2009. This activity was reported in interest expense – consolidated obligation-bonds in the Bank’s Statement of Operations.

Notes to Financial Statements (continued)

Losses Reclassified from AOCI
(In thousands)	into Income
For the three months ended June 30, 2010	$(4)
For the six months ended June 30, 2010	(10)

For the three months ended June 30, 2009	$(579)
For the six months ended June 30, 2009	(693)

As of June 30, 2010, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months were not material.

Note 10 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 16 to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

The following table details interest rate payment terms for consolidated obligation bonds as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(in thousands)	2010	2009
Par value of consolidated bonds:
Fixed-rate	$36,147,928	$42,153,784
Step-up	425,000	210,000
Floating-rate	5,290,000	6,430,000
Conversion bonds:
Floating to fixed	-	15,000

Total par value	$41,862,928	$48,808,784

Bond premiums	82,362	42,114
Bond discounts	(27,822)	(27,645)
Hedging adjustments	408,311	280,615

Total book value	$42,325,779	$49,103,868

Notes to Financial Statements (continued)

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(dollars in thousands)		Weighted Average		Weighted Average
Year of Contractual Maturity	Amount	Interest Rate	Amount	Interest Rate
Due in 1 year or less	$13,887,000	1.62%	$21,165,000	1.42%
Due after 1 year through 2 years	5,833,900	2.04	8,170,700	1.89
Due after 2 years through 3 years	6,158,000	2.81	5,665,000	3.25
Due after 3 years through 4 years	3,625,400	3.55	3,402,500	3.80
Due after 4 years through 5 years	4,073,600	3.23	1,977,900	4.37
Thereafter	4,308,500	4.63	4,610,500	4.83
Index amortizing notes	3,976,528	4.66	3,817,184	5.05

Total par value	$41,862,928	2.78%	$48,808,784	2.60%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(in thousands)	2010	2009
Par value of consolidated bonds:
Noncallable	$37,288,428	$42,660,284
Callable	4,574,500	6,148,500

Total par value	$41,862,928	$48,808,784

The following table presents consolidated obligation bonds outstanding by year of contractual maturity or next call date as of June 30, 2010 and December 31, 2009.

(in thousands)	June 30,	December 31,
Year of Contractual Maturity or Next Call Date	2010	2009
Due in 1 year or less	$17,454,000	$25,917,000
Due after 1 year through 2 years	6,275,900	9,015,700
Due after 2 years through 3 years	5,223,000	4,339,000
Due after 3 years through 4 years	3,162,400	2,599,500
Due after 4 years through 5 years	3,451,100	1,245,400
Thereafter	2,320,000	1,875,000
Index amortizing notes	3,976,528	3,817,184

Total par value	$41,862,928	$48,808,784

Notes to Financial Statements (continued)

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(dollars in thousands)	2010	2009
Book value	$12,118,120	$10,208,891
Par value	12,120,916	10,210,000
Weighted average interest rate	0.19%	0.08%

Note 11 – Capital

The Bank is subject to three capital requirements under its current capital plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total capital; and (3) leverage capital. See details regarding these requirements and the Bank’s capital plan in Note 19 to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

The following table demonstrates the Bank’s compliance with these capital requirements at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$2,056,393	$4,379,158	$2,826,882	$4,415,308
Total capital-to-asset ratio	4.0%	7.2%	4.0%	6.8%
Total regulatory capital	2,425,188	4,379,340	$2,611,634	$4,415,422
Leverage ratio	5.0%	10.8%	5.0%	10.1%
Leverage capital	$3,031,485	$6,568,919	$3,264,543	$6,623,076

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. See the “Legislative and Regulatory Developments” discussion in Item 7. Management’s Discussion and Analysis in the Bank’s 2009 Annual Report filed on Form 10-K for additional information regarding the terms of the Interim Final Regulation. On June 28, 2010, the Bank received final notification from the Finance Agency that it was considered to be adequately capitalized for the quarter ended March 31, 2010. The Finance Agency expressed concerns regarding the Bank’s capital position and earnings prospects. The Finance Agency believes that the Bank’s retained earnings levels and poor quality of its private label MBS portfolio have created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2010.

Notes to Financial Statements (continued)

Capital Concentrations. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
(dollars in thousands)		Percent of		Percent of
Member	Capital Stock	Total	Capital Stock	Total
Sovereign Bank, Reading PA	$644,438	15.9	$644,438	16.0
Ally Bank, Midvale UT(1)	496,090	12.3	496,090	12.3
ING Bank, FSB, Wilmington, DE	478,637	11.8	478,637	11.9
PNC Bank, N.A., Pittsburgh, PA	442,436	10.9	442,436	11.0

Note:

(1)	For Bank membership purposes, principal place of business is Horsham, PA.

The Bank temporarily suspended excess capital stock repurchases in December 2008 on a voluntary basis; therefore, the capital stock balances for the members presented above did not decline from December 31, 2009 to June 30, 2010. In addition, the members’ borrowing activity did not require additional stock purchases during the first six months of 2010. As of June 30, 2010, members were currently required to purchase Bank stock at a rate of 4.75% of member advances outstanding, 4.0% on Acquired Member Assets (AMA) activity (Master Commitments executed on or after May 1, 2009) and 0.75% of unused borrowing capacity.

Through a notice dated May 21, 2010, the Bank informed its members that modifications to the Bank’s Capital Plan had been approved and described the general effects of the modifications. The amended Capital Plan replaces the unused borrowing capacity membership stock purchase requirement, which was calculated quarterly and when a member borrowed from the Bank, with an annual Membership Asset Value stock purchase requirement based on the member’s prior December 31 call report data. This calculation is not affected by the amount the member borrows from the Bank. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. agency securities; U.S. agency MBS; nonagency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans: home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category and the resulting Membership Asset Value is determined by summing the products of the membership asset categories and the respective factor. The Membership Asset Value capital stock requirement range is from 0.05% - 1.00%. The amended Capital Plan also introduces a new requirement on letters of credit. All members will be required to fully transition to the amended Capital Plan by the first Membership Asset Value re-calculation date of April 10, 2011. See the Amended Capital Plan filed as Exhibit 4.1.1 to the quarterly report on this Form 10-Q.

Mandatorily Redeemable Capital Stock. At June 30, 2010 and December 31, 2009, the Bank had $36.3 million and $8.3 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. No dividends were paid on mandatorily redeemable stock for the six months ended June 30, 2010 and 2009.

Notes to Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable stock during the six months ended June 30, 2010 and 2009.

	For the Six Months Ended
	June 30,
(in thousands)	2010	2009
Balance, beginning of the period	$8,256	$4,684
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to mergers	31,272	-
Due to withdrawals	-	4,178
Transfer of mandatorily redeemable capital stock to capital stock due to mergers	-	(663)
Redemption of mandatorily redeemable capital stock due to withdrawals	(3,249)	-

Balance, end of the period	$36,279	$8,199

As of June 30, 2010, the total mandatorily redeemable capital stock reflected balances for eight institutions. One institution was in receivership and one had notified the Bank to voluntarily redeem their capital stock and withdraw from membership. In addition, two other institutions were taken over by the FDIC and their charters were dissolved. One institution voluntarily dissolved its charter with the OTS. Two institutions were merged out of district and are considered nonmembers. The remaining institution was merged into a nonmember; subsequently, as of November 6, 2009, the nonmember was fully integrated into a member. The stock remains classified as mandatorily redeemable capital stock. These redemptions were not complete as of June 30, 2010. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(In thousands)	2010	2009
Due in 1 year or less	$660	$3,249
Due after 1 year through 2 years	19	30
Due after 2 years through 3 years	-	-
Due after 3 years through 4 years	4,270	93
Due after 4 years through 5 years	27,030	4,884
Thereafter	4,300	-

Total	$36,279	$8,256

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a nonmember (former member that withdrew from membership, merged into a nonmember or was otherwise acquired by a nonmember).

Notes to Financial Statements (continued)

Dividends, Retained Earnings and AOCI. At June 30, 2010, retained earnings stood at $330.7 million, representing a decrease of $58.3 million, or 15.0%, from December 31, 2009. This decrease was due to the Bank’s net loss for the first six months of 2010.

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

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the six months ended June 30, 2010 and 2009.

	Net			Net
	Unrealized	Noncredit	Noncredit	Unrealized
	Gains	OTTI Gains	OTTI Gains	Gains	Pension and
	(Losses) on	(Losses) on	(Losses) on	(Losses) on	Post
	Available-	Available-	Held-to-	Hedging	Retirement
(in thousands)	for-Sale	for-Sale	Maturity	Activities	Plans	Total
Balances as of December 31, 2008	$(14,543)	$-	$-	$(885)	$(1,877)	$(17,305)

Cumulative effect adjustments relating to the amended OTTI guidance	-	(2,842)	(253,119)	-	-	(255,961)
Net unrealized gain (loss)	(187)	472				285
Net unrealized gain on securities transferred from held-to-maturity to available for sale		(797,950)	820,385			22,435
Noncredit component of OTTI losses			(731,308)			(731,308)
Reclassification adjustment for losses included in net income relating to held-to- maturity for noncredit portion			16,083			16,083
Accretion of noncredit OTTI losses			26,842			26,842
Reclassification adjustment for losses included in net income				681		681
Pension and postretirement benefits					72	72

Balances as of June 30, 2009	$(14,730)	$(800,320)	$(121,117)	$(204)	$(1,805)	$(938,176)

Balances as of December 31, 2009	$(2,020)	$(691,503)	$-	$264	$(681)	$(693,940)

Net unrealized gains	1,108	201,983				203,091
Noncredit component of OTTI losses			(19,614)			(19,614)
Reclassification adjustment of noncredit OTTI losses included in net income		135,320				135,320

Noncredit OTTI losses and unrecognized gain transferred from held-to-maturity to available-for-sale		(19,614)	19,614			-
Reclassification adjustment for losses included in net income		118		(2)		116
Pension and postretirement benefits					27	27

Balances as of June 30, 2010	$(912)	$(373,696)	$-	$262	$(654)	$(375,000)

Notes to Financial Statements (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	June 30,	December 31,
(in thousands)	2010	2009
Investments	$380,940	$400,945
Advances	21,873,663	24,635,662
Deposits	25,603	29,617
Capital stock	2,177,554	2,139,936
MPF loans	3,918,644	3,864,494

The following table summarizes the Statement of Operations’ effects corresponding to the above related party member balances.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Interest income on investments	$2,109	$2,775	$4,255	$5,791
Interest income on advances(1)	37,659	99,117	86,212	280,770
Interest income on MPF loans	54,890	2,192	111,908	4,428
Interest expense on deposits	8	6	13	11
Note:

(1)	Interest income on advances for the three and six months ended June 30, 2010 included contractual interest income of $190.7 million and $412.1 million, net interest settlements on derivatives in fair value hedge relationships of $(147.5) million and $(318.4) million and total amortization of basis adjustments of $(5.6) million and $(7.5) million. For the three and six months ended June 30, 2009, interest income on advances included contractual interest income of $300.2 million and $662.7 million, net interest settlements on derivatives in fair value hedge relationships of $(199.7) million and $(379.5) million and total amortization of basis adjustments of $(1.4) million and $(2.4) million.

The following table includes the MPF activity of the related party members.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Total MPF loan volume purchased	$50,744	$5,920	$64,837	$11,685

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2010	2009	2010	2009
Servicing fee expense	$144	$132	$283	$262
Interest income on MPF deposits	3	1	4	2

	June 30,	December 31,
(in thousands)	2010	2009
Interest-bearing deposits maintained with FHLBank of Chicago	$9,981	$7,571

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For the three and six months ended June 30, 2010 and 2009, there was no borrowing or lending activity between the Bank and other FHLBanks.

Notes to Financial Statements (continued)

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three and six months ended June 30, 2010 and 2009, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three and six months ended June 30, 2010 and 2009.

Additional discussions regarding related party transactions including the definition of related parties can be found in Note 21 of the footnotes to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

Notes to Financial Statements (continued)

Note 13 – Estimated Fair Values

The fair value amounts, recorded on the Statement of Condition and presented in this Footnote disclosure, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2010 and December 31, 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at June 30, 2010 and December 31, 2009 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Fair Value Summary Table

	June 30, 2010		December 31, 2009

	Carrying	Estimated	Carrying	Estimated
(in thousands)	Value	Fair Value	Value	Fair Value

Assets:
Cash and due from banks	$79,925	$79,925	$1,418,743	$1,418,743
Interest-bearing deposits	9,981	9,981	7,571	7,571
Federal funds sold	4,950,000	4,949,953	3,000,000	2,999,939
Trading securities	1,286,371	1,286,371	1,286,205	1,286,205
Available-for-sale securities	2,648,348	2,648,348	2,397,303	2,397,303
Held-to-maturity securities	10,351,290	10,188,281	10,482,387	10,106,225
Advances	36,058,432	36,265,725	41,177,310	41,299,566
Mortgage loans held for portfolio, net	4,895,697	5,229,132	5,162,837	5,373,977
BOB loans	13,377	13,377	11,819	11,819
Accrued interest receivable	199,256	199,256	229,005	229,005
Derivative assets	33,105	33,105	7,662	7,662

Liabilities:
Deposits	$1,146,509	$1,146,542	$1,284,330	$1,284,393
Consolidated obligations:
Discount notes	12,118,120	12,118,352	10,208,891	10,209,195
Bonds	42,325,779	43,174,391	49,103,868	49,776,909
Mandatorily redeemable capital stock	36,279	36,279	8,256	8,256
Accrued interest payable	223,607	223,607	301,495	301,495
Derivative liabilities	719,858	719,858	623,524	623,524

Fair Value Hierarchy. The Bank records trading securities, available-for-sale securities, derivative assets and derivative liabilities at fair value. The fair value hierarchy is used to prioritize the inputs used to measure fair value for those assets and liabilities carried at fair value on the Statement of Condition. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement for the asset or liability.

Notes to Financial Statements (continued)

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

Valuation Techniques and Significant Inputs

Cash and Due from Banks. The fair value equals the carrying value.

Interest-Bearing Deposits. The fair value is determined by calculating the present value of the expected future cash flows and reducing the amount for accrued interest receivable.

Federal Funds Sold. The fair value of Federal funds sold is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for federal funds with similar terms.

Investment Securities – non-MBS. The Bank uses the income approach to determine the estimated fair value of non-MBS investment securities. The significant inputs include a market-observable interest rate curve and a discount spread, if applicable.

The following table presents (for those fair value measurements that fell in either Level 2 or Level 3) the significant inputs used to measure fair value for each class of non-MBS investment securities that are carried at fair value as of June 30, 2010.

	Interest Rate Curve	Spread Adjustment
U.S. Treasury bills	U.S. Treasury	None
TLGP investments	LIBOR Swap	(10) basis points

Investment Securities – MBS. The Bank’s valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ, but are not limited to benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities,

Notes to Financial Statements (continued)

sector groupings, and/or matrix pricing. The Bank establishes a price for each of its MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to additional validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or the use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of June 30, 2010, all of the Bank’s MBS holdings were priced using this valuation technique. The relative lack of dispersion among the vendor prices received for each of the securities supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private label residential MBS, the recurring and non-recurring fair value measurements for such securities as of June 30, 2010 fell within Level 3 of the fair value hierarchy.

Mutual Funds Offsetting Deferred Compensation and Employee Benefit Plan Obligations. Fair values for publicly traded mutual funds are based on quoted market prices.

Advances. The Bank determines the fair value by calculating the present value of expected future cash flows from the advances and excluding the amount for accrued interest receivable. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. In accordance with the Finance Agency’s regulations, advances with a maturity or repricing period greater than nine months require a prepayment fee sufficient to make the Bank financially indifferent to the borrower’s decision to prepay the advances. Therefore, the fair value of advances does not assume prepayment risk.

Mortgage Loans Held For Portfolio. The fair value is determined based on quoted market prices for similar mortgage loans, if available, or model prices. The modeled prices start with prices for new MBS issued by U.S. government-sponsored enterprises or similar new mortgage loans. Prices are then adjusted for differences in coupon, average loan rate, seasoning and cash flow remittance between the Bank’s mortgage loans and the referenced MBS or mortgage loans. The prices of the referenced MBS and the mortgage loans are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

Accrued Interest Receivable and Payable. The fair value approximates the recorded book value. Derivative accrued interest receivable and payable are excluded and are valued as described below.

Derivative Assets/Liabilities. The Bank bases the fair values of derivatives with similar terms on market prices, when available. However, market prices do not exist for many types of derivative instruments. Consequently, fair values for these instruments are estimated using standard valuation techniques such as discounted cash flow analysis and comparisons to similar instruments. Estimates developed using these methods are highly subjective and require judgment regarding significant matters such as the amount and timing of future cash flows, volatility of interest rates and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates. Because these estimates are made as of a specific point in time, they are susceptible to material near-term changes.

The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance by the derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the Bank has entered into master-netting agreements for interest-rate-exchange agreements with highly-rated institutions. In addition, the

Notes to Financial Statements (continued)

Bank has entered into bilateral security agreements with all active derivatives counterparties that provide for delivery of collateral at specified levels tied to those counterparties’ credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. The Bank has evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements.

The fair values of the Bank’s derivative assets and liabilities include accrued interest receivable/payable and cash collateral remitted to/received from counterparties. The estimated fair values of the accrued interest receivable/payable and cash collateral approximate their carrying values due to their short-term nature. The fair values of derivatives are netted by counterparty pursuant to the provisions of each of the Bank’s master netting agreements. If these netted amounts are positive, they are classified as an asset; if negative, a liability.

The discounted cash flow analysis used to determine the fair value of derivative instruments utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	LIBOR Swap Curve; and
•	Market-based expectations of future interest rate volatility implied from current market prices for similar options.

Mortgage delivery commitments:

•	TBA securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement.

BOB Loans. The fair value approximates the carrying value.

Deposits. The Bank determines the fair value by calculating the present value of expected future cash flows from the deposits and reducing this amount for accrued interest payable. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations. The Bank’s internal valuation model determines fair values of consolidated obligations bonds and discount notes by calculating the present value of expected cash flows using market-based yield curves. Due to the joint and several liability of consolidated obligations, the Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of consolidated obligations. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk. No adjustment was made during the three and six months ended June 30, 2010 and 2009, as deemed appropriate by the Bank.

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is equal to par value. Capital stock can be acquired by members only at par value and may be redeemed or repurchased at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure of the Bank.

Commitments. The fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at June 30, 2010 and December 31, 2009. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Notes to Financial Statements (continued)

Commitments to Extend Credit for Mortgage Loans. Certain mortgage loan purchase commitments are recorded as derivatives at their fair value.

Subjectivity of estimates. Estimates of the fair value of complex financial instruments using the methods described above are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions could have a material effect on the fair value estimates. These estimates are susceptible to material near term changes because they are made as of a specific point in time.

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at June 30, 2010 and December 31, 2009.

	June 30, 2010
				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$-	$1,029,769	$-	$-	$1,029,769
TLGP investments	-	250,380	-	-	250,380
Mutual funds offsetting deferred compensation	6,222	-	-	-	6,222

Total trading securities	$6,222	$1,280,149	$-	$-	$1,286,371
Available-for-sale securities:
Mutual funds partially securing employee benefit plan obligations	$1,995	$-	$-	$-	$1,995
Private label MBS:
Private label residential	-	-	2,630,821	$-	2,630,821
HELOCs	-	-	15,532	-	15,532

Total available-for-sale securities	$1,995	$-	$2,646,353	$-	$2,648,348
Derivative assets:
Interest rate related	$-	$470,380	$-	$(437,643)	$32,737
Mortgage delivery commitments	-	368	-	-	368

Total derivative assets	$-	$470,748	$-	$(437,643)	$33,105

Total assets at fair value	$8,217	$1,750,897	$2,646,353	$(437,643)	$3,967,824

Liabilities:
Derivative liabilities:
Interest rate related	$-	$1,579,077	$-	$(859,247)	$719,830
Mortgage delivery commitments	-	28	-	-	28

Total liabilities at fair value	$-	$1,579,105	$-	$(859,247)	$719,858

Notes to Financial Statements (continued)

	December 31, 2009
				Netting
(in thousands)	Level 1	Level 2	Level 3	Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$-	$1,029,499	$-	$-	$1,029,499
TLGP investments	-	250,008	-	-	250,008
Mutual funds offsetting deferred compensation	6,698	-	-	-	6,698

Total trading securities	$6,698	$1,279,507	$-	$-	$1,286,205
Available-for-sale securities:
Mutual funds partially securing employee benefit plan obligations	$1,995	$-	$-	$-	$1,995
Private label MBS:
Private label residential	-	-	2,380,973	-	2,380,973
HELOCs	-	-	14,335	-	14,335

Total available-for-sale securities	$1,995	$-	$2,395,308	$-	$2,397,303
Derivative assets	$-	$460,852	$-	$(453,190)	$7,662

Total assets at fair value	$8,693	$1,740,359	$2,395,308	$(453,190)	$3,691,170

Liabilities:
Derivative liabilities	$-	$1,571,435	$-	$(947,911)	$623,524

Total liabilities at fair value	$-	$1,571,435	$-	$(947,911)	$623,524

 Note:

(1)	Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2010 and 2009.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2009. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no transfers for the six months ended June 30, 2010 and 2009.

	Available for	Available for	Available for	Available for
	Sale Private	Sale Private	Sale Private	Sale Private
	Label MBS–	Label MBS–	Label MBS–	Label MBS–
	Residential	HELOCs	Residential	HELOCs
	Six Months	Six Months	Six Months	Six Months
	Ended June 30,	Ended June 30,	Ended June 30,	Ended June 30,
(in thousands)	2010	2010	2009	2009
Balance at beginning of period	$2,380,973	$14,335	$12,909	$6,744
Total gains (losses) (realized/unrealized):
Included in net gains (losses) on sale of available-for-sale securities	(118)	-	-	-
Included in net OTTI credit losses	(135,010)	(596)	-	-
Included in AOCI	331,733	4,388	(1,023)	1,309
Purchases, issuances, settlements	(265,951)	(2,595)	(2,074)	(1,975)
Transfer in/out Level 3	-	-	-	-
Transfer of OTTI securities, held-to-maturity to available-for-sale	319,194	-	1,237,078	-

Balance at June 30	$2,630,821	$15,532	$1,246,890	$6,078

Total amount of gains (losses) for the three and six month periods included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2010	$(135,010)	$(596)	$-	$-

In 2010, the Bank transferred seven private label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on this security are not separately reflected in the tables above. Further details, including the OTTI charges relating to this transfer and the rationale for the transfer, are presented in Note 4.

Notes to Financial Statements (continued)

Note 14 – Commitments and Contingencies

As described in Note 16 to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K, the twelve FHLBanks have joint and several liability for all the consolidated obligations issued on their behalf. Accordingly, should one or more of the FHLBanks be unable to repay its participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of such obligations, as determined or approved by the Finance Agency. The Finance Agency, in its discretion and notwithstanding any other provision, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any consolidated obligation on behalf of another FHLBank, and as of June 30, 2010 and through the filing date of this report, the Bank does not believe that it is probable that they will be asked to do so.

The FHLBanks determined it was not necessary to recognize a liability for the fair value of the FHLBanks’ joint and several liability for all of the consolidated obligations because the joint and several obligations are mandated by Finance Agency regulations and are not the result of arms-length transactions among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligations. Accordingly, the Bank has not recognized a liability for its joint and several obligation related to other FHLBanks’ consolidated obligations at June 30, 2010 and December 31, 2009. The par amounts of the FHLBanks’ consolidated obligations for which the Bank is jointly and severally liable were approximately $846.5 billion and $930.6 billion at June 30, 2010 and December 31, 2009, respectively.

Commitments that legally bind and unconditionally obligate the Bank for additional advances, including BOB loans, totaled approximately $417.3 million and $14.7 million at June 30, 2010 and December 31, 2009, respectively. Commitments can be for periods of up to twelve months. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is generally a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s DDA account. Any remaining amounts not covered by the withdrawal from the member’s DDA account are converted into a collateralized advance. The following table presents outstanding standby letters of credit as of June 30, 2010 and December 31, 2009.

	June 30,	December 31,
(in millions)	2010	2009

Outstanding notional	$7,040.0	$8,727.4
Final expiration year	2015	2014
Original terms	less than 1 month to 5 years

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $0.6 million and $1.4 million as of June 30, 2010 and December 31, 2009, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $27.3 million and $3.4 million at June 30, 2010 and December 31, 2009, respectively. Delivery

Notes to Financial Statements (continued)

commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair value.

The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of June 30, 2010, the Bank has pledged total collateral of $771.0 million, including cash of $428.0 million and securities that cannot be sold or repledged with a fair value of $343.0 million, to certain of its derivative counterparties. As of December 31, 2009, the Bank has pledged total collateral of $725.3 million, including cash of $494.7 million and securities that cannot be sold or repledged with a fair value of $230.6 million, to certain of its derivative counterparties. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty. The Bank reported $343.0 million and $230.6 million of the collateral as trading securities as of June 30, 2010 and December 31, 2009, respectively.

The Bank had committed to issue consolidated obligations totaling $169.0 million and $400.0 million at June 30, 2010 and December 31, 2009, respectively.

The Bank charged to operating expense net rental costs of approximately $522 thousand and $515 thousand for the three months ended June 30, 2010 and 2009, respectively. The Bank charged to operating expense net rental costs of approximately $1.0 million for both the six months ended June 30, 2010 and 2009. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

On September 15, 2008, Lehman filed for bankruptcy. At that time, Lehman’s subsidiary, Lehman Brothers Special Financing, Inc. (LBSF) was the Bank’s largest derivatives counterparty. Lehman was a guarantor under the Bank’s agreement with LBSF such that Lehman’s bankruptcy filing triggered an event of default. Management determined that it was in the Bank’s best interest to declare an event of default and designate September 19, 2008 as the early termination date of the Bank’s agreement with LBSF. The Bank sent a final settlement notice to LBSF and demanded return of the balance of posted Bank collateral of approximately $41.5 million.

The Bank has filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than five percent of the Bank’s capital stock as of June 30, 2010. As of June 30, 2010 the Bank maintained a $35.3 million reserve on the $41.5 million receivable noted above.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Part I. Item 2 of this Form 10-Q.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2010.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

The Bank has filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5 percent of the Bank’s capital stock as of June 30, 2010. The Bank filed this complaint on July 29, 2009 in the United States Bankruptcy Court for the Southern District of New York.

On September 23, 2009, the Bank filed two complaints in state court, the Court of Common Pleas of Allegheny County, Pennsylvania relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held approximately 6 percent of the Bank’s capital stock as of June 30, 2010 and December 31, 2009.

On October 2, 2009, the Bank filed a complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against: The McGraw-Hill Companies, Inc.; Fitch, Inc.; Moody’s Corporation; and Moody’s Investors Service, Inc., the rating agencies for certain private label MBS bonds purchased by the Bank in the aggregate original principal amount of approximately $640.0 million. The Bank’s complaint asserts claims for fraud, negligent misrepresentation and violations of Federal securities laws.

On October 13, 2009, the Bank filed a complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against: Countrywide Securities Corporation, Countrywide Home Loans, Inc., various other Countrywide related entities; Moody’s Corporation; Moody’s Investors Service, Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. in regard to five Countrywide private label MBS bonds in the aggregate original principal amount of approximately $366.0 million purchased by the Bank. The Bank’s complaint asserts claims for fraud, negligent misrepresentation and violations of state and Federal securities laws.

The defendants in each of the private label MBS lawsuits discussed above have filed motions to dismiss with the court. The Bank has filed its responses to these motions and the defendants’ responses have been filed as well. A hearing on these motions has been scheduled for August 25, 2010.

In addition, the Bank has filed a proof of claim against Lehman Brothers Holdings, Inc. and Structured Asset Securities Corp. in regard to certain private label MBS purchased by the Bank in the aggregate original principal amount of approximately $910 million.

The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank’s financial condition or results of operations.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2009 Annual Report filed on Form 10-K. Other than as noted below, management believes that there have been no material changes from the Risk Factors disclosed in the 2009 Form 10-K.

The following table presents the Moody’s and S&P ratings for the FHLBank System and each of the FHLBanks within the FHLBank System as of July 31, 2010. There were no material changes; the only change was related to the debt outlook for FHLBank of Seattle.

	Moody’s Investor Service	Standard & Poor’s
Consolidated obligation discount notes	P-1	A-1+
Consolidated obligation bonds	Aaa	AAA

	Moody’s Senior	S&P Senior Unsecured
	Unsecured Long-Term	Long-Term Debt
FHLBank	Debt Rating/Outlook	Rating/Outlook
Atlanta	Aaa/Stable	AAA/Stable
Boston	Aaa/Stable	AAA/Stable
Chicago	Aaa/Stable	AA+/Stable
Cincinnati	Aaa/Stable	AAA/Stable
Dallas	Aaa/Stable	AAA/Stable
Des Moines	Aaa/Stable	AAA/Stable
Indianapolis	Aaa/Stable	AAA/Stable
New York	Aaa/Stable	AAA/Stable
Pittsburgh	Aaa/Stable	AAA/Stable
San Francisco	Aaa/Stable	AAA/Stable
Seattle	Aaa/Stable	AA+/Negative
Topeka	Aaa/Stable	AAA/Stable

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: (Removed and Reserved)

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit 4.1.1	Federal Home Loan Bank of Pittsburgh Amended Capital Plan Effective July 1, 2010
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date:   August 9, 2010

By:  /s/ Kristina K. Williams
Kristina K. Williams
Chief Financial Officer