Form 10-Q
period 2010-09-30
Federal Home Loan Bank of Pittsburgh
filed 2010-11-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

There were 39,652,707 shares of common stock with a par value of $100 per share outstanding at October 29, 2010.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Executive Summary should be read in conjunction with the Bank’s unaudited financial statements and footnotes to the financial statements in this quarterly report filed on the Form 10-Q as well as the Bank’s 2009 Annual Report filed on Form 10-K.

Executive Summary

Overview. The Bank's financial condition and results of operation are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets.

The interest rate environment significantly impacts the Bank's profitability as net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. A portion of the Bank's advances have been hedged with interest-rate exchange agreements in which 3-month LIBOR is received. Short term interest rates also directly affect the Bank through earnings on invested capital. Finally, the Bank has a large percentage of mortgage-related assets on the balance sheet thus making it sensitive to mortgage rates. This interest rate environment impact has been negative as evidenced by the average 10-year Treasury yield declining 70 basis points in the third quarter 2010 from second quarter 2010, 3-month LIBOR decreasing 5 basis points in the same comparison and the continued low overnight Federal Funds rate. Generally, due to the Bank's cooperative structure, the Bank earns relatively narrow net spreads between yield on assets and the cost of corresponding liabilities.

The Bank expects its ability to have significant earnings on short term investments will be limited as the Federal Open Market Committee (FOMC) has indicated that they will maintain the target range for the Federal funds rate at 0.00 percent to 0.25 percent. It also anticipates that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the Federal funds rate for an extended period.

The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	3rd Quarter 2010 Average	2nd Quarter 2010 Average	3rd Quarter 2009 Average	Average Year-to-Date 2010	Average Year-to-Date 2009	3rd Quarter 2010 Ended	2nd Quarter 2010 Ended	3rd Quarter 2009 Ended

Target overnight Federal funds rate	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
3-month LIBOR(1)	0.39%	0.44%	0.41%	0.36%	0.83%	0.29%	0.53%	0.29%
2-yr U.S. Treasury	0.53%	0.86%	1.01%	0.76%	0.97%	0.43%	0.61%	0.95%
5-yr. U.S. Treasury	1.54%	2.24%	2.45%	2.06%	2.15%	1.27%	1.78%	2.32%
10-yr. U.S. Treasury	2.77%	3.47%	3.50%	3.31%	3.17%	2.51%	2.93%	3.31%
15-yr. mortgage current coupon(2)	2.75%	3.40%	3.82%	3.23%	3.80%	2.66%	3.00%	3.57%
30-yr. mortgage current coupon(2)	3.54%	4.23%	4.50%	4.05%	4.31%	3.41%	3.76%	4.26%
Notes:
(1)LIBOR - London Interbank Offered Rate
(2)Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Business spending on equipment and software has continued to rise, though less rapidly than earlier in the year. Financial institution lending continues to be weak and small businesses remain reluctant to add to payrolls due to concerns about the strength of the economic recovery. Commercial real estate activity has also been restrained by high vacancy rates, low property prices, and strained credit conditions. The financial markets have reflected this uncertainty, as both equity and fixed income markets have experienced volatility. The sovereign debt crisis in Europe sparked a flight to quality during the second quarter, as investors questioned the stability of the European Union. This trend continued into third quarter 2010.

Although housing starts hit a five-month high in September 2010, overall housing starts and existing home sales continue to run at low levels, due in part to the expiration of the U.S. tax credits offered to home buyers. This temporary program, as well as others, served to support the housing market and stabilize prices in the first half of 2010, yet concern remains due to a large inventory of distressed or vacant existing houses and by the difficulties of many builders in obtaining credit. Delinquency and foreclosure rates continue to run at high levels. Jobless claims remain high and unemployment has stalled at just under 10 percent for the last nine months. As a result, consumer confidence is lacking and many individuals were unable to take advantage of the historically low mortgage rates that have been available.

The labor market has been hit particularly hard by the recession. Private sector job growth has remained weak. It is likely that it will take a significant amount of time to restore the nearly 8.5 million jobs that were lost during the recession and unemployment is expected to remain high into at least 2011.

The Bank's members' demand for advances has continued to decline based on the factors described above. Additionally, members have deposit levels that permit them to use that funding for the loan demand that they have, which also decreases demand for Bank advances. As an example of the volatility in advance demand, during the height of the credit crisis in September 2008 when the FHLBanks continued to provide funding to its members, the Bank's advances were $72 billion. However, now that the credit crisis has eased and the members have excess deposits, the demand for advances has declined to $31.6 billion at September 30, 2010.

Results of Operations. The overall economic conditions discussed above have significantly impacted the Bank in terms of advance volume and credit losses on its private label mortgage-backed securities (MBS). Those items are discussed below along with other items which significantly impacted the Bank.

During the three months ended September 30, 2010, the Bank recorded net income of $45.1 million. For the nine months ended September 30, 2010, the Bank recorded a net loss of $13.2 million.

The third quarter and year-to-date September 2010 results were impacted by other-than-temporary impairment (OTTI) credit losses taken on the Bank's private label MBS portfolio. The Bank recorded $7.0 million and $145.3 million of OTTI credit losses during the third quarter and first nine months of 2010, respectively.

Deterioration in the mortgage market started in the subprime sector and then moved into the Alt-A sector, which includes borrowers who have characteristics of both subprime and prime borrowers. The Bank was not significantly impacted by the deterioration in the subprime market, as there was very little subprime private-label MBS in its portfolio. As the deterioration moved in into the Alt-A sector, the Bank experienced more significant OTTI credit charges. The Bank has experienced Alt-A OTTI credit charges life-to-date of $173.6 million. The majority of the Bank's private label MBS portfolio is prime. Deterioration in the investment portfolio has now moved into the prime sector. These borrowers are not only under stress from the global economic forces noted above, but some of them may also be making strategic default decisions. Strategic default occurs when borrowers who can afford to make their mortgage payments choose not to because their home value is “underwater” with respect to the mortgage loan balance outstanding. High levels of inventories of unsold properties further pressure housing prices. The Bank has experienced prime OTTI credit charges life to date of $203.0 million.

The OTTI credit losses reflect the impact of projected credit losses on loan collateral underlying certain private label MBS in the Bank's portfolio. The credit loss is the difference between the amortized cost and the present value of the estimated cash flows the Bank expects to realize on the investments over their life. The modeling of credit losses on private label MBS is relatively new to the financial industry and continues to evolve. The FHLBank System works to ensure consistency in the determination and measurement of OTTI for investment securities among the FHLBanks. All FHLBanks use the same systems and key modeling assumptions for purposes of cash flow analyses for measurement of OTTI. The creation of a System-wide OTTI Governance Committee, which is responsible for reviewing and approving key modeling assumptions, ensures consistent application of assumptions across all FHLBanks. These assumptions are for the life of the underlying loan collateral and are adjusted quarterly based on actual performance and future expectations. These assumptions include: (1) default frequency, which is based on who will default and is affected by local and national economic conditions; (2) loss severities, which reflects the expected severity of the loss incurred upon selling the home which varies by geographic location and servicer foreclosure practices; (3) changes in housing prices in varying regions of the country; and (4) prepayment assumptions on the underlying collateral.

The second quarter 2010 process resulted in more pessimistic input assumptions due to current and forecasted economic trends affecting the collateral of the private label MBS, including high unemployment, pressured housing prices, limited refinancing opportunities and the increase in current and projected future defaults. A large portion of the Bank's private label MBS portfolio is in the 2006 and 2007 vintages, which have experienced the greatest performance deterioration and price decline. The third quarter 2010 assumptions were consistent with the second quarter and there was not significant further deterioration in the performance of the underlying loan collateral on the securities. Therefore, OTTI credit losses had a less dramatic impact on the Bank's financial results.

Many factors could influence the future modeling assumptions including economic, financial market and housing conditions. In addition, the recent decision by certain financial institutions to temporarily halt foreclosures until certain legal issues surrounding the foreclosure process are resolved is another factor that may affect future assumptions and results. Certain institutions recently announced that they have restarted foreclosure proceedings. If performance of the underlying loan collateral deteriorates further and/or the Bank's modeling assumptions become more pessimistic, the Bank could experience further losses on the portfolio. At the present time, the Bank cannot estimate the future amount of any additional OTTI charges.

Net interest income was $50.6 million and $168.7 million for the third quarter and first nine months of 2010, respectively, declining from the corresponding prior year periods. These decreases were primarily due to the decline in both interest rates and volumes or size of the balance sheet. The net interest margin for the nine months ended September 30, 2010, however, did improve 3 basis points to 37 basis points, due primarily to improved funding costs versus yields earned on interest-earning assets.

Financial Condition. Advances. The Bank's advance portfolio declined 23.3 percent from December 31, 2009 to September 30, 2010. Demand for advances has decreased as members have reduced their balance sheets and experienced high levels of retail deposits relative to historical levels. Although the advance portfolio has declined, its average life has been extended as certain members have replaced their short-term advances with long-term advances; this is evidenced in the swing of short-term advance balances from year-end. At September 30, 2010, only 38.6 percent of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 47.7 percent at December 31, 2009. A large portion of these types of short-term advances have historically been rolled over upon maturity.

The ability to grow the advance portfolio may be affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership itself; (3) member reaction to the Bank's voluntary decision to temporarily suspend dividend payments and excess capital stock repurchases; (4) the Bank's liquidity position and how management chooses to fund the Bank; (5) current, as well as future, credit market conditions; (6) housing market trends; and (7) the shape of the yield curve. In the current market environment, the Bank believes that there may be an increased probability of extensions in maturities of members' advances as well as higher levels of advance prepayment activity.

During the first nine months of 2010, 127 Federal Deposit Insurance Corporation (FDIC)-insured institutions have failed, None of the FHLBanks have incurred any losses on advances outstanding to these institutions. Additionally, none of the failed institutions during 2010 was a member of the Bank.

Investments. At September 30, 2010, the Bank held $18.3 billion of total investment securities, including trading, available-for-sale and held-to-maturity securities as well as interest-bearing deposits and Federal funds sold. This total included $4.9 billion of private label MBS, of which $2.2 billion was "investment grade" and $2.7 billion was "below investment grade." The majority of the deterioration between "investment grade" and "below investment grade" occurred in the first nine months of 2009. However, since then there has been stabilization between "investment grade" and "below investment grade." There has been continued deterioration in the below investment grade category area; specifically, there has been a significant increase in bonds being downgraded from CCC to CC. On a positive note, the Bank has continued to see some improvement in the fair value, or price, of its private label MBS portfolio since the low point at the end of 2008. However, prices can appreciate or depreciate for many reasons; the Bank is unable to predict where prices on these investments may go in the future. The overall balance of the par value of the private label MBS continues to decline, primarily due to paydowns.

Consolidated Obligations of the FHLBanks. The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. During the first quarter of 2010, the Bank experienced an increase in its cost of funds, with rates hitting a peak at the end of March. This increase occurred in conjunction with the announcement from Fannie Mae and Freddie Mac of plans to purchase 120 days plus delinquent mortgage loans, which would require both to issue additional debt to raise funds for these purchases. Following the spike, debt costs were relatively stable until late May, when costs fell due to the impact of the European debt crisis and investors' desire for more stable, high-quality investments.

FHLBank System outstanding debt balances continued to contract during the third quarter of 2010, although month-over-month, the pace of decline slowed. Consolidated obligations outstanding fell slightly more than $40 billion during third quarter 2010, driven by a decline of approximately $43 billion in consolidated obligation bonds, partially offset by an increase of approximately $3 billion in consolidated discount notes. The decline in consolidated bonds outstanding may be attributed in part to significant consolidated bond redemptions during the third quarter of 2010; consolidated bond maturities were $56 billion and consolidated bond calls were $103 billion during the current quarter.

The Bank's total consolidated obligations declined $10.7 billion, or 18.0 percent, since year-end 2009. Discount notes increased $2.0 billion, or 20.0 percent, from December 31, 2009 to September 30, 2010 and accounted for 25.2 percent and 17.2 percent of the Bank's total consolidated obligations at September 30, 2010 and December 31, 2009, respectively. Total bonds decreased $12.7 billion, or 25.9 percent, from December 31, 2009 to September 30, 2010, and comprised a smaller percentage of the total debt portfolio, decreasing from 82.8 percent at December 31, 2009 to 74.8 percent at September 30, 2010.

Capital Position and Regulatory Requirements. Retained earnings at September 30, 2010 were $375.8 million, down $13.2 million from year-end 2009 due to the year-to-date 2010 net loss. Accumulated other comprehensive income (loss) (AOCI) related to the noncredit portion of OTTI losses on available-for-sale securities improved from $(691.5) million at December 31, 2009 to $(257.4) million at September 30, 2010 due to paydowns in the private label MBS portfolio, certain OTTI noncredit losses being reclassified as credit losses, and price appreciation.

In November 2008, the Bank experienced a significant increase in its risk-based capital (RBC) requirements due to deterioration in the market values of the Bank's private label MBS. The Bank was narrowly in compliance with its RBC requirement. As a result, the Bank submitted an initial Capital Stabilization Plan (CSP) to the Finance Agency on February 27, 2009. This plan has been accepted by the Finance Agency and the Bank was deemed "adequately capitalized" as of June 30, 2010. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. The Finance Agency continues to monitor the Bank's capital adequacy. As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2010. The Bank exceeded its risk-based, total and leverage capital requirements at September 30, 2010.

Effective July 1, 2010, changes to the Bank's Capital Plan were implemented. The amended Capital Plan replaced the unused borrowing capacity membership stock purchase requirement with an annual Membership Asset Value (MAV) stock purchase requirement. This calculation is not affected by the amount the member borrows from the Bank. All members will be required to fully transition to the amended Capital Plan by the first MAV re-calculation date of April 10, 2011.

Beginning in first quarter 2010, the Bank began measuring capital adequacy with a key risk indicator - Market Value of Equity to Par Value of Common Stock (MV/CS). This metric provides a current assessment of the fair value of the Bank's assets less liabilities on a liquidation basis compared to the par value of the capital stock. The term liquidation basis is used because this calculation assumes no intangibles or going-concern value. An initial floor of 85 percent was established by the Board of Directors, representing the estimated level from which the MV/CS would recover to par through the retention of earnings over the 5-year redemption period of the Bank's capital stock. When MV/CS is below the established floor, excess capital repurchases and dividend payouts are required to be restricted.

Because the MV/CS ratio was above 85 percent at September 30, 2010, the Bank performed additional analysis of the adequacy of retained earnings taking into consideration the impact of excess capital stock repurchases and/or dividend payouts. As a result of this analysis, the Bank repurchased approximately $200 million in excess capital stock on October 29, 2010. The amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding through October 28, 2010. Decisions regarding any future repurchases of excess capital stock will be made on a quarterly basis. The Bank will continue to monitor the condition of its private label MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

Dividend. On December 23, 2008, the Bank announced its voluntary decision to temporarily suspend payment of dividends until further notice. Therefore, there were no dividends declared or paid in 2009 or in the first nine months of 2010. Retained earnings were $375.8 million as of September 30, 2010, compared to $389.0 million at December 31, 2009.

Financial Highlights

The Statement of Operations data for the three and nine months ended September 30, 2010 and the Condensed Statement of Condition data as of September 30, 2010 are unaudited and were derived from the financial statements included in the quarterly report filed on this Form 10-Q. The Statement of Operations and Condensed Statement of Condition data for all other interim quarterly periods, as well as the Statement of Operations data for the nine months ended September 30, 2009, is unaudited and was derived from the applicable quarterly reports filed on Form 10-Q. The Condensed Statement of Condition data as of December 31, 2009 was derived from the audited financial statements in the Bank's 2009 Annual Report filed on Form 10-K. The Statement of Operations data for the three months ended December 31, 2009 is unaudited and was derived from the Bank's 2009 Annual Report filed on Form 10-K.
Statement of Operations

	For the Three Months Ended
(in millions, except per share data)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Net interest income before provision (benefit) for credit losses	$50.6	$59.1	$59.0	$64.2	$67.5
Provision (benefit) for credit losses	(1.3)	(1.3)	(0.1)	(5.5)	1.4
Other income (loss):
Net OTTI losses(1)	(7.0)	(110.7)	(27.6)	(65.4)	(93.3)
Net gains (losses) on derivatives and hedging activities	4.9	(8.0)	(4.6)	5.3	(4.5)
Net realized gains (losses) on available- for-sale securities	8.4	(0.1)	—	(2.2)	—
Net realized gains on held-to-maturity securities	—	—	—	1.8	—
All other income	2.7	1.8	2.7	2.9	4.5
Total other income (loss)	9.0	(117.0)	(29.5)	(57.6)	(93.3)
Other expense	15.8	15.1	16.2	17.6	16.2
Income (loss) before assessments	45.1	(71.7)	13.4	(5.5)	(43.4)
Assessments (2)	—	(3.5)	3.5	—	(3.0)
Net income (loss)	$45.1	$(68.2)	$9.9	$(5.5)	$(40.4)
Earnings (loss) per share(3)	$1.11	$(1.70)	$0.25	$(0.14)	$(1.01)

Dividends(4)	—	—	—	—	—
Return on average equity	4.39%	(7.01)%	1.07%	(0.61)%	(4.39)%
Return on average assets	0.31%	(0.45)%	0.06%	(0.03)%	(0.23)%
Net interest margin(5)	0.35%	0.39%	0.37%	0.38%	0.38%
Regulatory capital ratio (6)	8.27%	7.22%	7.57%	6.76%	6.64%
Total capital ratio (at period-end)(7)	7.73%	6.54%	6.54%	5.69%	5.36%
Total average equity to average assets	7.01%	6.38%	5.88%	5.45%	5.17%
Notes:
(1)Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2)Includes REFCORP and Affordable Housing Programs (AHP) assessments
(3) Earnings (loss) per share calculated based on net income (loss).
(4)The Bank has temporarily suspended dividend payments, effective December 2008.
(5)Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.
(6)Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, retained earnings and allowance for loan losses as a percentage of total assets at period-end.
(7)Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss), in total at period-end, as a percentage of total assets at period-end.

	For the Nine Months Ended
(in millions, except per share data)	September 30, 2010	September 30, 2009
Net interest income before provision (benefit) for credit losses	$168.7	$199.8
Provision (benefit) for credit losses	(2.7)	2.9
Other income (loss):
Net OTTI losses(1)	(145.3)	(163.1)
Net gains (losses) on derivatives and hedging activities	(7.7)	6.7
Net realized gains on available-for-sale securities	8.3	—
Contingency reserve	—	(35.3)
All other income	7.2	9.6
Total other losses	(137.5)	(182.1)
Other expense	47.1	46.7
Income (loss) before assessments	(13.2)	(31.9)
Assessments (2)	—	-
Net loss	$(13.2)	$(31.9)
Loss per share(3)	$(0.33)	$(0.80)

Dividends(4)	—	—
Return on average equity	(0.45)%	(1.09)%
Return on average assets	(0.03)%	(0.05)%
Net interest margin(5)	0.37%	0.34%
Regulatory capital ratio(6)	8.27%	6.64%
Total capital ratio (at period-end)(7)	7.73%	5.36%
Total average equity to average assets	6.41%	4.92%
Notes:
(1)Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2)Includes REFCORP and AHP assessments
(3)Earnings (loss) per share calculated based on net income (loss).
(4)The Bank has temporarily suspended dividend payments, effective December 2008.
(5)Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.
(6)Regulatory capital ratio is the total of period-end capital stock, mandatorily redeemable capital stock, retained earnings and allowance for loan losses as a percentage of total assets at period-end.
(7)Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss), in total at period-end, as a percentage of total assets at period-end.

Condensed Statement of Condition

(in millions)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
Cash and due from banks	$161.5	$79.9	$251.6	$1,418.8	$373.3
Investments(1)	18,298.7	19,246.0	16,241.0	17,173.5	19,039.9
Advances	31,594.9	36,058.4	36,823.8	41,177.3	41,363.4
Mortgage loans held for portfolio, net(2)	4,740.8	4,895.7	4,991.2	5,162.8	5,339.1
Prepaid REFCORP assessment	39.6	39.6	37.2	39.6	39.6
Total assets	55,139.5	60,629.7	58,656.0	65,290.9	66,510.5
Consolidated obligations, net:
Discount notes	12,251.9	12,118.1	9,990.4	10,208.9	11,462.5
Bonds	36,401.2	42,325.8	42,477.1	49,103.9	49,022.3
Total consolidated obligations, net(3)	48,653.1	54,443.9	52,467.5	59,312.8	60,484.8
Deposits and other borrowings	1,164.3	1,146.5	1,418.4	1,284.3	1,023.8
Mandatorily redeemable capital stock	36.0	36.3	8.3	8.3	8.2
AHP payable	15.1	17.2	22.1	24.5	28.0
REFCORP payable	-	-	-	-	-
Capital stock - putable	4,146.8	4,012.2	4,035.1	4,018.0	4,013.1
Retained earnings	375.8	330.7	398.9	389.0	394.5
AOCI	(258.9)	(375.0)	(596.0)	(693.9)	(845.2)
Total capital	4,263.7	3,967.9	3,838.0	3,713.1	3,562.4
Notes:
(1)Includes trading, available-for-sale and held-to-maturity investment securities, Federal funds sold, and interest-bearing deposits. None of these securities were purchased under agreements to resell.
(2)Includes allowance for loan losses of $3.2 million, $2.9 million, $2.9 million, $2.7 million, and $7.5 million at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively.
(3)Aggregate FHLBank System-wide consolidated obligations (at par) were $806.0 billion, $846.5 billion, $870.9 billion, $930.6 billion, and $1.0 trillion at September 30, 2010, June 30, 2010, March 31, 2010, December 31, 2009 and September 30, 2009, respectively.

Core Earnings. Because of the nature of (1) OTTI charges, (2) the gains (losses) on sales of OTTI securities and (3) the contingency reserve and gains on derivatives and hedging activities resulting from the Lehman-related activities as described below, the Bank believes that adjusting net income for these items and evaluating results as adjusted (which the Bank defines as "core earnings") is important in order to understand how the Bank is performing with respect to its primary business operations and to provide meaningful comparisons to prior periods. Core earnings are considered to be a non-GAAP measurement. Results based on this definition of core earnings are presented below.

On September 15, 2008, Lehman Brothers Holding, Inc. (Lehman) filed for bankruptcy. At that time, Lehman's subsidiary, Lehman Brothers Special Financing, Inc. (LBSF) was the Bank's largest derivatives counterparty. Lehman was a guarantor under the Bank's agreement with LBSF such that Lehman's bankruptcy filing triggered an event of default. Management determined that it was in the Bank's best interest to declare an event of default and designate September 19, 2008 as the early termination date of the Bank's agreement with LBSF. The Bank sent a final settlement notice to LBSF and demanded return of the balance of posted Bank collateral of approximately $41.5 million.

The Bank has filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than five percent of the Bank's capital stock as of September 30, 2010. As of September 30, 2010 the Bank maintained a $35.3 million reserve, established in the first quarter of 2009, on the $41.5 million receivable noted above.

See Item 3. Legal Proceedings in the Bank's 2009 Annual Report filed on Form 10-K and Part II. Item 1 of this quarterly report on Form 10-Q for additional information concerning the proceedings discussed above.

Statement of Operations
Reconciliation of GAAP Earnings to Non-GAAP Core Earnings

	For the Three Months Ended September 30, 2010
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Core Earnings
Net interest income before benefit for credit losses	$50.6	$—	$50.6
Benefit for credit losses	(1.3)	—	(1.3)
Other income (loss):
Net OTTI losses	(7.0)	7.0	—
Net gains on derivatives and hedging activities	4.9	—	4.9
Net realized gains on available-for-sale securities	8.4	(8.4)	—
All other income	2.7	—	2.7
Total other income (loss)	9.0	(1.4)	7.6
Other expense	15.8	—	15.8
Income (loss) before assessments	45.1	(1.4)	43.7
Assessments (1)	—	11.6	11.6
Net income (loss)	$45.1	$(13.0)	$32.1
Earnings (loss) per share	$1.11	$(0.32)	$0.79

Return on average equity	4.39%	(1.26)%	3.13%
Return on average assets	0.31%	(0.09)%	0.22%

	For the Three Months Ended September 30, 2009
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Core Earnings
Net interest income before provision for credit losses	$67.5	$—	$67.5
Provision for credit losses	1.4	—	1.4
Other income (loss):
Net OTTI losses	(93.3)	93.3	—
Net losses on derivatives and hedging activities	(4.5)	—	(4.5)
All other income	4.5	—	4.5
Total other income (loss)	(93.3)	93.3	—
Other expense	16.2	—	16.2
Income before assessments	(43.4)	93.3	49.9
Assessments (1)	(3.0)	16.2	13.2
Net income (loss)	$(40.4)	$77.1	$36.7
Earnings (loss) per share	$(1.01)	$1.93	$0.92

Return on average equity	(4.39)%	8.38%	3.99%
Return on average assets	(0.23)%	0.44%	0.21%

	For the Nine Months Ended September 30, 2010
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Core Earnings
Net interest income before benefit for credit losses	$168.7	$—	$168.7
Benefit for credit losses	(2.7)	—	(2.7)
Other income (loss):
Net OTTI losses	(145.3)	145.3	—
Net losses on derivatives and hedging activities	(7.7)	—	(7.7)
Net realized gains on available-for-sale securities	8.3	(8.3)	—
All other income	7.2	—	7.2
Total other income (loss)	(137.5)	137.0	(0.5)
Other expense	47.1	—	47.1
Income (loss) before assessments	(13.2)	137.0	123.8
Assessments(1)	—	32.8	32.8
Net income (loss)	$(13.2)	$104.2	$91.0
Earnings (loss) per share	$(0.33)	$2.59	$2.26

Return on average equity	(0.45)%	3.56%	3.11%
Return on average assets	(0.03)%	0.23%	0.20%

	For the Nine Months Ended September 30, 2009
(in millions)	GAAP Earnings	Lehman Impact	Private Label MBS-OTTI Activity	Non-GAAP Core Earnings
Net interest income before provision for credit losses	$199.8	$—	$—	$199.8
Provision for credit losses	2.9	—	—	2.9
Other income (loss):
Net OTTI losses	(163.1)	—	163.1	—
Net gains on derivatives and hedging activities	6.7	—	—	6.7
Contingency reserve	(35.3)	35.3	—	—
All other income	9.6	—	—	9.6
Total other income (loss)	(182.1)	35.3	163.1	16.3
Other expense	46.7	—	—	46.7
Income before assessments	(31.9)	35.3	163.1	166.5
Assessments (1)	—	7.8	36.3	44.1
Net income	$(31.9)	$27.5	$126.8	$122.4
Earnings (loss) per share	$(0.80)	$0.69	$3.17	$3.06

Return on average equity	(1.09)%	0.94%	4.35%	4.20%
Return on average assets	(0.05)%	0.05%	0.21%	0.21%
Note:
(1) Assessments (including REFCORP and AHP assessments) on the Lehman impact, OTTI charges and realized gains on OTTI available-for-sale securities were prorated based on the required adjusted earnings assessment expense to take into account the impact of the three and nine months ended September 30, 2010 and 2009 GAAP net losses.

For further information regarding the Lehman-related transactions, see the “Current Financial and Mortgage Market Events and Trends” discussion in Earnings Performance in Item 7. Management's Discussion and Analysis in the Bank's 2009 Annual Report filed on Form 10-K. For additional information on OTTI, see Critical Accounting Policies and Risk Management, both in

Item 7. Management's Discussion and Analysis, and Note 8 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, all in the Bank's 2009 Annual Report filed on Form 10-K.

Forward-Looking Information

Statements contained in the quarterly report on this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly OTTI process; changes in the Bank's capital structure; changes in the Bank's capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances' prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank's ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; and timing and volume of market activity. This Management's Discussion and Analysis should be read in conjunction with the Bank's unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of the quarterly report filed on this Form 10-Q, as well as Risk Factors in Item 1A of the Bank's 2009 Annual Report filed on Form 10-K.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009. This discussion should be read in conjunction with the unaudited interim financial statements and notes included in this quarterly report filed on the Form 10-Q as well as the audited financial statements and analysis for the year ended December 31, 2009, included in the Bank's 2009 Annual Report filed on Form 10-K.

Summary of Financial Results

Net Income and Return on Equity. For the third quarter of 2010, the Bank recorded net income of $45.1 million, compared to a net loss of $40.4 million in third quarter 2009. This improvement in results was driven by lower OTTI credit losses on the Bank's private label MBS portfolio. OTTI credit losses were $7.0 million for third quarter 2010, compared to $93.3 million for third quarter 2009. For the nine months ended September 30, 2010, the Bank recorded a net loss of $13.2 million, compared to a net loss of $31.9 million for the same prior year period primarily due to lower net OTTI credit losses year-over-year. Details of the Statement of Operations, including the impact of net interest income and derivatives and hedging activities on the results of operations, are presented more fully below.

Core Earnings. As presented above, core earnings for the three and nine months ended September 30, 2010 and 2009 exclude the impact of the LBSF contingency reserve, OTTI charges, gains (losses) on sales of OTTI securities and related assessments, as applicable. For third quarter 2010, the Bank's core earnings totaled $32.1 million, a decrease of $4.6 million over third quarter 2009 core earnings. This decrease was driven by lower net interest income in the current quarter. The Bank's return on average equity on core earnings was 3.13 percent in third quarter 2010, compared to 3.99 percent in third quarter 2009.

For the nine months ended September 30, 2010, the Bank's core earnings totaled $91.0 million, a decrease of $31.4 million over the same prior year core earnings. This decline was driven primarily by lower net interest income due to declining interest rates and lower volume of interest-earning assets as well as losses on derivatives and hedging activities in the current period. The Bank's return on average equity on core earnings was 3.11 percent for year-to-date September 2010, compared to 4.20 percent for year-to-date September 2009.

Net Interest Income

The following table summarizes the rate of interest income or interest expense, the average balance for each of the primary balance sheet classifications and the net interest margin for the three and nine months ended September 30, 2010 and 2009.

Average Balances and Interest Yields/Rates Paid

	Three Months Ended September 30,
	2010			2009
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets
Federal funds sold (1)	$4,467.3	$2.0	0.18%	$5,714.0	$1.8	0.13%
Interest-bearing deposits (2)	451.5	0.2	0.19%	671.5	0.3	0.17%
Investment securities (3)	14,022.5	96.4	2.73%	16,289.4	128.0	3.12%
Advances(4)	33,891.9	86.5	1.01%	42,501.9	115.8	1.08%
Mortgage loans held for portfolio(5)	4,835.0	60.2	4.94%	5,471.2	67.6	4.90%
Total interest-earning assets	57,668.2	245.3	1.69%	70,648.0	313.5	1.76%
Allowance for credit losses	(10.3)			(16.0)
Other assets(5)(6)	496.5			(127.3)
Total assets	$58,154.4			$70,504.7
Liabilities and capital
Deposits (2)	$1,263.7	$0.3	0.08%	$1,799.0	$0.3	0.07%
Consolidated obligation discount notes	12,239.5	5.9	0.19%	11,814.8	5.3	0.18%
Consolidated obligation bonds(7)	38,722.1	188.5	1.93%	51,393.0	240.3	1.86%
Other borrowings	35.7	—	0.14%	8.2	0.1	0.77%
Total interest-bearing liabilities	52,261.0	194.7	1.48%	65,015.0	246.0	1.50%
Other liabilities	1,819.0			1,842.7
Total capital	4,074.4			3,647.0
Total liabilities and capital	$58,154.4			$70,504.7
Net interest spread			0.21%			0.26%
Impact of noninterest-bearing funds			0.14%			0.12%
Net interest income/net interest margin		$50.6	0.35%		$67.5	0.38%
Notes:
(1)The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(2)Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which are reflected in the Statement of Condition as derivative assets/liabilities.
(3)Investment securities include trading, available-for-sale and held-to-maturity securities. The average balances of available-for-sale and held-to-maturity securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.5 billion and $1.7 billion in 2010 and 2009, respectively.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $421.7 million and $385.2 million in 2010 and 2009, respectively.

Net interest income declined quarter-over-quarter primarily due to the decline in interest rates. The overall yield on interest-earning assets declined more than the overall cost of funds, resulting in a compression of net interest spread and lower net interest income. In addition, average interest-earning assets declined 18.4 percent driven primarily by the lower demand for advances. Demand for advances has decreased as members have reduced their balance sheets and experienced high levels of retail deposits relative to historical levels. The Bank also experienced a reduction in its level of higher-yield MBS and mortgage loans due primarily to paydowns. Additional details and analysis regarding the shift in the mix of these categories is included in the “Rate/Volume Analysis” discussion below.

The net interest margin declined compared to the prior year quarter as yields on interest-earning assets declined more than the cost of funds.

	Nine Months Ended September 30,
	2010			2009
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets
Federal funds sold (1)	$4,670.2	$5.3	0.15%	$1,968.3	$1.9	0.13%
Interest-bearing deposits(2)	466.1	0.6	0.17%	6,087.1	11.1	0.24%
Investment securities (3)	13,807.4	303.9	2.94%	15,856.4	424.7	3.58%
Advances(4)	37,025.4	240.8	0.87%	49,350.6	527.4	1.43%
Mortgage loans held for portfolio(5)	4,949.5	186.2	5.03%	5,779.9	214.8	4.97%
Total interest-earning assets	60,918.6	736.8	1.62%	79,042.3	1,179.9	2.00%
Allowance for credit losses	(11.4)			(15.1)
Other assets(5)(6)	155.3			227.4
Total assets	$61,062.5			$79,254.6
Liabilities and capital
Deposits (2)	$1,283.2	$0.7	0.07%	$1,792.4	$1.1	0.08%
Consolidated obligation discount notes	11,258.4	13.6	0.16%	15,158.5	38.9	0.34%
Consolidated obligation bonds(7)	42,909.2	553.8	1.73%	56,288.4	940.0	2.23%
Other borrowings	30.4	—	0.23%	7.6	0.1	0.88%
Total interest-bearing liabilities	55,481.2	568.1	1.37%	73,246.9	980.1	1.79%
Other liabilities	1,668.0			2,111.8
Total capital	3,913.3			3,895.9
Total liabilities and capital	$61,062.5			$79,254.6
Net interest spread			0.25%			0.21%
Impact of noninterest-bearing funds			0.12%			0.13%
Net interest income/net interest margin		$168.7	0.37%		$199.8	0.34%
Notes:
(1)The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(2)Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which are reflected in the Statement of Condition as derivative assets/liabilities.
(3)Investment securities include trading, available-for-sale and held-to-maturity securities. The average balances of available-for-sale and held-to-maturity securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.4 billion and $1.9 billion in 2010 and 2009, respectively.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $338.4 million and $450.7 million in 2010 and 2009, respectively.

Net interest income declined $31.1 million year-over-year due to both the decline in interest rates as well as the decrease in interest-earning assets. Average interest-earning assets declined 22.9 percent driven primarily by the lower demand for advances. Interest-bearing deposits decreased year-over-year primarily due to a shift into investments in Federal funds sold. The higher interest-bearing deposit balance in 2009 was due to the Bank's shift in balances from Federal funds sold into higher-yielding interest-bearing Federal Reserve Bank (FRB) accounts. However, beginning in July 2009, the FRB stopped paying interest on the excess balances it held on the Bank's behalf; consequently, the Bank shifted its investments back to Federal funds sold. Additional details and analysis regarding the shift in the mix of these categories is included in the “Rate/Volume Analysis” discussion below.

The net interest margin improved year-over-year as the yield on interest-earning assets declined less than the cost of funds.

Average Advances Portfolio Detail

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Product	2010	2009	2010	2009
Repo	$12,913.3	$19,927.2	$16,108.4	$23,914.8
Term Loans	13,255.8	12,978.8	13,001.9	13,677.3
Convertible Select	5,994.0	7,173.9	6,306.6	7,290.7
Hedge Select	50.0	120.4	50.0	127.7
Returnable	22.0	612.3	25.5	2,352.1
Total par value	$32,235.1	$40,812.6	$35,492.4	$47,362.6

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2010 and 2009.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	Three Months Ended September 30			Nine Months Ended September 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(0.5)	$0.7	$0.2	$3.0	$0.4	$3.4
Interest-bearing deposits	(0.1)	—	(0.1)	(7.9)	(2.6)	(10.5)
Investment securities	(16.7)	(14.9)	(31.6)	(50.8)	(70.0)	(120.8)
Advances	(22.3)	(7.0)	(29.3)	(111.6)	(175.0)	(286.6)
Mortgage loans held for portfolio	(7.9)	0.5	(7.4)	(31.2)	2.6	(28.6)
Total interest-earning assets	$(47.5)	$(20.7)	$(68.2)	$(198.5)	$(244.6)	$(443.1)

Interest-bearing deposits	$(0.1)	$0.1	$—	$(0.3)	$(0.1)	$(0.4)
Consolidated obligation discount notes	0.2	0.4	0.6	(8.3)	(17.0)	(25.3)
Consolidated obligation bonds	(61.3)	9.5	(51.8)	(197.5)	(188.7)	(386.2)
Other borrowings	—	(0.1)	(0.1)	0.1	(0.2)	(0.1)
Total interest-bearing liabilities	$(61.2)	$9.9	$(51.3)	$(206.0)	$(206.0)	$(412.0)

Total increase (decrease) in net interest income	$13.7	$(30.6)	$(16.9)	$7.5	$(38.6)	$(31.1)

The average balance sheet has shrunk considerably in both the quarter-over-quarter and year-over-year comparisons. Interest income and interest expense have likewise decreased in the comparisons driven by both rate and volume declines.

Quarter-over-quarter, the decline in interest income was primarily volume-driven related to the advances portfolio and the investment securities portfolio. The mortgage loans held for portfolio experienced a slight increase in rate-related interest income, due to an uptick in yields, although overall still reported a decrease in interest income due to lower volume. Year-over-year, the decline in interest income was primarily rate-driven, as a result of declines in rates on the advances and investment portfolios. The decline in interest expense quarter-over-quarter was volume driven related to consolidated obligation bonds. In the year-over-year comparison the decline in interest expense was equally due to volume and rates, primarily on consolidated obligation bonds.

For third quarter 2010, average Federal funds sold balances decreased from the prior year quarter. Related interest income on Federal funds sold increased due to the higher average yield in the current quarter more than offsetting the lower volumes. For third quarter 2010, average interest-bearing deposits decreased while related interest income on interest-bearing deposits also decreased due to the lower balances which offset the slight increase in yield.

For the nine months ended September 30, 2010, average Federal funds sold balances increased from the same prior year period. For the first half of 2009, the Bank utilized an interest-bearing deposit account with the FRBs due to favorable rates paid on these balances. These balances were reinvested in Federal funds sold once the FRBs stopped paying interest on these deposits in July 2009. For year-to-date September 2010, average interest-bearing deposit balances decreased primarily due to the shift to Federal funds sold noted above for the first half of 2009.

The investment securities portfolio includes trading, available-for-sale and held-to-maturity securities. The decrease in investments quarter-over-quarter and year-over-year was due to declining certificates of deposit balances and run-off of the MBS portfolio as well as credit-related OTTI recorded on certain private label MBS. The decrease in interest income in both comparisons was driven by both rate and volume.The Bank has not purchased any private label MBS since late 2007, purchasing only agency and GSE MBS since 2008, including $1.7 billion in the first nine months of 2010.

The average advances portfolio decreased from third quarter 2009 to third quarter 2010. This decline in volume, along with a smaller decline in the yield, caused the decrease in interest income quarter-over-quarter. For the nine months ended September 30, 2010, the average advances portfolio decreased from the same prior year period. This decline in volume, coupled with a decrease in the yield, resulted in a significant decline in interest income year-over-year.

Advance demand began to decline in the fourth quarter of 2008, continued through 2009 and into the first nine months of 2010, as members grew core deposits and gained access to additional liquidity from the Federal Reserve and other government programs that initially became available in the second half of 2008. These programs ended in first quarter 2010. The interest income on this portfolio, particularly in the year-over-year comparison, was significantly impacted by the decline in short-term rates. Average 3-month LIBOR declined 2 basis points and 47 basis points in the quarter-over-quarter and year-over-year comparisons, respectively.

As presented in the Average Advances Portfolio Detail table, the decrease in average balances for the Repo product reflected the impact of members' high level of retail deposits as well as members' reactions to the Bank's increased pricing of short-term advance products. In addition to raising core deposits, members have also reduced the size of their balance sheets during the credit crisis. In addition, many of the Bank's members may have reacted to the Bank's temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank's advance products. The current recession has reduced the Bank's members' need for funding from the Bank as well. While balances in all advance products declined, the majority of the decline was driven by decreases in average advances in the Repo product related to the Bank's larger borrowers, with five banks reducing their total average advances outstanding by $8.8 billion year-over-year. The decline in Returnable product balances was due to one of the Bank's largest borrowers exercising their option to return their advances.

The mortgage loans held for portfolio balance declined from third quarter 2009 to third quarter 2010 as well as in the year-over-year comparison. In both comparisons, the related interest income on the portfolio declined. The decrease in the portfolio balance for both comparisons was due to the continued runoff of the existing portfolio, which more than offset new portfolio activity. The decrease in interest income was due to the lower average portfolio balances more than offsetting the yield increase. The yield increase in both comparisons was impacted by lower amortization of basis adjustments in 2010 compared to 2009, as seen in the “Net Interest Income Derivative Effects” table below.

Mortgage loans contributed approximately 25.3 percent and 18.2 percent of total interest income for the first nine months of 2010 and 2009, respectively. While interest income on mortgage loans dropped 13.3 percent in the year-over-year comparison, the Bank's total interest income decreased 37.6 percent. Total interest income decreased more rapidly than interest income on mortgage loans held for portfolio because the higher-yielding mortgage loan portfolio comprised a larger percentage of the balance sheet in the first nine months of 2010 than it did in the first nine months of 2009.

The consolidated obligations portfolio balance decreased from third quarter 2009 to third quarter 2010. A decrease in bonds drove the decline. Interest expense on discount notes increased from the prior year quarter, partially attributable to the volume increase and partially due to the slight increase in rates paid quarter-over-quarter. Interest expense on bonds decreased from third quarter 2009 to third quarter 2010. The large decline in volume more than offset an increase in rates paid on bonds.

For the nine months ended September 30, 2010, the consolidated obligations portfolio balance decreased from the same prior year period. The decline in discount notes was consistent with the decline in short-term advance demand from members during the same period as previously discussed. Interest expense on discount notes decreased from prior year-to-date September. The decrease was driven primarily by a decline in rates paid year-over-year as well as volume decline. The decline in rates paid was consistent with the general decline in short-term rates. Interest expense on bonds decreased year-over-year, due in part to the decrease in rates paid on bonds, as well as the volume decline.

A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the quarterly rates paid in the “Net Interest Income Derivatives Effects” discussion below.

Market conditions continued to impact spreads on the Bank's consolidated obligations. Bond spreads were volatile in the beginning of 2009 and the Bank experienced some obstacles in attempting to issue longer-term debt as investors had been reluctant to buy longer-term GSE obligations. However, investor demand for shorter-term GSE debt grew stronger during 2009 and the Bank has continued to be able to issue discount notes and term bonds at attractive rates as needed into 2010. As a result of the European debt crisis, investors have had more interest in GSE debt, which has aided the Bank in obtaining favorable rates on debt issuance.

For additional information, see the “Liquidity and Funding Risk” discussion in Risk Management in this Item 2. Management's Discussion and Analysis in this quarterly report filed on the Form 10-Q.

Net Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for the three and nine months ended September 30, 2010 and 2009. Derivative and hedging activities are discussed below.

Three Months Ended September 30, 2010 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$33,891.9	$86.5	1.01%	$276.5	3.24%	$(190.0)	(2.23)%
Mortgage loans held for portfolio	4,835.0	60.2	4.94%	61.1	5.01%	(0.9)	(0.07)%
All other interest-earning assets	18,941.3	98.6	2.07%	98.6	2.07%	—	—%
Total interest-earning assets	$57,668.2	$245.3	1.69%	$436.2	3.00%	$(190.9)	(1.31)%
Liabilities and capital:
Consolidated obligation bonds	$38,722.1	$188.5	1.93%	$272.7	2.79%	$(84.2)	(0.86)%
All other interest-bearing liabilities	13,538.9	6.2	0.18%	6.2	0.18%	—	—%
Total interest-bearing liabilities	$52,261.0	$194.7	1.48%	$278.9	2.12%	$(84.2)	(0.64)%
Net interest income/net interest spread		$50.6	0.21%	$157.3	0.88%	$(106.7)	(0.67)%
Note:
(1)Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

Three Months Ended September 30, 2009 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$42,501.9	$115.8	1.08%	$396.7	3.70%	$(280.9)	(2.62)%
Mortgage loans held for portfolio	5,471.2	67.6	4.90%	68.7	4.99%	(1.1)	(0.09)%
All other interest-earning assets	22,674.9	130.1	2.28%	130.1	2.28%	—	—%
Total interest-earning assets	$70,648.0	$313.5	1.76%	$595.5	3.34%	$(282.0)	(1.58)%
Liabilities and capital:
Consolidated obligation Bonds	$51,393.0	$240.3	1.86%	$352.5	2.72%	$(112.2)	(0.86)%
All other interest-bearing Liabilities	13,622.0	5.7	0.16%	5.7	0.16%	—	—%
Total interest-bearing Liabilities	$65,015.0	$246.0	1.50%	$358.2	2.19%	$(112.2)	(0.69)%
Net interest income/net interest spread		$67.5	0.26%	$237.3	1.15%	$(169.8)	(0.89)%
Note:
(1)Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

Nine Months Ended September 30, 2010 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$37,025.4	$240.8	0.87%	$900.6	3.25%	$(659.8)	(2.38)%
Mortgage loans held for portfolio	4,949.5	186.2	5.03%	188.5	5.09%	(2.3)	(0.06)%
All other interest-earning assets	18,943.7	309.8	2.19%	309.8	2.19%	—	—%
Total interest-earning assets	$60,918.6	$736.8	1.62%	$1,398.9	3.07%	$(662.1)	(1.45)%
Liabilities and capital:
Consolidated obligation bonds	$42,909.2	$553.8	1.73%	$870.4	2.71%	$(316.6)	(0.98)%
All other interest-bearing liabilities	12,572.0	14.3	0.15%	14.3	0.15%	—	—%
Total interest-bearing liabilities	$55,481.2	$568.1	1.37%	$884.7	2.13%	$(316.6)	(0.76)%
Net interest income/net interest spread		$168.7	0.25%	$514.2	0.94%	$(345.5)	(0.69)%
Note:
(1)Impact of Derivatives includes net interest settlements and amortization of basis adjustments resulting from previously terminated hedging relationships.

Nine Months Ended September 30, 2009 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$49,350.6	$527.4	1.43%	$1,352.2	3.66%	$(824.8)	(2.23)%
Mortgage loans held for portfolio	5,779.9	214.8	4.97%	218.2	5.05%	(3.4)	(0.08)%
All other interest-earning assets	23,911.8	437.7	2.45%	437.7	2.45%	—	—%
Total interest-earning assets	$79,042.3	$1,179.9	2.00%	$2,008.1	3.40%	$(828.2)	(1.40)%
Liabilities and capital:
Consolidated obligation bonds	$56,288.4	$940.0	2.23%	$1,255.0	2.98%	$(315.0)	(0.75)%
All other interest-bearing liabilities	16,958.5	40.1	0.32%	40.1	0.32%	—	—%
Total interest-bearing liabilities	$73,246.9	$980.1	1.79%	$1,295.1	2.36%	$(315.0)	(0.57)%
Net interest income/net interest spread		$199.8	0.21%	$713.0	1.04%	$(513.2)	(0.83)%
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

The impact of derivatives reduced both net interest income and net interest spread for third quarter 2010 and 2009. The impact to net interest income was less in 2010 compared to 2009 primarily due to the lower overall volume of hedged instruments year-over-year. Average 3-month LIBOR was relatively flat, declining only 2 basis points in the quarter-over-quarter comparison.

The impact of derivatives reduced both net interest income and net interest spread for the nine months ended September 30, 2010 and 2009. The impact to net interest income was less in 2010 compared to 2009 primarily due to the lower overall volume of hedged instruments year-over-year. This volume effect more than offset the impact from the 47 basis point decrease of average 3-month LIBOR.

The mortgage loans held for portfolio derivative impact for all periods presented was affected by the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF program.

The Bank uses many different funding and hedging strategies, one of which involves closely match-funding bullet advances with bullet debt and is designed in part to (1) avoid the use of derivatives where prudent, (2) restrain growth in the size of the Bank's derivatives portfolio, and (3) reduce the Bank's reliance on short-term funding.

In addition, the Bank has initiated a program to lower derivative counterparty credit exposure by reducing the number of derivatives outstanding without materially impacting the Bank's risk or earnings profiles. The initial phase of this program focused on bullet advances with balances between $5 and $10 million and involved the simultaneous termination of swaps hedging advances and swaps hedging comparable maturity bullet debt. Basis adjustments (BAs) that are created as a result of the discontinuation of fair value hedge accounting upon termination of the swaps are accreted or amortized over the remaining lives of the advances or debt. This strategy will result in additional accretion and amortization of BAs which will be reflected in the Statement of Operations within net interest income. If there are significant prepayments of debt that have associated BAs, there will be an acceleration of the amortization of the related BA, which may or may not be offset by prepayment fees. If a significant number of instruments prepay, this will result in volatility within interest income in the Statement of Operations.

Derivatives and Hedging Activities.

The following table details the net gains and losses on derivatives and hedging activities, including hedge ineffectiveness.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in millions)	2010	2009	2010	2009
Derivatives and hedged items in hedge accounting relationships:
Advances	$3.9	$(8.9)	$(3.9)	$(18.1)
Consolidated obligations	0.4	4.6	(0.5)	24.1
Total net gains (losses) related to fair value hedge ineffectiveness	4.3	(4.3)	(4.4)	6.0
Derivatives not designated as hedging instruments under hedge accounting:
Economic hedges	(0.8)	(1.8)	(6.8)	(4.3)
Mortgage delivery commitments	1.2	1.4	2.9	4.4
Other	0.2	0.2	0.6	0.6
Total net gains (losses) related to derivatives not designated as hedging instruments under hedge accounting	0.6	(0.2)	(3.3)	0.7
Net gains (losses) on derivatives and hedging activities	$4.9	$(4.5)	$(7.7)	$6.7

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for certain of its advances and consolidated obligation bonds using interest rate swaps. The interest rate swaps convert fixed-rate instruments to a variable-rate (i.e., LIBOR) or provide offset to options embedded within variable-rate instruments. For the third quarter of 2010, total ineffectiveness related to these fair value hedges resulted in a gain of $4.3 million compared to a loss of $4.3 million in the third quarter of 2009. For the nine months ended September 30, 2010, total ineffectiveness resulted in a loss of $4.4 million compared to a gain of $6.0 million for the same prior year period. The overall notional amount decreased from $50.6 billion at September 30, 2009 to $29.1 billion at September 30, 2010. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness, which generally reverses over the life of hedge relationships, is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Economic Hedges. For economic hedges, the Bank includes the net interest income and the changes in the fair value of the hedges in net gain (loss) on derivatives and hedging activities. Total amounts recorded for economic hedges were a loss of $0.8 million in third quarter 2010 compared to a loss of $1.8 million in third quarter 2009. For the nine months ended September 30, 2010, the Bank recorded net losses on economic hedges of $6.8 million, compared to losses of $4.3 million for the same prior year period. The majority of the losses in 2010 were comprised of losses on the Bank's interest rate caps. The overall notional amount of economic hedges increased from $1.2 billion at September 30, 2009 to $1.7 billion at September 30, 2010. The notional amount of the Bank's interest rate caps was $1.6 billion at September 30, 2010 compared to $0.7 billion at September 30, 2009.

Mortgage Delivery Commitments. Certain mortgage purchase commitments are considered derivatives. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly. Total gains relating to mortgage delivery commitments for third quarter 2010 were $1.2 million compared to total gains of $1.4 million for third quarter 2009. For the nine months ended September 30, 2010, total gains on mortgage delivery commitments were $2.9 million compared to gains of $4.4 million for the same prior year period. The total notional amount of the Bank's mortgage delivery commitments increased from $12.7 million at September 30, 2009 to $33.3 million million at September 30, 2010.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20 percent) and AHP contributions (10 percent) equate to a proportion of the Bank's net income comparable to that paid in income tax by fully taxable entities. The FHLBanks' aggregate actual payments through the third quarter of 2010 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final payment during the first quarter of 2012. This date assumes that the FHLBanks pay exactly $300 million annually until 2012. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

Financial Condition

The following is Management's Discussion and Analysis of the Bank's financial condition at September 30, 2010 compared to December 31, 2009. This should be read in conjunction with the Bank's unaudited interim financial statements and notes in this quarterly report filed on the Form 10-Q and the audited financial statements in the Bank's 2009 Annual Report filed on Form 10-K.

Assets

As a result of declining loan demand by members, the Bank's total assets decreased from December 31, 2009 to September 30, 2010. The decrease in advances was partially offset by an increase in Federal funds sold and investment securities. Total housing finance-related assets, which include MPF Program loans, advances, MBS and other mission-related investments, decreased as of September 30, 2010 as well.

Advances and Mortgage Loans Held for Portfolio. At September 30, 2010, the Bank had advances to 206 borrowing members, compared to 222 borrowing members at December 31, 2009. A significant concentration of the advances continued to be generated from the Bank's five largest borrowers, generally reflecting the asset concentration mix of the Bank's membership base. Total advances outstanding to the Bank's five largest members decreased as of September 30, 2010 compared to December 31, 2009, reflecting a stronger deposit market and limited growth in member lending. In addition, many of the Bank's members may have reacted to the Bank's temporary actions of not paying dividends and not repurchasing excess capital stock by limiting their use of the Bank's advance products.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the nine months ended September 30, 2010 and the year ended December 31, 2009.

Member Asset Size	2010	2009
Less than $100 million	33	40
Between $100 million and $500 million	122	135
Between $500 million and $1 billion	44	39
Between $1 billion and $5 billion	29	30
Greater than $5 billion	15	16
Total borrowing members during the year	243	260
Total membership	314	316
Percent of members borrowing during the period	77.4%	82.3%
Total borrowing members with outstanding loan balances at period-end	206	222
Percent of members borrowing at period-end	65.6%	70.3%

During the first nine months of 2010, changes in the Bank's membership resulted in a net decrease of two members. This activity included one out-of-district merger, one completed withdrawal from membership and two members merged within the Bank's district. These reductions were offset by the addition of two new members.

See the “Credit and Counterparty Risk - Total Credit Products and Collateral” discussion in the Risk Management section of this Item 2. Management's Discussion and Analysis in this quarterly report filed on the Form 10-Q for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2010.

The Bank's net mortgage loans held for portfolio under the MPF Program decreased from December 31, 2009 to September 30, 2010, driven primarily by the continued runoff of the existing portfolio, which more than offset new portfolio purchase activity.

The Bank currently has a loan modification plan in place for participating PFIs under the MPF Program. As of September 30, 2010, there had been a few requests for loan modifications. There were five loans with total unpaid principal balance of $1.0 million in the 90-day trial period as of September 30, 2010. In addition, there were two loans which had been modified and completed the 90-day trial period with a total unpaid principal balance of $383 thousand as of September 30, 2010.

The Bank's outstanding advances, nonaccrual mortgage loans, mortgage loans 90 days or more delinquent and accruing interest, troubled debt restructurings and Banking on Business (BOB) loans are presented in the following table.

(in millions)	September 30, 2010	December 31, 2009
Advances(1)	$31,594.9	$41,177.3
Mortgage loans held for portfolio, net(2)	4,740.8	5,162.8
Nonaccrual mortgage loans, net(3)	74.5	71.2
Mortgage loans 90 days or more delinquent and still accruing interest(4)	10.4	16.5
Troubled debt restructurings - mortgage loans (5)	0.4	—
BOB loans, net(6)	14.9	11.8
Notes:
(1)There are no advances which are past due or on nonaccrual status.
(2)All of the real estate mortgages held in portfolio by the Bank are fixed-rate. Balances are reflected net of allowance for credit losses.
(3)All nonaccrual mortgage loans are reported net of interest applied to principal.
(4)Only government-insured or -guaranteed loans (e.g., FHA, VA, HUD or RHS) continue to accrue interest after becoming 90 days or more delinquent.
(5)Troubled debt restructurings includes mortgage loan balances related to loan modifications under the Bank's current MPF Program. The balance at September 30, 2010 was $383 thousand, representing two loans. There were no balances at December 31, 2009.
(6)Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

Delinquencies in the Bank's portfolio remain markedly below national delinquency rates for prime mortgage loans. Details of delinquencies in the Bank's conventional mortgage loan portfolio are presented in the table below.

(dollars in millions)	September 30, 2010	December 31, 2009
30-59 days delinquent and not in foreclosure	$67.7	$69.7
60-89 days delinquent and not in foreclosure	16.9	21.5
90 days or more delinquent and not in foreclosure	22.6	31.5
In process of foreclosure(1)	47.7	34.2
Real estate owned (REO) inventory	12.3	11.1
Serious delinquency rate(2)	1.6%	1.4%
Notes:
(1) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported.
(2) Sum of 90 days or more delinquent and not in foreclosure plus in process of foreclosure, as a percent of total conventional loan principal balance.

The Bank has experienced an increase in its nonaccrual mortgage loans held for portfolio, driven by general economic conditions. The Bank permits PFI's to repurchase loans that meet certain pre-established criteria (i.e., government-guaranteed loans) at the time of the sale of the loans to the Bank. The decrease in mortgage loans which were 90 days or more delinquent and still accruing interest from December 31, 2009 to September 30, 2010 reflects these repurchases, totaling $17.8 million, offset by net activity related to loans moving into the 90 days or more delinquent category.

The amount of foregone interest income on the Bank's nonaccrual mortgage loans and troubled debt restructurings was $71 thousand and $49 thousand for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, respectively, the amounts were $259 thousand and $138 thousand. These amounts include activity related to loan modifications under the Bank's MPF Program for 2010.

The Bank increased its allowance for loan losses on mortgage loans held for portfolio, from December 31, 2009 to September 30, 2010, due to deterioration in the portfolio related to higher delinquencies. The Bank experienced minimal net charge-offs during the nine months ended September 30, 2010 and 2009.

Investments. At September 30, 2010, the Bank's total interest-bearing deposits and Federal funds sold increased from December 31, 2009, reflecting the Bank's strategy to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements.

The increase in investment securities from December 31, 2009 to September 30, 2010 was due to purchases of agency and GSE MBS. This activity was offset by MBS paydowns during the first nine months of 2010. The Bank has not purchased any private label MBS since late 2007. Available-for-sale MBS paydowns were partially offset by an increase in the fair value of certain available-for-sale investments as well as the transfers of seven OTTI held-to-maturity securities to available-for-sale during the first nine months of 2010.

The following tables summarize key investment securities portfolio statistics.

(in millions)	September 30, 2010	December 31, 2009
Trading securities:
Mutual funds offsetting deferred compensation	$6.4	$6.7
U.S. Treasury bills	879.8	1,029.5
TLGP investments	250.0	250.0
Total trading securities	$1,136.2	$1,286.2
Available-for-sale securities:
Mutual funds partially securing supplemental retirement plan	$2.0	$2.0
Private label MBS	2,372.3	2,395.3
Total available-for-sale securities	$2,374.3	$2,397.3
Held-to-maturity securities:
Certificates of deposit	$3,050.0	$3,100.0
State or local agency obligations	521.6	608.4
U.S. government-sponsored enterprises	561.4	176.7
Agency and GSE MBS	4,304.0	3,067.9
Private label MBS	2,529.8	3,529.4
Total held-to-maturity securities	10,966.8	10,482.4
Total investment securities	$14,477.3	$14,165.9

The following table presents the maturity and yield characteristics for the investment securities portfolio as of September 30, 2010.

(dollars in millions)	Book Value	Yield %
Trading securities:
Mutual funds offsetting deferred compensation	$6.4	n/a
U.S. Treasury bills	879.8	0.16%
TLGP investments	250.0	0.26%
Total trading securities	$1,136.2	0.18%
Available-for-sale securities:
Mutual funds partially securing supplemental retirement plan	$2.0	n/a
Private label MBS	2,372.3	5.66%
Total available-for-sale securities	$2,374.3	5.65%
Held-to-maturity securities:
Certificates of deposit	$3,050.0	0.41%
State or local agency obligations:
Within one year	71.8	5.89%
After one but within five years	5.7	4.21%
After five years but within ten years	10.1	0.41%
After ten years	434.0	2.64%
Total state or local agency obligations	$521.6	3.07%
U.S. government-sponsored enterprises:
After one year but within five years	500.0	0.54%
After five years but within ten years	61.4	4.05%
Total U.S. government-sponsored enterprises	561.4	0.92%
Agency and GSE MBS	4,304.0	1.64%
Private label MBS	2,529.8	4.00%
Total held-to-maturity securities	$10,966.8	1.88%
n/a - not applicable

As of September 30, 2010, the Bank held securities from the following issuers with a book value greater than 10 percent of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Government National Mortgage Association	$2,374.0	$2,384.5
Federal National Mortgage Association	1,290.6	1,303.4
Federal Home Loan Mortgage Corp	1,200.7	1,244.2
J.P. Morgan Mortgage Trust	1,010.0	998.0
U.S. Treasury	879.8	879.8
Wells Fargo Mortgage Backed Securities Trust	644.6	630.7
Structured Adjustable Rate Mortgage Loan Trust	427.4	417.2
Total	$7,827.1	$7,857.8

During the third quarter of 2009, Taylor, Bean & Whitaker (TBW), a servicer on one of the Bank's private label MBS filed for bankruptcy. There is now a replacement servicer on this security. The replacement servicer has provided monthly remittances related to 2010 activity. However, final remittances related to certain months in 2009, which had various reconciliation items because of issues with the original servicer, have not yet been determined by the replacement servicer.

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk-Investments” discussion in the Risk Management section of this Item 2. Management's Discussion and Analysis in this quarterly report filed on the Form 10-Q.

Liabilities and Capital

Deposits. At September 30, 2010, time deposits in denominations of $100 thousand or more totaled $500 thousand, all of which had a maturity of three to six months.

Consolidated Obligations. The Bank's total consolidated obligations decreased from December 31, 2009 to September 30, 2010 due to lower demand for advances. Consolidated obligation bonds decreased from year-end, due in part to significant bond maturities and calls; conversely, consolidated obligation discount notes increased in the comparison to fund the Bank's investment opportunities. See the Executive Summary discussion and the “Liquidity and Funding Risk” discussion in the Risk Management section, both in this Item 2. Management's Discussion and Analysis in this quarterly report filed on the Form 10-Q, for further information regarding consolidated obligations and related liquidity risk.

Commitments and Off-Balance Sheet Items. At September 30, 2010, the Bank was obligated to fund approximately $311.9 million in additional advances, $33.3 million of mortgage loans and $9.5 billion in outstanding standby letters of credit, and to issue $432.0 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

Capital and Retained Earnings. The Finance Agency has issued regulatory guidance to the FHLBanks relating to capital management and retained earnings. The guidance directs each FHLBank to assess, at least annually, the adequacy of its retained earnings with consideration given to future possible financial and economic scenarios. The guidance also outlines the considerations that each FHLBank should undertake in assessing the adequacy of its retained earnings.

In response to additional regulatory guidance issued earlier this year, management has revised its Asset Classification Policy. This change may result in certain MBS being assigned a higher level of credit risk for reasons beyond a credit rating below investment grade. Management's assessment as of September 30, 2010 indicated that this new guidance did not have a material impact with respect to required retained earnings levels. This assessment will be performed on an ongoing basis, so the impact on future periods could prove to be material.

The following table presents a rollforward of retained earnings for the nine months ended September 30, 2010 and 2009.

	Nine Months Ended September 30,
(in millions)	2010	2009
Balance, beginning of the period	$389.0	$170.5
Cumulative effect of adoption of the amended OTTI guidance	-	255.9
Net loss	(13.2)	(31.9)
Balance, end of the period	$375.8	$394.5

Capital Resources

The following is Management's Discussion and Analysis of the Bank's capital resources as of September 30, 2010, which should be read in conjunction with the unaudited interim financial conditions and notes included in this quarterly report filed on the Form 10-Q and the audited financial statements in the Bank's 2009 Annual Report filed on Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency's RBC regulations require the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operational risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

(in millions)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Permanent capital:
Capital stock (1)	$4,182.8	$4,048.5	$4,043.4	$4,026.3
Retained earnings	375.8	330.7	398.9	389.0
Total permanent capital	$4,558.6	$4,379.2	$4,442.3	$4,415.3

RBC requirement:
Credit risk capital	$836.3	$932.5	$909.2	$943.7
Market risk capital	578.7	649.3	1,042.7	1,230.8
Operations risk capital	424.5	474.6	585.5	652.4
Total RBC requirement	$1,839.5	$2,056.4	$2,537.4	$2,826.9
Excess permanent capital over RBC requirements	$2,719.1	$2,322.8	$1,904.9	$1,588.4
Note:
(1)Capital stock includes mandatorily redeemable capital stock.

The excess permanent capital over the RBC requirement has continued to increase since December 31, 2009. These increases were driven primarily by lower market risk capital requirements due to narrowing mortgage credit spreads, which are consistent with the increase in fair values of the Bank's private label MBS portfolio. In accordance with the Finance Agency's RBC regulations, when the Bank's market value of equity to book value of equity falls below 85 percent, the Bank is required to provide for additional market RBC. Details regarding the determination of the three components of risk-based capital are available in the Capital Resources discussion in Item 7. Management's Discussion and Analysis in the Bank's 2009 Annual Report filed on Form 10-K.

Capital and Leverage Ratios

In addition to the requirements for RBC, the Finance Agency has mandated maintenance of certain capital and leverage ratios. The Bank must maintain total regulatory capital and leverage ratios of at least 4.0 percent and 5.0 percent of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. As a matter of policy, the Board has established an operating range for capitalization that calls for the capital ratio to be maintained between 4.08 percent and 5.0 percent. To enhance overall returns, it has been the Bank's practice to utilize leverage within this operating range when market conditions permit, while maintaining compliance with statutory, regulatory and Bank policy limits. The Bank exceeded all regulatory capital requirements at September 30, 2010.

(dollars in millions)	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009
Capital Ratio
Minimum capital (4.0% of total assets)	$2,205.6	$2,425.2	$2,346.2	$2,611.6
Regulatory capital (permanent capital plus off-balance sheet credit reserves)	4,559.0	4,379.3	4,442.3	4,415.4
Total assets	55,139.5	60,629.7	58,656.0	65,290.9
Capital ratio (regulatory capital as a percent of total assets)	8.3%	7.2%	7.6%	6.8%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$2,757.0	$3,031.5	$2,932.8	$3,264.5
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus off-balance sheet credit reserves)	6,838.2	6,568.9	6,663.4	6,623.1
Leverage ratio (leverage capital as a percent of total assets)	12.4%	10.8%	11.4%	10.1%

Management reviews, on a routine basis, projections of capital leverage that incorporate anticipated changes in assets, liabilities, and capital stock levels as a tool to manage overall balance sheet leverage within the Board's operating ranges. In connection with this review, when management believes that adjustments to the current member stock purchase requirements within the ranges established in the capital plan are warranted, a recommendation is presented for Board consideration.

As discussed in the Executive Summary in this Item 2. Management's Discussion and Analysis, the Bank implemented modifications to its Capital Plan. The amended Capital Plan replaced the unused borrowing capacity membership stock purchase requirement, which was calculated quarterly and when a member borrowed from the Bank, with an annual Membership Asset Value stock purchase requirement based on the member's prior December 31 call report data. This calculation is not affected by the amount the member borrows from the Bank. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. agency securities; U.S. agency MBS; nonagency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans; home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category and the resulting Membership Asset Value is determined by summing the products of the membership asset categories and the respective factor. The Membership Asset Value capital stock requirement range is from 0.05-1.00 percent. All members will be required to fully transition to the amended Capital Plan by the first Membership Asset Value re-calculation date of April 10, 2011. The range of the capital stock requirement on advances was expanded from 4.50-6.00 percent to 3.00-6.00 percent. The initial capital stock requirement under the amended Capital Plan for advances was lowered from 4.75 percent to 4.60 percent. The range of the capital stock requirement on AMA loans (i.e., MPF loans) sold to the Bank and put on its balance sheet was expanded from 0.00-4.00 percent to 0.00-6.00 percent. The amended Capital Plan also introduced a new capital stock requirement on letters of credit. See the amended Capital Plan filed as Exhibit 4.1.1 to the Second Quarter 2010 quarterly report filed on Form 10-Q on August 9, 2010.

At September 30, 2010 and December 31, 2009, excess capital stock held by the Bank's stockholders totaled $2.0 billion and $1.2 billion, respectively. Under the updated Capital Plan, certain members did not have adequate capital stock. As noted above, these members have until April 2011 to fully transition to the new requirements.

The Bank's prior practice was to promptly repurchase the excess capital stock of its members upon their request (except with respect to directors' institutions during standard blackout periods). As previously discussed, the Bank had suspended excess capital stock repurchases on December 23, 2008. However, on October 29, 2010, the Bank repurchased approximately $200 million of excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding through October 28, 2010. Decisions regarding any future repurchases of excess capital stock will be made on a quarterly basis. The Bank will continue to monitor the condition of its private label MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters. As long as it is not repurchasing all excess capital stock in accordance with prior practices, the Bank's capital and leverage ratios may be outside of normal operating ranges as evidenced by their levels through September 30, 2010.

As previously mentioned, the Bank's capital stock is owned by its members. The concentration of the Bank's capital stock is presented in the table below.

(dollars in millions)	September 30, 2010	December 31, 2009
Commercial banks	$2,273.7	$2,151.7
Thrifts	1,792.1	1,797.6
Credit unions	57.6	57.0
Insurance companies	23.4	11.7
Total GAAP capital stock	4,146.8	4,018.0
Mandatorily redeemable capital stock	36.0	8.3
Total capital stock	$4,182.8	$4,026.3

The composition of the Bank's membership by institution type is presented in the table below.

	September 30, 2010	December 31, 2009
Commercial banks	197	197
Thrifts	90	92
Credit unions	24	24
Insurance companies	3	3
Total	314	316

Critical Accounting Policies

The most significant accounting policies followed by the Bank are presented in Note 2 to the audited financial statements in the Bank's 2009 Annual Report filed on Form 10-K. In addition, the Bank's critical accounting policies are presented in Item 7. Management's Discussion and Analysis in the Bank's 2009 Annual Report filed on Form 10-K. These policies, along with the disclosures presented in the other notes to the financial statements and in this quarter report filed on the Form 10-Q, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements.

The Bank did not implement any material changes to its critical accounting policies or estimates, nor did the Bank implement any new accounting policies that had a material impact on the Bank's Statement of Operations and Statement of Condition, for the nine months ended September 30, 2010.

Recently Issued Accounting Standards and Interpretations. See Note 2 to the unaudited financial statements in Item 1. Financial Statements and Supplementary Financial Data in this quarterly report filed on the Form 10-Q for a discussion of recent accounting pronouncements that are relevant to the Bank's businesses.

The FASB has proposed Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities Exposure Draft (FI ED). Although only proposed at this time and not expected to be finalized until the first half of 2011, if approved the FI ED is expected to have a material impact on the Bank's Statements of Operations, Condition, and Changes in Capital. In addition, the FI ED, as proposed, is expected to significantly change the Bank's Critical Accounting Policies except for Guarantees and Consolidated Obligations and Future REFCORP Payments. At this time, the Bank is continuing to evaluate the FI ED and monitor its status.

Legislative and Regulatory Developments

Legislation
Dodd-Frank Wall Street Reform and Consumer Protection Act. The most important legislative development during the period covered by this report was the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) on July 21, 2010, which is discussed in greater detail below together with a presentation of certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact on the Bank. Other important developments during the period covered by this report include certain Finance Agency regulatory actions, each discussed below.

The Dodd-Frank Act, among other things: (1) creates an Interagency oversight council (Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection agency. The FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which FHLBanks carry out their housing-finance mission are likely to be impacted by the Dodd-Frank Act, although in the absence of final regulations implementing the Dodd-Frank Act, the extent and nature of that impact cannot be forecasted.

Helping Families Save Their Homes Act of 2009 and Other Mortgage Modification Legislation. The Helping Families Save Their Home Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to support the federal deposit insurance system. One provision in the act provides a safe harbor from liability for mortgage servicers who modify the terms of a mortgage consistent with certain qualified loan modification plans. As mortgage servicers modify mortgages under the various government incentive programs and otherwise, the value of the Bank's MBS and mortgage loans held for investment and mortgage assets pledged as collateral for member advances may be reduced. At this point, legislation to allow bankruptcy cramdowns on mortgages secured by owner-occupied homes has been defeated in the U.S. Senate; however, similar legislation could be re-introduced. With this potential change in the law, the risk of losses on mortgages due to borrower bankruptcy filings could become material. In the event that such legislation is enacted and applied to existing mortgage debt (including residential MBS), the Bank could face increased risk of credit losses on its private label MBS that include bankruptcy carve-out provisions and allocate bankruptcy losses over a specified dollar amount on a pro rata basis across all classes of a security. As of September 30, 2010, the Bank had 68 private label MBS with a par value of $3.0 billion that include bankruptcy carve-out language that could be affected by any cramdown legislation.

U.S. Treasury Department’s Financial Stability Plan. On March 23, 2009, in accordance with the U.S. Treasury’s announced Financial Stability Plan’s initiative to purchase illiquid assets, the U.S. Treasury announced the Public-Private Investment Program (PPIP), which is a program designed to attract private investors to purchase certain real estate loans and illiquid MBS (originally AAA-rated) owned by financial institutions using up to $100 billion in TARP capital funds. These funds could be levered with debt funding also provided by the U.S. Treasury to expand the capacity of the program. On September 30, 2009, the U.S. Treasury announced the initial closings of two Public-Private Investment Funds established under PPIP to purchase legacy securities. Through September 30, 2010, the market value of the PPIP residential MBS transactions executed was approximately $19.3 billion. The PPIP’s activities in purchasing such residential MBS could affect the values of residential MBS.

GSE Reform. The U.S. Treasury and the Department of Housing and Urban Development are developing recommendations regarding the future of the housing GSEs, including the FHLBanks. The Administration is expected to unveil its plan for GSE reform in January 2011.

Tax-Exempt Bonds Supported by FHLBank Letters of Credit. Legislation has been introduced that would allow an FHLBank on behalf of one or more members to issue letters of credit to support non-housing related tax-exempt state and local bond issuances issued after December 31, 2010. The Housing and Economic Recovery Act first allowed for this authority, provided that the bonds were issued between July 30, 2008 and December 31, 2010.

Regulations
Proposed Rule Commodity Futures Trading Commission (CFTC)-SEC - Definitions of Swap and Major Swap Participant. On August 20, 2010, the U.S. Commodities Futures Trading Commission (the CFTC) and the SEC jointly issued a proposed rule with a comment deadline that closed September 20, 2010 requesting comment on certain key terms necessary to regulate the use and clearing of derivatives as required by the Dodd-Frank Act. The definitions of those terms may adversely impact the Bank. As two examples, such key terms include, among others, “swap” and “major swap participant.” To the extent that the final regulation defines “swap” to include bona fide loans that include caps or floors or variable rate loans, such loans may be subject to exchange or clearinghouse requirements, which would likely increase the costs of such transactions and reduce the attractiveness of such transactions to the Bank's members. If an FHLBank is defined to be a “major swap participant” it will be required to trade certain of its standardized derivatives transactions through an exchange and clear those transactions through a centralized clearing house, and it will be subject to additional swap-based capital and margin requirements. In either case, the Bank's ability to achieve its risk management objectives and act as an intermediary between its members and counterparties may be materially impacted by this regulation or other regulations implemented under the Dodd-Frank Act that regulate derivatives.

Proposed Rule CFTC - Eligible Investments for Derivatives Clearing Organizations. At its meeting on October 26, 2010, the CFTC approved a proposed rule which, among other changes, would eliminate the ability of futures commissions merchants and derivatives clearing organizations to invest customer funds in GSE securities that are not explicitly guaranteed by the US Government. Currently, GSE securities are eligible investments under CFTC regulations. If this change in eligible investments is adopted as proposed, it may affect the demand for FHLBank debt.

Proposed Rule CFTC - Reporting of Pre-Enactment Swaps. On October 14, 2010, the CFTC adopted an interim final temporary rule effective October 14, 2010 requiring all swaps entered into before July 21, 2010 and still outstanding to be reported. Such reports are to be made by the earlier of (1) 60 days of the registration and the commencement of operations of a swap data repository to receive and maintain the data and (2) the operative date of permanent rules that the CFTC/SEC adopt to replace these interim final rules. The interim final rule requires reporting by swap dealers and major swap participants. In those transactions in which only one counterparty is a swap dealer or major swap participant that party is required to report. With respect to other swaps, the parties to the swap are required to select who will report. Parties are also required to maintain data related to the terms of pre-enactment swaps in support of the reporting requirements. The SEC has adopted a similar interim final temporary rule regarding security-based swaps.

Proposed Rule CFTC - Process for Review of Swaps for Mandatory Clearing. On November 2, 2010 the CFTC issued a proposed rule to implement new statutory provisions enacted by the Dodd-Frank Act. These proposed rules apply to the review of swaps by the Commission to determine whether the swaps are required to be cleared. Comments are due on January 3, 2011.

Oversight Council Proposed Rule Regarding Authority to Supervise and Regulate Certain Non-Bank Financial Companies. On October 6, 2010, the Oversight Council issued a proposed rule with a comment deadline of November 5, 2010 that would give the Oversight Council the authority to require a nonbank financial company (a term to be defined by the Oversight Council) to be supervised by the Board of Governors of the Federal Reserve System (''Board of Governors'') and subject to certain prudential standards. The Oversight Council shall make this determination based on whether material financial distress at a given firm, or the nature, scope, size, scale, concentration, interconnectedness, or mix of the activities of the firm, could pose a threat to the financial stability of the United States. To the extent that the FHLBanks are determined to be nonbank financial companies subject to the Oversight Council's regulatory requirements, the FHLBanks operations and business are likely to be impacted.

Oversight Council Request for Information on Implementing the Volcker Rule. On October 6, 2010, the Oversight Council issued a public request for information in connection with the Oversight Commission's study on implementing certain prohibitions on proprietary trading, which prohibitions are commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to higher capital requirements and quantitative limits with regard to their proprietary trading. To the extent that the Volcker Rule is implemented in a way that subjects FHLBanks to it, the Bank may be subject to additional limitations on the composition of its investment portfolio beyond those to which it is already subject under existing Finance Agency regulations. These limitations could result in less profitable investment alternatives.

FDIC Proposed Rule on Restoring the Deposit Insurance Fund. In addition to requiring unlimited deposit insurance coverage for transaction accounts (see discussion below), the Dodd-Frank Act also makes a number of changes to the federal deposit insurance program. First, it requires the FDIC to base future assessments for deposit insurance on the amount of assets held by an institution instead of on the amount of deposits it holds. Second, it permanently increases deposit insurance coverage for insured banks, savings associations, and credit unions to $250,000. Third, it increases the minimum reserve ratio for the FDIC insurance fund to 1.35 percent, which the FDIC is required to meet by September 30, 2020. Fourth, it requires the FDIC to offset the effect of meeting this higher reserve ratio on insured depository institutions with total consolidated assets of less than $10 billion. On October 19, 2010, the FDIC adopted a new restoration plan in order to meet the statutorily required 1.35 percent reserve ratio for its insurance fund by September 30, 2020 and issued a proposed rule that, among other things, would set the long-term designated reserve ratio for the fund at 2.00 percent. These changes made by the Dodd-Frank Act may provide an incentive for some of the Bank's members to hold more deposits than other non-deposit liabilities.

FDIC Proposed Rule on Unlimited Deposit Insurance for Noninterest-Bearing Transaction Accounts. The Dodd-Frank Act requires the FDIC and the National Credit Union Administration to provide unlimited deposit insurance for noninterest-bearing transaction accounts. This requirement is in effect for FDIC-insured institutions from December 31, 2010 until January 1, 2013 and for insured credit unions from the effective date of the Dodd-Frank Act until January 1, 2013. On September 27, 2010, the

FDIC issued a proposed rule to implement this provision in the Dodd-Frank Act. These Transaction Account Guarantee (TAG) programs provide an alternative source of funds for many of the Bank's members that compete with the Bank's advance business.

FDIC Proposed Rule on Dodd-Frank Resolution Authority. On October 12, 2010, the FDIC issued a proposed rule with a comment deadline of November 18, 2010 on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States. The proposed rule provides, among other things, that: (1) all unsecured creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral; (2) to the extent that any portion of a secured creditor's claim is unsecured, it will absorb losses along with other unsecured creditors; and (3) secured obligations collateralized with US government will be valued at par. The extent of the impact of the proposed or any final rule on the Bank is uncertain at this point depending on the terms of a finally issued regulation; the Bank's unsecured credit exposures in its investment portfolio and counterparty exposures in its derivatives portfolio are likely to be affected.

Basel Committee on Banking Supervision Capital Framework. The Basel Committee on Banking Supervision (Basel Committee) has developed a new capital regime for internationally active banks. Banks subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new regime will be implemented by the U.S. regulatory authorities, the new regime could require some of the Bank's members to reduce their assets in order to comply with the more stringent capital requirements, thereby decreasing their need for advances. In addition, new liquidity requirements being developed by the Basel Committee could also make advances and investments in FHLBank obligations less attractive for banks subject to these requirements depending on how such requirements are implemented by the U.S. regulatory authorities.

Proposed Finance Agency Rule on Information Sharing. On September 30, 2010, the Finance Agency published for comment a proposed rule implementing a provision in the Housing and Economic Recovery Act requiring the Finance Agency to make available to each FHLBank information relating to the financial condition of all other FHLBanks. Information shared under the proposed rule would include the final report of examination for each FHLBank and any other supervisory reports that the Finance Agency presents to an FHLBank's board of directors. Comments on the proposed rule are due on November 29, 2010.

Finance Agency Guidance on Nontraditional Mortgage Loans as Collateral. In October 2010, the Finance Agency issued additional guidance to the FHLBanks regarding their acceptance of non-traditional and subprime mortgages and private label MBS backed by such mortgages. Under the guidance the FHLBanks generally cannot accept such mortgages and private label MBS backed by such mortgages issued, originated or acquired by the FHLBank's member after July 10, 2007 unless the mortgages comply with FFIEC Interagency guidance. The guidance affects the eligible collateral that can be pledged by the Bank's members.

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

Finance Agency Statement on Property Assessed Clean Energy Loans. On July 6, 2010, the Finance Agency issued a statement regarding the Property Assessed Clean Energy (PACE) retrofit lending programs which provide financing for borrowers to install energy conservation improvements to residential or commercial property. A number of states have recently enacted laws authorizing PACE programs. Loans made under many of these state programs have a priority lien over existing mortgages, resulting in new credit risks for holders or investors of these mortgages. Because of these credit risks, the Finance Agency in its statement directed the FHLBanks to review their collateral policies and procedures in order to assure that the collateral pledged by members for their advances is not adversely impacted by energy retrofit programs.

For additional discussion on pending legislative and regulatory developments, refer to the Bank's 2009 Annual Report filed on Form 10-K.

Risk Management

The Bank has employed a corporate governance and internal control framework designed to support the effective management of the Bank's business activities and the related inherent risks. As part of this framework, the Bank's Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Agency regulations. The risk profile is established by the Board of Directors, and other applicable guidelines in connection with the Bank's capital plan and overall risk management. For more detailed information, see the Risk Management section in Item 7. Management's Discussion and Analysis in the Bank's 2009 Annual Report filed on Form 10-K.

Risk Governance

The Bank's lending, investment and funding activities and use of derivative hedging instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in the Bank's 2009 Annual Report filed on Form 10-K. The Bank's risks are affected by current and projected financial and residential market trends, which are discussed in the Executive Summary in this Item 2. Management's Discussion and Analysis in this quarterly report filed on the Form 10-Q.

During first quarter 2010, the Board, with the support of management, conducted an evaluation of the Bank's risk appetite. This included updates/changes to the Board level risk metrics being used to monitor the Bank's risk position. Information regarding the new and/or revised metrics is included in each relevant discussion in more detail below.

Capital Adequacy Measures. As a part of the risk appetite evaluation previously mentioned, and given the uncertainty in the credit markets, the Bank transitioned to a new key risk indicator - Market Value of Equity to Par Value of Capital Stock (MV/CS) - beginning in first quarter 2010. This risk metric provides a current assessment of the liquidation value of the balance sheet and measures the Bank's current ability to honor the par put redemption feature of its capital stock. The risk metric is used to evaluate the adequacy of retained earnings and develop dividend payment and excess capital stock repurchase recommendations.

An initial floor of 85 percent was established for MV/CS. The floor represents the estimated level from which the MV/CS would recover to par, through the retention of earnings which are held in retained earnings, over the five-year par put redemption period of the Bank's capital stock. MV/CS will be measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts will be restricted. When MV/CS is above the established floor, additional analysis of the adequacy of retained earnings will be performed, taking into consideration the impact of excess capital stock repurchases and/or dividend payouts.

The following table presents the MV/CS calculations as of September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009

Market Value of Equity to Par Value of Capital Stock	88.3%	74.4%

The improvement in the MV/CS from year-end was primarily due to the overall increase in the prices on the private label MBS portfolio as well as principal paydowns on the portfolio.

Qualitative Disclosures Regarding Market Risk

Managing Market and Interest Rate Risk. The Bank's market and interest rate risk management objective is to protect member/shareholder and bondholder value consistent with the Bank's housing mission and safe and sound operations in all interest-rate environments. Management believes that a disciplined approach to market and interest rate risk management is essential to maintaining a strong and durable capital base and uninterrupted access to the capital markets.

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices and other relevant market rate or price changes, such as basis changes. Generally, the Bank manages basis risk through asset selection and pricing. The unprecedented widening of private label mortgage credit spreads have significantly reduced the Bank's net market value.

Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution's financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk and options risk. The Bank invests in mortgage assets, such as MPF Program mortgage loans and MBS, which together represent the primary source of option risk. Management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges on a monthly basis to assess the need for rebalancing strategies. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

Quantitative Disclosures Regarding Market Risk

The Bank's Market Risk Model. Significant resources, both in analytical computer models and staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model.

In recognition of the importance of the accuracy and reliability of the valuation of financial instruments, management engages in an ongoing internal review of model valuations for various instruments. These valuations are evaluated on a quarterly basis to confirm the reasonableness of the valuations.

The duration of equity, return volatility and market value of equity volatility metrics were historically the direct primary metrics used by the Bank to manage its interest rate risk exposure. As discussed above, in first quarter 2010 the Bank re-evaluated its risk appetite, which included review and, when necessary, revisions and/or replacements of the primary market risk metrics. As a result, the return volatility metric was renamed as the Earned Dividend Spread (EDS) Floor and a new key risk indicator, EDS Volatility, was established. The Bank's asset/liability management policies specify acceptable ranges for duration of equity, EDS Floor and EDS Volatility, and the Bank's exposures are measured and managed against these limits. These metrics are described in more detail below.

Duration of Equity. One key risk metric used by the Bank, and which is commonly used throughout the financial services industry, is duration. Duration is a measure of the sensitivity of a financial instrument's value, or the value of a portfolio of instruments, to a 100 basis point parallel shift in interest rates. Duration of equity measures the potential for the market value of the Bank's equity base to change with movements in market interest rates.

The Bank's asset/liability management policy approved by the Board calls for duration of equity to be maintained within a + 4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of + 200 basis points is + 7 years. Management analyzes the duration of equity exposure against this policy limit on a daily basis and continually evaluates its market risk management strategies.

Mortgage spreads, particularly spreads on private label MBS, expanded to historically wide levels, reflecting increased credit risk and reduced liquidity. In response to these unprecedented market developments, management developed an Alternative Risk Profile to exclude the effects of further increases in certain mortgage-related asset credit spreads to better reflect the underlying interest rate risk and accommodate prudent management of the Bank's balance sheet. In connection with this Alternative Risk Profile, management requested and was approved to use the alternate calculation of duration of equity for monitoring against established limits in 2008. In 2009, this approval was extended through December 31, 2010. Management is currently evaluating whether to extend further the Alternative Risk Profile measure.

The following table presents the Bank's duration of equity exposure in accordance with the actual and Alternative Risk Profile duration of equity calculation at September 30, 2010 and December 31, 2009.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternative duration of equity:
September 30, 2010	(0.7)	2.1	3.7
December 31, 2009	1.1	2.4	2.9

Actual duration of equity:
September 30, 2010	4.2	5.5	5.8
December 31, 2009	11.6	7.5	4.7
Note: Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

Under the Alternative Risk Profile, the Bank was in compliance with the duration of equity policy metric for all periods measured. The significant widening of private label MBS spreads that began in 2008 caused a substantial decline in the market value of equity. The wide spreads and resulting low market value of equity has the effect of amplifying the actual reported duration of equity metric.

The change in duration of equity from year-end was primarily due to lower longer term interest rates and fixed-rate debt issued during the year. These factors outweighed the impact of debt calls and prepayment modeling changes which reduced the assumed sensitivity of mortgage prepayments to interest rate changes.

The Bank continues to monitor the mortgage and related fixed income markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

Earned Dividend Spread (EDS). The Bank's asset/liability management policy previously specified a Return Volatility metric, which is based on an earned dividend spread (EDS). EDS is defined as the Bank's return on average capital stock in excess of the average return of an established benchmark market index, the 3-month LIBOR in the Bank's case, for the period measured. EDS measures the Bank's forecasted level of earned dividend spread in response to shifts in interest rates and reflects the Bank's ability to provide a minimum return on investment to its members in the short term compared to the benchmark. Consistent with the Return Volatility metric, EDS is measured over both a rolling forward one to 12 month time period (Year 1) and a 13 to 24 month time period (Year 2), for selected interest rate scenarios.

As previously discussed, during first quarter 2010 the Board and management re-evaluated the Bank's risk appetite and the related risk metrics used to manage the Bank's risk, including the Return Volatility metric. As a result, the Return Volatility metric was renamed the EDS Floor. In addition, a new key risk indicator, EDS Volatility, was established. The EDS Floor represents the minimum acceptable return under the selected interest rate scenarios, for both Year 1 and Year 2. For both Years 1 and 2, the EDS Floor is 3-month LIBOR plus 15 basis points. EDS Volatility is a measure of the variability of the Bank's EDS in response to shifts in interest rates, specifically the change in EDS for a given time period and interest rate scenario compared to the current base forecasted EDS. EDS Volatility is also measured for both Year 1 and Year 2 and reflects the Bank's ability to provide a somewhat stable EDS in the short-term. As a new measure, a limit on EDS Volatility has been established initially for Year 1; a limit for Year 2 will be evaluated in the future. Both the EDS Floor and EDS Volatility will be assessed on a monthly basis.

The following table presents the Bank's EDS level and EDS Volatility as of September 30, 2010 and December 31, 2009. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario during the fourth quarter of 2009 with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at September 30, 2010.

	Earned Dividend Spread Yield Curve Shifts(1) (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
September 30, 2010	137	(28)	154	(11)	165	156	(9)	174	9
December 31, 2009	187	(61)	256	8	248	208	(40)	211	(37)

Year 2 Return Volatility
September 30, 2010	118	(54)	140	(32)	172	146	(26)	145	(27)
December 31, 2009	137	(76)	220	7	213	179	(34)	160	(53)
Notes:
(1)Based on forecasted adjusted earnings, which exclude future potential OTTI charges which could be material, so that earnings movement related to interest rate changes can be isolated.

The decline in EDS across all scenarios from December 31, 2009 was primarily driven by lower projected advances, which are down approximately $10 billion and $14 billion, respectively, for Year 1 and Year 2 relative to forecasted levels during fourth quarter 2009. Other contributing factors included member advance restructurings and the sale of two private label MBS in the third quarter of 2010, the latter of which is part of the strategic Bank objective to reduce risk exposure to this asset class.

In addition to the decline in EDS discussed above, there was also a decrease in EDS Volatility. The two principal factors contributing to this decline were the issuance of fixed-rate debt to reduce exposure to rising interest rates and less assumed sensitivity of mortgage prepayments to interest rate changes.

Earnings-at-Risk. The Bank employs an Earnings-at-Risk (EAR) framework for certain mark-to-market positions, including economic hedges. This framework establishes a forward-looking, scenario-based exposure limit based on parallel rate shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. Beginning in the fourth quarter of 2009, the rate shocks used to measure the EAR Board-level metric were expanded to include flattening and steepening scenarios.

In February 2010, the Board reduced the daily exposure limit to $2.4 million, compared to the previous limit of $2.5 million. The Bank's Asset and Liability Committee (ALCO) has a more restrictive daily exposure operating guideline of $2.0 million. EAR exceeded the Board limit of $2.4 million on one day during the quarter. This violation was a result of a temporary economic hedge that was subsequently replaced with fixed-rate debt.. The replacement reduced the EAR metric back to levels below the Board limit and ALCO target. Throughout the remainder of the third quarter of 2010, the daily forward-looking exposure was below the Board limit of $2.4 million and operating guidelines of $2.0 million. At September 30, 2010, EAR measured $561 thousand. The Bank's Capital Markets and Corporate Risk Management departments also monitor actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

Credit and Counterparty Risk - Total Credit Products and Collateral

Total Credit Products. The Bank manages the credit risk on a member's exposure on Total Credit Products (TCP), which includes advances, letters of credit, advance commitments, MPF credit enhancement obligations and other credit product exposure by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member indebtedness. The Bank establishes a maximum borrowing capacity for each member based on collateral weightings applied to qualifying collateral as described in the Bank's Member Products Policy. Details regarding this Policy are available in the “Loan Products” discussion in Item 1. Business in the Bank's 2009 Annual Report filed on Form 10-K.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk related to member TCP. These credit and collateral policies balance the Bank's dual goals of meeting members' needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on member TCP.

Advance Concentration Risk. The Bank's advance portfolio is concentrated in commercial banks and thrift institutions. At September 30, 2010, the Bank had a concentration of advances to its ten largest borrowers totaling $22.1 billion, or 73.9 percent of total advances outstanding. Average par balances to these borrowers for the nine months ended September 30, 2010 were $24.7 billion, or 69.6 percent of total average advances outstanding. During the quarter ended September 30, 2010, the maximum outstanding balance to any one borrower was $12.7 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. Therefore, the Bank does not presently expect to incur any losses on these advances. Because of the Bank's advance concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

The following table lists the Bank's top ten borrowers as of September 30, 2010, and their respective December 31, 2009 advance balances and percentage of the total advance portfolio.

	September 30, 2010		December 31, 2009
(balances at par; dollars in millions)	Loan Balance	Percent of total	Loan Balance	Percent of total
Sovereign Bank	$10,745.0	35.9%	$11,595.0	29.2%
Ally Bank(1)	4,260.0	14.2%	5,133.0	12.9%
PNC Bank, National Association, DE (2)	2,500.4	8.4%	4,500.4	11.3%
Citizens Bank of Pennsylvania, PA	930.0	3.1%	1,605.0	4.1%
Susquehanna Bank, PA	914.2	3.1%	769.3	1.9%
Northwest Savings Bank	745.7	2.5%	782.2	2.0%
National Penn Bank	702.4	2.3%	752.8	1.9%
Citicorp Trust Bank, FSB, DE	450.0	1.5%	600.0	1.5%
Wilmington Savings Fund Society FSB, DE	445.2	1.5%	613.1	1.5%
Fulton Bank, N.A., PA	419.6	1.4%	638.9	1.6%
	22,112.5	73.9%	26,989.7	67.9%
Other borrowers	7,820.6	26.1%	12,766.3	32.1%
Total advances	$29,933.1	100.0%	$39,756.0	100.0%
Notes:
(1)For Bank membership purposes, principal place of business is Horsham, PA.
(2)For Bank membership purposes, principal place of business is Pittsburgh, PA.

Letters of Credit. The following table presents the Bank's total outstanding letters of credit as of September 30, 2010 and December 31, 2009. As noted below, the majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on these letters of credit.

(dollars in millions)	September 30, 2010	December 31, 2009
Letters of credit:
Public unit deposit	$9,119.1	$8,220.0
Tax exempt bonds	313.5	392.6
Other	93.6	114.8
Total	$9,526.2	$8,727.4

The following table presents letters of credit based on expiration terms.

(dollars in millions)	September 30, 2010	December 31, 2009
Expiration terms:
One year or less	$8,444.9	$7,478.8
After one year through five years	1,081.3	1,248.6
Total	$9,526.2	$8,727.4

At September 30, 2010 and December 31, 2009, the Bank had a concentration of letters of credit to two members totaling $8.6 billion and $7.9 billion, respectively. These balances accounted for 90.1 percent of the total outstanding balance for each reported period.

Collateral Policies and Practices. All members are required to maintain collateral to secure their TCP. Collateral eligible to secure TCP includes: (1) one-to-four family and multifamily mortgage loans and securities representing an interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. government or any Federal agency; (3) cash or deposits held by the Bank; and (4) certain other collateral that is real estate-related, or certain small business, small farm and small agribusiness loans from members that qualify as CFIs, provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it. Residential mortgage loans are a significant form of collateral for TCP. The Bank perfects its security interest in loan collateral by completing a UCC-1 filing for each member and affiliate (where applicable) pledging loans and also depending on circumstances by taking possession directly or through a third party custodian. The Bank also requires each borrower and affiliate pledgor, where applicable, to execute an agreement that establishes the Bank's security interest in all collateral pledged by the borrower or affiliate pledgor. Finally, as additional security for a member's indebtedness, the Bank has a statutory and contractual lien on the member's capital stock in the Bank.

The Bank provides members with two options regarding collateral agreements: a blanket collateral pledge agreement or a specific collateral pledge agreement. Under a blanket agreement, the Bank obtains a first lien against all of the member's unencumbered eligible collateral assets and most ineligible collateral assets to secure the member's obligations with the Bank. Under a specific agreement, the Bank obtains a lien against specific eligible collateral assets of a member to secure the member's obligations with the Bank.

The least restrictive collateral status, and the most widely used by the Bank's members, is the undelivered collateral status. This status is generally assigned to lower risk institutions pledging collateral. Under undelivered collateral status, the Bank calculates and monitors the eligible collateral using QCRs, which are typically submitted quarterly along with collateral certifications, or regulatory financial reports that are supplemented with annual collateral certification reports. At September 30, 2010, nine of the Bank's top ten borrowers were in an undelivered collateral status and one was in a delivery collateral status. The Bank also obtains detailed listings on some of the pledged loan collateral on four of the top ten borrowers.

Under the Bank's Policy, the Bank may require members to provide a detailed listing of eligible advance collateral being pledged to the Bank due to their high usage of Bank credit products, the type of assets being pledged or the credit condition of the member. This is referred to as detailed listing collateral status. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a loan level listing of assets pledged. The loan level listing includes the reporting characteristics on the individual loan. Examples include loan amount, zip code, appraised amount and FICO score. In some cases, the member may benefit by listing collateral, in lieu of undelivered status, since it may result in a higher collateral weighting being applied to the collateral. The Bank benefits from listing collateral status because it provides more loan information to calculate a more precise valuation on the collateral. Typically, those members with large, frequent borrowings are covered under listing status with a blanket agreement. Also, members borrowing under specific collateral pledge agreements and pledging loan collateral would be in a detailed listing collateral status. There were only a limited number of these arrangements as of September 30, 2010.

The third collateral status used by the Bank's members is delivered, or in possession collateral status. In this case, the Bank requires the member to physically deliver, or grant control of, eligible collateral to the Bank, including through a third party custodian for the Bank to sufficiently secure all outstanding member obligations. Typically, the Bank would take physical possession/control of collateral if the financial condition of the member was deteriorating or if the member exceeded certain credit product usage triggers. Delivery of collateral may also be required if there is a regulatory action taken against the member by its regulator that would indicate inadequate controls or other conditions that would be of concern to the Bank. Delivery collateral status may apply to both blanket lien and specific agreements. The Bank requires delivery to a restricted account of securities pledged as collateral. The Bank also requires delivery of collateral from de novo institution members at least during their first two years of operation.

With respect to specific collateral agreement borrowers (typically housing finance agencies (HFAs) and insurance companies), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or mortgage loans to the Bank or an approved custodian. The Bank accepts only delivered securities as collateral for insurance companies.

The Bank determines the type and amount of collateral each member has available to pledge as security for Bank advances by reviewing, on a quarterly basis, call reports the members file with their primary banking regulators. Depending on a member's credit product usage and current financial condition, that member may also be required to file a QCR on a quarterly or monthly basis. The resulting total value of collateral available to be pledged to the Bank after any collateral weighting is referred to as a member's maximum borrowing capacity (MBC).

The Bank periodically reviews the collateral pledged by members or affiliates. This review process occurs quarterly, monthly or daily depending on the form of pledge and type of collateral. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of loan collateral at any time. The Bank reviews and assigns borrowing capacities to this collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts, and has determined that all member TCP are fully collateralized. Other factors that the Bank may consider in assigning borrowing capacities to a member's collateral include the pledging method for loans, data reporting frequency, collateral field review results, the member's financial strength and condition, and the concentration of collateral type by member.

As of September 30, 2010, the Bank continued to hold security interests in subprime residential mortgage loans pledged as collateral under blanket-lien agreements. However, in 2009, the Bank revised its collateral policies, no longer accepting subprime mortgage loans as qualifying collateral. Therefore, loans identified as subprime residential mortgage loans are no longer included in a member's MBC. The Bank will allow loans with a FICO score of 660 or below if there are other mitigating factors, such as a lower loan-to-value ratio, to be included in a member's MBC. In addition, under limited circumstances, the Bank still accepts nontraditional mortgage loans that are consistent with Interagency guidance to be pledged as collateral in determining a member's MBC. At September 30, 2010, less than 10 percent of the Bank's total pledged collateral was nontraditional mortgage loans consistent with Interagency guidance and was primarily attributed to a few larger borrowers.

Details regarding the Bank's policies on subprime and nontraditional mortgage loan exposure are available in the "Risk Governance" discussion in the Risk Management section of Item 7. Management's Discussion and Analysis in the Bank's 2009 Annual Report filed on Form 10-K. Details of the Bank's current collateral weightings are presented in the Advance Products - Collateral discussion in Item 1. Business in the Bank's 2009 Annual Report filed on Form 10-K.

Under the implementation of the GLB Act, the Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, and small-agribusiness loans as collateral for advances from the Banks. At September 30, 2010, advances to CFIs secured with both eligible standard and expanded collateral represented approximately $4.4 billion, or 14.8 percent of total par value of advances outstanding. Eligible expanded collateral represented 7.3 percent of total eligible collateral for these advances. However, these advances were collateralized by sufficient levels of non-CFI collateral.

As noted in the Legislative and Regulatory Developments section in this Item 2. Management's Discussion and Analysis in this quarterly report filed on the Form 10-Q, on October 13, 2010 the Finance Agency issued subsequent clarification regarding a recent Advisory Bulletin which provided guidance on nontraditional and subprime mortgage loans with respect to collateral.

Private label MBS issued or acquired and nontraditional residential mortgage loans originated by the Bank's members after July 10, 2007 are no longer eligible collateral unless it can be documented that they are in compliance with Interagency guidance on underwriting standards on nontraditional lending. The Bank has completed a preliminary impact analysis on its members and will potentially need to exclude from the members' collateral base a small amount of private label MBS CUSIPs that are currently held as collateral that were issued or acquired by members after July 10, 2007. While this balance is not material, the members' liquidity positions will be affected and disposition transition plans for the affected members are being developed accordingly.

Collateral Agreements and Valuation. The following tables summarize total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of September 30, 2010 and December 31, 2009. The Bank held collateral with an eligible collateral value in excess of the book value of the advances on a borrower-by-borrower basis at both September 30, 2010 and December 31, 2009. The amount of excess collateral by individual borrowers, however, varies significantly.

(dollars in millions) All member borrowers	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$66,431.6	51.4%	$60,975.2	49.1
High quality investment securities(1)	4,026.4	3.1%	3,574.4	2.9
Other real-estate related collateral/community financial institution eligible collateral	51,885.1	40.2%	50,824.6	41.0
Multi-family residential mortgage loans	6,899.1	5.3%	8,689.9	7.0
Total eligible collateral value	$129,242.2	100.0%	$124,064.1	100.0
Total TCP outstanding	$39,770.1		$48,694.4
Collateralization ratio (eligible collateral value to TCP outstanding)	325.0%		254.8%

(dollars in millions) Ten largest member borrowers	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$32,245.5	47.1%	$34,556.2	49.0
High quality investment securities(1)	833.8	1.2%	1,238.9	1.8
Other real-estate related collateral	29,899.2	43.6%	27,417.5	38.9
Multi-family residential mortgage loans	5,529.0	8.1%	7,288.8	10.3
Total eligible collateral value	$68,507.5	100.0%	$70,501.4	100.0
Total TCP outstanding	$30,659.7		$36,501.8
Collateralization ratio (eligible collateral value to TCP outstanding)	223.4%		193.1%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AA or higher. The Bank requires delivery of these securities. Upon delivery, these securities are valued daily and are subject to weekly ratings reviews.

The increases in the collateralization ratios from December 31, 2009 to September 30, 2010, as presented above, were due primarily to the overall reductions in total TCP outstanding.

The following tables provide information regarding TCP extended to member and nonmember borrowers by collateral status (pledged, in full delivery or undelivered) as of September 30, 2010 and December 31, 2009, along with corresponding eligible collateral values.

	September 30, 2010
(dollars in millions)	Number of Members	Number of Members with TCP Outstanding	Total TCP Outstanding	Related Collateral Value
Specific collateral pledge - eligible borrowers(1)	8	3	$299.1	$339.3
Specific collateral pledge - merged borrowers(2)	2	2	410.4	435.4
Blanket lien delivered	64	44	5,725.4	7,474.1
Blanket lien undelivered	243	169	33,335.2	102,827.7
Total	317	218	$39,770.1	$111,076.5

	December 31, 2009
(dollars in millions)	Number of Members	Number of Members with TCP Outstanding	Total TCP Outstanding	Related Collateral Value
Specific collateral pledge - eligible borrowers(1)	7	1	$35.7	$38.7
Specific collateral pledge - merged borrowers(2)	1	1	5.1	5.6
Blanket lien delivered	56	35	6,926.3	8,682.3
Blanket lien undelivered	253	191	41,727.3	103,230.5
Total	317	228	$48,694.4	$111,957.1
Notes:
(1) Includes two nonmember state housing associations, one of which has TCP outstanding.
(2) Members merged out-of-district are no longer members and therefore are not considered eligible borrowers

The increase in the number of eligible borrowers in full collateral delivery status from December 31, 2009 to September 30, 2010 was due to the Bank's increasingly stringent credit and lending practices as well as deterioration in certain members' creditworthiness.

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of September 30, 2010 and December 31, 2009, the Bank's credit exposure to investments issued by entities other than the U.S. Government, Federal agencies or GSEs was $8.7 billion and $9.9 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank's investment carrying values as of September 30, 2010 and December 31, 2009 based on the lowest rating from the NRSROs (Moody's, S&P and Fitch). Carrying values for available-for-sale and trading securities represent fair value.

	September 30, 2010 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/P-1	A-2/P-2	Total
Money market investments:
Federal funds sold	$—	$—	$—	$—	$—	$—	$—	$3,310.0	$500.0	$3,810.0
Investment securities:
Certificates of deposit	—			—	—	—	—	3,050.0	—	3,050.0
Treasury bills	879.8	—	—	—	—	—	—	—	—	879.8
TLGP investments	250.1	—	—	—	—	—	—	—	—	250.1
GSE securities	561.3	—	—	—	—	—	—	—	—	561.3
State and local agency obligations	5.7	444.1	—	71.8	—	—	—	—	—	521.6
Total non-MBS	1,696.9	444.1	—	71.8	—	—	—	3,050.0	—	5,262.8
MBS issued by Federal agencies	2,374.0	—	—	—	—	—	—	—	—	2,374.0
MBS issued by GSEs	1,930.0	—	—	—	—	—	—	—	—	1,930.0
Private label residential MBS	1,159.2	227.9	405.4	389.4	150.1	552.5	1,948.2	—	—	4,832.7
Private label HELOCs	—	20.8	4.5	—	—	8.3	7.3	—	—	40.9
MPF Shared Funding MBS	26.8	1.8	—	—	—	—	—	—	—	28.6
Total MBS	5,490.0	250.5	409.9	389.4	150.1	560.8	1,955.5	—	—	9,206.2
Total investments	$7,186.9	$694.6	$409.9	$461.2	$150.1	$560.8	$1,955.5	$6,360.0	$500.0	$18,279.0

	December 31, 2009 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/P-1	A-2/P-2	Total
Money market investments:
Federal funds sold	$—	$—	$—	$—	$—	$—	$—	$3,000.0	$—	$3,000.0
Investment securities:
Certificates of deposit	—	—	—	—	—	—	—	2,850.0	250.0	3,100.0
Treasury bills	1,029.5	—	—	—	—	—	—	—	—	1,029.5
TLGP investments	250.0	—	—	—	—	—	—	—	—	250.0
GSE securities	176.7	—	—	—	—	—	—	—	—	176.7
State and local agency obligations	7.2	475.0	—	126.2	—	—	—	—	—	608.4
Total non-MBS	1,463.4	475.0	—	126.2	—	—	—	2,850.0	250.0	5,164.6
MBS issued by Federal agencies	1,755.7	—	—	—	—	—	—	—	—	1,755.7
MBS issued by GSEs	1,312.2	—	—	—	—	—	—	—	—	1,312.2
Private label residential MBS	1,646.9	563.6	580.4	357.1	217.6	337.7	2,145.3	—	—	5,848.6
Private label HELOCs	—	23.3	5.3	—	—	7.5	6.8	—	—	42.9
MPF Shared Funding MBS	31.2	2.0	—	—	—	—	—	—	—	33.2
Total MBS	4,746.0	588.9	585.7	357.1	217.6	345.2	2,152.1	—	—	8,992.6
Total investments	$6,209.4	$1,063.9	$585.7	$483.3	$217.6	$345.2	$2,152.1	$5,850.0	$250.0	$17,157.2
Notes:
(1) Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to September 30, 2010 are described in detail below.
(2) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $8.4 million and $8.7 million at September 30, 2010 and December 31, 2009, respectively.
(3) Balances above exclude total accrued interest of $20.7 million and $26.4 million at September 30, 2010 and December 31, 2009, respectively.
(4) At September 30, 2010, the “Other” balance of $1,955.5 million included securities rated CCC, CC, C and D with balances of $474.5 million, $1,050.1 million, $307.5 million and $123.4 million, respectively. At December 31, 2009, the “Other” balance of $2,152.1 million included securities rated CCC, CC, C and D with balances of $1,441.1 million, $545.8 million, $129.3 million and $35.9 million, respectively.

As of September 30, 2010, there were credit rating agency actions affecting a total of 42 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2009. These securities had a total par value of $2,465.9 million and $2,900.2 million as of September 30, 2010 and December 31, 2009, respectively, reflected in the tables above. Securities downgraded from "investment grade" to “below investment grade” represented a total par balance of $351.7 million and $453.4 million at September 30, 2010 and December 31, 2009, respectively. The majority of ratings movements were within the "below investment grade" ratings categories. In addition, one security was upgraded from “below investment grade” to “investment grade” as of September 30, 2010. This security had a par balance of $11.2 million and $13.1 million at September 30, 2010 and December 31, 2009, respectively.

The Bank also manages credit risk based on an internal credit rating system. For purposes of determining the internal credit rating, the Bank measures credit exposure through a process which includes internal credit review and various external factors, including the placement on negative watch by one or more NRSROs. In all cases, the Bank's assigned internal credit rating will never be higher than the lowest external credit rating. The incorporation of negative credit watch into the credit rating analysis of an investment may translate into a downgrade of one credit rating level from the external rating.

Between October 1, 2010 and October 31, 2010, there was one subsequent credit rating agency action taken, affecting an Alt-A security in the Bank's private label residential MBS portfolio with a carrying value and fair value of $27.0 million as of September 30, 2010. This security was downgraded from CC to D.

Money Market Investments, Commercial Paper and Certificates of Deposit. Under its Risk Governance Policy, the Bank can place money market investments, commercial paper and certificates of deposit on an unsecured basis with large, financial institutions with long-term credit ratings no lower than A for terms up to 90 days and with long-term credit ratings no lower than

BBB for terms up to 30 days. In April 2010, the Board approved a revision to the policy whereby the credit ratings on these investments can be no lower than A, as opposed to BBB. Management actively monitors the credit quality of these counterparties. As of September 30, 2010, the Bank had exposure to 19 counterparties totaling $6.9 billion, or an average of $361.1 million per counterparty, compared to exposure to 20 counterparties totaling $6.1 billion, or an average of $305.0 million per counterparty, as of December 31, 2009. As of September 30, 2010, the Bank had exposure to one single counterparty exceeding 10 percent of the total exposure.

Specifically, total money market investment exposure was $3.8 billion as of September 30, 2010, comprised primarily of Federal funds sold with an overnight maturity. The Bank had certificate of deposit exposure of $3.1 billion as of September 30, 2010, with exposure to U.S. branches of foreign banks amounting to 93.4 percent of this total. The Bank limits foreign exposure to those countries rated AA or higher and had exposure to Australia, Canada, France, Germany, the Netherlands, Sweden, Switzerland and the United Kingdom as of September 30, 2010. The Bank held no commercial paper as of September 30, 2010.

Treasury Bills, TLGP Investments, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and the TLGP investments, which are part of the FDIC program guaranteeing unsecured bank debt, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.2 billion and $2.1 billion as of September 30, 2010 and December 31, 2009, respectively.

Agency and GSE Mortgage-Backed Securities (MBS). The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank's total agency and GSE MBS portfolio increased $1.2 billion from December 31, 2009 to September 30, 2010 due to purchases of agency and GSE MBS in the first nine months of 2010.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase. The Bank's private label MBS portfolio decreased $1.0 billion from December 31, 2009 to September 30, 2010. This decline was due to repayments, sales and total OTTI losses (including both credit and noncredit losses).

Although the Bank discontinued the purchase of private label MBS in late 2007, approximately 53 percent of the Bank's current MBS portfolio was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

The prospectuses and offering memoranda for the private labeled MBS in the Bank's portfolio contain representations and warranties that the mortgage loans in the collateral pools were underwritten to certain standards. Based on the performance of the mortgages in some of the collateral pools, among other information, it appears that the failure to adhere to the stated underwriting standards was so routine that the underwriting standards were all but completely abandoned. The issuers, underwriters and rating agencies all failed to disclose that the underwriting standards that were represented in the offering documents were routinely not followed or had been abandoned altogether. This failure resulted in the Bank owning certain private label MBS on which it has recognized losses as more fully explained in the discussion on OTTI later on in this Risk Management section. The Bank has filed lawsuits against certain issuers, underwriters and rating agencies as more fully discussed in Part II, Item I. Legal Proceedings in this quarterly report filed on the Form 10-Q.

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

Characteristics of Private Label MBS by Type of Collateral

	September 30, 2010			December 31, 2009
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$973.8	$2,535.7	$3,509.5	$1,327.2	$3,294.8	$4,622.0
Alt-A	834.4	1,055.0	1,889.4	953.1	1,204.1	2,157.2
Subprime	—	8.5	8.5	—	9.8	9.8
Total	1,808.2	3,599.2	5,407.4	2,280.3	4,508.7	6,789.0
HELOC:
Alt-A	—	54.9	54.9	—	62.1	62.1
Total	—	54.9	54.9	—	62.1	62.1
Total private label MBS	$1,808.2	$3,654.1	$5,462.3	$2,280.3	$4,570.8	$6,851.1
Note: The table presented above excludes par balances of $28.0 million and $32.5 million related to the restricted certificates pertaining to the Shared Funding Program at September 30, 2010 and December 31, 2009, respectively. These securities were fixed rate prime private label residential MBS for both periods presented.

Certain MBS securities have a fixed-rate component for a specified period of time, then have a rate reset on a given date. When the rate is reset, the security is then considered to be a variable-rate security. Examples of these types of instruments would include securities supported by underlying 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages (ARMs). In addition, certain of these securities may have a provision within the structure that permits the fixed rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are all reported as variable-rate, regardless of whether the rate reset date has been hit.

Private Label MBS Collateral Statistics. The following tables provide various detailed collateral performance and credit enhancement information for the Bank's private label MBS portfolio by collateral type as of September 30, 2010. The Bank purchased no private label MBS in 2008, 2009 or during the first nine months of 2010.

	Private Label MBS by Vintage - Prime(1)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$37.4	$757.0	$794.4
AA	—	48.4	52.8	131.4	232.6
A	—	—	—	305.3	305.3
BBB	49.5	107.0	77.2	43.6	277.3
Below investment grade:
BB	—	—	115.3	21.2	136.5
B	59.8	209.3	218.0	—	487.1
CCC	115.3	—	179.9	—	295.2
CC	620.3	280.1	4.5	—	904.9
C	76.2	—	—	—	76.2
Total	$921.1	$644.8	$685.1	$1,258.5	$3,509.5
Amortized cost	$819.6	$622.1	$674.0	$1,247.2	$3,362.9
Gross unrealized losses	(44.9)	(34.9)	(40.9)	(53.5)	(174.2)
Fair value	776.0	587.2	633.8	1,202.4	3,199.4
OTTI (3):
Credit-related OTTI charges taken	(58.0)	(14.0)	(3.6)	—	(75.6)
Noncredit-related OTTI charges taken	42.0	8.2	3.1	—	53.3
Total YTD 2010 OTTI charges taken	(16.0)	(5.8)	(0.5)	—	(22.3)
Weighted average fair value/par	84.2%	91.1%	92.5%	95.6%	91.2%
Original weighted average credit support	6.3	5.4	3.8	4.7	5.1
Weighted-average credit support - current	6.0	6.8	5.8	9.2	7.2
Weighted average collateral delinquency(2)	14.3	10.5	9.7	6.6	9.9
Notes:
(1)The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program, including 2003 vintage par balances of $26.2 million rated AAA and $1.8 million rated AA.
(2)Delinquency information is presented at the cross-collateralization level.
(3)OTTI charges do not include $(31.4) million and $31.4 million of credit-related and noncredit-related OTTI charges taken on securities sold in 2010.

	Private Label MBS by Vintage - Alt-A
(dollars in millions)	2007	2006	2005	2004 and Earlier	Total
Par by lowest external long- term rating:
AAA	$—	$23.1	$—	$346.8	$369.9
A	—	—	25.0	76.6	101.6
BBB	—	—	84.8	38.0	122.8
Below investment grade:
BB	—	—	13.4	—	13.4
B	—	—	86.9	—	86.9
CCC	—	233.2	40.1	—	273.3
CC	98.6	279.7	26.2	—	404.5
C	112.7	175.9	40.4	—	329.0
D	146.4	41.6	—	—	188.0
Total	$357.7	$753.5	$316.8	$461.4	$1,889.4
Amortized cost	$288.2	$655.5	$307.5	$461.4	$1,712.6
Gross unrealized losses	(48.5)	(100.7)	(33.9)	(40.2)	(223.3)
Fair value	239.7	554.7	273.7	422.1	1,490.2
OTTI:
Credit-related OTTI charges taken	(17.3)	(16.3)	(3.2)	(0.1)	(36.9)
Noncredit-related OTTI charges taken	17.3	16.3	3.2	(0.2)	36.6
Total YTD 2010 OTTI charges taken	—	—	—	(0.3)	(0.3)
Weighted average fair value/par	67.0%	73.6%	86.4%	91.5%	78.9%
Original weighted average credit support	8.6	6.6	5.8	5.4	6.5
Weighted-average credit Support - current	6.1	6.3	8.1	11.3	7.8
Weighted average collateral delinquency(2)	33.0	23.2	12.5	6.6	19.2
Notes:
(2)Delinquency information is presented at the cross-collateralization level.

Prices on private label MBS that include bankruptcy carve-out language could be affected by legislation that impacts the underlying collateral including any cramdown legislation or mortgage loan modification programs. For further information, see the discussion on Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in the Bank's 2009 Annual Report filed on Form 10-K.

Private Label MBS Issuers and Servicers. The following tables provide further detailed information regarding the issuers and master servicers of the Bank's private label MBS portfolio that exceeded 5 percent of the total as of September 30, 2010. Management actively monitors the credit quality of the portfolio's master servicers. For further information on the Bank's MBS master servicer risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank's financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.” in the Bank's 2009 Annual Report filed on Form 10-K.

Original Issuers (in millions, including accrued interest)	Total Carrying Value	Total Fair Value
J.P. Morgan Chase & Co.	$1,204.2	$1,190.7
Lehman Brothers Holdings Inc.(1)	948.0	905.7
Wells Fargo & Co.	644.6	630.7
Countrywide Financial Corp.(2)	520.9	509.8
Citigroup Inc.	377.2	358.7
Other	1,207.3	1,161.6
Total	$4,902.2	$4,757.2

Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$1,814.4	$1,771.1
Aurora Loan Services Inc.	948.0	905.7
Bank of America Corp	597.0	580.4
US Bank	496.6	496.6
Citimortgage Inc.	382.4	363.9
Other	663.8	639.5
Total	$4,902.2	$4,757.2
Notes:
(1)Lehman Brothers Holdings Inc. filed for bankruptcy in 2008. Aurora Loan Services Inc. is now servicing all but one of the bonds and six different trustees have assumed responsibility for these 21 bonds. However, the Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria.
(2)Bank of America acquired Countrywide Financial Corp and Countrywide Home Loan Servicing LP following issuance of certain private label MBS. The Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria. However, Bank of America is currently servicing the private label MBS.

Private Label MBS in Unrealized Loss Positions. The following table provides select financial and other statistical information on the portion of the private label MBS portfolio in an unrealized loss position at September 30, 2010 and October 31, 2010.

Private Label MBS in Unrealized Loss Positions(1)

						October 31, 2010(2)
(dollars in millions)	Par	Amort Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate %(3)	Sept 30, 2010 % AAA	% AAA	% All Other Inv Grade(4)	% Total Inv Grade	% Below Inv Grade	Current % Watchlist
Residential MBS backed by:
Prime loans:
First lien	$2,946.2	$2,810.0	$(174.2)	11.5%	9.5%	9.5%	26.5%	35.5%	64.5%	13.9%
Alt-A and other:
Alt-A other	1,858.7	1,682.6	(223.3)	19.4%	18.3%	18.3%	12.0%	30.3%	69.7%	27.1%
Subprime loans:
First lien	8.5	7.8	(1.6)	29.3%	66.7%	66.7%	—%	66.7%	33.3%	66.7%
HELOC backed by:
Alt-A and other:
Alt-A other	54.9	48.7	(15.7)	7.4%	—%	—%	45.9%	45.9%	54.1%	59.3%
Notes:
(1)The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program in the residential MBS prime category, including par balance of $28.0 million, amortized cost of $28.6 million, and gross unrealized losses of $180 thousand.
(2) Reflects impact of paydowns to zero or sales of securities during October 2010.
(3) Delinquency information is presented at the cross-collateralization level.
(4) Excludes AAA-rated investments.

Monoline Bond Insurers. The Bank's investment securities portfolio includes a limited number of investments which are insured by five monoline bond insurers/guarantors. The bond insurance on these investments generally guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying collateral. The Bank closely monitors the financial condition of these bond insurers.

There are eight insured investment securities, including seven securities backed by HELOC mortgage loans and one state and local agency obligation. The credit rating of each of the MBS is closely related to the credit rating of the applicable bond insurer and most of these securities did not have stand-alone credit ratings and carry limited or no additional credit enhancement (CE). The Bank analyzes the creditworthiness of the bond insurer and typically assigns to the individual security the higher of the bond insurer's rating or the stand-alone investment rating, if available.

	September 30, 2010		December 31, 2009
(in millions)	Private Label MBS	State and Local Agency Obligations	Private Label MBS	State and Local Agency Obligations
AMBAC Assurance Corporation (AMBAC)	$15.4	$—	$17.5	$—
Financial Guaranty Insurance Co. (FGIC)	3.2	—	3.6	—
Assured Guaranty Municipal Corp (AGMC)	20.7	—	23.3	—
MBIA Insurance Corporation (MBIA)	15.6	—	17.7	—
National Public Finance Guarantee Corp. (NPFG)	—	72.2	—	127.3
Total	$54.9	$72.2	$62.1	$127.3

In 2009, Financial Security Assurance Inc. (FSA) was acquired by Assured Guaranty Ltd and subsequently renamed Assured Guaranty Municipal Corp (AGMC). AGMC continues to guarantee legacy private label MBS; however, going forward, it is only underwriting securities in the municipal market.

The following table presents the credit rating of the Bank's monoline insurers as of September 30, 2010.

	Moody's	S&P	Fitch(1)
AMBAC	Caa2	—	—
AGMC(2)	Aa3	AAA	—
MBIA	B3	BB+	—
NPFG	Baa1	A	—
FGIC(3)	—	—	—
Notes:
(1) Fitch is no longer rating these entities.
(2) As of October 31, 2010, AGMC was downgraded to AA+.
(3) FGIC is no longer being rated.

In addition, the Bank had three prime reperforming MBS, the underlying mortgage loans of which are government-guaranteed which generally provides for the substantial repayment of principal, at September 30, 2010, with a total par balance of $35.6 million and total fair value of $26.1 million at September 30, 2010. These three securities were all rated “below investment grade” at September 30, 2010.

Other-Than-Temporary Impairment. In the first nine months of 2010, the Bank recognized $145.3 million of credit-related OTTI charges in earnings (the credit loss) related to private label MBS, after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. The Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities).

The Bank's estimate of cash flows has a significant impact on the determination of credit losses. Cash flows expected to be collected are based on the performance and type of private label MBS and the Bank's expectations of the economic environment. To ensure consistency in determination of the OTTI for private label MBS among all FHLBanks, each quarter the Bank works with the FHLBank OTTI Governance Committee (the OTTI Committee) to update its OTTI analysis based on actual loan performance and current housing market assumptions in the collateral loss projection models, which generate the estimated cash flows from the Bank's private label MBS.

In performing the cash flow analysis on the majority of the Bank’s private label MBS, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the majority of the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), and were based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of ten thousand or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 10 percent over the next six months. Thereafter, home prices are projected to remain flat for the first year, then increase 1 percent in the second year, 3, 4, 5 and 6 percent in years three through six and 4 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. A table of the significant assumptions (including default rates, prepayment rates and loss severities) used on those securities on which an OTTI was determined to have occurred during the three months ended September 30, 2010 is included in Note 6 to the unaudited financial statements in Item 1. Financial Statements and Supplementary Financial Data included in the quarterly report filed on this Form 10-Q. The classification is initially determined by the original classification of the bond. However, the cash flow model will override (i.e., lower) this classification if certain criteria are met, which will result in higher losses recorded.

Of the $145.3 million of credit losses recognized during the first nine months of 2010, $27.6 million was recognized as a result of the first quarter OTTI analysis, $110.7 million from the second quarter, and $7.0 million from the third quarter.

The majority of the 2010 credit losses were recorded during the second quarter. The second quarter OTTI analysis resulted in more pessimistic assumptions due to the then current and forecasted economic trends affecting underlying loans. The trends reflected ongoing pressure on housing prices from persistently high inventories of unsold properties, the impacts on anticipated borrower behavior of continued high unemployment, and increased incentives to default by borrowers whose houses are now worth less than the balance of their mortgages. The most significant input assumption changes that quarter were increases in the prime collateral projection of future delinquencies and increases in default frequency from past due status.

The third quarter OTTI analysis did not significantly change from the second quarter analysis. Based on current and forecasted economic trends, the housing price forecast deteriorated by extending the current-to-trough forecast and extending the recovery period. This was offset by reducing delinquency roll rates on 2006 and 2007 prime private label MBS based on actual performance. In addition, certain securities classified as Alt-A performance deteriorated, which resulted in higher credit losses. As a result of the third quarter assumptions, the Bank had no new private label MBS become OTTI. Further assumption changes in future periods could materially impact the amount of OTTI credit-related losses which could be recorded.

The Bank's prime 2007 and 2006 vintage bonds experienced the most severe credit losses, representing 71 percent of the $145.3 million. Additionally, 2007 and 2006 vintage bonds have experienced performance deterioration in the form of higher delinquencies and/or a reduction in the level of credit enhancement available to the securities. The Bank's Alt-A 2007 and 2006 vintage bonds also represent a significant percentage of the Bank's 2010 credit loss at 24 percent of the total. Together, prime and Alt-A 2006 and 2007 vintage bonds represent 95 percent of the Bank's 2010 credit loss.

Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the OTTI Committee performed analyses to assess the financial strength of these monoline insurers and established a burnout period by monoline insurer. The burnout period represents the date at which the OTTI Committee estimates that the monoline insurer would be unable to meet its obligation of timely principal and interest payments. Shortfalls that occur before the burnout period expires are not considered a loss. During the first nine months of 2010, the Bank received payments on three HELOCs from monoline bond insurers in accordance with contractual terms. However, during the second quarter of 2010, the Bank stopped receiving payments from AMBAC on a HELOC because AMBAC has suspended all payments until they receive approval from their regulator.

The following table presents the burnout period by monoline insurer used by the Bank.

Monoline Insurer	Burnout Period	UPB (in millions)
AGMC	No expiration	$20.7
AMBAC	n/a	15.4
MBIA	June 30, 2011	15.6
FGIC	n/a	3.2
n/a - The Bank assumes it will receive no payments from these monoline insurers.

Based on the Bank's OTTI evaluation, the Bank has determined that 48 of its private label MBS were other-than-temporarily impaired at September 30, 2010 (i.e., they are projected to incur a credit loss during their life). There were no new private label MBS deemed to be OTTI during the three months ended September 30, 2010. The Bank recognized $307.1 million of credit losses on these securities life-to-date as of September 30, 2010. The life-to-date credit losses exclude actual principal write-downs realized, which are reflected as a reduction of par and credit loss. During the third quarter 2010, the Bank realized $2.5 million of actual principal writedowns on two private label MBS. By comparison, at September 30, 2009, the Bank had determined that 36 of its private label MBS were other-than-temporarily impaired. The Bank recognized $173.1 million of credit losses on these securities life-to-date as of September 30, 2009. This comparison does not incorporate the three private label MBS that were sold and discussed below.

The following tables present the amount of credit-related and noncredit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities, during the three and nine months ended September 30, 2010 and 2009.

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$(2.9)	$(19.4)	$(22.3)

Securities previously impaired prior to the current period	(7.0)	7.0	—	(142.4)	142.1	(0.3)
Total OTTI	$(7.0)	$7.0	$—	$(145.3)	$122.7	$(22.6)

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$(2.8)	$(180.9)	$(183.7)	$(103.6)	$(845.4)	$(949.0)

Securities previously impaired prior to the current period	(90.5)	83.7	(6.8)	(59.5)	33.0	(26.5)
Total OTTI	$(93.3)	$(97.2)	$(190.5)	$(163.1)	$(812.4)	$(975.5)

Each quarter the Bank updates its estimated cash flow projections, the Bank may determine that there is an increase in the estimated cash flows the Bank will receive. This increase in cash flows is recorded as an increase in the yield on the Bank's investment and is recognized over the life of the investment. The Bank recognized an increase in yield on certain private label MBS which resulted in $2.4 million and $0.2 million of additional interest income for the nine months ended September 30, 2010 and 2009, respectively.

Beginning in second quarter 2009, the Bank transferred private label MBS from held-to-maturity to available-for-sale when an OTTI credit loss had been recorded on the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than temporarily impaired securities when market conditions improve without tainting the Bank's entire held-to-maturity portfolio. During third quarter 2010, the Bank transferred no private label MBS from held-to-maturity to available-for-sale because the Bank had no new OTTI private label MBS. For the nine months ended September 30, 2010, the Bank transferred 7 private label MBS with a fair value of $319.2 million as of the date of the transfer.

In addition, during 2010, the Bank sold three private label MBS for $234.6 million and realized a net gain of $8.3 million. These securities had a par balance of $302.0 million and an amortized cost of $226.3 million.

In its ongoing review, management will continue to evaluate all impaired securities, including those on which charges for OTTI have been recorded. Material credit losses have occurred in the first nine months of 2010 and are expected in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral as well as the Bank's future modeling assumptions. Many factors could influence the future modeling assumptions including economic, financial market and housing conditions. If performance of the underlying loan collateral deteriorates and/or the Bank's modeling assumptions become more pessimistic, the Bank could experience further losses on the portfolio. At the present time, the Bank cannot estimate the future amount of any additional credit losses.

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, including HELOC investments, the Bank performed a cash flow analysis under one additional scenario that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario showed a larger home price decline and a slower rate of housing price recovery. Specifically, the current-to-trough forecast showed a decline of 5 percentage points more than the base case current-to-trough housing price decline, and the housing price recovery path has housing prices reflecting no increase for two years after the trough is reached, a 1 percent increase in the third year, a 2 percent increase in the fourth and fifth years, and a 3 percent per year increase thereafter.

As shown in the table below, based on the estimated cash flows of the Bank's private label MBS under the adverse case scenario, the Bank's third quarter 2010 credit losses would have increased $43.6 million. The increase in the credit loss under the adverse case scenario is the result of the credit loss increasing on securities currently identified as OTTI at September 30, 2010. The impact of additional securities not currently identified as OTTI at September 30, 2010 was not significant. The adverse scenario estimated cash flows were generated using the same model (prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The adverse case housing price forecast is not management's best estimate forecast and should not be used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

Housing Price Scenarios
OTTI Credit Loss - Base vs. Stress Scenario
For the Three Months Ended September 30, 2010

	Base Case			Adverse Case
($ in millions)	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Prime	4	$185.4	$0.0	14	$923.1	$(7.0)
Alt-A	8	626.2	(6.2)	19	1,211.3	(40.3)
Subprime	1	2.8	(0.3)	1	2.8	(0.5)
HELOCs	4	25.5	(0.5)	6	34.2	(2.8)
Total	17	$839.9	$(7.0)	40	$2,171.4	$(50.6)

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure, including the necessary credit enhancement (CE). These assets carry CEs, which give them the approximate equivalent of a AA credit rating, although the CE is not actually rated. The Bank had net mortgage loan balances of $4.7 billion and $5.2 billion at September 30, 2010 and December 31, 2009, respectively, after allowance for credit losses of $3.2 million and $2.7 million, respectively. The increase in the allowance for credit losses related to the mortgage loan portfolio was driven by several factors, including updated default and loss assumptions and higher delinquencies.

Mortgage Insurers. The Bank's MPF Program currently has credit exposure to nine mortgage insurance companies to provide both primary mortgage insurance and supplemental mortgage insurance under its various programs. The Bank closely monitors the financial condition of these mortgage insurers.

None of the Bank's mortgage insurers currently maintain a rating of A+ or better by at least one NRSRO. As required by the Program, for ongoing primary mortgage insurance, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement. The MPF Plus product requires supplemental mortgage insurance under the Program but the Bank had no open MPF Plus Master Commitments at September 30, 2010 and has not purchased loans under MPF Plus Commitments since July 2006.

The following tables present mortgage insurance provider credit exposure and concentrations with coverage greater than 10 percent of total coverage as of September 30, 2010 and December 31, 2009.

(dollars in millions)	September 30, 2010
	Credit Rating (Fitch/ Moody's/Standard & Poor's)	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Total Credit Exposure	Percent of Total
Genworth Mortgage Insurance Corp. (Genworth)	- / Baa2 / BBB	$6.4	$51.5	$57.9	43.2%
Mortgage Guaranty Insurance Corp. (MGIC)	- / Ba3 / B+	23.6	3.4	27.0	20.1%
Republic Mortgage Insurance Company (RMIC)	BBB- / Ba1 / BBB-	12.7	5.1	17.8	13.3%
Other insurance providers		30.2	1.1	31.3	23.4%
Total		$72.9	$61.1	$134.0	100.0%

(dollars in millions)	December 31, 2009
	Credit Rating (Fitch/ Moody's/Standard & Poor's)	Primary Mortgage Insurance	Supplemental Mortgage Insurance	Total Credit Exposure	Percent of Total
Genworth Mortgage Insurance Corp. (Genworth)	- / Baa2 / BBB-	$6.9	$51.4	$58.3	40.7
Mortgage Guaranty Insurance Corp. (MGIC)	BB- / Ba2 / B+	24.2	3.6	27.8	19.4
Republic Mortgage Insurance Company (RMIC)	BBB- / Baa2 / BBB-	15.4	5.1	20.5	14.3
PMI Mortgage Insurance Co. (PMI)	- / Ba3 / B+	13.6	0.8	14.4	10.0
Other insurance providers	—	22.0	0.4	22.4	15.6
Total		$82.1	$61.3	$143.4	100.0

Banking On Business (BOB) Loans. The Bank offers the BOB loan program, which is targeted to small businesses in the Bank's district. The program's objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development. However, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans. If the business is unable to repay the loan, it may be forgiven at the member's request, subject to the Bank's approval. The entire BOB program is classified as a nonaccrual loan portfolio due to the fact that the Bank has doubt about the ultimate collection of the contractual principal and interest of the loans. Therefore, interest income is not accrued on these loans; income is recognized on a cash-basis when received.

Derivative Counterparties. The Bank is subject to credit risk arising from the potential non-performance by derivative counterparties with respect to the agreements entered into with the Bank, as well as certain operational risks relating to the management of the derivative portfolio. In management of this credit risk, the Bank follows the policies established by the Board regarding unsecured extensions of credit. For all derivative counterparties, the Bank selects only highly-rated derivatives dealers and major banks that meet the Bank's eligibility criteria.

The table below reflects only those counterparties to which the Bank has net credit exposure at September 30, 2010 and December 31, 2009. In addition, the maximum credit exposure represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank and the net credit exposure represents maximum credit exposure less the protection afforded by contractually required collateral held by the Bank.

	September 30, 2010
(dollars in millions) Credit Rating(1)	Number of Counterparties	Notional Principal Outstanding	Maximum Credit Exposure	Cash Collateral Held	Net Credit Exposure
AA	3	$1,978.0	$40.4	$8.4	$32.0
A	2	3,631.3	27.8	20.9	6.9
Total	5	$5,609.3	$68.2	$29.3	$38.9

	December 31, 2009
(dollars in millions) Credit Rating(1)	Number of Counterparties	Notional Principal Outstanding	Maximum Credit Exposure	Cash Collateral Held	Net Credit Exposure
AA	2	$440.0	$3.4	$—	$3.4
A	2	125.0	4.2	—	4.2
Total	4	$565.0	$7.6	$—	$7.6
Note:
(1) Credit ratings reflect the lowest rating from the credit rating agencies. These tables do not reflect changes in any rating, outlook or watch status after September 30, 2010 and December 31, 2009. The Bank measures credit exposure through a process which includes internal credit review and various external factors.

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies that are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank's liquidity resources are designed to support these financial strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank's assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Effective March 6, 2009, the Finance Agency provided final guidance requiring the Bank to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank can not access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that during that period it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the five calendar day contingency liquidity requirement discussed below. The requirement is designed to enhance the Bank's protection against temporary disruptions in access to the FHLBank System debt markets. Longer term contingency liquidity is discussed in the contingency liquidity section which follows.

Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. At September 30, 2010, the Bank's consolidated obligation bonds outstanding decreased to $36.4 billion compared to $49.1 billion as of December 31, 2009. Total discount notes outstanding at September 30, 2010 increased to $12.3 billion compared to $10.2 billion at December 31, 2009, to fund the Bank's investment opportunities.

The Bank's investments also represent a key source of liquidity. Total investments available for liquidation may include trading securities, available-for-sale securities, Federal funds sold and certificates of deposit. Trading securities and available-for-sale securities are reported at fair value. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasuries, TLGP investments, U.S. agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. The Bank utilizes repurchase transactions as a contingent source of liquidity. The Bank does not actively engage in repurchase transactions, nor does it utilize them as a method to improve the appearance of its financial results. In addition, U.S. Treasuries may be used as collateral for derivative counterparty obligations in lieu of cash.

For further information on the Bank's liquidity risks, see additional discussion in Item 1A. Risk Factors entitled “The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank's liquidity. In addition, if the Bank's ability to access the long-term debt markets would be limited, this may have a material adverse effect on its liquidity, results of operations and financial condition, as well as its ability to fund operations, including advances.” in the Bank's 2009 Annual Report filed on Form 10-K.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers' credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank's primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold. Member loan growth may initially be funded by maturing on-balance sheet liquid investments, but within a short time the growth is usually funded by new issuances of consolidated obligations. The capital to support the loan growth is provided by the borrowing members, through their capital requirements, which are based in part on outstanding loans.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions; operational disruptions at other FHLBanks or the OF; or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a Liquidity and Funds Management Policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and (4) if necessary, allowing loans to mature without renewal. The Bank's GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access. The Bank was in compliance with this requirement at September 30, 2010.

Additionally, consistent with regulatory requirements, the Bank's liquidity and funds management policy has historically required the Bank to hold contingency liquidity sufficient to meet the Bank's estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank's liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank's ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank's access to the capital markets has never been interrupted to the extent the Bank's ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, securities available for repurchase agreements, trading securities, available-for-sale securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At September 30, 2010 and December 31, 2009, excess contingency liquidity was approximately $11.4 billion and $12.9 billion, respectively.

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

On October 25, 2010, the FHLBank of Seattle and the Finance Agency entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order). Among other things, the Consent Order includes certain prohibitions on dividends and requires the FHLBank Seattle to undertake an asset improvement program and submit a capital repurchase plan to the Finance Agency. The Consent Order also establishes a stabilization period that ends with the filing of the FHLBank of Seattle’s June 30, 2011 financial statements with the Securities and Exchange Commission. During this period, the FHLBank of Seattle’s classification as "undercapitalized" will remain in place with the FHLBank of Seattle subject to the continuing prohibitions on stock redemptions and repurchases. Subsequently, the FHLBank of Seattle may begin repurchasing member stock at par upon achieving and maintaining financial thresholds established by the Finance Agency as part of its supervisory process. Any stock repurchases and redemptions and dividend payments will be subject to Finance Agency approval.

The Bank believes that the above-mentioned action does not materially increase the risk to the Bank under its joint and several liability obligation. Management continues to perform appropriate due diligence as well as closely monitor any developments in the financial condition and regulatory status of FHLBank of Seattle. However, while supervisory orders and agreements are sometimes publicly announced, the Bank cannot provide assurance that it has been informed or will be informed of regulatory actions taken at other FHLBanks that may impact the Bank's risk.

Operating and Business Risks

The Bank is exposed to various operating and business risks. Operating risk is the risk of unexpected loss resulting from human error, systems malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls, categorized as compliance, fraud, legal, information and personnel risk. Business risk is the risk of an adverse impact on the Bank's profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. The Bank has established operating policies and procedures to manage each of the specific operating and business risks. For additional information on operating and business risks, see the “Operating and Business Risks” discussion in the Risk Management section of Item 7. Management's Discussion and Analysis in the Bank's 2009 Annual Report filed on Form 10-K.

Item 1: Financial Statements (unaudited)
Financial Statements for the Three and Nine Months Ended
September 30, 2010 and 2009
Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
(in thousands, except per share amounts)	2010	2009	2010	2009
Interest income:
Advances	$86,001	$114,002	$238,637	$522,770
Prepayment fees on loans to members, net	443	1,805	2,163	4,702
Interest-bearing deposits	220	283	596	11,050
Federal funds sold	2,044	1,857	5,333	1,910
Trading securities (Note 3)	672	1,388	2,721	12,453
Available-for-sale securities	42,126	28,587	126,197	29,524
Held-to-maturity securities	53,678	97,934	175,034	382,704
Mortgage loans held for portfolio	60,160	67,613	186,167	214,767
Total interest income	245,344	313,469	736,848	1,179,880
Interest expense:
Consolidated obligation discount notes	5,943	5,323	13,577	38,891
Consolidated obligation bonds	188,546	240,345	553,841	940,048
Deposits	265	308	677	1,114
Other borrowings	12	16	52	50
Total interest expense	194,766	245,992	568,147	980,103
Net interest income before provision (benefit) for credit losses	50,578	67,477	168,701	199,777
Provision (benefit) for credit losses	(1,324)	1,380	(2,721)	2,892
Net interest income after provision (benefit) for credit losses	51,902	66,097	171,422	196,885
Other income (losses):
Total OTTI losses (Note 6)	—	(190,511)	(22,598)	(975,561)
Portion of OTTI losses recognized in other comprehensive loss (Note 6)	(7,060)	97,167	(122,766)	812,392
Net OTTI losses (Note 6)	(7,060)	(93,344)	(145,364)	(163,169)
Net gains (losses) on trading securities (Note 3)	63	1,535	(659)	1,219
Net gains on sale of available-for-sale securities (Note 4)	8,449	—	8,331	—
Net gains (losses) on derivatives and hedging activities (Note 9)	4,849	(4,481)	(7,722)	6,744
Contingency reserve (Note 14)	—	—	—	(35,314)
Services fees	621	600	1,893	1,844
Other, net	2,091	2,404	5,986	6,638
Total other income (losses)	9,013	(93,286)	(137,535)	(182,038)
Other expense:
Salaries and benefits expense	9,312	8,591	26,169	24,821
Other operating expense	5,135	6,384	16,407	17,847
Finance Agency expense	870	701	2,720	2,179
Office of Finance expense	529	542	1,808	1,880
Total other expense	15,846	16,218	47,104	46,727
Income (loss) before assessments	45,069	(43,407)	(13,217)	(31,880)
Affordable Housing Program	—	(941)	—	—
REFCORP	—	(2,117)	—	—
Total assessments	—	(3,058)	—	—
Net income (loss)	$45,069	$(40,349)	$(13,217)	$(31,880)
Earnings (loss) per share:
Weighted average shares outstanding (excludes mandatorily redeemable capital stock)	40,527	40,097	40,295	40,018
Basic and diluted earnings (loss) per share	$1.11	$(1.01)	$(0.33)	$(0.80)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

(in thousands, except par value)	September 30, 2010	December 31, 2009
ASSETS
Cash and due from banks	$161,480	$1,418,743
Interest-bearing deposits	11,504	7,571
Federal funds sold	3,810,000	3,000,000
Investment securities:
Trading securities (Note 3)	1,136,238	1,286,205
Available-for-sale securities, at fair value (Note 4)	2,374,331	2,397,303
Held-to-maturity securities; fair value of $10,870,065 and $10,106,225, respectively (Note 5)	10,966,740	10,482,387
Advances (Note 7)	31,594,911	41,177,310
Mortgage loans held for portfolio (Note 8), net of allowance for credit losses of $3,155 and $2,680, respectively	4,740,799	5,162,837
Banking on Business loans, net of allowance for credit losses of $5,651 and $9,481, respectively	14,879	11,819
Accrued interest receivable	187,436	229,005
Prepaid REFCORP assessment	39,641	39,641
Premises, software and equipment, net	20,060	21,707
Derivative assets (Note 9)	38,877	7,662
Other assets	42,648	48,672
Total assets	$55,139,544	$65,290,862

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited) (continued)

(in thousands, except par value)	September 30, 2010	December 31, 2009
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$1,118,716	$1,257,717
Noninterest-bearing	45,599	26,613
Total deposits	1,164,315	1,284,330
Consolidated obligations, net: (Note 10)
Discount notes	12,251,889	10,208,891
Bonds	36,401,190	49,103,868
Total consolidated obligations, net	48,653,079	59,312,759
Mandatorily redeemable capital stock (Note 11)	36,015	8,256
Accrued interest payable	208,230	301,495
Affordable Housing Program	15,138	24,541
Derivative liabilities (Note 9)	700,396	623,524
Other liabilities	98,730	22,844
Total liabilities	50,875,903	61,577,749
Commitments and contingencies (Note 14)	—	—
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding shares:
41,468 and 40,181 shares in 2010 and 2009, respectively	4,146,769	4,018,065
Retained earnings	375,771	388,988
Accumulated other comprehensive income (loss) (AOCI) (Note 11):
Net unrealized loss on available-for-sale securities	(1,086)	(2,020)
Net noncredit portion of OTTI losses on available-for-sale securities	(257,436)	(691,503)
Net unrealized gain relating to hedging activities	263	264
Pension and post-retirement benefits	(640)	(681)
Total AOCI	(258,899)	(693,940)
Total capital	4,263,641	3,713,113
Total liabilities and capital	$55,139,544	$65,290,862
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	For The Nine Months Ended September 30,
(in thousands)	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$(13,217)	$(31,880)
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,169	(234,004)
Change in net fair value adjustment on derivative and hedging activities	37,030	382,498
OTTI credit losses	145,364	163,169
Other adjustments	(11,056)	2,897
Net change in:
Trading securities	149,967	(778,491)
Accrued interest receivable	41,576	171,736
Other assets	742	38,832
Accrued interest payable	(93,261)	(200,848)
Other liabilities(1)	(9,171)	(13,806)
Total adjustments	278,360	(468,017)
Net cash provided by (used in) operating activities	$265,143	$(499,897)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(3,933) and $(1,089) from other FHLBanks for mortgage loan program)	$17,875	$5,907,811
Federal funds sold	(810,000)	(2,850,000)
Premises, software and equipment	(2,642)	(3,052)
Available-for-sale securities:
Proceeds (includes $234,586 and $0 from sales of available-for-sale securities)	659,808	92,718
Purchases	—	(2,300)
Held-to-maturity securities:
Net change in short-term	50,000	(1,250,000)
Proceeds from long-term	1,480,731	2,819,717
Purchases of long-term	(2,270,107)	(735,000)
Advances:
Proceeds	75,396,537	117,045,916
Made	(65,528,106)	(97,104,437)
Mortgage loans held for portfolio:
Proceeds	691,286	1,188,002
Purchases	(275,137)	(378,229)
Net cash provided by investing activities	$9,410,245	$24,731,146

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited) (continued)

	For The Nine Months Ended September 30,
(in thousands)	2010	2009
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(90,702)	$(472,407)
Net payments for derivative contracts with financing elements	(112,731)	(158,462)
Net proceeds from issuance of consolidated obligations:
Discount notes	47,116,663	122,665,348
Bonds (none from other FHLBanks)	12,492,850	20,489,596
Payments for maturing and retiring consolidated obligations:
Discount notes	(45,076,061)	(134,032,952)
Bonds (none from other FHLBanks)	(25,419,133)	(32,451,614)
Proceeds from issuance of capital stock	160,362	34,931
Payments for repurchase/redemption of mandatorily redeemable capital stock	(3,899)	—
Net cash (used in) financing activities	$(10,932,651)	$(23,925,560)
Net (decrease) increase in cash and cash equivalents	$(1,257,263)	$305,689
Cash and cash equivalents at beginning of the period	1,418,743	67,577
Cash and cash equivalents at end of the period	$161,480	$373,266
Supplemental disclosures:
Interest paid during the period	$667,978	$1,358,692
AHP payments, net	9,403	15,447
Transfers of mortgage loans to real estate owned	16,918	12,436
Non-cash transfer of OTTI held-to-maturity security to available-for-sale	319,194	1,996,599
Note:
(1)Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable
(in thousands)	Shares	Par Value	Retained Earnings	AOCI	Total Capital
Balance December 31, 2008	39,817	$3,981,688	$170,484	$(17,305)	$4,134,867
Cumulative effect of adjustments to opening balance relating to amended OTTI guidance	—	$—	$255,961	$(255,961)	$—
Proceeds from sale of capital stock	349	34,931	—	—	34,931
Net shares reclassified to mandatorily redeemable capital stock	(35)	(3,515)	—	—	(3,515)
Comprehensive income (loss):
Net loss	—	—	(31,880)	—	(31,880)
Other comprehensive income (loss):
Net unrealized gains on available-for-sale securities:
Unrealized gains	—	—	—	3,226	3,226
Net noncredit portion of OTTI losses on available-for-sale securities:
Noncredit portion of OTTI losses including noncredit OTTI losses transferred from held-to-maturity securities and subsequent fair value adjustments	—	—	—	(884,657)	(884,657)
Reclassification of noncredit portion of impairment losses included in net income	—	—	—	79,107	79,107
Net noncredit portion of OTTI losses on held-to- maturity securities:
Noncredit portion of OTTI losses	—	—	—	(912,203)	(912,203)
Reclassification of noncredit portion of OTTI losses included in net income	—	—	—	24,645	24,645
Accretion of noncredit portion of OTTI losses	—	—	—	30,595	30,595
Reclassification of noncredit portion of OTTI losses to available- for-sale securities	—	—	—	1,086,075	1,086,075
Reclassification adjustment for losses (gains) included in net income relating to hedging activities	—	—	—	1,151	1,151
Pension and postretirement benefits	—	—	—	97	97
Total comprehensive loss	—	—	(31,880)	(571,964)	(603,844)
Balance September 30, 2009	40,131	$4,013,104	$394,565	$(845,230)	$3,562,439
Balance at December 31, 2009	40,181	$4,018,065	$388,988	$(693,940)	$3,713,113
Proceeds from sale of capital stock	1,604	$160,362	—	—	$160,362
Net shares reclassified to mandatorily redeemable capital stock	(317)	(31,658)	—	—	(31,658)
Comprehensive income (loss):
Net loss	—	—	(13,217)	—	(13,217)
Other comprehensive income (loss):
Net unrealized gains on available-for-sale securities:
Unrealized gains	—	—	—	934	934
Reclassification adjustment for gains included in net income	—	—	—	(8,331)	(8,331)
Net noncredit portion of OTTI losses on available-for-sale securities:
Noncredit portion of OTTI losses including noncredit OTTI losses transferred from held-to-maturity securities and subsequent fair value adjustments	—	—	—	300,018	300,018
Reclassification of noncredit portion of OTTI losses included in net income	—	—	—	142,380	142,380
Net noncredit portion of OTTI losses on held-to-maturity securities:
Noncredit portion of OTTI losses	—	—	—	(19,614)	(19,614)
Reclassification of noncredit portion of OTTI losses to available-for-sale securities	—	—	—	19,614	19,614
Reclassification adjustment for losses (gains) included in net income relating to hedging activities	—	—	—	(1)	(1)
Pension and postretirement benefits	—	—	—	41	41
Total comprehensive income (loss)	—	—	(13,217)	435,041	421,824
Balance at September 30, 2010	41,468	$4,146,769	$375,771	$(258,899)	$4,263,641

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

All members must purchase stock in the Bank. The amount of capital stock members own was previously based on outstanding loans, unused borrowing capacity and principal balance of residential mortgage loans previously sold to the Bank. See Note 11 for additional information. The Bank’s Capital Plan was amended effective July 1, 2010. All members will be required to fully transition to the amended Capital Plan by the first Membership Asset Value re-calculation date of April 10, 2011. See discussion regarding details of the Amended Capital Plan in the Capital Resources discussion in Item 2. Management's Discussion and Analysis in this quarterly report filed on Form 10-Q. In addition, the Amended Capital Plan was filed as Exhibit 4.1.1 to the Second Quarter 2010 quarterly report filed on Form 10-Q on August 9, 2010. The Bank considers those members with capital stock outstanding in excess of 10 percent of total capital stock outstanding to be related parties. See Note 12 for additional information.

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

Improving Disclosures about Fair Value Measurements.  During January 2010, the FASB issued amended guidance specific to fair value disclosures. The amended guidance requires that the Bank disclose: (1) the amounts of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for such transfers and (2) separately, the amount of purchases, sales, issuance and settlement activity in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The amended guidance clarifies that fair value disclosures should be provided for each class of assets and liabilities, which would normally be a subset of a line item in the Statement of Condition. The amended guidance also requires additional disclosure regarding inputs and valuation techniques used to measure fair values classified under Levels 2 or 3 of the fair value hierarchy. With the exception of the required changes noted above related to the reconciliation of Level 3 fair values, which are effective for the Bank January 1, 2011, the Bank adopted the amended guidance on January 1, 2010, which resulted in increased financial statement disclosures as reflected in Note 13 to these unaudited financial statements, but had no impact on the Bank’s Statement of Operations and Statement of Condition.

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

Scope Exception Related to Embedded Credit Derivatives.  During March 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, contracts containing an embedded derivative feature in a form other than such subordination will need to be assessed to determine if bifurcation and separate accounting as a derivative is required. The Bank adopted this guidance on July 1, 2010. The Bank’s adoption of this guidance had no impact on its Statement of Operations and Statement of Condition.

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

Notes to Financial Statements (unaudited) (continued)

Note 3 – Trading Securities

The following table presents trading securities as of September 30, 2010 and December 31, 2009.

(in thousands)	September 30, 2010	December 31, 2009
TLGP investments	$250,059	$250,008
U.S. Treasury bills	879,778	1,029,499
Mutual funds offsetting deferred compensation	6,401	6,698
Total	$1,136,238	$1,286,205

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $6.4 million and $6.7 million at September 30, 2010 and December 31, 2009, respectively.

The Bank recorded net gains on trading securities of $63 thousand and $1.5 million for the third quarter of 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, the Bank recorded a net loss on trading securities of $659 thousand and a net gain of $1.2 million, respectively. Interest income on trading securities was $672 thousand and $1.4 million for the quarters ended September 30, 2010 and 2009, respectively, and $2.7 million and $12.5 million for the nine months ended September 30, 2010 and 2009, respectively.

Note 4 – Available-for-Sale Securities

The following table presents available-for-sale securities as of September 30, 2010 and December 31, 2009.

	September 30, 2010
(in thousands)	Amortized Cost(1)	OTTI Recognized in OCI(2)	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
Private label MBS:
Private label residential MBS	2,607,326	(817,715)	568,295	(1,091)	2,356,815
HELOCs	23,534	(13,198)	5,182	—	15,518
Total private label MBS	2,630,860	(830,913)	573,477	(1,091)	2,372,333
Total available-for-sale securities	$2,632,853	$(830,913)	$573,482	$(1,091)	$2,374,331

Notes to Financial Statements (unaudited) (continued)

	December 31, 2009
(in thousands)	Amortized Cost(1)	OTTI Recognized in OCI(2)	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$2	$—	$1,995
Private label MBS:
Private label residential MBS	3,061,870	(1,026,734)	347,859	(2,022)	2,380,973
HELOCs	26,963	(13,225)	597	—	14,335
Total private label MBS	3,088,833	(1,039,959)	348,456	(2,022)	2,395,308
Total available-for-sale securities	$3,090,826	$(1,039,959)	$348,458	$(2,022)	$2,397,303
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection  of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance  with the transition provisions of the amended OTTI guidance).
(2)Represents the noncredit portion of an OTTI recognized during the life of the security.
(3)Unrecognized holding gains/(losses) represent the difference between estimated fair value and amortized cost less OTTI  recognized in other comprehensive loss.

The mutual funds are held in a Rabbi trust to secure a portion of the Bank’s supplemental retirement obligation. This obligation was $4.0 million at both September 30, 2010 and December 31, 2009, respectively.

The following table presents a reconciliation of the available-for-sale OTTI loss recognized through AOCI to the total net noncredit portion of OTTI losses on available-for-sale securities in AOCI as of September 30, 2010.

(in thousands)	September 30, 2010
Total OTTI loss recognized in OCI	$(830,913)
Subsequent unrecognized changes in fair value	573,477
Net noncredit portion of OTTI losses on available-for-sale securities in AOCI	$(257,436)

The following tables summarize the available-for-sale securities with unrealized losses as of September 30, 2010 and December 31, 2009. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2010
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Private label:
Private label residential MBS	$—	$—	$2,308,008	$(251,747)	$2,308,008	$(251,747)
HELOCs	—	—	15,518	(8,016)	15,518	(8,016)
Total private label MBS	—	—	2,323,526	(259,763)	2,323,526	(259,763)
Total available-for-sale securities	$—	$—	$2,323,526	$(259,763)	$2,323,526	$(259,763)

Notes to Financial Statements (unaudited) (continued)

	December 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Private label:
Private label residential MBS	$—	$—	$2,380,973	$(680,897)	$2,380,973	$(680,897)
HELOCs	—	—	14,335	(12,628)	14,335	(12,628)
Total private label MBS	—	—	2,395,308	(693,525)	2,395,308	(693,525)
Total available-for-sale securities	$—	$—	$2,395,308	$(693,525)	$2,395,308	$(693,525)
Note:
(1)As a result of differences in the definitions of unrealized losses and unrecognized holding losses, total unrealized losses in the table above will not agree with total gross unrecognized holding losses in the previous tables. Unrealized losses include OTTI recognized in OCI and gross unrecognized holding gains and losses.

Securities Transferred.  Beginning in second quarter 2009, the Bank transferred investment securities from held-to-maturity to available-for-sale when an OTTI credit loss had been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. During the third quarter of 2010, the Bank sold two available-for-sale private label MBS and realized gains of $8.4 million. For the first nine months of 2010, the Bank sold three available-for-sale private label MBS and realized net gains of $8.3 million. As of September 30, 2010, the Bank had no current intention to sell additional securities that are in the available-for-sale portfolio, nor is it under any requirement to do so. However, conditions could change and the Bank may decide to sell additional securities out of the available-for-sale portfolio. For the three months ended September 30, 2010, the Bank transferred no private label MBS from held-to-maturity to available-for-sale. For the nine months ended September 30, 2010, the Bank transferred seven private label MBS from held-to-maturity to available-for-sale, as an OTTI credit loss was recorded on these securities during the first or second quarters of 2010.

The following table presents the information on the private label MBS transferred during the first nine months of 2010 and 2009.

(in thousands)		Amortized Cost	OTTI Recognized in OCI	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
September 30, 2010 transfers		$—	$—	$—	$—	$—
June 30, 2010 transfers	315,540	315,540	(17,470)	—	—	298,070
March 31, 2010 transfers	23,268	23,268	(2,144)	—	—	21,124
Total September 2010 year-to-date transfers	338,808	$338,808	$(19,614)	$—	$—	$319,194

September 30, 2009 transfers	1,047,646	$1,047,646	$(265,690)	$19,161	$—	$801,117
June 30, 2009 transfers		2,035,028	(820,385)	22,435	—	1,237,078
Total September 2009 year-to-date transfers	3,082,674	$3,082,674	$(1,086,075)	$41,596	$—	$2,038,195

Redemption Terms.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees.

As of September 30, 2010, the amortized cost of the Bank’s MBS classified as available-for-sale included net purchased discounts of $20.1 million and credit losses of $307.1 million, partially offset by OTTI-related accretion adjustments of $13.6 million. As of December 31, 2009, the amortized cost of the Bank’s MBS classified as available-for-sale included net purchased discounts of $18.5 million and credit losses of $238.6 million, partially offset by OTTI-related accretion adjustments of $16.2 million.

Notes to Financial Statements (unaudited) (continued)

Interest Rate Payment Terms.  The following table details interest payment terms for available-for-sale MBS at September 30, 2010 and December 31, 2009.

(in thousands)	September 30, 2010	December 31, 2009
Amortized cost of available-for-sale MBS:
Pass through securities:
Fixed-rate	$1,043,105	$1,464,702
Variable-rate	44,961	53,370
Collateralized mortgage obligations:
Fixed-rate	1,473,629	1,492,169
Variable-rate	69,165	78,592
Total available-for-sale MBS	$2,630,860	$3,088,833
Note: Certain MBS have a fixed-rate component for a specified period of time, then have a rate reset on a given date. Examples of this type of instrument would include securities supported by underlying 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages (ARMs). In addition, certain of these securities may have a provision within the structure that permits the fixed rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is then considered to be variable-rate.

Realized Gains and Losses.  During third quarter 2010, the Bank received $223.2 million in proceeds from the sale of two other-than-temporarily impaired available-for-sale securities and realized gains of $8.4 million for the three months ended September 30, 2010. The Bank received $234.6 million in proceeds from the sale of three other-than-temporarily impaired available-for-sale securities and realized net gains of $8.3 million for the nine months ended September 30, 2010. There were no sales of available-for-sale securities for the three and nine months ended September 30, 2009. During the third quarter of 2010, the Bank had $2.5 million of actual cash losses on two private label MBS. The actual cash losses had no impact on the Bank's financial statements as they only represented a realization of the credit loss previously recorded as an OTTI loss.

Notes to Financial Statements (unaudited) (continued)

Note 5 – Held-to-Maturity Securities

The following table presents held-to-maturity securities as of September 30, 2010 and December 31, 2009.

	September 30, 2010
(in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Certificates of deposit(1)	$3,050,000	$167	$—	$3,050,167
Government-sponsored enterprises	561,341	3,048	(482)	563,907
State or local agency obligations	521,614	13,204	(31,886)	502,932
Subtotal	4,132,955	16,419	(32,368)	4,117,006
MBS:
U.S. agency	2,374,038	11,392	(914)	2,384,516
Government-sponsored enterprises	1,929,951	54,704	(961)	1,983,694
Private label MBS:
Private label residential MBS	2,504,573	10,524	(147,752)	2,367,345
HELOCs	25,223	—	(7,719)	17,504
Total private label MBS	2,529,796	10,524	(155,471)	2,384,849
Total MBS	6,833,785	76,620	(157,346)	6,753,059
Total held-to-maturity securities	$10,966,740	$93,039	$(189,714)	$10,870,065

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Certificates of deposit(1)	$3,100,000	$143	$(4)	$3,100,139
Government-sponsored enterprises	176,741	1,853	—	178,594
State or local agency obligations	608,363	17,009	(30,837)	594,535
	3,885,104	19,005	(30,841)	3,873,268
MBS:
U.S. agency	1,755,686	2,019	(4,551)	1,753,154
Government-sponsored enterprises	1,312,228	47,999	(2,337)	1,357,890
Private label MBS:
Private label residential MBS	3,500,813	373	(391,869)	3,109,317
HELOCs	28,556	—	(15,960)	12,596
Total private label MBS	3,529,369	373	(407,829)	3,121,913
Total MBS	6,597,283	50,391	(414,717)	6,232,957
Total held-to-maturity securities	$10,482,387	$69,396	$(445,558)	$10,106,225
Note:
(1)Represents certificates of deposit that meet the definition of a security.

Restricted securities related to the Shared Funding Program are classified as held-to-maturity and are included in private label residential MBS as of September 30, 2010 and December 31, 2009. The restricted securities had a total amortized cost of $28.6 million and $33.2 million as of September 30, 2010 and December 31, 2009, respectively.

The following tables summarize the held-to-maturity securities with unrealized losses as of September 30, 2010 and December 31, 2009. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

Notes to Financial Statements (unaudited) (continued)

	September 30, 2010
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$—	$—	$—	$—	$—	$—
State or local agency obligations	—	—	218,657	(31,886)	218,657	(31,886)
Government-sponsored enterprises	499,517	(482)	—	—	499,517	(482)
MBS:
U.S. agency	635,326	(914)	—	—	635,326	(914)
Government-sponsored enterprises	394,090	(903)	26,399	(58)	420,489	(961)
Private label:
Private label residential MBS	17,761	(374)	1,776,894	(147,378)	1,794,655	(147,752)
HELOCs	—	—	17,504	(7,719)	17,504	(7,719)
Total private label MBS	17,761	(374)	1,794,398	(155,097)	1,812,159	(155,471)
Total MBS	1,047,177	(2,191)	1,820,797	(155,155)	2,867,974	(157,346)
Total	$1,546,694	$(2,673)	$2,039,454	$(187,041)	$3,586,148	$(189,714)

	December 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$399,996	$(4)	$—	$—	$399,996	$(4)
State or local agency obligations	2,771	(37)	258,233	(30,800)	261,004	(30,837)
MBS:
U.S. agency	1,126,928	(4,551)	—	—	1,126,928	(4,551)
Government-sponsored enterprises	—	—	207,951	(2,337)	207,951	(2,337)
Private label:
Private label residential MBS	—	—	3,075,741	(391,869)	3,075,741	(391,869)
HELOCs	—	—	12,596	(15,960)	12,596	(15,960)
Total private label MBS	—	—	3,088,337	(407,829)	3,088,337	(407,829)
Total MBS	1,126,928	(4,551)	3,296,288	(410,166)	4,423,216	(414,717)
Total	$1,529,695	$(4,592)	$3,554,521	$(440,966)	$5,084,216	$(445,558)

Securities Transferred. At September 30, 2010, the Bank transferred no private label MBS from held-to-maturity to available-for-sale. See Note 4 for additional information.

Notes to Financial Statements (unaudited) (continued)

Redemption Terms. The amortized cost and fair value of held-to-maturity securities by contractual maturity as of September 30, 2010 and December 31, 2009 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2010		December 31, 2009
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,121,802	$3,124,076	$3,255,517	$3,256,500
Due after one year through five years	505,710	505,471	77,852	82,252
Due after five years through ten years	71,411	74,034	88,545	90,142
Due after ten years	434,032	413,425	463,190	444,374
	4,132,955	4,117,006	3,885,104	3,873,268
MBS	6,833,785	6,753,059	6,597,283	6,232,957

Total	$10,966,740	$10,870,065	$10,482,387	$10,106,225

At September 30, 2010, the amortized cost of the Bank’s MBS classified as held-to-maturity included net purchased discounts of $23.1 million. At December 31, 2009, the amortized cost of the Bank’s MBS classified as held-to-maturity included net purchased discounts of $39.8 million.

Interest Rate Payment Terms. The following table details interest rate payment terms for held-to-maturity securities at September 30, 2010 and December 31, 2009.

(in thousands)	September 30, 2010	December 31, 2009
Amortized cost of held-to-maturity securities other than MBS:
Fixed-rate	$3,793,630	$3,428,553
Variable-rate	339,325	456,551
Total non-MBS	4,132,955	3,885,104
Amortized cost of held-to-maturity MBS:
Pass-through securities:
Fixed-rate	1,028,776	1,382,318
Variable-rate	1,036,051	1,181,345
Collateralized mortgage obligations:
Fixed-rate	1,671,609	2,227,045
Variable-rate	3,097,349	1,806,575
Total MBS	6,833,785	6,597,283
Total held-to-maturity securities	$10,966,740	$10,482,387
Note: Certain MBS have a fixed-rate component for a specified period of time, then have a rate reset on a given date. Examples of this type of instrument would include securities supported by underlying 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages (ARMs). In addition, certain of these securities may have a provision within the structure that permits the fixed rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is then considered to be variable-rate.

Realized Gains and Losses. There were no sales of held-to-maturity securities and, therefore, no realized gains or losses on sales, for the three and nine months ended September 30, 2010 and 2009. However, the Bank may sell certain held-to-maturity securities with less than 15 percent of the acquired principal outstanding remaining at the time of sale. Such sales are considered maturities for the purposes of security classification. Certain changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future, as noted above in the Securities Transferred and Realized Gains and Losses discussions. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are

Notes to Financial Statements (unaudited) (continued)

isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a held-to-maturity security without necessarily calling into question its intent to hold other debt securities to maturity.

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

For state or local housing finance agency obligations, the Bank has determined that all unrealized losses reflected in Note 5 are temporary given the creditworthiness of the issuers and the underlying collateral. For agency and GSE MBS, the Bank has determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of September 30, 2010, all of the gross unrealized losses on its agency and GSE MBS are temporary.

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

To support consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. These alternative procedures include using a proxy bond’s loan level results to allocate loan level cash flows, a qualitative analysis of government agency loan-level guarantees, or different models for HELOCs as discussed below. Securities evaluated using alternative procedures during the third quarter were not significant to the Bank, as they represented approximately 4 percent of the par balance of private label MBS.

As discussed above, to assess whether the entire amortized cost basis of its private label residential MBS will be recovered, the Bank, where possible, performed a cash flow analysis. In performing the cash flow analysis for each of these securities classified as prime, Alt-A and subprime, in accordance with the FHLBanks’ OTTI Governance Committee, the Bank used two third-party models. The first model considered borrower characteristics and the particular attributes of the loans underlying the Bank’s securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities, which are updated quarterly. A significant input to the first model was the forecast of future housing price changes which were forecasted for the relevant states and core-based statistical areas (CBSAs), based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area of 10 thousand or more people. The Bank’s housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 10 percent over the next six months. Thereafter, home prices are projected to remain flat for the first year, then increase 1 percent in the second year, 3, 4, 5 and 6 percent in the third through sixth years and 4 percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan-level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the modeling approach described above reflects a best estimate scenario.

The Bank performs a security-level cash flow test on different third-party models because loan-level data is not available.

Notes to Financial Statements (unaudited) (continued)

The security-level cash flow test is based on prepayment assumptions, actual six-month average constant default rate, and loss severities of 100 percent. HELOCs owned by the Bank are insured by third-party bond insurers (monoline insurers), which guarantee the timely payments of principal and interest. The cash flow analysis of the HELOCs looks first to the performance of the underlying security. If these cash flows are insufficient, the Bank considers the capacity of the third-party bond insurer to cover shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the FHLBanks’ OTTI Governance Committee has performed analyses to assess the financial strength of these monoline insurers to establish the time horizon of their ability to fulfill their financial obligations. Any cash flow shortfalls that occurred beyond the burnout period are considered not recoverable.

There are four insurers wrapping the Bank’s HELOC investments. The financial guarantee from Assured Guaranty Municipal Corp. (AGMC) (formerly Financial Services Assurance Corp. (FSA)) is considered sufficient to cover all future claims. The Bank has placed no reliance on the financial guarantee from Financial Guarantee Insurance Corp. (FGIC) and AMBAC Assurance Corp. (AMBAC). The Bank established a burnout period ending June 30, 2011 for MBIA Insurance Corp. (MBIA). The Bank monitors these insurers and as facts and circumstances change, the burnout period could significantly change.

For those securities for which an OTTI credit loss was determined to have occurred during the three months ended September 30, 2010 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended September 30, 2010 as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss recognized in earnings during the three months ended September 30, 2010. The CUSIP classification (prime, Alt-A and subprime) is based on the classification as determined by the first model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance.

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
Prime:
2006	9.7%	9.7	17.4%	17.4	36.2%	36.2	3.4%	3.4
2005	7.4%	7.2-8.8	7.8%	7.1-14.2	34.5%	34.1-38.2	4.7%	4.6-5.6
	8.4%	7.2-9.7	11.9%	7.1-17.4	35.2%	34.1-38.2	4.1%	3.4-5.6
Alt-A:
2007	9.5%	8.9-11.9	59.5%	51.8-61.4	48.0%	48.0-48.2	1.7%	0.0-8.8
2006	12.8%	11.1-15.6	43.2%	34.8-51.0	45.5%	38.2-54.1	5.6%	2.6-7.9
2005	8.1%	8.1	36.5%	36.5	51.6%	51.6	4.8%	4.8
	11.8%	8.1-15.6	47.8%	34.8-61.4	46.3%	38.2-54.1	4.5%	0.0-8.8
Subprime:
2004 and prior	10.3%	10.3	19.3%	19.3	81.0%	81.0	14.8%	14.8
Total	11.0%	7.2-15.6	39.8%	7.1-61.4	43.9%	34.1-81.0	4.4%	0.0-14.8

Notes to Financial Statements (unaudited) (continued)

	Significant Inputs for OTTI HELOCs(1)
	Prepayment Rates		Default Rates		Loss Severities
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2004 and prior	10.3%	8.9-14.5	4.9%	0.9-6.5	100.0%	100
Note:
(1)Current credit enhancement weighted average and range percentages are not considered meaningful for home equity loan investments, as these investments are third-party insured.

To determine the amount of the credit loss, the Bank compares the present value of the cash flows expected to be collected from its private label residential MBS to its amortized cost basis. For the Bank’s private label residential MBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. To calculate the present value of the estimated cash flows for fixed rate bonds the Bank uses the effective interest rate for the security prior to impairment. To calculate the present value of the estimated cash flows for variable rate and hybrid private label MBS, the Bank uses the contractual interest rate plus a fixed spread that sets the present value of cash flows equal to amortized cost before impairment. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis and uses the previous effective rate or spread until there is a significant increase in cash flows. When the Bank determines there is a significant increase in cash flows, the effective rate or spread adjustment to coupon interest rate is recalculated.

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

All of the Bank's OTTI securities were classified as available-for-sale as of September 30, 2010. The table below summarizes the Bank’s securities as of September 30, 2010 for which an OTTI has been recognized during the three months ended September 30, 2010 and during the life of the security, as well as those available-for-sale securities on which an OTTI has not been taken in order to reflect the entire available-for-sale private label MBS portfolio balance.

	Available-for-Sale Investment Securities
	OTTI Recognized During the Three Months Ended September 30, 2010			OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$185,354	$177,824	$166,953	$1,673,448	$1,541,613	$1,456,915
Alt-A	626,156	518,619	437,567	1,232,803	1,057,953	893,747
Subprime	2,828	2,104	1,589	2,828	2,104	1,589
HELOCs	25,502	20,794	13,901	29,697	23,534	15,518

Total OTTI securities	839,840	719,341	620,010	2,938,776	2,625,204	2,367,769

Private label MBS not OTTI(2)	2,104,592	1,911,519	1,752,323	5,656	5,656	4,564
Total private label MBS	$2,944,432	$2,630,860	$2,372,333	$2,944,432	$2,630,860	$2,372,333
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).
(2)Represents available-for-sale securities that had no OTTI recorded in the periods presented.

Notes to Financial Statements (unaudited) (continued)

At September 30, 2010, substantially all of the remainder of the private label MBS investment portfolio, including those investments classified as held-to-maturity, have experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining investment securities in an unrealized loss position and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery.

The tables below summarize the impact of OTTI credit and noncredit losses recorded on available-for-sale investment securities for the three and nine months ended September 30, 2010 and 2009.

	For the Three Months Ended September 30, 2010			For the Nine Months Ended September 30, 2010
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(74)	$74	$—	$(107,036)	$84,723	$(22,313)
Alt-A	(6,202)	6,202	—	(36,927)	36,642	(285)
Subprime	(303)	303	—	(324)	324	—
HELOCs	(481)	481	—	(1,077)	1,077	—
Total OTTI on private label MBS	$(7,060)	$7,060	$—	$(145,364)	$122,766	$(22,598)

	For the Three Months Ended September 30, 2009			For the Nine Months Ended September 30, 2009
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(42,370)	$(119,743)	$(162,113)	$(60,895)	$(505,165)	$(566,060)
Alt-A	(50,917)	22,519	(28,398)	(101,926)	(305,679)	(407,605)
Subprime	(57)	57	—	(348)	(1,548)	(1,896)
Total OTTI on private label MBS	$(93,344)	$(97,167)	$(190,511)	$(163,169)	$(812,392)	$(975,561)

The following tables present the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and nine months ended September 30, 2010 and 2009.

Notes to Financial Statements (unaudited) (continued)

(in thousands)	For the Three Months Ended September 30, 2010		For the Nine Months Ended September 30, 2010
Beginning balance	$374,948	$238,130	$238,130
Additions:
Credit losses for which OTTI was not previously recognized	—		2,960
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	7,060		142,404
Reductions:
Securities sold, matured, paid down or prepaid during the period	(73,812)		(73,857)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(934)		(2,375)
Ending balance	$307,262		$307,262

(in thousands)	For the Three Months Ended September 30, 2009	For the Nine Months Ended September 30, 2009
Beginning balance	$79,864	10,039(3)
Additions:
Credit losses for which OTTI was not previously recognized	2,826	103,614
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	90,518	59,555
Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(206)	(206)
Ending balance	$173,002	$173,002
Notes:
(1)For the three months ended September 30, 2010 and 2009, OTTI “previously recognized” represents securities that were impaired prior to July 1, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, OTTI “previously recognized” represents securities that were impaired prior to January 1, 2010 and 2009, respectively.
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

The following table details the Bank’s advances portfolio by year of contractual maturity as of September 30, 2010 and December 31, 2009.

Notes to Financial Statements (unaudited) (continued)

(dollars in thousands)	September 30, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$11,564,611	1.98%	$18,967,798	2.55%
Due after 1 year through 2 years	2,884,820	3.80	4,478,412	3.07
Due after 2 years through 3 years	4,669,505	3.35	4,735,971	3.51
Due after 3 years through 4 years	1,723,169	3.47	2,835,357	3.41
Due after 4 years through 5 years	3,050,906	4.41	1,474,737	4.61
Thereafter	6,040,086	4.66	7,263,708	5.17
Total par value	29,933,097	3.24	39,755,983	3.34
Discount on AHP advances	(722)		(854)
Deferred prepayment fees	(20,245)		(154)
Hedging adjustments	1,682,781		1,422,335
Total book value	$31,594,911		$41,177,310

The Bank offers advances that may be prepaid on pertinent dates (call dates) without incurring prepayment or termination fees (returnable advances). Other advances may only be prepaid by paying a fee (prepayment fee) to the Bank . At September 30, 2010 and December 31, 2009, the Bank had returnable advances of $22.0 million and $12.0 million, respectively. The following table summarizes returnable advances by year of contractual maturity or next call date as of September 30, 2010 and December 31, 2009.

(in thousands)
Year of Contractual Maturity or Next Call Date	September 30, 2010	December 31, 2009
Due in 1 year or less	$11,586,611	$18,979,798
Due after 1 year through 2 years	2,884,820	4,478,412
Due after 2 years through 3 years	4,667,505	4,733,971
Due after 3 years through 4 years	1,703,169	2,835,357
Due after 4 years through 5 years	3,050,906	1,474,737
Thereafter	6,040,086	7,253,708
Total par value	$29,933,097	$39,755,983

Notes to Financial Statements (unaudited) (continued)

The Bank also offers convertible advances. With a convertible advance, the Bank purchases an option from the member that allows the Bank to convert the interest rate from fixed to floating by terminating the fixed advance, which the Bank normally would exercise when interest rates increase, and offering a floating-rate advance. At September 30, 2010 and December 31, 2009, the Bank had convertible advances outstanding of $5.6 billion and $6.8 billion, respectively. The following table summarizes advances by year of contractual maturity or next convertible date for convertible advances as of September 30, 2010 and December 31, 2009.

(in thousands)
Year of Contractual Maturity or Next Convertible Date	September 30, 2010	December 31, 2009
Due in 1 year or less	$16,201,461	$23,975,498
Due after 1 year through 2 years	2,293,720	4,089,962
Due after 2 years through 3 years	3,942,005	4,104,971
Due after 3 years through 4 years	1,512,419	2,160,357
Due after 4 years through 5 years	2,761,906	1,223,987
Thereafter	3,221,586	4,201,208
Total par value	$29,933,097	$39,755,983

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

The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2010, the Bank had advances of $19.3 billion outstanding to the five largest borrowers, which represented 64.6 percent of total advances outstanding. Of these five, two each had outstanding loan balances in excess of 10 percent of the total portfolio at September 30, 2010. As of December 31, 2009, the Bank had advances of $25.4 billion outstanding to the five largest borrowers, which represented 63.9 percent of total advances outstanding. Of these five, three each had outstanding loan balances in excess of 10 percent of the total portfolio at December 31, 2009. In accordance with its collateral policies, the Bank held sufficient collateral to secure advances. Additionally, the Bank does not expect to incur any losses on advances. See Note 12 for further information on transactions with related parties.

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of September 30, 2010 and December 31, 2009.

(in thousands)	September 30, 2010	December 31, 2009
Fixed rate – overnight	$26,132	$147,577
Fixed rate – term:
Due in 1 year or less	10,249,794	18,476,686
Thereafter	16,639,412	17,569,424
Variable-rate:
Due in 1 year or less	1,288,685	343,535
Thereafter	1,729,074	3,218,761
Total par value	$29,933,097	$39,755,983

Notes to Financial Statements (unaudited) (continued)

Note 8 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans which it purchases from its participating members and housing associates. Under the MPF Program, the Bank’s members originate, service, and credit enhance residential mortgage loans that are then sold to the Bank. In the past, the Bank has sold participation interests in some of its MPF Program loans to other FHLBanks and purchased participation interests from other FHLBanks. See Note 12 for further information regarding transactions with related parties.

The following table presents information as of September 30, 2010 and December 31, 2009 on mortgage loans held for portfolio.

(in thousands)	September 30, 2010	December 31, 2009
Fixed medium-term single-family mortgages(1)	$772,942	$878,332
Fixed long-term single-family mortgages(1)	3,925,736	4,243,117
Total par value	4,698,678	5,121,449
Premiums	46,063	47,703
Discounts	(16,201)	(18,798)
Hedging adjustments	15,414	15,163
Total mortgage loans held for portfolio	$4,743,954	$5,165,517
Note:
(1)Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity as of September 30, 2010 and December 31, 2009.

(in thousands)	September 30, 2010	December 31, 2009
Government-guaranteed/insured loans	$375,899	$398,039
Conventional loans	4,322,779	4,723,410
Total par value	$4,698,678	$5,121,449
Year of maturity
Due within one year	$16	$19
Due after one year through five years	4,279	4,665
Due after five years	4,694,383	5,116,765
Total par value	$4,698,678	$5,121,449

Note 9 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and liabilities.

Consistent with Finance Agency policy, the Bank enters into derivatives to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulation and the Bank’s risk governance policy prohibit trading in or the speculative use of these derivative instruments and limit credit risk arising from these instruments. The Bank may use derivatives to reduce funding costs for consolidated obligations and to manage interest rate risk and mortgage prepayment risk positions. Interest-rate exchange agreements (also referred to as derivatives) are an integral part of the Bank’s financial management strategy.

The most common ways, in no particular order, in which the Bank uses derivatives are to:

•	reduce interest-rate sensitivity and repricing gaps of assets, liabilities and interest-rate exchange agreements;

Notes to Financial Statements (unaudited) (continued)

•	reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

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

Application of Interest-Rate Exchange Agreements. The Bank uses these derivatives to adjust the effective maturity, repricing frequency or option characteristics of financial instruments in order to achieve risk management and funding objectives to reduce identified risks inherent in the normal course of business. Derivative financial instruments are used by the Bank in three ways:

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

Bank management uses derivatives when they are considered to be a cost-effective alternative to achieve the Bank’s financial and risk management objectives. Accordingly, the Bank may enter into derivatives that do not qualify for hedge accounting (economic hedges).

Types of Hedged Items. The Bank documents at inception all relationships between derivatives designated as hedging instruments and hedged items, its risk management objectives and strategies for undertaking various hedge transactions, and its method of assessing effectiveness. This process includes linking all derivatives that are designated as fair value or cash flow hedges to (1) assets and liabilities on the Statement of Condition, (2) firm commitments, or (3) forecasted transactions. The Bank also formally assesses (both at the hedge’s inception and on a monthly basis) whether the derivatives that it uses in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain effective in future periods. The Bank uses regression analyses to assess the effectiveness of its hedges. The types of items that could be hedged are:
•Consolidated obligations
•Advances
•Mortgage loans
•Anticipated streams of future cash flows
•Firm commitment strategies
•Investments
•Anticipated debt issuance
•Variable cash streams

Notes to Financial Statements (unaudited) (continued)

•Balance sheet management
•Intermediation

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies and regulations. The deterioration in the credit/financial markets has heightened the Bank’s awareness of derivative default risk. In response, the Bank has worked toward lessening this risk by (1) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts; (2) substituting securities for cash collateral, which would allow a more detailed identification of the Bank’s particular collateral; and (3) attempting to negotiate revised ISDA Master Agreement terms, when necessary, that should help to mitigate losses in the event of a counterparty default. These agreement negotiations may include establishing tri-party collateral agreements where possible to further protect the Bank’s collateral. The Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty and do not permit rehypothecation.

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

At September 30, 2010 and December 31, 2009, the Bank’s maximum credit risk, as defined above, was approximately $68.2 million and $7.6 million, respectively. These totals include $12.9 million and $4.9 million of net accrued interest receivable, respectively. In determining maximum credit risk, the Bank considers accrued interest receivables and payables, and the legal right to offset derivative assets and liabilities by counterparty. The Bank held $29.3 million in cash collateral at September 30, 2010 and no cash collateral at December 31, 2009. Additionally, collateral related to derivatives with member institutions includes collateral assigned to the Bank, as evidenced by a written security agreement and held by the member institution for the benefit of the Bank.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2010 was $1.2 billion for which the Bank has posted cash and securities collateral with a fair value of approximately $848.8 million in the normal course of business. If the Bank’s credit ratings had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $272.8 million of collateral to its derivative counterparties at September 30, 2010. However, the Bank’s credit ratings have not changed during the previous twelve months.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 14 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivative dealer and thus does not trade derivatives for short-term profit.

Notes to Financial Statements (unaudited) (continued)

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

The following tables summarize the notional and fair value of derivative instruments as of September 30, 2010 and December 31, 2009. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	September 30, 2010
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$29,103,542	$527,677	$1,637,419
Total derivatives in hedge accounting relationships	$29,103,542	$527,677	$1,637,419
Derivatives not in hedge accounting relationships:
Interest rate swaps	$78,000	$418	$149
Interest rate caps or floors	1,628,750	4,415	217
Mortgage delivery commitments	33,331	187	42
Total derivatives not in hedge accounting relationships	$1,740,081	$5,020	$408

Total derivatives before netting and collateral adjustments	$30,843,623	$532,697	$1,637,827
Netting adjustments		(464,504)	(464,504)
Cash collateral and related accrued interest		(29,316)	(472,927)
Total collateral and netting adjustments(1)		(493,820)	(937,431)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$38,877	$700,396

Notes to Financial Statements (unaudited) (continued)

	December 31, 2009
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$51,335,964	$451,215	$1,568,756
Total derivatives in hedge accounting relationships	$51,335,964	$451,215	$1,568,756
Derivatives not in hedge accounting relationships:
Interest rate swaps	$34,000	—	$1,580
Interest rate caps or floors	1,653,750	9,617	1,096
Mortgage delivery commitments	3,406	20	3
Total derivatives not in hedge accounting relationships	$1,691,156	$9,637	$2,679
Total derivatives before netting and collateral adjustments	$53,027,120	$460,852	$1,571,435
Netting adjustments		(453,190)	(453,190)
Cash collateral and related accrued interest		—	(494,721)
Total collateral and netting adjustments(1)		(453,190)	(947,911)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$7,662	$623,524
Note:
(1)Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and  negative positions and also cash collateral held or placed with the same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Operations.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
(in thousands)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$4,213	$(4,318)	$(4,438)	$6,003
Total net gains (losses) related to fair value hedge ineffectiveness	$4,213	$(4,318)	$(4,438)	$6,003

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$—	$26	$952	$2,776
Interest rate caps or floors	(291)	(1,939)	(6,411)	(4,878)
Net interest settlements	(467)	127	(1,351)	(2,167)
Mortgage delivery commitments	1,225	1,352	2,914	4,366
Intermediary transactions
Interest rate swaps	—	25	—	25
Other	169	246	612	619
Total net gains (losses) related to derivatives not designated as hedging instruments	$636	$(163)	$(3,284)	$741
Net gains (losses) on derivatives and hedging activities	$4,849	$(4,481)	$(7,722)	$6,744

Notes to Financial Statements (unaudited) (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and nine months ended September 30, 2010 and 2009.

(in thousands)	Gains/(Lossess) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Three months ended September 30, 2010:
Hedged item type:
Advances	$(131,102)	$134,889	$3,787	$(173,957)
Consolidated obligations – bonds	112,948	(112,522)	426	76,940
Total	$(18,154)	$22,367	$4,213	$(97,017)
Nine months ended September 30, 2010:
Hedged item type:
Advances	$(319,133)	$315,170	$(3,963)	$(630,110)
Consolidated obligations – bonds	248,181	(248,656)	(475)	300,983
Total	$(70,952)	$66,514	$(4,438)	$(329,127)

(in thousands)	Gains/(Lossess) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Three months ended September 30, 2009:
Hedged item type:
Advances	$(86,917)	$78,048	$(8,869)	$(275,904)
Consolidated obligations – bonds	17,435	(12,884)	4,551	110,363
Total	$(69,482)	$65,164	$(4,318)	$(165,541)
Nine months ended September 30, 2009:
Hedged item type:
Advances	$813,257	$(831,324)	$(18,067)	$(808,667)
Consolidated obligations – bonds	(164,497)	188,567	24,070	314,970
Total	$648,760	$(642,757)	$6,003	$(493,697)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during the three and nine months ended September 30, 2010 and 2009. The losses reclassified from AOCI into income for the effective portion of the previously terminated cash flow hedges are presented in the tables below for the three and nine months ended September 30, 2010 and 2009. This activity was reported in interest expense – consolidated obligation-bonds in the Bank’s Statement of Operations.

(in thousands)	Losses Reclassified from AOCI into Income
For the three months ended September 30, 2010	$(7)
For the nine months ended September 30, 2010	(17)
For the three months ended September 30, 2009	$(478)
For the nine months ended September 30, 2009	(1,171)

As of September 30, 2010, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months were not material.

Notes to Financial Statements (unaudited) (continued)

Note 10 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 16 to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

The following table details interest rate payment terms for consolidated obligation bonds as of September 30, 2010 and December 31, 2009.

(in thousands)	September 30, 2010	December 31, 2009
Par value of consolidated bonds:
Fixed-rate	$32,278,056	$42,153,784
Step-up	240,000	210,000
Floating-rate	3,270,000	6,430,000
Conversion bonds:
Floating to fixed	—	15,000
Total par value	35,788,056	48,808,784
Bond premiums	125,589	42,114
Bond discounts	(26,047)	(27,645)
Hedging adjustments	513,592	280,615
Total book value	$36,401,190	$49,103,868

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of September 30, 2010 and December 31, 2009.

(dollars in thousands)	September 30, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$11,090,000	1.64%	$21,165,000	1.42%
Due after 1 year through 2 years	4,001,150	2.47	8,170,700	1.89
Due after 2 years through 3 years	5,856,705	3.08	5,665,000	3.25
Due after 3 years through 4 years	2,848,800	3.32	3,402,500	3.80
Due after 4 years through 5 years	4,275,850	2.90	1,977,900	4.37
Thereafter	3,979,000	4.62	4,610,500	4.83
Index amortizing notes	3,736,551	4.66	3,817,184	5.05
Total par value	$35,788,056	2.90	$48,808,784	2.60

Notes to Financial Statements (unaudited) (continued)

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2010 and December 31, 2009.

(in thousands)	September 30, 2010	December 31, 2009
Par value of consolidated bonds:
Noncallable	$32,418,056	$42,660,284
Callable	3,370,000	6,148,500
Total par value	$35,788,056	$48,808,784

The following table presents consolidated obligation bonds outstanding by year of contractual maturity or next call date as of September 30, 2010 and December 31, 2009.

(in thousands)
Year of Contractual Maturity or Next Call Date	September 30, 2010	December 31, 2009
Due in 1 year or less	$13,967,500	$25,917,000
Due after 1 year through 2 years	3,963,150	9,015,700
Due after 2 years through 3 years	5,296,705	4,339,000
Due after 3 years through 4 years	2,705,800	2,599,500
Due after 4 years through 5 years	3,901,850	1,245,400
Thereafter	2,216,500	1,875,000
Index amortizing notes	3,736,551	3,817,184
Total par value	$35,788,056	$48,808,784

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to 365 days. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of September 30, 2010 and December 31, 2009.

(dollars in thousands)	September 30, 2010	December 31, 2009
Book value	$12,251,889	$10,208,891
Par value	12,255,000	10,210,000
Weighted average interest rate	0.19%	0.08%

Note 11 – Capital

The Bank is subject to three capital requirements under its current capital plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total capital; and (3) leverage capital. See details regarding these requirements and the Bank’s capital plan in Note 19 to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

Notes to Financial Statements (unaudited) (continued)

The following table demonstrates the Bank’s compliance with these capital requirements at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,839,520	$4,558,554	$2,826,882	$4,415,308
Total capital-to-asset ratio	4.0%	8.3%	4.0%	6.8%
Total regulatory capital	$2,205,582	$4,558,963	$2,611,634	$4,415,422
Leverage ratio	5.0%	12.4%	5.0%	10.1%
Leverage capital	$2,756,977	$6,838,240	$3,264,543	$6,623,076

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. See the “Legislative and Regulatory Developments” discussion in Item 7. Management’s Discussion and Analysis in the Bank’s 2009 Annual Report filed on Form 10-K for additional information regarding the terms of the Interim Final Regulation. On September 29, 2010, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2010. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2010.

Capital Concentrations. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of September 30, 2010 and December 31, 2009.

(dollars in thousands)	September 30, 2010		December 31, 2009
Member	Capital Stock	Percent of Total	Capital Stock	Percent of Total
Sovereign Bank, Reading PA	$644,438	15.4%	$644,438	16.0%
Ally Bank, Midvale UT(1)	496,090	11.9%	496,090	12.3%
ING Bank, FSB, Wilmington, DE	478,637	11.4%	478,637	11.9%
PNC Bank, N.A., Wilmington, DE (2)	442,436	10.6%	442,436	11.0%
Note:
(1)For Bank membership purposes, principal place of business is Horsham, PA.
(2)For Bank membership purposes, principal place of business is Pittsburgh, PA.

The Bank temporarily suspended excess capital stock repurchases in December 2008 on a voluntary basis; therefore, the capital stock balances for the members presented above did not decline from December 31, 2009 to September 30, 2010. In addition, the members’ borrowing activity did not require additional stock purchases during the first nine months of 2010.

Effective July 1, 2010, changes to the Bank's Capital Plan were implemented. The amended Capital Plan replaced the unused borrowing capacity membership stock purchase requirement with an annual Membership Asset Value (MAV) stock purchase requirement based on the member's prior December 31 call report data. This calculation is not affected by the amount the member borrows from the Bank. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. agency securities; U.S. agency MBS; nonagency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans; home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category and the resulting MAV is determined by summing the products of the membership asset categories and the respective factor. The MAV capital stock requirement range is from 0.05-1.00 percent and is currently 0.35 percent. All members will be required to fully transition to the amended Capital Plan by the first MAV re-calculation date of April 10, 2011. The range of the capital stock percentage requirement on advances was expanded from 4.50-6.00 percent to 3.00-6.00 percent . The initial capital stock requirement under the amended Capital Plan for advances was lowered from 4.75 percent to 4.60 percent. The range of the capital stock requirement on Acquired Member Assets (AMA) loans (i.e., MPF loans) sold to the Bank and put on its balance sheet was expanded from 0.00-4.00 percent to 0.00-6.00 percent and is currently 4.00 percent. The amended Capital

Notes to Financial Statements (unaudited) (continued)

Plan also introduced a new capital stock requirement on letters of credit and is currently 1.60 percent. See the Amended Capital Plan filed as Exhibit 4.1.1 to the Second Quarter 2010 quarterly report filed on Form 10-Q.

Mandatorily Redeemable Capital Stock. At September 30, 2010 and December 31, 2009, the Bank had $36.0 million and $8.3 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. No dividends were paid on mandatorily redeemable stock for the nine months ended September 30, 2010 and 2009.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable stock for the nine months ended September 30, 2010 and 2009.

	For the Nine Months Ended
	September 30,
(in thousands)	2010	2009
Balance, beginning of the period	$8,256	$4,684
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to mergers	31,658	—
Due to withdrawals	—	4,178
Transfer of mandatorily redeemable capital stock to capital stock due to mergers	—	(663)
Redemption of mandatorily redeemable capital stock due to withdrawals	(3,899)	—
Balance, end of the period	$36,015	$8,199

As of September 30, 2010, the total mandatorily redeemable capital stock reflected balances for seven institutions. One institution was in receivership and two other institutions were taken over by the FDIC and their charters were dissolved. One institution voluntarily dissolved its charter with the Office of Thrift Supervision (OTS). Two institutions were merged out of district and are considered nonmembers. The remaining institution was merged into a nonmember; subsequently, as of November 6, 2009, the nonmember was fully integrated into a member. The stock remains classified as mandatorily redeemable capital stock. These redemptions were not complete as of September 30, 2010. The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2010 and December 31, 2009.

(In thousands)	September 30, 2010	December 31, 2009
Due in 1 year or less	$30	$3,249
Due after 1 year through 2 years	—	30
Due after 2 years through 3 years	93	—
Due after 3 years through 4 years	4,234	93
Due after 4 years through 5 years	27,569	4,884
Thereafter	4,089	—
Total	$36,015	$8,256

The year of redemption in the table above is the later of the end of the five-year redemption period or the maturity date of the activity the stock is related to, if the capital stock represents the activity-based stock purchase requirement of a nonmember (former member that withdrew from membership, merged into a nonmember or was otherwise acquired by a nonmember).

The Bank repurchased approximately $200 million in excess capital stock on October 29, 2010. The amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding through October 28, 2010.

Dividends, Retained Earnings and AOCI. At September 30, 2010, retained earnings were $375.8 million, representing a decrease of $13.2 million, or 3.4 percent, from December 31, 2009. This decrease was due to the Bank’s net loss for the first nine months of 2010.

Notes to Financial Statements (unaudited) (continued)

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

The following table summarizes the changes in AOCI for the for the nine months ended September 30, 2010 and 2009.

(in thousands)	Net Unrealized Gains(Losses) on Available-for-Sale	Noncredit OTTI Gains(Losses) on Available-for-Sale	Noncredit OTTI Gains(Losses) on Held-to-Maturity	Net Unrealized Gains(Losses) on Hedging Activities	Pension and Post Retirement Plans	Total
Balances as of December 31, 2008	$(14,543)	$—	$—	$(885)	$(1,877)	$(17,305)
Cumulative effect adjustments relating to the amended OTTI guidance	—	(2,842)	(253,119)	—	—	(255,961)
Net unrealized gain (loss)	3,226	163,763	—	—	—	166,989
Noncredit component of OTTI losses	—	(3,941)	(912,203)	—	—	(916,144)
Reclassification adjustment for losses included in net income relating to held-to- maturity for noncredit portion	—	79,107	24,645	—	—	103,752
Accretion of noncredit OTTI losses	—	—	30,595	—	—	30,595
Net unrealized gain (loss) on securities transferred from held-to-maturity to available for sale	—	(1,044,479)	1,086,075	—	—	41,596
Reclassification adjustment for losses included in net income	—	—	—	1,151	—	1,151
Pension and postretirement benefits	—	—	—	—	97	97
Balances as of September 30, 2009	$(11,317)	$(808,392)	$(24,007)	$266	$(1,780)	$(845,230)
Balances as of December 31, 2009	$(2,020)	$(691,503)	$—	$264	$(681)	$(693,940)
Net unrealized gains	934	319,632	—	—	—	320,566
Noncredit component of OTTI losses	—	—	(19,614)	—	—	(19,614)
Reclassification adjustment of noncredit OTTI losses included in net income	—	142,380	—	—	—	142,380
Noncredit OTTI losses and unrecognized gain transferred from held-to-maturity to available-for-sale	—	(19,614)	19,614	—	—	—
Reclassification adjustment for gains included in net income	—	(8,331)	—	(1)	—	(8,332)
Pension and postretirement benefits	—	—	—	—	41	41
Balances as of September 30, 2010	$(1,086)	$(257,436)	$—	$263	$(640)	$(258,899)

Notes to Financial Statements (unaudited) (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

(in thousands)	September 30, 2010	December 31, 2009
Investments	$370,075	$400,945
Advances	18,652,277	24,635,662
Deposits	21,457	29,617
Capital stock	2,177,925	2,139,936
MPF loans	3,722,390	3,864,494

The following table summarizes the Statement of Operations' effects corresponding to the above related party member balances.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Interest income on investments	$2,003	$2,468	$6,258	$8,259
Interest income on advances	45,369	115,667	131,581	396,437
Interest income on MPF loans	53,026	2,092	164,934	6,520
Interest expense on deposits	5	5	18	16

Interest income on advances for the three and nine months ended September 30, 2010 included contractual interest income of  $177.1 million and $589.2 million, net interest settlements on derivatives in fair value hedge relationships of $(122.5) million and $(440.9) million and total amortization of basis adjustments of $(9.2) million and $(16.7) million. For the three and nine months ended September 30, 2009, interest income on advances included contractual interest income of $304.6 million and $967.3 million, net interest settlements on derivatives in fair value hedge relationships of $(187.6) million and $(567.1) million and total amortization of basis adjustments of $(1.4) million and $(3.8) million.

The following table includes the MPF activity of the related party members.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Total MPF loan volume purchased	$14,196	$2,864	$79,033	$14,549

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2010	2009	2010	2009
Servicing fee expense	$162	$142	$445	$404
Interest income on MPF deposits	3	1	7	3

(in thousands)	September 30, 2010	December 31, 2009
Interest-bearing deposits maintained with FHLBank of Chicago	$11,504	$7,571

Notes to Financial Statements (unaudited) (continued)

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For the three and nine months ended September 30, 2010 and 2009, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three and nine months ended September 30, 2010 and 2009, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three and nine months ended September 30, 2010 and 2009.

On August 19, 2010, the Bank entered into a Master Participation Agreement (MPA) with FHLBank of Des Moines which allows either FHLBank to (1) sell a participating interest in an existing advance to the other FHLBank; (2) fund a new advance on a participating basis to the other FHLBank; or (3) sell a participating interest in a standby letter of credit, each drawing thereunder and the related reimbursement obligations to the other FHLBank. As of September 30, 2010, the Bank sold $1.0 billion of participating interests in standby letters of credit, each drawing thereunder and the related reimbursement obligations to FHLBank of Des Moines.

Additional discussions regarding related party transactions including the definition of related parties can be found in Note 21 of the footnotes to the audited financial statements in the Bank’s 2009 Annual Report filed on Form 10-K.

Note 13 – Estimated Fair Values

The fair value amounts, recorded on the Statement of Condition and presented in this Footnote disclosure, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2010 and December 31, 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

Notes to Financial Statements (unaudited) (continued)

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2010 and December 31, 2009 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Fair Value Summary Table

	September 30, 2010		December 31, 2009
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$161,480	$161,480	$1,418,743	$1,418,743
Interest-bearing deposits	11,504	11,504	7,571	7,571
Federal funds sold	3,810,000	3,809,988	3,000,000	2,999,939
Trading securities	1,136,238	1,136,238	1,286,205	1,286,205
Available-for-sale securities	2,374,331	2,374,331	2,397,303	2,397,303
Held-to-maturity securities	10,966,740	10,870,065	10,482,387	10,106,225
Advances	31,594,911	31,748,847	41,177,310	41,299,566
Mortgage loans held for portfolio, net	4,740,799	5,052,184	5,162,837	5,373,977
BOB loans	14,879	14,879	11,819	11,819
Accrued interest receivable	187,436	187,436	229,005	229,005
Derivative assets	38,877	38,877	7,662	7,662

Liabilities:
Deposits	$1,164,315	$1,164,347	$1,284,330	$1,284,393
Consolidated obligations:
Discount notes	12,251,889	12,252,378	10,208,891	10,209,195
Bonds	36,401,190	37,365,684	49,103,868	49,776,909
Mandatorily redeemable capital stock	36,015	36,015	8,256	8,256
Accrued interest payable	208,230	208,230	301,495	301,495
Derivative liabilities	700,396	700,396	623,524	623,524

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

Notes to Financial Statements (unaudited) (continued)

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

The following table presents (for those fair value measurements that fell in either Level 2 or Level 3) the significant inputs used to measure fair value for each class of non-MBS investment securities that are carried on the Statement of Condition at fair value as of September 30, 2010.

	Interest Rate Curve	Spread Adjustment
U.S. Treasury bills	U.S. Treasury	None
TLGP investments	LIBOR Swap	(4) basis points

Investment Securities – MBS. The Bank’s valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ, but are not limited to benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to additional validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or the use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of September 30, 2010, all of the Bank’s MBS holdings were priced using this valuation technique. The relative lack of dispersion among the vendor prices received for each of the securities supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private label residential MBS, the fair value measurements for such securities as of September 30, 2010 fell within Level 3 of the fair value hierarchy.

Mutual Funds Offsetting Deferred Compensation and Employee Benefit Plan Obligations. Fair values for publicly traded mutual funds are based on quoted market prices.

Advances. The Bank determines the fair value by calculating the present value of expected future cash flows from the advances. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms.

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

Notes to Financial Statements (unaudited) (continued)

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

The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance by the derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the Bank has entered into master-netting agreements for interest-rate-exchange agreements with highly-rated institutions. In addition, the Bank has entered into bilateral security agreements with all active derivatives counterparties that provide for delivery of collateral at specified levels tied to those counterparties’ credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. The Bank has evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements.

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

Deposits. The Bank determines the fair value by calculating the present value of expected future cash flows from the deposits. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations. The Bank’s internal valuation model determines fair values of consolidated obligations bonds and discount notes by calculating the present value of expected cash flows using market-based yield curves. Due to the joint and several liability of consolidated obligations, the Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of consolidated obligations. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk. No adjustment was made during the three and nine months ended September 30, 2010 and 2009, as deemed appropriate by the Bank.

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is equal to par value. Capital stock can be acquired by members only at par value and may be redeemed or repurchased at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure of the Bank.

Notes to Financial Statements (unaudited) (continued)

Commitments. The fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at September 30, 2010 and December 31, 2009. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

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

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at September 30, 2010 and December 31, 2009.

	September 30, 2010
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$879,778	$—	$—	$879,778
TLGP investments	—	250,059	—	—	250,059
Mutual funds offsetting deferred compensation	6,401	—	—	—	6,401
Total trading securities	$6,401	$1,129,837	$—	$—	$1,136,238
Available-for-sale securities:
Mutual funds partially securing employee benefit plan obligations	$1,998	$—	$—	$—	$1,998
Private label MBS:
Private label residential	—	—	2,356,815	—	2,356,815
HELOCs	—	—	15,518	—	15,518
Total available-for-sale securities	$1,998	$—	$2,372,333	$—	$2,374,331
Derivative assets:
Interest rate related	$—	$532,510	$—	$(493,820)	$38,690
Mortgage delivery commitments	—	187	—	—	187
Total derivative assets	$—	$532,697	$—	$(493,820)	$38,877
Total assets at fair value	$8,399	$1,662,534	$2,372,333	$(493,820)	$3,549,446
Liabilities:
Derivative liabilities:
Interest rate related	$—	(1,637,785)	$—	$937,431	$(700,354)
Mortgage delivery commitments	—	(42)	—	—	(42)
Total liabilities at fair value	$—	$(1,637,827)	$—	$937,431	$(700,396)

Notes to Financial Statements (unaudited) (continued)

	December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$1,029,499	$—	$—	$1,029,499
TLGP investments	—	250,008	—	—	250,008
Mutual funds offsetting deferred compensation	6,698	—	—	—	6,698
Total trading securities	$6,698	$1,279,507	$—	$—	$1,286,205
Available-for-sale securities:
Mutual funds partially securing employee benefit plan obligations	$1,995	$—	$—	$—	$1,995
Private label MBS:
Private label residential	—	—	2,380,973	—	2,380,973
HELOCs	—	—	14,335	—	14,335
Total available-for-sale securities	$1,995	$—	$2,395,308	$—	$2,397,303
Derivative assets	$—	$460,852	$—	$(453,190)	$7,662
Total assets at fair value	$8,693	$1,740,359	$2,395,308	$(453,190)	$3,691,170
Liabilities:
Derivative liabilities	$—	$1,571,435	$—	$(947,911)	$623,524
Total liabilities at fair value	$—	$1,571,435	$—	$(947,911)	$623,524
 Note:
(1)Amounts represent the effect of legally enforceable master netting agreements on derivatives that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

There were no transfers between Levels 1 and 2 during the nine months ended September 30, 2010 and 2009.

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the nine months ended September 30, 2010 and 2009. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period. There were no transfers for the nine months ended September 30, 2010 and 2009.

Notes to Financial Statements (unaudited) (continued)

(in thousands)	Available for Sale Private Label MBS-Residential Nine Months Ended September 30, 2010	Available for Sale Private Label MBS- HELOCs Nine Months Ended September 30, 2010	Available for Sale Private Label MBS-Residential Nine Months Ended September 30, 2009	Available for Sale Private Label MBS- HELOCs Nine Months Ended September 30, 2009
Balance at beginning of period	$2,380,973	$14,335	$12,909	$6,744
Total gains (losses) (realized/unrealized):
Included in net gains (losses) on sale of available-for-sale securities	8,331	—	—	—
Included in net OTTI credit losses	(141,588)	(1,077)	(81,956)	—
Included in AOCI	430,908	6,055	244,335	3,402
Purchases, issuances, settlements	(641,003)	(3,795)	(89,832)	(2,774)
Transfer in/out of Level 3	—	—	—	—
Transfer of OTTI securities, from held-to-maturity to available-for-sale	319,194	—	2,038,195	—
Balance at September 30	$2,356,815	$15,518	$2,123,651	$7,372
Total amount of gains (losses) for the nine month periods included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2010	$(110,168)	$(1,077)	$(81,956)	$—

In 2010, the Bank transferred seven private label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on this security are not separately reflected in the tables above. Further details, including the OTTI charges relating to this transfer and the rationale for the transfer, are presented in Note 4 to these unaudited financial statements.

Note 14 – Commitments and Contingencies

Commitments to Extend Credit. Commitments that legally bind and unconditionally obligate the Bank for additional advances, including BOB loans, totaled approximately $311.9 million and $14.7 million at September 30, 2010 and December 31, 2009, respectively. Commitments can be for periods of up to twelve months.

Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is generally a short-term financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s DDA account. Any remaining amounts not covered by the withdrawal from the member’s DDA account are converted into a collateralized advance. The following table presents outstanding standby letters of credit as of September 30, 2010 and December 31, 2009.

(in millions)	September 30, 2010	December 31, 2009
Outstanding notional	$9,526.2	$8,727.4
Final expiration year	2015	2014
Original terms	greater than 3 months to 5 years

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $1.3 million and $1.4 million as of September 30, 2010 and December 31, 2009, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

Except as described below regarding BOB commitments, based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit

Notes to Financial Statements (unaudited) (continued)

are collateralized at the time of issuance. The Bank records a liability with respect to BOB commitments, which is reflected in other liabilities on the Statement of Condition.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $33.3 million and $3.4 million at September 30, 2010 and December 31, 2009, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair value.

Pledged Collateral. The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of September 30, 2010, the Bank has pledged total collateral of $848.8 million, including cash of $472.8 million and securities that cannot be sold or repledged with a fair value of $376.0 million, to certain of its derivative counterparties. As of December 31, 2009, the Bank has pledged total collateral of $725.3 million, including cash of $494.7 million and securities that cannot be sold or repledged with a fair value of $230.6 million, to certain of its derivative counterparties. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty. The Bank reported $376.0 million and $230.6 million of the collateral as trading securities as of September 30, 2010 and December 31, 2009, respectively.

Unsettled Consolidated Obligations. The Bank had committed to issue consolidated obligations totaling $432.0 million and $400.0 million at September 30, 2010 and December 31, 2009, respectively.

Legal Proceedings. The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations, except as noted below. The following is a discussion of the contingencies related to certain legal proceedings as previously disclosed in the Bank's 2009 Annual Report filed on Form 10-K.

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

The Bank has filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5 percent of the Bank’s capital stock as of September 30, 2010. As of September 30, 2010 the Bank maintained a $35.3 million reserve on the $41.5 million receivable noted above.

Further discussion of other commitments and contingencies is provided in Notes 7, 9, 10, 11, and 13 in these unaudited Notes to Financial Statements.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of “Management’s Discussion and Analysis of Results of Operations and Financial Condition” in Part I. Item 2 of this Form 10-Q.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2010.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

The Bank has filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5 percent of the Bank’s capital stock as of September 30, 2010. The Bank filed this complaint on July 29, 2009 in the United States Bankruptcy Court for the Southern District of New York.

On September 23, 2009, the Bank filed two complaints in state court, the Court of Common Pleas of Allegheny County, Pennsylvania relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held approximately 6 percent of the Bank’s capital stock as of September 30, 2010 and December 31, 2009.

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

The defendants in each of the private label MBS lawsuits discussed above have filed motions to dismiss with the court. The Bank has filed its responses to these motions and the defendants’ responses have been filed as well. A hearing on these motions was held on August 25, 2010. No ruling had been issued as of November 8, 2010.

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

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2009 Annual Report filed on Form 10-K. Other than as noted below, management believes that there have been no material changes from the Risk Factors disclosed in the 2009 Annual Report filed on Form 10-K.

The following table presents the Moody’s and S&P ratings for the FHLBank System and each of the FHLBanks within the FHLBank System as of October 31, 2010. There were no material changes; the only change was related to the debt outlook for FHLBank of Seattle.

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

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date:   November 9, 2010

By:  /s/ Kristina K. Williams
Kristina K. Williams
Executive Vice President & Chief Financial Officer