Form 10-K
period 2010-12-31
Federal Home Loan Bank of Pittsburgh
filed 2011-03-18
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
[]Yes [x]No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[]Yes [x]No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x]Yes []No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [] Yes [] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [] Yes [x] No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2010, the aggregate par value of the stock held by members of the registrant was approximately $4,012 million. There were 38,036,138 shares of common stock outstanding at February 28, 2011.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 1: Business

The Federal Home Loan Bank of Pittsburgh’s (the Bank) mission is to provide a readily available, low-cost source of funds for housing and community lenders. The Bank strives to enhance the availability of credit for residential mortgages and targeted community development. The Bank manages its own liquidity so that funds are available to meet members’ demand for advances (loans to members and eligible nonmember housing associates). By providing needed liquidity and enhancing competition in the mortgage market, the Bank’s lending programs benefit homebuyers and communities.

  The housing market continues to be weak. Housing prices have declined significantly and are still falling in some areas, although there are signs of increasing stability in others. Delinquency and foreclosure rates are high. While the agency mortgage-backed securities (MBS) market is active in funding new mortgage originations, the private label MBS market has not recovered. In addition, the commercial real estate market continues to trend downward.

These conditions, combined with ongoing concern about the lasting effects of the financial crisis, continued to affect the Bank’s business, results of operations and financial condition in 2010, as well as that of the Bank’s members, and may continue to exert a significant negative effect in the immediate future.

General

History.  The Bank is one of twelve Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The twelve FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) and the Federal Housing Finance Agency (Finance Agency - the FHLBanks’ regulator) make up the Federal Home Loan Bank System (FHLBank System). The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital and public sponsorship. The public sponsorship attributes include: (1) being exempt from federal, state and local taxation, except real estate taxes; (2) being exempt from registration under the Securities Act of 1933 (the 1933 Act) (although the FHLBanks are required by Finance Agency regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act) to register a class of their equity securities under the Securities Exchange Act of 1934 (the 1934 Act)) and (3) having a line of credit with the U.S. Treasury. This line represents the U.S. Treasury’s authority to purchase consolidated obligations in an amount up to $4 billion.

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

Mission.  The Bank’s primary mission is to intermediate between the capital markets and the housing market through member financial institutions. The Bank provides credit for housing and community development through two primary programs. First, it provides members with advances against the security of residential mortgages and other types of high-quality collateral. Second, the Bank purchases residential mortgage loans originated by or through member institutions. The Bank also offers other types of credit and noncredit products and services to member institutions. These include letters of credit, interest rate exchange agreements (interest rate swaps, caps, collars, floors, swaptions and similar transactions), affordable housing grants, securities safekeeping, and deposit products and services. The Bank issues debt to the public (consolidated obligation bonds and discount notes) in the capital markets through the OF and uses these funds to provide its member financial institutions with a reliable source of credit for these programs. The U.S. government does not guarantee the debt securities or other obligations of the Bank or the FHLBank System.

Overview.  The Bank is a GSE, chartered by Congress to assure the flow of liquidity through its member financial institutions into the American housing market. As a GSE, the Bank’s principal strategic position has historically been derived from its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. Typically, this fundamental competitive advantage, coupled with the joint and several cross-guarantee on FHLBank System debt, has distinguished the Bank in the capital markets and has enabled it to provide attractively priced funding to members. However, as the financial crisis worsened in 2008, the spread between FHLBank System debt and U.S. Treasury debt widened, making it more difficult for the Bank to provide term funding to members at attractive rates in the beginning of 2009. During 2009, debt spreads began to narrow, funding costs began to improve and the availability of longer-term FHLBank debt showed some improvement as well. In 2010, debt spreads displayed substantially less volatility than the past few years and the Bank's access to longer-term debt and callable markets was vastly improved.

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

Second, because the Bank’s customers and shareholders are predominantly the same group of 308, normally there is a need to balance the pricing expectations of customers with the dividend expectations of shareholders, although both are the same institutions. This is a challenge in the current economic environment. By charging wider spreads on loans to customers, the Bank could potentially generate higher earnings and potentially dividends for shareholders. Yet these same shareholders viewed as customers would generally prefer narrower loan spreads. In normal market conditions, the Bank strives to achieve a balance between the goals of providing liquidity and other services to members at advantageous prices and potentially generating a market-based dividend. The Bank typically does not strive to maximize the dividend yield on the stock, but to produce an earned dividend that compares favorably to short-term interest rates, compensating members for the cost of the capital they have invested in the Bank. As previously announced on December 23, 2008 the Bank has voluntarily suspended dividend payments until the Bank believes it is prudent to restore them, in an effort to build retained earnings.

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

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. Housing associates that are not state housing finance agencies are limited to pledging to the Bank as security for advances their Federal Housing Administration (FHA) mortgage loans and securities backed by FHA mortgage loans. Housing associates that are state housing finance agencies (that is, they are also instrumentalities of state or local governments) may, in addition to pledging FHA mortgages and securities backed by FHA mortgages, also pledge the following as collateral for Bank advances: (1) U.S. Treasury and agency securities; (2) single and multifamily mortgages; (3) AAA-rated securities backed by single and multifamily mortgages; and (4) deposits with the Bank. As of December 31, 2010, the Bank has approved three state housing finance agencies; two are currently eligible to borrow from the Bank. None had an outstanding advance balance as of December 31, 2010.

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
 Advances

Advance Products

The Bank makes advances on the security of pledged mortgage loans and other eligible types of collateral.

The following table presents a summary and brief description of the advance products offered by the Bank as of December 31, 2010. Information presented below relates to advances and excludes mortgage loans purchased by the Bank and held for portfolio and loans relating to the Banking on Business (BOB) program, which are discussed in detail below.

Product	Description	Pricing(1)	Maturity
RepoPlus	Short-term fixed-rate advances; principal and interest paid at maturity.	8-unlimited	1 day to 3 months
Mid-Term RepoPlus	Mid-term fixed-rate and adjustable-rate advances; principal paid at maturity; interest paid monthly or quarterly.	8-27	3 months to 3 years
Core (Term) (2)
Long-term fixed-rate and adjustable-rate advances; principal paid at maturity; interest paid monthly or quarterly (includes amortizing loans with principal and interest paid monthly); Affordable Housing loans and Community Investment loans; advances in which the member has the right to prepay the loan without a fee after a specified period; interest paid quarterly.
		10-28	3 years to 30 years
Convertible Select	Long-term fixed-rate and adjustable-rate advances with conversion options sold by member; principal paid at maturity; interest paid quarterly.	20-28	1 year to 15 years
Notes:
(1)Pricing spread over the Bank’s cost of funds at origination, quoted in basis points (bps). One basis point equals 0.01%. Premium pricing tier receives five basis points over standard pricing. The premium pricing tier relates to those members in collateral delivery status to cover administrative expenses.
(2)Beginning August 3, 2009, the Bank simplified its menu of advance products and eliminated the Hedge Select product; legacy balances, however, remained at December 31, 2010 and are included in Core (Term) Advances.

RepoPlus.  The Bank serves as a major source of liquidity for its members. Access to the Bank for liquidity purposes can reduce the amount of low-yielding liquid assets a member would otherwise need to hold for liquidity purposes. The Bank’s RepoPlus advance products serve member short-term liquidity needs: RepoPlus is typically a short-term (1-89 day) fixed-rate product while the Open RepoPlus is a revolving line of credit which allows members to borrow, repay and re-borrow based on the terms of these lines of credit. As of December 31, 2010, the total par value of these advances was $3.9 billion, or 13.7 percent of the total advance portfolio. These short-term balances tend to be extremely volatile as members borrow and repay frequently.

Mid-Term RepoPlus.  The Bank’s advance products also help members in asset/liability management by offering advances to minimize the risks associated with the maturity, amortization and prepayment characteristics of mortgage loans. Such advances from the Bank can reduce a member’s interest rate risk associated with holding long-term fixed-rate mortgage loans. The Mid-Term RepoPlus product assists members with managing intermediate-term interest rate risk. To assist members with managing the basis risk, or the risk of a change in the spread relationship between two indices, the Bank offers adjustable-rate Mid-Term RepoPlus advances with maturity terms between 3 months and 3 years. Adjustable-rate, Mid-Term RepoPlus advances can be priced based on 1-month London Interbank Offered Rate (LIBOR) or 3-month LIBOR indices. As of December 31, 2010, the par value of Mid-Term RepoPlus advances totaled $6.8 billion, or 24.0 percent of the total advance portfolio. These balances tend to be somewhat unpredictable as these advances are not always replaced as they mature; the Bank’s members’ liquidity needs drive these fluctuations.

Core (Term) Advances.  For managing longer-term interest rate risk and to assist with asset/liability management, the Bank primarily offers long-term fixed-rate advances for terms from 3 to 30 years. Amortizing long-term fixed-rate advances can be fully amortized on a monthly basis over the term of the loan or amortized balloon-style, based on an amortization term longer than the maturity of the loan. Advances in which members have the right to prepay the advance without a fee, are called Returnable advances and are included in this category. As of December 31, 2010, the par value of Core (Term) advances totaled $12.5 billion, or 44.0 percent of the total advance portfolio.

Convertible Select .  Some of the Bank’s advances contain embedded options which the member can sell to the Bank. As of December 31, 2010, the par value of advances for which the Bank had the right to convert the advance, called Convertible Select, constituted $5.2 billion, or 18.3 percent of the total advance portfolio.

Collateral

The Bank makes advances to members and eligible nonmember housing associates based upon the security of pledged mortgage loans and other eligible types of collateral. In addition, the Bank has established lending policies and procedures to limit risk of loss while balancing the members’ needs for funding. The Bank also protects against credit risk by fully collateralizing all member and nonmember housing associates’ advances and other credit products. The Act requires the Bank to obtain and maintain a security interest in eligible collateral at the time it originates or renews an advance.

Collateral Agreements.  The Bank provides members with two options regarding collateral agreements; a blanket collateral pledge agreement and a specific collateral pledge agreement. Under a blanket agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible collateral assets, to secure the member’s obligations with the Bank. Under a specific agreement, the Bank obtains a lien against specific eligible collateral assets of a member, to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral. The specific agreement covers only those assets or categories of assets identified; the Bank is therefore relying on a specific subset of the member’s total eligible collateral as security for the member’s obligations to the Bank. In both cases (for members borrowing under either blanket or specific agreement), the Bank perfects its security interest under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement. The Bank requires housing finance agencies (HFAs) and insurance companies to sign specific agreements.

Collateral Status.  These agreements require one of three types of collateral status: undelivered, detailed listing or delivered status. A member is assigned a collateral status based on the Bank’s determination of the member’s current financial condition and credit product usage, as well as other information that may have been obtained.

The least restrictive collateral status, and the most widely used by the Bank’s members, is the undelivered collateral status. This status is generally assigned to lower risk institutions pledging collateral. Under undelivered collateral status, a member borrower is not required to deliver detailed reporting on pledged assets; rather, the Bank monitors the eligible collateral using regulatory financial reports, which are typically submitted quarterly, and/or Qualifying Collateral Report (QCR), which are submitted to the Bank by the member. Origination of new advances or renewal of advances must be secured by certain eligible collateral categories. Approximately 83.8 percent of the collateral pledged to the Bank was under a blanket lien agreement and in undelivered status at December 31, 2010. The remaining 16.2 percent of the collateral pledged to the Bank is in either listing or delivery status, which is discussed below. At December 31, 2010, eight of the Bank’s top ten borrowers were in undelivered collateral status, one was in specific pledge collateral status and one was in delivery collateral status.

Under the Bank’s policy, the Bank may require members to provide a detailed listing of eligible collateral being pledged to the Bank due to their high usage of Bank credit products, the type of assets being pledged or the credit condition of the member.

This is referred to as detail listing collateral status. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. In some cases, the member may benefit by listing collateral, in lieu of non-listed status, since it may result in a higher collateral weighting being applied to the collateral (discussed below). The Bank benefits from listing collateral status because it provides more loan information to calculate a more precise valuation on the collateral. Typically, those members with large, frequent borrowings are covered under listing status with a blanket agreement.

The third collateral status used by the Bank’s members is delivered, or possession, collateral status. In this case, the Bank requires the member to deliver physical possession, or grant control of, eligible collateral (in an amount sufficient to fully secure all outstanding obligations) to the Bank , including through a third party custodian for the Bank. Typically, the Bank would take physical possession/control of collateral if the financial condition of the member was deteriorating or if the member exceeded certain credit product usage triggers. Delivery of collateral may also be required if there is a regulatory action taken against the member by its regulator that would indicate inadequate controls or other conditions that would be of concern to the Bank. Delivery collateral status may apply to both blanket lien and specific agreements. The Bank requires delivery to a restricted account at the Bank or under the Bank's control of all securities pledged as collateral. The Bank also requires delivery of collateral from de novo institution members at least during their first two years of operation.

With respect to certain specific collateral agreement borrowers (typically HFAs and insurance companies, as noted above), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or, where applicable, mortgage loans to the Bank or its custodian.

All eligible collateral securing advances is discounted to protect the Bank from default in adverse conditions. These discounts, also referred to as collateral weighting, vary by collateral type and whether the calculation is based on book value or fair value of the collateral and are presented in detail in the table entitled “Lending Value Assigned to the Collateral as a Percentage of Value” below. The discounts typically include margins for estimated costs to sell or liquidate the collateral and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them, as well as the members’ reporting requirements to the Bank, for individual borrowers on a case-by-case basis .

The Bank determines the type and amount of collateral each member has available to pledge as security for a member's obligations to the Bank by reviewing, on a quarterly basis, call reports the members file with their primary banking regulators. Depending on a member’s credit product usage and current financial condition, that member may also be required to file a QCR on a quarterly or monthly basis. The resulting total value of collateral available to be pledged to the Bank after any collateral weighting is referred to as a member’s maximum borrowing capacity (MBC).

The Bank also performs periodic on-site collateral reviews of its borrowing members to confirm the amounts and quality of the eligible collateral pledged for the member’s obligations to the Bank. For certain pledged residential and commercial mortgage loan collateral, as well as delivered and Bank-controlled securities, the Bank employs outside service providers to assist in determining values. In addition, the Bank has developed and maintains an Internal Credit Rating (ICR) system that assigns each member a numerical credit rating on a scale of one to ten. Credit availability and term guidelines are based on a member's ICR and MBC usage. The Bank reserves the right, at its discretion, to refuse certain collateral or to adjust collateral weightings that are applied. In addition, the Bank can require additional or substitute collateral while any obligations of a member to the Bank remain outstanding to protect its security interest and ensure that the Bank remains fully secured at all times.

See the “Credit and Counterparty Risk - TCP and Collateral” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing members' obligations to the Bank as of December 31, 2010.

As additional security for each member’s obligations to the Bank, the Bank has a statutory lien on the member’s capital stock in the Bank. In the event of deterioration in the financial condition of a member, the Bank will take possession or control of sufficient eligible collateral to further perfect its security interest in collateral pledged to secure the members’ obligations to the Bank. Members with deteriorating creditworthiness or those exceeding certain product usage levels are required to deliver collateral to the Bank or the Bank's custodian to secure their obligations with the Bank. Furthermore, the Bank requires separate approval of such members’ new or additional advances.

Priority.  The Act affords any security interest granted to the Bank by any member, or any affiliate of a member, priority over the claims and rights of any third party, including any receiver, conservator, trustee or similar party having rights of a lien creditor. The only two exceptions are: (1) claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value; and (2) parties that are secured by actual perfected security interests ahead of the Bank’s security interest. The Bank has detailed liquidation plans in place to promptly exercise the Bank's rights regarding securities and loan collateral upon the failure of a member. At December 31, 2010 and 2009, respectively, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all members' and nonmember housing associates' obligations to the Bank. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates.

Nationally, during 2010, 157 FDIC – insured institutions have failed. None of the FHLBanks have incurred any losses on obligations outstanding to these institutions. Although the majority of these institutions were members of the System, only two were members of the Bank. At the time of these two closures, the Bank had advances or other credit products outstanding to both members. For one of these failed members, its credit obligations were fully assumed by another Bank member through an FDIC Purchase and Assumption Agreement. For the other failed member, its credit obligations were promptly paid off in full by the FDIC.

 Types of Collateral.  At December 31, 2010, approximately 47.6 percent of the total member eligible collateral (after collateral weighting) available to secure members' obligations to the Bank was single-family, residential mortgage loans. Generally, the Bank uses a discounted cash flow model to value its listed or delivered traditional mortgage loan collateral. Since 2006, the Bank has contracted with a leading provider of comprehensive mortgage analytical pricing to provide more precise valuations of some listed and delivered residential mortgage loan collateral. The Bank assigns book value to non-listed and non-delivered collateral.

Another category of collateral is high quality securities. This typically includes U.S. Treasuries, U.S. agency securities, TLGP investments, GSE MBS, and certain private label MBS with a credit rating of AAA. This category accounted for approximately 3.4 percent of the total amount of eligible collateral (after collateral weighting) held by members at December 31, 2010. In 2010, the Bank began requiring delivery of such securities to be included in a member’s MBC. Also, in December 2010, the Bank revised its Collateral Policy to exclude all private label MBS as qualifying collateral on a go-forward basis, and implemented a transition plan for affected members.

The Bank also accepts FHLBank deposits and multi-family residential mortgage loans as eligible collateral. These comprised 5.8 percent of the collateral (after collateral weighting) used to secure obligations to the Bank at December 31, 2010.

The Bank also may accept other real estate related collateral (ORERC) as eligible collateral as long as it has a readily ascertainable value and the Bank is able to perfect its security interest. Types of eligible ORERC include commercial mortgage loans and second-mortgage installment loans. Previously, the overall amount of eligible ORERC was subject to a limit of 50 percent of a member’s MBC; however, this limit was removed in 2009. The Bank uses a leading provider of multi-family and commercial mortgage analytical pricing to provide more precise valuations of listed and delivered multi-family and commercial mortgage loan collateral. ORERC accounts for approximately 43.2 percent of the total amount of eligible collateral (after collateral weighting) held by members as of December 31, 2010.

In addition, member Community Financial Institutions (CFIs) may pledge a broader array of collateral to the Bank, including secured small business, small farm and small agri-business loans and securities representing a whole interest in such secured loans. The Housing Act redefines member CFIs as FDIC-insured institutions with no more than $1.029 billion (limit during 2010) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index; for 2011, the limit has been adjusted to $1.04 billion. The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. If delivery of collateral is required, the Bank will accept such ORERC and CFI collateral only after determining the member has exhausted all other available collateral of the types enumerated above. Advances to members holding CFI collateral within their total collateral base totaled approximately $3.65 billion as of December 31, 2010. However, these loans were collateralized by sufficient levels of non-CFI collateral. All member advances are fully secured by residential mortgage assets, ORERC, eligible securities and/or CFI collateral.

The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories; such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans.

Nontraditional residential mortgage loans are defined by Bank Collateral Policy as mortgage loans that allow borrowers to defer payment of principal or interest. These loans, also referred to as “alternative” or “exotic” mortgage loans, may be interest-only loans, payment-option loans, negative-amortization, or have other features, such as, but not limited to, variable interest rates with below-market introductory rates, simultaneous second-lien loans and reduced documentation to support the repayment capacity of the borrower. Nontraditional residential mortgage loans exhibit characteristics that may result in increased risk relative to traditional residential mortgage loan products. They may pose even greater risk when granted to borrowers with undocumented or undemonstrated repayment capacity, for example, low or no documentation loans or credit characteristics that would be characterized as subprime. The potential for increased risk is particularly true if the nontraditional residential mortgage loans are not underwritten to the fully indexed rate.

Although subprime mortgages are not considered to be an eligible collateral asset class by the Bank, it is possible that the Bank may have subprime mortgages pledged as collateral through the blanket-lien pledge. The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in its compilation of mortgage data each quarter. This amount is deducted from the calculation of the member’s MBC. A member may request that nontraditional mortgage loan collateral be included in its eligible collateral pool with the understanding that such collateral will be subject to a rigorous review and that detailed loan-level listing files may be required. These mortgage loans will receive weightings based on a case-by-case review by the Bank. Management believes that the Bank has limited collateral exposure to subprime and nontraditional loans due to its business model, conservative policies pertaining to collateral and low credit risk due to the design of its mortgage loan programs.

As of December 31, 2010, the various types of eligible collateral and related lending values are summarized in the table and accompanying notes below. Collateral includes wholly-owned member assets (or assets of an affiliate or subsidiary of the member pledged to the Bank, if applicable and approved by FHLBank). The weightings are reviewed on at least a semi-annual basis and are adjusted when deemed necessary.

Types of Qualifying Collateral	Lending Value Assigned to the Collateral (as a % of Fair Value) (1)
Securities Collateral (2)	QCR Blanket Undelivered or Non-QCR Blanket Undelivered or Blanket Delivered (All)	Specific Pledge
FHLBank deposit pledged to the Bank and under the sole control of the Bank	100%	100%
U.S. govt securities, U.S. agency securities, including securities of the FFCB, TLGP, NCUA and FDIC notes and FHLBank consolidated obligations	97%	96%
MBS, including collateralized mortgage obligations issued or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae	95%	93%
Non-agency AAA mortgage-backed securities, including collateralized mortgage obligations, representing a whole interest in such mortgages.	75%	72%
Obligations of state or local government units or agencies, rated at least “AA” by a nationally recognized rating agency for standby letters of credit that assist members in facilitating residential housing finance or community lending.	65%	60%

Types of Qualifying Collateral (con't)	Lending Value Assigned to the Collateral (as a % of Fair Value) (1)
Residential Loan Collateral	QCR Blanket Undelivered	Non-QCR Blanket Undelivered	Specific Pledge or Blanket Delivered (Policy)	Blanket Delivered (Credit)
Conventional whole, fully disbursed, first-lien mortgage loans secured by 1-to-4 family residences (owner & non-owner occupied) which are not more than 30 days delinquent.	80%	75%	75%	70%
Nontraditional Mortgage Loans (3) will receive weightings based on a case-by-case review by FHLBank; monthly loan level listing is required.	60%	60%	60%	50%
Conventional and FHA whole, fully disbursed first-lien mortgage loans secured by multifamily properties which are not more than 30 days delinquent.	60%	55%	55%	50%
Conventional, fully disbursed, second-lien mortgage loans secured by 1-to-4 family residences that are not more than 30 days delinquent. Includes both term loans and revolving lines of credit (HELOC).	60%	55%	55%	50%

Other Real Estate Related Collateral (ORERC)
Farmland	60%	55%	55%	50%
Commercial Real Estate (Owner & Non-Owner Occupied) Commercial Business Loans (CFI Only) Construction Loans (all types)	50%	45%	45%	40%
Note:
(1) Book value is assumed to equal fair value for non-delivered, non-securities collateral where fair value is not readily available.
(2) Securities collateral qualifies on a delivered basis only.
(3) Nontraditional mortgage loan portfolios must be independently identified for collateral review and valuation for inclusion in a member's MBC. This includes a monthly loan level listing file.

During 2010, the Bank implemented several changes to its collateral policies and practices. See the "Credit and Counterparty Risk - TCP and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for details regarding these changes.

Specialized Programs

The Bank helps members meet their Community Reinvestment Act responsibilities. Through community investment cash advance programs such as the Affordable Housing Program (AHP) and the Community Lending Program (CLP), members have access to subsidized and other low-cost funding. Members use the funds from these programs to create affordable rental and homeownership opportunities, and for community and economic development activities that benefit low- and moderate-income neighborhoods, thus contributing to the revitalization of their communities.

Banking on Business (BOB) Loans

The Bank’s BOB loan program for members is targeted to small businesses in the Bank’s district. The program’s objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that otherwise may not be available. The original intent of the BOB program was a grant program through members to help facilitate community and economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect repayment of the loans directly from the borrowers, the members remit such amounts to the Bank. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval. In 2010 and 2011, the Bank has made $3.5 million and $2.5 million, respectively, available each year to assist small businesses through the BOB loan program.

Investments

Overview.  The Bank maintains a portfolio of investments for three main purposes: liquidity, collateral for derivative counterparties and additional earnings. For liquidity purposes, the Bank invests in shorter-term instruments, including overnight Federal funds, to ensure the availability of funds to meet member borrowing requests. In addition, the Bank invests in other short-

term instruments, including term Federal funds, interest-earning certificates of deposit and commercial paper. The Bank also maintains a secondary liquidity portfolio, which includes FDIC-guaranteed TLGP investments, NCUA bonds, U.S. Treasury and agency securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. U.S. Treasury securities are the primary source for derivative counterparty collateral.

The Bank further enhances interest income by maintaining a long-term investment portfolio, including securities issued by GSEs and state and local government agencies as well as agency and private label MBS. Securities currently in the portfolio were required to carry the top two ratings from Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s (S&P) or Fitch Ratings (Fitch) at the time of purchase. All securities in the Bank's investment portfolio were AAA-rated at the time of purchase with the exception of one of the restricted securities related to the Shared Funding Program which was rated AA at the time of purchase. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets. Investment income also bolsters the Bank’s capacity to meet its commitment to affordable housing and community investment, to cover operating expenses, and to satisfy its statutory Resolution Funding Corporation (REFCORP) assessment. See the “Credit and Counterparty Risk – Investments” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for discussion of the credit risk of the investment portfolio, including OTTI charges, and further information on these securities’ current ratings.

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

The Bank currently offers three products under the MPF Program to Participating Financial Institutions (PFIs): Original MPF, MPF Government and MPF Xtra. Further details regarding the credit risk structure for each of the products, as well as additional information regarding the MPF Program and the products offered by the Bank is provided in the Financial Condition section and the "Credit and Counterparty Risk - Mortgage Loans" discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K. In addition, please see the Risk Factor entitled “The MPF Program has different risks than those related to the Bank’s traditional loan business, which could adversely impact the Bank’s profitability.” in the Item 1A. Risk Factors in the Bank's 2010 Annual Report filed on this Form 10-K.

Under the MPF Program, both Original MPF and MPF Government PFIs generally market, originate and service qualifying residential mortgages for sale to the Bank. Member banks have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate mortgage loans, whether through retail or wholesale operations, and to retain or sell servicing of mortgage loans, the MPF Program gives control of the functions that relate to credit risk to PFIs. PFIs also may receive a servicing fee if they choose to retain loan servicing rather than transfer servicing rights to a third-party servicer.

PFIs are paid a credit enhancement fee for retaining and managing a portion of the credit risk in the conventional mortgage loan portfolios sold to the Bank under the traditional MPF Program. The credit enhancement structure motivates PFIs to minimize loan losses on mortgage loans sold to the Bank. The Bank is responsible for managing the interest rate risk, prepayment risk, liquidity risk and a portion of the credit risk associated with the mortgage loans.

 Participating Financial Institution (PFI). Members must specifically apply to become a PFI. The Bank reviews the general eligibility of the member including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added 10 new PFIs in 2010, and as of December 31, 2010, 105 members were approved participants in the MPF Program. Of the Bank's 10 largest members, based on asset size, five members have executed PFI agreements. The Bank did not purchase any mortgage loans from these five members during 2010.

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

In 2009, the Bank began offering MPF Xtra to members. MPF Xtra allows PFIs to sell residential, conforming fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the credit enhancement structure of the traditional MPF Program and, because these loans are sold, they are not reported on the Bank’s balance sheet. In the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no credit enhancement fees are paid. PFIs which have completed all required documentation and training are eligible to participate in the program. As of December 31, 2010, 42 PFIs were eligible to participate in the program. Of these, 16 have sold $113.7 million of mortgage loans through the MPF Xtra program for 2010. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

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

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the FHLBanks, backed by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the United States government, and the United States government does not guarantee them. Moody’s has rated consolidated obligations Aaa/P-1, and S&P has rated them AAA/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2010 and 2009.

(in millions)	December 31, 2010	December 31, 2009
Consolidated obligation bonds	$33,705.9	$48,808.8
Consolidated obligation discount notes	13,085.0	10,210.0
Total Bank consolidated obligations	$46,790.9	$59,018.8
Total FHLBank System combined consolidated obligations	$796,373.7	$930,616.8

Office of Finance (OF).  The OF has responsibility for issuing and servicing consolidated obligations on behalf of the FHLBanks. The OF also serves as a source of information for the Bank on capital market developments, markets the FHLBank System’s debt on behalf of the Banks, selects and evaluates underwriters, prepares combined financial statements, administers REFCORP and the Financing Corporation, and manages the Banks’ relationship with the rating agencies and the U.S. Treasury with respect to the consolidated obligations.

Consolidated Obligation Bonds.  On behalf of the Bank, the OF issues bonds that the Bank uses to fund advances, the MPF Program and its investment portfolio. Typically, the maturity of these bonds ranges from one year to ten years, but the maturity is not subject to any statutory or regulatory limit. Bonds can be issued and distributed through negotiated or competitively bid transactions with approved underwriters or selling group members. In some instances, particularly with complex structures, the Bank swaps its term debt issuance to floating rates through the use of interest rate swaps.

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

See the Executive Summary and “Liquidity and Funding Risk” discussion in the Risk Management section, both in Item 7. Management’s Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for further information regarding consolidated obligations and related liquidity risk.

Capital Resources

Capital Plan.  From its enactment in 1932, the Act provided for a subscription-based capital structure for the FHLBanks. The amount of capital stock that each FHLBank issued was determined by a statutory formula establishing how much FHLBank stock each member was required to purchase. With the enactment of the Gramm-Leach-Bliley Act (GLB Act), the statutory subscription-

based member stock purchase formula was replaced with requirements for total capital, leverage capital, and Risk Based Capital (RBC) for the FHLBanks. The FHLBanks were also required to develop new capital plans to replace the previous statutory structure.

The Bank implemented its capital plan on December 16, 2002. In general, the capital plan requires each member to own stock in an amount equal to the aggregate of a membership stock requirement and an activity-based stock requirement. The Bank may adjust these requirements from time to time within limits established in the capital plan.

Bank capital stock may not be publicly traded; it may be issued, exchanged, redeemed and repurchased at its stated par value of $100 per share. Under the capital plan, capital stock may be redeemed upon five years’ notice, subject to certain conditions. In addition, the Bank has the discretion to repurchase excess stock from members. Ranges have been built into the capital plan to allow the Bank to adjust the stock purchase requirement to meet its regulatory capital requirements, if necessary. On December 23, 2008, the Bank announced its decision to voluntarily suspend excess capital stock repurchases until further notice. This action was taken after careful analysis and consideration of certain negative market trends and the impact on the Bank’s profitability and financial condition. However, on October 29, 2010, the Bank repurchased approximately 5 percent, or $200 million, of excess capital stock. On February 23, 2011, the Bank executed an additional repurchase of approximately 5 percent, or $200 million, of excess capital stock. In both instances, the amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding through October 28, 2010 and February 22, 2011, respectively. Decisions regarding any future repurchases of excess capital stock will be made on a quarterly basis.

In July 2010, the Bank amended its capital plan. This amended capital plan provides members with a stable membership capital stock calculation replacing the Unused Borrowing Capacity calculation. Additionally, the amended plan expanded the AMA stock purchase requirement range and prospectively establish a capital stock purchase requirement for letters of credit. Details regarding the amended capital plan are available in the Capital Resources discussion in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K. In addition, see the amended Capital Plan filed as Exhibit 4.1.1 to the Second Quarter 2010 quarterly report filed on Form 10-Q on August 9, 2010.

Dividends and Retained Earnings.  The Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay only a cash dividend. As of December 31, 2010, the balance in retained earnings was $397.3 million. The amount of dividends the Board determines to pay out, if any, is affected by, among other factors, the level of retained earnings recommended under the Bank's retained earnings policy. On December 23, 2008, the Bank announced its decision to voluntarily suspend payment of dividends until further notice. Bank management and the Board believe that (1) the condition of the Bank's private label MBS portfolio; (2) the Bank's overall financial performance; (3) the level of retained earnings with respect to the total balance of accumulated other comprehensive income (AOCI); and (4) developments in the mortgage and credit markets should all be considered in assessing the Bank’s ability to resume paying a dividend.

Please see the Capital Resources section and the “Risk Governance” discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (the JCE Agreement) with the other 11 FHLBanks. The JCE Agreement provides that upon satisfaction of the FHLBanks' obligations to REFCORP, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a Separate Restricted Retained Earnings Account (RRE Account). Currently, the REFCORP obligations are expected to be fully satisfied during the 2011 calendar year. Under the JCE Agreement, each FHLBank will be required to build its RRE Account to one percent of its total outstanding consolidated obligations, which for this purpose is based on the most recent quarter's average carrying value of all consolidated obligations for which an FHLBank is the primary obligor.

The JCE Agreement further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the JCE Agreement. Under the JCE Agreement, if the FHLBanks' REFCORP obligations terminate before the Finance Agency has approved all proposed capital plan amendments; each FHLBank shall commence the required allocation to its RRE Account beginning as of the end of the calendar quarter in which the final REFCORP payments are made by the FHLBanks.

The JCE Agreement provides that any quarterly net losses of an FHLBank may be netted against its net income, if any, for other quarters during the same calendar year to determine the minimum required year-to-date or annual allocation to its RRE Account. In the event an FHLBank incurs a net loss for a cumulative year-to-date or annual period that results in a decrease to the balance of its RRE Account as of the beginning of that calendar year, such FHLBank's quarterly allocation requirement will thereafter increase to 50 percent of quarterly net income until the cumulative difference between the allocations made at the 50 percent rate and the allocations that would have been made at the regular 20 percent rate is equal to the amount of the decrease to the balance of its RRE Account at the beginning of that calendar year. Any year-to-date or annual losses must first be allocated to retained earnings that are not restricted in the FHLBank's RRE Account until such retained earnings are reduced to a zero balance. Thereafter, any remaining losses may be applied to reduce the balance of the FHLBank's RRE Account, but not below a zero balance.

The JCE Agreement also provides that if an FHLBank's RRE Account exceeds 1.5 percent of its total consolidated obligations, such FHLBank may transfer amounts from its RRE Account to its non-restricted retained earnings account, but only to the extent that the balance of its RRE Account remains at least equal to 1.5 percent of the FHLBank's total consolidated obligations immediately following such transfer.

Finally, the JCE Agreement provides that during periods in which an FHLBank's RRE Account is less than one percent of its Total Consolidated Obligations, such FHLBank may pay dividends only from retained earnings that are not restricted in its RRE Account or from the portion of quarterly net income that exceeds the amount required to be allocated to its RRE Account.

The JCE Agreement can be voluntarily terminated by an affirmative vote of two-thirds of the boards of directors of the FHLBanks, or automatically if a change in the FHLBank Act, Finance Agency regulations, or other applicable law has the effect of: (1) creating any new or higher assessment or taxation on the net income or capital of any FHLBank, or requiring the FHLBanks to retain a higher level of restricted retained earnings than the amount that is required under the JCE Agreement; or (2) establishing general restrictions applicable to the payment of dividends by FHLBanks that satisfy all relevant capital standards by either (a) requiring a new or higher mandatory allocation of an FHLBank's net income to any retained earnings account other than the amount specified in the JCE Agreement, or (b) prohibiting dividend payments from any portion of an FHLBank's retained earnings that are not held in its RRE Account.

In the event the JCE Agreement is voluntarily terminated, each FHLBank's obligation to allocate earnings to its RRE Account would cease (with Finance Agency consent for those FHLBanks for which a capital plan amendment has been approved), but the restrictions on the use of the amounts in the RRE Account will continue until an event that triggers automatic termination occurs or until the FHLBanks unanimously agree to remove such restriction (and the Finance Agency approves the termination, for those FHLBanks for which a capital plan amendment has been approved). If the JCE Agreement is automatically terminated, each FHLBank's obligation to make allocations to its RRE Account will terminate and the restrictions on the use of amounts in its RRE Account would terminate.

For additional details regarding the provisions of the JCEA, including termination of the agreement, dividend restriction period, anticipated capital plan amendment and other terms, see the 8-K filed by the Bank on March 1, 2011 incorporated by reference as Exhibit 10.15 in the Bank's 2010 Annual Report filed on this Form 10-K.

Derivatives and Hedging Activities

The Bank may enter into interest rate swaps, swaptions, interest rate cap and floor agreements and forward contracts (collectively, derivatives) to manage its exposure to changes in interest rates. The Bank uses these derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments to achieve its risk management objectives. The Bank uses derivative financial instruments in several ways: (1) by designating them as a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; (2) by acting as an intermediary between members and the capital markets; or (3) in asset/liability management (i.e., an economic hedge). See Note 11 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data for additional information.

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

The Finance Agency regulates the Bank’s use of derivatives. The regulations prohibit the trading in or speculative use of these instruments and limit credit risk arising from these instruments. All derivatives are recorded in the Statement of Condition at fair value.

 Competition

Advances.  The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including the FRBs, commercial banks, investment banking divisions of commercial banks, and brokered deposits, largely on the basis of cost as well as types and weightings of collateral. Competition may be greater in regard to larger members, which have greater access to the capital markets. As a result of disruptions in the credit and mortgage markets in the second half of 2007, the Bank had experienced unprecedented loan growth, increasing 39.4 percent by the end of 2007 compared to prior year-end. This growth reversed and balances declined over the next three years, falling from $68.8 billion at December 31, 2007 to $29.7 billion at December 31, 2010. Advances declined 9.6 percent from December 31, 2007 to December 31, 2008; another 33.7 percent from December 31, 2008 to December 31, 2009; and yet another 27.9 percent from December 31, 2009 to December 31, 2010. This ongoing decline was due primarily to the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership itself; (3) member reaction to the Bank's voluntary decision to temporarily suspend dividend payments and excess capital stock repurchases; (4) the Bank's liquidity position and how management chooses to fund the Bank; (5) current, as well as future, credit market conditions; (6) housing market trends; and (7) the shape of the yield curve.

Competition within the FHLBank System is somewhat limited; however, there may be some members of the Bank that have affiliates that are members of other FHLBanks. The Bank’s ability to compete successfully with other FHLBanks for business depends primarily on pricing, dividends, capital stock requirements, credit and collateral terms, and products offered.

Additional details regarding the advance portfolio are available in the Financial Condition discussion in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

Purchase of Mortgage Loans.  Members have several alternative outlets for their mortgage loan production including Fannie Mae, Freddie Mac, and other secondary market conduits. The MPF Program competes with these alternatives on the basis of price and product attributes. Additionally, a member may elect to hold all or a portion of its mortgage loan production in portfolio, potentially funded by an advance from the Bank. The Bank’s volume of conventional, conforming fixed-rate mortgages has declined as a result of a stagnant housing market and the weak employment and economic conditions. In addition, the lack of an off-balance sheet solution for the MPF program credit structure caused the Bank to strategically position the MPF Program for community and regional institutions, thereby effectively excluding larger PFIs from participation. As previously reported, in 2009 the Bank began offering the MPF Xtra product to members. MPF Xtra does not have the credit enhancement structure of the traditional MPF Program. These loans are sold through the FHLBank of Chicago to Fannie Mae and, therefore, are not reported on the Bank’s balance sheet. In 2009, the Bank introduced a loan modification plan for participating PFIs, which is available until December 31, 2011 unless further extended by the MPF Program. Further details regarding these activities are available in the Financial Condition section and "Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives" in Risk Management, both in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

Issuance of Consolidated Obligations.  The Bank competes with the U.S. Treasury, Fannie Mae, Freddie Mac and other government-sponsored enterprises as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt cost. The Bank’s status as a GSE affords certain preferential treatment for its debt obligations under the current regulatory scheme for depository institutions operating in the United States as well as preferential tax treatment in a number of state and municipal jurisdictions. Any change in these regulatory conditions as they affect the holders of Bank debt obligations would likely alter the relative competitive position of such debt issuance resulting in potentially higher cost to the Bank. The Federal banking agencies have proposed a lower RBC requirement applicable to Fannie Mae and Freddie Mac debt and have developed an updated capital framework for internationally active banking institutions under BASEL III. Depending on the final risk weighting that is assigned to FHLBank debt obligation, the effect of either of these regulations could negatively impact the System’s competitive position with respect to debt issuance. See the Legislative and Regulatory Developments discussion in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for additional discussion.

The issuance of callable debt and the simultaneous execution of callable interest rate derivatives that mirror the debt have been an important source of funding for the Bank. There is considerable competition among high-credit-quality issuers in the markets for callable debt and for derivative agreements, which can raise the cost of issuing this form of debt.

Major Customers

 Sovereign Bank and Ally Bank each had advance balances in excess of ten percent of the Bank’s total portfolio as of December 31, 2010. See details in the Item 1A. Risk Factor entitled “The loss of significant Bank members or borrowers may have a negative impact on the Bank’s loans and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all which may affect the Bank’s profitability and financial condition.” and the “Credit and Counterparty Risk - TCP and Collateral” discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in the Bank's 2010 Annual Report filed on this Form 10-K.

Personnel

 As of December 31, 2010, the Bank had 211 full-time employee positions and four part-time employee positions, for a total of 213 full-time equivalents, and an additional 17 contractors. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

 Taxation

The Bank is exempt from all Federal, state and local taxation with the exception of real estate property taxes.

Resolution Funding Corporation (REFCORP) and Affordable Housing Program (AHP) Assessments

The Bank is obligated to make payments to REFCORP in an amount of 20 percent of net earnings after operating expenses and AHP expenses. The Bank must make these payments to REFCORP until the total amount of payments actually made by all twelve FHLBanks is equivalent to a $300 million annual annuity whose final maturity date is April 15, 2030. The Finance Agency will shorten or lengthen the period during which the FHLBanks must make payments to REFCORP depending on actual payments relative to the referenced annuity. In addition, the Finance Agency, in consultation with the Secretary of the U.S. Treasury, selects the appropriate discounting factors used in this calculation. See Note 16 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data for additional information.

In addition, the FHLBanks must set aside for the AHP annually on a combined basis, the greater of an aggregate of $100 million or 10 percent of current year’s net earnings (income before interest expense related to mandatorily redeemable capital stock but after the assessment for REFCORP). If the Bank experienced a net loss, as defined in Note 15 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K, for a full year, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate ten percent calculation described above is less than $100 million for all twelve FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s net earnings in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings. If an FHLBank finds that its required contributions are affecting the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. As allowed by AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). The Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism. See the Risk Factor entitled “The Bank’s Affordable Housing Program and other related community investment programs may be severely affected if the Bank’s annual net income is reduced or eliminated.” in Item 1A. Risk Factors and Note 15 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, both in the Bank's 2010 Annual Report filed on this Form 10-K for additional information.

Currently, combined assessments for REFCORP and AHP are the equivalent of approximately a 26.5 percent effective rate for the Bank. The combined REFCORP and AHP assessments for the Bank were $3.0 million and $7.0 million for the years ended December 31, 2010 and 2008. Because the Bank was in a net loss position for the year ended December 31, 2009, it recorded no combined assessment expense for that full year. In 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank will use its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future). This overpayment was recorded as a prepaid asset by the Bank and reported as “prepaid REFCORP assessment” on the Statement of Condition at December 31, 2008. A balance related to this asset remained on the Bank's Statement of Condition as of December 31, 2010 and 2009. Over time, as the Bank uses this credit against its future REFCORP assessments, this prepaid asset will be reduced until the prepaid asset has been exhausted. If any amount of the prepaid asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, the U.S. Treasury will implement a procedure so that the Bank would be able to collect on its remaining prepaid asset.

For additional details regarding the AHP and REFCORP assessments, please reference the Earnings Performance discussion in Item 7. Management's Discussion and Analysis and Notes 15 and 16, respectively, in Item 8. Financial Statements and Supplementary Financial Data, both in the Bank's 2010 Annual Report filed on this Form 10-K.

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

The Bank also makes the Annual Report filed on Form 10-K, quarterly reports filed on Form 10-Q, current reports filed on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank's 2010 Annual Report filed on this Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the governance section of the “Investor Relations” link on the Bank’s website at www.fhlb-pgh.com. Printed copies of this information may be requested without charge upon written request to the Legal Department at the Bank.

Item 1A: Risk Factors

There are many factors - several beyond the Bank's control - that could cause results to differ significantly from the Bank's expectations. The following discussion summarizes some of the more important factors that should be considered carefully in evaluating the Bank's business. This discussion is not exhaustive and there may be other factors not described or factors, such as credit, market, operations, business, liquidity, interest rate and other risks, changes in regulations, and changes in accounting requirements, which are described elsewhere in this report (see the Risk Management discussion in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K), which could cause results to differ materially from the Bank's expectations. However, management believes that these risks represent the material risks relevant to the Bank, its business and industry. Any factor described in this report could by itself, or together with one or more other factors, adversely affect the Bank's business operations, future results of operations, financial condition or cash flows, and, among other outcomes, could result in the Bank continuing to not pay dividends on its capital stock.

Continued global financial market disruptions during 2010, combined with the slow pace of recovery from the recession that began in 2008, anemic new job creation, and a yet-to-recover housing market, have sustained the uncertainty and unpredictability the Bank faces in managing its business. Geopolitical conditions or a natural disaster, especially one affecting the Bank's district, customers or counterparties, could also adversely affect the Bank's business, results of operations or financial condition.

The Bank's business and earnings are affected by international, domestic and district-specific business and economic conditions. These economic conditions, which may also affect counterparty and members' business and results of operations, include real estate values, residential mortgage originations, short-term and long-term interest rates, inflation and inflation expectations, unemployment levels, money supply, fluctuations in both debt and equity markets, and the strength of the foreign, domestic and local economies in which the Bank operates. During the financial crisis, which began in mid-2007, global financial markets suffered significant illiquidity, increased mortgage delinquencies and foreclosures, falling real estate values, the collapse of the secondary market for MBS, loss of investor confidence, a highly volatile stock market and interest rate fluctuations. These disruptions resulted in the bankruptcy or acquisition of numerous major financial institutions and diminished overall confidence in the financial markets.. From 2008 through 2010, there were world-wide disruptions in the credit and mortgage markets and, through year-end 2009, an overall downturn in the U.S. economy. The ongoing weakness of the U.S. housing market and the commercial real estate market, decline in home prices, and loss of jobs contributed to the recent national recession, resulted in increased delinquencies and defaults on mortgage assets and reduced the value of the collateral securing these assets. In combination, these circumstances could increase the possibility of under-collateralization of the advance portfolio and the risk of loss. Continued deterioration in the mortgage markets resulted in additional OTTI to the MBS portfolio in 2010. Additional material OTTI realized losses could be recorded in subsequent years. Additional realized losses could be recorded, should the Bank be forced to liquidate MBS. See additional discussion in the Risk Factors entitled “The Bank invests in MBS, including significant legacy positions in private label MBS. The MBS portfolio shares risks similar to MPF as well as risks unique to MBS investments. The increased risks inherent with these investments have adversely impacted the Bank's profitability and capital position and could to continue to do so during 2011.” The financial markets have also reflected this uncertainty via both the equity and fixed income markets, which have experienced volatility. The sovereign debt crisis in Europe sparked a flight to quality during the first half of 2010, as investors questioned the stability of the European Union. The European debt crisis could affect the credit quality of the various global counterparties with which the Bank does business. See the risk factor entitled “The Bank is subject to credit risk due to default, including failure or ongoing instability of any of the Bank's member, derivative, money market or other counterparties, which could adversely affect its profitability or financial condition. “ for additional details regarding counterparty credit risk.

The Bank is affected by the global economy through member ownership and investor appetite. Changes in perception regarding the stability of the U.S. economy, the creditworthiness of the U.S. government, the degree of government support of financial institutions or the depletion of funds available for investment by overseas investors could lead to changes in foreign interest in investing in, or supporting, U.S. financial institutions or holding FHLBank debt. The recent European debt crisis and investors' demand for more stable, high-quality investments drove down the Bank's debt costs in the second quarter of 2010. As concerns in Europe subsided, funding costs returned to more customary levels in the latter part of the year.

Geopolitical conditions can also affect earnings. Acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism and/or military conflicts, could affect business and economic conditions in the U.S., including both debt and equity markets.

Damage caused by acts of terrorism or natural disasters could adversely impact the Bank or its members, leading to impairment of assets and/or potential loss exposure. Real property that could be damaged in these events may serve as collateral for loans, or security for the mortgage loans the Bank purchases from its members and the MBS held as investments. If this real property is not sufficiently insured to cover the damages that may occur, there may be insufficient collateral to secure the Bank's loans or investment securities and the Bank may be severely impaired with respect to the value of these assets.

The Bank is also exposed to risk related to a changing interest rate environment, especially in difficult economic times such as the recent recession. If this risk is not properly monitored and managed, it could affect the Bank's results of operations and financial condition. For additional details, please see the Risk Factor entitled “Fluctuating interest rates or the Bank's inability to successfully manage its interest rate risk may adversely affect the Bank's net interest income, overall profitability and the market value of its equity.”

U.S. state and municipal governments are also experiencing significant budgetary problems. These entities may be forced to cut expenses, raise taxes, or both. The expense reductions could include reduced government employment levels. Any of the above actions or the inability of state and municipal governments to address budgetary problems will have a negative effect on the economy. Many of these government entities have already suffered credit downgrades and funding challenges over the past several years. Many member banks invest in securities of, or lend directly to, these state and municipal government entities; they could be negatively impacted by any additional credit deterioration.

The Bank may fail to maintain a sufficient level of retained earnings, fail to meet its minimum regulatory capital requirements, or be otherwise designated by the Finance Agency as undercapitalized, which would impact the Bank's ability to conduct business “as usual,” result in prohibitions on dividends, excess capital stock repurchases and capital stock redemptions and potentially impact the value of Bank membership.

The Bank is required to maintain sufficient permanent capital, defined as capital stock plus retained earnings, to meet its combined risk-based capital (RBC) requirements. These requirements include components for credit risk, market risk and operational risk. Each of the Bank's investments carries a credit RBC requirement that is based on the rating of the investment. As a result, ratings downgrades or credit deterioration of individual investments cause an increase in the total credit RBC requirement. Additionally, the market values on private label MBS have a significant impact on the market RBC requirement. In addition, the Bank is required to maintain certain regulatory capital and leverage ratios, which it has done. Any violation of these requirements will result in prohibitions on stock redemptions and repurchases and dividend payments.

Under the Finance Agency's final Prompt Correct Action Regulation (PCA Regulation), if the Bank becomes undercapitalized either by failing to meet its regulatory capital requirements or by the Finance Agency exercising its discretion to categorize an FHLBank as undercapitalized, then, in addition to the capital stock redemption, excess capital stock repurchase and dividend prohibitions noted above, it will also be subject to asset growth limits. If it becomes significantly undercapitalized, it could be subject to additional actions such as replacement of its Board and management, required capital stock purchase increases and required asset divestiture. The regulatory actions applicable to an FHLBank in a significantly undercapitalized status may also be imposed on an FHLBank by the Finance Agency at its discretion on an undercapitalized FHLBank. Violations could also result in changes in the Bank's member lending, investment or MPF Program purchase activities, a change in permissible business activities, as well as the restrictions on dividend payments and restrictions on capital stock redemptions and repurchases. See the Capital Resources discussion in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for further information.

Future declines in market conditions could also result in a possible violation of regulatory and/or statutory capital requirements and may impact the Bank's ability to redeem capital stock at par value. For example, this could occur if: (1) a member were to withdraw from membership (or seek to have its excess capital stock redeemed) at a time when the Bank is not in compliance with its minimum capital requirements or is deemed to be undercapitalized despite being in compliance with its minimum capital requirements; or (2) it is determined the Bank's capital stock is or is likely to be impaired as a result of losses in, or the depreciation of, assets which may not be recoverable in future periods. The Bank's primary business is making loans to its members, which in turn creates capital for the Bank. As members increase borrowings, the Bank's capital grows. As loan demand declines, so does the amount of capital required to support those balances. Ultimately, this capital would be returned to the member. Without new borrowing activity to offset the run-off of existing borrowings, capital levels could eventually decline. The Bank has the ability to increase the capital requirements on existing borrowings to boost capital levels; however, this may deter new borrowings and reduce the value of membership as the return on that investment may not be as profitable to the member as other investment opportunities.

Under Finance Agency regulation, the Bank may pay dividends on its capital stock only out of previously retained earnings or current net income. The payment of dividends is subject to certain statutory and regulatory restrictions (including that the Bank is in compliance with all minimum capital requirements and has not been designated undercapitalized by the Finance Agency) and is highly dependent on the Bank's ability to continue to generate future net income and maintain adequate retained earnings and capital levels. In December 2008, the Bank announced the voluntary suspensions of dividend payments and repurchases of excess capital stock, until further notice. In this unprecedented environment, the Board and Bank management are confident this was the necessary course of action as they work to maintain sufficient levels of retained earnings. Dividend payments are expected to be restored when the Bank determines it is prudent to do so, and consistent with, among other factors, Bank policies regarding market value of capital stock and retained earnings. The Bank may decide to pay dividends significantly lower than historical rates as the Bank builds retained earnings and lowers its risk profile. Separately, payment of dividends could also be suspended if the principal and interest due on any consolidated obligation has not been paid in full or if the Bank becomes unable to comply with regulatory capital or liquidity requirements or satisfy its current obligations. See additional discussion regarding the Bank's initiative to build retained earnings in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K. Effective February 28, 2011, the Bank entered into a JCE Agreement with the other 11 FHLBanks, which provides for each FHLBank to establish an RRE Account. For additional details regarding the provisions of the JCEA, including termination of the agreement, dividend restriction period, anticipated capital plan amendment and other terms, see the 8-K filed by the Bank on March 1, 2011 incorporated by reference as Exhibit 10.15 in the Bank's 2010 Annual Report filed on this Form 10-K.

The Bank submitted an updated capital stabilization plan (CSP) to the Finance Agency for review and approval in 2009; this CSP was accepted by the Finance Agency in May 2010. As a result of the suspension of excess capital stock repurchases in 2009 and through the first nine months of 2010, the amount of excess permanent capital increased during 2010. In October 2010, the Bank repurchased approximately $200 million of excess capital stock; in February 2011, the Bank again repurchased approximately $200 million of excess capital stock. Decisions on further repurchases of excess capital stock will be made on a quarterly basis. The Bank was in compliance with all of its capital requirements at December 31, 2010.

The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank's liquidity. In addition, if the Bank's ability to access the long-term debt markets would be limited, this may have a material adverse effect on its liquidity, results of operations and financial condition, as well as its ability to fund operations, including advances.

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of debt frequently, with a variety of maturities and call features and at attractive rates. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank's assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with policies established by management and the Board and Finance Agency guidance to target as many as 15 days of liquidity, depending on the scenario. See the “Liquidity and Funding Risk” discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for additional information on the Finance Agency guidance.

The ability to obtain funds through the sale of consolidated obligations depends in part on prevailing conditions in the capital markets at that time, which are beyond the Bank's control. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on acceptable terms, if at all. If the Bank cannot access funding when needed, its ability to support and continue its operations, including providing term funding to members, would be adversely affected, which would negatively affect its financial condition and results of operations.

Debt costs were relatively stable until late May, when costs fell due to the impact of falling interest rates and the European debt crisis as investors demanded stable, high-quality investments. Overall debt costs declined during the third quarter of 2010 as interest rates continued to rally. Debt costs increased as interest rates rose during the fourth quarter in reaction to indications of more favorable economic growth outlook. Total FHLBank System consolidated obligations declined over the remainder of 2010, attributed in part to a significant number of consolidated bond maturities and calls which were not replaced due to low advance demand.

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

Actions were originally taken by the U.S. Treasury during 2008 and into 2009 that were intended to stimulate the economy and reverse the illiquidity in the credit and housing markets. As a result of those government actions, the Bank initially experienced an increase in funding costs relative to long-term debt, reflecting both investor reluctance to purchase longer-term obligations and investor demand for high-quality, shorter-term assets. The Bank's composition of its consolidated obligations portfolio was heavily concentrated in discount notes and shorter-term bonds, which meant a large portion of the Bank's debt matured within one year. As investor reluctance regarding purchasing longer-term obligations of GSEs, as well as concerns regarding any mortgage market-related investments, continued, the debt issuance and related pricing of the Bank debt was adversely affected. In the latter half of 2009 and into 2010, conditions improved in the term debt markets. By early 2010, these U.S. Treasury programs had all expired. However, the Bank's consolidated obligations portfolio is still primarily comprised of discount notes and shorter-term bonds. Where the Bank chooses to employ a short-funding strategy, this strategy could expose the Bank to interest rate risk as the Bank may need to replace the shorter-maturity debt at a potentially higher price. The Bank monitors and quantifies interest rate and refunding risk.

On July 21, 2010, as discussed in more detail below in the Risk Factor entitled “The Bank is subject to legislative and regulatory actions, including a complex body of regulations, including Finance Agency regulations, which may be amended in a manner that may affect the Bank's business, operations and/or financial condition and members' investment in the Bank.”, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted, On August 20, 2010, the U.S. Commodities Futures Trading Commission (the CFTC) and the SEC jointly issued a proposed rule on certain key terms necessary to regulate the use and clearing of derivatives as required by the Dodd-Frank Act. The definitions of those terms and other derivatives clearing rulemaking may adversely impact the Bank. The CFTC and SEC rulemaking for implementing the Dodd-Frank Act continues. Examples of such key terms include, among others, “swap,” “major swap participant” and “swap dealer.” To the extent that the final regulation defines “swap” to include bona fide loans that include caps or floors or variable rate loans, such loans may be subject to exchange or clearinghouse requirements, which would likely increase the costs of such transactions and reduce the attractiveness of such transactions to the Bank's members. If an FHLBank is defined to be a “major swap participant” or “swap dealer” it will be required to trade certain of its standardized derivatives transactions through an exchange and clear those transactions through a centralized clearing house, and it will be subject to additional swap-based capital and margin requirements. In either case, the Bank's ability to achieve its risk management objectives and act as an intermediary between its members and counterparties may be materially impacted by this regulation or other regulations implemented under the Dodd-Frank Act that regulate derivatives. Clearing requirements could also negatively impact the Bank's cost of funds which could have a material impact on the Bank's results of operations and financial condition.

The Administration and Congress are expected to deliberate and possibly address GSE reform in 2011. The outcome of those deliberations and the resulting legislation, if any, could have a material impact on the issuance of and costs associated with FHLBank debt. An inability to issue both short- and long-term debt at attractive rates and in amounts sufficient to operate its business and meet its obligations would have a material adverse effect on the Bank's liquidity, results of operations and financial condition. Please find additional discussion regarding 2011 GSE reform efforts in the Legislative and Regulatory Developments discussion in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

The Bank invests in MBS. The MBS portfolio shares risks similar to the MPF Program as well as risks unique to MBS investments. The increased risks inherent with the private label portion of the MBS investments have adversely impacted the Bank's profitability and capital position and are likely to continue to do so during 2011.

The Bank invests in MBS, including Agency and private label MBS. The private label category of these investments carries a significant amount of risk, relative to other investments within the Bank's portfolio. The private label MBS portfolio accounted for 8.4 percent of the Bank's total assets and 37.2 percent of the Bank's total interest income at December 31, 2010.

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

The Bank holds investments in private label MBS which, at the time of purchase, were in senior tranches with the highest long-term debt rating. However, many of those securities have subsequently been downgraded, in some cases below investment grade. See details of this activity in the “Credit and Counterparty Risk-Investments” section of Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K. Throughout 2010, all types of private label MBS experienced delinquencies and loss severities, with the Alt-A portfolio being more heavily impacted. For full year 2010, the Bank recorded $48.4 million and $108.6 million of credit-related OTTI charges on Alt-A and Prime private label investments, respectively. The Bank also experienced actual cash shortfalls with respect to certain private label MBS. If delinquencies and/or default rates on mortgages increase, and/or there is an additional decline in residential real estate values, the Bank could experience reduced yields and/or additional OTTI credit and noncredit losses on its private label MBS portfolio. During 2010, the U.S. housing market continued to experience significant adverse trends, including accelerating price depreciation, and rising delinquency and default rates in a number of markets. If delinquency and/or loss rates on mortgages and/or home equity loans continue to increase in 2011, and/or a rapid decline or a continuing decline in residential real estate values continues, the market could experience a double-dip recession and the Bank could experience additional material credit-related OTTI losses on its investment securities, which would negatively affect the Bank's financial condition, results of operations and its capital position.

Through December 31, 2010, the Bank recognized $158.4 million in full year credit-related OTTI charges related to private label MBS in earnings, after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. The credit loss realized on the Bank's private label MBS is equal to the difference between the amortized cost basis (pre-OTTI charge) and the present value of the estimated cash flows the Bank expects to realize on the private label MBS over their life. As of December 31, 2010, the Bank did not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis. The Bank may sell select private label MBS held as available-for-sale (AFS) if it is deemed prudent by Bank management. The Bank has not recorded significant OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities). The Bank purchased $2.9 billion of U.S. Agency MBS during 2010. See the “Credit and Counterparty Risk - Other-Than-Temporary Impairment” discussion in Risk Management in Item 7. Management's Discussion and Analysis and Note 7 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K for discussion regarding OTTI analysis and conclusions.

The Bank has insurance on its home equity lines of credit (HELOC) investments. Given the weak financial condition of these insurers, it is likely that some of them may be unable to reimburse the Bank for claims under insurance policies on certain securities within the Bank's private label MBS portfolio. During 2010, the Bank had received payments on two HELOCs from monoline bond insurers in accordance with contractual terms; one insurer ceased making payments during the year. As delinquencies increase and credit enhancement provided by a security's subordination structure erodes, it is likely that claims made on these insurance policies will increase.

On May 20, 2009, Congress enacted loan modification legislation. The legislation provides that if a servicer of residential mortgages agrees to enter into a residential loan modification, workout, or other loss mitigation plan with respect to a residential mortgage originated before the date of enactment of the legislation, including mortgages held in a securitization or other investment vehicle, to the extent that the servicer owes a duty to investors or other parties to maximize the net present value of such mortgages, the servicer is deemed to have satisfied that duty, and will not be liable to those investors or other parties, if certain criteria are met. Those criteria include the following: (1) default on the mortgage has occurred, is imminent, or is reasonably foreseeable; (2) the mortgagor occupies the property securing the mortgage as his or her principal residence; and (3) the servicer reasonably determined that the application of the loss mitigation plan to the mortgage will likely provide an anticipated recovery on the outstanding principal mortgage debt that will exceed the anticipated recovery through foreclosure. There are other ongoing discussions of legislative and regulatory changes to increase mortgage loan modifications to help borrowers avoid foreclosure or reduce the impact of foreclosure and some of these proposals include principal writedowns or bankruptcy law changes. At this time, the Bank is unable to predict what impact this potential legislation and regulation may have on the ultimate recoverability of the private label MBS investment portfolio; however, modifications may result in reductions in the value of the Bank's private label MBS portfolio and increases in credit and noncredit losses the Bank incurs on such securities.

In February 2010, Fannie Mae and Freddie Mac announced that they intended to purchase seriously delinquent loans, defined as loans 120 days or more delinquent, out of collateral pools backing the MBS they have issued. As a result, the principal of these securities are being paid down more quickly than anticipated, and the Bank's net interest income from these investments has been reduced. In addition, these purchases by Fannie Mae and Freddie Mac have resulted in significant levels of principal received by investors in a short period of time, resulting in an increase in market liquidity. The funding costs for Fannie Mae, Freddie Mac and the FHLBanks traditionally track each other closely. Therefore, any material increase in access to the capital markets could result in higher funding costs realized by Fannie Mae, Freddie Mac and the FHLBanks as well.

The Bank's financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.

 MBS servicers have a significant role in servicing the mortgage loans that serve as collateral for the Bank's MBS portfolio, including playing an active role in loss mitigation efforts and making servicer advances. The Bank's credit risk exposure to the servicer counterparties includes the risk that they will not perform their obligation to service these mortgage loans, which could adversely affect the Bank's financial condition or results of operations. The risk of such a failure has increased as deteriorating market conditions have affected the liquidity and financial condition of some of the larger servicers. The higher volume of foreclosures has also subjected the servicing and foreclosure operational processes to stress. These risks could result in losses significantly higher than currently anticipated. In 2010 and continuing in 2011, the largest national mortgage servicers became subject to investigations regarding whether their foreclosure practices met applicable state law requirements. Additionally, courts reviewing various foreclosure proceedings by servicers and trustees for private label MBS have, in some cases, challenged the validity of the trustees' and/or servicers' actions and their rights in the underlying mortgage loans. To the extent that servicers and/or trustees for private label MBS owned by the Bank are determined by a court or applicable agency to have failed to meet the applicable legal standards for obtaining necessary rights in the underlying mortgages or failed to meet the applicable legal foreclosure requirements regarding the underlying mortgage loans involved in foreclosure proceedings, the Bank would be subject to increased risk of loss in regard to such underlying mortgage loans. As a result of the investigations noted above, a number of large servicers entered into foreclosure moratoriums in 2010. These temporary stoppages in processing foreclosures have been discontinued; however, the delay in foreclosures during that time could result in extended timeframes in which to liquidate homes and higher losses on the related mortgages. In addition, the Bank is also exposed to the risk that a bank used by the servicer could be seized by the FDIC, which may result in additional complications with respect to the Bank collecting payments on its securities. The Bank is the owner of an MBS bond issued and previously serviced by Taylor Bean & Whitaker (TBW), which had a par balance of $38.4 million as of December 31, 2010, on which the Bank has not received all 2009 contractual payments. See further discussion regarding these bonds in the “Investment Securities” discussion in the Financial Condition section in Item 7. Management's Discussion and Analysis in the Bank's 2009 Annual Report filed on this Form 10-K.

The Bank is subject to credit risk due to default, including failure or ongoing instability of any of the Bank's member, derivative, money market or other counterparties, which could adversely affect its profitability or financial condition.

Due to recent market events, some of the Bank's members (or their affiliates), as well as derivative, money market and other counterparties, have experienced various degrees of financial distress, including liquidity constraints, credit downgrades or bankruptcy. The instability of the financial markets during the credit crisis has resulted in many financial institutions becoming significantly less creditworthy, exposing the Bank to increased member and counterparty risk and risk of default. Changes in market perception of the financial strength of various financial institutions can occur very rapidly and can be difficult to predict. Over the past year, in a departure from historical experience, the pace at which financial institutions (including FDIC-insured institutions) have moved from having some financial difficulties to failure has been at increased levels. Consequently, the Bank faces an increased risk that a counterparty or member failure will result in a financial loss to the Bank.

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

The types of collateral pledged by members are evaluated and assigned a borrowing capacity, generally based on a percentage of its value. This value can either be based on book value or market value, depending on the nature and form of the collateral being pledged. The volatility of market prices and interest rates could affect the value of the collateral held by the Bank as security for the obligations of Bank members as well as the ability of the Bank to liquidate the collateral in the event of a default by the obligor. Volatility within collateral indices may affect the method used in determining collateral weightings, which would ultimately affect the eventual collateral value. With respect to total credit products (TCP), including advances, the Bank's policies require the Bank to be over-collateralized. In addition, all advances are current and no loss has ever been incurred in the portfolio. Based on these factors, no allowance for credit losses on advances is required. The Bank has policies and procedures in place to manage the collateral positions; these are subject to ongoing review, evaluation and enhancements as necessary.

In 2010, 157 FDIC-insured institutions have failed across the country. The financial services industry has experienced an increase in both the number of financial institution failures and the number of mergers and consolidations. If member institution failures and mergers or consolidations occur affecting the Bank's district, particularly out-of-district acquirers, this activity may reduce the number of current and potential members in the Bank's district. The resulting loss of business could negatively impact the Bank's financial condition and results of operations, as well as the Bank's operations in general. Additionally, if Bank members fail and the FDIC or the member (or another applicable entity) does not either (1) promptly repay all of the failed institution's obligations to the Bank or (2) assume the outstanding advances, the Bank may be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to the Bank. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations and the operational cost of liquidating the collateral. The Bank's management of its advance portfolio and the related collateral practices were tested in 2010 with the failure of two of its own members. These failures were resolved in an expeditious and orderly fashion and the Bank incurred no loss on these resolutions.

The Bank follows guidelines established by its Board on unsecured extensions of credit which limit the amounts and terms of unsecured credit exposure to highly rated counterparties, the U.S. Government and other FHLBanks. The Bank's primary unsecured credit exposure includes Federal funds and money market exposure as well as the unsecured portion of any derivative transaction. Unsecured credit exposure to any counterparty is limited by the credit quality and capital level of the counterparty and by the capital level of the Bank. Nevertheless, the insolvency of a major counterparty or the inability of a major counterparty to meet its obligations under such transactions or other agreement could cause the Bank to incur losses and have an adverse effect on the Bank's financial condition and results of operations. Recently, more counterparties have been assigned a lower investment grade rating. Further deterioration could make these institutions ineligible to do business with the Bank, reducing the number of counterparties with which the Bank can conduct business activity.

In addition, the Bank's ability to engage in routine derivatives, funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide disruptions in which it may be difficult for the Bank to find counterparties for such transactions.

Due to the ongoing financial market stress, to the extent the number of high quality counterparties available for hedging transactions decreases, the Bank may face reduced, or limited, ability to enter into hedging transactions. As a result, the Bank may not be able to effectively manage interest rate risk, which could negatively affect its results of operations and financial condition. In addition, the Bank may be limited in the number of counterparties available with which it can conduct business with respect to money market investments, liquidity positions and other business transactions. It may also affect the Bank's credit risk position and the loan products the Bank can offer to members. With respect to the ongoing European debt crisis, the Bank's counterparty exposure to world events has been limited, with investment and hedging activity being kept shorter-term (limited to 90 days for certain European countries) and a requirement for all derivatives to be collateralized.

For additional discussion regarding the Bank's credit and counterparty risk, see the “Credit and Counterparty Risk” discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K. See discussion in Item 6. Selected Financial Data regarding the impact of the Lehman Brothers Holding, Inc. (Lehman) bankruptcy filing.

The Bank is subject to legislative and regulatory actions, including a complex body of regulations, including Finance Agency regulations, which may be amended in a manner that may affect the Bank's business, operations and/or financial condition and members' investment in the Bank.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act) was enacted, which, among other things: (1) creates an Interagency oversight council (Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection agency. The FHLBanks' business operations, funding costs, rights, obligations, and/

or the environment in which FHLBanks carry out their housing-finance mission are likely to be impacted by the Dodd-Frank Act, although in the absence of final regulations implementing the Dodd-Frank Act, the full extent and nature of that impact cannot be forecasted. For example, regulations on the over-the-counter derivatives market that may be issued under the Reform Act could adversely impact the Bank's ability to hedge its interest-rate risk exposure from advances, achieve the Bank's risk management objectives, and act as an intermediary between its members and counterparties. However, the Bank cannot predict whether any such legislation will be enacted and what the content of any such legislation or regulations issued under any such legislation would be and so cannot predict what impact the Reform Act or similar legislation may have on the Bank. Additional details regarding GSE reform are included in Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

Since enactment in 1932, the Act has been amended many times in ways that have significantly affected the rights and obligations of the FHLBanks and the manner in which they fulfill their housing finance mission. Future legislative changes to the Act may significantly affect the Bank's business, results of operations and financial condition.

In July 2008, the Housing Act was enacted. One significant provision of the Housing Act was to create a newly established Federal agency regulator, the Finance Agency, to become the regulator of the FHLBanks, Fannie Mae and Freddie Mac. The Housing Act was intended to, among other things, address the housing finance crisis, expand the Federal Housing Administration's financing authority and address GSE reform issues. The Administration and Congress are expected to address GSE reform in 2011. Depending on the terms, such legislation could have a material effect on the Bank.

In addition to legislation described above, the FHLBanks are also governed by Federal laws and regulations as adopted by Congress and applied by the Finance Agency, an independent agency in the executive branch of the Federal government. The Finance Agency's extensive statutory and regulatory authority over the FHLBanks includes, without limitation, the authority to liquidate, merge or consolidate FHLBanks, redistrict and/or adjust equities among the FHLBanks. The Bank cannot predict if or how the Finance Agency could exercise such authority in regard to any FHLBank or the potential impact of such action on members' investment in the Bank. The Finance Agency also has authority over the scope of permissible FHLBank products and activities, including the authority to impose limits on those products and activities. The Finance Agency supervises the Bank and establishes the regulations governing the Bank. On February 8, 2010, the Finance Agency issued a proposed regulation to establish the terms under which it could impose additional temporary minimum capital requirements on an FHLBank. See Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis for additional information. In August 2009, the Finance Agency issued the PCA Regulation, which incorporated the Interim Final Regulation regarding Capital Levels for FHLBanks previously issued in January 2009. For additional discussion, see the Risk Factor entitled “The Bank may fail to maintain a sufficient level of retained earnings, fail to meet its minimum regulatory capital requirements, or be otherwise designated by the Finance Agency as undercapitalized, which would impact the Bank's ability to conduct business “as usual,” result in prohibitions on dividends, excess capital stock repurchases and capital stock redemptions and potentially impact the value of Bank membership.”

On May 20, 2009, the Helping Families Save Their Home Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to support the Federal deposit insurance system.

The Bank cannot predict whether new regulations will be promulgated or the effect of any new regulations on the Bank's operations. Changes in Finance Agency regulations and Finance Agency regulatory actions could result in, among other things, changes in the Bank's capital requirements, an increase in the Banks' cost of funding, a change in permissible business activities, a decrease in the size, scope, or nature of the Banks' lending, investment or mortgage purchase program activities, or a decrease in demand for the Bank's products and services, which could negatively affect its financial condition and results of operations and members' investment in the Bank.

See additional discussion regarding potential legislation and loan modifications in the Risk Factor entitled “The Bank invests in MBS, including significant legacy positions in private label MBS. The MBS portfolio shares risks similar to the MPF Program as well as risks unique to MBS investments. The increased risks inherent with these investments have adversely impacted the Bank's profitability and capital position and are likely to continue to do so during 2011.”

The Bank is jointly and severally liable for the consolidated obligations of other FHLBanks. Additionally, the Bank may receive from or provide financial assistance to the other FHLBanks.

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2010, out of a total of $796.4 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $46.8 billion, or approximately 5.9 percent of the total.

In addition to its extensive and broad authority in regard to the FHLBanks as noted above, the Finance Agency in its discretion may also require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. Accordingly, the Bank could incur significant liability beyond its primary obligation under consolidated obligations which could negatively affect the Bank's financial condition and results of operations. The Bank records a liability for consolidated obligations on its Statement of Condition equal to the proceeds it receives from the issuance of those consolidated obligations. The Bank does not recognize a liability for its joint and several obligations related to consolidated obligations issued by other FHLBanks because the Bank considers the obligation a related party guarantee. See Risk Management in Item 7. Management's Discussion and Note 14 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K for further information. See the Risk Factor entitled “Changes in the Bank's, other FHLBanks' or other GSEs' credit ratings, as well as the rating of the U.S. Government, may adversely affect the Bank's ability to issue consolidated obligations and enter into derivative transactions on acceptable terms.” for details regarding the most recent Moody's and S&P ratings for the FHLBank System and each of the FHLBanks within the System.

The Bank or any other FHLBank may be required to, or may voluntarily decide to, provide financial assistance to one or more other FHLBanks. The Bank could be in the position of either receiving or providing such financial assistance, which could have a material effect on the Bank's financial condition and the members' investment in the Bank.

Changes in the Bank's, other FHLBanks' or other GSEs' credit ratings, as well as the rating of the U.S. Government, may adversely affect the Bank's ability to issue consolidated obligations and enter into derivative transactions on acceptable terms.

FHLBank System consolidated obligations have been assigned Aaa/P-1 and AAA/A-1+ ratings by Moody's and S&P. These are the highest ratings available for such debt from an NRSRO. These ratings indicate that the FHLBanks have an extremely strong capacity to meet their commitments to pay principal of and interest on consolidated obligations and that the consolidated obligations are judged to be of the highest quality with minimal credit risk. The ratings also reflect the FHLBanks' status as GSEs. The Bank's latest stand-alone ratings by Moody's and S&P are Aaa/P-1/Stable and AAA/Stable /A-1+ respectively. Items such as future OTTI charges or reserves on advances the Bank may be required to record could result in a lowering of the Bank's stand-alone ratings. This could adversely affect the Bank's ability to issue debt, enter into derivative contracts on acceptable terms and issue standby letters of credit. This could have a negative impact on the Bank's financial condition and results of operations.

It is possible that the credit rating of an FHLBank, another GSE or the U.S. Government could be lowered at some point in the future, which could adversely affect the Bank's costs of doing business, including the cost of issuing debt and entering into derivative transactions.

Although the credit ratings of the consolidated obligations of the FHLBanks have not been affected by actions taken in prior years, similar ratings actions or negative guidance may adversely affect the Bank's cost of funds and ability to issue consolidated obligations and enter into derivative transactions on acceptable terms, which could negatively affect financial condition and results of operations. The Bank's costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings assigned to the consolidated obligations were lowered from AAA.

The following table presents the Moody's and S&P ratings for the FHLBank System and each of the FHLBanks within the System as of March 15, 2011.

	Moody's Investor Service	Standard & Poor's
Consolidated obligation discount notes	P-1	A-1+
Consolidated obligation bonds	Aaa	AAA

FHLBank	Moody's Senior Unsecured Long-Term Debt Rating/Outlook	S&P Senior Unsecured Long-Term Debt Rating/Outlook
Atlanta	Aaa/Stable	AAA/Stable
Boston	Aaa/Stable	AAA/Stable
Chicago	Aaa/Stable	AA+/Stable
Cincinnati	Aaa/Stable	AAA/Stable
Dallas	Aaa/Stable	AAA/Stable
Des Moines	Aaa/Stable	AAA/Stable
Indianapolis	Aaa/Stable	AAA/Stable
New York	Aaa/Stable	AAA/Stable
Pittsburgh	Aaa/Stable	AAA/Stable
San Francisco	Aaa/Stable	AAA/Stable
Seattle	Aaa/Stable	AA+/Negative
Topeka	Aaa/Stable	AAA/Stable

Fluctuating interest rates or the Bank's inability to successfully manage its interest rate risk may adversely affect the Bank's net interest income, overall profitability and the market value of its equity.

Like many financial institutions, the Bank realizes income primarily from the spread between interest earned on loans and investment securities and interest paid on debt and other liabilities, as measured by net interest income. The Bank's financial performance is affected by fiscal and monetary policies of the Federal government and its agencies and in particular by the policies of the Federal Reserve. The Federal Reserve's policies, which are difficult to predict, directly and indirectly influence the yield on the Bank's interest-earning assets and the cost of interest-bearing liabilities. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank may experience instances when its interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, when the timing of the re-pricing of interest-bearing liabilities does not coincide with the timing of re-pricing of interest-earning assets, or when the timing of the maturity or paydown of interest-bearing liabilities does not coincide with the timing of the maturity or paydown of the interest-earning assets.

Fluctuations in interest rates affect profitability in several ways, including but not limited to the following:

•
Increases in interest rates may reduce overall demand for loans and mortgages, resulting in declines in new loan originations, the availability of mortgage loans for purchase and the volume of MBS acquired by the Bank, which could have a material adverse effect on the Bank's business, financial condition and profitability, and may increase the cost of funds. In addition, mortgage cash flows may extend from slower turnover-related prepayments. If the debt funding mortgage assets matures, it will be re-issued at a higher rate and result in reduced net interest income for the Bank;

•
Decreases in interest rates may cause mortgage prepayments to increase and may result in increased premium amortization expense and substandard performance in the Bank's mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time. While these prepayments would reduce the asset balance, the associated debt may remain outstanding (i.e., debt overhang);

•
Decreases (increases) in short-term interest rates reduce (increase) the return the Bank receives on its interest-free funds. This liquidity is invested in short-term or overnight investments, such as Federal funds sold, resulting in lower profitability for the Bank in a low rate environment;

•
As a consequence of the recent economic recession, decreases in interest rates also reflect a significant decline in economic activity. This results in a weakening of the underlying credit of the collateral supporting the Bank's advances portfolio, MPF portfolio and private label MBS portfolio, increasing the potential for the Bank to experience a credit loss; and

•	Increases or decreases in spreads on advances, mortgage loans and both short- and long-term debt may have an effect on the Bank's risk profile.

The Bank's ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affect the success of the asset and liability management activities and the level of net interest income.

The Bank uses derivative instruments to reduce risk. Recently, the Bank has implemented strategies which have reduced the amount of one-sided fair value adjustments and the resulting impact to the Statement of Operations. However, market movements and volatility affecting the valuation of instruments in hedging relationships can cause income volatility in the form of hedge ineffectiveness. Should the use of derivatives be further limited, with that activity being replaced with a higher volume of debt funding, the Bank may still experience income volatility driven by the market and interest rate sensitivities. Derivative clearing requirements being defined by the CFTC and SEC as required by the Dodd-Frank Act, discussed above, could also impact the Bank's ability to manage its interest rate risk through the use of derivative instruments.

In addition, the Bank's profitability and the market value of its equity, as well as its liquidity and financial condition, are significantly affected by its ability to manage interest rate risks. The Bank uses a number of measures and analyses to monitor and manage interest rate risk. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is not practical. Key assumptions include, but are not limited to, loan volumes and pricing, market conditions for the Bank's consolidated obligations, interest rate spreads and prepayment speeds and cash flows on mortgage-related assets. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of equity nor can they precisely predict the impact of higher or lower interest rates on net interest income or the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. See additional discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K. In December 2008, the Bank implemented changes to its dividend and retained earnings practices, at that time including suspension of excess capital stock repurchases and dividend payments until further notice. These voluntary actions are discussed in more detail in Capital Resources in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K as well as in the Bank's report on Form 8-K filed with the SEC on December 23, 2008. In both October 2010 and February 2011, the Bank repurchased approximately $200 million of excess capital stock; decisions on further repurchases of excess capital stock will be made on a quarterly basis. The Bank continues to monitor its position and evaluate its policies.

The loss of significant Bank members or borrowers may have a negative impact on the Bank's loans and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all which may affect the Bank's profitability and financial condition.

One or more significant Bank members or borrowers could be merged into nonmembers, withdraw their membership or decrease their business levels with the Bank, which could lead to a significant decrease in the Bank's total assets. Membership withdrawal may be due to a move to another FHLBank district. Additionally, there are instances when acquired banks are merged into banks chartered outside the Bank's district or when a member is consolidated with an institution within the Bank's district that is not one of the Bank's members. Under the Act and the Finance Agency's current rules, the Bank can generally do business only with member institutions that have charters in its district. If member institutions are acquired by institutions outside the Bank's district and the acquiring institution decides not to maintain membership by dissolving charters, the Bank may be adversely affected, resulting in lower demand for products and services and ultimately requiring the redemption of related capital stock. In the event the Bank would lose one or more large borrowers that represent a significant proportion of its business, the Bank could, depending on the magnitude of the impact, compensate for the loss by continuing to suspend, or otherwise restrict, dividend payments and repurchases of excess capital stock, raising loan rates, attempting to reduce operating expenses (which could cause a reduction in service levels or products offered) or by undertaking some combination of these actions. The magnitude of the impact would depend, in part, on the Bank's size and profitability at the time the financial institution ceases to be a borrower.

At December 31, 2010, the Bank's five largest customers, Sovereign Bank, TD Bank, N.A., Ally Bank, PNC Bank, and Citizens Bank of Pennsylvania accounted for 70.1 percent of its total credit products (TCP) and owned 45.3 percent of its outstanding capital stock. Of these members, Sovereign Bank and Ally Bank each had outstanding loan balances in excess of ten percent of the total portfolio. If any of these members paid off their outstanding loans, reduced their letter of credit activity with the Bank or withdrew from membership, the Bank could experience a material adverse effect on its outstanding loan levels and total credit products (TCP) balances as well as a decrease in demand for its products and services, all of which would impact the Bank's financial condition and results of operations.

See further discussion in the “Credit and Counterparty Risk - Loan Concentration Risk” section of Risk Management in Item 7. Management's Discussion and Analysis and Note 8 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K.

The Bank faces competition for loans, mortgage loan purchases and access to funding, which could negatively impact earnings.

The Bank's primary business is making loans to its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including commercial banks and their investment banking divisions, the FRBs, the FDIC, and, in some circumstances, other FHLBanks. Members have access to alternative funding sources, which may offer more favorable terms than the Bank offers on its loans, including more flexible credit or collateral standards. In addition, many of the Bank's competitors are not subject to the same body of regulations applicable to the Bank, which enables those competitors to offer products and terms that the Bank is not able to offer. In 2010, the Bank experienced a continuing decline in its advances portfolio. This decline was driven by factors such as: (1) reduced liquidity demands of members due to higher member balances of retail deposits and the lower loan demand of member customers; (2) the composition of the Bank's membership itself; (3) members' reaction to the Bank's voluntary decision to temporarily suspend dividend payments and, until October 2010, excess capital stock repurchases; (4) the Bank's liquidity position and how management chooses to fund the Bank; (5) current, as well as future, credit market conditions; (6) housing market trends; (7) low levels of mortgage and small business lending; and (8) the shape of the yield curve.

The availability of alternative funding sources that are more attractive than those funding products offered by the Bank may significantly decrease the demand for loans. Any changes made by the Bank in the pricing of its loans in an effort to compete effectively with these competitive funding sources may decrease loan profitability. A decrease in loan demand or a decrease in the Bank's profitability on loans could negatively affect its financial condition and results of operations.

In connection with the MPF Program, the Bank is subject to competition regarding the purchase of conventional, conforming fixed-rate mortgage loans. In this regard, the Bank faces competition in the areas of customer service, purchase prices for the MPF loans and ancillary services such as automated underwriting. The Bank's strongest competitors are large mortgage companies and the other housing GSEs, Fannie Mae and Freddie Mac. The Bank may also compete with other FHLBanks with which members have a relationship through affiliates. Most of the FHLBanks participate in the MPF Program or a similar program known as the Mortgage Purchase Program. Competition among FHLBanks for MPF business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time, as well as each FHLBank's capital stock requirement for MPF exposure. Some of these mortgage loan competitors have greater resources, larger volumes of business, longer operating histories and more product offerings. In addition, because the volume of conventional, conforming fixed-rate mortgages fluctuates depending on the level of interest rates, the demand for MPF Program products could diminish. Increased competition can result in a reduction in the amount of mortgage loans the Bank is able to purchase and consequently lower net income.

The Finance Agency does not currently permit multidistrict membership; however, a decision by the Finance Agency to permit such membership could significantly affect the Bank's ability to make loans and purchase mortgage loans.

The FHLBanks also compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect the Bank's ability to have access to funding, reduce the amount of funding available or increase the cost of funding. Any of these effects could adversely affect the Bank's financial condition, results of operations and ability to pay dividends to members.

The MPF Program has different risks than those related to the Bank's traditional loan business, which could adversely impact the Bank's profitability.

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. Net mortgage loans held for portfolio accounted for 8.4 percent of the Bank's total assets as of December 31, 2010 and approximately 24.9 percent of the Bank's total interest income for full year 2010. In contrast to the Bank's traditional member loan business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk and operational complexity. The residential mortgage loan origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage loan market. These would include, but are not limited to, the following: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; and increased innovation resulting in products that do not currently meet the criteria of the MPF Program. Any of these changes could have a negative impact on the profitability of the MPF Program.

The rate and timing of unscheduled payments and collections of principal on mortgage loans are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, the availability of lender credit, and other economic, demographic, geographic, tax and legal factors. The Bank manages prepayment risk through a combination of consolidated obligation issuance and, to a lesser extent, derivatives. If the level of actual prepayments is higher or lower than expected, the Bank may experience a mismatch with a related consolidated obligation issuance, which could have an impact on net interest income. Also, increased prepayment levels will cause premium amortization to increase, reducing net interest income, and increase the potential for debt overhang. To the extent one or more of the geographic areas in which the Bank's MPF loan portfolio is concentrated experiences considerable declines in the local housing market, declining economic conditions or a natural disaster, the Bank could experience an increase in the required allowance for loan losses on this portfolio.

Delinquencies and losses with respect to residential mortgage loans increased during 2010, and foreclosures increased during the year as well. In addition, residential property values in many states continued to decline or, at best, remained stable. However, the Bank's MPF loan portfolio has continued to perform better than many residential loan portfolios. The Bank's MPF loan portfolio has a lower concentration of loans in high-risk states and regions of the country which are experiencing significant property devaluations than most nationwide portfolios. The residential mortgage loans in the Bank's portfolio tend to be of a higher credit quality overall compared to national portfolios. The MPF loan portfolio is analyzed for risk of loss through the allowance for loan losses process. As delinquency and loss rates on MPF loans increase, and/or there is a continued decline in residential real estate values, the Bank will likely experience an increase in the allowance for loan losses, and potentially realized losses, on its MPF portfolio. In the event the Bank was forced to liquidate the entire portfolio, additional losses could be incurred which would adversely impact the Bank's profitability and financial condition.

If FHLBank of Chicago changes the MPF Program or ceases to operate the Program, this would have a negative impact on the Bank's mortgage purchase business, and, consequently, a related decrease in the Bank's net interest margin, financial condition and profitability. Additionally, if FHLBank of Chicago, or its third party vendors, experiences operational difficulties, such difficulties could have a negative impact on the Bank's financial condition and profitability.

For the MPF Plus product, in the past Supplemental Mortgage Insurance (SMI) coverage was typically available for PFIs to purchase. As of December 31, 2010, Genworth Mortgage Insurance Corp. and Republic Mortgage Insurance Company provided 82.5 percent and 9.2 percent, respectively, of SMI coverage for MPF Plus product loans. However, due to a lack of insurers writing new SMI policies, the MPF Plus product is not currently being offered to members. Historically, there have been no losses claimed against an SMI insurer. However, a default on the insurance obligations by one or more of the SMI insurers and an increase in losses on MPF loans could adversely affect the Bank's profitability.

For the MPF Original product, the ratings model currently requires additional credit enhancement from the PFI to compensate for the lower mortgage insurer rating for loans subject to private mortgage insurance requirements (i.e., LTV greater than 80 percent).

For a description of the MPF Program, the obligations of the Bank with respect to loan losses and a PFI's obligation to provide credit enhancement, see the sections entitled Mortgage Partnership Finance Program in Item 1. Business, and Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K. See additional details regarding SMI insurers in the “Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives” discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

The Bank's Affordable Housing Program and other related community investment programs may be severely affected if the Bank's annual net income is reduced or eliminated.

The Bank is required to establish an Affordable Housing Program (AHP). The Bank provides subsidies in the form of direct grants and/or below-market interest rate advances to members who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households.

If the Bank experienced a net loss, as defined in Note 15 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on Form 10-K, for a full year, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate ten percent calculation described above is less than $100 million for all twelve FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank's income in relation to the net earnings of all FHLBanks for the previous year. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions.

For the year ended December 31, 2009, the Bank did experience a net loss and therefore, in 2009, did not set aside any AHP funding to be awarded during 2010. However, as allowed by AHP regulations, the Bank elected to allot $948 thousand of future periods' required AHP contributions to be awarded during 2010 (referred to as Accelerated AHP). The Accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank's mission when it would otherwise be unable to do so, based on its normal funding mechanism. The Bank will credit the Accelerated AHP contribution against required AHP contributions over the next five years.

The Bank relies on externally developed models to manage market and other risks, to make business decisions and for financial accounting and reporting purposes. These models are run and maintained by the Bank. In addition, the Bank relies on externally developed models to perform cash flow analysis on MBS to evaluate for OTTI. These models are run and maintained outside of the Bank. In both cases, the Bank's business could be adversely affected if these models fail to produce reliable and useful results.

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

Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. The Bank's models could produce unreliable results for a number of reasons, including invalid or incorrect assumptions underlying the models or incorrect data being used by the models. The risk metrics, valuations, OTTI and loan loss reserve estimations produced by the Bank's models may be different from actual results, which could adversely affect the Bank's business results, cash flows, fair value of net assets, business prospects and future earnings. Changes in any models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. If the models are not reliable or the Bank does not use them appropriately, the Bank could make poor business decisions, including asset and liability management decisions, or other decisions, which could result in an adverse financial impact. Further, any strategies that the Bank employs to attempt to manage the risks associated with the use of models may not be effective. See “Quantitative Disclosures Regarding Market Risk - The Bank's Market Risk Model” discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for more information.

In performing the cash flow analysis on the Bank's private label MBS to determine OTTI, the Bank uses two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. A table of the significant inputs (including default rates, prepayment rates and loss severities) used on those securities as of the last time an OTTI was determined to have occurred during the year ended December 31, 2010 is included in Note 7 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank's 2010 Annual Report filed on this Form 10-K.

These models and assumptions have a significant effect on determining whether any of the investment securities are other-than-temporarily impaired. The use of different assumptions, as well as changes in market conditions, could result in materially different net income, retained earnings and total capital for the Bank. Based on the structure of the Bank's private label MBS and the interaction of assumptions to estimate cash flows, the Bank is unable to isolate the impact of the assumption changes or performance deterioration on estimated credit losses recorded by the Bank. See the OTTI discussion in the “Credit and Counterparty Risk - Investments” section in Risk Management in Item 7. Management's Discussion and Analysis for additional details regarding these models.

The Bank's business is dependent upon its computer information systems. An inability to process information or implement technological changes, or an interruption in the Bank's systems, may result in lost business.

The Bank's business is dependent upon its ability to effectively exchange and process information using its computer information systems. The Bank's products and services require a complex and sophisticated computing environment, which includes purchased and custom-developed software. Maintaining the effectiveness and efficiency of the Bank's operations is dependent upon the continued timely implementation of technology solutions and systems, which may require ongoing capital expenditures. If the Bank were unable to sustain its technological capabilities, it may not be able to remain competitive, and its business, financial condition and profitability may be significantly compromised.

In addition to internal computer systems, the Bank relies on third party vendors and service providers for many of its communications and information systems needs. Any failure, interruption or breach in security of these systems, or any disruption of service, could result in failures or interruptions in the Bank's ability to conduct and manage its business effectively, including, and without limitation, its hedging and advances activities. While the Bank has implemented a Business Continuity Plan, there is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. Any failure or interruption could significantly harm the Bank's customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows.

The Bank's accounting policies and methods are fundamental to how the Bank reports its market value of equity, financial condition and results of operations, and they require management to make estimates about matters that are inherently uncertain.

The Bank has identified several accounting policies as being critical to the presentation of its financial condition and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to the Bank's accounting for OTTI for investment securities, determination of fair values and accounting for derivatives, among others.

Bank management applies significant judgment in assigning fair value to all of its financial assets and liabilities. These fair values are reported in Note 20 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K. The fair values assigned to all financial assets and liabilities have a considerable impact on the Bank's market value of equity. Management monitors market conditions and takes what it deems to be appropriate action to preserve the value of equity and earnings. The ability for management to appropriately manage the market value of equity is dependent on the market conditions in which the Bank is operating. During the recent market disruption and ongoing decline in the housing and financial markets, the Bank's market value of equity has been adversely impacted. For additional discussion regarding market value of equity and OTTI, see Risk Management in Item 7. Management's Discussion and Analysis and Note 7 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, both in the Bank's 2010 Annual Report filed on this Form 10-K.

Because of the inherent uncertainty of the estimates associated with these critical accounting policies, the Bank cannot provide absolute assurance that there will not be any adjustments to the related amounts recorded at December 31, 2010. For more information, please refer to the Critical Accounting Policies section in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

The Bank may be adversely affected by litigation.

From time to time, the Bank's customers or counterparties may make claims or take legal action relating to performance of contractual responsibilities. The Bank may also face other legal claims, regulatory or governmental inquiries or investigations. In any such claims or actions, demands for substantial monetary damages may be asserted against the Bank and may result in financial liability or an adverse effect on the Bank's reputation. In regulatory enforcement matters, claims for disgorgement, the imposition of penalties and the imposition of other remedial sanctions are possible.

For details regarding the Bank's legal action with respect to the Lehman bankruptcy and related collateral receivable, and the Bank's legal actions filed against various defendants regarding private label MBS purchases, see discussion in Item 3. Legal Proceedings in the Bank's 2010 Annual Report filed on this Form 10-K.

The Bank's controls and procedures may fail or be circumvented, risk management policies and procedures may be inadequate and circumstances beyond the Bank's control could cause unexpected operating losses. In addition, the loss of key employees may have an adverse effect on the Bank's business and operations.

The Bank may fail to identify and manage risks related to a variety of aspects of its business, including, but not limited to, operational risk, interest rate risk, legal and compliance risk, people risk, liquidity risk, market risk and credit risk. The Bank has adopted many controls, procedures, policies and systems to monitor and manage risk. Management cannot provide complete assurance that those controls, procedures, policies and systems are adequate to identify and manage the risks inherent in the Bank's various businesses. In addition, these businesses are continuously evolving. The Bank may fail to fully understand the implications of changes in the businesses and fail to enhance the risk governance framework in a timely or adequate fashion to address those changes. If the risk governance framework is ineffective, the Bank could incur losses.

The Bank relies heavily upon its employees in order to successfully execute its business and strategies. Certain key employees are important to the continued successful operation of the Bank. Failure to attract and/or retain such key individuals may adversely affect the Bank's business operations.

Operating risk is the risk of unexpected operating losses attributable to human error, systems failures, fraud, noncompliance with laws, regulations and the Bank's internal Code of Conduct, unenforceability of contracts, and/or inadequate internal controls and procedures. Although management has systems and procedures in place to address each of these risks, some operational risks are beyond the Bank's control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank as well.

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

Item 3: Legal Proceedings

As previously reported, the Bank terminated multiple interest rate swap transactions with Lehman Brothers Special Financing, Inc. (LBSF) effective September 19, 2008. On October 7, 2008, the Bank filed an adversary proceeding against LBSF in the United States Bankruptcy Court in the Southern District of New York alleging constructive trust, conversion, breach of contract, unjust enrichment and injunction claims (Complaint) relating to the right of the Bank to the return of the $41.5 million in Bank posted cash collateral held.

The Bank has discontinued its LBSF adversary proceeding and pursued that claim in the LBSF bankruptcy through the proof of claim process, which made pursuing the adversary proceeding against LBSF unnecessary. The Bank has filed proofs of claim against Lehman Brothers Holdings, Inc. and Lehman Brothers Commercial Corp. as well. The Bank has also filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5 percent of the Bank’s capital stock as of December 31, 2010. The Bank filed this complaint on July 29, 2009 in the United States Bankruptcy Court for the Southern District of New York.

On September 23, 2009, the Bank filed two complaints in state court, the Court of Common Pleas of Allegheny County, Pennsylvania relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held approximately 6 percent of the Bank’s capital stock as of December 31, 2010 and 2009.

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

The defendants in each of the private label MBS lawsuits discussed above filed motions to dismiss with the court. By order dated November 29, 2010, the court determined that the Bank's claims against the majority of defendants can continue and the litigation is in the discovery phase.

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

Item 4: (Removed and Reserved)

PART II – OTHER INFORMATION

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Bank can be purchased only by members. There is no established marketplace for the Bank’s stock; the Bank’s stock is not publicly traded and may be repurchased or redeemed by the Bank at par value. The members may request that the Bank redeem all or part of the common stock they hold in the Bank five years after the Bank receives a written request by a member. In addition, the Bank, at its discretion, may repurchase shares held by members in excess of their required stock holdings upon one business day’s notice. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock purchase requirement under the Bank’s capital plan. On December 23, 2008 in its notice to members, the Bank announced its decision to suspend excess capital stock repurchases until further notice. The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of the Bank in accordance with the capital plan. Par value of each share of capital stock is $100. As of December 31, 2010, 308 members owned Bank capital stock and six nonmembers owned Bank capital stock. These six nonmembers consisted of three former members who merged with nonmembers, one member who voluntarily dissolved its charter with the Office of Thrift Supervision (OTS) and two former members placed in receivership by the FDIC, resulting in the cancellation of the members' charters. The total number of shares of capital stock outstanding as of December 31, 2010 was 40,211,467 of which members held 39,869,616 shares and nonmembers held 341,851 shares. Member stock includes 100 shares of one institution which is in receivership and has given notice of withdrawal. Member stock also includes 196 shares received by a member through its acquisition of a former member.

The Bank declared no cash dividends in each of the quarters of 2010 and 2009.

On December 23, 2008, the Bank announced its decision to voluntarily suspend dividend payments until further notice. See the Dividends section in “Capital Resources” in Item 7. Management’s Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for information concerning restrictions on the Bank’s ability to pay dividends and the Bank’s current retained earnings and dividend policy.

See Note 17 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K for further information regarding statutory and regulatory restrictions on capital stock redemption.

Effective February 28, 2011, the Bank entered into a JCE Agreement with the other 11 FHLBanks, which provides for each FHLBank to establish an RRE Account. For additional details regarding the provisions of the JCEA, including termination of the agreement, dividend restriction period, anticipated capital plan amendment and other terms, see the 8-K filed by the Bank on March 1, 2011 incorporated by reference as Exhibit 10.15 in the Bank's 2010 Annual Report filed on this Form 10-K.

Item 6: Selected Financial Data

The following tables should be read in conjunction with the financial statements and related notes and Item 7. Management’s Discussion and Analysis, each included in the Bank's 2010 Annual Report filed on this Form 10-K. The Statement of Operations data for the three years ended December 31, 2010, 2009 and 2008, and the Statement of Condition data as of December 31, 2010 and 2009 are derived from the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the 2010 Annual Report filed on this Form 10-K. The Statement of Operations data for the years ended December 31, 2007 and 2006 and the Condensed Statement of Condition data as of December 31, 2008 and 2007 is derived from the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2008 Annual Report filed on Form 10-K. The Condensed Statement of Condition data as of December 31, 2006 is derived from the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2007 Annual Report filed on Form 10-K.
Statement of Operations

	Year Ended December 31,
(in millions, except per share data)	2010	2009	2008	2007	2006
Net interest income before provision (benefit) for credit losses	$233.3	$264.0	$281.9	$367.0	$344.3
Provision (benefit) for credit losses	(2.4)	(2.6)	7.1	1.5	2.2
Other income (loss):
Net OTTI losses (1)	(158.4)	(228.5)	—	—	—
Realized losses on OTTI securities (2)	—	—	(266.0)	—	—
Net gains (losses) on derivatives and hedging activities	(4.7)	12.0	66.3	10.8	7.0
Net realized gains (losses) on AFS securities	8.3	(2.2)	—	1.6	—
Net realized gains on HTM securities	—	1.8	—	—	—
Loss on extinguishment of debt	(12.3)
Contingency reserve	—	(35.3)	—	—	—
All other income	11.0	12.5	7.5	5.6	6.6
Total other income (loss)	(156.1)	(239.7)	(192.2)	18.0	13.6
Other expense	68.3	64.3	56.2	61.1	60.9
Income (loss) before assessments	11.3	(37.4)	26.4	322.4	294.8
Assessments (3)	3.0	—	7.0	85.6	78.3
Net income (loss)	$8.3	$(37.4)	$19.4	$236.8	$216.5
Earnings (loss) per share (4)	$0.21	$(0.93)	$0.48	$6.98	$6.76

Dividends (5)	—	—	$145.2	$195.3	$150.2
Dividend payout ratio	—	—	748.5%	82.5%	69.4%
Return on average equity	0.21%	(0.98)%	0.45%	6.47%	6.29%
Return on average assets	0.01%	(0.05)%	0.02%	0.29%	0.29%
Net interest margin (6)	0.39%	0.35%	0.29%	0.45%	0.46%
Regulatory capital ratio (7)	8.28%	6.76%	4.59%	4.26%	4.74%
Total capital ratio (at period-end) (8)	7.79%	5.69%	4.55%	4.24%	4.72%
Total average equity to average assets	6.00%	5.03%	4.40%	4.44%	4.58%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Represents OTTI losses recognized in earnings equal to the difference between amortized cost basis and fair value of the security. The Bank adopted amended OTTI guidance effective January 1, 2009, which is discussed in the Bank's 2009 Annual Report filed on Form 10-K.
(3) Includes REFCORP and Affordable Housing Programs (AHP) assessments.
(4) Earnings (loss) per share calculated based on net income (loss).
(5) The Bank has temporarily suspended dividend payments, effective December 2008.
(6) Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.
(7) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, retained earnings and off-balance sheet credit reserves as a percentage of total assets at period-end.
(8) Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss), in total at period-end, as a percentage of total assets at period-end.

Condensed Statement of Condition

	December 31,
(in millions)	2010	2009	2008	2007(1)	2006(1)
Cash and due from banks	$143.4	$1,418.8	$67.6	$67.4	$78.1
Investments(2)	18,751.7	17,173.5	21,798.1	24,691.3	19,995.0
Advances	29,708.4	41,177.3	62,153.4	68,797.5	49,335.4
Mortgage loans held for portfolio, net(3)	4,483.0	5,162.8	6,165.3	6,219.7	6,966.3
Prepaid REFCORP assessment	37.6	39.6	39.6	—	—
Total assets	53,386.7	65,290.9	90,805.9	100,935.8	77,023.0
Consolidated obligations, net:
Discount notes	13,082.1	10,208.9	22,864.3	34,685.1	17,845.2
Bonds	34,129.3	49,103.9	61,398.7	58,613.4	53,627.4
Total consolidated obligations, net(4)	47,211.4	59,312.8	84,263.0	93,298.5	71,472.6
Deposits and other borrowings	1,167.0	1,284.3	1,486.4	2,255.7	1,074.1
Mandatorily redeemable capital stock	34.2	8.3	4.7	3.9	7.9
AHP payable	13.6	24.5	43.4	59.9	49.4
REFCORP payable	—	—	—	16.7	14.5
Capital stock - putable	3,986.9	4,018.0	3,981.7	3,994.7	3,384.4
Retained earnings	397.3	389.0	170.5	296.3	254.8
AOCI	(223.3)	(693.9)	(17.3)	(6.3)	(5.2)
Total capital	4,160.9	3,713.1	4,134.9	4,284.7	3,634.0
Notes:
(1) Balances reflect the impact of reclassifications of cash collateral under derivative accounting.
(2) Includes trading, available-for-sale and held-to-maturity investment securities, Federal funds sold, and interest-bearing deposits. None of these securities were purchased under agreements to resell.
(3) Includes allowance for loan losses of $3.2 million, $2.7 million, $4.3 million, $1.1 million, and $0.9 million at December 31, 2010 through 2006, respectively.
(4) Aggregate FHLBank System-wide consolidated obligations (at par) were $796.4 billion, $930.6 billion, $1.3 trillion, $1.2 trillion, and $952.0 billion at December 31, 2010 through 2006, respectively.

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

The Bank has filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than five percent of the Bank's capital stock as of December 31, 2010. As of December 31, 2010 the Bank maintained a $35.3 million reserve, established in the first quarter of 2009, on the $41.5 million receivable noted above.

See Note 11 in Item 8. Financial Statements and Supplementary Data in the Bank's 2010 Annual Report filed on this Form 10-K for additional information concerning the proceedings discussed above.

Statement of Operations
Reconciliation of GAAP Earnings to Non-GAAP Core Earnings

	Year Ended December 31, 2010
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Core Earnings
Net interest income before benefit for credit losses	$233.3	$—	$233.3
Benefit for credit losses	(2.4)	—	(2.4)
Other income (loss):
Net OTTI losses	(158.4)	158.4	—
Net losses on derivatives and hedging activities	(4.7)	—	(4.7)
Net realized gains on AFS securities	8.3	(8.3)	—
Loss on extinguishment of debt	(12.3)	—	(12.3)
All other income	11.0	—	11.0
Total other income (loss)	(156.1)	150.1	(6.0)
Other expense	68.3	—	68.3
Income before assessments	11.3	150.1	161.4
Assessments	3.0	39.8	42.8
Net income	$8.3	$110.3	$118.6
Earnings per share	$0.21	$2.73	$2.94

Return on average equity	0.21%	2.77%	2.98%
Return on average assets	0.01%	0.18%	0.19%

	Year Ended December 31, 2009
(in millions)	GAAP Earnings	Lehman Impact	Private Label MBS-OTTI Activity	Non-GAAP Core Earnings
Net interest income before benefit for credit losses	$264.0	$—	$—	$264.0
Benefit for credit losses	(2.6)	—	—	(2.6)
Other income (loss):
Net OTTI losses	(228.5)	—	228.5	—
Net gains on derivatives and hedging activities	12.0	—	—	12.0
Net realized losses on AFS securities	(2.2)	—	—	(2.2)
Net realized gains on HTM securities	1.8	—	—	1.8
Contingency reserve	(35.3)	35.3	—	—
All other income	12.5	—	—	12.5
Total other income (loss)	(239.7)	35.3	228.5	24.1
Other expense	64.3	—	—	64.3
Income (loss) before assessments	(37.4)	35.3	228.5	226.4
Assessments (1)	—	8.0	52.1	60.1
Net income (loss)	$(37.4)	$27.3	$176.4	$166.3
Earnings (loss) per share	$(0.93)	$0.68	$4.40	$4.15

Return on average equity	(0.98)%	0.71%	4.61%	4.34%
Return on average assets	(0.05)%	0.04%	0.23%	0.22%
Note:
(1) Assessments (including REFCORP and AHP assessments) on the Lehman impact and OTTI charges were prorated based on the required adjusted earnings assessment expense to take into account the impact of the full year 2009 GAAP net loss.

	Year Ended December 31, 2008
(in millions)	GAAP Earnings	Lehman Impact	Private Label MBS-OTTI Activity	Non-GAAP Core Earnings
Net interest income before provision for credit losses	$281.9	$1.6	$—	$283.5
Provision for credit losses	7.1	—	—	7.1
Other income (loss):
Realized losses on OTTI securities	(266.0)	—	266.0	—
Net gains on derivatives and hedging activities	66.3	(70.1)	—	(3.8)
All other income	7.5	—	—	7.5
Total other income (loss)	(192.2)	(70.1)	266.0	3.7
Other expense	56.2	—	—	56.2
Income (loss) before assessments	26.4	(68.5)	266.0	223.9
Assessments	7.0	(18.2)	70.5	59.3
Net income (loss)	$19.4	$(50.3)	$195.5	$164.6
Earnings (loss) per share	$0.48	$(1.25)	$4.85	$4.08

Return on average equity	0.45%	(1.16)%	4.50%	3.79%
Return on average assets	0.02%	(0.05)%	0.20%	0.17%

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in the Bank's 2010 Annual Report filed on this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly OTTI process; changes in the Bank's capital structure; changes in the Bank's capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances' prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank's ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; and timing and volume of market activity.

This Management's Discussion and Analysis should be read in conjunction with the Bank's audited financial statements in Item 8. Financial Statements and Supplementary Data and footnotes and Risk Factors included herein.

Executive Summary

Overview. The Bank's financial condition and results of operation are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During 2010, the Bank continued to face challenges with respect to the decreasing advance portfolio, runoff of higher-yielding assets, including MBS and mortgage loans, and the ongoing impact of OTTI on the private label MBS portfolio.

The interest rate environment significantly impacts the Bank's profitability as net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 3-month LIBOR is received (advances) or paid (debt). Short term interest rates also directly affect the Bank through earnings on invested capital. Finally, the Bank has a large percentage of mortgage-related assets on the balance sheet thus making it sensitive to changes in mortgage rates. Generally, due to the Bank's cooperative structure, the Bank earns relatively narrow net spreads between yield on assets and the cost of corresponding liabilities.

The Bank expects its near-term ability to generate significant earnings on short term investments will be limited as the Federal Open Market Committee (FOMC) has indicated that it will maintain the target range for the Federal funds rate at 0 percent to 0.25 percent. It also anticipates that economic conditions, including low rates of resource utilization, subdued inflation trends, and stable inflation expectations, are likely to warrant exceptionally low levels of the Federal funds rate for an extended period.

The following tables presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	2010		2009		2008
	Average	Ending	Average	Ending	Average	Ending
Target overnight Federal funds rate	0.25%	0.25%	0.25%	0.25%	2.08%	0.25%
3-month LIBOR (1)	0.34%	0.30%	0.69%	0.25%	2.93%	1.43%
2-year U.S. Treasury	0.70%	0.60%	0.95%	1.14%	2.00%	0.77%
5-year U.S. Treasury	1.92%	2.00%	2.18%	2.68%	2.79%	1.55%
10-year U.S. Treasury	3.20%	3.30%	3.24%	3.84%	3.64%	2.22%
15-year mortgage current coupon (2)	3.14%	3.43%	3.73%	3.78%	4.97%	3.64%
30-year mortgage current coupon (2)	3.97%	4.15%	4.31%	4.57%	5.47%	3.93%

	2010 by Quarter - Average
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Target overnight Federal funds rate	0.25%	0.25%	0.25%	0.25%
3-month LIBOR (1)	0.29%	0.39%	0.44%	0.26%
2-year U.S. Treasury	0.48%	0.53%	0.86%	0.91%
5-year U.S. Treasury	1.49%	1.54%	2.24%	2.41%
10-year U.S. Treasury	2.86%	2.77%	3.47%	3.70%
15-year mortgage current coupon (2)	2.89%	2.75%	3.40%	3.54%
30-year mortgage current coupon (2)	3.73%	3.54%	4.23%	4.40%
Notes:
(1)LIBOR - London Interbank Offered Rate
(2)Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts.  The Bank’s earnings are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. Theoretically, flattening of the yield curve tends to compress the Bank’s net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During 2010, the U.S. Treasury yield curve displayed volatility as short-term interest rates remained relatively anchored and long-term interest rates reacted to macro-economic forces. Year-over-year, interest rates ended marginally lower as the pace of the economic recovery was somewhat subdued. The spread between 2-year and 10-year Treasuries remained historically steep, reflecting the uncertain path of the economic expansion as we emerge from the economic distortions of 2007 through 2009. Unfortunately, the Bank's ability to capitalize on the steep yield curve was restricted due to private label MBS credit concerns and tight spreads which limited the accumulation of MBS assets.

The performance of the Bank’s portfolios of mortgage assets is particularly affected by shifts in the ten-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance to prepay their existing loans, as borrowers may select shorter duration mortgage products. Under normal circumstances, when rates decline, prepayments increase, resulting in accelerated accretion/amortization of any associated premiums/discounts. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin. Given the unique circumstances of the current economic environment, shifts in the yield curve and the level of interest rates have not had these typical results.

The volatility of yield curve shifts may also have an effect on the Bank’s duration of equity and the cost of maintaining duration within limits. Volatility in interest rates may force management to spend resources on duration hedges to maintain compliance, even though a subsequent, sudden reversal in rates may make such hedges unnecessary. Volatility in interest rate levels and in the shape of the yield curve may increase the cost of compliance with the Bank’s duration limits. In the past few years, the typical cash flow variability of mortgage assets has become less pronounced as the combination of declining residential housing values and reduced credit availability has diminished refinancing activity. If this trend continues, the need and cost of duration compliance may be reduced.

Credit Spreads.  Immediately following the beginning of the financial crisis, mortgage delinquencies increased, credit spreads widened and the universe of mortgage lenders contracted due to bankruptcies and brokers exiting the business. Banks remained reluctant to lend to one another, the liquidity of the asset-backed commercial paper market dried up, and there was little, if any, securitization of private label MBS.  During 2009 and 2010, the economic crisis came off its 2008 lows, longer-term rates declined and mortgage spreads narrowed. This narrowing shortened the Bank's duration of equity and drove an improvement in the Bank's market value of equity to par value of capital stock (MV/CS), discussed below.

In 2010, debt spreads displayed substantially less volatility than the past few years. Access to longer-term debt and callable markets was vastly improved and did not limit the Bank's risk management activities. The cost of debt was not a significant factor in managing the Bank's duration of equity.

For additional information regarding the impact of credit spreads on the Bank’s risk metrics and financials, see the Risk Management section in Item 7. Management’s Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

Market and Housing Trends. Business spending on capital equipment and computer software has continued to rise, though less rapidly than earlier in 2010. Financial institution lending continues to be weak and small businesses remain reluctant to add to payrolls due to concerns about the strength of the economic recovery. Commercial real estate activity has also been restrained by high vacancy rates, low property prices, and strained credit conditions. The financial markets have reflected this uncertainty, as both equity and fixed income markets have experienced volatility. The sovereign debt crisis in Europe sparked a flight to quality during the second quarter, as investors questioned the stability of the European Union. This flight to quality reversed in the second half of 2010 but concerns about the European Union remain.

Although housing starts hit a five-month high in September 2010, overall housing starts and existing home sales continued to run at low levels through year-end due in part to the expiration of the U.S. tax credits offered to home buyers. This temporary program, as well as others, served to support the housing market and stabilize prices in the first half of 2010, yet concerns remain due to a large inventory of distressed or vacant existing houses and by the difficulties of many builders and consumers in obtaining credit. Delinquency and foreclosure rates continue to run at high levels. Although initial jobless claims improved, they remain high and unemployment has stalled at just under 10 percent for 2010. As a result, consumer confidence is lacking and many individuals were unable to take advantage of the historically low mortgage rates that have been available.

The labor market has been hit particularly hard by the recession. Private sector job growth has remained weak. It is likely that it will take a significant amount of time to restore the nearly 8.5 million jobs that were lost during the recession and unemployment is expected to remain high into at least 2011.

The Bank's members' demand for advances has continued to decline based on the factors described above. Additionally, members have deposit levels that permit them to use that funding for the loan demand that they have, which also decreases demand for Bank advances. As an example of the volatility in advance demand, during the height of the credit crisis in September 2008 when the FHLBanks continued to provide funding for members, the Bank's advances were $72.5 billion. However, now that the credit crisis has eased and members have excess deposits, demand for advances declined to $29.7 billion at December 31, 2010. By comparison, the Bank's advance portfolio was most recently at this level at December 31, 2002, when advances totaled $29.3 billion.

Results of Operations. The overall economic conditions discussed above have significantly impacted the Bank in terms of advance volume and credit losses on its private label MBS. Those items are discussed below along with other items which significantly impacted the Bank.

During the three months ended December 31, 2010, the Bank recorded net income of $21.5 million. For the year ended December 31, 2010, the Bank recorded net income of $8.3 million.

The fourth quarter and full year 2010 results were impacted by other-than-temporary impairment (OTTI) credit losses taken on the Bank's private label MBS portfolio. The Bank recorded $13.1 million and $158.4 million of OTTI credit losses during the fourth quarter and full year 2010, respectively.

Deterioration in the mortgage market started in the subprime sector and then moved into the Alt-A sector, which includes borrowers who have characteristics of both subprime and Prime borrowers. The Bank was not significantly impacted by the deterioration in the subprime market, as there was very little subprime private-label MBS in its portfolio. As the deterioration moved in into the Alt-A sector, the Bank experienced more significant OTTI credit charges. The Bank experienced Alt-A OTTI credit charges of $48.4 million in 2010. The majority of the Bank's private label MBS portfolio is Prime. Deterioration in the private label MBS portfolio has now moved into the Prime sector. High levels of inventories of unsold properties are further pressuring housing prices. The Bank experienced Prime OTTI credit charges of $108.6 million in 2010.

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

The fourth quarter 2010 assumptions were generally consistent with the third quarter and there was not significant further deterioration in the performance of the underlying loan collateral on the securities. Therefore, OTTI credit losses continued to have a less dramatic impact on the Bank's financial results later in the year than in the first two quarters of 2010.

Many factors could influence future modeling assumptions including economic, financial market and housing conditions. In addition, the recent decision by certain financial institutions to temporarily halt foreclosures until certain legal issues surrounding the foreclosure process are resolved is another factor that may affect future assumptions and results. Certain institutions recently announced that they have restarted foreclosure proceedings. If performance of the underlying loan collateral deteriorates further and/or the Bank's modeling assumptions become more pessimistic, the Bank could experience further losses on the portfolio. At the present time, the Bank cannot estimate the future amount of any additional OTTI charges but they could be material.

Net interest income was $64.6 million and $233.3 million for the fourth quarter and full year 2010, respectively, declining from the corresponding prior year period. These decreases were primarily due to the decline in both interest rates and volume. In addition, the Bank's net interest income has been impacted by the continued runoff of the higher-yielding assets in the portfolio, including MBS and mortgage loans. As private label MBS, which are generally higher-coupon assets, are paying down and otherwise declining, the Bank is replacing these investments with lower-yielding agency MBS. With respect to the mortgage loan portfolio, the availability of high-quality mortgage loans for purchase has continued to decline. The net interest margin for 2010, however, did improve 4 basis points to 39 basis points, due primarily to improved funding costs versus yields earned on interest-earning assets. The net interest income results for 2010 also include higher prepayment fees, which artificially increase the net interest margin in the current period and are not expected to continue at the pace realized in 2010.

Financial Condition. Advances. The Bank's advance portfolio declined 27.9 percent from December 31, 2009 to December 31, 2010. Demand for advances has decreased as members have reduced their balance sheets and experienced high levels of retail deposits relative to historical levels, due in part to the factors noted below. Although the advance portfolio has declined, its average life has been extended as certain members have replaced their short-term advances with long-term advances; this is evidenced in the swing of short-term advance balances from year-end. At December 30, 2010, only 38.5 percent of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 47.7 percent at December 31, 2009. A large portion of these types of short-term advances have historically been rolled over upon maturity.

The ability to grow and/or maintain the advance portfolio may be affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership itself; (3) member reaction to the Bank's voluntary decision to temporarily suspend dividend payments and restrict excess capital stock repurchases; (4) the Bank's liquidity position and how management chooses to fund the Bank; (5) current, as well as future, credit market conditions; (6) housing market trends; and (7) the shape of the yield curve. In the current market environment, the Bank believes that there may be an increased probability of extensions in maturities of members' advances as well as higher levels of advance prepayment activity.

During 2010, 157 FDIC-insured institutions have failed. Of these, two were members of the Bank; both were resolved in an expeditious and orderly fashion and no loss was incurred on these resolutions. In fact, none of the FHLBanks have incurred any losses on advances outstanding to these institutions.

Investments. At December 31, 2010, the Bank held $18.8 billion of total investment securities, including trading, available-for-sale and held-to-maturity securities as well as interest-bearing deposits and Federal funds sold. This total included $4.5 billion of private label MBS, of which $1.9 billion was "investment grade" and $2.6 billion was "below investment grade." The majority of the deterioration between "investment grade" and "below investment grade" occurred in the first nine months of 2009. Since then there has been some stabilization between "investment grade" and "below investment grade." There has been continued deterioration in the "below investment grade category"; specifically, there has been a significant increase in bonds being downgraded from CCC to CC. However, despite some rating pressure, the Bank has continued to see some improvement in the fair value, or price, of its private label MBS portfolio since the low point at the end of 2008. Prices can appreciate or depreciate for many reasons; the Bank is unable to predict where prices on these investments may go in the future. The overall balance of the par value of the private label MBS continues to decline, primarily due to paydowns.

Consolidated Obligations of the FHLBanks. The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. During the first quarter of 2010, the Bank experienced an increase in its cost of funds, with rates hitting a peak at the end of March. This increase occurred in conjunction with the announcement from Fannie Mae and Freddie Mac of plans to purchase 120 days plus delinquent mortgage loans, which would require both to issue additional debt to raise funds for these purchases. Following the spike, debt costs were relatively stable until late May, when costs fell due to the impact of falling interest rates and the European debt crisis as investors demanded stable, high-quality investments. Overall debt costs declined during third quarter 2010 as interest rates continued to rally. Debt costs increased in fourth quarter as interest rates rose in reaction to indications of a more favorable economic growth outlook.

On a total FHLBank System basis, consolidated obligations outstanding continued to shrink during the fourth quarter of 2010, dropping an additional $10 billion from September 30, 2010. This reduction was driven by a decline in bonds, which fell by almost $20 billion during fourth quarter 2010, while discount notes rose by $10 billion in the same link-quarter comparison. For year-end 2010, total consolidated obligations outstanding declined $134 billion, or 14 percent, from year-end 2009, mirroring the decline in advance demand. Bonds decreased $130 billion and discount notes decreased $4 billion in 2010.

On an individual basis, the Bank's total consolidated obligations declined $12.1 billion, or 20.4 percent, since year-end 2009. Discount notes increased $2.9 billion, or 28.1 percent, from December 31, 2009 to December 31, 2010 and accounted for 27.7 percent and 17.2 percent of the Bank's total consolidated obligations at December 31, 2010 and December 31, 2009, respectively. Total bonds decreased $15.0 billion, or 30.5 percent, from December 31, 2009 to December 31, 2010, and comprised a smaller percentage of the total debt portfolio, decreasing from 82.8 percent at December 31, 2009 to 72.3 percent at December 31, 2010.

Capital Position and Regulatory Requirements. Retained earnings at December 31, 2010 were $397.3 million, up $8.3 million from year-end 2009 reflecting the impact of full year 2010 net income. Accumulated other comprehensive income (loss) (AOCI) related to the noncredit portion of OTTI losses on available-for-sale securities improved from $(691.5) million at December 31, 2009 to $(222.5) million at December 31, 2010 due to paydowns in the private label MBS portfolio, certain OTTI noncredit losses being reclassified as credit losses, and price appreciation.

In November 2008, the Bank experienced a significant increase in its RBC requirements due to deterioration in the market values of the Bank's private label MBS. The Bank was narrowly in compliance with its RBC requirement. As a result, the Bank submitted an initial Capital Stabilization Plan (CSP) to the Finance Agency on February 27, 2009. This plan has been accepted by the Finance Agency and the Bank was deemed "adequately capitalized" as of September 30, 2010. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. The Finance Agency continues to monitor the Bank's capital adequacy. As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2010. The Bank exceeded its risk-based, total and leverage capital requirements at December 31, 2010, as presented in the Capital Resources section in this Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

Effective July 1, 2010, changes to the Bank's Capital Plan were implemented. The amended Capital Plan replaced the unused borrowing capacity membership stock purchase requirement with an annual Membership Asset Value (MAV) stock purchase requirement. This calculation is not affected by the amount the member borrows from the Bank. All members will be required to fully transition to the amended Capital Plan by April 10, 2011.

Beginning in first quarter 2010, the Bank began measuring capital adequacy with a key risk indicator - Market Value of Equity to Par Value of Capital Stock (MV/CS). This metric provides a current assessment of the fair value of the Bank's assets less liabilities on a liquidation basis compared to the par value of the capital stock. The term liquidation basis is used because this calculation assumes no intangibles or going-concern value. An initial floor of 85 percent was established by the Board of Directors (Board), representing the estimated level from which the MV/CS would recover to par through the retention of earnings over the 5-year redemption period of the Bank's capital stock. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are required to be restricted. See the "Risk Governance" section of Risk Management in Item 7. Management's Discussion and Analysis for additional details on the calculation of MV/CS.

Because the MV/CS ratio was above 85 percent at September 30, 2010, the Bank performed additional analysis of the adequacy of capital taking into consideration the impact of potential excess capital stock repurchases and/or dividend payouts. As a result of this analysis, the Bank repurchased approximately 5 percent, or $200 million, of excess capital stock on October 29, 2010. At December 31, 2010, the MV/CS ratio was again above 85 percent and the necessary analysis was performed to determine if the Bank could repurchase additional excess capital stock and/or pay dividends. This analysis resulted in another repurchase of approximately 5 percent, or $200 million, of excess capital stock on February 23, 2011. In both instances, the amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding through October 28, 2010 and February 22, 2011, respectively. Decisions regarding any future repurchases of excess capital stock will be made on a quarterly basis. The Bank will continue to monitor the condition of its private label MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

2011 Outlook

The Bank developed a 2011 operating plan focused on adding value to our membership and the communities they serve, while continuing to address the challenges that the Bank faced in 2010.

 The Bank recognizes the importance of its members, both as customers and stockholders. It is focused on effectively managing the advance portfolio and portfolio-related activity, including identifying new opportunities to increase membership and improve the overall lending process. It is expected that the advance portfolio will continue to experience runoff in 2011, due to a further decline in members’ liquidity needs and a change in how members have been managing their business. As the economic recovery continues, the Bank believes that member demand for advances will return. To improve customer service and product delivery efficiency, the Bank has reorganized some of its operating functions to streamline and enhance the member’s overall experience with the Bank. Even during this transition, management remains focused on its most important mission — ensuring that the Bank is poised and prepared to ensure a reliable flow of liquidity to its members and the communities they serve in all economic and market cycles.

Given the current economic environment, the financial performance of the Bank has been challenged due to OTTI credit losses on the private label MBS portfolio. For 2011, the Bank recognizes that this will continue to be a challenge and OTTI credit losses are possible in the coming year. The specific amount of credit-related OTTI charges will depend on several factors, including unemployment, financial market and housing market conditions and the actual and projected performance of the loan collateral underlying the Bank’s private label MBS. If delinquency and/or loss rates on mortgages and/or home equity loans continue to deteriorate, and/or there is a further rapid decline in residential real estate values, the Bank could experience reduced yields and/

or further losses on these investment securities.

Because Bank members are both customers and stockholders, management views member value as access to liquidity, competitively priced products, and a suitable return on investment. The Bank must deliver all of these components, while protecting the stockholders’ investment, prudently managing the Bank’s capital position and supporting community development. In the current environment, the Bank is focused on protecting the members’ investments and building adequate retained earnings. As previously discussed, on December 23, 2008, the Bank suspended dividend payments and excess capital stock repurchases until further notice. However, in October 2010 and February 2011, the Bank did execute a partial repurchase of excess capital stock, recognizing that reestablishing some liquidity regarding members' excess stock is part of the value of the cooperative. During 2011, the Bank will continue to analyze and evaluate its ability to execute excess capital stock repurchases and reinstate any dividend payments.. In addition, management continues to strive to manage expense growth while safeguarding members’ capital stock investment and providing desired products and pricing. Effective February 28, 2011, the Bank entered into a JCE Agreement with the other 11 FHLBanks, which provides for each FHLBank to establish an RRE Account. For additional details regarding the provisions of the JCEA, including termination of the agreement, dividend restriction period, anticipated capital plan amendment and other terms, see the 8-K filed by the Bank on March 1, 2011 incorporated by reference as Exhibit 10.15 in the Bank's 2010 Annual Report filed on this Form 10-K.

The Bank’s mission includes focus on providing programs for affordable housing and community development. In addition, Bank management provides leadership and opportunities for members to bring about sustainable economic development within their communities. Imperatives within this area include expanding member participation in FHLBank programs, marketing the community investment products and services to emerging communities and focusing on priority housing needs, and enhancing member opportunities for CRA-qualified lending and investing.

In order to safeguard members’ capital stock, the Bank is also focused on continuing to enhance its risk management practices and infrastructure. This includes addressing risk measurement and assessment, risk reporting and communication and top and emerging risks. First, all existing and potential risk measures are continuing to be evaluated to enhance market, credit, operating and business risk metrics and monitor key risk indicators in each risk area. Second, the Bank has developed a risk reporting system which will strengthen management and Board oversight of risk and provide a clear understanding of risk issues facing the Bank. Lastly, management and the Board continue to be actively engaged in assessing top risks and emerging risks. Top risks are existing, material risks the Bank faces; these are regularly reviewed and reconsidered to determine appropriate management attention and focus. Emerging risks are those risks that are new or evolving forms of existing risks; once identified, potential action plans are considered based on probability and severity. A strong risk management process serves as a base for building member value in the cooperative.

In addition to the items discussed above, infrastructure is a necessary foundation for continued success in the current business environment. Management is committed to providing the necessary technology resources to address changing business and regulatory needs to support the framework needed to achieve these goals and still prudently manage costs. These resources continue to be focused on areas such as enhancement of risk modeling, collateral management and analysis, business and information analysis and compliance with legal and regulatory requirements and business continuation plans.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the years ended December 31, 2010, 2009 and 2008, which should be read in conjunction with the Bank's audited financial statements and notes included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $8.3 million for full year 2010, compared to a net loss of $37.4 million for full year 2009. This improvement in results was driven primarily by lower net OTTI credit losses on the Bank's private label MBS portfolio, partially offset by lower net interest income. OTTI credit losses were $158.4 million for 2010, compared to $228.5 million for 2009. Results for 2009 included a $35.3 million contingency reserve. The Bank's return on average equity for full year 2010 was 0.21 percent, compared to (0.98) percent for full year 2009. Details of the Statement of Operations, including the impact of net interest income and derivatives and hedging activities on the results of operations, are presented more fully below.

2009 vs. 2008. For full year 2009, the Bank recorded a net loss of $37.4 million, compared to net income of $19.4 million for full year 2008. This decline was due primarily to lower net interest income, higher operating expenses, lower gains on derivatives and hedging activities and a $35.3 million contingency reserve recorded in the first quarter of 2009. These were partially offset by lower net OTTI charges, with $228.5 million recorded in 2009 and $266.0 million recorded in 2008. Full year 2008 results reflected significant net gains on derivatives and hedging activities related to certain economic hedge activity. The Bank's return on average equity for 2008 was 0.45 percent.

Core Earnings. As presented in Item 6. Selected Financial Data, core earnings for the year ended December 31, 2010, 2009 and 2008 exclude the impact of the LBSF contingency reserve, gains on derivatives and hedging activities resulting from certain economic hedge activity, OTTI charges, and gains (losses) on sales of OTTI securities as well as related assessments, as applicable. For full year 2010, the Bank's core earnings totaled $118.6 million, a decrease of $47.7 million over full year 2009 core earnings. This decrease was due to lower net interest income, net losses on derivatives and hedging activities in 2010 and losses on extinguishment of debt in 2010. The Bank's return on average equity on core earnings was 2.98 percent for full year 2010, compared to 4.34 percent for full year 2009.

2009 vs. 2008. For full year 2009, core earnings totaled $166.3 million, compared to $164.6 million for full year 2008, an increase of $1.7 million. The Bank's return on average equity on core earnings was 3.79 percent for full year 2008.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for the years ended December 31, 2010, 2009 and 2008.
Average Balances and Interest Yields/Rates Paid

	Year Ended December 31,
	2010			2009			2008
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets
Federal funds sold(1)	$4,728.6	$7.6	0.16	$2,666.6	$3.0	0.11	$4,234.7	$77.1	1.82
Interest-bearing deposits(2)	457.6	0.8	0.18	4,705.4	11.3	0.24	652.7	9.6	1.47
Investment securities(3)	14,078.3	395.9	2.81	15,685.2	540.4	3.45	17,853.6	798.7	4.47
Advances(4)	35,143.3	328.1	0.93	47,266.2	612.1	1.29	68,740.2	2,150.4	3.13
Mortgage loans held for portfolio(5)	4,867.0	242.2	4.98	5,650.9	281.0	4.97	6,115.1	316.0	5.17
Total interest-earning assets	59,274.8	974.6	1.65	75,974.3	1,447.8	1.91	97,596.3	3,351.8	3.43
Allowance for credit losses	(10.7)			(15.6)			(10.2)
Other assets(5)(6)	245.4			175.5			1,006.5
Total assets	$59,509.5			$76,134.2			$98,592.6
Liabilities and capital
Deposits (2)	$1,294.7	$1.0	0.07	$1,677.0	$1.3	0.08	$1,822.5	$34.9	1.91
Consolidated obligation discount notes	11,690.3	19.4	0.17	14,127.3	42.1	0.30	26,933.6	686.0	2.55
Consolidated obligation bonds(7)	40,846.0	720.8	1.76	54,388.5	1,140.3	2.10	63,810.9	2,348.6	3.68
Other borrowings	31.5	0.1	0.20	7.8	0.1	0.84	11.7	0.4	3.33
Total interest-bearing liabilities	53,862.5	741.3	1.38	70,200.6	1,183.8	1.69	92,578.7	3,069.9	3.31
Other liabilities	1,666.9			2,100.8			1,673.9
Total capital	3,980.1			3,832.8			4,340.0
Total liabilities and capital	$59,509.5			$76,134.2			$98,592.6
Net interest spread			0.27			0.22			0.12
Impact of noninterest- bearing funds			0.12			0.13			0.17
Net interest income/net interest margin		$233.3	0.39		$264.0	0.35		$281.9	0.29
Average interest-earning assets to interest-bearing liabilities	110.0%			108.2%			105.4%
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
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.5 billion, $1.9 billion and $1.3 billion in 2010, 2009 and 2008, respectively.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate. BOB loans are reflected in other assets.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $362.5 million, $434.6 million and $243.7 million in 2010, 2009 and 2008, respectively.

Average Advances Portfolio Detail

The following table presents the average par balances of the Bank's advance portfolio for the years ended December 31, 2010, 2009 and 2008. These balances do not reflect any hedge accounting adjustments.

(in millions)	Year Ended December 31,			Change 2010 vs. 2009	Change 2009 vs. 2008
Product	2010	2009	2008	%	%
Repo/Mid-Term Repo	$14,692.0	$22,750.6	$41,721.6	(35.4)	(45.4)
Core (Term)	12,825.0	15,506.1	16,398.9	(17.3)	(5.4)
Convertible Select	6,078.6	7,081.1	9,268.2	(14.2)	(23.6)
Total par value	$33,595.6	$45,337.8	$67,388.7	(25.9)	(32.7)

Net interest income declined $30.7 million year-over-year due to both volume and interest rate declines. Yields declined on advances, investment securities and interest-bearing deposits, although the advance yield did benefit from an additional $15.3 million in prepayment fees from member advance activity. Rates paid on bonds and discount notes, however, declined further, resulting in an overall widening of the net interest spread. Average interest-earning assets declined 22.0 percent driven primarily by the lower demand for advances. Interest-bearing deposits decreased year-over-year primarily due to a shift into investments in Federal funds sold. The higher interest-bearing deposit balance in 2009 was due to the Bank's shift in balances from Federal funds sold into higher-yielding interest-bearing Federal Reserve Bank (FRB) accounts. However, beginning in July 2009, the FRB stopped paying interest on the excess balances it held on the Bank's behalf; consequently, the Bank shifted its investments back to Federal funds sold. Additional details and analysis regarding the shift in the mix of these categories is included in the “Rate/Volume Analysis” discussion below. The net interest margin increased compared to the prior year due to the improvement in funding costs and the increased prepayment fees on advances.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2010, 2009 and 2008.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2010 Compared to 2009			2009 Compared to 2008
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$3.0	$1.6	$4.6	$(21.0)	$(53.1)	$(74.1)
Interest-bearing deposits	(8.1)	(2.4)	(10.5)	15.6	(13.9)	1.7
Investment securities	(51.7)	(92.8)	(144.5)	(89.3)	(169.0)	(258.3)
Advances	(136.0)	(148.0)	(284.0)	(534.9)	(1,003.4)	(1,538.3)
Mortgage loans held for portfolio	(39.0)	0.2	(38.8)	(23.4)	(11.6)	(35.0)
Total interest-earning assets	$(231.8)	$(241.4)	$(473.2)	$(653.0)	$(1,251.0)	$(1,904.0)

Interest-bearing deposits	$(0.2)	$(0.1)	$(0.3)	$(2.6)	$(31.0)	$(33.6)
Consolidated obligation discount notes	(6.4)	(16.3)	(22.7)	(225.4)	(418.5)	(643.9)
Consolidated obligation bonds	(256.5)	(163.0)	(419.5)	(308.7)	(899.6)	(1,208.3)
Other borrowings	0.1	(0.1)	—	(0.1)	(0.2)	(0.3)
Total interest-bearing liabilities	$(263.0)	$(179.5)	$(442.5)	$(536.8)	$(1,349.3)	$(1,886.1)

Total increase (decrease) in net interest income	$31.2	$(61.9)	$(30.7)	$(116.2)	$98.3	$(17.9)

The average balance sheet shrunk considerably from 2009 to 2010. Interest income and interest expense have likewise declined in the comparison driven by both rate and volume declines.

The decline in interest income was both volume and rate driven, primarily related to the advances portfolio and the investment securities portfolio. The mortgage loans held for portfolio experienced a slight increase in rate-related interest income, due to an uptick in yields, although overall still reported a decrease in interest income due to lower volume. The decline in interest expense was driven by both volume and rates on consolidated obligation bonds.

Average Federal funds sold balances increased from the prior year. For the first half of 2009 the Bank utilized an interest-bearing deposit account with the FRBs due to favorable rates paid on these balances. These balances were reinvested in Federal funds sold once the FRBs stopped paying interest on these deposits in July 2009. Related interest income on Federal funds sold also increased, primarily due to the balance increase, but also because of an increase in the average yield year-over-year.

Average interest-bearing deposit balances and related interest income decreased year-over-year, primarily due to the shift to Federal funds sold noted above for the first half of 2009.

The investment securities portfolio includes trading, AFS and HTM securities. The decrease in the average investment balance from 2009 to 2010 was due to declining certificates of deposit balances and run-off of the MBS portfolio as well as credit-related OTTI recorded on certain private label MBS. The decrease in interest income was primarily rate-driven. The Bank has not purchased any private label MBS since late 2007, purchasing only agency and GSE MBS since 2008, including $2.9 billion in 2010.

The average advances portfolio decreased from 2009 to 2010. This decline in volume, coupled with a decrease in the yield, resulted in a significant decline in interest income year-over-year. Advance demand began to decline in the fourth quarter of 2008, and continued through 2009 and 2010, as members grew core deposits and gained access to additional liquidity from the Federal Reserve and other government programs that initially became available in the second half of 2008. These government programs ended in first quarter 2010; however, member demand has remained low. The interest income on this portfolio was significantly impacted by the decline in short-term rates. Average 3-month LIBOR declined 35 basis points from 2009 to 2010.

As presented in the Average Advances Portfolio Detail table, the decrease in average balances for the Repo product reflected the impact of members' high levels of retail deposits as well as members' reactions to the Bank's increased pricing of short-term advance products. In addition to raising core deposits, members have also reduced the size of their balance sheets during the credit crisis. Also, many of the Bank's members may have reacted to the Bank's temporary actions of not paying dividends and not repurchasing all excess capital stock by limiting their use of the Bank's advance products. The economic environment has reduced the Bank's members' need for funding from the Bank as well. While all advance products declined, the majority of the decline was driven by decreases in average advances in the Repo product related to the Bank's larger borrowers, with five banks reducing their total average advances outstanding by $7.3 billion year-over-year. The decline in Core (Term) product balances was primarily due to one of the Bank's largest borrowers exercising their option to return certain advances.

The average mortgage loans held for portfolio balance declined from 2009 to 2010. The related interest income on the portfolio also declined, although the portfolio's yield increased slightly. The decrease in the portfolio balance was due to the continued runoff of the existing portfolio, which more than offset new portfolio activity. The decrease in interest income was due to the lower average portfolio balances more than offsetting the yield increase. The yield increase was impacted by lower amortization of basis adjustments in 2010 compared to 2009, as seen in the “Net Interest Income Derivative Effects” table below.

Mortgage loans contributed approximately 24.9 percent and 19.4 percent of total interest income in 2010 and 2009, respectively. While interest income on mortgage loans dropped 13.8 percent from 2009 to 2010, the Bank's total interest income decreased 32.7% in the same period. Total interest income decreased more rapidly than interest income on mortgage loans held for portfolio since the higher-yielding mortgage loan portfolio constituted a larger percentage of the balance sheet in 2010 as compared to 2009.

The consolidated obligations balance declined from 2009 to 2010. A decrease in bonds drove the decline. Interest expense on bonds likewise declined, mostly because of the volume decrease but was also impacted by a decrease in rates paid. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the quarterly rates paid in the “Net Interest Income Derivatives Effects” discussion below.

Interest expense on discount notes decreased from 2009 to 2010. The decrease was driven primarily by a decline in rates paid year-over-year. The decline in rates paid was consistent with the general decline in short-term rates.

Market conditions continued to impact spreads on the Bank's consolidated obligations. During the second quarter of 2010, funding levels improved as the European sovereign debt crisis led to increased investor demand for GSE debt. Early in the third quarter, concerns regarding Europe subsided somewhat after the release of the European bank stress results. As a result, spreads migrated to more customary levels and remained there for the remainder of the year.

For additional information, see the “Liquidity and Funding Risk” discussion in Risk Management in this Item 7. Management's

Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

2009 vs. 2008. Net interest income decreased from 2008 to 2009 driven primarily by changes in the volume of interest-earning assets and interest-bearing liabilities, with a small offset by a rate benefit in the comparison. Total interest income declined due to lower yields on interest-earning assets, coupled with lower advance demand and investment securities balances year-over-year. Total interest expense decreased due to lower rates paid on debt as well as an overall decline in consolidated obligations from prior year.

Advance demand in 2009 declined as members grew core deposits and gained access to additional liquidity from various U.S. Treasury programs instituted in reaction to the credit crisis. The Bank experienced an unprecedented growth in its advance portfolio during the height of the crisis in the first half of 2008, which eventually leveled off in the latter half of the year. Run-off of the investment securities and mortgage loan portfolios also contributed to the decline in interest-earning assets and related interest income.

The Bank also experienced a decline in consolidated obligations in the year-over-year comparison, both in discount notes and bonds, commensurate with the decline in advance demand. During the latter part of 2009, however, investor demand for shorter-term GSE debt was stronger and the Bank was able to continue to issue discount notes and shorter-term bonds.

Net Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for each of the years ended December 31, 2010, 2009 and 2008. Derivative and hedging activities are discussed below.

2010 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate	Impact of Derivatives(1)	Incr./ (Decr.)
Assets:
Advances	$35,143.3	$328.1	0.93	$1,145.1	3.26%	$(817.0)	(2.33)%
Mortgage loans held for portfolio	4,867.0	242.2	4.98	245.6	5.05%	(3.4)	(0.07)%
All other interest-earning assets	19,264.5	404.3	2.10	404.3	2.10%	—	—%
Total interest-earning assets	$59,274.8	$974.6	1.65	$1,795.0	3.03%	$(820.4)	(1.38)%
Liabilities and capital:
Consolidated obligation bonds	$40,846.0	$720.8	1.76	$1,111.8	2.72%	$(391.0)	(0.96)%
All other interest-bearing liabilities	13,016.5	20.5	0.16	20.5	0.16%	—	—%
Total interest-bearing liabilities	$53,862.5	$741.3	1.38	$1,132.3	2.10%	$(391.0)	(0.72)%
Net interest income/net interest spread		$233.3	0.27	$662.7	0.93%	$(429.4)	(0.66)%
Note:
(1)Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

2009 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate	Impact of Derivatives(1)	Incr./ (Decr.)
Assets:
Advances	$47,266.2	$612.1	1.29%	$1,704.1	3.61%	$(1,092.0)	(2.32)%
Mortgage loans held for portfolio	5,650.9	281.0	4.97%	285.1	5.04%	(4.1)	(0.07)%
All other interest-earning assets	23,057.2	554.7	2.41%	554.7	2.41%	—	—%
Total interest-earning assets	$75,974.3	$1,447.8	1.91%	$2,543.9	3.35%	$(1,096.1)	(1.44)%
Liabilities and capital:
Consolidated obligation Bonds	$54,388.5	$1,140.3	2.10%	$1,581.7	2.91%	$(441.4)	(0.81)%
All other interest-bearing Liabilities	15,812.1	43.5	0.28%	43.5	0.28%	—	—%
Total interest-bearing Liabilities	$70,200.6	$1,183.8	1.69%	$1,625.2	2.32%	$(441.4)	(0.63)%
Net interest income/net interest spread		$264.0	0.22%	$918.7	1.03%	$(654.7)	(0.81)%
Note:
(1)Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

2008 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate	Impact of Derivatives(1)	Incr./ (Decr.)
Assets:
Advances	$68,740.2	$2,150.4	3.13%	$2,731.1	3.97%	$(580.7)	(0.84)%
Mortgage loans held for portfolio	6,115.1	316.0	5.17%	318.9	5.22%	(2.9)	(0.05)%
All other interest-earning assets	22,741.0	885.4	3.89%	885.4	3.89%	—
Total interest-earning assets	$97,596.3	$3,351.8	3.43%	$3,935.4	4.03%	$(583.6)	(0.60)%
Liabilities and capital:
Consolidated obligation bonds	$63,810.9	$2,348.6	3.68%	$2,622.4	4.11%	$(273.8)	(0.43)%
All other interest-bearing liabilities	28,767.8	721.3	2.51%	721.3	2.51%	—	—%
Total interest-bearing liabilities	$92,578.7	$3,069.9	3.31%	$3,343.7	3.61%	$(273.8)	(0.30)%
Net interest income/net interest spread		$281.9	0.12%	$591.7	0.42%	$(309.8)	(0.30)%
Note:
(1)Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

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

The impact of derivatives reduced both net interest income and net interest spread for the full year ended December 31, 2010 and 2009. The impact to net interest income was less in full year 2010 compared to full year 2009 primarily due to the lower overall volume of hedged instruments year-over-year. This volume effect more than offset the impact from the 35 basis point decrease of average 3-month LIBOR year-over-year.

The Bank uses many different funding and hedging strategies, one of which involves closely match-funding bullet advances with bullet debt and is designed in part to (1) avoid the use of derivatives where prudent, (2) restrain growth in the size of the Bank's derivatives portfolio, and (3) reduce the Bank's reliance on short-term funding.

In addition, the Bank has initiated a program to lower derivative counterparty credit exposure by reducing the number of derivatives outstanding without materially impacting the Bank's risk or earnings profiles. Basis adjustments (BAs) that are created as a result of the discontinuation of fair value hedge accounting upon termination of the swaps are accreted or amortized over the remaining lives of the advances or debt. This strategy will result in additional accretion and amortization of BAs which will be reflected in the Statement of Operations within net interest income. If there are significant prepayments of advances that have associated BAs, there will be an acceleration of the amortization of the related BA, which may or may not be offset by prepayment fees. If a significant number of instruments prepay, this will result in volatility within interest income in the Statement of Operations.

2009 vs. 2008. The impact of derivatives reduced both net interest income and net interest spread for the full years ended December 31, 2009 and 2008 primarily due to a decrease in average 3-month LIBOR. The impact was greater in 2009 due to the 224 basis point decrease of average 3-month LIBOR year-over-year.

The mortgage loans held for portfolio derivative impact for all years presented was affected by the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF Program.

Other Income (Loss)

	Year Ended December 31,
(in millions)	2010	2009	2008
Services fees	$2.6	$2.5	$3.2
Net gains (losses) on trading securities	(0.3)	1.3	(0.7)
Net gains (losses) on derivatives and hedging activities	(4.7)	12.0	66.3
Total OTTI losses	(22.6)	(1,043.7)	—
Portion of OTTI losses recognized in other comprehensive loss	(135.8)	815.2	—
Net OTTI credit losses	(158.4)	(228.5)	—
Realized losses on OTTI securities	—	—	(266.0)
Net realized gains (losses) on AFS securities	8.3	(2.2)	—
Net realized gains on HTM securities	—	1.8	—
Loss on extinguishment of debt	(12.3)	—	—
Contingency reserve	—	(35.3)	—
Other income, net	8.7	8.7	5.0
Total other income (loss)	$(156.1)	$(239.7)	$(192.2)

The Bank's total other losses for 2010 included the impact of the net OTTI credit losses on the private label MBS portfolio, loss on extinguishment of debt and losses on derivatives and hedging activities in the current year. The net gains (losses) on trading securities reflect the changes in the value of the Treasury bills held for swap collateral as well as the Rabbi trust investments, which offset the market risk of certain deferred compensation agreements. These losses were offset by the net realized gains on sales of private label MBS AFS securities. Full year 2009 results included net OTTI credit losses as well as the contingency reserve established for the Bank's LBSF receivable recorded in first quarter 2009.

2009 vs. 2008. The net gains (losses) on trading securities reflect the changes in the value of the Rabbi trust investments held in trading securities, which offset the market risk of certain deferred compensation agreements. Full year 2008 gains on derivatives and hedging activities included the benefit of the one-time gains on derivatives and hedging activities related to the termination and replacement of LBSF derivatives and economic hedge activity. Net OTTI credit losses reflect credit loss portion of OTTI charges taken on the private label MBS portfolio. Net realized losses on AFS securities and net realized gains on HTM securities represent activity related to sales within these portfolios. Other income, net increased year-over-year due to higher letter of credit fees.

See additional discussion on OTTI charges in Critical Accounting Policies and the “Credit and Counterparty Risk - Investments” discussion in Risk Management, both in this Item 7. Management's Discussion and Analysis in the 2010 Annual Report filed on this Form 10-K. The activity related to net gains on derivatives and hedging activities is discussed in more detail below.

Derivatives and Hedging Activities. The Bank enters into interest rate swaps, caps, floors and swaption agreements, referred to collectively as interest rate exchange agreements and more broadly as derivative transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives fair values are either recorded in the Statement of Operations or accumulated other comprehensive income within the capital section of the Statement of Condition depending on the hedge strategy.

The Bank's hedging strategies consist of fair value and cash flow accounting hedges as well as economic hedges. Fair value and other hedges are discussed in more detail below. Economic hedges address specific risks inherent in the Bank's balance sheet, but they do not qualify for hedge accounting. As a result, income recognition on the derivatives in economic hedges may vary considerably compared to the timing of income recognition on the underlying asset or liability. The Bank does not enter into derivatives for speculative purposes to generate profits.

Regardless of the hedge strategy employed, the Bank's predominant hedging instrument is an interest rate swap. At the time of inception, the fair market value of an interest rate swap generally equals or is close to zero. Notwithstanding the exchange of interest payments made during the life of the swap, which are recorded as either interest income/expense or as a gain (loss) on derivative, depending upon the accounting classification of the hedging instrument, the fair value of an interest rate swap returns to zero at the end of its contractual term. Therefore, although the fair value of an interest rate swap is likely to change over the course of its full term, upon maturity any unrealized gains and losses generally net to zero.

The following table details the net effect of derivatives and hedging activities in other income for the years ended December 31, 2010, 2009 and 2008.

	2010
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(46.3)	$—	$—	$22.1	$(24.2)
Net interest settlements included in net interest income (2)	(770.7)	—	—	368.9	(401.8)
Total net interest income	$(817.0)	$—	$—	$391.0	$(426.0)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(0.7)	$—	$—	$0.4	$(0.3)
Gains (losses) on derivatives not receiving hedge accounting	(2.2)	(4.0)	2.9	(0.1)	(3.4)
Other	(1.4)	—	0.1	0.3	(1.0)
Total net gains (losses) on derivatives and hedging activities	(4.3)	(4.0)	3.0	0.6	(4.7)
Total net effect of derivatives and hedging activities	$(821.3)	$(4.0)	$3.0	$391.6	$(430.7)

	2009
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(20.4)	$—	$—	$3.3	$(17.1)
Net interest settlements included in net interest income (2)	(1,071.6)	—	—	438.1	(633.5)
Total net interest income	$(1,092.0)	$—	$—	$441.4	$(650.6)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(14.7)	$—	$—	$26.2	$11.5
Gains (losses) on derivatives not receiving hedge accounting	3.9	(1.7)	1.8	(1.8)	2.2
Other	(2.2)	—	1.2	(0.7)	(1.7)
Total net gains (losses) on derivatives and hedging activities	$(13.0)	$(1.7)	$3.0	$23.7	$12.0
Total net effect of derivatives and hedging activities	$(1,105.0)	$(1.7)	$3.0	$465.1	$(638.6)

	2008
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income(1)	$(11.8)	$—	$—	$(3.7)	$(15.5)
Net interest settlements included in net interest income (2)	(568.9)	—	—	277.5	(291.4)
Total net interest income	$(580.7)	$—	$—	$273.8	$(306.9)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(5.2)	$—	$—	$(4.7)	$(9.9)
Gains (losses) on derivatives not receiving hedge accounting	56.3	0.9	2.8	6.7	66.7
Other	6.1	—	0.1	3.3	9.5
Total net gains (losses) on derivatives and hedging activities	$57.2	$0.9	$2.9	$5.3	$66.3
Total net effect of derivatives and hedging activities	$(523.5)	$0.9	$2.9	$279.1	$(240.6)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). For the full year 2010, total ineffectiveness related to these fair value hedges resulted in a loss compared to a gain in 2009. During the same period, the overall notional amount decreased from $51.3 billion in 2009 to $25.7 billion in 2010. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a loss in 2010 compared to a gain in 2009. The overall notional amount of economic hedges was $1.7 billion at December 31, 2009 and December 31, 2010.

Other Derivative Activities. The Bank recorded other net losses on derivatives and hedging activities for the years ended December 31, 2010 and 2009.

2009 vs. 2008. Fair Value Hedges. For full year 2009, total ineffectiveness related to fair value hedges resulted in a gain compared to a loss in 2008. During the same period, the overall notional amount decreased from $57.8 billion in 2008 to $51.3 billion in 2009. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time. In addition, fair value hedge ineffectiveness for the twelve months ended December 31, 2008 included a loss of $10.9 million resulting from the de-designation of certain existing LBSF hedge relationships and the simultaneous re-designation of those hedge relationships with newly traded derivatives. See the discussion of the Lehman bankruptcy and the resulting effects on the Bank's financial statements in Item 6. Selected Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K.

Derivatives not receiving hedge accounting. For economic hedges, the Bank recorded gains in 2009 and 2008. The overall notional amount of economic hedges increased from $0.8 billion at December 31, 2008 to $1.7 billion at December 31, 2009. For the year ended December 31, 2008, gains associated with economic hedges included a $69.0 million gain associated with the LBSF derivatives that remained as economic hedges for a one-day period after they were de-designated from fair value hedging relationships as described above. The gains (losses) associated with economic hedges for the twelve months ended December 31, 2008 also included a gain of $0.2 million associated with 40 other replacement derivatives. See the discussion of the Lehman bankruptcy and the resulting effects on the Bank's financial statements in Item 6. Selected Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K.

Other Derivative Activities. The Bank recorded other net losses for 2009 and net gains in 2008. For the twelve months ended December 31, 2008, other gains (losses) on derivatives and hedging activities also included a gain of $11.8 million associated with the termination of certain LBSF derivatives. These derivatives and the respective fair value hedge relationships were legally terminated on September 19, 2008. See the discussion of the Lehman bankruptcy and the resulting effects on the Bank's financial statements in Item 6. Selected Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K.

Other Expense

	Year Ended December 31,
(in millions)	2010	2009	2008
Operating - compensation and benefits	$38.5	$33.3	$30.5
Operating - occupancy	2.5	2.6	3.0
Operating - other	20.6	22.7	17.1
Finance Agency	3.8	3.2	3.0
Office of Finance (OF)	2.9	2.5	2.6
Total other expenses	$68.3	$64.3	$56.2

For full year 2010, the increase in other expense over full year 2009 was driven in part by operating expenses. The increase in operating expenses was due to increases in salaries and benefits expense, partially offset by a decrease in occupancy and other expenses. Salaries and benefits expense for 2010 included severance expense and an additional pension fund contribution of $3 million in fourth quarter 2010. Other operating expenses declined in part due to lower professional fees year-over-year.

2009 vs. 2008. For full year 2009, the increase in other expense over full year 2008 was driven almost entirely by operating expenses. The increase in operating expenses was due to increases in other operating expenses and salaries and benefits expense, partially offset by a decrease in occupancy expense. The increase in other operating expenses was due primarily to higher consulting fees and services related to the Bank's OTTI assessment process, and other Board risk management initiatives. The increase in salaries and benefits expense was driven by an increase in the market value of the nonqualified thrift obligation as well as higher incentive compensation expense. Full year 2008 salaries and benefits expense included severance costs as well as a lump sum settlement benefit payment.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Agency and the OF. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank's Statement of Operations. The Bank has no control over the operating expenses of the Finance Agency. The FHLBanks are able to exert a limited degree of control over the operating expenses of the OF due to the fact that two directors of the OF are also FHLBank presidents. See Legislative and Regulatory Developments in this Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for additional information regarding the recent restructuring of the Board of Directors of the OF.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

	Year Ended December 31,
(in millions)	2010	2009	2008
Affordable Housing Program (AHP)	$0.9	$—	$2.2
Resolution Funding Corp (REFCORP)	2.1	—	4.8
Total assessments	$3.0	$—	$7.0

The Bank's mission includes the important public policy goal of making funds available for housing and economic development in the communities served by the Bank's member financial institutions. In support of this goal, the Bank administers a number of programs, some mandated and some voluntary, which make Bank funds available through member financial institutions. In all of these programs, the Bank's funding flows through member financial institutions into areas of need throughout the region.

The Affordable Housing Program (AHP), mandated by statute, is the largest and primary public policy program. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80 percent or less of the area median income. The AHP program is mandated by the Act, and the Bank is required to contribute approximately 10 percent of its net earnings after REFCORP to AHP and makes these funds available for use in the subsequent year. Each year, the Bank's Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

The Bank held one AHP funding round in 2010 and received 76 eligible applications. Grants totaling $2.7 million were awarded to 15 projects on December 17, 2010. These projects had total development costs of $62.6 million and will provide 395 units of affordable housing. In 2009, the Bank held one AHP funding round and awarded a total of $3.4 million to 17 projects in October 2009. In 2008, the Bank held two AHP funding rounds and awarded $10.9 million to 26 projects in June 2008 as well as $10.2 million awarded to 26 projects in December 2008.

In November 2008, the Board of Directors approved the creation of a new set-aside from AHP called the Mortgage Relief Fund. The purpose of the fund is to support loan refinancing for homeowners at risk of foreclosure. In February 2009, $500 thousand was transferred to the Mortgage Relief Fund. On April 12, 2010, the Bank, PNC Bank and PHFA entered into a Mortgage Relief Fund Grant Agreement (Mortgage Relief Agreement). This Mortgage Relief Agreement disbursed $500 thousand first to PNC Bank and then to the PHFA. According to the Mortgage Relief Agreement, the PHFA is to use these funds in conjunction with one of its existing programs to assist in the refinancing of mortgage loans to low-or moderate income households at risk of foreclosure. On August 4, 2010, the Mortgage Relief Agreement was amended to extend the homeowner application due date from July 30, 2010 to December 31, 2010. This amendment also extended the disbursement date from January 31, 2011 to June 30, 2011. As of December 31, 2010, the PHFA has assisted 12 homeowners for a total of $154 thousand under the Mortgage Relief Fund.

The Community Lending Program (CLP) offers advances at the Bank's cost of funds, providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2010, the CLP loan balance totaled $596.6 million, compared to $611.5 million at December 31, 2009, reflecting a decrease of $14.9 million, or 2.4 percent.

Assessment Calculations. Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20 percent) and AHP contributions (10 percent) equate to a proportion of the Bank's net income comparable to that paid in income tax by fully taxable entities. Inasmuch as both the REFCORP and AHP payments are each separately subtracted from earnings prior to the assessment of each, the combined effective rate is less than the simple sum of both (i.e., less than 30 percent). In passing the Financial Services Modernization Act of 1999, Congress established a fixed 20 percent annual REFCORP payment rate beginning in 2000 for each FHLBank. The fixed percentage replaced a fixed-dollar annual payment of $300 million which had previously been divided among the twelve FHLBanks through a complex allocation formula. The law also calls for an adjustment to be made to the total number of REFCORP payments due in future years so that, on a present value basis, the combined REFCORP payments of all twelve FHLBanks are equal in amount to what had been required under the previous calculation method. The FHLBanks' aggregate payments through 2010 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final scheduled payment on October 15, 2011. This date assumes that the FHLBanks pay exactly $300 million annually until 2011. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all

FHLBanks and interest rates.

Application of the REFCORP and AHP assessment percentage rates as applied to earnings during 2010 and 2008 resulted in annual assessment expenses for the Bank of $3.0 million and $7.0 million, respectively. There were no REFCORP and AHP assessments for the year-ended December 31, 2009, as the Bank experienced a pre-assessment loss for full-year 2009. The year-to-year changes in assessments reflect the changes in pre-assessment earnings.

For the year ended December 31, 2009, the Bank did experience a net loss and did not set aside any AHP funding to be awarded during 2010. However, as allowed per AHP regulations, the Bank elected to allot $948 thousand of future periods' required AHP contributions to be awarded during 2010 (referred to as Accelerated AHP). The Accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank's mission when it would otherwise be unable to do so, based on regulations. The Bank will credit the Accelerated AHP contribution against required AHP contributions over the next five years.

In 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank will use its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future). This overpayment was recorded as a prepaid asset and reported as “prepaid REFCORP assessment” on the Statement of Condition at December 31, 2008. A balance related to this asset remained on the Bank's Statement of Condition at December 31, 2010 and 2009. For full year 2010, $2.1 million of REFCORP assessment expense was credited against the asset balance. Over time, as the Bank continues to use this credit against its future REFCORP assessments, the prepaid asset will be reduced until the prepaid asset has been exhausted. If any amount of the prepaid asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, the U.S. Treasury will implement a procedure so that the Bank would be able to collect on its remaining prepaid asset. The Bank's prepaid REFCORP assessment balance at December 31, 2010 was $37.6 million.

Financial Condition

The following is Management's Discussion and Analysis of the Bank's financial condition at December 31, 2010 compared to December 31, 2009, which should be read in conjunction with the Bank's audited financial statements and notes to financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K.

Assets

Primarily due to declining advance demand by members, the Bank's total assets decreased from December 31, 2009 to December 31, 2010. Total housing finance-related assets, which include MPF Program loans, advances, MBS and other mission-related investments, decreased during the year as well.

Advances and Mortgage Loans Held for Portfolio. Advances. At December 31, 2010, the Bank had advances to 202 borrowing members, compared to 222 borrowing members at December 31, 2009. A significant concentration of the advances continued to be generated from the Bank's five largest borrowers, generally reflecting the asset concentration mix of the Bank's membership base. Total advances outstanding to the Bank's five largest members decreased as of December 31, 2010 compared to December 31, 2009, reflecting a stronger deposit market and low member demand. This is evidenced by the sharp decline of $9.4 billion in the Repo/Mid-Term Repo product, the Bank's shorter term advance product.

The following table provides information on advances by different product type for the years ended December 31, 2010 and 2009.

	December 31,
in millions	2010	2009
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$1,020.0	$1,300.2
Core (Term)	996.0	1,013.1
Total adjustable/variable-rate indexed	$2,016.0	$2,313.3
Fixed rate:
Repo/Mid-Term Repo	$9,691.9	$18,812.1
Core (Term)	10,900.7	11,169.6
Total fixed rate	$20,592.6	$29,981.7
Convertible	$5,197.2	$6,766.4
Amortizing/mortgage-matched:
Core (Term)	$591.2	$694.6
Total par balance	$28,397.0	$39,756.0

Total callable advances	$22.0	$12.0

The Bank had no putable advances at December 31, 2010 or 2009.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the years ended December 31, 2010 and December 31, 2009.

Member Asset Size	2010	2009
Less than $100 million	32	40
Between $100 million and $500 million	121	135
Between $500 million and $1 billion	45	39
Between $1 billion and $5 billion	29	30
Greater than $5 billion	15	16
Total borrowing members during the year	242	260
Total membership	308	316
Percent of members borrowing during the period	78.6%	82.3%
Total borrowing members with outstanding loan balances at period-end	202	222
Percent of members borrowing at period-end	65.6%	70.3%

During 2010, changes in the Bank's membership resulted in a net decrease of eight members. This activity included two out-of-district mergers, one withdrawal from membership, two into receivership and five members merged within the Bank's district. These reductions were partially offset by the addition of two new members.

See the “Credit and Counterparty Risk - TCP and Collateral” discussion in the Risk Management section of this Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2010.

Mortgage Loans Held for Portfolio. The Bank's net mortgage loans held for portfolio under the MPF Program decreased from December 31, 2009 to December 31, 2010, driven primarily by the continued runoff of the existing portfolio, which more than offset new portfolio purchase activity. New portfolio activity has been negatively impacted by: (1) the current economic environment, which has resulted in fewer mortgage loan originations; (2) the Bank's 4.0 percent capital stock requirement on new MPF loans, which was previously 0 percent; and (3) the Bank's business decision to purchase MPF loans from community banks rather than higher-volume national banks.

Effective July 15, 2009, the Bank introduced a temporary loan payment modification plan (loan modification plan) for participating PFIs, which will be available until December 31, 2011 unless further extended by the MPF Program. Borrowers with conventional loans secured by their primary residence, which were closed prior to January 1, 2009 are eligible for the loan modification plan. This plan pertains to borrowers currently in default or in imminent danger of default. In addition, there are specific eligibility requirements that must be met and procedures that the PFIs must follow to participate in the loan modification plan. As of December 31, 2010, there had been few requests for loan modifications and the Bank's troubled debt restructurings were immaterial.

The Bank's outstanding advances, mortgage loans, nonaccrual mortgage loans, mortgage loans 90 days or more delinquent and accruing interest, and Banking on Business (BOB) loans are presented in the following table. The amount of forgone interest income the Bank would have recorded on BOB loans for each of the periods presented was less than $1 million. The Bank recorded minimal cash basis interest income on BOB loans during the years ended December 31, 2006 through 2010, which totaled $483 thousand for the five-year period. The amount of forgone interest income the Bank would have recorded on nonaccrual mortgage loans, if those loans had been current and paying interest in accordance with contractual terms, was $3.9 million, $3.1 million and $1.7 million for 2010, 2009 and 2008, respectively, and $0.9 million for the years 2007 and 2006.

	December 31,
(in millions)	2010	2009	2008	2007	2006
Advances(1)	$29,708.4	$41,177.3	62,153.4	68,797.5	49,335.4
Mortgage loans held for portfolio, net(2)	4,483.0	5,162.8	6,165.3	6,219.7	6,966.3
Nonaccrual mortgage loans, net(3)	80.9	71.2	38.3	20.7	18.8
Mortgage loans 90 days or more delinquent and still accruing interest(4)	10.4	16.5	12.6	14.1	15.7
BOB loans, net(5)	14.1	11.8	11.4	12.8	11.5
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
(5)Due to the nature of the program, all BOB loans are considered nonaccrual loans. Balances are reflected net of allowance for credit losses.

The Bank has experienced an increase in its nonaccrual mortgage loans held for portfolio due to continuing deterioration in the mortgage market . The Bank permits PFI's to repurchase loans that meet certain pre-established criteria (i.e., government-guaranteed loans) at the time of the sale of the loans to the Bank. The decrease in mortgage loans which were 90 days or more delinquent and still accruing interest from December 31, 2009 to December 31, 2010 reflects these repurchases, totaling $23.3 million, offset by net activity related to loans moving into the 90 days or more delinquent category.

Allowance for Credit Losses.  The allowance for credit losses is evaluated on a quarterly basis by management to identify the probable losses inherent within the portfolio and to determine the likelihood of collectability. The allowance methodology determines an estimated probable loss for the impairment of the mortgage loan portfolio consistent with the provisions of contingencies accounting.

The Bank has not incurred any losses on advances since its inception. Due to the collateral held as security and the repayment history for advances, management believes that an allowance for credit losses for advances is unnecessary at this time. This assessment also includes letters of credit which have the same collateral requirements as advances. See additional discussion regarding collateral policies and standards on the advances portfolio in the “Advance Products” discussion in Item 1. Business in the Bank's 2010 Annual Report filed on this Form 10-K.

The Bank purchases government-guaranteed and/or -insured and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-guaranteed/insured loans is predominantly assumed by other entities, only conventional mortgage loans are evaluated for an allowance for credit losses. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers by PFIs that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment; therefore, it is scoped out of the provisions of accounting for loan impairments. Conventional mortgage loans that are 90 days or more delinquent are placed on nonaccrual status. Government mortgage loans that are 90 days or more delinquent remain in accrual status due to guarantees or insurance. The Bank records cash payments received on nonaccrual loans as a reduction of principal.

The following table presents the rollforward of allowance for credit losses on the mortgage loans held for portfolio for the years ended December 31, 2006 through 2010.

	December 31,
(in millions)	2010	2009	2008	2007	2006
Balance, beginning of year	$2.7	$4.3	$1.1	$0.9	$0.7
Charge-offs	(0.1)	—	—	—	—
Provision (benefit) for credit losses	0.6	(1.6)	3.2	0.2	0.2
Balance, end of year	$3.2	$2.7	$4.3	$1.1	$0.9

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

The allowance for credit losses for the BOB program provides a reasonable estimate of losses inherent in the BOB portfolio based on the portfolio’s characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100 percent due to the fact that the BOB program has no collateral or credit enhancement requirements. Probability of default is based on default statistics from the NRSROs for speculative grade corporate debt securities and trends in Gross Domestic Product (GDP). Based on the nature of the program, all of the loans in the BOB program are classified as nonaccrual loans. The following table presents the allowance for credit losses on the BOB loans for the years ended December 31, 2006 through 2010.

	December 31,
(in millions)	2010	2009	2008	2007	2006
Balance, beginning of year	$9.5	$9.7	$6.8	$6.7	$4.9
Charge-offs	(0.7)	(0.4)	(0.3)	(1.6)	—
Provision (benefit) for credit losses	(3.0)	0.2	3.2	1.7	1.8
Balance, end of year	$5.8	$9.5	$9.7	$6.8	$6.7

The benefit for credit losses related to the BOB loans in 2010 was driven by a lower probability of default, due to improved economic conditions. Based on the nature of the BOB program, in that its purpose is to assist small and start-up businesses, the Bank expects that some of the loans will default. The ratio of charge-offs to average loans outstanding, net, was approximately 5.5 percent and 3.8 percent during 2010 and 2009, respectively.

The following table presents the rollforward of the allowance for off-balance sheet credit exposure risk for the years ended December 31, 2006 through 2010.

	December 31,
(in millions)	2010	2009	2008	2007	2006
Balance, beginning of year	$0.1	$1.3	$0.6	$1.0	$0.8
Provision (benefit) for credit losses	—	(1.2)	0.7	(0.4)	0.2
Balance, end of year	$0.1	$0.1	$1.3	$0.6	$1.0

The off-balance sheet credit exposure risk is associated with BOB loan commitments. The balance remained consistent from year-end 2009 to year-end 2010, as there were almost no BOB loan commitments outstanding at either period-end.

During the first quarter of 2011, the Bank changed its estimates used to determine the allowance for credit losses on mortgage and BOB loans.

Mortgage loans change in estimate. The Bank updated its probability of default and loss given default from national statistics (adjusted for actual results) for mortgage loans to the actual 12 month historical performance of the Bank's mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30, 60, 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral. The updated methodology also includes a more granular Master Commitment analysis of credit enhancements. The impact of the change in estimate was immaterial.

BOB loans change in estimate. The Bank updated its probability of default from national statistics for speculative grade debt to the actual performance of the BOB program. The Bank also eliminated the adjustment to probability of default as a result of trends in gross domestic product. The impact of the change in estimate was immaterial. In addition, as a result of the collection history of BOB loans, the Bank no longer has doubt about the ultimate collection of BOB loans and considers BOB loans that are not over 90 days delinquent to be performing assets.

Cash and Due From Banks.  At December 31, 2010, cash and due from banks totaled $143.4 million compared to $1.4 billion at December 31, 2009. Institutions which normally would purchase the Bank's excess liquidity did not have a need for the cash and, as a result, the Bank's cash position was unusually high at December 31, 2009. The Bank's cash position returned to more normal levels during 2010.

 Investments. At December 31, 2010, the Bank's total interest-bearing deposits and Federal funds sold increased from December 31, 2009. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements.

The increase in investment securities from December 31, 2009 to December 31, 2010 was due to purchases of agency and GSE MBS. This activity was partially offset by MBS paydowns during 2010. The Bank has not purchased any private label MBS since late 2007. AFS MBS paydowns were partially offset by an increase in the fair value of certain AFS investments as well as the transfers of seven OTTI HTM securities to AFS during 2010.

The following tables summarize key investment securities portfolio statistics.

	Carrying Value
(in millions)	December 31, 2010	December 31, 2009	December 31, 2008
Trading securities:
Certificates of deposits	$—	$—	$500.6
U.S. Treasury bills	879.9	1,029.5	—
TLGP investments	250.1	250.0	—
Other: Mutual funds offsetting deferred compensation	6.0	6.7	6.2
Total trading securities	$1,136.0	$1,286.2	$506.8
AFS securities:
MBS:
Private label residential MBS	$2,200.4	$2,381.0	$13.0
HELOCs	15.4	14.3	6.7
Other: Mutual funds partially securing supplemental retirement plan	2.0	2.0	—
Total AFS securities	$2,217.8	$2,397.3	$19.7
HTM securities:
Certificates of deposit	$3,550.0	$3,100.0	$2,700.0
State or local agency obligations	369.7	608.4	636.8
U.S. government-sponsored enterprises	803.7	176.7	955.0
MBS:
U.S. agency	2,396.0	1,755.7	268.9
Government-sponsored enterprises residential	2,646.5	1,312.2	1,853.7
Private label residential MBS	2,242.6	3,467.6	8,403.4
HELOCs	23.5	28.6	53.0
MPF Shared Funding Program	25.8	33.2	47.2
Total HTM securities	$12,057.8	$10,482.4	$14,918.0
Total investment securities	$15,411.6	$14,165.9	$15,444.5

The following table presents the maturity and yield characteristics for the investment securities portfolio, assuming no principal prepayments, as of December 31, 2010. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury bills	$879.9	$—	$—	$—	$879.9
TLGP investments	—	250.1	—	—	250.1
Mutual funds offsetting deferred compensation	6.0	—	—	—	6.0
Total trading securities	$885.9	$250.1	$—	$—	$1,136.0
Yield on trading securities	0.14%	1.95%	n/a	n/a	0.54%

AFS securities:
MBS:
Private label residential MBS	$—	$—	$—	$2,200.4	$2,200.4
HELOCs	—	—	—	15.4	15.4
Mutual funds partially securing supplemental retirement plan	2.0	—	—	—	2.0
Total AFS securities	$2.0	$—	$—	$2,215.8	$2,217.8
Yield on AFS Securities	n/a	n/a	n/a	5.95%	5.95%

HTM securities:
Certificates of deposit	$3,550.0	$—	$—	$—	$3,550.0
State or local agency obligations	72.0	4.8	9.4	283.5	369.7
U.S. GSE	—	803.7	—	—	803.7
MBS:
U.S. Agency	—	—	120.0	2,276.0	2,396.0
GSE residential MBS	—	—	619.9	2,026.6	2,646.5
Private label residential MBS	—	—	143.0	2,099.6	2,242.6
Private label HELOCs	—	—	—	23.5	23.5
MPF Shared Funding Program	—	—	—	25.8	25.8
Total HTM securities	$3,622.0	$808.5	$892.3	$6,735.0	$12,057.8
Yield on HTM securities	0.42%	0.82%	3.18%	2.28%	1.69%

Total investment securities	$4,509.9	$1,058.6	$892.3	$8,950.8	$15,411.6
Yield on securities	0.37%	1.09%	3.18%	3.35%	2.35%

Interest-bearing deposits	$10.1	$—	$—	$—	$10.1
Federal funds sold	3,330.0	—	—	—	3,330.0
Total investments	$7,850.0	$1,058.6	$892.3	$8,950.8	$18,751.7

As of December 31, 2010, the Bank held securities from the following issuers with a book value greater than 10 percent of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Government National Mortgage Association	$2,276.0	$2,288.0
Federal Home Loan Mortgage Corp	1,870.3	1,883.3
Federal National Mortgage Association	1,579.9	1,580.7
J.P. Morgan Mortgage Trust	929.6	918.4
U.S. Treasury	879.9	879.9
Wells Fargo Mortgage Backed Securities Trust	579.0	564.5
Total	$8,114.7	$8,114.8

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

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk-Investments” discussion in the Risk Management section of this Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

Real Estate Owned. When a PFI forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as real estate owned (REO) at the lower of cost or fair value less estimated selling expenses. If the value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based credit enhancement fees is recorded as a charge-off to the allowance for credit losses. If a charge-off is required, the fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded in other assets at the carrying value of the loan. A PFI is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the PFI presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the first loss account. Losses are deducted from the first loss account, if it has not been fully used. As of December 31, 2010 and 2009, the Bank held $12.6 million and $11.1 million, respectively, of REO.

Liabilities and Capital

Deposits. At December 31, 2010, the Bank held time deposits in denominations of $100 thousand or more totaling $500 thousand, which were due to mature within three months. At December 31, 2009, the Bank's comparable balance was $11.0 million. These balances represent certificates of deposit issued by the Bank to members. During 2010, many of these deposits matured and were not replaced by new deposits from members, resulting in the year-over-year decline.

Short-term Borrowings. For the table below, borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank's short-term borrowings at par.

	Consolidated Obligations - Discount Notes			Consolidated Obligations -Bonds with original maturities of one year or less
(dollars in millions)	2010	2009	2008	2010	2009	2008
Outstanding at the end of the period	$13,085.0	$10,208.9	$22,864.3	$517.0	$10,128.0	$12,590.0
Wtd. average rate at end of the period	0.17%	0.08%	0.90%	0.45%	0.79%	2.46%
Daily average outstanding for the period	$11,693.0	$14,127.3	$26,933.6	$3,136.2	$11,694.6	$8,789.8
Weighted average rate for the period	0.17%	0.30%	2.55%	0.67%	1.18%	2.68%
Highest outstanding at any month-end	$13,435.0	$22,864.3	$35,452.2	$9,889.7	$13,216.0	$12,850.0

Contractual Obligations. The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2010 at par.

(in millions)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	Thereafter
Consolidated obligations:
Bonds (1)	$30,783.1	$10,281.4	$9,406.2	$6,958.1	$4,137.4
Index amortizing notes (1)	2,922.8	70.0	984.5	1,199.5	668.8
Discount notes	13,085.0	13,085.0	—	—	—
Operating leases:
Premises	27.9	1.9	3.7	3.7	18.6
Equipment	0.2	0.1	0.1	—	—
Pension and postretirement contributions	9.5	5.3	1.3	0.9	2.0
Note:
(1) Specific bonds or notes incorporate features, such as calls or indices, which could cause redemption at different times than the stated maturity dates.

Commitments and Off-Balance Sheet Items. At December 31, 2010, the Bank was obligated to fund approximately $1.6 billion in additional advances, $21.8 million of mortgage loans and $10.1 billion in outstanding standby letters of credit, and to issue $165.0 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

In response to additional regulatory guidance issued in 2010, management revised its Asset Classification Policy. This change may result in certain MBS being assigned a higher level of credit risk for reasons beyond a credit rating below investment grade. These classifications do not figure explicitly into the current methodology employed to evaluate retained earnings adequacy. During 2010, management monitored capital adequacy, including the level of retained earnings, through evaluation of MV/CS as well as other risk metrics. Details regarding these metrics are discussed in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K. Management is presently revising the method for evaluating retained earnings adequacy including the addition of these investment grade securities that are adversely classified. Under this revised approach, all securities that are adversely classified, both investment grade and below investment grade, will be considered in the methodology.

The following table presents a rollforward of retained earnings for the years ended December 31, 2010, 2009 and 2008.

	Year Ended December 31,
(in millions)	2010	2009	2008
Balance, beginning of the period	$389.0	$170.5	296.3
Cumulative effect of adoption of the amended OTTI guidance	—	255.9	—
Net income (loss)	8.3	(37.4)	19.4
Dividends	—	—	(145.2)
Balance, end of the period	$397.3	$389.0	$170.5

Effective February 28, 2011, the Bank entered into a JCE Agreement with the other 11 FHLBanks, which provides for each FHLBank to establish an RRE Account. For additional details regarding the provisions of the JCEA, including termination of the agreement, dividend restriction period, anticipated capital plan amendment and other terms, see the 8-K filed by the Bank on March 1, 2011 incorporated by reference as Exhibit 10.15 in the Bank's 2010 Annual Report filed on this Form 10-K.

Other Financial Information

Selected Quarterly Financial Data

The following tables present the Bank's unaudited quarterly operating results for each quarter for the two years ended December 31, 2010 and 2009.

	2010
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$246.0	$245.5	$245.4	$237.8
Interest expense	187.0	186.4	194.8	173.2
Net interest income before provision (benefit) for credit losses	59.0	59.1	50.6	64.6
Provision (benefit) for credit losses	(0.1)	(1.3)	(1.3)	0.3
Net interest income after provision (benefit) for credit losses	59.1	60.4	51.9	64.3
Other income (loss):
Net OTTI losses	(27.6)	(110.7)	(7.0)	(13.1)
Net gains (losses) on derivatives and hedging activities	(4.6)	(8.0)	4.9	3.0
Net realized gains (losses) on AFS securities	—	(0.1)	8.4	—
Loss on extinguishment of debt	—	—	—	(12.3)
All other income	2.7	1.8	2.7	3.8
Total other income (loss)	(29.5)	(117.0)	9.0	(18.6)
Other expense	16.2	15.1	15.8	21.2
Income (loss) before assessments	13.4	(71.7)	45.1	24.5
Assessments	3.5	(3.5)	—	3.0
Net income (loss)	$9.9	$(68.2)	$45.1	$21.5
Earnings (loss) per share	$0.25	$(1.70)	$1.11	$0.53

	2009
(in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$477.8	$388.6	$313.5	$267.9
Interest expense	421.4	312.7	246.0	203.7
Net interest income before provision (benefit) for credit losses	56.4	75.9	67.5	64.2
Provision (benefit) for credit losses	0.4	1.1	1.4	(5.5)
Net interest income after provision (benefit) for credit losses	56.0	74.8	66.1	69.7
Other income (loss):
Net OTTI losses	(30.5)	(39.3)	(93.3)	(65.4)
Net gains (losses) on derivatives and hedging activities	(1.2)	12.4	(4.5)	5.3
Net realized losses on AFS securities	—	—	—	(2.2)
Net realized gains on HTM securities	—	—	—	1.8
Contingency reserve	(35.3)	—	—	—
All other income	2.6	2.5	4.5	2.9
Total other loss	(64.4)	(24.4)	(93.3)	(57.6)
Other expense	15.2	15.3	16.2	17.6
Income (loss) before assessments	(23.6)	35.1	(43.4)	(5.5)
Assessments	—	3.0	(3.0)	—
Net income (loss)	$(23.6)	$32.1	$(40.4)	$(5.5)
Earnings (loss) per share	$(0.59)	$0.80	$(1.01)	$(0.14)

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources as of December 31, 2010, which should be read in conjunction with Note 17 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K.

Liquidity and Funding.  Please refer to the presentation of the Bank’s liquidity and funding risk analysis in the “Liquidity and Funding Risk” section of Risk Management in Item 7. Management’s Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for details.

Capital Plan.  Under Finance Agency implementation of the Gramm-Leach-Bliley Act of 1999 (GLB Act), the Bank adopted and maintains a plan (Capital Plan). Since the adoption of the capital plan, two members have notified the Bank that they wanted to voluntarily withdraw from membership and redeem their capital stock. One of those two members is in receivership. The redemption of the other member's capital stock was complete as of December 31, 2010. In addition, two members were placed in receivership by the FDIC and their charters were dissolved. One member voluntarily dissolved its charter with the OTS. In total, eight members have been merged out of district; four of these former members continue to maintain a balance in mandatorily redeemable capital stock. The total amount of the pending stock redemptions was $34.2 million.

 In July 2010, the Bank implemented modifications to its Capital Plan. The amended Capital Plan replaced the unused borrowing capacity membership stock purchase requirement, which was calculated quarterly and when a member borrowed from the Bank, with an annual Membership Asset Value stock purchase requirement based on the member's prior December 31 call report data. This calculation is not affected by the amount the member borrows from the Bank. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. agency securities; U.S. agency MBS; non-agency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans; home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category and the resulting Membership Asset Value is determined by summing the products of the membership asset categories and the respective factor. The Membership Asset Value capital stock requirement range is from 0.05-1.00 percent. All members will be required to fully transition to the amended Capital Plan by the first Membership Asset Value re-calculation date of April 10, 2011. The range of the capital stock requirement on advances was expanded from 4.50-6.00 percent to 3.00-6.00 percent. The initial capital stock requirement under the amended

Capital Plan for advances was lowered from 4.75 percent to 4.60 percent. The range of the capital stock requirement on AMA loans (i.e., MPF loans) sold to the Bank and put on its balance sheet was expanded from 0.00-4.00 percent to 0.00-6.00 percent. The amended Capital Plan also introduced a new capital stock requirement on letters of credit. See the amended Capital Plan filed as Exhibit 4.1.1 to the Second Quarter 2010 quarterly report filed on Form 10-Q on August 9, 2010.

At December 31, 2010 and 2009, excess capital stock held by the Bank's stockholders totaled $1.9 billion and $1.2 billion, respectively. Under the amended Capital Plan, certain members did not have adequate capital stock. As noted above, these members have until April 2011 to fully transition to the new requirements.

The Bank's prior practice was to promptly repurchase the excess capital stock of its members upon their request (except with respect to directors' institutions during standard blackout periods). As previously discussed, the Bank had suspended excess capital stock repurchases on December 23, 2008. However, on October 29, 2010, the Bank repurchased approximately $200 million of excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding through October 28, 2010. In addition, the Bank repurchased approximately $200 million in excess capital stock on February 23, 2011. The amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding through February 22, 2011.

Decisions regarding any future repurchases of excess capital stock will be made on a quarterly basis. The Bank will continue to monitor the condition of its private label MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters. As long as it is not repurchasing all excess capital stock in accordance with prior practices, the Bank's capital and leverage ratios may be outside of normal operating ranges as evidenced by their levels through December 31, 2010.

Dividends.  The amount of dividends the Board determines to pay out, if any, is affected by, among other factors, the level of retained earnings. Dividends may be paid in either capital stock or cash; the Bank has historically paid cash dividends only. On December 23, 2008, the Bank announced its decision to voluntarily suspend payment of dividends until further notice. Bank management and the Board, as well as the Finance Agency, believe that the level of retained earnings with respect to the total balance of AOCI should be one of the considerations in assessing the Bank’s ability to resume paying a dividend.

Effective February 28, 2011, the Bank entered into a JCE Agreement with the other 11 FHLBanks, which provides for each FHLBank to establish an RRE Account. For additional details regarding the provisions of the JCEA, including termination of the agreement, dividend restriction period, anticipated capital plan amendment and other terms, see the 8-K filed by the Bank on March 1, 2011 incorporated by reference as Exhibit 10.15 in the Bank's 2010 Annual Report filed on this Form 10-K.

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

	December 31,
(in millions)	2010	2009	2008
Permanent capital:
Capital stock (1)	$4,021.1	$4,026.3	$3,986.4
Retained earnings	397.3	389.0	170.5
Total permanent capital	$4,418.4	$4,415.3	$4,156.9

RBC requirement:
Credit risk capital	$797.6	$943.7	$278.7
Market risk capital	448.7	1,230.8	2,739.1
Operations risk capital	373.9	652.4	905.3
Total RBC requirement	$1,620.2	$2,826.9	$3,923.1
Excess permanent capital over RBC requirements	$2,798.2	$1,588.4	$233.8
Note:
(1)Capital stock includes mandatorily redeemable capital stock.

The excess permanent capital over the RBC requirement has continued to increase since December 31, 2008. These increases were driven primarily by lower market risk capital requirements due to narrowing mortgage credit spreads, which are consistent with the increase in fair values of the Bank's private label MBS portfolio. In accordance with the Finance Agency's RBC regulations, when the Bank's market value of equity to book value of equity falls below 85 percent, the Bank is required to provide for additional market RBC.

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. On December 22, 2010, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended September 30, 2010. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2010.

Credit Risk Capital.  The Bank’s credit risk capital requirement is determined by adding together the credit risk capital charges computed for assets, off-balance sheet items, and derivative contracts based on the credit risk percentages assigned to each item as determined by the Finance Agency. In 2008, the credit risk capital component of the RBC requirement began to increase due to downgrades of private label MBS by the credit rating agencies. During 2009 , the Bank’s portfolio of private label MBS experienced numerous downgrades. The credit risk capital component assigns materially higher percentages for private label MBS that are rated “CCC” and lower. These downgrades resulted in a significantly higher credit risk capital requirement as of December 31, 2009. For information on the credit ratings of the private label MBS, see the “Credit and Counterparty Risk – Investments” discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

Market Risk Capital.  The Bank’s market risk capital requirement is determined by adding together the market value of the Bank’s portfolio at risk from movements in interest rates and the amount, if any, by which the Bank’s current market value of equity is less than 85 percent of the Bank’s book value of equity as of the measurement calculation date. The Bank calculates the market value of its portfolio at risk and the current market value of its total capital by using an internal market risk model that is subject to annual independent validation.

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

From the resulting simulated scenarios, the most severe deterioration in market value of capital is identified as that scenario associated with a probability of occurrence of not more than 1 percent (i.e., a 99 percent confidence interval). The hypothetical deterioration in market value of equity in this scenario, derived under the methodology described above, represents the market value risk component of the Bank’s regulatory RBC requirement.

 The market risk component decreased significantly in 2009 as private label MBS credit spreads reverted to levels below year-end 2008 and the corresponding increase in the Bank’s market value of equity far exceeded the additional market value sensitivity to interest rates associated with lower expected prepayments and extension of mortgage assets. The decline in the market risk component in 2010 was largely the result of additional increases in private label MBS prices as well as principal paydowns on the portfolio which increased the Bank’s market value of equity.

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

Potential Additional Capital Requirements. On March 3, 2011, the Finance Agency issued its final regulation authorizing the imposition of an additional temporary minimum capital requirement on an FHLBank. Factors that the Finance Agency may consider in imposing such a requirement include: (1) current or anticipated declines in the value of assets held by the FHLBank, the amounts of the FHLBank’s outstanding MBS and its ability to access liquidity and funding; (2) current or projected declines in the capital; (3) level of reserves or retained earnings; and (4) ratio of market value of equity to par value of capital stock. An increase in the Bank’s capital requirements due to the Finance Agency exercising its authority under this final rule may adversely impact the Bank’s ability to pay dividends, repurchase or redeem capital stock. See Legislative and Regulatory Developments in this Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for additional information on this final regulation.

Capital and Leverage Ratios

In addition to the requirements for RBC, the Finance Agency has mandated maintenance of certain capital and leverage ratios. The Bank must maintain total regulatory capital and leverage ratios of at least 4.0 percent and 5.0 percent of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. As a matter of policy, the Board has established an operating range for capitalization that calls for the capital ratio to be maintained between 4.08 percent and 5.0 percent. To enhance overall returns, it has been the Bank's practice to utilize leverage within this operating range when market conditions permit, while maintaining compliance with statutory, regulatory and Bank policy limits. The Bank exceeded all regulatory capital requirements at December 31, 2010.

(dollars in millions)	December 31, 2010	December 31, 2009
Capital Ratio
Minimum capital (4.0% of total assets)	$2,135.5	$2,611.6
Regulatory capital (permanent capital plus off-balance sheet credit reserves)	4,418.6	4,415.4
Total assets	53,386.7	65,290.9
Capital ratio (regulatory capital as a percent of total assets)	8.3%	6.8%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$2,669.3	$3,264.5
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus off-balance sheet credit reserves)	6,627.8	6,623.1
Leverage ratio (leverage capital as a percent of total assets)	12.4%	10.1%

As previously mentioned, the Bank's capital stock is owned by its members. The concentration of the Bank's capital stock is presented in the table below.

(dollars in millions)	December 31, 2010	December 31, 2009
Commercial banks	$2,192.2	$2,151.7
Thrifts	1,705.0	1,797.6
Credit unions	54.9	57.0
Insurance companies	34.8	11.7
Total GAAP capital stock	3,986.9	4,018.0
Mandatorily redeemable capital stock	34.2	8.3
Total capital stock	$4,021.1	$4,026.3

The composition of the Bank's membership by institution type is presented in the table below.

	December 31, 2010	December 31, 2009
Commercial banks	191	197
Thrifts	90	92
Credit unions	24	24
Insurance companies	3	3
Total	308	316

Critical Accounting Policies

The Bank's financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. The use of estimates, assumptions and judgments is necessary when financial assets and liabilities are required to be recorded/disclosed at, or adjusted to reflect, fair value. Assets and liabilities carried at fair value inherently result in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When such information is not available, valuation adjustments are estimated in good faith by management, primarily through the use of internal cash flow and other financial modeling techniques. The policies below, along with the disclosures presented in the other financial statement notes and in this financial review, provide, among other things, information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

The most significant accounting policies followed by the Bank are presented in Note 1 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements.

Other-Than-Temporary Impairment Assessments for Investment Securities. For debt securities, impairment is considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell the security), which occurs if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a credit loss).

The Bank evaluates outstanding AFS and HTM securities in an unrealized loss position (i.e., impaired securities) for OTTI on at least a quarterly basis. For its private label residential MBS, the Bank employs models or alternative procedures to determine the cash flows that it is likely to collect. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. A significant input to these models is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which are based upon an assessment of the various housing markets. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against likely losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment.

The modeling assumptions are developed through the FHLBank's OTTI Governance Committee (OTTI Governance Committee), which is responsible for reviewing and approving the key assumptions including interest rate and housing prices along with related modeling inputs and methodologies to be used to generate cash flow projections. The OTTI Governance Committee requires the FHLBanks to generate cash flow projections on a common platform. The Bank utilizes the FHLBank of Indianapolis to generate cash flow projections on its private label residential MBS classified as Prime and Alt-A (except for common CUSIPs, which are those held by two or more FHLBanks), the FHLBank of Chicago to generate cash flow projections on its private label residential MBS classified as subprime, and the FHLBank of San Francisco to generate cash flow projections on its common CUSIPs. The Bank performs its OTTI analysis on those securities that had monoline insurance in a manner consistent with other FHLBanks with similar instruments. For certain private label residential MBS where underlying loan level collateral data is not available, alternative procedures are used to assess these securities for OTTI, potentially including a cash flow test. Additionally, the OTTI Governance Committee requires the FHLBanks to perform OTTI analysis on sample securities to ensure that the OTTI analysis produces consistent results among the FHLBanks. If the Bank determines that a commonly owned security is other-than-temporarily impaired, the FHLBanks that jointly own the common security are required to consult with each other to arrive at the same financial results.

In each quarter during 2010, the Bank reviewed the FHLBank System-wide assumptions used in the OTTI process. Based on the results of this review, the Bank deemed the FHLBank System-wide assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Bank's conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

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

The Bank transfers investment securities from HTM to AFS when an OTTI credit loss has been recorded to increase its flexibility to sell the securities if management determines it is prudent to do so. The Bank believes that the credit loss constitutes evidence of a significant decline in the issuer's creditworthiness. The noncredit portion of any OTTI losses on securities classified as AFS is adjusted to fair value with an offsetting adjustment to the carrying value of the security. The fair value adjustment could increase or decrease the carrying value of the security.

In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the OTTI at an amount equal to the previous amortized cost basis less the credit-related OTTI recognized in earnings. In future period's OTTI evaluation, if the present value of cash flows expected to be collected is less than the amortized cost basis, an additional OTTI is recorded. If the present value of cash flows expected to be collected is greater than amortized cost by a significant amount, the Bank adjusts the accretable yield on a prospective basis. Therefore, the Bank recognizes improvements in securities through interest income. See Note 7 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K for further discussion.

Fair Value Calculations and Methodologies.  The Bank carries certain assets and liabilities, including investments classified as AFS and trading, and all derivatives on the Statement of Condition at fair value. The Bank also provides certain fair value based disclosures, including the methods and significant assumptions used to estimate those fair values. “Fair value” is the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (December 31, 2010 in this instance). If there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value. Determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. The determination of fair value by the Bank is made for the particular asset or liability and considers that the transaction occurs in the principal market by market participants.

Fair values are based on quoted market prices, if such prices are available. If quoted market prices are not available, fair values are determined using a modified matrix pricing approach or are based on valuation models that use either:

•	discounted cash flows, using market estimates of interest rates and volatility; or

•	dealer prices on similar instruments.

Pricing models and their underlying assumptions are based on the best estimates of management with respect to:

•	discount rates;

•	prepayments;

•	market volatility; and

•	other factors.

These assumptions may have a significant effect on the reported fair values of assets and liabilities, including derivatives, and the income and expense related thereto. The use of different assumptions, as well as changes in market conditions, could result in materially different net income and retained earnings. With respect to those fair values that are based on valuation models, the Bank regularly validates the models used to generate the fair values. Such model validations are generally performed by third-party specialists and are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models.

The Bank's methodology for estimating the fair value of MBS was developed by the MBS Pricing Governance Committee which was established by the FHLBank System to achieve consistent MBS prices across the FHLBank System. The methodology has the Bank request prices for all MBS from four specific third-party vendors, and, selects the median price.  The methodology also incorporates variance thresholds to assist in identifying median prices that may require further review. In certain limited instances (i.e., prices are outside of variance thresholds or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant facts and circumstances that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. In using this common methodology, each FHLBank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.

The Bank categorizes financial instruments carried at fair value into a three-level hierarchy. The valuation hierarchy is based upon the transparency (the observability) of inputs to the valuation of an asset or liability as of the measurement date. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Bank's own assumptions that it believes market participants would use. In general, the Bank utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. However, as markets continue to remain illiquid, the Bank may utilize more unobservable inputs if they better reflect market value. With respect to the Bank's private label MBS, the Bank concluded that overall, the inputs used to determine fair value are unobservable (i.e., Level 3). As noted above, the Bank uses third-party pricing services to determine fair value. The Bank does not receive the actual inputs used by each third-party due to the proprietary nature of the information. However, the Bank has obtained a general understanding of the process and inputs used by the third parties. Therefore, the Bank has sufficient information to conclude Level 3 is appropriate based on its knowledge of the dislocation of the private label MBS market and the distribution of prices received from the four third-party pricing services which is generally wider than would be expected if observable inputs were used. The Bank has verified that the third-party pricing services do not use distressed sales to determine the fair value of its private label MBS. See Note 20 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K for further discussion.

Accounting for Derivatives. The Bank regularly uses derivative instruments as part of its risk management activities to protect the value of certain assets, liabilities and future cash flows against adverse interest rate movements. The accounting for derivatives is considered critical because such transactions are subject to complex accounting rules and because derivative and hedge accounting related valuations are based on techniques that involve the use of highly subjective assumptions.

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

The Bank is subject to credit risk in derivative transactions due to potential nonperformance by the derivative counterparties. The Bank evaluates the potential for the fair value of the derivative instruments to be impacted by changes in its own creditworthiness and the creditworthiness of the derivative counterparties after consideration of legally enforceable risk mitigation agreements, which include negotiated terms that are favorable to the Bank. For example, the Bank requires collateral agreements on all nonmember derivative instrument contracts under which collateral must be posted against exposure over an unsecured threshold amount. In addition, the Bank has entered into master-netting and bilateral security agreements with all active derivative counterparties that provide for delivery of collateral (cash or securities) at specified levels tied to individual counterparty credit ratings as reported by the credit rating agencies. Due in part to the credit risk mitigation provided by the agreements noted above and the Bank's continued AAA credit rating, the Bank has determined that the impact of credit risk on the fair value of derivatives is insignificant and no adjustments are necessary.

Generally, the Bank strives to use derivatives when doing so is likely to provide a cost-effective means to mitigate the interest rate risk inherent in its business. The most common objectives of hedging with derivatives include: (1) preserving an interest spread between the yield of an asset and the cost of a supporting liability of mismatched maturity; (2) mitigating the adverse earnings effects resulting from the potential prepayment or extension of certain assets and liabilities; and (3) protecting the value of existing asset or liability positions or of anticipated transactions. Much of the Bank's hedging activity is directed toward reducing interest rate risk and basis risk from loans and supporting debt. Historically, the Bank has used structured debt to create low-cost funding, which is used primarily to provide more attractively priced loans to the Bank's members. Derivatives are also used to hedge loans with specialized embedded pricing features, customized to meet individual member funding needs and/or to reduce member borrowing costs.

The Bank's policy remains consistent with Finance Agency regulation, which is to use derivative instruments only to reduce the market risk exposures inherent in the otherwise unhedged asset and funding positions of the Bank. When doing so represents the most cost-efficient strategy and can be achieved while minimizing adverse earnings effects, management intends to continue utilizing derivative instruments as a means to reduce the Bank's exposure to changes in market interest rates, as appropriate. See Notes 1 and 11 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K for further discussion.

Advances and Related Allowance for Credit Losses. Advances represented 55.6 percent and 63.1 percent of total assets as of December 31, 2010 and 2009, respectively. The Statement of Condition presents advances, net of unearned commitment fees and discounts. Amortization of such fees and discounts is calculated using the interest method and is reflected as a component of interest income. Since its establishment in 1932, the Bank has never experienced a loan loss on advances. Further, management does not anticipate loan losses on any loans currently outstanding to members. The Bank is required by statute to obtain sufficient collateral on advances to protect against losses and to accept as collateral on member loans only high quality investment securities, residential mortgage loans, deposits in the Bank, and other real estate-related and Community Financial Institution assets. The Bank continues to have rights to mortgage loans and/or securities as collateral on a member-by-member basis with an estimated net realizable value in excess of the outstanding advances of each individual borrower. Accordingly, there is no allowance for credit losses for advances.

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

Accounting for Premiums/Discounts and Basis Adjustments on Advances, Mortgage Loans and MBS. Typically, the Bank purchases mortgage loans and MBS at amounts that are different than the contractual note amount. The difference between the purchase price and the contractual note amount establishes a premium or discount. The Bank also receives or incurs various mortgage related fees. Mortgage loans and MBS are reported on the Statement of Condition at their principal amount outstanding net of deferred loan fees and premiums or discounts. Bank policy requires the amortization or accretion of these purchased premiums or purchased discounts to interest income using the contractual method, which produces a constant effective yield over the contractual life, which represents the stated maturity. Management prefers the contractual method to maturity because the income effects of the amortization or accretion are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs. Also, this method tracks the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior. Premiums and discounts on MBS that are determined to be OTTI are not accounted for in accordance with this policy, but with the Bank's accounting for other-than-temporarily impaired investments above. Basis adjustments (BA's) are accreted or amortized over the remaining lives of the advances or debt using the contractual method. Examples of events that may cause BAs include the termination of a fair value hedging relationship and prepayment fees associated with a minor modification of an advance.

Allowance for Credit Losses on Banking on Business Loans. The allowance for credit losses for the Banking on Business (BOB) program is based on the portfolio's characteristics. Both probability of default and loss given default are determined and used to estimate the allowance for credit losses. Loss given default is considered to be 100 percent due to the fact that the BOB program has no collateral or credit enhancement requirements. Probability of default is based on default statistics from the NRSROs for speculative grade corporate debt issuers and trends in Gross Domestic Product. Refer to further discussion regarding the allowance for credit losses on BOB loans in Notes 1 and 10 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio. The Bank bases the allowance for credit losses on management's estimate of loan losses inherent in the Bank's mortgage loan portfolio as of the balance sheet date taking into consideration, among other things, the Bank's exposure within the first loss account. The Bank performs periodic reviews of its portfolio to identify the losses inherent within the portfolio and to determine the likelihood of collection of the portfolio. The overall allowance is determined based on historical default rates and/or loss percentages for similar loans in the MPF program, loan portfolio characteristics, collateral valuations, industry data, and prevailing economic conditions. Refer to further discussion regarding the allowance for credit losses on mortgage loans held for portfolio in Notes 1 and 10 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K.

Future REFCORP Payments. The Bank's financial statements do not include a liability for the Bank's statutorily mandated future REFCORP payments. In the aggregate, the FHLBanks are required to fund a $300 million annual annuity whose final maturity date is April 15, 2030. The ultimate liability of the Bank is dependent on its own profitability and that of the other FHLBanks. The Bank pays 20 percent of its net earnings (after its AHP obligation) to support the payment of part of the interest on the bonds issued by REFCORP and, as such, the Bank is unable to estimate reasonably its future payments as would be required to recognize this future obligation as a liability on its Statement of Condition. Accordingly, the Bank discloses the REFCORP obligation as a long-term statutory payment requirement and treats it in a manner similar to the typical treatment of income tax expense for accounting purposes under GAAP, by recording it as an expense in the period in which the related net earnings are accrued. However, as of December 31, 2010, the Bank estimates that it will satisfy its REFCORP obligation during 2011.

The Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in the fourth quarter of 2008. The Bank has recorded the overpayment as a prepaid asset. The Bank has been instructed by the U.S. Treasury that it can utilize the overpayment to offset future REFCORP assessments over an indefinite period of time. If the Bank is unable to exhaust the overpayment at the time the FHLBank System has fully satisfied its REFCORP obligation, the U.S. Treasury will implement a procedure so that the Bank will be able to collect the remaining prepaid REFCORP assessment. Further discussion is provided in Note 16 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K.

The Bank did not implement any material changes to its accounting policies or estimates for the year ended December 31, 2010.

Recently Issued Accounting Standards and Interpretations. The FASB has proposed Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities Exposure Draft (FI ED). Although only proposed at this time, if approved the FI ED is expected to have a material impact on the Bank's Statements of Operations, Condition, and Changes in Capital. In addition, the FI ED, as proposed, is expected to significantly change all of the Bank's Critical Accounting Policies except for Guarantees and Consolidated Obligations and Future REFCORP Payments. At this time, the Bank is continuing to monitor the FI ED's status.

See Note 2 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K for a discussion of recent accounting pronouncements that are relevant to the Bank's businesses.

Legislative and Regulatory Developments

The legislative and regulatory environment for the Bank has been one of profound change during the period covered by this report, the most notable of which was the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) on July 21, 2010. Further, the issuance of several proposed and final regulations from the Finance Agency as well as from non-FHLBank financial regulators, such as the FDIC, added to the climate of rapid regulatory change. The Bank expects 2011 to involve additional, significant legislative and regulatory changes as regulations are issued to implement the Dodd-Frank Act and as proposals for GSE housing reform are introduced.

Dodd-Frank Act. The Dodd-Frank Act, among other things: (1) creates an interagency oversight council (the Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau. Although the FHLBanks were exempted from several notable provisions of the Dodd-Frank Act, the FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing-finance mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full impact of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

New Requirements for the FHLBanks' Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those used by the FHLBanks to hedge their interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. These cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly and less attractive as risk management tools for the FHLBanks.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the FHLBanks expect to continue to enter into uncleared trades on a bilateral basis, those trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Any of these margin and capital requirements could adversely affect the liquidity and pricing of certain uncleared derivative transactions entered into by the FHLBanks, making uncleared trades more costly and less attractive as risk management tools for the FHLBanks.
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants” with the Commodity Futures Trading Commission (CFTC) and/or the SEC. Based on the definition in the proposed rules jointly issued by the CFTC and SEC, it seems unlikely that the FHLBanks will be required to register as a major swap participant, although this remains a possibility. It also seems unlikely that the FHLBanks will be required to register as a swap dealer for the derivative transactions that each of them enter into with dealer counterparties for the purpose of hedging and managing its interest- rate risk, which constitute the great majority of the FHLBanks' derivative transactions. However, based on the proposed rules, it is possible that an FHLBank could be required to register with the CFTC as a swap dealer based on the intermediated “swaps” that it enters into with its members.
It is also unclear how the final rule will treat the embedded derivatives in advances to FHLBank members, such as caps and floors. The scope of the term “swap” in the Dodd-Frank Act has not yet been addressed in proposed rules. Accordingly, it is not known at this time whether certain transactions between any of the FHLBanks and its member customers will be treated as “swaps.” Depending on how the terms “swap” and “swap dealer” are finally defined in the rules, the FHLBanks may be faced with the business decision of whether to continue to offer “swaps” to member customers if those transactions would require an FHLBank to register as swap dealer.
Designation as a swap dealer would subject the Bank to significant additional regulation and cost, including without limitation registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer, the proposed rule would permit that Bank to apply to the CFTC to limit such designation to those specified activities as to which that Bank is acting as a swap dealer. Thus, the hedging activities of an FHLBank may not be subject to the full requirements that are generally imposed on traditional swap dealers.
The CFTC has issued an advance notice of proposed rulemaking which includes four possible models for the segregation of collateral posted to a clearinghouse in connection with cleared swaps. The Bank may be adversely affected if a final rule is issued which places the Bank's required posted collateral at a greater risk of loss in the clearinghouse structure than under the current over-the-counter market structure.

The FHLBanks are actively participating in the development of the regulations under the Dodd-Frank Act by formally commenting to the regulators regarding a variety of the rulemakings that could affect the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act will become effective until the latter half of 2011 and delays beyond that time are possible.

Federal Reserve Board Proposed Rule on Regulatory Oversight of Non-bank Financial Companies. On February 11, 2011, the Federal Reserve Board issued a proposed rule that would define certain key terms to determine which non-bank financial companies will be subject to the Federal Reserve's regulatory oversight. The proposed rule provides that a company is “predominantly engaged in financial activities” if:

•	the annual gross financial revenue of the company represents 85 percent or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's total financial assets represent 85 percent or more of the company's total assets as of the end of either of its two most recently completed fiscal years.
Comments on this proposed rule are due by March 30, 2011.

The FHLBank would be predominantly engaged in financial activities under either prong of the proposed test. In pertinent part to the Bank, the proposed rule also defines “significant non-bank financial company” to mean a non-bank financial company that had $50 billion or more in total assets as of the end of its most recently completed fiscal year. If an individual FHLBank is determined to be a non-bank financial company subject to the Federal Reserve's regulatory oversight, then that FHLBank's operations and business may be adversely affected by such oversight.

Oversight Council Notice of Proposed Rulemaking on Authority to Supervise and Regulate Certain Non-bank Financial Companies. On January 26, 2011, the Oversight Council issued a proposed rule that would implement the Oversight Council's authority to subject non-bank financial companies to the supervision of the Federal Reserve Board and certain prudential standards. The proposed rule defines “non-bank financial company” broadly enough to likely cover the FHLBanks. Also, under the proposed rule, the Oversight Council will consider certain factors in determining whether to subject a non-bank financial company to supervision and prudential standards. Some factors identified include: the availability of substitutes for the financial services and products the entity provides as well as the entity's size; interconnectedness with other financial firms: leverage, liquidity risk; and maturity mismatch and existing regulatory scrutiny. If one or more of the FHLBanks are determined to be non-bank financial companies subject to the Oversight Council's regulatory requirements, then the FHLBanks' operations and business are likely to be affected. Comments on this proposed rule were due by February 25, 2011.

Oversight Council Recommendations on Implementing the Volcker Rule. In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If the FHLBanks are subject to the Volcker Rule, then each FHLBanks may be subject to additional limitations on the composition of its investment portfolio beyond Finance Agency regulations. These limitations may potentially result in less profitable investment alternatives. Further, complying with related regulatory requirements would be likely to increase the FHLBanks' regulatory burden and incremental costs. The FHLBank System's consolidated obligations generally are exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.

FDIC Final Rule on Assessment System.  On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC-insured financial institutions.  The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments.  Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity.  Once this rule takes effect on April 1, 2011, FHLBank advances will be included in their members' assessment base.  The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances, in excess of 25 percent of an institution's domestic deposits because these are now part of the assessment base.  This rule may negatively affect demand for FHLBank advances to the extent that these assessments increase the cost of advances for some members.

FDIC Interim Final Rule on Dodd-Frank Orderly Liquidation Resolution Authority. On January 25, 2011, the FDIC issued an interim final rule on how the FDIC would treat certain creditor claims under the new orderly liquidation authority established by the Dodd-Frank Act. The Dodd-Frank Act provides for the appointment of the FDIC as receiver for a financial company, not including FDIC-insured depository institutions, in instances where the failure of the company and its liquidation under other insolvency procedures (such as bankruptcy) would pose a significant risk to the financial stability of the United States.  The interim final rule provides, among other things:

•	a valuation standard for collateral on secured claims;

•	that all unsecured creditors must expect to absorb losses in any liquidation and that secured creditors will only be protected to the extent of the fair value of their collateral;

•	a clarification of the treatment for contingent claims; and

•	that secured obligations collateralized with U.S. government obligations will be valued at fair market value.

The interim final rule may affect the resolution of the Bank's investment and derivative counterparties in the event of their insolvency. Comments on this interim final rule are due by March 28, 2011.

FDIC Final Rule on Unlimited Deposit Insurance for Non-Interest-Bearing Transaction Accounts. On November 15, 2010, the FDIC issued a final rule providing for unlimited deposit insurance for non-interest-bearing transaction accounts from December 31, 2010 until January 1, 2013. Deposits are a source of liquidity for FHLBank members, and a rise in deposits, which may occur as a result of the FDIC's unlimited support of non-interest-bearing transaction accounts, tends to weaken member demand for FHLBank advances.

Finance Agency Regulatory Actions

Finance Agency Final Rule on Restructuring the Office of Finance. On May 3, 2010, the Finance Agency issued a final regulation restructuring the Office of Finance's board of directors which became effective on June 2, 2010. Among other things, the regulation: (1) increased the size of the board such that it is now comprised of the twelve FHLBank presidents and five independent directors; (2) created an independent audit committee; (3) provided for the creation of other committees; (4) set a method for electing independent directors along with setting qualifications for these directors; and (5) provided that the method of funding the Office of Finance and allocating its expenses among the FHLBanks shall be as determined by policies adopted by the board of directors. The audit committee may only be comprised of the five independent directors and has been charged with oversight of greater consistency in accounting policies and procedures among the FHLBanks.

Finance Agency Final Rule on Reporting Fraudulent Financial Instruments and Loans. On January 27, 2010, the Finance Agency issued a final regulation, which became effective on February 26, 2010, requiring the FHLBanks to report to the Finance Agency any such entity's purchase or sale of fraudulent financial instruments or loans, or financial instruments or loans such entity suspects are possibly fraudulent. The regulation imposes requirements on the timeframe, format, document retention, and nondisclosure obligations for reporting fraud or possible fraud to the Finance Agency. The Bank is also required to establish and maintain adequate internal controls, policies, procedures, and an operational training program to discover and report fraud or possible fraud. The adopting release provides that the regulation will apply to all of the Bank's programs and products. Given such a scope, it potentially creates significant investigatory and reporting obligations for the Bank. The adopting release for the regulation provides that the Finance Agency will issue certain guidance specifying the investigatory and reporting obligations under the regulation. However, such guidance has not yet been issued. The Bank will be in a position to assess the significance of the reporting obligations once the Finance Agency has issued the guidance.

Finance Agency Final Rule on the Office of Minority and Women Inclusion. The Finance Agency issued a final rule which became effective January 27, 2011, requiring the FHLBanks to promote diversity and the inclusion of women, minorities and individuals with disabilities in all activities. The rule requires, among other things, each FHLBank to either establish an Office of Minority and Women Inclusion or designate an office to be responsible for carrying out this rule's requirements at every level of the organization including management, employment and contracting. Additionally, the rule requires the Bank to make certain periodic reports on its compliance with the rule to the Director of the Finance Agency (the Director). The Bank expects that complying with the rule will increase the Bank's regulatory burden with attendant incremental costs but cannot establish any meaningful projections yet regarding such costs as it continues to develop strategies to comply with the rule.

Finance Agency Final Rule on FHLBank Directors' Eligibility, Elections, Compensation and Expenses. On April 5, 2010, the Finance Agency issued a final rule on FHLBank director elections, compensation, and expenses. Regarding elections, the final regulation changes the process by which FHLBank directors are chosen after a directorship is re-designated to a new state prior to the end of the term as a result of the annual designation of FHLBank directorships. Specifically, the re-designation causes the original directorship to terminate at the end of the calendar year and creates a new directorship that will be filled by an election of the members. Regarding compensation, the final rule, among other things: allows FHLBanks to pay directors reasonable compensation and reimburse necessary expenses; requires FHLBanks to adopt a written compensation and reimbursement of expenses plan; prescribes certain related reporting requirements; and prohibits payments to FHLBank directors who regularly fail to attend board or committee meetings.

Finance Agency Final Rule on the Use of Community Development Loans by CFIs to Secure Advances and Secured Lending to FHLBank Members and Their Affiliates. On December 9, 2010, the Finance Agency issued a final rule that, among other things:

•	provides the Bank regulatory authority to accept/receive community development loans as collateral for advances from CFIs that are members, subject to other regulatory requirements; and

•
codifies the Finance Agency's position that secured lending to a member by an FHLBank in any form is an “advance” and therefore subject to all requirements applicable to an advance, including stock investment requirements.

However, the final rule provides that derivatives activities are not advances and does not include a prohibition on secured transactions with members' affiliates, as was initially proposed. This latter prohibition would have precluded the Bank from entering into many of the repurchase transactions that it currently enters for liquidity and investment purposes.

Finance Agency Final Regulation on Temporary Increases in Minimum Capital Levels. On March 3, 2011, the Finance Agency issued a final regulation effective April 4, 2011 authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director of the Finance Agency determines that the current level is insufficient to address such FHLBank’s risks. The regulation provides the factors that the Director of the Finance Agency may consider in making this determination including such FHLBank’s:

•	current or anticipated declines in the value of assets held by it;

•	its ability to access liquidity and funding;

•	credit, market, operational and other risks;

•	current or projected declines in its capital;

•	material non-compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	levels of retained earnings;

•	initiatives, operations, products or practices that entail heightened risk;

•	the MV/CS ratio; and/or

•	other conditions as notified by the Director.

The final regulation provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months. Should the Bank be required to increase its minimum capital level, the Bank may require additional stock purchases from its members and/or lower or suspend dividend payments to increase retained earnings to satisfy such increase. Alternatively, the Bank could try to satisfy the increased requirement by disposing of assets to lower the size of its balance sheet relative to its total outstanding stock, which disposal may adversely impact the Bank’s results of operations and ability to satisfy its mission.

Advanced Notice of Proposed Rulemaking Regarding FHLBank Members. On December 27, 2010, the Finance Agency issued an advance notice of proposed rulemaking with a comment deadline of March 28, 2011 which notice provides that the Finance Agency is reviewing its regulations on FHLBank membership to ensure such regulations are consistent with maintaining a nexus between FHLBank membership and the housing and community development mission of the FHLBanks. The notice provides certain alternatives designed to strengthen that nexus including, among other things:

•	requiring compliance with membership standards on a continuous basis rather than only at the time of admission to membership; and

•	creating additional quantifiable standards for membership.

The Bank's results of operations may be adversely impacted should the Finance Agency ultimately issue a regulation that excludes prospective institutions from becoming Bank members or precludes existing members from continuing as Bank members due to the reduced business opportunities that would result.

Advanced Notice of Proposed Rulemaking-Use of NRSRO Credit Ratings. On January 31, 2011, the Finance Agency issued an advance notice of proposed rule that would implement a provision in Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks, including risk-based capital requirements, prudential requirements, investments and consolidated obligations. Comments on this advance notice of rulemaking were due on March 17, 2011.

Private Transfer Fee Covenants Proposed Rule. On February 8, 2011, the Finance Agency issued a proposed rule that would restrict the FHLBanks from acquiring, or taking security interests in, mortgages on properties encumbered by certain private transfer fee covenants and related securities. The proposed rule prohibits the FHLBanks from purchasing or investing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages or securities backed by the income stream from such covenants, unless such covenants are excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay a private transfer fee to a homeowner association, condominium, cooperative or certain other tax-exempt organizations that use the private transfer fees for the direct benefit of the property. The proposed rule also prohibits the FHLBanks from accepting such mortgages or securities as collateral unless such covenants are excepted transfer fee covenants. Pursuant to the proposed rule, the foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The FHLBanks would be required to comply with the regulation within 120 days of the publication of the final rule. Comments on the proposed rule are due by April 11, 2011.
Finance Agency Proposed Rule on Voluntary FHLBank Mergers. On November 26, 2010, the Finance Agency issued a proposed rule with a comment deadline of January 25, 2011 that would establish the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Pursuant to the proposed rule, two or more FHLBanks may merge provided:

•	such FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement;

•	such FHLBanks have jointly filed a merger application with the Finance Agency to obtain the approval of the Director;

•	the Director has granted preliminary approval of the merger;

•	the members of each such FHLBank ratify the merger agreement; and

•	the Director has granted final approval of the merger agreement.

FHLBank Liabilities. On November 8, 2010, the Finance Agency issued a proposed rule that would, among other things:

•
reorganize and re-adopt Finance Board regulations dealing with consolidated obligations, as well as related regulations addressing other authorized FHLBank liabilities and book entry procedures for consolidated obligations;

•	implement recent statutory amendments that removed authority from the Finance Agency to issue consolidated obligations;

•
specify that the FHLBanks issue consolidated obligations that are the joint and several obligations of the FHLBanks as provided for in the statute rather than as joint and several obligations of the FHLBanks as provided for in the current regulation; and

•	provide that consolidated obligations are issued under Section 11(c) of the FHLBank Act rather than under Section 11(a) of the FHLBank Act.

The adoption of the proposed rule would not have any adverse effect on the FHLBanks' joint and several liability for the principal and interest payments on consolidated obligations. Comments on this proposed rule were due by January 7, 2011.

Finance Agency Proposed Rule on Conservatorship and Receivership. On July 9, 2010, the Finance Agency issued a proposed rule with a comment deadline of September 7, 2010 that would set forth the basic authorities of the Finance Agency when acting as conservator or receiver for any of the entities it regulates, including the FHLBanks and the Office of Finance. The basic authorities set forth in the proposed rule include the authority to enforce and repudiate contracts, establish procedures for conservators and receivers and priorities of claims for contract parties and other claimants, and address whether and to what extent claims by current and former holders of equity interests in the regulated entities will be paid.

Finance Agency Proposed Rule on Rules of Practice and Procedure for Enforcement Proceedings. On August 12, 2010, the Finance Agency issued a proposed rule with a comment deadline of October 12, 2010, that would amend existing regulations implementing stronger Finance Agency enforcement powers and procedures if adopted as proposed.

Finance Agency Proposed Rule on FHLBank Investments. On May 4, 2010, the Finance Agency issued a proposed regulation with a comment deadline of July 6, 2010 that, among other things, requests comment on whether additional limitations on an FHLBank's MBS investments, including its private-label MBS investments, should be adopted as part of a final regulation and whether, for private-label MBS investments, such limitations should be based on an FHLBank's level of retained earnings.

Additional Developments

GSE Housing Reform. On February 11, 2011, the U.S Departments of the Treasury and the Housing and Urban Development issued jointly a report to Congress on Reforming America's Housing Finance Market. The report's primary focus is on providing options for the long-term structure of housing finance involving Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work, in consultation with the FHFA and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time.

Although the FHLBanks are not the primary focus of this report, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report sets forth the following possible reforms for the FHLBank System, which would:

•	focus the FHLBanks on small- and medium-sized financial institutions;

•	restrict membership by allowing each institution eligible for membership to be an active member in only a single FHLBank;

•	limit the level of outstanding advances to individual members; and

•	reduce FHLBank investment portfolios and their composition, focusing FHLBanks on providing liquidity for insured depository institutions.

If housing GSE reform legislation is enacted incorporating these requirements, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority.

The report also supports exploring additional means to provide funding to housing lenders, including potentially the development of a covered bond market. A developed covered bond market could compete with FHLBank advances.

Additionally, the report sets forth various reforms for Fannie Mae and Freddie Mac, each of which would ultimately wind down those entities.  The FHLBanks have traditionally allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities.  Accordingly, FHLBank investment strategies would likely be affected by winding down those entities.  To the extent that Fannie Mae and Freddie Mac wind down or limit the amount of mortgages they purchase, FHLBank members may determine to increase their mortgage loans held in portfolio which could potentially increase demand for FHLBank advances. The potential effect of GSE reform on the government agency debt market is unknown at this time. In any case, the effect of housing GSE reform on the FHLBanks will depend on the content of legislation that is enacted to implement housing GSE reform.

Expiry of Authority to Issue Tax-Exempt Letters of Credit. The Bank's authority to issue letters of credit to support non-housing- related tax-exempt state and local bond issuances on behalf of members expired on December 31, 2010 in accordance with the Housing and Economic Recovery Act of 2008. During 2010, such letters of credit contributed $872 thousand in net income.

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (the Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new regime will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. While it is uncertain how the new capital regime or other standards being developed by the Basel Committee, such as liquidity standards, will be implemented by the U.S. regulatory authorities, the new regime could require some of our members to divest assets in order to comply with the more stringent capital requirements, thereby tending to decrease their need for advances. Likewise, any new liquidity requirements may also adversely affect member demand for advances and/or investor demand for consolidated obligations.

SEC Final Rule on Money Market Reform. On March 4, 2010, the SEC issued a final rule, amending the rules governing money market funds under the Investment Company Act. These amendments have resulted in certain tightened liquidity requirements, such as: (1) maintaining certain financial instruments for short-term liquidity; (2) reducing the maximum weighted-average maturity of portfolio holdings; and (3) improving the quality of portfolio holdings. The final rule includes overnight FHLBank discount notes in the definition of “daily liquid assets” and “weekly liquid assets” and will encompass FHLBank discount notes with remaining maturities of up to 60 days in the definition of “weekly liquid assets.” The final rule's requirements became effective on May 5, 2010 unless another compliance date is specified (e.g., daily and weekly liquidity requirements became effective on May 28, 2010). This final rule had little impact on the market for FHLBank discount notes.

Risk Management

The Bank employs a corporate governance and internal control framework designed to support the effective management of the Bank's business activities and the related inherent risks. As part of this framework, the Bank's Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and reapproved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Agency regulations consistent with the Bank's risk profile. The risk profile was established by the Board of Directors, and other applicable guidelines in connection with the Bank's Capital Plan and overall risk management. For more detailed information, see the Risk Management section in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on Form 10-K.

During 2010, the economic crisis came off its 2008 lows, longer-term rates declined and mortgage spreads narrowed. Debt spreads displayed substantially less volatility than in the past few years. Access to the longer-term debt and callable markets was vastly improved and did not limit the Bank's risk management activities. However, high levels of delinquency and foreclosure rates, high unemployment rate and weak job growth continue to be factors in the decline for the Bank's members' demand for new advances. The Bank is heavily dependent on the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. The Bank's member collateral policies, practices and secured status are discussed in more detail below as well as in Item 1. Business in the Bank's 2010 Annual Report filed on this Form 10-K. Additionally, the Bank has outstanding credit exposures related to the MPF Program and investments in private label MBS, which are affected by the continuing mortgage market deterioration. All of these risk exposures are continually monitored and are discussed in more detail in the following sections.

For further information regarding the financial and residential markets in 2010, see the Executive Summary in this Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

Risk Governance

The Bank's lending, investment and funding activities and use of derivative hedging instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in the Bank's 2010 Annual Report filed on this Form 10-K. The Bank's risks are affected by current and projected financial and residential market trends, which are discussed in the Executive Summary in this Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

The Bank has enhanced its risk management practices and infrastructure. This included addressing the following: (1) risk governance; (2) risk appetite; (3) risk measurement and assessment; (4) risk reporting and communication; and (5) top risks and emerging risks. First, improvements to the Bank's policies and committee structures provide better governance over the risk management process. Second, the Bank risk appetite is integrated with the strategic plan and reinforced through management incentives. Third, all existing and potential risk measures have been reviewed to enhance market, credit, operating and business risk metrics and identify key risk indicators in each risk area. Fourth, the Bank has developed an enhanced risk reporting system that has strengthened management and Board oversight of risk and provided a clear understanding of risk issues facing the Bank. Lastly, management and the Board are actively engaged in surveying and assessing top risks and emerging risks. Top risks are existing, material risks the Bank faces; these are regularly reviewed and reconsidered to determine appropriate management attention and focus. Emerging risks are those risks that are new or evolving forms of existing risks; once identified, potential action plans are considered based on probability and severity. A strong and dynamic risk management process is intended to serve as a base for building member value in the cooperative.

The Bank's Board and its committees have adopted a comprehensive risk governance framework to oversee the risk management process and manage the Bank's risk exposures which recognizes primary risk ownership and management by the Bank's business units. The focus of the Finance and Risk Management (FARM) Committee of the Board is balance sheet management and market and funding risk management issues. The FARM Committee also has responsibility for certain credit and collateral risks and is informed by regular and comprehensive reports covering all significant risk types. Effective January 1, 2011, the Member Products and Services Committee of the Board assumed responsibility for credit and collateral monitoring from FARM. The Audit Committee has responsibility for monitoring certain operating and business risks and also receives regular reports on control issues of significance and the quarterly allowance for credit loss reports. From time to time, ad hoc committees of the Board may be created to study and report on key risk issues facing the Bank. All Board committees also receive reports and training dealing in more depth with specific risk issues relevant to the Bank. Additionally, the Bank conducts an annual Bank-wide risk self-assessment which is presented at a joint FARM/Audit Committee meeting and approved by the full Board.

As a key part of this risk governance framework, the Bank's Board has adopted a Member Products Policy and a Risk Governance Policy, which are reviewed regularly and re-approved at least annually. The Member Products Policy, which applies to products offered to members and housing associates, addresses the credit risk of secured credit by establishing credit underwriting criteria, appropriate collateralization levels and collateral valuation methodologies. The Risk Governance Policy establishes risk limits for the Bank in accordance with the risk profile established by the Board, Finance Agency regulations, and other applicable guidelines in connection with the Bank's capital plan and overall risk management framework. The magnitude of the risk limits reflects the Bank's risk appetite given the market environment, the business strategy and the financial resources available to absorb potential losses. In connection with the completion of various market risk analyses undertaken by management during the year, adjustments were made to the Board-approved risk appetite and included in the Risk Governance Policy approved December 16, 2010. All breaches of any risk limits are reported in a timely manner to the Board and senior management and the affected business unit must take appropriate action, as applicable, to reduce affected positions.

The risk governance framework also includes supplemental risk management Bank policies and procedures that are reviewed on an ongoing basis to assure that they provide effective governance of the Bank's risk-taking activities. Further, Internal Audit provides an internal assessment of the Bank's management and internal control systems. Internal Audit activities are designed to provide reasonable assurance that resources are adequately protected; significant financial, managerial and operating information is materially complete, accurate and reliable; and employees' actions are in compliance with Bank policies, procedures and applicable laws and regulations. Additionally, the Finance Agency conducts an annual onsite examination of the Bank, as well as periodic offsite evaluations, and also requires the Bank to submit periodic compliance reports.

The Risk Management Committee (RMC ) is a senior management committee that provides enterprise-wide oversight of the Bank's primary risks. Market, credit, liquidity and operational risk management are accomplished through the Bank's four other risk committees - Asset/Liability Committee (ALCO), Credit Risk Committee (CRC) and Operational Risk Management Committee (ORMC) - and the Technology & Projects Steering Committee (TAPS). Business risk is managed by the RMC. The RMC may also approve key overarching risk policies and Bank objectives that the RMC deems appropriate in managing the Bank's risks.

During the first quarter of 2010, the Board, with the support of management, conducted an evaluation of the Bank's risk appetite. This included updates/changes to the Board level risk metrics being used to monitor the Bank's risk position. Information regarding the new and/or revised metrics is included in each relevant discussion in more detail below.

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

An initial floor of 85 percent was established for MV/CS. The floor represents the estimated level from which the MV/CS would recover to par, through the retention of earnings over the five-year par put redemption period of the Bank's capital stock. MV/CS will be measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts will be restricted. When MV/CS is above the established floor, additional analysis of the adequacy of retained earnings will be performed, taking into consideration the impact of excess capital stock repurchases and/or dividend payouts.

The following table presents the MV/CS calculations as of December 31, 2010, September 30, 2010 and December 31, 2009.

	December 31, 2010	September 30, 2010	December 31, 2009

Market Value of Equity to Par Value of Capital Stock	93.3%	88.3%	74.4%

The improvement in the MV/CS in 2010 was primarily due to the overall increase in the prices on the private label MBS portfolio as well as principal paydowns on the portfolio. Because the MV/CS ratio was above 85 percent at September 30, 2010 and December 31, 2010, the Bank performed additional analysis of capital adequacy taking into consideration the impact of excess capital stock repurchases. As a result of this analysis, the Bank repurchased approximately $200 million in excess capital stock on October 29, 2010 and approximately $200 million of excess stock on February 23, 2011. The effect of the repurchases was a moderate reduction in the MV/CS ratio.

On December 23, 2008, the Bank announced its voluntary decision to temporarily suspend payment of dividends until further notice. There were no dividends declared or paid in 2009 or in 2010. Management is in the process of determining a target level of Retained Earnings relative to the Bank's business activities and the related inherent risks.

Decisions regarding any future repurchase of excess capital stock or dividend payouts will be made on a quarterly basis. The Bank will continue to monitor the MV/CS ratio as well as the condition of its private label MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

Effective February 28, 2011, the Bank entered into a JCE Agreement with the other 11 FHLBanks, which provides for each FHLBank to establish an RRE Account. For additional details regarding the provisions of the JCEA, including termination of the agreement, dividend restriction period, anticipated capital plan amendment and other terms, see the 8-K filed by the Bank on March 1, 2011 incorporated by reference as Exhibit 10.15 in the Bank's 2010 Annual Report filed on this Form 10-K.

Subprime and Nontraditional Loan Exposure. In December 2010, the Board approved various policy revisions, which were effective immediately, pertaining to subprime and nontraditional loan exposure. These revisions included establishment of a Bank-wide limit on these types of exposures and affected existing policies related to collateral, MBS investments and the mortgage loan portfolio.

First, the definitions of subprime and nontraditional residential mortgage loans and MBS were updated to be consistent with Federal Financial Institutions Examination Council (FFIEC) and Finance Agency Guidance. Second, the overall risk limits were established for exposure to subprime and nontraditional exposure. Currently, subprime exposure limits are essentially established at zero. With respect to nontraditional exposure, the Bank has established overall limits and portfolio sublimits. The overall risk limit for nontraditional exposure is 25 percent, that is, the total overall nontraditional exposure cannot exceed 25 percent of the sum of the collateral pool plus MBS investments plus MPF mortgage loans. The collateral sublimit has been set at 25 percent, and the MPF mortgage loan sublimit at 5 percent. Third, an enhanced reporting process has been established to aggregate the volume of nontraditional loans and MBS investments which includes any potential exposure. Lastly, with respect to collateral, all members are required to identify subprime and nontraditional loans and MBS and provide periodic certification that they comply with the FFIEC guidance.

Qualitative and Quantitative Disclosures Regarding Market Risk

Managing Market and Interest Rate Risk. The Bank's market and interest rate risk management objective is to protect member/shareholder and bondholder value consistent with the Bank's housing mission and safe and sound operations in all interest-rate environments. Management believes that a disciplined approach to market and interest rate risk management is essential to maintaining a strong capital base and uninterrupted access to the capital markets.

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices and other relevant market changes, such as basis changes. Generally, the Bank manages basis risk through asset selection and pricing. However, the unprecedented widening of private label mortgage credit spreads have significantly reduced the Bank's net market value and MV/CS ratio.

Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution's financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk and options risk. The Bank invests in mortgage assets, such as mortgage loans and MBS, which together represent the primary source of option risk. Management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges on a monthly basis to assess the need for rebalancing strategies. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

The Bank's Market Risk Model. Significant resources, both in analytical computer models and staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position and interest rate risk. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments. Throughout 2010, the Bank upgraded the mortgage prepayment models used within the market risk model to more accurately reflect expected prepayment behavior.

The Bank regularly validates the models used to generate fair values. Such model validations are generally performed by third-party specialists and are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group independent of the business unit conducting the transactions. Results of the validation process, as well as any changes in valuation methodologies, are reported to ALCO, which is responsible for reviewing and approving the approaches used in the valuation to ensure that they are well controlled and effective, and result in reasonable fair values.

Duration of Equity. One key risk metric used by the Bank, and which is commonly used throughout the financial services industry, is duration. Duration is a measure of the sensitivity of a financial instrument's value, or the value of a portfolio of instruments, to a parallel shift in interest rates. Duration (typically measured in months or years) is commonly used by investors throughout the fixed income securities market as a measure of financial instrument price sensitivity. Longer duration instruments generally exhibit greater price sensitivity to changes in market interest rates than shorter duration instruments. For example, the value of an instrument with a duration of five years is expected to change by approximately 5 percent in response to a one percentage point change in interest rates. Duration of equity, an extension of this conceptual framework, is a measure designed to capture the potential for the market value of the Bank's equity base to change with movements in market interest rates. Higher duration numbers, whether positive or negative, indicate a greater potential exposure of market value of equity in response to changing interest rates.

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

In response to unprecedented mortgage spread levels, management developed an Alternative Risk Profile to exclude the effects of increases in certain mortgage-related asset credit spreads to better reflect the underlying interest rate risk and accommodate prudent management of the Bank's balance sheet. In connection with this Alternative Risk Profile, management requested and was approved to use the alternate calculation of duration of equity for monitoring against established limits in 2008. In 2009, this approval was initially extended through December 31, 2010.

Despite narrowing over the course of 2010, spreads on private label MBS remained at historically wide levels, reflecting increased credit risk and reduced liquidity. As a result, approved use of the alternate calculation of duration of equity for monitoring against established limits was again extended, through June 30, 2011.

The following table presents the Bank's duration of equity exposure in accordance with the actual and Alternative Risk Profile duration of equity calculation at December 31, 2010 and 2009.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternative duration of equity:
December 31, 2010	1.3	3.2	4.1
December 31, 2009	1.1	2.4	2.9

Actual duration of equity:
December 31, 2010	3.0	4.2	4.5
December 31, 2009	11.6	7.5	4.7
Note: Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

Under the Alternative Risk Profile, the Bank was in compliance with the duration of equity policy metric for all periods measured. Alternative duration of equity levels increased from December 31, 2009 primarily as a result of prepayment modeling changes which more accurately reflect actual prepayment activity and significantly lowered expectations for mortgage prepayments. The impact of these changes outweighed the effect of a lower rate environment at December 31, 2010 and hedging actions taken during 2010 to reduce duration. Historically wide private label MBS spreads and resulting low market value of equity has the effect of amplifying the actual reported duration of equity metric. As private label MBS spreads narrowed in 2010, actual duration of equity decreased.

The Bank continues to monitor the mortgage and related fixed income markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

Earned Dividend Spread (EDS). The Bank's asset/liability management policy previously specified a Return Volatility metric, which is based on an earned dividend spread (EDS). EDS is defined as the Bank's return on average capital stock in excess of the average return of an established benchmark market index, 3-month LIBOR in the Bank's case, for the period measured. EDS measures the Bank's forecasted level of earned dividend spread in response to shifts in interest rates and reflects the Bank's ability to provide a minimum return on investment to its members in the short term compared to the benchmark. Consistent with the Return Volatility metric, EDS is measured over both a rolling forward one to 12 month time period (Year 1) and a 13 to 24 month time period (Year 2), for selected interest rate scenarios.

As previously discussed, during first quarter 2010 the Board and management re-evaluated the Bank's risk appetite and the related risk metrics used to manage the Bank's risk, including the Return Volatility metric. As a result, the Return Volatility metric was renamed the EDS Floor. In addition, a new key risk indicator, EDS Volatility, was established. The EDS Floor represents the minimum acceptable return under the selected interest rate scenarios, for both Year 1 and Year 2. For both Years 1 and 2, the EDS

Floor is 3-month LIBOR plus 15 basis points. EDS Volatility is a measure of the variability of the Bank's EDS in response to shifts in interest rates, specifically the change in EDS for a given time period and interest rate scenario compared to the current base forecasted EDS. EDS Volatility is also measured for both Year 1 and Year 2 and reflects the Bank's ability to provide a somewhat stable EDS in the short-term. As a new measure, a limit on EDS Volatility has been established initially for Year 1; a limit for Year 2 will be evaluated in the future. Both the EDS Floor and EDS Volatility are assessed on a monthly basis.

The following table presents the Bank's EDS level and EDS Volatility as of December 31, 2010 and 2009, respectively. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario during the fourth quarter of 2009 with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at December 31, 2010.

	Earned Dividend Spread Yield Curve Shifts(1) (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
December 31, 2010	129	(20)	154	5	149	164	15	195	46
December 31, 2009	187	(61)	256	8	248	208	(40)	211	(37)

Year 2 Return Volatility
December 31, 2010	145	(50)	206	11	195	185	(10)	180	(15)
December 31, 2009	137	(76)	220	7	213	179	(34)	160	(53)
Notes:
(1)Based on forecasted core earnings, which exclude future potential OTTI charges which could be material, so that earnings movement related to interest rate changes can be isolated.

EDS was lower in most of the scenarios presented above from December 31, 2009, although higher over prior year-end in the Year 2 Return Volatility scenarios reflecting "Down 100 basis points Longer Term Rate Shock," "100 basis points Flatter" and "Up 200 basis points Parallel Shock." The declines year-over year were a result of lower projected advances, which were down approximately $11.4 billion and $15.4 billion, respectively, for Year 1 and Year 2 relative to forecasted levels during fourth quarter 2009. Other contributing factors included member advance restructurings and prepayments as well as the sale of two private label MBS in the third quarter of 2010, the latter of which is part of the strategic Bank objective to reduce risk exposure to this asset class. Decreases in EDS Volatility were primarily attributable to lower interest rates, less assumed sensitivity of mortgage prepayments to interest rate changes and issuance of fixed-rate debt to reduce exposure to rising interest rates.

Earnings-at-Risk. The Bank employs an Earnings-at-Risk (EAR) framework for certain mark-to-market positions, including economic hedges. This framework establishes a forward-looking, scenario-based exposure limit based on interest rate shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. The Bank's Capital Markets and Corporate Risk Management departments also monitor actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

In February 2010, the Board reduced the daily exposure limit to $2.4 million, compared to the previous limit of $2.5 million. The Bank's Asset and Liability Committee (ALCO) applied a more restrictive daily exposure operating guideline of $2.0 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines for all of 2010, with the exception of one day during third quarter 2010. At December 31, 2010, EAR measured $672 thousand.

In December 2010, the Board reduced the daily exposure limit to $1.5 million effective January 1, 2011. The Bank's ALCO subsequently lowered the daily exposure operating guideline to $1.2 million.

Derivatives and Hedging Activities. The Bank functions as a financial intermediary by channeling funds provided by investors in its consolidated obligations to member institutions. During the course of a business day, members may obtain loans through a variety of product types that include features such as variable- and fixed-rate coupons, overnight to 30-year maturities, and bullet or amortizing redemption schedules. The Bank funds loans primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligations and the timing of their issuance is determined by the

Bank and is subject to investor demand as well as FHLBank System debt issuance policies. The intermediation of the timing, structure, and amount of Bank members' credit needs with the investment requirements of the Bank's creditors is made possible by the extensive use of interest rate exchange agreements. The Bank's general practice is to simultaneously execute interest rate exchange agreements when extending term and option-embedded advances and/or issuing liabilities in order to convert the instruments' cash flows to a floating-rate that is indexed to LIBOR. By doing so, the Bank strives to reduce its interest rate risk exposure and preserve the value of, and attempts to earn more stable returns on, its members' capital investment.

In the normal course of business, the Bank also acquires assets with structural characteristics that reduce the Bank's ability to enter into interest rate exchange agreements having mirror image terms. These assets can include small fixed-rate, fixed-term loans and small fixed schedule amortizing loans. These assets may require the Bank to employ risk management strategies in which the Bank hedges the aggregated risks. The Bank may use fixed-rate, callable or non-callable debt or interest rate exchange agreements to manage these aggregated risks.

The use of interest rate swaps, swaptions, and/or interest rate cap and floor agreements (collectively known as derivatives) is integral to the Bank's financial management strategy, and the impact of these derivatives permeates the Bank's financial statements. Management has put in place a risk management framework that outlines the permitted uses of these instruments which adjust the effective maturity, repricing frequency or option characteristics of various financial instruments to achieve the Bank's risk and earnings objectives. All derivatives utilized by the Bank hedge identifiable risks and none are used for speculative purposes. The Bank uses derivatives in several ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; (2) by acting as an intermediary between its members and swap counterparties; or (3) in asset/liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (advances, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of advances, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to hedge mismatches of interest rates between assets and liabilities, the Bank also uses derivatives as follows: (1) to hedge embedded options in assets and liabilities; (2) to hedge the market value of existing assets and liabilities and anticipated transactions; (3) to hedge the duration risk of prepayable instruments; and (4) to exactly offset other derivatives executed with members (where the Bank serves as an intermediary). See Note 11 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K for additional information regarding the Bank's derivative and hedging activities.

The following tables summarize the derivative instruments, along with the specific hedge transaction utilized to manage various interest rate and other risks. The Bank periodically engages in derivative transactions classified as cash flow hedges primarily through a forward starting interest rate swap that hedges an anticipated issuance of a consolidated obligation. The Bank had no outstanding cash flow hedges as of December 31, 2010.

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount (in millions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance's fixed rate to a variable rate index.	Fair Value	$8,723.0
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	3,142.2
Pay float with embedded features, receive floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and offsets embedded option risk in the advance.	Fair Value	1,310.0
Subtotal - advances			$13,175.2

Investments
Interest rate cap	Offsets the interest rate cap embedded in a variable rate investment.	Economic	$1,653.7
Subtotal - investments			$1,653.7

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond's fixed rate to a variable rate index.	Fair Value	$11,421.0
		Economic	50.0
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	1,085.0
Receive-float with embedded features, pay floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair Value	20.0
Subtotal - consolidated obligation bonds			$12,576.0

Stand-Alone Derivatives
Mortgage delivery commitments	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	Economic	$21.8
Subtotal - stand-alone derivatives			$21.8

Total notional amount			$27,426.7

Credit and Counterparty Risk - Total Credit Products and Collateral

Total Credit Products. The Bank manages the credit risk on a member's exposure on Total Credit Products (TCP), which includes advances, letters of credit, advance commitments, MPF credit enhancement obligations and other credit product exposure by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank The Bank establishes a Maximum Borrowing Capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank's Member Products Policy. Details regarding this Policy are available in the “Advance Products” discussion in Item 1. Business in the Bank's 2010 Annual Report filed on this Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect its security position.

The financial condition of all members and housing associates is closely monitored for compliance with financial criteria as set forth in the Bank's credit policies. The Bank has developed an internal credit scoring system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten. Scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member's asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results for the previous four quarters are used, with the most recent quarters' results given a higher weighting. Additionally, a member's credit score can be adjusted for various qualitative factors, such as the financial condition of the member's holding company. While financial scores and resulting ratings are calculations based only upon point-in-time financial data and the resulting ratios, a rating in one of the lowest categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the internal credit scoring system include the scheduling of on-site collateral reviews. The scoring system is not used for insurance company members; instead, an independent financial analysis is performed for any insurance company exposure.

During 2010, the Bank had two member failures of FDIC-insured institutions. The Bank did not incur any loan losses as a result of these failures. At the time of these closures, the Bank had advances or other credit products outstanding to both members. For one of these members, its credit obligations were fully assumed by another Bank member through an FDIC Purchase and Assumption Agreement. For the other failed member, its credit obligations were promptly paid off in full by the FDIC. As of March 15, 2011, the Bank has not experienced any member failures in 2011.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk related to member TCP. These credit and collateral policies balance the Bank's dual goals of meeting members' needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on member TCP. The Bank's collateral policies and procedures are described below.

The following table presents the Bank's top ten borrowers with respect to their TCP at December 31, 2010 and the corresponding December 31, 2009 balances.

	December 31, 2010		December 31, 2009
(dollars in millions)	Total Credit Products	Percent of Total	Total Credit Products	Percent of Total
Sovereign Bank, PA	$11,101.3	27.7%	$11,664.6	24.0%
TD Bank, National Association, DE	8,927.3	22.3	6,327.4	13.0
Ally Bank, UT(1)	5,298.0	13.2	5,133.0	10.5
PNC Bank, National Association, DE(2)	1,500.9	3.7	4,616.7	9.5
Citizens Bank of Pennsylvania, PA	1,275.8	3.2	3,144.4	6.5
Susquehanna Bank, PA	1,208.7	3.0	780.2	1.6
Northwest Savings Bank, PA	782.5	2.0	808.1	1.7
National Penn Bank, PA	701.2	1.8	752.8	1.5
Genworth Life Insurance Company, DE	492.9	1.2	—	—
Wilmington Savings Fund Society, DE	489.0	1.2	613.1	1.2
	31,777.6	79.3	33,840.3	69.5
Other borrowers	8,287.3	20.7	14,854.1	30.5
Total TCP outstanding	$40,064.9	100.0%	$48,694.4	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.

Of the top ten borrowing members in terms of TCP presented above, the total exposure of the majority of those borrowers was primarily due to outstanding advances balances at December 31, 2010. As noted in the table above, the TCP decreased approximately $8.6 billion from December 31, 2009 to December 31, 2010. The majority of this decline is linked to lower outstanding advances as described in the table below.

Member Advance Concentration Risk. The following table lists the Bank's top ten borrowers based on actual advance balances at par as of December 31, 2010, and their corresponding December 31, 2009 advance balances at par.

	December 31, 2010		December 31, 2009
( dollars in millions)	Loan Balance	Percent of total	Loan Balance	Percent of total
Sovereign Bank, PA	$9,825.0	34.6%	$11,595.0	29.2%
Ally Bank, UT(1)	5,298.0	18.7	5,133.0	12.9
PNC Bank, National Association, DE(2)	1,500.4	5.3	4,500.4	11.3
Citizens Bank of Pennsylvania, PA	930.0	3.3	1,605.0	4.1
Susquehanna Bank, PA	899.2	3.2	769.3	1.9
Northwest Savings Bank, PA	745.7	2.6	782.2	2.0
National Penn Bank, PA	701.2	2.5	752.8	1.9
Genworth Life Insurance Company, DE	492.9	1.7	—	—
Wilmington Savings Fund Society FSB, DE	489.0	1.7	613.1	1.5
Fulton Bank, PA	439.0	1.5	638.9	1.6
	21,320.4	75.1	26,389.7	66.4
Other borrowers	7,076.6	24.9	13,366.3	33.6
Total advances	$28,397.0	100.0%	$39,756.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.

Average par balances for the ten largest borrowers for the year ended December 31, 2010 were $23.3 billion, or 69.3 percent of total average advances outstanding. During the year ended December 31, 2010, the maximum outstanding balance to any one borrower was $13.2 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. Therefore, the Bank does not presently expect to incur any losses on these advances. Because of the Bank's advance concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

Letters of Credit. The following table presents the Bank's total outstanding letters of credit as of December 31, 2010 and 2009. As noted below, the majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on these letters of credit.

(dollars in millions)	December 31, 2010	December 31, 2009
Letters of credit:
Public unit deposit	$9,694.8	$8,220.0
Tax exempt bonds	313.5	392.6
Other	105.8	114.8
Total	$10,114.1	$8,727.4

The following table presents letters of credit based on expiration terms.

(dollars in millions)	December 31, 2010	December 31, 2009
Expiration terms:
One year or less	$9,805.3	$7,478.8
After one year through five years	308.8	1,248.6
Total	$10,114.1	$8,727.4

At December 31, 2010 and 2009, the Bank had a concentration of letters of credit to one member totaling $8.9 billion and $6.8 billion, respectively. These balances accounted for 88.1 percent and 78.2 percent of the total outstanding balance for each reported period, respectively.

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

The Bank also requires each borrower and affiliate pledgor, where applicable, to execute an agreement that establishes the Bank's security interest in all collateral pledged by the borrower or affiliate pledgor. The Act affords any security interest granted to the Bank by any member or housing associate of the Bank, or any affiliate of any such member or housing associate, priority over the claims and rights of any party, other than claims and rights that: (1) would be entitled to priority under otherwise applicable law; and (2) are held by actual bona fide purchasers for value or by secured parties that are secured by perfected security interests in priority ahead of the Bank. Pursuant to its regulations, the FDIC has recognized the priority of an FHLBank's security interest under the Act and the right of an FHLBank to require delivery of collateral held by the FDIC as receiver for a failed depository institution. Finally, as additional security for a member's indebtedness, the Bank has a statutory and contractual lien on the member's capital stock in the Bank.

The Bank periodically reviews the collateral pledged by members or affiliates. This review process occurs quarterly, monthly or daily depending on the form of pledge and type of collateral. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of loan collateral at any time. The Bank reviews and assigns borrowing capacities based on this collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts, and determines that members' TCP is fully collateralized. Other factors that the Bank may consider in assigning borrowing capacities to a member's collateral include the pledging method for loans, data reporting frequency, collateral field review results, the member's financial strength and condition, and the concentration of collateral type by member.

The Bank uses a Qualifying Collateral Report (QCR) designed to provide more timely and detailed collateral information. Depending on a member's credit product usage and current financial condition, a member may be required to file the QCR on a quarterly or monthly basis. The QCR is a tool designed to strengthen the Bank's collateral analytical review procedures. The output of the QCR is a member's MBC. For a member not required to file a QCR (Non-QCR filer), MBC is calculated based on the member's regulatory filing data.

As of December 31, 2010, the Bank continued to hold security interests in subprime residential mortgage loans pledged as collateral under blanket-lien agreements. In 2009, the Bank revised its collateral policies, no longer accepting subprime mortgage loans as qualifying collateral. Therefore, loans identified as subprime residential mortgage loans are no longer included in a member's MBC. The Bank will allow loans with a FICO score of 660 or below if there are other mitigating factors, including a loan-to-value (LTV) ratio of 65 percent or less plus one of the following: (1) a debt-to-income ratio of 35 percent or less or (2) a satisfactory payment history over the past 12 months (no 30-day delinquencies). For loans in which no FICO is available, a collateral weighting of 60 percent will apply. In addition, under limited circumstances, the Bank still accepts nontraditional mortgage loans that are consistent with Interagency guidance to be pledged as collateral in determining a member's MBC. At December 31, 2010, less than 12 percent of the Bank's total pledged collateral was nontraditional mortgage loans consistent with Interagency guidance and was primarily attributed to a few larger borrowers.

Given the higher inherent risk related to nontraditional mortgage loans, the Bank takes additional steps regarding the review and acceptance of these types of loans as collateral. Members are required to identify nontraditional mortgage loans; these loans are typically excluded as eligible collateral. However, members may request that nontraditional mortgage loan collateral be included as eligible collateral, subject to an on-site review of the loans, the member's processes and procedures for originating and servicing the loans, the quality of loan data and a review of the member's loan underwriting. The Bank requires specific loan level characteristic reporting on the loans and assigns more conservative collateral weightings to nontraditional collateral on a case-by-case basis.

The Bank made several changes to collateral practices and policies during 2010, including the following: (1) implemented modest increases to securities collateral weightings for specific pledge agreements; (2) reduced collateral weightings on loan collateral for members in full collateral delivery status for credit reasons; (3) simplified loan collateral weightings into three broad categories; (4) began accepting National Credit Union Association (NCUA) and FDIC notes as collateral; and (5) deemed certain private label MBS ineligible as collateral, based on issuance and acquisition date. Details of the Bank's current collateral weightings are presented in the Advance Products - Collateral discussion in Item 1. Business in the 2010 Annual Report filed on this Form

10-K.

Under implementation of the GLB Act, the Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, and small-agribusiness loans as collateral for loans from the Bank. Beginning in July 2009, the Bank implemented the new CFI definition, as defined in the Housing Act. At December 31, 2010, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $3.7 billion, or 12.9 percent of total par value of loans outstanding. Eligible expanded collateral represented 7.9 percent of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member's unencumbered eligible collateral assets and most ineligible collateral assets to secure the member's obligations with the Bank. Under a specific collateral agreement, the Bank obtains a lien against a specific set of a member's eligible collateral assets, to secure the member's obligations with the Bank. The member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral. The following table summarizes average lending values assigned to various types of collateral provided under both blanket lien and delivery arrangements.

Lending Values by Type of Collateral for All Borrowers
Collateral Type	Policy Range	Range of Lending Values Applied To Collateral	Combined Weighted Average Effective Lending Value

Blanket Lien
Single family mortgage loans	75-80%	28-80%	72.6%
FHA/VA loans (1)	—	—	—
Multi-family mortgage loans	55-60%	40-70%	64.4%
Home equity loans/lines of credit	55-60%	35-70%	53.6%
CFI collateral	45-50%	4-60%	47.4%
Commercial loans	45-50%	11-60%	48.5%
Other loan collateral	55-60%	4-61%	47.2%

Delivered
Cash, U.S. government /U.S. Treasury/U.S. agency securities	96-100%	96-100%	97.1%
State and local government securities	60-65%	—	—
U.S. agency MBS and CMOs	93-95%	86-95%	94.5%
Private-label MBS and CMOs	72-75%	72-75%	74.8%
Single-family mortgage loans	70-75%	50-79%	72.6%
FHA/VA loans (1)	—	—	—
Multi-family mortgage loans	50-55%	46-55%	50.8%
Other government-guaranteed mortgage loans
Home equity loans/lines of credit	50-55%	50-65%	63.1%
CFI collateral	40-45%	40-44%	43.2%
Commercial loans	40-45%	38-50%	47.1%
Other loan collateral	50-55%	38-55%	40.5%

(1) FHA/VA included within single-family mortgage loans above.

The following tables summarize total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of December 31, 2010 and 2009. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All member borrowers	December 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$63,922.8	47.6%	$60,975.2	49.1
High quality investment securities(1)	4,605.9	3.4%	3,574.4	2.9
Other real-estate related collateral/community financial institution eligible collateral	57,963.9	43.2%	50,824.6	41.0
Multi-family residential mortgage loans	7,743.6	5.8%	8,689.9	7.0
Total eligible collateral value	$134,236.2	100.0%	$124,064.1	100.0
Total TCP outstanding	$40,064.9		$48,694.4
Collateralization ratio (eligible collateral value to TCP outstanding)	335.0%		254.8%

(dollars in millions) Ten largest member borrowers	December 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$25,304.1	37.3%	$34,556.2	49.0
High quality investment securities(1)	1,752.8	2.6%	1,238.9	1.8
Other real-estate related collateral	34,614.1	51.0%	27,417.5	38.9
Multi-family residential mortgage loans	6,202.7	9.1%	7,288.8	10.3
Total eligible collateral value	$67,873.7	100.0%	$70,501.4	100.0
Total TCP outstanding	$31,777.6		$36,501.8
Collateralization ratio (eligible collateral value to TCP outstanding)	213.6%		193.1%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AA or higher. Effective July 20, 2009, the Bank requires delivery of these securities. Upon delivery, these securities are valued daily and are subject to weekly ratings reviews.

The increase in the collateralization ratio for the ten largest member borrowers noted above was due primarily to the reduction in total TCP outstanding.

The following table provides information regarding TCP extended to member and nonmember borrowers with either a blanket lien or specific collateral pledge agreement, in listing-specific or full collateral delivery status as of December 31, 2010 and 2009, along with corresponding eligible collateral values.

	December 31, 2010
(dollars in millions)	Number of Members	Number of Members with TCP Outstanding	Total TCP Outstanding	Related Collateral Value
Specific collateral pledge - eligible borrowers(1)	8	2	$518.8	$566.8
Specific collateral pledge - merged borrowers(2)	2	2	381.4	413.6
Blanket lien delivered	58	39	6,481.9	8,098.1
Blanket lien undelivered	244	171	32,682.8	111,417.1
Total	312	214	$40,064.9	$120,495.6

	December 31, 2009
(dollars in millions)	Number of Members	Number of Members with TCP Outstanding	Total TCP Outstanding	Related Collateral Value
Specific collateral pledge - eligible borrowers(1)	7	1	$35.7	$38.7
Specific collateral pledge - merged borrowers(2)	1	1	5.1	5.6
Blanket lien delivered	56	35	6,926.3	8,682.3
Blanket lien undelivered	253	191	41,727.3	103,230.5
Total	317	228	$48,694.4	$111,957.1
Notes:
(1) Includes two nonmember state housing finance agencies, neither of which has TCP outstanding.
(2) Members merged out-of-district are no longer members and therefore are not considered eligible borrowers

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of December 31, 2010 and December 31, 2009, the Bank's credit exposure to investments issued by entities other than the U.S. Government, Federal agencies or GSEs was $8.7 billion and $9.9 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank's investment carrying values as of December 31, 2010 and December 31, 2009 based on the lowest rating from the NRSROs (Moody's, S&P and Fitch). Carrying values for available-for-sale and trading securities represent fair value.

	December 31, 2010 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/P-1	A-2/P-2	Total
Money market investments:
Federal funds sold	$—	$—	$—	$—	$—	$—	$—	$2,930.0	$400.0	$3,330.0
Investment securities:
Certificates of deposit	—	—	—	—	—	—	—	3,550.0	—	3,550.0
Treasury bills	879.9	—	—	—	—	—	—	—	—	879.9
TLGP investments	250.1	—	—	—	—	—	—	—	—	250.1
GSE securities	803.7	—	—	—	—	—	—	—	—	803.7
State and local agency obligations	4.8	292.9	—	72.0	—	—	—	—	—	369.7
Total non-MBS	1,938.5	292.9	—	72.0	—	—	—	3,550.0	—	5,853.4
MBS issued by Federal agencies	2,396.0	—	—	—	—	—	—	—	—	2,396.0
MBS issued by GSEs	2,646.5	—	—	—	—	—	—	—	—	2,646.5
Private label residential MBS	1,003.5	237.9	385.5	272.7	124.9	576.8	1,841.7	—	—	4,443.0
Private label HELOCs	—	19.5	4.0	—	—	8.3	7.1	—	—	38.9
MPF Shared Funding MBS	24.1	1.7	—	—	—	—	—	—	—	25.8
Total MBS	6,070.1	259.1	389.5	272.7	124.9	585.1	1,848.8	—	—	9,550.2
Total investments	$8,008.6	$552.0	$389.5	$344.7	$124.9	$585.1	$1,848.8	$6,480.0	$400.0	$18,733.6

	December 31, 2009 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/P-1	A-2/P-2	Total
Money market investments:
Federal funds sold	$—	$—	$—	$—	$—	$—	$—	$3,000.0	$—	$3,000.0
Investment securities:
Certificates of deposit	—	—	—	—	—	—	—	2,850.0	250.0	3,100.0
Treasury bills	1,029.5	—	—	—	—	—	—	—	—	1,029.5
TLGP investments	250.0	—	—	—	—	—	—	—	—	250.0
GSE securities	176.7	—	—	—	—	—	—	—	—	176.7
State and local agency obligations	7.2	475.0	—	126.2	—	—	—	—	—	608.4
Total non-MBS	1,463.4	475.0	—	126.2	—	—	—	2,850.0	250.0	5,164.6
MBS issued by Federal agencies	1,755.7	—	—	—	—	—	—	—	—	1,755.7
MBS issued by GSEs	1,312.2	—	—	—	—	—	—	—	—	1,312.2
Private label residential MBS	1,646.9	563.6	580.4	357.1	217.6	337.7	2,145.3	—	—	5,848.6
Private label HELOCs	—	23.3	5.3	—	—	7.5	6.8	—	—	42.9
MPF Shared Funding MBS	31.2	2.0	—	—	—	—	—	—	—	33.2
Total MBS	4,746.0	588.9	585.7	357.1	217.6	345.2	2,152.1	—	—	8,992.6
Total investments	$6,209.4	$1,063.9	$585.7	$483.3	$217.6	$345.2	$2,152.1	$5,850.0	$250.0	$17,157.2
Notes:
(1) Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to December 31, 2010 are described in detail below.
(2) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $8.0 million and $8.7 million at December 31, 2010 and December 31, 2009, respectively.
(3) Balances above exclude total accrued interest of $19.2 million and $26.4 million at December 31, 2010 and December 31, 2009, respectively.
(4) At December 31, 2010, the “Other” balance of $1,848.8 million included securities rated CCC, CC, C and D with balances of $444.7 million, $978.5 million, $286.7 million and $138.9 million, respectively. At December 31, 2009, the “Other” balance of $2,152.1 million included securities rated CCC, CC, C and D with balances of $1,441.1 million, $545.8 million, $129.3 million and $35.9 million, respectively.

As of December 31, 2010, there were credit rating agency actions affecting a total of 45 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2009. These securities had a total par value of $2.4 billion and $3.0 billion as of December 31, 2010 and December 31, 2009, respectively, reflected in the tables above. Securities downgraded from "investment grade" to “below investment grade” represented a total par balance of $390.1 million and $548.9 million at December 31, 2010 and December 31, 2009, respectively. The majority of ratings movements were within the "below investment grade" ratings categories. In addition, one security was upgraded from “below investment grade” to “investment grade” as of December 31, 2010. This security had a par balance of $10.8 million and $13.1 million at December 31, 2010 and December 31, 2009, respectively.

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

Between January 1, 2011 and March 15, 2011, there were 13 subsequent credit rating agency action taken with respect to the the Bank's private label residential MBS portfolio. These actions are summarized in the following table.

Private Label Residential MBS
Downgrades From January 1, 2011 through March 15, 2011
(in millions)

		Balances as of December 31, 2010
From	To	Carrying Value	Fair Value
AAA	AA	$14.0	$13.2
AAA	BBB	204.3	203.0
AA	BBB	9.3	8.6
A	BBB	146.1	134.3
A	B	41.5	37.4
		$415.2	$396.5

Between January 1, 2011 and March 15, 2011, one certificate of deposit with a short-term rating of A-1 was put on negative watch. The carrying value and fair value of this investment as of December 31, 2010 was $200.0 million.

Money Market Investments, Commercial Paper and Certificates of Deposit. Under its Risk Governance Policy, the Bank can place money market investments, commercial paper and certificates of deposit on an unsecured basis with large, financial institutions with long-term credit ratings no lower than A for terms up to 90 days and with long-term credit ratings no lower than BBB for terms up to 30 days. In April 2010, the Board approved a revision to the policy whereby the credit ratings on these investments can be no lower than A, as opposed to BBB. Management actively monitors the credit quality of these counterparties. As of December 31, 2010, the Bank had exposure to 19 counterparties totaling $6.9 billion, or an average of $362.1 million per counterparty, compared to exposure to 20 counterparties totaling $6.1 billion, or an average of $305.0 million per counterparty, as of December 31, 2009. As of December 31, 2010, the Bank had exposure to one counterparty exceeding 10 percent of the total exposure.

Specifically, total money market investment exposure was $3.3 billion as of December 31, 2010, comprised primarily of Federal funds sold with an overnight maturity. The Bank had certificate of deposit exposure of $3.6 billion as of December 31, 2010, with exposure to U.S. branches of foreign banks comprising this entire total. The Bank limits foreign exposure to those countries rated AA or higher and had exposure to Australia, Canada, France, Germany, the Netherlands, Sweden, Switzerland and the United Kingdom as of December 31, 2010. The Bank held no commercial paper as of December 31, 2010.

Treasury Bills, TLGP Investments, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and the TLGP investments, which are part of the FDIC program guaranteeing unsecured bank debt, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.3 billion and $2.1 billion as of December 31, 2010 and December 31, 2009, respectively.

Agency and GSE Mortgage-Backed Securities (MBS). The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank's total agency and GSE MBS portfolio increased $2.0 billion from December 31, 2009 to December 31, 2010 due to purchases of agency and GSE MBS in 2010.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one of the restricted securities related to the Shared Funding Program. This security was rated AA at the time of purchase. The carrying value of the Bank's private label MBS portfolio decreased $1.4 billion from December 31, 2009 to December 31, 2010. This decline was due to repayments, sales and total OTTI losses (including both credit and noncredit losses).

Although the Bank discontinued the purchase of private label MBS in late 2007, approximately 47 percent of the Bank's current MBS portfolio was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

The prospectuses and offering memoranda for the private label MBS in the Bank's portfolio contain representations and warranties that the mortgage loans in the collateral pools were underwritten to certain standards. Based on the performance of the mortgages in some of the collateral pools, among other information, it appears that the failure to adhere to the stated underwriting standards was so routine that the underwriting standards were all but completely abandoned. The issuers, underwriters and rating agencies all failed to disclose that the underwriting standards that were represented in the offering documents were routinely not followed or had been abandoned altogether. This failure resulted in the Bank owning certain private label MBS on which it has recognized losses as more fully explained in the discussion on OTTI later on in this Risk Management section. The Bank has filed lawsuits against certain issuers, underwriters and rating agencies as more fully discussed in Item 3. Legal Proceedings in the Bank's 2010 Annual Report filed on this Form 10-K.

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

The following table presents the par value of the private label MBS portfolio by various categories of underlying collateral and by interest rate payment terms. Unless otherwise noted, the private label MBS exposures below, and throughout this report, reflect the most conservative classification provided by the credit rating agencies at the time of issuance.

Characteristics of Private Label MBS by Type of Collateral

	December 31, 2010			December 31, 2009
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$835.3	$2,364.3	$3,199.6	$1,327.2	$3,294.8	$4,622.0
Alt-A	792.4	992.3	1,784.7	953.1	1,204.1	2,157.2
Subprime	—	8.3	8.3	—	9.8	9.8
Total	1,627.7	3,364.9	4,992.6	2,280.3	4,508.7	6,789.0
HELOC:
Alt-A	—	51.8	51.8	—	62.1	62.1
Total	—	51.8	51.8	—	62.1	62.1
Total private label MBS	$1,627.7	$3,416.7	$5,044.4	$2,280.3	$4,570.8	$6,851.1
Note: The table presented above excludes par balances of $25.2 million and $32.5 million related to the restricted certificates pertaining to the Shared Funding Program at December 31, 2010 and December 31, 2009, respectively. These securities were fixed rate Prime private label residential MBS for both periods presented.

Certain MBS securities have a fixed-rate component for a specified period of time, then have a rate reset on a given date. When the rate is reset, the security is then considered to be a variable-rate security. Examples of these types of instruments would include securities supported by underlying 3/1, 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages (ARMs). In addition, certain of these securities may have a provision within the structure that permits the fixed rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are all reported as variable-rate, regardless of whether the rate reset date has been hit.

Private Label MBS Collateral Statistics. The following tables provide various detailed collateral performance and credit enhancement information for the Bank's private label MBS portfolio by collateral type as of December 31, 2010. The Bank purchased no private label MBS in 2008, 2009 or 2010.

	Private Label MBS by Vintage - Prime(1)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$30.6	$639.0	$669.6
AA	—	44.5	47.6	151.8	243.9
A	—	—	—	292.8	292.8
BBB	39.2	93.4	68.5	43.1	244.2
Below investment grade:
BB	—	—	105.0	19.6	124.6
B	53.9	193.8	189.2	—	436.9
CCC	104.9	—	163.8	—	268.7
CC	580.7	263.2	4.5	—	848.4
C	70.5	—	—	—	70.5
Total	$849.2	$594.9	$609.2	$1,146.3	$3,199.6
Amortized cost	$747.3	$572.1	$598.2	$1,136.1	$3,053.7
Gross unrealized losses	(36.4)	(26.4)	(33.9)	(48.2)	(144.9)
Fair value	712.4	546.0	564.9	1,094.8	2,918.1
OTTI (3):
Credit-related OTTI charges taken	(58.7)	(14.7)	(3.8)	—	(77.2)
Noncredit-related OTTI charges taken	42.6	8.9	3.4	—	54.9
Total YTD 2010 OTTI charges taken	(16.1)	(5.8)	(0.4)	—	(22.3)
Weighted average fair value/par	84%	92%	93%	96%	91%
Original weighted average credit support	6.6	6.8	4.1	4.7	5.5
Weighted-average credit support - current	5.7	6.8	5.8	9.7	7.4
Weighted average collateral delinquency(2)	14.9	11.3	10.3	7.2	10.6
Notes:
(1) The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program, including 2003 vintage par balances of $23.5 million rated AAA and $1.7 million rated AA.
(2) Delinquency information is presented at the cross-collateralization level.
(3) OTTI charges do not include $(31.4) million and $31.4 million of credit-related and noncredit-related OTTI charges taken on securities sold in 2010.

	Private Label MBS by Vintage - Alt-A
(dollars in millions)	2007	2006	2005	2004 and Earlier	Total
Par by lowest external long- term rating:
AAA	$—	$21.5	$—	$314.9	$336.4
A	—	—	22.0	72.1	94.1
BBB	—	—	—	37.3	37.3
Below investment grade:
B	—	—	160.5	—	160.5
CCC	—	223.1	38.7	—	261.8
CC	92.8	213.8	36.7	—	343.3
C	108.9	170.1	37.7	—	316.7
D	140.7	93.9	—	—	234.6
Total	$342.4	$722.4	$295.6	$424.3	$1,784.7
Amortized cost	$268.8	$620.0	$285.1	$424.3	$1,598.2
Gross unrealized losses	(43.9)	(91.1)	(30.7)	(20.4)	(186.1)
Fair value	224.9	528.9	254.4	405.2	1,413.4
OTTI:
Credit-related OTTI charges taken	(22.1)	(21.7)	(4.5)	(0.1)	(48.4)
Noncredit-related OTTI charges taken	22.1	21.7	4.5	(0.2)	48.1
Total YTD 2010 OTTI charges taken	—	—	—	(0.3)	(0.3)
Weighted average fair value/par	65.7%	73.2%	86.1%	95.4%	79.2%
Original weighted average credit support	13.5	9.9	5.8	5.2	8.8
Weighted-average credit Support - current	5.6	5.5	8.0	11.5	7.4
Weighted average collateral delinquency(2)	35.8	23.6	13.3	6.6	20.2
Notes:
(2) Delinquency information is presented at the cross-collateralization level.

While the Bank does hold subprime and HELOC private label MBS, the balances are immaterial to the overall portfolio. The related collateral statistics tables for these MBS are not presented above due to the small impact relative to the overall portfolio.

Prices on private label MBS that include bankruptcy carve-out language could be affected by legislation that impacts the underlying collateral including any mortgage loan modification programs. For further information, see the discussion on Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K.

Private Label MBS Issuers and Servicers. The following tables provide further detailed information regarding the issuers and master servicers of the Bank's private label MBS portfolio that exceeded 5 percent of the total as of December 31, 2010. Management actively monitors the credit quality of the portfolio's master servicers. For further information on the Bank's MBS master servicer risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank's financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.” in the Bank's 2010 Annual Report filed on this Form 10-K.

Original Issuers (in millions)	Total Carrying Value	Total Fair Value
J.P. Morgan Chase & Co.	$1,102.2	$1,089.6
Lehman Brothers Holdings Inc.(1)	895.9	874.1
Wells Fargo & Co.	579.0	564.6
Countrywide Financial Corp.(2)	477.4	471.6
Citigroup Inc.	348.8	331.9
Other	1,104.4	1,063.8
Total	$4,507.7	$4,395.6

Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$1,660.1	$1,619.4
Aurora Loan Services Inc.	895.9	874.1
Bank of America Corp	549.7	538.2
US Bank	455.5	455.5
Citimortgage Inc.	352.9	336.0
Other	593.6	572.4
Total	$4,507.7	$4,395.6
Notes:
(1)Lehman Brothers Holdings Inc. filed for bankruptcy in 2008. Aurora Loan Services Inc. is now servicing all but one of the bonds, and six different trustees have assumed responsibility for these 21 bonds. However, the Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria.
(2)Bank of America acquired Countrywide Financial Corp and Countrywide Home Loan Servicing LP following issuance of certain private label MBS. The Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria. However, Bank of America is currently servicing the private label MBS.

Private Label MBS in Unrealized Loss Positions. The following table provides select financial and other statistical information on the portion of the private label MBS portfolio in an unrealized loss position at December 31, 2010 and March 15, 2011.

Private Label MBS in Unrealized Loss Positions(1)

						March 15, 2011(2)
(dollars in millions)	Par	Amort Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate %(3)	Dec 31, 2010 % AAA	% AAA	% All Other Inv Grade(4)	% Total Inv Grade	% Below Inv Grade	Current % Watchlist
Residential MBS backed by:
Prime loans:
First lien	$2,622.0	$2,486.6	$(144.9)	12.4%	9.2%	8.3%	28.2%	36.5%	63.5%	12.8%
Alt-A and other:
Alt-A other	1,536.6	1,356.5	(186.1)	22.2%	8.2%	7.6%	8.1%	15.7%	84.3%	6.6%
Subprime loans:
First lien	8.3	7.6	(1.4)	31.4%	66.2%	—%	66.2%	66.2%	33.8%	—%
HELOC backed by:
Alt-A and other:
Alt-A other	51.8	45.9	(13.5)	7.8%	—%	—%	45.2%	45.2%	54.8%	59.6%
Notes:
(1)The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program in the residential MBS Prime category, including par balance of $25.2 million, amortized cost of $25.8 million, and gross unrealized losses of $274 thousand.
(2) Reflects impact of paydowns to zero or sales of securities.
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

	December 31, 2010		December 31, 2009
(in millions)	Private Label MBS	State and Local Agency Obligations	Private Label MBS	State and Local Agency Obligations
AMBAC Assurance Corporation (AMBAC)	$14.3	$—	$17.5	$—
Financial Guaranty Insurance Co. (FGIC)	3.1	—	3.6	—
Assured Guaranty Municipal Corp (AGMC)	19.5	—	23.3	—
MBIA Insurance Corporation (MBIA)	14.9	—	17.7	—
National Public Finance Guarantee Corp. (NPFG)	—	72.2	—	127.3
Total	$51.8	$72.2	$62.1	$127.3

In 2009, Financial Security Assurance Inc. (FSA) was acquired by Assured Guaranty Ltd and subsequently renamed Assured Guaranty Municipal Corp (AGMC). AGMC continues to guarantee legacy private label MBS; however, going forward, it is only underwriting securities in the municipal market.

The following table presents the credit rating of the Bank's monoline insurers as of December 31, 2010.

	Moody's		S&P
	Ratings	Outlook	Ratings	Outlook
AMBAC	Caa2	Developing	—	—
AGMC(1)	Aa3	Negative	AA+	Stable
MBIA	B3	Negative	B	Negative
NPFG	Baa1	Developing	BBB	—
FGIC(2)	—	—	—	—
Notes:
(1) As of March 15, 2011, (to be updated as of March 15, 2011)
(2) FGIC is no longer being rated by either rating agency.

Fitch no longer rates any of the monoline insurers noted in the table above.

In addition, the Bank had three Prime reperforming MBS, the underlying mortgage loans of which are government-guaranteed which generally provides for the substantial repayment of principal, at December 31, 2010, with a total par balance of $33.1 million and total fair value of $27.8 million at December 31, 2010. These three securities were all rated “below investment grade” at December 31, 2010.

Other-Than-Temporary Impairment. During 2010, 2009, and 2008 (as adjusted for the amended OTTI guidance), the Bank recognized $158.4 million, $228.5 million, and $10.0 million of credit-related OTTI charges in earnings (the credit loss) related to private label MBS, after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. The Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities).

The Bank's estimate of cash flows has a significant impact on the determination of credit losses. Cash flows expected to be collected are based on the performance and type of private label MBS and the Bank's expectations of the economic environment. To ensure consistency in determination of the OTTI for private label MBS among all FHLBanks, each quarter the Bank works with the FHLBank OTTI Governance Committee (the OTTI Governance Committee) to update its OTTI analysis based on actual loan performance and current housing market assumptions in the collateral loss projection models, which generate the estimated cash flows from the Bank's private label MBS.

In performing the cash flow analysis on the majority of the Bank's private label MBS, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the majority of the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), and were based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of ten thousand or more people. The OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from 1 percent to 10 percent over the 3- to 9-month period beginning October 1, 2010. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described above.

A table of the significant assumptions (including default rates, prepayment rates and loss severities) used on those securities the last time an OTTI was determined to have occurred during 2010 is included in Note 7 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank's 2010 Annual Report filed on this Form 10-K. The classification is initially determined by the original classification of the bond. However, the cash flow model will override (i.e., lower) this classification if certain criteria are met, which will result in higher losses recorded. In addition, following is a table of significant assumptions used on all of the Bank's securities as part of its fourth quarter assessment of OTTI, whether an OTTI was recorded or not.

	Significant Inputs for Residential MBS
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
Prime:
2007	9.2	7.2-10.6	32.6	11.0-58.2	41.0	36.2-47.2	5.7	3.3-7.7
2006	9.0	6.0-12.6	14.7	2.3-33.4	37.8	28.6-45.0	7.4	3.2-12.9
2005	8.0	5.6-14.6	9.1	0.2-40.6	30.4	19.4-42.6	6.6	1.9-11.9
2004 and prior	13.0	6.4-45.3	3.4	0.0-13.4	23.4	0.0-39.0	8.0	3.3-26.2
	10.0	5.6-45.3	15.0	0.0-58.2	32.8	0.0-47.2	6.9	1.9-26.2
Alt-A:
2007	10.1	9.4-12.0	55.0	42.3-61.2	47.7	45.0-49.0	5.6	0.0-11.1
2006	13.5	8.5-17.4	40.6	16.9-71.0	46.3	35.0-58.0	5.0	0.0-9.3
2005	15.7	10.2-21.2	23.1	8.9-35.8	36.5	20.3-49.6	6.1	4.1-16.1
2004 and prior	14.4	10.5-18.9	10.4	0.6-41.6	25.9	19.5-42.1	13.2	5.8-27.7
	13.4	8.5-21.2	31.0	0.6-71.0	38.4	19.5-58.0	8.2	0.0-27.7
Subprime:
2004 and prior	14.0	12.3-14.9	40.3	38.4-41.3	91.6	91.2-92.3	41.0	14.5-54.6
Total	14.0	12.3-14.9	40.3	38.4-41.3	91.6	91.2-92.3	41.0	14.5-54.6
Total residential MBS	11.2	5.6-45.3	20.9	0.0-71.0	35.0	0.0-92.3	7.4	0.0-54.6

	Significant Inputs for HELOCs
	Prepayment Rates		Default Rates		Loss Severities
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2006	15.6	15.6	7.3	7.3	100.0	100.0
2005	8.4	8.4	0.4	0.4	100.0	100.0
2004 and prior	11.7	9.6-15.5	4.6	0.8-6.3	100.0	100.0
Total HELOCs (Alt-A)	12.9	8.4-15.6	5.3	0.4-7.3	100.0	100.0

The $158.4 million of credit losses recognized during 2010 is the result of the Bank's quarterly OTTI analysis and the Bank's assumptions of the then-current and forecasted economic trends. By quarter, the Bank recognized $27.6 million in the first quarter, $110.7 million in the second quarter, $7.0 million in the third quarter, and $13.1 million in the fourth quarter.

The second quarter OTTI analysis resulted in more pessimistic assumptions due to the then current and forecasted economic trends affecting underlying loans. The trends reflected ongoing pressure on housing prices from persistently high inventories of unsold properties, the impacts on anticipated borrower behavior of continued high unemployment, and increased incentives to default by borrowers whose houses are now worth less than the balance of their mortgages. The most significant input assumption changes for the second quarter were increases in the Prime collateral projection of future delinquencies and increases in default frequency from past due status.

The third and fourth quarter 2010 OTTI analysis did not significantly change from the second quarter 2010 analysis. The Bank extended the forecasted current-to-trough and extended the recovery period based on current and forecasted economic trends. This was offset by reducing delinquency roll rates on 2006 and 2007 Prime private label MBS based on actual performance. In addition, the performance of certain securities classified as Alt-A deteriorated, which resulted in higher credit losses. Further assumption changes in future periods could materially impact the amount of OTTI credit-related losses which could be recorded.

The Bank's Prime 2007 and 2006 vintage bonds experienced the most severe credit losses, representing 66.1 percent of the total 2010 credit losses recorded. Additionally, 2007 and 2006 vintage bonds have experienced performance deterioration in the form of higher delinquencies and/or a reduction in the level of CE available to the securities. The Bank's Alt-A 2007 and 2006 vintage bonds represented 28.4 percent of the Bank's total full year credit losses. Together, Prime and Alt-A 2006 and 2007 vintage bonds represented 94.5 percent of the Bank's full year 2010 credit losses.

Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the OTTI Governance Committee performed analyses to assess the financial strength of these monoline insurers and established a burnout period by monoline insurer. The burnout period represents the date at which the OTTI Committee estimates that the monoline insurer would be unable to meet its obligation of timely principal and interest payments. Shortfalls that occur before the burnout period expires are not considered a loss. During 2010, the Bank received payments on three HELOCs from monoline bond insurers in accordance with contractual terms. However, during the second quarter of 2010, the Bank stopped receiving payments from AMBAC on a HELOC because AMBAC suspended all payments until they receive approval from their regulator.

The following table presents the burnout period by monoline insurer used by the Bank.

Monoline Insurer	Burnout Period	UPB (in millions)
AGMC	No expiration	$19.5
AMBAC	n/a	14.3
MBIA	June 30, 2011	14.9
FGIC	n/a	3.1
n/a - The Bank assumes it will receive no payments from these monoline insurers.

Based on the Bank's OTTI evaluation, the Bank has determined that 48 of its private label MBS were other-than-temporarily impaired at December 31, 2010 (i.e., they are projected to incur a credit loss during their life). There were seven new private label MBS deemed to be OTTI during 2010. The Bank recognized $322.7 million of credit losses on the 48 securities life-to-date. The life-to-date credit losses excluded actual principal writedowns realized, which were reflected as a reduction of par and credit loss. During 2010, the Bank realized $5.1 million of actual principal writedowns on two private label MBS. By comparison, at December 31, 2009, the Bank had determined that 44 of its private label MBS were other-than-temporarily impaired. The Bank recognized $238.6 million of credit losses on these securities life-to-date. The 2010 results included the three private label MBS that were sold and discussed below.

The following tables present the amount of credit-related and noncredit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities, for years ended December 31, 2010 and 2009.

	December 31, 2010			December 31, 2009
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$(2.9)	$(19.4)	$(22.3)	$(156.4)	$(860.7)	$(1,017.1)
Securities previously impaired prior to the current period	(155.5)	155.2	(0.3)	(72.1)	45.5	(26.6)
Total OTTI	$(158.4)	$135.8	$(22.6)	$(228.5)	$(815.2)	$(1,043.7)

Each quarter the Bank updates its estimated cash flow projections, the Bank determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank's investment and is recognized over the life of the investment. The Bank recognized an increase in yield on certain private label MBS which resulted in $5.4 million and $0.4 million of interest income for the years ended December 31, 2010 and 2009, respectively.

Beginning in 2009, the Bank transferred private label MBS from HTM to AFS when an OTTI credit loss had been recorded on the security. Transferring securities at the time of an OTTI credit loss event is considered a deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than temporarily impaired securities when market conditions improve. During 2010 and 2009, the Bank transferred private label MBS with a fair value of $319.2 and $2,298.0 million as of the date of the transfer.

In addition, during 2010, the Bank sold three AFS private label MBS for $234.6 million and realized a net gain of $8.3 million. These securities had a par balance of $302.0 million and an amortized cost of $226.3 million.

In its ongoing review, management will continue to evaluate all impaired securities, including those on which charges for OTTI have been recorded. Material credit losses have occurred during 2010 and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral as well as the Bank's future modeling assumptions. Many factors could influence the future modeling assumptions including economic, financial market and housing conditions. If performance of the underlying loan collateral deteriorates and/or the Bank's modeling assumptions become more pessimistic, the Bank could experience further losses on the portfolio. At the present time, the Bank cannot estimate the future amount of any additional credit losses.

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, including HELOC investments, the Bank performed a cash flow analysis under one additional scenario that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario showed a larger home price decline and a slower rate of housing price recovery. Specifically, the current-to-trough forecast showed a decline of 5 percentage points more than the base case current-to-trough housing price decline, and the housing price recovery rates are 33 percent lower than in the base case.

As shown in the table below, based on the estimated cash flows of the Bank's private label MBS under the adverse case scenario, the Bank's fourth quarter 2010 credit losses would have increased $54.1 million. The increase in the credit loss under the adverse case scenario is the result of the credit loss increasing on securities currently identified as OTTI at December 31, 2010. The impact of additional securities not currently identified as OTTI at December 31, 2010 was not significant. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The adverse case housing price forecast is not management's best estimate forecast and should not be used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

Housing Price Scenarios
OTTI Credit Losses - Base vs. Stress Scenario
For the Three Months Ended December 31, 2010

	Base Case			Adverse Case
($ in millions)	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Prime	6	$253.2	$(1.6)	18	$1,206.9	$(20.0)
Alt-A	15	995.5	(11.5)	19	1,180.8	(44.7)
HELOCs	1	4.1	—	4	24.8	(2.5)
Total	22	$1,252.8	$(13.1)	41	$2,412.5	$(67.2)

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry credit enhancements (CEs), which give them the approximate equivalent of a AA credit rating, although the CE is not actually rated. The Bank had net mortgage loan balances of $4.5 billion and $5.2 billion at December 31, 2010 and December 31, 2009, respectively, after allowance for credit losses of $3.2 million and $2.7 million, respectively. The increase in the allowance for credit losses related to the mortgage loan portfolio was driven by several factors, including updated default and loss assumptions and higher delinquencies.

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

(dollars in millions)	December 31, 2010		December 31, 2009
	Balance	Percent	Balance	Percent
Conventional loans:
Original MPF	$1,305.6	29.4	$1,218.5	23.8
MPF Plus	2,769.7	62.4	3,504.9	68.4
Total conventional loans	4,075.3	91.8	4,723.4	92.2
Government-insured loans:
MPF Government	366.4	8.2	398.0	7.8
Total par value	$4,441.7	100.0	$5,121.4	100.0

(dollars in millions)	2010	2009	2008
Mortgage loans interest income	$242.2	$281.0	$316.0
Average mortgage loans portfolio balance	$4,864.1	$5,645.0	$6,113.3
Average yield	4.98%	4.98%	5.17%
Weighted average coupon	5.73%	5.79%	5.83%
Weighted average estimated life	5.5 years	4.6 years	5.4 years

	December 31, 2010	December 31, 2009
Original FICO ® scores:
Greater than 740	48%	49%
701 to 740	24%	24%
661 to 700	19%	18%
621 to 660	8%	8%
Less than 620	1%	1%

	December 31, 2010	December 31, 2009
Original LTV ratio range:
60% or below	20%	20%
Above 60% to 70%	16%	17%
Above 70% to 80%	52%	52%
Above 80% to 90%	7%	6%
Greater than 90%	5%	5%

	December 31, 2010	December 31, 2009
Regional concentrations:
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD and WI)	17%	19%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI and VT)	36%	32%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV)	23%	24%
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT)	12%	13%
West (AK, CA, GU, HI, ID, MT, NV, OR, WA and WY)	12%	12%
Total	100%	100%

Top state concentrations:
Pennsylvania	19%	23%
California	9%	8%
Texas	7%	7%
Virginia	6%	6%
Maryland	6%	6%
Ohio	6%	6%
Other states	47%	44%

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

•
Generally, 95% maximum LTV; all LTV ratio criteria are generally based on the loan purpose, occupancy and borrower citizenship status; all loans with LTV ratios above 80 percent require primary mortgage insurance coverage; and

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI all conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase, at the greater of book value or market value, individual loans which fail these reviews. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are permitted to be repurchased by the PFI. While the repurchase of these government mortgage loans is not required, PFIs have historically exercised their option to repurchase these loans. For the years 2010 and 2009, the total funded amount of repurchased mortgage loans was $23.3 million, or 6.2 percent, and $21.1 million, or 5.0 percent, respectively, of total funded loans.

Layers of Loss Protection. The Bank is required to put a credit enhancement structure in place that assures that the Bank's exposure to credit risk on mortgage loans is no greater than that of a mortgage asset rated at least AA. The PFI must bear a specified portion of the direct economic consequences of actual loan losses on the individual mortgage loans or pool of loans, which may be provided by a credit enhancement obligation or SMI.

Each MPF product structure has various layers of loss protection as presented below.

Layer	Original MPF	MPF Plus
First	Borrower's equity in the property	Borrower's equity in the property
Second (required for mortgage loans with loan-to-value ratios greater than 80%)	Primary mortgage insurance issued by qualified mortgage insurance companies (if applicable)	Primary mortgage insurance issued by qualified mortgage insurance companies (if applicable)
Third	Bank first loss account (FLA)* (allocated amount)	Bank first loss account (FLA)* (upfront amount)
Fourth	PFI credit enhancement amount**	Supplemental mortgage insurance and/or PFI credit enhancement amount, if applicable**
Final	Bank loss	Bank loss
* The FLA either builds over time or is an amount equal to an agreed-upon percentage of the aggregate balance of the mortgage loans purchased. The type of FLA is established by MPF product. The Bank does not receive fees in connection with the FLA.
**The PFI's credit enhancement amount for each pool of loans, together with any primary mortgage insurance or supplemental mortgage insurance coverage, is sized to equal the amount of losses in excess of the FLA to the equivalent of an AA rated mortgage investment.

By credit enhancing each loan pool, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly credit enhancement fee by the Bank. Credit enhancement fees are recorded as an offset to mortgage loan net interest income in the Statement of Operations. For the years ended December 31, 2010, 2009 and 2008, the credit enhancement fees were $5.5 million, $6.5 million and $7.1 million, respectively. Performance based credit enhancement fees paid are reduced by losses absorbed through the FLA, where applicable.

Original MPF. Under Original MPF, the FLA is zero on the day the first loan is purchased and generally increases steadily over the life of the Master Commitment based on the month-end outstanding aggregate principal balance. Loan losses not covered by primary mortgage insurance, but not to exceed the FLA, are deducted from the FLA and recorded as losses by the Bank for financial reporting purposes. Losses in excess of FLA are allocated to the PFI under its credit enhancement obligation for each pool of loans. The PFI is paid a fixed credit enhancement fee for providing this credit enhancement obligation. Loan losses in excess of both the FLA and the credit enhancement amount are unlikely, but if any such losses should occur, they would be recorded as losses by the Bank based on the Bank's participation interest in the master commitment.

MPF Plus. Under MPF Plus, the first layer of losses (following any primary mortgage insurance coverage) is applied to the FLA equal to a specified percentage of the loans in the pool as of the sale date. Any losses allocated to this FLA are the responsibility of the Bank. The PFI obtains additional credit enhancement in the form of a supplemental mortgage insurance policy to cover losses in excess of the deductible of the policy, which is equal to the FLA. Loan losses not covered by the FLA and supplemental mortgage insurance are paid by the PFI, up to the amount of the PFI's credit enhancement obligation, if any, for each pool of loans. If applicable, the PFI is paid a fixed credit enhancement fee and a performance-based fee for providing the credit enhancement obligation. Loan losses applied to the FLA as well as losses in excess of the combined FLA, the supplemental mortgage insurance policy amount, and the PFI's credit enhancement obligation are recorded by the Bank based on the Bank's participation interest. Losses incurred by the Bank up to its exposure under the FLA can be recaptured through the recovery of future performance based credit enhancement fees earned by the PFI. Any loan losses in excess of both the FLA and the credit enhancement would be treated in the same manner as Original MPF. The MPF Plus product is currently not being offered due to a lack of insurers writing new SMI policies.

The following table presents the outstanding balances in the FLAs for the Original MPF and MPF Plus products.

(in millions)	Original MPF	MPF Plus	Total
December 31, 2010	$2.0	$39.1	$41.1
December 31, 2009	$1.6	$41.9	$43.5
December 31, 2008	$1.1	$42.9	$44.0

Mortgage Insurers. The Bank's MPF Program currently has credit exposure to nine mortgage insurance companies to provide both primary mortgage insurance and supplemental mortgage insurance under the Bank's various products. The Bank closely monitors the financial condition of these mortgage insurers.

None of the Bank's mortgage insurers currently maintain a rating of A+ or better by at least one NRSRO. As required by the MPF Program, for ongoing primary mortgage insurance, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement. The MPF Plus product requires supplemental mortgage insurance under the MPF Program but the Bank had no open MPF Plus Master Commitments at December 31, 2010 and has not purchased loans under MPF Plus Commitments since July 2006.

The following tables present unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with greater than 10 percent of primary mortgage insurance as of December 31, 2010 and 2009.

	December 31, 2010
	Rating	Outlook
(in millions)	S&P/Fitch/Moody's	S&P/Fitch/Moody's	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Company (RMIC)	BBB-/BBB-/Ba1	Neg/Neg/Neg	$5.4	$2.0
PMI Mortgage Insurance Co	B+/-/B2	-/-/-	5.4	1.9
Mortgage Guaranty Insurance Corp. (MGIC)	B+/-/Ba3	Neg/-/Pos	4.7	1.8
United Guaranty Residential Insurance Co. (UGRIC) (3)	BBB/-/A3	Stable/-/Neg	2.5	1.0
Other insurance providers			3.6	1.4
Total			$21.6	$8.1

(dollars in millions)	December 31, 2009
	Credit Rating S&P/Fitch/Moody's	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Company (RMIC)	BBB/BBB/BBB	$4.8	$1.8
Mortgage Guaranty Insurance Corp. (MGIC)	CCC/BB/B	4.1	1.6
PMI Mortgage Insurance Co	B/ - /BB	4.1	1.6
United Guaranty Residential Insurance Co. (UGRIC)	BBB/ - / A	2.7	1.0
Radian Guaranty, Inc	B/ - /BB	2.2	0.9
Other insurance providers		2.1	0.9
Total		$20.0	$7.8
Notes:

(1) Represents the unpaid principal balance of conventional loans 90 days or more delinquent or in the process of foreclosure. Assumes primary mortgage insurance in effect at time of origination. Insurance coverage may be discontinued once a certain loan-to-value ratio is met.
(2) Represents the estimated contractual limit for reimbursement of principal losses (i.e., risk in force) assuming the primary mortgage insurance at origination is still in effect. The amount of expected claims under these insurance contracts is substantially less than the contractual limit for reimbursement.
(3) As of March 15, 2011, UGRIC was downgraded to Baa1 with a stable outlook by Moody's.

Banking On Business (BOB) Loans. The Bank offers the BOB loan program, which is targeted to small businesses in the Bank's district. The program's objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development. However, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans. If the business is unable to repay the loan, it may be forgiven at the member's request, subject to the Bank's approval. The entire BOB program is classified as a nonaccrual loan portfolio due to the fact that the Bank has doubt about the ultimate collection of the contractual principal and interest of the loans. Therefore, interest income is not accrued on these loans; income is recognized on a cash basis when received.

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

In the table below, the Total Notional reflects outstanding positions with all counterparties while the credit exposure reflects only those counterparties to which the Bank has net credit exposure at December 31, 2010 and 2009. In addition, the Credit Exposure Net of Cash Collateral represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank after adjusting for all cash collateral, and the Net Credit Exposure represents maximum credit exposure less the protection afforded by any other contractually required collateral held by the Bank.

	December 31, 2010
(dollars in millions) Credit Rating(1)	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AA	$9,046.4	$20.4	$—	$20.4
A	18,358.5	2.3	—	2.3
Subtotal	27,404.9	22.7	—	22.7
Member institutions (2)	21.8	0.1	—	0.1
Total	$27,426.7	$22.8	$—	$22.8

	December 31, 2009
(dollars in millions) Credit Rating(1)	Total Notional	Credit Exposure Net of Cash Collateral	Other Collateral Held	Net Credit Exposure
AA	$16,152.3	$3.4	$—	$3.4
A	36,871.4	4.2	—	4.2
Subtotal	53,023.7	7.6	—	7.6
Member institutions (2)	3.4	—	—	—
Total	$53,027.1	$7.6	$—	$7.6

Note:
(1) Credit ratings reflect the lowest rating from the credit rating agencies. These tables do not reflect changes in any rating, outlook or watch status after December 31, 2010 and December 31, 2009. The Bank measures credit exposure through a process which includes internal credit review and various external factors.
(2) Member institutions include mortgage delivery commitments and derivatives with members where we are acting as an intermediary. Collateral held with respect to derivatives with member institutions represents the minimum amount of eligible collateral physically held by or on behalf of the Bank or eligible collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

At December 31, 2010, five counterparties collectively represented 100 percent of the Bank's total net credit exposure, with three rated AA and two rated A. At December 31, 2009, four counterparties collectively represented 100 percent of the Bank's total net credit exposure, with two rated AA and two rated A. The Bank's total net credit exposure to derivative counterparties, which reflects derivative assets net of cash collateral, was $22.8 million and $7.6 million at December 31, 2010 and 2009, respectively.

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies that are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank's liquidity resources are designed to support these financial strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank's assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Effective March 6, 2009, the Finance Agency provided final guidance requiring the Bank to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the five calendar day contingency liquidity requirement discussed below. The requirement is designed to enhance the Bank's protection against temporary disruptions in access to the FHLBank System debt markets. Longer term contingency liquidity is discussed in the contingency liquidity section below.

Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa/P-1 by Moody's Investor Service, Inc. and AAA/A-1+ by Standard & Poor's. These ratings measure the likelihood of timely payment of principal and interest. At December 31, 2010, the Bank's consolidated obligation bonds outstanding decreased to $34.1 billion compared to $49.1 billion as of December 31, 2009 primarily due to a decline in advance demand. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at December 31, 2010 increased to $13.1 billion compared to $10.2 billion at December 31, 2009, in part to fund the Bank's investment opportunities.

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. From July 2008 through August 2009, market concerns regarding the outlook for the net supply of GSE debt over the short-term, as well as any investments linked to the U.S. housing market, adversely affected access to the unsecured debt markets, particularly for long-term and callable debt. As a result, the Bank experienced an increase in long-term debt funding costs relative to the U.S. Treasury and LIBOR yield curves which reflected both investor reluctance to purchase longer-term obligations and investor demand for high-quality, short-term assets. As these long-term debt spreads widened, the Bank experienced difficulty providing term funding to its members at attractive levels consistent with historical practice. Since August 2009, conditions have improved and the Bank's market access has returned to previous levels.

The Bank's investments also represent a key source of liquidity. Total investments available for liquidation may include trading securities, available-for-sale securities, Federal funds sold and certificates of deposit. Trading securities and available-for-sale securities are reported at fair value. These amounts were $10.2 billion at December 31, 2010, compared to $9.8 billion at December 31, 2009. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasuries, TLGP investments, U.S. agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. The Bank utilizes repurchase transactions as a contingent source of liquidity. The Bank does not actively engage in repurchase transactions, nor does it utilize them as a method to improve the appearance of its financial results. In addition, U.S. Treasuries may be used as collateral for derivative counterparty obligations in lieu of cash.

For further information on the Bank's liquidity risks, see additional discussion in Item 1A. Risk Factors entitled “The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank's liquidity. In addition, if the Bank's ability to access the long-term debt markets would be limited, this may have a material adverse effect on its liquidity, results of operations and financial condition, as well as its ability to fund operations, including advances.” in the Bank's 2010 Annual Report filed on this Form 10-K.

Deposit Reserves. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2010, decreased to $1.2 billion from $1.3 billion at December 31, 2009. Factors that generally influence deposit levels include turnover in members' investment securities portfolios, changes in member demand for liquidity primarily due to member institution deposit growth, the slope of the yield curve and the Bank's deposit pricing as compared to other short-term money market rates. Fluctuations in this source of the Bank's funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies, or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2010 and 2009, excess deposit reserves were $22.9 billion and $32.8 billion, respectively.

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions, operational disruptions at other FHLBanks or the OF, or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a Liquidity and Funds Management Policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and (4) if necessary, allowing loans to mature without renewal. The Bank's GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access. The Bank was in compliance with this requirement at December 31, 2010.

Additionally, consistent with regulatory requirements, the Bank's liquidity and funds management policy has historically required the Bank to hold contingency liquidity sufficient to meet the Bank's estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank's liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank's ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank's access to the capital markets has never been interrupted to the extent the Bank's ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, available-for-sale securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2010 and December 31, 2009, excess contingency liquidity was approximately $13.1 billion and $12.9 billion, respectively.

Repurchases of Excess Capital Stock. In the past, the Bank also retained liquidity to repurchase a member's capital stock, upon request and at the Bank's sole discretion, at par value as long as the repurchase would not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. Up through late 2008, it had been the Bank's practice to routinely (monthly) repurchase capital stock in excess of a member's minimum investment requirement. As a result, increases and decreases in capital stock remained generally in line with changes in the borrowing patterns of members. On December 23, 2008, the Bank announced its decision to voluntarily suspend the repurchase of excess capital stock until further notification in an effort to preserve capital and there were no repurchases until October 2010. The Bank repurchased approximately $200 million on October 29, 2010 and another approximately $200 million on February 23, 2011. Additionally, as of December 31, 2010 and 2009, the Bank had outstanding capital redemption requests of $34.2 million and $8.3 million, respectively. See Note 17 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K for additional information.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates; and (6) other securities that are assigned a rating or assessment by a credit rating agency that is equivalent or higher than the rating or assessment assigned by the credit rating agency to the consolidated obligations. As of December 31, 2010 and 2009, the Bank held total non-pledge qualifying assets in excess of total consolidated obligations of $5.7 billion and $5.6 billion, respectively.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, i.e., those issued on its behalf, the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 14 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Annual Report filed on this Form 10-K for additional information

On October 25, 2010, the FHLBank of Seattle and the Finance Agency entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order). Among other things, the Consent Order includes certain prohibitions on dividends and requires the FHLBank Seattle to undertake an asset improvement program and submit a capital repurchase plan to the Finance Agency. The Consent Order also establishes a stabilization period that ends with the filing of the FHLBank of Seattle’s June 30, 2011 financial statements with the Securities and Exchange Commission. During this period, the FHLBank of Seattle’s classification as "undercapitalized" will remain in place with the FHLBank of Seattle subject to the continuing prohibitions on stock redemptions and repurchases. Subsequently, the FHLBank of Seattle may begin repurchasing member stock at par upon achieving and maintaining financial thresholds established by the Finance Agency as part of its supervisory process. Any stock repurchases and redemptions and dividend payments will be subject to Finance Agency approval.

FHLBank of Chicago entered into a consensual cease and desist order (C&D Order) with its then-regulator, the Finance Board, on October 10, 2007 and an amendment thereto as of July 24, 2008. Capital stock repurchases and redemptions, including redemptions upon membership withdrawal or termination, are addressed in the C&D Order, as amended.

The Bank believes that the above-mentioned actions do not materially increase the risk to the Bank under its joint and several liability obligation. Management continues to perform appropriate due diligence as well as closely monitor any developments in the financial condition and regulatory status of both FHLBank of Seattle and Chicago. However, while supervisory orders and agreements are sometimes publicly announced, the Bank cannot provide assurance that it has been informed or will be informed of regulatory actions taken at other FHLBanks that may impact the Bank's risk.

The Bank’s total consolidated obligation bonds and discount notes represented 5.9 percent and 6.3 percent of total FHLBank System consolidated obligations as of December 31, 2010 and 2009, respectively. For the FHLBank System, total par value of consolidated obligations were $796.4 billion and $930.6 billion as of December 31, 2010 and 2009, respectively.

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments.

	December 31, 2010			December 31, 2009
	Consolidated Obligations			Consolidated Obligations
		Discount			Discount
(in millions)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$93,926.6	$23,919.3	$117,845.9	$120,172.4	$17,130.4	$137,302.8
Boston	34,800.7	18,527.0	53,327.7	35,617.3	22,281.4	57,898.7
Chicago	58,274.8	18,432.5	76,707.3	58,741.6	22,144.3	80,885.9
Cincinnati	30,550.4	35,008.4	65,558.8	41,087.7	23,188.8	64,276.5
Dallas	31,078.1	5,132.6	36,210.7	51,171.5	8,764.9	59,936.4
Des Moines	43,609.2	7,208.7	50,817.9	50,322.6	9,418.9	59,741.5
Indianapolis	31,779.7	8,926.2	40,705.9	35,790.6	6,251.7	42,042.3
New York	70,982.0	19,394.5	90,376.5	73,357.9	30,838.1	104,196.0
Pittsburgh	33,705.9	13,085.0	46,790.9	48,808.8	10,210.0	59,018.8
San Francisco	119,593.2	19,539.6	139,132.8	159,929.1	18,257.4	178,186.5
Seattle	32,302.6	11,597.3	43,899.9	29,678.4	18,502.9	48,181.3
Topeka	21,292.6	13,706.8	34,999.4	27,361.8	11,588.3	38,950.1
Total FHLBank System	$601,895.8	$194,477.9	$796,373.7	$732,039.7	$198,577.1	$930,616.8

Operating and Business Risks

Operating Risk. Operating risk is defined as the risk of unexpected loss resulting from human error, systems malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls. The Bank has established operating policies and procedures to manage each of the specific operating risks, which are categorized as compliance, fraud, legal, information and personnel. The Bank's Internal Audit department, which reports directly to the Audit Committee of the Bank's Board, regularly monitors compliance with established policies and procedures. Management continually monitors the effectiveness of the internal control environment and takes action as appropriate to enhance the environment. Some operating risk may also result from external factors which are beyond the Bank's control, such as the failure of other parties with which the Bank conducts business to adequately address their own operating risks. Governance over the management of operating risks takes place through the Bank's Risk Management Committee. Business areas retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has developed an operating risk management framework, which includes key risk indicators.

In addition to the particular risks and challenges that the Bank faces, the Bank also experiences ongoing operating risks that are similar to those of other large financial institutions. For example, the Bank is exposed to the risk that a catastrophic event, such as a terrorist event or a natural disaster, could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate this risk, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from, although in the same metropolitan area as, the main office. The Bank also has a reciprocal backup agreement in place with the FHLBank Des Moines to provide short-term loans and debt servicing in the event that both of the Pittsburgh facilities are inoperable. The results of the Bank's periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

The Bank maintains insurance coverage for employee misappropriation, as well as director and officer liability protection. Additionally, comprehensive insurance coverage is currently in place for electronic data-processing equipment and software, personal property, leasehold improvements, property damage and personal injury. The Bank maintains additional insurance protection as deemed appropriate. The Bank regularly reviews its insurance coverages for adequacy as well as the financial claims paying ability of its insurance carrier.

Business Risk. Business risk is the risk of an adverse impact on the Bank's profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to: continued financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-Bank competition, weakening of the FHLBank System's GSE status, changes in the deposit and mortgage markets for the Bank's members, and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives. The Bank's Risk Management Committee monitors economic indicators and the external environment in which the Bank operates and attempts to mitigate this risk through long-term strategic planning.

A discussion of various Bank risks is included in the Item 1A. Risk Factors in the Bank's 2010 Annual Report filed on this Form 10-K.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of Item 7. Management’s Discussion and Analysis in Part II of the Bank's 2010 Annual Report filed on this Form 10-K.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on its assessment, management of the Bank determined that as of December 31, 2010, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2010, has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of the Federal Home Loan Bank of Pittsburgh:

In our opinion, the accompanying statements of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Pittsburgh (the FHLBank) at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our audits (which were integrated audits in 2010 and 2009). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1, effective January 1, 2009, the FHLBank adopted guidance that revises the recognition and reporting requirements for other-than-temporary impairments of debt securities classified as either available-for-sale or held-to-maturity.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/  PricewaterhouseCoopers LLP

Pittsburgh, PA
March 18, 2011

Financial Statements for the Years Ended 2010, 2009 and 2008
Federal Home Loan Bank of Pittsburgh
Statement of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2010	2009	2008
Interest income:
Advances	$307,484	$606,825	$2,141,142
Prepayment fees on advances, net	20,593	5,245	9,314
Interest-bearing deposits	807	11,232	9,570
Federal funds sold	7,610	3,036	77,102
Trading securities (Note 4)	3,231	13,539	474
Available-for-sale securities	164,635	70,586	1,304
Held-to-maturity securities	228,046	456,317	796,896
Mortgage loans held for portfolio	242,217	281,037	316,018
Loans to other FHLBanks	—	—	14
Total interest income	974,623	1,447,817	3,351,834
Interest expense:
Consolidated obligations - discount notes	19,461	42,090	686,031
Consolidated obligations - bonds	720,831	1,140,322	2,348,602
Deposits	956	1,331	34,887
Mandatorily redeemable capital stock	—	—	148
Other borrowings	64	65	241
Total interest expense	741,312	1,183,808	3,069,909
Net interest income before provision (benefit) for credit losses	233,311	264,009	281,925
Provision (benefit) for credit losses	(2,423)	(2,562)	7,115
Net interest income after provision (benefit) for credit losses	235,734	266,571	274,810
Other income (losses):
Total OTTI losses (Note 7)	(22,598)	(1,043,694)	—
Net amount of impairment losses reclassified to/(from) AOCI (Note 7)	(135,846)	815,174	—
Net OTTI losses (Note 7)	(158,444)	(228,520)	—
Realized losses on OTTI securities	—	—	(266,001)
Net gains (losses) on trading securities (Note 4)	(291)	1,261	(706)
Net realized gains (losses) from sale of AFS securities (Note 5)	8,331	(2,178)	—
Net realized gains from sale of HTM securities (Note 6)	—	1,799	—
Net gains (losses) on derivatives and hedging activities (Note 11)	(4,726)	12,020	66,274
Contingency reserve (Note 21)	—	(35,314)	—
Losses on early extinguishment of debt	(12,290)	—	—
Service fees	2,573	2,491	3,193
Other, net	8,709	8,729	5,026
Total other income (loss)	(156,138)	(239,712)	(192,214)
Other expense:
Compensation and benefits expense	38,508	33,267	30,450
Other operating expense	23,155	25,352	20,089
Finance Agency expense	3,741	3,157	3,045
Office of Finance expense	2,891	2,540	2,587
Total other expense	68,295	64,316	56,171
Income (loss) before assessments	11,301	(37,457)	26,425
Affordable Housing Program	922	—	2,186
REFCORP	2,076	—	4,850
Total assessments	2,998	—	7,036
Net income (loss)	$8,303	$(37,457)	$19,389
Earnings (loss) per share:
Wtd avg shares outstanding (excludes mandatorily redeemable capital stock)	40,293	40,049	40,274
Basic and diluted earnings (loss) per share	$0.21	$(0.93)	$0.48
Dividends per share	n/a	n/a	$3.60
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition

	December 31,
(in thousands, except par value)	2010	2009
ASSETS
Cash and due from banks (Note 3)	$143,393	$1,418,743
Interest-bearing deposits	10,094	7,571
Federal funds sold	3,330,000	3,000,000
Investment securities:
Trading securities (Note 4)	1,135,981	1,286,205
Available-for-sale securities, at fair value (Note 5)	2,217,793	2,397,303
Held-to-maturity securities; fair value of $11,935,749 and $10,106,225, respectively (Note 6)	12,057,761	10,482,387
Total Investment securities	15,411,535	14,165,895
Advances (Note 8)	29,708,439	41,177,310
Mortgage loans held for portfolio (Note 9), net of allowance for credit losses of $3,150 and $2,680, (Note 10)	4,483,059	5,162,837
Banking on Business loans, net of allowance for credit losses of $5,753 and $9,481, respectively (Note 10)	14,154	11,819
Accrued interest receivable	153,458	229,005
Prepaid REFCORP assessment (Note 16)	37,565	39,641
Premises, software and equipment, net (Note 12)	19,300	21,707
Derivative assets (Note 11)	22,799	7,662
Other assets	52,931	48,672
Total assets	$53,386,727	$65,290,862

Federal Home Loan Bank of Pittsburgh
Statement of Condition (continued)

	December 31,
(in thousands, except par value)	2010	2009
LIABILITIES AND CAPITAL
Liabilities
Deposits: (Note 13)
Interest-bearing	$1,128,264	$1,257,717
Noninterest-bearing	38,736	26,613
Total deposits	1,167,000	1,284,330
Consolidated obligations, net: (Note 14)
Discount notes	13,082,116	10,208,891
Bonds	34,129,294	49,103,868
Total consolidated obligations, net	47,211,410	59,312,759
Mandatorily redeemable capital stock (Note 17)	34,215	8,256
Accrued interest payable	167,962	301,495
Affordable Housing Program (Note 15)	13,602	24,541
Derivative liabilities (Note 11)	607,911	623,524
Other liabilities	23,745	22,844
Total liabilities	49,225,845	61,577,749
Commitments and contingencies (Note 21)	—	—
Capital (Note 17)
Capital stock - putable ($100 par value) issued and outstanding shares:
39,869 and 40,181 shares in 2010 and 2009, respectively	3,986,932	4,018,065
Retained earnings	397,291	388,988
Accumulated other comprehensive income (loss) (AOCI):
Net unrealized loss on available-for-sale securities	(962)	(2,020)
Net noncredit portion of OTTI losses on available-for-sale securities	(222,533)	(691,503)
Net unrealized gain relating to hedging activities	270	264
Pension and post-retirement benefits	(116)	(681)
Total AOCI	(223,341)	(693,940)
Total capital	4,160,882	3,713,113
Total liabilities and capital	$53,386,727	$65,290,862
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows

	Year Ended December 31,
(in thousands)	2010	2009	2008
OPERATING ACTIVITIES
Net income (loss)	$8,303	$(37,457)	$19,389
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	23,282	(235,348)	(285,293)
Change in net fair value adjustment on derivative and hedging activities	49,013	386,534	28,169
OTTI credit losses	158,444	228,520	266,001
Loss on extinguishment of debt	12,290	—	—
Other adjustments	(10,762)	(2,178)	7,126
Net change in:
Trading securities	150,224	(779,398)	(499,215)
Accrued interest receivable	75,543	205,077	95,230
Other assets	(2,041)	37,785	(45,880)
Accrued interest payable	(133,530)	(192,583)	(63,807)
Other liabilities(1)	(7,704)	(18,572)	(79,023)
Total adjustments	314,759	(370,163)	(576,692)
Net cash provided by (used in) operating activities	$323,062	$(407,620)	$(557,303)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(2,523), $(5,178) and $(1,089) from other FHLBanks for mortgage loan program)	$138,854	$6,033,972	$(6,471,170)
Federal funds sold	(330,000)	(1,750,000)	3,475,000
Loans to other FHLBanks	—	—	500,000
Premises, software and equipment	(3,371)	(4,617)	(3,081)
AFS securities:
Proceeds (includes $234,586, $5,616 and $0 from sales of AFS securities)	838,229	215,386	7,255
Purchases	—	(2,300)	—
HTM securities:
Net change in short-term	(450,000)	(400,000)	3,058,507
Proceeds from long-term	2,198,214	3,417,038	3,059,092
Purchases of long-term	(3,657,526)	(1,791,609)	(1,372,234)
Advances:
Proceeds	95,170,646	139,136,673	1,382,585,116
Made	(83,745,452)	(119,327,752)	(1,374,295,150)
Mortgage loans held for portfolio:
Proceeds	1,056,723	1,413,868	772,968
Purchases	(386,439)	(427,337)	(735,750)
Net cash provided by investing activities	$10,829,878	$26,513,322	$10,580,553

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2010	2009	2008
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(109,875)	$(211,876)	$(952,337)
Net payments for derivative contracts with financing elements	(148,666)	(209,043)	277,892
Net proceeds from issuance of consolidated obligations:
Discount notes	78,071,007	139,008,524	746,658,788
Bonds (none from other FHLBanks)	14,452,478	26,224,097	32,575,039
Payments for maturing and retiring consolidated obligations:
Discount notes	(75,200,440)	(151,629,431)	(758,393,771)
Bonds (including $744,193 transferred to other FHLBanks)	(29,487,620)	(37,976,756)	(30,031,218)
Proceeds from issuance of capital stock	195,429	39,949	4,547,000
Payments for repurchase/redemption of mandatorily redeemable capital stock	(5,699)	—	(53,663)
Payments for redemption/repurchase of capital stock	(194,904)	—	(4,505,626)
Cash dividends paid	—	—	(145,165)
Net cash (used in) financing activities	$(12,428,290)	$(24,754,536)	$(10,023,061)
Net (decrease) increase in cash and cash equivalents	$(1,275,350)	$1,351,166	$189
Cash and cash equivalents at beginning of the period	1,418,743	67,577	67,388
Cash and cash equivalents at end of the period	$143,393	$1,418,743	$67,577
Supplemental disclosures:
Interest paid during the period	$886,208	$1,553,665	$2,716,434
AHP payments, net	11,861	18,851	18,706
REFCORP assessments paid	—	—	61,168
Transfers of mortgage loans to real estate owned	20,373	18,907	8,290
Non-cash transfer of OTTI HTM securities to AFS	319,194	2,243,739	—
Note:
(1)Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital

	Capital Stock - Putable
(in thousands)	Shares		Par Value	Retained Earnings	AOCI	Total Capital
Balance December 31, 2007	39,947		$3,994,732	$296,260	$(6,304)	$4,284,688
Proceeds from sale of capital stock	45,470		4,547,000	—	—	4,547,000
Repurchase/redemption of capital stock	(45,056)		(4,505,626)	—	—	(4,505,626)
Net shares reclassified to mandatorily redeemable capital stock	(544)		(54,418)	—	—	(54,418)
Comprehensive income (loss):
Net income	—		—	19,389	—	19,389
Other comprehensive income (loss):
Net unrealized (loss) on AFS securities:
Unrealized (loss)	—		—	—	(15,464)	(15,464)
Reclassification adjustment for losses included in net income relating to AFS securities	—		—	—	2,842	2,842
Reclassification adjustment for losses (gains) included in net income relating to hedging activities	—		—	—	2,031	2,031
Pension and postretirement benefits	—		—	—	(410)	(410)
Total comprehensive income (loss)	—		—	19,389	(11,001)	8,388
Cash dividends on capital stock	—		—	(145,165)	—	(145,165)
Balance December 31, 2008	39,817		$3,981,688	$170,484	$(17,305)	$4,134,867
Cumulative effect of adjustments to opening balance relating to amended OTTI guidance	—		$—	$255,961	$(255,961)	$—
Proceeds from sale of capital stock	399		39,949	—	—	39,949
Net shares reclassified to mandatorily redeemable capital stock	(35)		(3,572)	—	—	(3,572)
Comprehensive income (loss):
Net loss	—		—	(37,457)	—	(37,457)
Other comprehensive income (loss):
Net unrealized gains on AFS securities:
Unrealized gains	—		—	—	10,345	10,345
Reclassification adjustment for losses included in net income related to AFS securities	—	—	—	—	2,178	2,178
Net noncredit portion of OTTI losses on AFS securities:
Noncredit portion of OTTI losses including noncredit OTTI losses transferred from HTM securities and subsequent fair value adjustments	—		—	—	(821,123)	(821,123)
Reclassification of noncredit portion of impairment losses included in net income	—		—	—	132,462	132,462
Net noncredit portion of OTTI losses on HTM securities:
Noncredit portion of OTTI losses	—		—	—	(961,443)	(961,443)
Reclassification of noncredit portion of OTTI losses included in net income	—		—	—	24,664	24,664
Accretion of noncredit portion of OTTI losses	—		—	—	31,175	31,175
Reclassification of noncredit portion of OTTI losses from HTM securities to AFS securities	—		—	—	1,158,723	1,158,723
Reclassification adjustment for losses (gains) included in net income relating to hedging activities	—		—	—	1,149	1,149
Pension and postretirement benefits	—		—	—	1,196	1,196
Total comprehensive loss	—		—	(37,457)	(420,674)	(458,131)
Balance at December 31, 2009	40,181		$4,018,065	$388,988	$(693,940)	$3,713,113

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (continued)

	Capital Stock - Putable
(in thousands)	Shares	Par Value	Retained Earnings	AOCI		Total Capital
Balance at December 31, 2009	40,181	$4,018,065	$388,988	$(693,940)		$3,713,113
Proceeds from sale of capital stock	1,954	$195,429	—	—		$195,429
Repurchase/redemption of capital stock	(1,949)	(194,904)				(194,904)
Net shares reclassified to mandatorily redeemable capital stock	(317)	(31,658)	—	—		(31,658)
Comprehensive income (loss):
Net income	—	—	8,303	—		8,303
Other comprehensive income (loss):
Net unrealized gains on AFS securities:
Unrealized gains	—	—	—	1,058		1,058
Net noncredit portion of OTTI losses on AFS securities:
Noncredit portion, including losses transferred from HTM and subsequent fair value adjustments	—	—	—	(19,614)		(19,614)
Reclassification adjustment for gains included in net income	—	—	—	(8,331)		(8,331)
Reclassification of noncredit portion of OTTI losses included in net income				155,460		155,460
Unrealized gains - noncredit portion				341,455		341,455
Net noncredit portion of OTTI losses on HTM securities:
Noncredit portion of OTTI losses	—	—	—	(19,614)		(19,614)
Reclassification of noncredit portion of OTTI losses to AFS securities	—	—	—	19,614		19,614
Reclassification adjustment for losses (gains) included in net income relating to hedging activities	—	—	—	6		6
Pension and postretirement benefits	—	—	—	565		565
Total comprehensive income (loss)	—	—	8,303	470,599		478,902
Balance at December 31, 2010	39,869	$3,986,932	$397,291	$(223,341)	—	$4,160,882

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

All members must purchase stock in the Bank. The amount of capital stock members own was previously based on outstanding loans, unused borrowing capacity and principal balance of residential mortgage loans previously sold to the Bank. The Bank’s Capital Plan was amended effective July 1, 2010. All members will be required to fully transition to the amended Capital Plan by the first Membership Asset Value re-calculation date of April 10, 2011. See discussion regarding details of the Amended Capital Plan in the Capital Resources discussion in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K. In addition, the Amended Capital Plan was filed as Exhibit 4.1.1 to the Second Quarter 2010 quarterly report filed on Form 10-Q on August 9, 2010. The Bank considers those members with capital stock outstanding in excess of 10 percent of total capital stock outstanding to be related parties. See Note 19 for additional information.

The Federal Housing Finance Board, an independent agency in the executive branch of the U.S. government, supervised and regulated the FHLBanks and the Office of Finance (OF) through July 29, 2008. With the passage of the Housing Act, the Finance Agency was established and became the new independent Federal regulator of the FHLBanks, effective July 30, 2008. The mission of the Finance Agency, the FHLBanks’ independent Federal regulator, is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. The OF is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all twelve FHLBanks. Each FHLBank operates as a separate entity with its own management, employees and board of directors. The Bank does not consolidate any off-balance sheet special-purpose entities (SPEs) or other conduits.

As provided by the Act, as amended, or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the MPF Program and purchase certain investments. See Note 14 for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

The accounting and financial reporting policies of the Bank conform to GAAP. Preparation of the audited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this annual audited financial information.

Notes to Financial Statements (continued)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

Cash Flows. In the Statement of Cash Flows, the Bank considers noninterest-bearing cash and due from banks as cash and cash equivalents. Federal funds sold are not treated as cash equivalents for purposes of the Statement of Cash Flows, but are instead treated as short-term investments and are reflected in the investing activities section of the Statement of Cash Flows.

Reclassifications. Certain prior period amounts have been reclassified to conform to the financial statement presentation for the year ended December 31, 2010.

Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make assumptions and estimates. These assumptions and estimates affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. Actual results could differ from these estimates significantly.

Fair Value. The fair value amounts, recorded on the Statement of Condition and presented in the notes to these audited financial statements, have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2010 and 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 20 to these audited financial statements for more information.

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits include certificates of deposit and bank notes not meeting the definition of a security. The Bank has the ability to sell Federal funds to eligible counterparties. These funds are usually sold for one-day periods, but can have longer terms for up to one year. The Bank treats securities purchased under agreements to resell as collateralized financings.

Investment Securities. The Bank classifies investment securities as trading, held-to-maturity (HTM) or available-for-sale (AFS) at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are carried at fair value. The Bank records changes in the fair value of these investment securities through other income as “Net gains (losses) on trading securities.” Finance Agency regulation and the Bank's risk management policy prohibit the speculative use of these instruments.

Held-to-Maturity. Securities that the Bank has both the ability and intent to hold to maturity are classified as HTM and are carried at amortized cost, adjusted for periodic principal repayments, amortization of premiums and accretion of discounts.

Available-for-Sale. Securities that are not classified as HTM or trading are classified as AFS and carried at fair value. The Bank records changes in the fair value of these securities in accumulated other comprehensive income (loss) (AOCI) as “Net unrealized gains (losses) on available-for-sale securities.”

Certain changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer a HTM security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, sales of debt securities that meet either of the following two conditions may be considered maturities for purposes of the classification of securities: (1) the sale occurs near enough (within three months) to its maturity date (or call date if exercise of the call is probable) that interest rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security's fair value; or (2) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85 percent) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

Premiums and Discounts. The Bank amortizes purchased premiums and accretes purchased discounts on investment securities

Notes to Financial Statements (continued)

using the contractual level-yield methodology (contractual method). The contractual method recognizes the income effects of premiums and discounts over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior. The basis adjustments (BAs) on investment securities, such as those resulting from hedging activities, are amortized or accreted to earnings using the contractual method.

Gains and Losses on Sales. The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other income (loss).

MPF Shared Funding Program. The Bank, along with several other FHLBanks, participated in the MPF Shared Funding Program, which is administered by an unrelated third party. This program allows mortgage loans originated through the MPF Program and related credit enhancements (CE) to be sold to a third-party-sponsored trust and “pooled” into securities. The FHLBank of Chicago purchased the AMA-eligible securities, which were rated at least AA, and the Bank purchased a portion of the investments from FHLBank of Chicago at the original transaction closing.

The Bank applies consolidation accounting principles to investments in variable interest entities, including the Shared Funding Program, and has concluded that the Bank does not need to consolidate these investments. MPF Shared Funding securities were issued by a special purpose entity (SPE) that was sponsored by One Mortgage Partners Corp., a subsidiary of JP Morgan Chase. These securities are not publicly traded or guaranteed by any of the FHLBanks. The Bank sold no mortgage loans into the third-party sponsored trust. The Bank does not act as a servicer for the mortgage loans held by the SPE. The Bank's involvement was as a purchaser of the AMA-eligible securities. The Bank does not provide any liquidity or credit support to the Shared Funding Program. The Bank's maximum loss exposure to the MPF Shared Funding securities is limited to the carrying value of the securities. The Bank does not consolidate the MPF Shared Funding securities.

Investment Securities - Other-Than-Temporary Impairment. The Bank evaluates its individual AFS and HTM securities in unrealized loss positions for other-than-temporary impairment (OTTI) on a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost. The Bank considers an OTTI to have occurred under any of the following circumstances:

•	The Bank has an intent to sell the impaired debt security;

•	If, based on available evidence, the Bank believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•	The Bank does not expect to recover the entire amortized cost basis of the impaired debt security.

Recognition of OTTI. If either of the first two conditions above is met, the Bank recognizes an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the Statement of Condition date. For securities in an unrealized loss position that meet neither of the first two conditions, the Bank performs an analysis to determine if it will recover the entire amortized cost basis of each of these securities that includes a cash flow test for private-label mortgage-backed securities (MBS). The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security to determine whether a credit loss exists. If there is a credit loss (the amount that the amortized cost basis of the debt security is in excess of the present value of the cash flows expected to be collected), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in accumulated other comprehensive income (loss) (AOCI), which is a component of capital. The total OTTI is presented in the Statement of Operations with an offset for the amount of the total OTTI that is recognized in AOCI.

Accounting for OTTI Recognized in AOCI. For subsequent accounting of OTTI securities, if the present value of cash flows expected to be collected is less than the amortized cost basis, the Bank would record an additional OTTI. The amount of total OTTI for an AFS or HTM security that was previously impaired is determined as the difference between its amortized cost less the amount of OTTI recognized in AOCI prior to the determination of OTTI and its fair value. For certain OTTI securities that were previously impaired and have subsequently incurred additional credit losses during 2010, the additional credit losses, up to the amount in AOCI, were reclassified out of noncredit losses in AOCI and charged to earnings. The Bank adjusts the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.

Subsequent related increases and decreases (if not an additional OTTI credit loss) in the fair value of AFS securities will be netted against the non-credit component of OTTI recognized previously in AOCI. For debt securities classified as HTM, the OTTI recognized in AOCI is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash

Notes to Financial Statements (continued)

flows expected to be collected).

Impairment of Beneficial Interests. The Bank only acquired private label MBS that were believed to be of high credit quality at acquisition, and thus these investments were not initially subject to the incremental impairment guidance for certain beneficial interests in securitized financial assets, specifically those that were not of “high credit quality.” Accounting guidance does not specifically address whether impairments or credit downgrades subsequent to acquisition require the application of the incremental impairment guidance to a beneficial interest that was not in scope at the time of purchase. The Bank has made a policy decision to not reassess application of the incremental accounting guidance after acquisition. Accounting prior to 2009. Prior to adoption of current accounting guidance for OTTI on investment securities, if an impairment was determined to be other-than-temporary, an impairment loss was recognized in earnings in an amount equal to the entire difference between the security's amortized cost basis and its fair value at the Statement of Condition date of the reporting period for which the assessment was made. The Bank would conclude that a loss was other-than-temporary if it was probable that the Bank would not receive all of the investment security's contractual cash flows. As part of this analysis, the Bank had to assess its intent and ability to hold a security until recovery of any unrealized losses. For full year 2008, the Bank recorded $266.0 million of OTTI charges on its investment portfolio. The Bank adopted the amended OTTI guidance as of January 1, 2009, and recognized the effects of adoption as a change in accounting principle. The Bank recognized the $255.9 million cumulative effect of initial application of this guidance as an adjustment to its retained earnings at January 1, 2009, with an offsetting adjustment to AOCI.

Advances. The Bank reports advances (loans to members and housing associates), at amortized cost net of premiums, discounts (including discounts related to Affordable Housing Program (AHP)) and hedging adjustments). The Bank amortizes/accretes premiums and discounts and recognizes hedging adjustments on advances to interest income using a level-yield methodology over its contractual term. The Bank credits interest on advances to income as earned.

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

Advance Modifications. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the net present value of cash flows of the new advance to the net present value of cash flows remaining on the existing advance. If there is at least a 10 percent difference in the net present value of cash flows or if the Bank concludes the difference between the advances are more than minor based on qualitative assessment of the modifications made to the advance's original contract terms, the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification.

Prepayment Fees.  The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. The Bank records prepayment fees net of BAs related to hedging activities included in the book basis of the advance. In the Statement of Operations, prepayment fees are recorded to “Prepayment fees on advances, net.”

If a new advance does not qualify as a modification of an existing advance, it is treated as an advance termination and any prepayment fee, net of hedging adjustments, is recorded to “Prepayment fees on advances, net” in the interest income section of the Statement of Income.

If a new advance qualifies as a modification of an existing advance, any prepayment fee, net of hedging adjustments, is deferred, recorded in the basis of the modified advance, and amortized using a level-yield methodology over the life of the modified advance to advance interest income. If the modified advance is hedged and meets hedge accounting requirements, the modified advance is marked to benchmark fair value, and subsequent fair value changes that are attributable to the hedged risk are recorded in other income.

Mortgage Loans Held for Portfolio. The Bank participates in the MPF Program under which the Bank invests in government-guaranteed and -insured residential mortgage loans (those insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service (RHS) of the Department of Agriculture and/or the Department of Housing and Urban Development (HUD)) and conventional residential mortgage loans, which are purchased from members considered participating financial institutions (PFIs). The Bank manages the liquidity, interest-rate risk (including prepayment risk) and optionality of the loans, while the PFI retains the marketing and servicing activities. The Bank and the PFI share in the credit risk of the conventional loans with the Bank assuming the first loss obligation limited by the first loss account (FLA), while the PFI assumes credit losses in excess of the FLA, referred to as credit enhancement (CE) obligation, up to the amount of the CE

Notes to Financial Statements (continued)

obligation as specified in the master agreement. The Bank assumes losses in excess of the CE obligation.

The Bank classifies mortgage loans as held for portfolio. Accordingly, these mortgage loans are reported net of premiums, discounts, deferred loan fees or costs, hedging adjustments, and the allowance for credit losses. The Bank has the intent and ability to hold these mortgage loans in portfolio for the foreseeable future.

Premiums and Discounts. The Bank defers and amortizes/accretes mortgage loan premiums paid to and discounts received from the Bank's participating members, deferred loan fees or costs, and hedging BAs to interest using the contractual method.

Credit Enhancement (CE) Fees. The CE is a contractually specified obligation on the part of the PFI, which ensures the retention of a portion of the credit risk on loans it sells to the Bank. The CE obligation must be at a sufficient level to ensure that the Bank's risk of loss is limited to losses of an investment-grade investor. The PFI receives a credit enhancement fee from the Bank, based upon the remaining unpaid principal balance, for managing this portion of the inherent risk in the loans. The Bank records CE fees paid to PFI's as a reduction to mortgage loan interest income. Under the MPF Program, the PFI's CE protection level may take the form of the CE amount and/or the PFI may contract for a contingent performance-based credit enhancement fee whereby such fees are reduced by losses up to a certain amount arising under the master commitment. To the extent that current month losses exceed current month performance-based CE fees, the remaining losses may be recoverable by recapturing certain future periods' CE fees payable to the PFI. The required CE obligation amount may vary depending on the product alternatives selected.

Other Fees. The Bank may receive certain non-origination fees, such as delivery commitment extension fees, pair-off fees and price adjustment fees. Delivery commitment extension fees are received when a PFI requests to extend the period of the delivery commitment beyond the original stated maturity and are recorded as part of the mark-to-market of the delivery commitment derivatives, and as such, eventually become BAs to the mortgage loans funded as part of the delivery commitment. Pair-off fees are received when the amount of mortgages purchased is less than or greater than the specified percentage of the delivery commitment. Pair-off fees attributable to mortgage loans delivered greater than the specified percentage of the delivery commitment amount represent purchase price adjustments and become part of the basis of the purchased mortgage loans. Pair-off fees attributable to mortgage loans not delivered are reported as other income when received.

Banking on Business (BOB) Loans. The Bank's BOB loan program to members is targeted to small businesses in the Bank's district of Delaware, Pennsylvania and West Virginia. The program's objective is to assist in the growth and development of small business, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. Therefore, the accounting for the program follows the provisions of loan accounting whereby an asset (loan receivable) is recorded for disbursements to members and an allowance for credit losses is estimated and established through provision for credit losses. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans as stated in the agreements. If the business is unable to repay the loan, it may be forgiven at the member's request, subject to the Bank's approval, at which time the BOB loan is written off. Based on the nature of the BOB program as described above, the Bank has doubt about the ultimate collection of contractual principal and interest of the BOB loans. Therefore, for accounting purposes, the BOB program is classified as a nonperforming loan portfolio and interest income is not accrued on these loans. Instead, income is recognized on a cash basis after full collection of principal.

Allowance for Credit Losses. Establishing Allowance for Credit Loss. An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if necessary, to provide for probable losses inherent in the Bank's portfolio as of the Statement of Condition date. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. See Note 10 to these audited financial statements for details on each allowance methodology.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for: (1) advances, letters of credit and other extensions of credit to members, collectively referred to as Total Credit Products (TCP); (2) government-guaranteed or -insured mortgage loans held for portfolio; (3) conventional MPF loans held for portfolio; and (4) BOB loans.

Classes of Finance Receivables. Classes of finance receivables generally are a disaggregation of a portfolio segment to the extent that it is needed to understand the exposure to credit risk arising from these financing receivables. The Bank determined that no further disaggregation of the remaining portfolio segments identified above is needed as the credit risk arising from those financing receivables is assessed and measured by the Bank at the portfolio segment level.

Notes to Financial Statements (continued)

Mortgage Loans Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the mortgage loan agreement.

Loans that are on nonaccrual status and are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid balance on the loan. Interest income on impaired loans is recognized in the same manner as nonaccrual loans noted below.

Nonaccrual Mortgage Loans. The Bank places a conventional mortgage loan on nonaccrual status if it is determined that either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection (e.g., through credit enhancements). For those mortgage loans placed on nonaccrual status, accrued but uncollected interest is reversed against interest income. The Bank records cash payments received on nonaccrual loans as a reduction of principal because the collection of the remaining principal amount due is considered doubtful. If the collection of the remaining principal amount due is considered doubtful then cash payments received would be applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal or (2) it otherwise becomes well secured and in the process of collection.

Mortgage Loans Charge-off Policy. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit enhancements.

BOB Loans. See the “Banking on Business (BOB) Loans” paragraph above in this note for a description of the allowance for credit losses policies relating to the BOB program.

Real Estate Owned. Real estate owned (REO) includes assets that have been received in satisfaction of debt through foreclosures. REO is recorded at lower of cost or fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses, and carrying costs are included in other noninterest expense in the Statement of Operations. REO is recorded in other assets in the Statement of Condition.

Derivatives. All derivatives are recognized on the Statement of Condition at their fair values and are reported as either, derivative assets or derivative liabilities, net of cash collateral and accrued interest from counterparties.

Derivative Designations. Each derivative is designated as one of the following:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a "fair value" hedge);

•	a qualifying hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a "cash flow" hedge);

•	a non-qualifying hedge (an “economic” hedge) for asset/liability management purposes; or

•	a non-qualifying hedge of another derivative (an “intermediation” hedge) that is offered as a product to members or used to offset other derivatives with nonmember counterparties.

Accounting for Qualifying Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for hedge accounting and the offsetting changes in fair value of the hedged items may be recorded either in earnings (fair value hedges) or AOCI (cash flow hedges). Two approaches to hedge accounting include:

•
Long-haul hedge accounting - the application of “long-haul” hedge accounting generally requires the Bank to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

•
Short-cut hedge accounting - transactions that meet certain criteria qualify for the “short-cut” method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the shortcut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in

Notes to Financial Statements (continued)

fair values or cash flows of the hedged asset or liability.

Derivatives are typically executed at the same time as the hedged item, and the Bank designates the hedged item in a qualifying hedge relationship at the trade date. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk (including changes that reflect losses or gains on firm commitments), are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.”

Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in AOCI, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transactions (i.e., until the periodic recognition of interest on a variable-rate asset or liability).

For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.”

Accounting for Non-Qualifying Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify or was not designated for hedge accounting, but is an acceptable hedging strategy under the Bank's risk management program. Economic hedging strategies also comply with the Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the change in fair value of the derivatives that are recorded in the Bank's income but not offset by corresponding changes in the value of the economically hedged assets, liabilities or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other income (loss) as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments.

The derivatives used in the intermediary activities do not qualify for hedge accounting treatment and are separately marked-to-market through earnings. The net result of accounting for these derivatives does not significantly affect the operating results of the Bank. These amounts are recorded in other income (loss) as “Net gains (losses) on derivatives and hedging activities.”

Accrued Interest Receivables and Payables. The difference between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedges are recognized as adjustments to the income or expense of the designated underlying hedged item. The difference between accruals of interest receivables and payables on intermediation derivatives for members and other economic hedges are recognized in other income (loss) as “Net gains (losses) on derivatives and hedging activities.”

Discontinuance of Hedge Accounting. The Bank discontinues hedge accounting prospectively when: (1) it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative and/or the hedged item expires or is sold, terminated or exercised; (3) it is no longer probable that the forecasted transaction will occur in the originally expected period; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate (i.e., de-designation).

When hedge accounting is discontinued, the Bank either terminates the derivative or continues to carry the derivative on the Statement of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative BA on the hedged item into earnings over the remaining life of the hedged item using a level-yield methodology.

When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective cash flow hedge of an existing hedge item, the Bank continues to carry the derivative on the Statement of Condition at its fair value and reclassifies the cumulative other comprehensive income adjustment into earnings when earnings are affected by the existing hedge item (i.e., the original forecasted transaction).

Under limited circumstances, when the Bank discontinues cash flow hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally expected period, or within the following two months, but it is probable the transaction will still occur in the future, the gain or loss on the derivative remains in AOCI and is recognized as earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within the following two months, the gains and losses that were held in AOCI are recognized immediately in earnings.

Notes to Financial Statements (continued)

If hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the Statement of Condition at its fair value, removing from the Statement of Condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. When the Bank determines that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument pursuant to an economic hedge. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as “trading”), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the Statement of Condition at fair value and no portion of the contract is designated as a hedging instrument. The Bank currently does not have any instruments containing embedded derivatives that are not clearly and closely related to the economic characteristics of the host contract.

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

Consolidated Obligations. Consolidated obligations are recorded at amortized cost.

Discounts and Premiums. The Bank amortizes the discounts on consolidated obligation discount notes and bonds using a level-yield methodology over the contractual term of the related obligations.

Concessions. The Bank pays concessions to dealers in connection with the issuance of consolidated obligations. The OF pro-rates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. The Bank defers and amortizes concession fees using a level-yield methodology over the contractual term of the consolidated obligations. Unamortized concessions were $8.7 million and $13.7 million at December 31, 2010 and 2009, respectively, and are included in “Other Assets” on the Statement of Condition. Amortization of such concessions was included in interest expense and totaled $9.4 million, $16.6 million and $26.0 million in 2010, 2009 and 2008, respectively.

Mandatorily Redeemable Capital Stock. The Bank reclassifies stock subject to redemption from capital stock to a liability after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger, acquisition, charter termination or other involuntary termination from membership, because the member's shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value. Dividends declared on shares classified as a liability and reflected as interest expense in the Statement of Operations. Once redeemed, the repayment of these mandatorily redeemable financial instruments (by repurchase or redemption of the shares) is reflected as a financing cash outflow in the Statement of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

Finance Agency/Finance Board Expenses. The Bank, along with the other eleven FHLBanks, funded the costs of operating the Finance Board and fund a portion of the costs of operating the Finance Agency since it was created on July 30, 2008. The Finance Board allocated its operating and capital expenditures to each of the FHLBanks based on each FHLBank's percentage of

Notes to Financial Statements (continued)

total combined regulatory capital stock plus retained earnings through July 29, 2008. The portion of the Finance Agency's expenses and working capital fund paid by the FHLBanks are allocated among the FHLBanks based on the pro rata share of the annual assessments (which are based on the ratio between each FHLBank's minimum required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank). The Bank must pay an amount equal to one-half of its annual assessment twice each year.

Office of Finance (OF) Expenses. The Bank is assessed for its proportionate share of the costs of operating the OF. The OF allocates its operating and capital expenditures based on each FHLBank's percentage of capital stock, percentage of consolidated obligations issued and percentage of consolidated obligations outstanding.

Assessments. Affordable Housing Program (AHP). The FHLBank Act requires each FHLBank to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-to-moderate-income households. The Bank charges the required funding for AHP to earnings and establishes a liability. As allowed per AHP regulations, an FHLBank can elect to allot fundings based on future periods' required AHP contributions to be awarded during a year (referred to as Accelerated AHP). The Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank's mission when it would otherwise be unable to do so, based on its normal funding mechanism. The requirements of the Act can be satisfied by either a grant or a loan; the Bank primarily issues grants. AHP loans would be executed at interest rates below the customary interest rate for non-subsidized loans. When the Bank makes an AHP loan, the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP loan rate and the Bank's related cost of funds for comparable maturity funding is charged against the AHP liability and recorded as a discount on the AHP loan. The discount on AHP loans is accreted to interest income on advances using a level-yield methodology over the life of the advance. See Note 15 to these audited financial statements for more information.

Resolution Funding Corporation (REFCORP) Assessments. Although the FHLBanks are exempt from ordinary Federal, State, and local taxation except for local real estate tax, the FHLBanks are required to make quarterly payments to REFCORP to fund interest on bonds issued by the REFCORP. REFCORP is a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the OF are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 16 to these audited financial statements for more information.

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

Note 2 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Recognition and Presentation of Other-Than-Temporary Impairments (OTTI). During April 2009, the FASB issued guidance amending previous OTTI guidance for debt securities (amended OTTI guidance). Please refer to the Financial Statements in the Bank's 2009 Annual Report filed on Form 10-K for more information regarding the amended OTTI guidance. The Bank adopted the amended OTTI guidance as of January 1, 2009, and recognized the effects of applying this guidance as a change in accounting principle. The Bank recognized a $255.9 million cumulative effect adjustment to retained earnings at January 1, 2009, with a corresponding offset to AOCI as a result of adopting the amended OTTI guidance.

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

Accounting for Transfers of Financial Assets. During June 2009, the FASB issued guidance which is intended to improve the relevance, representational faithfulness, and comparability of information about a transfer of financial assets. This guidance amends sale accounting by eliminating the concept of a qualifying special-purpose entity (QSPE), establishes the requirements for sale accounting for transfers of portions of a financial instrument, clarifies and amends de-recognition provisions, amends the gain/loss recognition provisions related to sales of beneficial interests, and requires enhanced disclosures. The Bank adopted this guidance on January 1, 2010 and applied it prospectively. The Bank's adoption of this guidance had no impact on its Statement of Operations and Statement of Condition.

Accounting for the Consolidation of Variable-Interest Entities (VIEs). During June 2009, the FASB issued guidance intended

Notes to Financial Statements (continued)

to amend the consolidation guidance for VIEs. This updated guidance eliminates the scope exception for QSPEs, establishes a more qualitative evaluation to determine the primary beneficiary based on power and obligation to absorb losses or right to receive benefits, and requires the Bank to constantly reassess who is the primary beneficiary of a VIE. The Bank adopted this guidance on January 1, 2010 which was applied to all current VIEs (including QSPEs). The Bank's adoption of this guidance had no impact on its Statement of Operations and Statement of Condition.

Improving Disclosures about Fair Value Measurements. During January 2010, the FASB issued amended guidance specific to fair value disclosures. The amended guidance requires that the Bank disclose: (1) the amounts of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for such transfers and (2) separately, the amount of purchases, sales, issuance and settlement activity in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The amended guidance clarifies that fair value disclosures should be provided for each class of assets and liabilities, which would normally be a subset of a line item in the Statement of Condition. The amended guidance also requires additional disclosure regarding inputs and valuation techniques used to measure fair values classified under Levels 2 or 3 of the fair value hierarchy. With the exception of the required changes noted above related to the reconciliation of Level 3 fair values, which are effective for the Bank January 1, 2011, the Bank adopted the amended guidance on January 1, 2010, which resulted in increased financial statement disclosures as reflected in Note 20 to these audited financial statements, but had no impact on the Bank's Statement of Operations and Statement of Condition.

Scope Exception Related to Embedded Credit Derivatives. During March 2010, the FASB issued amended guidance to clarify that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, contracts containing an embedded derivative feature in a form other than such subordination will need to be assessed to determine if bifurcation and separate accounting as a derivative is required. The Bank adopted this guidance on July 1, 2010. The Bank's adoption of this guidance had no impact on its Statement of Operations and Statement of Condition.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. During July 2010, the FASB issued new disclosure requirements to provide greater transparency about the allowance for credit losses and credit quality of financing receivables in response to the credit crisis. This amended guidance requires more robust and disaggregated disclosures (by portfolio segment or class), including: allowance for credit losses rollforward, credit quality statistics, and non-accrual financing receivables. The Bank adopted this amended guidance on October 1, 2010. The Bank's adoption of this guidance had no impact on the Bank's Statement of Operations and Statement of Condition but resulted in enhanced disclosures as reflected in Note 10 to these audited financial statements. The FASB delayed the disclosures relating to the nature and extent of troubled-debt restructurings originally included in this guidance in January 2011.

Note 3 – Cash and Due from Banks

The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for the years ended December 31, 2010 and 2009, were approximately $10.6 million and $30.9 million, respectively.
In addition, the Bank maintained average required balances with various Federal Reserve Banks (FRBs) of approximately $30 thousand for the years ended December 31, 2010 and 2009. These represent average balances required to be maintained over each 14-day reporting cycle; however, the Bank may use earnings credits on these balances to pay for services received from the FRBs.
Cash and due from banks totaled $143.4 million and $1.4 billion at December 31, 2010 and 2009, respectively.
Pass-through Deposit Reserves.  The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the FRBs. The amount shown as cash and due from banks includes pass-through reserves deposited with FRBs of approximately $19.8 million and $15.4 million as of December 31, 2010 and 2009, respectively. The Bank includes member reserve balances in noninterest-bearing deposits within liabilities on the Statement of Condition.

Notes to Financial Statements (continued)

Note 4 – Trading Securities

The following table presents trading securities as of December 31, 2010 and 2009.

	December 31,
(in thousands)	2010	2009
TLGP investments	$250,094	$250,008
U.S. Treasury bills	879,861	1,029,499
Mutual funds offsetting deferred compensation	6,026	6,698
Total	$1,135,981	$1,286,205

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $6.1 million and $6.7 million at December 31, 2010 and 2009, respectively.

Interest income on trading securities was $3.2 million, $13.5 million and $474 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

	Net Gains (Losses) on Trading Securities
	Year Ended December 31,
(in thousands)	2010	2009	2008
Net unrealized (losses) gains on trading securities held at year-end	$158	$999	$613
Net realized gains (losses) on securities sold/matured during the year	(449)	262	(1,319)
Net (losses) gains on trading securities	$(291)	$1,261	$(706)

Note 5 – Available-for-Sale (AFS) Securities

The following table presents AFS securities as of December 31, 2010 and 2009.

	December 31, 2010
(in thousands)	Amortized Cost(1)	OTTI Recognized in OCI(2)	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
Private label MBS:
Private label residential MBS	2,416,874	(804,666)	589,197	(967)	2,200,438
HELOCs	22,421	(13,166)	6,102	—	15,357
Total private label MBS	2,439,295	(817,832)	595,299	(967)	2,215,795
Total AFS securities	$2,441,288	$(817,832)	$595,304	$(967)	$2,217,793

Notes to Financial Statements (continued)

	December 31, 2009
(in thousands)	Amortized Cost(1)	OTTI Recognized in OCI(2)	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$2	$—	$1,995
Private label MBS:
Private label residential MBS	3,061,870	(1,026,734)	347,859	(2,022)	2,380,973
HELOCs	26,963	(13,225)	597	—	14,335
Total private label MBS	3,088,833	(1,039,959)	348,456	(2,022)	2,395,308
Total AFS securities	$3,090,826	$(1,039,959)	$348,458	$(2,022)	$2,397,303
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
(3)Unrecognized holding gains/(losses) represent the difference between estimated fair value and amortized cost less OTTI recognized in AOCI.

The mutual funds are held in a Rabbi trust to secure a portion of the Bank’s supplemental retirement obligation. This obligation was $3.0 million and $4.0 million at December 31, 2010 and 2009, respectively.

The following table presents a reconciliation of the available-for-sale OTTI loss recognized through AOCI to the total net noncredit portion of OTTI losses on AFS securities in AOCI as of December 31, 2010 and 2009.

	December 31,
(in thousands)	2010	2009
Total OTTI loss recognized in OCI	$(817,832)	$(1,039,959)
Subsequent unrecognized changes in fair value	595,299	348,456
Net noncredit portion of OTTI losses on available-for-sale securities in AOCI	$(222,533)	$(691,503)

The following tables summarize the AFS securities with unrealized losses as of December 31, 2010 and 2009. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Private label:
Private label residential MBS	$—	$—	$2,022,863	$(218,363)	$2,022,863	$(218,363)
HELOCs	—	—	15,357	(7,064)	15,357	(7,064)
Total private label MBS	—	—	2,038,220	(225,427)	2,038,220	(225,427)
Total AFS securities	$—	$—	$2,038,220	$(225,427)	$2,038,220	$(225,427)

Notes to Financial Statements (continued)

	December 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Private label:
Private label residential MBS	$—	$—	$2,380,973	$(680,897)	$2,380,973	$(680,897)
HELOCs	—	—	14,335	(12,628)	14,335	(12,628)
Total private label MBS	—	—	2,395,308	(693,525)	2,395,308	(693,525)
Total AFS securities	$—	$—	$2,395,308	$(693,525)	$2,395,308	$(693,525)
Note:
(1)As a result of the adoption of the amended OTTI guidance, the total unrealized losses amount will not agree to the total gross unrealized losses amount included in the major security types tables.

Securities Transferred.  Beginning in second quarter 2009, the Bank transferred investment securities from HTM to AFS when an OTTI credit loss had been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. For 2010, the Bank sold three AFS private label MBS and realized net gains of $8.3 million. The Bank has no current intention to sell additional securities that are in the AFS portfolio, nor is it under any requirement to do so. However, conditions could change and the Bank may decide to sell additional securities out of the AFS portfolio. For the year ended December 31, 2010, the Bank transferred a total of seven private label MBS from HTM to AFS, in the first six months of 2010. These securities had an OTTI credit loss recorded on them during those periods. The Bank had no HTM securities that had an OTTI credit loss recorded in the third or fourth quarters of 2010; therefore, there were no transfers from HTM to AFS in those periods.

The following table presents the information on the private label MBS transferred during 2010 and 2009.

(in thousands)		Amortized Cost	OTTI Recognized in OCI	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
June 30, 2010 transfers	315,540	$315,540	$(17,470)	$—	$—	$298,070
March 31, 2010 transfers	23,268	23,268	(2,144)	—	—	21,124
Total 2010 transfers	338,808	$338,808	$(19,614)	$—	$—	$319,194

December 31, 2009 transfers		$319,788	$(72,648)	$12,649	$—	$259,789
September 30, 2009 transfers	1,047,646	1,047,646	(265,690)	19,161	—	801,117
June 30, 2009 transfers		2,035,028	(820,385)	22,435	—	1,237,078
Total 2009 transfers	3,082,674	$3,402,462	$(1,158,723)	$54,245	$—	$2,297,984

Redemption Terms.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees.

As of December 31, 2010, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $20.1 million and credit losses of $317.6 million, partially offset by OTTI-related accretion adjustments of $13.6 million. As of December 31, 2009, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $18.5 million and credit losses of $238.6 million, partially offset by OTTI-related accretion adjustments of $16.2 million. At December 31, 2008, the amortized cost of the Bank’s private label MBS classified as AFS included $2.9 million of OTTI-related discounts determined in accordance with the OTTI guidance effective at December 31, 2008.

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest payment terms for AFS MBS at December 31, 2010 and 2009.

	December 31,
(in thousands)	2010	2009
Amortized cost of AFS MBS:
Pass through securities:
Fixed-rate	$964,090	$1,464,702
Variable-rate	42,236	53,370
Collateralized mortgage obligations:
Fixed-rate	1,365,800	1,492,169
Variable-rate	67,169	78,592
Total AFS MBS	$2,439,295	$3,088,833
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

Realized Gains and Losses on AFS Securities.

	Year Ended December 31,
(in thousands)	2010	2009	2008
Proceeds from sale of AFS securities	$234,586	$5,616	$—
Gross gains on AFS securities	8,449	—	—
Gross losses on AFS securities	(118)	(2,178)	—

Note 6 – Held-to-Maturity (HTM) Securities

The following table presents HTM securities as of December 31, 2010 and 2009.

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Certificates of deposit(1)	$3,550,000	$149	$—	$3,550,149
Government-sponsored enterprises	803,661	2,216	(2,346)	803,531
State or local agency obligations	369,682	1,468	(37,215)	333,935
Subtotal	4,723,343	3,833	(39,561)	4,687,615
MBS:
U.S. agency	2,396,004	12,978	(1,135)	2,407,847
Government-sponsored enterprises	2,646,546	35,937	(21,996)	2,660,487
Private label MBS:
Private label residential MBS	2,242,636	8,678	(114,059)	2,137,255
HELOCs	23,457	—	(6,413)	17,044
MPF Shared Funding Program	25,775	—	(274)	25,501
Total private label MBS	2,291,868	8,678	(120,746)	2,179,800
Total MBS	7,334,418	57,593	(143,877)	7,248,134
Total HTM securities	$12,057,761	$61,426	$(183,438)	$11,935,749

Notes to Financial Statements (continued)

	December 31, 2009
(in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Certificates of deposit(1)	$3,100,000	$143	$(4)	$3,100,139
Government-sponsored enterprises	176,741	1,853	—	178,594
State or local agency obligations	608,363	17,009	(30,837)	594,535
Subtotal	3,885,104	19,005	(30,841)	3,873,268
MBS:
U.S. agency	1,755,686	2,019	(4,551)	1,753,154
Government-sponsored enterprises	1,312,228	47,999	(2,337)	1,357,890
Private label MBS:
Private label residential MBS	3,467,610	—	(391,869)	3,075,741
HELOCs	28,556	—	(15,960)	12,596
MPF Shared Funding Program	33,203	373	—	33,576
Total private label MBS	3,529,369	373	(407,829)	3,121,913
Total MBS	6,597,283	50,391	(414,717)	6,232,957
Total HTM securities	$10,482,387	$69,396	$(445,558)	$10,106,225
Note:
(1)Represents certificates of deposit that meet the definition of a security.

The following tables summarize the HTM securities with unrealized losses as of December 31, 2010 and 2009. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government-sponsored enterprises	$747,654	$(2,346)	$—	$—	$747,654	$(2,346)
State or local agency obligations	17,473	(705)	207,980	(36,510)	225,453	(37,215)
MBS:					—	—
U.S. agency	778,624	(1,135)	—	—	778,624	(1,135)
Government-sponsored enterprises	1,411,340	(21,900)	24,776	(96)	1,436,116	(21,996)
Private label:
Private label residential MBS	109,900	(1,746)	1,385,557	(112,313)	1,495,457	(114,059)
HELOCs	—	—	17,044	(6,413)	17,044	(6,413)
MPF Shared Funding Program	25,501	(274)	—	—	25,501	(274)
Total private label MBS	135,401	(2,020)	1,402,601	(118,726)	1,538,002	(120,746)
Total MBS	2,325,365	(25,055)	1,427,377	(118,822)	3,752,742	(143,877)
Total	$3,090,492	$(28,106)	$1,635,357	$(155,332)	$4,725,849	$(183,438)

Notes to Financial Statements (continued)

	December 31, 2009
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$399,996	$(4)	$—	$—	$399,996	$(4)
State or local agency obligations	2,771	(37)	258,233	(30,800)	261,004	(30,837)
MBS:
U.S. agency	1,126,928	(4,551)	—	—	1,126,928	(4,551)
Government-sponsored enterprises	—	—	207,951	(2,337)	207,951	(2,337)
Private label:
Private label residential MBS	—	—	3,075,741	(391,869)	3,075,741	(391,869)
HELOCs	—	—	12,596	(15,960)	12,596	(15,960)
MPF Shared Funding Program	—	—	—	—	—	—
Total private label MBS	—	—	3,088,337	(407,829)	3,088,337	(407,829)
Total MBS	1,126,928	(4,551)	3,296,288	(410,166)	4,423,216	(414,717)
Total	$1,529,695	$(4,592)	$3,554,521	$(440,966)	$5,084,216	$(445,558)

Securities Transferred. During 2010 and 2009, the Bank transferred certain private label MBS from HTM to AFS. See Note 5 for additional information regarding transfers in previous reporting periods.

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of December 31, 2010 and December 31, 2009 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2010		December 31, 2009
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,621,973	$3,623,113	$3,255,517	$3,256,500
Due after one year through five years	808,491	808,491	77,852	82,252
Due after five years through ten years	9,415	8,998	88,545	90,142
Due after ten years	283,464	247,013	463,190	444,374
	4,723,343	4,687,615	3,885,104	3,873,268
MBS	7,334,418	7,248,134	6,597,283	6,232,957

Total	$12,057,761	$11,935,749	$10,482,387	$10,106,225

At December 31, 2010, the amortized cost of the Bank’s MBS classified as HTM included net purchased discounts of $10.6 million. At December 31, 2009, the amortized cost of the Bank’s MBS classified as HTM included net purchased discounts of $39.8 million.

Notes to Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms for HTM securities at December 31, 2010 and 2009.

	December 31,
(in thousands)	2010	2009
Amortized cost of HTM securities other than MBS:
Fixed-rate	$4,532,868	$3,428,553
Variable-rate	190,475	456,551
Total non-MBS	4,723,343	3,885,104
Amortized cost of HTM MBS:
Pass-through securities:
Fixed-rate	1,118,027	1,382,318
Variable-rate	1,104,575	1,181,345
Collateralized mortgage obligations:
Fixed-rate	1,748,665	2,227,045
Variable-rate	3,363,151	1,806,575
Total MBS	7,334,418	6,597,283
Total HTM securities	$12,057,761	$10,482,387
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

Realized Gains and Losses on HTM Securities. In 2009, the Bank sold certain HTM securities which had less than 15 percent of the acquired principal outstanding remaining at the time of sale. Such sales are considered maturities for the purposes of security classification as discussed in Note 1 to these audited financial statements. The Bank received $144.4 million as proceeds from the sales and realized $4.4 million in gains and $2.6 million in losses.

Changes in circumstances may cause the Bank to change its intent to hold a certain security to maturity without calling into question its intent to hold other debt securities to maturity in the future, as noted above in the Securities Transferred and Realized Gains and Losses discussions. Thus, the sale or transfer of an HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer’s creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer an HTM security without necessarily calling into question its intent to hold other debt securities to maturity.
There were no sales of HTM securities and, therefore, no realized gains or losses on sales, for the years ended December 31, 2010 and 2008.

Note 7 – Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities holdings in an unrealized loss position for OTTI on a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes an OTTI loss in earnings equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date. For securities in an unrealized loss position that meet neither of these conditions, the Bank performs analysis to determine if any of these securities will incur a credit loss and, therefore, are other-than-temporarily impaired.

Private Label Residential MBS and HELOCs. The Bank invests in MBS, which are rated AAA at the time of purchase with the exception of one of the restricted securities related to the Shared Funding Program. This security was rated AA at the time of purchase. Each MBS may contain one or more forms of credit protection/enhancements, including but not limited to guarantee of principal and interest, subordination, over-collateralization, and excess interest and insurance wrap.

Notes to Financial Statements (continued)

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. These alternative procedures include using a proxy bond’s loan level results to allocate loan level cash flows, a qualitative analysis of government agency loan-level guarantees, or different models for HELOCs as discussed below. Securities evaluated using alternative procedures during the fourth quarter were not significant to the Bank, as they represented approximately 4 percent of the par balance of private label MBS.

The Bank's evaluation includes estimating the projected cash flows that the Bank is likely to collect based on an assessment of all available information, including the structure of the applicable security and certain assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security, such as:

•	the remaining payment terms for the security;

•	prepayment speeds and default rates;

•	loss severity on the collateral supporting each security based on underlying loan-level borrower and loan characteristics;

•	expected housing price changes; and

•	interest-rate assumptions.

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

The Bank performed a cash flow analysis using two third-party models to assess whether the entire amortized cost basis of its private label residential MBS will be recovered.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying an the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10 thousand or more people. The FHLBanks' OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from 1 percent to 10 percent over the 3- to 9-month period beginning October 1, 2010. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities,

Notes to Financial Statements (continued)

losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described above.

For its HELOCs, the Bank performs a security-level cash flow test on different third-party models because loan-level data is not available. The security-level cash flow test is based on prepayment assumptions, actual six-month average constant default rate, and loss severities of 100 percent. HELOCs owned by the Bank are insured by third-party bond insurers (monoline insurers), which guarantee the timely payments of principal and interest. The cash flow analysis of the HELOCs looks first to the performance of the underlying security. If these cash flows are insufficient, the Bank considers the capacity of the third-party bond insurer to cover shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the FHLBanks’ OTTI Governance Committee has performed analyses to assess the financial strength of these monoline insurers to establish the time horizon ("burnout period") of their ability to fulfill their financial obligations. Any cash flow shortfalls that occurred beyond the burnout period are considered not recoverable.

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

For those securities for which an OTTI credit loss was determined to have occurred during the year ended December 31, 2010 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following table presents a summary of the significant inputs used to measure the last credit loss recognized in earnings during this period as well as related current credit enhancement. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss. The CUSIP classification (Prime, Alt-A and subprime) is based on the classification as determined by the first model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance.

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
Prime:
2007	8.5	4.4 - 10.8	40.2	14.8 - 58.6	48.7	40.8 - 55.7	6.0	3.1 - 7.7
2006	8.6	5.7 - 11.5	21.1	10.4 - 39.5	37.4	28.6 - 45.0	7.6	3.4 - 13.5
2005	7.1	5.6 - 8.5	15.2	7.1 - 40.6	40.0	34.1 - 58.9	4.5	1.9 - 7.6
	8.4	4.4 - 11.5	32.4	7.1 - 58.6	44.7	28.6 - 58.9	6.4	1.9 - 13.5
Alt-A:
2007	10.1	9.4 - 12.0	55.0	42.3 - 61.2	47.7	45.0-49.0	5.6	0.0 - 11.1
2006	13.4	8.5 - 17.4	41.3	16.2 -70.9	45.7	36.2- 54.1	5.1	0.0 - 9.3
2005	12.9	10.2 - 15.5	26.3	24.7-35.8	39.7	36.1-49.6	4.8	4.4 - 5.3
2004 and prior	14.1	12.3 - 14.6	24.5	6.2 - 30.1	32.4	10.0 - 39.2	9.8	4.8 - 11.3
	12.4	8.5 - 17.4	42.9	6.2 - 70.9	45.1	10.0 - 54.1	5.4	0.0 - 11.3
Subprime:
2004 and prior	10.3	10.3	19.3	19.3	81.0	81.0	14.8	14.8
Total	9.9	4.4 - 17.4	36.3	6.2-70.9	44.9	10.0 - 81.0	6.0	0.0 - 14.8

Notes to Financial Statements (continued)

	Significant Inputs for OTTI HELOCs(1)
	Prepayment Rates		Default Rates		Loss Severities
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2004 and prior	10.2	8.9 - 14.5	4.9	0.9 - 6.5	100.0	100.0
Note:
(1)Current credit enhancement weighted average and range percentages are not considered meaningful for home equity loan investments, as these investments are third-party insured.

All of the Bank's OTTI securities were classified as AFS as of December 31, 2010. The table below summarizes the Bank’s securities as of December 31, 2010 for which an OTTI has been recognized during 2010 and during the life of the security, as well as those AFS securities on which an OTTI has not been taken in order to reflect the entire AFS private label MBS portfolio balance.

	OTTI Recognized During 2010 and During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$1,545,901	$1,413,196	$1,346,060
Alt-A	1,180,797	996,081	848,216
Subprime	2,815	2,093	1,626
HELOCs	28,385	22,421	15,357

Total OTTI securities	2,757,898	2,433,791	2,211,259

Private label MBS with no OTTI(2)	5,504	5,504	4,536
Total private label MBS	$2,763,402	$2,439,295	$2,215,795
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings (less any cumulative effect adjustments recognized in accordance with the transition provisions of the amended OTTI guidance).
(2)Represents AFS securities that had no OTTI recorded.

The tables below summarize the impact of OTTI credit and noncredit losses recorded on AFS investment securities for the years ended December 31, 2010 and 2009.

	December 31, 2010			December 31, 2009
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(108,585)	$86,272	$(22,313)	$(95,191)	$(510,953)	$(606,144)
Alt-A	(48,427)	48,142	(285)	(126,295)	(292,453)	(418,748)
Subprime	(324)	324	—	(511)	(1,385)	(1,896)
HELOCs	(1,108)	1,108	—	(6,523)	(10,383)	(16,906)
Total OTTI on private label MBS	$(158,444)	$135,846	$(22,598)	$(228,520)	$(815,174)	$(1,043,694)

Notes to Financial Statements (continued)

The following tables present the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the years ended December 31, 2010 and 2009.

(in thousands)	2010	2009
Beginning balance	$238,130	$10,039	(1)
Additions:
Credit losses for which OTTI was not previously recognized	2,962	156,365
Additional OTTI credit losses for which an OTTI charge was previously recognized(2)	155,482	72,155
Reductions:
Securities sold and matured during the period	(73,857)	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(3)	(5,373)	(429)
Ending balance	$317,344	$238,130
Notes:
(1) The Bank adopted the amended OTTI guidance as of January 1, 2009 and recognized the cumulative effect of initially applying this guidance, totaling $255.9 million, as an adjustment to retained earnings at January 1, 2009, with a corresponding offsetting adjustment to AOCI.
(2) For 2010 and 2009, "Additional OTTI credit losses for which an OTTI charge was previously recognized" represents securities that were impaired prior to January 1, 2010 and 2009, respectively.
(3) This activity represents the increase in cash flows recognized in interest income during the period.

All other AFS and HTM Investments. At December 31, 2010, certain of the Bank's AFS and HTM investment portfolios, including those private label MBS not determined to be other-than-temporarily impaired, have experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining investment securities in an unrealized loss position and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery.

State and Local Housing Finance Agency Obligations. The Bank has determined that all unrealized losses reflected in Note 6 are temporary given the creditworthiness of the issuers and the underlying collateral.

Other U.S. obligations and GSE Investments. For other U.S. obligations, GSE non-MBS investments and GSE MBS investments, the Bank has determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of December 31, 2010, all of these gross unrealized losses are temporary.

MPF Shared Funding Program MBS. For its MPF Shared Funding Program MBS in an unrealized loss position, the Bank has determined that credit enhancements resulting from subordination was sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of December 31, 2010, all of the gross unrealized losses on its MPF Shared Funding Program MBS are temporary.

Notes to Financial Statements (continued)

Note 8 – Advances

General Terms. The Bank offers a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to the London Interbank Offered Rate (LIBOR) or other specified index.

At December 31, 2010 and 2009, the Bank had advances outstanding, including AHP advances (see Note 15), with interest rates ranging from 0 percent to 7.84 percent. AHP subsidized loans have interest rates ranging between 0 percent and 6.50 percent.

The following table details the Bank’s advances portfolio by year of contractual maturity as of December 31, 2010 and 2009.

(dollars in thousands)	December 31, 2010		December 31, 2009
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$10,936,796	1.26%	$18,967,798	2.55%
Due after 1 year through 2 years	3,885,825	3.83	4,478,412	3.07
Due after 2 years through 3 years	2,882,526	3.28	4,735,971	3.51
Due after 3 years through 4 years	2,192,717	3.55	2,835,357	3.41
Due after 4 years through 5 years	3,183,627	4.58	1,474,737	4.61
Thereafter	5,315,544	4.49	7,263,708	5.17
Total par value	28,397,035	2.97%	39,755,983	3.34%
Discount on AHP advances	(537)		(854)
Deferred prepayment fees	(19,502)		(154)
Hedging adjustments	1,331,443		1,422,335
Total book value	$29,708,439		$41,177,310

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At December 31, 2010 and 2009, the Bank had returnable advances of $22.0 million and $12.0 million, respectively.

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest-payment term structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow that Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable- to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At December 31, 2010 and 2009, the Bank had convertible advances outstanding of $5.2 billion and $6.8 billion, respectively.

Notes to Financial Statements (continued)

The following table summarizes advances by year of contractual maturity or next call date or next convertible date as of December 31, 2010 and 2009.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
	December 31,		December 31,
(in thousands)	2010	2009	2010	2009
Due in 1 year or less	$10,958,796	$18,979,798	$15,419,546	$23,975,498
Due after 1 year through 2 years	3,883,825	4,478,412	3,374,325	4,089,962
Due after 2 years through 3 years	2,882,526	4,733,971	2,219,526	4,104,971
Due after 3 years through 4 years	2,172,717	2,835,357	1,946,967	2,160,357
Due after 4 years through 5 years	3,183,627	1,474,737	2,803,127	1,223,987
Thereafter	5,315,544	7,253,708	2,633,544	4,201,208
Total par value	$28,397,035	$39,755,983	$28,397,035	$39,755,983

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of December 31, 2010 and 2009.

	December 31,
(in thousands)	2010	2009
Fixed rate – overnight	$287,515	$147,577
Fixed rate – term:
Due in 1 year or less	9,602,922	18,476,686
Thereafter	15,377,974	17,569,424
Total fixed rate	25,268,411	36,193,687
Variable-rate:
Due in 1 year or less	1,046,359	343,535
Thereafter	2,082,265	3,218,761
Total variable-rate	3,128,624	3,562,296
Total par value	$28,397,035	$39,755,983

At December 31, 2010 and 2009, 45.0 percent and 66.9 percent, respectively, of the FHLBanks' fixed-rate advances were swapped to a floating rate and 41.9 percent and 0.2 percent, respectively, of the FHLBanks' variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2010, the Bank had advances of $18.5 billion outstanding to the five largest borrowers, which represented 65.0 percent of total advances outstanding. Of these five, two each had outstanding loan balances in excess of 10 percent of the total portfolio at December 31, 2010. As of December 31, 2009, the Bank had advances of $25.4 billion outstanding to the five largest borrowers, which represented 63.9 percent of total advances outstanding. Of these five, three each had outstanding loan balances in excess of 10 percent of the total portfolio at December 31, 2009. The Bank lends to financial institutions involved in housing finance within Delaware, Pennsylvania and West Virginia according to Federal statutes, including the FHLBank Act. The FHLBank Act requires each Bank to hold, or have access to, collateral to secure their advances. The Bank does not expect to incur any credit losses on advances. The Bank has policies and procedures in place to manage credit risk appropriately, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral and continuous monitoring of borrowings and the member's financial condition. The Bank continues to monitor the collateral and creditworthiness of its borrowers. Based on the collateral pledged as security for advances and management's credit analyses of members' financial condition, and credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. See Note 10 for information related to the Bank's credit risk on advances and allowance for credit losses.

Notes to Financial Statements (continued)

Note 9 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans, which it purchases from its participating members and housing associates. Under the MPF Program, the Bank’s participating members originate, service, and credit enhance residential mortgage loans that are then sold to the Bank. In the past, the Bank has sold participation interests in some of its MPF Program loans to other FHLBanks and purchased participation interests from other FHLBanks. See Note 19 for further information regarding transactions with related parties.

The following table presents information as of December 31, 2010 and 2009 on mortgage loans held for portfolio.

	December 31,
(in thousands)	2010	2009
Fixed medium-term single-family mortgages(1)	$749,280	$878,332
Fixed long-term single-family mortgages(1)	3,692,430	4,243,117
Total par value	4,441,710	5,121,449
Premiums	44,891	47,703
Discounts	(14,794)	(18,798)
Hedging adjustments	14,402	15,163
Total mortgage loans held for portfolio	$4,486,209	$5,165,517
Note:
(1)Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following tables detail the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity as of December 31, 2010 and 2009.

	December 31,
(in thousands)	2010	2009
Government-guaranteed/insured loans	$366,443	$398,039
Conventional loans	4,075,267	4,723,410
Total par value	$4,441,710	$5,121,449
Year of maturity
Due within one year	$26	$19
Due after one year through five years	4,053	4,665
Due after five years	4,437,631	5,116,765
Total par value	$4,441,710	$5,121,449

The PFI and the Bank share the risk of credit losses on conventional MPF Loan products by structuring potential losses on conventional MPF Loans into layers with respect to each product type. After any primary mortgage insurance, the Bank is obligated to incur the first layer or portion of credit losses not absorbed by the borrower's equity, which is called the First Loss Account. The PFI's credit enhancement (CE) protection consists of the CE amount, which may be a direct obligation of the PFI or may be a supplemental mortgage insurance policy paid for by the PFI, and may include a contingent performance-based CE fee payable to the PFI.  The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $5.5 million, $6.5 million, and $7.1 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

See Note 10 for information related to the Banks' credit risk on mortgage loans and allowance for credit losses.

Notes to Financial Statements (continued)

Note 10 – Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank's portfolio segments: total credit products; government-guaranteed or insured mortgage loans held for portfolio; conventional MPF Loans held for portfolio; and BOB loans.

Credit Products. The Bank manages its credit exposure to credit products (which includes advances, letters of credit, advance commitments, MPF credit enhancement obligations and other credit product exposure) through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends to its members in accordance with federal statutes and Finance Agency regulations. Specifically, the Bank complies with the Federal Home Loan Bank Act of 1932 (the Act), which requires the Bank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The Bank's capital stock owned is also pledged as collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. Management of the Bank believes that these policies effectively manage the Bank's respective credit risk from credit products.

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically assign or place physical possession of the collateral with the Bank or its custodians. The Bank perfects its security interest in all pledged collateral. The Act affords any security interest granted to the Bank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At December 31, 2010 and 2009, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2010 and 2009, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during 2010 and 2009.

Based upon the collateral held as security, its credit extension, collateral policies, management's credit analysis and the repayment history on TCP, the Bank did not incur any credit losses on credit products as of December 31, 2010 and 2009 (or since inception). Accordingly, the Bank has not recorded any allowance for credit losses. At December 31, 2010 and 2009, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was recorded.

Mortgage Loans - Government-Guaranteed or Insured. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and/or by the Department of Housing and Urban Development (HUD). Any losses from such loans are expected to be recovered from those entities. Any losses from such loans that are not recovered from those entities are absorbed by the servicers. Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

Mortgage Loans - Conventional MPF. The allowances for conventional loans are determined by analyses that include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for loan losses may consist of: (1) reviewing all residential mortgage loans at the individual master commitment level; (2) reviewing specifically identified collateral-dependent loans for impairment; and/or (3) reviewing homogeneous pools of residential mortgage loans.

The Bank's allowance for credit losses factors in the credit enhancements associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally factors in primary mortgage insurance (PMI), supplemental mortgage insurance (SMI), and CE amount. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of the Bank's allowance for loan losses. In such cases, a receivable is generally established to reflect the

Notes to Financial Statements (continued)

expected recovery from credit enhancement fees.

For conventional MPF loans, credit losses that are not paid by PMI are allocated to the Bank up to an agreed upon amount, referred to as the First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating member is required to cover losses. The Bank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. Performance-based fees may be withheld to cover losses allocated to the Bank. At December 31, 2010 and 2009, the MPF exposure under the FLA, excluding amounts that may be recovered through performance-based CE fees was $41.1 million and $43.5 million, respectively. This exposure includes both accrual and nonaccrual loans.

Mortgage Loans Evaluated at the Individual Master Commitment Level. The credit risk analysis of all conventional MPF loans is performed at the individual master commitment level to properly determine the credit enhancements available to recover losses on MPF loans under each individual master commitment. As presented in the table below, the Bank does not evaluate any mortgage loans at an individual level in determining the allowance for credit losses.

Collectively Evaluated Mortgage Loans. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data, applies loss severities based on market observed estimates weighted by the historic performance of the mortgage loans held for portfolio, and incorporates the CEs of the MPF Program (discussed above) and PMI. The calculated expected loss is compared to peer data and market trends. Peer data and market trends are reviewed on a quarterly basis when available.

BOB Loans. Both the probability of default and loss given default are determined and used to estimate the allowance for credit losses on BOB loans. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. Probability of default is based on default statistics from Nationally Recognized Statistical Rating Organizations (NRSROs) for speculative grade corporate debt issuers and trends in Gross Domestic Product. Based on the nature of the program, all of the loans in the BOB program are classified as nonaccrual loans.

Rollforward of Allowance for Credit Losses. Mortgage Loans. As of December 31, 2010 and 2009, the Bank determined that an allowance for credit losses should be established for credit losses on its conventional mortgage loans. The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2010, 2009, and 2008, as well as the recorded investment in conventional mortgage loans by impairment methodology at December 31, 2010.

(in thousands)	2010	2009	2008
Balance, beginning of year	$2,680	$4,301	$1,055
Charge-offs	(127)	(16)	(9)
Provision (reversal) for credit losses	597	(1,605)	3,255
Balance, end of year	$3,150	$2,680	$4,301
Ending balance, individually evaluated for impairment	$—
Ending balance, collectively evaluated for impairment	$3,150
Recorded investment balance, end of year: (1)
Individually evaluated for impairment	$—
Collectively evaluated for impairment	4,135,265
Note:
(1) Excludes government-guaranteed or -insured loans.

Notes to Financial Statements (continued)

BOB Loans.  As of December 31, 2010 and 2009, the Bank determined that an allowance for credit losses should be established for credit losses on its BOB loans. The following table presents a rollforward of the allowance for credit losses on BOB loans for the years ended December 31, 2010, 2009, and 2008, as well as the recorded investment in BOB loans by impairment methodology at December 31, 2010.

(in thousands)	2010	2009	2008
Balance, beginning of the year	$9,481	$9,725	$6,797
Charge-offs	(706)	(439)	(289)
Provision for credit losses	(3,022)	195	3,217
Balance, end of the year	$5,753	$9,481	$9,725
Ending balance, individually evaluated for impairment	$—
Ending balance, collectively evaluated for impairment	$5,753
Recorded investment balance, end of year:
Individually evaluated for impairment	$—
Collectively evaluated for impairment	19,907

The amount of forgone interest income on nonaccrual BOB loans for each of the periods presented was less than $1 million. The Bank recorded $105 thousand, $93 thousand and $68 thousand of cash basis interest income on BOB loans during the years ended December 31, 2010, 2009 and 2008, respectively.

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarizes the Bank's key credit quality indicators for mortgage and BOB loans at December 31, 2010 and 2009.

(in thousands)	December 31, 2010
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days delinquent	$70,678	$24,967	$171	$95,816
Past due 60-89 days delinquent	23,014	9,050	143	32,207
Past due 90 days or more delinquent	76,880	10,673	531	88,084
Total past due loans	170,572	44,690	845	216,107
Total current loans	3,964,693	330,570	19,062	4,314,325
Total loans	$4,135,265	$375,260	$19,907	$4,530,432
Other delinquency statistics:
In process of foreclosures, included above (2)	$46,504	$—	$—	$46,504
Serious delinquency rate (3)	1.9%	2.8%	2.7%	1.9%
Past due 90 days or more still accruing interest	$—	$10,673	$—	$10,673
Loans on nonaccrual status (4)	80,940	—	19,907	100,847
Notes:
(1)The recorded investment in a loan is the unpaid principal balance (UPB) of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts and direct write-downs. The recorded investment is not net of any valuation allowance.
(2) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
(3) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class.
(4) Generally represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

Notes to Financial Statements (continued)

(in thousands)	December 31, 2009
Mortgage loans held for portfolio, net	$5,162,837
UPB of non-accrual mortgage loans held for portfolio	71,226
UPB of mortgage loans held for portfolio past due 30- 89 days and still accruing interest	130,023
UPB of mortgage loans held for portfolio past due 90 days or more and still accruing interest (4)	16,521
UPB of loans in foreclosure	34,223
Notes:
(4) Generally represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest.

The Bank's troubled debt restructurings balances at December 31, 2010 and 2009 were immaterial. The Bank has $12.6 million and $11.1 million in loans classified as REO in other assets at December 31, 2010 and 2009, respectively.

Off-Balance Sheet Credit Risk.  The following table presents the rollforward of the allowance for off-balance sheet credit risk. The off-balance sheet credit risk is associated with BOB loan commitments.

(in thousands)	2010	2009	2008
Balance, beginning of the year	$114	$1,266	$623
Provision (benefit) for credit losses	2	(1,152)	643
Balance, end of the year	$116	$114	$1,266
Ending balance, individually evaluated for impairment	$—
Ending balance, collectively evaluated for impairment	$116
BOB loan commitments	$302

Note 11 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and funding sources that finance these assets. The goal of the Bank's interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept.

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

Notes to Financial Statements (continued)

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

Interest-Rate Swaps.  An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate received by the Bank in most interest-rate exchange agreements is LIBOR.

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

Interest-Rate Cap and Floor Agreements.  In an interest-rate cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold (or “cap”) price. In an interest-rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (or “floor”) price. Caps and floors are designed as protection against the interest rate on a variable-rate asset or liability falling below or rising above a certain level.

Application of Interest-Rate Exchange Agreements. The Bank uses these derivatives to adjust the effective maturity, repricing frequency or option characteristics of financial instruments in order to achieve risk management and funding objectives to reduce identified risks inherent in the normal course of business. Derivative financial instruments are used by the Bank in three ways:

•	by designating them as a fair value or cash flow hedge of an associated financial instrument, a firm commitment or an anticipated transaction;

•	in asset/liability management (i.e.,“economic” hedges that do not qualify for hedge accounting); or

•	by acting as an intermediary.

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

Notes to Financial Statements (continued)

the consolidated obligations of another FHLBank. The Bank enters into derivatives to hedge the interest rate risk associated with its specific debt issuances. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the interest-rate exchange agreement with the cash outflow on the consolidated obligation.

For instance, in a typical transaction, fixed-rate consolidated obligations are issued by the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows designed to mirror, in timing and amount, the cash outflows the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances (typically one- or three-month LIBOR). The fixed-rate obligation and matching derivative are treated as fair value hedges. The Bank may issue variable-rate consolidated bonds indexed to LIBOR, the U.S. Prime rate, or federal funds rate and simultaneously execute interest-rate swaps to hedge the basis risk of the variable-rate debt. Basis risk represents the risk that changes to one interest rate index will not perfectly offset changes to another interest rate index.

This strategy of issuing bonds while simultaneously entering into derivatives enables the Bank to offer a wider range of attractively priced advances to its members and may allow the Bank to reduce its funding costs. The continued attractiveness of such debt depends on yield relationships between the bond and interest rate exchange markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds that it issues. By acting in both the capital and the swap markets, the Bank can raise funds at lower costs than through the issuance of simple fixed- or variable-rate consolidated obligations in the capital markets alone.

Advances. The Bank offers a wide array of advance structures to meet members' funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to match more closely the characteristics of the funding liabilities. In general, whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed-rate advance with an interest-rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advance to a variable-rate advance. This type of hedge is typically treated as a fair value hedge.

When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the advance from a fixed rate to a variable rate if interest rates increase/decrease. A convertible advance carries an interest rate lower than a comparable-maturity fixed-rate advance that does not have the conversion feature. With a putable advance, the Bank effectively purchases a put option from the member that allows the Bank to put or extinguish the fixed-rate advance, which the Bank normally would exercise when interest rates increase. The Bank may hedge these advances by entering into a cancelable interest-rate exchange agreement.

Mortgage Loans. The Bank invests in fixed-rate mortgage loans. The prepayment options embedded in these mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest-rate and prepayment risks associated with mortgages through a combination of debt issuance and, at times, derivatives, such as interest-rate caps and floors, swaptions and callable swaps.

Although these derivatives are valid economic hedges against the prepayment risk of the loans, they are not specifically linked to individual loans and, therefore, do not receive either fair value or cash flow hedge accounting. These derivatives are marked-to-market through earnings.

Anticipated Streams of Future Cash Flows. The Bank may enter into an option to hedge a specified future variable cash flow stream as a result of rolling over short-term, fixed-rate financial instruments such as LIBOR advances and consolidated discount notes. The option will effectively cap the variable cash stream at a predetermined target rate.

Firm Commitments. Certain mortgage purchase commitments are considered derivatives. When the mortgage purchase commitment derivative settles, the current market value of the commitment is included with the basis of the mortgage loan and amortized accordingly.

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

Notes to Financial Statements (continued)

Investments. The Bank primarily invests in certificates of deposit, U.S. Treasuries, U.S. agency obligations, MBS, and the taxable portion of state or local housing finance agency obligations, which may be classified as HTM, AFS or trading securities. The interest-rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and from time to time, derivatives. The Bank may manage the prepayment and interest-rate risks by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The Bank may manage duration risk by funding investment securities with consolidated obligations that contain call features. The Bank may also manage the risk arising from changing market prices and volatility of investment securities by matching the cash outflow on the derivatives with the cash inflow on the investment securities. If the Bank held derivatives associated with trading securities, carried at fair value, or HTM securities, carried at amortized cost, they would be designated as economic hedges. If the Bank held AFS securities that have been hedged, those securities may qualify as either a fair value hedge or a cash flow hedge.

Anticipated Debt Issuance. The Bank may enter into interest-rate swaps for the anticipated issuance of fixed-rate consolidated obligations (bonds) to lock in the cost of funding. The interest-rate swap is terminated upon issuance of the fixed-rate consolidated obligations (bond) with the realized gain or loss on the interest-rate swap recorded in other comprehensive income (loss). Realized gains and losses reported in AOCI are recognized as earnings in the periods in which earnings are affected by the cash flows of the fixed-rate consolidated obligations (bonds).

Intermediation. To meet the asset/liability management needs of members, the Bank may enter into interest-rate exchange agreements with members and offsetting interest-rate exchange agreements with other counterparties. Under these agreements, the Bank acts as an intermediary between members and other counterparties. This intermediation grants smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do no receive hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank.

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

Notes to Financial Statements (continued)

The following table presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to the Bank exceeds the Bank's net position.

	December 31,
(in thousands)	2010	2009
Credit risk exposure(1)	$30,257	$7,662
Less:
Cash collateral	7,458	—
Securities held as collateral	—	—
Total collateral	7,458	—
Exposure net of collateral	$22,799	$7,662
Note:
(1) Includes net accrued interest receivable of $10.0 million and $4.9 million at December 31,
2010 and 2009.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2010 was $961.2 million for which the Bank has posted cash and securities collateral with a fair value of approximately $647.3 million in the normal course of business. If the Bank’s credit ratings had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $231.7 million of collateral to its derivative counterparties at December 31, 2010. However, the Bank’s credit ratings have not changed during the previous twelve months.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 21 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivative dealer and does not trade derivatives for short-term profit.

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

Notes to Financial Statements (continued)

The following tables summarize the notional and fair value of derivative instruments as of December 31, 2010 and 2009. For purposes of this disclosure, the derivative values include fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	December 31, 2010
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$25,701,174	$360,210	$1,297,875
Total derivatives in hedge accounting relationships	$25,701,174	$360,210	$1,297,875
Derivatives not in hedge accounting relationships:
Interest rate swaps	$50,000	$456	$—
Interest rate caps or floors	1,653,750	6,462	306
Mortgage delivery commitments	21,787	126	70
Total derivatives not in hedge accounting relationships	$1,725,537	$7,044	$376

Total derivatives before netting and collateral adjustments	$27,426,711	$367,254	$1,298,251
Netting adjustments		(336,997)	(336,997)
Cash collateral and related accrued interest		(7,458)	(353,343)
Total collateral and netting adjustments(1)		(344,455)	(690,340)

Derivative assets and derivative liabilities as reported on the Statement of Condition	$27,426,711	$22,799	$607,911

	December 31, 2009
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$51,335,964	$451,215	$1,568,756
Total derivatives in hedge accounting relationships	$51,335,964	$451,215	$1,568,756
Derivatives not in hedge accounting relationships:
Interest rate swaps	$34,000	—	$1,580
Interest rate caps or floors	1,653,750	9,617	1,096
Mortgage delivery commitments	3,406	20	3
Total derivatives not in hedge accounting relationships	$1,691,156	$9,637	$2,679
Total derivatives before netting and collateral adjustments	$53,027,120	$460,852	$1,571,435
Netting adjustments		(453,190)	(453,190)
Cash collateral and related accrued interest		—	(494,721)
Total collateral and netting adjustments(1)		(453,190)	(947,911)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$7,662	$623,524
Note:
(1)Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Operations.

	Year Ended December 31,
	2010	2009	2008
(in thousands)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$(335)	$11,469	$(9,863)
Total net gains (losses) related to fair value hedge ineffectiveness	$(335)	$11,469	$(9,863)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(1,961)	$2,118	$62,985
Interest rate swaptions	—	—	(108)
Interest rate caps or floors	(4,960)	(6,002)	2,368
Net interest settlements	(1,364)	(1,454)	(2,030)
Mortgage delivery commitments	3,000	5,020	594
Intermediary transactions
Interest rate swaps	—	3	(1)
Other	894	866	12,329
Total net gains (losses) related to derivatives not designated as hedging instruments	$(4,391)	$551	$76,137
Net gains (losses) on derivatives and hedging activities	$(4,726)	$12,020	$66,274

On September 15, 2008, Lehman Brothers Holding, Inc. (Lehman) filed for bankruptcy. At that time, Lehman’s subsidiary, Lehman Brothers Special Financing, Inc. (LBSF) was the Bank’s largest derivatives counterparty, with a total of 595 outstanding derivative trades having a total notional value of $16.3 billion. Lehman was a guarantor under the Bank’s agreement with LBSF such that Lehman’s bankruptcy filing triggered an event of default. Substantially all of these derivatives were in fair value hedging relationships. As a result of the bankruptcy filing, the Bank evaluated the outstanding trades it had with LBSF to assess which individual derivatives were most important to the Bank’s overall risk position. Of the 595 trades, 63 represented approximately half of the total LBSF notional value and almost 100 percent of the base case duration impact of the LBSF portfolio. Therefore, the Bank elected to enter into 63 identical new trades with different counterparties on September 18, 2008. The fair value hedging relationships associated with the 63 LBSF trades were de-designated with the respective hedged items being simultaneously re-designated in new hedging relationships with the new derivatives traded on September 18, 2008. Management determined that it was in the Bank’s best interest to declare an event of default and designate September 19, 2008 as the early termination date of the Bank’s agreement with LBSF. Accordingly, all LBSF derivatives were legally terminated at that time and the Bank began the process of obtaining third party quotes for all of the derivatives in order to settle its position with LBSF in accordance with the ISDA Master Agreement. On September 22, 2008, the Bank entered into trades similar to former LBSF derivatives by trading 40 derivatives identical to certain LBSF derivatives that were terminated on September 19, 2008. The Bank was unable to place these 40 replacement derivatives into fair value hedge relationships until October 10, 2008.

The above-described transactions had a material impact on the components of net gain (loss) on derivatives and hedging activities for the twelve months ended December 31, 2008 as presented in the table above. Fair value hedge ineffectiveness for the twelve months ended December 31, 2008, includes a loss of $10.9 million resulting from the de-designation of certain LBSF hedge relationships and the simultaneous re-designation of those hedge relationships with newly traded derivatives. For the twelve months ended December 31, 2008, gains (losses) associated with economic hedges include a $69.0 million gain associated with derivatives that remained as economic hedges for a one day period until they were terminated. The gains (losses) associated with economic hedges for the twelve months ended December 31, 2008 also include a gain of $0.2 million associated with the 40 additional derivatives discussed above. For the twelve months ended December 31, 2008, other gains (losses) on derivatives and hedging activities includes a gain of $11.8 million associated with the termination of the LBSF derivatives.

Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the years ended December 31, 2010, 2009 and 2008.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2010:
Hedged item type:
Advances	$15,959	$(16,676)	$(717)	$(770,733)
Consolidated obligations – bonds	84,498	(84,116)	382	368,876
Total	$100,457	$(100,792)	$(335)	$(401,857)
2009:
Hedged item type:
Advances	$1,131,401	$(1,146,160)	$(14,759)	$(1,071,622)
Consolidated obligations – bonds	(285,834)	312,062	26,228	438,094
Total	$845,567	$(834,098)	$11,469	$(633,528)
2008:
Hedged item type:
Advances	$(1,664,959)	$1,659,789	$(5,170)	$(568,921)
Consolidated obligations – bonds	519,711	(524,404)	(4,693)	277,477
Total	$(1,145,248)	$1,135,385	$(9,863)	$(291,444)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during the years ended December 31, 2010 and 2009. The losses reclassified from AOCI into income for the effective portion of the previously terminated cash flow hedges are presented in the tables below for the years ended December 31, 2010, 2009 and 2008. This activity was reported in interest expense – consolidated obligation-bonds in the Bank’s Statement of Operations.

(in thousands)	Losses Reclassified from AOCI into Income
For the year ended December 31, 2010	$(29)
For the year ended December 31, 2009	(1,173)
For the year ended December 31, 2008	(2,048)

As of December 31, 2010, 2009 and 2008 the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months were not material.

Notes to Financial Statements (continued)

Note 12 – Premises, Software and Equipment

	December 31,
(in thousands)	2010	2009
Computer hardware and software	$45,955	$48,652
Furniture	2,439	3,035
Leasehold improvements	4,132	3,494
Equipment and other	1,606	1,887
Total premises, software and equipment, gross	54,132	57,068
Less: Accumulated depreciation and amortization	34,832	35,361
Total premises, software and equipment, net	$19,300	$21,707
Depreciation and amortization expense on premises and equipment, including computer hardware, was $5.8 million, $5.6 million and $5.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Gains and losses on disposal of premises and equipment are included in other income (loss) on the Statement of Operations. There were no material net realized gains (losses) on disposal of premises and equipment for the years ended December 31, 2010, 2009 and 2008.
Amortization expense on software was $4.8 million, $4.5 million and $3.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The unamortized software balance was $16.8 million and $19.1 million at December 31, 2010 and 2009, respectively.
During the years ended December 31, 2010 and 2009, the Bank capitalized $2.5 million and $4.1 million, respectively, in costs associated with computer software being developed for internal use.

Note 13 – Deposits

The Bank offers demand and overnight deposits to both members and qualifying nonmembers and term deposits to members. Noninterest-bearing demand and overnight deposits are comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the FRB.

Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits during 2010 and 2009 were 0.07 percent and 0.08 percent, respectively.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2010 and 2009.

	December 31,
(in thousands)	2010	2009
Interest-bearing:
Demand and overnight	$1,127,764	$1,246,717
Term	500	11,000
Total interest-bearing deposits	$1,128,264	$1,257,717
Noninterest-bearing:
Demand and overnight	38,736	26,613
Total deposits	$1,167,000	$1,284,330
 The aggregate amount of time deposits with a denomination of $100 thousand or more was $500 thousand and $11.0 million as of December 31, 2010 and 2009, respectively.

Notes to Financial Statements (continued)
Note 14 – Consolidated Obligations

Consolidated obligations consist of consolidated bonds and discount notes. The FHLBanks issue consolidated obligations through the OF as their agent. In connection with each debt issuance, each FHLBank specifies the amount of debt it wants to be issued on its behalf. The OF tracks the amount of debt issued on behalf of each FHLBank. In addition, the Bank separately tracks and records as a liability its specific portion of consolidated obligations for which it is the primary obligor.
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
The par amounts of the twelve FHLBanks’ outstanding consolidated obligations, including consolidated obligations held by other FHLBanks, were $796.4 billion and $930.6 billion at December 31, 2010 and 2009, respectively. Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States, obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they are free from lien or pledge for purposes of compliance with these regulations.
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
Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that the Bank has issued in the past is an Amortizing Prepayment Linked Security (APLS). The APLS redeem based on the prepayments of Fannie Mae, Freddie Mac, Ginnie Mae or private label reference pools. As of December 31, 2010 and 2009, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts).
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

Inverse Floating Bonds have coupons that increase as an index declines and decrease as an index rises; and

Conversion Bonds have coupons that the Bank may convert from fixed to floating, or floating to fixed, or from one U.S. or other currency index to another, at its discretion on predetermined dates according to the terms of the bond offerings.

The following table details interest rate payment terms for consolidated obligation bonds as of December 31, 2010 and 2009.

	December 31,
(in thousands)	2010	2009
Par value of consolidated bonds:
Fixed-rate	$30,220,916	$42,153,784
Step-up	215,000	210,000
Floating-rate	3,270,000	6,430,000
Conversion bonds:
Floating to fixed	—	15,000
Total par value	33,705,916	48,808,784
Bond premiums	114,253	42,114
Bond discounts	(30,451)	(27,645)
Hedging adjustments	339,576	280,615
Total book value	$34,129,294	$49,103,868

At December 31, 2010 and 2009, 41.0 percent and 63.0 percent, respectively, of the Banks' fixed-rate bonds were swapped to a floating rate and 0.6 percent and 1.2 percent, respectively, of the Banks' variable-rate bonds were swapped to a different variable-rate index.

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
Year of Contractual Maturity (dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	10,281,400	1.53%	$21,165,000	1.42%
Due after 1 year through 2 years	5,224,250	2.70	8,170,700	1.89
Due after 2 years through 3 years	4,181,905	2.95	5,665,000	3.25
Due after 3 years through 4 years	2,896,350	3.13	3,402,500	3.80
Due after 4 years through 5 years	4,061,800	2.92	1,977,900	4.37
Thereafter	4,137,400	4.32	4,610,500	4.83
Index amortizing notes	2,922,811	4.66	3,817,184	5.05
Total par value	$33,705,916	2.81%	$48,808,784	2.60%

Notes to Financial Statements (continued)

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2010 and 2009.

	December 31,
(in thousands)	2010	2009
Noncallable	30,590,916	$42,660,284
Callable	3,115,000	6,148,500
Total par value	$33,705,916	$48,808,784

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2010 and 2009.

	December 31,
Year of Contractual Maturity or Next Call Date (in thousands)	2010	2009
Due in 1 year or less	12,849,900	$25,917,000
Due after 1 year through 2 years	5,230,250	9,015,700
Due after 2 years through 3 years	3,878,905	4,339,000
Due after 3 years through 4 years	2,773,850	2,599,500
Due after 4 years through 5 years	3,836,300	1,245,400
Thereafter	2,213,900	1,875,000
Index amortizing notes	2,922,811	3,817,184
Total par value	$33,705,916	$48,808,784

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of December 31, 2010 and 2009.

	December 31,
(dollars in thousands)	2010	2009
Book value	$13,082,116	$10,208,891
Par value	13,085,000	10,210,000
Weighted average interest rate (1)	0.17%	0.08%
Note:
(1) Represents an implied rate.

Concessions on Consolidated Obligations. Unamortized concessions, included in other assets on the Statement of Condition, were $8.7 million and $13.7 million at December 31, 2010 and 2009, respectively. The amortization of such concessions is included in Interest Expense - Consolidated Obligations on the Statement of Operations and totaled $9.4 million, $16.6 million and $26.0 million for the years ended December 31 2010, 2009, and 2008, respectively.

Notes to Financial Statements (continued)

Note 15 – Affordable Housing Program (AHP)

In support of the goal of providing funding for housing and economic development in its district's communities, the Bank administers a number of programs, some mandated and some voluntary, which make funds available through member financial institutions. In all of these programs, Bank funds flow through member financial institutions into areas of need throughout the region. The Affordable Housing Program (AHP), mandated by statute, is the largest and primary public policy program. The AHP program is mandated by the Act, and the Bank is required to contribute approximately 10 percent of its net earnings after REFCORP to AHP and make these funds available for use in the subsequent year. Each year, the Bank's Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

Section 10(j) of the Act requires each Bank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below-market interest rate advances where the funds are used to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or ten percent of net earnings (income under GAAP before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after the assessment for REFCORP). The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Agency. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues this expense monthly based on its net earnings. The Bank reduces the AHP liability as members use subsidies. The calculation of the REFCORP assessment is discussed in Note 16.
If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. As allowed per AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). The Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism. The Bank recorded $948 thousand of accelerated AHP in 2010.
If the aggregate ten percent calculation described above was less than $100 million for all twelve FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in 2010, 2009 or 2008 . If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2010, 2009 or 2008. The Bank had outstanding principal in AHP-related advances of $5.9 million and $8.7 million at December 31, 2010 and 2009, respectively.

(in thousands)	2010	2009	2008
Balance, beginning of the year	$24,541	$43,392	$59,912
Expenses	922	—	2,186
Subsidy usage, net	(11,861)	(18,851)	(18,706)
Balance, end of the year	$13,602	$24,541	$43,392

Notes to Financial Statements (continued)

Note 16 – Resolution Funding Corporation (REFCORP)

Each FHLBank is required to pay quarterly to the REFCORP twenty percent of income calculated in accordance with GAAP after the assessment for AHP, but before the assessment for REFCORP. The AHP and REFCORP assessments are calculated simultaneously because of their interdependence on each other. The Bank accrues its REFCORP assessment on a monthly basis. Calculation of the AHP assessment is discussed in Note 15. The Resolution Funding Corporation has been designated as the calculation agent for AHP and REFCORP assessments. Each FHLBank provides their net income before AHP and REFCORP to the Resolution Funding Corporation, who then performs the calculations for each quarter-end.
The FHLBanks will continue to be obligated to these amounts until the aggregate amounts actually paid by all twelve FHLBanks are equivalent to a $300 million annual annuity (or a scheduled benchmark payment of $75 million per quarter) whose final maturity date is April 15, 2030, at which point the required payment of each FHLBank to REFCORP will be fully satisfied. The Finance Agency in consultation with the U.S. Secretary of the Treasury selects the appropriate discounting factors to be used in this annuity calculation. The cumulative amount to be paid to REFCORP by the Bank is not determinable at this time because it depends on the future earnings of all FHLBanks and interest rates. If the Bank experienced a net loss during a quarter, but still had net income for the year, the Bank’s obligation to the REFCORP would be calculated based on the Bank’s year-to-date GAAP net income. The Bank would be entitled to use the overpayment of amounts paid for the full year that were in excess of its calculated annual obligation as a credit against future REFCORP assessments. If the FHLBank had net income in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the REFCORP for the year. The Finance Agency is required to extend the term of the FHLBanks’ obligation to the REFCORP for each calendar quarter in which there is a deficit quarterly payment. A deficit quarterly payment is the amount by which the actual quarterly payment falls short of $75 million.
The FHLBanks’ aggregate payments through 2010 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its expected remaining term to October 15, 2011 effective December 31, 2010. The FHLBanks’ aggregate payments through 2010 have satisfied $64.6 million of the $75.0 million scheduled payment due on October 15, 2011 and all scheduled payments thereafter. This date assumes that the FHLBanks will pay exactly $300 million annually after December 31, 2010 (including the application of certain credits due to FHLBanks that overpaid their annual REFCORP assessment as referred to in the preceding paragraph) until the annuity is satisfied.
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
In 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank will use its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future). This overpayment was recorded as a prepaid asset and reported as “prepaid REFCORP assessment” on the Statement of Condition at December 31, 2008. A balance related to this asset remained on the Bank's Statement of Condition as of December 31, 2010 and 2009. For full year 2010, $2.1 million of REFCORP assessment expense was credited against the asset balance. Over time, as the Bank continues to use this asset against its future REFCORP assessments, the prepaid asset will be reduced until exhausted. If any amount of the prepaid asset still remains at the time that the REFCORP obligation for the FHLBank System as a whole is fully satisfied, the U.S. Treasury will implement a procedure so that the Bank would be able to collect on its remaining prepaid asset.
The following table presents an analysis of the REFCORP prepaid asset for the years ended December 31, 2010 and 2009.

(in thousands)	2010	2009
Balance, beginning of year	$(39,641)	$(39,641)
Expense	2,076	—
Cash payments	—	—
Balance, end of year	$(37,565)	$(39,641)

Notes to Financial Statements (continued)

Note 17 – Capital

The Gramm-Leach-Bliley Act of 1999 (GLB Act) required each FHLBank to adopt a capital plan and convert to a new capital structure. Under Finance Agency implementation of the GLB Act, the Bank adopted and maintains a plan (Capital Plan). The conversion was considered a capital transaction and was accounted for at par value. The Bank is subject to three capital requirements under its Capital Plan and the Finance Agency rules and regulations:

•
Risk-based capital. Under this capital requirement, the Bank must maintain at all times permanent capital, defined as Class B stock and retained earnings, in an amount at least equal to the sum of its credit risk, market risk, and operations risk capital requirements, all of which are calculated in accordance with the rules and regulations of the Finance Agency. The Finance Agency may require the Bank to maintain a greater amount of permanent capital than is required by the risk-based capital requirements as defined;

•
Total regulatory capital. Under this capital requirement, the Bank is required to maintain at all times a total capital-to-assets ratio of at least four percent. Total regulatory capital is the sum of permanent capital, Class A stock, any general loss allowance, if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the Finance Agency as available to absorb losses; and

•
Leverage capital. Under this third capital requirement, the Bank is required to maintain at all times a leverage capital-to-assets ratio of at least five percent. Leverage capital is defined as the sum of (i) permanent capital weighted 1.5 times and (ii) all other capital without a weighting factor.

Effective July 1, 2010, changes to the Bank's Capital Plan were implemented. The amended Capital Plan replaced the unused borrowing capacity membership stock purchase requirement with an annual Membership Asset Value (MAV) stock purchase requirement based on the member's prior December 31 call report data. This calculation is not affected by the amount the member borrows from the Bank. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. agency securities; U.S. agency MBS; nonagency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans; home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category and the resulting MAV is determined by summing the products of the membership asset categories and the respective factor. The MAV capital stock requirement range is from 0.05-1.00 percent and is currently 0.35 percent. All members will be required to fully transition to the amended Capital Plan by the first MAV re-calculation date of April 10, 2011. The range of the capital stock percentage requirement on advances was expanded from 4.50-6.00 percent to 3.00-6.00 percent. The initial capital stock requirement under the amended Capital Plan for advances was lowered from 4.75 percent to 4.60 percent. The range of the capital stock requirement on Acquired Member Assets (AMA) loans (i.e., MPF loans) sold to the Bank and put on its balance sheet was expanded from 0.00-4.00 percent to 0.00-6.00 percent and is currently 4.00 percent. The amended Capital Plan also introduced a new capital stock requirement on letters of credit and is currently 1.60 percent. See the Amended Capital Plan filed as Exhibit 4.1.1 to the Second Quarter 2010 quarterly report filed on Form 10-Q.

At December 31, 2010, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements.

The following table demonstrates the Bank’s compliance with these capital requirements at December 31, 2010 and 2009.

	December 31, 2010		December 31, 2009
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,620,189	$4,418,437	$2,826,882	$4,415,308
Total capital-to-asset ratio	4.0%	8.3%	4.0%	6.8%
Total regulatory capital	$2,135,469	$4,418,552	$2,611,634	$4,415,422
Leverage ratio	5.0%	12.4%	5.0%	10.1%
Leverage capital	$2,669,336	$6,627,771	$3,264,543	$6,623,076

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. On December 22, 2010, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended September 30, 2010. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2010.

Notes to Financial Statements (continued)

Capital Concentrations. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2010 and 2009.

(dollars in thousands)	December 31, 2010		December 31, 2009
Member	Capital Stock	Percent of Total	Capital Stock	Percent of Total
Sovereign Bank, Reading PA	$612,216	15.2%	$644,438	16.0%
Ally Bank, Midvale, UT(1)	471,286	11.7%	496,090	12.3%
ING Bank, FSB, Wilmington, DE	454,705	11.3%	478,637	11.9%
PNC Bank, N.A., Wilmington, DE (2)	420,314	10.5%	442,436	11.0%
Notes:
(1)For Bank membership purposes, principal place of business is Horsham, PA.
(2)For Bank membership purposes, principal place of business is Pittsburgh, PA.

Mandatorily Redeemable Capital Stock.  Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank's capital stock. Member shares cannot be purchased or sold except between an FHLBank and its members at its $100 per share par value, as mandated by each FHLBank's capital plan or by regulation. If a member cancels its written notice of redemption or notice of withdrawal, the FHLBank will reclassify mandatorily redeemable capital stock from a liability to capital. After the reclassification, dividends on the capital stock would no longer be classified as interest expense.

At December 31, 2010 and 2009, the Bank had $34.2 million and $8.3 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. No dividends were paid on mandatorily redeemable stock for the years ended December 31, 2010 and 2009. For the year ended December 31, 2008, dividends on mandatorily redeemable capital stock in the amount of $148 thousand were recorded as interest expense.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable stock during 2010, 2009 and 2008.

(in thousands)	2010	2009	2008
Balance, beginning of the period	$8,256	$4,684	3,929
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals ( includes mergers )	31,658	197	54,326
Other redemption		4,038	92
Transfer of mandatorily redeemable capital stock to capital stock due to mergers	—	(663)	—
Redemption of mandatorily redeemable capital stock:		—
Withdrawals	(3,899)		(53,663)
Other redemptions	(1,800)	—	—
Balance, end of the period	$34,215	$8,256	4,684

As of December 31, 2010, the total mandatorily redeemable capital stock reflected balances for eight institutions. One institution was in receivership and two other institutions were taken over by the FDIC and their charters were dissolved. One institution voluntarily dissolved its charter with the Office of Thrift Supervision (OTS). Three institutions were merged out of district and are considered nonmembers. The remaining institution was merged into a nonmember; subsequently, as of November 6, 2009, the nonmember was fully integrated into a member. The stock remains classified as mandatorily redeemable capital stock. These redemptions were not complete as of December 31, 2010.

Notes to Financial Statements (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2010 and 2009.

	December 31,
(in thousands)	2010	2009
Due in 1 year or less	$29	$3,249
Due after 1 year through 2 years	—	30
Due after 2 years through 3 years	88	—
Due after 3 years through 4 years	4,023	93
Due after 4 years through 5 years	30,075	4,884
Total	$34,215	$8,256

The year of redemption in the table above is the end of the five-year redemption period for the mandatorily redeemable capital stock. Under the Finance Agency regulations and the terms of the Bank's Capital Plan, capital stock supporting advances and other activity with the Bank (e.g., letters of credit, mortgage loans, etc) is not redeemable prior to the payoff or maturity of the associated advance or other activity, which may extend beyond five years.

The Bank repurchased approximately $200 million in excess capital stock on October 29, 2010. The amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding through October 28, 2010. The total amount of member excess capital stock at December 31, 2010 was $1.9 billion. The Bank also repurchased approximately $200 million in excess capital stock on February 23, 2011. The amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding through February 22, 2011

Dividends, Retained Earnings and AOCI. At December 31, 2010, retained earnings were $397.3 million, representing an increase of $8.3 million, or 2.1 percent, from December 31, 2009. This increase was due to the Bank’s net income earned during 2010.

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

Notes to Financial Statements (continued)

The following table summarizes the changes in AOCI for the years ended December 31, 2010, 2009 and 2008.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on AFS		Noncredit OTTI Gains(Losses) on HTM	Net Unrealized Gains(Losses) on Hedging Activities	Pension and Post Retirement Plans	Total
Balances as of December 31, 2007	$(1,921)	$—		$—	$(2,916)	$(1,467)	$(6,304)
Net unrealized (loss)	(15,464)	—		—	—	—	(15,464)
Reclassification adjustment for losses included in net income	2,842	—	—	—	2,031	—	4,873
Pension and postretirement benefits	—	—		—	—	(410)	(410)
Balances as of December 31, 2008	$(14,543)	$—		$—	$(885)	$(1,877)	$(17,305)
Cumulative effect adjustments relating to the amended OTTI guidance	—	(2,842)		(253,119)	—	—	(255,961)
Net unrealized gain (loss)	10,345	294,212		—	—	—	304,557
Noncredit component of OTTI losses	—	(10,857)		(961,443)	—	—	(972,300)
Reclassification adjustment for losses included in net income relating to HTM for noncredit portion	—	132,462		24,664	—	—	157,126
Accretion of noncredit OTTI losses	—	—		31,175	—	—	31,175
Net unrealized gain (loss) on securities transferred from HTM to AFS	—	(1,104,478)		1,158,723	—	—	54,245
Reclassification adjustment for losses included in net income	2,178	—		—	1,149	—	3,327
Pension and postretirement benefits	—	—		—	—	1,196	1,196
Balances as of December 31, 2009	$(2,020)	$(691,503)		$—	$264	$(681)	$(693,940)
Net unrealized gains	1,058	341,455		—	—	—	342,513
Noncredit component of OTTI losses	—	—		(19,614)	—	—	(19,614)
Reclassification adjustment of noncredit OTTI losses included in net income	—	155,460		—	—	—	155,460
Noncredit OTTI losses and unrecognized gain transferred from HTM to AFS	—	(19,614)		19,614	—	—	—
Reclassification adjustment for gains included in net income	—	(8,331)		—	6	—	(8,325)
Pension and postretirement benefits	—	—		—	—	565	565
Balances as of December 31, 2010	$(962)	$(222,533)		$—	$270	$(116)	$(223,341)

Notes to Financial Statements (continued)

Statutory and Regulatory Restrictions on Capital Stock Redemption.  In accordance with the GLB Act, Bank stock is considered putable with restrictions given the significant restrictions on the obligation/right to redeem and the limitation of the redemption privilege to a small fraction of outstanding stock. Statutory and regulatory restrictions on the redemption of Bank stock include the following:

•
In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to satisfy its minimum capital requirements (i.e., a statutory capital/asset ratio requirement, established by the GLB Act, and a regulatory risk-based capital-to-asset ratio requirement established by the Finance Agency). By law, all member holdings of Bank stock immediately become non-redeemable if the Bank becomes undercapitalized (as determined by the Finance Agency) and only a minimal portion of outstanding stock qualifies for redemption consideration;

•
In no case may the Bank redeem any capital stock if either its Board or the Finance Agency determine that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue;

•
The Board has a statutory obligation to review and adjust member capital stock requirements in order to comply with the Bank’s minimum capital requirements, and each member must comply promptly with any such requirement;

•
In addition to possessing the authority to prohibit stock redemptions, the Bank’s Board has a right to call for additional capital stock purchases by its members as a condition of membership, as needed to satisfy statutory and regulatory capital requirements under the GLB Act;

•
If, during the period between receipt of a stock redemption notification from a member and the actual redemption (which may last indefinitely if the Bank is undercapitalized, does not have the required credit rating, etc.), the Bank becomes insolvent and is either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established through the liquidation process or through negotiation with the merger partner;

•	The GLB Act states that the Bank may repurchase, in its sole discretion, Bank stock which exceed the required minimum amount;

•	In no case may the Bank redeem or repurchase any capital stock if the principal or interest payment due on any consolidated obligation issued by the OF has not been paid in full;

•
In no case may the Bank redeem or repurchase any capital stock if the Bank has failed to provide the Finance Agency with the necessary quarterly certification required by Section 966.9(b)(1) of the Finance Agency’s regulations prior to declaring or paying dividends for a quarter; and

•
In no case may the Bank redeem or repurchase any capital stock if the Bank is unable to provide the required certification, projects that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of its current obligations, actually fails to satisfy these requirements or obligations, or negotiates to enter or enters into an agreement with another Bank to obtain financial assistance to meet its current obligations.

Note 18 – Employee Retirement Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Pentegra Defined Benefit Plan), a tax qualified defined benefit pension plan. The plan covers substantially all officers and employees of the Bank. Funding and administrative costs of the Pentegra Defined Benefit Plan charged to other operating expense were $6.3 million, $3.3 million and $3.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The Pentegra Defined Benefit Plan is a multi-employer plan in which assets contributed by one participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. As a result, disclosure and accounting of the accumulated benefit obligations, plan assets, and the components of annual pension expense attributable to the Bank cannot be made.
The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $992 thousand, $975 thousand and $900 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.
In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s obligation from these plans was $6.4 million and $7.0 million at December 31, 2010 and 2009, respectively and the Bank recognized operating expenses of $751 thousand, $1.0 million and $(1.3) million for the years ended December 31, 2010, 2009 and 2008, respectively. The Bank owns mutual funds held in a Rabbi trust to secure the Bank's obligation to participants and to partially offset the earnings (losses) of certain deferred compensation agreements. See Note 4 for more information.
Postretirement Health Benefit Plan.  The Bank sponsors a retiree benefits program that includes health care and life insurance

Notes to Financial Statements (continued)

benefits for eligible retirees. Employees who retired prior to January 1, 1992, receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992, participate in a health reimbursement account (HRA). The Bank will make a contribution to each participant's HRA monthly. At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Those employees retiring after January 1, 1992, are also required to meet specific eligibility requirements of age 65 or age 60 with ten years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The approximate Accumulated Postretirement Benefit Obligation (APBO) as of December 31, 2010 and 2009 was $2.2 million and $1.9 million, respectively.
Supplemental Retirement Plan.  The Bank also maintains a Supplemental Retirement Plan, a nonqualified defined benefit retirement plan, for certain executives. The plan ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the supplemental retirement plan was $2.7 million and $2.9 million at December 31, 2010 and 2009, respectively. The Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants. See Note 5 for more information.
There are no plan assets nor any unrecognized transitional obligation. The following table sets forth the changes in benefit obligation associated with these defined benefit plans.

	Supplemental Retirement Plan		Postretirement Health Benefit Plan
(in thousands)	2010	2009	2010	2009
Change in benefit obligation:
Balance, beginning of the year	$3,958	$3,971	$1,906	$2,757
Service cost	147	247	44	93
Interest cost	169	229	110	153
Amendments – changes in assumptions	219	(7)	103	(781)
Actuarial loss (gain)	(1,073)	(128)	180	(151)
Benefits paid	(417)	(354)	(102)	(165)
Balance, end of the year	3,003	3,958	2,241	1,906
Change in fair value of plan assets:
Balance, beginning of the year fair value	—	—	—	—
Employer contribution	417	354	102	165
Benefits paid	(417)	(354)	(102)	(165)
Balance, end of the year fair value	—	—	—	—
Funded status at end of year	$(3,003)	$(3,958)	$(2,241)	$(1,906)

Amounts recognized in "Other Liabilities" on the Statement of Condition for the Bank's Supplemental Retirement Plan and Postretirement Health Benefit at December 31, 2010 and 2009 were $5.2 and $5.9 million.

The following table presents the amounts recognized in AOCI at December 31, 2010 and 2009 associated with these defined benefit plans.

	Supplemental Retirement Plan		Postretirement Health Benefit Plan
(in thousands)	2010	2009	2010	2009
Net actuarial loss (gain)	$185	$1,062	$378	$94
Prior service cost (benefit)	(10)	(20)	(437)	(455)
Total recognized in AOCI	$175	$1,042	$(59)	$(361)

Notes to Financial Statements (continued)

The following table presents the components of the net periodic benefit cost and other amounts recognized in OCI for these defined benefit plans for the years ended December 31, 2010, 2009 and 2008.

	Supplemental Retirement Plan			Postretirement Health Benefit Plan
(in thousands)	2010	2009	2008	2010	2009	2008
Net periodic benefit cost:
Service cost	$147	$247	$258	$44	$93	$75
Interest cost	169	229	251	110	153	144
Amortization of prior service cost (benefit)	(10)	(10)	(10)	(18)	40	41
Amortization of net loss	—	98	79	—	—	—
Settlement loss	23	—	405	—	—	—
Net periodic benefit cost	$329	$564	$983	$136	$286	$260
Other changes in OCI:
Net loss (gain)	(876)	$(136)	$106	$283	$(932)	$414
Amortization of net loss (gain)	—	(98)	(79)	—	—	—
Amortization of prior service cost (benefit)	10	10	10	18	(40)	(41)
Total recognized in OCI	(866)	(224)	37	301	(972)	373
Total recognized in net periodic benefit cost and OCI	$(537)	$340	$1,020	$437	$(686)	$633

The following table presents the estimated net actuarial loss (gain) and prior service cost (benefit) associated with these defined benefit plans that will be amortized from AOCI into net periodic benefit cost over the next fiscal year.

(in thousands)	Supplemental Retirement Plan	Postretirement Health Benefit Plan
Net actuarial loss	$—	$12
Prior service cost (benefit)	(10)	(18)
Total to be amortized into net periodic benefit cost	$(10)	$(6)
The measurement date used to determine the current year’s benefit obligations was December 31, 2010. Key assumptions used for the actuarial calculation to determine benefit obligations and net periodic benefit cost for the Bank’s supplemental retirement plan and postretirement health benefit plan for the years ended December 31, 2010 and 2009 are presented in the tables below. The discount rate for both plans as of December 31, 2010 was determined by using a discounted cash-flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration based interest rate yields from the Citibank Pension Liability Index as of December 31, 2010 and solving for the single discount rate that produces the same present value.

	Supplemental Retirement Plan			Postretirement Health Benefit Plan
Benefit Obligation	2010	2009	2008	2010	2009	2008
Discount rate	5.50%	6.00%	6.00%	5.50%	6.00%	5.75%
Salary increase	5.00%	5.00%	5.50%	n/a	n/a	n/a

	Supplemental Retirement Plan			Postretirement Health Benefit Plan
Cost	2010	2009	2008	2010	2009	2008
Discount rate	6.00%	6.00%	6.25%	6.00%	5.75%	6.50%
Salary increase	5.00%	5.50%	5.50%	n/a	n/a	n/a

Notes to Financial Statements (continued)

The following table presents the assumed health care cost trend rates for the Bank’s postretirement health benefit plan at December 31, 2010 and 2009.

	December 31,
Health Care Cost Trend Rates	2010	2009
Assumed for next year	5.00%	5.00%
Ultimate rate	5.00%	5.00%
Year that ultimate rate is reached	2010	2009

The effect of a percentage point increase in the assumed healthcare trend rates would increase postretirement benefit expense by $4 thousand and APBO by $74 thousand. The effect of a percentage point decrease in the assumed healthcare trend rates would decrease postretirement benefit expense by $4 thousand and APBO by $68 thousand.

The supplemental retirement plan and postretirement health plan are not funded. The following table presents the estimated future benefits payments reflecting expected future services for the years ending after December 31, 2010.

Years
(in thousands)	Supplemental Retirement Plan	Postretirement Health Benefit Plan
2011	$112	$156
2012	117	165
2013	127	174
2014	131	190
2015	139	209
2016-2020	920	1,004

Note 19 – Transactions with Related Parties

The Bank is a cooperative whose member institutions own the capital stock of the Bank and may receive dividends on their investments. In addition, certain former members that still have outstanding transactions are also required to maintain their investment in Bank capital stock until the transactions mature or are paid off. All loans, including BOB loans, are issued to members and all mortgage loans held for portfolio are purchased from members. The Bank also maintains demand deposit accounts for members primarily to facilitate settlement activities that are directly related to advances and mortgage loan purchases. All transactions with members are entered into in the normal course of business. In instances where the member also has an officer or a director who is a Director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as all other transactions. Related parties are defined as those parties meeting any one of the following criteria: (1) other FHLBanks in the System; (2) members with capital stock outstanding in excess of 10 percent of total capital stock outstanding; or (3) members and nonmember borrowers that have an officer or director who is a Director of the Bank.
The following table includes significant outstanding related party member balances.

	December 31,
(in thousands)	2010	2009
Federal funds sold	$400,000	$—
Investments	218,850	400,945
Advances	17,815,121	24,635,662
Letters of credit	111,983	151,944
MPF loans	3,439,820	3,864,494
Deposits	40,471	29,617
Capital stock	2,077,406	2,139,936

Notes to Financial Statements (continued)

The following table summarizes the Statement of Operations' effects corresponding to the related party member balances above.

	Year Ended December 31,
(in thousands)	2010	2009	2008
Federal funds sold	$633	$—	$—
Interest income on investments	6,940	10,454	10,403
Interest income on advances	140,881	328,270	1,369,217
Prepayment fees on advances	13,889	50	5,269
Letters of credit fees	262	794	1,366
Interest income on MPF loans	211,160	43,064	7,048
Interest expense on deposits	26	21	8,497

Interest income on advances for the years ended December 31, 2010, 2009 and 2008, respectively, included contractual interest income of $707.1 million, $1.1 billion and $1.8 billion, net interest settlements on derivatives in fair value hedge relationships of $(540.5) million, $(741.9) million and $(397.4) million and total amortization of basis adjustments of $(25.7) million, $(5.1) million and $(5.1) million.

The following table includes the MPF activity of the related party members.

	Year Ended December 31,
(in thousands)	2010	2009	2008
Total MPF loan volume purchased	$79,033	$14,593	$10,262

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Year Ended December 31,
(in thousands)	2010	2009	2008
Mortgage loans participated to FHLBank of Chicago	$—	$—	$218,039
Servicing fee expense	606	543	336
Interest income on MPF deposits	11	4	107

	December 31,
(in thousands)	2010	2009
Interest-bearing deposits maintained with FHLBank of Chicago	$10,094	$7,571

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For the years ended December 31, 2010 and 2009, there was no borrowing or lending activity between the Bank and other FHLBanks.

	Year Ended December 31,
(in thousands)	2010	2009	2008
Borrowed from other FHLBanks	$—	$—	$20,212
Repaid to other FHLBanks	—	—	20,212
Loaned to other FHLBanks	—	—	—
Repaid by other FHLBanks	—	—	500,000

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the year ended December 31, 2010 the Bank transferred debt of $520.0 million par with a fair value of $538.7 million to FHLBank of Boston and $200 million par with a fair value of $205.5 million to FHLBank of Chicago. During the year ended December 31, 2009, there were no transfers of debt between the Bank and another FHLBank. During the year ended December 31, 2008, the Bank assumed the debt of other FHLBanks having a total par value of $300 million and a total fair value of $314 million.

Notes to Financial Statements (continued)

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2010, 2009 and 2008.

On August 19, 2010, the Bank entered into a Master Participation Agreement (MPA) with FHLBank of Des Moines which allows either FHLBank to (1) sell a participating interest in an existing advance to the other FHLBank; (2) fund a new advance on a participating basis to the other FHLBank; or (3) sell a participating interest in a standby letter of credit, each drawing thereunder and the related reimbursement obligations to the other FHLBank. As of December 31, 2010, the Bank had $1.0 billion of participating interests in standby letters of credit, each drawing thereunder and the related reimbursement obligations to FHLBank of Des Moines.

Note 20 – Estimated Fair Values

The fair value amounts, recorded on the Statement of Condition and presented in this footnote disclosure, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2010 and 2009. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at December 31, 2010 and 2009 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Fair Value Summary Table

	December 31, 2010		December 31, 2009
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$143,393	$143,393	$1,418,743	$1,418,743
Interest-bearing deposits	10,094	10,094	7,571	7,571
Federal funds sold	3,330,000	3,329,962	3,000,000	2,999,939
Trading securities	1,135,981	1,135,981	1,286,205	1,286,205
Available-for-sale securities	2,217,793	2,217,793	2,397,303	2,397,303
Held-to-maturity securities	12,057,761	11,935,749	10,482,387	10,106,225
Advances	29,708,439	29,763,690	41,177,310	41,299,566
Mortgage loans held for portfolio, net	4,483,059	4,761,475	5,162,837	5,373,977
BOB loans, net	14,154	14,154	11,819	11,819
Accrued interest receivable	153,458	153,458	229,005	229,005
Derivative assets	22,799	22,799	7,662	7,662

Liabilities:
Deposits	$1,167,000	$1,167,028	$1,284,330	$1,284,393
Consolidated obligations:
Discount notes	13,082,116	13,082,519	10,208,891	10,209,195
Bonds	34,129,294	34,775,998	49,103,868	49,776,909
Mandatorily redeemable capital stock	34,215	34,215	8,256	8,256
Accrued interest payable	167,962	167,962	301,495	301,495
Derivative liabilities	607,911	607,911	623,524	623,524

Notes to Financial Statements (continued)

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

Interest-Bearing Deposits. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms.

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

The following table presents (for those fair value measurements that fell in either Level 2 or Level 3) the significant inputs used to measure fair value for each class of non-MBS investment securities that are carried on the Statement of Condition at fair value as of December 31, 2010.

	Interest Rate Curve	Spread Adjustment
U.S. Treasury bills	U.S. Treasury	None
TLGP investments	LIBOR Swap	(5) basis points

Investment Securities – MBS.  The Bank’s valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ, but are not limited to benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to additional validation as described

Notes to Financial Statements (continued)

below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or the use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of December 31, 2010, all of the Bank’s MBS holdings were priced using this valuation technique. The relative lack of dispersion among the vendor prices received for each of the securities supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private label residential MBS, the fair value measurements for such securities as of December 31, 2010 fell within Level 3 of the fair value hierarchy.

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

Notes to Financial Statements (continued)

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

Notes to Financial Statements (continued)

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

Consolidated Obligations. The Bank’s internal valuation model determines fair values of consolidated obligations bonds and discount notes by calculating the present value of expected cash flows using market-based yield curves. Due to the joint and several liability of consolidated obligations, the Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of consolidated obligations. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk. No adjustment was made during the twelve months ended December 31, 2010 and 2009, as deemed appropriate by the Bank.

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is equal to par value. Capital stock can be acquired by members only at par value and may be redeemed or repurchased at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure of the Bank.

Commitments. The fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at December 31, 2010 and 2009. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at December 31, 2010 and 2009.

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$879,861	$—	$—	$879,861
TLGP investments	—	250,094	—	—	250,094
Mutual funds offsetting deferred compensation	6,026	—	—	—	6,026
Total trading securities	$6,026	$1,129,955	$—	$—	$1,135,981
AFS securities:
Mutual funds partially securing employee benefit plan obligations	$1,998	$—	$—	$—	$1,998
Private label MBS:
Private label residential	—	—	2,200,438	—	2,200,438
HELOCs	—	—	15,357	—	15,357
Total AFS securities	$1,998	$—	$2,215,795	$—	$2,217,793
Derivative assets:
Interest rate related	$—	$367,128	$—	$(344,455)	$22,673
Mortgage delivery commitments	—	126	—	—	126
Total derivative assets	$—	$367,254	$—	$(344,455)	$22,799
Total assets at fair value	$8,024	$1,497,209	$2,215,795	$(344,455)	$3,376,573
Liabilities:
Derivative liabilities:
Interest rate related	$—	1,298,181	$—	$(690,340)	$607,841
Mortgage delivery commitments	—	70	—	—	70
Total liabilities at fair value	$—	$1,298,251	$—	$(690,340)	$607,911

Notes to Financial Statements (continued)

	December 31, 2009
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$1,029,499	$—	$—	$1,029,499
TLGP investments	—	250,008	—	—	250,008
Mutual funds offsetting deferred compensation	6,698	—	—	—	6,698
Total trading securities	$6,698	$1,279,507	$—	$—	$1,286,205
AFS securities:
Mutual funds partially securing employee benefit plan obligations	$1,995	$—	$—	$—	$1,995
Private label MBS:
Private label residential	—	—	2,380,973	—	2,380,973
HELOCs	—	—	14,335	—	14,335
Total AFS securities	$1,995	$—	$2,395,308	$—	$2,397,303
Derivative assets	$—	$460,852	$—	$(453,190)	$7,662
Total assets at fair value	$8,693	$1,740,359	$2,395,308	$(453,190)	$3,691,170
Liabilities:
Derivative liabilities	$—	$1,571,435	$—	$(947,911)	$623,524
Total liabilities at fair value	$—	$1,571,435	$—	$(947,911)	$623,524
 Note:
(1)Amounts represent the effect of legally enforceable master netting agreements on derivatives that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

There were no transfers between Levels 1 and 2 during the twelve months ended December 31, 2010 and 2009.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the years ended December 31, 2010, 2009 and 2008. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2010	AFS Private Label MBS- HELOCs Year Ended December 31, 2010	AFS Private Label MBS-Residential Year Ended December 31, 2009	AFS Private Label MBS- HELOCs Year Ended December 31, 2009
Balance at beginning of period	$2,380,973	$14,335	$12,909	$6,744
Total gains (losses) (realized/unrealized):
Included in net gains (losses) on sale of AFS securities	8,331	—	(2,178)	—
Included in net OTTI credit losses	(154,638)	(1,109)	(139,478)	(2,737)
Included in AOCI	467,299	7,238	430,460	6,552
Purchases, issuances, settlements	(820,721)	(5,107)	(211,365)	(3,583)
Transfer into Level 3	—	—	—	—
Transfer of OTTI securities, from HTM to AFS	319,194	—	2,290,625	7,359
Balance at December 31	$2,200,438	$15,357	$2,380,973	$14,335
Total amount of gains (losses) for the years presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31	$(123,217)	$(1,109)	$(139,478)	$(2,737)

The total amount of gains (losses) included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities for full year 2008 was $2.8 million.

In 2010, the Bank transferred seven private label MBS from its HTM portfolio to its AFS portfolio, in the period in which the OTTI charge was recorded. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above. Further details, including the OTTI charges relating to this transfer and the rationale for the transfer, are presented in Note 5 to these audited financial statements.

Notes to Financial Statements (continued)

Note 21 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

	December 31,
(in millions)	2010			2009
Notional amount	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding (1)	$9,805.3	$308.8	$10,114.1	$8,727.4
Commitments to fund additional advances and BOB loans	1,554.0	—	1,554.0	14.7
Commitments to fund or purchase mortgage loans	28.4	—	28.4	6.7
Unsettled consolidated obligation bonds, at par(2)	165.0	—	165.0	400.0
Note:
(1) Includes approved requests to issue future standby letters of credit of $485.3 million and $237.5 million at December 31, 2010 and 2009, respectively.
(2) Includes $85 million and $400 million of consolidated obligation bonds which were hedged with associated interest rate swaps at December 31, 2010 and 2009, respectively

Commitments to Extend Credit. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s DDA account. Any remaining amounts not covered by the withdrawal from the member’s DDA account are converted into a collateralized advance. The original terms of these standby letters of credit, including related commitments, range from less than one month to 4 years, including a final expiration in 2013. Commitments that legally bind and unconditionally obligate the Bank for additional advances, including BOB loans, can be for periods of up to twelve months.

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $1.7 million and $1.4 million as of December 31, 2010 and 2009, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2010 and 2009. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding at December 31, 2010 and 2009 of $7.4 billion and $7.3 billion, respectively.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $21.8 million and $3.4 million at December 31, 2010 and 2009, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair value. In addition to these outstanding commitments, $6.6 million and $3.3 million at December 31, 2010 and 2009 represent net delivery commitments related to the MPF Xtra product.

Pledged Collateral. The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of December 31, 2010, the Bank has pledged total collateral of $647.3 million, including cash of $353.3 million and securities that cannot be sold or repledged with a fair value of $294.0 million, to certain of its derivative counterparties. As of December 31, 2009, the Bank has pledged total collateral of $725.3 million, including cash of $494.7 million and securities that cannot be sold or repledged with a fair value of $230.6 million, to certain of its derivative counterparties. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty. The Bank reported $294.0 million and $230.6 million of the collateral as trading securities as of December 31, 2010 and 2009, respectively.

Notes to Financial Statements (continued)

Lease Commitments. The Bank terminated its previous lease and signed a new lease, effective May 1, 2008, to remain at its existing location, 601 Grant Street. The lease has a term of 17 years, expiring April 30, 2025, with the option for two additional renewal terms of five years each at 90 percent of market terms. However, the Bank also has the right to terminate the lease, after 10, 12 and 14 years at a cost estimated to be less than $1.0 million. The Bank charged to operating expense net rental costs of approximately $2.1 million, $2.1 million, and $2.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

The table below presents the future minimum rentals for operating leases as of December 31, 2010.

	December 31, 2010
(in thousands)	Premises	Equipment	Total
2011	$1,885	$135	$2,020
2012	1,870	17	1,887
2013	1,814		1,814
2014	1,849	—	1,849
2015	1,867	—	1,867
Thereafter	18,622	—	18,622
Total	$27,907	$152	$28,059

Legal Proceedings. The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations, except as noted below.

Lehman Bankruptcy. As previously reported, on September 15, 2008, Lehman filed for bankruptcy. At that time, Lehman’s subsidiary, Lehman Brothers Special Financing, Inc. (LBSF) was the Bank’s largest derivatives counterparty. Lehman was a guarantor under the Bank’s agreement with LBSF such that Lehman’s bankruptcy filing triggered an event of default. Management determined that it was in the Bank’s best interest to declare an event of default and designate September 19, 2008 as the early termination date of the Bank’s agreement with LBSF. The Bank sent a final settlement notice to LBSF and demanded return of the balance of posted Bank collateral of approximately $41.5 million.

The Bank has filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5 percent of the Bank’s capital stock as of December 31, 2010. As of December 31, 2010 the Bank maintained a $35.3 million reserve on the $41.5 million receivable noted above.

Notes 1, 8, 11, 14, 15, 16, 17, 18, and 19 also discuss other commitments and contingencies.

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

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2010.

Management’s Report on Internal Control Over Financial Reporting

See “Item 8. Financial Statements and Supplementary Financial Data — Management's Annual Report on Internal Control over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Following enactment of the Housing Act, the Bank's Board is comprised of a combination of industry directors elected by the Bank's member institutions (Member Directors) on a state-by-state basis and independent public interest directors elected by a plurality of the Bank's members (Independent Directors). Prior to enactment of the Housing Act, the Bank's Board was comprised of a combination of directors elected by the members and public interest directors appointed by the Finance Agency. No member of the Bank's management may serve as a director of an FHLBank. The Bank's Board currently includes nine Member Directors and six Independent Directors. Under the Housing Act, there are no matters that are submitted to shareholders for votes with the exception of the annual election of the Bank's Directors. Effective on enactment of the Housing Act, all of the Bank's Directors are required to be elected by the Bank's members.

Nomination of Member Directors

Member Directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as Bank Directors. To be eligible, an individual must: (1) be an officer or director of a Bank member institution located in the state in which there is an open Bank Director position; (2) the member institution must be in compliance with the minimum capital requirements established by its regulator; and (3) the individual must be a U.S. citizen. See 12 U.S.C. 1427 and 12 C.F.R. 1261 et. seq. These criteria are the only permissible eligibility criteria that Member Directors must meet. The FHLBanks are not permitted to establish additional eligibility criteria or qualifications for Member Directors or nominees. For Member Directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. As a matter of statute and regulation, only FHLBank stockholders may nominate and elect Member Directors. FHLBank Board's are not permitted to nominate or elect Member Directors. Specifically, institutions, which are members required to hold stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held), are entitled to participate in the election process. With respect to Member Directors, under Finance Agency regulations, no director, officer, employee, attorney or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a Member Directorship. Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors the Bank's member institutions consider in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. 1261.9, if an FHLBank's Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank's members participating in the election what skills or experience the Board believes would enhance the FHLBank's Board. Following this process, in 2010 the Bank included a statement in its nomination and election announcements that candidate diversity, especially gender diversity, should be considered by members when nominating candidates for Member Directorships. The Bank did not include a statement regarding skills, experience or background in its 2009 or 2008 Member Director nomination or election announcement. In its 2007 Member Director announcement, the Bank included a statement that its Board believed that continuity of service on the Board was an important element of effective governance. Mr. Gibson was originally elected by the Bank's member institutions in the 2007 Member Director election.

Nomination of Independent Directors

For the remainder of directors (referred to as Independent Directors), the members elect these individuals on a district-wide basis to four-year terms. Independent Directors cannot be officers or directors of a Bank member. Independent Director nominees must meet certain statutory and regulatory eligibility criteria and must have experience in, or knowledge of, one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, and risk management practices. In the case of a public interest Independent Director nominee, such nominee must have four years' experience representing consumer or community interests in banking services, credit needs, housing, or consumer financial protection. See 12 C.F.R. 1261.6.

In 2009, the Finance Agency issued a final regulation implementing the terms of the Housing Act which provide that the Finance Agency establish the procedure for the nomination and election of Independent Directors. The 2009 final regulation was substantially similar to the interim final regulation issued by the Finance Agency in 2008.

Under the Finance Agency regulation, members are permitted to recommend candidates to be considered by the Bank to be included on the nominee slate and the Bank's Board (or representatives thereof) is required to consult with the Bank's Advisory Council. Also under Finance Agency regulations, before the nominee slate is final, the slate must be sent to the Finance Agency for its review and consideration. Finance Agency regulations permit a Bank Director, officer, attorney, employee or agent and the Bank's Board and Advisory Council to support the candidacy of any person nominated by the Board for election to an Independent

Directorship.

In 2010, the Bank's Board selected Ms. Breakiron-Evans and Mr. Darr as Independent Director nominees based on a determination that they met the required regulatory qualifications (e.g., financial management experience) described above. Ms. Break-Iron Evans and Mr. Darr were elected to the Bank's Board in 2010 and their biographical information is set forth below.

In 2009, the Bank's Board selected Mr. Marlo as an Independent Director nominee based on a determination that he met the required regulatory qualifications (e.g., financial management experience) described above. The Board nominated Mr. Cortés as a public interest Independent Director, following a determination that he met the public interest Independent Director regulatory qualifications. Mr. Marlo and Mr. Cortés were elected to the Bank's Board in 2009 and their biographical information is set forth below.

In 2008, the Bank's Board selected Mr. Bond and Mr. Hudson as public interest Independent Director nominees, based on a determination that they met the required regulatory qualifications for a public interest director described above. Mr. Bond and Mr. Hudson were elected to the Bank's Board in 2008 and their biographical information is set forth below.

2010 Member and Independent Director Elections

Voting rights and process with regard to the election of Member and Independent Directors are set forth in 12 U.S.C. 1427 and 12 C.F.R. 1261. For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2010 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2010 as described above. The Bank conducted these elections to fill the open Member and Independent Directorships for 2011 designated by the Finance Agency. In 2010, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to either election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. 1261. The Member Directors elected (or re-elected, as applicable) were: (a) John C. Mason; (b) Charlotte B. McLaughlin; (c) David R. Gibson; and (d) Bradford E. Ritchie. The Independent Directors elected were Ms. Break-Iron Evans and Mr. Darr. (Information about the results of the election, including the votes cast, was reported in an 8-K filed on November 23, 2010, included as Exhibit 22.1 to the Bank's 2010 Annual Report on this Form 10-K.

Former Finance Agency Appointed Directors and Member Director Elected by the Bank’s Board

Prior to the passage of the Housing Act, which provides for election of Independent Directors, the Finance Agency appointed a portion of an FHLBank's directors. These directors, like Independent Directors, are also prohibited from serving as officers or directors of Bank members. Under Finance Agency regulations in effect prior to the Housing Act, an FHLBank was permitted to identify candidates for consideration by the Finance Agency as appointed directors. In 2007, the Bank identified Mr. Darr to the Finance Agency to serve as an appointed community interest director based on his experience as a director of Manna, Inc. as set forth in his biographical information below. The Finance Agency appointed Mr. Darr to the Bank's Board in 2007 and he was elected as an Independent Director for a term beginning January 1, 2011 as described above. As described above, an FHLBank's Board generally is prohibited from nominating or electing a Member Director. The Finance Agency regulations provide a limited exception in the case of a Member Director vacancy that arises prior to the expiration of the Member Director's term. In such a case, an FHLBank's Board can elect an individual to fill the open Member Director seat, provided that the individual met the statutory and regulatory criteria of being an officer or director of a Bank member located in the state in which the open director seat is located; the individual's institution meets its capital requirements; and the individual is a U.S. citizen. In 2008, as a result of a Member Director vacancy, the Bank's Board elected Mr. Mason as a director to serve the remainder of a then open Member Director position allocated to Delaware. Mr. Mason was re-elected by the Bank's members in 2010 as described above.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 28, 2011) regarding each of the Directors serving on the Bank's Board, beginning on January 1, 2011. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Director	Age	Director Since	Term Expires	Board Committees
Dennis S. Marlo (Chair) (Independent) *	68	2002	2013	(a) (b) (c) (d) (e)
John K. Darr (Vice-Chair) (Independent) *	66	2008	2011	(a) (b) (c) (d) (e)
Patrick A. Bond (Independent)	61	2007	2012	(b) (c) (e)
Maureen Breakiron-Evans (Independent)	56	2011	2014	(b) (c)
Rev. Luis A. Cortés, Jr. (Independent) **	53	2007	2013	(a) (d)
David R. Gibson (Member)	54	2007	2011	(b) (c)
Brian A. Hudson (Independent)	56	2007	2012	(a) (d) (e)
John C. Mason (Member) ***	56	2009	2014	(b) (c) (e)
Charlotte B. McLaughlin (Member)	57	2011	2014	(b) (d)
John S. Milinovich (Member)	58	2009	2012	(a) (d)
Edward J. Molnar (Member) ****	70	2004	2011	(b) (c)
Charles J. Nugent (Member)	62	2010	2013	(b) (d)
Bradford E. Ritchie (Member)	43	2011	2014	(a) (d)
Patrick J. Ward (Member)	55	2007	2013	(a) (d) (e)
Robert W. White (Member)	66	2009	2012	(a) (c)
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
(***) Mr. Mason was originally appointed by the Board to fill a vacant non-guaranteed stock Member Director seat.
(****) Mr. Molnar served a previous term from 1982 to 1988 as an elected director.

Dennis S. Marlo (Chair) Dennis Marlo has served on the Board of Directors of the Bank since November 2002. Mr. Marlo is currently Managing Director of Sanctuary Group LTD, a financial and executive advisory firm located in Malvern, Pennsylvania. Formerly he served as the Chief Financial Officer, Treasurer, and Chief Risk Management Officer of Sovereign Bank. Prior to Sovereign, he was the Chief Executive Officer of Main Line Bank. Previously, he was employed for 25 years at KPMG, LLC and its predecessor organizations, where he retired as a partner in the firm. A graduate of LaSalle University and a Certified Public Accountant (CPA), Mr. Marlo also completed studies at the Graduate School of Community Bank Management, University of Texas/Austin. He is currently the Chairman of the Board of Trustees of Harcum College in Bryn Mawr, Pennsylvania. He is a member of the Board of Directors of EnerSys in Reading, Pennsylvania; the Board of Directors of Main Line Health Real Estate, LP; the Board of Trustees of The Lankenau Hospital Foundation in Wynnewood, Pennsylvania; and the Council of President's Associates of LaSalle University in Philadelphia. He is also a member of both the American and Pennsylvania Institutes of Certified Public Accountants and the Financial Managers Society, having served as the Chairman of its national board of directors.

John K. Darr (Vice Chair) John Darr joined the Board of Directors of the Bank in January 2008. Mr. Darr retired from the FHLBanks' Office of Finance at the end of 2007 where he served as CEO and Managing Director for 15 years. He was responsible for issuing debt in the global capital markets on behalf of the FHLBanks, consistent with their mission of providing low-cost liquidity for member-owner financial institutions. He also was responsible for issuing the FHLBank System's Combined Financial Statement and was intimately involved in the FHLBank System's SEC Registration process. Mr. Darr has a total of 41 years of business experience, including several years as Treasurer of FHLBank San Francisco, serving as a control officer of three member institutions, and as CFO of Sallie Mae, CEO of a registered investment management company, and Managing Director of Mortgage Finance at a securities dealer. Mr. Darr is a former Director of Mortgage IT. In addition to his service on the Board of FHLBank Pittsburgh, Mr. Darr is a Trustee of a mutual fund complex serving as a Trustee of Advisors Inner Circle Fund I, Advisors Inner Circle Fund II, and Bishop Street Funds. Mr. Darr also serves as a Director of two non-profit entities, including Manna, Inc., a very low-income home builder, homeownership counseling, and mortgage lending entity in the District of Columbia. During his

17 years of service to this faith-based organization, Mr. Darr served as Chair of the Board's Audit and Finance Committee, as co-chair of its Leadership Committee and as a fund-raiser. Manna, is credited with having provided more than 1,000 units of affordable housing over the past 25 years as well as counseling hundreds of homebuyers.

Patrick A. Bond Patrick Bond joined the Board of Directors of the Bank in May 2007. He is a Founding General Partner of Mountaineer Capital, LP in Charleston, West Virginia. He graduated with a BS in Industrial Engineering and an MS in Industrial Engineering from West Virginia University. He is a former President of the West Virginia Symphony Orchestra, Chairman of the Board of Charleston Area Alliance, a former President of Charleston Renaissance Corporation, and a former member of the FHLBank Pittsburgh's Affordable Housing Advisory Council.

Maureen Breakiron-Evans Maureen Breakiron-Evans was elected to the Board of Directors of the Bank and began her four-year term January 1, 2011. She retired in April 2008 as Chief Financial Officer of Towers Perrin where she headed Finance Resources and was responsible for the firm's financial strategy since January 1, 2007. During 2005 and 2006, Ms. Breakiron-Evans was the General Auditor and Enterprise Risk Manager at CIGNA Corporation, one of the largest health insurers in the United States. Prior to that, Ms. Breakiron-Evans was Executive Vice President and CFO at Inovant, LLC, and the VISA entity which was created to develop and operate Visa's payment and transactions systems globally. She has also served in several executive positions at Transamerica Corporation and was an Audit Partner with Arthur Andersen in San Francisco. Ms Breakiron-Evans currently serves on the Boards of Cognizant Technology Solutions, Stetson University, and the World Affairs Council of Philadelphia. From 2005 through 2007, she also served on the Board of ING Direct. Ms. Breakiron-Evans is a CPA and holds degrees from Stetson University, Harvard Business School, and Stanford University.

Luis A. Cortés Luis Cortés joined the Board of Directors of the Bank in April 2007. Reverend Cortés has served as the President and CEO of Esperanza since its inception in 1986. Esperanza is the largest Hispanic faith-based organization in the country. The not-for-profit corporation has over 225 employees and manages a $20 million budget. The organization is networked with over twelve thousand Latino congregations in the United States. He is also President Emeritus of Hispanic Clergy of Philadelphia, a religious organization. He has served as a Board member of the FHLBank Pittsburgh from 2002-2004, which included his serving as Vice Chairman of the Board. He also serves on the Board of The Cancer Treatment Centers of America, a privately held cancer hospital, as well as on the Board of the American Bible Society. He developed housing and commercial real estate in the millions of dollars in inner city communities and has published several books, two which are focused on financial literacy.

David R. Gibson David Gibson was elected to the Board of Directors of the Bank and began his term January 1, 2007. Mr. Gibson, who has served Wilmington Trust for more than 25 years, was named its Chief Financial Officer in 1996. He holds an MBA in Finance and Accounting from Vanderbilt University and earned his undergraduate degree from the University of Delaware. Mr. Gibson is a member of the finance committee of the Board of Christiana Care Health Systems and a former member of the Boards of the Delaware Workforce Investment Board, St. Edmond's Academy, and Junior Achievement of Delaware. He is a member of the Financial Executives Institute and the National Association of Accountants.

Brian A. Hudson Brian Hudson joined the Board of Directors of the Bank in May 2007. Mr. Hudson is currently the Executive Director and Chief Executive Officer, Pennsylvania Housing Finance Agency (PHFA) in Harrisburg, Pennsylvania. He has a BA from Pennsylvania State University. He is a CPA and a Certified Treasury Professional (CTP). He is a member of the Board of National Council of State Housing Agencies, a member of the Finance Committee of Lackawanna College, Chair of Commonwealth Cornerstone Group, Board member of National Housing Trust, and a former Chair of the Harrisburg Public School Foundation.

John C. Mason John Mason was originally appointed by the Bank's Board to fill a vacant non-guaranteed stock seat on the Board and began his term January 1, 2009. Mr. Mason is ING Bank, fsb's (ING Direct USA) Chief Investment Officer and Treasurer. Mr. Mason joined ING in June 2004. Mr. Mason has over 35 years of experience in the financial services industry. Mr. Mason graduated from Indiana University in Bloomington, IN with a Bachelor of Science degree in Business Economics. Mr. Mason is a participant in Junior Achievement programs and various community development activities.

Charlotte B. McLaughlin Charlotte McLaughlin was elected to the Board of Directors of the Bank and began her term January 1, 2011. Ms. McLaughlin is Executive Vice President of PNC Bank, N.A. and President and Chief Executive Officer of PNC Capital Markets, LLC. Ms. McLaughlin is responsible for all aspects of PNC's capital markets business, including product strategy, sales, risk management, and financial accountability. McLaughlin has over 30 years of banking and securities industry experience. She joined PNC's Corporate Banking business in July 1996 as senior vice president and managing director, responsible for the Derivatives Trading and Foreign Exchange groups. In August 2001, she assumed responsibility for the fixed income sales and trading area. She was named to her current position in July 2002. Prior to joining PNC, McLaughlin served as manager of Global Rate Risk Management Products for Mellon Bank. She is a Director of the ABA Securities Association, Inc. in Washington,

D.C. and is a member of the external advisory board for Penn State Schreyer Honors College. McLaughlin received her bachelor's of science degree from Pennsylvania State University in 1975 and received a master's degree in finance from University of Pittsburgh in 1981.

John S. Milinovich John Milinovich was elected to the Board of Directors of the Bank and began his term January 1, 2009. Mr. Milinovich is Executive Vice President, Treasurer, and CFO of Washington Financial Bank. Mr. Milinovich's 37-year career combines strong financial expertise with 12 years of banking experience gained through executive level finance, operations, and strategic planning functions and 25 years of public accounting experience, including audit, tax, and management consulting services. At Washington Financial Bank, John provides a leadership role for the Senior Management Group, manages the financial reporting process and investment portfolios for the Bank and its subsidiaries, heads up the annual budget process and oversees the Asset/Liability Management, Cash Management, Treasury and Liquidity processes. John has broad public accounting experience which spans from an international accounting firm (Ernst & Ernst - now Ernst and Young) to a number of medium-sized local CPA firms, including his own firm for over ten years. He also has experience serving as an independent Bank Director for a community bank. Mr. Milinovich holds a Bachelor of Science degree in Accounting from Duquesne University and has continuously maintained his CPA license in Pennsylvania from 1976 to present. He has completed the graduate-level America's Community Bankers - National School of Banking program at Fairfield University, where he received the prestigious Chairman's Award for leadership ability and academic excellence. Over the past few years, Mr. Milinovich has served as the past Chairman of the Washington County Chamber of Commerce, on the Steering Committee of the Southwestern PA Growth Alliance, the Board of Directors of the Southwest Corner Workforce Investment Board, the Board of Governors of the Pennsylvania Economy League - Western Division, as Chairman of the Washington County Branch of the Pennsylvania Economy League, as Treasurer and Board Member of the United Way of Washington County, as Chairman of the PICPA State Continuing Professional Education Committee and as a Committee member of the PICPA State Education Committee.

Edward J. Molnar Edward Molnar has served on the Board of Directors of the Bank since 2004. Mr. Molnar is Chairman of both Harleysville Savings Financial Corporation and Harleysville Savings Bank. With over 45 years' experience in banking, Mr. Molnar was a member of the Board of Directors of Americas' Community Bankers, past Chairman of the Pennsylvania Association of Community Bankers and past Chairman of the bank advisory counsel of the Federal Reserve Bank of Philadelphia.

Charles J. Nugent Charles Nugent was elected to the Board of Directors of the Bank and began his term January 1, 2010. Charles J. Nugent is Vice President, Fulton Bank, N.A. and Senior Executive Vice President and Chief Financial Officer of Fulton Financial Corporation. Fulton Financial, the largest commercial bank holding company headquartered in the Third Federal Reserve District, has $16.5 billion in assets and owns eight banking institutions located in Pennsylvania, New Jersey, Delaware, Maryland, and Virginia. Mr. Nugent is the Vice Chairman of the Risk Management Committee at Fulton Financial Corporation. Prior to joining Fulton in 1992, he served for eight years as the Chief Financial Officer of First Peoples Financial Corporation in New Jersey. Earlier in his career, he worked for Philadelphia National Corporation and Price Waterhouse. He has been active in a variety of community activities, having served on the Boards of Directors of St. Joseph's Hospital of Lancaster, the United Way of Lancaster County, the Susquehanna Association for the Blind and Vision Impaired, the YMCA of Lampeter-Strasburg and the Lancaster Symphony Orchestra. Mr. Nugent earned a Bachelor of Science degree in Business Administration from LaSalle University. He is a CPA.

Bradford E. Ritchie Bradford Ritchie was elected to the Board of Directors of the Bank and began his term January 1, 2011. Mr. Ritchie is currently the West Virginia President, Summit Community Bank. Prior to joining Summit Community Bank he served as the President of Charleston Market of United Bank Inc until July 2008. Before then, Mr. Ritchie spent seven years at Arnett & Foster, a West Virginia CPA firm. Mr. Ritchie is a graduate of West Virginia University with a degree in Business Administration/Accounting. He is a CPA and is a member of the Board of Directors of the West Virginia Society of Certified Public Accountants. Mr. Ritchie serves on the Board of Trustees of the University of Charleston and is a past director of the United Way of Central West Virginia and the Community Council of Charleston.

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

Robert W. White Robert White was elected to the Board of Directors of the Bank and began his term January 1, 2009. Mr. White began his banking career in 1970 after serving as a First Lieutenant in the United States Army from 1966 to 1969, including a tour of duty in Vietnam. He joined Abington Bank in 1974. In 1991, he was appointed President and subsequently became CEO and Chairman of the Board in 1994. Mr. White also served as Chairman of the Board, President, and CEO of Abington Community

Bancorp, Inc., after the Bank's conversion to a mutual holding company form in June 2004, and has served as Chairman of the Board, President, and CEO of Abington Bancorp, Inc. (Nasdaq: ABBC), since the Bank's conversion to a full stock public company in June 2007.

Audit Committee

The Audit Committee has a written charter adopted by the Bank's Board of Directors. The Audit Committee is directly responsible for the appointment, compensation, and oversight of the Bank's independent Registered Public Accounting Firm (“RPAF”) and Chief Internal Auditor. The Audit Committee is also responsible for approving all audit engagement fees, as well as any permitted non-audit services with the independent RPAF. The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for the Bank by the independent RPAF. The independent RPAF reports directly to the Audit Committee. The Bank's Chief Internal Auditor also reports directly to the Committee.

The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of:

•	The Bank's financial reporting processes and the audit of the Bank's financial statements, including the integrity of the Bank's financial statements;

•	The Bank's administrative, operating, and internal accounting controls;

•	The Bank's compliance with legal and regulatory requirements;

•	The independent auditors' qualifications and independence; and

•	The performance of the Bank's internal audit function and independent auditors.

As of February 28, 2011, the Audit Committee was composed of Messrs. Hudson (Chair), Milinovich (Vice Chair), Cortés, Ritchie, Ward, and White. The Audit Committee regularly holds separate sessions with the Bank's management, internal auditors, and independent RPAF.

The Board has determined that Messrs. Hudson, Milinovich, Ritchie, Ward, and White are each an “audit committee financial expert” within the meaning of the SEC rules. The Bank is required for the purposes of SEC rules regarding disclosure to use a definition of independence of a national securities exchange or a national securities association and to disclose whether each “audit committee financial expert” is “independent” under that definition. The Board has elected to use the New York Stock Exchange definition of independence, and under that definition, Messrs. Hudson, Milinovich, Ritchie, Ward, and White are not independent. Mr. Cortés is independent. Messrs. Cortés, Hudson, Milinovich, Ritchie, Ward, and White are independent according to the Finance Agency rules applicable to members of the audit committees of the Boards of Directors of the FHLBanks.

Executive Officers

The following table sets forth certain information (ages as of February 28, 2011) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity in Which Serves
Winthrop Watson	56	President and Chief Executive Officer
Dale N. D'Alessandro	57	Managing Director, Human Resources
Craig C. Howie	48	Group Director, Member Services
Michael A. Rizzo	49	Chief Risk Officer
Kristina K. Williams	46	Executive Vice-President and Chief Financial Officer
Dana A. Yealy	51	General Counsel and Corporate Secretary

Winthrop Watson was appointed as the Bank's President and Chief Executive Officer effective January 1, 2011. Mr. Watson originally joined the Bank on November 18, 2009 as Chief Operating Officer. Mr. Watson served as Managing Director at J.P. Morgan in Hong Kong from 2007-2009 after serving the company in various capacities in New York for 22 years. In Hong Kong, he served as Senior Client Executive for J.P. Morgan's Asia Pacific central banks and sovereign wealth funds, head of its Asia Pacific debt capital markets, and as Chairman of its Asia Pacific investment banking business evaluation committee. Earlier, Mr. Watson was a Managing Director of J.P. Morgan Securities in New York where he helped build the company's investment and commercial banking franchise for U.S. government-sponsored enterprises (GSEs), including the FHLBanks. His background also includes several financial advisory assignments on behalf of FHLBanks. Mr. Watson holds an MBA from Stanford University and a BA from the University of Virginia.

Dale N. D'Alessandro joined the Bank in April 2008 as the Managing Director of Human Resources. Prior to joining the Bank, Mr. D'Alessandro was Vice President of Human Resources at Mylan Pharmaceuticals and prior to that, directed Human Resources and Labor Relations at Dominion Resources. With experience in organizational development, compensation and benefits, contract negotiation, recruiting, and performance assessment, Mr. D'Alessandro is responsible for managing all aspects of Human Resources at the Bank in addition to serving as Co-Secretary of the Governance, Public Policy, and Human Resources Committee of the Board of Directors. Mr. D'Alessandro holds a Bachelor of Science degree in Human Resource Management from Geneva College.

Craig C. Howie joined the Bank in 1990 and is the Group Director of the Bank's Member Services department, which includes Sales and Marketing, Community Investment and Mortgage Partnership Finance as well as shared responsibility for the Product Delivery Group. Before joining the Bank, Mr. Howie worked for Chemical Bank in New York as an Assistant Vice President in Mortgage Capital Markets. Prior to that, Mr. Howie worked for GMAC as an Assistant Vice President in Secondary Marketing. Mr. Howie received a Bachelor's degree in Finance and Marketing from Susquehanna University and a Master's degree in Business Administration with a concentration in Finance from Drexel University.

Michael A. Rizzo joined the Bank as Chief Risk Officer on March 1, 2010. Prior to joining the Bank, Mr. Rizzo was the Chief Risk Officer at GMAC ResCap. As Chief Risk Officer, Mr. Rizzo was responsible for the direction and oversight of all aspects of ResCap risk management, including commercial and consumer credit risk, operations risk and compliance, and valuation risk. He began working for GMAC ResCap in 2004 as Senior Director Enterprise Risk Assessments and served in a variety of capacities, including Commercial Counterparty Credit Officer and Chief Credit Officer, GMAC Bank. Before joining GMAC ResCap in 2004, Mr. Rizzo worked for Provident Financial Group, BankBoston, and Fleet Financial. Mr. Rizzo holds a Bachelor's degree in Business Administration from Bucknell University.

Kristina K. Williams joined the Bank on December 31, 2004 as Chief Accounting Officer. Ms. Williams became Chief Financial Officer (CFO) on February 1, 2006 and was named Executive Vice President and CFO effective August 1, 2010. In addition to her responsibilities as CFO, Ms. Williams was given executive responsibility for Information Technology, Administration and Project Management Office, as well as shared responsibility for the Product Delivery Group. Ms. Williams was named Acting Chief Risk Officer on December 1, 2009 and served in this role until March 1, 2010. Prior to joining the Bank, Ms. Williams was the Chief Financial Officer of Wholesale Banking for PNC Financial Services Group. Ms. Williams also spent time in SEC and Regulatory Reporting and served as Director of Accounting Policy for PNC. Ms. Williams previously spent several years in public accounting with PricewaterhouseCoopers and Deloitte & Touche. Ms. Williams graduated magna cum laude from West Liberty State College and received her Masters in Professional Accountancy from West Virginia University. Ms. Williams is a CPA and a member of the American Institute of Certified Public Accountants, Pennsylvania Institute of Certified Public Accountants, and is the audit committee Chairperson on the Board of Directors for the West Liberty State College Foundation.

Dana A. Yealy joined the Bank in 1986 and has served as General Counsel since August 1991. Mr. Yealy is responsible for the legal, government relations, corporate secretary, and ethics functions of the Bank. Prior to joining the Bank, he was an attorney with the Federal Home Loan Bank of Dallas. Mr. Yealy earned his bachelor's degree in Economics from Westminster College, his Juris Doctorate from the Dickinson School of Law, and his LL.M in Banking Law from the Boston University School of Law. Mr. Yealy is a member of the Association of Corporate Counsel, the Society of Corporate Secretaries & Governance Professionals, and the Society of Corporate Compliance and Ethics. Mr. Yealy is also a member of several committees of the American, Pennsylvania, and Allegheny County Bar Associations.

Each executive officer serves at the pleasure of the Board of Directors.
 Code of Conduct

The Bank has adopted a code of ethics for all of its employees and directors, including its Chief Executive Officer, Executive Vice President and Chief Financial Officer, Controller, and those individuals who perform similar functions. A copy of the code of ethics is on the Bank’s public Web site, www.fhlb-pgh.com, and will be provided without charge upon written request to the Legal Department of the Bank at 601 Grant Street, Pittsburgh, PA 15219, Attention: General Counsel. Any amendments to the Bank’s Code of Conduct are posted to the Bank’s public Web site, www.fhlb-pgh.com.

Item 11: Executive Compensation

Compensation Discussion and Analysis

Executive Summary

This Compensation Discussion and Analysis (CD&A) presents information related to the Bank's compensation program provided to its Principal Executive Officer (the CEO) and other Named Executive Officers (other Executives). The information includes, among other things, the objectives of the Bank's compensation program and the elements of compensation the Bank provides to its CEO and other Executives.

The Bank's Board has determined that in order to make executive compensation decisions in a comprehensive manner it is necessary to consider the nature and level of all elements of the Bank's compensation and benefits program in order to establish each element of the program at the appropriate level.

Compensation Philosophy

The Bank's Total Compensation Program is designed to:

•	Attract, motivate and retain staff critical to the Bank's long-term success; and, thereby,

•	Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

In 2010, the Bank's CEO and other Executives were compensated through a mix of base salary, eligibility for incentive compensation awards, benefits and perquisites, with base salary as the core component of the total compensation package. The Bank's compensation plan for the CEO and other Executives establishes each component of compensation to be competitive within the FHLBank System. The salary range data for comparable positions at the other FHLBanks serves as the primary benchmark for the CEO and the other Executives with the Bank generally targeting to pay the median of such salary range. A periodic review of the financial services market survey data (defined as those institutions with assets less than $25 billion) is conducted at least annually, as well as on an interim basis should variations arise or if the data indicates a need to differ from this benchmarking approach. Although the Bank had assets of $53.4 billion at December 31, 2010, for compensation purposes the Board has considered institutions with assets less than $25 billion to be comparable to the Bank in terms of the relative complexity of the business. As the Bank is a cooperative, it does not offer equity-based compensation as is typically offered in publicly-traded financial services institutions; however, the Bank's incentive compensation and enhanced retirement benefits for the CEO and other Executives together are intended to provide a competitive compensation package.

For 2010, as part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertained to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The only portion of the compensation package in which the risk element exists and should be considered is the incentive compensation awards. Details regarding the 2010 incentive compensation goals are discussed below.

Human Resources Committee's Role and Responsibilities

The Board's Governance, Public Policy and Human Resources Committee (HR Committee) is responsible for the establishment and oversight of the CEO's compensation and oversight of other Executives' compensation. This includes setting the objectives of and reviewing performance under the Bank's compensation, benefits and perquisites programs for the CEO and other Executives.

Additionally, the HR Committee has adopted the practice of periodically retaining compensation and benefit consultants and other advisors, as well as reviewing analysis from the Bank's Human Resources Department (HR Department), to assist in performing its duties in regard to the CEO's and other Executives' compensation. A comprehensive total compensation study was conducted in 2007. The Bank is considering an executive compensation study in 2011.

Role of the Federal Housing Finance Agency

Under the Housing Act, the FHLBanks' regulator, the Finance Agency, has been granted certain authority over executive compensation. Specifically under the Housing Act the Director of the Finance Agency is: (1) authorized to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses; (2) if an FHLBank is undercapitalized, the Finance Agency Director may also restrict executive compensation; and (3) if an FHLBank is determined to be in a troubled condition, the Finance Agency may reduce or prohibit certain golden parachute payments. The Finance Agency has directed the Bank and all the FHLBanks to submit to the Agency at least four weeks prior to action by the Bank's Board, all proposed compensation and benefits actions in regard to the CEO or other Executives that require approval by the Bank's Board.

On October 27, 2009, the Finance Agency issued an Advisory Bulletin establishing the following standards against which the Finance Agency will evaluate each FHLBank's executive compensation: (1) each individual executive's compensation should be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock; (3) a significant percentage of incentive-based compensation should be tied to longer-term performance and outcome-indicators; and (4) the Board should promote accountability and transparency with respect to the process of setting compensation.

Determining the CEO's Cash Compensation

Consistent with 2009, in 2010 the HR Committee used the FHLBanks as the peer group for benchmarking the CEO's cash compensation. The Board determined that the chief executive officer positions at the other FHLBanks were the best comparison. The CEO's cash compensation (including both base salary and incentive compensation) was compared to the median for all FHLBanks' chief executive officers. The HR Committee considered the benchmark data, length of service in the position, job performance and the Bank's financial performance when determining the CEO's cash compensation. In view of the Bank's financial performance, no base salary increase was provided for the CEO in 2010.

Effective January 1, 2011, Winthrop Watson, the Bank's Chief Operating Officer, became President and CEO of the Bank. In connection with his appointment to this new role, his compensation was revised as follows: (1) base annual salary of $625,000; (2) participation in the 2011 Temporary Incentive Plan (TIP) at the base annual award level of up to 22 percent of annual salary; and (3) updates to his change-in-control agreement as noted in the Change-in-Control (CIC) Agreements narrative below.

Determining Other Executives' Cash Compensation

For 2010, with respect to the other Executives' base salaries and incentive compensation, the HR department used the FHLBanks' survey data to determine competitive cash compensation. The base salary range midpoint for other Executives was based on the median of the FHLBank System survey data. A review of the financial services industry survey data reflecting institutions with asset size of $25 billion or less was also used to determine consistency with FHLBank System survey data. Actual annual base salary and incentive compensation payout levels were evaluated based on review of the FHLBank survey data, length of service in the position, job performance and the Bank's financial performance.

For 2010, a base salary increase was provided to one other Executive, the Chief Financial Officer (CFO), in consideration of her salary in comparison with the median salary for the identified benchmark group, the CFO's of the other FHLBanks. In view of the financial performance of the Bank, there were no other 2010 base salary increases provided for other Executives. In addition to the 2010 base salary increase for the CFO, in connection with a promotion to Executive Vice President and additional responsibilities, the CFO received a salary increase to $345,000 effective August 1, 2010. For 2011, merit increases were approved for the other Executives by the Board. All merit increases will be made effective as of January 1, 2011, subject to final Finance Agency review and non-objection.

Key Employee Temporary Incentive Plan (TIP)

2010:
The Board established the TIP on January 1, 2010, replacing the 2009 TIP, as described in the Bank's 2009 Annual Report filed on Form 10-K, for the calendar year ended December 31, 2009. The TIP was designed to retain and motivate the CEO and other Executives during a period in which the Bank's financial condition is below typical performance levels in terms of earnings, dividend payouts and excess capital stock repurchase activity. The TIP includes both a base incentive award opportunity and an additional incentive award opportunity, each contingent upon achievement of goals approved by the HR Committee and Board. These goals were both quantitative and qualitative. Award levels were set at a percentage cap, based on individual executive level. The plan year for the base incentive award opportunity is the annual period ending December 31, 2010. The plan year for the additional incentive award opportunity is the three-year period ending December 31, 2012, unless otherwise modified or terminated by the Board.

The Board has the discretion to determine whether or not to pay out awards, increase awards or reduce awards. This includes cases in which the goals may or may not have been met. In 2008 and 2009, the Board did not exercise the discretion to increase, decrease or eliminate award payouts. In 2008, the base criteria for payout under the VIP was financial performance of the Bank. Because the Bank did not meet this criteria, no payouts were made under the VIP for 2008. The Bank did not meet the additional incentive award opportunity goals in 2009 and 2010; therefore, no payments were made to the CEO or to the other Executives with respect to the additional incentive award opportunity for either year. Additional details related to the results of the performance goals for 2009 are detailed in the Bank's 2009 Annual Report filed on Form 10-K.

Base Incentive Award Opportunity TIP Goals. In its adoption of the TIP, the Board recognized that higher level positions within the organization have a greater impact on the achievement of overall Bank goals. The CEO and all other Executives share nine total goals related to the Bank's financial performance, mission performance, regulatory requirements, and customer focus. Each goal includes performance measures at threshold, target, and maximum with the exception of the regulatory requirement goal in which there is no payout unless all objectives have been met. The TIP base incentive award opportunity for the CEO and other Executives in 2010 was based on achievement of the following nine goals (maximum performance measure level presented below):

•	Market Value of Equity to Par Value of Capital Stock (MV/CS) (25 percent total weighting):
i. Increase MV/CS by up to 11 points using the December 31, 2009 price as the base and
ii.Increase MV/CS by up to 6 points using the December 31, 2009 price as the base, using the Alternative Market Value of Equity (MVE) calculation;

•	Earnings (25 percent total weighting):
i.Achieve core earned dividend spread of 2.72 percent after assessments and
ii.Increase retained earnings by $64 million;

•	Affordable Housing (10 percent total weighting):
i.Increase the number of Affordable Housing Program applications submitted from Blueprint Communities by eight and
ii.Increase Affordable Housing Program disbursement ratio by 92 percent;

•	Regulatory Requirements (25 percent total weighting):
i.Address regulatory priorities in existence at December 31, 2009 and
ii.Achieve a targeted regulatory rating; and

•	Customer Focus (15 percent total weighting):
i.Increase membership by ten.

The following presents the award opportunity levels in 2010, expressed as a percentage of base salary.

Position	Cap
CEO	Up to 22 percent
Other Executives	Up to 20 percent

The Board may adjust downward the amount of the payout based on the results of the nine goals noted above. Additionally, the Board may take into consideration other factors that it deems appropriate when reviewing and approving any recommended payouts.

See the "Qualitative and Quantitative Disclosures Regarding Market Risk" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K for additional information regarding the MV/CS and earned dividend spread (EDS) metrics.

Additional Incentive Award Opportunity TIP Goals. In addition to the base incentive award opportunity, the CEO and other Executives are eligible for an additional incentive award, based on the Bank's long-term financial performance. Following the calendar year in which the Bank makes market-based dividend payments and repurchases excess capital stock, both in the same two consecutive quarters, but no later than December 31, 2012, participants will be eligible to receive an additional incentive award. If the goal is not met by that date, this opportunity will expire.
Recognizing the importance of the financial performance goal to the Bank and its members, the Board determined that the additional incentive award opportunity available to the CEO and other Executives should have the greatest incentive award opportunity the sooner the goal is met. The additional incentive award opportunity under the 2010 TIP, expressed as a percentage of base salary, is presented below.

Position	Performance Achieved in 2010	Performance Achieved in 2011	Performance Achieved in 2012
CEO	Up to 200 percent	Up to 160 percent	Up to 120 percent
Other Executives	Up to 135 percent	Up to 108 percent	Up to 81 percent

The CEO and other Executives shall be eligible to receive an additional incentive award up to the percentage indicated above for the year in which the additional incentive award opportunity goal is met. Such additional incentive award opportunity percentage shall be applied to the participant's January 1, 2010 base salary. This goal was not met in 2010 and, therefore, no payout was made for 2010. In 2011, this goal was revised with the amended and restated TIP as discussed below.

Status reports on all of the incentive goals were reviewed with the Committee at least once during the year and the goals were modified as appropriate.

2011:
For 2011, the TIP was amended and restated, effective January 1, 2011.

Base Incentive Award Opportunity TIP Goals. The CEO and all other Executives, excluding the Chief Risk Officer (CRO), share nine total goals related to the Bank's financial performance, mission performance, regulatory requirements, and customer focus. Each goal includes performance measures at threshold, target, and maximum with the exception of the regulatory rating requirement goal in which there is no payout unless all objectives have been met. The TIP base incentive award opportunity for the CEO and other Executives, excluding the CRO, in 2011 are based on achievement of nine goals as discussed under the future payouts table in the Grants of Plan-Based Awards tabular section in this Item 11. Executive Compensation. Goals specific to the CRO are also presented under the future payouts table in the Grants of Plan-Based Awards tabular section in this Item 11. Executive Compensation.

The base incentive award opportunity levels in 2011, expressed as a percentage of base salary, were unchanged from 2010 levels presented above.

Additional Incentive Award Opportunity TIP Goals. Modifications were made to the additional incentive award opportunity TIP goals. For 2011, four performance goals were developed to measure the Bank's long-term financial performance and determine eligibility for payout under the additional incentive award opportunity TIP. These goals are presented under the future payouts table in the Grants of Plan-Based Awards tabular section in this Item 11. Executive Compensation.

Under the Amended and Restated TIP, if the Bank returns to normal operations by meeting the four goals set forth for two consecutive quarters during the additional incentive award opportunity plan year, while remaining in compliance with Board-approved risk measures, participants shall be entitled to an additional incentive award up to the percentage indicated below for the year in which the additional incentive award opportunity goal is met. The Amended and Restated TIP also includes the Bank's clawback policy with respect to incentive award payments.

The additional incentive award opportunity under the Amended and Restated TIP, expressed as a percentage of base salary, is presented below.

Position	Performance Achieved in 2011	Performance Achieved in 2012
CEO	Up to 160 percent	Up to 120 percent
Other Executives	Up to 108 percent	Up to 81 percent

Additional Incentives

From time to time, the CEO has recommended, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging and time sensitive nature. No additional incentive awards were granted in 2010.

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

Additionally, the Bank may provide a tax gross-up for some of the perquisites offered, including relocation benefits. Perquisites for the CEO and other Executives are detailed on the SCT and accompanying narrative, where aggregate perquisites exceeded $10 thousand in 2010.

Compensation Agreement for One Executive

The Board entered into an agreement with the Bank's COO which provided a 2009 signing bonus and guaranteed a 2010 bonus. Details of the agreement are presented in the SCT and Grants of Plan-Based Awards Table and supporting narratives below.

Employee Benefits

The Board and Bank management are committed to providing competitive, high-quality benefits designed to promote health, well-being and income protection for all employees. As described above, the Bank has benchmarked the level of benefits provided to the CEO and other Executives to the other FHLBanks and financial services firms. The Bank offers all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core and optional benefits offered include, but are not limited to, medical, dental, prescription drug, vision, long-term disability, short-term disability, flexible spending accounts, worker's compensation insurance, and life and accident insurance. The CEO and other Executives participate in these benefits on the same basis as all other full-time employees. Beginning January 1, 2010, the CEO and other Executives were eligible for a parking allowance.

Qualified and Nonqualified Defined Benefit Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (PDBP), a tax-qualified, multiple-employer defined-benefit plan. The PDBP is a funded, noncontributory plan that covers all eligible employees. For all employees hired prior to January 1, 2008, benefits under the plan are based upon a 2 percent accrual rate, the employees' years of service and highest average base salary for a consecutive three-year period. Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment. A lump-sum payment and other additional payment options are also available. The benefits are not subject to offset for Social Security or any other retirement benefits received. As a result of changes to the PDBP, for all employees hired after January 1, 2008, benefits under the plan are based upon a 1.5 percent accrual rate and the highest average base salary for a consecutive five-year period.

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the qualified PDBP due to Internal Revenue Code (IRC) and qualified PDBP limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of $245 thousand or more for 2010.

As a nonqualified plan, the benefits do not receive the same tax treatment and funding protection as the qualified plan, and the Bank's obligations under the SERP are a general obligation of the Bank. The terms of the SERP provide for distributions from the SERP upon termination of employment with the Bank or in the event of the death or disability of the employee. Payment options under the SERP include annuity options as well as a lump-sum distribution option.

The portion of the incentive compensation award percentages that are included in determining the CEO's and other Executives' SERP benefit is capped at no more than the amount of the incentive compensation award referenced in the SERP plan document, available as Exhibit 10.6.2 to the Bank's 2009 Annual Report filed on Form 10-K.

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

Years of service:	Bank match:
2-3 years	100 percent match up to 3 percent of employee's base salary
4-5 years	150 percent match up to 3 percent of employee's base salary
More than 5 years	200 percent match up to 3 percent of employee's base salary

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

For each deferral period in the Supplemental Thrift Plan, the Bank credits a matching contribution equal to:

•	200 percent match on up to 3 percent of the CEO's or other Executives' base salary and annual incentive compensation irrespective of their years of service; less

•	The Bank's matching contribution to the Qualified Thrift Plan.

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

The portion of the incentive compensation award that is eligible for a Bank matching contribution under the Supplemental Thrift Plan is capped at no more than the amount of the incentive award referenced in the Supplemental Thrift Plan document, available as Exhibit 10.7.3 to the Bank's 2009 Annual Report filed on Form 10-K.

Rabbi Trust Arrangements

The Bank has established Rabbi trusts to secure benefits under both the SERP and Supplemental Thrift Plans. See the Pension Benefits Table and Nonqualified Deferred Compensation Table and accompanying narratives below for more information.

Additional Retirement Benefits

Effective January 1, 2010 and forward, the Bank provides post-retirement medical benefit dollars in the form of a Health Reimbursement Account (HRA) for retirees and their spouses age 65 and older. HRA dollars can be used to purchase individual healthcare coverage and other eligible out-of-pocket healthcare expenses. In 2010, the Bank contributed $1,320 annually to the HRA account for a retiree and $660 annually for a retiree's spouse. The Bank will contribute the same amounts in 2011.

Severance Policy (excluding change in control)

The Bank provides severance benefits to the CEO and other Executives. These benefits reflect the potential difficulty employees may encounter in their search for comparable employment within a short period of time. The Bank's severance policy is designed to help bridge this gap in employment.

The Board provided separate severance agreements as part of the initial employment offer letters for the CEO and COO, which are more fully described in the Post-Termination Compensation Table. The Board determined that such severance arrangements are a common practice in the marketplace.

The policy provides the following for other Executives:

•	Four weeks' base salary continuation per year of service, with a minimum of 26 weeks and a maximum of 52 weeks;

•	Medical coverage, based on current enrollment selections, for the length of the salary continuation; and

•	Individualized outplacement service for a maximum of 12 months.

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

In 2010, for CEO John R. Price, under his CIC Agreement, he would also have been eligible for a payment equal to:

•	The additional benefit amount that the CEO would receive for 2 additional years of credited service under the qualified and nonqualified defined benefit plans; and

•
Two times 6 percent of his annual compensation (as defined in the Supplement Thrift Plan) in the year of separation from service. This amount is intended to replace the Bank matching contribution under the Bank's qualified and nonqualified defined contribution plans.

With the appointment of Winthrop Watson as CEO effective January 1, 2011, the Bank executed an Amended and Restated CIC Agreement, effective January 1, 2011, as disclosed in the Bank's report on Form 8-K filed with the SEC on December 8, 2010.

See Exhibits 10.9 and 10.9.1 to the Bank's 2008 Annual Report filed on Form 10-K, Exhibit 10.9.2 to the Bank's 2009 Annual Report filed on Form 10-K and Exhibits 10.9.1 and 10.9.4 to the Bank's 2010 Annual Report filed on this Form 10-K for more information.

Compensation Committee Report

The HR Committee of the Bank's Board has reviewed and discussed the CD&A with management. Based on its review and discussions with management, the HR Committee has recommended to the Board that the CD&A be included in the Bank's 2010 Annual Report filed on Form 10-K.

The Governance, Public Policy and Human Resources Committee of the Board of Directors

Patrick A. Bond            Chair
Edward J. Molnar            Vice-Chair
Maureen Breakiron-Evans
David R. Gibson
John C. Mason
Robert W. White

Item 11: Executive Compensation

Compensation Discussion and Analysis

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value	All Other Compensation	Total
John R. Price (1) President and Chief Executive Officer	2010	$550,000	$—	$70,785	$212,000	$637,531	$1,470,316
	2009	550,000	—	66,000	78,000	33,024	727,024
	2008	550,000	—	—	242,000	59,811	851,811
Winthrop Watson (2) Chief Operating Officer	2010	$425,000	$—	$49,725	$48,000	$40,000	$562,725
	2009	49,905	155,000	3,825	7,000	77,244	292,974
Kristina K. Williams (3) Executive Vice President and Chief Financial Officer	2010	$319,307	$—	$40,365	$62,000	$21,392	$443,064
	2009	289,380	30,000	31,253	43,000	22,106	415,739
	2008	289,380	—	—	49,000	23,325	361,705
Michael A. Rizzo (4) Chief Risk Officer	2010	$229,170	$—	$32,175	$17,000	$121,149	$399,494
Craig C. Howie (5) Group Director, Member Services	2010	$254,800	$—	$29,812	$126,000	$17,208	$427,820
	2009	254,800	—	27,518	111,000	20,506	413,824
	2008	254,800	—	—	123,000	20,281	398,081
Notes:

(1)
For 2010, Mr. Price's non-equity incentive plan compensation was the TIP described below. All other compensation included employer contributions to defined contribution plans of $36,960, compensation with respect to the release and separation agreement of $582,698 as detailed below and perquisites totaling $17,849. Perquisites included company car purchase ($9,580), retirement gifts and related tax gross-ups, parking benefits, spousal travel and personal miles on a company vehicle. Mr. Price executed a general release and separation agreement and retired effective December 31, 2010. All other compensation included the following items from the release and separation agreement: salary continuation payments of $550,000 for a 12-month period; a lump sum payment in lieu of the outplacement services in the amount of $20,000; and medical insurance premiums paid during the 12-month period of $12,698. For 2009, Mr. Price's non-equity incentive plan compensation was the TIP described in the Bank's 2009 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $33,000. For 2008, Mr. Price's non-equity incentive plan compensation was the VIP described in the Bank's 2008 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $49,005, and perquisites totaling $10,782. Perquisites included parking benefits, spousal travel and child care expenses, personal miles on a company vehicle, financial planning/tax preparation benefits, and non-business travel expenses.

(2)    For 2010, Mr. Watson's non-equity incentive plan compensation was the TIP described below. All other compensation included employer contributions to defined contribution plans of $25,730, and perquisites totaling $14,246. Perquisites included parking benefits, personal miles on a company vehicle and club membership fees. Mr. Watson was hired on November 18, 2009. As part of the management of the overall compensation package provided to Mr. Watson, a total bonus of $155,000 was approved by the Board. Mr. Watson received $75,000 as a signing bonus upon employment and a guaranteed bonus in the amount of $80,000 paid on November 30, 2010. Mr. Watson was eligible to participate in the Bank's 2009 TIP on a prorated basis. Mr. Watson's non-equity incentive plan compensation was the TIP described in the Bank's 2008 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $2,125, and perquisites totaling $75,095. Perquisites included relocation expenses and parking benefits.

(3)    For 2010, Ms. William's non-equity incentive plan compensation was the TIP described below. All other compensation included employer contributions to defined contribution plans of $21,368. For 2009, Ms. Williams' non-equity incentive plan compensation was the TIP described in the Bank's 2008 Annual Report filed on Form 10-K. A total bonus of $30,000 was paid to Ms. Williams in recognition of her work in assuming duties as Acting Chief Risk Officer until a Chief Risk Officer was hired. All other compensation included employer contributions to defined contribution plans of $17,630 and unused vacation benefits of $4,452. For 2008, Ms. Williams' non-equity incentive plan compensation was the VIP described in the Bank's 2008 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $23,301.

(4)    Mr. Rizzo was hired on March 1, 2010. Mr. Rizzo was eligible to participate in the Bank's 2010 TIP. Mr. Rizzo's non-equity incentive plan compensation was the TIP described below. All other compensation included employer contributions to defined contribution plans of $13,375 and perquisites totaling $107,750. Perquisites included parking benefits, relocation expenses and temporary housing.

(5)    For 2010, Mr. Howie's non-equity incentive plan compensation was the TIP described below. All other compensation included employer contributions to defined contribution plans of $17,184. For 2009, Mr. Howie's non-equity incentive plan compensation was the TIP described in the Bank's 2008 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $15,582 and unused vacation benefits of $4,900. For 2008, Mr. Howie's non-equity incentive plan compensation was the VIP described in the Bank's 2008 Annual Report filed on Form 10-K. All other compensation included employer contributions to defined contribution plans of $20,257.

Non-Equity Incentive Plan Compensation:

The 2010 base incentive award opportunity levels under the TIP (expressed as a percentage of base salary) were as follows:

•	CEO - up to 22 percent; and

•	Other Executives - up to 20 percent.

To receive TIP award payment, Bank management had the following nine operational goals established by the Board. Each goal includes performance measures at threshold, target and maximum with the exception of the regulatory rating requirement goal in which there is no payout unless all objectives have been met. The specific performance measure at maximum and total weighting for each goal, as well as the payout achievement level for each, was:

•	Market Value of Equity to Par Value of Capital Stock (MV/CS) (25 percent total weighting):
i. Increase MV/CS by up to 11 points using the December 31, 2009 price as the base (achieved at maximum) and
ii.Increase MV/CS by up to 6 points using the December 31, 2009 price as the base, using the Alternative Market Value of Equity (MVE) calculation (achieved between target and maximum);

•	Earnings (25 percent total weighting):
i.Achieve core earned dividend spread of 2.72 percent after assessments (achieved between target and maximum) and
ii.Increase retained earnings by $64 million (not achieved; no payout);

•	Affordable Housing (10 percent total weighting):
i.Increase the number of Affordable Housing Program applications submitted from Blueprint Communities by eight (achieved at maximum) and
ii.Increase Affordable Housing Program disbursement ratio by 92 percent (achieved at maximum);

•	Regulatory Requirements (25 percent total weighting):
i.Address regulatory priorities in existence at December 31, 2009 (achieved at maximum) and
ii.Achieve a targeted regulatory rating (not achieved; no payout); and

•	Customer Focus (15 percent total weighting):
i.Increase membership by ten (not achieved; no payout).

Payouts under the 2010 TIP were subject to prior Finance Agency review. Actual payments were made subsequent to that review.

Change in Pension Value:

The Qualified Plan provides a benefit of 2.00 percent of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50 percent of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Earnings are defined as base salary, subject to an annual IRS limit of $245 thousand on cash compensation earnings for 2010. Annual benefits provided under the Qualified Plan also are subject to IRS limits, which vary by age and benefit payment type. The participant's accrued benefits are calculated as of December 31, 2009 and 2010. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date, 50 percent of the benefit using the 2000 RP Mortality table (generational mortality table for annuities) and 50 percent of the benefit using the 2000 RP Mortality table (static mortality table for lump sums) and 5.96 percent and 5.54 percent interest respectively. The difference between the present value of the December 31, 2010 accrued benefit and the present value of the December 31, 2009 accrued benefit is the “change in pension value” for the Qualified Plan.

The Nonqualified plan provides benefits under the same terms and conditions as the Qualified Plan, except earnings are defined as base salary plus bonus. However the Nonqualified plan does not limit annual earnings or benefits. Benefits provided under the Qualified Plan are an offset to the benefits provided under the Nonqualified plan. The participants' benefits are calculated as of December 31, 2009 and 2010. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date, 6.00 percent and 5.50 percent interest rates, respectively, and the 2000 RP Mortality table (generational mortality table). The difference between the present value of the December 31, 2010 accrued benefit and the present value of the December 31, 2009 accrued benefit is the “change in pension value” for the nonqualified plan.

The total change in pension value is the sum of the change in the Qualified Plan and the change in the nonqualified plan.

Grants of Plan-Based Awards

The following table shows the potential value of non-equity incentive plan awards granted to the named officers during 2010.

Name and Principal Position	Performance Achieved in 2010		Performance Achieved in 2011		Performance Achieved in 2012
John R. Price President and Chief Executive Officer	Up to $121,000	(a)
	$1,100,000	(b)	$880,000	(b)	$660,000	(b)
Winthrop Watson Chief Operating Officer	Up to $85,000	(a)
	$573,750	(b)	$459,000	(b)	$344,250	(b)
Kristina K. Williams Executive Vice President and Chief Financial Officer	Up to $69,000	(a)
	$406,289	(b)	$325,031	(b)	$243,774	(b)
Michael A. Rizzo Chief Risk Officer	Up to $55,001	(a)
	$371,255	(b)	$297,004	(b)	$222,753	(b)
Craig C. Howie Group Director, Member Services	Up to $50,960	(a)
	$343,980	(b)	$275,184	(b)	$206,388	(b)

All are as described in the 2010 TIP section of this CD&A and Exhibit 10.10.2, the 2010 Temporary Incentive Plan document, to the Bank's 2009 Annual Report filed on Form 10-K .

(a)
Base Incentive Award Opportunity. Estimated TIP annual award opportunity for January 1, 2010, through December 31, 2010; payouts are based on a percentage of the executive's base salary as of December 31, 2010.

(b)
Additional Incentive Award Opportunity. Payment of the additional incentive award opportunity is based on long-term financial performance. Payouts were calculated based on the executive's salary as of January 1, 2010. The additional award opportunity would be paid in the year following the achievement of the specific financial performance measures. For example, if the goal was met in 2011, the participants would be eligible for the payouts associated with the “Performance Achieved in 2011” column. In 2010, none of the performance measures were met; therefore, no payout was made. The Board amended and restated the TIP effective January 1, 2011.

The following table shows the potential value of non-equity incentive plan awards granted to the named officers in 2011 or future periods, as applicable. These awards are in place of the awards set forth in the table immediately above for the additional incentive award opportunity.

Name and Principal Position	Performance Achieved in 2011		Performance Achieved in 2012
Winthrop Watson President and Chief Executive Officer	Up to $137,500	(a)
	$1,000,000	(b)	$750,000	(b)
Kristina K. Williams Executive Vice President and Chief Financial Officer	Up to $70,725	(a)
	$381,915	(b)	$286,436	(b)
Michael A. Rizzo Chief Risk Officer	Up to $57,201	(a)
	$308,884	(b)	$231,663	(b)
Craig C. Howie Group Director, Member Services	Up to $51,852	(a)
	$280,000	(b)	$210,000	(b)

All are as described in the 2011 TIP section of the CD&A. Approval of the 2011 TIP modifications is subject to a regulatory review period by the Finance Agency. See Exhibit 10.10.3 to the Bank's 2010 Annual Report filed on this Form 10-K, the Amended and Restated Temporary Incentive Plan effective January 1, 2011.

(a)
Annual Incentive Award Opportunity. Under the TIP, the actual TIP annual award opportunity for January 1, 2011, through December 31, 2011, and payouts are based on a percentage of the executive's base salary as of December 31, 2011. Estimated future payouts as presented above were calculated based on the executive's salary as of January 1, 2011, which include the merit increases approved by the Board. Merit increases will be made effective as of January 1, 2011, subject to final Finance Agency review and non-objection. Each goal includes performance measures at threshold, target and maximum with the exception of the regulatory rating requirement goal in which there is no payout unless all objectives have been met. The specific performance goals, measurement of the goals at maximum and total weighting for each goal, for all named executives except the CRO, are as follows:

•	MV/CS (15 percent total weighting):
i. Increase MV/CS greater than 95 percent at December 31, 2011 before dividends and repurchase of excess stock

•	Earnings before dividends and repurchase of excess capital stock (25 percent total weighting):
i.Achieve core earned dividend spread of 1.74 percent after assessments and
ii.Increase retained earnings by $57 million;

•	Regulatory Requirements (20 percent total weighting):
i.Address regulatory priorities in existence at December 31, 2010 and
ii.Achieve a targeted regulatory rating;

•	Member Outreach (15 percent total weighting):
i.Increase the amount of member outreach in 2011 to 165 members;

•	Member Product Usage (7.5 percent total weighting):
i.Increase the average number of Bank product touch points with CFI members; increase average touch points to 2.10;

•	Advances Usage (7.5 percent total weighting):
i.Maintain the percentage of average borrowing members among the total membership; and

•	Affordable Housing (10 percent total weighting):
i.Increase the number of members that submit an application, enroll or participate in a community investment product or initiative to 100 members.

For the CRO, the specific performance goals, measurement of the goals at maximum and total weighting for each goals are as follows:

•	MV/CS (15 percent total weighting):
i. Increase MV/CS greater than 95 percent at December 31, 2011 before dividends and repurchase of excess stock;

•	Earnings before dividends and repurchase of excess capital stock (15 percent total weighting):
i.Increase retained earnings by $57 million;

•	Regulatory Requirements (30 percent total weighting - maximum achievement only):
i.Address regulatory priorities in existence at December 31, 2010 (20 percent) and
ii.Achieve a targeted regulatory rating (10 percent);

•	Member Outreach (15 percent total weighting):
i.Increase the amount of member and potential member outreach in 2011 by 10 percent over threshold measurement; and

•	Risk Appetite (25 percent total weighting):
i.Develop framework that documents management's expectations and philosophy concerning operational excellence;
ii.Ensure communication of framework to all employees; and
iii.Provide training and reinforcement of framework and specific operational excellence-oriented training sessions.

(b)
Additional Incentive Award Opportunity. Payment of the additional incentive award opportunity is based on long-term financial performance. The additional award opportunity would be paid in the year following the achievement of the specific financial performance measures. If performance measures are achieved in 2011, payout would be made as noted in “Performance Achieved in 2011” amount above. If performance measures are achieved in 2012, payout would be made as noted in “Performance Achieved in 2012” amount above. The additional incentive award opportunity financial performance goals are as follows:

•	MV/CS must exceed 85 percent;

•	Quarterly GAAP net income must exceed average 3-month LIBOR on total capital stock while maintaining Board-approved duration of equity limits;

•	Increase retained earnings consistent with the Board-approved retained earnings policy; and

•	Achieve a level of retained earnings that exceed negative AOCI attributable to the Bank's private label MBS portfolio.

Under the Amended and Restated TIP, if the Bank returns to normal operations by meeting the four goals set forth above for two consecutive quarters during the additional incentive award opportunity plan year, while remaining in compliance with Board-approved risk measures, participants shall be entitled to an additional incentive award up to the percentage indicated above for the year in which the additional incentive award opportunity goal is met.

Estimated future payouts as presented above were calculated based on the executive's salary as of January 1, 2011, which include the merit increases approved by the Board. Merit increases will be made effective as of January 1, 2011, subject to final Finance Agency review and non-objection. The estimated payout amounts do not take into account any potential merit increases in 2012. In the event any merit increases are awarded during 2012, the amount of payout calculated would be based on the executive's base salary in the year in which the award opportunity was achieved.

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credit Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
John R. Price Chief Executive Officer	Pentegra Defined Benefit Plan	4.75	$243,000	$—
	SERP	5.33	$567,000	$—
Winthrop Watson Chief Operating Officer	Pentegra Defined Benefit Plan	0.58	$16,000	$—
	SERP	1.17	$39,000	$—
Kristina K. Williams Executive Vice President and Chief Financial Officer	Pentegra Defined Benefit Plan	5.50	$111,000	$—
	SERP	6.00	$96,000	$—
Michael A. Rizzo Chief Risk Officer	Pentegra Defined Benefit Plan	0.33	$6,000	$—
	SERP	0.83	$11,000	$—
Craig C. Howie Group Director, Member Services	Pentegra Defined Benefit Plan	19.50	$475,000	$—
	SERP	20.08	$180,000	$—

The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are included as Exhibits 10.13 and 10.6.2 to the Bank's 2009 Annual Report filed on Form 10-K.

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

Compensation used in calculating the benefit for the Pentegra Defined Benefit Plan includes base salary only. Compensation used in calculating the benefit for the SERP includes base salary plus the annual incentive compensation award limited to no more than the amount of the incentive award that was included in the SERP calculation under the former short-term incentive plan. Benefits under the SERP vest after completion of 5 years of employment (the vesting requirement under the qualified plan) subject to forfeiture for cause provisions of the SERP.

Normal Retirement: Upon termination of employment at or after age 65 where an executive has met the vesting requirement of completing 5 years of employment, an executive hired prior to January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 2 percent of his/her highest three-year average salary multiplied by his/her years' of benefit service. Under the SERP normal retirement benefit, the executive also would receive 2 percent of his/her highest three-year average short-term incentive payment (as defined above) for such same three-year period multiplied by his/her years' of benefit service. An executive hired on or after January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 1.5 percent of his/her highest five-year average salary multiplied by his/her years' of benefit service. Under the SERP normal retirement benefit, the executive also would receive 1.5 percent of his/her highest five-year average short-term incentive payment (as defined above) for such same five-year period multiplied by his/her years' of benefit service.

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount is calculated by taking the normal retirement benefit amount and reducing it by 3 percent times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88 percent of the normal retirement benefit amount, a total reduction of 12 percent. At December 31, 2010, Mr. Howie and Ms. Williams were eligible for early retirement benefits.

Nonqualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2010	Registrant Contributions in 2010	Aggregate Earnings (Losses) in 2010	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2010
John R. Price President and Chief Executive Officer	$11,130	$25,935	$25,307	$—	$1,198,320
Winthrop Watson Chief Operating Officer	$5,515	$25,730	$2,687	$—	$36,056
Kristina K. Williams Executive Vice President and Chief Financial Officer	$6,668	$6,668	$90,863	$—	$553,378
Michael A. Rizzo Chief Risk Officer	$5,792	$13,375	$1,595	$—	$20,762
Craig C. Howie Group Director, Member Services	$2,239	$2,435	$41,813	$—	$315,208

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.7.3 to the Bank's 2009 Annual Report filed on Form 10-K.

Amounts shown as "Executive Contributions in 2010" were deferred and reported as "Salary" in the SCT. Amounts shown as "Registrant Contributions in 2010" are reported as "All Other Compensation" in the SCT.

The CEO and other Executives may defer up to 80 percent of their total cash compensation (base salary and annual incentive compensation), less their contributions to the qualified thrift plan. Annual incentive compensation is limited to no more than the maximum amount of incentive compensation that would have been included under the Bank's former short-term incentive plan. All benefits are fully vested at all times subject to the forfeiture for cause provisions of the Supplemental Thrift Plan.

The investment options available under the nonqualified deferred compensation plan are closely matched to those available under the qualified defined contribution plan. Investment options include stock funds, bond funds, money market funds and target retirement funds.

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank's severance policy (or terms of their separate agreements, as applicable) if their employment had been severed without cause during 2010.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Insurance		Executive Outplacement (1)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson Chief Operating Officer	52 weeks	$425,000	52 weeks	$10,878	12 months	$20,000	$455,878
Kristina K. Williams Executive Vice President and Chief Financial Officer	26 weeks	$172,500	26 weeks	$5,439	12 months	$20,000	$197,939
Michael A. Rizzo Chief Risk Officer	26 weeks	$137,502	26 weeks	$6,518	12 months	$20,000	$164,020
Craig C. Howie Group Director, Member Services	52 weeks	$254,800	52 weeks	$10,878	12 months	$20,000	$285,678
Notes:
(1) Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.

Under the CIC Agreements, in the event of employment termination other than for cause (including constructive discharge) following a change in control event, in place of the severance benefits above, the CEO and all other executives would instead receive the benefits below.

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary(1)	TIP Award(2)	Medical Insurance (3)	Outplacement Services(4)*	Total
Winthrop Watson Chief Operating Officer	$850,000	$476,000	$16,317	$20,000	$1,362,317
Kristina K. Williams Executive Vice President and Chief Financial Officer	$690,000	$386,400	$16,317	$20,000	$1,112,717
Michael A. Rizzo Chief Risk Officer	$550,008	$308,004	$19,554	$20,000	$897,566
Craig C. Howie Group Director, Member Services	$509,600	$285,376	$16,317	$20,000	$831,293
n/a - not applicable
* Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.

Notes:
(1) CIC agreements stipulate two years of base salary for eligible participants.
(2) CIC agreements stipulate two years of annual incentive award payout amount for eligible participants; recognizing that the additional incentive award opportunity was to compensate for a 3-year performance period, one-third of that amount at 'target' achievement was included above.
(3)CIC agreements stipulate 18 months of medical insurance coverage for eligible participants.
(4)CIC agreements stipulate 12 months of outplacement services for eligible participants.

President and CEO Price retired from the Bank effective December 31, 2010, as set forth in his separation agreement dated December 8, 2010 and filed as Exhibit 10.14 to the Bank's 2010 Annual Report filed on Form 10-K. Therefore, the terms of his former severance and CIC agreements were not applicable as of December 31, 2010. Details regarding the payments made under Mr. Price's separation agreement are included under the SCT included in the CD&A.

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the 2010 Directors' Fee Policy (2010 Fee Policy) as adopted by the Bank's Board. With the enactment of the Housing Act, the statutory caps on director fees were removed. Director compensation levels are now established by each FHLBank's board of directors. Under the 2010 Fee Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2010.

	Retainer Fees	Meeting Fees	Total
Board Chair	$30,000	$30,000	$60,000
Board Vice Chair	$25,000	$30,000	$55,000
Committee Chair	$25,000	$30,000	$55,000
Director	$21,000	$24,000	$45,000

The 2010 Fee Policy was attached as Exhibit 10.5.1 to the Bank's 2009 Annual Report filed on Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2010 Fee Policy based on a Director assuming additional responsibilities, such as chairing a Committee or Board meeting.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Dennis Marlo (Chair)	$60,000	$24	$60,024
H. Charles Maddy III (Vice Chair)	55,000	24	55,024
Patrick A. Bond	55,000	24	55,024
Rev. Luis A. Cortés Jr.	45,000	24	45,024
Walter D'Alessio	39,000	24	39,024
John K. Darr	55,000	24	55,024
David R. Gibson	37,000	24	37,024
Brian A. Hudson	55,000	24	55,024
Glenn B. Marshall	55,000	24	55,024
John C. Mason	45,000	24	45,024
John S. Milinovich	45,000	24	45,024
Edward J. Molnar	39,000	24	39,024
Charles J. Nugent	45,000	24	45,024
Patrick J. Ward	55,000	24	55,024
Robert W. White	43,000	24	43,024

"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors that attended all Board and applicable committee meetings in 2010 received the maximum total fees. In 2010, the Bank had a total of six Board meetings and 56 Board committee meetings (including Executive Committee meetings).

"All Other Compensation" for each includes $24 per director annual premium for director travel and accident insurance.

The Bank reimburses directors and pays for travel and related expenses associated with meeting attendance in accordance with its Travel & Expense Policy. The Bank also pays certain other director business expenses. Total expenses paid in 2010 were $145,060. Total expenses paid in 2010 were $145,060, for an average of approximately $9,600 per director.

For 2011, the Bank's Board adopted the 2011 Director Fees' Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2010 Director Fees' Policy. In general, the Policy provides for total fees for the Chair of $68,000; $58,000 for the Vice Chair and each Committee Chair; and $46,400 for each of the other directors. See Exhibit 10.5.1 to the Bank's 2010 Annual Report filed on this Form 10-K for additional details on the 2011 Director Fees' Policy.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member Institutions Holding 5 Percent or More of Outstanding Capital Stock
as of February 28, 2011

Name	Capital Stock	Percent of Total Capital Stock
Sovereign Bank, Reading, PA	$581,605,200	15.2%
Ally Bank, Midvale, UT(a)	447,721,200	11.7%
ING Bank, FSB, Wilmington, DE	431,969,500	11.3%
PNC Bank, N.A., Wilmington, DE (b)	399,298,500	10.4%
Chase Bank USA, N.A., Newark, DE	218,630,600	5.7%
(a)For Bank membership purposes, principal place of business is Horsham, PA.
(b) For Bank membership purposes, principal place of business is Pittsburgh, PA.

Additionally, due to the fact that a majority of the Board of the Bank is elected from the membership of the Bank, these elected directors are officers and/or directors of member institutions that own the Bank's capital stock. These institutions are provided in the following table.

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 28, 2011

Name	Capital Stock	Percent of Total Capital Stock
ING Bank, FSB, Wilmington, DE	$431,969,500	11.3%
PNC Bank, N.A., Wilmington, DE (a)	399,298,500	10.4%
Fulton Bank, Lancaster, PA	43,482,400	1.1%
Summit Community Bank, Charleston, WV	18,722,700	0.5%
Wilmington Trust Company, Wilmington, DE	18,059,700	0.5%
Harleysville Savings Bank, Harleysville, PA	14,526,400	0.4%
Abington Savings Bank, Jenkintown, PA	13,183,400	0.3%
Washington Financial Bank, Washington, PA	4,595,300	0.1%
Penn Liberty Bank, Wayne, PA	698,700	*
*Less than 0.1%.
(a) For Bank membership purposes, principal place of business is Pittsburgh, PA.

Note: In accordance with Section 10(c) of the Act and the terms of the Bank's security agreement with each member, the capital stock held by each member is pledged to the Bank as additional collateral to secure that member's loans from and other indebtedness to the Bank.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Corporate Governance Guidelines

The Bank has adopted corporate governance guidelines titled “Governance Principles” which are available at www.fhlb-pgh.com by first clicking “Investor Relations” and then “Governance.” The Governance Principles are also available in print to any member written upon request to the Bank, 601 Grant Street, Pittsburgh, PA 15219, Attention: General Counsel. These principles were adopted by the Board of Directors to best ensure that the Board of Directors (Board) is independent from management, that the Board adequately performs its function as the overseer of management and to help ensure that the interests of the Board and management align with the interests of the Bank's members.

On an annual basis, each Director and executive officer is obligated to complete a Director and Officer Questionnaire which requires disclosure of any transactions with the Bank in which the Director or executive officer, or any member of his or her immediate family, have a direct or indirect material interest. All Directors must adhere to the Bank's Code of Conduct which addresses conflicts of interest. Under the Code of Conduct, only the Board can grant a waiver of the Code's requirements in regard to a Director or executive officer.

Bank's Cooperative Structure

All members are required by law to purchase capital stock in the Bank. The capital stock of the Bank can be purchased only by members. As a cooperative, the Bank's products and services are provided almost exclusively to its members. In the ordinary course of business, transactions between the Bank and its members are carried out on terms that are established by the Bank, including pricing and collateralization terms that treat all similarly situated members on a nondiscriminatory basis. Loans included in such transactions did not involve more than the normal risk of collectability or present other unfavorable terms. Currently, nine of the Bank's fifteen Directors are officers or directors of members. In recognition of the Bank's status as a cooperative, in correspondence from the Office of Chief Counsel of the Division of Corporate Finance of the SEC, dated September 28, 2005, transactions in the ordinary course of the Bank's business with member institutions are excluded from SEC Related Person Transaction disclosure requirements. No individual Director or executive officer of the Bank or any of their immediate family members has been indebted to the Bank at any time.

Related Person Transaction Policy

In addition to the Bank's Code of Conduct which continues to govern potential Director and executive officer conflicts of interest, effective January 31, 2007, the Bank adopted a Related Person Transaction Policy, which is in writing. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2011. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance, Public Policy, and Human Resources Committee (Governance Committee) of the Board determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank's products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction is a transaction, arrangement, or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is, or will be a participant, the amount involved exceeds $60 thousand, and in which a Related Person had, has, or will have a direct or indirect material interest. A Related Person is any Director or executive officer of the Bank, any member of their immediate families, or any holder of 5 percent or more of the Bank's outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10 percent of such company's shares.

Related Person Transactions

Beginning in 1997, the Bank began purchasing bonds issued by Pennsylvania Housing Finance Agency (PHFA). On May 14, 2007, Brian Hudson, Executive Director and Chief Executive Officer of PHFA, was appointed as a Director of the Bank by the Finance Agency. On June 25, 2007, in accordance with the Related Person Transaction Policy, the Governance Committee approved the Bank's continued purchases of PHFA bonds. In 2009 and 2010, the Bank did not purchase any PHFA bonds. As of February 28, 2011, the total outstanding principal amount of PHFA bonds held by the Bank was $216.6 million. The greatest aggregate outstanding principal amount of all PHFA bonds held by the Bank in 2010 was $400.9 million. The greatest amount of any single PHFA bond held by the Bank in 2010 was $156 million. In 2010, the Bank received $7.8 million in interest payments on outstanding PHFA bonds and $182 million in principal payments due to bond calls and redemptions.

PHFA, as the state housing finance agency for Pennsylvania, provides funding for housing for very low- and low-income households. As a result, many of the projects that PHFA provides funding to are projects that also apply for and receive funding from the Bank's AHP program. Consequently, on June 25, 2007, the Governance Committee also approved the Bank continuing to enter into AHP grant transactions in which PHFA participates. In 2010, the Bank approved $1.562 million in AHP grants for 7 projects in which PHFA served as a sponsor or otherwise participated. AHP grants were approved in accordance with the competitive AHP scoring regulations of the Finance Agency, including the requirement that any FHLBank director who is associated with, or whose institution is associated with, an AHP grant under consideration for approval, recuse themselves from the consideration of the grant by the Bank's Board. See 12 C.F.R. 1291.10. The Bank followed this process in regard to its Board's consideration and approval of these AHP grants at its meeting in December 2010. Mr. Hudson did not participate in the consideration or approval of these $1.562 million in grant requests presented to the Board. Additionally, in 2010, the Bank approved an additional $500 thousand in an AHP grant from its AHP funds to be used by the PHFA for its foreclosure assistance program. See additional information regarding this grant in the Mortgage Relief Fund Grant Agreement disclosure in the "AHP and REFCORP Assessments" discussion in the Earnings Performance section of Item 7. Management's Discussion and Analysis in the Bank's 2010 Annual Report filed on this Form 10-K. (Note, the Bank originally made this type of AHP set-aside grant opportunity available to the other state housing finance agencies in the Bank's district as well; however, only PHFA agreed to participate in the program.) The Bank approved the award of such funds to PHFA in accordance with the terms of the applicable Finance Agency regulation. Mr. Hudson also did not participate in the consideration or approval to award this AHP grant to PHFA.

Since December 2000, as permitted under the Finance Agency's AHP Regulations at 12 C.F.R. 1291.7, PHFA has been a party to an AHP project monitoring agreement with the Bank under which PHFA agrees to monitor the AHP compliance requirements for the Bank with respect to projects in which PHFA also monitors federal tax credit compliance. The Bank pays PHFA a fee of $225 for each AHP project monitored by PHFA during the year. In 2010, the Bank paid PHFA AHP monitoring fees of $450. The amount of fees paid by the Bank fluctuates each year and is dependent on the number of projects the Bank identifies each year that need to be monitored for compliance with AHP requirements.

As a state housing finance agency, PHFA is eligible to apply to the Bank and be approved as a non-member housing associate borrower from the Bank in accordance with Finance Agency regulations. The Bank approved PHFA as a housing associate borrower on December 19, 2007. With the approval of PHFA as a housing associate, the Bank has three housing associate borrowers. The terms of any Bank loans to such housing associates are ordinary course of business transactions governed by the Bank's Member Products Policy and applied to all housing associates. Under the terms of the Bank's Related Person Transaction Policy, provided that the loans to any related person are in accordance with the terms of the Bank's Member Products Policy, then, such transactions are within the ordinary course of business of the Bank and not subject to Governance Committee approval. As of February 28, 2011, there were no outstanding loans from the Bank to PHFA.

In 2001, in furtherance of its mission to provide funding for economic development in the Bank's district, the Bank entered into an agreement to make up to a $500 thousand capital contribution to Mountaineer Capital, LP (Mountaineer Capital). Mountaineer Capital is a Small Business Investment Company (SBIC) which provides financing for small businesses in West Virginia. On May 14, 2007, Patrick Bond, General Partner for Mountaineer Capital, was appointed to serve as a Director of the Bank. On January 23, 2007, the Bank made a capital contribution of $50 thousand to Mountaineer Capital. At year-end 2007, the total amount of Bank capital contributions was $375 thousand. On February 12, 2008, the Governance Committee approved a $50 thousand capital contribution request and granted approval for additional capital contributions to Mountaineer Capital in accordance with the terms of the Bank's agreement, up to a total amount of $500 thousand. Through February 28, 2011, the Bank's total capital contributions to Mountaineer Capital were $475 thousand.

Since approximately 2002, Chase Bank, USA N.A. has been approved for Federal funds and other money market investment transactions with the Bank in accordance with the requirements and limits established in the Bank's policies. During 2008, the Bank entered into overnight Federal funds transactions with Chase Bank. Chase Bank became a 5 percent or greater Bank shareholder in October 2008. On February 19, 2009, the Governance Committee ratified these transactions and approved the Bank entering into other Federal funds and money market investment transactions with Chase Bank in accordance with the Bank's applicable investment and counterparty policy statements. The largest principal amount outstanding for such transactions with Chase during 2010 was $600 million and there were no outstanding transactions at December 31, 2010. The amount of interest paid during 2010 was $38 thousand and the aggregate amount of principal paid in 2010 (representing repayment of each overnight Federal funds transaction) was $8.0 billion. There were no transactions with Chase through February 28, 2011.

On February 19, 2009, the Governance Committee also approved the Bank entering into interest-bearing deposit, Federal funds, unsecured note purchase (including TLGP investments), and other money market transactions with Bank members, including 5 percent or greater shareholders of the Bank and Member Directors' institutions. All such transactions must be in accordance with the terms of the Bank's investment and counterparty policy statements and limits. In 2010, the Bank entered into Federal funds transactions with Sovereign. Sovereign has held greater than 5 percent of the Bank's capital stock during all of 2010 and through February 28, 2011. The largest principal amount outstanding for such transactions with Sovereign during 2010 was $500 million and at December 31, 2010, the outstanding amount was $400 million. The amount of interest paid during 2010 was $629 thousand and the aggregate amount of principal paid (representing repayment of each overnight Federal funds transaction) was $87.6 billion. There were overnight Federal funds transactions with Sovereign in 2011; the amount of interest paid through February 28, 2011 was $29 thousand and the aggregate amount of principal paid (representing repayment of each overnight Federal funds transaction) was $3.8 billion. There were no outstanding Federal funds transactions with Sovereign as of February 28, 2011.

Charlotte B. McLaughlin became a Director of the Bank in 2011. Prior to Director McLaughlin's service on the Board, the Bank had approved, pursuant to applicable Bank policies, the use of PNC Capital Markets, LLC (“PNC Capital Markets”) as an authorized Bank broker for Bank investment transactions. The Bank did not use PNC Capital Markets for any transactions in 2010. On February 24, 2011, the Governance Committee approved the Bank entering into MBS and other authorized investments using as its broker PNC Capital Markets; provided that, PNC Capital Markets meets the Bank's applicable credit and other Bank policy requirements regarding authorized Bank brokers. Ms. McLaughlin is an Executive Vice President of PNC Bank, N.A. and also serves as President and CEO of PNC Capital Markets. Ms. McLaughlin did not participate in the Governance Committee's determination.

Under the terms of the Bank's Related Person Transaction Policy as most recently approved, the Governance Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entity(ies) and does not affect the authorized status of any existing and outstanding Related Person Transactions. On February 24, 2011, the Committee considered the previously approved PHFA, Mountaineer Capital and member money market transactions as described above and determined to continue the authorization of new Related Person Transactions with these entities provided, in the case of Mountaineer Capital, the Bank's total amount invested does not exceed $500 thousand.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank's Board. Consequently, all Directors of the Bank are outside Directors. As discussed in Item 10, Directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of Directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board. As of February 25, 2011, the Board was comprised of fifteen Directors: nine Member Directors and six Independent Directors.

The Bank's Directors are prohibited from personally owning stock in the Bank. In addition, the Bank is required to determine whether its Directors are independent under two distinct director independence standards. First, the Act and Finance Agency regulations establish independence criteria, including independence criteria for Directors who serve on the Bank's Audit Committee. Second, the SEC rules require, for disclosure purposes, that the Bank's Board apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its Directors.

The Act and Finance Agency Regulations.

Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank Director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2010 and through February 28, 2011, none of the Bank's Independent Directors were an officer, employee, or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(1)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: (a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or (b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10 percent of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10 percent or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank's Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director's institution that is a 10 percent or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank's current Audit Committee members nor those who served during 2010 were Member Directors from institutions that were 10 percent or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank's Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of March 18, 2011, all current members of the Audit Committee were independent under the Act and Finance Agency regulatory criteria.

SEC Rules. Pursuant to the SEC rules applicable to the Bank for disclosure purposes, the Bank's Board has adopted the independence standards of the New York Stock Exchange (the NYSE) to determine which of its Directors are independent, which members of its Audit Committee are not independent and whether the Bank's Audit Committee financial expert is independent. As the Bank is not a listed company, the NYSE director independence standards are not substantive standards that are applied to determine whether individuals can serve as members of the Bank's Board or the Audit Committee.

After applying the NYSE independence standards, the Board determined that for purposes of the SEC rules, as of February 25, 2011, with respect to the Bank's current Directors, four of the Bank's Independent Directors, Directors Cortés, Breakiron-Evans, Darr, and Marlo are independent. In determining that Director Cortés was independent, the Board considered that Nueva Esperanza, the non-profit organization which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including when Director Cortés was not a Bank Director. None of these transactions occurred in 2010 that required consideration under the Bank's Related Person Transaction Policy. With respect to Director Darr, the Board considered that Manna Inc., a non-profit organization on which Mr. Darr serves as a director, was approved for an AHP grant by the Bank in 2007, prior to Mr. Darr becoming a member of the Board of Directors.

With respect to the Bank's remaining two current Independent Directors, the Board determined that in view of the historic and ongoing relationship and transactions described above, with respect to PHFA and Mountaineer Capital, Directors Hudson and Bond are not independent.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and concluded that none of the Bank's current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank's Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank's products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member's given level of business as of a particular date, when the level of each member's business with the Bank is dynamic and the Bank's desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member's business with the Bank changes, such member's relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE's independence standards.

For Director D'Alessio, who served on the Board in 2010 but no longer serves on the Board, the Board previously determined that Director D'Alessio was independent. For Directors Marshall and Maddy, Member Directors, who served on the Board in 2010 but no longer serve on the Board, the Board previously determined that they were not independent.

The Board has a standing Audit Committee. The Board determined that none of the current Member Directors serving as members of the Bank's Audit Committee, Directors Ritchie, Milinovich, Ward and White are independent under the NYSE standards for Audit Committee members and that Independent Director Hudson is also not independent. The Board of Directors determined that Independent Director Cortes, who serves on the Audit Committee, is independent under the NYSE independence standards for audit committee members.

Item 14: Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for the years ended December 31, 2010 and 2009 by its independent registered public accounting firm, PricewaterhouseCoopers LLP:

	Year Ended December 31,
(in thousands)	2010	2009
Audit fees	$830	$1,045
Audit-related fees	49	55
Tax fees	—	—
All other fees	3	3
Total fees	$882	$1,103

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements and audit of the Bank's Internal Controls over Financial Reporting for the years ended December 31, 2010 and 2009.

Audit-related fees consist of fees billed in the years ended December 31, 2010 and 2009 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were primarily for accounting consultations.

The Bank is exempt from all federal, state and local income taxation with the exception of real estate property taxes. There were no tax fees paid during the years ended December 31, 2010 and 2009.

Other fees paid during the years ended December 31, 2010 and 2009 represent licensing fees associated with the use of accounting research software.

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

The Bank paid additional fees to PricewaterhouseCoopers, LLP in the form of assessments paid to the Office of Finance. These fees were approximately $53 thousand and $52 thousand for the years ended December 31, 2010 and 2009, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Operations and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers, LLP, appear in Item 8.

Statement of Operations for each of the years ended December 31, 2010, 2009 and 2008
Statement of Condition as of December 31, 2010 and 2009
Statement of Cash Flows for each of the years ended December 31, 2010, 2009 and 2008
Statement of Changes in Capital for each of the years ended December 31, 2010, 2009 and 2008

(2) Financial Statement Schedules

The schedules and exhibits for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission that would appear in Item 8. Financial Statements and Supplementary Data are included in the "Earnings Performance" and “Financial Condition” section within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed with the Bank's 2010 Annual Report filed on this Form 10-K or incorporated herein by reference:

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Annual Report filed on Form 10-K with the SEC on March 18, 2010.
4.1	Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.
4.1.1	Amended Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Quarterly Report filed on Form 10-Q with the SEC on August 9, 2010.
10.1	Severance Policy*	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to our registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Offer Letter for John Price*	Incorporated by reference to Exhibit 10.9 to our registration statement on Form 10 filed with the SEC on June 9, 2006.
10.4	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Bank’s registration statement on Form 10 filed with the SEC on July 19, 2006.
10.5	2010 Directors’ Fee Policy*	Incorporated by reference to Exhibit 10.5.1 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 18, 2010.
10.5.1	2011 Director’s Fee Policy*	Filed herewith.
10.6	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007*	Incorporated by reference to Exhibit 10.14 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on August 8, 2007.
10.6.1	Supplemental Executive Retirement Plan Amended and Restated Amended and Restated Effective June 26, 2007 and Revised December 19, 2008*	Incorporated by reference to Exhibit 10.6.1 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 27, 2009.
10.6.2	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007 Revised December 19, 2008 and Further Revised December 18, 2009*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Annual Report filed on Form 10-K with the SEC on March 18, 2010.
10.7	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007*	Incorporated by reference to Exhibit 10.15 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on August 8, 2007.
10.7.1	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Further Revised September 26, 2007*	Incorporated by reference to Exhibit 10.16 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on November 7, 2007.
10.7.2	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Further Revised September 26, 2007 and December 19, 2008*	Incorporated by reference to Exhibit 10.7.2 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 27, 2009.
10.7.3	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Further Revised September 26, 2007, December 19, 2008 and December 18, 2009*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Annual Report filed on Form 10-K with the SEC on March 18, 2010.

Exhibit No.	Description	Method of Filing +
10.8	Mortgage Partnership Finance® Services Agreement Dated August 31, 2007 with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on November 7, 2007.
10.9	Form of Change in Control Agreement with Executive Officers, including Messrs. Howie, Yealy and Ms. Williams*	Incorporated by reference to Exhibit 10.18 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 13, 2008.
10.9.1	Change in Control Agreement with Mr. Rizzo*	Filed herewith.
10.9.2	Change in Control Agreement with Mr. Price*	Incorporated by reference to Exhibit 10.19 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 13, 2008.
10.9.3	Change in Control Agreement with Mr. Watson*	Incorporated by reference to Exhibit 10.9.2 to the Bank's Annual Report filed on Form 10-K with the SEC on March 18, 2010.
10.9.4	Amended and Restated Change in Control Agreement with Mr. Watson effective January 1, 2011*	Filed herewith.
10.10	Variable Incentive Compensation Plan Effective January 1, 2008*	Incorporated by reference to Exhibit 10.20 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 13, 2008.
10.10.1	2009 Executive Officer and Key Employee Temporary Incentive Plan*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Annual Report filed on Form 10-K with the SEC on March 18, 2010.
10.10.2	2010 Executive Officer and Key Employee Temporary Incentive Plan*	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Annual Report filed on Form 10-K with the SEC on March 18, 2010.
10.10.3	Amended and Restated Executive Officer Temporary Incentive Plan effective January 1, 2011*	Filed herewith.
10.11	Pentegra Financial Institutions Retirement Fund Summary Plan Description Dated June 1, 2008*	Incorporated by reference to Exhibit 10.13 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 27, 2009.
10.12	Agreement and Release with Paul H Dimmick*	Incorporated by reference to Exhibit 10.14 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on November 12, 2009.
10.13	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank’s Quarterly Report filed on Form 10-Q with the SEC on November 12, 2009.
10.14	Agreement and General Release with John R. Price*	Filed herewith.
10.15	Joint Capital Enhancement Agreement dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's current report on Form 8-K filed with the SEC on March 1, 2011.
12.1	Ratio of Earnings to Fixed Charges	Filed herewith.
22.1	Election of Directors Report	Incorporated by reference to Exhibit 99.2 of the Bank’s current report on Form 8-K filed with the SEC on November 23, 2010.
24.0	Power of Attorney	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith.
99.3	Unaudited Quarterly Statement of Cash Flow-Restatements Effects	Incorporated by reference to Exhibit 10.11 to the Bank’s Annual Report filed on Form 10-K with the SEC on March 16, 2007.

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
Affordable Housing Program (AHP): Bank program that provides primarily direct grants and/or subsidized loans to assist members in meeting communities' affordable housing needs. Each FHLBank sets aside approximately 10% of its net income to fund the program with a minimum $100 million annual contribution by all twelve FHLBanks.

ALCO: Asset/Liability Management Committee of the Bank.
AMA: Acquired member assets.
APBO: Accumulated Post-retirement Benefit Obligation.
Adjustable-rate mortgage: Mortgage that features predetermined adjustments of the loan interest rate at regular intervals based on an established index.
Banking On Business (BOB): Bank program that assists eligible small businesses with start-up and expansion. A small business is defined as any firm, proprietorship, partnership or corporation that has less than 50 employees and the lesser of $10 million in annual receipts or the annual receipts limits set by the Small Business Administration's (SBA) size standards by North American Industry Classification (NAIC).

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

Community Financial Institution (CFI): Bank member that has deposits insured under the FDIC and average total assets for 2010 of no more than $1.029 billion over the past three years and is exempt from the requirement of having at least 10% of total assets in residential mortgage loans.

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

Credit enhancement fee: Fee payable monthly by an MPF Bank to a PFI in consideration of the PFI's obligation to fund the realized loss for a Master Commitment; based on fee rate applicable to such Master Commitment and subject to terms of the Master Commitment and applicable MPF mortgage product, which may include performance and risk participation features.

Demand Deposit Account (DDA): The account each member maintains with the Bank. All incoming and outgoing wires, loan credits and debits, as well as any principal and interest payments from securities and loans are posted into the DDA.

Delivery commitment: Mandatory commitment of the parties, evidenced by a written, machine- or electronically generated transmission issued by an MPF Bank to a PFI accepting the PFI's oral mortgage loan delivery commitment offer.

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

Federal Home Loan Bank's Office of Finance (OF): FHLBank System's centralized debt issuance facility that also prepares combined financial statements, selects/evaluates underwriters, develops/maintains the infrastructure needed to meet FHLBank System goals, and administers REFCORP and FICO funding programs.

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

Federal Reserve Board (Federal Reserve): Governing body over the Federal Reserve System, The Federal Reserve is responsible for: (1) conducting the nation's monetary policy; (2) supervising and regulating banking institutions; (3) maintaining the stability of the financial system and containing systemic risk; and (4) providing financial services to depository institutions, the U.S. government and foreign official institutions.

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
A new, permanent capital structure for FHLBanks is established. Two classes of stock are authorized, redeemable on six months' and five years' notice. FHLBanks must meet a 5% leverage minimum tied to total capital and a risk-based requirement tied to permanent capital.
Equalizes the stock purchase requirement for banks and thrifts.
Voluntary membership for federal savings associations took effect six months after enactment.
Annual $300 million funding formula for REFCORP obligations of FHLBanks is changed to 20% of annual net earnings.
Governance of the FHLBanks is decentralized from the Finance Board (the regulator at that time) to the individual FHLBanks. Changes include the election of a chairperson and vice chairperson of each FHLBank by its directors rather than the Finance Board and a statutory limit on FHLBank directors' compensation.

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
Joint Capital Enhancement Agreement (JCEA): Provides that upon satisfaction of the FHLBanks’ REFCORP obligations, each FHLBank will, on a quarterly basis, allocate at least 20 percent of its net income to a separate restricted retained earnings account. Each FHLBank will be required to build this restricted account to an amount equal to 1 percent of its total consolidated obligations.

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

National Credit Union Administration (NCUA): Independent federal agency that charters and supervises federal credit unions, backed by the full faith and credit of the U.S. government.
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

Securities and Exchange Commission (SEC): Independent agency of the U.S. government which holds primary responsibility for enforcing the federal securities laws and regulating the securities industry, the nation's stock and option exchanges and other electronic securities markets.

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
TAP auction debt: Term used to address multiple FHLBank debt issuances within a given quarter which have the same terms. As an FHLBank issues debt with terms similar to other FHLBank debt already issued, the FHLBank 'taps' the original issuance and is assigned the same CUSIP; this creates one larger, more liquid issue.

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
Weighted average life (WAL): The average amount of time that will elapse from the date of a security's issuance until each dollar of principal is repaid. The WAL of mortgage loans or MBS is only an assumption. The average amount of time that each dollar of principal is actually outstanding is influenced by, among other factors, the rate at which principal, both scheduled and unscheduled, is paid on the mortgage loans.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: March 18, 2011

By: /s/Winthrop Watson
Winthrop Watson
President and Chief Executive Officer

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President & Chief Executive Officer	March 18, 2011
/s/ Kristina K. Williams Kristina K. Williams	Executive Vice President and Chief Financial Officer	March 18, 2011
*/s/ Dennis S. Marlo Dennis S. Marlo	Chairman of the Board of Directors	March 18, 2011
*/s/ John K. Darr John K. Darr	Vice Chairman of the Board of Directors	March 18, 2011
*/s/ Patrick A. Bond Patrick A. Bond	Director	March 18, 2011
*/s/ Maureen Breakiron-Evans Maureen Breakiron-Evans	Director	March 18, 2011
*/s/ Rev. Luis A. Cortés Jr. Rev. Luis A. Cortés Jr.	Director	March 18, 2011

Signature	Capacity	Date
*/s/ David R. Gibson David R. Gibson	Director	March 18, 2011
*/s/ Brian A. Hudson Brian A. Hudson	Director	March 18, 2011
*/s/ John C. Mason John C. Mason	Director	March 18, 2011
*/s/ Charlotte B. McLaughlin Charlotte B. McLaughlin	Director	March 18, 2011
*/s/ John S. Milinovich John S. Milinovich	Director	March 18, 2011
*/s/ Edward J. Molnar Edward J. Molnar	Director	March 18, 2011
*/s/ Charles J. Nugent Charles J. Nugent	Director	March 18, 2011
*/s/ Bradford E. Ritchie Bradford E. Ritchie	Director	March 18, 2011
*/s/ Patrick J. Ward Patrick J. Ward	Director	March 18, 2011
*/s/ Robert W. White Robert W. White	Director	March 18, 2011
*By: /s/ Dana A. Yealy Dana A. Yealy, Attorney-in-fact