Form 10-Q
period 2011-03-31
Federal Home Loan Bank of Pittsburgh
filed 2011-05-10
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

There were 36,593,181 shares of common stock with a par value of $100 per share outstanding at April 30, 2011.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Executive Summary should be read in conjunction with the Bank’s unaudited financial statements and footnotes to the financial statements in the quarterly report filed on this Form 10-Q as well as the Bank’s 2010 Form 10-K.

Executive Summary

Overview. The Bank's financial condition and results of operation are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During first quarter 2011, the Bank continued to face challenges with respect to the decreasing advance portfolio, runoff of higher-yielding assets, including MBS and mortgage loans, and the ongoing impact of other-than-temporary impairment (OTTI) credit losses on the private label mortgage-backed securities (MBS) portfolio.

The interest rate environment significantly impacts the Bank's profitability as net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 3-month LIBOR is received (advances) or paid (debt). Short term interest rates also directly affect the Bank through earnings on invested capital. Finally, the Bank has a large percentage of mortgage-related assets on the balance sheet thus making it sensitive to changes in mortgage rates. Generally, due to the Bank's cooperative structure, the Bank earns relatively narrow net spreads between yield on assets (particularly advances, its largest asset) and the cost of corresponding liabilities.

The Bank expects its near-term ability to generate significant earnings on short term investments will be limited as it appears likely that, given current economic conditions, the Federal Open Market Committee (FOMC) will maintain the target range for the Federal funds rate of 0 percent to 0.25 percent for some time. Effective April 1, 2011 the FDIC, as previously announced, implemented a change, required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), to the basis on which FDIC-insured institutions are assessed insurance premiums. Specifically, the FDIC changed the insurance premium assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Prior to this change, FDIC-insured institutions could borrow overnight Federal funds, primarily from the GSEs, leave these borrowed funds in their Federal Reserve Bank (FRB) accounts, and earn a positive spread. With the FDIC now effectively assessing a fee on those assets, leveraging with overnight funds has become less attractive and, as a result, demand for overnight Federal funds from domestic banks has declined. As a result, the effective rate on Federal funds dropped to a range of 0.08 percent to 0.10 percent, down from a range of 0.14 percent to 0.15 percent in March 2011. If the Fed funds effective rate remains in this lower range, Bank earnings on capital will be negatively impacted.

The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	1st Quarter 2011		4th Quarter 2010		1st Quarter 2010
	Average	Ending	Average	Ending	Average	Ending
Target overnight Federal funds rate	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
3-month LIBOR (1)	0.31%	0.30%	0.29%	0.30%	0.26%	0.29%
2-year U.S. Treasury	0.68%	0.83%	0.48%	0.60%	0.91%	1.02%
5-year U.S. Treasury	2.11%	2.28%	1.49%	2.00%	2.41%	2.55%
10-year U.S. Treasury	3.44%	3.47%	2.86%	3.30%	3.70%	3.83%
15-year mortgage current coupon (2)	3.46%	3.48%	2.89%	3.43%	3.54%	3.62%
30-year mortgage current coupon (2)	4.26%	4.33%	3.73%	4.15%	4.40%	4.52%
Notes:
(1)LIBOR - London Interbank Offered Rate
(2)Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

The U.S. Treasury has projected that the statutory limit on the total amount of U.S. debt will be reached no later than May 16, 2011. Although the U.S. Treasury has authority to take certain extraordinary measures to temporarily postpone the date the debt limit will be reached, the U.S. Treasury currently projects that such measures would be exhausted by August 2, 2011. If Congress does not increase the debt limit, the U.S. Treasury would have no remaining borrowing authority once the debt limit is reached and a broad range of government payments would have to be stopped. If the U.S. Treasury is not able to make interest payments on U.S. debt and meet other obligations, disruptions may occur in the capital markets which could result in higher interest rates and borrowing costs for the Bank. To the extent that the Bank cannot access funding when needed on acceptable terms to effectively manage its cost of funds, its financial condition and results of operations may be negatively impacted.

Interest Rates and Yield Curve Shifts.  The Bank's earnings are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. Theoretically, flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During first quarter 2011, the U.S. Treasury yield curve displayed volatility with short-term interest rates holding steady to decreasing slightly and long-term interest rates increasing slightly from year-end 2010. The spread between 2-year and 10-year Treasuries remained steep, reflecting the uncertain path of the economic expansion as the economy continued to recover following its emergence from the recession of 2007-08. Unfortunately, the Bank's ability to significantly capitalize on the steep yield curve was restricted due to continuing private label MBS credit concerns and tight spreads which limited the accumulation of MBS assets.

The performance of the Bank's portfolios of mortgage assets is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance to prepay their existing loans, as borrowers may select shorter duration mortgage products. Under normal circumstances, when rates decline, prepayments increase, resulting in accelerated accretion/amortization of any associated premiums/discounts. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin. Given the unique circumstances of the current economic environment, shifts in the yield curve and the level of interest rates have not had these typical results.

The volatility of yield curve shifts may also have an effect on the Bank's duration of equity and the cost of maintaining duration within limits. Volatility in interest rates may cause management to take action in order to maintain compliance with these limits, even though a subsequent, sudden reversal in rates may make such hedges unnecessary. Volatility in interest rate levels and in the shape of the yield curve may increase the cost of compliance with the Bank's duration limits. In the past few years, the typical cash flow variability of mortgage assets has become less pronounced as the combination of declining residential housing values and reduced credit availability has diminished refinancing activity. If this trend continues, the duration of assets could be extended and the cost to fund these assets could increase.

Market and Housing Trends. Financial institution lending continues to be weak and small businesses remain reluctant to add to payrolls due to concerns about the strength of the economic recovery. Commercial real estate activity has also been restrained by high vacancy rates, low property prices, and strained credit conditions. The financial markets have reflected this uncertainty, as both equity and fixed income markets have experienced volatility.

Housing starts and building permits both came in above market expectations in March 2010. While this news is definitely encouraging, the March level of housing starts was the tenth lowest on record since 1959 and building permits are at the eighteenth lowest level on record since 1980. New home sales rose in March from record low levels in February but continue to face significant hurdles in 2011 as distressed sales continue to hamper the market and accounted for forty percent of existing home sales in March, the most since April 2009. High unemployment combined with distressed sales has softened prices throughout the country. Median home prices are down twelve percent since the end of the recession, compared to a thirteen percent average gain during the same time period of the prior six recession recoveries.

The recent natural disaster in Japan combined with uncertainty in the Middle East has impacted oil prices and costs of goods imported from Japan, including electronics and automobiles. Economies with large exports to Japan should not necessarily be negatively impacted. The political revolution and turmoil in the Middle East has increased fuel and food prices in the United States, causing some to question the strength and stability of the current recovery.

The labor market has been hit particularly hard by the recession. The current pace of private sector job growth will take years to replace the 8.5 million jobs lost during the recession and unemployment is expected to remain at elevated levels throughout 2011.

The Bank's members' demand for advances has continued to decline due to some of the factors described above. Additionally, members have historically high deposit levels which provide them with funding for the loan demand that they have. As an example of the volatility in advance demand, during the height of the credit crisis in September 2008 when the FHLBanks continued to provide funding for members, the Bank's advances were $72.5 billion. However, now that the credit crisis has eased and members have excess deposits, demand for advances declined to $26.7 billion at March 31, 2011. By comparison, the Bank's advance portfolio was most recently at a similar level at December 31, 2002, when advances totaled $29.3 billion.

Results of Operations. The overall economic conditions discussed above have significantly impacted the Bank in terms of advance volume and credit losses on its private label MBS. Those items are discussed below, along with other items which significantly impacted the Bank.

During the three months ended March 31, 2011, the Bank recorded net income of $2.5 million compared to $9.9 million for the three months ended March 31, 2010. First quarter 2011 and 2010 results were both impacted by OTTI credit losses taken on the Bank's private label MBS portfolio. The Bank recorded $20.5 million and $27.6 million of OTTI credit losses during the first quarters of 2011 and 2010, respectively.

OTTI. Deterioration in the mortgage market originated in the subprime sector but subsequently moved into the Alt-A and Prime sectors. The Alt-A sector includes borrowers who have characteristics of both subprime and Prime borrowers. A significant portion of the Bank's private label MBS portfolio is Alt-A, although the majority of the portfolio continues to be comprised of MBS backed by Prime loans. The Bank was not significantly impacted by the deterioration in the subprime market, as there was very little subprime private label MBS in its portfolio.

The Alt-A portfolio experienced additional deterioration in the first quarter of 2011. Assumptions related to both the Prime and Alt-A portfolios worsened in the same three-month span. The loss severity increased for both Prime and Alt-A due to the recent issues related to loan service foreclosure procedures and the resulting increases to foreclosure/liquidation timelines. Additionally, the default frequency roll rates on Prime bonds were increased based on market data. For first quarter 2011, the Bank experienced Alt-A and Prime OTTI credit charges of $12.9 million and $7.3 million, respectively, compared to $14.1 million and $13.2 million, respectively, in first quarter 2010. The first quarter 2011 assumptions were adjusted to increase cumulative lifetime loss rates.

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

On April 8, 2011, the Bank sold an available-for-sale (AFS) private label MBS with a par value of $163 million. The sale will result in a gain that will be recorded in the second quarter of 2011. This sale was consistent with management's desire to reduce the Bank's exposure to private label MBS, which may include opportunistic sales of select bonds.

Net Interest Income. Net interest income was $39.2 million and $59.0 million for the first quarter 2011 and 2010, respectively. Volume for both interest-earning assets and interest-bearing liabilities decreased in first quarter 2011, while yields on assets and rates paid on debt both increased. Debt costs rose more than yields on advances and other earning assets, resulting in the year-over-year decline in net interest income. In addition, the Bank's net interest income has been impacted by the continued runoff of the higher-yielding assets in the portfolio, including MBS and mortgage loans. As private label MBS, which are generally higher-coupon assets, are paying down and otherwise declining, the Bank is replacing these investments with lower-yielding agency MBS. With respect to the mortgage loan portfolio, the availability of high-quality mortgage loans for purchase has continued to decline. The net interest margin for first quarter 2011 decreased 7 basis points to 30 basis points, due primarily to lower yields on and volume of interest-earning assets, as well as higher rates paid on interest-bearing liabilities.. These were partially offset by lower volume of interest-bearing liabilities. The net interest income results for 2010 also included higher prepayment fees, which increased the net interest margin in that period.

Financial Condition. Advances. The Bank's advance portfolio continued to decline, down 10.3 percent from December 31, 2010 to March 31, 2011. Demand for advances has decreased as members have reduced their balance sheets and experienced high levels of retail deposits relative to historical levels, due in part to the factors noted above. Although the advance portfolio has declined, its average life has been extended as certain members have replaced their short-term advances with long-term advances; this is evidenced in the swing of short-term advance balances from year-end. At March 31, 2011, only 29.1 percent of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 38.5 percent at December 31, 2010. A large portion of these types of short-term advances have historically been rolled over upon maturity.

The ability to grow and/or maintain the advance portfolio may be affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) member reaction to the Bank's voluntary decision to temporarily suspend dividend payments and to execute only partial excess stock repurchases; (4) the Bank's liquidity position and how management chooses to fund the Bank; (5) current, as well as future, credit market conditions; (6) housing market trends; and (7) the shape of the yield curve. In the current market environment, the Bank believes that there may be an increased probability of extensions in maturities of members' advances.

Investments. At March 31, 2011, the Bank held $20.8 billion of total investment securities, including trading, AFS and held-to-maturity (HTM) securities as well as interest-bearing deposits and Federal funds sold. This total included $4.2 billion of private label MBS, of which $1.7 billion was "investment grade" and $2.5 billion was "below investment grade". The majority of the deterioration between "investment grade" and "below investment grade" occurred in the first nine months of 2009. Since then there has been some stabilization between "investment grade" and "below investment grade". However, during the first quarter of 2011, $116.9 million of investments were downgraded to "below investment grade". The Bank has continued to see improvement in the fair value, or price, of its private label MBS portfolio since the low point at the end of 2008. Prices can appreciate or depreciate for many reasons; the Bank is unable to predict where prices on these investments may go in the future. The overall balance of the par value of the private label MBS continues to decline, primarily due to paydowns.

Consolidated Obligations of the FHLBanks. The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. During first quarter 2011, rates paid on FHLB debt increased in conjunction with Treasury yields. Spreads relative to LIBOR have traded in fairly narrow ranges, improving since the U.S. Treasury published its "Reforming America's Housing Finance Market: A Report to Congress" White Paper in mid-February. This White Paper outlined the current U.S. housing finance system and broad steps to move to a new housing finance regime. While the publication focused more on the other GSEs, it did suggest some changes to the FHLBank System. Initial market reaction has been positive for Agency debt, and FHLBank bond funding costs have generally improved since mid-February 2011.

On a total FHLBank System basis, consolidated obligations outstanding continued to shrink during the first quarter of 2011, dropping an additional $30 billion from December 31, 2010 to $766 billion. This reduction was in both bonds and discount notes, which fell $20 billion and $10 billion, respectively during first quarter 2011. On a period-end basis, this is the lowest level of consolidated obligations outstanding since December 31, 2003.

The Bank's total consolidated obligations declined $1.0 billion, or 2.2 percent, since year-end 2010. Discount notes increased $75.5 million, or 0.6 percent, from December 31, 2010 to March 31, 2011 and accounted for 28.5 percent and 27.7 percent of the Bank's total consolidated obligations at March 31, 2011 and December 31, 2010, respectively. Total bonds decreased $1.1 billion, or 3.3 percent, from December 31, 2010 to March 31, 2011, and comprised a smaller percentage of the total debt portfolio, decreasing from 72.3 percent at December 31, 2010 to 71.5 percent at March 31, 2011.

On April 18, 2011, Standard & Poor's (S&P) affirmed its AAA rating on long-term U.S. debt, although S&P revised its outlook to negative from stable based on the overall U.S. debt burden and related fiscal challenges in reducing the deficit. As a result, on April 20, 2011, S&P affirmed the AAA rating on FHLBank System consolidated obligations, but revised its outlook on FHLBank System debt issues to negative from stable. In addition, on April 20, 2011, S&P affirmed its unsecured long-term AAA rating on the Bank and nine of the other FHLBanks but revised its outlook for the Bank and such other FHLBanks from stable to negative. While to date this rating action has not increased cost of funds or affected business, a negative watch action or credit downgrade could increase the Bank's cost of funds or affect the Bank's ability to enter into derivative contracts or issue letters of credit, which could adversely impact its results of operations and financial condition.

Capital Position and Regulatory Requirements. Retained earnings at March 31, 2011 were $399.8 million, up $2.5 million from year-end 2010 reflecting the impact of first quarter 2011 net income. Accumulated other comprehensive income (loss) (AOCI) related to the noncredit portion of OTTI losses on AFS securities improved from $(222.5) million at December 31, 2010 to $(143.1) million at March 31, 2011 due to paydowns in the private label MBS portfolio, certain OTTI noncredit losses being reclassified as credit losses, and price appreciation.

The Bank was deemed "adequately capitalized" as of December 31, 2010. In its determination, the Finance Agency maintained its concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. The Finance Agency continues to monitor the Bank's capital adequacy. As provided for under the

Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2011. The Bank exceeded its risk-based, total and leverage capital requirements at March 31, 2011, as presented in the Capital Resources section in this Item 2. Management's Discussion and Analysis.

Effective July 1, 2010, changes to the Bank's Capital Plan were implemented. The amended Capital Plan replaced the unused borrowing capacity membership stock purchase requirement with an annual Membership Asset Value (MAV) stock purchase requirement. This calculation is not affected by the amount the member borrows from the Bank. All members fully transitioned to the amended Capital Plan effective April 8, 2011.

Beginning in first quarter 2010, the Bank began measuring capital adequacy with a key risk indicator - Market Value of Equity to Par Value of Capital Stock (MV/CS). An initial floor of 85 percent was established by the Board of Directors (Board), representing the estimated level from which the MV/CS would recover to par through the retention of earnings over the 5-year redemption period of the Bank's capital stock. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are required to be restricted. See the "Risk Governance" section of Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K for additional details on the calculation of MV/CS. In April 2011, the Board increased the 85 percent floor to 87.5 percent, effective for the second quarter of 2011. This increase demonstrates the Board's commitment to move the Bank toward par value capital stock. The Board will re-evaluate the floor at least annually, with the objective of moving it to 95 percent over time. Additional updates, including the use of the Bank's retained earnings framework discussed below, to the Bank's Retained Earnings and Dividend Policy were made by the Board in April 2011. See the "Capital and Retained Earnings" discussion in Financial Condition in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for additional details.

Because the MV/CS ratio was above 85 percent at September 30, 2010, December 31, 2010 and March 31, 2011, the Bank performed additional analysis of the adequacy of capital taking into consideration the impact of potential excess capital stock repurchases and/or dividend payouts. As a result of this analysis, the Bank executed a partial repurchase of excess capital stock on October 29, 2010, February 23, 2011 and April 29, 2011. The amount repurchased on April 29, 2011 was approximately $185 million. In all instances, the amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding on October 28, 2010, February 22, 2011, and April 28, 2011, respectively.

During the first quarter of 2011, management developed and adopted a revised framework for evaluating retained earnings adequacy, Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The retained earnings target generated from this framework will be sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework will also assist management in their overall analysis of the level of future excess stock repurchases and dividends. See the "Capital and Retained Earnings" discussion in Financial Condition in this Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for additional details regarding the newly implemented retained earnings framework.

Decisions regarding any future repurchases of excess capital stock will be made on a quarterly basis. The Bank will continue to monitor the condition of its private label MBS portfolio, its overall financial performance and retained earnings (including analysis based on the framework noted above), developments in the mortgage and credit markets and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

During the first quarter of 2011, the 12 FHLBanks, including the Bank, entered into a Joint Capital Enhancement Agreement (JCEA) intended to enhance the capital position of each FHLBank. The FHLBanks' REFCORP obligations are expected to be fully satisfied during 2011. The intent of the Agreement is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate restricted retained earnings account at that FHLBank.

Each FHLBank is currently required to contribute 20 percent of its earnings toward payment of the interest on REFCORP bonds. The JCEA provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20 percent of its net income each quarter to a separate restricted retained earnings account until the balance of that account equals at least 1 percent of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends. For more information on the JCEA, see Item 1. Business in the Bank's 2010 Form 10-K.

The JCEA further requires each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the Agreement. Under the JCEA, if the FHLBanks'

REFCORP obligation terminates before the Finance Agency has approved all proposed capital plan amendments submitted pursuant to the JCEA, each FHLBank will nevertheless be required to commence the required allocation to its separate restricted retained earnings account beginning as of the end of the calendar quarter in which the final payments are made by the FHLBanks with respect to their REFCORP obligations. Depending on the earnings of the FHLBanks, the REFCORP obligation could be satisfied as of the end of the second quarter of 2011, although the exact date is not known and is dependent on the future earnings of all FHLBanks and interest rates. As of the date of this report, the Bank is considering amending its capital plan to incorporate the terms of the JCEA which could result in amendments to the JCEA, including, among other things, possible revisions to the termination provisions and related provisions affecting restrictions on the separate restricted retained earnings account.

Financial Highlights

The Statement of Operations data for the three months ended March 31, 2011 and the Condensed Statement of Condition data as of March 31, 2011 are unaudited and were derived from the financial statements included in the quarterly report filed on this Form 10-Q. The Statement of Operations and Condensed Statement of Condition data for all other interim quarterly periods is unaudited and was derived from the applicable quarterly reports filed on Form 10-Q. The Condensed Statement of Condition data as of December 31, 2010 was derived from the audited financial statements in the Bank's 2010 Form 10-K. The Statement of Operations data for the three months ended December 31, 2010 is unaudited and was derived from the Bank's 2010 Form 10-K.
Statement of Operations

	Three Months Ended
(in millions, except per share data)	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Net interest income before provision (benefit) for credit losses	$39.2	$64.6	$50.6	$59.1	$59.0
Provision (benefit) for credit losses	2.8	0.3	(1.3)	(1.3)	(0.1)
Other income (loss):
Net OTTI credit losses (1)	(20.5)	(13.1)	(7.0)	(110.7)	(27.6)
Net gains (losses) on derivatives and hedging activities	0.8	3.0	4.9	(8.0)	(4.6)
Net realized gains (losses) on AFS securities	—	—	8.4	(0.1)	—
Loss on extinguishment of debt	—	(12.3)	—	—	—
All other income	3.1	3.8	2.7	1.8	2.7
Total other income (loss)	(16.6)	(18.6)	9.0	(117.0)	(29.5)
Other expense	16.4	21.2	15.8	15.1	16.2
Income (loss) before assessments	3.4	24.5	45.1	(71.7)	13.4
Assessments (2)	0.9	3.0	—	(3.5)	3.5
Net income (loss)	$2.5	$21.5	$45.1	$(68.2)	$9.9
Earnings (loss) per share (3)	$0.06	$0.53	$1.11	$(1.70)	$0.25

Return on average equity	0.25%	2.04%	4.39%	(7.01)%	1.07%
Return on average assets	0.02%	0.16%	0.31%	(0.45)%	0.06%
Net interest margin (4)	0.30%	0.47%	0.35%	0.39%	0.37%
Regulatory capital ratio (5)	8.12%	8.28%	8.27%	7.22%	7.57%
Total capital ratio (at period-end) (6)	7.78%	7.79%	7.73%	6.54%	6.54%
Total average equity to average assets	7.76%	7.61%	7.01%	6.38%	5.88%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Includes REFCORP and Affordable Housing Programs (AHP) assessments.
(3) Earnings (loss) per share calculated based on net income (loss).
(4) Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.
(5) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, retained earnings and off-balance sheet credit reserves as a percentage of total assets at period-end.
(6) Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss), in total at period-end, as a percentage of total assets at period-end.

Condensed Statement of Condition

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2011	2010	2010	2010	2010
Cash and due from banks	$190.2	$143.4	$161.5	$79.9	$251.6
Investments(1)	20,812.9	18,751.7	18,298.7	19,246.0	16,241.0
Advances	26,658.7	29,708.4	31,594.9	36,058.4	36,823.8
Mortgage loans held for portfolio, net(2)	4,254.3	4,483.0	4,740.8	4,895.7	4,991.2
Prepaid REFCORP assessment	36.9	37.6	39.6	39.6	37.2
Total assets	52,199.4	53,386.7	55,139.5	60,629.7	58,656.0
Consolidated obligations, net:
Discount notes	13,157.6	13,082.1	12,251.9	12,118.1	9,990.4
Bonds	33,017.8	34,129.3	36,401.2	42,325.8	42,477.1
Total consolidated obligations, net(3)	46,175.4	47,211.4	48,653.1	54,443.9	52,467.5
Deposits and other borrowings	1,108.7	1,167.0	1,164.3	1,146.5	1,418.4
Mandatorily redeemable capital stock	33.1	34.2	36.0	36.3	8.3
AHP payable	12.4	13.6	15.1	17.2	22.1
Capital stock - putable	3,804.6	3,986.9	4,146.8	4,012.2	4,035.1
Retained earnings	399.8	397.3	375.8	330.7	398.9
AOCI	(143.5)	(223.3)	(258.9)	(375.0)	(596.0)
Total capital	4,060.9	4,160.9	4,263.7	3,967.9	3,838.0
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold, and interest-bearing deposits. None of these securities were purchased under agreements to resell.
(2) Includes allowance for loan losses of $8.3 million, $3.2 million, $3.2 million, $2.9 million, and $2.9 million at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $766.0 billion, $796.4 billion, $806.0 billion, $846.5 billion and $870.9 billion, at March 31, 2011, December 31, 2010, September 30, 2010, June 30, 2010 and March 31, 2010, respectively.

Core Earnings. Because of the nature of (1) OTTI charges, (2) the gains (losses) on sales of OTTI securities and (3) the contingency reserve and gains on derivatives and hedging activities resulting from the Lehman-related activities, the Bank believes that adjusting net income for these items and evaluating results as adjusted (which the Bank defines as "core earnings") is important in order to understand how the Bank is performing with respect to its primary business operations and to provide meaningful comparisons to prior periods. Core earnings are considered to be a non-GAAP measurement. Results based on this definition of core earnings are presented below. For first quarter 2011 and 2010, there were no adjustments for Lehman-related activities.

Statement of Operations
Reconciliation of GAAP Earnings to Non-GAAP Core Earnings

	Three Months Ended March 31, 2011
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Core Earnings
Net interest income before benefit for credit losses	$39.2	$—	$39.2
Provision for credit losses	2.8	—	2.8
Other income (loss):
Net OTTI losses	(20.5)	20.5	—
Net gains on derivatives and hedging activities	0.8	—	0.8
All other income	3.1	—	3.1
Total other income (loss)	(16.6)	20.5	3.9
Other expense	16.4	—	16.4
Income before assessments	3.4	20.5	23.9
Assessments	0.9	5.4	6.3
Net income	$2.5	$15.1	$17.6
Earnings per share	$0.06	$0.39	$0.45

Return on average equity	0.25%	1.48%	1.73%
Return on average assets	0.02%	0.11%	0.13%

	Three Months Ended March 31, 2010
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Core Earnings
Net interest income before benefit for credit losses	$59.0	$—	$59.0
Benefit for credit losses	(0.1)	—	(0.1)
Other income (loss):
Net OTTI losses	(27.6)	27.6	—
Net losses on derivatives and hedging activities	(4.6)	—	(4.6)
All other income	2.7	—	2.7
Total other income (loss)	(29.5)	27.6	(1.9)
Other expense	16.2	—	16.2
Income before assessments	13.4	27.6	41.0
Assessments	3.5	7.4	10.9
Net income	$9.9	$20.2	$30.1
Earnings per share	$0.25	$0.50	$0.75

Return on average equity	1.07%	2.18%	3.25%
Return on average assets	0.06%	0.13%	0.19%

Forward-Looking Information

Statements contained in the quarterly report on this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly OTTI process; changes in the Bank's capital structure; changes in the Bank's capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances' prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the System's debt rating or the Bank's rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank's ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; and timing and volume of market activity. This Management's Discussion and Analysis should be read in conjunction with the Bank's unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of the quarterly report filed on this Form 10-Q, as well as Risk Factors in Item 1A of the Bank's 2010 Form 10-K.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three months ended March 31, 2011 and 2010, which should be read in conjunction with the Bank's unaudited interim financial statements and notes included in the quarterly report filed on this Form 10-Q as well as the audited financial statements and notes included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $2.5 million for first quarter 2011, compared to net income of $9.9 million for first quarter 2010. This decline was driven primarily by lower net interest income. For the three months ended March 31, 2011 and 2010, net OTTI credit losses on the Bank's private label MBS were $20.5 million and $27.6 million, respectively. The Bank's return on average equity for first quarter 2011 was 0.25 percent, compared to 1.07 percent for first quarter 2010. Details of the Statement of Operations, including the impact of net interest income and derivatives and hedging activities on the results of operations, are presented more fully below.

Core Earnings. As presented in Financial Highlights, core earnings for the three months ended March 31, 2011 and 2010 exclude the impact of OTTI charges and related assessments, as applicable. For first quarter 2011, the Bank's core earnings totaled $17.6 million, a decrease of $12.5 million over first quarter 2010 core earnings. This decrease was due to lower net interest income in 2011. The Bank's core return on average equity was 1.73 percent for first quarter 2011, compared to 3.25 percent for first quarter 2010.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for the three months ended March 31, 2011 and 2010.

Average Balances and Interest Yields/Rates Paid

	Three Months Ended March 31,
	2011			2010
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold(1)	$4,941.3	$1.7	0.14	$4,722.1	$1.3	0.11
Interest-bearing deposits(2)	333.0	0.1	0.16	514.8	0.2	0.13
Investment securities(3)	15,560.3	87.9	2.29	13,661.8	106.5	3.16
Advances(4)	27,611.0	64.2	0.94	40,143.2	74.3	0.75
Mortgage loans held for portfolio(5)	4,372.4	52.6	4.88	5,070.4	63.7	5.10
Total interest-earning assets	52,818.0	206.5	1.58	64,112.3	246.0	1.55
Allowance for credit losses	(8.9)			(12.0)
Other assets(5)(6)	403.2			(131.4)
Total assets	$53,212.3			$63,968.9
Liabilities and capital:
Deposits (2)	$1,148.7	$0.2	0.06	$1,363.5	$0.2	0.06
Consolidated obligation discount notes	12,598.8	5.2	0.17	9,921.5	2.6	0.11
Consolidated obligation bonds(7)	33,950.8	161.9	1.93	47,326.6	184.2	1.58
Other borrowings	37.4	—	0.13	11.0	—	0.55
Total interest-bearing liabilities	47,735.7	167.3	1.42	58,622.6	187.0	1.29
Other liabilities	1,345.0			1,583.5
Total capital	4,131.6			3,762.8
Total liabilities and capital	$53,212.3			$63,968.9
Net interest spread			0.16			0.26
Impact of noninterest-bearing funds			0.14			0.11
Net interest income/net interest margin		$39.2	0.30		$59.0	0.37
Notes:
(1)The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(2)Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which are reflected in the Statement of Condition as derivative assets/liabilities.
(3)Investment securities include trading, AFS and HTM securities. The average balances of available-for-sale and held-to-maturity securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.2 billion and $1.5 billion in 2011 and 2010, respectively.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $259.2 million and $310.2 million in 2011 and 2010, respectively.

Average Advances Portfolio Detail

The following table presents the average par balances of the Bank's advance portfolio for the three months ended March 31, 2011 and 2010. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months Ended March 31,
Product (1)	2011	2010
Repo/Mid-Term Repo	$7,764.8	$19,112.2
Core (Term)	13,546.0	12,923.0
Convertible Select	5,042.1	6,596.3
Total par value	$26,352.9	$38,631.5
Note:
(1) See the Bank's 2010 Form 10-K for descriptions of the Bank's advance products.

Net interest income for first quarter 2011 declined $19.8 million year-over-year due to both volume and interest rate changes. Yields on interest-earning assets increased 3 basis points, which was due to a slightly higher yield on advances, the Bank's largest asset, offsetting lower yields on investments and mortgage loans. The rates paid on interest-bearing liabilities increased 13 basis points resulting in a compression of net interest spread. Higher funding costs on both discount notes and bonds drove the increase. Average interest-earning assets declined 17.6 percent driven primarily by the lower demand for advances. The decline was partially offset by an increase in average investment securities primarily driven by a higher level of certificates of deposit. Additional details and analysis regarding the shift in the mix of these categories is included in the “Rate/Volume Analysis” discussion below.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between March 31 2011 and 2010.

	2011 compared to 2010
	Increase (Decrease) in Interest Income/Expense Due to Changes in:
(in millions)	Volume	Rate	Total
Federal funds sold	$0.1	$0.3	$0.4
Interest-bearing deposits	(0.1)	—	(0.1)
Investment securities	13.4	(32.0)	(18.6)
Advances	(26.4)	16.3	(10.1)
Mortgage loans held for portfolio	(8.5)	(2.6)	(11.1)
Total interest-earning assets	$(21.5)	$(18.0)	$(39.5)

Consolidated obligation discount notes	$0.8	$1.8	$2.6
Consolidated obligation bonds	(58.6)	36.3	(22.3)
Total interest-bearing liabilities	$(57.8)	$38.1	$(19.7)

Total increase (decrease) in net interest income	$36.3	$(56.1)	$(19.8)

The average balance sheet shrunk considerably from first quarter 2010 to first quarter 2011. Interest income declined in the comparison driven by both rate and volume declines while the interest expense decline was driven by volume and partially offset by a rate increase.

The decline in interest income was primarily related to the advances portfolio, the investment securities portfolio and the mortgage loans held for portfolio. The advances portfolio decline was due to a decrease in volume which was partially offset by a rate increase, while the investment portfolio declined due to a rate decrease which was partially offset by an increase in volume. The decline related to the mortgage loans held for portfolio was due to a decrease in yields as well as continued runoff in the portfolio. The decline in interest expense was due to a decrease in volume of consolidated obligation bonds partially offset by an increase in rates paid.

The investment securities portfolio includes trading, AFS and HTM securities. The increase in the average investment balance from first quarter 2010 to first quarter 2011 was primarily due to increases in certificates of deposit, Agency notes and Agency MBS balances. Agency MBS balances increased as purchases exceeded the runoff of the existing MBS portfolio. The decrease in interest income was rate driven, primarily related to the MBS portfolio as lower-yielding Agency MBS have replaced the runoff of private label MBS. The Bank has not purchased any private label MBS since late 2007, purchasing only Agency and GSE MBS since 2008, including $657.0 million in first quarter 2011.

The average advances portfolio decreased significantly in first quarter 2011 compared to first quarter 2010. This decline in volume resulted in a decline in interest income for the comparison period despite an increase in the yield. Advance demand began to decline in the fourth quarter of 2008, and continued through the first quarter 2011, as members have grown core deposits and gained access to additional liquidity from the Federal Reserve and other government programs that initially became available in the second half of 2008. These government programs ended in first quarter 2010; however, member demand has remained low. In addition, members have also reduced the size of their balance sheets during the credit crisis.

The interest income on this portfolio primarily was impacted by the different product mix of advances in the comparison period. As presented in the Average Advances Portfolio Detail table, the decrease in average balances for the Repo product reflected the impact of members' high levels of retail deposits, members' reactions to the Bank's increased pricing of short-term advance products and the shift of some members' advances to longer-term structures within the Core (Term) product. The composition of advances in first quarter 2011 compared to first quarter 2010 was weighted more to longer term products that have higher yields relative to short-term products. In addition, average 3-month LIBOR for first quarter 2011 was 5 basis points higher than first quarter 2010.

The average mortgage loans held for portfolio balance declined from first quarter 2010 to first quarter 2011. The related interest income on the portfolio also declined. The decrease in the portfolio balance was due to the continued run-off of the existing portfolio, which more than offset new portfolio activity. The decrease in interest income was due to the lower average portfolio balances and a lower yield on the portfolio. The yield decrease was impacted by new lower yielding mortgage loans replacing the runoff of higher yielding loans, greater premium amortization and an increase in nonperforming loans in first quarter 2011 compared to first quarter 2010.

The consolidated obligations portfolio balance declined from first quarter 2011 compared to the same period in 2010. A decrease in the average bonds balance more than offset an increase in the average discount note balance.

Interest expense on bonds likewise declined as the volume decrease more than offset the increase in rates paid. The rate increase was due to higher 3-month LIBOR rates in the comparison period and longer term debt comprising a greater percentage of the average bond balances. This resulted in higher rates paid on bonds since a smaller percentage of the balance was comprised of lower rate short-term debt. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the quarterly rates paid in the “Net Interest Income Derivatives Effects” discussion below.

Interest expense on discount notes increased from first quarter 2010 to first quarter 2011. The increase was driven primarily by an increase in rates paid from first quarter 2010 to first quarter 2011. The increase in rates paid was consistent with the general increase in short-term rates for the comparison period.

Market conditions continued to impact spreads on the Bank's consolidated obligations. During the second quarter of 2010, funding levels improved as the European sovereign debt crisis led to increased investor demand for GSE debt. Early in the third quarter, concerns regarding Europe subsided somewhat after the release of the European bank stress test results. As a result, spreads migrated to more customary levels and remained there for the remainder of the 2010 and into first quarter 2011. For additional information, see the “Liquidity and Funding Risk” discussion in Risk Management in this Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q. Concerns also remain regarding the effects of the recent natural disaster in Japan and unrest in the Middle East. In addition, in April 2011, S&P revised the outlook on U.S. debt as well as FHLBank System debt and certain individual FHLBanks. See the Executive Summary section in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for additional discussion.

Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for the three months ended March 31, 2011 and 2010. Derivative and hedging activities are discussed below.

Three Months Ended March 31, 2011 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$27,611.0	$64.2	0.94	$207.3	3.04	$(143.1)	(2.10)
Mortgage loans held for portfolio	4,372.4	52.6	4.88	53.5	4.96	(0.9)	(0.08)
All other interest-earning assets	20,834.6	89.7	1.75	89.7	1.75	—	—
Total interest-earning assets	$52,818.0	$206.5	1.58	$350.5	2.69	$(144.0)	(1.11)
Liabilities and capital:
Consolidated obligation bonds	$33,950.8	$161.9	1.93	$230.0	2.75	$(68.1)	(0.82)
All other interest-bearing liabilities	13,784.9	5.4	0.16	5.4	0.16	—	—
Total interest-bearing liabilities	$47,735.7	$167.3	1.42	$235.4	2.00	$(68.1)	(0.58)
Net interest income/net interest spread		$39.2	0.16	$115.1	0.69	$(75.9)	(0.53)
Note:
(1)Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

Three Months Ended March 31, 2010 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$40,143.2	$74.3	0.75	$323.0	3.26	$(248.7)	(2.51)
Mortgage loans held for portfolio	5,070.4	63.7	5.10	64.4	5.15	(0.7)	(0.05)
All other interest-earning assets	18,898.7	108	2.32	108.0	2.32	—	—
Total interest-earning assets	$64,112.3	$246.0	1.55	$495.4	3.13	$(249.4)	(1.58)
Liabilities and capital:
Consolidated obligation bonds	$47,326.6	$184.2	1.58	$305.7	2.62	$(121.5)	(1.04)
All other interest-bearing liabilities	11,296.0	2.8	0.10	2.8	0.10	—	—
Total interest-bearing liabilities	$58,622.6	$187.0	1.29	$308.5	2.13	$(121.5)	(0.84)
Net interest income/net interest spread		$59.0	0.26	$186.9	1.00	$(127.9)	(0.74)
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

The impact of derivatives reduced both net interest income and net interest spread for the quarter ended March 31, 2011 and 2010. The impact to net interest income was less in 2011 compared to 2010 primarily due to the lower overall volume of hedged instruments year-over-year.

The Bank uses many different funding and hedging strategies, one of which involves closely match-funding bullet advances with bullet debt which is designed in part to (1) avoid the use of derivatives where prudent, (2) restrain growth in the size of the Bank's derivatives portfolio, and (3) reduce the Bank's reliance on short-term funding.

In addition, the Bank initiated a program to lower derivative counterparty credit exposure by reducing the number of derivatives outstanding without materially impacting the Bank's risk or earnings profiles. Basis adjustments (BAs) that are created as a result of the discontinuation of fair value hedge accounting upon termination of the swaps are accreted or amortized over the remaining lives of the advances or debt. This strategy will result in additional accretion and amortization of BAs which will be reflected in the Statement of Operations within net interest income. If there are significant prepayments of advances that have associated BAs, there will be an acceleration of the amortization of the related BA, which may or may not be offset by prepayment fees. If a significant number of instruments prepay, this will result in volatility within interest income in the Statement of Operations.

The mortgage loans held for portfolio derivative impact for all periods presented was affected by the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF Program.

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions. The Bank, together with the other FHLBanks, is actively participating in the development of the regulations under the Dodd-Frank Act. These requirements have the potential of making derivative transactions more costly for the Bank and the other FHLBanks. See Legislative and Regulatory Developments in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for detailed discussion regarding the new requirements.

Gains (Losses) on Derivatives and Hedging Activities

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

The following tables detail the net effect of derivatives and hedging activities in other income for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31, 2011
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(14.7)	$—	$—	$7.3	$(7.4)
Net interest settlements included in net interest income (2)	(128.4)	—	—	60.8	(67.6)
Total net interest income	$(143.1)	$—	$—	$68.1	$(75.0)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$1.5	$—	$—	$(0.7)	$0.8
Gains (losses) on derivatives not receiving hedge accounting	0.2	(0.4)	0.1	(0.1)	(0.2)
Other	—	0.2	—	—	0.2
Total net gains (losses) on derivatives and hedging activities	$1.7	$(0.2)	$0.1	$(0.8)	$0.8
Total net effect of derivatives and hedging activities	$(141.4)	$(0.2)	$0.1	$67.3	$(74.2)

	Three Months Ended March 31, 2010
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(4.3)	$—	$—	$0.7	$(3.6)
Net interest settlements included in net interest income (2)	(244.4)	—	—	120.8	(123.6)
Total net interest income	$(248.7)	$—	$—	$121.5	$(127.2)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(1.7)	$—	$—	$0.9	$(0.8)
Gains (losses) on derivatives not receiving hedge accounting	(0.1)	(4.4)	0.4	—	(4.1)
Other	—	0.3	—	—	0.3
Total net gains (losses) on derivatives and hedging activities	$(1.8)	$(4.1)	$0.4	$0.9	$(4.6)
Total net effect of derivatives and hedging activities	$(250.5)	$(4.1)	$0.4	$122.4	$(131.8)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for some of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). For first quarter 2011, total ineffectiveness related to these fair value hedges resulted in a gain compared to a loss in first quarter 2010. During the same period, the overall notional amount decreased from $42.8 billion at March 31, 2010 to $23.8 billion at March 31, 2011. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a loss in both first quarter 2011 and 2010. The overall notional amount of economic hedges was $1.9 billion and $1.5 billion at March 31, 2011 and 2010, respectively.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20 percent) and AHP contributions (10 percent) equate to a proportion of the Bank's net income comparable to that paid in income tax by fully taxable entities. The FHLBanks' aggregate payments through 2010 exceeded the scheduled payments, effectively accelerating payment of the REFCORP obligation and shortening its remaining term to a final scheduled payment on July 15, 2011. This date assumes that the FHLBanks pay exactly $300 million annually through 2011. The cumulative amount to be paid to REFCORP by the FHLBank is not determinable at this time due to the interrelationships of the future earnings of all FHLBanks and interest rates.

In 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank will use its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future). This overpayment was recorded as a prepaid asset and reported as “prepaid REFCORP assessment” on the Statement of Condition at December 31, 2008. A balance related to this asset remained on the Bank's Statement of Condition at December 31, 2010 and March 31, 2011. For first quarter 2011, $636 thousand of REFCORP assessment expense was credited against the asset balance, leaving a prepaid asset of $36.9 million at March 31, 2011. In April 2011, the Bank received $36.9 million from REFCORP, reducing the prepaid asset to zero.

Financial Condition

The following is Management's Discussion and Analysis of the Bank's financial condition at March 31, 2011 compared to December 31, 2010. This should be read in conjunction with the Bank's unaudited interim financial statements and notes in this quarterly report and the audited Financial Statements in the Bank's 2010 Form 10-K.

Assets

Primarily due to declining advance demand by members, the Bank's total assets decreased from December 31, 2010 to March 31, 2011. Total housing finance-related assets, which include MPF Program loans, advances, MBS and other mission-related investments, decreased during the year as well.

Advances and Mortgage Loans Held for Portfolio. Advances. At March 31, 2011, the Bank had advances to 195 borrowing members, compared to 202 borrowing members at December 31, 2010. A significant concentration of the advances continued to be from the Bank's five largest borrowers. Total advances outstanding to the Bank's five largest members decreased as of March 31, 2011 compared to December 31, 2010. Overall decreases in advances reflect a stronger deposit market and low member demand. This is evidenced by a decline of $3.4 billion in the Repo/Mid-Term Repo product, the Bank's shorter term advance product, as presented below.

The following table provides information on advances by different product type at March 31, 2011 and December 31, 2010 .

	March 31,	December 31,
in millions	2011	2010
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$22.0	$1,020.0
Core (Term)	1,746.0	998.0
Total adjustable/variable-rate indexed	$1,768.0	$2,018.0
Fixed rate:
Repo/Mid-Term Repo	$7,242.2	$9,691.9
Core (Term)	11,036.1	10,898.7
Total fixed rate	$18,278.3	$20,590.6
Convertible	$4,928.8	$5,197.2
Amortizing/mortgage-matched:
Core (Term)	$545.7	$591.2
Total par balance	$25,520.8	$28,397.0
Total callable advances	$2.0	$22.0

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the three months ended March 31, 2011 and the year ended December 31, 2010.

	March 31,	December 31,
Member Asset Size	2011	2010
Less than $100 million	26	32
Between $100 million and $500 million	109	121
Between $500 million and $1 billion	39	45
Between $1 billion and $5 billion	27	29
Greater than $5 billion	15	15
Total borrowing members during the year	216	242
Total membership	306	308
Percent of members borrowing during the period	70.6%	78.6%
Total borrowing members with outstanding loan balances at period-end	195	202
Percent of members borrowing at period-end	63.7%	65.6%

During first quarter 2011, changes in the Bank's membership resulted in a net decrease of two members. This activity included one out-of-district merger and one member which merged within the Bank's district.

See the “Credit and Counterparty Risk - TCP and Collateral” discussion in the Risk Management section of Item 2. Management's Discussion and Analysis in this quarterly report filed on Form 10-Q for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2011.

Mortgage Loans Held for Portfolio. The Bank's net mortgage loans held for portfolio under the MPF Program decreased from December 31, 2010 to March 31, 2011, driven primarily by the continued runoff of the existing portfolio, which more than offset new portfolio purchase activity. New portfolio activity has been negatively impacted by: (1) the current economic environment, which has resulted in fewer mortgage loan originations; (2) the Bank's 4.0 percent capital stock requirement on new MPF loans, which was previously 0 percent; and (3) the Bank's business decision to focus on purchasing MPF loans from community banks rather than higher-volume national banks.

The Bank currently has a loan modification plan in place for participating financial institutions (PFIs) under the MPF program. As of March 31, 2011, there had been few requests for loan modifications.

The Bank's outstanding advances, mortgage loans, nonaccrual mortgage loans, mortgage loans 90 days or more delinquent and accruing interest, and Banking on Business (BOB) loans are presented in the following table.

	March 31,	December 31,
(in millions)	2011	2010
Advances(1)	$26,658.7	$29,708.4
Mortgage loans held for portfolio, net(2)	4,254.3	4,483.0
Nonaccrual mortgage loans, net(3)	82.5	80.9
Mortgage loans 90 days or more delinquent and still accruing interest(4)	10.0	10.4
BOB loans, net(5)	16.0	14.1
Nonaccrual BOB loans (5)	1.4	19.9
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
(5)Prior to January 1, 2011, due to the nature of the program, all BOB loans were considered nonaccrual loans. Effective January 1, 2011, BOB loans that were not delinquent or deferred were placed on accrual status.

The Bank has experienced an increase in its conventional MPF Program's nonaccrual mortgage loans held for portfolio due to continuing deterioration in the mortgage market. However, this balance reflects only 2.1 percent of the portfolio, continuing to outperform the national average of 4.6 percent. The Bank permits PFI's to repurchase loans that meet certain pre-established criteria (i.e., government-guaranteed loans) at the time of the sale of the loans to the Bank.

 Investments. At March 31, 2011, the Bank's total interest-bearing deposits and Federal funds sold increased from December 31, 2010. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements.

The increase in investment securities from December 31, 2010 to March 31, 2011 was primarily due to purchases of certificates of deposit. This activity was partially offset by MBS paydowns during first quarter 2011. The Bank has not purchased any private label MBS since late 2007.

The following tables summarize key investment securities portfolio statistics.

	Carrying Value
(in millions)	March 31, 2011	December 31, 2010
Trading securities:
U.S. Treasury bills	$879.9	879.9
TLGP investments	250.1	250.1
Other: Mutual funds offsetting deferred compensation	4.5	6.0
Total trading securities	$1,134.5	$1,136.0
AFS securities:
MBS:
Government-sponsored enterprises residential	$140.8	$—
Private label residential MBS	$2,184.6	$2,200.4
HELOCs	16.6	15.4
Other: Mutual funds partially securing supplemental retirement plan	2.0	2.0
Total AFS securities	$2,344.0	$2,217.8
HTM securities:
Certificates of deposit	$4,450.0	$3,550.0
State or local agency obligations	367.6	369.7
U.S. government-sponsored enterprises	798.6	803.7
MBS:
U.S. agency	2,569.5	2,396.0
Government-sponsored enterprises residential	2,707.2	2,646.5
Private label residential MBS	1,964.4	2,242.6
HELOCs	21.8	23.5
MPF Shared Funding Program	23.7	25.8
Total HTM securities	$12,902.8	$12,057.8
Total investment securities	$16,381.3	$15,411.6

The following table presents the maturity and yield characteristics for the investment securities portfolio, assuming no principal prepayments, as of March 31, 2011. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury bills	$879.9	$—	$—	$—	$879.9
TLGP investments	—	250.1	—	—	250.1
Mutual funds offsetting deferred compensation	4.5	—	—	—	4.5
Total trading securities	$884.4	$250.1	$—	$—	$1,134.5
Yield on trading securities	0.12%	1.95%	n/a	n/a	0.52%

AFS securities:
MBS:
GSE MBS	$—	$—	$—	$140.8	$140.8
Private label residential MBS	—	—	—	2,184.6	2,184.6
HELOCs	—	—	—	16.6	16.6
Mutual funds partially securing supplemental retirement plan	2.0	—	—	—	2.0
Total AFS securities	$2.0	$—	$—	$2,342.0	$2,344.0
Yield on AFS Securities	n/a	n/a	n/a	5.29%	5.29%

HTM securities:
Certificates of deposit	$4,450.0	$—	$—	$—	$4,450.0
State or local agency obligations	72.2	4.8	8.7	281.9	367.6
U.S. GSE	—	798.6	—	—	798.6
MBS:
U.S. Agency	—	—	389.8	2,179.7	2,569.5
GSE residential MBS	—	—	853.1	1,854.1	2,707.2
Private label residential MBS	—	—	126.3	1,838.1	1,964.4
Private label HELOCs	—	—	—	21.8	21.8
MPF Shared Funding Program	—	—	—	23.7	23.7
Total HTM securities	$4,522.2	$803.4	$1,377.9	$6,199.3	$12,902.8
Yield on HTM securities	0.39%	0.89%	2.72%	2.17%	1.53%

Total investment securities	$5,408.6	$1,053.5	$1,377.9	$8,541.3	$16,381.3
Yield on securities	0.34%	1.14%	2.72%	3.15%	2.09%

Interest-bearing deposits	$11.6	$—	$—	$—	$11.6
Federal funds sold	4,420.0	—	—	—	4,420.0
Total investments	$9,840.2	$1,053.5	$1,377.9	$8,541.3	$20,812.9

As of March 31, 2011, the Bank held securities from the following issuers with a book value greater than 10 percent of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Government National Mortgage Association	$2,179.7	$2,183.2
Federal Home Loan Mortgage Corp	2,021.4	2,028.8
Federal National Mortgage Association	1,625.3	1,622.8
U.S. Treasury	879.9	879.9
J.P. Morgan Mortgage Trust	858.3	849.8
Wells Fargo Mortgage Backed Securities Trust	523.7	513.9
BNP Paribas	450.0	450
Structured Adjustable Rate Mtg Loan Trust	410.6	403.1
Total	$8,948.9	$8,931.5

During the third quarter of 2009, Taylor, Bean & Whitaker (TBW), a servicer on one of the Bank's private label MBS filed for bankruptcy. There is now a replacement servicer on this security. The replacement servicer has provided monthly remittances related to 2010 and subsequent activity. However, final remittances related to certain months in 2009, which had various reconciliation items because of issues with the original servicer, have not yet been determined by the replacement servicer.

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk-Investments” discussion in the Risk Management section of this Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. At March 31, 2011, the Bank was obligated to fund approximately $405.4 million in additional advances, $13.6 million of mortgage loans and $6.2 billion in outstanding standby letters of credit, and to issue $890.8 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management monitors capital adequacy, including the level of retained earnings, through the evaluation of MV/CS as well as other risk metrics. Details regarding these metrics are discussed in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K.

During the first quarter of 2011, management developed and adopted a revised framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The new framework includes five risk elements that comprise the Bank's total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operational risk; and (5) accounting risk. The retained earnings target generated from this framework will be sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private-label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generates a retained earnings target of $939 million as of March 31, 2011, which is projected to decline to $505 million over a five-year time horizon, based on runoff of the private label MBS portfolio as well as the Bank's risk management actions. The framework will also assist management in its overall analysis of the level of future excess stock repurchases and dividends.

In April 2011, the Board updated its Retained Earnings and Dividend policy. The significant provisions were as follows:

•	The Board increased the floor on the MV/CS from 85 percent to 87.5 percent; and

•	The Excess Capital Stock Repurchase and Dividend Payment section of the policy was changed to include the following:

◦	Prior to and including any excess capital stock repurchases or dividend payouts under consideration, the Bank must meet all regulatory capital requirements;

◦	Excess capital stock repurchase and dividend payouts will be restricted when MV/CS measures below the established floor. When MV/CS measures above the established floor and the current level of retained earnings falls below the established target (as discussed above), management will assess the ability to reach the target level within the 5 year put redemption period on capital stock. Such assessment will incorporate the effect of any excess stock repurchase and/or dividend payout under consideration. Any excess capital stock repurchases or dividend payouts must maintain MV/CS above the established floor; and

◦
When MV/CS is at or above par and retained earnings meet or exceed the target level, any excess capital stock repurchase will not be restricted. In this condition, dividends can be paid from the most recently completed quarter's GAAP net income, as well as previous retained earnings, provided that retained earnings are maintained at or above target levels.

The following table presents a rollforward of retained earnings for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(in millions)	2011	2010
Balance, beginning of the period	$397.3	$389.0
Net income (loss)	2.5	9.9
Balance, end of the period	$399.8	$398.9

During the first quarter of 2011, the 12 FHLBanks, including the Bank, entered into a JCEA intended to enhance the capital position of each FHLBank. For additional information regarding the JCEA, see the Executive Summary discussion in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources as of March 31, 2011, which should be read in conjunction with the unaudited interim financial statements and notes included in this quarterly report filed on Form 10-Q and the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulations require the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operational risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	March 31,	December 31,	September 30,	June 30,
(in millions)	2011	2010	2010	2010
Permanent capital:
Capital stock (1)	$3,837.7	$4,021.1	$4,182.8	$4,048.5
Retained earnings	399.8	397.3	375.8	330.7
Total permanent capital	$4,237.5	$4,418.4	$4,558.6	$4,379.2

RBC requirement:
Credit risk capital	$777.4	$797.6	$836.3	$932.5
Market risk capital	484.3	448.7	578.7	649.3
Operations risk capital	378.4	373.9	424.5	474.6
Total RBC requirement	$1,640.1	$1,620.2	$1,839.5	$2,056.4
Excess permanent capital over RBC requirements	$2,597.4	$2,798.2	$2,719.1	$2,322.8
Note:
(1)Capital stock includes mandatorily redeemable capital stock.

The Bank continues to maintain excess permanent capital over the RBC requirement. However, the total excess decreased slightly from year-end due to the partial repurchase of excess capital stock in February 2011, along with an increase in required market risk capital.

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. On March 28, 2011, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2010. In its determination, the Finance Agency maintained concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2011.

In April 2011, the Board revised it Retained Earnings and Dividend policy. See details regarding these revisions in the "Capital and Retained Earnings" discussion in Financial Condition in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Capital and Leverage Ratios

In addition to the requirements for RBC, the Finance Agency has mandated maintenance of certain capital and leverage ratios. The Bank must maintain total regulatory capital and leverage ratios of at least 4.0 percent and 5.0 percent of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. To enhance overall returns, it has been the Bank's practice to utilize leverage within an appropriate operating range when market conditions permit, while maintaining compliance with statutory, regulatory and Bank policy limits. The Bank exceeded all regulatory capital requirements at March 31, 2011.

(dollars in millions)	March 31, 2011	December 31, 2010
Capital Ratio
Regulatory capital (permanent capital plus off-balance sheet credit reserves)	$4,237.6	$4,418.6
Capital ratio (regulatory capital as a percent of total assets) (1)	8.1%	8.3%
(1) The minimum capital ratio requirement is 4.0 percent.

Leverage Ratio
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus off-balance sheet credit reserves)	$6,356.4	$6,627.8
Leverage ratio (leverage capital as a percent of total assets) (2)	12.2%	12.4%
(2) The minimum leverage capital ratio requirement is 5.0 percent.

As previously mentioned, the Bank's capital stock is owned by its members. The concentration of the Bank's capital stock is presented in the table below.

(dollars in millions)	March 31, 2011	December 31, 2010
Commercial banks	$2,096.7	$2,192.2
Thrifts	1,621.0	1,705.0
Credit unions	52.6	54.9
Insurance companies	34.3	34.8
Total GAAP capital stock	3,804.6	3,986.9
Mandatorily redeemable capital stock	33.1	34.2
Total capital stock	$3,837.7	$4,021.1

The composition of the Bank's membership by institution type is presented in the table below.

	March 31, 2011	December 31, 2010
Commercial banks	189	191
Thrifts	90	90
Credit unions	24	24
Insurance companies	3	3
Total	306	308

During the first quarter of 2011, the 12 FHLBanks, including the Bank, entered into a JCEA intended to enhance the capital position of each FHLBank. For additional information regarding possible amendments to the JCEA, see the Executive Summary discussion in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Critical Accounting Policies

The most significant accounting policies followed by the Bank are presented in Note 1 to the audited financial statements in the Bank's 2010 Form 10-K. In addition, the Bank's critical accounting policies are presented in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K. These policies, along with the disclosures presented in the other notes to the financial statements and in the quarterly report filed on this Form 10-Q, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements.

Since January 1, 2011, the Bank has made changes to its allowance for credit losses on mortgage loans held for portfolio and BOB loans as a result of changes in the estimates. In addition, the Bank has provided an update with respect to REFCORP based on changes to circumstances. The impact of the changes on the Bank's Critical Accounting Policies is discussed below.

Allowance for Credit Losses on Banking on Business Loans. The Bank updated its probability of default from national statistics for speculative grade debt to the actual performance of the BOB program. The Bank also eliminated the adjustment to probability of default as a result of trends in gross domestic product. The impact of the change in estimate was immaterial. In addition, as a result of the collection history of BOB loans, the Bank no longer has doubt about the ultimate collection of BOB loans and only considers BOB loans that are delinquent to be nonperforming assets.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio. The Bank updated its probability of default and loss given default from national statistics (adjusted for actual results) for mortgage loans to the actual 12 month historical performance of the Bank's mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral. The change in estimate also includes a more granular Master Commitment analysis of credit enhancements. The impact of the change in estimate was immaterial.

Future REFCORP Payments. In April 2011, the U.S. Treasury repaid the Bank's overpayment of REFCORP, which was reported as a prepaid asset of $36.9 million in the Bank's financial statements at March 31, 2011. It is anticipated that during 2011, there will be full satisfaction of the FHLBank System's REFCORP obligation.

Recently Issued Accounting Standards and Interpretations. The FASB has proposed various changes through multiple exposure drafts related to the accounting for financial instruments and derivatives and hedging activities (collective referred to as the FI ED). Although only proposed at this time, if approved the FI ED is expected to have a material impact on the Bank's Statements of Operations, Condition, and Changes in Capital. In addition, the FI ED, as proposed, is expected to significantly change all of the Bank's Critical Accounting Policies except for Guarantees and Consolidated Obligations and Future REFCORP Payments. The Bank is continuing to monitor the FI ED's status.

See Note 1 to the unaudited financial statements in Item 1. Financial Statements in the quarterly report filed on this Form 10-Q for a discussion of recent accounting pronouncements that are relevant to the Bank's business.

Legislative and Regulatory Developments

The legislative and regulatory environment for the Bank continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Act enacted in July 2010 and Congress begins to debate proposals for housing finance and GSE reform.

Dodd-Frank Act. The Dodd-Frank Act, among other things: (1) creates an inter-agency oversight council (the Oversight Council) that is charged with identifying and regulating systemically important financial institutions; (2) regulates the over-the-counter derivatives market; (3) imposes new executive compensation proxy and disclosure requirements; (4) establishes new requirements for MBS, including a risk-retention requirement; (5) reforms the credit rating agencies; (6) makes a number of changes to the federal deposit insurance system; and (7) creates a consumer financial protection bureau. Although the FHLBanks were exempted from several provisions of the Dodd-Frank Act, the FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their housing finance mission are likely to be impacted by the Dodd-Frank Act. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

New Requirements for the Bank's Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. Such cleared trades are expected to be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades are expected to be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Under the proposed margin rules, the Bank will have to post both initial margin and variation margin to the Bank's swap dealer counterparties, subject to thresholds in both instances. Pursuant to additional Finance Agency provisions, the Bank will be required to collect both initial margin and variation margin from the Bank's swap dealer counterparties, without any thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus also make uncleared trades more costly.

The CFTC has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps, be legally segregated on a customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of our clearing member. Such commingling would put the Bank's collateral at risk in the event of a default by another customer of the Bank's clearing member. To the extent the CFTC's final rule places the Bank's posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely impacted.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the Commodity Futures Trading Commission (CFTC) and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, the Bank may not be required to register as a “major swap participant,” although this remains a possibility. Also, the Bank may not be required to register as a “swap dealer” for the derivative transactions that the Bank enter into with dealer counterparties for the purpose of hedging and managing the Bank's interest rate risk, which constitute the great majority of the Bank's derivative transactions. However, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer based on the intermediated “swaps” that we have historically entered into with our members.

It is also unclear how the final rule will treat the call and put optionality in certain advances to the Bank's members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act . These proposed rules and accompanying interpretive guidance clarify that certain products will and will not be regulated as “swaps.” However, it is still unknown at this time whether certain transactions between the Bank and the Bank's member customers will be treated as “swaps.” Depending on how the terms “swap” and “swap dealer” are finally defined in the final regulations, the Bank may be faced with the business decision of whether to continue to offer “swaps” to member customers if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer, the proposed regulation would permit the Bank to apply to the CFTC to limit such designation to those specified activities for which the Bank is acting as a swap dealer. Upon such designation, the hedging activities of the Bank may not be subject to the full requirements that will generally be imposed on traditional swap dealers.

The Bank, together with the other FHLBanks, are actively participating in the development of the regulations under the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. It is not expected that final rules implementing the Dodd-Frank Act will become effective until the latter half of 2011 and delays beyond that time are possible.

Regulation of Certain Nonbank Financial Companies

Oversight Council Notice of Proposed Rulemaking on Authority to Supervise and Regulate Certain Nonbank Financial Companies. On January 26, 2011, the Oversight Council issued a proposed rule that would implement the Oversight Council's authority to subject nonbank financial companies to the supervision of the Federal Reserve Board and certain prudential standards. The proposed rule defines “nonbank financial company” broadly enough to likely cover the Bank. Also, under the proposed rule, the Oversight Council will consider certain factors in determining whether to subject a nonbank financial company to supervision and prudential standards. Some factors identified include: the availability of substitutes for the financial services and products the entity provides as well as the entity's size; interconnectedness with other financial firms; leverage, liquidity risk; and maturity mismatch and existing regulatory scrutiny. If the Bank is determined to be a nonbank financial company subject to the Oversight Council's regulatory requirements, then the Bank's operations and business are likely to be affected.

Oversight Council Recommendations on Implementing the Volcker Rule. In January 2011, the Oversight Council issued recommendations for implementing certain prohibitions on proprietary trading, commonly referred to as the Volcker Rule. Institutions subject to the Volcker Rule may be subject to various limits with regard to their proprietary trading and various regulatory requirements to ensure compliance with the Volcker Rule. If the Bank is subject to the Volcker Rule, then the Bank may be subject to additional limitations on the composition of the Bank's investment portfolio beyond Finance Agency regulations. These limitations may potentially result in less profitable investment alternatives. Further, complying with related regulatory requirements would be likely to increase the Bank's regulatory requirements and incremental costs. The FHLBank System's consolidated obligations generally are exempt from the operation of this rule, subject to certain limitations, including the absence of conflicts of interest and certain financial risks.

FDIC Regulatory Actions

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

Valuing most collateral at fair value, rather than par, could adversely impact the value of the Bank's investments with a counterparty (e.g., certificates of deposit) in the event of the counterparty's insolvency.

FDIC Final Rule on Assessment System. On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, so FHLBank advances are now included in the Bank's members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including FHLBank advances, in excess of 25 percent of an institution's domestic deposits since these are now part of the assessment base. To the extent that increased assessments increase the cost of advances for some members, it may negatively impact their demand for the Bank's advances.

Joint Regulatory Actions

Proposed Rule on Incentive-Based Compensation Arrangements. On April 14, 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that would implement Section 956 of the Dodd-Frank Act. Section 956 requires these agencies to issue joint regulations that prohibit “covered financial institutions” from entering into incentive-based compensation arrangements that encourage inappropriate risks.

Applicable to the FHLBanks and the Office of Finance, the rule would:

•	prohibit excessive compensation;

•	prohibit incentive compensation that could lead to material financial loss;

•	require an annual report;

•	require policies and procedures; and

•	require mandatory deferrals of 50 percent of incentive compensation over three years for executive officers.

Covered persons under the rule would include senior management responsible for the oversight of firm wide activities or material business lines, non-executive employees or groups of those employees whose activities may expose the institution to a material loss. For example, covered persons would include traders with large position limits relative to the financial institution's overall risk tolerance and loan officers who, as a group, originate loans that account for a material amount of the financial institution's credit risk.

Under the proposed rule, covered financial institutions would be required to comply with three key risk management principles related to the design and governance of incentive-based compensation: balanced design, independent risk management controls and strong governance.

The proposed rule identifies four methods to balance compensation and make it more sensitive to risk: risk adjustment of awards, deferral of payment, longer performance periods and reduced sensitivity to short-term performance. Larger covered financial institutions, like the Bank, would also be subject to a mandatory 50 percent deferral of incentive-based compensation for executive officers and board oversight of incentive-based compensation for certain risk-taking employees who are not executive officers.

Proposed Rule on Credit Risk Retention for Asset-Backed Securities. On April 29, 2011, the Federal banking agencies, the Finance Agency, the Department of Housing and Urban Development and the SEC jointly issued a notice of proposed rulemaking, which proposes regulations requiring sponsors of asset-backed securities to retain a minimum of a five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications. The proposed rule outlines the permissible forms of retention of economic interests (either in the form of retained interests in specified classes of the issued asset-backed securities or in randomly selected assets from the potential pool of underlying assets).

The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline of housing prices and high unemployment.

Key issues in the proposed rule include: (1) the appropriate terms for treatment as a qualified residential mortgage; (2) the extent to which Fannie Mae and Freddie Mac related securitizations will be exempt from the risk retention rules; and (3) the possibility of creating a category of high quality non-qualified residential mortgage loans that would have less than a five percent risk retention requirement.

The final rule that results from this process is likely to have a significant impact on the structure, operation and financial health of the mortgage finance sector. The final rule will also have implications for FHLBank Acquired Member Asset programs.

Housing Finance and GSE Reform. In the wake of the financial crisis and related housing problems, both Congress and the Obama Administration are considering changes to the U.S. housing finance structure, specifically reforming or eliminating Fannie Mae and Freddie Mac. These efforts may have implications for the FHLBanks.

On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a White Paper report to Congress entitled "Reforming America's Housing Finance Market: A Report to Congress". The report's primary focus is to provide options for Congressional consideration regarding the long-term structure of housing finance, including reforms specific to Fannie Mae and Freddie Mac. In addition, the Obama Administration noted it would work, in consultation with the Finance Agency and Congress, to restrict the areas of mortgage finance in which Fannie Mae, Freddie Mac and the FHLBanks operate so that overall government support of the mortgage market will be substantially reduced over time.

Although the FHLBanks are not the primary focus of this report, they are recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace. The report suggests the following possible reforms for the FHLBank System:

•	focus the FHLBanks on small- and medium-sized financial institutions;

•	restrict membership by allowing each institution eligible for membership to be an active member in only a single FHLBank;

•	limit the level of outstanding advances to larger members; and

•	reduce FHLBank investment portfolios and their composition, focusing FHLBanks on providing liquidity for insured depository institutions.

The report also supports exploring additional means to provide funding to housing lenders, including potentially the development of a covered bond market.

In response, several bills have been introduced in Congress. On March 17, 2011, a comprehensive reform bill, the GSE Bailout Elimination and Taxpayer Protection Act, was introduced in the House, which seeks wholesale changes and the eventual wind-down of Fannie Mae and Freddie Mac. A companion bill was introduced in the Senate on March 31, 2011.

In early April 2011, eight smaller bills were also introduced in the House, each dealing with a different aspect of the reform effort, that collectively look to achieve the same goal as the comprehensive reform bill. All eight bills were approved by the House Financial Services Subcommittee on Capital Markets and Government-Sponsored Enterprises.

While none of this legislation proposes specific changes to the FHLBanks, the Bank could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. For example, the FHLBanks traditionally have allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the FHLBanks' investment strategies would likely be affected by winding down those entities.  Winding down these two GSEs, or limiting the amount of mortgages they purchase, also could increase demand for FHLBank advances if FHLBank members responded by retaining more of their mortgage loans in portfolio, using advances to fund the loans.

Additionally it is possible that the Finance Agency could consider regulatory actions consistent with the report, including restricting membership by allowing each eligible institution to be an active member of a single FHLBank or limiting the level of advances outstanding to larger members. It is also possible that Congress will consider any or all of the specific changes to the FHLBanks suggested by the Administration's proposal. If regulation or legislation is enacted incorporating these changes, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority.  Additionally, if Congress enacts legislation encouraging the development of a covered bond market, FHLBank advances could be reduced in time as larger members use covered bonds as an alternative form of wholesale mortgage financing.

The potential effect of housing finance and GSE reform on the FHLBanks is unknown at this time and will depend on the legislation or regulations, if any, that are ultimately enacted.

Finance Agency Regulatory Actions

Final Rule on Temporary Increases in Minimum Capital Levels.  On March 3, 2011, the Finance Agency issued a final rule effective April 4, 2011 authorizing the Director of the Finance Agency to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks.  The rule provides the factors that the Director may consider in making this determination including the FHLBank's:

•	current or anticipated declines in the value of assets held by it;

•	ability to access liquidity and funding;

•	credit, market, operational and other risks;

•	current or projected declines in its capital;

•	material compliance with regulations, written orders, or agreements;

•	housing finance market conditions;

•	level of retained earnings;

•	initiatives, operations, products or practices that entail heightened risk;

•	ratio of market value of equity to the par value of capital stock; and/or

•	other conditions as notified by the Director.

The rule provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months.  If the Bank is required to increase the Bank's minimum capital level, the Bank may need to lower or suspend dividend payments to increase retained earnings to satisfy such increase.  Alternatively, the Bank could satisfy an increased capital requirement by disposing of assets to decrease the size of the Bank's balance sheet relative to total outstanding stock, which may adversely impact the Bank's results of operations and financial condition and ability to satisfy the Bank's mission.

Final Rule on FHLBank Liabilities. On April 4, 2011, the Finance Agency issued a final rule that would, among other things:

•
reorganize and re-adopt Finance Agency regulations dealing with consolidated obligations, as well as related regulations addressing other authorized FHLBank liabilities and book entry procedures for consolidated obligations;

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

This rule is not expected to have any adverse impact on the FHLBanks' joint and several liability for the principal and interest payments on consolidated obligations. This rule became effective May 4, 2011.

Regulatory Policy Guidance on Reporting of Fraudulent Financial Instruments. On January 27, 2010, the Finance Agency issued a regulation requiring the FHLBanks to report to the Finance Agency any purchase or sale of fraudulent financial instruments or loans, or financial instruments or loans an FHLBank suspects are possibly fraudulent. On March 29, 2011, the Finance Agency issued immediately effective final guidance which sets forth fraud reporting requirements for the FHLBanks under the regulation. The guidance, among other things, provides examples of fraud that should be reported to the Finance Agency and the Finance Agency's Office of Inspector General. In addition, the guidance requires FHLBanks to establish and maintain effective internal controls, policies, procedures and operational training to discover and report fraud or possible fraud. Although complying with the guidance will increase the Bank's regulatory requirements, the Bank does not expect any material incremental costs or adverse impact to the Bank's business.

Proposed Rule on Private Transfer Fee Covenants. On February 8, 2011, the Finance Agency issued a proposed rule that would restrict the Bank from acquiring, or taking security interests in, mortgage loans and securities with underlying mortgage loans encumbered by private transfer fee covenants, except for certain excepted transfer covenants. Excepted transfer fee covenants would be covenants that pay a private transfer fee to a homeowner association, condominium, cooperative or certain other tax-exempt organizations that use the private transfer fees for the direct benefit of the property. The foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The Bank would be required to comply with the regulation within 120 days of the publication of the final rule. To the extent that a final rule limits the type of collateral the Bank accepts for advances and the type of loans eligible for purchase under the MPF Xtra product, the Bank's business may be adversely impacted.

Advance Notice of Proposed Rulemaking on Use of NRSRO Credit Ratings. On January 31, 2011, the Finance Agency issued an advanced notice of proposed rule that would implement a provision in Dodd-Frank Act that requires all federal agencies to remove regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific Finance Agency regulations applicable to FHLBanks including risk-based capital requirements, prudential requirements, investments, and consolidated obligations.

See the Legislative and Regulatory Developments section in the Bank's 2010 Form 10-K for additional discussion on pending legislative and regulatory developments.

Risk Management

The Bank employs a corporate governance and internal control framework designed to support the effective management of the Bank's business activities and the related inherent risks. As part of this framework, the Bank's Board of Directors has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and re-approved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Agency regulations consistent with the Bank's risk profile. The risk profile was established by the Board of Directors, and other applicable guidelines in connection with the Bank's Capital Plan and overall risk management. For more detailed information, see the Risk Management section in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K.

Risk Governance

The Bank's lending, investment and funding activities and use of derivative hedging instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in the Bank's 2010 Form 10-K. The Bank's risks are affected by current and projected financial and residential market trends, which are discussed in the Executive Summary in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Details regarding the Bank's Risk Governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K.

Capital Adequacy Measures. Market Value of Equity to Par Value of Capital Stock (MV/CS) provides a current assessment of the liquidation value of the balance sheet and measures the Bank's current ability to honor the par put redemption feature of its capital stock. The risk metric is used to evaluate the adequacy of retained earnings and develop dividend payment and excess capital stock repurchase recommendations.

An initial floor of 85 percent was established for MV/CS. The floor represents the estimated level from which the MV/CS would recover to par, through the retention of earnings over the five-year par put redemption period of the Bank's capital stock. MV/CS will be measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts will be restricted. When MV/CS is above the established floor, additional analysis of the adequacy of retained earnings will be performed, taking into consideration the impact of excess capital stock repurchases and/or dividend payouts. In April 2011, the Board increased the 85 percent floor to 87.5 percent beginning in the second quarter 2011. See the "Capital and Retained Earnings" section in Financial Condition in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for details.

The following table presents the MV/CS calculations as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010

Market Value of Equity to Par Value of Capital Stock	97.3%	93.3%

The improvement in the MV/CS in first quarter 2011 was primarily due to the narrowing of spreads on the private label MBS portfolio as well as principal paydowns on the portfolio. Because the MV/CS ratio was above 85 percent at December 31, 2010 and March 31, 2011, the Bank performed additional analysis of capital adequacy taking into consideration the impact of excess capital stock repurchases. As a result of this analysis, the Bank executed a partial repurchase of excess capital stock on February 23, 2011 and April 29, 2011. The amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding on February 22, 2011 and April 28, 2011, respectively. The effect of the repurchases was a minor reduction in the MV/CS ratio, which was more than offset by the factors noted above that drove the overall improvement in the ratio from year-end.

On December 23, 2008, the Bank announced its voluntary decision to temporarily suspend payment of dividends until further notice. There were no dividends declared or paid in 2010 or in first quarter 2011.

Decisions regarding any future repurchase of excess capital stock or dividend payouts will be made on a quarterly basis. The Bank will continue to monitor the MV/CS ratio as well as the condition of its private label MBS portfolio, its overall financial performance and retained earnings (including its newly implemented retained earnings framework), developments in the mortgage and credit markets and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters. See the "Capital and Retained Earnings" discussion in Financial Condition in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for details regarding the Bank's revised Retained Earnings policy.

Subprime and Nontraditional Loan Exposure. In December 2010, the Board approved various policy revisions, which were effective immediately, pertaining to subprime and nontraditional loan exposure. These revisions included establishment of a Bank-wide limit on these types of exposures and affected existing policies related to collateral, MBS investments and the mortgage loan portfolio.

First, the definitions of subprime and nontraditional residential mortgage loans and MBS were updated to be consistent with Federal Financial Institutions Examination Council (FFIEC) and Finance Agency Guidance. Second, the overall risk limits were established for exposure to subprime and nontraditional mortgages. Currently, subprime exposure limits are essentially established at zero. With respect to nontraditional exposure, the Bank has established overall limits and portfolio sublimits. The overall risk limit for nontraditional exposure is 25 percent, that is, the total overall nontraditional exposure cannot exceed 25 percent of the sum of the collateral pool plus MBS investments plus MPF Program mortgage loans. The collateral sublimit has been set at 25 percent, and the MPF mortgage loan sublimit at 5 percent. The private label MBS portfolio includes some subprime and nontraditional assets; however, these legacy assets are excluded from these limits. Third, an enhanced reporting process has been established to aggregate the volume of nontraditional loans and MBS investments which includes any potential exposure. Lastly, with respect to collateral, all members are required to identify subprime and nontraditional loans and MBS and provide periodic certification that they comply with the FFIEC guidance.

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

The Bank regularly validates the models used to measure market risk. Such model validations are generally performed by third-party specialists and are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models.

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

In response to unprecedented mortgage spread levels, management developed an Alternative Risk Profile to exclude the effects of increases in certain mortgage-related asset credit spreads to better reflect the underlying interest rate risk and accommodate prudent management of the Bank's balance sheet. Approved use of the alternate calculation of duration of equity for monitoring against established limits has been extended through June 30, 2011.

The following table presents the Bank's duration of equity exposure in accordance with the actual and Alternative Risk Profile duration of equity calculation at March 31, 2011 and December 31, 2010.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternative duration of equity:
March 31, 2011	2.2	3.3	4.0
December 31, 2010	1.3	3.2	4.1

Actual duration of equity:
March 31, 2011	3.2	4.0	4.3
December 31, 2010	3.0	4.2	4.5
Note: Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

The extension in the base duration of equity from year-end was primarily due to higher longer-term interest rates and prepayment modeling changes to capture primary mortgage spread variability, which lowered the overall sensitivity of mortgage prepayments to rate changes. The effect of these changes had limited impact on duration of equity in the "Up 100" and "Up 200" basis point shock scenarios. The effects of the excess capital stock repurchase in February 2011 and debt calls since year-end 2010 were largely offset by hedging actions taken in first quarter 2011.

The Bank continues to monitor the mortgage and related fixed income markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

Earned Dividend Spread (EDS). The Bank's asset/liability management policy also measures interest rate risk based on an earned dividend spread (EDS). EDS is defined as the Bank's return on average capital stock in excess of the average return of an established benchmark market index, 3-month LIBOR in the Bank's case, for the period measured. The EDS Floor represents the minimum acceptable return under the selected interest rate scenarios, for both Year 1 and Year 2. For both Years 1 and 2, the EDS Floor is 3-month LIBOR plus 15 basis points. EDS Volatility is a measure of the variability of the Bank's EDS in response to shifts in interest rates, specifically the change in EDS for a given time period and interest rate scenario compared to the current base forecasted EDS. See the Qualitative and Quantitative Disclosures Regarding Market Risk discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K for additional details regarding EDS

The following table presents the Bank's EDS level and EDS Volatility as of March 31, 2011 and December 31, 2010. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario during the fourth quarter of 2009 with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at March 31, 2011.

	Earned Dividend Spread Yield Curve Shifts(1) (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
March 31, 2011	147	4	152	9	143	199	56	248	105
December 31, 2010	129	(20)	154	5	149	164	15	195	46

Year 2 Return Volatility
March 31, 2011	229	(32)	255	(6)	261	275	14	263	2
December 31, 2010	145	(50)	206	11	195	185	(10)	180	(15)
Notes:
(1)Based on forecasted core earnings, which exclude future potential OTTI charges which could be material, so that earnings movement related to interest rate changes can be isolated.

Year 1 EDS Base declined slightly as lower projected earnings were partially offset by the impact of actual and future projected excess capital stock repurchases and assumed completion of the REFCORP payment obligations in 2011. Some contributing factors to the lower projected earnings included the sale of one private label MBS in April 2011, which is part of the strategic Bank objective to reduce risk exposure in this asset class, as well as higher provision for credit losses on mortgage loans. Year 2 EDS increases in all scenarios were mainly driven by the impact of projected excess capital stock repurchases.

Improvement of EDS volatility was primarily a result of hedging actions to reduce exposure to rising interest rates, prepayment modeling changes to capture primary mortgage spread variability which lowered the overall sensitivity of mortgage prepayments to rate changes and the impact of assumed completion of the REFCORP payment obligations.

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

In December 2010, the Board set the daily exposure limit of EaR at $1.5 million effective January 1, 2011. The Bank's Asset/Liability Management Committee (ALCO) established an operating guideline of $1.2 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during first quarter 2011. At March 31, 2011, EaR measured $625 thousand.

Credit and Counterparty Risk - Total Credit Products and Collateral

Total Credit Products. The Bank manages the credit risk on a member's exposure on Total Credit Products (TCP), which includes advances, letters of credit, advance commitments, MPF credit enhancement obligations and other credit product exposure by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank. The Bank establishes a Maximum Borrowing Capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank's Member Products Policy. Details regarding this Policy are available in the “Advance Products” discussion in Item 1. Business in the Bank's 2010 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect its security position.

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

During the first quarter of 2011, there were 26 failures of FDIC-insured institutions nationwide. None of these failures were members of the Bank. As of May 9, 2011, the Bank had not experienced any member failures in 2011.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk related to member TCP. These credit and collateral policies balance the Bank's dual goals of meeting members' needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on member advances or letters of credit. The Bank's collateral policies and procedures are described below.

The following table presents the Bank's top ten borrowers with respect to their TCP at March 31, 2011 and the corresponding December 31, 2010 balances.

	March 31, 2011		December 31, 2010
(dollars in millions)	Total Credit Products	Percent of Total	Total Credit Products	Percent of Total
Sovereign Bank, PA	$9,851.3	30.6%	$11,101.3	27.7%
TD Bank, National Association, DE	5,124.5	15.9	8,927.3	22.3
Ally Bank, UT(1)	4,761.0	14.8	5,298.0	13.2
Susquehanna Bank, PA	1,298.7	4.0	1,208.7	3.0
Citizens Bank of Pennsylvania, PA	982.2	3.1	1,275.8	3.2
Northwest Savings Bank, PA	732.5	2.3	782.5	2.0
National Penn Bank, PA	625.4	2.0	701.2	1.8
PNC Bank, National Association, DE(2)	500.6	1.6	1500.9	3.7
Wilmington Savings Fund Society, DE	498.2	1.5	489.0	1.2
Genworth Life Insurance Company, DE	492.9	1.5	492.9	1.2
	24,867.3	77.3	31,777.6	79.3
Other borrowers	7,307.3	22.7	8,287.3	20.7
Total TCP outstanding	$32,174.6	100.0%	$40,064.9	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.

Of the top ten borrowing members in terms of TCP presented above, the total exposure of the majority of those borrowers was primarily due to outstanding advances balances at March 31, 2011, with the exception of TD Bank, whose TCP was comprised entirely of letters of credit. As noted in the table above, the TCP decreased approximately $7.9 billion from December 31, 2010 to March 31, 2011. The majority of this decline was linked to TD Bank due to the expiration of a letter of credit on March 30, 2011, as well as lower outstanding advances as described in the table below.

Member Advance Concentration Risk. The following table lists the Bank's top ten borrowers based on actual advance balances at par as of March 31, 2011, and their corresponding December 31, 2010 advance balances at par.

	March 31, 2011		December 31, 2010
(dollars in millions)	Loan Balance	Percent of total	Loan Balance	Percent of total
Sovereign Bank, PA	$9,825.0	38.5%	$9,825.0	34.6%
Ally Bank, UT(1)	4,761.0	18.7	5,298.0	18.7
Susquehanna Bank, PA	889.2	3.5	899.2	3.2
Northwest Savings Bank, PA	695.6	2.6	745.7	2.6
Citizens Bank of Pennsylvania, PA	650.0	2.5	930.0	3.3
National Penn Bank, PA	625.4	2.5	701.2	2.5
PNC Bank, National Association, DE(2)	500.2	2.0	1,500.4	5.3
Wilmington Savings Fund Society FSB, DE	498.2	2.0	489.0	1.7
Genworth Life Insurance Company, DE	492.9	1.9	492.9	1.7
Fulton Bank, PA	409.0	1.6	439.0	1.5
	19,346.5	75.8	21,320.4	75.1
Other borrowers	6,174.3	24.2	7,076.6	24.9
Total advances	$25,520.8	100.0%	$28,397.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.

Average par balances for the ten largest borrowers for the quarter ended March 31, 2011 were $19.9 billion, or 75.5 percent of total average advances outstanding. During the quarter ended March 31, the maximum outstanding balance to any one borrower was $11.7 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not presently expect to incur any losses on these advances. Because of the Bank's advance concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

Letters of Credit. The following table presents the Bank's total outstanding letters of credit as of March 31, 2011 and December 31, 2010. As noted below, the majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on these letters of credit.

(dollars in millions)	March 31, 2011	December 31, 2010
Letters of credit:
Public unit deposit	$5,828.4	$9,694.8
Tax exempt bonds	313.5	313.5
Other	106.5	105.8
Total	$6,248.4	$10,114.1

The following table presents letters of credit based on expiration terms.

(dollars in millions)	March 31, 2011	December 31, 2010
Expiration terms:
One year or less	$5,994.0	$9,805.3
After one year through five years	254.4	308.8
Total	$6,248.4	$10,114.1

At March 31, 2011 and December 31, 2010, the Bank had a concentration of letters of credit to one member totaling $5.1 billion and $8.9 billion, respectively. These balances accounted for 82.0 percent and 88.1 percent of the total outstanding balance for each reported period, respectively. The decrease from year-end was primarily due to the expiration of a letter of credit on March 30, 2011 which was not renewed.

Collateral Policies and Practices. All members are required to maintain collateral to secure their TCP. Collateral eligible to secure TCP includes: (1) one-to-four family and multifamily mortgage loans and securities representing an interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. government or any Federal agency; (3) cash or deposits held by the Bank; and (4) certain other collateral that is real estate-related, or certain small business, small farm and small agribusiness loans from members that qualify as community financial institutions (CFIs), provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it. The Bank also requires each borrower and affiliate pledgor, where applicable, to execute an agreement that establishes the Bank's security interest in all collateral pledged by the borrower or affiliate pledgor. Finally, as additional security for a member's indebtedness, the Bank has a statutory and contractual lien on the member's capital stock in the Bank.

The Bank periodically reviews the collateral pledged by members and affiliates, where applicable. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of loan collateral at any time.

As of March 31, 2011, the Bank continued to hold security interests in subprime residential mortgage loans pledged as collateral under blanket-lien agreements. In 2009, the Bank revised its collateral policies, no longer accepting subprime mortgage loans as qualifying collateral. Therefore, loans identified as subprime residential mortgage loans are no longer included in a member's MBC. The Bank will allow loans with a FICO score of 660 or below if there are other mitigating factors, including a loan-to-value (LTV) ratio of 65 percent or less plus one of the following: (1) a debt-to-income ratio of 35 percent or less or (2) a satisfactory payment history over the past 12 months (no 30-day delinquencies). For loans in which no FICO is available, a collateral weighting of 60 percent will apply. In addition, under limited circumstances, the Bank still accepts nontraditional mortgage loans that are consistent with Interagency guidance to be pledged as collateral in determining a member's MBC. At March 31, 2011, less than 13 percent of the Bank's total pledged collateral was nontraditional mortgage loans consistent with Interagency guidance and was primarily attributed to several larger borrowers.

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

Details of the Bank's current collateral policies and weightings are presented in the Advance Products - Collateral discussion in Item 1. Business in the 2010 Form 10-K.

Under implementation of the GLB Act, the Bank was allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, and small-agribusiness loans as collateral for loans from the Bank. At March 31, 2011, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $3.0 billion, or 11.8 percent of total par value of loans outstanding. Eligible expanded collateral represented 7.4 percent of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member's unencumbered eligible collateral assets and most ineligible collateral assets to secure the member's obligations with the Bank. Under a specific collateral agreement, the Bank obtains a lien against a specific set of a member's eligible collateral assets, to secure the member's obligations with the Bank. The member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral. Details regarding average lending values assigned to various types of collateral provided under both blanket lien and delivery arrangements are available in the "Credit and Counterparty Risk - Total Credit Products and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K. Actual ranges for the effective lending values may vary from quarter to quarter as a result of changes to member status, QCR deductions and other factors. However, there were no changes to the Bank's collateral policy during first quarter 2011.

The following tables summarize total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of March 31, 2011 and December 31, 2010. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All member borrowers	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$67,590.8	48.1%	$63,922.8	47.6%
High quality investment securities(1)	6,016.4	4.3	4,605.9	3.4%
Other real-estate related collateral/community financial institution eligible collateral	58,182.7	41.4	57,963.9	43.2%
Multi-family residential mortgage loans	8,769.0	6.2	7,743.6	5.8%
Total eligible collateral value	$140,558.9	100.0%	$134,236.2	100.0%
Total TCP outstanding	$32,174.6		$40,064.9
Collateralization ratio (eligible collateral value to TCP outstanding)	436.9%		335.0%

(dollars in millions) Ten largest member borrowers	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$26,456.3	37.1%	$25,304.1	37.3%
High quality investment securities(1)	2,984.6	4.2%	1,752.8	2.6%
Other real-estate related collateral	34,721.9	48.7%	34,614.1	51.0%
Multi-family residential mortgage loans	7,159.6	10.0%	6,202.7	9.1%
Total eligible collateral value	$71,322.4	100.0%	$67,873.7	100.0%
Total TCP outstanding	$24,867.3		$31,777.6
Collateralization ratio (eligible collateral value to TCP outstanding)	286.8%		213.6%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AA or higher and are required to be delivered. Upon delivery, these securities are valued daily and are subject to weekly ratings reviews.

The increase in the collateralization ratio for the ten largest member borrowers noted above was due primarily to the reduction in total TCP outstanding, including a reduction of approximately $3.8 billion in letters of credit outstanding to one large borrowing member.

The following table provides information regarding TCP extended to member and nonmember borrowers with either a blanket lien or specific collateral pledge agreement, in listing-specific or full collateral delivery status as of March 31, 2011 and December 31, 2010, along with corresponding eligible collateral values.

	March 31, 2011
(dollars in millions)	Number of Members	Number of Members with TCP Outstanding	Total TCP Outstanding	Related Collateral Value
Specific collateral pledge - eligible borrowers(1)	8	3	$544.9	$585.4
Specific collateral pledge - merged borrowers(2)	2	2	348.8	387.4
Blanket lien delivered	57	39	6,205.1	8,474.7
Blanket lien undelivered	243	163	25,075.8	95,473.7
Total	310	207	$32,174.6	$104,921.2

	December 31, 2010
(dollars in millions)	Number of Members	Number of Members with TCP Outstanding	Total TCP Outstanding	Related Collateral Value
Specific collateral pledge - eligible borrowers(1)	8	2	$518.8	$566.8
Specific collateral pledge - merged borrowers(2)	2	2	381.4	413.6
Blanket lien delivered	58	39	6,481.9	8,098.1
Blanket lien undelivered	244	171	32,682.8	111,417.1
Total	312	214	$40,064.9	$120,495.6
Notes:
(1) Includes two nonmember state housing finance agencies, one of which has TCP outstanding at March 31, 2011.
(2) Members merged out-of-district are no longer members and, therefore, are not considered eligible borrowers

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of March 31, 2011 and December 31, 2010, the Bank's credit exposure to investments issued by entities other than the U.S. Government, Federal agencies or GSEs was $9.3 billion and $8.7 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank's investment carrying values as of March 31, 2011 and December 31, 2010 based on the lowest rating from the NRSROs (Moody's, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	March 31, 2011 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/P-1	A-2/P-2	Total
Money market investments:
Federal funds sold	$—	$—	$—	$—	$—	$—	$—	$4,220.0	$200.0	$4,420.0
Investment securities:
Certificates of deposit	—	—	—	—	—	—	—	4,450.0	—	4,450.0
Treasury bills	879.9	—	—	—	—	—	—	—	—	879.9
TLGP investments	250.1	—	—	—	—	—	—	—	—	250.1
GSE securities	798.6	—	—	—	—	—	—	—	—	798.6
State and local agency obligations	4.8	290.6		72.2		—	—	—	—	367.6
Total non-MBS	1,933.4	290.6	—	72.2	—	—	—	4,450.0	—	6,746.2
MBS issued by Federal agencies	2,179.7							—	—	2,179.7
MBS issued by NCUAs	389.8									389.8
MBS issued by GSEs	2,848.0							—	—	2,848.0
Private label residential MBS	620.5	277.5	156.0	577.2	156.0	598.0	1,763.7	—	—	4,148.9
Private label HELOCs		18.3	3.5			8.7	8.0	—	—	38.5
MPF Shared Funding MBS	22.1	1.6						—	—	23.7
Total MBS	6,060.1	297.4	159.5	577.2	156.0	606.7	1,771.7	—	—	9,628.6
Total investments	$7,993.5	$588.0	$159.5	$649.4	$156.0	$606.7	$1,771.7	$8,670.0	$200.0	$20,794.8

	December 30, 2010 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/P-1	A-2/P-2	Total
Money market investments:
Federal funds sold	$—	$—	$—	$—	$—	$—	$—	$2,930.0	$400.0	$3,330.0
Investment securities:
Certificates of deposit	—	—	—	—	—	—	—	3,550.0	—	3,550.0
Treasury bills	879.9	—	—	—	—	—	—	—	—	879.9
TLGP investments	250.1	—	—	—	—	—	—	—	—	250.1
GSE securities	803.7	—	—	—	—	—	—	—	—	803.7
State and local agency obligations	4.8	292.9	—	72.0	—	—	—	—	—	369.7
Total non-MBS	1,938.5	292.9	—	72.0	—	—	—	3,550.0	—	5,853.4
MBS issued by Federal agencies	2,396.0	—	—	—	—	—	—	—	—	2,396.0
MBS issued by GSEs	2,646.5	—	—	—	—	—	—	—	—	2,646.5
Private label residential MBS	1,003.5	237.9	385.5	272.7	124.9	576.8	1,841.7	—	—	4,443.0
Private label HELOCs	—	19.5	4.0	—	—	8.3	7.1	—	—	38.9
MPF Shared Funding MBS	24.1	1.7	—	—	—	—	—	—	—	25.8
Total MBS	6,070.1	259.1	389.5	272.7	124.9	585.1	1,848.8	—	—	9,550.2
Total investments	$8,008.6	$552.0	$389.5	$344.7	$124.9	$585.1	$1,848.8	$6,480.0	$400.0	$18,733.6
Notes:
(1) Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to March 31, 2011 are described in detail below.
(2) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $6.5 million and $8.0 million at March 31, 2011 and December 31, 2010, respectively.
(3) Balances above exclude total accrued interest of $20.3 million and $19.2 million at March 31, 2011 and December 31, 2010, respectively.(4) At March 31, 2011, the “Other” balance of $1,771.7 million included securities rated CCC, CC, C and D with balances of $423.9 million, $931.5 million, $277.7 million and 138.6 million, respectively. At December 31, 2010, the “Other” balance of $1,848.8 million included securities rated CCC, CC, C and D with balances of $444.7 million, $978.5 million, $286.7 million and $138.9 million, respectively.

As of March 31, 2011, there were credit rating agency actions affecting a total of 23 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2010. These securities had a total par value of $569.4 million and $601.3 million as of March 31, 2011 and December 31, 2010, respectively, reflected in the tables above. Securities downgraded from "investment grade" to “below investment grade” represented a total par balance of $116.9 million and $119.6 million at March 31, 2011 and December 31, 2010, respectively.

The Bank also manages credit risk based on an internal credit rating system. For purposes of determining the internal credit rating, the Bank measures credit exposure through a process which includes internal credit review and various external factors, including the placement on negative watch by one or more NRSROs. In all cases, the Bank's assigned internal credit rating will never be higher than the lowest external credit rating. For internal reporting purposes, the incorporation of negative credit watch into the credit rating analysis of an investment may translate into a downgrade of one credit rating level from the external rating.

From April 1, 2011 through April 30, 2011, there were 20 subsequent credit rating agency actions taken with respect to the Bank's private label residential MBS portfolio. These actions are summarized in the following table.

Private Label Residential MBS
Downgrades from April 1, 2011 through April 30, 2011
(in millions)

(in millions)		Balances as of March 31, 2011
From	To	Carrying Value	Fair Value
AAA	AA	$29.0	$29.2
AAA	A	151.1	149.0
AAA	BBB	60.4	60.1
AA	BBB	45.7	42.8
AA	BB	28.5	28.2
A	BBB	21.9	21.4
A	BB	28.7	27.0
BBB	BB	7.3	6.6
		$372.6	$364.3

As of April 30, 2011, there were 12 securities on negative watch. The carrying and fair values of these securities as of March 31, 2011 are presented in the table below.

	Private label residential MBS		HELOCs		Non-MBS
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA	$108.2	$104.6	$—	$—	$300.0	$300.0
AA	14.7	13.6	18.3	13.6	—	—
A	16.6	14.1	—	—	—	—
B	—	—	6.7	6.7	—	—
	$139.5	$132.3	$25.0	$20.3	$300.0	$300.0

Money Market Investments, Commercial Paper and Certificates of Deposit. Under its Risk Governance Policy, the Bank can place money market investments, commercial paper and certificates of deposit on an unsecured basis with large financial institutions with long-term credit ratings no lower than A. Management actively monitors the credit quality of these counterparties. As of March 31, 2011, the Bank had exposure to 25 counterparties totaling $8.9 billion, or an average of $354.8 million per counterparty, compared to exposure to 19 counterparties totaling $6.9 billion, or an average of $362.1 million per counterparty, as of December 31, 2010. As of March 31, 2011, the Bank had no exposure to any single counterparty exceeding 10 percent of the total exposure.

Specifically, total money market investment exposure was $4.4 billion as of March 31, 2011, comprised primarily of Federal funds sold with an overnight maturity. The Bank had certificate of deposit exposure of $4.5 billion as of March 31, 2011, with exposure to U.S. branches of foreign banks comprising this entire total. The Bank limits foreign exposure to those countries rated AA or higher and had exposure to Australia, Canada, France, Germany, the Netherlands, Norway, Sweden, Switzerland and the United Kingdom as of March 31, 2011. The Bank held no commercial paper as of March 31, 2011.

Treasury Bills, TLGP Investments, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and the TLGP investments, which are part of the FDIC program guaranteeing unsecured bank debt, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.3 billion as of both March 31, 2011 and December 31, 2010.

Agency and GSE Mortgage-Backed Securities (MBS). The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank's total agency and GSE MBS portfolio increased $375.0 million from December 31, 2010 to March 31, 2011 due to purchases of agency and GSE MBS in first quarter 2011.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one of the restricted securities related to the Shared Funding Program. This security was rated AA at the time of purchase. The carrying value of the Bank's private label MBS portfolio decreased $78.4 million from December 31, 2010 to March 31, 2011. This decline was due to repayments as well as total OTTI losses (including both credit and noncredit losses).

Although the Bank discontinued the purchase of private label MBS in late 2007, approximately 44 percent of the Bank's current MBS portfolio was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

The prospectuses and offering memoranda for the private label MBS in the Bank's portfolio contain representations and warranties that the mortgage loans in the collateral pools were underwritten to certain standards. Based on the performance of the mortgages in some of the collateral pools, among other information, it appears that the failure to adhere to the stated underwriting standards was so routine that the underwriting standards were all but completely abandoned. The issuers, underwriters and rating agencies all failed to disclose that the underwriting standards that were represented in the offering documents were routinely not followed or had been abandoned altogether. This failure resulted in the Bank owning certain private label MBS on which it has recognized losses as more fully explained in the discussion on OTTI later on in this Risk Management section. The Bank has filed lawsuits against certain issuers, underwriters and rating agencies as more fully discussed in Part II, Item 1. Legal Proceedings in the quarterly report filed on this Form 10-Q.

Participants in the mortgage market often characterize single family loans based upon their overall credit quality at the time of origination, generally considering them to be Prime, Alt-A or subprime. There is no universally accepted definition of these segments or classifications. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than Prime loans. Further, many mortgage participants classify single family loans with credit characteristics that range between Prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with low or no documentation compared to a full documentation mortgage loan. Industry participants often use this classification principally to describe loans for which the underwriting process is less rigorous in order to reduce the documentation requirements of the borrower.

The following table presents the par value of the private label MBS portfolio by various categories of underlying collateral and by interest rate payment terms. Unless otherwise noted, the private label MBS exposures below, and throughout this report, reflect the most conservative classification provided by the credit rating agencies at the time of issuance.

Characteristics of Private Label MBS by Type of Collateral

	March 31, 2011			December 31, 2010
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$727.4	$2,200.5	$2,927.9	$835.3	$2,364.3	$3,199.6
Alt-A	752.5	950.3	1,702.8	792.4	992.3	1,784.7
Subprime	—	8.0	8.0	—	8.3	8.3
Total	1,479.9	3,158.8	4,638.7	1,627.7	3,364.9	4,992.6
HELOC:
Alt-A	—	49.1	49.1	—	51.8	51.8
Total	—	49.1	49.1	—	51.8	51.8
Total private label MBS	$1,479.9	$3,207.9	$4,687.8	$1,627.7	$3,416.7	$5,044.4
Note: The table presented above excludes par balances of $23.2 million and $25.2 million related to the restricted certificates pertaining to the Shared Funding Program at March 31, 2011 and December 31, 2010, respectively. These securities were fixed rate Prime private label residential MBS for both periods presented.

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

Private Label MBS Collateral Statistics. The following tables provide various detailed collateral performance and credit enhancement information for the Bank's private label MBS portfolio by collateral type as of March 31, 2011. The Bank purchased no private label MBS in 2008, 2009 or 2010.

	Private Label MBS by Vintage - Prime(1)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$23.4	$536.4	$559.8
AA	—	42.0	43.3	134.9	220.2
A	—	—	—	137.6	137.6
BBB	30.5	82.2	60.3	175.3	348.3
Below investment grade:
BB	—	—	96.6	51.6	148.2
B	50.8	182.0	165.0	25.4	423.2
CCC	97.3	—	142.7	—	240.0
CC	535.7	247.1	4.1	—	786.9
C	63.7	—	—	—	63.7
Total	$778.0	$553.3	$535.4	$1,061.2	$2,927.9
Amortized cost	$674.4	$527.1	$523.3	$1,051.8	$2,776.6
Gross unrealized losses	(21.1)	(17.1)	(23.4)	(42.1)	(103.7)
Fair value	656.9	512.2	500.4	1,016.6	2,686.1
OTTI :
Credit-related OTTI charges taken	(1.8)	(3.9)	(1.6)	—	(7.3)
Noncredit-related OTTI charges taken	1.8	2.5	0.6	(0.7)	4.2
Total YTD 2011 OTTI charges taken	—	(1.4)	(1.0)	(0.7)	(3.1)
Weighted average fair value/par	84.4%	92.6%	93.4%	95.8%	91.7%
Original weighted average credit support	6.7	7.0	4.1	4.8	5.6
Weighted-average credit support - current	5.2	6.7	5.9	9.9	7.3
Weighted average collateral delinquency(2)	15.5	11.9	10.8	7.6	11.1
Notes:
(1) The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program, including 2003 vintage par balances of $21.6 million rated AAA and $1.6 million rated AA.
(2) Delinquency information is presented at the cross-collateralization level.

	Private Label MBS by Vintage - Alt-A
(dollars in millions)	2007	2006	2005	2004 and Earlier	Total
Par by lowest external long- term rating:
AAA	$—	$20.2	$—	$47.4	$67.6
AA	—	—	—	59.0	59.0
A	—	—	19.5	—	19.5
BBB	—	—	—	231.6	231.6
Below investment grade:
BB	—	—	—	7.5	7.5
B	—	—	150.0	51.1	201.1
CCC	—	215.3	37.4	—	252.7
CC	91.0	207.8	35.9	—	334.7
C	101.3	164.4	36.4	—	302.1
D	138.5	88.5	—	—	227.0
Total	$330.8	$696.2	$279.2	$396.6	$1,702.8
Amortized cost	$254.9	$584.9	$267.8	$396.4	$1,504.0
Gross unrealized losses	(33.3)	(58.1)	(25.2)	(14.2)	(130.8)
Fair value	221.7	528.7	242.6	383.0	1,376.0
OTTI:
Credit-related OTTI charges taken	(2.7)	(8.8)	(1.2)	(0.2)	(12.9)
Noncredit-related OTTI charges taken	2.7	8.8	1.2	0.2	12.9
Total YTD 2011 OTTI charges taken	—	—	—	—	—
Weighted average fair value/par	67.0%	75.9%	86.9%	96.6%	80.8%
Original weighted average credit support	13.5	9.9	5.8	5.3	8.9
Weighted-average credit Support - current	5.2	4.7	7.9	11.5	6.9
Weighted average collateral delinquency(2)	35.7	23.8	14.0	6.5	20.5
Notes:
(2) Delinquency information is presented at the cross-collateralization level.

While the Bank does hold subprime and HELOC private label MBS, the balances are immaterial to the overall portfolio. The related collateral statistics tables for these MBS are not presented above due to the small impact relative to the overall portfolio.

Prices on private label MBS that include bankruptcy carve-out language could be affected by legislation that impacts the underlying collateral including any mortgage loan modification programs. For further information, see the discussion on Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K.

Private Label MBS Issuers and Servicers. The following tables provide further detailed information regarding the issuers and master servicers of the Bank's private label MBS portfolio that exceeded 5 percent of the total as of March 31, 2011. Management actively monitors the credit quality of the portfolio's master servicers. For further information on the Bank's MBS master servicer risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank's financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.” in the Bank's 2010 Form 10-K.

Original Issuers (in millions)	Total Carrying Value	Total Fair Value
J.P. Morgan Chase & Co.	$1,009.0	$1,000.5
Lehman Brothers Holdings Inc.(1)	870.2	853.4
Wells Fargo & Co.	523.7	513.9
Countrywide Financial Corp.(2)	447.9	442.8
Citigroup Inc.	322.9	307.8
Other	1,037.3	1,006.5
Total	$4,211.0	$4,124.9

Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$1,525.3	$1,494.0
Aurora Loan Services Inc.	870.2	853.4
Bank of America Corp	516.6	507.0
US Bank	422.8	422.8
Citimortgage Inc.	325.4	310.3
Other	550.7	537.4
Total	$4,211.0	$4,124.9
Notes:
(1)Lehman Brothers Holdings Inc. filed for bankruptcy in 2008. Aurora Loan Services Inc. is now servicing all but one of the bonds, and six different trustees have assumed responsibility for these 20 bonds. However, the Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria.
(2)Bank of America acquired Countrywide Financial Corp and Countrywide Home Loan Servicing LP following issuance of certain private label MBS. The Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria. However, Bank of America is currently servicing the private label MBS.

Private Label MBS in Unrealized Loss Positions. The following table provides select financial and other statistical information on the portion of the private label MBS portfolio in an unrealized loss position at March 31, 2011 and April 30, 2011.

Private Label MBS in Unrealized Loss Positions(1)

	March 31, 2011					April 30, 2011(2)
(dollars in millions)	Par	Amort Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate %(3)	% AAA	% AAA	% All Other Inv Grade(4)	% Total Inv Grade	% Below Inv Grade	Current % Watchlist
Residential MBS backed by:
Prime loans:
First lien	$2,028.3	$1,942.6	$(103.7)	12.8%	11.2%	5.9%	30.8%	36.7%	63.3%	4.4%
Alt-A and other:
Alt-A other	1,642.2	1,450.3	(130.8)	20.6%	2.5%	2.5%	18.9%	21.4%	78.6%	1.2%
Subprime loans:
First lien	8.0	7.3	(1.0)	32.7%	—%	—%	66.0%	66.0%	34.0%	—%
HELOC backed by:
Alt-A and other:
Alt-A other	45.2	40.8	(10.4)	7.5%	—%	—%	48.2%	48.2%	51.8%	64.9%
Notes:
(1)The table presented above excludes the impact related to the restricted certificates pertaining to the Shared Funding Program in the residential MBS Prime category, including par balance of $23.2 million, amortized cost of $23.7 million, and gross unrealized losses of $110 thousand.
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

	March 31, 2011		December 31, 2010
(in millions)	Private Label MBS	State and Local Agency Obligations	Private Label MBS	State and Local Agency Obligations
AMBAC Assurance Corporation (AMBAC)	$13.5	$—	$14.3	$—
Financial Guaranty Insurance Co. (FGIC)	2.9	—	3.1	—
Assured Guaranty Municipal Corp (AGMC)	18.3	—	19.5	—
MBIA Insurance Corporation (MBIA)	14.4	—	14.9	—
National Public Finance Guarantee Corp. (NPFG)	—	72.2	—	72.2
Total	$49.1	$72.2	$51.8	$72.2

The following table presents the credit rating of the Bank's monoline insurers as of March 31, 2011. Fitch no longer rates any of the monoline insurers noted in the table below.

	Moody's		S&P
	Ratings	Outlook	Ratings	Outlook
AMBAC (1)	Caa2	Developing	—	—
AGMC	Aa3	Negative	AA+	Stable
MBIA	B3	Negative	B	Negative
NPFG	Baa1	Developing	BBB	—
Notes:
(1) As of April 30, 2011, AMBAC was no longer rated by any NRSRO.

In addition, at March 31, 2011, the Bank had three Prime reperforming MBS, the underlying mortgage loans of which are government-guaranteed, which generally provides for the substantial repayment of principal. These three securities had a total par balance of $31.3 million and a total fair value of $26.8 million at March 31, 2011 and all three securities were rated “below investment grade” at March 31, 2011.

Other-Than-Temporary Impairment. During the three months ended March 31, 2011 and 2010, the Bank recognized $20.5 million and $27.6 million of credit-related OTTI charges in earnings (the credit loss) related to private label MBS, after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities).

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

In performing the cash flow analysis on the majority of the Bank's private label MBS, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the majority of the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of ten thousand or more people. The OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 10 percent over the 9-month period beginning January 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described above.

A table of the significant assumptions (including default rates, prepayment rates and loss severities) used on those securities that incurred a credit loss during the three months ended March 31, 2011 is included in Note 5 to the unaudited financial statements included in this quarterly report filed on Form 10-Q. The classification is initially determined by the original classification of the bond. However, the cash flow model will override (i.e., lower) this classification if certain criteria are met, which will result in higher losses recorded. In addition, following is a table of significant assumptions used on all of the Bank's securities, whether an OTTI was recorded or not.

	Significant Inputs for Residential MBS
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
Prime:
2007	8.1	5.2-9.8	37.4	9.9-57.3	42.4	37.2-47.4	5.2	3.4-7.1
2006	7.7	5.4-10.6	20.0	3.1-38.2	38.4	28.0-45.4	7.1	3.0-12.4
2005	7.5	4.7-13.5	13.1	0.9-47.0	30.9	19.9-42.9	6.8	1.2-11.9
2004 and prior	13.7	7.5-46.3	6.2	0.0-37.8	25.6	0.0-49.0	8.2	3.7-26.2
Total Prime	9.5	4.7-46.3	19.2	0.0-57.3	34.1	0.0-49.0	6.8	1.2-26.2
Alt-A:
2007	9.5	8.3-10.5	54.9	37.4-61.4	49.4	48.2-50.3	5.2	0.0-10.6
2006	11.3	7.7-12.9	41.7	17.9-72.0	48.2	36.7-57.6	4.2	0.0-8.9
2005	10.7	8.7-18.1	22.8	12.5-41.3	39.0	24.4-46.6	5.9	3.6-15.7
2004 and prior	11.6	7.9-16.1	10.2	0.9-64.5	27.4	18.9-57.0	13.2	5.8-27.5
Total Alt-A	11.0	7.7-18.1	31.5	0.9-72.0	40.2	18.9-57.6	7.8	0.0-27.5
Subprime:
2004 and prior	11.6	10.1-12.4	44.7	42.6-45.8	89.0	87.2-90.0	41.7	15.0-55.5
Total Subprime	11.6	10.1-12.4	44.7	42.6-45.8	89.0	87.2-90.0	41.7	15.0-55.5
Total residential MBS	10.1	4.7-46.3	23.9	0.0-72.0	36.5	0.0-90.0	7.3	0.0-55.5

	Significant Inputs for HELOCs
	Prepayment Rates		Default Rates		Loss Severities
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2006	16.4	16.4	7.7	7.7	100.0	100.0
2005	8.3	8.3	0.4	0.4	100.0	100.0
2004 and prior	11.8	5.7-15.7	3.9	0.8-5.8	100.0	100.0
Total HELOCs (Alt-A)	13.2	5.7-16.4	5.1	0.4-7.7	100.0	100.0

The Bank recognized a credit loss of $20.5 million during the first three months of 2011 as the result of the Bank's quarterly OTTI analysis. The OTTI analysis is based on the Bank's assumptions of the then-current and forecasted economic trends. The first quarter OTTI analysis resulted in more pessimistic assumptions due to the trends affecting underlying loans. The trends reflected ongoing pressure on housing prices from persistently high inventories of unsold properties, the impacts on anticipated borrower behavior of continued high unemployment, increased incentives to default by borrowers whose houses are now worth less than the balance of their mortgages, and problems relating to loan servicer foreclosure procedures which are increasing foreclosure time-lines. The most significant input assumption changes for the first quarter were increases to loss severities on both Prime and Alt-A collateral and increases to projected delinquency and default rates on Prime collateral.

The $20.5 million credit loss incurred by the Bank was concentrated in its 2006 and 2007 vintage bonds (Prime and Alt-A). These vintage bonds represent 84 percent of the credit loss, of which 28 percent related to Prime and 56 percent to Alt-A. These bonds were impacted by the changes to input assumptions referred to above and certain bonds experienced performance deterioration in the form of higher delinquencies and/or a reduction in the level of CE available to the securities.

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

The following table presents the burnout period by monoline insurer used by the Bank.

Monoline Insurer	Burnout Period	UPB (in millions)
AGMC	No expiration	$18.3
AMBAC	n/a	13.5
MBIA	June 30, 2011	14.4
FGIC	n/a	2.9
n/a - The Bank assumes it will receive no payments from these monoline insurers.

Based on the Bank's OTTI evaluation, the Bank has determined that 52 of its private label MBS were OTTI at March 31, 2011 (i.e., they are projected to incur a credit loss during their life), including four new private label MBS deemed to be OTTI during 2011. The Bank has recognized $336.3 million of credit losses on the 52 securities life-to-date. The life-to-date credit losses exclude actual principal writedowns realized of $6.8 million and credit losses of $74.3 million on OTTI securities, which are reflected as a reduction of par and credit loss. During the first three months of 2011, the Bank realized $1.8 million of actual principal writedowns on two private label MBS. By comparison, at March 31, 2010, the Bank had determined that 45 of its private label MBS were OTTI. The Bank recognized $266.1 million of credit losses on these securities life-to-date. These 2010 results included the three private label MBS that were subsequently sold and had incurred life-to-date credit losses of $47.2 million as of March 31, 2010. The Bank had no realized actual principal writedowns on private label MBS during the first three months of 2010.

In addition, subsequent to the end of the first quarter 2011, the Bank elected to sell one private label MBS classified as AFS with a par balance of $163.4 million at March 31, 2011, and the Bank had incurred life-to-date credit losses of $31.7 million. The sale will result in a gain that will be recorded in the second quarter of 2011.

The following tables present the amount of credit-related and noncredit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities, for the three months ended March 31, 2011 and 2010.

	March 31, 2011			March 31, 2010
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$(0.4)	$(2.7)	$(3.1)	$—	$(2.2)	$(2.2)
Securities previously impaired prior to current period	$(20.1)	$20.1	$—	$(27.6)	$27.6	$—
Total	$(20.5)	$17.4	$(3.1)	$(27.6)	$25.4	$(2.2)

Each quarter the Bank updates its estimated cash flow projections, the Bank determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank's investment and is recognized over the life of the investment. The Bank recognized an increase in yield on certain private label MBS which resulted in $2.9 million and $0.5 million of interest income for the three months ended March 31, 2011 and 2010, respectively.

Beginning in 2009, the Bank transferred private label MBS from HTM to AFS when an OTTI credit loss had been recorded on the security. Transferring securities at the time of an OTTI credit loss event is considered a deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than temporarily impaired securities when market conditions improve. During the first three months of 2011 and 2010, the Bank transferred private label MBS with a fair value of $90.9 million and $21.1 million as of the date of the transfer.

In its ongoing review, management will continue to evaluate all impaired securities, including those on which charges for OTTI have been recorded. Material credit losses have occurred during 2011 and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral as well as the Bank's future modeling assumptions. Many factors could influence the future modeling assumptions including economic, financial market and housing conditions. If performance of the underlying loan collateral deteriorates and/or the Bank's modeling assumptions become more pessimistic, the Bank could experience further losses on the portfolio. At the present time, the Bank cannot estimate the future amount of any additional credit losses.

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

As shown in the table below, based on the estimated cash flows of the Bank's private label MBS under the adverse case scenario, the Bank's first quarter 2011 credit losses would have increased $51.5 million. The increase in the credit loss under the adverse case scenario is the result of the credit loss increasing on securities currently identified as OTTI at March 31, 2011. The impact of additional securities not currently identified as OTTI was not significant. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The adverse case housing price forecast is not management's best estimate forecast and should not be used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

Housing Price Scenarios
OTTI Credit Losses - Base vs. Stress Scenario
For the Three Months Ended March 31, 2011

	Base Case			Adverse Case
($ in millions)	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Prime	12	$543.7	$(7.3)	24	$1,162.9	$(23.8)
Alt-A	15	834.3	(12.9)	18	1,106.0	(45.7)
Subprime	1	2.7	—	1	2.7	(0.2)
HELOCs	2	10.0	(0.3)	5	27.4	(2.3)
Total	30	$1,390.7	$(20.5)	48	$2,299.0	$(72.0)

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry credit enhancements (CEs), which give them the approximate equivalent of a AA credit rating, although the CE is not actually rated. The Bank had net mortgage loan balances of $4.3 billion and $4.5 billion at March 31, 2011 and December 31, 2010, respectively, after allowance for credit losses of $8.3 million and $3.2 million, respectively. The increase in the allowance for credit losses related to the mortgage loan portfolio was driven by several factors, including updated default and loss assumptions, a more detailed analysis at the Master Commitment level and higher delinquencies.

Mortgage Insurers. The Bank's MPF Program currently has credit exposure to nine mortgage insurance companies to provide both primary mortgage insurance and supplemental mortgage insurance under the Bank's various products. The Bank closely monitors the financial condition of these mortgage insurers.

None of the Bank's mortgage insurers currently maintain a rating of A+ or better by at least one NRSRO. As required by the MPF Program, for ongoing primary mortgage insurance, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement. The MPF Plus product requires supplemental mortgage insurance under the MPF Program but the Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the supplemental mortgage insurance company is rated below AA-. As of March 31, 2011, $78.4 million of supplemental mortgage insurance exposure had been secured by two PFIs.

The following tables present unpaid principal balance and maximum insurance coverage outstanding for seriously delinquent loans with greater than 10 percent of primary mortgage insurance as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Rating	Outlook
(in millions)	S&P/Fitch/Moody's	S&P/Fitch/Moody's	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Company (RMIC) (3)	BBB-/BBB-/Ba1	Neg/-/Neg	$6.2	$2.4
PMI Mortgage Insurance Co	B+/-/B2	Neg/-/Pos	5.8	2.1
Mortgage Guaranty Insurance Corp. (MGIC)	B+/-/Ba3	Neg/-/Pos	4.7	1.8
United Guaranty Residential Insurance Co. (UGRIC)	BBB/-/Baa1	Stable/-/Stable	2.5	1.0
Other insurance providers			4.0	1.5
Total			$23.2	$8.8

	December 31, 2010
	Rating	Outlook
(in millions)	S&P/Fitch/Moody's	S&P/Fitch/Moody's	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Company (RMIC)	BBB-/BBB-/Ba1	Neg/Neg/Neg	$5.4	$2.0
PMI Mortgage Insurance Co	B+/-/B2	-/-/-	5.4	1.9
Mortgage Guaranty Insurance Corp. (MGIC)	B+/-/Ba3	Neg/-/Pos	4.7	1.8
United Guaranty Residential Insurance Co. (UGRIC)	BBB/-/A3	Stable/-/Neg	2.5	1.0
Other insurance providers			3.6	1.4
Total			$21.6	$8.1
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
(3) As of April 30, 2011, Fitch had downgraded RMIC to a BB rating with a negative outlook.

In addition to the coverage noted above, the Bank's mortgage loan portfolio is also protected against credit losses through credit enhancements on these mortgages. Further details regarding credit enhancements are available in the Risk Management discussion in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K.

Banking On Business (BOB) Loans. The Bank offers the BOB loan program, which is targeted to small businesses in the Bank's district. The program's objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development. However, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans. If the business is unable to repay the loan, it may be forgiven at the member's request, subject to the Bank's approval. Prior to January 1, 2011, the entire BOB program was classified as a nonaccrual loan portfolio due to the fact that the Bank had doubt about the ultimate collection of the contractual principal and interest of the loans. Therefore, in prior years, interest income was not accrued on these loans; income was recognized on a cash basis after the completion of repayment of the principal balance of the loan. Beginning January 1, 2011, based on the BOB loan program now having some level of payment history, the Bank's analysis indicates that accrual status for performing BOB loans is now appropriate.

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

In the table below, the Total Notional reflects outstanding positions with all counterparties while the credit exposure reflects only those counterparties to which the Bank has net credit exposure at March 31, 2011 and December 31, 2010. In addition, the Credit Exposure Net of Cash Collateral represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank after adjusting for all cash collateral, and the Net Credit Exposure represents maximum credit exposure less the protection afforded by any other contractually required collateral held by the Bank.

	March 31, 2011
(dollars in millions) Credit Rating(1)	Total Notional	Credit Exposure Net of Cash Collateral	Net Credit Exposure
AA	$8,854.1	$13.0	$13.0
A	16,815.1	—	—
Subtotal	25,669.2	13.0	13.0
Member institutions (2)	13.6	0.1	0.1
Total	$25,682.8	$13.1	$13.1

	December 31, 2010
(dollars in millions) Credit Rating(1)	Total Notional	Credit Exposure Net of Cash Collateral	Net Credit Exposure
AA	$9,046.4	$20.4	$20.4
A	18,358.5	2.3	2.3
Subtotal	27,404.9	22.7	22.7
Member institutions (2)	21.8	0.1	0.1
Total	$27,426.7	$22.8	$22.8
Note:
(1) Credit ratings reflect the lowest rating from the credit rating agencies. These tables do not reflect changes in any rating, outlook or watch status after March 31, 2011 and December 31, 2010. The Bank measures credit exposure through a process which includes internal credit review and various external factors.
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

At March 31, 2011, three AA rated counterparties collectively represented 100 percent of the Bank's total net credit exposure. At December 31, 2010, five counterparties collectively represented 100 percent of the Bank's total net credit exposure, with three rated AA and two rated A. The Bank's total net credit exposure to derivative counterparties, which reflects derivative assets net of cash collateral, was $13.1 million and $22.8 million at March 31, 2011 and December 31, 2010, respectively.

Liquidity and Funding Risk

As a wholesale institution, the Bank employs financial strategies that are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank's liquidity resources are designed to support these financial strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank's assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members.

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on its ability to issue large amounts of various debt structures, referred to as consolidated obligations, at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. At March 31, 2011, consolidated obligation bonds and discount notes were rated Aaa/P-1 by Moody's Investor Service, Inc. and AAA/A-1+ by Standard & Poor's. These ratings measure the likelihood of timely payment of principal and interest. At March 31, 2011, the Bank's consolidated obligation bonds outstanding decreased to $33.0 billion compared to $34.1 billion as of December 31, 2010 primarily due to a decline in advance demand. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at March 31, 2011 increased slightly to $13.2 billion compared to $13.1 billion at December 31, 2010, in part to fund the Bank's investment opportunities. In April 2011, S&P revised the outlook on U.S. debt as well as FHLBank System debt and individual FHLBanks. See the Executive Summary discussion in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for details regarding these actions.

The Bank's investments also represent a key source of liquidity. Total investments available for liquidation may include trading securities, AFS securities, Federal funds sold and certificates of deposit. Trading securities and AFS securities are reported at fair value. These amounts were $12.3 billion at March 31, 2011, compared to $10.2 billion at December 31, 2010. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasuries, TLGP investments, U.S. agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. The Bank utilizes repurchase transactions as a contingent source of liquidity. The Bank does not actively engage in repurchase transactions, nor does it utilize them as a method to improve the appearance of its financial results. In addition, U.S. Treasuries may be used as collateral for derivative counterparty obligations in lieu of cash.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Effective March 6, 2009, the Finance Agency provided final guidance requiring the Bank to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the five business day contingency liquidity requirement discussed below. The requirements are designed to enhance the Bank's protection against temporary disruptions in access to the debt markets. Longer term contingency liquidity is discussed in the contingency liquidity section below.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers' credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank's primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and investments in Federal funds sold.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions, operational disruptions at other FHLBanks or the OF, or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a Liquidity & Funds Management Policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; (4) ceasing to purchase mortgage loans; and (5) if necessary, allowing advances to mature without renewal. The Bank's GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically afforded the Bank excellent capital market access. The Bank was in compliance with this requirement at March 31, 2011.

Additionally, consistent with regulatory requirements, the Bank's Liquidity & Funds Management Policy has historically required the Bank to hold contingency liquidity sufficient to meet the Bank's estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank's liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank's ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank's access to the capital markets has never been interrupted to the extent the Bank's ability to meet its obligations was compromised, including in the period in 2008 following the Lehman bankruptcy. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At March 31, 2011 and December 31, 2010, excess contingency liquidity was approximately $15.0 billion and $13.1 billion, respectively.

For further information on the Bank's liquidity risks, see additional discussion in Item 1A. Risk Factors entitled “The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank's liquidity. In addition, if the Bank's ability to access the long-term debt markets would be limited, this may have a material adverse effect on its liquidity, results of operations and financial condition, as well as its ability to fund operations, including advances.” in the Bank's 2010 Form 10-K.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, i.e., those issued on its behalf, the Bank is also jointly and severally liable with the other eleven FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation within the FHLBank System, even in the absence of default by the primary obligor. To the extent that a FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 14 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Form 10-K for additional information.

On October 25, 2010, the FHLBank of Seattle and the Finance Agency entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order). Among other things, the Consent Order includes certain prohibitions on dividends and requires the FHLBank Seattle to undertake an asset improvement program and submit a capital repurchase plan to the Finance Agency. The Consent Order also establishes a stabilization period that ends with the filing of the FHLBank of Seattle’s June 30, 2011 financial statements with the SEC. During this period, the FHLBank of Seattle’s classification as "undercapitalized" will remain in place with the FHLBank of Seattle subject to the continuing prohibitions on stock redemptions and repurchases. Subsequently, the FHLBank of Seattle may begin repurchasing member stock at par upon achieving and maintaining financial thresholds established by the Finance Agency as part of its supervisory process. Any stock repurchases and redemptions and dividend payments will be subject to Finance Agency approval.

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

Operating and Business Risks

The Bank is exposed to various operating and business risks. Operating risk is the risk of unexpected loss resulting from human error, systems malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls, categorized as compliance, fraud, legal, information and personnel risk. Business risk is the risk of an adverse impact on the Bank's profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. The Bank has established operating policies and procedures to manage each of the specific operating and business risks. For additional information on operating and business risks, see the “Operating and Business Risks” discussion in the Risk Management section of Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K.

Item 1:  Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2011	2010
Interest income:
Advances	$63,648	$73,550
Prepayment fees on advances, net	511	721
Interest-bearing deposits	128	170
Federal funds sold	1,712	1,275
Trading securities (Note 2)	504	993
Available-for-sale securities	35,501	42,702
Held-to-maturity securities	51,885	62,838
Mortgage loans held for portfolio	52,613	63,722
Total interest income	206,502	245,971
Interest expense:
Consolidated obligations - discount notes	5,182	2,612
Consolidated obligations - bonds	161,875	184,174
Deposits	163	200
Other borrowings	12	15
Total interest expense	167,232	187,001
Net interest income before provision (benefit) for credit losses	39,270	58,970
Provision (benefit) for credit losses	2,847	(168)
Net interest income after provision (benefit) for credit losses	36,423	59,138
Other income (losses):
Total OTTI losses (Note 5)	(3,119)	(2,154)
Net amount of impairment losses reclassified to/(from) AOCI (Note 5)	(17,393)	(25,415)
Net OTTI losses (Note 5)	(20,512)	(27,569)
Net gains (losses) on trading securities (Note 2)	167	(326)
Net gains (losses) on derivatives and hedging activities (Note 9)	844	(4,565)
Service fees	575	625
Other, net	2,393	2,331
Total other loss	(16,533)	(29,504)
Other expense:
Compensation and benefits expense	8,931	8,928
Other operating expense	5,230	5,548
Finance Agency expense	1,385	979
Office of Finance expense	884	702
Total other expense	16,430	16,157
Income before assessments	3,460	13,477
Affordable Housing Program	282	1,100
REFCORP	636	2,476
Total assessments	918	3,576
Net income	$2,542	$9,901
Earnings per share:
Wtd avg shares outstanding (excludes mandatorily redeemable capital stock)	39,115	40,239
Basic and diluted earnings per share	$0.06	$0.25
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	March 31, 2011	December 31, 2010
(in thousands, except par value)
ASSETS
Cash and due from banks	$190,213	$143,393
Interest-bearing deposits	11,561	10,094
Federal funds sold	4,420,000	3,330,000
Investment securities:
Trading securities (Note 2)	1,134,511	1,135,981
Available-for-sale securities, at fair value (Note 3)	2,343,985	2,217,793
Held-to-maturity securities; fair value of $12,796,147 and $11,935,749, respectively (Note 4)	12,902,808	12,057,761
Total investment securities	16,381,304	15,411,535
Advances (Note 6)	26,658,706	29,708,439
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $8,276 (Note 8) and $3,150, respectively	4,254,278	4,483,059
Banking on Business loans, net of allowance for credit losses of $3,466 (Note 8) and $5,753, respectively	16,045	14,154
Accrued interest receivable	146,577	153,458
Prepaid REFCORP assessment	36,929	37,565
Premises, software and equipment, net	18,680	19,300
Derivative assets (Note 9)	13,085	22,799
Other assets	51,973	52,931
Total assets	$52,199,351	$53,386,727

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited) (continued)

	March 31,	December 31,
(in thousands, except par value)	2011	2010
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$1,076,609	$1,128,264
Noninterest-bearing	32,046	38,736
Total deposits	1,108,655	1,167,000
Consolidated obligations, net: (Note 10)
Discount notes	13,157,646	13,082,116
Bonds	33,017,766	34,129,294
Total consolidated obligations, net	46,175,412	47,211,410
Mandatorily redeemable capital stock (Note 11)	33,137	34,215
Accrued interest payable	188,802	167,962
Affordable Housing Program	12,361	13,602
Derivative liabilities (Note 9)	561,556	607,911
Other liabilities	58,537	23,745
Total liabilities	48,138,460	49,225,845
Commitments and contingencies (Note 14)	—	—
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding shares:
38,046 and 39,869 shares in 2011 and 2010, respectively	3,804,629	3,986,932
Retained earnings	399,833	397,291
Accumulated other comprehensive income (loss) (AOCI):
Net unrealized loss on AFS securities	(634)	(962)
Net noncredit portion of OTTI losses on AFS securities	(143,096)	(222,533)
Net unrealized gain relating to hedging activities	279	270
Pension and post-retirement benefits	(120)	(116)
Total AOCI	(143,571)	(223,341)
Total capital	4,060,891	4,160,882
Total liabilities and capital	$52,199,351	$53,386,727
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2011	2010
OPERATING ACTIVITIES
Net income	$2,542	$9,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,483	5,819
Change in net fair value adjustment on derivative and hedging activities	31,032	54,606
OTTI credit losses	20,512	27,569
Other adjustments	2,847	(168)
Net change in:
Trading securities	1,470	(69)
Accrued interest receivable	6,905	23,143
Other assets	(1,198)	869
Accrued interest payable	20,838	(70,573)
Other liabilities(1)	(4,288)	(1,605)
Total adjustments	79,601	39,591
Net cash provided by operating activities	$82,143	$49,492
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including ($1,467) and $1,373 from other FHLBanks for mortgage loan program)	$44,591	$20,721
Federal funds sold	(1,090,000)	(1,100,000)
Premises, software and equipment	(828)	(767)
AFS securities:
Proceeds from long-term	168,200	121,600
Purchases of long-term	(102,987)	—
HTM securities:
Net change in short-term	(900,000)	1,450,000
Proceeds from long-term	485,849	520,594
Purchases of long-term	(517,819)	—
Advances:
Proceeds	26,340,072	24,379,186
Made	(23,463,598)	(20,045,570)
Mortgage loans held for portfolio:
Proceeds	278,671	212,754
Purchases	(60,244)	(44,226)
Net cash provided by investing activities	$1,181,907	$5,514,292

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited) (continued)

	Three Months Ended March 31,
(in thousands)	2011	2010
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(65,801)	$134,679
Net payments for derivative contracts with financing elements	(20,268)	(31,814)
Net proceeds from issuance of consolidated obligations:
Discount notes	38,410,349	14,648,905
Bonds (none from other FHLBanks)	2,308,416	6,147,075
Payments for maturing and retiring consolidated obligations:
Discount notes	(38,334,098)	(14,867,674)
Bonds (none transferred to other FHLBanks)	(3,332,447)	(12,779,197)
Proceeds from issuance of capital stock	2,012	17,065
Payments for repurchase/redemption of mandatorily redeemable capital stock	(1,743)	—
Payments for redemption/repurchase of capital stock	(183,650)	—
Net cash (used in) financing activities	$(1,217,230)	$(6,730,961)
Net increase (decrease) in cash and cash equivalents	$46,820	$(1,167,177)
Cash and due from banks at beginning of the period	143,393	1,418,743
Cash and due from banks at end of the period	$190,213	$251,566
Supplemental disclosures:
Interest paid during the period	$154,962	$254,710
AHP payments, net	1,523	3,502
Transfers of mortgage loans to real estate owned	4,020	5,253
Non-cash transfer of OTTI HTM securities to AFS	90,925	21,124
Note:
(1)Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable
(in thousands)	Shares	Par Value	Retained Earnings	AOCI		Total Capital
Balance December 31, 2009	40,181	$4,018,065	$388,988	$(693,940)		$3,713,113
Proceeds from sale of capital stock	170	17,065	—	—		17,065
Net shares reclassified to mandatorily redeemable capital stock	—	—	—	—		—
Comprehensive income:
Net income	—	—	9,901	—		9,901
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains	—	—	—	149		149
Net noncredit portion of OTTI losses on AFS securities:
Noncredit portion of OTTI losses including losses transferred from HTM securities and subsequent fair value adjustments	—	—	—	(2,144)		(2,144)
Reclassification of noncredit portion included in net income	—	—	—	27,559		27,559
Unrealized gains				72,310		72,310
Net noncredit portion of OTTI losses on HTM securities:
Net noncredit portion	—	—	—	(2,144)		(2,144)
Reclassification of noncredit portion of OTTI losses to AFS securities	—	—	—	2,144		2,144
Reclassification adjustment for losses (gains) included in net income relating to hedging activities	—	—	—	(1)		(1)
Pension and postretirement benefits	—	—	—	14		14
Total comprehensive income	—	—	9,901	97,887		107,788
Balance March 31, 2010	40,351	$4,035,130	$398,889	$(596,053)		$3,837,966

Balance at December 31, 2010	39,869	$3,986,932	$397,291	$(223,341)	—	$4,160,882
Proceeds from sale of capital stock	20	2,012	—	—		2,012
Repurchase/redemption of capital stock	(1,836)	(183,650)	—	—		(183,650)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(665)	—	—		(665)
Comprehensive income :
Net income	—	—	2,542	—		2,542
Other comprehensive income (loss):
Net unrealized gains (losses) on AFS securities:
Unrealized gains	—	—	—	328		328
Net noncredit portion of OTTI losses on AFS securities:
Noncredit portion of OTTI losses including losses transferred from HTM securities and subsequent fair value adjustments	—	—	—	(2,697)		(2,697)
Reclassification of noncredit portion included in net income	—	—	—	20,090		20,090
Unrealized gains	—	—	—	62,044		62,044
Net noncredit portion of OTTI losses on HTM securities:
Net noncredit portion	—	—	—	(2,697)		(2,697)
Reclassification of noncredit portion of OTTI losses to AFS securities	—	—	—	2,697		2,697
Reclassification adjustment for losses (gains) included in net income relating to hedging activities	—	—	—	9		9
Pension and postretirement benefits	—	—	—	(4)		(4)
Total comprehensive income	—	—	2,542	79,770		82,312
Balance March 31, 2011	38,046	$3,804,629	$399,833	$(143,571)		$4,060,891

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

All members must purchase stock in the Bank. The amount of capital stock members own was previously based on outstanding loans, unused borrowing capacity and principal balance of residential mortgage loans previously sold to the Bank. The Bank’s Capital Plan was amended effective July 1, 2010. All members fully transitioned to the amended Capital Plan as of April 8, 2011. See discussion regarding details of the Amended Capital Plan in the Capital Resources discussion in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K. In addition, the Amended Capital Plan was filed as Exhibit 4.1.1 to the Second Quarter 2010 quarterly report filed on Form 10-Q on August 9, 2010. The Bank considers those members with capital stock outstanding in excess of 10 percent of total capital stock outstanding to be related parties. See Note 11 for additional information.

The mission of the Finance Agency is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. Each FHLBank operates as a separate entity with its own management, employees and board of directors. The Bank does not consolidate any off-balance sheet special-purpose entities (SPEs) or other conduits.

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

The accounting and financial reporting policies of the Bank conform to Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Bank's 2010 Form 10-K.

Notes to Financial Statements (unaudited) (continued)

Note 1 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Reconsideration of Effective Control for Repurchase Agreements. During April 2011, the FASB issued guidance to improve the identification of repurchase transactions as sales or secured borrowings by modifying the requirements to assess effective control. The FASB removed the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms and removed the requirement of the transferor to possess adequate collateral to fund the cost of purchasing replacement financial assets. The guidance will be effective for the Bank beginning January, 1, 2012 and will be applied prospectively. The Bank is currently evaluating the effect of adopting this guidance on its Statements of Operations and Condition, but does not expect it will have a material impact.

Improving Disclosures about Fair Value Measurements. During January 2010, the FASB issued amended guidance specific to fair value disclosures. The amended guidance included additional disclosure requirements with certain requirements having an implementation date in the first quarter of 2011. The additional fair value disclosures in the first quarter of 2011 require the Bank to separately report purchases, sales, issuance and settlement activity in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). These additional disclosures are reflected in Note 13 to these unaudited financial statements, but had no impact on the Bank's Statement of Operations and Statement of Condition.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. During July 2010, the FASB issued new disclosure requirements to provide greater transparency about the allowance for credit losses and credit quality of financing receivables in response to the credit crisis. The amended guidance included additional disclosure requirements with implementation dates for certain disclosures becoming effective in the first quarter of 2011. The first quarter 2011 disclosures require the Bank to report significant activity about financing receivables (purchases, sales, or reclassifications from held-for-sale), if any. Currently, due to the absence of any significant activity, the adoption of the activity disclosures had no impact on the Bank's financial statements. In addition, the amended guidance requires the Bank to disclose additional information to better understand the nature and extent of troubled-debt restructurings. However, the delayed troubled-debt restructuring disclosures will not be effective for the Bank until July 1, 2011. The Bank's adoption of the troubled-debt restructuring disclosures may result in increased financial statement disclosures, but will not affect the Bank's Statement of Operations and Statement of Condition.

A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. During April 2011, the FASB issued guidance requiring the evaluation of modifications and restructurings as troubled-debt restructurings based on a more principles-based approach. In addition, the new literature provides additional guidance to identify concessions, debtors experiencing financial difficulty, and insignificant delays in cash flows. The guidance also eliminates the evaluation of effective rates to identify troubled-debt restructurings. The guidance does not impact the accounting for troubled-debt restructurings. The guidance will be effective for the Bank beginning July 1, 2011 and will require the Bank to evaluate all modifications and restructurings entered into since January 1, 2011. The Bank is currently evaluating the effect of adopting this guidance on its Statement of Operations and Statement of Condition.

Allowance for Credit Losses. In first quarter 2011, the Bank revised the estimates used to determine the allowance for credit losses on both BOB loans and mortgage loans purchased by the Bank. See Note 8 for details regarding these new estimates.

Note 2 – Trading Securities

The following table presents trading securities as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
(in thousands)
TLGP investments	$250,088	$250,094
U.S. Treasury bills	879,900	879,861
Mutual funds offsetting deferred compensation	4,523	6,026
Total	$1,134,511	$1,135,981

The mutual funds are held in a Rabbi trust to generate returns that seek to generally offset changes in liabilities related to the market risk of certain deferred compensation agreements. These deferred compensation liabilities were $4.6 million and $6.1 million at March 31, 2011 and December 31, 2010, respectively.

Notes to Financial Statements (unaudited) (continued)

Interest income on trading securities was $504 thousand and $993 thousand for the three months ended March 31, 2011 and 2010, respectively.

	Net Gains (Losses) on Trading Securities
	Three Months Ended March 31,
(in thousands)	2011	2010
Net unrealized gains on trading securities held at period end	$127	$443
Net realized gains (losses) on securities sold/matured during the period	40	(769)
Net gains (losses) on trading securities	$167	$(326)

Note 3 – Available-for-Sale (AFS) Securities

The following table presents AFS securities as of March 31, 2011 and December 31, 2010 .

	March 31, 2011
(in thousands)	Amortized Cost(1)	OTTI Recognized in OCI(2)	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
MBS:
GSE MBS	140,771	—	88	(60)	140,799
Private label MBS:
Private label residential MBS	2,323,522	(787,467)	649,203	(667)	2,184,591
HELOCs	21,429	(12,972)	8,140	—	16,597
Total private label MBS	2,344,951	(800,439)	657,343	(667)	2,201,188
Total MBS	$2,485,722	$(800,439)	$657,431	$(727)	$2,341,987
Total AFS securities	$2,487,715	$(800,439)	$657,436	$(727)	$2,343,985

	December 31, 2010
(in thousands)	Amortized Cost(1)	OTTI Recognized in OCI(2)	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
Private label MBS:
Private label residential MBS	2,416,874	(804,666)	589,197	(967)	2,200,438
HELOCs	22,421	(13,166)	6,102	—	15,357
Total private label MBS	2,439,295	(817,832)	595,299	(967)	2,215,795
Total AFS securities	$2,441,288	$(817,832)	$595,304	$(967)	$2,217,793
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection  of cash, and/or previous OTTI recognized in earnings.
(2)Represents the noncredit portion of an OTTI recognized during the life of the security.
(3)Unrecognized holding gains/(losses) represent the difference between estimated fair value and amortized cost less OTTI recognized in AOCI.

The mutual funds are held in a Rabbi trust to secure a portion of the Bank’s supplemental retirement obligation. This obligation was $3.0 million at both March 31, 2011 and December 31, 2010.

Notes to Financial Statements (unaudited) (continued)

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net noncredit portion of OTTI losses on AFS securities in AOCI as of March 31, 2011 and December 31, 2010.

(in thousands)	March 31, 2011	December 31, 2010
Total OTTI loss recognized in OCI	$(800,439)	$(817,832)
Subsequent unrecognized changes in fair value	657,343	595,299
Net noncredit portion of OTTI losses on AFS securities in AOCI	$(143,096)	$(222,533)

The following tables summarize the AFS securities with unrealized losses as of March 31, 2011 and December 31, 2010. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
MBS:
GSE MBS	$34,993	$(60)	$—	$—	$34,993	$(60)
Private label:
Private label residential MBS	23,357	(681)	1,735,795	(144,579)	1,759,152	(145,260)
HELOCs	—	—	14,164	(4,832)	14,164	(4,832)
Total private label MBS	23,357	(681)	1,749,959	(149,411)	1,773,316	(150,092)
Total MBS	58,350	(741)	1,749,959	(149,411)	1,808,309	(150,152)
Total AFS securities	$58,350	$(741)	$1,749,959	$(149,411)	$1,808,309	$(150,152)

	December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Private label:
Private label residential MBS	$—	$—	$2,022,863	$(218,363)	$2,022,863	$(218,363)
HELOCs	—	—	15,357	(7,064)	15,357	(7,064)
Total private label MBS	—	—	2,038,220	(225,427)	2,038,220	(225,427)
Total AFS securities	$—	$—	$2,038,220	$(225,427)	$2,038,220	$(225,427)
Note:
(1)Total unrealized losses may not be equal to gross unrecognized holding losses in the previous table due to the impact of OTTI recognized in OCI on certain securities.

Securities Transferred.  Beginning in second quarter 2009, the Bank transferred investment securities from HTM to AFS when an OTTI credit loss had been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. The Bank transferred a total of four private label MBS from HTM to AFS in the first three months of 2011 and one during the first three months of 2010. These securities had an OTTI credit loss recorded on them during the period in which they were transferred.

Notes to Financial Statements (unaudited) (continued)

The following table presents the information on the private label MBS transferred during three months ended March 31, 2011 and 2010.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value

March 31, 2011 transfers	$93,622	$(2,697)	$—	$—	$90,925

March 31, 2010 transfers	$23,268	$(2,144)	$—	$—	$21,124

Redemption Terms.  Expected maturities will differ from contractual maturities because borrowers have the right to prepay obligations with or without call or prepayment fees.

As of March 31, 2011, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $21.1 million and credit losses of $336.3 million, partially offset by OTTI-related accretion adjustments of $13.1 million. As of December 31, 2010, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $20.1 million and credit losses of $317.6 million, partially offset by OTTI-related accretion adjustments of $13.6 million.

Interest Rate Payment Terms.  The following table details interest payment terms for AFS MBS at March 31, 2011 and December 31, 2010.

(in thousands)	March 31, 2011	December 31, 2010
Amortized cost of AFS MBS:
Pass through securities:
Fixed-rate	$902,124	$964,090
Variable-rate	63,690	42,236
Collateralized mortgage obligations:
Fixed-rate	1,313,853	1,365,800
Variable-rate	206,055	67,169
Total AFS MBS	$2,485,722	$2,439,295
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

Realized Gains and Losses on AFS Securities.  There were no sales of AFS securities and, therefore, no realized gains or losses on sales for the three months ended March 31, 2011 and 2010.

At March 31, 2011, the Bank had no intention to sell additional securities that were in the AFS portfolio, nor was it under any requirement to do so. However, as conditions change, the Bank may decide to sell securities out of the AFS portfolio. For example, consistent with management's desire to reduce the Bank's exposure to private label MBS, in April 2011, the Bank decided to sell an AFS private label MBS with a par value of $163 million. The sale of this AFS security will result in a gain that will be recorded in the second quarter of 2011.

Notes to Financial Statements (unaudited) (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following table presents HTM securities as of March 31, 2011 and December 31, 2010.

	March 31, 2011
(in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Certificates of deposit(1)	$4,450,000	$230	$(1)	$4,450,229
GSE	798,614	1,700	(1,492)	798,822
State or local agency obligations	367,596	908	(31,273)	337,231
Subtotal	5,616,210	2,838	(32,766)	5,586,282
MBS:
U.S. agency	2,569,501	7,753	(3,206)	2,574,048
GSE MBS	2,707,242	31,111	(26,320)	2,712,033
Private label MBS:
Private label residential MBS	1,964,377	9,601	(90,272)	1,883,706
HELOCs	21,792	—	(5,510)	16,282
MPF Shared Funding Program	23,686	219	(109)	23,796
Total private label MBS	2,009,855	9,820	(95,891)	1,923,784
Total MBS	7,286,598	48,684	(125,417)	7,209,865
Total HTM securities	$12,902,808	$51,522	$(158,183)	$12,796,147

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Certificates of deposit(1)	$3,550,000	$149	$—	$3,550,149
GSE	803,661	2,216	(2,346)	803,531
State or local agency obligations	369,682	1,468	(37,215)	333,935
Subtotal	4,723,343	3,833	(39,561)	4,687,615
MBS:
U.S. agency	2,396,004	12,978	(1,135)	2,407,847
GSE MBS	2,646,546	35,937	(21,996)	2,660,487
Private label MBS:
Private label residential MBS	2,242,636	8,678	(114,059)	2,137,255
HELOCs	23,457	—	(6,413)	17,044
MPF Shared Funding Program	25,775	—	(274)	25,501
Total private label MBS	2,291,868	8,678	(120,746)	2,179,800
Total MBS	7,334,418	57,593	(143,877)	7,248,134
Total HTM securities	$12,057,761	$61,426	$(183,438)	$11,935,749
Note:
(1)Represents certificates of deposit that meet the definition of a security.

Notes to Financial Statements (unaudited) (continued)

The following tables summarize the HTM securities with unrealized losses as of March 31, 2011 and December 31, 2010. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non MBS:
Certificates of Deposit	$99,999	$(1)	$—	$—	$99,999	$(1)
GSE	748,508	(1,492)	—	—	748,508	(1,492)
State or local agency obligations	14,568	(457)	211,466	(30,816)	226,034	(31,273)
MBS:
U.S. agency	1,053,017	(3,206)	—	—	1,053,017	(3,206)
GSE MBS	1,717,072	(26,138)	23,145	(182)	1,740,217	(26,320)
Private label:
Private label residential MBS	181,551	(593)	1,223,883	(89,679)	1,405,434	(90,272)
HELOCs	—	—	16,282	(5,510)	16,282	(5,510)
MPF Shared Funding Program	—	—	1,488	(109)	1,488	(109)
Total private label MBS	181,551	(593)	1,241,653	(95,298)	1,423,204	(95,891)
Total MBS	2,951,640	(29,937)	1,264,798	(95,480)	4,216,438	(125,417)
Total	$3,814,715	$(31,887)	$1,476,264	$(126,296)	$5,290,979	$(158,183)

	December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
GSE	$747,654	$(2,346)	$—	$—	$747,654	$(2,346)
State or local agency obligations	17,473	(705)	207,980	(36,510)	225,453	(37,215)
MBS:					—	—
U.S. agency	778,624	(1,135)	—	—	778,624	(1,135)
GSE MBS	1,411,340	(21,900)	24,776	(96)	1,436,116	(21,996)
Private label:
Private label residential MBS	109,900	(1,746)	1,385,557	(112,313)	1,495,457	(114,059)
HELOCs	—	—	17,044	(6,413)	17,044	(6,413)
MPF Shared Funding Program	25,501	(274)	—	—	25,501	(274)
Total private label MBS	135,401	(2,020)	1,402,601	(118,726)	1,538,002	(120,746)
Total MBS	2,325,365	(25,055)	1,427,377	(118,822)	3,752,742	(143,877)
Total	$3,090,492	$(28,106)	$1,635,357	$(155,332)	$4,725,849	$(183,438)

Securities Transferred. During first quarter 2011 and 2010, the Bank transferred certain private label MBS from HTM to AFS. See Note 3 for additional information regarding transfers.

Notes to Financial Statements (unaudited) (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of March 31, 2011 and December 31, 2010 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,522,159	$4,522,573	$3,621,973	$3,623,113
Due after one year through five years	803,444	803,765	808,491	808,491
Due after five years through ten years	8,665	8,392	9,415	8,998
Due after ten years	281,942	251,552	283,464	247,013
HTM securities excluding MBS	5,616,210	5,586,282	4,723,343	4,687,615
MBS	7,286,598	7,209,865	7,334,418	7,248,134

Total HTM securities	$12,902,808	$12,796,147	$12,057,761	$11,935,749

At March 31, 2011, the amortized cost of the Bank’s MBS classified as HTM included net purchased discounts of $6.2 million. At December 31, 2010, the amortized cost of the Bank’s MBS classified as HTM included net purchased discounts of $10.6 million.

Interest Rate Payment Terms. The following table details interest rate payment terms for HTM securities at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
(in thousands)	2011	2010
Amortized cost of HTM securities other than MBS:
Fixed-rate	$5,426,485	$4,532,868
Variable-rate	189,725	190,475
Total non-MBS	5,616,210	4,723,343
Amortized cost of HTM MBS:
Pass-through securities:
Fixed-rate	1,036,969	1,118,027
Variable-rate	1,306,830	1,104,575
Collateralized mortgage obligations:
Fixed-rate	1,742,186	1,748,665
Variable-rate	3,200,613	3,363,151
Total MBS	7,286,598	7,334,418
Total HTM securities	$12,902,808	$12,057,761
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

There were no sales of HTM securities and, therefore, no realized gains or losses on sales for the three months ended March 31, 2011 and 2010.

Notes to Financial Statements (unaudited) (continued)

Note 5 – Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities holdings in an unrealized loss position for OTTI on a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes the maximum OTTI loss in earnings which is equal to the entire difference between the security’s amortized cost basis and its fair value at the Statement of Condition date. For securities in an unrealized loss position that meet neither of these conditions, the Bank evaluates whether there is OTTI by performing an analysis to determine if any of these securities will incur a credit loss, which could be up to the difference between the security's amortized cost basis and its fair value.

Private Label Residential MBS and HELOCs. The Bank invests in MBS, which were rated AAA at the time of purchase with the exception of one of the restricted securities related to the Shared Funding Program. This security was rated AA at the time of purchase. Each MBS may contain one or more forms of credit protection/enhancements, including but not limited to guarantee of principal and interest, subordination, over-collateralization, and excess interest and insurance wrap.

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. These alternative procedures include using a proxy bond’s loan level results to allocate loan level cash flows, a qualitative analysis of government agency loan-level guarantees, or different models for HELOCs as discussed below. Securities evaluated using alternative procedures during the first quarter were not significant to the Bank, as they represented approximately 4 percent of the par balance of private label MBS.

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10 thousand or more people. The FHLBanks' OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 10 percent over the 9-month period beginning January 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0

Notes to Financial Statements (unaudited) (continued)

percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement (CE) for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described above.

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

Notes to Financial Statements (unaudited) (continued)

For those securities for which an OTTI credit loss was determined to have occurred during the three months ended March 31, 2011 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following tables present a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended March 31, 2011 as well as the related current CE. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss. The CUSIP classification (Prime, Alt-A and subprime) is based on the classification as determined by the first model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance.

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
Prime:
2007	7.1	7.1	50.1	50.1	47.4	47.4	4.5	4.5
2006	8.4	6.3-10.1	27.4	18.5-38.2	41.7	33.0-45.4	7.8	3.0-12.3
2005	5.7	4.9-7.8	26.0	16.6-47.0	37.2	32.5-42.9	4.2	1.2-7.1
2004 and prior	10.7	10.7	10.1	10.1	31.1	31.1	5.7	5.7
Total Prime	7.7	4.9-10.7	29.0	10.1-50.1	40.9	31.1-47.4	6.5	1.2-12.3
Alt-A:
2007	9.3	8.3-9.9	59.5	56.0-61.4	49.7	48.7-50.3	4.6	0.0-10.6
2006	11.4	7.7-12.9	42.3	21.4-72.0	48.1	40.3-57.6	4.7	0.0-8.9
2005	10.2	8.8-10.6	27.7	23.8-41.3	43.5	38.8-46.6	4.9	3.6-5.2
2004 and prior	14.2	14.2	30.7	30.7	35.6	35.6	10.2	10.2
Total Alt-A	10.7	7.7-14.2	46.2	21.4-72.0	47.7	35.6-57.6	4.9	0.0-10.6
Subprime:
2004 and prior	10.1	10.1	42.6	42.6	87.2	87.2	15.0	15.0
Total Residential MBS - OTTI	9.5	4.9-14.2	39.0	10.1-72.0	44.9	31.1-87.2	5.6	0.0-15.0

	Significant Inputs for OTTI HELOCs(1)
	Prepayment Rates		Default Rates		Loss Severities
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2004 and prior	11.6	5.7-15.4	4.5	3.6-5.8	100.0	100.0
Note:
(1)Current CE weighted average and range percentages are not considered meaningful for home equity loan investments, as these investments are third-party insured.

Notes to Financial Statements (unaudited) (continued)

All of the Bank's OTTI securities were classified as AFS as of March 31, 2011. The table below summarizes the Bank’s securities as of March 31, 2011 for which an OTTI has been recognized during first quarter 2011 and during the life of the security, as well as those AFS securities on which an OTTI has not been taken in order to reflect the entire AFS private label MBS portfolio balance.

	OTTI Recognized During the Three Months Ended March 31, 2011			OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$543,675	$502,455	$486,196	$1,512,707	$1,372,555	$1,333,026
Alt-A	834,265	686,300	604,852	1,140,769	943,699	845,326
Subprime	2,728	1,971	1,609	2,728	1,971	1,609
HELOCs	10,012	7,138	6,137	27,351	21,429	16,597
Total OTTI securities	1,390,680	1,197,864	1,098,794	2,683,555	2,339,654	2,196,558

Private label MBS with no OTTI	1,298,172	1,147,087	1,102,394	5,297	5,297	4,630
Total private label MBS	$2,688,852	$2,344,951	$2,201,188	$2,688,852	$2,344,951	$2,201,188
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.

The table below summarizes the impact of OTTI credit and noncredit losses recorded on AFS investment securities for the three months ended March 31, 2011 and 2010.

	March 31, 2011			March 31, 2010
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(7,376)	$4,257	$(3,119)	$(13,243)	$11,089	$(2,154)
Alt-A	(12,894)	12,894	—	(14,015)	14,015	—
Subprime	(47)	47	—	(21)	21	—
HELOCs	(195)	195	—	(290)	290	—
Total OTTI on private label MBS	$(20,512)	$17,393	$(3,119)	$(27,569)	$25,415	$(2,154)

Notes to Financial Statements (unaudited) (continued)

The following tables present the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(in thousands)	2011	2010
Beginning balance	$317,344	$238,130
Additions:
Credit losses for which OTTI was not previously recognized	422	10
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	20,090	27,559
Reductions:
Securities sold and matured during the period	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(2,872)	(505)
Ending balance	$334,984	$265,194
Notes:
(1) For the three months ended March 31, 2011 and 2010, "Additional OTTI credit losses for which an OTTI charge was previously recognized" represents securities that were impaired prior to January 1, 2011 and 2010, respectively.
(2) This activity represents the increase in cash flows recognized in interest income during the period.

All other AFS and HTM Investments. At March 31, 2011 certain of the Bank's AFS and HTM investment portfolios, including those private label MBS not determined to be other-than-temporarily impaired, have experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining investment securities in an unrealized loss position and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery.

State and Local Housing Finance Agency Obligations. The Bank has determined that all unrealized losses reflected in Note 4 are temporary given the creditworthiness of the issuers and the underlying collateral.

Other U.S. obligations and GSE Investments. For other U.S. obligations, GSE non-MBS investments and GSE MBS investments, the Bank has determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of March 31, 2011, all of these gross unrealized losses are temporary.

MPF Shared Funding Program MBS. For its MPF Shared Funding Program MBS which are in an unrealized loss position, the Bank has determined that CE resulting from subordination was sufficient to protect the Bank from losses based on a cash flow analysis using assumptions for Prime securities. The analysis is similar to the analysis performed on the Bank's private label MBS. As a result, the Bank has determined that, as of March 31, 2011, all of the gross unrealized losses on its MPF Shared Funding Program MBS are temporary.

Note 6 – Advances

Detail information regarding advances including collateral security terms can be found in Note 8 to the audited financial statements in the Bank's 2010 Form 10-K. At March 31, 2011 and December 31, 2010, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0 percent to 7.84 percent. AHP subsidized loans had interest rates ranging between 0 percent and 6.50 percent.

Notes to Financial Statements (unaudited) (continued)

The following table details the Bank’s advances portfolio by year of contractual maturity as of March 31, 2011 and December 31, 2010.

(dollars in thousands)	March 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$7,417,620	1.34%	$10,936,796	1.26%
Due after 1 year through 2 years	4,750,147	3.55	3,885,825	3.83
Due after 2 years through 3 years	1,601,946	3.56	2,882,526	3.28
Due after 3 years through 4 years	2,738,569	3.27	2,192,717	3.55
Due after 4 years through 5 years	3,561,560	4.21	3,183,627	4.58
Thereafter	5,450,991	4.38	5,315,544	4.49
Total par value	25,520,833	3.15%	28,397,035	2.97%
Discount on AHP advances	(501)		(537)
Deferred prepayment fees	(18,775)		(19,502)
Hedging adjustments	1,157,149		1,331,443
Total book value	$26,658,706		$29,708,439

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At March 31, 2011 and December 31, 2010, the Bank had returnable advances of $2.0 million and $22.0 million, respectively.

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest-payment term structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow that Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable- to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At March 31, 2011 and December 31, 2010, the Bank had convertible advances outstanding of $4.9 billion and $5.2 billion, respectively.

The following table summarizes advances by year of contractual maturity or next call date or next convertible date as of March 31, 2011 and December 31, 2010.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Due in 1 year or less	$7,419,620	$10,958,796	$11,793,370	$15,419,546
Due after 1 year through 2 years	4,748,147	3,883,825	3,814,647	3,374,325
Due after 2 years through 3 years	1,601,946	2,882,526	1,454,946	2,219,526
Due after 3 years through 4 years	2,738,569	2,172,717	2,386,819	1,946,967
Due after 4 years through 5 years	3,561,560	3,183,627	3,017,060	2,803,127
Thereafter	5,450,991	5,315,544	3,053,991	2,633,544
Total par value	$25,520,833	$28,397,035	$25,520,833	$28,397,035

Notes to Financial Statements (unaudited) (continued)

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
(in thousands)	2011	2010
Fixed rate – overnight	$71,300	$287,515
Fixed rate – term:
Due in 1 year or less	7,302,486	9,602,922
Thereafter	15,354,256	15,377,974
Total fixed rate	22,728,042	25,268,411
Variable-rate:
Due in 1 year or less	43,834	1,046,359
Thereafter	2,748,957	2,082,265
Total variable-rate	2,792,791	3,128,624
Total par value	$25,520,833	$28,397,035

At March 31, 2011 and December 31, 2010, 49.5 percent and 46.6 percent, respectively, of the Bank's fixed-rate advances were swapped to a floating rate. At March 31, 2011 and December 31, 2010, 32.2 percent and 28.8 percent, respectively, of the Bank's variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2011 and December 31, 2010, the Bank had advances of $16.8 billion and $18.5 billion, respectively, outstanding to the five largest borrowers, which represented 65.9 percent and 65.0 percent, respectively, of total advances outstanding at each period-end. Of these five, two each had outstanding loan balances in excess of 10 percent of the total portfolio at both March 31, 2011 and December 31, 2010. See Note 8 for information related to the Bank's credit risk on advances and allowance for credit losses.

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

The following table presents information as of March 31, 2011 and December 31, 2010 on mortgage loans held for portfolio.

(in thousands)	March 31, 2011	December 31, 2010
Fixed medium-term single-family mortgages(1)	$709,177	$749,280
Fixed long-term single-family mortgages(1)	3,510,780	3,692,430
Total par value	4,219,957	4,441,710
Premiums	42,710	44,891
Discounts	(13,767)	(14,794)
Hedging adjustments	13,654	14,402
Total mortgage loans held for portfolio	$4,262,554	$4,486,209
Note:
(1)Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

Notes to Financial Statements (unaudited) (continued)

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity as of March 31, 2011 and December 31, 2010.

(in thousands)	March 31, 2011	December 31, 2010
Government-guaranteed/insured loans	$354,835	$366,443
Conventional loans	3,865,122	4,075,267
Total par value	$4,219,957	$4,441,710
Year of maturity
Due within one year	$64	$26
Due after one year through five years	3,686	4,053
Due after five years	4,216,207	4,437,631
Total par value	$4,219,957	$4,441,710

See Note 8 for information related to the Banks' credit risk on mortgage loans and allowance for credit losses.

Note 8 – Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank's portfolio segments: total credit products; government-guaranteed or insured mortgage loans held for portfolio; conventional MPF Loans held for portfolio; and BOB loans.

Credit Products. The Bank manages its credit exposure to credit products (which includes advances, letters of credit, advance commitments, and other credit product exposure) through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with conservative collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends to its members in accordance with federal statutes and Finance Agency regulations. Specifically, the Bank complies with the Federal Home Loan Bank Act of 1932 (the Act), which requires the Bank to obtain sufficient collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The Bank's capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. Management of the Bank believes that these policies effectively manage the Bank's respective credit risk from credit products.

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At March 31, 2011 and December 31, 2010, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At March 31, 2011 and December 31, 2010, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products during the three months ended March 31, 2011 and 2010 or since inception.

Based upon the collateral held as security, its credit extension, collateral policies, management's credit analysis and the repayment history on credit products, the Bank did not incur any credit losses on credit products as of March 31, 2011 and December 31, 2010, or since inception. Accordingly, the Bank has not recorded any allowance for credit losses. At March 31, 2011 and

Notes to Financial Statements (unaudited) (continued)

December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit exposures was required to be recorded.

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

Mortgage Loans - Conventional MPF. The allowances for conventional loans are determined by analyses that include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for loan losses includes: (1) reviewing all residential mortgage loans at the individual master commitment level; (2) reviewing specifically identified collateral-dependent loans for impairment; and/or (3) reviewing homogeneous pools of residential mortgage loans.

The Bank's allowance for credit losses takes into consideration the credit enhancements associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally considers primary mortgage insurance (PMI), supplemental mortgage insurance (SMI), and CE amount. Any incurred losses that would be recovered from the credit enhancements are not reserved as part of the Bank's allowance for loan losses.

For conventional MPF loans, credit losses that are not paid by the PMI are allocated to the Bank up to an agreed upon amount, referred to as the First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating member is required to cover losses. The Bank pays the participating member a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI or may be a supplemental mortgage insurance policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank. The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable is generally established for losses expected to be recovered by withholding CE fees. At March 31, 2011 and December 31, 2010, the MPF exposure under the FLA was $37.5 million and $41.1 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $1.2 million and $1.4 million for the three months ended March 31, 2011 and 2010, respectively.

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

Collectively Evaluated Mortgage Loans. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data, applies loss severities and incorporates the CEs of the MPF Program (discussed above) and PMI. In first quarter 2011, the Bank updated its probability of default and loss given default from national statistics (adjusted for actual results) for mortgage loans to the actual 12 month historical performance of the Bank's mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral. The change in estimate also includes a more detailed analysis at the Master Commitment level.

BOB Loans. Both the probability of default and loss given default are determined and used to estimate the allowance for credit losses on BOB loans. Loss given default is considered to be 100 percent due to the fact that the BOB program has no collateral or credit enhancement requirements. In first quarter 2011, the Bank updated its probability of default from national statistics for speculative grade debt to the actual performance of the BOB program. The Bank also eliminated the adjustment to probability of default for trends in gross domestic product. In addition, as a result of the collection history of BOB loans, the Bank no longer has doubt about the ultimate collection of BOB loans and only considers BOB loans that are delinquent to be nonperforming assets.

Notes to Financial Statements (unaudited) (continued)

Rollforward of Allowance for Credit Losses. Mortgage Loans. As of March 31, 2011 and 2010, the Bank established an allowance for credit losses on its conventional mortgage loans. The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2011 and 2010, as well as the recorded investment in conventional mortgage loans by impairment methodology at March 31, 2011.

	March 31,
(in thousands)	2011	2010
Balance, beginning of year	$3,150	$2,680
Charge-offs	—	—
Provision for credit losses	5,126	190
Balance, end of period	$8,276	$2,870
Ending balance, individually evaluated for impairment	$—
Ending balance, collectively evaluated for impairment	8,276
Recorded investment balance, end of year: (1)
Collectively evaluated for impairment	$3,922,710
Total recorded investment (2)	$3,922,710
Notes:
(1) Excludes government-guaranteed or -insured loans.
(2) All were collectively evaluated for impairment.

BOB Loans.  As of March 31, 2011 and 2010, the Bank determined that an allowance for credit losses should be established for credit losses on its BOB loans. The following table presents a rollforward of the allowance for credit losses on BOB loans for the three months ended March 31, 2011 and 2010, as well as the recorded investment in BOB loans by impairment methodology at March 31, 2011.

	March 31,
(in thousands)	2011	2010
Balance, beginning of the year	$5,753	$9,481
Charge-offs	(124)	—
Recoveries	—	1
Provision (reversal) for credit losses	(2,163)	(262)
Balance, end of the period	$3,466	$9,220
Ending balance, individually evaluated for impairment	$—
Ending balance, collectively evaluated for impairment	3,466
Recorded investment balance, end of year:
Collectively evaluated for impairment	$19,585
Total recorded investment (1)	$19,585
Note:
(1) All were collectively evaluated for impairment.

Notes to Financial Statements (unaudited) (continued)

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarizes the Bank's key credit quality indicators for mortgage and BOB loans at March 31, 2011 and December 31, 2010.

(in thousands)	March 31, 2011
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans		Total
Past due 30-59 days	$70,964	$24,037	$—		$95,001
Past due 60-89 days	23,351	9,815	114		33,280
Past due 90 days or more	77,879	10,250	884		89,013
Total past due loans	172,194	44,102	998		217,294
Total current loans	3,750,516	319,293	18,587		4,088,396
Total loans	$3,922,710	$363,395	$19,585		$4,305,690
Other delinquency statistics:
In process of foreclosures, included above (2)	$52,332	$—	$—		$52,332
Serious delinquency rate (3)	2.0%	2.8%	5.1%		2.1%
Past due 90 days or more still accruing interest	$—	$10,250	$—		$10,250
Loans on nonaccrual status (4)	$82,476	—	$1,389	(5)	$83,865

(in thousands)	December 31, 2010
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$70,678	$24,967	$171	$95,816
Past due 60-89 days	23,014	9,050	143	32,207
Past due 90 days or more	76,880	10,673	531	88,084
Total past due loans	170,572	44,690	845	216,107
Total current loans	3,964,693	330,570	19,062	4,314,325
Total loans	$4,135,265	$375,260	$19,907	$4,530,432
Other delinquency statistics:
In process of foreclosures, included above (2)	$46,504	$—	$—	$46,504
Serious delinquency rate (3)	1.9%	2.8%	2.7%	1.9%
Past due 90 days or more still accruing interest	$—	$10,673	$—	$10,673
Loans on nonaccrual status (4)	$80,940	$—	$19,907	$100,847
Notes:
(1)The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts and direct write-downs. The recorded investment is not net of any valuation allowance.
(2) Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu has been reported. Loans in process of foreclosure are included in past due or current loans dependent on their delinquency status.
(3) Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the total loan portfolio class.
(4) Generally represents mortgage loans with contractual principal or interest payments 90 days or more past due and not accruing interest. At December 31, 2010, all BOB loans were considered nonaccrual loans.
(5) Includes deferred BOB loan balances of $391 thousand at March 31, 2011.

The Bank had $14.1 million and $12.6 million in loans classified as REO in other assets at March 31, 2011 and December 31, 2010, respectively.

Purchases, Sales and Reclassifications. During the three months ended March 31, 2011, there were no significant purchases and sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for sale.

Notes to Financial Statements (unaudited) (continued)

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

Application of Interest-Rate Exchange Agreements. The Bank uses these derivatives to adjust the effective maturity, repricing frequency or option characteristics of financial instruments in order to achieve risk management and funding objectives to reduce identified risks inherent in the normal course of business. Derivative financial instruments are used by the Bank in two ways:

•	by designating them as a fair value or cash flow hedge of an associated financial instrument, a firm commitment or an anticipated transaction; or

•	in asset/liability management (i.e.,“economic” hedges that do not qualify for hedge accounting).

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

Notes to Financial Statements (unaudited) (continued)

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

The types of items that could be hedged are:

•	consolidated obligations;

•	advances;

•	mortgage loans;

•	anticipated streams of future cash flows;

•	firm commitments;

•	investments; and

•	anticipated debt issuance.

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The degree of counterparty credit risk depends on the extent to which master netting arrangements are included in such contracts to mitigate the risk. The Bank manages counterparty credit risk through credit analysis, collateral requirements and adherence to the requirements set forth in its policies and regulations. The deterioration in the credit/financial markets has heightened the Bank’s awareness of derivative default risk. In response, the Bank has worked toward lessening this risk by (1) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts; (2) substituting securities for cash collateral, which would allow a more detailed identification of the Bank’s particular collateral; and (3) attempting to negotiate revised ISDA Master Agreement terms, when necessary, that should help to mitigate losses in the event of a counterparty default. These agreement negotiations may include establishing tri-party collateral agreements where possible to further protect the Bank’s collateral. The Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty and typically do not permit rehypothecation.

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives that establish collateral delivery thresholds. The maximum credit risk is defined as the estimated cost of replacing interest-rate swaps, forward interest-rate agreements, mandatory delivery contracts for mortgage loans, and purchased options that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the Bank.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to the Bank exceeds the Bank's net position.

	March 31,	December 31,
(in thousands)	2011	2010
Credit risk exposure(1)	$13,085	$30,257
Less:
Cash collateral	—	7,458
Securities held as collateral	—	—
Total collateral	—	7,458
Exposure net of collateral	$13,085	$22,799
Note:
(1) Includes net accrued interest receivable of $4.9 million and $10.0 million at March 31, 2011 and December 31, 2010.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2011 was $868.8 million for which the Bank has posted cash and securities collateral with a fair value of approximately $569.2 million in the normal course of business. If the Bank’s credit

Notes to Financial Statements (unaudited) (continued)

ratings had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $239.8 million of collateral to its derivative counterparties at March 31, 2011. However, the Bank’s credit ratings have not changed during the previous twelve months. In April 2011, S&P revised its outlook on both U.S. debt and FHLBank System debt and individual FHLBank outlooks. See the Executive Summary discussion in Part I, Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for details regarding these actions.

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

The following tables summarize the notional and fair value of derivative instruments as of March 31, 2011 and December 31, 2010. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	March 31, 2011
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$23,806,043	$274,682	$1,134,604
Total derivatives in hedge accounting relationships	$23,806,043	$274,682	$1,134,604
Derivatives not in hedge accounting relationships:
Interest rate swaps	$209,420	$1,012	$2,563
Interest rate caps	1,653,750	5,921	196
Mortgage delivery commitments	13,622	48	36
Total derivatives not in hedge accounting relationships	$1,876,792	$6,981	$2,795
Total derivatives before netting and collateral adjustments	$25,682,835	$281,663	$1,137,399
Netting adjustments		(268,578)	(268,578)
Cash collateral and related accrued interest		—	(307,265)
Total collateral and netting adjustments(1)		(268,578)	(575,843)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$13,085	$561,556

Notes to Financial Statements (unaudited) (continued)

	December 31, 2010
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$25,701,174	$360,210	$1,297,875
Total derivatives in hedge accounting relationships	$25,701,174	$360,210	$1,297,875
Derivatives not in hedge accounting relationships:
Interest rate swaps	$50,000	$456	$—
Interest rate caps	1,653,750	6,462	306
Mortgage delivery commitments	21,787	126	70
Total derivatives not in hedge accounting relationships	$1,725,537	$7,044	$376
Total derivatives before netting and collateral adjustments	$27,426,711	$367,254	$1,298,251
Netting adjustments		(336,997)	(336,997)
Cash collateral and related accrued interest		(7,458)	(353,343)
Total collateral and netting adjustments(1)		(344,455)	(690,340)

Derivative assets and derivative liabilities as reported on the Statement of Condition		$22,799	$607,911
Note:
(1)Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Operations.

	Three Months Ended March 31,
	2011	2010
(in thousands)	Gains (Losses)	Gains (Losses)
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$844	$(753)
Total net gains (losses) related to fair value hedge ineffectiveness	$844	$(753)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(253)	$448
Interest rate caps or floors	(431)	(4,534)
Net interest settlements	362	(398)
Mortgage delivery commitments	133	390
Other	189	282
Total net gains (losses) related to derivatives not designated as hedging instruments	$—	$(3,812)
Net gains (losses) on derivatives and hedging activities	$844	$(4,565)

Notes to Financial Statements (unaudited) (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three months ended March 31, 2011 and 2010.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Three months ended March 31, 2011
Hedged item type:
Advances	$161,184	$(159,634)	$1,550	$(128,394)
Consolidated obligations – bonds	(74,200)	73,494	(706)	60,868
Total	$86,984	$(86,140)	$844	$(67,526)
Three months ended March 31, 2010
Hedged item type:
Advances	$14,417	$(16,114)	$(1,697)	$(244,368)
Consolidated obligations – bonds	8,907	(7,963)	944	120,817
Total	$23,324	$(24,077)	$(753)	$(123,551)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during the three months ended March 31, 2011 and 2010. The losses reclassified from AOCI into income for the effective portion of the previously terminated cash flow hedges are presented in the table below for the three months ended March 31, 2011 and 2010. This activity was reported in interest expense – consolidated obligation-bonds in the Bank’s Statement of Operations.

(in thousands)	Losses Reclassified from AOCI into Income
For the three months ended March 31, 2011	$(16)
For the three months ended March 31, 2010	(6)

As of March 31, 2011, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months were not material.

Note 10 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2010 Form 10-K. The following table details interest rate payment terms for consolidated obligation bonds as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
(in thousands)	2011	2010
Par value of consolidated bonds:
Fixed-rate	$29,005,169	$30,220,916
Step-up	380,000	215,000
Floating-rate	3,270,000	3,270,000
Total par value	32,655,169	33,705,916
Bond premiums	132,731	114,253
Bond discounts	(28,924)	(30,451)
Hedging adjustments	258,790	339,576
Total book value	$33,017,766	$34,129,294

Notes to Financial Statements (unaudited) (continued)

At March 31, 2011 and December 31, 2010, 38.7 percent and 41.0 percent, respectively, of the Banks' fixed-rate bonds were swapped to a floating rate. At both March 31, 2011 and December 31, 2010, 0.6 percent of the Banks' variable-rate bonds were swapped to a different variable-rate index.

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
Year of Contractual Maturity (dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$8,561,400	1.43%	$10,281,400	1.53%
Due after 1 year through 2 years	6,059,750	2.58	5,224,250	2.70
Due after 2 years through 3 years	3,668,205	3.10	4,181,905	2.95
Due after 3 years through 4 years	4,076,850	3.04	2,896,350	3.13
Due after 4 years through 5 years	3,336,200	2.87	4,061,800	2.92
Thereafter	4,264,400	4.24	4,137,400	4.32
Index amortizing notes	2,688,364	4.66	2,922,811	4.66
Total par value	$32,655,169	2.81%	$33,705,916	2.81%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
(in thousands)	2011	2010
Noncallable	29,385,669	30,590,916
Callable	3,269,500	3,115,000
Total par value	$32,655,169	$33,705,916

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2011 and December 31, 2010.

Year of Contractual Maturity or Next Call Date	March 31,	December 31,
(in thousands)	2011	2010
Due in 1 year or less	$11,317,400	$12,849,900
Due after 1 year through 2 years	6,022,750	5,230,250
Due after 2 years through 3 years	3,277,205	3,878,905
Due after 3 years through 4 years	3,869,350	2,773,850
Due after 4 years through 5 years	3,136,200	3,836,300
Thereafter	2,343,900	2,213,900
Index amortizing notes	2,688,364	2,922,811
Total par value	$32,655,169	$33,705,916

Notes to Financial Statements (unaudited) (continued)

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of March 31, 2011 and December 31, 2010.

	March 31,	December 31,
(dollars in thousands)	2010	2010
Book value	$13,157,646	$13,082,116
Par value	13,160,000	13,085,000
Weighted average interest rate (1)	0.14%	0.17%
Note:
(1) Represents an implied rate.

Note 11 – Capital

The Bank is subject to three capital requirements under its current capital plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total capital; and (3) leverage capital. See details regarding these requirements and the Bank’s capital plan in Note 17 to the audited financial statements in the Bank’s 2010 Form 10-K.

The following table demonstrates the Bank’s compliance with these capital requirements at March 31, 2011 and December 31, 2010. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements.

	March 31, 2011		December 31, 2010
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,640,093	$4,237,599	$1,620,189	$4,418,437
Total capital-to-asset ratio	4.0%	8.1%	4.0%	8.3%
Total regulatory capital	$2,087,974	$4,237,599	$2,135,469	$4,418,552
Leverage ratio	5.0%	12.2%	5.0%	12.4%
Leverage capital	$2,609,968	$6,356,398	$2,669,336	$6,627,771

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. On March 28, 2011, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2010. In its determination, the Finance Agency maintained concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2011.

Capital Concentrations. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding as of March 31, 2011 and December 31, 2010.

(dollars in thousands)	March 31, 2011		December 31, 2010
Member	Capital Stock	Percent of Total	Capital Stock	Percent of Total
Sovereign Bank, Reading PA	$581,605	15.2%	$612,216	15.2%
Ally Bank, Midvale, UT(1)	447,721	11.7%	471,286	11.7%
ING Bank, FSB, Wilmington, DE	431,970	11.3%	454,705	11.3%
PNC Bank, N.A., Wilmington, DE (2) (3)	399,299	10.4%	420,314	10.5%
Notes:
(1)For Bank membership purposes, principal place of business is Horsham, PA.
(2)For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3)Included a minor amount of mandatorily redeemable capital stock at March 31, 2011 and December 31, 2010.

Notes to Financial Statements (unaudited) (continued)

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

At March 31, 2011 and December 31, 2010, the Bank had $33.1 million and $34.2 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. No dividends were paid on mandatorily redeemable stock for the quarters ended March 31, 2011 or 2010.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable stock during the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
(in thousands)	2011	2010
Balance, beginning of the period	$34,215	$8,256
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers )	665	—
Other redemption	—
Transfer of mandatorily redeemable capital stock to capital stock due to mergers	—	—
Redemption of mandatorily redeemable capital stock:
Withdrawals	—	—
Other redemptions	(1,743)	—
Balance, end of the period	$33,137	$8,256

As of March 31, 2011, the total mandatorily redeemable capital stock reflected balances for nine institutions. One institution was in receivership and two other institutions were taken over by the FDIC and their charters were dissolved. One institution voluntarily dissolved its charter with the Office of Thrift Supervision (OTS). Four institutions were merged out of district and are considered nonmembers. The remaining institution was merged into a nonmember; subsequently, as of November 6, 2009, the nonmember was fully integrated into a member. The stock remains classified as mandatorily redeemable capital stock. These redemptions were not complete as of March 31, 2011.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
(in thousands)	2011	2010
Due in 1 year or less	$29	$29
Due after 1 year through 2 years	—	—
Due after 2 years through 3 years	3,676	88
Due after 3 years through 4 years	228	4,023
Due after 4 years through 5 years	29,204	30,075
Total	$33,137	$34,215

The year of redemption in the table above is the end of the five-year redemption period for the mandatorily redeemable capital stock. Under the Finance Agency regulations and the terms of the Bank's Capital Plan, capital stock supporting advances and other activity with the Bank (e.g., letters of credit, mortgage loans, etc.) is not redeemable prior to the payoff or maturity of the associated advance or other activity, which may extend beyond five years.

The Bank executed partial repurchases of excess capital stock on October 29, 2010, February 23, 2011 and April 29, 2011. The amount of excess capital stock repurchased from any member in each repurchase transaction was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding on October 28, 2010, February 22, 2011 and April 28, 2011. The total amount of member excess capital stock at March 31, 2011 was $1.9 billion. The total amount of excess capital stock repurchased on April 29, 2011 was approximately $185 million.

Notes to Financial Statements (unaudited) (continued)

Dividends, Retained Earnings and AOCI.  At March 31, 2011, retained earnings were $399.8 million, an increase of $2.5 million from December 31, 2010. This increase reflects the Bank’s net income earned during first quarter 2011.

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

The following table summarizes the changes in AOCI for the three months ended March 31, 2011 and 2010.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on AFS		Noncredit OTTI Gains(Losses) on HTM	Net Unrealized Gains(Losses) on Hedging Activities	Pension and Post Retirement Plans	Total
Balances as of December 31, 2009	$(2,020)	$(691,503)		$—	$264	$(681)	$(693,940)
Net unrealized gains	149	72,310		—	—	—	72,459
Noncredit component of OTTI losses	—	—		(2,144)	—	—	(2,144)
Reclassification adjustment of noncredit OTTI losses included in net income	—	27,559		—	—	—	27,559
Noncredit OTTI losses and unrecognized gain transferred from HTM to AFS	—	(2,144)		2,144	—	—	—
Reclassification adjustment for losses included in net income	—	—	—	—	(1)	—	(1)
Pension and postretirement benefits	—	—		—	—	14	14
Balances as of March 31, 2010	$(1,871)	$(593,778)		$—	$263	$(667)	$(596,053)

Balances as of December 31, 2010	(962)	$(222,533)		$—	$270	$(116)	$(223,341)
Net unrealized gains	328	62,044		—	—	—	62,372
Noncredit component of OTTI losses	—	—		(2,697)	—	—	(2,697)
Reclassification adjustment of noncredit OTTI losses included in net income	—	20,090		—	—	—	20,090
Noncredit OTTI losses and unrecognized gain transferred from HTM to AFS	—	(2,697)		2,697	—	—	—
Reclassification adjustment for gains included in net income	—	—		—	9	—	9
Pension and postretirement benefits	—	—		—	—	(4)	(4)
Balances as of March 31, 2011	$(634)	$(143,096)		$—	$279	$(120)	$(143,571)

During the first quarter of 2011, the 12 FHLBanks, including the Bank, entered into a Joint Capital Enhancement Agreement (JCEA) intended to enhance the capital position of each FHLBank. For additional information, see the Executive Summary discussion in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Notes to Financial Statements (unaudited) (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	March 31,	December 31,
(in thousands)	2011	2010
Federal funds sold	$200,000	$400,000
Investments	216,580	218,850
Advances	16,134,877	17,815,121
Letters of credit	74,312	111,983
MPF loans	3,211,784	3,439,820
Deposits	38,326	40,471
Capital stock	1,973,863	2,077,406

The following table summarizes the Statement of Operations' effects corresponding to the related party member balances above.

	Three Months Ended March 31,
(in thousands)	2011	2010
Federal funds sold	$46	$63
Interest income on investments	657	2,146
Interest income on advances	27,912	32,451
Prepayment fees on advances	—	21
Letters of credit fees	30	48
Interest income on MPF loans	44,880	56,309
Interest expense on deposits	6	5

Interest income on advances for the three months ended March 31, 2011 and 2010, respectively, included contractual interest income of $133.6 million and $205.3 million, net interest settlements on derivatives in fair value hedge relationships of $(97.1) million and $(170.9) million and total amortization of basis adjustments of $(8.6) million and $(2.0) million.

The following table includes the MPF activity of the related party members.

	Three Months Ended March 31,
(in thousands)	2011	2010
Total MPF loan volume purchased	$—	$14,093

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three Months Ended March 31,
(in thousands)	2011	2010
Servicing fee expense	$164	$139
Interest income on MPF deposits	3	1

(in thousands)	March 31, 2011	December 31, 2010
Interest-bearing deposits maintained with FHLBank of Chicago	$11,561	$10,094

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For the three months ended March 31, 2011 and 2010, there was no borrowing or lending activity between the Bank and other FHLBanks.

Notes to Financial Statements (unaudited) (continued)

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three months ended March 31, 2011 and 2010, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three months ended March 31, 2011 and 2010.

On August 19, 2010, the Bank entered into a Master Participation Agreement (MPA) with FHLBank of Des Moines which allows either FHLBank to (1) sell a participating interest in an existing advance to the other FHLBank; (2) fund a new advance on a participating basis to the other FHLBank; or (3) sell a participating interest in a standby letter of credit, each drawing thereunder and the related reimbursement obligations to the other FHLBank. As of March 31, 2011, the $1.0 billion letter of credit the Bank had sold a participation interest in, and which was outstanding as of December 31, 2010, expired and was not renewed. There was no letter of credit balance related to this MPA as of March 31, 2011.

Additional discussions regarding related party transactions including the definition of related party can be found in Note 19 of the footnotes to the audited financial statements in the Bank's 2010 Form 10-K.

Note 13 – Estimated Fair Values

The fair value amounts presented in this footnote disclosure, and reported on the Statement of Condition where applicable, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2011 and December 31, 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

Notes to Financial Statements (unaudited) (continued)

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2011 and December 31, 2010 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Fair Value Summary Table

	March 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$190,213	$190,213	$143,393	$143,393
Interest-bearing deposits	11,561	11,561	10,094	10,094
Federal funds sold	4,420,000	4,419,982	3,330,000	3,329,962
Trading securities	1,134,511	1,134,511	1,135,981	1,135,981
Available-for-sale securities	2,343,985	2,343,985	2,217,793	2,217,793
Held-to-maturity securities	12,902,808	12,796,147	12,057,761	11,935,749
Advances	26,658,706	26,759,230	29,708,439	29,763,690
Mortgage loans held for portfolio, net	4,254,278	4,492,560	4,483,059	4,761,475
BOB loans, net	16,045	16,045	14,154	14,154
Accrued interest receivable	146,577	146,577	153,458	153,458
Derivative assets	13,085	13,085	22,799	22,799

Liabilities:
Deposits	$1,108,655	$1,108,682	$1,167,000	$1,167,028
Consolidated obligations:
Discount notes	13,157,646	13,158,157	13,082,116	13,082,519
Bonds	33,017,766	33,595,504	34,129,294	34,775,998
Mandatorily redeemable capital stock	33,137	33,137	34,215	34,215
Accrued interest payable	188,802	188,802	167,962	167,962
Derivative liabilities	561,556	561,556	607,911	607,911

Fair Value Hierarchy. The Bank records trading securities, AFS securities, derivative assets and derivative liabilities at fair value. The fair value hierarchy is used to prioritize the inputs used to measure fair value for those assets and liabilities carried at fair value on the Statement of Condition. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement for the asset or liability.

Outlined below is the application of the fair value hierarchy to the Bank’s financial assets and financial liabilities that are carried at fair value.

Level 1 – defined as those instruments for which inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets. An active market for the asset or liability is a market in which the transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis. Certain of the Bank’s trading and AFS securities, which consist of publicly traded mutual funds, are considered Level 1 instruments.

Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank’s derivative instruments, TLGP investments, U.S. Treasury bills and certain AFS securities consisting of GSE MBS are considered Level 2 instruments based on the inputs utilized to derive fair value.

Level 3 – defined as those instruments for which inputs to the valuation methodology are unobservable and significant to the fair value measurement. Unobservable inputs are those supported by little or no market activity or by the entity’s own assumptions. As a result of the current market conditions and the use of significant unobservable inputs, the private label MBS in the Bank’s AFS portfolio are considered Level 3 instruments.

Notes to Financial Statements (unaudited) (continued)

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

The following table presents (for those fair value measurements that fell in either Level 2 or Level 3) the significant inputs used to measure fair value for each class of non-MBS investment securities that are carried on the Statement of Condition at fair value as of March 31, 2011.

	Interest Rate Curve	Spread Adjustment
U.S. Treasury bills	U.S. Treasury	None
TLGP investments	LIBOR Swap	(5) basis points

Investment Securities – MBS.  The Bank’s valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ, but are not limited to benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to additional validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or the use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of March 31, 2011, all of the Bank’s MBS holdings were priced using this valuation technique. The relative lack of dispersion among the vendor prices received for each of the securities supports the Bank’s conclusion that the final computed prices are reasonable estimates of fair value. Based on the current lack of significant market activity for private label residential MBS, the fair value measurements for such securities as of March 31, 2011 fell within Level 3 of the fair value hierarchy.

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

Mortgage Loans Held For Portfolio. The fair value is determined based on quoted market prices for new MBS issued by U.S. GSEs. Prices are then adjusted for differences in coupon, seasoning and credit quality between the Bank’s mortgage loans and the referenced MBS. The prices of the referenced MBS are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates often have a material effect on the fair value estimates. These underlying prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

Notes to Financial Statements (unaudited) (continued)

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

Consolidated Obligations. The Bank’s internal valuation model determines fair values of consolidated obligations bonds and discount notes by calculating the present value of expected cash flows using market-based yield curves. Due to the joint and several liability of consolidated obligations, the Bank monitors its own creditworthiness and the creditworthiness of the other FHLBanks to determine whether any credit adjustments are necessary in its fair value measurement of consolidated obligations. The credit ratings of the FHLBanks and any changes to these credit ratings are the basis for the Bank to determine whether the fair values of consolidated obligations have been significantly affected during the reporting period by changes in the instrument-specific credit risk. No adjustment was made during the three months ended March 31, 2011 and 2010, as deemed appropriate by the Bank.

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is equal to par value. Capital stock can be acquired by members only at par value and may be redeemed or repurchased at par value. Capital stock is not traded and no market mechanism exists for the exchange of stock outside the cooperative structure of the Bank.

Commitments. The fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at March 31, 2011 and December 31, 2010. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Notes to Financial Statements (unaudited) (continued)

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

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at March 31, 2011 and December 31, 2010.

	March 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury Obligation	$—	$879,900	$—	$—	$879,900
TLGP investments	—	250,088	—	—	250,088
Other non-MBS	4,523	—	—	—	4,523
Total trading securities	$4,523	$1,129,988	$—	$—	$1,134,511
AFS securities:
Other non-MBS	$1,998	$—	$—	$—	$1,998
GSE MBS	—	140,799	—	—	140,799
Private label MBS:
Private label residential	—	—	2,184,591	—	2,184,591
HELOCs	—	—	16,597	—	16,597
Total AFS securities	$1,998	$140,799	$2,201,188	$—	$2,343,985
Derivative assets:
Interest rate related	$—	$281,615	$—	$(268,578)	$13,037
Mortgage delivery commitments	—	48	—	—	48
Total derivative assets	$—	$281,663	$—	$(268,578)	$13,085
Total assets at fair value	$6,521	$1,552,450	$2,201,188	$(268,578)	$3,491,581
Liabilities:
Derivative liabilities:
Interest rate related	$—	(1,137,363)	$—	$575,843	$(561,520)
Mortgage delivery commitments	—	(36)	—		(36)
Total liabilities at fair value	$—	$(1,137,399)	$—	$575,843	$(561,556)

Notes to Financial Statements (unaudited) (continued)

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$879,861	$—	$—	$879,861
TLGP investments	—	250,094	—	—	250,094
Mutual funds offsetting deferred compensation	6,026	—	—	—	6,026
Total trading securities	$6,026	$1,129,955	$—	$—	$1,135,981
AFS securities:
Mutual funds partially securing employee benefit plan obligations	$1,998	$—	$—	$—	$1,998
Private label MBS:
Private label residential	—	—	2,200,438	—	2,200,438
HELOCs	—	—	15,357	—	15,357
Total AFS securities	$1,998	$—	$2,215,795	$—	$2,217,793
Derivative assets:
Interest rate related	$—	$367,128	$—	$(344,455)	$22,673
Mortgage delivery commitments	—	126	—	—	126
Total derivative assets	$—	$367,254	$—	$(344,455)	$22,799
Total assets at fair value	$8,024	$1,497,209	$2,215,795	$(344,455)	$3,376,573
Liabilities:
Derivative liabilities:
Interest rate related	$—	$1,298,181	$—	$(690,340)	$607,841
Mortgage delivery commitments	—	70	—	—	70
Total liabilities at fair value	$—	$1,298,251	$—	$(690,340)	$607,911
Note:
(1)Amounts represent the effect of legally enforceable master netting agreements on derivatives that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

There were no transfers between Levels 1 and 2 during the three months ended March 31, 2011 and 2010.

Notes to Financial Statements (unaudited) (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Three Months Ended March 31, 2011	AFS Private Label MBS- HELOCs Three Months Ended March 31, 2011	AFS Private Label MBS-Residential Three Months Ended March 31, 2010	AFS Private Label MBS- HELOCs Three Months Ended March 31, 2010
Balance at beginning of period	$2,200,438	$15,357	$2,380,973	$14,335
Total gains (losses) (realized/unrealized):
Included in net gains (losses) on sale of AFS securities	—	—	—	—
Included in net OTTI credit losses	(19,895)	(195)	(27,270)	(289)
Included in AOCI	81,293	2,469	96,763	2,961
Purchases, issuances, sales and settlements:
Settlements	(168,170)	(1,034)	(120,191)	(1,410)
Transfer to (from) Level 3	—	—	—	—
Transfer of OTTI securities, from HTM to AFS	90,925	—	21,124	—
Balance at March 31	$2,184,591	$16,597	$2,351,399	$15,597
Total amount of gains (losses) for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31	$(19,895)	$(195)	$(27,270)	$(289)

During the first quarter of 2011, the Bank transferred four private label MBS from its HTM portfolio to its AFS portfolio, in the period in which the OTTI charge was recorded. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above. Further details, including the OTTI charges relating to this transfer and the rationale for the transfer, are presented in Note 3 to these unaudited financial statements.

Notes to Financial Statements (unaudited) (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in millions)	March 31, 2011			December 31, 2010
Notional amount	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding (1)	$5,994.0	$254.4	$6,248.4	$10,114.1
Commitments to fund additional advances and BOB loans	405.4	—	405.4	1,554.0
Commitments to fund or purchase mortgage loans	13.6	—	13.6	21.8
Unsettled consolidated obligation bonds, at par(2)	490.8	—	490.8	165.0
Unsettled consolidated obligation discount notes, at par	400.0	—	400.0	—
Notes:
(1) Includes approved requests to issue future standby letters of credit of $358.2 million and $485.3 million at March 31, 2011 and December 31, 2010, respectively.
(2) Includes $490.0 million and $85.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at March 31, 2011 and December 31, 2010, respectively.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $886 thousand and $1.7 million as of March 31, 2011 and December 31, 2010, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are collateralized at the time of issuance. The Bank records a liability with respect to BOB commitments, which is reflected in other liabilities on the Statement of Condition. At March 31, 2011, the Bank had no outstanding BOB commitments.

The Bank does not have any legally binding or unconditional unused lines of credit for advances at March 31, 2011 and December 31, 2010. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $7.4 billion at both March 31, 2011 and December 31, 2010.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $13.6 million and $21.8 million at March 31, 2011 and December 31, 2010, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair value. In addition, commitments of $4.5 million and 6.6 million at March 31, 2011 and December 31, 2010 relate to the MPF Xtra product.

Pledged Collateral. The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of March 31, 2011, the Bank has pledged total collateral of $569.2 million, including cash of $307.2 million and securities that cannot be sold or repledged with a fair value of $262.0 million, to certain of its derivative counterparties. As of December 31, 2010, the Bank had pledged total collateral of $647.3 million, including cash of $353.3 million and securities that cannot be sold or repledged with a fair value of $294.0 million, to certain of its derivative counterparties. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the

Notes to Financial Statements (unaudited) (continued)

counterparty. The Bank reported $262.0 million and $294.0 million of the collateral as trading securities as of March 31, 2011 and December 31, 2010, respectively.

Legal Proceedings. The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on the Bank's financial condition, results of operations, cash flow or liquidity except as noted below.

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

The Bank had filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5 percent of the Bank's capital stock as of March 31, 2011. The Bank and the various Lehman affiliates have mutually agreed to the dismissal of the adversary proceeding regarding the failure to return collateral relating to conducting derivatives with Lehman which was approved by the bankruptcy court on March 29, 2011. Pursuant to the order, the dismissal has no effect on the Bank's pending proofs of claim against any Lehman entities and the dismissal does not prevent the Bank from continuing to prosecute its derivative related claim as a general unsecured claim, which the Bank continues to pursue. As of March 31, 2011, the Bank maintained a $35.3 million reserve on the $41.5 million receivable noted above, as the Bank utilized the unsecured claim in determining its reserve. The Bank and Lehman are in discussions regarding the value of the Bank's derivative related claim.

Notes 6, 9, 10, 11 and 12 also discuss other commitments and contingencies.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2011.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

The Bank has discontinued its LBSF adversary proceeding and pursued that claim in the LBSF bankruptcy through the proof of claim process, which made pursuing the adversary proceeding against LBSF unnecessary. The Bank has filed proofs of claim against Lehman Brothers Holdings, Inc. and Lehman Brothers Commercial Corp. as well. The Bank had filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5 percent of the Bank's capital stock as of March 31, 2011. The Bank and the various Lehman affiliates have mutually agreed to the dismissal of the adversary proceeding regarding the failure to return collateral related to conducting derivatives with Lehman which was approved by the bankruptcy court on March 29, 2011. Pursuant to the order, the dismissal has no effect on the Bank's pending proofs of claim against any Lehman entities regarding misrepresentations in selling private label MBS to the Bank and the dismissal does not prevent the Bank from continuing to prosecute its derivative related claim as a general unsecured claim, which the Bank continues to pursue. The Bank and Lehman are in discussions regarding the value of the Bank's derivative related claim.

On September 23, 2009, the Bank filed two complaints in state court, the Court of Common Pleas of Allegheny County, Pennsylvania relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held approximately 6 percent of the Bank’s capital stock as of March 31, 2011 and December 31, 2010.

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

The Bank may also be subject to various other legal proceedings arising in the normal course of business. After consultation with legal counsel, management is not aware of any other proceedings that might have a material effect on the Bank’s financial condition, results of operations, cash flow or liquidity.

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2010 Form 10-K. Other than as noted below, management believes that there have been no material changes from the Risk Factors disclosed in the Bank's 2010 Form 10-K.

The following table presents the Moody's and S&P ratings for the FHLBank System and each of the FHLBanks within the System as of April 30, 2011.

	Moody's Investor Service	Standard & Poor's Rating/Outlook
Consolidated obligation discount notes	P-1	A-1+
Consolidated obligation bonds	Aaa	AAA /Negative

FHLBank	Moody's Senior Unsecured Long-Term Debt Rating/Outlook	S&P Senior Unsecured Long-Term Debt Rating/Outlook
Atlanta	Aaa/Stable	AAA/Negative
Boston	Aaa/Stable	AAA/Negative
Chicago	Aaa/Stable	AA+/Stable
Cincinnati	Aaa/Stable	AAA/Negative
Dallas	Aaa/Stable	AAA/Negative
Des Moines	Aaa/Stable	AAA/Negative
Indianapolis	Aaa/Stable	AAA/Negative
New York	Aaa/Stable	AAA/Negative
Pittsburgh	Aaa/Stable	AAA/Negative
San Francisco	Aaa/Stable	AAA/Negative
Seattle	Aaa/Stable	AA+/Negative
Topeka	Aaa/Stable	AAA/Negative

See the Executive Summary discussion in Part I, Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for additional information regarding S&P's revision on outlook for FHLBank System debt and the FHLBanks.

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

Date: May 10, 2011

By: /s/ Kristina K. Williams
Kristina K. Williams
Executive Vice President & Chief Financial Officer