Form 10-Q
period 2011-06-30
Federal Home Loan Bank of Pittsburgh
filed 2011-08-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

There were 34,788,477 shares of common stock with a par value of $100 per share outstanding at July 31, 2011.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Executive Summary should be read in conjunction with the Bank’s unaudited financial statements and footnotes to the financial statements in the quarterly report filed on this Form 10-Q as well as the Bank’s 2010 Form 10-K.

Executive Summary

Overview. The Bank's financial condition and results of operation are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During the first six months of 2011, the Bank continued to face challenges with respect to the decreasing advance portfolio, runoff of higher-yielding assets, including mortgage-backed securities (MBS) and mortgage loans, and the ongoing impact of other-than-temporary impairment (OTTI) credit losses on the private label MBS portfolio.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 3-month LIBOR is received (advances) or paid (debt). Short term interest rates also directly affect the Bank through earnings on invested capital. Finally, the Bank has a large percentage of mortgage-related assets on the balance sheet thus making it sensitive to changes in mortgage rates. Generally, due to the Bank's cooperative structure, the Bank earns relatively narrow net spreads between yield on assets (particularly advances, its largest asset) and the cost of corresponding liabilities.

The Bank expects its near-term ability to generate significant earnings on short term investments will be limited as it appears likely that, given current economic conditions, the Federal Open Market Committee (FOMC) will maintain the target range for the Federal funds rate of 0 percent to 0.25 percent for some time. Effective April 1, 2011 the FDIC, as previously announced, implemented a change, required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), to the basis on which FDIC-insured institutions are assessed insurance premiums. Specifically, the FDIC changed the insurance premium assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Prior to this change, FDIC-insured institutions could borrow overnight Federal funds, primarily from the GSEs, leave these borrowed funds in their Federal Reserve Bank (FRB) accounts, and earn a positive spread. With the FDIC now effectively assessing a fee on those assets, leveraging with overnight funds has become less attractive and, as a result, demand for overnight Federal funds from domestic banks has declined. As a result, the effective rate on Federal funds dropped to a range of 0.07 percent to 0.12 percent, down from a range of 0.14 percent to 0.15 percent in March 2011. If the Federal funds effective rate remains in this lower range, Bank earnings on capital will be negatively impacted.

The following table presents key market interest rates for the periods indicated (obtained from Bloomberg L.P.).

	2nd Quarter 2011 Average	1st Quarter 2011 Average	2nd Quarter 2010 Average	Year-to-Date 2011 Average	Year-to-Date 2010 Average	2nd Quarter 2011 Ending	1st Quarter 2011 Ending	2nd Quarter 2010 Ending
Target overnight Federal funds rate	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%	0.25%
3-month LIBOR (1)	0.26%	0.31%	0.44%	0.29%	0.35%	0.25%	0.30%	0.53%
2-year U.S. Treasury	0.55%	0.68%	0.86%	0.62%	0.88%	0.46%	0.83%	0.61%
5-year U.S. Treasury	1.84%	2.11%	2.24%	1.97%	2.33%	1.76%	2.28%	1.78%
10-year U.S. Treasury	3.19%	3.44%	3.47%	3.31%	3.59%	3.16%	3.47%	2.93%
15-year mortgage current coupon (2)	3.15%	3.46%	3.40%	3.30%	3.47%	3.08%	3.48%	3.00%
30-year mortgage current coupon (2)	4.06%	4.26%	4.23%	4.16%	4.32%	4.04%	4.33%	3.76%
Notes:
(1)LIBOR - London Interbank Offered Rate
(2)Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts.  The Bank's earnings are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. Theoretically, flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During the first six months of 2011, the U.S. Treasury yield curve displayed volatility with short-term interest rates holding steady to decreasing slightly and long-term interest rates increasing slightly from year-end 2010. The spread between 2-year and 10-year Treasuries remained steep, reflecting the uncertain path of the economic expansion as the economy continued to recover following its emergence from the recession of 2007-08. Unfortunately, the Bank's ability to significantly capitalize on the steep yield curve was restricted due to continuing private label MBS credit concerns and narrower spreads between rates on funding and yields on MBS assets, which limited the accumulation of these assets.

The performance of the Bank's portfolios of mortgage assets is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance to prepay their existing loans, as borrowers may select shorter duration mortgage products. Under normal circumstances, when rates decline, prepayments increase, resulting in accelerated accretion/amortization of any associated premiums/discounts. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin. Given the current environment of declining home values and tighter mortgage credit, refinancing activity has been muted compared to historical experience. However, the reduced refinancing level has not prevented higher spread MBS portfolios from prepaying and being replaced with lower spread MBS.

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

Market and Housing Trends. The economy continued to experience stress during the second quarter as a result of supply chain disruptions caused by the situation in Japan and a spike in energy prices. These factors appear to be temporary as Japanese auto production has resumed and gasoline prices have dropped and are projected to remain lower over the coming months. As a result of these fading factors, many economists are forecasting economic stabilization in the second half of the year; yet, the recent stresses demonstrate the fragility of this recovery, and second half projections are far from robust.

Low confidence in the economic recovery continues to dampen small business hiring and limit substantial job growth. Initial jobless claims have remained above 400 thousand during the second quarter, after trending below 400 thousand at the end of the first quarter, pushing the unemployment rate above 9 percent. A strong recovery is not on the immediate horizon as the Fed recently revised its unemployment projection for the fourth quarter to a range of 8.6 to 8.9 percent, compared to a prior projection of 8.4 to 8.7 percent.

The stress on the economy has led to lower Treasury and mortgage rates but has failed to spark housing activity as many consumers are waiting for even lower prices before purchasing a home, are too concerned about the fragile economy and/or are unable to meet the current lending criteria. Home builders continue to struggle as they compete with distressed sales that are likely to plague the market for years to come. New home sales dropped in May for the first time in three months, and new homes inventory dropped to its lowest level in history. Unfortunately, the drop in inventory is not due to a higher sales rate, and the high existing home inventory will curtail construction activity in the near term. The housing market remains fragile and continues to work through the overhang of distressed homes as the percentage of distressed homes sales has dropped to its lowest level since May 2010.

In addition to the soft domestic economic results, markets have been hampered by the debt crisis in Greece and the associated Greek parliament and European Union (EU) resolution process. U.S. Treasury markets experienced a flight to quality trade as a result of the EU uncertainty, further pushing rates lower during the month of June. The European sovereign debt crisis also demonstrates the fragility of the global economic recovery. The Euro-zone gross domestic product is slightly larger than that of the U.S. and a drawn-out recovery in the EU could lead to a significant slowdown domestically.

The Bank's members' demand for advances has declined from year-end 2010 due to some of the factors described above. Additionally, members have historically high deposit levels which provide them with funding for the loan demand that they have. As an example of the volatility in advance demand, during the height of the credit crisis in September 2008 when the FHLBanks continued to provide funding for members, the Bank's advances were $72.5 billion. However, now that the credit crisis has eased and members have excess deposits, advances have declined to $26.9 billion at June 30, 2011. By comparison, the Bank's advance portfolio was most recently at a similar level at December 31, 2002, when advances totaled $29.3 billion.

Results of Operations. The overall economic conditions discussed above have significantly impacted the Bank in terms of advance volume and credit losses on its private label MBS. Those items are discussed below, along with other items which significantly impacted the Bank.

During the three months ended June 30, 2011, the Bank recorded net income of $12.7 million compared to a loss of $68.2 million for the three months ended June 30, 2010. Second quarter 2010 results were significantly impacted by OTTI credit losses, with a total of $110.7 million taken on the Bank's private label MBS portfolio. OTTI credit losses for second quarter 2011 had less impact, decreasing to $10.8 million in the current quarter. Partially offsetting the improvement in OTTI credit losses was lower net interest income, which dropped from $59.1 million in second quarter 2010 to $36.0 million in second quarter 2011.

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

The second quarter 2011 OTTI assumption changes did not significantly impact the Bank. The OTTI analysis for the second quarter reflected an extension of the time until the trough forecast is reached and lower housing price levels than first quarter. Certain bonds also experienced performance deterioration during the second quarter of 2011, in the form of higher delinquencies and/or a reduction in the level of credit enhancement (CE). For second quarter 2011, the Bank experienced Alt-A and Prime OTTI credit charges of $7.5 million and $2.8 million, respectively, compared to $16.7 million and $93.7 million, respectively, in second quarter 2010.

The OTTI credit losses represent the projected credit losses on loan collateral underlying certain private label MBS in the Bank's portfolio. All FHLBanks use the same systems and key modeling assumptions for purposes of cash flow analyses for measurement of OTTI. These assumptions are for the life of the underlying loan collateral and are adjusted quarterly based on actual performance and future expectations. These assumptions include: (1) default frequency, which is based on who will default and is affected by local and national economic conditions; (2) loss severities, which reflects the expected severity of the loss incurred upon selling the home which varies by geographic location and servicer foreclosure practices; (3) changes in housing prices in varying regions of the country; and (4) prepayment assumptions on the underlying collateral.

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

Net Interest Income. The decline in net interest income was driven by both a shrinking balance sheet and compression of the net interest margin. Runoff of higher yielding mortgage assets and higher costs associated with balance sheet management drove the compression of the net interest margin. As private label MBS, which are generally higher-coupon assets, are paying down and otherwise declining, the Bank is replacing these investments with lower-yielding agency MBS. With respect to the mortgage loan portfolio, there are fewer high-quality mortgage loans available for purchase. The net interest margin for second quarter 2011 decreased 12 basis points from second quarter 2010 to 27 basis points.

Financial Condition. Advances. The Bank's advance portfolio continued to decline, down 9.4 percent from December 31, 2010 to June 30, 2011. Demand for advances has decreased as members have reduced their balance sheets and experienced high levels of retail deposits relative to historical levels, due in part to the factors noted above. During the second quarter of 2011, the level of advances has stabilized, with balances actually increasing $253.7 million from March 31, 2011 to June 30, 2011. Although the advance portfolio has declined, its average life has been extended as a greater portion of short-term advances have been repaid upon maturity; this is evidenced in the swing of short-term advance balances from year-end. At June 30, 2011, only 32.2 percent of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 38.5 percent at December 31, 2010. A large portion of these types of short-term advances have historically been rolled over upon maturity.

The ability to grow and/or maintain the advance portfolio may be affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) member reaction to the Bank's voluntary decision to temporarily suspend dividend payments and to execute only partial excess stock repurchases; (4) the Bank's liquidity position and how management chooses to fund the Bank; (5) current, as well as future, credit market conditions; (6) housing market trends; and (7) the shape of the yield curve. In the current market environment, the Bank believes that there may continue to be an increased probability of extensions in maturities of members' advances.

Investments. At June 30, 2011, the Bank held $19.2 billion of total investment securities, including trading, available-for-sale (AFS) and held-to-maturity (HTM) securities as well as interest-bearing deposits and Federal funds sold. This total included $3.8 billion of private label MBS, which was all "investment grade" at the time of purchase. As of June 30, 2011, $1.4 billion was "investment grade" and $2.4 billion was "below investment grade". The majority of the deterioration between "investment grade" and "below investment grade" occurred in the first nine months of 2009. During the first six months of 2011, $286.5 million of investments (par value) were downgraded to "below investment grade." The Bank has continued to see improvement in the fair value, or price, of its private label MBS portfolio since the low point at the end of 2008. Prices can appreciate or depreciate for many reasons; the Bank is unable to predict where prices on these investments may go in the future. The overall balance of the par value of the private label MBS continues to decline, primarily due to paydowns. In April 2011, the Bank sold one OTTI AFS security with a par balance of $162.7 million, resulting in a realized gain of $7.3 million.

Consolidated Obligations of the FHLBanks. The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. During first quarter 2011, the FHLBanks' monthly bond volume averaged approximately $29 billion; in April and May that average dropped to just under $24 billion. In June, however, there was a surge in bond activity as the FHLBanks issued over $54 billion in bonds. On a weighted average basis, when compared to 3-month LIBOR, funding costs improved from April to May and then worsened slightly in June, but still ended the quarter at better levels when compared to the end of first quarter 2011. Similar to first quarter 2011, the FHLBanks continued to rely on swapped callable bonds and callable step-up issues for funding in the second quarter. On the other hand, negotiated bullet bond funding decreased to 6 percent of bond funding volume in April, but comprised 24 percent of bond funding in June. The FHLBanks priced $3 billion of a new 3-year mandated Global bullet in April and passed on its remaining mandated Global bullet calendar slots during the second quarter.

On a total FHLBank System basis, consolidated obligations outstanding continued to shrink during the first six months of 2011, dropping an additional $69 billion from December 31, 2010 to $727 billion at June 30, 2011. This reduction was in both bonds and discount notes, which fell $55 billion and $14 billion, respectively. On a month-end basis, this was the lowest level of consolidated obligations outstanding since August 31, 2003. The decline in consolidated obligations outstanding is affected by bond call volume. April's bond call volume remained muted at almost $15 billion. With the flight to quality rally, rates fell and bond call volume increased in May and June 2011 to $24 billion and $27 billion, respectively. At the same time, FHLBank bond maturities also increased during the quarter. April bond maturities came in at $9 billion, increasing to $29 billion in May and $25 billion in June.

The Bank's total consolidated obligations declined $1.5 billion, or 3.2 percent, since year-end 2010. Discount notes decreased $2.3 billion, or 17.3 percent, from December 31, 2010 to June 30, 2011 and accounted for 23.7 percent and 27.7 percent of the Bank's total consolidated obligations at June 30, 2011 and December 31, 2010, respectively. Total bonds increased $762.3 million, or 2.2 percent, from December 31, 2010 to June 30, 2011, and comprised a slightly larger percentage of the total debt portfolio, increasing from 72.3 percent at December 31, 2010 to 76.3 percent at June 30, 2011.

Capital Position and Regulatory Requirements. Retained earnings at June 30, 2011 were $412.5 million, up from $397.3 million from year-end 2010 reflecting the impact of net income for the first six months of 2011. Accumulated other comprehensive income (loss) (AOCI) related to the noncredit portion of OTTI losses on AFS securities improved from $(222.5) million at December 31, 2010 to $(131.1) million at June 30, 2011 due to paydowns in the private label MBS portfolio, certain OTTI noncredit losses being reclassified as credit losses, and price appreciation.

The Bank was deemed "adequately capitalized" as of March 31, 2011. In its determination, the Finance Agency maintained its concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. The Finance Agency continues to monitor the Bank's capital adequacy. As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2011. The Bank exceeded its risk-based, total and leverage capital requirements at June 30, 2011, as presented in the Capital Resources section in this Item 2. Management's Discussion and Analysis.

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

Because the MV/CS ratio was above 87.5 percent at June 30, 2011, the Bank performed additional analysis of the adequacy of capital taking into consideration the impact of potential excess capital stock repurchases and/or dividend payouts. As a result of this analysis, the Bank executed a partial repurchase of excess capital stock on July 29, 2011. The amount repurchased on July 29, 2011 was approximately $174 million. The amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding on July 28, 2011.

During the first quarter of 2011, management developed and adopted a revised framework for evaluating retained earnings adequacy. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The retained earnings target generated from this framework will be sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. The framework will also assist management in their overall analysis of the level of future excess stock repurchases and dividends. See the "Capital and Retained Earnings" discussion in Financial Condition in this Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for additional details regarding the newly implemented retained earnings framework.

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

The 12 FHLBanks entered into a Joint Capital Enhancement Agreement (JCEA) as amended, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate restricted retained earnings (RRE) account at that FHLBank. On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the JCEA, starting in the third quarter of 2011, each FHLBank is required to allocate 20 percent of its net income to the separate RRE account. For additional information, see Note 11 to the unaudited financial statements in Item 1. Financial Statements (unaudited) in the quarterly report filed on this Form 10-Q.

Credit Rating Agency Actions. On August 2, 2011, Congress passed and the President signed a measure to increase the debt limit, thus avoiding a technical default on the U.S. government's debts. Although this action ensured timely government payments, the U.S. government's AAA rating was still at risk.

Following the raising of the debt limit, on August 2, 2011, Moody's Investors Service (Moody's) reaffirmed the U.S. government's AAA bond rating, as well as the ratings of all U.S. government-related institutions that are directly linked to the U.S. government or are otherwise vulnerable to sovereign risk, and revised the outlook to negative. Government-related institutions include: (1) those whose ratings benefit from explicit government support (i.e., Fannie Mae and Freddie Mac); (2) those whose ratings incorporate an assumption of implicit government support (i.e., the FHLBank System and all 12 FHLBanks, as well as the Farm Credit System, etc.); and those whose assets consist of U.S. government-guaranteed loans and securities (i.e., Sallie Mae and Private Export Funding Corporation). As of August 8, 2011, the Bank was rated Aaa/negative outlook for unsecured long-term debt by Moody's. This rating reflects the benefit of support uplift the FHLBanks receive from the U.S. government.

On August 5, 2011, Standard & Poor's Rating Services (S&P) lowered its long-term sovereign credit rating on the U.S. to AA+ from AAA. S&P's outlook on the long-term rating is negative. At the same time, S&P affirmed its A-1+ short-term rating on the U.S. On August 8, 2011, S&P also lowered the long-term sovereign credit ratings of all FHLBanks previously rated AAA, including the Bank, to AA+ and revised the outlook to negative. The short-term ratings remained unchanged. This rating reflects the benefit the Bank receives of an uplift from its stand-alone credit profile, reflecting the expectation of the support of the U.S. government.

This unprecedented downgrade may result in unknown negative consequences with respect to the global economy, including effects on the housing market and the interest rate environment. Specific possible implications to the Bank of this downgrade could include the following: (1) an increase in the Bank's cost of funds; (2) a limit in the Bank's ability to access the funding markets; (3) a reduction in the Bank’s letter of credit business; (4) a reduction in the Bank's ability to invest in the debt securities of certain issuers; (5) an increase in the amount of collateral the Bank would be required to post under derivative contracts; (6) a reduction in the market value of the Bank’s equity; (7) an increase in the Bank’s risk-based capital (RBC) requirements; and (8) changes in the valuation of the collateral underlying the Bank's advance portfolio. There could be additional negative longer-term impacts as well. With respect to RBC requirements, on August 8, 2011, the Finance Agency issued a statement noting that the risk weightings on U.S. Treasury and Agency securities owned by the FHLBanks were not changed at that point for purposes of calculating RBC and assessing compliance with RBC.

Financial Highlights

The Statement of Operations data for the three and six months ended June 30, 2011 and the Condensed Statement of Condition data as of June 30, 2011 are unaudited and were derived from the financial statements included in the quarterly report filed on this Form 10-Q. The Statement of Operations and Condensed Statement of Condition data for all other interim quarterly periods is unaudited and was derived from the applicable quarterly reports filed on Form 10-Q. The Condensed Statement of Condition data as of December 31, 2010 was derived from the audited financial statements in the Bank's 2010 Form 10-K. The Statement of Operations data for the three months ended December 31, 2010 is unaudited and was derived from the Bank's 2010 Form 10-K.
Statement of Operations

	Three Months Ended
(in millions, except per share data)	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
Net interest income before provision (benefit) for credit losses	$36.0	$39.2	$64.6	$50.6	$59.1
Provision (benefit) for credit losses	1.2	2.8	0.3	(1.3)	(1.3)
Other income (loss):
Net OTTI credit losses (1)	(10.8)	(20.5)	(13.1)	(7.0)	(110.7)
Net gains (losses) on derivatives and hedging activities	(0.7)	0.8	3.0	4.9	(8.0)
Net realized gains (losses) on AFS securities	7.3	—	—	8.4	(0.1)
Loss on extinguishment of debt	—	—	(12.3)	—	—
All other income	2.1	3.1	3.8	2.7	1.8
Total other income (loss)	(2.1)	(16.6)	(18.6)	9.0	(117.0)
Other expense	15.5	16.4	21.2	15.8	15.1
Income (loss) before assessments	17.2	3.4	24.5	45.1	(71.7)
Assessments (2)	4.5	0.9	3.0	—	(3.5)
Net income (loss)	$12.7	$2.5	$21.5	$45.1	$(68.2)
Earnings (loss) per share (3)	$0.34	$0.06	$0.53	$1.11	$(1.70)

Return on average equity	1.27%	0.25%	2.04%	4.39%	(7.01)%
Return on average assets	0.09%	0.02%	0.16%	0.31%	(0.45)%
Net interest margin (4)	0.27%	0.30%	0.47%	0.35%	0.39%
Regulatory capital ratio (5)	7.91%	8.12%	8.28%	8.27%	7.22%
Total capital ratio (at period-end) (6)	7.59%	7.78%	7.79%	7.73%	6.54%
Total average equity to average assets	7.69%	7.76%	7.61%	7.01%	6.38%
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

Statement of Operations

	Six Months Ended June 30,
(in millions, except per share data)	2011	2010
Net interest income before provision (benefit) for credit losses	$75.2	$118.1
Provision (benefit) for credit losses	4.0	(1.4)
Other income (loss):
Net OTTI credit losses (1)	(31.3)	(138.3)
Net gains (losses) on derivatives and hedging activities	0.1	(12.6)
Net realized gains (losses) on AFS securities	7.3	(0.1)
All other income	5.2	4.5
Total other income (loss)	(18.7)	(146.5)
Other expense	31.9	31.3
Income (loss) before assessments	20.6	(58.3)
Assessments (2)	5.4	—
Net income (loss)	$15.2	$(58.3)
Earnings (loss) per share (3)	$0.40	$(1.45)

Return on average equity	0.76%	(3.07)%
Return on average assets	0.06%	(0.19)%
Net interest margin (4)	0.29%	0.38%
Regulatory capital ratio (5)	7.91%	7.22%
Total capital ratio (at period-end) (6)	7.59%	6.54%
Total average equity to average assets	7.61%	6.13%
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

Condensed Statement of Condition

	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions)	2011	2011	2010	2010	2010
Cash and due from banks	$1,468.1	$190.2	$143.4	$161.5	$79.9
Investments(1)	19,185.5	20,812.9	18,751.7	18,298.7	19,246.0
Advances	26,912.4	26,658.7	29,708.4	31,594.9	36,058.4
Mortgage loans held for portfolio, net(2)	4,131.3	4,254.3	4,483.0	4,740.8	4,895.7
Prepaid REFCORP assessment	—	36.9	37.6	39.6	39.6
Total assets	51,946.8	52,199.4	53,386.7	55,139.5	60,629.7
Consolidated obligations, net:
Discount notes	10,815.0	13,157.6	13,082.1	12,251.9	12,118.1
Bonds	34,891.6	33,017.8	34,129.3	36,401.2	42,325.8
Total consolidated obligations, net(3)	45,706.6	46,175.4	47,211.4	48,653.1	54,443.9
Deposits and other borrowings	1,192.0	1,108.7	1,167.0	1,164.3	1,146.5
Mandatorily redeemable capital stock	31.5	33.1	34.2	36.0	36.3
AHP payable	12.8	12.4	13.6	15.1	17.2
Payable to REFCORP	3.1	—	—	—	—
Capital stock - putable	3,664.0	3,804.6	3,986.9	4,146.8	4,012.2
Retained earnings	412.5	399.8	397.3	375.8	330.7
AOCI	(132.1)	(143.5)	(223.3)	(258.9)	(375.0)
Total capital	3,944.4	4,060.9	4,160.9	4,263.7	3,967.9
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold, and interest-bearing deposits. None of these securities were purchased under agreements to resell.
(2) Includes allowance for loan losses of $9.2 million, $8.3 million, $3.2 million, $3.2 million, and $2.9 million, at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $727.5 billion, $766.0 billion, $796.4 billion, $806.0 billion, and $846.5 billion, at June 30, 2011, March 31, 2011, December 31, 2010, September 30, 2010, and June 30, 2010, respectively.

Core Earnings. Because of the nature of (1) OTTI charges, (2) the gains (losses) on sales of OTTI securities and (3) the contingency reserve and gains on derivatives and hedging activities resulting from the Lehman-related activities, as applicable, the Bank believes that adjusting net income for these items and evaluating results as adjusted (which the Bank defines as "core earnings") is important in order to understand how the Bank is performing with respect to its primary business operations and to provide meaningful comparisons to prior periods. Core earnings are considered to be a non-GAAP measurement. Results based on this definition of core earnings are presented below. For the three and six months ended June 30, 2011 and 2010, there were no adjustments for Lehman-related activities.

Statement of Operations
Reconciliation of GAAP Earnings to Non-GAAP Core Earnings

	Three Months Ended June 30, 2011
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Core Earnings
Net interest income before provision for credit losses	$36.0	$—	$36.0
Provision for credit losses	1.2	—	1.2
Other income (loss):
Net OTTI losses	(10.8)	10.8	—
Net gains on derivatives and hedging activities	(0.7)	—	(0.7)
Net realized gain on AFS securities	7.3	(7.3)	—
All other income	2.1	—	2.1
Total other income (loss)	(2.1)	3.5	1.4
Other expense	15.5	—	15.5
Income before assessments	17.2	3.5	20.7
Assessments	4.5	0.9	5.4
Net income	$12.7	$2.6	$15.3
Earnings per share	$0.34	$0.07	$0.41

Return on average equity	1.27%	0.27%	1.54%
Return on average assets	0.09%	0.02%	0.11%

	Three Months Ended June 30, 2010
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Core Earnings
Net interest income before benefit for credit losses	$59.1	$—	$59.1
Benefit for credit losses	(1.3)	—	(1.3)
Other income (loss):
Net OTTI losses	(110.7)	110.7	—
Net losses on derivatives and hedging activities	(8.0)	—	(8.0)
Net realized losses on AFS securities	(0.1)	0.1	—
All other income	1.8	—	1.8
Total other income (loss)	(117.0)	110.8	(6.2)
Other expense	15.1	—	15.1
Income before assessments	(71.7)	110.8	39.1
Assessments (1)	(3.5)	13.8	10.3
Net income (loss)	$(68.2)	$97.0	$28.8
Earnings (loss) per share	$(1.70)	$2.42	$0.72

Return on average equity	(7.01)%	9.97%	2.96%
Return on average assets	(0.45)%	0.64%	0.19%

	Six Months Ended June 30, 2011
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Core Earnings
Net interest income before provision for credit losses	$75.2	$—	$75.2
Provision for credit losses	4.0	—	4.0
Other income (loss):
Net OTTI losses	(31.3)	31.3	—
Net gains on derivatives and hedging activities	0.1	—	0.1
Net realized gain on AFS securities	7.3	(7.3)	—
All other income	5.2	—	5.2
Total other income (loss)	(18.7)	24.0	5.3
Other expense	31.9	—	31.9
Income before assessments	20.6	24.0	44.6
Assessments	5.4	6.3	11.7
Net income	$15.2	$17.7	$32.9
Earnings per share	$0.40	$0.86	$1.26

Return on average equity	0.76%	0.88%	1.64%
Return on average assets	0.06%	0.06%	0.12%

	Six Months Ended June 30, 2010
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Core Earnings
Net interest income before benefit for credit losses	$118.1	$—	$118.1
Benefit for credit losses	(1.4)	—	(1.4)
Other income (loss):
Net OTTI losses	(138.3)	138.3	—
Net losses on derivatives and hedging activities	(12.6)	—	(12.6)
Net realized losses on AFS securities	(0.1)	0.1	—
All other in come	4.5	—	4.5
Total other income (loss)	(146.5)	138.4	(8.1)
Other expense	31.3	—	31.3
Income (loss) before assessments	(58.3)	138.4	80.1
Assessments (1)	—	21.2	21.2
Net income (loss)	$(58.3)	$117.2	$58.9
Earnings (loss) per share	$(1.45)	$2.92	$1.47

Return on average equity	(3.07)%	6.17%	3.10%
Return on average assets	(0.19)%	0.38%	0.19%
Note:
(1) Assessments on the OTTI charges were prorated based on the required adjusted earnings assessment expense to take into account the impact of the second quarter and six months ended June 30, 2010 GAAP net loss.

See further discussion regarding core earnings in the Earnings Performance section that follows in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q.

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

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three and six months ended June 30, 2011 and 2010, which should be read in conjunction with the Bank's unaudited interim financial statements and notes included in the quarterly report filed on this Form 10-Q as well as the audited financial statements and notes included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $12.7 million for second quarter 2011, compared to a net loss of $68.2 million for second quarter 2010. This improvement was driven primarily by lower net OTTI credit losses on the Bank's private label MBS portfolio as well as a gain on the sale of an AFS security. The OTTI losses were $10.8 million and $110.7 million for the three months ended June 30, 2011 and 2010, respectively. The Bank's return on average equity for second quarter 2011 was 1.27 percent, compared to (7.01) percent for second quarter 2010.

The Bank recorded net income of $15.2 million for the six months ended June 30, 2011, compared to a net loss of $58.3 million for the six months ended June 30, 2010. This improvement was driven primarily by lower net OTTI credit losses on the Bank's private label MBS portfolio, partially offset by lower net interest income. The OTTI losses were $31.3 million and $138.3 million for year-to-date June 30, 2011 and 2010, respectively. The Bank's return on average equity for the six months ended June 30, 2011 was 0.76 percent, compared to (3.07) percent for the same prior year period.

Details of the Statement of Operations, including the impact of net interest income and derivatives and hedging activities on the results of operations, are presented more fully below. Details regarding the net OTTI credit losses are included in the "Credit and Counterparty Risk - Investments" section in Risk Management in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Core Earnings. As presented in Financial Highlights, core earnings for the three months ended June 30, 2011 and 2010 exclude the impact of OTTI charges, gains on sales of OTTI securities and related assessments, as applicable. For second quarter 2011, the Bank's core earnings totaled $15.3 million, a decrease of $13.5 million from second quarter 2010 core earnings. This decrease was due to lower net interest income in 2011. The Bank's core return on average equity was 1.54 percent for second quarter 2011, compared to 2.96 percent for second quarter 2010. Core earnings for the six months ended June 30, 2011 and 2010 totaled $32.9 million and $58.9 million, respectively. This decline was also due to lower net interest income in 2011. The Bank's core return on average equity was 1.64 percent for the six months ended June 30, 2011, compared to 3.10 percent for the same prior year period. Lower net interest income in both comparisons was due to balance sheet shrinkage and net interest margin compression, both of which are discussed in more detail below.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for the three and six months ended June 30, 2011 and 2010.

Average Balances and Interest Yields/Rates Paid

	Three Months Ended June 30,
	2011			2010
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold(1)	$5,102.3	$1.0	0.08	$4,824.0	$2.0	0.17
Interest-bearing deposits(2)	334.5	0.1	0.09	432.7	0.2	0.19
Investment securities(3)	16,506.7	81.3	1.98	13,734.2	101.0	2.95
Advances(4)	26,885.7	61.8	0.92	37,109.8	80.0	0.87
Mortgage loans held for portfolio(5)	4,198.1	51.4	4.91	4,945.5	62.3	5.05
Total interest-earning assets	53,027.3	195.6	1.48	61,046.2	245.5	1.61
Allowance for credit losses	(11.8)			(12.0)
Other assets(6)	567.3			93.9
Total assets	$53,582.8			$61,128.1
Liabilities and capital:
Deposits (2)	$1,137.0	$0.1	0.03	$1,223.6	$0.2	0.07
Consolidated obligation discount notes	13,131.2	3.4	0.10	11,588.7	5.1	0.17
Consolidated obligation bonds(7)	33,886.0	156.1	1.85	42,773.3	181.1	1.70
Other borrowings	32.0	—	0.12	44.3	—	0.23
Total interest-bearing liabilities	48,186.2	159.6	1.33	55,629.9	186.4	1.34
Other liabilities	1,400.5			1,598.7
Total capital	3,996.1			3,899.5
Total liabilities and capital	$53,582.8			$61,128.1
Net interest spread			0.15			0.27
Impact of noninterest-bearing funds			0.12			0.12
Net interest income/net interest margin		$36.0	0.27		$59.1	0.39
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
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.1 billion and $1.3 billion in 2011 and 2010, respectively.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $255.1 million and $282.2 million in 2011 and 2010, respectively.

Average Balances and Interest Yields/Rates Paid

	Six Months Ended June 30,
	2011			2010
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold(1)	$5,022.3	$2.7	0.11	$4,773.3	$3.3	0.14
Interest-bearing deposits(2)	333.7	0.2	0.12	473.5	0.4	0.16
Investment securities(3)	16,036.1	169.2	2.13	13,698.2	207.5	3.05
Advances(4)	27,246.3	126.0	0.93	38,618.1	154.3	0.81
Mortgage loans held for portfolio(5)	4,284.8	104.0	4.89	5,007.6	126.0	5.07
Total interest-earning assets	52,923.2	402.1	1.53	62,570.7	491.5	1.59
Allowance for credit losses	(10.3)			(12.0)
Other assets(6)	485.7			(18.1)
Total assets	$53,398.6			$62,540.6
Liabilities and capital:
Deposits (2)	$1,142.8	$0.3	0.04	$1,293.2	$0.4	0.06
Consolidated obligation discount notes	12,866.5	8.6	0.13	10,759.7	7.7	0.14
Consolidated obligation bonds(7)	33,918.2	318.0	1.89	45,037.4	365.3	1.64
Other borrowings	34.7	—	0.13	27.7		0.29
Total interest-bearing liabilities	47,962.2	326.9	1.37	57,118.0	373.4	1.32
Other liabilities	1,372.9			1,591.1
Total capital	4,063.5			3,831.5
Total liabilities and capital	$53,398.6			$62,540.6
Net interest spread			0.16			0.27
Impact of noninterest-bearing funds			0.13			0.11
Net interest income/net interest margin		$75.2	0.29		$118.1	0.38
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
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.1 billion and $1.4 billion in 2011 and 2010, respectively.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $257.2 million and $296.1 million in 2011 and 2010, respectively.

Net interest income for second quarter 2011 declined $23.1 million over second quarter 2010 due to both volume and interest rate changes. Yields on interest-earning assets declined 13 basis points, which was primarily due to lower yields on investments, partially offset by higher yields on advances. In contrast, the rates paid on interest-bearing liabilities declined only 1 basis point resulting in a compression of net interest spread. Lower funding costs on discount notes were offset by higher funding costs for bonds. Average interest-earning assets declined 13.1 percent driven primarily by the lower demand for advances. The decline was partially offset by an increase in average investment securities primarily driven by a higher level of certificates of deposit.

Net interest income for year-to-date June 2011 declined $42.9 million from the same prior year period due to both volume and interest rate changes. Yields on interest-earning assets declined 6 basis points, which was primarily due to lower yields on investments, partially offset by higher yields on advances. In contrast, the rates paid on interest-bearing liabilities increased 5 basis points resulting in a compression of net interest spread. Higher funding costs for bonds were partially offset by lower funding costs on discount notes. Average interest-earning assets declined 15.4 percent driven primarily by the lower demand for advances. The decline was partially offset by an increase in average investment securities primarily driven by a higher level of certificates of deposit.

Additional details and analysis regarding the shift in the mix of these categories are included in the “Rate/Volume Analysis” discussion below.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six months ended June 30, 2011 and 2010.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	Three Months Ended June 30			Six Months Ended June 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$0.1	$(1.1)	$(1.0)	$0.2	$(0.8)	$(0.6)
Interest-bearing deposits	—	(0.1)	(0.1)	(0.1)	(0.1)	(0.2)
Investment securities	17.8	(37.5)	(19.7)	31.5	(69.8)	(38.3)
Advances	(23.2)	5.0	(18.2)	(50.1)	21.8	(28.3)
Mortgage loans held for portfolio	(9.2)	(1.7)	(10.9)	(17.7)	(4.3)	(22.0)
Total interest-earning assets	$(14.5)	$(35.4)	$(49.9)	$(36.2)	$(53.2)	$(89.4)

Interest-bearing deposits	$—	$(0.1)	$(0.1)	$—	$(0.1)	$(0.1)
Consolidated obligation discount notes	0.6	(2.3)	(1.7)	1.4	(0.5)	0.9
Consolidated obligation bonds	(40.0)	15.0	(25.0)	(98.8)	51.5	(47.3)
Total interest-bearing liabilities	$(39.4)	$12.6	$(26.8)	$(97.4)	$50.9	$(46.5)

Total increase (decrease) in net interest income	$24.9	$(48.0)	$(23.1)	$61.2	$(104.1)	$(42.9)

The average balance sheet has shrunk considerably in both the quarter-over-quarter and year-over-year comparisons. Interest income declined in the comparisons driven by both rate and volume declines while the interest expense decline was driven by volume and partially offset by a rate increase for both comparisons.

In both the quarter-over-quarter and year-over-year comparisons, the decline in interest income was driven by all major interest-earning asset categories. The advances portfolio decline was due to a decrease in volume which was partially offset by a rate increase, while the investment portfolio declined due to a rate decrease which was partially offset by an increase in volume. The mortgage loans held for portfolio declined due to continued runoff in the portfolio as well as a decrease in yields. The decline in interest expense in both comparisons was due to a decrease in volume of consolidated obligation bonds partially offset by an increase in rates paid.

The investment securities portfolio includes trading, AFS and HTM securities. The increase in the average investment balance quarter-over-quarter and year-over-year was primarily due to increasing certificates of deposit, Agency notes and Agency MBS balances. Agency MBS balances increased as purchases exceeded the run-off of the existing MBS portfolio. The decrease in interest income in both comparisons was rate driven, partially related to the MBS portfolio as lower-yielding agency MBS have replaced the run-off of private label MBS, and partially related to the increased amount of lower-yielding certificates of deposit in the portfolio mix. The Bank has not purchased any private label MBS since late 2007, purchasing only agency and GSE MBS since 2008, including $1.4 billion in the first half of 2011.

The following table presents the average par balances of the Bank's advance portfolio for the three and six months ended June 30, 2011 and 2010.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Product	2011	2010	2011	2010
Repo/Mid-Term Repo	$7,552.7	$16,367.8	$7,723.7	$17,732.4
Core (Term)	12,906.7	12,976.9	13,159.1	12,950.1
Convertible Select	5,202.3	6,336.1	5,122.6	6,465.5
Total par value	$25,661.7	$35,680.8	$26,005.4	$37,148.0
Note:
(3)See the Bank's 2010 Form 10-K for descriptions of the Bank's advance products. Balances presented above do not include hedge accounting adjustments.

The average advances portfolio decreased significantly quarter-over-quarter and year-over-year. This decline in volume resulted in a decline in interest income for the comparison periods, despite an increase in the yield. Advance demand began to decline in the fourth quarter of 2008, and continued through the second quarter 2011, as members have grown core deposits and gained access to additional liquidity from the Federal Reserve and other government programs that initially became available in the second half of 2008. These government programs ended in first quarter 2010; however member demand has remained low. In addition, members have experienced continued low loan demand from their customers.

The interest income on this portfolio was primarily impacted by the different product mix of advances in the comparison periods. As presented in the Average Advances Portfolio Detail table, the decrease in average balances for the Repo product reflected the impact of members' high levels of retail deposits as well as members' reactions to the Bank's increased pricing of short-term advance products relative to market alternatives. The composition of advances in second quarter and year-to-date 2011 compared to the same periods in 2010 was weighted more to longer term products that have higher yields relative to short-term products.

The average mortgage loans held for portfolio balance declined quarter-over-quarter and year-over-year. The related interest income on the portfolio also declined. The decrease in the portfolio balance was due to the continued runoff of the existing portfolio, which more than offset new portfolio activity. The decrease in interest income was due to the lower average portfolio balances and a lower yield on the portfolio. The yield decrease was impacted by new lower yielding mortgage loans replacing the runoff of higher yielding loans, greater premium amortization and an increase in nonperforming loans for the second quarter and year-to-date 2011 relative to the same periods in 2010.

The consolidated obligations portfolio balance declined quarter-over-quarter and year-over-year. A decrease in the average bonds balance more than offset an increase in the average discount note balance in both comparisons. However, as part of the Bank's overall balance sheet management, the Bank has extended its debt as discussed below.

Interest expense on bonds likewise declined as the volume decrease more than offset the increase in rates paid. The rate increase was primarily due to longer term debt comprising a greater percentage of the average bond balances. This debt extension resulted in higher rates paid on bonds. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Net Interest Income Derivatives Effects” discussion below.

Interest expense on discount notes decreased from second quarter 2010 to second quarter 2011. The decrease was driven by a decrease in rates paid from second quarter 2010 to second quarter 2011, which was consistent with the general decrease in short-term rates for the comparison period. Interest expense on discount notes increased year-over-year as the volume increase was greater than the slight rate decrease for the period.

Market conditions continued to impact the cost of the Bank's consolidated obligations. During the second quarter of 2010, funding levels improved as the European sovereign debt crisis led to increased investor demand for GSE debt. Early in the third quarter, concerns regarding Europe subsided somewhat after the release of the European bank stress test results. As a result, spreads (cost of the Bank's debt in relation to U.S. Treasuries) migrated to more customary levels and remained there for the remainder of the 2010 and into the first half of 2011. In August 2011, Moody's reaffirmed the U.S. government's AAA debt rating, as well as the ratings of all U.S. government-related institutions that are directly linked to the U.S. government or are otherwise vulnerable to sovereign risk, and revised the outlook to negative. In addition, in August 2011, S&P lowered its U.S. long-term AAA sovereign credit rating, as well as the long-term credit ratings of all FHLBanks previously rated AAA, including the Bank, to AA+ with negative outlook. See the Executive Summary discussion in this Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for details regarding these actions.

Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for the three and six months ended June 30, 2011 and 2010. Derivative and hedging activities are discussed below.

Three Months Ended June 30, 2011 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$26,885.7	$61.8	0.92	$201.0	3.00	$(139.2)	(2.08)
Mortgage loans held for portfolio	4,198.1	51.4	4.91	52.0	4.97	(0.6)	(0.06)
All other interest-earning assets	21,943.5	82.4	1.51	82.4	1.51	—	—
Total interest-earning assets	$53,027.3	$195.6	1.48	$335.4	2.54	$(139.8)	(1.06)
Liabilities and capital:
Consolidated obligation bonds	$33,886.0	$156.1	1.85	$221.8	2.63	$(65.7)	(0.78)
All other interest-bearing liabilities	14,300.2	3.5	0.10	3.5	0.10	—	—
Total interest-bearing liabilities	$48,186.2	$159.6	1.33	$225.3	1.88	$(65.7)	(0.55)
Net interest income/net interest spread		$36.0	0.15	$110.1	0.66	$(74.1)	(0.51)
Note:
(1)Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

Three Months Ended June 30, 2010 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$37,109.8	$80.0	0.87	$301.1	3.26	$(221.1)	(2.39)
Mortgage loans held for portfolio	4,945.5	62.3	5.05	63.0	5.11	(0.7)	(0.06)
All other interest-earning assets	18,990.9	103.2	2.18	103.2	2.18	—	—
Total interest-earning assets	$61,046.2	$245.5	1.61	$467.3	3.07	$(221.8)	(1.46)
Liabilities and capital:
Consolidated obligation bonds	$42,773.3	$181.1	1.70	$292.1	2.74	$(111.0)	(1.04)
All other interest-bearing liabilities	12,856.6	5.3	0.16	5.3	0.16	—	—
Total interest-bearing liabilities	$55,629.9	$186.4	1.34	$297.4	2.14	$(111.0)	(0.80)
Net interest income/net interest spread		$59.1	0.27	$169.9	0.93	$(110.8)	(0.66)
Note:
(1)Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

Six Months Ended June 30, 2011 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$27,246.3	$126.0	0.93	$408.3	3.02	$(282.3)	(2.09)
Mortgage loans held for portfolio	4,284.8	104.0	4.89	105.5	4.97	(1.5)	(0.08)
All other interest-earning assets	21,392.1	172.1	1.62	172.1	1.62	—	—
Total interest-earning assets	$52,923.2	$402.1	1.53	$685.9	2.61	$(283.8)	(1.08)
Liabilities and capital:
Consolidated obligation bonds	$33,918.2	$318.0	1.89	$451.8	2.69	$(133.8)	(0.80)
All other interest-bearing liabilities	14,044.0	8.9	0.13	8.9	0.13	—	—
Total interest-bearing liabilities	$47,962.2	$326.9	1.37	$460.7	1.93	$(133.8)	(0.56)
Net interest income/net interest spread		$75.2	0.16	$225.2	0.68	$(150.0)	(0.52)
Note:
(1)Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

Six Months Ended June 30, 2010 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$38,618.1	$154.3	0.81	$624.1	3.26	$(469.8)	(2.45)
Mortgage loans held for portfolio	5,007.6	126.0	5.07	127.4	5.13	(1.4)	(0.06)
All other interest-earning assets	18,945.0	211.2	2.25	211.2	2.25	—	—
Total interest-earning assets	$62,570.7	$491.5	1.59	$962.7	3.10	$(471.2)	(1.51)
Liabilities and capital:
Consolidated obligation bonds	$45,037.4	$365.3	1.64	$597.8	2.68	$(232.5)	(1.04)
All other interest-bearing liabilities	12,080.6	8.1	0.13	8.1	0.13	—	—
Total interest-bearing liabilities	$57,118.0	$373.4	1.32	$605.9	2.14	$(232.5)	(0.82)
Net interest income/net interest spread		$118.1	0.27	$356.8	0.96	$(238.7)	(0.69)
Note:
(1)Impact of Derivatives includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

The Bank uses derivatives to hedge the fair market value changes attributable to the change in the LIBOR benchmark interest rate. The Bank generally uses interest rate swaps to hedge a portion of advances and consolidated obligations which convert the interest rates on those instruments from a fixed rate to a LIBOR-based variable rate. The purpose of this strategy is to protect the interest rate spread between the assets and liabilities. Using derivatives to convert interest rates from fixed to variable can increase or decrease net interest income. The variances in the advances and consolidated obligation derivative impacts from period to period are driven by the change in the average LIBOR-based variable rate, the timing of interest rate resets and the average hedged portfolio balances outstanding during any given period.

The impact of derivatives reduced net interest income and net interest spread for second quarter and year-to-date June 2011 and 2010. The impact to net interest income was less in 2011 compared to 2010 primarily due to the lower overall volume of hedged instruments year-over-year.

The Bank uses many different funding and hedging strategies, one of which involves closely match-funding most bullet advances with bullet debt which is designed in part to (1) avoid the use of derivatives where prudent, (2) restrain growth in the size of the Bank's derivatives portfolio, and (3) reduce the Bank's reliance on short-term funding.

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

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions. The Bank, together with the other FHLBanks, is actively participating in the regulatory process regarding the Dodd-Frank Act. These requirements have the potential of making derivative transactions more costly for the Bank and the other FHLBanks. See Legislative and Regulatory Developments in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for detailed discussion regarding the new requirements.

Other Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2011	2010	2011	2010
Services fees	$0.6	$0.7	$1.2	$1.3
Net losses on trading securities	—	(0.4)	—	(0.7)
Net gains (losses) on derivatives and hedging activities	(0.7)	(8.0)	0.1	(12.6)
Total OTTI losses	—	(20.4)	(3.1)	(22.6)
Portion of OTTI losses recognized in other comprehensive loss	(10.8)	(90.3)	(28.2)	(115.7)
Net OTTI credit losses	(10.8)	(110.7)	(31.3)	(138.3)
Net realized gains (losses) on AFS securities	7.3	(0.1)	7.3	(0.1)
Other income, net	1.5	1.5	4.0	3.9
Total other income (loss)	$(2.1)	$(117.0)	$(18.7)	$(146.5)

The Bank's total other losses for second quarter 2011 compared to second quarter 2010 reflected a reduction in net OTTI credit losses on the private label MBS portfolio and losses on derivatives and hedging activities, both of which were substantially lower than the second quarter 2010 activity. In addition, second quarter 2011 results included a gain on the sale of an AFS security. The net gains (losses) on trading securities in second quarter 2010 reflected the changes in the value of the Treasury bills held for swap collateral as well as the Rabbi trust investments, which offset the market risk of certain deferred compensation agreements.

The Bank's total other losses for the six months ended June 30, 2011 reflected lower net OTTI credit losses and an overall gain on derivatives and hedging activities compared to the same prior year period, as well as the gain on the sale of the AFS security.

See additional discussion on OTTI charges in Critical Accounting Policies and the “Credit and Counterparty Risk - Investments” discussion in Risk Management, both in this Item 2 Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q. The activity related to net gains on derivatives and hedging activities is discussed in more detail below.

Gains (Losses) on Derivatives and Hedging Activities. The Bank enters into interest rate swaps, caps, floors and swaption agreements, referred to collectively as interest rate exchange agreements and more broadly as derivative transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives fair values are either recorded in the Statement of Operations or accumulated other comprehensive income within the capital section of the Statement of Condition depending on the hedge strategy.

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

The following tables detail the net effect of derivatives and hedging activities in other income for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(14.8)	$—	$—	$9.6	$(5.2)
Net interest settlements included in net interest income (2)	(124.4)			56.1	(68.3)
Total net interest income	$(139.2)	$—	$—	$65.7	$(73.5)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(1.1)	$—	$—	$1.0	$(0.1)
Gains (losses) on derivatives not receiving hedge accounting	(0.2)	(1.7)	0.7	0.6	(0.6)
Other		—	—	—	—
Total net gains (losses) on derivatives and hedging activities	$(1.3)	$(1.7)	$0.7	$1.6	$(0.7)
Total net effect of derivatives and hedging activities	$(140.5)	$(1.7)	$0.7	$67.3	$(74.2)

	Three Months Ended June 30, 2010
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(9.3)			$7.7	$(1.6)
Net interest settlements included in net interest income (2)	(211.8)			103.3	(108.5)
Total net interest income	$(221.1)	$—	$—	$111.0	$(110.1)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(6.1)			$(1.8)	$(7.9)
Gains (losses) on derivatives not receiving hedge accounting	0.1	(1.6)	1.3	—	(0.2)
Other	—	0.1	—	—	0.1
Total net gains (losses) on derivatives and hedging activities	$(6.0)	$(1.5)	$1.3	$(1.8)	$(8.0)
Total net effect of derivatives and hedging activities	$(227.1)	$(1.5)	$1.3	$109.2	$(118.1)

	Six Months Ended June 30, 2011
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(29.5)	$—	$—	$16.9	$(12.6)
Net interest settlements included in net interest income (2)	(252.8)	—	—	116.9	(135.9)
Total net interest income	$(282.3)	$—	$—	$133.8	$(148.5)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$0.4	$—	$—	$0.3	$0.7
Gains (losses) on derivatives not receiving hedge accounting	—	(2.1)	0.8	0.5	(0.8)
Other	—	0.2	—	—	0.2
Total net gains (losses) on derivatives and hedging activities	$0.4	$(1.9)	$0.8	$0.8	$0.1
Total net effect of derivatives and hedging activities	$(281.9)	$(1.9)	$0.8	$134.6	$(148.4)

	Six Months Ended June 30, 2010
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(13.6)	$—	$—	$8.4	$(5.2)
Net interest settlements included in net interest income (2)	(456.2)	—	—	224.1	(232.1)
Total net interest income	$(469.8)	$—	$—	$232.5	$(237.3)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(7.8)	$—	$—	$(0.9)	$(8.7)
Gains (losses) on derivatives not receiving hedge accounting	—	(6.0)	1.7	—	(4.3)
Other	—	0.4	—	—	0.4
Total net gains (losses) on derivatives and hedging activities	$(7.8)	$(5.6)	$1.7	$(0.9)	$(12.6)
Total net effect of derivatives and hedging activities	$(477.6)	$(5.6)	$1.7	$231.6	$(249.9)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for some of its advances and consolidated obligations using interest rate swaps. For both second quarter 2011 and 2010, total ineffectiveness related to these fair value hedges resulted in a loss. For the six months ended June 30, 2011, total ineffectiveness related to these fair value hedges resulted in a gain compared to a loss in the same prior year period. The overall notional amount decreased from $37.8 billion at June 30, 2010 to $26.6 billion at June 30, 2011. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a loss in both second quarter 2011 and 2010 as well as for the six months ended June 30, 2011 and 2010. The overall notional amount of economic hedges was $2.3 billion and $1.5 billion at June 30, 2011 and 2010, respectively.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20 percent) and AHP contributions (10 percent) have equated to a proportion of the Bank's net income comparable to that paid in income tax by fully taxable entities. On August 5, 2011, the Finance Agency issued a notice certifying that the FHLBanks’ July REFCORP payment to the U.S. Department of Treasury, which was based on second quarter 2011 income, resulted in full satisfaction of the FHLBanks’ REFCORP obligation. As a result, the FHLBanks are no longer required to pay quarterly REFCORP assessments. Beginning in the third quarter of 2011, under the terms of the Amended JCEA, which became effective upon the Finance Agency's approval, the Bank will recognize 20 percent of its net income as RRE on a prospective basis. The Amended JCEA and RRE account are discussed in further detail in Note 11 to the unaudited financial statements in Item 1. Financial Statements (unaudited) in the quarterly report filed on this Form 10-Q.

In 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank used its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future). This overpayment was recorded as a prepaid asset and reported as “prepaid REFCORP assessment” on the Statement of Condition at December 31, 2008. In April 2011, the Bank received settlement of the outstanding receivable balance from REFCORP, reducing the prepaid asset to zero.

Financial Condition

The following is Management's Discussion and Analysis of the Bank's financial condition at June 30, 2011 compared to December 31, 2010. This should be read in conjunction with the Bank's unaudited interim financial statements and notes in this quarterly report and the audited Financial Statements in the Bank's 2010 Form 10-K.

Assets

The Bank's total assets decreased from December 31, 2010 to June 30, 2011, primarily due to declining advance demand by members. Total housing finance-related assets, which include MPF Program loans, advances, MBS and other mission-related investments, decreased during the first six months of 2011 as well.

Advances and Mortgage Loans Held for Portfolio. Advances. At June 30, 2011, the Bank had advances to 196 borrowing members, compared to 202 borrowing members at December 31, 2010. A significant concentration of the advances continued to be from the Bank's five largest borrowers. Total advances outstanding to the Bank's five largest members decreased as of June 30, 2011 compared to December 31, 2010. Overall decreases in advances reflect a stronger deposit market and low member demand. This is evidenced by a decline of $3.0 billion in the Repo/Mid-Term Repo product, the Bank's shorter term advance product, as presented below.

The following table provides information on advances by different product type at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
in millions	2011	2010
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$25.0	$1,020.0
Core (Term)	1,748.0	998.0
Total adjustable/variable-rate indexed	$1,773.0	$2,018.0
Fixed rate:
Repo/Mid-Term Repo	$7,672.2	$9,691.9
Core (Term)	10,861.8	10,898.7
Total fixed rate	$18,534.0	$20,590.6
Convertible	$4,850.9	$5,197.2
Amortizing/mortgage-matched:
Core (Term)	$515.3	$591.2
Total par balance	$25,673.2	$28,397.0
Total callable advances	$2.0	$22.0

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the six months ended June 30, 2011 and the year ended December 31, 2010.

	June 30,	December 31,
Member Asset Size	2011	2010
Less than $100 million	28	32
Between $100 million and $500 million	109	121
Between $500 million and $1 billion	42	45
Between $1 billion and $5 billion	28	29
Greater than $5 billion	15	15
Total borrowing members during the year	222	242
Total membership	302	308
Percent of members borrowing during the period	73.5%	78.6%
Total borrowing members with outstanding loan balances at period-end	196	202
Percent of members borrowing at period-end	64.9%	65.6%

During the first six months of 2011, changes in the Bank's membership resulted in a net decrease of six members. This activity included one out-of-district merger, five members who merged within the Bank's district, one member whose five year stock redemption period expired and one new member.

See the “Credit and Counterparty Risk - TCP and Collateral” discussion in the Risk Management section of Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of June 30, 2011.

Mortgage Loans Held for Portfolio. The Bank's net mortgage loans held for portfolio under the MPF Program decreased from December 31, 2010 to June 30, 2011, driven primarily by the continued runoff of the existing portfolio, which more than offset new portfolio purchase activity. New portfolio activity has been negatively impacted by: (1) the current economic environment, which has resulted in fewer mortgage loan originations; (2) the Bank's 4.0 percent capital stock requirement on new MPF loans, which was previously 0 percent; and (3) the Bank's business decision to focus on purchasing MPF loans directly originated by member banks in district rather than nationwide indirect originations sourced by members.

The Bank currently has a loan modification plan in place for participating financial institutions (PFIs) under the MPF program. As of June 30, 2011, there had been few requests for loan modifications.

The Bank's outstanding advances, mortgage loans, nonaccrual mortgage loans, mortgage loans 90 days or more delinquent and accruing interest, and Banking on Business (BOB) loans are presented in the following table.

	June 30,	December 31,
(in millions)	2011	2010
Advances(1)	$26,912.4	$29,708.4
Mortgage loans held for portfolio, net(2)	4,131.3	4,483.0
Nonaccrual mortgage loans, net(3)	82.1	80.9
Mortgage loans 90 days or more delinquent and still accruing interest(4)	8.6	10.4
BOB loans, net(5)	15.0	14.1
Nonaccrual BOB loans (5)	1.2	19.9
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

The Bank has experienced an increase in its conventional MPF Program's nonaccrual mortgage loans held for portfolio due to continuing deterioration in the mortgage market. However, this balance reflects only 0.75 percent of the MPF Original portfolio and 2.7 percent of the MPF Plus portfolio. These continue to outperform the national average of 3.9 percent. The Bank permits PFI's to repurchase loans that meet certain pre-established criteria (i.e., government-guaranteed loans) at the time of the sale of the loans to the Bank.

In addition, the allowance for credit losses on mortgage loans held for portfolio increased $6.0 million from year-end. This increase was driven by a change in the estimates used to determine the allowance for credit losses. These changes in estimates included using actual 12-month historical performance for probability of default and loss given default and a more detailed analysis at the Master Commitment Level. In addition, during the second quarter of 2011, the Bank's estimated life of the portfolio decreased, which decreased the amount of losses expected to be recaptured in future periods.

 Investments. At June 30, 2011, the Bank's total interest-bearing deposits and Federal funds sold remained relatively flat from December 31, 2010. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' potential loan demand and regulatory liquidity requirements.

The increase in investment securities from December 31, 2010 to June 30, 2011 was primarily due to purchases of certificates of deposit and agency MBS. This activity was partially offset by MBS paydowns during the first six months of 2011. The Bank has not purchased any private label MBS since late 2007.

The following tables summarize key investment securities portfolio statistics.

	Carrying Value
(in millions)	June 30, 2011	December 31, 2010
Trading securities:
U.S. Treasury bills	$879.9	879.9
TLGP investments	250.1	250.1
Mutual funds offsetting deferred compensation	4.6	6.0
Total trading securities	$1,134.6	$1,136.0
AFS securities:
GSE securities	$374.3	$—
MBS:
GSE residential MBS	574.4	—
Private label residential MBS	1,922.1	2,200.4
HELOCs	17.5	15.4
Mutual funds partially securing supplemental retirement plan	2.0	2.0
Total AFS securities	$2,890.3	$2,217.8
HTM securities:
Certificates of deposit	$3,950.0	$3,550.0
State or local agency obligations	288.5	369.7
GSE securities	296.0	803.7
MBS:
U.S. agency	2,578.9	2,396.0
GSE residential MBS	2,783.7	2,646.5
Private label residential MBS	1,854.4	2,268.4
HELOCs	20.3	23.5
Total HTM securities	$11,771.8	$12,057.8
Total investment securities	$15,796.7	$15,411.6

The following table presents the maturity and yield characteristics for the investment securities portfolio, assuming no principal prepayments, as of June 30, 2011. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury bills	$879.9	$—	$—	$—	$879.9
TLGP investments	250.1	—	—	—	250.1
Mutual funds offsetting deferred compensation	4.6	—	—	—	4.6
Total trading securities	$1,134.6	$—	$—	$—	$1,134.6
Yield on trading securities	0.46%	n/a	n/a	n/a	0.46%

AFS securities:
GSE securities	$—	$374.3	$—	$—	$374.3
MBS:
GSE residential MBS	—	—	37.4	537.0	574.4
Private label residential MBS	—	—	—	1,922.1	1,922.1
HELOCs	—	—	—	17.5	17.5
Mutual funds partially securing supplemental retirement plan	2.0	—	—	—	2.0
Total AFS securities	$2.0	$374.3	$37.4	$2,476.6	$2,890.3
Yield on AFS Securities	n/a	0.51%	2.08%	4.64%	4.15%

HTM securities:
Certificates of deposit	$3,950.0	$—	$—	$—	$3,950.0
State or local agency obligations	—	3.9	8.1	276.5	288.5
GSE securities	—	296.0	—	—	296.0
MBS:
U.S. agency	—	—	474.3	2,104.6	2,578.9
GSE residential MBS	—	—	988.7	1,795.0	2,783.7
Private label residential MBS	—	—	114.4	1,740.0	1,854.4
Private label HELOCs	—	—	—	20.3	20.3
Total HTM securities	$3,950.0	$299.9	$1,585.5	$5,936.4	$11,771.8
Yield on HTM securities	0.21%	1.24%	2.48%	2.10%	1.50%

Total investment securities	$5,086.6	$674.2	$1,622.9	$8,413.0	$15,796.7
Yield on securities	0.27%	0.83%	2.47%	2.94%	1.97%

Interest-bearing deposits	$8.8	$—	$—	$—	$8.8
Federal funds sold	3,380.0	—	—	—	3,380.0
Total investments	$8,475.4	$674.2	$1,622.9	$8,413.0	$19,185.5

As of June 30, 2011, the Bank held securities from the following issuers with a book value greater than 10 percent of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Freddie Mac	$2,627.1	$2,649.8
Ginnie Mae	2,104.6	2,113.8
Fannie Mae	1,401.3	1,407.7
U.S. Treasury	879.9	879.9
J.P. Morgan Mortgage Trust	674.9	667.1
Wells Fargo Mortgage Backed Securities Trust	489.4	478.0
National Credit Union Association	474.3	475.4
BNP Paribas	400.0	400.0
Westpac Banking Corp	400.0	400.0
Toronto Dominion Bank	400.0	400.0
Total	$9,851.5	$9,871.7

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

Liabilities and Capital

Commitments and Off-Balance Sheet Items. At June 30, 2011, the Bank was obligated to fund approximately $149.1 million in additional advances, $18.5 million of mortgage loans and $6.7 billion in outstanding standby letters of credit, and to issue $1.4 billion in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

During the first quarter of 2011, management developed and adopted a revised framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The new framework includes five risk elements that comprise the Bank's total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operational risk; and (5) accounting risk. The retained earnings target generated from this framework will be sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private-label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generates a retained earnings target of $872 million as of June 30, 2011, which is projected to decline to $521 million over a five-year time horizon, based on runoff of the private label MBS portfolio as well as the Bank's risk management actions. The framework will also assist management in its overall analysis of the level of future excess stock repurchases and dividends.

The following table presents a rollforward of retained earnings for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
(in millions)	2011	2010
Balance, beginning of the period	$397.3	$389.0
Net income (loss)	15.2	(58.3)
Balance, end of the period	$412.5	$330.7

On February 28, 2011, the 12 FHLBanks, including the Bank, entered into a JCEA intended to enhance the capital position of each FHLBank. The JCEA was amended by the FHLBanks effective August 5, 2011. For additional information, see Note 11 to the unaudited financial statements in Item 1. Financial Statements (unaudited) in the quarterly report filed on this Form 10-Q.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources as of June 30, 2011, which should be read in conjunction with the unaudited interim financial statements and notes included in this quarterly report filed on Form 10-Q and the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulations require the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operational risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	June 30,	March 31,	December 31,	September 30,
(in millions)	2011	2011	2010	2010
Permanent capital:
Capital stock (1)	$3,695.5	$3,837.7	$4,021.1	$4,182.8
Retained earnings	412.5	399.8	397.3	375.8
Total permanent capital	$4,108.0	$4,237.5	$4,418.4	$4,558.6

RBC requirement:
Credit risk capital	$693.2	$777.4	$797.6	$836.3
Market risk capital	397.9	484.3	448.7	578.7
Operations risk capital	327.4	378.4	373.9	424.5
Total RBC requirement	$1,418.5	$1,640.1	$1,620.2	$1,839.5
Excess permanent capital over RBC requirements	$2,689.5	$2,597.4	$2,798.2	$2,719.1
Note:
(1)Capital stock includes mandatorily redeemable capital stock.

The Bank continues to maintain excess permanent capital over the RBC requirement. However, the total excess decreased slightly from year-end due to the partial repurchases of excess capital stock in February and April 2011, which reduced total permanent capital. This impact was partially offset by a decrease in the requirements for all three RBC categories.

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. On June 20, 2011, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2011. In its determination, the Finance Agency maintained concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2011.

In April 2011, the Board revised it Retained Earnings and Dividend policy. See details regarding these revisions in the "Capital and Retained Earnings" discussion in Financial Condition in Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Capital and Leverage Ratios

In addition to the requirements for RBC, the Finance Agency has mandated maintenance of certain capital and leverage ratios. The Bank must maintain total regulatory capital and leverage ratios of at least 4.0 percent and 5.0 percent of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. To enhance overall returns, it has been the Bank's practice to utilize leverage within an appropriate operating range when market conditions permit, while maintaining compliance with statutory, regulatory and Bank policy limits. The Bank exceeded all regulatory capital requirements at June 30, 2011.

(dollars in millions)	June 30, 2011	December 31, 2010
Capital Ratio
Regulatory capital (permanent capital plus off-balance sheet credit reserves)	$4,108.1	$4,418.6
Capital ratio (regulatory capital as a percent of total assets) - minimum 4.0%	7.9%	8.3%

Leverage Ratio
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus off-balance sheet credit reserves)	$6,162.1	$6,627.8
Leverage ratio (leverage capital as a percent of total assets) - minimum 5.0%	11.9%	12.4%

As previously mentioned, the Bank's capital stock is owned by its members. The concentration of the Bank's capital stock is presented in the table below.

(dollars in millions)	June 30, 2011	December 31, 2010
Commercial banks	$2,010.8	$2,192.2
Thrifts	1,545.0	1,705.0
Credit unions	50.9	54.9
Insurance companies	57.3	34.8
Total GAAP capital stock	3,664.0	3,986.9
Mandatorily redeemable capital stock	31.5	34.2
Total capital stock	$3,695.5	$4,021.1

The composition of the Bank's membership by institution type is presented in the table below.

	June 30, 2011	December 31, 2010
Commercial banks	187	191
Thrifts	89	90
Credit unions	23	24
Insurance companies	3	3
Total	302	308

On February 28, 2011, the 12 FHLBanks, including the Bank, entered into a JCEA intended to enhance the capital position of each FHLBank. The JCEA was amended by the FHLBanks effective August 5, 2011. For additional information, see Note 11 to the unaudited financial statements in Item 1. Financial Statements (unaudited) in the quarterly report filed on this Form 10-Q.

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

Since January 1, 2011, the Bank has made changes to its allowance for credit losses on mortgage loans held for portfolio and BOB loans as a result of changes in the estimates. In addition, the Bank has provided an update with respect to REFCORP based on changes in circumstances. The impact of the changes on the Bank's Critical Accounting Policies is discussed below.

Allowance for Credit Losses on Banking on Business Loans. During the first quarter of 2011, the Bank updated its probability of default from national statistics for speculative grade debt to the actual performance of the BOB program. The Bank also eliminated the adjustment to probability of default as a result of trends in gross domestic product. In addition, as a result of the collection history of BOB loans, the Bank no longer has doubt about the ultimate collection of BOB loans and only considers BOB loans that are delinquent to be nonperforming assets. The impact of the change in estimate was immaterial.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio. During the first quarter of 2011, the Bank updated its probability of default and loss given default from national statistics (adjusted for actual results) for mortgage loans to the actual 12 month historical performance of the Bank's mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral. The change in estimate also includes a more granular Master Commitment analysis of credit enhancements. The impact of the change in estimate was immaterial.

Future REFCORP Payments. In April 2011, the U.S. Treasury repaid the Bank's overpayment of REFCORP, which was reported as a prepaid asset of $36.9 million in the Bank's financial statements at March 31, 2011. During third quarter 2011, the FHLBank System satisfied its REFCORP obligation in full. Therefore, beginning in third quarter 2011, Future REFCORP Payments will no longer be a Critical Accounting Policy of the Bank.

Recently Issued Accounting Standards and Interpretations. The FASB has proposed various changes through multiple exposure drafts related to the accounting for financial instruments and derivatives and hedging activities (collective referred to as the FI ED). Although only proposed at this time, if approved the FI ED is expected to have a material impact on the Bank's Statements of Operations, Condition, and Changes in Capital. In addition, the FI ED, as proposed, is expected to significantly change all of the Bank's Critical Accounting Policies except for Guarantees and Consolidated Obligations. The Bank is continuing to monitor the FI ED's status.

See Note 1 to the unaudited financial statements in Item 1. Financial Statements in the quarterly report filed on this Form 10-Q for a discussion of recent accounting pronouncements that are relevant to the Bank's business.

Legislative and Regulatory Developments

The legislative and regulatory environment for the Bank continues to change as financial regulators issue proposed and/or final rules to implement the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) enacted in July 2010 and Congress begins to debate proposals for housing finance and GSE reform.

As discussed under Legislative and Regulatory Developments in the Bank's 2010 Form 10-K, the Dodd-Frank Act will likely impact the FHLBanks' business operations, funding costs, rights, obligations, and/or the environment in which the FHLBanks carry out their mission. Certain regulatory actions during the period covered by this report resulting from the Dodd-Frank Act that may have an important impact on the Bank are summarized below, although the full effect of the Dodd-Frank Act will become known only after the required regulations, studies and reports are issued and finalized.

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

New Requirements for the Bank's Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process pursuant to which it will determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. Based on the effective date of this rule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of the Bank's swaps will be required to be cleared until the last week of 2011, at the very earliest, and it is possible that such date will be some time in 2012.

Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared trades have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require the Bank to enter into new relationships and accompanying documentation with clearing members and additional documentation with its swap counterparties.

The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including new mandatory reporting requirements, new documentation requirements and new minimum margin and capital requirements imposed by bank and other federal regulators. Under the proposed margin rules, the Bank will have to post both initial margin and variation margin to the Bank's swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as "low-risk financial end users." Pursuant to additional Finance Agency provisions, the Bank will be required to collect both initial margin and variation margin from the Bank's swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank and thus also make uncleared trades more costly.

The CFTC has issued a proposed rule requiring that collateral posted by swaps customers to a clearinghouse in connection with cleared swaps, be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the Bank's clearing member. Such commingling would put the Bank's collateral at risk in the event of a default by another customer of the Bank's clearing member. To the extent the CFTC's final rule places the Bank's posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely impacted.

The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that the Bank will be required to register as a “swap dealer” for the derivative transactions that the Bank enters into with dealer counterparties for the purpose of hedging and managing the Bank's interest rate risk, which constitute the great majority of the Bank's derivative transactions. However, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer based on the intermediated “swaps” that the Bank has historically entered into with its members.

It is also unclear how the final rule will treat the call and put optionality in certain advances to the Bank's members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance clarify that certain products will and will not be regulated as “swaps.” While it is unlikely that transactions between the Bank and the Bank's member customers will be treated as “swaps” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.

Depending on how the terms “swap” and “swap dealer” are finally defined in the final regulations, the Bank may be faced with the business decision of whether to continue to offer “swaps” to member customers if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer, the proposed regulations would permit the Bank to apply to the CFTC to limit such designation to those specified activities for which the Bank is acting as a swap dealer. Upon such designation, the hedging activities of the Bank would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference "swap dealer," "major swap participant," "eligible contract participant" and "swap." These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant term; or (2) December 31, 2011. In addition, the provisions of the Dodd-Frank Act that will have the most effect on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations between now and the end of 2011, but it is not expected that such final regulations will become effective until the end of 2011, and delays beyond that time are possible.

The Bank, together with the other FHLBanks, are actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. The Bank and the other FHLBanks are also working to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

Other Banking Regulatory Actions

Banking Agency Revisions to Regulations to Permit Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and other applicable banking regulators have proposed to rescind their regulations prohibiting paying interest on demand deposits effective July 21, 2011. FHLBank members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits which could reduce their funding needs from the FHLBank.

Joint Regulatory Actions

Proposed Rule on Credit Risk Retention for Asset-Backed Securities. As discussed under Legislative and Regulatory Developments in the Bank's Form 10-Q for the quarter ended March 31, 2011 on April 29, 2011, the Federal banking agencies, the Finance Agency, the Department of Housing and Urban Development and the SEC jointly issued a notice of proposed rulemaking, which proposes regulations requiring sponsors of asset-backed securities to retain a minimum of a five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications. The proposed rule outlines the permissible forms of retention of economic interests (either in the form of retained interests in specified classes of the issued asset-backed securities or in randomly selected assets from the potential pool of underlying assets). The proposed rule also specified criteria for qualified residential mortgage loans that would make them exempt from the risk retention requirements. The final rule that results from this process is likely to have a significant impact on the structure, operation and financial health of the mortgage finance sector and if adopted as proposed could significantly reduce the overall amount of financing available to creditworthy borrowers. A contraction in mortgage lending in turn could reduce members' need for FHLBank advances, decrease the amount of collateral available to secure such advances and result in lower values for available collateral. The final rule may also have implications for FHLBank Acquired Member Asset programs if the programs are determined to be subject to the final rule and required to be restructured to replace the existing credit risk sharing methodology with an across the board five percent risk retention by the seller of the mortgages to the FHLBanks. The comments on this proposed rule were due August 1, 2011.

Proposed Rule on Incentive-Based Compensation Arrangements. As discussed under Legislative and Regulatory Developments in the Bank's Form 10-Q for the quarter ended on March 31, 2011 on April 14, 2011, seven federal financial regulators, including the Finance Agency, published a proposed rule that would implement Section 956 of the Dodd-Frank Act. Section 956 requires these agencies to issue joint regulations that prohibit “covered financial institutions” from entering into incentive-based compensation arrangements that encourage inappropriate risks and requiring deferral of the payment of incentive-based compensation. The proposed rule would impact the design of the Bank's compensation policies and practices, including its incentive compensation policies and practices, if adopted as proposed. Comments on the proposed rule were due on May 31, 2011.

Finance Agency Regulatory Actions

Final Conservatorship/Receivership Regulation. On June 20, 2011, the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks effective July 20, 2011. The final regulation addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the FDIC receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. The Finance Agency explained its general approach in adopting the final regulation was to set out the basic general framework for conservatorships and receiverships.

Under the final regulation:

•
Claims of FHLBank members arising from the members' deposit accounts, service agreements, advances, and other transactions with their FHLBanks are distinct from such members' equity claims as holders of FHLBank stock. The final regulation clarifies that the lowest priority position for equity claims only applies to members' claims in regard to their FHLBank stock; the priority position does not apply to claims arising from other member transactions with an FHLBank;

•
An FHLBank's claim for repayment/reimbursement in regard to making payment on any consolidated obligations of another FHLBank in conservatorship or receivership following its default in making such payment would be treated as a general creditor claim against the defaulting FHLBank. The Finance Agency noted in the preamble to the final regulation that it could also address such reimbursement in policy statements or discretionary decisions;

•
With respect to property held by an FHLBank in trust or in custodial arrangements, the Finance Agency confirmed that it expects to follow FDIC and bankruptcy practice and such property would not be considered part of a receivership estate and would not be available to satisfy general creditor claims.

Final Investment Regulation. On May 20, 2011 the Finance Agency issued a final investment regulation effective June 20, 2011. The final regulation is narrowly focused and codifies the existing 300 percent of capital and other existing policy limitations on the FHLBanks' MBS purchases and use of derivatives. The Finance Agency stated in the preamble to the final regulation that it continues to have concerns about FHLBank investments, including investments in MBS, and will likely issue a future rulemaking addressing all aspects of the FHLBanks' investment authority.
Final Rule on FHLBank Liabilities. As discussed under Legislative and Regulatory Developments in the Bank's Form 10-Q filed for the quarter ended March 31, 2011 on April 4, 2011, the Finance Agency issued a final rule effective May 4, 2011. Among other things, this rule reorganized and re-adopted Finance Agency regulations dealing with consolidated obligations and implemented statutory amendments that removed authority from the Finance Agency to issue consolidated obligations. This rule is not expected to have any adverse impact on the FHLBanks' joint and several liability for the principal and interest payments on consolidated obligations.

Proposed Rule on Prudential Management Standards. On June 20, 2011 the Finance Agency issued a proposed rule, as required by HERA, to establish prudential standards with respect to ten categories of operation and management of the FHLBanks and the GSEs, including internal controls, interest rate risk exposure, market risk, and others. The Finance Agency has proposed to adopt the standards as guidelines, which generally provide principles and leave to the regulated entities the obligation to organize and manage themselves to ensure that the standards are met, subject to agency oversight. The proposed rule also includes procedural provisions relating to the consequences for failing to meet applicable standards, such as requirements regarding submission of a corrective action plan to the Finance Agency. Comments on the proposal are due August 19, 2011.

Housing Finance and GSE Reform.

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

In response, a number of bills have been introduced in Congress in both the first and second quarters of 2011 including covered bond legislation. It is expected that GSE legislative activity will continue. While none proposes specific changes to the FHLBanks, the Bank could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. For example, the FHLBanks traditionally have allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the FHLBanks' investment strategies would likely be affected by winding down those entities.  Winding down these two GSEs, or limiting the amount of mortgages they purchase, also could increase demand for FHLBank advances if FHLBank members respond by retaining more of their mortgage loans in portfolio and using advances to fund the loans. Additionally it is possible that the Finance Agency could consider regulatory actions consistent with the report, including restricting membership by allowing each eligible institution to be an active member of a single FHLBank or limiting the level of advances outstanding to larger members. It is also possible that Congress will consider any or all of the specific changes to the FHLBanks suggested by the Administration's proposal. If regulation or legislation is enacted incorporating these changes, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority.  Additionally, if Congress enacts legislation encouraging the development of a covered bond market, FHLBank advances could be reduced in time as larger members use covered bonds as an alternative form of wholesale mortgage financing.

The ultimate effects of housing finance and GSE reform or any other legislation including any legislation to address the debt limit or federal deficit on the FHLBanks is unknown at this time and will depend on the legislation or regulations, if any, that are finally enacted.

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

Effective for second quarter 2011, an updated floor of 87.5 percent was established for MV/CS, demonstrating the Board's commitment to move the Bank toward par value capital stock. MV/CS will be measured against the floor monthly. When MV/CS is below the established floor at the end of a quarter, excess capital stock repurchases and dividend payouts will be restricted. When MV/CS is above the established floor, additional analysis of the adequacy of retained earnings will be performed, taking into consideration the impact of excess capital stock repurchases and/or dividend payouts.

The following table presents the MV/CS as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010

Market Value of Equity to Par Value of Capital Stock	97.9%	93.3%

The improvement in the MV/CS in the first six months of 2011 was primarily due to the price appreciation and narrowing of spreads on the private label MBS portfolio as well as principal paydowns on the portfolio. Because the MV/CS ratio was above 87.5 percent at June 30, 2011, the Bank performed additional analysis of capital adequacy taking into consideration the impact of excess capital stock repurchases. As a result of this analysis, the Bank executed a partial repurchase of excess capital stock on July 29, 2011. The amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding on July 28, 2011. The Bank also executed partial repurchases in February and April 2011. The effect of these repurchases was a minor reduction in the MV/CS ratio, which was more than offset by the factors noted above that drove the overall improvement in the ratio from year-end.

On December 23, 2008, the Bank announced its voluntary decision to temporarily suspend payment of dividends until further notice. There were no dividends declared or paid in 2010 or in the first six months of 2011.

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

First, the definitions of subprime and nontraditional residential mortgage loans and MBS were updated to be consistent with Federal Financial Institutions Examination Council (FFIEC) and Finance Agency Guidance. Second, the overall risk limits were established for exposure to subprime and nontraditional residential mortgages. Currently, subprime exposure limits are essentially established at zero. With respect to nontraditional exposure, the Bank has established overall limits and portfolio sublimits. The overall risk limit for nontraditional exposure is 25 percent (i.e., the total overall nontraditional exposure cannot exceed 25 percent of the sum of the collateral pool plus MBS investments plus mortgage loans). The nontraditional exposure sublimit for the collateral pool has been set at 25 percent. The private label MBS portfolio includes some subprime and nontraditional assets; however, these legacy assets are excluded from these limits. Third, an enhanced reporting process has been established to aggregate the volume of nontraditional loans and MBS investments which includes any potential exposure. Lastly, with respect to collateral, all members are required to identify subprime and nontraditional loans and MBS and provide periodic certification that they comply with the FFIEC guidance.

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

The Bank's Market Risk Model. Significant resources, both in analytical computer models and staff, are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position and interest rate risk. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments. Throughout 2010 and into 2011, the Bank has continued to update the mortgage prepayment models used within the market risk model to more accurately reflect expected prepayment behavior.

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

In response to unprecedented mortgage spread levels, management developed an Alternative Risk Profile to exclude the effects of increases in certain mortgage-related asset credit spreads to better reflect the underlying interest rate risk and facilitate prudent management of the Bank's balance sheet. Approved use of the alternate calculation of duration of equity for monitoring against established limits was extended through December 31, 2011.

The following table presents the Bank's duration of equity exposure in accordance with the actual and Alternative Risk Profile duration of equity calculation at June 30, 2011 and December 31, 2010.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternative duration of equity:
June 30, 2011	1.8	2.8	3.5
December 31, 2010	1.3	3.2	4.1

Actual duration of equity:
June 30, 2011	2.7	3.4	3.9
December 31, 2010	3.0	4.2	4.5
Note: Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

The extension in the Alternative base duration of equity from year-end was primarily due to prepayment modeling changes. These modeling changes lowered the overall sensitivity of mortgage prepayments to rate changes and had limited impact in the "Up 100" and "Up 200" basis point shock scenarios, which declined due to lower longer-term interest rates. The effects of the excess capital stock repurchases in February and April 2011 and debt calls since year-end 2010 were largely offset by balance sheet management actions taken in the first six months of 2011.

The Bank continues to monitor the mortgage and related fixed income markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

Earned Dividend Spread (EDS). The Bank's asset/liability management policy also measures interest rate risk based on an earned dividend spread (EDS). EDS is defined as the Bank's return on average capital stock in excess of the average return of an established benchmark market index, 3-month LIBOR in the Bank's case, for the period measured. The EDS Floor represents the minimum acceptable return under the selected interest rate scenarios, for both Year 1 and Year 2. For both Years 1 and 2, the EDS Floor is 3-month LIBOR plus 15 basis points. EDS Volatility is a measure of the variability of the Bank's EDS in response to shifts in interest rates, specifically the change in EDS for a given time period and interest rate scenario compared to the current base forecasted EDS. See the Qualitative and Quantitative Disclosures Regarding Market Risk discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K for additional details regarding EDS

The following table presents the Bank's EDS level and EDS Volatility as of June 30, 2011 and December 31, 2010. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario during the fourth quarter of 2009 with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at June 30, 2011.

	Earned Dividend Spread Yield Curve Shifts(1) (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
June 30, 2011	158	(4)	151	(11)	162	228	66	298	136
December 31, 2010	129	(20)	154	5	149	164	15	195	46

Year 2 Return Volatility
June 30, 2011	241	(38)	269	(10)	279	290	11	312	33
December 31, 2010	145	(50)	206	11	195	185	(10)	180	(15)
Notes:
(1)Based on forecasted core earnings, which exclude future potential OTTI charges which could be material, so that earnings movement related to interest rate changes can be isolated.

Year 1 EDS Base increased in nearly all interest rate scenarios primarily due to the positive impact of actual and future projected excess capital stock repurchases and the satisfaction of the REFCORP payment obligations. The positive impact on EDS was partially mitigated by lower projected earnings resulting from the sale of one private label MBS in April 2011, which is part of the strategic Bank objective to reduce risk exposure in this asset class, as well as higher provision for credit losses on mortgage loans. Year 2 EDS increases in all scenarios were mainly driven by the impact of projected excess capital stock repurchases.

Improvement of EDS volatility in most of the scenarios presented above was primarily a result of hedging actions to reduce exposure to rising interest rates and to hedge excess capital stock repurchases. Other contributing factors to the EDS volatility change included prepayment modeling changes to capture primary mortgage spread variability, which lowered the overall sensitivity of mortgage prepayments to rate changes, as well as the impact of the satisfaction of the REFCORP payment obligations.

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

Effective January 1, 2011, the daily exposure limit of EaR was set at $1.5 million and the Bank's Asset/Liability Management Committee (ALCO) established an operating guideline of $1.2 million. In April 2011, the daily exposure limit was lowered to $1.3 million; the Bank's ALCO established a new operating guideline of $1.0 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during the first six months of 2011. At June 30, 2011, EaR measured $656 thousand.

Credit and Counterparty Risk - Total Credit Products and Collateral

Total Credit Products. The Bank manages the credit risk on a member's exposure on Total Credit Products (TCP), which includes advances, letters of credit, advance commitments, and MPF credit enhancement obligations by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank. In addition to TCP, the Bank monitors other non-credit product components of Total Credit Exposure (TCE), including accrued interest on all outstanding advances, and estimated potential prepayment penalty amounts, where applicable, for advances to members in full collateral delivery status. This is done to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At June 30, 2011, in addition to the total TCP outstanding reflected in the table below, such aggregate TCE is estimated to be $159 million. The Bank establishes a Maximum Borrowing Capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank's Member Products Policy. Details regarding this Policy are available in the “Advance Products” discussion in Item 1. Business in the Bank's 2010 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect its security position.

The financial condition of all members and housing associates is closely monitored for compliance with financial criteria as set forth in the Bank's credit policies. The Bank has developed an internal credit scoring system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten. Scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member's asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results for the previous four quarters are used, with the most recent quarters' results given a higher weighting. Additionally, a member's credit score can be adjusted for various qualitative factors, such as the financial condition of the member's holding company. While financial scores and resulting ratings are calculations based only upon point-in-time financial data and the resulting ratios, a rating in one of the lower categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the internal credit scoring system include the scheduling of on-site collateral reviews. The scoring system is not used for insurance company members; instead, an independent financial analysis is performed for any insurance company exposure.

During the first six months of 2011, there were 48 failures of FDIC-insured institutions nationwide. None of these failures were members of the Bank. As of August 8, 2011, the Bank had not experienced any member failures in 2011.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk related to member TCP. These credit and collateral policies balance the Bank's dual goals of meeting members' needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a credit loss on member advances or letters of credit. The Bank's collateral policy and procedures are described below.

The following table presents the Bank's top ten borrowers with respect to their TCP at June 30, 2011 and the corresponding December 31, 2010 balances.

	June 30, 2011		December 31, 2010
(dollars in millions)	Total Credit Products(1)	Percent of Total	Total Credit Products	Percent of Total
Sovereign Bank, PA	$9,852.5	30.2%	$11,101.3	27.7%
TD Bank, National Association, DE	5,618.8	17.2	8,927.3	22.3
Ally Bank, UT(2)	4,525.0	13.8	5,298.0	13.2
Citizens Bank of Pennsylvania, PA	1,174.3	3.6	1,275.8	3.2
Susquehanna Bank, PA	924.9	2.8	1,208.7	3.0
Northwest Savings Bank, PA	732.5	2.2	782.5	2.0
Wilmington Savings Fund Society, DE	634.1	2.0	489.0	1.2
National Penn Bank, PA	625.3	1.9	701.2	1.8
PNC Bank, National Association, DE(3)	609.4	1.9	1,500.9	3.7
Genworth Life Insurance Company, DE	492.9	1.5	492.9	1.2
	25,189.7	77.1	31,777.6	79.3
Other borrowers	7,498.2	22.9	8,287.3	20.7
Total TCP outstanding	$32,687.9	100.0%	$40,064.9	100.0%
Notes:
(1) TCP includes advances, letters of credit, advance commitments, and MPF credit enhancement obligations.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) For Bank membership purposes, principal place of business is Pittsburgh, PA.

Of the top ten borrowing members in terms of TCP presented above, the total exposure of the majority of those borrowers was primarily due to outstanding advances balances at June 30, 2011, with the exception of TD Bank, whose TCP was comprised entirely of letters of credit. As noted in the table above, the TCP decreased approximately $7.4 billion from December 31, 2010 to June 30, 2011. The decline was linked to expiring letters of credit to TD Bank, as well as lower outstanding advances across various members as described in the table below.

Member Advance Concentration Risk. The following table lists the Bank's top ten borrowers based on period-end advance balances at par as of June 30, 2011, and their corresponding December 31, 2010 advance balances at par.

	June 30, 2011		December 31, 2010
(dollars in millions)	Loan Balance	Percent of total	Loan Balance	Percent of total
Sovereign Bank, PA	$9,825.0	38.3%	$9,825.0	34.6%
Ally Bank, UT(1)	4,525.0	17.6	5,298.0	18.7
Susquehanna Bank, PA	914.2	3.6	899.2	3.2
Citizens Bank of Pennsylvania, PA	850.0	3.3	930.0	3.3
Northwest Savings Bank, PA	695.6	2.7	745.7	2.6
Wilmington Savings Fund Society FSB, DE	634.1	2.5	489.0	1.7
National Penn Bank, PA	625.3	2.4	701.2	2.5
PNC Bank, National Association, DE(2)	500.2	1.9	1,500.4	5.3
Genworth Life Insurance Company, DE	492.9	1.9	492.9	1.7
Fulton Bank, PA	399.0	1.6	439.0	1.5
	19,461.3	75.8	21,320.4	75.1
Other borrowers	6,211.9	24.2	7,076.6	24.9
Total advances	$25,673.2	100.0%	$28,397.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.

On average, the total par balance for the ten largest borrowers for the quarter ended June 30, 2011 was $19.7 billion, or 75.7 percent of total average advances outstanding. During the quarter ended June 30, 2011, the maximum outstanding balance to any one borrower was $9.8 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not presently expect to incur any losses on these advances. Because of the Bank's advance concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

Letters of Credit. The following table presents the Bank's total outstanding letters of credit as of June 30, 2011 and December 31, 2010. As noted below, the majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on these letters of credit.

(dollars in millions)	June 30, 2011	December 31, 2010
Letters of credit:
Public unit deposit	$6,243.5	$9,694.8
Tax exempt bonds	305.7	313.5
Other	104.4	105.8
Total	$6,653.6	$10,114.1

The following table presents letters of credit based on expiration terms.

(dollars in millions)	June 30, 2011	December 31, 2010
Expiration terms:
One year or less	$6,308.9	$9,805.3
After one year through five years	344.7	308.8
Total	$6,653.6	$10,114.1

At June 30, 2011 and December 31, 2010, the Bank had a concentration of letters of credit to one member totaling $5.6 billion and $8.9 billion, respectively. These balances accounted for 84.4 percent and 88.1 percent of the total outstanding balance for each reported period, respectively. The decrease from year-end was primarily due to expirations of letters of credit not renewed.

Collateral Policy and Practices. All members are required to maintain collateral to secure their TCP. Collateral eligible to secure TCP includes: (1) one-to-four family and multifamily mortgage loans and securities representing an interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. government or any Federal agency; (3) cash or deposits held by the Bank; and (4) certain other collateral that is real estate-related, or certain small business, small farm and small agribusiness loans from members that qualify as community financial institutions (CFIs), provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it. The Bank also requires each borrower and affiliate pledgor, where applicable, to execute an agreement that establishes the Bank's security interest in all collateral pledged by the borrower or affiliate pledgor. Finally, as additional security for a member's indebtedness, the Bank has a statutory and contractual lien on the member's capital stock in the Bank.

During the quarter ended June 30, 2011, the Bank implemented several changes to its Collateral Policy including the following: (1) a requirement that all non-CFI institutions complete a quarterly Qualifying Collateral Report (QCR); (2) a change in frequency, from monthly to quarterly, for detailed loan listing files associated with nontraditional mortgage loans; (3) removal of a $500 thousand minimum collateral transfer amount, thus requiring all collateral deficits to be cured intraday; and (4) a clarification that CFI eligible collateral includes community development loans.

The Bank periodically reviews the collateral pledged by members and affiliates, where applicable. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of loan collateral at any time.

In 2009, the Bank revised its collateral policy, no longer accepting subprime residential mortgage loans as qualifying collateral. Therefore, loans identified as subprime residential mortgage loans are no longer included in a member's MBC. As of June 30, 2011, however, the Bank continued to hold security interests in subprime residential mortgage loans pledged as collateral under blanket-lien agreements; such assets are not assigned a lending value. The Bank will allow loans with a FICO score of 660 or below if there are other mitigating factors, including a loan-to-value (LTV) ratio of 65 percent or less plus one of the following: (1) a debt-to-income ratio of 35 percent or less or (2) a satisfactory payment history over the past 12 months (no 30-day delinquencies). For loans in which no FICO is available, a collateral weighting of 60 percent will apply. During the quarter ended June 30, 2011, the Bank implemented modifications to the Qualifying Collateral Report (QCR) process whereby filing members stratify their holdings of first lien residential mortgage loans into traditional, qualifying low FICO, and qualifying unknown FICO categories. Under limited circumstances, the Bank allows nontraditional residential mortgage loans that are consistent with FFIEC guidance to be pledged as collateral and used to determine a member's MBC. The Bank requires specific loan level characteristic reporting on nontraditional residential mortgage loans and assigns more conservative collateral weightings on a case-by-case basis. At June 30, 2011, less than 21 percent of the Bank's total pledged collateral was considered nontraditional mortgage loans consistent with FFIEC guidance. Details of the Bank's current collateral policy and weightings are presented in the Advance Products - Collateral discussion in Item 1. Business in the 2010 Form 10-K.

Under implementation of the GLB Act, the Bank was allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At June 30, 2011, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $3.0 billion, or 11.6 percent of total par value of loans outstanding. Eligible expanded collateral represented 7.6 percent of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member's unencumbered eligible collateral assets and most ineligible collateral assets to secure the member's obligations with the Bank. Under a specific collateral agreement, the Bank obtains a lien against a specific set of a member's eligible collateral assets, to secure the member's obligations with the Bank and the member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral. Details regarding average lending values assigned to various types of collateral provided under blanket lien, specific lien and delivery arrangement are available in the "Credit and Counterparty Risk - Total Credit Products and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K. Lending values are monitored and updated as necessary based on current market conditions and other factors. The calculated weighted average effective lending values of certain collateral categories, including multi-family, CFI and other real estate related, were lower than year-end 2010; however, there were no significant changes (i.e., greater than 10 percent) to the lending value of any one category. Actual ranges for the effective lending values also may vary from quarter to quarter as a result of changes to member status, QCR deductions and other factors. In second quarter 2011, the Bank applied an additional restriction to MBC for non-QCR filers, including CFI institutions and those members whose TCP usage is less than 20 percent. For those members that choose not to complete a QCR, credit availability is limited to 20 percent of their MBC.

The following tables summarize total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of June 30, 2011 and December 31, 2010. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All member borrowers	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$64,689.8	48.7%	$63,922.8	47.6%
High quality investment securities(1)	4,425.9	3.3	4,605.9	3.4
Other real-estate related collateral/community financial institution eligible collateral	55,183.2	41.5	57,963.9	43.2
Multi-family residential mortgage loans	8,640.4	6.5	7,743.6	5.8
Total eligible collateral value	$132,939.3	100.0%	$134,236.2	100.0%
Total TCP outstanding	$32,687.9		$40,064.9
Collateralization ratio (eligible collateral value to TCP outstanding)	406.7%		335.0%

(dollars in millions) Ten largest member borrowers	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
One-to-four single family residential mortgage loans	$28,939.9	40.9%	$25,304.1	37.3%
High quality investment securities(1)	1,161.9	1.6	1,752.8	2.6
Other real-estate related collateral	33,684.3	47.6	34,614.1	51.0
Multi-family residential mortgage loans	7,007.1	9.9	6,202.7	9.1
Total eligible collateral value	$70,793.2	100.0%	$67,873.7	100.0%
Total TCP outstanding	$25,189.7		$31,777.6
Collateralization ratio (eligible collateral value to TCP outstanding)	281.0%		213.6%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AA or higher and are required to be delivered. Upon delivery, these securities are valued daily and are subject to weekly ratings reviews.

The increase in the collateralization ratio for the ten largest member borrowers as noted in the tables above was due primarily to expiring letters of credit to TD Bank, as well as lower outstanding advances across other members.

The following table provides information regarding TCP extended to member and nonmember borrowers with either a blanket lien or specific collateral pledge agreement, in listing-specific or full collateral delivery status as of June 30, 2011 and December 31, 2010, along with corresponding eligible collateral values.

	June 30, 2011
(dollars in millions)	Number of Members	Number of Members with TCP Outstanding	Total TCP Outstanding	Related Collateral Value
Specific collateral pledge - eligible borrowers(1)	8	5	$612.5	$677.4
Specific collateral pledge - merged borrowers(2)	2	2	480.5	584.1
Blanket lien delivered	49	38	5,610.8	7,674.5
Blanket lien undelivered	249	179	25,984.0	95,953.1
Total	308	224	$32,687.8	$104,889.1

	December 31, 2010
(dollars in millions)	Number of Members	Number of Members with TCP Outstanding	Total TCP Outstanding	Related Collateral Value
Specific collateral pledge - eligible borrowers(1)	8	2	$518.8	$566.8
Specific collateral pledge - merged borrowers(2)	2	2	381.4	413.6
Blanket lien delivered	58	39	6,481.9	8,098.1
Blanket lien undelivered	244	171	32,682.8	111,417.1
Total	312	214	$40,064.9	$120,495.6
Notes:
(1) Includes two nonmember state housing finance agencies, one of which has TCP outstanding at June 30, 2011.
(2) Members merged out-of-district are no longer members and, therefore, are not considered eligible borrowers

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of June 30, 2011 and December 31, 2010, the Bank's carrying value to investments issued by entities other than the U.S. Government, Federal agencies or GSEs was $8.3 billion and $8.7 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank's investment carrying values as of June 30, 2011 and December 31, 2010 based on the lowest rating from the NRSROs (Moody's, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	June 30, 2011 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/P-1	A-2/P-2	Total
Money market investments:
Federal funds sold	$—	$—	$—	$—	$—	$—	$—	$3,380.0	$—	$3,380.0
Investment securities:
Certificates of deposit	—	—	—	—	—	—	—	3,950.0	—	3,950.0
Treasury bills	879.9	—	—	—	—	—	—	—	—	879.9
TLGP investments	250.1	—	—	—	—	—	—	—	—	250.1
GSE securities	670.3	—	—	—	—	—	—	—	—	670.3
State and local agency obligations	3.9	284.6	—	—	—	—	—	—	—	288.5
Total non-MBS	1,804.2	284.6	—	—	—	—	—	3,950.0	—	6,038.8
MBS issued by Federal agencies	2,104.6	—	—	—	—	—	—	—	—	2,104.6
MBS issued by NCUAs	474.3	—	—	—	—	—	—	—	—	474.3
MBS issued by GSEs	3,358.1	—	—	—	—	—	—	—	—	3,358.1
Private label residential MBS	282.3	179.8	211.9	690.6	260.9	615.1	1,535.9	—	—	3,776.5
Private label HELOCs	—	17.3	3.0	—	—	9.7	7.8	—	—	37.8
Total MBS	6,219.3	197.1	214.9	690.6	260.9	624.8	1,543.7	—	—	9,751.3
Total investments	$8,023.5	$481.7	$214.9	$690.6	$260.9	$624.8	$1,543.7	$7,330.0	$—	$19,170.1

	December 31, 2010 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/P-1	A-2/P-2	Total
Money market investments:
Federal funds sold	$—	$—	$—	$—	$—	$—	$—	$2,930.0	$400.0	$3,330.0
Investment securities:
Certificates of deposit	—	—	—	—	—	—	—	3,550.0	—	3,550.0
Treasury bills	879.9	—	—	—	—	—	—	—	—	879.9
TLGP investments	250.1	—	—	—	—	—	—	—	—	250.1
GSE securities	803.7	—	—	—	—	—	—	—	—	803.7
State and local agency obligations	4.8	292.9	—	72.0	—	—	—	—	—	369.7
Total non-MBS	1,938.5	292.9	—	72.0	—	—	—	3,550.0	—	5,853.4
MBS issued by Federal agencies	2,396.0	—	—	—	—	—	—	—	—	2,396.0
MBS issued by GSEs	2,646.5	—	—	—	—	—	—	—	—	2,646.5
Private label residential MBS	1,027.6	239.6	385.5	272.7	124.9	576.8	1,841.7	—	—	4,468.8
Private label HELOCs	—	19.5	4.0	—	—	8.3	7.1	—	—	38.9
Total MBS	6,070.1	259.1	389.5	272.7	124.9	585.1	1,848.8	—	—	9,550.2
Total investments	$8,008.6	$552.0	$389.5	$344.7	$124.9	$585.1	$1,848.8	$6,480.0	$400.0	$18,733.6
Notes:
(1) Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to June 30, 2011 are described in detail below.
(2) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $6.6 million and $8.0 million at June 30, 2011 and December 31, 2010, respectively.
(3) Balances above exclude total accrued interest of $16.4 million and $19.2 million at June 30, 2011 and December 31, 2010, respectively.
(4) At June 30, 2011, the “Other” balance of $1,543.7 million included securities rated CCC, CC, C and D with balances of $343.5 million, $602.5 million, $474.6 million and $123.1 million, respectively. At December 31, 2010, the “Other” balance of $1,848.8 million included securities rated CCC, CC, C and D with balances of $444.7 million, $978.5 million, $286.7 million and $138.9 million, respectively.

As of June 30, 2011, there were credit rating agency actions affecting a total of 58 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2010. These securities had a total par value of $1.4 billion and $1.5 billion as of June 30, 2011 and December 31, 2010, respectively, reflected in the tables above. Securities downgraded from "investment grade" to “below investment grade” represented a total par balance of $286.5 million and $311.3 million at June 30, 2011 and December 31, 2010, respectively.

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

From July 1, 2011 through August 8, 2011, there were numerous subsequent credit rating agency actions taken with respect to securities in the Bank's investment portfolio. These actions are summarized in the following table.

Downgrades from July 1, 2011 through August 8, 2011

		Balances as of June 30, 2011
(dollars in millions)		Private label residential MBS		Agency MBS		Non-MBS
From	To	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA	AA	$—	$—	$5,937.0	$5,974.1	$1,800.3	$1,802.7
AA	BB	37.9	38.9	—	—	—	—
AA	B	36.6	36.6	—	—	—	—
BBB	BB	56.9	55.2	—	—	—	—
BBB	B	26.9	26.9	—	—	—	—
B	CCC	28.7	28.7	—	—	—	—
B	CC	22.6	22.6	—	—	—	—
CCC	CC	62.9	62.9	—	—	—	—
		$272.5	$271.8	$5,937.0	$5,974.1	$1,800.3	$1,802.7

The agency MBS include all MBS issued by Federal agencies, MBS issued by NCUAs and MBS issued by GSEs presented in the June 30, 2011 Investment External Credit Ratings table, with total fair values of $2.1 billion, $475.4 million and $3.4 billion, respectively. The non-MBS include all U.S. Treasury Bills, TLGP investments and GSE securities presented in the June 30, 2011 Investment External Credit Ratings table, with total fair values of $879.9 million, $250.1 million and $672.7 million, respectively.

As of August 8, 2011, there were numerous securities placed on negative watch. The carrying values and fair values of these securities as of June 30, 2011 are presented in the following table.

	Private label residential MBS		HELOCs		Certificates of Deposit
(dollars in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA/A-1/P-1	$8.3	$8.3	$—	$—	$740.0	$740.0
AA	—	—	17.3	12.6	—	—
BB	19.4	16.8	—	—	—	—
B	10.7	8.8	7.8	7.8	—	—
	$38.4	$33.9	$25.1	$20.4	$740.0	$740.0

Money Market Investments, Commercial Paper and Certificates of Deposit. Under its Risk Governance Policy, the Bank can place money market investments, commercial paper and certificates of deposit on an unsecured basis with large financial institutions with long-term credit ratings no lower than A. Management actively monitors the credit quality of these counterparties. As of June 30, 2011, the Bank had exposure to 19 counterparties totaling $7.3 billion, or an average of $385.8 million per counterparty, compared to exposure to 19 counterparties totaling $6.9 billion, or an average of $362.1 million per counterparty, as of December 31, 2010. As of June 30, 2011, the Bank had exposure to two counterparties exceeding 10 percent of the total exposure.

Specifically, total money market investment exposure was $3.4 billion as of June 30, 2011, comprised primarily of Federal funds sold with an overnight maturity. The Bank had certificate of deposit exposure of $3.9 billion as of June 30, 2011, with exposure to U.S. branches of foreign banks comprising this entire total. The Bank limits foreign exposure to those countries rated AA or higher and had exposure to Australia, Canada, France, Germany, the Netherlands, Sweden, Switzerland and the United Kingdom as of June 30, 2011. The Bank held no commercial paper as of June 30, 2011. In June 2011, Bank management decided to temporarily limit its investment activity with all European counterparties to overnight maturities only, due to the financial problems associated with certain European Union members. This action will affect approximately $3.2 billion of term investments that mature between July and October 2011.

Treasury Bills, TLGP Investments, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and the TLGP investments, which are part of the FDIC program guaranteeing unsecured bank debt, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.1 billion and $2.3 billion as of June 30, 2011 and December 31, 2010, respectively.

Agency and GSE Mortgage-Backed Securities (MBS). The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank's total agency and GSE MBS portfolio increased $894.5 million from December 31, 2010 to June 30, 2011 due to purchases of agency and GSE MBS in the first six months of 2011.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank's private label MBS portfolio decreased $693.4 million from December 31, 2010 to June 30, 2011. This decline was due to repayments as well as total OTTI losses (including both credit and noncredit losses) and the sale of one AFS security with a par value of $162.7 million in April 2011.

Although the Bank discontinued the purchase of private label MBS in late 2007, approximately 39 percent of the Bank's current MBS portfolio was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

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

Characteristics of Private Label MBS by Type of Collateral

	June 30, 2011			December 31, 2010
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$675.1	$1,916.2	$2,591.3	$860.5	$2,364.3	$3,224.8
Alt-A	722.8	906.3	1,629.1	792.4	992.3	1,784.7
Subprime	—	7.8	7.8	—	8.3	8.3
Total	1,397.9	2,830.3	4,228.2	1,652.9	3,364.9	5,017.8
HELOC:
Alt-A	—	46.6	46.6	—	51.8	51.8
Total	—	46.6	46.6	—	51.8	51.8
Total private label MBS	$1,397.9	$2,876.9	$4,274.8	$1,652.9	$3,416.7	$5,069.6

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

Private Label MBS Collateral Statistics. The following tables provide various detailed collateral performance and credit enhancement information for the Bank's private label MBS portfolio by collateral type as of June 30, 2011. The Bank has purchased no private label MBS since 2007.

	Private Label MBS by Vintage - Prime(1)
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$18.6	$208.5	$227.1
AA	—	39.0	38.5	45.8	123.3
A	—	—	—	190.3	190.3
BBB	26.8	77.3	53.9	317.9	475.9
Below investment grade:
BB	—	—	90.6	163.9	254.5
B	46.3	167.9	150.4	85.4	450.0
CCC	86.9	—	129.2	—	216.1
CC	351.2	237.4	3.5	—	592.1
C	62.0	—	—	—	62.0
Total	$573.2	$521.6	$484.7	$1,011.8	$2,591.3
Amortized cost	$500.0	$494.7	$472.4	$1,003.5	$2,470.6
Gross unrealized losses	(17.8)	(15.1)	(25.0)	(42.5)	(100.4)
Fair value	485.8	482.3	448.7	966.4	2,383.2
OTTI :
Credit-related OTTI charges taken	$(2.8)	$(4.9)	$(2.3)	$(0.2)	$(10.2)
Noncredit-related OTTI charges taken	2.8	3.5	1.3	(0.5)	7.1
Total YTD 2011 OTTI charges taken	$—	$(1.4)	$(1.0)	$(0.7)	$(3.1)
Weighted average fair value/par	84.8%	92.5%	92.6%	95.5%	92.0%
Original weighted average credit support	6.6	7.1	4.1	4.8	5.5
Weighted-average credit support - current	4.4	6.4	5.8	10.1	7.3
Weighted average collateral delinquency(1)	15.5	12.4	10.8	7.5	10.9
Notes:
(1) Delinquency information is presented at the cross-collateralization level.

	Private Label MBS by Vintage - Alt-A
(dollars in millions)	2007	2006	2005	2004 and Earlier	Total
Par by lowest external long- term rating:
AAA	$—	$19.0	$—	$38.8	$57.8
AA	—	—	—	55.3	55.3
A	—	—	17.5	5.5	23.0
BBB	—	—	—	220.2	220.2
Below investment grade:
BB	—	—	—	7.5	7.5
B	—	—	142.5	48.0	190.5
CCC	—	138.5	36.2	—	174.7
CC	—	106.9	12.3	—	119.2
C	182.5	327.2	58.2	—	567.9
D	128.8	84.2	—	—	213.0
Total	$311.3	$675.8	$266.7	$375.3	$1,629.1
Amortized cost	$237.3	$561.5	$254.2	$374.7	$1,427.7
Gross unrealized losses	(37.4)	(50.8)	(24.4)	(12.4)	(125.0)
Fair value	199.9	511.8	229.8	363.1	1,304.6
OTTI:
Credit-related OTTI charges taken	$(5.1)	$(12.4)	$(2.3)	$(0.6)	$(20.4)
Noncredit-related OTTI charges taken	5.1	12.4	2.3	0.6	20.4
Total YTD 2011 OTTI charges taken	$—	$—	$—	$—	$—
Weighted average fair value/par	64.2%	75.7%	86.2%	96.8%	80.1%
Original weighted average credit support	13.5	9.9	5.8	5.3	8.9
Weighted-average credit Support - current	7.0	3.9	7.6	12.2	7.0
Weighted average collateral delinquency(2)	33.0	23.3	13.9	6.9	19.8
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

Private Label MBS Issuers and Servicers. The following tables provide further detailed information regarding the issuers and master servicers of the Bank's private label MBS portfolio that exceeded 5 percent of the total as of June 30, 2011. Management actively monitors the credit quality of the portfolio's master servicers. For further information on the Bank's MBS master servicer risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank's financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.” in the Bank's 2010 Form 10-K.

Original Issuers (in millions)	Total Carrying Value	Total Fair Value
Lehman Brothers Holdings Inc.(1)	$827.4	$810.4
J.P. Morgan Chase & Co.	809.8	802.0
Wells Fargo & Co.	489.4	477.9
Countrywide Financial Corp.(2)	420.6	415.4
Citigroup Inc.	303.9	288.5
Other	963.2	932.2
Total	$3,814.3	$3,726.4

Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$1,421.9	$1,387.3
Aurora Loan Services Inc.	827.4	810.4
Bank of America Corp	485.1	475.9
Citimortgage Inc.	303.9	288.5
US Bank	269.8	269.8
Other	506.2	494.5
Total	$3,814.3	$3,726.4
Notes:
(1)Lehman Brothers Holdings Inc. filed for bankruptcy in 2008. Aurora Loan Services Inc. is now servicing all but one of the bonds, and six different trustees have assumed responsibility for these 20 bonds. However, the Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria.
(2)Bank of America acquired Countrywide Financial Corp and Countrywide Home Loan Servicing LP following issuance of certain private label MBS. The Bank believes the original issuer is more relevant with respect to understanding the bond underwriting criteria. However, Bank of America is currently servicing these private label MBS.

Private Label MBS in Unrealized Loss Positions. The following table provides select financial and other statistical information on the portion of the private label MBS portfolio in an unrealized loss position at June 30, 2011 and August 8, 2011.

Private Label MBS in Unrealized Loss Positions

	June 30, 2011					August 8, 2011(1)
(dollars in millions)	Par	Amort Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate %(2)	% AAA	% AAA	% All Other Inv Grade(3)	% Total Inv Grade	% Below Inv Grade	Current % Watchlist
Residential MBS backed by:
Prime loans:
First lien	$1,937.3	$1,832.2	$(100.4)	13.1%	2.3%	2.3%	18.8%	21.1%	78.9%	1.6%
Alt-A and other:
Alt-A other	1,551.5	1,356.7	(125.0)	20.1	1.2	1.2%	18.9%	20.1%	79.9%	—%
Subprime loans:
First lien	7.8	7.0	(0.9)	31.5	—	—%	65.8%	65.8%	34.2%	—%
HELOC backed by:
Alt-A and other:
Alt-A other	42.8	38.2	(8.0)	8.1	—	—%	47.5%	47.5%	52.5%	65.2%
Notes:
(1) Reflects impact of paydowns to zero or sales of securities.
(2) Delinquency information is presented at the cross-collateralization level.
(3) Excludes AAA-rated investments.

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

There are seven insured investment securities backed by HELOC mortgage loans as of June 30, 2011. The credit rating of each of the MBS is closely related to the credit rating of the applicable bond insurer and most of these securities did not have stand-alone credit ratings and carry limited or no additional credit enhancement (CE). The Bank analyzes the creditworthiness of the bond insurer and typically assigns to the individual security the higher of the bond insurer's rating or the stand-alone investment rating, if available.

	June 30, 2011		December 31, 2010
(in millions)	Private Label MBS	State and Local Agency Obligations	Private Label MBS	State and Local Agency Obligations
AMBAC Assurance Corporation (AMBAC)	$12.7	$—	$14.3	$—
Financial Guaranty Insurance Co. (FGIC)	2.8	—	3.1	—
Assured Guaranty Municipal Corp (AGMC)	17.3	—	19.5	—
MBIA Insurance Corporation (MBIA)	13.8	—	14.9	—
National Public Finance Guarantee Corp. (NPFG)	—	—	—	72.2
Total	$46.6	$—	$51.8	$72.2

The following table presents the credit rating of the Bank's monoline insurers as of June 30, 2011. Fitch no longer rates any of the monoline insurers noted in the table below. In addition, neither AMBAC nor FGIC are rated by either Moody's or S&P.

	Moody's		S&P
	Ratings	Outlook	Ratings	Outlook
AGMC	Aa3	Negative	AA+	Stable
MBIA	B3	Negative	B	Negative

In addition, at June 30, 2011, the Bank had three Prime reperforming MBS, the underlying mortgage loans of which are government-guaranteed, which generally provides for the substantial repayment of principal. These three securities had a total par balance of $30.1 million and a total fair value of $25.6 million at June 30, 2011 and all three securities were rated “below investment grade” at June 30, 2011.

Other-Than-Temporary Impairment. During the six months ended June 30, 2011 and 2010, the Bank recognized $31.3 million and $138.3 million of credit-related OTTI charges in earnings (the credit loss) related to private label MBS after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities).

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

In performing the cash flow analysis on the majority of the Bank's private label MBS, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the majority of the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of ten thousand or more people. The OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from 0 percent to 8 percent over the 9-month period beginning April 1, 2011 followed in each case by a 3-month period of flat prices. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described above.

A table of the significant assumptions (including default rates, prepayment rates and loss severities) used on those securities that incurred a credit loss during the three months ended June 30, 2011 is included in Note 5 to the unaudited financial statements included in this quarterly report filed on Form 10-Q. The classification is initially determined by the original classification of the bond. However, the cash flow model will override (i.e., lower) this classification if certain criteria are met, which will result in higher losses recorded. In addition, following is a table of significant assumptions used on all of the Bank's securities, whether OTTI was recorded or not.

	Significant Inputs for Residential MBS
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
Prime:
2007	8.5	6.6-10.1	34.4	11.6-55.7	43.0	37.7-51.7	4.4	3.0-6.9
2006	8.1	6.3-10.8	17.7	2.5-35.7	40.5	28.5-48.2	6.8	2.8-11.8
2005	8.0	5.2-14.4	11.9	0.6-42.5	33.2	19.7-46.9	6.8	0.9-11.7
2004 and prior	15.3	6.7-55.5	5.8	0.0-24.1	25.6	0.0-74.7	8.4	3.9-26.9
Total Prime	10.4	5.2-55.5	16.5	0.0-55.7	34.8	0.0-74.7	6.7	0.9-26.9
Alt-A:
2007	10.2	9.3-11.8	54.1	43.5-58.8	51.3	48.9-52.6	4.1	0.0-7.7
2006	12.4	7.8-14.4	41.9	18.9-71.1	49.4	34.9-58.9	3.4	0.0-8.5
2005	12.1	9.5-17.2	23.7	15.2-35.6	40.7	23.0-54.9	5.5	2.6-15.3
2004 and prior	12.9	8.7-16.5	10.8	1.7-52.8	29.0	18.8-50.9	13.7	5.7-27.0
Total Alt-A	12.2	7.8-17.2	31.7	1.7-71.1	41.8	18.8-58.9	7.4	0.0-27.0
Subprime:
2004 and prior	12.6	10.5-13.7	41.0	40.6-41.7	91.2	89.2-95.0	41.6	13.3-56.3
Total Residential MBS	11.1	5.2-55.5	22.6	0.0-71.1	37.7	0.0-95.0	7.0	0.0-56.3

	Significant Inputs for HELOCs
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2006	16.0	16.0	6.7	6.7	100.0	100.0	—	—
2005	8.5	8.5	0.4	0.4	100.0	100.0	42.0	42.0
2004 and prior	10.4	6.5-16.4	3.1	0.7-6.7	100.0	100.0	2.9	0.0-7.4
Total HELOCs (Alt-A)	12.3	6.5-16.4	4.3	0.4-6.7	100.0	100.0	4.4	0.0-42.0

Of the $31.3 million of credit losses recognized during 2011, $20.5 million was recognized during the first quarter and $10.8 million was recognized in the second quarter. The OTTI analysis is based on the Bank's assumptions of the then-current and forecasted economic trends.

The first quarter OTTI analysis included changes to input assumptions that increased loss severities on both Prime and Alt-A collateral and increased projected delinquency and default rates on Prime collateral. The more pessimistic assumptions were due to the trends affecting underlying loans, including ongoing pressure on housing prices from persistently high inventories of unsold properties, continued high unemployment, increased incentives to default by borrowers whose houses are now worth less than the balance of their mortgages, and increased foreclosure time-lines due to problems with loan servicer foreclosure procedures.

The second quarter OTTI analysis included assumptions that did not change significantly from the first quarter. The second quarter OTTI analysis reflects an extension of the time until the trough forecast is reached and housing price levels that are on average 1.36 percent lower than the first quarter OTTI analysis.

The $31.3 million credit loss incurred by the Bank was concentrated in its 2006 and 2007 vintage bonds (Prime and Alt-A). These vintage bonds represent 80 percent of the credit loss, of which 25 percent related to Prime and 55 percent to Alt-A. These bonds were impacted by the changes to input assumptions referred to above; in addition, certain bonds experienced performance deterioration in the form of higher delinquencies and/or a reduction in the level of CE.

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

The following table presents the burnout period by monoline insurer used by the Bank.

Monoline Insurer	Burnout Period	UPB (in millions)
AGMC	No expiration	$17.3
AMBAC	N/A	12.7
MBIA	December 31, 2011	13.8
FGIC	N/A	2.8
n/a - The Bank assumes it will receive no payments from these monoline insurers.

Based on the Bank's OTTI evaluation, the Bank has determined that 51 of its private label MBS were OTTI at June 30, 2011 (i.e., they are projected to incur a credit loss during their life), including 4 new private label MBS deemed to be OTTI during 2011. The Bank has recognized $309.4 million of credit losses on these securities life-to-date. The life-to-date credit loss excludes actual principal writedowns realized, which are recorded as a reduction to credit loss and par. During 2011, the Bank has recognized $7.9 million of actual principal writedowns and $13.0 million life-to-date. The life-to-date credit loss also excludes $106.0 million of credit losses related to securities that the Bank has sold. Related to these sales, the Bank recognized a gain of $7.3 million during 2011 and $15.6 million life-to-date.

By comparison, at June 30, 2010, the Bank had determined that 50 of its private label MBS were OTTI. The Bank recognized $373.9 million of credit losses on these securities life-to-date. The Bank had no realized actual principal writedowns on private label MBS during the first six months of 2010. During the remainder of 2010, the Bank sold 2 private label MBS that were OTTI and no new private label MBS were deemed to be OTTI.

The following tables present the amount of credit-related and noncredit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities, for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$(2.7)	$(17.4)	$(20.1)
Securities previously impaired prior to current period	$(10.8)	$10.8	$—	$(108.0)	$107.7	$(0.3)
Total	$(10.8)	$10.8	$—	$(110.7)	$90.3	$(20.4)

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$(0.6)	$(2.5)	$(3.1)	$(2.9)	$(19.4)	$(22.3)
Securities previously impaired prior to current period	$(30.7)	$30.7	$—	$(135.4)	$135.1	$(0.3)
Total	$(31.3)	$28.2	$(3.1)	$(138.3)	$115.7	$(22.6)

Each quarter the Bank updates its estimated cash flow projections and determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank's investment and is recognized over the life of the investment. The Bank recognized an increase in yield on certain private label MBS which resulted in $5.1 million and $1.4 million of interest income for the six months ended June 30, 2011 and 2010, respectively.

Beginning in 2009, the Bank transferred private label MBS from HTM to AFS when an OTTI credit loss had been recorded on the security. Transferring securities at the time of an OTTI credit loss event is considered a deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell OTTI securities if market conditions are right. During the first six months of 2011 and 2010, the Bank transferred private label MBS with a fair value of $90.9 million and $319.2 million, respectively, as of the date of the transfer.

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

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, including HELOC investments, the Bank performed a cash flow analysis under one additional scenario that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario showed a larger home price decline and a slower rate of housing price recovery. Specifically, the current-to-trough forecast showed a decline of 5 percentage points more than the base case, and housing price recovery rates that are 33 percent lower than in the base case.

As shown in the table below, based on the estimated cash flows of the Bank's private label MBS under the adverse case scenario, the Bank's second quarter 2011 credit losses would have increased $51.2 million. The increase in the credit loss under the adverse case scenario is the result of the credit loss increasing on securities currently identified as OTTI at June 30, 2011. Under the stress scenario, the Bank may recognize a credit loss in excess of the maximum credit loss, the difference between the security's amortized cost basis and fair value, because the Bank believes fair value would decrease in the adverse scenario. The impact of additional securities not currently identified as OTTI was not significant. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The adverse case housing price forecast is not management's best estimate forecast and should not be used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

Housing Price Scenarios
OTTI Credit Losses - Base vs. Stress Scenario
For the Three Months Ended June 30, 2011

	Base Case			Adverse Case
($ in millions)	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Prime	10	$450.8	$(2.8)	20	$1,034.4	$(21.1)
Alt-A	15	850.2	(7.5)	20	1,113.4	(37.9)
Subprime	1	2.7	(0.1)	1	2.7	(0.2)
HELOCs	2	9.6	(0.4)	5	26.3	(2.8)
Total	28	$1,313.3	$(10.8)	46	$2,176.8	$(62.0)

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry credit enhancements (CEs), which give them the approximate equivalent of a AA credit rating, although the CE is not actually rated. The Bank had net mortgage loan balances of $4.1 billion and $4.5 billion at June 30, 2011 and December 31, 2010, respectively, after allowance for credit losses of $9.2 million and $3.2 million, respectively. The increase in the allowance for credit losses related to the mortgage loan portfolio was driven by several factors, including updated default and loss assumptions, a more detailed analysis at the Master Commitment level and higher delinquencies.

Mortgage Insurers. The Bank's MPF Program currently has credit exposure to nine mortgage insurance companies to provide both primary mortgage insurance and supplemental mortgage insurance under the Bank's various products. The Bank closely monitors the financial condition of these mortgage insurers.

None of the Bank's mortgage insurers currently maintain a rating of A+ or better by at least one NRSRO. As required by the MPF Program, for ongoing primary mortgage insurance, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement. The MPF Plus product requires supplemental mortgage insurance under the MPF Program but the Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the supplemental mortgage insurance company is rated below AA-. Because no mortgage insurer that underwrites supplemental mortgage insurance is rated AA or better, this requirement has been waived by the Finance Agency until the regulation is amended, provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of June 30, 2011, $78.4 million of supplemental mortgage insurance exposure had been secured by two PFIs.

The following tables present unpaid principal balance and maximum insurance coverage outstanding for seriously delinquent loans with greater than 10 percent of primary mortgage insurance as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Rating	Outlook
(in millions)	S&P/Fitch/Moody's	S&P/Fitch/Moody's	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Company (RMIC)	BB+/BB/Ba1	Neg/Neg/Neg	$5.8	$2.2
PMI Mortgage Insurance Co	B-/-/B2	-/-/Pos	5.4	2.0
Mortgage Guaranty Insurance Corp. (MGIC)	B+/-/Ba3	Neg/-/Pos	4.7	1.9
United Guaranty Residential Insurance Co. (UGRIC)	BBB/-/Baa1	Stable/-/Stable	2.4	0.9
Other insurance providers			4.2	1.6
Total			$22.5	$8.6

	December 31, 2010
	Rating	Outlook
(in millions)	S&P/Fitch/Moody's	S&P/Fitch/Moody's	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Company (RMIC)	BBB-/BBB-/Ba1	Neg/Neg/Neg	$5.4	$2.0
PMI Mortgage Insurance Co	B+/-/B2	-/-/-	5.4	1.9
Mortgage Guaranty Insurance Corp. (MGIC)	B+/-/Ba3	Neg/-/Pos	4.7	1.8
United Guaranty Residential Insurance Co. (UGRIC)	BBB/-/A3	Stable/-/Neg	2.5	1.0
Other insurance providers			3.6	1.4
Total			$21.6	$8.1
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

As of August 8, 2011, RMIC was downgraded by S&P to B+ with no outlook and was downgraded by Moody's to B1 with the rating under review for possible downgrade. PMI Mortgage Insurance Co. was placed on negative outlook by S&P and was downgraded to B3 and placed on negative outlook by Moody's.

In addition to the coverage noted above, the Bank's mortgage loan portfolio is also protected against credit losses through credit enhancements on these mortgages. Further details regarding credit enhancements are available in the Risk Management discussion in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K.

Banking On Business (BOB) Loans. The Bank offers the BOB loan program, which is targeted to small businesses in the Bank's district. The program's objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development. However, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans. If the business is unable to repay the loan, it may be forgiven at the member's request, subject to the Bank's approval. Prior to January 1, 2011, the entire BOB program was classified as a nonaccrual loan portfolio due to the fact that the Bank had doubt about the ultimate collection of the contractual principal and interest of the loans. Therefore, in prior years, interest income was not accrued on these loans; income was recognized on a cash basis after the completion of repayment of the principal balance of the loan. Beginning January 1, 2011, based on the BOB loan program now having an adequate level of payment history, the Bank's analysis indicates that accrual status for performing BOB loans is now appropriate. The allowance for credit losses on BOB loans decreased $2.8 million from year-end 2010, driven by the change in estimate that occurred during the first quarter of 2011. The Bank updated the probability of default from national statistics for speculative grade debt to the actual performance of the BOB program and eliminated the adjustment to probability of default for changes in gross domestic product.

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

In the table below, the Total Notional reflects outstanding positions with all counterparties while the credit exposure reflects only those counterparties to which the Bank has net credit exposure at June 30, 2011 and December 31, 2010. In addition, the Credit Exposure Net of Cash Collateral represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank after adjusting for all cash collateral, and the Net Credit Exposure represents maximum credit exposure less the protection afforded by any other contractually required collateral held by the Bank.

	June 30, 2011
(dollars in millions) Credit Rating(1)	Total Notional	Credit Exposure Net of Cash Collateral	Net Credit Exposure
AA	$9,907.4	$26.6	$26.6
A	18,930.7	2.2	2.2
Subtotal	28,838.1	28.8	28.8
Member institutions (2)	18.5	0.1	0.1
Total	$28,856.6	$28.9	$28.9

	December 31, 2010
(dollars in millions) Credit Rating(1)	Total Notional	Credit Exposure Net of Cash Collateral	Net Credit Exposure
AA	$9,046.4	$20.4	$20.4
A	18,358.5	2.3	2.3
Subtotal	27,404.9	22.7	22.7
Member institutions (2)	21.8	0.1	0.1
Total	$27,426.7	$22.8	$22.8
Note:
(1) Credit ratings reflect the lowest rating from the credit rating agencies. These tables do not reflect changes in any rating, outlook or watch status after June 30, 2011 and December 31, 2010. The Bank measures credit exposure through a process which includes internal credit review and various external factors.
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

At June 30, 2011, four AA rated counterparties collectively represented 92.0 percent of the Bank's total net credit exposure. At December 31, 2010, five counterparties collectively represented 100 percent of the Bank's total net credit exposure, with three rated AA and two rated A. The Bank's total net credit exposure to derivative counterparties, which reflects derivative assets net of cash collateral, was $28.9 million and $22.8 million at June 30, 2011 and December 31, 2010, respectively.

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

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on its ability to issue large amounts of various debt structures, referred to as consolidated obligations, at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. At June 30, 2011, consolidated obligation bonds and discount notes were rated Aaa/P-1 by Moody's Investor Service, Inc. and AAA/A-1+ by Standard & Poor's. These ratings measure the likelihood of timely payment of principal and interest. See below for information regarding August rating agency actions. At June 30, 2011, the Bank's consolidated obligation bonds outstanding increased to $34.9 billion compared to $34.1 billion as of December 31, 2010. The Bank also issues discount notes to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at June 30, 2011 decreased to $10.8 billion compared to $13.1 billion at December 31, 2010 as short-term advance volume declined and the Bank extended a portion of its short-term liabilities.

The Bank's investments also represent a key source of liquidity. Total investments available for liquidation may include trading securities, AFS securities, Federal funds sold and certificates of deposit. Trading securities and AFS securities are reported at fair value. These amounts were $11.4 billion at June 30, 2011, compared to $10.2 billion at December 31, 2010. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasuries, TLGP investments, NCUA bonds, U.S. agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. The Bank utilizes repurchase transactions as a contingent source of liquidity. The Bank does not actively engage in repurchase transactions, nor does it utilize them as a method to improve the appearance of its financial results. In addition, U.S. Treasuries may be used as collateral for derivative counterparty obligations in lieu of cash.

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions, operational disruptions at other FHLBanks or the OF, or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a Liquidity & Funds Management Policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; (4) ceasing to purchase mortgage loans; and (5) if necessary, allowing advances to mature without renewal. The Bank's GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically afforded the Bank excellent capital market access. The Bank was in compliance with this requirement at June 30, 2011.

In August 2011, Moody's reaffirmed the U.S. government's AAA debt rating, as well as the ratings of all U.S. government-related institutions that are directly linked to the U.S. government or are otherwise vulnerable to sovereign risk, and revised the outlook to negative. In addition, in August 2011, S&P lowered its U.S. long-term AAA sovereign credit rating, as well as the long-term credit ratings of all FHLBanks previously rated AAA, including the Bank, to AA+ with negative outlook. See the Executive Summary discussion in this Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for details regarding these actions.

Additionally, consistent with regulatory requirements, the Bank's Liquidity & Funds Management Policy has historically required the Bank to hold contingency liquidity sufficient to meet the Bank's estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank's liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank's ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank's access to the capital markets has never been interrupted to the extent the Bank's ability to meet its obligations was compromised, including in the period in 2008 following the Lehman bankruptcy. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At June 30, 2011 and December 31, 2010, excess contingency liquidity was approximately $14.3 billion and $13.1 billion, respectively.

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

On October 25, 2010, the FHLBank of Seattle and the Finance Agency entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order). Among other things, the Consent Order includes certain prohibitions on dividends and requires the FHLBank Seattle to undertake an asset improvement program and submit a capital repurchase plan to the Finance Agency. The Consent Order also provides for a stabilization period that commenced on the date of the Consent Order and continued through the filing of the FHLBank of Seattle’s second quarter 2011 quarterly report on Form 10-Q with the SEC. The Consent Order also provides that the Finance Agency will continue to classify FHLBank of Seattle as "undercapitalized" at least through the stabilization period and it is subject to the continuing prohibitions on stock redemptions and repurchases unless the Finance Agency takes additional action. Any stock repurchases and redemptions and dividend payments will be subject to Finance Agency approval.

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

Item 1:  Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Interest income:
Advances	$61,328	$79,086	$124,976	$152,636
Prepayment fees on advances, net	491	999	1,002	1,720
Interest-bearing deposits	79	206	207	376
Federal funds sold	984	2,014	2,696	3,289
Trading securities (Note 2)	355	1,056	859	2,049
AFS securities	33,088	41,369	68,589	84,071
HTM securities	47,913	58,518	99,798	121,356
Mortgage loans held for portfolio	51,370	62,285	103,983	126,007
Total interest income	195,608	245,533	402,110	491,504
Interest expense:
Consolidated obligations - discount notes	3,382	5,022	8,564	7,634
Consolidated obligations - bonds	156,142	181,121	318,017	365,295
Deposits	87	212	250	412
Other borrowings	10	25	22	40
Total interest expense	159,621	186,380	326,853	373,381
Net interest income before provision (benefit) for credit losses	35,987	59,153	75,257	118,123
Provision (benefit) for credit losses	1,105	(1,229)	3,952	(1,397)
Net interest income after provision (benefit) for credit losses	34,882	60,382	71,305	119,520
Other income (losses):
Total OTTI losses (Note 5)	—	(20,444)	(3,119)	(22,598)
Net amount of impairment losses reclassified from AOCI (Note 5)	(10,844)	(90,291)	(28,237)	(115,706)
Net OTTI losses (Note 5)	(10,844)	(110,735)	(31,356)	(138,304)
Net gains (losses) on trading securities (Note 2)	(29)	(396)	138	(722)
Net realized gains (losses) on sale of AFS securities (Note 3)	7,278	(118)	7,278	(118)
Net gains (losses) on derivatives and hedging activities (Note 9)	(737)	(8,006)	107	(12,571)
Service fees	622	647	1,197	1,272
Other, net	1,559	1,564	3,952	3,895
Total other loss	(2,151)	(117,044)	(18,684)	(146,548)
Other expense:
Compensation and benefits expense	8,437	7,929	17,368	16,857
Other operating expense	5,305	5,724	10,535	11,272
Finance Agency expense	1,207	871	2,592	1,850
Office of Finance expense	586	577	1,470	1,279
Total other expense	15,535	15,101	31,965	31,258
Income (loss) before assessments	17,196	(71,763)	20,656	(58,286)
Affordable Housing Program	1,409	(1,100)	1,691	—
REFCORP	3,108	(2,476)	3,744	—
Total assessments	4,517	(3,576)	5,435	—
Net income (loss)	$12,679	$(68,187)	$15,221	$(58,286)
Earnings (loss) per share:
Weighted average shares outstanding (excludes mandatorily redeemable capital stock)	37,125	40,114	38,115	40,176
Basic and diluted earnings (loss) per share	$0.34	$(1.70)	$0.40	$(1.45)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	June 30, 2011	December 31, 2010
(in thousands, except par value)
ASSETS
Cash and due from banks	$1,468,098	$143,393
Interest-bearing deposits	8,765	10,094
Federal funds sold	3,380,000	3,330,000
Investment securities:
Trading securities (Note 2)	1,134,607	1,135,981
AFS securities, at fair value (Note 3)	2,890,245	2,217,793
HTM securities; fair value of $11,696,426 and $11,935,749, respectively (Note 4)	11,771,828	12,057,761
Total investment securities	15,796,680	15,411,535
Advances (Note 6)	26,912,435	29,708,439
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $9,150 (Note 8) and $3,150, respectively	4,131,306	4,483,059
Banking on Business loans, net of allowance for credit losses of $2,998 (Note 8) and $5,753, respectively	14,971	14,154
Accrued interest receivable	140,792	153,458
Prepaid REFCORP assessment	—	37,565
Premises, software and equipment, net	18,232	19,300
Derivative assets (Note 9)	28,940	22,799
Other assets	46,583	52,931
Total assets	$51,946,802	$53,386,727

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited) (continued)

	June 30,	December 31,
(in thousands, except par value)	2011	2010
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$1,156,137	$1,128,264
Noninterest-bearing	35,823	38,736
Total deposits	1,191,960	1,167,000
Consolidated obligations, net: (Note 10)
Discount notes	10,815,003	13,082,116
Bonds	34,891,623	34,129,294
Total consolidated obligations, net	45,706,626	47,211,410
Mandatorily redeemable capital stock (Note 11)	31,472	34,215
Accrued interest payable	151,079	167,962
Affordable Housing Program	12,743	13,602
Payable to REFCORP	3,108	—
Derivative liabilities (Note 9)	582,234	607,911
Other liabilities	323,132	23,745
Total liabilities	48,002,354	49,225,845
Commitments and contingencies (Note 14)	—	—
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding shares: 36,640 and 39,869 shares in 2011 and 2010, respectively
	3,663,989	3,986,932
Retained earnings	412,512	397,291
Accumulated other comprehensive income (loss) (AOCI):
Net unrealized loss on AFS securities	(1,156)	(962)
Net noncredit portion of OTTI losses on AFS securities	(131,058)	(222,533)
Net unrealized gain relating to hedging activities	285	270
Pension and post-retirement benefits	(124)	(116)
Total AOCI	(132,053)	(223,341)
Total capital	3,944,448	4,160,882
Total liabilities and capital	$51,946,802	$53,386,727
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$15,221	$(58,286)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	911	9,217
Change in net fair value adjustment on derivative and hedging activities	65,367	31,826
OTTI credit losses	31,356	138,304
Other adjustments	(3,326)	(1,285)
Net change in:
Trading securities	1,374	(166)
Accrued interest receivable	12,872	29,752
Other assets	(1,602)	(75)
Accrued interest payable	(16,885)	(77,886)
Other liabilities(1)	36,754	(9,222)
Total adjustments	126,821	120,465
Net cash provided by operating activities	$142,042	$62,179
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $1,329 and $2,410 from other FHLBanks for mortgage loan program)	$8,515	$64,252
Federal funds sold	(50,000)	(1,950,000)
Premises, software and equipment	(1,836)	(1,829)
AFS securities:
Proceeds from long-term	445,677	269,227
Purchases of long-term	(655,630)	—
HTM securities:
Net change in short-term	(400,000)	(650,000)
Proceeds from long-term	1,421,037	1,026,083
Purchases of long-term	(814,687)	(523,031)
Advances:
Proceeds	44,155,428	52,283,350
Made	(41,430,267)	(46,997,571)
Mortgage loans held for portfolio:
Proceeds	458,051	427,822
Purchases	(119,266)	(165,326)
Net cash provided by investing activities	$3,017,022	$3,782,977

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited) (continued)

	Six Months Ended June 30,
(in thousands)	2011	2010
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$18,563	$(131,372)
Net payments for derivative contracts with financing element	(39,020)	(80,400)
Net proceeds from issuance of consolidated obligations:
Discount notes	61,804,322	30,782,921
Bonds (none from other FHLBanks)	9,362,112	10,728,201
Payments for maturing and retiring consolidated obligations:
Discount notes	(64,069,191)	(28,875,803)
Bonds (none from other FHLBanks)	(8,585,459)	(17,629,656)
Proceeds from issuance of capital stock	44,682	25,384
Payments for repurchase/redemption of mandatorily redeemable capital stock	(3,408)	(3,249)
Payments for repurchase/redemption of capital stock	(366,960)	—
Net cash (used in) financing activities	$(1,834,359)	$(5,183,974)
Net increase (decrease) in cash and cash equivalents	$1,324,705	$(1,338,818)
Cash and due from banks at beginning of the period	143,393	1,418,743
Cash and due from banks at end of the period	$1,468,098	$79,925
Supplemental disclosures:
Interest paid during the period	$364,733	$453,176
REFCORP payments (receipts), net	(36,929)	—
AHP payments, net	2,550	7,306
Transfers of mortgage loans to real estate owned	8,599	11,092
Non-cash transfer of OTTI HTM securities to AFS	90,925	319,194
Note:
(1)Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable
(in thousands)	Shares	Par Value	Retained Earnings	AOCI		Total Capital
Balance December 31, 2009	40,181	$4,018,065	$388,988	$(693,940)		$3,713,113
Proceeds from sale of capital stock	254	25,384	—	—		25,384
Net shares reclassified to mandatorily redeemable capital stock	(313)	(31,272)	—	—		(31,272)
Comprehensive income:
Net income (loss)	—	—	(58,286)	—		(58,286)
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on AFS securities:
Unrealized gains	—	—	—	1,108		1,108
Net noncredit portion of OTTI losses on AFS securities:
Noncredit portion of OTTI losses including losses transferred from HTM securities and subsequent fair value adjustments	—	—	—	182,369		182,369
Reclassification of noncredit portion included in net income	—	—	—	135,320		135,320
Reclassification of losses included in net income	—	—	—	118		118
Net noncredit portion of OTTI losses on HTM securities:
Noncredit portion	—	—	—	(19,614)		(19,614)
Reclassification of noncredit portion of OTTI losses to AFS securities	—	—	—	19,614		19,614
Reclassification adjustment for losses (gains) included in net income relating to hedging activities	—	—	—	(2)		(2)
Pension and postretirement benefits	—	—	—	27		27
Total comprehensive income	—	—	(58,286)	318,940		260,654
Balance June 30, 2010	40,122	$4,012,177	$330,702	$(375,000)		$3,967,879
Balance at December 31, 2010	39,869	$3,986,932	$397,291	$(223,341)	—	$4,160,882
Proceeds from sale of capital stock	447	44,682	—	—		44,682
Repurchase/redemption of capital stock	(3,669)	(366,960)	—	—		(366,960)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(665)	—	—		(665)
Comprehensive income:
Net income	—	—	15,221	—		15,221
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on AFS securities:
Unrealized gains	—	—	—	(194)		(194)
Net noncredit portion of OTTI losses on AFS securities:
Noncredit portion of OTTI losses including losses transferred from HTM securities and subsequent fair value adjustments	—	—	—	67,819		67,819
Reclassification of noncredit portion included in net income	—	—	—	30,934		30,934
Reclassification adjustment for gains included in net income	—	—	—	(7,278)		(7,278)
Net noncredit portion of OTTI losses on HTM securities:
Noncredit portion	—	—	—	(2,697)		(2,697)
Reclassification of noncredit portion of OTTI losses to AFS securities	—	—	—	2,697		2,697
Reclassification adjustment for losses (gains) included in net income relating to hedging activities	—	—	—	15		15
Pension and postretirement benefits	—	—	—	(8)		(8)
Total comprehensive income	—	—	15,221	91,288		106,509
Balance June 30, 2011	36,640	$3,663,989	$412,512	$(132,053)		$3,944,448

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

All members must purchase stock in the Bank. The amount of capital stock members own was previously based on outstanding loans, unused borrowing capacity and principal balance of residential mortgage loans previously sold to the Bank. The Bank’s Capital Plan was amended effective July 1, 2010. All members fully transitioned to the amended Capital Plan as of April 8, 2011. See discussion regarding details of the Amended Capital Plan in the Capital Resources discussion in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K. In addition, the Amended Capital Plan was filed as Exhibit 4.1.1 to the quarterly report filed on Form 10-Q on August 9, 2010. The Bank considers those members with capital stock outstanding in excess of 10 percent of total capital stock outstanding to be related parties. See Note 11 for additional information.

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

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2010 included in the Bank's 2010 Form 10-K.

Notes to Financial Statements (unaudited) (continued)

Note 1 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Improving Disclosures about Fair Value Measurements. During January 2010, the FASB issued amended guidance specific to fair value disclosures. The amended guidance included additional disclosure requirements with certain requirements having an implementation date in the first quarter of 2011. The additional fair value disclosures in the first quarter of 2011 required the Bank to separately report purchases, sales, issuance and settlement activity in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). These additional disclosures are reflected in Note 13 to these unaudited financial statements, but had no impact on the Bank's Statement of Operations and Statement of Condition.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. During July 2010, the FASB issued new disclosure requirements to provide greater transparency about the allowance for credit losses and credit quality of financing receivables in response to the credit crisis. The amended guidance included additional disclosure requirements with implementation dates for certain disclosures becoming effective in the first quarter of 2011. The first quarter 2011 disclosures required the Bank to report significant activity about financing receivables (purchases, sales, or reclassifications from held-for-sale), if any. Currently, due to the absence of any significant activity, the adoption of the activity disclosures had no impact on the Bank's financial statements. In addition, the amended guidance requires the Bank to disclose additional information to better understand the nature and extent of troubled-debt restructurings. However, the troubled-debt restructuring disclosures will not be effective for the Bank until July 1, 2011. The Bank's adoption of the troubled-debt restructuring disclosures may result in increased financial statement disclosures, but will not affect the Bank's Statement of Operations and Statement of Condition.

A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring. During April 2011, the FASB issued guidance requiring the evaluation of modifications and restructurings as troubled-debt restructurings based on a more principles-based approach. In addition, the new literature provides additional guidance to identify concessions, debtors experiencing financial difficulty, and insignificant delays in cash flows. The guidance also eliminates the evaluation of effective rates to identify troubled-debt restructurings. The guidance does not impact the accounting for troubled-debt restructurings. The guidance will be effective for the Bank beginning July 1, 2011 and will require the Bank to evaluate all modifications and restructurings entered into since January 1, 2011. The Bank is currently evaluating the effect of adopting this guidance on its Statement of Operations and Statement of Condition, but it is not expected to have a material impact.

Reconsideration of Effective Control for Repurchase Agreements. During April 2011, the FASB issued guidance to improve the identification of repurchase transactions as sales or secured borrowings by modifying the requirements to assess effective control. The FASB removed the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the agreed terms and removed the requirement of the transferor to possess adequate collateral to fund the cost of purchasing replacement financial assets. The guidance will be effective for the Bank beginning January, 1, 2012 and will be applied prospectively. Currently, the Bank's adoption of this guidance is expected to have no material impact on its Statement of Operations and Statement of Condition.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. During May 2011, the FASB issued guidance to substantially converge the definition of fair value and related disclosure requirements, but not when fair value accounting is applied. The guidance includes additional disclosure requirements around Level 3 inputs and an increased requirement to report all instruments measured or disclosed at fair value within the fair value hierarchy. The guidance will be effective for the Bank beginning January 1, 2012 and will be applied prospectively. The Bank's adoption of this guidance will have no impact on the Bank's Statement of Operations and Statement of Condition, but will result in additional disclosure in the footnotes.

Presentation of Comprehensive Income. During June 2011, the FASB issued guidance to increase the prominence of items reported in comprehensive income as part of the convergence project. The guidance requires nonowner changes in equity to be reported in either a single continuous statement of comprehensive income, or in two consecutive statements that separately present total net income and total comprehensive income. It also requires the Bank to present on the face of the financial statements amounts reclassified from other comprehensive income to net income. It does not change the accounting for other comprehensive income or the calculation of earnings per share. The guidance will be effective for the Bank’s first quarter of 2012 financial statements and will be applied retrospectively.

Allowance for Credit Losses. In first quarter 2011, the Bank revised the estimates used to determine the allowance for credit losses on both BOB loans and mortgage loans purchased by the Bank. See Note 8 for details regarding these new estimates.

Notes to Financial Statements (unaudited) (continued)

Multi-employer Pension Plan Disclosures. During July 2011, the FASB approved new disclosure requirements for multi-employer pension plans. The guidance requires additional information about an entity's financial obligations to its multi-employer pension plan. This will require additional disclosures regarding pension commitments and the financial health of the plan. Specifically, the amended guidance will require the Bank to disclose the most recent certified funded status of the plan. The amended guidance does not change the accounting for multi-employer pension plans. The additional disclosures will be effective with the Bank’s December 31, 2011 financial statements.

Note 2 – Trading Securities

The following table presents trading securities as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
(in thousands)
TLGP investments	$250,074	$250,094
U.S. Treasury bills	879,980	879,861
Mutual funds offsetting deferred compensation	4,553	6,026
Total	$1,134,607	$1,135,981

The mutual funds are held in a Rabbi trust to generate returns that seek to generally offset changes in liabilities related to the market risk of certain deferred compensation agreements. These deferred compensation liabilities were $4.6 million and $6.1 million at June 30, 2011 and December 31, 2010, respectively.

Interest income on trading securities was $355 thousand and $1.0 million for the three months ended June 30, 2011 and 2010, respectively, and $859 thousand and $2.0 million for the six months ended June 30, 2011 and 2010, respectively.

	Net Gains (Losses) on Trading Securities
	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Net unrealized gains (losses) on trading securities held at period-end	$10	$(282)	$202	$(360)
Net realized gains (losses) on securities sold/matured during the period	(39)	(114)	(64)	(362)
Net gains (losses) on trading securities	$(29)	$(396)	$138	$(722)

Notes to Financial Statements (unaudited) (continued)

Note 3 – Available-for-Sale Securities

The following table presents AFS securities as of June 30, 2011 and December 31, 2010 .

	June 30, 2011
(in thousands)	Amortized Cost(1)	OTTI Recognized in OCI(2)	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
GSE securities	375,000	—	—	(714)	374,286
Subtotal	376,993	—	5	(714)	376,284
MBS:
GSE residential MBS	574,279		346	(183)	574,442
Private label MBS:
Private label residential MBS	2,050,924	(752,842)	624,592	(609)	1,922,065
HELOCs	20,262	(12,529)	9,721	—	17,454
Total private label MBS	2,071,186	(765,371)	634,313	(609)	1,939,519
Total MBS	$2,645,465	$(765,371)	$634,659	$(792)	$2,513,961
Total AFS securities	$3,022,458	$(765,371)	$634,664	$(1,506)	$2,890,245

	December 31, 2010
(in thousands)	Amortized Cost(1)	OTTI Recognized in OCI(2)	Gross Unrecognized Holding Gains(3)	Gross Unrecognized Holding Losses(3)	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
Private label MBS:
Private label residential MBS	2,416,874	(804,666)	589,197	(967)	2,200,438
HELOCs	22,421	(13,166)	6,102	—	15,357
Total private label MBS	2,439,295	(817,832)	595,299	(967)	2,215,795
Total AFS securities	$2,441,288	$(817,832)	$595,304	$(967)	$2,217,793
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

The mutual funds are held in a Rabbi trust to secure a portion of the Bank’s supplemental retirement obligation. This obligation was $3.0 million at both June 30, 2011 and December 31, 2010.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net noncredit portion of OTTI losses on AFS securities in AOCI as of June 30, 2011 and December 31, 2010.

(in thousands)	June 30, 2011	December 31, 2010
Total OTTI loss recognized in OCI	$(765,371)	$(817,832)
Subsequent unrecognized changes in fair value	634,313	595,299
Net noncredit portion of OTTI losses on AFS securities in AOCI	$(131,058)	$(222,533)

Notes to Financial Statements (unaudited) (continued)

The following tables summarize the AFS securities with unrealized losses as of June 30, 2011 and December 31, 2010. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
GSE securities	$374,286	$(714)	$—	$—	$374,286	$(714)
MBS:
GSE residential MBS	99,733	(183)	—	—	99,733	(183)
Private label:
Private label residential MBS	189,174	(1,092)	1,537,084	(133,296)	1,726,258	(134,388)
HELOCs	—	—	15,114	(2,808)	15,114	(2,808)
Total private label MBS	189,174	(1,092)	1,552,198	(136,104)	1,741,372	(137,196)
Total MBS	288,907	(1,275)	1,552,198	(136,104)	1,841,105	(137,379)
Total AFS securities	$663,193	$(1,989)	$1,552,198	$(136,104)	$2,215,391	$(138,093)

	December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Private label:
Private label residential MBS	$—	$—	$2,022,863	$(218,363)	$2,022,863	$(218,363)
HELOCs	—	—	15,357	(7,064)	15,357	(7,064)
Total private label MBS	—	—	2,038,220	(225,427)	2,038,220	(225,427)
Total AFS securities	$—	$—	$2,038,220	$(225,427)	$2,038,220	$(225,427)
Note:
(1)Total unrealized losses are not equal to gross unrecognized holding losses in the previous table due to the impact of OTTI recognized in OCI on certain securities.

Securities Transferred.  Beginning in second quarter 2009, the Bank transferred investment securities from HTM to AFS when an OTTI credit loss had been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. The Bank transferred a total of four private label MBS from HTM to AFS in the first six months of 2011 and seven during the first six months of 2010. These securities had an OTTI credit loss recorded on them during the period in which they were transferred.

The following table presents the information on the private label MBS transferred during the six months ended June 30, 2011 and 2010.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
June 30, 2011 transfers	$—	$—	$—	$—	$—
March 31, 2011 transfers	93,622	(2,697)	—	—	90,925
Total June 30, 2011, year-to date transfers	$93,622	$(2,697)	$—	$—	$90,925
June 30, 2010 transfers	$315,540	$(17,470)	$—	$—	$298,070
March 31, 2010 transfers	23,268	(2,144)	—	—	21,124
Total June 2010 year-to-date transfers	$338,808	$(19,614)	$—	$—	$319,194

Notes to Financial Statements (unaudited) (continued)

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of June 30, 2011 and December 31, 2010 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,993	$1,998	$1,993	$1,998
Due after one year through five years	375,000	374,286
AFS securities excluding MBS	376,993	376,284	1,993	1,998
MBS	2,645,465	2,513,961	2,439,295	2,215,795

Total AFS securities	$3,022,458	$2,890,245	$2,441,288	$2,217,793

As of June 30, 2011, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $18.2 million and credit losses of $309.4 million, partially offset by OTTI-related accretion adjustments of $11.7 million. As of December 31, 2010, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $20.1 million and credit losses of $317.6 million, partially offset by OTTI-related accretion adjustments of $13.6 million.

Interest Rate Payment Terms.  The following table details interest payment terms for AFS MBS at June 30, 2011 and December 31, 2010.

(in thousands)	June 30, 2011	December 31, 2010
Amortized cost of AFS securities other than MBS:
Fixed-rate	$375,000	$—
Variable-rate	—	—
Total non-MBS	$375,000	$—
Amortized cost of AFS MBS:
Pass through securities:
Fixed-rate	$824,477	$964,090
Variable-rate	59,989	42,236
Collateralized mortgage obligations:
Fixed-rate	1,264,466	1,365,800
Variable-rate	496,533	67,169
Total AFS MBS	$2,645,465	$2,439,295
Total AFS securities	$3,020,465	$2,439,295
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

Realized Gains and Losses on AFS Securities.  During the second quarter of 2011, the Bank received $138.5 million in proceeds from the sale of one other-than-temporarily impaired AFS security and realized a gain of $7.3 million for the three and six months ended June 30, 2011.

During the second quarter of 2010, the Bank received $11.4 million in proceeds from the sale of one other-than-temporarily impaired AFS security and realized a loss of $118 thousand for the three and six months ended June 30, 2010.

Notes to Financial Statements (unaudited) (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following table presents HTM securities as of June 30, 2011 and December 31, 2010.

	June 30, 2011
(in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non MBS:
Certificates of deposit(1)	$3,950,000	$164	$—	$3,950,164
GSE securities	295,971	2,392	—	298,363
State or local agency obligations	288,499	1,572	(28,755)	261,316
Subtotal	4,534,470	4,128	(28,755)	4,509,843
MBS:
U.S. agency	2,578,935	11,180	(899)	2,589,216
GSE residential MBS	2,783,743	37,378	(10,675)	2,810,446
Private label MBS:
Private label residential MBS	1,854,376	9,381	(91,951)	1,771,806
HELOCs	20,304	—	(5,189)	15,115
Total private label MBS	1,874,680	9,381	(97,140)	1,786,921
Total MBS	7,237,358	57,939	(108,714)	7,186,583
Total HTM securities	$11,771,828	$62,067	$(137,469)	$11,696,426

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
Non MBS:
Certificates of deposit(1)	$3,550,000	$149	$—	$3,550,149
GSE securities	803,661	2,216	(2,346)	803,531
State or local agency obligations	369,682	1,468	(37,215)	333,935
Subtotal	4,723,343	3,833	(39,561)	4,687,615
MBS:
U.S. agency	2,396,004	12,978	(1,135)	2,407,847
GSE residential MBS	2,646,546	35,937	(21,996)	2,660,487
Private label MBS:
Private label residential MBS	2,268,411	8,678	(114,333)	2,162,756
HELOCs	23,457	—	(6,413)	17,044
Total private label MBS	2,291,868	8,678	(120,746)	2,179,800
Total MBS	7,334,418	57,593	(143,877)	7,248,134
Total HTM securities	$12,057,761	$61,426	$(183,438)	$11,935,749
Note:
(1)Represents certificates of deposit that meet the definition of a security.

Notes to Financial Statements (unaudited) (continued)

The following tables summarize the HTM securities with unrealized losses as of June 30, 2011 and December 31, 2010. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non MBS:
State or local agency obligations	$—	$—	$208,959	$(28,755)	$208,959	$(28,755)
MBS:
U.S. agency	544,864	(899)	—	—	544,864	(899)
GSE residential MBS	1,396,346	(10,427)	66,044	(248)	1,462,390	(10,675)
Private label:
Private label residential MBS	230,750	(1,461)	1,012,518	(90,490)	1,243,268	(91,951)
HELOCs	—	—	15,115	(5,189)	15,115	(5,189)
Total private label MBS	230,750	(1,461)	1,027,633	(95,679)	1,258,383	(97,140)
Total MBS	2,171,960	(12,787)	1,093,677	(95,927)	3,265,637	(108,714)
Total	$2,171,960	$(12,787)	$1,302,636	$(124,682)	$3,474,596	$(137,469)

	December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non MBS:
GSE securities	$747,654	$(2,346)	$—	$—	$747,654	$(2,346)
State or local agency obligations	17,473	(705)	207,980	(36,510)	225,453	(37,215)
MBS:
U.S. agency	778,624	(1,135)	—	—	778,624	(1,135)
GSE residential MBS	1,411,340	(21,900)	24,776	(96)	1,436,116	(21,996)
Private label:
Private label residential MBS	135,401	(2,020)	1,385,557	(112,313)	1,520,958	(114,333)
HELOCs	—	—	17,044	(6,413)	17,044	(6,413)
Total private label MBS	135,401	(2,020)	1,402,601	(118,726)	1,538,002	(120,746)
Total MBS	2,325,365	(25,055)	1,427,377	(118,822)	3,752,742	(143,877)
Total	$3,090,492	$(28,106)	$1,635,357	$(155,332)	$4,725,849	$(183,438)

Securities Transferred. During the six months ended June 30, 2011 and 2010, the Bank transferred certain private label MBS from HTM to AFS. See Note 3 for additional information regarding transfers.

Notes to Financial Statements (unaudited) (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of June 30, 2011 and December 31, 2010 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,950,000	$3,950,164	$3,621,973	$3,623,113
Due after one year through five years	299,901	302,401	808,491	808,491
Due after five years through ten years	8,050	7,885	9,415	8,998
Due after ten years	276,519	249,393	283,464	247,013
HTM securities excluding MBS	4,534,470	4,509,843	4,723,343	4,687,615
MBS	7,237,358	7,186,583	7,334,418	7,248,134

Total HTM securities	$11,771,828	$11,696,426	$12,057,761	$11,935,749

At June 30, 2011 and December 31, 2010, the amortized cost of the Bank’s MBS classified as HTM included net purchased discounts of $4.1 million and $10.6 million, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms for HTM securities at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(in thousands)	2011	2010
Amortized cost of HTM securities other than MBS:
Fixed-rate	$4,349,040	$4,532,868
Variable-rate	185,430	190,475
Total non-MBS	$4,534,470	$4,723,343
Amortized cost of HTM MBS:
Pass-through securities:
Fixed-rate	$1,440,232	$1,118,027
Variable-rate	875,706	1,104,575
Collateralized mortgage obligations:
Fixed-rate	1,837,415	1,748,665
Variable-rate	3,084,005	3,363,151
Total HTM MBS	$7,237,358	$7,334,418
Total HTM securities	$11,771,828	$12,057,761
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

Realized Gains and Losses on HTM Securities. There were no sales of HTM securities and, therefore, no realized gains or losses on sales for the six months ended June 30, 2011 and 2010.

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

Notes to Financial Statements (unaudited) (continued)

value at the Statement of Condition date. For securities in an unrealized loss position that meet neither of these conditions, the Bank evaluates whether there is OTTI by performing an analysis to determine if any of these securities will incur a credit loss, which could be up to the difference between the security's amortized cost basis and its fair value.

Private Label Residential MBS and HELOCs. The Bank invests in MBS, which were rated AAA at the time of purchase with the exception of one pre-2004 vintage security that was rated AA at the time of purchase. Each MBS may contain one or more forms of credit protection/enhancements, including but not limited to guarantee of principal and interest, subordination, over-collateralization, and excess interest and insurance wrap.

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. These alternative procedures include using a proxy bond’s loan level results to allocate loan level cash flows, a qualitative analysis of government agency loan-level guarantees, or different models for HELOCs as discussed below. Securities evaluated using alternative procedures during the second quarter were not significant to the Bank, as they represented approximately 5 percent of the par balance of private label MBS.

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

To determine the amount of the credit loss, the Bank compares the present value of the cash flows expected to be collected from its private label residential MBS to its amortized cost basis. For the Bank’s private label residential MBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. To calculate the present value of the estimated cash flows for fixed rate bonds the Bank uses the effective interest rate for the security prior to impairment. To calculate the present value of the estimated cash flows for variable rate and hybrid private label MBS, the Bank uses the contractual interest rate plus a fixed spread that sets the present value of cash flows equal to amortized cost before impairment. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis and uses the previous effective rate or spread until there is a significant increase in cash flows. When the Bank determines there is a significant increase in cash flows, the effective rate is recalculated.

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered.

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10 thousand or more people. The FHLBanks' OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from 0 percent (for those housing markets that are believed to have reached their trough) to 8 percent over the 9-month period beginning April 1, 2011 followed in each case by a 3-month period of flat prices. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0 percent to 2.8 percent in the first year, 0 percent to 3.0 percent in the second year, 1.5 percent to 4.0 percent in the third year, 2.0 percent to 5.0 percent in the fourth year, 2.0 percent to 6.0 percent in each of the fifth and sixth years, and 2.3 percent to 5.6 percent in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the

Notes to Financial Statements (unaudited) (continued)

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

There are four insurers wrapping the Bank’s HELOC investments. The financial guarantee from Assured Guaranty Municipal Corp. (AGMC) (formerly Financial Services Assurance Corp. (FSA)) is considered sufficient to cover all future claims. The Bank has placed no reliance on the financial guarantee from Financial Guarantee Insurance Corp. (FGIC) and AMBAC Assurance Corp. (AMBAC). The Bank established a burnout period ending December 31, 2011 for MBIA Insurance Corp. (MBIA). The Bank monitors these insurers and as facts and circumstances change, the burnout period could significantly change.

Notes to Financial Statements (unaudited) (continued)

For those securities for which an OTTI credit loss was determined to have occurred during the three months ended June 30, 2011 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following tables present a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended June 30, 2011 as well as the related current CE. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss. The CUSIP classification (Prime, Alt-A and subprime) is based on the classification as determined by the first model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance.

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
Prime:
2007	9.8	9.8	44.8	44.8	43.1	43.1	3.0	3.0
2006	7.5	6.3-8.2	18.5	16.8-19.5	39.9	37.5-41.9	4.6	2.8-8.3
2005	6.6	5.2-7.6	26.3	16.0-42.5	39.3	32.5-46.9	3.9	0.9-6.2
2004 and prior	9.0	9.0	4.3	4.3	21.9	21.9	5.2	5.2
Total Prime	8.2	5.2-9.8	29.5	4.3-44.8	40.1	21.9-46.9	3.9	0.9-8.3
Alt-A:
2007	10.2	9.3-11.8	54.1	43.5-58.8	51.3	48.9-52.6	4.1	0.0-7.7
2006	12.6	7.8-14.4	41.1	18.9-71.1	49.2	34.9-56.4	3.9	0.0-8.5
2005	12.2	12.1-12.2	28.4	26.4-31.8	44.9	40.7-47.5	4.6	4.1-4.8
2004 and prior	13.3	13.3	32.0	32.0	35.4	35.4	10.3	10.3
Total Alt-A	11.7	7.8-14.4	44.7	18.9-71.1	49.1	34.9-56.4	4.3	0.0-10.3
Subprime:
2004 and prior	10.5	10.5	41.7	41.7	95.0	95.0	13.3	13.3
Total Residential MBS - OTTI	10.4	5.2-14.4	39.2	4.3-71.1	45.9	21.9-95.0	4.2	0.0-13.3

	Significant Inputs for OTTI HELOCs
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2004 and prior	7.8	6.5-8.6	4.0	2.1-6.7	100.0	100.0	4.4	0-7.4

Notes to Financial Statements (unaudited) (continued)

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of June 30, 2011. The table below summarizes the Bank’s securities as of June 30, 2011 for which an OTTI has been recognized during second quarter 2011 and during the life of the security, as well as those AFS securities on which an OTTI has not been taken in order to reflect the entire AFS private label MBS portfolio balance.

	OTTI Recognized During the Three Months Ended June 30, 2011			OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$450,757	$406,858	$394,100	$1,256,581	$1,145,734	$1,112,896
Alt-A	850,232	692,942	611,444	1,098,109	898,228	803,127
Subprime	2,669	1,837	1,526	2,669	1,837	1,526
HELOCs	9,648	6,469	6,062	26,325	20,262	17,454
Total OTTI securities	1,313,306	1,108,106	1,013,132	2,383,684	2,066,061	1,935,003

Private label MBS with no OTTI	1,075,503	963,080	926,387	5,125	5,125	4,516
Total private label MBS	$2,388,809	$2,071,186	$1,939,519	$2,388,809	$2,071,186	$1,939,519
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.

The table below summarizes the impact of OTTI credit and noncredit losses recorded on AFS investment securities for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(2,819)	$2,819	$—	$(10,195)	$7,076	$(3,119)
Alt-A	(7,496)	7,496	—	(20,390)	20,390	—
Subprime	(87)	87	—	(134)	134	—
HELOCs	(442)	442	—	(637)	637	—
Total OTTI on private label MBS	$(10,844)	$10,844	$—	$(31,356)	$28,237	$(3,119)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(93,719)	$73,560	$(20,159)	$(106,962)	$84,649	$(22,313)
Alt-A	(16,710)	16,425	(285)	(30,725)	30,440	(285)
Subprime	—	—	—	(21)	21	—
HELOCs	(306)	306	—	(596)	596	—
Total OTTI on private label MBS	$(110,735)	$90,291	$(20,444)	$(138,304)	$115,706	$(22,598)

Notes to Financial Statements (unaudited) (continued)

The following tables present the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three months and six months ended June 30, 2011 and 2010.

	2011
(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Beginning balance	$334,984	$317,344
Additions:
Credit losses for which OTTI was not previously recognized	—	641
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	10,844	30,715
Reductions:
Securities sold and matured during the period	(30,687)	(30,687)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(2,249)	(5,121)
Ending balance	$312,892	$312,892

	2010
(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Beginning balance	$265,194	$238,130
Additions:
Credit losses for which OTTI was not previously recognized	2,689	2,909
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	108,046	135,395
Reductions:
Securities sold and matured during the period	(45)	(45)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(936)	(1,441)
Ending balance	$374,948	$374,948
Notes:
(1) For the three months ended June 30, 2011 and 2010, OTTI “previously recognized” represents securities that were impaired prior to April 1, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, OTTI “previously recognized” represents securities that were impaired prior to January 1, 2011 and 2010, respectively.
(2) This activity represents the increase in cash flows recognized in interest income during the period.

All other AFS and HTM Investments. At June 30, 2011, certain of the Bank's AFS and HTM investment portfolios, including those private label MBS not determined to be other-than-temporarily impaired, have experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining investment securities in an unrealized loss position and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery.

State and Local Housing Finance Agency Obligations. The Bank has determined that all unrealized losses on these investments are temporary given the creditworthiness of the issuers and the underlying collateral.

Notes to Financial Statements (unaudited) (continued)

Other U.S. obligations and GSE Investments. For other U.S. obligations, GSE non-MBS investments and GSE MBS investments, the Bank has determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of June 30, 2011, all of these gross unrealized losses are temporary. In August 2011, Moody's reaffirmed the U.S. government's AAA debt rating, as well as the ratings of all U.S. government-related institutions that are directly linked to the U.S. government or are otherwise vulnerable to sovereign risk, and revised the outlook to negative. In addition, in August 2011, S&P lowered its U.S. long-term AAA sovereign credit rating to AA+ with negative outlook. See the Executive Summary discussion in Part I, Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for details regarding these actions.

Note 6 – Advances

Detailed information regarding advances including collateral security terms can be found in Note 8 to the audited financial statements in the Bank's 2010 Form 10-K. At June 30, 2011 and December 31, 2010, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0 percent to 7.84 percent. AHP subsidized loans had interest rates ranging between 0 percent and 6.50 percent.

The following table details the Bank’s advances portfolio by year of contractual maturity as of June 30, 2011 and December 31, 2010.

(dollars in thousands)	June 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$8,280,310	1.26%	$10,936,796	1.26%
Due after 1 year through 2 years	4,540,410	3.48	3,885,825	3.83
Due after 2 years through 3 years	1,660,762	3.53	2,882,526	3.28
Due after 3 years through 4 years	2,840,074	3.66	2,192,717	3.55
Due after 4 years through 5 years	3,692,850	4.30	3,183,627	4.58
Thereafter	4,658,844	4.20	5,315,544	4.49
Total par value	25,673,250	3.04%	28,397,035	2.97%
Discount on AHP advances	(467)		(537)
Deferred prepayment fees	(18,035)		(19,502)
Hedging adjustments	1,257,687		1,331,443
Total book value	$26,912,435		$29,708,439

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At June 30, 2011 and December 31, 2010, the Bank had returnable advances of $2.0 million and $22.0 million, respectively.

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest-payment term structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow that Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable- to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At June 30, 2011 and December 31, 2010, the Bank had convertible advances outstanding of $4.9 billion and $5.2 billion, respectively.

Notes to Financial Statements (unaudited) (continued)

The following table summarizes advances by year of contractual maturity or next call date or next convertible date as of June 30, 2011 and December 31, 2010.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Due in 1 year or less	$8,282,310	$10,958,796	$12,519,060	$15,419,546
Due after 1 year through 2 years	4,538,410	3,883,825	3,612,910	3,374,325
Due after 2 years through 3 years	1,660,762	2,882,526	1,451,512	2,219,526
Due after 3 years through 4 years	2,840,074	2,172,717	2,652,574	1,946,967
Due after 4 years through 5 years	3,692,850	3,183,627	2,962,850	2,803,127
Thereafter	4,658,844	5,315,544	2,474,344	2,633,544
Total par value	$25,673,250	$28,397,035	$25,673,250	$28,397,035

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(in thousands)	2011	2010
Fixed rate – overnight	$45,000	$287,515
Fixed rate – term:
Due in 1 year or less	8,158,399	9,602,922
Thereafter	14,713,869	15,377,974
Total fixed rate	$22,917,268	$25,268,411
Variable-rate:
Due in 1 year or less	$76,911	$1,046,359
Thereafter	2,679,071	2,082,265
Total variable-rate	$2,755,982	$3,128,624
Total par value	$25,673,250	$28,397,035

At June 30, 2011 and December 31, 2010, 47.5 percent and 46.6 percent, respectively, of the Bank's fixed-rate advances were swapped to a floating rate. At June 30, 2011 and December 31, 2010, 32.7 percent and 28.8 percent, respectively, of the Bank's variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2011 and December 31, 2010, the Bank had advances of $16.8 billion and $18.5 billion, respectively, outstanding to the five largest borrowers, which represented 65.5 percent and 65.0 percent, respectively, of total advances outstanding at each period-end. Of these five, two each had outstanding loan balances in excess of 10 percent of the total portfolio at both June 30, 2011 and December 31, 2010. See Note 8 for information related to the Bank's credit risk on advances and allowance for credit losses.

Notes to Financial Statements (unaudited) (continued)

Note 7 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans, which it purchases from its participating members. Under the MPF Program, the Bank’s participating members originate, service, and credit enhance residential mortgage loans that are then sold to the Bank. In the past, the Bank has sold participation interests in some of its MPF Program loans to other FHLBanks and purchased participation interests from other FHLBanks. See Note 12 for further information regarding transactions with related parties.

The following table presents information as of June 30, 2011 and December 31, 2010 on mortgage loans held for portfolio.

(in thousands)	June 30, 2011	December 31, 2010
Fixed medium-term single-family mortgages(1)	$676,386	$749,280
Fixed long-term single-family mortgages(1)	3,421,686	3,692,430
Total par value	4,098,072	4,441,710
Premiums	41,862	44,891
Discounts	(13,142)	(14,794)
Hedging adjustments	13,664	14,402
Total mortgage loans held for portfolio	$4,140,456	$4,486,209
Note:
(1)Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity as of June 30, 2011 and December 31, 2010.

(in thousands)	June 30, 2011	December 31, 2010
Government-guaranteed/insured loans	$349,266	$366,443
Conventional loans	3,748,806	4,075,267
Total par value	$4,098,072	$4,441,710
Year of maturity
Due within one year	$40	$26
Due after one year through five years	4,680	4,053
Due after five years	4,093,352	4,437,631
Total par value	$4,098,072	$4,441,710

See Note 8 for information related to the Banks' credit risk on mortgage loans and allowance for credit losses.

Note 8 – Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank's portfolio segments: credit products; government-guaranteed or insured mortgage loans held for portfolio; conventional MPF Loans held for portfolio; and BOB loans.

Credit Products. The Bank manages its credit exposure to credit products (which includes advances, letters of credit, advance commitments, and other credit product exposure) through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends to its members in accordance with federal statute and Finance Agency regulations. Specifically, the Bank complies with the Federal Home Loan Bank Act of 1932 (the Act), which requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, community financial institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business and agriculture loans. The Bank's capital stock owned by the borrowing member is pledged

Notes to Financial Statements (unaudited) (continued)

as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance; borrowing capacity; and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. Management of the Bank believes that these policies effectively manage the Bank's respective credit risk from credit products.

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically place physical possession or control of the collateral with the Bank or its custodians. However, notwithstanding financial condition, the Bank always takes possession or control of securities collateral if it is used for MBC. The Bank perfects its security interest in all pledged collateral. The Act affords any security interest granted to the Bank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At June 30, 2011 and December 31, 2010, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At June 30, 2011 and December 31, 2010, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there have been no troubled debt restructurings related to credit products since inception.

Based upon the collateral held as security, its credit extension, collateral policies, management's credit analysis and the repayment history on credit products, the Bank did not incur any credit losses on credit products for the six months ended June 30, 2011 and the year ended December 31, 2010, or since inception. Accordingly, the Bank has not recorded any allowance for credit losses. At June 30, 2011 and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit products was required to be recorded.

Mortgage Loans - Government-Guaranteed or Insured. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture (RHS) and/or by the Department of Housing and Urban Development (HUD). Any losses from such loans are expected to be recovered from those entities. Any losses from such loans that are not recovered from those entities must be contractually absorbed by the servicers. Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

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

The Bank's allowance for credit losses takes into consideration the credit enhancements associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally considers primary mortgage insurance (PMI), supplemental mortgage insurance (SMI), and CE amount. Any incurred losses that are expected to be recovered from the CEs are not reserved as part of the Bank's allowance for credit losses.

For conventional MPF loans, credit losses that are not paid by the private mortgage insurance are allocated to the Bank up to an agreed upon amount, referred to as the First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating member (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or a supplemental mortgage insurance policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank. Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable is generally established for losses expected to be recovered by withholding CE fees. At June 30, 2011 and December 31, 2010, the MPF exposure under the FLA was $36.6 million and $41.1 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $1.2 million and $1.4 million for the three months ended June 30, 2011 and 2010, respectively, and $2.4 million and $2.8 million for the six months ended June 30, 2011 and 2010, respectively.

Notes to Financial Statements (unaudited) (continued)

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

BOB Loans. Both the probability of default and loss given default are determined and used to estimate the allowance for credit losses on BOB loans. Loss given default is considered to be 100 percent due to the fact that the BOB program has no collateral or credit enhancement requirements. In first quarter 2011, the Bank updated its probability of default from national statistics for speculative grade debt to the actual performance of the BOB program. The Bank also eliminated the adjustment to probability of default for trends in gross domestic product. In addition, as a result of the collection history of BOB loans, the Bank no longer has doubt about the ultimate collection of BOB loans that are current and only considers BOB loans that are delinquent to be nonperforming assets.

Rollforward of Allowance for Credit Losses. Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans for the three months and six months ended June 30, 2011 and 2010, as well as the recorded investment in conventional mortgage loans by impairment methodology at June 30, 2011.

	2011
(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Balance, beginning of period	$8,276	$3,150
Charge-offs	(161)	(161)
Provision for credit losses	1,035	6,161
Balance, end of period	$9,150	$9,150
Ending balance, collectively evaluated for impairment	$9,150	$9,150
Recorded investment balance, end of period: (1)
Collectively evaluated for impairment (2)	$3,805,371
Notes:
(1) Excludes government-guaranteed or -insured loans.
(2) Total recorded investment was collectively evaluated for impairment.

	2010
(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Balance, beginning of period	$2,870	$2,680
Charge-offs	(68)	(68)
Provision for credit losses	124	314
Balance, end of period	$2,926	$2,926

Notes to Financial Statements (unaudited) (continued)

BOB Loans.  The following table presents a rollforward of the allowance for credit losses on BOB loans for the three months ended June 30, 2011 and 2010, as well as the recorded investment in BOB loans by impairment methodology at June 30, 2011.

	2011
(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Balance, beginning of the period	$3,466	$5,753
Charge-offs	(439)	(563)
Recoveries
Provision (benefit) for credit losses	(29)	(2,192)
Balance, end of period	$2,998	$2,998
Ending balance, collectively evaluated for impairment	$2,998	$2,998
Recorded investment balance, end of period:
Collectively evaluated for impairment (1)	$18,072
Note:
(1) Total recorded investment was collectively evaluated for impairment.

	2010
(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Balance, beginning of period	$9,220	$9,481
Charge-offs	(294)	(293)
Provision (benefit) for credit losses	(1,517)	(1,779)
Balance, end of period	$7,409	$7,409

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarizes the Bank's key credit quality indicators for mortgage and BOB loans at June 30, 2011 and December 31, 2010.

(in thousands)	June 30, 2011
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans		Total
Past due 30-59 days	$56,507	$21,835	$14		$78,356
Past due 60-89 days	13,316	7,757	364		21,437
Past due 90 days or more	78,149	8,766	296		87,211
Total past due loans	$147,972	$38,358	$674		$187,004
Total current loans	3,657,399	319,629	17,398		3,994,426
Total loans	$3,805,371	$357,987	$18,072		$4,181,430
Other delinquency statistics:
In process of foreclosures, included above (2)	$56,242	$—	$—		$56,242
Serious delinquency rate (3)	2.1%	2.5%	1.6%		2.1%
Past due 90 days or more still accruing interest	$—	$8,766	$—		$8,766
Loans on nonaccrual status (4)	$82,149	—	$1,159	(5)	$83,308

Notes to Financial Statements (unaudited) (continued)

(in thousands)	December 31, 2010
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$70,678	$24,967	$171	$95,816
Past due 60-89 days	23,014	9,050	143	32,207
Past due 90 days or more	76,880	10,673	531	88,084
Total past due loans	$170,572	$44,690	$845	$216,107
Total current loans	3,964,693	330,570	19,062	4,314,325
Total loans	$4,135,265	$375,260	$19,907	$4,530,432
Other delinquency statistics:
In process of foreclosures, included above (2)	$46,504	$—	$—	$46,504
Serious delinquency rate (3)	1.9%	2.8%	2.7%	1.9%
Past due 90 days or more still accruing interest	$—	$10,673	$—	$10,673
Loans on nonaccrual status (4)	$80,940	$—	$19,907	$100,847
Notes:
(1)The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, adjustments for fair value hedges and direct write-downs. The recorded investment is not net of any valuation allowance.
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
(5) Includes deferred BOB loan balances of $484 thousand at June 30, 2011.

The Bank had $14.1 million and $12.6 million of REO in other assets at June 30, 2011 and December 31, 2010, respectively.

Purchases, Sales and Reclassifications. During the three months and six months ended June 30, 2011, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for sale.

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

Consistent with Finance Agency policy, the Bank enters into derivatives to manage the interest-rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulation and the Bank’s Risk Governance Policy prohibit trading in, or the speculative use of, these derivative instruments and limit credit risk arising from these instruments. The Bank may use derivatives to reduce funding costs for consolidated obligations and to manage interest rate risk and mortgage prepayment risk positions. Interest-rate exchange agreements (also referred to as derivatives) are an integral part of the Bank’s financial management strategy.

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

Notes to Financial Statements (unaudited) (continued)

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
Application of Interest-Rate Exchange Agreements. One strategy the Bank may use to manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with their associated interest rate derivatives, limit the Bank’s risk exposure. The Bank may use interest rate derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances, MPF loans, MBS, and consolidated obligations) to achieve risk management objectives. Derivative financial instruments are used by the Bank in two ways:

•	by designating them as a fair value or cash flow hedge of an associated financial instrument, a firm commitment or an anticipated transaction; or

•	in asset/liability management (i.e., economic hedges that do not qualify for hedge accounting).

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

The types of items that could be hedged include:

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

Notes to Financial Statements (unaudited) (continued)

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

	June 30,	December 31,
(in thousands)	2011	2010
Credit risk exposure(1)	$30,000	$30,257
Less:
Cash collateral	1,060	7,458
Securities held as collateral	—	—
Total collateral	1,060	7,458
Exposure net of collateral	$28,940	$22,799
Note:
(1) Includes net accrued interest receivable of $3.7 million and $10.0 million at June 30, 2011 and December 31, 2010.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2011 was $928.4 million for which the Bank has posted cash and securities collateral with a fair value of approximately $653.9 million in the normal course of business. If the Bank’s credit ratings had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $218.5 million of collateral to its derivative counterparties at June 30, 2011. In August 2011, Moody's reaffirmed the U.S. government's AAA debt rating, as well as the ratings of all U.S. government-related institutions that are directly linked to the U.S. government or are otherwise vulnerable to sovereign risk, and revised the outlook to negative. In addition, in August 2011, S&P lowered its U.S. long-term AAA sovereign credit rating, as well as the long-term credit ratings of all FHLBanks previously rated AAA, including the Bank, to AA+ with negative outlook. See the Executive Summary discussion in Part I, Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for details regarding these actions.

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

Notes to Financial Statements (unaudited) (continued)

The following tables summarize the notional and fair value of derivative instruments as of June 30, 2011 and December 31, 2010. For purposes of this disclosure, the derivative values include the fair value of derivatives and related accrued interest.

Fair Values of Derivative Instruments

	June 30, 2011
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$26,600,029	$331,792	$1,234,401

Total derivatives in hedge accounting relationships	$26,600,029	$331,792	$1,234,401
Derivatives not in hedge accounting relationships:
Interest rate swaps	$459,303	$3,359	$5,950
Interest rate caps	1,778,750	6,968	104
Mortgage delivery commitments	18,495	66	91
Total derivatives not in hedge accounting relationships	$2,256,548	$10,393	$6,145
Total derivatives before netting and collateral adjustments	$28,856,577	$342,185	$1,240,546
Netting adjustments		(312,185)	(312,185)
Cash collateral and related accrued interest		(1,060)	(346,127)
Total collateral and netting adjustments(1)		(313,245)	(658,312)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$28,940	$582,234

	December 31, 2010
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$25,701,174	$360,210	$1,297,875
Total derivatives in hedge accounting relationships	$25,701,174	$360,210	$1,297,875
Derivatives not in hedge accounting relationships:
Interest rate swaps	$50,000	$456	$—
Interest rate caps	1,653,750	6,462	306
Mortgage delivery commitments	21,787	126	70
Total derivatives not in hedge accounting relationships	$1,725,537	$7,044	$376
Total derivatives before netting and collateral adjustments	$27,426,711	$367,254	$1,298,251
Netting adjustments		(336,997)	(336,997)
Cash collateral and related accrued interest		(7,458)	(353,343)
Total collateral and netting adjustments(1)		(344,455)	(690,340)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$22,799	$607,911
Note:
(1)Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (unaudited) (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
(in thousands)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps	$(92)	$(7,898)	752	(8,651)
Total net gains (losses) related to fair value hedge ineffectiveness	$(92)	$(7,898)	752	(8,651)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$426	$504	173	952
Interest rate caps or floors	(1,728)	(1,586)	(2,159)	(6,120)
Net interest settlements	(35)	(486)	327	(884)
Mortgage delivery commitments	658	1,299	791	1,689
Other	34	161	223	443
Total net losses related to derivatives not designated as hedging instruments	$(645)	$(108)	(645)	(3,920)
Net gains (losses) on derivatives and hedging activities	$(737)	$(8,006)	107	(12,571)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the three and six months ended June 30, 2011 and 2010.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Three months ended June 30, 2011
Hedged item type:
Advances	$(116,586)	$115,440	$(1,146)	$(124,375)
Consolidated obligations – bonds	90,011	(88,957)	1,054	56,038
Total	$(26,575)	$26,483	$(92)	$(68,337)
Six months ended June 30, 2011
Hedged item type:
Advances	$44,598	$(44,194)	$404	$(252,769)
Consolidated obligations – bonds	15,811	(15,463)	348	116,906
Total	$60,409	$(59,657)	$752	$(135,863)

Notes to Financial Statements (unaudited) (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Three months ended June 30, 2010
Hedged item type:
Advances	$(202,448)	$196,395	$(6,053)	$(211,785)
Consolidated obligations – bonds	126,326	(128,171)	(1,845)	103,226
Total	$(76,122)	$68,224	$(7,898)	$(108,559)
Six months ended June 30, 2010
Hedged item type:
Advances	$(188,031)	$180,281	$(7,750)	$(456,153)
Consolidated obligations – bonds	135,233	(136,134)	(901)	224,043
Total	$(52,798)	$44,147	$(8,651)	$(232,110)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during the six months ended June 30, 2011 and 2010. The losses reclassified from AOCI into income for the effective portion of the previously terminated cash flow hedges are presented in the table below for the three months ended June 30, 2011 and 2010. This activity was reported in interest expense – consolidated obligation-bonds in the Bank’s Statement of Operations.

(in thousands)	Losses Reclassified from AOCI into Income
For the three months ended June 30, 2011	$(11)
For the six months ended June 30, 2011	(27)

For the three months ended June 30, 2010	(4)
For the six months ended June 30, 2010	(10)

As of June 30, 2011, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months were not material.

Notes to Financial Statements (unaudited) (continued)

Note 10 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2010 Form 10-K. The following table details interest rate payment terms for consolidated obligation bonds as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(in thousands)	2011	2010
Par value of consolidated bonds:
Fixed-rate	$31,356,367	$30,220,916
Step-up	1,120,000	215,000
Floating-rate	1,970,000	3,270,000
Total par value	34,446,367	33,705,916
Bond premiums	134,007	114,253
Bond discounts	(26,896)	(30,451)
Hedging adjustments	338,145	339,576
Total book value	$34,891,623	$34,129,294

At June 30, 2011 and December 31, 2010, 46.5 percent and 41.0 percent, respectively, of the Banks' fixed-rate bonds were swapped to a floating rate. At June 30, 2011 and December 31, 2010, 1.0 percent and 0.6 percent, respectively, of the Banks' variable-rate bonds were swapped to a different variable-rate index.

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
Year of Contractual Maturity (dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$8,868,650	1.25%	$10,281,400	1.53%
Due after 1 year through 2 years	6,400,260	2.24	5,224,250	2.70
Due after 2 years through 3 years	4,964,605	2.87	4,181,905	2.95
Due after 3 years through 4 years	5,077,740	2.81	2,896,350	3.13
Due after 4 years through 5 years	2,252,670	2.72	4,061,800	2.92
Thereafter	4,356,590	4.02	4,137,400	4.32
Index amortizing notes	2,525,852	4.66	2,922,811	4.66
Total par value	$34,446,367	2.60%	$33,705,916	2.81%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(in thousands)	2011	2010
Noncallable	29,615,707	30,590,916
Callable	4,830,660	3,115,000
Total par value	$34,446,367	$33,705,916

Notes to Financial Statements (unaudited) (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of June 30, 2011 and December 31, 2010.

Year of Contractual Maturity or Next Call Date	June 30,	December 31,
(in thousands)	2011	2010
Due in 1 year or less	$13,288,810	$12,849,900
Due after 1 year through 2 years	5,982,100	5,230,250
Due after 2 years through 3 years	4,254,605	3,878,905
Due after 3 years through 4 years	4,568,240	2,773,850
Due after 4 years through 5 years	1,587,670	3,836,300
Thereafter	2,239,090	2,213,900
Index amortizing notes	2,525,852	2,922,811
Total par value	$34,446,367	$33,705,916

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(dollars in thousands)	2011	2010
Book value	$10,815,003	$13,082,116
Par value	10,816,000	13,085,000
Weighted average interest rate (1)	0.08%	0.17%
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

The following table demonstrates the Bank’s compliance with these capital requirements at June 30, 2011 and December 31, 2010. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements.

	June 30, 2011		December 31, 2010
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,418,500	$4,107,972	$1,620,189	$4,418,437
Total capital-to-asset ratio	4.0%	7.9%	4.0%	8.3%
Total regulatory capital	$2,077,872	$4,108,071	$2,135,469	$4,418,552
Leverage ratio	5.0%	11.9%	5.0%	12.4%
Leverage capital	$2,597,340	$6,162,057	$2,669,336	$6,627,771

On August 4, 2009, the Finance Agency issued its final Prompt Corrective Action Regulation (PCA Regulation) incorporating the terms of the Interim Final Regulation issued on January 30, 2009. On June 20, 2011, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2011. In its determination, the Finance Agency maintained concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice

Notes to Financial Statements (unaudited) (continued)

from the Finance Agency regarding its capital classification for the quarter ended June 30, 2011.

Capital Concentrations. The following table presents member holdings of 10 percent or more of the Bank’s total capital stock outstanding as of June 30, 2011 and December 31, 2010.

(dollars in thousands)	June 30, 2011		December 31, 2010
Member	Capital Stock	Percent of Total	Capital Stock	Percent of Total
Sovereign Bank, Reading PA	$552,525	15.0%	$612,216	15.2%
Ally Bank, Midvale, UT(1)	425,335	11.5%	471,286	11.7%
ING Bank, FSB, Wilmington, DE	410,371	11.1%	454,705	11.3%
PNC Bank, N.A., Wilmington, DE (2) (3)	379,334	10.3%	420,314	10.5%
Notes:
(1)For Bank membership purposes, principal place of business is Horsham, PA.
(2)For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3)Included a minor amount of mandatorily redeemable capital stock at June 30, 2011 and December 31, 2010.

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

At June 30, 2011 and December 31, 2010, the Bank had $31.5 million and $34.2 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. No dividends were paid on mandatorily redeemable stock for the six months ended June 30, 2011 or 2010.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
(in thousands)	2011	2010
Balance, beginning of the period	$34,215	$8,256
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers )	665	31,272
Other redemption
Transfer of mandatorily redeemable capital stock to capital stock due to mergers		—
Redemption of mandatorily redeemable capital stock:
Withdrawals	(10)	(3,249)
Other redemptions (1)	(3,398)	—
Balance, end of the period	$31,472	$36,279
Note:
(1) Reflects the mandatorily redeemable capital stock activity related to the February and April 2011 partial excess capital stock repurchases.

As of June 30, 2011, the total mandatorily redeemable capital stock reflected balances for eight institutions. Two institutions were taken over by the FDIC and their charters were dissolved. One institution voluntarily dissolved its charter with the Office of Thrift Supervision (OTS). Four institutions were merged out of district and are considered nonmembers. The remaining institution was merged into a nonmember; subsequently, as of November 6, 2009, the nonmember was fully integrated into a member. The stock remains classified as mandatorily redeemable capital stock. These redemptions were not complete as of June 30, 2011.

Notes to Financial Statements (unaudited) (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
(in thousands)	2011	2010
Due in 1 year or less	$20	$29
Due after 1 year through 2 years	—	—
Due after 2 years through 3 years	3,661	88
Due after 3 years through 4 years	26,861	4,023
Due after 4 years through 5 years	930	30,075
Total	$31,472	$34,215

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

The Bank executed partial repurchases of excess capital stock on October 29, 2010, February 23, 2011, April 29, 2011 and July 29, 2011. The amount of excess capital stock repurchased from any member in each repurchase transaction was the lesser of 5 percent of the member's total capital stock outstanding or its excess capital stock outstanding on October 28, 2010, February 22, 2011, April 28, 2011 and July 28, 2011. The total amount of member excess capital stock at June 30, 2011 was $1.7 billion. The total amount of excess capital stock repurchased on July 29, 2011 was approximately $174 million.

Dividends, Retained Earnings and AOCI.  At June 30, 2011, retained earnings were $412.5 million, an increase of $15.2 million from December 31, 2010. This increase reflects the Bank’s net income earned during the first six months of 2011.

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

Notes to Financial Statements (unaudited) (continued)

The following table summarizes the changes in AOCI for the six months ended June 30, 2011 and 2010.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on AFS		Noncredit OTTI Gains(Losses) on HTM	Net Unrealized Gains(Losses) on Hedging Activities	Pension and Post Retirement Plans	Total
Balances as of December 31, 2009	$(2,020)	$(691,503)		$—	$264	$(681)	$(693,940)
Net unrealized gains	1,108	201,983		—	—	—	203,091
Noncredit component of OTTI losses	—	—		(19,614)	—	—	(19,614)
Reclassification adjustment of noncredit OTTI losses included in net income	—	135,320		—	—	—	135,320
Noncredit OTTI losses transferred from HTM to AFS	—	(19,614)		19,614	—	—	—
Reclassification adjustment for losses included in net income	—	118	—	—	(2)	—	116
Pension and postretirement benefits	—	—		—	—	27	27
Balances as of June 30, 2010	$(912)	$(373,696)		$—	$262	$(654)	$(375,000)

Balances as of December 31, 2010	$(962)	$(222,533)		$—	$270	$(116)	$(223,341)
Net unrealized gains	(194)	70,516		—	—	—	70,322
Noncredit component of OTTI losses	—	—		(2,697)	—	—	(2,697)
Reclassification adjustment of noncredit OTTI losses included in net income	—	30,934		—	—	—	30,934
Noncredit OTTI losses transferred from HTM to AFS	—	(2,697)		2,697	—	—	—
Reclassification adjustment for gains included in net income	—	(7,278)		—	15	—	(7,263)
Pension and postretirement benefits	—	—		—	—	(8)	(8)
Balances as of June 30, 2011	$(1,156)	$(131,058)		$—	$285	$(124)	$(132,053)

Joint Capital Enhancement Agreement. The 12 FHLBanks entered into a Joint Capital Enhancement Agreement (JCEA), as amended, which is intended to enhance the capital position of each FHLBank. The intent of the JCEA is to allocate that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate restricted retained earnings (RRE) account at that FHLBank.

Because each FHLBank has been required to contribute 20 percent of its earnings toward payment of the interest on REFCORP bonds until the REFCORP obligation has been satisfied, the JCEA provides that, upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20 percent of its net income each quarter to the RRE account until the balance of that account equals at least one percent of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends.

The FHLBanks subsequently amended their capital plans or capital plan submissions, as applicable, to implement the provisions of the JCEA, and the Finance Agency approved the capital plan amendments on August 5, 2011.

Also on August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the JCEA, starting in the third quarter of 2011, each FHLBank is required to allocate 20 percent of its net income to a separate RRE account.

Notes to Financial Statements (unaudited) (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	June 30,	December 31,
(in thousands)	2011	2010
Federal funds sold	$200,000	$400,000
Investments	210,540	218,850
Advances	15,732,711	17,815,121
Letters of credit	106,241	111,983
MPF loans	3,064,090	3,439,820
Deposits	42,526	40,471
Capital stock	1,858,945	2,077,406

The following table summarizes the Statement of Operations' effects corresponding to the related party member balances above.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Federal funds sold	$27	$135	$73	$198
Interest income on investments	619	2,109	1,276	4,255
Interest income on advances	26,768	36,682	54,680	69,133
Prepayment fees on advances	—	—	—	21
Letters of credit fees	37	66	67	114
Interest income on MPF loans	42,669	54,292	87,549	110,601
Interest expense on deposits	3	8	9	13

Interest income on advances for the three and six months ended June 30, 2011, included contractual interest income of $131.3 million and $264.9 million, net interest settlements on derivatives in fair value hedge relationships of $(95.6) million and $(192.7) million and total amortization of basis adjustments of $(8.9) million and $(17.5) million. For the three and six months ended June 30, 2010, interest income included contractual interest income of $189.7 million and $395.0 million, net interest settlements on derivatives in fair value hedge relationships of $(147.5) million and $(318.4) million and total amortization of basis adjustments of $(5.6) million and $(7.6) million.

The following table includes the MPF activity of the related party members.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Total MPF loan volume purchased	$—	$50,744	$—	$64,837

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2011	2010	2011	2010
Servicing fee expense	$167	$144	$331	$283
Interest income on MPF deposits	1	3	4	4

(in thousands)	June 30, 2011	December 31, 2010
Interest-bearing deposits maintained with FHLBank of Chicago	$8,765	$10,094

Notes to Financial Statements (unaudited) (continued)

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For the three and six months ended June 30, 2011 and 2010, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the three and six months ended June 30, 2011 and 2010, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the three and six months ended June 30, 2011 and 2010.

On August 19, 2010, the Bank entered into a Master Participation Agreement (MPA) with FHLBank of Des Moines which allows either FHLBank to (1) sell a participating interest in an existing advance to the other FHLBank; (2) fund a new advance on a participating basis to the other FHLBank; or (3) sell a participating interest in a standby letter of credit, each drawing thereunder and the related reimbursement obligations to the other FHLBank. As of December 31, 2010, the Bank had sold $1.0 billion of participating interests in standby letters of credit and the related reimbursement obligations to FHLBank of Des Moines. At June 30, 2011, there was no letter of credit balance related to this MPA.

Additional discussions regarding related party transactions including the definition of related party can be found in Note 19 of the footnotes to the audited financial statements in the Bank's 2010 Form 10-K.

Note 13 – Estimated Fair Values

The fair value amounts presented in this footnote disclosure, and reported on the Statement of Condition where applicable, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2011 and December 31, 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

Notes to Financial Statements (unaudited) (continued)

The carrying value and estimated fair value of the Bank’s financial instruments at June 30, 2011 and December 31, 2010 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Fair Value Summary Table

	June 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$1,468,098	$1,468,098	$143,393	$143,393
Interest-bearing deposits	8,765	8,765	10,094	10,094
Federal funds sold	3,380,000	3,379,985	3,330,000	3,329,962
Trading securities	1,134,607	1,134,607	1,135,981	1,135,981
Available-for-sale securities	2,890,245	2,890,245	2,217,793	2,217,793
Held-to-maturity securities	11,771,828	11,696,426	12,057,761	11,935,749
Advances	26,912,435	27,068,629	29,708,439	29,763,690
Mortgage loans held for portfolio, net	4,131,306	4,402,571	4,483,059	4,761,475
BOB loans, net	14,971	14,971	14,154	14,154
Accrued interest receivable	140,792	140,792	153,458	153,458
Derivative assets	28,940	28,940	22,799	22,799

Liabilities:
Deposits	$1,191,960	$1,191,990	$1,167,000	$1,167,028
Consolidated obligations:
Discount notes	10,815,003	10,815,349	13,082,116	13,082,519
Bonds	34,891,623	35,589,823	34,129,294	34,775,998
Mandatorily redeemable capital stock	31,472	31,472	34,215	34,215
Accrued interest payable	151,079	151,079	167,962	167,962
Derivative liabilities	582,234	582,234	607,911	607,911

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

Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank’s derivative instruments, TLGP investments, U.S. Treasury bills and certain AFS securities consisting of GSE securities and GSE MBS are considered Level 2 instruments based on the inputs utilized to derive fair value.

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

The following table presents (for those fair value measurements that fell in either Level 2 or Level 3) the significant inputs used to measure fair value for each class of non-MBS investment securities that are carried on the Statement of Condition at fair value as of June 30, 2011.

	Interest Rate Curve	Spread Adjustment
U.S. Treasury bills	U.S. Treasury	None
TLGP investments	LIBOR Swap	(5) basis points
GSE securities	Consolidated Obligations	None

Investment Securities – MBS.  The Bank’s valuation technique incorporates prices from up to four designated third-party pricing vendors, when available. These pricing vendors use methods that generally employ, but are not limited to benchmark yields, recent trades, dealer estimates, valuation models, benchmarking of like securities, sector groupings, and/or matrix pricing. The Bank establishes a price for each of its MBS using a formula that is based upon the number of prices received. If four prices are received, the average of the middle two prices is used; if three prices are received, the middle price is used; if two prices are received, the average of the two prices is used; and if one price is received, it is used subject to additional validation as described below. The computed prices are tested for reasonableness using specified tolerance thresholds. Computed prices within the established thresholds are generally accepted unless strong evidence suggests that using the formula-driven price would not be appropriate. Preliminary estimated fair values that are outside the tolerance thresholds, or that management believes may not be appropriate based on all available information (including those limited instances in which only one price is received), are subject to further analysis including but not limited to a comparison to the prices for similar securities and/or to non-binding dealer estimates or the use of an internal model that is deemed most appropriate after consideration of all relevant facts and circumstances that a market participant would consider. As of June 30, 2011, all of the Bank’s MBS holdings were priced using this valuation technique. Based on the current lack of significant market activity for private label residential MBS, the fair value measurements for such securities as of June 30, 2011 fell within Level 3 of the fair value hierarchy.

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

Commitments. The fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at June 30, 2011 and December 31, 2010. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Commitments to Extend Credit for Mortgage Loans. Certain mortgage loan purchase commitments are recorded as derivatives at their fair value.

Subjectivity of Estimates. Estimates of the fair value of complex financial instruments using the methods described above are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows,

Notes to Financial Statements (unaudited) (continued)

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

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at June 30, 2011 and December 31, 2010.

	June 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$879,980	$—	$—	$879,980
TLGP investments	—	250,074	—	—	250,074
Other non-MBS	4,553	—	—	—	4,553
Total trading securities	$4,553	$1,130,054	$—	$—	$1,134,607
AFS securities:
GSE securities	$—	$374,286	$—	$—	$374,286
Mutual funds partially securing employee benefit plan obligations	1,998	—	—	—	1,998
GSE residential MBS	—	574,442	—	—	574,442
Private label MBS:
Private label residential	—	—	1,922,065	—	1,922,065
HELOCs	—	—	17,454	—	17,454
Total AFS securities	$1,998	$948,728	$1,939,519	$—	$2,890,245
Derivative assets:
Interest rate related	$—	$342,119	$—	$(313,245)	$28,874
TBA's	—		—	—	—
Mortgage delivery commitments	—	66	—	—	66
Total derivative assets	$—	$342,185	$—	$(313,245)	$28,940
Total assets at fair value	$6,551	$2,420,967	$1,939,519	$(313,245)	$4,053,792
Liabilities:
Derivative liabilities:
Interest rate related	$—	(1,240,455)	$—	$658,312	$(582,143)
TBA's	—		—	—	—
Mortgage delivery commitments	—	(91)	—	—	(91)
Total liabilities at fair value	$—	$(1,240,546)	$—	$658,312	$(582,234)

Notes to Financial Statements (unaudited) (continued)

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$879,861	$—	$—	$879,861
TLGP investments	—	250,094	—	—	250,094
Mutual funds offsetting deferred compensation	6,026	—	—	—	6,026
Total trading securities	$6,026	$1,129,955	$—	$—	$1,135,981
AFS securities:
Mutual funds partially securing employee benefit plan obligations	$1,998	$—	$—	$—	$1,998
Private label MBS:
Private label residential	—	—	2,200,438	—	2,200,438
HELOCs	—	—	15,357	—	15,357
Total AFS securities	$1,998	$—	$2,215,795	$—	$2,217,793
Derivative assets:
Interest rate related	$—	$367,128	$—	$(344,455)	$22,673
Mortgage delivery commitments	—	126	—	—	126
Total derivative assets	$—	$367,254	$—	$(344,455)	$22,799
Total assets at fair value	$8,024	$1,497,209	$2,215,795	$(344,455)	$3,376,573
Liabilities:
Derivative liabilities:
Interest rate related	$—	$1,298,181	$—	$(690,340)	$607,841
Mortgage delivery commitments	—	70	—	—	70
Total liabilities at fair value	$—	$1,298,251	$—	$(690,340)	$607,911
Note:
(1)Amounts represent the effect of legally enforceable master netting agreements on derivatives that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

There were no transfers between Levels 1 and 2 during the six months ended June 30, 2011.

Notes to Financial Statements (unaudited) (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the six months ended June 30, 2011 and 2010. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Six Months Ended June 30, 2011	AFS Private Label MBS- HELOCs Six Months Ended June 30, 2011	AFS Private Label MBS-Residential Six Months Ended June 30, 2010	AFS Private Label MBS- HELOCs Six Months Ended June 30, 2010
Balance at beginning of period	$2,200,438	$15,357	$2,380,973	$14,335
Total gains (losses) (realized/unrealized):
Included in net gains (losses) on sale of AFS securities	7,278	—	(118)	—
Included in net OTTI credit losses	(30,296)	(638)	(135,010)	(596)
Included in AOCI	89,862	4,792	331,733	4,388
Purchases, issuances, sales and settlements:
Sales	(132,362)	—	(11,007)	—
Settlements	(303,780)	(2,057)	(254,944)	(2,595)
Transfer to (from) Level 3	—	—	—	—
Transfer of OTTI securities, from HTM to AFS	90,925	—	319,194	—
Balance at June 30	$1,922,065	$17,454	$2,630,821	$15,532
Total amount of gains (losses) for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30	$(30,296)	$(638)	$(135,010)	$(596)

During the first six months of 2011, the Bank transferred four private label MBS from its HTM portfolio to its AFS portfolio, in the period in which the OTTI charge was recorded. During the first six months of 2010, the Bank transferred seven private label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above. Further details, including the OTTI charges relating to this transfer and the rationale for the transfer, are presented in Note 3 to these unaudited financial statements.

Notes to Financial Statements (unaudited) (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in millions)	June 30, 2011			December 31, 2010
Notional amount	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding (1)	$6,308.9	$344.7	$6,653.6	$10,114.1
Commitments to fund additional advances and BOB loans	149.1	—	149.1	1,554.0
Commitments to fund or purchase mortgage loans	18.5	—	18.5	21.8
Unsettled consolidated obligation bonds, at par(2)	495.9	—	495.9	165.0
Unsettled consolidated obligation discount notes, at par	900.0	—	900.0	—
Notes:
(1) Includes approved requests to issue future standby letters of credit of $580.3 million and $485.3 million at June 30, 2011 and December 31, 2010, respectively.
(2) Includes $410.0 million and $85.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at June 30, 2011 and December 31, 2010, respectively.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $555 thousand and $1.7 million as of June 30, 2011 and December 31, 2010, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are collateralized at the time of issuance. The Bank records a liability with respect to BOB commitments, which is reflected in other liabilities on the Statement of Condition. At June 30, 2011, the Bank had $758 thousand in outstanding BOB commitments.

The Bank does not have any legally binding or unconditional unused lines of credit for advances at June 30, 2011 and December 31, 2010. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $7.5 billion at June 30, 2011 and $7.4 billion at December 31, 2010.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $18.5 million and $21.8 million at June 30, 2011 and December 31, 2010, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair value.

Pledged Collateral. The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of June 30, 2011, the Bank has pledged total collateral of $653.9 million, including cash of $346.1 million and securities that cannot be sold or repledged with a fair value of $307.8 million, to certain of its derivative counterparties. As of December 31, 2010, the Bank had pledged total collateral of $647.3 million, including cash of $353.3 million and securities that cannot be sold or repledged with a fair value of $294.0 million, to certain of its derivative counterparties. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty. The Bank reported $307.8 million and $294.0 million of the collateral as trading securities as of June 30, 2011 and December 31, 2010, respectively.

Notes to Financial Statements (unaudited) (continued)

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

The Bank had filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5 percent of the Bank's capital stock as of June 30, 2011. The Bank and the various Lehman affiliates have mutually agreed to the dismissal of the adversary proceeding regarding the failure to return collateral relating to conducting derivatives with Lehman which was approved by the bankruptcy court on March 29, 2011. Pursuant to the order, the dismissal has no effect on the Bank's pending proofs of claim against any Lehman entities and the dismissal does not prevent the Bank from continuing to prosecute its derivative related claim as a general unsecured claim, which the Bank continues to pursue. As of June 30, 2011, the Bank maintained a $35.3 million reserve on the $41.5 million receivable noted above, as the Bank utilized the unsecured claim in determining its reserve. The Bank and Lehman are in discussions regarding the value of the Bank's derivative related claim.

Notes 6, 9, 10, 11 and 12 also discuss other commitments and contingencies.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2011.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

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

The Bank has discontinued its LBSF adversary proceeding and pursued that claim in the LBSF bankruptcy through the proof of claim process, which made pursuing the adversary proceeding against LBSF unnecessary. The Bank has filed proofs of claim against Lehman Brothers Holdings, Inc. and Lehman Brothers Commercial Corp. as well. The Bank had filed a complaint against Lehman Brothers Holding Inc., Lehman Brothers, Inc., Lehman Brothers Commercial Corporation, Woodlands Commercial Bank, formerly known as Lehman Brothers Commercial Bank, and Aurora Bank FSB (Aurora), formerly known as Lehman Brothers Bank FSB, alleging unjust enrichment, constructive trust, and conversion claims. Aurora is a member of the Bank. Aurora did not hold more than 5 percent of the Bank's capital stock as of June 30, 2011. The Bank and the various Lehman affiliates have mutually agreed to the dismissal of the adversary proceeding regarding the failure to return collateral related to conducting derivatives with Lehman which was approved by the bankruptcy court on March 29, 2011. Pursuant to the order, the dismissal has no effect on the Bank's pending proofs of claim against any Lehman entities regarding misrepresentations in selling private label MBS to the Bank and the dismissal does not prevent the Bank from continuing to prosecute its derivative related claim as a general unsecured claim, which the Bank continues to pursue. The Bank and Lehman continue to engage in discussions regarding the value of the Bank's derivative related claim.

On September 23, 2009, the Bank filed two complaints in state court, the Court of Common Pleas of Allegheny County, Pennsylvania relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held approximately 6 percent of the Bank’s capital stock as of June 30, 2011 and December 31, 2010.

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

The following table presents the Moody's and S&P ratings for the FHLBank System and each of the FHLBanks within the System, reflecting the benefit of the support the FHLBanks receive from the U.S. government, as of August 8, 2011.

	Moody's Investor Service/Outlook	Standard & Poor's/Outlook
Consolidated obligation discount notes	P-1	A-1+
Consolidated obligation bonds	Aaa/ Negative	AA+ /Negative

FHLBank	Moody's		S&P
	Long-Term/Short-Term Rating	Outlook	Long-Term/Short-Term Rating	Outlook
Atlanta	Aaa/P-1	Negative	AA+/A-1+	Negative
Boston	Aaa/P-1	Negative	AA+/A-1+	Negative
Chicago	Aaa/P-1	Negative	AA+/A-1+	Negative
Cincinnati	Aaa/P-1	Negative	AA+/A-1+	Negative
Dallas	Aaa/P-1	Negative	AA+/A-1+	Negative
Des Moines	Aaa/P-1	Negative	AA+/A-1+	Negative
Indianapolis	Aaa/P-1	Negative	AA+/A-1+	Negative
New York	Aaa/P-1	Negative	AA+/A-1+	Negative
Pittsburgh	Aaa/P-1	Negative	AA+/A-1+	Negative
San Francisco	Aaa/P-1	Negative	AA+/A-1+	Negative
Seattle	Aaa/P-1	Negative	AA+/A-1+	Negative
Topeka	Aaa/P-1	Negative	AA+/A-1+	Negative

In August 2011, Moody's reaffirmed the U.S. government's AAA debt rating, as well as the ratings of all U.S. government-related institutions that are directly linked to the U.S. government or are otherwise vulnerable to sovereign risk, and revised the outlook to negative. In addition, in August 2011, S&P lowered its U.S. long-term AAA sovereign credit rating, as well as the long-term credit ratings of all FHLBanks previously rated AAA, to AA+ with negative outlook. See the Executive Summary discussion in Part I, Item 2. Management's Discussion and Analysis in the quarterly report filed on this Form 10-Q for details regarding these actions.

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

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: August 9, 2011

By: /s/ Kristina K. Williams
Kristina K. Williams
Chief Operating Officer & Chief Financial Officer