Form 10-Q
period 2011-09-30
Federal Home Loan Bank of Pittsburgh
filed 2011-11-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

There were 33,170,551 shares of common stock with a par value of $100 per share outstanding at October 31, 2011.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly OTTI process; changes in the Bank's capital structure; changes in the Bank's capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances' prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the System's debt rating or the Bank's rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank's ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; and timing and volume of market activity. This Management's Discussion and Analysis should be read in conjunction with the Bank's unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2010 Form 10-K, including Risk Factors included in Item 1A of that report.

Executive Summary

Overview. The Bank's financial condition and results of operation are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During the first nine months of 2011, the Bank continued to face challenges with respect to the decreasing advance portfolio, runoff of higher-yielding assets, including mortgage-backed securities (MBS) and mortgage loans, and the ongoing impact of other-than-temporary impairment (OTTI) credit losses on the private label MBS portfolio.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank through earnings on invested capital. Finally, the Bank has a large percentage of mortgage-related assets on the balance sheet thus making it sensitive to changes in mortgage rates. Generally, due to the Bank's cooperative structure, the Bank earns relatively narrow net spreads between yield on assets (particularly advances, its largest asset) and the cost of corresponding liabilities.

The Bank expects its near-term ability to generate significant earnings on short term investments will be limited as the Federal Open Market Committee (FOMC) is expected to maintain the target range for the Federal funds rate of 0% to 0.25% for some time. On August 9, 2011, the Chairman of the Federal Reserve Board (Fed) announced that it is the Fed's expectation that near-zero interest rates will be maintained until 2013. In addition, on September 21, 2011, the Fed announced "Operation Twist," whereby the Fed plans to purchase longer-term assets and sell shorter-term assets in an attempt to maintain low long-term interest rates.

Effective April 1, 2011 the FDIC as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), changed the basis on which FDIC-insured institutions are assessed insurance premiums. Specifically, the FDIC changed the insurance premium assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Previously, FDIC-insured institutions could borrow overnight Federal funds, primarily from the government-sponsored entities (GSEs), leave these borrowed funds in their Federal Reserve Bank (FRB) accounts, and earn a positive spread. With the

FDIC now effectively assessing a fee on those assets, leveraging with overnight funds has become less attractive and, as a result, demand for overnight Federal funds from domestic banks has declined. Consequently, the effective rate on Federal funds remained in the range of 0.06% to 0.17% and averaged 0.08% during the third quarter. If the Federal funds effective rate remains in this lower range, Bank earnings on capital will be negatively impacted.

The following table presents key market interest rates for the periods indicated.

	3rd Quarter 2011 Average	2nd Quarter 2011 Average	3rd Quarter 2010 Average	Year-to-Date 2011 Average	Year-to-Date 2010 Average
Target overnight Federal funds rate	0.25%	0.25%	0.25%	0.25%	0.25%
3-month LIBOR (1)	0.30%	0.26%	0.39%	0.29%	0.36%
2-year U.S. Treasury	0.28%	0.55%	0.53%	0.50%	0.76%
5-year U.S. Treasury	1.14%	1.84%	1.54%	1.69%	2.06%
10-year U.S. Treasury	2.40%	3.19%	2.77%	3.01%	3.31%
15-year mortgage current coupon (2)	2.44%	3.15%	2.75%	3.01%	3.23%
30-year mortgage current coupon (2)	3.49%	4.06%	3.54%	3.93%	4.05%
Notes:
(1)LIBOR - London Interbank Offered Rate
(2)Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts.  The Bank's earnings are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. Theoretically, flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During the first nine months of 2011, the U.S. Treasury yield curve flattened with short-term interest rates decreasing modestly and long-term interest rates decreasing more than 100 basis points from year-end 2010. The spread between 2-year and 10-year Treasuries narrowed but remained wide, reflecting the uncertain path of the economic expansion as the economy continued to recover following its emergence from the recession of 2007-09. Unfortunately, the Bank's ability to significantly capitalize on the steep yield curve was restricted due to continuing private label MBS credit concerns and narrower spreads between rates on funding and yields on MBS assets, which limited the accumulation of these assets.

The performance of the Bank's portfolios of mortgage assets is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter duration mortgage products. Under normal circumstances, when rates decline, prepayments increase, resulting in accelerated accretion/amortization of any associated premiums/discounts. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin. Given the current environment of declining home values and tighter mortgage credit, refinancing activity has been slow compared to historical experience. However, the reduced refinancing level has not prevented higher spread MBS portfolios from prepaying and being replaced with lower spread MBS.

The volatility of yield curve shifts may also have an effect on the Bank's duration of equity and the cost of maintaining duration within limits. Volatility in interest rates may cause management to take action to maintain compliance with these limits, even though a subsequent, sudden reversal in rates may make such hedges unnecessary. Volatility in interest rate levels and in the shape of the yield curve may increase the cost of compliance with the Bank's duration limits. In the past few years, the typical cash flow variability of mortgage assets has become less pronounced as the combination of declining residential housing values and reduced credit availability has diminished refinancing activity. If this trend continues, the duration of assets could be extended and the cost to fund these assets could increase.

Market and Housing Trends. The economy continued to send mixed signals in the third quarter as weak job growth and long-term fiscal concerns overshadowed other positive economic developments. A number of temporary factors that hindered the economy in the second quarter, including supply chain disruptions due to higher energy prices and the situation in Japan, faded at the start of the third quarter, providing some level of optimism for a stronger second half of 2011. Conversely, disappointing regional manufacturing surveys and a decrease in consumer confidence, combined with increased uncertainty surrounding Europe, led many economists to scale back their full year 2011 and 2012 expectations and increase the probability of recession over the next twelve months.

The FOMC implemented an active strategy to keep rates low in an effort to promote economic growth. These low rates have failed to spark housing activity, which remains near historic lows, as consumers remain restrained by economic uncertainty, high unemployment and tighter credit conditions. Low confidence also continued to dampen small business hiring, limiting substantial job growth. Initial claims averaged above 400 thousand during third quarter 2011, keeping unemployment above 9%. The ultimate impact of supportive policy is uncertain at this time but the Fed's commitment to undertake action is clear and should provide some level of stability to the markets.

In addition to the soft domestic economic results, markets have been hampered by the sovereign debt crisis in Europe and corresponding banking concerns. As a result of this uncertainty and despite the downgrade of the U.S. government, U.S. Treasury markets experienced a flight to quality, further pushing rates lower during the third quarter of 2011. The European crisis also demonstrates the fragility of the global economic recovery. The Euro-zone gross domestic product is slightly larger than that of the U.S. and a drawn-out recovery in the EU could lead to a significant slowdown domestically. In late October 2011, certain European governments reached a tentative agreement that may provide some degree of relief to the sovereign debt situation. However, whether such an agreement will become effective, and the ultimate impact of any such agreement, is not yet known.

The Bank's members' demand for advances has declined from year-end 2010 due to some of the factors described above. Additionally, members have historically high deposit levels which provide them with funding for the loan demand that they have. As an example of the volatility in advance demand, during the height of the credit crisis in September 2008 when the FHLBanks continued to provide funding for members, the Bank's advances were $72.5 billion. However, now that the credit crisis has eased and members have excess deposits, advances have declined to $25.8 billion at September 30, 2011. By comparison, the Bank's advance portfolio was most recently at a similar level at December 31, 2000, when advances totaled $25.9 billion.

Results of Operations. The overall economic conditions discussed above have significantly impacted the Bank in terms of advance volume and credit losses on its private label MBS. Those items are discussed below, along with other items which significantly impacted the Bank.

During the third quarter of 2011, the Bank recorded net income of $11.9 million compared to net income of $45.1 million for the third quarter of 2010. The decline was primarily driven by lower net interest income, which dropped from $50.6 million in third quarter 2010 to $37.5 million in third quarter 2011. In addition, the Bank recorded net losses on derivatives and hedging activities in the current quarter. Third quarter 2011 and 2010 results were only minimally impacted by OTTI credit losses, with a total of $6.2 million and $7.0 million, respectively, taken on the Bank's private label MBS portfolio. Results for the third quarter of 2010 included a gain on the sale of an AFS security and net gains on derivatives and hedging activities.

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

The third quarter 2011 OTTI assumption changes did not significantly impact the Bank. The analysis included the use of an updated version of one of the models utilized in the OTTI process. This version incorporated a more recent data set into the model's Alt-A transition factors as well as other updates. In addition, the third quarter 2011 OTTI analysis reflected a current to trough housing price forecast that is on average 2% lower than the second quarter 2011 OTTI analysis. This change reflected a housing market that continued to show vulnerability, a slowdown of the economic recovery and an outlook that was more negative. Certain bonds also experienced performance deterioration during the third quarter of 2011, in the form of higher delinquencies and/or a reduction in the level of credit enhancement (CE). For third quarter 2011, the Bank experienced Alt-A and Prime OTTI credit charges of $4.2 million and $1.8 million, respectively, compared to $6.2 million and $74 thousand, respectively, in third quarter 2010.

Assumption changes in future periods could materially impact the amount of OTTI credit-related losses which could be recorded. Additionally, if the performance of the underlying loan collateral deteriorates, the Bank could experience further credit losses on the portfolio. At the present time, the Bank cannot estimate the future amount of any additional credit losses. See Note 5 to the unaudited financial statements in this Form 10-Q for additional information regarding the key modeling assumptions for OTTI measurement.

Net Interest Income. The decline in net interest income was driven by both a shrinking balance sheet and compression of the net interest margin. Runoff of higher yielding mortgage assets and higher costs associated with balance sheet management drove the compression of the net interest margin. As private label MBS, which are generally higher-coupon assets, are paying down and otherwise declining, the Bank is replacing these investments with lower-yielding, less risky agency and GSE MBS. With respect to the mortgage loan portfolio, there are fewer high-quality mortgage loans available for purchase. The net interest margin for third quarter 2011 decreased 5 basis points to 30 basis points from third quarter 2010.

Financial Condition. Advances. The Bank's advance portfolio continued to decline, down 13% from December 31, 2010 to September 30, 2011. Demand for advances has decreased as members have reduced their balance sheets and experienced high levels of retail deposits relative to historical levels, due in part to the factors noted above. During the third quarter of 2011, the rate of decline in the level of advances has slowed, with balances decreasing $1.1 billion from June 30, 2011 to September 30, 2011. Although the advance portfolio has declined, its average life has been extended as a greater portion of short-term advances have been repaid upon maturity; this is evidenced in the swing of short-term advance balances from year-end. At September 30, 2011, only 30% of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 39% at December 31, 2010. A large portion of short-term advances had historically been rolled over upon maturity.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) member reaction to the Bank's voluntary decision to temporarily suspend dividend payments and to execute only partial excess stock repurchases; (4) the Bank's liquidity position and how management chooses to fund the Bank; (5) current, as well as future, credit market conditions; (6) housing market trends; and (7) the shape of the yield curve. In the current market environment, the Bank believes that there may continue to be an increased probability of extensions in maturities of members' advances. The low interest rate environment that has persisted for a substantial period of time has not appeared to affect members' advance demand. Rather, low advance demand has been driven primarily by the significant increase in members' liquidity due to higher retail deposits and an overall decrease in the size of members' balance sheets.

Investments. At September 30, 2011, the Bank held $16.5 billion of total investment securities, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities as well as interest-bearing deposits, Federal funds sold and securities purchased under agreement to resell. This total included $3.5 billion of private label MBS, which was all rated "investment grade" at the time of purchase. As of September 30, 2011, $1.1 billion was rated "investment grade" and $2.4 billion was rated "below investment grade". The majority of the deterioration between "investment grade" and "below investment grade" occurred in the first nine months of 2009. During the first nine months of 2011, $422.9 million of investments (par value) were downgraded to "below investment grade." The Bank has experienced overall improvement in the fair value of its private label MBS portfolio since the low point at the end of 2008. Prices can change for many reasons; the Bank is unable to predict the direction of future prices on these investments. The overall balance of the par value of the private label MBS continues to decline, primarily due to paydowns. In April 2011, the Bank sold one OTTI AFS security with a par balance of $162.7 million, resulting in a realized gain of $7.3 million.

Consolidated Obligations of the FHLBanks. The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. During the third quarter of 2011, the FHLBanks' monthly bond volume averaged approximately $48 billion, up from a monthly average of almost $34 billion in the second quarter of 2011. While September's bond trading volume was more muted at $32 billion, August 2011 saw a surge in bond trading volume with almost $63 billion in trades. This increase was primarily due to increased call activity and fears of a possible loss of liquidity due to the debt ceiling crisis and the impending downgrade of the U.S. government and FHLBanks. On a weighted-average basis, when compared to 3-month LIBOR, monthly bond funding costs improved during the third quarter of 2011. During the quarter, the FHLBank System generally relied on negotiated bullet bonds and swapped callable bonds for the majority of its bond funding needs. The FHLBanks issued $3 billion of a new two-year mandated Global bullet bond in July 2011 and reopened this offering for $1.25 billion in September 2011.

On a total FHLBank System basis, consolidated obligations outstanding continued to shrink during the first nine months of 2011, dropping an additional $100 billion from December 31, 2010 to $697 billion at September 30, 2011. This reduction was in both bonds and discount notes, which fell $77 billion and $23 billion, respectively. On a month-end basis, this was the lowest level of consolidated obligations outstanding since March 31, 2003. The ongoing reduction was driven by a decrease in bonds. During the third quarter of 2011, bonds fell just over $22 billion to $524 billion, while discount notes decreased almost $9 billion to $172 billion. The decline in consolidated obligations outstanding may be attributed in part to consolidated bond call volume which had been elevated since May 2011. During the third quarter of 2011, interest rates continued to drop and consolidated bond call volume totaled just over $85 billion. “Operation Twist” will likely put additional downward pressure on interest rates, especially longer-term interest rates. Compared to the second quarter of 2011, FHLBank bond maturities remained elevated in the third quarter of 2011, totaling $86 billion.

The Bank's total consolidated obligations declined $6.1 billion, or 13%, since year-end 2010, to $41.1 billion at September 30, 2011. Discount notes decreased $5.6 billion, or 43%, from December 31, 2010 to September 30, 2011 and accounted for 18% and 28% of the Bank's total consolidated obligations at September 30, 2011 and December 31, 2010, respectively. Total bonds decreased $472.0 million, or 1%, from December 31, 2010 to September 30, 2011, and comprised a larger percentage of the total debt portfolio, increasing from 72% at December 31, 2010 to 82% at September 30, 2011.

Capital Position and Regulatory Requirements. Retained earnings at September 30, 2011 were $424.4 million, up from $397.3 million from year-end 2010 reflecting the impact of net income for the first nine months of 2011. Accumulated other comprehensive income (loss) (AOCI) related to the noncredit portion of OTTI losses on AFS securities improved from $(222.5) million at December 31, 2010 to $(140.4) million at September 30, 2011 due to paydowns in the private label MBS portfolio and certain OTTI noncredit losses being reclassified as credit losses.

In the Finance Agency's most recent determination, as of June 30, 2011 the Bank was deemed "adequately capitalized." In its determination, the Finance Agency maintained its concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. The Finance Agency continues to monitor the Bank's capital adequacy. As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2011. The Bank exceeded its risk-based, total and leverage capital requirements at September 30, 2011, as presented in the Capital Resources section in this Item 2. Management's Discussion and Analysis.

The Bank measures capital adequacy with a key risk indicator - Market Value of Equity to Par Value of Capital Stock (MV/CS). The current floor for this metric is 87.5%, established by the Bank's Board of Directors (Board), representing the estimated level from which the MV/CS would recover to par through the retention of earnings over the 5-year redemption period of the Bank's capital stock. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are required to be restricted. See the "Risk Governance" section of Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K for additional details. The Board will re-evaluate the floor at least annually, with the objective of moving it to 95% over time. Additional updates to the Bank's Retained Earnings and Dividend Policy, including implementing the Bank's retained earnings framework discussed below, were made by the Board in April 2011. See the "Capital and Retained Earnings" discussion in Financial Condition in this Item 2. Management's Discussion and Analysis in this Form 10-Q for additional details.

Because the MV/CS ratio was 96.0% at September 30, 2011, above the floor of 87.5%, the Bank performed additional analysis of the adequacy of capital taking into consideration the impact of potential excess capital stock repurchases and/or dividend payouts. As a result, the Bank executed a partial repurchase of excess capital stock on October 28, 2011 of approximately $170 million. The amount of excess capital stock repurchased from any member was the lesser of 5% of the member's total capital stock outstanding or its excess capital stock outstanding on October 27, 2011. This was the Bank's fifth consecutive quarter of excess capital stock repurchases. The Bank has repurchased approximately $715 million in total excess capital stock in 2011.

During the first quarter of 2011, management adopted a revised framework for evaluating retained earnings adequacy. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The retained earnings target generated from this framework is sensitive to favorable and unfavorable changes in the Bank's risk profile. The framework will assist the Board and management in their overall analysis of the level of future excess stock repurchases and dividends. See the "Capital and Retained Earnings" discussion in Financial Condition in this Item 2. Management's Discussion and Analysis in this Form 10-Q for additional details regarding the retained earnings framework.

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

The 12 FHLBanks entered into a Joint Capital Enhancement Agreement (JCEA) as amended, which is intended to enhance the capital position of each FHLBank by allocating that portion of each FHLBank's earnings historically paid to satisfy its REFCORP obligation to a separate restricted retained earnings (RRE) account at each FHLBank. On August 5, 2011, the Finance Agency certified that the FHLBanks have fully satisfied their REFCORP obligation. In accordance with the JCEA, the Bank began allocating 20% of its net income, totaling $2.4 million for third quarter 2011, to the separate RRE account.

Credit Rating Agency Actions. On August 2, 2011, Congress passed and the President signed a measure to increase the debt limit, thus avoiding a technical default on the U.S. government's debts. Following this action, on August 2, 2011, Moody's Investors Service (Moody's) reaffirmed the U.S. government's AAA bond rating, and the ratings of all U.S. government-related institutions that are directly linked to the U.S. government or are otherwise vulnerable to sovereign risk, and revised the outlook to negative. Government-related institutions include: (1) those whose ratings benefit from explicit government support (i.e., Fannie Mae and Freddie Mac); (2) those whose ratings incorporate an assumption of implicit government support (i.e., the FHLBank System and all 12 FHLBanks, as well as the Farm Credit System); and (3) those whose assets consist of U.S. government-guaranteed loans and securities (i.e., Sallie Mae and Private Export Funding Corporation). As of August 8, 2011, the Bank was rated Aaa/negative outlook for unsecured long-term debt by Moody's. This rating reflects the benefit of the implicit support the FHLBanks receive from the U.S. government.

On August 5, 2011, Standard & Poor's Rating Services (S&P) lowered its long-term sovereign credit rating on the U.S. to AA+ from AAA. S&P's outlook on the long-term rating is negative. At the same time, S&P affirmed its A-1+ short-term rating on the U.S. On August 8, 2011, S&P also lowered the long-term sovereign credit ratings of all FHLBanks previously rated AAA, including the Bank, to AA+ and revised the outlook to negative. The short-term ratings remained unchanged. This rating reflects the benefit the Bank receives from the expectation of the support of the U.S. government.

This unprecedented downgrade may result in unknown negative consequences for the global economy, including effects on the housing market and the interest rate environment. Specific possible implications to the Bank of this downgrade could include the following: (1) an increase in the Bank's cost of funds; (2) a limit in the Bank's ability to access the funding markets; (3) a reduction in the Bank’s letter of credit business; (4) a reduction in the Bank's ability to invest in the debt securities of certain issuers; (5) an increase in the amount of collateral the Bank would be required to post under derivative contracts; (6) a reduction in the market value of the Bank’s equity; (7) an increase in the Bank’s risk-based capital (RBC) requirements; and (8) changes in the valuation of the collateral underlying the Bank's advance portfolio. There could be additional negative longer-term impacts as well. With respect to RBC requirements, on August 8, 2011, the Finance Agency issued a statement noting that the risk weightings on U.S. Treasury and agency securities owned by the FHLBanks were not changed at that point for purposes of calculating RBC and assessing compliance with RBC.

At this time, Bank management does not believe the downgrade had, or will have, a material effect on the Bank's cost of funds in the short-term or intermediate-term. The Bank has actually experienced a decrease in the cost of its funds on short-term debt since the downgrade. Bank management also does not believe the downgrade has had, or will have, a material impact on the Bank's ability to access the capital markets. Management continues to monitor such factors and take actions as necessary.

Management has also evaluated significant contracts and covenants and determined that, at this time, only International Swaps and Derivatives Association (ISDA) derivative contracts were impacted by the downgrade, requiring additional collateral to be pledged with respect to these contracts. To date, letters of credit have not been impacted by the downgrade because (1) the governing state requirement is based on downgrade by both Moody's and S&P; (2) the governing state requirement is based on maintaining at least a AA rating; and/or (3) there were no rating requirements in the governing state. The Bank continues to evaluate and disclose any implications associated with contracts and covenants which may be impacted by the downgrade.

Management reviewed any possible impact the downgrade may have had or could have on financial instruments measured at fair value (including derivative assets and liabilities and trading and GSE investment securities). The Bank does not believe the downgrade had, or will have, any material effect on these values. Since the downgrade, the Bank has actually experienced slight increases in the fair values of its trading and GSE investment securities. However, management recognizes that spread widening may negatively impact future fair value measurements.

In accordance with agreement on the debt limit, a joint select committee on deficit reduction was convened to form a proposal for a minimum of $1.5 trillion in deficit reduction measures in addition to the deficit reduction measures that have already been agreed to in connection with the agreement. These deficit reduction measures must be enacted by December 23, 2011, otherwise $1.2 trillion in spending cuts will automatically take effect. However, S&P or other NRSROs could further downgrade the U.S. government (and, in turn, government-related entities, including the FHLBanks) if this process results in weakened perceptions of the U.S. government’s commitment to satisfy its obligations or otherwise falls short of what the NRSROs believe is necessary for the U.S. government to retain its current credit ratings.

Financial Highlights

The Statement of Operations data for the three and nine months ended September 30, 2011 and the Condensed Statement of Condition data as of September 30, 2011 are unaudited and were derived from the financial statements included in this Form 10-Q. The Statement of Operations and Condensed Statement of Condition data for all other interim quarterly periods is unaudited and was derived from the applicable quarterly reports filed on Form 10-Q. The Condensed Statement of Condition data as of December 31, 2010 was derived from the audited financial statements in the Bank's 2010 Form 10-K. The Statement of Operations data for the three months ended December 31, 2010 is unaudited and was derived from the Bank's 2010 Form 10-K.
Statement of Operations

	Three Months Ended
(in millions, except per share data)	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
Net interest income before provision (reversal) for credit losses	$37.5	$36.0	$39.2	$64.6	$50.6
Provision (reversal) for credit losses	2.4	1.2	2.8	0.3	(1.3)
Other income (loss):
Net OTTI credit losses (1)	(6.2)	(10.8)	(20.5)	(13.1)	(7.0)
Net gains (losses) on derivatives and hedging activities	(5.3)	(0.7)	0.8	3.0	4.9
Net realized gains on AFS securities	—	7.3	—	—	8.4
Loss on extinguishment of debt (2)	—	—	—	(12.3)	—
All other income	4.2	2.1	3.1	3.8	2.7
Total other income (loss)	(7.3)	(2.1)	(16.6)	(18.6)	9.0
Other expense	14.1	15.5	16.4	21.2	15.8
Income before assessments	13.7	17.2	3.4	24.5	45.1
Assessments (3)	1.8	4.5	0.9	3.0	—
Net income	$11.9	$12.7	$2.5	$21.5	$45.1
Earnings per share (4)	$0.34	$0.34	$0.06	$0.53	$1.11

Return on average equity	1.23%	1.27%	0.25%	2.04%	4.39%
Return on average assets	0.09%	0.09%	0.02%	0.16%	0.31%
Net interest margin (5)	0.30%	0.27%	0.30%	0.47%	0.35%
Regulatory capital ratio (6)	8.45%	7.91%	8.12%	8.28%	8.27%
Total capital ratio (at period-end) (7)	8.05%	7.59%	7.78%	7.79%	7.73%
Total average equity to average assets	7.53%	7.69%	7.76%	7.61%	7.01%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) In response to advance prepayments which occurred during fourth quarter 2010, the Bank extinguished $745 million in par value of fixed rate bullet debt by transferring $720 million to other FHLBanks at fair value and repurchasing the remainder in the marketplace. The extinguishment of debt resulted in a loss of $12.3 million.
(3) Includes REFCORP and Affordable Housing Programs (AHP) assessments through second quarter 2011. On August 5, 2011, the FHLBanks fully satisfied the REFCORP obligation; as a result, the Bank did not record any REFCORP assessments beginning with the third quarter of 2011.
(4) Calculated based on net income.
(5) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.
(6) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, retained earnings and off-balance sheet credit reserves as a percentage of total assets at period-end.
(7) Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss), in total at period-end, as a percentage of total assets at period-end.

Statement of Operations

	Nine Months Ended September 30,
(in millions, except per share data)	2011	2010
Net interest income before provision (reversal) for credit losses	$112.7	$168.7
Provision (reversal) for credit losses	6.4	(2.7)
Other income (loss):
Net OTTI credit losses (1)	(37.5)	(145.3)
Net losses on derivatives and hedging activities	(5.2)	(7.7)
Net realized gains on AFS securities	7.3	8.3
All other income	9.4	7.2
Total other losses	(26.0)	(137.5)
Other expense	46.0	47.1
Income (loss) before assessments	34.3	(13.2)
Assessments (2)	7.2	—
Net income (loss)	$27.1	$(13.2)
Earnings (loss) per share (3)	$0.73	$(0.33)

Return on average equity	0.91%	(0.45)%
Return on average assets	0.07%	(0.03)%
Net interest margin (4)	0.29%	0.37%
Regulatory capital ratio (5)	8.45%	8.27%
Total capital ratio (at period-end) (6)	8.05%	7.73%
Total average equity to average assets	7.58%	6.41%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Includes REFCORP and Affordable Housing Programs (AHP) assessments . On August 5, 2011, the FHLBanks fully satisfied the REFCORP obligation; as a result, the Bank did not record any REFCORP assessments beginning with the third quarter of 2011.
(3) Calculated based on net income (loss).
(4) Net interest margin is net interest income before provision (reversal) for credit losses as a percentage of average interest-earning assets.
(5) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, retained earnings and off-balance sheet credit reserves as a percentage of total assets at period-end.
(6) Total capital ratio is capital stock plus retained earnings and accumulated other comprehensive income (loss), in total at period-end, as a percentage of total assets at period-end.

Condensed Statement of Condition

	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2011	2011	2011	2010	2010
Cash and due from banks	$195.7	$1,468.1	$190.2	$143.4	$161.5
Investments(1)	16,526.3	19,185.5	20,812.9	18,751.7	18,298.7
Advances	25,838.6	26,912.4	26,658.7	29,708.4	31,594.9
Mortgage loans held for portfolio, net(2)	4,031.2	4,131.3	4,254.3	4,483.0	4,740.8
Prepaid REFCORP assessment	—	—	36.9	37.6	39.6
Total assets	46,828.7	51,946.8	52,199.4	53,386.7	55,139.5
Consolidated obligations, net:
Discount notes	7,465.9	10,815.0	13,157.6	13,082.1	12,251.9
Bonds	33,657.3	34,891.6	33,017.8	34,129.3	36,401.2
Total consolidated obligations, net(3)	41,123.2	45,706.6	46,175.4	47,211.4	48,653.1
Deposits and other borrowings	1,222.7	1,192.0	1,108.7	1,167.0	1,164.3
Mandatorily redeemable capital stock	48.1	31.5	33.1	34.2	36.0
AHP payable	13.1	12.8	12.4	13.6	15.1
Payable to REFCORP	—	3.1	—	—	—
Capital stock - putable	3,483.7	3,664.0	3,804.6	3,986.9	4,146.8
Retained earnings(4)	424.4	412.5	399.8	397.3	375.8
AOCI	(137.0)	(132.1)	(143.5)	(223.3)	(258.9)
Total capital	3,771.1	3,944.4	4,060.9	4,160.9	4,263.7
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold, interest-bearing deposits and securities purchased under agreements to resell.
(2) Includes allowance for loan losses of $11.5 million, $9.2 million, $8.3 million, $3.2 million, and $3.2 million at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010 and September 30, 2010, respectively.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $696.5 billion, $727.5 billion, $766.0 billion, $796.4 billion, and $806.0 billion at September 30, 2011, June 30, 2011, March 31, 2011, December 31, 2010 and September 30, 2010, respectively.
(4) Includes $422.0 million of unrestricted retained earnings and $2.4 million of restricted retained earnings at September 30, 2011.

Adjusted Earnings. Because of the nature of (1) OTTI charges, (2) the gains (losses) on sales of OTTI securities and (3) the contingency reserve, gains on derivatives and hedging activities and other noninterest income resulting from the Lehman-related activities, as applicable, the Bank believes that adjusting net income for these items, including applicable assessments, and evaluating these results as adjusted (which the Bank defines as "adjusted earnings") is important to understand how the Bank is performing with respect to its primary business operations and to provide meaningful comparisons to prior periods. The Bank's primary business operations include the following: lending to members (advances); maintaining an investment portfolio for liquidity, derivative counterparty collateral and earnings purposes; participating in the MPF Program by purchasing mortgage loans originated by or through members; offering other credit and noncredit products to members, including letters of credit, interest rate exchange agreements, affordable housing grants, securities safekeeping, and deposits products and services; issuing consolidated obligations to fund the Bank's operations in these programs; and providing funding for housing and economic development in its district's communities, including AHP funding.

See Part II, Item 1. Legal Proceedings for details regarding Lehman-related activities recorded in third quarter 2011. See "Credit and Counterparty Risk - Investments" in the Risk Management section of this Item 2. Management's Discussion and Analysis for discussion regarding OTTI charges and gains on the sale of OTTI securities.

Adjusted earnings are considered to be a non-GAAP measurement. Results based on this definition of adjusted earnings are presented below.

Statement of Operations
Reconciliation of GAAP Earnings to Non-GAAP Adjusted Earnings

	Three Months Ended September 30, 2011
(in millions)	GAAP Earnings	Lehman Impact	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income before provision for credit losses	$37.5	$—	$—	$37.5
Provision for credit losses	2.4	—	—	2.4
Other income (loss):
Net OTTI losses	(6.2)	—	6.2	—
Net losses on derivatives and hedging activities	(5.3)	—	—	(5.3)
All other income	4.2	(1.9)	—	2.3
Total other income (loss)	(7.3)	(1.9)	6.2	(3.0)
Other expense	14.1	—	—	14.1
Income (loss) before assessments	13.7	(1.9)	6.2	18.0
Assessments	1.8	(0.2)	0.6	2.2
Net income (loss)	$11.9	$(1.7)	$5.6	$15.8
Earnings (loss) per share	$0.34	$(0.05)	$0.16	$0.45

Return on average equity	1.23%	(0.17)%	0.58%	1.64%
Return on average assets	0.09%	(0.01)%	0.04%	0.12%

	Three Months Ended September 30, 2010
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income before provision (reversal) for credit losses	$50.6	$—	$50.6
Reversal for credit losses	(1.3)	—	(1.3)
Other income (loss):
Net OTTI losses	(7.0)	7.0	—
Net gains on derivatives and hedging activities	4.9	—	4.9
Net realized gains on AFS securities	8.4	(8.4)	—
All other income	2.7	—	2.7
Total other income	9.0	(1.4)	7.6
Other expense	15.8	—	15.8
Income (loss) before assessments	45.1	(1.4)	43.7
Assessments (1)	—	11.6	11.6
Net income (loss)	$45.1	$(13.0)	$32.1
Earnings (loss) per share	$1.11	$(0.32)	$0.79

Return on average equity	4.39%	(1.26)%	3.13%
Return on average assets	0.31%	(0.09)%	0.22%

	Nine Months Ended September 30, 2011
(in millions)	GAAP Earnings	Lehman Impact	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income before provision for credit losses	$112.7	$—	$—	$112.7
Provision for credit losses	6.4	—	—	6.4
Other income (loss):
Net OTTI losses	(37.5)	—	37.5	—
Net losses on derivatives and hedging activities	(5.2)	—	—	(5.2)
Net realized gains on AFS securities	7.3	—	(7.3)	—
All other income	9.4	(1.9)	—	7.5
Total other income (loss)	(26.0)	(1.9)	30.2	2.3
Other expense	46.0	—	—	46.0
Income before assessments	34.3	(1.9)	30.2	62.6
Assessments	7.2	(0.2)	6.9	13.9
Net income (loss)	$27.1	$(1.7)	$23.3	$48.7
Earnings (loss) per share	$0.73	$(0.05)	$0.63	$1.31

Return on average equity	0.91%	(0.06)%	0.79%	1.64%
Return on average assets	0.07%	(0.01)%	0.06%	0.12%

	Nine Months Ended September 30, 2010
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income before reversal for credit losses	$168.7	$—	$168.7
Reversal for credit losses	(2.7)	—	(2.7)
Other income (loss):
Net OTTI losses	(145.3)	145.3	—
Net losses on derivatives and hedging activities	(7.7)	—	(7.7)
Net realized gains on AFS securities	8.3	(8.3)	—
All other income	7.2	—	7.2
Total other income (loss)	(137.5)	137.0	(0.5)
Other expense	47.1	—	47.1
Income (loss) before assessments	(13.2)	137.0	123.8
Assessments (1)	—	32.8	32.8
Net income (loss)	$(13.2)	$104.2	$91.0
Earnings (loss) per share	$(0.33)	$2.59	$2.26

Return on average equity	(0.45)%	3.56%	3.11%
Return on average assets	(0.03)%	0.23%	0.20%
Note:
(1) Assessments on the OTTI charges were prorated based on the required adjusted earnings assessment expense to take into account the impact of the third quarter and nine months ended September 30, 2010 GAAP net loss.

See further discussion regarding adjusted earnings in the Earnings Performance section that follows in Item 2. Management's Discussion and Analysis in this Form 10-Q.

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the third quarter and first nine months of 2011 and 2010, which should be read in conjunction with the Bank's unaudited interim financial statements and notes included in this Form 10-Q as well as the audited financial statements and notes included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $11.9 million for third quarter 2011, compared to $45.1 million for third quarter 2010. This decrease was driven primarily by lower net interest income and losses on derivatives and hedging activities in the current period as well as a nonrecurring gain on the sale of an AFS security in the prior period. Net OTTI credit losses were $6.2 million and $7.0 million for the three months ended September 30, 2011 and 2010, respectively. The Bank's return on average equity for third quarter 2011 was 1.23%, compared to 4.39% for third quarter 2010.

The Bank recorded net income of $27.1 million for the nine months ended September 30, 2011, compared to a net loss of $13.2 million for the nine months ended September 30, 2010. This improvement was primarily due to lower net OTTI credit losses partially offset by lower net interest income year-over-year. The OTTI losses were $37.5 million and $145.3 million for the nine months ended September 30, 2011 and 2010, respectively. The Bank's return on average equity for the nine months ended September 30, 2011 was 0.91%, compared to (0.45)% for the same prior year period.

Details of the Statement of Operations, including the impact of net interest income and derivatives and hedging activities on the results of operations, are presented more fully below. Details regarding the net OTTI credit losses are included in the "Credit and Counterparty Risk - Investments" section in Risk Management in Item 2. Management's Discussion and Analysis in this Form 10-Q.

Adjusted Earnings. As presented in Financial Highlights, adjusted earnings for the three months ended September 30, 2011 and 2010 exclude the impact of OTTI charges, gains on sales of OTTI securities, Lehman-related activities and related assessments, as applicable. For third quarter 2011, the Bank's adjusted earnings totaled $15.8 million, a decrease of $16.3 million from third quarter 2010 adjusted earnings. This decrease was primarily due to lower net interest income and losses on derivatives and hedging activities in third quarter 2011. The Bank's adjusted return on average equity was 1.64% for third quarter 2011, compared to 3.13% for third quarter 2010. Adjusted earnings for the nine months ended September 30, 2011 and 2010 totaled $48.7 million and $91.0 million, respectively. This decline was primarily due to lower net interest income and higher provision for credit losses in 2011. The Bank's adjusted return on average equity was 1.64% for the nine months ended September 30, 2011, compared to 3.11% for the same prior year period. Lower net interest income in both comparisons was due to balance sheet shrinkage and net interest margin compression, both of which are discussed in more detail below.

Net Interest Income

The following tables summarize the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for the three and nine months ended September 30, 2011 and 2010.

Average Balances and Interest Yields/Rates Paid

	Three Months Ended September 30,
	2011			2010
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold(1)	$5,111.5	$0.7	0.06	$4,467.3	$2.0	0.18
Interest-bearing deposits(2)	494.6	0.1	0.08	451.5	0.2	0.19
Investment securities(3)	14,005.6	75.2	2.13	14,022.5	96.4	2.73
Advances(4)	26,433.7	61.2	0.92	33,891.9	86.5	1.01
Mortgage loans held for portfolio(5)	4,092.0	49.9	4.84	4,835.0	60.2	4.94
Total interest-earning assets	50,137.4	187.1	1.48	57,668.2	245.3	1.69
Allowance for credit losses	(12.0)			(10.3)
Other assets(6)	642.2			496.5
Total assets	$50,767.6			$58,154.4
Liabilities and capital:
Deposits (2)	$1,229.7	$0.1	0.03	$1,263.7	$0.3	0.08
Consolidated obligation discount notes	9,635.0	1.6	0.07	12,239.5	5.9	0.19
Consolidated obligation bonds(7)	34,529.5	147.9	1.70	38,722.1	188.5	1.93
Other borrowings	48.9		0.07	35.7	—	0.14
Total interest-bearing liabilities	45,443.1	149.6	1.31	52,261.0	194.7	1.48
Other liabilities	1,500.4			1,819.0
Total capital	3,824.1			4,074.4
Total liabilities and capital	$50,767.6			$58,154.4
Net interest spread			0.17			0.21
Impact of noninterest-bearing funds			0.13			0.14
Net interest income/net interest margin		$37.5	0.30		$50.6	0.35
Notes:
(1)The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks and securities purchased under agreements to resell.
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
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.3 billion and $1.5 billion in 2011 and 2010, respectively.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $337.9 million and $421.7 million in 2011 and 2010, respectively.

Average Balances and Interest Yields/Rates Paid

	Nine Months Ended September 30,
	2011			2010
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold(1)	$5,052.3	$3.4	0.09	$4,670.2	$5.3	0.15
Interest-bearing deposits(2)	387.9	0.3	0.11	466.1	0.6	0.17
Investment securities(3)	15,351.9	244.4	2.13	13,807.4	303.9	2.94
Advances(4)	26,972.5	187.2	0.93	37,025.4	240.8	0.87
Mortgage loans held for portfolio(5)	4,219.8	153.9	4.87	4,949.5	186.2	5.03
Total interest-earning assets	51,984.4	589.2	1.51	60,918.6	736.8	1.62
Allowance for credit losses	(10.9)			(11.4)
Other assets(6)	538.4			155.3
Total assets	$52,511.9			$61,062.5
Liabilities and capital:
Deposits (2)	$1,172.1	$0.4	0.04	$1,283.2	$0.7	0.07
Consolidated obligation discount notes	11,777.5	10.2	0.12	11,258.4	13.6	0.16
Consolidated obligation bonds(7)	34,124.2	465.9	1.83	42,909.2	553.8	1.73
Other borrowings	39.5		0.10	30.4	—	0.23
Total interest-bearing liabilities	47,113.3	476.5	1.35	55,481.2	568.1	1.37
Other liabilities	1,415.8			1,668.0
Total capital	3,982.8			3,913.3
Total liabilities and capital	$52,511.9			$61,062.5
Net interest spread			0.16			0.25
Impact of noninterest-bearing funds			0.13			0.12
Net interest income/net interest margin		$112.7	0.29		$168.7	0.37
Notes:
(1)The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks and securities purchased under agreements to resell.
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
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.2 billion and $1.4 billion in 2011 and 2010, respectively.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $284.4 million and $338.4 million in 2011 and 2010, respectively.

Net interest income for third quarter 2011 declined $13.1 million over third quarter 2010. Yields on interest-earning assets declined 21 basis points, which was primarily due to lower yields on investments and, to a lesser degree, lower yields on advances and mortgage loans. In contrast, the rates paid on interest-bearing liabilities declined only 17 basis points resulting in a compression of net interest spread. Lower funding costs on both discount notes and bonds drove the decline. Average interest-earning assets declined 13% driven primarily by the lower demand for advances.

Net interest income for year-to-date September 2011 declined $56.0 million from the same prior year period. Yields on interest-earning assets declined 11 basis points, which was primarily due to lower yields on investments, partially offset by slightly higher yields on advances. In contrast, the rates paid on interest-bearing liabilities declined only 2 basis points resulting in a compression of net interest spread. Lower funding costs for discount notes were mostly offset by higher funding costs on bonds. Average interest-earning assets declined 15% driven primarily by the lower demand for advances. The decline was partially offset by an increase in average investment securities, including increases in Agency MBS and shorter-term assets.

Additional details are included in the “Rate/Volume Analysis” discussion below.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2011 and 2010.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	Three Months Ended September 30			Nine Months Ended September 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$0.3	$(1.6)	$(1.3)	$0.4	$(2.3)	$(1.9)
Interest-bearing deposits	—	(0.1)	(0.1)	(0.1)	(0.2)	(0.3)
Investment securities	(0.1)	(21.1)	(21.2)	31.3	(90.8)	(59.5)
Advances	(17.8)	(7.5)	(25.3)	(68.9)	15.3	(53.6)
Mortgage loans held for portfolio	(9.1)	(1.2)	(10.3)	(26.7)	(5.6)	(32.3)
Total interest-earning assets	$(26.7)	$(31.5)	$(58.2)	$(64.0)	$(83.6)	$(147.6)

Interest-bearing deposits	$—	$(0.2)	$(0.2)	$—	$(0.3)	$(0.3)
Consolidated obligation discount notes	(1.1)	(3.2)	(4.3)	0.6	(4.0)	(3.4)
Consolidated obligation bonds	(19.2)	(21.4)	(40.6)	(118.5)	30.6	(87.9)
Total interest-bearing liabilities	$(20.3)	$(24.8)	$(45.1)	$(117.9)	$26.3	$(91.6)

Total increase (decrease) in net interest income	$(6.4)	$(6.7)	$(13.1)	$53.9	$(109.9)	$(56.0)

The average balance sheet has shrunk considerably in both three month and nine month comparisons. Interest income declined in the comparisons driven by both rate and volume declines. Interest expense declined due to both rate and volume declines quarter-over-quarter, but in the year-over-year comparison the volume decline was more than offset by a rate increase.

In both the quarter-over-quarter and year-over-year comparisons, the decline in interest income was driven by all major interest-earning asset categories. In the quarter-over-quarter comparison for those asset categories the decrease was due to declines in both volume and rate. In the year-over-year comparison the advances portfolio decline was due to a decrease in volume which was partially offset by a rate increase, while the investment portfolio declined due to a rate decrease which was partially offset by an increase in volume. The mortgage loans held for portfolio declined due to continued runoff in the portfolio as well as a decrease in yields. The interest expense decline in the quarter-over-quarter comparison was driven by a decrease in volume of consolidated obligation bonds and a decrease in rates paid. The decline in interest expense year-over-year was due to a decrease in volume of consolidated obligation bonds partially offset by an increase in rates paid.

The investment securities portfolio includes trading, AFS and HTM securities. The decrease in interest income in the quarter-over-quarter comparison was primarily rate driven. The average investment balance quarter-over-quarter decreased slightly as decreasing certificates of deposit balances were offset by increasing Agency notes and Agency MBS balances. In the year-over-year comparison average investment balances increased driven by increases in certificates of deposits, Agency notes and Agency MBS balances. Agency MBS balances increased as purchases exceeded the run-off of the existing MBS portfolio. The Bank has not purchased any private label MBS since late 2007, purchasing only agency and GSE MBS since 2008, including $1.9 billion in the first nine months of 2011. The increase in average investment balances was more than offset by a decrease in rates, partially related to the MBS portfolio as lower-yielding agency MBS have replaced the run-off of private label MBS, and partially related to the increased amount of lower-yielding Agency notes in the portfolio mix.

The following table presents the average par balances of the Bank's advance portfolio for the three and nine months ended September 30, 2011 and 2010.

(in millions)	Three Months Ended September 30,		Nine Months Ended September 30,
Product (1)	2011	2010	2011	2010
Repo/Mid-Term Repo	$7,353.9	$12,913.3	$7,599.1	$16,108.4
Core (Term)	13,405.7	13,327.8	13,242.2	13,077.4
Convertible Select	4,327.4	5,994.0	4,854.6	6,306.6
Total par value	$25,087.0	$32,235.1	$25,695.9	$35,492.4
Note:
(1)See the Bank's 2010 Form 10-K for descriptions of the Bank's advance products.

The average advances portfolio decreased significantly quarter-over-quarter and year-over-year. This decline in volume resulted in a decline in interest income for the comparison periods, despite an increase in the yield in the year-over-year comparison. Advance demand began to decline in the fourth quarter of 2008, and continued through the third quarter 2011, as members have grown core deposits and gained access to additional liquidity from the Federal Reserve and other government programs that initially became available in the second half of 2008. These government programs ended in first quarter 2010; however member demand has remained low. In addition, members have experienced continued low loan demand from their customers.

The interest income on this portfolio was impacted by the different product mix of advances in the comparison periods. As presented in the Average Advances Portfolio Detail table, the decrease in average balances for the Repo product reflected the impact of members' high levels of retail deposits as well as members' reactions to the Bank's increased pricing of short-term advance products relative to market alternatives. The composition of advances in third quarter and year-to-date 2011 compared to the same periods in 2010 was weighted more to longer term products that have higher yields relative to short-term products. In the quarter-over-quarter comparison this impact was offset by a decline in short-term rates, as average 3-month LIBOR declined 9 basis points in the comparison period.

The average mortgage loans held for portfolio balance declined quarter-over-quarter and year-over-year. The related interest income on the portfolio also declined. The decrease in the portfolio balance was due to the continued runoff of the existing portfolio, which more than offset new portfolio activity. The decrease in interest income was due to the lower average portfolio balances and a lower yield on the portfolio. The yield decrease was impacted by new lower yielding mortgage loans replacing the runoff of higher yielding loans.

The consolidated obligations portfolio balance declined quarter-over-quarter and year-over-year. In the quarter-over-quarter comparison average bonds and discount note balances both decreased. A decrease in the average bonds balance more than offset an increase in the average discount note balance in the year-over-year comparison. However, as part of the Bank's overall balance sheet management, the Bank has extended its debt as discussed below.

Interest expense on bonds likewise declined. In the quarter-over-quarter comparison the volume decrease was augmented by a decrease in rates paid. In the year-over-year comparison the volume decrease more than offset an increase in rates paid. The rate increase was primarily due to longer term debt comprising a greater percentage of the average bond balances. This debt extension resulted in higher rates paid on bonds. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Net Interest Income Derivatives Effects” discussion below.

Interest expense on discount notes decreased in both comparisons. The decrease was driven by a decrease in rates paid which was consistent with the general decrease in short-term rates for the comparison periods. In the quarter-over-quarter comparison volume also declined, while an increase in volume year-over-year was more than offset by the decrease in rates paid.

Market conditions continued to impact the cost of the Bank's consolidated obligations. During the second quarter of 2010, funding levels improved as the European sovereign debt crisis led to increased investor demand for GSE debt. Early in the third quarter of 2010, concerns regarding Europe subsided somewhat after the release of the European bank stress test results. As a result, spreads (cost of the Bank's debt in relation to U.S. Treasuries) migrated to more customary levels and remained there for the remainder of 2010 and into the first two quarters of 2011. In the third quarter of 2011, the European sovereign debt crisis re-emerged, leading once again to an improvement in funding levels, primarily realized in shorter-term consolidated obligations. In August 2011, Moody's reaffirmed the U.S. government's AAA debt rating, as well as the ratings of all U.S. government-related institutions that are directly linked to the U.S. government or are otherwise vulnerable to sovereign risk, and revised the outlook to negative. In addition, in August 2011, S&P lowered its U.S. long-term AAA sovereign credit rating, as well as the long-term credit ratings of all FHLBanks previously rated AAA, including the Bank, to AA+ with negative outlook. See the Executive Summary discussion in this Item 2. Management's Discussion and Analysis in this Form 10-Q for details regarding these actions.
Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for the three and nine months ended September 30, 2011 and 2010. Derivative and hedging activities are discussed below.

Three Months Ended September 30, 2011 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$26,433.7	$61.2	0.92	$197.7	2.97	$(136.5)	(2.05)
Mortgage loans held for portfolio	4,092.0	49.9	4.84	50.5	4.90	(0.6)	(0.06)
All other interest-earning assets	19,611.7	76.0	1.54	76.0	1.54	—	—
Total interest-earning assets	$50,137.4	$187.1	1.48	$324.2	2.57	$(137.1)	(1.09)
Liabilities and capital:
Consolidated obligation bonds	$34,529.5	$147.9	1.70	$208.5	2.40	$(60.6)	(0.70)
All other interest-bearing liabilities	10,913.6	1.7	0.06	1.7	0.06	—	—
Total interest-bearing liabilities	$45,443.1	$149.6	1.31	$210.2	1.84	$(60.6)	(0.53)
Net interest income/net interest spread		$37.5	0.17	$114.0	0.73	$(76.5)	(0.56)

Three Months Ended September 30, 2010 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$33,891.9	$86.5	1.01	$276.5	3.24	$(190.0)	(2.23)
Mortgage loans held for portfolio	4,835.0	60.2	4.94	61.1	5.01	(0.9)	(0.07)
All other interest-earning assets	18,941.3	98.6	2.07	98.6	2.07	—	—
Total interest-earning assets	$57,668.2	$245.3	1.69	$436.2	3.00	$(190.9)	(1.31)
Liabilities and capital:
Consolidated obligation bonds	$38,722.1	$188.5	1.93	$272.7	2.79	$(84.2)	(0.86)
All other interest-bearing liabilities	13,538.9	6.2	0.18	6.2	0.18	—	—
Total interest-bearing liabilities	$52,261.0	$194.7	1.48	$278.9	2.12	$(84.2)	(0.64)
Net interest income/net interest spread		$50.6	0.21	$157.3	0.88	$(106.7)	(0.67)

Nine Months Ended September 30, 2011 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$26,972.5	$187.2	0.93	$606.0	3.00	$(418.8)	(2.07)
Mortgage loans held for portfolio	4,219.8	153.9	4.87	156.0	4.94	(2.1)	(0.07)
All other interest-earning assets	20,792.1	248.1	1.60	248.1	1.60	—	—
Total interest-earning assets	$51,984.4	$589.2	1.51	$1,010.1	2.60	$(420.9)	(1.09)
Liabilities and capital:
Consolidated obligation bonds	$34,124.2	$465.9	1.83	$660.3	2.59	$(194.4)	(0.76)
All other interest-bearing liabilities	12,989.1	10.6	0.11	10.6	0.11	—	—
Total interest-bearing liabilities	$47,113.3	$476.5	1.35	$670.9	1.90	$(194.4)	(0.55)
Net interest income/net interest spread		$112.7	0.16	$339.2	0.70	$(226.5)	(0.54)

Nine Months Ended September 30, 2010 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$37,025.4	$240.8	0.87	$900.6	3.25	$(659.8)	(2.38)
Mortgage loans held for portfolio	4,949.5	186.2	5.03	188.5	5.09	(2.3)	(0.06)
All other interest-earning assets	18,943.7	309.8	2.19	309.8	2.19	—	—
Total interest-earning assets	$60,918.6	$736.8	1.62	$1,398.9	3.07	$(662.1)	(1.45)
Liabilities and capital:
Consolidated obligation bonds	$42,909.2	$553.8	1.73	$870.4	2.71	$(316.6)	(0.98)
All other interest-bearing liabilities	12,572.0	14.3	0.15	14.3	0.15	—	—
Total interest-bearing liabilities	$55,481.2	$568.1	1.37	$884.7	2.13	$(316.6)	(0.76)
Net interest income/net interest spread		$168.7	0.25	$514.2	0.94	$(345.5)	(0.69)
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

The impact of derivatives reduced net interest income and net interest spread for third quarter and year-to-date September 2011 and 2010. The impact to net interest income was less in 2011 compared to 2010 primarily due to the lower overall volume of hedged instruments year-over-year.

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

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions. The Bank, together with the other FHLBanks, is actively participating in the regulatory process regarding the Dodd-Frank Act. These requirements have the potential of making derivative transactions more costly for the Bank and the other FHLBanks. See Legislative and Regulatory Developments in Item 2. Management's Discussion and Analysis in this Form 10-Q for detailed discussion regarding the new requirements.

Other Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2011	2010	2011	2010
Services fees	$0.6	$0.6	$1.8	$1.9
Net losses on trading securities	(0.5)	—	(0.4)	(0.7)
Net gains (losses) on derivatives and hedging activities	(5.3)	4.9	(5.2)	(7.7)
Total OTTI losses	(0.1)	—	(3.2)	(22.6)
Portion of OTTI losses recognized in other comprehensive loss	(6.1)	(7.0)	(34.3)	(122.7)
Net OTTI credit losses	(6.2)	(7.0)	(37.5)	(145.3)
Net realized gains on AFS securities	—	8.4	7.3	8.3
Other income, net	4.1	2.1	8.0	6.0
Total other income (loss)	$(7.3)	$9.0	$(26.0)	$(137.5)

The Bank's total other losses for third quarter 2011 compared to third quarter 2010 other income reflected losses on derivatives and hedging activities and trading securities, partially offset by slightly lower net OTTI credit losses and higher other income, net. Other income, net included a $1.9 million gain on the sale of the Bank's stipulated claim related to the Lehman receivable. In addition, third quarter 2010 included net gains on the sales of AFS securities.

The Bank's total other losses for the nine months ended September 30, 2011 compared to prior year-to-date September reflected lower net OTTI credit losses and lower losses on derivatives and hedging activities. Other income, net included the gain on sale of the Bank's stipulated claim related to the Lehman receivable.

See additional discussion on OTTI charges in Critical Accounting Policies and the “Credit and Counterparty Risk - Investments” discussion in Risk Management, both in this Item 2. Management's Discussion and Analysis in this Form 10-Q. The activity related to derivatives and hedging activities is discussed in more detail below.

Gains (Losses) on Derivatives and Hedging Activities. The Bank enters into interest rate swaps, caps, floors and swaption agreements, referred to collectively as interest rate exchange agreements and more broadly as derivative transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the Statement of Condition at fair value. Changes in derivatives fair values are either recorded in the Statement of Operations or AOCI within the Capital section of the Statement of Condition depending on the hedge strategy.

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

The following tables detail the net effect of derivatives and hedging activities on net interest income and other income for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(15.1)	$—	$—	$8.0	$(7.1)
Net interest settlements included in net interest income (2)	(121.4)	—	—	52.6	(68.8)
Total net interest income	$(136.5)	$—	$—	$60.6	$(75.9)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(4.3)	$—	$—	0.5	$(3.8)
Gains (losses) on derivatives not receiving hedge accounting	(0.4)	(2.9)	1.4	0.4	(1.5)
Total net gains (losses) on derivatives and hedging activities	$(4.7)	$(2.9)	$1.4	$0.9	$(5.3)
Total net effect of derivatives and hedging activities	$(141.2)	$(2.9)	$1.4	$61.5	$(81.2)

	Three Months Ended September 30, 2010
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(16.1)			$7.3	$(8.8)
Net interest settlements included in net interest income (2)	(173.9)			76.9	(97.0)
Total net interest income	$(190.0)	$—	$—	$84.2	$(105.8)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$3.9			$0.4	$4.3
Gains (losses) on derivatives not receiving hedge accounting	(0.5)	(0.3)	1.2		0.4
Other	—	0.2	—		0.2
Total net gains (losses) on derivatives and hedging activities	$3.4	$(0.1)	$1.2	$0.4	$4.9
Total net effect of derivatives and hedging activities	$(186.6)	$(0.1)	$1.2	$84.6	$(100.9)

	Nine Months Ended September 30, 2011
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(44.6)	$—	$—	$24.9	$(19.7)
Net interest settlements included in net interest income (2)	(374.2)	—	—	169.5	(204.7)
Total net interest income	$(418.8)	$—	$—	$194.4	$(224.4)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	(3.9)	—	—	0.8	$(3.1)
Gains (losses) on derivatives not receiving hedge accounting	(0.4)	(5.0)	2.2	0.9	(2.3)
Other	—	0.2			0.2
Total net gains (losses) on derivatives and hedging activities	$(4.3)	$(4.8)	$2.2	$1.7	$(5.2)
Total net effect of derivatives and hedging activities	$(423.1)	$(4.8)	$2.2	$196.1	$(229.6)

	Nine Months Ended September 30, 2010
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(29.7)	$—	$—	$15.6	$(14.1)
Net interest settlements included in net interest income (2)	(630.1)	—	—	301.0	(329.1)
Total net interest income	$(659.8)	$—	$—	$316.6	$(343.2)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(3.9)	$—	$—	$(0.5)	$(4.4)
Gains (losses) on derivatives not receiving hedge accounting	(0.5)	(6.3)	2.9	—	(3.9)
Other		0.6	—		0.6
Total net gains (losses) on derivatives and hedging activities	$(4.4)	$(5.7)	$2.9	$(0.5)	$(7.7)
Total net effect of derivatives and hedging activities	$(664.2)	$(5.7)	$2.9	$316.1	$(350.9)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for some of its advances and consolidated obligations using interest rate swaps. For third quarter 2011, total ineffectiveness related to these fair value hedges resulted in a loss compared to a gain for third quarter 2010. For the nine months ended September 30, 2011 and 2010, total ineffectiveness related to these fair value hedges resulted in a loss. The overall notional amount decreased from $29.1 billion at September 30, 2010 to $27.8 billion at September 30, 2011. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate through time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in net gains (losses) on derivatives and hedging activities. For economic hedges, the Bank recorded a loss in the third quarter of 2011 and a gain in the third quarter of 2010 and losses for the nine months ended September 30, 2011 and 2010. The overall notional amount of economic hedges was $2.2 billion and $1.7 billion at September 30, 2011 and 2010, respectively.

Affordable Housing Program (AHP) and Resolution Funding Corp. (REFCORP) Assessments

Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) have historically equated to a proportion of the Bank's net income comparable to that paid in income tax by fully taxable entities. On August 5, 2011, the Finance Agency issued a notice certifying that the FHLBanks’ July REFCORP payment to the U.S. Department of Treasury, which was based on second quarter 2011 net income, resulted in full satisfaction of the FHLBanks’ REFCORP obligation. As a result, the FHLBanks are no longer required to pay quarterly REFCORP assessments. Beginning in the third quarter of 2011, under the terms of the Amended JCEA, which became effective upon the Finance Agency's approval, the Bank began recognizing 20% of its net income as RRE. The Amended JCEA and RRE account are discussed in further detail in Note 11 to the unaudited financial statements in Item 1. Financial Statements (unaudited) in this Form 10-Q. At September 30, 2011, total unrestricted retained earnings were $422.0 million and RRE were $2.4 million.

Financial Condition

The following is Management's Discussion and Analysis of the Bank's financial condition at September 30, 2011 compared to December 31, 2010. This should be read in conjunction with the Bank's unaudited interim financial statements and notes in this Form 10-Q and the audited Financial Statements in the Bank's 2010 Form 10-K.

Assets

The Bank's total assets decreased from December 31, 2010 to September 30, 2011, primarily due to declining advance demand by members. Total housing finance-related assets, which include MPF Program loans, advances, MBS and other mission-related investments, decreased during the first nine months of 2011 as well.

Advances and Mortgage Loans Held for Portfolio. Advances. At September 30, 2011, the Bank had advances to 194 borrowing members, compared to 202 borrowing members at December 31, 2010. A significant concentration of the advances continued to be from the Bank's five largest borrowers. Total advances outstanding to the Bank's five largest members decreased as of September 30, 2011 compared to December 31, 2010. Overall decreases in advances reflect a stronger deposit market and low member demand. This is evidenced by a decline of $3.7 billion in the Repo/Mid-Term Repo product, the Bank's shorter term advance product, as presented below.

The following table provides information on advances by different product type at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
in millions	2011	2010
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$15.0	$1,020.0
Core (Term)	1,748.0	998.0
Total adjustable/variable-rate indexed	$1,763.0	$2,018.0
Fixed rate:
Repo/Mid-Term Repo	$7,026.2	$9,691.9
Core (Term)	10,710.3	10,898.7
Total fixed rate	$17,736.5	$20,590.6
Convertible	$4,419.9	$5,197.2
Amortizing/mortgage-matched:
Core (Term)	$496.7	$591.2
Total par balance	$24,416.1	$28,397.0
Total callable advances	$2.0	$22.0

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during the nine months ended September 30, 2011 and the year ended December 31, 2010.

	September 30,	December 31,
Member Asset Size	2011	2010
Less than $100 million	28	32
Between $100 million and $500 million	115	121
Between $500 million and $1 billion	44	45
Between $1 billion and $5 billion	29	29
Greater than $5 billion	15	15
Total borrowing members during the year	231	242
Total membership	300	308
% of members borrowing during the period	77.0%	78.6%
Total borrowing members with outstanding loan balances at period-end	194	202
% of members borrowing at period-end	64.7%	65.6%

During the first nine months of 2011, changes in the Bank's membership resulted in a net decrease of eight members. This activity included three out-of-district mergers, six members who merged within the Bank's district, one member whose five year stock redemption period expired and two new members.

See the “Credit and Counterparty Risk - TCP and Collateral” discussion in the Risk Management section of Item 2. Management's Discussion and Analysis in this Form 10-Q for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2011.

Mortgage Loans Held for Portfolio. The Bank's net mortgage loans held for portfolio under the MPF Program decreased from December 31, 2010 to September 30, 2011, driven primarily by the continued runoff of the existing portfolio, which more than offset new portfolio purchase activity. New portfolio activity has been negatively impacted by: (1) the current economic environment, which has resulted in fewer mortgage loan originations; (2) the Bank's 4.0% capital stock requirement on new MPF loans, which was previously 0%; and (3) the Bank's business decision to focus on purchasing MPF loans directly originated by member banks in district rather than nationwide indirect originations sourced by members.

The Bank currently has a loan modification plan in place for participating financial institutions (PFIs) under the MPF program. As of September 30, 2011, total modified mortgage loans were $2.8 million, out of $4.0 billion of total mortgage loans. The Bank considers modifications under the MPF Program to be troubled debt restructurings (TDRs), as the terms of such loans have been modified due to deterioration in the borrower's financial position.

The Bank's outstanding advances, mortgage loans, nonaccrual mortgage loans, mortgage loans 90 days or more delinquent and accruing interest, and Banking on Business (BOB) loans are presented in the following table.

	September 30,	December 31,
(in millions)	2011	2010
Advances(1)	$25,838.6	$29,708.4
Mortgage loans held for portfolio, net(2)	4,031.2	4,483.0
Nonaccrual mortgage loans, net(3)	82.2	80.9
Mortgage loans 90 days or more delinquent and still accruing interest(4)	7.9	10.4
BOB loans, net(5)	14.6	14.1
Nonaccrual BOB loans (5)	0.8	19.9
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

The performance of the Bank’s MPF Program mortgage loans has continued to experience deterioration as a result of the overall economic conditions and the mortgage market. As of September 30, 2011, the Bank’s seriously delinquent loans (90+ days delinquent or in the process of foreclosure) represent 0.8% of the MPF Original portfolio and 3.1% of the MPF Plus portfolio. Both of these portfolios continue to outperform the national average related to mortgage loans, which has a seriously delinquent rate of 3.8%.

The allowance for credit losses on mortgage loans is based on the losses inherent in the Bank's mortgage loan portfolio after taking in consideration the CE structure of the MPF Program. The allowance for credit losses on mortgage loans held for portfolio increased $8.4 million from year-end to $11.5 million and was driven by a change in the estimates used to determine the allowance for credit losses. These changes in estimates included using actual 12-month historical performance for probability of default and loss given default and a more detailed analysis of the CE structure at the Master Commitment Level. In addition, loss severities increased and the estimated life of the portfolio decreased, which reduced the amount of losses expected to be recaptured in future periods (i.e., decreased CEs).

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CEs of the MPF Program on the allowance for credit losses and the balance of the FLA and available CE.

in millions	Allowance for Credit Losses (ACL)	Reduction to the ACL due to CE	FLA	Available CE
MPF Original	$1.1	$1.5	$2.2	$85.9
MPF Plus	10.4	13.7	33.5	54.5

 Investments. At September 30, 2011, the sum of the Bank's interest-bearing deposits, Federal funds sold and securities purchased under agreement to resell decreased from December 31, 2010. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' potential advance demand and regulatory liquidity requirements. Low advance demand, the Bank's decision to not invest in term money market investments with European counterparties and near-zero yields on these investments resulted in the decrease from year-end.

The decrease in investment securities from December 31, 2010 to September 30, 2011 was primarily due to lower certificates of deposit in the HTM portfolio as well as MBS paydowns during the first nine months of 2011. These declines were partially offset by purchases of agency and GSE MBS. The Bank has not purchased any private label MBS since late 2007.

Details of investment securities follow.

	Carrying Value
(in millions)	September 30, 2011	December 31, 2010
Trading securities:
U.S. Treasury bills	$729.9	$879.9
TLGP investments	250.1	250.1
Mutual funds offsetting deferred compensation	4.1	6.0
Total trading securities	$984.1	$1,136.0
AFS securities:
GSE securities	$500.3	$—
MBS:
GSE residential MBS	1,046.6	—
Private label residential MBS	1,777.2	2,200.4
HELOCs	16.0	15.4
Mutual funds partially securing supplemental retirement plan	2.0	2.0
Total AFS securities	$3,342.1	$2,217.8
HTM securities:
Certificates of deposit	$2,200.0	$3,550.0
State or local agency obligations	282.8	369.7
GSE securities	292.6	803.7
MBS:
U.S. agency	2,476.6	2,396.0
GSE residential MBS	2,650.2	2,646.5
Private label residential MBS	1,735.7	2,268.4
HELOCs	18.9	23.5
Total HTM securities	$9,656.8	$12,057.8
Total investment securities	$13,983.0	$15,411.6

The following table presents the maturity and yield characteristics for the investment securities portfolio, assuming no principal prepayments, as of September 30, 2011. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury bills	$729.9	$—	$—	$—	$729.9
TLGP investments	250.1	—	—	—	250.1
Mutual funds offsetting deferred compensation	4.1	—	—	—	4.1
Total trading securities	$984.1	$—	$—	$—	$984.1
Yield on trading securities	0.53%	n/a	n/a	n/a	0.53%

AFS securities:
GSE securities	$—	$500.3	$—	$—	$500.3
MBS:
GSE residential MBS	—	—	66.2	980.4	1,046.6
Private label residential MBS	—	—	—	1,777.2	1,777.2
HELOCs	—	—	—	16.0	16.0
Mutual funds partially securing supplemental retirement plan	2.0	—	—	—	2.0
Total AFS securities	$2.0	$500.3	$66.2	$2,773.6	$3,342.1
Yield on AFS securities	n/a	0.56%	2.39%	4.32%	3.79%

HTM securities:
Certificates of deposit	$2,200.0	$—	$—	$—	$2,200.0
State or local agency obligations	—	3.9	8.1	270.8	282.8
GSE securities	—	292.6	—	—	292.6
MBS:
U.S. agency	—	—	452.3	2,024.3	2,476.6
GSE residential MBS	—	—	980.4	1,669.8	2,650.2
Private label residential MBS	—	—	103.8	1,631.9	1,735.7
Private label HELOCs	—	—	—	18.9	18.9
Total HTM securities	$2,200.0	$296.5	$1,544.6	$5,615.7	$9,656.8
Yield on HTM securities	0.19%	1.23%	2.64%	2.08%	1.71%

Total investment securities	$3,186.1	$796.8	$1,610.8	$8,389.3	$13,983.0
Yield on total investment securities	0.29%	0.81%	2.63%	2.90%	2.18%
Securities purchased under agreements to resell	$500.0	$—	$—	$—	$500.0
Interest-bearing deposits	13.3	—	—	—	13.3
Federal funds sold	2,030.0	—	—	—	2,030.0
Total investments	$5,729.4	$796.8	$1,610.8	$8,389.3	$16,526.3

As of September 30, 2011, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Freddie Mac	$2,858.7	$2,914.4
Ginnie Mae	2,024.3	2,032.2
Fannie Mae	1,631.1	1,656.2
U.S. Treasury	729.9	729.9
J.P. Morgan Mortgage Trust	631.1	618.2
Wells Fargo Mortgage Backed Securities Trust	450.4	434.7
National Credit Union Association	452.3	453.3
Commonwealth Bank of Australia	400.0	400.0
Westpac Banking Corp	400.0	400.0
Toronto Dominion Bank	400.0	400.0
Total	$9,977.8	$10,038.9

During the third quarter of 2009, Taylor, Bean & Whitaker (TBW), a servicer on one of the Bank's private label MBS, filed for bankruptcy. There is now a replacement servicer on this security. The replacement servicer has provided monthly remittances related to 2010 and subsequent activity. However, final remittances related to certain months in 2009, which had various reconciliation items because of issues with the original servicer, have not yet been determined by the replacement servicer.

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk-Investments” discussion in the Risk Management section of this Item 2. Management's Discussion and Analysis in this Form 10-Q.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. At September 30, 2011, the Bank was obligated to fund approximately $550.5 million in additional advances, $25.7 million of mortgage loans and $7.0 billion in outstanding standby letters of credit, and to issue $525.0 million in consolidated obligations. To date, the Bank has never had a draw on a letter of credit. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

During the first quarter of 2011, management developed and adopted a revised framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The new framework includes five risk elements that comprise the Bank's total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operational risk; and (5) accounting risk. The retained earnings target generated from this framework will be sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generates a retained earnings target of $800 million as of September 30, 2011, which is projected to decline to $481 million over a five-year time horizon, based on runoff of the private label MBS portfolio as well as the Bank's risk management actions. The framework will also assist management in its overall analysis of the level of future excess stock repurchases and dividends.

Changes in total retained earnings for the first nine months of 2011 and 2010 reflected the impact of net income in 2011 and a net loss in 2010. Total retained earnings of $424.4 million at September 30, 2011 was comprised of unrestricted retained earnings of $422.0 million and RRE of $2.4 million.

On February 28, 2011, the 12 FHLBanks, including the Bank, entered into a JCEA intended to enhance the capital position of each FHLBank, including a set-aside for RRE. The JCEA was amended by the FHLBanks effective August 5, 2011. For additional information, see Note 11 to the unaudited financial statements in this Form 10-Q.

Capital Resources

The following is Management’s Discussion and Analysis of the Bank’s capital resources as of September 30, 2011, which should be read in conjunction with the unaudited interim financial statements and notes to financial statements included in this Form 10-Q and the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2010 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulations require the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operational risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	September 30,	June 30,	March 31,	December 31,
(in millions)	2011	2011	2011	2010
Permanent capital:
Capital stock (1)	$3,531.8	$3,695.5	$3,837.7	$4,021.1
Retained earnings	424.4	412.5	399.8	397.3
Total permanent capital	$3,956.2	$4,108.0	$4,237.5	$4,418.4

RBC requirement:
Credit risk capital	$653.7	$693.2	$777.4	$797.6
Market risk capital	268.5	397.9	484.3	448.7
Operations risk capital	276.7	327.4	378.4	373.9
Total RBC requirement	$1,198.9	$1,418.5	$1,640.1	$1,620.2
Excess permanent capital over RBC requirements	$2,757.3	$2,689.5	$2,597.4	$2,798.2
Note:
(1)Capital stock includes mandatorily redeemable capital stock.

The Bank continues to maintain excess permanent capital over the RBC requirement. Total excess decreased $40.9 million from year-end. The impact of the partial repurchases of excess capital stock in 2011, which reduced total permanent capital, was partially offset by a decrease in the requirements for all three RBC categories. The Bank has repurchased approximately $715 million in total excess capital stock in 2011.

On September 30, 2011, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2011. In its determination, the Finance Agency maintained concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2011.

In April 2011, the Board revised its Retained Earnings and Dividend policy. See details regarding these revisions in the "Capital and Retained Earnings" discussion in Financial Condition in Item 2. Management's Discussion and Analysis in this Form 10-Q.

Capital and Leverage Ratios

In addition to the requirements for RBC, the Finance Agency has mandated maintenance of certain capital and leverage ratios. The Bank must maintain total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. To enhance overall returns, it has been the Bank's practice to utilize leverage within an appropriate operating range when market conditions permit, while maintaining compliance with statutory, regulatory and Bank policy limits. The Bank exceeded all regulatory capital requirements at September 30, 2011.

(dollars in millions)	September 30, 2011	December 31, 2010
Capital Ratio
Regulatory capital (permanent capital plus off-balance sheet credit reserves)	$3,956.2	$4,418.6
Capital ratio (regulatory capital as a % of total assets) - minimum 4.0%	8.5%	8.3%

Leverage Ratio
Leverage capital (permanent capital multiplied by a 1.5 weighting factor plus off-balance sheet credit reserves)	$5,934.3	$6,627.8
Leverage ratio (leverage capital as a % of total assets) - minimum 5.0%	12.7%	12.4%

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock is presented in the table below.

(dollars in millions)	September 30, 2011	December 31, 2010
Commercial banks	$1,904.9	$2,192.2
Thrifts	1,472.1	1,705.0
Credit unions	49.9	54.9
Insurance companies	56.8	34.8
Total GAAP capital stock	3,483.7	3,986.9
Mandatorily redeemable capital stock	48.1	34.2
Total capital stock	$3,531.8	$4,021.1

The composition of the Bank's membership by institution type is presented in the table below.

	September 30, 2011	December 31, 2010
Commercial banks	186	191
Thrifts	88	90
Credit unions	23	24
Insurance companies	3	3
Total	300	308

Critical Accounting Policies

The most significant accounting policies followed by the Bank are presented in Note 1 to the audited financial statements in the Bank's 2010 Form 10-K. In addition, the Bank's critical accounting policies are presented in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K. These policies, along with the disclosures presented in the other notes to the financial statements and in this Form 10-Q, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates or assumptions, and those for which changes in those estimates or assumptions could have a significant impact on the financial statements. The following updates the Bank's previous critical accounting policies disclosures.

Allowance for Credit Losses on Banking on Business Loans. During the first quarter of 2011, the Bank updated its probability of default from national statistics for speculative grade debt to the actual performance of the BOB program. The Bank also eliminated the adjustment to probability of default as a result of trends in gross domestic product. In addition, as a result of the collection history of BOB loans, the Bank no longer has doubt about the ultimate collection of BOB loans and considers only BOB loans that are delinquent to be nonperforming assets. The impact of the change in estimate was immaterial.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio. The Bank bases the allowance for credit losses on management's estimate of loan losses inherent in the Bank's mortgage loan portfolio as of the balance sheet date taking into consideration the credit enhancement structure of the MPF Program. The allowance is determined based on actual 12 month historical performance of the Bank's mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral. The resulting estimated losses are reduced by the credit enhancements available under the MPF Program, which are contractually set. The Bank incurs the initial losses on mortgage loans up to an agreed upon amount, referred to as the first loss account. Losses in excess of the first loss account are covered by the credit enhancements of the MPF Program and are excluded from the determination of the allowance for credit losses. Losses in excess of the credit enhancements are incurred by the Bank. In addition, certain losses incurred by the Bank can be recaptured by withholding fees paid to the Participating Financial Institution (PFI or Seller) for its retention of credit risk. Losses expected to be recaptured are also excluded from the determination of the allowance for credit losses.

Future REFCORP Payments. In April 2011, the U.S. Treasury repaid the Bank's overpayment of REFCORP, which was reported as a prepaid asset of $36.9 million in the Bank's financial statements at March 31, 2011. During third quarter 2011, the FHLBank System satisfied its REFCORP obligation in full. Therefore, this is no longer a Critical Accounting Policy of the Bank.

Recently Issued Accounting Standards and Interpretations. The FASB has proposed various changes related to the accounting for financial instruments and derivatives and hedging activities (collective referred to as the FI ED). Although only proposed at this time, if approved the FI ED is expected to have a material impact on the Bank's Statements of Operations, Condition, and Changes in Capital. In addition, the FI ED, as proposed, is expected to significantly change all of the Bank's Critical Accounting Policies except for Guarantees and Consolidated Obligations. The Bank is continuing to monitor the FI ED's status.

See Note 1 to the unaudited financial statements in Item 1. Financial Statements (unaudited) in this Form 10-Q for a discussion of recent accounting pronouncements that are relevant to the Bank's business.

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
New Requirements for Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge its interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities.
Mandatory Clearing of Derivatives Transactions. The Commodity Futures Trading Commission (CFTC) has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing, but has not yet made any such determinations. The CFTC has also proposed a rule setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposed rule, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being promulgated by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposed rule provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposed rule, the Bank would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC's issuance of such requirements). Based on CFTC's proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of the Bank's swaps will be required to be cleared until the third quarter of 2012, at the earliest.

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require the Bank to enter into new relationships and accompanying documentation with clearing members (which the FHLBanks are currently negotiating) and additional documentation with its swap counterparties.

The CFTC has issued a proposed rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis. However, in connection with this proposed rule the CFTC has left open the possibility that customer collateral would not have to be legally segregated but could instead be commingled with all collateral posted by other customers of the Bank's clearing member. Such commingling would put the Bank's collateral at risk in the event of a default by another customer of the Bank's clearing member. To the extent the CFTC's final rule places the posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely impacted.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that the Bank will be required to register as a “swap dealer” for the derivative transactions that it enters into with dealer counterparties for the purpose of hedging and managing interest rate risk.

It is also unclear how the final rule will treat the call and put optionality in certain advances to the Bank's members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that advance transactions between the Bank and its member customers will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue. Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, the Bank may be faced with the business decision of whether to continue to offer certain types of advance products to member customers if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and cost including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer as a result of its advance activities, the proposed regulations would permit it to apply to the CFTC to limit such designation to those specified activities for which it is acting as a swap dealer. Upon such designation, hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, the Bank will have to post both initial margin and variation margin to its swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, the Bank will be required to collect both initial margin and variation margin from its swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by us, making such trades more costly.

The CFTC has proposed a rule setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposed rule, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being promulgated under the Dodd-Frank Act take effect (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. The Bank would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that the Bank would have to comply with such requirements until the third quarter of 2012, at the earliest.

Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an order temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant term; or (2) December 31, 2011. The CFTC has recently proposed an amendment to this order that would extend the exemptions contain in the existing order until the earlier or (i) the effective date of the applicable final rules further defining the relevant terms; or (ii) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations in the fourth quarter of 2011 or the first quarter of 2012. It is not expected that such final regulations will become effective until the first or second quarter of 2012 and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

Together with the other FHLBanks, the Bank is actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. The Bank is also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

Finance Agency Regulatory Actions

Home Affordable Refinance Program Changes. The Finance Agency, with Fannie Mae and Freddie Mac (the Enterprises), have announced a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage.  This program will continue to be available to borrowers with loans sold to the Enterprises on or before May 31, 2009 with current loan-to-value (LTV) ratios above 80 percent.  The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent LTV ceiling for fixed-rate mortgages backed by the Enterprises, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by the Enterprises, and extending the end date for HARP until Dec. 31, 2013 for loans originally sold to the Enterprises on or before May 31, 2009. If implemented on a large scale, the Bank's income could be negatively impacted. As owners of agency MBS, if a large number of mortgages prepay at their current rates, the Bank would be forced to reinvest the proceeds at a lower rate of return.

Conservatorship and Receivership. On June 20, 2011 the Finance Agency issued a final conservatorship and receivership regulation for the FHLBanks, effective July 20, 2011. The final regulation addresses the nature of a conservatorship or receivership and provides greater specificity on their operations, in line with procedures set forth in similar regulatory regimes (for example, the FDIC receivership authorities). The regulation clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. The Finance Agency explained its general approach in adopting the final regulation was to set out the basic general framework for conservatorships and receiverships.

FDIC Regulatory Actions

Banking Agency Revisions to Regulations to Permit Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and other applicable banking regulators, including the Federal Reserve Board, have rescinded their regulations prohibiting paying interest on demand deposits, effective July 21, 2011. The Bank's members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from the Bank.

Joint Regulatory Actions
Proposed Rule on the Financial Stability Oversight Council's (the “Oversight Council's”) Authority to Require Supervision and Regulation of Certain Nonbank Financial Companies. On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating nonbank financial companies for heightened prudential supervision and oversight by the Federal Reserve Board.  This notice rescinds a prior proposal on these designations and proposes a three-stage process that includes a framework for evaluating a nonbank financial institution. Under the proposed designation process, the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for the Bank, in addition to the asset size criterion, one of the five thresholds is whether a company has $20 billion or more of borrowing outstanding, including bonds (in the Bank's case, consolidated obligations) issued. As of September 30, 2011, the Bank had $46.8 billion in total consolidated assets and $41.1 billion in total outstanding consolidated obligations. If the Bank is designated by the Oversight Council for supervision and oversight by the Federal Reserve Board, then its operations and business could be adversely impacted by additional costs and business activities' restrictions resulting from such oversight. Comments on this proposed rule are due by December 19, 2011.

Housing Finance and GSE Reform.
Congress continues to consider various proposals to reform the U.S. housing finance system, including specific reforms to Fannie Mae and Freddie Mac.  On February 11, 2011, the Department of the Treasury and the U.S. Department of Housing and Urban Development issued a White Paper report to Congress entitled “Reforming America's Housing Finance Market: A Report to Congress.” Although the FHLBanks are not the primary focus of this report, they have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace.

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

In response, a number of bills have been introduced in Congress, including covered bond legislation. GSE reform has not progressed significantly to date, but it is expected that GSE legislative activity will continue. While none of the legislation introduced thus far proposes specific changes to the FHLBanks, the Bank could nonetheless be affected. For example, the FHLBanks traditionally have allocated a significant portion of their investment portfolio to investments in Fannie Mae and Freddie Mac debt securities. Accordingly, the Bank's investment strategies would likely be affected by winding down those entities. Winding down these two GSEs, or limiting the amount of mortgages they purchase, also could increase demand for the Bank's advances if members respond by retaining more of their mortgage loans in portfolio and using advances to fund the loans. If Congress enacts legislation encouraging the development of a covered bond market, FHLBank advances could be reduced in time as larger members use covered bonds as an alternative form of wholesale mortgage financing. Additionally, it is possible that the Finance Agency could consider regulatory actions consistent with the report, including restricting membership by allowing each eligible institution to be an active member of a single FHLBank or limiting the level of advances outstanding to larger members. It is also possible that Congress will consider any or all of the specific changes to the FHLBanks suggested by the Administration's proposal. If regulation or legislation is enacted incorporating these changes, the FHLBanks could be significantly limited in their ability to make advances to their members and subject to additional limitations on their investment authority. The ultimate effects of housing finance and GSE reform or any other legislation, including legislation to address the debt limit or federal deficit, on the FHLBanks are unknown at this time and will depend on the legislation, if any, that is finally enacted.

Risk Management

The Bank employs a corporate governance and internal control framework designed to support the effective management of the Bank's business activities and the related inherent risks. As part of this framework, the Bank's Board has adopted a Risk Management Policy and a Member Products Policy, which are reviewed regularly and re-approved at least annually. The Risk Management Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operations risk, concentration risk, and business risk in accordance with Finance Agency regulations consistent with the Bank's risk profile. The risk profile was established by the Bank's Board, as were other applicable guidelines in connection with the Bank's Capital Plan and overall risk management. For more detailed information, see the Risk Management section in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K.

Risk Governance

The Bank's lending, investment and funding activities and use of derivative hedging instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in the Bank's 2010 Form 10-K. The Bank's risks are affected by current and projected financial and residential market trends, which are discussed in the Executive Summary in Item 2. Management's Discussion and Analysis in this Form 10-Q.

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

Effective for second quarter 2011, an updated floor of 87.5% was established for MV/CS, demonstrating the Board's commitment to move the Bank toward par value capital stock. MV/CS will be measured against the floor monthly. When MV/CS is below the established floor at the end of a quarter, excess capital stock repurchases and dividend payouts will be restricted. When MV/CS is above the established floor, additional analysis of the adequacy of retained earnings will be performed, taking into consideration the impact of excess capital stock repurchases and/or dividend payouts.

The MV/CS ratio was 96.0% at September 30, 2011 and 93.3% at December 31, 2010. The improvement in the MV/CS ratio was primarily due to principal paydowns on the private label MBS portfolio and increased retained earnings which more than offset a decline in private label MBS prices. Because the MV/CS ratio was above 87.5% at September 30, 2011, the Bank performed additional analysis of capital adequacy taking into consideration the impact of excess capital stock repurchases. As a result of this analysis, the Bank executed a partial repurchase of excess capital stock on October 28, 2011. The amount of excess capital stock repurchased from any member was the lesser of 5% of the member's total capital stock outstanding or its excess capital stock outstanding on October 27, 2011. This was the Bank's fifth consecutive quarter of excess capital stock repurchases. The Bank also executed partial repurchases in February, April and July 2011. The effect of these repurchases was a minor reduction in the MV/CS ratio, which was more than offset by the factors noted above that drove the overall improvement in the ratio from year-end.

On December 23, 2008, the Bank announced its voluntary decision to temporarily suspend payment of dividends until further notice. There were no dividends declared or paid in the first nine months of 2011.

Decisions regarding any future repurchase of excess capital stock or dividend payouts will be made on a quarterly basis. The Bank will continue to monitor the MV/CS ratio as well as the condition of its private label MBS portfolio, its overall financial performance and retained earnings (including its newly implemented retained earnings framework), developments in the mortgage and credit markets and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters. See the "Capital and Retained Earnings" discussion in Financial Condition in Item 2. Management's Discussion and Analysis in this Form 10-Q for details regarding the Bank's revised Retained Earnings policy.

Subprime and Nontraditional Loan Exposure. In December 2010, the Board approved various policy revisions, which were effective immediately, pertaining to subprime and nontraditional loan exposure. These revisions included establishment of a Bank-wide limit on these types of exposures and affected existing policies related to collateral, MBS investments and the mortgage loan portfolio.

First, the definitions of subprime and nontraditional residential mortgage loans and MBS were updated to be consistent with Federal Financial Institutions Examination Council (FFIEC) and Finance Agency Guidance. Second, the overall risk limits were established for exposure to subprime and nontraditional residential mortgages. Currently, subprime exposure limits are essentially established at zero. With respect to nontraditional exposure, the Bank has established overall limits and portfolio sublimits. The overall risk limit for nontraditional exposure is 25% (i.e., the total overall nontraditional exposure cannot exceed 25% of the sum of the collateral pool plus MBS investments plus mortgage loans). The nontraditional exposure sublimit for the collateral pool has been set at 25%. The private label MBS portfolio includes some subprime and nontraditional assets; however, these legacy assets are excluded from these limits. Third, an enhanced reporting process has been established to aggregate the volume of nontraditional loans and MBS investments which includes any potential exposure. Lastly, with respect to collateral, all members are required to identify subprime and nontraditional loans and MBS and provide periodic certification that they comply with the FFIEC guidance.

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

The Bank's Market Risk Model. Significant resources are devoted to assuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position and interest rate risk. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments. Throughout 2010 and into 2011, the Bank has continued to update the mortgage prepayment models used within the market risk model to more accurately reflect expected prepayment behavior.

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

The following table presents the Bank's duration of equity exposure in accordance with the actual and Alternative Risk Profile duration of equity calculation at September 30, 2011 and December 31, 2010.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternative duration of equity:
September 30, 2011	1.4	2.0	3.3
December 31, 2010	1.3	3.2	4.1

Actual duration of equity:
September 30, 2011	2.1	2.4	3.7
December 31, 2010	3.0	4.2	4.5
Note: Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

The Alternative base duration of equity extended slightly from year-end as the impact of lower longer-term interest rates was offset by prepayment modeling changes which lowered the overall sensitivity of mortgage prepayments to rate changes. The modeling changes had limited impact in the "Up 100" and "Up 200" basis point shock scenarios, which declined due to the lower longer-term interest rates. The effects of the excess capital stock repurchases in February, April and July 2011 and debt calls since year-end 2010 were largely offset by balance sheet management actions taken in the first six months of 2011.

The Bank continues to monitor the mortgage and related fixed income markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

Earned Dividend Spread (EDS). The Bank's asset/liability management policy also measures interest rate risk based on an earned dividend spread (EDS). EDS is defined as the Bank's return on average capital stock in excess of the average return of an established benchmark market index, 3-month LIBOR in the Bank's case, for the period measured. The EDS Floor represents the minimum acceptable return under the selected interest rate scenarios, for both Year 1 and Year 2. For both Years 1 and 2, the EDS Floor is 3-month LIBOR plus 15 basis points. EDS Volatility is a measure of the variability of the Bank's EDS in response to shifts in interest rates, specifically the change in EDS for a given time period and interest rate scenario compared to the current base forecasted EDS. See the Qualitative and Quantitative Disclosures Regarding Market Risk discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K for additional details regarding EDS.

The following table presents the Bank's EDS level and EDS Volatility as of September 30, 2011 and December 31, 2010. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario during the fourth quarter of 2009 with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at September 30, 2011.

	Earned Dividend Spread Yield Curve Shifts(1) (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
September 30, 2011	136	9	124	(3)	127	184	57	268	141
December 31, 2010	129	(20)	154	5	149	164	15	195	46

Year 2 Return Volatility
September 30, 2011	200	(19)	201	(18)	219	224	5	350	131
December 31, 2010	145	(50)	206	11	195	185	(10)	180	(15)
Notes:
(1)Based on forecasted earnings, excluding future potential OTTI charges which could be material, so that earnings movement related to interest rate changes can be isolated.

Year 1 EDS decreased in the forward rate projection primarily due to the decrease in projected earnings from lower advance levels, the sale of one private label MBS in April 2011, higher provisions for credit losses on mortgage loans, and higher mortgage prepayments resulting primarily from lower long term forward rates. The negative impact of these factors was partially mitigated for Year 1, and more than offset in Year 2, by the impact of projected excess capital stock repurchases and satisfaction of the REFCORP payment obligations.

Improvement of EDS volatility in most of the scenarios presented above was the result of hedging actions to replace called debt and to hedge excess capital stock repurchases, prepayment modeling changes which lowered the overall sensitivity of mortgage prepayments to rate changes, and satisfaction of the REFCORP payment obligations.

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

Effective January 1, 2011, the daily exposure limit of EaR was set at $1.5 million and the Bank's Asset/Liability Management Committee (ALCO) established an operating guideline of $1.2 million. In April 2011, the daily exposure limit was lowered to $1.3 million; the Bank's ALCO established a new operating guideline of $1.0 million. In September 2011, the daily exposure limit was raised to $1.4 million; the Bank's ALCO established a new operating guideline of $1.1 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during the first nine months of 2011. At September 30, 2011, EaR measured $602 thousand.

Credit and Counterparty Risk - Total Credit Products and Collateral

Total Credit Products. The Bank manages the credit risk on a member's exposure on Total Credit Products (TCP), which includes advances, letters of credit, advance commitments, and MPF credit enhancement obligations by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank. In addition to TCP, the Bank monitors other non-credit product components of Total Credit Exposure (TCE), including accrued interest on all outstanding advances, and estimated potential prepayment penalty amounts, where applicable, for advances to members in full collateral delivery status. This is done to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At September 30, 2011, in comparison to the total TCP outstanding reflected in the table below, such aggregate TCE, including $160 million in accrued interest and prepayment penalties, is estimated to be $32.4 billion. The

Bank establishes a Maximum Borrowing Capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank's Member Products Policy. Details regarding this Policy are available in the “Advance Products” discussion in Item 1. Business in the Bank's 2010 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect its security position.

The financial condition of all members and housing associates is closely monitored for compliance with financial criteria as set forth in the Bank's credit policies. The Bank has developed an internal credit scoring system that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are first objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member's asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results for the previous four quarters are used, with the most recent quarters' results given a higher weighting. Additionally, a member's credit score can be adjusted for various qualitative factors, such as the financial condition of the member's holding company. While financial scores and resulting ratings are calculations based only upon point-in-time financial data and the resulting ratios, a rating in one of the higher categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the internal credit scoring system include the scheduling of on-site collateral reviews. The scoring system is not used for insurance company members; instead, an independent financial analysis is performed for any insurance company exposure.

During the first nine months of 2011, there were 74 failures of FDIC-insured institutions nationwide. None of these failures were members of the Bank. As of November 7, 2011, the Bank had not experienced any member failures in 2011.

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

The following table presents the Bank's top ten borrowers with respect to their TCP at September 30, 2011 and the corresponding December 31, 2010 amounts.

	September 30, 2011		December 31, 2010
(dollars in millions)	Total Credit Products(1)	% of Total	Total Credit Products	% of Total
Sovereign Bank, Reading, PA	$9,345.9	29.0%	$11,101.3	27.7%
TD Bank, N.A., Wilmington, DE	5,764.3	17.9	8,927.3	22.3
Ally Bank, Midvale, UT(2)	4,110.0	12.8	5,298.0	13.2
Susquehanna Bank, Lititz, PA	1,324.6	4.1	1,208.7	3.0
Citizens Bank of Pennsylvania, Philadelphia, PA	1,122.7	3.5	1,275.8	3.2
Northwest Savings Bank, Warren, PA	732.4	2.3	782.5	2.0
Fulton Bank, NA, Lancaster, PA	646.7	2.0	476.9	1.2
National Penn Bank, Boyertown, PA	618.1	1.9	701.2	1.8
PNC Bank, N.A., Wilmington, DE(3)	594.0	1.8	1,500.9	3.7
Wilmington Savings Fund Society, Wilmington, DE	568.8	1.8	489.0	1.2
	24,827.5	77.1	31,761.6	79.3
Other borrowers	7,386.2	22.9	8,303.3	20.7
Total TCP outstanding	$32,213.7	100.0%	$40,064.9	100.0%
Notes:
(1) TCP includes advances, letters of credit, advance commitments, and MPF credit enhancement obligations.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) For Bank membership purposes, principal place of business is Pittsburgh, PA.

Of the top ten borrowing members included above, the total exposure of the majority of those borrowers was primarily due to outstanding advances balances at September 30, 2011, with the exception of TD Bank, whose TCP was comprised entirely of letters of credit. Total TCP outstanding decreased approximately $7.9 billion from December 31, 2010 to September 30, 2011. The decline was linked to expiring letters of credit to TD Bank, as well as lower outstanding advances across various members as presented in the table below.

Member Advance Concentration Risk. The following table lists the Bank's top ten borrowers based on period-end advance balances at par as of September 30, 2011, and their corresponding December 31, 2010 advance balances at par.

	September 30, 2011		December 31, 2010
(dollars in millions)	Loan Balance	% of total	Loan Balance	% of total
Sovereign Bank, Reading, PA	$9,345.0	38.3%	$9,825.0	34.6%
Ally Bank, Midvale, UT(1)	4,110.0	16.8	5,298.0	18.7
Susquehanna Bank, Lititz, PA	914.1	3.8	899.2	3.2
Citizens Bank of Pennsylvania, Philadelphia, PA	900.0	3.7	930.0	3.3
Northwest Savings Bank, Warren, PA	695.6	2.9	745.7	2.6
National Penn Bank, Boyertown, PA	618.1	2.5	701.2	2.5
Wilmington Savings Fund Society FSB, Wilmington, DE	568.8	2.3	489.0	1.7
PNC Bank, N.A., Wilmington, DE(2)	500.2	2.1	1,500.4	5.3
Genworth Life Insurance Company, Wilmington, DE	492.9	2.0	492.9	1.7
Fulton Bank, Lancaster, PA	398.9	1.6	439.0	1.5
	18,543.6	76.0	21,320.4	75.1
Other borrowers	5,872.5	24.0	7,076.6	24.9
Total advances	$24,416.1	100.0%	$28,397.0	100.0%
Notes:
(1) For Bank membership purposes, principal place of business is Horsham, PA.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.

On average, the total par balance for the ten largest borrowers for the quarter ended September 30, 2011 was $19.5 billion, or 76% of total average advances outstanding. During the quarter ended September 30, 2011, the maximum outstanding balance to any one borrower was $9.8 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not presently expect to incur any losses on these advances. Because of the Bank's advance concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

Letters of Credit. The following table presents the Bank's total outstanding letters of credit as of September 30, 2011 and December 31, 2010. As noted below, the majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on these letters of credit.

(dollars in millions)	September 30, 2011	December 31, 2010
Letters of credit:
Public unit deposit	$6,769.1	$9,694.8
Tax exempt bonds	204.0	313.5
Other	73.7	105.8
Total	$7,046.8	$10,114.1

The following table presents letters of credit based on expiration terms.

(dollars in millions)	September 30, 2011	December 31, 2010
Expiration terms:
One year or less	$6,731.7	$9,805.3
After one year through five years	315.1	308.8
Total	$7,046.8	$10,114.1

At September 30, 2011 and December 31, 2010, the Bank had a concentration of letters of credit to one member totaling $5.8 billion and $8.9 billion, respectively. These balances accounted for 82% and 88% of the total outstanding balance for each reported period, respectively. The decrease from year-end was primarily due to expirations of letters of credit not renewed.

Collateral Policy and Practices. All members are required to maintain collateral to secure their TCP. Collateral eligible to secure TCP includes: (1) one-to-four family and multifamily mortgage loans and securities representing an interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. government or any Federal agency; (3) cash or deposits held by the Bank; and (4) certain other collateral that is real estate-related, or certain small business, small farm, small agribusiness and community development loans from members that qualify as community financial institutions (CFIs), provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it. The Bank also requires each borrower and affiliate pledgor, where applicable, to execute an agreement that establishes the Bank's security interest in all collateral pledged by the borrower or affiliate pledgor. Finally, as additional security for a member's indebtedness, the Bank has a statutory and contractual lien on the member's capital stock in the Bank. During the third quarter of 2011, the Bank made no significant revisions to its Collateral Policies.

The Bank periodically reviews the collateral pledged by members and affiliates, where applicable. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of loan collateral at any time.

In 2009, the Bank revised its collateral policy, no longer accepting subprime residential mortgage loans as qualifying collateral. Therefore, loans identified as subprime residential mortgage loans are no longer included in a member's MBC. As of September 30, 2011, however, the Bank continued to hold security interests in subprime residential mortgage loans pledged as collateral under blanket-lien agreements; such assets are not assigned a lending value. The Bank will allow loans with a FICO score of 660 or below if there are other mitigating factors, including a loan-to-value (LTV) ratio of 65% or less plus one of the following: (1) a debt-to-income ratio of 35% or less or (2) a satisfactory payment history over the past 12 months (no 30-day delinquencies). For loans in which no FICO is available, a collateral weighting of 60% will apply. During the quarter ended June 30, 2011, the Bank implemented modifications to the Qualifying Collateral Report (QCR) process whereby filing members stratify their holdings of first lien residential mortgage loans into traditional, qualifying low FICO, and qualifying unknown FICO categories. Under limited circumstances, the Bank allows nontraditional residential mortgage loans that are consistent with FFIEC guidance to be pledged as collateral and used to determine a member's MBC. The Bank requires specific loan level characteristic reporting on nontraditional residential mortgage loans and assigns more conservative collateral weightings on a case-by-case basis. At September 30, 2011, less than 19% of the Bank's total pledged collateral was considered nontraditional mortgage loans consistent with FFIEC guidance. Details of the Bank's current collateral policy and weightings are presented in the Advance Products - Collateral discussion in Item 1. Business in the 2010 Annual Report filed on Form 10-K.

Under implementation of the GLB Act, the Bank was allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At September 30, 2011, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $2.9 billion, or 12% of total par value of loans outstanding. Eligible expanded collateral represented 8% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member's unencumbered eligible collateral assets and most ineligible collateral assets to secure the member's obligations with the Bank. Under a specific collateral agreement, the Bank obtains a lien against a specific set of a member's eligible collateral assets, to secure the member's obligations with the Bank and the member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral. Details regarding average lending values assigned to various types of collateral provided under blanket lien, specific lien and delivery arrangement are available in the "Credit and Counterparty Risk - Total Credit Products and Collateral" discussion in Risk Management in Item 7. Management's Discussion

and Analysis in the Bank's 2010 Annual Report filed on Form 10-K. Lending values are monitored and updated as necessary based on current market conditions and other factors. There were no significant changes to the calculated weighted average effective lending values of certain collateral categories, including multi-family, CFI and other real estate related. Actual ranges for the effective lending values also may vary from quarter to quarter as a result of changes to member status, QCR deductions and other factors. Beginning in second quarter 2011, the Bank applied an additional restriction to MBC for non-QCR filers, including CFI institutions and those members whose TCP usage is less than 20%. For those members that choose not to complete a QCR, credit availability is limited to 20% of their MBC.

The following tables summarize total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of September 30, 2011 and December 31, 2010. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All member borrowers	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$70,214.0	51.7%	$63,922.8	47.6%
High quality investment securities(1)	4,137.2	3.0	4,605.9	3.4
Other real-estate related collateral/CFI eligible collateral	53,329.9	39.3	57,963.9	43.2
Multi-family residential mortgage loans	8,185.1	6.0	7,743.6	5.8
Total eligible collateral value	$135,866.2	100.0%	$134,236.2	100.0%
Total TCP outstanding	$32,213.7		$40,064.9
Collateralization ratio (eligible collateral value to TCP outstanding)	421.8%		335.0%

(dollars in millions) Ten largest member borrowers	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$30,477.1	43.4%	$25,304.1	37.3%
High quality investment securities(1)	531.9	0.8	1,752.8	2.6
Other real-estate related collateral/CFI eligible collateral	32,643.7	46.4	34,614.1	51.0
Multi-family residential mortgage loans	6,627.7	9.4	6,202.7	9.1
Total eligible collateral value	$70,280.4	100.0%	$67,873.7	100.0%
Total TCP outstanding	$24,827.5		$31,777.6
Collateralization ratio (eligible collateral value to TCP outstanding)	283.1%		213.6%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AA or higher and acquired by the member prior to July 10, 2007, required to be delivered. Upon delivery, these securities are valued daily and are subject to weekly ratings reviews.

The increases in the collateralization ratios for all member borrowers, as well as for the ten largest member borrowers as noted in the tables above were primarily due to certain letters of credit expiring and lower overall outstanding advances.

The following table provides information regarding TCP extended to member and nonmember borrowers with either a blanket lien or specific collateral pledge agreement, in listing-specific or full collateral delivery status as of September 30, 2011 and December 31, 2010, along with corresponding eligible collateral values.

	September 30, 2011
(dollars in millions)	Number of Members	Number of Members with TCP Outstanding	Total TCP Outstanding	Related Collateral Value
Specific collateral pledge - eligible borrowers(1)	7	4	$520.1	$652.9
Specific collateral pledge - merged borrowers(2)	2	2	470.4	563.1
Blanket lien delivered	48	38	5,236.5	7,541.1
Blanket lien undelivered	248	175	25,986.7	94,446.3
Total	305	219	$32,213.7	$103,203.4

	December 31, 2010
(dollars in millions)	Number of Members	Number of Members with TCP Outstanding	Total TCP Outstanding	Related Collateral Value
Specific collateral pledge - eligible borrowers(1)	8	2	$518.8	$566.8
Specific collateral pledge - merged borrowers(2)	2	2	381.4	413.6
Blanket lien delivered	58	39	6,481.9	8,098.1
Blanket lien undelivered	244	171	32,682.8	111,417.1
Total	312	214	$40,064.9	$120,495.6
Notes:
(1) Includes two nonmember state housing finance agencies, one of which has TCP outstanding at September 30, 2011.
(2) Members merged out-of-district are no longer members and, therefore, are not considered eligible borrowers.

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of September 30, 2011 and December 31, 2010, the Bank's carrying value of investments issued by entities other than the U.S. Government, Federal agencies or GSEs was $6.3 billion and $8.7 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank's investment carrying values as of September 30, 2011 and December 31, 2010 based on the lowest rating from the NRSROs (Moody's, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	September 30, 2011 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/ P-1	A-2/ P-2	Not Rated	Total
Money market investments:
Federal funds sold	$—	$—	$—	$—	$—	$—	$—	$2,030.0	$—	$—	$2,030.0
Securities purchased under agreement to resell	—	—	—	—	—	—	—	—	—	500.0	500.0
Investment securities:
Certificates of deposit	—	—	—	—	—	—	—	2,200.0	—	—	2,200.0
Treasury bills	—	729.9	—	—	—	—	—	—	—	—	729.9
TLGP investments	—	250.1	—	—	—	—	—	—	—	—	250.1
GSE securities	—	792.9	—	—	—	—	—	—	—	—	792.9
State and local agency obligations	3.9	278.9	—	—	—	—	—	—	—	—	282.8
Total non-MBS	3.9	2,051.8	—	—	—	—	—	2,200.0	—	—	4,255.7
MBS issued by Federal agencies	—	2,024.3	—	—	—	—	—	—	—	—	2,024.3
MBS issued by NCUAs	—	452.3	—	—	—	—	—	—	—	—	452.3
MBS issued by GSEs	—	3,696.8	—	—	—	—	—	—	—	—	3,696.8
Private label residential MBS	252.3	97.8	196.9	602.6	317.7	559.3	1,486.3	—	—	—	3,512.9
Private label HELOCs	—	16.3	2.6	—	—	8.5	7.5	—	—	—	34.9
Total MBS	252.3	6,287.5	199.5	602.6	317.7	567.8	1,493.8	—	—	—	9,721.2
Total investments	$256.2	$8,339.3	$199.5	$602.6	$317.7	$567.8	$1,493.8	$4,230.0	$—	$500.0	$16,506.9

	December 31, 2010 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/P-1	A-2/P-2	Total
Money market investments:
Federal funds sold	$—	$—	$—	$—	$—	$—	$—	$2,930.0	$400.0	$3,330.0
Investment securities:
Certificates of deposit	—	—	—	—	—	—	—	3,550.0	—	3,550.0
Treasury bills	879.9	—	—	—	—	—	—	—	—	879.9
TLGP investments	250.1	—	—	—	—	—	—	—	—	250.1
GSE securities	803.7	—	—	—	—	—	—	—	—	803.7
State and local agency obligations	4.8	292.9	—	72.0	—	—	—	—	—	369.7
Total non-MBS	1,938.5	292.9	—	72.0	—	—	—	3,550.0	—	5,853.4
MBS issued by Federal agencies	2,396.0	—	—	—	—	—	—	—	—	2,396.0
MBS issued by GSEs	2,646.5	—	—	—	—	—	—	—	—	2,646.5
Private label residential MBS	1,027.6	239.6	385.5	272.7	124.9	576.8	1,841.7	—	—	4,468.8
Private label HELOCs	—	19.5	4.0	—	—	8.3	7.1	—	—	38.9
Total MBS	6,070.1	259.1	389.5	272.7	124.9	585.1	1,848.8	—	—	9,550.2
Total investments	$8,008.6	$552.0	$389.5	$344.7	$124.9	$585.1	$1,848.8	$6,480.0	$400.0	$18,733.6
Notes:
(1) Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to September 30, 2011 are described below.
(2) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $6.1 million and $8.0 million at September 30, 2011 and December 31, 2010, respectively.
(3) Balances above exclude total accrued interest of $16.0 million and $19.2 million at September 30, 2011 and December 31, 2010, respectively.
(4) At September 30, 2011, “Other” included securities rated CCC, CC, C and D with balances of $296.9 million, $639.9 million, $417.8 million and $139.2 million, respectively. At December 31, 2010, “Other” included securities rated CCC, CC, C and D with balances of $444.7 million, $978.5 million, $286.7 million and $138.9 million, respectively.

As of September 30, 2011, there were credit rating agency actions affecting a total of 71 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2010. These securities had a total par value of $1.6 and $2.0 billion as of September 30, 2011 and December 31, 2010, respectively, reflected in the tables above. Securities downgraded from "investment grade" to “below investment grade” represented a total par balance of $422.9 million and $516.9 million at September 30, 2011 and December 31, 2010, respectively. Downgrades in U.S. government-backed investment securities reflect the impact of the August 2011 S&P downgrade.

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

From October 1, 2011 through October 31, 2011, the following credit rating agency actions were taken with respect to securities in the Bank's investment portfolio.

Downgrades from October 1, 2011 through October 31, 2011

		Balances as of September 30, 2011
(in millions)		Private label residential MBS
From	To	Carrying Value	Fair Value
AAA	AA	$52.7	$49.9
B	CCC	17.9	17.9
B	CC	169.0	169.0
CCC	CC	138.5	138.5
CCC	C	14.9	14.9
CC	C	388.9	388.9
		$781.9	$779.1

As of October 31, 2011, the following securities were placed on negative watch. The carrying values and fair values of these securities as of September 30, 2011 are presented in the following table.

	HELOCs		Federal Funds sold
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA/A-1/P-1	$—	$—	$500.0	$500.0
AA	16.3	11.8	—	—
B	6.8	6.8	—	—
	$23.1	$18.6	$500.0	$500.0

Money Market Investments, Commercial Paper and Certificates of Deposit. Under its Risk Governance Policy, the Bank can place money market investments, commercial paper and certificates of deposit on an unsecured basis with large financial institutions with long-term credit ratings no lower than A. Management actively monitors the credit quality of these counterparties. As of September 30, 2011, the Bank had unsecured exposure to 13 counterparties totaling $4.2 billion, or an average of $325.4 million per counterparty, compared to exposure to 19 counterparties totaling $6.9 billion, or an average of $362.1 million per counterparty, as of December 31, 2010. As of September 30, 2011, the Bank had exposure to 3 counterparties exceeding 10% of the total exposure.

Total money market investment exposure was $2.5 billion as of September 30, 2011. This exposure was comprised primarily of Federal funds sold with an overnight maturity and securities purchased under agreement to resell, which are secured exposure and are effectively collateralized financing arrangements. The Bank had certificate of deposit exposure of $2.2 billion as of September 30, 2011, with exposure to U.S. branches of foreign banks comprising 91% of this total. The Bank limits foreign exposure to those countries rated AA or higher and had exposure to Australia, Canada, Sweden and the United Kingdom as of September 30, 2011. The Bank held no commercial paper as of September 30, 2011. In June 2011, Bank management decided to temporarily limit its investment activity with all European counterparties to overnight maturities only, due to the financial problems associated with certain European Union members. This action affected approximately $3.2 billion of term investments that matured between July and September 2011. The final term exposure with European counterparties matured September 15, 2011.

Treasury Bills, TLGP Investments, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and the TLGP investments, which are part of the FDIC program guaranteeing unsecured bank debt, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.1 billion and $2.3 billion as of September 30, 2011 and December 31, 2010, respectively.

Agency and GSE Mortgage-Backed Securities (MBS). The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank's total agency and GSE MBS portfolio increased $1.1 billion from December 31, 2010 to September 30, 2011 due to purchases of agency and GSE MBS in the first nine months of 2011.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank's private label MBS portfolio decreased $959.9 million from December 31, 2010 to September 30, 2011. This decline was due to repayments and total OTTI losses (including both credit and noncredit losses) as well as the sale of one AFS security with a par value of $162.7 million in April 2011.

Although the Bank discontinued the purchase of private label MBS in late 2007, approximately 37% of the Bank's current MBS portfolio was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

The prospectuses and offering memoranda for the private label MBS in the Bank's portfolio contain representations and warranties that the mortgage loans in the collateral pools were underwritten to certain standards. Based on the performance of the mortgages in some of the collateral pools, among other information, it appears that the failure to adhere to the stated underwriting standards was so routine that the underwriting standards were all but completely abandoned. The issuers, underwriters and rating agencies all failed to disclose that the underwriting standards that were represented in the offering documents were routinely not followed or had been abandoned altogether. This failure resulted in the Bank owning certain private label MBS on which it has recognized losses as more fully explained in the discussion on OTTI later on in this Risk Management section. The Bank has filed lawsuits against certain issuers, underwriters and rating agencies as more fully discussed in Part II, Item 1. Legal Proceedings in this Form 10-Q.

Participants in the mortgage market often characterize single family loans based upon their overall credit quality at the time of origination, generally considering them to be Prime, Alt-A or subprime. There is no universally accepted definition of these segments or classifications. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than Prime loans. Further, many mortgage participants classify single family loans with credit characteristics that range between Prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with low or no documentation compared to a full documentation mortgage loan. Industry participants often use this classification principally to describe loans for which the underwriting process is less rigorous to reduce the documentation requirements of the borrower.

The following table presents the par value of the private label MBS portfolio by various categories of underlying collateral and by interest rate payment terms. Unless otherwise noted, the private label MBS exposures below, and throughout this report, reflect the most conservative classification provided by the credit rating agencies at the time of issuance.

Characteristics of Private Label MBS by Type of Collateral

	September 30, 2011			December 31, 2010
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$605.2	$1,806.5	$2,411.7	$860.5	$2,364.3	$3,224.8
Alt-A	699.4	857.2	1,556.6	792.4	992.3	1,784.7
Subprime	—	7.6	7.6	—	8.3	8.3
Total	1,304.6	2,671.3	3,975.9	1,652.9	3,364.9	5,017.8
HELOC:
Alt-A	—	44.2	44.2	—	51.8	51.8
Total	—	44.2	44.2	—	51.8	51.8
Total private label MBS	$1,304.6	$2,715.5	$4,020.1	$1,652.9	$3,416.7	$5,069.6

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

Private Label MBS Collateral Statistics. The following tables provide various detailed collateral performance and credit enhancement information for the Bank's private label MBS portfolio by collateral type as of September 30, 2011. The Bank has purchased no private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$15.3	$185.5	$200.8
AA	—	—	—	42.0	42.0
A	—	—	—	178.6	178.6
BBB	—	84.6	9.6	301.1	395.3
Below investment grade:
BB	—	14.0	152.5	147.8	314.3
B	65.3	149.0	102.8	92.2	409.3
CCC	78.2	—	93.5	—	171.7
CC	330.2	243.3	69.9	—	643.4
C	56.3	—	—	—	56.3
Total	$530.0	$490.9	$443.6	$947.2	$2,411.7
Amortized cost	$456.3	$463.4	$430.9	$939.6	$2,290.2
Gross unrealized losses	(16.0)	(19.1)	(29.7)	(49.8)	(114.6)
Fair value	444.6	445.7	401.6	892.9	2,184.8
OTTI :
Credit-related OTTI charges taken	$(3.2)	$(5.7)	$(2.9)	$(0.2)	$(12.0)
Noncredit-related OTTI charges taken	3.2	4.2	1.9	(0.5)	8.8
Total YTD 2011 OTTI charges taken	$—	$(1.5)	$(1.0)	$(0.7)	$(3.2)
Weighted average fair value/par	83.9	90.8	90.5	94.2	90.6
Original weighted average credit support	6.6	7.3	4.1	4.9	5.6
Weighted-average credit support - current	3.5	5.9	5.8	10.3	7.1
Weighted average collateral delinquency(1)	15.8	12.6	11.2	7.7	11.1

	Private Label MBS by Vintage - Alt-A
(dollars in millions)	2007	2006	2005	2004 and Earlier	Total
Par by lowest external long- term rating:
AAA	$—	$17.7	$—	$36.2	$53.9
AA	—	—	—	51.8	51.8
A	—	—	14.3	5.2	19.5
BBB	—	—	—	211.3	211.3
Below investment grade:
BB	—	—	—	7.4	7.4
B	—	—	135.3	46.9	182.2
CCC	—	134.1	35.3	—	169.4
CC	—	96.7	11.9	—	108.6
C	178.9	282.3	57.2	—	518.4
D	121.7	112.4	—	—	234.1
Total	$300.6	$643.2	$254.0	$358.8	$1,556.6
Amortized cost	$228.5	$525.4	$241.6	$358.2	$1,353.7
Gross unrealized losses	(37.5)	(55.5)	(26.3)	(13.3)	(132.6)
Fair value	191.0	469.9	215.3	346.4	1,222.6
OTTI:
Credit-related OTTI charges taken	$(5.0)	$(16.7)	$(2.3)	$(0.6)	$(24.6)
Noncredit-related OTTI charges taken	5.0	16.7	2.3	0.6	24.6
Total YTD 2011 OTTI charges taken	$—	$—	$—	$—	$—
Weighted average fair value/par	63.5	73.1	84.8	96.5	78.5
Original weighted average credit support	13.5	9.9	5.8	5.3	8.9
Weighted-average credit Support - current	3.8	3.3	7.5	12.3	6.1
Weighted average collateral delinquency(1)	32.6	23.4	14.4	7.0	19.9
Notes:
(1) Delinquency information is presented at the cross-collateralization level.

The Bank's subprime and HELOC private label MBS balances are immaterial to the overall portfolio. Accordingly, the related collateral statistics for these MBS are not presented.

Prices on private label MBS that include bankruptcy carve-out language could be affected by legislation that impacts the underlying collateral including any mortgage loan modification programs. For further information, see Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K.

Private Label MBS Issuers and Servicers. The following tables provide information regarding the issuers and master servicers of the Bank's private label MBS portfolio that exceeded 5% of the total as of September 30, 2011. Management actively monitors the credit quality of the portfolio's master servicers. For further information on the Bank's MBS master servicer risks, see additional discussion in the Item 1A. Risk Factors entitled “The Bank's financial condition or results of operations may be adversely affected if MBS servicers fail to perform their obligations to service mortgage loans as collateral for MBS.” in the Bank's 2010 Form 10-K.

Original Issuers (in millions)	Total Carrying Value	Total Fair Value
Lehman Brothers Holdings Inc.(1)	$785.4	$768.2
J.P. Morgan Chase & Co.	751.0	738.1
Wells Fargo & Co.	450.4	434.7
Countrywide Financial Corp.(2)	392.8	386.3
Citigroup Inc.	282.4	265.9
Other	885.8	850.0
Total	$3,547.8	$3,443.2

Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$1,317.1	$1,268.7
Aurora Loan Services Inc.	785.4	768.2
Bank of America Corp	454.3	442.6
Citimortgage Inc.	282.4	265.8
US Bank	249.2	249.2
Other	459.4	448.7
Total	$3,547.8	$3,443.2
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

Private Label MBS in Unrealized Loss Positions. The following table provides information on the portion of the private label MBS portfolio in an unrealized loss position at September 30, 2011 and October 31, 2011.

Private Label MBS in Unrealized Loss Positions

	September 30, 2011					October 31, 2011(1)
(dollars in millions)	Par	Amort Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate %(2)	% AAA	% AAA	% All Other Inv Grade(3)	% Total Inv Grade	% Below Inv Grade	Current % Watchlist
Residential MBS backed by:
Prime loans:
First lien	$1,898.1	$1,800.7	$(114.6)	12.6	2.7	0.6%	23.3%	23.9%	76.1%	—%
Alt-A and other:
Alt-A other	1,403.7	1,208.9	(132.6)	21.0	2.6	2.6%	12.8%	15.4%	84.6%	—%
Subprime loans:
First lien	7.6	6.8	(1.2)	31.4	—	—%	65.4%	65.4%	34.6%	—%
HELOC backed by:
Alt-A and other:
Alt-A other	40.4	36.0	(8.0)	8.0	—	—%	46.8%	46.8%	53.2%	65.9%
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

There are seven insured investment securities backed by HELOC mortgage loans as of September 30, 2011. The credit rating of each of the MBS is closely related to the credit rating of the applicable bond insurer and most of these securities did not have stand-alone credit ratings and carry limited or no additional credit enhancement (CE). The Bank analyzes the creditworthiness of the bond insurer and typically assigns to the individual security the higher of the bond insurer's rating or the stand-alone investment rating, if available.

	September 30, 2011	December 31, 2010
(in millions)	Private Label MBS	Private Label MBS	State and Local Agency Obligations
AMBAC Assurance Corporation (AMBAC)	$11.7	$14.3	$—
Financial Guaranty Insurance Co. (FGIC)	2.7	3.1	—
Assured Guaranty Municipal Corp (AGMC)	16.3	19.5	—
MBIA Insurance Corporation (MBIA)	13.5	14.9	—
National Public Finance Guarantee Corp. (NPFG)	—	—	72.2	(1)
Total	$44.2	$51.8	$72.2
Note:
(1) Security matured April 15, 2011; there were no State and Local Agency Obligations insured by monoline insurers at September 30, 2011.

The following table presents the credit rating of the Bank's monoline insurers as of September 30, 2011. Fitch no longer rates these monoline insurers. In addition, neither AMBAC nor FGIC are rated by Fitch, Moody's or S&P.

	Moody's		S&P
	Ratings	Outlook	Ratings	Outlook
AGMC	Aa3	Negative	AA+	-
MBIA	B3	Negative	B	Negative

In addition, at September 30, 2011, the Bank had three Prime reperforming MBS, the underlying mortgage loans of which are government-guaranteed, which generally provides for the substantial repayment of principal. These three securities had a total par balance of $29.1 million and a total fair value of $24.2 million at September 30, 2011 and all three securities were rated “below investment grade” at September 30, 2011.

Other-Than-Temporary Impairment. During the nine months ended September 30, 2011 and 2010, the Bank recognized $37.5 million and $145.3 million of credit-related OTTI charges in earnings (the credit loss) related to private label MBS after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities).

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

In performing the cash flow analysis on the majority of the Bank's private label MBS, the Bank used two third party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the majority of the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of ten thousand or more people. The OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from 0% to 8% over the 9-month period beginning July 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 2.8% in the first year, 0% to 3% in the second year, 1.5% to 4% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year. The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described above.

A table of the significant assumptions (including default rates, prepayment rates and loss severities) used on those securities that incurred a credit loss during the three months ended September 30, 2011 is included in Note 5 to the unaudited financial statements included in this Form 10-Q. The classification is initially determined by the original classification of the bond. However, the cash flow model will override (i.e., lower) this classification if certain criteria are met, which will result in higher losses recorded. In addition, following is a table of significant assumptions used on all of the Bank's private label MBS, whether OTTI was recorded or not.

	Significant Inputs for Residential MBS
	Prepayment Rates		Default Rates			Loss Severities		Current Credit Enhancement
Year of securitization	Weighted Avg %	Range %	Weighted Avg %	Range %		Weighted Avg %	Range %	Weighted Avg %	Range %
Prime:
2007	8.3	6.0-9.9	32.0	10.9-58.9		47.1	39.1-49.7	3.5	1.5-6.1
2006	8.6	5.5-10.8	17.3	2.4-32.5		45.1	29.2-52.2	6.2	2.3-10.6
2005	7.7	5.1-10.9	10.4	0.9-34.5		36.3	19.2-55.8	6.7	0.0-11.9
2004 and prior	11.8	5.8-42.0	6.7	0.0-23.2		27.4	0.0-50.1	8.5	4.2-27.2
Total Prime	9.3	5.1-42.0	15.8	0.0-58.9		38.0	0.0-55.8	6.4	0.0-27.2
Alt-A:
2007	7.4	6.6-8.5	51.2	44.1-55.1		50.3	45.9-55.3	3.8	0.9-6.3
2006	8.1	5.9-13.0	42.0	2.0-62.6		48.1	17.7-56.7	3.0	0.0-12.6
2005	8.9	7.5-14.0	24.8	12.1-37.3		41.6	24.6-50.3	5.2	0.9-15.0
2004 and prior	10.5	6.9-13.0	10.8	1.0-52.4		28.9	17.7-41.2	13.7	5.8-26.6
Total Alt-A	8.9	5.9-14.0	31.4	1.0-62.6	62.6	41.2	17.7-56.7	7.1	0.0-26.6
Subprime:
2004 and prior	12.4	11.6-12.9	42.7	36.8-45.8		84.5	69.9-92.2	41.8	12.8-57.2
Total Residential MBS	9.1	5.1-42.0	22.3	0.0-62.6		39.4	0.0-92.2	6.8	0.0-57.2

	Significant Inputs for HELOCs
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2006	14.6	14.6	6.3	6.3	100.0	100.0	—	—
2005	10.6	10.6	0.4	0.4	100.0	100.0	49.0	49.0
2004 and prior	10.5	8.8-13.6	4.0	0.9-8.2	100.0	100.0	2.7	0.0-6.1
Total HELOCs (Alt-A)	12.0	8.8-14.6	4.6	0.4-8.2	100.0	100.0	4.4	0.0-49.0

The Bank recognized the $37.5 million of credit losses during 2011 as follows: $20.5 million during the first quarter, $10.8 million during the second quarter and $6.2 million during the third quarter. The OTTI analysis is based on the Bank's assumptions of the then-current and forecasted economic trends.

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

The second quarter OTTI analysis included assumptions that did not change significantly from the first quarter. The second quarter OTTI analysis reflects an extension of the time until the trough forecast is reached and housing price levels that are on average 1.4% lower than the first quarter OTTI analysis.

The third quarter OTTI analysis included the use of an updated version of one of the models used in the OTTI process. This version incorporates a more recent data set into the model's Alt-A transition factors as well as other updates. In addition, the third quarter OTTI analysis reflects a current to trough housing price forecast that is on average 2.2% lower than the second quarter OTTI analysis. This change is due to a housing market which continues to show vulnerability coupled with a slowdown of the economic recovery and an outlook that is more negative.

The $37.5 million credit loss incurred by the Bank was concentrated in its 2006 and 2007 vintage bonds (Prime and Alt-A). These vintage bonds represent 82% of the credit loss, of which 24% related to Prime and 58% to Alt-A. These bonds were impacted by the changes to input assumptions referred to above; in addition, certain bonds experienced performance deterioration in the form of higher delinquencies and/or a reduction in the level of CE.

Based on the Bank's OTTI evaluation, the Bank determined that 51 of its private label MBS were OTTI at September 30, 2011 (i.e., they are projected to incur a credit loss during their life), including 4 new private label MBS deemed to be OTTI during 2011. The Bank has recognized $311.4 million of credit losses on these securities life-to-date. The life-to-date credit loss excludes actual principal writedowns realized, which are recorded as a reduction to credit loss and par. During 2011, the Bank has recognized $12.1 million of actual principal writedowns and $17.2 million life-to-date. The life-to-date credit loss also excludes $106.0 million of credit losses related to securities that the Bank has sold. Related to these sales, the Bank recognized a gain of $7.3 million during 2011 and $15.6 million life-to-date.

By comparison, at September 30, 2010, the Bank had determined that 48 of its private label MBS were OTTI, including 7 new private label MBS deemed to be OTTI during the nine months ended September 30, 2010. The Bank recognized $307.1 million of credit losses on these securities life-to-date as of September 30, 2010. During the third quarter 2010, the Bank realized $2.5 million of actual principal writedowns on two private label MBS.

The following tables present the amount of credit-related and noncredit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities, for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$—	$—	$—
Securities previously impaired prior to current period	$(6.2)	$6.1	$(0.1)	$(7.0)	$7.0	$—
Total	$(6.2)	$6.1	$(0.1)	$(7.0)	$7.0	$—

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$(0.7)	$(2.5)	$(3.2)	$(2.9)	$(19.4)	$(22.3)
Securities previously impaired prior to current period	$(36.8)	$36.8	$—	$(142.4)	$142.1	$(0.3)
Total	$(37.5)	$34.3	$(3.2)	$(145.3)	$122.7	$(22.6)

Each quarter the Bank updates its estimated cash flow projections and determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank's investment and is recognized over the life of the investment. The Bank recognized an increase in yield on certain private label MBS which resulted in $7.2 million and $2.4 million of interest income for the nine months ended September 30, 2011 and 2010, respectively.

Beginning in 2009, the Bank transferred private label MBS from HTM to AFS when an OTTI credit loss had been recorded on the security. Transferring securities at the time of an OTTI credit loss event is considered a deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell OTTI securities if market conditions are right. During the first nine months of 2011 and 2010, the Bank transferred private label MBS with a fair value of $90.9 million and $319.2 million, respectively, as of the date of the transfer.

In its ongoing review, management will continue to evaluate all impaired securities, including those on which charges for OTTI have been recorded. Material credit losses have occurred during 2011 and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral as well as the Bank's future modeling assumptions. Assumption changes in future periods could materially impact the amount of OTTI credit-related losses which could be recorded. Additionally, if the performance of the underlying loan collateral deteriorates, the Bank could experience further credit losses on the portfolio. At the present time, the Bank cannot estimate the future amount of any additional credit losses.

As discussed above, the projection of cash flows expected to be collected on private label MBS involves significant judgment with respect to key modeling assumptions. Therefore, on all private label MBS, including HELOC investments, the Bank performed a cash flow analysis under one additional scenario that represented meaningful, plausible and more adverse external assumptions. This more adverse scenario showed a larger home price decline and a slower rate of housing price recovery. Specifically, the current-to-trough forecast showed a decline of 5 percentage points more than the base case, and housing price recovery rates that are 33% lower than in the base case.

As shown in the table below, based on the estimated cash flows of the Bank's private label MBS under the adverse case scenario, the Bank's third quarter 2011 credit losses would have increased $45.2 million. The increase in the credit loss under the adverse case scenario is the result of the credit loss increasing on securities currently identified as OTTI at September 30, 2011. Under the stress scenario, the Bank may recognize a credit loss in excess of the maximum credit loss, the difference between the security's amortized cost basis and fair value, because the Bank believes fair value would decrease in the adverse scenario. The impact of additional securities not currently identified as OTTI was not significant. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The adverse case housing price forecast is not management's best estimate forecast and should not be used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

Housing Price Scenarios
OTTI Credit Losses - Base vs. Stress Scenario
For the Three Months Ended September 30, 2011

	Base Case			Adverse Case
($ in millions)	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss
Prime	9	$442.9	$(1.8)	22	$1,055.1	$(18.9)
Alt-A	5	298.7	(4.2)	18	987.8	(29.7)
Subprime	—	—	—	1	18.6	—
HELOCs	4	19.8	(0.2)	5	25.2	(2.8)
Total	18	$761.4	$(6.2)	46	$2,086.7	$(51.4)

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating, although the CE is not actually rated. The Bank had net mortgage loan balances of $4.0 billion and $4.5 billion at September 30, 2011 and December 31, 2010, respectively, after allowance for credit losses of $11.5 million and $3.2 million, respectively. The increase in the allowance for credit losses related to the mortgage loan portfolio was driven by several factors, including updated default and loss assumptions, a more detailed analysis at the Master Commitment level and higher delinquencies.

Mortgage Insurers. The Bank's MPF Program currently has credit exposure to nine mortgage insurance companies to provide both primary mortgage insurance and supplemental mortgage insurance under the Bank's various products. The Bank closely monitors the financial condition of these mortgage insurers. If a primary mortgage insurance provider is downgraded, the Bank can request the servicer to obtain replacement primary mortgage insurance coverage with a different provider. However, it is possible that replacement coverage may be unavailable or result in additional cost to the Bank. Primary mortgage insurance for MPF Program loans must be issued by an mortgage insurance company on the approved mortgage insurance company list whenever primary mortgage insurance coverage is required. However, no mortgage insurance company on the approved mortgage insurance company list currently has a AA- or better claims-paying ability rating from any nationally recognized statistical rating organization. The current criteria for mortgage insurance companies to remain on the approved mortgage insurance company list is acceptability for use in modeling software licensed from a nationally recognized statistical rating organization.

None of the Bank's mortgage insurers currently maintain a rating of A+ or better by at least one NRSRO. As required by the MPF Program, for ongoing primary mortgage insurance, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement.

The MPF Plus product requires supplemental mortgage insurance under the MPF Program but the Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the supplemental mortgage insurance company is rated below AA-. Because no mortgage insurer that underwrites supplemental mortgage insurance is rated AA or better, this requirement has been waived by the Finance Agency until the regulation is amended, provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of September 30, 2011, $78.2 million of supplemental mortgage insurance exposure had been secured by two PFIs.

The following tables present unpaid principal balance and maximum insurance coverage outstanding for seriously delinquent loans with greater than 10% of primary mortgage insurance as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Rating	Outlook
(in millions)	S&P/Fitch/Moody's	S&P/Fitch/Moody's	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Company (RMIC)	B+ /- /B1	—	$6.3	$2.4
Mortgage Guaranty Insurance Corp. (MGIC)	B+ /- /Ba3	Neg / - / Pos	5.1	2.1
PMI Mortgage Insurance Co.	R / - / Caa1	—	4.7	1.7
United Guaranty Residential Insurance Co. (UGRIC)	BBB /- / Baa1	Stable / - / Stable	2.5	0.9
Other insurance providers			4.0	1.6
Total			$22.6	$8.7

	December 31, 2010
	Rating	Outlook
(in millions)	S&P/Fitch/Moody's	S&P/Fitch/Moody's	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Company (RMIC)	BBB-/BBB-/Ba1	Neg/Neg/Neg	$5.4	$2.0
PMI Mortgage Insurance Co.	B+/-/B2	-/-/-	5.4	1.9
Mortgage Guaranty Insurance Corp. (MGIC)	B+/-/Ba3	Neg/-/Pos	4.7	1.8
United Guaranty Residential Insurance Co. (UGRIC)	BBB/-/A3	Stable/-/Neg	2.5	1.0
Other insurance providers			3.6	1.4
Total			$21.6	$8.1
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

On October 20, 2011, the Arizona Department of Insurance took possession and control of PMI Mortgage Insurance Co. Beginning October 24, 2011, PMI Mortgage Insurance Co. will be paying out only 50% of their claim amounts. The Bank is currently evaluating the impact of this action on the portion of its portfolio insured by PMI Mortgage Insurance Co. and expects that this will likely result in an increase to the allowance for credit losses on mortgage loans in future periods. Additionally, as of October 31, 2011, PMI Mortgage Insurance Co. was downgraded by Moody's to Caa3 with a negative outlook and RMIC was downgraded by S&P to CC with a negative outlook. On November 1, 2011, MGIC was downgraded by Moody's to Ba3.

In addition to the coverage noted above, the Bank's mortgage loan portfolio is also protected against credit losses through CEs on these mortgages. Discussion regarding CEs are available in the Risk Management discussion in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K.

Banking On Business (BOB) Loans. The Bank offers the BOB loan program, which is targeted to small businesses in the Bank's district. The program's objective is to assist in the growth and development of small businesses, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development. However, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans. If the business is unable to repay the loan, it may be forgiven at the member's request, subject to the Bank's approval. Prior to January 1, 2011, the entire BOB program was classified as a nonaccrual loan portfolio due to the fact that the Bank had doubt about the ultimate collection of the contractual principal and interest of the loans. Therefore, in prior years, interest income was not accrued on these loans; income was recognized on a cash basis after the completion of repayment of the principal balance of the loan. Beginning January 1, 2011, based on the BOB loan program now having an adequate level of payment history, the Bank's analysis indicates that accrual status for performing BOB loans is now appropriate. The allowance for credit losses on BOB loans decreased $3.0 million from year-end 2010, driven by the change in estimate that occurred during the first quarter of 2011. The Bank updated the probability of default from national statistics for speculative grade debt to the actual performance of the BOB program and eliminated the adjustment to probability of default for changes in gross domestic product.

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

In the table below, the Total Notional reflects outstanding positions with all counterparties while the credit exposure reflects only those counterparties to which the Bank has net credit exposure at September 30, 2011 and December 31, 2010. In addition, the Credit Exposure Net of Cash Collateral represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank after adjusting for all cash collateral, and the Net Credit Exposure represents maximum credit exposure less the protection afforded by any other contractually required collateral held by the Bank.

	September 30, 2011
(in millions) Credit Rating(1)	Total Notional	Credit Exposure Net of Cash Collateral	Net Credit Exposure
AA	$10,654.1	$28.7	$28.7
A	19,387.0	5.8	5.8
Subtotal	30,041.1	34.5	34.5
Member institutions (2)	25.7	0.3	0.3
Total	$30,066.8	$34.8	$34.8

	December 31, 2010
(in millions) Credit Rating(1)	Total Notional	Credit Exposure Net of Cash Collateral	Net Credit Exposure
AA	$9,046.4	$20.4	$20.4
A	18,358.5	2.3	2.3
Subtotal	27,404.9	22.7	22.7
Member institutions (2)	21.8	0.1	0.1
Total	$27,426.7	$22.8	$22.8
Note:
(1) Credit ratings reflect the lowest rating from the credit rating agencies. These tables do not reflect changes in any rating, outlook or watch status after September 30, 2011 and December 31, 2010. The Bank measures credit exposure through a process which includes internal credit review and various external factors.
(2) Member institutions include mortgage delivery commitments and derivatives with members where the Bank is acting as an intermediary. Collateral held with respect to derivatives with member institutions represents the minimum amount of eligible collateral physically held by or on behalf of the Bank or eligible collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The following tables summarize the Bank's derivative counterparties which represent more than 10% of the Bank's total notional amount outstanding and net credit exposure as of September 30, 2011 and December 31, 2010.

	September 30, 2011			December 31, 2010
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$4,519.3	15.0%	A	$3,701.7	13.5%
JP Morgan Chase Bank, NA	AA	4,302.1	14.3	AA	4,078.7	14.9
Credit Suisse International	A	3,686.0	12.3	A	4,193.3	15.3
Barclays Bank PLC	n/a	—	—	AA	2,955.7	10.8
All others		17,559.4	58.4		12,497.3	45.5
Total		$30,066.8	100.0%		$27,426.7	100.0%

	September 30, 2011			December 31, 2010
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Total Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Total Net Credit Exposure
Royal Bank of Canada	AA	$14.4	41.4%	AA	$13.3	58.5%
BNP Paribas	AA	7.7	22.2	AA	2.7	12.0
HSBC Bank USA, NA	AA	6.4	18.4	AA	4.3	18.7
UBS AG	A	5.7	16.4	n/a	—	—
All others		0.6	1.6		2.5	10.8
Total		$34.8	100.0%		$22.8	100.0%

Note:
n/a - rating is not applicable for periods presented as the Bank had no related notional amount outstanding and/or net credit exposure with the applicable counterparty.

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

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on its ability to issue large amounts of various debt structures, referred to as consolidated obligations, at attractive rates. Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations enjoy GSE status; however, they are not obligations of the United States, and the United States does not guarantee them. At September 30, 2011, consolidated obligation bonds and discount notes were rated Aaa/P-1 by Moody's Investor Service, Inc. and AA+/A-1+ by Standard & Poor's. These ratings measure the likelihood of timely payment of principal and interest. See the Executive Summary discussion in this Item 2. Management's Discussion and Analysis in this Form 10-Q for details regarding these actions. At September 30, 2011, the Bank's consolidated obligation bonds outstanding were $33.6 billion compared to $34.1 billion as of December 31, 2010. The Bank also issues discount notes to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at September 30, 2011 decreased to $7.5 billion compared to $13.1 billion at December 31, 2010 as short-term advance volume declined and the Bank reduced the size of the term money market portfolio.

The Bank's investments also represent a key source of liquidity. Total investments available for liquidation may include trading securities, AFS securities, Federal funds sold, certificates of deposit and securities purchased under agreements to resell. Trading securities and AFS securities are reported at fair value. These amounts were $9.1 billion at September 30, 2011, compared to $10.2 billion at December 31, 2010. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasuries, TLGP investments, NCUA bonds, U.S. agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. The Bank may utilize repurchase transactions as a contingent source of liquidity. In addition, U.S. Treasuries may be used as collateral for derivative counterparty obligations in lieu of cash.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the five business day contingency liquidity requirement discussed below. The requirements are designed to enhance the Bank's protection against temporary disruptions in access to the debt markets. Longer term contingency liquidity is discussed in the contingency liquidity section below.

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

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions, operational disruptions at other FHLBanks or the OF, or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a Liquidity & Funds Management Policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; (4) ceasing to purchase mortgage loans; and (5) if necessary, allowing advances to mature without renewal. The Bank's GSE status and the FHLB System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically afforded the Bank excellent capital market access. The Bank was in compliance with this requirement at September 30, 2011.

Additionally, consistent with regulatory requirements, the Bank's Liquidity & Funds Management Policy has historically required the Bank to hold contingency liquidity sufficient to meet the Bank's estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank's liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank's ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank's access to the capital markets has never been interrupted to the extent the Bank's ability to meet its obligations was compromised, including in the period in 2008 following the Lehman bankruptcy. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At September 30, 2011 and December 31, 2010, excess contingency liquidity was approximately $12.0 billion and $13.1 billion, respectively.

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

Item 1:  Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statement of Operations (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands, except per share amounts)	2011	2010	2011	2010
Interest income:
Advances	$59,553	$86,001	$184,529	$238,637
Prepayment fees on advances, net	1,569	443	2,571	2,163
Interest-bearing deposits	105	220	312	596
Securities purchased under agreements to resell	18	—	18	—
Federal funds sold	738	2,044	3,434	5,333
Trading securities	233	672	1,092	2,721
AFS securities	31,850	42,126	100,439	126,197
HTM securities	43,157	53,678	142,955	175,034
Mortgage loans held for portfolio	49,880	60,160	153,863	186,167
Total interest income	187,103	245,344	589,213	736,848
Interest expense:
Consolidated obligations - discount notes	1,661	5,943	10,225	13,577
Consolidated obligations - bonds	147,885	188,546	465,902	553,841
Deposits	96	265	346	677
Other borrowings	8	12	30	52
Total interest expense	149,650	194,766	476,503	568,147
Net interest income before provision (reversal) for credit losses	37,453	50,578	112,710	168,701
Provision (reversal) for credit losses	2,393	(1,324)	6,345	(2,721)
Net interest income after provision (reversal) for credit losses	35,060	51,902	106,365	171,422
Other noninterest income (losses):
Total OTTI losses (Note 5)	(104)	—	(3,223)	(22,598)
OTTI losses reclassified from AOCI (Note 5)	(6,069)	(7,060)	(34,306)	(122,766)
Net OTTI losses, credit portion (Note 5)	(6,173)	(7,060)	(37,529)	(145,364)
Net gains (losses) on trading securities (Note 2)	(550)	63	(412)	(659)
Net realized gains on sale of AFS securities (Note 3)	—	8,449	7,278	8,331
Net gains (losses) on derivatives and hedging activities (Note 9)	(5,285)	4,849	(5,178)	(7,722)
Service fees	599	621	1,796	1,893
Other, net	4,063	2,091	8,015	5,986
Total other noninterest income (loss)	(7,346)	9,013	(26,030)	(137,535)
Other expense:
Compensation and benefits expense	6,616	9,312	23,984	26,169
Other operating expense	5,493	5,135	16,028	16,407
Finance Agency expense	1,207	870	3,799	2,720
Office of Finance expense	774	529	2,244	1,808
Total other expense	14,090	15,846	46,055	47,104
Income (loss) before assessments	13,624	45,069	34,280	(13,217)
Affordable Housing Program	1,741	—	3,432	—
REFCORP	—	—	3,744	—
Total assessments	1,741	—	7,176	—
Net income (loss)	$11,883	$45,069	$27,104	$(13,217)
Earnings (loss) per share:
Weighted average shares outstanding (excludes mandatorily redeemable capital stock)	35,315	40,527	37,171	40,295
Basic and diluted earnings (loss) per share	$0.34	$1.11	$0.73	$(0.33)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	September 30, 2011	December 31, 2010
(in thousands, except par value)
ASSETS
Cash and due from banks	$195,695	$143,393
Interest-bearing deposits	13,291	10,094
Securities purchased under agreement to resell	500,000	—
Federal funds sold	2,030,000	3,330,000
Investment securities:
Trading securities (Note 2)	984,063	1,135,981
AFS securities, at fair value (Note 3)	3,342,143	2,217,793
HTM securities; fair value of $9,607,947 and $11,935,749, respectively (Note 4)	9,656,766	12,057,761
Total investment securities	13,982,972	15,411,535
Advances (Note 6)	25,838,638	29,708,439
Mortgage loans held for portfolio (Note 7), net of allowance for credit losses of $11,527 (Note 8) and $3,150, respectively	4,031,176	4,483,059
Banking on Business loans, net of allowance for credit losses of $2,705 (Note 8) and $5,753, respectively	14,594	14,154
Accrued interest receivable	137,072	153,458
Prepaid REFCORP assessment	—	37,565
Premises, software and equipment, net	16,831	19,300
Derivative assets (Note 9)	34,789	22,799
Other assets	33,666	52,931
Total assets	$46,828,724	$53,386,727

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited) (continued)

	September 30,	December 31,
(in thousands, except par value)	2011	2010
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$1,191,094	$1,128,264
Noninterest-bearing	31,560	38,736
Total deposits	1,222,654	1,167,000
Consolidated obligations, net: (Note 10)
Discount notes	7,465,882	13,082,116
Bonds	33,657,261	34,129,294
Total consolidated obligations, net	41,123,143	47,211,410
Mandatorily redeemable capital stock (Note 11)	48,077	34,215
Accrued interest payable	168,726	167,962
Affordable Housing Program payable	13,136	13,602
Derivative liabilities (Note 9)	462,249	607,911
Other liabilities	19,639	23,745
Total liabilities	43,057,624	49,225,845
Commitments and contingencies (Note 14)
Capital (Note 11)
Capital stock - putable ($100 par value) issued and outstanding shares: 34,837 and 39,869 shares	3,483,737	3,986,932
Retained earnings:
Unrestricted	422,018	397,291
Restricted	2,377	—
Total retained earnings	424,395	397,291
Accumulated other comprehensive income (loss) (AOCI):
Net unrealized gain (loss) on AFS securities	3,224	(962)
Net noncredit portion of OTTI losses on AFS securities	(140,416)	(222,533)
Net unrealized gain relating to hedging activities	288	270
Pension and post-retirement benefits	(128)	(116)
Total AOCI	(137,032)	(223,341)
Total capital	3,771,100	4,160,882
Total liabilities and capital	$46,828,724	$53,386,727
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2011	2010
OPERATING ACTIVITIES
Net income (loss)	$27,104	$(13,217)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,726	17,169
Change in net fair value adjustment on derivative and hedging activities	78,121	37,030
OTTI credit losses	37,529	145,364
Other adjustments	(1,680)	(11,056)
Net change in:
Trading securities	151,918	149,967
Accrued interest receivable	16,402	41,576
Other assets	4,281	742
Accrued interest payable	763	(93,261)
Other liabilities(1)	32,991	(9,171)
Total adjustments	324,051	278,360
Net cash provided by operating activities	$351,155	$265,143
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(3,197) and $(3,933) from other FHLBanks for mortgage loan program)	$(242,827)	$17,875
Securities purchased under agreement to resell	(500,000)	—
Federal funds sold	1,300,000	(810,000)
Premises, software and equipment	(1,055)	(2,642)
AFS securities:
Proceeds from long-term (includes $138,461 and $234,586 from sales of AFS securities)	599,572	659,808
Purchases of long-term	(1,576,013)	—
HTM securities:
Net change in short-term	1,350,000	50,000
Proceeds from long-term	1,788,517	1,480,731
Purchases of long-term	(814,687)	(2,270,107)
Advances:
Proceeds	56,866,598	75,396,537
Made	(52,883,955)	(65,528,106)
Mortgage loans held for portfolio:
Proceeds	632,520	691,286
Purchases	(192,675)	(275,137)
Net cash provided by investing activities	$6,325,995	$9,410,245

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited) (continued)

	Nine months Ended September 30,
(in thousands)	2011	2010
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$67,811	$(90,702)
Net payments for derivative contracts with financing element	(58,070)	(112,731)
Net proceeds from issuance of consolidated obligations:
Discount notes	74,493,539	47,116,663
Bonds (none from other FHLBanks)	14,398,186	12,492,850
Payments for maturing and retiring consolidated obligations:
Discount notes	(80,106,740)	(45,076,061)
Bonds (none from other FHLBanks)	(14,930,241)	(25,419,133)
Proceeds from issuance of capital stock	55,450	160,362
Payments for repurchase/redemption of mandatorily redeemable capital stock	(5,959)	(3,899)
Payments for repurchase/redemption of capital stock	(538,824)	—
Net cash (used in) financing activities	$(6,624,848)	$(10,932,651)
Net increase (decrease) in cash and cash equivalents	$52,302	$(1,257,263)
Cash and due from banks at beginning of the period	143,393	1,418,743
Cash and due from banks at end of the period	$195,695	$161,480
Supplemental disclosures:
Interest paid during the period	$508,974	$667,978
REFCORP payments (receipts), net	(33,821)	—
AHP payments, net	3,898	9,403
Transfers of mortgage loans to real estate owned	12,638	16,918
Non-cash transfer of OTTI HTM securities to AFS	90,925	319,194
Note:
(1)Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh Statement of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2009	40,181	$4,018,065	$388,988	$—	$388,988	$(693,940)	$3,713,113
Proceeds from sale of capital stock	1,604	160,362	—	—	—	—	160,362
Net shares reclassified to mandatorily redeemable capital stock	(317)	(31,658)	—	—	—	—	(31,658)
Comprehensive income:
Net income (loss)	—	—	(13,217)	—	(13,217)	—	(13,217)
Other comprehensive income:
Net unrealized gains (losses) on AFS securities:
Unrealized gains	—	—	—	—	—	934	934
Net noncredit portion of OTTI losses on AFS securities:
Noncredit portion and net change in fair value including losses transferred from HTM securities	—	—	—	—	—	290,451	290,451
Unrealized gains (losses)						9,567	9,567
Reclassification of (losses) included in net income	—	—	—	—	—	(8,331)	(8,331)
Reclassification of noncredit portion included in net income	—	—	—	—	—	142,380	142,380
Net noncredit portion of OTTI losses on HTM securities:			—	—
Net noncredit portion	—	—	—	—	—	(19,614)	(19,614)
Reclassification of noncredit portion of OTTI losses from HTM to AFS securities	—	—	—	—	—	19,614	19,614
Reclassification adjustment for losses included in net income relating to hedging activities	—	—	—	—	—	(1)	(1)
Pension and post-retirement benefits	—	—	—	—	—	41	41
Total comprehensive income	—	—	(13,217)	—	(13,217)	435,041	421,824
September 30, 2010	41,468	$4,146,769	$375,771	$—	$375,771	$(258,899)	$4,263,641

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI		Total Capital
December 31, 2010	39,869	$3,986,932	$397,291	$—	$397,291	$(223,341)	—	$4,160,882
Proceeds from sale of capital stock	554	55,450		—		—		55,450
Repurchase/redemption of capital stock	(5,388)	(538,824)	—	—	—	—		(538,824)
Net shares reclassified to mandatorily redeemable capital stock	(198)	(19,821)	—	—	—	—		(19,821)
Comprehensive income:
Net income	—	—	24,727	2,377	27,104	—		27,104
Other comprehensive income :
Net unrealized gains (losses) on AFS securities:
Unrealized gains	—	—	—	—	—	4,186		4,186
Net noncredit portion of OTTI losses on AFS securities:
Noncredit portion and net change in fair value including losses transferred from HTM securities	—	—	—	—	—	44,860		44,860
Unrealized gains (losses)						7,446		7,446
Reclassification of losses included in net income	—	—	—	—	—	(7,278)		(7,278)
Reclassification of noncredit portion included in net income	—	—	—	—	—	37,089		37,089
Net noncredit portion of OTTI losses on HTM securities:
Net noncredit portion	—	—	—	—	—	(2,697)		(2,697)
Reclassification of noncredit portion of OTTI losses from HTM to AFS securities	—	—	—	—	—	2,697		2,697
Reclassification adjustment for gains included in net income relating to hedging activities	—	—	—	—	—	18		18
Pension and post-retirement benefits	—	—	—	—	—	(12)		(12)
Total comprehensive income	—	—	24,727	2,377	27,104	86,309		113,413
September 30, 2011	34,837	$3,483,737	$422,018	$2,377	$424,395	$(137,032)		$3,771,100

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements (unaudited)

Background Information

The Bank, a federally chartered corporation, is one of 12 district FHLBanks. The FHLBanks serve the public by increasing the availability of credit for residential mortgages and community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. Community Development Financial Institutions (CDFIs) which meet certain standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required to hold capital stock.

All members must purchase stock in the Bank. The amount of capital stock members own is based on outstanding advances, letters of credit, acquired member asset balances delivered and the Membership Asset Value calculation. See discussion regarding details of these factors in the Capital Resources section in Item 7. Management's Discussion and Analysis in the Bank's 2010 Form 10-K. In addition, the current Capital Plan was filed as Exhibit 4.1.1 to the Second Quarter 2010 Form 10-Q filed on August 9, 2010. The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 11 for additional information.

The mission of the Finance Agency is to provide effective supervision, regulation and housing mission oversight of the FHLBanks, as well as Fannie Mae and Freddie Mac, to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. Each FHLBank operates as a separate entity with its own management, employees and board of directors. The Bank does not consolidate any off-balance sheet special-purpose entities or other conduits.

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

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. During July 2010, the FASB issued new disclosure requirements to provide greater transparency about the allowance for credit losses and credit quality of financing receivables in response to the credit crisis. Beginning in the third quarter of 2011, the amended guidance requires the Bank to disclose additional information to better understand the nature and extent of troubled debt restructurings (TDR). The Bank's adoption of the troubled debt restructuring disclosures resulted in increased financial statement disclosures, but did not affect the Bank's Statement of Operations and Statement of Condition.

A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring (TDR). During April 2011, the FASB issued guidance requiring the evaluation of modifications and restructurings as TDRs based on a more principles-based approach. In addition, the new literature provides additional guidance to identify concessions, debtors experiencing financial difficulty, and insignificant delays in cash flows. The guidance also eliminates the evaluation of effective rates to identify TDRs The guidance does not impact the accounting for TDRs. The Bank adopted the guidance effective July 1, 2011, which required the Bank to evaluate all modifications and restructurings entered into since January 1, 2011. The Bank's adoption of the guidance did not have a material impact on its Statement of Operations and Statement of Condition.

Reconsideration of Effective Control for Repurchase Agreements. During April 2011, the FASB issued guidance to improve the identification of repurchase transactions as sales or secured borrowings by modifying the requirements to assess effective control. The FASB removed the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the same terms and removed the requirement of the transferor to possess adequate collateral to fund the cost of purchasing replacement financial assets. The guidance will be effective for the Bank beginning January 1, 2012 and will be applied prospectively. Currently, the Bank's adoption of this guidance is expected to have no material impact on its Statement of Operations and Statement of Condition.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. During May 2011, the FASB issued guidance to substantially converge the definition of fair value and related disclosure requirements, but not when fair value accounting is applied. The guidance includes additional disclosure requirements around Level 3 inputs and an increased requirement to report all instruments measured or disclosed at fair value within the fair value hierarchy. The guidance will be effective for the Bank beginning January 1, 2012 and will be applied prospectively. The Bank's adoption of this guidance will have no material impact on the Bank's Statement of Operations and Statement of Condition, but will result in additional disclosure in the Notes to Financial Statements.

Presentation of Comprehensive Income. During June 2011, the FASB issued guidance to increase the prominence of items reported in comprehensive income as part of the convergence project. The guidance requires non-owner changes in equity to be reported in either a single continuous statement of comprehensive income, or in two consecutive statements that separately present total net income and total comprehensive income. It also requires the Bank to present on the face of the financial statements amounts reclassified from other comprehensive income to net income. It does not change the accounting for other comprehensive income or the calculation of earnings per share. The guidance will be effective for the Bank for first quarter 2012 and will be applied retrospectively.

Multi-employer Pension Plan Disclosures. During September 2011, the FASB issued new disclosure requirements for multi-employer pension plans. The guidance requires additional information about an entity's financial obligations to its multi-employer pension plan. This will require additional disclosures regarding pension commitments and the financial health of the plan. Specifically, the amended guidance will require the Bank to disclose the most recent certified funded status of the plan. The amended guidance does not change the accounting for multi-employer pension plans. The additional disclosures will be effective with the Bank’s December 31, 2011 financial statements.

Notes to Financial Statements (unaudited) (continued)

Allowance for Credit Losses. In first quarter 2011, the Bank revised the estimates used to determine the allowance for credit losses on both BOB loans and mortgage loans purchased by the Bank. See Note 8 for details regarding these new estimates.

Note 2 – Trading Securities

The following table presents trading securities as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
(in thousands)
TLGP investments	$250,057	$250,094
U.S. Treasury bills	729,918	879,861
Mutual funds offsetting deferred compensation	4,088	6,026
Total	$984,063	$1,135,981

The mutual funds are held in a Rabbi trust to generate returns that seek to generally offset changes in liabilities related to the market risk of certain deferred compensation agreements. These deferred compensation liabilities were $4.1 million and $6.1 million at September 30, 2011 and December 31, 2010, respectively.

The following table presents net gains (losses) on trading securities for the third quarter and first nine months of 2011 and 2010.

	Net Gains (Losses) on Trading Securities
	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Net unrealized gains (losses) on trading securities held at period-end	$(535)	$50	$(348)	$332
Net realized gains (losses) on securities sold/matured during the period	(15)	13	(64)	(991)
Net gains (losses) on trading securities	$(550)	$63	$(412)	$(659)

Notes to Financial Statements (unaudited) (continued)

Note 3 – Available-for-Sale Securities

The following table presents AFS securities as of September 30, 2011 and December 31, 2010.

	September 30, 2011
(in thousands)	Amortized Cost(1)	OTTI Recognized in OCI(2)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
GSE securities	500,000	—	403	—	500,403
Subtotal	501,993	—	408	—	502,401
MBS:
GSE residential MBS	1,043,015	—	3,766	(224)	1,046,557
Private label MBS:
Private label residential MBS	1,915,014	(140,983)	4,845	(1,660)	1,777,216
HELOCs	19,313	(3,344)	—	—	15,969
Total private label MBS	1,934,327	(144,327)	4,845	(1,660)	1,793,185
Total MBS	$2,977,342	$(144,327)	$8,611	$(1,884)	$2,839,742
Total AFS securities	$3,479,335	$(144,327)	$9,019	$(1,884)	$3,342,143

	December 31, 2010
(in thousands)	Amortized Cost(1)	OTTI Recognized in OCI(2)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
Private label MBS:
Private label residential MBS	2,416,874	(217,396)	1,927	(967)	2,200,438
HELOCs	22,421	(7,064)	—	—	15,357
Total private label MBS	2,439,295	(224,460)	1,927	(967)	2,215,795
Total AFS securities	$2,441,288	$(224,460)	$1,932	$(967)	$2,217,793
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection  of cash, and/or previous OTTI recognized in earnings.
(2)Represents the noncredit portion of an OTTI recognized during the life of the security.

The mutual funds are held in a Rabbi trust to secure a portion of the Bank’s supplemental retirement obligation. This obligation was $3.1 million and $3.0 million at September 30, 2011 and December 31, 2010, respectively.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net noncredit portion of OTTI losses on AFS securities in AOCI as of September 30, 2011 and December 31, 2010.

(in thousands)	September 30, 2011	December 31, 2010
Total OTTI loss recognized in OCI	$(144,327)	$(224,460)
Subsequent unrecognized changes in fair value	3,911	1,927
Net noncredit portion of OTTI losses on AFS securities in AOCI	$(140,416)	$(222,533)

Notes to Financial Statements (unaudited) (continued)

The following tables summarize the AFS securities with unrealized losses as of September 30, 2011 and December 31, 2010. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
MBS:
GSE residential MBS	$237,777	$(224)	$—	$—	$237,777	$(224)
Private label:
Private label residential MBS	197,346	(4,409)	1,391,971	(138,234)	1,589,317	(142,643)
HELOCs	—	—	13,774	(3,344)	13,774	(3,344)
Total private label MBS	197,346	(4,409)	1,405,745	(141,578)	1,603,091	(145,987)
Total MBS	435,123	(4,633)	1,405,745	(141,578)	1,840,868	(146,211)
Total AFS securities	$435,123	$(4,633)	$1,405,745	$(141,578)	$1,840,868	$(146,211)

	December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Private label:
Private label residential MBS	$—	$—	$2,022,863	$(218,363)	$2,022,863	$(218,363)
HELOCs	—	—	15,357	(7,064)	15,357	(7,064)
Total private label MBS	—	—	2,038,220	(225,427)	2,038,220	(225,427)
Total AFS securities	$—	$—	$2,038,220	$(225,427)	$2,038,220	$(225,427)
Note:
(1)Total unrealized losses equal the sum of "OTTI Recognized in OCI" and "Gross Unrealized Holding Losses" in the first two tables of this Note 3.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss had been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. The Bank transferred a total of four private label MBS from HTM to AFS during the first nine months of 2011 and seven during the first nine months of 2010. These securities had an OTTI credit loss recorded on them during the period in which they were transferred.

Notes to Financial Statements (unaudited) (continued)

The following table presents the information on the private label MBS transferred during the nine months ended September 30, 2011 and 2010.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
September 30, 2011 transfers	$—	$—	$—	$—	$—
June 30, 2011 transfers	—	—	—	—	—
March 31, 2011 transfers	93,622	(2,697)	—	—	90,925
Total September 30, 2011 year-to date transfers	$93,622	$(2,697)	$—	$—	$90,925

September 30, 2010 transfers	$—	$—	$—	$—	$—
June 30, 2010 transfers	315,540	(17,470)	—	—	298,070
March 31, 2010 transfers	23,268	(2,144)	—	—	21,124
Total September 30, 2010 year-to-date transfers	$338,808	$(19,614)	$—	$—	$319,194

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2011 and December 31, 2010 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,993	$1,998	$1,993	$1,998
Due after one year through five years	500,000	500,403	—	—
AFS securities excluding MBS	501,993	502,401	1,993	1,998
MBS	2,977,342	2,839,742	2,439,295	2,215,795
Total AFS securities	$3,479,335	$3,342,143	$2,441,288	$2,217,793

As of September 30, 2011, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $18.4 million and credit losses of $311.4 million, partially offset by OTTI-related accretion adjustments of $10.6 million. As of December 31, 2010, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $20.1 million and credit losses of $317.6 million, partially offset by OTTI-related accretion adjustments of $13.6 million.

Notes to Financial Statements (unaudited) (continued)

Interest Rate Payment Terms.  The following table details interest payment terms for AFS non-MBS and MBS at September 30, 2011 and December 31, 2010.

(in thousands)	September 30, 2011	December 31, 2010
Amortized cost of AFS securities other than MBS:
Fixed-rate	$500,000	$—
Total non-MBS	$500,000	$—
Amortized cost of AFS MBS:
Pass through securities:
Fixed-rate	$776,627	$964,090
Variable-rate	57,609	42,236
Collateralized mortgage obligations:
Fixed-rate	1,205,634	1,365,800
Variable-rate	937,472	67,169
Total AFS MBS	$2,977,342	$2,439,295
Total AFS securities	$3,477,342	$2,439,295
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

Realized Gains and Losses on AFS Securities.  There were no sales of AFS securities during the third quarter of 2011 and, therefore, no realized gains or losses on sales. For the first nine months of 2011, the Bank sold one other-than-temporarily impaired AFS security, receiving $138.5 million of proceeds and realizing a gain of $7.3 million.

During the third quarter of 2010, the Bank received $223.2 million in proceeds from the sale of two other-than-temporarily impaired AFS securities and realized net gains of $8.4 million for the three months ended September 30, 2010. The Bank received $234.6 million in proceeds from the sale of three other-than-temporarily impaired AFS securities and realized net gains of $8.3 million for the first nine months of 2010.

Notes to Financial Statements (unaudited) (continued)

Note 4 – Held-to-Maturity (HTM) Securities

The following table presents HTM securities as of September 30, 2011 and December 31, 2010.

	September 30, 2011
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non MBS:
Certificates of deposit(1)	$2,200,000	$56	$(1)	$2,200,055
GSE securities	292,559	2,360	—	294,919
State or local agency obligations	282,797	2,533	(36,633)	248,697
Subtotal	2,775,356	4,949	(36,634)	2,743,671
MBS:
U.S. agency	2,476,586	9,866	(953)	2,485,499
GSE residential MBS	2,650,227	79,613	(1,087)	2,728,753
Private label MBS:
Private label residential MBS	1,735,674	5,943	(105,792)	1,635,825
HELOCs	18,923	—	(4,724)	14,199
Total private label MBS	1,754,597	5,943	(110,516)	1,650,024
Total MBS	6,881,410	95,422	(112,556)	6,864,276
Total HTM securities	$9,656,766	$100,371	$(149,190)	$9,607,947

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non MBS:
Certificates of deposit(1)	$3,550,000	$149	$—	$3,550,149
GSE securities	803,661	2,216	(2,346)	803,531
State or local agency obligations	369,682	1,468	(37,215)	333,935
Subtotal	4,723,343	3,833	(39,561)	4,687,615
MBS:
U.S. agency	2,396,004	12,978	(1,135)	2,407,847
GSE residential MBS	2,646,546	35,937	(21,996)	2,660,487
Private label MBS:
Private label residential MBS	2,268,411	8,678	(114,333)	2,162,756
HELOCs	23,457	—	(6,413)	17,044
Total private label MBS	2,291,868	8,678	(120,746)	2,179,800
Total MBS	7,334,418	57,593	(143,877)	7,248,134
Total HTM securities	$12,057,761	$61,426	$(183,438)	$11,935,749
Note:
(1)Represents certificates of deposit that meet the definition of a security.

Notes to Financial Statements (unaudited) (continued)

The following tables summarize the HTM securities with unrealized losses as of September 30, 2011 and December 31, 2010. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non MBS:
Certificates of deposit(1)	$99,999	$(1)	$—	$—	$99,999	$(1)
State or local agency obligations	—	—	195,710	(36,633)	195,710	(36,633)
MBS:
U.S. agency	462,221	(492)	254,365	(461)	716,586	(953)
GSE residential MBS	183,518	(234)	339,475	(853)	522,993	(1,087)
Private label:
Private label residential MBS	264,637	(3,159)	913,951	(102,633)	1,178,588	(105,792)
HELOCs	—	—	14,199	(4,724)	14,199	(4,724)
Total private label MBS	264,637	(3,159)	928,150	(107,357)	1,192,787	(110,516)
Total MBS	910,376	(3,885)	1,521,990	(108,671)	2,432,366	(112,556)
Total	$1,010,375	$(3,886)	$1,717,700	$(145,304)	$2,728,075	$(149,190)
Note:
(1)Represents certificates of deposit that meet the definition of a security.

	December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non MBS:
GSE securities	$747,654	$(2,346)	$—	$—	$747,654	$(2,346)
State or local agency obligations	17,473	(705)	207,980	(36,510)	225,453	(37,215)
MBS:
U.S. agency	778,624	(1,135)	—	—	778,624	(1,135)
GSE residential MBS	1,411,340	(21,900)	24,776	(96)	1,436,116	(21,996)
Private label:
Private label residential MBS	135,401	(2,020)	1,385,557	(112,313)	1,520,958	(114,333)
HELOCs	—	—	17,044	(6,413)	17,044	(6,413)
Total private label MBS	135,401	(2,020)	1,402,601	(118,726)	1,538,002	(120,746)
Total MBS	2,325,365	(25,055)	1,427,377	(118,822)	3,752,742	(143,877)
Total	$3,090,492	$(28,106)	$1,635,357	$(155,332)	$4,725,849	$(183,438)

Securities Transferred. During the first nine months of 2011 and 2010, the Bank transferred certain private label MBS from HTM to AFS. See Note 3 for additional information regarding transfers.

Notes to Financial Statements (unaudited) (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of September 30, 2011 and December 31, 2010 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,200,000	$2,200,055	$3,621,973	$3,623,113
Due after one year through five years	296,489	298,943	808,491	808,491
Due after five years through ten years	8,050	7,759	9,415	8,998
Due after ten years	270,817	236,914	283,464	247,013
HTM securities excluding MBS	2,775,356	2,743,671	4,723,343	4,687,615
MBS	6,881,410	6,864,276	7,334,418	7,248,134

Total HTM securities	$9,656,766	$9,607,947	$12,057,761	$11,935,749

At September 30, 2011 and December 31, 2010, the amortized cost of the Bank’s MBS classified as HTM included net purchased discounts of $2.9 million and $10.6 million, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms for HTM securities at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
(in thousands)	2011	2010
Amortized cost of HTM securities other than MBS:
Fixed-rate	$2,593,676	$4,532,868
Variable-rate	181,680	190,475
Total non-MBS	$2,775,356	$4,723,343
Amortized cost of HTM MBS:
Pass-through securities:
Fixed-rate	$885,816	$1,118,027
Variable-rate	1,300,143	1,104,575
Collateralized mortgage obligations:
Fixed-rate	1,742,297	1,748,665
Variable-rate	2,953,154	3,363,151
Total HTM MBS	$6,881,410	$7,334,418
Total HTM securities	$9,656,766	$12,057,761
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

Realized Gains and Losses on HTM Securities. There were no sales of HTM securities and, therefore, no realized gains or losses on sales for the first nine months of 2011 and 2010.

Note 5 – Other-Than-Temporary Impairment

The Bank evaluates its individual AFS and HTM securities in an unrealized loss position for OTTI on a quarterly basis. As part of this process, the Bank considers its intent to sell each debt security and whether it is more likely than not the Bank will be required to sell the security before its anticipated recovery. If either of these conditions is met, the Bank recognizes the maximum OTTI loss in earnings, which is equal to the entire difference between the security’s amortized cost basis and its fair value at the

Notes to Financial Statements (unaudited) (continued)

Statement of Condition date. For securities in an unrealized loss position that meet neither of these conditions, the Bank evaluates whether there is OTTI by performing an analysis to determine if any of these securities will incur a credit loss, which could be up to the difference between the security's amortized cost basis and its fair value.

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

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the FHLBanks’ OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. These alternative procedures include using a proxy bond’s loan level results to allocate loan level cash flows, a qualitative analysis of government agency loan-level guarantees, or different models for HELOCs as discussed below. Securities evaluated using alternative procedures during the third quarter were not significant to the Bank, as they represented approximately 5% of the par balance of private label MBS.

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10 thousand or more people. The FHLBanks' OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8% over the 9-month period beginning July 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market. Under those recovery paths, home prices were projected to increase within a range of 0% to 2.8% in the first year, 0% to 3.0% in the second year, 1.5% to 4.0% in the third year, 2.0% to 5.0% in the fourth year, 2.0% to 6.0% in each of the fifth and sixth years, and 2.3% to 5.6% in each subsequent year.

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a

Notes to Financial Statements (unaudited) (continued)

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

For its HELOCs, the Bank performs a security-level cash flow test on different third-party models because loan-level data is not available. The security-level cash flow test is based on prepayment assumptions, actual six-month average constant default rate, and loss severities of 100%. HELOCs owned by the Bank are insured by third-party bond insurers (monoline insurers), which guarantee the timely payments of principal and interest. The cash flow analysis of the HELOCs looks first to the performance of the underlying security. If these cash flows are insufficient, the Bank considers the capacity of the third-party bond insurer to cover shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the FHLBanks’ OTTI Governance Committee has performed analyses to assess the financial strength of these monoline insurers to establish the time horizon (burnout period) of their ability to fulfill their financial obligations. Any cash flow shortfalls that occurred beyond the burnout period are considered not recoverable.

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

For those securities for which an OTTI credit loss was determined to have occurred during the three months ended September 30, 2011 (that is, a determination was made that the entire amortized cost bases will not likely be recovered), the following tables present a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended September 30, 2011 as well as the related current CE. Credit enhancement is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss. The CUSIP classification (Prime, Alt-A and subprime) is based on the classification as determined by the first model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance.

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
Prime:
2007	8.5	8.4-8.5	22.4	14.1-25.3	46.3	39.1-48.7	5.0	4.4-5.2
2006	8.1	5.5-8.5	24.7	16.2-32.5	48.3	40.2-52.2	6.9	2.3-10.6
Total Prime	8.2	5.5-8.5	23.9	14.1-32.5	47.6	39.1-52.2	6.3	2.3-10.6
Alt-A:
2006	8.8	6.9-11.1	37.3	19.1-47.6	47.9	39.1-56.7	3.5	0.0-8.1
2005	7.8	7.7-9.0	23.1	21.7-37.3	43.3	42.7-50.3	3.2	0.9-3.4
Total Alt-A	8.7	6.9-11.1	35.7	19.1-47.6	47.3	39.1-56.7	3.5	0.0-8.1
Total Residential MBS - OTTI	8.5	5.5-11.1	29.6	14.1-47.6	47.5	39.1-56.7	4.9	0.0-10.6

Notes to Financial Statements (unaudited) (continued)

	Significant Inputs for OTTI HELOCs
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2004 and prior	10.0	8.8-13.6	3.6	0.9-8.2	100.0	100.0	1.8	0.0-3.6

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of September 30, 2011. The table below summarizes the Bank’s securities as of September 30, 2011 for which an OTTI has been recognized during third quarter 2011 and during the life of the security, as well as those AFS securities on which an OTTI has not been taken to reflect the entire AFS private label MBS portfolio balance.

	OTTI Recognized During the Three Months Ended September 30, 2011			OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$442,939	$411,043	$387,385	$1,168,922	$1,056,320	$1,020,702
Alt-A	298,687	251,182	236,575	1,053,366	851,909	750,908
Subprime	—	—	—	2,632	1,812	1,358
HELOCs	19,826	15,472	12,429	25,243	19,313	15,969
Total OTTI securities	761,452	677,697	636,389	2,250,163	1,929,354	1,788,937

Private label MBS with no OTTI	1,493,684	1,256,630	1,156,796	4,973	4,973	4,248
Total private label MBS	$2,255,136	$1,934,327	$1,793,185	$2,255,136	$1,934,327	$1,793,185
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.

The tables below summarize the impact of OTTI credit and noncredit losses recorded on AFS investment securities for the third quarter and first nine months of 2011 and 2010.

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(1,805)	$1,701	$(104)	$(12,000)	$8,777	$(3,223)
Alt-A	(4,218)	4,218	—	(24,608)	24,608	—
Subprime	—	—	—	(134)	134	—
HELOCs	(150)	150	—	(787)	787	—
Total OTTI on private label MBS	$(6,173)	$6,069	$(104)	$(37,529)	$34,306	$(3,223)

Notes to Financial Statements (unaudited) (continued)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(74)	$74	$—	$(107,036)	$84,723	$(22,313)
Alt-A	(6,202)	6,202	—	(36,927)	36,642	(285)
Subprime	(303)	303	—	(324)	324	—
HELOCs	(481)	481	—	(1,077)	1,077	—
Total OTTI on private label MBS	$(7,060)	$7,060	$—	$(145,364)	$122,766	$(22,598)

The following tables present the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the third quarter and first nine months of 2011 and 2010.

	2011
(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
Beginning balance	$312,891	$317,344
Additions:
Credit losses for which OTTI was not previously recognized	—	659
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	6,173	36,870
Reductions:
Securities sold and matured during the period	—	(30,687)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(2,110)	(7,232)
Ending balance	$316,954	$316,954

	2010
(in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
Beginning balance	$374,948	$238,130
Additions:
Credit losses for which OTTI was not previously recognized	—	2,960
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	7,060	142,404
Reductions:
Securities sold and matured during the period	(73,812)	(73,857)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(934)	(2,375)
Ending balance	$307,262	$307,262
Notes:
(1) For the three months ended September 30, 2011 and 2010, OTTI “previously recognized” represents securities that were impaired prior to July 1, 2011 and 2010, respectively. For the first nine months of 2011 and 2010, OTTI “previously recognized” represents securities that were impaired prior to January 1, 2011 and 2010, respectively.
(2) This activity represents the increase in cash flows recognized in interest income during the period.

Notes to Financial Statements (unaudited) (continued)

All other AFS and HTM Investments. At September 30, 2011, certain of the Bank's AFS and HTM investment portfolios, including those private label MBS not determined to be other-than-temporarily impaired, have experienced unrealized losses and a decrease in fair value due to interest rate volatility, illiquidity in the marketplace, and credit deterioration in the U.S. mortgage markets. However, the decline is considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining investment securities in an unrealized loss position and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery.

State and Local Housing Finance Agency Obligations. The Bank has determined that all unrealized losses on these investments are temporary given the creditworthiness of the issuers and the underlying collateral.

Other U.S. obligations and GSE Investments. For other U.S. obligations, GSE non-MBS investments and GSE MBS investments, the Bank has determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government is sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that, as of September 30, 2011, all of these gross unrealized losses are temporary. This determination includes an evaluation of rating actions that occurred with respect to the U.S. Government during 2011. See the Executive Summary discussion in Part I, Item 2. Management's Discussion and Analysis in this Form 10-Q for details regarding these actions.

Note 6 – Advances

Detailed information regarding advances including collateral security terms can be found in Note 8 to the audited financial statements in the Bank's 2010 Form 10-K. At September 30, 2011 and December 31, 2010, the Bank had advances outstanding, including AHP advances, with interest rates ranging from 0% to 7.84%. AHP subsidized loans had interest rates ranging between 0% and 6.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of September 30, 2011 and December 31, 2010.

(dollars in thousands)	September 30, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$7,280,764	1.48%	$10,936,796	1.26%
Due after 1 year through 2 years	3,983,433	3.24	3,885,825	3.83
Due after 2 years through 3 years	2,756,808	2.47	2,882,526	3.28
Due after 3 years through 4 years	3,689,650	3.76	2,192,717	3.55
Due after 4 years through 5 years	2,659,890	4.99	3,183,627	4.58
Thereafter	4,045,539	4.12	5,315,544	4.49
Total par value	24,416,084	3.04%	28,397,035	2.97%
Discount on AHP advances	(433)		(537)
Deferred prepayment fees	(17,282)		(19,502)
Hedging adjustments	1,440,269		1,331,443
Total book value	$25,838,638		$29,708,439

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At September 30, 2011 and December 31, 2010, the Bank had returnable advances of $2.0 million and $22.0 million, respectively.

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest-payment term structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow that Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance

Notes to Financial Statements (unaudited) (continued)

without the conversion feature. Variable- to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At September 30, 2011 and December 31, 2010, the Bank had convertible advances outstanding of $4.4 billion and $5.2 billion, respectively.

The following table summarizes advances by year of contractual maturity or next call date or next convertible date as of September 30, 2011 and December 31, 2010.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Due in 1 year or less	$7,282,764	$10,958,796	$10,955,514	$15,419,546
Due after 1 year through 2 years	3,981,433	3,883,825	3,616,933	3,374,325
Due after 2 years through 3 years	2,756,808	2,882,526	2,546,058	2,219,526
Due after 3 years through 4 years	3,689,650	2,172,717	3,405,650	1,946,967
Due after 4 years through 5 years	2,659,890	3,183,627	1,494,890	2,803,127
Thereafter	4,045,539	5,315,544	2,397,039	2,633,544
Total par value	$24,416,084	$28,397,035	$24,416,084	$28,397,035

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
(in thousands)	2011	2010
Fixed rate – overnight	$74,635	$287,515
Fixed rate – term:
Due in 1 year or less	7,141,579	9,602,922
Thereafter	14,469,233	15,377,974
Total fixed rate	$21,685,447	$25,268,411
Variable-rate:
Due in 1 year or less	$64,550	$1,046,359
Thereafter	2,666,087	2,082,265
Total variable-rate	$2,730,637	$3,128,624
Total par value	$24,416,084	$28,397,035

At September 30, 2011 and December 31, 2010, 50% and 47%, respectively, of the Bank's fixed-rate advances were swapped to a floating rate. At September 30, 2011 and December 31, 2010, 33% and 29%, respectively, of the Bank's variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2011 and December 31, 2010, the Bank had advances of $16.0 billion and $18.5 billion, respectively, outstanding to the five largest borrowers, which represented 65% of total advances outstanding at both period-ends. Of these five, two each had outstanding loan balances in excess of 10% of the total portfolio at both September 30, 2011 and December 31, 2010. See Note 8 for information related to the Bank's credit risk on advances and allowance for credit losses.

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

The following table presents information as of September 30, 2011 and December 31, 2010 on mortgage loans held for portfolio.

(in thousands)	September 30, 2011	December 31, 2010
Fixed medium-term single-family mortgages(1)	$643,858	$749,280
Fixed long-term single-family mortgages(1)	3,355,429	3,692,430
Total par value	3,999,287	4,441,710
Premiums	41,745	44,891
Discounts	(12,469)	(14,794)
Hedging adjustments	14,140	14,402
Total mortgage loans held for portfolio	$4,042,703	$4,486,209
Note:
(1)Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity as of September 30, 2011 and December 31, 2010.

(in thousands)	September 30, 2011	December 31, 2010
Government-guaranteed/insured loans	$346,731	$366,443
Conventional loans	3,652,556	4,075,267
Total par value	$3,999,287	$4,441,710
Year of maturity
Due within one year	$37	$26
Due after one year through five years	4,564	4,053
Due after five years	3,994,686	4,437,631
Total par value	$3,999,287	$4,441,710

See Note 8 for information related to the Bank's credit risk on mortgage loans held for portfolio and the allowance for credit losses.

Note 8 – Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank's portfolio segments: credit products; government-guaranteed or insured mortgage loans held for portfolio; conventional MPF loans held for portfolio; and BOB loans.

Credit Products. The Bank manages its credit exposure to credit products (which includes advances, letters of credit, advance commitments, and other credit product exposure) through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends to its members in accordance with the Federal Home Loan Bank Act of 1932 (the Act) and Finance Agency regulations. Specifically, the Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral.

Notes to Financial Statements (unaudited) (continued)

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

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically place physical possession or control of the collateral with the Bank or its custodians. However, notwithstanding financial condition, the Bank always takes possession or control of securities collateral if it is used for maximum borrowing capacity (MBC). The Bank perfects its security interest in all pledged collateral. The Act affords any security interest granted to the Bank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At September 30, 2011 and December 31, 2010, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At September 30, 2011 and December 31, 2010, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired.

Based upon the collateral held as security, its credit extension, collateral policies, management's credit analysis and the repayment history on credit products, the Bank did not incur any credit losses on credit products for the first nine months of 2011 and the year ended December 31, 2010, or since inception. Accordingly, the Bank has not recorded any allowance for credit losses. At September 30, 2011 and December 31, 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit products was required to be recorded.

Mortgage Loans - Government-Guaranteed or Insured. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are mortgage loans insured or guaranteed by the Federal Housing Administration, the Department of Veterans Affairs, the Rural Housing Service of the Department of Agriculture and/or by the Department of Housing and Urban Development. Any losses from such loans are expected to be recovered from those entities. Any losses from such loans that are not recovered from those entities must be contractually absorbed by the servicers. Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

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

The Bank's allowance for credit losses takes into consideration the CEs associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally considers primary mortgage insurance, supplemental mortgage insurance, and CE amount. Any incurred losses that are expected to be recovered from the CEs are not reserved as part of the Bank's allowance for credit losses.

For conventional MPF loans, credit losses that are not paid by the private mortgage insurance are allocated to the Bank up to an agreed upon amount, referred to as the First Loss Account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating member (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or a supplemental mortgage insurance policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank. Estimated losses exceeding the CE and supplemental mortgage insurance, if any, are incurred by the Bank. The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable is generally established for losses expected to be recovered by withholding CE fees. At September 30, 2011 and December 31, 2010, the MPF exposure under the FLA was $35.1 million and $41.1 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $1.1 million and $1.4 million for

Notes to Financial Statements (unaudited) (continued)

the third quarter of 2011 and 2010, respectively, and $3.5 million and $4.2 million for the first nine months of 2011 and 2010, respectively.

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

Individually Evaluated Mortgage Loans. The Bank evaluates certain mortgage loans for impairment individually. These loans are considered TDRs and are discussed below.

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

Rollforward of Allowance for Credit Losses. Mortgage Loans. The following tables present a rollforward of the allowance for credit losses on conventional mortgage loans for the third quarter and first nine months of 2011 and 2010, as well as the recorded investment in conventional mortgage loans by impairment methodology at September 30, 2011.

	2011
(in thousands)	Three Months Ended September 30	Nine Months Ended September 30
Balance, beginning of period	$9,150	$3,150
Charge-offs	(41)	(202)
Provision for credit losses	2,418	8,579
Balance, end of period	$11,527	$11,527
Ending balance, individually evaluated for impairment	$102
Ending balance, collectively evaluated for impairment	11,425
Total allowance for credit losses	$11,527
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$2,859
Collectively evaluated for impairment	3,706,369
Total recorded investment	$3,709,228

	2010
(in thousands)	Three Months Ended September 30	Nine Months Ended September 30
Balance, beginning of period	$2,926	$2,680
Charge-offs	—	(68)
Recoveries	22	22
Net (charge-offs) recoveries	22	(46)
Provision for credit losses	207	521
Balance, end of period	$3,155	$3,155

Notes to Financial Statements (unaudited) (continued)

BOB Loans.  The following tables present a rollforward of the allowance for credit losses on BOB loans for the third quarter and first nine months of 2011 and 2010, as well as the recorded investment in BOB loans by impairment methodology at September 30, 2011.

	2011
(in thousands)	Three Months Ended September 30	Nine Months Ended September 30
Balance, beginning of the period	$2,998	$5,753
Charge-offs	(353)	(916)
Provision (reversal) for credit losses	60	(2,132)
Balance, end of period	$2,705	$2,705
Ending balance, individually evaluated for impairment	$87
Ending balance, collectively evaluated for impairment	2,618
Total allowance for credit losses	$2,705
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$305
Collectively evaluated for impairment	17,143
Total recorded investment	$17,448

	2010
(in thousands)	Three Months Ended September 30	Nine Months Ended September 30
Balance, beginning of period	$7,409	$9,481
Charge-offs	—	(293)
Reversal for credit losses	(1,758)	(3,537)
Balance, end of period	$5,651	$5,651

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarizes the Bank's key credit quality indicators for mortgage and BOB loans at September 30, 2011 and December 31, 2010.

(in thousands)	September 30, 2011
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$60,675	$25,809	$—	$86,484
Past due 60-89 days	16,607	8,681	—	25,288
Past due 90 days or more	79,170	8,096	457	87,723
Total past due loans	$156,452	$42,586	$457	$199,495
Total current loans	3,552,776	313,197	16,991	3,882,964
Total loans	$3,709,228	$355,783	$17,448	$4,082,459
Other delinquency statistics:
In process of foreclosures, included above (2)	$62,754	$1,879	$—	$64,633
Serious delinquency rate (3)	2.1%	2.3%	2.6%	2.1%
Past due 90 days or more still accruing interest	$—	$8,096	$—	$8,096
Loans on nonaccrual status (4)	$82,237	$—	$837	$83,074

Notes to Financial Statements (unaudited) (continued)

(in thousands)	December 31, 2010
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$70,678	$24,967	$171	$95,816
Past due 60-89 days	23,014	9,050	143	32,207
Past due 90 days or more	76,880	10,673	531	88,084
Total past due loans	$170,572	$44,690	$845	$216,107
Total current loans	3,964,693	330,570	19,062	4,314,325
Total loans	$4,135,265	$375,260	$19,907	$4,530,432
Other delinquency statistics:
In process of foreclosures, included above (2)	$46,504	$—	$—	$46,504
Serious delinquency rate (3)	1.9%	2.8%	2.7%	1.9%
Past due 90 days or more still accruing interest	$—	$10,673	$—	$10,673
Loans on nonaccrual status (4)	$80,940	$—	$19,907	$100,847
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

REO. The Bank had $11.4 million and $12.6 million of REO in other assets at September 30, 2011 and December 31, 2010, respectively.

Troubled Debt Restructurings (TDRs). TDRs are considered to have occurred when a concession is granted to the debtor that would not otherwise be considered for economic or legal reasons related to the debtor's financial difficulties.

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The loan modification program modifies borrower's monthly payment for a period of up to 36 months to no more than a housing expense ratio of 38% of their monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years and a housing expense ratio not to exceed 38%. This would result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged. If the 38% ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3%, resulting in reduced principal and interest payments, until the target 38% housing expense ratio is met.

A TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying or decreasing the original contractual principal and interest, if applicable. All mortgage loans individually evaluated for impairment were considered TDRs at September 30, 2011, totaling $2.8 million.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for up to a one-year period. The credit loss is measured by factoring expected shortfalls incurred as of reporting date. All deferred BOB loans, individually evaluated for impairment, were considered TDRs at September 30, 2011, totaling $305 thousand.

As a result of adopting the new accounting guidance on a creditor's determination of whether a restructuring is a TDR, as discussed in Note 1, the Bank reassessed all restructurings that occurred on or after January 1, 2011 for identification as TDRs. The Bank identified deferred BOB loans as TDRs for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. The impact of accounting for deferred BOB loans as TDRs had an immaterial impact on the Bank's financial statements.

Notes to Financial Statements (unaudited) (continued)

TDR Modifications. The following table presents the pre-modification and post-modification recorded investment balance, as of the modification date, for all TDRs for the third quarter and first nine months of 2011.

	Three Months Ended September 30, 2011
in thousands	Pre-Modification	Post-Modification
Conventional MPF loans	$340	$329
BOB loans	305	305
Total	$645	$634

	Nine Months Ended September 30, 2011
in thousands	Pre-Modification	Post-Modification
Conventional MPF loans	$2,063	$2,017
BOB loans	305	305
Total	$2,368	$2,322

During the third quarter and first nine months of 2011, certain TDRs within the previous twelve months experienced a payment default. The Bank considers a payment default to be a loan 60 days or more delinquent. Conventional MPF loans totaling $222 thousand had experienced a payment default for the previous three months and nine months ended September 30, 2011.

Individually Evaluated Impaired Loans. At September 30, 2011, only certain loans individually evaluated for impairment were considered impaired. The table below presents the recorded investment, unpaid principal balance and related allowance associated with these loans. There were no loans individually evaluated for impairment at December 31, 2010.

	September 30, 2011
in thousands	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$133	$132	$—

With a related allowance:
Conventional MPF loans	$2,726	$2,710	$102
BOB loans	305	305	87

Total:
Conventional MPF loans	$2,859	$2,842	$102
BOB loans	305	305	87

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became a TDR, although prior to third quarter 2011, conventional MPF loans were not accounted for as TDRs because they were deemed to be immaterial. Deferred BOB loans were deemed to be TDRs effective July 1, 2011. There were no loans individually assessed at December 31, 2010.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
in thousands	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$2,749	$41	$2,398	$107
BOB loans	305	—	102	—
Total	$3,054	$41	$2,500	$107

Notes to Financial Statements (unaudited) (continued)

Purchases, Sales and Reclassifications. During the third quarter and first nine months of 2011, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for sale.

Note 9 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and funding sources that finance these assets. The goal of the Bank's interest-rate risk management strategies is not to eliminate interest-rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures, which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources. For additional information on the Bank's interest-rate exchange agreements and the use of these agreements, see Note 11 to the audited financial statements in the Bank's 2010 Form 10-K.

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments as of September 30, 2011 and December 31, 2010.

Fair Values of Derivative Instruments

	September 30, 2011
(in thousands)	Notional Amount of Derivatives (1)	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$27,818,360	$421,741	$1,423,412
Total derivatives in hedge accounting relationships	$27,818,360	$421,741	$1,423,412
Derivatives not in hedge accounting relationships:
Interest rate swaps	$419,017	$1,838	$5,784
Interest rate caps	1,803,750	4,573	24
Mortgage delivery commitments	25,675	289	25
Total derivatives not in hedge accounting relationships	$2,248,442	$6,700	$5,833
Total derivatives before netting and collateral adjustments	$30,066,802	$428,441	$1,429,245
Netting adjustments		(374,038)	(374,038)
Cash collateral and related accrued interest		(19,614)	(592,958)
Total collateral and netting adjustments(2)		(393,652)	(966,996)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$34,789	$462,249

Notes to Financial Statements (unaudited) (continued)

	December 31, 2010
(in thousands)	Notional Amount of Derivatives (1)	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$25,701,174	$360,210	$1,297,875
Total derivatives in hedge accounting relationships	$25,701,174	$360,210	$1,297,875
Derivatives not in hedge accounting relationships:
Interest rate swaps	$50,000	$456	$—
Interest rate caps	1,653,750	6,462	306
Mortgage delivery commitments	21,787	126	70
Total derivatives not in hedge accounting relationships	$1,725,537	$7,044	$376
Total derivatives before netting and collateral adjustments	$27,426,711	$367,254	$1,298,251
Netting adjustments		(336,997)	(336,997)
Cash collateral and related accrued interest		(7,458)	(353,343)
Total collateral and netting adjustments(2)		(344,455)	(690,340)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$22,799	$607,911
Note:
(1 The notional amount of derivatives serves as a factor in determining periodic interest payments or cash flow received and paid. It represents neither the actual amounts exchanged nor overall exposure of the Bank to credit or market risk.
(2)Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(in thousands)	Gains (Losses)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps - fair value hedge ineffectiveness	$(3,885)	$4,213	$(3,133)	$(4,438)

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$300	$—	$473	$952
Interest rate caps or floors	(2,813)	(291)	(4,972)	(6,411)
Net interest settlements	(337)	(467)	(10)	(1,351)
Mortgage delivery commitments	1,445	1,225	2,236	2,914
Other	5	169	228	612
Total net gains (losses) on derivatives not designated as hedging instruments	$(1,400)	$636	$(2,045)	$(3,284)
Net gains (losses) on derivatives and hedging activities	$(5,285)	$4,849	$(5,178)	$(7,722)

Notes to Financial Statements (unaudited) (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the third quarter and first nine months of 2011 and 2010.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Three months ended September 30, 2011
Hedged item type:
Advances	$(201,954)	$197,583	$(4,371)	$(121,460)
Consolidated obligations – bonds	90,356	(89,870)	486	52,634
Total	$(111,598)	$107,713	$(3,885)	$(68,826)
Nine months ended September 30, 2011
Hedged item type:
Advances	$(157,356)	$153,389	$(3,967)	$(374,229)
Consolidated obligations – bonds	106,167	(105,333)	834	169,540
Total	$(51,189)	$48,056	$(3,133)	$(204,689)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Three months ended September 30, 2010
Hedged item type:
Advances	$(131,102)	$134,889	$3,787	$(173,957)
Consolidated obligations – bonds	112,948	(112,522)	426	76,940
Total	$(18,154)	$22,367	$4,213	$(97,017)
Nine months ended September 30, 2010
Hedged item type:
Advances	$(319,133)	$315,170	$(3,963)	$(630,110)
Consolidated obligations – bonds	248,181	(248,656)	(475)	300,983
Total	$(70,952)	$66,514	$(4,438)	$(329,127)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during the first nine months of 2011 and 2010.

The losses reclassified from AOCI into income for the effective portion of the previously terminated cash flow hedges are presented in the table below for the third quarter and first nine months of 2011 and 2010. This activity was reported in interest expense –consolidated obligation-bonds in the Bank’s Statement of Operations.

(in thousands)	Losses Reclassified from AOCI into Income
For the three months ended September 30, 2011	$(9)
For the nine months ended September 30, 2011	(36)

For the three months ended September 30, 2010	(7)
For the nine months ended September 30, 2010	(17)

Notes to Financial Statements (unaudited) (continued)

As of September 30, 2011, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months were not material.

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

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements on all derivatives which establish collateral delivery thresholds. The maximum credit risk is defined as the estimated cost of replacing interest-rate swaps, forward interest-rate agreements, mandatory delivery contracts for mortgage loans, and purchased options that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the Bank.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to the Bank exceeds the Bank's net position.

	September 30,	December 31,
(in thousands)	2011	2010
Credit risk exposure(1)	$54,403	$30,257
Less:
Cash collateral	19,614	7,458
Total collateral	19,614	7,458
Exposure net of collateral	$34,789	$22,799
Note:
(1) Includes net accrued interest receivable of $8.6 million and $10.0 million at September 30, 2011 and December 31, 2010.

Certain of the Bank’s derivative instruments contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a net liability position (before cash and securities collateral and related accrued interest) at September 30, 2011 was $1.1 billion for which the Bank has posted cash and securities collateral with a fair value of approximately $979.0 million in the normal course of business. At September 30, 2011, if the Bank’s credit ratings had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $55.3 million of collateral to its derivative counterparties at September 30, 2011.

In August 2011, Moody's reaffirmed the U.S. government's AAA debt rating, as well as the ratings of all U.S. government-related institutions that are directly linked to the U.S. government or are otherwise vulnerable to sovereign risk, and revised the outlook to negative. In addition, in August 2011, S&P lowered its U.S. long-term AAA sovereign credit rating, as well as the long-term credit ratings of all FHLBanks previously rated AAA, including the Bank, to AA+ with negative outlook. See the Executive Summary discussion in Part I, Item 2. Management's Discussion and Analysis in this Form 10-Q for details regarding these actions.

Notes to Financial Statements (unaudited) (continued)

Note 10 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2010 Form 10-K. The following table details interest rate payment terms for consolidated obligation bonds as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
(in thousands)	2011	2010
Par value of consolidated bonds:
Fixed-rate	$31,961,675	$30,220,916
Step-up	550,000	215,000
Floating-rate	620,000	3,270,000
Total par value	33,131,675	33,705,916
Bond premiums	130,327	114,253
Bond discounts	(24,762)	(30,451)
Hedging adjustments	420,021	339,576
Total book value	$33,657,261	$34,129,294

At September 30, 2011 and December 31, 2010, 50% and 41%, respectively, of the Banks' fixed-rate bonds were swapped to a floating rate. At September 30, 2011 and December 31, 2010, 3% and 0.6%, respectively, of the Banks' variable-rate bonds were swapped to a different variable-rate index.

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
Year of Contractual Maturity (dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$10,535,650	0.97%	$10,281,400	1.53%
Due after 1 year through 2 years	5,979,555	2.64	5,224,250	2.70
Due after 2 years through 3 years	4,004,670	2.76	4,181,905	2.95
Due after 3 years through 4 years	4,872,790	2.64	2,896,350	3.13
Due after 4 years through 5 years	1,662,690	2.97	4,061,800	2.92
Thereafter	3,748,090	4.11	4,137,400	4.32
Index amortizing notes	2,328,230	4.64	2,922,811	4.66
Total par value	$33,131,675	2.45%	$33,705,916	2.81%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
(in thousands)	2011	2010
Noncallable	29,633,175	30,590,916
Callable	3,498,500	3,115,000
Total par value	$33,131,675	$33,705,916

Notes to Financial Statements (unaudited) (continued)

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2011 and December 31, 2010.

Year of Contractual Maturity or Next Call Date	September 30,	December 31,
(in thousands)	2011	2010
Due in 1 year or less	$13,018,650	$12,849,900
Due after 1 year through 2 years	6,095,555	5,230,250
Due after 2 years through 3 years	3,677,670	3,878,905
Due after 3 years through 4 years	4,596,290	2,773,850
Due after 4 years through 5 years	1,247,690	3,836,300
Thereafter	2,167,590	2,213,900
Index amortizing notes	2,328,230	2,922,811
Total par value	$33,131,675	$33,705,916

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of September 30, 2011 and December 31, 2010.

	September 30,	December 31,
(dollars in thousands)	2011	2010
Book value	$7,465,882	$13,082,116
Par value	7,466,407	13,085,000
Weighted average interest rate (1)	0.05%	0.17%
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

The following table demonstrates the Bank’s compliance with these capital requirements at September 30, 2011 and December 31, 2010. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements.

	September 30, 2011		December 31, 2010
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,198,879	$3,956,209	$1,620,189	$4,418,437
Total capital-to-asset ratio	4.0%	8.5%	4.0%	8.3%
Total regulatory capital	$1,873,149	$3,956,209	$2,135,469	$4,418,552
Leverage ratio	5.0%	12.7%	5.0%	12.4%
Leverage capital	$2,341,436	$5,934,314	$2,669,336	$6,627,771

On September 30, 2011, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2011. In its determination, the Finance Agency maintained concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2011.

Notes to Financial Statements (unaudited) (continued)

Capital Concentrations. The following table presents member holdings of 10% or more of the Bank’s total capital stock outstanding as of September 30, 2011 and December 31, 2010.

(dollars in thousands)	September 30, 2011		December 31, 2010
Member	Capital Stock	% of Total	Capital Stock	% of Total
Sovereign Bank, Reading, PA	$524,899	14.9%	$612,216	15.2%
Ally Bank, Midvale, UT(1)	404,068	11.4%	471,286	11.7%
ING Bank, FSB, Wilmington, DE	389,852	11.0%	454,705	11.3%
PNC Bank, N.A., Wilmington, DE (2) (3)	360,348	10.2%	420,314	10.5%
Notes:
(1)For Bank membership purposes, principal place of business is Horsham, PA.
(2)For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3)Included a minor amount of mandatorily redeemable capital stock at December 31, 2010.

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

At September 30, 2011 and December 31, 2010, the Bank had $48.1 million and $34.2 million, respectively, in capital stock subject to mandatory redemption with payment subject to a minimum five-year waiting period and the Bank meeting its minimum regulatory capital requirements. No dividends were paid on mandatorily redeemable stock for the first nine months of 2011 or 2010.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the first nine months of 2011 and 2010.

	Nine Months Ended September 30,
(in thousands)	2011	2010
Balance, beginning of the period	$34,215	$8,256
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	19,821	31,658
Redemption of mandatorily redeemable capital stock:
Withdrawals	(30)	(3,899)
Other redemptions (1)	(5,929)	—
Balance, end of the period	$48,077	$36,015
Note:
(1) Reflects the mandatorily redeemable capital stock activity related to the February, April and July 2011 partial excess capital stock repurchases.

As of September 30, 2011, the total mandatorily redeemable capital stock reflected balances for nine institutions. Two institutions were taken over by the FDIC and their charters were dissolved. One institution voluntarily dissolved its charter with the Office of Thrift Supervision (OTS). Five institutions were merged out of district and are considered nonmembers. One institution's charter was converted to an uninsured trust company, which is ineligible for membership.

Notes to Financial Statements (unaudited) (continued)

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
(in thousands)	2011	2010
Due in 1 year or less	$—	$29
Due after 1 year through 2 years	75	—
Due after 2 years through 3 years	3,448	88
Due after 3 years through 4 years	25,472	4,023
Due after 4 years through 5 years	19,082	30,075
Total	$48,077	$34,215

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

The Bank executed partial repurchases of excess capital stock in each of the previous five quarters, including third quarter 2011. The amount of excess capital stock repurchased from any member in each repurchase transaction was the lesser of 5% of the member's total capital stock outstanding or its excess capital stock outstanding on the date immediately preceding the repurchase date. The total amount of member excess capital stock at September 30, 2011 was $1.6 billion. The total amount of excess capital stock repurchased on October 28, 2011 was approximately $170 million. The Bank has repurchased approximately $715 million in total excess capital stock in 2011.

Dividends, Retained Earnings and AOCI.  As prescribed in the FHLBanks' Joint Capital Enhancement Agreement (JCEA), upon full satisfaction of the REFCORP obligation, each FHLBank will contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. On August 5, 2011, the Finance Agency certified that the FHLBanks fully satisfied their REFCORP obligation. Therefore, starting in the third quarter of 2011, the Bank was required to allocate 20% of its net income to a separate RRE account.

At September 30, 2011, retained earnings were $424.4 million, including $422.0 million of unrestricted retained earnings and $2.4 million of RRE, up $27.1 million from December 31, 2010. This increase reflects the Bank’s net income earned during the first nine months of 2011.

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

Notes to Financial Statements (unaudited) (continued)

The following table summarizes the changes in AOCI for the first nine months of 2011 and 2010.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on AFS		Noncredit OTTI Gains(Losses) on HTM	Net Unrealized Gains(Losses) on Hedging Activities	Pension and Post Retirement Plans	Total
Balances as of December 31, 2009	$(2,020)	$(691,503)		$—	$264	$(681)	$(693,940)
Net unrealized gains	934	9,567		—	—	—	10,501
Net fair value changes		310,065					310,065
Noncredit component of OTTI losses	—	—		(19,614)	—	—	(19,614)
Reclassification adjustment of noncredit OTTI losses included in net income	—	142,380		—	—	—	142,380
Noncredit OTTI losses transferred from HTM to AFS	—	(19,614)		19,614	—	—	—
Reclassification adjustment for losses included in net income	—	(8,331)	—	—	(1)	—	(8,332)
Pension and post-retirement benefits	—	—		—	—	41	41
Balances as of September 30, 2010	$(1,086)	$(257,436)		$—	$263	$(640)	$(258,899)

Balances as of December 31, 2010	$(962)	$(222,533)		$—	$270	$(116)	$(223,341)
Net unrealized gains	4,186	7,446		—	—	—	11,632
Net fair value changes		47,643					47,643
Noncredit component of OTTI losses	—	(86)		(2,697)	—	—	(2,783)
Reclassification adjustment of noncredit OTTI losses included in net income	—	37,089		—	—	—	37,089
Noncredit OTTI losses transferred from HTM to AFS	—	(2,697)		2,697	—	—	—
Reclassification adjustment for gains (losses) included in net income	—	(7,278)		—	18	—	(7,260)
Pension and post-retirement benefits	—	—		—	—	(12)	(12)
Balances as of September 30, 2011	$3,224	$(140,416)		$—	$288	$(128)	$(137,032)

Notes to Financial Statements (unaudited) (continued)

Note 12 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	September 30,	December 31,
(in thousands)	2011	2010
Federal funds sold	$500,000	$400,000
Investments	204,840	218,850
Advances	14,818,641	17,815,121
Letters of credit	237,435	111,983
MPF loans	2,925,509	3,439,820
Deposits	31,688	40,471
Capital stock	1,766,029	2,077,406

The following table summarizes the Statement of Operations' effects corresponding to the related party member balances above.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Federal funds sold	$32	$212	$105	$410
Interest income on investments	567	2,003	1,843	6,258
Interest income on advances	25,829	41,655	80,509	110,788
Prepayment fees on advances	—	—	—	21
Letters of credit fees	47	93	114	207
Interest income on MPF loans	40,779	52,106	128,328	162,707
Interest expense on deposits	4	5	13	18

Interest income on advances for the third quarter and first nine months of 2011, included contractual interest income of $128.9 million and $393.8 million, net interest settlements on derivatives in fair value hedge relationships of $(94.3) million and $(287.0) million and total amortization of basis adjustments of $(8.8) million and $(26.3) million. For the third quarter and first nine months of 2010, interest income included contractual interest income of $173.3 million and $568.3 million, net interest settlements on derivatives in fair value hedge relationships of $(122.5) million and $(440.9) million and total amortization of basis adjustments of $(9.1) million and $(16.7) million.

The following table includes the MPF activity of the related party members.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Total MPF loan volume purchased	$80	$14,196	$80	$79,033

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2011	2010	2011	2010
Servicing fee expense	$169	$162	$500	$445
Interest income on MPF deposits	—	3	4	7

(in thousands)	September 30, 2011	December 31, 2010
Interest-bearing deposits maintained with FHLBank of Chicago	$13,291	$10,094

Notes to Financial Statements (unaudited) (continued)

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For the third quarter and first nine months of 2011 and 2010, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the third quarter and first nine months of 2011 and 2010, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the third quarter and first nine months of 2011 and 2010.

On August 19, 2010, the Bank entered into a Master Participation Agreement (MPA) with FHLBank of Des Moines which allows either FHLBank to: (1) sell a participating interest in an existing advance to the other FHLBank; (2) fund a new advance on a participating basis to the other FHLBank; or (3) sell a participating interest in a standby letter of credit, each drawing thereunder and the related reimbursement obligations to the other FHLBank. As of December 31, 2010, the Bank had sold $1.0 billion of participating interests in standby letters of credit and the related reimbursement obligations to FHLBank of Des Moines. This participating interest expired as of March 31, 2011 and was not renewed. Therefore, at September 30, 2011, there was no letter of credit balance related to this MPA.

Additional discussions regarding related party transactions can be found in Note 19 of the footnotes to the audited financial statements in the Bank's 2010 Form 10-K.

Notes to Financial Statements (unaudited) (continued)

Note 13 – Estimated Fair Values

The fair value amounts presented in this Note disclosure, and reported on the Statement of Condition where applicable, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2011 and December 31, 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2011 and December 31, 2010 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets versus liabilities.

Fair Value Summary Table

	September 30, 2011		December 31, 2010
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$195,695	$195,695	$143,393	$143,393
Interest-bearing deposits	13,291	13,291	10,094	10,094
Securities purchased under agreement to resell	500,000	499,991	—	—
Federal funds sold	2,030,000	2,029,965	3,330,000	3,329,962
Trading securities	984,063	984,063	1,135,981	1,135,981
Available-for-sale securities	3,342,143	3,342,143	2,217,793	2,217,793
Held-to-maturity securities	9,656,766	9,607,947	12,057,761	11,935,749
Advances	25,838,638	26,020,238	29,708,439	29,763,690
Mortgage loans held for portfolio, net	4,031,176	4,333,251	4,483,059	4,761,475
BOB loans, net	14,594	14,594	14,154	14,154
Accrued interest receivable	137,072	137,072	153,458	153,458
Derivative assets	34,789	34,789	22,799	22,799

Liabilities:
Deposits	$1,222,654	$1,222,687	$1,167,000	$1,167,028
Consolidated obligations:
Discount notes	7,465,882	7,466,133	13,082,116	13,082,519
Bonds	33,657,261	34,514,029	34,129,294	34,775,998
Mandatorily redeemable capital stock	48,077	48,077	34,215	34,215
Accrued interest payable	168,726	168,726	167,962	167,962
Derivative liabilities	462,249	462,249	607,911	607,911

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

A description of the application of the fair value hierarchy is disclosed in Note 20 - Estimated Fair Values in the Bank's 2010 Form 10-K; no changes have been made in the current year.

Valuation Techniques and Significant Inputs. A description of the valuation techniques and significant inputs is disclosed in Note 20 - Estimated Fair Values in the Bank's 2010 Form 10-K; only changes or updates are discussed below.

Investment Securities – non-MBS. The Bank uses the income approach to determine the estimated fair value of non-MBS investment securities. The significant inputs include a market-observable interest rate curve and a discount spread, if applicable.

Notes to Financial Statements (unaudited) (continued)

The following table presents (for those fair value measurements that fell in either Level 2 or Level 3) the significant inputs used to measure fair value for each class of non-MBS investment securities that are carried on the Statement of Condition at fair value as of September 30, 2011.

	Interest Rate Curve	Spread Adjustment
U.S. Treasury bills	U.S. Treasury	None
TLGP investments	LIBOR Swap	(5) basis points
GSE securities	Consolidated Obligations	None

Investment Securities – MBS.  Based on the current lack of significant market activity for private label residential MBS, the fair value measurements for such securities as of September 30, 2011 fell within Level 3 of the fair value hierarchy.

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

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at September 30, 2011 and December 31, 2010.

	September 30, 2011
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$729,918	$—	$—	$729,918
TLGP investments	—	250,057	—	—	250,057
Other non-MBS	4,088	—	—	—	4,088
Total trading securities	$4,088	$979,975	$—	$—	$984,063
AFS securities:
GSE securities	$—	$500,403	$—	$—	$500,403
Mutual funds partially securing employee benefit plan obligations	1,998	—	—	—	1,998
GSE residential MBS	—	1,046,557	—	—	1,046,557
Private label MBS:
Private label residential	—	—	1,777,216	—	1,777,216
HELOCs	—	—	15,969	—	15,969
Total AFS securities	$1,998	$1,546,960	$1,793,185	$—	$3,342,143
Derivative assets:
Interest rate related	$—	$428,152	$—	$(393,652)	$34,500
Mortgage delivery commitments	—	289	—	—	289
Total derivative assets	$—	$428,441	$—	$(393,652)	$34,789
Total assets at fair value	$6,086	$2,955,376	$1,793,185	$(393,652)	$4,360,995
Liabilities:
Derivative liabilities:
Interest rate related	$—	1,429,220	$—	$(966,996)	$462,224
Mortgage delivery commitments	—	25	—	—	25
Total liabilities at fair value	$—	$1,429,245	$—	$(966,996)	$462,249

Notes to Financial Statements (unaudited) (continued)

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$879,861	$—	$—	$879,861
TLGP investments	—	250,094	—	—	250,094
Mutual funds offsetting deferred compensation	6,026	—	—	—	6,026
Total trading securities	$6,026	$1,129,955	$—	$—	$1,135,981
AFS securities:
Mutual funds partially securing employee benefit plan obligations	$1,998	$—	$—	$—	$1,998
Private label MBS:
Private label residential	—	—	2,200,438	—	2,200,438
HELOCs	—	—	15,357	—	15,357
Total AFS securities	$1,998	$—	$2,215,795	$—	$2,217,793
Derivative assets:
Interest rate related	$—	$367,128	$—	$(344,455)	$22,673
Mortgage delivery commitments	—	126	—	—	126
Total derivative assets	$—	$367,254	$—	$(344,455)	$22,799
Total assets at fair value	$8,024	$1,497,209	$2,215,795	$(344,455)	$3,376,573
Liabilities:
Derivative liabilities:
Interest rate related	$—	$1,298,181	$—	$(690,340)	$607,841
Mortgage delivery commitments	—	70	—	—	70
Total liabilities at fair value	$—	$1,298,251	$—	$(690,340)	$607,911
Note:
(1)Amounts represent the effect of legally enforceable master netting agreements on derivatives that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

There were no transfers between Levels 1 and 2 during the first nine months of 2011.

Notes to Financial Statements (unaudited) (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the first nine months of 2011 and 2010. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Nine Months Ended September 30, 2011	AFS Private Label MBS- HELOCs Nine Months Ended September 30, 2011	AFS Private Label MBS-Residential Nine Months Ended September 30, 2010	AFS Private Label MBS- HELOCs Nine Months Ended September 30, 2010
Balance at beginning of period	$2,200,438	$15,357	$2,380,973	$14,335
Total gains (losses) (realized/unrealized):
Included in net gains on sale of AFS securities	7,278	—	8,331	—
Included in net OTTI credit losses	(36,320)	(787)	(141,588)	(1,077)
Included in AOCI	83,625	4,541	430,908	6,055
Purchases, issuances, sales and settlements:
Sales	(132,362)	—	(220,119)	—
Settlements	(436,368)	(3,142)	(420,884)	(3,795)
Transfer to (from) Level 3	—	—	—	—
Transfer of OTTI securities, from HTM to AFS	90,925	—	319,194	—
Balance at September 30	$1,777,216	$15,969	$2,356,815	$15,518
Total amount of losses for the periods presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30	$(36,320)	$(787)	$(110,168)	$(1,077)

During the first nine months of 2011, the Bank transferred four private label MBS from its HTM portfolio to its AFS portfolio, in the period in which the OTTI charge was recorded. During the first nine months of 2010, the Bank transferred seven private label MBS from its HTM portfolio to its AFS portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above. Further details, including the OTTI charges relating to this transfer and the rationale for the transfer, are presented in Note 3 to these unaudited financial statements.

Notes to Financial Statements (unaudited) (continued)

Note 14 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in millions)	September 30, 2011			December 31, 2010
Notional amount	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding (1)	$6,731.7	$315.1	$7,046.8	$10,114.1
Commitments to fund additional advances and BOB loans	550.5	—	550.5	1,554.0
Commitments to fund or purchase mortgage loans	25.7	—	25.7	21.8
Unsettled consolidated obligation bonds, at par(2)	525.0	—	525.0	165.0
Notes:
(1) Includes approved requests to issue future standby letters of credit of $323.6 million and $485.3 million at September 30, 2011 and December 31, 2010, respectively.
(2) Includes $455.0 million and $85.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at September 30, 2011 and December 31, 2010, respectively.

Commitments to Extend Credit. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s DDA account. Any remaining amounts not covered by the withdrawal from the member’s DDA account are converted into a collateralized advance. The original terms of these standby letters of credit, including related commitments, ranged from less than one month to 4 years, including a final expiration in 2013. Commitments that legally bind and unconditionally obligate the Bank for additional advances, including BOB loans, can be for periods of up to twelve months.

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $638 thousand and $1.7 million as of September 30, 2011 and December 31, 2010, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

Based on management’s credit analyses, collateral requirements, and adherence to the requirements set forth in Bank policy and Finance Agency regulations, the Bank has not recorded any additional liability on these commitments and standby letters of credit. Excluding BOB, commitments and standby letters of credit are collateralized at the time of issuance. The Bank records a liability with respect to BOB commitments, which is reflected in other liabilities on the Statement of Condition. At September 30, 2011, the Bank had $100 thousand in outstanding BOB commitments.

The Bank does not have any legally binding or unconditional unused lines of credit for advances at September 30, 2011 and December 31, 2010. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding of $7.5 billion at September 30, 2011 and $7.4 billion at December 31, 2010.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $25.7 million and $21.8 million at September 30, 2011 and December 31, 2010, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at their fair value.

Pledged Collateral. The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of September 30, 2011, the Bank has pledged total collateral of $979.0 million, including cash of $592.9 million and securities that cannot be sold or repledged with a fair value of $386.1 million, to certain of its derivative counterparties. As of December 31, 2010, the Bank had pledged total collateral of $647.3 million, including cash of $353.3 million and securities that cannot be sold or repledged with a fair value of $294.0 million, to certain of its derivative counterparties. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty. The Bank reported $386.1 million and $294.0 million of the collateral as trading securities as of September 30, 2011 and December 31, 2010, respectively.

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

During the third quarter of 2011, the Bank and the management of the Lehman bankruptcy estate entered into a termination agreement concluding on the stipulated amount of the Bank’s claim on the Lehman estate. Also during the third quarter, the Bank sold the stipulated claim resulting in a gain of approximately $1.9 million which was recognized in the third quarter of 2011.

Notes 6, 9, 10, 11 and 12 also discuss other commitments and contingencies.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management's Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2011.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

As previously reported, the Bank terminated multiple interest rate swap transactions with Lehman Brothers Special Financing, Inc. (LBSF) effective September 19, 2008. The Bank had been prosecuting, as a general unsecured claim, its claim against LBSF and Lehman Brothers Holding, Inc. as guarantor (LBSF and LBHI, collectively referred to as Lehman) relating to the right of the Bank to the return of the $41.5 million in Bank posted cash collateral.

During the third quarter of 2011, the Bank and the management of the Lehman bankruptcy estate entered into a termination agreement concluding on the stipulated amount of the Bank’s claim on the Lehman estate. Also during the third quarter of 2011, the Bank sold the stipulated claim resulting in a gain of approximately $1.9 million which was recognized in the third quarter of 2011.

On September 23, 2009, the Bank filed two complaints in state court, the Court of Common Pleas of Allegheny County, Pennsylvania relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held approximately 6 percent of the Bank’s capital stock as of September 30, 2011 and December 31, 2010.

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

The following table presents the Moody's and S&P ratings for the FHLBank System and each of the FHLBanks within the System, reflecting the benefit of the support the FHLBanks receive from the U.S. government, as of November 7, 2011.

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

In August 2011, Moody's reaffirmed the U.S. government's AAA debt rating, as well as the ratings of all U.S. government-related institutions that are directly linked to the U.S. government or are otherwise vulnerable to sovereign risk, and revised the outlook to negative. In addition, in August 2011, S&P lowered its U.S. long-term AAA sovereign credit rating, as well as the long-term credit ratings of all FHLBanks previously rated AAA, to AA+ with negative outlook. See the Executive Summary discussion in Part I, Item 2. Management's Discussion and Analysis in this Form 10-Q for details regarding these actions.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: (Removed and Reserved)

Item 5: Other Information

None.

Item 6: Exhibits

Exhibit 10.10.3.1	Amendment of the Amended and Restated Executive Officer Temporary Incentive Plan effective January 1, 2011
Exhibit 31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer
Exhibit 32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Financial Officer
Exhibit 101	Interactive Data File (XBRL)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: November 8, 2011

By: /s/ Kristina K. Williams
Kristina K. Williams
Chief Operating Officer & Chief Financial Officer