Form 10-K
period 2011-12-31
Federal Home Loan Bank of Pittsburgh
filed 2012-03-15
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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
[]Yes [x]No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x]Yes []No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [x] Yes [] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [x]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☐ Smaller reporting company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [] Yes [x] No

Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2011, the aggregate par value of the stock held by current and former members of the registrant was approximately $3,695.5 million. There were 32,807,661 shares of common stock outstanding at February 29, 2012.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Forward-Looking Information

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Federal Home Loan Bank of Pittsburgh (the Bank) cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly Other-Than-Temporary Impairment (OTTI) process; changes in the Bank's capital structure; changes in the Bank's capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances' prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the FHLBank System's debt rating or the Bank's rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank's ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; and timing and volume of market activity.

Item 1: Business

The Bank's mission is to provide a readily available, low-cost source of funds for housing and community lenders. The Bank strives to enhance the availability of credit for residential mortgages and targeted community development. The Bank manages its own liquidity so that funds are available to meet members’ demand for advances (loans to members and eligible nonmember housing associates). By providing needed liquidity and enhancing competition in the mortgage market, the Bank’s lending programs benefit homebuyers and communities.

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

These conditions, combined with ongoing concern about the lasting effects of the financial crisis, continued to affect the Bank’s business, results of operations and financial condition in 2011, as well as that of the Bank’s members, and may continue to exert a significant negative effect in the future.

General

History.  The Bank is one of twelve Federal Home Loan Banks (FHLBanks). The FHLBanks operate as separate entities with their own managements, employees and boards of directors. The twelve FHLBanks, along with the Office of Finance (OF - the FHLBanks’ fiscal agent) and the Federal Housing Finance Agency (FHFA or Finance Agency - the FHLBanks’ regulator) comprise the Federal Home Loan Bank System (FHLBank System). The FHLBanks were organized under the authority of the Federal Home Loan Bank Act of 1932, as amended (the Act). The FHLBanks are commonly referred to as government-sponsored enterprises (GSEs), which generally means they are a combination of private capital and public sponsorship. The public sponsorship attributes include: (1) being exempt from federal, state and local taxation, except real estate taxes; (2) being exempt from registration under the Securities Act of 1933 (the 1933 Act) (although the FHLBanks are required by Finance Agency regulation and the Housing and Economic Recovery Act of 2008 (the Housing Act) to register a class of their equity securities under the Securities Exchange Act of 1934 (the 1934 Act)) and (3) having a line of credit with the U.S. Treasury. This line represents the U.S. Treasury’s authority to purchase consolidated obligations in an amount up to $4 billion.

Cooperative.  The Bank is a cooperative institution, owned by financial institutions that are also its primary customers. Any building and loan association, savings and loan association, commercial bank, homestead association, insurance company, savings bank, credit union or insured depository institution that maintains its principal place of business in Delaware, Pennsylvania or

West Virginia and that meets varying requirements can apply for membership in the Bank. The Housing Act expanded membership to include Community Development Financial Institutions (CDFIs). Pursuant to the Housing Act, the Finance Agency amended its membership regulations to authorize non-federally insured CDFIs to become members of an FHLBank. Eligible CDFIs include community development loan funds, venture capital funds and state-chartered credit unions without federal insurance. All members are required to purchase capital stock in the Bank as a condition of membership. The capital stock of the Bank can be purchased only by members.

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

Overview.  As a GSE, the Bank’s principal strategic position has historically been derived from its ability to raise funds in the capital markets at narrow spreads to the U.S. Treasury yield curve. Typically, this fundamental competitive advantage, coupled with the joint and several cross-guarantee on FHLBank System debt, has distinguished the Bank in the capital markets and has enabled it to provide attractively priced funding to members. However, as the financial crisis worsened in 2008, the spread between FHLBank System debt and U.S. Treasury debt widened, making it more difficult for the Bank to provide term funding to members at attractive rates in the beginning of 2009. During 2009, debt spreads began to narrow, funding costs began to improve and the attractiveness of longer-term FHLBank debt showed some improvement as well. In 2010, debt spreads displayed substantially less volatility than the past few years and the Bank's ability to attract favorable pricing on longer-term and callable debt vastly improved. This low volatility spread environment persisted through mid-2011, when it appeared that Congress might not raise the debt ceiling. Subsequent to the debt ceiling being raised in early August of 2011 and for the remainder of 2011, FHLBank spreads to the London Interbank Offered Rate (LIBOR) improved while spreads to U.S. Treasury debt widened as the credit crisis in Europe intensified, investors sought safe haven for their funds and the supply of FHLBank debt continued to shrink.

Though chartered by Congress, the Bank is privately capitalized by its member institutions, which are voluntary participants in its cooperative structure. The characterization of the Bank as a voluntary cooperative with the status of a federal instrumentality differentiates the Bank from a traditional banking institution in three principal ways:

•
Members voluntarily commit capital required for membership principally to gain access to the funding and other services provided by the Bank. The value in membership is derived from the access to liquidity and the availability of favorably priced liquidity, as well as the potential for a dividend on the capital investment. Management recognizes that financial institutions choose membership in the Bank principally for access to attractively priced liquidity, potential to receive dividends, and the value of the products offered within this cooperative.

•
Because the Bank’s customers and shareholders are predominantly the same institutions, normally there is a need to balance the pricing expectations of customers with the dividend expectations of shareholders. This is a challenge in the current economic environment. By charging wider spreads on loans to customers, the Bank could potentially generate higher earnings and potentially dividends for shareholders. Yet these same shareholders viewed as customers would generally prefer narrower loan spreads. In normal market conditions, the Bank strives to achieve a balance between the goals of providing liquidity and other services to members at advantageous prices and potentially generating a market-based dividend. The Bank typically does not strive to maximize the dividend yield on the stock, but to produce an earned dividend that compares favorably to short-term interest rates, compensating members for the cost of the capital they have invested in the Bank. On December 23, 2008 the Bank voluntarily suspended dividend payments until such time that the Bank believed it is prudent to restore them, in an effort to build retained earnings. On February 22, 2012, the Bank declared a dividend equal to an annual yield of 0.10%.

•
The Bank is different from a traditional banking institution because its GSE charter is based on a public policy purpose to assure liquidity for housing and to enhance the availability of affordable housing for lower-income households. In upholding its public policy mission, the Bank offers a number of programs that consume a portion of earnings that might otherwise be available to its shareholders. The cooperative GSE character of this voluntary membership organization leads management to strive to optimize the primary purpose of membership, access to funding, as well as the overall value of Bank membership.

Nonmember Borrowers.  In addition to member institutions, the Bank is permitted under the Act to make advances to nonmember housing associates that are approved mortgagees under Title II of the National Housing Act. These eligible housing associates must be chartered under law, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. The Bank must approve each applicant. Housing associates are not subject to certain provisions of the Act that are applicable to members, such as the capital stock purchase requirements. However, they are generally subject to more restrictive lending and collateral requirements than those applicable to members. Housing associates that are not state housing finance agencies are limited to pledging to the Bank as security for advances their Federal Housing Administration (FHA) mortgage loans and securities backed by FHA mortgage loans. Housing associates that are state housing finance agencies (that is, they are also instrumentalities of state or local governments) may, in addition to pledging FHA mortgages and securities backed by FHA mortgages, also pledge the following as collateral for Bank advances: (1) U.S. Treasury and agency securities; (2) single and multifamily mortgages; (3) AAA-rated securities backed by single and multifamily mortgages; and (4) deposits with the Bank. As of December 31, 2011, the Bank has approved three state housing finance agencies; two are currently eligible to borrow from the Bank. None had an outstanding advance balance as of December 31, 2011.

Regulatory Oversight, Audits and Examinations

Supervision and Regulation.  The Bank and OF are supervised and regulated by the Finance Agency, which is an independent agency in the executive branch of the United States government. The Finance Agency ensures that the Bank carries out its housing finance mission, remains adequately capitalized and is able to raise funds in the capital markets, and operates in a safe and sound manner. The Finance Agency establishes regulations and otherwise supervises Bank operations primarily via periodic examinations. The Government Corporation Control Act provides that, before a government corporation issues and offers obligations to the public, the Secretary of the U.S. Treasury has the authority to prescribe the form, denomination, maturity, interest rate, and conditions of the obligations; the way and time issued; and the selling price. The U.S. Treasury receives the Finance Agency’s annual report to Congress, weekly reports reflecting consolidated obligation transactions, and other reports on operations. The Bank is also subject to regulation by the Securities and Exchange Commission (SEC).

Examination.  At a minimum, the Finance Agency conducts annual onsite examinations of the operations of the Bank. In addition, the Comptroller General has authority under the Act to audit or examine the Finance Agency and the Bank and to decide the extent to which they fairly and effectively fulfill the purposes of the Act. Furthermore, the Government Corporation Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then he or she must report the results and provide his or her recommendations to Congress, the Office of Management and Budget (OMB), and the FHLBank in question. The Comptroller General may also conduct his or her own audit of any financial statements of the Bank.

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

The following table summarizes the advance products offered by the Bank as of December 31, 2011. This information excludes mortgage loans purchased by the Bank and held for portfolio and loans relating to the Banking on Business (BOB) program, which are discussed separately in this Item 1.

Product	Description	Pricing (1)	Maturity
RepoPlus	Short-term fixed-rate advances; principal and interest paid at maturity.	8 - 75	1 day to 3 months
Mid-Term RepoPlus	Mid-term fixed-rate and adjustable-rate advances; principal paid at maturity; interest paid monthly or quarterly.	8 - 27	3 months to 3 years
Core (Term) (2)
Long-term fixed- and adjustable-rate advances; principal paid at maturity; interest paid monthly or quarterly (includes amortizing loans with principal and interest paid monthly); AHP loans and CI loans; advances in which the member has right to prepay loan without a fee after a specified period; interest paid quarterly.
		10 - 35	3 years to 30 years
Convertible Select	Long-term fixed-rate and adjustable-rate advances with conversion options sold by member; principal paid at maturity; interest paid quarterly.	20 - 35	1 year to 15 years
Notes:
(1)Pricing spread over the Bank’s cost of funds at origination, quoted in basis points (bps). One basis point equals 0.01%.
(2)Beginning August 3, 2009, the Bank simplified its menu of advance products and eliminated the Hedge Select product; legacy balances, however, remained at December 31, 2011 and are included in Core (Term) Advances.

RepoPlus.  The Bank serves as a major source of liquidity for its members. Access to the Bank for liquidity purposes can reduce the amount of low-yielding liquid assets a member would otherwise need to hold. The Bank’s RepoPlus advance products serve member short-term liquidity needs: RepoPlus is typically a short-term (1-89 day) fixed-rate product while the Open RepoPlus is a revolving line of credit which allows members to borrow, repay and re-borrow based on the terms of these lines of credit. As of December 31, 2011, the total par value of these advances was $4.6 billion, or 15.5% of the total advance portfolio. These short-term balances tend to be extremely volatile as members borrow and repay frequently.

Mid-Term RepoPlus.  The Bank’s advance products also help members in asset/liability management by offering advances to minimize the risks associated with the maturity, amortization and prepayment characteristics of mortgage loans. Such advances from the Bank can reduce a member’s interest rate risk associated with holding long-term fixed-rate mortgage loans. The Mid-Term RepoPlus product assists members with managing intermediate-term interest rate risk. To assist members with managing the basis risk, or the risk of a change in the spread relationship between two indices, the Bank offers adjustable-rate Mid-Term RepoPlus advances with maturity terms between 3 months and 3 years. Adjustable-rate, Mid-Term RepoPlus advances can be priced based on 1-month LIBOR or 3-month LIBOR indices. As of December 31, 2011, the par value of Mid-Term RepoPlus advances totaled $7.2 billion, or 24.7% of the total advance portfolio. These balances tend to be somewhat unpredictable as these advances are not always replaced as they mature; the Bank’s members’ liquidity needs drive these fluctuations.

Core (Term) Advances.  For managing longer-term interest rate risk and to assist with asset/liability management, the Bank primarily offers long-term fixed-rate advances for terms from 3 to 30 years. Amortizing long-term fixed-rate advances can be fully amortized on a monthly basis over the term of the loan or amortized balloon-style, based on an amortization term longer than the maturity of the loan. Advances in which members have the right to prepay the advance without a fee, are called Returnable advances and are included in this category. As of December 31, 2011, the par value of Core (Term) advances totaled $13.5 billion, or 46.2% of the total advance portfolio.

Convertible Select .  Some of the Bank’s advances contain embedded options which the member can sell to the Bank. As of December 31, 2011, the par value of advances for which the Bank had the right to convert the advance, called Convertible Select, constituted $4.0 billion, or 13.6% of the total advance portfolio.

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

Collateral Agreements.  The Bank provides members with two options regarding collateral agreements: a blanket collateral pledge agreement and a specific collateral pledge agreement. Under a blanket agreement, the Bank obtains a lien against all of the member’s unencumbered eligible collateral assets and most ineligible collateral assets, to secure the member’s obligations with the Bank. Under a specific agreement, the Bank obtains a lien against specific eligible collateral assets of a member, to secure the member’s obligations with the Bank. The member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral. As a practical matter, collateral is typically delivered to the Bank or its third party custodian under specific pledge agreements. The specific agreement covers only those assets or categories of assets identified; the Bank is therefore relying on a specific subset of the member’s total eligible collateral as security for the member’s obligations to the Bank. In both cases (for members borrowing under either blanket or specific agreement), the Bank perfects its security interest under Article 9 of the Uniform Commercial Code (UCC) by filing a financing statement. The Bank requires housing finance agencies (HFAs) and insurance companies to sign specific agreements.

Collateral Status.  These agreements require one of three types of collateral status: undelivered, detailed listing or delivered status. A member is assigned a collateral status based on the Bank’s determination of the member’s current financial condition and credit product usage, as well as other available information.

The least restrictive collateral status, and the most widely used by the Bank’s members, is the undelivered collateral status. This status is generally assigned to lower risk institutions pledging collateral. Under undelivered collateral status, a member borrower is not required to deliver detailed reporting on pledged loans; rather, the Bank monitors eligible collateral using the Qualifying Collateral Report (QCR), derived from regulatory financial reports, which are typically submitted quarterly to the Bank by the member. Origination of new advances or renewal of advances must be secured by certain eligible collateral categories. Approximately 95% of Total Credit Products (TCP) outstanding was secured by collateral pledged to the Bank under a blanket lien agreement and in undelivered status at December 31, 2011. The remaining 5% of TCP outstanding was secured by collateral pledged under listing or delivery status, which is discussed below. From a TCP perspective, at December 31, 2011, all of the Bank’s top ten borrowers were in undelivered collateral status. Based on outstanding advances only, nine of the Bank's top ten borrowers were in undelivered collateral status, and one insurance company member had delivered collateral securing advances due to its borrowing under a specific pledge type lending agreement, which is discussed below.

Alternatively, the Bank may require members to provide a detailed listing of eligible collateral being pledged to the Bank due to their high usage of Bank credit products or the credit condition of the member. This is referred to as detailed listing collateral status. In this case, the member typically retains physical possession of collateral pledged to the Bank but provides a listing of assets pledged. In some cases, the member may benefit by listing collateral, in lieu of non-listed status, since it may result in a higher collateral weighting being applied to the collateral. The Bank benefits from listing collateral status because it provides more loan information to calculate a more precise valuation on the collateral. Typically, those members with high usage are covered under listing status with a blanket agreement.

The third collateral status is delivered, or possession, collateral status. In this case, the Bank requires the member to deliver physical possession, or grant control of, eligible collateral (in an amount sufficient to fully secure all outstanding obligations) to the Bank, including through a third party custodian for the Bank. Typically, the Bank would take physical possession/control of collateral if the financial condition of the member was deteriorating or if the member exceeded certain credit product usage triggers. Delivery of collateral may also be required if there is a regulatory action taken against the member by its regulator that would indicate inadequate controls or other conditions that would be of concern to the Bank. Collateral delivery status is often required for members borrowing under specific pledge agreements, as a practical means for maintaining specifically listed collateral. The Bank requires delivery to a restricted account at the Bank or under the Bank's control of all securities pledged as collateral. The Bank also requires delivery of collateral from de novo institution members at least during their first two years of operation and for any other new member where a pre-existing blanket lien is in force with another creditor.

With respect to certain specific collateral pledge agreement borrowers (typically HFAs and insurance companies, as noted above), the Bank takes control of all collateral pledged at the time the loan is made through the delivery of securities or, where applicable, mortgage loans to the Bank or its custodian.

All eligible collateral securing advances is discounted to protect the Bank from default in adverse conditions. These discounts, also referred to as collateral weighting, vary by collateral type and whether the calculation is based on book value or fair value of the collateral. The Bank's collateral discounted values are presented in the table entitled “Lending Value Assigned to the Collateral as a Percentage of Value” below. The discounts typically include margins for estimated costs to sell or liquidate the collateral and the risk of a decline in the collateral value due to market or credit volatility. The Bank reviews the collateral weightings periodically and may adjust them, as well as the members’ reporting requirements to the Bank, for individual borrowers on a case-by-case basis.

The Bank determines the type and amount of collateral each member has available to pledge as security for a member's obligations to the Bank by reviewing, on a quarterly basis, call reports the members file with their primary banking regulators. The resulting total value of collateral available to be pledged to the Bank after any collateral weighting is referred to as a member’s maximum borrowing capacity (MBC). Depending on a member’s credit product usage and current financial condition, that member may also be required to file a QCR on a quarterly or monthly basis. However, all members whose usage exceeds 20% of their MBC must file a QCR quarterly.

The Bank also performs periodic on-site collateral reviews of its borrowing members to confirm the amounts and quality of the eligible collateral pledged for the member’s obligations to the Bank. For certain pledged residential and commercial mortgage loan collateral, as well as delivered and Bank-controlled securities, the Bank employs outside service providers to assist in determining values. In addition, the Bank has developed and maintains an Internal Credit Rating (ICR) system that assigns each member a numerical credit rating on a scale of one to ten. Credit availability and term guidelines are based on a member's ICR and MBC usage. The Bank reserves the right, at its discretion, to refuse certain collateral or to adjust collateral weightings that are applied. In addition, the Bank can require additional or substitute collateral while any obligations of a member to the Bank remain outstanding to protect the Bank's security interest and ensure that it remains fully secured at all times.

See the “Credit and Counterparty Risk - TCP and Collateral” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details of eligible collateral, including amounts and percentages of eligible collateral securing members' obligations to the Bank as of December 31, 2011.

As additional security for each member’s obligations to the Bank, the Bank has a statutory lien on the member’s capital stock in the Bank. In the event of deterioration in the financial condition of a member, the Bank will take possession or control of sufficient eligible collateral to further perfect its security interest in collateral pledged to secure the member's obligations to the Bank. Members with deteriorating creditworthiness or those exceeding certain product usage levels are required to deliver collateral to the Bank or the Bank's custodian to secure the members' obligations with the Bank. Furthermore, the Bank requires specific approval of each of such members’ new or additional advances.

Priority.  The Act affords any security interest granted to the Bank by any member, or any affiliate of a member, priority over the claims and rights of any third party, including any receiver, conservator, trustee or similar party having rights of a lien creditor. The only two exceptions are: (1) claims and rights that would be entitled to priority under otherwise applicable law and are held by actual bona fide purchasers for value; and (2) parties that are secured by actual perfected security interests ahead of the Bank’s security interest. The Bank has detailed liquidation plans in place to promptly exercise the Bank's rights regarding securities, loan collateral, and other collateral upon the failure of a member. At December 31, 2011 and 2010, respectively, on a borrower-by-borrower basis, the Bank had a perfected security interest in eligible collateral with an eligible collateral value (after collateral weightings) in excess of the book value of all members' and nonmember housing associates' obligations to the Bank. Management believes that adequate policies and procedures are in place to effectively manage the Bank’s credit risk associated with lending to members and nonmember housing associates. To ensure its position as a first-priority secured creditor, the Bank is generally more likely to take possession of collateral posted by insurance companies.

Nationally, during 2011, 92 Federal Deposit Insurance Corporation ( FDIC) – insured institutions failed. None of the FHLBanks have incurred any losses on advances or letters of credit outstanding to these institutions. Although the majority of these institutions were members of the System, none were members of the Bank. As of March 14, 2012, the Bank experienced one member failure in 2012. Upon closure by the Office of the Comptroller of the Currency, all of the member's credit obligations were fully assumed and secured through an FDIC Purchase and Assumption agreement with an out-of-district non-member financial institution. All credit obligations were promptly paid off in full.

Types of Collateral.  At December 31, 2011, approximately 52% of the total member eligible collateral (after collateral weighting) available to secure members' obligations to the Bank was single-family, residential mortgage loans. Generally, the

Bank uses a discounted cash flow model to value its listed or delivered traditional mortgage loan collateral. The Bank contracts with a leading provider of comprehensive mortgage analytical pricing to provide more precise valuations of some listed and delivered residential mortgage loan collateral. The Bank assigns book value to non-listed and non-delivered collateral.

The Bank also may accept other real estate related collateral (ORERC) as eligible collateral if it has a readily ascertainable value and the Bank is able to perfect its security interest. Types of eligible ORERC include commercial mortgage loans and second-mortgage installment loans. The Bank uses a leading provider of multi-family and commercial mortgage analytical pricing to provide more precise valuations of listed and delivered multi-family and commercial mortgage loan collateral. ORERC accounts for approximately 39% of the total amount of eligible collateral (after collateral weighting) held by members as of December 31, 2011.

Another category of eligible collateral is high quality securities. This typically includes U.S. Treasuries, U.S. agency securities, Temporary Liquidity Guarantee Program (TLGP) investments, GSE MBS, and certain private label MBS with a credit rating of AAA and acquired by the member prior to July 10, 2007. This category accounted for approximately 3% of the total amount of eligible collateral (after collateral weighting) used to secure obligations to the Bank at December 31, 2011. In 2010, the Bank began requiring delivery of such securities to be included in a member’s MBC.

The Bank also accepts FHLBank deposits and multi-family residential mortgage loans as eligible collateral. These comprised 6% of the collateral (after collateral weighting) used to secure obligations to the Bank at December 31, 2011.

In addition, member Community Financial Institutions (CFIs) may pledge a broader array of collateral to the Bank, including secured small business, small farm, small agri-business and community development loans. The Housing Act defines member CFIs as FDIC-insured institutions with no more than $1.04 billion (the limit during 2011) in average assets over the past three years. This limit may be adjusted by the Finance Agency based on changes in the Consumer Price Index; for 2012, the limit has been adjusted to $1.08 billion . The determination to accept such collateral is at the discretion of the Bank and is made on a case-by-case basis. If delivery of collateral is required, the Bank will accept such ORERC and CFI collateral only after determining the member has exhausted all other available collateral of the types enumerated above. Advances to members holding CFI collateral within their collateral base totaled approximately $3.2 billion as of December 31, 2011. However, these loans were collateralized by sufficient levels of non-CFI collateral. All member advances are fully secured by residential mortgage assets, ORERC, eligible securities and/or CFI collateral.

The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories; such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than prime loans.

Nontraditional residential mortgage loans are defined by the Bank's Collateral Policy as mortgage loans that allow borrowers to defer payment of principal or interest. These loans, also referred to as “alternative” or “exotic” mortgage loans, may be interest-only loans, payment-option loans, negative-amortization, or have other features, such as, but not limited to, variable interest rates with below-market introductory rates, simultaneous second-lien loans and reduced documentation to support the repayment capacity of the borrower. Nontraditional residential mortgage loans exhibit characteristics that may result in increased risk relative to traditional residential mortgage loan products. They may pose even greater risk when granted to borrowers with undocumented or undemonstrated repayment capacity, for example, low or no documentation loans or credit characteristics that would be characterized as subprime. The potential for increased risk is particularly true if the nontraditional residential mortgage loans are not underwritten to the fully indexed rate.

The Bank no longer accepts subprime residential mortgage loans as qualifying collateral. Although subprime mortgages are not considered to be an eligible collateral asset class by the Bank, it is possible that the Bank may have subprime mortgages pledged as collateral through the blanket-lien pledge. However, the Bank accepts loans with a FICO score of 660 or below if there are other mitigating factors, including a loan-to-value (LTV) ratio of 65% or less and one of the following: (1) a debt-to-income ratio of 35% or less or (2) a satisfactory payment history over the past 12 months (no 30-day delinquencies). For loans in which no FICO is available, a collateral weighting of 60% will apply. The Bank requires members to identify the amount of subprime and nontraditional mortgage collateral in its QCR each quarter. Therefore, loans identified as subprime are not included in a member's MBC.

Regarding nontraditional mortgage collateral, the Bank implemented modifications to the QCR process whereby filing members stratify their holdings of first lien residential mortgage loans into traditional, qualifying low FICO, and qualifying unknown FICO categories. The Bank allows nontraditional residential mortgage loans that are prescribed within the Member Product Policy to be pledged as collateral and used to determine a member's MBC. The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and may assign a more conservative collateral weighting. At

December 31, 2011, less than 17% of the Bank's total pledged collateral was considered nontraditional mortgage loans.

Management believes that the Bank has limited collateral exposure to subprime and nontraditional loans due to its business model, conservative policies pertaining to collateral and low credit risk due to the design of its mortgage loan programs.

The various types of eligible collateral and related lending values as of December 31, 2011 are summarized below. Collateral includes wholly-owned member assets (or assets of an affiliate or subsidiary of the member pledged to the Bank, if applicable and approved by FHLBank). The weightings are analyzed on at least a semi-annual basis and adjusted as necessary.

Types of Qualifying Collateral	Lending Value Assigned to the Collateral (as a Percentage of Fair Value)
Securities Collateral	Blanket Delivered (All)	Specific Pledge
FHLBank deposit pledged to FHLBank and under the sole control of FHLBank	100%	100%
U.S. government securities; U.S. agency securities, including securities of the FFCB, TLGP, NCUA, SBA, USDA and FDIC notes; and FHLBank consolidated obligations(2)	97%	96%
MBS, including collateralized mortgage obligations issued or guaranteed by Ginnie Mae, Freddie Mac, and Fannie Mae	95%	93%
Non-agency AAA MBS, including collateralized mortgage obligations, representing a whole interest in such mortgages. Only securities acquired by the member prior to July 10, 2007 will be accepted	75%	72%
Obligations of state or local government units or agencies, rated at least “AA” by a nationally recognized statistical rating organization (NRSRO) for standby letters of credit that assist members in facilitating residential housing finance or community lending	65%	60%

Types of Qualifying Collateral	Lending Value Assigned to the Collateral (as a Percentage of Fair Value)
Residential Mortgage Loan Collateral	Blanket Undelivered	Specific Pledge or Blanket Delivered (Policy)	Blanket Delivered (Credit)
Conventional whole, fully disbursed, first mortgage loans secured by 1-to-4 family residences (owner & non-owner occupied)	80%	75%	70%
Nontraditional mortgage loans (1) as defined by FHLBank	60%	60%	50%
Conventional and FHA whole, fully disbursed first-mortgage loans secured by multifamily properties	60%	55%	50%
Conventional, fully disbursed, second-mortgage loans secured by 1-to-4 family residences; both term loans and revolving lines of credit (HELOC)	60%	55%	50%

Other Real Estate Related Collateral (ORERC)
Farmland loans	60%	55%	50%
Commercial real estate loans (Owner & Non-Owner Occupied) Commercial business loans (CFI only) Construction loans (all types)	50%	45%	40%
Note:
(1) Nontraditional mortgage loan portfolios may be required to be independently identified for collateral review and valuation for inclusion in a member's MBC. This may include a request for loan-level listing on a periodic basis.
(2) Defined as Federal Farm Credit Bank (FFCB), Temporary Liquidity Guarantee Program (TLGP), National Credit Union Administration (NCUA), Small Business Administration (SBA) and U.S. Department of Agriculture (USDA).

During 2011, the Bank implemented several changes to its collateral policies and practices. See the "Credit and Counterparty

Risk - TCP and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis for details regarding these changes.

Investments

Overview.  The Bank maintains a portfolio of investments for three main purposes: liquidity, collateral for derivative counterparties and additional earnings. For liquidity purposes, the Bank invests in shorter-term instruments, including overnight Federal funds and overnight reverse repurchase agreements, to ensure the availability of funds to meet member borrowing requests. In addition, the Bank invests in other short-term instruments, including term Federal funds, interest-earning certificates of deposit and commercial paper. The Bank also maintains a secondary liquidity portfolio, which includes FDIC-guaranteed TLGP investments, NCUA bonds, U.S. Treasury and agency securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. U.S. Treasury securities are the primary source for derivative counterparty collateral.

The Bank further enhances interest income by maintaining a long-term investment portfolio, including securities issued by GSEs and state and local government agencies as well as agency and private label MBS. Securities currently in the portfolio were required to carry one of the top two ratings from Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P) or Fitch Ratings (Fitch) at the time of purchase. All securities in the Bank's investment portfolio were AAA-rated at the time of purchase with the exception of one pre-2004 vintage security which was rated AA at the time of purchase. The long-term investment portfolio is intended to provide the Bank with higher returns than those available in the short-term money markets. Investment income also bolsters the Bank’s capacity to meet its commitment to affordable housing and community investment, and to cover operating expenses. See the “Credit and Counterparty Risk – Investments” discussion in Risk Management in Item 7. Management’s Discussion and Analysis in this Form 10-K for discussion of the credit risk of the investment portfolio, including OTTI charges, and further information on these securities’ current ratings.

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

•
whole mortgages or other whole loans, other than: (1) those acquired under the Bank’s mortgage purchase program; (2) certain investments targeted to low-income persons or communities; (3) certain marketable direct obligations of state, local or tribal government units or agencies, having at least the second highest credit rating from a NRSRO; (4) MBS or asset-backed securities (ABS) backed by manufactured housing loans or home equity loans (HELOCs); and (5) certain foreign housing loans authorized under Section 12(b) of the Act; and

•	non-U.S. dollar denominated securities.

The provisions of Finance Agency regulation further limit the Bank’s investment in MBS and ABS. These provisions require that the total book value of MBS owned by the Bank not exceed 300% of the Bank’s previous month-end regulatory capital on the day of purchase of additional MBS. In addition, the Bank is prohibited from purchasing:

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

The FHLBanks are prohibited from purchasing an FHLBank consolidated obligation as part of the consolidated obligation’s initial issuance. The Bank’s investment policy is more restrictive as it prohibits it from investing in another FHLBank consolidated obligation at any time. The Federal Reserve Board (Federal Reserve) requires Federal Reserve Banks (FRBs) to release interest and principal payments on the FHLBank System consolidated obligations only when there are sufficient funds in the FHLBanks’ account to cover these payments. The prohibitions on purchasing FHLBank consolidated obligations noted above will be temporarily waived if the Bank is obligated to accept the direct placement of consolidated obligation discount notes to assist in the management of any daily funding shortfall of another FHLBank.

The Bank does not consolidate any off-balance sheet special-purpose entities or other conduits.

Mortgage Partnership Finance® (MPF®) Program

Under the MPF Program, the Bank invests in qualifying 5- to 30-year conventional conforming and government-insured fixed-rate mortgage loans secured by one-to-four family residential properties. The MPF Program was developed by the FHLBank of Chicago in 1997 to provide participating members, including housing associates, a secondary market alternative that allows for increased balance sheet liquidity for members as well as removes assets that carry interest rate and prepayment risks from their balance sheets. In addition, the MPF Program provides a greater degree of competition among mortgage purchasers and allows small and mid-sized community-based financial institutions to participate more effectively in the secondary mortgage market.

The Bank currently offers three products under the MPF Program to Participating Financial Institutions (PFIs): Original MPF, MPF Government and MPF Xtra. Further details regarding the credit risk structure for each of the products, as well as additional information regarding the MPF Program and the products offered by the Bank, is provided in the Financial Condition section and the "Credit and Counterparty Risk - Mortgage Loans" discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K. In addition, please see the Risk Factor entitled “The MPF Program has different risks than those related to the Bank’s traditional loan business, which could adversely impact the Bank’s profitability.” in Item 1A. Risk Factors.

Under the MPF Program, (for both Original MPF and MPF Government products) PFIs generally market, originate and service qualifying residential mortgages for sale to the Bank. Member banks have direct knowledge of their mortgage markets and have developed expertise in underwriting and servicing residential mortgage loans. By allowing PFIs to originate mortgage loans, whether through retail or wholesale operations, and to retain or sell servicing of mortgage loans, the MPF Program gives control of the functions that relate to credit risk to PFIs. PFIs also may receive a servicing fee if they choose to retain loan servicing rather than transfer servicing rights to a third-party servicer.

PFIs are paid a credit enhancement (CE) fee for retaining and managing a portion of the credit risk in the conventional mortgage loan portfolios sold to the Bank under the traditional MPF Program. The CE structure motivates PFIs to minimize loan losses on mortgage loans sold to the Bank. The Bank is responsible for managing the interest rate risk, prepayment risk, liquidity risk and a portion of the credit risk associated with the mortgage loans.

 PFI. Members must specifically apply to become a PFI. The Bank reviews the general eligibility of the member including servicing qualifications and ability to supply documents, data and reports required to be delivered under the MPF Program. The Bank added five new PFIs in 2011, and as of December 31, 2011, 105 members were approved participants in the MPF Program. Of the Bank's ten largest members, based on asset size, five members have executed PFI agreements. The Bank purchased mortgage loans totaling $4.8 million from one of these five members during 2011.

Mortgage Loan Purchases. The Bank and the PFI enter into a Master Commitment which provides the general terms under which the PFI will deliver mortgage loans, including a maximum loan delivery amount, maximum CE amount and expiration date. Mortgage loans are purchased by the Bank directly from a PFI pursuant to a delivery commitment, which is a binding agreement between the PFI and the Bank.

Mortgage Loan Participations. The Bank may sell participation interests in purchased mortgage loans to other FHLBanks, institutional third party investors approved in writing by the FHLBank of Chicago, the member that provided the credit enhancement, and other members of the FHLBank System. The Bank may also purchase mortgage loans from other FHLBanks.

Mortgage Loan Servicing. Under the MPF Program, PFIs may retain or sell servicing to third parties. The Bank does not service loans or own any servicing rights. The FHLBank of Chicago acts as the master servicer for the Bank and has contracted with Wells Fargo Bank, N.A. to fulfill the master servicing duties. The Bank pays the PFI or third party servicer a servicing fee to perform these duties. The servicing fee is generally 25 basis points for conventional loans.

MPF Xtra. MPF Xtra allows PFIs to sell residential, conforming fixed-rate mortgages to FHLBank of Chicago, which concurrently sells them to Fannie Mae on a nonrecourse basis. MPF Xtra does not have the CE structure of the traditional MPF Program. Additionally, because these loans are sold from the PFI to FHLBank of Chicago to Fannie Mae, they are not reported on the Bank’s Statement of Condition. With the MPF Xtra product, there is no credit obligation assumed by the PFI or the Bank and no CE fees are paid. PFIs which have completed all required documentation and training are eligible to participate in the program. As of December 31, 2011, 39 PFIs were eligible to participate in the program. Of these, 16 PFIs sold $114.4 million of mortgage loans through the MPF Xtra program for 2011. The Bank receives a nominal fee for facilitating these MPF Xtra transactions.

The FHLBank of Chicago, in its role as MPF Provider, provides the programmatic and operational support for the MPF Program and is responsible for the development and maintenance of the origination, underwriting and servicing guides.

“Mortgage Partnership Finance,” “MPF” and “MPF Xtra” are registered trademarks of the FHLBank of Chicago.

Specialized Programs

The Bank helps members meet their Community Reinvestment Act responsibilities. Through community investment cash advance programs such as the Affordable Housing Program (AHP) and the Community Lending Program (CLP), members have access to subsidized and other low-cost funding. Members use the funds from these programs to create affordable rental and homeownership opportunities, and for community and economic development activities that benefit low- and moderate-income neighborhoods and help revitalize their communities.

Banking on Business (BOB) Loans

The Bank’s BOB loan program is targeted to small businesses in the Bank’s district to assist in the growth and development of small businesses, including both start-up and expansion. The Bank makes funds available to members to extend credit to an approved small business borrower, thereby enabling small businesses to qualify for credit that otherwise may not be available. The original intent of the BOB program was a grant program through members to help facilitate community and economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. As the members collect repayment of the loans directly from the borrowers, the members remit such amounts to the Bank. If the business is unable to repay the loan, it may be forgiven at the member’s request, subject to the Bank’s approval. In 2011 and 2010, the Bank made $2.5 million and $3.5 million, respectively, available to assist small businesses through the BOB loan program.

Deposits

The Act allows the Bank to accept deposits from its members, from any institution for which it is providing correspondent services, from other FHLBanks, or from other Federal instrumentalities. Deposit programs are low-cost funding resources for the Bank, which also provide members a low-risk earning asset that satisfies their regulatory liquidity requirements. The Bank offers several types of deposit programs to its members including demand, overnight and term deposits.

Debt Financing — Consolidated Obligations

The primary source of funds for the Bank is the sale of debt securities, known as consolidated obligations. These consolidated obligations are issued as both bonds and discount notes, depending on maturity. Consolidated obligations are the joint and several obligations of the FHLBanks, backed by the financial resources of the twelve FHLBanks. Consolidated obligations are not obligations of the United States government, and the United States government does not guarantee them. Moody’s has rated consolidated obligations Aaa with negative outlook/P-1, and S&P has rated them AA+ with negative outlook/A-1+. The following table presents the total par value of the consolidated obligations of the Bank and the FHLBank System at December 31, 2011 and 2010.

(in millions)	December 31, 2011	December 31, 2010
Consolidated obligation bonds	$35,134.0	$33,705.9
Consolidated obligation discount notes	10,922.0	13,085.0
Total Bank consolidated obligations	$46,056.0	$46,790.9
Total FHLBank System combined consolidated obligations	$691,867.6	$796,373.7

OF.  The OF has responsibility for issuing and servicing consolidated obligations on behalf of the FHLBanks. The OF also serves as a source of information for the Bank on capital market developments, markets the FHLBank System’s debt on behalf of the Banks, selects and evaluates underwriters, prepares combined financial statements, administers Resolution Funding Corporation (REFCORP) and the Financing Corporation, and manages the Banks’ relationship with the rating agencies and the U.S. Treasury with respect to the consolidated obligations. On August 5, 2011, the Finance Agency issued a notice certifying that the FHLBanks’ July REFCORP payment to the U.S. Department of Treasury, which was based on second quarter 2011 income, resulted in full satisfaction of the FHLBanks’ REFCORP obligation. As a result, the FHLBanks are no longer required to pay quarterly REFCORP assessments.

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

Bonds can be issued in several ways. The first way is through a daily auction for both bullet (non-callable and non-amortizing) and American-style (callable daily after lockout period expires) callable bonds. Bonds can also be issued through a selling group, which typically has multiple lead investment banks on each issue. A third way bonds may be issued is through a negotiated transaction with one or more dealers. The process for issuing bonds under the three general methods above can vary depending on whether the bonds are non-callable or callable.

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

There are three methods for issuing discount notes. First, the OF auctions one-, two-, three- and six-month discount notes twice per week and any FHLBank can request an amount to be issued. The market sets the price for these securities. The second method of issuance is via the OF’s window program through which any FHLBank can offer a specified amount of discount notes at a maximum rate and a specified term up to 365 days. These securities are offered daily through a consolidated discount note selling group of broker-dealers. The third method for discount note issuance is via reverse inquiry, wherein a dealer requests a specified amount of discount notes be issued for a specific date and price. The OF presents reverse inquiries to the FHLBanks, which may or may not choose to issue those particular discount notes.

See the Executive Summary and “Liquidity and Funding Risk” discussion in the Risk Management section, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for further information regarding consolidated obligations and related liquidity risk.

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

In July 2010, the Bank amended its capital plan. This amended capital plan provides members with a stable membership capital stock calculation replacing the Unused Borrowing Capacity calculation. Additionally, the amended plan expanded the acquired member assets (AMA) stock purchase requirement range and prospectively established a capital stock purchase requirement for letters of credit.

Bank capital stock may not be publicly traded; it may be issued, exchanged, redeemed and repurchased at its stated par value of $100 per share. Under the capital plan, capital stock may be redeemed upon five years’ notice, subject to certain conditions. In addition, the Bank has the discretion to repurchase excess stock from members. Ranges have been built into the capital plan to allow the Bank to adjust the stock purchase requirement to meet its regulatory capital requirements, if necessary. On December 23, 2008, the Bank announced its decision to voluntarily suspend excess capital stock repurchases until further notice. This action was taken after careful analysis and consideration of certain negative market trends and the impact on the Bank’s profitability and financial condition. However, on October 29, 2010, the Bank repurchased approximately 5%, or $200 million, of excess capital stock. During 2011, the Bank repurchased approximately $715 million in excess capital stock. The Bank also repurchased approximately $165 million in excess capital stock on February 23, 2012. The amount of excess capital stock repurchased from any member was the lesser of 5% of the member's total capital stock outstanding or its excess capital stock outstanding. Decisions regarding any future repurchases of excess capital stock will be made on a quarterly basis.

Dividends and Retained Earnings.  The Bank may pay dividends from current net earnings or previously retained earnings, subject to certain limitations and conditions. The Bank’s Board may declare and pay dividends in either cash or capital stock. The Bank’s practice has been to pay only a cash dividend. As of December 31, 2011, the balance in retained earnings was $435.3 million of which $4.5 million was restricted (see below for additional discussion on restricted retained earnings). The amount of dividends the Board determines to pay out, if any, is affected by, among other factors, the level of retained earnings recommended under the Bank's retained earnings policy. On December 23, 2008, the Bank announced its decision to voluntarily suspend payment of dividends until further notice. Bank management and the Board believe that (1) the condition of the Bank's private label MBS portfolio; (2) the Bank's overall financial performance and retained earnings levels; (3) the level of retained earnings with respect to the total balance of accumulated other comprehensive income (AOCI) and progress toward the Bank's retained earnings target; (4) developments in the housing, mortgage and credit markets; (5) positive Generally Accepted Accounting Principles (GAAP) earnings; (6) market value to capital stock ratio above 87.5%; and (7) maintenance of adequate excess regulatory capital should all be considered in assessing the Bank’s ability to resume paying a dividend In February 2012, the Board approved a change to the floor for the market value to capital stock ratio, and it is now 90.0%. After considering the metrics described above, on February 22, 2012, the Bank declared a dividend of 0.10% annualized.

Please see the Capital Resources section and the “Risk Governance” discussion in Risk Management, both in Item 7. Management’s Discussion and Analysis in this Form 10-K for additional discussion of the Bank’s capital-related metrics, retained earnings, dividend payments, capital levels and regulatory capital requirements.

Effective February 28, 2011, the Bank entered into a Joint Capital Enhancement Agreement (JCEA) with the other 11 FHLBanks. The JCEA provided that upon satisfaction of the FHLBanks' obligations to REFCORP, each FHLBank will, on a quarterly basis, allocate 20% of its net income to a separate Restricted Retained Earnings account (RRE) until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. On August 5, 2011, the Finance Agency certified that the FHLBanks fully satisfied their REFCORP obligation. Therefore, beginning in the third quarter 2011, the Bank allocated 20% of its net income to a separate RRE account.

The JCEA further required each FHLBank to submit an application to the Finance Agency for approval to amend its capital plan or capital plan submission, as applicable, consistent with the terms of the JCEA. All twelve Banks completed this process in 2011.

For additional details regarding the provisions of the JCEA, including termination of the agreement, dividend restriction period, the capital plan amendment and other terms, see the Form 8-K filed by the Bank on March 1, 2011 and amended on August 5, 2011.

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

 Competition

Advances.  The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including the FRBs, commercial banks, investment banking divisions of commercial banks, and brokered deposits, largely on the basis of cost as well as types and weightings of collateral. Competition is often more significant when originating loans to larger members, which have greater access to the capital markets. Advance balances surged during the credit crisis from 2008 through 2009, but have leveled off since that time, as stability returned to financial markets. Advances rose slightly this year from $29.7 billion at December 31, 2010 to $30.6 billion at December 31, 2011. The year-over-year increase was concentrated in short duration borrowings in the fourth quarter, due to members' liquidity needs. Competition within the FHLBank System is somewhat limited; however, there may be some members of the Bank that have affiliates that are members of other FHLBanks. The Bank’s ability to compete successfully with other FHLBanks for business depends primarily on pricing, dividends, capital stock requirements, credit and collateral terms, and products offered. Additional details regarding the advance portfolio are available in the Financial Condition discussion in Item 7. Management's Discussion and Analysis in this Form 10-K.

Purchase of Mortgage Loans.  Members have several alternative outlets for their mortgage loan production including Fannie Mae, Freddie Mac, and other secondary market conduits. The MPF Program competes with these alternatives on the basis of price and product attributes. Additionally, a member may elect to hold all or a portion of its mortgage loan production in portfolio, potentially funded by an advance from the Bank. The Bank’s volume of conventional, conforming fixed-rate mortgages has declined as a result of the Bank's capital stock requirement, a stagnant housing market and an increase in the number of members keeping loans in portfolio due to a lack of alternative investment opportunities. In addition, the lack of an off-balance sheet solution for the MPF program credit structure caused the Bank to strategically position the MPF Program for community and regional institutions, thereby effectively excluding larger PFIs from participation.

Issuance of Consolidated Obligations.  The Bank competes with the U.S. Treasury, Fannie Mae, Freddie Mac and other GSEs as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt cost. The Bank’s status as a GSE affords certain preferential treatment for its debt obligations under the current regulatory scheme for depository institutions operating in the U.S. as well as preferential tax treatment in a number of state and municipal jurisdictions. Any change in these regulatory conditions as they affect the holders of Bank debt obligations would likely alter the relative competitive position of such debt issuance and result in potentially higher costs to the Bank.

Depending on the final risk weighting that is assigned to FHLBank debt obligation, the effect of either of these regulations could negatively impact the System’s competitive position with respect to debt issuance.

As part of the enhanced prudential standards under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Board of Governors of the Federal Reserve System recently proposed a rule which would make FHLBank and other GSE debt eligible to meet new liquidity standards. This positive development may enhance the competitive position of FHLBank debt issuances. See the Legislative and Regulatory Developments discussion in Item 7. Management's Discussion and Analysis in this Form 10-K for additional discussion.

The issuance of callable debt and the simultaneous execution of callable interest rate derivatives that mirror the debt have been an important source of funding for the Bank. There is considerable competition among high-credit-quality issuers in the markets for callable debt and for derivative agreements, which can raise the cost of issuing this form of debt.

Major Customers

 Sovereign Bank, N.A. and Ally Bank each had advance balances in excess of 10% of the Bank’s total portfolio as of December 31, 2011. See further discussion in the Item 1A. Risk Factor entitled “The loss of significant Bank members or borrowers may have a negative impact on the Bank’s loans and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all which may affect the Bank’s results of operations and financial condition.” and the “Credit and Counterparty Risk - TCP and Collateral” discussion in the Risk Management section in Item 7. Management’s Discussion and Analysis, both in this Form 10-K.

Personnel

 As of December 31, 2011, the Bank had 208 full-time employee positions and three part-time employee positions, for a total of 209.5 full-time equivalents, and an additional 23 contractors. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

 Taxation

The Bank is exempt from all Federal, state and local taxation with the exception of real estate property taxes.

REFCORP and AHP

Through the second quarter of 2011, the Bank was obligated to make payments to REFCORP in an amount of 20% of net earnings after operating expenses and AHP expenses. The Bank was to make these payments to REFCORP until the total amount of payments made by all twelve FHLBanks was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. On August 5, 2011, the Finance Agency issued a notice certifying that the FHLBanks’ July REFCORP payment to the U.S.

Department of Treasury, which was based on second quarter 2011 income, resulted in full satisfaction of the FHLBanks’ REFCORP obligation. As a result, the FHLBanks are no longer required to pay quarterly REFCORP assessments. Beginning in the third quarter of 2011, under the terms of the Amended JCEA, which became effective upon the Finance Agency's approval, the Bank recognizes 20% of its net income as RRE on a prospective basis. The Amended JCEA and RRE account are discussed in further detail in Note 17 Capital in the Notes to Financial Statements.

In addition, the FHLBanks must set aside for the AHP annually on a combined basis, the greater of an aggregate of $100 million or 10% of current year’s net earnings (net income before interest expense related to mandatorily redeemable capital stock). If the Bank experienced a full year net loss, as defined in Note 15 in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate 10% calculation described above is less than $100 million for all twelve FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s net earnings in relation to the income of all FHLBanks for the previous year. Each FHLBank’s required annual AHP contribution is limited to its annual net earnings. If an FHLBank finds that its required contributions are negatively impacting the financial stability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. As allowed by AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). The Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism. See the Risk Factor entitled “The Bank’s AHP and other related community investment programs may be severely affected if the Bank’s annual net income is reduced or eliminated. In addition, programs may be negatively impacted if the Bank is unable to perform its public policy purpose in a meaningful way.” in Item 1A. Risk Factors in this Form 10-K for additional information.

Through the second quarter of 2011, the combined assessments for REFCORP and AHP were equivalent to approximately a 26.5% effective rate for the Bank. The combined REFCORP and AHP assessments for the Bank were $8.4 million and $3.0 million for 2011 and 2010, respectively. Because the Bank was in a net loss position for 2009, it recorded no combined assessment expense for that year.

For additional details regarding the AHP and REFCORP assessments, please see the Earnings Performance discussion in Item 7. Management's Discussion and Analysis and Notes 15 and 16, respectively, in Item 8. Financial Statements and Supplementary Financial Data, both in this Form 10-K.

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

The Bank also makes the Annual Report filed on Form 10-K, Quarterly Reports filed on Form 10-Q, Current Reports filed on Form 8-K, and amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) or 15(d) of the 1934 Act available free of charge on or through its internet website as soon as reasonably practicable after such material is filed with, or furnished to, the SEC. The Bank’s internet website address is www.fhlb-pgh.com. The Bank filed the certifications of the President and Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer required pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 with respect to the Bank's 2011 Annual Report on Form 10-K as exhibits to this Report.

Information about the Bank’s Board and its committees and corporate governance, as well as the Bank’s Code of Conduct, is available in the governance section of the “Investor Relations” link on the Bank’s website at www.fhlb-pgh.com. Printed copies of this information may be requested without charge upon written request to the Legal Department at the Bank.

Item 1A: Risk Factors

There are many factors - several beyond the Bank's control - that could cause results to differ significantly from the Bank's expectations. The following discussion summarizes some of the more important factors that should be considered carefully in evaluating the Bank's business. This discussion is not exhaustive and there may be other factors not described or factors, such as credit, market, operations, business, liquidity, interest rate and other risks, changes in regulations, and changes in accounting requirements, which are described elsewhere in this report (see the Risk Management discussion in Item 7. Management's Discussion and Analysis in this Form 10-K), which could cause results to differ materially from the Bank's expectations. However, management believes that these risks represent the material risks relevant to the Bank, its business and industry. Any factor described in this report could by itself, or together with one or more other factors, adversely affect the Bank's business operations, future results of operations, financial condition or cash flows.

The Bank is subject to legislative and regulatory actions under a complex body of regulations, including Finance Agency regulations, which may be amended in a manner that may affect the Bank's business, operations and financial condition and members' investment in the Bank.

The FHLBanks' business operations, funding costs, rights, obligations, and the environment in which FHLBanks carry out their housing-finance mission are impacted by the Dodd-Frank Act and its implementing regulations. In the absence of final regulations implementing the Dodd-Frank Act, the full extent and nature of that impact cannot be forecasted. For example, regulations on the over-the-counter derivatives market that may be issued under the Dodd-Frank Act could adversely impact the Bank's ability to hedge its interest-rate risk exposure from advances, achieve the Bank's risk management objectives, and act as an intermediary between its members and counterparties. Additional details regarding the Dodd-Frank Act and its implementing regulations are included in Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in this Form 10-K.

In July 2008, the Housing Act was enacted. The Housing Act was intended to, among other things, address the housing finance crisis, expand the Finance Agency's authority and address GSE reform issues. The Administration and Congress are expected to further address GSE reform in 2012. Depending on the terms, such legislation could have a material effect on the Bank. The Helping Families Save Their Home Act of 2009 was enacted to encourage loan modifications in order to prevent mortgage foreclosures and to support the Federal deposit insurance system. The Basel III regulatory initiatives can impact demand for the Bank's advances. Recent mortgage loan principal reduction and loan modification initiatives discussed at the Federal level and the recent state attorneys' general settlement could increase risk of loss in the Bank's MBS portfolio.

In addition to legislation described above, the FHLBanks are also governed by Federal laws and regulations as adopted by Congress and applied by the Finance Agency, an independent agency in the executive branch of the Federal government. The Finance Agency's extensive statutory and regulatory authority over the FHLBanks includes, without limitation, the authority to liquidate, merge, consolidate or redistrict FHLBanks. The Bank cannot predict if or how the Finance Agency could exercise such authority in regard to any FHLBank or the potential impact of such action on members' investment in the Bank. The Finance Agency also has authority over the scope of permissible FHLBank products and activities, including the authority to impose limits on those products and activities. The Finance Agency supervises the Bank and establishes the regulations governing the Bank.

The Bank cannot predict whether new regulations will be promulgated or the effect of any new regulations on the Bank's operations. Changes in Finance Agency regulations and other Finance Agency regulatory actions could result in, among other things, changes in the Bank's capital requirements, an increase in the Banks' cost of funding, a change in permissible business activities, a decrease in the size, scope, or nature of the Banks' lending, investment or mortgage purchase program activities, or a decrease in demand for the Bank's products and services, which could negatively affect its financial condition and results of operations and members' investment in the Bank.

Since enactment in 1932, the Act has been amended many times in ways that have significantly affected the rights and obligations of the FHLBanks and the manner in which they fulfill their housing finance mission. Future legislative changes to the Act may significantly affect the Bank's business, results of operations and financial condition.

The loss of significant Bank members or borrowers may have a negative impact on the Bank's advances and capital stock outstanding and could result in lower demand for its products and services, lower dividends paid to members and higher borrowing costs for remaining members, all which may affect the Bank's results of operations and financial condition.

One or more significant Bank members or borrowers could be merged into nonmembers, withdraw their membership or decrease their business levels with the Bank, which could lead to a significant decrease in the Bank's total assets. Membership withdrawal may be due to a move to another FHLBank district. If member institutions are acquired by institutions outside the Bank's district and the acquiring institution decides not to maintain membership by dissolving charters, the Bank may be adversely affected. This could result in lower demand for products and services and ultimately require the redemption of related capital stock. In the event the Bank would lose one or more large borrowers that represent a significant proportion of its business, the Bank could, depending on the magnitude of the impact, compensate for the loss by suspending, or otherwise restricting, dividend payments and repurchases of excess capital stock, raising loan rates, attempting to reduce operating expenses (which could cause a reduction in service levels or products offered) or by undertaking some combination of these actions. The magnitude of the impact would depend, in part, on the Bank's size and profitability at the time the financial institution ceases to be a borrower.

At December 31, 2011, the Bank's five largest customers, Sovereign Bank, N.A., TD Bank, N.A., Ally Bank, PNC Bank, and Susquehanna Bank accounted for 70.5% of its TCP and owned 44.0% of its outstanding capital stock. Of these members, Sovereign Bank, N.A. and Ally Bank each had outstanding loan balances in excess of 10% of the total portfolio. If any of these members paid off their outstanding loans, reduced their letter of credit activity with the Bank or withdrew from membership, the Bank could experience a material adverse effect on its outstanding loan levels and TCP balances as well as a decrease in demand for its products and services, all of which would impact the Bank's financial condition and results of operations.

See further discussion in the “Credit and Counterparty Risk - Loan Concentration Risk” section of Risk Management in Item 7. Management's Discussion and Analysis and Note 8 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

The Bank faces competition for advances, mortgage loan purchases and access to funding, which could negatively impact earnings.

The Bank's primary business is making advances to its members. The Bank competes with other suppliers of wholesale funding, both secured and unsecured, including commercial banks and their investment banking divisions, the FRBs, the FDIC, and, in some circumstances, other FHLBanks. Members have access to alternative funding sources, which may offer more favorable terms than the Bank offers on its advances, including more flexible credit or collateral standards. In addition, many of the Bank's competitors are not subject to the same body of regulations applicable to the Bank, which enables those competitors to offer products and terms that the Bank is not able to offer. During 2011, the Bank experienced modest volatility in its advances portfolio balance. This was driven by factors such as: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) member dissatisfaction with the Bank's voluntary decision to temporarily suspend dividend payments; (4) current, as well as future, credit market conditions; (5) housing market trends; and (6) the shape of the yield curve.

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

In connection with the MPF Program, the Bank is subject to competition regarding the purchase of conventional, conforming fixed-rate mortgage loans. In this regard, the Bank faces competition in the areas of customer service, purchase prices for the MPF loans and ancillary services such as automated underwriting. The Bank's strongest competitors are large mortgage companies and the other housing GSEs, Fannie Mae and Freddie Mac. The Bank may also compete with other FHLBanks with which members have a relationship through affiliates. Most of the FHLBanks participate in the MPF Program or a similar program known as the Mortgage Purchase Program (MPP). Competition among FHLBanks for MPF business may be affected by the requirement that a member and its affiliates can sell loans into the MPF Program through only one FHLBank relationship at a time, as well as each FHLBank's capital stock requirement for MPF exposure. Some of these mortgage loan competitors have greater resources, larger volumes of business, longer operating histories and more product offerings. In addition, because the volume of conventional, conforming fixed-rate mortgages fluctuates depending on the level of interest rates, the demand for MPF Program products could diminish. Increased competition could result in a reduction in the amount of mortgage loans the Bank is able to purchase and may consequently lower net income.

The FHLBanks also compete with the U.S. Treasury, Fannie Mae and Freddie Mac, as well as corporate, sovereign and supranational entities for funds raised through the issuance of unsecured debt in the national and global debt markets. Increases in the supply of competing debt products may, in the absence of increases in demand, result in higher debt costs or lower amounts of debt issued at the same cost than otherwise would be the case. Increased competition could adversely affect the Bank's ability to have access to funding, reduce the amount of funding available or increase the cost of funding. Any of these effects could adversely affect the Bank's financial condition, results of operations and ability to pay dividends to members.

Continued global financial market disruptions during 2011, combined with the slow pace of recovery from the recession that began in 2008, anemic new job creation, and a weak housing market, have sustained the uncertainty and unpredictability the Bank faces in managing its business. Geopolitical conditions or a natural disaster, especially one affecting the Bank's district, customers or counterparties, could also adversely affect the Bank's business, results of operations or financial condition.

The Bank's business and earnings are affected by international, domestic and district-specific business and economic conditions. These economic conditions, which may also affect counterparty and members' business and results of operations, include real estate values, residential mortgage originations, short-term and long-term interest rates, inflation and inflation expectations, unemployment levels, money supply, fluctuations in both debt and equity markets, and the strength of the foreign, domestic and local economies in which the Bank operates. During the financial crisis, global financial markets suffered significant illiquidity, increased mortgage delinquencies and foreclosures, falling real estate values, the collapse of the secondary market for MBS, loss of investor confidence, a highly volatile stock market and interest rate fluctuations. These disruptions resulted in the bankruptcy or acquisition of numerous major financial institutions and diminished overall confidence in the financial markets. The ongoing weakness of the U.S. housing market and the commercial real estate market, decline in home prices, and loss of jobs contributed to the national recession, resulted in increased delinquencies and defaults on mortgage assets and reduced the value of the collateral securing these assets. In combination, these circumstances could increase the possibility of under-collateralization of the advance portfolio and the risk of loss. Continued deterioration in the mortgage markets resulted in an increase in the Bank's allowance for loan losses on the mortgage loan portfolio and additional OTTI in the private label MBS portfolio in 2011. Additional OTTI losses could be recognized in subsequent years and such losses could be material. Additional realized losses could be recognized if the Bank was forced to liquidate MBS. The financial markets have also reflected this uncertainty via both the equity and fixed income markets. The sovereign debt crisis in Europe sparked a flight to quality through 2011, as investors questioned the stability of the European Union. The European debt crisis has limited the global counterparties with whom the Bank does business and may affect the credit quality of those counterparties.

The Bank is affected by the global economy through member ownership and investor appetite. Changes in perception regarding the stability of the U.S. economy, the creditworthiness of the U.S. government, the degree of government support of financial institutions or the depletion of funds available for investment by overseas investors could lead to changes in foreign interest in investing in, or supporting, U.S. financial institutions or holding FHLBank debt. The recent European debt crisis and investors' demand for more stable, high-quality investments drove down the Bank's debt costs during 2011.

Geopolitical conditions can also affect earnings. Acts or threats of terrorism, actions taken by the U.S. or other governments in response to acts or threats of terrorism or military conflicts, could affect business and economic conditions in the U.S., including both debt and equity markets.

Damage caused by acts of terrorism or natural disasters could adversely impact the Bank or its members, leading to impairment of assets and potential loss exposure. Real property that could be damaged in these events may serve as collateral for loans, or security for the mortgage loans the Bank purchases from its members and the MBS held as investments. If this real property is not sufficiently insured to cover the damages that may occur, there may be insufficient collateral to secure the Bank's loans or investment securities and the Bank may be severely impaired with respect to the value of these assets.

The Bank is also exposed to risk related to a changing interest rate environment, especially in difficult economic times. If this risk is not properly monitored and managed, it could affect the Bank's results of operations and financial condition.

U.S. state and municipal governments are also experiencing significant budgetary problems. These entities may be forced to cut expenses, raise taxes, or both. The expense reductions could include reduced government employment levels. Any of the above actions or the inability of state and municipal governments to address budgetary problems could have a negative effect on the economy. Many of these government entities have already suffered credit downgrades and funding challenges over the past several years. Many member banks invest in securities of, or lend directly to, these state and municipal government entities and therefore could be negatively impacted by any additional credit deterioration.

The Bank's AHP and other related community investment programs may be severely affected if the Bank's annual net income is reduced or eliminated. In addition, programs may be negatively impacted if the Bank is unable to perform its public policy purpose in a meaningful way.

To support its mission, the Bank administers various programs that provide funding for housing and economic development in the communities served by its members, including the AHP. The Bank is required to establish an AHP by regulation. The Bank provides subsidies in the form of direct grants and below-market interest rate advances to members who use the funds to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households.

If the Bank experienced a net loss for a full year, as defined in Note 16 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K, the Bank would have no obligation to the AHP for the year except in the following circumstance: if the result of the aggregate 10% calculation described above is less than $100 million for all twelve FHLBanks, then the Act requires that each FHLBank contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank's net income in relation to the net income of all FHLBanks for the previous year. Each FHLBank's required annual AHP contribution is limited to its annual net income. If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions.

For the year ended December 31, 2009, the Bank did experience a net loss and therefore, in 2009, did not set aside any AHP funding to be awarded during 2010. As allowed by AHP regulations, the Bank elected to allot future periods' required AHP contributions to be awarded during 2010 and 2011 (referred to as Accelerated AHP). The Accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank's mission when it would otherwise be unable to do so, based on its normal funding mechanism. The Bank will credit the Accelerated AHP contribution against required AHP contributions over a period not exceeding five years from their initial contribution period. See Note 16 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

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

Each of the FHLBanks relies upon the issuance of consolidated obligations as a primary source of funds. Consolidated obligations are the joint and several obligations of all of the FHLBanks, backed only by the financial resources of the FHLBanks. Accordingly, the Bank is jointly and severally liable with the other FHLBanks for all consolidated obligations issued, regardless of whether the Bank receives all or any portion of the proceeds from any particular issuance of consolidated obligations. As of December 31, 2011, out of a total of $691.9 billion in par value of consolidated obligations outstanding, the Bank was the primary obligor on $46.0 billion, or approximately 6.6% of the total.

In addition to its extensive and broad authority in regard to the FHLBanks as noted above, the Finance Agency at its discretion may also require any FHLBank to make principal or interest payments due on any consolidated obligation, whether or not the primary obligor FHLBank has defaulted on the payment of that obligation. For example, if the assets of an FHLBank are insufficient to satisfy all of its direct obligations on its outstanding consolidated obligations, the Finance Agency could allocate the outstanding liability among the other FHLBanks on a pro rata or other basis. Accordingly, the Bank could incur significant liability beyond its primary obligation under consolidated obligations which could negatively affect the Bank's financial condition and results of operations.

The Bank or any other FHLBank may be required to, or may voluntarily decide to, provide financial assistance to one or more other FHLBanks. The Bank could be in the position of either receiving or providing such financial assistance, which could have a material effect on the Bank's financial condition and the members' investment in the Bank.

As of February 29, 2012, FHLBank System consolidated obligation bonds have been assigned Aaa/Negative Outlook and AA+/Negative Outlook ratings by Moody's and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody's and S&P, respectively. All FHLBanks have been assigned a short-term rating of P-1 and A-1+ by Moody's and S&P, respectively, and a long-term rating of Aaa/Negative Outlook and AA+/Negative Outlook by Moody's and S&P, respectively. These ratings indicate that the FHLBanks have a strong capacity to meet their commitments to pay principal of and interest on consolidated obligations and that the consolidated obligations are judged to be of high quality with minimal credit risk. The ratings also reflect the FHLBanks' status as GSEs. Items such as future OTTI charges or reserves on advances the Bank may be required to record could result in a lowering of the Bank's stand-alone ratings. This could adversely affect the Bank's ability to issue debt, enter into derivative contracts on acceptable terms and issue standby letters of credit. This could have a negative impact on the Bank's financial condition and results of operations.

It is possible that the credit rating of an FHLBank, another GSE or the U.S. Government could be lowered further by at least one NRSRO at some point in the future, which could adversely affect the Bank's costs of doing business as described above. In addition, further downgrades could negatively impact the Bank's reputation and may result in heightened scrutiny by the regulator.

Additional ratings actions or negative guidance may adversely affect the Bank's cost of funds and ability to issue consolidated obligations and enter into derivative transactions on acceptable terms, which could negatively affect financial condition and results of operations. The Bank's costs of doing business and ability to attract and retain members could also be adversely affected if the credit ratings assigned to the consolidated obligations were lowered from AA+.

The Bank invests in MBS and is subject to risks regarding credit deterioration particularly concerning the private label portion of the portfolio. The higher than expected level of credit risk of the MBS portfolio increases the cash flow uncertainty of these investments. The Bank is also subject to the risk that MBS servicers may fail to perform their obligations to service mortgage loans as collateral for MBS. These risks have adversely impacted the Bank's results of operations and capital position and are likely to continue to do so during 2012.

The Bank invests in MBS, including agency and private label MBS. The MBS portfolio accounted for 19.2% of the Bank's total assets at December 31, 2011 and 37.7% of the Bank's total interest income for 2011. The private label category of these investments carries a significant amount of risk, relative to other investments within the Bank's portfolio.

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

The Bank holds investments in private label MBS which, at the time of purchase, were in senior tranches with the highest long-term debt rating. However, many of those securities have subsequently been downgraded, in some cases below investment grade. See details of this activity in the “Credit and Counterparty Risk-Investments” section of Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K. Throughout 2011, all types of private label MBS experienced delinquencies and loss severities, with the Alt-A portfolio being more heavily impacted. The Bank recorded $27.6 million and $16.4 million of credit-related OTTI charges on Alt-A and Prime private label MBS, respectively during 2011. The Bank also experienced actual cash shortfalls with respect to certain private label MBS. If delinquencies or default rates on mortgages increase, or there is an additional decline in residential real estate values, the Bank could experience reduced yields and additional OTTI credit and noncredit losses on its private label MBS portfolio. During 2011, the U.S. housing market continued to experience negative trends, including accelerating price depreciation, and rising delinquency and default rates in a number of markets. If delinquency or loss rates on mortgages or home equity loans continue to increase in 2012, or a rapid decline or a continuing decline in residential real estate values continues, the Bank could experience additional material credit-related OTTI losses on its investment securities, which would negatively affect the Bank's financial condition, results of operations and its capital position.

The Bank recognized $45.1 million in credit-related OTTI charges related to private label MBS in 2011 after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. The credit loss realized on the Bank's private label MBS is recorded in earnings, which could be up to the difference between the amortized cost basis (pre-OTTI charge) and the present value of the estimated cash flows the Bank expects to realize on the private label MBS over their life. As of December 31, 2011, the Bank did not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis. The Bank may sell select private label MBS held as available-for-sale (AFS) if it is deemed prudent by Bank management. The Bank has not recorded significant OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities). See the “Credit and Counterparty Risk - Investments” discussion in Risk Management in Item 7. Management's Discussion and Analysis and Note 7 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for discussion regarding OTTI analysis and conclusions.

The Bank has insurance on its HELOC MBS investments. Given the weak financial condition of these insurers, it is likely that some of them may be unable to reimburse the Bank for claims under insurance policies on certain securities within the Bank's private label MBS portfolio. As delinquencies increase and credit enhancement provided by a security's subordination structure erodes, it is likely that claims made on these insurance policies will increase. See further discussion regarding monoline insurers in the “Credit and Counterparty Risk-Investments” section of Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K.

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

In the last several years, the largest national mortgage servicers became subject to investigations regarding whether their foreclosure practices met applicable state law requirements. Additionally, courts reviewing various foreclosure proceedings by servicers and trustees for private label MBS have, in some cases, challenged the validity of the trustees' or servicers' actions and their rights in the underlying mortgage loans. To the extent that servicers or trustees for private label MBS owned by the Bank are determined by a court or applicable agency to have failed to meet the applicable legal standards for obtaining necessary rights in the underlying mortgages or failed to meet the applicable legal foreclosure requirements regarding the underlying mortgage loans involved in foreclosure proceedings, the Bank would be subject to increased risk of loss in regard to such underlying mortgage loans. The Bank is also exposed to the risk that a bank used by the servicer could be seized by the FDIC, which may result in additional complications regarding the Bank collecting payments on its securities.

The MPF Program has different risks than those related to the Bank's traditional loan business, which could adversely impact the Bank's profitability.

The Bank participates in the MPF Program with the FHLBank of Chicago as MPF provider. Net mortgage loans held for portfolio accounted for 7.5% of the Bank's total assets as of December 31, 2011 and approximately 25.9% of the Bank's total interest income in 2011. In contrast to the Bank's traditional member loan business, the MPF Program is highly subject to competitive pressures, more susceptible to loan losses, and also carries more interest rate risk, prepayment risk and operational complexity. The residential mortgage loan origination business historically has been a cyclical industry, enjoying periods of strong growth and profitability followed by periods of shrinking volumes and industry-wide losses. General changes in market conditions could have a negative effect on the mortgage loan market. These would include, but are not limited to: rising interest rates slowing mortgage loan originations; an economic downturn creating increased defaults and lowered housing prices; innovative products that do not currently meet the criteria of the MPF Program; and new government programs or mandates. Any of these changes could have a negative impact on the profitability of the MPF Program.

The rate and timing of unscheduled payments and collections of principal on mortgage loans are difficult to predict and can be affected by a variety of factors, including the level of prevailing interest rates, the availability of lender credit, and other economic, demographic, geographic, tax and legal factors. The Bank manages prepayment risk through a combination of consolidated obligation issuance and, to a lesser extent, derivatives. If the level of actual prepayments is higher or lower than expected, the Bank may experience a mismatch with a related consolidated obligation issuance, which could have an adverse impact on net interest income. Also, increased prepayment levels will cause premium amortization to increase, reducing net interest income, and increase the potential for debt overhang. In certain MPF Program products, increased prepayments may also reduce credit enhancements available to absorb credit losses. To the extent one or more of the geographic areas in which the Bank's MPF loan portfolio is concentrated experiences considerable declines in the local housing market, declining economic conditions or a natural disaster, the Bank could experience an increase in the required allowance for loan losses on this portfolio.

Delinquencies, foreclosures and losses with respect to residential mortgage loans increased during 2011. In addition, residential property values in many states continued to decline or, at best, stabilized. However, on average the Bank's MPF loan portfolio has continued to perform better than many residential loan portfolios. The Bank's MPF loan portfolio has a lower concentration of loans in high-risk states and regions of the country than nationwide portfolios, which are experiencing significant property devaluations. The residential mortgage loans in the Bank's portfolio tend to be of a higher credit quality overall compared to national portfolios. The MPF loan portfolio is analyzed for risk of loss through the allowance for loan losses process. As delinquency and loss rates on MPF loans increase, or there is a continued decline in residential real estate values, the Bank will likely experience continuing increases in the allowance for loan losses on its MPF loan portfolio. In the event the Bank was forced to liquidate the entire portfolio, additional losses could be incurred which would adversely impact the Bank's profitability and financial condition.

If FHLBank of Chicago changes the MPF Program or ceases to operate the Program, this would have a negative impact on the Bank's mortgage purchase business, and, consequently, a related decrease in the Bank's net interest margin, financial condition and profitability. Additionally, if FHLBank of Chicago or its third party vendors experiences operational difficulties, such difficulties could have a negative impact on the Bank's financial condition and profitability.

As a part of the MPF Program, mortgage loans with a LTV ratio of 80% or greater are required to have primary mortgage insurance (PMI) to provide a limited amount of credit protection to the Bank. These PMI companies have experienced significant credit deterioration due to the mortgage crisis. As this trend continues and PMI companies are unable to pay claims at the contractual rate, loan losses will increase.

For some MPF Plus product Master Commitments, supplemental mortgage insurance (SMI) coverage was typically available for PFIs to purchase in the past. Due to a lack of insurers writing new SMI policies, the MPF Plus product is not currently being offered to members and the Bank has not purchased loans under MPF Plus commitments since July 2006. For any legacy MPF Plus SMI exposure, the Bank has required the affected PFIs to secure the SMI exposure.

For a description of the MPF Program, the obligations of the Bank with respect to loan losses and a PFI's obligation to provide credit enhancement, see the Mortgage Partnership Finance Program discussion in Item 1. Business, and Item 7. Management's Discussion and Analysis in this Form 10-K. See additional details regarding SMI exposure in the “Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives” discussion in Risk Management in Item 7. Management's Discussion and Analysis

in this Form 10-K.

The Bank may be unable to optimally manage its market risk due to unexpected sizeable adverse market movements that threaten the Bank's interest rate risk/market risk profile faster than Bank strategies can offset. This may adversely affect the Bank's net interest income, results of operations and the market value of its equity.

The Bank is subject to various market risks, including interest rate risk, spread risk, liquidity risk and prepayment risk. The impact of these risks is difficult to manage and, in some cases, may be out of the Bank's control, including but not limited to the impact of accounting classifications, the level of retained earnings, the Bank's risk appetite, and the unwinding of related debt and derivative positions.

The Bank realizes income primarily from the spread between interest earned on loans and investment securities and interest paid on debt and other liabilities, known as net interest income. The Bank's financial performance is affected by fiscal and monetary policies of the Federal government and its agencies and in particular by the policies of the Federal Reserve. The Federal Reserve's policies, which can be difficult to predict, directly and indirectly influence the yield on the Bank's interest-earning assets and the cost of interest-bearing liabilities. Although the Bank uses various methods and procedures to monitor and manage exposures due to changes in interest rates, the Bank may experience instances when its interest-bearing liabilities will be more sensitive to changes in interest rates than its interest-earning assets, when the timing of the re-pricing of interest-bearing liabilities does not coincide with the timing of re-pricing of interest-earning assets, or when the timing of the maturity or paydown of interest-bearing liabilities does not coincide with the timing of the maturity or paydown of the interest-earning assets.

The Bank's ability to anticipate changes regarding the direction and speed of interest rate changes, or to hedge the related exposures, significantly affect the success of the asset and liability management activities and the level of net interest income. The Bank uses derivative instruments to reduce risk. The Bank has strategies which reduce the amount of one-sided fair value adjustments and the resulting impact to the Statement of Operations. However, market movements and volatility affecting the valuation of instruments in hedging relationships can cause income volatility in the form of hedge ineffectiveness. Should the use of derivatives be further limited as a result of regulation or other efforts, with that activity being replaced with a higher volume of debt funding, the Bank may still experience income volatility driven by the market and interest rate sensitivities.

In addition, the Bank's profitability and the market value of its equity, as well as its liquidity and financial condition, are significantly affected by its ability to manage interest rate risks. The Bank uses a number of measures and analyses to monitor and manage interest rate risk. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is not practical. Key assumptions include, but are not limited to, loan volumes and pricing, market conditions for the Bank's consolidated obligations, interest rate spreads and prepayment speeds and cash flows on mortgage-related assets. These assumptions are inherently uncertain and, as a result, the measures cannot precisely estimate net interest income or the market value of equity nor can they precisely predict the impact of higher or lower interest rates on net interest income or the market value of equity. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes and changes in market conditions and management strategies, among other factors. See additional discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K. In December 2008, the Bank implemented changes to its dividend and retained earnings practices, at that time including suspension of excess capital stock repurchases and dividend payments until further notice. In late 2010, the Bank reinstated partial excess capital stock repurchases and executed these partial repurchases in each quarter of 2011 as well as during first quarter 2012. Additionally, the Bank paid a quarterly dividend in first quarter 2012. Decisions on further repurchases of excess capital stock and dividends will be made on a quarterly basis. The Bank continues to monitor its position and evaluate its policies.

The Bank's MBS portfolio is subject to interest rate and prepayment risk, which can impact collectability of principal and interest and negatively impact the Bank's business, results of operations and financial condition.

The impact of changes in market interest rates on MBS can worsen due to prepayment risk. Increases in interest rates may slow prepayments and extend mortgage cash flows. If the debt funding the mortgage assets matures, it would be re-issued at a higher rate and decrease the Bank's net interest income.

Decreases in interest rates may cause an increase in mortgage prepayments and may result in increased premium amortization expense and substandard performance in the Bank's mortgage portfolio as the Bank experiences a return of principal that it must re-invest in a lower rate environment, adversely affecting net interest income over time. While these prepayments would reduce the asset balance, the associated debt may remain outstanding (i.e., debt overhang). As a consequence of the economic recession, decreases in interest rates also reflect a significant decline in economic activity. This results in a weakening of the underlying credit of the collateral supporting the MBS portfolio, increasing the potential for the Bank to experience a credit loss. Historically, the most sizeable adverse market value movements affecting the Bank have been caused by the private label MBS portfolio.

The Bank may be limited in its ability to access the capital markets, which could adversely affect the Bank's liquidity. In addition, if the Bank's ability to access the long-term debt markets would be limited, this may have a material adverse effect on its results of operations and financial condition, as well as its ability to fund operations, including advances.

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of debt frequently, with a variety of maturities and call features and at attractive rates. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank's assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with policies established by management and the Board and Finance Agency guidance requiring up to 15 days of liquidity, depending on the scenario. See the “Liquidity and Funding Risk” discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K for additional information on the Finance Agency guidance.

The ability to obtain funds through the sale of consolidated obligations depends in part on current conditions in the capital markets, which are beyond the Bank's control. Accordingly, the Bank cannot make any assurance that it will be able to obtain funding on acceptable terms, if at all. If the Bank cannot access funding when needed, its ability to support and continue its operations, including providing term funding to members, would be adversely affected, which would negatively affect its financial condition and results of operations.

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

The Commodity Futures Trading Commission (CFTC) and the SEC have issued a rule on certain key terms necessary to regulate the use and clearing of derivatives as required by the Dodd-Frank Act. The definitions of those terms and other derivatives clearing rulemaking may adversely impact the Bank. The CFTC and SEC rulemaking for implementing the Dodd-Frank Act continues. Examples of such key terms include, among others, “swap,” “major swap participant” and “swap dealer.” To the extent that the final regulation defines “swap” to include bona fide loans that include caps or floors or variable rate loans, such loans may be subject to exchange or clearinghouse requirements, which would likely increase the costs of such transactions and reduce the attractiveness of such transactions to the Bank's members. If the Bank is defined to be a “major swap participant” or “swap dealer” it will be required to trade certain of its standardized derivatives transactions through an exchange and clear those transactions through a centralized clearing house, and it will be subject to additional swap-based capital and margin requirements. In either case, the Bank's ability to achieve its risk management objectives and act as an intermediary between its members and counterparties may be materially impacted by this regulation or other regulations implemented under the Dodd-Frank Act that regulate derivatives. Clearing requirements could also negatively impact the Bank's cost of funds which could have a material impact on the Bank's results of operations and financial condition. See Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in this Form 10-K for additional information.

The Administration and Congress are expected to continue deliberating GSE reform in 2012. The outcome of those deliberations and the resulting legislation, if any, could have a material impact on the issuance of and costs associated with FHLBank debt. Additional discussion regarding 2012 ongoing GSE reform efforts is available in the Legislative and Regulatory Developments discussion in Item 7. Management's Discussion and Analysis in this Form 10-K.

The Bank may fail to maintain a sufficient level of retained earnings, fail to meet its minimum regulatory capital requirements, or be otherwise designated by the Finance Agency as undercapitalized, which would impact the Bank's ability to conduct business “as usual,” result in prohibitions on dividends, excess capital stock repurchases and capital stock redemptions and potentially impact the value of Bank membership. This designation may also negatively impact the Bank's credit rating held by the NRSROs and could hinder the achievement of the Bank's economic/community development mission.

The Bank is required to maintain sufficient permanent capital, defined as capital stock plus retained earnings, to meet its combined RBC requirements. These requirements include components for credit risk, market risk and operational risk. Each of the Bank's investments carries a credit RBC requirement that is based on the rating of the investment. As a result, ratings downgrades or credit deterioration of individual investments cause an increase in the total credit RBC requirement. Additionally, the market values on private label MBS have a significant impact on the market RBC requirement. The Bank is also required to maintain certain regulatory capital and leverage ratios. The Bank has been in compliance with these requirements as well as the RBC requirements. Any violation of these requirements will result in prohibitions on stock redemptions and repurchases and dividend payments.

Under the Finance Agency's final Prompt Corrective Action Regulation (PCA Regulation), if the Bank becomes undercapitalized either by failing to meet its regulatory capital requirements, by the Finance Agency exercising its discretion to categorize an FHLBank as undercapitalized or by the Bank failing to meet any additional Finance Agency-imposed minimum capital requirements, then, in addition to the capital stock redemption, excess capital stock repurchase and dividend prohibitions noted above, it will also be subject to asset growth limits. If it becomes significantly undercapitalized, it could be subject to additional actions such as replacement of its Board and management, required capital stock purchase increases and required asset divestiture. The regulatory actions applicable to an FHLBank in a significantly undercapitalized status may also be imposed on an FHLBank by the Finance Agency at its discretion on an undercapitalized FHLBank. Violations could also result in changes in the Bank's member lending, investment or MPF Program purchase activities and changes in permissible business activities. See the Capital Resources discussion in Item 7. Management's Discussion and Analysis in this Form 10-K for further information.

Declines in market conditions could also result in a violation of regulatory or statutory capital requirements and may impact the Bank's ability to redeem capital stock at par value. For example, this could occur if: (1) a member were to withdraw from membership (or seek to have its excess capital stock redeemed) at a time when the Bank is not in compliance with its minimum capital requirements or is deemed to be undercapitalized despite being in compliance with its minimum capital requirements; or (2) it is determined the Bank's capital stock is or is likely to be impaired as a result of losses in, or the depreciation of, assets which may not be recoverable in future periods. The Bank's primary business is making loans to its members, which in turn creates capital for the Bank. As members increase borrowings, the Bank's capital grows. As loan demand declines, so does the amount of capital required to support those balances. Ultimately, this capital would be returned to the member. Without new borrowing activity to offset the run-off of existing borrowings, capital levels could eventually decline. The Bank has the ability to increase the capital requirements on existing borrowings to boost capital levels; however, this may deter new borrowings and reduce the value of membership as the return on that investment may not be as profitable to the member as other investment opportunities.

Under Finance Agency regulation, the Bank may pay dividends on its capital stock only out of unrestricted retained earnings or current net income. The payment of dividends is subject to certain statutory and regulatory restrictions (including that the Bank be in compliance with all minimum capital requirements and not designated undercapitalized by the Finance Agency) and is highly dependent on the Bank's ability to continue to generate future net income and maintain adequate retained earnings and capital levels. In December 2008, the Bank announced the voluntary suspensions of dividend payments and repurchases of excess capital stock, until further notice. Dividend payments are expected to be restored when the Bank determines it is prudent to do so, and consistent with, among other factors, Bank policies regarding market value of capital stock and retained earnings. The Bank may decide to pay dividends significantly lower than historical rates as the Bank builds retained earnings and lowers its risk profile. Separately, payment of dividends could also be suspended if the principal and interest due on any consolidated obligation has not been paid in full or if the Bank becomes unable to comply with regulatory capital or liquidity requirements or satisfy its current obligations. On February 28, 2011, the Bank entered into a JCEA with the other 11 FHLBanks, which provides for each FHLBank to establish a RRE Account. This JCEA was amended on August 5, 2011 when the Finance Agency certified that the FHLBanks had fully satisfied the REFCORP obligation. Beginning in third quarter 2011, each FHLBank began allocating 20% of its pre-assessment income in the RRE account. In addition, the Bank implemented a conforming change to its Capital Plan effective September 5, 2011. See the Form 8-K filed by the Bank on August 5, 2011 incorporated by reference as Exhibits 4.1.2 and 10.14.1 in this Form 10-K for additional information.

Beginning in late 2010, the Bank reinstated partial excess stock repurchases. The Bank executed these partial repurchases in each quarter of 2011 and in first quarter 2012. Additionally, the Bank paid a dividend in first quarter 2012. Decisions on further repurchases of excess capital stock and dividends will be made on a quarterly basis. The Bank was in compliance with all of its capital requirements at December 31, 2011.

The Bank is subject to credit risk due to default, including failure or ongoing instability of any of the Bank's member, derivative, money market or other counterparties, which could adversely affect the Bank's results of operations or financial condition.

Due to ongoing market events, some of the Bank's members (or their affiliates), as well as derivative, money market and other counterparties, have experienced various degrees of financial distress, including liquidity constraints, credit downgrades or bankruptcy. The instability of the financial markets during the credit crisis has resulted in many financial institutions becoming significantly less creditworthy, exposing the Bank to increased member and counterparty risk and risk of default. Changes in market perception of the financial strength of various financial institutions can occur very rapidly and can be difficult to predict. Over the past several years, in a departure from historical experience, the pace at which financial institutions (including FDIC-insured institutions) have moved from having some financial difficulties to failure has been at increased levels. Consequently, the Bank faces an increased risk that a counterparty or member failure will result in a financial loss to the Bank.

The Bank faces credit risk on advances, mortgage loans, investment securities, derivatives, certificates of deposit, commercial paper and other financial instruments. The Bank protects against credit risk on advances through credit underwriting standards and collateralization. In addition, under certain circumstances the Bank has the right to obtain additional or substitute collateral during the life of a loan to protect its security interest. The Act defines eligible collateral as certain investment securities, residential mortgage loans, deposits with the Bank, and other real estate related assets. All capital stock of the Bank owned by the borrower is also available as supplemental collateral. In addition, members that qualify as CFIs may pledge secured small-business, small-farm, small-agribusiness loans, and community development loans as collateral for advances. The Bank is also allowed to make loans to nonmember housing associates and requires them to deliver adequate collateral.

The types of collateral pledged by members are evaluated and assigned a borrowing capacity, generally based on a percentage of its value. This value can be based on either book value or fair value, depending on the nature and form of the collateral being pledged. The volatility of market prices and interest rates could affect the value of the collateral held by the Bank as security for the obligations of Bank members as well as the ability of the Bank to liquidate the collateral in the event of a default by the obligor. Volatility within collateral indices may affect the method used in determining collateral weightings, which would ultimately affect the eventual collateral value. With respect to TCP, including advances, the Bank's policies require the Bank to be over-collateralized. In addition, all advances are current and no loss has ever been incurred in the portfolio. Based on these factors, no allowance for credit losses on advances is required. The Bank has policies and procedures in place to manage the collateral positions; these are subject to ongoing review, evaluation and enhancements as necessary.

In 2011, 92 FDIC-insured institutions failed across the country. The financial services industry has experienced an increase in both the number of financial institution failures and the number of mergers and consolidations. If member institution failures and mergers or consolidations occur affecting the Bank's district, particularly out-of-district acquirers, this activity may reduce the number of current and potential members in the Bank's district. The resulting loss of business could negatively impact the Bank's financial condition and results of operations. Additionally, if a Bank member fails and the FDIC or the member (or another applicable entity) does not either (1) promptly repay all of the failed institution's obligations to the Bank or (2) assume the outstanding advances, the Bank may be required to liquidate the collateral pledged by the failed institution in order to satisfy its obligations to the Bank. If that were the case, the proceeds realized from the liquidation of pledged collateral may not be sufficient to fully satisfy the amount of the failed institution's obligations and the operational cost of liquidating the collateral. In 2010 the Bank experienced the failure of two of its own members. These failures were resolved in an expeditious and orderly fashion and the Bank incurred no loss on these resolutions. The Bank did not experience any member failures in 2011. However, in January 2012, the Bank had one member failure of an FDIC-insured institution. The Bank had TCP outstanding to this member but did not incur any loan losses as a result of the failure.

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

In addition, the Bank's ability to engage in routine derivatives, funding and other transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial institutions are interrelated as a result of trading, clearing, counterparty or other relationships. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide disruptions and make it difficult for the Bank to find counterparties for such transactions.

Due to the ongoing financial market stress, to the extent the number of high quality counterparties available for hedging transactions decreases, the Bank's ability to enter into hedging transactions may be constrained. As a result, the Bank may not be able to effectively manage interest rate risk, which could negatively affect its results of operations and financial condition. In addition, the Bank may be limited in the number of counterparties available with which it can conduct business with respect to money market investments, liquidity positions and other business transactions. It may also affect the Bank's credit risk position and the loan products the Bank can offer to members. With respect to the ongoing European debt crisis, the Bank has limited its investment activity with all European counterparties to overnight maturities only and has put a requirement in place for all derivatives to be collateralized above a delivery threshold.

For additional discussion regarding the Bank's credit and counterparty risk, see the “Credit and Counterparty Risk” discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K.

The Bank relies on both internally and externally developed models to manage market and other risks, to make business decisions and for financial accounting and reporting purposes, including models run and maintained by the Bank. In addition, the Bank relies on externally developed models to perform cash flow analysis on MBS to evaluate for OTTI. Some of these models are also run and maintained outside of the Bank. In both cases, the Bank's business could be adversely affected if these models fail to produce reliable and useful results.

The Bank makes significant use of business and financial models for managing risk. For example, the Bank uses models to measure and monitor exposures to interest rate and other market risks and credit risk, including prepayment risk. A credit scoring model is also used in part as a basis for credit decisions. The Bank also uses models in determining the fair value of financial instruments for which independent price quotations are not available or reliable. The information provided by these models is also used in making business decisions relating to strategies, initiatives, transactions and products and in financial reporting.

Models are inherently imperfect predictors of actual results because they are based on assumptions about future performance. The Bank's models could produce unreliable results for a number of reasons, including invalid or incorrect assumptions underlying the models or incorrect data being used by the models. The risk metrics, valuations, OTTI and loan loss reserve estimations produced by the Bank's models may be different from actual results, which could adversely affect the Bank's business results, cash flows, fair value of net assets, business prospects and future earnings. Outdated information or inaccurate internal scoring could result in poor credit decisions. Changes in any models or in any of the assumptions, judgments or estimates used in the models may cause the results generated by the model to be materially different. If the models are not reliable or the Bank does not use them appropriately, the Bank could make poor business decisions, including asset and liability management decisions, or other decisions, which could result in an adverse financial impact. Further, any strategies that the Bank employs to attempt to manage the risks associated with the use of models may not be effective. See “Quantitative Disclosures Regarding Market Risk - The Bank's Market Risk Model” discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K for more information.

The Bank's accounting policies and methods are fundamental to how the Bank reports its market value of equity, financial condition and results of operations, and they require management to make estimates about matters that are inherently uncertain.

The Bank has identified several accounting policies as being critical to the presentation of its financial statements because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. These critical accounting policies relate to the Bank's accounting for OTTI for investment securities, determination of fair values and accounting for derivatives, among others. Additional information is included in the Critical Accounting Polices section in Item 7. Management's Discussion and Analysis in this Form 10-K.

Bank management applies significant judgment in assigning fair value to all of its financial assets and liabilities. These fair values are reported in Note 20 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The fair values assigned to financial assets and liabilities have a considerable impact on the Bank's market value of equity. If market values are inaccurate, decisions regarding management of the balance sheet may be negatively affected. Management monitors market conditions and takes what it deems to be appropriate action to preserve the value of equity and earnings. The ability to appropriately manage the market value of equity is dependent on reliable information regarding the market conditions in which the Bank is operating. During the market disruption and ongoing decline in the housing and financial markets, the Bank's market value of equity had been adversely impacted. For additional discussion regarding market value of equity and OTTI, see Risk Management in Item 7. Management's Discussion and Analysis and Note 7 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data, in this Form 10-K.

Because of the inherent uncertainty of the estimates associated with these critical accounting policies, the Bank cannot provide absolute assurance that there will not be any adjustments to the related amounts recorded as of and for the year ended December 31, 2011.

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

For details regarding the Bank's legal actions filed against various defendants regarding private label MBS purchases, see discussion in Item 3. Legal Proceedings in this Form 10-K.

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

In addition to internal computer systems, the Bank relies on third party vendors and service providers for many of its communications and information systems needs. Any failure, interruption or breach in security of these systems, or any disruption of service, could result in failures or interruptions in the Bank's ability to conduct and manage its business effectively, including, and without limitation, its hedging and advances activities. While the Bank has implemented a Business Continuity Plan, there is no assurance that such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed by the Bank or the third parties on which the Bank relies. Any failure, interruption, or breach could significantly harm the Bank's customer relations and business operations, which could negatively affect its financial condition, profitability and cash flows.

The Bank's dependence on computer systems and technologies to engage in business transactions and to communicate with its stakeholders has increased the Bank's exposure to cyber security risks and cyber incidents. Although the Bank has security measures in place and devotes significant resources to protect the security of the Bank's computer systems and networks, it might not be able to anticipate or implement effective preventive measures against all security breaches. If a successful penetration were to occur, it might result in unauthorized access to digital systems for purposes of misappropriating assets or sensitive information (including confidential information of the Bank, members, counterparties, or mortgage loan borrowers), corrupt data, or cause operational disruption. This may result in violation of privacy or other laws, and the Bank could incur substantial costs and suffer other negative consequences as a result, including but not limited to remediation costs, increased security costs, financial loss, litigation, and reputational damage.

The Bank's controls and procedures may fail or be circumvented, risk management policies and procedures may be inadequate and circumstances beyond the Bank's control could cause unexpected operating losses. Inadequate Bank governance, risk identification and management may negatively impact the Bank's results of operations and financial condition. In addition, the loss of key employees may have an adverse effect on the Bank's business and operations.

The Bank may fail to fully identify and manage risks related to a variety of aspects of its business, including, but not limited to, operational risk, interest rate risk, legal and compliance risk, liquidity risk, market risk and credit risk. The Bank has adopted many controls, procedures, policies and systems to monitor and manage risk. Management cannot provide complete assurance that those controls, procedures, policies and systems are adequate to identify and manage the risks inherent in the Bank's various businesses. In addition, these businesses are continuously evolving. The Bank may fail to fully understand the implications of changes in the businesses and fail to enhance the risk governance framework in a timely or adequate fashion to address those changes. If the risk governance framework is ineffective, the Bank could incur losses. The Bank develops and monitors a periodic strategic plan, an annual operating plan and an ongoing financial forecast to generate the proper level of information and background to manage the Bank effectively and identify risks and concerns to be monitored. Improper alignment of the Bank's strategic plan and operating plan with the Bank's risk profile and appetite may result in inconsistent management or governance.

Operating risk is the risk of unexpected operating losses attributable to human error; systems failures; fraud; noncompliance with laws, regulations and the Bank's internal Code of Conduct; unenforceability of contracts; or inadequate internal controls and procedures. Although management has systems and procedures in place to address each of these risks, some operational risks are beyond the Bank's control, and the failure of other parties to adequately address their operational risks could adversely affect the Bank as well.

Certain employees are especially important to the continued successful operation of the Bank. Failure to attract or retain such key individuals may adversely affect the Bank's business operations. It may result in increased operating expenses (i.e., consultant expense to address new hire) and operational risks as responsibilities are transitioned between employees. The loss of a key employee may also result in incremental regulatory scrutiny of the quality of the Bank's overall corporate governance.

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

The Bank leases 96,240 square feet of office space at 601 Grant Street, Pittsburgh, Pennsylvania, 15219 and additional office space at the following locations: (1) 1301 Pennsylvania Avenue, Washington, DC 20004; (2) 2300 Computer Avenue, Willow Grove, Pennsylvania, 19090; (3) 435 N. DuPont Highway, Dover, Delaware 19904; (4) 140 Maffett Street, Wilkes Barre, Pennsylvania, 18705; and (5) 580 and 768 Vista Park Drive, Pittsburgh, Pennsylvania 15205. The Washington, DC office space is shared with the FHLBank of Atlanta. The Vista Park Drive space is the Bank’s offsite backup facility. Essentially all of the Bank’s operations are housed at the Bank’s headquarters at the Grant Street location.

Item 3: Legal Proceedings

During the third quarter of 2011, the Bank and the management of the Lehman bankruptcy estate entered into a termination agreement for the stipulated amount of the Bank’s claim on the Lehman estate. Also during the third quarter of 2011, the Bank sold the stipulated claim resulting in a gain of approximately $1.9 million which was recognized in the third quarter of 2011.

On September 23, 2009, the Bank filed two complaints in state court, the Court of Common Pleas of Allegheny County, Pennsylvania relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held 5.5% and 6.0% of the Bank’s capital stock as of December 31, 2011 and December 31, 2010 respectively.

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

On October 13, 2009, the Bank filed a complaint in the Court of Common Pleas of Allegheny County, Pennsylvania against: Countrywide Securities Corporation, Countrywide Home Loans, Inc., various other Countrywide related entities; Moody’s Corporation; Moody’s Investors Service, Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. in regard to five Countrywide private label MBS bonds in the aggregate original principal amount of approximately $366.0 million. The Bank’s complaint asserts claims for fraud, negligent misrepresentation and violations of state and Federal securities laws.

The defendants in each of the private label MBS lawsuits discussed above filed motions to dismiss with the court. By order dated November 29, 2010, the court determined that the Bank's claims against the majority of defendants can continue and the litigation is in the discovery phase. Countrywide and J.P. Morgan defendants have filed motions for partial summary judgment.

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

Item 4: Mine Safety Disclosures

Not applicable.

PART II – OTHER INFORMATION

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The capital stock of the Bank can be purchased only by members. There is no established marketplace for the Bank’s stock; the Bank’s stock is not publicly traded and may be repurchased or redeemed by the Bank at par value. The members may request that the Bank redeem all or part of the common stock they hold in the Bank five years after the Bank receives a written request by a member. In addition, the Bank, at its discretion, may repurchase shares held by members in excess of their required stock holdings upon one business day’s notice. Excess stock is Bank capital stock not required to be held by the member to meet its minimum stock purchase requirement under the Bank’s capital plan. On December 23, 2008 in its notice to members, the Bank announced its decision to suspend excess capital stock repurchases until further notice. However, on October 29, 2010, the Bank repurchased approximately 5%, or $200 million, of excess capital stock. During 2011, the Bank repurchased approximately $715 million in excess capital stock. On February 23, 2012, the Bank repurchased excess capital stock of approximately $165 million. The amount of excess capital stock repurchased from any member was the lesser of 5% of the member's total capital stock outstanding or its excess capital stock outstanding. Decisions regarding any future repurchases of excess capital stock will be made on a quarterly basis. The members’ minimum stock purchase requirement is subject to change from time to time at the discretion of the Board of Director's of the Bank in accordance with the capital plan. Par value of each share of capital stock is $100. As of December 31, 2011, 300 members and nine nonmembers owned Bank capital stock. These nine nonmembers consisted of five former members who merged with nonmembers, one member who voluntarily dissolved its charter with the Office of Thrift Supervision (OTS) and two former members placed in receivership by the FDIC, resulting in the cancellation of the members' charters. In addition, one institution's charter was converted to an uninsured trust company, which is ineligible for membership, and was acquired by a nonmember. The total number of shares of capital stock outstanding as of December 31, 2011 was 34,355,356 of which members held 33,898,624 shares and nonmembers held 456,732 shares.

On December 23, 2008, the Bank announced its decision to voluntarily suspend dividend payments until further notice. The Bank declared no cash dividends in 2011,2010, or 2009. On February 22, 2012, the Bank declared a dividend of 0.10% annualized. See the Excess Capital Stock and Dividends section in “Capital Resources” in Item 7. Management’s Discussion and Analysis for information concerning the Bank’s ability to pay dividends and the Bank’s current retained earnings and dividend policy.

See Note 17 Capital in the Notes to Financial Statements for further information regarding statutory and regulatory restrictions on capital stock redemption.

Item 6: Selected Financial Data

The following should be read in conjunction with the financial statements and Item 7. Management’s Discussion and Analysis, each included in this Form 10-K. The Condensed Statement of Operations data for 2011, 2010 and 2009, and the Condensed Statement of Condition data as of December 31, 2011 and 2010 are derived from the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The Statement of Operations data for 2008 and 2007 and the Condensed Statement of Condition data as of December 31, 2009 and 2008 are derived from the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2009 Form 10-K. The Condensed Statement of Condition data as of December 31, 2007 is derived from the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in the Bank’s 2008 Form 10-K.

Condensed Statement of Operations

	Year Ended December 31,
(in millions, except per share data)	2011	2010	2009	2008	2007
Net interest income	$154.4	$233.3	$264.0	$281.9	$367.0
Provision (benefit) for credit losses	10.0	(2.4)	(2.6)	7.1	1.5
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	(45.1)	(158.4)	(228.5)	—	—
Realized losses on OTTI securities (2)	—	—	—	(266.0)	—
Net gains (losses) on derivatives and hedging activities	(5.7)	(4.7)	12.0	66.3	10.8
Net realized gains (losses) from sale of AFS securities	7.3	8.3	(2.2)	—	1.6
Net realized gains from sale of HTM securities	—	—	1.8	—	—
Loss on early extinguishment of debt (3)	—	(12.3)	—	—	—
Other income, net	10.5	11.0	12.5	7.5	5.6
Total other income (loss)	(33.0)	(156.1)	(204.4)	(192.2)	18.0
Other expense	65.0	68.3	99.6	56.2	61.1
Income (loss) before assessments	46.4	11.3	(37.4)	26.4	322.4
Assessments (4)	8.4	3.0	—	7.0	85.6
Net income (loss)	$38.0	$8.3	$(37.4)	$19.4	$236.8
Earnings (loss) per share (5)	$1.05	$0.21	$(0.93)	$0.48	$6.98

Dividends (6)	$—	$—	$—	$145.2	$195.3
Dividend payout ratio	—%	—%	—%	748.5%	82.5%
Return on average equity	0.98%	0.21%	(0.98)%	0.45%	6.47%
Return on average assets	0.07%	0.01%	(0.05)%	0.02%	0.29%
Net interest margin (7)	0.30%	0.39%	0.35%	0.29%	0.45%
Regulatory capital ratio (8)	7.44%	8.28%	6.76%	4.59%	4.26%
Total capital ratio (at period-end) (9)	6.47%	7.79%	5.69%	4.55%	4.24%
Total average equity to average assets	7.53%	6.00%	5.03%	4.40%	4.44%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Represents OTTI losses recognized in earnings equal to the difference between amortized cost basis and fair value of the security. The Bank adopted amended OTTI guidance effective January 1, 2009. See Note 2 in the Notes to Financial Statements in Item 8 of this Form 10-K.
(3) In response to advance prepayments which occurred during fourth quarter 2010, the Bank extinguished $745 million in par value of fixed rate bullet debt by transferring $720 million to other FHLBanks at fair value and repurchasing the remainder in the marketplace. The extinguishment of debt resulted in a loss of $12.3 million.
(4) Includes REFCORP assessments through second quarter 2011. On August 5, 2011, the FHLBanks fully satisfied the REFCORP obligation; as a result, the Bank did not record any REFCORP assessments after the second quarter of 2011. Also includes AHP assessments for all periods presented.
(5) Calculated based on net income (loss).
(6) The Bank temporarily suspended dividend payments, effective December 2008. On February 23, 2012, the Bank paid a dividend of 0.10% annualized.
(7) Net interest margin is net interest income before provision (benefit) for credit losses as a percentage of average interest-earning assets.
(8) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end. Through 2010, off-balance sheet credit reserves were included in this calculation.
(9) Total capital ratio is capital stock plus retained earnings and AOCI (loss), in total at period-end, as a percentage of total assets at period-end.

Condensed Statement of Condition

	December 31,
(in millions)	2011	2010	2009	2008	2007
Cash and due from banks	$634.3	$143.4	$1,418.8	$67.6	$67.4
Investments(1)	16,639.4	18,751.7	17,173.5	21,798.1	24,691.3
Advances	30,604.8	29,708.4	41,177.3	62,153.4	68,797.5
Mortgage loans held for portfolio, net(2)	3,883.1	4,483.0	5,162.8	6,165.3	6,219.7
Prepaid REFCORP assessment	—	37.6	39.6	39.6	—
Total assets	51,994.3	53,386.7	65,290.9	90,805.9	100,935.8
Consolidated obligations, net:
Discount notes	10,921.5	13,082.1	10,208.9	22,864.3	34,685.1
Bonds	35,613.0	34,129.3	49,103.9	61,398.7	58,613.4
Total consolidated obligations, net(3)	46,534.5	47,211.4	59,312.8	84,263.0	93,298.5
Deposits and other borrowings	1,099.7	1,167.0	1,284.3	1,486.4	2,255.7
Mandatorily redeemable capital stock	45.7	34.2	8.3	4.7	3.9
AHP payable	13.6	13.6	24.5	43.4	59.9
REFCORP payable	—	—	—	—	16.7
Capital stock - putable	3,389.9	3,986.9	4,018.0	3,981.7	3,994.7
Retained earnings(4)	435.3	397.3	389.0	170.5	296.3
AOCI	(162.3)	(223.3)	(693.9)	(17.3)	(6.3)
Total capital	3,662.9	4,160.9	3,713.1	4,134.9	4,284.7
Notes:
(1) Includes trading, AFS and held-to-maturity (HTM) investment securities, Federal funds sold, and interest-bearing deposits.
(2) Includes allowance for loan losses of $14.3 million, $3.2 million, $2.7 million, $4.3 million and $1.1 million at December 31, 2011 through 2007, respectively.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $691.9 billion, $796.4 billion, $930.6 billion, $1.3 trillion and $1.2 trillion at December 31, 2011 through 2007, respectively.
(4) Includes $430.8 million of unrestricted retained earnings and $4.5 million of RRE at December 31, 2011. Prior to 2011, all retained earnings were unrestricted.

Adjusted Earnings. Adjusted earnings are considered to be a non-GAAP measurement. Results based on this definition of adjusted earnings are presented below.

Because of the nature of (1) OTTI credit charges, (2) the gains (losses) on sales of OTTI securities and (3) the (provision) benefit resulting from the Lehman-related activities, as applicable, the Bank believes that adjusting net income for these items, including applicable assessments, and evaluating these results as adjusted (which the Bank defines as "adjusted earnings") is important to understand how the Bank is performing with respect to its primary business operations and to provide meaningful comparisons to prior periods.

The Bank's primary business operations include the following: lending to members (advances); maintaining an investment portfolio for liquidity, derivative counterparty collateral and earnings purposes; participating in the MPF Program by purchasing mortgage loans originated by or through members; offering other credit and noncredit products to members, including letters of credit, interest rate exchange agreements, affordable housing grants, securities safekeeping, and deposits products and services; issuing consolidated obligations to fund the Bank's operations in these programs; and providing funding for housing and economic development in its district's communities.

See Part I, Item 3. Legal Proceedings for details regarding Lehman-related activities recorded in the third quarter of 2011 and Note 11 and Note 21 in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

Statement of Operations
Reconciliation of GAAP Earnings to Non-GAAP Adjusted Earnings

	Year Ended December 31, 2011
(in millions)	GAAP Earnings	Lehman Impact	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$154.4	$—	$—	$154.4
Provision for credit losses	10.0	—	—	10.0
Other noninterest income (loss):
Net OTTI losses, credit portion	(45.1)	—	45.1	—
Net losses on derivatives and hedging activities	(5.7)	—	—	(5.7)
Net realized gains from sale of AFS securities	7.3	—	(7.3)	—
Other Income, net	10.5	—	—	10.5
Total other income (loss)	(33.0)	—	37.8	4.8
Other expense (gain)	65.0	1.9	—	66.9
Income before assessments	46.4	(1.9)	37.8	82.3
Assessments	8.4	(0.2)	7.6	15.8
Net income	$38.0	$(1.7)	$30.2	$66.5
Earnings per share	$1.05	$(0.05)	$0.83	$1.83

Return on average equity	0.98%	(0.06)%	0.78%	1.70%
Return on average assets	0.07%	(0.01)%	0.07%	0.13%

	Year Ended December 31, 2010
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$233.3	$—	$233.3
Benefit of credit losses	(2.4)	—	(2.4)
Other noninterest income (loss):
Net OTTI losses, credit portion	(158.4)	158.4	—
Net losses on derivatives and hedging activities	(4.7)	—	(4.7)
Net realized gains from sale of AFS securities	8.3	(8.3)	—
Loss on early extinguishment of debt	(12.3)	—	(12.3)
Other income, net	11.0	—	11.0
Total other income (loss)	(156.1)	150.1	(6.0)
Other expense	68.3	—	68.3
Income before assessments	11.3	150.1	161.4
Assessments	3.0	39.8	42.8
Net income	$8.3	$110.3	$118.6
Earnings per share	$0.21	$2.73	$2.94

Return on average equity	0.21%	2.77%	2.98%
Return on average assets	0.01%	0.18%	0.19%

	Year Ended December 31, 2009
(in millions)	GAAP Earnings	Lehman Impact	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$264.0	$—	$—	$264.0
Benefit of credit losses	(2.6)	—	—	(2.6)
Other noninterest income (loss):
Net OTTI losses, credit portion	(228.5)	—	228.5	—
Net gains on derivatives and hedging activities	12.0	—	—	12.0
Net realized losses from sale of AFS securities	(2.2)	—	—	(2.2)
Net realized gains from sale of HTM securities	1.8	—	—	1.8
Other income, net	12.5	—	—	12.5
Total other income (loss)	(204.4)	—	228.5	24.1
Other expense	99.6	(35.3)	—	64.3
Income (loss) before assessments	(37.4)	35.3	228.5	226.4
Assessments (1)	—	8.0	52.1	60.1
Net income (loss)	$(37.4)	$27.3	$176.4	$166.3
Earnings (loss) per share	$(0.93)	$0.68	$4.40	$4.15

Return on average equity	(0.98)%	0.71%	4.61%	4.34%
Return on average assets	(0.05)%	0.04%	0.23%	0.22%
Note:
(1) Assessments (including REFCORP and AHP assessments) on the Lehman impact and OTTI charges were prorated based on the required adjusted earnings assessment expense to take into account the impact of the full year 2009 GAAP net loss.

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Statements contained in this Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the future of the Bank, may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Federal Home Loan Bank of Pittsburgh (the Bank) cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly Other-Than-Temporary Impairment (OTTI) process; changes in the Bank's capital structure; changes in the Bank's capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances' prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the FHLBank System's debt rating or the Bank's rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank's ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; and timing and volume of market activity.

This Management's Discussion and Analysis should be read in conjunction with the Bank's audited financial statements in Item 8. Financial Statements and Supplementary Data and footnotes and Risk Factors included herein.

Executive Summary

Overview. The Bank's financial condition and results of operation are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During 2011, the Bank continued to face a decreasing average advance portfolio, the runoff of higher-yielding assets, including MBS and mortgage loans, and other-than-temporary impairment credit losses on the private label MBS portfolio. However, the Bank's net income rose to $38.0 million in 2011 from $8.3 million in 2010, and the Bank repurchased over $715 million in excess capital stock during the year. In February 2012, the Bank declared a quarterly dividend of 10 basis points on an annualized basis as well as repurchased excess capital stock consistent with its past practices.

Interest Rate Environment. The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow net spreads between yield on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities.

Economic uncertainty drove a flight to quality rally in Treasuries for most of 2011. On June 30, 2011, the Federal Reserve completed its $600 billion Treasury purchase program announced in November 2010 which was aimed at supporting interest rates. The Bank expects its near-term ability to generate significant earnings on short -term investments will be limited in light of the target Federal funds rate. Additionally, in early October 2011, the Federal Reserve commenced “Operation Twist” in which it began to sell $400 billion in Treasury securities with maturities of three years or less and replaced those with Treasury securities with maturities of 6- to 30-years. As part of this program, the Federal Reserve also pledged to reinvest holdings that mature from its Agency debt and MBS portfolio back into Agency MBS securities instead of Treasury securities.

Effective April 1, 2011, the FDIC, as required by Dodd-Frank, changed the basis on which FDIC-insured institutions are assessed insurance premiums. Specifically, the FDIC changed the insurance premium assessment base from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Previously, FDIC-insured institutions could borrow overnight Federal funds, primarily from the GSEs, leave these borrowed funds in their FRB accounts, and earn a positive spread.

With the FDIC now effectively assessing a fee on those assets, leveraging with overnight funds has become less attractive and, as a result, demand for overnight Federal funds from domestic banks has declined. With ample liquidity available in the domestic banking system, the effective rate on Federal funds remained in a narrow range of 0.04% to 0.10% and averaged approximately 0.07% during the fourth quarter of 2011. If the Federal funds effective rate remains in this lower range, as expected, the Bank's earnings on capital will be negatively impacted. In January 2012, the Federal Reserve announced that it decided to keep the target range for the federal funds rate at zero to 0.25% and anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014.

The following table presents key market interest rates for the periods indicated.

	2011		2010		2009
	Average	Ending	Average	Ending	Average	Ending
Average overnight Federal funds effective rate	0.10%	0.04%	0.18%	0.13%	0.16%	0.05%
3-month LIBOR	0.34%	0.58%	0.34%	0.30%	0.69%	0.25%
2-year U.S. Treasury	0.44%	0.24%	0.70%	0.60%	0.95%	1.14%
5-year U.S. Treasury	1.51%	0.83%	1.92%	2.00%	2.18%	2.68%
10-year U.S. Treasury	2.76%	1.88%	3.20%	3.30%	3.24%	3.84%
15-year mortgage current coupon (1)	2.83%	2.05%	3.14%	3.43%	3.73%	3.78%
30-year mortgage current coupon (1)	3.74%	2.92%	3.97%	4.15%	4.31%	4.57%

	2011 by Quarter - Average
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Average overnight Federal funds effective rate	0.07%	0.08%	0.09%	0.15%
3-month LIBOR	0.48%	0.30%	0.26%	0.31%
2-year U.S. Treasury	0.26%	0.28%	0.55%	0.68%
5-year U.S. Treasury	0.95%	1.14%	1.84%	2.11%
10-year U.S. Treasury	2.03%	2.40%	3.19%	3.44%
15-year mortgage current coupon (1)	2.26%	2.44%	3.15%	3.46%
30-year mortgage current coupon (1)	3.13%	3.49%	4.06%	4.26%
Notes:
(1)Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts. The Bank's earnings are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During 2011, the U.S. Treasury yield curve flattened significantly with short-term Treasury rates decreasing modestly and long-term Treasury rates decreasing 142 basis points from year-end 2010. The spread between 2-year and 10-year Treasuries narrowed by a little more than 100 basis points but remained relatively wide at 164 basis points, reflecting the muted recovery from the recession of 2007-09. Unfortunately, the Bank's ability to significantly capitalize on the steep yield curve was restricted due to continuing private label MBS credit concerns and narrower spreads between rates on funding and yields on MBS assets, which limited the accumulation of these assets. Largely reflecting credit concerns, 3-month LIBOR increased 28 basis points from year-end 2010 to year-end 2011 versus 3-month T-bills which declined about 10 basis points.

The performance of the Bank's portfolios of mortgage assets is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter duration mortgage products. Under normal circumstances, when rates decline, prepayments increase, resulting in accelerated accretion/amortization of any associated discounts/premiums. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin. Given the continuing trends of declining home values and tighter mortgage credit, refinancing activity has been slow compared to historical experience. However, the reduced refinancing level has not prevented higher spread MBS portfolios from prepaying and being replaced with lower spread MBS. The Finance Agency, with Fannie Mae and Freddie Mac, have announced a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage. Other federal agencies have implemented other programs during the past few years to prevent foreclosure (including the Home Affordable Modification Program (HAMP) and the Principal Reduction Alternative). The Bank does not expect the HARP changes or existing foreclosure prevention programs to have a material impact on the Bank's mortgage portfolios.

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

Market and Housing Trends. Favorable U.S. economic data in 2011 included strong corporate profits, high cash balances on corporate balance sheets, low interest rates, continued strength in auto sales, and improved consumer confidence and retail sales during the fourth quarter.  The downside risks have remained the same throughout the economic recovery as unemployment remains elevated and job creation continue to hinder economic growth. The recent positive trends appear to have accelerated growth during the fourth quarter of 2011, with most economists forecasting Gross Domestic Product (GDP) growth between 2.5% and 3.0% on an annualized basis. Despite these positive trends, the outlook for 2012 remains mixed, as many economists believe the fourth quarter improvements are temporary and fear the global slowdown will hinder U.S. growth in the coming year.

Real estate is not contributing significantly to economic growth as home prices continue to slump and construction remains near historic lows. Rates on 30-year mortgage rates have hovered near 4.0% due in part to the Federal Reserve's “Operation Twist” program. These low rates are expected to persist for the foreseeable future and should help support the housing market. Despite low rates and high levels of affordability, the rental market appeared to be leading the recovery in housing at the end of 2011. Rents are up and vacancies are down in all regions of the U.S. while multi-family construction starts have made strong contributions to construction activity. Despite the low rates, foreclosures and large "shadow" inventory are expected to deter any dramatic housing recovery in 2012.

Despite slightly stronger economic trends domestically, markets have been hampered by the sovereign debt crisis in Europe and corresponding banking and economic concerns overseas. European authorities struggled to alleviate fiscal pressures in Italy, France, and Greece for much of the fourth quarter of 2011.  These restructuring attempts fell short of market and credit rating agency expectations and raised concerns of additional sovereign debt downgrades and a possible breakup of the Eurozone going into 2012. The ongoing crisis also heightened concerns over banks holding large positions in sovereign debt, leading to higher LIBOR rates and continued flight to quality trades. As a result, U.S. Treasury markets were virtually unchanged during the fourth quarter despite the stronger economic results domestically. The ongoing European crisis also demonstrates the fragility of the global economic recovery. The Eurozone gross domestic product is slightly larger than that of the U.S. and a drawn out recession in the European Union could lead to a significant slowdown domestically. European countries facing higher borrowing costs combined with reduced government and consumer spending activity have led many economists to forecast a European recession in 2012.

The Bank's members' demand for advances increased during the fourth quarter of 2011 due to attractive rates and liquidity needs. Member banks have historically high deposit levels which provide them with funding for the loan demand that they have. As an example of the volatility in advance demand, during the height of the credit crisis in September 2008 when the Bank continued to provide funding for members, the Bank's advances were $72.5 billion. However, now that the credit crisis has eased and members have excess deposits, advances have declined to $30.6 billion at December 31, 2011.

Results of Operations. For 2011, the Bank recorded net income of $38.0 million, up $29.7 million from $8.3 million in 2010. This improvement was driven primarily by lower OTTI credit losses on the Bank's private-label MBS, partially offset by lower net interest income. OTTI credit losses were $45.1 million 2011 compared to $158.4 million for 2010. Net interest income for 2011 was $154.4 million, down $78.9 million compared to $233.3 million for 2010.

For the fourth quarter 2011, the Bank recorded net income of $10.9 million, down $10.6 million compared to $21.5 million in fourth quarter 2010. This decrease was primarily due to lower net interest income, partially offset by lower OTTI credit losses on the Bank's private-label MBS portfolio, which were $7.6 million for fourth quarter 2011 compared to $13.1 million for fourth quarter 2010.

OTTI. Deterioration in the mortgage market originated in the subprime sector but subsequently moved into the Alt-A and Prime sectors. The Alt-A sector includes borrowers who have characteristics of both subprime and Prime borrowers. A significant portion of the Bank's private label MBS portfolio is Alt-A, although the majority of the portfolio continues to be comprised of

MBS backed by Prime loans. The Bank experienced Alt-A OTTI credit charges of $27.6 million and Prime OTTI credit charges of $16.4 million in 2011. The Bank was not significantly impacted by the deterioration in the subprime market, as there is very little subprime private label MBS in the portfolio.

While the overall portfolio's performance has stabilized in terms of delinquencies, the credit enhancement levels continue to decline as foreclosures make their way through the system. Additionally, certain types of vintages of securities feel greater stress than others. For example, the majority of the credit losses during 2011 were recorded on Alt-A securities which continue to experience deterioration in the form of higher delinquencies and a reduction in the level of credit enhancement available to the securities. Quarterly OTTI assumption changes during 2011 did not significantly impact the Bank.

Assumption changes in future periods could materially impact the amount of recorded OTTI credit-related losses. Additionally, if the performance of the underlying loan collateral deteriorates, the Bank could experience further credit losses on the portfolio. The Bank cannot estimate the future amount of additional credit losses. See Note 7 for additional information regarding the key modeling assumptions for OTTI measurement.

Net Interest Income. The decline in net interest income was driven by both a shrinking balance sheet and compression of the net interest margin. The net interest margin for 2011 decreased 9 basis points to 30 basis points from 2010. Runoff of higher yielding mortgage assets and higher costs associated with balance sheet management drove the compression of the net interest margin. As private label MBS, which are generally higher-coupon assets, are paying down and otherwise declining, the Bank is replacing these investments with lower-yielding, less risky agency and GSE MBS.

Financial Condition. Advances. Although the 2011 year-end advance balance was up slightly as compared to 2010, the Bank's advance portfolio continued to decline on an average balance basis, down 23% from 2010 to 2011. Demand for advances has decreased as members have reduced their balance sheets and experienced high levels of retail deposits relative to historical levels, due in part to the factors noted above. During the fourth quarter of 2011, the rate of decline in the level of advances reversed, with balances increasing $4.8 billion from September 30, 2011 to December 31, 2011. Although the size of the advance portfolio increased during the fourth quarter of 2011, the average life has decreased as evidenced in the swing of short-term advance balances from year-end 2010. At December 31, 2011, 48% of the par value of loans in the portfolio had a remaining maturity of one year or less, compared to 39% at December 31, 2010. A large portion of short-term advances has historically been rolled over upon maturity.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) member reaction to the Bank's voluntary decision to execute only partial excess stock repurchases; (4) the Bank's liquidity position and how management chooses to fund the Bank; (5) current, as well as future, credit market conditions; (6) housing market trends; and (7) the shape of the yield curve. The low interest rate environment that has persisted for a substantial period of time has not appeared to affect members' advance demand. Rather, low advance demand has been driven primarily by the significant increase in members' liquidity due to higher retail deposits and an overall decrease in the size of members' balance sheets.

Investments. At December 31, 2011, the Bank held $16.6 billion of total investment securities, including trading, AFS and HTM investment securities as well as interest-bearing deposits, and Federal funds sold. This total included $3.3 billion of private label MBS, which was all rated "investment grade" at the time of purchase. As of December 31, 2011, $1.1 billion was rated "investment grade" and $2.2 billion was rated "below investment grade." During 2011, $420.6 million of investments (par value) were downgraded to "below investment grade." The Bank has experienced overall improvement in the fair value of its private label MBS portfolio since the low point at the end of 2008. Prices can change for many reasons; the Bank is unable to predict the direction of future prices on these investments. The overall balance of the par value of the private label MBS continues to decline, primarily due to paydowns.

Consolidated Obligations of the FHLBank System. Despite market volatility, the FHLBanks had ready access to debt funding in 2011. In addition, the combination of market demand for high-quality securities, shrinking supply and financial problems in Europe resulted in continued quarter-over-quarter improvements in weighted average LIBOR-based bond funding costs for the FHLBanks. FHLBank consolidated obligations outstanding continued to shrink in 2011, falling almost $105 billion. The decline in consolidated obligations outstanding may be attributed in part to bond call volume which totaled $255 billion for 2011. Bond call activity was elevated from May to October, but moderated in the last two months of the year.

The Bank's consolidated obligations totaled $46.5 billion at December 31, 2011, a decline of $0.7 billion since December 31, 2010. A $1.5 billion increase in bonds was more than offset by the $2.2 billion decline in discount notes compared with year-end 2010. At December 31, 2011, bonds represented 76.5% of the Bank's consolidated obligations, compared with 72.3% at December 31, 2010. Discount notes represented 23.5% of the Bank's consolidated obligations at year-end 2011 compared with 27.7% at year-end 2010.

Capital Position and Regulatory Requirements. Retained earnings at December 31, 2011 were $435.3 million, up $38.0 million from year-end 2010 reflecting 2011 net income. AOCI related to the noncredit portion of OTTI losses on AFS securities improved from $(222.5) million at December 31, 2010 to $(168.1) million at December 31, 2011 due to paydowns in the private label MBS portfolio and certain OTTI noncredit losses being reclassified as credit losses.

In the Finance Agency's most recent determination, as of September 30, 2011, the Bank was deemed "adequately capitalized." In its determination, the Finance Agency maintained its concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient, and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. The Finance Agency continues to monitor the Bank's capital adequacy. As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2011. The Bank exceeded its risk-based, total and leverage capital requirements at December 31, 2011, as presented in the Capital Resources section in this Item 7. Management's Discussion and Analysis.

The Bank measures capital adequacy with a key risk indicator - Market Value of Equity to Par Value of Capital Stock (MV/CS). As of December 31, 2011, the floor for this metric was 87.5%, established by the Board, representing the estimated level from which the MV/CS would recover to par through the retention of earnings over the 5-year redemption period of the Bank's capital stock. In February 2012, the Board approved a change to the MV/CS floor, and it is now 90.0%. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are required to be restricted. See the "Risk Governance" section of Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K for additional details. Additional updates to the Bank's Retained Earnings and Dividend Policy, including implementing the Bank's retained earnings framework discussed below, were made by the Board in April 2011. See the "Capital and Retained Earnings" discussion in Financial Condition in this Item 7. Management's Discussion and Analysis in this Form 10-K for additional details.

Because the MV/CS ratio was 96.9% at December 31, 2011, above the floor of 87.5%, the Bank performed additional analysis of the adequacy of capital taking into consideration the impact of potential excess capital stock repurchases and/or dividend payouts. As a result, the Bank executed a partial repurchase of excess capital stock on February 23, 2012 of approximately $165 million. The amount of excess capital stock repurchased from any member was the lesser of 5% of the member's total capital stock outstanding or its excess capital stock outstanding on February 22, 2012. This was the Bank's sixth consecutive quarter of excess capital stock repurchases. The Bank repurchased approximately $715 million in total excess capital stock in 2011. Additionally, on February 23, 2012, the Bank paid an annualized dividend of 10 basis points per share.

During 2011, management adopted a revised framework for evaluating retained earnings adequacy. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The retained earnings target generated from this framework is sensitive to favorable and unfavorable changes in the Bank's risk profile. The framework assists the Board and management in their overall analysis of the level of future excess stock repurchases and dividends. See the "Capital and Retained Earnings" discussion in Financial Condition in this Item 7. Management's Discussion and Analysis in this Form 10-K for additional details regarding the retained earnings framework.

Decisions regarding any future repurchases of excess capital stock and payment of dividends will be made on a quarterly basis. The Bank will continue to monitor the condition of its private label MBS portfolio, its overall financial performance and retained earnings (including analysis based on the framework noted above), developments in the mortgage and credit markets, and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters.

Credit Rating Agency Actions. On August 2, 2011, Congress passed and the President signed a measure to increase the debt limit, thus avoiding a technical default on the U.S. government's debts. Following this action, on August 2, 2011, Moody's reaffirmed the U.S. government's AAA bond rating, and the ratings of all U.S. government-related institutions that are directly linked to the U.S. government or are otherwise vulnerable to sovereign risk, and revised the outlook to negative. Government-related institutions include: (1) those whose ratings benefit from explicit government support (i.e., Fannie Mae and Freddie Mac); (2) those whose ratings incorporate an assumption of implicit government support (i.e., the FHLBank System and all 12 FHLBanks, as well as the Farm Credit System); and (3) those whose assets consist of U.S. government-guaranteed loans and securities (i.e., Sallie Mae and Private Export Funding Corporation). As of December 31, 2011, the Bank was rated Aaa/Negative Outlook for unsecured long-term debt by Moody's. This rating reflects the benefit of the implicit support the FHLBanks receive from the U.S. government.

On August 5, 2011, S&P lowered its long-term sovereign credit rating on the U.S. to AA+ from AAA. S&P's outlook on the long-term rating is negative. At the same time, S&P affirmed its A-1+ short-term rating on the U.S. On August 8, 2011, S&P also lowered the long-term sovereign credit ratings of all FHLBanks previously rated AAA, including the Bank, to AA+ and revised the outlook to negative. The short-term ratings remained unchanged. This rating reflects the benefit the Bank receives from the expectation of the support of the U.S. government.

The Bank's analysis indicates that the specific possible implications to the Bank of this downgrade could include the following: (1) an increase in the Bank's cost of funds; (2) a limit in the Bank's ability to access the funding markets; (3) a reduction in the Bank’s letter of credit business; (4) a reduction in the Bank's ability to invest in the debt securities of certain issuers; (5) an increase in the amount of collateral the Bank would be required to post under derivative contracts; (6) a reduction in the market value of the Bank’s equity; (7) an increase in the Bank’s RBC requirements; and (8) changes in the valuation of the collateral underlying the Bank's advance portfolio. There could be additional negative longer-term impacts as well.

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

Management has also evaluated significant contracts and covenants and determined that only International Swaps and Derivatives Association (ISDA) derivative contracts were impacted by the downgrade, which required additional collateral to be pledged with respect to these contracts. To date, letters of credit have not been impacted by the downgrade because (1) the governing state requirement is based on downgrade by both Moody's and S&P; (2) the governing state requirement is based on maintaining at least a AA rating; and/or (3) there were no rating requirements in the governing state. The Bank continues to evaluate and disclose any implications associated with contracts and covenants which may be impacted by the downgrade.

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

In accordance with agreement on the debt limit, a joint select committee on deficit reduction was convened to form a proposal for a minimum of $1.5 trillion in deficit reduction measures in addition to the deficit reduction measures that have already been agreed to in connection with the agreement. The joint committee failed to reach an agreement and make a recommendation by November 23, 2011. Subsequently, S&P reaffirmed its AA+ rating with Negative Outlook, Moody's affirmed its AAA rating with Negative Outlook, and Fitch affirmed its AA rating but revised its outlook to Negative. However, S&P or other NRSROs could further downgrade the U.S. government (and, in turn, government-related entities, including the FHLBanks) if spending caps laid out in the Budget Control Act of 2011 do not remain in place or there is a perception that the U.S. government’s commitment to satisfy its obligations otherwise falls short of what the NRSROs believe is necessary for the U.S. government to retain its current credit ratings.

2012 Outlook

The Bank developed a 2012 operating plan focused on adding value to our membership and the communities they serve, while continuing to address the challenges the Bank faced in 2011.

Bank management recognizes the importance of its members, both as customers and stockholders. It is focused on effectively managing the advance portfolio and portfolio-related activity, including identifying new opportunities to increase membership and improve the overall lending process. It is expected that the advance portfolio will continue to experience some runoff in 2012, due to a decline in members' liquidity needs as members have sufficient funding from other sources particularly deposits, and members themselves have weak loan demand from their customers. In future years, as the economic recovery continues, the Bank believes that member demand for advances will return. Management remains focused on its most important mission - ensuring that the Bank is poised and prepared to ensure a reliable flow of liquidity to its members and the communities they serve in all economic and market cycles.

Given the current economic environment, the financial performance of the Bank has been challenged due to OTTI credit losses on the private label MBS portfolio. For 2012, the Bank recognizes that this will continue to be a challenge and OTTI credit losses are expected in the coming year. The specific amount of credit-related OTTI losses will depend on several factors, including unemployment, financial market and housing market conditions and the actual and projected performance of the loan collateral underlying the Bank's private label MBS. If delinquency loss rates on mortgages or home equity loans deteriorate, and/or there is a further decline in residential real estate values, the Bank could experience reduced yields and/or further losses on these investment securities.

Because Bank members are both customers and stockholders, management views member value as access to liquidity, competitively priced products, and a suitable return on investment. The Bank must deliver all of these components, while protecting the stockholders' investment, prudently managing the Bank's capital position and supporting community development. In the current environment, the Bank is focused on protecting the members' investments and building adequate retained earnings. As previously discussed, on December 23, 2008, the Bank suspended dividend payments and excess capital stock repurchases until further notice. However, in fourth quarter 2010 and during 2011 the Bank executed quarterly partial repurchases of excess capital stock, recognizing that reestablishing some liquidity regarding members' excess stock is part of the value of the cooperative. On February 23, 2012, the Bank repurchased excess capital stock of approximately $165 million and paid a dividend of 0.10% annualized. During 2012, the Bank will continue to analyze and evaluate its ability to execute excess capital stock repurchases and pay dividends. In addition, management continues to strive to manage expense growth while safeguarding members' capital stock investment and providing desired products and pricing.

The Bank's mission includes focus on providing programs for affordable housing and community development. In addition, Bank management provides leadership and opportunities for members to bring about sustainable economic development within their communities. Imperatives within this area include expanding member participation in FHLBank programs, marketing the community investment products and services to emerging communities and focusing on priority housing needs, and enhancing member opportunities for Community Reinvestment Act (CRA)-qualified lending and investing.

To safeguard members' capital stock, the Bank is also focused on continuing to enhance its risk management practices and infrastructure. This includes addressing risk measurement and assessment, and risk reporting of top and emerging risks. First, all existing and potential risk measures continue to be evaluated to enhance market, credit, operating and business risk metrics and monitor key risk indicators in each risk area. Second, the Bank has developed a risk reporting system to strengthen management and Board oversight of risk and provide a clear understanding of risk issues facing the Bank. Lastly, management and the Board are actively engaged in assessing top and emerging risks. Top risks are existing, material risks the Bank faces; these are regularly reviewed and reconsidered to determine appropriate management attention and focus. Emerging risks are those risks that are new or evolving forms of existing risks; once identified, potential action plans are considered based on probability and severity. A strong risk management process serves as a base for building member value in the cooperative.

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

Earnings Performance

The following should be read in conjunction with the Bank's audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $38.0 million in 2011, compared to net income of $8.3 million in 2010. This improvement in results was driven primarily by lower net OTTI credit losses on the Bank's private label MBS portfolio and nonrecurring gain on sale of AFS security partially offset by lower net interest income. OTTI credit losses were $45.1 million for 2011, compared to $158.4 million for 2010. The Bank's return on average equity for 2011 was 0.98%, compared to 0.21% for 2010.

2010 vs. 2009. The Bank recorded net income of $8.3 million in 2010, compared to a net loss of $37.4 million for 2009. This improvement was driven primarily by lower net OTTI credit losses on the Bank's private label MBS portfolio, partially offset by lower net interest income. OTTI credit losses were $158.4 million for 2010, compared to $228.5 million for 2009. Results for 2009 included a $35.3 million contingency reserve related to Lehman activity. The Bank's return on average equity for 2010 was 0.21%, compared to (0.98)% for 2009.

Adjusted Earnings. As presented in Item 6. Selected Financial Data, adjusted earnings exclude the impact of (1) OTTI credit charges, (2) gains (losses) on sales of OTTI securities, and (3) the (provision) benefit resulting from Lehman-related activities, as well as related assessments, as applicable. For 2011, the Bank's adjusted earnings totaled $66.5 million, a decrease of $52.1 million over 2010 adjusted earnings. This decrease was due to lower net interest income and net losses on derivatives and hedging activities in 2011. The Bank's return on average equity on adjusted earnings was 1.70% for 2011, compared to 2.98% for 2010.

2010 vs. 2009. Adjusted earnings were $118.6 million in 2010, compared to $166.3 million for 2009, a decrease of $47.7 million. Lower adjusted earnings in 2010 reflected a decline in net interest income and a loss on extinguishment of debt in that year. In addition, results for 2010 included net losses on derivatives and hedging activities compared with net gains in 2009. The Bank's return on average equity on adjusted earnings was 4.34% for 2009.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for 2011, 2010 and 2009.

Average Balances and Interest Yields/Rates Paid

	Year Ended December 31,
	2011			2010			2009
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets
Federal funds sold(1)	$4,458.7	$3.8	0.09	$4,728.6	$7.6	0.16	$2,666.6	$3.0	0.11
Interest-bearing deposits(2)	432.9	0.4	0.10	457.6	0.8	0.18	4,705.4	11.3	0.24
Investment securities(3)	15,076.8	316.2	2.10	14,078.3	395.9	2.81	15,685.2	540.4	3.45
Advances(4)	27,104.6	254.9	0.94	35,143.3	328.1	0.93	47,266.2	612.1	1.29
Mortgage loans held for portfolio(5)	4,158.5	201.0	4.83	4,867.0	242.2	4.98	5,650.9	281.0	4.97
Total interest-earning assets	51,231.5	776.3	1.51	59,274.8	974.6	1.65	75,974.3	1,447.8	1.91
Allowance for credit losses	(11.7)			(10.7)			(15.6)
Other assets(6)	564.7			245.4			175.5
Total assets	$51,784.5			$59,509.5			$76,134.2
Liabilities and capital
Deposits (2)	$1,180.3	$0.4	0.04	$1,294.7	$1.0	0.07	$1,677.0	$1.3	0.08
Consolidated obligation discount notes	10,849.3	11.1	0.10	11,690.3	19.4	0.17	14,127.3	42.1	0.30
Consolidated obligation bonds(7)	34,347.9	610.4	1.78	40,846.0	720.8	1.76	54,388.5	1,140.3	2.10
Other borrowings	41.2	—	0.09	31.5	0.1	0.20	7.8	0.1	0.84
Total interest-bearing liabilities	46,418.7	621.9	1.34	53,862.5	741.3	1.38	70,200.6	1,183.8	1.69
Other liabilities	1,464.5			1,666.9			2,100.8
Total capital	3,901.3			3,980.1			3,832.8
Total liabilities and capital	$51,784.5			$59,509.5			$76,134.2
Net interest spread			0.17			0.27			0.22
Impact of noninterest- bearing funds			0.13			0.12			0.13
Net interest income/net interest margin		$154.4	0.30		$233.3	0.39		$264.0	0.35
Average interest-earning assets to interest-bearing liabilities	110.4%			110.0%			108.2%
Notes:
(1)The average balance of Federal funds sold, related interest income and average yield calculations may include loans to other FHLBanks.
(2)Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which are reflected in the Statement of Condition as derivative assets/liabilities.
(3)Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.2 billion, $1.5 billion and $1.9 billion in 2011, 2010 and 2009, respectively.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $302.7 million, $362.5 million and $434.6 million in 2011, 2010 and 2009, respectively.

Net interest income declined $78.9 million in 2011 compared to 2010. Yields on interest-earning assets declined 14 basis points, which was primarily due to lower yields on investments, partially offset by slightly higher yields on advances. In contrast rates paid on interest-bearing liabilities declined only 4 basis points resulting in a compression of net interest spread. Lower funding costs for discount notes along with a higher percentage of total funding were partially offset by higher funding costs on bonds. Average interest-earning assets declined 14% driven primarily by the lower demand for advances partially offset by an increase in average investment securities, including increases in Agency MBS and shorter-term assets.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between 2011, 2010 and 2009.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2011 Compared to 2010			2010 Compared to 2009
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(0.4)	$(3.4)	$(3.8)	$3.0	$1.6	$4.6
Interest-bearing deposits	(0.1)	(0.3)	(0.4)	(8.1)	(2.4)	(10.5)
Investment securities	26.5	(106.2)	(79.7)	(51.7)	(92.8)	(144.5)
Advances	(75.6)	2.4	(73.2)	(136.0)	(148.0)	(284.0)
Mortgage loans held for portfolio	(34.4)	(6.8)	(41.2)	(39.0)	0.2	(38.8)
Total interest-earning assets	$(84.0)	$(114.3)	$(198.3)	$(231.8)	$(241.4)	$(473.2)

Interest-bearing deposits	$(0.1)	$(0.5)	$(0.6)	$(0.2)	$(0.1)	$(0.3)
Consolidated obligation discount notes	(1.3)	(7.0)	(8.3)	(6.4)	(16.3)	(22.7)
Consolidated obligation bonds	(115.4)	5.0	(110.4)	(256.5)	(163.0)	(419.5)
Other borrowings	—	(0.1)	(0.1)	0.1	(0.1)	—
Total interest-bearing liabilities	$(116.8)	$(2.6)	$(119.4)	$(263.0)	$(179.5)	$(442.5)

Total increase (decrease) in net interest income	$32.8	$(111.7)	$(78.9)	$31.2	$(61.9)	$(30.7)

Interest income and interest expense each decreased in 2011 compared to 2010 driven by both rate and volume declines. The decline in interest income was across all major interest-earning asset categories. The decline in interest income from the advances portfolio was due to a decrease in volume which was partially offset by a small increase due to rates. Interest income from the investment portfolio declined due to a decrease in rates partially offset by an increase in volume. The mortgage loans held for portfolio declined due to continued runoff in the portfolio as well as a decrease in yields. A decrease in volume of consolidated obligation bonds drove the decline in interest expense partially offset by a small increase in rates paid.

Volumes have declined in all categories except investment securities. The investment securities portfolio includes trading, AFS and HTM securities. From 2010 to 2011, average investment balances increased, driven by certificates of deposits, Agency notes and Agency MBS balances. Agency MBS balances increased as purchases exceeded the run-off of the existing MBS portfolio. The Bank has not purchased any private label MBS since late 2007, purchasing only Agency and GSE MBS since 2008, including $2.8 billion in 2011.

The decrease in interest income was primarily rate driven, partially related to the MBS portfolio as lower-yielding Agency MBS have replaced the run-off of private label MBS. Additionally, the increase in lower-yielding Agency notes and certificates of deposits in the portfolio mix has driven the rate down.

Average Advances Portfolio Detail

The following table presents the average par balances of the Bank's advance portfolio for 2011, 2010 and 2009. These balances do not reflect any hedge accounting adjustments.

(in millions)	Year Ended December 31,			Change 2011 vs. 2010	Change 2010 vs. 2009
Product	2011	2010	2009	%	%
Repo/Mid-Term Repo	$7,872.3	$14,692.0	$22,750.6	(46.4)	(35.4)
Core (Term)	13,091.4	12,825.0	15,506.1	2.1	(17.3)
Convertible Select	4,839.1	6,078.6	7,081.1	(20.4)	(14.2)
Total par value	$25,802.8	$33,595.6	$45,337.8	(23.2)	(25.9)

The average advances portfolio decreased from 2010 to 2011. This decline in volume resulted in a decline in interest income partially offset by a slight increase in the yield. Advance demand began to decline in the fourth quarter of 2008 and continued through the first three quarters of 2011 before increasing slightly in fourth quarter 2011. The overall decline has occurred as members have grown core deposits and gained access to additional liquidity from the Federal Reserve and other government programs that initially became available in the second half of 2008. These government programs ended in first quarter 2010; however member demand has remained low as members have experienced deposit growth and continued low loan demand from their customers.

The interest income on this portfolio was impacted by a change in product mix of advances in the comparison periods. The decrease in average balances for the Repo products from 2010 to 2011 resulted from members' high levels of retail deposits and the Bank's increased pricing of short-term advance products relative to market alternatives. The composition of advances in 2011 compared to 2010 was weighted more to longer term products that have higher yields relative to short-term products.

The average mortgage loans held for portfolio balance declined from 2010 to 2011. The related interest income on the portfolio also declined. The decrease in the portfolio balance was due to the continued runoff of the existing portfolio, which more than offset purchases of new loans. The decrease in interest income was due to the lower average portfolio balances and a lower yield on the portfolio. The yield decrease was due to new lower yielding mortgage loans replacing the runoff of higher yielding loans and an increase in nonperforming loans from 2010 to 2011.

The consolidated obligations portfolio balance declined from 2010 to 2011 as average bonds and discount note balances both decreased. However, as part of the Bank's overall balance sheet management, the Bank has extended its debt as discussed below.

Interest expense on bonds declined from 2010 to 2011 as the volume decrease more than offset a slight increase in rates paid. The rate increase was primarily due to longer term debt comprising a greater percentage of the average bond balances in 2011. This debt extension resulted in higher rates paid on bonds. In addition, a portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Net Interest Income Derivatives Effects” discussion below.

Interest expense on discount notes decreased in 2011 compared to 2010. The decrease was driven primarily by a decrease in rates paid on shorter-term consolidated obligations for reasons noted below. The lower average volume of discount notes also contributed to the decrease.

Market conditions continued to impact the cost of the Bank's consolidated obligations. Spreads (cost of the Bank's debt in relation to U.S. Treasuries) migrated to more customary levels in the second half of 2010 and into the first half of 2011. In the third quarter of 2011, the European sovereign debt crisis re-emerged, leading once again to an improvement in funding levels, primarily realized in shorter-term consolidated obligations. This trend continued for the remainder of 2011. In August 2011, Moody's reaffirmed the U.S. government's AAA debt rating, as well as the ratings of all U.S. government-related institutions that are directly linked to the U.S. government or are otherwise vulnerable to sovereign risk, and revised the outlook to negative. In addition, in August 2011, S&P lowered its U.S. long-term AAA sovereign credit rating, as well as the long-term credit ratings of all FHLBanks previously rated AAA, including the Bank, to AA+ with negative outlook. See the Executive Summary discussion in this Item 7. Management's Discussion and Analysis in the Annual Report filed on this Form 10-K for details regarding these actions.

2010 vs. 2009. Interest income and interest expense decreased in 2010 compared with 2009 driven by both rate and volume declines. Total interest income declined due to lower yields on interest-earning assets, coupled with lower advance demand and lower investment securities. Total interest expense decreased due to lower rates paid on debt as well as an overall decline in consolidated obligations from the prior year.

Advance demand declined in 2010 as members grew core deposits and gained access to additional liquidity from the Federal Reserve and other government programs that initially became available in the second half of 2008. Run-off of MBS securities and mortgage loan portfolios also contributed to the decline in interest-earning assets and related interest income.
Consolidated obligation bond and discount note balances both declined in 2010 commensurate with the decline in interest-earning assets.
Net Interest Income Derivative Effects. The following tables quantify the effects of the Bank's derivative activities on interest income and interest expense for 2011, 2010 and 2009.

2011 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$27,104.6	$254.9	0.94	$805.1	2.97	$(550.2)	(2.03)
Mortgage loans held for portfolio	4,158.5	201.0	4.83	204.0	4.91	(3.0)	(0.08)
All other interest-earning assets	19,968.4	320.4	1.60	320.4	1.60	—	—
Total interest-earning assets	$51,231.5	$776.3	1.51	$1,329.5	2.60	$(553.2)	(1.09)
Liabilities and capital:
Consolidated obligation bonds	$34,347.9	$610.4	1.78	$854.8	2.49	$(244.4)	(0.71)
All other interest-bearing liabilities	12,070.8	11.5	0.10	11.5	0.10	—	—
Total interest-bearing liabilities	$46,418.7	$621.9	1.34	$866.3	1.87	$(244.4)	(0.53)
Net interest income/net interest spread		$154.4	0.17	$463.2	0.73	$(308.8)	(0.56)

2010 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$35,143.3	$328.1	0.93	$1,145.1	3.26	$(817.0)	(2.33)
Mortgage loans held for portfolio	4,867.0	242.2	4.98	245.6	5.05	(3.4)	(0.07)
All other interest-earning assets	19,264.5	404.3	2.10	404.3	2.10	—	—
Total interest-earning assets	$59,274.8	$974.6	1.65	$1,795.0	3.03	$(820.4)	(1.38)
Liabilities and capital:
Consolidated obligation bonds	$40,846.0	$720.8	1.76	$1,111.8	2.72	$(391.0)	(0.96)
All other interest-bearing liabilities	13,016.5	20.5	0.16	20.5	0.16	—	—
Total interest-bearing liabilities	$53,862.5	$741.3	1.38	$1,132.3	2.10	$(391.0)	(0.72)
Net interest income/net interest spread		$233.3	0.27	$662.7	0.93	$(429.4)	(0.66)

2009 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$47,266.2	$612.1	1.29	$1,704.1	3.61	$(1,092.0)	(2.32)
Mortgage loans held for portfolio	5,650.9	281.0	4.97	285.1	5.04	(4.1)	(0.07)
All other interest-earning assets	23,057.2	554.7	2.41	554.7	2.41	—	—
Total interest-earning assets	$75,974.3	$1,447.8	1.91	$2,543.9	3.35	$(1,096.1)	(1.44)
Liabilities and capital:
Consolidated obligation Bonds	$54,388.5	$1,140.3	2.10	$1,581.7	2.91	$(441.4)	(0.81)
All other interest-bearing Liabilities	15,812.1	43.5	0.28	43.5	0.28	—	—
Total interest-bearing Liabilities	$70,200.6	$1,183.8	1.69	$1,625.2	2.32	$(441.4)	(0.63)
Net interest income/net interest spread		$264.0	0.22	$918.7	1.03	$(654.7)	(0.81)
Note:
(1)Includes net interest settlements, amortization of basis adjustments resulting from previously terminated hedging relationships and the amortization of the market value of mortgage purchase commitments classified as derivatives at the time the commitment settled.

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

The impact of derivatives reduced net interest income and net interest spread in 2011 and 2010. The impact to net interest income was less in 2011 than 2010 primarily due to the lower volume of hedged instruments year-over-year.

The Bank uses many different funding and hedging strategies. One strategy involves closely match-funding bullet advances with bullet debt. This is designed in part to (1) avoid the use of derivatives where prudent, (2) restrain growth in the size of the Bank's derivatives portfolio, and (3) reduce the Bank's reliance on short-term funding.

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

2010 vs. 2009. The impact of derivatives reduced net interest income and net interest spread in 2010 and 2009. The impact to net interest income was less in 2010 than 2009 primarily due to the lower overall volume of hedged instruments year-over-year. This volume effect more than offset the impact of the 35 basis point decrease of average 3-month LIBOR year-over-year.

The mortgage loans held for portfolio derivative impact for all periods presented was affected by the amortization of basis adjustments resulting from hedges of commitments to purchase mortgage loans through the MPF program.

The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions. The Bank, together with the other FHLBanks, is actively participating in the regulatory process regarding the Dodd-Frank Act. These requirements have the potential of making derivative transactions more costly for the Bank and the other FHLBanks. See Legislative and Regulatory Developments in Item 7. Management's Discussion and Analysis in this Form 10-K for detailed discussion regarding the new requirements.

Provision for Credit Losses. The provision (benefit) for credit losses on mortgage loans and BOB increased from ($2.4) million to $10.0 million in 2011. The increase was due to deteriorating performance and a decrease in the availability of the credit enhancements in the mortgage loans portfolio as well as a change in estimate associated with the MPF product and BOB loan program.

2010 vs. 2009. The provision (benefit) for credit losses on mortgage loans and BOB declined slightly from ($2.6) million to ($2.4) million in 2010. In 2009, the Bank changed the estimates (i.e., loss severity rates) used to determine the allowance for credit losses on mortgage loans purchased by the Bank. In 2010, the Bank had lower loss severities related to BOB loans.

Other Noninterest Income (Loss)

	Year Ended December 31,
(in millions)	2011	2010	2009
Total OTTI losses	$(3.2)	$(22.6)	$(1,043.7)
OTTI losses reclassified to/(from) AOCI	(41.9)	(135.8)	815.2
Net OTTI losses, credit portion	(45.1)	(158.4)	(228.5)
Net gains (losses) on trading securities	(0.1)	(0.3)	1.3
Net realized gains (losses) from sale of AFS securities	7.3	8.3	(2.2)
Net realized gains from sale of HTM securities	—	—	1.8
Net gains (losses) on derivatives and hedging activities	(5.7)	(4.7)	12.0
Loss on early extinguishment of debt	—	(12.3)	—
Services fees	2.4	2.6	2.5
Other, net	8.2	8.7	8.7
Total other noninterest income (loss)	$(33.0)	$(156.1)	$(204.4)

Total other noninterest losses declined $123.1 million in 2011, to $33.0 million, compared with 2010 primarily due to the $113.3 million decline in net OTTI credit losses. In addition, total other losses for 2010 included a $12.3 million loss on early extinguishment of debt further described below.

2010 vs. 2009. Total other noninterest losses decreased $48.3 million in 2010 compared with 2009, to $156.1 million. Net OTTI credit losses declined $70.1 million in the same comparison. In response to advance prepayments which occurred during the fourth quarter of 2010, the Bank extinguished $745.0 million in par value of fixed rate bullet debt by transferring $720.0 million to other FHLBanks at fair value and repurchasing the remainder in the marketplace. This extinguishment of debt resulted in a loss of $12.3 million in 2010. In addition, 2010 included net losses on derivatives and hedging activities while 2009 included net gains on such activities as described in more detail below. Partially offsetting these losses in the comparison was a $10.5 million positive change in net realized gains (losses) on sales of private label MBS AFS securities from 2009 to 2010.

See additional discussion on OTTI charges in Critical Accounting Policies and the “Credit and Counterparty Risk - Investments” discussion in Risk Management, both in this Item 7. Management's Discussion and Analysis in this Form 10-K.

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

Regardless of the hedge strategy employed, the Bank's predominant hedging instrument is an interest rate swap. At the time of inception, the fair market value of an interest rate swap generally equals or is close to zero. Notwithstanding the exchange of interest payments made during the life of the swap, which are recorded as either interest income/expense or as a gain (loss) on derivatives, depending upon the accounting classification of the hedging instrument, the fair value of an interest rate swap returns to zero at the end of its contractual term. Therefore, although the fair value of an interest rate swap is likely to change over the course of its full term, upon maturity any unrealized gains and losses generally net to zero.

The following table details the net effect of derivatives and hedging activities for 2011, 2010 and 2009.

	2011
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(63.9)	$—	$—	$31.4	$(32.5)
Net interest settlements included in net interest income (2)	(486.3)	—	—	213.0	(273.3)
Total net interest income	$(550.2)	$—	$—	$244.4	$(305.8)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(2.5)	$—	$—	$(0.5)	$(3.0)
Gains (losses) on derivatives not receiving hedge accounting	(0.4)	(5.4)	2.6	0.3	(2.9)
Other	—	0.2	—	—	0.2
Total net gains (losses) on derivatives and hedging activities	(2.9)	(5.2)	2.6	(0.2)	(5.7)
Total net effect of derivatives and hedging activities	$(553.1)	$(5.2)	$2.6	$244.2	$(311.5)

	2010
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(46.3)	$—	$—	$22.1	$(24.2)
Net interest settlements included in net interest income (2)	(770.7)	—	—	368.9	(401.8)
Total net interest income	$(817.0)	$—	$—	$391.0	$(426.0)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(0.7)	$—	$—	$0.4	$(0.3)
Gains (losses) on derivatives not receiving hedge accounting	(0.4)	(4.9)	3.0	(3.0)	(5.3)
Other	—	0.9	—	—	0.9
Total net gains (losses) on derivatives and hedging activities	$(1.1)	$(4.0)	$3.0	$(2.6)	$(4.7)
Total net effect of derivatives and hedging activities	$(818.1)	$(4.0)	$3.0	$388.4	$(430.7)

	2009
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(20.4)	$—	$—	$3.3	$(17.1)
Net interest settlements included in net interest income (2)	(1,071.6)	—	—	438.1	(633.5)
Total net interest income	$(1,092.0)	$—	$—	$441.4	$(650.6)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(14.8)	$—	$—	$26.2	$11.4
Gains (losses) on derivatives not receiving hedge accounting	—	(2.8)	3.0	(0.5)	(0.3)
Other	(0.2)	1.1	—	—	0.9
Total net gains (losses) on derivatives and hedging activities	$(15.0)	$(1.7)	$3.0	$25.7	$12.0
Total net effect of derivatives and hedging activities	$(1,107.0)	$(1.7)	$3.0	$467.1	$(638.6)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). In 2011 and 2010, total ineffectiveness related to these fair value hedges resulted in a net loss. During the same period, the total notional amount increased from $25.7 billion in 2010 to $27.4 billion in 2011. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the "Net gains (losses) on derivatives and hedging activities" line item. For economic hedges, the Bank recorded a loss in both 2011 and 2010. The total notional amount of economic hedges was $3.7 billion and $1.7 billion at December 31, 2011 and 2010, respectively.

2010 vs. 2009. Fair Value Hedges. For 2010, total ineffectiveness related to these fair value hedges resulted in a net loss compared to a net gain in 2009. During the same period, the total notional amount decreased from $51.3 billion in 2009 to $25.7 billion in 2010.

2010 vs. 2009. Derivatives not receiving hedge accounting. For economic hedges, the Bank recorded net losses in 2010 and 2009. The total notional amount of economic hedges was $1.7 billion at December 31, 2010 and 2009.

Other Expense

	Year Ended December 31,
(in millions)	2011	2010	2009
Compensation and benefits	$35.8	$38.5	$33.3
Occupancy	2.4	2.5	2.6
Other	20.6	20.6	22.7
Provision (benefit) for derivative counterparty credit loss	(1.9)	—	35.3
Finance Agency	5.1	3.8	3.2
OF	3.0	2.9	2.5
Total other expenses	$65.0	$68.3	$99.6

Total other expenses declined $3.3 million, to $65.0 million, in 2011 compared with 2010. This decline was primarily due to a $2.7 million decrease in compensation and benefits attributable to compensation and severance cost savings that were partially offset by an incremental increase to pension fund contributions of $1 million. The decline was also due to a $1.9 million gain on sale of the Lehman receivable as described in Note 21 of the Notes to Financial Statements included in Item 8 of this Form 10-K. These declines were partially offset by increased costs related to funding the operations of the Finance Agency.

2010 vs. 2009. Total other expense decreased $31.3 million in 2010 compared with 2009, to $68.3 million. The reserve established for the Lehman bankruptcy of $35.3 million was included in the 2009 expense. Other operating expenses declined $2.1 million in the comparison due in part to lower professional fees in 2010. These items were partially offset by a $5.2 million increase in salaries and benefits expense in 2010 reflecting severance costs and an additional pension fund contribution of $3 million in the fourth quarter of 2010.

Collectively, the twelve FHLBanks are responsible for the operating expenses of the Finance Agency and the OF. These payments, allocated among the FHLBanks according to a cost-sharing formula, are reported as other expense on the Bank's Statement of Operations. The Bank has no control over the operating expenses of the Finance Agency. The FHLBanks are able to exert a limited degree of control over the operating expenses of the OF as two directors of the OF are also FHLBank presidents.

AHP and REFCORP Assessments

	Year Ended December 31,
(in millions)	2011	2010	2009
AHP	$4.7	$0.9	$—
REFCORP	3.7	2.1	—
Total assessments	$8.4	$3.0	$—

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

The AHP, mandated by statute, is the largest and primary public policy program. The AHP funds, which are offered on a competitive basis, provide grants and below-market loans for both rental and owner-occupied housing for households at 80% or less of the area median income. The AHP is mandated by the Act, and the Bank is required to contribute approximately 10% of its net earnings after REFCORP to AHP and makes these funds available for use in the subsequent year. Each year, the Bank's Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

The Bank held one AHP funding round in 2011 and received 67 eligible applications. Grants totaling $3.0 million were awarded to 14 projects in October 2011. These projects had total development costs of $39.1 million and will provide 260 units of affordable housing. In 2010, the Bank held one AHP funding round and awarded a total of $2.7 million to 15 projects in December 2010. These projects had total development costs of $62.6 million and will provide 395 units of affordable housing. In 2009, the Bank held one AHP funding round and awarded a total of $3.4 million to 17 projects in October 2009.

In November 2008, the Board of Directors approved the creation of a new set-aside from AHP called the Mortgage Relief Fund. The purpose of the fund is to support loan refinancing for homeowners at risk of foreclosure. In February 2009, $500 thousand was transferred to the Mortgage Relief Fund. On April 12, 2010, the Bank, PNC Bank and Pennsylvania Housing Finance Agency (PHFA) entered into a Mortgage Relief Fund Grant Agreement (Mortgage Relief Agreement). This Mortgage Relief Agreement disbursed $500 thousand first to PNC Bank and then to the PHFA. According to the Mortgage Relief Agreement, the PHFA is to use these funds in conjunction with one of its existing programs to assist in the refinancing of mortgage loans to low-or moderate income households at risk of foreclosure. On August 4, 2010, the Mortgage Relief Agreement was amended to extend the homeowner application due date from July 30, 2010 to December 31, 2010. This amendment also extended the disbursement date from January 31, 2011 to June 30, 2011. As of December 31, 2011, the PHFA had assisted 18 homeowners for a total of $223 thousand under the Mortgage Relief Fund. PHFA returned $277 thousand, which the Bank returned to the AHP funding pool. As of December 31, 2010, the PHFA had assisted 12 homeowners for a total of $154 thousand under the Mortgage Relief Fund.

The Community Lending Program (CLP) offers advances at the Bank's cost of funds, providing the full advantage of a low-cost funding source. CLP loans help member institutions finance housing construction and rehabilitation, infrastructure improvement, and economic and community development projects that benefit targeted neighborhoods and households. At December 31, 2011, the CLP loan balance totaled $499.1 million, compared to $596.6 million at December 31, 2010, reflecting a decrease of $97.5 million, or 16.3%.

Assessment Calculations. Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) have equated to a proportion of the Bank's net income comparable to that paid in income tax by fully taxable entities. On August 5, 2011, the Finance Agency issued a notice certifying that the FHLBanks’ July REFCORP payment to the U.S. Department of Treasury, which was based on second quarter 2011 income, resulted in full satisfaction of the FHLBanks’ REFCORP obligation. As a result, the FHLBanks are no longer required to pay quarterly REFCORP assessments. Beginning in the third quarter of 2011, under the terms of the Amended JCEA, which became effective upon the Finance Agency's approval, the Bank will recognize 20% of its net income as RRE on a prospective basis. The Amended JCEA and RRE account are discussed in further detail in Note 17 in the Notes to the Financial Statements.

In 2008, the Bank overpaid its 2008 REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank used its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future). This overpayment was recorded as a prepaid asset and reported as “prepaid REFCORP assessment”. In April 2011, the Bank received settlement of the outstanding receivable balance from REFCORP, reducing the prepaid asset to zero.

As a result of the Bank's net loss in 2009, the Bank did not set aside any AHP funding to be awarded during 2010. However, as allowed per AHP regulations, the Bank elected to allot $948 thousand of future periods' required AHP contributions to be awarded during 2010 (referred to as Accelerated AHP). The Accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank's mission when it would otherwise be unable to do so, based on regulations. The Bank will credit the Accelerated AHP contribution against required AHP contributions over a period not to exceed five years. In 2011, the Bank repaid $923 thousand towards the $948 thousand accelerated amount, leaving a remaining balance of $25 thousand. In 2011, the Bank elected to allot $946 thousand of future periods' required AHP contributions to be awarded during the 2011. The amount outstanding to be repaid at December 31, 2011 was $971 thousand which was repaid in January 2012. In addition, during 2011 the Bank replenished the AHP funds by $412 thousand for non-compliance issues related to two AHP projects, which is included in the Bank's total assessments of $4.7 million.

Financial Condition

The following should be read in conjunction with the Bank's audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K.

Assets

Total assets were $52.0 billion at December 31, 2011, compared to $53.4 billion at December 31, 2010. Total investment securities declined $1.2 billion in the comparison while Federal funds sold declined $0.9 billion and mortgage loans held for portfolio declined $0.5 billion. These decreases were partially offset by a $0.9 billion increase in advances. The following provides additional details regarding the primary components of the Statement of Financial Condition.

Advances. Advances totaled $30.6 billion at December 31, 2011 compared with $29.7 billion at December 31, 2010. This increase reflected moderate demand for the Repo Plus and Core (Term) products, partially offset by a decline in Convertible products. At December 31, 2011, the Bank had advances to 191 borrowing members, compared to 202 borrowing members at December 31, 2010. A significant concentration of the advances continued to be generated from the Bank's five largest borrowers, reflecting the asset concentration mix of the Bank's membership base. Total advances outstanding to the Bank's five largest members increased modestly as of December 31, 2011 compared to December 31, 2010.

The following table provides information at par on advances by different product type at December 31, 2011 and 2010.

	December 31,
in millions	2011	2010
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$5.0	$1,020.0
Core (Term)	1,748.0	998.0
Total adjustable/variable-rate indexed	$1,753.0	$2,018.0
Fixed rate:
Repo/Mid-Term Repo	$11,782.5	$9,691.9
Core (Term)	11,332.9	10,898.7
Total fixed rate	$23,115.4	$20,590.6
Convertible	$3,990.8	$5,197.2
Amortizing/mortgage-matched:
Core (Term)	$453.2	$591.2
Total par balance	$29,312.4	$28,397.0

Total callable advances	$1,002.0	$22.0
The Bank had no putable advances at December 31, 2011 or 2010.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average balance during 2011 and 2010.

Member Asset Size	2011	2010
Less than $100 million	30	32
Between $100 million and $500 million	116	121
Between $500 million and $1 billion	45	45
Between $1 billion and $5 billion	30	29
Greater than $5 billion	15	15
Total borrowing members during the year	236	242
Total membership	300	308
Percentage of members borrowing during the period	78.7%	78.6%
Total borrowing members with outstanding loan balances at period-end	191	202
Percentage of members borrowing at period-end	63.7%	65.6%

During 2011, changes in the Bank's membership resulted in a net decrease of eight members. This activity included two out-of-district mergers, one withdrawal from membership, seven members merged within the Bank's district and one member 's charter was converted to an uninsured trust company, which is ineligible for membership. These reductions were partially offset by the addition of three new members.

See the “Credit and Counterparty Risk - TCP and Collateral” discussion in the Risk Management section of this Item 7. Management's Discussion and Analysis in this Form 10-K for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of December 31, 2011.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, totaled $3.9 billion at December 31, 2011 compared with $4.5 billion at December 31, 2010. This decline was primarily driven by the continued runoff of the existing portfolio, which more than offset new portfolio purchase activity. New portfolio activity has been negatively impacted by: (1) the current economic environment, which has resulted in fewer mortgage loan originations; (2) the Bank's 4.0% capital stock requirement on new MPF loans, which was previously zero; and (3) the Bank's decision to focus on purchasing MPF loans directly originated by member banks in district rather than nationwide indirect originations sourced by members.

All of the Bank's loan products are summarized below. The Bank places conventional mortgage loans that are 90 days or more delinquent on nonaccrual status and records cash payments received as a reduction of principal. However, government mortgage loans that are 90 days or more delinquent remain in accrual status due to guarantees or insurance. The Bank has a loan modification program for PFIs under the MPF Program, which has not resulted in a significant amount of modifications to date. The Bank considers modifications under the MPF Program to be troubled debt restructurings (TDRs), as the terms of such loans have been modified due to deterioration in the borrower's financial position. Effective January 1, 2011, based on a BOB loan's performance, the Bank no longer classifies BOB loans that are current as nonperforming and only considers BOB loans that are deferred or delinquent to be nonperforming assets. Foregone interest represents income the Bank would have recorded if the loan was paying according to its contractual terms. Foregone interest for the Bank's mortgage loans was $4.0 million, $3.9 million, $3.1 million $1.7 million, and $0.9 million for years from 2011 through 2007, respectively. Foregone interest for the Bank's BOB loans was immaterial.

	December 31,
(in millions)	2011	2010	2009	2008	2007
Advances(1)	$30,604.8	$29,708.4	$41,177.3	$62,153.4	$68,797.5
Mortgage loans held for portfolio, net(2)	3,883.1	4,483.0	5,162.8	6,165.3	6,219.7
Nonaccrual mortgage loans(3)	86.1	80.9	71.2	38.3	20.7
TDRs	4.1	—	—	—	—
Mortgage loans 90 days or more delinquent and still accruing interest(4)	8.5	10.4	16.5	12.6	14.1
BOB loans, net(5)	14.0	14.1	11.8	11.4	12.8
Nonaccrual BOB loans (5)	1.1	19.9	21.3	21.1	19.6
Notes:
(1)There are no advances which are past due or on nonaccrual status.
(2)All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3)Nonaccrual mortgage loans are reported net of interest applied to principal.
(4)Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.
(5)Effective January 1, 2011 only deferred and delinquent BOB loans were considered nonaccrual. Prior to that time, all BOB loans were considered nonaccrual.

The performance of the Bank’s MPF Program mortgage loans has continued to experience deterioration as a result of the overall economic conditions and the mortgage market. As of December 31, 2011, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represent 0.8% of the MPF Original portfolio and 3.6% of the MPF Plus portfolio.

Allowance for Credit Losses.  The allowance for credit losses is evaluated quarterly by management to identify the probable losses inherent within the portfolio and to determine the likelihood of collectability.

The Bank has not incurred any losses on advances since its inception. Due to the collateral held as security and the repayment history for advances, management believes that an allowance for credit losses for advances is unnecessary. This assessment also includes letters of credit which have the same collateral requirements as advances. See additional discussion regarding collateral policies and standards on the advances portfolio in the “Advance Products” discussion in Item 1. Business in this Form 10-K.

The Bank purchases government-guaranteed and/or -insured and conventional fixed-rate residential mortgage loans. Because the credit risk on the government-guaranteed/insured loans is predominantly assumed by other entities, only conventional mortgage loans are evaluated for an allowance for credit losses. The Bank’s conventional mortgage loan portfolio is comprised of large groups of smaller-balance homogeneous loans made to borrowers by PFIs that are secured by residential real estate. A mortgage loan is considered impaired when it is probable that all contractual principal and interest payments will not be collected as scheduled in the loan agreement based on current information and events. The Bank considers modified mortgage loans to be TDRs and impaired. As a result, modified mortgage loans are individually assessed for impairment. The Bank collectively evaluates the remaining mortgage loan portfolio for impairment.

The following table presents the rollforward of allowance for credit losses on the mortgage loans held for portfolio for the years ended December 31, 2007 through 2011.

	December 31,
(in millions)	2011	2010	2009	2008	2007
Balance, beginning of year	$3.2	$2.7	$4.3	$1.1	$0.9
Charge-offs	(0.5)	(0.1)	—	—	—
Provision (benefit) for credit losses	11.6	0.6	(1.6)	3.2	0.2
Balance, end of year	$14.3	$3.2	$2.7	$4.3	$1.1
As a % of mortgage loans held for portfolio	0.4%	0.1%	0.1%	0.1%	—%

The allowance for credit losses on mortgage loans is based on the losses inherent in the Bank's mortgage loan portfolio after taking in consideration the CE structure of the MPF Program. Probability of default and loss given default are based on the actual 12 month historical performance of the Bank's mortgage loans. Probability of default is based on a migration analysis, and loss given default is based on realized losses incurred on the sale of mortgage loan collateral. The resulting estimated loss is reduced by the CE structure of the MPF Program, discussed below. The determination of probability of default and loss given default were updated to the process described above during the first quarter of 2011. During 2010 and 2009, probability of default and loss given default were based on national statistics, adjusted for actual results. Prior to that time, probability of default and loss given default were based only on national statistics.

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the allowance for credit losses and the balance of the FLA and available CE at December 31, 2011.

	MPF CE structure December 31, 2011		Allowance for Credit Losses December 31, 2011
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.2	$89.0	$3.0	$(2.0)	$1.0
MPF Plus	32.1	51.3	29.1	(15.8)	13.3

The allowance for credit losses on mortgage loans increased from $3.2 million to $14.3 million during 2011. The increase was the result of the change in estimate during 2011, performance of the portfolio and the low interest rate environment. The change in estimate, including the more granular analysis of the CE structure on a Master Commitment basis, increased the allowance. During 2011, the performance of the portfolio deteriorated which resulted in increased probability of default and loss severities, as evidenced by the increase in nonaccrual loans while total mortgage loans decreased. The low interest rate environment in 2011 has decreased the estimated life of the portfolio as the Bank expects borrowers to refinance their mortgages, which reduced the estimated recoverable PFI CE fees available to offset losses. Other factors increasing the allowance for credit losses on mortgage loans were decreasing PFI loan repurchases due to loan representation and warranty breaches and the credit deterioration of companies providing PMI on mortgage loans.

The allowance for credit losses for BOB is based on probability of default and loss given default. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. Beginning January 1, 2011, probability of default is based on the actual performance of the BOB loan portfolio. Prior to that time, probability of default was based on NRSRO statistics for speculative grade corporate debt securities and trends in Gross Domestic Product (GDP). The following table presents the allowance for credit losses on the BOB loans for the years ended December 31, 2007 through 2011.

	December 31,
(in millions)	2011	2010	2009	2008	2007
Balance, beginning of year	$5.8	$9.5	$9.7	$6.8	$6.7
Charge-offs	(0.9)	(0.7)	(0.4)	(0.3)	(1.6)
Provision (benefit) for credit losses	(1.6)	(3.0)	0.2	3.2	1.7
Balance, end of year	$3.3	$5.8	$9.5	$9.7	$6.8
As a % of BOB loans	18.6%	29.3%	44.6%	46.0%	34.7%

The benefit for credit losses related to the BOB loans in 2011 was driven by the change in estimate on January 1, 2011 that is discussed above. Based on the nature of the BOB program, in that its purpose is to assist small and start-up businesses, the Bank expects that some of the loans will default. The ratio of charge-offs to average loans outstanding, net, was approximately 6.2 % and 5.5% during 2011 and 2010, respectively.

Cash and Due From Banks.  At December 31, 2011, cash and due from banks totaled $634.3 million compared to $143.4 billion at December 31, 2010. Institutions which normally would purchase the Bank’s excess liquidity did not have a need for the cash and, as a result, the Bank’s cash position was higher at December 31, 2011 compared to 2010.

 Investments. At December 31, 2011, the sum of the Bank's interest-bearing deposits plus Federal funds sold decreased $0.9 billion from December 31, 2010. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Investment securities totaled $14.2 billion at December 31, 2011 compared to $15.4 billion at December 31, 2010. The decline was mainly due to MBS paydowns during the year, partially offset by purchases of agency and GSE MBS. Four OTTI HTM securities were transferred to AFS during 2011. The Bank has not purchased any private label MBS since late 2007.

Details of investment securities follow.

	Carrying Value
(in millions)	December 31, 2011	December 31, 2010	December 31, 2009
Trading securities:
U.S. Treasury bills	$730.0	$879.9	$1,029.5
TLGP investments	250.1	250.1	250.0
Mutual funds offsetting deferred compensation	4.2	6.0	6.7
Total trading securities	$984.3	$1,136.0	$1,286.2
AFS securities:
GSE securities	$900.6	$—	$—
MBS:
GSE residential MBS	1,807.1	—	—
Private label residential MBS	1,631.3	2,200.4	2,381.0
HELOCs	15.1	15.4	14.3
Mutual funds partially securing supplemental retirement plan	2.0	2.0	2.0
Total AFS securities	$4,356.1	$2,217.8	$2,397.3
HTM securities:
Certificates of deposit	$2,000.0	$3,550.0	$3,100.0
State or local agency obligations	278.7	369.7	608.4
GSE securities	38.5	803.7	176.7
MBS:
U.S. agency	2,411.1	2,396.0	1,755.7
GSE residential MBS	2,462.7	2,646.5	1,312.2
Private label residential MBS	1,624.2	2,268.4	3,500.8
HELOCs	17.6	23.5	28.6
Total HTM securities	$8,832.8	$12,057.8	$10,482.4
Total investment securities	$14,173.2	$15,411.6	$14,165.9

The following table presents the maturity and yield characteristics for the investment securities portfolio, assuming no principal prepayments, as of December 31, 2011. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury bills	$730.0	$—	$—	$—	$730.0
TLGP investments	250.1	—	—	—	250.1
Mutual funds offsetting deferred compensation	4.2	—	—	—	4.2
Total trading securities	$984.3	$—	$—	$—	$984.3
Yield on trading securities	0.51%	n/a	n/a	n/a	0.51%

AFS securities:
GSE securities	$—	$900.6	$—	$—	$900.6
MBS:
GSE residential MBS	—	—	161.6	1,645.5	1,807.1
Private label residential MBS	—	—	—	1,631.3	1,631.3
HELOCs	—	—	—	15.1	15.1
Mutual funds partially securing supplemental retirement plan	2.0	—	—	—	2.0
Total AFS securities	$2.0	$900.6	$161.6	$3,291.9	$4,356.1
Yield on AFS Securities	n/a	0.50%	2.46%	3.78%	3.12%

HTM securities:
Certificates of deposit	$2,000.0	$—	$—	$—	$2,000.0
State or local agency obligations	—	3.0	7.4	268.3	278.7
GSE securities	—	38.5	—	—	38.5
MBS:
U.S. agency	—	—	479.2	1,931.9	2,411.1
GSE residential MBS	—	—	968.4	1,494.3	2,462.7
Private label residential MBS	—	—	93.4	1,530.8	1,624.2
Private label HELOCs	—	—	—	17.6	17.6
Total HTM securities	$2,000.0	$41.5	$1,548.4	$5,242.9	$8,832.8
Yield on HTM securities	0.18%	4.06%	2.60%	2.07%	1.75%

Total investment securities	$2,986.3	$942.1	$1,710.0	$8,534.8	$14,173.2
Yield on investment securities	0.29%	0.66%	2.59%	2.79%	2.12%
Interest-bearing deposits	$16.2	$—	$—	$—	$16.2
Federal funds sold	2,450.0	—	—	—	2,450.0
Total investments	5,452.5	942.1	1,710.0	8,534.8	16,639.4

As of December 31, 2011, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Freddie Mac	$2,866.5	$2,923.8
Fannie Mae	2,192.4	2,218.3
Ginnie Mae	1,931.9	1,942.0
U.S. Treasury	730.0	730.0
J.P. Morgan Mortgage Trust	578.5	566.8
NCUA	479.2	480.3
Toronto Dominion Bank	400.0	400.0
Australia & New Zealand Banking Group, LTD	400.0	400.0
Wells Fargo Mortgage Backed Securities Trust	398.6	381.0
Total	$9,977.1	$10,042.2

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk-Investments” discussion in the Risk Management section of this Item 7. Management's Discussion and Analysis in this Form 10-K.

Real Estate Owned. When a PFI forecloses on a delinquent mortgage loan, the Bank reclassifies the carrying value of the loan to other assets as real estate owned (REO) at fair value less estimated selling expenses. If the fair value of the REO property is lower than the carrying value of the loan, then the difference to the extent such amount is not expected to be recovered through recapture of performance-based CE fees is recorded as a charge-off to the allowance for credit losses. If a charge-off is required, the fair value less estimated costs to sell the property becomes the new cost basis for subsequent accounting. If the fair value of the REO property is higher than the carrying value of the loan, then the REO property is recorded at fair value less estimated selling costs. This is rare as the Bank believes this situation would require additional validation of the fair value. A PFI is charged with the responsibility for disposing of real estate on defaulted mortgage loans on behalf of the Bank. Once a property has been sold, the PFI presents a summary of the gain or loss for the individual mortgage loan to the master servicer for reimbursement of any loss. Gains on the sale of REO property are held and offset by future losses in the pool of loans, ahead of any remaining balances in the FLA. Losses are deducted from the FLA, if it has not been fully used. At December 31, 2011 and 2010, the Bank held $9.8 million and $12.6 million, respectively, of REO.

Liabilities and Capital

Deposits. At December 31, 2011, the Bank had no time deposits. At December 31, 2010, the Bank's time deposits totaled $500 thousand. This balance represents certificates of deposit issued by the Bank to members. During 2011, these deposits matured and were not replaced by new deposits from members.

Short-term Borrowings. For the table below, borrowings with original maturities of one year or less are classified as short-term. The following is a summary of key statistics for the Bank's short-term borrowings at par.

	Consolidated Obligations - Discount Notes			Consolidated Obligations -Bonds with original maturities of one year or less
(dollars in millions)	2011	2010	2009	2011	2010	2009
Outstanding at the end of the period	$10,922.0	$13,085.0	$10,208.9	$8,662.5	$517.0	$10,128.0
Wtd. average rate at end of the period	0.03%	0.17%	0.08%	0.17%	0.45%	0.79%
Daily average outstanding for the period	$10,850.7	$11,693.0	$14,127.3	$3,471.9	$3,136.2	$11,694.6
Weighted average rate for the period	0.10%	0.17%	0.30%	0.27%	0.67%	1.18%
Highest outstanding at any month-end	$13,255.0	$13,435.0	$22,864.3	$8,662.5	$9,889.7	$13,216.0

Contractual Obligations. The following table summarizes the expected payment of significant contractual obligations by due date or stated maturity date at December 31, 2011.

(in millions)	Total	Less than 1 Year	1 to 3 Years	4 to 5 Years	Thereafter
Consolidated obligations (at par):
Bonds (1)	$32,951.6	$15,402.8	$8,365.7	$6,079.0	$3,104.1
Index amortizing notes (1)	2,182.4	767.6	419.3	510.9	484.6
Discount notes	10,922.0	10,922.0	—	—	—
Operating leases:
Premises	26.1	1.9	3.7	3.7	16.8
Pension and post-retirement contributions	8.3	4.7	1.0	0.7	1.9
Total	$46,090.4	$27,099.0	$8,789.7	$6,594.3	$3,607.4
Note:
(1) Specific bonds or notes incorporate features, such as calls or indices, which could cause redemption at different times than the stated maturity dates.

Commitments and Off-Balance Sheet Items. At December 31, 2011, the Bank was obligated to fund approximately $553.1 million in additional advances, $14.0 million of mortgage loans and $6.7 billion in outstanding standby letters of credit, and to issue $55.0 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management monitors capital adequacy, including the level of retained earnings, through the evaluation of MV/CS as well as other risk metrics. Details regarding these metrics are discussed in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K.

During 2011, management developed and adopted a revised framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The new framework includes five risk elements that comprise the Bank's total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operating risk; and (5) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generates a retained earnings target of $672 million as of December 31, 2011, which is projected to decline to $422 million over a five-year time horizon, based on runoff of the private label MBS portfolio as well as the Bank's risk management actions. The framework will also assist management in its overall analysis of the level of future excess stock repurchases and dividends.

Changes in total retained earnings for 2011 and 2010 reflected the impact of net income in those years. Total retained earnings of $435.3 million at December 31, 2011 was comprised of unrestricted retained earnings of $430.8 million and RRE of $4.5 million.

On February 28, 2011, the 12 FHLBanks, including the Bank, entered into a JCEA intended to enhance the capital position of each FHLBank, including a set-aside for RRE. The JCEA was amended by the FHLBanks effective August 5, 2011 and implemented a conforming change to the Bank's Capital Plan effective September 5, 2011. See the Form 8-K filed by the Bank on August 5, 2011 incorporated by reference as Exhibits 4.1.2 and 10.14.1 in this Form 10-K for additional information.

Other Financial Information

Selected Quarterly Financial Data

The following tables present the Bank's unaudited quarterly operating results for each quarter in 2011 and 2010.

	2011
(in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$187.1	$187.1	$195.6	$206.5
Interest expense	145.4	149.6	159.6	167.3
Net interest income before provision for credit losses	41.7	37.5	36.0	39.2
Provision for credit losses	3.7	2.4	1.1	2.8
Net interest income after provision for credit losses	38.0	35.1	34.9	36.4
Other income (loss):
Net OTTI losses, credit portion	(7.6)	(6.2)	(10.8)	(20.5)
Net gains (losses) on derivatives and hedging activities	(0.5)	(5.3)	(0.7)	0.8
Net realized gains on AFS securities	—	—	7.3	—
All other income	3.0	2.3	2.1	3.1
Total other income (loss)	(5.1)	(9.2)	(2.1)	(16.6)
Other expense	20.8	12.2	15.6	16.4
Income before assessments	12.1	13.7	17.2	3.4
Assessments	1.2	1.8	4.5	0.9
Net income	$10.9	$11.9	$12.7	$2.5
Earnings per share (1)	$0.32	$0.34	$0.34	$0.06

	2010
(in millions, except per share amounts)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$237.8	$245.4	$245.5	$246.0
Interest expense	173.2	194.8	186.4	187.0
Net interest income before provision (benefit) for credit losses	64.6	50.6	59.1	59.0
Provision (benefit) for credit losses	0.3	(1.3)	(1.3)	(0.1)
Net interest income after provision (benefit) for credit losses	64.3	51.9	60.4	59.1
Other income (loss):
Net OTTI losses, credit portion	(13.1)	(7.0)	(110.7)	(27.6)
Net gains (losses) on derivatives and hedging activities	3.0	4.9	(8.0)	(4.6)
Net realized gains (losses) on AFS securities	—	8.4	(0.1)	—
Loss on extinguishment of debt	(12.3)	—	—	—
All other income	3.8	2.7	1.8	2.7
Total other income (loss)	(18.6)	9.0	(117.0)	(29.5)
Other expense	21.2	15.8	15.1	16.2
Income (loss) before assessments	24.5	45.1	(71.7)	13.4
Assessments	3.0	—	(3.5)	3.5
Net income (loss)	$21.5	$45.1	$(68.2)	$9.9
Earnings (loss) per share (1)	$0.53	$1.11	$(1.70)	$0.25
Note:
(1) The sum of the quarterly amounts for 2011 and 2010 does not equal the respective year's amount because the quarterly calculations are based on a changing number of average shares.

Capital Resources

The following should be read in conjunction with Note 17 in the Notes to the Financial Statements in Item 8. Financial Statements and Supplementary Financial Data.

Liquidity and Funding. Please refer to the “Liquidity and Funding Risk” section of Risk Management in Item 7. Management’s Discussion and Analysis for details.

Capital Plan.  Under Finance Agency implementation of the GLB Act, the Bank maintains a Capital Plan. In July 2010, the Bank implemented modifications to its Capital Plan. The amended Capital Plan replaced the Unused Borrowing Capacity membership stock purchase requirement, which was calculated quarterly and when a member borrowed from the Bank, with an annual Membership Asset Value (MAV) stock purchase requirement based on the member's prior December 31 call report data. This calculation is not affected by the amount the member borrows from the Bank. Membership assets include, but are not limited to, the following: U.S. Treasury securities; U.S. agency securities; U.S. agency MBS; non-agency MBS; 1-4 family residential first mortgage loans; multi-family mortgage loans; 1-4 family residential second mortgage loans; home equity lines of credit; and commercial real estate loans. A factor is applied to each membership asset category and the resulting MAV is determined by summing the products of the membership asset categories and the respective factor. The MAV capital stock requirement range is from 0.05%-1.00%. All members fully transitioned to the amended Capital Plan by April 8, 2011. The range of the capital stock requirement on advances was expanded from 4.50%-6.00% to 3.00%-6.00%. The initial capital stock requirement under the amended Capital Plan for advances was lowered from 4.75% to 4.60%. The range of the capital stock requirement on AMA loans (i.e., MPF loans) sold to the Bank and put on its balance sheet was expanded from zero to 4.00% to zero to 6.00%. The amended Capital Plan also introduced a new capital stock requirement on letters of credit.

On February 28, 2011, the 12 FHLBanks, including the Bank, entered into a JCEA intended to enhance the capital position of each FHLBank, including a set-aside for RRE. The JCEA was amended by the FHLBanks effective August 5, 2011, and the Bank implemented a conforming change to the its Capital Plan effective September 5, 2011. See the Form 8-K filed by the Bank on August 5, 2011 incorporated by reference as Exhibits 4.1.2 and 10.14.1 in this Form 10-K for additional information.

Excess Capital Stock and Dividends. As previously discussed, the Bank suspended excess capital stock repurchases and payment of dividends on December 23, 2008. However, beginning October 29, 2010, the Bank executed partial repurchases of excess capital stock in each of the following five quarters, including fourth quarter 2011. At December 31, 2011 and 2010, excess capital stock held by the Bank's stockholders totaled $1.3 billion and $1.9 billion, respectively. The amount of excess capital stock repurchased from any member in each repurchase transaction was the lesser of 5% of the member's total capital stock outstanding or its excess capital stock outstanding on the date immediately preceding the repurchase date. In addition, the Bank repurchased approximately $165 million in excess capital stock on February 23, 2012. Also, on February 23, 2012, the Bank paid a dividend equal to an annual yield of 0.10%.

Decisions regarding any future repurchases of excess capital stock or dividend payments will be made on a quarterly basis. Bank management and the Board believe that (1) the condition of the Bank's private label MBS portfolio; (2) the Bank's overall financial performance and retained earnings levels; (3) the level of retained earnings with respect to the total balance of AOCI and progress toward the Bank's retained earnings target; (4) developments in the housing, mortgage and credit markets; (5) positive GAAP earnings; (6) market value to capital stock ratio above 87.5% ; and (7) maintenance of adequate excess regulatory capital should all be considered in assessing the Bank’s ability to repurchase excess stock and resume paying a dividend. In February 2012, the Board approved a change to the floor for the market value to capital stock ratio, and it is now 90.0%. Dividends may be paid in either capital stock or cash; the Bank has historically paid cash dividends only.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	December 31,
(in millions)	2011	2010	2009
Permanent capital:
Capital stock (1)	$3,435.6	$4,021.1	$4,026.3
Retained earnings	435.3	397.3	389.0
Total permanent capital	$3,870.9	$4,418.4	$4,415.3

RBC requirement:
Credit risk capital	$678.2	$797.6	$943.7
Market risk capital	138.8	448.7	1,230.8
Operations risk capital	245.1	373.9	652.4
Total RBC requirement	$1,062.1	$1,620.2	$2,826.9
Excess permanent capital over RBC requirement	$2,808.8	$2,798.2	$1,588.4
Note:
(1)Capital stock includes mandatorily redeemable capital stock.

The total RBC requirement has continued to decrease since December 31, 2009 due mainly to private label MBS factors outlined below. The impact of the partial repurchases of excess capital stock in 2011 reduced total permanent capital. As a result, the excess permanent capital over the RBC requirement was relatively unchanged for 2011.

On December 22, 2011, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended September 30, 2011. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2011.

Credit Risk Capital.  The Bank’s credit risk capital requirement is the sum of credit risk capital charges computed for assets, off-balance sheet items, and derivative contracts based on the credit risk percentages assigned to each item as determined by the

Finance Agency. Since 2009, the credit risk capital component has declined primarily due to runoff of the private label MBS portfolio which outweighed further rating deterioration. For information on the credit ratings of the private label MBS, see the “Credit and Counterparty Risk – Investments” discussion in the Risk Management section of this Item 7. Management’s Discussion and Analysis in this Form 10-K.

Market Risk Capital.  The Bank’s market risk capital requirement is the sum of the market value of the Bank’s portfolio at risk from movements in interest rates and the amount, if any, by which the Bank’s current market value of equity is less than 85% of the Bank’s book value of equity as of the measurement calculation date. The Bank calculates the market value of its portfolio at risk and the current market value of its total capital by using an internal market risk model that is subject to annual independent validation.

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

The decline in the market risk component in 2010 was largely the result of additional increases in private label MBS prices as well as principal paydowns on the portfolio which increased the Bank’s market value of equity. The further decline during 2011 was primarily a result of the lower rate environment and additional scenarios included in the simulation.

Operations Risk Capital.  The Bank’s operations risk capital requirement is equal to 30% of the sum of its credit risk capital requirement and its market risk capital requirement. As a result, this RBC requirement decreased from 2010 to 2011 due to the decrease in the credit risk and market risk capital requirements.

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

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at December 31, 2011.

(dollars in millions)	December 31, 2011	December 31, 2010
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$2,079.8	$2,135.5
Regulatory capital (1)	3,870.9	4,418.6
Total assets	51,994.3	53,386.7
Regulatory capital ratio (regulatory capital as a percentage of total assets)	7.4%	8.3%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	2,599.7	$2,669.3
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,806.3	6,627.8
Leverage ratio (leverage capital as a percentage of total assets)	11.2%	12.4%
Note:
(1) As of October 2011, in accordance with an FHFA recommendation, regulatory capital no longer includes off-balance sheet credit reserves.

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock is presented below.

(dollars in millions)	December 31, 2011	December 31, 2010
Commercial banks	$1,839.4	$2,192.2
Thrifts	1,445.4	1,705.0
Credit unions	48.8	54.9
Insurance companies	56.3	34.8
Total GAAP capital stock	3,389.9	3,986.9
Mandatorily redeemable capital stock	45.7	34.2
Total capital stock	$3,435.6	$4,021.1

The composition of the Bank's membership by institution type is presented below.

	December 31, 2011	December 31, 2010
Commercial banks	186	191
Thrifts	88	90
Credit unions	23	24
Insurance companies	3	3
Total	300	308

Critical Accounting Policies

The Bank's financial statements are prepared by applying certain accounting policies. Note 1 Summary of Significant Accounting Policies in the Notes to Financial Statements in Item 8 of this Form 10-K describes the most significant accounting policies used by the Bank. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank's reported results and financial position for the period or in future periods.

OTTI Assessments for Investment Securities. For debt securities, impairment is considered to be other than temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its amortized cost basis, or (3) does not expect to recover the security's entire amortized cost basis (even if the entity does not intend to sell the security), which occurs if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a credit loss).

The Bank evaluates AFS and HTM securities in an unrealized loss position (i.e., impaired securities) for OTTI on at least a quarterly basis. For its private label residential MBS, the Bank employs models or alternative procedures to determine the cash flows that it is likely to collect. These models consider borrower characteristics and the particular attributes of the loans underlying the securities, in conjunction with assumptions about future changes in home prices and interest rates, to predict the likelihood a loan will default and the impact on default frequency, loss severity and remaining credit enhancement. A significant input to these models is the forecast of future housing price changes for the relevant states and metropolitan statistical areas, which is based upon an assessment of the various housing markets. In general, since the ultimate receipt of contractual payments on these securities will depend upon the credit and prepayment performance of the underlying loans and, if needed, the credit enhancements for the senior securities owned by the Bank, the Bank uses these models to assess whether the credit enhancement associated with each security is sufficient to protect against likely losses of principal and interest on the underlying mortgage loans. The development of the modeling assumptions requires significant judgment.

The modeling assumptions are developed through the FHLBanks' OTTI Governance Committee (OTTI Governance Committee), which is responsible for reviewing and approving the key assumptions, including interest rate and housing prices, along with related modeling inputs and methodologies to be used to generate cash flow projections. The OTTI Governance Committee requires the FHLBanks to generate cash flow projections on a common platform. To generate cash flow projections on its private label MBS, the Bank utilizes the FHLBank of Indianapolis for Prime and Alt-A (except for common CUSIPs, which are those held by two or more FHLBanks), the FHLBank of Chicago for subprime, and the FHLBank of San Francisco for common CUSIPs. The Bank performs its OTTI analysis on those securities that had monoline insurance in a manner consistent with other FHLBanks with similar instruments. For certain private label residential MBS where underlying loan level collateral data is not available, alternative procedures are used to assess these securities for OTTI, potentially including a cash flow test. Additionally, the OTTI Governance Committee requires the FHLBanks to perform OTTI analysis on sample securities to ensure that the OTTI analysis produces consistent results among the FHLBanks. If the Bank determines that a commonly owned security is other-than-temporarily impaired, the FHLBanks that jointly own the common security will consult with each other to arrive at the same financial results.

During each quarter of 2011, the Bank reviewed the FHLBank System-wide assumptions used in the OTTI process. Based on the results of these reviews, the Bank deemed the FHLBank System-wide assumptions to be reasonable and adopted them. However, different assumptions could produce materially different results, which could impact the Bank's conclusions as to whether an impairment is considered other-than-temporary and the magnitude of the credit loss.

If the Bank intends to sell an impaired debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the impairment is other-than-temporary and is recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost. To date, the Bank has not met either of these conditions.

In instances in which the Bank determines that a credit loss exists but the Bank does not intend to sell the security and it is not more likely than not that the Bank will be required to sell the security before the anticipated recovery of its remaining amortized cost basis, the OTTI is separated into (1) the amount of the total impairment related to the credit loss and (2) the amount of the total impairment related to all other factors (i.e., the noncredit portion). The amount of the OTTI related to the credit loss which could be up to the difference between the security's amortized cost basis and its fair value is recognized in earnings. The amount of the total OTTI related to all other factors is recognized in AOCI. The total OTTI is presented in the Statement of Operations with an offset for the amount of the total OTTI that is recognized in AOCI. Absent the intent or requirement to sell a security, if a credit loss does not exist, any impairment is considered to be temporary.

Regardless of whether an OTTI is recognized in its entirety in earnings or if the credit portion is recognized in earnings and the noncredit portion is recognized in AOCI, the estimation of fair values has a significant impact on the amount(s) of any impairment that is recorded.

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

In periods subsequent to the recognition of an OTTI loss, the other-than-temporarily impaired debt security is accounted for as if it had been purchased on the measurement date of the OTTI at an amount equal to the previous amortized cost basis less the credit-related OTTI recognized in earnings. In future OTTI evaluations, if the present value of cash flows expected to be collected is less than the amortized cost basis, an additional OTTI credit loss is recorded in earnings, which could be up to the difference between the security's amortized cost and its fair value. If the present value of cash flows expected to be collected is greater than amortized cost by a significant amount, the Bank adjusts the accretable yield on a prospective basis. Therefore, the Bank recognizes cash flow improvements in securities through interest income.

Fair Value Calculations and Methodologies.  The Bank carries certain assets and liabilities, including investments classified as AFS and trading, and all derivatives on the Statement of Condition at fair value. The Bank also provides certain fair value based disclosures, including the methods and significant assumptions used to estimate those fair values. Fair value is the price that would be received to sell an asset or the price paid to transfer a liability in an orderly transaction between market participants at the measurement date (December 31, 2011 in this instance). At times there may be little, if any, market activity for an asset at the measurement date; however, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Even in times of market dislocation, it is not appropriate to conclude that all market activity represents forced liquidations or distressed sales. However, it is also not appropriate to automatically conclude that any transaction price is determinative of fair value. Determining fair value in a dislocated market depends on the facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. The determination of fair value by the Bank for each asset or liability assumes that the transaction occurs in the principal market by market participants.

Fair values are based on quoted market prices, if such prices are available. If quoted market prices are not available, fair values are determined using a modified matrix pricing approach or are based on valuation models that use one of the following:

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

The Bank's methodology for estimating MBS fair values was developed by the FHLBank's MBS Pricing Governance Committee to achieve consistency across the FHLBank System. Prior to December 31, 2011, the Bank obtained prices from four third-party vendors. The median price was the fair value of the MBS. This process incorporated variance thresholds to assist in identifying median prices that required further review. The methodology was refined effective December 31, 2011. The refined methodology still requires that the Bank request prices for all MBS from four third-party vendors and calculate a median price. All prices received from the vendors that fall within certain tolerance thresholds are deemed to be in a cluster and are averaged to calculate the default price of each MBS. Prices received that are outside of the cluster are evaluated to determine if any of those or a different price, is the best fair value estimate of the MBS. In certain limited instances (i.e., prices are all outside of the cluster or the third-party services do not provide a price), the Bank will obtain a price from securities dealers or internally model a price that is deemed most appropriate after consideration of all relevant factors that would be considered by market participants. Prices for CUSIPs held in common with other FHLBanks are reviewed for consistency. In using this common methodology, each FHLBank remains responsible for the selection and application of its fair value methodology and the reasonableness of assumptions and inputs used.

The four pricing vendors use various proprietary models to price MBS. Since many MBS do not trade on a daily basis, the pricing vendors use available information, as applicable, such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process, which facilitates resolution of potentially erroneous prices identified by the Bank. The Bank had a minimal number of prices that required a challenge, and such challenges had an insignificant impact on fair value, as the Bank used the average cluster prices in almost all instances. The Bank conducted reviews of the four pricing vendors to understand the vendors' pricing processes, methodologies and control procedures. To the extent available, the Bank also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes, and no information obtained, caused the Bank to modify its process or invalidate its results. As an additional step, the Bank reviewed the final fair value estimates of its private label MBS as of December 31, 2011 for inconsistencies using an implied yield test, which resulted in no adjustments to fair value.

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

Accounting for Derivatives. The Bank uses derivative instruments as part of its risk management activities to protect the value of certain assets, liabilities and future cash flows against adverse interest rate movements. The accounting for derivatives is considered critical because such transactions are subject to complex accounting rules and because derivative and hedge accounting related valuations are based on techniques that involve the use of highly subjective assumptions.

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

The Bank is subject to credit risk in derivative transactions due to potential nonperformance by the derivative counterparties. The Bank evaluates the potential for the fair value of the derivative instruments to be impacted by changes in its own creditworthiness and the creditworthiness of the derivative counterparties after consideration of legally enforceable risk mitigation agreements, which include negotiated terms that are favorable to the Bank. For example, the Bank requires collateral agreements on all non-member derivative instrument contracts under which collateral must be posted against exposure over an unsecured threshold amount. In addition, the Bank has entered into master-netting and bilateral security agreements with all active derivative counterparties that provide for delivery of collateral (cash or securities) at specified levels tied to individual counterparty credit ratings as reported by the credit rating agencies. These agreements generally prohibit rehypothecation of the collateral and at times the Bank utilizes a third party custodian to hold the collateral. Due to the credit risk mitigation provided by the agreements, the Bank has determined that the impact of credit risk on the fair value of derivatives is insignificant and no adjustments are necessary.

Generally, the Bank uses derivatives when they are likely to provide a cost-effective means to mitigate the interest rate risk inherent in its business. The most common objectives of hedging with derivatives include: (1) preserving an interest rate spread between the yield of an asset and the cost of a supporting liability; (2) mitigating the adverse earnings effects resulting from the potential prepayment or extension of certain assets and liabilities; and (3) protecting the value of existing asset or liability positions or of anticipated transactions. Much of the Bank's hedging activity is directed toward reducing interest rate risk and basis risk from loans and supporting debt. Historically, the Bank has used structured debt to create low-cost funding, which is used primarily to provide more attractively priced loans to the Bank's members. Derivatives are also used to hedge loans with specialized embedded pricing features, customized to meet individual member funding needs and/or to reduce member borrowing costs.

The Bank's policy remains consistent with Finance Agency regulation, which is to use derivative instruments only to reduce the market risk exposures inherent in the otherwise unhedged asset and funding positions of the Bank.

Advances and Related Allowance for Credit Losses. The Statement of Condition presents advances, net of unearned commitment fees and discounts. Amortization of such fees and discounts is calculated using the interest method and is reflected as a component of interest income. Since its establishment in 1932, the Bank has never experienced a credit loss on advances. Further, management does not anticipate credit losses on any advances currently outstanding to members. The Bank is required by statute to obtain sufficient collateral on advances to protect against losses and to accept as collateral on member loans only high quality investment securities, residential mortgage loans, deposits in the Bank, and ORERC and CFI assets. The Bank continues to have rights to mortgage loans and/or securities as collateral on a member-by-member basis with an estimated net realizable value in excess of the outstanding advances of each individual borrower. Accordingly, there is no allowance for credit losses for advances.

Guarantees and Consolidated Obligations. The Bank is jointly and severally liable for the payment of all the consolidated obligations of the entire FHLBank System. Accordingly, if one or more of the FHLBanks were unable to repay its direct participation in the consolidated obligations, each of the other FHLBanks could be called upon to repay all or part of those obligations, as approved or directed by the Finance Agency. The Bank does not recognize a liability for its joint and several obligations related to consolidated obligations issued for other FHLBanks because the Bank considers the joint and several liability a related party guarantee that meets the scope exception under guarantor accounting. On the Statement of Condition, the Bank records a liability for consolidated obligations associated only with the proceeds it receives from the issuance of those consolidated obligations.

Accounting for Premiums/Discounts and Basis Adjustments on Advances, Mortgage Loans, MBS and Consolidated Obligations. Typically, the Bank purchases mortgage loans and MBS at amounts that are different than the contractual note amount. The difference between the purchase price and the contractual note amount establishes a premium or discount. The Bank also receives or incurs various mortgage related fees. Mortgage loans and MBS are reported on the Statement of Condition at their principal amount outstanding net of deferred loan fees and premiums or discounts. Bank policy requires the amortization or accretion of these purchased premiums or purchased discounts to interest income using the contractual method, which produces a constant effective yield over the contractual life, which represents the stated maturity. Management prefers the contractual method to maturity because the income effects of the amortization or accretion are recognized in a manner that reflects the actual behavior of the underlying assets during the period in which the behavior occurs. Also, this method tracks the contractual terms of the assets without regard to changes in estimates based on assumptions about future borrower behavior. Premiums and discounts on MBS that are determined to be OTTI are not accounted for in accordance with this policy, but with the Bank's accounting for other-than-temporarily impaired investments above. Basis adjustments (BAs) are accreted or amortized over the remaining lives of the advances or debt using the contractual method. Examples of events that may cause BAs include the termination of a fair value hedging relationship and prepayment fees associated with a minor modification of an advance.

Allowance for Credit Losses on Banking on Business Loans. The Bank bases the allowance for credit losses on management's estimate of loan losses inherent in the Bank's BOB loan portfolio as of the balance sheet date. During the first quarter of 2011, the Bank updated its probability of default from national statistics for speculative grade debt to the actual performance of the BOB program. The Bank also eliminated the adjustment to probability of default as a result of trends in gross domestic product. Loss given default continues to be considered to be 100% as the BOB program has no collateral or credit enhancement requirements. In addition, as a result of the collection history of BOB loans, the Bank no longer has doubt about the ultimate collection of BOB loans and only considers BOB loans that are delinquent to be nonperforming assets.

Allowance for Credit Losses on Mortgage Loans Held for Portfolio. The Bank bases the allowance for credit losses on management's estimate of loan losses inherent in the Bank's mortgage loan portfolio as of the balance sheet date taking into consideration CE structure of the MPF Program. During the first quarter of 2011, the Bank updated its probability of default and loss given default from national statistics (adjusted for actual results) for mortgage loans to the actual 12 month historical performance of the Bank's mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral. The resulting estimated losses are reduced by the CEs available under the MPF Program, which are contractually set. The Bank incurs the initial losses on mortgage loans up to an agreed upon amount, referred to as the first loss account. Losses in excess of the first loss account are covered by the CEs of the MPF Program and are excluded from the determination of the allowance for credit losses. Losses in excess of the credit enhancements are incurred by the Bank. In addition, certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI (or Seller) for its retention of credit risk. Losses expected to be recaptured are also excluded from the determination of the allowance for credit losses.

For further discussion regarding the allowance for credit losses in Notes 1 and 11 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K. The change in estimate also includes a more granular Master Commitment analysis of credit enhancements. The overall impact of the changes in estimates for the MPF and BOB loans was immaterial.

Proposed and Recently Issued Accounting Standards. The Financial Accounting Standards Board (FASB) has proposed various changes related to the accounting for financial instruments and derivatives and hedging activities (collectively referred to as the FI ED). If approved, the FI ED is expected to have a material impact on the Bank's Statements of Operations, Condition, and Changes in Capital. In addition, the FI ED, as proposed, is expected to significantly impact all of the Bank's Critical Accounting Policies except for Guarantees and Consolidated Obligations. The Bank is continuing to monitor the FI ED's status. See Note 2 Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations for information on new accounting pronouncements impacting the 2011 financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

The legislative and regulatory environment for the Bank has changed profoundly over the past several years. Financial regulators have issued proposed and/or final rules to implement Dodd-Frank enacted in July 2010, and Congress continues to consider housing finance and GSE reform. The Bank's business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to be materially affected by the Dodd-Frank Act; however, the full effect will become known only after the required regulations, studies and reports are issued. Significant recent regulatory actions and developments are summarized below.

Dodd-Frank Act

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

Mandatory Clearing of Derivatives Transactions. The CFTC has issued a final rule regarding the process to determine which types of swaps will be subject to mandatory clearing. The CFTC has also issued a proposal setting forth an implementation schedule for effectiveness of its mandatory clearing determinations. Pursuant to this proposal, regardless of when the CFTC determines that a type of swap is required to be cleared, such mandatory clearing would not take effect until certain rules being issued by the CFTC and the SEC under the Dodd-Frank Act have been finalized. In addition, the proposal provides that each time the CFTC determines that a type of swap is required to be cleared, the CFTC would have the option to implement such requirement in three phases. Under the proposal, the Bank would be a “category 2 entity” and would therefore have to comply with mandatory clearing requirements for a particular swap during phase 2 (within 180 days of the CFTC's issuance of such requirements). Based on the CFTC's proposed implementation schedule and the time periods set forth in the rule for CFTC determinations regarding mandatory clearing, it is not expected that any of the Bank's swaps will be required to be cleared until the fourth quarter of 2012, at the earliest.

Collateral Requirements for Cleared Swaps. Cleared swaps will be subject to initial and variation margin requirements established by the clearinghouse and its clearing members. While clearing swaps may reduce counterparty credit risk, the margin requirements for cleared swaps have the potential of making derivative transactions more costly. In addition, mandatory swap clearing will require the Bank to enter into new relationships and accompanying documentation with clearing members (which the Bank is currently negotiating) and additional documentation with the Bank's swap counterparties.

The CFTC has issued a final rule requiring that collateral posted by swap customers to a clearinghouse in connection with cleared swaps be legally segregated on a customer-by-customer basis (the LSOC Model). Pursuant to the LSOC Model, customer collateral must be segregated by customer on the books of a futures commission merchant (FCM) and derivatives clearing organization but may be commingled with the collateral of other customers of the same FCM in one physical account. The LSOC Model affords greater protection to collateral posted for cleared swaps than is currently afforded to collateral posted for futures contracts. However, because of operational and investment risks inherent in the LSOC Model and because of certain provisions applicable to FCM insolvencies under the U.S. Bankruptcy Code, the LSOC Model does not afford complete protection to cleared swaps customer collateral. To the extent the CFTC's final rule places the Bank's posted collateral at greater risk of loss in the clearing structure than under the current over-the-counter market structure, the Bank may be adversely impacted.

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the proposed rules jointly issued by the CFTC and SEC, it does not appear likely that the Bank will be required to register as a “major swap participant,” although this remains a possibility. Also, based on the definitions in the proposed rules, it does not appear likely that the Bank will be required to register as a “swap dealer” for the derivative transactions that the Bank enters into with dealer counterparties for the purpose of hedging and managing the Bank's interest rate risk; however, based on the proposed rules, it is possible that the Bank could be required to register with the CFTC as a swap dealer if it enters into intermediated swaps with members beyond a very narrow proposed exemption.

It is also unclear how the final rule will treat the call and put optionality in certain advances to members. The CFTC and SEC have issued joint proposed rules further defining the term “swap” under the Dodd-Frank Act. These proposed rules and accompanying interpretive guidance attempt to clarify what products will and will not be regulated as “swaps.” While it is unlikely that advance transactions between the Bank and its member customers will be treated as “swaps,” the proposed rules and accompanying interpretive guidance are not entirely clear on this issue.

Depending on how the terms “swap” and “swap dealer” are defined in the final regulations, the Bank may be faced with the business decision of whether to continue to offer certain types of advance products to member customers if those transactions would require the Bank to register as a swap dealer. Designation as a swap dealer would subject the Bank to significant additional regulation and costs including, without limitation, registration with the CFTC, new internal and external business conduct standards, additional reporting requirements, and additional swap-based capital and margin requirements. Even if the Bank is designated as a swap dealer as a result of its advance activities, the proposed regulations would permit the Bank to apply to the CFTC to limit such designation to those specified activities for which the Bank is acting as a swap dealer. If such limited designation is granted, the Bank's hedging activities would not be subject to the full requirements that will generally be imposed on traditional swap dealers.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new regulatory requirements, including mandatory reporting, documentation, and minimum margin and capital requirements. Under the proposed margin rules, the Bank will have to post both initial margin and variation margin to the Bank's swap dealer counterparties, but may be eligible in both instances for modest unsecured thresholds as “low-risk financial end users.” Pursuant to additional Finance Agency provisions, the Bank will be required to collect both initial margin and variation margin from the Bank's swap dealer counterparties, without any unsecured thresholds. These margin requirements and any related capital requirements could adversely impact the liquidity and pricing of certain uncleared derivative transactions entered into by the Bank, making such trades more costly.

The CFTC has issued a proposal setting forth an implementation schedule for the effectiveness of the new margin and documentation requirements for uncleared swaps. Pursuant to the proposal, regardless of when the final rules regarding these requirements are issued, such rules would not take effect until (1) certain other rules being issued under the Dodd-Frank Act take effect and (2) a certain additional time period has elapsed. The length of this additional time period depends on the type of entity entering into the uncleared swaps. The Bank would be a “category 2 entity” and would therefore have to comply with the new requirements during phase 2 (within 180 days of the effectiveness of the final applicable rulemaking). Accordingly, it is not likely that the Bank would have to comply with such requirements until fourth quarter of 2012, at the earliest.

Temporary Exemption from Certain Provisions. While certain provisions of the Dodd-Frank Act took effect on July 16, 2011, the CFTC has issued an amended order, temporarily exempting persons or entities with respect to provisions of Title VII of the Dodd-Frank Act that reference “swap dealer,” “major swap participant,” “eligible contract participant,” and “swap.” These exemptions will expire upon the earlier of: (1) the effective date of the applicable final rule further defining the relevant terms; or (2) July 16, 2012. In addition, the provisions of the Dodd-Frank Act that will have the most effect on the Bank did not take effect on July 16, 2011, but will take effect no less than 60 days after the CFTC publishes final regulations implementing such provisions. The CFTC is expected to publish such final regulations during the first half of 2012, but it is not expected that such final regulations will become effective until later in 2012, and delays beyond that time are possible. In addition, as discussed above, mandatory clearing requirements and new margin and documentation requirements for uncleared swaps may be subject to additional implementation schedules, further delaying the effectiveness of such requirements.

The Bank, together with the other FHLBanks, is actively participating in the regulatory process regarding the Dodd-Frank Act by formally commenting to the regulators regarding a variety of rulemakings that could impact the FHLBanks. The Bank is also working with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.

Regulation of Systemically Important Nonbank Financial Companies. Federal Reserve Board Proposed Definitions. On February 11, 2011, the Federal Reserve issued a proposed rule that would define certain key terms relevant to “nonbank financial companies” under the Dodd-Frank Act, including the interagency oversight council's (Oversight Council) authorities described below. The proposed rule provides that a company is “predominantly engaged in financial activities” and thus a nonbank financial company if:

•	the annual gross financial revenue of the company represents 85 percent or more of the company's gross revenue in either of its two most recent completed fiscal years; or

•	the company's total financial assets represent 85 percent or more of the company's total assets as of the end of either of its two most recently completed fiscal years.

The Bank would be deemed predominantly engaged in financial activities and thus a nonbank financial company under the proposed rule.

Oversight Council Proposed Rule. On October 18, 2011, the Oversight Council issued a second notice of proposed rulemaking to provide guidance regarding the standards and procedures it will consider in designating nonbank financial companies whose financial activities or financial condition may pose a threat to the overall financial stability of the U.S., and to subject those companies to the Federal Reserve's supervision and certain prudential standards. Under the proposed designation process, in non-emergency situations the Oversight Council will first identify those U.S. nonbank financial companies that have $50 billion or more of total consolidated assets and exceed any of five other quantitative threshold indicators of interconnectedness or susceptibility to material financial distress. Significantly for the Bank, in addition to the asset size criterion, one of the other thresholds is whether a nonbank financial company has $20 billion or more of borrowing outstanding, including bonds (in the Bank's case, consolidated obligations) issued. As of December 31, 2011, the Bank had $52.0 billion in total assets and $46.5 billion in total outstanding consolidated obligations. If a nonbank financial company meets any of these quantitative thresholds, the Oversight Council will then analyze the potential threat that the nonbank financial company may pose to the U.S. financial stability, based in part on information from the company's primary financial regulator and nonpublic information collected directly from the company.

Federal Reserve Proposed Prudential Standards. On January 5, 2012, the Federal Reserve issued a proposed rule that would implement the enhanced prudential standards and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the U.S. financial stability. Such proposed prudential standards include: risk-based capital and leverage requirements, liquidity standards, requirements for overall risk management, single-counterparty credit limits, stress test requirements, and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under Additional Developments).

The Federal Reserve and Oversight Council proposed rules are broad enough to likely capture the Bank as a nonbank financial company and may subject it to Federal Reserve oversight and prudential standards, unless the final applicable rules exempt the FHLBanks. If the Bank is designated by the Oversight Council for supervision and oversight by the Federal Reserve, then the Bank's operations and business could be adversely impacted by additional costs and business activities' restrictions resulting from such oversight.

Significant FHFA Regulatory Actions

Final Rules

Temporary Increases in Minimum Capital Levels.  On March 3, 2011, the FHFA issued a final rule effective April 4, 2011 authorizing the Director of the FHFA to increase the minimum capital level for an FHLBank if the Director determines that the current level is insufficient to address such FHLBank's risks.  The rule provides certain factors that the Director may consider in making this determination (including current or anticipated declines in the value of assets held by the FHLBank and current or projected declines in its capital), and gives the Director discretion to consider other conditions as appropriate. The rule provides that the Director shall consider the need to maintain, modify or rescind any such increase no less than every 12 months.  If the Bank is required to increase its minimum capital level, the Bank may need to lower or suspend dividend payments to increase retained earnings to satisfy such increase.  Alternatively, the Bank could satisfy an increased capital requirement by disposing of assets to decrease the size of its balance sheet relative to total outstanding stock, which may adversely impact the results of operations and financial condition and ability to satisfy its mission.

Conservatorship and Receivership. On June 20, 2011, the FHFA issued a final rule to establish a framework for conservatorship and receivership operations for the FHLBanks. The rule addresses the nature of a conservatorship or receivership and provides greater specificity on the FHLBank's operations, in line with procedures set forth in similar regulatory frameworks such as the FDIC's receivership authority. The rule clarifies the relationship among various classes of creditors and equity holders under a conservatorship or receivership and the priorities for contract parties and other claimants in receivership. This rule became effective on July 20, 2011.

Voluntary Mergers. On November 28, 2011, the FHFA issued a final rule that establishes the conditions and procedures for the consideration and approval of voluntary mergers between FHLBanks. Under the rule, two or more FHLBanks may merge provided:

•	the FHLBanks have agreed upon the terms of the proposed merger and the board of directors of each such FHLBank has authorized the execution of the merger agreement;

•	the FHLBanks have jointly filed a merger application with the FHFA to obtain the approval of the Director;

•	the Director has granted approval of the merger, subject to any closing conditions as the Director may determine must be met before the merger is consummated;

•	the members of each such FHLBank ratify the merger agreement;

•	the Director has received evidence that the closing conditions have been met; and

•	the Director has accepted the organization certificate of the continuing FHLBank.

Proposed Rules

Use of NRSRO Credit Ratings. On January 31, 2011, the FHFA issued an advance notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all federal agencies to remove portions of regulations that require use of NRSRO credit ratings in the assessment of a security. The notice seeks comment regarding certain specific FHFA regulations applicable to FHLBanks including RBC requirements, prudential requirements, investments, and consolidated obligations.

Private Transfer Fee Covenants. On February 8, 2011, the FHFA issued a proposed rule that would restrict the Bank from purchasing, investing in, or taking a security interests in, mortgage loans on properties encumbered by private transfer fee covenants, securities backed by such mortgage loans, and securities backed by the income stream from such covenants, except for certain transfer fee covenants. Excepted transfer fee covenants would include covenants to pay private transfer fees to covered associations (including organizations comprising owners of homes, condominiums, or cooperatives or certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions would apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to such securities backed by such mortgages, and to securities issued after that date and backed by revenue from private transfer fees regardless of when the covenants were created. The Bank would be required to comply with the regulation within 120 days of the publication of the final rule. To the extent that a final rule limits the type of collateral the Bank accepts for advances and the type of loans eligible for purchase by Fannie Mae under the MPF Xtra product, the business may be adversely impacted.

Incentive-based Compensation Arrangements. On April 14, 2011, seven federal financial regulators, including the FHFA issued a proposed rule, that would prohibit “covered financial institutions” from entering into incentive-based compensation arrangements with covered persons (including executive officers and other employees that may be in a position to expose the institution to risk of material loss) that encourage inappropriate risks. Among other things, the proposed rule would require mandatory deferrals of incentive compensation for executive officers and require board identification and oversight of incentive-based compensation for covered persons who are not executive officers. The proposed rule would impact the design of the Bank's compensation policies and practices, including its incentive compensation policies and practices, if adopted as proposed.

Prudential Management and Operations Standards. On June 20, 2011, the FHFA issued a proposed rule to establish prudential standards with respect to ten categories of operation and management of the FHLBanks and the other housing finance GSEs, including internal controls, interest rate risk exposure and market risk. The FHFA proposes to adopt the standards as guidelines set out in an appendix to the rule, which generally provide principles and leave to the regulated entities the obligation to organize and manage their operations in a way that ensures the standards are met, subject to the oversight of the FHFA. The proposed rule also provides potential consequences for failing to meet the standards, such as requirements regarding submission of a corrective action plan and the authority of the Director to impose other sanctions, such as limits on asset growth or increases in capital, that the Director believes appropriate, until the regulated entity returns to compliance with the prudential standards.

Other Significant Regulatory Actions

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

Valuing most collateral at fair value, rather than par, could adversely impact the value of the Bank's investments in the event of an issuer's insolvency.

FDIC Final Rule on Assessment System. On February 25, 2011, the FDIC issued a final rule to revise the assessment system applicable to FDIC insured financial institutions. The rule, among other things, implements a provision in the Dodd-Frank Act to redefine the assessment base used for calculating deposit insurance assessments. Specifically, the rule changes the assessment base for most institutions from adjusted domestic deposits to average consolidated total assets minus average tangible equity. This rule became effective on April 1, 2011, so Bank advances are now included in members' assessment base. The rule also eliminates an adjustment to the base assessment rate paid for secured liabilities, including Bank advances, in excess of 25% of an institution's domestic deposits since these are now part of the assessment base. To the extent that increased assessments increase the cost of advances for some members, it may negatively impact their demand for the Bank's advances.

Joint Proposed Rule on Credit Risk Retention for ABS. On April 29, 2011, the federal banking agencies, the Finance Agency, the Department of Housing and Urban Development and the SEC jointly issued a proposed rule that would require sponsors of asset-backed securities to retain a minimum of five percent economic interest in a portion of the credit risk of the assets collateralizing asset-backed securities, unless all the assets securitized satisfy specified qualifications.

The proposed rule specifies criteria for qualified residential mortgage, commercial real estate, auto and commercial loans that would make them exempt from the risk retention requirement. The criteria for qualified residential mortgages is described in the proposed rulemaking as those underwriting and product features which, based on historical data, are associated with low risk even in periods of decline in housing prices and high unemployment.

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

If adopted as proposed, the rule could reduce the number of loans originated by the Bank's members, which could negatively impact member demand for its products.

Payment of Interest on Demand Deposit Accounts. The Dodd-Frank Act repealed the statutory prohibition against the payment of interest on demand deposits, effective July 21, 2011. To conform their regulations to this provision, the FDIC and the Federal Reserve Board issued separate final rules in July 2011 to rescind their regulations that prohibit paying interest on demand deposits. FHLBank members' ability to pay interest on their customers' demand deposit accounts may increase their ability to attract or retain customer deposits, which could reduce their funding needs from the FHLBanks. Each of these final rules became effective on July 21, 2011.

NCUA Proposal on Emergency Liquidity. On December 22, 2011, the NCUA issued an advance notice of proposed rulemaking that would require federally insured credit unions to have access to backup federal liquidity sources for use in times of financial emergency and distressed economic circumstances. The proposed rule would require federally insured credit unions, as part of their contingency funding plans, to have access to backup federal liquidity sources through one of four ways:

•	becoming a member in good standing of the Central Liquidity Facility (CLF) directly;

•	becoming a member in good standing of CLF indirectly through a corporate credit union;

•	obtaining and maintaining demonstrated access to the Federal Reserve Discount Window; or

•	maintaining a certain percentage of assets in highly liquid U.S. Treasury securities.

The rule would apply to both federal and state-chartered credit unions. If enacted, the proposed rule may encourage credit unions to favor these federal sources of liquidity over FHLBank membership and advances, which could have a negative impact on the Bank's results of operations.

Additional Developments

HARP and Other Foreclosure Prevention Efforts. During the third quarter of 2011, the Finance Agency, Fannie Mae and Freddie Mac announced a series of changes to HARP intended to assist more eligible borrowers who can benefit from refinancing their home mortgage. The changes include lowering or eliminating certain risk-based fees, removing the current 125% loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by Fannie Mae and Freddie Mac, and extending the end date for the program until December 31, 2013 for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009. Other federal agencies have implemented other programs during the past few years to prevent foreclosure (including the Home Affordable Modification Program (HAMP) and the Principal Reduction Alternative). These programs focus on lowering a homeowner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties to investors, have recently gained some popularity as well, and a settlement was recently announced between state attorneys' general and five larger servicers. The Bank does not expect the HARP changes or existing foreclosure prevention programs to have a material impact on the Bank's MBS portfolio. Although it is unclear whether additional foreclosure prevention efforts will be implemented during 2012, if new programs include expansive principal writedowns or forgiveness, they could have a material negative impact on the Bank's MBS portfolio.

Housing Finance and GSE Reform. On February 11, 2011, the U.S. Treasury and the U.S. Department of Housing and Urban Development (HUD) issued a report to Congress entitled Reforming America's Housing Finance Market. The report provided options for Congressional consideration regarding the long-term structure of housing finance. In response, several bills were introduced in Congress during 2011, and Congress continues to consider various proposals to reform the U.S. housing finance system, including specific reforms to Fannie Mae and Freddie Mac. Although the FHLBanks are not the primary focus of these housing finance reforms, they have been recognized as playing a vital role in helping smaller financial institutions access liquidity and capital to compete in an increasingly competitive marketplace.

Housing finance and GSE reform is not expected to progress significantly in 2012, but it is expected that GSE legislative activity will continue. While none of the legislation introduced thus far proposes specific changes to the FHLBanks, the Bank could nonetheless be affected in numerous ways by changes to the U.S. housing finance structure and to Fannie Mae and Freddie Mac. The ultimate effects of housing finance and GSE reform or any other legislation, including legislation to address the debt limit or federal deficit, on the Bank is unknown at this time and will depend on the legislation, if any, that is finally enacted.

Basel Committee on Banking Supervision Capital Framework. In September 2010, the Basel Committee on Banking Supervision (Basel Committee) approved a new capital framework for internationally active banks. Banks subject to the new framework will be required to have increased amounts of capital with core capital being more strictly defined to include only common equity and other capital assets that are able to fully absorb losses. The Basel Committee also proposed a liquidity coverage ratio for short-term liquidity needs that would be phased in by 2015, as well as a net stable funding ratio for longer-term liquidity needs that would be phased in by 2018.

As mentioned previously, the Federal Reserve announced its proposed rule on enhanced prudential standards and early remediation requirements for nonbank financial companies designated as systemically important by the Oversight Council. The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus, but the Federal Reserve proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution's structure and risk factors.

While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the new framework and the Federal proposed plan could require some of the Bank's members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances; on the other hand, the new framework may incent members to take term advances to create balance sheet liquidity. The requirements may also adversely affect investor demand for System consolidated obligations to the extent that affected institutions divest or limit their investments in System consolidated obligations.

Risk Management

The Bank employs a corporate governance and internal control framework designed to support the effective management of the Bank's business activities and the related inherent risks. As part of this framework, the Board adopted a Risk Governance Policy and a Member Products Policy, which are reviewed regularly and re-approved at least annually. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operating risk, concentration risk, and business risk in accordance with Finance Agency regulations consistent with the Bank's risk profile. The risk profile was established by the Board, as were other applicable guidelines in connection with the Bank's Capital Plan and overall risk management.

During the first half of 2011, debt spreads were fairly stable; however, they improved relative to LIBOR during the latter part of the year due to the flight to quality caused by Eurozone concerns. Access to the longer-term debt and callable markets was improved and did not limit the Bank's risk management activities. While high levels of delinquency and foreclosure rates remain, unemployment and job growth are beginning to show very modest positive momentum. Nonetheless, the combination of these factors has contributed to historically weak demand for new advances by the Bank's members. The Bank is heavily dependent on the residential mortgage market through the collateral securing member loans and holdings of mortgage-related assets. The Bank's member collateral policies, practices and secured status are discussed in more further below and in Item 1. Business in this Form 10-K. Additionally, the Bank has outstanding credit exposures related to the MPF Program and investments in private label MBS, which are affected by the continuing mortgage market deterioration. All of these risk exposures are continually monitored and are discussed in the following sections.

For further information regarding the financial and residential markets in 2011, see the Executive Summary in Item 7. Management's Discussion and Analysis in this Form 10-K.

Risk Governance

The Bank's lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in this Form 10-K. The Bank's risks are affected by current and projected financial and residential market trends, which are discussed in the Executive Summary in Item 7. Management's Discussion and Analysis.

Over the past few years, the Bank has focused on developing enhanced risk management practices and infrastructure. This included addressing the following: (1) risk governance; (2) risk appetite; (3) risk measurement and assessment; (4) risk reporting and communication; and (5) top risks and emerging risks. First, improvements to the Bank's policies and committee structures have provided better governance over the risk management process. Second, the Bank's risk appetite is integrated with the strategic plan and reinforced through management incentives. Third, all existing and potential risk measures have been reviewed to enhance market, credit, operating and business risk metrics and identify key risk indicators in each risk area. Fourth, the Bank has developed an enhanced risk reporting system that has strengthened management and Board oversight of risk and provided a clear understanding of risks the Bank faces. Lastly, management and the Board are actively engaged in surveying and assessing top risks and emerging risks. Top risks are existing, material risks the Bank faces; these are regularly reviewed, frequently reconsidered and actively managed. Emerging risks are those risks that are new or evolving forms of existing risks; once identified, potential action plans are considered based on probability and severity. The Bank believes that a strong and dynamic risk management process serves as a base for building member value in the cooperative.

The Board and its committees have adopted a comprehensive risk governance framework to oversee the risk management process and manage the Bank's risk exposures which recognizes primary risk ownership and management by the Bank's business units. The focus of the Finance and Risk Management (FARM) Committee of the Board is balance sheet management and entails oversight of market events and risk activities over interest rate, pricing, liquidity and funding risks. The FARM Committee also has responsibility for counterparty credit risk supporting balance sheet management and shares responsibility with the Audit Committee for the oversight of regulatory issues and operating risks including compliance, fraud and the Bank-wide risk self-assessment. The Audit Committee also oversees the adequacy of the Bank's allowance for credit losses. The member-oriented Affordable Housing and Products & Services Committee has responsibility for member credit risk and collateral management. Risk issues that are significant for several committees are often covered with the full Board. The Bank's exposure to private label MBS is routinely discussed with the full Board. From time to time, ad-hoc committees of the Board may be created to study and report on key risk issues facing the Bank. All Board committees also receive reports and training dealing in more depth with specific risk issues relevant to the Bank.

As previously mentioned, a key part of this risk governance framework is the Board-adopted Member Products Policy and the Risk Governance Policy. The Member Products Policy, which applies to products offered to members and housing associates, addresses the credit risk of secured credit by establishing appropriate collateralization levels and collateral valuation methodologies. The Risk Governance Policy establishes risk limits for the Bank in accordance with the risk profile established by the Board, Finance Agency regulations, credit underwriting criteria, and other applicable guidelines. The magnitude of the risk limits reflects the Bank's risk appetite given the market environment, the business strategy and the financial resources available to absorb potential losses. The limits are reviewed and re-evaluated fluidly with adjustments requiring Board approval and are included in the Risk Governance Policy. All breaches of risk limits are reported in a timely manner to the Board and senior management and the affected business unit must take appropriate action, as applicable, to reduce affected positions.

The risk governance framework also includes supplemental risk management policies and procedures that are reviewed on a regular basis to ensure that they provide effective governance of the Bank's risk-taking activities. Further, Internal Audit provides an internal assessment of management and the internal control systems. Internal Audit activities are designed to provide reasonable assurance for the Board that (1) Bank resources are adequately protected; (2) significant financial, managerial and operating information is materially complete, accurate and reliable; and (3) employees' actions are in compliance with Bank policies, procedures and applicable laws and regulations. Additionally, as a GSE, the Bank is subject to a comprehensive examination by the Finance Agency which executes its responsibilities via onsite examinations, periodic offsite evaluations, and through monitoring of the various compliance and activity reports provided by the Bank.

The Risk Management Committee (RMC) is a senior risk committee that provides Bank-wide oversight of the Bank's primary risks. The RMC delegates direct oversight of specific market, credit, liquidity and operational risks to four other risk committees - Asset/Liability Committee (ALCO), Credit Risk Committee (CRC), Operational Risk Management Committee (ORMC) and the Technology & Projects Steering Committee (TAPS). Business risk is managed by the RMC and the Bank's Executive Committee. The RMC may also approve key overarching risk policies and Bank objectives that the RMC deems appropriate in managing the Bank's risks.

Capital Adequacy Measures. MV/CS provides a current assessment of the liquidation value of the balance sheet and measures the Bank's current ability to honor the par put redemption feature of its capital stock. The risk metric is used to evaluate the adequacy of retained earnings and develop dividend payment and excess capital stock repurchase recommendations.

An initial floor of 85% was established for MV/CS. The floor represented the estimated level from which the MV/CS would recover to par, through the retention of earnings over the five-year par put redemption period of the Bank's capital stock. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. When MV/CS is above the established floor, additional analysis is performed, taking into consideration the impact of excess capital stock repurchases and/or dividend payouts.

Effective for second quarter 2011, an updated floor of 87.5% was established for MV/CS, demonstrating the Board's commitment to move the Bank toward par value capital stock. The MV/CS ratio was 96.9% and 93.3% at December 31, 2011 and 2010 respectively. The improvement in the MV/CS in 2011 was primarily due to principal paydowns on the private label MBS portfolio and increased retained earnings which more than offset a decline in private label MBS prices. Because the MV/CS ratio was above the 87.5% floor at December 31, 2011, the Bank performed additional analysis of capital adequacy taking into consideration the impact of excess capital stock repurchases to determine if any excess stock should be repurchased. As a result of this analysis, the Bank repurchased approximately $165 million in excess capital stock on February 23, 2012. The Bank also executed partial repurchases in February, April, July and October 2011, totaling $715 million in 2011. The effect of the repurchases was a minor reduction in the MV/CS ratio, which was more than offset by the factors noted above that drove the overall improvement in the ratio throughout the year. In February 2012, the Board approved a change to the MV/CS floor, and it is now 90.0%.

On December 23, 2008, the Bank announced its voluntary decision to temporarily suspend payment of dividends until further notice. There were no dividends declared or paid in 2009, 2010, or in 2011. On February 23, 2012, the Bank paid a dividend equal to an annual yield of 0.10%. The dividend was calculated on stockholders' average balances during fourth quarter 2011. Also on February 23, 2012, the Bank repurchased excess capital stock. The amount of excess capital stock repurchased from any member was the lesser of five percent of the member's total capital stock outstanding or its excess capital stock outstanding. Decisions regarding any future repurchase of excess capital stock or dividend payouts will be made on a quarterly basis. The Bank will continue to monitor the MV/CS ratio as well as the condition of its private label MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters. See the "Capital and Retained Earnings" discussion in Financial Condition in Item 7. Management's Discussion and Analysis for details regarding the Bank's revised Retained Earnings policy.

Subprime and Nontraditional Loan Exposure. The Bank policy definitions of subprime and nontraditional residential mortgage loans and securities are consistent with Federal Financial Institutions Examination Council (FFIEC) and Finance Agency Guidance. According to policy, loans identified as subprime are not eligible to be included in the member's collateral position. However, the policy allows for low FICO loans with reasonable mitigating credit factors (i.e. low LTV or debt-to-income ratios.) Therefore, the Bank's definition of subprime loans are loans with low FICO scores that do not possess reasonable mitigating credit factors.

Limits have been established for exposure to low FICO and nontraditional residential mortgages. A limit of 25% has been established for the percentage of member collateral that is categorized as low FICO (with acceptable mitigating factors or unknown and missing FICO score loans) or nontraditional loans and securities. A limit of 25% has also been established for total exposure including low FICO and nontraditional member collateral, subprime and nontraditional PLMBS, and low FICO whole mortgage loans acquired through the Bank's MPF program.

In addition, an enhanced reporting process has been established to aggregate the volume of the aforementioned loans and securities. Lastly, with respect to collateral, all members are required to identify subprime, low FICO score and nontraditional loans and provide periodic certification that they comply with the FFIEC guidance.

Qualitative and Quantitative Disclosures Regarding Market Risk

Managing Market and Interest Rate Risk. The Bank's market and interest rate risk management objective is to protect member/shareholder and bondholder value consistent with the Bank's housing mission and safe and sound operations in all interest rate environments. Management believes that a disciplined approach to market and interest rate risk management is essential to maintaining a strong capital base and uninterrupted access to the capital markets.

Market risk is defined as the risk of loss arising from adverse changes in market rates and prices and other relevant market changes, such as basis changes. Generally, the Bank manages basis risk through asset selection and pricing.

Interest rate risk is the risk that relative and absolute changes in prevailing market interest rates may adversely affect an institution's financial performance or condition. Interest rate risk arises from a variety of sources, including repricing risk, yield curve risk and options risk. The Bank invests in mortgage assets, such as mortgage loans and MBS, which together represent the primary source of options risk. Management reviews the estimated market risk of the entire portfolio of mortgage assets and related funding and hedges on a monthly basis to assess the need for rebalancing strategies. These rebalancing strategies may include entering into new funding and hedging transactions, forgoing or modifying certain funding or hedging transactions normally executed with new mortgage purchases, or terminating certain funding and hedging transactions for the mortgage asset portfolio.

The Bank's Market Risk Model. Significant resources are devoted to ensuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position and interest rate risk. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments. Throughout 2011, the Bank continued to upgrade the mortgage prepayment models used within the market risk model to more accurately reflect expected prepayment behavior.

The Bank regularly validates the models used to measure market risk. Such model validations are generally performed by third-party specialists and are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group independent of the business unit measuring risk and conducting the transactions. Results of the validation process, as well as any changes in valuation methodologies, are reported to ALCO, which is responsible for reviewing and approving the approaches used in the valuation to ensure that they are well controlled and effective, and result in reasonable fair values.

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

The Bank's asset/liability management policy approved by the Board calls for actual duration of equity to be maintained within a + 4.5 year range in the base case. In addition, the duration of equity exposure limit in an instantaneous parallel interest rate shock of + 200 basis points is + 7 years. Management analyzes the duration of equity exposure against this policy limit on a daily basis and continually evaluates its market risk management strategies.

In response to unprecedented mortgage spread levels, management developed an Alternative Risk Profile to exclude the effects of increases in certain mortgage-related asset credit spreads to better reflect the underlying interest rate risk and accommodate prudent management of the Bank's balance sheet. Use of this alternate calculation of duration of equity for monitoring against established limits was approved through December 31, 2011. The following table presents the Bank's duration of equity exposure in accordance with the actual and Alternative Risk Profile duration of equity calculation at December 31, 2011 and 2010.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternative duration of equity:
December 31, 2011	1.9	2.3	3.8
December 31, 2010	1.3	3.2	4.1

Actual duration of equity:
December 31, 2011	2.7	2.8	4.4
December 31, 2010	3.0	4.2	4.5
Note: Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

The Alternative base duration of equity extended from the prior year-end as the impact of lower longer-term interest rates was offset by prepayment modeling changes which lowered the overall sensitivity of mortgage prepayments to rate changes. The modeling changes had limited impact in the "Up 100" and "Up 200" basis point shock scenarios, which declined mainly due to the lower longer-term interest rates. The effect of the excess capital stock repurchases and debt calls since year-end 2010 were largely offset in the base case by balance sheet management actions taken throughout the year while the net effect of these factors mitigated the effect of lower rates in the shock scenarios.

The Bank continues to monitor the mortgage and related fixed income markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

A revised alternate methodology which removes the interest rate sensitivity of impaired private label MBS and more fully reflects the credit -intensive nature of the securities was approved by the Board in December 2011 and became effective January 1, 2012. For comparative purposes, the revised alternate methodology would result in a base case duration of equity of 0.64 years at December 31, 2011.

Earned Dividend Spread (EDS). The Bank's asset/liability management policy also measures interest rate risk based on an EDS. EDS is defined as the Bank's return on average capital stock in excess of the average return of an established benchmark market index, 3-month LIBOR in the Bank's case, for the period measured. The EDS Floor represents the minimum acceptable return under the selected interest rate scenarios, for both Year 1 and Year 2. For both Years 1 and 2, the EDS Floor is 3-month LIBOR plus 15 basis points. EDS Volatility is a measure of the variability of the Bank's EDS in response to shifts in interest rates, specifically the change in EDS for a given time period and interest rate scenario compared to the current base forecasted EDS. Consistent with the Return Volatility metric, EDS is measured over both a rolling forward one to 12 month time period (Year 1) and a 13 to 24 month time period (Year 2), for selected interest rate scenarios.

The following table presents the Bank's EDS level and volatility as of December 31, 2011 and 2010. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario during the fourth quarter of 2009 with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at December 31, 2011 and 2010.

	EDS Yield Curve Shifts(1) (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
December 31, 2011	182	10	166	(6)	172	251	79	364	192
December 31, 2010	129	(20)	154	5	149	164	15	195	46

Year 2 Return Volatility
December 31, 2011	203	(18)	177	(44)	221	249	28	382	161
December 31, 2010	145	(50)	206	11	195	185	(10)	180	(15)
Notes:
(1)Based on adjusted earnings, which exclude future potential OTTI charges which could be material, so that earnings movement related to interest rate changes can be isolated.

As shown above, the Year 1 levels of EDS at December 31, 2011 increased in all rate scenarios compared to the levels at December 31, 2010. EDS is influenced by both adjusted earnings and common stock levels. Absent changes to the benchmark interest rate, an increase in income or a decrease in common stock outstanding will result in a positive impact on EDS. Therefore, expense reduction upon the fulfillment of REFCORP payment obligations in June 2011, improved funding rate levels, and capital stock repurchases all combined to have a positive effect on EDS. The positive impact of these factors was somewhat mitigated by higher provisions for credit losses on mortgage loans, lower advance projections, the sale of one private label MBS in April 2011, additional anticipated debt hedges and higher mortgage prepayments resulting primarily from lower long term forward rates. Increases to Year 2 EDS in most scenarios were mainly driven by the impact of projected excess capital stock repurchases and more favorable funding rate levels.

Improvement of EDS Volatility in most of the scenarios presented above, (i.e. less negative change year-over-year or a comparatively higher level of positive change in volatility), was the result of hedging actions to replace called debt and to hedge excess capital stock repurchases, prepayment modeling changes which lowered the overall sensitivity of mortgage prepayments to rate changes and satisfaction of the REFCORP payment obligations.

Earnings-at-Risk (EaR). The Bank employs an EaR framework for certain mark-to-market positions, including economic hedges. This framework establishes a forward-looking, scenario-based exposure limit based on interest rate shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. The Bank's Capital Markets and Corporate Risk Management departments also monitor actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

At December 31, 2011, the daily exposure limit was $1.4 million, and ALCO established an operating guideline of $1.1 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during all of 2011. Specifically at December 31, 2011, EaR measured $1.0 million.

Derivatives and Hedging Activities. Members may obtain loans through a variety of product types that include features such as variable- and fixed-rate coupons, overnight to 30-year maturities, and bullet or amortizing redemption schedules. The Bank funds loans primarily through the issuance of consolidated obligation bonds and discount notes. The terms and amounts of these consolidated obligations and the timing of their issuance is determined by the Bank and is subject to investor demand as well as FHLBank System debt issuance policies. The intermediation of the timing, structure, and amount of Bank members' credit needs with the investment requirements of the Bank's creditors is made possible by the extensive use of interest rate derivatives. The Bank's general practice is to simultaneously execute interest rate swaps or derivative transactions when extending term and option-embedded advances and/or issuing liabilities to convert the instruments' cash flows to a floating-rate that is indexed to LIBOR. By doing so, the Bank strives to reduce its interest rate risk exposure and preserve the value of, and attempts to earn more stable returns on, its members' capital investment.

The Bank may also acquire assets with structural characteristics that reduce the Bank's ability to enter into interest rate exchange agreements having mirror image terms. These assets can include small fixed-rate, fixed-term loans and small fixed schedule amortizing loans. These assets may require the Bank to employ risk management strategies in which the Bank hedges the aggregated risks. The Bank may use fixed-rate, callable or non-callable debt or interest rate swaps to manage these aggregated risks.

The use of derivatives is integral to the Bank's financial management strategy, and their impact is significant on the Bank's financial statements. Management has a risk management framework that outlines the permitted uses of derivatives that adjusts the effective maturity, repricing frequency or option characteristics of various financial instruments to achieve the Bank's risk and earnings objectives. All derivatives utilized by the Bank hedge identifiable risks and none are used for speculative purposes.

The Bank uses derivatives in several ways: (1) by designating them as either a fair value or cash flow hedge of an underlying financial instrument, a firm commitment or a forecasted transaction; (2) by acting as an intermediary between its members and swap counterparties; or (3) in asset/liability management (i.e., an economic hedge). For example, the Bank uses derivatives in its overall interest rate risk management to adjust the interest rate sensitivity of consolidated obligations to approximate more closely the interest rate sensitivity of assets (advances, investment securities, and mortgage loans), and/or to adjust the interest rate sensitivity of advances, investment securities, or mortgage loans to approximate more closely the interest rate sensitivity of liabilities. In addition to using derivatives to hedge mismatches of interest rates between assets and liabilities, the Bank also uses derivatives as follows: (1) to hedge embedded options in assets and liabilities; (2) to hedge the market value of existing assets and liabilities and anticipated transactions; (3) to hedge the duration risk of prepayable instruments; and (4) to exactly offset other derivatives executed with members (where the Bank serves as an intermediary). See Note 11 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information regarding the Bank's derivative and hedging activities.

The following tables summarize the derivative instruments, along with the specific hedge transaction utilized to manage various interest rate and other risks. The Bank periodically engages in derivative transactions classified as cash flow hedges primarily through a forward starting interest rate swap that hedges an anticipated issuance of a consolidated obligation. The Bank had no outstanding cash flow hedges as of December 31, 2011.

Hedged Item/Hedging Instrument	Hedging Objective	Hedge Accounting Designation	Notional Amount at December 31, 2011 (in millions)
Advances
Pay-fixed, receive floating interest rate swap (without options)	Converts the advance's fixed rate to a variable rate index.	Fair Value	$7,998.4
		Economic	121.7
Pay-fixed, receive floating interest rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets option risk in the advance.	Fair Value	2,109.8
		Economic	5.0
Pay float with embedded features, receive floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and offsets embedded option risk in the advance.	Fair Value	1,210.0
Subtotal - advances			$11,444.9

Investments
Interest rate cap	Offsets the interest rate cap embedded in a variable rate investment.	Economic	$1,466.7

Mortgage Loans
Pay-fixed, receive floating interest rate swap	Converts the mortgage loan’s fixed rate to a variable rate index.	Economic	$15.0

Consolidated Obligation Bonds
Receive-fixed, pay floating interest rate swap (without options)	Converts the bond's fixed rate to a variable rate index.	Fair Value	$14,489.0
		Economic	2,100.0
Receive-fixed, pay floating interest rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond.	Fair Value	1,562.0
Receive-float with embedded features, pay floating interest rate swap (callable)	Reduces interest rate sensitivity and repricing gaps by converting the bond's variable rate to a different variable rate index and/or offsets embedded option risk in the bond.	Fair Value	20.0
Subtotal - consolidated obligation bonds			$18,171.0

Stand-Alone Derivatives
Mortgage delivery commitments	Protects against fair value risk associated with fixed rate mortgage purchase commitments.	Economic	$14.0

Total notional amount			$31,111.6

Credit and Counterparty Risk - TCP and Collateral

TCP. The Bank manages the credit risk on a member's exposure on TCP, which includes advances, letters of credit, advance commitments, MPF CE and other related obligations. This credit risk management is done by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank. In addition to TCP, the Bank includes components of Total Credit Exposure (TCE), such as accrued interest and fees on all outstanding advances, and estimated potential prepayment fee amounts, where applicable, for advances to members in full collateral delivery status. This is done to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At December 31, 2011, TCE was estimated to be $36.9 billion, comprised of $36.8 billion in TCP and $149 million in accrued interest and prepayment fees. The Bank establishes an MBC for each member based on collateral weightings applied to eligible collateral as described in the Bank's Member Products Policy. Details regarding this Policy are available in the Advance Products discussion in Item 1. Business in this Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank's fully secured position.

The financial condition of all members and housing associates is closely monitored for compliance with financial criteria as set forth in the Bank's credit policies. The Bank has developed an internal credit scoring system (ICR) that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member's asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results for the previous four quarters are used, with the most recent quarters' results given a higher weighting. Additionally, a member's credit score can be adjusted for various qualitative factors, such as the financial condition of the member's holding company. While financial scores and resulting ratings are calculations based only upon point-in-time financial data and the resulting ratios, a rating in one of the higher (i.e., worse) categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. The ICR is not used for insurance company members; instead, an independent financial analysis is performed for any insurance company exposure.

During 2011, there were 92 failures of FDIC-insured institutions nationwide. None of these failures were members of the Bank. As of March 14, 2012, the Bank experienced one member failure during 2012. Upon closure by the Office of the Comptroller of the Currency, all of the member's credit obligations were fully assumed and secured through an FDIC Purchase and Assumption agreement with an out-of-district non-member financial institution. All credit obligations were promptly paid off in full.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. These credit and collateral policies balance the Bank's dual goals of meeting members' needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a loss on its member credit exposure. The Bank's collateral policies and procedures are described below.

The following table presents the Bank's top ten borrowers with respect to their TCP at December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
(dollars in millions)	Total Credit Products	% of Total	Total Credit Products	% of Total
Sovereign Bank, N.A, Wilmington, DE (1)	$11,095.9	30.2%	$11,101.3	27.7%
TD Bank, National Association, DE	5,493.8	14.9	8,927.3	22.3
Ally Bank, UT(2)	5,366.0	14.6	5,298.0	13.2
PNC Bank, National Association, DE(3)	2,580.1	7.0	1,500.9	3.7
Susquehanna Bank, PA	1,387.8	3.8	1,208.7	3.0
Northwest Savings Bank, PA	732.5	2.0	782.5	2.0
Citizens Bank of Pennsylvania, PA	719.7	2.0	1,275.8	3.2
National Penn Bank, PA	614.5	1.7	701.2	1.8
Fulton Bank, N.A., PA	596.6	1.6	476.9	1.2
Wilmington Savings Fund Society FSB, DE	538.7	1.4	489.0	1.2
	29,125.6	79.2	31,761.6	79.3
Other borrowers	7,631.0	20.8	8,303.3	20.7
Total TCP outstanding	$36,756.6	100.0%	$40,064.9	100.0%
Notes:
(1) Sovereign Bank, N.A is a subsidiary of Banco Santander which is located in Spain. All advances are fully collateralized.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) For Bank membership purposes, principal place of business is Pittsburgh, PA.

The total exposure of the majority of the top ten borrowers was primarily outstanding advance balances at December 31, 2011. As noted in the table above, the TCP decreased approximately $3.3 billion from December 31, 2010 to December 31, 2011. The majority of this decline is due to lower balances in the letters of credit product during 2011.

Member Advance Concentration Risk. The following table lists the Bank's top ten borrowers based on advance balances at par as of December 31, 2011 and December 31, 2010.

	December 31, 2011		December 31, 2010
(dollars in millions)	Advance Balance	% of Total	Advance Balance	% of Total
Sovereign Bank, N.A., Wilmington, DE(1)	$11,095.0	37.9%	$9,825.0	34.6%
Ally Bank, UT(2)	5,366.0	18.3	5,298.0	18.7
PNC Bank, National Association, DE(3)	2,500.2	8.5	1,500.4	5.3
Susquehanna Bank, PA	967.4	3.3	899.2	3.2
Northwest Savings Bank, PA	695.5	2.4	745.7	2.6
National Penn Bank, PA	614.5	2.0	701.2	2.5
Wilmington Savings Fund Society FSB, DE	538.7	1.8	489.0	1.7
Citizens Bank of Pennsylvania, PA	500.0	1.7	930.0	3.3
Genworth Life Insurance Company, DE	492.9	1.7	492.9	1.7
Fulton Bank, N.A., PA	398.9	1.4	439.0	1.5
	23,169.1	79.0	21,320.4	75.1
Other borrowers	6,143.2	21.0	7,076.6	24.9
Total advances	$29,312.3	100.0%	$28,397.0	100.0%
Notes:
(1) Sovereign Bank, N.A. is a subsidiary of Banco Santander which is located in Spain. All advances are fully collateralized.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) For Bank membership purposes, principal place of business is Pittsburgh, PA.

In contrast to the spot balances at December 31, 2011, the total average par balances for the ten largest borrowers for 2011 were $19.8 billion, or 76.6% of total average advances outstanding. During 2011, the maximum outstanding balance to any one borrower was $11.7 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. Because of the Bank's advance concentrations, the Bank has implemented specific credit and collateral review procedures for these members. In addition, the Bank analyzes the implication for its financial management and profitability if it were to lose one or more of these members.

Letters of Credit. The following table presents the Bank's total outstanding letters of credit as of December 31, 2011 and 2010. The majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on any letter of credit issued by the Bank.

(dollars in millions)	December 31, 2011	December 31, 2010
Letters of credit:
Public unit deposit	$6,427.0	$9,694.8
Tax exempt bonds	203.4	313.5
Other	71.7	105.8
Total	$6,702.1	$10,114.1
Expiration terms:
One year or less	$6,509.6	$9,805.3
After one year through five years	192.5	308.8
Total	$6,702.1	$10,114.1

At December 31, 2011 and 2010, the Bank had a concentration of letters of credit to one member totaling $5.5 billion and $8.9 billion, respectively. These balances accounted for 82.1% and 88.1% of the total outstanding balance at each date, respectively.

Collateral Policies and Practices. All members are required to maintain collateral to secure their TCE. Collateral eligible to secure TCE includes: (1) one-to-four family and multifamily mortgage loans and securities representing an interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. government or any Federal agency; (3) cash or deposits held by the Bank; and (4) certain other collateral that is real estate-related, or certain small business, small farm and small agribusiness and community development loans from members that qualify as CFIs, provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it. The Bank also requires each borrower and affiliate pledgor, where applicable, to execute an agreement that establishes the Bank's security interest in all collateral pledged by the borrower or affiliate pledgor. The Act affords any security interest granted to the Bank by any member or housing associate of the Bank, or any affiliate of any such member or housing associate, priority over the claims and rights of any party, other than claims and rights that: (1) would be entitled to priority under otherwise applicable law; and (2) are held by actual bona fide purchasers for value or by secured parties that are secured by perfected security interests in priority ahead of the Bank. Pursuant to its regulations, the FDIC has recognized the priority of an FHLBank's security interest under the Act and the right of an FHLBank to require delivery of collateral held by the FDIC as receiver for a failed depository institution. Finally, as additional security for a member's indebtedness, the Bank has a statutory and contractual lien on the member's capital stock in the Bank.

The Bank periodically reviews the collateral pledged by members or affiliates, where applicable. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of loan collateral at any time.

The Bank reviews and assigns borrowing capacities based on this collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts, and determines that members' TCE is fully collateralized. Other factors that the Bank may consider in calculating a member's MBC include the collateral status for loans, frequency of loan data reporting, collateral field review results, the member's financial strength and condition, and the concentration of collateral type by member.

The Bank uses a QCR that is designed to provide more timely and detailed collateral information. Depending on a member's credit product usage and financial condition, a member may be required to file the QCR on a quarterly or monthly basis. The QCR is designed to strengthen the Bank's collateral analytical review procedures. The output of the QCR is a member's MBC. For the small number of members who opt out of QCR filing, MBC is calculated based on the member's regulatory filing data, credit availability, and is limited to 20% of the calculated MBC. Such members are required to file an Annual Collateral Certification (ACR).

The Bank does not accept subprime residential mortgage loans as qualifying collateral. Therefore, loans identified as subprime residential mortgage loans are not included in a member's MBC. As of December 31, 2011, however, the Bank held security interests in subprime residential mortgage loans pledged as collateral under blanket-lien agreements; such assets were not assigned a lending value. The Bank will allow loans with a FICO score of 660 or below if there are other mitigating factors, including a loan-to-value (LTV) ratio of 65% or less plus one of the following: (1) a debt-to-income ratio of 35% or less or (2) a satisfactory payment history over the past 12 months (i.e., no 30-day delinquencies). For loans in which no FICO is available, a collateral weighting of 60% will apply. During 2011, the Bank implemented modifications to the QCR process whereby filing members stratify their holdings of first lien residential mortgage loans into traditional, qualifying low FICO, and qualifying unknown FICO categories. Under limited circumstances, the Bank allows nontraditional residential mortgage loans that are consistent with FFIEC guidance to be pledged as collateral and used to determine a member's MBC. The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and may assign a more conservative collateral weightings on a case-by-case basis. At December 31, 2011, less than 17% of the Bank's total pledged collateral was considered nontraditional mortgage loans consistent with FFIEC guidance.

In late 2011, the Bank implemented the following changes to its Collateral Policy: (1) effective with the March 31, 2012 QCR filing, most members, at the discretion of the Bank, will no longer be required to submit quarterly loan-level listing files for nontraditional assets, which will generally be included on the QCR at a collateral weighting of 60%; (2) clarified that the Bank does not accept any loan classified as TDR as defined by GAAP, or any loan subject to a Suspicious Activity Report (SAR); and (3) full collateral delivery triggers were revised to identify members with ICR's ranging from 8 through 10, members that are inadequately capitalized or fail to meet an individual minimum capital requirement (IMCR) per the member's governing regulatory bodies, and members that should be in collateral delivery based on the Bank's underwriting of the member or their parent/holding company.

Under implementation of the GLB Act, the Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At December 31, 2011, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $3.2 billion, or 11.1% of total par value of loans outstanding. Eligible expanded collateral represented 7.6% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member's unencumbered eligible collateral assets and most ineligible assets to secure the member's obligations with the Bank. Under a specific collateral agreement, the Bank obtains a lien against a specific member's eligible or their affiliates' collateral assets, to secure the member's obligations with the Bank. The member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral.

The following table summarizes average lending values assigned to various types of collateral provided under both blanket liens and specific liens and delivery arrangements. For various collateral categories, the reported range of effective lending values applied to collateral may be outside of the policy value or range shown. For blanket lien collateral categories, this is the result of collateral adjustments applied to individual members. For delivered categories, this is the result of collateral being systematically tracked at Blanket Lien levels until delivered and assigned a lower collateral weighting.

Lending Values by Type of Collateral for All Borrowers
Collateral Type	Policy Value or Range	Range of Effective Lending Values Applied to Collateral	Combined Weighted Average Effective Lending Value

Blanket Lien
Single family mortgage loans (including nontraditional) (1)	60-80%	60-80%	74.4%
Multi-family mortgage loans	60%	47-70%	65.2%
Home equity loans/lines of credit	60%	36-60%	50.9%
CFI collateral	50%	25-50%	49.2%
Commercial real estate loans	50%	35-50%	49.8%
Other loan collateral (construction and farmland)	50-60%	25-60%	50.1%

Delivered or Specific Pledge
FHLBank Deposits, U.S. government /U.S. Treasury/U.S. agency securities	96-100%	92-100%	96.8%
State and local government securities	60-65%	—	—
U.S. agency MBS and CMOs	93-95%	90-95%	94.6%
Private label MBS and CMOs	72-75%	70-75%	75.0%
Single-family mortgage loans (including nontraditional) (1)	50-75%	72-80%	79.3%
Multi-family mortgage loans	50-55%	54-60%	58.9%
Home equity loans/lines of credit	50-55%	54-60%	59.5%
CFI collateral	40-45%	44-50%	48.5%
Commercial real estate loans	40-45%	44-50%	48.9%
Other loan collateral (construction and farmland)	40-55%	44-59%	48.9%

(1) Includes FHA/VA loans

The following tables summarize total eligible collateral values, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of December 31, 2011 and 2010. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All member borrowers	December 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$70,633.9	52.0%	$63,922.8	47.6%
High quality investment securities(1)	3,620.8	2.7	4,605.9	3.4
ORERC/ CFI eligible collateral	53,457.0	39.4	57,963.9	43.2
Multi-family residential mortgage loans	8,081.1	5.9	7,743.6	5.8
Total eligible collateral value (2)	$135,792.8	100.0%	$134,236.2	100.0%
Total TCP outstanding	$36,756.6		$40,064.9
Collateralization ratio (eligible collateral value to TCP outstanding)	369.4%		335.0%

(dollars in millions) Ten largest member borrowers	December 31, 2011		December 31, 2010
	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$29,787.6	43.1%	$25,304.1	37.3%
High quality investment securities(1)	—	—	1,752.8	2.6
ORERC/ CFI eligible collateral	32,750.5	47.5	34,614.1	51.0
Multi-family residential mortgage loans	6,473.1	9.4	6,202.7	9.1
Total eligible collateral value	$69,011.2	100.0%	$67,873.7	100.0%
Total TCP outstanding	$29,125.6		$31,777.6
Collateralization ratio (eligible collateral value to TCP outstanding)	236.9%		213.6%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AAA and acquired by the member prior to July 10, 2007. Upon delivery, these securities are valued daily and are subject to weekly ratings reviews.
(2) Total eligible collateral value includes collateral for members without related TCP outstanding.

The increase in the collateralization ratio for the ten largest member borrowers was due to a combination of increased total eligible collateral value and a reduction in total TCP outstanding.

The following table provides information regarding TCP extended to member and nonmember borrowers with either a blanket lien or specific collateral pledge agreement, in listing-specific or full collateral delivery status as of December 31, 2011 and 2010, along with corresponding eligible collateral values.

	December 31, 2011
(dollars in millions)	Number of Members	Number of Members with TCP Outstanding	Total TCP Outstanding	Related Collateral Value
Specific collateral pledge - eligible borrowers(1)	7	2	$494.9	$619.4
Specific collateral pledge - merged borrowers(2)	2	2	446.4	528.3
Blanket lien delivered	44	35	925.8	1,346.4
Blanket lien undelivered	252	180	34,889.5	100,419.1
Total	305	219	$36,756.6	$102,913.2

	December 31, 2010
(dollars in millions)	Number of Members	Number of Members with TCP Outstanding	Total TCP Outstanding	Related Collateral Value
Specific collateral pledge - eligible borrowers(1)	8	2	$518.8	$566.8
Specific collateral pledge - merged borrowers(2)	2	2	381.4	413.6
Blanket lien delivered	58	39	6,481.9	8,098.1
Blanket lien undelivered	244	171	32,682.8	111,417.1
Total	312	214	$40,064.9	$120,495.6
Notes:
(1) Includes two nonmember state housing finance agencies, neither of which has TCP outstanding.
(2) Members merged out-of-district are no longer members and, therefore, are not considered eligible borrowers.

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of December 31, 2011 and 2010, the Bank's carrying value of investments issued by entities other than the U.S. government, Federal agencies or GSEs was $5.8 billion and $8.7 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank's investment carrying values as of December 31, 2011 and 2010 based on the lowest rating from the NRSROs (Moody's, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	December 31, 2011 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/ P-1	Total
Money market investments:
Federal funds sold	$—	$—	$—	$—	$—	$—	$—	$2,450.0	$2,450.0
Investment securities:
Certificates of deposit	—	—	—	—	—	—	—	2,000.0	2,000.0
Treasury bills	—	730.0	—	—	—	—	—	—	730.0
TLGP investments	—	250.1	—	—	—	—	—	—	250.1
GSE securities	—	939.1	—	—	—	—	—	—	939.1
State and local agency obligations	3.0	275.7	—	—	—	—	—	—	278.7
Total non-MBS	3.0	2,194.9	—	—	—	—	—	2,000.0	4,197.9
MBS issued by Federal agencies	—	2,411.1	—	—	—	—	—	—	2,411.1
MBS issued by GSEs	—	4,269.8	—	—	—	—	—	—	4,269.8
Private label residential MBS	178.5	140.8	181.6	541.4	318.6	330.2	1,564.4	—	3,255.5
Private label HELOCs	—	15.4	2.2	—	—	8.1	7.0	—	32.7
Total MBS	178.5	6,837.1	183.8	541.4	318.6	338.3	1,571.4	—	9,969.1
Total investments	$181.5	$9,032.0	$183.8	$541.4	$318.6	$338.3	$1,571.4	$4,450.0	$16,617.0

	December 31, 2010 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/P-1	A-2/P-2	Total
Money market investments:
Federal funds sold	$—	$—	$—	$—	$—	$—	$—	$2,930.0	$400.0	$3,330.0
Investment securities:
Certificates of deposit	—	—	—	—	—	—	—	3,550.0	—	3,550.0
Treasury bills	879.9	—	—	—	—	—	—	—	—	879.9
TLGP investments	250.1	—	—	—	—	—	—	—	—	250.1
GSE securities	803.7	—	—	—	—	—	—	—	—	803.7
State and local agency obligations	4.8	292.9	—	72.0	—	—	—	—	—	369.7
Total non-MBS	1,938.5	292.9	—	72.0	—	—	—	3,550.0	—	5,853.4
MBS issued by Federal agencies	2,396.0	—	—	—	—	—	—	—	—	2,396.0
MBS issued by GSEs	2,646.5	—	—	—	—	—	—	—	—	2,646.5
Private label residential MBS	1,027.6	239.6	385.5	272.7	124.9	576.8	1,841.7	—	—	4,468.8
Private label HELOCs	—	19.5	4.0	—	—	8.3	7.1	—	—	38.9
Total MBS	6,070.1	259.1	389.5	272.7	124.9	585.1	1,848.8	—	—	9,550.2
Total investments	$8,008.6	$552.0	$389.5	$344.7	$124.9	$585.1	$1,848.8	$6,480.0	$400.0	$18,733.6
Notes:
(1) Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to December 31, 2011 are described below.
(2) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $6.2 million and $8.0 million at December 31, 2011 and December 31, 2010, respectively.
(3) Balances above exclude total accrued interest of $15.7 million and $19.2 million at December 31, 2011 and December 31, 2010, respectively.
(4) At December 31, 2011, “Other” included securities rated CCC, CC, C and D with balances of $157.7 million, $518.7 million, $760.4 million and $134.6 million, respectively. At December 31, 2010, “Other” included securities rated CCC, CC, C and D with balances of $444.7 million, $978.5 million, $286.7 million and $138.9 million, respectively.

As of December 31, 2011, there were credit rating agency actions affecting a total of 88 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2010. These securities had a total par value of $2.4 billion and $3.0 billion as of December 31, 2011 and 2010, respectively, reflected in the tables above. Securities downgraded from "investment grade" to “below investment grade” represented a total par balance of $420.6 million and $542.1million at December 31, 2011 and 2010, respectively. Downgrades of about $8.6 billion in U.S. government-backed investment securities reflect the impact of the August 2011 S&P downgrade.

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

From January 1, 2012 through February 29, 2012, the following credit rating agency actions were taken with respect to securities in the Bank's investment portfolio.

Downgrades from January 1, 2012 through February 29, 2012

		Balances as of December 31, 2011
(in millions)		Private label residential MBS
From	To	Carrying Value	Fair Value
AA	BBB	$10.1	$10.2
CC	D	73.9	73.9
C	D	102.5	102.5
		$186.5	$186.6

As of February 29, 2012, the following securities were placed on negative watch. The carrying values and fair values of these securities as of December 31, 2011 are presented in the following table.

	Private label residential MBS		HELOCs
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA	$59.9	$59.8	$—	$—
AA	74.6	73.6	15.4	11.1
A	52.3	52.0	—	—
BBB	136.1	126.6	—	—
BB	43.9	41.5	—	—
B	12.0	9.7	8.1	8.1
	$378.8	$363.2	$23.5	$19.2

Money Market Investments, Certificates of Deposit, and Commercial Paper. Under its Risk Governance Policy, the Bank can place money market investments, certificates of deposit, and commercial paper on an unsecured basis with large financial institutions with long-term credit ratings no lower than A. Management actively monitors the credit quality of these counterparties. As of December 31, 2011, the Bank had unsecured exposure to 12 counterparties totaling $4.5 billion, or an average of $370.8 million per counterparty, compared to exposure to 19 counterparties totaling $6.9 billion, or an average of $362.1 million per counterparty, as of December 31, 2010. As of December 31, 2011, the Bank had exposure to four counterparties exceeding 10% of the total exposure.

Total money market investment exposure was $2.5 billion as of December 31, 2011. This exposure was comprised primarily of Federal funds sold with an overnight maturity. Approximately $1.95 billion of this amount was with financial institutions that have exposure to European holdings and is discussed further below. The Bank had certificate of deposit exposure of $2.0 billion as of December 31, 2011, with exposure to U.S. branches of foreign commercial banks comprising 92.5% of this total. The Bank limits foreign exposure to those countries rated AA or higher and had exposure to Australia, Canada, Sweden and the United Kingdom as of December 31, 2011. The Bank held no commercial paper as of December 31, 2011. In June 2011, Bank management decided to temporarily limit its investment activity with all European counterparties to overnight maturities only, due to the financial concerns associated with certain European Union members. This action affected approximately $3.2 billion of term investments that matured between July and September 2011. The final term exposure with European counterparties matured September 15, 2011.

In terms of exposure to European holdings, which includes those countries that are members of the European Union, the Bank did not own any financial instruments issued by sovereign European governments as of December 31, 2011. The Bank is prohibited by Finance Agency regulation from investing in financial instruments of non-U.S. entities other than those issued by U.S. branches of foreign commercial banks.

As noted above, Bank management decided to limit its investment activity with all European counterparties to overnight maturities only. These overnight investments totaled $1.8 billion at December 31, 2011 and were with U.S. branches of financial institutions based in Sweden ($1.3 billion) and the United Kingdom ($0.5 billion). The Bank also had one overnight Federal funds investment for $200 million with a U.S. financial institution which is a member and is owned by an entity located in Spain.

Treasury Bills, TLGP Investments, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and TLGP investments, which are part of the FDIC program guaranteeing unsecured bank debt, the Bank invests in, and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.2 billion and $2.3 billion as of December 31, 2011 and 2010, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank's total agency and GSE MBS portfolio increased $1.6 billion during 2011 to $6.6 billion at December 31, 2011 due to purchases of agency and GSE MBS.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank's private label MBS portfolio decreased $1.2 billion from December 31, 2010 to December 31, 2011. This decline was due to repayments and total OTTI losses (including both credit and noncredit losses) as well as the sale of one AFS security with a par value of $162.7 million in April 2011.

Although the Bank discontinued the purchase of private label MBS in late 2007, approximately 33% of the Bank's MBS portfolio at December 31, 2011 was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

The prospectuses and offering memoranda for the private label MBS in the Bank's portfolio contain representations and warranties that the mortgage loans in the collateral pools were underwritten to certain standards. Based on the performance of the mortgages in some of the collateral pools, among other information, it appears that the failure to adhere to the stated underwriting standards was so routine that the underwriting standards were all but completely abandoned. The issuers, underwriters and rating agencies all failed to disclose that the underwriting standards that were represented in the offering documents were routinely not followed or had been abandoned altogether. This failure resulted in the Bank owning certain private label MBS on which it has recognized losses as more fully explained in the discussion on OTTI later on in this Risk Management section. The Bank has filed lawsuits against certain issuers, underwriters and rating agencies as more fully discussed in Item 3. Legal Proceedings in this Form 10-K.

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

Characteristics of Private Label MBS by Type of Collateral

	December 31, 2011			December 31, 2010
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$535.6	$1,713.2	$2,248.8	$860.5	$2,364.3	$3,224.8
Alt-A	674.9	821.1	1,496.0	792.4	992.3	1,784.7
Subprime	—	7.3	7.3	—	8.3	8.3
Total	1,210.5	2,541.6	3,752.1	1,652.9	3,364.9	5,017.8
HELOC:
Alt-A	—	41.6	41.6	—	51.8	51.8
Total	—	41.6	41.6	—	51.8	51.8
Total private label MBS	$1,210.5	$2,583.2	$3,793.7	$1,652.9	$3,416.7	$5,069.6

Certain MBS securities have a fixed-rate component for a specified period of time, then have a rate reset on a given date. When the rate is reset, the security is then considered to be a variable-rate security. Examples include securities supported by underlying 3/1, 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages (ARMs). In addition, certain of these securities may have a provision within the structure that permits the fixed rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are all reported as variable-rate, regardless of whether the rate reset date has occurred.

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank's private label MBS portfolio by collateral type as of December 31, 2011. The Bank has purchased no private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$12.0	$119.0	$131.0
AA	—	—	—	86.9	86.9
A	—	—	—	164.8	164.8
BBB	—	68.8	9.3	265.2	343.3
Below investment grade:
BB	—	13.3	138.1	166.2	317.6
B	16.6	—	70.1	78.1	164.8
CCC	—	—	46.4	11.1	57.5
CC	202.1	153.8	109.3	—	465.2
C	277.7	220.7	19.3	—	517.7
Total	$496.4	$456.6	$404.5	$891.3	$2,248.8
Amortized cost	$420.5	$426.7	$391.9	$884.4	$2,123.5
Gross unrealized losses	(30.2)	(29.2)	(28.5)	(57.6)	(145.5)
Fair value	393.2	398.9	363.7	828.5	1,984.3
OTTI :
Credit-related OTTI charges taken	$(5.0)	$(8.2)	$(3.0)	$(0.2)	$(16.4)
Noncredit-related OTTI charges taken	5.0	6.7	2.0	(0.5)	13.2
Total 2011 OTTI charges taken	$—	$(1.5)	$(1.0)	$(0.7)	$(3.2)
Weighted average fair value/par	79.2%	87.4%	89.9%	92.9%	88.2%
Original weighted average credit support	6.7	7.4	4.1	4.9	5.7
Weighted-average credit support - current	3.0	5.4	5.8	10.4	6.9
Weighted average collateral delinquency(1)	16.5	13.5	11.5	8.0	11.6

	Private Label MBS by Vintage - Alt-A
(dollars in millions)	2007	2006	2005	2004 and Earlier	Total
Par by lowest external long- term rating:
AAA	$—	$15.7	$—	$33.6	$49.3
AA	—	—	—	50.4	50.4
A	—	—	12.9	4.9	17.8
BBB	—	—	—	200.4	200.4
Below investment grade:
BB	—	—	—	7.3	7.3
B	—	—	128.2	46.1	174.3
CCC	—	129.9	—	—	129.9
CC	—	92.3	45.7	—	138.0
C	173.8	274.2	53.4	—	501.4
D	119.6	107.6	—	—	227.2
Total	$293.4	$619.7	$240.2	$342.7	$1,496.0
Amortized cost	$220.7	$499.7	$228.6	$342.0	$1,291.0
Gross unrealized losses	(33.4)	(61.0)	(27.1)	(14.2)	(135.7)
Fair value	187.3	439.0	201.5	329.2	1,157.0
OTTI:
Credit-related OTTI charges taken	$(5.1)	$(19.5)	$(2.4)	$(0.6)	$(27.6)
Noncredit-related OTTI charges taken	5.1	19.5	2.4	0.6	27.6
Total 2011 OTTI charges taken	$—	$—	$—	$—	$—
Weighted average fair value/par	63.9%	70.8%	83.9%	96.1%	77.3%
Original weighted average credit support	13.5	9.9	5.8	5.3	8.9
Weighted-average credit Support - current	4.3	2.5	7.4	13.0	6.2
Weighted average collateral delinquency(1)	32.2	24.3	15.0	7.5	20.5
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

Private Label MBS Issuers and Servicers. The following tables provide information regarding the issuers and master servicers of the Bank's private label MBS portfolio that exceeded 5% of the total as of December 31, 2011. Management actively monitors the credit quality of the portfolio's master servicers. For further information on the Bank's MBS master servicer risks, see additional discussion in the Item 1A. Risk Factors in this Form 10-K.

	December 31, 2011
Original Issuers (in millions)	Total Carrying Value	Total Fair Value
Lehman Brothers Holdings Inc.(1)	$751.9	$733.2
J.P. Morgan Chase & Co.	684.2	672.5
Wells Fargo & Co.	398.7	381.0
Countrywide Financial Corp.(2)	364.8	357.3
Citigroup Inc.	261.4	244.5
Other	827.2	786.3
Total	$3,288.2	$3,174.8

	December 31, 2011
Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$1,202.5	$1,150.8
Aurora Loan Services Inc.	751.9	733.2
Bank of America Corp	424.5	409.5
Citimortgage Inc.	261.4	244.5
US Bank	224.1	224.1
Other	423.8	412.7
Total	$3,288.2	$3,174.8
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

Private Label MBS in Unrealized Loss Positions. The following table provides information on the portion of the private label MBS portfolio in an unrealized loss position at December 31, 2011 and February 29, 2012.

Private Label MBS in Unrealized Loss Positions

	December 31, 2011					February 29, 2012(1)
(dollars in millions)	Par	Amort Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate %(2)	% AAA	% AAA	% All Other Inv Grade(3)	% Total Inv Grade	% Below Inv Grade	Current % Watchlist
Residential MBS backed by:
Prime loans:
First lien	$1,924.9	$1,807.2	$(145.5)	13.0	1.8	1.8	22.6	24.4	75.6	10.8
Alt-A and other:
Alt-A other	1,356.9	1,158.0	(135.7)	21.6	2.5	2.5	12.8	15.3	84.7	5.3
Subprime loans:
First lien	7.3	6.5	(1.0)	31.8	—	0.0	64.8	64.8	35.2	64.8
HELOC backed by:
Alt-A and other:
Alt-A other	41.6	35.8	(7.6)	8.7	—	0.0	42.2	42.2	57.8	68.0
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

There are seven insured investment securities backed by HELOC mortgage loans as of December 31, 2011. The credit rating of each of the MBS is closely related to the credit rating of the applicable bond insurer and most of these securities did not have stand-alone credit ratings and carry limited or no additional CE. The Bank analyzes the creditworthiness of the bond insurer and typically assigns to the individual security the higher of the bond insurer's rating or the stand-alone investment rating, if available.

	December 31, 2011	December 31, 2010
(in millions)	Private Label MBS	Private Label MBS	State and Local Agency Obligations
AMBAC Assurance Corporation (AMBAC)	$10.8	$14.3	$—
Financial Guaranty Insurance Co. (FGIC)	2.5	3.1	—
Assured Guaranty Municipal Corp (AGMC)	15.4	19.5	—
MBIA Insurance Corporation (MBIA)	12.9	14.9	—
National Public Finance Guarantee Corp. (NPFG)	—	—	72.2	(1)
Total	$41.6	$51.8	$72.2
Note:
(1) Security matured April 15, 2011; there were no State and Local Agency Obligations insured by monoline insurers at December 31, 2011.

The following table presents the credit rating of the Bank's monoline insurers as of December 31, 2011. Fitch no longer rates these monoline insurers. In addition, neither AMBAC nor FGIC are rated by Fitch, Moody's, or S&P.

	Moody's	S&P
	Ratings	Ratings
AGMC	Aa3	AA-
MBIA	B3	B

In addition, at December 31, 2011, the Bank had three Prime reperforming MBS, the underlying mortgage loans of which are government-guaranteed, which generally provides for the substantial repayment of principal. These three securities had a total par balance of $28.4 million and a total fair value of $23.3 million at December 31, 2011 and all three securities were rated “below investment grade” at December 31, 2011.

OTTI. During 2011, 2010 and 2009, the Bank recognized $45.1 million, $158.4 million and $228.5 million of credit-related OTTI charges in earnings (the credit loss) related to private label MBS after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities).

The Bank's estimate of cash flows has a significant impact on the determination of credit losses. Cash flows expected to be collected are based on the performance and type of private label MBS and the Bank's expectations of the economic environment. To ensure consistency in determination of the OTTI for private label MBS among all FHLBanks, each quarter the Bank works with the OTTI Governance Committee to update its OTTI analysis based on actual loan performance and current housing market assumptions in the collateral loss projection models, which generate the estimated cash flows from the Bank's private label MBS.

In performing the cash flow analysis on the majority of the Bank's private label MBS, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the majority of the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the OMB. As currently defined, a CBSA must contain at least one urban area of ten thousand or more people.

The OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from zero to 8% over the 9-month period beginning October 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market.

Recovery Ranges of Housing Price Change
Year	Range
Year 1	0 - 2.8
Year 2	0 - 3.0
Year 3	1.5 - 4.0
Year 4	2.0 - 5.0
Years 5 and 6	2.0 - 6.0
Thereafter	2.3 - 5.6

The month-by-month projections of future loan performance derived from the first model, which reflect the projected prepayments, defaults and loss severities, were then input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described above.

Significant assumptions used on securities that incurred a credit loss in 2011 are included in Note 7 to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data included in this Form 10-K. The classification is initially determined by the original classification of the bond. However, the cash flow model will override (i.e., lower) this classification if certain criteria are met, which will result in higher losses recorded. Significant assumptions used on all of the Bank's private label MBS as part of its fourth quarter 2011 analysis, whether OTTI was recorded or not, are presented below.

	Significant Inputs for Residential MBS
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
Prime:
2007	7.2	4.8-8.4	31.7	10.7-59.9	48.5	41.9-53.2	3.0	0.6-5.6
2006	7.6	4.0-11.6	18.4	3.0-30.5	44.8	37.2-52.9	5.8	1.9-10.7
2005	7.1	4.4-12.1	10.4	1.2-31.2	36.3	20.7-49.4	6.9	0.0-11.9
2004 and prior	11.3	5.7-39.5	5.9	0.0-21.0	26.2	0.0-41.3	8.7	4.4-27.7
Total Prime	8.5	4.0-39.5	15.7	0.0-59.9	38.0	0.0-53.2	6.3	0.0-27.7
Alt-A:
2007	6.0	5.6-6.4	52.0	40.3-55.3	49.2	47.6-51.1	2.6	0.0-5.0
2006	7.9	5.7-15.4	41.9	1.3-61.2	47.6	19.3-56.6	2.2	0.0-13.9
2005	8.2	7.1-12.6	25.6	5.5-32.8	40.8	26.1-48.7	4.6	0.0-14.5
2004 and prior	10.1	7.5-15.4	9.9	0.0-42.4	26.4	0.0-40.3	14.1	5.8-26.3
Total Alt-A	8.3	5.6-15.4	31.3	0.0-61.2	39.9	0.0-56.6	6.6	0.0-26.3
Subprime:
2004 and prior	8.9	8.8-9.1	42.1	36.1-45.3	79.6	63.2-88.5	41.8	11.9-58.1
Total Residential MBS	8.4	4.0-39.5	22.3	0.0-61.2	38.8	0.0-88.5	6.5	0.0-58.1

	Significant Inputs for HELOCs
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2006	13.8	13.8	5.7	5.7	100.0	100.0	—	—
2005	19.4	19.4	0.3	0.3	100.0	100.0	56.7	56.7
2004 and prior	11.2	7.9-18.2	4.5	0.8-6.4	100.0	100.0	2.8	0.0-7.6
Total HELOCs (Alt-A)	12.6	7.9-19.4	4.7	0.3-6.4	100.0	100.0	4.6	0.0-56.7

The $45.1 million credit loss in 2011 was incurred by the Bank in the following quarters: first quarter, $20.5 million; second quarter, $10.8 million; third quarter $6.2 million; and fourth quarter, $7.6 million. The OTTI analysis is based on the Bank's assumptions of the then-current and forecasted economic trends.

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

The third quarter OTTI analysis included the use of an updated version of one of the models used in the OTTI process. This version incorporates a more recent data set into the model's Alt-A transition factors as well as other updates. In addition, the third quarter OTTI analysis reflected a current to trough housing price forecast that was on average 2.2% lower than the second quarter OTTI analysis. This change was due to a housing market which continued to show vulnerability coupled with a slowdown of the economic recovery and an outlook that was more negative.

The second and fourth quarter OTTI analyses included assumptions that did not change significantly from the previous quarters. Both quarters' OTTI analysis reflected an extension of the time until the trough forecast is reached and housing price levels that are on average 1.4%, and 1.1% lower than the previous OTTI analysis.

The $45.1 million credit loss incurred by the Bank in 2011 was concentrated in its 2006 and 2007 vintage bonds (Prime and Alt-A). These vintage bonds represent 83.6% of the credit loss, of which 54.4% related to Prime and 29.2% to Alt-A. These bonds were impacted by the changes to input assumptions referred to above; in addition, certain bonds experienced performance deterioration in the form of higher delinquencies and/or a reduction in the level of CE.

Based on the Bank's OTTI evaluation, the Bank determined that 51 of its private label MBS were OTTI at December 31, 2011 (i.e., they are projected to incur a credit loss during their life), including four private label MBS deemed to be OTTI for the first time during 2011. The Bank has recognized $316.5 million of credit losses on these securities life-to-date. The life-to-date credit loss excludes actual principal writedowns realized, which are recorded as a reduction to credit loss and par. During 2011, the Bank recognized $14.6 million of actual principal writedowns and $19.7 million life-to-date. The life-to-date credit losses also exclude $106.0 million of credit losses related to securities that the Bank has sold as discussed below.

By comparison, in 2010, the Bank had determined that 48 of its private label MBS were OTTI, including seven private label MBS deemed to be OTTI for the first time. The Bank recognized $317.6 million of credit losses on these securities life-to-date, excluding principal writedowns and credit losses on securities that were sold. During 2010, the Bank realized $5.1 million of actual principal writedowns and sold securities with life-to-date credit loss of $74.3 million.

The following tables present the amount of credit-related and noncredit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities, in 2011 and 2010.

	2011			2010
	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$(0.6)	$(2.6)	$(3.2)	$(2.9)	$(19.4)	$(22.3)
Securities previously impaired prior to current period	$(44.5)	$44.5	$—	$(155.5)	$155.2	$(0.3)
Total	$(45.1)	$41.9	$(3.2)	$(158.4)	$135.8	$(22.6)

Each quarter the Bank updates its estimated cash flow projections and determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank's investment and is recognized over the life of the investment. The Bank recognized an increase in yield on certain private label MBS which resulted in $9.2 million, $5.4 million, and $0.4 million of interest income for 2011, 2010, and 2009, respectively.

Beginning in 2009, the Bank transferred private label MBS from HTM to AFS when an OTTI credit loss had been recorded on the security. Transferring securities at the time of an OTTI credit loss event is considered a deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell OTTI securities if market conditions are right. During 2011 and 2010, the Bank transferred private label MBS with a fair value of $90.9 million and $319.2 million, respectively, as of the date of the transfer.

In addition, during 2011, the Bank sold an AFS private label MBS for $138.5 million and recognized a gain of $7.3 million. During 2010, the Bank sold three AFS private label MBS for $234.6 million and realized a net gain of $8.3 million.

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

As shown in the table below, based on the estimated cash flows of the Bank's private label MBS under the adverse case scenario, the Bank's fourth quarter 2011 credit losses would have increased $34.0 million. The increase in the credit loss under the adverse case scenario is the result of the credit loss increasing on securities currently identified as OTTI at December 31, 2011. Under the stress scenario, the Bank may recognize a credit loss in excess of the current maximum credit loss, the difference between the security's amortized cost basis and fair value, because the Bank believes fair value would decrease in the adverse scenario. The impact of additional securities not currently identified as OTTI was not significant. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The adverse case housing price forecast is not management's current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

Housing Price Scenarios
OTTI Credit Losses - Base vs. Stress Scenario
For the Three Months Ended December 31, 2011

	Base Case			Adverse Case
($ in millions)	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities (1)	Unpaid Principal Balance	OTTI Related to Credit Loss
Prime	6	$338.0	$(4.4)	18	$887.6	$(16.6)
Alt-A	7	321.3	(3.0)	17	772.6	(22.3)
Subprime	1	2.6	—	1	2.6	(0.1)
HELOCs	2	12.5	(0.2)	5	24.1	(2.6)
Total	16	$674.4	$(7.6)	41	$1,686.9	$(41.6)
(1) Of these 41 securities, 39 of them had an OTTI credit loss recorded in a prior period.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.9 billion and $4.5 billion at December 31, 2011 and 2010, respectively, after allowance for credit losses of $14.3 million and $3.2 million, respectively. The increase in the allowance for credit losses related to the mortgage loan portfolio was driven by several factors, including updated default and loss assumptions, a more detailed analysis at the Master Commitment level and higher delinquencies.

The tables below present additional mortgage loan portfolio statistics including portfolio balances categorized by product. The data in the FICO and LTV ratio range tables is based on original FICO scores and LTV ratios and unpaid principal balance for the loans remaining in the portfolio at December 31. The geographic breakdown tables are also based on the unpaid principal balance at December 31.

(dollars in millions)	December 31, 2011		December 31, 2010
	Balance	% of Total	Balance	% of Total
Conventional loans:
Original MPF	$1,325.4	34.4	$1,305.6	29.4
MPF Plus	2,182.6	56.6	2,769.7	62.4
Total conventional loans	3,508.0	91.0	4,075.3	91.8
Government-insured loans:
MPF Government	345.3	9.0	366.4	8.2
Total par value	$3,853.3	100.0	$4,441.7	100.0

(dollars in millions)	2011	2010	2009
Mortgage loans interest income	$201.0	$242.2	$281.0
Average mortgage loans portfolio balance	4,158.5	4,864.1	5,645.0
Average yield	4.83%	4.98%	4.98%
Weighted average coupon	5.63	5.73	5.79
Weighted average estimated life	5.7 years	5.5 years	4.6 years

	December 31, 2011	December 31, 2010
Original FICO ® scores:
Greater than 740	47%	48%
701 to 740	24%	24%
661 to 700	19%	19%
621 to 660	9%	8%
Less than 620	1%	1%

	December 31, 2011	December 31, 2010
Original LTV ratio range:
60% or below	19%	20%
Above 60% to 70%	16%	16%
Above 70% to 80%	53%	52%
Above 80% to 90%	7%	7%
Greater than 90%	5%	5%

	December 31, 2011	December 31, 2010
Regional concentrations:
Midwest (IA, IL, IN, MI, MN, ND, NE, OH, SD and WI)	16%	17%
Northeast (CT, DE, MA, ME, NH, NJ, NY, PA, PR, RI, VI and VT)	40%	36%
Southeast (AL, DC, FL, GA, KY, MD, MS, NC, SC, TN, VA and WV)	22%	23%
Southwest (AR, AZ, CO, KS, LA, MO, NM, OK, TX and UT)	11%	12%
West (AK, CA, GU, HI, ID, MT, NV, OR, WA and WY)	11%	12%

Top state concentrations:
Pennsylvania	32%	28%
California	7%	8%
Texas	5%	6%
Virginia	5%	6%
Ohio	5%	5%
Maryland	5%	5%
Other states	41%	42%

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

Under the MPF Program, the FHLBank of Chicago (in its role as MPF Provider) and the PFI all conduct quality assurance reviews on a sample of the conventional mortgage loans to ensure compliance with MPF Program requirements. The PFI may be required to repurchase, at the greater of book value or market value, individual loans which fail these reviews. Subsequent to this quality assurance review, any loans which are discovered to breach representations and warranties are also required to be repurchased by the PFI. Additionally, MPF Government residential mortgage loans which are 90 days or more past due are contractually permitted to be repurchased by the PFI. While the repurchase of these government mortgage loans that hit a delinquency trigger is not contractually required, PFIs have historically exercised their option to repurchase these loans. For full year 2011 and 2010, the total funded amount of conventional and government repurchased mortgage loans was $19.6 million or 7.1% and $26.4 million, or 7.0%, respectively, of total funded loans.

Layers of Loss Protection. The Bank is required to put a CE structure in place at purchase that assures that the Bank's exposure to credit risk on mortgage loans is no greater than that of a mortgage asset rated at least AA. The PFI must bear a specified portion of the direct economic consequences of actual loan losses on the individual mortgage loans or pool of loans, which may be provided by a CE obligation or SMI.

Each MPF product structure has various layers of loss protection as presented below.

Layer	Original MPF	MPF Plus
First	Borrower's equity in the property	Borrower's equity in the property
Second (required for mortgage loans with LTV greater than 80%)	PMI issued by qualified mortgage insurance companies (if applicable)	PMI issued by qualified mortgage insurance companies (if applicable)
Third	Bank FLA* (allocated amount)	Bank FLA* (upfront amount)
Fourth	PFI CE amount**	SMI and/or PFI CE amount, if applicable**
Final	Bank loss	Bank loss
* The FLA either builds over time or is an amount equal to an agreed-upon percentage of the aggregate balance of the mortgage loans purchased. The type of FLA is established by MPF product. The Bank does not receive fees in connection with the FLA.
**The PFI's CE amount for each pool of loans, together with any PMI or SMI, is sized to equal the amount of losses in excess of the FLA to the equivalent of an AA rated mortgage investment.

By credit enhancing each loan pool, the PFI maintains an interest in the performance of the mortgage loans it sells to the Bank and may service for the Bank. For managing this risk, the PFI is paid a monthly CE fee by the Bank. CE fees are recorded as an offset to mortgage loan net interest income in the Statement of Operations. For 2011, 2010, and 2009, CE fees were $4.6 million, $5.5 million and $6.5 million, respectively. Performance based CE fees paid are reduced by losses absorbed through the FLA, where applicable.

Original MPF. Under Original MPF, the FLA is zero on the day the first loan is purchased and generally increases steadily over the life of the Master Commitment based on the month-end outstanding aggregate principal balance. Loan losses not covered by PMI, but not to exceed the FLA, are deducted from the FLA and recorded as losses by the Bank for financial reporting purposes. Losses in excess of FLA are allocated to the PFI under its CE obligation for each pool of loans. The PFI is paid a fixed CE fee for providing this CE obligation. Loan losses in excess of both the FLA and the CE amount are recorded as losses by the Bank based on the Bank's participation interest in the master commitment.

MPF Plus. Under MPF Plus, the first layer of losses (following any PMI coverage) is applied to the FLA equal to a specified percentage of the loans in the pool as of the sale date. Any losses allocated to this FLA are the responsibility of the Bank. The PFI obtains additional CE in the form of a SMI policy to cover losses in excess of the deductible of the policy, which is equal to the FLA. Loan losses not covered by the FLA and SMI are paid by the PFI, up to the amount of the PFI's CE obligation, if any, for each pool of loans. If applicable, the PFI is paid a fixed CE fee and a performance-based fee for providing the CE obligation. Loan losses applied to the FLA as well as losses in excess of the combined FLA, the SMI policy amount, and the PFI's CE obligation are recorded by the Bank based on the Bank's participation interest. Losses incurred by the Bank up to its exposure under the FLA may be able to be recaptured through the recovery of future performance based CE fees earned by the PFI. Any loan losses in excess of both the FLA and the CE would be treated in the same manner as Original MPF. A number of MPF Plus pools also have SMI policies which can also act as CE. The MPF Plus product is currently not being offered due to a lack of insurers writing new SMI policies.

The following table presents the outstanding balances in the FLAs for the Original MPF and MPF Plus products.

(in millions)	Original MPF	MPF Plus	Total
December 31, 2011	$2.2	$32.1	$34.3
December 31, 2010	$2.0	$39.1	$41.1
December 31, 2009	$1.6	$41.9	$43.5

Mortgage Insurers. The Bank's MPF Program currently has credit exposure to nine mortgage insurance companies to provide both PMI and SMI under the Bank's various products. The Bank closely monitors the financial condition of these mortgage insurers. PMI for MPF Program loans must be issued by an mortgage insurance company on the approved mortgage insurance company list whenever PMI coverage is required. However, no mortgage insurance company on the approved mortgage insurance company list currently has a AA- or better claims-paying ability rating from any NRSRO.

None of the Bank's mortgage insurers currently maintain a rating of A+ or better by at least one NRSRO. Given the credit deterioration of PMI providers in 2011, the estimate of the allowance for credit losses has included projected reduced claim payments in the future. As required by the MPF Program, for ongoing PMI, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement.

The MPF Plus product required SMI under the MPF Program when each pool was established. At December 31, 2011, eight of the fourteen MPF Plus pools still have these SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. Because no mortgage insurer that underwrites SMI is rated AA or better, this requirement has been waived by the Finance Agency until the regulation is amended, provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of December 31, 2011, $74.4 million of SMI exposure had been secured by two PFIs.

The following tables present unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of December 31, 2011 and 2010.

	Ratings by S&P/Fitch/Moody's		December 31, 2011
(in millions)	December 31, 2011	February 29, 2012	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Co. (RMIC)	CC/-/Caa2	R/-/-	$6.9	$2.7
Mortgage Guaranty Insurance Corp. (MGIC)	B+/-/B1	B/-/B1	5.4	2.2
PMI Mortgage Insurance Co.	R/-/Caa3	R/-/Caa3	5.0	1.9
United Guaranty Residential Insurance Co. (UGRIC)	BBB/-/Baa1	BBB/-/Baa1	2.4	1.0
Radian Guaranty, Inc.	B+/-/Ba3	B/-/Ba3	2.0	0.8
Genworth Mortgage Insurance Corp.	BB-/-/Ba1	B/-/Ba1	1.6	0.6
Other insurance providers			0.7	0.3
Total			$24.0	$9.5

	December 31, 2010
(in millions)	Ratings by S&P/Fitch/Moody's	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Company (RMIC)	BBB-/BBB-/Ba1	$5.4	$2.0
PMI Mortgage Insurance Co	B+/-/B2	5.4	1.9
Mortgage Guaranty Insurance Corp. (MGIC)	B+/-/Ba3	4.7	1.8
United Guaranty Residential Insurance Co. (UGRIC)	BBB/-/A3	2.5	1.0
Radian Guaranty, Inc.	B+/-/Ba3	1.7	0.7
Genworth Mortgage Insurance Corp.	BBB-/-/Baa2	1.1	0.4
Other insurance providers		0.8	0.3
Total		$21.6	$8.1
Notes:
(1) Represents the unpaid principal balance of conventional loans 90 days or more delinquent or in the process of foreclosure. Assumes PMI in effect at time of origination. Insurance coverage may be discontinued once a certain LTV is met.
(2) Represents the estimated contractual limit for reimbursement of principal losses (i.e., risk in force) assuming the PMI at origination is still in effect. The amount of expected claims under these insurance contracts is substantially less than the contractual limit for reimbursement.

BOB Loans. See Item 1. Business in this Form 10-K for a description of this program. Prior to January 1, 2011, the entire BOB program was classified as a nonaccrual loan portfolio. Given an adequate level of payment history, the Bank's analysis indicated that accrual status for performing BOB loans was appropriate beginning January 1, 2011. The allowance for credit losses on BOB loans decreased $2.5 million from year-end 2010, driven by the change in estimate that occurred during the first quarter of 2011. The Bank updated the probability of default from national statistics for speculative grade debt to the actual performance of the BOB program and eliminated the adjustment to probability of default for changes in gross domestic product.

Derivative Counterparties. The Bank is subject to credit risk arising from the potential non-performance by derivative counterparties with respect to the agreements entered into with the Bank, as well as certain operational risks relating to the management of the derivative portfolio. To manage credit risk, the Bank follows the policies established by the Board regarding unsecured extensions of credit. For all derivative counterparties, the Bank selects only highly-rated derivatives dealers and major banks that meet the Bank's eligibility criteria.

In the table below, the Total Notional reflects outstanding positions with all counterparties while the credit exposure reflects only those counterparties to which the Bank has net credit exposure. In addition, the Net Credit Exposure represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank after adjusting for all cash and/or securities collateral.

	December 31, 2011		December 31, 2010
(dollars in millions) Credit Rating(1)	Total Notional	Net Credit Exposure	Total Notional	Net Credit Exposure
AA	$4,777.0	$29.9	$9,046.4	$20.4
A	26,320.6	6.2	18,358.5	2.3
Subtotal	31,097.6	36.1	27,404.9	22.7
Member institutions (2)	14.0	0.2	21.8	0.1
Total	$31,111.6	$36.3	$27,426.7	$22.8
Note:
(1) Credit ratings reflect the lowest rating from the credit rating agencies. These tables do not reflect changes in any rating, outlook or watch status after December 31. The Bank measures credit exposure through a process which includes internal credit review and various external factors.
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

The following tables summarize the Bank's derivative counterparties which represent more than 10% of the Bank's total notional amount outstanding and net credit exposure as of December 31, 2011 and 2010.

Notional Greater Than 10%	December 31, 2011			December 31, 2010
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$5,274.2	16.9%	A	$3,701.7	13.5%
JP Morgan Chase Bank, NA	A	4,326.0	13.9	AA	4,078.7	14.9
BNP Paribas	AA	3,627.0	11.7	—	—	—
Credit Suisse International	A	3,419.0	11.0	A	4,193.3	15.3
Barclays Bank PLC	—	—	—	AA	2,955.7	10.8
All others	n/a	14,465.4	46.5	n/a	12,497.3	45.5
Total		$31,111.6	100.0%		$27,426.7	100.0%

Net Credit Exposure Greater Than 10%	December 31, 2011			December 31, 2010
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Total Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Total Net Credit Exposure
Royal Bank of Canada	AA	$14.9	41.1%	AA	$13.3	58.5%
BNP Paribas	AA	8.5	23.5	AA	2.7	12.0
HSBC Bank USA, NA	AA	6.5	17.9	AA	4.3	18.7
UBS AG	A	4.9	13.5	—	—	—
All others	n/a	1.5	4.0	n/a	2.5	10.8
Total		$36.3	100.0%		$22.8	100.0%

To manage market risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe, specifically in Germany, Switzerland, France, and the United Kingdom. In terms of counterparty credit risk exposure, European financial institution are exposed to the Bank as shown below.

(in millions)	As of December 31, 2011
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
United Kingdom	$87.2	$77.1	$71.7
Switzerland	256.4	256.4	254.3
Germany	31.1	16.1	15.1
Total	$374.7	$349.6	$341.1
Note: The average maturity of these derivative contracts is February 2015. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of financial institutions located in Europe. This information is shown below.

(in millions)	As of December 31, 2011
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$7.8	$—	$—
United Kingdom	11.8	4.5	4.7
Switzerland	5.3	—	—
Total	$24.9	$4.5	$4.7
Note: The average maturity of these derivative contracts is December 2014. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

To appropriately assess potential credit risk to its European holdings, the Bank annually underwrites each counterparty and country and frequently monitors NRSRO rating actions and other publications for changes to credit quality. The Bank also actively monitors its counterparties' approximate indirect exposure to European sovereign debt and considers this exposure as a component of its credit risk review process.

Liquidity and Funding Risk

As a wholesale bank, the Bank employs financial strategies that are designed to enable it to expand and contract its assets, liabilities and capital in response to changes in member credit demand, membership composition and other market factors. The Bank's liquidity resources are designed to support these strategies. The Bank actively manages its liquidity position to maintain stable, reliable, and cost-effective sources of funds, while taking into account market conditions, member credit demand for short-and long-term loans, investment opportunities and the maturity profile of the Bank's assets and liabilities. The Bank recognizes that managing liquidity is critical to achieving its statutory mission of providing low-cost funding to its members. In managing liquidity risk, the Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. The Bank's various liquidity requirements are designed to enhance the Bank's protection against temporary disruptions in access to the debt markets. Longer term contingency liquidity is discussed in the contingency liquidity section below.

Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank's GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with negative outlook/P-1 by Moody's Investor Service, Inc. and AA+ with negative outlook/A-1+ by Standard & Poor's. These ratings measure the likelihood of timely payment of principal and interest. At December 31, 2011, the Bank's consolidated obligation bonds outstanding increased to $35.6 billion compared to $34.1 billion as of December 31, 2010 primarily due to the Bank obtaining funding for its January 2012 maturities and issuing term debt in late 2011. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at December 31, 2011 decreased to $10.9 billion compared to $13.1 billion at December 31, 2010, primarily due to decreases in Federal funds sold and term money markets.

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. During the financial crisis, access to the long-term debt markets at attractive pricing was curtailed. Access and funding levels began returning to normal around August 2009 and since then have fluctuated with conditions in the global financial markets. In the second half of 2011, as the financial crisis in Europe worsened, the Bank's funding levels improved markedly, benefiting from a flight to quality and wider swap spreads. In early 2012, the crisis in Europe appears to have abated somewhat, and as a result, funding levels have deteriorated relative to LIBOR.

The Bank's investments also represent a key source of liquidity. Total investments available for liquidation may include trading securities, AFS securities, Federal funds sold, and certificates of deposit. Trading securities and AFS securities are reported at fair value. These amounts were $9.8 billion at December 31, 2011, compared to $10.2 billion at December 31, 2010. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasuries, TLGP investments, U.S. agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. The Bank utilizes repurchase transactions as a contingent source of liquidity. In addition, U.S. Treasuries may be used as collateral for derivative counterparty obligations in lieu of cash. For further information on the Bank's liquidity risks, see additional discussion in Item 1A. Risk Factors in this Form 10-K.

Deposit Reserves. The Bank offers demand, overnight and term deposits for members and qualifying nonmembers. Total deposits at December 31, 2011, decreased slightly to $1.1 billion from $1.2 billion at December 31, 2010. Factors that generally influence deposit levels include turnover in members' investment securities portfolios, changes in member demand for liquidity driven by member institution deposit growth, the slope of the yield curve and the Bank's deposit pricing as compared to other short-term money market rates. Fluctuations in this source of the Bank's funding are typically offset by changes in the issuance of consolidated obligation discount notes. The Act requires the Bank to have assets, referred to as deposit reserves, invested in obligations of the United States, deposits in eligible banks or trust companies, or loans with a maturity not exceeding five years, totaling at least equal to the current deposit balance. As of December 31, 2011 and 2010, excess deposit reserves were $26.1 billion and $22.9 billion, respectively.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers' credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank's primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight repos.

The Bank maintains contingency liquidity plans designed to enable it to meet its obligations and the liquidity needs of members in the event of short-term capital market disruptions, operational disruptions at other FHLBanks or the OF, or short-term disruptions of the consolidated obligations markets. Specifically, the Board has adopted a Liquidity and Funds Management Policy which requires the Bank to maintain at least 90 days of liquidity to enable the Bank to meet its obligations in the event of a longer-term consolidated obligations market disruption. If a market or operational disruption occurred that prevented the issuance of new consolidated obligation bonds or discount notes through the capital markets, the Bank could meet its obligations by: (1) allowing short-term liquid investments to mature; (2) purchasing Federal funds; (3) using eligible securities as collateral for repurchase agreement borrowings; and (4) if necessary, allowing loans to mature without renewal. The Bank's GSE status and the FHLBank System consolidated obligation credit rating, which reflects the fact that all twelve FHLBanks share a joint and several liability on the consolidated obligations, have historically provided excellent capital market access. As per Finance Agency guidance, the Bank is also required to maintain sufficient liquidity to meet cash outflows for 5 and 15 days without access to the capital markets. Different advance roll-off assumptions govern the 5 and 15 day requirements. The Bank was in compliance with these various requirements at December 31, 2011.

Additionally, consistent with regulatory requirements, the Bank's Liquidity and Funds Management Policy has historically required the Bank to hold contingency liquidity sufficient to meet the Bank's estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank's liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank's ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank's access to the capital markets has never been interrupted to the extent the Bank's ability to meet its obligations was compromised and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At December 31, 2011 and 2010, excess contingency liquidity was approximately $14.3 billion and $13.1 billion, respectively.

Repurchases of Excess Capital Stock. In the past, the Bank also retained liquidity to repurchase a member's capital stock, upon request and at the Bank's sole discretion, at par value as long as the repurchase would not cause the Bank to fail to meet any of its regulatory capital requirements or violate any other regulatory prohibitions. On December 23, 2008, the Bank announced its decision to voluntarily suspend the repurchase of excess capital stock until further notification in an effort to preserve capital. There were no repurchases until October 2010. The Bank repurchased approximately $200 million in October 2010 and approximately $715 million in 2011. The Bank also repurchased approximately $165 million in excess capital stock on February 23, 2012. Additionally, as of December 31, 2011 and 2010, the Bank had outstanding capital redemption requests of $45.7 million and $34.2 million, respectively. See Note 17 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

Negative Pledge Requirement. Finance Agency regulations require the Bank to maintain qualifying assets free from any lien or pledge in an amount at least equal to its portion of the total consolidated obligations outstanding issued on its behalf. Qualifying assets are defined as: (1) cash; (2) obligations of, or fully guaranteed by, the United States; (3) secured advances; (4) mortgages which have any guaranty, insurance or commitment from the United States or a Federal agency; (5) investments described in Section 16(a) of the Act, which includes securities that a fiduciary or trust fund may purchase under the laws of any of the three states in which the Bank operates; and (6) other securities that are assigned a rating or assessment by a credit rating agency that is equivalent or higher than the rating or assessment assigned by the credit rating agency to the consolidated obligations. As of December 31, 2011 and 2010, the Bank held total negative pledge qualifying assets in excess of total consolidated obligations of $5.0 billion and $5.7 billion, respectively.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 14 of the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in this Form 10-K for additional information.

On October 25, 2010, the FHLBank of Seattle (Seattle Bank) and the Finance Agency entered into a Stipulation and Consent to the Issuance of a Consent Order (Consent Order). Among other things, the Consent Order includes certain prohibitions on dividends and requires the Seattle Bank to undertake an asset improvement program and submit a capital repurchase plan to the Finance Agency. The Consent Order also provides for a stabilization period that commenced on the date of the Consent Order and continued through the filing of the Seattle Bank's second quarter 2011 quarterly report on Form 10-Q with the SEC. The Consent Order also provides that the Finance Agency will continue to classify the Seattle Bank as "undercapitalized" at least through the stabilization period and it is subject to the continuing prohibitions on stock redemptions and repurchases unless the Finance Agency takes additional action. Any stock repurchases and redemptions and dividend payments will be subject to Finance Agency approval.

FHLBank of Chicago (Chicago Bank) entered into a consensual cease and desist order (C&D Order) with its then-regulator, the Finance Board, on October 10, 2007 and an amendment thereto as of July 24, 2008. Capital stock repurchases and redemptions, including redemptions upon membership withdrawal or termination, are addressed in the C&D Order, as amended. On December 22, 2011, the Finance Agency approved the Chicago Bank's request to redeem the excess capital stock of former members of the Chicago Bank prior to the conversion to the new capital structure contemplated by its Capital Plan, so the capital stock of the Chicago Bank owned by all former members of it that is not required to support outstanding obligations is expected to be redeemed on or about December 28, 2012. In connection with such approval, effective as of the redemption date, the Finance Agency terminated Article I(a)(ii) of the C&D Order which imposed a minimum amount of capital stock and subordinated debt.

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

Consolidated obligation bonds and discount notes outstanding for each of the FHLBanks acting as primary obligor are presented in the following table, exclusive of combining adjustments. The Bank’s total consolidated obligation bonds and discount notes represented 6.6% and 5.9% of total FHLBank System consolidated obligations as of December 31, 2011 and 2010, respectively.

	December 31, 2011			December 31, 2010
		Discount			Discount
(in millions)	Bonds	Notes	Total	Bonds	Notes	Total
Atlanta	$89,418.9	$24,331.0	$113,749.9	$93,926.6	$23,919.3	$117,845.9
Boston	29,533.4	14,652.1	44,185.5	34,800.7	18,527.0	53,327.7
Chicago	39,964.0	25,410.5	65,374.5	58,274.8	18,432.5	76,707.3
Cincinnati	28,725.9	26,138.0	54,863.9	30,550.4	35,008.4	65,558.8
Dallas	19,928.3	9,800.0	29,728.3	31,078.1	5,132.6	36,210.7
Des Moines	37,796.4	6,812.0	44,608.4	43,609.2	7,208.7	50,817.9
Indianapolis	30,292.3	6,536.4	36,828.7	31,779.7	8,926.2	40,705.9
New York	66,329.3	22,127.5	88,456.8	70,982.0	19,394.5	90,376.5
Pittsburgh	35,134.0	10,922.0	46,056.0	33,705.9	13,085.0	46,790.9
San Francisco	82,044.5	19,158.8	101,203.3	119,593.2	19,539.6	139,132.8
Seattle	22,880.0	14,035.2	36,915.2	32,302.6	11,597.3	43,899.9
Topeka	19,645.4	10,251.7	29,897.1	21,292.6	13,706.8	34,999.4
Total FHLBank System	$501,692.4	$190,175.2	$691,867.6	$601,895.8	$194,477.9	$796,373.7

Operating and Business Risks

Operating Risk. Operating risk is defined as the risk of unexpected loss resulting from human error, system malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls. The Bank has established operating policies and procedures to manage each of the specific operating risks, which are categorized as compliance, fraud, legal, information and personnel. The Bank's Internal Audit department, which reports directly to the Audit Committee of the Board, regularly monitors compliance with established policies and procedures. Management monitors the effectiveness of the internal control environment on an on-going basis and takes action as appropriate to enhance the environment. Some operating risk may also result from external factors which are beyond the Bank's control, such as the failure of other parties with which the Bank conducts business to adequately address their own operating risks. Governance over the management of operating risks takes place through the Bank's risk management committees. Business areas retain primary responsibility for identifying, assessing and reporting their operational risks. To assist them in discharging this responsibility and to ensure that operational risk is managed consistently throughout the organization, the Bank has developed an operating risk management framework, which includes key risk indicators.

In addition to the particular risks and challenges that it faces, the Bank also experiences ongoing operating risks that are similar to those of other large financial institutions. For example, the Bank is exposed to the risk that a catastrophic event, such as a terrorist event or a natural disaster, could result in significant business disruption and an inability to process transactions through normal business processes. To mitigate this risk, the Bank maintains and tests business continuity plans and has established backup facilities for critical business processes and systems away from, although in the same metropolitan area as, the main office. The Bank also has a reciprocal backup agreement in place with FHLBank Des Moines to provide short-term loans and debt servicing in the event that both of the Pittsburgh facilities are inoperable. The results of the Bank's periodic business continuity tests are presented annually to the Board. Management can make no assurances that these measures will be sufficient to respond to the full range of catastrophic events that might occur.

The Bank's dependence on computer systems and technologies has increased its exposure to cybersecurity risks and cyber incidents, including unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption or loss. While the Bank has security measures in place, it may incur substantial costs and suffer other negative consequences as a result, including but not limited to remediation costs, increased security costs, lost revenue, litigation and reputational damage.

The Bank maintains insurance coverage for employee misappropriation, as well as director and officer liability protection. Additionally, insurance coverage is in place for electronic data-processing equipment and software, personal property, leasehold improvements, property damage, personal injury and cyber-related incidents. The Bank maintains additional insurance protection as deemed appropriate. The Bank regularly reviews its insurance coverages for adequacy as well as the financial claims paying ability of its insurance carrier.

Business Risk. Business risk is the risk of an adverse impact on the Bank's profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. This risk includes the potential for strategic business constraints to be imposed through regulatory, legislative or political changes. Examples of external factors may include, but are not limited to: continued financial services industry consolidation, a declining membership base, concentration of borrowing among members, the introduction of new competing products and services, increased non-Bank competition, weakening of the FHLBank System's GSE status, changes in the deposit and mortgage markets for the Bank's members, mortgage market changes that could occur if new GSE legislation is implemented, and other factors that may have a significant direct or indirect impact on the ability of the Bank to achieve its mission and strategic objectives. The Bank's Risk Management Committee monitors economic indicators and the external environment in which the Bank operates and attempts to mitigate this risk through long-term strategic planning.

A discussion of various Bank risks is included in the Item 1A. Risk Factors in this Form 10-K.

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section of Item 7. Management’s Discussion and Analysis in Part II of this Form 10-K.

Item 8:  Financial Statements and Supplementary Financial Data

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Bank is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Bank’s internal control over financial reporting is designed by and under the supervision of the Bank’s management, including the Chief Executive Officer and Chief Financial Officer. The Bank’s internal controls over financial reporting are to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework. Based on its assessment, management of the Bank determined that as of December 31, 2011, the Bank’s internal control over financial reporting was effective based on those criteria.

The effectiveness of the Bank’s internal control over financial reporting as of December 31, 2011, has been audited by PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm, as stated in their report that follows.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of the Federal Home Loan Bank of Pittsburgh:

In our opinion, the accompanying statements of condition and the related statements of income, capital, and cash flows present fairly, in all material respects, the financial position of the Federal Home Loan Bank of Pittsburgh (the FHLBank) at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the FHLBank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The FHLBank's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the FHLBank's internal control over financial reporting based on our audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/  PricewaterhouseCoopers LLP

Pittsburgh, PA
March 15, 2012

Financial Statements for the Years Ended 2011, 2010 and 2009
Federal Home Loan Bank of Pittsburgh
Statement of Operations

	Year Ended December 31,
(in thousands, except per share amounts)	2011	2010	2009
Interest income:
Advances	$242,274	$307,484	$606,825
Prepayment fees on advances, net	12,630	20,593	5,245
Interest-bearing deposits	417	807	11,232
Federal funds sold	3,835	7,610	3,036
Trading securities	1,371	3,231	13,539
AFS securities	131,946	164,635	70,586
HTM securities	182,887	228,046	456,317
Mortgage loans held for portfolio	201,017	242,217	281,037
Total interest income	776,377	974,623	1,447,817
Interest expense:
Consolidated obligations - discount notes	11,074	19,461	42,090
Consolidated obligations - bonds	610,370	720,831	1,140,322
Deposits	434	956	1,331
Other borrowings	38	64	65
Total interest expense	621,916	741,312	1,183,808
Net interest income	154,461	233,311	264,009
Provision (benefit) for credit losses	10,005	(2,423)	(2,562)
Net interest income after provision (benefit) for credit losses	144,456	235,734	266,571
Other noninterest income (loss):
Total OTTI losses (Note 7)	(3,223)	(22,598)	(1,043,694)
OTTI losses reclassified to/(from) AOCI (Note 7)	(41,898)	(135,846)	815,174
Net OTTI losses, credit portion (Note 7)	(45,121)	(158,444)	(228,520)
Net gains (losses) on trading securities (Note 4)	(85)	(291)	1,261
Net realized gains (losses) from sale of AFS securities (Note 5)	7,278	8,331	(2,178)
Net realized gains from sale of HTM securities (Note 6)	—	—	1,799
Net gains (losses) on derivatives and hedging activities (Note 11)	(5,722)	(4,726)	12,020
Loss on early extinguishment of debt	—	(12,290)	—
Service fees	2,396	2,573	2,491
Other, net	8,254	8,709	8,729
Total other noninterest (loss)	(33,000)	(156,138)	(204,398)
Other expense:
Compensation and benefits expense	35,794	38,508	33,267
Other operating expense	22,970	23,155	25,352
Provision (benefit) for derivative counterparty credit loss (Note 21)	(1,850)	—	35,314
Finance Agency expense	5,124	3,741	3,157
Office of Finance expense	2,940	2,891	2,540
Total other expense	64,978	68,295	99,630
Income (loss) before assessments	46,478	11,301	(37,457)
Affordable Housing Program (Note 15)	4,685	922	—
REFCORP (Note 16)	3,744	2,076	—
Total assessments	8,429	2,998	—
Net income (loss)	$38,049	$8,303	$(37,457)
Earnings (loss) per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	36,309	40,293	40,049
Basic and diluted earnings (loss) per share	$1.05	$0.21	$(0.93)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition

	December 31, 2011	December 31, 2010
(in thousands)
ASSETS
Cash and due from banks (Note 3)	$634,278	$143,393
Interest-bearing deposits	16,180	10,094
Federal funds sold	2,450,000	3,330,000
Investment securities:
Trading securities (Note 4)	984,285	1,135,981
AFS securities, at fair value (Note 5)	4,356,147	2,217,793
HTM securities; fair value of $8,782,348 and $11,935,749, respectively (Note 6)	8,832,845	12,057,761
Total investment securities	14,173,277	15,411,535
Advances (Note 8)	30,604,801	29,708,439
Mortgage loans held for portfolio (Note 9), net of allowance for credit losses of $14,344 and $3,150, respectively (Note 10)	3,883,127	4,483,059
Banking on Business loans, net of allowance for credit losses of $3,223 and $5,753, respectively (Note 10)	14,016	14,154
Accrued interest receivable	132,152	153,458
Prepaid REFCORP assessment (Note 16)	—	37,565
Premises, software and equipment, net (Note 12)	16,281	19,300
Derivative assets (Note 11)	36,256	22,799
Other assets	33,918	52,931
Total assets	$51,994,286	$53,386,727

Federal Home Loan Bank of Pittsburgh
Statement of Condition (continued)

	December 31,	December 31,
(in thousands, except par value)	2011	2010
LIABILITIES AND CAPITAL
Liabilities
Deposits: (Note 13)
Interest-bearing	$1,062,027	$1,128,264
Noninterest-bearing	37,667	38,736
Total deposits	1,099,694	1,167,000
Consolidated obligations, net: (Note 14)
Discount notes	10,921,498	13,082,116
Bonds	35,613,036	34,129,294
Total consolidated obligations, net	46,534,534	47,211,410
Mandatorily redeemable capital stock (Note 17)	45,673	34,215
Accrued interest payable	125,564	167,962
Affordable Housing Program payable (Note 15)	13,588	13,602
Derivative liabilities (Note 11)	441,975	607,911
Other liabilities	70,420	23,745
Total liabilities	48,331,448	49,225,845
Commitments and contingencies (Note 21)	—	—
Capital (Note 17)
Capital stock - putable ($100 par value) issued and outstanding 33,899 and 39,869 shares	3,389,863	3,986,932
Retained earnings:
Unrestricted	430,774	397,291
Restricted	4,566	—
Total retained earnings	435,340	397,291
Accumulated other comprehensive income (loss) (AOCI):
Net unrealized gain (loss) on AFS securities	5,891	(962)
Net noncredit portion of OTTI losses on AFS securities	(168,114)	(222,533)
Net unrealized gain relating to hedging activities	286	270
Pension and post-retirement benefits	(428)	(116)
Total AOCI (loss)	(162,365)	(223,341)
Total capital	3,662,838	4,160,882
Total liabilities and capital	$51,994,286	$53,386,727
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows

	Year Ended December 31,
(in thousands)	2011	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$38,049	$8,303	$(37,457)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,498	23,282	(235,348)
Change in net fair value adjustment on derivative and hedging activities	134,599	49,013	386,534
Net OTTI credit losses	45,121	158,444	228,520
Losses on extinguishment of debt	—	12,290	—
Other adjustments	2,034	(10,762)	(2,178)
Net change in:
Trading securities	151,696	150,224	(779,398)
Accrued interest receivable	21,329	75,543	205,077
Other assets	1,032	(2,041)	37,785
Accrued interest payable	(42,399)	(133,530)	(192,583)
Other liabilities(1)	33,796	(7,704)	(18,572)
Total adjustments	361,706	314,759	(370,163)
Net cash provided by (used in) operating activities	$399,755	$323,062	$(407,620)
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $(6,086), $(2,523) and $(5,178) from other FHLBanks for mortgage loan program)	$(194,782)	$138,854	$6,033,972
Federal funds sold	880,000	(330,000)	(1,750,000)
Premises, software and equipment, net	(1,846)	(3,371)	(4,617)
AFS securities:
Proceeds (includes $138,461, $234,586 and $5,616 from sales of AFS securities)	997,709	838,229	215,386
Purchases	(2,972,952)	—	(2,300)
HTM securities:
Net change in short-term	1,550,000	(450,000)	(400,000)
Proceeds from long-term	2,460,826	2,198,214	3,417,038
Purchases of long-term	(862,283)	(3,657,526)	(1,791,609)
Advances:
Proceeds	78,646,806	95,170,646	139,136,673
Made	(79,560,231)	(83,745,452)	(119,327,752)
Mortgage loans held for portfolio:
Proceeds	867,717	1,056,723	1,413,868
Purchases	(283,200)	(386,439)	(427,337)
Net cash provided by investing activities	$1,527,764	$10,829,878	$26,513,322

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (continued)

	Year Ended December 31,
(in thousands)	2011	2010	2009
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(66,475)	$(109,875)	$(211,876)
Net payments for derivative contracts with financing element	(101,898)	(148,666)	(209,043)
Net proceeds from issuance of consolidated obligations:
Discount notes	87,087,711	78,071,007	139,008,524
Bonds (none from other FHLBanks)	19,624,421	14,452,478	26,224,097
Payments for maturing and retiring consolidated obligations:
Discount notes	(89,245,330)	(75,200,440)	(151,629,431)
Bonds (including $744,193 transferred to other FHLBanks in 2010)	(18,149,452)	(29,487,620)	(37,976,756)
Proceeds from issuance of capital stock	129,546	195,429	39,949
Payments for repurchase/redemption of mandatorily redeemable capital stock	(8,363)	(5,699)	—
Payments for redemption/repurchase of capital stock	(706,794)	(194,904)	—
Net cash (used in) financing activities	$(1,436,634)	$(12,428,290)	$(24,754,536)
Net increase (decrease) in cash and cash equivalents	$490,885	$(1,275,350)	$1,351,166
Cash and cash equivalents at beginning of the period	143,393	1,418,743	67,577
Cash and cash equivalents at end of the period	$634,278	$143,393	$1,418,743
Supplemental disclosures:
Interest paid	$709,767	$886,208	$1,553,665
AHP payments, net	4,699	11,861	18,851
REFCORP assessments, net	(33,821)	—	—
Transfers of mortgage loans to real estate owned	18,245	20,373	18,907
Non-cash transfer of OTTI HTM securities to AFS	90,925	319,194	2,243,739
Note:
(1)Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2008	39,817	$3,981,688	$170,484	$—	$170,484	$(17,305)	$4,134,867
Cumulative effect of adjustments to opening balance relating to amended OTTI guidance	—	—	255,961	—	255,961	(255,961)	—
Proceeds from sale of capital stock	399	39,949	—	—	—	—	39,949
Net shares reclassified to mandatorily redeemable capital stock	(35)	(3,572)	—	—	—	—	(3,572)
Comprehensive loss:							—
Net loss	—	—	(37,457)	—	(37,457)	—	(37,457)
Other comprehensive income (loss) adjustments:
Net unrealized gains (losses) on AFS securities:
Unrealized gains	—	—	—	—	—	10,345	10,345
Reclassification of realized net losses included in net income	—	—	—	—	—	2,178	2,178
Net noncredit portion of OTTI losses on AFS securities:
Noncredit OTTI loss on AFS securities	—	—	—	—	—	(10,857)	(10,857)
Noncredit OTTI loss transferred from HTM securities	—	—	—	—	—	(1,104,478)	(1,104,478)
Net change in fair value of OTTI securities	—	—	—	—	—	294,212	294,212
Reclassification of noncredit portion included in net income	—	—	—	—	—	132,462	132,462
Net noncredit portion of OTTI losses on HTM securities:
Net noncredit portion	—	—	—	—	—	(961,443)	(961,443)
Reclassification of noncredit portion included in net income	—	—	—	—	—	24,664	24,664
Accretion of noncredit portion	—	—	—	—	—	31,175	31,175
Reclassification of noncredit portion from HTM to AFS securities	—	—	—	—	—	1,158,723	1,158,723
Reclassification adjustment for losses included in net income relating to hedging activities	—	—	—	—	—	1,149	1,149
Pension and post-retirement benefits	—	—	—	—	—	1,196	1,196
Total comprehensive income (loss)	—	—	(37,457)	—	(37,457)	(420,674)	(458,131)
December 31, 2009	40,181	$4,018,065	$388,988	$—	$388,988	$(693,940)	$3,713,113

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (continued)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2009	40,181	$4,018,065	$388,988	$—	$388,988	$(693,940)	$3,713,113
Proceeds from sale of capital stock	1,954	195,429	—	—	—	—	195,429
Repurchase/redemption of capital stock	(1,949)	(194,904)	—	—	—	—	(194,904)
Net shares reclassified to mandatorily redeemable capital stock	(317)	(31,658)	—	—	—	—	(31,658)
Comprehensive income:
Net income	—	—	8,303	—	8,303	—	8,303
Other comprehensive income (loss) adjustments:
Net unrealized gains on AFS securities:
Unrealized gains	—	—	—	—	—	1,058	1,058
Net noncredit portion of OTTI losses on AFS securities:
Noncredit OTTI loss transferred from HTM securities	—	—	—	—	—	(19,614)	(19,614)
Net change in fair value of OTTI securities	—	—	—	—	—	330,875	330,875
Unrealized gains	—	—	—	—	—	10,580	10,580
Reclassification of realized gains included in net income	—	—	—	—	—	(8,331)	(8,331)
Reclassification of noncredit portion included in net income	—	—	—	—	—	155,460	155,460
Net noncredit portion of OTTI losses on HTM securities:
Net noncredit portion	—	—	—	—	—	(19,614)	(19,614)
Reclassification of noncredit portion from HTM to AFS securities	—	—	—	—	—	19,614	19,614
Reclassification adjustment for losses included in net income relating to hedging activities	—	—	—	—	—	6	6
Pension and post-retirement benefits	—	—	—	—	—	565	565
Total comprehensive income	—	—	8,303	—	8,303	470,599	478,902
December 31, 2010	39,869	$3,986,932	$397,291	$—	$397,291	$(223,341)	$4,160,882

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (continued)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2010	39,869	$3,986,932	$397,291	—	$397,291	$(223,341)	$4,160,882
Proceeds from sale of capital stock	1,295	129,546	—	—	—	—	129,546
Repurchase/redemption of capital stock	(7,067)	(706,794)	—	—	—	—	(706,794)
Net shares reclassified to mandatorily redeemable capital stock	(198)	(19,821)	—	—	—	—	(19,821)
Comprehensive income:
Net income	—	—	33,483	4,566	38,049	—	38,049
Other comprehensive income (loss) adjustments:
Net unrealized gains on AFS securities:
Unrealized gains	—	—	—	—	—	6,853	6,853
Net noncredit portion of OTTI losses on AFS securities:
Noncredit OTTI losses on AFS securities	—	—	—	—	—	(86)	(86)
Noncredit OTTI losses transferred from HTM securities	—	—	—	—	—	(2,697)	(2,697)
Net change in fair value of OTTI securities	—	—	—	—	—	14,392	14,392
Unrealized gains	—	—	—	—	—	5,407	5,407
Reclassification of realized gains included in net income	—	—	—	—	—	(7,278)	(7,278)
Reclassification of noncredit portion included in net income	—	—	—	—	—	44,681	44,681
Net noncredit portion of OTTI losses on HTM securities:
Net noncredit portion	—	—	—	—	—	(2,697)	(2,697)
Reclassification of noncredit portion from HTM to AFS securities	—	—	—	—	—	2,697	2,697
Reclassification adjustment for losses included in net income relating to hedging activities	—	—	—	—	—	16	16
Pension and post-retirement benefits	—	—	—	—	—	(312)	(312)
Total comprehensive income	—	—	33,483	4,566	38,049	60,976	99,025
December 31, 2011	33,899	$3,389,863	$430,774	$4,566	$435,340	$(162,365)	$3,662,838

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements

Background Information

The Bank, a federally chartered corporation, is one of 12 district FHLBanks. The FHLBanks serve the public by increasing the availability of credit for residential mortgages and community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. CDFIs which meet certain standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required to hold capital stock.

All members must purchase stock in the Bank. The amount of capital stock members own was previously based on outstanding loans, unused borrowing capacity and principal balance of residential mortgage loans previously sold to the Bank. The Bank’s Capital Plan was amended effective July 1, 2010 and all members fully transitioned to the amended Capital Plan effective April 8, 2011. The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 19 for additional information.

The Finance Agency is the independent regulator of the FHLBanks. The mission of the Finance Agency is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. Each FHLBank operates as a separate entity with its own management, employees and board of directors. The Bank does not consolidate any off-balance sheet special-purpose entities or other conduits.

As provided by the Housing Act, as amended, or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the MPF Program and purchase certain investments. See Note 14 for additional information. The OF is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

Notes to Financial Statements (continued)

Note 1 – Summary of Significant Accounting Policies

Basis of Presentation

Cash Flows. In the Statement of Cash Flows, the Bank considers noninterest-bearing cash and due from banks as cash and cash equivalents.

Reclassifications. The Bank reclassified $35.3 million of expenses related to the Lehman bankruptcy from "Other noninterest income, contingency reserve" to "Other Expense, provision (benefit) for derivative counterparty credit loss" to conform to the financial statement presentation for the year ended December 31, 2011.

Significant Accounting Policies

Use of Estimates. The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that may affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expense. The most significant of these estimates include the determination of other-than-temporary impairments of securities and fair value of derivatives and certain investment securities that are reported at fair value in the Statement of Condition. Actual results could differ from these estimates significantly.

Fair Value. Fair values have been determined by the Bank using available market information and the Bank's best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2011 and 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 20 for more information.

Interest-Bearing Deposits and Federal Funds Sold. These investments provide short-term liquidity and are carried at cost. Interest-bearing deposits include certificates of deposit and bank notes not meeting the definition of a security. The Bank treats securities purchased under agreements to resell as collateralized financings.

Investment Securities. The Bank classifies investment securities as trading, AFS and HTM at the date of acquisition. Purchases and sales of securities are recorded on a trade date basis.

Trading. Securities classified as trading are held for liquidity purposes and carried at fair value. The Bank records changes in the fair value of these investments through other noninterest income as “Net gains (losses) on trading securities.” Finance Agency regulation and the Bank's risk management policy prohibit trading in or the speculative use of these instruments and limit credit risk arising from these instruments.

Available-for-Sale. Securities that are not classified as HTM or trading are classified as AFS and are carried at fair value. The Bank records changes in the fair value of these securities in AOCI as “Net unrealized gains (losses) on AFS securities.”

Held-to-Maturity. Securities that the Bank has both the ability and intent to hold to maturity are classified as HTM and are carried at amortized cost and are adjusted for periodic principal repayments and amortization of premiums and accretion of discounts.
Certain changes in circumstances may cause the Bank to change its intent to hold a security to maturity without calling into question its intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of an HTM security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for the Bank that could not have been reasonably anticipated may cause the Bank to sell or transfer an HTM security without necessarily calling into question its intent to hold other debt securities to maturity. In addition, sales of debt securities that meet either of the following two conditions may be considered maturities for purposes of the classification of securities: (1) the sale occurs near enough to its maturity date (or call date if exercise of the call is probable) that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security's fair value; or (2) the sale of a security occurs after the Bank has already collected a substantial portion (at least 85%) of the principal outstanding at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

Notes to Financial Statements (continued)

Premiums and Discounts. The Bank amortizes purchased premiums and accretes purchased discounts on investment securities using the contractual level-yield method (contractual method). The contractual method recognizes the income effects of premiums and discounts over the contractual life of the securities based on the actual behavior of the underlying assets, including adjustments for actual prepayment activities, and reflects the contractual terms of the securities without regard to changes in estimated prepayments based on assumptions about future borrower behavior.

Gains and Losses on Sales. The Bank computes gains and losses on sales of investment securities using the specific identification method and includes these gains and losses in other noninterest income.

Investment Securities - OTTI. The Bank evaluates its individual AFS and HTM securities in unrealized loss positions for OTTI on a quarterly basis. A security is considered impaired when its fair value is less than its amortized cost basis. In those cases, the Bank considers an OTTI to have occurred under any of the following conditions:

•	it has an intent to sell the impaired debt security;

•	if, based on available evidence, it believes it is more likely than not that it will be required to sell the impaired debt security before the recovery of its amortized cost basis; or

•	it does not expect to recover the entire amortized cost basis of the impaired debt security.

Recognition of OTTI. If either of the first two conditions above is met, the Bank recognizes an OTTI charge in earnings equal to the entire difference between the security's amortized cost basis and its fair value as of the Statement of Condition date. For securities in an unrealized loss position that do not meet either of these conditions, the entire loss position, or total OTTI, is evaluated to determine the extent and amount of credit loss.

To determine whether a credit loss exists, the Bank performs an analysis that includes a cash flow test for private-label MBS to determine if it will recover the entire amortized cost basis of each of these securities. The present value of the cash flows expected to be collected is compared to the amortized cost basis of the debt security. If there is a credit loss (the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security), the carrying value of the debt security is adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost basis and fair value in earnings, only the amount of the impairment representing the credit loss (i.e., the credit component) is recognized in earnings, while the amount related to all other factors (i.e., the non-credit component) is recognized in AOCI, which is a component of capital. The credit loss on a debt security is limited to the amount of that security's unrealized losses.

The total OTTI is presented in the Statement of Operations with an offset for the amount of the non-credit portion of OTTI that is recognized in AOCI. The remaining amount in the Statement of Operations represents the credit loss for the period.

Accounting for OTTI Recognized in AOCI. For subsequent accounting of an other-than-temporarily impaired security, the Bank records an additional OTTI if the present value of cash flows expected to be collected is less than the amortized cost of the security. The total amount of this additional OTTI (both the credit and non-credit component, if any) is determined as the difference between the security's amortized cost less the amount of OTTI recognized in AOCI prior to the determination of this additional OTTI and its fair value. Any additional credit loss is limited to that security's unrealized losses, or the difference between the security's amortized cost and its fair value as of the Statement of Condition date. This additional credit loss, up to the amount in AOCI related to the security, is reclassified out of AOCI and charged to earnings. Any credit loss in excess of the related AOCI is charged to earnings.

Subsequent related increases and decreases (if not OTTI) in the fair value of AFS securities will be netted against the non-credit component of OTTI recognized previously in AOCI. For HTM securities, if the current carrying value is less than its current fair value, the carrying value of the security is not increased. However, the OTTI recognized in AOCI for HTM securities is accreted to the carrying value of each security on a prospective basis, based on the amount and timing of future estimated cash flows (with no effect on earnings unless the security is subsequently sold or there are additional decreases in cash flows expected to be collected). For debt securities classified as AFS, the Bank does not accrete the OTTI recognized in AOCI to the carrying value because the subsequent measurement basis for these securities is fair value.

Interest Income Recognition. Upon subsequent evaluation of a debt security where there is no additional OTTI, the Bank adjusts the accretable yield on a prospective basis if there is a significant increase in the security's expected cash flows. The estimated cash flows and accretable yield are re-evaluated on a quarterly basis.

As of the impairment measurement date, a new accretable yield is calculated for the impaired investment security. This yield is then used to calculate the amount to be recognized into income over the remaining life of the security so as to match the amount and timing of future cash flows expected to be collected.

Notes to Financial Statements (continued)

Variable Interest Entities. The Bank has investments in variable interest entities (VIEs) that include, but are not limited to, senior interests in private-label MBS and ABS. The carrying amounts and classification of the assets that relate to the Bank's investments in VIEs are included in investment securities on the Statement of Condition. The Bank has no liabilities related to these VIEs. The maximum loss exposure for these VIEs is limited to the carrying value of the Bank's investments in the VIEs.

If the Bank determines it is the primary beneficiary of a VIE, it would be required to consolidate that VIE. On an ongoing basis, the Bank performs a quarterly evaluation to determine whether it is the primary beneficiary in any VIEs. To perform this evaluation, the Bank considers whether it possesses both of the following characteristics:

•	the power to direct the VIE's activities that most significantly affect the VIE's economic performance; and

•	the obligation to absorb the VIE's losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

Based on an evaluation of the above characteristics, the Bank has determined that consolidation is not required for its VIEs as of December 31, 2011. In addition, the Bank has not provided financial or other support (explicitly or implicitly) for the year ended December 31, 2011. Furthermore, the Bank was not previously contractually required to provide, nor does it intend to provide, such support in the future.

Advances. The Bank reports advances (loans to members, former members or housing associates) at amortized cost net of premiums and discounts (including discounts related to AHP and hedging adjustments). The Bank amortizes/accretes premiums and discounts and recognizes hedging adjustments to interest income using a level-yield methodology. The Bank records interest on advances to interest income as earned.

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

Advance Modifications. In cases in which the Bank funds a new advance concurrent with or within a short period of time before or after the prepayment of an existing advance, the Bank evaluates whether the new advance meets the accounting criteria to qualify as a modification of an existing advance or whether it constitutes a new advance. The Bank compares the present value of cash flows on the new advance to the present value of cash flows remaining on the existing advance. If there is at least a 10% difference in the cash flows or if the Bank concludes the difference between the advances is more than minor based on a qualitative assessment of the modifications made to the advance's original contractual terms, then the advance is accounted for as a new advance. In all other instances, the new advance is accounted for as a modification of an existing advance.

Prepayment Fees.  The Bank charges a borrower a prepayment fee when the borrower prepays certain advances before the original maturity. The Bank records prepayment fees net of basis adjustments related to hedging activities included in the book basis of the advance as "Prepayment fees on advances, net" in the interest income section of the Statement of Operations.

If a new advance does not qualify as a modification of an existing advance, it is treated as an advance termination and any prepayment fee, net of hedging adjustments, is recorded in “Prepayment fees on advances, net”.

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

Mortgage Loans Held for Portfolio. As described in Note 10, the Bank participates in MPF under which the Bank invests in government-guaranteed and insured residential mortgage loans, which are purchased from members considered PFIs. The Bank manages the liquidity, interest-rate risk (including prepayment risk) and optionality of the loans, while the PFI retains the marketing and servicing activities. The Bank and the PFI share in the credit risk of the conventional loans with the Bank assuming the first loss obligation limited by the FLA, while the PFI assumes credit losses in excess of the FLA, referred to as CE obligation, up to the amount of the CE obligation as specified in the master agreement. The Bank assumes losses in excess of the CE obligation.

The Bank classifies mortgage loans that it has the intent and ability to hold for the foreseeable future as held for portfolio.

Notes to Financial Statements (continued)

Accordingly, these mortgage loans are reported net of premiums, discounts, deferred loan fees or costs, hedging adjustments, and the allowance for credit losses.

Premiums and Discounts. The Bank defers and amortizes/accretes mortgage loan premiums and discounts paid to and received from the Bank's PFIs, deferred loan fees or costs, and hedging basis adjustments to interest income using the contractual method.

CE Fees. For conventional mortgage loans, PFIs retain a portion of the credit risk on the loans they sell to the Bank by providing CE either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide SMI. PFIs are paid a CE fee for assuming credit risk, and in some instances all or a portion of the CE Fee may be performance-based, whereby such fees are reduced by losses up to a certain amount arising under the master commitment. CE Fees are paid monthly based on the remaining unpaid principal balance of the loans in a master commitment. CE Fees are recorded as an offset to mortgage loan interest income. To the extent the Bank experiences losses in a master commitment, it may be able to recapture CE Fees paid to the PFIs to offset these losses.

Other Fees. The Bank may receive certain non-origination fees, such as delivery commitment extension fees, pair-off fees and price adjustment fees. Delivery commitment extension fees are received when a PFI requests to extend the period of the delivery commitment beyond the original stated maturity and are recorded as part of the mark-to-market of the delivery commitment derivatives, and as such, eventually become basis adjustments to the mortgage loans funded as part of the delivery commitment. Pair-off fees are received when the amount of mortgages purchased is less than or greater than the specified percentage of the delivery commitment. Pair-off fees attributable to mortgage loans delivered greater than the specified percentage of the delivery commitment amount represent purchase price adjustments and become part of the basis of the purchased mortgage loans. Pair-off fees attributable to mortgage loans not delivered are reported as other noninterest income when received.

BOB Loans. The Bank's BOB loan program to members is targeted to small businesses in the Bank's district of Delaware, Pennsylvania and West Virginia. The program's objective is to assist in the growth and development of small business, including both the start-up and expansion of these businesses. The Bank makes funds available to members to extend credit to an approved small business borrower, enabling small businesses to qualify for credit that would otherwise not be available. The intent of the BOB program is as a grant program to members to help facilitate community economic development; however, repayment provisions within the program require that the BOB program be accounted for as an unsecured loan program. Therefore, the accounting for the program follows the provisions of loan accounting whereby an asset (loan receivable) is recorded for disbursements to members and an allowance for credit losses is estimated and established through provision for credit losses. As the members collect directly from the borrowers, the members remit to the Bank repayment of the loans as stated in the agreements. If the business is unable to repay the loan, it may be forgiven at the member's request, subject to the Bank's approval, at which time the BOB loan is written off. The Bank places a BOB loan that is delinquent or deferred on non-accrual status and interest income is not accrued, and accrued but uncollected interest is reversed and charged against interest income. At times, the Bank permits a borrower to defer payment of principal and interest for up to one year. A BOB loan may be restored to accrual when none of its contractual principal and interest due are unpaid.

Allowance for Credit Losses. Establishing Allowance for Credit Loss. An allowance for credit losses is a valuation allowance separately established for each identified portfolio segment, if it is probable that impairment has occurred in the Bank's portfolio as of the Statement of Condition date and the amount of loss can be reasonably estimated. To the extent necessary, an allowance for credit losses for off-balance sheet credit exposures is recorded as a liability. In both fourth quarter 2009 and first quarter 2011, the Bank revised the estimates used to determine the allowance for credit losses on both BOB loans and mortgage loans purchased by the Bank. See Note 10 for further information.

Portfolio Segments. A portfolio segment is defined as the level at which an entity develops and documents a systematic method for determining its allowance for credit losses. The Bank has developed and documented a systematic methodology for determining an allowance for credit losses, where applicable, for: (1) advances, letters of credit and other extensions of credit to members, collectively referred to as credit products; (2) government-guaranteed or insured mortgage loans held for portfolio; (3) conventional MPF loans held for portfolio; and (4) BOB loans.

Classes of Financing Receivables. Classes of financing receivables generally are a disaggregation of a portfolio segment to the extent that it is needed to understand the exposure to credit risk arising from these financing receivables. The Bank determined that no further disaggregation of the portfolio segments is needed as the credit risk arising from these financing receivables is assessed and measured by the Bank at the portfolio segment level.

Non-accrual Loans. The Bank places a conventional mortgage loan on non-accrual status if either (1) the collection of interest or principal is doubtful or (2) interest or principal is past due for 90 days or more, except when the loan is well-secured and in the process of collection (e.g., through CE). For those mortgage loans placed on non-accrual status, accrued but uncollected interest

Notes to Financial Statements (continued)

is charged against interest income. The Bank records cash payments received as a reduction of principal because the collection of the remaining principal amount due is considered doubtful and cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on non-accrual status may be restored to accrual when (1) none of its contractual principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual interest and principal or (2) it otherwise becomes well secured and in the process of collection.

Impairment Methodology. A loan is considered impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

Loans that are on non-accrual status and that are considered collateral-dependent are measured for impairment based on the fair value of the underlying property less estimated selling costs. Loans are considered collateral-dependent if repayment is expected to be provided solely by the sale of the underlying property; that is, there is no other available and reliable source of repayment. Collateral-dependent loans are impaired if the fair value of the underlying collateral is insufficient to recover the unpaid principal balance on the loan. Interest income on impaired loans is recognized in the same manner as non-accrual loans noted above.

Charge-off Policy. The Bank evaluates whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the CE. A charge-off is made if the recorded investment in that loan will not be recovered.

BOB Loans. See “Banking on Business (BOB) Loans” in this Note 1 for a description of the allowance for credit losses policies relating to the BOB program.

REO. REO includes assets that have been received in satisfaction of debt through foreclosures. REO is initially recorded at fair value less estimated selling costs and is subsequently carried at the lower of that amount or current fair value less estimated selling costs. The Bank recognizes a charge-off to the allowance for credit losses if the fair value of the REO less estimated selling costs is less than the recorded investment in the loan at the date of transfer from loans to REO. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in other noninterest expense in the Statement of Operations. REO is recorded in other assets in the Statement of Condition.

Derivatives. All derivatives are recognized on the Statement of Condition at their fair values and are reported as either derivative assets or derivative liabilities, net of cash collateral and accrued interest from counterparties.

Derivative Designations. Each derivative is designated as one of the following:

•	a qualifying hedge of the change in fair value of a recognized asset or liability or an unrecognized firm commitment (a fair value hedge);

•	a qualifying hedge of a forecasted transaction or the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a cash flow hedge);

•	a non-qualifying hedge (an economic hedge) for asset and liability management purposes; or

•	a non-qualifying hedge of another derivative (an intermediation hedge) that is offered as a product to members or used to offset other derivatives with non-member counterparties.

Accounting for Fair Value and Cash Flow Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair value or cash flow hedge accounting and the offsetting changes in fair value of the hedged items may be recorded either in earnings (fair value hedges) or AOCI (cash flow hedges). Two approaches to hedge accounting include:

•
Long-haul hedge accounting. The application of long-haul hedge accounting generally requires the Bank to formally assess (both at the hedge's inception and at least quarterly) whether the derivatives that are used in hedging transactions have been effective in offsetting changes in the fair value or cash flows of hedged items or forecasted transactions and whether those derivatives may be expected to remain effective in future periods.

•
Short-cut hedge accounting. Transactions that meet certain criteria qualify for the short-cut method of hedge accounting in which an assumption can be made that the change in fair value of a hedged item, due to changes in the benchmark rate, exactly offsets the change in fair value of the related derivative. Under the short-cut method, the entire change in fair value of the interest rate swap is considered to be effective at achieving offsetting changes in fair values or cash flows of the hedged asset or liability.

Derivatives are typically executed at the same time as the associated hedged items, and the Bank designates the hedged item in a qualifying hedge relationship at the trade date. In many hedging relationships, the Bank may designate the hedging relationship upon its commitment to disburse an advance or trade a consolidated obligation in which settlement occurs within the shortest

Notes to Financial Statements (continued)

period of time possible for the type of instrument based on market settlement conventions. The Bank then records the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk are recorded in other noninterest income as “Net gains (losses) on derivatives and hedging activities.”

Changes in the fair value of a derivative that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in AOCI, a component of capital, until earnings are affected by the variability of the cash flows of the hedged transaction.

For both fair value and cash flow hedges, any hedge ineffectiveness (which represents the amount by which the change in the fair value of the derivative differs from the change in the fair value of the hedged item or the variability in the cash flows of the forecasted transaction) is recorded in other noninterest income as “Net gains (losses) on derivatives and hedging activities.”

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or non-specific underlying assets, liabilities or firm commitments that does not qualify or was not designated for fair value or cash flow hedge accounting, but is an acceptable hedging strategy under the Bank's risk management program. These economic hedging strategies also comply with Finance Agency regulatory requirements prohibiting speculative hedge transactions. An economic hedge by definition introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in the Bank's income but that are not offset by corresponding changes in the value of the economically hedged assets, liabilities or firm commitments. As a result, the Bank recognizes only the net interest and the change in fair value of these derivatives in other noninterest income as “Net gains (losses) on derivatives and hedging activities” with no offsetting fair value adjustments for the assets, liabilities, or firm commitments. Cash flows associated with such stand-alone derivatives (derivatives not qualifying as a hedge) are reflected as "cash flows from operating activities" in the Statement of Cash Flows unless the derivative meets the criteria to be a financing derivative.

Accrued Interest Receivables and Payables. The differentials between accruals of interest receivables and payables on derivatives designated as fair value or cash flow hedge relationships are recognized as adjustments to the income or expense of the designated hedged item.

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

When hedge accounting is discontinued, the Bank either terminates the derivative contract or continues to carry the derivative on the Statement of Condition at its fair value, ceases to adjust the hedged asset or liability for changes in fair value, and amortizes the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using a level-yield methodology.

When hedge accounting is discontinued because the Bank determines that the derivative no longer qualifies as an effective cash flow hedge of an existing hedged item, the Bank continues to carry the derivative on the Statement of Condition at its fair value and reclassifies the cumulative other comprehensive income adjustment into earnings when earnings are affected by the existing hedged item (i.e., the original forecasted transaction).

Under limited circumstances, when the Bank discontinues cash flow hedge accounting because it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period, or within the following two months, but it is probable the transaction will still occur in the future, the gain or loss on the derivative remains in AOCI and is recognized as earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within the following two months, the gains and losses that were in AOCI are recognized immediately in earnings.

When hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, the Bank continues to carry the derivative on the Statement of Condition at its fair value, removing from the Statement of Condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period

Notes to Financial Statements (continued)

earnings.

Embedded Derivatives. The Bank may issue debt, make advances, or purchase financial instruments in which a derivative instrument is “embedded.” Upon execution of these transactions, the Bank assesses whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the advance, debt or purchased financial instrument (the host contract) and whether a separate, non-embedded instrument with the same terms as the embedded instrument would meet the definition of a derivative instrument. The embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument (economic hedge) when the Bank determines that: (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument. However, if the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current period earnings (such as an investment security classified as “trading” as well as hybrid financial instruments that are eligible for the fair value option), or if the Bank cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried at fair value and no portion of the contract is designated as a hedging instrument. The Bank currently does not have any instruments containing embedded derivatives that are not clearly and closely related to the economic characteristics of the host contract.

Premises, Software and Equipment. The Bank records premises, software and equipment at cost less accumulated depreciation and computes depreciation using the straight-line method over the estimated useful lives of assets, which range from one to ten years. The Bank amortizes leasehold improvements using the straight-line method over the shorter of the estimated useful life of the improvement or the remaining term of the lease. The Bank capitalizes improvements and major renewals but expenses ordinary maintenance and repairs when incurred. The Bank includes gains and losses on the disposal of premises, software and equipment in "other noninterest income (loss)".

The cost of computer software developed or obtained for internal use is capitalized and amortized over its useful life.

Consolidated Obligations. Consolidated obligations are recorded at amortized cost.

Discounts and Premiums. The Bank accretes/amortizes the discounts and premiums as well as hedging basis adjustments on consolidated obligation discount notes and bonds using a level-yield methodology over the contractual term of the consolidated obligation.

Concessions. The Bank pays concessions to dealers in connection with the issuance of certain consolidated obligations. The Office of Finance prorates the amount of the concession to the Bank based upon the percentage of the debt issued that is assumed by the Bank. Concessions paid on consolidated obligations are deferred and amortized using a level-yield methodology, over the contractual term of the consolidated obligations. Unamortized concessions are included in other assets, and the amortization of such concessions is included in consolidated obligation interest expense.

Mandatorily Redeemable Capital Stock. The Bank reclassifies stock subject to redemption from capital stock to a liability after a member provides written notice of redemption, gives notice of intention to withdraw from membership, or attains non-member status by merger or acquisition, charter termination or other involuntary termination from membership, because the member's shares will then meet the definition of a mandatorily redeemable financial instrument. Shares meeting this definition are reclassified to a liability at fair value (par value for the Bank stock). Dividends declared on shares classified as a liability are accrued at the expected dividend rate and reflected as interest expense in the Statement of Operations. The repurchase or redemption of mandatorily redeemable capital stock is reflected as a financing cash outflow in the Statement of Cash Flows.

If a member cancels its written notice of redemption or notice of withdrawal, the Bank will reclassify mandatorily redeemable capital stock from liabilities to capital. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

RRE. In 2011, the Bank entered into a JCEA, as amended. Under the JCEA, beginning in the third quarter of 2011, the Bank contributes 20% of its net income to a separate restricted retained earnings account until the account balance equals at least one percent of the Bank's average balance of outstanding consolidated obligations for the previous quarter. These restricted retained earnings will not be available to pay dividends and will be presented separately on the Statement of Condition. See Note 17 for more information.

Finance Agency Expenses. The Bank, along with the other 11 FHLBanks, funds a portion of the costs of operating the Finance Agency. The portion of the Finance Agency's expenses and working capital fund paid by the FHLBanks are allocated among the FHLBanks based on the pro rata share of the annual assessments (which are based on the ratio between each FHLBank's minimum

Notes to Financial Statements (continued)

required regulatory capital and the aggregate minimum required regulatory capital of every FHLBank).

Office of Finance Expenses. As approved by the OF Board of Directors, effective January 1, 2011, the Bank's proportionate share of the OF operating and capital expenditures is calculated using a formula based upon the following components: (1) two-thirds based upon its share of total consolidated obligations outstanding and (2) one-third based upon an equal pro-rata allocation.

Prior to January 1, 2011, the Bank was assessed for OF operating and capital expenditures based on the following components: (1) percentage of capital stock; (2) percentage of consolidated obligations issued; and (3) percentage of consolidated obligations outstanding.

Assessments. AHP. The Act requires each FHLBank to establish and fund an AHP, providing subsidies to members to assist in the purchase, construction, or rehabilitation of housing for very low-to-moderate-income households. The Bank charges the required funding for AHP to earnings and establishes a liability. As allowed per AHP regulations, the Bank can elect to allot fundings based on future periods' required AHP contributions (referred to as Accelerated AHP). The Accelerated AHP allows the Bank to commit and disburse AHP funds to meet the Bank's mission when it would otherwise be unable to do so based on its normal funding mechanism.

The Bank issues AHP advances at interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and charge against AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and the Bank's related cost of funds for comparable maturity funding. As an alternative, the Bank has the authority to make the AHP subsidy available to members as a grant. The discount on AHP advances is accreted to interest income on advances using a level-yield methodology over the life of the advance. See Note 15 for more information.

REFCORP. Although the FHLBanks are exempt from ordinary federal, state, and local taxation, except for local real estate tax, they were required to make quarterly payments to REFCORP through the second quarter of 2011, after which the obligation expired. These payments represented a portion of the interest on bonds that were issued by REFCORP. REFCORP was a corporation established by Congress in 1989 to provide funding for the resolution and disposition of insolvent savings institutions. Officers, employees, and agents of the OF are authorized to act for and on behalf of REFCORP to carry out the functions of REFCORP. See Note 16 - Resolution Funding Corporation (REFCORP) for more information.

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

Notes to Financial Statements (continued)

Note 2 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Recognition and Presentation of OTTI. During April 2009, the FASB issued guidance amending previous OTTI guidance for debt securities (amended OTTI guidance). The Bank adopted the amended OTTI guidance as of January 1, 2009, and recognized the effects of applying this guidance as a change in accounting principle. The Bank recognized a $255.9 million cumulative effect adjustment to retained earnings at January 1, 2009, with a corresponding offset to AOCI as a result of adopting the amended OTTI guidance.

A Creditor's Determination of Whether a Restructuring is a TDR. During April 2011, the FASB issued guidance requiring the evaluation of modifications and restructurings as TDRs based on a more principles-based approach. In addition, the new literature provides additional guidance to identify concessions, debtors experiencing financial difficulty, and insignificant delays in cash flows. The guidance also eliminates the evaluation of effective rates to identify TDRs. The guidance does not impact the accounting for TDRs. The Bank adopted the guidance effective July 1, 2011, which required the Bank to evaluate all modifications and restructurings entered into since January 1, 2011. The Bank's adoption of the guidance did not have a material impact on its Statement of Operations and Statement of Condition.

Reconsideration of Effective Control for Repurchase Agreements. During April 2011, the FASB issued guidance to improve the identification of repurchase transactions as sales or secured borrowings by modifying the requirements to assess effective control. The FASB removed the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the same terms and removed the requirement of the transferor to possess adequate collateral to fund the cost of purchasing replacement financial assets. The guidance will be effective for the Bank beginning January 1, 2012 and will be applied prospectively. The Bank's adoption of this guidance will have no material impact on its Statement of Operations and Statement of Condition.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). During May 2011, the FASB issued guidance to substantially converge the definition of fair value and related disclosure requirements, but not when fair value accounting is applied. The guidance includes additional disclosure requirements around Level 3 inputs and an increased requirement to report all instruments measured or disclosed at fair value within the fair value hierarchy. The guidance is effective for the Bank beginning January 1, 2012 and will be applied prospectively. The Bank's adoption of this guidance will have no material impact on the Bank's Statement of Operations and Statement of Condition, but will result in additional disclosure in the Notes to the financial statements.

The following pronouncements have impacted, or will impact, the Bank's financial disclosures but will have no impact on its Statement of Operations or Statement of Condition.

Improving Disclosures about Fair Value Measurements. During January 2010, the FASB issued amended guidance specific to fair value disclosures. The amended guidance included additional disclosure requirements with certain requirements having an implementation date in the first quarter of 2011. The additional fair value disclosures in the first quarter of 2011 required the Bank to separately report purchases, sales, issuance and settlement activity in the reconciliation of fair value measurements using significant unobservable inputs (Level 3). These additional disclosures are reflected in Note 20.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. During July 2010, the FASB issued new disclosure requirements to provide greater transparency about the allowance for credit losses and credit quality of financing receivables in response to the credit crisis. Beginning in the third quarter of 2011, the Bank disclosed additional information to better explain the nature and extent of troubled debt restructurings. See Note 10 for additional disclosure.

Presentation of Comprehensive Income. During June and December 2011, the FASB issued guidance to increase the prominence of items reported in comprehensive income as part of the convergence project. The guidance requires non-owner changes in equity to be reported in either a single continuous statement of comprehensive income, or in two consecutive statements that separately present total net income and total comprehensive income. It does not change the accounting for other comprehensive income or the calculation of earnings per share. The guidance will be effective for the Bank for first quarter 2012 and will be applied retrospectively.

Multi-employer Pension Plan Disclosures. During September 2011, the FASB issued new disclosure requirements for multi-employer pension plans. The guidance requires additional information about an entity's financial obligations to its multi-employer

Notes to Financial Statements (continued)

pension plan. This requires additional disclosures regarding pension commitments and the financial health of the plan. Specifically, the amended guidance requires the Bank to disclose its most recent certified funded status in the plan. The amended guidance does not change the accounting for multi-employer pension plans. These additional disclosures are reflected in Note 18.

Offsetting Assets and Liabilities. During December 2011, the FASB issued new disclosure requirements for assets and liabilities which are offset in the financial statements. The guidance requires presentation of both gross and net information about instruments which are offset. The guidance will be effective for the Bank for the first quarter 2013 and will be applied retrospectively.

Note 3 – Cash and Due from Banks

The Bank maintains compensating and collected cash balances with commercial banks in return for certain services. These agreements contain no legal restrictions about the withdrawal of funds. The average compensating and collected cash balances for the years ended December 31, 2011 and 2010, were approximately $62.5 million and $10.6 million, respectively.
Pass-through Deposit Reserves.  The Bank acts as a pass-through correspondent for member institutions required to deposit reserves with the FRBs. The amount shown as cash and due from banks includes pass-through reserves deposited with FRBs of approximately $18.3 million and $19.8 million as of December 31, 2011 and 2010, respectively. The Bank includes member reserve balances in noninterest-bearing deposits within liabilities on the Statement of Condition.

Notes to Financial Statements (continued)

Note 4 – Trading Securities

The following table presents trading securities as of December 31, 2011 and 2010.

	December 31,
(in thousands)	2011	2010
TLGP investments	$250,080	$250,094
U.S. Treasury bills	729,994	879,861
Mutual funds offsetting deferred compensation	4,211	6,026
Total	$984,285	$1,135,981

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $4.3 million and $6.1 million at December 31, 2011 and 2010, respectively.

The following table presents net gains (losses) on trading securities for the years ended December 31 2011, 2010 and 2009.

	Net Gains (Losses) on Trading Securities
	Year Ended December 31,
(in thousands)	2011	2010	2009
Net unrealized gains (losses) on trading securities held at year-end	$(21)	$158	$999
Net realized gains (losses) on securities sold/matured during the year	(64)	(449)	262
Net gains (losses) on trading securities	$(85)	$(291)	$1,261

Note 5 – Available-for-Sale (AFS) Securities

The following table presents AFS securities as of December 31, 2011 and 2010.

	December 31, 2011
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
GSE securities	900,000	—	574	—	900,574
Subtotal	901,993	—	579	—	902,572
MBS:
GSE residential MBS	1,801,193	—	6,849	(901)	1,807,141
Private label MBS:
Private label residential MBS	1,796,969	(165,029)	3,601	(4,180)	1,631,361
HELOCs	18,215	(3,142)	—	—	15,073
Total private label MBS	1,815,184	(168,171)	3,601	(4,180)	1,646,434
Total MBS	3,616,377	(168,171)	10,450	(5,081)	3,453,575
Total AFS securities	$4,518,370	$(168,171)	$11,029	$(5,081)	$4,356,147

Notes to Financial Statements (continued)

	December 31, 2010
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
Private label MBS:
Private label residential MBS	2,416,874	(217,396)	1,927	(967)	2,200,438
HELOCs	22,421	(7,064)	—	—	15,357
Total private label MBS	2,439,295	(224,460)	1,927	(967)	2,215,795
Total AFS securities	$2,441,288	$(224,460)	$1,932	$(967)	$2,217,793
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection  of cash, and/or previous OTTI recognized in earnings.
(2)Represents the noncredit portion of an OTTI recognized during the life of the security.

The mutual funds are held in a Rabbi trust to secure a portion of the Bank’s supplemental retirement obligation. This obligation was $3.8 million and $3.0 million at December 31, 2011 and 2010, respectively.

As of December 31, 2011, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $11.1 million and credit losses of $316.5 million, partially offset by OTTI-related accretion adjustments of $9.1 million. As of December 31, 2010, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $20.1 million and credit losses of $317.6 million, partially offset by OTTI-related accretion adjustments of $13.6 million.

The following table presents a reconciliation of the AFS OTTI loss recognized through AOCI to the total net noncredit portion of OTTI losses on AFS securities in AOCI as of December 31, 2011 and 2010.

(in thousands)	December 31, 2011	December 31, 2010
Non-credit portion of OTTI losses	$(168,171)	$(224,460)
OTTI securities in an unrealized gain/loss position	57	1,927
Net noncredit portion of OTTI losses on AFS securities in AOCI	$(168,114)	$(222,533)

Notes to Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of December 31, 2011 and 2010. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
MBS:
GSE residential MBS	$844,628	$(901)	$—	$—	$844,628	$(901)
Private label:
Private label residential MBS	232,848	(11,150)	1,290,706	(158,059)	1,523,554	(169,209)
HELOCs	2,118	(45)	12,955	(3,097)	15,073	(3,142)
Total private label MBS	234,966	(11,195)	1,303,661	(161,156)	1,538,627	(172,351)
Total MBS	1,079,594	(12,096)	1,303,661	(161,156)	2,383,255	(173,252)
Total AFS securities	$1,079,594	$(12,096)	$1,303,661	$(161,156)	$2,383,255	$(173,252)

	December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Private label:
Private label residential MBS	$—	$—	$2,022,863	$(218,363)	$2,022,863	$(218,363)
HELOCs	—	—	15,357	(7,064)	15,357	(7,064)
Total private label MBS	—	—	2,038,220	(225,427)	2,038,220	(225,427)
Total AFS securities	$—	$—	$2,038,220	$(225,427)	$2,038,220	$(225,427)
Note:
(1)Total unrealized losses equal the sum of "OTTI Recognized in AOCI" and "Gross Unrealized Losses" in the first two tables of this Note 5.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. The Bank transferred four private label MBS from HTM to AFS in 2011 and seven during 2010. These securities had an OTTI credit loss recorded on them during the period in which they were transferred.

Notes to Financial Statements (continued)

The following table presents the information on the private label MBS transferred during 2011 and 2010.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
March 31, 2011 transfers	$93,622	$(2,697)	$—	$—	$90,925
Total 2011 Transfers	$93,622	$(2,697)	$—	$—	$90,925

June 30, 2010 transfers	$315,540	$(17,470)	$—	$—	$298,070
March 31, 2010 transfers	23,268	(2,144)	—	—	21,124
Total 2010 Transfers	$338,808	$(19,614)	$—	$—	$319,194

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of December 31, 2011 and 2010 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,993	$1,998	$1,993	$1,998
Due after one year through five years	900,000	900,574	—	—
AFS securities excluding MBS	901,993	902,572	1,993	1,998
MBS	3,616,377	3,453,575	2,439,295	2,215,795
Total AFS securities	$4,518,370	$4,356,147	$2,441,288	$2,217,793

Notes to Financial Statements (continued)

Interest Rate Payment Terms.  The following table details interest payment terms for AFS non-MBS and MBS at December 31, 2011 and 2010.

(in thousands)	December 31, 2011	December 31, 2010
Amortized cost of AFS securities other than MBS:
Fixed-rate	$751,993	$1,993
Variable-rate	$150,000	$—
Total non-MBS	$901,993	$1,993
Amortized cost of AFS MBS:
Fixed-rate	$2,145,595	$2,329,890
Variable-rate	1,470,782	109,405
Total MBS	$3,616,377	$2,439,295
Total AFS securities	$4,518,370	$2,441,288
Note: Certain MBS have a fixed-rate component for a specified period of time, then have a rate reset on a given date. Examples of this type of instrument would include securities supported by underlying 3/1, 5/1, 7/1 and 10/1 hybrid ARMs. In addition, certain of these securities may have a provision within the structure that permits the fixed rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is then considered to be variable-rate.

Realized Gains and Losses on AFS Securities.  The following table provides a summary of proceeds, gross gains and gross losses on sales of AFS securities at December 31, 2011, 2010 and 2009.

	Year Ended December 31,
(in thousands)	2011	2010	2009
Proceeds from sale of AFS securities	$138,461	$234,586	$5,616
Gross gains on AFS securities	7,278	8,449	—
Gross losses on AFS securities	—	(118)	(2,178)

Notes to Financial Statements (continued)

Note 6– Held-to-Maturity (HTM) Securities

The following table presents HTM securities as of December 31, 2011 and 2010.

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non MBS:
Certificates of deposit	$2,000,000	$180	$—	$2,000,180
GSE securities	38,589	1,860	—	40,449
State or local agency obligations	278,704	2,668	(34,291)	247,081
Subtotal	2,317,293	4,708	(34,291)	2,287,710
MBS:
U.S. agency	2,411,090	11,273	(91)	2,422,272
GSE residential MBS	2,462,698	83,222	(1,939)	2,543,981
Private label MBS:
Private label residential MBS	1,624,190	4,173	(113,072)	1,515,291
HELOCs	17,574	—	(4,480)	13,094
Total private label MBS	1,641,764	4,173	(117,552)	1,528,385
Total MBS	6,515,552	98,668	(119,582)	6,494,638
Total HTM securities	$8,832,845	$103,376	$(153,873)	$8,782,348

	December 31, 2010
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non MBS:
Certificates of deposit	$3,550,000	$149	$—	$3,550,149
GSE securities	803,661	2,216	(2,346)	803,531
State or local agency obligations	369,682	1,468	(37,215)	333,935
Subtotal	4,723,343	3,833	(39,561)	4,687,615
MBS:
U.S. agency	2,396,004	12,978	(1,135)	2,407,847
GSE residential MBS	2,646,546	35,937	(21,996)	2,660,487
Private label MBS:
Private label residential MBS	2,268,411	8,678	(114,333)	2,162,756
HELOCs	23,457	—	(6,413)	17,044
Total private label MBS	2,291,868	8,678	(120,746)	2,179,800
Total MBS	7,334,418	57,593	(143,877)	7,248,134
Total HTM securities	$12,057,761	$61,426	$(183,438)	$11,935,749

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of December 31, 2011 and 2010. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non MBS:
State or local agency obligations	$—	$—	$195,899	$(34,291)	$195,899	$(34,291)
MBS:
U.S. agency	90,308	(16)	154,860	(75)	245,168	(91)
GSE residential MBS	194,118	(208)	358,160	(1,731)	552,278	(1,939)
Private label:
Private label residential MBS	303,899	(3,718)	861,942	(109,354)	1,165,841	(113,072)
HELOCs	—	—	13,094	(4,480)	13,094	(4,480)
Total private label MBS	303,899	(3,718)	875,036	(113,834)	1,178,935	(117,552)
Total MBS	588,325	(3,942)	1,388,056	(115,640)	1,976,381	(119,582)
Total	$588,325	$(3,942)	$1,583,955	$(149,931)	$2,172,280	$(153,873)

	December 31, 2010
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non MBS:
GSE securities	$747,654	$(2,346)	$—	$—	$747,654	$(2,346)
State or local agency obligations	17,473	(705)	207,980	(36,510)	225,453	(37,215)
MBS:
U.S. agency	778,624	(1,135)	—	—	778,624	(1,135)
GSE residential MBS	1,411,340	(21,900)	24,776	(96)	1,436,116	(21,996)
Private label:
Private label residential MBS	135,401	(2,020)	1,385,557	(112,313)	1,520,958	(114,333)
HELOCs	—	—	17,044	(6,413)	17,044	(6,413)
Total private label MBS	135,401	(2,020)	1,402,601	(118,726)	1,538,002	(120,746)
Total MBS	2,325,365	(25,055)	1,427,377	(118,822)	3,752,742	(143,877)
Total	$3,090,492	$(28,106)	$1,635,357	$(155,332)	$4,725,849	$(183,438)

Securities Transferred. During 2011 and 2010, the Bank transferred certain private label MBS from HTM to AFS. See Note 5 for additional information.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of December 31, 2011 and 2010 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	December 31, 2011		December 31, 2010
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,000,000	$2,000,180	$3,621,973	$3,623,113
Due after one year through five years	41,594	43,528	808,491	808,491
Due after five years through ten years	7,420	7,159	9,415	8,998
Due after ten years	268,279	236,843	283,464	247,013
HTM securities excluding MBS	2,317,293	2,287,710	4,723,343	4,687,615
MBS	6,515,552	6,494,638	7,334,418	7,248,134

Total HTM securities	$8,832,845	$8,782,348	$12,057,761	$11,935,749

At December 31, 2011 and 2010, the amortized cost of the Bank’s MBS classified as HTM included net purchased discounts of $2.3 million and $10.6 million, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms for HTM securities at December 31, 2011 and 2010.

	December 31,	December 31,
(in thousands)	2011	2010
Amortized cost of HTM securities other than MBS:
Fixed-rate	$2,136,243	$4,532,868
Variable-rate	181,050	190,475
Total non-MBS	$2,317,293	$4,723,343
Amortized cost of HTM MBS:
Fixed-rate	$2,437,697	$2,866,692
Variable-rate	4,077,855	4,467,726
Total HTM MBS	$6,515,552	$7,334,418
Total HTM securities	$8,832,845	$12,057,761
Note: Certain MBS have a fixed-rate component for a specified period of time, then have a rate reset on a given date. Examples of this type of instrument would include securities supported by underlying 3/1, 5/1, 7/1 and 10/1 hybrid ARMs. In addition, certain of these securities may have a provision within the structure that permits the fixed rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is then considered to be variable-rate.

Realized Gains and Losses on HTM Securities. There were no sales of HTM securities and, therefore, no realized gains or losses on sales for 2011 or 2010. In 2009, the Bank sold certain HTM securities which had less than 15% of the acquired principal outstanding remaining at the time of sale. Such sales are considered maturities for the purposes of security classification as discussed in Note 1. The Bank received $144.4 million as proceeds from the sales and realized $4.4 million in gains and $2.6 million in losses.

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

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. These alternative procedures include using a proxy bond’s loan level results to allocate loan level cash flows, a qualitative analysis of government agency loan-level guarantee, or different models for HELOCs. Securities evaluated using alternative procedures during the fourth quarter were not significant to the Bank, as they represented approximately 5% of the par balance of private label MBS at December 31, 2011.

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and CBSAs, which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. OMB; as currently defined, a CBSA must contain at least one urban area with a population of 10 thousand or more people. The OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8% over the 9-month period beginning October 1, 2011. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market.

Notes to Financial Statements (continued)

Recovery Ranges of Housing Price Change
Year	Range
Year 1	0 - 2.8
Year 2	0 - 3.0
Year 3	1.5 - 4.0
Year 4	2.0 - 5.0
Years 5 and 6	2.0 - 6.0
Thereafter	2.3 - 5.6

The month-by-month projections of future loan performance derived from the first model, which reflect projected prepayments, defaults and loss severities, are then input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the CE for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described above.

For HELOCs, the Bank performs a security-level cash flow test on different third-party models because loan-level data is not available. The security-level cash flow test is based on prepayment assumptions, actual six-month average constant default rate, and loss severities of 100%. HELOCs owned by the Bank are insured by third-party bond insurers (monoline insurers), which guarantee the timely payments of principal and interest. The cash flow analysis of the HELOCs looks first to the performance of the underlying security. If these cash flows are insufficient, the Bank considers the capacity of the third-party bond insurer to cover shortfalls. Certain of the monoline insurers have been subject to adverse ratings, rating downgrades, and weakening financial performance measures. Accordingly, the OTTI Governance Committee has performed analyses to assess the financial strength of these monoline insurers to establish the time horizon (burnout period) of their ability to fulfill their financial obligations. Any cash flow shortfalls that occurred beyond this burnout period are considered not recoverable.

There are four insurers wrapping the Bank’s HELOC investments. The financial guarantee from AGMC (formerly Financial Services Assurance Corp. (FSA)) is considered sufficient to cover all future claims. The Bank has placed no reliance on the financial guarantee from FGIC and AMBAC . The Bank established a burnout period ending March 31, 2012 for MBIA . The Bank monitors this insurer and as facts and circumstances change, the burnout period could significantly change.

Notes to Financial Statements (continued)

For those securities for which an OTTI credit loss was determined to have occurred during the year ended December 31, 2011 (that is, a determination was made that the entire amortized cost basis will not likely be recovered), the following tables present a summary of the significant inputs used to measure the amount of the last credit loss recognized in earnings during this period as well as the related CE. CE is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss. The CUSIP classification (Prime, Alt-A and subprime) is based on the classification as determined by the first model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance.

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates				Default Rates				Loss Severities				Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %
Prime:
2007	8.3	6.3	-	9.8	38.5	14.1	-	50.1	46.0	39.1	-	53.2	3.9	3.0	-	5.2
2006	7.2	5.5	-	10.1	24.7	16.2	-	38.2	47.3	33.0	-	52.2	6.2	1.9	-	12.3
2005	6.0	4.9	-	7.8	24.2	15.9	-	47.0	36.4	32.5	-	46.9	3.7	0.9	-	7.1
2004 and prior	9.0	9.0	-	10.7	4.3	4.3	-	10.1	21.9	21.9	-	31.1	5.2	5.2	-	5.7
Total Prime	7.5	4.9	-	10.7	30.9	4.3	-	50.1	45.1	21.9	-	53.2	4.8	0.9	-	12.3
Alt-A:
2007	10.2	8.3	-	11.8	54.1	43.5	-	61.4	51.3	48.7	-	52.6	4.1	0.0	-	10.6
2006	8.3	5.7	-	14.4	45.1	18.9	-	72.0	49.2	34.9	-	57.6	2.6	0.0	-	8.9
2005	9.2	7.1	-	12.2	28.3	21.7	-	41.3	43.1	38.8	-	50.3	3.7	0.9	-	5.2
2004 and prior	13.3	13.3	-	14.2	32.0	30.7	-	32.0	35.4	35.4	-	35.6	10.3	10.2	-	10.3
Total Alt-A	9.1	5.7	-	14.4	45.8	18.9	-	72.0	48.8	34.9	-	57.6	3.4	0.0	-	10.6
Subprime
2004 and prior	9.1	9.1	-	10.5	36.1	36.1	-	42.6	63.2	63.2	-	95.0	11.9	11.9	-	15.0
Total Residential MBS - OTTI	8.4	4.9	-	14.4	39.2	4.3	-	72.0	47.2	21.9	-	95.0	4.0	0.0	-	15.0

	Significant Inputs for OTTI HELOCs
	Prepayment Rates				Default Rates				Loss Severities				Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %
HELOCs (Alt-A):
2004 and prior	9.4	5.7	-	15.4	3.9	0.9	-	8.2	100.0	100.0	-	100.0	2.9	0.0	-	7.4

Notes to Financial Statements (continued)

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of December 31, 2011. The table below summarizes the Bank’s securities as of December 31, 2011 for which an OTTI has been recognized during 2011 and during the life of the security, as well as those AFS securities on which an OTTI has not been taken to reflect the entire AFS private label MBS portfolio balance.

	OTTI Recognized During the Year Ended December 31, 2011			OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$809,080	$716,562	$663,696	$1,092,332	$975,219	$914,541
Alt-A	989,642	791,970	687,853	1,018,868	815,299	711,414
Subprime	2,564	1,738	1,330	2,564	1,738	1,330
HELOCs	24,070	18,215	15,073	24,070	18,215	15,073
Total OTTI securities	1,825,356	1,528,485	1,367,952	2,137,834	1,810,471	1,642,358

Private label MBS with no OTTI	317,191	286,699	278,482	4,713	4,713	4,076
Total AFS private label MBS	$2,142,547	$1,815,184	$1,646,434	$2,142,547	$1,815,184	$1,646,434
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.

Notes to Financial Statements (continued)

The tables below summarize the impact of OTTI credit and noncredit losses recorded on AFS investment securities for the years ended 2011, 2010 and 2009.

	December 31, 2011
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(16,395)	$13,172	$(3,223)
Alt-A	(27,579)	27,579	—
Subprime	(170)	170	—
HELOCs	(977)	977	—
Total OTTI on private label MBS	$(45,121)	$41,898	$(3,223)

	December 31, 2010
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(108,585)	$86,272	$(22,313)
Alt-A	(48,427)	48,142	(285)
Subprime	(324)	324	—
HELOCs	(1,108)	1,108	—
Total OTTI on private label MBS	$(158,444)	$135,846	$(22,598)

	December 31, 2009
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(95,191)	$(510,953)	$(606,144)
Alt-A	(126,295)	(292,453)	(418,748)
Subprime	(511)	(1,385)	(1,896)
HELOCs	(6,523)	(10,383)	(16,906)
Total OTTI on private label MBS	$(228,520)	$(815,174)	$(1,043,694)

Notes to Financial Statements (continued)

The following tables present the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the years ended December 31, 2011, 2010 and 2009.

(in thousands)	2011	2010	2009
Beginning balance, January 1	$317,344	$238,130	$10,039	(1)
Additions:
Credit losses for which OTTI was not previously recognized	659	2,962	156,365
Additional OTTI credit losses for which an OTTI charge was previously recognized (2)	44,462	155,482	72,155
Reductions:
Securities sold and matured during the period	(30,687)	(73,857)	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities (3)	(9,189)	(5,373)	(429)
Ending balance, December 31	$322,589	$317,344	$238,130
Notes:
(1) The Bank adopted the amended OTTI guidance as of January 1, 2009 and recognized the cumulative effect of initially applying this guidance, totaling $255.9 million, as an adjustment to retained earnings at January 1, 2009, with a corresponding offsetting adjustment to AOCI.
(2) For 2011, 2010 and 2009, "Additional OTTI credit losses for which an OTTI charge was previously recognized" represents securities that were impaired prior to January 1, 2011, 2010 and 2009, respectively.
(3) This activity represents the increase in cash flows recognized in interest income during the period.

All Other AFS and HTM Investments. At December 31, 2011 and 2010, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery. As a result, the Bank did not consider any of the following investments to be other-than-temporarily impaired at December 31, 2011 and 2010.

State and Local Housing Finance Agency Obligations. The Bank has determined that all unrealized losses on these investments were temporary given the creditworthiness of the issuers and the underlying collateral.

Certificates of Deposit. The Bank evaluates the creditworthiness of the issuer to determine if an unrealized loss is temporary on certificates of deposit. At December 31, 2011 there were no unrealized losses on certificates of deposit.

Other U.S. Obligations and GSE Investments. For other U.S. obligations, GSE non-MBS investments and GSE MBS investments, the Bank has determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government was sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that as of December 31, 2011, all of these gross unrealized losses were temporary. This determination included an evaluation of rating actions that occurred with respect to the U.S. government during 2011.

Notes to Financial Statements (continued)

Note 8 – Advances

General Terms. The Bank offers a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to LIBOR or other specified index.

At December 31, 2011 and 2010, the Bank had advances outstanding, including AHP advances (see Note 15), with interest rates ranging from zero to 7.84%. AHP subsidized loans have interest rates ranging between zero and 6.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of December 31, 2011 and 2010.

(dollars in thousands)	December 31, 2011		December 31, 2010
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$14,129,734	1.12%	$10,936,796	1.26%
Due after 1 year through 2 years	2,614,149	2.89	3,885,825	3.83
Due after 2 years through 3 years	3,071,155	2.63	2,882,526	3.28
Due after 3 years through 4 years	3,560,115	4.05	2,192,717	3.55
Due after 4 years through 5 years	2,193,086	4.51	3,183,627	4.58
Thereafter	3,744,103	4.20	5,315,544	4.49
Total par value	29,312,342	2.44%	28,397,035	2.97%
Discount on AHP advances	(377)		(537)
Deferred prepayment fees	(16,653)		(19,502)
Hedging adjustments	1,309,489		1,331,443
Total book value	$30,604,801		$29,708,439

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow that Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable- to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At December 31, 2011 and 2010, the Bank had convertible advances outstanding of $4.0 billion and $5.2 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At December 31, 2011 and 2010, the Bank had returnable advances of $1.0 billion and $22.0 million, respectively.

Notes to Financial Statements (continued)

The following table summarizes advances by year of contractual maturity or next call date or next convertible date as of December 31, 2011 and 2010.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
	December 31,		December 31,
(in thousands)	2011	2010	2011	2010
Due in 1 year or less	$14,129,734	$10,958,796	$17,478,985	$15,419,546
Due after 1 year through 2 years	2,614,149	3,883,825	2,283,148	3,374,325
Due after 2 years through 3 years	3,071,155	2,882,526	2,922,405	2,219,526
Due after 3 years through 4 years	3,560,115	2,172,717	3,287,615	1,946,967
Due after 4 years through 5 years	2,193,086	3,183,627	1,044,586	2,803,127
Thereafter	3,744,103	5,315,544	2,295,603	2,633,544
Total par value	$29,312,342	$28,397,035	$29,312,342	$28,397,035

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of December 31, 2011 and 2010.

	December 31,
(in thousands)	2011	2010
Fixed rate – overnight	$588,583	$287,515
Fixed rate – term:
Due in 1 year or less	13,487,574	9,602,922
Thereafter	12,483,536	15,377,974
Total fixed rate	26,559,693	25,268,411
Variable rate:
Due in 1 year or less	53,577	1,046,359
Thereafter	2,699,072	2,082,265
Total variable rate	2,752,649	3,128,624
Total par value	$29,312,342	$28,397,035

At December 31, 2011 and 2010, 39.1% and 46.6%, respectively, of the Bank's fixed-rate advances were swapped to a floating rate. At December 31, 2011 and 2010, 32.7% and 28.8%, respectively, of the Bank's variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of December 31, 2011, the Bank had advances of $20.6 billion outstanding to its five largest borrowers, which represented 70.4% of total advances outstanding. Of these five, two each had outstanding loan balances in excess of 10% of the total portfolio at December 31, 2011. As of December 31, 2010, the Bank had advances of $18.5 billion outstanding to the five largest borrowers, which represented 65.0% of total advances outstanding. Of these five, two each had outstanding loan balances in excess of 10% of the total portfolio at December 31, 2010.

The Bank lends to financial institutions involved in housing finance within Delaware, Pennsylvania and West Virginia according to Federal statutes, including the Act. The Act requires each Bank to hold, or have access to, collateral to secure their advances. The Bank does not expect to incur any credit losses on advances. The Bank has policies and procedures in place to manage credit risk appropriately, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral and continuous monitoring of borrowings and the member's financial condition. Based on the collateral pledged as security for advances and management's credit analyses of members' financial condition, and credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. See Note 10 for information related to the Bank's credit risk on advances and allowance for credit losses.

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

The following table presents information as of December 31, 2011 and 2010 on mortgage loans held for portfolio.

	December 31,
(in thousands)	2011	2010
Fixed medium-term single-family mortgages(1)	$601,104	$749,280
Fixed long-term single-family mortgages(1)	3,252,150	3,692,430
Total par value	3,853,254	4,441,710
Premiums	41,904	44,891
Discounts	(11,555)	(14,794)
Hedging adjustments	13,868	14,402
Total mortgage loans held for portfolio	$3,897,471	$4,486,209
Note:
(1)Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity as of December 31, 2011 and 2010.

	December 31,
(in thousands)	2011	2010
Government-guaranteed/insured loans	$345,346	$366,443
Conventional loans	3,507,908	4,075,267
Total par value	$3,853,254	$4,441,710
Year of maturity
Due within one year	$99	$26
Due after one year through five years	5,006	4,053
Due after five years	3,848,149	4,437,631
Total par value	$3,853,254	$4,441,710

See Note 10 for information related to the Banks' credit risk on mortgage loans and allowance for credit losses.

Notes to Financial Statements (continued)

Note 10 – Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank's portfolio segments: credit products, government-guaranteed or insured mortgage loans held for portfolio, conventional MPF loans held for portfolio, and BOB loans.

Credit Products. The Bank manages its credit exposure to credit products (which includes advances, letters of credit, advance commitments, and other credit product exposure) through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends to its members in accordance with the Act and Finance Agency regulations. Specifically, the Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, CFIs are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank's capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. Management of the Bank believes that these policies effectively manage the Bank's respective credit risk from credit products.

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically place physical possession or control of the collateral with the Bank or its custodians. However, notwithstanding financial condition, the Bank always takes possession or control of securities collateral if it is used for MBC or to secure advances. The Bank perfects its security interest in all pledged collateral. The Act affords any security interest granted to the Bank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At December 31, 2011 and 2010, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At December 31, 2011 and 2010, the Bank did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings.

Based upon the collateral held as security, its credit extension, collateral policies, management's credit analysis and the repayment history on credit products, the Bank did not incur any credit losses on credit products during 2011, 2010, or since inception. Accordingly, the Bank has not recorded any allowance for credit losses. Additionally, at December 31, 2011 and 2010, no liability to reflect an allowance for credit losses for off-balance sheet credit products was required to be recorded.

Mortgage Loans - Government-Guaranteed or Insured. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are those insured or guaranteed by the FHA, the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture and/or by HUD. Any losses from such loans are expected to be recovered from those entities. If not, losses from such loans must be contractually absorbed by the servicers. Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

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

The Bank's allowance for credit losses takes into consideration the CE fees associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally considers PMI, SMI, and other CE amounts. Any incurred losses that are expected to be recovered from the CE fees reduce the Bank's allowance for credit losses.

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon

Notes to Financial Statements (continued)

amount, referred to as the FLA. The FLA functions as a tracking mechanism for determining the point after which the PFI is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable is generally established for losses expected to be recovered by withholding CE fees. At December 31, 2011 and 2010, the MPF exposure under the FLA was $34.3 million and $41.1 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $4.6 million, $5.5 million and $6.5 million in 2011, 2010 and 2009, respectively.

Collectively Evaluated Mortgage Loans. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data, applies loss severities and incorporates the CEs of the MPF Program and PMI. Given the credit deterioration experience by PMI companies in 2011, estimated future claim payments from these companies have been reduced and factored into estimated loan losses in determining the allowance for credit losses. In the first quarter of 2011, the Bank updated its probability of default and loss given default from national statistics (adjusted for actual results) for mortgage loans to the actual 12-month historical performance of the Bank's mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral over the previous 12 months. The resulting estimated losses are reduced by the CEs available under the MPF Program, which are contractually set. The Bank incurs the initial losses on mortgage loans up to an agreed upon amount, referred to as the FLA. Losses in excess of the FLA which are covered by the CEs of the MPF Program are netted against loan losses and reduce the allowance for credit losses. Losses in excess of the CEs are incurred by the Bank. The change in estimate also includes a more granular Master Commitment analysis of credit enhancements. The overall impact of the changes in estimates for the MPF and BOB loans was immaterial.

During the fourth quarter of 2009, the Bank changed the estimates used to determine the allowance for credit losses on mortgage loans purchased by the Bank. The Bank changed its loss severity rates by updating current market estimates and incorporating actual loss statistics and amended collateral procedures. This change reduced the allowance for credit losses by approximately $4.9 million.

Individually Evaluated Mortgage Loans. The Bank evaluates certain mortgage loans for impairment individually. These loans are considered TDRs as discussed in the TDR section of this Note 10.

BOB Loans. Both the probability of default and loss given default are determined and used to estimate the allowance for credit losses on BOB loans. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. In the first quarter of 2011, the Bank updated its probability of default from national statistics for speculative grade debt to the actual performance of the BOB program. The Bank also eliminated the adjustment to probability of default for trends in gross domestic product. In addition, as a result of the collection history of BOB loans, the Bank no longer has doubt about the ultimate collection of BOB loans that are current and only considers BOB loans that are delinquent to be nonperforming assets.

Notes to Financial Statements (continued)

Rollforward of Allowance for Credit Losses. Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans for 2011, 2010 and 2009, as well as the recorded investment in conventional mortgage loans by impairment methodology at December 31, 2011 and 2010.

(in thousands)	2011	2010	2009
Balance, January 1	$3,150	$2,680	$4,301
Charge-offs	(452)	(127)	(16)
Provision for credit losses	11,646	597	(1,605)
Balance, December 31	$14,344	$3,150	$2,680
Ending balance, individually evaluated for impairment	$128	$—
Ending balance, collectively evaluated for impairment	14,216	3,150
Total allowance for credit losses	$14,344	$3,150
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$4,066	$—
Collectively evaluated for impairment	3,560,212	4,135,265
Total recorded investment	$3,564,278	$4,135,265
Note: 2011 and 2010 disclosures in the table above reflect new disclosure requirements that were effective beginning October 1, 2010. These new disclosures were not required for previous periods.

BOB Loans.  The following table presents a rollforward of the allowance for credit losses on BOB loans for 2011, 2010 and 2009, as well as the recorded investment in BOB loans by impairment methodology at December 31, 2011 and 2010.

(in thousands)	2011	2010	2009
Balance, January 1	$5,753	$9,481	$9,725
Charge-offs	(916)	(706)	(439)
Provision (benefit) for credit losses	(1,614)	(3,022)	195
Balance, December 31	$3,223	$5,753	$9,481
Ending balance, individually evaluated for impairment	$36	$—
Ending balance, collectively evaluated for impairment	3,187	5,753
Total allowance for credit losses	$3,223	$5,753
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$100	$—
Collectively evaluated for impairment	17,289	19,907
Total recorded investment	$17,389	$19,907
Note: 2011 and 2010 disclosures in the table above reflect new disclosure requirements that were effective beginning October 1, 2010. These new disclosures were not required for previous periods.

Notes to Financial Statements (continued)

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarizes the Bank's key credit quality indicators for mortgage and BOB loans at December 31, 2011 and 2010.

(in thousands)	December 31, 2011
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$60,998	$25,077	$332	$86,407
Past due 60-89 days	16,810	9,290	40	26,140
Past due 90 days or more	83,636	8,687	676	92,999
Total past due loans	$161,444	$43,054	$1,048	$205,546
Total current loans	3,402,834	311,648	16,341	3,730,823
Total loans	$3,564,278	$354,702	$17,389	$3,936,369
Other delinquency statistics:
In process of foreclosures, included above (2)	$60,533	$2,015	$—	$62,548
Serious delinquency rate (3)	2.4%	2.5%	3.9%	2.4%
Past due 90 days or more still accruing interest	$—	$8,687	$—	$8,687
Loans on nonaccrual status (4)	$87,488	$—	$1,148	$88,636

(in thousands)	December 31, 2010
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$70,678	$24,967	$171	$95,816
Past due 60-89 days	23,014	9,050	143	32,207
Past due 90 days or more	76,880	10,673	531	88,084
Total past due loans	$170,572	$44,690	$845	$216,107
Total current loans	3,964,693	330,570	19,062	4,314,325
Total loans	$4,135,265	$375,260	$19,907	$4,530,432
Other delinquency statistics:
In process of foreclosures, included above (2)	$46,504	$—	$—	$46,504
Serious delinquency rate (3)	1.9%	2.8%	2.7%	1.9%
Past due 90 days or more still accruing interest	$—	$10,673	$—	$10,673
Loans on nonaccrual status (4)	$80,940	$—	$19,907	$100,847
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

REO. The Bank had $9.8 million and $12.6 million of REO in other assets at December 31, 2011 and 2010, respectively.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that would not otherwise be considered for economic or legal reasons related to the debtor's financial difficulties.

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The loan modification program modifies borrower's monthly payment for a period of up to 36 months to no more than a housing expense ratio of 31% of their monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years and a housing expense ratio not to exceed 31%. This will result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining

Notes to Financial Statements (continued)

monthly payments is unchanged in the modified loan. If the 31% ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3%, resulting in reduced monthly principal and interest payments during the 36 month period, until the target 31% housing expense ratio is met or the 3% interest rate floor is hit.

A TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying or decreasing the original contractual principal and interest, if applicable. All mortgage loans individually evaluated for impairment were considered TDRs at December 31, 2011, totaling $4.1 million.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for up to a one-year period. The credit loss is measured by factoring expected shortfalls incurred as of reporting date. All deferred BOB loans, individually evaluated for impairment, totaled $100 thousand and were considered TDRs at December 31, 2011.

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

TDR Modifications. The following table presents the pre-modification and post-modification recorded investment balance, as of the modification date, for all TDRs during 2011. TDRs at December 31, 2010 were immaterial.

	December 31, 2011
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$3,407	$3,272
BOB loans	474	474
Total	$3,881	$3,746

During 2011, certain TDRs experienced a payment default. The Bank considers a payment default to be a loan 60 days or more delinquent. Conventional MPF loans totaling $221 thousand had experienced a payment default during 2011.

Individually Evaluated Impaired Loans. At December 31, 2011, only certain loans individually evaluated for impairment were considered impaired. The table below presents the recorded investment, unpaid principal balance and related allowance associated with these loans. There were no loans individually evaluated for impairment at December 31, 2010.

	December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$645	$640	$—

With a related allowance:
Conventional MPF loans	$3,421	$3,410	$128
BOB loans	100	100	36

Total:
Conventional MPF loans	$4,066	$4,050	$128
BOB loans	100	100	36

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became a TDR, although prior to third quarter 2011 conventional MPF loans were not accounted for as TDRs because they were deemed to be immaterial. Deferred BOB loans were deemed to be TDRs effective July 1, 2011. There were no loans individually assessed at December 31, 2010.

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$2,929	$172
BOB loans	127	—
Total	$3,056	$172

Purchases, Sales and Reclassifications. During 2011, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Note 11 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and funding sources that finance these assets. The goal of the Bank's interest rate risk management strategies is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures which include guidelines on the amount of exposure to interest rate changes it is willing to accept.

Consistent with Finance Agency requirements, the Bank enters into derivatives to manage the interest rate risk exposures inherent in otherwise unhedged assets and funding positions, to achieve the Bank’s risk management objectives, and to act as an intermediary between its members and counterparties. Finance Agency regulation and the Bank’s Risk Governance Policy prohibit trading in or the speculative use of derivative instruments and limit credit risk arising from these instruments. The Bank may use derivatives to reduce funding costs for consolidated obligations and to manage interest rate risk and mortgage prepayment risk positions. Interest rate swaps (also referred to as derivatives) are an integral part of the Bank’s financial management strategy.

The Bank may use derivatives to:

•	reduce interest rate sensitivity and repricing gaps of assets, liabilities and interest rate exchange agreements;

•	reduce funding costs by combining a derivative with a consolidated obligation as the cost of a combined funding structure can be lower than the cost of a comparable consolidated obligation bond;

•
preserve a favorable interest rate spread between the yield of an asset (e.g., an advance) and the cost of the related liability (e.g., the consolidated obligation bond used to fund the advance). Without the use of derivatives, this interest rate spread could be reduced or eliminated when a change in the interest rate on the advance does not match a change in the interest rate on the bond;

•	mitigate the adverse earnings effects of the shortening or extension of certain assets (e.g., advances or mortgage assets) and liabilities;

•	protect the value of existing asset or liability positions or of anticipated transactions;

•	manage embedded options in assets and liabilities; and

•	as part of its overall asset/liability management.

Types of Interest Rate Exchange Agreements. The Bank’s Risk Governance Policy establishes guidelines for its use of interest rate exchange agreements. The Bank can use instruments such as the following to reduce funding costs and to manage exposure to interest rate risks inherent in the normal course of business:

•	interest rate swaps;

•	interest rate swaptions; and

•	interest rate caps or floors.

A strategy the Bank may use to manage interest rate risk is to acquire and maintain a portfolio of assets and liabilities which, together with associated interest rate derivatives, limits the Bank’s risk exposure. The Bank may use interest rate derivatives to adjust the effective maturity, repricing frequency, or option characteristics of financial instruments (such as advances, MPF loans, MBS, and consolidated obligations) to achieve risk management objectives.

Interest Rate Swaps.  An interest rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be paid and the manner in which the cash flows will be calculated. One of the simplest forms of an interest rate swap involves the promise by one party to pay cash flows equivalent to the interest on

Notes to Financial Statements (continued)

a notional amount at a predetermined fixed rate for a given period of time. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time. The variable rate received by the Bank in most interest rate exchange agreements is LIBOR.

Swaptions.  A swaption is an option on a swap that gives the buyer the right to enter into a specified interest rate swap at a certain time in the future. When used as a hedge, a swaption can protect the Bank when it is planning to lend or borrow funds in the future against future interest rate changes. From time to time, the Bank purchases both payer swaptions and receiver swaptions. A payer swaption is the option to make fixed interest payments at a later date and a receiver swaption is the option to receive fixed interest payments at a later date.

Interest Rate Cap and Floor Agreements.  In an interest rate cap agreement, a cash flow is generated if the price or rate of an underlying variable rises above a certain threshold (or cap) price. In an interest rate floor agreement, a cash flow is generated if the price or rate of an underlying variable falls below a certain threshold (or floor) price. Caps and floors are designed as protection against the interest rate on a variable-rate asset or liability falling below or rising above a certain level.

Application of Interest Rate Exchange Agreements. The Bank uses these derivatives to adjust the effective maturity, repricing frequency or option characteristics of financial instruments to achieve risk management and funding objectives and to reduce identified risks inherent in the normal course of business. Derivative financial instruments are used by the Bank in three ways:

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

Consolidated Obligations. While consolidated obligations are the joint and several obligations of the FHLBanks, each FHLBank has consolidated obligations for which it is the primary obligor. To date, no FHLBank has ever had to assume or pay the consolidated obligations of another FHLBank. The Bank enters into derivatives to hedge the interest rate risk associated with its specific debt issuances. The Bank manages the risk arising from changing market prices and volatility of a consolidated obligation by matching the cash inflow on the interest rate exchange agreement with the cash outflow on the consolidated obligation.

For instance, in a typical transaction, fixed-rate consolidated obligations are issued by the Bank, and the Bank simultaneously enters into a matching derivative in which the counterparty pays fixed cash flows designed to mirror, in timing and amount, the cash outflows the Bank pays on the consolidated obligation. The Bank pays a variable cash flow that closely matches the interest payments it receives on short-term or variable-rate advances (typically one- or three-month LIBOR). The fixed-rate obligation and matching derivative are treated as fair value hedge relationships. The Bank may issue variable-rate consolidated bonds indexed to LIBOR, the U.S. Prime rate, or Federal funds rate and simultaneously execute interest rate swaps to hedge the basis risk of the variable-rate debt. Basis risk represents the risk that changes to one interest rate index will not perfectly offset changes to another interest rate index.

This strategy of issuing bonds while simultaneously entering into derivatives enables the Bank to offer a wider range of attractively priced advances to its members and may allow the Bank to reduce its funding costs. The continued attractiveness of such debt depends on yield relationships between the bond and interest rate exchange markets. If conditions in these markets

Notes to Financial Statements (continued)

change, the Bank may alter the types or terms of the bonds that it issues. By acting in both the capital and the swap markets, the Bank can generally raise funds at lower costs than through the issuance of simple fixed- or variable-rate consolidated obligations in the capital markets alone.

Advances. The Bank offers a wide array of advance structures to meet members' funding needs. These advances may have maturities up to 30 years with variable or fixed rates and may include early termination features or options. The Bank may use derivatives to adjust the repricing and/or options characteristics of advances in order to match more closely the characteristics of the funding liabilities. In general, whenever a member executes a fixed-rate advance or a variable-rate advance with embedded options, the Bank will simultaneously execute a derivative with terms that offset the terms and embedded options, if any, in the advance. For example, the Bank may hedge a fixed-rate advance with an interest rate swap where the Bank pays a fixed-rate coupon and receives a variable-rate coupon, effectively converting the fixed-rate advance to a variable-rate advance. This type of hedge is typically treated as a fair value hedge.

When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the advance from a fixed rate to a variable rate if interest rates increase/decrease. A convertible advance carries an interest rate lower than a comparable-maturity fixed-rate advance that does not have the conversion feature. With a putable advance, the Bank effectively purchases a put option from the member that allows the Bank to put or extinguish the fixed-rate advance, which the Bank normally would exercise when interest rates increase. The Bank may hedge these advances by entering into a cancelable interest rate exchange agreement.

Mortgage Loans. The Bank invests in fixed-rate mortgage loans. The prepayment options embedded in these mortgage loans can result in extensions or contractions in the expected repayment of these investments, depending on changes in estimated prepayment speeds. The Bank manages the interest rate and prepayment risks associated with mortgages through a combination of debt issuance and, at times, derivatives, such as interest rate caps and floors, swaptions and callable swaps.

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

The Bank may also hedge a firm commitment for a forward starting advance through the use of an interest rate swap. In this case, the swap will function as the hedging instrument for both the firm commitment and the subsequent advance. Because the firm commitment ends at the same exact time that the advance is settled, the basis movement associated with the firm commitment is effectively rolled into the basis of the advance.

Investments. The Bank primarily invests in certificates of deposit, U.S. Treasuries, U.S. agency obligations, MBS, and the taxable portion of state or local housing finance agency obligations, which may be classified as HTM, AFS or trading securities. The interest rate and prepayment risks associated with these investment securities are managed through a combination of debt issuance and from time to time, derivatives. The Bank may manage the prepayment and interest rate risks by funding investment securities with consolidated obligations that have call features or by hedging the prepayment risk with caps or floors, callable swaps or swaptions. The Bank may manage duration risk by funding investment securities with consolidated obligations that contain call features. The Bank may also manage the risk arising from changing market prices and volatility of investment securities by matching the cash outflow on the derivatives with the cash inflow on the investment securities. If the Bank held derivatives associated with trading securities, carried at fair value, or HTM securities, carried at amortized cost, they would be designated as economic hedges. If the Bank held AFS securities that have been hedged, those securities may qualify as either a fair value hedge or a cash flow hedge.

Anticipated Debt Issuance. The Bank may enter into interest rate swaps for the anticipated issuance of fixed-rate consolidated obligations (bonds) to lock in the cost of funding. The interest rate swap is terminated upon issuance of the fixed-rate consolidated obligations (bond) with the realized gain or loss on the interest rate swap recorded in other comprehensive income (loss). Realized gains and losses reported in AOCI are recognized as earnings in the periods in which earnings are affected by the cash flows of

Notes to Financial Statements (continued)

the fixed-rate consolidated obligations (bonds). This type of hedge is typically treated as a cash flow hedge.

Intermediation. To meet the asset/liability management needs of members, the Bank may enter into interest rate exchange agreements with members and offsetting interest rate exchange agreements with other counterparties. Under these agreements, the Bank acts as an intermediary between members and other counterparties. This intermediation grants smaller members indirect access to the derivatives market. The derivatives used in intermediary activities do not receive hedge accounting treatment and are separately marked-to-market through earnings. The net result of the accounting for these derivatives does not significantly affect the operating results of the Bank.

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

Notes to Financial Statements (continued)

The following tables summarize the notional and fair value of derivative instruments as of December 31, 2011 and 2010.

Fair Values of Derivative Instruments

	December 31, 2011
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$27,389,135	$368,159	$1,306,235
Total derivatives in hedge accounting relationships	$27,389,135	$368,159	$1,306,235
Derivatives not in hedge accounting relationships:
Interest rate swaps	$2,241,681	$1,378	$7,029
Interest rate caps	1,466,750	4,146	15
Mortgage delivery commitments	13,984	158	8
Total derivatives not in hedge accounting relationships	$3,722,415	$5,682	$7,052
Total derivatives before netting and collateral adjustments	$31,111,550	$373,841	$1,313,287
Netting adjustments		(329,297)	(329,297)
Cash collateral and related accrued interest		(8,288)	(542,015)
Total collateral and netting adjustments(1)		(337,585)	(871,312)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$36,256	$441,975

	December 31, 2010
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$25,701,174	$360,210	$1,297,875
Total derivatives in hedge accounting relationships	$25,701,174	$360,210	$1,297,875
Derivatives not in hedge accounting relationships:
Interest rate swaps	$50,000	$456	$—
Interest rate caps	1,653,750	6,462	306
Mortgage delivery commitments	21,787	126	70
Total derivatives not in hedge accounting relationships	$1,725,537	$7,044	$376
Total derivatives before netting and collateral adjustments	$27,426,711	$367,254	$1,298,251
Netting adjustments		(336,997)	(336,997)
Cash collateral and related accrued interest		(7,458)	(353,343)
Total collateral and netting adjustments(1)		(344,455)	(690,340)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$22,799	$607,911
Note:
(1)Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Operations.

	Year Ended December 31,
	2011	2010	2009
(in thousands)	Gains (Losses)	Gains (Losses)	Gains (Losses)
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps - fair value hedge ineffectiveness	$(3,043)	$(335)	$11,469

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$550	$(1,961)	$2,118
Interest rate caps or floors	(5,392)	(4,960)	(6,002)
Net interest settlements	(835)	(1,364)	(1,454)
Mortgage delivery commitments	2,765	3,000	5,020
Intermediary transactions:
Interest rate swaps	—	—	3
Other	233	894	866
Total net gains (losses) related to derivatives not designated as hedging instruments	$(2,679)	$(4,391)	$551
Net gains (losses) on derivatives and hedging activities	$(5,722)	$(4,726)	$12,020

Notes to Financial Statements (continued)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for 2011, 2010 and 2009.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
2011:
Hedged item type:
Advances	$(44,474)	$41,958	$(2,516)	$(486,288)
Consolidated obligations – bonds	67,775	(68,302)	(527)	213,037
Total	$23,301	$(26,344)	$(3,043)	$(273,251)
2010:
Hedged item type:
Advances	$15,959	$(16,676)	$(717)	$(770,733)
Consolidated obligations – bonds	84,498	(84,116)	382	368,876
Total	$100,457	$(100,792)	$(335)	$(401,857)
2009:
Hedged item type:
Advances	$1,131,401	$(1,146,160)	$(14,759)	$(1,071,622)
Consolidated obligations – bonds	(285,834)	312,062	26,228	438,094
Total	$845,567	$(834,098)	$11,469	$(633,528)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during 2011 or 2010.

The losses reclassified from AOCI into income for the effective portion of the previously terminated cash flow hedges are presented in the tables below. This activity was reported in interest expense – consolidated obligations-bonds in the Statement of Operations.

(in thousands)	Losses Reclassified from AOCI into Income
2011	$(40)
2010	(29)
2009	(1,173)

As of December 31, 2011, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months were not material.

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The Bank manages counterparty credit risk through credit analysis, reliance on netting provisions in its ISDA agreements, collateral requirements and adherence to the requirements set forth in its ISDA agreements, policies and regulations. The deterioration in the credit/financial markets has heightened the Bank’s awareness of derivative default risk. In response, the Bank has worked toward lessening this risk by (1) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts; (2) at times, substituting securities for cash collateral, which would allow a more detailed identification of the Bank’s particular collateral; and (3) attempting to negotiate revised ISDA Master Agreement terms, when necessary, that should help to mitigate losses in the event of a counterparty default. These agreement negotiations may include establishing tri-party collateral agreements where possible to further protect the Bank’s collateral. The Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty and do not permit rehypothecation.

Notes to Financial Statements (continued)

The contractual or notional amount of derivatives reflects the involvement of the Bank in the various classes of financial instruments. The notional amount of derivatives does not measure the credit risk exposure of the Bank, and the maximum credit exposure of the Bank is substantially less than the notional amount. The Bank requires collateral agreements that establish collateral delivery thresholds by counterparty. The maximum credit risk is defined as the estimated cost of replacing interest rate swaps, mandatory delivery contracts for mortgage loans, and purchased caps and floors that have a net positive market value, assuming the counterparty defaults and the related collateral, if any, is of no value to the Bank.

The following table presents credit risk exposure on derivative instruments, excluding circumstances where a counterparty's pledged collateral to the Bank exceeds the Bank's net position.

	December 31,
(in thousands)	2011	2010
Credit risk exposure(1)	$44,544	$30,257
Less:
Cash collateral	8,288	7,458
Exposure net of collateral	$36,256	$22,799
Note:
(1) Includes net accrued interest receivable of $3.1 million and $10.0 million at
December 31, 2011 and 2010, respectively.

Generally, the Bank’s ISDA agreements contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at December 31, 2011 was $984.0 million for which the Bank has posted cash and securities collateral with a fair value of approximately $886.7 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $69.2 million of collateral to its derivative counterparties at December 31, 2011.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 21 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

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

Notes to Financial Statements (continued)

Note 12 – Premises, Software and Equipment

	December 31,
(in thousands)	2011	2010
Computer hardware and software	$46,646	$45,955
Furniture	976	2,439
Leasehold improvements	2,221	4,132
Equipment and other	829	1,606
Total premises, software and equipment, gross	50,672	54,132
Less: Accumulated depreciation and amortization	34,391	34,832
Total premises, software and equipment, net	$16,281	$19,300
Depreciation and amortization expense on premises, software, and equipment was $5.6 million, $5.8 million and $5.6 million for 2011, 2010, and 2009, respectively. Gains and losses on disposal of premises and equipment are included in other income (loss) on the Statement of Operations. There were no material net realized gains (losses) on disposal of premises and equipment for 2011, 2010, or 2009.
Included in total depreciation and amortization expense is amortization expense on software of $4.8 million, $4.8 million and $4.5 million for 2011, 2010, and 2009, respectively. The unamortized software balance was $14.0 million and $16.8 million at December 31, 2011 and 2010, respectively.
During 2011 and 2010, the Bank capitalized $3.3 million and $2.5 million, respectively, in costs associated with computer software developed for internal use.

Note 13 – Deposits

The Bank offers demand and overnight deposits to both members and qualifying nonmembers and term deposits to members. Noninterest-bearing demand and overnight deposits are comprised of funds collected by members pending disbursement to the mortgage loan holders, as well as member funds deposited at the FRB.

Interest-bearing deposits classified as demand and overnight pay interest based on a daily interest rate. Term deposits pay interest based on a fixed rate determined at the issuance of the deposit. The average interest rates paid on average deposits during 2011 and 2010 were 0.04% and 0.07%, respectively.

The following table details interest-bearing and noninterest-bearing deposits as of December 31, 2011 and 2010.

	December 31,
(in thousands)	2011	2010
Interest-bearing:
Demand and overnight	$1,062,027	$1,127,764
Term	—	500
Total interest-bearing deposits	$1,062,027	$1,128,264
Noninterest-bearing:
Demand and overnight	37,667	38,736
Total deposits	$1,099,694	$1,167,000
There were no outstanding time deposits as of December 31, 2011. The aggregate amount of time deposits with a denomination of $100 thousand or more was $500 thousand as of December 31, 2010.

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
The par amount of the twelve FHLBanks’ outstanding consolidated obligations were $691.9 billion and $796.4 billion at December 31, 2011 and 2010, respectively. Regulations require the Bank to maintain unpledged qualifying assets equal to its participation of the consolidated obligations outstanding. Qualifying assets are defined as cash; secured advances; assets with an assessment or rating at least equivalent to the current assessment or rating of the consolidated obligations; obligations of or fully guaranteed by the United States, obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations or other securities which are or have ever been sold by Freddie Mac under the Act; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the Bank is located. Any assets subject to a lien or pledge for the benefit of holders of any issue of consolidated obligations are treated as if they are free from lien or pledge for purposes of compliance with these regulations.
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
Indexed Principal Redemption Bonds (index amortizing notes) repay principal according to predetermined amortization schedules that are linked to the level of a certain index. A form of an indexed principal redemption bond that the Bank has issued in the past is an Amortizing Prepayment Linked Security (APLS). The APLS redeem based on the prepayments of Fannie Mae, Freddie Mac, Ginnie Mae or private label reference pools. As of December 31, 2011 and 2010, most of the index amortizing notes had fixed-rate coupon payment terms. Usually, as market interest rates rise (fall), the average life of the index amortizing notes extends (contracts).
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

The following table details interest rate payment terms for consolidated obligation bonds as of December 31, 2011 and 2010.

	December 31,
(in thousands)	2011	2010
Par value of consolidated bonds:
Fixed-rate	$34,298,965	$30,220,916
Step-up	215,000	215,000
Floating-rate	620,000	3,270,000
Total par value	35,133,965	33,705,916
Bond premiums	125,933	114,253
Bond discounts	(23,290)	(30,451)
Hedging adjustments	376,428	339,576
Total book value	$35,613,036	$34,129,294

At December 31, 2011 and 2010, 52.6% and 41.0%, respectively, of the Banks' fixed-rate bonds were swapped to a floating rate and 3.2% and 0.6%, respectively, of the Banks' variable-rate bonds were swapped to a different variable-rate index.

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of December 31, 2011 and 2010.

	December 31, 2011		December 31, 2010
Year of Contractual Maturity (dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$15,402,750	1.02%	$10,281,400	1.53%
Due after 1 year through 2 years	4,692,105	2.58	5,224,250	2.70
Due after 2 years through 3 years	3,673,570	2.87	4,181,905	2.95
Due after 3 years through 4 years	4,490,540	2.82	2,896,350	3.13
Due after 4 years through 5 years	1,588,490	3.40	4,061,800	2.92
Thereafter	3,104,090	4.04	4,137,400	4.32
Index amortizing notes	2,182,420	4.65	2,922,811	4.66
Total par value	$35,133,965	2.25%	$33,705,916	2.81%

Notes to Financial Statements (continued)

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of December 31, 2011 and 2010.

	December 31,
(in thousands)	2011	2010
Noncallable	$32,250,465	$30,590,916
Callable	2,883,500	3,115,000
Total par value	$35,133,965	$33,705,916

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of December 31, 2011 and 2010.

	December 31,
Year of Contractual Maturity or Next Call Date (in thousands)	2011	2010
Due in 1 year or less	$17,205,750	$12,849,900
Due after 1 year through 2 years	4,678,105	5,230,250
Due after 2 years through 3 years	3,612,070	3,878,905
Due after 3 years through 4 years	4,383,540	2,773,850
Due after 4 years through 5 years	1,383,490	3,836,300
Thereafter	1,688,590	2,213,900
Index amortizing notes	2,182,420	2,922,811
Total par value	$35,133,965	$33,705,916

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of December 31, 2011 and 2010.

	December 31,
(dollars in thousands)	2011	2010
Book value	$10,921,498	$13,082,116
Par value	10,922,000	13,085,000
Weighted average interest rate (1)	0.03%	0.17%
Note:
(1) Represents an implied rate.

Concessions on Consolidated Obligations. Unamortized concessions, included in other assets on the Statement of Condition, were $5.7 million and $8.7 million at December 31, 2011 and 2010 , respectively. The amortization of such concessions is included in interest expense - consolidated obligations on the Statement of Operations and totaled $9.0 million, $9.4 million and $16.6 million for 2011, 2010, and 2009, respectively.

Notes to Financial Statements (continued)

Note 15 – Affordable Housing Program (AHP)

In support of the goal of providing funding for housing and economic development in its district's communities, the Bank administers a number of programs, some mandated and some voluntary, which make funds available through member financial institutions. In all of these programs, Bank funds flow through member financial institutions into areas of need throughout the region. The AHP, mandated by statute, is the largest and primary public policy program of the FHLBank's. The AHP program is mandated by the Act, and the Bank is required to contribute approximately 10 % of its net earnings after REFCORP to AHP and make these funds available for use in the subsequent year. Each year, the Bank's Board adopts an implementation plan that defines the structure of the program pursuant to the AHP regulations.

Section 10(j) of the Act requires each Bank to establish an AHP. Each FHLBank provides subsidies in the form of direct grants and/or below-market interest rate advances where the funds are used to assist in the purchase, construction or rehabilitation of housing for very low-, low-, and moderate-income households. Annually, the FHLBanks must set aside for the AHP the greater of $100 million or 10% of net earnings (income under GAAP before interest expense related to mandatorily redeemable capital stock and the assessment for AHP, but after any assessment for REFCORP). The exclusion of interest expense related to mandatorily redeemable capital stock is based on an advisory bulletin issued by the Finance Agency. The AHP and REFCORP assessments were calculated simultaneously because of their interdependence on each other. The Bank accrues this expense monthly based on its net earnings. The Bank reduces the AHP liability as members use subsidies. The calculation of the REFCORP assessment is discussed in Note 16.
On August 5, 2011, the Finance Agency certified that the FHLBanks had fully satisfied their REFCORP obligation with their payment made on July 15, 2011, which were accrued as applicable in each FHLBank's June 30, 2011 financial statements. The FHLBanks entered into a JCEA, as amended, which requires each FHLBank to allocate 20% of its net income to a separate restricted retained earnings account, beginning in the third quarter of 2011. Because the REFCORP assessment reduced the amount of net earnings used to calculate the AHP assessment, it had the effect of reducing the total amount of funds allocated to the AHP. The amounts allocated to the new restricted retained earnings account, however, will not be treated as an assessment and will not reduce each FHLBank's net income. As a result, each FHLBank's AHP contributions as a percentage of pre-assessment earnings will increase because the REFCORP obligation has been fully satisfied.

If the Bank experienced a net loss during a quarter, but still had net earnings for the year, the Bank’s obligation to the AHP would be calculated based on the Bank’s year-to-date net earnings. If the Bank had net earnings in subsequent quarters, it would be required to contribute additional amounts to meet its calculated annual obligation. If the Bank experienced a net loss for a full year, the Bank would have no obligation to the AHP for the year since each FHLBank’s required annual AHP contribution is limited to its annual net earnings. As allowed per AHP regulations, an FHLBank can elect to allot fundings based on future periods’ required AHP contributions to be awarded during a year (referred to as Accelerated AHP). The Accelerated AHP allows an FHLBank to commit and disburse AHP funds to meet the FHLBank’s mission when it would otherwise be unable to do so, based on its normal funding mechanism. The Bank recorded $946 thousand and $948 thousand of accelerated AHP in 2011 and 2010, respectively, which was paid in full in early 2012.
If the aggregate 10% calculation described above was less than $100 million for all twelve FHLBanks, each FHLBank would be required to assure that the aggregate contributions of the FHLBanks equal $100 million. The proration would be made on the basis of an FHLBank’s income in relation to the income of all FHLBanks for the previous year. There was no shortfall in 2011, 2010 or 2009 . If an FHLBank finds that its required contributions are contributing to the financial instability of that FHLBank, it may apply to the Finance Agency for a temporary suspension of its contributions. The Bank did not make such an application in 2011, 2010 or 2009. The Bank had outstanding principal in AHP-related advances of $5.0 million and $5.9 million at December 31, 2011 and 2010, respectively.
The following table presents an analysis of the AHP payable for 2011, 2010, and 2009.

(in thousands)	2011	2010	2009
Balance, beginning of the year	$13,602	$24,541	$43,392
Expenses	4,685	922	—
Subsidy usage, net	(4,699)	(11,861)	(18,851)
Balance, end of the year	$13,588	$13,602	$24,541

Notes to Financial Statements (continued)

Note 16 – Resolution Funding Corporation (REFCORP)

Prior to the satisfaction of the FHLBanks' REFCORP obligation, each FHLBank was required to make payments to REFCORP (20% of annual GAAP net income before REFCORP assessments and after payment of AHP assessments) until the total amount of payments actually made was equivalent to a $300 million annual annuity whose final maturity date was April 15, 2030. The Finance Agency shortened or lengthened the period during which the FHLBanks made payments to REFCORP based on actual payments made relative to the referenced annuity. The Finance Agency, in consultation with the U.S. Secretary of the Treasury, selected the appropriate discounting factors used in calculating the annuity. See Note 15 for a discussion of the AHP calculation.

In 2008, the Bank overpaid its REFCORP assessment as a result of the loss recognized in fourth quarter 2008. As instructed by the U.S. Treasury, the Bank used its overpayment as a credit against future REFCORP assessments (to the extent the Bank has positive net income in the future). This overpayment was recorded as a prepaid asset and reported as “prepaid REFCORP assessment” on the Statement of Condition. In April 2011, the Bank received settlement of the outstanding receivable balance from REFCORP, reducing the prepaid asset to zero.

The following table presents the rollforward of the REFCORP (prepaid asset)/payable for 2011, 2010 and 2009.

(in thousands)	2011	2010	2009
Balance, beginning of year	$(37,565)	$(39,641)	$(39,641)
Expense	3,744	2,076	—
Cash payment received	33,821	—	—
Balance, end of year	$—	$(37,565)	$(39,641)

Note 17 – Capital

The GLB Act required each FHLBank to adopt a capital plan and convert to a new capital structure. Under Finance Agency implementation of the GLB Act, the Bank adopted and maintains a plan (Capital Plan). The conversion was considered a capital transaction and was accounted for at par value. The Bank is subject to three capital requirements under its Capital Plan and Finance Agency rules and regulations:

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

At December 31, 2011, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements. At December 31, 2011 and 2010, all of the Bank's capital stock outstanding was Class B stock.

The following table demonstrates the Bank’s compliance with these capital requirements at December 31, 2011 and 2010.

Notes to Financial Statements (continued)

	December 31, 2011		December 31, 2010
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,062,070	$3,870,876	$1,620,189	$4,418,437
Total capital-to-asset ratio	4.0%	7.4%	4.0%	8.3%
Total regulatory capital	2,079,771	3,870,876	2,135,469	4,418,552
Leverage ratio	5.0%	11.2%	5.0%	12.4%
Leverage capital	2,599,714	5,806,313	2,669,336	6,627,771

The decline in the ratios from 2010 to 2011 are due to the repurchases of excess capital stock. The Finance Agency implemented the PCA provisions of the Housing Act, establishing four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On December 22, 2011, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended September 30, 2011. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended December 31, 2011.

Capital Concentrations. The following table presents member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of December 31, 2011 and 2010.

(dollars in thousands)	December 31, 2011		December 31, 2010
Member	Capital Stock	% of Total	Capital Stock	% of Total
Sovereign Bank, N.A., Wilmington, DE	$555,370	16.2%	$612,216	15.2%
Ally Bank, Midvale, UT(1)	383,865	11.2%	471,286	11.7%
ING Bank, FSB, Wilmington, DE	370,360	10.8%	454,705	11.3%
Notes:
(1)For Bank membership purposes, principal place of business is Horsham, PA.

Mandatorily Redeemable Capital Stock.  Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank's capital stock. Member shares cannot be purchased or sold except between an FHLBank and its members at its $100 per share par value, as mandated by each FHLBank's Capital Plan or by regulation.

At December 31, 2011 and 2010, the Bank had $45.7 million and $34.2 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. No dividends were paid on mandatorily redeemable stock during 2011, 2010 or 2009.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during 2011, 2010 and 2009.

Notes to Financial Statements (continued)

(in thousands)	2011	2010	2009
Balance, beginning of the period	$34,215	$8,256	$4,684
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	19,821	31,658	197
Other redemption	—	—	4,038
Transfer of mandatorily redeemable capital stock to capital stock due to mergers	—	—	(663)
Redemption of mandatorily redeemable capital stock:
Withdrawals	(30)	(3,899)	—
Other redemptions (1)	(8,333)	(1,800)	—
Balance, end of the period	$45,673	$34,215	$8,256
Note:
(1) Reflects the mandatorily redeemable capital stock activity related to partial excess capital stock repurchases during 2011 and 2010.

As of December 31, 2011, the total mandatorily redeemable capital stock reflected balances for nine institutions. Two institutions were taken over by the FDIC and their charters were dissolved. One institution voluntarily dissolved its charter with OTS. Five institutions were merged out of district and are considered nonmembers. One institution's charter was converted to an uninsured trust company, which is ineligible for membership. These redemptions were not complete as of December 31, 2011.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at December 31, 2011 and 2010.

	December 31,
(in thousands)	2011	2010
Due in 1 year or less	$—	$29
Due after 1 year through 2 years	71	—
Due after 2 years through 3 years	3,276	88
Due after 3 years through 4 years	25,038	4,023
Due after 4 years through 5 years	17,288	30,075
Total	$45,673	$34,215

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

Dividends and Retained Earnings. As prescribed in the FHLBanks' JCEA as amended, upon full satisfaction of the REFCORP obligation, each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. On August 5, 2011, the Finance Agency certified that the FHLBanks fully satisfied their REFCORP obligation. Therefore, starting in third quarter of 2011, the Bank allocated 20% of its net income to a separate RRE account.

At December 31, 2011, retained earnings were $435.3 million, including $430.8 million of unrestricted retained earnings and $4.5 million of RRE, up $38.0 million from December 31, 2010. This increase reflects the Bank’s net income earned during 2011.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the

Notes to Financial Statements (continued)

Bank has paid cash dividends only. As announced on December 23, 2008, the Bank temporarily suspended dividend payments on a voluntary basis. On February 23, 2012, the Bank paid a dividend equal to an annual yield of 0.10%. The dividend was calculated on stockholders' average balances during fourth quarter 2011.

The Bank executed partial repurchases of excess capital stock in each of the previous five quarters, including fourth quarter 2011. The amount of excess capital stock repurchased from any member in each repurchase transaction was the lesser of 5% of the member's total capital stock outstanding or its excess capital stock outstanding on the date immediately preceding the repurchase date. The total amount of member excess capital stock at December 31, 2011 was $1.3 billion. The Bank repurchased approximately $715 million in total excess capital stock in 2011 and approximately $200 million in 2010. The Bank also repurchased approximately $165 million in excess capital stock on February 23, 2012.

Notes to Financial Statements (continued)

Accumulated Other Comprehensive Income (AOCI). The following table summarizes the changes in AOCI for 2011, 2010 and 2009.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on HTM	Net Unrealized Gains(Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
Balances as of December 31, 2008	$(14,543)	$—	$—	$(885)	$(1,877)	$(17,305)
Cumulative effect adjustments relating to the amended OTTI guidance	—	(2,842)	(253,119)	—	—	(255,961)
Net unrealized gain	10,345		—	—	—	10,345
Net fair value changes		294,212				294,212
Noncredit component of OTTI losses	—	(10,857)	(961,443)	—	—	(972,300)
Reclassification adjustment for losses included in net income relating to HTM for noncredit portion	—	132,462	24,664	—	—	157,126
Accretion of noncredit OTTI losses	—	—	31,175	—	—	31,175
Net unrealized gain (loss) on securities transferred from HTM to AFS	—	(1,104,478)	1,158,723	—	—	54,245
Reclassification adjustment for losses included in net income	2,178	—	—	1,149	—	3,327
Pension and post-retirement benefits	—	—	—	—	1,196	1,196
Balances as of December 31, 2009	$(2,020)	$(691,503)	$—	$264	$(681)	$(693,940)
Net unrealized gains	1,058	10,580	—	—	—	11,638
Net fair value changes		330,875				330,875
Noncredit component of OTTI losses	—	—	(19,614)	—	—	(19,614)
Reclassification adjustment of noncredit OTTI losses included in net income	—	155,460	—	—	—	155,460
Noncredit OTTI losses and unrecognized gain transferred from HTM to AFS	—	(19,614)	19,614	—	—	—
Reclassification adjustment for (gains) losses included in net income	—	(8,331)	—	6	—	(8,325)
Pension and post-retirement benefits	—	—	—	—	565	565
Balances as of December 31, 2010	$(962)	$(222,533)	$—	$270	$(116)	$(223,341)
Net unrealized gains	6,853	5,407	—	—	—	12,260
Net fair value changes		14,392				14,392
Noncredit component of OTTI losses	—	(86)	(2,697)	—	—	(2,783)
Reclassification adjustment of noncredit OTTI losses included in net income	—	44,681	—	—	—	44,681
Noncredit OTTI losses and unrecognized gain transferred from HTM to AFS	—	(2,697)	2,697	—	—	—
Reclassification adjustment for (gains) losses included in net income	—	(7,278)	—	16	—	(7,262)
Pension and post-retirement benefits	—	—	—	—	(312)	(312)
Balances as of December 31, 2011	$5,891	$(168,114)	$—	$286	$(428)	$(162,365)

Notes to Financial Statements (continued)

Statutory and Regulatory Restrictions on Capital Stock Redemption.  In accordance with the GLB Act, Bank stock is considered putable, except that there are significant restrictions on the obligation/right to redeem, and the redemption privilege is limited to a small fraction of outstanding stock. Statutory and regulatory restrictions on the redemption of Bank stock include the following:

•
In no case may the Bank redeem any capital stock if, following such redemption, the Bank would fail to satisfy its minimum capital requirements (i.e., a statutory capital/asset ratio requirement or a regulatory risk-based capital-to-asset ratio requirement established by the Finance Agency). By law, all member holdings of Bank stock immediately become non-redeemable if the Bank becomes undercapitalized or if the Bank does not meet any other additional capital requirement established by the Finance Agency per the PCA Regulation or minimum temporary capital requirement;

•
In no case may the Bank redeem any capital stock if either its Board or the Finance Agency determines that it has incurred, or is likely to incur, losses resulting, or expected to result, in a charge against capital while such charges are continuing or expected to continue;

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

•	The GLB Act states that the Bank may repurchase, in its sole discretion, Bank stock which exceeds the required minimum amount;

•	In no case may the Bank redeem or repurchase any capital stock if the principal or interest payment due on any consolidated obligation issued by the OF has not been paid in full;

•
In no case may the Bank redeem or repurchase any capital stock if the Bank has failed to provide the Finance Agency with the necessary quarterly certification required by Section 1270.1(b) of the Finance Agency’s regulations prior to declaring or paying dividends for a quarter; and

•
In no case may the Bank redeem or repurchase any capital stock if the Bank is unable to provide the required certification, projects that it will fail to comply with statutory or regulatory liquidity requirements or will be unable to timely and fully meet all of its current obligations, actually fails to satisfy these requirements or obligations, or negotiates to enter or enters into an agreement with another Bank to obtain financial assistance to meet its current obligations.

Notes to Financial Statements (continued)

Note 18 – Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Defined Benefit Plan), a tax qualified defined benefit pension plan. The Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code (IRC). As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Defined Benefit Plan. Under the Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all officers and employees of the Bank that meet certain eligibility requirements.
The Defined Benefit Plan operates on a fiscal year from July 1 through June 30. The Defined Benefit Plan files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888, and the three-digit plan number is 333. There are no collective bargaining agreements in place at the Bank.
The Defined Benefit Plan's annual valuation process includes calculating the plan's funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100% of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.
The most recent Form 5500 available for the Defined Benefit Plan is for the fiscal year ended June 30, 2010. For the Defined Benefit Plan fiscal years ended June 30, 2010 and 2009, the Bank's contributions did not represent more than 5% of the total contributions to the plan.

(dollars in thousands)	2011	2010	2009
Net pension cost charged to compensation and benefit expense for the year ended December 31	$7,458	$6,292	$3,320
Defined Benefit Plan funded status as of July 1	90.0%(a)	85.8%(b)	93.7%
Bank's funded status as of July 1	100.0%	96.0%	97.8%
(a) The Defined Benefit Plan's funded status as of July 1, 2011 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2011 through March 15, 2012. Contributions made on or before March 15, 2012, and designated for the plan year ended June 30, 2011, will be included in the final valuation as of July 1, 2011. The final funded status as of July 1, 2011 will not be available until the Form 5500 for the plan year July 1, 2011 through June 30, 2012 is filed (this Form 5500 is due to be filed no later than April 2013).
(b) The Defined Benefit Plan's funded status as of July 1, 2010 is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2010 through March 15, 2011. Contributions made on or before March 15, 2011, and designated for the plan year ended June 30, 2010, will be included in the final valuation as of July 1, 2010. The final funded status as of July 1, 2010 will not be available until the Form 5500 for the plan year July 1, 2010 through June 30, 2011 is filed (this Form 5500 is due to be filed no later than April 2012).

Qualified Defined Contribution Plan. The Bank also participates in the Pentegra Defined Contribution Plan for Financial Institutions, a tax qualified defined contribution pension plan. The Bank’s contributions consist of a matching contribution equal to a percentage of voluntary employee contributions, subject to certain limitations. The Bank contributed $983 thousand, $992 thousand and $975 thousand for 2011, 2010 and 2009, respectively.

Nonqualified Supplemental Deferred Compensation Plans. In addition, the Bank maintains nonqualified deferred compensation plans, available to select employees and directors, which are, in substance, unfunded supplemental defined contribution retirement plans. The plans’ liabilities consist of the accumulated compensation deferrals and accrued earnings (losses) on the deferrals. The Bank’s obligation from these plans was $4.7 million and $6.4 million at December 31, 2011 and 2010, respectively, and the Bank recognized operating expenses of $92 thousand, $751 thousand and $1.0 million for 2011, 2010 and 2009, respectively. The Bank owns mutual funds held in a Rabbi trust to secure the Bank's obligation to participants and to partially

Notes to Financial Statements (continued)

offset the earnings (losses) of certain deferred compensation agreements. See Note 4 for additional information.
Post-retirement Health Benefit Plan.  The Bank sponsors a retiree benefits program that includes health care and life insurance benefits for eligible retirees. Employees who retired prior to January 1, 1992, receive health care benefits at the Bank’s expense after age 65. Employees retiring after January 1, 1992, participate in a health reimbursement account (HRA). The Bank will make a contribution to each participant's HRA monthly. At the discretion of the Bank, the amount can be modified. A limited life insurance benefit is provided at the Bank’s expense for retirees who retired prior to January 1, 2009. Those employees retiring after January 1, 1992, are also required to meet specific eligibility requirements of age 65 or age 60 with ten years of service at the time of retirement to be eligible for retiree health and life insurance benefits. The approximate Accumulated Post-retirement Benefit Obligation (APBO) as of December 31, 2011 and 2010 was $1.9 million and $2.2 million, respectively.
Supplemental Executive Retirement Plan (SERP).  The Bank also maintains a SERP, a nonqualified defined benefit retirement plan, for certain executives. The SERP ensures, among other things, that participants receive the full amount of benefits to which they would have been entitled under the qualified defined benefit pension plan in the absence of limits on benefits levels imposed by the Internal Revenue Service. The accumulated benefit obligation for the SERP was $3.1 million and $2.7 million at December 31, 2011 and 2010, respectively. The Bank owns mutual funds held in a Rabbi trust to help secure the Bank’s obligation to participants. See Note 5 for additional information.
The following table sets forth the changes in benefit obligation associated with the SERP and the Post-retirement Health Benefit Plan. There are no plan assets nor any unrecognized transitional obligation.

	SERP		Post-retirement Health Benefit Plan
(in thousands)	2011	2010	2011	2010
Change in benefit obligation:
Balance, beginning of the year	$3,003	$3,958	$2,241	$1,906
Service cost	169	147	46	44
Interest cost	165	169	118	110
Amendments – changes in assumptions	611	219	173	103
Actuarial loss (gain)	61	(1,073)	(549)	180
Benefits paid	(230)	(417)	(111)	(102)
Balance, end of the year	3,779	3,003	1,918	2,241
Change in fair value of plan assets:
Balance, beginning of the year	—	—	—	—
Employer contribution	230	417	111	102
Benefits paid	(230)	(417)	(111)	(102)
Balance, end of the year	—	—	—	—
Funded status at end of year	$(3,779)	$(3,003)	$(1,918)	$(2,241)

Amounts recognized in Other Liabilities on the Statement of Condition for both the Bank's SERP and Post-retirement Health Benefit Plan at December 31, 2011 and 2010 were $5.7 million and $5.2 million.

The following table presents the amounts recognized in AOCI at December 31, 2011 and 2010 associated with these defined benefit plans.

	SERP		Post-retirement Health Benefit Plan
(in thousands)	2011	2010	2011	2010
Net actuarial loss (gain)	$857	$185	$(10)	$378
Prior service cost (benefit)	—	(10)	(419)	(437)
Total recognized in AOCI	$857	$175	$(429)	$(59)

Notes to Financial Statements (continued)

The following table presents the components of the net periodic benefit cost and other amounts recognized in OCI for the SERP and the Post-retirement Health Benefit Plan for 2011, 2010 and 2009.

	SERP			Post-retirement Health Benefit Plan
(in thousands)	2011	2010	2009	2011	2010	2009
Net periodic benefit cost:
Service cost	$169	$147	$247	$46	$44	$93
Interest cost	165	169	229	119	110	153
Amortization of prior service cost (benefit)	(10)	(10)	(10)	(18)	(18)	40
Amortization of net loss	—	—	98	12	—	—
Settlement loss	—	23	—	—	—	—
Net periodic benefit cost	$324	$329	$564	$159	$136	$286
Other changes in OCI:
Net loss (gain)	$672	$(876)	$(136)	$(376)	$283	$(932)
Amortization of net loss (gain)	—	—	(98)	(12)	—	—
Amortization of prior service cost (benefit)	10	10	10	18	18	(40)
Total recognized in OCI	682	(866)	(224)	(370)	301	(972)
Total recognized in net periodic benefit cost and OCI	$1,006	$(537)	$340	$(211)	$437	$(686)

The following table presents the estimated net actuarial loss (gain) and prior service cost (benefit) associated with these defined benefit plans that will be amortized from AOCI into net periodic benefit cost in 2012.

(in thousands)	SERP	Post-retirement Health Benefit Plan
Net actuarial loss	$69	$—
Prior service cost (benefit)	—	(18)
Total to be amortized into net periodic benefit cost	$69	$(18)
The measurement date used to determine the current year’s benefit obligations was December 31, 2011. Key assumptions used for the actuarial calculation to determine benefit obligations and net periodic benefit cost for the Bank’s SERP and post-retirement health benefit plan for 2011, 2010, and 2009 are presented in the tables below. The discount rate for both plans as of December 31, 2011 was determined by using a discounted cash flow approach, which incorporates the timing of each expected future benefit payment. The estimate of the future benefit payments is based on the plan’s census data, benefit formula and provisions, and valuation assumptions reflecting the probability of decrement and survival. The present value of the future benefit payments is then determined by using duration based interest rate yields from the Citibank Pension Liability Index as of December 31, 2011 and solving for the single discount rate that produces the same present value.

	SERP			Post-retirement Health Benefit Plan
Benefit Obligation	2011	2010	2009	2011	2010	2009
Discount rate	4.3%	5.5%	6.0%	4.5%	5.5%	6.0%
Salary increase	5.0%	5.0%	5.0%	n/a	n/a	n/a

	SERP			Post-retirement Health Benefit Plan
Cost	2011	2010	2009	2011	2010	2009
Discount rate	5.5%	6.0%	6.0%	5.5%	6.0%	5.8%
Salary increase	5.0%	5.0%	5.5%	n/a	n/a	n/a

Notes to Financial Statements (continued)

The following table presents the assumed health care cost trend rates for the Bank’s Post-Retirement Health Benefit Plan at December 31, 2011 and 2010.

	December 31,
Health Care Cost Trend Rates	2011	2010
Assumed for next year	5.0%	5.0%
Ultimate rate	5.0%	5.0%
Year that ultimate rate is reached	2011	2010

The effect of a percentage point increase or decrease in the assumed healthcare trend rates has an immaterial impact on post-retirement benefit expense and APBO.

The supplemental retirement plan and post-retirement health plan are not funded. The following table presents the estimated future benefits payments reflecting expected future services for the years ending after December 31, 2011.

(in thousands)	SERP	Post-retirement Health Benefit Plan
2012	$119	$136
2013	124	143
2014	138	157
2015	142	172
2016	151	187
2017-2021	980	861

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
The following table includes significant outstanding related party member balances.

	December 31,
(in thousands)	2011	2010
Federal funds sold	$200,000	$400,000
Investments	201,670	218,850
Advances	20,708,461	17,815,121
Letters of credit	197,298	111,983
MPF loans	2,765,971	3,439,820
Deposits	22,697	40,471
Capital stock	1,792,872	2,077,406

Notes to Financial Statements (continued)

The following table summarizes the Statement of Operations' effects corresponding to the related party member balances above.

(in thousands)	2011	2010	2009
Federal funds sold	$148	$633	$—
Interest income on investments	2,432	6,940	10,454
Interest income on advances (1)	106,087	140,881	328,270
Prepayment fees on advances	7,082	13,889	50
Letters of credit fees	184	262	794
Interest income on MPF loans	167,064	211,160	43,064
Interest expense on deposits	14	26	21
(1) Includes contractual interest income of $525.1 million, $707.1 million and $1.1 billion, net interest settlements on derivatives in fair value hedge relationships of $(377.8) million, $(540.5) million and $(741.9) million and total amortization of basis adjustments of $(41.2) million, $(25.7) million, and $(5.1) million.

The following table includes the MPF activity of the related party members.

(in thousands)	2011	2010	2009
Total MPF loan volume purchased	$4,648	$79,033	$14,593

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

(in thousands)	2011	2010	2009
Servicing fee expense	$678	$606	$543
Interest income on MPF deposits	4	11	4

	December 31,
(in thousands)	2011	2010
Interest-bearing deposits maintained with FHLBank of Chicago	$16,180	$10,094

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For 2011 and 2010, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During 2010, the Bank transferred debt of $520.0 million par with a fair value of $538.7 million to FHLBank of Boston and $200 million par with a fair value of $205.5 million to FHLBank of Chicago. During 2011and 2009, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during 2011, 2010 and 2009.

On August 19, 2010, the Bank entered into a Master Participation Agreement (MPA) with FHLBank of Des Moines which allows either FHLBank to (1) sell a participating interest in an existing advance to the other FHLBank; (2) fund a new advance on a participating basis to the other FHLBank; or (3) sell a participating interest in a standby letter of credit, each drawing thereunder and the related reimbursement obligations to the other FHLBank. As of December 31, 2010, the Bank had $1.0 billion of participating interests in standby letters of credit, each drawing thereunder and the related reimbursement obligations to FHLBank of Des Moines. This participating interest expired as of March 31, 2011 and was not renewed. Therefore, at December 31, 2011, there was no letter of credit balance related to this MPA.

Notes to Financial Statements (continued)

Note 20 – Estimated Fair Values

Fair value amounts, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at December 31, 2011 and 2010. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at December 31, 2011 and 2010 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table

	December 31, 2011		December 31, 2010
(in thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$634,278	$634,278	$143,393	$143,393
Interest-bearing deposits	16,180	16,180	10,094	10,094
Federal funds sold	2,450,000	2,449,936	3,330,000	3,329,962
Trading securities	984,285	984,285	1,135,981	1,135,981
AFS securities	4,356,147	4,356,147	2,217,793	2,217,793
HTM securities	8,832,845	8,782,348	12,057,761	11,935,749
Advances	30,604,801	30,853,987	29,708,439	29,763,690
Mortgage loans held for portfolio, net	3,883,127	4,168,409	4,483,059	4,761,475
BOB loans, net	14,016	14,016	14,154	14,154
Accrued interest receivable	132,152	132,152	153,458	153,458
Derivative assets	36,256	36,256	22,799	22,799

Liabilities:
Deposits	$1,099,694	$1,099,715	$1,167,000	$1,167,028
Consolidated obligations:
Discount notes	10,921,498	10,921,703	13,082,116	13,082,519
Bonds	35,613,036	36,474,950	34,129,294	34,775,998
Mandatorily redeemable capital stock	45,673	45,673	34,215	34,215
Accrued interest payable	125,564	125,564	167,962	167,962
Derivative liabilities	441,975	441,975	607,911	607,911

Notes to Financial Statements (continued)

Fair Value Hierarchy. The Bank records trading securities, AFS, derivative assets and derivative liabilities at fair value. The fair value hierarchy is used to prioritize the inputs used to measure fair value for those assets and liabilities carried at fair value on the Statement of Condition. The inputs are evaluated and an overall level for the fair value measurement is determined. This overall level is an indication of the market observability of the fair value measurement for the asset or liability.

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

Level 2 – defined as those instruments for which inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument. The Bank’s derivative instruments, TLGP investments, GSE securities, and U.S. Treasury bills are generally considered Level 2 instruments based on the inputs utilized to derive fair value.

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

The following table presents (for those fair value measurements that fell in either Level 2 or Level 3) the significant inputs used to measure fair value for each class of non-MBS investment securities that are carried on the Statement of Condition at fair value as of December 31, 2011.

	Interest Rate Curve	Spread Adjustment
U.S. Treasury bills	U.S. Treasury	None
TLGP investments	LIBOR Swap	(5) basis points
GSE securities	Consolidated Obligations	None

Investment Securities – MBS.  To value MBS holdings, the Bank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.

Notes to Financial Statements (continued)

The Bank has conducted reviews of the four pricing vendors to enhance its understanding of the vendors' pricing processes, methodologies and control procedures for agency and private label MBS. To the extent available, the Bank also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes.

Prior to December 31, 2011, the Bank established a price for each MBS using a median price that was based upon the number of prices received. If four prices were received, the average of the middle two prices was used; if three prices were received, the middle price was used; if two prices were received, the average of the two prices was used; and if one price was received, it was used subject to validation. The computed prices were tested for reasonableness using specified tolerance thresholds. Computed prices within these established thresholds were generally accepted unless strong evidence suggested that using the formula-driven price would not be appropriate. Preliminary estimated fair values that were outside the tolerance thresholds, or that management believed might not be appropriate based on all available information (including those limited instances in which only one price was received), were subject to further analysis including, but not limited to, comparison to the prices for similar securities and/or to non-binding dealer estimates.

Effective December 31, 2011, the Bank refined its method for estimating the fair values of MBS. The Bank's revised valuation technique first requires the establishment of a median price for each security. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. Prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security. If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

As an additional step, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of December 31, 2011 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. Significant variances were evaluated in conjunction with all of the other available pricing information to determine whether an adjustment to the fair value estimate was appropriate.

As of December 31, 2011, four vendor prices were received for substantially all of the Bank's MBS holdings, and the final prices for substantially all of those securities were computed by averaging the four prices. The refinement to the valuation technique did not have a significant impact on the estimated fair values of the Bank's MBS holdings as of December 31, 2011. Based on the Bank's reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Mortgage Loans Held For Portfolio. The fair value is determined based on quoted market prices for new MBS issued by U.S. GSEs. Prices are then adjusted for differences in coupon, seasoning and credit quality between the Bank’s mortgage loans and the referenced MBS. The prices of the referenced MBS are highly dependent upon the underlying prepayment assumptions priced in the secondary market. Changes in the prepayment rates can have a material effect on the fair value estimates. Prepayment assumptions are susceptible to material changes in the near term because they are made at a specific point in time.

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

The Bank is subject to credit risk in derivatives transactions due to the potential nonperformance by the derivatives counterparties, all of which are highly rated institutions. To mitigate this risk, the Bank has entered into master-netting agreements for interest rate exchange agreements with highly rated institutions. In addition, the Bank has entered into bilateral security agreements with all active derivatives counterparties that provide for delivery of collateral at specified levels tied to those counterparties’ credit ratings to limit the Bank’s net unsecured credit exposure to these counterparties. The Bank has evaluated the potential for the fair value of the instruments to be affected by counterparty credit risk and has determined that no adjustments were significant or necessary to the overall fair value measurements.

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

The discounted cash flow analysis used to determine the fair value of derivative instruments utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest rate related:

•	LIBOR Swap Curve; and

•	Market-based expectations of future interest rate volatility implied from current market prices for similar options.
Mortgage delivery commitments:

•	To Be Announced (TBA) securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement.

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

Commitments. The fair value of the Bank’s unrecognized commitments to extend credit, including standby letters of credit, was immaterial at December 31, 2011 and 2010. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

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

Notes to Financial Statements (continued)

a material effect on the fair value estimates. These estimates are susceptible to material near term changes because they are made as of a specific point in time.

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at December 31, 2011 and 2010.

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$729,994	$—	$—	$729,994
TLGP investments	—	250,080	—	—	250,080
Mutual funds offsetting deferred compensation	4,211	—	—	—	4,211
Total trading securities	$4,211	$980,074	$—	$—	$984,285
AFS securities:
GSE securities	—	900,574	—	—	900,574
Mutual funds partially securing employee benefit plan obligations	1,998	—	—	—	1,998
GSE residential MBS	—	1,807,141	—	—	1,807,141
Private label MBS:
Private label residential	—	—	1,631,361	—	1,631,361
HELOCs	—	—	15,073	—	15,073
Total AFS securities	$1,998	$2,707,715	$1,646,434	$—	$4,356,147
Derivative assets:
Interest rate related	$—	$373,683	$—	$(337,585)	$36,098
Mortgage delivery commitments	—	158	—	—	158
Total derivative assets	$—	$373,841	$—	$(337,585)	$36,256
Total assets at fair value	$6,209	$4,061,630	$1,646,434	$(337,585)	$5,376,688
Liabilities:
Derivative liabilities:
Interest rate related	$—	$1,313,279	$—	$(871,312)	$441,967
Mortgage delivery commitments	—	8	—	—	8
Total liabilities at fair value	$—	$1,313,287	$—	$(871,312)	$441,975

Notes to Financial Statements (continued)

	December 31, 2010
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$879,861	$—	$—	$879,861
TLGP investments	—	250,094	—	—	250,094
Mutual funds offsetting deferred compensation	6,026	—	—	—	6,026
Total trading securities	$6,026	$1,129,955	$—	$—	$1,135,981
AFS securities:
Mutual funds partially securing employee benefit plan obligations	$1,998	$—	$—	$—	$1,998
Private label MBS:
Private label residential	—	—	2,200,438	—	2,200,438
HELOCs	—	—	15,357	—	15,357
Total AFS securities	$1,998	$—	$2,215,795	$—	$2,217,793
Derivative assets:
Interest rate related	$—	$367,128	$—	$(344,455)	$22,673
Mortgage delivery commitments	—	126	—	—	126
Total derivative assets	$—	$367,254	$—	$(344,455)	$22,799
Total assets at fair value	$8,024	$1,497,209	$2,215,795	$(344,455)	$3,376,573
Liabilities:
Derivative liabilities:
Interest rate related	$—	$1,298,181	$—	$(690,340)	$607,841
Mortgage delivery commitments	—	70	—	—	70
Total liabilities at fair value	$—	$1,298,251	$—	$(690,340)	$607,911
 Note:
(1)Amounts represent the effect of legally enforceable master netting agreements on derivatives that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

There were no transfers between Levels 1 and 2 during 2011 or 2010.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Year Ended December 31, 2011	AFS Private Label MBS- HELOCs Year Ended December 31, 2011	AFS Private Label MBS-Residential Year Ended December 31, 2010	AFS Private Label MBS- HELOCs Year Ended December 31, 2010
Balance at January 1	$2,200,438	$15,357	$2,380,973	$14,335
Total gains (losses) (realized/unrealized):
Included in net gains on sale of AFS securities	7,278	—	8,331	—
Included in net OTTI credit losses	(43,721)	(977)	(154,638)	(1,109)
Included in AOCI	56,588	5,007	467,299	7,238
Purchases, issuances, sales, and settlements:
Sales	(132,362)	—	(220,119)	—
Settlements	(547,785)	(4,314)	(600,602)	(5,107)
Transfer into (from) Level 3	—	—	—	—
Transfer of OTTI securities, from HTM to AFS	90,925	—	319,194	—
Balance at December 31	$1,631,361	$15,073	$2,200,438	$15,357
Total amount of gains (losses) for the years presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at December 31	$(43,721)	$(977)	$(123,217)	$(1,109)

In 2011, the Bank transferred four private label MBS from HTM to its AFS portfolio in the period in which the OTTI charge was recorded. In 2010, the Bank transferred seven private label MBS from its HTM portfolio to its AFS portfolio, in the period in which the OTTI charge was recorded. Further details, including the OTTI charges relating to this transfer and the rationale for the transfer, are presented in Note 5.

Notes to Financial Statements (continued)

Note 21 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

	December 31,
(in thousands)	2011			2010
Notional amount	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding (1)	6,509,575	192,507	6,702,082	$10,114,127
Commitments to fund additional advances and BOB loans	553,134	—	553,134	1,553,995
Commitments to fund or purchase mortgage loans	13,984	—	13,984	21,787
Unsettled consolidated obligation bonds, at par(2)	55,000	—	55,000	165,000
Notes:
(1) Includes approved requests to issue future standby letters of credit of $126.3 million and $485.3 million at December 31, 2011 and 2010, respectively.
(2) Includes $55.0 million and $85.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at December 31, 2011 and 2010, respectively

Commitments to Extend Credit on Standby Letters of Credit, Additional Advances and BOB Loans. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s Demand Deposit Account (DDA). Any remaining amounts not covered by the withdrawal from the member’s DDA are converted into a collateralized advance. The original terms of these standby letters of credit, including related commitments, range from less than one month to 4 years, including a final expiration in 2013. Commitments that legally bind and unconditionally obligate the Bank for additional advances, including BOB loans, can be for periods of up to twelve months.

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $799 thousand and $1.7 million as of December 31, 2011 and 2010, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at December 31, 2011 and 2010. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding at December 31, 2011 and 2010 of $7.3 billion and $7.4 billion, respectively.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $14.0 million and $21.8 million at December 31, 2011 and 2010, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at fair value.

Pledged Collateral. The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of December 31, 2011, the Bank has pledged total collateral of $886.7 million, including cash of $542.0 million and securities that cannot be sold or repledged with a fair value of $344.7 million0.0 million to certain of its derivative counterparties. As of December 31, 2010, the Bank had pledged total collateral of $647.3 million, including cash of $353.3 million and securities that cannot be sold or repledged with a fair value of $294.0 million, to certain of its derivative counterparties. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty. The Bank reported0.0 million$344.7 million and $294.0 million of the collateral as trading securities as of December 31, 2011 and 2010, respectively.

Notes to Financial Statements (continued)

Lease Commitments. The Bank charged to operating expense net rental costs of approximately $2.1 million for 2011, 2010 and 2009, respectively. Lease agreements for Bank premises generally provide for increases in the basic rentals resulting from increases in property taxes and maintenance expenses. Such increases are not expected to have a material effect on the Bank.

The table below presents the future minimum rentals for operating leases as of December 31, 2011.

	December 31, 2011
(in thousands)	Premises	Equipment	Total
2012	$1,892	$17	$1,909
2013	1,814	—	1,814
2014	1,849	—	1,849
2015	1,867	—	1,867
2016	1,780	—	1,780
Thereafter	16,842	—	16,842
Total	$26,044	$17	$26,061

Legal Proceedings. The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations, except as noted below.

Lehman Bankruptcy. As previously reported, on September 15, 2008, Lehman filed for bankruptcy. At that time, Lehman's subsidiary, Lehman Brothers Specialty Financing, Inc. (LBSF) was the Bank's largest derivatives counterparty. Lehman was a guarantor under the Bank's agreement with LBSF such that Lehman's bankruptcy filing triggered an event of default. Management determined that it was in the Bank's best interest to declare an event of default and designate September 19, 2008 as the early termination date of the Bank's agreement with LBSF. The Bank sent a final settlement notice to LBSF and demanded return of the balance of posted Bank collateral of approximately $41.5 million. As of June 30, 2011, the Bank maintained a $35.3 million reserve on the $41.5 million receivable. During the third quarter of 2011, the Bank and the management of the Lehman bankruptcy estate entered into a termination agreement concluding on the stipulated amount of the Bank’s claim on the Lehman estate. The Bank sold the stipulated claim resulting in a gain of approximately $1.9 million which was recognized in the third quarter of 2011.

Notes 1, 8, 11, 14, 15, 16, 17, 18, and 19 also discuss other commitments and contingencies.

Supplementary Data

The schedules in the applicable accounting regulations of the SEC that would normally appear in Item 8. Financial Statements and Supplementary Financial Data are included in the “Earnings Performance” and "Financial Condition" sections in Item 7. Management’s Discussion and Analysis in this Form 10-K.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

See “Item 8. Financial Statements and Supplementary Financial Data — Management's Annual Report on Internal Control over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

Item 9B: Other Information

None

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Following enactment of the Housing Act, the Bank's Board is comprised of a combination of industry directors elected by the Bank's member institutions (Member Directors) on a state-by-state basis and independent directors elected by a plurality of the Bank's members (Independent Directors). No member of the Bank's management may serve as a director of an FHLBank. The Bank's Board currently includes eight Member Directors and six Independent Directors. All of the Bank's Directors are required to be elected by the Bank's members.

Nomination of Member Directors

Member Directors are required by statute and regulation to meet certain specific criteria in order to be eligible to be elected and serve as Bank Directors. To be eligible, an individual must: (1) be an officer or director of a Bank member institution located in the state in which there is an open Bank Director position; (2) the member institution must be in compliance with the minimum capital requirements established by its regulator; and (3) the individual must be a U.S. citizen. See 12 U.S.C. 1427 and 12 C.F.R. 1261 et. seq. These criteria are the only permissible eligibility criteria that Member Directors must meet. The FHLBanks are not permitted to establish additional eligibility criteria or qualifications for Member Directors or nominees. For Member Directors, each eligible institution may nominate representatives from member institutions in its respective state to serve four-year terms on the Board of the Bank. As a matter of statute and regulation, only FHLBank stockholders may nominate and elect Member Directors. FHLBank Boards are not permitted to nominate or elect Member Directors. Specifically, institutions, which are members required to hold stock in the Bank as of the record date (i.e., December 31 of the year prior to the year in which the election is held), are entitled to participate in the election process.

With respect to Member Directors, under Finance Agency regulations, no director, officer, employee, attorney, or agent of the Bank (except in his/her personal capacity) may, directly or indirectly, support the nomination or election of a particular individual for a Member Directorship. Because of the laws and regulations governing FHLBank Member Director nominations and elections, an FHLBank does not know what factors the Bank's member institutions consider in selecting Member Director nominees or electing Member Directors. Under 12 C.F.R. 1261.9, if an FHLBank's Board has performed a self-assessment, then, in publishing the nomination or election announcement, that FHLBank can include a statement indicating to the FHLBank's members participating in the election what skills or experience the Board believes would enhance the FHLBank's Board. In 2011, the Bank included a statement in its nomination announcement that candidate diversity, especially gender diversity, should be considered by members when nominating candidates for Member Directorships. In 2010, the Bank followed this same process and included statements in its announcements that gender diversity should be considered by members when nominating candidates for Member Directorships. The Bank did not include a statement regarding skills, experience, or background in its 2009 or 2008 Member Director nomination or election announcements.

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

Finance Agency regulations permit a Bank Director, officer, attorney, employee, or agent and the Bank's Board and Advisory Council to support the candidacy of any person nominated by the Board for election to an Independent Directorship. Under the Finance Agency regulation governing Independent Directors, members are permitted to recommend candidates to be considered by the Bank to be included on the nominee slate, and the Bank maintains a standing notice soliciting nominations for Independent Director positions on its public website. The Bank's nomination notice to members for the 2011 Independent Director election included a statement encouraging members to consider diversity, including gender diversity. Prior to finalizing the Independent Director nominee slate, the Bank's Board (or representatives thereof) is required to consult with the Bank's Affordable Housing Advisory Council and the slate must be sent to the Finance Agency for its review.

In 2011, the Bank's Board selected Mr. Darr as the Independent Director nominee based on a determination that he met the required regulatory qualifications (e.g., financial management experience) described above. Mr. Darr was re-elected to the Bank's

Board in 2011 (for a term beginning January 2012) and his biographical information is set forth below.

In 2010, the Bank's Board selected Ms. Breakiron-Evans and Mr. Darr as Independent Director nominees based on a determination that they met the required regulatory qualifications (e.g., financial management experience) described above. Ms. Breakiron-Evans and Mr. Darr were elected to the Bank's Board in 2010 (for terms beginning January 2011) and their biographical information is set forth below.

In 2009, the Bank's Board selected Mr. Marlo as an Independent Director nominee based on a determination that he met the required regulatory qualifications (e.g., financial management experience) described above. The Board nominated Mr. Cortés as a public interest Independent Director, following a determination that he met the public interest Independent Director regulatory qualifications. Mr. Marlo and Mr. Cortés were elected to the Bank's Board in 2009 (for terms beginning January 2010) and their biographical information is set forth below.

In 2008, the Bank's Board selected Mr. Bond and Mr. Hudson as public interest Independent Director nominees, based on a determination that they met the required regulatory qualifications for a public interest director described above. Mr. Bond and Mr. Hudson were elected to the Bank's Board in 2008 (for terms beginning January 2009) and their biographical information is set forth below.

2011 Member and Independent Director Elections

Voting rights and process with regard to the election of Member and Independent Directors are set forth in 12 U.S.C. 1427 and 12 C.F.R. 1261. For the election of both Member Directors and Independent Directors, each eligible institution is entitled to cast one vote for each share of stock that it was required to hold as of the record date (December 31 of the preceding year); however, the number of votes that each institution may cast for each directorship cannot exceed the average number of shares of stock that were required to be held by all member institutions located in that state on the record date. The only matter submitted to a vote of shareholders in 2011 was the election of vacant Member and Independent Directors, which occurred in the fourth quarter of 2011 as described above. The Bank conducted these elections to fill the open Member and Independent Directorships for 2012 designated by the Finance Agency. In 2011, the nomination and election of Member Directors and Independent Directors was conducted electronically. No meeting of the members was held in regard to the election. The Board of the Bank does not solicit proxies, nor are eligible institutions permitted to solicit or use proxies to cast their votes in an election for Member or Independent Directors. The election was conducted in accordance with 12 C.F.R. 1261. The Member Director elected was William C. Marsh. The Independent Director re-elected was Mr. Darr. Information about the results of the election, including the votes cast, was reported in a Form 8-K filed on November 23, 2011, included as Exhibit 22.1 to this 2011 Form 10-K.

Information Regarding Current FHLBank Directors

The following table sets forth certain information (ages as of February 29, 2012) regarding each of the Directors serving on the Bank's Board, beginning on January 1, 2012. No Director of the Bank is related to any other Director or executive officer of the Bank by blood, marriage, or adoption.

Name	Age	Director Since	Term Expires	Board Committees
Dennis S. Marlo (Chair) (Independent)*	69	2002	2013	(a)(b)(c)(d)(e)
John K. Darr (Vice Chair) (Independent)*	67	2008	2015	(a)(b)(c)(d)(e)
Patrick A. Bond (Independent)	62	2007	2012	(b)(c)(e)
Maureen Breakiron-Evans (Independent)	57	2011	2014	(b)(c)
Rev. Luis A. Cortés, Jr. (Independent)**	54	2007	2013	(a)(d)
Brian A. Hudson (Independent)	57	2007	2012	(a)(d)(e)
William C. Marsh (Member)	45	2012	2015	(b)(d)
John C. Mason (Member)***	57	2009	2014	(b)(c)
Charlotte B. McLaughlin (Member)	58	2011	2014	(b)(c)(e)
John S. Milinovich (Member)	59	2009	2012	(a)(c)
Charles J. Nugent (Member)	63	2010	2013	(b)(d)
Bradford E. Ritchie (Member)	44	2011	2014	(a)(d)
Patrick J. Ward (Member)	56	2007	2013	(a)(d)(e)
Robert W. White (Member)	67	2009	2012	(a)(c)

(a) Member of Audit Committee
(b) Member of Finance and Risk Management Committee
(c) Member of Governance, Public Policy, and Human Resources Committee
(d) Member of Affordable Housing and Products & Services Committee
(e) Member of Executive Committee
(*) Serves on the Executive Committee and as a non-voting ex-officio member of other committees.
(**) Rev. Cortés served a previous term from 2002 to 2004 as an appointed director.
(***) Mr. Mason was originally appointed by the Board to fill a vacant non-guaranteed stock Member Director seat.
Note: prior to the enactment of the Housing Act, Directors Darr, Bond, Cortés, and Hudson were appointed by the Finance Agency which is reflected in the third column in the table above as the year in which their current period of continuous service on the Bank's Board began.

Dennis S. Marlo (Chair) Dennis Marlo has served on the Board of Directors of the Bank since November 2002. Mr. Marlo is currently Managing Director of Sanctuary Group LTD, a financial and executive advisory firm located in Malvern, Pennsylvania. Formerly he served as the Chief Financial Officer, Treasurer, and Chief Risk Management Officer of Sovereign Bank, N.A. Prior to Sovereign, he was the Chief Executive Officer of Main Line Bank. Previously, he was employed for 25 years at KPMG, LLC and its predecessor organizations, where he retired as a partner in the firm. A graduate of LaSalle University and a Certified Public Accountant (CPA), Mr. Marlo also completed studies at the Graduate School of Community Bank Management, University of Texas/Austin. He is currently the Chairman of the Board of Trustees of Harcum College in Bryn Mawr, Pennsylvania; a member of the Board of Directors of EnerSys in Reading, Pennsylvania; the Board of Directors of Main Line Health Real Estate, LP; the Board of Trustees of The Lankenau Medical Center Foundation in Wynnewood, Pennsylvania; and the Council of President's Associates of LaSalle University in Philadelphia. He is also a member of both the American and Pennsylvania Institutes of Certified Public Accountants and the Financial Managers Society, having served as the Chairman of its national board of directors.

John K. Darr (Vice Chair) John Darr originally joined the Board of Directors of the Bank in January 2008. Mr. Darr retired from the FHLBanks' Office of Finance at the end of 2007 where he served as CEO and Managing Director for 15 years. He was responsible for issuing debt in the global capital markets on behalf of the FHLBanks, consistent with their mission of providing low-cost liquidity for member-owner financial institutions. He also was responsible for issuing the FHLBank System's Combined Financial Statement and was intimately involved in the FHLBank System's SEC Registration process. Mr. Darr has a total of 41 years of business experience, including several years as Treasurer of FHLBank San Francisco, serving as a control officer of three member institutions, and as CFO of Sallie Mae, CEO of a registered investment management company, and Managing Director of Mortgage Finance at a securities dealer. In addition to his service on the Board of the Bank, Mr. Darr is a Trustee of a mutual fund complex serving as a Trustee of Advisors Inner Circle Fund I, Advisors Inner Circle Fund II, and Bishop Street Funds. Mr. Darr also serves as a Director of two non-profit entities, including Manna, Inc., a very low-income home builder, homeownership counseling, and mortgage lending entity in the District of Columbia. During his 17 years of service to this faith-based organization, Mr. Darr served as Chair of the Board's Audit and Finance Committee, as co-chair of its Leadership Committee and as a fund-raiser. Manna, Inc. is credited with having provided more than 1,000 units of affordable housing over the past 25 years as well as counseling hundreds of homebuyers.

Patrick A. Bond Patrick Bond joined the Board of Directors of the Bank in May 2007. He is a Founding General Partner of Mountaineer Capital, LP in Charleston, West Virginia. He graduated with a BS in Industrial Engineering and an MS in Industrial Engineering from West Virginia University. He is a former President of the West Virginia Symphony Orchestra, Chairman of the Board of Charleston Area Alliance, Member of the Board of Directors of Mid-Atlantic Technology Research and Innovation Center (MATRIC), and a former member of the Bank's Affordable Housing Advisory Council.

Maureen Breakiron-Evans Maureen Breakiron-Evans joined the Board of Directors of the Bank in January 2011. She retired in April 2008 as Chief Financial Officer of Towers Perrin, where she headed Finance Resources and was responsible for the firm's financial strategy since January 1, 2007. During 2005 and 2006, Ms. Breakiron-Evans was the General Auditor and Enterprise Risk Manager at CIGNA Corporation, one of the largest health insurers in the United States. Prior to that, Ms. Breakiron-Evans was Executive Vice President and CFO at Inovant, LLC, the VISA entity which was created to develop and operate Visa's payment and transactions systems globally. She has also served in several executive positions at Transamerica Corporation and was an Audit Partner with Arthur Andersen in San Francisco. Ms. Breakiron-Evans currently serves on the Boards of Cognizant Technology Solutions, Stetson University, and the World Affairs Council of Philadelphia. During 2005 through 2007, she also served on the Board of ING Direct. Ms. Breakiron-Evans is a CPA and holds degrees from Stetson University, Harvard Business School, and Stanford University.

Luis A. Cortés Luis Cortés joined the Board of Directors of the Bank in April 2007. Reverend Cortés has served as the President and CEO of Esperanza since its inception in 1986. Esperanza is the largest Hispanic faith-based organization in the country. The not-for-profit corporation has over 225 employees and manages a $20 million budget. The organization is networked with over twelve thousand Latino congregations in the United States. He is also President Emeritus of Hispanic Clergy of

Philadelphia, a religious organization. He has served as a Board member of the Bank from 2002 through 2004, which included his serving as Vice-Chairman of the Board. He also serves on the Board of The Cancer Treatment Centers of America, a privately held cancer hospital, as well as on the Board of the American Bible Society. He developed housing and commercial real estate in the millions of dollars in inner city communities and has published several books, two of which are focused on financial literacy.

Brian A. Hudson Brian Hudson joined the Board of Directors of the Bank in May 2007. Mr. Hudson is currently the Executive Director and Chief Executive Officer, Pennsylvania Housing Finance Agency (PHFA) in Harrisburg, Pennsylvania. He has a BA from Pennsylvania State University. He is a CPA and a Certified Treasury Professional (CTP). He is a member of the Board of National Council of State Housing Agencies, Chair of Commonwealth Cornerstone Group, Board member of National Housing Trust, and former member of the Federal Reserve Consumer Advisory Council.

William C. Marsh William Marsh joined the Board of Directors of the Bank in January 2012. Since January 2009, he has been Chairman of the Board, President and Chief Executive Officer of Emclaire Financial Corp. (Emclaire) and The Farmers National Bank of Emlenton (Emlenton). From June 2007 until January 2009, he was Chief Financial Officer/Treasurer of Emclaire and President of Emlenton. From June 2006 to June 2007, he was Executive Vice President and Chief Financial Officer/Treasurer of Emclaire and Emlenton.

John C. Mason John Mason was appointed by the Bank's Board to fill a vacant non-guaranteed stock seat on the Board and began his term January 1, 2009. Mr. Mason is ING Bank, fsb's (ING Direct USA) Chief Investment Officer and Treasurer. Mr. Mason joined ING Direct USA in June 2004. Mr. Mason has over 35 years of experience in the financial services industry. Mr. Mason graduated from Indiana University in Bloomington, Indiana with a BS degree in Business Economics. Mr. Mason is a participant in Junior Achievement programs and various community development activities.

Charlotte B. McLaughlin Charlotte McLaughlin joined the Board of Directors of the Bank in January 2010. Ms. McLaughlin is Executive Vice President of PNC Bank, N.A. and President and Chief Executive Officer of PNC Capital Markets, LLC. Ms. McLaughlin is responsible for all aspects of PNC's capital markets business, including product strategy, sales, risk management, and financial accountability. Ms. McLaughlin has over 30 years of banking and securities industry experience. She joined PNC's Corporate Banking business in July 1996 as senior vice president and managing director, responsible for the Derivatives Trading and Foreign Exchange groups. In August 2001, she assumed responsibility for the fixed income sales and trading area. She was named to her current position in July 2002. Prior to joining PNC, Ms. McLaughlin served as manager of Global Rate Risk Management Products for Mellon Bank. She is a director of the ABA Securities Association, Inc. in Washington, D.C. and is a member of the external advisory board for Penn State Schreyer Honors College. Ms. McLaughlin received her BS degree from Pennsylvania State University in 1975 and received a master's degree in finance from the University of Pittsburgh in 1981.

John S. Milinovich John Milinovich joined the Board of Directors of the Bank in January 2009. Mr. Milinovich is Executive Vice President, Treasurer, and CFO of Washington Financial Bank. Mr. Milinovich's 38-year career combines strong financial expertise with 13 years of banking experience gained through executive level finance, operations, and strategic planning functions and 25 years of public accounting experience, including audit, tax, and management consulting services. At Washington Financial Bank, Mr. Milinovich provides a leadership role for the Senior Management Group, manages the financial reporting process and investment portfolios for the Bank and its subsidiaries, heads up the annual budget process and oversees the Asset/Liability Management, Cash Management, Treasury and Liquidity processes. Mr. Milinovich has broad public accounting experience which spans from an international accounting firm (Ernst & Ernst - now Ernst & Young) to a number of medium-sized local CPA firms, including his own firm for over ten years. He also has experience serving as an independent Bank Director for a community bank. Mr. Milinovich holds a BS degree in Accounting from Duquesne University and has continuously maintained his CPA license in Pennsylvania from 1976 to present. He has completed the graduate-level America's Community Bankers - National School of Banking program at Fairfield University, where he received the prestigious Chairman's Award for leadership ability and academic excellence. Over the past few years, Mr. Milinovich has served as the past Chairman of the Washington County Chamber of Commerce, on the Steering Committee of the Southwestern PA Growth Alliance, on the Board of Directors of the Southwest Corner Workforce Investment Board, the Board of Governors of the Pennsylvania Economy League - Western Division, as Chairman of the Washington County Branch of the Pennsylvania Economy League, as Treasurer and Board Member of the United Way of Washington County, as Chairman of the PICPA State Continuing Professional Education Committee and as a Committee member of the PICPA State Education Committee.

Charles J. Nugent Charles J. Nugent joined the Board of Directors of the Bank in January 2010. Mr. Nugent is Vice President, Fulton Bank, N.A. and Senior Executive Vice President and Chief Financial Officer of Fulton Financial Corporation (Fulton Financial). Fulton Financial, a commercial bank holding company headquartered in the Third Federal Reserve District, has $16.4 billion in assets and owns six banking institutions located in Pennsylvania, New Jersey, Delaware, Maryland, and Virginia. Mr. Nugent is the Vice Chairman of the Risk Management Committee at Fulton Financial. Prior to joining Fulton in 1992, he served for eight years as the Chief Financial Officer of First Peoples Financial Corporation in New Jersey. Earlier in his career, he worked for Philadelphia National Corporation and Price Waterhouse. He has been active in a variety of community activities, having served on the Boards of Directors of St. Joseph's Hospital of Lancaster, the United Way of Lancaster County, the Susquehanna Association for the Blind and Vision Impaired and the Lancaster Symphony Orchestra. He currently serves on the Boards of the Hamilton Club of Lancaster and the YMCA of Lampeter-Strasberg. Mr. Nugent earned a BS degree in Business Administration from LaSalle University. He is a CPA.

Bradford E. Ritchie Bradford Ritchie joined the Board of Directors of the Bank in January 2011. Mr. Ritchie is currently the West Virginia President, Summit Community Bank. Prior to joining Summit Community Bank, he served as the President of Charleston Market of United Bank Inc. until July 2008. Before that, Mr. Ritchie spent seven years at Arnett & Foster, a West Virginia CPA firm. Mr. Ritchie is a graduate of West Virginia University with a degree in Business Administration/Accounting. He is a CPA and is a member of the Board of Directors of the West Virginia Society of Certified Public Accountants. Mr. Ritchie serves on the Board of Trustees of the University of Charleston and is a past director of the United Way of Central West Virginia and the Community Council of Charleston.

Patrick J. Ward Patrick Ward joined the Board of Directors of the Bank in January 2007. Mr. Ward is currently Chairman and Chief Executive Officer of Penn Liberty Bank. Mr. Ward has more than 20 years of experience in the banking industry, including executive experience with Citizens Bank of Pennsylvania and Commonwealth Bancorp in Malvern, PA. He also held a variety of positions at Mellon Bank. Mr. Ward is a graduate of Carnegie Mellon University with a degree in Economics and earned his MBA at The University of Notre Dame. He serves on the Boards of Directors of the Philadelphia Police Athletic League, EconomicsPennsylvania, and the Chester County Chamber Foundation.

Robert W. White Robert White joined the Board of Directors of the Bank in January 2009. Mr. White began his banking career in 1970 after serving as a First Lieutenant in the United States Army from 1966 to 1969, including a tour of duty in Vietnam. He joined Abington Bank in 1974. In 1991, he was appointed President and subsequently became CEO and Chairman of the Board of Abington Bank in 1994. Mr. White also served as Chairman of the Board, President, and CEO of Abington Community Bancorp, Inc., after the Bank's conversion to a mutual holding company in June 2004, and has served as Chairman of the Board, President, and CEO of Abington Bancorp, Inc., since the Bank's conversion to a full stock public company in June 2007. On October 1, 2011, Abington Bancorp, Inc. merged with Susquehanna Bancshares, Inc. and Abington Bank merged with Susquehanna Bank. Mr. White is currently a Senior Vice President of Susquehanna Bank and a director on the board of Susquehanna Bank and Susquehanna Bancshares, Inc.

Audit Committee

The Audit Committee has a written charter adopted by the Bank's Board of Directors. The Audit Committee is directly responsible for the appointment, compensation, and oversight of the Bank's independent Registered Public Accounting Firm (RPAF) and Chief Internal Auditor. The Audit Committee is also responsible for approving all audit engagement fees, as well as any permitted non-audit services with the independent RPAF. The Audit Committee pre-approves all auditing services and permitted non-audit services to be performed for the Bank by the independent RPAF. The independent RPAF reports directly to the Audit Committee. The Bank's Chief Internal Auditor also reports directly to the Committee.

The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of:

•	The Bank's financial reporting processes and the audit of the Bank's financial statements, including the integrity of the Bank's financial statements;

•	The Bank's administrative, operating, and internal accounting controls;

•	The Bank's compliance with legal and regulatory requirements;

•	The RPAF's qualifications and independence; and

•	The performance of the Bank's internal audit function and independent auditors.

As of February 29, 2012, the Audit Committee was composed of Messrs. Hudson (Chair), Milinovich (Vice Chair), Cortés, Ritchie, Ward, and White. The Audit Committee regularly holds separate sessions with the Bank's management, internal auditors, and independent RPAF.

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

Executive Officers
The following table sets forth certain information (ages as of February 29, 2012) regarding the executive officers of the Bank.

Executive Officer	Age	Capacity in Which Serves
Winthrop Watson	57	President and Chief Executive Officer
Kristina K. Williams	47	Chief Operating Officer and Chief Financial Officer
Craig C. Howie	49	Group Director, Member Services
Michael A. Rizzo	50	Chief Risk Officer
Dana A. Yealy	52	General Counsel and Corporate Secretary
Winthrop Watson was appointed by the Board of Directors as President and Chief Executive Officer, effective January 1, 2011. Previously, he was Chief Operating Officer of the Bank, a position that he assumed in November 2009. Mr. Watson served as Managing Director at J.P. Morgan in Hong Kong from 2007-2009 after serving that company in various capacities in New York for 22 years. In Hong Kong, he served as senior client executive for J.P. Morgan's Asia Pacific central banks and sovereign wealth funds, head of its Asia Pacific debt capital markets, and as chairman of its Asia Pacific investment banking business evaluation committee. Earlier, Mr. Watson was Managing Director of J.P. Morgan in New York, where he helped build the company's investment and commercial banking franchise for U.S. government-sponsored enterprises, including FHLBanks. His background also includes several financial advisory assignments on behalf of FHLBanks. Mr. Watson holds an MBA from Stanford University and a BA from the University of Virginia.
Kristina K. Williams joined the Bank on December 31, 2004 as Chief Accounting Officer. Ms. Williams became Chief Financial Officer (CFO) on February 1, 2006; was named Executive Vice President and CFO effective August 1, 2010 with additional responsibility for oversight of Information Technology, Administration, and Product Delivery; and was named Chief Operating Officer in addition to her other responsibilities effective May 1, 2011. Ms. Williams was named Acting Chief Risk Officer on December 1, 2009, and served in this role until March 1, 2010. Prior to joining the Bank, Ms. Williams was the Chief Financial Officer of Wholesale Banking for PNC Financial Services Group (PNC). Ms. Williams also spent time in SEC and

Regulatory Reporting and served as Director of Accounting Policy for PNC. Ms. Williams previously spent several years in public accounting with PricewaterhouseCoopers and Deloitte & Touche. Ms. Williams graduated magna cum laude from West Liberty State College and received her Masters in Professional Accountancy from West Virginia University. Ms. Williams is a CPA and a member of the American Institute of Certified Public Accountants, Pennsylvania Institute of Certified Public Accountants, and is the audit committee Chairperson on the Board of Directors for the West Liberty University Foundation.

Craig C. Howie joined the Bank in 1990, and is the Group Director of the Bank's Member Services department which includes Relationship Management, Marketing Services, MPF, Community Investment, and Product Delivery. Before joining the Bank, Mr. Howie worked for Chemical Bank in New York as an Assistant Vice President in Mortgage Capital Markets. Prior to that, Mr. Howie worked for GMAC as an Assistant Vice President in Secondary Marketing. Mr. Howie received a Bachelors degree in Finance and Marketing from Susquehanna University and a Masters degree in Business Administration with a concentration in Finance from Drexel University.

Michael Rizzo joined the Bank in March 2010 and is the Bank's Chief Risk Officer. Previously Mr. Rizzo served as the Chief Risk Officer of Residential Finance Group, the U.S. residential mortgage lending unit of GMAC ResCap. He was a member of ResCap's Executive Committee, chaired the company's major credit and operational risk committees, and served on its valuations and asset/liability management committees. In addition, Mr. Rizzo served as Chief Credit Officer for Ally (GMAC) Bank mortgage operations. Prior to joining GMAC Bank in 2006, Mr. Rizzo was a leader in GMAC Residential's operational risk management function. Previous experience includes approximately 15 years with Provident Bank in Cincinnati, FleetBoston Financial Corporation, and BankBoston. He holds a Bachelor of Science degree in Accounting from Bucknell University.
Dana A. Yealy joined the Bank in 1986, and has served as General Counsel since August 1991. Mr. Yealy is responsible for the legal, government relations, corporate secretary, and ethics functions of the Bank. Prior to joining the Bank, he was an attorney with the FHLBank of Dallas. Mr. Yealy earned his Bachelors degree in Economics from Westminster College, his Juris Doctorate from Dickinson School of Law, and his LL.M in Banking Law from the Boston University School of Law. Mr. Yealy is an active member of the Association of Corporate Counsel, the American Society of Corporate Secretaries, and the Society of Corporate Compliance and Ethics. Mr. Yealy is also a member of several committees of the American, Pennsylvania, and Allegheny County Bar Associations. Mr. Yealy serves on the Board of Directors of the Pittsburgh Civic Light Opera. In 2011, Mr. Yealy was appointed to the Intergovernmental Cooperation Authority, one of Pittsburgh's fiscal oversight boards, by the Republican leadership in Pennsylvania's House of Representatives.
Each executive officer serves at the pleasure of the Board of Directors. No executive officer is related to any other executive officer by blood, marriage, or adoption.

Code of Conduct
The Bank has adopted a code of ethics for all of its employees and directors, including its Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, Controller, and those individuals who perform similar functions. A copy of the code of ethics is on the Bank's public website, www.fhlb-pgh.com, and will be provided without charge upon written request to the Legal Department of the Bank at 601 Grant Street, Pittsburgh, PA 15219, Attention: General Counsel. Any amendments to the Bank's Code of Conduct are posted to the Bank's public website, www.fhlb-pgh.com.

Item 11: Executive Compensation

Compensation Discussion and Analysis

Introduction

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

The Bank's Board has determined that to make executive compensation decisions in a comprehensive manner, it is necessary to consider the nature and level of all elements of the Bank's compensation and benefits program to establish each element of the program at the appropriate level.

2011 Compensation Philosophy

The Bank's total compensation program is designed to:

•	Attract, motivate, and retain staff critical to the Bank's long-term success; and, thereby,

•	Enable the Bank to meet its public policy mission while balancing the evolving needs of customers and shareholders.

In 2011, the Bank's CEO and other Executives were compensated through a mix of base salary, eligibility for incentive compensation awards, benefits, and perquisites, with base salary as the core component of the total compensation package. The Bank's compensation plan for the CEO and other Executives establishes each component of compensation to be competitive within the FHLBank System. For 2011, the salary range data for comparable positions at the other FHLBanks served as the primary benchmark for the CEO and the other Executives with the Bank generally targeting to pay the median of such salary range. A periodic review of the financial services market survey data (defined as those institutions with assets less than $25 billion) is also conducted. Although the Bank had assets of $52 billion at December 31, 2011, for compensation purposes the Board has considered institutions with assets less than $25 billion to be comparable to the Bank in terms of the relative complexity of the business. As the Bank is a cooperative, it does not offer equity-based compensation as is typically offered in publicly traded financial services institutions; however, the Bank's incentive compensation and enhanced retirement benefits for the CEO and other Executives together are intended to provide a competitive compensation package.

For 2011, as part of an overall review of the Bank's compensation programs, the Bank evaluated the various aspects of these programs, taking into consideration associated risk as it pertained to the expectations and goals of each element of compensation. The Bank does not offer commission or similar bonus compensation programs. The only portion of the compensation package in which the risk element exists and should be considered is the incentive compensation awards. Details regarding the 2011 incentive compensation goals are discussed below.

Human Resources Committee's Role and Responsibilities

The Board's Governance, Public Policy, and Human Resources Committee (HR Committee) is responsible for the establishment and oversight of the CEO's compensation and oversight of other Executives' compensation. This includes setting the objectives of and reviewing performance under the Bank's compensation, benefits, and perquisites programs for the CEO and other Executives.

Additionally, the HR Committee has adopted the practice of periodically retaining compensation and benefit consultants and other advisors, as well as reviewing analysis from the Bank's Human Resources Department (HR Department), to assist in performing its duties regarding the CEO's and other Executives' compensation.

2011 Executive Compensation Study. For the purpose of assisting in its executive compensation decisions for 2012, in 2011 the Board engaged McLagan, an Aon Hewitt company, to conduct a review of the Bank's current executive compensation program focusing on base salary and incentive compensation levels. In this review, McLagan benchmarked the Bank's executive compensation against three peer groups: (1) commercial banks; (2) other FHLBanks; and (3) named executive officer benchmarks from publicly traded banks/financial institutions with $5-$20 billion in assets. For certain positions, when considering data from the larger peer group companies and with input from McLagan, applicable job specific benchmarks for the Bank's executive officers were identified as they were determined to be market comparable and represent realistic employment opportunities. Typically, these identified positions at the peer group institutions were at a lower level than the comparison Bank executive officer title (e.g., comparison of the CEO position to a COO or similar position(s) at such larger peer group companies).

The “commercial bank” peer group (“Divisional Head” benchmark) included the following firms:

ABN AMRO Securities (USA) LLC	DVB Bank	Regions Financial Corporation
AIB Capital Markets	Espirito Santo Investment	Royal Bank of Canada
Ally Financial Inc.	Fannie Mae	Sallie Mae
Australia & New Zealand Banking Group	Cincinnati, Dallas, Des Moines, Indianapolis, New York, San Francisco, Seattle and Topeka	Skandinaviska Enskilda Banken AB(Publ), NY Branch
Banco Bilbao Vizcaya Argentaria	Fifth Third Bank	Societe Generale
Banco Santander	First Midwest Bank	Standard Bank
Banco Hapoalim	First Tennessee Bank/First Horizon	Standard Chartered Bank
Bank of America	Freddie Mac	Sumitomo Mitsui Banking Corporation
Bank of China	Frost National Bank	Sun National Bank
Bank of the West	GE Capital	SunTrust Banks
Bank of Tokyo- Mitsubishi UFJ	HSBC Bank	Susquehanna International Group
Bayerische Landesbank	ING	SVB Financial Group
BBVA Compass	JP Morgan	TD Ameritrade
BMO Financial Group	KBC Bank	TD Securities
BNP Paribas	KeyCorp	The Bank of New York Mellon
BOK Financial Corporation	Landesbank Baden-Wuerttenberg	The Bank of Nova Scotia
Branch Banking & Trust Co.	Lloyds Banking Group	The CIT Group
Capital One	M&T Bank Corporation	The NorinchukinBank, New York Branch
China Construction Bank	Macquarie Bank	The Private Bank
China Merchants Bank	Mitsubishi Securities	The Sumitomo Trust & Banking Co. (U.S.A.)
Citi Global Consumer Group	Mitsubishi UFJ Trust & Banking Corporation (USA)	The Sumitomo Trust & Banking Co., Ltd.
CIBC World Markets	Mizuho Capital Markets	U.S. Bancorp
Citigroup	Mizuho Corporate Bank, Ltd.	UniCredit
City National Bank	National Australia Bank	Union Bank, N.A.
Comerica	Natixis	United Bank for Africa Plc
Commerzbank	Nord/LB	Webster Bank
Credit Agricole CIB	PNC Bank	Wells Fargo Bank
Credit Industriel et Commercial	Rabobank Nederland	WestLB
Dexia	RBS GBM	Westpac Banking Corporation
DnB NOR Markets, Inc.	RBS/Citizens Bank	Zions Bancorporation

The Federal Home Loan Bank peer group included the other 11 Federal Home Loan Banks.

The Named Executive Officer benchmarks from publicly traded banks/financial institutions with $5-$20 billion in assets included:

BancFirst Corp.	First Midwest Bancorp Inc.	Provident Financial Services
BancorpSouth Inc.	FirstMerit Corp.	Signature Bank
Bank of Hawaii Corp.	Fulton Financial Corp.	Sterling Financial Corp.
BankUnited Inc.	Glacier Bancorp Inc.	Susquehanna Bancshares Inc.
Boston Private Financial	Hancock Holding Co.	SVB Financial Group
CapitalSource Inc.	IBERIABANK Corp.	TCF Financial Corp.
Cathay General Bancorp	International Bancshares Corp.	Texas Capital Bancshares Inc.
Chemical Financial Corp.	Investors Bancorp Inc. (MHC)	Trustmark Corp.
Citizens Republic Bancorp Inc.	MB Financial Inc.	UMB Financial Corp.
Commerce Bancshares Inc.	National Penn Bancshares Inc.	Umpqua Holdings Corp.
Community Bank System Inc.	NBT Bancorp Inc.	United Bankshares Inc.
Cullen/Frost Bankers Inc.	Northwest Bancshares, Inc.	United Community Banks Inc.
CVB Financial Corp.	Old National Bancorp	Valley National Bancorp
Doral Financial Corp.	Oriental Financial Group Inc.	Webster Financial Corp.
F.N.B. Corp.	Pacific Capital Bancorp	WesBanco Inc.
First BanCorp.	PacWest Bancorp	Western Alliance Bancorp
First Commonwealth Financial	Park National Corp.	Wintrust Financial Corp.
First Financial Bancorp.	PrivateBancorp Inc.
First Interstate BancSystem	Prosperity Bancshares Inc.
The Bank targets the median total compensation from the benchmarked positions. The results of the McLagan study showed that the Bank's CEO and other Executives' base salaries were generally in line with the composite benchmark levels; however, the incentive compensation opportunities were below the benchmarks. The study noted that the Bank's relatively low annual incentive levels and the lack of a long-term incentive component contributed to the Bank's total compensation being below the competitive range. As a result, the study recommended that the Bank revise its executive officer incentive compensation plan for 2012 to (1) increase the award opportunity levels and (2) provide for deferral of 50% of the incentive award, with payment of such deferred amount contingent on the Bank meeting ongoing performance criteria over the long-term performance period. Additionally, to maintain compensation at a competitive level, the study recommended that the Bank establish a transition incentive plan to address the migration to an incentive compensation plan with a deferral component.

The HR Committee and the Board considered the study recommendations regarding incentive compensation and incorporated those recommendations in their adoption of the 2012 Executive Officer Incentive Compensation Plan (2012 Plan) and 2012 - 2013 Transition Plan (Transition Plan) discussed below.

Role of the Federal Housing Finance Agency

The FHLBanks' regulator, the Finance Agency, has been granted certain authority over executive compensation. Specifically under the Housing Act: (1) the Director of the Finance Agency is authorized to prohibit executive compensation that is not reasonable and comparable with compensation in similar businesses; (2) if an FHLBank is undercapitalized, the Director of the Finance Agency may also restrict executive compensation; and (3) if an FHLBank is determined to be in a troubled condition, the Finance Agency may reduce or prohibit certain golden parachute payments. The Finance Agency has directed the Bank and all the FHLBanks to submit to the Agency at least four weeks prior to action by the Bank's Board all proposed compensation and benefits actions regarding the CEO or other Executives that require Board approval and are subject to final Finance Agency review and non-objection.

The Finance Agency has established the following standards against which it will evaluate each FHLBank's executive compensation: (1) each individual executive's compensation should be reasonable and comparable to that offered to executives in similar positions at comparable financial institutions; (2) such compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock; (3) a significant percentage of incentive-based compensation should be tied to longer-term performance and indicators; and (4) the Board should promote accountability and transparency with respect to the process of setting compensation.

Determining the CEO's Cash Compensation

Winthrop Watson, previously the Bank's Chief Operating Officer, became President and CEO of the Bank effective January 1, 2011, and his base salary was revised to $625,000. Consistent with 2010, the HR Committee used the FHLBanks as the peer group for benchmarking the CEO's cash compensation in 2011. The Board determined that the chief executive officer positions at the other FHLBanks were the best comparison. In determining Mr. Watson's cash compensation (including both base salary and incentive compensation), it was compared to the median for all FHLBanks' chief executive officers.

Determining Other Executives' Cash Compensation

Regarding the other Executives' base salaries and incentive compensation, during 2011 the HR Department used the FHLBanks' survey data to determine competitive cash compensation and reviewed the data with the HR Committee. The base salary range midpoint for the other Executives was based on the median of the FHLBank System survey data. A review of the financial services industry survey data reflecting institutions with asset size of $25 billion or less was also used to determine consistency with FHLBank System survey data. Actual annual base salary and incentive compensation payout levels were evaluated based on review of the FHLBank survey data, length of service in the position, job performance, and the Bank's financial performance.

Effective January 1, 2011, base salary increases were provided to three other Executives: the Chief Risk Officer (CRO); Group Director, Member Services; and General Counsel; and are reflected in the Summary Compensation Table presented in this Item 11. Executive Compensation. The Chief Financial Officer, in connection with assuming the additional role of Chief Operating Officer, received a salary increase to $400,000 effective May 1, 2011. For 2012, merit increases were approved for the CEO and other Executives by the Board. All merit increases will be made effective as of January 1, 2012, subject to final Finance Agency review and non-objection.

Executive Officer Incentive Plans

2011 Temporary Incentive Plan (TIP):
The Board established the Amended and Restated TIP, effective as of January 1, 2011 (2011 TIP), which amended and restated the 2010 TIP, for the calendar year ended December 31, 2011. The 2011 TIP was designed to retain and motivate the CEO and other Executives during a period in which the Bank's financial condition was below typical performance levels in terms of earnings, dividend paying capacity, and excess capital stock repurchase activity. The 2011 TIP included a base incentive award opportunity and an additional incentive award opportunity, each contingent upon achievement of goals approved by the HR Committee and Board. Award levels were set at a percentage cap, based on individual executive level. The plan year for the base incentive award opportunity was the year ended December 31, 2011. The plan year/performance period for the additional incentive award was originally for the three-year period ending December 31, 2012, unless otherwise modified or terminated by the Board.

The base award opportunity levels in 2011, expressed as a percentage of base salary, were:

Position	Cap
CEO	Up to 22%
Other Executives	Up to 20%

On September 19, 2011, the Board further amended the 2011 TIP (Amended 2011 TIP) such that the performance period for the additional incentive award would end December 31, 2011. Refer to the base and additional incentive award TIP goals, as amended, which are set forth below in the notes to the Summary Compensation Table. Other key terms of the amendment included: (1) changing the opportunity level for achievement of the additional incentive award goals by December 31, 2011 to 80% of base salary for the CEO and 54% of base salary for the other Executives; (2) amending the measurement of the additional incentive award goals to provide that “return to normal operations” shall mean achievement of the four goals during any one quarter during the plan year; and (3) capping the amount of each individual participant's base incentive award and additional incentive award under the Plan so that the aggregate of the base and additional awards shall not exceed 100% of the participant's base salary. The Finance Agency issued its non-objection to these revisions on September 27, 2011. See the Current Report filed on Form 8-K on October 3, 2011 and Exhibit 10.10.3.1 to the Bank's quarterly report filed on Form 10-Q for the quarter ended September 30, 2011 for additional information.

The Board has the discretion to determine whether or not to pay awards, increase awards, or reduce awards. This includes cases in which the goals may or may not have been met. In 2011, the Board did not exercise its discretion to increase, decrease, or eliminate award payouts. The Bank did not meet certain award opportunity goals in 2011; therefore, no payments were made to the CEO or to the other Executives with respect to those specific goals.

The Board could adjust downward the amount of the payout based on the results of the goals noted above. Additionally, the Board could take into consideration other factors that it deems appropriate when reviewing and approving any recommended payouts.

2012 Executive Officer Incentive Compensation Plan:
For 2012, the Board has adopted the 2012 Plan which is subject to final Finance Agency review and non-objection. The 2012 Plan is designed to retain and motivate executive officers and reward (1) achievement of key annual goals and (2) maintenance of satisfactory financial condition and member value over the longer term. The 2012 Plan establishes the following award opportunity levels (expressed as a percentage of base salary):

Participant Level	Threshold	Target	Maximum
CEO	40%	70%	100%
COO/CFO	30%	50%	70%
Other NEOs	20%	40%	60%

Following December 31, 2012, the Board will evaluate performance against the incentive goals set forth under the Grants of Plan-Based Awards table applicable to awards granted for 2012 and determine the total incentive award (if any) based on that performance. The total incentive award will be divided into two equal parts: (1) a current incentive award; and (2) a deferred incentive award, payable in installments. The following table illustrates how the 2012 current awards and deferred incentive award installments would be paid:

Payment	Description	Payment Year*
Current Incentive Award	50% of total award	2013
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2014
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2015
Deferred Incentive Award installment	Up to 33 1/3% of deferred incentive award	2016
* Payment will be made no later than March 15 in the year indicated.

Stated Bank Performance Criteria. Payment of each deferred incentive award installment is contingent on the Bank continuing to meet the stated Bank performance criteria. In addition, the 2012 Plan provides that in no event will the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary. The Bank performance criteria are:

•	Market Value of Equity to Par Value of Capital Stock at the level set forth under the Grants of Plan-Based Awards table below; and

•
Retained Earnings Level. This criterion shall be measured such that the retained earnings coverage ratio in effect at December 31, 2012 is within the stated ranges as of December 31, 2013, 2014 and 2015. The retained earnings coverage ratio is the dollar amount of the Bank's actual retained earnings at December 31, 2012 expressed as a percentage of the dollar amount of the Bank's retained earnings target at the level set forth under the Grants of Plan-Based Awards table below.

At least one of the two stated quantitative criteria above must be met in the preceding year for any installment payment to be made. The Board will also consider and may exercise its discretion to adjust an award downward based on the following qualitative criteria: (1) remediation of examination findings; and (2) timeliness of Finance Agency, SEC, and OF Filings. See notations under Grants of Plan-Based Awards table for details regarding the Bank performance criteria.

Participant Requirements of Continued Employment and Satisfactory Performance. Participants who terminate employment with the Bank for any reason other than death, disability, or retirement (as defined in the 2012 Plan) prior to the current incentive award payout date will not be eligible for an award. Participants who terminate employment due to retirement or involuntary termination (other than for cause) after the current incentive award payout date but before completion of the payment of all corresponding deferred incentive award installments shall receive such deferred incentive award installment payments at the same time as such payments are made to plan participants who are current Bank employees. Participants who otherwise resign employment before the completion of the payment of all corresponding deferred incentive award installments shall not receive payment of such installments. Any participant who is terminated by the Bank for cause (as defined in the 2012 Plan) prior to receiving payment of all corresponding deferred incentive award installments shall not receive payment of any remaining unpaid deferred incentive award installments. Finally, the plan provides for vesting of deferred award installments in the event of a Change in Control. See Exhibit 10.10 to this Form 10-K for the full terms of the 2012 Plan.

Additional Incentives

From time to time, the CEO has recommended, and the Board has approved, additional incentive awards in connection with specific projects or other objectives of a unique, challenging, and time-sensitive nature. No such additional incentive awards were granted in 2011.

2012 - 2013 Transition Incentive Plan

The Transition Plan was put into place to assist in the transition of the Bank's executive incentive plan from a plan without a deferred component to one with a deferred component and is subject to final Finance Agency review and non-objection. The Transition Plan will be administered consistent with the terms of the Bank's 2012 Plan excluding those provisions governing deferred awards. The annual goals under the 2012 Plan serve as the goals for the Transition Plan and the annual goals established under any 2013 executive incentive compensation plan will serve as the 2013 transition plan goals. The award levels under the Transition Plan were established to bridge the participants' cash compensation levels until the ongoing deferred payments are fully implemented and are expressed as a percentage of base salary as follows:

Participant Level		Threshold Incentive Award Opportunity	Target Incentive Award Opportunity	Maximum Incentive Award Opportunity
CEO	2012 2013	11.4% 8.6%	20.0% 15.0%	28.5% 21.5%
COO/CFO	2012 2013	8.55% 6.45%	14.3% 10.7%	20.0% 15.0%
Other NEOs	2012 2013	5.7% 4.3%	11.4% 8.6%	17.1% 12.9%

The Transition Plan further provides that in no event will the aggregate amount of any transition award, current incentive award, and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary. See Exhibit 10.10.1 to this Form 10-K for full terms of the Transition Plan.

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

Additionally, the Bank may provide a tax gross-up for some of the perquisites offered, including relocation benefits. Perquisites for the CEO and other Executives are detailed on the Summary Compensation Table and accompanying narrative, where aggregate perquisites exceeded $10,000.

Employee Benefits

The Board and Bank management are committed to providing competitive, high-quality benefits designed to promote health, well-being, and income protection for all employees. As described above, the Bank has benchmarked the level of benefits provided to the CEO and other Executives to the other FHLBanks and financial services firms. The Bank offers all employees a core level of benefits and the opportunity to choose from a variety of optional benefits. Core and optional benefits offered include, but are not limited to, medical, dental, prescription drug, vision, long-term disability, short-term disability, flexible spending accounts, worker's compensation insurance, and life and accident insurance. The CEO and other Executives participate in these benefits on the same basis as all other full-time employees. Beginning January 1, 2010, the CEO and other Executives were eligible for a parking allowance.

Qualified and Nonqualified Defined Benefit Plans

The Bank participates in the Pentegra Defined Benefit Plan for Financial Institutions (Defined Benefit Plan), a tax-qualified, multi-employer defined-benefit plan. The Defined Benefit Plan is a funded, noncontributory plan that covers all eligible employees. For all employees hired prior to January 1, 2008, benefits under the plan are based upon a 2% accrual rate, the employees' years of service and highest average base salary for a consecutive three-year period. Employees are not fully vested until they have completed five years of employment. The regular form of retirement benefits provides a single life annuity, with a guaranteed 12-year payment. A lump-sum payment and other additional payment options are also available. As a result of changes to the Defined Benefit Plan, for all employees hired on or after January 1, 2008, benefits under the plan are based upon a 1.5% accrual rate and the highest average base salary for the most recent consecutive five-year period. The regular form of retirement benefit payment guaranteed for the life of the retiree but not less than 120 monthly installments. If a retiree dies before 120 monthly installments have been paid, his beneficiary would be entitled to the commuted value of such unpaid installments paid in a lump sum. The benefits are not subject to offset for Social Security or any other retirement benefits received.

The CEO and other Executives also participate in a Supplemental Executive Retirement Plan (SERP). The SERP provides the CEO and other Executives with a retirement benefit that the Bank is unable to offer under the Defined Benefit Plan due to Internal Revenue Code (IRC) and Defined Benefit Plan limitations, including the IRC limitations on qualified pension plan benefits for employees earning cash compensation of at least $245 thousand for 2011.

As a nonqualified plan, the SERP benefits do not receive the same tax treatment and funding protection as the Defined Benefit Plan, and the Bank's obligations under the SERP are a general obligation of the Bank. The terms of the SERP provide for distributions from the SERP upon termination of employment with the Bank or in the event of the death or disability of the employee. Payment options under the SERP include annuity options as well as a lump-sum distribution option.

The portion of the incentive compensation award percentages that are included in determining the CEO's and other Executives' SERP benefit is capped at no more than the amount of the incentive compensation award referenced in the SERP plan document.

Qualified and Nonqualified Defined Contribution Plans

All employees have the option to participate in the Financial Institutions Thrift Plan (Thrift Plan), a qualified defined contribution plan under the IRC. Subject to IRC and Thrift Plan limitations, employees can contribute up to 50% of their base salary in the Thrift Plan. The Bank matches employee contributions based on their length of service and the amount of employee contribution as follows:

Years of service:	Bank match:
2-3 years	100 % match up to 3% of employee's base salary
4-5 years	150 % match up to 3% of employee's base salary
More than 5 years	200 % match up to 3% of employee's base salary

In addition to the Thrift Plan, the CEO and other Executives are also eligible to participate in the Supplemental Thrift Plan, an unfunded nonqualified defined contribution plan that, in many respects, mirrors the Thrift Plan. The Supplemental Thrift Plan ensures, among other things, that the CEO and other Executives whose benefits under the Thrift Plan would otherwise be restricted by certain provisions of the IRC or limitations in the Thrift Plan are able to make elective pretax deferrals and receive the Bank matching contributions on those deferrals. In addition, the Supplemental Thrift Plan permits deferrals of Bank matching contributions on the incentive compensation awards, subject to the limits on deferrals of compensation under the Supplemental Thrift Plan.

Thirty days prior to the beginning of the calendar year in which the compensation is to be earned and paid, the CEO and other Executives may elect to defer a percentage of their cash compensation. The CEO and other Executives may defer up to 80% of their total cash compensation, less their contributions to the Qualified Thrift Plan. The TIP provides for an additional incentive award based on the financial performance of the Bank. This additional incentive award is not eligible for deferral under the Supplemental Thrift Plan.

For each deferral period in the Supplemental Thrift Plan, the Bank credits a matching contribution equal to:

•	200% match on up to 3% of the CEO's or other Executives' base salary and annual incentive compensation irrespective of their years of service; less

•	The Bank's matching contribution to the Qualified Thrift Plan.

The terms of the Supplemental Thrift Plan provide for distributions upon termination of employment with the Bank, in the event of the death of the employee or upon disability, at the discretion of the HR Committee, and in accordance with applicable IRC and other applicable requirements. Payment options under the Supplemental Thrift Plan include a lump-sum payment and annual installments for up to 10 years. No loans are permitted from the Supplemental Thrift Plan.

The portion of any incentive compensation award that is eligible for a Bank matching contribution under the Supplemental Thrift Plan is capped at no more than the amount of the incentive award referenced in the Supplemental Thrift Plan document.

Rabbi Trust Arrangements

The Bank has established Rabbi trusts to secure benefits under both the SERP and Supplemental Thrift Plan. See the Pension Benefits Table and Nonqualified Deferred Compensation Table and narratives below for more information.

Additional Retirement Benefits

Effective January 1, 2010, the Bank provides post-retirement medical benefit dollars in the form of a Health Reimbursement Account (HRA) for retirees and their spouses age 65 and older. HRA dollars can be used to purchase individual healthcare coverage and other eligible out-of-pocket healthcare expenses. In 2011, the Bank contributed $1,320 annually to the HRA account for a retiree and $660 annually for a retiree's spouse. The Bank will contribute the same amounts in 2012.

Severance Policy (excluding change-in-control)

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

The Board provided a separate severance agreement as part of the employment offer for the CEO, providing for severance in the amount of 12 months salary which is more fully described in the Post-Termination Compensation Table. The Board determined that such severance arrangements are a common practice in the marketplace.

Change-in-Control (CIC) Agreements

The Bank has entered into CIC agreements with the CEO and other Executives. The Board believes that CIC agreements are an important recruitment and retention tool and that such agreements enable the CEO and other Executives to effectively perform and meet their obligations to the Bank if faced with the possibility of consolidation with another FHLBank. Several FHLBanks have such agreements in place with their executives. These agreements are a common practice in the financial services industry.

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

With the appointment of Winthrop Watson as CEO effective January 1, 2011, the Bank executed an Amended and Restated CIC Agreement, effective January 1, 2011, as disclosed in the Bank's Current Report on Form 8-K filed on December 8, 2010. Accordingly, during 2011, the CEO would also have been eligible for a payment equal to: (1) 12% of his compensation (as defined in the Bank's supplemental thrift plan) and (2) the retirement benefit amount that would have been provided under the qualified and nonqualified defined benefit plans if the CEO's qualified and nonqualified retirement plan benefits had vested as of December 31, 2011. See Exhibit 10.9.4 to the Bank's 2010 Annual Report filed on Form 10-K for details regarding this agreement.

Compensation Committee Interlocks and Insider Participation

There were no Interlocks in 2011 and there are no current Interlocks. With respect to Directors Bond, McLaughlin, and Mason, see Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K for information regarding transactions with Mountaineer Capital LP, PNC Bank, and ING Bank, respectively, which were approved under the Bank's Related Person Transaction Policy.

The Governance, Public Policy, and Human Resources Committee of the Board of Directors

Patrick A. Bond            Chair
Maureen Breakiron-Evans        Vice-Chair
John C. Mason
Charlotte B. McLaughlin
John S. Milinovich
Robert W. White

Summary Compensation Table (SCT)

Name and Principal Position	Year	Salary	Bonus	Non-Equity Incentive Plan Compensation	Change in Pension Value (6)	All Other Compensation	Total
Winthrop Watson (1) President and CEO	2011	$625,000	$—	$593,156	$104,000	$40,508	$1,362,664
	2010	425,000	—	49,725	48,000	40,000	562,725
	2009	49,905	155,000	3,825	7,000	77,244	292,974
Kristina K. Williams (2) Chief Operating Officer and Chief Financial Officer	2011	$381,667	$—	$270,200	$135,000	$25,346	$812,213
	2010	319,307	—	40,365	62,000	21,392	443,064
	2009	289,380	30,000	31,253	43,000	22,106	415,739
	2011	$286,004	$—	$189,048	$40,000	$19,115	$534,167
Michael A. Rizzo (3) Chief Risk Officer	2010	229,170	—	32,175	17,000	121,149	399,494
Dana A. Yealy (4) General Counsel	2011	$260,444	$—	$175,930	$377,000	$17,409	$830,783
	2010	250,427	—	29,300	168,000	16,961	464,688
	2009	250,427	—	27,046	150,000	20,155	447,628
Craig C. Howie (5) Group Director, Member Services	2011	$259,259	$—	$175,130	$296,000	$17,368	$747,757
	2010	254,800	—	29,812	126,000	17,208	427,820
	2009	254,800	—	27,518	111,000	20,506	413,824
Notes:
 (1) For 2011, Mr. Watson's non-equity incentive plan compensation was the amended TIP described below. All other compensation included employer contributions to defined contribution plans of $40,484. For 2010, Mr. Watson's non-equity incentive plan compensation was the 2010 TIP described in the Bank's 2010 Form 10-K. All other compensation included employer contributions to defined contribution plans of $25,730, and perquisites totaling $14,246. Perquisites included parking benefits, personal miles on a company vehicle and club membership fees. Mr. Watson was hired on November 18, 2009. As part of the management of the overall compensation package provided to Mr. Watson, a total bonus of $155,000 was approved by the Board. Mr. Watson received $75,000 as a signing bonus upon employment and a guaranteed bonus in the amount of $80,000 paid on November 30, 2010. Mr. Watson was eligible to participate in the Bank's 2009 TIP on a prorated basis. Mr. Watson's non-equity incentive plan compensation was the TIP described in the Bank's 2008 Form 10-K. All other compensation included employer contributions to defined contribution plans of $2,125, and perquisites totaling $75,095. Perquisites included relocation expenses and parking benefits.

(2) For 2011, Ms. William's non-equity incentive plan compensation was the amended TIP described below. All other compensation included employer contributions to defined contribution plans of $25,322. For 2010, Ms. William's non-equity incentive plan compensation was the 2010 TIP described in the Bank's 2010 Form 10-K. All other compensation included employer contributions to defined contribution plans of $21,368. For 2009, Ms. Williams' non-equity incentive plan compensation was the TIP described in the Bank's 2008 Form 10-K. A total bonus of $30,000 was paid to Ms. Williams in recognition of her work in assuming duties as Acting Chief Risk Officer until a Chief Risk Officer was hired. All other compensation included employer contributions to defined contribution plans of $17,630 and unused vacation benefits of $4,452.

(3) For 2011, Mr. Rizzo's non-equity incentive plan compensation was the amended TIP described below. All other compensation included employer contributions to defined contribution plans of $19,091. Mr. Rizzo was hired on March 1, 2010. Mr. Rizzo was eligible to participate in the Bank's 2010 TIP. For 2010, Mr. Rizzo's non-equity incentive plan compensation was the 2010 TIP described in the Bank's 2010 Form 10-K. All other compensation included employer contributions to defined contribution plans of $13,375 and perquisites totaling $107,750. Perquisites included parking benefits, relocation expenses and temporary housing.

(4) For 2011, Mr. Yealy's non-equity incentive plan compensation was the amended TIP described below. All other compensation included employer contributions to defined contribution plans of $17,385. For 2010, Mr. Yealy's non-equity incentive plan compensation was the 2010 TIP described in the Bank's 2010 Form 10-K. All other compensation included employer contributions to defined contribution plans of $16,937. For 2009, Mr. Yealy's non-equity incentive plan compensation was the TIP described in the Bank's 2008 10-K. All other compensation included employer contributions to defined contribution plans of $15,315 and unused vacation benefits of $4,816.

(5)
For 2011, Mr. Howie's non-equity incentive plan compensation was the amended TIP described below. All other compensation included employer contributions to defined contribution plans of $17,344. For 2010, Mr. Howie's non-equity incentive plan compensation was the 2010 TIP described in the Bank's 2010 Form 10-K. All other compensation included employer contributions to defined contribution plans of $17,184. For 2009, Mr. Howie's non-equity incentive plan compensation was the TIP described in the Bank's 2008 Form 10-K. All other compensation included employer contributions to defined contribution plans of $15,582 and unused vacation benefits of $4,900.

(6)
The calculation reflects the lower level of interest rates in 2011 as compared to 2010. For the interest rates used to determine these amounts, refer to the discussion below in the "Change in Pension Value" section.

Non-Equity Incentive Plan Compensation:

The 2011 base incentive award opportunity levels under the Amended 2011 TIP (expressed as a percentage of base salary) were as follows:

•	CEO - up to 22% and

•	Other Executives - up to 20%.

To receive a TIP award payment, Bank management had the following nine operational goals established by the Board. Each goal includes performance measures at threshold, target and maximum with the exception of the regulatory requirement goals in which there is no payout unless all objectives have been met. The specific performance measure and total weighting for each goal, as well as the payout achievement level for each, is detailed below and in the following table for the CEO and all Other Executives except for the CRO:

•	MV/CS:
A.Achieve MV/CS percentage at December 31, 2011 (15 % weighting);

•	Earnings:

B.
Achieve adjusted earned dividend spread after assessment (10% weighting). The measurement of this goal is calculated as the ratio of adjusted earnings to average capital stock, less the average three month LIBOR rate. Adjusted earnings is defined within the Financial Highlights section in Item 6, of this Form 10-K. For additional information regarding the MV/CS measure and earned dividend spread see the "Qualitative and Quantitative Disclosures Regarding Market Risk" discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K;

C.    Increase retained earnings (15% weighting);

•	Affordable Housing:

D.	Increase the number of members that submit an application, enroll in or participate in a community investment product or initiative (10% weighting);

•	Regulatory Requirements:

E.	Address regulatory priorities in existence at December 31, 2010 (10% weighting - maximum achievement only);

F.	Achieve a targeted regulatory rating (10% weighting - maximum achievement only);

•	Member Outreach:

G.	Increase the amount of member outreach in 2011 (15% weighting);

•	Member Product Usage:

H.	Increase the average number of Bank product touch points with CFI members (7.5% weighting); and

•	Advances Usage:

I.	Maintain the percentage of average borrowing members among the total membership (7.5% weighting).

		To Achieve:					Payout % (1)
Goal	Weighting	Min Payout 70%	Target Payout 90%	Max Payout 110%	2011 Results	Payout Achieved	CEO (22% cap)	Other NEOs excluding the CRO (20% cap)
A	15%	Maintain above 90	>90 to 95	>95	96.9	110%	3.63%	3.30%
B	10%	1.44%	1.58%	1.74%	1.49%	77.2%	1.70%	1.54%
C	15%	$47 million	$52 million	$57 million	$38 million	0%	0.00%	0.00%
D	10%	90	95	100	102	110%	2.42%	2.20%
E	10%	Max only	Max only	All	10 of 11	0%	0.00%	0.00%
F	10%	Max only	Max only	Upgrade	Not met	0%	0.00%	0.00%
G	15%	147	157	165	175	110%	3.63%	3.30%
H	7.5%	Maintain average at 1.97	Increase to 2.02	Increase to 2.10	2.19	110%	1.82%	1.65%
I	7.5%	75%	77%	80%	79%	103.4%	1.71%	1.56%
Total Payout						67.75%	14.91%	13.55%

Named Executive Officer	Salary on which Incentive is Based (2)	Base Incentive Payout % (1)	Base Incentive Payout $
Winthrop Watson	$625,000	14.91%	$93,156
Kristina K. Williams	$400,000	13.55%	$54,200
Dana A. Yealy	$260,444	13.55%	$35,290
Craig C. Howie	$259,259	13.55%	$35,130
(1)Payout percentages have been rounded to two decimal places; payout amounts reflect actual dollars paid.
(2) Base salary in effect on January 1, 2011 was used to calculate Additional Payout amounts with the exception of
Kristina K. Williams whose May 1, 2011 salary was used due to a promotion to Chief Operating Officer &
Chief Financial Officer.

For the CRO, the specific performance goals, measurement of the goals and weighting for each goal are as follows:

•	MV/CS:
A.    Achieve MV/CS percentage at December 31, 2011 (15% weighting);

•	Earnings:

B.	Increase retained earnings (15% weighting);

•	Regulatory Requirements:

C.	Address regulatory priorities in existence at December 31, 2010 (20% weighting - maximum achievement only);
D.    Achieve a targeted regulatory rating (10% weighting - maximum achievement only);

•	Member Outreach:

E.	Increase the amount of member and potential member outreach in 2011 (15% weighting); and

•	Risk Appetite:

F.
Develop framework that documents management's expectations and philosophy concerning operational excellence; ensure communication of framework to all employees; and provide training and reinforcement of framework and specific operational excellence-oriented training sessions (25% weighting).

		To Achieve:
Goal	Weighting	Min Payout 70%	Target Payout 90%	Max Payout 110%	2011 Results	Payout Achieved	CRO (20% cap) (1)
A	15%	Maintain above 90	>90 to 95	>95	96.9	110%	3.30%
B	15%	$47 million	$52 million	$57 million	$38 million	0%	0.00%
C	20%	Max only	Max only	All	10 of 11	0%	0.00%
D	10%	Max only	Max only	Upgrade	Not met	0%	0.00%
E	15%	147	157	165	175	110%	3.30%
F	25%	Fully complete all tasks with 4 training sessions	Fully complete all tasks with 5 training sessions	Fully complete all tasks with 6 training sessions	Fully complete with 6+ training sessions	110%	5.50%
Total Payout						60.50%	12.10%

Named Executive Officer	Salary on which Incentive is Based	Base Incentive Payout % (1)	Base Incentive Payout $
Michael A. Rizzo	$286,004	12.10%	$34,606

(1)	Payout percentages have been rounded to two decimal places; payout amounts reflect actual dollars paid.

Additional Incentive Award Opportunity TIP Goals, as Amended. In addition to the base incentive award, the CEO and other Executives were eligible for an additional incentive award, based on the Bank's financial performance during the two-year period (2010 and 2011). The additional award opportunity was payable in the year following the achievement of the specific financial performance goals. The additional incentive award opportunity financial performance goals were as follows:
A.    MV/CS must exceed 85%;

B.	Quarterly GAAP net income must exceed the average 3-month LIBOR on total capital stock while staying within the Board-approved duration of equity limits;
C.    Increase retained earnings consistent with the Board-approved retained earnings policy; and

D.	Achieve a level of retained earnings that exceed negative AOCI attributable to the Bank's private-label MBS portfolio.

Under the Amended 2011 TIP, if the Bank met the four goals set forth above in at least one quarter during the additional award period (2010 and 2011), while remaining in compliance with Board-approved risk measures, participants were eligible for an additional incentive award.

In early 2012, it was determined that the Bank met the four criteria in at least one quarter in 2011. The payout amounts are set forth in the following table:

NEO	Salary on which Incentive is Based(1)	Additional Incentive Payout %	Additional Incentive Payout $
Winthrop Watson	$625,000	80%	$500,000
Kristina K. Williams	$400,000	54%	$216,000
Michael A. Rizzo	$286,004	54%	$154,442
Dana A. Yealy	$260,444	54%	$140,640
Craig C. Howie	$259,259	54%	$140,000
(1) Base salary in effect on January 1, 2011 was used to calculate Additional Payout amounts with the exception of
Kristina K. Williams whose May 1, 2011 salary was used due to a promotion to Chief Operating Officer & Chief Financial Officer.

Payouts under the 2011 TIP were subject to prior Finance Agency review. Actual payments were made subsequent to that review.

Change in Pension Value:

The Qualified Plan provides a benefit of 2.00% of a participant's highest 3-year average earnings, multiplied by the participant's years of benefit service for employees hired prior to January 1, 2008; or 1.50% of a participant's highest 5-year average earnings, multiplied by the participant's years of benefit service for employees hired on or after January 1, 2008. Earnings are defined as base salary, subject to an annual IRS limit of $245,000 on earnings for 2011. Annual benefits provided under the Qualified Plan also are subject to IRS limits, which vary by age and benefit payment type. The participant's accrued benefits are calculated as of December 31, 2010 and 2011. The present value is calculated using the accrued benefit at each date multiplied by a present value factor based on an assumed age 65 retirement date, 50% of the benefit using the 2000 RP Mortality table (generational mortality table for annuities) and 50% of the benefit using the 2000 RP Mortality table (static mortality table for lump sums) and 5.54% and 4.40% interest respectively. The difference between the present value of the December 31, 2011 accrued benefit and the present value of the December 31, 2010 accrued benefit is the “change in pension value” for the Qualified Plan.

The Nonqualified Plan (the SERP) provides benefits under the same terms and conditions as the Qualified Plan, except earnings are defined as base salary plus incentive compensation. Also, the SERP does not limit annual earnings or benefits. Benefits provided under the Qualified Plan are an offset to the benefits provided under the SERP. The participants' benefits are calculated as of December 31, 2010 and December 31, 2011. The present value is calculated by multiplying the benefits accrued at each date by a present value factor based on an assumed age 65 retirement date, 5.50% and 4.25% interest rates, respectively, and the 2000 RP Mortality table (generational mortality table). The difference between the present value of the December 31, 2011 accrued benefit and the present value of the December 31, 2010 accrued benefit is the “change in pension value” for the SERP.

The total change in pension value is the sum of the change in the Qualified Plan and the change in the SERP.

 Grants of Plan-Based Awards

The following table shows the potential value of non-equity incentive plan awards granted to the named officers during 2011 following the September 19, 2011 amendment of the 2011 Plan effective as of January 1, 2011.

2011 Grants

Name and Principal Position	Base Incentive Award Performance Achieved in 2011	Additional Incentive Award Performance Achieved in 2011
Winthrop Watson President and CEO	Up to $137,500	Up to $500,000
Kristina K. Williams Chief Operating Officer and Chief Financial Officer	Up to $80,000	Up to $216,000
Michael A. Rizzo Chief Risk Officer	Up to $57,201	Up to $154,442
Dana A. Yealy General Counsel	Up to $52,089	Up to $140,640
Craig C. Howie Group Director, Member Services	Up to $51,852	Up to $140,000

All are as described above in the note under the Summary Compensation table in the 2011 Amended TIP section of this CD&A and in Exhibit 10.10.3.1., the 2011 Amended TIP plan document, to the Bank's 2011 Quarterly Report filed on Form 10-Q on November 8, 2011.

The following table shows the potential value of non-equity incentive plan awards granted to the CEO and other Executives in 2012 or future periods, as applicable.

2012 Grants

Name and Principal Position		Performance Achieved in 2012	Amount Payable 2013	Amount Payable 2014	Amount Payable 2015	Amount Payable 2016
Winthrop Watson President and CEO	Threshold Target Maximum	Total Opportunity $260,000 $455,000 $650,000	50% Payout $130,000 $227,500 $325,000	Deferred Amount $43,329 $75,826 $108,323	Deferred Amount $43,329 $75,826 $108,323	Deferred Amount $43,342 $75,848 $108,354
	Threshold Target Maximum		Transition Payout 2012 Opportunity $74,100 $130,000 $185,250	Transition Payout 2013 Opportunity $55,900 $97,500 $139,750
Kristina K. Williams Chief Operating Officer and Chief Financial Officer	Threshold Target Maximum	Total Opportunity $124,404 $207,340 $290,276	50% Payout $62,202 $103,670 $145,138	Deferred Amount $20,732 $34,553 $48,374	Deferred Amount $20,732 $34,553 $48,374	Deferred Amount $20,738 $34,564 $48,390
	Threshold Target Maximum		Transition Payout 2012 Opportunity $35,455 $59,299 $82,936	Transition Payout 2013 Opportunity $26,747 $44,371 $62,202
Michael A. Rizzo Chief Risk Officer	Threshold Target Maximum	Total Opportunity $59,632 $119,264 $178,895	50% Payout $29,816 $59,632 $89,448	Deferred Amount $9,938 $19,875 $29,813	Deferred Amount $9,938 $19,875 $29,813	Deferred Amount $9,940 $19,882 $29,821
	Threshold Target Maximum		Transition Payout 2012 Opportunity $16,995 $33,990 $50,985	Transition Payout 2013 Opportunity $12,821 $25,642 $38,463
Dana A. Yealy General Counsel	Threshold Target Maximum	Total Opportunity $54,433 $108,866 $163,298	50% Payout $27,217 $54,433 $81,649	Deferred Amount $9,071 $18,143 $27,214	Deferred Amount $9,071 $18,143 $27,214	Deferred Amount $9,074 $18,147 $27,221
	Threshold Target Maximum		Transition Payout 2012 Opportunity $15,513 $31,027 $46,540	Transition Payout 2013 Opportunity $11,703 $23,406 $35,109
Craig C. Howie Group Director, Member Services	Threshold Target Maximum	Total Opportunity $53,407 $106,815 $160,222	50% Payout $26,704 $53,408 $80,111	Deferred Amount $8,900 $17,801 $26,701	Deferred Amount $8,900 $17,801 $26,701	Deferred Amount $8,903 $17,805 $26,709
	Threshold Target Maximum		Transition Payout 2012 Opportunity $15,221 $30,442 $45,663	Transition Payout 2013 Opportunity $11,483 $22,965 $34,448
Note: As described above in the 2012 Plan, payment of each deferred incentive award installment is contingent on the participant meeting the required criteria and the Bank meeting the stated payment criteria described below. The first year payout is 50% of the award amount and then 33 1/3% of the remaining 50% in each deferral installment over the next three years based on whether or not the stated payment criteria were met and the level (threshold, target, or maximum) at which the criteria are met. Payment of the Transition Payout Opportunity is made according to the Transition Plan as described above.

Under the 2012 Plan, the actual annual award opportunity for January 1, 2012, through December 31, 2012, and payouts are based on a percentage of the executive's base salary as of December 31, 2012. Each goal includes performance measures at threshold, target and maximum with the exception of the regulatory priorities in existence goal in which there is no payout unless all priorities are addressed. The specific performance goals and total weighting for each goal, for all named executives except the CRO, are as follows:

•	MV/CS:
A.Achieve MV/CS percentage at December 31, 2012 (15% weighting);

•	Earnings:

B.
Achieve adjusted earned dividend spread after assessment consistent with the 2012 Operating plan while remaining inside Board level risk limits (10% weighting). The measurement of this goal is calculated as the ratio of adjusted earnings to average capital stock, less the average three month LIBOR rate. Adjusted earnings is defined within the Financial Highlights section in Item 6 of this Form 10-K. For additional information regarding the MV/CS measure and earned dividend spread see the "Qualitative and Quantitative Disclosures Regarding Market Risk" discussion in Risk Management in Item 7. Management's Discussion and Analysis in this Form 10-K;

C.    Increase retained earnings consistent with the 2012 Operating Plan (15% weighting);

•	Regulatory Requirements:

D.	Address regulatory priorities in existence at December 31, 2011 (10% weighting - maximum achievement only);

E.	Achieve a targeted regulatory rating (10% weighting);

•	Member Outreach:
F.    Achieve targeted member and potential member outreach in 2012 (15% weighting);

•	Member Product Usage:

G.	Achieve a targeted average number of Bank product touch points with CFI members (7.5% weighting);

•	Advances Usage:

H.	Maintain the percentage of average borrowing members among the total membership (7.5% weighting); and

•	Affordable Housing:

I.	Increase the number of members that submit an application, enroll in or participate in a community investment product or initiative (10% weighting).

For the CRO, the specific goals and total weighting for each goal are as follows:

•	MV/CS:
A.Achieve MV/CS percentage at December 31, 2012 (15% weighting);

•	Earnings:
B.    Increase retained earnings consistent with the 2012 Operating Plan (15% weighting);

•	Regulatory Requirements:

C.	Address regulatory priorities in existence at December 31, 2011 (15% weighting - maximum achievement only);

D.	Achieve a targeted regulatory rating (10% weighting);

•	Member Outreach:
E.    Achieve targeted member and potential member outreach in 2012 (15% weighting);

•	Risk Governance:

F.	Ensure the management-level risk committees establish and achieve their risk-oriented goals for 2012 (15% weighting); and

•	Risk Assessment and Control Philosophy:

G.	Promote the Bank's risk assessment and control philosophy through multiple actions (15% weighting).

Stated Bank Performance Criteria. Payment of each deferred incentive award installment in 2014, 2015, and 2016 related to December 31, 2012 is contingent on the Bank continuing to meet the stated Bank performance criteria as well as being contingent on the participant continuing to meet his/her requirements. In no event shall the aggregate amount of any current incentive award and deferred incentive award installments paid to a participant in any payment year exceed 100% of the participant's base salary.

(1) MV/CS
Threshold	Target	Maximum
(75% of opportunity)	(100% of opportunity)	(125% of opportunity)
At least 95% of 12/31/12 level	Maintain at 12/31/12 level	At least 110% of 12/31/12 level

(2) Retained Earnings Level. This criterion shall be measured such that the retained earnings coverage ratio in effect at December 31, 2012 is as follows at December 31, 2013, 2014 and 2015. The retained earnings coverage ratio is the amount of the Bank's actual retained earnings expressed as a percentage of the amount of the Bank's retained earnings target.

Threshold	Target	Maximum
(75% of opportunity)	(100% of opportunity)	(125% of opportunity)
Ratio at least 95% of 12/31/12 level	Maintain ratio at 12/31/12 level	Increase ratio at least 10% over 12/31/12 level

At least one of the two stated quantitative criteria above must have been met in the preceding year for any installment payment to be made. The Board will also consider the following criteria and may exercise its discretion to adjust an award:

•
Remediation of Examination Findings. This criterion is defined as the Bank making sufficient progress, as determined by the Finance Agency and communicated to Bank management or the Board, in the timely remediation of examination, monitoring, and other supervisory findings and matters requiring executive management attention; and

•
Timeliness of Finance Agency, SEC, and OF Filings. This criterion is defined as SEC periodic filings, call report filings with the Finance Agency, and FRS filings with the OF that are timely filed and no material restatement by the Bank is required.

Estimated future payouts presented above were calculated based on the executives' salary as of January 1, 2012, which include the merit increases approved by the Board. Merit increases will be made effective as of January 1, 2012, subject to final Finance Agency review and non-objection. The estimated payout amounts do not take into account any potential merit increases in 2013. The actual amount of the payout will be based on the executives' base salary at December 31, 2012.

Pension Benefits

Name and Principal Position	Plan Name	Number of Years Credit Service	Present Value of Accumulated Benefits	Payments During Last Fiscal Year
Winthrop Watson President and CEO	Pentegra Defined Benefit Plan	1.58	$53,000	—
	SERP	2.08	$106,000	—
Kristina K. Williams Chief Operating Officer and Chief Financial Officer	Pentegra Defined Benefit Plan	6.50	$208,000	—
	SERP	7.00	$134,000	—
Michael A. Rizzo Chief Risk Officer	Pentegra Defined Benefit Plan	1.33	$33,000	—
	SERP	1.83	$24,000	—
Dana A. Yealy General Counsel	Pentegra Defined Benefit Plan	25.83	$956,000	—
	SERP	26.33	$391,000	—
Craig C. Howie Group Director, Member Services	Pentegra Defined Benefit Plan	20.50	$701,000	—
	SERP	21.08	$250,000	—

The description of the Pentegra Defined Benefit Plan contained in the Summary Plan Description for the Financial Institutions Retirement Fund and the description of the SERP contained in the Supplemental Executive Retirement Plan are included as Exhibits 10.13 and 10.6.2 to the Bank's 2009 Form 10-K.

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

Normal Retirement: Upon termination of employment at or after age 65 where an executive has met the vesting requirement of completing 5 years of employment, an executive hired prior to January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 2% of his/her highest three-year average salary multiplied by his/her years' of benefit service. Under the SERP normal retirement benefit, the executive also would receive 2% of his/her highest three-year average incentive payment (as defined in the SERP) for such same three-year period multiplied by his/her years' of benefit service. An executive hired on or after January 1, 2008 is entitled to a normal retirement benefit under the Pentegra Defined Benefit Plan equal to: 1.5% of his/her highest five-year average salary multiplied by his/her years' of benefit service. Under the SERP normal retirement benefit, the executive also would receive 1.5% of his/her highest five-year average incentive payment (as defined in the SERP) for such same five-year period multiplied by his/her years' of benefit service.

Early Retirement: Upon termination of employment prior to age 65, executives meeting the 5 year vesting and age 45 (age 55 if hired on or after January 1, 2008) early retirement eligibility criteria are entitled to an early retirement benefit. The early retirement benefit amount, for those hired prior to January 1, 2008, is calculated by taking the normal retirement benefit amount and reducing it by 3% times the difference between the age of the early retiree and age 65. For example, if an individual retires at age 61, the early retirement benefit amount would be 88% of the normal retirement benefit amount, a total reduction of 12%. At December 31, 2011, Mr. Howie, Mr. Yealy and Ms. Williams were eligible for early retirement benefits.

Non-Qualified Deferred Compensation

Name and Principal Position	Executive Contributions in 2011	Registrant Contributions in 2011	Aggregate Earnings (Losses) in 2011	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2011
Winthrop Watson President and CEO	$109,992	$37,359	$(3,637)	—	$179,769
Kristina K. Williams Chief Operating Officer and Chief Financial Officer	$10,622	$10,422	$(20,721)	—	$553,701
Michael A. Rizzo Chief Risk Officer	$13,066	$15,461	$769	—	$50,057
Dana A. Yealy General Counsel	$23,446	$10,498	$(16,792)	—	$600,210
Craig C. Howie Group Director, Member Services	$2,644	$2,437	$(1,749)	—	$77,516

See descriptions in the Qualified and Nonqualified Defined Contribution Plans section of the CD&A. A description of the Supplemental Thrift Plan is also contained in the Supplemental Thrift Plan filed as Exhibit 10.7.3 to the Bank's 2009 Form 10-K.

Amounts shown as "Executive Contributions in 2011" were deferred and reported as "Salary" in the SCT. Amounts shown as "Registrant Contributions in 2011" are reported as "All Other Compensation" in the SCT.

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

Post-Termination Compensation

The CEO and other Executives would have received the benefits below in accordance with the Bank's severance policy (or in the case of the CEO the terms of his separate agreement, as applicable) if their employment had been severed without cause during 2011.

Post-Termination Compensation - Severance (Excluding Change-In-Control)

Name and Principal Position	Base Salary		Medical Insurance		Executive Outplacement (1)		Total
	Length	Amount	Length	Amount	Length	Amount
Winthrop Watson President and CEO	52 weeks	$625,000	52 weeks	$12,698	12 months	$20,000	$657,698
Kristina K. Williams Chief Operating Officer and Chief Financial Officer	28 weeks	$215,385	28 weeks	$6,837	12 months	$20,000	$242,222
Michael A. Rizzo Chief Risk Officer	26 weeks	$143,002	26 weeks	$6,349	12 months	$20,000	$169,351
Dana A. Yealy General Counsel	52 weeks	$260,444	52 weeks	$12,698	12 months	$20,000	$293,142
Craig C. Howie Group Director, Member Services	52 weeks	$259,259	52 weeks	$12,698	12 months	$20,000	$291,957
Notes:
(1) Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.

Under the CIC Agreements, in the event of employment termination other than for cause (including constructive discharge) following a change in control event, in place of the severance benefits above, the CEO and all other Executives would instead receive the benefits below.

Post-Termination Compensation - Change-In-Control

Name and Principal Position	Base Salary(1)	TIP Award(2)	Medical Insurance(3)	Outplacement Services(4)*	Severance/ Defined Benefit Credit Service Amount(5)**	Severance/ Defined Contribution Match Amount(6)**	Total
Winthrop Watson President and CEO	$1,250,000	$775,000	$19,047	$20,000	$150,528	$91,500	$2,306,075
Kristina K. Williams Chief Operating Officer and Chief Financial Officer	$800,000	$376,000	$19,047	$20,000	n/a	n/a	$1,215,047
Michael A. Rizzo Chief Risk Officer	$572,008	$268,844	$19,047	$20,000	n/a	n/a	$879,899
Dana A. Yealy General Counsel	$520,888	$244,818	$19,047	$20,000	n/a	n/a	$804,753
Craig C. Howie Group Director, Member Services	$518,518	$243,704	$19,047	$20,000	n/a	n/a	$801,269
n/a - not applicable
* Estimated cost based on one year of individualized outplacement services with a firm of the Bank's choosing.
** Includes both qualified and nonqualified plans.
Notes:
(1) CIC agreements stipulate two years of base salary for eligible participants.
(2) CIC agreements stipulate two years of annual incentive award payout amount for eligible participants. As the additional incentive award opportunity (80% for CEO or 54% for all other Executives) was to compensate for a 2-year performance period, under the CIC, two times one-half of that award opportunity (i.e., 100% of the award opportunity) was used.
(3) CIC agreements stipulate 18 months of medical insurance coverage for eligible participants.
(4) CIC agreements stipulate 12 months of outplacement services for eligible participants.
(5) CIC agreement for CEO stipulates additional severance in an amount equivalent to the retirement benefit amount that would have been provided under the qualified and nonqualified defined benefit plans if the CEO's qualified and nonqualified retirement plan benefits had vested as of December 31, 2011.
(6) CIC agreement for CEO stipulates additional severance in an amount equivalent to two years of defined contribution match.

DIRECTOR COMPENSATION

The Bank's directors were compensated in accordance with the 2011 Directors' Fee Policy (2011 Fee Policy) as adopted by the Bank's Board. Under the 2011 Fee Policy, the total annual director fees were paid as a combination of a quarterly retainer fee and per meeting fees. The following table sets forth the maximum fees that Bank directors could earn in 2011.

	Retainer Fees	Meeting Fees	Total
Board Chair	$32,000	$36,000	$68,000
Board Vice Chair	$28,000	$30,000	$58,000
Committee Chair	$28,000	$30,000	$58,000
Director	$22,400	$24,000	$46,400

The 2011 Fee Policy was attached as Exhibit 10.5.1 to the Bank's 2010 Form 10-K. The Finance Agency has determined that the payment of director compensation is subject to Finance Agency review. Compensation can exceed the guidelines under the 2011 Fee Policy based on a Director assuming additional responsibilities, such as chairing a Committee or Board meeting.

Name	Fees Earned or Paid in Cash	All Other Compensation	Total Compensation
Dennis S. Marlo (Chair)	$68,000	$24	$68,024
John K. Darr (Vice Chair)	58,000	24	58,024
Patrick A. Bond	58,000	24	58,024
Maureen Breakiron-Evans	46,400	24	46,424
Luis A. Cortés, Jr.	46,400	24	46,424
David R. Gibson*	20,200	12	20,212
Brian A. Hudson	58,000	24	58,024
John C. Mason	55,000	24	55,024
Lynda Messick**	27,200	12	27,212
Charlotte McLaughlin	42,400	24	42,424
John S. Milinovich	46,400	24	46,424
Edward Molnar	46,400	24	46,424
Charles J. Nugent	53,000	24	53,024
Bradford Ritchie	46,400	24	46,424
Patrick J. Ward	58,000	24	58,024
Robert W. White	46,400	24	46,424
*Resigned June 15, 2011
**Replaced Director Gibson

"Total Compensation" does not include previously deferred director fees for prior years' service and earnings on such fees for those directors participating in the Bank's nonqualified deferred compensation deferred fees plan for directors. The plan allows directors to defer their fees and receive earnings based on returns available under or comparable to certain publicly available mutual funds, including equity funds and money market funds. No Bank matching contributions are made under the plan. Directors that attended all Board and applicable Committee meetings in 2011 received the maximum total fees. In 2011, the Bank had a total of seven Board meetings and 45 Board Committee meetings (including Executive Committee meetings).

"All Other Compensation" for each includes $24 per director annual premium for director travel and accident insurance.

The Bank reimburses directors and pays for travel and related expenses associated with meeting attendance in accordance with its Travel & Expense Policy. The Bank also pays certain other director business expenses. Total expenses paid in 2011 were $135,295 for an average of approximately $9,020 per director.

For 2012, the Bank's Board adopted the 2012 Directors' Fee Policy with the basis for fee payment being a combination of quarterly retainer and per-meeting fees, as was the case under the 2011 Fee Policy. In general, the 2012 Directors' Fee Policy provides for total fees for the Chair of $76,000; $66,000 for the Vice Chair and each Committee Chair; and $56,000 for each of the other directors. See Exhibit 10.4.1 to this Form 10-K for additional details on the 2012 Directors' Fee Policy.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Generally, the Bank may issue capital stock only to members. As a result, the Bank does not offer any compensation plan under which equity securities of the Bank are authorized for issuance.

Member Institutions Holding 5% or More of Outstanding Capital Stock
as of February 29, 2012

Name	Address	Capital Stock	% of Total Capital Stock
Sovereign Bank, N.A.	824 North Market Street, Suite 100 Wilmington, Delaware 19801	$532,370,000	16.2%
Ally Bank (b)	6985 Union Park Center, Suite 435 Midvale, UT 84047	364,671,500	11.1%
ING Bank, FSB	1 South Orange Street Wilmington, Delaware 19801	351,841,700	10.7%
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	325,214,100	9.9%
Chase Bank USA, N.A.	200 White Clay Center Drive Newark, Delaware 19711	178,075,800	5.4%
(a) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(b) For Bank membership purposes, principal place of business is Horsham, PA.

Additionally, due to the fact that a majority of the Board of the Bank is elected from the membership of the Bank, these elected directors are officers and/or directors of member institutions that own the Bank's capital stock. These institutions are provided in the following table.

Capital Stock Outstanding to Member Institutions
Whose Officers and/or Directors Served as a Director of the Bank
as of February 29, 2012

Name	Address	Capital Stock	% of Total Capital Stock
ING Bank, FSB	1 South Orange Street Wilmington, Delaware 19801	$351,841,700	10.7%
PNC Bank, N.A. (a)	222 Delaware Avenue Wilmington, Delaware 19899	325,214,100	9.9%
Susquehanna Bank	9 East Main Street Lititz, Pennsylvania 17543	77,125,100	2.4%
Fulton Bank, N.A.	One Penn Square, P.O. Box 4887 Lancaster, Pennsylvania 17604	35,695,400	1.1%
Summit Community Bank	310 North Main Street Moorefield, West Virginia 26836	15,249,500	0.5%
Washington Financial Bank	77 South Main Street Washington, Pennsylvania 15301	3,742,800	0.1%
Farmers NB of Emlenton	612 Main Street Emlenton, Pennsylvania 16373	2,546,000	*
Penn Liberty Bank	724 W Lancaster Avenue, Ste 210 Wayne, Pennsylvania 19087	978,500	*
*Less than 0.1%.
(a) For Bank membership purposes, principal place of business is Pittsburgh, PA.

Note: In accordance with Section 10(c) of the Act and the terms of the Bank's security agreement with each member, the capital stock held by each member is pledged to the Bank as additional collateral to secure that member's loans and other indebtedness to the Bank.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Corporate Governance Guidelines

The Bank has adopted corporate governance guidelines titled “Governance Principles” which are available at www.fhlb-pgh.com by first clicking “Investor Relations” and then “Governance.” The Governance Principles are also available in print to any member upon written request to the Bank, 601 Grant Street, Pittsburgh, PA 15219, Attention: General Counsel. These principles were adopted by the Board of Directors to best ensure that the Board of Directors is independent from management; that the Board of Directors adequately performs its function as the overseer of management; and to help ensure that the interests of the Board of Directors and management align with the interests of the Bank's members.

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

Bank's Cooperative Structure

All members are required by law to purchase capital stock in the Bank. The capital stock of the Bank can be purchased only by members. As a cooperative, the Bank's products and services are provided almost exclusively to its members. In the ordinary course of business, transactions between the Bank and its members are carried out on terms that are established by the Bank, including pricing and collateralization terms, that treat all similarly situated members on a nondiscriminatory basis. Loans included in such transactions did not involve more than the normal risk of collectability or present other unfavorable terms. Currently, eight of the Bank's fourteen Directors are officers or directors of members. In recognition of the Bank's status as a cooperative, in correspondence from the Office of Chief Counsel of the Division of Corporate Finance of the SEC, dated September 28, 2005, transactions in the ordinary course of the Bank's business with member institutions are excluded from SEC Related Person Transaction disclosure requirements. No individual Director or executive officer of the Bank or any of their immediate family members has been indebted to the Bank at any time.

Related Person Transaction Policy

In addition to the Bank's Code of Conduct which continues to govern potential director and executive officer conflicts of interest, effective January 31, 2007, the Bank adopted a Related Person Transaction Policy, which is in writing. The Policy is subject to annual review and approval and was most recently re-approved by the Board in February 2012. In accordance with the terms of the Policy, the Bank will enter into Related Person Transactions that are not in the ordinary course of Bank business only when the Governance, Public Policy, and Human Resources Committee of the Board (Governance Committee) determines that the Related Person Transaction is in the best interests of the Bank and its investors. Ordinary course of Bank business is defined as providing the Bank's products and services, including affordable housing products, to member institutions on terms no more favorable than the terms of comparable transactions with similarly situated members. A Related Person Transaction is a transaction, arrangement or relationship (or a series of transactions, arrangements or relationships) in which the Bank was, is or will be a participant, the amount involved exceeds $60,000 and in which a Related Person had, has or will have a direct or indirect material interest. A Related Person is any Director or executive officer of the Bank, any member of their immediate families or any holder of 5% or more of the Bank's outstanding capital stock. A transaction with a company with which a Related Person is associated is deemed pre-approved where the Related Person: (1) serves only as a director of such company; (2) is only an employee (and not an executive officer) of such company; or (3) is the beneficial owner of less than 10% of such company's shares.

Related Person Transactions

Beginning in 1997, the Bank began purchasing bonds issued by PHFA. On May 14, 2007, Brian Hudson, Executive Director and Chief Executive Officer of PHFA, was appointed as a director of the Bank by the Finance Agency. On June 25, 2007, in accordance with the Related Person Transaction Policy, the Governance Committee approved the Bank's continued purchases of PHFA bonds. In 2011, the Bank did not purchase any PHFA bonds. As of February 29, 2012, the total outstanding principal amount of PHFA bonds held by the Bank was $201.7 million. The greatest aggregate outstanding principal amount of all PHFA bonds held by the Bank in 2011 was $218.8 million. The greatest amount of any single PHFA bond held by the Bank in 2011 was $53.4 million. In 2011, the Bank received $2.6 million in interest payments on outstanding PHFA bonds and $17.2 million in p rincipal payments due to bond calls and redemptions.

PHFA, as the state housing finance agency for Pennsylvania, provides funding for housing for very-low- and low-income households. As a result, many of the projects that PHFA provides funding are projects that also apply for and receive funding from the Bank's AHP program. Consequently, on June 25, 2007, the Governance Committee also approved the Bank continuing to enter into AHP grant transactions in which PHFA participates. In 2011, the Bank approved $891 thousand in AHP grants for four projects in which PHFA served as a sponsor or otherwise participated. AHP grants were approved in accordance with the competitive AHP scoring regulations of the Finance Agency, including the requirement that any FHLBank director who is associated with, or whose institution is associated with, an AHP grant under consideration for approval, recuse themselves from the consideration of the grant by the Bank's Board. See 12 C.F.R. 1291.10. The Bank followed this process in regard to its Board's consideration and approval of these AHP grants at its meeting in October 2011. Mr. Hudson did not participate in the consideration or approval of these $891 thousand in grant requests presented to the Board.

Since December 2000, as permitted under the Finance Agency's AHP Regulations at 12 C.F.R. 1291.7, PHFA has been a party to an AHP project monitoring agreement with the Bank under which PHFA agrees to monitor the AHP compliance requirements for the Bank with respect to projects in which PHFA also monitors federal tax credit compliance. The Bank pays PHFA a fee of $225 for each AHP project monitored by PHFA during the year. In 2011, the Bank paid PHFA AHP monitoring fees of $900. The amount of fees paid by the Bank fluctuates each year and is dependent on the number of projects the Bank identifies each year that need to be monitored for compliance with AHP requirements.

As a state housing finance agency, PHFA is eligible to apply to the Bank and be approved as a non-member housing associate borrower from the Bank in accordance with Finance Agency Regulations. The Bank approved PHFA as a housing associate borrower on December 19, 2007. With the approval of PHFA as a housing associate, the Bank has three housing associate borrowers. The terms of any Bank loans to such housing associates are ordinary course of business transactions governed by the Bank's Member Products Policy and applied to all housing associates. Under the terms of the Bank's Related Person Transaction Policy, provided that the loans to any related person are in accordance with the terms of the Bank's Member Products Policy, then, such transactions are within the ordinary course of business of the Bank and not subject to Governance Committee approval. As of February 29, 2012, there were no outstanding loans from the Bank to PHFA.

In 2001, in furtherance of its mission to provide funding for economic development in the Bank's district, the Bank entered into an agreement to make up to a $500,000 capital contribution to Mountaineer Capital, LP (Mountaineer Capital). Mountaineer Capital is a Small Business Investment Company (SBIC) which provides financing for small businesses in West Virginia. On May 14, 2007, Patrick Bond, General Partner for Mountaineer Capital, was appointed to serve as a director of the Bank. On January 23, 2007, the Bank made a capital contribution of $50,000 to Mountaineer Capital. At year-end 2007, the total amount of Bank capital contributions was $375,000. On February 12, 2008, the Governance Committee approved a $50,000 capital contribution request and granted approval for additional capital contributions to Mountaineer Capital in accordance with the terms of the Bank's agreement, up to a total amount of $500,000. Through February 29, 2012 the Bank's total capital contributions to Mountaineer Capital were $475,000.

Since approximately 2002, Chase Bank, USA N.A. has been approved for Federal funds and other money market investment transactions with the Bank in accordance with the requirements and limits established in the Bank's policies. During 2008, the Bank entered into overnight Federal funds transactions with Chase Bank. Chase Bank became a 5% or greater Bank shareholder in October 2008. On February 19, 2009, the Governance Committee ratified these transactions and approved the Bank entering into other Federal funds and money market investment transactions with Chase Bank in accordance with the Bank's applicable investment and counterparty policy statements. There were no overnight or term Federal funds transactions with Chase in 2011 or through February 29, 2012.

On February 19, 2009 the Governance Committee also approved the Bank entering into interest bearing deposit, Federal funds, unsecured note purchase (including TLGP investments) and other money market transactions with Bank members, including 5% percent or greater shareholders of the Bank and Member Directors' institutions. All such transactions must be in accordance with the terms of the Bank's investment and counterparty policy statements and limits. In December, 2011 Bank management determined that following external ratings actions affecting Sovereign Bank, N.A. that the Bank's applicable counterparty limit for Sovereign Bank had inadvertently been exceeded by approximately $215 million for 9 business days. On December 23, 2011, the Board's Finance and Risk Management Committee, consistent with the applicable regulatory limits, approved an exception to the Bank's counterparty policy, permitting Bank unsecured money market transactions with Sovereign Bank, N.A up to 3% of the Bank's capital for term exposure and 6% of the Bank's capital for overnight exposure. Because the exception involved a Related Person the Governance Committee considered the matter and granted its approval on December 23, 2011 as well. The largest principal amount outstanding for money market transactions with Sovereign Bank, N.A. during 2011 was $500 million, and at December 31, 2011 the outstanding amount was $ 200 million. The amount of interest paid during 2011 was $148 thousand and the aggregate amount of principal paid (representing repayment of overnight Federal funds transactions) was $50.5 billion. There were overnight Federal funds transactions with Sovereign in 2012 and the amount of interest paid through February 29, 2012 was $22 thousand and the aggregate amount of principal paid (representing repayment of overnight Federal funds transactions) was $8.0 billion. There were $200 million in outstanding overnight Federal funds transactions with Sovereign as of February 29, 2012.

On April 28, 2011, the Governance Committee ratified loan level collateral listing policy exceptions for ING Bank and PNC Bank regarding certain nontraditional mortgage loan collateral. Bank management had also provided similar collateral loan listing exceptions to other members who were not Related Persons.

Prior to Director McLaughlin's service on the Board, the Bank had approved, pursuant to applicable Bank policies, the use of PNC Capital Markets, LLC (“PNC Capital Markets”) as an authorized Bank broker for Bank investment transactions. On February 24, 2011, the Governance Committee approved the Bank entering into MBS and other authorized investments using as its broker PNC Capital Markets; provided that, PNC Capital Markets meets the Bank's applicable credit and other Bank policy requirements regarding authorized Bank brokers. Ms. McLaughlin is an Executive Vice President of PNC Bank, N.A. and also serves as a managing member of PNC Capital Markets. Ms. McLaughlin did not participate in the Governance Committee's determination. There were no Bank investment transactions executed in 2011 in which PNC Capital Markets served as broker.

Under the terms of the Bank's Related Person Transaction Policy as most recently approved, the Governance Committee annually reviews previously approved Related Person Transactions to determine whether to authorize any new Related Person Transactions with each Related Person that the Committee has previously approved. Such re-authorization applies solely to new Related Person Transactions with such entities and does not affect the authorized status of any existing and outstanding Related Person Transactions. In February 2012, the Committee considered the previously approved PHFA, Mountaineer Capital, PNC Capital Markets and member money market transactions as described above and determined to continue the authorization of new Related Person Transactions with these entities; provided, in the case of Mountaineer Capital the Bank's total amount invested does not exceed $500,000. In addition, the Committee approved the continued waiver of daylight overdraft fees due from any member, including any Related Person, provided that the Bank does not incur a charge.

Director Independence

Under the Act, Bank management is not allowed to serve on the Bank's Board. Consequently, all Directors of the Bank are outside Directors. As discussed in Item 10, Directors are classified under the Act as either being a Member Director or an Independent Director. By statute, the Board cannot expand or reduce the number of Directors that serve on the Board. Only the Finance Agency has the authority to determine how many seats exist on the Board. As of February 29, 2012, the Board was comprised of fourteen Directors: eight Member Directors and six Independent Directors.

The Bank's Directors are prohibited from personally owning stock in the Bank. In addition, the Bank is required to determine whether its Directors are independent under two distinct director independence standards. First, the Act and Finance Agency Regulations establish substantive independence criteria, including independence criteria for Directors who serve on the Bank's Audit Committee. Second, the SEC rules require, for disclosure purposes, that the Bank's Board apply the independence criteria of a national securities exchange or automated quotation system in assessing the independence of its Directors.

The Act and Finance Agency Regulations. Following the enactment of the Housing Act amendments to the Act on July 30, 2008, an individual is not eligible to be an Independent Bank Director if the individual serves as an officer, employee, or director of any member of the Bank, or of any recipient of loans from the Bank. During 2011 and through February 29, 2012, none of the Bank's Independent Directors were an officer, employee or director of any member or of any institution that received advances from the Bank.

Effective on enactment of the Housing Act, the FHLBanks are required to comply with the substantive Audit Committee director independence standards under Section 10A(m) of the Exchange Act. Rule 10A-3(b)(ii)(B) implementing Section 10A(m) provides that in order to be considered to be independent, a member of an audit committee may not: a) accept directly or indirectly a compensatory fee (other than from the issuer for service on the Board) or b) be an affiliated person of the issuer, defined as someone who directly or indirectly controls the issuer. The SEC implementing regulations provide that a person will be deemed not to control an issuer if the person does not own directly or indirectly more than 10% of any class of voting equity securities. The existence of this safe harbor does not create a presumption in any way that a person exceeding the ownership requirement controls or is otherwise an affiliate of a specified person. In regard to the Bank and the other FHLBanks, this provision of the Housing Act raises an issue whether a Member Director whose institution is a 10% or greater Bank shareholder could be viewed as an affiliate of the Bank, rendering such Member Director ineligible to serve on the Bank's Audit Committee. Because of the cooperative structure of the FHLBanks, the limited items on which FHLBank stockholders may vote and the statutory cap limiting the votes that any one member may cast for a director to the state average, it is not clear that the fact that a Member Director's institution is a 10% or greater Bank shareholder is an affiliate of the Bank. Nevertheless, none of the Bank's current Audit Committee members nor those who served during 2011 were Member Directors from institutions that were 10% or greater Bank shareholders.

In addition, the Finance Agency director independence standards prohibit individuals from serving as members of the Bank's Audit Committee if they have one or more disqualifying relationships with the Bank or its management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the Board are: employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, adviser, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. As of March 15, 2012, all current members of the Audit Committee were independent under the substantive Act and Finance Agency regulatory criteria.

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

After applying the NYSE independence standards, the Board determined that for purposes of the SEC disclosure rules, as of February 24, 2012, with respect to the Bank's current Directors, four of the Bank's Independent Directors, Directors Cortes, Breakiron-Evans, Darr and Marlo are independent. In determining that Director Cortés was independent, the Board considered that Esperanza, the non-profit organization which Director Cortés serves as President, has received AHP grants and charitable contributions from the Bank from time to time, including when Director Cortés was not a Bank Director. None of these transactions occurred in 2011 that required consideration under the Bank's Related Person Transaction Policy. With respect to Director Darr, the Board considered that Manna Inc., a non-profit organization on which Mr. Darr serves as a director, was approved for an AHP grant by the Bank in 2007, prior to Mr. Darr becoming a member of the Board of Directors.

With respect to the Bank's remaining two current Independent Directors, the Board determined that in view of the historic and ongoing relationship and transactions described above with respect to PHFA and Mountaineer Capital, Directors Hudson and Bond are not independent.

The Board was unable to affirmatively determine that there are no material relationships (as defined in the NYSE rules) between the Bank and its Member Directors, and on February 24, 2012 concluded that none of the Bank's current Member Directors was independent under the NYSE independence standards. In making this determination, the Board considered the cooperative relationship between the Bank and its Member Directors. Specifically, the Board considered the fact that each of the Bank's Member Directors are officers or directors of a Bank member institution, and each member institution has access to, and is encouraged to use, the Bank's products and services. Furthermore, the Board considered the appropriateness of making a determination of independence with respect to the Member Directors based on a member's given level of business as of a particular date, when the level of each member's business with the Bank is dynamic and the Bank's desire as a cooperative is to increase its level of business with each of its members. As the scope and breadth of a member's business with the Bank changes, such member's relationship with the Bank might, at any time, constitute a disqualifying transaction or business relationship under the NYSE's independence standards. For Member Directors Gibson, Messick and Molnar who served on the Board in 2011 but no longer serve on the Board, the Board also determined that they were not independent.

The Board has a standing Audit Committee. The Board determined that none of the current Member Directors serving as members of the Bank's Audit Committee, Directors Ritchie, Milinovich, Ward and White are independent under the NYSE standards for Audit Committee members. The Board of Directors determined that Director Cortes, who serves on the Audit Committee, is independent under the NYSE independence standards for audit committee members. The Board determined that Director Hudson is not independent under the NYSE independence standards for audit committee members.

Item 14: Principal Accountant Fees and Services

The following table sets forth the aggregate fees billed to the Bank for 2011 and 2010 by its independent registered public accounting firm, PricewaterhouseCoopers LLP.

	Year Ended December 31,
(in thousands)	2011	2010
Audit fees	$743	$830
Audit-related fees	47	49
All other fees	78	3
Total fees	$868	$882

Audit fees consist of fees billed for professional services rendered for the audits of the financial statements, reviews of interim financial statements and audit of the Bank's internal controls over financial reporting for the years ended December 31, 2011 and 2010.

Audit-related fees consist of fees billed during 2011 and 2010 for assurance and related services reasonably related to the performance of the audit or review of the financial statements. Audit-related fees were primarily for accounting consultations.

The Bank is exempt from all federal, state and local income taxation with the exception of real estate property taxes. There were no tax fees paid during 2011 and 2010.

All other fees paid represent consultations regarding implementation of a risk-based internal audit process in 2011 and licensing fees associated with the use of accounting research software in 2011 and 2010.

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

The Bank paid additional fees to PricewaterhouseCoopers LLP in the form of assessments paid to the OF. These fees were approximately $37 thousand and $53 thousand for 2011 and 2010, respectively. These fees were classified as Other Expense - Office of Finance on the Statement of Operations and were not included in the totals above.

PART IV

Item 15: Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following Financial Statements and related notes, together with the report of PricewaterhouseCoopers LLP, appear in Item 8.

Statement of Operations for each of the years ended December 31, 2011, 2010 and 2009
Statement of Condition as of December 31, 2011 and 2010
Statement of Cash Flows for each of the years ended December 31, 2011, 2010 and 2009
Statement of Changes in Capital for each of the years ended December 31, 2011, 2010 and 2009

(2) Financial Statement Schedules

The schedules required by the applicable accounting regulations of the Securities and Exchange Commission that would normally appear in Item 8. Financial Statements and Supplementary Data are included in the "Earnings Performance" and “Financial Condition” sections within Item 7. Management’s Discussion and Analysis.

(b) Index of Exhibits

The following is a list of the exhibits filed with the Bank's 2011 Form 10-K or incorporated herein by reference:

Exhibit No.	Description	Method of Filing +
3.1	Certificate of Organization	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.
3.2	The Bylaws of the Federal Home Loan Bank of Pittsburgh	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-K filed with the SEC on March 18, 2010.
4.1	Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.
4.1.1	Amended Bank Capital Plan	Incorporated by reference to the correspondingly numbered Exhibit to the Bank's Form 10-Q filed with the SEC on August 9, 2010.
4.1.2	Amended Bank Capital Plan as further amended effective September 5, 2011	Incorporated by reference to Exhibit 99.2 to the Bank's current report filed on Form 8-K on August 5, 2011.
10.1	Severance Policy*	Incorporated by reference to the correspondingly numbered Exhibit to our registration statement on Form 10 filed with the SEC on June 9, 2006.
10.2	Services Agreement with FHLBank of Chicago	Incorporated by reference to Exhibit 10.7 to our registration statement on Form 10 filed with the SEC on June 9, 2006.
10.3	Federal Home Loan Banks P&I Funding and Contingency Plan Agreement	Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Bank's registration statement on Form 10 filed with the SEC on July 19, 2006.
10.4	2011 Directors' Fee Policy*	Incorporated by reference to Exhibit 10.5.1 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.4.1	2012 Directors' Fee Policy*	Filed herewith.
10.5	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007*	Incorporated by reference to Exhibit 10.14 to the Bank's Form 10-Q filed with the SEC on August 8, 2007.
10.5.1	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, and Revised December 19, 2008*	Incorporated by reference to Exhibit 10.6.1 to the Bank's Form 10-K filed with the SEC on March 27, 2009.
10.5.2	Supplemental Executive Retirement Plan Amended and Restated Effective June 26, 2007, Revised December 19, 2008, and Further Revised December 18, 2009*	Incorporated by reference to Exhibit 10.6.2 to the Bank's Form 10-K filed with the SEC on March 18, 2010.
10.6	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007*	Incorporated by reference to Exhibit 10.15 to the Bank's Form 10-Q filed with the SEC on August 8, 2007.
10.6.1	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Further Revised September 26, 2007*	Incorporated by reference to Exhibit 10.16 to the Bank's Form 10-Q filed with the SEC on November 7, 2007.
10.6.2	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Further Revised September 26, 2007, and December 19, 2008*	Incorporated by reference to Exhibit 10.7.2 to the Bank's Form 10-K filed with the SEC on March 27, 2009.
10.6.3	Supplemental Thrift Plan Amended and Restated Effective June 26, 2007, Further Revised September 26, 2007, December 19, 2008, and December 18, 2009*	Incorporated by reference to the Exhibit 10.7.3 to the Bank's Form 10-K filed with the SEC on March 18, 2010.
10.7	Mortgage Partnership Finance Services Agreement Dated August 31, 2007, with FHLBank of Chicago	Incorporated by reference to Exhibit 10.17 to the Bank's Form 10-Q filed with the SEC on November 7, 2007.
10.8	Form of Change in Control Agreement with Executive Officers, including Messrs. Howie, Yealy, and Ms. Williams*	Incorporated by reference to Exhibit 10.18 to the Bank's Form 10-K filed with the SEC on March 13, 2008.
10.8.1	Change in Control Agreement with Mr. Rizzo*	Incorporated by reference to Exhibit 10.9.1 to the Bank's Form 10-K filed with the SEC on March 18, 2011.

Exhibit No.	Description	Method of Filing +
10.8.2	Change in Control Agreement with Mr. Watson*	Incorporated by reference to Exhibit 10.9.2 to the Bank's Form 10-K filed with the SEC on March 18, 2010.
10.8.3	Amended and Restated Change in Control Agreement with Mr. Watson effective January 1, 2011*	Incorporated by reference to Exhibit 10.9.4 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.9	2009 Executive Officer and Key Employee Temporary Incentive Plan*	Incorporated by reference to Exhibit 10.10.1 to the Bank's Form 10-K filed with the SEC on March 18, 2010.
10.9.1	2010 Executive Officer and Key Employee Temporary Incentive Plan*	Incorporated by reference to Exhibit 10.10.2 to the Bank's Form 10-K filed with the SEC on March 18, 2010.
10.9.2	Amended and Restated Executive Officer Temporary Incentive Plan effective January 1, 2011*	Incorporated by reference to Exhibit 10.10.3 to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.9.3	Amended and Restated Executive Officer Temporary Incentive Plan effective January 1, 2011 as further amended September 19, 2011 (effective January 1, 2011)*	Incorporated by reference to Exhibit 10.10.3.1 to the Bank's Form 10-Q filed with the SEC on November 8, 2011
10.10	2012 Executive Officer Incentive Compensation Plan*	Filed herewith.
10.10.1	2012 Transition Incentive Compensation Plan*	Filed herewith.
10.11	Pentegra Financial Institutions Retirement Fund Summary Plan Description Dated June 1, 2008*	Incorporated by reference to Exhibit 10.13 to the Bank's Form 10-K filed with the SEC on March 27, 2009.
10.12	Offer Letter for Winthrop Watson*	Incorporated by reference to Exhibit 10.15 to the Bank's Form 10-Q filed with the SEC on November 12, 2009.
10.13	Agreement and General Release with John R. Price*	Incorporated by reference to the Exhibit 10.14 correspondingly numbered exhibit to the Bank's Form 10-K filed with the SEC on March 18, 2011.
10.14	Joint Capital Enhancement Agreement dated February 28, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's current report on Form 8-K filed with the SEC on March 1, 2011.
10.14.1	Amended Joint Capital Enhancement Agreement dated August 5, 2011	Incorporated by reference to Exhibit 99.1 of the Bank's current report on Form 8-K filed with the SEC on August 5, 2011.
12.1	Ratio of Earnings to Fixed Charges	Filed herewith.
22.1	Election of Directors Report	Incorporated by reference to Exhibit 99.2 of the Bank's current report on Form 8-K filed with the SEC on November 23, 2011.
24.0	Power of Attorney	Filed herewith.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)	Filed herewith.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. § 1350	Filed herewith.
99.1	Federal Home Loan Bank of Pittsburgh Board of Directors Audit Committee Charter	Filed herewith.
99.2	Report of the Audit Committee	Furnished herewith
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
ABS: Asset Backed Securities
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
Collateral: Property subject to a security interest that secures the discharge of an obligation (e.g., mortgage or debt obligation); a security interest that the Bank is required by statute to obtain and thereafter maintain beginning at the time of origination or renewal of a loan.

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

CFTC : Commodity Futures Trading Commission
Community Development Financial Institution (CDFI): Private institutions that provide financial services dedicated to economic development and community revitalization in underserved markets; include community development loan funds, venture capital funds and state-chartered credit unions without Federal deposit insurance. Effective February 4, 2010, CDFIs were eligible to become Bank members.

Community Financial Institution (CFI): Bank member that has deposits insured under the FDIC and average total assets for 2011 of no more than $1.04 billion over the past three years and is exempt from the requirement of having at least 10% of total assets in residential mortgage loans.

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

CRA : Community Reinvestment Act
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
       Core Based Statistical Areas (CBSA): Refers collectively to metropolitan and micropolitan statistical areas as defined by the United States Office of Management and Budget. As currently defined, a CBSA must contain at least one urban area of 10,000 or more people.

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

The Dodd-Frank Act: The Dodd-Frank Wall Street Reform and Consumer Protection Act
Duration: A common measure of the price sensitivity of an asset or liability to specified changes in interest rates.
EDS: Earned Dividend Spread
Exempt securities: Bank securities under Section 3(a)(2) of the Securities Exchange Act of 1933.
FFCB: Federal Farm Credit Banks
FFIEC: Federal Financial Institutions Examination Council
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

Federal Home Loan Bank Office of Finance (OF): FHLBank System's centralized debt issuance facility that also prepares combined financial statements, selects/evaluates underwriters, develops/maintains the infrastructure needed to meet FHLBank System goals, and administers REFCORP and FICO funding programs.

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

Federal National Mortgage Association (Fannie Mae or FNMA): GSE established in 1938 to expand the flow of mortgage money by creating a secondary market.
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
FASB : Financial Accounting Standards Board
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

Federal Home Loan Mortgage Corporation, (Freddie Mac or FHLMC): GSE chartered by Congress in 1970 to keep money flowing to mortgage lenders in support of homeownership and rental housing.
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

Government National Mortgage Association (Ginnie Mae or GNMA): GSE established by Congress in 1968 that guarantees securities backed by a pool of mortgages.

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
GDP : Gross Domestic Product
HELOC : Home Equity Line of Credit
HARP : Home Affordable Refinance Program
HAMP : Home Affordable Modification Program
Housing and Economic Recovery Act of 2008 (the Housing Act): Enacted by Congress in 2008; designed primarily to address the subprime mortgage crisis. Established the Finance Agency, replacing the Federal Housing Finance Board and the Office of Federal Housing Enterprise Oversight.

HUD: Housing and Urban Development
Internal Credit Rating (ICR): A scoring system used by the Bank to measure the financial condition of a member or housing associate and is based on quantitative and qualitative factors.
ISDA: International Swap Dealers Association
Joint and several liability: Obligation for which multiple parties are each individually and all collectively liable for payment.
Joint Capital Enhancement Agreement (JCEA): Provides that upon satisfaction of the FHLBanks’ REFCORP obligations, each FHLBank will, on a quarterly basis, allocate at least 20% of its net income to a separate restricted retained earnings account. Each FHLBank will be required to build this restricted account to an amount equal to 1% of its total consolidated obligations.

Loan to Value (LTV): The loan-to-value (LTV) ratio expresses the amount of a first mortgage lien as a percentage of the total appraised value of real property.
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

MAV : Membership Asset Value
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
Office of Management and Budget (OMB). A group that oversees the activities of federal agencies in the United States
Office of Thrift Supervision (OTS): Primary regulator of all federal and many state-chartered thrift institutions, including savings banks and savings and loans.
ORERC: Other real estate-related collateral.
Other-than-Temporary Impairment (OTTI):  From an accounting standpoint, an “impairment” of a debt or equity security occurs when the fair value of the security is less than its amortized cost basis, i.e., whenever a security has an unrealized loss.

       OTTI Governance Committee : FHLB System OTTI governance committee formed by the FHLBs with the responsibility for reviewing and approving the key modeling assumptions, inputs and methodologies to be used to generate cash flow projections, which are used in analyzing credit losses and determining OTTI for private-label MBS.

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

PHFA : Pennsylvania Housing Finance Agency
Permanent capital: Retained earnings plus capital stock; capital stock includes mandatorily redeemable capital stock.
PMI : Primary Mortgage Insurance
PCA Regulation: Prompt Corrective Action Regulation
       Public Company Oversight Board (PCAOB) : The PCAOB is a nonprofit corporation established by Congress to oversee the audits of public companies in order to protect the interests of investors and further the public interest in the preparation of informative, accurate and independent audit reports

QCR : Qualifying Collateral Report
RBC : Risk Based Capital
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
RRE : Restricted Retained Earnings
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

SBA: Small Business Administration
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

TLGP : Temporary Liquidity Guarantee Program
Total Credit Products (TCP): Includes member loans, letters of credit, loan commitments, MPF credit enhancement obligations and other credit product exposure.
       Total Credit Exposure ( TCE) : In addition to TCP, it includes accrued interest on all outstanding advances and estimated potential prepayment fee amounts, where applicable, for advances to members in full delivery collateral status.

TDR : Troubled Debt Restructure
Underlying: A specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates or other variable. An underlying may be the price or rate of an asset or liability, but is not the asset or liability itself.

UCC: Uniform Commercial Code
Veterans Affairs, Department of (VA): Federal agency with oversight for programs created for veterans of the U.S. armed forces. Mortgage loans granted by a lending institution to qualified veterans or to their surviving spouses may be guaranteed by the VA.

Weighted average coupon : Weighted average of the interest rates of loans within a pool or portfolio.

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

Federal Home Loan Bank of Pittsburgh
(Registrant)

Date: March 15, 2012

By: /s/Winthrop Watson
Winthrop Watson
President and Chief Executive Officer

Signature	Capacity	Date
/s/ Winthrop Watson Winthrop Watson	President & Chief Executive Officer	March 15, 2012
/s/ Kristina K. Williams Kristina K. Williams	Chief Operating Officer and Chief Financial Officer	March 15, 2012
*/s/ Dennis S. Marlo Dennis S. Marlo	Chairman of the Board of Directors	March 15, 2012
*/s/ John K. Darr John K. Darr	Vice Chairman of the Board of Directors	March 15, 2012
*/s/ Patrick A. Bond Patrick A. Bond	Director	March 15, 2012
*/s/ Maureen Breakiron-Evans Maureen Breakiron-Evans	Director	March 15, 2012
*/s/ Rev. Luis A. Cortés Jr. Rev. Luis A. Cortés Jr.	Director	March 15, 2012

Signature	Capacity	Date
*/s/ Brian A. Hudson Brian A. Hudson	Director	March 15, 2012
*/s/ William C. Marsh William C. Marsh	Director	March 15, 2012
*/s/ John C. Mason John C. Mason	Director	March 15, 2012
*/s/ Charlotte B. McLaughlin Charlotte B. McLaughlin	Director	March 15, 2012
*/s/ John S. Milinovich John S. Milinovich	Director	March 15, 2012
*/s/ Charles J. Nugent Charles J. Nugent	Director	March 15, 2012
*/s/ Bradford E. Ritchie Bradford E. Ritchie	Director	March 15, 2012
*/s/ Patrick J. Ward Patrick J. Ward	Director	March 15, 2012
*/s/ Robert W. White Robert W. White	Director	March 15, 2012
*By: /s/ Dana A. Yealy Dana A. Yealy, Attorney-in-fact