Form 10-Q
period 2012-03-31
Federal Home Loan Bank of Pittsburgh
filed 2012-05-09
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
or
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

There were 31,964,107 shares of common stock with a par value of $100 per share outstanding at April 30, 2012.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly other-than-temporary impairment (OTTI) process; changes in the Bank's capital structure; changes in the Bank's capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances' prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the FHLBank System's debt rating or the Bank's rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank's ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; and timing and volume of market activity. This Management's Discussion and Analysis should be read in conjunction with the Bank's unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2011 Form 10-K, including Risk Factors included in Item 1A of that report.

Executive Summary

Overview. The first quarter started with the risk aversion themes from the European sovereign crisis dominating market trading and psychology. However, market sentiment strengthened as long-term refinancing operations (LTROs) helped provide longer-term liquidity to Europe and increased investors' willingness to commit capital and assume risk. At the same time, U.S. economic data started to show signs of improvement. Investors capitalized on this trend by purchasing more risk-oriented assets that had the potential to out-perform in a stable economic recovery. This trend resulted in higher spread bond buying and equities rallying.

The Bank's financial condition and results of operation are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During 2011, the Bank faced a decreasing average advance portfolio, the runoff of higher-yielding assets, including mortgage-backed securities (MBS) and mortgage loans, and OTTI credit losses on the private label MBS portfolio. However, during the first quarter of 2012, the Bank's average advance portfolio increased approximately 11% from first quarter 2011, and net income rose to $21.8 million, compared with $2.5 million in first quarter 2011. In February 2012, the Bank declared a quarterly dividend of 10 basis points on an annualized basis and repurchased approximately $165 million in excess capital stock. In April 2012, the Bank declared a quarterly dividend of 10 basis points on an annualized basis and repurchased $113 million of excess capital stock. The Bank has repurchased approximately $1.2 billion in excess capital stock over the past seven quarters.

Interest Rate Environment. In late January, the Federal Open Market Committee (FOMC) announced that Federal Funds would likely remain at current levels until late 2014. In terms of the interest rate environment, benchmark Treasury rates remained low for the first two months of the quarter and increased slightly in March. As the European crisis stabilized, swap spreads to Treasuries tightened during the quarter. The Federal Reserve Board (Federal Reserve) continued its Treasury purchase and sales operations as part of “operation twist,” which is set to run through June 30, 2012. As the program nears completion without further comment from the Federal Reserve, market participants speculated as to the likelihood of a third round of quantitative easing.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. The Bank expects its near-term ability to generate significant earnings on short-term investments will be limited in light of the FOMC announcement regarding the Federal funds rate as noted above. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow net spreads between yield on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities.

With ample liquidity available in the domestic banking system, the effective rate on Federal funds remained in a narrow range and averaged approximately 0.10% during the first quarter of 2012. If the Federal funds effective rate remains in this lower range, as expected, the Bank's earnings on capital will be negatively impacted. The Federal Reserve has announced that it's decided to keep the target range for the Federal funds rate at zero to 25 basis points and anticipates that economic conditions are likely to warrant exceptionally low levels for the federal funds rate at least through late 2014.

The following table presents key market interest rates for the periods indicated.

	1st Quarter 2012		4th Quarter 2011		1st Quarter 2011
	Average	Ending	Average	Ending	Average	Ending
Federal funds effective rate	0.10%	0.09%	0.07%	0.04%	0.15%	0.10%
3-month LIBOR	0.51%	0.47%	0.48%	0.58%	0.31%	0.30%
2-year U.S. Treasury	0.28%	0.33%	0.26%	0.24%	0.68%	0.83%
5-year U.S. Treasury	0.89%	1.04%	0.95%	0.83%	2.11%	2.28%
10-year U.S. Treasury	2.02%	2.21%	2.03%	1.88%	3.44%	3.47%
15-year mortgage current coupon (1)	1.92%	2.04%	2.26%	2.05%	3.46%	3.48%
30-year mortgage current coupon (1)	2.90%	3.10%	3.13%	2.92%	4.26%	4.33%
Notes:
(1)Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts. The Bank's earnings are affected not only by rising or falling interest rates, but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During the first quarter 2012, the U.S. Treasury yield curve steepened significantly with short-term Treasury rates increasing modestly and 10-year Treasury rates increasing 33 basis points from year-end 2011. The spread between 2-year and 10-year Treasuries widened by approximately 24 basis points and remained relatively wide at 188 basis points. Decreased credit concerns globally resulted in 3-month LIBOR declining approximately 11 basis points in first quarter 2012, versus 3-month T-bills which increased approximately 7 basis points.

The performance of the Bank's portfolios of mortgage assets is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter duration mortgage products. Under normal circumstances, when rates decline, prepayments increase, resulting in accelerated accretion/amortization of any associated discounts/premiums. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin. Given the continuing trends of declining home values and tighter mortgage credit, refinancing activity has been slow compared to historical experience. However, the reduced refinancing level has not prevented higher spread MBS portfolios from prepaying and being replaced with lower spread MBS. The Finance Agency, with Fannie Mae and Freddie Mac, have announced a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage. Other federal agencies have implemented other programs during the past few years to prevent foreclosure (including the Home Affordable Modification Program and the Principal Reduction Alternative). At this time, the Bank does not expect the HARP changes or existing foreclosure prevention programs to have a significant impact on the Bank's mortgage portfolios. However, program execution and any potential changes may alter this perspective.

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

Market and Housing Trends. During the first quarter of 2012, there was favorable U.S. economic data, including strong corporate profits, high cash balances on corporate balance sheets, low interest rates, continued strength in auto sales, and solid consumer confidence and retail sales.  The downside risks have remained the same throughout the economic recovery as unemployment remains elevated. The recent positive trends appeared to have accelerated growth beginning in the fourth quarter of 2011 and continued into first quarter 2012, with most economists forecasting Gross Domestic Product (GDP) growth between 2.5% and 3.0% on an annualized basis. Despite these positive trends, the outlook for 2012 remains mixed, as many economists believe the first quarter improvements are temporary due to warm weather impacting seasonal adjustments and fear the global slowdown will hinder U.S. growth in the second half of 2012.

Real estate is not contributing significantly to economic growth, but has shown some signs of stabilization and a turnaround in a few cities. Home prices are now dropping at a slower pace nationally and construction activity has increased but remains near historic lows. Rates on 30-year mortgages have hovered near 4.0% due in part to the Federal Reserve's “Operation Twist” program. These low rates are expected to persist for the foreseeable future and should help support the housing market. Despite low rates and high levels of affordability, the rental market appears to be leading the recovery. Rents are up and vacancies are down in almost all regions of the U.S. while multi-family construction starts have made strong contributions to construction activity. Despite the low rates, foreclosures and large "shadow" inventory are expected to deter any dramatic housing recovery during the remainder of 2012.

Stronger economic trends domestically and the evolving European sovereign debt crisis have been the main themes of the first quarter. It is uncertain whether the sovereign debt resolutions will provide long-term stability in Europe but the markets have received the recent trends positively, pushing LIBOR rates lower. In addition to the decreased concern over European sovereign debt and the corresponding banking crisis, positive economic results in the first quarter of 2012 led to higher Treasury rates and a steeper yield curve and long-term economic optimism improved. The ongoing European crisis also demonstrates the fragility of the global economic recovery. The Eurozone GDP is slightly larger than that of the U.S. and a drawn out recession in the European Union could lead to a significant slowdown domestically. European countries facing higher borrowing costs combined with reduced government and consumer spending activity have led many economists to forecast a European recession in 2012.

The Bank's members' demand for advances remained steady during the first quarter of 2012 due to attractive rates and liquidity needs. Member banks have historically high deposit levels which provide them with funding for their loan demand.

Results of Operations. During the first quarter of 2012, the Bank recorded net income of $21.8 million, up $19.3 million from the first quarter of 2011. This improvement was driven primarily by lower OTTI credit losses on the Bank's private label MBS, higher net interest income, and a lower provision for credit losses. OTTI credit losses were $7.2 million in first quarter 2012 compared to $20.5 million for first quarter 2011. Net interest income for the first quarter 2012 was $42.2 million, up $3.0 million compared to $39.2 million for first quarter 2011 and was primarily due to lower interest expense associated with the Bank's consolidated obligations as well as to increased interest income related to advance prepayment fees.

OTTI. The vast majority of the Bank's OTTI has been in the Bank's Alt-A and Prime private label MBS portfolios. The Alt-A sector includes borrowers who have characteristics of both subprime and Prime borrowers. A significant portion of the Bank's private label MBS portfolio is Alt-A, although the majority of the portfolio continues to be comprised of MBS backed by Prime loans. The Bank experienced Alt-A OTTI credit charges of $0.6 million and Prime OTTI credit charges of $5.2 million in first quarter 2012. The Bank was not significantly impacted by the deterioration in the subprime market, as there is very little subprime private label MBS in the portfolio.

The overall portfolio's performance has declined slightly in terms of delinquencies, and the credit enhancement (CE) levels continue to decline as foreclosures make their way through the system. Additionally, certain types and vintages of securities feel greater stress than others. Quarterly OTTI assumption changes during the first quarter of 2012 did not significantly impact the Bank; however, assumption changes in future periods could materially impact the amount of recorded OTTI credit-related losses. Additionally, if the performance of the underlying loan collateral deteriorates, the Bank could experience further credit losses on the portfolio. The Bank cannot estimate the future amount of additional credit losses. See Note 6 - OTTI to the unaudited financial statements in this Form 10-Q for additional information regarding the key modeling assumptions for OTTI measurement.

Net Interest Income. The increase in net interest income was driven by two main factors: a decrease in interest expense on consolidation obligations and an increase in interest income from prepayment fees. In addition, the runoff of higher-yielding mortgage assets was offset by an increase in advance demand during the first quarter of 2012. As a result, the net interest margin for first quarter 2012 increased 2 basis points to 32 basis points compared with first quarter 2011. Going forward as private label MBS, which are generally higher-coupon assets, pay down and otherwise decline, the Bank expects to replace such investments with lower-yielding, less risky Agency and Government Sponsored Enterprise (GSE) MBS.

Financial Condition. Advances. Advances totaled $31.4 billion at March 31, 2012 compared to $30.6 billion at December 31, 2011. The advance portfolio also increased on an average basis, up 10.8% from first quarter 2011. Demand for advances has increased primarily due to increased member liquidity needs and attractive advance rates relative to other wholesale funding sources. Although the size of the advance portfolio increased during the first quarter of 2012, the average life has decreased as evidenced in the swing of short-term advance balances. At March 31, 2012, nearly 54% of the par value of advances in the portfolio had a remaining maturity of one year or less, compared to 48% at December 31, 2011. A large portion of short-term advances has historically been rolled over upon maturity.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) member reaction to the Bank's voluntary decision to execute partial excess stock repurchases; (4) the Bank's liquidity position and how management chooses to fund the Bank; (5) current and future credit market conditions; (6) housing market trends; and (7) the shape of the yield curve. The low interest rate environment that has persisted for a substantial period of time has not appeared to affect members' advance demand. Rather, low advance demand that the Bank has experienced in the recent past has been driven primarily by the significant increase in members' liquidity due to higher retail deposits and an overall decrease in the size of members' balance sheets.

Investments. At March 31, 2012, the Bank held $17.7 billion of total investment securities, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities as well as securities purchased under agreement to resell, interest-bearing deposits, and Federal funds sold. This total included $3.1 billion of private label MBS. As of March 31, 2012, $1.0 billion was rated "investment grade" and $2.1 billion was rated "below investment grade." The Bank has experienced overall improvement in the fair value of its private label MBS portfolio since the low point at the end of 2008. Prices can change for many reasons; the Bank is unable to predict the direction of future prices on these investments. The overall balance of the private label MBS continues to decline, primarily due to paydowns.

Consolidated Obligations of the FHLBank System. FHLBank monthly bond trading volume averaged $36 billion during the first quarter of 2012, and it was somewhat uneven in nature. On a weighted average basis, when compared to 3-month LIBOR, FHLBank monthly bond funding costs were relatively stable during the quarter but slightly below the extremely favorable funding levels at the end of 2011. FHLBank consolidated obligations outstanding continued to shrink in the first quarter of 2012, declining $34 billion to $658 billion at March 31, 2012. The decline in consolidated obligations outstanding may be attributed in part to bond call volume.

The Bank's consolidated obligations totaled $47.5 billion at March 31, 2012, an increase of $969 million since December 31, 2011. The increase in consolidated obligations was due to an $873 million increase in discount notes and a $96 million increase in bonds. At March 31, 2012, bonds represented 75.2% of the Bank's consolidated obligations, compared with 76.5% at December 31, 2011. Discount notes represented 24.8% of the Bank's consolidated obligations at the end of the first quarter 2012 compared with 23.5% at year-end 2011.

Capital Position and Regulatory Requirements. Total retained earnings at March 31, 2012 were $456.2 million, up from $435.3 million at year-end 2011 reflecting first quarter 2012 net income, slightly offset by dividends paid. Accumulated other comprehensive income (AOCI) related to the noncredit portion of OTTI losses on AFS securities improved from $(168.1) million at December 31, 2011 to $(105.7) million at March 31, 2012 primarily due to price appreciation and paydowns in the private label MBS portfolio.

In the Finance Agency's most recent determination, as of December 31, 2011, the Bank was deemed "adequately capitalized." In its determination, the Finance Agency maintained its concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient, and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. The Finance Agency continues to monitor the Bank's capital adequacy. As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2012. The Bank exceeded its risk-based, total and leverage capital requirements at both March 31, 2012 and December 31, 2011, as presented in the Capital Resources section in this Item 2. Management's Discussion and Analysis.

The Bank measures capital adequacy with a key risk indicator - Market Value of Equity to Par Value of Capital Stock (MV/CS). As of March 31, 2012, the floor established by the Board for this metric was 90.0%, representing the estimated level from which the MV/CS would recover to par through the retention of earnings over the 5-year redemption period of the Bank's capital stock. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are required to be restricted. See the "Risk Governance" section of Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2011 Form 10-K for additional details.

Because the MV/CS ratio was 103.9% at March 31, 2012, above the floor of 90.0%, the Bank performed additional analysis of the adequacy of capital taking into consideration the impact of potential excess capital stock repurchases and/or dividend payouts. As a result of the analysis, on April 30, 2012, the Bank executed a partial repurchase of excess capital stock and paid a dividend to members. The $113 million of excess capital stock repurchased from any member was the lesser of 5% of the member's total capital stock outstanding or its excess capital stock outstanding on April 27, 2012. This was the Bank's seventh consecutive quarter of excess capital stock repurchases. Additionally, on April 30, 2012, the Bank paid an annualized dividend of 10 basis points per share. This was the Bank's second consecutive quarterly dividend.

Management adopted a framework for evaluating retained earnings adequacy. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The retained earnings target generated from this framework is sensitive to favorable and unfavorable changes in the Bank's risk profile. The framework assists the Board and management in their overall analysis of the level of future excess stock repurchases and dividends. See the "Capital and Retained Earnings" discussion in Financial Condition in Item 7. Management's Discussion and Analysis in the Bank's 2011 Form 10-K for additional details regarding the retained earnings framework.

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

The Bank's analysis indicates that the specific possible implications to the Bank of this downgrade could include the following: (1) an increase in the Bank's cost of funds; (2) a limit in the Bank's ability to access the funding markets; (3) a reduction in the Bank’s letter of credit business; (4) a reduction in the Bank's ability to invest in the debt securities of certain issuers; (5) an increase in the amount of collateral the Bank would be required to post under derivative contracts; (6) a reduction in the market value of the Bank’s equity; (7) an increase in the Bank’s risk based capital (RBC) requirements; and (8) changes in the valuation of the collateral underlying the Bank's advance portfolio. There could be additional negative longer-term impacts as well.

Bank management does not believe the downgrade had, or will have, a material effect on the Bank's cost of funds in the short-term or intermediate-term. Additionally, the downgrade has not impacted the Bank's ability to access the capital markets.

Management has also evaluated significant contracts and covenants and determined that only International Swaps and Derivatives Association derivative contracts were impacted by the downgrade, which required additional collateral to be pledged with respect to these contracts. To date, letters of credit have not been impacted by the downgrade because (1) the governing state requirement is based on downgrade by both Moody's and S&P; (2) the governing state requirement is based on maintaining at least a AA rating; and/or (3) there were no rating requirements in the governing state. The Bank continues to evaluate and disclose any implications associated with contracts and covenants which may be impacted by the downgrade.

Management reviewed any possible impact the downgrade may have had or could have on financial instruments measured at fair value (including derivative assets and liabilities and trading and GSE investment securities). The downgrade did not have any material effect on these values.

As of March 31, 2012, the Bank was rated Aaa/Negative Outlook for unsecured long-term debt by Moody's and was rated AA+ with a negative outlook by S&P. These ratings reflect the benefit of the implicit support the FHLBanks receive from the U.S. government and are unchanged from the ratings as of December 31, 2011.

Financial Highlights

The Condensed Statement of Income data for the three months ended March 31, 2012 and the Condensed Statement of Condition data as of March 31, 2012 are unaudited and were derived from the financial statements included in this Form 10-Q. Except for data as of December 31, 2011 and the three months then ended, the Condensed Statement of Income and Condensed Statement of Condition data for all other quarterly periods is unaudited and was derived from the applicable quarterly reports filed on Form 10-Q. The Condensed Statement of Condition data as of December 31, 2011 was derived from the audited financial statements in the Bank's 2011 Form 10-K. The Condensed Statement of Income data for the three months ended December 31, 2011 is unaudited and was derived from the Bank's 2011 Form 10-K.

Condensed Statement of Income

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions, except per share data)	2012	2011	2011	2011	2011
Net interest income	$42.2	$41.7	$37.5	$36.0	$39.2
Provision for credit losses	0.1	3.7	2.4	1.1	2.8
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	(7.2)	(7.6)	(6.2)	(10.8)	(20.5)
Net gains (losses) on derivatives and hedging activities	4.0	(0.5)	(5.3)	(0.7)	0.8
Net realized gains from sale of AFS securities	—	—	—	7.3	—
Other income, net	2.8	3.0	2.3	2.1	3.1
Total other noninterest loss	(0.4)	(5.1)	(9.2)	(2.1)	(16.6)
Other expense	17.5	20.8	12.2	15.6	16.4
Income before assessments	24.2	12.1	13.7	17.2	3.4
Assessments (2)	2.4	1.2	1.8	4.5	0.9
Net income	$21.8	$10.9	$11.9	$12.7	$2.5
Earnings per share (3)	$0.69	$0.32	$0.34	$0.34	$0.06

Dividends (4)	$0.9	$—	$—	$—	$—
Dividend payout ratio	3.91%	—	—	—	—
Return on average equity	2.51%	1.19%	1.23%	1.27%	0.25%
Return on average assets	0.16%	0.09%	0.09%	0.09%	0.02%
Net interest margin (5)	0.32%	0.34%	0.30%	0.27%	0.30%
Regulatory capital ratio (6)	7.03%	7.44%	8.45%	7.91%	8.12%
Total capital ratio (at period-end) (7)	6.48%	6.47%	8.05%	7.59%	7.78%
Total average equity to average assets	6.50%	7.37%	7.53%	7.69%	7.76%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Includes Resolution Funding Corporation (REFCORP) assessments through second quarter 2011. On August 5, 2011, the FHLBanks fully satisfied the REFCORP obligation; as a result, the Bank did not record any REFCORP assessments after the second quarter of 2011. Also includes Affordable Housing Program (AHP) assessments for all periods presented.
(3) Calculated based on net income.
(4) On February 23, 2012, the Bank paid a dividend of 0.10% annualized.
(5) Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(6) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end.
(7) Total capital ratio is capital stock plus retained earnings and AOCI (loss), in total at period-end, as a percentage of total assets at period-end.

Condensed Statement of Condition

	March 31,	December 31,	September 30,	June 30,	March 31,
(in millions)	2012	2011	2011	2011	2011
Cash and due from banks	$198.0	$634.3	$195.7	$1,468.1	$190.2
Investments(1)	17,694.0	16,639.5	16,526.3	19,185.5	20,812.9
Advances	31,446.4	30,604.8	25,838.6	26,912.4	26,658.7
Mortgage loans held for portfolio, net(2)	3,726.6	3,883.1	4,031.2	4,131.3	4,254.3
Prepaid REFCORP assessment	—	—	—	—	36.9
Total assets	53,291.2	51,994.3	46,828.7	51,946.8	52,199.4
Consolidated obligations, net:
Discount notes	11,794.4	10,921.5	7,465.9	10,815.0	13,157.6
Bonds	35,709.3	35,613.0	33,657.3	34,891.6	33,017.8
Total consolidated obligations, net(3)	47,503.7	46,534.5	41,123.2	45,706.6	46,175.4
Deposits and other borrowings	1,275.5	1,099.7	1,222.7	1,192.0	1,108.7
Mandatorily redeemable capital stock	194.1	45.7	48.1	31.5	33.1
AHP payable	15.5	13.6	13.1	12.8	12.4
REFCORP payable	—	—	—	3.1	—
Capital stock - putable	3,097.3	3,389.9	3,483.7	3,664.0	3,804.6
Unrestricted retained earnings	447.3	430.8	422.0	412.5	399.8
Restricted retained earnings (4)	8.9	4.5	2.4	—	—
AOCI	(100.6)	(162.3)	(137.0)	(132.1)	(143.5)
Total capital	3,452.9	3,662.9	3,771.1	3,944.4	4,060.9
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold, securities purchased under agreement to resell and interest-bearing deposits.
(2) Includes allowance for loan losses of $14.3 million at March 31, 2012 and December 31, 2011, and $11.5 million, $9.2 million and $8.3 million at September 30, 2011, June 30, 2011 and March 31, 2011, respectively.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $658.0 billion, $691.9 billion, $696.5 billion, $727.5 billion and $766.0 billion at March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011 and March 31, 2011, respectively.
(4) Prior to September 30, 2011, all retained earnings were unrestricted.

Adjusted Earnings. Adjusted earnings are considered to be a non-GAAP measurement. Results based on this definition of adjusted earnings are presented below.

Because of the nature of (1) OTTI credit charges and (2) the gains (losses) on sales of OTTI securities, the Bank believes that adjusting net income for these items, including applicable assessments, and evaluating these results as adjusted (which the Bank defines as "adjusted earnings") is important to understand how the Bank is performing with respect to its primary business operations and to provide meaningful comparisons to prior periods.

The Bank's primary business operations include the following: lending to members (advances); maintaining an investment portfolio for liquidity, derivative counterparty collateral, and earnings purposes; participating in the Mortgage Partnership Finance (MPF) Program by purchasing mortgage loans originated by or through members; offering other credit and noncredit products to members, including letters of credit, interest rate exchange agreements, affordable housing grants, securities safekeeping, and deposits products and services; issuing consolidated obligations to fund the Bank's operations in these programs; and providing funding for housing and economic development in its district's communities.

Statement of Income
Reconciliation of GAAP Earnings to Non-GAAP Adjusted Earnings

	Three Months Ended March 31, 2012
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$42.2	$—	$42.2
Provision for credit losses	0.1	—	0.1
Other noninterest income (loss):
Net OTTI losses, credit portion	(7.2)	7.2	—
Net gains on derivatives and hedging activities	4.0	—	4.0
Other income, net	2.8	—	2.8
Total other noninterest income (loss)	(0.4)	7.2	6.8
Other expense	17.5	—	17.5
Income before assessments	24.2	7.2	31.4
Assessments	2.4	0.7	3.1
Net income	$21.8	$6.5	$28.3
Earnings per share	$0.69	$0.20	$0.89

Return on average equity	2.51%	0.75%	3.26%
Return on average assets	0.16%	0.05%	0.21%

	Three Months Ended March 31, 2011
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$39.2	$—	$39.2
Provision for credit losses	2.8	—	2.8
Other noninterest income (loss):
Net OTTI losses, credit portion	(20.5)	20.5	—
Net gains on derivatives and hedging activities	0.8	—	0.8
Other income, net	3.1	—	3.1
Total other noninterest income (loss)	(16.6)	20.5	3.9
Other expense	16.4	—	16.4
Income before assessments	3.4	20.5	23.9
Assessments	0.9	5.4	6.3
Net income	$2.5	$15.1	$17.6
Earnings per share	$0.06	$0.39	$0.45

Return on average equity	0.25%	1.48%	1.73%
Return on average assets	0.02%	0.11%	0.13%

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the three months ended March 31, 2012 and 2011, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2011 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $21.8 million for first quarter 2012, compared to $2.5 million for first quarter 2011. This increase was driven primarily by lower net OTTI credit losses on the Bank's private label MBS, higher net interest income, and a lower provision for credit losses in the current period. Net OTTI credit losses were $7.2 million and $20.5 million for the three months ended March 31, 2012 and 2011, respectively. The Bank's return on average equity for first quarter 2012 was 2.51%, compared to 0.25% for first quarter 2011.

Adjusted Earnings. As presented in Financial Highlights, adjusted earnings for the three months ended March 31, 2012 and 2011 exclude the impact of OTTI charges and related assessments, as applicable. For first quarter 2012, the Bank's adjusted earnings totaled $28.3 million, an increase of $10.7 million over first quarter 2011 adjusted earnings. Higher net gains on derivatives and hedging activities, lower assessments, higher net interest income, and a lower provision for credit losses all contributed to higher adjusted earnings. The Bank's adjusted return on average equity was 3.26% for first quarter 2012, compared to 1.73% percent for first quarter 2011.

Net Interest Income

The following table summarizes the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for the three months ended March 31, 2012 and 2011.

Average Balances and Interest Yields/Rates Paid

	Three Months Ended March 31,
	2012			2011
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets
Federal funds sold(1)	$3,884.3	$0.9	0.10	$4,941.3	$1.7	0.14
Interest-bearing deposits(2)	542.2	0.1	0.10	333.0	0.1	0.16
Investment securities(3)	14,320.2	69.2	1.94	15,560.3	87.9	2.29
Advances(4)	30,585.8	70.2	0.92	27,611.0	64.2	0.94
Mortgage loans held for portfolio(5)	3,811.3	45.0	4.75	4,372.4	52.6	4.88
Total interest-earning assets	53,143.8	185.4	1.40	52,818.0	206.5	1.58
Allowance for credit losses	(17.3)			(8.9)
Other assets(6)	555.0			403.2
Total assets	$53,681.5			$53,212.3
Liabilities and capital
Deposits (2)	$1,167.8	$0.1	0.04	$1,148.7	$0.2	0.06
Consolidated obligation discount notes	12,532.4	1.8	0.06	12,598.8	5.2	0.17
Consolidated obligation bonds(7)	34,858.5	141.2	1.63	33,950.8	161.9	1.93
Other borrowings	205.9	0.1	0.14	37.4	—	0.13
Total interest-bearing liabilities	48,764.6	143.2	1.18	47,735.7	167.3	1.42
Other liabilities	1,429.1			1,345.0
Total capital	3,487.8			4,131.6
Total liabilities and capital	$53,681.5			$53,212.3
Net interest spread			0.22			0.16
Impact of noninterest- bearing funds			0.10			0.14
Net interest income/net interest margin		$42.2	0.32		$39.2	0.30
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
(4))Average balances reflect noninterest-earning hedge accounting adjustments of $1.2 billion in both 2012 and 2011.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7))Average balances reflect noninterest-bearing hedge accounting adjustments of $344.0 million and $259.2 million in 2012 and 2011, respectively.

Net interest income for first quarter 2012 increased $3.0 million over first quarter 2011. Yields on interest-earning assets declined 18 basis points, which was primarily due to lower yields on investment securities and mortgage loans as maturing investments continue to be replaced at a lower-yield. The rate paid on interest-bearing liabilities declined 24 basis points due to lower funding costs on both discount notes and bonds resulting in a 6 basis point improvement in net interest spread. Average interest-earning assets increased 1% with higher demand for advances being mostly offset by lower investments.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between March 31, 2012 and 2011.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	2012 Compared to 2011
(in millions)	Volume	Rate	Total
Federal funds sold	$(0.3)	$(0.5)	$(0.8)
Interest-bearing deposits	0.1	(0.1)	—
Investment securities	(6.0)	(12.7)	(18.7)
Advances	7.4	(1.4)	6.0
Mortgage loans held for portfolio	(6.2)	(1.4)	(7.6)
Total interest-earning assets	$(5.0)	$(16.1)	$(21.1)

Interest-bearing deposits	$—	$(0.1)	$(0.1)
Consolidated obligation discount notes	—	(3.4)	(3.4)
Consolidated obligation bonds	5.6	(26.3)	(20.7)
Other borrowings	0.1	—	0.1
Total interest-bearing liabilities	$5.7	$(29.8)	$(24.1)
Total increase (decrease) in net interest income	$(10.7)	$13.7	$3.0

Interest income and interest expense each decreased in the first quarter of 2012 compared to the first quarter of 2011. The decline in interest income was driven by both rate and volume declines, while the interest expense decline was rate driven and partially offset by an increase in volume. The decline in interest income was from the investment portfolio and mortgage loans held for portfolio, partially offset by an increase in the advances portfolio. Interest income from the investment portfolio declined due to decreases in rates and volume. The mortgage loans held for portfolio declined due to continued run-off in the portfolio as well as a decrease in yields. The increase in interest income from the advances portfolio was due to an increase in volume which was partially offset by a small decrease due to rates. A decrease in rates paid for consolidated obligation bonds drove the decline in interest expense, partially offset by an increase in volume.

The investment securities portfolio includes trading, AFS and HTM securities. Average investment balances decreased from first quarter 2011 to first quarter 2012 leading to the volume and rate related decline in interest income. The decline was driven by certificates of deposit balances, partially offset by increases in Agency notes and Agency MBS balances. Agency MBS balances increased as purchases exceeded the run-off of the existing MBS portfolio. The Bank has not purchased any private label MBS since late 2007, purchasing only Agency and GSE MBS since 2008, including approximately $1.0 billion in 2012. The rate decrease was primarily related to the MBS portfolio as lower-yielding agency MBS have replaced the run-off of private label MBS.

Average Advances Portfolio Detail

The following table presents the average par balances of the Bank's advance portfolio for the three months ended March 31, 2012 and 2011. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three Months Ended March 31,		Change 2012 vs. 2011
Product	2012	2011	%
Repo/Mid-Term Repo	$9,304.0	$7,764.8	19.8
Core (Term)	16,105.4	13,546.0	18.9
Convertible Select	3,886.1	5,042.1	(22.9)
Total par value	$29,295.5	$26,352.9	11.2

The average advances portfolio increased from first quarter 2011 to first quarter 2012. This increase in volume resulted in an increase in interest income partially offset by a slight decrease in the yield. Demand for advances increased in fourth quarter

2011 and again in first quarter 2012. Attractive advance rates and member's liquidity needs contributed to the recent increase in advance balances. The yield on this portfolio dropped slightly from first quarter 2011 to first quarter 2012.

The average mortgage loans held for portfolio balance declined from first quarter 2011 to first quarter 2012. The related interest income on the portfolio also declined. The portfolio balance decreased due to the continued run-off of the existing portfolio, which more than offset purchases of new loans. Interest income decreased due to the lower average portfolio balances and a lower yield on the portfolio. The yield decreased due to new lower yielding mortgage loans replacing the runoff of higher yielding loans and an increase in nonperforming loans in the comparison period.

The consolidated obligations portfolio balance increased from first quarter 2011 to first quarter 2012 as an increase in average bond balances was partially offset by a slight decrease in discount note balances. Interest expense on bonds declined in the comparison period as the decrease in rates paid more than offset the increase in volume. The rate decrease was primarily due to falling longer term rates. Longer term debt was called and replaced with lower-paying bonds. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Net Interest Income Derivatives Effects” discussion below.

Market conditions continued to impact the cost of the Bank's consolidated obligations. In the third quarter of 2011, the European sovereign debt crisis re-emerged, leading to an improvement in funding levels, primarily realized in shorter-term consolidated obligations. This trend continued for the remainder of 2011. Funding levels have deteriorated during the first quarter of 2012 as European concerns have diminished after the European Central Bank injected liquidity into the European financial system via two Long-Term Refinancing Operations.

Net Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for the three months ended March 31, 2012 and 2011. Derivative and hedging activities are discussed below.

Three Months Ended March 31, 2012 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$30,585.8	$70.2	0.92	$185.1	2.43	$(114.9)	(1.51)
Mortgage loans held for portfolio	3,811.3	45.0	4.75	45.8	4.83	(0.8)	(0.08)
All other interest-earning assets	18,746.7	70.2	1.51	70.2	1.51	—	—
Total interest-earning assets	$53,143.8	$185.4	1.40	$301.1	2.28	$(115.7)	(0.88)
Liabilities and capital:
Consolidated obligation bonds	$34,858.5	$141.2	1.63	$187.3	2.16	$(46.1)	(0.53)
All other interest-bearing liabilities	13,906.1	2.0	0.06	2.0	0.06	—	—
Total interest-bearing liabilities	$48,764.6	$143.2	1.18	$189.3	1.56	$(46.1)	(0.38)
Net interest income/net interest spread		$42.2	0.22	$111.8	0.72	$(69.6)	(0.50)

Three Months Ended March 31, 2011 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$27,611.0	$64.2	0.94	$207.3	3.04	$(143.1)	(2.10)
Mortgage loans held for portfolio	4,372.4	52.6	4.88	53.5	4.96	(0.9)	(0.08)
All other interest-earning assets	20,834.6	89.7	1.75	89.7	1.75	—	—
Total interest-earning assets	$52,818.0	$206.5	1.58	$350.5	2.69	$(144.0)	(1.11)
Liabilities and capital:
Consolidated obligation bonds	$33,950.8	$161.9	1.93	$230.0	2.75	$(68.1)	(0.82)
All other interest-bearing liabilities	13,784.9	5.4	0.16	5.4	0.16	—	—
Total interest-bearing liabilities	$47,735.7	$167.3	1.42	$235.4	2.00	$(68.1)	(0.58)
Net interest income/net interest spread		$39.2	0.16	$115.1	0.69	$(75.9)	(0.53)
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
The impact of derivatives reduced net interest income and net interest spread for the quarters ended March 31, 2012 and 2011.
The Bank uses many different funding and hedging strategies. One strategy involves closely match-funding bullet advances with bullet debt. This is designed in part to (1) avoid the use of derivatives where prudent, (2) restrain growth in the size of the Bank's derivatives portfolio, and (3) reduce the Bank's reliance on short-term funding.
In addition, the Bank has a program to lower derivative counterparty credit exposure by reducing the number of derivatives outstanding without materially impacting the Bank's risk or earnings profiles. Basis adjustments (BAs) that are created as a result of the discontinuation of fair value hedge accounting upon termination of the swaps are accreted or amortized over the remaining lives of the advances or debt. This strategy will result in additional accretion and amortization of BAs which will be reflected in the Statement of Income within net interest income. If there are significant prepayments of advances that have associated BAs, there will be an acceleration of the amortization of the related BA, which may or may not be offset by prepayment fees. If a significant number of instruments prepay, this will result in volatility within interest income in the Statement of Income.

Provision for Credit Losses. The provision for credit losses on mortgage loans and Banking on Business (BOB) for first quarter 2012 was $0.1 million compared to $2.8 million in the same period in 2011. The decrease was primarily due to an increase in the performance based CE coverage in the Bank's MPF portfolio. This increased due to the current interest rate environment which caused an increase in the estimated life of the portfolio whereby more CE fees can cover losses in the portfolio.

Other Noninterest Income (Loss)

	Three Months ended March 31,
(in millions)	2012	2011
Total OTTI losses	$(1.1)	$(3.1)
OTTI losses reclassified (from) AOCI	(6.1)	(17.4)
Net OTTI losses, credit portion	(7.2)	(20.5)
Net gains on trading securities	0.4	0.2
Net gain on derivatives and hedging activities	4.0	0.8
Services fees	0.6	0.6
Other, net	1.8	2.4
Total other noninterest income (loss)	$(0.4)	$(16.5)

Total other noninterest losses declined $16.1 million in first quarter 2012, compared with first quarter 2011 primarily due to the $13.3 million decline in net OTTI credit losses. In addition, total other noninterest losses for first quarter 2012 included a $4.0 million gain on derivatives and hedging activities compared with a $0.8 million gain in first quarter 2011.

See additional discussion on OTTI charges in Critical Accounting Policies and the “Credit and Counterparty Risk - Investments” discussion in Risk Management, both in this Item 2. Management's Discussion and Analysis in this Form 10-Q. The activity related to derivatives and hedging activities is discussed in more detail below.

Derivatives and Hedging Activities. The Bank enters into interest rate swaps, caps, floors and swaption agreements, referred to collectively as interest rate exchange agreements and more broadly as derivative transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives fair values are either recorded in the Statement of Income or AOCI within the capital section of the Statement of Condition depending on the hedge strategy.

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

The following table details the net effect of derivatives and hedging activities for the three months ended March 31, 2012 and 2011.

	Three Months Ended March 31, 2012
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(15.3)	$—	$—	$6.5	$(8.8)
Net interest settlements included in net interest income (2)	(99.6)	—	—	39.6	(60.0)
Total net interest income	$(114.9)	$—	$—	$46.1	$(68.8)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$1.9	$—	$—	$0.8	$2.7
Gains (losses) on derivatives not receiving hedge accounting	(0.7)	(0.1)	1.1	1.0	1.3
Total net gains (losses) on derivatives and hedging activities	$1.2	$(0.1)	$1.1	$1.8	$4.0
Total net effect of derivatives and hedging activities	$(113.7)	$(0.1)	$1.1	$47.9	$(64.8)

	Three Months Ended March 31, 2011
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(14.7)	$—	$—	$7.3	$(7.4)
Net interest settlements included in net interest income (2)	(128.4)	—	—	60.8	(67.6)
Total net interest income	$(143.1)	$—	$—	$68.1	$(75.0)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$1.5	$—	$—	$(0.7)	$0.8
Gains (losses) on derivatives not receiving hedge accounting	0.2	(0.4)	0.1	(0.1)	(0.2)
Other	—	0.2	—	—	0.2
Total net gains (losses) on derivatives and hedging activities	$1.7	$(0.2)	$0.1	$(0.8)	$0.8
Total net effect of derivatives and hedging activities	$(141.4)	$(0.2)	$0.1	$67.3	$(74.2)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). During the first quarter of 2012 and 2011, total ineffectiveness related to these fair value hedges resulted in net gains. The total notional amount of fair value hedges increased from $23.8 billion at March 31, 2011 to $27.8 billion at March 31, 2012. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives Not Receiving Hedge Accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the "Net gains (losses) on derivatives and hedging activities" line item. For economic hedges, the Bank recorded a gain during the first quarter of 2012 compared to a loss in the first quarter of 2011. The total notional amount of economic hedges was $4.2 billion and $1.9 billion at March 31, 2012 and 2011, respectively.

AHP and REFCORP Assessments

Assessment Calculations. Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) have equated to a proportion of the Bank's net income comparable to that paid in income tax by fully taxable entities. In second quarter of 2011, the FHLBanks fully satisfied their REFCORP obligation. As a result, the FHLBanks are no longer required to pay quarterly REFCORP assessments. Beginning in the third quarter of 2011, under the terms of the Amended Joint Capital Enhancement Agreement (Amended JCEA), the Bank began recognizing 20% of its net income as restricted retained earnings (RRE). The Amended JCEA and RRE account are discussed in further detail in Note 17 - Capital in the Notes to the Financial Statements in the Bank's 2011 Form 10-K.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited Financial Statements in the Bank's 2011 Form 10-K.

Assets

Total assets were $53.3 billion at March 31, 2012, compared to $52.0 billion at December 31, 2011. The increase was primarily due to the increase of $1.0 billion of securities purchased under agreements to resell and a $0.8 billion increase in advances. These increases were partially offset by a $0.2 billion decrease in the mortgage loans held for portfolio. The following provides additional details regarding the primary components of the Statement of Condition.

Advances. Advances (par) totaled $30.3 billion at March 31, 2012 compared with $29.3 billion at December 31, 2011. This increase reflected moderate demand for the Core (Term) product, partially offset by a decline in the Repo and Convertible products. At March 31, 2012, the Bank had advances to 184 borrowing members, compared to 191 borrowing members at December 31, 2011. A significant concentration of the advances continued to be generated from the Bank's five largest borrowers, reflecting the asset concentration mix of the Bank's membership base. Total advances outstanding to the Bank's five largest members increased modestly as of March 31, 2012 compared to December 31, 2011.

The following table provides information at par on advances by different product type at March 31, 2012 and December 31, 2011.

	March 31,	December 31,
in millions	2012	2011
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$5.0	$5.0
Core (Term)	1,246.0	1,748.0
Total adjustable/variable-rate indexed	$1,251.0	$1,753.0
Fixed rate:
Repo/Mid-Term Repo	$10,295.7	$11,782.5
Core (Term)	14,482.8	11,332.9
Total fixed rate	$24,778.5	$23,115.4
Convertible	$3,814.3	$3,990.8
Amortizing/mortgage-matched:
Core (Term)	$413.2	$453.2
Total par balance	$30,257.0	$29,312.4

Total callable advances	$4,500.0	$1,002.0

The Bank had no putable advances at March 31, 2012 or December 31, 2011.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average advance balance during the three months ended March 31, 2012 and the year ended December 31, 2011.

	March 31,	December 31,
Member Asset Size	2012	2011
Less than $100 million	23	30
Between $100 million and $500 million	101	116
Between $500 million and $1 billion	40	45
Between $1 billion and $5 billion	25	30
Greater than $5 billion	12	15
Total borrowing members during the year	201	236
Total membership	297	300
Percentage of members borrowing during the period	67.7%	78.7%
Total borrowing members with outstanding loan balances at period-end	184	191
Percentage of members borrowing at period-end	62.0%	63.7%

During first quarter 2012, changes in the Bank's membership resulted in a net decrease of three members. This activity included one out-of-district merger, one member placed into receivership and three members merged within the Bank's district. These reductions were partially offset by the addition of two new members.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of Item 2. Management's Discussion and Analysis in this Form 10-Q for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of March 31, 2012.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, totaled $3.7 billion at March 31, 2012 compared with $3.9 billion at December 31, 2011. This decline was primarily driven by the continued runoff of the existing portfolio, which more than offset new portfolio purchase activity. New portfolio activity has been negatively impacted by: (1) the current economic environment, which has resulted in fewer mortgage loan originations; (2) the Bank's 4.0% capital stock requirement on new MPF loans, which was previously zero; and (3) the Bank's decision to focus on purchasing MPF loans directly originated by member banks in district rather than nationwide indirect originations sourced by members.

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

	March 31,	December 31,
(in millions)	2012	2011
Advances(1)	$31,446.4	$30,604.8
Mortgage loans held for portfolio, net(2)	3,726.6	3,883.1
Nonaccrual mortgage loans(3)	86.7	86.1
TDRs	4.5	4.1
Mortgage loans 90 days or more delinquent and still accruing interest(4)	9.7	8.5
BOB loans, net	14.0	14.0
Nonaccrual BOB loans	0.5	1.1
Notes:
(1)There are no advances which are past due or on nonaccrual status.
(2)All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3)Nonaccrual mortgage loans are reported net of interest applied to principal.
(4)Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the Bank’s MPF Program mortgage loans has continued to experience deterioration as a result of the overall economic conditions and the mortgage market. As of March 31, 2012, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.8% of the MPF Original portfolio and 3.9% of the MPF Plus portfolio.

The allowance for credit losses (ACL) on mortgage loans is based on the losses inherent in the Bank's mortgage loan portfolio after taking into consideration the CE structure of the MPF Program. Probability of default and loss given default are based on the actual 12 month historical performance of the Bank's mortgage loans. Probability of default is based on a migration analysis, and loss given default is based on realized losses incurred on the sale of mortgage loan collateral. The resulting estimated loss is reduced by the CE structure of the MPF Program, discussed below.

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at March 31, 2012.

	MPF CE structure		ACL March 31, 2012
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.3	$92.6	$3.3	$(2.2)	$1.1
MPF Plus	31.1	50.2	31.0	(17.8)	13.2

Investments. At March 31, 2012, the sum of the Bank's interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold increased approximately $1.0 billion from December 31, 2011. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements. Investment securities totaled $14.2 billion at both March 31, 2012 and December 31, 2011. An OTTI HTM security in the amount of $11.9 million was transferred to AFS in first quarter 2012. The Bank has not purchased any private label MBS since late 2007.

Details of investment securities follow.

	Carrying Value
(in millions)	March 31, 2012	December 31, 2011
Trading securities:
U.S. Treasury bills	$729.9	$730.0
TLGP investments	250.2	250.1
Mutual funds offsetting deferred compensation	4.0	4.2
Total trading securities	$984.1	$984.3
AFS securities:
State or local agency obligations	$12.4	$—
GSE securities	1,149.5	900.6
MBS:
GSE residential MBS	2,668.7	1,807.1
Private label residential MBS	1,584.8	1,631.3
Private label home equity line of credit (HELOCs)	14.8	15.1
Mutual funds partially securing supplemental retirement plan	2.0	2.0
Total AFS securities	$5,432.2	$4,356.1
HTM securities:
Certificates of deposit	$1,400.0	$2,000.0
State or local agency obligations	272.7	278.7
GSE securities	33.8	38.5
MBS:
U.S. agency	2,299.0	2,411.1
GSE residential MBS	2,302.1	2,462.7
Private label residential MBS	1,508.0	1,624.2
Private label HELOCs	16.3	17.6
Total HTM securities	$7,831.9	$8,832.8
Total investment securities	$14,248.2	$14,173.2

The following table presents the maturity and yield characteristics for the investment securities portfolio, assuming no principal prepayments, as of March 31, 2012. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury bills	$729.9	$—	$—	$—	$729.9
TLGP investments	250.2	—	—	—	250.2
Mutual funds offsetting deferred compensation	4.0	—	—	—	4.0
Total trading securities	$984.1	$—	$—	$—	$984.1
Yield on trading securities	0.54%	n/a	n/a	n/a	0.54%

AFS securities:
State or local agency obligations	$—	$—	$—	$12.4	$12.4
GSE securities	50.0	1,099.5	—	—	1,149.5
MBS:
GSE residential MBS	—	100.4	358.9	2,209.4	2,668.7
Private label residential MBS	—	—	—	1,584.8	1,584.8
HELOCs	—	—	—	14.8	14.8
Mutual funds partially securing supplemental retirement plan	2.0	—	—	—	2.0
Total AFS securities	$52.0	$1,199.9	$358.9	$3,821.4	$5,432.2
Yield on AFS Securities	0.16%	0.50%	2.50%	3.25%	2.61%

HTM securities:
Certificates of deposit	$1,400.0	$—	$—	$—	$1,400.0
State or local agency obligations	—	3.0	8.7	261.0	272.7
GSE securities	—	33.8	—	—	33.8
MBS:
U.S. agency	—	—	458.9	1,840.1	2,299.0
GSE residential MBS	—	—	957.5	1,344.6	2,302.1
Private label residential MBS	—	—	82.9	1,425.1	1,508.0
Private label HELOCs	—	—	—	16.3	16.3
Total HTM securities	$1,400.0	$36.8	$1,508.0	$4,887.1	$7,831.9
Yield on HTM securities	0.19%	4.07%	2.60%	2.00%	1.80%

Total investment securities	$2,436.1	$1,236.7	$1,866.9	$8,708.5	$14,248.2
Yield on investment securities	0.33%	0.60%	2.58%	2.58%	2.04%
Securities purchased under agreements to resell	1,000.0	—	—	—	1,000.0
Interest-bearing deposits	5.8	—	—	—	5.8
Federal funds sold	2,440.0	—	—	—	2,440.0
Total investments	$5,881.9	$1,236.7	$1,866.9	$8,708.5	$17,694.0

As of March 31, 2012, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Freddie Mac	$3,045.6	$3,100.9
Fannie Mae	2,708.7	2,731.5
Ginnie Mae	1,840.1	1,850.0
U.S. Treasury	729.9	729.9
J.P. Morgan Mortgage Trust	552.6	545.9
National Credit Union Administration	458.9	459.9
Toronto Dominion Bank	400.0	400.1
Westpac Banking Corporation	400.0	400.0
Federal Farm Credit Banks	399.8	399.8
Wells Fargo Mortgage Backed Securities Trust	361.5	351.3
Structured Adjustable Rate Mortgage Loan Trust	345.7	337.8
Total	$11,242.8	$11,307.1

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk-Investments” discussion in the Risk Management section of this Item 2. Management's Discussion and Analysis in this Form 10-Q.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. At March 31, 2012, the Bank was obligated to fund approximately $1.1 billion in additional advances, $32.7 million of mortgage loans and $6.9 billion in outstanding standby letters of credit, and to issue $968.0 million in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management monitors capital adequacy, including the level of retained earnings, through the evaluation of MV/CS as well as other risk metrics. Details regarding these metrics are discussed in Risk Management in Item 2. Management's Discussion and Analysis in this Form 10-Q.

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes five risk elements that comprise the Bank's total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operating risk; and (5) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generates a retained earnings target of $687 million as of March 31, 2012, which is projected to decline to $436 million over a five-year time horizon, based on runoff of the private label MBS portfolio as well as the Bank's risk management actions. The framework also assists management in its overall analysis of the level of future excess stock repurchases and dividends.

Changes in total retained earnings for the first quarter of 2012 and 2011 reflected the impact of net income in those periods. First quarter 2012 retained earnings also reflected the impact of a dividend payment. Total retained earnings of $456.2 million at March 31, 2012 was comprised of unrestricted retained earnings of $447.3 million and RRE of $8.9 million.

Capital Resources

The following should be read in conjunction with the unaudited interim financial statements included in this Form 10-Q and the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2011 Form 10-K.

Risk-Based Capital (RBC)

The Finance Agency’s RBC regulatory framework requires the Bank to maintain sufficient permanent capital, defined as retained earnings plus capital stock, to meet its combined credit risk, market risk and operations risk. Each of these components is computed as specified in regulations and directives issued by the Finance Agency.

	March 31,	December 31,
(in millions)	2012	2011
Permanent capital:
Capital stock (1)	$3,291.4	$3,435.6
Retained earnings	456.2	435.3
Total permanent capital	$3,747.6	$3,870.9

RBC requirement:
Credit risk capital	$678.8	$678.2
Market risk capital	185.7	138.8
Operations risk capital	259.3	245.1
Total RBC requirement	$1,123.8	$1,062.1
Excess permanent capital over RBC requirement	$2,623.8	$2,808.8
Note:
(1)Capital stock includes mandatorily redeemable capital stock.

The Bank continues to maintain excess permanent capital over the RBC requirement. Total excess permanent capital decreased $185 million from year-end. The impact of the partial repurchase of excess capital stock in February 2012 reduced total permanent capital.

On March 28, 2012, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2011. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2012.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at March 31, 2012.

	March 31,	December 31,
(dollars in millions)	2012	2011
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$2,131.6	$2,079.8
Regulatory capital	3,747.6	3,870.9
Total assets	53,291.2	51,994.3
Regulatory capital ratio (regulatory capital as a percentage of total assets)	7.0%	7.4%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$2,664.6	$2,599.7
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,621.5	5,806.3
Leverage ratio (leverage capital as a percentage of total assets)	10.6%	11.2%

The slight decline in the ratios from December 31, 2011 to March 31, 2012 is due to the repurchase of excess capital stock.

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock is presented below.

	March 31,	December 31,
(dollars in millions)	2012	2011
Commercial banks	$1,767.3	$1,839.4
Thrifts	1,219.2	1,445.4
Credit unions	47.6	48.8
Insurance companies	63.2	56.3
Total GAAP capital stock	3,097.3	3,389.9
Mandatorily redeemable capital stock	194.1	45.7
Total capital stock	$3,291.4	$3,435.6

The composition of the Bank's membership by institution type is presented below.

	March 31,	December 31,
	2012	2011
Commercial banks	184	186
Thrifts	84	88
Credit unions	25	23
Insurance companies	4	3
Total	297	300

Critical Accounting Policies

The Bank's financial statements are prepared by applying certain accounting policies. Note 1 - Summary of Significant Accounting Policies in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2011 Form 10-K describes the most significant accounting policies used by the Bank. In addition, the Bank's critical accounting policies are presented in Item 7. Management's Discussion and Analysis in the Bank's 2011 Form 10-K. Certain of these policies require management to make estimates or economic assumptions that may prove inaccurate or be subject to variations that may significantly affect the Bank's reported results and financial position for the period or in future periods. Management views these policies as critical accounting policies.

The Bank made no changes to its critical accounting policies during the three months ended March 31, 2012.

Proposed and Recently Issued Accounting Guidance. See Note 1 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued and Adopted Accounting Guidance to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank operates continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008, as amended (HERA) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). The Bank expects HERA and the Dodd-Frank Act as well as plans for housing finance and GSE reform to result in still further changes to this environment. Business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in the Bank's 2011 Form 10-K, cleared swaps will be subject to new requirements including mandatory reporting, record keeping, and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. At this time, the Bank does not expect that any of its swaps will be subject to these new clearing and trading requirements until the beginning of 2013, at the earliest.

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for derivative transactions that are not subject to mandatory clearing requirements (uncleared trades). While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, record keeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in the Bank's 2011 Form 10-K. At this time, the Bank does not expect to have to comply with such requirements until the beginning of 2013, at the earliest.
The U.S. Commodity Futures Trading Commission (the CFTC), the Securities and Exchange Commission (SEC), the Finance Agency and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements between now and the end of 2012. The Bank, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. The Bank will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.
The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the CFTC and/or the SEC. Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, the Bank will not be required to register as either a major swap participant or as a swap dealer based on the derivative transactions that the Bank enters into for the purposes of hedging and managing interest rate risk or for derivative transactions that the Bank intermediates for its member institutions.
The CFTC and the SEC have not finalized their rules further defining “swap.” See the Bank's 2011 Form 10-K for a discussion of how such final rules could impact call and put optionality in certain advances from the Bank to its borrowers.
Developments Impacting Systemically Important Nonbank Financial Companies

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. On April 11, 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule to be effective May 11, 2012 and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to be subject to certain heightened prudential standards. The Bank would be a nonbank financial company pursuant to a separate rule that has been proposed, but is not yet final, by the Federal Reserve. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of March 31, 2012, the Bank had $53.3 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding (as of March 31, 2012, the Bank had $47.5 billion in total outstanding COs, the Bank's principal form of outstanding debt);

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the Bank, the Finance Agency) in making its determinations. A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation. If the Bank is designated by the Oversight Council for supervision the Federal Reserve and to be subject to the additional prudential standards, then the Bank's operations and business could be adversely impacted by resulting additional costs and restrictions on business activities.

Federal Reserve Proposed Rule on Prudential Standards. On January 5, 2012, the Federal Reserve issued a proposed rule with a comment deadline of April 30, 2012 that would implement the enhanced prudential and early remediation standards required by the Dodd-Frank Act for nonbank financial companies identified by the Oversight Council as posing a threat to the financial stability of the United States. The proposed prudential standards include: risk-based capital leverage and overall risk management requirements; liquidity standards; single-counterparty credit limits; stress test requirements; and a debt-to-equity limit. The capital and liquidity requirements would be implemented in phases and would be based on or exceed the Basel international capital and liquidity framework (as discussed in further detail below under Other Significant Developments). The Bank's operations and business could be adversely impacted by additional costs and business activity restrictions if the Bank is subject to the prudential standards as proposed.

Developments under the Finance Agency

Final Rule on Private Transfer Fee Covenants. On March 16, 2012, the Finance Agency issued a final rule which will be effective on July 16, 2012, that will restrict the Bank from purchasing, investing in, accepting as collateral or otherwise dealing in any mortgages on properties encumbered by private transfer fee covenants, securities backed by such mortgages, and securities backed by the income stream from such covenants, except for certain excepted transfer fee covenants. Excepted transfer fee covenants are covenants to pay private transfer fees to covered associations (including, among others, organizations comprising owners of homes, condominiums, cooperatives, and manufactured homes and certain other tax-exempt organizations) that use the private transfer fees exclusively for the direct benefit of the property. The foregoing restrictions will apply only to mortgages on properties encumbered by private transfer fee covenants created on or after February 8, 2011, and to securities backed by such mortgages, and to securities issued after February 8, 2011 and backed by revenue from private transfer fees regardless of when the covenants were created. To the extent that a final rule limits the type of collateral the Bank accepts for advances and the type of investments that the Bank is eligible to make, business and/or results of operations could be adversely impacted.

Finance Agency Advisory Bulletin on Asset Classification. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02), effective the date of issuance. AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The Bank is still evaluating the impact, if any, the guidance may have on the calculation of loan loss reserves for such assets and the timing of when to recognize a charge off.

Other Significant Developments

HARP Changes and Other Foreclosure Prevention Efforts. The Finance Agency, Fannie Mae, and Freddie Mac have announced a series of changes to the HARP that are intended to assist more eligible borrowers who can benefit from refinancing their home mortgages. The changes include lowering or eliminating certain risk-based fees, removing the current 125 percent loan-to-value ceiling on fixed-rate mortgages that are purchased by Fannie Mae and Freddie Mac, waiving certain representations and warranties, eliminating the need for a new property appraisal where there is a reliable automated valuation model estimate provided by Fannie Mae and Freddie Mac, and extending the end date for the program until December 31, 2013 for loans originally sold to Fannie Mae and Freddie Mac on or before May 31, 2009.

Other federal agencies have also implemented (or proposed) other programs during the past few years intended to prevent foreclosure. These programs focus on lowering a home owner's monthly payments through mortgage modifications or refinancings, providing temporary reductions or suspensions of mortgage payments, and helping homeowners transition to more affordable housing. Other proposals such as expansive principal writedowns or principal forgiveness, or converting delinquent borrowers into renters and conveying the properties to investors, have recently gained some popularity as well. If the Finance Agency requires us to offer a similar refinancing option for our investments in mortgage loans, our income from those investments could decline.

Further, a settlement was announced between five of the nation's largest mortgage servicers and the federal government and 49 of the state attorneys general. The announced settlement, among other things, will require implementation by those mortgage servicers of certain new servicing and foreclosure practices and includes certain incentives for these servicers to offer loan modifications in certain instances including reductions in principal amounts of certain loans. Other settlements of similar substance impacting important MBS servicers could also be reached.
These programs, proposals and settlements could ultimately impact investments in MBS, including the timing and amount of cash flows the Bank realizes from those investments. The Bank monitors these developments and assesses the potential impact of relevant developments on investments, including private label MBS as well as on the Bank's securities and loan collateral and on the creditworthiness of any members that could be impacted by these issues. The Bank continues to update models, including the models the Bank uses to analyze investments in private label MBS, based on developments such as these. Additional developments could result in further increases to loss projections from these investments.
Additionally, these developments could result in a significant number of prepayments on mortgage loans underlying investments in Agency MBS. If that should occur, these investments would be paid off in advance of original expectations subjecting the Bank to resulting premium acceleration and reinvestment risk.
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
On January 5, 2012, the Federal Reserve announced its proposed rule on enhanced prudential standards and early remediation requirements for nonbank financial companies designated as systemically important by the Oversight Council, (discussed above in Developments Impacting Systemically Important Nonbank Financial Companies). The proposed rule declines to finalize certain standards such as liquidity requirements until the Basel Committee framework gains greater international consensus, but the Federal Reserve proposes a liquidity buffer requirement that would be in addition to the final Basel Committee framework requirements. The size of the buffer would be determined through liquidity stress tests, taking into account a financial institution's structure and risk factors.
While it is still uncertain how the capital and liquidity standards being developed by the Basel Committee ultimately will be implemented by the U.S. regulatory authorities, the new framework and the Federal Reserve's proposed plan could require some of members to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for consolidated obligations to the extent that impacted institutions divest or limit their investments in consolidated obligations. On the other hand, the new requirements could incent members to take term advances to create and maintain balance sheet liquidity.
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

Risk Governance

The Bank's lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in the Bank's 2011 Form 10-K. The Bank's risks are affected by current and projected financial and residential market trends, which are discussed in the Executive Summary in Item 2. Management's Discussion and Analysis in this Form 10-Q.

Details regarding the Bank's Risk Governance framework and processes are included in the "Risk Governance" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2011 Form 10-K.

Capital Adequacy Measures. MV/CS provides a current assessment of the liquidation value of the balance sheet and measures the Bank's current ability to honor the par put redemption feature of its capital stock. The risk metric is used to evaluate the adequacy of retained earnings and develop dividend payment and excess capital stock repurchase recommendations.

An initial floor of 85% was established for MV/CS. In February 2012, the Board approved a change to the MV/CS floor from 87.5% to 90.0%, demonstrating the Board's commitment to move the Bank toward par value capital stock. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. When MV/CS is above the established floor, additional analysis is performed, taking into consideration the impact of excess capital stock repurchases and/or dividend payouts.

The MV/CS ratio was 103.9% and 96.9% at March 31, 2012 and December 31, 2011, respectively. The improvement in the MV/CS in first quarter 2012 was primarily due to higher prices and principal paydowns on the private label MBS portfolio, increased retained earnings, and narrower advance spreads resulting from pricing changes adopted during the quarter. Because the MV/CS ratio was above the 90.0% floor at March 31, 2012, the Bank performed additional analysis of capital adequacy taking into consideration the impact of excess capital stock repurchases and dividend payouts to determine if any excess stock should be repurchased. As a result of this analysis, the Bank repurchased approximately $113 million in excess capital stock on April 30, 2012. The Bank also executed a partial repurchase of capital stock of $165 million on February 23, 2012. The effect of the repurchase was a modest improvement in the MV/CS ratio.

There were no dividends declared or paid in 2011. On February 23, 2012, the Bank paid a dividend equal to an annual yield of 0.10%. The dividend was calculated on stockholders' average balances during fourth quarter 2011. In addition, on April 30, 2012, the Bank paid a dividend equal to an annual yield of 0.10%. The dividend was calculated on stockholders' average balances during the first quarter 2012.

Decisions regarding any future repurchase of excess capital stock or dividend payouts will be made on a quarterly basis. The Bank will continue to monitor the MV/CS ratio as well as the condition of its private label MBS portfolio, its overall financial performance and retained earnings, developments in the mortgage and credit markets and other relevant information as the basis for determining the status of dividends and excess capital stock repurchases in future quarters. See the "Capital and Retained Earnings" discussion in Financial Condition in Item 2. Management's Discussion and Analysis in this Form 10-Q for details regarding the Bank's Retained Earnings policy.

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

Limits have been established for exposure to low FICO and nontraditional residential mortgages. A limit of 25% has been established for the percentage of member collateral that is categorized as low FICO (with acceptable mitigating factors or unknown and missing FICO score loans) or nontraditional loans and securities. A limit of 25% has also been established for total exposure including low FICO and nontraditional member collateral, subprime and nontraditional private label MBS, and low FICO whole mortgage loans acquired through the Bank's MPF program.

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

The Bank's Market Risk Model. Significant resources are devoted to ensuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position and interest rate risk. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments. The Bank continues to upgrade the mortgage prepayment models used within the market risk model to more accurately reflect expected prepayment behavior.

The Bank regularly validates the models used to measure market risk. Such model validations are generally performed by third-party specialists and are supplemented by additional validation processes performed by the Bank, most notably, benchmarking model-derived fair values to those provided by third-party services or alternative internal valuation models. This analysis is performed by a group independent of the business unit measuring risk and conducting the transactions. Results of the validation process, as well as any changes in valuation methodologies, are reported to Asset and Liability Committee (ALCO), which is responsible for reviewing and approving the approaches used in the valuation to ensure that they are well controlled and effective, and result in reasonable fair values.

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

In response to unprecedented mortgage spread levels, management developed an Alternative Risk Profile to exclude the effects of increases in certain mortgage-related asset credit spreads to better reflect the underlying interest rate risk and accommodate prudent management of the Bank's balance sheet. Use of this alternate calculation of duration of equity for monitoring against established limits was approved through December 31, 2011. A revised alternate methodology which removes the interest rate sensitivity of impaired private label MBS and more fully reflects the credit-intensive nature of the securities was approved by the Board in December 2011. The revised methodology became effective January 1, 2012, along with use of both the actual and alternate duration of equity for monitoring against established limits.

The following table presents the Bank's duration of equity exposure calculated in accordance with the revised alternate methodology and the actual duration of equity at March 31, 2012 and December 31, 2011.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternate duration of equity:
March 31, 2012	0.9	1.7	3.0
December 31, 2011(1)	0.6	0.6	2.1

Actual duration of equity:
March 31, 2012	2.7	3.6	5.0
December 31, 2011	2.7	2.8	4.4
(1) For comparison purposes, the alternate duration of equity calculation methodology in effect at December 31, 2011 resulted in duration of 1.9 in the Base Case; 2.3 at Up 100 basis points; and 3.8 at Up 200 basis points, as reported in the Bank's 2011 Form 10-K.
Note: Given the low level of interest rates, an instantaneous parallel interest rate shock of “down 200 basis points” and “down 100 basis points” cannot be meaningfully measured for these periods and therefore is not presented.

Duration of equity mainly extended from the prior year-end due to higher long-term interest rates and partial replacement of fixed-rate debt calls during the quarter. The Bank continues to monitor the mortgage and related fixed income markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

The following table presents the Bank's EDS level and volatility as of March 31, 2012 and December 31, 2011. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario during the fourth quarter of 2009 with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at March 31, 2012 and December 31, 2011.

	EDS Yield Curve Shifts(1) (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
March 31, 2012	203	(26)	214	(15)	229	277	48	361	132
December 31, 2011	182	10	166	(6)	172	251	79	364	192

Year 2 Return Volatility
March 31, 2012	308	(53)	322	(39)	361	379	18	450	89
December 31, 2011	203	(18)	177	(44)	221	249	28	382	161
Notes:
(1)Based on adjusted earnings excluding future potential OTTI charges which could be material, so that earnings movement related to interest rate changes can be isolated.

Year 1 and Year 2 levels of EDS increased primarily as a result of higher earnings resulting from higher projected advance balances and debt issued at more favorable levels. EDS in both years also improved as a result of continued capital stock repurchases. The benefit of the favorable debt levels was lower in the Down 100 bps Longer Term Rate Shock and 100 bps Steeper scenarios due to projected calls. As a result, EDS Volatility for those scenarios mostly increased. Positive EDS volatility in the 100bps Flatter and Up 200 bps Parallel Shock scenarios decreased mainly as a result of partial replacement of fixed-rate debt calls.

Earnings-at-Risk (EaR). The Bank employs an EaR framework for certain mark-to-market positions, including economic hedges. This framework establishes a forward-looking, scenario-based exposure limit based on interest rate and volatility shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. The Bank's Capital Markets and Corporate Risk Management departments also monitor actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

Effective January 1, 2012, the daily exposure limit of EaR was set at $1.4 million and the Bank's ALCO maintained the operating guideline of $1.1 million. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during first quarter of 2012. At March 31, 2012, EaR measured $996 thousand.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk on a member's total credit exposure or TCE, which includes advances with accrued interest, fees, basis adjustments and estimated prepayment penalties; letters of credit (LOC); forward dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk management is done by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At March 31, 2012, TCE was $38.6 billion, comprised of approximately $30.3 billion in advance principal outstanding and $6.9 billion in LOC, $1.1 billion in advance commitments, and $0.3 billion in accrued interest, prepayment, MPF credit enhancement and other fees. The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank's Member Products Policy. Details regarding this Policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2011 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank's fully secured position.

The financial condition of all members and housing associates is closely monitored for compliance with financial criteria as set forth in the Bank's credit policies. The Bank has developed an internal credit scoring system (ICR) that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member's asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results for the previous four quarters are used, with the most recent quarter's results given a higher weighting. Additionally, a member's credit score can be adjusted for various qualitative factors, such as the financial condition of the member's holding company. While financial scores and resulting ratings are calculations based only upon point-in-time financial data and the resulting ratios, a rating in one of the higher (i.e., worse) categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. The ICR is not used for insurance company members; instead, an independent financial analysis is performed for any insurance company exposure.

During the first three months of 2012, there were 16 failures of Federal Deposit Insurance Corporation (FDIC) -insured institutions nationwide. One of these failures was a member of the Bank. Upon closure by the Office of the Comptroller of the Currency, all of the member's credit obligations were fully assumed and secured through an FDIC Purchase and Assumption agreement with an out-of-district non-member financial institution. All credit obligations were promptly paid off in full. As of May 8, 2012, the Bank experienced no additional member failures during 2012.

Management believes that it has adequate policies and procedures in place to effectively manage credit risk exposure related to member TCE. These credit and collateral policies balance the Bank's dual goals of meeting members' needs as a reliable source of liquidity and limiting credit loss by adjusting the credit and collateral terms in response to deterioration in creditworthiness. The Bank has never experienced a loss on its member credit exposure. The Bank's collateral policies and practices are described below.

The following table presents the Bank's top ten borrowers with respect to their TCE at March 31, 2012 and the corresponding December 31, 2011 amounts.

	March 31, 2012		December 31, 2011
(dollars in millions)	Total Credit Exposure	% of Total	Total Credit Exposure	% of Total
Sovereign Bank, N.A, Wilmington, DE (1)	$11,143.0	28.9%	$11,145.2	30.2%
TD Bank, National Association, DE	5,962.9	15.4	5,493.8	14.9
Ally Bank, UT(2)	5,005.8	13.0	5,420.1	14.7
PNC Bank, National Association, DE(3)	4,582.4	11.9	2,580.9	7.0
Susquehanna Bank, PA	1,384.3	3.6	1,389.8	3.8
Citizens Bank of Pennsylvania, PA (4)	1,252.3	3.2	719.7	2.0
Northwest Savings Bank, PA	726.7	1.8	726.4	2.0
National Penn Bank, PA	618.5	1.6	618.8	1.7
Wilmington Savings Fund Society FSB, DE	529.1	1.4	540.3	1.4
Genworth Life Insurance Company, DE	493.5	1.3	493.5	1.2
	31,698.5	82.1	29,128.5	78.9
Other borrowers	6,902.2	17.9	7,773.4	21.1
Total TCE outstanding	$38,600.7	100.0%	$36,901.9	100.0%
Notes:
(1) Sovereign Bank, N.A is a subsidiary of Banco Santander which is located in Spain. All advances are fully collateralized.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland which is located in the United Kingdom. All advances are fully collateralized.

The total exposure of the majority of the top ten borrowers was primarily outstanding advance balances at March 31, 2012. As noted in the table above, the TCE increased approximately $1.7 billion from December 31, 2011 to March 31, 2012. The majority of this increase is due to higher advance and forward commitment balances.

Member Advance Concentration Risk. The following table lists the Bank's top ten borrowers based on advance balances at par as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(dollars in millions)	Advances Balance	% of Total	Advances Balance	% of Total
Sovereign Bank, N.A., Wilmington, DE(1)	$10,595.0	35.0%	$11,095.0	37.9%
Ally Bank, UT(2)	4,959.0	16.4	5,366.0	18.3
PNC Bank, National Association, DE(3)	4,500.2	14.9	2,500.2	8.5
Citizens Bank of Pennsylvania, PA(4)	1,050.0	3.5	500.0	1.7
Susquehanna Bank, PA	961.9	3.2	967.4	3.3
Northwest Savings Bank, PA	695.6	2.3	695.5	2.4
National Penn Bank, PA	614.4	2.0	614.5	2.0
Wilmington Savings Fund Society FSB, DE	528.0	1.7	538.7	1.8
Genworth Life Insurance Company, DE	492.9	1.6	492.9	1.7
Fulton Bank, N.A., PA	352.8	1.2	398.9	1.4
	24,749.8	81.8	23,169.1	79.0
Other borrowers	5,507.2	18.2	6,143.2	21.0
Total advances	$30,257.0	100.0%	$29,312.3	100.0%
Notes:
(1) Sovereign Bank, N.A. is a subsidiary of Banco Santander which is located in Spain. All advances are fully collateralized.
(2) For Bank membership purposes, principal place of business is Horsham, PA.
(3) For Bank membership purposes, principal place of business is Pittsburgh, PA.

(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland which is located in the United Kingdom. All advances are fully collateralized.

In contrast to the spot balances at March 31, 2012, the total average par balances for the ten largest borrowers for the quarter ended March 31, 2012 was $23.5 billion, or 80.4% of total average advances outstanding. During the quarter ended March 31, 2012, the maximum outstanding balance to any one borrower was $11.1 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. Because of the Bank's advance concentrations, the Bank has implemented specific credit and collateral review procedures for these members.

Letters of Credit. The following table presents the Bank's total outstanding letters of credit as of March 31, 2012 and December 31, 2011. The majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on any letter of credit issued by the Bank.

(dollars in millions)	March 31, 2012	December 31, 2011
Letters of credit:
Public unit deposit	$6,637.2	$6,427.0
Tax exempt bonds	194.9	203.4
Other	69.4	71.7
Total	$6,901.5	$6,702.1
Expiration terms:
One year or less	$6,706.4	$6,509.6
After one year through five years	195.1	192.5
Total	$6,901.5	$6,702.1

At March 31, 2012 and December 31, 2011, the Bank had a concentration of letters of credit to one member totaling $6.0 billion and $5.5 billion, respectively. These amounts accounted for 86.4% and 82.1% of the total outstanding amount at each date, respectively.

Collateral Policies and Practices. All members are required to maintain collateral to secure their TCE. Collateral eligible to secure TCE includes: (1) one-to-four family and multifamily mortgage loans and securities representing an interest in such mortgages; (2) securities issued, insured or guaranteed by the U.S. government or any Federal agency; (3) cash or deposits held by the Bank; and (4) certain other collateral that is real estate-related, or certain small business, small farm and small agribusiness and community development loans from members that qualify as Community Financial Institutions (CFIs), provided that the collateral has a readily ascertainable value and that the Bank can perfect a security interest in it. The Bank also requires each borrower and affiliate pledgor, where applicable, to execute an agreement that establishes the Bank's security interest in all collateral pledged by the borrower or affiliate pledgor. The Act affords any security interest granted to the Bank by any member, or any affiliate of any such member, priority over the claims and rights of any party, other than claims and rights that: (1) would be entitled to priority under otherwise applicable law; and (2) are held by actual bona fide purchasers for value or by secured parties that are secured by perfected security interests in priority ahead of the Bank. Pursuant to its regulations, the FDIC has recognized the priority of an FHLBank's security interest under the Act and the right of an FHLBank to require delivery of collateral held by the FDIC as receiver for a failed depository institution. Finally, as additional security for a member's indebtedness, the Bank has a statutory and contractual lien on the member's capital stock in the Bank.

The Bank periodically reviews the collateral pledged by members or affiliates, where applicable. Additionally, the Bank conducts periodic collateral verification reviews to ensure the eligibility, adequacy and sufficiency of the collateral pledged. The Bank may, in its discretion, require the delivery of loan collateral at any time.

The Bank reviews and assigns borrowing capacities based on this collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts, and determines that a member's TCE is fully collateralized. Other factors that the Bank may consider in calculating a member's MBC include the collateral status for loans, frequency of loan data reporting, collateral field review results, the member's financial strength and condition, and the concentration of collateral type by member.

The Bank uses a Qualifying Collateral Report (QCR) that is designed to provide more timely and detailed collateral information. Depending on a member's credit product usage and financial condition, a member may be required to file the QCR on a quarterly or monthly basis. The QCR is designed to strengthen the Bank's collateral analytical review procedures. The output of the QCR is a member's MBC. For the small number of members who opt out of QCR filing, MBC is calculated based on the member's regulatory filing data, credit availability, and is limited to 20% of the calculated MBC. Such members are required to file an Annual Collateral Certification .

The Bank does not accept subprime residential mortgage loans as qualifying collateral. Therefore, loans identified as subprime residential mortgage loans are not included in a member's MBC. As of March 31, 2012, however, the Bank held security interests in subprime residential mortgage loans pledged as collateral under blanket-lien agreements; such assets were not assigned a lending value. The Bank will allow loans with a FICO score of 660 or below if there are other mitigating factors, including a loan-to-value (LTV) ratio of 65% or less plus one of the following: (1) a debt-to-income ratio of 35% or less or (2) a satisfactory payment history over the past 12 months (i.e., no 30-day delinquencies). For loans in which no FICO is available, a collateral weighting of 60% will apply. During 2011, the Bank implemented modifications to the QCR process whereby filing members stratify their holdings of first lien residential mortgage loans into traditional, qualifying low FICO, and qualifying unknown FICO categories. Under limited circumstances, the Bank allows nontraditional residential mortgage loans that are consistent with FFIEC guidance to be pledged as collateral and used to determine a member's MBC. The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and may assign a more conservative collateral weightings on a case-by-case basis. At March 31, 2012, less than 14% of the Bank's total pledged collateral was considered nontraditional mortgage loans consistent with FFIEC guidance.

In late 2011, the Bank implemented the following changes to its Collateral Policy: (1) effective with the March 31, 2012 QCR filing, most members, at the discretion of the Bank, will no longer be required to submit quarterly loan-level listing files for nontraditional assets, which will generally be included on the QCR at a collateral weighting of 60%; (2) clarified that the Bank does not accept any loan classified as TDR as defined by GAAP, or any loan subject to a Suspicious Activity Report ; and (3) full collateral delivery triggers were revised to identify members with ICR's ranging from 8 through 10, members that are inadequately capitalized or fail to meet an individual minimum capital requirement per the member's governing regulatory bodies, and members that should be in collateral delivery based on the Bank's underwriting of the member or their parent/holding company.

Under implementation of the GLB Act, the Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At March 31, 2012, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $3.1 billion, or 10.2% of total par value of loans outstanding. Eligible expanded collateral represented 7.9% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member's unencumbered eligible collateral assets and most ineligible assets to secure the member's obligations with the Bank. If applicable, under a specific collateral agreement, the Bank obtains a lien against a specific member's eligible or their affiliates' collateral assets, to secure the member's obligations with the Bank. The member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral.

Details regarding average lending values assigned to various types of collateral provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCP and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2011 Form 10-K.

The following table summarizes total eligible collateral values for the Bank's ten largest member borrowers, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of March 31, 2012 and the corresponding December 31, 2011 amounts. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) Ten largest member borrowers	March 31, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$32,969.6	44.8%	$29,787.6	43.1%
High quality investment securities(1)	526.8	0.7	—	—
ORERC(2)/CFI eligible collateral	33,810.0	45.9	32,750.5	47.5
Multi-family residential mortgage loans	6,328.9	8.6	6,473.1	9.4
Total eligible collateral value	$73,635.3	100.0%	$69,011.2	100.0%
Total TCE	$31,698.5		$29,128.5
Collateralization ratio (eligible collateral value to TCE outstanding)	232.3%		236.9%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AAA and acquired by the member prior to July 10, 2007. Upon delivery, these securities are valued daily and private label MBS are subject to weekly ratings reviews.
(2) Other real estate related collateral

The following tables present information on a combined basis regarding the type of collateral securing the outstanding credit exposure to all members as of March 31, 2012 and December 31, 2011.

	March 31, 2012
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$46,311.4	44.3%	$4.1	0.4%	$2,075.9	38.3%	$48,391.4	43.6%
High quality investment securities(1)	1,799.3	1.7	1,027.2	99.6	470.9	8.7	3,297.4	3.0%
ORERC/ CFI eligible collateral	48,745.9	46.7	—	—	2,702.6	49.8	51,448.5	46.4%
Multi-family residential mortgage loans	7,640.7	7.3	0.1	—	170.5	3.2	7,811.3	7.0%
Total eligible collateral value	$104,497.3	100.0%	$1,031.4	100.0%	$5,419.9	100.0%	$110,948.6	100.0%
Total TCE	$36,654.7	95.0%	$948.8	2.4%	$997.2	2.6%	$38,600.7	100.0%
Number of members	177	82%	4	2%	35	16%	216	100.0%

	December 31, 2011
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$43,008.5	43.0%	$4.3	0.4%	$2,200.8	40.3%	$45,213.6	42.4%
High quality investment securities(1)	1,788.4	1.8	1,143.4	99.6	643.4	11.8	3,575.2	3.4
ORERC/ CFI eligible collateral	47,591.1	47.5	—	—	2,465.7	45.1	50,056.8	46.9
Multi-family residential mortgage loans	7,719.6	7.7	0.1	—	154.2	2.8	7,873.9	7.3
Total eligible collateral value	$100,107.6	100.0%	$1,147.8	100.0%	$5,464.1	100.0%	$106,719.5	100.0%
Total TCE	$34,950.7	94.7%	$944.6	2.6%	$1,006.6	2.7%	$36,901.9	100.0%
Number of members	177	81%	4	2%	38	17%	219	100.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AAA and acquired by the member prior to July 10, 2007. Upon delivery, these securities are valued daily and private label MBS are subject to weekly ratings reviews.

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of March 31, 2012 and December 31, 2011, the Bank's carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $5.1 billion and $5.8 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank's investment carrying values as of March 31, 2012 and December 31, 2011 based on the lowest rating from the NRSROs (Moody's, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	March 31, 2012 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/ P-1	Total
Money market investments:
Securities purchased under agreement to resell	$—	$—	$—	$—	$—	$—	$—	$1,000.0	$1,000.0
Federal funds sold	—	—	—	—	—	—	—	2,440.0	2,440.0
Investment securities:
Certificates of deposit	—	—	—	—	—	—	—	1,400.0	1,400.0
Treasury bills	—	729.9	—	—	—	—	—	—	729.9
TLGP investments	—	250.2	—	—	—	—	—	—	250.2
GSE securities	—	1,183.3	—	—	—	—	—	—	1,183.3
State and local agency obligations	15.4	269.7	—	—	—	—	—	—	285.1
Total non-MBS	15.4	2,433.1	—	—	—	—	—	1,400.0	3,848.5
MBS issued by Federal agencies	—	2,299.0	—	—	—	—	—	—	2,299.0
MBS issued by GSEs	—	4,970.8	—	—	—	—	—	—	4,970.8
Private label residential MBS	159.4	119.5	169.2	511.0	270.0	342.9	1,520.8	—	3,092.8
Private label HELOCs	—	14.6	1.7	—	—	8.0	6.8	—	31.1
Total MBS	159.4	7,403.9	170.9	511.0	270.0	350.9	1,527.6	—	10,393.7
Total investments	$174.8	$9,837.0	$170.9	$511.0	$270.0	$350.9	$1,527.6	$4,840.0	$17,682.2

	December 31, 2011 (1) (2) (3)
	Long-Term Rating							Short-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	A-1/P-1	Total
Money market investments:
Federal funds sold	$—	$—	$—	$—	$—	$—	$—	$2,450.0	$2,450.0
Investment securities:
Certificates of deposit	—	—	—	—	—	—	—	2,000.0	2,000.0
Treasury bills	—	730.0	—	—	—	—	—	—	730.0
TLGP investments	—	250.1	—	—	—	—	—	—	250.1
GSE securities	—	939.1	—	—	—	—	—	—	939.1
State and local agency obligations	3.0	275.7	—	—	—	—	—	—	278.7
Total non-MBS	3.0	2,194.9	—	—	—	—	—	2,000.0	4,197.9
MBS issued by Federal agencies	—	2,411.1	—	—	—	—	—	—	2,411.1
MBS issued by GSEs	—	4,269.8	—	—	—	—	—	—	4,269.8
Private label residential MBS	178.5	140.8	181.6	541.4	318.6	330.2	1,564.4	—	3,255.5
Private label HELOCs	—	15.4	2.2	—	—	8.1	7.0	—	32.7
Total MBS	178.5	6,837.1	183.8	541.4	318.6	338.3	1,571.4	—	9,969.1
Total investments	$181.5	$9,032.0	$183.8	$541.4	$318.6	$338.3	$1,571.4	$4,450.0	$16,617.0
Notes:
(1) Short-term credit ratings are used when long-term credit ratings are not available. Credit rating agency changes subsequent to March 31, 2012 are described below.
(2) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $6.0 million and $6.2 million at March 31, 2012 and December 31, 2011, respectively.
(3) Balances above exclude total accrued interest of $15.1 million and $15.7 million at March 31, 2012 and December 31, 2011, respectively.
(4) At March 31, 2012, “Other” included securities rated CCC, CC, C and D with balances of $151.6 million, $424.9 million, $646.1 million and $305.0 million, respectively. At December 31, 2011, “Other” included securities rated CCC, CC, C and D with balances of $157.7 million, $518.7 million, $760.4 million and $134.6 million, respectively.

As of March 31, 2012, there were credit rating agency actions affecting a total of nine private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2011. These securities had a total par value of $284.1 million and $294.1 million as of March 31, 2012 and at December 31, 2011, respectively, reflected in the tables above. None of these securities were downgraded from "investment grade" to “below investment grade.”

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

From April 1, 2012 through April 30, 2012, the following credit rating agency actions were taken with respect to securities in the Bank's investment portfolio.

		Balances as of March 31, 2012
(in millions)		Private label residential MBS
From	To	Carrying Value	Fair Value
AA	A	$5.7	$5.8
A	BBB	97.1	94.7
BBB	BB	12.2	12.3
BB	B	7.3	5.7
		$122.3	$118.5

From April 1, 2012 to April 30, 2012, the following securities were placed on negative watch. The carrying values and fair values of these securities as of March 31, 2012 are presented in the following table.

	Private label residential MBS		HELOCs
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA	$68.3	$69.1	$—	$—
AA	48.1	47.7	14.6	10.8
BBB	113.4	106.9	—	—
B	11.9	9.7	8.0	8.0
	$241.7	$233.4	$22.6	$18.8

Money Market Investments, Certificates of Deposit, and Commercial Paper. Under its Risk Governance Policy, the Bank can place money market investments, certificates of deposit, and commercial paper on an unsecured basis with large financial institutions with long-term credit ratings no lower than A. This policy was revised in April 2012 to permit the long term credit rating to be no lower than BBB on these type of future transactions. Management actively monitors the credit quality of these counterparties. As of March 31, 2012, the Bank had unsecured exposure to 10 counterparties totaling $3.8 billion, or an average of $384.0 million per counterparty, compared to exposure to 12 counterparties totaling $4.5 billion, or an average of $370.8 million per counterparty, as of December 31, 2011. As of March 31, 2012, the Bank had unsecured exposure to five counterparties exceeding 10% of the total exposure.

Total money market investment exposure was $3.4 billion as of March 31, 2012. This exposure was comprised primarily of Federal funds sold with an overnight maturity and securities purchased under agreement to resell, which are secured exposure and are effectively collateralized financing arrangements. Approximately $1.9 billion of this amount was with European financial institutions and is discussed further below. The Bank had certificate of deposit exposure of $1.4 billion as of March 31, 2012, with exposure to U.S. branches of foreign commercial banks comprising 89.3% of this total. The Bank limits foreign exposure to those countries rated AA or higher and had unsecured exposure to Australia, Canada, Germany, and the Netherlands as of March 31, 2012. The Bank held no commercial paper as of March 31, 2012.

In terms of exposure to European holdings, which includes those countries that are members of the European Union, the Bank did not own any financial instruments issued by sovereign European governments as of March 31, 2012. The Bank is prohibited by Finance Agency regulation from investing in financial instruments of non-U.S. entities other than those issued by U.S. branches of foreign commercial banks.

Bank management has limited its investment activity with all European counterparties to overnight maturities only. These overnight investments totaled $1.9 billion at March 31, 2012 and were with U.S. branches of financial institutions based in the Netherlands ($0.8 billion) and Germany ($0.1 billion). In addition, the Bank had a $1.0 billion overnight repo transaction with one European counterparty located in the United Kingdom which was secured by U.S. Treasury securities. The Bank also had one overnight Federal funds investment for $0.2 billion with a U.S. financial institution which is a member and is owned by an entity located in Spain.

Treasury Bills, TLGP Investments, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and TLGP investments, which are part of the FDIC program guaranteeing unsecured bank debt, the Bank invests in, and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.4 billion and $2.2 billion as of March 31, 2012 and December 31, 2011, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank's total agency and GSE MBS portfolio increased $588.9 million from December 31, 2011 to March 31, 2012 due to purchases of Agency and GSE MBS in first quarter 2012.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank's private label MBS portfolio decreased $164.3 million from December 31, 2011 to March 31, 2012. This decline was primarily due to repayments.

Although the Bank discontinued the purchase of private label MBS in late 2007, approximately 30% of the Bank's MBS portfolio at March 31, 2012 was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses.

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

Characteristics of Private Label MBS by Type of Collateral

	March 31, 2012			December 31, 2011
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$470.2	$1,621.2	$2,091.4	$535.6	$1,713.2	$2,248.8
Alt-A	649.4	782.8	1,432.2	674.9	821.1	1,496.0
Subprime	—	6.9	6.9	—	7.3	7.3
Total	1,119.6	2,410.9	3,530.5	1,210.5	2,541.6	3,752.1
HELOC:
Alt-A	—	39.6	39.6	—	41.6	41.6
Total	—	39.6	39.6	—	41.6	41.6
Total private label MBS	$1,119.6	$2,450.5	$3,570.1	$1,210.5	$2,583.2	$3,793.7

Certain MBS securities have a fixed-rate component for a specified period of time, then have a rate reset on a given date. When the rate is reset, the security is then considered to be a variable-rate security. Examples include securities supported by underlying 3/1, 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages . In addition, certain of these securities may have a provision within the structure that permits the fixed rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are all reported as variable-rate, regardless of whether the rate reset date has occurred.

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank's private label MBS portfolio by par and by collateral type as of March 31, 2012. The Bank has purchased no private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$9.3	$106.7	$116.0
AA	—	—	—	72.0	72.0
A	—	—	—	150.4	150.4
BBB	—	55.5	8.6	262.8	326.9
Below investment grade:
BB	—	13.1	128.0	125.6	266.7
B	9.0	—	63.1	112.1	184.2
CCC	—	—	41.3	10.8	52.1
CC	186.5	146.2	97.1	—	429.8
C	268.1	206.2	19.0	—	493.3
Total	$463.6	$421.0	$366.4	$840.4	$2,091.4
Amortized cost	$384.5	$389.1	$353.8	$834.0	$1,961.4
Gross unrealized losses	(13.2)	(15.1)	(20.6)	(39.8)	(88.7)
Fair value	374.4	375.9	335.4	796.0	1,881.7
OTTI :
Credit-related OTTI charges taken	$(2.9)	$(2.2)	$(0.1)	$(0.1)	$(5.3)
Noncredit-related OTTI charges taken	2.9	1.9	0.1	(0.7)	4.2
Total YTD 2012 OTTI charges taken	$—	$(0.3)	$—	$(0.8)	$(1.1)
Weighted average fair value/par	80.8%	89.3%	91.5%	94.7%	90.0%
Original weighted average credit support	6.8	7.5	4.2	5.0	5.8
Weighted-average credit support - current	2.3	4.8	5.6	10.5	6.7
Weighted average collateral delinquency(1)	16.7	13.7	12.0	8.3	11.9

	Private Label MBS by Vintage - Alt-A
(dollars in millions)	2007	2006	2005	2004 and Earlier	Total
Par by lowest external long- term rating:
AAA	$—	$14.8	$—	$30.2	$45.0
AA	—	—	—	48.1	48.1
A	—	—	11.5	4.6	16.1
BBB	—	—	—	186.9	186.9
Below investment grade:
BB	—	—	—	7.3	7.3
B	—	—	122.3	45.4	167.7
CCC	—	125.9	—	—	125.9
CC	—		44.7	—	44.7
C	166.8	154.5	19.7	—	341.0
D	113.0	305.4	31.1	—	449.5
Total	$279.8	$600.6	$229.3	$322.5	$1,432.2
Amortized cost	$207.8	$483.1	$217.9	$321.5	$1,230.3
Gross unrealized losses	(22.9)	(50.5)	(20.7)	(11.4)	(105.5)
Fair value	184.9	434.3	197.2	311.5	1,127.9
OTTI:
Credit-related OTTI charges taken		$(0.4)		$(0.2)	$(0.6)
Noncredit-related OTTI charges taken		0.4		0.2	0.6
Total YTD 2012 OTTI charges taken	$—	$—	$—	$—	$—
Weighted average fair value/par	66.1%	72.3%	86.0%	96.6%	78.7%
Original weighted average credit support	13.5	9.9	5.8	5.3	8.9
Weighted-average credit Support - current	2.2	2.2	7.2	13.5	5.6
Weighted average collateral delinquency(1)	33.5	24.0	15.1	8.2	20.8
Notes:
(1) Delinquency information is presented at the cross-collateralization level.

The Bank's subprime and HELOC private label MBS balances are immaterial to the overall portfolio. Accordingly, the related collateral statistics for these private label MBS are not presented.

Private Label MBS Issuers and Servicers. The following tables provide information regarding the issuers and master servicers of the Bank's private label MBS portfolio that exceeded 5% of the total as of March 31, 2012. Management actively monitors the credit quality of the portfolio's master servicers. For further information on the Bank's MBS master servicer risks, see additional discussion in the Item 1A. Risk Factors in the Bank's 2011 Form 10-K.

	March 31, 2012
Original Issuers (in millions)	Total Carrying Value	Total Fair Value
Lehman Brothers Holdings Inc.(1)	$728.9	$714.5
J.P. Morgan Chase & Co.	650.2	643.7
Wells Fargo & Co.	361.5	351.2
Countrywide Financial Corp.(2)	346.8	338.4
Citigroup Inc.	244.8	230.0
GMAC LLC	159.9	159.9
Other	631.8	603.9
Total	$3,123.9	$3,041.6

	March 31, 2012
Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$1,117.7	$1,087.1
Aurora Loan Services Inc.	728.9	714.5
Bank of America Corp.	404.3	390.6
Citimortgage Inc.	244.8	230.0
US Bank	222.0	222.0
Other	406.2	397.4
Total	$3,123.9	$3,041.6
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

Private Label MBS in Unrealized Loss Positions. The following table provides information on the portion of the private label MBS portfolio in an unrealized loss position at March 31, 2012 and April 30, 2012.

Private Label MBS in Unrealized Loss Positions

	March 31, 2012					April 30, 2012(1)
(dollars in millions)	Par	Amort Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate %(2)	% AAA	% AAA	% All Other Inv Grade(3)	% Total Inv Grade	% Below Inv Grade	Current % Watchlist
Residential MBS backed by:
Prime loans:
First lien	$1,668.7	$1,553.5	$(88.7)	13.3	0.4	0.4	23.9	24.3	75.7	4.5
Alt-A and other:
Alt-A other	1,209.4	1,030.4	(105.5)	22.3	2.5	2.5	13.3	15.8	84.2	5.7
Subprime loans:
First lien	6.9	5.9	(1.1)	31.9	—	0.0	63.6	63.6	36.4	0.0
HELOC backed by Alt-A and other:
Alt-A other	36.1	30.9	(5.8)	7.3	—	0.0	45.3	45.3	54.7	75.2
Notes:
(1) Reflects impact of paydowns to zero or sales of securities.
(2) Delinquency information is presented at the cross-collateralization level.
(3) Excludes AAA-rated investments.

Monoline Bond Insurers. The Bank's investment securities portfolio includes a limited number of investments which are insured by one of four monoline bond insurers/guarantors. The bond insurance on these investments generally guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying collateral. The Bank closely monitors the financial condition of these bond insurers.

There are seven insured investment securities backed by HELOC mortgage loans as of March 31, 2012. The credit rating of each of the MBS is closely related to the credit rating of the applicable bond insurer and most of these securities did not have stand-alone credit ratings and carry limited or no additional CE. The Bank analyzes the creditworthiness of the bond insurer and typically assigns to the individual security the higher of the bond insurer's rating or the stand-alone investment rating, if available. Refer to additional information provided in Note 6 - OTTI to the unaudited financial statements in this Form 10-Q which describes the analysis of monoline bond insurers to assess their financial strength and burnout period (i.e., the time horizon of their ability to fulfill their financial obligations).

	March 31, 2012	December 31, 2011
(in millions)	Private Label MBS	Private Label MBS
AMBAC Assurance Corporation (AMBAC)	$10.1	$10.8
Financial Guaranty Insurance Co. (FGIC)	2.4	2.5
Assured Guaranty Municipal Corp (AGMC)	14.6	15.4
MBIA Insurance Corporation (MBIA)	12.5	12.9
Total	$39.6	$41.6

The following table presents the credit rating of the Bank's monoline insurers as of March 31, 2012. Fitch no longer rates these monoline insurers. In addition, neither AMBAC nor FGIC are rated by Fitch, Moody's, or S&P.

	Moody's	S&P
AGMC	Aa3	AA-
MBIA	B3	B

At March 31, 2012, the Bank also had three Prime reperforming private label MBS, the underlying mortgage loans of which are government-guaranteed, which generally provides for the substantial repayment of principal. These three securities had a total par balance of $27.7 million and a total fair value of $20.8 million at March 31, 2012 and all three securities were rated “below investment grade” at March 31, 2012.

OTTI. During the three months ended March 31, 2012 and 2011, the Bank recognized $7.2 million and $20.5 million of credit-related OTTI charges in earnings (the credit loss) related to private label MBS after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities).

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

In performing the cash flow analysis on the majority of the Bank's private label MBS, the Bank used two third-party models. The first model considers borrower characteristics and the particular attributes of the loans underlying the majority of the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), based upon an assessment of the individual housing markets. The term CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget . As currently defined, a CBSA must contain at least one urban area of ten thousand or more people.

The OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from zero (for those housing markets that are believed to have reached their trough) to 8%. For those markets where further home price declines are anticipated, the declines were projected to occur over the nine month period beginning January 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market as noted in the table below.

Recovery Ranges of Housing Price Change
Months	Annualized Rates %
1 - 6	0.0 - 2.8
7 - 18	0.0 - 3.0
19 - 24	1.0 - 4.0
25 - 30	2.0 - 4.0
31 - 42	2.0 - 5.0
43 - 66	2.0 - 6.0
Thereafter	2.3 - 5.6

The month-by-month projection of future loan performance derived from the first model is the median of 100 projections (based on cumulative defaults), and reflects the projected prepayments, defaults and loss severities. These projections were input into a second model that allocated the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described above.

Significant assumptions used on securities that incurred a credit loss during the three months ended March 31, 2012 are included in Note 6 - OTTI to the unaudited financial statements included in this Form 10-Q. The classification of the bond is determined by the cash flow model. Significant assumptions used on all of the Bank's private label MBS as part of its first quarter 2012 analysis, whether OTTI was recorded or not, are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
Prime:
2007	8.5	7.2-11.3	30.2	13.7-39.3	45.4	34.6-48.5	2.3	0.0-4.4
2006	9.1	6.6-15.8	21.0	4.9-28.1	41.9	25.1-47.6	5.2	1.2-10.4
2005	11.1	7.4-14.8	14.5	2.2-30.4	31.8	20.5-42.4	6.8	0.0-11.9
2004 and prior	16.7	6.7-47.8	7.0	0.0-20.7	26.4	0.0-43.9	8.8	4.7-27.6
Total Prime	11.8	6.6-47.8	17.3	0.0-39.3	35.5	0.0-48.5	6.0	0.0-27.6
Alt-A:
2007	6.4	5.8-6.8	52.8	43.1-59.1	47.1	44.5-48.8	2.2	0.0-4.2
2006	8.1	6.2-18.9	41.2	2.0-56.9	46.5	18.0-56.5	1.6	0.0-11.3
2005	9.1	8.3-11.5	23.8	6.6-30.7	40.7	23.3-56.6	4.1	0.0-14.0
2004 and prior	10.9	5.7-18.9	13.4	1.5-53.2	26.1	18.0-39.5	14.3	5.9-25.8
Total Alt-A	8.9	5.7-18.9	32.4	1.5-59.1	39.0	18.0-56.6	6.4	0.0-25.8
Subprime:
2004 and prior	5.7	5.6-5.7	35.7	34.5-36.4	71.2	57.9-78.8	42.1	11.6-59.6
Total Residential MBS	10.5	5.6-47.8	23.8	0.0-59.1	37.1	0.0-78.8	6.2	0.0-59.6

	Significant Inputs for HELOCs
	Prepayment Rates		Default Rates		Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2006	15.2	15.2	5.4	5.4	100.0	100.0	0.0	0.0
2005	28.5	28.5	0.3	0.3	100.0	100.0	64.3	64.3
2004 and prior	11.0	5.6-17.7	5.3	0.6-7.5	100.0	100.0	2.4	0.0-7.8
Total HELOCs (Alt-A)	13.3	5.6-28.5	5.2	0.3-7.5	100.0	100.0	4.2	0.0-64.3

The Bank's quarterly OTTI analysis is based on current and forecasted economic trends. The Bank's life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 47% relates to Prime and 45% relates to Alt-A.

The first quarter 2012 OTTI analysis included the use of an updated version of one of the models in the OTTI process. This version incorporates a more recent data set for transition factors for Prime and Alt-A private label MBS. This change had a more significant impact on Prime securities, which represented 73% of the first quarter OTTI credit loss. The first quarter analysis also included a slightly lower trough forecast of 0.7%, offset by a long-term housing price forecast that was 4.5% higher. The Bank also experienced deteriorating performance on certain HELOCs, which represented 15% of the first quarter OTTI credit loss.

Based on the Bank's OTTI evaluation, the Bank determined that 52 of its private label MBS were OTTI at March 31, 2012 (i.e., they are projected to incur a credit loss during their life), including one private label MBS deemed to be OTTI for the first time during 2012. The Bank has recognized $318.3 million of credit losses on these securities life-to-date. The life-to-date credit loss excludes actual principal writedowns realized, which are recorded as a reduction to credit loss and par. During the first three months of 2012, the Bank recognized $5.4 million of actual principal writedowns and $25.1 million life-to-date. The life-to-date credit loss also excludes $106.0 million of credit losses related to securities sold in previous quarters for which the Bank recognized gains of $15.6 million.

By comparison, at March 31 2011, the Bank had determined that 52 of its private label MBS were other-than-temporarily-impaired, including four private label MBS deemed to be other-than-temporarily-impaired for the first time. The Bank recognized $336.3 million of credit losses on these securities life-to-date. During the first three months of 2011, the Bank realized $1.8 million of actual principal writedowns on two private label MBS.

The following table presents the amount of credit-related and noncredit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities, in first quarter of both 2012 and 2011.

	March 31, 2012			March 31, 2011
(in millions)	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$(0.1)	$(0.7)	$(0.8)	$(0.4)	$(2.7)	$(3.1)
Securities previously impaired prior to current period	$(7.1)	$6.8	$(0.3)	$(20.1)	$20.1	$—
Total	$(7.2)	$6.1	$(1.1)	$(20.5)	$17.4	$(3.1)

Each quarter the Bank updates its estimated cash flow projections and determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank's investment and is recognized over the life of the investment. The Bank recognized an increase in yield on certain private label MBS which resulted in $1.8 million and $2.9 million of interest income for the three months ended March 31, 2012 and 2011, respectively.

Beginning in 2009, the Bank transferred private label MBS from HTM to AFS when an OTTI credit loss had been recorded on the security. Transferring securities at the time of an OTTI credit loss event is considered a deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if market conditions are right. During the first three months of 2012 and 2011, the Bank transferred private label MBS with a fair value of $11.3 million and $90.9 million, respectively, as of the date of the transfer.

Management will continue to evaluate all impaired securities, including those on which charges for OTTI have been recorded. Material credit losses have occurred during 2012 and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral as well as the Bank's future modeling assumptions. Assumption changes in future periods could materially impact the amount of OTTI credit-related losses which could be recorded. Additionally, if the performance of the underlying loan collateral deteriorates, the Bank could experience further credit losses on the portfolio. The Bank cannot estimate the future amount of any additional credit losses.

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

As shown in the table below, based on the estimated cash flows of the Bank's private label MBS under the adverse case scenario, the Bank's first quarter 2012 credit losses would have increased $24.0 million. The increase in the credit loss under the adverse case scenario is the result of the credit loss increasing on securities currently identified as other-than-temporarily-impaired at March 31, 2012. Under the stress scenario, the Bank may recognize a credit loss in excess of the current maximum credit loss, the difference between the security's amortized cost basis and fair value, because the Bank believes fair value would decrease in the adverse scenario. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The adverse case housing price forecast is not management's current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

Housing Price Scenarios
OTTI Credit Losses - Base vs. Stress Scenario
For the Three Months Ended March 31, 2012

	Base Case			Adverse Case
($ in millions)	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities (1)	Unpaid Principal Balance	OTTI Related to Credit Loss
Prime	7	$224.4	$(5.2)	16	$571.9	$(12.2)
Alt-A	3	121.1	(0.7)	18	961.2	(15.7)
Subprime	1	2.5	(0.2)	1	2.5	(0.4)
HELOCs	3	16.1	(1.1)	4	18.5	(2.9)
Total	14	$364.1	$(7.2)	39	$1,554.1	$(31.2)
(1) Of these 39 securities, 36 of them had an OTTI credit loss recorded in a prior period.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.7 billion and $3.9 billion at March 31, 2012 and December 31, 2011, respectively, after an allowance for credit losses of $14.3 million in each quarter.

Mortgage Insurers. The Bank's MPF Program currently has credit exposure to nine mortgage insurance companies to provide both primary mortgage insurance (PMI) and supplemental mortgage insurance (SMI) under the Bank's various products. The Bank closely monitors the financial condition of these mortgage insurers. PMI for MPF Program loans must be issued by an mortgage insurance company on the approved mortgage insurance company list whenever PMI coverage is required. However, no mortgage insurance company on the approved mortgage insurance company list currently has a AA- or better claims-paying ability rating from any NRSRO.

None of the Bank's mortgage insurers currently maintain a rating of A+ or better by at least one NRSRO. Given the credit deterioration of PMI providers, the estimate of the allowance for credit losses includes projected reduced claim payments in the future. As required by the MPF Program, for ongoing PMI, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement.

The MPF Plus product required SMI under the MPF Program when each pool was established. At March 31, 2012, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. Because no mortgage insurer that underwrites SMI is rated AA or better, this requirement has been waived by the Finance Agency until the regulation is amended, provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of March 31, 2012, $74.4 million of SMI exposure had been secured by two PFIs.

The following tables present unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of March 31, 2012 and December 31, 2011.

	Ratings by S&P/Moody's	March 31, 2012
(in millions)	March 31, 2012	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Co.	R/Caa3	$7.1	$2.8
Mortgage Guaranty Insurance Corp.	B/B1	5.8	2.3
PMI Mortgage Insurance Co.	R/Caa3	5.2	2.0
United Guaranty Residential Insurance Co.	BBB/Baa1	2.7	1.0
Radian Guaranty, Inc.	B/Ba3	1.5	0.6
Genworth Mortgage Insurance Corp.	B/Ba1	1.8	0.7
Other insurance providers		0.9	0.4
Total		$25.0	$9.8

	Ratings by S&P/Moody's	December 31, 2011
(in millions)	December 31, 2011	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Co.	CC/Caa2	$6.9	$2.7
Mortgage Guaranty Insurance Corp.	B+/B1	5.4	2.2
PMI Mortgage Insurance Co.	R/Caa3	5.0	1.9
United Guaranty Residential Insurance Co.	BBB/Baa1	2.4	1.0
Radian Guaranty, Inc.	B+/Ba3	2.0	0.8
Genworth Mortgage Insurance Corp.	BB-/Ba1	1.6	0.6
Other insurance providers		0.7	0.3
Total		$24.0	$9.5
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

BOB Loans. See Item 1. Business in the Bank's 2011 Form 10-K for a description of this program. The allowance for credit losses on BOB loans decreased $0.7 million from December 31, 2011, as a result of improved performance of the BOB loan portfolio.

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

In the table below, Total Notional reflects outstanding positions with all counterparties while the credit exposure reflects only those counterparties to which the Bank has net credit exposure. In addition, Net Credit Exposure represents the estimated fair value of the derivative contracts that have a net positive market value to the Bank after adjusting for all cash and/or securities collateral.

	March 31, 2012		December 31, 2011
(dollars in millions) Credit Rating(1)	Total Notional	Net Credit Exposure	Total Notional	Net Credit Exposure
AA	$4,420.0	$31.2	$4,777.0	$29.9
A	27,577.3	6.1	26,320.6	6.2
Subtotal	31,997.3	37.3	31,097.6	36.1
Member institutions (2)	32.7	0.1	14.0	0.2
Total	$32,030.0	$37.4	$31,111.6	$36.3
Note:
(1) Credit ratings reflect the lowest rating from the credit rating agencies. These tables do not reflect changes in any rating, outlook or watch status after March 31. The Bank measures credit exposure through a process which includes internal credit review and various external factors.
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

The following tables summarize the Bank's derivative counterparties which represent more than 10% of the Bank's total notional amount outstanding and net credit exposure as of March 31, 2012 and December 31, 2011.

Notional Greater Than 10%	March 31, 2012			December 31, 2011
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$5,493.9	17.2%	A	$5,274.2	16.9%
JP Morgan Chase Bank, NA	A	4,556.9	14.2	A	4,326.0	13.9
Barclays Bank PLC	A	3,814.0	11.9	—	—	—
BNP Paribas	AA	3,770.0	11.8	AA	3,627.0	11.7
Credit Suisse International	A	3,688.0	11.5	A	3,419.0	11.0
All others	n/a	10,707.2	33.4	n/a	14,465.4	46.5
Total		$32,030.0	100.0%		$31,111.6	100.0%

Net Credit Exposure Greater Than 10%	March 31, 2012			December 31, 2011
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Total Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Total Net Credit Exposure
Royal Bank of Canada	AA	$15.1	40.3%	AA	$14.9	41.1%
BNP Paribas	AA	10.4	27.8	AA	8.5	23.5
HSBC Bank USA, NA	AA	5.7	15.3	AA	6.5	17.9
UBS AG	A	4.4	11.7	A	4.9	13.5
All others	n/a	1.8	4.9	n/a	1.5	4.0
Total		$37.4	100.0%		$36.3	100.0%

To manage market risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe, specifically in Germany, Switzerland, France, and the United Kingdom. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	As of March 31, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
United Kingdom	$81.0	$71.0	$71.6
Switzerland	238.5	238.5	239.2
Germany	24.9	9.9	10.7
Total	$344.4	$319.4	$321.5

(in millions)	As of December 31, 2011
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
United Kingdom	$87.2	$77.1	$71.7
Switzerland	256.4	256.4	254.3
Germany	31.1	16.1	15.1
Total	$374.7	$349.6	$341.1
Note: The average maturity of these derivative contracts is October 2015. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions. This information is shown below.

(in millions)	As of March 31, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$19.2	$9.2	$8.8
United Kingdom	16.9	10.2	9.5
Switzerland	5.7	0.7	1.3
Total	$41.8	$20.1	$19.6

(in millions)	As of December 31, 2011
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$7.8	$—	$—
United Kingdom	11.8	4.5	4.7
Switzerland	5.3	—	—
Total	$24.9	$4.5	$4.7
Note: The average maturity of these derivative contracts is September 2015. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank's GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with negative outlook/P-1 by Moody's Investor Service, Inc. and AA+ with negative outlook/A-1+ by Standard & Poor's. These ratings measure the likelihood of timely payment of principal and interest. At March 31, 2012, the Bank's consolidated obligation bonds outstanding increased slightly to $35.7 billion compared to $35.6 billion at December 31, 2011. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at March 31, 2012 increased to $11.8 billion compared to $10.9 billion at December 31, 2011, primarily due to an increase in short-term advance activity.

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Access and funding levels have fluctuated with conditions in the global financial markets over the past several years. In the second half of 2011, as the financial crisis in Europe worsened, the Bank's funding levels improved markedly, benefiting from a flight to quality and wider swap spreads. In early 2012, the crisis in Europe appears to have abated somewhat, and as a result, funding levels have deteriorated relative to LIBOR.

Consolidated obligations bonds often have investor-determined features. The decision to issue a bond using a particular structure is based upon the desired amount of funding, and the ability of the Bank to hedge the risks. The issuance of a bond with a simultaneously-transacted interest-rate exchange agreement usually results in a funding vehicle with a lower cost than the Bank could otherwise achieve. The continued attractiveness of such debt/swap transactions depends on price relationships in both the consolidated bond and interest-rate exchange markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. The increase in funding alternatives available to the Bank through negotiated debt/swap transactions is beneficial to the Bank because it may reduce funding costs and provide additional asset/liability management tools. The types of consolidated obligations bonds issued can fluctuate based on comparative changes in their cost levels, supply and demand conditions, advance demand, and the Bank's balance sheet management strategy. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank's mortgage portfolio while swapped callable bonds fund other floating rate assets. At March 31, 2012, callable bonds issued by the Bank were up approximately $1.5 billion from December 31, 2011 due to investor demand. Note 11 to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank's consolidated obligations.

The Bank's investments also represent a key source of liquidity. Total investments available for liquidity purposes may include trading securities, AFS securities, Federal funds sold, reverse repos, and certificates of deposit. Trading securities and AFS securities are reported at fair value. These totaled $11.3 billion at March 31, 2012, compared to $9.8 billion at December 31, 2011. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasuries, TLGP investments, U.S. agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. The Bank utilizes repurchase transactions as a contingent source of liquidity. In addition, U.S. Treasuries may be used as collateral for derivative counterparty obligations in lieu of cash.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the five business day contingency liquidity requirement discussed below. The requirements are designed to enhance the Bank's protection against temporary disruptions in access to the debt markets. Longer term contingency liquidity is discussed below. The Bank was in compliance with these requirements at March 31, 2012.

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

Additionally, consistent with regulatory requirements, the Bank's Liquidity and Funds Management Policy has historically required the Bank to hold contingency liquidity sufficient to meet the Bank's estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank's liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank's ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank's access to the capital markets has never been interrupted to the extent the Bank's ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At March 31, 2012 and December 31, 2011, excess contingency liquidity was approximately $14.7 billion and $14.3 billion, respectively.

Joint and Several Liability. Although the Bank is primarily liable for its portion of consolidated obligations, (i.e., those issued on its behalf), the Bank is also jointly and severally liable with the other 11 FHLBanks for the payment of principal and interest on consolidated obligations of all the FHLBanks. The Finance Agency, in its discretion and notwithstanding any other provisions, may at any time order any FHLBank to make principal or interest payments due on any consolidated obligation, even in the absence of default by the primary obligor. To the extent that an FHLBank makes any payment on a consolidated obligation on behalf of another FHLBank, the paying FHLBank shall be entitled to reimbursement from the non-paying FHLBank, which has a corresponding obligation to reimburse the FHLBank to the extent of such assistance and other associated costs. However, if the Finance Agency determines that the non-paying FHLBank is unable to satisfy its obligations, then the Finance Agency may allocate the outstanding liability among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all consolidated obligations outstanding, or on any other basis the Finance Agency may determine. Finance Agency regulations govern the issuance of debt on behalf of the FHLBanks and authorize the FHLBanks to issue consolidated obligations, through the OF as its agent. The Bank is not permitted to issue individual debt without Finance Agency approval. See Note 14 - Consolidated Obligations to the audited financial statements in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2011 Form 10-K for additional information.

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

The Bank believes that the above-mentioned action does not materially increase the risk to the Bank under its joint and several liability obligation. Management continues to perform appropriate due diligence as well as closely monitor any developments in the financial condition and regulatory status of the Seattle Bank. However, while supervisory orders and agreements are sometimes publicly announced, the Bank cannot provide assurance that it has been informed or will be informed of regulatory actions taken at other FHLBanks that may impact the Bank's risk.

Operating and Business Risks

The Bank is exposed to various operating and business risks. Operating risk is the risk of unexpected loss resulting from human error, systems malfunctions, man-made or natural disasters, fraud, or circumvention or failure of internal controls, categorized as compliance, fraud, legal, information and personnel risk. Business risk is the risk of an adverse impact on the Bank's profitability or financial or business strategies resulting from external factors that may occur in the short-term and/or long-term. The Bank has established operating policies and procedures to manage each of the specific operating and business risks. For additional information on operating and business risks, see the “Operating and Business Risks” discussion in the Risk Management section of Item 7. Management's Discussion and Analysis in the Bank's 2011 Form 10-K.

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statement of Income (unaudited)

	Three months ended March 31,
(in thousands, except per share amounts)	2012	2011
Interest income:
Advances	$61,288	$63,648
Prepayment fees on advances, net	8,872	511
Interest-bearing deposits	141	128
Securities purchased under agreements to resell	481	—
Federal funds sold	461	1,712
Trading securities	375	504
Available-for-sale (AFS) securities	31,315	35,501
Held-to-maturity (HTM) securities	37,510	51,885
Mortgage loans held for portfolio	44,983	52,613
Total interest income	185,426	206,502
Interest expense:
Consolidated obligations - discount notes	1,769	5,182
Consolidated obligations - bonds	141,258	161,875
Mandatorily redeemable capital stock	61	—
Deposits	126	163
Other borrowings	11	12
Total interest expense	143,225	167,232
Net interest income	42,201	39,270
Provision for credit losses	78	2,847
Net interest income after provision for credit losses	42,123	36,423
Other noninterest income (loss):
Total Other-than-temporary impairment (OTTI) losses (Note 6)	(1,051)	(3,119)
OTTI losses reclassified to/(from) AOCI (Note 6)	(6,128)	(17,393)
Net OTTI losses, credit portion (Note 6)	(7,179)	(20,512)
Net gains on trading securities (Note 3)	435	167
Net gains on derivatives and hedging activities (Note 10)	4,007	844
Service fees	576	575
Other, net	1,754	2,393
Total other noninterest income (loss)	(407)	(16,533)
Other expense:
Compensation and benefits expense	9,553	8,931
Other operating expense	5,850	5,230
Finance Agency expense	1,326	1,385
Office of Finance expense	780	884
Total other expense	17,509	16,430
Income before assessments	24,207	3,460
Affordable Housing Program	2,427	282
REFCORP	—	636
Total assessments	2,427	918
Net income	$21,780	$2,542
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	31,732	39,115
Basic and diluted earnings per share	$0.69	$0.06
Dividends per share	$0.03	$—
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(in thousands)	2012	2011
Net income	$21,780	$2,542
Other comprehensive income (loss) :
Net unrealized gains (losses) on AFS securities:
Unrealized gains (losses)	(621)	328
Net non-credit portion of OTTI losses on AFS securities:
Non-credit OTTI loss transferred from HTM securities	(662)	(2,697)
Net change in fair value of OTTI securities	49,146	57,644
Unrealized gains	7,094	4,400
Reclassification of non-credit portion included in net income	6,790	20,090
Total net non-credit portion of OTTI losses on AFS securities	62,368	79,437
Net non-credit portion of OTTI losses on HTM securities:
Non-credit portion	(662)	(2,697)
Reclassification of non-credit portion from HTM to AFS securities	662	2,697
Total net non-credit portion of OTTI losses on HTM securities	—	—
Reclassification of net losses included in net income relating to hedging activities	—	9
Pension and postretirement benefits	13	(4)
Total other comprehensive income adjustments	61,760	79,770
Total comprehensive income	$83,540	$82,312
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	March 31, 2012	December 31, 2011
(in thousands)
ASSETS
Cash and due from banks	$198,006	$634,278
Interest-bearing deposits	5,800	16,180
Securities purchased under agreements to resell (Note 2)	1,000,000	—
Federal funds sold	2,440,000	2,450,000
Investment securities:
Trading securities (Note 3)	984,037	984,285
AFS securities, at fair value (Note 4)	5,432,219	4,356,147
HTM securities; fair value of $7,819,310 and $8,782,348, respectively (Note 5)	7,831,913	8,832,845
Total investment securities	14,248,169	14,173,277
Advances (Note 7)	31,446,419	30,604,801
Mortgage loans held for portfolio (Note 8), net of allowance for credit losses of $14,324 and $14,344, respectively (Note 9)	3,726,586	3,883,127
Banking on Business (BOB) loans, net of allowance for credit losses of $2,573 and $3,223, respectively (Note 9)	13,977	14,016
Accrued interest receivable	127,161	132,152
Premises, software and equipment, net	15,760	16,281
Derivative assets (Note 10)	37,445	36,256
Other assets	31,875	33,918
Total assets	$53,291,198	$51,994,286

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)
(continued)

	March 31,	December 31,
(in thousands, except par value)	2012	2011
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$1,234,321	$1,062,027
Noninterest-bearing	41,170	37,667
Total deposits	1,275,491	1,099,694
Consolidated obligations, net: (Note 11)
Discount notes	11,794,427	10,921,498
Bonds	35,709,254	35,613,036
Total consolidated obligations, net	47,503,681	46,534,534
Mandatorily redeemable capital stock (Note 12)	194,141	45,673
Accrued interest payable	163,498	125,564
Affordable Housing Program	15,502	13,588
Derivative liabilities (Note 10)	393,867	441,975
Other liabilities	292,077	70,420
Total liabilities	49,838,257	48,331,448
Commitments and contingencies (Note 15)	—	—
Capital (Note 12)
Capital stock - putable ($100 par value) issued and outstanding 30,973 and 33,899 shares	3,097,277	3,389,863
Retained earnings:
Unrestricted	447,347	430,774
Restricted	8,922	4,566
Total retained earnings	456,269	435,340
AOCI (Note 12)	(100,605)	(162,365)
Total capital	3,452,941	3,662,838
Total liabilities and capital	$53,291,198	$51,994,286
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	Three months ended March 31,
(in thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$21,780	$2,542
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,314	1,483
Change in net fair value adjustment on derivative and hedging activities	(8,489)	31,032
Net OTTI credit losses	7,179	20,512
Provision for credit losses	78	2,847
Net change in:
Trading securities	248	1,470
Accrued interest receivable	5,012	6,905
Other assets	2,196	(1,198)
Accrued interest payable	37,935	20,838
Other liabilities(1)	(1,914)	(4,288)
Total adjustments	49,559	79,601
Net cash provided by operating activities	$71,339	$82,143
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $10,380 and $(1,467) from other FHLBanks for mortgage loan program)	$36,418	$44,591
Securities purchased under agreements to resell	(1,000,000)	—
Federal funds sold	10,000	(1,090,000)
Premises, software and equipment, net	(815)	(828)
AFS securities:
Proceeds	519,838	168,200
Purchases	(1,406,991)	(102,987)
HTM securities:
Net change in short-term	700,000	(900,000)
Proceeds from long-term	388,432	485,849
Purchases of long-term	—	(517,819)
Advances:
Proceeds	33,123,841	26,340,072
Made	(34,068,362)	(23,463,598)
Mortgage loans held for portfolio:
Proceeds	231,260	278,671
Purchases	(76,467)	(60,244)
Net cash (used in) provided by investing activities	$(1,542,846)	$1,181,907

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)
(continued)

	Three months ended March 31,
(in thousands)	2012	2011
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$189,506	$(65,801)
Net payments for derivative contracts with financing element	(15,659)	(20,268)
Net proceeds from issuance of consolidated obligations:
Discount notes	84,810,952	38,410,349
Bonds (none from other FHLBanks)	5,082,710	2,308,416
Payments for maturing and retiring consolidated obligations:
Discount notes	(83,938,712)	(38,334,098)
Bonds	(4,948,593)	(3,332,447)
Proceeds from issuance of capital stock	20,433	2,012
Payments for repurchase/redemption of mandatorily redeemable capital stock	(10,218)	(1,743)
Payments for redemption/repurchase of capital stock	(154,333)	(183,650)
Cash dividends paid	(851)	—
Net cash provided by (used in) financing activities	$1,035,235	$(1,217,230)
Net (decrease) increase in cash and cash equivalents	$(436,272)	$46,820
Cash and cash equivalents at beginning of the period	634,278	143,393
Cash and cash equivalents at end of the period	$198,006	$190,213
Supplemental disclosures:
Interest paid	$117,492	$154,962
AHP payments, net	513	1,523
Transfers of mortgage loans to real estate owned	5,577	3,893
Non-cash transfer of OTTI HTM securities to AFS	11,268	90,925
Note:
(1) Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2010	39,869	$3,986,932	$397,291	$—	$397,291	$(223,341)	$4,160,882
Proceeds from sale of capital stock	20	2,012	—	—	—	—	2,012
Repurchase/redemption of capital stock	(1,836)	(183,650)	—	—	—	—	(183,650)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(665)	—	—	—	—	(665)
Comprehensive income	—	—	2,542	—	2,542	79,770	82,312
March 31, 2011	38,046	$3,804,629	$399,833	$—	$399,833	$(143,571)	$4,060,891

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2011	33,899	$3,389,863	$430,774	$4,566	$435,340	$(162,365)	$3,662,838
Proceeds from sale of capital stock	204	20,433	—	—	—	—	20,433
Repurchase/redemption of capital stock	(1,543)	(154,333)	—	—	—	—	(154,333)
Net shares reclassified to mandatorily redeemable capital stock	(1,587)	(158,686)	—	—	—	—	(158,686)
Comprehensive income	—	—	17,424	4,356	21,780	61,760	83,540
Cash dividends	—	—	(851)	—	(851)	—	(851)
March 31, 2012	30,973	$3,097,277	$447,347	$8,922	$456,269	$(100,605)	$3,452,941

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Notes to Financial Statements

Background Information

The Bank, a federally chartered corporation, is one of 12 district Federal Home Loan Banks (FHLBanks). The FHLBanks serve the public by increasing the availability of credit for residential mortgages and community development. The Bank provides a readily available, low-cost source of funds to its member institutions. The Bank is a cooperative, which means that current members own nearly all of the outstanding capital stock of the Bank. All holders of the Bank’s capital stock may, to the extent declared by the Board, receive dividends on their capital stock. Regulated financial depositories and insurance companies engaged in residential housing finance that maintain their principal place of business in Delaware, Pennsylvania or West Virginia may apply for membership. Community Development Financial Institutions (CDFIs) which meet certain standards are also eligible to become Bank members. State and local housing associates that meet certain statutory and regulatory criteria may also borrow from the Bank. While eligible to borrow, state and local housing associates are not members of the Bank and, as such, are not required to hold capital stock.

All members must purchase stock in the Bank. The amount of capital stock members own is based on outstanding advances, letters of credit, the member's membership asset value, and principal balance of residential mortgage loans previously sold to the Bank. The Bank’s Capital Plan was amended effective July 1, 2010 and all members fully transitioned to the amended Capital Plan effective April 8, 2011. The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 13 for additional information.

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

As provided by the Housing and Economic Recovery Act of 2008 as amended (HERA), or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the MPF Program and purchase certain investments. See Note 11 for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Bank's 2011 Annual Report on Form 10-K (2011 Form 10-K).

Notes to Financial Statements (continued)

Note 1 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued and Adopted Accounting Guidance

Reconsideration of Effective Control for Repurchase Agreements. During April 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve the identification of repurchase transactions as sales or secured borrowings by modifying the requirements to assess effective control. The FASB removed the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the same terms and removed the requirement of the transferor to possess adequate collateral to fund the cost of purchasing replacement financial assets. The guidance was effective for the Bank beginning January 1, 2012 and was applied prospectively. The Bank's adoption of this guidance had no impact on its Statement of Income and Statement of Condition.

The following pronouncements have impacted, or will impact, the Bank's financial disclosures but will have no impact on its Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). During May 2011, the FASB issued guidance to substantially converge the definition of fair value and related disclosure requirements, but not when fair value accounting is applied. The guidance includes additional disclosure requirements around Level 3 inputs and an increased requirement to report all instruments measured or disclosed at fair value within the fair value hierarchy. The guidance was effective for the Bank beginning January 1, 2012 and was applied prospectively. The Bank's adoption of this guidance had no impact on the Bank's Statement of Income and Statement of Condition, but resulted in additional disclosure in Note 14.

Presentation of Comprehensive Income. During June and December 2011, the FASB issued guidance to increase the prominence of items reported in comprehensive income as part of the convergence project. The guidance requires non-owner changes in equity to be reported in either a single continuous statement of comprehensive income, or in two consecutive statements that separately present total net income and total comprehensive income. It does not change the accounting for other comprehensive income or the calculation of earnings per share. The Bank adopted this guidance for its first quarter 2012 financial statements and has applied it retrospectively. See the Statement of Comprehensive Income.

Offsetting Assets and Liabilities. During December 2011, the FASB issued new disclosure requirements for assets and liabilities which are offset in the financial statements. The guidance requires presentation of both gross and net information about instruments which are offset. The guidance will be effective for the Bank for the first quarter of 2013 and will be applied retrospectively.

Note 2 - Securities Purchased Under Agreements to Resell

The Bank periodically holds securities purchased under agreements to resell those securities. These amounts represent short-term loans and are classified as assets in the Statement of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the Bank or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly.

Note 3 – Trading Securities

The following table presents trading securities as of March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012	December 31, 2011
TLGP investments	$250,208	$250,080
U.S. Treasury bills	729,879	729,994
Mutual funds offsetting deferred compensation	3,950	4,211
Total	$984,037	$984,285

Notes to Financial Statements (continued)

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $4.0 million and $4.3 million at March 31, 2012 and December 31, 2011, respectively.

The following table presents net gains (losses) on trading securities for the first quarter of 2012 and 2011.

	Three months ended March 31,
(in thousands)	2012	2011
Net unrealized gains on trading securities held at period-end	$467	$127
Net realized gains (losses) on securities sold/matured during the period	(32)	40
Net gains on trading securities	$435	$167

Note 4 – Available-for-Sale (AFS) Securities

The following table presents AFS securities as of March 31, 2012 and December 31, 2011.

	March 31, 2012
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-Mortgage-backed securities (non-MBS)
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
Government-sponsored enterprise (GSE) securities	1,149,998	—	381	(837)	1,149,542
State and local agency obligations	12,995	—	—	(650)	12,345
Subtotal	$1,164,986	$—	$386	$(1,487)	$1,163,885
Mortgage-backed securities (MBS):
GSE residential MBS	$2,661,432	$—	$9,197	$(1,946)	$2,668,683
Private label MBS:
Private label residential MBS	1,689,651	(109,947)	7,151	(1,978)	1,584,877
Home equity loans (HELOCs)	16,625	(1,851)	—	—	14,774
Total private label MBS	1,706,276	(111,798)	7,151	(1,978)	1,599,651
Total MBS	$4,367,708	$(111,798)	$16,348	$(3,924)	$4,268,334
Total AFS securities	$5,532,694	$(111,798)	$16,734	$(5,411)	$5,432,219

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
GSE securities	900,000	—	574	—	900,574
Subtotal	$901,993	$—	$579	$—	$902,572
MBS:
GSE residential MBS	$1,801,193	$—	$6,849	$(901)	$1,807,141
Private label MBS:
Private label residential MBS	1,796,969	(165,029)	3,601	(4,180)	1,631,361
HELOCs	18,215	(3,142)	—	—	15,073
Total private label MBS	1,815,184	(168,171)	3,601	(4,180)	1,646,434
Total MBS	$3,616,377	$(168,171)	$10,450	$(5,081)	$3,453,575
Total AFS securities	$4,518,370	$(168,171)	$11,029	$(5,081)	$4,356,147
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection  of cash, and/or previous OTTI recognized in earnings.
(2)Represents the noncredit portion of an OTTI recognized during the life of the security.

The mutual funds are held in a Rabbi trust to secure a portion of the Bank’s Supplemental Retirement Obligation. This Obligation was $3.8 million at both March 31, 2012 and December 31, 2011.

As of March 31, 2012, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $9.6 million and credit losses of $318.3 million, partially offset by OTTI-related accretion adjustments of $7.3 million. As of December 31, 2011, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $11.1 million and credit losses of $316.5 million, partially offset by OTTI-related accretion adjustments of $9.1 million.

The following table presents a reconciliation of the AFS OTTI loss recognized through accumulated other comprehensive income (AOCI) to the total net noncredit portion of OTTI losses on AFS securities in AOCI as of March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012	December 31, 2011
Noncredit portion of OTTI losses	$(111,798)	$(168,171)
Unrealized gains on OTTI securities since their last OTTI credit charge	6,052	57
Net noncredit portion of OTTI losses on AFS securities in AOCI	$(105,746)	$(168,114)

Notes to Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of March 31, 2012 and December 31, 2011. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS
GSE Securities	$549,163	$(837)	$—	$—	$549,163	$(837)
State or local agency obligations	12,345	(650)	—	—	12,345	(650)
Total non-MBS	$561,508	$(1,487)	$—	$—	$561,508	$(1,487)
MBS:
GSE residential MBS	$946,907	$(1,946)	$—	$—	$946,907	$(1,946)
Private label:
Private label residential MBS	173,917	(5,720)	1,174,799	(106,205)	1,348,716	(111,925)
HELOCs	—	—	12,684	(1,851)	12,684	(1,851)
Total private label MBS	173,917	(5,720)	1,187,483	(108,056)	1,361,400	(113,776)
Total MBS	$1,120,824	$(7,666)	$1,187,483	$(108,056)	$2,308,307	$(115,722)
Total AFS securities	$1,682,332	$(9,153)	$1,187,483	$(108,056)	$2,869,815	$(117,209)

	December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
MBS:
GSE residential MBS	$844,628	$(901)	$—	$—	$844,628	$(901)
Private label:
Private label residential MBS	232,848	(11,150)	1,290,706	(158,059)	1,523,554	(169,209)
HELOCs	2,118	(45)	12,955	(3,097)	15,073	(3,142)
Total private label MBS	234,966	(11,195)	1,303,661	(161,156)	1,538,626	(172,351)
Total AFS securities	$1,079,594	$(12,096)	$1,303,661	$(161,156)	$2,383,254	$(173,252)
Note:
(1)Total unrealized losses equal the sum of "OTTI Recognized in AOCI" and "Gross Unrealized Losses" in the first two tables of this Note 4.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. The Bank transferred one private label MBS from HTM to AFS during the three months ended March 31, 2012 and four during the first three months of 2011. These securities had an OTTI credit loss recorded on them during the period in which they were transferred.

Notes to Financial Statements (continued)

The following table presents the information on the private label MBS transferred during the three months ended March 31, 2012 and 2011.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
March 31, 2012 transfers	$11,930	$(662)	$—	$—	$11,268
March 31, 2011 transfers	$93,622	$(2,697)	$—	$—	$90,925

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of March 31, 2012 and December 31, 2011 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$51,991	$51,997	$1,993	$1,998
Due after one year through five years	1,100,000	1,099,543	900,000	900,574
Due after ten years	12,995	12,345	—	—
AFS securities excluding MBS	1,164,986	1,163,885	901,993	902,572
MBS	4,367,708	4,268,334	3,616,377	3,453,575
Total AFS securities	$5,532,694	$5,432,219	$4,518,370	$4,356,147

Interest Rate Payment Terms.  The following table details interest payment terms for AFS non-MBS and MBS at March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012	December 31, 2011
Amortized cost of AFS securities other than MBS:
Fixed-rate	$764,988	$751,993
Variable-rate	399,998	150,000
Total non-MBS	$1,164,986	$901,993
Amortized cost of AFS MBS:
Fixed-rate	$2,148,675	$2,145,595
Variable-rate	2,219,033	1,470,782
Total MBS	$4,367,708	$3,616,377
Total AFS securities	$5,532,694	$4,518,370
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

Realized Gains and Losses on AFS Securities.  There were no sales of AFS securities and; therefore, no gains or losses on sales for the three months ended March 31, 2012 and 2011.

Notes to Financial Statements (continued)

Note 5 – Held-to-Maturity (HTM) Securities

The following table presents HTM securities as of March 31, 2012 and December 31, 2011.

	March 31, 2012
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$1,400,000	$118	$—	$1,400,118
GSE securities	33,746	1,631	—	35,377
State or local agency obligations	272,702	3,431	(22,769)	253,364
Subtotal	$1,706,448	$5,180	$(22,769)	$1,688,859
MBS:
U.S. agency	$2,298,967	$10,997	$(71)	$2,309,893
GSE residential MBS	2,302,163	77,418	(948)	2,378,633
Private label MBS:
Private label residential MBS	1,508,009	4,782	(83,274)	1,429,517
HELOCs	16,326	—	(3,918)	12,408
Total private label MBS	1,524,335	4,782	(87,192)	1,441,925
Total MBS	$6,125,465	$93,197	$(88,211)	$6,130,451
Total HTM securities	$7,831,913	$98,377	$(110,980)	$7,819,310

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$2,000,000	$180	$—	$2,000,180
GSE securities	38,589	1,860	—	40,449
State or local agency obligations	278,704	2,668	(34,291)	247,081
Subtotal	$2,317,293	$4,708	$(34,291)	$2,287,710
MBS:
U.S. agency	$2,411,090	$11,273	$(91)	$2,422,272
GSE residential MBS	2,462,698	83,222	(1,939)	2,543,981
Private label MBS:
Private label residential MBS	1,624,190	4,173	(113,072)	1,515,291
HELOCs	17,574	—	(4,480)	13,094
Total private label MBS	1,641,764	4,173	(117,552)	1,528,385
Total MBS	$6,515,552	$98,668	$(119,582)	$6,494,638
Total HTM securities	$8,832,845	$103,376	$(153,873)	$8,782,348

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of March 31, 2012 and December 31, 2011. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	March 31, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$197,049	$(22,769)	$197,049	$(22,769)
MBS:
U.S. agency	$233,175	$(71)	$—	$—	$233,175	$(71)
GSE residential MBS	125,671	(55)	276,201	(893)	401,872	(948)
Private label:
Private label residential MBS	207,921	(1,783)	837,922	(81,491)	1,045,843	(83,274)
HELOCs	—	—	12,408	(3,918)	12,408	(3,918)
Total private label MBS	207,921	(1,783)	850,330	(85,409)	1,058,251	(87,192)
Total MBS	$566,767	$(1,909)	$1,126,531	$(86,302)	$1,693,298	$(88,211)
Total HTM securities	$566,767	$(1,909)	$1,323,580	$(109,071)	$1,890,347	$(110,980)

	December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$195,899	$(34,291)	$195,899	$(34,291)
MBS:
U.S. agency	$90,308	$(16)	$154,860	$(75)	$245,168	$(91)
GSE residential MBS	194,118	(208)	358,160	(1,731)	552,278	(1,939)
Private label:
Private label residential MBS	303,899	(3,718)	861,942	(109,354)	1,165,841	(113,072)
HELOCs	—	—	13,094	(4,480)	13,094	(4,480)
Total private label MBS	303,899	(3,718)	875,036	(113,834)	1,178,935	(117,552)
Total MBS	$588,325	$(3,942)	$1,388,056	$(115,640)	$1,976,381	$(119,582)
Total HTM securities	$588,325	$(3,942)	$1,583,955	$(149,931)	$2,172,280	$(153,873)

Securities Transferred. During the first three months of 2012 and 2011, the Bank transferred certain private label MBS from HTM to AFS. See Note 4 for additional information.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of March 31, 2012 and December 31, 2011 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	March 31, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,400,000	$1,400,118	$2,000,000	$2,000,180
Due after one year through five years	36,751	38,438	41,594	43,528
Due after five years through ten years	8,714	8,753	7,420	7,159
Due after ten years	260,983	241,550	268,279	236,843
HTM securities excluding MBS	1,706,448	1,688,859	2,317,293	2,287,710
MBS	6,125,465	6,130,451	6,515,552	6,494,638

Total HTM securities	$7,831,913	$7,819,310	$8,832,845	$8,782,348

At March 31, 2012 and December 31, 2011, the amortized cost of the Bank’s MBS classified as HTM included net purchased discounts of $1.6 million and $2.3 million, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms for HTM securities at March 31, 2012 and December 31, 2011,

	March 31, 2012	December 31, 2011
(in thousands)
Amortized cost of HTM securities other than MBS:
Fixed-rate	$1,525,398	$2,136,243
Variable-rate	181,050	181,050
Total non-MBS	$1,706,448	$2,317,293
Amortized cost of HTM MBS:
Fixed-rate	$2,210,449	$2,437,697
Variable-rate	3,915,016	4,077,855
Total HTM MBS	$6,125,465	$6,515,552
Total HTM securities	$7,831,913	$8,832,845
Note: Certain MBS have a fixed-rate component for a specified period of time, then have a rate reset on a given date. Examples of this type of instrument would include securities supported by underlying 3/1, 5/1, 7/1 and 10/1 hybrid adjustable-rate mortgages. In addition, certain of these securities may have a provision within the structure that permits the fixed rate to be adjusted for items such as prepayment, defaults and loan modification. For purposes of the table above, these securities are reported as fixed-rate until the rate reset date is hit. At that point, the security is then considered to be variable-rate.

Realized Gains and Losses on HTM Securities. There were no sales of HTM securities and, therefore, no realized gains or losses on sales during the three months ended March 31, 2012 or 2011.

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

Note 6 – Other-Than-Temporary Impairment

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

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. These alternative procedures include using a proxy bond’s loan level results to allocate loan level cash flows, a qualitative analysis of government agency loan-level guarantee, or different models for HELOCs. Securities evaluated using alternative procedures during the first quarter were not significant to the Bank, as they represented approximately 5% of the par balance of private label MBS at March 31, 2012.

The Bank's OTTI evaluation includes estimating the projected cash flows that the Bank is likely to collect based on an assessment of all available information, including the structure of the applicable security and certain assumptions, to determine whether the Bank will recover the entire amortized cost basis of the security, such as:

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs), which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget (OMB); as currently defined, a CBSA must contain at least one urban area with a population of 10 thousand or more people. The OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 8% over the nine month period beginning January 1, 2012. Thereafter, home prices were projected to recover using one of five different recovery paths

Notes to Financial Statements (continued)

that vary by housing market.

Recovery Ranges of Housing Price Change
Months	Annualized Rates %
1 - 6	0.0 - 2.8
7 - 18	0.0 - 3.0
19 - 24	1.0 - 4.0
25 - 30	2.0 - 4.0
31 - 42	2.0 - 5.0
43 - 66	2.0 - 6.0
Thereafter	2.3 - 5.6

The month-by-month projection of future loan performance derived from the first model is the median of 100 projections (based on cumulative defaults) and reflects projected prepayments, defaults and loss severities. These projections are input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the CE for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described above.

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

There are four insurers wrapping the Bank’s HELOC investments. The financial guarantee from AGMC (formerly Financial Services Assurance Corp. ) is considered sufficient to cover all future claims. The Bank has placed no reliance on the financial guarantee from FGIC and AMBAC. The Bank established a burnout period ending June 30, 2012 for MBIA Insurance Corporation. The Bank monitors this insurer and as facts and circumstances change, the burnout period could significantly change.

Notes to Financial Statements (continued)

For those securities for which an OTTI credit loss was determined to have occurred during the three months ended March 31, 2012 (that is, a determination was made that the entire amortized cost basis will not likely be recovered), the following tables present a summary of the significant inputs used to measure the amount of the credit loss recognized in earnings during the three months ended March 31, 2012 as well as the related credit enhancement (CE). CE is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss. The CUSIP classification (Prime, Alt-A and subprime) is based on the current classification as determined by the first model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance.

	Significant Inputs for OTTI Private Label Residential MBS
	Prepayment Rates				Default Rates				Loss Severities				Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %
Prime:
2007	9.3	9.2	-	9.3	25.5	24.3	-	27.2	41.8	41.1	-	42.7	4.3	4.3	-	4.4
2006	8.8	7.3	-	10.0	21.7	15.1	-	24.8	42.9	40.9	-	45.0	2.8	1.2	-	4.0
Total Prime	8.9	7.3	-	10.0	22.8	15.1	-	27.2	42.6	40.9	-	45.0	3.3	1.2	-	4.4
Alt-A:
2006	9.7	7.3	-	10.9	30.3	20.2	-	49.3	48.3	44.0	-	56.5	3.0	0.0	-	4.6
2005	8.6			8.6	28.2			28.2	56.6			56.6	0.0			0.0
2004 and prior	9.9	8.0	-	10.5	29.3	25.9	-	30.5	37.6	32.3	-	39.5	10.5	10.0	-	11.9
Total Alt-A	9.7	7.3	-	10.9	29.9	20.2	-	49.3	45.0	32.3	-	56.6	5.4	0.0	-	11.9
Subprime
2004 and prior	5.6			5.6	34.4			34.4	57.9			57.9	11.6			11.6
Total Residential MBS - OTTI	9.2	5.6	-	10.9	25.7	15.1	-	49.3	43.6	32.3	-	57.9	4.2	0.0	-	11.9

	Significant Inputs for OTTI HELOCs
	Prepayment Rates				Default Rates				Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2004 and prior	8.1	5.6	-	12.6	6.2	0.6	-	7.5	100.0	100.0	0.4	0.0	-	0.7

Notes to Financial Statements (continued)

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of March 31, 2012. The top portion of the table below summarizes the Bank’s securities as of March 31, 2012 for which an OTTI has been recognized during the first quarter 2012. The bottom portion of the table includes AFS securities on which an OTTI has not been taken in this quarter so that the table reflects the entire AFS private label MBS portfolio balance.

	OTTI Recognized during the three months ended March 31, 2012			OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$224,398	$208,413	$200,786	$1,023,820	$901,242	$875,622
Alt-A	121,132	106,721	97,235	983,092	782,505	704,403
Subprime	2,527	1,491	1,316	2,527	1,491	1,316
HELOCs	16,098	11,324	10,085	23,315	16,625	14,774
Total OTTI securities	364,155	327,949	309,422	2,032,754	1,701,863	1,596,115
Private label MBS with no OTTI	1,673,012	1,378,327	1,290,229	4,413	4,413	3,536
Total AFS private label MBS	$2,037,167	$1,706,276	$1,599,651	$2,037,167	$1,706,276	$1,599,651
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.

The table below summarizes the impact of OTTI credit and noncredit losses recorded during the three months ended March 31, 2012 and 2011.

	Three months ended March 31, 2012			Three months ended March 31, 2011
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(5,226)	$4,175	$(1,051)	$(7,376)	$4,257	$(3,119)
Alt-A	(630)	630	—	(12,894)	12,894	—
Subprime	(239)	239	—	(47)	47	—
HELOCs	(1,084)	1,084	—	(195)	195	—
Total OTTI on private label MBS	$(7,179)	$6,128	$(1,051)	$(20,512)	$17,393	$(3,119)

Notes to Financial Statements (continued)

The following table presents the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the first quarter of 2012 and 2011.

	Three months ended March 31,
(in thousands)	2012	2011
Beginning balance	$322,589	$317,344
Additions:
Credit losses for which OTTI was not previously recognized	74	422
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	7,105	20,090
Reductions:
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(1,816)	(2,872)
Ending balance	$327,952	$334,984
Notes:
(1) For the three months ended March 31, 2012 and 2011, represents securities that were impaired prior to January 1, 2012 and 2011, respectively.
(2) This activity represents the increase in cash flows recognized in interest income during the period.

All Other AFS and HTM Investments. At March 31, 2012 and 2011, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery. As a result, the Bank did not consider any of the following investments to be other-than-temporarily impaired at March 31, 2012 and 2011.

State and Local Housing Finance Agency Obligations. The Bank has determined that all unrealized losses on these investments were temporary given the creditworthiness of the issuers and the underlying collateral.

Certificates of Deposit. The Bank evaluates the creditworthiness of the issuer to determine if an unrealized loss is temporary on certificates of deposit. At March 31, 2012, there were no unrealized losses on certificates of deposit.

Other U.S. Obligations and GSE Investments. For other U.S. obligations, GSE non-MBS investments and GSE MBS investments, the Bank has determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government was sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that as of March 31, 2012, all of these gross unrealized losses were temporary. This determination included an evaluation of rating actions that occurred with respect to the U.S. government during 2011.

Notes to Financial Statements (continued)

Note 7 – Advances

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

At March 31, 2012 and December 31, 2011, the Bank had advances outstanding, including AHP advances, with interest rates ranging from zero to 7.84%. AHP subsidized advances have interest rates ranging between zero and 6.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of March 31, 2012 and December 31, 2011.

(dollars in thousands)	March 31, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$16,283,712	1.01%	$14,129,734	1.12%
Due after 1 year through 2 years	1,750,775	3.05	2,614,149	2.89
Due after 2 years through 3 years	3,046,499	2.77	3,071,155	2.63
Due after 3 years through 4 years	3,514,817	4.14	3,560,115	4.05
Due after 4 years through 5 years	2,284,379	4.40	2,193,086	4.51
Thereafter	3,376,874	4.14	3,744,103	4.20
Total par value	30,257,056	2.27%	29,312,342	2.44%
Discount on AHP advances	(336)		(377)
Deferred prepayment fees	(15,895)		(16,653)
Hedging adjustments	1,205,594		1,309,489
Total book value	$31,446,419		$30,604,801

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable- to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At March 31, 2012 and December 31, 2011, the Bank had convertible advances outstanding of $3.8 billion and $4.0 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At March 31, 2012 and December 31, 2011, the Bank had returnable advances of $4.5 billion and $1.0 billion, respectively.

Notes to Financial Statements (continued)

The following table summarizes advances by year of contractual maturity or next call date or next convertible date as of March 31, 2012 and December 31, 2011.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Due in 1 year or less	$16,283,712	$14,129,734	$19,353,462	$17,478,985
Due after 1 year through 2 years	1,750,775	2,614,149	1,623,775	2,283,148
Due after 2 years through 3 years	3,046,499	3,071,155	2,896,749	2,922,405
Due after 3 years through 4 years	3,514,817	3,560,115	3,078,817	3,287,615
Due after 4 years through 5 years	2,284,379	2,193,086	1,080,879	1,044,586
Thereafter	3,376,874	3,744,103	2,223,374	2,295,603
Total par value	$30,257,056	$29,312,342	$30,257,056	$29,312,342

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012	December 31, 2011
Fixed rate – overnight	$346,440	$588,583
Fixed rate – term:
Due in 1 year or less	15,930,992	13,487,574
Thereafter	11,718,733	12,483,536
Total fixed rate	27,996,165	26,559,693
Variable rate:
Due in 1 year or less	6,280	53,577
Thereafter	2,254,611	2,699,072
Total variable rate	2,260,891	2,752,649
Total par value	$30,257,056	$29,312,342

At March 31, 2012 and December 31, 2011, 39.6% and 39.1%, respectively, of the Bank's fixed-rate advances were swapped to a floating rate. At March 31, 2012 and December 31, 2011, 39.8% and 32.7%, respectively, of the Bank's variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of March 31, 2012, the Bank had advances of $22.1 billion outstanding to its five largest borrowers, which represented 72.9% of total advances outstanding. Of these five, three each had outstanding loan balances in excess of 10% of the total portfolio at March 31, 2012. As of December 31, 2011, the Bank had advances of $20.6 billion outstanding to the five largest borrowers, which represented 70.4% of total advances outstanding. Of these five, two each had outstanding loan balances in excess of 10% of the total portfolio at December 31, 2011.

The Bank lends to financial institutions involved in housing finance within Delaware, Pennsylvania and West Virginia according to Federal statutes, including the Act. The Act requires each FHLBank to hold, or have access to, collateral to secure their advances. The Bank does not expect to incur any credit losses on advances. The Bank has policies and procedures in place to manage credit risk appropriately, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral and continuous monitoring of borrowings and the member's financial condition. Based on the collateral pledged as security for advances and management's credit analyses of members' financial condition, and credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. See Note 9 for information related to the Bank's credit risk on advances and allowance for credit losses.

Notes to Financial Statements (continued)

Note 8 – Mortgage Loans Held for Portfolio

Under the MPF Program, the Bank invests in mortgage loans, which it purchases from its participating members and housing associates. Under the MPF Program, the Bank’s participating members originate, service, and credit enhance residential mortgage loans that are then sold to the Bank. In the past, the Bank has sold participation interests in some of its MPF Program loans to other FHLBanks and purchased participation interests from other FHLBanks. See Note 13 for further information regarding transactions with related parties.

The following table presents information as of March 31, 2012 and December 31, 2011 on mortgage loans held for portfolio.

(in thousands)	March 31, 2012	December 31, 2011
Fixed medium-term single-family mortgages(1)	$567,858	$601,104
Fixed long-term single-family mortgages(1)	3,128,482	3,252,150
Total par value	3,696,340	3,853,254
Premiums	41,776	41,904
Discounts	(10,680)	(11,555)
Hedging adjustments	13,474	13,868
Total mortgage loans held for portfolio	$3,740,910	$3,897,471
Note:
(1)Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity as of March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012	December 31, 2011
Government-guaranteed/insured loans	$344,175	$345,346
Conventional loans	3,352,165	3,507,908
Total par value	$3,696,340	$3,853,254
Year of maturity
Due within one year	$179	$99
Due after one year through five years	11,184	5,006
Due after five years	3,684,977	3,848,149
Total par value	$3,696,340	$3,853,254

See Note 9 for information related to the Bank's credit risk on mortgage loans and allowance for credit losses.

Notes to Financial Statements (continued)

Note 9 – Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank's portfolio segments: credit products , government-guaranteed or insured mortgage loans held for portfolio, conventional MPF loans held for portfolio, and BOB loans.

Credit Products. The Bank manages its total credit exposure (TCE) (which includes advances, letters of credit, advance commitments, and other credit product exposure) through an integrated approach that generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with collateral/lending policies to limit risk of loss while balancing borrowers' needs for a reliable source of funding. In addition, the Bank lends to its members in accordance with the Act and Finance Agency regulations. Specifically, the Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank's capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can call for additional or substitute collateral to protect its security interest. Management of the Bank believes that these policies effectively manage the Bank's respective credit risk from credit products.

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically place physical possession or control of the collateral with the Bank or its custodians. However, notwithstanding financial condition, the Bank always takes possession or control of securities collateral if it is used for maximum borrowing capacity (MBC) or to secure advances. The Bank perfects its security interest in all pledged collateral. The Act affords any security interest granted to the Bank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At March 31, 2012 and December 31, 2011, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At March 31, 2012 and December 31, 2011, the Bank did not have any credit products that were past due, on non-accrual status, or considered impaired. In addition, there were no troubled debt restructurings.

Based upon the collateral held as security, its credit extension, collateral policies, management's credit analysis and the repayment history on credit products, the Bank did not incur any credit losses on credit products during 2012, 2011, or since inception. Accordingly, the Bank has not recorded any allowance for credit losses. Additionally, at March 31, 2012 and December 31, 2011, no liability to reflect an allowance for credit losses for off-balance sheet credit products was required to be recorded.

Mortgage Loans - Government-Guaranteed or Insured. The Bank invests in government-guaranteed or insured fixed-rate mortgage loans secured by one-to-four family residential properties. Government-guaranteed mortgage loans are those insured or guaranteed by the Federal Housing Administration (FHA), the Department of Veterans Affairs (VA), the Rural Housing Service of the Department of Agriculture and/or by Housing and Urban Development (HUD). Any losses from such loans are expected to be recovered from those entities. If not, losses from such loans must be contractually absorbed by the servicers. Therefore, there is no allowance for credit losses on government-guaranteed or insured mortgage loans.

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

Notes to Financial Statements (continued)

The Bank's allowance for credit losses takes into consideration the CE fees associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally considers primary mortgage insurance (PMI), supplemental mortgage insurance (SMI), and other CE amounts. Any incurred losses that are expected to be recovered from the CE fees reduce the Bank's allowance for credit losses.

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating financial institutions (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable is generally established for losses expected to be recovered by withholding future CE fees. At March 31, 2012 and December 31, 2011, the MPF exposure under the FLA was $33.1 million and $34.3 million, respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $1.0 million and $1.2 million, for the first quarter of 2012 and 2011, respectively.

Collectively Evaluated Mortgage Loans. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data, applies loss severities and incorporates the CEs of the MPF Program and PMI. The probability of default and loss given default are based on the actual 12-month historical performance of the Bank's mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral over the previous 12 months. Given the credit deterioration experience by PMI companies, estimated future claim payments from these companies have been reduced and factored into estimated loan losses in determining the allowance for credit losses. The resulting estimated losses are reduced by the CEs available under the MPF Program by Master Commitment, which are contractually set. Losses in excess of the FLA which are covered by the CEs of the MPF Program are netted against loan losses and reduce the allowance for credit losses. Losses in excess of the CEs are incurred by the Bank.

Individually Evaluated Mortgage Loans. The Bank evaluates certain mortgage loans for impairment individually. These loans are considered troubled debt restructurings (TDRs) as discussed in the TDR section of this Note 9.

BOB Loans. Both the probability of default and loss given default are determined and used to estimate the allowance for credit losses on BOB loans. Loss given default is considered to be 100% due to the fact that the BOB program has no collateral or credit enhancement requirements. The probability of default is based on the actual performance of the BOB program. The Bank considers BOB loans that are delinquent to be nonperforming assets.

Notes to Financial Statements (continued)

Rollforward of Allowance for Credit Losses. Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2012 and 2011 as well as the recorded investment in conventional mortgage loans by impairment methodology at March 31, 2012 and 2011.

(in thousands)	Three months ended March 31, 2012	Three months ended March 31, 2011
Balance, January 1	$14,344	$3,150
Charge-offs	(226)	—
Provision for credit losses	206	5,126
Balance, March 31	$14,324	$8,276
Ending balance, individually evaluated for impairment	$140	$—
Ending balance, collectively evaluated for impairment	14,184	8,276
Total allowance for credit losses	$14,324	$8,276
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$4,531	$—
Collectively evaluated for impairment	3,403,276	3,922,710
Total recorded investment	$3,407,807	$3,922,710

BOB Loans.  The following table presents a rollforward of the allowance for credit losses on BOB loans for the three months ended March 31, 2012 and 2011, as well as the recorded investment in BOB loans by impairment methodology at March 31, 2012 and 2011.

(in thousands)	Three months ended March 31, 2012	Three months ended March 31, 2011
Balance, January 1	$3,223	$5,753
Charge-offs	(495)	(124)
Provision (benefit) for credit losses	(155)	(2,163)
Balance, March 31	$2,573	$3,466
Ending balance, collectively evaluated for impairment	2,573	3,466
Total allowance for credit losses	$2,573	$3,466
Recorded investment balance, end of period:
Collectively evaluated for impairment	16,713	19,585
Total recorded investment	$16,713	$19,585

Notes to Financial Statements (continued)

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarizes the Bank's key credit quality indicators for mortgage and BOB loans at March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$56,554	$21,212	$—	$77,766
Past due 60-89 days	12,338	6,113	—	18,451
Past due 90 days or more	84,225	9,934	485	94,644
Total past due loans	$153,117	$37,259	$485	$190,861
Total current loans	3,254,690	316,576	16,228	3,587,494
Total loans	$3,407,807	$353,835	$16,713	$3,778,355
Other delinquency statistics:
In process of foreclosures, included above (2)	$62,513	$2,766	$—	$65,279
Serious delinquency rate (3)	3.0%	2.8%	2.9%	2.9%
Past due 90 days or more still accruing interest	$—	$9,934	$—	$9,934
Loans on nonaccrual status (4)	$88,134	$—	$485	$88,619

(in thousands)	December 31, 2011
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$60,998	$25,077	$332	$86,407
Past due 60-89 days	16,810	9,290	40	26,140
Past due 90 days or more	83,636	8,687	676	92,999
Total past due loans	$161,444	$43,054	$1,048	$205,546
Total current loans	3,402,834	311,648	16,341	3,730,823
Total loans	$3,564,278	$354,702	$17,389	$3,936,369
Other delinquency statistics:
In process of foreclosures, included above (2)	$60,533	$2,015	$—	$62,548
Serious delinquency rate (3)	2.4%	2.5%	3.9%	2.4%
Past due 90 days or more still accruing interest	$—	$8,687	$—	$8,687
Loans on nonaccrual status (4)	$87,488	$—	$1,148	$88,636
Notes:
(1)The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, basis adjustments for mortgage delivery commitments and direct write-downs. The recorded investment is not net of any valuation allowance.
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

Real Estate Owned (REO). The Bank had $9.9 million and $9.8 million of REO in Other Assets at March 31, 2012 and December 31, 2011, respectively.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that would not otherwise be considered for economic or legal reasons related to the debtor's financial difficulties.

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The loan modification program modifies borrower's monthly payment for a period of up to 36 months to no more than a housing expense ratio of 31% of their monthly income. The outstanding principal balance is re-amortized to reflect a principal and interest payment for a term not to exceed 40 years and a housing expense ratio

Notes to Financial Statements (continued)

not to exceed 31%. This will result in a balloon payment at the original maturity date of the loan as the maturity date and number of remaining monthly payments is unchanged in the modified loan. If the 31% ratio is still not met, the interest rate is reduced for up to 36 months in 0.125% increments below the original note rate, to a floor rate of 3%, resulting in reduced monthly principal and interest payments during the 36 month period, until the target 31% housing expense ratio is met or the 3% interest rate floor is hit.

A TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying or decreasing the original contractual principal and interest, if applicable. All mortgage loans individually evaluated for impairment were considered TDRs at March 31, 2012, totaling $4.5 million.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for up to a one-year period. The credit loss is measured by factoring expected shortfalls incurred as of reporting date. At March 31, 2012, there were no deferred BOB loans.

TDR Modifications. The following table presents the pre-modification and post-modification recorded investment balance, as of the modification date, for all TDRs for the first quarter of 2012. TDR's at March 31, 2011 were immaterial.

	Three months ended March 31, 2012
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$663	$628
Total	$663	$628

During the first quarter 2012, certain TDRs experienced a payment default. The Bank considers a payment default to be a loan 60 days or more delinquent. No conventional MPF loans modified during the previous 12 months experienced a payment default during the three month period ending March 31, 2012.

Individually Evaluated Impaired Loans. At March 31, 2012 and December 31, 2011 only certain loans individually evaluated were considered impaired. The table below presents the recorded investment, unpaid principal balance and related allowance for credit losses associated with these loans.

	March 31, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$643	$638	$—

With a related allowance:
Conventional MPF loans	$3,888	$3,860	$140

Total:
Conventional MPF loans	$4,531	$4,498	$140

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$645	$640	$—

With a related allowance:
Conventional MPF loans	$3,421	$3,410	$128
BOB loans	100	100	36

Total:
Conventional MPF loans	$4,066	$4,050	$128
BOB loans	100	100	36

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

	Three months ended March 31, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$4,584	$69
BOB loans	67	—
Total	$4,651	$69

Purchases, Sales and Reclassifications. During the first quarter of 2012, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Note 10 – Derivatives and Hedging Activities

Nature of Business Activity. The Bank is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and funding sources that finance these assets. The goal of the Bank's interest rate risk management strategies is not to eliminate interest rate risk, but to manage it within appropriate limits. To mitigate the risk of loss, the Bank has established policies and procedures which include guidelines on the amount of exposure to interest rate changes it is willing to accept. In addition, the Bank monitors the risk to its interest income, net interest margin and average maturity of interest-earning assets and funding sources. For additional information on the Bank's interest rate exchange agreements and the use of these agreements, see Note 11 to the audited financial statements in the Bank's 2011 Form 10-K.

Notes to Financial Statements (continued)

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments as of March 31, 2012 and December 31, 2011.

	March 31, 2012
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$27,812,234	$363,932	$1,220,018
Derivatives not in hedge accounting relationships:
Interest rate swaps	$2,718,297	$7,788	$5,885
Interest rate caps	1,466,750	3,698	18
Mortgage delivery commitments	32,740	143	64
Total derivatives not in hedge accounting relationships	$4,217,787	$11,629	$5,967
Total derivatives before netting and collateral adjustments	$32,030,021	$375,561	$1,225,985
Netting adjustments		(316,118)	(316,118)
Cash collateral and related accrued interest		(21,998)	(516,000)
Total collateral and netting adjustments(1)		(338,116)	(832,118)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$37,445	$393,867

	December 31, 2011
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$27,389,135	$368,159	$1,306,235
Derivatives not in hedge accounting relationships:
Interest rate swaps	$2,241,681	$1,378	$7,029
Interest rate caps	1,466,750	4,146	15
Mortgage delivery commitments	13,984	158	8
Total derivatives not in hedge accounting relationships	$3,722,415	$5,682	$7,052
Total derivatives before netting and collateral adjustments	$31,111,550	$373,841	$1,313,287
Netting adjustments		(329,297)	(329,297)
Cash collateral and related accrued interest		(8,288)	(542,015)
Total collateral and netting adjustments(1)		(337,585)	(871,312)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$36,256	$441,975
Note:
(1)Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended March 31,
(in thousands)	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps - fair value hedge ineffectiveness	$2,670	$844

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$2,372	$(253)
Interest rate caps	(450)	(431)
Net interest settlements	(981)	362
Mortgage delivery commitments	391	133
Other	5	189
Total net gains related to derivatives not designated as hedging instruments	$1,337	$—
Net gains on derivatives and hedging activities	$4,007	$844

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the first quarter of 2012 and 2011.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Three months ended March 31, 2012
Hedged item type:
Advances	$90,465	$(88,559)	$1,906	$(99,550)
Consolidated obligations – bonds	(22,615)	23,379	764	39,597
Total	$67,850	$(65,180)	$2,670	$(59,953)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Three months ended March 31, 2011
Hedged item type:
Advances	$161,184	$(159,634)	$1,550	$(128,394)
Consolidated obligations – bonds	(74,200)	73,494	(706)	60,868
Total	$86,984	$(86,140)	$844	$(67,526)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during the three months ended March 31, 2012 and 2011. This activity was reported in interest expense – consolidated obligation-bonds in the Bank’s Statement of Income. As of March 31, 2012, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months as well as the losses reclassified from AOCI into income were not material.

Notes to Financial Statements (continued)

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The Bank manages counterparty credit risk through credit analysis, reliance on netting provisions in its International Swaps and Derivatives Association (ISDA) agreements, collateral requirements and adherence to the requirements set forth in its ISDA agreements, policies and regulations. The deterioration in the credit/financial markets has heightened the Bank’s awareness of derivative default risk. In response, the Bank has worked toward lessening this risk by (1) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts; (2) at times, substituting securities for cash collateral, which would allow a more detailed identification of the Bank’s particular collateral; and (3) attempting to negotiate revised ISDA Master Agreement terms, when necessary, that should help to mitigate losses in the event of a counterparty default. These agreement negotiations may include establishing tri-party collateral agreements where possible to further protect the Bank’s collateral. The Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty and do not permit rehypothecation.

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

(in thousands)	March 31, 2012	December 31, 2011
Credit risk exposure(1)	$59,443	$44,544
Less:
Cash collateral	21,998	8,288
Exposure net of collateral	$37,445	$36,256
Note:
(1) Includes net accrued interest receivable of $10.7 million and $3.1 million at March 31, 2012 and December 31, 2011, respectively.

Generally, the Bank’s ISDA agreements contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at March 31, 2012 was $909.9 million for which the Bank has posted cash and securities collateral with a fair value of approximately $840.9 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $52.4 million of collateral to its derivative counterparties at March 31, 2012.

The Bank transacts most of its derivatives with large banks and major broker-dealers. Some of these banks and broker-dealers or their affiliates buy, sell, and distribute consolidated obligations. Note 15 discusses assets pledged by the Bank to these counterparties. The Bank is not a derivatives dealer and does not trade derivatives for short-term profit.

Notes to Financial Statements (continued)

Note 11 – Consolidated Obligations

Detailed information regarding consolidated obligations including general terms and interest rate payment terms can be found in Note 14 to the audited financial statements in the Bank's 2011 Form 10-K.
The following table details interest rate payment terms for consolidated obligation bonds as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,
(in thousands)	2012	2011
Par value of consolidated bonds:
Fixed-rate	$33,451,022	$34,298,965
Step-up	1,207,000	215,000
Floating-rate	610,000	620,000
Total par value	35,268,022	35,133,965
Bond premiums	117,410	125,933
Bond discounts	(22,706)	(23,290)
Hedging adjustments	346,528	376,428
Total book value	$35,709,254	$35,613,036

At March 31, 2012 and December 31, 2011, 52.5% and 52.6%, respectively, of the Banks' fixed-rate bonds were swapped to a floating rate and 1.6% and 3.2%, respectively, of the Banks' variable-rate bonds were swapped to a different variable-rate index.

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
Year of Contractual Maturity (dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$14,535,250	1.15%	$15,402,750	1.02%
Due after 1 year through 2 years	5,438,455	2.17	4,692,105	2.58
Due after 2 years through 3 years	4,369,820	2.90	3,673,570	2.87
Due after 3 years through 4 years	3,361,690	2.87	4,490,540	2.82
Due after 4 years through 5 years	1,606,890	3.21	1,588,490	3.40
Thereafter	4,007,590	3.39	3,104,090	4.04
Index amortizing notes	1,948,327	4.66	2,182,420	4.65
Total par value	$35,268,022	2.23%	$35,133,965	2.25%

Notes to Financial Statements (continued)

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,
(in thousands)	2012	2011
Noncallable	$30,924,522	$32,250,465
Callable	4,343,500	2,883,500
Total par value	$35,268,022	$35,133,965

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of March 31, 2012 and December 31, 2011.

(in thousands)	March 31,	December 31,
Year of Contractual Maturity or Next Call Date	2012	2011
Due in 1 year or less	$18,338,250	$17,205,750
Due after 1 year through 2 years	4,044,455	4,678,105
Due after 2 years through 3 years	4,296,320	3,612,070
Due after 3 years through 4 years	3,391,690	4,383,540
Due after 4 years through 5 years	1,396,890	1,383,490
Thereafter	1,852,090	1,688,590
Index amortizing notes	1,948,327	2,182,420
Total par value	$35,268,022	$35,133,965

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of March 31, 2012 and December 31, 2011.

	March 31,	December 31,
(dollars in thousands)	2012	2011
Book value	$11,794,427	$10,921,498
Par value	11,797,000	10,922,000
Weighted average interest rate (1)	0.09%	0.03%
Note:
(1) Represents an implied rate.

Notes to Financial Statements (continued)

Note 12 – Capital

The Bank is subject to three capital requirements under its current capital plan structure and the Finance Agency rules and regulations: (1) risk-based capital; (2) total capital; and (3) leverage capital. See details regarding these requirements and the Bank’s capital plan in Note 17 to the audited financial statements in the Bank’s 2011 Form 10-K.

At March 31, 2012, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements. At March 31, 2012 and December 31, 2011, all of the Bank's capital stock outstanding was Class B stock.

The following table demonstrates the Bank’s compliance with these capital requirements as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,123,836	$3,747,687	$1,062,070	$3,870,876
Total capital-to-asset ratio	4.0%	7.0%	4.0%	7.4%
Total regulatory capital	2,131,648	3,747,687	2,079,771	3,870,876
Leverage ratio	5.0%	10.6%	5.0%	11.2%
Leverage capital	2,664,560	5,621,530	2,599,714	5,806,313

The slight decline in the ratios from December 31, 2011 to March 31, 2012 is due to the repurchase of excess capital stock. When the Finance Agency implemented the Prompt Corrective Action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On March 28, 2012, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended December 31, 2011. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position and earnings prospects. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about its ability to maintain sufficient capital. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended March 31, 2012.

Capital Concentrations. The following table presents member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of March 31, 2012 and December 31, 2011.

(dollars in thousands)	March 31, 2012		December 31, 2011
Member(1)	Capital Stock	% of Total	Capital Stock	% of Total
Sovereign Bank, N.A., Wilmington, DE	$532,370	16.2%	$555,370	16.2%
Ally Bank, UT	364,672	11.1%	383,865	11.2%
ING Bank, FSB, Wilmington, DE	351,842	10.7%	370,360	10.8%
Notes:
(1)For Bank membership purposes, principal place of business of Ally Bank is Horsham, PA.

Mandatorily Redeemable Capital Stock. Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank's capital stock. Member shares cannot be purchased or sold except between an FHLBank and its members at its $100 per share par value, as mandated by each FHLBank's Capital Plan or by regulation.

At March 31, 2012 and December 31, 2011, the Bank had $194.1 million and $45.7 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the quarter ended March 31, 2012, estimated dividends on mandatorily redeemable capital stock in the amount of $61 thousand were recorded as interest expense. No dividends were paid on mandatorily redeemable stock in 2011.

Notes to Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the three months ended March 31, 2012 and 2011.

	Three months ended March 31,
(in thousands)	2012	2011
Balance, beginning of the period	$45,673	$34,215
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	158,686	665
Redemption of mandatorily redeemable capital stock:
Other redemptions (1)	(10,218)	(1,743)
Balance, end of the period	$194,141	$33,137
Note:
(1) Reflects the impact on mandatorily redeemable capital stock related to partial excess capital stock repurchases.

As of March 31, 2012, the total mandatorily redeemable capital stock reflected balances for 11 institutions. Two institutions were taken over by the Federal Deposit Insurance Corporation (FDIC) and their charters were dissolved. One institution voluntarily dissolved its charter with the OTS. Seven institutions were merged out of district and are currently considered nonmembers. One institution's charter was converted to an uninsured trust company, which is ineligible for membership. These redemptions were not complete as of March 31, 2012.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at March 31, 2012 and December 31, 2011.

(in thousands)	March 31, 2012	December 31, 2011
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	2,994	71
Due after 2 years through 3 years	186	3,276
Due after 3 years through 4 years	23,786	25,038
Due after 4 years through 5 years	167,175	17,288
Total	$194,141	$45,673

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

Dividends and Retained Earnings. As prescribed in the FHLBanks' JCEA as amended, upon full satisfaction of the REFCORP obligation, each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. On August 5, 2011, the Finance Agency certified that the FHLBanks fully satisfied their REFCORP obligation. Therefore, starting in third quarter of 2011, the Bank began allocating 20% of its net income to a separate RRE account. At March 31, 2012, retained earnings were $456.2 million including $447.3 million of unrestricted retained earnings and $8.9 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. During 2011, the Bank did not pay a dividend. On February 23, 2012, the Bank paid a dividend equal to an annual yield of 0.10%. The dividend was calculated on stockholders' average capital balances during

Notes to Financial Statements (continued)

fourth quarter 2011. In addition, on April 30, 2012, the Bank paid a dividend equal to an annual yield of 0.10%. The dividend was calculated on stockholders' average capital balances during first quarter 2012.

The Bank has executed partial repurchases of excess capital stock since the fourth quarter of 2010. The amount of excess capital stock repurchased from any member in each repurchase transaction was the lesser of 5% of the member's total capital stock outstanding or its excess capital stock outstanding on the date immediately preceding the repurchase date. The total amount of member excess capital stock at March 31, 2012 was $1.1 billion. The Bank repurchased approximately $165 million in excess capital stock on February 23, 2012. In addition, on April 30, 2012, the Bank repurchased approximately $113 million in excess capital stock.

The following table summarizes the changes in AOCI for the three months ended March 31, 2012 and 2011.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on HTM	Net Unrealized (Gains) Losses on Hedging Activities	Pension and Post Retirement Plans	Total
December 31, 2010	$(962)	$(222,533)	$—	$270	$(116)	$(223,341)
Net unrealized gains	328	4,400	—	—	—	4,728
Net change in fair value of OTTI securities		57,644				57,644
Noncredit component of OTTI losses	—	—	(2,697)	—	—	(2,697)
Reclassification adjustment of noncredit OTTI losses included in net income	—	20,090	—	—	—	20,090
Noncredit OTTI losses and unrecognized gain transferred from HTM to AFS	—	(2,697)	2,697	—	—	—
Reclassification adjustment for net losses included in net income	—	—	—	9	—	9
Pension and post retirement benefits	—	—	—	—	(4)	(4)
March 31, 2011	$(634)	$(143,096)	$—	$279	$(120)	$(143,571)

December 31, 2011	$5,891	$(168,114)	$—	$286	$(428)	$(162,365)
Net unrealized gains (losses)	(621)	7,094	—	—	—	6,473
Noncredit component of OTTI losses	—	—	(662)	—	—	(662)
Net change in fair value of OTTI securities		49,146				49,146
Reclassification adjustment of noncredit OTTI losses included in net income	—	6,790	—	—	—	6,790
Noncredit OTTI losses and unrecognized gain transferred from HTM to AFS	—	(662)	662	—	—	—
Pension and post retirement benefits	—	—	—	—	13	13
March 31, 2012	$5,270	$(105,746)	$—	$286	$(415)	$(100,605)

Notes to Financial Statements (continued)

Note 13 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	March 31,	December 31,
(in thousands)	2012	2011
Federal funds sold	$200,000	$200,000
Investments	195,670	201,670
Advances	21,575,299	20,708,461
Letters of credit	46,442	197,298
MPF loans	2,613,652	2,765,971
Deposits	3,137	22,697
Capital stock	1,709,435	1,792,872

The following table summarizes the Statement of Income effects corresponding to the related party member balances above.

	Three Months Ended March 31,
(in thousands)	2012	2011
Federal funds sold	$41	$46
Interest income on investments	557	657
Interest income on advances (1)	33,473	27,912
Prepayment fees on advances	12	—
Letters of credit fees	39	30
Interest income on MPF loans	36,547	44,880
Interest expense on deposits	—	6
Note:
(1) For the three months ended March 31, 2012 and 2011, respectively, it includes contractual interest income of $121.8 million and $133.6 million, net interest settlements on derivatives in fair value hedge relationships of $(80.7) million and $(97.1) million and total amortization of basis adjustments of
$(7.6) million and $(8.6) million.

The following table includes the MPF activity of the related party members.

	Three Months Ended March 31,
(in thousands)	2012	2011
Total MPF loan volume purchased	$5,725	$—

The following tables summarize the effect of the MPF activities with FHLBank of Chicago.

	Three Months Ended March 31,
(in thousands)	2012	2011
Servicing fee expense	$175	$164
Interest income on MPF deposits	1	3

	March 31	December 31,
(in thousands)	2012	2011
Interest-bearing deposits maintained with FHLBank of Chicago	$5,800	$16,180

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. During the first quarter of 2012 and 2011, there was no borrowing or lending activity between the Bank and other FHLBanks.

Notes to Financial Statements (continued)

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the first quarter of 2012 and 2011, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the first quarter of 2012 and 2011.

Additional discussions regarding related party transactions can be found in Note 19 of the audited financial statements in the Bank's 2011 Form 10-K.

Notes to Financial Statements (continued)

Note 14 – Estimated Fair Values

Fair value amounts have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at March 31, 2012 and December 31, 2011. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at March 31, 2012 and December 31, 2011 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table

	March 31, 2012							December 31, 2011
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjustments	Estimated Fair Value		Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$198,006	$198,006	$—	$—	$—	$198,006		$634,278	$634,278
Interest-bearing deposits	5,800	—	5,800	—	—	5,800		16,180	16,180
Securities purchased under agreements to resell	1,000,000	—	999,987	—	—	999,987	—	—	—
Federal funds sold	2,440,000	—	2,439,968	—	—	2,439,968		2,450,000	2,449,936
Trading securities	984,037	3,950	980,087	—	—	984,037		984,285	984,285
AFS securities	5,432,219	1,998	3,830,570	1,599,651	—	5,432,219		4,356,147	4,356,147
HTM securities	7,831,913	—	6,377,385	1,441,925	—	7,819,310		8,832,845	8,782,348
Advances	31,446,419	—	31,692,783	—	—	31,692,783		30,604,801	30,853,987
Mortgage loans held for portfolio, net	3,726,586	—	4,013,143	—	—	4,013,143		3,883,127	4,168,409
BOB loans, net	13,977	—	—	13,977	—	13,977		14,016	14,016
Accrued interest receivable	127,161	—	127,161	—	—	127,161		132,152	132,152
Derivative assets	37,445	—	375,561	—	(338,116)	37,445		36,256	36,256

Liabilities:
Deposits	$1,275,491	$—	$1,275,491	$—	$—	$1,275,491		$1,099,694	$1,099,715
Consolidated obligations:
Discount notes	11,794,427	—	11,794,537	—	—	11,794,537		10,921,498	10,921,703
Bonds	35,709,254	—	36,456,542	—	—	36,456,542		35,613,036	36,474,950
Mandatorily redeemable capital stock	194,141	194,190	—	—	—	194,190		45,673	45,673
Accrued interest payable	163,498	—	163,498	—	—	163,498		125,564	125,564
Derivative liabilities	393,867	—	1,225,985	—	(832,118)	393,867		441,975	441,975

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

The fair value hierarchy prioritizes the inputs used to measure fair value into three broad levels:

Level 1 Inputs - Quoted prices (unadjusted) for identical assets or liabilities in an active market that the reporting entity can access on the measurement date.

Level 2 Inputs - Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active or in which little information is released publicly; and (3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and implied volatilities).

Level 3 Inputs - Unobservable inputs for the asset or liability.

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the three months ended March 31, 2012 and 2011.

Summary of Valuation Methodologies and Primary Inputs

Cash and Due from Banks. The fair values equal the carrying values.

Interest Bearing Deposits. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms.

Securities Purchased Under Agreement to Resell. The fair values are determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. For securities with variable rates or fixed rates with three months or less to maturity or repricing, the fair values approximate the carrying values.

Federal Funds Sold. The fair value of Federal funds sold is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms.

Investment Securities – non-MBS. The Bank uses the income approach to determine the estimated fair value of non-MBS investment securities. The significant inputs include a market-observable interest rate curve and a discount spread, if applicable. The market-observable interest rate curves used by the Bank and the related instrument types they measure are as follows:

•	Treasury curve: US Treasury obligations

•	LIBOR Swap curve: certificates of deposit, TLGP

•	CO curve: Government-sponsored enterprises

Investment Securities – MBS.  Based on the current lack of significant market activity for private label residential MBS, the fair value measurements for such securities as of March 31, 2012 fell within Level 3 of the fair value hierarchy. To value MBS holdings, the Bank obtains prices from four designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other

Notes to Financial Statements (continued)

market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Bank.

The Bank has conducted reviews of the four pricing vendors to enhance its understanding of the vendors' pricing processes, methodologies and control procedures for agency and private label MBS. To the extent available, the Bank also reviewed the vendors' independent auditors' reports regarding the internal controls over their valuation processes.

The Bank's valuation technique first requires the establishment of a median price for each security. All prices that are within a specified tolerance threshold of the median price are included in the cluster of prices that are averaged to compute a default price. Prices that are outside the threshold (outliers) are subject to further analysis (including, but not limited to, comparison to prices provided by an additional third-party valuation service, prices for similar securities, and/or non-binding dealer estimates) to determine if an outlier is a better estimate of fair value. If an outlier (or some other price identified in the analysis) is determined to be a better estimate of fair value, then the outlier (or the other price as appropriate) is used as the final price rather than the default price. If, on the other hand, the analysis confirms that an outlier (or outliers) is (are) in fact not representative of fair value and the default price is the best estimate, then the default price is used as the final price. In all cases, the final price is used to determine the fair value of the security. If all prices received for a security are outside the tolerance threshold level of the median price, then there is no default price, and the final price is determined by an evaluation of all outlier prices as described above.

As an additional step, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of March 31, 2012 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of March 31, 2012, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for a majority of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy.

Mutual Funds Offsetting Deferred Compensation and Employee Benefit Plan Obligations. Fair values for publicly traded mutual funds are based on quoted market prices.

Advances. The Bank determines the fair value by calculating the present value of expected future cash flows from the advances. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. The inputs used to determine fair value of advances are the LIBOR curve, a volatility assumption for advances with optionality, and a spread adjustment.

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

Accrued Interest Receivable and Payable. The fair values approximate the carrying value.

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

Notes to Financial Statements (continued)

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

The discounted cash flow analysis used to determine the fair value of derivative instruments utilizes market-observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative are as follows:

Interest-rate related:

•	LIBOR Swap Curve.

•	Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.

Mortgage delivery commitments:

•	To Be Announced (TBA) securities prices. Market-based prices of TBAs are determined by coupon class and expected term until settlement.

BOB Loans. The fair value approximates the carrying value.

Deposits. The Bank determines the fair value by calculating the present value of expected future cash flows from the deposits. The discount rates used in these calculations are the cost of deposits with similar terms.

Consolidated Obligations. The Bank’s internal valuation model determines fair values of consolidated obligations bonds and discount notes by calculating the present value of expected cash flows using market-based yield curves. The inputs used to determine fair value of consolidated obligations are a CO curve and a LIBOR swap curve, a volatility assumption for consolidated obligations with optionality, and a spread adjustment.

Mandatorily Redeemable Capital Stock. The fair value of capital stock subject to mandatory redemption is generally equal to its par value as indicated by contemporaneous member purchases and sales at par value. Fair value also includes an estimated dividend earned at the time of reclassification from equity to liabilities, until such amount is paid, and any subsequently-declared dividend. FHLBank stock can only be acquired and redeemed at par value. FHLBank stock is not traded and no market mechanism exists for the exchange of stock outside the FHLBank System's cooperative structure.

Commitments. The fair value of the Banks' commitments to extend credit for advances, letters of credit and standby bond-purchase agreements was immaterial at March 31, 2012 and December 31, 2011. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

Commitments to Extend Credit for Mortgage Loans. Certain mortgage loan purchase commitments are recorded as derivatives at their fair value.

Subjectivity of Estimates. Estimates of the fair value of financial assets and liabilities using the methods described above are highly subjective and require judgments regarding significant matters such as the amount and timing of future cash flows, prepayment speed assumptions, expected interest rate volatility, possible distributions of future interest rates used to value options, and the selection of discount rates that appropriately reflect market and credit risks. The use of different assumptions coul

Notes to Financial Statements (continued)

d have a material effect on the fair value estimates. These estimates are susceptible to material near term changes because they are made as of a specific point in time.

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on the Statement of Condition at March 31, 2012 and December 31, 2011.

	March 31, 2012
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$729,879	$—	$—	$729,879
TLGP investments	—	250,208	—	—	250,208
Mutual funds offsetting deferred compensation	3,950	—	—	—	3,950
Total trading securities	$3,950	$980,087	$—	$—	$984,037
AFS securities:
GSE securities	$—	$1,149,542	$—	$—	$1,149,542
State and local Agency	—	12,345	—	—	12,345
Mutual funds partially securing employee benefit plan obligations	1,998	—	—	—	1,998
GSE residential MBS	—	2,668,683	—	—	2,668,683
Private label MBS:
Private label residential	—	—	1,584,877	—	1,584,877
HELOCs	—	—	14,774	—	14,774
Total AFS securities	$1,998	$3,830,570	$1,599,651	$—	$5,432,219
Derivative assets:
Interest rate related	$—	$375,418	$—	$(338,116)	$37,302
Mortgage delivery commitments	—	143	—	—	143
Total derivative assets	$—	$375,561	$—	$(338,116)	$37,445
Total assets at fair value	$5,948	$5,186,218	$1,599,651	$(338,116)	$6,453,701
Liabilities:
Derivative liabilities:
Interest rate related	$—	$1,225,921	$—	$(832,118)	$393,803
Mortgage delivery commitments	—	64	—	—	64
Total liabilities at fair value	$—	$1,225,985	$—	$(832,118)	$393,867

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$729,994	$—	$—	$729,994
TLGP investments	—	250,080	—	—	250,080
Mutual funds offsetting deferred compensation	4,211	—	—	—	4,211
Total trading securities	$4,211	$980,074	$—	$—	$984,285
AFS securities:
GSE securities	$—	$900,574	$—	$—	$900,574
Mutual funds partially securing employee benefit plan obligations	1,998				1,998
GSE residential MBS	—	1,807,141	—	—	1,807,141
Private label MBS:
Private label residential	—	—	1,631,361	—	1,631,361
HELOCs	—	—	15,073	—	15,073
Total AFS securities	$1,998	$2,707,715	$1,646,434	$—	$4,356,147
Derivative assets:
Interest rate related	$—	$373,683	$—	$(337,585)	$36,098
Mortgage delivery commitments	—	158	—	—	158
Total derivative assets	$—	$373,841	$—	$(337,585)	$36,256
Total assets at fair value	$6,209	$4,061,630	$1,646,434	$(337,585)	$5,376,688
Liabilities:
Derivative liabilities:
Interest rate related	$—	$1,313,279	$—	$(871,312)	$441,967
Mortgage delivery commitments	—	8	—	—	8
Total liabilities at fair value	$—	$1,313,287	$—	$(871,312)	$441,975
 Note:
(1)Amounts represent the effect of legally enforceable master netting agreements on derivatives that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

There were no transfers between Levels 1 and 2 during the first three months of 2012 or 2011.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the first three months of 2012 and 2011. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Three Months Ended March 31, 2012	AFS Private Label MBS-HELOCs Three Months Ended March 31, 2012
Balance at January 1	$1,631,361	$15,073
Total gains (losses) (realized/unrealized) included in:
Net OTTI losses, credit portion	(6,021)	(1,084)
Net unrealized gains (losses) on AFS in OCI	(242)	—
Reclassification of non-credit portion included in net income	5,706	1,084
Net change in fair value on OTTI AFS in OCI	48,938	208
Unrealized gains (losses) on OTTI AFS and included in OCI	7,094	—
Purchases, issuances, sales, and settlements:
Settlements	(113,227)	(507)
Transfer of OTTI securities, from HTM to AFS	11,268	—
Balance at March 31	$1,584,877	$14,774
Total amount of (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2012	$(6,021)	$(1,084)

(in thousands)	AFS Private Label MBS-Residential Three Months Ended March 31, 2011	AFS Private Label MBS-HELOCs Three Months Ended March 31, 2011
Balance at January 1	$2,200,438	$15,357
Total gains (losses) (realized/unrealized) included in:
Net OTTI credit losses	(19,895)	(195)
AOCI	81,293	2,469
Purchases, issuances, sales, and settlements:
Settlements	(168,170)	(1,034)
Transfer of OTTI securities, from HTM to AFS	90,925	—
Balance at March 31	$2,184,591	$16,597
Total amount of (losses) for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at March 31, 2011	$(19,895)	$(195)

During the first three months of 2012, the Bank transferred one private label MBS from its HTM portfolio to its AFS portfolio, in the period in which the OTTI charge was recorded. During the first three months of 2011, the Bank transferred four private label MBS from its HTM portfolio to its AFS portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above. Further details, including the OTTI charges relating to this transfer and the rationale for the transfer, are presented in Notes 4 and 6.

Notes to Financial Statements (continued)

Note 15 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	March 31, 2012			December 31, 2011
Notional amount	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding (1)	$6,706,383	$195,105	$6,901,488	$6,702,082
Commitments to fund additional advances and BOB loans	1,056,670	10,000	1,066,670	553,134
Commitments to fund or purchase mortgage loans	32,740	—	32,740	13,984
Unsettled consolidated obligation bonds, at par(2)	968,000	—	968,000	55,000
Notes:
(1) Includes approved requests to issue future standby letters of credit of $711.4 million and $126.3 million at March 31, 2012 and December 31, 2011, respectively.
(2) Includes $810.0 million and $55.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at March 31, 2012 and December 31, 2011, respectively.

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

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $788 thousand and $799 thousand as of March 31, 2012 and December 31, 2011, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at March 31, 2012 and December 31, 2011. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding at March 31, 2012 and December 31, 2011 of $7.1 billion and $7.3 billion, respectively.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $32.7 million and $14.0 million at March 31, 2012 and December 31, 2011, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives at fair value.

Pledged Collateral. The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of March 31, 2012, the Bank had pledged total collateral of $840.9 million, including cash of $515.9 million and securities that cannot be sold or repledged with a fair value of $325.0 million, to certain of its derivative counterparties. As of December 31, 2011, the Bank had pledged total collateral of $886.7 million, including cash of $542.0 million and securities that cannot be sold or repledged with a fair value of $344.7 million0.0 million to certain of its derivative counterparties. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty. The Bank reported0.0 million$325.0 million and $344.7 million  of the collateral as trading securities as of March 31, 2012 and December 31, 2011, respectively.

Notes to Financial Statements (continued)

Legal Proceedings. The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations.

Notes 7, 10, 11, 12, and 13 also discuss other commitments and contingencies.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management's Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of March 31, 2012.

Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting that occurred during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

On September 23, 2009, the Bank filed two complaints in state court, the Court of Common Pleas of Allegheny County, Pennsylvania relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held 5.4% and 5.5% of the Bank’s capital stock as of March 31, 2012 and December 31, 2011 respectively.

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

The defendants in each of the private label MBS lawsuits discussed above filed motions to dismiss with the court. By order dated November 29, 2010, the court determined that the Bank's claims against the majority of defendants can continue and the litigation is in the discovery phase. Countrywide and J.P. Morgan defendants have filed motions for partial summary judgment, and a hearing on this motion was held on April 24, 2012.

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

Item 1A: Risk Factors

For a complete discussion of Risk Factors, see Item 1A. Risk Factors in the Bank’s 2011 Form 10-K. Other than as noted below, management believes that there have been no material changes from the Risk Factors disclosed in the Bank's 2011 Form  10-K.

As of April 30, 2012, FHLBank System consolidated obligation bonds have been assigned Aaa/Negative Outlook and
AA+/Negative Outlook ratings by Moody's and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody's and S&P, respectively. All FHLBanks have been assigned a short-term rating of P-1 and A-1+ by Moody's and S&P, respectively, and a long-term rating of Aaa/Negative Outlook and AA+/Negative Outlook by Moody's and S&P, respectively.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable

Item 5: Other Information

None

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

Date: May 9, 2012

By: /s/ Kristina K. Williams
Kristina K. Williams
Chief Operating Officer & Chief Financial Officer