Form 10-Q
period 2012-06-30
Federal Home Loan Bank of Pittsburgh
filed 2012-08-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
or
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

There were 31,337,434 shares of common stock with a par value of $100 per share outstanding at July 31, 2012.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly other-than-temporary impairment (OTTI) process; changes in the Bank's capital structure; changes in the Bank's capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances' prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the FHLBank System's debt rating or the Bank's rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank's ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; and timing and volume of market activity. This Management's Discussion and Analysis should be read in conjunction with the Bank's unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2011 Form 10-K, including Risk Factors included in Item 1A of that report.

Executive Summary

Overview. The second quarter of 2012 included further developments with the European sovereign debt crisis and heightened concerns over an economic slowdown domestically. Market sentiment wavered although long-term refinancing operations helped provide longer-term liquidity to Europe and increased investors' willingness to commit capital and assume risk. At the same time, U.S. economic data started to show signs of weakness. Investors reacted to this trend by purchasing U.S. Treasuries, pushing the 10-year to a low of 1.45% in early June. Demand, combined with limited supply for spread-yielding assets, led to higher prices (i.e., tighter spreads) in the U.S. agency mortgage backed securities (MBS) market.

The Bank's financial condition and results of operation are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During the second quarter of 2012, the Bank's average advance portfolio increased approximately 23% from second quarter 2011, and net income rose to $23.2 million, compared with $12.7 million in second quarter 2011. In February and April 2012, the Bank declared a quarterly dividend of 10 basis points on an annualized basis and repurchased a total of approximately $278 million in excess capital stock. In July 2012, the Bank declared another quarterly dividend of 10 basis points on an annualized basis and repurchased approximately $200 million of excess capital stock. The Bank has repurchased approximately $1.4 billion in excess capital stock over the past eight quarters.

Interest Rate Environment. In late June 2012, the Federal Open Market Committee (FOMC) announced the extension of Operation Twist through year end, which was longer than market expectations. The FOMC also signaled the possibility of additional easing as it closely monitors economic activity and job growth. In terms of the interest rate environment, benchmark Treasury rates remained low throughout the second quarter, hitting lows in early June 2012. As the European crisis continued to evolve and the FOMC announced taking further action, swap spreads to U.S. Treasuries tightened during the quarter.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. The Bank expects its near-term ability to generate significant earnings on short-term investments will be limited in light of the FOMC announcement noted above. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities.

With ample liquidity available in the domestic banking system, the effective rate on Federal funds remained in a narrow range and averaged approximately 0.15% during the second quarter of 2012. If the Federal funds effective rate remains in this expected lower range, the Bank's earnings on capital will be negatively impacted as it continues to invest in short-term assets. The Federal Reserve has announced that it has decided to keep the target range for the Federal funds rate at zero to 25 basis points and anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through late 2014.

The following table presents key market interest rates.

	2nd Quarter 2012		1st Quarter 2012		4th Quarter 2011		2nd Quarter 2011
	Average	Ending	Average	Ending	Average	Ending	Average	Ending
Federal funds effective rate	0.15%	0.09%	0.10%	0.09%	0.07%	0.04%	0.09%	0.07%
3-month LIBOR	0.47%	0.46%	0.51%	0.47%	0.48%	0.58%	0.26%	0.25%
2-year U.S. Treasury	0.28%	0.31%	0.28%	0.33%	0.26%	0.24%	0.55%	0.46%
5-year U.S. Treasury	0.78%	0.72%	0.89%	1.04%	0.95%	0.83%	1.84%	1.76%
10-year U.S. Treasury	1.81%	1.65%	2.02%	2.21%	2.03%	1.88%	3.19%	3.16%
15-year mortgage current coupon (1)	1.77%	1.63%	1.92%	2.04%	2.26%	2.05%	3.15%	3.08%
30-year mortgage current coupon (1)	2.79%	2.60%	2.90%	3.10%	3.13%	2.92%	4.06%	4.04%
Notes:
(1)Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts.  The Bank's earnings are affected not only by rising or falling interest rates but also by the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During the second quarter 2012, the U.S. Treasury yield curve flattened with short-term U.S. Treasury rates decreasing modestly and 10-year Treasury rates decreasing 56 basis points from March 31, 2012. The spread between 2-year and 10-year U.S. Treasuries decreased by 54 basis points but remained relatively wide at 134 basis points at June 30, 2012. Decreased credit concerns globally resulted in 3-month LIBOR declining one basis point in second quarter 2012, while 3-month U.S. Treasury bills increased two basis points.

The performance of the Bank's mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter duration mortgage products. Under normal circumstances, when rates decline, prepayments increase, resulting in accelerated accretion/amortization of any associated discounts/premiums. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin. Given the prolonged trend of declining home values and tighter mortgage credit, refinancing activity has been slow compared to historical experience. However, the reduced refinancing level has not prevented higher spread MBS portfolios from prepaying and being replaced with lower spread MBS. The Federal Housing Finance Agency (Finance Agency), along with Fannie Mae and Freddie Mac, have announced a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage. Other federal agencies have implemented other programs during the past few years to prevent foreclosure (including the Home Affordable Modification Program and the Principal Reduction Alternative). The Bank does not expect the HARP changes or existing foreclosure prevention programs to have a significant impact on the Bank's mortgage portfolios. However, program execution and related changes may alter this perspective.

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

Market and Housing Trends. The economy showed signs of weakness as the second quarter of 2012 closed. Weak job growth, waning consumer confidence and sluggish retail sales combined with continued uncertainty regarding the Eurozone caused many economists to revise their economic forecasts down for the remainder of 2012. Consensus growth rates are now forecasting growth between 1.5% to 2.0% Gross Domestic Product (GDP) for the remainder of 2012. Despite the recent negative trends, the outlook for 2012 remains mixed, as many parts of the economy, housing in particular, are showing some signs of improvement despite the ongoing long-term concerns.

Real estate is not contributing significantly to economic growth, but has shown some signs of stabilization. Home prices appear to be stabilizing nationally and construction activity has increased. Rates on 30-year mortgages have hovered near 3.0% due in part to the Operation Twist program. These low rates are expected to persist for the foreseeable future and should help support the housing market. Despite low rates and high levels of affordability, the rental market appears to be leading the recovery. Rents are up and vacancies are down in almost all regions of the U.S. while multi-family construction starts have made strong contributions to construction activity. Despite the low rates, high unemployment, foreclosures and large "shadow" inventory are expected to deter any dramatic housing recovery during the remainder of 2012.

Weaker economic trends domestically and the ongoing European sovereign debt crisis were the main themes of the second quarter of 2012. It is uncertain whether the sovereign debt resolutions will provide long-term stability in Europe but the markets have received the recent trends positively, pushing LIBOR rates lower. In addition to the decreased concern over European sovereign debt and the corresponding banking crisis, negative economic results in the first quarter of 2012 led to lower U.S. Treasury rates and a flatter yield curve as concerns over the long-term economic outlook increased. The ongoing European crisis also demonstrates the fragility of the global economic recovery. The Eurozone GDP is slightly larger than that of the U.S., and a drawn-out recession in the Eurozone could lead to a significant slowdown domestically. European countries facing higher borrowing costs combined with reduced government and consumer spending activity have led many economists to forecast a European recession in 2012. Domestically, economists are concerned about the "fiscal cliff" and the possible impact a prolonged government spending freeze and potential U.S. default scenario could have on the global economy.

Results of Operations. During the second quarter of 2012, the Bank recorded net income of $23.2 million, up $10.5 million from the second quarter of 2011. This improvement was driven primarily by higher net interest income and lower OTTI credit losses on the Bank's private label MBS. Net interest income for the second quarter 2012 was $49.9 million, up $13.9 million compared to $36.0 million for second quarter 2011 and was primarily due to favorable funding costs and increased interest income related to advance prepayment fees, partially offset by lower interest income from investments and mortgage loans held for portfolio. OTTI credit losses were $3.6 million in second quarter 2012 compared to $10.8 million for second quarter 2011. Partially offsetting these improvements, all other income declined $11.7 million quarter over quarter, primarily due to net losses on derivatives and hedging activities in 2012 and the impact of a gain on a private label MBS security sold in 2011.

OTTI. The vast majority of the Bank's OTTI has been in the Bank's Alt-A and Prime private label MBS portfolios. The Alt-A sector includes borrowers who have characteristics of both subprime and Prime borrowers. A significant portion of the Bank's private label MBS portfolio is Alt-A, although the majority of the portfolio continues to be comprised of MBS backed by Prime loans. The Bank experienced Alt-A OTTI credit charges of $0.3 million and Prime OTTI credit charges of $3.2 million in second quarter 2012. The Bank was not significantly impacted by the deterioration in the subprime market, as there is very little subprime private label MBS in the portfolio.

The overall portfolio's performance has stabilized in terms of delinquencies, and the credit enhancement (CE) levels continue to decline as foreclosures make their way through the system. Additionally, certain types and vintages of securities feel greater stress than others. Quarterly OTTI assumption changes during the second quarter of 2012 did not significantly impact the Bank; however, assumption changes in future periods could materially impact the amount of recorded OTTI credit-related losses. Additionally, if the performance of the underlying loan collateral deteriorates, the Bank could experience further credit losses on the portfolio. The Bank cannot estimate the future amount of additional credit losses. See Note 6 - OTTI to the unaudited financial statements in this Form 10-Q for additional information regarding the key modeling assumptions for OTTI measurement.

Net Interest Income. The increase in net interest income was driven by two main factors: favorable funding costs and an increase in interest income from advance prepayment fees. This was partially offset by lower interest income from investments and mortgage loans held for portfolio. As a result, the net interest margin for second quarter 2012 increased nine basis points to 36 basis points compared to second quarter 2011. Going forward as private label MBS, which are generally higher-coupon assets, pay down and otherwise decline, the Bank expects to replace such investments with lower-yielding, less risky agency and government-sponsored enterprise (GSE) MBS. In addition, the runoff of higher-yielding mortgage assets was replaced by an increase in advance demand during the second quarter of 2012.

Financial Condition. Advances. Advances totaled $33.6 billion at June 30, 2012 compared to $30.6 billion at December 31, 2011. The average advance portfolio balance also increased, up 23% from second quarter 2011. Demand for advances has increased primarily due to increased member liquidity needs and attractive advance rates relative to other wholesale funding sources. Although the size of the advance portfolio increased during the first six months of 2012, the average life of an advance has decreased, as evidenced in the swing of short-term advance balances. At June 30, 2012, nearly 59% of the par value of advances in the portfolio had a remaining maturity of one year or less, compared to 48% at December 31, 2011. A large portion of short-term advances has historically been rolled over upon maturity.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) member reaction to the Bank's decision to execute partial excess stock repurchases and pay a dividend; (4) the Bank's liquidity position and how management chooses to fund the Bank; (5) current and future credit market conditions; (6) housing market trends; and (7) the shape of the yield curve. The low interest rate environment that has persisted for a substantial period of time has not appeared to affect members' advance demand. Rather, low advance demand that the Bank has experienced in the recent past has been driven primarily by the significant increase in members' liquidity due to higher retail deposits and an overall decrease in the size of members' balance sheets.

Investments. At June 30, 2012, the Bank held $18.3 billion of total investment securities, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities as well as securities purchased under agreement to resell, interest-bearing deposits, and Federal funds sold. This total included $2.9 billion of private label MBS, of which $0.9 billion was rated "investment grade" and $2.0 billion was rated "below investment grade." The Bank has experienced overall improvement in the fair value of its private label MBS portfolio since the low point at the end of 2008. Prices can change for many reasons; the Bank is unable to predict future prices on these investments. The overall balance of the private label MBS continues to decline, primarily due to paydowns.

Consolidated Obligations of the FHLBank System. FHLBank monthly bond trading volume averaged $41 billion during the second quarter of 2012, and similar to the first quarter, was somewhat uneven in nature. On a weighted average basis, when compared to 3-month LIBOR, FHLBank monthly bond funding costs were relatively stable during the quarter but did worsen slightly when compared to first quarter 2012. Reversing a first quarter decline, FHLBank consolidated obligations outstanding increased approximately $27 billion in the second quarter 2012 to $685 billion at June 30, 2012, driven by net supply increases in both consolidated bonds and discount notes.

The Bank's consolidated obligations totaled $50.6 billion at June 30, 2012, an increase of $4.1 billion since December 31, 2011. The increase in consolidated obligations was due to a $5.3 billion increase in discount notes, partially offset by a $1.2 billion decrease in bonds. At June 30, 2012, bonds represented 67.9% of the Bank's consolidated obligations, compared with 76.5% at December 31, 2011. Discount notes represented 32.1% of the Bank's consolidated obligations at the end of the second quarter 2012 compared with 23.5% at year-end 2011. As the maturities on advances have shortened, the Bank has shortened its maturities on consolidated obligations.

Capital Position and Regulatory Requirements. Total retained earnings at June 30, 2012 were $478.7 million, up from $435.3 million at year-end 2011 reflecting first half 2012 net income slightly offset by dividends paid. Accumulated other comprehensive income (AOCI) related to the noncredit portion of OTTI losses on AFS securities improved from $(168.1) million at December 31, 2011 to $(96.7) million at June 30, 2012, primarily due to paydowns in the private label MBS portfolio.

In the Finance Agency's most recent determination, as of March 31, 2012, the Bank was deemed "adequately capitalized." In its determination, the Finance Agency expressed concerns regarding the Bank's capital position. The Finance Agency believes that the Bank's retained earnings are not sufficient and the poor quality of its private label MBS portfolio creates uncertainty about the Bank's earnings prospects and ability to build retained earnings at a satisfactory pace. The Finance Agency continues to monitor the Bank's capital adequacy. As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2012. The Bank exceeded its risk-based, total and leverage capital requirements at June 30, 2012, as presented in the Capital Resources section of this Item 2.

The Bank measures capital adequacy with the key risk indicator Market Value of Equity to Par Value of Capital Stock (MV/CS). As of June 30, 2012, the floor established by the Board for this metric was 90.0%, representing the estimated level from which the MV/CS would recover to par through the retention of earnings over the 5-year redemption period of the Bank's capital stock. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are required to be restricted. See the "Risk Governance" section of Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2011 Form 10-K for additional details.

Because the MV/CS ratio was 105.7% at June 30, 2012, above the floor of 90.0%, the Bank performed additional analysis of the adequacy of capital, taking into consideration the impact of potential excess capital stock repurchases and/or dividend payouts. As a result of the analysis, on July 31, 2012, the Bank executed a partial repurchase of excess capital stock and paid a dividend to members. The Bank repurchased the lesser of nearly 9.6% of each member's total stock or its excess stock. The total amount of excess capital stock repurchased was approximately $200 million. This was the Bank's eighth consecutive quarter of excess capital stock repurchases. Additionally, on July 31, 2012, the Bank paid an annualized dividend of 10 basis points per share. This was the Bank's third consecutive quarterly dividend.

Management has a framework for evaluating retained earnings adequacy. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The retained earnings target generated from this framework is sensitive to favorable and unfavorable changes in the Bank's risk profile. The framework assists the Board and management in their overall analysis of the level of future excess stock repurchases and dividends. See the "Capital and Retained Earnings" discussion in Financial Condition in Item 7. Management's Discussion and Analysis in the Bank's 2011 Form 10-K for additional details regarding the retained earnings framework.

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

Financial Highlights

The Condensed Statement of Income data for the three and six months ended June 30, 2012 and the Condensed Statement of Condition data as of June 30, 2012 are unaudited and were derived from the financial statements included in this Form 10-Q. Except for data as of December 31, 2011 and the three months then ended, the Condensed Statement of Income and Condensed Statement of Condition data for all other quarterly periods is unaudited and was derived from the applicable quarterly reports filed on Form 10-Q. The Condensed Statement of Condition data as of December 31, 2011 was derived from the audited financial statements in the Bank's 2011 Form 10-K. The Condensed Statement of Income data for the three months ended December 31, 2011 is unaudited and was derived from the Bank's 2011 Form 10-K.

Condensed Statement of Income

	Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions, except per share data)	2012	2012	2011	2011	2011
Net interest income	$49.9	$42.2	$41.7	$37.5	$36.0
Provision for credit losses	—	0.1	3.7	2.4	1.1
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	(3.6)	(7.2)	(7.6)	(6.2)	(10.8)
Net gains (losses) on derivatives and hedging activities	(4.9)	4.0	(0.5)	(5.3)	(0.7)
Net realized gains from sale of AFS securities	—	—	—	—	7.3
Other income, net	1.8	2.8	3.0	2.3	2.1
Total other noninterest loss	(6.7)	(0.4)	(5.1)	(9.2)	(2.1)
Other expense	17.4	17.5	20.8	12.2	15.6
Income before assessments	25.8	24.2	12.1	13.7	17.2
Assessments (2)	2.6	2.4	1.2	1.8	4.5
Net income	$23.2	$21.8	$10.9	$11.9	$12.7
Earnings per share (3)	$0.76	$0.69	$0.32	$0.34	$0.34

Dividends (4)	$0.8	$0.9	$—	$—	$—
Dividend payout ratio	3.40%	3.91%	—	—	—
Return on average equity	2.70%	2.51%	1.19%	1.23%	1.27%
Return on average assets	0.16%	0.16%	0.09%	0.09%	0.09%
Net interest margin (5)	0.36%	0.32%	0.34%	0.30%	0.27%
Regulatory capital ratio (6)	6.77%	7.03%	7.44%	8.45%	7.91%
Total capital ratio (at period-end) (7)	6.26%	6.48%	6.47%	8.05%	7.59%
Total average equity to average assets	6.09%	6.50%	7.37%	7.53%	7.69%

Condensed Statement of Income

	Six Months Ended
	June 30,	June 30,
(in millions, except per share data)	2012	2011
Net interest income	$92.1	$75.2
Provision for credit losses	0.1	3.9
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	(10.8)	(31.3)
Net gains (losses) on derivatives and hedging activities	(0.9)	0.1
Net realized gains from sale of AFS securities	—	7.3
Other income, net	4.6	5.2
Total other noninterest loss	(7.1)	(18.7)
Other expense	34.9	32.0
Income before assessments	50.0	20.6
Assessments (2)	5.0	5.4
Net income	$45.0	$15.2
Earnings per share (3)	$1.44	$0.40

Dividends (4)	$1.7	$—
Dividend payout ratio	3.64%	—
Return on average equity	2.61%	0.76%
Return on average assets	0.16%	0.06%
Net interest margin (5)	0.34%	0.29%
Regulatory capital ratio (6)	6.77%	7.91%
Total capital ratio (at period-end) (7)	6.26%	7.59%
Total average equity to average assets	6.29%	7.61%
Notes:
(1) Represents the credit-related portion of OTTI losses on private label MBS portfolio.
(2) Includes Resolution Funding Corporation (REFCORP) assessments through second quarter 2011. On August 5, 2011, the FHLBanks fully satisfied the REFCORP obligation; as a result, REFCORP assessments ceased after the second quarter of 2011. Also includes Affordable Housing Program (AHP) assessments for all periods presented.
(3) Calculated based on net income.
(4) On February 23, 2012 and April 30, 2012, the Bank paid a dividend of 0.10% annualized.
(5) Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(6) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end.
(7) Total capital ratio is capital stock plus retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statement of Condition

	June 30,	March 31,	December 31,	September 30,	June 30,
(in millions)	2012	2012	2011	2011	2011
Cash and due from banks	$287.2	$198.0	$634.3	$195.7	$1,468.1
Investments(1)	18,313.7	17,694.0	16,639.5	16,526.3	19,185.5
Advances	33,617.2	31,446.4	30,604.8	25,838.6	26,912.4
Mortgage loans held for portfolio, net(2)	3,620.9	3,726.6	3,883.1	4,031.2	4,131.3
Total assets	56,052.2	53,291.2	51,994.3	46,828.7	51,946.8
Consolidated obligations, net:
Discount notes	16,262.7	11,794.4	10,921.5	7,465.9	10,815.0
Bonds	34,381.2	35,709.3	35,613.0	33,657.3	34,891.6
Total consolidated obligations, net(3)	50,643.9	47,503.7	46,534.5	41,123.2	45,706.6
Deposits	1,102.7	1,275.5	1,099.7	1,222.7	1,192.0
Mandatorily redeemable capital stock	207.7	194.1	45.7	48.1	31.5
AHP payable	16.9	15.5	13.6	13.1	12.8
REFCORP payable	—	—	—	—	3.1
Total liabilities	52,542.3	49,838.3	48,331.4	43,057.6	48,002.4
Capital stock - putable	3,109.8	3,097.3	3,389.9	3,483.7	3,664.0
Restricted retained earnings (4)	13.6	8.9	4.5	2.4	—
Unrestricted retained earnings	465.1	447.3	430.8	422.0	412.5
AOCI	(78.6)	(100.6)	(162.3)	(137.0)	(132.1)
Total capital	3,509.9	3,452.9	3,662.9	3,771.1	3,944.4
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold, securities purchased under agreement to resell and interest-bearing deposits.
(2) Includes allowance for credit losses of $14.1 million at June 30, 2012, $14.3 million at March 31, 2012 and December 31, 2011, $11.5 million at September 30, 2011, and $9.2 million at June 30, 2011.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $685.2 billion, $658.0 billion, $691.9 billion, $696.5 billion and $727.5 billion at June 30, 2012, March 31, 2012, December 31, 2011, September 30, 2011 and June 30, 2011, respectively.
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

Statement of Income
Reconciliation of GAAP Earnings to Non-GAAP Adjusted Earnings

	Three Months Ended June 30, 2012
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$49.9	$—	$49.9
Provision for credit losses	—	—	—
Other noninterest income (loss):
Net OTTI losses, credit portion	(3.6)	3.6	—
Net losses on derivatives and hedging activities	(4.9)	—	(4.9)
Other income, net	1.8	—	1.8
Total other noninterest income (loss)	(6.7)	3.6	(3.1)
Other expense	17.4	—	17.4
Income before assessments	25.8	3.6	29.4
Assessments	2.6	0.4	3.0
Net income	$23.2	$3.2	$26.4
Earnings per share	$0.76	$0.10	$0.86

Return on average equity	2.70%	0.39%	3.09%
Return on average assets	0.16%	0.03%	0.19%

	Three Months Ended June 30, 2011
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$36.0	$—	$36.0
Provision for credit losses	1.1	—	1.1
Other noninterest income (loss):
Net OTTI losses, credit portion	(10.8)	10.8	—
Net losses on derivatives and hedging activities	(0.7)	—	(0.7)
Net realized gains on AFS securities	7.3	(7.3)	—
Other income, net	2.1	—	2.1
Total other noninterest income (loss)	(2.1)	3.5	1.4
Other expense	15.6	—	15.6
Income before assessments	17.2	3.5	20.7
Assessments	4.5	0.9	5.4
Net income	$12.7	$2.6	$15.3
Earnings per share	$0.34	$0.07	$0.41

Return on average equity	1.27%	0.27%	1.54%
Return on average assets	0.09%	0.02%	0.11%

	Six Months Ended June 30, 2012
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$92.1	$—	$92.1
Provision for credit losses	0.1	—	0.1
Other noninterest income (loss):
Net OTTI losses, credit portion	(10.8)	10.8	—
Net losses on derivatives and hedging activities	(0.9)	—	(0.9)
Other income, net	4.6	—	4.6
Total other noninterest income (loss)	(7.1)	10.8	3.7
Other expense	34.9	—	34.9
Income before assessments	50.0	10.8	60.8
Assessments	5.0	1.0	6.0
Net income	$45.0	$9.8	$54.8
Earnings per share	$1.44	$0.31	$1.75

Return on average equity	2.61%	0.56%	3.17%
Return on average assets	0.16%	0.04%	0.20%

	Six Months Ended June 30, 2011
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$75.2	$—	$75.2
Provision for credit losses	3.9	—	3.9
Other noninterest income (loss):
Net OTTI losses, credit portion	(31.3)	31.3	—
Net gains on derivatives and hedging activities	0.1	—	0.1
Net realized gains on AFS securities	7.3	(7.3)	—
Other income, net	5.2	—	5.2
Total other noninterest income (loss)	(18.7)	24.0	5.3
Other expense	32.0	—	32.0
Income before assessments	20.6	24.0	44.6
Assessments	5.4	6.3	11.7
Net income	$15.2	$17.7	$32.9
Earnings per share	$0.40	$0.86	$1.26

Return on average equity	0.76%	0.88%	1.64%
Return on average assets	0.06%	0.06%	0.12%

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the second quarter and six months ended June 30, 2012 and 2011, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2011 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $23.2 million for second quarter 2012, compared to $12.7 million for second quarter 2011. This improvement was driven primarily by higher net interest income and lower net OTTI credit losses on the Bank's private label MBS portfolio. Net interest income was $49.9 million for second quarter 2012 compared to $36.0 million in second quarter 2011, an increase of $13.9 million. This increase was due to favorable funding costs and increased interest income related to advance prepayment fees, partially offset by lower interest income from investments and mortgage loans held for portfolio. Net OTTI credit losses were $3.6 million and $10.8 million for the three months ended June 30, 2012 and 2011, respectively. Partially offsetting these improvements was $7.3 million of net gains from the sale of an AFS security in the second quarter of 2011 and a $4.1 million increase in net losses on derivatives and hedging activities in the second quarter of 2012. The Bank's return on average equity for second quarter 2012 was 2.70%, compared to 1.27% for second quarter 2011.

The Bank recorded net income of $45.0 million for the six months ended June 30, 2012, compared to $15.2 million for the six months ended June 30, 2011. This increase was driven primarily by higher net interest income and lower net OTTI credit losses, partially offset by $7.3 million of net gains from the sale of an AFS security noted above. For the first six months of 2012, net interest income was $92.1 million, an increase of $16.9 million from $75.2 million in the same prior-year period. Higher net interest income for the first half of 2012 reflected favorable funding costs and increased interest income related to advance prepayment fees, partially offset by lower interest income from investments and mortgage loans held for portfolio. The OTTI losses were $10.8 million and $31.3 million for the six months ended June 30, 2012 and 2011, respectively. The Bank's return on average equity for the first half of 2012 was 2.61%, compared to 0.76% for the comparable prior year period.

Adjusted Earnings. As presented in Financial Highlights, adjusted earnings for the three months ended June 30, 2012 and 2011 exclude the impact of OTTI charges, gains on sale of OTTI securities and related assessments, as applicable. For second quarter 2012, the Bank's adjusted earnings totaled $26.4 million, an increase of $11.1 million over second quarter 2011 adjusted earnings. Higher net interest income, partially offset by higher net losses on derivatives and hedging activities resulted in higher adjusted earnings. The Bank's adjusted return on average equity was 3.09% for second quarter 2012, compared to 1.54% percent for second quarter 2011.

Adjusted earnings for the six months ended June 30, 2012 and 2011 totaled $54.8 million and $32.9 million, respectively. This increase was driven primarily by higher net interest income and a lower provision for credit losses. The Bank's adjusted return on average equity was 3.17% for the six months ended June 30, 2012, compared to 1.64% percent for the same prior year period.

Net Interest Income

The following tables summarize the yields and rates paid on interest-earning assets and interest-bearing liabilities, respectively, the average balance for each of the primary balance sheet classifications and the net interest margin for the three and six months ended June 30, 2012 and 2011.

Average Balances and Interest Yields/Rates Paid

	Three Months Ended June 30,
	2012			2011
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and Securities purchased under agreements to resell(1)	$4,824.6	$1.7	0.15	$5,102.3	$1.0	0.08
Interest-bearing deposits(2)	512.6	0.2	0.16	334.5	0.1	0.09
Investment securities(3)	14,156.7	67.9	1.93	16,506.7	81.3	1.98
Advances(4)	32,936.5	72.8	0.89	26,885.7	61.8	0.92
Mortgage loans held for portfolio(5)	3,687.0	42.5	4.64	4,198.1	51.4	4.91
Total interest-earning assets	56,117.4	185.1	1.33	53,027.3	195.6	1.48
Allowance for credit losses	(17.0)			(11.8)
Other assets(6)	642.6			567.3
Total assets	$56,743.0			$53,582.8
Liabilities and capital:
Deposits (2)	$1,160.3	$0.2	0.05	$1,137.0	$0.1	0.03
Consolidated obligation discount notes	15,126.9	4.1	0.11	13,131.2	3.4	0.10
Consolidated obligation bonds(7)	35,433.6	130.8	1.49	33,886.0	156.1	1.85
Other borrowings	216.1	0.1	0.12	32.0	—	0.12
Total interest-bearing liabilities	51,936.9	135.2	1.05	48,186.2	159.6	1.33
Other liabilities	1,351.4			1,400.5
Total capital	3,454.7			3,996.1
Total liabilities and capital	$56,743.0			$53,582.8
Net interest spread			0.28			0.15
Impact of noninterest-bearing funds			0.08			0.12
Net interest income/net interest margin		$49.9	0.36		$36.0	0.27
Notes:
(1)The average balance of Federal funds sold and securities purchased under agreements to resell and the related interest income and average yield calculations may include loans to other FHLBanks.
(2)Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statement of Condition as derivative assets/liabilities.
(3)Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.2 billion and $1.1 billion in 2012 and 2011, respectively.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $309.8 million and $255.1 million in 2012 and 2011, respectively.

Net interest income for second quarter 2012 increased $13.9 million over second quarter 2011. Yields on interest-earning assets declined 15 basis points, which was primarily due to lower yields on investment securities and mortgage loans as maturing assets continue to be replaced at a lower-yield. The rate paid on interest-bearing liabilities declined 28 basis points due to lower funding costs on bonds and an increase in the level of discount notes relative to the total debt portfolio. This increase resulted in a 13 basis point improvement in the net interest spread. Average interest-earning assets increased 6% with higher demand for advances being partially offset by lower investments.

Average Balances and Interest Yields/Rates Paid

	Six Months Ended June 30,
	2012			2011
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and Securities purchased under agreements to resell(1)	$4,354.5	$2.7	0.13	$5,022.3	$2.7	0.11
Interest-bearing deposits(2)	527.4	0.3	0.13	333.7	0.2	0.12
Investment securities(3)	14,238.4	137.1	1.94	16,036.1	169.2	2.13
Advances(4)	31,761.2	143.0	0.91	27,246.3	126.0	0.93
Mortgage loans held for portfolio(5)	3,749.1	87.5	4.69	4,284.8	104.0	4.89
Total interest-earning assets	54,630.6	370.6	1.36	52,923.2	402.1	1.53
Allowance for credit losses	(17.1)			(10.3)
Other assets(6)	598.8			485.7
Total assets	$55,212.3			$53,398.6
Liabilities and capital:
Deposits (2)	$1,164.1	$0.3	0.05	$1,142.8	$0.3	0.04
Consolidated obligation discount notes	13,829.6	5.9	0.09	12,866.5	8.6	0.13
Consolidated obligation bonds(7)	35,146.0	272.1	1.56	33,918.2	318.0	1.89
Other borrowings	211.0	0.2	0.13	34.7	—	0.13
Total interest-bearing liabilities	50,350.7	278.5	1.11	47,962.2	326.9	1.37
Other liabilities	1,390.3			1,372.9
Total capital	3,471.3			4,063.5
Total liabilities and capital	$55,212.3			$53,398.6
Net interest spread			0.25			0.16
Impact of noninterest-bearing funds			0.09			0.13
Net interest income/net interest margin		$92.1	0.34		$75.2	0.29
Notes:
(1)The average balance of Federal funds sold and securities purchased under agreements to resell and the related interest income and average yield calculations may include loans to other FHLBanks.
(2)Average balances of deposits (assets and liabilities) include cash collateral received from/paid to counterparties which is reflected in the Statement of Condition as derivative assets/liabilities.
(3)Investment securities include trading, AFS and HTM securities. The average balances of AFS and HTM securities are reflected at amortized cost; therefore, the resulting yields do not give effect to changes in fair value or the noncredit component of a previously recognized OTTI reflected in AOCI.
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.2 billion and $1.1 billion in 2012 and 2011, respectively.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $326.9 million and $257.2 million in 2012 and 2011, respectively.

Net interest income for year-to-date June 30, 2012 increased $16.9 million from the same year-ago period. Yields on interest-earning assets declined 17 basis points primarily due to lower yields on investment securities and mortgage loans as maturing assets continue to be replaced at a lower yield. The rate paid on interest-bearing liabilities declined 26 basis points due to lower funding costs on bonds and discount notes, which resulted in a 9 basis point improvement in the net interest spread. Average interest-earning assets increased 3%, with higher demand for advances being partially offset by lower investments.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and six months ended June 30, 2012 and 2011.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	Three Months Ended June 30			Six Months Ended June 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$(0.1)	$0.8	$0.7	$(0.4)	$0.4	$—
Interest-bearing deposits	—	0.1	0.1	0.1	—	0.1
Investment securities	(11.4)	(2.0)	(13.4)	(17.5)	(14.6)	(32.1)
Advances	13.3	(2.3)	11.0	20.8	(3.8)	17.0
Mortgage loans held for portfolio	(6.2)	(2.7)	(8.9)	(12.4)	(4.1)	(16.5)
Total interest-earning assets	$(4.4)	$(6.1)	$(10.5)	$(9.4)	$(22.1)	$(31.5)

Interest-bearing deposits	$—	$0.1	$0.1	$—	$—	$—
Consolidated obligation discount notes	0.5	0.2	0.7	0.6	(3.3)	(2.7)
Consolidated obligation bonds	6.4	(31.7)	(25.3)	12.1	(58.0)	(45.9)
Other borrowings	0.1	—	0.1	0.2	—	0.2
Total interest-bearing liabilities	$7.0	$(31.4)	$(24.4)	$12.9	$(61.3)	$(48.4)
Total increase (decrease) in net interest income	$(11.4)	$25.3	$13.9	$(22.3)	$39.2	$16.9

Interest income and interest expense decreased in both the quarter-over-quarter and year-over-year comparisons. For both comparisons, the decline in interest income was driven by rate and volume declines, while the interest expense decline was rate driven and partially offset by a volume increase. The decline in interest income was from the investment portfolio and mortgage loans held for portfolio, partially offset by an increase in the advances portfolio. Interest income from the investment and mortgage portfolios declined due to decreases in rates and volume. The increase in interest income from the advances portfolio was due to an increase in volume which was partially offset by a small decrease due to rates. A decrease in rates paid for consolidated obligation bonds drove the decline in interest expense, partially offset by an increase in volume.

The investment securities portfolio includes trading, AFS and HTM securities. Average investment balances decreased quarter-over-quarter and year-over-year, leading to the volume decline in interest income. In both comparisons, the decline was driven by certificates of deposit balances, partially offset by increases in agency notes and agency MBS balances. Agency MBS balances increased as purchases exceeded the run-off of the existing MBS portfolio. The Bank has not purchased any private label MBS since late 2007, purchasing only agency and GSE MBS since 2008, including approximately $1.5 billion in 2012. The rate decrease was primarily related to the MBS portfolio as lower-yielding agency MBS have replaced the run-off of higher-yielding private label MBS.

Average Advances Portfolio Detail

The following table presents the average par balances of the Bank's advance portfolio for the three and six months ended June 30, 2012 and 2011. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three Months Ended June 30,		Six Months Ended June 30,
Product	2012	2011	2012	2011
Repo/Mid-Term Repo	$11,157.5	$7,552.7	$10,230.7	$7,723.7
Core (Term)	17,055.9	12,906.7	16,580.6	13,159.1
Convertible Select	3,527.6	5,202.3	3,706.9	5,122.6
Total par value	$31,741.0	$25,661.7	$30,518.2	$26,005.4

The average advances portfolio increased quarter-over-quarter and year-over-year. This increase in volume resulted in an increase in interest income partially offset by a slight decrease in the yield. Demand for advances increased in fourth quarter 2011 and continued through the first half of 2012. Attractive advance rates and member's liquidity needs contributed to the recent increase in advance balances. The yield on this portfolio dropped slightly in both comparisons.

The average mortgage loans held for portfolio balance declined quarter-over-quarter and year-over-year. The related interest income on the portfolio also declined. In both comparisons the portfolio balance decreased due to the continued run-off of the existing portfolio, which more than offset purchases of new loans. Interest income decreased due to the lower average portfolio balances and a lower yield on the portfolio. The yield decreased due to new lower yielding mortgage loans replacing the runoff of higher yielding loans and an increase in nonperforming loans in the comparison period.
The consolidated obligations portfolio balance increased quarter-over-quarter and year-over-year on increases in average bond and discount note balances. Interest expense on bonds declined in the comparison periods as the decrease in rates paid more than offset the increase in volume. The rate decrease was primarily due to falling longer term rates as longer term debt was called and replaced with lower-paying bonds. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.
Market conditions continued to impact the cost of the Bank's consolidated obligations. In the third quarter of 2011, the European sovereign debt crisis re-emerged, leading to an improvement in funding levels, primarily realized in shorter-term consolidated obligations. This trend continued for the remainder of 2011. Funding levels, relative to LIBOR, have approached more customary levels during the first half of 2012.

Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for the three and six months ended June 30, 2012 and 2011. Derivative and hedging activities are discussed below.

Three Months Ended June 30, 2012 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$32,936.5	$72.8	0.89	$178.0	2.17	$(105.2)	(1.28)
Mortgage loans held for portfolio	3,687.0	42.5	4.64	43.5	4.75	(1.0)	(0.11)
All other interest-earning assets	19,493.9	69.8	1.44	69.8	1.44	—	—
Total interest-earning assets	$56,117.4	$185.1	1.33	$291.3	2.09	$(106.2)	(0.76)
Liabilities and capital:
Consolidated obligation bonds	$35,433.6	$130.8	1.49	$186.9	2.12	$(56.1)	(0.63)
All other interest-bearing liabilities	16,503.3	4.4	0.11	4.4	0.11	—	—
Total interest-bearing liabilities	$51,936.9	$135.2	1.05	$191.3	1.48	$(56.1)	(0.43)
Net interest income/net interest spread		$49.9	0.28	$100.0	0.61	$(50.1)	(0.33)

Three Months Ended June 30, 2011 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$26,885.7	$61.8	0.92	$200.6	2.99	$(138.8)	(2.07)
Mortgage loans held for portfolio	4,198.1	51.4	4.91	52.0	4.97	(0.6)	(0.06)
All other interest-earning assets	21,943.5	82.4	1.51	82.4	1.51	—	—
Total interest-earning assets	$53,027.3	$195.6	1.48	$335.0	2.53	$(139.4)	(1.05)
Liabilities and capital:
Consolidated obligation bonds	$33,886.0	$156.1	1.85	$221.8	2.63	$(65.7)	(0.78)
All other interest-bearing liabilities	14,300.2	3.5	0.10	3.5	0.10	—	—
Total interest-bearing liabilities	$48,186.2	$159.6	1.33	$225.3	1.88	$(65.7)	(0.55)
Net interest income/net interest spread		$36.0	0.15	$109.7	0.65	$(73.7)	(0.50)

Six Months Ended June 30, 2012 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$31,761.2	$143.0	0.91	$358.9	2.27	$(215.9)	(1.36)
Mortgage loans held for portfolio	3,749.1	87.5	4.69	89.3	4.79	(1.8)	(0.10)
All other interest-earning assets	19,120.3	140.1	1.47	140.1	1.47	—	—
Total interest-earning assets	$54,630.6	$370.6	1.36	$588.3	2.16	$(217.7)	(0.80)
Liabilities and capital:
Consolidated obligation bonds	$35,146.0	$272.1	1.56	$374.3	2.14	$(102.2)	(0.58)
All other interest-bearing liabilities	15,204.7	6.4	0.08	6.4	0.08	—	—
Total interest-bearing liabilities	$50,350.7	$278.5	1.11	$380.7	1.52	$(102.2)	(0.41)
Net interest income/net interest spread		$92.1	0.25	$207.6	0.64	$(115.5)	(0.39)

Six Months Ended June 30, 2011 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$27,246.3	$126.0	0.93	$407.6	3.02	$(281.6)	(2.09)
Mortgage loans held for portfolio	4,284.8	104.0	4.89	105.5	4.97	(1.5)	(0.08)
All other interest-earning assets	21,392.1	172.1	1.62	172.1	1.62	—	—
Total interest-earning assets	$52,923.2	$402.1	1.53	$685.2	2.61	$(283.1)	(1.08)
Liabilities and capital:
Consolidated obligation bonds	$33,918.2	$318.0	1.89	$451.8	2.69	$(133.8)	(0.80)
All other interest-bearing liabilities	14,044.0	8.9	0.13	8.9	0.13	—	—
Total interest-bearing liabilities	$47,962.2	$326.9	1.37	$460.7	1.93	$(133.8)	(0.56)
Net interest income/net interest spread		$75.2	0.16	$224.5	0.68	$(149.3)	(0.52)
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

The impact of derivatives reduced net interest income and net interest spread for the quarters and six months ended June 30, 2012 and 2011.

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

Provision for Credit Losses. The provision for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the three months ended June 30, 2012 was less than $0.1 million compared to $1.1 million for the same period in 2011. The decrease quarter over quarter was primarily due to the MPF portfolio experiencing decreased delinquencies and increased credit enhancements.

The provision for credit losses on mortgage loans held for portfolio and BOB loans for the six months ended June 30, 2012 was $0.1 million compared to $3.9 million in the same prior year period. The decrease was primarily due to decreases in delinquencies and estimated loss severities in the MPF Plus portfolio. In addition, the MPF Plus portfolio continues to run-off so the overall dollar exposure is lower and delinquent loans are being resolved.

Other Noninterest Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Total OTTI losses	$(1.1)	$—	$(2.2)	$(3.1)
OTTI losses reclassified (from) AOCI	(2.5)	(10.8)	(8.6)	(28.2)
Net OTTI losses, credit portion	(3.6)	(10.8)	(10.8)	(31.3)
Net gains (losses) on trading securities	(0.3)	—	0.1	0.1
Net realized gains from sale of AFS securities	—	7.3	—	7.3
Net gains (losses) on derivatives and hedging activities	(4.9)	(0.7)	(0.9)	0.1
Services fees	0.6	0.6	1.2	1.2
Other, net	1.5	1.5	3.3	3.9
Total other noninterest income (loss)	$(6.7)	$(2.1)	$(7.1)	$(18.7)

The Bank's higher total other noninterest losses for second quarter 2012 compared to second quarter 2011 reflected higher losses on derivatives and hedging activities. Lower net OTTI credit losses in 2012 were offset by a gain on the sale of an AFS security in 2011.

The Bank's lower total other noninterest losses for the first half of 2012 compared to the first half of 2011 reflected lower net OTTI credit losses in 2012 partially offset by a gain on sale of AFS securities in 2011.

See additional discussion on OTTI charges in Critical Accounting Policies and the “Credit and Counterparty Risk - Investments” discussion in Risk Management, both in this Item 2. The activity related to derivatives and hedging activities is discussed in more detail below.

Derivatives and Hedging Activities. The Bank enters into interest rate swaps, caps, floors and swaption agreements, referred to collectively as interest rate exchange agreements and more broadly as derivatives transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives fair values are either recorded in the Statement of Income or AOCI within the Capital section of the Statement of Condition depending on the hedge strategy.

The Bank's hedging strategies consist of fair value and cash flow accounting hedges as well as economic hedges. Fair value hedges are discussed in more detail below. Economic hedges address specific risks inherent in the Bank's balance sheet, but they do not qualify for hedge accounting. As a result, income recognition on the derivatives in economic hedges may vary considerably compared to the timing of income recognition on the underlying asset or liability. The Bank does not enter into derivatives for speculative purposes to generate profits nor does it have any cash flow hedges.

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

The following tables detail the net effect of derivatives and hedging activities for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(8.6)	$—	$(1.0)	$9.4	$(0.2)
Net interest settlements included in net interest income (2)	(96.6)	—	—	46.7	(49.9)
Total net interest income	$(105.2)	$—	$(1.0)	$56.1	$(50.1)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(1.2)	$—	$—	$0.4	$(0.8)
Gains (losses) on derivatives not receiving hedge accounting	0.1	(3.6)	(0.7)	0.1	(4.1)
Total net gains (losses) on derivatives and hedging activities	$(1.1)	$(3.6)	$(0.7)	$0.5	$(4.9)
Total net effect of derivatives and hedging activities	$(106.3)	$(3.6)	$(1.7)	$56.6	$(55.0)

	Three Months Ended June 30, 2011
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(14.4)	$—	$(0.6)	$9.6	$(5.4)
Net interest settlements included in net interest income (2)	(124.4)	—	—	56.1	(68.3)
Total net interest income	$(138.8)	$—	$(0.6)	$65.7	$(73.7)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(1.1)	$—	$—	$1.0	$(0.1)
Gains (losses) on derivatives not receiving hedge accounting	(0.2)	(1.7)	0.7	0.6	(0.6)
Total net gains (losses) on derivatives and hedging activities	$(1.3)	$(1.7)	$0.7	$1.6	$(0.7)
Total net effect of derivatives and hedging activities	$(140.1)	$(1.7)	$0.1	$67.3	$(74.4)

	Six Months Ended June 30, 2012
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(19.7)	$—	$(1.8)	$15.9	$(5.6)
Net interest settlements included in net interest income (2)	(196.2)	—	—	86.3	(109.9)
Total net interest income	$(215.9)	$—	$(1.8)	$102.2	$(115.5)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$0.7	$—	$—	$1.2	$1.9
Gains (losses) on derivatives not receiving hedge accounting	(0.6)	(3.7)	0.4	1.1	(2.8)
Total net gains (losses) on derivatives and hedging activities	$0.1	$(3.7)	$0.4	$2.3	$(0.9)
Total net effect of derivatives and hedging activities	$(215.8)	$(3.7)	$(1.4)	$104.5	$(116.4)

	Six Months Ended June 30, 2011
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(28.8)	$—	$(1.5)	$16.9	$(13.4)
Net interest settlements included in net interest income (2)	(252.8)	—	—	116.9	(135.9)
Total net interest income	$(281.6)	$—	$(1.5)	$133.8	$(149.3)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$0.4	$—	$—	$0.3	$0.7
Gains (losses) on derivatives not receiving hedge accounting	—	(2.1)	0.8	0.5	(0.8)
Other	—	0.2	—	—	0.2
Total net gains (losses) on derivatives and hedging activities	$0.4	$(1.9)	$0.8	$0.8	$0.1
Total net effect of derivatives and hedging activities	$(281.2)	$(1.9)	$(0.7)	$134.6	$(149.2)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). During the second quarter 2012 and 2011, total ineffectiveness related to these fair value hedges resulted in net losses. For the six months ended June 30, 2012 and 2011, total ineffectiveness related to these fair value hedges resulted in net gains. The total notional amount increased to $28.3 billion at June 30, 2012 from $27.4 billion at December 31, 2011. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the "Net gains (losses) on derivatives and hedging activities" line item. For economic hedges, the Bank recorded net losses in both the second quarter of 2012 and 2011 and the first half of 2012 and 2011. The total notional amount of economic hedges was $3.9 billion at June 30, 2012 and $3.7 billion at December 31, 2011.

Other Expense

The Bank's total other expenses increased $1.9 million, to $17.4 million, for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The Bank's total other expenses increased $2.9 million, to $34.9 million, for the first half of 2012 compared to the same prior year period. The increases in both comparisons were primarily due to legal expenses related to the Bank's ongoing private label MBS litigation and professional fees paid for consulting services.

AHP and REFCORP Assessments

Assessment Calculations. Although the FHLBanks are not subject to federal or state income taxes, the combined financial obligations of making payments to REFCORP (20%) and AHP contributions (10%) have equated to a proportion of the Bank's net income comparable to that paid in income tax by fully taxable entities. In second quarter of 2011, the FHLBanks fully satisfied their REFCORP obligation. As a result, the FHLBanks are no longer required to pay REFCORP assessments. Beginning in the third quarter of 2011, under the terms of the Amended Joint Capital Enhancement Agreement (Amended JCEA), the Bank began allocating 20% of its net income to restricted retained earnings (RRE). The Amended JCEA and RRE account are discussed in further detail in Note 17 - Capital in the Notes to the Financial Statements in the Bank's 2011 Form 10-K.

Financial Condition

The following should be read in conjunction with the Bank's unaudited interim financial statements in this Form 10-Q and the audited Financial Statements in the Bank's 2011 Form 10-K.

Assets

Total assets were $56.1 billion at June 30, 2012, compared to $52.0 billion at December 31, 2011. The increase was primarily due to increases of $3.0 billion in advances, $1.9 billion of securities purchased under agreements to resell, and $1.0 billion in investment securities. These increases were partially offset by a $1.2 billion decrease in Federal funds sold and a $0.3 billion decrease in mortgage loans held for portfolio. The following provides additional details regarding the primary components of the Statement of Condition.

Advances. Advances (par) totaled $32.4 billion at June 30, 2012 compared to $29.3 billion at December 31, 2011. This increase reflected a higher demand for Core (Term) products and moderate demand for the Repo product, partially offset by a decline in the Convertible product. The increase in the Core (Term) product from December 31, 2011 was due to callable advances which have a maturity of less than one year. At June 30, 2012, the Bank had advances to 179 borrowing members, compared to 191 borrowing members at December 31, 2011. A significant amount of the advances continued to be generated from the Bank's five largest borrowers, reflecting the asset concentration mix of the Bank's membership base. Total advances outstanding to the Bank's five largest members represented 76.1% of total advances as of June 30, 2012 compared to 70.4% at December 31, 2011.

The following table provides information (at par) on advances by different product type at June 30, 2012 and December 31, 2011.

	June 30,	December 31,
in millions	2012	2011
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$5.0	$5.0
Core (Term)	1,246.0	1,748.0
Total adjustable/variable-rate indexed	$1,251.0	$1,753.0
Fixed rate:
Repo/Mid-Term Repo	$11,853.1	$11,782.5
Core (Term)	15,560.6	11,332.9
Total fixed rate	$27,413.7	$23,115.4
Convertible	$3,393.5	$3,990.8
Amortizing/mortgage-matched:
Core (Term)	$373.2	$453.2
Total par balance	$32,431.4	$29,312.4

Total callable advances	$6,000.0	$1,002.0

The Bank had no putable advances at June 30, 2012 or December 31, 2011.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average advance balance during the six months ended June 30, 2012 and the year ended December 31, 2011.

	June 30,	December 31,
Member Asset Size	2012	2011
Less than $100 million	24	30
Between $100 million and $500 million	103	116
Between $500 million and $1 billion	41	45
Between $1 billion and $5 billion	27	30
Greater than $5 billion	12	15
Total borrowing members during the year	207	236
Total membership	295	300
Percentage of members borrowing during the period	70.2%	78.7%
Total borrowing members with outstanding loan balances at period-end	179	191
Percentage of members borrowing at period-end	60.7%	63.7%

During 2012, changes in the Bank's membership resulted in a net decrease of five members. This activity included one out-of-district merger, one member placed into receivership and five members merged within the Bank's district, partially offset by the addition of two new members.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of June 30, 2012.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, totaled $3.6 billion at June 30, 2012 compared to $3.9 billion at December 31, 2011. This decline was primarily driven by the continued runoff of the existing portfolio, which more than offset new portfolio purchase activity. New portfolio activity has been negatively impacted by: (1) the current economic environment, which has resulted in fewer mortgage loan originations; (2) the Bank's 4.0% capital stock requirement on new MPF loans, which was previously zero; and (3) the Bank's decision to focus on purchasing MPF loans directly originated by member banks in its district rather than nationwide indirect originations sourced by members.

All of the Bank's loan products are summarized below. The Bank places conventional mortgage loans that are 90 days or more delinquent on nonaccrual status and records cash payments received as a reduction of principal. However, government mortgage loans that are 90 days or more delinquent remain in accrual status due to guarantees or insurance. The Bank has a loan modification program for participating financial institutions (PFIs) under the MPF Program, which has not resulted in a significant amount of modifications to date. The Bank considers modifications under the MPF Program to be troubled debt restructurings (TDRs), as the terms of such loans have been modified due to deterioration in the borrower's financial position.

	June 30,	December 31,
(in millions)	2012	2011
Advances(1)	$33,617.2	$30,604.8
Mortgage loans held for portfolio, net(2)	3,620.9	3,883.1
Nonaccrual mortgage loans(3)	80.5	86.1
TDRs	4.5	4.1
Mortgage loans 90 days or more delinquent and still accruing interest(4)	7.4	8.5
BOB loans, net	13.2	14.0
Nonaccrual BOB loans	0.5	1.1
Notes:
(1)There are no advances which are past due or on nonaccrual status.
(2)All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3)Nonaccrual mortgage loans are reported net of interest applied to principal.
(4)Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has continued to deteriorate as a result of the overall economic conditions and the mortgage market. As of June 30, 2012, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.9% of the MPF Original portfolio and 3.8% of the MPF Plus portfolio compared with 0.8% and 3.6%, respectively, at December 31, 2011.

The allowance for credit losses (ACL) on mortgage loans is based on the losses inherent in the Bank's mortgage loan portfolio after taking into consideration the credit enhancement (CE) structure of the MPF Program. Probability of default and loss given default are based on the actual 12 month historical performance of the Bank's mortgage loans. Probability of default is based on a migration analysis, and loss given default is based on realized losses incurred on the sale of mortgage loan collateral. The resulting estimated loss is reduced by the CE structure of the MPF Program, discussed below.

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at June 30, 2012.

	MPF CE structure		ACL June 30, 2012
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.4	$96.6	$3.1	$(2.0)	$1.1
MPF Plus	30.0	49.3	28.9	(15.9)	13.0

Investments. At June 30, 2012, the sum of the Bank's interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold increased approximately $654.3 million from December 31, 2011. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements.

Investment securities totaled $15.2 billion at June 30, 2012 and $14.2 billion at December 31, 2011. Details of investment securities follow.

	Carrying Value
(in millions)	June 30, 2012	December 31, 2011
Trading securities:
U.S. Treasury bills	$730.0	$730.0
TLGP investments	—	250.1
Mutual funds offsetting deferred compensation	3.8	4.2
Total trading securities	$733.8	$984.3
AFS securities:
State or local agency obligations	$12.7	$—
Other U.S. obligations	20.9	—
Mutual funds partially securing supplemental retirement plan	2.0	2.0
GSE securities	973.7	900.6
MBS:
GSE residential MBS	3,084.4	1,807.1
Private label residential MBS	1,474.0	1,631.3
Private label home equity line of credit (HELOCs)	14.4	15.1
Total AFS securities	$5,582.1	$4,356.1
HTM securities:
Certificates of deposit	$2,850.0	$2,000.0
State or local agency obligations	267.1	278.7
GSE securities	31.1	38.5
MBS:
U.S. agency	2,179.9	2,411.1
GSE residential MBS	2,134.9	2,462.7
Private label residential MBS	1,399.3	1,624.2
Private label HELOCs	15.0	17.6
Total HTM securities	$8,877.3	$8,832.8
Total investment securities	$15,193.2	$14,173.2

The following table presents the maturity and yield characteristics for the investment securities portfolio, assuming no principal prepayments, as of June 30, 2012. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury bills	$730.0	$—	$—	$—	$730.0
Mutual funds offsetting deferred compensation	3.8	—	—	—	3.8
Total trading securities	$733.8	$—	$—	$—	$733.8
Yield on trading securities	0.06%	n/a	n/a	n/a	0.06%

AFS securities:
State or local agency obligations	$—	$—	$—	$12.7	$12.7
Other U.S. obligations	—	—	—	20.9	20.9
GSE securities	50.0	923.7	—	—	973.7
MBS:
GSE residential MBS	—	100.9	503.7	2,479.8	3,084.4
Private label residential MBS	—	—	—	1,474.0	1,474.0
HELOCs	—	—	—	14.4	14.4
Mutual funds partially securing supplemental retirement plan	2.0	—	—	—	2.0
Total AFS securities	$52.0	$1,024.6	$503.7	$4,001.8	$5,582.1
Yield on AFS Securities	0.18%	0.48%	2.48%	3.05%	2.54%

HTM securities:
Certificates of deposit	$2,850.0	$—	$—	$—	$2,850.0
State or local agency obligations	1.7	0.3	8.1	257.0	267.1
GSE securities	—	31.1	—	—	31.1
MBS:
U.S. agency	—	—	438.1	1,741.8	2,179.9
GSE residential MBS	—	—	949.0	1,185.9	2,134.9
Private label residential MBS	—	—	74.4	1,324.9	1,399.3
Private label HELOCs	—	—	—	15.0	15.0
Total HTM securities	$2,851.7	$31.4	$1,469.6	$4,524.6	$8,877.3
Yield on HTM securities	0.21%	4.07%	2.62%	1.98%	1.52%

Total investment securities	$3,637.5	$1,056.0	$1,973.3	$8,526.4	$15,193.2
Yield on investment securities	0.18%	0.59%	2.58%	2.51%	1.84%
Securities purchased under agreements to resell	1,915.0	—	—	—	1,915.0
Interest-bearing deposits	5.5	—	—	—	5.5
Federal funds sold	1,200.0	—	—	—	1,200.0
Total investments	$6,758.0	$1,056.0	$1,973.3	$8,526.4	$18,313.7

As of June 30, 2012, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Freddie Mac	$3,087.9	$3,151.9
Fannie Mae	2,686.5	2,717.1
Ginnie Mae	1,741.8	1,753.9
U.S. Treasury	730.0	730.0
J.P. Morgan Mortgage Trust	510.6	505.8
Federal Farm Credit Banks	449.7	449.7
National Credit Union Administration	438.1	438.7
Australia & New Zealand Banking Group, LTD	400.0	400.0
Toronto Dominion Bank	400.0	400.0
Westpac Banking Corporation	400.0	400.0
Total	$10,844.6	$10,947.1

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk-Investments” discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of June 30, 2012, the Bank was obligated to fund approximately $1.0 billion in additional advances, $22.9 million of mortgage loans and $6.7 billion in outstanding standby letters of credit, and to issue $2.1 billion in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management monitors capital adequacy, including the level of retained earnings, through the evaluation of MV/CS as well as other risk metrics. Details regarding these metrics are discussed in the Risk Management portion of this Item 2.

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes five risk elements that comprise the Bank's total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operating risk; and (5) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generates a retained earnings target of $639 million as of June 30, 2012, which is projected to decline to $428 million by 2016, based on runoff of the private label MBS portfolio as well as the Bank's risk management actions. The framework also assists management in its overall analysis of the level of future excess stock repurchases and dividends.

Changes in total retained earnings for the six months of 2012 and 2011 reflected the impact of net income in those periods. The change in 2012 retained earnings also reflected the impact of dividend payments during the first half of 2012. Total retained earnings of $478.7 million at June 30, 2012 included unrestricted retained earnings of $465.1 million and RRE of $13.6 million.

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

	June 30,	December 31,
(in millions)	2012	2011
Permanent capital:
Capital stock (1)	$3,317.5	$3,435.6
Retained earnings	478.7	435.3
Total permanent capital	$3,796.2	$3,870.9

RBC requirement:
Credit risk capital	$647.8	$678.2
Market risk capital	104.7	138.8
Operations risk capital	225.7	245.1
Total RBC requirement	$978.2	$1,062.1
Excess permanent capital over RBC requirement	$2,818.0	$2,808.8
Note:
(1)Capital stock includes mandatorily redeemable capital stock.

The Bank continues to maintain excess permanent capital over the RBC requirement. Total excess permanent capital increased $9.2 million from year-end. The impact of the partial repurchases of excess capital stock during 2012 reduced total permanent capital.

On June 19, 2012, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2012. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about the Bank's earnings prospects and ability to build retained earnings at a satisfactory pace. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2012.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at June 30, 2012.

	June 30,	December 31,
(dollars in millions)	2012	2011
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$2,242.1	$2,079.8
Regulatory capital	3,796.2	3,870.9
Total assets	56,052.2	51,994.3
Regulatory capital ratio (regulatory capital as a percentage of total assets)	6.8%	7.4%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$2,802.6	$2,599.7
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,694.4	5,806.3
Leverage ratio (leverage capital as a percentage of total assets)	10.2%	11.2%

The decline in the ratios from December 31, 2011 to June 30, 2012 was due to the repurchases of excess capital stock in both February and April 2012.

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock is presented below.

	June 30,	December 31,
(dollars in millions)	2012	2011
Commercial banks	$1,750.4	$1,839.4
Thrifts	1,247.7	1,445.4
Credit unions	47.4	48.8
Insurance companies	64.3	56.3
Total GAAP capital stock	3,109.8	3,389.9
Mandatorily redeemable capital stock	207.7	45.7
Total capital stock	$3,317.5	$3,435.6

The composition of the Bank's membership by institution type is presented below.

	June 30,	December 31,
	2012	2011
Commercial banks	183	186
Thrifts	83	88
Credit unions	25	23
Insurance companies	4	3
Total	295	300

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

The Bank made no changes to its critical accounting policies during the six months ended June 30, 2012.

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

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the Securities and Exchange Commission (SEC). Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, the Bank will not be required to register as either a major swap participant or as a swap dealer because of the derivative transactions that the Bank enters into for the purposes of hedging and managing its interest rate risk or the derivatives transactions that the Bank intermediates for its member institutions.
Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to the Bank's member institutions will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and doesn't result in enhanced or increased performance or other risks unrelated to the interest rate Accordingly, the Bank's ability to offer these advance products to member customers should not be affected by the new derivatives regulation.
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

The CFTC recently finalized an end-user exception to mandatory clearing that would not apply to the derivatives transactions that the Bank has entered into to hedge and manage its interest rate risk but that would apply to derivatives transactions that the Bank intermediates for its member institutions with $10 billion or less in assets as long as the member uses the swaps to hedge or mitigate its commercial risk. As a result, the Bank could continue to intermediate swaps for such member institutions on an uncleared basis, subject to the new requirements for uncleared swaps discussed below.

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
The CFTC, SEC, the Finance Agency and other bank regulators are expected to continue to issue final rulemakings implementing the foregoing requirements through the end of 2012.
Effectiveness of Key Rules for Derivatives Transactions. Many of the provisions of the Dodd-Frank Act relating to derivatives that are expected to have the most effect on the Bank's derivatives transactions will take effect on a date determined by the CFTC, which must be no less than 60 days after the CFTC publishes final regulations implementing such provisions. Compliance dates for certain of these rulemakings that have been finalized and published by the CFTC, including new record keeping and reporting requirements, are based on the effectiveness of the final rules further defining the term “swap” jointly issued by the CFTC and SEC. Such final rules were issued in July 2012 and will not become effective until at least 60 days after they are published in the Federal Register. The implementation timeframe for mandatory clearing of eligible interest rate swaps is based on the effectiveness of the CFTC’s mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest rate swaps that are currently clearable. The CFTC will finalize these determinations within 90 days after the proposal is published in the Federal Register, and the Bank will have to clear eligible interest rate swaps within 180 days after publication of the final determinations, which the Bank estimates will be sometime late first quarter or early second quarter 2013.
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
Developments Impacting Systemically Important Nonbank Financial Companies

Final Rule and Guidance on the Supervision and Regulation of Certain Nonbank Financial Companies. On April 11, 2012, the Financial Stability Oversight Council (the Oversight Council) issued a final rule and guidance on the standards and procedures the Oversight Council will follow in determining whether to designate a nonbank financial company for supervision by the Federal Reserve and to be subject to certain heightened prudential standards. The rule became effective May 11, 2012. If the Oversight Council determines the Bank to be a nonbank financial company subject to the supervision of the Federal Reserve, the Bank would be subject to a separate prudential standards rule that has been proposed by the Federal Reserve, but is not yet final. The guidance issued with this final rule provides that the Oversight Council expects generally to follow a process in making its determinations consisting of:

•
a first stage that will identify those nonbank financial companies that have $50 billion or more of total consolidated assets (as of June 30, 2012, the Bank had $56.1 billion in total assets) and exceed any one of five threshold indicators of interconnectedness or susceptibility to material financial distress, including whether a company has $20 billion or more in total debt outstanding. As of June 30, 2012, the Bank had $50.6 billion in total outstanding consolidated obligations, the Bank's principal form of outstanding debt;

•
a second stage involving a robust analysis of the potential threat that the subject nonbank financial company could pose to U.S. financial stability based on additional quantitative and qualitative factors that are both industry and company specific; and

•	a third stage analyzing the subject nonbank financial company using information collected directly from it.

The final rule provides that, in making its determinations, the Oversight Council will consider as one factor whether the nonbank financial company is subject to oversight by a primary financial regulatory agency (for the Bank, the Finance Agency). A nonbank financial company that the Oversight Council proposes to designate for additional supervision and prudential standards under this rule has the opportunity to contest the designation. If the Bank is designated by the Oversight

Council for supervision by the Federal Reserve and to be subject to the additional prudential standards, then the Bank's operations and business could be adversely impacted by resulting additional costs and restrictions on business activities.

Developments under the Finance Agency

Finance Agency Final Rule on Prudential Management and Operations Standards. On June 8, 2012, the Finance Agency issued a final rule, as required by HERA, regarding prudential standards for the operation and management of the FHLBanks, including among other things, internal controls and information systems, internal audit systems, market and interest rate risks, liquidity, asset growth, investments, credit and counterparty risk management, and records maintenance. The rule requires an FHLBank that fails to meet a standard to file a corrective action plan with the Finance Agency within 30 calendar days. If an acceptable corrective action plan is not submitted by the deadline or the terms of such a plan are not complied with, the Director of the Finance Agency can impose sanctions, such as limits on asset growth, increases in the level of retained earnings, and prohibitions on dividends or the redemption or repurchase of capital stock. The final rule became effective August 7, 2012.

Other Significant Developments

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
On June 7, 2012, the Federal Reserve, the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (the Agencies) concurrently published three joint notices of proposed rulemaking (the NPRs) seeking comments on comprehensive revisions to the Agencies’ capital framework to incorporate the Basel Committee’s new capital framework.
These revisions would, among other things:

•	implement the Basel Committee’s capital standards related to minimum requirements, regulatory capital, and additional capital buffers;

•	revise the methodologies for calculating risk-weighted assets in the general risk-based capital rules; and

•	revise the approach by which large banks determine their capital adequacy.

The NPRs do not incorporate the reforms related to liquidity risk management published in Basel III, which the Agencies are expected to propose in a separate rulemaking.

If the new NPRs are adopted as proposed (including the capital requirements for residential mortgage assets) and depending on the liquidity framework expected to be proposed by the Agencies, some of the Bank's members could determine to reduce the level of their residential mortgage lending and need to divest assets in order to comply with the more stringent capital and liquidity requirements, thereby tending to decrease their need for advances. The requirements may also adversely impact investor demand for consolidated obligations to the extent that affected institutions divest or limit their investments in consolidated obligations. On the other hand, any new liquidity requirements could motivate Bank members to borrow term advances to create and maintain balance sheet liquidity.

Risk Management

The Bank employs a corporate governance and internal control framework designed to support the effective management of the Bank's business activities and the related inherent risks. As part of this framework, the Board adopted a Risk Governance Policy and a Member Products Policy, which are reviewed regularly and re-approved at least annually. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operating risk, and business risk in accordance with Finance Agency regulations consistent with the Bank's risk profile. The risk profile was established by the Board, as were other applicable guidelines in connection with the Bank's Capital Plan and overall risk management.

Risk Governance

The Bank's lending, investment and funding activities and use of derivative instruments expose the Bank to a number of risks that include market and interest rate risk, credit and counterparty risk, liquidity and funding risk, and operating and business risk, among others, including those described in Item 1A. Risk Factors in the Bank's 2011 Form 10-K. The Bank's risks are affected by current and projected financial and residential market trends, which are discussed in the Executive Summary portion of this Item 2.

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

The MV/CS ratio was 105.7% and 96.9% at June 30, 2012 and December 31, 2011, respectively. The improvement in the MV/CS in first six months of 2012 was primarily due to higher prices (i.e., narrower spreads) and principal paydowns on the private label MBS portfolio, increased retained earnings, and narrower advance spreads resulting from pricing changes adopted during the first quarter. Because the MV/CS ratio was above the 90.0% floor at June 30, 2012, the Bank performed additional analysis of capital adequacy taking into consideration the impact of excess capital stock repurchases and dividend payouts to determine if any excess stock should be repurchased. As a result of this analysis, the Bank repurchased approximately $200 million in excess capital stock on July 31, 2012. The Bank also executed partial repurchases in February and April 2012 which totaled $278 million. The effect of the repurchases was a modest improvement in the MV/CS ratio.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. During 2011, the Bank did not pay a dividend. On February 23, 2012, April 30, 2012, and July 31, 2012, the Bank paid a dividend equal to an annual yield of 10 basis points. The dividend was calculated on stockholders' average balances for the previous quarter.

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

The Bank's Market Risk Model. Significant resources are devoted to ensuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position and interest rate risk. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments. The Bank continues to upgrade the mortgage prepayment models used within the market risk model to more accurately reflect expected prepayment behavior. Another critical assumption relates to the term structure model which specifies the behavior or dynamics of the yield curve and is used in the valuation of options and instruments with embedded options. During the second quarter of 2012, the Asset and Liability Committee (ALCO) approved changes to the term structure model used for market risk measurement which more adequately reflect the potential evolution of interest rates as implied by market prices.

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

Duration of Equity. One key risk metric used by the Bank, which is commonly used throughout the financial services industry, is duration. Duration is a measure of the sensitivity of a financial instrument's value, or the value of a portfolio of instruments, to a 100 basis point parallel shift in interest rates. Duration (typically measured in months or years) is commonly used by investors throughout the fixed income securities market as a measure of financial instrument price sensitivity.

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

In response to unprecedented mortgage spread levels, management developed an Alternative Risk Profile to exclude the effects of increases in certain mortgage-related asset credit spreads to better reflect the underlying interest rate risk and accommodate prudent management of the Bank's balance sheet. Use of this alternate calculation of duration of equity for monitoring against established limits was approved through December 31, 2011. A revised alternate methodology which removes the interest rate sensitivity of impaired private label MBS and more fully reflects the credit-intensive nature of the securities was approved by the Board in December 2011. The revised methodology became effective January 1, 2012, along with use of both the actual and alternate duration of equity for monitoring against established limits. The revised methodology more fully reflects the credit-intensive nature of the securities and resulting low correlation of price changes to interest rates in the current environment.

The following table presents the Bank's duration of equity exposure calculated in accordance with the revised alternate methodology and the actual duration of equity at June 30, 2012 and December 31, 2011.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternate duration of equity:
June 30, 2012	0.4	0.4	1.8
December 31, 2011(1)	0.6	0.6	2.1

Actual duration of equity:
June 30, 2012	2.1	2.0	3.5
December 31, 2011	2.7	2.8	4.4
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

Duration of equity declined from the prior year-end primarily due to lower long-term interest rates and the term structure model change noted above. Partial replacement of fixed-rate debt calls during the first six months lessened the decline. The Bank continues to monitor the mortgage and related fixed income markets and the impact that changes in the market may have on duration of equity and other market risk measures and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

The following table presents the Bank's EDS level and volatility as of June 30, 2012 and December 31, 2011. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario during the fourth quarter of 2009 with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at June 30, 2012 and December 31, 2011.

	EDS Yield Curve Shifts(1) (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
June 30, 2012	226	(27)	248	(5)	253	298	45	409	156
December 31, 2011	182	10	166	(6)	172	251	79	364	192

Year 2 Return Volatility
June 30, 2012	309	(29)	347	9	338	369	31	475	137
December 31, 2011	203	(18)	177	(44)	221	249	28	382	161
Notes:
(1)Based on adjusted earnings excluding future potential OTTI charges which could be material, so that earnings movement related to interest rate changes can be isolated.

EDS increased primarily as a result of higher earnings resulting from higher projected advance balances and debt issued at more favorable levels. EDS in Year 1 also improved as a result of continued capital stock repurchases. The benefit of the favorable debt levels was lower in the Down 100 bps Longer Term Rate Shock scenario due to projected calls which resulted in higher EDS volatility for that scenario. EDS volatility in the 100bps Flatter and Up 200 bps Parallel Shock scenarios mostly decreased as a result of partial replacement of fixed-rate debt calls while EDS volatility in the 100 bps Steeper scenario decreased as a result of reduced spread compression.

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

During the second quarter, the daily exposure limit of EaR was increased to $1.8 million and the Bank's ALCO increased the operating guideline to $1.4 million based on improved forecasted levels of income. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during the first six months of 2012. At June 30, 2012, EaR measured $1.1 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk on a member's total credit exposure or TCE, which includes advances with accrued interest, fees, basis adjustments and estimated prepayment penalties; letters of credit (LOC); forward dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk management is done by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At June 30, 2012, TCE was $40.4 billion, comprised of approximately $32.4 billion in advance principal outstanding, $6.7 billion in LOCs, $1.0 billion in advance commitments, and $0.3 billion in accrued interest, prepayment, MPF credit enhancement and other fees. The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank's Member Products Policy. Details regarding this Policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2011 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank's fully secured position.

The financial condition of all members and housing associates is closely monitored for compliance with financial criteria as set forth in the Bank's credit policies. The Bank has developed an internal credit scoring system (ICR) that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member's asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results for the previous four quarters are used, with the most recent quarter's results given a higher weighting. Additionally, a member's credit score can be adjusted for various qualitative factors, such as the financial condition of the member's holding company. While financial scores and resulting ratings are calculations based only upon point-in-time financial data and the resulting ratios, a rating in one of the higher (i.e., worse) categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. A separate ICR model, along with additional financial analysis, is used for any insurance company exposure.

During the first six months of 2012, there were 32 failures of Federal Deposit Insurance Corporation (FDIC)-insured institutions nationwide. One of these failures was a member of the Bank. Upon closure by the Office of the Comptroller of the Currency, all of the member's credit obligations were fully assumed and secured through an FDIC Purchase and Assumption agreement with an out-of-district nonmember financial institution. All credit obligations were promptly paid off in full. Between July 1, 2012 and August 7, 2012, the Bank experienced no additional member failures.

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

The following table presents the Bank's top ten borrowers with respect to their TCE at June 30, 2012 and the corresponding December 31, 2011 amounts.

	June 30, 2012		December 31, 2011
(dollars in millions)	Total Credit Exposure	% of Total	Total Credit Exposure	% of Total
Sovereign Bank, N.A, DE (1)	$12,894.8	31.9%	$11,145.2	30.2%
PNC Bank, National Association, DE (2)	6,083.6	15.1	2,580.9	7.0
TD Bank, National Association, DE	5,715.1	14.1	5,493.8	14.9
Ally Bank, UT(3)	4,358.5	10.8	5,420.1	14.7
Susquehanna Bank, PA	1,430.2	3.5	1,389.8	3.8
Citizens Bank of Pennsylvania, PA (4)	1,186.3	2.9	719.7	2.0
Northwest Savings Bank, PA	727.0	1.8	726.4	2.0
National Penn Bank, PA	537.8	1.3	618.8	1.7
Genworth Life Insurance Company, DE	493.4	1.2	493.5	1.2
Fulton Bank, N.A., PA	401.3	1.0	598.8	1.6
	$33,828.0	83.6%	$29,187.0	79.1%
Other borrowers	6,621.9	16.4	7,714.9	20.9
Total TCE outstanding	$40,449.9	100.0%	$36,901.9	100.0%
Notes:
(1) Sovereign Bank, N.A is a subsidiary of Banco Santander, which is located in Spain.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.

The total exposure of the majority of the top ten borrowers was primarily outstanding advance balances at June 30, 2012. As noted in the table above, the TCE increased approximately $3.5 billion from December 31, 2011 to June 30, 2012. The majority of this increase was due to higher advance balances.

Member Advance Concentration Risk. The following table lists the Bank's top ten borrowers based on advance balances at par as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
(dollars in millions)	Advance Balance	% of Total	Advance Balance	% of Total
Sovereign Bank, N.A., DE (1)	$12,345.0	38.1%	$11,095.0	37.9%
PNC Bank, National Association, DE (2)	6,000.2	18.5	2,500.2	8.5
Ally Bank, UT(3)	4,319.0	13.3	5,366.0	18.3
Susquehanna Bank, PA	1,007.6	3.1	967.4	3.3
Citizens Bank of Pennsylvania, PA(4)	1,000.0	3.1	500.0	1.7
Northwest Savings Bank, PA	695.6	2.2	695.5	2.4
National Penn Bank, PA	534.4	1.6	614.5	2.0
Genworth Life Insurance Company, DE	492.9	1.5	492.9	1.7
Wilmington Savings Fund Society FSB, DE	392.9	1.2	538.7	1.8
Fulton Bank, N.A., PA	352.8	1.1	398.9	1.4
	27,140.4	83.7	23,169.1	79.0
Other borrowers	5,291.0	16.3	6,143.3	21.0
Total advances	$32,431.4	100.0%	$29,312.4	100.0%
Notes:
(1) Sovereign Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.

In contrast to the June 30, 2012 spot balances, the average year-to-date balances for the ten largest borrowers was $25.0 billion, or 81.8% of total average advances outstanding. During the six months ended June 30, 2012, the maximum outstanding balance to any one borrower was $12.3 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. Because of the Bank's advance concentrations, the Bank has implemented specific credit and collateral review procedures for these members.

Letters of Credit. The following table presents the Bank's total outstanding letters of credit as of June 30, 2012 and December 31, 2011. The majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on any letter of credit issued by the Bank.

(dollars in millions)	June 30, 2012	December 31, 2011
Letters of credit:
Public unit deposit	$6,463.4	$6,427.0
Tax exempt bonds	194.8	203.4
Other	68.2	71.7
Total	$6,726.4	$6,702.1
Expiration terms:
One year or less	$6,485.8	$6,509.6
After one year through five years	240.6	192.5
Total	$6,726.4	$6,702.1

At June 30, 2012 and December 31, 2011, the Bank had a concentration of letters of credit to one member totaling $5.7 billion and $5.5 billion, respectively. These amounts accounted for 85.0% and 82.1% of the total outstanding amount for each period, respectively.

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

The Bank reviews and assigns borrowing capacities based on this collateral, taking into account the known credit attributes in assigning the appropriate secondary market discounts to determine that a member's TCE is fully collateralized. Other factors that the Bank may consider in calculating a member's MBC include the collateral status for loans, frequency of loan data reporting, collateral field review results, the member's financial strength and condition, and the concentration of collateral type by member.

The Bank uses a Qualifying Collateral Report (QCR) that is designed to provide more timely and detailed collateral information. Depending on a member's credit product usage and financial condition, a member may be required to file the QCR on a quarterly or monthly basis. The QCR is designed to strengthen the Bank's collateral analytical review procedures. The output of the QCR is a member's MBC. For the small number of members who opt out of QCR filing, MBC is calculated by the Bank, based on the member's regulatory filing data. The Bank's calculation is further reduced to 20% of the aggregate sum of eligible collateral values to establish an MBC. Such members are required to file an Annual Collateral Certification.

The Bank does not accept subprime residential mortgage loans as qualifying collateral. Therefore, loans identified as subprime residential mortgage loans are not included in a member's MBC. As of June 30, 2012, however, the Bank held security interests in subprime residential mortgage loans pledged as collateral under blanket-lien agreements; such assets were not assigned a lending value. The Bank will allow loans with a FICO score of 660 or below if there are other mitigating factors, including a loan-to-value (LTV) ratio of 65% or less plus one of the following: (1) a debt-to-income ratio of 35% or less or (2) a satisfactory payment history over the past 12 months (i.e., no 30-day delinquencies). For loans in which no FICO is available, a collateral weighting of 60% will apply. During 2011, the Bank implemented modifications to the QCR process whereby filing members stratify their holdings of first lien residential mortgage loans into traditional, qualifying low FICO, and qualifying unknown FICO categories. Under limited circumstances, the Bank allows nontraditional residential mortgage loans that are consistent with FFIEC guidance to be pledged as collateral and used to determine a member's MBC. The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and may assign more conservative collateral weightings on a case-by-case basis. At June 30, 2012, less than 13% of the Bank's total pledged collateral was considered nontraditional mortgage loans consistent with FFIEC guidance.

During June 2012, the Bank implemented the following changes to its Collateral Policy: (1) an increase in the collateral weighting on commercial real estate by 10% (from 50% to 60% for blanket-undelivered; from 40% to 50% for blanket-delivered); and (2) an increase in the collateral weighting on agricultural and commercial business loans (CFI eligible collateral) by 10% (from 50% to 60% for blanket-undelivered; from 40% to 50% for blanket-delivered).

The Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At June 30, 2012, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $2.9 billion, or 9.1% of total par value of loans outstanding. Eligible expanded collateral represented 9.0% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral.

Collateral Agreements and Valuation. The Bank provides members with two options regarding collateral agreements: a blanket lien collateral pledge agreement and a specific collateral pledge agreement. Under a blanket lien agreement, the Bank obtains a lien against all of the member's unencumbered eligible collateral assets and most ineligible assets to secure the member's obligations with the Bank. If applicable, under a specific collateral agreement, the Bank obtains a lien against specified eligible collateral assets of the member or its affiliate to secure the member's obligations with the Bank. The member provides a detailed listing, as an addendum to the agreement, identifying those assets pledged as collateral. Details regarding average lending values assigned to various types of collateral provided under both blanket liens and specific liens and delivery arrangements are available in the "Credit and Counterparty Risk - TCP and Collateral" discussion in Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2011 Form 10-K.

The following table summarizes total eligible collateral values for the Bank's ten largest member borrowers, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of June 30, 2012 and the amounts at December 31, 2011. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) Ten largest member borrowers	June 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$30,235.7	38.6%	$29,787.6	43.1%
High quality investment securities(1)	723.8	0.9	—	—
ORERC(2)/CFI eligible collateral	40,657.0	52.0	32,750.5	47.5
Multi-family residential mortgage loans	6,626.8	8.5	6,473.1	9.4
Total eligible collateral value	$78,243.3	100.0%	$69,011.2	100.0%
Total TCE	$33,828.0		$29,125.6
Collateralization ratio (eligible collateral value to TCE outstanding)	231.3%		236.9%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AAA and acquired by the member prior to July 10, 2007. Upon delivery, these securities are valued daily and private label MBS are subject to weekly ratings reviews.
(2) Other real estate related collateral.

The following tables present information on a combined basis regarding the type of collateral securing the outstanding credit exposure and the collateral status of all members as of June 30, 2012 and December 31, 2011.

	June 30, 2012
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$43,648.2	39.6%	$4.0	0.6%	$2,134.0	35.0%	$45,786.2	39.1%
High quality investment securities(1)	1,818.8	1.6	667.1	99.4	480.4	7.9	2,966.3	2.5
ORERC/ CFI eligible collateral	57,051.5	51.7	—	—	3,275.2	53.7	60,326.7	51.5
Multi-family residential mortgage loans	7,846.4	7.1	0.1	—	206.5	3.4	8,053.0	6.9
Total eligible collateral value	$110,364.9	100.0%	$671.2	100.0%	$6,096.1	100.0%	$117,132.2	100.0%
Total TCE	$38,846.0	96.0%	$622.2	1.6%	$981.7	2.4%	$40,449.9	100.0%
Number of members	174	81%	5	2%	36	17%	215	100.0%

	December 31, 2011
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$43,008.5	43.0%	$4.3	0.4%	$2,200.8	40.3%	$45,213.6	42.4%
High quality investment securities(1)	1,788.4	1.8	1,143.4	99.6	643.4	11.8	3,575.2	3.4
ORERC/ CFI eligible collateral	47,591.1	47.5	—	—	2,465.7	45.1	50,056.8	46.9
Multi-family residential mortgage loans	7,719.6	7.7	0.1	—	154.2	2.8	7,873.9	7.3
Total eligible collateral value	$100,107.6	100.0%	$1,147.8	100.0%	$5,464.1	100.0%	$106,719.5	100.0%
Total TCE	$34,950.7	94.7%	$944.6	2.6%	$1,006.6	2.7%	$36,901.9	100.0%
Number of members	177	81%	4	2%	38	17%	219	100.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AAA and acquired by the member prior to July 10, 2007. Upon delivery, these securities are valued daily and private label MBS are subject to weekly ratings reviews.

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of June 30, 2012 and December 31, 2011, the Bank's carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $6.0 billion and $5.8 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank's investment carrying values as of June 30, 2012 and December 31, 2011 based on the lowest rating from the NRSROs (Moody's, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	June 30, 2012 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	Total
Money market investments:
Securities purchased under agreements to resell	$—	$750.0	$1,165.0	$—	$—	$—	$—	$1,915.0
Federal funds sold	—	1,000.0	200.0	—	—	—	—	1,200.0
Total money market investments	—	1,750.0	1,365.0	—	—	—	—	3,115.0
Investment securities:
Certificates of deposit	—	1,800.0	1,050.0	—	—	—	—	2,850.0
Treasury bills	—	730.0	—	—	—	—	—	730.0
Other U.S. obligations	—	20.9	—	—	—	—	—	20.9
TLGP investments	—	—	—	—	—	—	—	—
GSE securities	—	1,004.8	—	—	—	—	—	1,004.8
State and local agency obligations	14.7	265.1	—	—	—	—	—	279.8
Total non-MBS	14.7	3,820.8	1,050.0	—	—	—	—	4,885.5
MBS issued by Federal agencies	—	2,179.9	—	—	—	—	—	2,179.9
MBS issued by GSEs	—	5,219.3	—	—	—	—	—	5,219.3
Private label residential MBS	66.2	178.1	67.8	537.2	264.9	320.9	1,438.2	2,873.3
Private label HELOCs	—	13.7	1.3	—	—	7.9	6.5	29.4
Total MBS	66.2	7,591.0	69.1	537.2	264.9	328.8	1,444.7	10,301.9
Total investments	$80.9	$13,161.8	$2,484.1	$537.2	$264.9	$328.8	$1,444.7	$18,302.4

	December 31, 2011 (1) (2) (3)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(4)	Total
Money market investments:
Federal funds sold	$—	$1,750.0	$700.0	$—	$—	$—	$—	$2,450.0
Investment securities:
Certificates of deposit	—	1,100.0	900.0	—	—	—	—	2,000.0
Treasury bills	—	730.0	—	—	—	—	—	730.0
TLGP investments	—	250.1	—	—	—	—	—	250.1
GSE securities	—	939.1	—	—	—	—	—	939.1
State and local agency obligations	3.0	275.7	—	—	—	—	—	278.7
Total non-MBS	3.0	3,294.9	900.0	—	—	—	—	4,197.9
MBS issued by Federal agencies	—	2,411.1	—	—	—	—	—	2,411.1
MBS issued by GSEs	—	4,269.8	—	—	—	—	—	4,269.8
Private label residential MBS	178.5	140.8	181.6	541.4	318.6	330.2	1,564.4	3,255.5
Private label HELOCs	—	15.4	2.2	—	—	8.1	7.0	32.7
Total MBS	178.5	6,837.1	183.8	541.4	318.6	338.3	1,571.4	9,969.1
Total investments	$181.5	$11,882.0	$1,783.8	$541.4	$318.6	$338.3	$1,571.4	$16,617.0
Notes:
(1) Securities purchased under agreements to resell, Federal funds sold, and certificates of deposit had short-term ratings of A-1/P-1.
(2) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $5.8 million and $6.2 million at June 30, 2012 and December 31, 2011, respectively.
(3) Balances exclude total accrued interest of $14.7 million and $15.7 million at June 30, 2012 and December 31, 2011, respectively.
(4) At June 30, 2012, “Other” included securities rated CCC, CC, C and D with balances of $109.8 million, $351.1 million, $494.1 million and $489.7 million, respectively. At December 31, 2011, “Other” included securities rated CCC, CC, C and D with balances of $157.7 million, $518.7 million, $760.4 million and $134.6 million, respectively.

As of June 30, 2012, there were credit rating agency actions affecting a total of 26 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2011. These securities had a total par value of $800.9 million and $899.9 million as of June 30, 2012 and at December 31, 2011, respectively, reflected in the tables above. Securities downgraded from "investment grade" to “below investment grade” represented a total par balance of $23.2 million and $27.7 million at June 30, 2012 and December 31, 2011, respectively.

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

From July 1, 2012 through July 31, 2012, the following credit rating agency actions were taken with respect to securities in the Bank's investment portfolio. The carrying values and fair values of these securities as of June 30, 2012 are presented in the following table.

(in millions)		Private label residential MBS
From	To	Carrying Value	Fair Value
AA	A	$8.0	$7.6
AA	BBB	29.4	30.0
A	BBB	14.6	13.8
BBB	BB	15.5	14.5
CCC	CC	47.1	47.1
		$114.6	$113.0

At July 31, 2012, the following securities were on negative watch. The carrying values and fair values of these securities as of June 30, 2012 are presented in the following table.

	Private label residential MBS		HELOCs
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA	$12.7	$13.1	$—	$—
AA	—	—	13.7	10.1
A	4.2	4.2	—	—
BB	27.7	24.7	—	—
B	—	—	7.9	7.9
	$44.6	$42.0	$21.6	$18.0

Short-term Investments. The Bank maintains a short-term investment portfolio to provide funds to meet the credit needs of its members and to maintain liquidity. The FHLBank Act and Finance Agency regulations set liquidity requirements for the FHLBanks. In addition, the Bank maintains a contingency liquidity plan in the event of operational disruptions at the Bank and the Office of Finance. See the Liquidity and Funding Risk section of this Item 2 for a discussion of the Bank's liquidity management.

Within the portfolio of short-term investments, the Bank faces credit risk from unsecured exposures. The Bank's unsecured credit investments have maturities generally ranging between overnight and six months and include the following types:

•	Interest-bearing deposits. Primarily consists of unsecured deposits that earn interest;

•	Federal funds sold. Unsecured loans of reserve balances at the Federal Reserve Banks between financial institutions that are made on an overnight and term basis;

•	Commercial paper. Unsecured debt issued by corporations, typically for the financing of accounts receivable, inventories, and meeting short-term liabilities;

•	Certificates of deposit. Unsecured negotiable promissory notes issued by banks and payable to the bearer on demand.

Under the Bank's Risk Governance Policy, the Bank can place money market investments, certificates of deposit, and commercial paper on an unsecured basis with large financial institutions with long-term credit ratings no lower than A. This policy was revised in April 2012 to permit the long-term credit rating to be no lower than BBB on these types of future transactions. Management actively monitors the credit quality of these counterparties.

As of June 30, 2012, the Bank had unsecured exposure to 13 counterparties totaling $4.1 billion, or an average of $311.6 million per counterparty, with unsecured exposure to two counterparties exceeding 10% of the total exposure.

The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at June 30, 2012. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	June 30, 2012	December 31, 2011
Certificates of deposit	$2,850	$2,000
Federal funds sold	1,200	2,450
Total	$4,050	$4,450
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of June 30, 2012, the Banks' unsecured investment credit exposure to U.S. branches and agency offices of foreign commercial banks was limited to Federal funds sold and certificates of deposit. As of June 30, 2012, 100.0% and 70.2% of the Bank's unsecured investment credit exposure in Federal funds sold and certificates of deposit, respectively, was to U.S. branches and agency offices of foreign commercial banks.

The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty's financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

Finance Agency regulations include limits on the amount of unsecured credit the Bank may extend to a counterparty or to a group of affiliated counterparties. This limit is based on a percentage of eligible regulatory capital and the counterparty's overall credit rating. Under these regulations, the level of eligible regulatory capital is determined as the lesser of the Bank's total regulatory capital or the eligible amount of regulatory capital of the counterparty. The eligible amount of regulatory capital is then multiplied by a stated percentage. The percentage that the Bank may offer for term extensions of unsecured credit ranges from 1% to 15% based on the counterparty's credit rating. The calculation of term extensions of unsecured credit includes on-balance sheet transactions, off-balance sheet commitments, and derivative transactions.

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. The Bank's total unsecured exposure to a counterparty may not exceed twice the regulatory limit for term exposures, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of June 30, 2012, the Bank was in compliance with the regulatory limits established for unsecured credit.

The Bank is prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. The Bank's unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. The Bank's unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. The Bank is in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of June 30, 2012. Bank management has limited its unsecured investment activity with all European counterparties to overnight maturities only.

The following table presents the long-term credit ratings of the unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks based on the nationally recognized statistical rating organization(s) used. This table does not reflect the foreign sovereign government's credit rating. The Bank mitigates this credit risk by generally investing in unsecured investments of highly-rated counterparties and limits foreign exposure to those countries rated AA or higher.

(in millions)
June 30, 2012 (1)
Carrying Value (2)
	Investment Grade
	AAA	AA	A	BBB	Total
Domicile of Counterparty
Domestic	$—	$650	$200	$—	$850
U.S. branches and agency offices of foreign commercial banks:
Australia	—	1,500	—	—	1,500
Canada	—	900	600	—	1,500
Netherlands	—	200	—	—	200
Total	$—	$3,250	$800	$—	$4,050
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after June 30, 2012. These ratings represent the lowest rating available for each security owned by the Bank based on the nationally recognized statistical rating organization(s) used by the Bank.
The Bank's internal ratings may differ from those obtained from the nationally recognized statistical rating organization(s).
(2) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

The following table presents the remaining contractual maturity of the Bank's unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. The Bank also mitigates the credit risk on investments by generally investing in investments that have short-term maturities. At June 30, 2012, 29.6% of the carrying value of the total unsecured investments held by the Bank had overnight maturities.

(in millions)
June 30, 2012
Carrying Value (1)
	Overnight	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Due 181 days through 270 days	Due after 270 days	Total
Domicile of Counterparty
Domestic	$100	$350	$400	$—	$—	$—	$850
U.S. branches and agency offices of foreign commercial banks:
Australia	500	—	700	300	—	—	1,500
Canada	500	400	600	—	—	—	1,500
Netherlands	200	—	—	—	—	—	200
Total	$1,200	$850	$1,700	$300	$—	$—	$4,050
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

In addition, at June 30, 2012, the Bank had $1.9 billion in overnight securities purchased under agreements to resell which were secured by U.S. Treasuries. These investments were with one counterparty in Canada ($0.7 billion) and with two European counterparties, one of which is located in the United Kingdom ($0.9 billion) and the other located in Germany ($0.3 billion).

Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. agencies, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.0 billion and $2.2 billion as of June 30, 2012 and December 31, 2011, respectively. The year-end balance includes investment in TLGP, which matured in June 2012.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies and

GSEs that are directly supported by underlying mortgage loans. The Bank's total agency and GSE MBS portfolio increased $718.3 million from December 31, 2011 to June 30, 2012 due to purchases.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank's private label MBS portfolio decreased $385.5 million from December 31, 2011 to June 30, 2012. This decline was primarily due to repayments.

Approximately 28.2% of the Bank's MBS portfolio at June 30, 2012 was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. In late 2007, the Bank discontinued the purchase of private label MBS.

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

Participants in the mortgage market often characterize single family loans based upon their overall credit quality at the time of origination, generally considering them to be Prime, Alt-A or subprime. There is no universally accepted definition of these segments or classifications. The subprime segment of the mortgage market primarily serves borrowers with poorer credit payment histories, and such loans typically have a mix of credit characteristics that indicate a higher likelihood of default and higher loss severities than Prime loans. Further, many mortgage participants classify single family loans with credit characteristics that range between Prime and subprime categories as Alt-A because these loans have a combination of characteristics of each category or may be underwritten with low or no documentation compared to a full documentation mortgage loan. Industry participants often use this classification principally to describe loans for which the underwriting process is less rigorous to reduce the documentation requirements of the borrower.

The following table presents the par value of the private label MBS portfolio by various categories of underlying collateral and by interest rate payment terms. Unless otherwise noted, the private label MBS exposures below, and throughout this report, reflect the most conservative classification provided by the credit rating agencies at the time of issuance.

Characteristics of Private Label MBS by Type of Collateral

	June 30, 2012			December 31, 2011
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$405.5	$1,522.9	$1,928.4	$535.6	$1,713.2	$2,248.8
Alt-A	618.4	744.8	1,363.2	674.9	821.1	1,496.0
Subprime	—	6.5	6.5	—	7.3	7.3
Total	1,023.9	2,274.2	3,298.1	1,210.5	2,541.6	3,752.1
HELOC:
Alt-A	—	37.4	37.4	—	41.6	41.6
Total	—	37.4	37.4	—	41.6	41.6
Total private label MBS	$1,023.9	$2,311.6	$3,335.5	$1,210.5	$2,583.2	$3,793.7

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank's private label MBS portfolio by par and by collateral type as of June 30, 2012. The Bank has purchased no private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$7.6	$45.7	$53.3
AA	—	—	—	106.2	106.2
A	—	—	—	50.4	50.4
BBB	—	40.0	8.3	318.4	366.7
Below investment grade:
BB	—	11.7	114.2	142.9	268.8
B	5.5	—	57.7	108.4	171.6
CCC	—	—	36.5	10.3	46.8
CC	172.8	139.9	40.9	—	353.6
C	48.0	194.1	63.2	—	305.3
D	202.4	—	3.3	—	205.7
Total	$428.7	$385.7	$331.7	$782.3	$1,928.4
Amortized cost	$351.4	$350.6	$319.3	$776.5	$1,797.8
Gross unrealized losses	(8.8)	(13.0)	(18.1)	(37.5)	(77.4)
Fair value	345.1	340.2	303.3	741.3	1,729.9
OTTI :
Credit-related OTTI taken	$(2.9)	$(5.4)	$(0.1)	$(0.1)	$(8.5)
Noncredit-related OTTI taken	2.9	4.0	0.1	(0.7)	6.3
Total YTD 2012 OTTI taken	$—	$(1.4)	$—	$(0.8)	$(2.2)
Weighted average fair value/par	80.5%	88.2%	91.4%	94.8%	89.7%
Original weighted average credit support	6.8	7.7	4.2	5.1	5.8
Weighted-average credit support - current	1.5	4.2	5.4	10.6	6.4
Weighted average collateral delinquency(1)	17.0	13.5	12.4	8.5	12.1

	Private Label MBS by Vintage - Alt-A
(dollars in millions)	2007	2006	2005	2004 and Earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$—	$13.0	$13.0
AA	—	13.7	—	59.7	73.4
A	—		10.6	4.2	14.8
BBB	—	—	—	173.1	173.1
Below investment grade:
B	—	—	118.1	39.3	157.4
CCC	—	56.1	—	11.9	68.0
CC	—	—	43.5	—	43.5
C	160.5	148.9	18.8	—	328.2
D	107.8	353.3	30.7	—	491.8
Total	$268.3	$572.0	$221.7	$301.2	$1,363.2
Amortized cost	$197.7	$457.8	$210.5	$299.9	$1,165.9
Gross unrealized losses	(25.8)	(45.3)	(21.4)	(9.7)	(102.2)
Fair value	171.9	414.9	189.1	291.6	1,067.5
OTTI:
Credit-related OTTI taken	$—	$(0.4)	$—	$(0.6)	$(1.0)
Noncredit-related OTTI taken	—	0.4	—	0.6	1.0
Total YTD 2012 OTTI taken	$—	$—	$—	$—	$—
Weighted average fair value/par	64.1%	72.5%	85.3%	96.8%	78.3%
Original weighted average credit support	13.6	9.9	5.8	5.3	9.0
Weighted-average credit Support - current	2.3	1.9	6.9	14.1	5.9
Weighted average collateral delinquency(1)	33.5	23.5	15.0	9.2	20.9
Notes:
(1) Delinquency information is presented at the cross-collateralization level.

The Bank's subprime and HELOC private label MBS balances are immaterial to the overall portfolio. Accordingly, the related collateral statistics for these private label MBS are not presented.

Private Label MBS Issuers and Servicers. The following tables provide information regarding the issuers and master servicers of the Bank's private label MBS portfolio that exceeded 5% of the total as of June 30, 2012. Management actively monitors the credit quality of the portfolio's master servicers. For further information on the Bank's MBS master servicer risks, see additional discussion in the Item 1A. Risk Factors in the Bank's 2011 Form 10-K.

	June 30, 2012
Original Issuers (in millions)	Total Carrying Value	Total Fair Value
Lehman Brothers Holdings Inc.(1)	$683.1	$668.9
J.P. Morgan Chase & Co.	597.9	593.3
Wells Fargo & Co.	326.3	319.0
Countrywide Financial Corp.(2)	316.1	308.2
Citigroup Inc.	232.2	217.8
GMAC LLC	154.0	153.9
Other	593.1	566.5
Total	$2,902.7	$2,827.6

	June 30, 2012
Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$1,027.1	$1,000.7
Aurora Loan Services Inc.	683.1	668.9
Bank of America Corp.	371.7	359.2
Citimortgage Inc.	232.2	217.8
US Bank	207.5	207.5
Other	381.1	373.5
Total	$2,902.7	$2,827.6
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

Private Label MBS in Unrealized Loss Positions. The following table provides information on the portion of the private label MBS portfolio in an unrealized loss position at June 30, 2012 and July 31, 2012.

Private Label MBS in Unrealized Loss Positions

	June 30, 2012					July 31, 2012(1)
(dollars in millions)	Par	Amort Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate %(2)	% AAA	% AAA	% All Other Inv Grade(3)	% Total Inv Grade	% Below Inv Grade	Current % Watchlist
Residential MBS backed by:
Prime loans:
First lien	$1,462.5	$1,352.6	$(77.4)	13.3	0.3	0.3	21.4	21.7	78.3	1.9
Alt-A and other:
Alt-A other	1,155.6	980.2	(102.2)	22.4	—	—	15.2	15.2	84.8	—
Subprime loans:
First lien	6.5	5.5	(0.9)	31.9	—	—	61.7	61.7	38.3	—
HELOC backed by Alt-A and other:
Alt-A other	33.9	28.9	(5.2)	7.4	—	—	44.1	44.1	55.9	75.9
Notes:
(1) Reflects impact of paydowns to zero or sales of securities.
(2) Delinquency information is presented at the cross-collateralization level.
(3) Excludes AAA-rated investments.

Monoline Bond Insurers. The Bank's investment securities portfolio includes a limited number of investments which are insured by one of four monoline bond insurers/guarantors as shown in the following table. The table reflects the par balance of the investments guaranteed by each insurer. The bond insurance on these investments generally guarantees the timely payments of principal and interest if these payments cannot be satisfied from the cash flows of the underlying collateral. The Bank closely monitors the financial condition of these bond insurers.

There are seven insured investment securities backed by HELOC mortgage loans as of June 30, 2012. The credit rating of each of the MBS is closely related to the credit rating of the applicable bond insurer. Most of these securities did not have stand-alone credit ratings and carry limited or no additional CE. The Bank analyzes the creditworthiness of the bond insurer and typically assigns to the individual security the higher of the bond insurer's rating or the stand-alone investment rating, if available. Refer to additional information provided in Note 6 - OTTI to the unaudited financial statements in this Form 10-Q which describes the analysis of monoline bond insurers to assess their financial strength and burnout period (i.e., the time horizon of their ability to fulfill their financial obligations).

	June 30, 2012	December 31, 2011
(in millions)	Private Label MBS	Private Label MBS
AMBAC Assurance Corporation (AMBAC)	$9.3	$10.8
Financial Guaranty Insurance Co. (FGIC)	2.3	2.5
Assured Guaranty Municipal Corp (AGMC)	13.7	15.4
MBIA Insurance Corporation (MBIA)	12.1	12.9
Total	$37.4	$41.6

The following table presents the credit rating of the Bank's monoline insurers as of June 30, 2012. Fitch no longer rates these monoline insurers. In addition, neither AMBAC nor FGIC are rated by Fitch, Moody's, or S&P.

	Moody's	S&P
AGMC	Aa3	AA-
MBIA	B3	B

At June 30, 2012, the Bank also had three Prime reperforming private label MBS, the underlying mortgage loans of which are government-guaranteed, which generally provides for the substantial repayment of principal. These three securities had a total par balance of $26.5 million and a total fair value of $19.6 million at June 30, 2012 and all three securities were rated “below investment grade” at June 30, 2012.

OTTI. During the six months ended June 30, 2012 and 2011, the Bank recognized $10.8 million and $31.3 million of credit-related OTTI charges in earnings (the credit loss) related to private label MBS after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities).

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

The OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from zero (for those housing markets that are believed to have reached their trough) to 6%. For those markets where further home price declines are anticipated, the declines were projected to occur over the nine month period beginning April 1, 2012. From the trough, home prices were projected to recover using one of five different recovery paths that vary by housing market as noted in the table below.

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

Significant assumptions used on securities that incurred a credit loss during the three months ended June 30, 2012 are included in Note 6 - OTTI to the unaudited financial statements included in this Form 10-Q. The classification of the bond is determined by the cash flow model. Significant assumptions used on all of the Bank's private label MBS as part of its second quarter 2012 analysis, whether OTTI was recorded or not, are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates					Default Rates				Loss Severities				Current Credit Enhancement
Year of securitization	Weighted Avg %	Range %				Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %
Prime:
2007	8.7	6.0	-	11.6	11.6	29.0	13.0	-	36.9	45.2	35.2	-	51.6	1.5	0.0	-	4.3
2006	9.5	6.9	-	17.9		27.7	5.1	-	38.4	38.6	25.0	-	43.3	4.6	0.5	-	10.0
2005	11.5	7.1	-	18.3		14.0	2.7	-	28.4	33.1	19.9	-	44.5	6.6	0.0	-	11.9
2004 and prior	18.4	7.3	-	43.2		6.8	0.0	-	19.3	25.9	0.0	-	44.5	9.0	4.4	-	27.7
Total Prime	12.5	6.0	-	43.2		18.3	0.0	-	38.4	35.0	0.0	-	51.6	5.7	0.0	-	27.7
Alt-A:
2007	6.8	5.9	-	7.0		51.6	45.2	-	55.7	47.1	44.1	-	49.8	1.4	0.0	-	3.9
2006	8.8	6.8	-	16.4		40.0	1.8	-	54.0	47.9	18.4	-	57.8	1.4	0.0	-	12.1
2005	11.1	9.3	-	14.7		23.7	7.0	-	29.6	42.0	25.8	-	66.3	3.4	0.0	-	13.7
2004 and prior	12.5	6.2	-	19.0		12.7	1.5	-	50.1	28.1	18.4	-	44.8	14.6	5.8	-	25.1
Total Alt-A	9.9	5.9	-	19.0		31.5	1.5	-	55.7	40.4	18.4	-	66.3	6.2	0.0	-	25.1
Subprime:
2004 and prior	5.5	5.3	-	5.8		36.0	35.4	-	37.1	75.8	65.9	-	81.9	42.4	11.1	-	61.8
Total Residential MBS	11.3	5.3	-	43.2		24.1	0.0	-	55.7	37.4	0.0	-	81.9	6.0	0.0	-	61.8

	Significant Inputs for HELOCs
	Prepayment Rates				Default Rates				Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2006	14.8	14.8			2.5	2.5			100.0	100.0	0.0	0.0
2005	32.2	32.2			0.3	0.3			100.0	100.0	72.5	72.5
2004 and prior	10.3	7.2	-	17.4	4.7	0.6	-	6.8	100.0	100.0	2.6	0.0	-	8.4
Total HELOCs (Alt-A)	12.7	7.2	-	32.2	3.8	0.3	-	6.8	100.0	100.0	4.1	0.0	-	72.5

Of the $10.8 million of OTTI credit losses recognized during 2012, $7.2 million was recognized during the first quarter and $3.6 million was recognized during the second quarter. The Bank's quarterly OTTI analysis is based on current and forecasted economic trends. The Bank's life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A.

The second quarter 2012 OTTI credit loss was primarily due to 2006 private label MBS that are classified as Prime Hybrid securities. The OTTI credit loss on these securities was the result of more pessimistic assumptions based on comparisons to relevant benchmark statistics for the private label MBS.

Based on the Bank's OTTI evaluation, the Bank determined that 52 of its private label MBS were OTTI at June 30, 2012 (i.e., they are projected to incur a credit loss during their life), including one private label MBS deemed to be OTTI for the first time during 2012. The Bank has recognized $314.1 million of credit losses on these securities life-to-date. The life-to-date credit loss excludes actual cash losses realized, which are recorded as a reduction to credit loss and par. During 2012, the Bank recognized $13.2 million of actual cash losses and $32.9 million life-to-date. The life-to-date credit loss excludes $106.0 million of credit losses related to securities sold in previous quarters for which the Bank recognized gains of $15.6 million.

By comparison, at June 30, 2011, the Bank had determined that 51 of its private label MBS were other-than-temporarily-impaired, including four private label MBS deemed to be other-than-temporarily-impaired for the first time. The Bank recognized $309.4 million of credit losses on these securities life-to-date. During the first half of 2011, the Bank realized $7.9 million of actual principal writedowns on two private label MBS and $13.0 million life-to-date. The life-to-date credit loss excludes credit losses related to securities sold in previous quarters for which the Bank recognized gains of $7.3 million in 2011.

The following table presents the amount of credit-related and noncredit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities, for the three and six months of 2012 and 2011.

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
(in millions)	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$—	$—	$—	$—	$—
Securities previously impaired prior to current period	$(3.6)	$2.5	$(1.1)	$(10.8)	$10.8	$—
Total	$(3.6)	$2.5	$(1.1)	$(10.8)	$10.8	$—

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
(in millions)	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$(0.1)	$(0.7)	$(0.8)	$(0.6)	$(2.5)	$(3.1)
Securities previously impaired prior to current period	$(10.7)	$9.3	$(1.4)	$(30.7)	$30.7	$—
Total	$(10.8)	$8.6	$(2.2)	$(31.3)	$28.2	$(3.1)

Each quarter the Bank updates its estimated cash flow projections and determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank's investment and is recognized over the life of the investment. The Bank recognized an increase in yield on certain private label MBS which resulted in $4.5 million and $5.1 million of interest income during the first half of 2012 and the first half of 2011, respectively.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. Transferring securities at the time of an OTTI credit loss event is considered a deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if market conditions are right. During the first half of 2012 and 2011, the Bank transferred private label MBS with a fair value of $11.3 million and $90.9 million, respectively, as of the date of the transfer.

Management will continue to evaluate all impaired securities, including those on which OTTI has been recorded. Material credit losses have occurred during the first half of 2012 and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral as well as the Bank's future modeling assumptions. Assumption changes in future periods could materially impact the amount of OTTI credit-related losses which could be recorded. Additionally, if the performance of the underlying loan collateral deteriorates, the Bank could experience further credit losses on the portfolio. The Bank cannot estimate the future amount of any additional credit losses.

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

As shown in the table below, based on the estimated cash flows of the Bank's private label MBS under the adverse case scenario, the Bank's second quarter 2012 credit losses would have increased $32.1 million. Under the stress scenario, the Bank may recognize a credit loss in excess of the current maximum credit loss, the difference between the security's amortized cost basis and fair value, because the Bank believes fair value would decrease in the adverse scenario. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The adverse case housing price forecast is not management's current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

Housing Price Scenarios
OTTI Credit Losses - Base vs. Stress Scenario
For the Three Months Ended June 30, 2012

	Base Case			Adverse Case
($ in millions)	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities (1)	Unpaid Principal Balance	OTTI Related to Credit Loss
Prime	5	$265.8	$(3.2)	14	$509.5	$(14.4)
Alt-A	1	32.3	(0.3)	19	818.3	(19.5)
Subprime	1	2.5	(0.1)	1	2.5	(0.2)
HELOCs	—	—	—	4	17.8	(1.6)
Total	7	$300.6	$(3.6)	38	$1,348.1	$(35.7)
(1) Of these 38 securities, 35 had an OTTI credit loss recorded in a prior period.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.6 billion at June 30, 2012 and $3.9 billion at December 31, 2011 after an allowance for credit losses of $14.1 million and $14.3 million, respectively.

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

None of the Bank's mortgage insurers currently maintain a rating of A+ or better by at least one NRSRO. Given the credit deterioration of PMI providers, the estimate of the allowance for credit losses includes projected reduced claim payments. As required by the MPF Program, for ongoing PMI, the ratings model currently requires additional CE from the PFI to compensate for the mortgage insurer rating when it is below A+. All PFIs have met this requirement.

The MPF Plus product required SMI under the MPF Program when each pool was established. At June 30, 2012, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. Because no mortgage insurer that underwrites SMI is rated AA or better, this requirement has been waived by the Finance Agency until the regulation is amended, provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of June 30, 2012, $71.6 million of SMI exposure had been secured by two PFIs.

The following tables present unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of June 30, 2012 and December 31, 2011.

	Ratings by S&P/Moody's	June 30, 2012
(in millions)	June 30, 2012	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Co.	R/-	$6.7	$2.6
Mortgage Guaranty Insurance Corp.	B/B1	5.2	2.1
PMI Mortgage Insurance Co.	R/Caa3	5.2	2.0
United Guaranty Residential Insurance Co.	BBB/Baa1	2.5	0.9
Radian Guaranty, Inc.	B/Ba3	1.5	0.6
Genworth Mortgage Insurance Corp.	B/Ba1	1.8	0.7
Other insurance providers		1.1	0.4
Total		$24.0	$9.3

	Ratings by S&P/Moody's	December 31, 2011
(in millions)	December 31, 2011	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Co.	CC/Caa2	$6.9	$2.7
Mortgage Guaranty Insurance Corp.	B+/B1	5.4	2.2
PMI Mortgage Insurance Co.	R/Caa3	5.0	1.9
United Guaranty Residential Insurance Co.	BBB/Baa1	2.4	1.0
Radian Guaranty, Inc.	B+/Ba3	2.0	0.8
Genworth Mortgage Insurance Corp.	BB-/Ba1	1.6	0.6
Other insurance providers		0.7	0.3
Total		$24.0	$9.5
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

BOB Loans. See Item 1. Business in the Bank's 2011 Form 10-K for a description of this program. At June 30, 2012, the allowance for credit losses on BOB loans was $2.8 million, a decrease of $0.4 million from December 31, 2011, due to improved performance of the BOB loan portfolio.

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

	June 30, 2012		December 31, 2011
(dollars in millions) Credit Rating(1)	Total Notional	Net Credit Exposure	Total Notional	Net Credit Exposure
AA	$845.0	$16.1	$4,777.0	$29.9
A	23,718.7	10.5	26,320.6	6.2
BBB	7,635.6	—	—	—
Subtotal	32,199.3	26.6	31,097.6	36.1
Member institutions (2)	22.8	0.2	14.0	0.2
Total	$32,222.1	$26.8	$31,111.6	$36.3
Note:
(1) Credit ratings reflect the lowest rating from the credit rating agencies. These tables do not reflect changes in any rating, outlook or watch status after June 30. The Bank measures credit exposure through a process which includes internal credit review and various external factors.
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

The following tables summarize the Bank's derivative counterparties which represent more than 10% of the Bank's total notional amount outstanding and net credit exposure as of June 30, 2012 and December 31, 2011.

Notional Greater Than 10%	June 30, 2012			December 31, 2011
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
JP Morgan Chase Bank, NA	A	$4,559.2	14.1	A	$4,326.0	13.9
Deutsche Bank AG	A	4,252.6	13.2	A	5,274.2	16.9
Citi Group Financial	A	4,210.2	13.1	-	(1)	(1)
Credit Suisse International	A	3,603.0	11.2	A	3,419.0	11.0
Morgan Stanley Capital	A	3,425.3	10.6	-	(1)	(1)
BNP Paribas	-	(1)	(1)	AA	3,627.0	11.7
All others	n/a	12,171.8	37.8	n/a	14,465.4	46.5
Total		$32,221.1	100.0%		$31,111.6	100.0%

Net Credit Exposure Greater Than 10%	June 30, 2012			December 31, 2011
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Total Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Total Net Credit Exposure
Royal Bank of Canada	AA	$15.6	58.2	AA	$14.9	41.1%
HSBC Bank USA, NA	AA	6.3	23.5	AA	6.5	17.9
UBS AG	A	2.7	10.1	A	4.9	13.5
BNP Paribas	-	(1)	(1)	AA	8.5	23.5
All others	n/a	2.2	8.2	n/a	1.5	4.0
Total		$26.8	100.0%		$36.3	100.0%
Note:
(1) The percentage of notional is not greater than 10%, so amount is not shown in table.

To manage market risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe, specifically in Germany, Switzerland, France, and the United Kingdom. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	As of June 30, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
Switzerland	$248.1	$248.1	$246.8
United Kingdom	81.2	71.2	69.7
Germany	31.7	16.7	16.2
Total	$361.0	$336.0	$332.7

(in millions)	As of December 31, 2011
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
Switzerland	$256.4	$256.4	$254.3
United Kingdom	87.2	77.1	71.7
Germany	31.1	16.1	15.1
Total	$374.7	$349.6	$341.1
Note: The average maturity of these derivative contracts is July 2016. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions. This information is shown below.

(in millions)	As of June 30, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$10.9	$10.9	$10.9
United Kingdom	15.2	7.9	7.9
Switzerland	2.8	—	—
Total	$28.9	$18.8	$18.8

(in millions)	As of December 31, 2011
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$7.8	$—	$—
United Kingdom	11.8	4.5	4.7
Switzerland	5.3	—	—
Total	$24.9	$4.5	$4.7
Note: The average maturity of these derivative contracts is April 2016. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

To appropriately assess potential credit risk to its European holdings, the Bank annually underwrites each counterparty and country and regularly monitors NRSRO rating actions and other publications for changes to credit quality. The Bank also actively monitors its counterparties' approximate indirect exposure to European sovereign debt and considers this exposure as a component of its credit risk review process.

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

Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank's GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with negative outlook/P-1 by Moody's Investor Service, Inc. and AA+ with negative outlook/A-1+ by Standard & Poor's. These ratings measure the likelihood of timely payment of principal and interest. At June 30, 2012, the Bank's consolidated obligation bonds outstanding decreased slightly to $34.4 billion compared to $35.6 billion at December 31, 2011. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at June 30, 2012 increased to $16.2 billion compared to $10.9 billion at December 31, 2011, primarily due to an increase in short-term advance activity.

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Access and funding levels have fluctuated with conditions in the global financial markets over the past several years. In the second half of 2011, as the financial crisis in Europe worsened, the Bank's funding levels improved markedly, benefiting from a flight to quality and wider swap spreads. In 2012, the crisis in Europe appears to have abated somewhat, and as a result, funding levels have deteriorated relative to LIBOR.

Consolidated obligations bonds often have investor-determined features. The decision to issue a bond using a particular structure is based upon the desired amount of funding, and the ability of the Bank to hedge the risks. The issuance of a bond with a simultaneously-transacted interest-rate exchange agreement usually results in a funding vehicle with a lower cost than the Bank could otherwise achieve. The continued attractiveness of such debt/swap transactions depends on price relationships in both the consolidated bond and interest-rate exchange markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. The increase in funding alternatives available to the Bank through negotiated debt/swap transactions is beneficial to the Bank because it may reduce funding costs and provide additional asset/liability management tools. The types of consolidated obligations bonds issued can fluctuate based on comparative changes in their cost levels, supply and demand conditions, advance demand, and the Bank's balance sheet management strategy. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank's mortgage portfolio while swapped callable bonds fund other floating rate assets. At June 30, 2012, callable bonds issued by the Bank were up approximately $2.6 billion from December 31, 2011. Note 11 to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank's consolidated obligations.

The Bank's investments also represent a key source of liquidity. Total investments available for liquidity purposes may include trading securities, AFS securities, Federal funds sold, securities purchased under agreements to resell, and certificates of deposit. These totaled $12.3 billion at June 30, 2012, compared to $9.8 billion at December 31, 2011. The Bank also maintains a secondary liquidity portfolio which may include U.S. Treasuries, U.S. agency securities and other GSE securities that can be financed under normal market conditions in securities repurchase agreement transactions to raise additional funds. The Bank utilizes repurchase transactions as a contingent source of liquidity. In addition, U.S. Treasuries may be used as collateral for derivative counterparty obligations in lieu of cash.

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the five business day contingency liquidity requirement discussed below. The requirements are designed to enhance the Bank's protection against temporary disruptions in access to the debt markets. Longer term contingency liquidity is discussed below. The Bank was in compliance with these requirements at June 30, 2012.

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

Additionally, consistent with regulatory requirements, the Bank's Liquidity and Funds Management Policy has historically required the Bank to hold contingency liquidity sufficient to meet the Bank's estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank's liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank's ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank's access to the capital markets has never been interrupted to the extent the Bank's ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At June 30, 2012 and December 31, 2011, excess contingency liquidity was approximately $15.8 billion and $14.3 billion, respectively.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statement of Income (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Interest income:
Advances	$65,417	$61,810	$130,905	$125,749
Prepayment fees on advances, net	7,364	9	12,036	229
Interest-bearing deposits	199	79	340	207
Securities purchased under agreements to resell	1,218	—	1,699	—
Federal funds sold	575	984	1,036	2,696
Trading securities	313	355	688	859
Available-for-sale (AFS) securities	32,766	33,088	64,081	68,589
Held-to-maturity (HTM) securities	34,745	47,913	72,255	99,798
Mortgage loans held for portfolio	42,521	51,370	87,504	103,983
Total interest income	185,118	195,608	370,544	402,110
Interest expense:
Consolidated obligations - discount notes	4,115	3,382	5,884	8,564
Consolidated obligations - bonds	130,860	156,142	272,118	318,017
Mandatorily redeemable capital stock	53	—	114	—
Deposits	151	87	277	250
Other borrowings	10	10	21	22
Total interest expense	135,189	159,621	278,414	326,853
Net interest income	49,929	35,987	92,130	75,257
Provision for credit losses	39	1,105	117	3,952
Net interest income after provision for credit losses	49,890	34,882	92,013	71,305
Other noninterest income (loss):
Total OTTI losses (Note 6)	(1,140)	—	(2,191)	(3,119)
OTTI losses reclassified (from) AOCI (Note 6)	(2,519)	(10,844)	(8,647)	(28,237)
Net OTTI losses, credit portion (Note 6)	(3,659)	(10,844)	(10,838)	(31,356)
Net gains (losses) on trading securities (Note 3)	(289)	(29)	146	138
Net realized gains from sales of AFS securities (Note 4)	—	7,278	—	7,278
Net gains (losses) on derivatives and hedging activities (Note 10)	(4,848)	(737)	(841)	107
Service fees	591	622	1,167	1,197
Other, net	1,522	1,559	3,276	3,952
Total other noninterest loss	(6,683)	(2,151)	(7,090)	(18,684)
Other expense:
Compensation and benefits expense	8,707	8,437	18,260	17,368
Other operating expense	6,721	5,305	12,571	10,535
Finance Agency expense	1,092	1,207	2,418	2,592
Office of Finance expense	881	586	1,661	1,470
Total other expense	17,401	15,535	34,910	31,965
Income before assessments	25,806	17,196	50,013	20,656
Affordable Housing Program	2,586	1,409	5,013	1,691
REFCORP	—	3,108	—	3,744
Total assessments	2,586	4,517	5,013	5,435
Net income	$23,220	$12,679	$45,000	$15,221
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	30,751	37,125	31,241	38,115
Basic and diluted earnings per share	$0.76	$0.34	$1.44	$0.40
Dividends per share	$0.03	$—	$0.05	$—
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Net income	$23,220	$12,679	$45,000	$15,221
Other comprehensive income (loss) :
Net unrealized gains (losses) on AFS securities:
Unrealized gains (losses)	12,964	(522)	12,343	(194)
Net non-credit portion of OTTI losses on AFS securities:
Non-credit OTTI losses transferred from HTM securities	—	—	(662)	(2,697)
Net change in fair value of OTTI securities	6,108	2,158	55,254	59,802
Unrealized gains	416	6,314	7,510	10,714
Reclassification of gains included in net income	—	(7,278)	—	(7,278)
Reclassification of non-credit portion included in net income	2,519	10,844	9,309	30,934
Total net non-credit portion of OTTI losses on AFS securities	9,043	12,038	71,411	91,475
Net non-credit portion of OTTI losses on HTM securities:
Non-credit portion	—	—	(662)	(2,697)
Reclassification of non-credit portion from HTM to AFS securities	—	—	662	2,697
Total net non-credit portion of OTTI losses on HTM securities	—	—	—	—
Reclassification of net losses included in net income relating to hedging activities	—	6	—	15
Pension and post-retirement benefits	12	(4)	25	(8)
Total other comprehensive income	22,019	11,518	83,779	91,288
Total comprehensive income	$45,239	$24,197	$128,779	$106,509
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	June 30, 2012	December 31, 2011
(in thousands)
ASSETS
Cash and due from banks	$287,177	$634,278
Interest-bearing deposits	5,495	16,180
Federal funds sold	1,200,000	2,450,000
Securities purchased under agreements to resell (Note 2)	1,915,000	—
Investment securities:
Trading securities (Note 3)	733,845	984,285
AFS securities, at fair value (Note 4)	5,582,084	4,356,147
HTM securities; fair value of $8,892,293 and $8,782,348, respectively (Note 5)	8,877,260	8,832,845
Total investment securities	15,193,189	14,173,277
Advances (Note 7)	33,617,182	30,604,801
Mortgage loans held for portfolio (Note 8), net of allowance for credit losses of $14,066 and $14,344, respectively (Note 9)	3,620,949	3,883,127
Banking on Business (BOB) loans, net of allowance for credit losses of $2,773 and $3,223, respectively (Note 9)	13,217	14,016
Accrued interest receivable	123,078	132,152
Premises, software and equipment, net	15,394	16,281
Derivative assets (Note 10)	26,854	36,256
Other assets	34,702	33,918
Total assets	$56,052,237	$51,994,286

Federal Home Loan Bank of Pittsburgh
Statement of Condition (continued)

	June 30,	December 31,
(in thousands, except par value)	2012	2011
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$1,068,008	$1,062,027
Noninterest-bearing	34,669	37,667
Total deposits	1,102,677	1,099,694
Consolidated obligations, net: (Note 11)
Discount notes	16,262,691	10,921,498
Bonds	34,381,160	35,613,036
Total consolidated obligations, net	50,643,851	46,534,534
Mandatorily redeemable capital stock (Note 12)	207,726	45,673
Accrued interest payable	120,820	125,564
Affordable Housing Program	16,895	13,588
Derivative liabilities (Note 10)	411,008	441,975
Other liabilities	39,327	70,420
Total liabilities	52,542,304	48,331,448
Commitments and contingencies (Note 15)	—	—
Capital (Note 12)
Capital stock - putable ($100 par value) issued and outstanding 31,098 and 33,899 shares	3,109,819	3,389,863
Retained earnings:
Unrestricted	465,134	430,774
Restricted	13,566	4,566
Total retained earnings	478,700	435,340
AOCI (Note 12)	(78,586)	(162,365)
Total capital	3,509,933	3,662,838
Total liabilities and capital	$56,052,237	$51,994,286

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$45,000	$15,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,338	911
Change in net fair value adjustment on derivative and hedging activities	24,640	65,367
Net OTTI credit losses	10,838	31,356
Other adjustments	114	(3,326)
Net change in:
Trading securities	250,440	1,374
Accrued interest receivable	9,040	12,872
Other assets	1,206	(1,602)
Accrued interest payable	(4,743)	(16,885)
Other liabilities(1)	1,208	36,754
Total adjustments	302,081	126,821
Net cash provided by operating activities	$347,081	$142,042
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $10,685 and $1,329 to other FHLBanks for mortgage loan program)	$46,834	$8,515
Securities purchased under agreements to resell	(1,915,000)	—
Federal funds sold	1,250,000	(50,000)
Premises, software and equipment, net	(1,809)	(1,836)
AFS securities:
Proceeds (includes $138,461 from sales of AFS securities in 2011)	1,199,827	445,677
Purchases	(2,374,812)	(655,630)
HTM securities:
Net change in short-term	(850,000)	(400,000)
Proceeds from long-term	790,858	1,421,037
Purchases of long-term	—	(814,687)
Advances:
Proceeds	80,848,993	44,155,428
Made	(83,967,159)	(41,430,267)
Mortgage loans held for portfolio:
Proceeds	478,046	458,051
Purchases	(217,948)	(119,266)
Net cash (used in) provided by investing activities	$(4,712,170)	$3,017,022

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)
(continued)

	Six Months Ended June 30,
(in thousands)	2012	2011
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$15,712	$18,563
Net payments for derivative contracts with financing element	(31,364)	(39,020)
Net proceeds from issuance of consolidated obligations:
Discount notes	180,216,655	61,804,322
Bonds (none from other FHLBanks)	13,783,809	9,362,112
Payments for maturing and retiring consolidated obligations:
Discount notes	(174,878,608)	(64,069,191)
Bonds	(14,968,585)	(8,585,459)
Proceeds from issuance of capital stock	159,119	44,682
Payments for repurchase/redemption of mandatorily redeemable capital stock	(21,152)	(3,408)
Payments for repurchase/redemption of capital stock	(255,958)	(366,960)
Cash dividends paid	(1,640)	—
Net cash provided by (used in) financing activities	$4,017,988	$(1,834,359)
Net (decrease) increase in cash and cash equivalents	$(347,101)	$1,324,705
Cash and cash equivalents at beginning of the period	634,278	143,393
Cash and cash equivalents at end of the period	$287,177	$1,468,098
Supplemental disclosures:
Interest paid	$307,120	$364,733
AHP payments, net	1,706	2,550
REFCORP assessments, net	—	(36,929)
Transfers of mortgage loans to real estate owned	11,379	8,599
Non-cash transfer of OTTI HTM securities to AFS	11,268	90,925
Note:
(1)Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2010	39,869	$3,986,932	$397,291	$—	$397,291	$(223,341)	$4,160,882
Proceeds from sale of capital stock	447	44,682	—	—	—	—	44,682
Repurchase/redemption of capital stock	(3,669)	(366,960)	—	—	—	—	(366,960)
Net shares reclassified to mandatorily redeemable capital stock	(7)	(665)	—	—	—	—	(665)
Comprehensive income	—	—	15,221	—	15,221	91,288	106,509
June 30, 2011	36,640	$3,663,989	$412,512	$—	$412,512	$(132,053)	$3,944,448

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2011	33,899	$3,389,863	$430,774	$4,566	$435,340	$(162,365)	$3,662,838
Proceeds from sale of capital stock	1,591	159,119	—	—	—	—	159,119
Repurchase/redemption of capital stock	(2,560)	(255,958)	—	—	—	—	(255,958)
Net shares reclassified to mandatorily redeemable capital stock	(1,832)	(183,205)	—	—	—	—	(183,205)
Comprehensive income	—	—	36,000	9,000	45,000	83,779	128,779
Cash dividends	—	—	(1,640)	—	(1,640)	—	(1,640)
June 30, 2012	31,098	$3,109,819	$465,134	$13,566	$478,700	$(78,586)	$3,509,933

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

All members must purchase stock in the Bank. The amount of capital stock members own is based on outstanding advances, letters of credit, membership asset value, and principal balance of residential mortgage loans previously sold to the Bank. The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 13 for additional information.

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

The accounting and financial reporting policies of the Bank conform to U.S. Generally Accepted Accounting Principles (GAAP). Preparation of the unaudited financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses. Actual results could differ from those estimates. In addition, from time to time certain amounts in the prior period may be reclassified to conform to the current presentation. These reclassifications did not have a material impact on the Bank's Statement of Condition or Statement of Income. In the opinion of management, all normal recurring adjustments have been included for a fair statement of this interim financial information. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2011 included in the Bank's 2011 Annual Report on Form 10-K (2011 Form 10-K).

Notes to Financial Statements (continued)

Note 1 – Accounting Adjustments, Changes in Accounting Principle and Recently Issued Accounting Standards and Interpretations

Reconsideration of Effective Control for Repurchase Agreements. During April 2011, the Financial Accounting Standards Board (FASB) issued guidance to improve the identification of repurchase transactions as sales or secured borrowings by modifying the requirements to assess effective control. The FASB removed the criterion requiring the transferor to have the ability to repurchase or redeem financial assets on substantially the same terms and removed the requirement of the transferor to possess adequate collateral to fund the cost of purchasing replacement financial assets. The guidance was effective for the Bank beginning January 1, 2012 and was applied prospectively. The Bank's adoption of this guidance had no impact on its Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the FHFA issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02), effective on the date of issuance. AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The Bank is currently assessing the effect of this advisory bulletin and has not yet determined the effect that this guidance will have on its Statement of Income, Statement of Comprehensive Income, Statement of Condition, or Statement of Cash Flows.

Presentation of Comprehensive Income. During June and December 2011, the FASB issued guidance to increase the prominence of items reported in comprehensive income as part of the convergence project. The guidance requires non-owner changes in equity to be reported in either a single continuous statement of comprehensive income, or in two consecutive statements that separately present total net income and total comprehensive income. It does not change the accounting for other comprehensive income or the calculation of earnings per share. The Bank adopted this guidance beginning with its first quarter 2012 financial statements and has applied it retrospectively. See the Statement of Comprehensive Income in the Bank's Financial Statements.

The following pronouncements have impacted, or will impact, the Bank's financial disclosures but will have no impact on its Statement of Income or Statement of Condition.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). During May 2011, the FASB issued guidance to substantially converge the definition of fair value and related disclosure requirements, but not when fair value accounting is applied. The guidance includes additional disclosure requirements around Level 3 inputs and an increased requirement to report all instruments measured or disclosed at fair value within the fair value hierarchy. The guidance was effective for the Bank beginning January 1, 2012 and was applied prospectively. The Bank's adoption of this guidance had no impact on the Bank's Statement of Income and Statement of Condition, but resulted in additional disclosure in Note 14 to the Financial Statements.

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

Notes to Financial Statements (continued)

Note 3 – Trading Securities

The following table presents trading securities as of June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012	December 31, 2011
TLGP investments	$—	$250,080
U.S. Treasury bills	729,951	729,994
Mutual funds offsetting deferred compensation	3,894	4,211
Total	$733,845	$984,285

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $4.0 million and $4.3 million at June 30, 2012 and December 31, 2011, respectively.

The following table presents net gains (losses) on trading securities for the second quarter and the first six months of 2012 and 2011.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2012	2011	2012	2011
Net unrealized gains on trading securities held at period-end	$129	$10	$241	$202
Net realized (losses) on securities sold/matured during the period	(418)	(39)	(95)	(64)
Net gains (losses) on trading securities	$(289)	$(29)	$146	$138

Note 4 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of June 30, 2012 and December 31, 2011.

	June 30, 2012
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
Other U.S. obligations	21,000	—	—	(75)	20,925
GSE securities	974,990	—	12	(1,255)	973,747
State and local agency obligations	12,995	—	—	(316)	12,679
Total non-MBS	$1,010,978	$—	$17	$(1,646)	$1,009,349
MBS:
GSE residential MBS	$3,063,727	$—	$21,059	$(391)	$3,084,395
Private label MBS:
Private label residential MBS	1,569,922	(101,935)	6,948	(969)	1,473,966
HELOCs	15,926	(1,615)	63	—	14,374
Total private label MBS	1,585,848	(103,550)	7,011	(969)	1,488,340
Total MBS	$4,649,575	$(103,550)	$28,070	$(1,360)	$4,572,735
Total AFS securities	$5,660,553	$(103,550)	$28,087	$(3,006)	$5,582,084

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
GSE securities	900,000	—	574	—	900,574
Total non-MBS	$901,993	$—	$579	$—	$902,572
MBS:
GSE residential MBS	$1,801,193	$—	$6,849	$(901)	$1,807,141
Private label MBS:
Private label residential MBS	1,796,969	(165,029)	3,601	(4,180)	1,631,361
HELOCs	18,215	(3,142)	—	—	15,073
Total private label MBS	1,815,184	(168,171)	3,601	(4,180)	1,646,434
Total MBS	$3,616,377	$(168,171)	$10,450	$(5,081)	$3,453,575
Total AFS securities	$4,518,370	$(168,171)	$11,029	$(5,081)	$4,356,147
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.
(2)Represents the noncredit portion of an OTTI recognized during the life of the security.

The mutual funds are held in a Rabbi trust to secure a portion of the Bank’s supplemental retirement obligation. This obligation was $3.8 million at both June 30, 2012 and December 31, 2011.

As of June 30, 2012, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $9.0 million and credit losses of $314.1 million, partially offset by OTTI-related accretion adjustments of $6.4 million. As of December 31, 2011, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $11.1 million and credit losses of $316.5 million, partially offset by OTTI-related accretion adjustments of $9.1 million.

The following table presents a reconciliation of the AFS OTTI loss recognized through accumulated comprehensive income (AOCI) to the total net noncredit portion of OTTI losses on AFS securities in AOCI as of June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012	December 31, 2011
Non-credit portion of OTTI losses	$(103,550)	$(168,171)
OTTI securities in an unrealized gain/loss position since their last OTTI credit charge	6,847	57
Net non-credit portion of OTTI losses on AFS securities in AOCI	$(96,703)	$(168,114)

Notes to Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of June 30, 2012 and December 31, 2011. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
Other U.S. obligations	$20,925	$(75)	$—	$—	$20,925	$(75)
GSE securities	873,745	(1,255)	—	—	873,745	(1,255)
State or local agency obligations	12,679	(316)	—	—	12,679	(316)
Total non-MBS	$907,349	$(1,646)	$—	$—	$907,349	$(1,646)
MBS:
GSE residential MBS	$468,148	$(391)	$—	$—	$468,148	$(391)
Private label:
Private label residential MBS	191,471	(2,734)	1,018,347	(100,170)	1,209,818	(102,904)
HELOCs	—	—	12,334	(1,615)	12,334	(1,615)
Total private label MBS	191,471	(2,734)	1,030,681	(101,785)	1,222,152	(104,519)
Total MBS	$659,619	$(3,125)	$1,030,681	$(101,785)	$1,690,300	$(104,910)
Total AFS securities	$1,566,968	$(4,771)	$1,030,681	$(101,785)	$2,597,649	$(106,556)

	December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
MBS:
GSE residential MBS	$844,628	$(901)	$—	$—	$844,628	$(901)
Private label:
Private label residential MBS	232,848	(11,150)	1,290,706	(158,059)	1,523,554	(169,209)
HELOCs	2,118	(45)	12,955	(3,097)	15,073	(3,142)
Total private label MBS	234,966	(11,195)	1,303,661	(161,156)	1,538,627	(172,351)
Total MBS	1,079,594	(12,096)	1,303,661	(161,156)	2,383,255	(173,252)
Total AFS securities	$1,079,594	$(12,096)	$1,303,661	$(161,156)	$2,383,255	$(173,252)
Note:
(1)Total unrealized losses equal the sum of "OTTI Recognized in AOCI" and "Gross Unrealized Losses" in the first two tables of this Note 4.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. The Bank transferred one private label MBS from HTM to AFS during the six months ended June 30, 2012 and four during the first six months of 2011. These securities had an OTTI credit loss recorded on them during the period in which they were transferred.

Notes to Financial Statements (continued)

The following table presents the information on the private label MBS transferred during the six months ended June 30, 2012 and 2011.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
March 31, 2012 transfers	$11,930	$(662)	$—	$—	$11,268
June 30, 2012 transfers	—	—	—	—	—
Total June 30, 2012 year-to-date transfers	$11,930	$(662)	$—	$—	$11,268
March 31, 2011 transfers	$93,622	$(2,697)	$—	$—	$90,925
June 30, 2011 transfers	—	—	—	—	—
Total June 30, 2011 year-to-date transfers	$93,622	$(2,697)	$—	$—	$90,925

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of June 30, 2012 and December 31, 2011 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$51,992	$52,000	$1,993	$1,998
Due after one year through five years	924,991	923,745	900,000	900,574
Due in more than ten years	33,995	33,604	—	—
AFS securities excluding MBS	1,010,978	1,009,349	901,993	902,572
MBS	4,649,575	4,572,735	3,616,377	3,453,575
Total AFS securities	$5,660,553	$5,582,084	$4,518,370	$4,356,147

Interest Rate Payment Terms.  The following table details interest payment terms at June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012	December 31, 2011
Amortized cost of AFS securities other than MBS:
Fixed-rate	$560,988	$751,993
Variable-rate	449,990	150,000
Total non-MBS	$1,010,978	$901,993
Amortized cost of AFS MBS:
Fixed-rate	$2,243,148	$2,145,595
Variable-rate	2,406,427	1,470,782
Total MBS	$4,649,575	$3,616,377
Total AFS securities	$5,660,553	$4,518,370
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

Notes to Financial Statements (continued)

Realized Gains and Losses on AFS Securities.  The following table provides a summary of proceeds, gross gains and gross losses on sales of AFS securities for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Proceeds from sale of AFS securities	$—	$138,461	$—	$138,461
Gross gains on AFS securities	—	7,278	—	7,278

Note 5 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of June 30, 2012 and December 31, 2011.

	June 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$2,850,000	$261	$—	$2,850,261
GSE securities	31,064	1,446	—	32,510
State or local agency obligations	267,109	5,371	(22,924)	249,556
Total non-MBS	$3,148,173	$7,078	$(22,924)	$3,132,327
MBS:
U.S. agency	$2,179,942	$12,758	$(84)	$2,192,616
GSE residential MBS	2,134,871	93,791	(572)	2,228,090
Private label MBS:
Private label residential MBS	1,399,304	6,198	(77,627)	1,327,875
HELOCs	14,970	—	(3,585)	11,385
Total private label MBS	1,414,274	6,198	(81,212)	1,339,260
Total MBS	$5,729,087	$112,747	$(81,868)	$5,759,966
Total HTM securities	$8,877,260	$119,825	$(104,792)	$8,892,293

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$2,000,000	$180	$—	$2,000,180
GSE securities	38,589	1,860	—	40,449
State or local agency obligations	278,704	2,668	(34,291)	247,081
Total non-MBS	$2,317,293	$4,708	$(34,291)	$2,287,710
MBS:
U.S. agency	$2,411,090	$11,273	$(91)	$2,422,272
GSE residential MBS	2,462,698	83,222	(1,939)	2,543,981
Private label MBS:
Private label residential MBS	1,624,190	4,173	(113,072)	1,515,291
HELOCs	17,574	—	(4,480)	13,094
Total private label MBS	1,641,764	4,173	(117,552)	1,528,385
Total MBS	$6,515,552	$98,668	$(119,582)	$6,494,638
Total HTM securities	$8,832,845	$103,376	$(153,873)	$8,782,348

Notes to Financial Statements (continued)

The following tables summarize the HTM securities with unrealized losses as of June 30, 2012 and December 31, 2011. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	June 30, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$153,651	$(22,924)	$153,651	$(22,924)
MBS:
U.S. agency	$84,195	$(84)	$—	$—	$84,195	$(84)
GSE residential MBS	—	—	106,376	(572)	106,376	(572)
Private label:
Private label residential MBS	46,752	(229)	901,115	(77,398)	947,867	(77,627)
HELOCs	—	—	11,385	(3,585)	11,385	(3,585)
Total private label MBS	46,752	(229)	912,500	(80,983)	959,252	(81,212)
Total MBS	$130,947	$(313)	$1,018,876	$(81,555)	$1,149,823	$(81,868)
Total	$130,947	$(313)	$1,172,527	$(104,479)	$1,303,474	$(104,792)

	December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$195,899	$(34,291)	$195,899	$(34,291)
MBS:
U.S. agency	$90,308	$(16)	$154,860	$(75)	$245,168	$(91)
GSE residential MBS	194,118	(208)	358,160	(1,731)	552,278	(1,939)
Private label:
Private label residential MBS	303,899	(3,718)	861,942	(109,354)	1,165,841	(113,072)
HELOCs	—	—	13,094	(4,480)	13,094	(4,480)
Total private label MBS	303,899	(3,718)	875,036	(113,834)	1,178,935	(117,552)
Total MBS	$588,325	$(3,942)	$1,388,056	$(115,640)	$1,976,381	$(119,582)
Total	$588,325	$(3,942)	$1,583,955	$(149,931)	$2,172,280	$(153,873)

Securities Transferred. During the first six months of 2012 and 2011, the Bank transferred certain private label MBS from HTM to AFS. See Note 4 for additional information.

Notes to Financial Statements (continued)

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of June 30, 2012 and December 31, 2011 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	June 30, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$2,851,740	$2,852,030	$2,000,000	$2,000,180
Due after one year through five years	31,384	32,843	41,594	43,528
Due after five years through ten years	8,069	8,102	7,420	7,159
Due after ten years	256,980	239,352	268,279	236,843
HTM securities excluding MBS	3,148,173	3,132,327	2,317,293	2,287,710
MBS	5,729,087	5,759,966	6,515,552	6,494,638
Total HTM securities	$8,877,260	$8,892,293	$8,832,845	$8,782,348

At June 30, 2012 and December 31, 2011, the amortized cost of the Bank’s MBS classified as HTM included net purchased discounts of $0.8 million and $2.3 million, respectively.

Interest Rate Payment Terms. The following table details interest rate payment terms at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
(in thousands)
Amortized cost of HTM securities other than MBS:
Fixed-rate	$2,971,598	$2,136,243
Variable-rate	176,575	181,050
Total non-MBS	$3,148,173	$2,317,293
Amortized cost of HTM MBS:
Fixed-rate	$2,051,471	$2,437,697
Variable-rate	3,677,616	4,077,855
Total HTM MBS	$5,729,087	$6,515,552
Total HTM securities	$8,877,260	$8,832,845
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

Realized Gains and Losses on HTM Securities. There were no sales of HTM securities and, therefore, no realized gains or losses on sales for during the six months ended June 30, 2012 or 2011.

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

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. These alternative procedures include using a proxy bond’s loan level results to allocate loan level cash flows, a qualitative analysis of government agency loan-level guarantee, or different models for HELOCs. Securities evaluated using alternative procedures during the second quarter were not significant to the Bank, as they represented approximately 5% of the par balance of private label MBS at June 30, 2012.

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

The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget (OMB); as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 6.0% over the nine month period beginning April 1, 2012. For the vast majority of markets where further home price declines are anticipated, the

Notes to Financial Statements (continued)

declines are projected to range from 1% to 4%. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market.

Recovery Ranges of Housing Price Change
Months	Annualized Rates %
1 - 6	0.0%	-	2.8%
7 - 18	0.0%	-	3.0%
19 - 24	1.0%	-	4.0%
25 - 30	2.0%	-	4.0%
31 - 42	2.0%	-	5.0%
43 - 66	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

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

There are four insurers wrapping the Bank’s HELOC investments. The financial guarantee from AGMC (formerly Financial Services Assurance Corp.) is considered sufficient to cover all future claims. The Bank has placed no reliance on the financial guarantee from FGIC and AMBAC. The Bank established a burnout period ending September 30, 2012 for MBIA Insurance Corporation. The Bank monitors this insurer and as facts and circumstances change, the burnout period could significantly change.

For those securities for which an OTTI credit loss was determined to have occurred during the three months ended June 30, 2012 (that is, a determination was made that the entire amortized cost basis will not likely be recovered), the following tables present a summary of the significant inputs used to measure the amount of the last credit loss recognized in earnings during the three months ended June 30, 2012 as well as the related credit enhancement (CE). CE is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss. The CUSIP classification (Prime, Alt-A and subprime) is based on the classification as determined by the first model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance.

Notes to Financial Statements (continued)

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates				Default Rates				Loss Severities				Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %
Prime:
2006	7.5	6.9	-	9.6	33.8	20.0	-	38.4	40.1	36.3	-	43.3	4.8	2.4	-	7.0
Alt-A:
2004 and prior	12.3			12.3	28.5			28.5	44.8			44.8	9.7			9.7
Subprime
2004 and prior	5.8			5.8	37.1			37.1	65.9			65.9	11.1			11.1
Total Residential MBS - OTTI	8.0	5.8	-	12.3	33.2	20.0	-	38.4	40.8	36.3	-	65.9	5.4	2.4	-	11.1

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of June 30, 2012. The top portion of the table below summarizes the Bank’s securities as of June 30, 2012 for which an OTTI has been recognized during the second quarter 2012 and during the life of the security. The bottom portion of the table includes AFS securities on which an OTTI was not taken so that the table reflects the entire AFS private label MBS portfolio balance.

	OTTI Recognized During the Three Months Ended June 30, 2012			OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$265,816	$238,601	$227,274	$943,888	$819,846	$799,902
Alt-A	32,295	30,984	26,961	940,606	744,597	669,501
Subprime	2,518	1,422	1,311	2,518	1,422	1,311
HELOCs	—	—	—	22,393	15,926	14,374
Total OTTI securities	300,629	271,007	255,546	1,909,405	1,581,791	1,485,088
Private label MBS with no OTTI	1,612,833	1,314,841	1,232,794	4,057	4,057	3,252
Total AFS private label MBS	$1,913,462	$1,585,848	$1,488,340	$1,913,462	$1,585,848	$1,488,340
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.

The tables below summarize the impact of OTTI credit and noncredit losses recorded on AFS investment securities for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(3,258)	$2,118	$(1,140)	$(8,484)	$6,293	$(2,191)
Alt-A	(317)	317	—	(947)	947	—
Subprime	(84)	84	—	(323)	323	—
HELOCs	—	—	—	(1,084)	1,084	—
Total OTTI on private label MBS	$(3,659)	$2,519	$(1,140)	$(10,838)	$8,647	$(2,191)

Notes to Financial Statements (continued)

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(2,819)	$2,819	$—	$(10,195)	$7,076	$(3,119)
Alt-A	(7,496)	7,496	—	(20,390)	20,390	—
Subprime	(87)	87	—	(134)	134	—
HELOCs	(442)	442	—	(637)	637	—
Total OTTI on private label MBS	$(10,844)	$10,844	$—	$(31,356)	$28,237	$(3,119)

The following tables present the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and six months ended June 30, 2012 and 2011.

	2012
(in thousands)	Three Months Ended June 30	Six Months Ended June 30
Beginning balance	$327,952	$322,589
Additions:
Credit losses for which OTTI was not previously recognized	—	74
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	3,659	10,764
Reductions:
Securities sold and matured during the period	—	—
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(2,674)	(4,490)
Ending balance	$328,937	$328,937

	2011
(in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
Beginning balance	$334,984	$317,344
Additions:
Credit losses for which OTTI was not previously recognized	—	641
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	10,844	30,715
Reductions:
Securities sold and matured during the period	(30,687)	(30,687)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(2,249)	(5,121)
Ending balance	$312,892	$312,892
Notes:
(1) For the three months ended June 30, 2012 and 2011, OTTI "previously recognized" represents securities that were impaired prior to April 1, 2012 and 2011. For the six months ended June 30, 2012 and 2011, OTTI "previously recognized" represents securities that were impaired prior to January 1, 2012 and 2011.
(2) This activity represents the increase in cash flows recognized in interest income during the period.

All Other AFS and HTM Investments. At June 30, 2012, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not

Notes to Financial Statements (continued)

that the Bank would be required to sell the security before its anticipated recovery. As a result, the Bank did not consider any of the following investments to be other-than-temporarily impaired at June 30, 2012.

State and Local Housing Finance Agency Obligations. The Bank has determined that all unrealized losses on these investments were temporary given the creditworthiness of the issuers and the underlying collateral.

Certificates of Deposit. The Bank evaluates the creditworthiness of the issuer to determine if an unrealized loss is temporary on certificates of deposit. At June 30, 2012 there were no unrealized losses on certificates of deposit.

Other U.S. Obligations and GSE Investments. For other U.S. obligations, GSE non-MBS investments and GSE MBS investments, the Bank has determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government was sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that as of June 30, 2012, all of these unrealized losses were temporary.

Note 7 – Advances

General Terms. The Bank offers a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics and optionality. Fixed-rate advances generally have maturities ranging from one day to 30 years. Variable-rate advances generally have maturities ranging from less than 30 days to 10 years, where the interest rates reset periodically at a fixed spread to LIBOR or other specified indices.

At June 30, 2012 and December 31, 2011, the Bank had advances outstanding, including AHP advances, with interest rates ranging from zero to 7.40%. AHP subsidized loans have interest rates ranging between zero and 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of June 30, 2012 and December 31, 2011.

(dollars in thousands)	June 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$18,972,737	0.82%	$14,129,734	1.12%
Due after 1 year through 2 years	1,698,684	2.89	2,614,149	2.89
Due after 2 years through 3 years	3,156,679	3.19	3,071,155	2.63
Due after 3 years through 4 years	3,736,847	4.19	3,560,115	4.05
Due after 4 years through 5 years	1,870,886	3.79	2,193,086	4.51
Thereafter	2,995,547	4.13	3,744,103	4.20
Total par value	32,431,380	2.03%	29,312,342	2.44%
Discount on AHP advances	(282)		(377)
Deferred prepayment fees	(15,334)		(16,653)
Hedging adjustments	1,201,418		1,309,489
Total book value	$33,617,182		$30,604,801

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow that Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable- to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At June 30, 2012 and December 31, 2011, the Bank had convertible advances outstanding of $3.4 billion and $4.0 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange

Notes to Financial Statements (continued)

for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At June 30, 2012 and December 31, 2011, the Bank had returnable advances of $6.0 billion and $1.0 billion, respectively.

The following table summarizes advances by year of contractual maturity or next call date or next convertible date as of June 30, 2012 and December 31, 2011.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Due in 1 year or less	$18,972,737	$14,129,734	$21,754,737	$17,478,985
Due after 1 year through 2 years	1,698,684	2,614,149	1,645,184	2,283,148
Due after 2 years through 3 years	3,156,679	3,071,155	3,107,179	2,922,405
Due after 3 years through 4 years	3,736,847	3,560,115	3,117,347	3,287,615
Due after 4 years through 5 years	1,870,886	2,193,086	624,886	1,044,586
Thereafter	2,995,547	3,744,103	2,182,047	2,295,603
Total par value	$32,431,380	$29,312,342	$32,431,380	$29,312,342

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012	December 31, 2011
Fixed rate – overnight	$312,700	$588,583
Fixed rate – term:
Due in 1 year or less	18,660,037	13,487,574
Thereafter	11,194,857	12,483,536
Total fixed rate	30,167,594	26,559,693
Variable rate:
Due in 1 year or less	—	53,577
Thereafter	2,263,786	2,699,072
Total variable rate	2,263,786	2,752,649
Total par value	$32,431,380	$29,312,342

At June 30, 2012 and December 31, 2011, 32.7% and 39.1%, respectively, of the Bank's fixed-rate advances were swapped to a floating rate. At June 30, 2012 and December 31, 2011, 39.8% and 32.7%, respectively, of the Bank's variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of June 30, 2012, the Bank had advances of $24.7 billion outstanding to its five largest borrowers, which represented 76.1% of total advances outstanding. Of these five, three had outstanding loan balances in excess of 10% of the total portfolio at June 30, 2012. As of December 31, 2011, the Bank had advances of $20.6 billion outstanding to the five largest borrowers, which represented 70.4% of total advances outstanding. Of these five, two had outstanding loan balances in excess of 10% of the total portfolio at December 31, 2011.

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

Notes to Financial Statements (continued)

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

The following table presents balances as of June 30, 2012 and December 31, 2011 for mortgage loans held for portfolio.

(in thousands)	June 30, 2012	December 31, 2011
Fixed medium-term single-family mortgages(1)	$556,504	$601,104
Fixed long-term single-family mortgages(1)	3,030,710	3,252,150
Total par value	3,587,214	3,853,254
Premiums	43,707	41,904
Discounts	(9,833)	(11,555)
Hedging adjustments	13,927	13,868
Total mortgage loans held for portfolio	$3,635,015	$3,897,471
Note:
(1)Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity as of June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012	December 31, 2011
Government-guaranteed/insured loans	$349,179	$345,346
Conventional loans	3,238,035	3,507,908
Total par value	$3,587,214	$3,853,254
Year of maturity
Due within one year	$202	$99
Due after one year through five years	12,351	5,006
Due after five years	3,574,661	3,848,149
Total par value	$3,587,214	$3,853,254

See Note 9 for information related to the Banks' credit risk on mortgage loans and allowance for credit losses.

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

Notes to Financial Statements (continued)

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

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At June 30, 2012 and December 31, 2011, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At June 30, 2012 and December 31, 2011, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings.

Based upon the collateral held as security, its credit extension, collateral policies, management's credit analysis and the repayment history on credit products, the Bank did not incur any credit losses on credit products during 2012 or 2011, or since inception. Accordingly, the Bank has not recorded any allowance for credit losses. Additionally, at June 30, 2012 and December 31, 2011, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

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

Mortgage Loans - Conventional MPF. The allowances for conventional loans are determined by analyses that include consideration of various data observations such as past performance, current performance, loan portfolio characteristics, collateral-related characteristics, industry data, and prevailing economic conditions. The measurement of the allowance for credit losses includes: (1) reviewing all residential mortgage loans at the individual master commitment level; (2) reviewing specifically identified collateral-dependent loans for impairment; and/or (3) reviewing homogeneous pools of residential mortgage loans.

The Bank's allowance for credit losses takes into consideration the CE fees associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally considers expected primary mortgage insurance (PMI), supplemental mortgage insurance (SMI), and other CE amounts. Any incurred losses that are expected to be recovered from the CE fees reduce the Bank's allowance for credit losses.

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating financial institution (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. At June 30, 2012 and December 31, 2011, the MPF

Notes to Financial Statements (continued)

exposure under the FLA was $31.9 million and $34.3 million respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $1.0 million and $1.2 million for the second quarter of 2012 and 2011, respectively, and $2.0 million and $2.4 million during the six months ended June 30, 2012 and 2011, respectively.

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

Individually Evaluated Mortgage Loans. The Bank evaluates certain mortgage loans for impairment individually. These loans are considered troubled debt restructurings (TDR) as discussed in the TDR section of this Note 9.

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

Notes to Financial Statements (continued)

Rollforward of Allowance for Credit Losses. Mortgage Loans. The following table presents a rollforward of the allowance for credit losses on conventional mortgage loans for the second quarter and the first six months of 2012 and 2011 as well as the recorded investment in conventional mortgage loans by impairment methodology at June 30, 2012 and 2011.

	2012
(in thousands)	Three Months Ended June 30	Six Months Ended June 30
Balance, beginning of period	$14,324	$14,344
Charge-offs	(129)	(355)
Provision (benefit) for credit losses	(129)	77
Balance, June 30	$14,066	$14,066
Ending balance, individually evaluated for impairment	$157
Ending balance, collectively evaluated for impairment	13,909
Total allowance for credit losses	$14,066
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$4,460
Collectively evaluated for impairment	3,290,817
Total recorded investment	$3,295,277

	2011
(in thousands)	Three Months Ended June 30	Six Months Ended June 30
Balance, beginning of period	$8,276	$3,150
Charge-offs	(161)	(161)
Provision for credit losses	1,035	6,161
Balance, June 30	$9,150	$9,150
Ending balance, individually evaluated for impairment	$—
Ending balance, collectively evaluated for impairment	9,150
Total allowance for credit losses	$9,150
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$—
Collectively evaluated for impairment	3,805,371
Total recorded investment	$3,805,371

Notes to Financial Statements (continued)

BOB Loans.  The following table presents a rollforward of the allowance for credit losses on BOB loans for the second quarter and first six months of 2012 and 2011, as well as the recorded investment in BOB loans by impairment methodology at June 30, 2012 and 2011.

	2012
(in thousands)	Three Months Ended June 30	Six Months Ended June 30
Balance, beginning of period	$2,573	$3,223
Charge-offs	(84)	(579)
Provision for credit losses	284	129
Balance, June 30	$2,773	$2,773
Ending balance, individually evaluated for impairment	$—
Ending balance, collectively evaluated for impairment	2,773
Total allowance for credit losses	$2,773
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$—
Collectively evaluated for impairment	16,124
Total recorded investment	$16,124

	2011
(in thousands)	Three Months Ended June 30	Six Months Ended June 30
Balance, beginning of period	$3,466	$5,753
Charge-offs	(439)	(563)
Provision (benefit) for credit losses	(29)	(2,192)
Balance, June 30	$2,998	$2,998
Ending balance, individually evaluated for impairment	$—
Ending balance, collectively evaluated for impairment	2,998
Total allowance for credit losses	$2,998
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$—
Collectively evaluated for impairment	18,072
Total recorded investment	$18,072

Notes to Financial Statements (continued)

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans. The tables below summarize the Bank's key credit quality indicators for mortgage and BOB loans at June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$50,631	$19,954	$—	$70,585
Past due 60-89 days	11,513	5,101	240	16,854
Past due 90 days or more	78,175	7,639	309	86,123
Total past due loans	$140,319	$32,694	$549	$173,562
Total current loans	3,154,958	327,032	15,575	3,497,565
Total loans	$3,295,277	$359,726	$16,124	$3,671,127
Other delinquency statistics:
In process of foreclosures, included above (2)	$57,657	$2,138	$—	$59,795
Serious delinquency rate (3)	2.4%	2.1%	1.9%	2.4%
Past due 90 days or more still accruing interest	$—	$7,639	$—	$7,639
Loans on nonaccrual status (4)	$81,973	$—	$549	$82,522

(in thousands)	December 31, 2011
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$60,998	$25,077	$332	$86,407
Past due 60-89 days	16,810	9,290	40	26,140
Past due 90 days or more	83,636	8,687	676	92,999
Total past due loans	$161,444	$43,054	$1,048	$205,546
Total current loans	3,402,834	311,648	16,341	3,730,823
Total loans	$3,564,278	$354,702	$17,389	$3,936,369
Other delinquency statistics:
In process of foreclosures, included above (2)	$60,533	$2,015	$—	$62,548
Serious delinquency rate (3)	2.4%	2.5%	3.9%	2.4%
Past due 90 days or more still accruing interest	$—	$8,687	$—	$8,687
Loans on nonaccrual status (4)	$87,488	$—	$1,148	$88,636
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

Real Estate Owned (REO). The Bank had $9.6 million and $9.8 million of REO in other assets at June 30, 2012 and December 31, 2011, respectively.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that otherwise would not have been considered had it not been for the economic or legal reasons related to the debtor's financial difficulties.

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

A TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying or decreasing the original contractual principal and interest, if applicable. All mortgage loans individually evaluated for impairment were considered TDRs at June 30, 2012, totaling $4.5 million.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for up to a one-year period. The credit loss is measured by factoring expected shortfalls incurred as of reporting date. There were no deferred BOB loans which were considered TDRs and individually evaluated for impairment at June 30, 2012.

TDR Modifications. The following table presents the pre-modification and post-modification recorded investment balance, as of the modification date, for all TDRs for the second quarter and the first six months of 2012.

	Three Months Ended June 30, 2012
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$298	$298
BOB loans	—	—
Total	$298	$298

	Six Months Ended June 30, 2012
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$961	$926
BOB loans	—	—
Total	$961	$926

Certain TDRs may experience a payment default, which the Bank considers to be a loan 60 days or more delinquent. Conventional MPF loans modified during the previous 12 months which experienced a payment default during the second quarter and first six months of 2012 were immaterial.

Notes to Financial Statements (continued)

Individually Evaluated Impaired Loans. At June 30, 2012 and December 31, 2011 only certain loans individually evaluated for impairment were considered impaired. The table below presents the recorded investment, unpaid principal balance and related allowance associated with these loans.

	June 30, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$509	$507	$—

With a related allowance:
Conventional MPF loans	$3,951	$3,924	$157

Total:
Conventional MPF loans	$4,460	$4,431	$157

	December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$645	$640	$—

With a related allowance:
Conventional MPF loans	$3,421	$3,410	$128
BOB loans	100	100	36

Total:
Conventional MPF loans	$4,066	$4,050	$128
BOB loans	100	100	36

The table below presents the average recorded investment of individually impaired loans and related interest income recognized. The Bank included the individually impaired loans as of the date on which they became a TDR. However, prior to third quarter 2011 conventional MPF loans were not accounted for as TDRs because they were deemed to be immaterial. Deferred BOB loans were deemed to be TDRs effective July 1, 2011. There were no loans individually assessed at June 30, 2011.

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$4,557	$64	$4,620	$132
BOB loans	—	—	17	—
Total	$4,557	$64	$4,637	$132

Purchases, Sales and Reclassifications. During the three and six months ended June 30, 2012 and 2011, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

Notes to Financial Statements (continued)

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

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments as of June 30, 2012 and December 31, 2011.

	June 30, 2012
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$28,281,637	$345,897	$1,215,139
Derivatives not in hedge accounting relationships:
Interest rate swaps	$2,450,839	$6,633	$8,757
Interest rate caps	1,466,750	2,090	—
Mortgage delivery commitments	22,897	244	4
Total derivatives not in hedge accounting relationships	$3,940,486	$8,967	$8,761
Total derivatives before netting and collateral adjustments	$32,222,123	$354,864	$1,223,900
Netting adjustments		(306,992)	(306,992)
Cash collateral and related accrued interest		(21,018)	(505,900)
Total collateral and netting adjustments(1)		(328,010)	(812,892)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$26,854	$411,008

	December 31, 2011
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$27,389,135	$368,159	$1,306,235
Derivatives not in hedge accounting relationships:
Interest rate swaps	$2,241,681	$1,378	$7,029
Interest rate caps	1,466,750	4,146	15
Mortgage delivery commitments	13,984	158	8
Total derivatives not in hedge accounting relationships	$3,722,415	$5,682	$7,052
Total derivatives before netting and collateral adjustments	$31,111,550	$373,841	$1,313,287
Netting adjustments		(329,297)	(329,297)
Cash collateral and related accrued interest		(8,288)	(542,015)
Total collateral and netting adjustments(1)		(337,585)	(871,312)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$36,256	$441,975
Note:
(1)Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2012	2011	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps - fair value hedge ineffectiveness	$(708)	$(92)	$1,962	$752
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(3,797)	$426	$(1,425)	$173
Interest rate caps or floors	(1,591)	(1,728)	(2,041)	(2,159)
Net interest settlements	(409)	(35)	(1,390)	327
Mortgage delivery commitments	1,654	658	2,045	791
Other	3	34	8	223
Total net gains (losses) related to derivatives not designated as hedging instruments	$(4,140)	$(645)	$(2,803)	$(645)
Net gains (losses) on derivatives and hedging activities	$(4,848)	$(737)	$(841)	$107

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the second quarter and the first six months of 2012 and 2011.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Three Months Ended June 30, 2012
Hedged item type:
Advances	$(8,105)	$6,935	$(1,170)	$(96,676)
Consolidated obligations – bonds	7,524	(7,062)	462	46,750
Total	$(581)	$(127)	$(708)	$(49,926)
Six months ended June 30, 2012
Hedged item type:
Advances	$82,360	$(81,624)	$736	$(196,226)
Consolidated obligations – bonds	(15,091)	16,317	1,226	86,347
Total	$67,269	$(65,307)	$1,962	$(109,879)

Notes to Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Three Months Ended June 30, 2011
Hedged item type:
Advances	$(116,586)	$115,440	$(1,146)	$(124,375)
Consolidated obligations – bonds	90,011	(88,957)	1,054	56,038
Total	$(26,575)	$26,483	$(92)	$(68,337)
Six Months Ended June 30, 2011
Hedged item type:
Advances	$44,598	$(44,194)	$404	$(252,769)
Consolidated obligations – bonds	15,811	(15,463)	348	116,906
Total	$60,409	$(59,657)	$752	$(135,863)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during 2012 or 2011. As of June 30, 2012, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months, as well as the losses reclassified from AOCI into income, were not material.

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

(in thousands)	June 30, 2012	December 31, 2011
Credit risk exposure(1)	$47,872	$44,544
Less:
Cash collateral	21,018	8,288
Exposure net of collateral	$26,854	$36,256
Note:
(1) Includes net accrued interest receivable of $4.9 million and $3.1 million at June 30, 2012 and December 31, 2011, respectively.

Generally, the Bank’s ISDA agreements contain provisions that require the Bank to post additional collateral with its

Notes to Financial Statements (continued)

counterparties if there is deterioration in its credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at June 30, 2012 was $916.9 million for which the Bank has posted cash and securities collateral with a fair value of approximately $842.0 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $60.2 million of collateral to its derivative counterparties at June 30, 2012.

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
The following table details interest rate payment terms for consolidated obligation bonds as of June 30, 2012 and December 31, 2011.

	June 30,	December 31,
(in thousands)	2012	2011
Par value of consolidated bonds:
Fixed-rate	$31,144,630	$34,298,965
Step-up	2,193,000	215,000
Floating-rate	610,000	620,000
Total par value	33,947,630	35,133,965
Bond premiums	110,116	125,933
Bond discounts	(20,790)	(23,290)
Hedging adjustments	344,204	376,428
Total book value	$34,381,160	$35,613,036

At June 30, 2012 and December 31, 2011, 53.0% and 52.6%, respectively, of the Banks' fixed-rate bonds were swapped to a floating rate and 1.6% and 3.2%, respectively, of the Banks' variable-rate bonds were swapped to a different variable-rate index.

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$13,021,100	1.16%	$15,402,750	1.02%
Due after 1 year through 2 years	6,823,525	2.14	4,692,105	2.58
Due after 2 years through 3 years	4,706,740	2.86	3,673,570	2.87
Due after 3 years through 4 years	1,870,840	3.02	4,490,540	2.82
Due after 4 years through 5 years	1,525,150	2.90	1,588,490	3.40
Thereafter	4,597,190	2.83	3,104,090	4.04
Index amortizing notes	1,403,085	4.54	2,182,420	4.65
Total par value	$33,947,630	2.14%	$35,133,965	2.25%

Notes to Financial Statements (continued)

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of June 30, 2012 and December 31, 2011.

	June 30,	December 31,
(in thousands)	2012	2011
Noncallable	$28,472,130	$32,250,465
Callable	5,475,500	2,883,500
Total par value	$33,947,630	$35,133,965

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of June 30, 2012 and December 31, 2011.

(in thousands) Year of Contractual Maturity or Next Call Date	June 30, 2012	December 31, 2011
Due in 1 year or less	$18,081,100	$17,205,750
Due after 1 year through 2 years	4,868,525	4,678,105
Due after 2 years through 3 years	4,738,240	3,612,070
Due after 3 years through 4 years	1,874,840	4,383,540
Due after 4 years through 5 years	1,130,150	1,383,490
Thereafter	1,851,690	1,688,590
Index amortizing notes	1,403,085	2,182,420
Total par value	$33,947,630	$35,133,965

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of June 30, 2012 and December 31, 2011.

	June 30,	December 31,
(dollars in thousands)	2012	2011
Book value	$16,262,691	$10,921,498
Par value	16,267,000	10,922,000
Weighted average interest rate (1)	0.12%	0.03%
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

At June 30, 2012, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements. At June 30, 2012 and December 31, 2011 all of the Bank's capital stock outstanding was Class B stock.

The following table demonstrates the Bank’s compliance with these capital requirements at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$978,219	$3,796,246	$1,062,070	$3,870,876
Total capital-to-asset ratio	4.0%	6.8%	4.0%	7.4%
Total regulatory capital	2,242,089	3,796,246	2,079,771	3,870,876
Leverage ratio	5.0%	10.2%	5.0%	11.2%
Leverage capital	2,802,612	5,694,369	2,599,714	5,806,313

The slight decline in the ratios from December 31, 2011 to June 30, 2012 is due to the repurchases of excess capital stock. When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On June 19, 2012, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended March 31, 2012. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position. The Finance Agency believes that the Bank's retained earnings are not sufficient and the poor quality of its private label MBS portfolio creates uncertainty about the Bank's earnings prospects and ability to build retained earnings at a satisfactory pace. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended June 30, 2012.

Capital Concentrations. The following table presents member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of June 30, 2012 and December 31, 2011.

(dollars in thousands)	June 30, 2012		December 31, 2011
Member(1)	Capital Stock	% of Total	Capital Stock	% of Total
Sovereign Bank, N.A., Wilmington, DE	$612,870	18.5%	$555,370	16.2%
PNC Bank, N.A., Wilmington, DE	367,007	11.1%	342,331	10.0%
Ally Bank, Midvale, UT	346,438	10.4%	383,865	11.2%
ING Bank, FSB, Wilmington, DE	334,250	10.1%	370,360	10.8%
Notes:
(1)For Bank membership purposes, principal place of business of Ally Bank is Horsham, PA. For PNC Bank, the principal place of business is Pittsburgh, PA.

Mandatorily Redeemable Capital Stock. Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank's capital stock. Shares cannot be purchased or sold except between an FHLBank and its members at its $100 per share par value, as mandated by each FHLBank's capital plan.

At June 30, 2012 and December 31, 2011, the Bank had $207.7 million and $45.7 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the quarter ended and six months ended June 30, 2012, estimated dividends on mandatorily redeemable capital stock totaling $53 thousand and $114 thousand, respectively, were recorded as interest expense. No dividends were paid on mandatorily redeemable stock during 2011.

Notes to Financial Statements (continued)

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the six months ended June 30, 2012 and 2011.

	Six Months Ended June 30
(in thousands)	2012	2011
Balance, beginning of the period	$45,673	$34,215
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	183,205	665
Redemption of mandatorily redeemable capital stock:
Withdrawals	—	(10)
Other redemptions (1)	(21,152)	(3,398)
Balance, end of the period	$207,726	$31,472
Note:
(1) Reflects the impact on mandatorily redeemable capital stock related to partial excess capital stock repurchases.

As of June 30, 2012, the total mandatorily redeemable capital stock reflected balances for 12 institutions. Two institutions were taken over by the FDIC and their charters were dissolved. One institution voluntarily dissolved its charter with OTS. Seven institutions were merged out of district and are considered nonmembers. One institution's charter was converted to an uninsured trust company, which is ineligible for membership. One institution has notified the Bank to voluntarily withdraw from membership and redeem their capital stock. These redemptions were not complete as of June 30, 2012.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at June 30, 2012 and December 31, 2011.

(in thousands)	June 30, 2012	December 31, 2011
Due in 1 year or less	$—	$—
Due after 1 year through 2 years	2,981	71
Due after 2 years through 3 years	21,878	3,276
Due after 3 years through 4 years	757	25,038
Due after 4 years through 5 years	182,110	17,288
Total	$207,726	$45,673

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

Dividends and Retained Earnings. As prescribed in the FHLBanks' JCEA as amended, upon full satisfaction of the REFCORP obligation, each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. On August 5, 2011, the Finance Agency certified that the FHLBanks fully satisfied their REFCORP obligation. Therefore, starting in third quarter of 2011, the Bank allocated 20% of its net income to a separate RRE account. At June 30, 2012, retained earnings were $478.7 million, including $465.1 million of unrestricted retained earnings and $13.6 million of RRE.

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

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. During 2011, the Bank did not pay a dividend. On February 23, 2012, April 30, 2012, and

Notes to Financial Statements (continued)

July 31, 2012, the Bank paid a dividend equal to an annual yield of 0.10%. The dividend was calculated on stockholders' average balances for the previous quarter.

The Bank has executed partial repurchases of excess capital stock since the fourth quarter of 2010. The total amount of member excess capital stock at June 30, 2012 was $1.0 billion. The Bank repurchased approximately $278 million of excess capital stock in the first half of 2012. The Bank also repurchased approximately $200 million in excess capital stock on July 31, 2012.

The following table summarizes the changes in AOCI for the six months ended June 30, 2012 and 2011.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2011	$5,891	$(168,114)	$—	$286	$(428)	$(162,365)
Net unrealized gains	12,343	7,510	—	—	—	19,853
Noncredit component of OTTI losses	—	—	(662)	—	—	(662)
Net change in fair value of OTTI securities	—	55,254	—	—	—	55,254
Reclassification adjustment of noncredit OTTI losses included in net income	—	9,309	—	—	—	9,309
Noncredit OTTI losses transferred from HTM to AFS	—	(662)	662	—	—	—
Pension and post-retirement benefits	—	—	—	—	25	25
June 30, 2012	$18,234	$(96,703)	$—	$286	$(403)	$(78,586)

December 31, 2010	$(962)	$(222,533)	$—	$270	$(116)	$(223,341)
Net unrealized gains (losses)	(194)	10,714	—	—	—	10,520
Net change in fair value of OTTI securities	—	59,802	—	—	—	59,802
Noncredit component of OTTI losses	—	—	(2,697)	—	—	(2,697)
Reclassification adjustment of noncredit OTTI losses included in net income	—	30,934	—	—	—	30,934
Noncredit OTTI losses transferred from HTM to AFS	—	(2,697)	2,697	—	—	—
Reclassifications included in net income	—	(7,278)	—	15	—	(7,263)
Pension and post-retirement benefits	—	—	—	—	(8)	(8)
June 30, 2011	$(1,156)	$(131,058)	$—	$285	$(124)	$(132,053)

Notes to Financial Statements (continued)

Note 13 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	June 30,	December 31,
(in thousands)	2012	2011
Federal funds sold	$—	$200,000
Investments	191,020	201,670
Advances	24,217,253	20,708,461
Letters of credit	45,730	197,298
MPF loans	2,463,225	2,765,971
Deposits	2,990	22,697
Capital stock	1,793,011	1,792,872

The following table summarizes the Statement of Income effects corresponding to the related party member balances above.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Federal funds sold	$80	$27	$121	$73
Interest income on investments	460	619	1,017	1,276
Interest income on advances (1)	36,271	26,768	69,744	54,680
Prepayment fees on advances, net	198	—	210	—
Letters of credit fees	23	37	62	67
Interest income on MPF loans	33,850	42,669	70,397	87,549
Interest expense on deposits	1	3	1	9
Note:
(1) For the three and six months ended June 30, 2012, respectively, it includes contractual interest income of $120.7 million and $242.5 million, net interest settlements on derivatives in fair value hedge relationships of $(79.0) million and $(159.7) million and total amortization of basis adjustments of $(5.4) million and $(13.0) million. For the three and six months ended June 30, 2011, respectively, it includes contractual interest income of $131.3 million and $264.9 million, net interest settlements on derivatives in fair value hedge relationships of $(95.6) million and $(192.7) million and total amortization of basis adjustments of $(8.9) million and $(17.5) million.

The following table includes the MPF activity of the related party members.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Total MPF loan volume purchased	$25,850	$—	$31,575	$—

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2012	2011	2012	2011
Servicing fee expense	$180	$167	$355	$331
Interest income on MPF deposits	2	1	3	4

	June 30,	December 31,
(in thousands)	2012	2011
Interest-bearing deposits maintained with FHLBank of Chicago	$5,495	$16,180

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For the second quarter and first six months of 2012 and 2011, there was no borrowing or lending activity between the Bank and other FHLBanks.

Notes to Financial Statements (continued)

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the second quarter and the first six months of 2012 and 2011, there were no transfers of debt between the Bank and another FHLBank.

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the second quarter and the first six months of 2012 and 2011.

Additional discussions regarding related party transactions can be found in Note 19 to the audited financial statements in the Bank's 2011 Form 10-K.

Notes to Financial Statements (continued)

Note 14 – Estimated Fair Values

Fair value amounts, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at June 30, 2012 and December 31, 2011. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at June 30, 2012 and December 31, 2011 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table

	June 30, 2012						December 31, 2011
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$287,177	$287,177	$—	$—	$—	$287,177	$634,278	$634,278
Interest-bearing deposits	5,495	—	5,495	—	—	5,495	16,180	16,180
Securities purchased under agreement to resell	1,915,000	—	1,914,994	—	—	1,914,994	—	—
Federal funds sold	1,200,000	—	1,199,992	—	—	1,199,992	2,450,000	2,449,936
Trading securities	733,845	3,894	729,951	—	—	733,845	984,285	984,285
AFS securities	5,582,084	1,998	4,091,746	1,488,340	—	5,582,084	4,356,147	4,356,147
HTM securities	8,877,260	—	7,553,033	1,339,260	—	8,892,293	8,832,845	8,782,348
Advances	33,617,182	—	33,831,469	—	—	33,831,469	30,604,801	30,853,987
Mortgage loans held for portfolio, net	3,620,949	—	3,908,034	—	—	3,908,034	3,883,127	4,168,409
BOB loans, net	13,217	—	—	13,217	—	13,217	14,016	14,016
Accrued interest receivable	123,078	—	123,078	—	—	123,078	132,152	132,152
Derivative assets	26,854	—	354,864	—	(328,010)	26,854	36,256	36,256

Liabilities:
Deposits	$1,102,677	$—	$1,102,679	$—	$—	$1,102,679	$1,099,694	$1,099,715
Discount notes	16,262,691	—	16,263,113	—	—	16,263,113	10,921,498	10,921,703
Bonds	34,381,160	—	35,106,098	—	—	35,106,098	35,613,036	36,474,950
Mandatorily redeemable capital stock	207,726	207,779	—	—	—	207,779	45,673	45,673
Accrued interest payable	120,820	—	120,820	—	—	120,820	125,564	125,564
Derivative liabilities	411,008	—	1,223,900	—	(812,892)	411,008	441,975	441,975

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the six months ended June 30, 2012 and 2011.

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

Investment Securities – non-MBS. The Bank uses the income approach to determine the estimated fair value of non-MBS investment securities. The significant inputs include a market-observable interest rate curve and a discount spread, if applicable. The market-observable interest rate curves used by the Bank and the related instrument types they measure are as follows:

•	Treasury curve: US Treasury obligations

•	LIBOR Swap curve: certificates of deposit

•	CO curve: Government-sponsored enterprises, state and local agency, and other U.S. obligations

Investment Securities – MBS.  To value MBS holdings, the Bank obtains prices from four designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Bank. The Bank considers these inputs to be Level 2 inputs. However, based on the current lack of significant market activity for private label residential MBS, the Bank believes as of June 30, 2012 private label residential MBS inputs should be classified as Level 3.

Notes to Financial Statements (continued)

During the year, the Bank conducts reviews of the four pricing vendors to enhance its understanding of the vendors' pricing processes, methodologies and control procedures for agency and private label MBS. To the extent available, the Bank also reviews the vendors' independent auditors' reports regarding the internal controls over their valuation processes.

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

As an additional step, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of June 30, 2012 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of June 30, 2012, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for a majority of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Notes to Financial Statements (continued)

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

Commitments. The fair value of the Banks' commitments to extend credit for advances and letters of credit was immaterial at June 30, 2012 and December 31, 2011. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at June 30, 2012 and December 31, 2011.

	June 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$729,951	$—	$—	$729,951
Mutual funds offsetting deferred compensation	3,894	—	—	—	3,894
Total trading securities	$3,894	$729,951	$—	$—	$733,845
AFS securities:
Other U.S. obligations	$—	$20,925	$—	$—	$20,925
GSE securities	—	973,747	—	—	973,747
State and local Agency	—	12,679	—	—	12,679
Mutual funds partially securing employee benefit plan obligations	1,998	—	—	—	1,998
GSE residential MBS	—	3,084,395	—	—	3,084,395
Private label MBS:
Private label residential	—	—	1,473,966	—	1,473,966
HELOCs	—	—	14,374	—	14,374
Total AFS securities	$1,998	$4,091,746	$1,488,340	$—	$5,582,084
Derivative assets:
Interest rate related	$—	$354,620	$—	$(328,010)	$26,610
Mortgage delivery commitments	—	244	—	—	244
Total derivative assets	$—	$354,864	$—	$(328,010)	$26,854
Total assets at fair value	$5,892	$5,176,561	$1,488,340	$(328,010)	$6,342,783
Liabilities:
Derivative liabilities:
Interest rate related	$—	$1,223,896	$—	$(812,892)	$411,004
Mortgage delivery commitments	—	4	—	—	4
Total derivative liabilities (2)	$—	$1,223,900	$—	$(812,892)	$411,008

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$729,994	$—	$—	$729,994
TLGP investments	—	250,080	—	—	250,080
Mutual funds offsetting deferred compensation	4,211	—	—	—	4,211
Total trading securities	$4,211	$980,074	$—	$—	$984,285
AFS securities:
GSE securities	$—	$900,574	$—	$—	$900,574
Mutual funds partially securing employee benefit plan obligations	1,998	—	—	$—	$1,998
GSE residential MBS	—	1,807,141	—	—	1,807,141
Private label MBS:
Private label residential	—	—	1,631,361	—	1,631,361
HELOCs	—	—	15,073	—	15,073
Total AFS securities	$1,998	$2,707,715	$1,646,434	$—	$4,356,147
Derivative assets:
Interest rate related	$—	$373,683	$—	$(337,585)	$36,098
Mortgage delivery commitments	—	158	—	—	158
Total derivative assets	$—	$373,841	$—	$(337,585)	$36,256
Total assets at fair value	$6,209	$4,061,630	$1,646,434	$(337,585)	$5,376,688
Liabilities:
Derivative liabilities:
Interest rate related	$—	$1,313,279	$—	$(871,312)	$441,967
Mortgage delivery commitments	—	8	—	—	8
Total derivative liabilities (2)	$—	$1,313,287	$—	$(871,312)	$441,975
 Note:
(1)Amounts represent the effect of legally enforceable master netting agreements on derivatives that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 and 2 during the first six months of 2012 or 2011.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the first six months of 2012 and 2011. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Six Months Ended June 30, 2012	AFS Private Label MBS- HELOCs Six Months Ended June 30, 2012
Balance at January 1	$1,631,361	$15,073
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(3,187)	472
Net OTTI losses, credit portion	(9,680)	(1,084)
Net unrealized gains (losses) on AFS in OCI	(169)	—
Reclassification of non-credit portion included in net income	8,225	1,084
Net change in fair value on OTTI AFS in OCI	54,810	444
Unrealized gains (losses) on OTTI AFS and included in OCI	7,448	62
Purchases, issuances, sales, and settlements:
Settlements	(226,110)	(1,677)
Transfer of OTTI securities, from HTM to AFS	11,268	—
Balance at June 30	$1,473,966	$14,374
Total amount of losses for the years presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2012	$(12,866)	$(612)

(in thousands)	AFS Private Label MBS-Residential Six Months Ended June 30, 2011	AFS Private Label MBS-HELOCs Six Months Ended June 30, 2011
Balance at January 1	$2,200,438	$15,357
Total gains (losses) (realized/unrealized) included in:
Net gains on sale of AFS securities	7,278	—
Net OTTI losses, credit portion	(30,296)	(638)
AOCI	89,862	4,792
Purchases, issuances, sales, and settlements:
Sales	(132,362)	—
Settlements	(303,780)	(2,057)
Transfer of OTTI securities, from HTM to AFS	90,925	—
Balance at June 30	$1,922,065	$17,454
Total amount of losses for the years presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at June 30, 2011	$(30,296)	$(638)

During the first six months of 2012, the Bank transferred one private label MBS from its HTM portfolio to its AFS portfolio, in the period in which the OTTI charge was recorded. During the first six months of 2011, the Bank transferred 4 private label MBS from its held-to-maturity portfolio to its available-for-sale portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above. Further details, including the OTTI charges relating to this transfer and the rationale for the transfer, are presented in Notes 4 and 6 to the Financial Statements.

Notes to Financial Statements (continued)

Note 15 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	June 30, 2012			December 31, 2011
Notional amount	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding (1)	$6,485,852	$240,560	$6,726,412	$6,702,082
Commitments to fund additional advances and BOB loans	1,006,081	10,000	1,016,081	553,134
Commitments to fund or purchase mortgage loans	22,897	—	22,897	13,984
Unsettled consolidated obligation bonds, at par (2)	2,148,500	—	2,148,500	55,000
Notes:
(1) Includes approved requests to issue future standby letters of credit of $210.8 million and $126.3 million at June 30, 2012 and December 31, 2011, respectively.
(2) Includes $2.1 billion and $55.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at June 30, 2012 and December 31, 2011, respectively.

Commitments to Extend Credit on Standby Letters of Credit, Additional Advances and BOB Loans. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s Demand Deposit Account (DDA). Any remaining amounts not covered by the withdrawal from the member’s DDA are converted into a collateralized advance. The original terms of these standby letters of credit, including related commitments, range from less than one month to 4.5 years, including a final expiration in 2014. Commitments that legally bind and unconditionally obligate the Bank for additional advances, including BOB loans, may be outstanding for periods of up to two years.

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $574 thousand and $799 thousand as of June 30, 2012 and December 31, 2011, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at June 30, 2012 and December 31, 2011. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding at June 30, 2012 and December 31, 2011 of $7.1 billion and $7.3 billion, respectively.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $22.9 million and $14.0 million at June 30, 2012 and December 31, 2011, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of June 30, 2012, the Bank had pledged total collateral of $842.0 million, including cash of $505.8 million and securities that cannot be sold or repledged with a fair value of $336.2 million, to certain of its derivative counterparties. As of December 31, 2011, the Bank had pledged total collateral of $886.7 million, including cash of $542.0 million and securities that cannot be sold or repledged with a fair value of $344.7 million to certain of its derivative counterparties. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty. The Bank reported $ 336.2 million and $344.7 million of the collateral as trading securities as of June 30, 2012 and December 31, 2011 respectively.

Legal Proceedings. The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a material effect on its financial condition or results of operations.

Notes to Financial Statements (continued)

Notes 7, 10, 11, 12, and 13 also discuss other commitments and contingencies.

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of June 30, 2012.

Internal Control Over Financial Reporting

A new general ledger system was successfully implemented during the second quarter 2012. This system enhanced internal controls related to the financial close and reporting process. There were no other changes in internal control over financial reporting that occurred during the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

On September 23, 2009, the Bank filed two complaints in state court, the Court of Common Pleas of Allegheny County, Pennsylvania relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held 5.1% and 5.5% of the Bank’s capital stock as of June 30, 2012 and December 31, 2011 respectively.

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

The defendants in each of the private label MBS lawsuits discussed above filed motions to dismiss with the court. By order dated November 29, 2010, the court determined that the Bank's claims against the majority of defendants can continue and the litigation is in the discovery phase. Countrywide and J.P. Morgan defendants have filed motions for partial summary judgment, and a hearing on the motions was held on April 24, 2012.

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

As of June 30, 2012, the Bank was rated Aaa/Negative Outlook for unsecured long-term debt by Moody's and was rated AA+ with a negative outlook by S&P. These ratings reflect the benefit of the implicit support the FHLBanks receive from the U.S. government and are unchanged from the ratings as of December 31, 2011.

As of July 31, 2012, FHLBank System consolidated obligation bonds have been assigned Aaa/Negative Outlook and
AA+/Negative Outlook ratings by Moody's and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody's and S&P, respectively. All FHLBanks except the FHLBank of Seattle have been assigned a short-term rating of P-1 and A-1+ by Moody's and S&P, respectively, and a long-term rating of Aaa/Negative Outlook and AA+/Negative Outlook by Moody's and S&P, respectively. On July 31, 2012, S&P lowered the FHLBank of Seattle’s long-term issuer credit rating to AA/Negative Outlook from AA+/Negative Outlook. The FHLBank of Seattle’s short-term rating remains unchanged at A-1+.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3: Defaults upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

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

Date: August 8, 2012

By: /s/ Kristina K. Williams
Kristina K. Williams
Chief Operating Officer & Chief Financial Officer