Form 10-Q
period 2012-09-30
Federal Home Loan Bank of Pittsburgh
filed 2012-11-08
CIK 1330399

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
or
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

There were 30,718,377 shares of common stock with a par value of $100 per share outstanding at October 31, 2012.

FEDERAL HOME LOAN BANK OF PITTSBURGH

i.

PART I – FINANCIAL INFORMATION

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements contained in this Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the future of the Federal Home Loan Bank of Pittsburgh (the Bank), may be “forward-looking statements.” These statements may use forward-looking terms, such as “anticipates,” “believes,” “could,” “estimates,” “may,” “should,” “will,” or their negatives or other variations on these terms. The Bank cautions that, by their nature, forward-looking statements involve risk or uncertainty and that actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: economic and market conditions, including, but not limited to, real estate, credit and mortgage markets; volatility of market prices, rates, and indices; political, legislative, regulatory, litigation, or judicial events or actions; changes in assumptions used in the quarterly other-than-temporary impairment (OTTI) process; changes in the Bank's capital structure; changes in the Bank's capital requirements; membership changes; changes in the demand by Bank members for Bank advances; an increase in advances' prepayments; competitive forces, including the availability of other sources of funding for Bank members; changes in investor demand for consolidated obligations and/or the terms of interest rate exchange agreements and similar agreements; changes in the FHLBank System's debt rating or the Bank's rating; the ability of the Bank to introduce new products and services to meet market demand and to manage successfully the risks associated with new products and services; the ability of each of the other FHLBanks to repay the principal and interest on consolidated obligations for which it is the primary obligor and with respect to which the Bank has joint and several liability; applicable Bank policy requirements for retained earnings and the ratio of the market value of equity to par value of capital stock; the Bank's ability to maintain adequate capital levels (including meeting applicable regulatory capital requirements); business and capital plan adjustments and amendments; and timing and volume of market activity. This Management's Discussion and Analysis should be read in conjunction with the Bank's unaudited interim financial statements and notes and Risk Factors included in Part II, Item 1A of this Form 10-Q, as well as the Bank's 2011 Form 10-K (2011 Form 10-K), including Risk Factors included in Item 1A of that report.

Executive Summary

Overview. The economy showed signs of weakness throughout the third quarter of 2012 and continues to be hampered by weak job growth, although the unemployment rate dipped to 7.8% in September. Weak global demand combined with uncertain economic conditions domestically are expected to restrain the economy for the remainder of 2012. Consensus growth rates are now forecasting growth between 1.5% to 2.0% Gross Domestic Product (GDP) for the remainder of 2012. Recent data seem to indicate that many aspects of the economy are showing some signs of improvement despite the ongoing long-term concerns. It is uncertain whether the sovereign debt resolutions will provide long-term stability in Europe, but the markets have received the recent trends positively, pushing LIBOR rates lower. In addition to decreased concern over European sovereign debt and the corresponding banking crisis, mixed economic results in the third quarter of 2012 led to a slightly steeper yield curve as concerns over the long-term economic outlook continue, and Fed actions remained effective at keeping rates low.

The Bank's financial condition and results of operation are influenced by the interest rate environment, global and national economies, local economies within its three-state district, and the conditions in the financial, housing and credit markets. During the third quarter of 2012, the Bank's average advance portfolio increased approximately 32% from third quarter 2011, while net income rose to $33.0 million, compared with $11.9 million in third quarter 2011. In February, April and July 2012, the Bank declared quarterly dividends of 10 basis points (on an annualized basis) and repurchased a total of $477 million in excess capital stock. Based on these positive results, in October 2012 the Bank declared a quarterly dividend of 43 basis points on an annualized basis and repurchased $300 million of excess capital stock, up from $200 million in the previous quarter. The Bank has repurchased $1.7 billion in excess capital stock over the past nine quarters.

Interest Rate Environment. In mid-September 2012, the Federal Open Market Committee (FOMC) announced Quantitative Easing Part Three (QE3), which was more aggressive than market expectations. The FOMC also signaled the possibility of additional easing as it continues to closely monitor economic activity and job growth. In terms of the interest rate environment, benchmark U.S. Treasury rates remained relatively low throughout the third quarter, hitting lows in mid-July.

The QE3 announcement led to slightly higher rates and tighter swap spreads to U.S. Treasuries.

The interest rate environment significantly impacts the Bank's profitability. Net interest income is affected by several external factors, including market interest rate levels and volatility, credit spreads and the general state of the economy. To manage interest rate risk, a portion of the Bank's advances and debt have been hedged with interest-rate exchange agreements in which 3-month LIBOR is received (advances) or paid (debt). Short-term interest rates also directly affect the Bank's earnings on invested capital. The Bank expects its near-term ability to generate significant earnings on short-term investments will be limited in light of the Federal Reserve announcement regarding the Federal funds rate noted below. Finally, the Bank's mortgage-related assets make it sensitive to changes in mortgage rates. The Bank earns relatively narrow spreads between yields on assets (particularly advances, its largest asset) and the rates paid on corresponding liabilities.

With ample liquidity available in the domestic banking system, the effective rate on Federal funds remained in a narrow range and averaged approximately 14 basis points during the third quarter of 2012. If the Federal funds effective rate remains in this expected lower range, the Bank's earnings on capital will be negatively impacted as it continues to invest in short-term assets. The Federal Reserve has announced that it has decided to keep the target range for the Federal funds rate at zero to 25 basis points and anticipates that economic conditions are likely to warrant exceptionally low levels for the Federal funds rate at least through mid-2015.

The following table presents key market interest rates.

	3rd Quarter	2nd Quarter	3rd Quarter	Year-to-Date	Year-to-Date
	2012 Average	2012 Average	2011 Average	2012 Average	2011 Average
Federal funds effective rate	0.14%	0.15%	0.08%	0.13%	0.11%
3-month LIBOR	0.43%	0.47%	0.30%	0.47%	0.29%
2-year U.S. Treasury	0.26%	0.28%	0.28%	0.27%	0.50%
5-year U.S. Treasury	0.66%	0.78%	1.14%	0.78%	1.69%
10-year U.S. Treasury	1.63%	1.81%	2.40%	1.82%	3.01%
15-year mortgage current coupon (1)	1.34%	1.77%	2.44%	1.68%	3.01%
30-year mortgage current coupon (1)	2.32%	2.79%	3.49%	2.67%	3.93%
Notes:
(1)Simple average of Fannie Mae and Freddie Mac MBS current coupon rates.

Interest Rates and Yield Curve Shifts.  The Bank's earnings are affected not only by rising or falling interest rates but also the particular path and volatility of changes in market interest rates and the prevailing shape of the yield curve. The flattening of the yield curve tends to compress the Bank's net interest margin, while steepening of the curve offers better opportunities to purchase assets with wider net interest spreads. During the first nine months of 2012, the average short-term U.S. Treasury rates decreased modestly and 10-year Treasury rates remaining relatively flat. During the third quarter of 2012, the spread between 2-year and 10-year U.S. Treasuries decreased 16 basis points but still remained relatively wide at 137 basis points. In the third quarter of 2012, decreased credit concerns globally resulted in 3-month LIBOR declining 4 basis points, while 3-month U.S. Treasury bills increased 10 basis points.

The performance of the Bank's mortgage asset portfolios is particularly affected by shifts in the 10-year maturity range of the yield curve, which is the point that heavily influences mortgage rates and potential refinancings. Yield curve shape can also influence the pace at which borrowers refinance or prepay their existing loans, as borrowers may select shorter-duration mortgage products. Under normal historical circumstances, when rates decline, prepayments increase, resulting in accelerated accretion/amortization of any associated discounts/premiums. However, the Bank has not experienced prepayments at the level its models have predicted based on these interest rates. The Bank continues to adjust its prepayment estimates to more closely reflect actual activity. In addition, when higher coupon mortgage loans prepay, the unscheduled return of principal cannot be invested in assets with a comparable yield resulting in a decline in the aggregate yield on the remaining loan portfolio and a possible decrease in the net interest margin. Mortgage application and refinancing activities increased during the third quarter, hitting three-year highs in September.

The Federal Housing Finance Agency (Finance Agency), along with Fannie Mae and Freddie Mac, have announced a series of changes to the Home Affordable Refinance Program (HARP) in an effort to assist more eligible borrowers who can benefit from refinancing their home mortgage. Other federal agencies have implemented other programs during the past few years to prevent foreclosure (including the Home Affordable Modification Program and the Principal Reduction Alternative). In addition, for borrowers meeting certain criteria, the Bank offers a loan modification program for its Mortgage Partnership

Finance (MPF) Program. The Bank does not expect the HARP changes, the Bank's MPF loan modification program, or existing foreclosure prevention programs to have a significant impact on the Bank's mortgage portfolios. However, program execution and related changes as well as additional new programs at the state and federal level may alter this perspective.

The volatility of yield curve shifts may also have an effect on the Bank's duration of equity and the cost of maintaining duration within limits. Volatility in interest rates may cause management to take action to maintain compliance with these limits, even though a subsequent, sudden reversal in rates may make such hedges unnecessary. Volatility in interest rate levels and the shape of the yield curve may increase the cost of compliance with the Bank's duration limits. In the past few years, the typical cash flow variability of mortgage assets has become less pronounced. If this trend continues, the duration of assets could be extended and the cost to fund these assets could increase.

Housing Trends. Real estate is not contributing significantly to economic growth, but has displayed signs of stabilization. Home prices appear to be stabilizing nationally and construction activity has increased. Rates on 30-year mortgages have remained below 3.0% due in part to the FOMC actions. These low rates are expected to persist for the foreseeable future and should help support the housing market. Despite high unemployment, continued foreclosures, and large "shadow" inventory, housing is performing stronger than expected.

Results of Operations. During the third quarter 2012, the Bank recorded net income of $33.0 million, up $21.1 million from the third quarter 2011. This improvement was driven primarily by higher net interest income, gains on derivatives and hedging activities, and lower net OTTI credit losses on the Bank's private label MBS, partially offset by higher other expenses. Net interest income for the third quarter 2012 was $50.0 million, up $12.5 million compared to $37.5 million for third quarter 2011 and was primarily due to favorable funding costs and increased interest income related to advances. Net gains on derivatives and hedging activities were $3.5 million in third quarter 2012 compared to a net loss of $5.3 million in third quarter 2011. Net OTTI credit losses were $186 thousand in third quarter 2012 compared to $6.2 million for third quarter 2011. Partially offsetting these improvements, all other expense was $17.8 million for third quarter 2012, an increase from $12.2 million in third quarter 2011. In addition to both the impact of a nonrecurring gain from the sale of the Bank's stipulated Lehman claim and a reversal of incentive compensation expense in the third quarter of 2011, the increase in 2012 expenses in the comparison also reflected higher legal expenses related to the Bank's ongoing lawsuits against the issuers of certain private label mortgage backed securities (MBS), higher professional fees for consulting services and higher incentive compensation expense related to higher anticipated full year 2012 earnings.

Net Interest Income. The increase in net interest income was primarily driven by favorable funding costs and an increase in interest income on advances. These were partially offset by lower interest income from investments and mortgage loans held for portfolio. The net interest margin for third quarter 2012 increased 3 basis points to 33 basis points compared to third quarter 2011. As private label MBS which are generally higher-coupon assets pay down and otherwise decline, the Bank expects to replace such investments with lower-yielding, less risky agency and government-sponsored enterprise (GSE) MBS. In addition, the impact on net interest income of the runoff of higher-yielding mortgage loans was replaced by an increase in interest income related to higher advance balances during the third quarter of 2012.

Financial Condition. Advances. Advances totaled $37.7 billion at September 30, 2012 compared to $30.6 billion at December 31, 2011. The average advance portfolio balance also increased, up 32% from third quarter 2011. Demand for advances has increased primarily due to increased large member liquidity needs and attractive advance rates relative to other wholesale funding sources. Although the size of the advance portfolio increased during the first nine months of 2012, the average life of an advance has decreased. At September 30, 2012, nearly 52% of the par value of advances in the portfolio had a remaining maturity of one year or less, compared to 48% at December 31, 2011. A large portion of short-term advances has historically been rolled over upon maturity.

The ability to grow and/or maintain the advance portfolio is affected by, among other things, the following: (1) the liquidity demands of the Bank's borrowers; (2) the composition of the Bank's membership; (3) the Bank's liquidity position and how management chooses to fund the Bank; (4) current and future credit market conditions; (5) housing market trends; and (6) the shape of the yield curve.

Investments. At September 30, 2012, the Bank held $18.4 billion of total investment securities, including trading, available-for-sale (AFS) and held-to-maturity (HTM) investment securities as well as securities purchased under agreement to resell, interest-bearing deposits, and Federal funds sold. This total included $2.8 billion of private label MBS, of which $0.8 billion was rated "investment grade" and $2.0 billion was rated "below investment grade." The Bank has experienced overall improvement in the fair value of its private label MBS portfolio since the low point at the end of 2008. Prices can change for many reasons, and the Bank is unable to predict future prices on these investments. The balance of the private label MBS continues to decline due to paydowns; the Bank has not purchased any new private label MBS since 2007.

Consolidated Obligations of the FHLBank System. FHLBank System monthly bond trading volume averaged $34 billion during the third quarter of 2012. On a weighted average basis, when compared to 3-month LIBOR, monthly bond funding costs were relatively stable during July and August but deteriorated during September. During the third quarter of 2012, consolidated bonds outstanding fell $31 billion to $457 billion, while consolidated discount notes outstanding increased $21 billion to $217 billion.

The Bank's consolidated obligations totaled $54.6 billion at September 30, 2012, an increase of $8.1 billion since December 31, 2011. The increase in consolidated obligations was due to a $10.0 billion increase in discount notes, partially offset by a $1.9 billion decrease in bonds. At September 30, 2012, bonds represented 62% of the Bank's consolidated obligations, compared with 76% at December 31, 2011. Discount notes represented 38% of the Bank's consolidated obligations at the end of the third quarter 2012 compared with 24% at year-end 2011. As the maturities on advances have shortened, the Bank has shortened its maturities on consolidated obligations.

Capital Position and Regulatory Requirements. Total retained earnings at September 30, 2012 were $511.0 million, up from $435.3 million at year-end 2011 reflecting the Bank's net income for the first nine months of 2012 partially offset by dividends paid. Accumulated other comprehensive income (AOCI) related to the noncredit portion of OTTI losses on AFS securities improved from $(168.1) million at December 31, 2011 to $(7.2) million at September 30, 2012, primarily due to price appreciation and paydowns on the private label MBS portfolio.

In the Finance Agency's most recent determination, as of June 30, 2012, the Bank was deemed "adequately capitalized." In its determination, the Finance Agency expressed concerns regarding the Bank's capital position. The Finance Agency believes that the Bank's retained earnings are not sufficient and the poor quality of its private label MBS portfolio creates uncertainty about the Bank's earnings prospects and ability to build retained earnings at a satisfactory pace. The Finance Agency continues to monitor the Bank's capital adequacy. As provided for under the Finance Agency's final rule on FHLBank capital classification and critical capital levels, the Director of the Finance Agency has discretion to reclassify the Bank's capital classification even if the Bank meets or exceeds the regulatory requirements established. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2012. The Bank exceeded its risk-based, total and leverage capital requirements at September 30, 2012, as presented in the Capital Resources section of this Item 2.

The Bank measures capital adequacy with the key risk indicator Market Value of Equity to Par Value of Capital Stock (MV/CS). As of September 30, 2012, the floor established by the Board for this metric was 90.0%. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are required to be restricted. See the "Risk Governance" section of Risk Management in Item 7. Management's Discussion and Analysis in the Bank's 2011 Form 10-K for additional details.

Because the MV/CS ratio was 112.2% at September 30, 2012, above the floor of 90.0%, the Bank performed additional analysis of the adequacy of capital, taking into consideration the impact of potential excess capital stock repurchases and/or dividend payouts. As a result of the analysis, on October 31, 2012, the Bank executed a partial repurchase of excess capital stock and paid a dividend to members. The Bank repurchased the lesser of approximately 13% of each member's total stock or its excess stock. The total amount of excess capital stock repurchased was $300 million. This was the Bank's ninth consecutive quarter of excess capital stock repurchases. Additionally, on October 31, 2012, the Bank paid an annualized dividend of 43 basis points per share. This dividend was based on 3-month LIBOR and was the Bank's fourth consecutive quarterly dividend.

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

Financial Highlights

The Condensed Statement of Income data for the three and nine months ended September 30, 2012 and the Condensed Statement of Condition data as of September 30, 2012 are unaudited and were derived from the financial statements included in this Form 10-Q. Except for data as of December 31, 2011 and the three months then ended, the Condensed Statement of Income and Condensed Statement of Condition data for all other quarterly periods is unaudited and was derived from the applicable quarterly reports filed on Form 10-Q. The Condensed Statement of Condition data as of December 31, 2011 was derived from the audited financial statements in the Bank's 2011 Form 10-K. The Condensed Statement of Income data for the three months ended December 31, 2011 is unaudited and was derived from the Bank's 2011 Form 10-K.

Condensed Statement of Income

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions, except per share data)	2012	2012	2012	2011	2011
Net interest income	$50.0	$49.9	$42.2	$41.7	$37.5
Provision (benefit) for credit losses	(0.1)	—	0.1	3.7	2.4
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	(0.2)	(3.6)	(7.2)	(7.6)	(6.2)
Net gains (losses) on derivatives and hedging activities	3.5	(4.9)	4.0	(0.5)	(5.3)
Other, net	1.1	1.8	2.8	3.0	2.3
Total other noninterest income (loss)	4.4	(6.7)	(0.4)	(5.1)	(9.2)
Other expense	17.8	17.4	17.5	20.8	12.2
Income before assessments	36.7	25.8	24.2	12.1	13.7
AHP assessment	3.7	2.6	2.4	1.2	1.8
Net income	$33.0	$23.2	$21.8	$10.9	$11.9
Earnings per share (3)	$1.08	$0.76	$0.69	$0.32	$0.34

Dividends (4)	$0.7	$0.8	$0.9	$—	$—
Dividend payout ratio	2.32%	3.40%	3.91%	—	—
Return on average equity	3.74%	2.70%	2.51%	1.19%	1.23%
Return on average assets	0.22%	0.16%	0.16%	0.09%	0.09%
Net interest margin (5)	0.33%	0.36%	0.32%	0.34%	0.30%
Regulatory capital ratio (6)	6.30%	6.77%	7.03%	7.44%	8.45%
Total capital ratio (at period-end) (7)	6.04%	6.26%	6.48%	6.47%	8.05%
Total average equity to average assets	5.82%	6.09%	6.50%	7.37%	7.53%

Condensed Statement of Income

	Nine Months Ended
	September 30,	September 30,
(in millions, except per share data)	2012	2011
Net interest income	$142.1	$112.7
Provision for credit losses	—	6.3
Other noninterest income (loss):
Net OTTI losses, credit portion (1)	(11.0)	(37.5)
Net gains (losses) on derivatives and hedging activities	2.6	(5.2)
Net realized gains from sale of AFS securities	—	7.3
Other income, net	5.7	7.5
Total other noninterest loss	(2.7)	(27.9)
Other expense	52.7	44.2
Income before assessments	86.7	34.3
Assessments (2)	8.7	7.2
Net income	$78.0	$27.1
Earnings per share (3)	$2.52	$0.73

Dividends (4)	$2.4	$—
Dividend payout ratio	3.08%	—
Return on average equity	2.99%	0.91%
Return on average assets	0.18%	0.07%
Net interest margin (5)	0.34%	0.29%
Regulatory capital ratio (6)	6.30%	8.45%
Total capital ratio (at period-end) (7)	6.04%	8.05%
Total average equity to average assets	6.12%	7.58%
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
(3) Calculated based on net income.
(4) On February 23, 2012, April 30, 2012, and July 31, 2012, the Bank paid a dividend of 0.10% annualized.
(5) Net interest margin is net interest income before provision for credit losses as a percentage of average interest-earning assets.
(6) Regulatory capital ratio is the sum of period-end capital stock, mandatorily redeemable capital stock, and retained earnings as a percentage of total assets at period-end.
(7) Total capital ratio is capital stock plus retained earnings and AOCI as a percentage of total assets at period-end.

Condensed Statement of Condition

	September 30,	June 30,	March 31,	December 31,	September 30,
(in millions)	2012	2012	2012	2011	2011
Cash and due from banks	$246.7	$287.2	$198.0	$634.3	$195.7
Investments(1)	18,372.2	18,313.7	17,694.0	16,639.5	16,526.3
Advances	37,738.6	33,617.2	31,446.4	30,604.8	25,838.6
Mortgage loans held for portfolio, net(2)	3,579.1	3,620.9	3,726.6	3,883.1	4,031.2
Total assets	60,140.5	56,052.2	53,291.2	51,994.3	46,828.7
Consolidated obligations, net:
Discount notes	20,888.3	16,262.7	11,794.4	10,921.5	7,465.9
Bonds	33,665.5	34,381.2	35,709.3	35,613.0	33,657.3
Total consolidated obligations, net(3)	54,553.8	50,643.9	47,503.7	46,534.5	41,123.2
Deposits	1,054.9	1,102.7	1,275.5	1,099.7	1,222.7
Mandatorily redeemable capital stock	188.1	207.7	194.1	45.7	48.1
AHP payable	19.4	16.9	15.5	13.6	13.1
Total liabilities	56,509.4	52,542.3	49,838.3	48,331.4	43,057.6
Capital stock - putable	3,091.7	3,109.8	3,097.3	3,389.9	3,483.7
Restricted retained earnings	20.2	13.6	8.9	4.5	2.4
Unrestricted retained earnings	490.8	465.1	447.3	430.8	422.0
AOCI	28.4	(78.6)	(100.6)	(162.3)	(137.0)
Total capital	3,631.1	3,509.9	3,452.9	3,662.9	3,771.1
Notes:
(1) Includes trading, AFS and HTM investment securities, Federal funds sold, securities purchased under agreement to resell and interest-bearing deposits.
(2) Includes allowance for credit losses of $14.0 million at September 30, 2012, $14.1 million at June 30, 2012, $14.3 million at March 31, 2012 and December 31, 2011and $11.5 million at September 30, 2011.
(3) Aggregate FHLBank System-wide consolidated obligations (at par) were $674.5 billion, $685.2 billion, $658.0 billion, $691.9 billion, and $696.5 billion at September 30, 2012, June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011, respectively.

Adjusted Earnings. Adjusted earnings are considered to be a non-GAAP measurement. Results based on this definition of adjusted earnings are presented below.

Because of the nature of (1) OTTI credit charges and (2) other expense resulting from Lehman-related activity, the Bank believes that adjusting net income for these items, including applicable assessments, and evaluating these results as adjusted (which the Bank defines as "adjusted earnings") is important to understand how the Bank is performing with respect to its primary business operations and to provide meaningful comparisons to prior periods.

The Bank's primary business operations include the following: lending to members (advances); maintaining an investment portfolio for liquidity, derivative counterparty collateral, and earnings purposes; participating in the MPF Program by purchasing mortgage loans originated by or through members; offering other credit and noncredit products to members, including letters of credit, affordable housing grants, securities safekeeping, and deposit products and services; issuing consolidated obligations to fund the Bank's operations in these programs; and providing funding for housing and economic development in its district's communities.

Statement of Income
Reconciliation of GAAP Earnings to Non-GAAP Adjusted Earnings

	Three Months Ended September 30, 2012
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$50.0	$—	$50.0
Benefit for credit losses	(0.1)	—	(0.1)
Other noninterest income (loss):
Net OTTI losses, credit portion	(0.2)	0.2	—
Net gains on derivatives and hedging activities	3.5	—	3.5
Other income, net	1.1	—	1.1
Total other noninterest income	4.4	0.2	4.6
Other expense	17.8	—	17.8
Income before assessments	36.7	0.2	36.9
Assessments	3.7	—	3.7
Net income	$33.0	$0.2	$33.2
Earnings per share	$1.08	$0.01	$1.09

Return on average equity	3.74%	0.02%	3.76%
Return on average assets	0.22%	—%	0.22%

	Three Months Ended September 30, 2011
(in millions)	GAAP Earnings	Lehman Impact	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$37.5	$—	$—	$37.5
Provision for credit losses	2.4	—	—	2.4
Other noninterest income (loss):
Net OTTI losses, credit portion	(6.2)	—	6.2	—
Net losses on derivatives and hedging activities	(5.3)	—	—	(5.3)
Other income, net	2.3	—	—	2.3
Total other noninterest income (loss)	(9.2)	—	6.2	(3.0)
Other expense	12.2	1.9	—	14.1
Income (loss) before assessments	13.7	(1.9)	6.2	18.0
Assessments	1.8	(0.2)	0.6	2.2
Net income	$11.9	$(1.7)	$5.6	$15.8
Earnings per share	$0.34	$(0.05)	$0.16	$0.45

Return on average equity	1.23%	(0.17)%	0.58%	1.64%
Return on average assets	0.09%	(0.01)%	0.04%	0.12%

	Nine Months Ended September 30, 2012
(in millions)	GAAP Earnings	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$142.1	$—	$142.1
Other noninterest income (loss):
Net OTTI losses, credit portion	(11.0)	11.0	—
Net gains on derivatives and hedging activities	2.6	—	2.6
Other income, net	5.7	—	5.7
Total other noninterest income (loss)	(2.7)	11.0	8.3
Other expense	52.7	—	52.7
Income before assessments	86.7	11.0	97.7
Assessments	8.7	1.1	9.8
Net income	$78.0	$9.9	$87.9
Earnings per share	$2.52	$0.32	$2.84

Return on average equity	2.99%	0.38%	3.37%
Return on average assets	0.18%	0.03%	0.21%

	Nine Months Ended September 30, 2011
(in millions)	GAAP Earnings	Lehman Impact	Private Label MBS-OTTI Activity	Non-GAAP Adjusted Earnings
Net interest income	$112.7	$—	$—	$112.7
Provision for credit losses	6.3	—	—	6.3
Other noninterest income (loss):
Net OTTI losses, credit portion	(37.5)	—	37.5	—
Net losses on derivatives and hedging activities	(5.2)	—	—	(5.2)
Net realized gains on AFS securities	7.3	—	(7.3)	—
Other income, net	7.5	—	—	7.5
Total other noninterest income (loss)	(27.9)	—	30.2	2.3
Other expense	44.2	1.9	—	46.1
Income (loss) before assessments	34.3	(1.9)	30.2	62.6
Assessments	7.2	(0.2)	6.9	13.9
Net income (loss)	$27.1	$(1.7)	$23.3	$48.7
Earnings (loss) per share	$0.73	$(0.05)	$0.63	$1.31

Return on average equity	0.91%	(0.06)%	0.79%	1.64%
Return on average assets	0.07%	(0.01)%	0.06%	0.12%

Earnings Performance

The following is Management's Discussion and Analysis of the Bank's earnings performance for the third quarter and nine months ended September 30, 2012 and 2011, which should be read in conjunction with the Bank's unaudited interim financial statements included in this Form 10-Q as well as the audited financial statements included in Item 8. Financial Statements and Supplementary Financial Data in the Bank's 2011 Form 10-K.

Summary of Financial Results

Net Income and Return on Average Equity. The Bank recorded net income of $33.0 million for third quarter 2012, compared to $11.9 million for third quarter 2011. This improvement was driven primarily by higher net interest income, gains on derivatives and hedging activities, and lower net OTTI credit losses on the Bank's private label MBS portfolio. Net interest income was $50.0 million for third quarter 2012 compared to $37.5 million in third quarter 2011, an increase of $12.5 million. This increase was due to favorable funding costs and increased interest income related to advances, partially offset by lower interest income from investments and mortgage loans held for portfolio. Net gains on derivatives and hedging activities were $3.5 million in third quarter 2012 compared to a net loss of $5.3 million in third quarter 2011. Net OTTI credit losses were $186 thousand and $6.2 million for the three months ended September 30, 2012 and 2011, respectively. Partially offsetting these improvements, all other expense was $17.8 million for third quarter 2012, an increase from $12.2 million in third quarter 2011. The Bank's return on average equity for third quarter 2012 was 3.74% compared to 1.23% for third quarter 2011.

The Bank recorded net income of $78.0 million for the nine months ended September 30, 2012, compared to $27.1 million for the nine months ended September 30, 2011. This increase was driven primarily by higher net interest income, lower net OTTI credit losses, and gains on derivatives and hedging activities, partially offset by higher other expenses in 2012 and the impact of a non-recurring gain on the sale of an investment security in 2011. For the first nine months of 2012, net interest income was $142.1 million, an increase of $29.4 million from $112.7 million in the same prior-year period. Higher net interest income for the first nine months of 2012 reflected favorable funding costs and increased prepayment fees on advances and interest income on advances, partially offset by lower interest income from investments and mortgage loans held for portfolio. The OTTI losses were $11.0 million and $37.5 million for the nine months ended September 30, 2012 and 2011, respectively. Net gains on derivatives and hedging activities were $2.6 million for the first nine months of 2012 compared to a net loss of $5.2 million for the first nine months of 2011. Partially offsetting these improvements, all other expense increased to $52.7 million for the first nine months of 2012, from $44.2 million in the same period in 2011. The Bank's return on average equity for the first nine months of 2012 was 2.99% compared to 0.91% for the comparable prior year period.

Adjusted Earnings. As presented in Financial Highlights, adjusted earnings for the first nine months of 2012 and 2011 exclude the impact of OTTI charges and other expense resulting from Lehman-related activity, as applicable. For third quarter 2012, the Bank's adjusted earnings totaled $33.2 million, an increase of $17.4 million over third quarter 2011 adjusted earnings. The Bank's adjusted return on average equity was 3.76% for third quarter 2012 compared to 1.64% percent for third quarter 2011.

Adjusted earnings for the first nine months of 2012 and 2011 totaled $87.9 million and $48.7 million, respectively. The Bank's adjusted return on average equity was 3.37% for the first nine months of 2012 compared to 1.64% percent for the same prior year period.

Net Interest Income

The following tables summarize the yields on interest-earning assets, rates paid on interest-bearing liabilities, the average balance for each of the primary balance sheet classifications, and the net interest margin for the three and nine months ended September 30, 2012 and 2011.

Average Balances and Interest Yields/Rates Paid

	Three Months Ended September 30,
	2012			2011
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell(1)	$6,238.1	$2.3	0.14	$5,111.5	$0.7	0.06
Interest-bearing deposits(2)	469.8	0.2	0.15	494.6	0.1	0.08
Investment securities(3)	14,466.2	64.6	1.78	14,005.6	75.2	2.13
Advances(4)	34,861.2	68.3	0.78	26,433.7	61.2	0.92
Mortgage loans held for portfolio(5)	3,613.3	41.3	4.55	4,092.0	49.9	4.84
Total interest-earning assets	59,648.6	176.7	1.18	50,137.4	187.1	1.48
Allowance for credit losses	(16.7)			(12.0)
Other assets(6)	602.7			642.2
Total assets	$60,234.6			$50,767.6
Liabilities and capital:
Deposits (2)	$1,039.9	$0.1	0.05	$1,229.7	$0.1	0.03
Consolidated obligation discount notes	20,116.6	6.4	0.13	9,635.0	1.6	0.07
Consolidated obligation bonds(7)	34,096.0	120.0	1.40	34,529.5	147.9	1.70
Other borrowings	199.9	0.2	0.42	48.9	—	0.07
Total interest-bearing liabilities	55,452.4	126.7	0.91	45,443.1	149.6	1.31
Other liabilities	1,273.9			1,500.4
Total capital	3,508.3			3,824.1
Total liabilities and capital	$60,234.6			$50,767.6
Net interest spread			0.27			0.17
Impact of noninterest-bearing funds			0.06			0.13
Net interest income/net interest margin		$50.0	0.33		$37.5	0.30
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
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.1 billion and $1.3 billion in 2012 and 2011, respectively.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $313.6 million and $337.9 million in 2012 and 2011, respectively.

Net interest income for third quarter 2012 increased $12.5 million over third quarter 2011. This increase was primarily due to the rate paid on interest-bearing liabilities declining 40 basis points due to lower funding costs on bonds and an increase in the level of discount notes relative to the total debt portfolio. Additionally, average interest-earning assets increased 19% due to higher demand for advances. Partially offsetting this increase in net interest income were yields on interest-earning assets declining 30 basis points, which was primarily due to lower yields on investment securities and mortgage loans as maturing assets continue to be replaced at a lower yield. The impact of noninterest-bearing funds has decreased 7 basis points due to lower average capital resulting from additional repurchases of excess capital stock in 2012.

Average Balances and Interest Yields/Rates Paid

	Nine Months Ended September 30,
	2012			2011
(dollars in millions)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)	Average Balance	Interest Income/ Expense	Avg. Yield/ Rate (%)
Assets:
Federal funds sold and securities purchased under agreements to resell(1)	$4,986.9	$5.0	0.13	$5,052.3	$3.4	0.09
Interest-bearing deposits(2)	508.1	0.5	0.13	387.9	0.3	0.11
Investment securities(3)	14,314.9	201.7	1.88	15,351.9	244.4	2.13
Advances(4)	32,802.1	211.3	0.86	26,972.5	187.2	0.93
Mortgage loans held for portfolio(5)	3,703.5	128.8	4.65	4,219.8	153.9	4.87
Total interest-earning assets	56,315.5	547.3	1.30	51,984.4	589.2	1.51
Allowance for credit losses	(17.0)			(10.9)
Other assets(6)	600.1			538.4
Total assets	$56,898.6			$52,511.9
Liabilities and capital:
Deposits (2)	$1,122.3	$0.4	0.05	$1,172.1	$0.4	0.04
Consolidated obligation discount notes	15,940.6	12.3	0.10	11,777.5	10.2	0.12
Consolidated obligation bonds(7)	34,793.5	392.1	1.51	34,124.2	465.9	1.83
Other borrowings	207.3	0.4	0.22	39.5	—	0.10
Total interest-bearing liabilities	52,063.7	405.2	1.04	47,113.3	476.5	1.35
Other liabilities	1,351.2			1,415.8
Total capital	3,483.7			3,982.8
Total liabilities and capital	$56,898.6			$52,511.9
Net interest spread			0.26			0.16
Impact of noninterest-bearing funds			0.08			0.13
Net interest income/net interest margin		$142.1	0.34		$112.7	0.29
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
(4)Average balances reflect noninterest-earning hedge accounting adjustments of $1.2 billion in both 2012 and 2011.
(5)Nonaccrual mortgage loans are included in average balances in determining the average rate.
(6)The noncredit portion of OTTI losses on investment securities is reflected in other assets for purposes of the average balance sheet presentation.
(7)Average balances reflect noninterest-bearing hedge accounting adjustments of $322.4 million and $284.4 million in 2012 and 2011, respectively.

Net interest income for year-to-date September 30, 2012 increased $29.4 million from the same year-ago period. This increase was primarily due to the rate paid on interest-bearing liabilities declining 31 basis points due to lower funding costs on bonds and discount notes, which resulted in a 10 basis point improvement in the net interest spread. Additionally, average interest-earning assets increased 8%, with higher demand for advances being partially offset by lower investments. Partially offsetting this increase in net interest income were yields on interest-earning assets declining 21 basis points primarily due to lower yields on investment securities and mortgage loans as maturing assets continue to be replaced at a lower yield. The impact of noninterest-bearing funds has decreased 5 basis points due to lower average capital resulting from additional repurchases of excess capital stock in 2012.

Rate/Volume Analysis. Changes in both volume and interest rates influence changes in net interest income and net interest margin. The following table summarizes changes in interest income and interest expense between the three and nine months ended September 30, 2012 and 2011.

	Increase (Decrease) in Interest Income/Expense Due to Changes in Rate/Volume
	Three Months Ended September 30			Nine Months Ended September 30
(in millions)	Volume	Rate	Total	Volume	Rate	Total
Federal funds sold	$0.2	$1.4	$1.6	$—	$1.6	$1.6
Interest-bearing deposits	—	0.1	0.1	0.1	0.1	0.2
Investment securities	2.2	(12.8)	(10.6)	(15.5)	(27.2)	(42.7)
Advances	17.3	(10.2)	7.1	38.4	(14.3)	24.1
Mortgage loans held for portfolio	(5.7)	(2.9)	(8.6)	(18.1)	(7.0)	(25.1)
Total interest-earning assets	$14.0	$(24.4)	$(10.4)	$4.9	$(46.8)	$(41.9)

Interest-bearing deposits	$—	$—	$—	$—	$—	$—
Consolidated obligation discount notes	2.7	2.1	4.8	3.3	(1.2)	2.1
Consolidated obligation bonds	(2.3)	(25.6)	(27.9)	9.4	(83.2)	(73.8)
Other borrowings	0.1	0.1	0.2	0.3	0.1	0.4
Total interest-bearing liabilities	$0.5	$(23.4)	$(22.9)	$13.0	$(84.3)	$(71.3)
Total increase (decrease) in net interest income	$13.5	$(1.0)	$12.5	$(8.1)	$37.5	$29.4

Interest income and interest expense decreased in both the quarter-over-quarter and year-over-year comparisons. For both comparisons, the decline in interest income and interest expense was driven by rate declines partially offset by volume increases. The decline in interest income was driven by the investment portfolio and mortgage loans held for portfolio, partially offset by an increase in the advances portfolio. In the quarter-over-quarter comparison interest income from the investment portfolio decreased as the rate decline offset the slight increase in volume; year-over-year both and rate volume declined. In both comparisons, interest income from the advances portfolio was higher as the volume increase more than offset the rate decrease. In both comparisons interest income from the mortgage loans held for portfolio declined due to both rate and volume decreases. A decrease in rates paid on consolidated obligation bonds drove the decline in interest expense, partially offset by an increase in volume in the year-over-year comparison.

The investment securities portfolio includes trading, AFS and HTM securities. Average investment balances increased slightly quarter-over-quarter but declined year-over-year. The year-over-year decline was driven by lower certificates of deposit balances, partially offset by increases in agency notes and agency MBS balances. Agency MBS balances increased as purchases exceeded the runoff of the existing MBS portfolio. The Bank has not purchased any private label MBS since late 2007. Agency and GSE MBS purchases totaled $2.0 billion in 2012. The rate decrease was primarily related to the MBS portfolio, as lower-yielding agency MBS have replaced the run-off of higher-yielding private label MBS.

Average Advances Portfolio Detail

The following table presents the average par balances of the Bank's advance portfolio for the three and nine months ended September 30, 2012 and 2011. These balances do not reflect any hedge accounting adjustments.

(in millions)	Three months ended September 30,		Nine months ended September 30,
Product	2012	2011	2012	2011
Repo/Mid-Term Repo	$12,120.0	$7,353.9	$10,865.1	$7,599.1
Core (Term)	18,542.5	13,405.7	17,239.4	13,242.2
Convertible Select	3,028.3	4,327.4	3,479.0	4,854.6
Total par value	$33,690.8	$25,087.0	$31,583.5	$25,695.9

The average advances portfolio increased quarter-over-quarter and year-over-year. This increase in volume resulted in an increase in interest income partially offset by a decrease in the yield. Demand for advances increased in fourth quarter 2011 and continued through the first nine months of 2012. Attractive advance rates and members' liquidity needs contributed to the recent increase in advance balances. The yield on this portfolio dropped in both comparisons. The decline in yield was primarily related to the decline in the weighted average maturity of the advance portfolio. The 2012 portfolio was comprised of more short-term advances with relatively lower yields.
The average mortgage loans held for portfolio balance declined quarter-over-quarter and year-over-year. The related interest income on the portfolio also declined. In both comparisons the portfolio balance decreased due to the continued run-off of the existing portfolio, which more than offset purchases of new loans. Interest income decreased due to the lower average portfolio balances and a lower yield on the remaining portfolio. The yield decreased in both comparisons primarily due to new lower yielding mortgage loans replacing the runoff of higher yielding loans.
The consolidated obligations portfolio balance increased quarter-over-quarter and year-over-year. In both comparisons average discount note balances increased. Average bonds decreased in the quarter-over-quarter comparison and increased in the year-over-year comparison. Interest expense on bonds declined in the comparison periods due to a decrease in rates paid. This more than offset the small increase in volume in the year-over-year comparison. The rate decrease was primarily due to falling longer term rates as longer term debt was called and replaced with lower-paying bonds. A portion of the bond portfolio is currently swapped to 3-month LIBOR; therefore, as the LIBOR rate (decreases) increases, interest expense on swapped bonds, including the impact of swaps, (decreases) increases. See details regarding the impact of swaps on the rates paid in the “Interest Income Derivatives Effects” discussion below.
Market conditions continued to impact the cost of the Bank's consolidated obligations. In the third quarter of 2011, the European sovereign debt crisis re-emerged, leading to an improvement in funding levels, primarily realized in shorter-term consolidated obligations. This trend continued through the remainder of 2011. Funding levels, relative to LIBOR, have approached more customary levels during the first nine months of 2012.

Interest Income Derivative Effects. The following tables separately quantify the effects of the Bank's derivative activities on its interest income and interest expense for the three and nine months ended September 30, 2012 and 2011. Derivative and hedging activities are discussed below.

Three Months Ended September 30, 2012 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$34,861.2	$68.3	0.78	$168.7	1.92	$(100.4)	(1.14)
Mortgage loans held for portfolio	3,613.3	41.3	4.55	42.1	4.64	(0.8)	(0.09)
All other interest-earning assets	21,174.1	67.1	1.26	67.1	1.26	—	—
Total interest-earning assets	$59,648.6	$176.7	1.18	$277.9	1.85	$(101.2)	(0.67)
Liabilities:
Consolidated obligation bonds	$34,096.0	$120.0	1.40	$171.0	2.00	$(51.0)	(0.60)
All other interest-bearing liabilities	21,356.4	6.7	0.13	6.7	0.13	—	—
Total interest-bearing liabilities	$55,452.4	$126.7	0.91	$177.7	1.28	$(51.0)	(0.37)
Net interest income/net interest spread		$50.0	0.27	$100.2	0.57	$(50.2)	(0.30)

Three Months Ended September 30, 2011 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$26,433.7	$61.2	0.92	$197.4	2.96	$(136.2)	(2.04)
Mortgage loans held for portfolio	4,092.0	49.9	4.84	50.5	4.90	(0.6)	(0.06)
All other interest-earning assets	19,611.7	76.0	1.54	76.0	1.54	—	—
Total interest-earning assets	$50,137.4	$187.1	1.48	$323.9	2.56	$(136.8)	(1.08)
Liabilities:
Consolidated obligation bonds	$34,529.5	$147.9	1.70	$208.5	2.40	$(60.6)	(0.70)
All other interest-bearing liabilities	10,913.6	1.7	0.06	1.7	0.06	—	—
Total interest-bearing liabilities	$45,443.1	$149.6	1.31	$210.2	1.84	$(60.6)	(0.53)
Net interest income/net interest spread		$37.5	0.17	$113.7	0.72	$(76.2)	(0.55)

Nine Months Ended September 30, 2012 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$32,802.1	$211.3	0.86	$527.6	2.15	$(316.3)	(1.29)
Mortgage loans held for portfolio	3,703.5	128.8	4.65	131.4	4.74	(2.6)	(0.09)
All other interest-earning assets	19,809.9	207.2	1.40	207.2	1.40	—	—
Total interest-earning assets	$56,315.5	$547.3	1.30	$866.2	2.05	$(318.9)	(0.75)
Liabilities:
Consolidated obligation bonds	$34,793.5	$392.1	1.51	$545.3	2.09	$(153.2)	(0.58)
All other interest-bearing liabilities	17,270.2	13.1	0.10	13.1	0.10	—	—
Total interest-bearing liabilities	$52,063.7	$405.2	1.04	$558.4	1.43	$(153.2)	(0.39)
Net interest income/net interest spread		$142.1	0.26	$307.8	0.62	$(165.7)	(0.36)

Nine Months Ended September 30, 2011 (dollars in millions)	Average Balance	Interest Inc./ Exp. with Derivatives	Avg. Yield/ Rate (%)	Interest Inc./ Exp. without Derivatives	Avg. Yield/ Rate (%)	Impact of Derivatives(1)	Incr./ (Decr.) (%)
Assets:
Advances	$26,972.5	$187.2	0.93	$605.0	3.00	$(417.8)	(2.07)
Mortgage loans held for portfolio	4,219.8	153.9	4.87	$156.0	4.94	(2.1)	(0.07)
All other interest-earning assets	20,792.1	248.1	1.60	248.1	1.60	—	—
Total interest-earning assets	$51,984.4	$589.2	1.51	$1,009.1	2.60	$(419.9)	(1.09)
Liabilities:
Consolidated obligation bonds	$34,124.2	$465.9	1.83	$660.3	2.59	$(194.4)	(0.76)
All other interest-bearing liabilities	12,989.1	10.6	0.11	10.6	0.11	—	—
Total interest-bearing liabilities	$47,113.3	$476.5	1.35	$670.9	1.90	$(194.4)	(0.55)
Net interest income/net interest spread		$112.7	0.16	$338.2	0.70	$(225.5)	(0.54)
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

The impact of derivatives reduced net interest income and net interest spread for the third quarter and nine months ended September 30, 2012 and 2011.

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

Provision (Benefit) for Credit Losses. The provision (benefit) for credit losses on mortgage loans held for portfolio and Banking on Business (BOB) loans for the third quarter of 2012 was $(0.2) million compared to $2.4 million for the same period in 2011. The decrease was primarily due to an increase in projected recaptured credit enhancement (CE) fees related to a projected extension of the portfolio's weighted average life. The weighted average life was extended through reduced prepayment speeds based on actual historical experience. Offsetting this benefit was a reduction in the amount of expected losses that will be eligible to be recovered from CE due to contractual limits and the quarterly increase in the first loss account.

The provision (benefit) for credit losses on mortgage loans held for portfolio and BOB loans for the first nine months of 2012 was $0.1 million compared to $6.4 million in the same prior year period. The decrease was primarily due to the items noted above with respect to the quarterly provision (benefit). In addition, the MPF Plus portfolio continues to run-off so the overall dollar exposure is lower and delinquent loans are being resolved.

Other Noninterest Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
(in millions)	2012	2011	2012	2011
Total OTTI losses	$—	$(0.1)	$(2.2)	$(3.2)
OTTI losses reclassified (from) AOCI	(0.2)	(6.1)	(8.8)	(34.3)
Net OTTI losses, credit portion	(0.2)	(6.2)	(11.0)	(37.5)
Net gains (losses) on trading securities	0.2	(0.5)	0.3	(0.4)
Net realized gains from sale of AFS securities	—	—	—	7.3
Net gains (losses) on derivatives and hedging activities	3.5	(5.3)	2.6	(5.2)
Services fees	0.6	0.6	1.8	1.8
Other, net	0.3	2.2	3.6	6.1
Total other noninterest income (loss)	$4.4	$(9.2)	$(2.7)	$(27.9)

The Bank's higher total other noninterest income for third quarter 2012 compared to third quarter 2011 reflected gains on derivatives and hedging activities and lower net OTTI credit losses in 2012, partially offset by lower other noninterest income related to fees (within other, net) on standby letters of credit.

The Bank's lower total other noninterest loss for the first nine months of 2012 compared to the first nine months of 2011 reflected lower net OTTI credit losses and gains on derivatives and hedging activities, partially offset by a non-recurring gain on the sale of an AFS security in 2011 and lower other noninterest income related to fees (within other, net) on standby letters of credit in 2012.

See additional discussion on OTTI charges in Critical Accounting Policies and the “Credit and Counterparty Risk - Investments” discussion in Risk Management, both in this Item 2. The activity related to derivatives and hedging activities is discussed in more detail below.

Derivatives and Hedging Activities. The Bank enters into interest rate swaps, caps, floors and swaption agreements, referred to collectively as interest rate exchange agreements and more broadly as derivatives transactions. The Bank enters into derivatives transactions to offset all or portions of the financial risk exposures inherent in its member lending, investment and funding activities. All derivatives are recorded on the balance sheet at fair value. Changes in derivatives fair values are either recorded in the Statement of Income or AOCI within the Capital section of the Statement of Condition, depending on the hedging strategy.

The Bank's hedging strategies consist of fair value and cash flow accounting hedges as well as economic hedges. Fair value hedges are discussed in more detail below. Economic hedges address specific risks inherent in the Bank's balance sheet, but they do not qualify for hedge accounting. As a result, income recognition on the derivatives in economic hedges may vary considerably compared to the timing of income recognition on the underlying asset or liability. The Bank does not enter into derivatives for speculative purposes nor does it have any cash flow hedges.

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

The following tables detail the net effect of derivatives and hedging activities for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30, 2012
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(7.2)	$—	$(0.8)	$6.8	$(1.2)
Net interest settlements included in net interest income (2)	(93.2)	—	—	44.2	(49.0)
Total net interest income	$(100.4)	$—	$(0.8)	$51.0	$(50.2)
Net gains (losses) on derivatives and hedging activities:
Gains on fair value hedges	$0.5	$—	$—	$0.9	$1.4
Gains (losses) on derivatives not receiving hedge accounting	(0.1)	(1.0)	2.0	1.2	2.1
Total net gains (losses) on derivatives and hedging activities	$0.4	$(1.0)	$2.0	$2.1	$3.5
Total net effect of derivatives and hedging activities	$(100.0)	$(1.0)	$1.2	$53.1	$(46.7)

	Three months ended September 30, 2011
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(14.8)	$—	$(0.6)	$8.0	$(7.4)
Net interest settlements included in net interest income (2)	(121.4)	—	—	52.6	(68.8)
Total net interest income	$(136.2)	$—	$(0.6)	$60.6	$(76.2)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(4.3)	$—	$—	$0.5	$(3.8)
Gains (losses) on derivatives not receiving hedge accounting	(0.4)	(2.9)	1.4	0.4	(1.5)
Total net gains (losses) on derivatives and hedging activities	$(4.7)	$(2.9)	$1.4	$0.9	$(5.3)
Total net effect of derivatives and hedging activities	$(140.9)	$(2.9)	$0.8	$61.5	$(81.5)

	Nine months ended September 30, 2012
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(26.9)	$—	$(2.6)	$22.7	$(6.8)
Net interest settlements included in net interest income (2)	(289.4)	—	—	130.5	(158.9)
Total net interest income	$(316.3)	$—	$(2.6)	$153.2	$(165.7)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$1.2	$—	$—	$2.1	$3.3
Gains (losses) on derivatives not receiving hedge accounting	(0.7)	(4.7)	2.4	2.3	(0.7)
Total net gains (losses) on derivatives and hedging activities	$0.5	$(4.7)	$2.4	$4.4	$2.6
Total net effect of derivatives and hedging activities	$(315.8)	$(4.7)	$(0.2)	$157.6	$(163.1)

	Nine months ended September 30, 2011
(in millions)	Advances	Investments	Mortgage Loans	Bonds	Total
Net interest income:
Amortization/accretion of hedging activities in net interest income (1)	$(43.6)	$—	$(2.1)	$24.9	$(20.8)
Net interest settlements included in net interest income (2)	(374.2)	—	—	169.5	(204.7)
Total net interest income	$(417.8)	$—	$(2.1)	$194.4	$(225.5)
Net gains (losses) on derivatives and hedging activities:
Gains (losses) on fair value hedges	$(3.9)	$—	$—	$0.8	$(3.1)
Gains (losses) on derivatives not receiving hedge accounting	(0.4)	(5.0)	2.2	0.9	(2.3)
Other	—	0.2	—	—	0.2
Total net gains (losses) on derivatives and hedging activities	$(4.3)	$(4.8)	$2.2	$1.7	$(5.2)
Total net effect of derivatives and hedging activities	$(422.1)	$(4.8)	$0.1	$196.1	$(230.7)
Notes:
(1) Represents the amortization/accretion of hedging fair value adjustments for both open and closed hedge positions.
(2) Represents interest income/expense on derivatives included in net interest income.

Fair Value Hedges. The Bank uses fair value hedge accounting treatment for most of its fixed-rate advances and consolidated obligations using interest rate swaps. The interest rate swaps convert these fixed-rate instruments to a variable-rate (i.e. LIBOR). During the third quarter 2012, total ineffectiveness related to these fair value hedges resulted in net gains compared to net losses during the third quarter 2011. For the first nine months of 2012, total ineffectiveness related to these fair value hedges resulted in net gains compared to net losses during the first nine months of 2011. The total notional amount increased to $30.9 billion at September 30, 2012 from $27.4 billion at December 31, 2011. Fair value hedge ineffectiveness represents the difference between the change in the fair value of the derivative compared to the change in the fair value of the underlying asset/liability hedged. Fair value hedge ineffectiveness is generated by movement in the benchmark interest rate being hedged and by other structural characteristics of the transaction involved. For example, the presence of an upfront fee associated with a structured debt hedge will introduce valuation differences between the hedge and hedged item that will fluctuate over time.

Derivatives not receiving hedge accounting. For derivatives not receiving hedge accounting, also referred to as “economic hedges,” the Bank includes the net interest income and the changes in the fair value of the hedges in the "Net gains (losses) on derivatives and hedging activities" line item. For economic hedges, the Bank recorded net gains in the third quarter 2012 and net losses for the third quarter 2011 and the first nine months of 2012 and 2011. The total notional amount of economic hedges was $4.7 billion at September 30, 2012 and $3.7 billion at December 31, 2011.

The Bank currently uses a LIBOR-based yield curve to discount the cash flows on interest rate derivatives. The Bank believes this methodology currently provides appropriate derivative fair values. The Bank is currently assessing the use of a discount curve that includes overnight index swap (OIS) rates similar to the discounting methodology used by some market participants. Although the effect of this discount curve change on the Bank's financial condition or results of operations is not known at this time, using OIS rates to discount the cash flows on derivative transactions, while continuing to use LIBOR rates to discount the cash flows on the associated hedged items in accordance with GAAP, could lead to an increase in the amount of hedge ineffectiveness and an increase in earnings volatility. Additionally, if the increase in the amount of hedge ineffectiveness on any given hedge relationship causes the relationship to fail hedge effectiveness testing, that hedge relationship would be deemed ineffective, and the Bank would prospectively discontinue hedge accounting for the associated derivative and hedged items.

Other Expense

The Bank's total other expenses increased $5.6 million, to $17.8 million, for the third quarter of 2012 compared to the third quarter of 2011. The Bank's total other expenses increased $8.5 million, to $52.7 million, for the first nine months of 2012 compared to the same prior year period. In addition to both the impact of a nonrecurring gain from the sale of the Bank's stipulated Lehman claim and a reversal of incentive compensation expense in the third quarter of 2011, the increase in 2012 expenses in both comparisons also reflected higher legal expenses related to the Bank's ongoing lawsuits against the issuers of certain private label MBS, higher professional fees for consulting services and higher incentive compensation expense related to higher anticipated full year 2012 earnings.

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

Assets

Total assets were $60.1 billion at September 30, 2012, compared to $52.0 billion at December 31, 2011. The increase was primarily due to increases of $7.1 billion in advances and $2.3 billion of securities purchased under agreements to resell. The following provides additional details regarding the primary components of the Statement of Condition.

Advances. Advances (par) totaled $36.6 billion at September 30, 2012 compared to $29.3 billion at December 31, 2011. This increase reflected a higher demand for Core (Term) products, partially offset by a decline in the Convertible product. The increase in the Core (Term) product from December 31, 2011 was primarily due to callable advances which have a maturity of less than one year. At September 30, 2012, the Bank had advances to 181 borrowing members, compared to 191 borrowing members at December 31, 2011. A significant amount of the advances continued to be generated from the Bank's five largest borrowers, reflecting the asset concentration mix of the Bank's membership base. Total advances outstanding to the Bank's five largest members represented 78.6% of total advances as of September 30, 2012 compared to 70.4% at December 31, 2011.

The following table provides information (at par) on advances by different product type at September 30, 2012 and December 31, 2011.

	September 30,	December 31,
in millions	2012	2011
Adjustable/variable-rate indexed:
Repo/Mid-Term Repo	$5.0	$5.0
Core (Term)	5,496.0	1,748.0
Total adjustable/variable-rate indexed	$5,501.0	$1,753.0
Fixed rate:
Repo/Mid-Term Repo	$11,957.8	$11,782.5
Core (Term)	16,087.7	11,332.9
Total fixed rate	$28,045.5	$23,115.4
Convertible	$2,774.5	$3,990.8
Amortizing/mortgage-matched:
Core (Term)	$322.3	$453.2
Total par balance	$36,643.3	$29,312.4

Total callable advances	$6,900.0	$1,002.0

The Bank had no putable advances at September 30, 2012 or December 31, 2011.

The following table provides a distribution of the number of members, categorized by individual member asset size, that had an outstanding average advance balance during the nine months ended September 30, 2012 and the year ended December 31, 2011.

	September 30,	December 31,
Member Asset Size	2012	2011
Less than $100 million	26	30
Between $100 million and $500 million	109	116
Between $500 million and $1 billion	43	45
Between $1 billion and $5 billion	28	30
Greater than $5 billion	14	15
Total borrowing members during the year	220	236
Total membership	294	300
Percentage of members borrowing during the period	74.8%	78.7%
Total borrowing members with outstanding loan balances at period-end	181	191
Percentage of members borrowing at period-end	61.6%	63.7%

During 2012, changes in the Bank's membership has resulted in a net decrease of six members. This activity included two out-of-district mergers, one member placed into receivership and seven members merged within the Bank's district, partially offset by the addition of four new members.

See the “Credit and Counterparty Risk - TCE and Collateral” discussion in the Risk Management section of Item 2 for further information on collateral policies and practices and details regarding eligible collateral, including amounts and percentages of eligible collateral securing member advances as of September 30, 2012.

Mortgage Loans Held for Portfolio. Mortgage loans held for portfolio, net of allowance for credit losses, totaled $3.6 billion at September 30, 2012 compared to $3.9 billion at December 31, 2011. This decline was primarily driven by the continued net runoff of the existing portfolio. New portfolio activity has been negatively impacted by: (1) the current economic environment, which has resulted in fewer mortgage loan originations; and (2) the Bank's decision to focus on purchasing MPF loans directly originated by member banks in its district rather than nationwide indirect originations sourced by members.

Balances regarding the Bank's loan products are summarized below. The Bank places conventional mortgage loans that are 90 days or more delinquent on nonaccrual status and records cash payments received as a reduction of principal. However, government mortgage loans that are 90 days or more delinquent remain in accrual status due to guarantees or insurance. The Bank has a loan modification program for participating financial institutions (PFIs) under the MPF Program, which has not resulted in a significant amount of modifications to date. The Bank considers modifications under the MPF Program to be troubled debt restructurings (TDRs), as the terms of such loans have been modified due to deterioration in the borrower's financial position.

	September 30,	December 31,
(in millions)	2012	2011
Advances(1)	$37,738.6	$30,604.8
Mortgage loans held for portfolio, net(2)	3,579.1	3,883.1
Nonaccrual mortgage loans(3)	76.8	86.1
TDRs	5.9	4.1
Mortgage loans 90 days or more delinquent and still accruing interest(4)	6.4	8.5
BOB loans, net	13.2	14.0
Nonaccrual BOB loans	0.6	1.1
Notes:
(1)There are no advances which are past due or on nonaccrual status.
(2)All mortgage loans are fixed-rate. Balances are reflected net of the allowance for credit losses.
(3)Nonaccrual mortgage loans are reported net of interest applied to principal.
(4)Only government-insured or -guaranteed loans continue to accrue interest after becoming 90 days or more delinquent.

The performance of the mortgage loans in the Bank’s MPF Program has been relatively stable since year-end 2011. As of September 30, 2012, the Bank’s seriously delinquent mortgage loans (90 days or more delinquent or in the process of foreclosure) represented 0.8% of the MPF Original portfolio and 3.8% of the MPF Plus portfolio compared with 0.8% and 3.6%, respectively, at December 31, 2011.

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

The CE structure of the MPF Program is designed such that initial losses on mortgage loans are incurred by the Bank up to an agreed upon amount, referred to as the first loss account (FLA). Additional eligible credit losses are covered by CEs provided by PFIs (available CE) until exhausted. Certain losses incurred by the Bank can be recaptured by withholding fees paid to the PFI for its retention of credit risk. All additional losses are incurred by the Bank. The following table presents the impact of the CE structure on the ACL and the balance of the FLA and available CE at September 30, 2012.

	MPF CE structure		ACL September 30, 2012
(in millions)	FLA	Available CE	Estimate of Credit loss	Reduction to the ACL due to CE	ACL
MPF Original	$2.5	$102.8	$3.7	$(2.5)	$1.2
MPF Plus	28.7	48.6	28.7	(15.8)	12.9

Investments. At September 30, 2012, the sum of the Bank's interest-bearing deposits, securities purchased under agreements to resell, and Federal funds sold increased approximately $2.1 billion from December 31, 2011. The Bank's strategy is to maintain its short-term liquidity position in part to be able to meet members' loan demand and regulatory liquidity requirements.

Investment securities including trading, AFS, and HTM securities totaled $13.8 billion at September 30, 2012 compared to $14.2 billion at December 31, 2011. Details of the investment securities portfolio follow.

	Carrying Value
(in millions)	September 30, 2012	December 31, 2011
Trading securities:
U.S. Treasury bills	$1,109.9	$730.0
TLGP investments (1)	—	250.1
Mutual funds offsetting deferred compensation	4.1	4.2
Total trading securities	$1,114.0	$984.3
AFS securities:
State or local agency obligations	$13.0	$—
Other U.S. obligations	21.0	—
Mutual funds partially securing supplemental retirement plan	2.0	2.0
GSE securities	1,374.6	900.6
MBS:
Other U.S. obligations	326.0	—
GSE residential MBS	3,108.3	1,807.1
Private label residential MBS	1,466.7	1,631.3
Private label home equity line of credit (HELOCs)	14.6	15.1
Total AFS securities	$6,326.2	$4,356.1
HTM securities:
Certificates of deposit	$700.0	$2,000.0
State or local agency obligations	261.6	278.7
GSE securities	27.8	38.5
MBS:
Other U.S. obligations	2,057.6	2,411.1
GSE residential MBS	1,979.2	2,462.7
Private label residential MBS	1,296.7	1,624.2
Private label HELOCs	12.9	17.6
Total HTM securities	$6,335.8	$8,832.8
Total investment securities	$13,776.0	$14,173.2
Note:
(1) Temporary Loan Guaranty Program

The following table presents the maturity and yield characteristics for the investment securities portfolio, assuming no principal prepayments, as of September 30, 2012. Contractual maturity of MBS is not a reliable indicator of their expected life because borrowers generally have the right to prepay their obligation at any time.

(dollars in millions)	Due in 1 year or less	Due after 1 year through 5 years	Due after 5 years through 10 years	Due after 10 years	Carrying Value
Trading securities:
U.S. Treasury bills	$1,109.9	$—	$—	$—	$1,109.9
Mutual funds offsetting deferred compensation	4.1	—	—	—	4.1
Total trading securities	$1,114.0	$—	$—	$—	$1,114.0
Yield on trading securities	0.09%	n/a	n/a	n/a	0.09%

AFS securities:
State or local agency obligations	$—	$—	$—	$13.0	$13.0
Other U.S. obligations	—	—	—	21.0	21.0
GSE securities	324.8	1,049.8	—	—	1,374.6
MBS:
Other U.S. obligations MBS	—	—	—	326.0	326.0
GSE residential MBS	—	101.8	543.0	2,463.5	3,108.3
Private label residential MBS	—	—	—	1,466.7	1,466.7
HELOCs	—	—	—	14.6	14.6
Mutual funds partially securing supplemental retirement plan	2.0	—	—	—	2.0
Total AFS securities	$326.8	$1,151.6	$543.0	$4,304.8	$6,326.2
Yield on AFS Securities	0.22%	0.51%	2.44%	2.75%	2.21%

HTM securities:
Certificates of deposit	$700.0	$—	$—	$—	$700.0
State or local agency obligations	1.7	0.3	8.1	251.5	261.6
GSE securities	—	27.8	—	—	27.8
MBS:
Other U.S. obligations MBS	—	—	416.7	1,640.9	2,057.6
GSE residential MBS	—	—	939.8	1,039.4	1,979.2
Private label residential MBS	—	—	64.1	1,232.6	1,296.7
Private label HELOCs	—	—	—	12.9	12.9
Total HTM securities	$701.7	$28.1	$1,428.7	$4,177.3	$6,335.8
Yield on HTM securities	0.26%	4.07%	2.62%	1.93%	1.91%

Total investment securities	$2,142.5	$1,179.7	$1,971.7	$8,482.1	$13,776.0
Yield on investment securities	0.17%	0.60%	2.58%	2.36%	1.91%
Securities purchased under agreements to resell	2,250.0	—	—	—	2,250.0
Interest-bearing deposits	11.2	—	—	—	11.2
Federal funds sold	2,335.0	—	—	—	2,335.0
Total investments	$6,738.7	$1,179.7	$1,971.7	$8,482.1	$18,372.2

As of September 30, 2012, the Bank held securities from the following issuers with a book value greater than 10% of Bank total capital.

	Total Book Value	Total Fair Value
(in millions)
Freddie Mac	$3,193.4	$3,265.8
Fannie Mae	2,546.8	2,582.2
Ginnie Mae	1,966.9	1,979.6
U.S. Treasury	1,109.9	1,109.9
Federal Farm Credit Banks	749.7	749.7
J.P. Morgan Mortgage Trust	491.7	491.4
National Credit Union Administration	416.7	418.3
Toronto Dominion Bank	400.0	400.0
Total	$10,875.1	$10,996.9

For additional information on the credit risk of the investment portfolio, see “Credit and Counterparty Risk-Investments” discussion in the Risk Management section of this Item 2.

Liabilities and Capital

Commitments and Off-Balance Sheet Items. As of September 30, 2012, the Bank was obligated to fund approximately $1.0 billion in additional advances, $28.8 million of mortgage loans and $6.7 billion in outstanding standby letters of credit, and to issue $5.1 billion in consolidated obligations. The Bank does not consolidate any off-balance sheet special purpose entities or other off-balance sheet conduits.

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

Management has developed and adopted a framework for evaluating retained earnings adequacy, consistent with regulatory guidance and requirements. Retained earnings are intended to cover unexpected losses and protect members' par value of capital stock. The framework includes five risk elements that comprise the Bank's total retained earnings target: (1) AFS private label MBS risk (HTM is included in market risk); (2) market risk; (3) credit risk; (4) operating risk; and (5) accounting risk. The retained earnings target generated from this framework is sensitive to changes in the Bank's risk profile, whether favorable or unfavorable. For example, a further sharp deterioration in expected performance of loans underlying private label MBS would likely cause the Bank to adopt a higher target, whereas stabilization or improvement of the performance of these loans may lead to a reduction in the retained earnings target. This framework generates a retained earnings target of $618 million as of September 30, 2012, which is projected to decline to $416 million by 2017, based on runoff of the private label MBS portfolio as well as the Bank's risk management actions. The framework also assists management in its overall analysis of the level of future excess stock repurchases and dividends.

Retained earnings increased $75.6 million, to $511.0 million, at September 30, 2012 compared with December 31, 2011. The increase in retained earnings during 2012 reflected net income partially offset by $2.4 million of dividends paid during the first nine months of the year. Total retained earnings at September 30, 2012 included unrestricted retained earnings of $490.8 million and RRE of $20.2 million.

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

	September 30,	December 31,
(in millions)	2012	2011
Permanent capital:
Capital stock (1)	$3,279.8	$3,435.6
Retained earnings	511.0	435.3
Total permanent capital	$3,790.8	$3,870.9

RBC requirement:
Credit risk capital	$650.8	$678.2
Market risk capital	129.4	138.8
Operations risk capital	234.0	245.1
Total RBC requirement	$1,014.2	$1,062.1
Excess permanent capital over RBC requirement	$2,776.6	$2,808.8
Note:
(1)Capital stock includes mandatorily redeemable capital stock.

The Bank continues to maintain excess permanent capital over the RBC requirement. Total excess permanent capital decreased $32.2 million from year-end. The impact of the partial repurchases of excess capital stock during 2012 reduced total permanent capital.

On September 26, 2012, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2012. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position. The Finance Agency believes that the Bank's retained earnings levels are insufficient and the poor quality of its private label MBS portfolio has created uncertainties about the Bank's earnings prospects and ability to build retained earnings at a satisfactory pace. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2012.

Regulatory Capital and Leverage Ratios

In addition to the RBC requirements, the Finance Agency has mandated maintenance of total regulatory capital and leverage ratios of at least 4.0% and 5.0% of total assets, respectively. Management has an ongoing program to measure and monitor compliance with the ratio requirements. The Bank exceeded all regulatory capital requirements at September 30, 2012.

	September 30,	December 31,
(dollars in millions)	2012	2011
Regulatory Capital Ratio
Minimum capital (4.0% of total assets)	$2,405.6	$2,079.8
Regulatory capital	3,790.8	3,870.9
Total assets	60,140.5	51,994.3
Regulatory capital ratio (regulatory capital as a percentage of total assets)	6.3%	7.4%

Leverage Ratio
Minimum leverage capital (5.0% of total assets)	$3,007.0	$2,599.7
Leverage capital (permanent capital multiplied by a 1.5 weighting factor)	5,686.2	5,806.3
Leverage ratio (leverage capital as a percentage of total assets)	9.5%	11.2%

The decline in the ratios from December 31, 2011 to September 30, 2012 was due to the repurchases of excess capital stock in February, April and July 2012 as well as an increase in total assets.

The Bank's capital stock is owned by its members. The concentration of the Bank's capital stock is presented below.

	September 30,	December 31,
(dollars in millions)	2012	2011
Commercial banks	$1,657.7	$1,839.4
Thrifts	1,325.4	1,445.4
Credit unions	45.1	48.8
Insurance companies	63.5	56.3
Total GAAP capital stock	3,091.7	3,389.9
Mandatorily redeemable capital stock	188.1	45.7
Total capital stock	$3,279.8	$3,435.6

The composition of the Bank's membership by institution type is presented below.

	September 30,	December 31,
	2012	2011
Commercial banks	182	186
Thrifts	82	88
Credit unions	26	23
Insurance companies	4	3
Total	294	300

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

The Bank made no changes to its critical accounting policies during the first nine months of 2012.

Proposed and Recently Issued Accounting Guidance. See Note 1 - Accounting Adjustments, Changes in Accounting Principle and Recently Issued and Adopted Accounting Guidance to the unaudited financial statements in this Form 10-Q for information on new accounting pronouncements impacting the financial statements or that will become effective for the Bank in future periods.

Legislative and Regulatory Developments

The legislative and regulatory environment in which the Bank operates continues to undergo rapid change driven principally by reforms under the Housing and Economic Reform Act of 2008, as amended (Housing Act) and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). The Bank expects the Housing Act and the Dodd-Frank Act, as well as plans for housing finance and GSE reform, to result in still further changes to this environment. Business operations, funding costs, rights, obligations, and/or the environment in which the Bank carries out its housing finance mission are likely to continue to be significantly impacted by these changes. Significant regulatory actions and developments for the period covered by this report are summarized below.

Developments under the Dodd-Frank Act Impacting Derivatives Transactions

Definitions of Certain Terms under New Derivatives Requirements. The Dodd-Frank Act will require swap dealers and certain other large users of derivatives to register as “swap dealers” or “major swap participants,” as the case may be, with the U.S. Commodity Futures Trading Commission (the CFTC) and/or the Securities and Exchange Commission (SEC). Based on the definitions in the final rules jointly issued by the CFTC and SEC in April 2012, the Bank will not be required to register as either a major swap participant or as a swap dealer because of the derivative transactions that the Bank enters into for the purposes of hedging and managing its interest rate risk or any derivatives transactions that the Bank intermediates for its members.

Based on the final rules and accompanying interpretive guidance jointly issued by the CFTC and SEC in July 2012, call and put optionality in certain advances to the Bank's member institutions will not be treated as “swaps” as long as the optionality relates solely to the interest rate on the advance and does not result in enhanced or inverse performance or other risks unrelated to the interest rate. Accordingly, the Bank's ability to offer these advance products to member customers should not be affected by the new derivative regulations.

Mandatory Clearing of Derivatives Transactions. The Dodd-Frank Act provides for new statutory and regulatory requirements for derivative transactions, including those utilized by the Bank to hedge interest rate and other risks. As a result of these requirements, certain derivative transactions will be required to be cleared through a third-party central clearinghouse and traded on regulated exchanges or new swap execution facilities. As further discussed in the Legislative and Regulatory Developments section in the Bank's 2011 Form 10-K, cleared swaps will be subject to new requirements including mandatory reporting, record-keeping and documentation requirements established by applicable regulators and initial and variation margin requirements established by the clearinghouse and its clearing members. The CFTC recently issued guidance regarding the treatment of customer collateral for cleared swaps and proposed additional protections for such collateral.
The implementation time frame for mandatory clearing of eligible interest rate swaps is determined according to the effective date of the CFTC's mandatory clearing determinations, which were released in proposed form on July 24, 2012 for interest rate swaps. The CFTC is expected to finalize these determinations in November 2012, and the Bank will have to clear eligible interest rate swaps within 180 days after publication of the final determinations. The Bank estimates that it will be required to begin clearing such eligible swaps during the second quarter of 2013.

The CFTC has approved an end-user exception to mandatory clearing that would exempt derivatives transactions that the Bank may intermediate for its member institutions with $10 billion or less in assets; the exemption applies only if the member uses the swaps to hedge or mitigate their commercial risk and the reporting counterparty for such swaps complies with certain additional reporting requirements. As a result, any such intermediated swaps would not be subject to mandatory clearing, although such swaps would be subject to applicable new requirements for derivatives transactions that are not subject to mandatory clearing requirements (uncleared trades).

Uncleared Derivatives Transactions. The Dodd-Frank Act will also change the regulatory landscape for uncleared trades. While the Bank expects to continue to enter into uncleared trades on a bilateral basis, such trades will be subject to new requirements, including mandatory reporting, record-keeping, documentation, and minimum margin and capital requirements established by applicable regulators. These requirements are discussed in the Bank's 2011 Form 10-K.
The CFTC recently finalized rules regarding certain new documentation requirements for uncleared trades. These rules and the external business conduct rules for swap dealers and major swap participants that the CFTC had previously finalized and certain additional rules that have yet to be finalized by the CFTC will require amendments to the documentation for swaps the Bank enters into with swap dealers. The recently finalized rules require new dispute resolution and valuation provisions, new representations regarding applicable insolvency regimes and credit support modifications to its existing swap documentation. The Bank's swap documentation with swap dealers must comply with these requirements by April 1, 2013. The recently finalized rules also impose requirements for acknowledgments and confirmations of uncleared trades between the Bank and swap dealers. With respect to interest rate swaps that the Bank enters into with swap dealers, these requirements will be phased in between November 13, 2012 and March 1, 2014. However, the Bank believes that this scheduled phase-in period may be delayed until December 31, 2012 due to a delay in swap dealer registration. This same delay in registration has also delayed the start of swap dealer compliance with certain of the external business conduct rules discussed above beyond their originally scheduled effective date of October 15, 2012. The compliance date for the remaining external business conduct rules is January 1, 2013.
The Dodd-Frank Act also imposes new margin requirements for uncleared trades, which are discussed in the Bank's 2011 Form 10-K. The CFTC, the Finance Agency and other bank regulators proposed margin requirements in 2011, and the CFTC has re-opened the comment period for such requirements on two occasions. The Finance Agency and other bank regulators recently re-opened the comment period for their proposed margin requirements until November 26, 2012. As a result, the Bank does not expect that such requirements will be finalized until sometime in 2013 and does not expect that these will apply to the Bank until later in 2013, at the earliest.

Recordkeeping and Reporting. Compliance dates for the new recordkeeping and reporting requirements for all of the Bank's cleared and uncleared swaps have now been established, based on the effective date for the final rule further defining the term “swap,” issued jointly by the CFTC and SEC, which became effective on October 12, 2012. The Bank currently complies with recordkeeping requirements for its swaps that were (or are) in effect on or after July 21, 2010 and, beginning on April 10, 2013, the Bank will have to comply with new recordkeeping requirements for swaps entered into on or after April 10, 2013. For interest rate swaps that the Bank enters into with swap dealers, the swap dealers must comply with reporting requirements applicable to such swaps, including real-time reporting requirements, as of the date these swap dealers register as such. The Bank will be required to comply with reporting requirements, including real-time reporting requirements for any swaps that it may intermediate for its member institutions beginning on April 10, 2013.
The Bank, together with the other FHLBanks, will continue to monitor these rulemakings and the overall regulatory process to implement the derivatives reform under the Dodd-Frank Act. The Bank will also continue to work with the other FHLBanks to implement the processes and documentation necessary to comply with the Dodd-Frank Act's new requirements for derivatives.
Developments under the Finance Agency

Advance Notice of Proposed Rulemaking on Stress-Testing Requirements. On October 5, 2012, the Finance Agency issued a notice of proposed rulemaking that would implement a provision in the Dodd-Frank Act that requires all financial companies under its jurisdiction with assets over $10 billion to conduct annual stress tests, which will be used to evaluate an institution's capital adequacy under various economic conditions and financial conditions. The Finance Agency proposes to issue annual guidance to describe the baseline, adverse and severely adverse scenarios and methodologies that the FHLBanks must follow in conducting their stress tests, which, as required by the Dodd-Frank Act, would be generally consistent and comparable to those established by the Federal Reserve. An FHLBank would be required to provide an annual report on the results of the stress tests to the Finance Agency and the Federal Reserve and to then publicly disclose a summary of such report within 90 days.

Comments are due December 4, 2012.

Proposed Guidance on Collateralization of Advances and Other Credit Products Provided to Insurance Company Members. On October 5, 2012, the Finance Agency published a notice requesting comments on a proposed Advisory Bulletin which would set forth standards to guide the Finance Agency in its supervision of secured lending to insurance company members by the FHLBanks.  The Finance Agency's notice provides that lending to insurance company members exposes FHLBanks to risks that are not associated with advances to the insured depository institution members, arising from the different states' statutory and regulatory regimes and the statutory accounting principles and reporting practices. The proposed standards include consideration of, among other things:

•	The level of an FHLBank's exposure to insurance companies in relation to its capital structure and retained earnings;

•	An FHLBank's control of pledged securities collateral and ensuring it has a first-priority perfected security interest;

•
The use of funding agreements between an FHLBank and an insurance company member to document advances and whether such an FHLBank would be recognized as a secured creditor with a first priority security interest in the collateral; and

•
The FHLBank's documented framework, procedures, methodologies and standards to evaluate an insurance company member's creditworthiness and financial condition, the FHLBank valuation of the pledged collateral and whether an FHLBank has a written plan for the liquidation of insurance company member collateral.

Comments are due December 4, 2012.

Proposed Order on Qualified Financial Contracts (QFCs). On August 9, 2012, the Finance Agency circulated a proposed order on QFCs that would be applicable to the FHLBanks as well as Fannie Mae and Freddie Mac (collectively, the Regulated Entities).  The Finance Agency has indicated that the proposed order is intended to permit the Finance Agency to comply with certain statutory requirements for the transfer of QFCs in the event of the receivership of a Regulated Entity.  The proposed order sets forth certain recordkeeping and reporting requirements for a Regulated Entity's QFCs.  If the order is issued as proposed, each FHLBank will have to, among other things, establish and maintain infrastructure sufficient to meet the recordkeeping and reporting requirements and engage external personnel to audit its compliance with the order on an annual basis.  Comments were due October 10, 2012.

Other Significant Developments

National Credit Union Administration (NCUA) Proposed Rule on Access to Emergency Liquidity. On July 30, 2012, the NCUA published a proposed rule requiring, among other things, that federally-insured credit unions of $100 million or larger must maintain access to at least one federal liquidity source for use in times of financial emergency and distressed circumstances. This access must be demonstrated through direct or indirect membership in the Central Liquidity Facility (a U.S. government corporation created to improve the general financial stability of credit unions by serving as a liquidity lender to credit unions) or by establishing access to the Federal Reserve's discount window. The proposed rule does not include FHLBank membership as an emergency liquidity source. If the rule is issued as proposed, it may adversely impact the Bank's results of operations if it causes the Bank's federally-insured credit union members to favor these federal liquidity sources over FHLBank membership or advances. Comments were due September 28, 2012.
Housing Finance and GSE Reform. Recently, the U.S. Treasury Department (Treasury Department) announced a set of modifications to the preferred stock purchase agreements between the Treasury Department and the Finance Agency as conservator of Fannie Mae and Freddie Mac (together, the Enterprises) to help expedite the wind down of the Enterprises.  The changes require all future earnings from the Enterprises to be turned over to the Treasury Department and require the accelerated wind down of their retained mortgage portfolios.  By not allowing the Enterprises to retain any profits, these changes effectively ensure that the Enterprises will never be allowed to re-capitalize themselves and return to the market in their previous structure.  In addition, the Finance Agency recently solicited comments on their proposal to create a new framework for the secondary mortgage market. The Finance Agency has indicated that the framework is intended to create a more efficient and flexible securitization platform for the Enterprises that also would be available to all market participants and interested parties.

As the Enterprises are being wound down, Congress and the administration have been considering various proposals to reform the U.S. housing finance system and the secondary mortgage market.  A number of bills have been introduced in Congress in the past several years, although none have proposed specific changes to the FHLBanks.  No further legislative action in this area is expected until the next Congress convenes in 2013.  It is impossible to determine at this time whether or when Congress will act in this area.  The ultimate effects of housing finance and GSE reform on the FHLBanks are unknown and will depend on the legislation or other changes, if any, that ultimately are implemented.

Risk Management

The Bank employs a corporate governance and internal control framework designed to support the effective management of the Bank's business activities and the related inherent risks. As part of this framework, the Board has a Risk Governance Policy and a Member Products Policy, which are reviewed regularly and re-approved at least annually. The Risk Governance Policy establishes risk guidelines, limits (if applicable), and standards for credit risk, market risk, liquidity risk, operating risk, and business risk in accordance with Finance Agency regulations and consistent with the Bank's risk profile. The risk profile was established by the Board, as were other applicable guidelines in connection with the Bank's Capital Plan and overall risk management.

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

The current Board-approved floor for MV/CS is 90.0%. MV/CS is measured against the floor monthly. When MV/CS is below the established floor, excess capital stock repurchases and dividend payouts are restricted. When MV/CS is above the established floor, additional analysis is performed, taking into consideration the impact of excess capital stock repurchases and/or dividend payouts.

The MV/CS ratio was 112.2% and 96.9% at September 30, 2012 and December 31, 2011, respectively. The improvement in the MV/CS in the first nine months of 2012 was primarily due to higher prices (i.e., narrower spreads) and principal paydowns on the private label MBS portfolio, increased retained earnings, and narrower advance spreads resulting from pricing changes adopted during the first quarter of 2012. Because the MV/CS ratio was above the 90.0% floor at September 30, 2012, the Bank performed additional analysis of capital adequacy taking into consideration the impact of excess capital stock repurchases and dividend payouts to determine if any excess stock should be repurchased. As a result of this analysis, the Bank repurchased $300 million in excess capital stock on October 31, 2012. The Bank also executed partial repurchases in February, April and July 2012 which totaled $477 million. The effect of the repurchases was a modest improvement in the MV/CS ratio.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid only cash dividends. During 2011, the Bank did not pay a dividend. In February, April and July 2012, the Bank paid a dividend equal to an annual yield of 10 basis points per share. Additionally, on October 31, 2012, the Bank paid an annualized dividend of 43 basis points per share. The dividend was based on 3-month LIBOR and was calculated on stockholders' average balances for the previous quarter.

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

Subprime and Nontraditional Loan Exposure. The Bank policy definitions of subprime and nontraditional residential mortgage loans and securities are consistent with Federal Financial Institutions Examination Council (FFIEC) and Finance Agency guidance. According to policy, loans identified as subprime are not eligible to be included in the member's collateral position. However, the policy allows for low FICO loans with reasonable mitigating credit factors (i.e. low LTV or debt-to-income ratios). Therefore, the Bank's definition of subprime loans are loans with low FICO scores that do not possess reasonable mitigating credit factors.

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

The Bank's Market Risk Model. Significant resources are devoted to ensuring that the level of interest rate risk in the balance sheet is accurately measured, thus allowing management to monitor the risk against policy and regulatory limits. The Bank uses an externally developed market risk model to evaluate its financial position and interest rate risk. Management regularly reviews the major assumptions and methodologies used in the model, as well as available upgrades to the model. One of the most critical market-based model assumptions relates to the prepayment of principal on mortgage-related instruments. The Bank continues to upgrade the mortgage prepayment models used within the market risk model to more accurately reflect expected prepayment behavior. Actual levels of mortgage loan refinancing have been significantly below comparable historical periods from which existing prepayment models are based. As a result, the models have consistently projected a greater amount of mortgage prepayments during 2012 than actually observed. During the third quarter of 2012, the Asset and Liability Committee (ALCO) reviewed and approved prepayment model changes to better align modeled mortgage prepayments with actual portfolio experience by reducing projected prepayments.

Another critical assumption relates to the term structure model which specifies the behavior or dynamics of the yield curve and is used in the valuation of options and instruments with embedded options. During the second quarter of 2012, ALCO approved changes to the term structure model used for market risk measurement which more adequately reflect the potential evolution of interest rates as implied by market prices.

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

The following table presents the Bank's duration of equity exposure calculated in accordance with the revised alternate methodology and the actual duration of equity at September 30, 2012 and December 31, 2011.

(in years)	Base Case	Up 100 basis points	Up 200 basis points
Alternate duration of equity:
September 30, 2012	1.3	0.9	1.9
December 31, 2011(1)	0.6	0.6	2.1

Actual duration of equity:
September 30, 2012	2.8	2.4	3.4
December 31, 2011	2.7	2.8	4.4
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

Duration of equity changes from prior year-end reflect the net effect of (1) lower long-term interest rates, (2) narrower mortgage spreads, (3) the term structure model changes noted above which reduced duration, and partial replacement of fixed-rate debt calls during the first nine months of 2012, and (4) the mortgage prepayment model change noted above which increased duration. Runoff of the impaired private label MBS portfolio was an additional factor that reduced the actual duration of equity. The Bank continues to monitor the mortgage and related fixed-income markets, including the impact that changes in the market or anticipated modeling changes may have on duration of equity and other market risk measures, and may take actions to reduce market risk exposures as needed. Management believes that the Bank's current market risk profile is reasonable given these market conditions.

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

The following table presents the Bank's EDS level and volatility as of September 30, 2012 and December 31, 2011. These metrics are presented as spreads over 3-month LIBOR. The steeper and flatter yield curve shift scenarios shown below are represented by appropriate increases and decreases in short-term and long-term interest rates using the three-year point on the yield curve as the pivot point. Given the current low rate environment, management replaced the “down 200 basis points parallel” rate scenario during the fourth quarter of 2009 with an additional non-parallel rate scenario that reflects a decline in longer term rates. The Bank was in compliance with the EDS Floor and EDS Volatility limits across all selected interest rate shock scenarios at September 30, 2012 and December 31, 2011.

	EDS Yield Curve Shifts(1) (expressed in basis points)
	Down 100 bps Longer Term Rate Shock		100 bps Steeper		Forward Rates	100 bps Flatter		Up 200 bps Parallel Shock
	EDS	Volatility	EDS	Volatility	EDS	EDS	Volatility	EDS	Volatility
Year 1 Return Volatility
September 30, 2012	340	(13)	384	31	353	412	59	529	176
December 31, 2011	182	10	166	(6)	172	251	79	364	192

Year 2 Return Volatility
September 30, 2012	426	(11)	484	47	437	425	(12)	482	45
December 31, 2011	203	(18)	177	(44)	221	249	28	382	161
Notes:
(1)Based on adjusted earnings excluding future potential OTTI charges which could be material, so that earnings movement related to interest rate changes can be isolated.

EDS increased primarily as a result of higher earnings resulting from higher projected advance balances, debt issued at more favorable levels and higher projected mortgage balances resulting from the prepayment model change described above. EDS in Year 1 also improved as a result of continued excess capital stock repurchases. EDS volatility changes were mainly the result of prepayment model changes, which had a greater impact on the low rate scenarios in which a high level of refinancing had been expected. The partial replacement of fixed-rate debt calls also contributed to the EDS volatility changes.

Earnings-at-Risk (EaR). The Bank employs an EaR framework for certain mark-to-market positions, including economic hedges. This framework establishes a forward-looking, scenario-based exposure limit based on interest rate and volatility shocks that would apply to any existing or proposed transaction that is marked to market through the income statement without an offsetting mark arising from a qualifying hedge relationship. The Bank's Capital Markets and Corporate Risk Management departments also monitor the actual profit/loss change on a daily, monthly cumulative, and quarterly cumulative basis.

During the second quarter, the daily exposure limit of EaR was increased to $1.8 million and the Bank's ALCO increased the operating guideline to $1.4 million based on improved forecasted levels of income. The daily forward-looking exposure was below the applicable Board limit and operating guidelines during the first nine months of 2012. At September 30, 2012, EaR measured $1.1 million.

Credit and Counterparty Risk - Total Credit Exposure (TCE) and Collateral

TCE. The Bank manages the credit risk on a member's total credit exposure or TCE, which includes advances with accrued interest, fees, basis adjustments and estimated prepayment penalties; letters of credit; forward dated advance commitments; member derivatives; and MPF credit enhancement and related obligations. This credit risk management is done by monitoring the financial condition of borrowers and by requiring all borrowers (and, where applicable in connection with member affiliate pledge arrangements approved by the Bank, their affiliates) to pledge sufficient eligible collateral for all member obligations to the Bank to ensure that all potential forms of credit-related exposures are covered by sufficient eligible collateral. At September 30, 2012, TCE was $44.7 billion, comprised of approximately $36.6 billion in advance principal outstanding, $6.7 billion in letters of credit, $1.0 billion in advance commitments, and $0.4 billion in accrued interest, prepayment, MPF credit enhancement and other fees. The Bank establishes a maximum borrowing capacity (MBC) for each member based on collateral weightings applied to eligible collateral as described in the Bank's Member Products Policy. Details regarding this Policy are available in the Advance Products discussion in Item 1. Business in the Bank's 2011 Form 10-K. According to the Policy, eligible collateral is weighted to help ensure that the collateral value will exceed the amount that may be owed to the Bank in the event of a default. The Bank also has the ability to call for additional or substitute collateral while any indebtedness is outstanding to protect the Bank's fully secured position.

The financial condition of all members and housing associates is closely monitored for compliance with financial criteria as set forth in the Bank's credit policies. The Bank has developed an internal credit scoring system (ICR) that calculates financial scores and rates member institutions on a quarterly basis using a numerical rating scale from one to ten, with one being the best rating. Generally, scores are objectively calculated based on financial ratios computed from publicly available data. The scoring system gives the highest weighting to the member's asset quality and capitalization. Other key factors include earnings and balance sheet composition. Operating results for the previous four quarters are used, with the most recent quarter's results given a higher weighting. Additionally, a member's credit score can be adjusted for various qualitative factors, such as the financial condition of the member's holding company. While financial scores and resulting ratings are calculations based only upon point-in-time financial data and the resulting ratios, a rating in one of the higher (i.e., worse) categories indicates that a member exhibits defined financial weaknesses. Members in these categories are reviewed for potential collateral delivery status. Other uses of the ICR include the scheduling of on-site collateral reviews. A separate financial analysis method is used to analyze insurance company exposure.

During the first nine months of 2012, there were 43 failures of Federal Deposit Insurance Corporation (FDIC)-insured institutions nationwide. One of these failures was a member of the Bank. Upon closure by the Office of the Comptroller of the Currency, all of the member's credit obligations were fully assumed and secured through an FDIC Purchase and Assumption agreement with an out-of-district nonmember financial institution. All credit obligations were promptly paid off in full. Between October 1, 2012 and November 7, 2012, there were six additional failures of FDIC-insured institutions nationwide. One of these failures was a member of the Bank. Upon closure by the Pennsylvania Department of Banking and Securities, without designation of an assuming institution, the FDIC was appointed receiver for the failed bank. All credit obligations owed to the Bank by the failed bank were promptly paid off in full.

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

The following table presents the Bank's top ten borrowers with respect to their TCE at September 30, 2012.

	September 30, 2012
(dollars in millions)	TCE	% of Total
Sovereign Bank, N.A, DE (1)	$13,593.9	30.4%
PNC Bank, National Association, DE (2)	6,580.3	14.7
TD Bank, National Association, DE	5,525.1	12.4
Ally Bank, UT(3)	4,354.5	9.7
Chase Bank USA, N.A., DE	3,852.6	8.6
Susquehanna Bank, PA	1,529.8	3.4
Northwest Savings Bank, PA	727.1	1.6
Citizens Bank of Pennsylvania, PA (4)	686.2	1.5
Fulton Bank, N.A., PA	531.9	1.2
National Penn Bank, PA	530.7	1.2
	$37,912.1	84.7%
Other borrowers	6,778.6	15.3
Total TCE outstanding	$44,690.7	100.0%
Notes:
(1) Sovereign Bank, N.A is a subsidiary of Banco Santander, which is located in Spain.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.

The total exposure of the majority of the top ten borrowers was primarily outstanding advance balances at September 30, 2012.

Member Advance Concentration Risk. The following table lists the Bank's top ten borrowers based on advance balances at par as of September 30, 2012.

	September 30, 2012
(dollars in millions)	Advance Balance	% of Total
Sovereign Bank, N.A., DE (1)	$13,045.0	35.6%
PNC Bank, National Association, DE (2)	6,500.2	17.7
Ally Bank, UT(3)	4,319.0	11.8
Chase Bank USA, N.A., DE	3,850.0	10.5
Susquehanna Bank, PA	1,103.4	3.0
Northwest Savings Bank, PA	695.5	1.9
National Penn Bank, PA	529.3	1.4
Citizens Bank of Pennsylvania, PA(4)	500.0	1.4
Genworth Life Insurance Company, DE	492.9	1.3
Wilmington Savings Fund Society FSB, DE	392.9	1.1
	$31,428.2	85.7%
Other borrowers	5,215.1	14.3
Total advances	$36,643.3	100.0%
Notes:
(1) Sovereign Bank, N.A. is a subsidiary of Banco Santander, which is located in Spain.
(2) For Bank membership purposes, principal place of business is Pittsburgh, PA.
(3) For Bank membership purposes, principal place of business is Horsham, PA.
(4) Citizens Bank of Pennsylvania is a subsidiary of the Royal Bank of Scotland, which is located in the United Kingdom.

In contrast to the September 30, 2012 spot balances, the average year-to-date balances for the ten largest borrowers was $25.9 billion, or 81.9% of total average advances outstanding. During the nine months ended September 30, 2012, the maximum outstanding balance to any one borrower was $13.1 billion. The advances made by the Bank to these borrowers are secured by collateral with an estimated value, after collateral weightings, in excess of the book value of the advances. The Bank does not expect to incur any losses on these advances. Because of the Bank's advance concentrations, the Bank has implemented specific credit and collateral review procedures for these members.

Letters of Credit. The following table presents the Bank's total outstanding letters of credit, as of September 30, 2012 and December 31, 2011. The majority of the balance was due to public unit deposit letters of credit, which collateralize public unit deposits. The letter of credit product is collateralized under the same procedures and guidelines that apply to advances. There has never been a draw on any letter of credit issued by the Bank.

(dollars in millions)	September 30, 2012	December 31, 2011
Letters of credit:
Public unit deposit	$6,419.0	$6,427.0
Tax exempt bonds	194.8	203.4
Other	86.1	71.7
Total	$6,699.9	$6,702.1
Expiration terms:
One year or less	$6,577.3	$6,509.6
After one year through five years	122.6	192.5
Total	$6,699.9	$6,702.1

At both September 30, 2012 and December 31, 2011, the Bank had a concentration of letters of credit to one member totaling $5.5 billion. These amounts accounted for 82.5% and 82.1% of the total outstanding amount for each period, respectively.

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

The Bank does not accept subprime residential mortgage loans as qualifying collateral. Therefore, loans identified as subprime residential mortgage loans are not included in a member's MBC. As of September 30, 2012, however, the Bank held security interests in subprime residential mortgage loans pledged as collateral under blanket-lien agreements; such assets were not assigned a lending value. The Bank will allow loans with a FICO score of 660 or below if there are other mitigating factors, including a loan-to-value (LTV) ratio of 65% or less plus one of the following: (1) a debt-to-income ratio of 35% or less or (2) a satisfactory payment history over the past 12 months (i.e., no 30-day delinquencies). For loans in which no FICO is available, a collateral weighting of 60% will apply. During 2011, the Bank implemented modifications to the QCR process whereby filing members stratify their holdings of first lien residential mortgage loans into traditional, qualifying low FICO, and qualifying unknown FICO categories. Under limited circumstances, the Bank allows nontraditional residential mortgage loans that are consistent with FFIEC guidance to be pledged as collateral and used to determine a member's MBC. The Bank may require specific loan level characteristic reporting on nontraditional residential mortgage loans and may assign more conservative collateral weightings on a case-by-case basis. At September 30, 2012, less than 16% of the Bank's total pledged collateral was considered nontraditional mortgage loans consistent with FFIEC guidance.

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

During September 2012, the Bank implemented a change to its Collateral Policy whereby the collateral weightings for qualifying acquisition, development and construction loans was reduced by half (to 25% for blanket-undelivered; to 23% for specific pledge and blanket-delivered for policy reasons; and to 20% for blanket-delivered for credit reasons).

The Bank is allowed to expand eligible collateral for many of its members. Members that qualify as CFIs can pledge small-business, small-farm, small-agribusiness and community development loans as collateral for credit products from the Bank. At September 30, 2012, loans to CFIs secured with both eligible standard and expanded collateral represented approximately $2.8 billion, or 7.5% of total par value of loans outstanding. Eligible expanded collateral represented 16.1% of total eligible collateral for these loans. However, these loans were collateralized by sufficient levels of non-CFI collateral.

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

The following table summarizes total eligible collateral values for the Bank's member borrowers, after collateral weighting, by type under both blanket lien and specific collateral pledge agreements as of September 30, 2012 and the amounts at December 31, 2011. The amount of excess collateral by individual borrowers varies significantly.

(dollars in millions) All member borrowers	September 30, 2012		December 31, 2011
	Amount	Percentage	Amount	Percentage
One-to-four single family residential mortgage loans	$73,829.5	49.4%	$70,633.9	52.0%
High quality investment securities(1)	3,823.0	2.6	3,620.8	2.7
ORERC(2)/CFI eligible collateral	63,217.9	42.3	53,457.0	39.3
Multi-family residential mortgage loans	8,547.7	5.7	8,081.1	6.0
Total eligible collateral value	$149,418.1	100.0%	$135,792.8	100.0%
Total TCE	$44,690.7		$36,901.9
Collateralization ratio (eligible collateral value to TCE outstanding)	334.3%		368.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AAA and acquired by the member prior to July 10, 2007. Upon delivery, these securities are valued daily and private label MBS are subject to weekly ratings reviews.
(2) Other real estate related collateral.

The following tables present information on a combined basis regarding the type of collateral securing the outstanding credit exposure and the collateral status of all members as of September 30, 2012 and December 31, 2011.

	September 30, 2012
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$45,044.7	39.8%	$3,989.9	86.0%	$2,086.0	37.6%	$51,120.6	41.4%
High quality investment securities(1)	2,798.0	2.5	651.5	14.0	358.3	6.5	3,807.8	3.1
ORERC/ CFI eligible collateral	57,210.3	50.5	—	—	2,900.6	52.3	60,110.9	48.7
Multi-family residential mortgage loans	8,169.4	7.2	—	—	200.9	3.6	8,370.3	6.8
Total eligible collateral value	$113,222.4	100.0%	$4,641.4	100.0%	$5,545.8	100.0%	$123,409.6	100.0%
Total TCE	$39,519.1	88.4%	$4,442.1	10.0%	$729.5	1.6%	$44,690.7	100.0%
Number of members	182	83%	5	2%	32	15%	219	100.0%

	December 31, 2011
(dollars in millions)	Blanket Lien		Listing		Delivery		Total
	Amount	%	Amount	%	Amount	%	Amount	%
One-to-four single family residential mortgage loans	$43,008.5	43.0%	$4.3	0.4%	$2,200.8	40.3%	$45,213.6	42.4%
High quality investment securities(1)	1,788.4	1.8	1,143.4	99.6	643.4	11.8	3,575.2	3.4
ORERC/ CFI eligible collateral	47,591.1	47.5	—	—	2,465.7	45.1	50,056.8	46.9
Multi-family residential mortgage loans	7,719.6	7.7	0.1	—	154.2	2.8	7,873.9	7.3
Total eligible collateral value	$100,107.6	100.0%	$1,147.8	100.0%	$5,464.1	100.0%	$106,719.5	100.0%
Total TCE	$34,950.7	94.7%	$944.6	2.6%	$1,006.6	2.7%	$36,901.9	100.0%
Number of members	177	81%	4	2%	38	17%	219	100.0%
Note:
(1) High quality investment securities are defined as U.S. Treasury and U.S. agency securities, TLGP investments, GSE MBS and private label MBS with a credit rating of AAA and acquired by the member prior to July 10, 2007. Upon delivery, these securities are valued daily and private label MBS are subject to weekly ratings reviews.

Credit and Counterparty Risk - Investments

The Bank is also subject to credit risk on investments consisting of money market investments and investment securities. As of September 30, 2012 and December 31, 2011, the Bank's carrying value of investment securities issued by entities other than the U.S. government, Federal agencies or GSEs was $3.8 billion and $5.8 billion, respectively.

Investment External Credit Ratings. The following tables present the Bank's investment carrying values as of September 30, 2012 and December 31, 2011 based on the lowest rating from the NRSROs (Moody's, S&P and Fitch). Carrying values for AFS and trading securities represent fair value.

	September 30, 2012 (1) (2)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(3)	Total
Money market investments:
Securities purchased under agreements to resell	$—	$500.0	$1,750.0	$—	$—	$—	$—	$2,250.0
Federal funds sold	—	1,660.0	500.0	175.0	—	—	—	2,335.0
Total money market investments	—	2,160.0	2,250.0	175.0	—	—	—	4,585.0
Investment securities:
Certificates of deposit	—	700.0	—	—	—	—	—	700.0
Treasury bills	—	1,109.9	—	—	—	—	—	1,109.9
Other U.S. obligations	—	21.0	—	—	—	—	—	21.0
TLGP investments	—	—	—	—	—	—	—	—
GSE securities	—	1,402.4	—	—	—	—	—	1,402.4
State and local agency obligations	15.0	259.6	—	—	—	—	—	274.6
Total non-MBS	15.0	3,492.9	—	—	—	—	—	3,507.9
MBS issued by Federal agencies	—	2,383.6	—	—	—	—	—	2,383.6
MBS issued by GSEs	—	5,087.5	—	—	—	—	—	5,087.5
Private label residential MBS	53.6	130.2	55.3	555.6	234.2	297.8	1,436.7	2,763.4
Private label HELOCs	—	12.9	—	—	—	8.0	6.6	27.5
Total MBS	53.6	7,614.2	55.3	555.6	234.2	305.8	1,443.3	10,262.0
Total investments	$68.6	$13,267.1	$2,305.3	$730.6	$234.2	$305.8	$1,443.3	$18,354.9

	December 31, 2011 (1) (2)
	Long-Term Rating
(in millions)	AAA	AA	A	BBB	BB	B	Other(3)	Total
Money market investments:
Federal funds sold	$—	$1,750.0	$700.0	$—	$—	$—	$—	$2,450.0
Investment securities:
Certificates of deposit	—	1,100.0	900.0	—	—	—	—	2,000.0
Treasury bills	—	730.0	—	—	—	—	—	730.0
TLGP investments	—	250.1	—	—	—	—	—	250.1
GSE securities	—	939.1	—	—	—	—	—	939.1
State and local agency obligations	3.0	275.7	—	—	—	—	—	278.7
Total non-MBS	3.0	3,294.9	900.0	—	—	—	—	4,197.9
MBS issued by Federal agencies	—	2,411.1	—	—	—	—	—	2,411.1
MBS issued by GSEs	—	4,269.8	—	—	—	—	—	4,269.8
Private label residential MBS	178.5	140.8	181.6	541.4	318.6	330.2	1,564.4	3,255.5
Private label HELOCs	—	15.4	2.2	—	—	8.1	7.0	32.7
Total MBS	178.5	6,837.1	183.8	541.4	318.6	338.3	1,571.4	9,969.1
Total investments	$181.5	$11,882.0	$1,783.8	$541.4	$318.6	$338.3	$1,571.4	$16,617.0
Notes:
(1) Various deposits not held as investments as well as mutual fund equity investments held by the Bank through Rabbi trusts which are not generally assigned a credit rating are excluded from the tables above. The mutual fund equity investment balances totaled $6.1 million and $6.2 million at September 30, 2012 and December 31, 2011, respectively.
(2) Balances exclude total accrued interest of $14.0 million and $15.7 million at September 30, 2012 and December 31, 2011, respectively.
(3) At September 30, 2012, “Other” included private label MBS and HELOC securities rated CCC, CC, C and D with balances of $58.0 million, $393.9 million, $410.1 million and $581.3 million, respectively. At December 31, 2011, “Other” included private label MBS and HELOC securities rated CCC, CC, C and D with balances of $157.7 million, $518.7 million, $760.4 million and $134.6 million, respectively.

As of September 30, 2012, there were credit rating agency actions affecting a total of 35 private label MBS in the investment portfolio resulting in downgrades of at least one credit rating level since December 31, 2011. These securities had a total par value of $1.0 billion and $1.2 billion as of September 30, 2012 and at December 31, 2011, respectively, reflected in the tables above. Securities downgraded from "investment grade" to “below investment grade” represented a total par balance of $36.5 million and $44.7 million at September 30, 2012 and December 31, 2011, respectively.

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

From October 1, 2012 through October 31, 2012, the following credit rating agency actions were taken with respect to securities in the Bank's investment portfolio. The carrying values and fair values of these securities as of September 30, 2012 are presented in the following table.

(in millions)		Private label residential MBS
From	To	Carrying Value	Fair Value
AAA	AA	$11.6	$11.8
AA	A	18.3	18.3
AA	BBB	7.3	7.5
BBB	BB	12.2	12.1
BB	B	4.9	4.7
CC	C	92.1	92.1
C	D	112.9	112.9
		$259.3	$259.4

At October 31, 2012, the following investments were on negative watch. The carrying values and fair values of these investments as of September 30, 2012 are presented in the following table.

	Private label residential MBS		HELOCs		Certificates of deposit
(in millions)	Carrying Value	Fair Value	Carrying Value	Fair Value	Carrying Value	Fair Value
AAA	$27.7	$28.2	$—	$—	$—	$—
AA	29.4	29.7	12.9	10.6	200.0	200.0
A	7.6	7.6	—	—	—	—
BBB	6.6	6.6	—	—	—	—
BB	36.5	34.6	—	—	—	—
B	—	—	8.0	8.0	—	—
	$107.8	$106.7	$20.9	$18.6	$200.0	$200.0

Short-term Investments. The Bank maintains a short-term investment portfolio to provide funds to meet the credit needs of its members and to maintain liquidity. The FHLBank Act and Finance Agency regulations set liquidity requirements for the FHLBanks. In addition, the Bank maintains a contingency liquidity plan in the event of operational disruptions at the Bank and the Office of Finance (OF). See the Liquidity and Funding Risk section of this Item 2 for a discussion of the Bank's liquidity management.

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

Under the Bank's Risk Governance Policy, the Bank can place money market investments, which include those investment types listed above, on an unsecured basis with large financial institutions with long-term credit ratings no lower than BBB. Management actively monitors the credit quality of these counterparties.

As of September 30, 2012, the Bank had unsecured exposure to seven counterparties totaling $3.0 billion, or an average of $433.6 million per counterparty, with unsecured exposure to five counterparties exceeding 10% of the total exposure.

The following table presents the Banks' unsecured credit exposure with private counterparties by investment type at September 30, 2012 and December 31, 2011. The unsecured investment credit exposure presented may not reflect the average or maximum exposure during the period.

(in millions)
Carrying Value (1)	September 30, 2012	December 31, 2011
Certificates of deposit	$700.0	$2,000.0
Federal funds sold	2,335.0	2,450.0
Total	$3,035.0	$4,450.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

As of September 30, 2012, 92.5% and 100% of the Bank's unsecured investment credit exposure in Federal funds sold and certificates of deposit, respectively, was to U.S. branches and agency offices of foreign commercial banks. The Bank actively monitors its credit exposures and the credit quality of its counterparties, including an assessment of each counterparty's financial performance, capital adequacy, sovereign support, and the current market perceptions of the counterparties. General macro-economic, political and market conditions may also be considered when deciding on unsecured exposure. As a result, the Bank may limit or suspend existing exposures.

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

Finance Agency regulation also permits the Bank to extend additional unsecured credit for overnight transactions and for sales of Federal funds subject to continuing contracts that renew automatically. The Bank's total unsecured exposure to a counterparty may not exceed twice the applicable regulatory limit for overnight exposures only, or a total of 2% to 30% of the eligible amount of regulatory capital, based on the counterparty's credit rating. As of September 30, 2012, the Bank was in compliance with the regulatory limits established for unsecured credit.

The Bank is prohibited by Finance Agency regulation from investing in financial instruments issued by non-U.S. entities other than those issued by U.S. branches and agency offices of foreign commercial banks. The Bank is in compliance with the regulation and did not own any financial instruments issued by foreign sovereign governments, including those countries that are members of the European Union, as of September 30, 2012.

The Bank's unsecured credit exposures to U.S. branches and agency offices of foreign commercial banks include the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet their contractual repayment obligations. The Bank's unsecured credit exposures to domestic counterparties and U.S. subsidiaries of foreign commercial banks include the risk that these counterparties have extended credit to foreign counterparties. Bank management has limited its unsecured investment activity with all European private counterparties to overnight maturities only.
The following table presents the long-term credit ratings of the unsecured investment credit exposures by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks based on the NRSROs used. This table does not reflect the foreign sovereign government's credit rating. The Bank mitigates this credit risk by generally investing in unsecured investments of highly-rated counterparties and limits foreign exposure to those countries rated AA or higher.

(in millions)
September 30, 2012 (1)
Carrying Value (2)
Domicile of Counterparty	Investment Grade
	AAA	AA	A	BBB	Total
Domestic	$—	$—	$—	$175.0	$175.0
U.S. branches and agency offices of foreign commercial banks:
Australia	—	800.0	—	—	800.0
Canada	—	1,150.0	—	—	1,150.0
Germany	—	—	500.0	—	500.0
Netherlands	—	410.0	—	—	410.0
Total	$—	$2,360.0	$500.0	$175.0	$3,035.0
Notes:
(1) Does not reflect any changes in ratings, outlook or watch status occurring after September 30, 2012. These ratings represent the lowest rating available for each security owned by the Bank based on the NRSROs used by the Bank. The Bank's internal ratings may differ from those obtained from the NRSROs.
(2) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.

The following table presents the remaining contractual maturity of the Bank's unsecured investment credit exposure by the domicile of the counterparty or the domicile of the counterparty's parent for U.S. branches and agency offices of foreign commercial banks. The Bank also mitigates the credit risk on investments by generally investing in investments that have short-term maturities. At September 30, 2012, 76.9% of the carrying value of the total unsecured investments held by the Bank had overnight maturities.

(in millions)
September 30, 2012
Carrying Value (1)
Domicile of Counterparty	Overnight (2)	Due 2 days through 30 days	Due 31 days through 90 days	Due 91 days through 180 days	Due 181 days through 270 days	Due after 270 days	Total
Domestic	$175.0	$—	$—	$—	$—	$—	$175.0
U.S. branches and agency offices of foreign commercial banks:
Australia	500.0	300.0	—	—	—	—	800.0
Canada	750.0	200.0	—	200.0	—	—	1,150.0
Germany	500.0	—	—	—	—	—	500.0
Netherlands	410.0	—	—	—	—	—	410.0
Total	$2,335.0	$500.0	$—	$200.0	$—	$—	$3,035.0
Note:
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies and instrumentalities, GSEs, and supranational entities.
(2) Overnight category represents Federal funds sold at September 30, 2012.

In addition, at September 30, 2012, the Bank had $2.3 billion in overnight securities purchased under agreements to resell which were secured by U.S. Treasuries. These investments were with one counterparty each in Canada ($0.5 billion), the United Kingdom ($1.3 billion), and Germany ($0.5 billion).

Treasury Bills, Agency, GSE Securities and State and Local Agency Obligations. In addition to U.S. Treasury bills and securities issued or guaranteed by U.S. agencies, the Bank invests in and is subject to credit risk related to GSE securities and state and local agency obligations. The Bank maintains a portfolio of U.S. Treasury, U.S. agency and GSE securities as a secondary liquidity portfolio. Further, the Bank maintains a portfolio of state and local agency obligations to invest in mission-related assets and enhance net interest income. These portfolios totaled $2.8 billion and $2.2 billion as of September 30, 2012 and December 31, 2011, respectively.

Agency and GSE MBS. The Bank invests in and is subject to credit risk related to MBS issued by Federal agencies and GSEs that are directly supported by underlying mortgage loans. The Bank's total agency and GSE MBS portfolio increased $790.2 million from December 31, 2011 to September 30, 2012 due to purchases.

Private Label MBS. The Bank also holds investments in private label MBS, which are also supported by underlying mortgage loans. The Bank made investments in private label MBS that were rated AAA at the time of purchase with the exception of one, which was rated AA at the time of purchase. The carrying value of the Bank's private label MBS portfolio decreased $497.3 million from December 31, 2011 to September 30, 2012. This decline was primarily due to repayments, partially offset by an increase in the fair value of those private label MBS in AFS.

The significant increase in prices on OTTI securities during 2012 decreased non-credit losses in AOCI from $(168.1) million at December 31, 2011 to $(7.2) million as of September 30, 2012. The weighted average price on these securities increased from 77 at December 31, 2011 to 82 at September 30, 2012. These fair values are determined using unobservable inputs (i.e., Level 3) and are average prices derived from multiple third-party pricing services. The Bank does not adjust the prices received from the third-party pricing services. The process relating to fair value calculations and methodologies is described further in the Critical Accounting Policies section of the Bank's 2011 Form 10-K.

Approximately 27.2% of the Bank's MBS portfolio at September 30, 2012 was issued by private label issuers. The Bank generally focused its private label MBS purchases on credit-enhanced, senior tranches of securities in which the subordinate classes of the securities provide credit support for the senior class of securities. Losses in the underlying loan pool would generally have to exceed the credit support provided by the subordinate classes of securities before the senior class of securities would experience any credit losses. In late 2007, the Bank discontinued the purchase of private label MBS.

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

Characteristics of Private Label MBS by Type of Collateral

	September 30, 2012			December 31, 2011
(dollars in millions)	Fixed Rate	Variable Rate	Total	Fixed Rate	Variable Rate	Total
Private label residential MBS:
Prime	$354.3	$1,439.5	$1,793.8	$535.6	$1,713.2	$2,248.8
Alt-A	588.6	701.2	1,289.8	674.9	821.1	1,496.0
Subprime	—	6.5	6.5	—	7.3	7.3
Total	942.9	2,147.2	3,090.1	1,210.5	2,541.6	3,752.1
HELOC:
Alt-A	—	34.5	34.5	—	41.6	41.6
Total	—	34.5	34.5	—	41.6	41.6
Total private label MBS	$942.9	$2,181.7	$3,124.6	$1,210.5	$2,583.2	$3,793.7

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

Private Label MBS Collateral Statistics. The following tables provide collateral performance and credit enhancement information for the Bank's private label MBS portfolio by par and by collateral type as of September 30, 2012. The Bank has purchased no private label MBS since 2007.

	Private Label MBS by Vintage - Prime
(dollars in millions)	2007	2006	2005	2004 and earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$5.2	$37.1	$42.3
AA	—	—	—	98.0	98.0
A	—	—	—	30.7	30.7
BBB	—	34.5	38.3	302.5	375.3
Below investment grade:
BB	—	10.0	75.3	151.8	237.1
B	0.6	—	51.5	103.9	156.0
CCC	—	—	31.5	10.1	41.6
CC	161.3	133.3	37.8	—	332.4
C	—	183.6	59.8	—	243.4
D	233.8	—	3.2	—	237.0
Total	$395.7	$361.4	$302.6	$734.1	$1,793.8
Amortized cost	$321.6	$326.7	$290.4	$728.9	$1,667.6
Gross unrealized losses	(0.7)	(4.5)	(9.9)	(17.6)	(32.7)
Fair value	336.6	327.9	285.9	716.6	1,667.0
OTTI :
Credit-related OTTI taken	$(2.9)	$(5.5)	$(0.1)	$(0.1)	$(8.6)
Noncredit-related OTTI taken	2.9	4.1	0.1	(0.7)	6.4
Total YTD 2012 OTTI taken	$—	$(1.4)	$—	$(0.8)	$(2.2)
Weighted average fair value/par	85.1%	90.7%	94.5%	97.6%	92.9%
Original weighted average credit support	6.9	7.8	4.2	5.1	5.9
Weighted-average credit support - current	1.3	3.3	5.2	10.7	6.2
Weighted average collateral delinquency(1)	17.0	13.0	12.7	8.7	12.1

	Private Label MBS by Vintage - Alt-A
(dollars in millions)	2007	2006	2005	2004 and Earlier	Total
Par by lowest external long- term rating:
AAA	$—	$—	$—	$11.4	$11.4
AA	—	12.7	—	21.0	33.7
A	—	—	9.9	11.6	21.5
BBB	—	—	—	182.3	182.3
Below investment grade:
B	—	—	109.2	38.2	147.4
CCC	—	—	—	11.8	11.8
CC	—	53.6	41.9	—	95.5
C	129.1	94.3	17.6	—	241.0
D	132.2	384.6	28.4	—	545.2
Total	$261.3	$545.2	$207.0	$276.3	$1,289.8
Amortized cost	$191.7	$434.0	$196.4	$275.0	$1,097.1
Gross unrealized losses	(12.2)	(22.9)	(10.9)	(5.0)	(51.0)
Fair value	179.5	424.8	185.7	272.6	1,062.6
OTTI:
Credit-related OTTI taken	$—	$(0.5)	$—	$(0.6)	$(1.1)
Noncredit-related OTTI taken	—	0.5	—	0.6	1.1
Total YTD 2012 OTTI taken	$—	$—	$—	$—	$—
Weighted average fair value/par	68.7%	77.9%	89.7%	98.7%	82.4%
Original weighted average credit support	13.6	9.9	5.8	5.4	9.0
Weighted-average credit Support - current	1.5	1.4	6.7	14.8	5.6
Weighted average collateral delinquency(1)	33.3	23.8	14.9	9.4	21.2
Notes:
(1) Delinquency information is presented at the cross-collateralization level.

The Bank's subprime and HELOC private label MBS balances are immaterial to the overall portfolio. Accordingly, the related collateral statistics for these private label MBS are not presented.

Private Label MBS Issuers and Servicers. The following tables provide information regarding the issuers and master servicers of the Bank's private label MBS portfolio that exceeded 5% of the total as of September 30, 2012. Management actively monitors the credit quality of the portfolio's master servicers. For further information on the Bank's MBS master servicer risks, see additional discussion in the Item 1A. Risk Factors in the Bank's 2011 Form 10-K.

	September 30, 2012
Original Issuers (in millions)	Total Carrying Value	Total Fair Value
Lehman Brothers Holdings Inc. (1)	$669.6	$663.9
J.P. Morgan Chase & Co.	575.7	575.9
Countrywide Financial Corp. (2)	305.9	299.4
Wells Fargo & Co.	302.6	302.4
Citigroup Inc.	222.2	213.1
GMAC LLC	152.5	152.5
Other	562.4	552.4
Total	$2,790.9	$2,759.6

	September 30, 2012
Current Master Servicers (in millions)	Total Carrying Value	Total Fair Value
Wells Fargo Bank, NA	$966.5	$961.1
Aurora Loan Services Inc.	669.6	663.9
Bank of America Corp.	359.3	351.0
Citimortgage Inc.	222.2	213.1
U.S. Bank NA	207.3	207.3
Other	366.0	363.2
Total	$2,790.9	$2,759.6
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

Private Label MBS in Unrealized Loss Positions. The following table provides information on the portion of the private label MBS portfolio in an unrealized loss position at September 30, 2012 and October 31, 2012.

Private Label MBS in Unrealized Loss Positions

	September 30, 2012					October 31, 2012(1)
(dollars in millions)	Par	Amort Cost	Gross Unrealized Losses	Wtd-Avg Collateral Del Rate %(2)	% AAA	% Inv Grade(3)	% Below Inv Grade	Current % Watchlist
Residential MBS backed by:
Prime loans:
First lien	$808.6	$774.5	$(32.7)	12.9	—	27.8	72.2	4.7
Alt-A and other:
Alt-A other	853.3	711.2	(51.0)	24.6	—	8.3	91.7	—
Subprime loans:
First lien	4.1	4.1	(0.4)	26.3	—	100.0	0.0	100.0
HELOC backed by Alt-A and other:
Alt-A other	26.8	23.3	(3.3)	6.6	—	48.2	51.8	91.8
Notes:
(1) Reflects impact of paydowns to zero or sales of securities.
(2) Delinquency information is presented at the cross-collateralization level.
(3) No private label MBS had a AAA rating.

OTTI. During the nine months ended September 30, 2012 and 2011, the Bank recognized $11.0 million and $37.5 million of credit-related OTTI charges in earnings (the credit loss) related to private label MBS after the Bank determined that it was likely that it would not recover the entire amortized cost of each of these securities. Because the Bank does not intend to sell and it is not more likely than not that the Bank will be required to sell any OTTI securities before anticipated recovery of their amortized cost basis, the Bank does not have an additional OTTI charge for the difference between amortized cost and fair value. The Bank has not recorded OTTI on any other type of security (i.e., U.S. agency MBS or non-MBS securities).

The Bank's estimate of cash flows has a significant impact on the determination of credit losses. Cash flows expected to be collected are based on the performance and type of private label MBS and the Bank's expectations of the economic environment. To ensure consistency in determination of the OTTI for private label MBS among all FHLBanks, each quarter the Bank works with the OTTI Governance Committee to update its OTTI analysis based on actual loan performance and current housing market assumptions in the collateral loss projection models, which generate the estimated cash flows from the Bank's private label MBS. This process and related significant inputs are provided in Note 6 - OTTI to the unaudited financial statements included in this Form 10-Q.

Significant assumptions used on securities that incurred a credit loss during the three months ended September 30, 2012 are included in Note 6 - OTTI to the unaudited financial statements included in this Form 10-Q. The classification of the bond is determined by the cash flow model. Significant assumptions used on all of the Bank's private label MBS as part of its third quarter 2012 analysis, whether OTTI was recorded or not, are presented below.

	Significant Inputs for Private Label Residential MBS
	Prepayment Rates				Default Rates				Loss Severities				Current Credit Enhancement
Year of securitization	Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %
Prime:
2007	9.1	6.8	-	13.3	26.7	12.8	-	35.1	44.0	38.6	-	49.3	1.3	0.0	-	4.0
2006	10.1	7.4	-	18.5	26.9	5.1	-	36.7	39.2	31.7	-	42.4	3.7	0.0	-	8.7
2005	12.4	8.3	-	17.9	13.6	2.9	-	26.0	31.8	20.0	-	43.0	6.5	0.0	-	12.4
2004 and prior	19.6	11.5	-	43.9	6.4	0.1	-	17.3	27.2	20.1	-	39.4	9.1	4.1	-	28.2
Total Prime	13.3	6.8	-	43.9	17.4	0.1	-	36.7	34.9	20.0	-	49.3	5.5	0.0	-	28.2
Alt-A:
2007	7.8	7.2	-	8.5	49.8	42.5	-	54.3	46.5	44.7	-	47.6	0.9	0.0	-	3.2
2006	9.2	7.4	-	17.9	39.7	1.6	-	51.7	47.0	20.1	-	54.5	1.0	0.0	-	13.0
2005	11.0	9.7	-	15.9	23.6	6.9	-	31.7	40.1	23.1	-	47.9	2.9	0.0	-	13.3
2004 and prior	14.3	11.0	-	17.9	12.7	1.5	-	48.4	26.5	20.0	-	38.7	15.0	5.8	-	24.9
Total Alt-A	10.8	7.2	-	17.9	31.2	1.5	-	54.3	39.3	20.0	-	54.5	6.0	0.0	-	24.9
Subprime:
2004 and prior	6.5	6.3	-	6.5	33.7	33.1	-	34.6	70.4	58.3	-	77.7	41.5	9.5	-	60.8
Total Residential MBS	12.2	6.3	-	43.9	23.6	0.1	-	54.3	36.9	20.0	-	77.7	5.8	0.0	-	60.8

	Significant Inputs for HELOCs
	Prepayment Rates				Default Rates				Loss Severities		Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %	Weighted Avg %	Range %
HELOCs (Alt-A):
2006	14.3	14.3			—	—			100.0	100.0	—	—
2004 and prior	10.3	7.7	-	13.8	3.6	0.6	-	5.1	100.0	100.0	2.6	0.0	-	8.1
Total HELOCs (Alt-A)	11.8	7.7	-	14.3	2.2	0.0	-	5.1	100.0	100.0	1.6	0.0	-	8.1

The $11.0 million of OTTI credit losses recognized during 2012 was recognized during the first, second and third quarter as follows: $7.2 million, $3.6 million and $0.2 million. The Bank's quarterly OTTI analysis is based on current and forecasted economic trends. The Bank's life-to-date credit losses are concentrated in its 2006 and 2007 vintage bonds. These vintages represent 92% of life-to-date credit losses, of which 48% relates to Prime and 44% relates to Alt-A. The third quarter 2012 OTTI credit loss was minimal due to more optimistic assumptions related to the home price forecast.

At September 30, 2012, the Bank had 51 private label MBS that have had OTTI charges at some point (i.e., they are projected to incur a credit loss during their life). This includes one private label MBS deemed to be OTTI for the first time during 2012. The Bank has recognized $304.5 million of credit losses on these securities life-to-date. The life-to-date credit loss excludes actual cash losses realized, which are recorded as a reduction to credit loss and par. During 2012, the Bank recognized $22.9 million of actual cash losses and $42.6 million life-to-date. Also, during 2012, one OTTI security matured, for which the Bank received all of the cash flows it was contractually entitled to. The life-to-date credit loss excludes $106.0 million of credit losses related to securities sold in previous quarters for which the Bank recognized gains on sale of $15.6 million.

By comparison, at September 30, 2011, the Bank had 51 of its private label MBS other-than-temporarily impaired, including four private label MBS deemed to be other-than-temporarily impaired for the first time. The Bank has recognized $311.4 million of credit losses on these securities life-to-date. During the first nine months of 2011, the Bank realized $12.1 million of actual principal writedowns and $17.2 million life-to-date. The life-to-date credit loss excludes credit losses related to securities sold in previous quarters for which the Bank recognized gains of $7.3 million in 2011.

The following table presents the amount of credit-related and noncredit-related OTTI charges the Bank recorded on its private label MBS portfolio, on both newly impaired and previously impaired securities, for the three and nine months of 2012 and 2011.

	Three months ended September 30, 2012			Three months ended September 30, 2011
(in millions)	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities previously impaired prior to current period	$(0.2)	$0.2	$—	$(6.2)	$6.1	$(0.1)
Total	$(0.2)	$0.2	$—	$(6.2)	$6.1	$(0.1)
Note: There were no newly impaired (i.e., OTTI) securities during the third quarter of 2012 or 2011.

	Nine months ended September 30, 2012			Nine months ended September 30, 2011
(in millions)	Credit Losses	Net Noncredit Losses	Total Losses	Credit Losses	Net Noncredit Losses	Total Losses
Securities newly impaired during the period	$—	$(0.7)	$(0.7)	$(0.7)	$(2.5)	$(3.2)
Securities previously impaired prior to current period	(11.0)	9.5	(1.5)	(36.8)	36.8	—
Total	$(11.0)	$8.8	$(2.2)	$(37.5)	$34.3	$(3.2)

Each quarter the Bank updates its estimated cash flow projections and determines if there is an increase in the estimated cash flows the Bank will receive. If there is an increase in estimated cash flows and it is deemed significant, it is recorded as an increase in the yield on the Bank's investment and is recognized over the life of the investment. Significant increases in cash flows caused an increase in the yield on certain OTTI private label MBS resulting in $2.2 million and $2.1 million of interest income for the third quarter of 2012 and 2011, respectively, and $6.7 million and $7.2 million of interest income for the first nine months of 2012, and 2011, respectively.

The Bank transfers private label MBS from HTM to AFS when an OTTI credit loss is recorded on a security. Transferring securities at the time of an OTTI credit loss event is considered a deterioration in the credit quality of the security. The Bank believes that the transfer increases its flexibility to potentially sell other-than-temporarily-impaired securities if market conditions are right. During the first nine months of 2012 and 2011, the Bank transferred private label MBS with a fair value of $11.3 million and $90.9 million, respectively, as of the date of the transfer.

Management will continue to evaluate all impaired securities, including those on which OTTI has been recorded. Material credit losses have occurred during the first nine months of 2012 and may occur in the future. The specific amount of credit losses will depend on the actual performance of the underlying loan collateral as well as the Bank's future modeling assumptions. Assumption changes in future periods could materially impact the amount of OTTI credit-related losses which could be recorded. Additionally, if the performance of the underlying loan collateral deteriorates, the Bank could experience further credit losses on the portfolio. The Bank cannot estimate the future amount of any additional credit losses.

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

As shown in the table below, based on the estimated cash flows of the Bank's private label MBS under the adverse case scenario, the Bank's third quarter 2012 credit losses would have increased $23.8 million. Under the stress scenario, the Bank may recognize a credit loss in excess of the current maximum credit loss, the difference between the security's amortized cost basis and fair value, because the Bank believes fair value would decrease in the adverse scenario. The adverse scenario estimated cash flows were generated using the same model (Prime, Alt-A or subprime) as the base scenario. Using a model with more severe assumptions could increase the estimated credit loss recorded by the Bank. The adverse case housing price forecast is not management's current best estimate of cash flows and is therefore not used as a basis for determining OTTI. The table below classifies results based on the classification at the time of issuance and not the model used to estimate the cash flows.

Housing Price Scenarios
OTTI Credit Losses - Base vs. Stress Scenario
For the Three Months Ended September 30, 2012

	Base Case			Adverse Case
($ in millions)	# of Securities	Unpaid Principal Balance	OTTI Related to Credit Loss	# of Securities (1)	Unpaid Principal Balance	OTTI Related to Credit Loss
Prime	1	$30.7	$(0.1)	15	$483.3	$(8.7)
Alt-A	2	103.2	(0.1)	14	574.3	(14.3)
Subprime	—	—	—	1	2.4	(0.1)
HELOCs	—	—	—	4	17.2	(0.9)
Total	3	$133.9	$(0.2)	34	$1,077.2	$(24.0)
(1) Of these 34 securities, 31 had an OTTI credit loss recorded in a prior period.

Credit and Counterparty Risk - Mortgage Loans, BOB Loans and Derivatives

Mortgage Loans. The Finance Agency has authorized the Bank to hold mortgage loans under the MPF Program whereby the Bank acquires mortgage loans from participating members in a shared credit risk structure. These assets carry CEs, which give them the approximate equivalent of a AA credit rating at the time of purchase by the Bank, although the CE is not actually rated. The Bank had net mortgage loans held for portfolio of $3.6 billion at September 30, 2012 and $3.9 billion at December 31, 2011 after an allowance for credit losses of $14.1 million and $14.3 million, respectively.

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

The MPF Plus product requires SMI under the MPF Program when each pool was established. At September 30, 2012, eight of the 14 MPF Plus pools still have SMI policies in place. The Bank does not currently offer the MPF Plus product and has not purchased loans under MPF Plus Commitments since July 2006. Per MPF Program guidelines, the existing MPF Plus product exposure is required to be secured by the PFI once the SMI company is rated below AA-. Because no mortgage insurer that underwrites SMI is rated AA or better, this requirement has been waived by the Finance Agency until the regulation is amended, provided that the Bank otherwise mitigates the risk by requiring the PFI to secure the exposure. As of September 30, 2012, $70.6 million of SMI exposure had been secured by two PFIs.

The following tables present unpaid principal balance and maximum coverage outstanding for seriously delinquent loans with PMI as of September 30, 2012 and December 31, 2011.

	Ratings by S&P/Moody's	September 30, 2012
(in millions)	September 30, 2012	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Co. (3)	R/-	$6.9	$2.7
Mortgage Guaranty Insurance Corp.	B-\B2	5.4	2.2
PMI Mortgage Insurance Co. (3)	R\Caa3	4.6	1.7
United Guaranty Residential Insurance Co.	BBB\Baa1	2.4	0.9
Radian Guaranty, Inc.	B-\Ba3	1.5	0.6
Genworth Mortgage Insurance Corp.	B\Ba1	1.5	0.6
Other insurance providers		1.1	0.4
Total		$23.4	$9.1

	Ratings by S&P/Moody's	December 31, 2011
(in millions)	December 31, 2011	Unpaid Principal Balance (1)	Maximum Coverage Outstanding (2)
Republic Mortgage Insurance Co.	CC/Caa2	$6.9	$2.7
Mortgage Guaranty Insurance Corp.	B+/B1	5.4	2.2
PMI Mortgage Insurance Co. (3)	R/Caa3	5.0	1.9
United Guaranty Residential Insurance Co.	BBB/Baa1	2.4	1.0
Radian Guaranty, Inc.	B+/Ba3	2.0	0.8
Genworth Mortgage Insurance Corp.	BB-/Ba1	1.6	0.6
Other insurance providers		0.7	0.3
Total		$24.0	$9.5
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
(3) The R rating represents regulatory action.

BOB Loans. See Item 1. Business in the Bank's 2011 Form 10-K for a description of this program. At September 30, 2012, the allowance for credit losses on BOB loans was $2.5 million, a decrease of $0.7 million from December 31, 2011, due to improved performance of the BOB loan portfolio.

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

	September 30, 2012		December 31, 2011
(dollars in millions) Credit Rating(1)	Total Notional	Net Credit Exposure	Total Notional	Net Credit Exposure
AA	$878.0	$16.3	$4,777.0	$29.9
A	28,152.8	7.1	26,320.6	6.2
BBB	6,540.2	—	—	—
Subtotal	35,571.0	23.4	31,097.6	36.1
Member institutions (2)	28.8	0.7	14.0	0.2
Total	$35,599.8	$24.1	$31,111.6	$36.3
Note:
(1) Credit ratings reflect the lowest rating from the credit rating agencies. These tables do not reflect changes in any rating, outlook or watch status after September 30. The Bank measures credit exposure through a process which includes internal credit review and various external factors.
(2) Member institutions include mortgage delivery commitments. Collateral held with respect to derivatives with member institutions represents the minimum amount of eligible collateral physically held by or on behalf of the Bank or eligible collateral assigned to the Bank, as evidenced by a written security agreement, and held by the member institution for the benefit of the Bank.

The following tables summarize the Bank's derivative counterparties which represent more than 10% of the Bank's total notional amount outstanding and net credit exposure as of September 30, 2012 and December 31, 2011.

Notional Greater Than 10%	September 30, 2012			December 31, 2011
(dollars in millions) Derivative Counterparty	Credit Rating	Notional	% of Notional	Credit Rating	Notional	% of Notional
Deutsche Bank AG	A	$7,173.3	20.1	A	$5,274.2	16.9
JP Morgan Chase Bank, NA	A	5,452.8	15.3	A	4,326.0	13.9
Morgan Stanley Capital	BBB	4,061.1	11.4	-	(1)	(1)
BNP Paribas	A	3,973.6	11.2	AA	3,627.0	11.7
Credit Suisse International	-	(1)	(1)	A	3,419.0	11.0
All others	n/a	14,939.0	42.0	n/a	14,465.4	46.5
Total		$35,599.8	100.0%		$31,111.6	100.0%

Net Credit Exposure Greater Than 10%	September 30, 2012			December 31, 2011
(dollars in millions) Derivative Counterparty	Credit Rating	Net Credit Exposure	% of Total Net Credit Exposure	Credit Rating	Net Credit Exposure	% of Total Net Credit Exposure
Royal Bank of Canada	AA	$15.1	62.5	AA	$14.9	41.1%
HSBC Bank USA, NA	A	4.3	17.9	AA	6.5	17.9
UBS AG	-	(2)	(2)	A	4.9	13.5
BNP Paribas	-	(2)	(2)	AA	8.5	23.5
All others	n/a	4.7	19.6	n/a	1.5	4.0
Total		$24.1	100.0%		$36.3	100.0%
Note:
(1) The percentage of notional is not greater than 10%, so amount is not shown in table.
(2) The percentage of net credit exposure is not greater than 10%, so amount is not shown in table.

To manage market risk, the Bank enters into derivative contracts. Some of these derivatives are with U.S. branches of financial institutions located in Europe, specifically in Germany, Switzerland, France, and the United Kingdom. In terms of counterparty credit risk exposure, European financial institutions are exposed to the Bank as shown below.

(in millions)	September 30, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
Switzerland	$199.8	$199.8	$200.0
United Kingdom	61.6	51.6	51.7
Germany	82.2	67.2	65.1
Total	$343.6	$318.6	$316.8

(in millions)	As of December 31, 2011
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	by the Bank
Switzerland	$256.4	$256.4	$254.3
United Kingdom	87.2	77.1	71.7
Germany	31.1	16.1	15.1
Total	$374.7	$349.6	$341.1
Note: The average maturity of these derivative contracts is December 2016 and February 2015 at September 30, 2012 and December 31, 2011, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

In addition, the Bank is exposed to counterparty credit risk with U.S. branches of European financial institutions. This information is shown below.

(in millions)	September 30, 2012
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$12.3	$12.3	$13.6
United Kingdom	18.5	11.9	12.4
Switzerland	2.0	—	—
Total	$32.8	$24.2	$26.0

(in millions)	As of December 31, 2011
Country of	Market Value	Collateral Obligation	Collateral Pledged
Counterparty	of Total Exposure	(Net Exposure)	to the Bank
France	$7.8	$—	$—
United Kingdom	11.8	4.5	4.7
Switzerland	5.3	—	—
Total	$24.9	$4.5	$4.7
Note: The average maturity of these derivative contracts is July 2017 and December 2014 at September 30, 2012 and December 31, 2011, respectively. Collateral Obligation (Net Exposure) is defined as Market Value of Total Exposure minus delivery threshold and minimum collateral transfer requirements.

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

Consolidated obligation bonds and discount notes, along with member deposits and capital, represent the primary funding sources used by the Bank to support its asset base. Consolidated obligations benefit from the Bank's GSE status; however, they are not obligations of the U.S., and the U.S. government does not guarantee them. Consolidated obligation bonds and discount notes are rated Aaa with negative outlook/P-1 by Moody's and AA+ with negative outlook/A-1+ by S & P. These ratings measure the likelihood of timely payment of principal and interest. At September 30, 2012, the Bank's consolidated obligation bonds outstanding decreased slightly to $33.7 billion compared to $35.6 billion at December 31, 2011. The Bank also issues discount notes, which are shorter-term consolidated obligations, to support its short-term member loan portfolio and other short-term asset funding needs. Total discount notes outstanding at September 30, 2012, increased to $20.9 billion compared to $10.9 billion at December 31, 2011, primarily due to an increase in short-term advance activity.

The Bank's ability to operate its business, meet its obligations and generate net interest income depends primarily on the ability to issue large amounts of various debt structures at attractive rates. Access and funding levels have fluctuated with conditions in the global financial markets over the past several years. In the second half of 2011, as the financial crisis in Europe worsened, the Bank's funding levels improved markedly, benefiting from a flight to quality and wider swap spreads. In 2012, funding levels have tightened and returned to normal historical levels relative to LIBOR.

Consolidated obligations bonds often have investor-determined features. The decision to issue a bond using a particular structure is based upon the desired amount of funding, and the ability of the Bank to hedge the risks. The issuance of a bond with a simultaneously-transacted interest-rate exchange agreement usually results in a funding vehicle with a lower cost than the Bank could otherwise achieve. The continued attractiveness of such debt/swap transactions depends on price relationships in both the consolidated bond and interest-rate exchange markets. If conditions in these markets change, the Bank may alter the types or terms of the bonds issued. The increase in funding alternatives available to the Bank through negotiated debt/swap transactions is beneficial to the Bank because it may reduce funding costs and provide additional asset/liability management tools. The types of consolidated obligations bonds issued can fluctuate based on comparative changes in their cost levels, supply and demand conditions, advance demand, and the Bank's balance sheet management strategy. The Bank primarily uses noncallable bonds as a source of funding but also utilizes structured notes such as callable bonds. Unswapped callable bonds primarily fund the Bank's mortgage portfolio while swapped callable bonds fund other floating rate assets. At September 30, 2012, callable bonds issued by the Bank were up approximately $2.3 billion from December 31, 2011. Note 11 to the unaudited financial statements in this Form 10-Q provides additional information regarding the Bank's consolidated obligations.

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

The Bank is required to maintain a level of liquidity in accordance with certain Finance Agency guidance and policies established by management and the Board. Under these policies and guidelines, the Bank is required to maintain sufficient liquidity in an amount at least equal to its anticipated net cash outflows under two different scenarios. One scenario assumes that the Bank cannot access the capital markets for a period of 15 days and that, during that time, members do not renew any maturing, prepaid and called advances. The second scenario assumes that the Bank cannot access the capital markets for five days and that, during that period, it will automatically renew maturing and called advances for all members except very large, highly rated members. These additional requirements are more stringent than the longer-term contingency liquidity requirement discussed below. The requirements are designed to enhance the Bank's protection against temporary disruptions in access to the debt markets. The Bank was in compliance with these requirements at September 30, 2012.

Contingency Liquidity. In their asset/liability management planning, members may look to the Bank to provide standby liquidity. The Bank seeks to be in a position to meet its customers' credit and liquidity needs without maintaining excessive holdings of low-yielding liquid investments or being forced to incur unnecessarily high borrowing costs. To satisfy these requirements and objectives, the Bank's primary sources of liquidity are the issuance of new consolidated obligation bonds and discount notes and short-term investments, such as Federal funds sold and overnight securities purchased under agreements to resell.

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

Additionally, consistent with regulatory requirements, the Bank's Liquidity and Funds Management Policy has historically required the Bank to hold contingency liquidity sufficient to meet the Bank's estimated needs for a minimum of five business days without access to the consolidated obligation debt markets. The Bank's liquidity measures are estimates which are dependent upon certain assumptions which may or may not prove valid in the event of an actual complete capital market disruption. Management believes that under normal operating conditions, routine member borrowing needs and consolidated obligation maturities could be met under these requirements; however, under extremely adverse market conditions, the Bank's ability to meet a significant increase in member loan demand could be impaired without immediate access to the consolidated obligation debt markets. The Bank's access to the capital markets has never been interrupted to the extent the Bank's ability to meet its obligations was compromised, and the Bank currently has no reason to believe that its ability to issue consolidated obligations will be impeded to that extent. Specifically, the Bank's sources of contingency liquidity include maturing overnight and short-term investments, maturing advances, unencumbered repurchase-eligible assets, trading securities, AFS securities and MBS repayments. Uses of contingency liquidity include net settlements of consolidated obligations, member loan commitments, mortgage loan purchase commitments, deposit outflows and maturing other borrowed funds. Excess contingency liquidity is calculated as the difference between sources and uses of contingency liquidity. At September 30, 2012 and December 31, 2011, excess contingency liquidity was approximately $13.8 billion and $14.3 billion, respectively.

In September 2012, the OF revised its methodology for the allocation of the proceeds from the issuance of consolidated obligations when consolidated obligations cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. In general, this methodology provides that the proceeds in such circumstances will be allocated among the FHLBanks based on relative FHLBank total regulatory capital unless the OF determines that there is an overwhelming reason to adopt a different allocation method. As is the case during any instance of a disruption in the Bank's ability to access the capital markets, market conditions or this allocation could adversely impact the Bank's ability to finance operations, which could thereby adversely impact its financial condition and results of operations.

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

Item 1: Financial Statements (unaudited)

Federal Home Loan Bank of Pittsburgh
Statement of Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share amounts)	2012	2011	2012	2011
Interest income:
Advances	$66,122	$59,707	$197,027	$185,456
Prepayment fees on advances, net	2,230	1,415	14,266	1,644
Interest-bearing deposits	171	105	511	312
Securities purchased under agreements to resell	1,415	18	3,114	18
Federal funds sold	838	738	1,874	3,434
Trading securities	156	233	844	1,092
Available-for-sale (AFS) securities	32,224	31,850	96,305	100,439
Held-to-maturity (HTM) securities	32,273	43,157	104,528	142,955
Mortgage loans held for portfolio	41,284	49,880	128,788	153,863
Total interest income	176,713	187,103	547,257	589,213
Interest expense:
Consolidated obligations - discount notes	6,443	1,661	12,327	10,225
Consolidated obligations - bonds	120,035	147,885	392,153	465,902
Mandatorily redeemable capital stock	205	—	319	—
Deposits	138	96	415	346
Other borrowings	8	8	29	30
Total interest expense	126,829	149,650	405,243	476,503
Net interest income	49,884	37,453	142,014	112,710
Provision (benefit) for credit losses	(156)	2,393	(39)	6,345
Net interest income after provision (benefit) for credit losses	50,040	35,060	142,053	106,365
Other noninterest income (loss):
Total OTTI losses (Note 6)	—	(104)	(2,191)	(3,223)
OTTI losses reclassified (from) AOCI (Note 6)	(186)	(6,069)	(8,833)	(34,306)
Net OTTI losses, credit portion (Note 6)	(186)	(6,173)	(11,024)	(37,529)
Net gains (losses) on trading securities (Note 3)	188	(550)	334	(412)
Net realized gains from sales of AFS securities (Note 4)	—	—	—	7,278
Net gains (losses) on derivatives and hedging activities (Note 10)	3,482	(5,285)	2,641	(5,178)
Service fees	628	599	1,795	1,796
Other, net	341	2,213	3,617	6,165
Total other noninterest income (loss)	4,453	(9,196)	(2,637)	(27,880)
Other expense:
Compensation and benefits expense	9,127	6,616	27,387	23,984
Other operating expense	6,797	5,493	19,368	16,028
Benefit for derivative counterparty credit loss (Note 15)	—	(1,850)	—	(1,850)
Finance Agency expense	1,093	1,207	3,511	3,799
Office of Finance expense	798	774	2,459	2,244
Total other expense	17,815	12,240	52,725	44,205
Income before assessments	36,678	13,624	86,691	34,280
Affordable Housing Program	3,688	1,741	8,701	3,432
REFCORP	—	—	—	3,744
Total assessments	3,688	1,741	8,701	7,176
Net income	$32,990	$11,883	$77,990	$27,104
Earnings per share:
Weighted avg shares outstanding (excludes mandatorily redeemable capital stock)	30,546	35,315	31,008	37,171
Basic and diluted earnings per share	$1.08	$0.34	$2.52	$0.73
Dividends per share	$0.03	$—	$0.08	$—
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Comprehensive Income (unaudited)

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net income	$32,990	$11,883	$77,990	$27,104
Other comprehensive income (loss) :
Net unrealized gains on AFS securities:
Unrealized gains	17,449	4,380	29,792	4,186
Net non-credit portion of OTTI losses on AFS securities:
Non-credit OTTI loss on AFS	—	(86)	—	(86)
Non-credit OTTI losses transferred from HTM securities	—	—	(662)	(2,697)
Net change in fair value of OTTI securities	62,497	(12,159)	117,751	47,643
Unrealized gains (losses)	26,851	(3,268)	34,361	7,446
Reclassification of gains included in net income	—	—	—	(7,278)
Reclassification of non-credit portion included in net income	186	6,155	9,495	37,089
Total net non-credit portion of OTTI losses on AFS securities	89,534	(9,358)	160,945	82,117
Net non-credit portion of OTTI losses on HTM securities:
Non-credit portion	—	—	(662)	(2,697)
Reclassification of non-credit portion from HTM to AFS securities	—	—	662	2,697
Total net non-credit portion of OTTI losses on HTM securities	—	—	—	—
Reclassification of net losses included in net income relating to hedging activities	—	3	—	18
Pension and post-retirement benefits	29	(4)	54	(12)
Total other comprehensive income (loss)	107,012	(4,979)	190,791	86,309
Total comprehensive income	$140,002	$6,904	$268,781	$113,413
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)

	September 30, 2012	December 31, 2011
(in thousands)
ASSETS
Cash and due from banks	$246,723	$634,278
Interest-bearing deposits	11,164	16,180
Federal funds sold	2,335,000	2,450,000
Securities purchased under agreements to resell (Note 2)	2,250,000	—
Investment securities:
Trading securities (Note 3)	1,114,015	984,285
AFS securities, at fair value (Note 4)	6,326,162	4,356,147
HTM securities; fair value of $6,416,070 and $8,782,348, respectively (Note 5)	6,335,836	8,832,845
Total investment securities	13,776,013	14,173,277
Advances (Note 7)	37,738,621	30,604,801
Mortgage loans held for portfolio (Note 8), net of allowance for credit losses of $14,058 and $14,344, respectively (Note 9)	3,579,079	3,883,127
Banking on Business (BOB) loans, net of allowance for credit losses of $2,504 and $3,223, respectively (Note 9)	13,176	14,016
Accrued interest receivable	120,715	132,152
Premises, software and equipment, net	14,503	16,281
Derivative assets (Note 10)	25,394	36,256
Other assets	30,119	33,918
Total assets	$60,140,507	$51,994,286

Federal Home Loan Bank of Pittsburgh
Statement of Condition (unaudited)
(continued)

	September 30, 2012	December 31, 2011
(in thousands, except par value)
LIABILITIES AND CAPITAL
Liabilities
Deposits:
Interest-bearing	$1,017,485	$1,062,027
Noninterest-bearing	37,471	37,667
Total deposits	1,054,956	1,099,694
Consolidated obligations, net: (Note 11)
Discount notes	20,888,257	10,921,498
Bonds	33,665,452	35,613,036
Total consolidated obligations, net	54,553,709	46,534,534
Mandatorily redeemable capital stock (Note 12)	188,128	45,673
Accrued interest payable	145,672	125,564
Affordable Housing Program	19,438	13,588
Derivative liabilities (Note 10)	402,355	441,975
Other liabilities	145,172	70,420
Total liabilities	56,509,430	48,331,448
Commitments and contingencies (Note 15)
Capital (Note 12)
Capital stock - putable ($100 par value) issued and outstanding 30,917 and 33,899 shares	3,091,724	3,389,863
Retained earnings:
Unrestricted	490,763	430,774
Restricted	20,164	4,566
Total retained earnings	510,927	435,340
AOCI	28,426	(162,365)
Total capital	3,631,077	3,662,838
Total liabilities and capital	$60,140,507	$51,994,286

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)

	Nine months ended September 30,
(in thousands)	2012	2011
OPERATING ACTIVITIES
Net income	$77,990	$27,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,148	3,726
Change in net fair value adjustment on derivative and hedging activities	69,349	78,121
Net OTTI credit losses	11,024	37,529
Other adjustments	(43)	(1,680)
Net change in:
Trading securities	(129,730)	151,918
Accrued interest receivable	11,420	16,402
Other assets	2,069	4,281
Accrued interest payable	20,110	763
Other liabilities(1)	5,571	32,991
Total adjustments	(1,082)	324,051
Net cash provided by operating activities	$76,908	$351,155
INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits (including $5,016 and $(3,197) to other FHLBanks for mortgage loan program)	$116,397	$(242,827)
Securities purchased under agreements to resell	(2,250,000)	(500,000)
Federal funds sold	115,000	1,300,000
Premises, software and equipment, net	(2,390)	(1,055)
AFS securities:
Proceeds (includes $138,461 from sales of AFS securities in 2011)	1,685,434	599,572
Purchases	(3,395,721)	(1,576,013)
HTM securities:
Net change in short-term	1,300,000	1,350,000
Proceeds from long-term	1,185,788	1,788,517
Purchases of long-term	—	(814,687)
Advances:
Proceeds	129,286,409	56,866,598
Made	(136,616,238)	(52,883,955)
Mortgage loans held for portfolio:
Proceeds	699,272	632,520
Purchases	(397,646)	(192,675)
Net cash (used in) provided by investing activities	$(8,273,695)	$6,325,995

Federal Home Loan Bank of Pittsburgh
Statement of Cash Flows (unaudited)
(continued)

	Nine months ended September 30,
(in thousands)	2012	2011
FINANCING ACTIVITIES
Net change in:
Deposits and pass-through reserves	$(24,969)	$67,811
Net payments for derivative contracts with financing element	(89,671)	(58,070)
Net proceeds from issuance of consolidated obligations:
Discount notes	315,609,494	74,493,539
Bonds (none from other FHLBanks)	26,631,719	14,398,186
Payments for maturing and retiring consolidated obligations:
Discount notes	(305,647,045)	(80,106,740)
Bonds	(28,512,209)	(14,930,241)
Proceeds from issuance of capital stock	321,423	55,450
Payments for repurchase/redemption of mandatorily redeemable capital stock	(41,028)	(5,959)
Payments for repurchase/redemption of capital stock	(436,079)	(538,824)
Cash dividends paid	(2,403)	—
Net cash provided by (used in) financing activities	$7,809,232	$(6,624,848)
Net (decrease) increase in cash and cash equivalents	$(387,555)	$52,302
Cash and cash equivalents at beginning of the period	634,278	143,393
Cash and cash equivalents at end of the period	$246,723	$195,695
Supplemental disclosures:
Interest paid	$415,969	$508,974
AHP payments, net	2,851	3,898
REFCORP assessments, net	—	(33,821)
Transfers of mortgage loans to real estate owned	16,576	12,638
Non-cash transfer of OTTI HTM securities to AFS	11,268	90,925
Note:
(1)Other liabilities includes the net change in the REFCORP asset/liability where applicable.

The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of Pittsburgh
Statement of Changes in Capital (unaudited)

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2010	39,869	$3,986,932	$397,291	$—	$397,291	$(223,341)	$4,160,882
Proceeds from sale of capital stock	554	55,450	—	—	—	—	55,450
Repurchase/redemption of capital stock	(5,388)	(538,824)	—	—	—	—	(538,824)
Net shares reclassified to mandatorily redeemable capital stock	(198)	(19,821)	—	—	—	—	(19,821)
Comprehensive income	—	—	24,727	2,377	27,104	86,309	113,413
September 30, 2011	34,837	$3,483,737	$422,018	$2,377	$424,395	$(137,032)	$3,771,100

	Capital Stock - Putable		Retained Earnings
(in thousands)	Shares	Par Value	Unrestricted	Restricted	Total	AOCI	Total Capital
December 31, 2011	33,899	$3,389,863	$430,774	$4,566	$435,340	$(162,365)	$3,662,838
Proceeds from sale of capital stock	3,214	321,423	—	—	—	—	321,423
Repurchase/redemption of capital stock	(4,361)	(436,079)	—	—	—	—	(436,079)
Net shares reclassified to mandatorily redeemable capital stock	(1,835)	(183,483)	—	—	—	—	(183,483)
Comprehensive income	—	—	62,392	15,598	77,990	190,791	268,781
Cash dividends	—	—	(2,403)	—	(2,403)	—	(2,403)
September 30, 2012	30,917	$3,091,724	$490,763	$20,164	$510,927	$28,426	$3,631,077

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

All members must purchase stock in the Bank. The amount of capital stock a member owns is based on outstanding advances, letters of credit, membership asset value, and the principal balance of residential mortgage loans previously sold to the Bank. The Bank considers those members with capital stock outstanding in excess of 10% of total capital stock outstanding to be related parties. See Note 13 for additional information.

The Federal Housing Finance Agency (Finance Agency) is the independent regulator of the FHLBanks. The mission of the Finance Agency is to provide effective supervision, regulation and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market. Each FHLBank operates as a separate entity with its own management, employees and board of directors. The Bank does not consolidate any off-balance sheet special-purpose entities or other conduits.

As provided by the Housing and Economic Recovery Act of 2008 as amended (HERA), or Finance Agency regulation, the Bank’s debt instruments, referred to as consolidated obligations, are the joint and several obligations of all the FHLBanks and are the primary source of funds for the FHLBanks. These funds are primarily used to provide advances, purchase mortgages from members through the Mortgage Partnership Finance (MPF) Program and purchase certain investments. See Note 11 for additional information. The Office of Finance (OF) is a joint office of the FHLBanks established to facilitate the issuance and servicing of the consolidated obligations of the FHLBanks and to prepare the combined quarterly and annual financial reports of all 12 FHLBanks. Deposits, other borrowings, and capital stock issued to members provide other funds. The Bank primarily invests these funds in short-term investments to provide liquidity. The Bank also provides member institutions with correspondent services, such as wire transfer, safekeeping and settlement.

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

Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention. On April 9, 2012, the Finance Agency issued Advisory Bulletin 2012-02, Framework for Adversely Classifying Loans, Other Real Estate Owned, and Other Assets and Listing Assets for Special Mention (AB 2012-02). AB 2012-02 establishes a standard and uniform methodology for adverse classification and identification of special mention assets and off-balance sheet credit exposures at the FHLBanks, excluding investment securities. The Bank is currently assessing the provisions of AB 2012-02 and has not yet determined when it will implement the guidance or the effect that it will have on the Bank's Statement of Income, Statement of Comprehensive Income, or Statement of Condition.

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). During May 2011, the FASB issued guidance to substantially converge the definition of fair value and related disclosure requirements, but not when fair value accounting is applied. The guidance includes additional disclosure requirements around Level 3 inputs and an increased requirement to report all instruments measured or disclosed at fair value within the fair value hierarchy. The guidance was effective for the Bank beginning January 1, 2012 and was applied prospectively. See Note 14 to the Financial Statements.

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

Note 2 - Securities Purchased Under Agreements to Resell

The Bank periodically purchases securities under agreements to resell those securities. These amounts are classified as assets in the Statement of Condition. Securities purchased under agreements to resell are held in safekeeping in the name of the Bank by third-party custodians approved by the Bank. Should the market value of the underlying securities decrease below the market value required as collateral, the counterparty has the option to (1) place an equivalent amount of additional securities in safekeeping in the name of the Bank or (2) remit an equivalent amount of cash; otherwise, the dollar value of the resale agreement will be decreased accordingly.

Notes to Financial Statements (continued)

Note 3 – Trading Securities

The following table presents trading securities as of September 30, 2012 and December 31, 2011.

(in thousands)	September 30, 2012	December 31, 2011
TLGP investments	$—	$250,080
U.S. Treasury bills	1,109,878	729,994
Mutual funds offsetting deferred compensation	4,137	4,211
Total	$1,114,015	$984,285

The mutual funds are held in a Rabbi trust to generate returns that seek to offset changes in liabilities related to market risk of certain deferred compensation agreements. These deferred compensation liabilities were $4.2 million and $4.3 million at September 30, 2012 and December 31, 2011, respectively.

The following table presents net gains (losses) on trading securities for the third quarter and the first nine months of 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Net unrealized gains (losses) on trading securities held at period-end	$168	$(535)	$408	$(348)
Net realized gains (losses) on securities sold/matured during the period	20	(15)	(74)	(64)
Net gains (losses) on trading securities	$188	$(550)	$334	$(412)

Note 4 – Available-for-Sale (AFS) Securities

The following tables present AFS securities as of September 30, 2012 and December 31, 2011.

	September 30, 2012
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
Other U.S. obligations	21,000	—	20	—	21,020
GSE securities	1,374,912	—	209	(537)	1,374,584
State and local agency obligations	12,995	—	—	(23)	12,972
Total non-MBS	$1,410,900	$—	$234	$(560)	$1,410,574
MBS:
Other U.S. obligations MBS	$326,160	$—	$85	$(204)	$326,041
GSE residential MBS	3,071,757	—	36,645	(94)	3,108,308
Private label MBS:
Private label residential MBS	1,473,486	(44,190)	37,790	(422)	1,466,664
HELOCs	15,344	(940)	171	—	14,575
Total private label MBS	1,488,830	(45,130)	37,961	(422)	1,481,239
Total MBS	$4,886,747	$(45,130)	$74,691	$(720)	$4,915,588
Total AFS securities	$6,297,647	$(45,130)	$74,925	$(1,280)	$6,326,162

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Amortized Cost(1)	OTTI Recognized in AOCI(2)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Non-MBS:
Mutual funds partially securing supplemental retirement plan	$1,993	$—	$5	$—	$1,998
GSE securities	900,000	—	574	—	900,574
Total non-MBS	$901,993	$—	$579	$—	$902,572
MBS:
GSE residential MBS	$1,801,193	$—	$6,849	$(901)	$1,807,141
Private label MBS:
Private label residential MBS	1,796,969	(165,029)	3,601	(4,180)	1,631,361
HELOCs	18,215	(3,142)	—	—	15,073
Total private label MBS	1,815,184	(168,171)	3,601	(4,180)	1,646,434
Total MBS	$3,616,377	$(168,171)	$10,450	$(5,081)	$3,453,575
Total AFS securities	$4,518,370	$(168,171)	$11,029	$(5,081)	$4,356,147
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.
(2)Represents the noncredit portion of an OTTI recognized during the life of the security.

The mutual funds are held in a Rabbi trust to secure a portion of the Bank’s supplemental retirement obligation. These obligations were $4.0 million and $3.8 million at September 30, 2012 and December 31, 2011, respectively.

As of September 30, 2012, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $8.3 million and credit losses of $304.5 million, partially offset by OTTI-related accretion adjustments of $4.1 million. As of December 31, 2011, the amortized cost of the Bank’s MBS classified as AFS included net purchased discounts of $11.1 million and credit losses of $316.5 million, partially offset by OTTI-related accretion adjustments of $9.1 million.

The following table presents a reconciliation of the AFS OTTI loss recognized through accumulated comprehensive income (AOCI) to the total net noncredit portion of OTTI losses on AFS securities in AOCI as of September 30, 2012 and December 31, 2011.

(in thousands)	September 30, 2012	December 31, 2011
Non-credit portion of OTTI losses	$(45,130)	$(168,171)
Net unrealized gains on OTTI securities since their last OTTI credit charge	37,961	57
Net non-credit portion of OTTI losses on AFS securities in AOCI	$(7,169)	$(168,114)

Notes to Financial Statements (continued)

The following tables summarize the AFS securities with unrealized losses as of September 30, 2012 and December 31, 2011. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
Non-MBS:
GSE securities	$949,404	$(537)	$—	$—	$949,404	$(537)
State or local agency obligations	12,972	(23)	—	—	12,972	(23)
Total non-MBS	$962,376	$(560)	$—	$—	$962,376	$(560)
MBS:
Other U.S. obligations MBS	$249,725	$(204)	$—	$—	$249,725	$(204)
GSE residential MBS	33,777	(60)	37,758	(34)	71,535	(94)
Private label:
Private label residential MBS	10,640	(472)	731,071	(44,140)	741,711	(44,612)
HELOCs	—	—	9,408	(940)	9,408	(940)
Total private label MBS	10,640	(472)	740,479	(45,080)	751,119	(45,552)
Total MBS	$294,142	$(736)	$778,237	$(45,114)	$1,072,379	$(45,850)
Total AFS securities	$1,256,518	$(1,296)	$778,237	$(45,114)	$2,034,755	$(46,410)

	December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses(1)
MBS:
GSE residential MBS	$844,628	$(901)	$—	$—	$844,628	$(901)
Private label:
Private label residential MBS	232,848	(11,150)	1,290,706	(158,059)	1,523,554	(169,209)
HELOCs	2,118	(45)	12,955	(3,097)	15,073	(3,142)
Total private label MBS	234,966	(11,195)	1,303,661	(161,156)	1,538,627	(172,351)
Total MBS	$1,079,594	$(12,096)	$1,303,661	$(161,156)	$2,383,255	$(173,252)
Total AFS securities	$1,079,594	$(12,096)	$1,303,661	$(161,156)	$2,383,255	$(173,252)
Note:
(1)Total unrealized losses equal the sum of "OTTI Recognized in AOCI" and "Gross Unrealized Losses" in the first two tables of this Note 4.

Securities Transferred.  The Bank may transfer investment securities from HTM to AFS when an OTTI credit loss has been recorded on the security. The Bank believes that a credit loss constitutes evidence of a significant decline in the issuer’s creditworthiness. The Bank transfers these securities to increase its flexibility to sell the securities if management determines it is prudent to do so. The Bank transferred one private label MBS from HTM to AFS during the nine months ended September 30, 2012 and four during the first nine months of 2011. These securities had an OTTI credit loss recorded on them during the period in which they were transferred.

Notes to Financial Statements (continued)

During the nine months ended September 30, 2012 and 2011, private label MBS were transferred only in the first quarter of each year as presented below.

(in thousands)	Amortized Cost	OTTI Recognized in OCI	Fair Value
March 31, 2012 transfers	$11,930	$(662)	$11,268
March 31, 2011 transfers	$93,622	$(2,697)	$90,925

Redemption Terms. The amortized cost and fair value of AFS securities by contractual maturity as of September 30, 2012 and December 31, 2011 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$326,992	$326,773	$1,993	$1,998
Due after one year through five years	1,049,913	1,049,809	900,000	900,574
Due in more than ten years	33,995	33,992	—	—
AFS securities excluding MBS	1,410,900	1,410,574	901,993	902,572
MBS	4,886,747	4,915,588	3,616,377	3,453,575
Total AFS securities	$6,297,647	$6,326,162	$4,518,370	$4,356,147

Interest Rate Payment Terms.  The following table details interest payment terms at September 30, 2012 and December 31, 2011.

(in thousands)	September 30, 2012	December 31, 2011
Amortized cost of AFS securities other than MBS:
Fixed-rate	$660,962	$751,993
Variable-rate	749,938	150,000
Total non-MBS	$1,410,900	$901,993
Amortized cost of AFS MBS:
Fixed-rate	$2,153,469	$2,145,595
Variable-rate	2,733,278	1,470,782
Total MBS	$4,886,747	$3,616,377
Total AFS securities	$6,297,647	$4,518,370
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

Notes to Financial Statements (continued)

Realized Gains and Losses on AFS Securities.  The following table provides a summary of proceeds, gross gains and gross losses on sales of AFS securities for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Proceeds from sale of AFS securities	$—	$—	$—	$138,461
Gross gains on AFS securities	—	—	—	7,278

Note 5 – Held-to-Maturity (HTM) Securities

The following tables present HTM securities as of September 30, 2012 and December 31, 2011.

	September 30, 2012
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$700,000	$60	$—	$700,060
GSE securities	27,842	1,386	—	29,228
State or local agency obligations	261,597	8,215	(19,022)	250,790
Total non-MBS	$989,439	$9,661	$(19,022)	$980,078
MBS:
Other U.S. obligations MBS	$2,057,614	$14,224	$—	$2,071,838
GSE residential MBS	1,979,170	106,908	(440)	2,085,638
Private label MBS:
Private label residential MBS	1,296,689	10,791	(39,551)	1,267,929
HELOCs	12,924	—	(2,337)	10,587
Total private label MBS	1,309,613	10,791	(41,888)	1,278,516
Total MBS	$5,346,397	$131,923	$(42,328)	$5,435,992
Total HTM securities	$6,335,836	$141,584	$(61,350)	$6,416,070

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Amortized Cost	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Fair Value
Non-MBS:
Certificates of deposit	$2,000,000	$180	$—	$2,000,180
GSE securities	38,589	1,860	—	40,449
State or local agency obligations	278,704	2,668	(34,291)	247,081
Total non-MBS	$2,317,293	$4,708	$(34,291)	$2,287,710
MBS:
Other U.S. obligations MBS	$2,411,090	$11,273	$(91)	$2,422,272
GSE residential MBS	2,462,698	83,222	(1,939)	2,543,981
Private label MBS:
Private label residential MBS	1,624,190	4,173	(113,072)	1,515,291
HELOCs	17,574	—	(4,480)	13,094
Total private label MBS	1,641,764	4,173	(117,552)	1,528,385
Total MBS	$6,515,552	$98,668	$(119,582)	$6,494,638
Total HTM securities	$8,832,845	$103,376	$(153,873)	$8,782,348

The following tables summarize the HTM securities with unrealized losses as of September 30, 2012 and December 31, 2011. The unrealized losses are aggregated by major security type and length of time that individual securities have been in a continuous unrealized loss position.

	September 30, 2012
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$157,553	$(19,022)	$157,553	$(19,022)
MBS:
GSE residential MBS	$—	$—	$67,732	$(440)	$67,732	$(440)
Private label:
Private label residential MBS	—	—	663,865	(39,551)	663,865	(39,551)
HELOCs	—	—	10,587	(2,337)	10,587	(2,337)
Total private label MBS	—	—	674,452	(41,888)	674,452	(41,888)
Total MBS	$—	$—	$742,184	$(42,328)	$742,184	$(42,328)
Total	$—	$—	$899,737	$(61,350)	$899,737	$(61,350)

Notes to Financial Statements (continued)

	December 31, 2011
	Less than 12 Months		Greater than 12 Months		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Non-MBS:
State or local agency obligations	$—	$—	$195,899	$(34,291)	$195,899	$(34,291)
MBS:
Other U.S. obligations MBS	$90,308	$(16)	$154,860	$(75)	$245,168	$(91)
GSE residential MBS	194,118	(208)	358,160	(1,731)	552,278	(1,939)
Private label:
Private label residential MBS	303,899	(3,718)	861,942	(109,354)	1,165,841	(113,072)
HELOCs	—	—	13,094	(4,480)	13,094	(4,480)
Total private label MBS	303,899	(3,718)	875,036	(113,834)	1,178,935	(117,552)
Total MBS	$588,325	$(3,942)	$1,388,056	$(115,640)	$1,976,381	$(119,582)
Total	$588,325	$(3,942)	$1,583,955	$(149,931)	$2,172,280	$(153,873)

Securities Transferred. During the first nine months of 2012 and 2011, the Bank transferred certain private label MBS from HTM to AFS. See Note 4 for additional information.

Redemption Terms. The amortized cost and fair value of HTM securities by contractual maturity as of September 30, 2012 and December 31, 2011 are presented below. Expected maturities of some securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees.

(in thousands)	September 30, 2012		December 31, 2011
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Non-MBS:
Due in one year or less	$701,740	$701,817	$2,000,000	$2,000,180
Due after one year through five years	28,163	29,559	41,594	43,528
Due after five years through ten years	8,069	8,158	7,420	7,159
Due after ten years	251,467	240,544	268,279	236,843
HTM securities excluding MBS	989,439	980,078	2,317,293	2,287,710
MBS	5,346,397	5,435,992	6,515,552	6,494,638
Total HTM securities	$6,335,836	$6,416,070	$8,832,845	$8,782,348

At September 30, 2012 and December 31, 2011, the amortized cost of the Bank’s MBS classified as HTM included net purchased discounts of $0.4 million and $2.3 million, respectively.

Notes to Financial Statements (continued)

Interest Rate Payment Terms. The following table details interest rate payment terms at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
(in thousands)
Amortized cost of HTM securities other than MBS:
Fixed-rate	$812,864	$2,136,243
Variable-rate	176,575	181,050
Total non-MBS	$989,439	$2,317,293
Amortized cost of HTM MBS:
Fixed-rate	$1,890,057	$2,437,697
Variable-rate	3,456,340	4,077,855
Total HTM MBS	$5,346,397	$6,515,552
Total HTM securities	$6,335,836	$8,832,845
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

Realized Gains and Losses on HTM Securities. There were no sales of HTM securities and, therefore, no realized gains or losses on sales for the nine months ended September 30, 2012 or 2011.

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

To ensure consistency among the FHLBanks, the Bank completes its OTTI analysis of private label MBS based on the methodologies and key modeling assumptions provided by the OTTI Governance Committee. The OTTI analysis is a cash flow analysis that is run on a common platform. The Bank performs the cash flow analysis on all of its private label MBS portfolio that have available data. Private label MBS backed by HELOCs and certain other securities are not able to be cash flow tested using the FHLBanks’ common platform. For these types of private label MBS and certain securities where underlying collateral data is not available, alternate procedures, as prescribed by the OTTI Governance Committee, are used by the Bank to assess these securities for OTTI. Securities evaluated using alternative procedures were not significant to the Bank, as they represented approximately 5% of the par balance of private label MBS at September 30, 2012.

Notes to Financial Statements (continued)

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

To determine the amount of the credit loss, the Bank compares the present value of the cash flows expected to be collected from its private label residential MBS to its amortized cost basis. For the Bank’s private label residential MBS, the Bank uses a forward interest rate curve to project the future estimated cash flows. To calculate the present value of the estimated cash flows for fixed rate bonds the Bank uses the effective interest rate for the security prior to impairment. To calculate the present value of the estimated cash flows for variable rate and hybrid private label MBS, the Bank uses the contractual interest rate plus a fixed spread that sets the present value of cash flows equal to amortized cost before impairment. For securities previously identified as other-than-temporarily impaired, the Bank updates its estimate of future estimated cash flows on a quarterly basis and uses the previous effective rate or spread until there is a significant increase in cash flows. When the Bank determines there is a significant increase in cash flows, the effective rate is increased.

The Bank performed a cash flow analysis using two third-party models to assess whether the amortized cost basis of its private label residential MBS will be recovered. The first third-party model considers borrower characteristics and the particular attributes of the loans underlying the Bank's securities, in conjunction with assumptions about future changes in home prices and interest rates, to project prepayments, defaults and loss severities. A significant input to the first model is the forecast of future housing price changes for the relevant states and core-based statistical areas (CBSAs) which are based upon an assessment of the individual housing markets. CBSA refers collectively to metropolitan and micropolitan statistical areas as defined by the U.S. Office of Management and Budget; as currently defined, a CBSA must contain at least one urban area with a population of 10,000 or more people. The OTTI Governance Committee's housing price forecast assumed current-to-trough home price declines ranging from 0% (for those housing markets that are believed to have reached their trough) to 4.0% over the nine month period beginning July 1, 2012. For the vast majority of markets where further home price declines are anticipated, the declines are projected to range from 1% to 2%. Thereafter, home prices were projected to recover using one of five different recovery paths that vary by housing market.

Recovery Ranges of Housing Price Change
Months	Annualized Rates %
1 - 6	0.0%	-	2.8%
7 - 18	0.0%	-	3.0%
19 - 24	1.0%	-	4.0%
25 - 30	2.0%	-	4.0%
31 - 42	2.0%	-	5.0%
43 - 66	2.0%	-	6.0%
Thereafter	2.3%	-	5.6%

The month-by-month projection of future loan performance derived from the first model is the mean of 100 projections and reflects projected prepayments, defaults and loss severities. These projections are input into a second model that allocates the projected loan level cash flows and losses to the various security classes in the securitization structure in accordance with its prescribed cash flow and loss allocation rules. In a securitization in which the credit enhancement for the senior securities is derived from the presence of subordinate securities, losses are generally allocated first to the subordinate securities until their principal balance is reduced to zero. The projected cash flows are based on a number of assumptions and expectations, and the results of these models can vary significantly with changes in assumptions and expectations. The scenario of cash flows determined based on the model approach described above reflects a best estimate scenario and includes a base case current to trough housing price forecast and a base case housing price recovery path described above.

For those securities for which an OTTI credit loss was determined to have occurred during the three months ended September 30, 2012 (that is, a determination was made that the entire amortized cost basis will not likely be recovered), the following tables present a summary of the significant inputs used to measure the amount of the credit loss recognized in

Notes to Financial Statements (continued)

earnings during the three months ended September 30, 2012 as well as the related credit enhancement (CE). CE is defined as the percentage of subordinated tranches and over-collateralization, if any, in a security structure that will generally absorb losses before the Bank will experience a loss on the security. The calculated averages represent the dollar weighted averages of the significant inputs used to measure the credit loss. The CUSIP classification (Prime, Alt-A and subprime) is based on the classification as determined by the first model used to run the estimated cash flows for the CUSIP and not the classification at the time of issuance.

	Significant Inputs for OTTI Residential MBS
	Prepayment Rates				Default Rates				Loss Severities				Current Credit Enhancement
Year of Securitization	Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %			Weighted Avg %	Range %
Prime:
2006	9.8			9.8	19.8			19.8	36.2			36.2	5.5			5.5
Alt-A:
2006	11.0	8.8	-	13.1	29.4	20.2	-	39.3	46.3	43.6	-	49.2	1.7	0.0	-	3.3
Total Residential MBS - OTTI	10.8	8.8	-	13.1	27.2	19.8	-	39.3	44.0	36.2	-	49.2	2.6	0.0	-	5.5

All of the Bank's other-than-temporarily impaired securities were classified as AFS as of September 30, 2012. The "Total OTTI securities" balances summarize the Bank’s securities as of September 30, 2012 for which an OTTI has been recognized during the third quarter 2012 and during the life of the security. The "Private label MBS with no OTTI" balances represent AFS securities on which an OTTI was not taken so that the sum of these two reflects the entire AFS private label MBS portfolio balance.

	OTTI Recognized During the Three Months Ended September 30, 2012			OTTI Recognized During the Life of the Security
(in thousands)	Unpaid Principal Balance	Amortized Cost(1)	Fair Value	Unpaid Principal Balance	Amortized Cost(1)	Fair Value
Private label residential MBS:
Prime	$30,705	$28,718	$28,215	$877,756	$757,481	$775,666
Alt-A	103,218	88,481	83,103	902,109	710,574	685,975
Subprime	—	—	—	2,446	1,375	1,389
HELOCs	—	—	—	21,592	15,344	14,575
Total OTTI securities	133,923	117,199	111,318	1,803,903	1,484,774	1,477,605

Private label MBS with no OTTI	1,674,036	1,371,631	1,369,921	4,056	4,056	3,634
Total AFS private label MBS	$1,807,959	$1,488,830	$1,481,239	$1,807,959	$1,488,830	$1,481,239
Notes:
(1)Amortized cost includes adjustments made to the cost basis of an investment for accretion and/or amortization, collection of cash, and/or previous OTTI recognized in earnings.

Notes to Financial Statements (continued)

The tables below summarize the impact of OTTI credit and noncredit losses recorded on AFS investment securities for the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30, 2012			Nine months ended September 30, 2012
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(82)	$82	$—	$(8,566)	$6,375	$(2,191)
Alt-A	(104)	104	—	(1,051)	1,051	—
Subprime	—	—	—	(323)	323	—
HELOCs	—	—	—	(1,084)	1,084	—
Total OTTI on private label MBS	$(186)	$186	$—	$(11,024)	$8,833	$(2,191)

	Three months ended September 30, 2011			Nine months ended September 30, 2011
(in thousands)	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses	OTTI Related to Credit Loss	OTTI Related to Noncredit Loss	Total OTTI Losses
Private label residential MBS:
Prime	$(1,805)	$1,701	$(104)	$(12,000)	$8,777	$(3,223)
Alt-A	(4,218)	4,218	—	(24,608)	24,608	—
Subprime	—	—	—	(134)	134	—
HELOCs	(150)	150	—	(787)	787	—
Total OTTI on private label MBS	$(6,173)	$6,069	$(104)	$(37,529)	$34,306	$(3,223)

The following tables present the rollforward of the amounts related to OTTI credit losses recognized during the life of the security for which a portion of the OTTI charges was recognized in AOCI for the three and nine months ended September 30, 2012 and 2011.

	2012
(in thousands)	Three months ended September 30,	Nine months ended September 30,
Beginning balance	$328,937	$322,589
Additions:
Credit losses for which OTTI was not previously recognized	—	74
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	186	10,950
Reductions:
Securities sold and matured during the period	265	265
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(2,209)	(6,699)
Ending balance	$327,179	$327,179

Notes to Financial Statements (continued)

	2011
(in thousands)	Three months ended September 30,	Nine months ended September 30,
Beginning balance	$312,891	$317,344
Additions:
Credit losses for which OTTI was not previously recognized	—	659
Additional OTTI credit losses for which an OTTI charge was previously recognized(1)	6,173	36,870
Reductions:
Securities sold and matured during the period	—	(30,687)
Increases in cash flows expected to be collected, recognized over the remaining life of the securities(2)	(2,110)	(7,232)
Ending balance	$316,954	$316,954
Notes:
(1) For the three months ended September 30, 2012 and 2011, OTTI "previously recognized" represents securities that were impaired prior to July 1, 2012 and 2011. For the nine months ended September 30, 2012 and 2011, OTTI "previously recognized" represents securities that were impaired prior to January 1, 2012 and 2011.
(2) This activity represents the increase in cash flows recognized in interest income during the period.

All Other AFS and HTM Investments. At September 30, 2012, the Bank held certain securities in an unrealized loss position. These unrealized losses were considered temporary as the Bank expects to recover the entire amortized cost basis on the remaining securities in unrealized loss positions and neither intends to sell these securities nor considers it more likely than not that the Bank would be required to sell the security before its anticipated recovery. As a result, the Bank did not consider any of the following investments to be other-than-temporarily impaired at September 30, 2012.

State and Local Housing Finance Agency Obligations. The Bank has determined that all unrealized losses on these investments were temporary given the creditworthiness of the issuers and the underlying collateral.

Certificates of Deposit. The Bank evaluates the creditworthiness of the issuer to determine if an unrealized loss is temporary on certificates of deposit. At September 30, 2012, there were no unrealized losses on certificates of deposit.

Other U.S. Obligations and GSE Investments. For other U.S. obligations, GSE non-MBS investments and GSE MBS investments, the Bank has determined that the strength of the issuers’ guarantees through direct obligations or support from the U.S. government was sufficient to protect the Bank from losses based on current expectations. As a result, the Bank has determined that as of September 30, 2012, all of these unrealized losses were temporary.

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

At September 30, 2012 and December 31, 2011, the Bank had advances outstanding, including AHP advances, with interest rates ranging from zero to 7.40%. AHP subsidized loans have interest rates ranging between zero and 5.50%.

The following table details the Bank’s advances portfolio by year of contractual maturity as of September 30, 2012 and December 31, 2011.

(dollars in thousands)	September 30, 2012		December 31, 2011
Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$19,018,266	0.85%	$14,129,734	1.12%
Due after 1 year through 2 years	3,054,594	1.94	2,614,149	2.89
Due after 2 years through 3 years	4,666,804	2.88	3,071,155	2.63
Due after 3 years through 4 years	2,655,836	4.79	3,560,115	4.05
Due after 4 years through 5 years	4,744,309	1.51	2,193,086	4.51
Thereafter	2,503,450	3.69	3,744,103	4.20
Total par value	36,643,259	1.77%	29,312,342	2.44%
Discount on AHP advances	(256)		(377)
Deferred prepayment fees	(14,527)		(16,653)
Hedging adjustments	1,110,145		1,309,489
Total book value	$37,738,621		$30,604,801

The Bank also offers convertible advances. Convertible advances allow the Bank to convert an advance from one interest rate structure to another. When issuing convertible advances, the Bank may purchase put options from a member that allow the Bank to convert the fixed-rate advance to a variable-rate advance at the current market rate or another structure after an agreed-upon lockout period. A convertible advance carries a lower interest rate than a comparable-maturity fixed-rate advance without the conversion feature. Variable- to fixed-rate convertible advances have a defined lockout period during which the interest rates adjust based on a spread to LIBOR. At the end of the lockout period, these advances may convert to fixed-rate advances. The fixed rates on the converted advances are determined at origination. At September 30, 2012 and December 31, 2011, the Bank had convertible advances outstanding of $2.8 billion and $4.0 billion, respectively.

The Bank offers certain advances to members that provide a member the right, based upon predetermined option exercise dates, to call the advance prior to maturity without incurring prepayment or termination fees (returnable advances). In exchange for receiving the right to call the advance on a predetermined call schedule, the member pays a higher fixed rate for the advance relative to an equivalent maturity, non-callable, fixed-rate advance. If the call option is exercised, replacement funding may be available. At September 30, 2012 and December 31, 2011, the Bank had returnable advances of $6.9 billion and $1.0 billion, respectively.

Notes to Financial Statements (continued)

The following table summarizes advances by year of contractual maturity or next call date or next convertible date as of September 30, 2012 and December 31, 2011.

	Year of Contractual Maturity or Next Call Date		Year of Contractual Maturity or Next Convertible Date
(in thousands)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Due in 1 year or less	$19,418,266	$14,129,734	$21,350,266	$17,478,985
Due after 1 year through 2 years	3,054,594	2,614,149	2,999,094	2,283,148
Due after 2 years through 3 years	4,666,804	3,071,155	4,556,304	2,922,405
Due after 3 years through 4 years	2,655,836	3,560,115	1,643,336	3,287,615
Due after 4 years through 5 years	4,744,309	2,193,086	4,097,309	1,044,586
Thereafter	2,103,450	3,744,103	1,996,950	2,295,603
Total par value	$36,643,259	$29,312,342	$36,643,259	$29,312,342

Interest Rate Payment Terms.  The following table details interest rate payment terms for advances as of September 30, 2012 and December 31, 2011.

(in thousands)	September 30, 2012	December 31, 2011
Fixed rate – overnight	$165,890	$588,583
Fixed rate – term:
Due in 1 year or less	18,802,376	13,487,574
Thereafter	10,936,700	12,483,536
Total fixed rate	29,904,966	26,559,693
Variable rate:
Due in 1 year or less	50,000	53,577
Thereafter	6,688,293	2,699,072
Total variable rate	6,738,293	2,752,649
Total par value	$36,643,259	$29,312,342

At September 30, 2012 and December 31, 2011, 33.0% and 39.1%, respectively, of the Bank's fixed-rate advances were swapped to a floating rate. At September 30, 2012 and December 31, 2011, 13.4% and 32.7%, respectively, of the Bank's variable-rate advances were swapped to a different variable-rate index.

Credit Risk Exposure and Security Terms. The Bank’s potential credit risk from advances is concentrated in commercial banks and savings institutions. As of September 30, 2012, the Bank had advances of $28.8 billion outstanding to its five largest borrowers, which represented 78.6% of total advances outstanding. Of these five, four had outstanding advance balances in excess of 10% of the total portfolio at September 30, 2012. As of December 31, 2011, the Bank had advances of $20.6 billion outstanding to the five largest borrowers, which represented 70.4% of total advances outstanding. Of these five, two had outstanding advance balances in excess of 10% of the total portfolio at December 31, 2011.

The Bank lends to financial institutions involved in housing finance within Delaware, Pennsylvania and West Virginia according to Federal statutes, including the Act. The Act requires each FHLBank to hold, or have access to, collateral to secure its advances. The Bank does not expect to incur any credit losses on advances. The Bank has policies and procedures in place to manage credit risk appropriately, including requirements for physical possession or control of pledged collateral, restrictions on borrowing, verifications of collateral and continuous monitoring of borrowings and the member's financial condition. Based on the collateral pledged as security for advances and management's credit analyses of members' financial condition as well as credit extension and collateral policies, the Bank expects to collect all amounts due according to the contractual terms of the advances. See Note 9 for information related to the Bank's credit risk on advances and allowance for credit losses.

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

The following table presents balances as of September 30, 2012 and December 31, 2011 for mortgage loans held for portfolio.

(in thousands)	September 30, 2012	December 31, 2011
Fixed medium-term single-family mortgages(1)	$555,334	$601,104
Fixed long-term single-family mortgages(1)	2,983,781	3,252,150
Total par value	3,539,115	3,853,254
Premiums	47,800	41,904
Discounts	(9,076)	(11,555)
Hedging adjustments	15,298	13,868
Total mortgage loans held for portfolio	$3,593,137	$3,897,471
Note:
(1)Medium-term is defined as a term of 15 years or less. Long-term is defined as greater than 15 years.

The following table details the par value of mortgage loans held for portfolio outstanding categorized by type and by maturity as of September 30, 2012 and December 31, 2011.

(in thousands)	September 30, 2012	December 31, 2011
Government-guaranteed/insured loans	$355,896	$345,346
Conventional loans	3,183,219	3,507,908
Total par value	$3,539,115	$3,853,254
Year of maturity
Due within one year	$160	$99
Due after one year through five years	15,772	5,006
Due after five years	3,523,183	3,848,149
Total par value	$3,539,115	$3,853,254

See Note 9 for information related to the Banks' credit risk on mortgage loans and allowance for credit losses.

Note 9 – Allowance for Credit Losses

The Bank has established an allowance methodology for each of the Bank's portfolio segments: credit products, government-guaranteed or insured mortgage loans held for portfolio, conventional MPF loans held for portfolio, and BOB loans.

Credit Products. The Bank manages its total credit exposure (TCE) (which includes advances, letters of credit, advance commitments, and other credit product exposure) through an integrated approach. This generally provides for a credit limit to be established for each borrower, includes an ongoing review of each borrower's financial condition and is coupled with collateral/lending policies to limit risk of loss while balancing the borrowers' needs for a reliable source of funding. In addition, the Bank lends to its members in accordance with the Act and Finance Agency regulations. Specifically, the Act requires the Bank to obtain collateral to fully secure credit products. The estimated value of the collateral required to secure each member's credit products is calculated by applying collateral weightings, or haircuts, to the value of the collateral. The Bank accepts cash, certain investment securities, residential mortgage loans, deposits, and other real estate related assets as

Notes to Financial Statements (continued)

collateral. In addition, Community Financial Institutions (CFIs) are eligible to utilize expanded statutory collateral provisions for small business, agriculture, and community development loans. The Bank's capital stock owned by the borrowing member is pledged as secondary collateral. Collateral arrangements may vary depending upon borrower credit quality, financial condition and performance, borrowing capacity, and overall credit exposure to the borrower. The Bank can require additional or substitute collateral to protect its security interest. Management of the Bank believes that these policies effectively manage the Bank's respective credit risk from credit products.

Based upon the financial condition of the member, the Bank either allows a member to retain physical possession of the collateral assigned to the Bank or requires the member to specifically place physical possession or control of the collateral with the Bank or its custodians. However, notwithstanding financial condition, the Bank always takes possession or control of securities used as collateral if it is used for maximum borrowing capacity (MBC) or to secure advances. The Bank perfects its security interest in all pledged collateral. The Act affords any security interest granted to the Bank by a member priority over the claims or rights of any other party except for claims or rights of a third party that would be entitled to priority under otherwise applicable law and are held by a bona fide purchaser for value or by a secured party holding a prior perfected security interest.

Using a risk-based approach, the Bank considers the payment status, collateral types and concentration levels, and borrower's financial condition to be indicators of credit quality on its credit products. At September 30, 2012 and December 31, 2011, the Bank had rights to collateral on a member-by-member basis with an estimated value in excess of its outstanding extensions of credit.

The Bank continues to evaluate and make changes to its collateral guidelines, as necessary, based on current market conditions. At September 30, 2012 and December 31, 2011, the Bank did not have any credit products that were past due, on nonaccrual status, or considered impaired. In addition, there were no credit products considered to be troubled debt restructurings (TDRs).

Based upon the collateral held as security, its credit extension policies, collateral policies, management's credit analysis and the repayment history on credit products, the Bank did not incur any credit losses on credit products during 2012 or 2011, or since inception. Accordingly, the Bank has not recorded any allowance for credit losses. Additionally, at September 30, 2012 and December 31, 2011, the Bank has not recorded any allowance for credit losses for off-balance sheet credit products.

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

The Bank's allowance for credit losses takes into consideration the CE associated with conventional mortgage loans under the MPF Program. Specifically, the determination of the allowance generally considers expected primary mortgage insurance (PMI), supplemental mortgage insurance (SMI), and other CE amounts. Any incurred losses that are expected to be recovered from the CE reduce the Bank's allowance for credit losses.

For conventional MPF loans, credit losses that are not fully covered by PMI are allocated to the Bank up to an agreed upon amount, referred to as the first loss account (FLA). The FLA functions as a tracking mechanism for determining the point after which the participating financial institution (PFI) is required to cover losses. The Bank pays the PFI a fee, a portion of which may be based on the credit performance of the mortgage loans, in exchange for absorbing the second layer of losses up to an agreed-upon CE amount. The CE amount may be a direct obligation of the PFI and/or an SMI policy paid for by the PFI, and may include performance-based fees which can be withheld to cover losses allocated to the Bank (referred to as recaptured CE fees). Estimated losses exceeding the CE and SMI, if any, are incurred by the Bank. The PFI is required to pledge collateral to secure any portion of its CE amount that is a direct obligation. A receivable which is assessed for collectability is generally established for losses expected to be recovered by withholding CE fees. At September 30, 2012 and December 31, 2011, the

Notes to Financial Statements (continued)

MPF exposure under the FLA was $30.7 million and $34.3 million respectively. This exposure includes both accrual and nonaccrual loans. The Bank records CE fees paid to PFIs as a reduction to mortgage loan interest income. The Bank incurred CE fees of $1.0 million and $1.1 million for the third quarter of 2012 and 2011, respectively, and $3.0 million and $3.5 million during the nine months ended September 30, 2012 and 2011, respectively.

Collectively Evaluated Mortgage Loans. The Bank collectively evaluates the homogeneous mortgage loan portfolio for impairment. The allowance for credit loss methodology for mortgage loans considers loan pool specific attribute data, applies loss severities and incorporates the CEs of the MPF Program and PMI. The probability of default and loss given default are based on the actual 12-month historical performance of the Bank's mortgage loans. Actual probability of default was determined by applying migration analysis to categories of mortgage loans (current, 30 days past due, 60 days past due, and 90 days past due). Actual loss given default was determined based on realized losses incurred on the sale of mortgage loan collateral over the previous 12 months. Given the credit deterioration experience by PMI companies, estimated future claim payments from these companies have been reduced and factored into estimated loan losses in determining the allowance for credit losses. The resulting estimated losses after PMI are then reduced by the CEs the Bank expects to be eligible to receive. The CEs are contractually set and calculated by Master Commitment. Losses in excess of the CEs are incurred by the Bank.

Individually Evaluated Mortgage Loans. The Bank evaluates certain mortgage loans for impairment individually. These loans are considered TDRs as discussed in the TDR section of this Note 9.

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

Notes to Financial Statements (continued)

Rollforward of Allowance for Credit Losses. Mortgage Loans - Conventional MPF.

	2012
(in thousands)	Three months ended September 30,	Nine months ended September 30,
Balance, beginning of period	$14,066	$14,344
Charge-offs	(27)	(382)
Provision for credit losses	19	96
Balance, September 30	$14,058	$14,058
Ending balance, individually evaluated for impairment	$253
Ending balance, collectively evaluated for impairment	13,805
Total allowance for credit losses	$14,058
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$5,956
Collectively evaluated for impairment	3,238,985
Total recorded investment	$3,244,941

	2011
(in thousands)	Three months ended September 30,	Nine months ended September 30,
Balance, beginning of period	$9,150	$3,150
Charge-offs	(41)	(202)
Provision for credit losses	2,418	8,579
Balance, September 30	$11,527	$11,527
Ending balance, individually evaluated for impairment	$102
Ending balance, collectively evaluated for impairment	11,425
Total allowance for credit losses	$11,527
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$2,859
Collectively evaluated for impairment	3,706,369
Total recorded investment	$3,709,228

Notes to Financial Statements (continued)

Rollforward of Allowance for Credit Losses. BOB Loans.

	2012
(in thousands)	Three months ended September 30,	Nine months ended September 30,
Balance, beginning of period	$2,773	$3,223
Charge-offs	(94)	(673)
Provision (benefit) for credit losses	(175)	(46)
Balance, September 30	$2,504	$2,504
Ending balance, individually evaluated for impairment	$94
Ending balance, collectively evaluated for impairment	2,410
Total allowance for credit losses	$2,504
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$264
Collectively evaluated for impairment	15,550
Total recorded investment	$15,814

	2011
(in thousands)	Three months ended September 30,	Nine months ended September 30,
Balance, beginning of period	$2,998	$5,753
Charge-offs	(353)	(916)
Provision (benefit) for credit losses	60	(2,132)
Balance, September 30	$2,705	$2,705
Ending balance, individually evaluated for impairment	$87
Ending balance, collectively evaluated for impairment	2,618
Total allowance for credit losses	$2,705
Recorded investment balance, end of period:
Individually evaluated for impairment, with or without a related allowance	$305
Collectively evaluated for impairment	17,143
Total recorded investment	$17,448

Notes to Financial Statements (continued)

Credit Quality Indicators. Key credit quality indicators for mortgage and BOB loans include the migration of past due loans, nonaccrual loans, loans in process of foreclosure, and impaired loans.

(in thousands)	September 30, 2012
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$48,970	$16,745	$—	$65,715
Past due 60-89 days	11,169	4,623	145	15,937
Past due 90-179 days	15,948	4,104	102	20,154
Past due 180 days or more	56,571	2,467	115	59,153
Total past due loans	$132,658	$27,939	$362	$160,959
Total current loans	3,112,283	339,557	15,452	3,467,292
Total loans	$3,244,941	$367,496	$15,814	$3,628,251
Other delinquency statistics:
In process of foreclosures, included above (2)	$58,797	$1,130	$—	$59,927
Serious delinquency rate (3)	2.2%	1.8%	1.4%	2.2%
Past due 90 days or more still accruing interest	$—	$6,571	$—	$6,571
Loans on nonaccrual status (4)	$78,278	$—	$626	$78,904

(in thousands)	December 31, 2011
Recorded investment:(1)	Conventional MPF Loans	Government-Guaranteed or Insured Loans	BOB Loans	Total
Past due 30-59 days	$60,998	$25,077	$332	$86,407
Past due 60-89 days	16,810	9,290	40	26,140
Past due 90-179 days	22,749	5,740	380	28,869
Past due 180 days or more	60,887	2,947	296	64,130
Total past due loans	$161,444	$43,054	$1,048	$205,546
Total current loans	3,402,834	311,648	16,341	3,730,823
Total loans	$3,564,278	$354,702	$17,389	$3,936,369
Other delinquency statistics:
In process of foreclosures, included above (2)	$60,533	$2,015	$—	$62,548
Serious delinquency rate (3)	2.4%	2.5%	2.2%	2.4%
Past due 90 days or more still accruing interest	$—	$8,687	$—	$8,687
Loans on nonaccrual status (4)	$87,488	$—	$1,148	$88,636
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

Real Estate Owned (REO). The Bank had $9.9 million and $9.8 million of REO in other assets at September 30, 2012 and December 31, 2011, respectively.

TDRs. TDRs are considered to have occurred when a concession is granted to the debtor that otherwise would not have been considered had it not been for economic or legal reasons related to the debtor's financial difficulties.

Mortgage Loans - Conventional MPF. The Bank offers a loan modification program for its MPF Program. The loans modified under this program are considered TDRs. The loan modification program modifies borrower's monthly payment for a period of up to 36 months to no more than a housing expense ratio of 31% of their monthly income. The outstanding principal

Notes to Financial Statements (continued)

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

A TDR is individually evaluated for impairment when determining its related allowance for credit losses. Credit loss is measured by factoring in expected cash shortfalls incurred as of the reporting date as well as the economic loss attributable to delaying or decreasing the original contractual principal and interest, if applicable. All mortgage loans individually evaluated for impairment were considered TDRs at September 30, 2012, totaling $6.0 million.

BOB Loans. The Bank offers a BOB loan deferral which the Bank considers a TDR. A deferred BOB loan is not required to pay principal or accrue interest for up to a one-year period. The credit loss is measured by factoring expected shortfalls incurred as of reporting date.

TDR Modifications. The following table presents the recorded investment balance, as of the modification date.

	Three months ended September 30, 2012
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$1,866	$1,745
BOB loans	264	264
Total	$2,130	$2,009

	Nine months ended September 30, 2012
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$2,827	$2,671
BOB loans	264	264
Total	$3,091	$2,935

	Three months ended September 30, 2011
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$340	$329
BOB loans	305	305
Total	$645	$634

	Nine months ended September 30, 2011
(in thousands)	Pre-Modification	Post-Modification
Conventional MPF loans	$2,063	$2,017
BOB loans	305	305
Total	$2,368	$2,322

Notes to Financial Statements (continued)

Certain TDRs may experience a payment default, which the Bank considers to be a loan 60 days or more delinquent. Conventional MPF loans modified during the previous 12 months which experienced a payment default during the third quarter and first nine months of 2012 and 2011 were immaterial.

Individually Evaluated Impaired Loans.

	September 30, 2012
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$508	$505	$—

With a related allowance:
Conventional MPF loans	$5,448	$5,416	$253
BOB loans	264	264	94

Total:
Conventional MPF loans	$5,956	$5,921	$253
BOB loans	264	264	94

	December 31, 2011
(in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance for Credit Losses
With no related allowance:
Conventional MPF loans	$645	$640	$—

With a related allowance:
Conventional MPF loans	$3,421	$3,410	$128
BOB loans	100	100	36

Total:
Conventional MPF loans	$4,066	$4,050	$128
BOB loans	100	100	36

Notes to Financial Statements (continued)

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

	Three months ended September 30, 2012		Nine months ended September 30, 2012
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$5,841	$87	$5,094	$228
BOB loans	176	—	81	—
Total	$6,017	$87	$5,175	$228

	Three months ended September 30, 2011		Nine months ended September 30, 2011
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Conventional MPF loans	$2,749	$41	$2,398	$107
BOB loans	305	—	102	—
Total	$3,054	$41	$2,500	$107

Purchases, Sales and Reclassifications. During the nine months ended September 30, 2012 and 2011, there were no significant purchases or sales of financing receivables. Furthermore, none of the financing receivables were reclassified to held-for-sale.

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

Financial Statement Effect and Additional Financial Information. The following tables summarize the notional and fair value of derivative instruments as of September 30, 2012 and December 31, 2011.

	September 30, 2012
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$30,871,645	$349,277	$1,137,686
Derivatives not in hedge accounting relationships:
Interest rate swaps	$3,232,597	$15,135	$8,812
Interest rate caps	1,466,750	1,858	—
Mortgage delivery commitments	28,813	677	4
Total derivatives not in hedge accounting relationships	$4,728,160	$17,670	$8,816
Total derivatives before netting and collateral adjustments	$35,599,805	$366,947	$1,146,502
Netting adjustments		(313,495)	(313,495)
Cash collateral and related accrued interest		(28,058)	(430,652)
Total collateral and netting adjustments(1)		(341,553)	(744,147)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$25,394	$402,355

	December 31, 2011
(in thousands)	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives in hedge accounting relationships:
Interest rate swaps	$27,389,135	$368,159	$1,306,235
Derivatives not in hedge accounting relationships:
Interest rate swaps	$2,241,681	$1,378	$7,029
Interest rate caps	1,466,750	4,146	15
Mortgage delivery commitments	13,984	158	8
Total derivatives not in hedge accounting relationships	$3,722,415	$5,682	$7,052
Total derivatives before netting and collateral adjustments	$31,111,550	$373,841	$1,313,287
Netting adjustments		(329,297)	(329,297)
Cash collateral and related accrued interest		(8,288)	(542,015)
Total collateral and netting adjustments(1)		(337,585)	(871,312)
Derivative assets and derivative liabilities as reported on the Statement of Condition		$36,256	$441,975
Note:
(1)Amounts represent the effect of legally enforceable master netting agreements that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.

Notes to Financial Statements (continued)

The following table presents the components of net gains (losses) on derivatives and hedging activities as presented in the Statement of Income.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Derivatives and hedged items in fair value hedging relationships:
Interest rate swaps - fair value hedge ineffectiveness	$1,329	$(3,885)	$3,291	$(3,133)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	$(575)	$300	$(2,000)	$473
Interest rate caps or floors	(231)	(2,813)	(2,272)	(4,972)
Net interest settlements	268	(337)	(1,122)	(10)
Mortgage delivery commitments	2,687	1,445	4,732	2,236
Other	4	5	12	228
Total net gains (losses) related to derivatives not designated as hedging instruments	$2,153	$(1,400)	$(650)	$(2,045)
Net gains (losses) on derivatives and hedging activities	$3,482	$(5,285)	$2,641	$(5,178)

The following tables present, by type of hedged item, the gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Bank’s net interest income for the third quarter and nine months ended September 30, 2012 and 2011.

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Three months ended September 30, 2012
Hedged item type:
Advances	$84,204	$(83,765)	$439	$(93,120)
Consolidated obligations – bonds	(5,359)	6,249	890	44,154
Total	$78,845	$(77,516)	$1,329	$(48,966)
Nine months ended September 30, 2012
Hedged item type:
Advances	$166,564	$(165,389)	$1,175	$(289,346)
Consolidated obligations – bonds	(20,450)	22,566	2,116	130,501
Total	$146,114	$(142,823)	$3,291	$(158,845)

Notes to Financial Statements (continued)

(in thousands)	Gains/(Losses) on Derivative	Gains/(Losses) on Hedged Item	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income(1)
Three months ended September 30, 2011
Hedged item type:
Advances	$(201,954)	$197,583	$(4,371)	$(121,460)
Consolidated obligations – bonds	90,356	(89,870)	486	52,634
Total	$(111,598)	$107,713	$(3,885)	$(68,826)
Nine months ended September 30, 2011
Hedged item type:
Advances	$(157,356)	$153,389	$(3,967)	$(374,229)
Consolidated obligations – bonds	106,167	(105,333)	834	169,540
Total	$(51,189)	$48,056	$(3,133)	$(204,689)
Note:
(1)Represents the net interest settlements on derivatives in fair value hedge relationships presented in the interest income/expense line item of the respective hedged item.

The Bank had no active cash flow hedging relationships during 2012 or 2011. As of September 30, 2012, the deferred net gains (losses) on derivative instruments in AOCI expected to be reclassified to earnings during the next twelve months, as well as the losses reclassified from AOCI into income, were not material.

Managing Credit Risk on Derivatives. The Bank is subject to credit risk due to nonperformance by counterparties to the derivative agreements. The Bank manages counterparty credit risk through credit analysis, reliance on netting provisions in its International Swaps and Derivatives Association (ISDA) agreements, collateral requirements and adherence to the requirements set forth in its ISDA agreements, policies and regulations. The deterioration in the credit/financial markets has heightened the Bank’s awareness of derivative default risk, including risk of return of the Bank's posted collateral. In response, the Bank has worked toward lessening this risk by (1) verifying that the derivative counterparties are in full compliance with existing ISDA requirements through enhanced monitoring efforts; (2) at times, substituting securities for cash collateral, which would allow a more detailed identification of the Bank’s particular collateral; and (3) attempting to negotiate revised ISDA Master Agreement terms, when necessary, that should help to mitigate losses in the event of a counterparty default. These agreement negotiations may include establishing tri-party collateral agreements where possible to further protect the Bank’s collateral. The Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty and typically do not permit rehypothecation. In view of recent and expected continuing developments in the derivatives market, including over-the-counter (OTC) derivatives, the Bank may manage this risk differently in the future.

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

(in thousands)	September 30, 2012	December 31, 2011
Credit risk exposure(1)	$53,452	$44,544
Cash collateral held	28,058	8,288
Net exposure after cash collateral	25,394	36,256
Other collateral held	1,341	—
Net exposure after collateral	$24,053	$36,256
Note:
(1) Includes net accrued interest receivable of $9.5 million and $3.1 million at September 30, 2012 and December 31, 2011, respectively.

Notes to Financial Statements (continued)

Generally, the Bank’s ISDA agreements contain provisions that require the Bank to post additional collateral with its counterparties if there is deterioration in its credit rating and the net liability position exceeds the relevant threshold. If the Bank’s credit rating is lowered by a major credit rating agency, the Bank would be required to deliver additional collateral on derivative instruments in net liability positions. The aggregate fair value of all derivative instruments with credit-risk related contingent features that were in a net liability position (before cash collateral and related accrued interest) at September 30, 2012 was $833.0 million for which the Bank has posted cash and securities collateral with a fair value of approximately $759.4 million in the normal course of business. If the Bank’s credit rating had been lowered one notch (i.e., from its current rating to the next lower rating), the Bank would have been required to deliver up to an additional $53.4 million of collateral to its derivative counterparties at September 30, 2012.

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
The following table details interest rate payment terms for consolidated obligation bonds as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
(in thousands)
Par value of consolidated bonds:
Fixed-rate	$30,900,956	$34,298,965
Step-up	1,488,000	215,000
Floating-rate	860,000	620,000
Total par value	33,248,956	35,133,965
Bond premiums	105,053	125,933
Bond discounts	(19,704)	(23,290)
Hedging adjustments	331,147	376,428
Total book value	$33,665,452	$35,613,036

At September 30, 2012 and December 31, 2011, 53.9% and 52.6%, respectively, of the Banks' fixed-rate bonds were swapped to a floating rate and 1.2% and 3.2%, respectively, of the Banks' floating-rate bonds were swapped to a different variable-rate index.

Notes to Financial Statements (continued)

Maturity Terms. The following table presents a summary of the Bank’s consolidated obligation bonds outstanding by year of contractual maturity as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
(dollars in thousands) Year of Contractual Maturity	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate
Due in 1 year or less	$13,676,555	1.26%	$15,402,750	1.02%
Due after 1 year through 2 years	5,954,470	1.99	4,692,105	2.58
Due after 2 years through 3 years	5,012,840	2.55	3,673,570	2.87
Due after 3 years through 4 years	1,730,790	2.75	4,490,540	2.82
Due after 4 years through 5 years	1,493,050	2.66	1,588,490	3.40
Thereafter	4,226,790	2.90	3,104,090	4.04
Index amortizing notes	1,154,461	4.50	2,182,420	4.65
Total par value	$33,248,956	2.05%	$35,133,965	2.25%

The following table presents the Bank’s consolidated obligation bonds outstanding between noncallable and callable as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
(in thousands)
Noncallable	$28,092,456	$32,250,465
Callable	5,156,500	2,883,500
Total par value	$33,248,956	$35,133,965

The following table presents consolidated obligation bonds outstanding by the earlier of contractual maturity or next call date as of September 30, 2012 and December 31, 2011.

(in thousands) Year of Contractual Maturity or Next Call Date	September 30, 2012	December 31, 2011
Due in 1 year or less	$18,437,555	$17,205,750
Due after 1 year through 2 years	4,264,470	4,678,105
Due after 2 years through 3 years	4,748,340	3,612,070
Due after 3 years through 4 years	1,649,790	4,383,540
Due after 4 years through 5 years	1,138,050	1,383,490
Thereafter	1,856,290	1,688,590
Index amortizing notes	1,154,461	2,182,420
Total par value	$33,248,956	$35,133,965

Consolidated Obligation Discount Notes. Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are consolidated obligations with original maturities up to one year. These notes are issued at less than their face amount and redeemed at par value when they mature. The following table details the Bank’s consolidated obligation discount notes, all of which are due within one year, as of September 30, 2012 and December 31, 2011.

(dollars in thousands)	September 30, 2012	December 31, 2011
Book value	$20,888,257	$10,921,498
Par value	20,893,996	10,922,000
Weighted average interest rate (1)	0.13%	0.03%
Note:
(1) Represents an implied rate.

At September 30, 2012, 2.8% of the Bank's discount notes were swapped. The Bank had no swapped discount notes at December 31, 2011.

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

At September 30, 2012, the Bank was in compliance with all regulatory capital requirements. Mandatorily redeemable capital stock is considered capital for determining the Bank's compliance with its regulatory requirements. At September 30, 2012 and December 31, 2011, all of the Bank's capital stock outstanding was Class B stock.

The following table demonstrates the Bank’s compliance with these capital requirements at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
(dollars in thousands)	Required	Actual	Required	Actual
Regulatory capital requirements:
Risk-based capital	$1,014,193	$3,790,778	$1,062,070	$3,870,876
Total capital-to-asset ratio	4.0%	6.3%	4.0%	7.4%
Total regulatory capital	2,405,620	3,790,778	2,079,771	3,870,876
Leverage ratio	5.0%	9.5%	5.0%	11.2%
Leverage capital	3,007,025	5,686,167	2,599,714	5,806,313

The decline in the ratios from December 31, 2011 to September 30, 2012 is primarily due to the repurchases of excess capital stock and the increase in assets. When the Finance Agency implemented the prompt corrective action provisions of the Housing Act, it established four capital classifications for the FHLBanks: adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. On September 26, 2012, the Bank received final notification from the Finance Agency that it was considered "adequately capitalized" for the quarter ended June 30, 2012. In its determination, the Finance Agency expressed concerns regarding the Bank's capital position. The Finance Agency believes that the Bank's retained earnings are not sufficient and the poor quality of its private label MBS portfolio creates uncertainty about the Bank's earnings prospects and ability to build retained earnings at a satisfactory pace. As of the date of this filing, the Bank has not received final notice from the Finance Agency regarding its capital classification for the quarter ended September 30, 2012.

Capital Concentrations. The following tables present member holdings of 10% or more of the Bank’s total capital stock including mandatorily redeemable capital stock outstanding as of September 30, 2012 and December 31, 2011.

(dollars in thousands)	September 30, 2012
Member(1)	Capital Stock	% of Total
Sovereign Bank, N.A., Wilmington, DE	$649,670	19.8%
PNC Bank, N.A., Wilmington, DE	413,007	12.6%

(dollars in thousands)	December 31, 2011
Member(1)	Capital Stock	% of Total
Sovereign Bank, N.A., Wilmington, DE	$555,370	16.2%
Ally Bank, Midvale, UT	383,865	11.2%
ING Bank, FSB, Wilmington, DE	370,360	10.8%
Note:
(1) For Bank membership purposes, principal place of business for Ally Bank is Horsham, PA.
For PNC Bank, the principal place of business is Pittsburgh, PA.

Mandatorily Redeemable Capital Stock. Each FHLBank is a cooperative whose member financial institutions and former members own all of the relevant FHLBank's capital stock. Shares cannot be purchased or sold except between an FHLBank and its members at its $100 per share par value, as mandated by each FHLBank's capital plan.

Notes to Financial Statements (continued)

At September 30, 2012 and December 31, 2011, the Bank had $188.1 million and $45.7 million, respectively, in capital stock subject to mandatory redemption with payment subject to a five-year waiting period and the Bank meeting its minimum regulatory capital requirements. For the three and nine months ended September 30, 2012, estimated dividends on mandatorily redeemable capital stock totaling $205 thousand and $319 thousand, respectively, were recorded as interest expense. No dividends were paid on mandatorily redeemable stock during 2011.

The following table provides the related dollar amounts for activities recorded in mandatorily redeemable capital stock during the nine months ended September 30, 2012 and 2011.

	Nine months ended September 30,
(in thousands)	2012	2011
Balance, beginning of the period	$45,673	$34,215
Capital stock subject to mandatory redemption reclassified from capital stock:
Due to withdrawals (includes mergers)	183,483	19,821
Redemption of mandatorily redeemable capital stock:
Withdrawals	—	(30)
Other redemptions (1)	(41,028)	(5,929)
Balance, end of the period	$188,128	$48,077
Note:
(1) Reflects the impact on mandatorily redeemable capital stock related to partial excess capital stock repurchases.

As of September 30, 2012, the total mandatorily redeemable capital stock reflected balances for 13 institutions. Two institutions were taken over by the FDIC and their charters were dissolved. One institution voluntarily dissolved its charter with the Office of Thrift Supervision. Eight institutions were merged out of district and are considered nonmembers. One institution's charter was converted to an uninsured trust company, which is ineligible for membership. One institution has notified the Bank to voluntarily withdraw from membership and redeem their capital stock. These redemptions were not complete as of September 30, 2012.

The following table shows the amount of mandatorily redeemable capital stock by contractual year of redemption at September 30, 2012 and December 31, 2011.

(in thousands)	September 30, 2012	December 31, 2011
Due in 1 year or less	$58	$—
Due after 1 year through 2 years	2,673	71
Due after 2 years through 3 years	19,749	3,276
Due after 3 years through 4 years	14,795	25,038
Due after 4 years through 5 years	150,853	17,288
Total	$188,128	$45,673

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

Dividends and Retained Earnings. As prescribed in the FHLBanks' amended JCEA, upon full satisfaction of the REFCORP obligation, each FHLBank is required to contribute 20% of its net income each quarter to a restricted retained earnings (RRE) account until the balance of that account equals at least 1% of that FHLBank's average balance of outstanding consolidated obligations for the previous quarter. These RRE will not be available to pay dividends. On August 5, 2011, the Finance Agency certified that the FHLBanks fully satisfied their REFCORP obligation. Therefore, starting in third quarter of 2011, the Bank allocated 20% of its net income to a separate RRE account. At September 30, 2012, retained earnings were $511.0 million, including $490.8 million of unrestricted retained earnings and $20.2 million of RRE.

The Finance Agency has issued regulatory guidance to the FHLBanks relating to capital management and retained earnings. The guidance directs each FHLBank to assess, at least annually, the adequacy of its retained earnings with

Notes to Financial Statements (continued)

consideration given to future possible financial and economic scenarios. The guidance also outlines the considerations that each FHLBank should undertake in assessing the adequacy of the Bank’s retained earnings. The Bank’s retained earnings policy and capital adequacy metric utilize this guidance.

Dividends paid by the Bank are subject to Board approval and may be paid in either capital stock or cash; historically, the Bank has paid cash dividends only. During 2011, the Bank did not pay a dividend. In February, April, and July 2012, the Bank paid a dividend equal to an annual yield of 0.10%. On October 31, 2012, the Bank paid a dividend equal to an annual yield of 0.43%. The dividend in each period was calculated on stockholders' average balances for the previous quarter.

The Bank has executed partial repurchases of excess capital stock since the fourth quarter of 2010. The total amount of member excess capital stock at September 30, 2012 was $796.3 million. The Bank repurchased $477 million of excess capital stock in the nine months ended September 30, 2012. The Bank also repurchased $300 million in excess capital stock on October 31, 2012.

The following table summarizes the changes in AOCI for the nine months ended September 30, 2012 and 2011.

(in thousands)	Net Unrealized Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on AFS	Noncredit OTTI Gains(Losses) on HTM	Net Unrealized Gains (Losses) on Hedging Activities	Pension and Post-Retirement Plans	Total
December 31, 2011	$5,891	$(168,114)	$—	$286	$(428)	$(162,365)
Net unrealized gains	29,792	34,361	—	—	—	64,153
Net change in fair value of OTTI securities	—	117,751	—	—	—	117,751
Noncredit component of OTTI losses	—	—	(662)	—	—	(662)
Reclassification adjustment of noncredit OTTI losses included in net income	—	9,495	—	—	—	9,495
Noncredit OTTI losses transferred from HTM to AFS	—	(662)	662	—	—	—
Pension and post-retirement benefits	—	—	—	—	54	54
September 30, 2012	$35,683	$(7,169)	$—	$286	$(374)	$28,426

December 31, 2010	$(962)	$(222,533)	$—	$270	$(116)	$(223,341)
Net unrealized gains	4,186	7,446	—	—	—	11,632
Net change in fair value of OTTI securities	—	47,643	—	—	—	47,643
Noncredit component of OTTI losses	—	(86)	(2,697)	—	—	(2,783)
Reclassification adjustment of noncredit OTTI losses included in net income	—	37,089	—	—	—	37,089
Noncredit OTTI losses transferred from HTM to AFS	—	(2,697)	2,697	—	—	—
Reclassifications included in net income	—	(7,278)	—	18	—	(7,260)
Pension and post-retirement benefits	—	—	—	—	(12)	(12)
September 30, 2011	$3,224	$(140,416)	$—	$288	$(128)	$(137,032)

Notes to Financial Statements (continued)

Note 13 – Transactions with Related Parties

The following table includes significant outstanding related party member balances.

	September 30, 2012	December 31, 2011
(in thousands)
Federal funds sold	$—	$200,000
Investments	185,510	201,670
Advances	21,172,429	20,708,461
Letters of credit	175,230	197,298
MPF loans	2,363,836	2,765,971
Deposits	6,765	22,697
Capital stock	1,194,656	1,792,872

The following table summarizes the Statement of Income effects corresponding to the related party member balances above. Amounts related to Federal funds sold, interest income on investments, prepayment fees on advances, letters of credit fees, and interest expense on deposits were immaterial for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Interest income on advances (1)	$30,554	$25,829	$100,298	$80,509
Interest income on MPF loans	32,416	40,779	102,813	128,328
Note:
(1) For the three and nine months ended September 30, 2012 respectively, it includes contractual interest income of $87.3 million and $329.8 million, net interest settlements on derivatives in fair value hedge relationships of $(55.6) million and $(215.3) million and total amortization of basis adjustments of $(1.1) million and $(14.1) million. For the three and nine months ended September 30, 2011 respectively, it includes contractual interest income of $128.9 million and $393.8 million, net interest settlements on derivatives in fair value hedge relationships of $(94.3) million and $(287.0) million and total amortization of basis adjustments of $(8.8) million and $(26.3) million.

The following table includes the MPF activity of the related party members.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Total MPF loan volume purchased	$57,566	$80	$89,142	$80

The following table summarizes the effect of the MPF activities with FHLBank of Chicago.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2012	2011	2012	2011
Servicing fee expense	$190	$169	$545	$500
Interest income on MPF deposits	3	—	6	4

	September 30, 2012	December 31, 2011
(in thousands)
Interest-bearing deposits maintained with FHLBank of Chicago	$11,164	$16,180

From time to time, the Bank may borrow from or lend to other FHLBanks on a short-term uncollateralized basis. For the third quarter and nine months ended September 30, 2012 and 2011, there was no borrowing or lending activity between the Bank and other FHLBanks.

Subject to mutually agreed upon terms, on occasion, an FHLBank may transfer its primary debt obligations to another FHLBank, which becomes the primary obligor on the transferred debt upon completion of the transfer. During the nine months ended September 30, 2012 and 2011, there were no transfers of debt between the Bank and another FHLBank.

Notes to Financial Statements (continued)

From time to time, a member of one FHLBank may be acquired by a member of another FHLBank. When such an acquisition occurs, the two FHLBanks may agree to transfer at fair value the loans of the acquired member to the FHLBank of the surviving member. The FHLBanks may also agree to the purchase and sale of any related hedging instrument. The Bank had no such activity during the nine months ended September 30, 2012 and 2011.

Additional discussions regarding related party transactions can be found in Note 19 to the audited financial statements in the Bank's 2011 Form 10-K.

Notes to Financial Statements (continued)

Note 14 – Estimated Fair Values

Fair value amounts, have been determined by the Bank using available market information and the Bank’s best judgment of appropriate valuation methods. These estimates are based on pertinent information available to the Bank at September 30, 2012 and December 31, 2011. Although the Bank uses its best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values are not necessarily indicative of the amounts that would be realized in current market transactions, although they do reflect the Bank’s judgment of how a market participant would estimate the fair values.

The carrying value and estimated fair value of the Bank’s financial instruments at September 30, 2012 and December 31, 2011 are presented in the table below. This table does not represent an estimate of the overall market value of the Bank as a going-concern, which would take into account future business opportunities and the net profitability of assets and liabilities.

Fair Value Summary Table

	September 30, 2012						December 31, 2011
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Netting Adjust.	Estimated Fair Value	Carrying Value	Estimated Fair Value
Assets:
Cash and due from banks	$246,723	$246,723	$—	$—	$—	$246,723	$634,278	$634,278
Interest-bearing deposits	11,164	—	11,164	—	—	11,164	16,180	16,180
Securities purchased under agreement to resell	2,250,000	—	2,250,000	—	—	2,250,000	—	—
Federal funds sold	2,335,000	—	2,334,993	—	—	2,334,993	2,450,000	2,449,936
Trading securities	1,114,015	4,137	1,109,878	—	—	1,114,015	984,285	984,285
AFS securities	6,326,162	1,998	4,842,925	1,481,239	—	6,326,162	4,356,147	4,356,147
HTM securities	6,335,836	—	5,137,554	1,278,516	—	6,416,070	8,832,845	8,782,348
Advances	37,738,621	—	37,935,212	—	—	37,935,212	30,604,801	30,853,987
Mortgage loans held for portfolio, net	3,579,079	—	3,880,263	—	—	3,880,263	3,883,127	4,168,409
BOB loans, net	13,176	—	—	13,176	—	13,176	14,016	14,016
Accrued interest receivable	120,715	—	120,715	—	—	120,715	132,152	132,152
Derivative assets	25,394	—	366,947	—	(341,553)	25,394	36,256	36,256

Liabilities:
Deposits	$1,054,956	$—	$1,054,957	$—	$—	$1,054,957	$1,099,694	$1,099,715
Discount notes	20,888,257	—	20,889,443	—	—	20,889,443	10,921,498	10,921,703
Bonds	33,665,452	—	34,381,802	—	—	34,381,802	35,613,036	36,474,950
Mandatorily redeemable capital stock	188,128	188,333	—	—	—	188,333	45,673	45,673
Accrued interest payable	145,672	—	145,672	—	—	145,672	125,564	125,564
Derivative liabilities	402,355	—	1,146,502	—	(744,147)	402,355	441,975	441,975

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

The Bank reviews its fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. These reclassifications are reported as transfers in/out as of the beginning of the quarter in which the changes occur. There were no such transfers during the nine months ended September 30, 2012 and 2011.

Summary of Valuation Methodologies and Primary Inputs

Cash and Due from Banks. The fair values equal the carrying values.

Interest Bearing Deposits. The fair value is determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for interest-bearing deposits with similar terms.

Securities Purchased Under Agreement to Resell. The fair values are determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. For securities with variable rates or fixed rates with three months or less to maturity or repricing, the fair values approximate the carrying values.

Federal Funds Sold. The fair value of Federal funds sold is determined by calculating the present value of the future cash flows. The discount rates used in these calculations are the rates for Federal funds with similar terms.

Investment Securities – non-MBS. The Bank uses the income approach to determine the estimated fair value of non-MBS investment securities. The significant inputs include a market-observable interest rate curve and a discount spread, if applicable. The market-observable interest rate curves used by the Bank and the related instrument types they measure are as follows:

•	Treasury curve: U.S. Treasury obligations

•	LIBOR Swap curve: certificates of deposit

•	CO curve: Government-sponsored enterprises, state and local agency, and other U.S. obligations

Investment Securities – MBS.  To value MBS holdings, the Bank obtains prices from four designated third-party pricing vendors, when available. The pricing vendors use various proprietary models to price MBS. The inputs to those models are derived from various sources including, but not limited to: benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Since many MBS do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all MBS valuations, which facilitates resolution of potentially erroneous prices identified by the Bank. The Bank considers these inputs to be Level 2 inputs. However, based on the current lack of significant market activity for private label residential MBS, the Bank believes as of September 30, 2012 private label residential MBS inputs should be classified as Level 3.

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

As an additional step, the Bank reviewed the final fair value estimates of its private-label MBS holdings as of September 30, 2012 for reasonableness using an implied yield test. The Bank calculated an implied yield for each of its private label MBS using the estimated fair value derived from the process described above and the security's projected cash flows from the Bank's OTTI process and compared such yield to the market yield for comparable securities according to dealers and other third-party sources to the extent comparable market yield data was available. This analysis did not indicate that any adjustments to the fair value estimates were necessary.

As of September 30, 2012, four vendor prices were received for a majority of the Bank's MBS holdings, and the final prices for a majority of those securities were computed by averaging the four prices. Based on the Bank's reviews of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, the Bank's additional analyses), the Bank believes the final prices are representative of the prices that would have been received if the assets had been sold at the measurement date (i.e., exit prices) and further that the fair value measurements are classified appropriately in the fair value hierarchy.

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

Accrued Interest Receivable and Payable. The fair values approximate the carrying values.

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

Notes to Financial Statements (continued)

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

Commitments. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of standby letters of credit is based on the present value of fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. The fair value of the Bank's commitments to extend credit for advances and letters of credit was immaterial at September 30, 2012 and December 31, 2011.

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

Notes to Financial Statements (continued)

Fair Value on a Recurring Basis. The following tables present, for each hierarchy level, the Bank’s assets and liabilities that are measured at fair value on a recurring basis on its Statement of Condition at September 30, 2012 and December 31, 2011.

	September 30, 2012
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$1,109,878	$—	$—	$1,109,878
Mutual funds offsetting deferred compensation	4,137	—	—	—	4,137
Total trading securities	$4,137	$1,109,878	$—	$—	$1,114,015
AFS securities:
Other U.S. obligations	$—	$21,020	$—	$—	$21,020
GSE securities	—	1,374,584	—	—	1,374,584
State and local Agency	—	12,972	—	—	12,972
Mutual funds partially securing employee benefit plan obligations	1,998	—	—	—	1,998
Other U.S. obligations MBS	—	326,041	—	—	326,041
GSE residential MBS	—	3,108,308	—	—	3,108,308
Private label MBS:
Private label residential	—	—	1,466,664	—	1,466,664
HELOCs	—	—	14,575	—	14,575
Total AFS securities	$1,998	$4,842,925	$1,481,239	$—	$6,326,162
Derivative assets:
Interest rate related	$—	$366,270	$—	$(341,553)	$24,717
Mortgage delivery commitments	—	677	—	—	677
Total derivative assets	$—	$366,947	$—	$(341,553)	$25,394
Total assets at fair value	$6,135	$6,319,750	$1,481,239	$(341,553)	$7,465,571
Liabilities:
Derivative liabilities:
Interest rate related	$—	$1,146,498	$—	$(744,147)	$402,351
Mortgage delivery commitments	—	4	—	—	4
Total derivative liabilities (2)	$—	$1,146,502	$—	$(744,147)	$402,355

Notes to Financial Statements (continued)

	December 31, 2011
(in thousands)	Level 1	Level 2	Level 3	Netting Adjustment(1)	Total
Assets:
Trading securities:
U.S. Treasury bills	$—	$729,994	$—	$—	$729,994
TLGP investments	—	250,080	—	—	250,080
Mutual funds offsetting deferred compensation	4,211	—	—	—	4,211
Total trading securities	$4,211	$980,074	$—	$—	$984,285
AFS securities:
GSE securities	$—	$900,574	$—	$—	$900,574
Mutual funds partially securing employee benefit plan obligations	1,998	—	—	$—	$1,998
GSE residential MBS	—	1,807,141	—	—	1,807,141
Private label MBS:
Private label residential	—	—	1,631,361	—	1,631,361
HELOCs	—	—	15,073	—	15,073
Total AFS securities	$1,998	$2,707,715	$1,646,434	$—	$4,356,147
Derivative assets:
Interest rate related	$—	$373,683	$—	$(337,585)	$36,098
Mortgage delivery commitments	—	158	—	—	158
Total derivative assets	$—	$373,841	$—	$(337,585)	$36,256
Total assets at fair value	$6,209	$4,061,630	$1,646,434	$(337,585)	$5,376,688
Liabilities:
Derivative liabilities:
Interest rate related	$—	$1,313,279	$—	$(871,312)	$441,967
Mortgage delivery commitments	—	8	—	—	8
Total derivative liabilities (2)	$—	$1,313,287	$—	$(871,312)	$441,975
 Note:
(1)Amounts represent the effect of legally enforceable master netting agreements on derivatives that allow the Bank to settle positive and negative positions and also cash collateral held or placed with the same counterparties.
(2) Derivative liabilities represent the total liabilities at fair value.

There were no transfers between Levels 1 and 2 during the first nine months of 2012 or 2011.

Notes to Financial Statements (continued)

Level 3 Disclosures for all Assets and Liabilities That Are Measured at Fair Value on a Recurring Basis. The following table presents a reconciliation of all assets and liabilities that are measured at fair value on the Statement of Condition using significant unobservable inputs (Level 3) for the first nine months of 2012 and 2011. For instruments carried at fair value, the Bank reviews the fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in a reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out at fair value in the quarter in which the changes occur. Transfers are reported as of the beginning of the period.

(in thousands)	AFS Private Label MBS-Residential Nine Months Ended September 30, 2012	AFS Private Label MBS- HELOCs Nine Months Ended September 30, 2012
Balance at January 1	$1,631,361	$15,073
Total gains (losses) (realized/unrealized) included in:
Accretion of credit losses in interest income	(4,380)	692
Net OTTI losses, credit portion	(9,866)	(1,084)
Net unrealized gains on AFS in OCI	213	—
Reclassification of non-credit portion included in net income	8,411	1,084
Net change in fair value on OTTI AFS in OCI	116,632	1,119
Unrealized gains on OTTI AFS and included in OCI	34,190	171
Purchases, issuances, sales, and settlements:
Settlements	(321,165)	(2,480)
Transfer of OTTI securities from HTM to AFS	11,268	—
Balance at September 30	$1,466,664	$14,575
Total amount of losses for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2012	$(14,247)	$(392)

(in thousands)	AFS Private Label MBS-Residential Nine Months Ended September 30, 2011	AFS Private Label MBS-HELOCs Nine Months Ended September 30, 2011
Balance at January 1	$2,200,438	$15,357
Total gains (losses) (realized/unrealized) included in:
Net gains on sale of AFS securities	7,278	—
Net OTTI losses, credit portion	(36,320)	(787)
AOCI	83,625	4,541
Purchases, issuances, sales, and settlements:
Sales	(132,362)	—
Settlements	(436,368)	(3,142)
Transfer of OTTI securities from HTM to AFS	90,925	—
Balance at September 30	$1,777,216	$15,969
Total amount of losses for the period presented included in earnings attributable to the change in unrealized gains or losses relating to assets and liabilities still held at September 30, 2011	$(36,320)	$(787)

During the first nine months of 2012, the Bank transferred one private label MBS from its HTM portfolio to its AFS portfolio in the period in which the OTTI charge was recorded. During the first nine months of 2011, the Bank transferred four private label MBS from its HTM portfolio to its AFS portfolio. Because transfers of OTTI securities are separately reported in the quarter in which they occur, the net OTTI losses and noncredit losses recognized on these securities are not separately reflected in the tables above. Further details, including the OTTI charges relating to these transfers and the rationale for these transfers, are presented in Notes 4 and 6 to the Financial Statements.

Notes to Financial Statements (continued)

Note 15 – Commitments and Contingencies

The following table presents the Bank's various off-balance sheet commitments which are described in detail below.

(in thousands)	September 30, 2012			December 31, 2011
Notional amount	Expire Within One Year	Expire After One Year	Total	Total
Standby letters of credit outstanding (1)	$6,577,252	$122,657	$6,699,909	$6,702,082
Commitments to fund additional advances and BOB loans	988,575	10,000	998,575	553,134
Commitments to fund or purchase mortgage loans	28,813	—	28,813	13,984
Unsettled consolidated obligation bonds, at par (2)	5,130,000	—	5,130,000	55,000
Notes:
(1) Includes approved requests to issue future standby letters of credit of $148.2 million and $126.3 million at September 30, 2012 and December 31, 2011, respectively.
(2) Includes $5.1 billion and $55.0 million of consolidated obligation bonds which were hedged with associated interest rate swaps at September 30, 2012 and December 31, 2011, respectively.

Commitments to Extend Credit on Standby Letters of Credit, Additional Advances and BOB Loans. Standby letters of credit are issued on behalf of members for a fee. A standby letter of credit is a financing arrangement between the Bank and its member. If the Bank is required to make payment for a beneficiary’s draw, these amounts are withdrawn from the member’s Demand Deposit Account (DDA). Any remaining amounts not covered by the withdrawal from the member’s DDA are converted into a collateralized advance. The original terms of these standby letters of credit, including related commitments, range from less than one month to 5.0 years, including a final expiration in 2017. Commitments that legally bind and unconditionally obligate the Bank for additional advances, including BOB loans, may be outstanding for periods of up to two years.

Unearned fees related to standby letters of credit are recorded in other liabilities and had a balance of $1.7 million and $0.8 million as of September 30, 2012 and December 31, 2011, respectively. The Bank monitors the creditworthiness of its standby letters of credit based on an evaluation of the member. The Bank has established parameters for the review, assessment, monitoring and measurement of credit risk related to these standby letters of credit.

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

The Bank does not have any legally binding or unconditional unused lines of credit for advances at September 30, 2012 and December 31, 2011. However, within the Bank's Open RepoPlus advance product, there were conditional lines of credit outstanding at September 30, 2012 and December 31, 2011 of $6.6 billion and $7.3 billion, respectively.

Commitments to Fund or Purchase Mortgage Loans. Commitments that unconditionally obligate the Bank to purchase mortgage loans under the MPF program totaled $28.8 million and $14.0 million at September 30, 2012 and December 31, 2011, respectively. Delivery commitments are generally for periods not to exceed 45 days. Such commitments are recorded as derivatives.

Pledged Collateral. The Bank generally executes derivatives with major banks and broker-dealers and generally enters into bilateral collateral agreements. As of September 30, 2012, the Bank had pledged total collateral of $759.4 million, including cash of $430.6 million and securities that cannot be sold or repledged with a fair value of $328.8 million, to certain of its derivative counterparties. As of December 31, 2011, the Bank had pledged total collateral of $886.7 million, including cash of $542.0 million and securities that cannot be sold or repledged with a fair value of $344.7 million to certain of its derivative counterparties. As previously noted, the Bank’s ISDA Master Agreements typically require segregation of the Bank’s collateral posted with the counterparty. The Bank reported $328.8 million and $344.7 million of the collateral as trading securities as of September 30, 2012 and December 31, 2011, respectively. In view of recent and expected continuing developments in the derivatives market, including OTC derivatives, the Bank may manage this risk differently in the future.

Legal Proceedings. The Bank is subject to legal proceedings arising in the normal course of business. After consultation with legal counsel, management does not anticipate that the ultimate liability, if any, arising out of these matters will have a

Notes to Financial Statements (continued)

material effect on its financial condition or results of operations.

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

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

See the Risk Management section in Part I, Item 2. Management’s Discussion and Analysis in this Form 10-Q.

Item 4: Controls and Procedures

Under the supervision and with the participation of the Bank’s management, including the chief executive officer and chief financial officer, the Bank conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the 1934 Act). Based on this evaluation, the Bank’s chief executive officer and chief financial officer concluded that the Bank’s disclosure controls and procedures were effective as of September 30, 2012.

Internal Control Over Financial Reporting

A new advances application system and capital stock application system were successfully implemented during the third quarter 2012. These systems enhanced internal controls related to those processes. There were no other changes in internal control over financial reporting that occurred during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1: Legal Proceedings

On September 23, 2009, the Bank filed two complaints in state court, the Court of Common Pleas of Allegheny County, Pennsylvania relating to nine private label MBS bonds purchased from J.P. Morgan Securities, Inc. (J.P. Morgan) in an aggregate original principal amount of approximately $1.68 billion. In addition to J.P. Morgan, the parties include: J.P. Morgan Mortgage Acquisition Corp.; J.P. Morgan Mortgage Acceptance Corporation I; Chase Home Finance L.L.C.; Chase Mortgage Finance Corporation; J.P. Morgan Chase & Co.; Moody’s Corporation; Moody’s Investors Service Inc.; The McGraw-Hill Companies, Inc.; and Fitch, Inc. The Bank’s complaints assert claims for fraud, negligent misrepresentation and violations of state and Federal securities laws. Chase Bank USA, N.A. (Chase Bank), which is affiliated with J.P. Morgan Chase & Co., is a member of the Bank but is not a defendant in these actions. Chase Bank held 6.0% and 5.5% of the Bank’s capital stock as of September 30, 2012 and December 31, 2011 respectively.

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

As of September 30, 2012, the Bank was rated Aaa/Negative Outlook for unsecured long-term debt by Moody's and was rated AA+ with a negative outlook by S&P. These ratings reflect the benefit of the implicit support the FHLBanks receive from the U.S. government and are unchanged from the ratings as of December 31, 2011.

As of October 31, 2012, FHLBank System consolidated obligation bonds have been assigned Aaa/Negative Outlook and
AA+/Negative Outlook ratings by Moody's and S&P, respectively. Consolidated obligation discount notes have been assigned a P-1 and A-1+ rating by Moody's and S&P, respectively. All FHLBanks except the FHLBank of Seattle have been assigned a short-term rating of P-1 and A-1+ by Moody's and S&P, respectively, and a long-term rating of Aaa/Negative Outlook and
AA+/Negative Outlook by Moody's and S&P, respectively. On September 10, 2012, S&P lowered the FHLBank of Seattle’s long-term issuer credit rating to AA/Negative Outlook from AA+/Negative Outlook. The FHLBank of Seattle’s short-term rating remains unchanged at A-1+.

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

Date: November 8, 2012

By: /s/ Kristina K. Williams
Kristina K. Williams
Chief Operating Officer & Chief Financial Officer